Form 10-K
period 2012-09-30
RAYMOND JAMES FINANCIAL INC
filed 2012-11-21
CIK 720005

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-9109
RAYMOND JAMES FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Florida	No. 59-1517485
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

880 Carillon Parkway, St. Petersburg, Florida	33716
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(727) 567-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange
6.90% Senior Notes Due 2042	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2012, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $4,182,729,713.

The number of shares outstanding of the registrant's common stock as of November 19, 2012 was 138,434,615

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 21, 2013 are incorporated by reference into Part III.

RAYMOND JAMES FINANCIAL, INC.

Index

PART I

Item 1. BUSINESS

Raymond James Financial, Inc. (“RJF”), the parent company of a business established in 1962 and a public company since 1983, is a financial holding company headquartered in St. Petersburg, Florida whose subsidiaries are engaged in various financial services businesses predominantly in the United States of America (“U.S.”) and Canada. At September 30, 2012, its principal subsidiaries include Raymond James & Associates, Inc. (“RJ&A”), Morgan Keegan & Company, Inc. (“MK & Co.”), Raymond James Financial Services, Inc. (“RJFS”), Raymond James Financial Services Advisors, Inc. (“RJFSA”), Raymond James Ltd. (“RJ Ltd.”), Eagle Asset Management, Inc. (“Eagle”), and Raymond James Bank, N.A. (“RJ Bank”). All of these subsidiaries are wholly owned by RJF. RJF and its subsidiaries are hereinafter collectively referred to as “our,” “we” or “us.”

As a financial holding company, RJF is subject to the oversight and periodic examination of the Board of Governors of the Federal Reserve System (the “Fed”).

PRINCIPAL SUBSIDIARIES

Our principal subsidiary, RJ&A, is the largest full service brokerage and investment firm headquartered in the state of Florida and with over 225 locations throughout the U.S, is one of the largest retail brokerage firms in the country. RJ&A is a self-clearing broker-dealer engaged in most aspects of securities distribution, trading, investment banking and asset management. RJ&A also offers financial planning services for individuals and provides clearing services for RJFS, RJFSA, other affiliated entities and several unaffiliated broker-dealers. In addition, RJ&A has ten institutional sales offices in Europe. RJ&A is a member of the New York Stock Exchange Euronext (“NYSE”) and most regional exchanges in the U.S. It is also a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investors Protection Corporation (“SIPC”).

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

On April 2, 2012 (the “Closing Date”), RJF completed the acquisition of all of the issued and outstanding shares of MK & Co. and MK Holding, Inc. and certain of its affiliates (collectively referred to hereinafter as “Morgan Keegan”) from Regions Financial Corporation (“Regions”).  MK & Co. is a self-clearing broker-dealer, headquartered in Memphis, Tennessee, engaged in most aspects of securities distribution and trading. MK & Co. is a member of the NYSE and most regional exchanges in the U.S., as well as FINRA and SIPC. Morgan Keegan brings us a strong private client business, one of the industry's top fixed income and public finance groups, and a significant equity capital markets division.

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

RJ Bank originates and purchases commercial and industrial (“C&I”) loans, commercial and residential real estate loans, as well as consumer loans, all of which are funded primarily by cash balances swept from the investment accounts of our broker-dealer subsidiaries' clients.

BUSINESS SEGMENTS

We have eight business segments: “Private Client Group” or “PCG”; “Capital Markets”; “Asset Management”; RJ Bank; “Emerging Markets”; “Securities Lending” ; “Proprietary Capital” and certain corporate activities combined in the “Other” segment. Our financial information for each of the fiscal years ended September 30, 2012, September 30, 2011, and September 30, 2010 is included in the consolidated financial statements and notes thereto.

Index

PRIVATE CLIENT GROUP

We provide securities transaction and financial planning services to over 2.3 million client accounts through the branch office systems of RJ&A, RJFS, RJFSA, MK & Co., RJ Ltd. and Raymond James Investment Services Limited (“RJIS”), in the United Kingdom. Our financial advisors offer a broad range of investments and services, including both third party and proprietary products, and a variety of financial planning services. We charge sales commissions or asset-based fees for investment services we provide to our Private Client Group clients based on established schedules. Varying discounts may be given, generally based upon the client's level of business, the trade size, service level provided, and other relevant factors. In fiscal year 2012, the portion of revenues from this segment that we consider recurring include sources such as asset-based fees including mutual fund and annuity trailing commissions, and interest income and represented approximately 64% of the Private Client Group's total revenues. Revenues of this segment are correlated with total client assets under administration. As of September 30, 2012, client assets under administration of our private client group amounted to $368 billion.

The majority of our U.S. financial advisors are also licensed to sell insurance and annuity products through our general insurance agency, Planning Corporation of America (“PCA”), a wholly owned subsidiary of RJ&A. Through the financial advisors of our domestic broker-dealer subsidiaries, PCA provides product and marketing support for a broad range of insurance products, principally fixed and variable annuities, life insurance, disability insurance and long-term care coverage.

Our U.S. financial advisors offer a number of professionally managed load mutual funds, as well as a selection of no-load funds. RJ&A, MK & Co. and RJFS maintain dealer sales agreements with most major distributors of mutual fund shares sold through broker-dealers.

Net interest revenue in the Private Client Group is generated by customer balances, predominantly the earnings on margin loans and assets segregated pursuant to regulations, less interest paid on customer cash balances (“Client Interest Program”). We also utilize a multi-bank sweep program which generates fee revenue from unaffiliated banks in lieu of interest revenue. The cash sweep program, the Raymond James Bank Deposit Program (“RJBDP”), is a multi-bank (RJ Bank and several non-affiliated banks) program under which clients' cash deposits in their brokerage accounts are re-deposited through a third party service into interest-bearing deposit accounts ($245,000 per bank for individual accounts and $490,000 for joint accounts) at up to 12 banks. This program enables clients to obtain up to $2.5 million in individual FDIC deposit insurance coverage ($5 million for joint accounts) in addition to competitive rates for their cash balances. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in this report for information regarding our net interest revenues.

Clients' transactions in securities are affected on either a cash or margin basis. RJ&A, MK & Co. and RJ Ltd. make margin loans to clients collateralized by the securities purchased or by other securities owned by the client. Interest is charged to clients on the amount borrowed. The interest rate charged to a client on a margin loan is based on current interest rates and on the size of the loan balance in the client's account.

Typically, broker-dealers utilize bank borrowings and equity capital as the primary sources of funds to finance clients' margin account borrowings. RJ&A and MK & Co.'s source of funds to finance clients' margin account balances has been cash balances in brokerage clients' accounts, which are funds awaiting investment. In addition, pursuant to written agreements with clients, broker-dealers are permitted by the Securities and Exchange Commission (“SEC”) and FINRA rules to lend client securities in margin accounts to other financial institutions. SEC regulations, however, restrict the use of clients' funds derived from pledging and lending clients' securities, as well as funds awaiting investment, to the financing of margin account balances; to the extent not so used, such funds are required to be deposited in a special segregated account for the benefit of clients. The regulations also require broker-dealers, within designated periods of time, to obtain possession or control of, and to segregate, clients' fully paid and excess margin securities.

No single client accounts for a material percentage of this segment's total business.

Raymond James & Associates

RJ&A is a full service broker-dealer that employs financial advisors throughout the U.S. RJ&A's financial advisors work in a traditional branch setting supported by local management and administrative staffs. The number of financial advisors per office ranges from one to 28. RJ&A financial advisors are employees and their compensation includes commission payments and participation in the firm's benefit plans. Experienced financial advisors are hired from a wide variety of competitors. As a part of their agreement to join us we may make loans to financial advisors and to certain key revenue producers, primarily for recruiting and/or retention purposes. In addition, individuals are trained each year to become financial advisors at the Robert A. James National Training Center in St. Petersburg, Florida.

Index

Morgan Keegan & Company, Inc.

MK & Co. is a full service broker-dealer that employs financial advisors primarily in the southeastern U.S. MK & Co.'s financial advisors work in a traditional branch setting supported by local management and administrative staffs. The number of financial advisors per office ranges from one to 56. MK & Co. financial advisors are employees and their compensation includes commission payments and participation in the firm's benefit plans. Experienced financial advisors are hired from a wide variety of competitors. As a part of their agreement to join MK & Co, it may make loans to financial advisors and to certain key revenue producers, primarily for recruiting and/or retention purposes.

Our plan is to migrate all the financial advisors and client accounts from the MK & Co. platform and fully integrate the MK & Co. operations onto the RJ&A platform during the second quarter of fiscal year 2013.

Raymond James Financial Services

RJFS is a broker-dealer that supports independent contractor financial advisors in providing products and services to their Private Client Group clients throughout the U.S. The number of financial advisors in RJFS offices ranges from one to 45. Independent contractors are responsible for all of their direct costs and, accordingly, are paid a larger percentage of commissions and fees than employee advisors. They are permitted to conduct, on a limited basis, certain other approved businesses unrelated to their RJFS activities such as offering insurance products, independent registered investment advisory services and accounting and tax services, among others, with the approval of RJFS management.

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

Raymond James Investment Services Limited

RJIS is a wholly owned broker dealer that operates an independent contractor financial advisor network in the United Kingdom. RJIS also provides custodial and execution services to independent investment advisory firms.

Operations and Information Technology

RJ&A and MK & Co.'s operations personnel are responsible for the execution of orders, processing of securities transactions, custody of client securities, support of client accounts, receipt, identification and delivery of funds and securities, and compliance with certain regulatory and legal requirements for most of our U.S. securities brokerage operations through three locations in Saint Petersburg, Florida, Memphis, Tennessee and Southfield, Michigan. RJ Ltd. operations personnel have similar responsibilities at our Canadian brokerage operations located in Vancouver, British Columbia.

The information technology department develops and supports the integrated solutions that provide a differentiated platform for our business. This platform is designed to allow our advisors to spend more time with their clients and enhance and grow their business.

Our business continuity program has been developed to provide reasonable assurance of business continuity in the event of disruptions at our critical facilities. Business departments have developed operational plans for such disruptions, and we have a staff which devotes their full time to monitoring and facilitating those plans. Our business continuity plan continues to be enhanced and tested to allow for continuous business processing in the event of weather-related or other interruptions of operations at the RJF headquarters complex.

Index

We have also developed a business continuity plan for our PCG retail branches in the event these branches are impacted by severe weather. RJA offices utilize an integrated telephone system to route clients to a centralized support center that services clients directly in the event of a branch office closure. MK & Co. branches are assigned a “contingency branch” in another part of the region that allows the impacted branch the ability to communicate through the contingency branch.

In the area of information security, we have developed and implemented a framework of principles, policies and technology to protect the information assets of the firm and its clients. Safeguards are applied to maintain the confidentiality, integrity and availability of information resources.

CAPITAL MARKETS

Capital Markets activities consist primarily of equity and fixed income products and services. During fiscal year 2012, we integrated MK & Co's equity capital markets, including research and investment banking, as well as certain fixed income operations, into RJ&A. No single client accounts for a material percentage of this segment's total business.

Institutional Sales

Institutional sales commissions account for a significant portion of this segment's revenue, which is fueled by a combination of general market activity and the Capital Markets group's ability to identify and promote attractive investment opportunities. Our institutional clients are serviced by institutional equity departments of RJ&A and RJ Ltd.; the RJ&A and MK & Co. fixed income departments; RJ&A's European offices; Raymond James Financial International, Ltd, an institutional UK broker-dealer headquartered in London, England; and Raymond James European Securities, Inc., (“RJES”) a joint venture that is headquartered in Paris, France in which we hold a controlling interest. We charge commissions on equity transactions based on trade size and the amount of business conducted annually with each institution. Fixed income commissions are based on trade size and the characteristics of the specific security involved.

Over 100 domestic and overseas professionals located in offices in the U.S. and Europe comprise RJ&A's institutional equity sales and sales trading departments and maintain relationships with more than 1,200 institutional clients. Some European and U.S. offices also provide services to high net worth clients. RJ Ltd. has approximately 35 institutional equity sales and trading professionals servicing predominantly Canadian, U.S. and European institutional investors from offices in Canada and Europe.

From offices in various locations within the U.S., RJ&A and MK & Co. distribute to institutional clients both taxable and tax-exempt fixed income products, primarily municipal, corporate, government agency and mortgage-backed bonds. RJ&A carries inventory positions of taxable and tax-exempt securities to facilitate institutional sales activities.

Trading

Trading equity securities involves the purchase and sale of securities from and to our clients or other dealers. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the period we hold them. RJ&A makes markets in nearly 1,000 common stocks. Similar to the equity research department, this operation serves to support both our institutional and Private Client Group sales efforts. The RJ Ltd. trading desks not only support client activity, but also take proprietary positions that are closely monitored within well defined limits. RJ Ltd. also provides specialist services in approximately 150 TSX listed common stocks.

RJ&A trades both taxable and tax-exempt fixed income securities. When RJ&A acquired Morgan Keegan, the fixed income traders of MK & Co. were integrated into RJ&A. The taxable and tax-exempt fixed income traders purchase and sell corporate, municipal, government, government agency, and mortgage-backed bonds, asset-backed securities, preferred stock and certificates of deposit from and to our clients or other dealers. RJ&A enters into future commitments such as forward contracts and “to be announced” securities (e.g., securities having a stated coupon and original term to maturity, although the issuer and/or the specific pool of mortgage loans is not known at the time of the transaction). Low levels of proprietary trading positions are also periodically taken by RJ&A for various purposes and are closely monitored within well defined limits. In addition, a subsidiary of RJF, RJ Capital Services, Inc., participates in the interest rate swaps market as a principal, either to economically hedge RJ&A fixed income inventory, for transactions with customers, or to a limited extent for its own account.

Index

Equity Research

The domestic analysts in RJ&A's research department support our institutional and retail sales efforts and publish research on approximately 1,000 companies. This research primarily focuses on U.S. companies in specific industries including communication services, consumer, energy, financial services, healthcare, real estate, technology, technology services, transportation and infrastructure, and security, defense and government services. Proprietary industry studies and company-specific research reports are made available to both institutional and individual clients. RJ Ltd. has 17 analysts who publish research on approximately 200 primarily Canadian companies focused in the energy, energy services, mining, forest products, agricultural, technology, clean technology, consumer and industrial products, and real estate sectors. Additionally, we provide coverage of approximately 90 European and approximately 80 Latin American companies through joint ventures in which we hold interests.

Investment Banking

The nearly 170 professionals of RJ&A's investment banking group reside in various locations within the U.S. and are involved in a variety of activities including public and private equity financing for corporate clients, and merger and acquisition advisory services. RJ Ltd.'s investment banking group consists of approximately 30 professionals who reside in various locations within Canada and provide equity financing and financial advisory services to corporate clients. Our investment banking activities provide a comprehensive range of strategic and financial advisory services tailored to our clients' business life cycles and backed by our strategic industry focus.

Fixed income investment banking includes debt underwriting and public finance activities. The over 90 professionals in the RJ&A and MK & Co. public finance divisions operate out of various offices located throughout the U.S., and serve as a financial advisor, placement agent or underwriter to various issuers who include municipal agencies (including political subdivisions), housing developers and non-profit health care institutions.

RJ&A and MK & Co. act as a consultant, underwriter or selling group member for corporate bonds, mortgage-backed securities, agency bonds, preferred stock and unit investment trusts. When underwriting new issue securities, RJ&A or MK & Co. agree to purchase the issue through a negotiated sale or submits a competitive bid.

Syndicate

The syndicate department consists of professionals who coordinate the marketing, distribution, pricing and stabilization of lead and co-managed equity underwritings. In addition to lead and co-managed offerings, this department coordinates the firm's syndicate and selling group activities in transactions managed by other investment banking firms.

Raymond James Tax Credit Funds, Inc.

Raymond James Tax Credit Funds, Inc. (“RJTCF”) is the general partner or managing member in a number of limited partnerships and limited liability companies. These partnerships and limited liability companies invest in real estate project entities that qualify for tax credits under Section 42 of the Internal Revenue Code. RJTCF has been an active participant in the tax credit program since its inception in 1986 and currently focuses on tax credit funds for institutional investors that invest in a portfolio of tax credit-eligible multi-family apartments. The investors' expected returns on their investments in these funds are primarily derived from tax credits and tax losses that investors can use to reduce their federal tax liability. During fiscal 2012, RJTCF invested approximately $596 million for large institutional investors in approximately 80 real estate transactions for properties located throughout the U.S. Since inception, RJTCF has raised over $4 billion in equity and has sponsored 75 tax credit funds, with investments in over 1,400 tax credit apartment properties in nearly all 50 states and one U.S. Territory.

Index

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

Eagle Asset Management, Inc.

Eagle is a registered investment advisor with approximately $20 billion in assets under management and $1.6 billion in assets under advisement (non-discretionary advised assets) as of September 30, 2012. Eagle offers a variety of equity and fixed income objectives managed by a number of portfolio management teams and a subsidiary investment advisor, Eagle Boston Investment Management, Inc. Eagle's clients include institutions, corporations, pension and profit sharing plans, foundations, endowments, variable annuities, individuals and mutual funds. Eagle also serves as investment advisor to the Eagle Funds. Most clients are charged fees based upon assets under management, however in some cases performance fees may be earned for outperforming respective benchmarks. Eagle also earns fees on non-discretionary assets for providing their account models to professional advisors at other firms.

Eagle Fund Distributors, Inc. (“EFD”), a wholly owned subsidiary of Eagle, is a registered broker-dealer engaged in the distribution of the Eagle Funds.

The Small Cap Growth Fund, Mid Cap Growth Fund, Growth and Income Fund, Mid Cap Stock Fund, Investment Grade Bond Fund, and Eagle Smaller Company Fund are managed by Eagle. The Capital Appreciation Fund and International Equity Fund utilize unaffiliated sub-advisors.

Eagle class shares of both a taxable and a tax-exempt money market fund are available to clients of Eagle and its affiliates through an unrelated third party.

AMS

AMS manages several investment advisory programs which maintain an approved list of investment managers, provide asset allocation model portfolios, establish custodial facilities, monitor performance of client accounts, provide clients with accounting and other administrative services, and assist investment managers with certain trading management activities. One of AMS' programs, “Raymond James Consulting Services” is a managed program in which Raymond James Consulting Services serves as a conduit for AMS clients to access a number of independent investment managers, in addition to Eagle, with initial investment amounts that are far below normal program minimums, as well as providing monitoring and due diligence services.  AMS earns fees generally ranging from 0.35% to 0.85% of asset balances per annum, a portion of which is paid to predominately independent investment managers and Eagle who direct the investments within clients' accounts. In addition, AMS offers additional accounts managed within fee based asset allocation platforms under our Freedom accounts and other managed programs. Freedom's investment committee manages portfolios of mutual funds, exchange traded funds and separately managed account models on a discretionary basis. AMS earns fees generally ranging from 0.10% to 0.50% of these asset balances per annum. For separately managed account models a portion of the fee may be paid to the investment managers who provide the models. At September 30, 2012, these managed programs had over $24 billion in assets under management, including approximately $4 billion managed by Eagle.

Index

AMS also provides certain services for their non-managed fee-based programs (Passport, Ambassador and other non-managed programs). They provide performance reporting, research, sales, accounting, trading and other administrative services. Advisory services are provided by PCG financial advisors. Client fees are based on the individual account or relationship size and may also be dependent on the type of securities in the accounts. Total client fees generally range from 0.50% to 3.00% of assets, and are predominantly allocated to the PCG segment, with a lesser share of revenue generated from these activities allocated to this Asset Management segment. As of September 30, 2012, these programs had approximately $51 billion in assets. RJFS and RJFSA offer similar fee-based programs called IMPAC (“IMPAC”). All revenues for IMPAC are allocated to either RJFS or RJFSA. As of September 30, 2012, IMPAC had approximately $11.6 billion in assets serviced by RJFS financial advisors and RJFSA registered investment advisors (see the Private Client Group segment discussion in this Item 1 for additional information). Morgan Keegan offers similar programs to its clients as those described above, which will be incorporated into the above described AMS programs upon the completion of the integration of MK & Co. into RJ&A which is planned for fiscal year 2013.

In addition to the foregoing programs, AMS also administers managed fee-based programs for clients who have contracted for portfolio management services from non-affiliated investment advisors that are not part of the Raymond James Consulting Services program.

Raymond James Trust, National Association

Raymond James Trust, National Association, (“RJT”) provides personal trust services primarily to existing clients of our broker-dealer subsidiaries. Portfolio management of trust assets can be subcontracted to our asset management operations. This subsidiary had a total of approximately $2.5 billion in client assets at September 30, 2012, including more than $160 million in the donor-advised charitable foundation known as the Raymond James Charitable Endowment Fund.

RJ BANK

RJ Bank provides corporate, residential and consumer loans, as well as Federal Deposit Insurance Corporation (“FDIC”) insured deposit accounts, to clients of our broker-dealer subsidiaries and to the general public. RJ Bank is active in corporate loan syndications and participations. RJ Bank generates revenue principally through the interest income earned on loans and investments, which is offset by the interest expense it pays on client deposits and on its borrowings. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in this report for financial information regarding RJ Bank's net interest earnings. Effective, February 1, 2012, RJ Bank became a national bank, regulated by the Office of the Comptroller of the Currency (“OCC”),

RJ Bank operates from a single branch location adjacent to RJF's headquarters complex in St. Petersburg, Florida. Access to RJ Bank's products and services is available nationwide through the offices of our affiliated broker-dealers as well as through telephonic and electronic banking services. RJ Bank's assets include C&I loans, commercial and residential real estate loans, as well as consumer loans, primarily consisting of securities-based loans. Corporate loans represent approximately 75% of RJ Bank's loan portfolio of which 95% are U.S. and Canadian syndicated loans. Residential mortgage loans are originated and held for investment or sold in the secondary market. RJ Bank's total liabilities primarily consist of deposits that are cash balances swept from the investment accounts maintained at RJ&A.

RJ Bank does not have any significant concentrations with any one industry or customer (see table of industry concentration in Item 7A, “Credit Risk”).

EMERGING MARKETS

Raymond James International Holdings, Inc. (“RJIH”), through its subsidiaries, currently has interests in operations in Latin American countries including Argentina, Uruguay and Brazil. Through these entities we operate securities brokerage, investment banking, asset management and equity research businesses. In fiscal year 2012, approximately 66% of this segment's investment banking revenues arose from one client. No single client accounts for a material percentage of the remainder of revenue generated by this segment.

Index

SECURITIES LENDING

This segment conducts its business through the borrowing and lending of securities from and to other broker-dealers, financial institutions and other counterparties. Generally, we conduct these activities as an intermediary (referred to as “Matched Book”). However, Securities Lending will also loan customer marginable securities held in a margin account containing a debit (referred to as lending from the “Box”) to counterparties. The borrower of the securities puts up a cash deposit on which interest is earned. The lender in turn receives cash and pays interest. These cash deposits are adjusted daily to reflect changes in the current market value of the underlying securities. Additionally, securities are borrowed from other broker-dealers (referred to as borrowing for the “Box”) to facilitate RJ&A's clearance and settlement obligations. The net revenues of this securities lending business are the interest spreads generated. No single client accounts for a material percentage of this segment's total business.

PROPRIETARY CAPITAL

This segment consists of our principal capital and private equity activities including various direct and third party private equity and merchant banking investments; employee investment funds (the “Employee Funds”); and various private equity funds which we sponsor including Raymond James Capital Partners, L.P.  As of September 30, 2012, certain of our merchant banking investments include investments in an allergy immunotherapy testing and treatment supply company, a manufacturer of crime investigation and forensic supplies, an event photography business, and a company pursuing a new concept in the salon services market.

We participate in profits or losses through both general and limited partnership interests. Additionally, we realize profits or incur losses as a result of direct merchant banking investments. The Employee Funds are limited partnerships, some of which we are the general partner, that invest in our merchant banking and private equity activities and other unaffiliated venture capital limited partnerships. The Employee Funds were established as compensation and retention vehicles for certain of our qualified key employees.

OTHER

This segment includes various corporate overhead costs of RJF including the interest cost on our public debt, the acquisition and integration costs associated with our acquisition of Morgan Keegan (see further discussion in Note 3 of the Notes to the Consolidated Financial Statements in this Form 10-K), and the loss associated with the securities repurchased in the prior year as a result of the auction rate securities (“ARS”) settlement (see further discussion of this matter in the Other segment section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K).

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

In the financial services industry, there is significant competition for qualified associates. Our ability to compete effectively in these businesses is substantially dependent on our continuing ability to attract, retain and motivate qualified associates, including successful financial advisors, investment bankers, trading professionals, portfolio managers and other revenue producing or specialized personnel.

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

Index

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

The SEC is the federal agency charged with administration of the federal securities laws. Financial services firms are also subject to regulation by state securities commissions in those states in which they conduct business. RJ&A, RJFS and MK & Co. are currently registered as broker-dealers in all 50 states. In addition, financial services firms are subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. We have offices in Europe, Canada and Latin America.

Much of the regulation of broker-dealers in the U.S. and Canada, however, has been delegated to self-regulatory organizations (“SROs”), principally FINRA, the IIROC and securities exchanges. These SROs adopt and amend rules (which are subject to approval by government agencies) for regulating the industry and conduct periodic examinations of member broker-dealers.

The SEC, SROs and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation of a broker-dealer.

Our U.S. broker-dealer subsidiaries are required by federal law to belong to SIPC. When the SIPC fund falls below a certain amount, members are required to pay higher annual assessments to replenish the reserves. During fiscal year 2012, certain of our domestic broker-dealer subsidiaries incurred expenses amounting to 0.25% of net operating revenues as defined by SIPC, or approximately $4.5 million, to SIPC as a special assessment. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $250,000 on claims for cash balances. We have purchased excess SIPC coverage through various syndicates of Lloyd's, a London-based firm that holds an “A+” rating from Standard and Poor's and Fitch Ratings. Excess SIPC is fully protected by the Lloyd's trust funds and Lloyd's Central Fund. For RJ&A, the additional protection currently provided has an aggregate firm limit of $750 million, including a sub-limit of $1.9 million per customer for cash above basic SIPC. For MK & Co., the additional protection currently provided has a limit of $124.5 million per customer and an aggregate firm limit of $400 million, with no sub-limit for cash above basic SIPC. Account protection applies when a SIPC member fails financially and is unable to meet obligations to clients. This coverage does not protect against market fluctuations.

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

RJ Ltd. is required by the IIROC to belong to the Canadian Investors Protection Fund (“CIPF”), whose primary role is investor protection. The CIPF Board of Directors determines the fund size required to meet its coverage obligations and sets a quarterly assessment rate. Dealer members are assessed the lesser of 1.0% of revenue or a risk-based assessment. The CIPF provides protection for securities and cash held in client accounts up to $1 million Canadian dollars (“CDN”) per client with separate coverage of CDN $1 million for certain types of accounts. This coverage does not protect against market fluctuations.

See Note 25 of the Notes to Consolidated Financial Statements for further information on SEC, FINRA and IIROC regulations pertaining to broker-dealer regulatory minimum net capital requirements.

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

Index

During January 2012, RJF's application to become a bank holding company and a financial holding company was approved by the Fed and RJ Bank's conversion was approved by the OCC. These changes became effective February 1, 2012. RJF converted to a bank holding company in order to provide RJ Bank the ability to maintain a portfolio with a greater percentage of its assets invested in corporate loans than were otherwise permissible under the thrift regulations RJ Bank was previously subject to.

Prior to February 1, 2012, RJF was a “unitary savings and loan holding company” as defined by federal law, because it owned one savings association, RJ Bank. For the periods through and including September 30, 2011, we were under the supervision of, and subject to the rules, regulations, and periodic examination by, either the Office of Thrift Supervision (“OTS”) or the OCC (upon the July 21, 2011 merger of the OTS with the OCC). Additionally, RJ Bank is subject to the rules and regulations of the Fed and the FDIC. Collectively, these rules and regulations cover all aspects of the banking business including lending practices, safeguarding deposits, capital structure, transactions with affiliates and conduct and qualifications of personnel. Since we were a savings and loan holding company prior to May 4, 1999, we were exempt from certain restrictions that would otherwise apply under federal law to the activities and investments of a savings and loan holding company. These restrictions would have become applicable to us if RJ Bank had failed to meet an annual qualified thrift lender (“QTL”) test established by federal law, which required RJ Bank to make qualifying investments to meet this point-in-time test. On September 30, 2011, RJ Bank was granted an exception to the QTL requirement until September 29, 2012. As RJ Bank converted to a national bank during fiscal 2012, as of September 30, 2012 it is no longer subject to the QTL test and no longer has to make qualifying investments in order to maintain regulatory compliance.

RJF, as a result of our conversion to a financial holding company, and RJ Bank are subject to various regulatory capital requirements established by bank regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our and RJ Bank's financial results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJF and RJ Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. RJF's and RJ Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components of our capital, risk weightings of assets, off-balance sheet transactions, and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJF, as a financial holding company, and RJ Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and Tier I capital to adjusted assets (as defined in the regulations). See Note 25 of the Notes to Consolidated Financial Statements in this Form 10-K for further information.

In June of 2012, the OCC, the FRB and the FDIC published three Notices of Proposed Rulemaking (the “NPRs”) to implement aspects of Basel III, as well as to implement aspects of the Dodd-Frank Act. The proposed rules would increase the quantity and quality of capital required by establishing a new common equity Tier 1 minimum capital requirement, a higher minimum Tier 1 capital requirement, and more conservative standards for including an instrument in regulatory capital. In addition, these NPRs propose to apply limits on capital distributions and certain discretionary bonus payments if a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet minimum capital requirements is not held and revised rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses identified over recent years. Based on our current internal capital analyses, we believe that RJF and RJ Bank would meet all capital adequacy requirements under the applicable NPRs.

However, since these NPRs are subject to change, the adoption of these proposed rules could restrict our ability to grow during favorable market conditions or require us to raise additional capital and liquidity. As a result, our business, results of operations, financial condition or prospects could be adversely affected. See Item 1A, “Risk Factors”, within this Form 10-K for more information.

In addition, since RJ Bank provides products covered by FDIC insurance, RJ Bank is subject to the Federal Deposit Insurance Act.

Our federally chartered trust company is subject to regulation by the OCC. This regulation focuses on, among other things, ensuring the safety and soundness of RJT's fiduciary services.

Index

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

Index

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the registrant (which includes officers of certain significant subsidiaries) who are not Directors of the registrant are as follows:

Jennifer C. Ackart	48	Senior Vice President, Controller

Bella Loykhter Allaire	59
Executive Vice President - Technology and Operations - Raymond James & Associates, Inc. since June, 2011; Managing Director and Chief Information Officer, UBS Wealth Management Americas, November, 2006 - January, 2011

Paul D. Allison	56
Chairman, President and CEO - Raymond James Ltd. since January, 2009; Co-President and Co-CEO - Raymond James Ltd., August, 2008 - January, 2009; Executive Vice President and Vice Chairman, Merrill Lynch Canada, December, 2007 - August, 2008; Executive Vice President and Managing Director, Co-Head of Canada Investment Banking, Merrill Lynch Canada, March, 2001 - December, 2007

John C. Carson, Jr.	56
President - Raymond James Financial, Inc. since April, 2012. Chief Executive Officer and Executive Managing Director - Morgan Keegan & Company, Inc. since March, 2008; President - Fixed Income Capital Markets - Morgan Keegan & Company, Inc., 1994 - February, 2008

George Catanese	53	Senior Vice President and Chief Risk Officer since October, 2005; Director, Internal Audit, November, 2001 - October, 2005

Jeffrey A. Dowdle	48	President - Asset Management Services - Raymond James & Associates, Inc. since January, 2005; Senior Vice President - Raymond James & Associates, Inc. since January, 2005

Jeffrey P. Julien	56	Executive Vice President - Finance, Chief Financial Officer and Treasurer, Director and/or officer of several RJF subsidiaries

Paul L. Matecki	56	Senior Vice President - General Counsel, Secretary

Steven M. Raney	47
President and CEO - Raymond James Bank, FSB since January, 2006; Partner and Director of Business Development, LCM Group, February, 2005 - December, 2005; various executive positions in the Tampa Bay area, Bank of America, June, 1988 - January, 2005

Jeffrey E. Trocin	53	Executive Vice President - Equity Capital Markets - Raymond James & Associates, Inc.

Dennis W. Zank	58
Chief Operating Officer since January, 2012; Chief Executive Officer - Raymond James & Associates, Inc. since January, 2012; President - Raymond James & Associates, Inc., December, 2002 - December, 2011

Except where otherwise indicated, the executive officer has held his or her current position for more than five years.

EMPLOYEES AND INDEPENDENT CONTRACTORS

Our employees and independent contractors are vital to our success in the financial services industry. As of September 30, 2012, we have approximately 10,400 employees. As of September 30, 2012, we have more than 3,500 independent contractors with whom we are affiliated.

Index

OTHER INFORMATION

Our internet address is www.raymondjames.com; investors can find financial information on our website under “Our Company - Investor Relations - Financial Reports - SEC Filings.” We make available, free of charge, through links to the SEC website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports, which include certain XBRL instance files, are available through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website our Annual Report to Shareholders and our proxy statements in PDF format under “Our Company - Investors Relations -Shareholders' Meeting.” A copy of any document we file with the SEC is available at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that we file electronically with the SEC. The SEC's internet site is www.sec.gov.

Additionally, we make available on our website under “Our Company - Investor Relations - Corporate Governance,” a number of our corporate governance documents. These include: the Corporate Governance Principles, the charters of the Audit Committee and the Corporate Governance, Nominating and Compensation Committee of the Board of Directors, our Compensation Recoupment Policy, the Senior Financial Officers' Code of Ethics, and the Codes of Ethics for Employees and the Board of Directors. Printed copies of these documents will be furnished to any shareholder upon request. The information on our website is not incorporated by reference into this report.

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

ITEM 1A.    RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, liquidity and the trading price of our common stock or our senior notes which are listed on the NYSE.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Damage to our reputation could damage our businesses.

Maintaining our reputation is critical to our attracting and maintaining customers, investors and employees. If we fail to deal with, or appear to fail to deal with, various issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues include, but are not limited to, any of the risks discussed in this Item 1A, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, record keeping, sales and trading practices, failure to sell securities we have underwritten at the anticipated price levels, and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our products. A failure to deliver appropriate standards of service and quality, or a failure or perceived failure to treat customers and clients fairly, can result in customer dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation. Further, negative publicity regarding us, whether or not true, may also result in harm to our prospects.

Index

We are affected by difficult domestic and international macroeconomic conditions that impact the global financial markets.

We are engaged in various financial services businesses. As such, we are generally affected by domestic and international macroeconomic and political conditions, including levels of economic output, interest and inflation rates, employment levels, consumer confidence levels, and fiscal and monetary policy. These conditions may directly and indirectly impact a number of factors in the global financial markets that may be detrimental to our operating results, including the levels of trading, investing, and origination activity in the securities markets, security valuations, the absolute and relative level and volatility of interest and currency rates, real estate values, the actual and perceived quality of issuers and borrowers, and the supply of and demand for loans and deposits.

During the last five years we have experienced operating cycles during generally weak and uncertain U.S. and global economic conditions, including lower levels of economic output, artificially maintained levels of historically low interest rates, high rates of unemployment, and significant uncertainty with regards to fiscal and monetary policy both domestically and abroad. These conditions have led to several factors in the global financial markets that have negatively impacted our net revenue and profitability. While select factors indicate signs of improvement, significant uncertainty remains. A period of sustained downturns and/or volatility in the securities markets, further reductions to the general level of short term interest rates, a return to increased dislocations in the credit markets, further reductions in the value of real estate, and other negative market factors may significantly impair our revenues and profitability. We may experience a decline in commission revenue from a lower volume of trades we execute for our clients, a decline in fees from reduced portfolio values of securities managed on behalf of our clients, a reduction in revenue from the number and size of transactions in which we provide underwriting, financial advisory and other services, increased credit provisions and charge-offs, losses sustained from our customers and market participants failure to fulfill their settlement obligations, reduced net interest earnings, and other losses. These periods of reduced revenue and other losses may be accompanied by periods of reduced profitability because certain of our expenses including but not limited to our interest expense on debt, rent, facilities and salary expenses are fixed and, our ability to reduce them over short periods of time is limited.

In August 2011, the credit rating agency Standard & Poor's (“S&P”) lowered its long term sovereign credit rating on the U.S. from AAA to AA+, while maintaining a negative outlook. The downgrade reflected S&P's view that an August 2011 agreement of U.S. lawmakers regarding the debt ceiling fell short of what would be necessary to stabilize the U.S. government's medium term debt dynamics. The two other major credit rating agencies did not downgrade their previously issued U.S. sovereign credit ratings. We have specific concerns relating to future or further downgrades of the U.S. sovereign credit rating by one or more of the major credit rating agencies that could have material adverse impacts on financial markets and economic conditions in the U.S. and throughout the world and, in turn, could have a material adverse effect on our business, financial condition and liquidity. Because of the unprecedented nature of any negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on global markets and our business, financial condition and liquidity are unpredictable and may not be immediately apparent.

Additionally, the negative impact on economic conditions and global markets from further European Union's (“EU”) sovereign debt matters could adversely affect our business, financial condition and liquidity. Concerns about the EU sovereign debt have caused uncertainty and disruption for financial markets globally, and continued uncertainties loom over the outcome the EU's financial support programs and the possibility that other EU member states may experience similar financial troubles.

Our businesses and earnings are affected by the fiscal and other policies adopted by various regulatory authorities of the U.S., non-U.S. governments, and international agencies. The Fed regulates the supply of money and credit in the U.S. Fed policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies can also materially decrease the value of certain of our financial assets, most notably debt securities. Changes in Fed policies are beyond our control and, consequently, the impact of these changes on our activities and results of our operations are difficult to predict.

U.S. state and local governments also continue to struggle with budget pressures caused by the recent recession, and concerns regarding municipal issuer credit quality. If these trends continue, investor concerns could potentially reduce the number and size of transactions in which we participate and in turn reduce investment banking revenues.

Declines in the real estate market over the past few years, along with high foreclosure rates and prolonged high unemployment rates, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, in turn caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Index

RJ Bank is particularly affected by domestic economic conditions. Such conditions include: U.S. interest rates, the rate of unemployment, real estate prices, the level of consumer confidence, changes in consumer spending and the number of personal bankruptcies, among others. The deterioration of these conditions can diminish loan demand, lead to an increase in mortgage and other loan delinquencies, affect loan repayment performance and result in higher reserves and net charge-offs, which can adversely affect our earnings.
Lack of liquidity or access to capital could impair our business and financial condition.

Maintaining an appropriate level of liquidity, or the amount of capital that is readily available for investment, spending, or to meet our contractual obligations is essential to our business. Our inability to maintain adequate levels of capital in the form of cash and readily available access to the credit and capital markets could have a significant negative effect on our financial condition. If liquidity from our brokerage or banking operations are inadequate or unavailable, we may be required to scale back or curtail our operations, including limiting our efforts to recruit additional financial advisors, selling assets at prices that may be less favorable to us, and cutting or eliminating the dividends we pay to our shareholders. Some potential conditions that could negatively affect our liquidity include the inability of our subsidiaries to generate cash in the form of dividends from earnings, changes imposed by regulators to our liquidity or capital requirements in our subsidiaries that may prevent the upstream of dividends in the form of cash to the parent company, limited or no accessibility to credit markets for secured and unsecured borrowings within our subsidiaries, diminished access to the capital markets at the parent company, and other commitments or restrictions on capital as a result of adverse legal settlements, judgments, or regulatory sanctions.

The availability of outside financing, including access to the credit and capital markets, depends on a variety of factors, such as conditions in the debt and equity markets, the general availability of credit, the volume of securities trading activity, the overall availability of credit to the financial services sector, and our credit ratings. Our cost and availability of funding may be adversely affected by illiquid credit markets and wider credit spreads. Additionally, lenders may from time to time curtail, or even cease, to provide funding to borrowers as a result of any future concerns about the stability of the markets generally, and the strength of counterparties specifically.

If RJF's credit ratings were downgraded, or if rating agencies indicate that a downgrade may occur, our business, financial position, and results of operations could be adversely affected, perceptions of our financial strength could be damaged, and as a result, adversely affect our relationships with clients. Such a reduction in our credit ratings could also adversely affect our liquidity and competitive position, increase our incremental borrowing costs, limit our access to the capital markets, trigger obligations under certain financial agreements, or decrease the number of investors, clients and counterparties willing or permitted to do business with or lend to us, thereby curtailing our business operations and reducing profitability. As such, we may not be able to successfully obtain additional outside financing to fund our operations on favorable terms, or at all. The impact of a credit rating downgrade to a level below investment grade would result in our breaching provisions in certain of our derivative instruments, and may result in a request for immediate payment and/or ongoing overnight collateralization on our derivative instruments in liability positions.

Furthermore, as a bank holding company, we may become subject to a prohibition or to limitations on our ability to pay dividends or repurchase our stock. The OCC, the Fed and the FDIC have the authority, and under certain circumstances the duty, to prohibit or to limit the payment of dividends by the entities they supervise.

See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” in this Form 10-K for additional information on liquidity and how we manage our liquidity risk.

Index

We are exposed to market risk.

We are, directly and indirectly, affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. For example, changes in interest rates could adversely affect our net interest spread, the difference between the yield we earn on our assets and the interest rate we pay for deposits and other sources of funding, which in turn impacts our net interest income and earnings. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. In our brokerage operations, a rising interest rate environment generally results in our earning a larger net interest spread. Conversely in those operations, a falling interest rate environment generally results in our earning a smaller net interest spread. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.

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

In addition, disruptions in the liquidity or transparency of the financial markets may result in our inability to sell, syndicate or realize the value of security positions, thereby leading to increased concentrations. The inability to reduce our positions in specific securities may not only increase the market and credit risks associated with such positions, but also increase the level of risk-weighted assets on our balance sheet, thereby increasing capital requirements which could adversely affect our profitability.

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

See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this Form 10-K for additional information regarding our exposure to and approaches to managing market risk.

We are exposed to credit risk.

We are generally exposed to the risk that third parties that owe us money, securities or other assets do not meet their performance obligations due to bankruptcy, lack of liquidity, operational failure or other reasons.

We actively buy and sell securities from and to clients and counterparties in the normal course of our broker-dealer businesses exposing us to credit risk. Although generally collateralized by the underlying security to the transaction, we still face the risk associated with changes in the market value of collateral through settlement date. We also hold certain securities and derivatives in our trading accounts. Deterioration in the actual or perceived credit quality of the underlying issuers of securities, or the non-performance of issuers and counterparties to certain derivative contracts could result in trading losses.

We borrow securities from and lend securities to other broker-dealers, and may also enter into agreements to repurchase and agreements to resell securities as part of investing and financing activities. A sharp change in the security market values utilized in these transactions may result in losses if counterparties to these transactions fail to honor their commitments.

We manage the risk associated with these transactions by establishing and monitoring credit limits and by monitoring collateral and transaction levels daily. A significant deterioration in the credit quality of one of our counterparties could lead to concerns in the market about the credit quality of other counterparties in the same industry, thereby exacerbating our credit risk exposure. We may require counterparties to deposit additional collateral or substitute collateral pledged. In the case of aged securities failed to receive, we may, under industry regulations, purchase the underlying securities in the market and seek reimbursement for any losses from the counterparty.

Also, we permit our clients to purchase securities on margin. During periods of steep declines in securities prices, the value of the collateral securing client margin loans may fall below the amount of the purchaser's indebtedness. If the clients are unable to provide additional collateral for these margin loans, we may incur losses on those margin transactions. This may cause us to incur additional expenses defending or pursuing claims or litigation related to counterparty or client defaults.

Index

We deposit our cash in depository institutions as a means of maintaining the liquidity necessary to meet our operating needs, and we also facilitate the deposit of cash awaiting investment in depository institutions on behalf of our clients. A failure of a depository institution to return these deposits could severely impact our operating liquidity, could result in significant reputational damage, and adversely impact our financial performance.

We also incur credit risk by lending to businesses and individuals including, but not limited to, C&I loans, commercial and residential mortgage loans, home equity lines of credit, and margin and non-purpose loans collateralized by securities. We incur credit risk through our investments which include mortgage backed securities, collateralized mortgage obligations, auction rate securities, and other municipal securities.

The credit quality of RJ Bank's loans and our investment portfolios can have a significant impact on earnings and overall financial performance. Our credit risk and credit losses can increase if our loans or investments are concentrated among borrowers or issuers engaged in the same or similar activities, industries, geographies, or to borrowers or issuers who as a group may be uniquely or disproportionately affected by economic or market conditions. The deterioration of an individually large exposure, for example due to a natural disaster, act of terrorism, severe weather event, or economic event, could lead to additional loan loss provisions and/or charges-offs, or credit impairment of our investments, and subsequently have a material impact on our net income and regulatory capital.

Further declines in the real estate market or sustained economic downturns may cause us to further write down the value of some of the loans in RJ Bank's portfolio, foreclose on certain real estate properties or write down the value of some of our available for sale securities portfolio. Credit quality generally may also be affected by adverse changes in the financial performance or condition of our debtors or deterioration in the strength of the U.S. economy. Our policies also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans or satisfy their obligations to us.

See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this Form 10-K for additional information regarding our exposure to and approaches to managing credit risk.

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

Index

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

Our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, funding, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. Furthermore, although we do not hold any EU sovereign debt, we may do business with and be exposed to financial institutions that have been affected by the recent EU sovereign debt crisis. As a result, defaults by, or even rumors or questions about the financial condition of, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Although we have not suffered any material or significant losses as a result of the failure of any financial counterparty, any such losses in the future may materially adversely affect our results of operations.

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

Index

The acquisition of Morgan Keegan involves risks that could affect our business.

On April 2, 2012 we completed our purchase of all of the issued and outstanding shares of Morgan Keegan (refer to the discussion of this acquisition in Note 3 of the Notes to the Consolidated Financial Statements in this Form 10-K).

Acquisitions of this magnitude pose numerous risks, including: difficulty in integrating our and Morgan Keegan's businesses, services and products; failure to achieve anticipated synergies or realize the projected benefits of the transaction; diversion of management's attention from other business concerns due to transaction-related issues; potential loss of clients or key employees; the need to combine accounting and data processing systems and management controls and to integrate relationships with clients, trading counterparties and business partners; the inability to sustain revenue and earnings growth; and changes in the capital markets. There is no assurance that this acquisition will yield all of the positive benefits anticipated. If we are not able to integrate successfully, there is a risk that our results of operations, financial condition and cash flows may be materially and adversely affected.

Regions may fail to honor its indemnification obligations associated with Morgan Keegan matters.

Under the definitive stock purchase agreement dated January 11, 2012 entered into by RJF and Regions governing our acquisition of Morgan Keegan (the “SPA”), Regions has ongoing obligations to indemnify RJF with respect to certain litigation as well as other matters. RJF is relying on Regions fulfilling its indemnification obligations under the SPA with respect to such matters. Our inability to enforce these indemnification provisions, or our failure to recover losses for which we are entitled to be indemnified, could result in our incurring significant costs for defense, settlement and any adverse judgments and resultantly have an adverse effect on our results of operations, financial condition, and our regulatory capital levels.

See Note 3 of the Notes to the Consolidated Financial Statements in this Form 10-K for further information regarding these indemnification agreements.

Growth of our business could increase costs and regulatory risks.

We may incur significant expenses in connection with further expansion of our existing businesses, or recruitment of financial advisors, or in connection with strategic acquisitions or investments, if and to the extent they arise from time to time. Our overall profitability would be negatively affected if investments and expenses associated with such growth are not matched or exceeded by the revenues that are derived from such investment or growth.

Expansion may also create a need for additional compliance, documentation, risk management and internal controls procedures, and often involves the hiring of additional personnel to monitor such procedures. To the extent such procedures are not adequate to appropriately monitor any new or expanded business, we could be exposed to a material loss or regulatory sanction.

Moreover, to the extent we pursue strategic acquisitions, we may be unable to complete such acquisitions on acceptable terms, or be unable to successfully integrate the operations of any acquired business into our existing business. Such acquisitions could be of significant size and/or complexity. This effort, together with difficulties we may encounter in integrating an acquired business, could have an adverse affect on our business, financial condition, and results of operations. In addition, we may need to raise equity capital or borrow to finance such acquisitions, which could dilute our shareholders or increase our leverage. Any such borrowings might not be available on terms as favorable to us as our current borrowings, or perhaps at all.

We face intense competition.
We are engaged in intensely competitive businesses. We compete on the basis of a number of factors, including the quality of our financial advisors and associates, our products and services, pricing (such as execution pricing and fee levels), location and reputation in relevant markets. Over time there has been substantial consolidation and convergence among companies in the financial services industry which has significantly increased the capital base and geographic reach of our competitors. See the section entitled “Competition” of Item 1 of this Form 10-K for additional information about our competitors. Our ability to develop and retain our client base depends on the reputation, judgment, business generation capabilities and skills of our employees and financial advisors. As such, to compete effectively we must attract, retain and motivate qualified associates, including successful financial advisors, investment bankers, trading professionals, portfolio managers and other revenue producing or specialized personnel. Competitive pressures we experience could have an adverse affect on our business, results of operations, financial condition and liquidity.

Index

We compete directly with national full service broker-dealers, investment banking firms, and commercial banks, and to a lesser extent, with discount brokers and dealers and investment advisors. In addition, we face competition from more recent entrants into the market and increased use of alternative sales channels by other firms. Domestic commercial banks and investment banking boutique firms have entered the broker-dealer business, and large international banks are now serving our markets as well. Legislative and regulatory initiatives which eased what were at one time restrictions on the sales of securities and underwriting activities by commercial banks have increased competition. We also compete indirectly for investment assets with insurance companies, real estate firms, hedge funds, and others. This increased competition could cause our business to suffer.

Competition for personnel within the financial services industry is intense. The cost of retaining skilled professionals in the financial services industry has escalated considerably. Employers in the industry are increasingly offering guaranteed contracts, upfront payments, and increased compensation. These can be important factors in a current employee's decision to leave us as well as a prospective employee's decision to join us. As competition for skilled professionals in the industry remains intense, we may have to devote significantly more resources to attracting and retaining qualified personnel. In particular, our financial results may be adversely affected by the costs we incur in connection with any upfront loans or other incentives we may offer to newly recruited financial advisors.

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

To remain competitive, our future success also depends in part on our ability to develop and enhance our products and services. In addition, the continued development of internet, networking or telecommunication technologies or other technological changes could require us to incur substantial expenditures to enhance or adapt our services or infrastructure. An inability to develop new products and services, or enhance existing offerings, could have a material adverse effect on our profitability.

We are exposed to operational risk.

Our diverse operations are exposed to risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Our businesses depend on our ability to process and monitor, on a daily basis, a large number of complex transactions across numerous and diverse markets. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process these transactions or provide these services. Operational risk exists in every activity, function or unit of our business, and can take the form of internal or external fraud, employment and hiring practices, an error in meeting a professional obligation, failure to meet corporate fiduciary standards, business disruption or system failures and failed transaction processing. Also, increasing use of automated technology has the potential to amplify risks from manual or system processing errors, including outsourced operations.

While we have business contingency plans in place, our ability to conduct business may be adversely affected by a disruption involving physical site access, catastrophic events including weather related events, events involving electrical, environmental or communications, as well as events impacting services provided by others that we rely upon which could impact our employees or third parties with whom we conduct business.

See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this Form 10-K for additional information regarding our exposure to and approaches to managing operational risk.

Our businesses depend on technology.

Our businesses rely extensively on electronic data processing and communications systems. In addition to better serving clients, the effective use of technology increases efficiency and enables us to reduce costs. Adapting or developing our technology systems to meet new regulatory requirements, client needs, and competitive demands is critical for our business. Introduction of new technology presents challenges on a regular basis. There are significant technical and financial costs and risks in the development of new or enhanced applications, including the risk that we might be unable to effectively use new technologies or adapt our applications to emerging industry standards.

Index

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

Customer, public and regulatory expectations regarding operational and information security have increased. Thus, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although to-date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Notwithstanding that we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service (“DDOS”) attacks, computer viruses and other malicious code and other events that could have a security impact. If one or more of these events occur, this could jeopardize our, or our clients' or counterparties', confidential and other information processed stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or are not fully covered through any insurance we maintain. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators.

Extraordinary trading volumes beyond reasonably foreseeable spikes in volumes could cause our computer systems to operate at an unacceptably slow speed or even fail. While we have made investments to maintain the reliability and scalability of our systems and added hardware to address extraordinary volumes, there can be no assurance that our systems will be sufficient to handle truly extraordinary and unforeseen circumstances. Systems failures and delays could occur and could cause, among other things, unanticipated disruptions in service to our clients, slower system response time resulting in transactions not being processed as quickly as our clients desire, decreased levels for client service and client satisfactions and harm to our reputation.

See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this Form 10-K for additional information regarding our exposure to and approaches to managing these types of operational risk.

Our operations could be adversely affected by serious weather conditions.

Our principal operations are located in St. Petersburg, Florida. While we have a business continuity plan that permits significant operations to be conducted from our Southfield, Michigan and Memphis, Tennessee locations (see Item 1, “Business” in this Form 10-K), our operations could be adversely affected by hurricanes or other serious weather conditions that could affect the processing of transactions, communications and the ability of our associates to get to our offices or work from home. Refer to the "we are exposed to credit risk" risk factor in this Item 1A for a discussion of how events, including weather events, could adversely impact RJ Bank's loan portfolio and the "we are exposed to operational risk" risk factor in this Item 1A, for a discussion of how weather related events could impact our ability to conduct business.

We are exposed to litigation risks.

Many aspects of our business involve substantial risks of liability, arising from the normal course of business. We have been named as a defendant or co-defendant in lawsuits and arbitrations involving primarily claims for damages. The risks associated with potential litigation often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. Unauthorized or illegal acts of our employees could result in substantial liability for us. Advisors may not understand investor needs or risk tolerances. Such failures may result in the recommendation or purchase of a portfolio of assets that may not be suitable for the investor. To the extent we fail to know our customers or improperly advise them, we could be found liable for losses suffered by such customers, which could harm our business. Our Private Client Group business segment has historically had more risk of litigation than our institutional businesses.

Index

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

In addition to the foregoing financial costs and risks associated with potential liability, the costs of defending individual litigation and claims continue to increase over time. The amount of outside attorneys' fees incurred in connection with the defense of litigation and claims could be substantial and might materially and adversely affect our results of operations.

As it pertains to Morgan Keegan, a number of the types of claims and matters described above are subject to indemnification from Regions. Refer to the separate risk factor in this section entitled, “Regions may fail to honor its indemnification obligations associated with Morgan Keegan matters” for a discussion of the risks associated with these indemnifications.

See Item 3, “Legal Proceedings” in this Form 10-K for a discussion of our legal matters and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this Form 10-K for discussion regarding our approach to managing legal risk.

The preparation of the consolidated financial statements requires the use of estimates that may vary from actual results and new accounting standards could adversely affect future reported results.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions may require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. One of our most critical estimates is RJ Bank's allowance for loan losses. At any given point in time, conditions in the real estate and credit markets may influence the complexity and increase the uncertainty involved in estimating the losses inherent in RJ Bank's loan portfolio. If management's underlying assumptions and judgments prove to be inaccurate, one outcome could be that the allowance for loan losses could be insufficient to cover actual losses. Our financial condition, including our liquidity and capital, and results of operations could be materially and adversely impacted. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates,” in this Form 10-K for additional information on the nature of these estimates.

Our financial instruments, including certain trading assets and liabilities, available for sale securities including ARS, certain loans, intangible assets and private equity investments, among other items, require management to make a determination of their fair value in order to prepare our consolidated financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on our judgment. Some of these instruments and other assets and liabilities may have no direct observable inputs, making their valuation particularly subjective, being based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain securities may make it more difficult to value certain items, which may lead to the possibility that such valuations will be subject to further change or adjustment and could lead to declines in our earnings in subsequent periods.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. For a further discussion of some of our significant accounting policies and standards, see the “Critical Accounting Estimates” discussion within Item 7, and Note 2 of the Notes to Consolidated Financial Statements, in this Form 10-K.

Index

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

For more information on how we monitor and manage market and certain other risks, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this Form 10-K.

We are exposed to risk from international markets.

We do business in other parts of the world, including a few developing regions of the world commonly known as emerging markets and, as a result, are exposed to a number of risks, including economic, market, litigation and regulatory risks, in non-U.S. markets. Our businesses and revenues derived from non-U.S. operations are subject to risk of loss from currency fluctuations, social or political instability, changes in governmental policies or policies of central banks, downgrades in the credit ratings of sovereign countries, expropriation, nationalization, confiscation of assets and unfavorable legislative and political developments. Action or inaction in any of these operations, including failure to follow proper practices with respect to regulatory compliance and/or corporate governance, could harm our operations and/or our reputation. We also invest or trade in the securities of corporations located in non-U.S. jurisdictions. Revenues from the trading of non-U.S. securities also may be subject to negative fluctuations as a result of the above factors. The impact of these fluctuations could be magnified because generally non-U.S. trading markets, particularly in emerging market countries, are smaller, less liquid and more volatile than U.S. trading markets. Additionally, a political, economic or financial disruption in a country or region could adversely impact our business and increase volatility in financial markets generally.

We have risks related to our insurance programs.

Our operations and financial results are subject to risks and uncertainties related to our use of a combination of insurance, self-insured retention and self-insurance for a number of risks, including most significantly: property and casualty, workers' compensation, errors and omissions liability, general liability and the portion of employee-related health care benefits plans we fund, among others.

While we endeavor to purchase insurance coverage that is appropriate to our assessment of risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Our business may be negatively affected if in the future our insurance proves to be inadequate or unavailable. In addition, insurance claims may divert management resources away from operating our business.

Index

RISKS RELATED TO OUR REGULATORY ENVIRONMENT

Changes in regulations resulting from either the Dodd-Frank act or any new regulations may affect our businesses.

The market and economic conditions over the past few years have led to legislation and numerous and continuing proposals for changes in the regulation of the financial services industry, including significant additional legislation and regulation in the U.S. and abroad. The Dodd-Frank Act enacted sweeping changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide for greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act became effective immediately, while the details of many provisions are subject to additional studies and final rule writing by various applicable regulatory agencies. The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy cannot be known until all such rules and regulations called for under the Dodd-Frank Act have been finalized and implemented.

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

Additionally, we are closely monitoring regulatory developments related to the “Volcker Rule.” Until the final regulations under the Volcker Rule are adopted, the precise definition of prohibited “proprietary trading”, the scope of any exceptions for market making and hedging, and the scope of permitted hedge fund and private equity fund activities remains uncertain. It is unclear under the proposed rules whether some portion of our market-making and risk mitigation activities, as currently conducted, will be required to be curtailed or will be otherwise adversely affected. In addition, the rules, if enacted as proposed, would prohibit certain securitization structures and would bar U.S. banking entities from sponsoring or investing in certain non-U.S. funds. Also, with respect to certain of our investments in illiquid private equity funds, should regulators not exercise their authority to permit us to hold such investments beyond the minimum statutory divestment period, we could incur substantial losses when we dispose of such investments, as we may be forced to sell such investments at a substantial discount in the secondary market as a result of both the constrained timing of such sales and the possibility that other financial institutions are likewise liquidating their investments at the same time. When the regulations are final, we will be in a position to complete a review of our relevant activities to make plans to implement compliance with the Volcker Rule, which will likely not require full conformance until July 2014, subject to extensions.

To the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.

The Basel III capital standards will impose additional capital, liquidity and other requirements on us that could decrease our competitiveness and profitability.

In June of 2012, the OCC, the FRB and the FDIC published three NPRs to implement aspects of Basel III, as well as to implement aspects of the Dodd-Frank Act. The proposed rules would increase the quantity and quality of capital required by establishing a new common equity tier 1 minimum capital requirement, a higher minimum tier 1 capital requirement, and more conservative standards for including an instrument in regulatory capital. In addition, these NPRs propose to apply limits on capital distributions and certain discretionary bonus payments if a specified amount of common equity tier 1 capital in addition to the amount necessary to meet minimum capital requirements is not held and revised rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses identified over recent years. Given that these proposed NPRs are subject to change, the adoption of these proposed rules could restrict our ability to grow during favorable market conditions or require us to raise additional capital and liquidity. As a result, our business, results of operations, financial condition or prospects could be adversely affected.

Index

We operate in a highly regulated industry in which future developments could adversely affect our business and financial condition.

The securities industry is subject to extensive regulation, and broker-dealers and investment advisors are subject to regulations covering all aspects of the securities business including, but not limited to, sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, anti-money laundering efforts, record keeping and the conduct of directors, officers and employees. If laws or regulations are violated, we could be subject to one or more of the following: civil liability, criminal liability, sanctions which could include the revocation of our subsidiaries' registrations as investment advisors or broker-dealers, the revocation of the licenses of our financial advisors, censures, fines or a temporary suspension or permanent bar from conducting business. Any of those events could have a material adverse effect on our business, financial condition and prospects.

The majority of our affiliated financial advisors are independent contractors. Legislative or regulatory action that redefines the criteria for determining whether a person is an employee or an independent contractor could materially impact our relationships with our advisors and our business, resulting in an adverse effect on our results of operations.

During fiscal year 2012, RJF became both a bank holding company and a financial holding company. Although we have a statutory grace period of two years, with the possibility of three one-year extensions for a total grace period of up to five years, to conform existing activities and investments to the restrictions on nonbanking activities that apply to financial holding companies, we expect to be able to continue to engage in the vast majority of the activities in which we currently engage. After such time, it is possible that certain of our existing activities will be deemed to be impermissible under applicable regulations. In addition, as a financial holding company subject to the supervision and regulation of the Fed, we are now subject to the Fed's risk-based and leverage capital requirements and information reporting requirements.

We currently invest in selected private equity and merchant banking investments (see the description of this activity in the “Proprietary Capital” section of Part 1, Item 1 Business, within this Form 10-K). As a financial holding company, the magnitude of such investments is subject to certain limitations. At our current investment levels, we do not anticipate having to make any otherwise unplanned divestitures of these investments in order to comply with regulatory limits, however, the amount of future investments may be limited in order to maintain compliance within regulatory specified levels.

As a result of our conversion, we are subject to additional bank holding company regulatory reporting requirements which add to our administrative workload and costs. The maintenance of certain risk-based regulatory capital levels could impact various capital allocation decisions of one or more of our businesses. However, due to our strong current capital position, we do not anticipate that these capital requirements will have any negative impact on our future business activities. See the section entitled “Business - Regulation” of Item 1 of this Form 10-K for additional information.

As a financial holding company, we are regulated by the Fed. RJ Bank is also regulated by the OCC and FDIC. This oversight includes, but is not limited to, scrutiny with respect to affiliate transactions and compliance with consumer regulations. The economic and political environment has caused increased focus on the regulation of the financial services industry, including many proposals for new rules. Any new rules issued by our regulators could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition, and results of operations. We also may be adversely affected as a result of changes in federal, state, or foreign tax laws, or by changes in the interpretation or enforcement of existing laws and regulations.

The SEC has proposed certain measures that would establish a new framework to replace the requirements of Rule 12b-1 under the Investment Company Act of 1940, with respect to how mutual funds collect and pay fees to cover the costs of selling and marketing their shares.  Any adoption of such measures would be phased in over a number of years.  As these measures are neither final nor undergoing implementation throughout the financial services industry, the impact of changes such as those currently proposed cannot be predicted at this time.  As this regulatory trend continues, it could adversely affect our operations and, in turn, our financial results.

See the section entitled “Business - Regulation” within Item 1 of this Form 10-K for additional information regarding our regulatory environment and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this Form 10-K regarding our approaches to managing regulatory risk. Regulatory actions brought against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could have a material adverse affect on our business, financial condition or results of operation.

Index

Failure to comply with regulatory capital requirements would significantly harm our business.

We are subject to the SEC's uniform net capital rule (Rule 15c3-1) and the net capital rule of FINRA, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. The uniform net capital rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below its requirements. In addition, our Canada based broker-dealer subsidiary is subject to similar limitations under applicable regulation in that jurisdiction.

RJF and RJ Bank are subject to various regulatory and capital requirements administered by the federal banking regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJF and RJ Bank must meet specific capital guidelines that involve quantitative measures of RJF and RJ Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. RJF's and RJ Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components of our capital, risk weightings of assets, off-balance sheet transactions, and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJF and RJ Bank to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets and Tier I Capital to adjusted assets (as defined in the regulations). Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could harm RJ Bank's operations and our financial condition.

Additionally, as RJF is a holding company, it depends on dividends, distributions and other payments from its subsidiaries to fund payments of its obligations including, among others, debt service. Regulatory capital requirements applicable to some of our significant subsidiaries may impede access to funds the holding company needs to make payments on any such obligations.

See Note 25 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on regulations and capital requirements.

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may continue to be volatile.

The market price of our common stock has been, and is likely to continue to be, volatile and subject to fluctuations. Stocks of financial institutions have, from time to time, experienced significant downward pressure in connection with economic conditions or events and may again experience such pressures in the future. Changes in the stock market generally or as it concerns our industry, as well as geopolitical, economic and business factors unrelated to us, may also affect our stock price. Significant declines in the market price of our common stock or failure of the market price to increase could harm our ability to recruit and retain key employees, reduce our access to debt or equity capital and otherwise harm our business or financial condition.

Our current shareholders may experience dilution in their holdings if we issue additional shares of common stock as a result of future offerings or acquisitions where we use our common stock.

As part of our business strategy, we may seek opportunities for growth through strategic acquisitions in which we may consider issuing equity securities as part of the consideration. Additionally, we may obtain additional capital through the public sale of debt or equity securities. If we sell equity securities, the value of our common stock could experience dilution. Furthermore, these securities could have rights, preferences and privileges more favorable than those of the common stock. Moreover, if we issue additional shares of common stock in connection with equity compensation, future acquisitions, or as a result of financing, an investor's ownership interest in our company will be diluted.

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

Index

Our officers, directors and employees own a substantial amount of our common stock and therefore exercise significant control over our corporate governance and affairs, which may result in their taking actions with which other shareholders do not agree.

As of September 30, 2012, our executive officers, directors and employees control a relatively significant portion of our outstanding common stock (including restricted stock and exercisable stock options which they hold). These shareholders, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other shareholders do not agree. This concentration of ownership may also have the effect of delaying or preventing a change in control that might affect the market price of our common stock, given that our articles of incorporation require the affirmative vote of two-thirds of all shares outstanding and entitled to vote to approve any of the specified types of business combinations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The RJF headquarters is located on approximately 55 acres within the Carillon office park in St. Petersburg, Florida. The RJF headquarters complex currently includes four main buildings which encompass a total of 883,000 square feet of office space, the RJ Bank building which is a 44,000 square-foot two-story building, and two five-story parking garages. At this St. Petersburg location, we have the ability to add approximately 490,000 square feet of new office space. We also have 30,000 square feet of leased space near the Carillon office park. Our due diligence review is ongoing as it pertains to approximately 65 acres located in Pasco County, Florida. We entered into an agreement during fiscal year 2011 to purchase this property, subject to the outcome of our due diligence, to be used for potential future expansion of our office facilities in the Tampa Bay area. We also conduct operations in Michigan from our 88,000 square-foot building on 13 acres in Southfield, Michigan. During fiscal year 2012, we acquired a three acre parcel in the Denver, Colorado area where an approximately 40,000 square foot information technology data center is currently under construction and expected to be operational in fiscal year 2013.

We lease offices in various locations throughout the U.S. and in certain foreign countries. Morgan Keegan's headquarters is located in approximately 242,000 square feet of leased office space in a 21-story office building in downtown Memphis, Tennessee. With the exception of a company-owned RJ&A branch office building in Crystal River, Florida, RJ&A and MK & Co. branches are leased with various expiration dates through 2022. RJ Ltd. leases premises for main offices in Vancouver, Calgary and Toronto and for branch offices throughout Canada. These leases have various expiration dates through 2026. RJ Ltd. does not own any land or buildings. See Note 20 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on our lease commitments.

Leases for branch offices of RJFS, the independent contractors of RJ Ltd., and RJIS, are the responsibility of the respective independent contractor financial advisors.

Index

Item 3. LEGAL PROCEEDINGS

Pre-Closing Date Morgan Keegan matters (all of which are subject to indemnification by Regions)

In July 2006, MK & Co. and a former MK & Co. analyst were named as defendants in a lawsuit filed by a Canadian insurance and financial services company, Fairfax Financial Holdings, and its American subsidiary in the Circuit Court of Morris County, New Jersey. Plaintiffs made claims under a civil Racketeer Influenced and Corrupt Organizations (“RICO”) statute, for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs alleged that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs to improperly drive down plaintiff's stock price, so that others could profit from short positions. Plaintiffs alleged that defendants' actions damaged their reputations and harmed their business relationships. Plaintiffs alleged a number of categories of damages they sustained, including lost insurance business, lost financings and increased financing costs, increased audit fees and directors and officers insurance premiums and lost acquisitions, and have requested monetary damages. These claims were never considered to be meritorious by MK & Co., but some of the claims survived an extended motion practice and discovery process. On May 11, 2012, the trial court ruled that New York law applied to plaintiff's RICO claims, therefore the claims were not subject to treble damages. On June 27, 2012, the trial court dismissed plaintiffs' tortious interference with prospective relations claim, but allowed other claims to go forward. A jury trial was set to begin on September 10, 2012. Prior to its commencement the court dismissed the remaining claims with prejudice. Plaintiffs have appealed the court's rulings.

Certain of the Morgan Keegan entities, along with Regions, have been named in class-action lawsuits filed in federal and state courts on behalf of shareholders of Regions and investors who purchased shares of certain mutual funds in the Regions Morgan Keegan Fund complex (the “Regions Funds”). The Regions Funds were formerly managed by Morgan Asset Management (“MAM”), an entity which was at one time a subsidiary of one of the Morgan Keegan affiliates, but an entity which was not part of our Morgan Keegan acquisition. The complaints contain various allegations, including claims that the Regions Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. No class has been certified. Certain of the shareholders in the Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class action lawsuits.

In March 2009, MK & Co. received a Wells Notice from the SEC's Atlanta Regional Office related to ARS indicating that the SEC staff intended to recommend that the SEC take civil action against the firm. On July 21, 2009, the SEC filed a complaint in the United States District Court for the Northern District of Georgia (the “Court”) against MK & Co. alleging violations of the federal securities laws in connection with ARS that MK & Co. underwrote, marketed and sold. On June 28, 2011, the Court granted MK & Co.'s Motion for Summary Judgment, dismissing the case brought by the SEC. On May 2, 2012, the United States Court of Appeals for the Eleventh Circuit reversed the Court's decision and remanded the case, which is scheduled for trial beginning November 26, 2012. Beginning in February 2009, MK & Co. commenced a voluntary program to repurchase ARS that it underwrote and sold to MK & Co. customers, and extended that repurchase program on October 1, 2009, to include certain ARS that were sold by MK & Co. to its customers but were underwritten by other firms. On July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to MK & Co. arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires MK & Co. to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties.

Prior to the Closing Date, Morgan Keegan was involved in other litigation arising in the normal course of its business. On all such matters, RJF is subject to indemnification from Regions pursuant to the terms of the SPA.

Indemnification from Regions

As more fully described in Note 3 of the Notes to the Consolidated Financial Statements in this Form 10-K, the SPA provides that Regions will indemnify RJF for losses incurred in connection with any legal proceedings pending as of the closing date or commenced after the closing date related to pre-closing matters. All of the pre-Closing Date Morgan Keegan matters described above are subject to such indemnification provisions. See Note 20 of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information regarding Morgan Keegan's pre-Closing Date legal matter contingencies.

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

See Note 20 of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information regarding legal matter contingencies.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “RJF.” At November 15, 2012 there were approximately 20,000 holders of our common stock. Our transfer agent is Computershare Shareowner Services LLC whose address is P.O. Box 43006, Providence, RI 02940-3006. The following table sets forth for the periods indicated the high and low trades for our common stock:

	Fiscal year
	2012		2011
	High	Low	High	Low
First quarter	$32.37	$23.16	$33.62	$25.21
Second quarter	38.18	31.59	39.68	31.90
Third quarter	37.67	31.96	39.00	31.10
Fourth quarter	38.95	30.99	34.46	24.16

Cash dividends per share of common stock paid during the quarter are reflected below. The dividends were declared during the quarter preceding their payment.

	Fiscal year
	2012	2011
First quarter	$0.13	$0.11
Second quarter	0.13	0.13
Third quarter	0.13	0.13
Fourth quarter	0.13	0.13

See Note 25 of the Notes to Consolidated Financial Statements in this Form 10-K for information regarding our intentions for paying cash dividends and the related capital restrictions. On August 23, 2012, our Board of Directors declared a quarterly dividend of $0.13 in cash per share of common stock which was paid on October 15, 2012.

Index

The following table presents information on our purchases of our own stock, on a monthly basis, for the twelve month period ended September 30, 2012:

	Number of shares purchased (1)	Average price per share
October 1, 2011 – October 31, 2011	394,080	$24.53
November 1, 2011 – November 30, 2011	245,521	29.00
December 1, 2011 – December 31, 2011	—	—
First quarter	639,601	$26.25

January 1, 2012 – January 31, 2012	61,025	$34.58
February 1, 2012 – February 29, 2012	—	—
March 1, 2012 – March 31, 2012	—	—
Second quarter	61,025	$34.58

April 1, 2012 – April 30, 2012	—	$—
May 1, 2012 – May 31, 2012	—	—
June 1, 2012 – June 30, 2012	—	—
Third quarter	—	$—

July 1, 2012 – July 31, 2012	10,805	$32.59
August 1, 2012 – August 31, 2012	4,344	35.34
September 1, 2012 – September 30, 2012	—	—
Fourth quarter	15,149	$33.38
Fiscal year total	715,775	$27.11

(1)
We purchase our own stock in conjunction with a number of activities, each of which are described below.  We do not have a formal stock repurchase plan. As of September 30, 2012, there is $40.8 million remaining on the current authorization of our Board of Directors for open market share repurchases.

From time to time, our Board of Directors has authorized specific dollar amounts for repurchases at the discretion of our Board’s Securities Repurchase Committee. The decision to repurchase securities is subject to cash availability and other factors. Historically we have considered such purchases when the price of our stock approaches 1.5 times book value.  During the year ended September 30, 2012, we purchased 394,080 of our shares in open market transactions for a total of $9.7 million, or an average price of approximately $24.53 per share.

Share purchases for the trust fund that was established and funded to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiary (see Note 2 and Note 11 of the Notes to Consolidated Financial Statements in this Form 10-K for more information on this trust fund) amounted to 254,921 shares for a total of $7.4 million, for the fiscal year ended September 30, 2012.

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  During the fiscal year ended September 30, 2012, there were 66,774 shares surrendered to us by employees as payment for option exercises or withholding taxes.

Index

ITEM 6. SELECTED FINANCIAL DATA

	Year ended September 30,
	2012	2011	2010		2009		2008
	(in thousands, except per share data)
Operating results:
Total revenues	$3,897,900	$3,399,886	$2,979,516		$2,602,519		$3,204,932
Net revenues	$3,806,531	$3,334,056	$2,916,665		$2,545,566		$2,812,703
Net income attributable to RJF	$295,869	$278,353	$228,283		$152,750		$235,078
Net income per share - basic	$2.22	$2.20	$1.83		$1.25	(1)	$1.95	(1)
Net income per share - diluted	$2.20	$2.19	$1.83		$1.25	(1)	$1.93	(1)
Weighted-average common shares outstanding - basic	130,806	122,448	119,335		117,188	(1)	116,110	(1)
Weighted-average common and common equivalent shares outstanding - diluted	131,791	122,836	119,592		117,288	(1)	117,140	(1)
Cash dividends per common share - declared	$0.52	$0.52	$0.44		$0.44		$0.44
Financial condition:
Total assets	$21,160,265	$18,006,995	$17,883,081	(2)	$18,226,728	(3)	$20,709,616	(4)(5)
Long-term debt (6)	$1,385,514	$662,006	$416,369		$477,423		$197,910
Shareholders' equity	$3,268,940	$2,587,619	$2,302,816		$2,032,463		$1,883,905
Shares outstanding (7)	136,076	123,273	121,041		118,799		116,434
Book value per share at end of year	$24.02	$20.99	$19.03		$17.11		$16.18
Tangible book value per share at end of year (a non-GAAP measure) (8)	$21.42	$20.45	$18.49		$16.56		$15.64

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

(2)
Total assets include $3.1 billion in qualifying assets, offset by $2.4 billion in overnight borrowings and $700 million in additional RJBDP deposits to meet point-in-time regulatory balance sheet composition requirements related to RJ Bank's qualifying as a thrift institution at such time.

(3)
Total assets include $1.2 billion in U.S. Treasury securities and $2 billion in reverse repurchase agreements, offset by $2.3 billion in additional RJBDP deposits and $900 million in overnight borrowings to meet point-in-time regulatory balance sheet composition requirements related to RJ Bank's qualifying as a thrift institution at such time.

(4)
Total assets include $1.9 billion in cash, offset by an equal amount in an overnight borrowing to meet point-in-time regulatory balance sheet composition requirements related to RJ Bank's qualifying as a thrift institution at such time.

(5)
We elect to net-by-counterparty the fair value of certain interest rate swap contracts. See Note 18 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information. As of October 1, 2008, we adopted new accounting guidance. Under the new guidance, as we elect to net-by-counterparty the fair value of interest rate swap contracts, we must also net-by-counterparty any collateral exchanged as part of the swap agreement. Footnoted periods presented above have been adjusted from the amounts initially reported to reflect this change. The table below shows these adjustments.

Year ended September 30, 2008
(in thousands)
Total assets initially reported	$20,731,859
Adjustment arising from change in presentation of derivatives netting	(22,243)
Adjusted total assets	$20,709,616

Footnotes are continued on the following page.

Index

Continued from the previous page.

(6)
Includes the portion of the following debt instruments which repayment is due later than twelve months from September 30 of the respective year: our senior notes, loans payable of consolidated variable interest entities (which are non-recourse to us), Federal Home Loan Bank (“FHLB”) advances, our mortgage loan, and the term debt of any joint venture we consolidate.

(7)	Excludes non-vested shares.

(8)
This non-GAAP measure is computed by dividing shareholders' equity, less goodwill and other identifiable intangible assets, net of their related deferred tax balances (which are $8 million and $7 million as of September 30, 2012 and 2011 respectively), by the number of shares outstanding. Management believes tangible book value per share is a measure that is useful to assess capital strength and that the GAAP and non-GAAP measures should be considered together.

Index

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of our operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes to consolidated financial statements. Where “NM” is used in various percentage change computations, the computed percentage change has been determined not to be meaningful.

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

Year ended September 30, 2012 compared with the year ended September 30, 2011

On April 2, 2012, we completed our acquisition of Morgan Keegan from Regions. This acquisition expands both our private client and our capital markets businesses.  Morgan Keegan brings to us a strong private client business, one of the industry’s top fixed income and public finance groups, and a significant equity capital markets division. Headquartered in Memphis with 57 full-service offices in 20 states, Morgan Keegan had approximately 3,100 employees and over 900 financial advisors as of the date of our purchase, 892 of whom have been retained as of September 30, 2012. While an addition of this size is a departure from our focus on organic growth supplemented by individual hires and small acquisitions, it is not a departure from our overall strategy. We have used strategic mergers to grow throughout our history when the timing and pricing were right and, most importantly, when there was a strong cultural fit and clear path for integration.  With the addition of Morgan Keegan, we are one of the country’s largest wealth management and investment banking firms, affording us even greater ability to support our financial advisors and retail and institutional clients.

Our fiscal year 2012 results include six months of Morgan Keegan results, and therefore comparisons to prior years are not necessarily meaningful for many of our key financial and operating metrics. Furthermore, integration of both equity and fixed income capital markets began immediately following the Closing Date which precludes the determination of legacy Morgan Keegan results in those areas. We continue to execute our integration plans; our plan is to migrate all the private client financial advisors and client accounts off of the Morgan Keegan platforms and fully integrate those operations onto our RJ&A platform during the second quarter of fiscal year 2013.

Despite the somewhat challenging market conditions during the fiscal year, most of our businesses performed relatively well as we accomplished record annual net revenue and net income levels. Our net revenues of $3.8 billion represent a 14% increase compared to the prior year. Excluding net revenues estimated to be attributable to the addition of Morgan Keegan, net revenues increased 2% compared to the prior year.  All of our segments realized increased revenues over the prior year with the exception of our Emerging Markets segment. Total client assets under administration increased to $390 billion, a 52% increase as compared to the prior year. Approximately $85 billion of the client assets under administration total are associated with legacy Morgan Keegan branches. Our Private Client Group and Capital Markets segments benefited significantly from the acquisition of Morgan Keegan. Non-interest expenses increased $455 million, or 16%, from the prior year primarily due to the addition of Morgan Keegan. The current year non-interest expenses include $59 million of acquisition and integration related costs we incurred specifically associated with the Morgan Keegan acquisition, while the prior year includes $41 million pertaining to a nonrecurring loss on auction rate securities repurchased.  The bank loan loss provision decreased $8 million from the prior year reflecting the overall improvement in the credit markets over that period.

Inclusive of the impact of the acquisition of Morgan Keegan, our pre-tax income increased $10 million, or 2%, while our net income increased $18 million, or 6%, as compared to the prior year.  After consideration of the acquisition related expenses we incurred and the $2 million of incremental interest expense we incurred as part of the pre-Closing Date execution of our Morgan Keegan purchase financing strategies, we generated adjusted pre-tax income of $533 million (a non-GAAP measure) for the current year. After adjusting the prior year for the effect of the prior year nonrecurring loss on auction rate securities repurchased, we generated adjusted pre-tax income of $503 million (a non-GAAP measure), reflecting an increase in adjusted pre-tax income (a non-GAAP measure) of $30 million, or 6%, as compared to the prior year.

Index

Our financial results during the year were most significantly impacted by:

•
RJ Bank generated a $67 million, or 39%, increase in pre-tax income over the prior year to a record $240 million.  The increase primarily resulted from an increase in net interest revenues resulting from higher average loan balances while maintaining the net interest spread at a level consistent with the prior year, and a lower loan loss provision resulting primarily from improved credit characteristics both in our loan portfolio and in the markets as a whole.

•
Our Private Client Group segment generated net revenues of $2.5 billion, a 13% increase over the prior year.  Pre-tax income of $210 million represents a 4% decrease compared to the prior year.  The increase in revenues is in large part due to our acquisition of Morgan Keegan and the high levels of retention of the Morgan Keegan financial advisors since the acquisition Closing Date. Client assets under administration of the Private Client Group increased 44% at September 30, 2012 as compared to the prior year, to $368 billion, which is a result of both the assets brought on by Morgan Keegan branches and 18% growth in legacy RJF private client assets. The current year's pre-tax income was negatively impacted by a significant increase in our technology costs resulting from system enhancements to existing platforms and projects which address numerous regulatory requirements.

•
The Capital Markets segment realized a $5 million, or 6%, increase in pre-tax income despite very challenging equity capital markets conditions throughout the year. As a result of our Morgan Keegan acquisition, we realized substantially increased fixed income institutional sales commissions as well an increase in trading profits compared to the prior year.  Our acquisition of Morgan Keegan provides us with significantly increased scale in the capital markets industry, primarily as it pertains to fixed income operations and public finance. Weakness in the equity capital markets throughout the year significantly impacted both our institutional equity sales commission levels as well as our securities underwriting revenues. A decrease in current year equity capital markets activity in Canada, which had a particularly strong prior year, also had a significant negative impact on our current year segment results.

•
Our Asset Management segment generated $67 million of pre-tax income, a 2% increase compared to the prior year.  Assets under management increased to record levels as of September 30, 2012.  Net inflows of client assets, including assets of Morgan Keegan clients, and appreciation in the market values of assets drove the increase.

•
A $15 million, or 247%, increase in the pre-tax income (after consideration of the attribution to noncontrolling interests) generated by our Proprietary Capital segment was the result of positive valuation adjustments of certain of our investments.

•
Our Emerging Markets segment generated a $7 million pre-tax loss in the current year, a $12 million decrease from the prior year segment pre-tax income.  Net revenues in this segment decreased by $19 million, or 45%, due to a decrease in investment banking revenues caused in part by the volatility and a reduced level of capital markets activity in the global markets, as well as regulatory changes in certain countries, which had a negative impact on this segments results.

•
We incurred acquisition and integration related costs in the current year associated with the Morgan Keegan acquisition of $59 million. We anticipate incurring additional acquisition and integration costs of approximately $40 million in fiscal year 2013 as we continue to execute our integration plans.

•
Our effective tax rate decreased to 37.3% from the prior year rate of 39.7%, primarily resulting from gains realized in the current year (as compared to losses in the prior year) on our company-owned life insurance investments, which are not subject to tax.

During January 2012, RJF’s application to become a bank holding company and a financial holding company was approved by the Fed and RJ Bank’s conversion to a national bank was approved by the OCC.  These changes became effective February 1, 2012.  This status better represents the way RJ Bank has been conducting its business.

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

Index

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

•
A $6 million, or 7%, decrease in the pre-tax income of our Capital Markets segment. Investment banking revenues in fiscal year 2011 increased over the prior year; however, results were significantly impacted by decreases in trading profits primarily associated with fixed income securities, decreases in fixed income institutional sales commissions resulting from the unsettled financial markets, especially during the last two quarters of this fiscal year. Further, expenses increased as we made efforts to expand our capital markets business, including the acquisition of Howe Barnes Hoefer and Arnett, Inc. (“Howe Barnes”).

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

Index

Segments

The following table presents our consolidated and segment gross revenues and pre-tax income, excluding noncontrolling interests, for the years indicated:

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Total company
Revenues	$3,897,900	$3,399,886	$2,979,516
Pre-tax income excluding noncontrolling interests	471,525	461,247	361,908

Private Client Group
Revenues	2,475,190	2,185,990	1,903,101
Pre-tax income	210,432	218,811	160,470

Capital Markets
Revenues	796,941	664,276	591,949
Pre-tax income	82,805	77,990	84,236

Asset Management
Revenues	237,224	226,511	196,817
Pre-tax income	67,241	66,176	46,981

RJ Bank
Revenues	345,693	281,992	276,770
Pre-tax income	240,158	172,993	112,009

Emerging Markets
Revenues	23,911	43,184	16,639
Pre-tax (loss) income	(7,050)	4,531	(5,446)

Securities Lending
Revenues	9,480	6,432	8,837
Pre-tax income	4,659	1,488	2,721

Proprietary Capital
Revenues	48,875	16,805	17,029
Pre-tax income (loss)	15,232	4,391	1,728

Other
Revenues	11,800	10,524	8,056
Pre-tax loss	(141,952)	(85,133)	(40,791)

Intersegment eliminations
Revenues	(51,214)	(35,828)	(39,682)

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

The following table presents average balance data and interest income and expense data, as well as the related net interest income:

	Year ended September 30,
	2012			2011			2010
	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,858,481	$60,104	3.23%	$1,495,931	$52,361	3.50%	$1,355,665	$46,650	3.44%
Assets segregated pursuant to regulations and other segregated assets	2,908,170	7,900	0.27%	2,099,190	8,424	0.40%	1,861,977	7,685	0.41%
Bank loans, net of unearned income (2)	7,501,832	319,211	4.26%	6,291,748	270,057	4.29%	6,439,827	257,988	4.01%
Available for sale securities	659,053	9,076	1.38%	402,229	10,815	2.69%	529,056	17,846	3.37%
Trading instruments(3)	764,365	20,977	2.74%	598,155	20,549	3.44%	553,142	18,146	3.28%
Stock loan	577,879	9,110	1.58%	649,529	6,035	0.93%	671,692	8,448	1.26%
Other(3)	2,255,213	26,880	1.19%	2,176,299	24,077	1.11%	1,558,928	14,129	0.91%
Total	$16,524,993	$453,258	2.74%	$13,713,081	$392,318	2.86%	$12,970,287	$370,892	2.86%

Interest-bearing liabilities:
Brokerage client liabilities	$4,364,095	2,213	0.05%	$3,456,009	$3,422	0.10%	$2,958,026	$3,688	0.12%
Bank deposits (2)	8,032,768	9,484	0.12%	6,967,727	12,543	0.18%	6,882,537	16,053	0.23%
Trading instruments sold but not yet purchased(3)	173,458	2,437	1.40%	162,616	3,621	2.23%	111,474	2,176	1.95%
Stock borrow	163,262	1,976	1.21%	224,306	1,807	0.81%	223,646	3,530	1.58%
Borrowed funds	314,975	5,915	1.88%	133,216	3,969	2.98%	144,809	6,099	4.21%
Senior notes	877,066	58,523	6.67%	473,112	31,320	6.62%	299,953	26,091	8.70%
Loans payable of consolidated variable interest entities(3)	88,762	5,032	5.67%	105,509	6,049	5.73%	81,294	4,457	5.48%
Other(3)	282,359	5,789	2.05%	61,717	3,099	5.02%	96,344	757	0.79%
Total	$14,296,745	$91,369	0.64%	$11,584,212	$65,830	0.57%	$10,798,083	$62,851	0.58%
Net interest income		$361,889			$326,488			$308,041

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

Index

Year ended September 30, 2012 compared with the year ended September 30, 2011 – Net Interest Analysis

Net interest income increased $35 million, or 11%, as compared to the prior year. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

Net interest income in the PCG segment increased $10 million, or 15%, despite the impact of more client assets entering our multi-bank sweep program, which pays a fee in lieu of interest. The increase was primarily the result of an increase in client margin balances, a portion of which resulted from the addition of the balances associated with Morgan Keegan clients.

RJ Bank’s net interest income increased $51 million, or 19%, primarily as a result of an increase in average loans outstanding.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Interest income earned on our available for sale securities portfolio decreased due to significantly lower yields on the portfolio as compared to the prior year. The average balance of the portfolio increased primarily as a result of the ARS we repurchased during the quarter ended September 30, 2011 (refer to the discussion of the prior year ARS settlement in the Other segment section of this Management's Discussion and Analysis) as well as the ARS we acquired in the Morgan Keegan transaction (see Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K). The yield on ARS is significantly lower than the yield on historical available for sale securities. In addition, the yield on the portion of the portfolio that is not invested in ARS decreased substantially. The result is a substantially lower weighted-average yield on available for sale securities as compared to the prior year.

Interest expense on our senior notes increased approximately $27 million over the prior year.  The increase is primarily comprised of $21 million of interest expense resulting from our March 2012 issuance of $350 million 6.9% senior notes and $250 million 5.625% senior notes; and $6 million of additional interest expense in the current year associated with our April 2011 issuance of $250 million 4.25% senior notes. Both of the March 2012 debt offerings were part of our financing activities associated with funding the Morgan Keegan acquisition which closed on April 2, 2012.

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

RJ Bank's net interest income for the year increased $12 million, or 5%, primarily resulting from an increase in net interest margin inclusive of the $6 million first quarter correction of an accumulated interest income understatement in prior years related to purchased residential mortgage loan pools. Refer to the discussion of the specific components of RJ Bank's net interest income in the RJ Bank section of this MD&A.

Index

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the years indicated:

	Year ended September 30,
	2012	% change	2011	% change	2010
	($ in thousands)
Revenues:
Securities commissions and fees:
Equities	$377,483	36%	$276,562	10%	$251,820
Fixed income products	79,074	31%	60,193	(13)%	68,867
Mutual funds	473,154	3%	458,555	9%	419,262
Fee-based accounts	764,688	12%	685,672	24%	551,107
Insurance and annuity products	289,614	11%	261,045	11%	234,474
New issue sales credits	72,209	(4)%	75,590	26%	59,841
Sub-total securities commissions and fees	2,056,222	13%	1,817,617	15%	1,585,371
Interest	86,756	14%	76,237	21%	63,128
Account and service fees:
Client account and service fees	148,503	20%	123,277	4%	118,233
Mutual fund and annuity service fees	136,514	24%	110,281	35%	81,990
Client transaction fees	21,547	(37)%	34,162	(9)%	37,440
Correspondent clearing fees	2,812	(19)%	3,454	2%	3,390
Account and service fees – all other	219	2%	215	26%	170
Sub-total account and service fees	309,595	14%	271,389	13%	241,223
Other	22,617	9%	20,747	55%	13,379
Total revenues	2,475,190	13%	2,185,990	15%	1,903,101

Interest expense	9,063	4%	8,741	22%	7,194
Net revenues	2,466,127	13%	2,177,249	15%	1,895,907

Non-interest expenses:
Sales commissions	1,491,286	12%	1,332,207	14%	1,168,055
Admin & incentive compensation and benefit costs	418,871	22%	343,097	11%	310,184
Communications and information processing	113,851	62%	70,369	17%	59,974
Occupancy and equipment	95,476	24%	77,099	—%	77,349
Business development	65,503	18%	55,538	13%	49,126
Clearance and other	70,708	(12)%	80,468	13%	71,263
Total non-interest expenses	2,255,695	15%	1,958,778	13%	1,735,951
Income before taxes and including noncontrolling interests	210,432	(4)%	218,471	37%	159,956
Noncontrolling interests	—		(340)		(514)
Pre-tax income excluding noncontrolling interests	$210,432	(4)%	$218,811	36%	$160,470
Margin on net revenues	8.5%		10.0%		8.5%

Index

The following table presents a summary of Private Client Group financial advisors as of the end of the fiscal year indicated:

	Employees	Independent contractors	Investment advisor representatives (1)	September 30, 2012 total	September 30, 2011 total
RJ&A	1,335	—	—	1,335	1,311
MK & Co. (2)	892	—	—	892	—
RJFS	—	3,225	242	3,467	3,430
RJ Ltd.	198	275	—	473	452
RJIS	—	66	97	163	157
Total financial advisors	2,425	3,566	339	6,330	5,350

(1) Investment advisor representatives with custody only relationships.

(2) We acquired MK & Co. during fiscal year 2012.

The following table presents a summary of Private Client Group branch locations as of the end of the fiscal year indicated:

	Traditional branches	Satellite offices	Independent contractor branches	Investment advisor representative branches (1)	September 30, 2012 total	September 30, 2011 total
RJ&A	180	48	—	—	228	221
MK & Co. (2)	59	80	—	—	139	—
RJFS	—	581	1,415	95	2,091	2,045
RJ Ltd.	13	23	86	—	122	117
RJIS	—	—	39	34	73	67
Total branch locations	252	732	1,540	129	2,653	2,450

(1) Investment advisor representatives with custody only relationships.

(2) We acquired MK & Co. during fiscal year 2012.

Year ended September 30, 2012 compared with the year ended September 30, 2011 – Private Client Group

Net revenues increased $289 million, or 13%. PCG pre-tax income decreased $8 million, or 4%, as compared to the prior year. PCG’s pre-tax margin on net revenues decreased to 8.5% as compared to the prior year’s 10.0%.

The PCG business of the Morgan Keegan broker-dealer operated on its historic Morgan Keegan platform throughout this reporting period. Our plan is to migrate all the financial advisors and client accounts off of the Morgan Keegan platform and fully integrate those operations onto the RJ&A platform during the second quarter of fiscal year 2013.

Securities commissions and fees increased $239 million, or 13%.  A significant portion of this increase results from our acquisition of Morgan Keegan on April 2, 2012, which brought over 900 financial advisors into PCG, over 95% of whom have been retained as of September 30, 2012. Overall, we have realized an 18.3% increase in the number of PCG financial advisors as of September 30, 2012 as compared to September 30, 2011. Client assets under administration increased $112 billion, or 44%, compared to the prior year end level, to $368 billion, in large part ($66 billion) as a result of the Morgan Keegan acquisition. Equity market conditions in the U.S., while volatile during the fiscal year, were improved as compared to September 30, 2011 levels. We realized a significant increase in commissions and asset-based fees over the prior year levels. Securities commissions and fees arising from our Canadian operations decreased 10% as compared to the prior year.

Client account and service fee revenues increased $25 million, or 20%, over the prior year. The portion of these revenues generated from Morgan Keegan clients is $10 million. Of the remaining increase, the primary component is the result of an increase in the fees we receive, in lieu of interest earnings, from our multi-bank sweep program; the fees increased as a result of higher balances in the program.

Index

Mutual fund and annuity service fees increased $26 million, or 24%, primarily as a result of an increase in mutual fund networking and omnibus fees, education and marketing support fees, and no-transaction fee program revenues, all of which are paid to us by the mutual fund companies whose products we distribute.  During the past year, we have been implementing a change in the data sharing arrangements with many mutual fund companies converting from networking to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate us for the additional reporting requirements performed by the broker-dealer under omnibus arrangements.  The largest portion of this conversion occurred midway through the prior fiscal year. Excluding the impact of the revenues generated from Morgan Keegan clients, these revenues increased $23 million, or 21%, as compared to the prior year. The Morgan Keegan client mutual fund positions will be eligible for our omnibus program following conversion to the RJ&A platform.

Partially offsetting the increases in revenues described above, client transaction fees decreased $13 million, or 37%, primarily as a result of certain mutual fund relationships converting over the past year to a no-transaction fee program and an April 2012 reduction in transaction fees associated with certain non-managed fee-based accounts.  Under the mutual fund no-transaction fee program, we receive increased fees from mutual fund companies which are included within mutual fund and annuity service fee revenue described above, but our clients no longer pay us transaction fees on mutual fund trades within certain of our managed programs.

While total segment revenues increased 13%, the portion that we consider to be recurring continues to increase and is approximately 64% of total segment revenues for the year ended September 30, 2012 as compared to 61% for the prior year.  Recurring commission and fee revenues include asset based fees, trailing commissions from mutual funds, variable annuities and insurance products, mutual fund service fees, fees earned on funds in our multi-bank sweep program, and interest. Assets in fee-based accounts at September 30, 2012 are $103 billion, an increase of 51% as compared to the $68 billion of assets in fee-based accounts at September 30, 2011.  A portion (approximately $10 billion) of the increase in assets in fee-based accounts over the preceding year balances resulted from the addition of the assets in the fee-based accounts of Morgan Keegan.

PCG net interest revenues increased $10 million, or 15%, primarily resulting from an increase in client margin balances. There was a decrease in net interest earned on client cash balances as more of these funds are being swept into our multi-bank sweep program, where a fee is earned by PCG instead of interest. A portion of the increase in client margin balances resulted from the addition of the balances associated with Morgan Keegan clients.

Non-interest expenses increased $297 million, or 15%, over the prior year.  Sales commission expense increased $159 million, or 12%, generally consistent with the increase in commission and fee revenues.  Administrative and incentive compensation expenses increased $76 million, or 22%. The increase primarily results from increases in salaries and benefits due to increased support staff and information technology and operations headcount arising from the addition of Morgan Keegan associates.

Communications and information processing expense increased $43 million, or 62%, primarily due to increases in information systems costs. Computer software development costs and other information technology related costs, which include consulting expenses, increased over $29 million as compared to the prior year as a result of various information technology enhancements to existing platforms and additional reporting requirements, including regulatory requirements and those under omnibus arrangements (refer to the increase in mutual fund and annuity service fee revenue arising from these arrangements discussed above). Expenses primarily associated with the increase in our number of offices and personnel arising from the Morgan Keegan acquisition resulted in an increase in office related expenses of $8 million.

Occupancy and equipment expense increased $18 million, or 24%, primarily due to the increase of approximately 140 branch office locations resulting from the Morgan Keegan acquisition.

Business development expense increased $10 million, or 18%, primarily due to increases in travel and related costs, and account transfer fees paid when a new client transfers their accounts from a competitor to us.

Partially offsetting the increases described above, clearance and other expense decreased $10 million, or 12%, resulting primarily from favorable impacts on this segment resulting from Morgan Keegan's allocation practices which allocate certain clearance costs to the capital markets operations.

Index

Year ended September 30, 2011 compared with the year ended September 30, 2010 – Private Client Group

Pre-tax income in the PCG segment increased $58 million, or 36%, for the year as compared to the prior year.

Net revenues increased $281 million, or 15%. PCG's margins were 10% of net revenues compared to 8.5% in the prior year. Securities commissions and fees increased $232 million, or 15%, resulting from a number of favorable factors.  Equity market conditions for the first ten months of fiscal year 2011 were improved as compared to the prior year. Asset values increased for most of the year and prior to the decline in the markets commencing in August, 2011, favorably impacting fees arising from client assets in fee-based accounts.  Total client assets under administration increased 3% as compared to the prior year end level, to $256 billion. While our number of financial advisors increased only slightly year over year, average financial advisor productivity reached record levels, increasing 15% over the prior year. Average financial advisor productivity increased in both our employee and our independent contractor business models. We are realizing the benefits both from improved market conditions and from the financial advisors that joined us during our very active 2008-2009 recruiting period.

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

Index

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the years indicated:

	Year ended September 30,
	2012	% change	2011	% change	2010
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$222,696	(11)%	$250,188	12%	$222,481
Fixed income	264,747	111%	125,770	(15)%	147,585
Sub-total institutional sales commissions	487,443	30%	375,958	2%	370,066
Securities underwriting fees	95,486	(13)%	110,066	23%	89,216
Tax credit funds syndication fees	31,693	(12)%	36,062	141%	14,941
Mergers & acquisitions fees	81,242	(2)%	83,131	44%	57,783
Private placement fees	11,005	467%	1,940	1%	1,914
Trading profits	47,115	136%	19,981	(37)%	31,654
Interest	21,744	1%	21,579	19%	18,191
Other	21,213	36%	15,559	90%	8,184
Total revenues	796,941	20%	664,276	12%	591,949

Interest expense	16,203	(2)%	16,612	30%	12,814
Net revenues	780,738	21%	647,664	12%	579,135

Non-interest expenses:
Sales commissions	176,344	38%	127,974	—%	128,432
Admin & incentive compensation and benefit costs	372,007	16%	320,209	22%	262,791
Communications and information processing	57,003	27%	44,907	18%	37,925
Occupancy and equipment	30,295	30%	23,273	19%	19,575
Business development	36,593	6%	34,481	29%	26,666
Clearance and other	58,365	42%	41,181	13%	36,382
Total non-interest expenses	730,607	23%	592,025	16%	511,771
Income before taxes and including noncontrolling interests	50,131	(10)%	55,639	(17)%	67,364
Noncontrolling interests	(32,674)		(22,351)		(16,872)
Pre-tax income excluding noncontrolling interests	$82,805	6%	$77,990	(7)%	$84,236

Year ended September 30, 2012 compared with the year ended September 30, 2011 – Capital Markets

Pre-tax income in the Capital Markets segment increased $5 million, or 6%, as compared to the prior year.

Certain of the Capital Markets businesses of the Morgan Keegan broker-dealer we acquired on April 2, 2012 were immediately integrated into RJ&A's operations on the date of acquisition. Other Morgan Keegan Capital Markets businesses are being integrated into RJ&A over time. Morgan Keegan equity capital markets and fixed income operations are included in the current year results, therefore, comparisons of our legacy capital markets operations, especially fixed income operations, to our current operations, are not meaningful. Our plan is to have fully integrated all of the historic Morgan Keegan Capital Markets businesses into RJ&A by the end of the second quarter of our fiscal year 2013.

The weakness in the equity capital markets negatively impacted our results. Our fixed income results reflect significant improvement during the third and fourth quarter primarily driven by the acquisition of Morgan Keegan. The combination of our former fixed income operations with Morgan Keegan's fixed income operations results in a combined department that is approximately three times the size of our legacy fixed income business.

Index

Net revenues increased by $133 million, or 21%, primarily resulting from a $139 million, or 111%, increase in institutional fixed income sales commissions, a $27 million, or 136%, increase in trading profits, and a $9 million increase in private placement fees. These revenue increases were partially offset by a $27 million, or 11%, decrease in institutional equity sales commissions, a $15 million, or 13%, decrease in underwriting fees, and a $4 million, or 12%, decrease in tax credit fund syndication fees. Lingering concerns over the EU debt crisis and the U.S. economy had a negative impact on the capital markets for most of the current fiscal year.  Fixed income sales commissions increased over the prior year primarily due to the increased size of our fixed income operations. Despite the increase in underwriting fees arising from the acquired Morgan Keegan fixed income public finance operations of $23 million, our total underwriting fees decreased. Although equity market levels at the end of the current year finished at higher levels than the prior year, the market for public offerings during the year has been erratic. The number of lead and co-managed underwritings during the current year increased in our U.S. operations and decreased significantly in our Canadian operations.  The prior year was a particularly strong year for our Canadian equity capital markets operations but market conditions in the industries in which they are concentrated (energy and mining) have slowed significantly since last year.  Our tax credit fund syndication subsidiary sold approximately $596 million in tax credit fund equity investments to investors during the year, a decrease compared to the record volume of $616 million sold in the prior year.

Trading profits for the current year increased $27 million, or 136%, as compared to the prior year.   The year over year increase results in part from the acquisition of Morgan Keegan, as trading profits arise primarily from fixed income products. After our acquisition of Morgan Keegan, we have more fixed income trading professionals then we had prior to the acquisition, providing us a greater platform from which to generate trading profits. To support the increased number of trading professionals, our inventories of fixed income products has also increased.

Non-interest expenses increased $139 million, or 23%, over the prior year primarily driven by the addition of the Morgan Keegan fixed income operations.  Sales commission expense increased $48 million, or 38%, which is directly correlated to the increase in overall institutional sales commission revenues of 30%, and includes the shift to a higher percentage of fixed income sales. Administrative and incentive compensation and benefit expense increased $52 million, or 16%, primarily driven by the significant increase in personnel resulting from the Morgan Keegan acquisition, a full year of consolidation of RJES which became effective when we acquired a controlling interest in that subsidiary in April, 2011, and to a lesser extent, the annual increase in salary and benefits costs. The increase in clearance and other expense primarily resulted from an increase of approximately $15 million in clearance expenses arising from the larger combined fixed income operations, Morgan Keegan's allocation methodology, and $2 million of expense in the current year arising from the amortization of various intangible assets which arose as a result of the Morgan Keegan acquisition.

Noncontrolling interests represent the impact of consolidating certain low-income housing tax credit funds, which also impacts other revenue, interest expense, and other expenses within this segment (see Note 11 of the Notes to Consolidated Financial Statements in this Form 10-K for further details) as well as the impact of our consolidation of RJES, and reflects the portion of these consolidated entities which we do not own.  Total segment expenses attributable to noncontrolling interest increased by approximately $10 million as compared to the prior year.

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

Index

Both lead and co-managed underwritings in our U.S. and Canadian operations increased during the first nine months of the fiscal year. However, market conditions in the fourth quarter were such that IPO activity was non-existent and secondary offering volumes slowed. Even with little fourth quarter activity, we ended the year with increases over the prior year in lead-managed underwritings arising from both our U.S. and our Canadian operations. The number of co-managed underwritings arising from our Canadian operations increased 32% while co-managed underwritings from our U.S. operations decreased 4%, as compared to the prior year.

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

Non-interest expenses increased $80 million, or 16%. Administrative and incentive compensation expense increased $57 million, or 22%, as a result of a number of factors including the incremental growth in the number of fixed income investment bankers, an increase in equity capital markets investment bankers in part arising from the Howe Barnes acquisition, increases in incentive compensation as a result of the increased revenues of the segment, increased expenses resulting from the consolidation of RJES, and certain one-time expenses incurred during the current year as a result of the Howe Barnes acquisition. Business development expense increased $8 million, or 29%, with increases in both our domestic and Canadian capital markets groups reflecting our efforts to expand these businesses in light of what had been improving market outlooks for the better part of fiscal year 2011.

Noncontrolling interests reflect the impact of consolidating certain low-income housing tax credit funds, which impact other revenue, interest expense, and other expenses within this segment (see Note 11 of the Notes to Consolidated Financial Statements in this Form 10-K for further details) as well as the impact of RJES, initially consolidated in the June 2011 quarter. Noncontrolling interests reflect the portion of these businesses that we do not own.

Index

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the years indicated:

	Year ended September 30,
	2012	% change	2011	% change	2010
	($ in thousands)
Revenues:
Investment advisory fees	$198,369	5%	$188,817	21%	$156,266
Other	38,855	3%	37,694	(7)%	40,551
Total revenues	237,224	5%	226,511	15%	196,817

Expenses:
Admin & incentive compensation and benefit costs	81,418	6%	76,594	10%	69,931
Communications and information processing	16,378	7%	15,307	(16)%	18,116
Occupancy and equipment	3,536	(4)%	3,670	(6)%	3,904
Business development	7,885	7%	7,365	18%	6,254
Investment sub-advisory fees	26,563	(4)%	27,606	12%	24,701
Other	33,353	17%	28,392	10%	25,840
Total expenses	169,133	6%	158,934	7%	148,746
Income before taxes and including noncontrolling interests	68,091	1%	67,577	41%	48,071
Noncontrolling interests	850		1,401		1,090
Pre-tax income excluding noncontrolling interests	$67,241	2%	$66,176	41%	$46,981

The following table reflects financial assets under management in managed programs that significantly impact segment results at the dates indicated:

	September 30, 2012	June 30, 2012	September 30, 2011	June 30, 2011	September 30, 2010
	(in millions)
Assets under management:
Eagle Asset Management, Inc.	$19,986	$19,284	$16,092	$18,745	$15,567
Raymond James Consulting Services	9,443	9,041	8,356	9,215	8,458
Unified Managed Accounts	2,855	2,578	1,677	1,653	735
Freedom Accounts & other managed programs	11,884	11,138	9,523	10,678	8,791
Sub-total assets under management	44,168	42,041	35,648	40,291	33,551
Less: Assets managed for affiliated entities	(4,185)	(3,943)	(3,579)	(3,668)	(3,544)
Sub-total net assets under management	39,983	38,098	32,069	36,623	30,007
Morgan Keegan managed fee-based assets (1)	2,801	2,798	—	—	—
Total assets under management	$42,784	$40,896	$32,069	$36,623	$30,007

(1)	All revenues generated since the Closing Date of the acquisition from assets in Morgan Keegan managed fee-based programs are included in the PCG segment.

The majority of the revenue for this segment is generated by the investment advisory fees related to asset management services for individual investment portfolios, mutual funds and managed programs.  Asset balances are impacted by both the performance of the market and the new sales and redemptions of client accounts/funds. Rising markets positively impact revenues from investment advisory fees as existing accounts increase in value, and individuals and institutions typically commit incremental funds in rising markets. As of September 30, 2012, approximately 82% of investment advisory fees recorded in this segment are earned from assets held in managed programs.  Of these revenues, approximately 55% of our investment advisory fees recorded in a quarter are determined based on balances at the beginning of a quarter, approximately 25% are based on balances at the end of the quarter and the remaining 20% are computed based on average assets throughout the quarter.

Index

The following table reflects assets under management in non-managed programs that significantly impact segment results at the dates indicated:

	September 30, 2012	June 30, 2012	September 30, 2011	June 30, 2011	September 30, 2010
	(in millions)
Passport	$30,054	$28,015	$24,008	$25,830	$22,708
Ambassador	17,826	16,620	13,555	14,283	10,479
Other non-managed fee-based assets	3,153	2,500	2,196	2,445	2,023
Sub-total assets under management	51,033	47,135	39,759	42,558	35,210
Morgan Keegan non-managed fee-based assets (1)	6,772	6,339	—	—	—
Total assets under management	$57,805	$53,474	$39,759	$42,558	$35,210

(1)	All revenues generated since the Closing Date of the acquisition from assets in Morgan Keegan non-managed fee-based programs are included in the PCG segment.

As of September 30, 2012, approximately 18% of investment advisory fees recorded in this segment are earned from assets held in non-managed programs and all such investment advisory fees are determined based on balances at the beginning of the quarter.

Subsequent to year end, we announced the execution of a definitive agreement to purchase a substantial minority interest in ClariVest Asset Management, LLC (“ClariVest”), an acquisition which will bolster our platform in the large-cap strategy space. ClariVest, manages more than $3 billion in client assets and currently markets its investment services to corporate and public pension plans, foundations, endowments and Taft-Hartley clients worldwide. We expect to consolidate the financial results of ClariVest as a result of certain protective rights we will have under the operating agreement with ClariVest after the transaction closes. In addition, a put and call agreement to be entered into at closing would provide Eagle with various paths to majority ownership, the timing of which would depend upon the financial results of ClariVest's business and the tenure of existing ClariVest management. We expect to close on this transaction, which is not material to our overall financial condition, around the end of calendar 2012.

Year ended September 30, 2012 compared to the year ended September 30, 2011 – Asset Management

Pre-tax income in the Asset Management segment increased $1 million, or 2%, as compared to the prior year.

Investment advisory fee revenue increased by $10 million, or 5%, generated by an increase in assets under management.  Total legacy Raymond James assets under management in managed programs were $8.5 billion more at September 30, 2012 than they were as of September 30, 2011, an increase of 24% (fee revenue excludes fees arising from fee-based assets in programs managed by Morgan Keegan as the revenues associated with these activities are reflected in our PCG segment until the PCG integration occurs in fiscal year 2013). Since the prior year, net inflows of client assets into managed programs approximated $3.5 billion while asset values have increased by $5 billion. Despite the decrease in assets under management in non-managed programs experienced during the fourth quarter of the prior year, resulting in lower revenue during our first quarter, assets in non-managed programs steadily increased during the current year. As a result of the manner in which our fee revenues are computed, the increase in assets under management experienced during the most recent September 2012 quarter will have a positive impact on our billings for the first quarter of fiscal 2013.

Expenses increased by approximately $10 million, or 6%, resulting from a $5 million, or 6%, increase in administrative and performance based incentive compensation, and a $5 million, or 17%, increase in other expenses.  The increase in other expense is primarily due to increases in various corporate overhead allocations to this segment, increases in the costs incurred so that certain funds sponsored by Eagle are available as investment choices on the platforms of other broker-dealers, and an increase in the third party expenses our Raymond James Trust subsidiary has incurred in the performance of certain of its obligations to clients.

Index

Year ended September 30, 2011 compared to the year ended September 30, 2010 – Asset Management

Pre-tax income in the Asset Management segment increased $19 million, or 41%, as compared to the prior year.

Investment advisory fees increased by $33 million, or 21%, from the prior year, generated by an increase in assets under management. Assets under management in managed programs increased during the fiscal year 2011 by $2.1 billion, comprised of $3.3 billion of new client assets net of a market value decrease of $1.2 billion. Our investment advisory fee revenues for the year benefited from appreciation in the market values of assets in each of the first three quarters of the fiscal year, with the entire decrease in market values occurring during the fourth quarter.

Expenses increased by $10 million, or 7%, primarily resulting from a $7 million, or 10%, increase in administrative and incentive compensation, and a $3 million, or 12%, increase in investment sub-advisory fee expenses. Increases in incentive compensation are highly correlated with revenues, portfolio performance and segment profitability. The investment sub-advisory fee expense increase results from the increase in assets held in accounts managed by sub-advisors. Communications and information processing expense decreased $3 million, or 16%, while other expense increased $3 million, or 10%, both of which result from the utilization of a third party transfer agent for the Eagle family of mutual funds during the current year. These outsourced services were performed internally during the prior year.

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the years indicated:

	Year ended September 30,
	2012	% change	2011	% change	2010
	($ in thousands)
Revenues:
Interest income	$331,683	17%	$284,640	2%	$278,326
Interest expense	9,659	(28)%	13,334	(29)%	18,761
Net interest income	322,024	19%	271,306	5%	259,565
Other income (loss)	14,010	629%	(2,648)	(70)%	(1,556)
Net revenues	336,034	25%	268,658	4%	258,009

Non-interest expenses:
Employee compensation and benefits	18,432	23%	14,968	30%	11,488
Communications and information processing	2,835	18%	2,402	42%	1,687
Occupancy and equipment	912	8%	842	(4)%	873
Provision for loan losses	25,894	(23)%	33,655	(58)%	80,413
FDIC insurance premiums	5,435	(39)%	8,855	(21)%	11,206
Affiliate deposit account servicing fees	26,852	30%	20,733	(7)%	22,245
Other	15,516	9%	14,210	(21)%	18,088
Total non-interest expenses	95,876	—	95,665	(34)%	146,000
Pre-tax income	$240,158	39%	$172,993	54%	$112,009
RJ Bank is a national bank, regulated by the OCC, which provides corporate, residential and consumer loans, as well as FDIC insured deposit accounts, to clients of our broker-dealer subsidiaries and to the general public.  RJ Bank is active in corporate loan syndications and participations, and also purchases commercial loans in the secondary market.  Residential mortgage loans are originated and held for investment or sold in the secondary market.  RJ Bank generates revenue principally through the interest income earned on loans and investments, which is offset by the interest expense it pays on client deposits and on its borrowings.

Index

The tables below present certain credit quality trends for corporate loans and residential/consumer loans:

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Net loan (charge-offs)/recoveries:
C&I loans	$(10,486)	$(458)	$—
Commercial real estate (“CRE”) loans	(926)	(13,534)	(54,053)
Residential/mortgage loans	(12,727)	(20,757)	(29,548)
Consumer loans	(75)	(246)	—
Total	$(24,214)	$(34,995)	$(83,601)

	As of September 30,
	2012	2011	2010
	(in thousands)
Allowance for loan losses:
Loans held for sale	$—	$5	$23
Loans held for investment:
C&I loans	92,409	81,267	60,464
CRE construction loans	739	490	4,473
CRE loans	27,546	30,752	47,771
Residential/mortgage loans	26,138	33,210	34,297
Consumer loans	709	20	56
Total	$147,541	$145,744	$147,084

Nonperforming assets:
Nonperforming loans:
C&I loans	$19,517	$25,685	$—
CRE loans	8,404	15,842	67,901
Residential mortgage loans:
Residential mortgage loans	78,372	91,682	85,852
Home equity loans/lines	367	114	230
Total nonperforming loans	106,660	133,323	153,983
Other real estate owned:
CRE	4,902	7,707	19,486
Residential:
First mortgage	3,316	6,852	8,439
Home equity	—	13	—
Total other real estate owned	8,218	14,572	27,925
Total nonperforming assets	$114,878	$147,895	$181,908

Total loans:
Loans held for sale, net(1)	$160,515	$102,236	$6,114
Loans held for investment:
C&I loans	5,018,831	4,100,939	3,232,723
CRE construction loans	49,474	29,087	65,512
CRE loans	936,450	742,889	937,669
Residential mortgage loans	1,691,986	1,756,486	2,015,331
Consumer loans	352,495	7,438	23,940
Net unearned income and deferred expenses	(70,698)	(45,417)	(39,276)
Total loans held for investment	7,978,538	6,591,422	6,235,899
Total loans	$8,139,053	$6,693,658	$6,242,013

(1)	Net of unearned income and deferred expenses.

Index

Year ended September 30, 2012 compared to the year ended September 30, 2011 – RJ Bank

Pre-tax income generated by the RJ Bank segment increased $67 million, or 39%, as compared to the prior year.  The improvement in pre-tax income was primarily attributable to an increase of $67 million, or 25%, in net revenues and an $8 million, or 23%, decrease in the provision for loan losses, offset by an $8 million, or 13%, increase in other non-interest expenses.

Net revenue was positively impacted by a $51 million increase in net interest income, $6 million less in other-than-temporarily impaired (“OTTI”) losses on our available for sale securities portfolio, and an improvement of $8 million in foreign currency transaction gains on Canadian dollar denominated loans in the corporate loan portfolio.

Net interest income increased $57 million over the prior year (excluding the impact of a $6 million correction recorded in the prior year), primarily as a result of a $1.2 billion increase in average interest-earning banking assets. This increase in average interest-earning banking assets was driven by a $1.2 billion increase in average corporate loans. While there were increases in the Small Business Administration (“SBA”) and consumer loan portfolios as well as cash and investments, these were largely offset by a decrease in residential mortgage loans. The yield on interest-earning banking assets of 3.61% was consistent with 3.60% in the prior year. The average loan portfolio yield was 4.20% as compared to 4.25% in the prior year. The loan portfolio yield decreased due to a decline in the yield on the residential mortgage loan portfolio resulting from adjustable rate loans resetting at lower rates, which offset an increase in the corporate loan portfolio yield. Average corporate loans outstanding include the impact of the purchase of $400 million of Canadian loans on February 29, 2012. The net interest margin increased 0.07% from the prior year to 3.50% due to a small increase in the yield on earning assets and a small decrease in the average cost of funds. Corresponding to the increase in interest-earning banking assets, average interest-bearing banking liabilities increased $1.1 billion to $8.1 billion.

The provision for loan losses during the year was positively impacted by a reduction in both C&I and CRE nonperforming loans, improved credit characteristics of certain problem loans, and the reduction of the balance of residential mortgage nonperforming loans. In addition, somewhat improved economic conditions relative to the prior year has limited the number of new problem loans. Net loan charge-offs decreased $11 million, or 31%, to $24 million for the current year. Nonperforming loans decreased $27 million, or 20%, compared to September 30, 2011. Corporate nonperforming loans decreased $14 million, or 33%, and residential nonperforming loans decreased $13 million, or 14%.

The $8 million increase in non-interest expenses (excluding provision for loan losses) as compared to the prior year was primarily attributable to a $3 million, or 23% increase in compensation and benefits related to staff additions and a $6 million increase in affiliate deposit account servicing fees resulting from increased deposit balances.

The unrealized loss on our available for sale securities portfolio at September 30, 2012 was $17 million compared to $46 million as of September 30, 2011. This significant improvement was the result of higher market prices, despite the continued uncertainty in the residential non-agency collateralized mortgage obligation (“CMOs”) market.

During the last week of October, 2012, the mid-Atlantic and Northeast regions of the U.S. suffered severe damage from Hurricane Sandy and related storms.  We are currently assessing the impact to our loan portfolio, if any. While we are unable to estimate a range of loss associated with the financial impact of this weather related event at this time, once determinable, it could have an adverse impact on our results of operations in fiscal year 2013.

Year ended September 30, 2011 compared to the year ended September 30, 2010 – RJ Bank

Pre-tax income generated by the RJ Bank segment increased $61 million, or 54%, for the year compared to the prior year. The significant improvement in pre-tax income was attributable to a $47 million, or 58%, decrease in the provision for loan losses and an increase of $12 million, or 5%, in net interest income.

Index

The increase in net interest income was primarily due to an increase of 0.12% in the net interest margin. The net interest margin improvement for the year resulted from an increase in the loan portfolio yield from 3.97% to 4.25% due primarily to an increase in corporate loan yields and a $6 million correction of an accumulated interest income understatement in prior years related to purchased residential mortgage loan pools. Yields on the residential mortgage loan portfolio declined during the year due to adjustable rate loans resetting to lower rates and the payoff of higher yielding loans in the current low interest rate environment. Average interest-earning banking assets increased $44 million, or less than 1%, and totaled $7.8 billion at year end. An increase in average C&I loans and significant increases in cash balances were offset by a decrease in the other loan portfolio segments. Corresponding to the small increase in average interest-earning banking assets, average interest-bearing banking liabilities increased less than 1% to $7 billion at year end. Continued low interest rates led to a $5 million, or 29%, decrease in interest expense. The average cost of funds decreased from 0.27% to 0.19%. However, excluding the impact of excess RJBDP cash balances held during the fourth quarter, the net interest margin would have increased by 0.26% over the prior year. These deposits resulted from higher cash balances in our client accounts due to the market volatility, thus exceeding the RJBDP capacity at outside financial institutions in the program. These deposits were invested in short term liquid investments producing very little interest rate spread.

The provision for loan losses of $34 million for the current year was significantly lower than the $80 million in the prior year and net loan charge-offs for the year decreased $49 million, or 58%, from $84 million to $35 million. These declines are a result of an improvement in credit quality within the CRE portfolio, an improvement in the credit characteristics of certain problem corporate loans, and the stabilization of the balance of residential mortgage nonperforming loans. However, unfavorable economic conditions, including high unemployment rates, continued to have a negative impact on the residential mortgage loan portfolio.

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

The unrealized loss on our available for sale securities portfolio was $46 million, compared to $51 million as of the prior year end. The unrealized loss was due to continued wide interest rate spreads across market sectors related to the continued uncertainty in the residential non-agency CMO market. Certain securities were determined to be OTTI during the year as RJ Bank does not expect to recover the amortized cost basis of the securities in full, and therefore an OTTI expense of $10 million was reflected in fiscal year 2011 as a component of other loss, compared to a $12 million OTTI charge in the prior fiscal year.

Index

The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates and interest spread for the years indicated:

	Year ended September 30,
	2012				2011			2010
	Average balance	Interest inc./exp.	Average yield/ cost		Average balance	Interest inc./exp.	Average yield/ cost	Average balance(4)	Interest inc./exp.(4)	Average yield/ cost(4)
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income(1)
Loans held for sale	$127,594	$2,878	2.25%		$33,354	$881	2.64%	$39,049	$1,256	3.22%
Loans held for investment:
C&I loans	4,666,320	215,848	4.57%		3,540,449	156,934	4.39%	3,126,672	119,792	3.74%
CRE construction loans(2)	37,802	5,100	13.27%	(3)	63,650	1,740	2.70%	80,685	1,844	2.25%
CRE loans	847,774	35,422	4.11%		795,841	30,369	3.76%	972,619	32,889	3.34%
Residential mortgage loans	1,734,032	57,279	3.25%		1,851,516	80,007	4.27%	2,198,881	101,775	4.57%
Consumer loans	88,310	2,684	2.99%		6,938	126	1.82%	21,921	432	1.97%
Total loans, net	7,501,832	319,211	4.20%		6,291,748	270,057	4.25%	6,439,827	257,988	3.97%
Reverse repurchase agreements	—	—	—		—	—	—	171,507	147	0.09%
Agency mortgage-backed securities (“MBS”)	266,768	2,211	0.83%		182,303	1,286	0.71%	235,491	1,826	0.78%
Non-agency CMOs	180,246	5,527	3.07%		219,927	9,521	4.33%	293,565	16,020	5.46%
Money market funds, cash and cash equivalents	997,877	2,453	0.24%		993,167	2,619	0.26%	546,703	1,780	0.33%
FHLB stock, Federal Reserve Bank of Atlanta (“FRB”) stock, and other	125,587	2,281	1.81%		146,597	1,157	0.79%	102,387	565	0.55%
Total interest-earning banking assets	9,072,310	$331,683	3.61%		7,833,742	$284,640	3.60%	7,789,480	$278,326	3.55%
Non-interest-earning banking assets:
Allowance for loan losses	(146,263)				(144,436)			(147,364)
Unrealized loss on available for sale securities	(38,863)				(42,280)			(71,476)
Other assets	247,805				252,211			231,872
Total non-interest-earning banking assets	62,679				65,495			13,032
Total banking assets	$9,134,989				$7,899,237			$7,802,512
(continued on next page)

Index

	Year ended September 30,
	2012			2011			2010
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost	Average balance(4)	Interest inc./ exp.(4)	Average yield/ cost(4)
	($ in thousands) (continued from previous page)
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$296,674	$6,501	2.19%	$227,635	$6,228	2.74%	$206,137	$6,563	3.18%
Money market, savings, and NOW accounts (2)	7,736,094	3,060	0.04%	6,740,092	6,377	0.09%	6,676,400	9,490	0.14%
FHLB advances and other	51,834	98	0.19%	31,335	729	2.30%	74,925	2,708	3.57%
Total interest-bearing banking liabilities	8,084,602	$9,659	0.12%	6,999,062	$13,334	0.19%	6,957,462	$18,761	0.27%
Non-interest-bearing banking liabilities	76,000			55,649			27,472
Total banking liabilities	8,160,602			7,054,711			6,984,934
Total banking shareholder’s equity	974,387			844,526			817,578
Total banking liabilities and shareholders’ equity	$9,134,989			$7,899,237			$7,802,512
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$987,708	$322,024		$834,680	$271,306		$832,018	$259,565

Bank net interest:
Spread			3.49%			3.41%			3.28%
Margin (net yield on interest-earning banking assets)			3.50%			3.43%			3.31%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			112.22%			111.93%			111.96%
Return on average:
Total banking assets			1.69%			1.39%			0.90%
Total banking shareholder's equity			15.84%			13.00%			8.64%
Average equity to average total banking assets			10.67%			10.69%			10.48%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on impaired nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the years ended September 30, 2012, 2011 and 2010 was $51 million, $38 million, and $35 million, respectively.

(2)	Negotiable Order of Withdrawal (“NOW”) account.

(3)
The CRE Construction yield for the current fiscal year was positively impacted by a loan payoff with a significant unearned discount. Excluding the recognition of income related to this loan payoff, the yield was 7.03% for the year ended September 30, 2012.

(4)
During the December 2010 quarter end, RJ Bank reclassified certain average loan balances to more closely align these balances with its assignment of credit risk utilized within the allowance for loan losses evaluation. As a result, the average loan balances, related interest income and the respective yield calculations presented above differ from those initially reported.

Index

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

	Year ended September 30,
	2012 compared to 2011			2011 compared to 2010
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale	$2,489	$(492)	$1,997	$(183)	$(192)	$(375)
Loans held for investment:
C&I loans	49,906	9,008	58,914	15,853	21,289	37,142
CRE construction loans	(706)	4,066	3,360	(390)	286	(104)
CRE loans	1,982	3,071	5,053	(5,978)	3,458	(2,520)
Residential mortgage loans(1)	(4,673)	(11,678)	(16,351)	(16,077)	(12,068)	(28,145)
Consumer loans	1,478	1,080	2,558	(295)	(11)	(306)
Reverse repurchase agreements	—	—	—	(147)	—	(147)
Agency MBS	596	329	925	(412)	(128)	(540)
Non-agency CMOs	(1,717)	(2,277)	(3,994)	(4,018)	(2,481)	(6,499)
Money market funds, cash and cash equivalents	12	(178)	(166)	1,454	(615)	839
FHLB stock, FRB stock, and other	(166)	1,290	1,124	244	348	592
Total interest-earning banking assets	49,201	4,219	53,420	(9,949)	9,886	(63)

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	1,889	(1,616)	273	684	(1,019)	(335)
Money market, savings and NOW accounts	942	(4,259)	(3,317)	91	(3,204)	(3,113)
FHLB advances and other	477	(1,108)	(631)	(1,576)	(403)	(1,979)
Total interest-bearing banking liabilities	3,308	(6,983)	(3,675)	(801)	(4,626)	(5,427)
Change in net interest income	$45,893	$11,202	$57,095	$(9,148)	$14,512	$5,364

(1)	Adjusted to exclude a $6 million December 2010 quarter end correction of an accumulated interest income understatement in prior periods related to purchased residential mortgage loan pools.

Index

Results of Operations – Emerging Markets

The following table presents consolidated financial information of our Emerging Markets segment for the years indicated:

	Year ended September 30,
	2012	% change	2011	% change	2010
	($ in thousands)
Revenues:
Securities commissions and fees	$9,521	(26)%	$12,799	92%	$6,677
Investment banking	4,461	(77)%	19,755	NM	324
Investment advisory fees	4,648	4%	4,481	6%	4,213
Interest income	1,186	(14)%	1,383	310%	337
Trading profits	3,311	(22)%	4,249	(9)%	4,657
Other income	784	52%	517	20%	431
Total revenues	23,911	(45)%	43,184	160%	16,639

Interest expense	86	(53)%	184	(25)%	244
Net revenues	23,825	(45)%	43,000	162%	16,395
Non-interest expenses:
Compensation expense	22,213	(15)%	26,185	74%	15,077
Other expense	8,364	(24)%	11,048	43%	7,699
Total non-interest expenses	30,577	(18)%	37,233	63%	22,776
(Loss) income before taxes and including noncontrolling interests:	(6,752)	(217)%	5,767	190%	(6,381)
Noncontrolling interests	298		1,236		(935)
Pre-tax (loss) income excluding noncontrolling interests	$(7,050)	(256)%	$4,531	183%	$(5,446)

The Emerging Markets segment includes the results from our joint ventures in Latin America including Argentina, Uruguay and Brazil. Subsequent to year end we ceased our operations in Brazil; this is not expected to have a material impact on our financial results.

Year ended September 30, 2012 compared to the year ended September 30, 2011 – Emerging Markets

Pre-tax income in the Emerging Markets segment decreased $12 million, or 256%, as compared to the prior year.

Total revenues decreased approximately $19 million as compared to the prior year.  Our revenues in this segment have been negatively impacted by market volatility and the reduced level of capital markets activity globally, which has impacted investment banking revenues, securities commissions, and trading profits as compared to the prior year, a period that was experiencing generally improved global market conditions and numerous public offerings.  Regulatory changes, particularly in Argentina, had a major impact on our business. Investment banking revenues have decreased by over $15 million, securities commissions and fees have decreased by $3 million and trading profits have decreased by $1 million.  The prior year investment banking revenues included $16 million in fees arising from our Argentine joint venture which acted as an advisor to institutional clients in several significant transactions.  In the current year, we recognized $3 million of investment banking revenues associated with certain of those advisory services which had been deferred in the prior year pending the satisfaction of certain conditions.

Non-interest expenses decreased by $7 million, primarily resulting from a decrease in compensation related expenses resulting from lower levels of revenues and profitability and from a decrease in clearing expenses that results from reduced trading activity.

Index

Year ended September 30, 2011 compared to the year ended September 30, 2010 – Emerging Markets

Pre-tax income in the Emerging Markets segment increased $10 million, or 183%, for the year.

Net revenues increased by $27 million, or 162%, resulting from increased investment banking fee revenue of $19 million and increased securities commissions and fees of $6 million. The investment banking fee revenues primarily resulted from our Argentine joint venture, which provided advisory services to institutional clients in several significant transactions during the current year. The increase in securities commissions and fees results in large part from successful recruiting efforts by two of our Latin American joint venture entities during fiscal year 2010.

Non-interest expenses increased $14 million, or 63%, primarily resulting from higher compensation expense associated with the increased investment banking activity.

Results of Operations – Securities Lending

The following table presents consolidated financial information of our Securities Lending segment for the years indicated:

	Year ended September 30,
	2012	% change	2011	% change	2010
	($ in thousands)
Interest income and expense:
Interest income	$9,110	51%	$6,035	(29)%	$8,448
Interest expense	1,976	9%	1,807	(49)%	3,530
Net interest income	7,134	69%	4,228	(14)%	4,918
Other income	370	(7)%	397	2%	389
Net revenues	7,504	62%	4,625	(13)%	5,307
Non-interest expenses	2,845	(9)%	3,137	21%	2,586
Pre-tax income	$4,659	213%	$1,488	(45)%	$2,721

Year ended September 30, 2012 compared to the year ended September 30, 2011 – Securities Lending

Pre-tax income generated by this segment increased by approximately $3 million, or 213%, as compared to the prior year.

The increase is due to higher net interest income in both our Box lending activities as well as, but to a much lesser extent, our Matched Book lending activities.  In the Box lending activities, we realized a net $3 million increase in net interest as net interest spreads increased significantly, more than offsetting a decrease in average balances outstanding. The increase in net interest spread in Box lending activities resulted from our receiving a premium to the market rate on certain hard to locate securities.  In the Matched Book lending activities our net interest was relatively unchanged from the prior year level as higher net interest spreads were offset by a decrease in our average balances outstanding.

Year ended September 30, 2011 compared to the year ended September 30, 2010 – Securities Lending

Pre-tax income generated by this segment decreased by $1 million, or 45%, for the year.

Net interest income decreased by $700 thousand, or 14%, resulting primarily from decreases in our Box lending activities, but also including to a lesser extent, decreases in our Matched Book activities. In both our Box lending and Matched Book activities, our net interest spread and our average balances outstanding decreased.

Index

Results of Operations – Proprietary Capital

The following table presents consolidated financial information for the Proprietary Capital segment for the years indicated:

	Year ended September 30,
	2012	% change	2011	% change	2010
	($ in thousands)
Revenues:
Interest	$3,151	566%	$473	(76)%	$1,953
Investment advisory fees	1,248	31%	950	(14)%	1,100
Other	44,476	189%	15,382	10%	13,976
Total revenues	48,875	191%	16,805	(1)%	17,029

Non-interest expenses:
Compensation expense	2,017	(6)%	2,151	21%	1,785
Other expenses	3,704	421%	711	(65)%	2,051
Total expenses	5,721	100%	2,862	(25)%	3,836
Income before taxes and including noncontrolling interests:	43,154	210%	13,943	6%	13,193
Noncontrolling interests	27,922		9,552		11,465
Pre-tax income excluding noncontrolling interests	$15,232	247%	$4,391	154%	$1,728

The Proprietary Capital segment results are substantially determined by the valuations within Raymond James Capital Partners, L.P. (“Capital Partners”), Raymond James Employee Investment Funds I and II (the “EIF Funds”), and the valuations of our direct merchant banking investments and our investments in private equity funds (the “Third Party Private Funds”).  As a part of the Morgan Keegan acquisition, we acquired various direct and third party private equity and merchant banking investments, employee investment funds and private equity funds of Morgan Keegan which have a fair value of approximately $132 million at September 30, 2012. In addition to those holdings as of September 30, 2012, our merchant banking investments, at fair value, include a $27 million investment in an event photography business (the “Event Photography Company”), a $23 million indirect investment (through Capital Partners) in an allergy immunotherapy testing and treatment supply company (the “Allergy Company”), a $12 million investment in a manufacturer of crime investigation and forensic supplies (the “Forensic Company”), and a $3 million indirect investment in a company pursuing a new concept in the salon services market.

Year ended September 30, 2012 compared to the year ended September 30, 2011 – Proprietary Capital

Pre-tax income generated by this segment increased by approximately $11 million, or 247%, as compared to the prior year.  The increase is due to the positive performance of the investments during the current year.

In the current year, total revenues resulted primarily from a valuation increase and dividends received from the Allergy Company totaling approximately $30 million, a valuation increase in the Event Photography Company of approximately $6 million, interest, dividends, distributions received and net valuation increases from other investments totaling $12 million, partially offset by a $4 million valuation decrease of the Forensic Company.

The portion of this year’s revenue attributable to noncontrolling interests is significant as approximately $23 million of the Allergy Company valuation increase and dividends received is attributed to others.

In comparison, the prior year results consist of the increase in the net valuation of the Third Party Private Funds of $6 million, the increase in revenue pertaining to the Allergy Company of $8 million (which include both dividends received and a valuation increase), a $4 million increase in the value of the Event Photography Company, and $4 million of valuation increases in the EIF Funds, all of which are partially offset by a $5 million write-down in the value of the Forensic Company investment.

Index

Year ended September 30, 2011 compared to the year ended September 30, 2010 – Proprietary Capital

Pre-tax income generated by this segment increased by $3 million, or 154%, for the year as compared to the prior year.

In the current year, the results consists of the increase in the net valuation of the Third Party Private Funds of $6 million, the increase in revenue pertaining to the Allergy Company of $8 million (which include both dividends received and a valuation increase), a $4 million increase in the value of the Event Photography Company, and $4 million of valuation increases in the EIF Funds, all of which are partially offset by a $5 million write-down in the value of the Forensic Company investment.

In the prior year, the revenue arose primarily from the dividends from and valuation investment increase of the Allergy Company of $12 million and valuation increases in the Third Party Private Funds of $3 million.

Total expenses have decreased nearly $1 million in the current year as compared to the prior year. The prior year included nearly $2 million of expenses related to due diligence activities which did not recur in the current year.

The portion of this year's revenue attributable to noncontrolling interests decreased by nearly $2 million. The majority of the Allergy Company and the EIF Fund investments are held by others; therefore, a reduction in the portion of our revenues attributable to those investments results in a lower attribution of income to others. The revenues from those investments decreased by $3 million in the current year.

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the years indicated:

	Year ended September 30,
	2012	% change	2011	% change	2010
	($ in thousands)
Revenues:
Interest income	$9,875	22%	$8,086	29%	$6,269
Other	1,925	(21)%	2,438	36%	1,787
Total revenues	11,800	12%	10,524	31%	8,056

Interest expense	62,349	99%	31,374	20%	26,113
Net revenues	(50,549)	(142)%	(20,850)	(15)%	(18,057)

Non-interest expenses:
Acquisition related expenses	59,284	NM	—	NM	—
Loss on auction rate securities repurchased	—	NM	41,391	NM	—
Other expense	32,119	40%	22,892	1%	22,734
Total non-interest expenses	91,403	42%	64,283	183%	22,734
Pre-tax loss	$(141,952)	(67)%	$(85,133)	(109)%	$(40,791)

Year ended September 30, 2012 compared to the year ended September 30, 2011 – Other

Pre-tax loss generated by this segment increased by approximately $57 million, or 67%, as compared to the prior year.

Interest income is $2 million higher than the prior year primarily resulting from interest income on ARS which we did not own during most of the comparable prior year period.

Interest expense increased $31 million over the prior year.  The increase is primarily comprised of: $21 million of interest expense resulting from our March 2012 issuances of $350 million 6.9% senior notes and $250 million 5.625% senior notes and $6 million of additional interest expense in the current year associated with our April 2011 issuance of $250 million 4.25% senior notes, and $2 million of interest expense associated with the Regions Credit Agreement (as defined hereinafter in the Sources of Liquidity section of this Item 7). Both of the March 2012 debt offerings and the Regions Credit Agreement were part of our acquisition financing activities and other transactions associated with the Morgan Keegan acquisition.

Index

The prior year period included a non-recurring $41 million loss on ARS repurchased.

Acquisition related expenses, all associated with our acquisition of Morgan Keegan, include approximately $21 million of net severance related expense, $22 million of expense associated with our integration of Morgan Keegan's operations into our own, $7 million of financial advisory fee expenses, $6 million of transaction bridge financing facility expenses, and $2 million of legal expense.  We anticipate incurring approximately $40 million of additional acquisition related expenses during our fiscal year 2013 as we continue to implement our integration plans.

Other expenses increased $9 million in the current period primarily related to an increase in incentive compensation expense.

Year ended September 30, 2011 compared to the year ended September 30, 2010 – Other

Pre-tax loss generated by this segment increased by $44 million, or 109%, for the year as compared to the prior year.

Total revenues in the current year increased by $2 million, or 31%, as compared to the prior year. The revenue increases result primarily from increases in the value of certain investments, some of which were sold during fiscal year 2011 and resulted in realized gains, and an increase in interest income as a result of increases in parent company cash balances.

Interest expense in fiscal year 2011 increased $5 million, or 20%, as compared to the prior year primarily as a result of additional interest expense associated with the April 4, 2011 issuance of $250 million of 4.25% senior notes due April, 2016.

The segment includes the loss on auction rate securities repurchased. On June 29, 2011, RJ&A and RJFS finalized settlements with the SEC and other regulatory authorities, concluding investigations by the regulators into RJ&A and RJFS's offer and sale of ARS. Under these settlement agreements we extended an offer to purchase at par, from certain current and former clients, eligible ARS that were purchased through RJ&A or RJFS on or before February 13, 2008, provided the eligible ARS were not transferred away from RJ&A or RJFS prior to January 1, 2006 and those securities were held on February 13, 2008. This offer did not extend to clients whose accounts were owned, managed or advised by or through correspondent broker-dealers or unaffiliated investment advisors or who acted as institutional money managers and did not hold ARS in RJ&A or RJFS accounts. This offer remained open for a period of 75 days from the date which we sent the first offer notice to each respective current or former client and has since expired. No fines were imposed by the SEC under the settlement agreement. A fine in the amount of $1.75 million was imposed by the state regulators. As of September 30, 2011, $245 million of par value ARS were purchased from current or former clients as a result of this settlement; $16 million of the purchased ARS were redeemed at par by their issuer subsequent to the purchase and prior to September 30, 2011 (see Note 7 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information on our ARS holdings).

Liquidity and Capital Resources

Liquidity is essential to our business.  The primary goal of our liquidity management activities is to ensure adequate funding to conduct our business over a range of market environments.

Senior management establishes our liquidity and capital policies. These policies include senior management’s review of short- and long-term cash flow forecasts, review of monthly capital expenditures, the monitoring of the availability of alternative sources of financing, and the daily monitoring of liquidity in our significant subsidiaries. Our decisions on the allocation of capital to our business units consider, among other factors, projected profitability and cash flow, risk and impact on future liquidity needs. Our treasury departments assist in evaluating, monitoring and controlling the impact that our business activities have on our financial condition, liquidity and capital structure as well as maintains our relationships with various lenders. The objectives of these policies are to support the successful execution of our business strategies while ensuring ongoing and sufficient liquidity.

Liquidity is provided primarily through our business operations and financing activities.  Financing activities could include bank borrowings, repurchase agreement transactions or additional capital raising activities under our “universal” shelf registration statement.

Index

Cash provided by operating activities during the year ended September 30, 2012, net of the impact of the acquisition of Morgan Keegan, was $391 million. Operating cash generated by successful operating results over the year resulted in a $410 million increase in cash.  The increase in operating cash included $890 million as a result of a decreased amount of assets segregated pursuant to regulations and other segregated assets; the lower required amount is primarily due to lower reserve requirements associated with the increased capacity in our bank sweep program resulting in clients moving cash out of the broker-dealer and therefore reducing our reserve requirement, combined with a decrease in the stock loan balance outstanding. A decrease in trading instruments held provided a $103 million increase in operating cash. A decrease in the stock loaned, net of stock borrowed balances resulted in a $358 million use of operating cash, due to a decrease in stock loan demand. A greater increase in our securities purchased under agreements to resell than in our securities sold under agreements to repurchase used $210 million in operating cash. An increase in loans to financial advisors used operating cash. This increase was primarily the result of the $134 million in outstanding loans to Morgan Keegan financial advisors and certain key Morgan Keegan revenue producers as part of an employee retention program. We used $425 million in operating cash as the balances of brokerage client payables and other accounts payable decreased. All other components of operating activities combined to net a $115 million increase in operating cash.

Investing activities resulted in the use of $2.7 billion of cash in the year ended September 30, 2012.  Cash was used to fund a $1.4 billion increase in bank loans which included the $400 million purchase of Canadian loans.  Cash in the net amount of $1.1 billion was used to acquire Morgan Keegan (see Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on this acquisition). We also invested $83 million in private equity investments, $78 million in additions to fixed assets, and $76 million in available for sale securities (primarily held by RJ Bank), net of maturations, redemptions and repayments within that portfolio. We generated $31 million of cash from the redemption of FHLB stock in excess of investments in FRB stock.

Financing activities provided $1.9 billion of cash in the year ended September 30, 2012.  The cash provided was largely the result of an equity offering which generated $363 million of proceeds and two debt financing transactions which generated approximately $587 million of net proceeds, and a $128 million borrowing, net of repayments, under a new bank facility.  We completed these transactions as part of our financing for the acquisition of Morgan Keegan (see the discussion of the impact of the Morgan Keegan acquisition on our liquidity below). In addition to these transactions driven by the Morgan Keegan acquisition, $860 million of cash was generated from increases in RJ Bank customer deposits.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities, should provide adequate funds for continuing operations at current levels of activity.

Effective with the February, 2012 approval of RJF becoming a financial holding company, we are required to provide certain disclosures including certain Statistical Disclosures by Bank Holding Companies.  One of those disclosures is to provide RJF’s dividend payout ratio, which is as follows for the periods indicated:

	For the year ended September 30,
	2012	2011	2010
RJF dividend payout ratio(1)	24%	24%	24%

(1)	Computed as dividends declared per common share during the period as a percentage of diluted earnings per common share.

Refer to the RJ Bank section of this MD&A and the Notes to Consolidated Financial Statements in this Form 10-K for the other required disclosures.

Index

Sources of Liquidity

Approximately $539 million of either cash and cash equivalents or other marketable securities was available as of September 30, 2012 without restrictions.  The September 30, 2012 balance of cash and cash equivalents held by either RJF or one of its consolidated subsidiaries is as follow:

Cash and cash equivalents:	September 30, 2012
(in thousands)
RJF	$259,129
RJ&A(1)	286,754
Morgan Keegan & Company, Inc.	247,568
RJ Bank	934,485
Other	252,084
Total cash and cash equivalents	$1,980,020

(1)	RJF has loaned $446 million to RJ&A as of September 30, 2012, a portion of which RJ&A has invested on behalf of RJF in cash and cash equivalents.

In addition to the liquidity on hand described above, we have other various potential sources of liquidity which are described below.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A, MK & Co., and RJ Bank.

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from customer transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit balances.  At September 30, 2012, RJ&A exceeded both the minimum regulatory and its financing covenants net capital requirements. At that date, RJ&A had excess net capital of approximately $234 million, of which approximately $34 million is available for dividend while still maintaining its desired net capital ratio of 15% of aggregate debit items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval.

MK & Co. is also required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from customer transactions. At September 30, 2012, MK & Co. exceeded the minimum regulatory net capital requirements. At that date, MK & Co. had excess net capital of approximately $261 million, of which approximately $201 million is available for dividend while still maintaining its desired net capital ratio of 15% of aggregate debit items. Limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval also apply to MK & Co.

Effective upon its conversion to a national bank, RJ Bank may pay dividends to the parent company without prior approval by its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted capital to risk-weighted assets ratios.  During the year ended September 30, 2012, RJ Bank made $75 million in dividend payments to RJF.  RJF made capital contributions of $50 million to RJ Bank during the same period.  RJ Bank had approximately $117 million of capital in excess of the amount it would need as of September 30, 2012 to maintain its desired total capital to risk-weighted assets ratio of 12%.

   Liquidity available to us from our subsidiaries, other than RJ&A, MK & Co., and RJ Bank, is relatively insignificant and in certain instances may be subject to regulatory requirements.

Index

Borrowings and Financing Arrangements

The following table presents our domestic financing arrangements with third party lenders (other than the Regions Credit Agreement, hereafter defined) that we generally utilize to finance a portion of our fixed income securities trading instruments held, and the outstanding balances related thereto, as of September 30, 2012:

	Committed secured(1)		Uncommitted secured (1)(2)		Uncommitted unsecured (1)(2)		Total
	Financing Amount	Outstanding balance	Financing Amount	Outstanding balance	Financing Amount	Outstanding balance	Financing Amount	Outstanding balance
	($ in thousands)
RJ&A	$335,000	$75,000	$2,150,000	$131,761	$375,000	$—	$2,860,000	$206,761
MK & Co.	—	—	—	—	40,000	—	40,000	—
RJF	—	—	—	—	100,000	—	100,000	—
Total	$335,000	$75,000	$2,150,000	$131,761	$515,000	$—	$3,000,000	$206,761
Total number of agreements	3		7		8		18

(1)	Our ability to borrow is dependent upon compliance with the conditions in the various committed loan agreements and collateral eligibility requirements.

(2)	Lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

The committed domestic financing arrangements are in the form of either tri-party repurchase agreements or a secured line of credit.  The uncommitted domestic financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit.

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $13 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. There were no borrowings outstanding on any of these lines of credit as of September 30, 2012.

RJ Bank has $965 million in immediate credit available from the FHLB on September 30, 2012 and total available credit of 30% of total assets, with the pledge of additional collateral to the FHLB.

RJ Bank is eligible to participate in the Fed’s discount-window program; however, RJ Bank does not view borrowings from the Fed as a primary means of funding.  The credit available in this program is subject to periodic review and may be terminated or reduced at the discretion of the Fed.

From time to time we purchase short-term securities under agreements to resell (“Reverse Repurchase Agreements”) and sell securities under agreements to repurchase (“Repurchase Agreements”).  We account for each of these types of transactions as collateralized financings with the outstanding balances on the Repurchase Agreements included in securities sold under agreements to repurchase.  At September 30, 2012, collateralized financings outstanding in the amount of $348 million are included in securities sold under agreements to repurchase on the Consolidated Statements of Financial Condition. Of this total, outstanding balances on the committed and uncommitted Repurchase Agreements (which are reflected in the table of domestic financing arrangements above) were $75 million and $132 million, respectively, as of September 30, 2012.  Such financings are generally collateralized by non-customer, RJ&A or MK & Co. owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 133% of the amount financed.

Index

The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period end balances for Repurchase Agreements and Reverse Repurchase Agreements of RJF are as follows:

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended:	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
	(in thousands)
September 30, 2012	$346,654	$349,495	$348,036	$600,959	$588,740	$565,016
June 30, 2012	411,238	506,618	506,618	660,983	748,569	706,713
March 31, 2012	180,875	176,335	137,026	410,578	413,527	340,158
December 31, 2011	184,925	244,961	184,061	433,170	468,848	400,455
September 30, 2011	145,574	290,686	188,745	425,248	446,314	398,247

At September 30, 2012, in addition to the financing arrangements described above, we had corporate debt of $1.3 billion. The balance is comprised of $350 million outstanding on our 6.90% senior notes due 2042, $249 million outstanding on our 5.625% senior notes due 2024, $300 million outstanding on our 8.60% senior notes due August 2019, $250 million outstanding on our 4.25% senior notes due April 2016, $128 million of outstanding borrowings on the Regions Credit Agreement (see discussion below), $49 million outstanding on a mortgage loan for our home-office complex, and $3 million outstanding on term loan financing provided to RJES.

On April 2, 2012, certain non-broker-dealer subsidiaries of RJF (the “Borrowers”) entered into a credit agreement (the “Regions Credit Agreement”) with Regions Bank (the “Lender”) which provided for a $200 million loan made by the Lender to the Borrowers. The proceeds from the loan were disbursed to us for working capital and general corporate purposes. The borrowings are secured by, subject to certain exceptions, all the personal property of the Borrowers including (i) all present and future ARS owned by the Borrowers (the “Pledged ARS”), (ii) all equity interests issued by the Borrowers, and (iii) all present and future equity interests and debt securities owned by the Borrowers. The loan matures on April 2, 2015. Primarily as a result of redemptions during the last six months of the year by certain issuers of Pledged ARS and distributions received from certain private equity investments and the resultant repayments to the Lender, the outstanding principal balance on the Regions Credit Agreement as of September 30, 2012 was $128 million.

On November 14, 2012, the outstanding balance on the Regions Credit Agreement was repaid, and on that same date, one of the Borrowers (the “Borrower”) entered into a new Revolving Credit Agreement (the “New Regions Credit Agreement”) with the Lender. The New Regions Credit Agreement provides for a revolving line of credit to be made available by the Lender to the Borrower and is subject to a guarantee in favor of the Lender provided by RJF. The proceeds from any borrowings under the line will be used for working capital and general corporate purposes. The obligations under the New Regions Credit Agreement are secured by, subject to certain exceptions, all of the Pledged ARS. The amount of any borrowing under the New Regions Credit Agreement cannot exceed 70% of the value of the Pledged ARS. The maximum amount available under the New Regions Credit Agreement was $97.7 million as of November 16, 2012. The New Regions Credit Agreement expires on April 2, 2015.

Our current senior long-term debt ratings are:

Rating Agency	Rating	Outlook
S&P	BBB	Negative
Moody’s Investor Service (“Moody’s”)	Baa2	Stable

In January 2012, in response to our announcement regarding RJF entering into a definitive stock purchase agreement to acquire Morgan Keegan (see further discussion in Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K), both S&P and Moody’s placed RJF on review for possible downgrade.

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

Index

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

Should our credit rating be downgraded prior to a public debt offering it is probable that we would have to offer a higher rate of interest to bond holders.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable.  The Regions Credit Agreement included, and the New Regions Credit Agreement includes, as an event of default, the failure of RJF as a guarantor of the repayment of the loan, to maintain an investment grade rating on its unsecured senior debt.  Otherwise, none of our credit agreements contain a condition or event of default related to our credit ratings.  A downgrade below investment grade could also result in the termination of certain derivative contracts and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions (see Note 18 of our Notes to Consolidated Financial Statements in this Form 10-K for additional information). A credit downgrade could create a reputational issue and could also result in certain counterparties limiting their business with us, result in negative comments by analysts and potentially impact investor perception of us, and resultantly impact our stock price and/or our clients’ perception of us.

Other sources of liquidity

We own life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. The policies which we could readily borrow against have a cash surrender value of approximately $143 million as of September 30, 2012 and we are able to borrow up to 90%, or $128 million of the September 30, 2012 total, without restriction.  There are no borrowings outstanding against any of these policies as of September 30, 2012.

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

Impact of the Morgan Keegan acquisition transactions on our liquidity

As more fully described in Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K, on January 11, 2012, RJF entered into the SPA to acquire all of the issued and outstanding shares of Morgan Keegan from Regions.  In anticipation of the closing of this transaction during February and March 2012, we sold shares of our common stock and senior notes, which combined generated approximately $950 million in net proceeds. On April 2, 2012, we completed the purchase transaction. Under the terms of the SPA, Regions received $1.211 billion in cash from RJF on April 2, 2012 in exchange for 100% of the Morgan Keegan shares. Subsequent to the completion of this purchase transaction on April 2, 2012, Morgan Keegan paid a $250 million dividend to RJF.  On April 2, 2012, RJF received $200 million in proceeds from borrowings on the Regions Credit Agreement; the outstanding balance has subsequently been reduced to $128 million as of September 30, 2012 primarily as a result of redemptions of Pledged ARS and distributions received from certain private equity investments.  In addition to these April 2, 2012 transactions, during the month of April, 2012 we made cash retention payments of approximately $136 million to certain key Morgan Keegan financial advisors.  In August 2012, we received $23 million from Regions as a result of the determination of the final Closing Date tangible book value of Morgan Keegan. We have incurred acquisition and integration charges associated with this purchase, a significant portion of which was incurred and paid during the last six months of the year ended September 30, 2012 with the remaining portion, estimated to be approximately $40 million, to be incurred and paid during fiscal year 2013.

In addition to customary indemnity for breaches of representations and warranties and covenants, the SPA also provides that Regions will indemnify RJF for losses incurred in connection with any litigation or similar matter related to pre-closing actions. As a result of these indemnifications, we do not anticipate the resolution of any pre-Closing Date Morgan Keegan litigation matters to negatively impact our liquidity (see Note 3 and Note 20 of the Notes to Consolidated Financial Statements, and Part I Item 3 - Legal Proceedings, in this Form 10-K for further information regarding the indemnifications and the nature of the pre-Closing Date matters).

Index

Statement of financial condition analysis

The assets on our statement of financial condition consist primarily of cash and cash equivalents (a large portion of which is segregated for the benefit of customers), receivables including bank loans, financial instruments held for either trading purposes or as investments, and other assets.  A significant portion of our assets are liquid in nature, providing us with flexibility in financing our business.  Total assets of $21.2 billion at September 30, 2012 are approximately $3.2 billion, or 18%, greater than our total assets as of September 30, 2011.  The increase in total assets results primarily from our April 2, 2012 acquisition of Morgan Keegan, in which we acquired gross assets of approximately $3.1 billion (see Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K for further information regarding this acquisition). In addition to the increase in assets resulting from the Morgan Keegan acquisition, which impacts most of the asset balances reflected on our consolidated statements of financial condition, we have had a significant increase in net bank loans receivable since September 30, 2011 due to $1.4 billion in growth of RJ Bank’s net loan portfolio during the year that included a $400 million purchase of Canadian loans.

As of September 30, 2012, our liabilities of $17.5 billion were $2.4 billion, or 16% greater than our liabilities as of September 30, 2011. The increase in liabilities is primarily due to the Morgan Keegan acquisition in which we assumed $1.9 billion of liabilities as of the Closing Date, and two March 2012 debt financing transactions totaling approximately $600 million which were components of our Morgan Keegan acquisition financing strategy.

Contractual obligations, commitments and contingencies

We have contractual obligations to make future payments in connection with debt, non-cancelable lease agreements, partnership and limited liability company investments, commitments to extend credit, underwriting commitments and a naming rights agreement.  The following table sets forth these contractual obligations by fiscal year:

		Fiscal year
	Total	2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Corporate debt(1)	$1,329,093	$6,517	$3,860	$132,342	$253,970	$4,578	$927,826
Interest on debt(1)	1,104,470	74,833	74,638	74,638	74,637	64,012	741,712
Loans payable of consolidated variable interest entities(2)	81,713	18,775	19,061	17,949	13,331	8,240	4,357
Operating leases	409,618	75,289	66,630	60,470	53,557	42,283	111,389
Investments - private equity partnerships	56,432	56,432	—	—	—		—
Certificates of deposit(3)	318,879	56,382	40,909	70,117	63,340	88,131	—
Commitments to extend credit - RJ Bank (4)	2,526,840	2,526,840	—	—	—		—
RJ Bank loans purchased, not yet settled	46,510	46,510	—	—	—		—
Commitments to real estate entities	3,122	3,122	—	—	—		—
Commitment to purchase real estate in Pasco County, Florida(5)	3,500	3,500	—	—	—	—	—
Underwriting commitments	9,156	9,156	—	—	—		—
Naming rights for Raymond James stadium	13,018	3,835	3,988	4,148	1,047	—	—
Loans and commitments to financial advisors	25,599	19,423	3,559	944	1,294	100	279
Total	$5,927,950	$2,900,614	$212,645	$360,608	$461,176	$207,344	$1,785,563

(1)	See Note 17 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(2)	Loans which are non-recourse to us. See further discussion in Note 16 of the Notes to Consolidated Financial Statements in this Form 10-K.

(3)	See Note 14 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(4)	See Note 26 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(5)	See discussion of this commitment in Item 2, “Properties” in this Form 10-K.

See Note 20 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on our commitments and contingencies.

Index

The Board of Directors has approved the use of up to $75 million for investment in proprietary merchant banking opportunities. As of September 30, 2012, we have invested approximately $39 million. The use of this capital is subject to availability of funds. These activities may be impacted by regulations resulting from the Dodd-Frank Act. However, since the regulations have yet to be adopted, any impact is uncertain. Our Board of Directors has also approved up to $200 million in short-term special situations and bridge investments, primarily related to investment banking transactions. As of September 30, 2012, we did not have any such investments.

We are authorized by the Board of Directors to repurchase our common stock for general corporate purposes. There is no formal stock repurchase plan at this time. From time to time our Board of Directors has authorized specific dollar amounts for repurchases at the discretion of our Board's Securities Repurchase Committee. As of September 30, 2012 the unused portion of the current authorization was $41 million.

We are the lessor in a leveraged commercial aircraft transaction with Continental Airlines, Inc., now known as United Continental (“Continental”). Our ability to realize our expected return is dependent upon this airline's ability to fulfill its lease obligation. In the event that this airline defaults on its lease commitment and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, we would suffer a loss of some or all of our investment. The net value of our leveraged lease with Continental is approximately $10 million as of September 30, 2012 and is included in other assets on our Consolidated Statements of Financial Condition. This lease expires in 2014.

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

Regulatory

RJ&A, MK & Co., RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of September 30, 2012.

RJ Ltd. was not in Early Warning Level 1 or Level 2 as of or during the year ended September 30, 2012.

During January 2012, RJF’s application to become a bank holding company and a financial holding company was approved by the Fed, and RJ Bank’s conversion to a national bank was approved by the OCC.  These changes became effective February 1, 2012.  We converted to a bank holding company in order to provide RJ Bank the ability to maintain a portfolio with a greater percentage of its assets invested in corporate loans than were otherwise permissible under the thrift regulations RJ Bank was previously subject to.  As a thrift, RJ Bank was required to make qualifying investments annually in order to meet the point in time QTL test.  As a national bank, RJ Bank will not have to make such qualifying investments in order to maintain regulatory compliance.

We currently invest in selected private equity and merchant banking investments (see the Proprietary Capital section of MD&A).  As a financial holding company, the magnitude of such investments will be subject to certain limitations.  At our current investment levels, we do not anticipate having to make any otherwise unplanned divestitures of these investments in order to comply with regulatory limits; however, the amount of future investments may be limited in order to maintain compliance within regulatory specified levels.

As a result of our conversion, we are now subject to additional regulatory reporting requirements which add to our administrative workload and costs.  The maintenance of certain risk-based regulatory capital levels could impact various capital allocation decisions impacting one or more of our businesses.  However, due to our strong capital position, we do not anticipate these capital requirements will have any negative impact on our future business activities.

Index

RJ Bank is subject to various regulatory and capital requirements administered by bank regulators. See the Item 1 Business, Regulation section in this Form 10-K, for a discussion of the regulatory environment in which RJ Bank operates. Under the regulatory framework for prompt corrective action, RJ Bank met the requirements to be categorized as “well capitalized” as of September 30, 2012. One of RJ Bank's U.S. subsidiaries is an agreement corporation and is subject to regulation by the Fed. As of September 30, 2012, this RJ Bank subsidiary met the capital adequacy guideline requirements.

The Dodd-Frank Act has the potential to impact certain of our current business operations, including, but not limited to, its impact on RJ Bank which is discussed in the Item 1 Business, Regulation section in this Form 10-K.  Because of the nature of our business and our business practices, we do not expect the Dodd-Frank Act to have a significant impact on our operations as a whole. However, because many of the implementing regulations will result from further studies by various regulatory agencies, the specific impact on each of our businesses is uncertain.

See Note 25 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on regulatory and capital requirements.

Critical accounting estimates

The consolidated financial statements are prepared in accordance with GAAP. For a description of our accounting policies, see Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-K. We believe that of our significant accounting estimates, those described below involve a high degree of judgment and complexity. These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. Therefore, understanding these critical accounting estimates is important in understanding the reported results of our operations and our financial position.

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

We measure the fair value of our financial instruments in accordance with GAAP, which defines fair value, establishes a framework that we use to measure fair value and provides for certain disclosures we provide about our fair value measurements included in our financial statements. Refer to Notes 5 and 6 in our Notes to Consolidated Financial Statements in this Form 10-K for these disclosures.

Fair value is defined by GAAP as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants on the measurement date. We determine the fair values of our financial instruments and any other assets and liabilities required by GAAP to be recognized at fair value in the financial statements as of the close of business of each financial statement reporting period. These fair value determination processes also apply to any of our impairment tests or assessments performed for nonfinancial instruments such as goodwill, identifiable intangible assets, certain real estate owned and other long-lived assets.

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

Level 1-Financial instruments included in Level 1 are highly liquid instruments with quoted prices in active markets for identical assets or liabilities. These include equity securities traded in active markets and certain U. S. Treasury securities, other governmental obligations, or publicly traded corporate debt securities.

Index

Level 2-Financial instruments reported in Level 2 include those that have pricing inputs that are other than quoted prices in active markets, but which are either directly or indirectly observable as of the reporting date (i.e., prices for similar instruments). Instruments that are generally included in this category are equity securities that are not actively traded, corporate obligations infrequently traded, certain government and municipal obligations, interest rate swaps, certain asset-backed securities (“ABS”), certain CMO's, certain MBS, and our derivative instruments.

Level 3-Financial instruments reported in Level 3 have little, if any, market activity and are measured using our best estimate of fair value, where the inputs into the determination of fair value are both significant to the fair value measurement and unobservable. These valuations require significant judgment or estimation. Instruments in this category generally include: equity securities with unobservable inputs such as those investments made in our proprietary capital segment, certain non-agency CMOs, certain non-agency ABS, pools of interest-only SBA loan strips (“I/O Strips”) and certain municipal and corporate obligations which include ARS.

GAAP requires that we maximize the use of observable inputs and minimize the use of unobservable inputs when performing our fair value measurements. The availability of observable inputs can vary from instrument to instrument and in certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement of an instrument requires judgment and consideration of factors specific to the instrument.

Valuation techniques

The fair value for certain of our financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with GAAP, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, our definition of actively traded is based on average daily volume and other market trading statistics. We have determined the market for certain other types of financial instruments, including certain CMOs, ABS, certain collateralized debt obligations and ARS, to be volatile, uncertain or inactive as of both September 30, 2012 and 2011. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. We considered the inactivity of the market to be evidenced by several factors, including a continued decreased price transparency caused by decreased volume of trades relative to historical levels, stale transaction prices and transaction prices that varied significantly either over time or among market makers.

The specific valuation techniques utilized for the categorization of financial instruments presented in our Consolidated Statements of Financial Condition are described below.

Trading instruments and trading instruments sold but not yet purchased

Trading securities

Trading securities are comprised primarily of the financial instruments held by our broker-dealer subsidiaries (see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-K for more information). When available, we use quoted prices in active markets to determine the fair value of these securities. Such instruments are classified within Level 1 of the fair value hierarchy. Examples include exchange traded equity securities and liquid government debt securities.

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

Index

Positions in illiquid securities that do not have readily determinable fair values require significant judgment or estimation. For these securities, which include ARS, we use pricing models, discounted cash flow methodologies, or similar techniques. Assumptions utilized by these techniques include estimates of future delinquencies, loss severities, defaults and prepayments. Securities valued using these techniques are classified within Level 3 of the fair value hierarchy. For certain CMOs, where there has been limited activity or less transparency around significant inputs to the valuation, such as assumptions regarding performance of the underlying mortgages, these securities are currently classified as Level 3 of the fair value hierarchy.

I/O Strip securities do not trade in an active market with readily observable prices.  Accordingly, we use valuation techniques that consider a number of factors including:  (a) the original cost of the pooled underlying SBA loans from which the I/O Strip securities were created, and any changes from the original to the hypothetical cost of buying similar loans under current market conditions; (b) seasoning of the underlying SBA loans in the pool that back the I/O strip securities; (c)  the type and nature of the pooled SBA loans backing the I/O Strip securities; (d) actual and assumed prepayment rates on the underlying pools of SBA loans; and (e) market data for past trades in comparable I/O Strip securities.  Prices from independent sources are used to corroborate our estimates of fair value.  Our I/O Strip securities are recorded in “other securities” within our trading instruments on our Consolidated Statements of Financial Condition.  These fair value measurements use significant unobservable inputs and accordingly, we classify them as Level 3 of the fair value hierarchy.

Derivatives

In our pre-Morgan Keegan acquisition fixed income business, we entered into interest rate swaps and futures contracts either as part of our fixed income business to facilitate customer transactions, to hedge a portion of our trading inventory, or to a limited extent, for our own account. We have continued to conduct this business in a substantially similar fashion subsequent to the Closing Date of the Morgan Keegan acquisition. See Note 18 of the Notes to Consolidated Financial Statements in this Form 10-K for more information.

Fair values for the interest rate derivative contracts arising from our legacy operations are obtained from internal pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value, yield curve and other volatility factors underlying the positions. Since our model inputs can be observed in a liquid market and the models do not require significant judgment, such derivative contracts are classified within Level 2 of the fair value hierarchy. We utilize values obtained from third party counterparty derivatives dealers to corroborate the output of our internal pricing models. The fair value of any cash collateral exchanged as part of the interest rate swap contract is netted, by counterparty, against the fair value of the derivative instrument.

Morgan Keegan facilitates derivative transactions through non-broker-dealer subsidiaries, either Morgan Keegan Financial Products, LLC or Morgan Keegan Capital Services, LLC (collectively referred to as the Morgan Keegan swaps subsidiaries or “MKSS”). The only difference between the MKSS entities is that they utilize different third party financial institutions to facilitate the offsetting transaction. MKSS enters into derivative transactions (primarily interest rate swaps) with customers of MK & Co. For every derivative transaction MKSS enters into with a customer, it enters into an offsetting transaction with terms that mirror the customer transaction, with a credit support provider who is a third party financial institution. We record the value of each derivative position held at fair value, as either an asset or an offsetting liability, presented as “derivative instruments associated with offsetting matched book positions”, as applicable, on our Consolidated Statements of Financial Condition. Fair value is determined using an internal model which includes inputs from independent pricing sources to project future cash flows under each underlying derivative contract. The cash flows are discounted to determine the present value. Since any changes in fair value are completely offset by an opposite change in the offsetting transaction position, there is no net impact on our Consolidated Statements of Income and Comprehensive Income from changes in the fair value of these derivative instruments.

A Canadian subsidiary of RJ Bank commenced operations during the year ended September 30, 2012 as a result of a purchase of substantially all of a foreign bank’s Canadian corporate loan portfolio. RJ Bank enters into three month forward foreign exchange contracts to hedge the risk related to their investment in this Canadian subsidiary. These derivatives are recorded at fair value on the Consolidated Statements of Financial Condition, the majority of which are designated as net investment hedges.

Index

Available for sale securities

Available for sale securities are comprised primarily of MBS, CMOs or other mortgage-related debt securities held predominately by RJ Bank (the “RJ Bank AFS Securities”) and ARS held by a non-broker-dealer subsidiary of RJF (collectively referred to as the “RJF AFS Securities”). Debt and equity securities classified as available for sale are reported at fair value with unrealized gains and losses, net of deferred taxes, recorded through other comprehensive income and thereafter presented in shareholders' equity as a component of accumulated other comprehensive income (“AOCI”) unless the loss is considered to be other-than-temporary, in which case the related credit loss portion is recognized as a loss in other revenue. Realized gains and losses on sales of such securities are recognized using the specific identification method and reflected in other revenue in the period they are sold.

The fair value of agency and senior non-agency securities included within the RJ Bank AFS Securities is determined by obtaining third party pricing service bid quotations from two independent pricing services. Third party pricing service bid quotations are based on either current market data, or for any securities traded in markets where the trading activity has slowed significantly such as the CMO market, the most recently available market data. The third party pricing services provide comparable price evaluations utilizing available market data for similar securities. The market data the third party pricing services utilize for these price evaluations includes observable data comprised of benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data including market research publications, and loan performance experience. In order to validate that the pricing information used by the primary third party pricing service is observable, we request, on a quarterly basis, some of the key market data available for a sample of senior securities and compare this data to that which we observed in our independent accumulation of market information. Securities valued using these valuation techniques are classified within Level 2 of the fair value hierarchy.

For senior non-agency securities within the RJ Bank AFS Securities where a significant difference exists between the primary third party pricing service bid quotation and the secondary third party pricing service, we utilize a discounted cash flow analysis to determine which third party price quote is most representative of fair value under the current market conditions. The fair values for all senior non-agency securities at September 30, 2012 were based on the respective primary third party pricing service bid quotation. Securities measured using these valuation techniques are generally classified within Level 2 of the fair value hierarchy.

ARS are long-term variable rate securities tied to short-term interest rates that were intended to be reset through a “Dutch auction” process, which generally occurs every seven to 35 days. Holders of ARS were previously able to liquidate their holdings to prospective buyers by participating in the auctions. During 2008, the Dutch auction process failed and holders were no longer able to liquidate their holdings through the auction process. The fair value of the ARS holdings is estimated based on internal pricing models. The pricing model takes into consideration the characteristics of the underlying securities, as well as multiple inputs including the issuer and its credit quality, data from any recent trades, the expected timing of redemptions and an estimated yield premium that a market participant would require over otherwise comparable securities to compensate for the illiquidity of the ARS. These inputs require significant management judgment and, accordingly, these securities are classified within Level 3 of the fair value hierarchy.

For any RJF ARS Securities in an unrealized loss position at the reporting period end, we make an assessment whether these securities are impaired on an other-than-temporary basis. In order to evaluate our risk exposure and any potential impairment of these securities, on at least a quarterly basis, we review the characteristics of each security owned such as collateral type, delinquency and foreclosure levels, credit enhancement, projected loan losses, collateral coverage and presence of U.S. government or government agency guarantees. The following factors are considered to determine whether an impairment is other-than-temporary: our intention to sell the security, our assessment of whether it is more likely than not that we will be required to sell the security before the recovery of its amortized cost basis, and whether the evidence indicating that we will recover the amortized cost basis of a security in full outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end, recent events specific to the issuer or industry, forecasted performance of the security, and any changes to the rating of the security by a rating agency. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written-down to fair value with the credit loss portion of the write-down recorded as a realized loss in other revenue and the non-credit portion of the write-down recorded net of deferred taxes in other comprehensive income and are thereafter presented in equity as a component of AOCI. The credit loss portion of the write-down is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security. The previous amortized cost basis of the security less the other-than-temporary impairment recognized in earnings establishes the new cost basis for the security.

Index

We estimate the portion of loss attributable to credit using a discounted cash flow model. For RJ Bank AFS Securities, our discounted cash flow model utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. These assumptions are subject to change depending on a number of factors such as economic conditions, changes in home prices, and delinquency and foreclosure statistics, among others. Events that may trigger material declines in fair values or additional credit losses for these securities in the future would include, but are not limited to, deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.

Private equity investments

Private equity investments, held primarily by our Proprietary Capital segment, consist of various direct and third party private equity and merchant banking investments. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets. As a result, these values cannot be determined with precision and the calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument.

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

Other investments

Other investments consist primarily of marketable securities we hold that are associated with an MK & Co. deferred compensation program, Canadian government bonds, term deposits with Canadian financial institutions, or investments in other securities arising from the operations of RJ Ltd, and certain investments in limited partnerships (or funds) for which in a number of instances, one of our affiliates serves as the managing member or general partner (see Note 11 of our Notes to Consolidated Financial Statements in this Form 10-K for information regarding such funds).

Certain MK & Co. employees participate in deferred compensation plans. The balances are invested in certain marketable securities that are held by MK & Co. until the vesting date, typically five years from the date of the deferral. We use quoted prices in active markets to determine the fair value of these investments. Such instruments are classified within Level 1 of the fair value hierarchy.

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

Level 3 assets and liabilities

As of September 30, 2012, 13% of our total assets and 4% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $581 million as of September 30, 2012 and represent 22% of our assets measured at fair value. Our private equity investments comprise $337 million, or 58%, and our ARS positions comprise $234 million, or 40%, of the Level 3 assets as of September 30, 2012.  Level 3 assets represent 15.8% of total equity as of September 30, 2012.

Financial instruments which are liabilities categorized as Level 3 amount to $98 thousand as of September 30, 2012 and represent less than 1% of liabilities measured at fair value.

See Notes 5, 6 and 7 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information on our financial instruments.

Index

Goodwill

Goodwill involves the application of significant management judgment. Of our total goodwill of $300 million, $228 million arose from our current year acquisition of Morgan Keegan (see Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K for further information regarding the Morgan Keegan acquisition), $33 million arose from our acquisition of Goepel McDermid, Inc. (now RJ Ltd.) which occurred during fiscal year 2001, $30 million arose from our acquisition of Roney & Co. (now part of RJ&A) which occurred during fiscal year 1999, $7 million arose from our increased share of ownership in RJES which occurred in April 2011, and $2 million arose from our acquisition of Howe Barnes which also occurred in April 2011. This goodwill was allocated to reporting units; $173 million is included in the PCG segment and $127 million is included in the Capital Markets segment.

We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  We performed our annual goodwill impairment testing as of December 31, 2011. We elected to perform a qualitative assessment for each reporting unit that includes an allocation of goodwill to determine whether it is more likely than not that the carrying value of such reporting unit including the recorded goodwill is in excess of the fair value of the reporting unit.  In any instance in which we were unable to qualitatively conclude that it is more likely than not that the fair value of the reporting unit exceeds the reporting unit's carrying value including goodwill, a quantitative analysis of the fair value of the reporting unit was performed.  Based upon the outcome of our qualitative assessment, we determined that no quantitative analysis of the fair value of any reporting unit as of December 31, 2011 was required, with the exception of our RJES reporting unit.  For the RJES reporting unit, an income approach valuation model was updated as of December 31, 2011 to assess the fair value of the reporting unit to compare to the carrying value of the reporting unit including the recorded goodwill.  Based upon the outcome of all the qualitative assessments and quantitative analyses performed, we concluded that none of the goodwill allocated to any of our reporting units was impaired as of December 31, 2011.  No events have occurred since December 31, 2011 that would cause us to update the annual impairment testing we performed as of that date.

Loss provisions

Loss provisions arising from legal proceedings

We recognize liabilities for contingencies when there is an exposure that, when fully analyzed, indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and uncertainties. When a range of possible loss can be estimated, we accrue the most likely amount of possible loss within that range; if the most likely amount within that range is not determinable, we accrue a minimum based on the range of possible loss. No liability is recognized for those matters which, in management's judgment, the determination of a reasonable estimate of loss is not possible.

We record liabilities related to legal proceedings in trade and other payables within our Consolidated Statements of Financial Condition. The determination of whether a loss is probable, and if so the possible loss amount, requires significant judgment. We consider many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of one of our employees; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the liability is adjusted as we consider appropriate. Any change in the liability amount is recorded in the consolidated financial statements and is recognized as either a charge or a credit to net income in that period. The actual costs of resolving legal proceedings may be substantially higher or lower than the recorded liability amounts for those matters. We expense our cost of defense related to such matters in the period they are incurred.

Loss provisions arising from operations of our Broker-Dealers

We offer loans to financial advisors and certain key revenue producers, primarily for recruiting and retention purposes. These loans are generally repaid over a five to eight year period with interest recognized as earned. There is no fee income associated with these loans. We assess future recoverability of these loans through analysis of individual financial advisor production or other performance standards. In the event that the financial advisor is no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us. In determining the allowance for doubtful accounts from former employees or independent contractors, management considers a number of factors including; any amounts due at termination, the reasons for the terminated relationship, the former financial advisor's overall financial position, and our historical collection experience. When the review of these factors indicates that further collection activity is highly unlikely, the outstanding balances of such loans are written off and the corresponding allowance is reduced.

Index

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

Loan loss provisions arising from operations of RJ Bank

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio. Refer to Note 2 of the Notes to the Consolidated Financial Statements in this form 10-K for discussion of RJ Bank's policies regarding the allowance for loan losses, and refer to Note 9 of the Notes to the Consolidated Financial Statements in this Form 10-K for quantitative information regarding the allowance balances as of September 30, 2012.

The current year's provision for loan losses includes $4 million resulting from the impact of our internal corporate loan classification changes as a result of the banking regulators' annual Shared National Credit (“SNC”) examination. The impact of the SNC exam results from differences in judgment applicable to a limited number of the credits reviewed in the annual exam. We incorporate all regulatory trends observed during each annual SNC exam into our internal ratings methodology. The limited number of loans with ratings differences, the lengthy period between SNC exams, and the lack of a consistent pattern of credit characteristics leading to the loan ratings differences from year to year will cause the results of any year's exam to be unpredictable and result in some changes from our internal ratings. Based on these factors, however, we do not believe the SNC exam results to be indicative of current policies resulting in inaccurate loan classifications that need to be changed, rather, are differences in judgment and are not indicative of future trends in the subsequent year. We do not always incorporate loan classification upgrades that result from the SNC exam. Thus, based on this policy, the results of the annual SNC exam on our portfolio may result in an increase to our provision for loan losses for the respective period these results become known. Given the relatively high percentage of SNC loans in our total corporate loan portfolio and the probability that regulators are likely to have a different view on some loans in our portfolio, the impact from each annual SNC exam may be material to any fiscal year's provision for loan losses should the credit ratings changes resulting from such exam be numerous, significant (meaning more than a one notch classification change), or associated with considerably large loans in our portfolio.
The 2012 SNC exam included a review of 279 corporate loans in our portfolio, which had an outstanding portfolio balance of approximately $5 billion at the time of the review, representing approximately 84% of the total held for investment corporate portfolio at such time. The 2012 exam resulted in loan classification downgrades for seven loans in our portfolio. The outstanding balances associated with these loans approximated $123 million. Each of these loans were performing and the results indicated a one notch lower loan classification was required than that reflected in our own internal classifications. The exam results also included one loan classification upgrade from our internal ratings, which had an outstanding balance totaling approximately $700 thousand. The SNC exam results reflected downgrades representing less than 3% of our total corporate loans covered by the review.
The prior year's provision for loan losses included $2 million resulting from the impact of the respective period's annual SNC exam. This prior year exam included a review of 244 corporate loans having an outstanding balance of approximately $4 billion at the time of the review, which was approximately 86% of the held for investment corporate loan portfolio. There were five loan classification downgrades totaling $73 million, all of which were performing loans, and two upgrades totaling $4 million. These downgrades represented less than 2% of the total corporate loans reviewed by the bank regulators, all of which were a one notch change to our internal loan classifications.
At September 30, 2012, the amortized cost of all RJ Bank loans was $8 billion and an allowance for loan losses of $148 million was recorded against that balance. The total allowance for loan losses is equal to 1.81% of the amortized cost of the loan portfolio.

The condition of the real estate and credit markets continues to influence the complexity and uncertainty involved in estimating the losses inherent in RJ Bank’s loan portfolio. If our underlying assumptions and judgments prove to be inaccurate, the allowance for loan losses could be insufficient to cover actual losses. In such an event, any losses would result in a decrease in our net income as well as a decrease in the level of regulatory capital at RJ Bank.

Index

Income taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year. We utilize the asset and liability method to provide income taxes on all transactions recorded in the consolidated financial statements. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on the tax rates that we expect to be in effect when the underlying items of income and expense are realized. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or liquidity. See Note 19 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on our uncertain tax positions.

Effects of recently issued accounting standards, and accounting standards not yet adopted

In April 2011, FASB issued new guidance regarding the evaluation of certain terms in repurchase agreements which impact the determination of whether a repurchase arrangement should be accounted for as a secured borrowing or a sale.  The new guidance removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially agreed terms, even in the event of default by the transferee.  We adopted this guidance as of January 2, 2012.  There was no significant impact on our consolidated financial statements.

In May 2011, the FASB issued new guidance amending the existing pronouncement related to fair value measurement.  This new guidance primarily expands the existing disclosure requirements for fair value.  Specifically, the new guidance mandates the following additional disclosures:  1) the amount of any transfers between Level 1 and Level 2 of the fair value hierarchy,  2) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement of Level 3 instruments,  3) a qualitative discussion of the sensitivity of the fair value to changes in unobservable inputs and any inter-relationships between those inputs that magnify or mitigate the effect on the measurement of Level 3 instruments and 4) the level within the fair value hierarchy of items that are not measured at fair value in the statement of financial condition but whose fair value must be disclosed.  This new guidance was effective for us in our period ending March 31, 2012.  Our adoption of this guidance resulted in additional disclosure but did not have a significant impact on our consolidated financial position or results of operations.  See these disclosures included in Note 5 of the Notes to Consolidated Financial Statements in this Form 10-K.

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

In September 2011, the FASB issued new guidance amending the existing pronouncement regarding the annual evaluation of goodwill for potential impairment.  This new guidance adds a new optional step to the prior guidance.  This new step is an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment test.  If one concludes, based on qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required.  We adopted this new guidance for our goodwill testing as of December 31, 2011. See the discussion within Note 13 of our Notes to Consolidated Financial Statements within this Form 10-K for the outcome of our application of this new guidance in fiscal year 2012.

Index

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

Off-Balance Sheet arrangements

Information concerning our off-balance sheet arrangements is included in Note 26 of the Notes to Consolidated Financial Statements in this Form 10-K. Such information is hereby incorporated by reference.

Effects of inflation

Our assets are primarily liquid in nature and are not significantly affected by inflation. However, the rate of inflation affects our expenses, including employee compensation, communications and occupancy, which may not be readily recoverable through charges for services we provide to our clients.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

Risks are an inherent part of our business and activities. Management of these risks is critical to our fiscal soundness and profitability. Our risk management processes are multi-faceted and require communication, judgment and knowledge of financial products and markets. We have a formal Enterprise Risk Management (“ERM”) program to assess and review aggregate risks across the firm. Our management takes an active role in the ERM process which requires specific administrative and business functions to participate in the identification, assessment, monitoring and control of various risks. The results of this process are extensively documented and reported to executive management and the RJF Audit Committee of the Board of Directors.

The principal risks involved in our business activities are market, credit, liquidity, operational, and regulatory and legal.

Market risk

Market risk is our risk of loss resulting from changes in interest rates and security prices. We have exposure to market risk primarily through our broker-dealer and banking operations. Our broker-dealer subsidiaries, primarily RJ&A, trade tax-exempt and taxable debt obligations and act as an active market maker in nearly 1,000 listed and over-the-counter equity securities. In connection with these activities, we maintain inventories in order to ensure availability of securities and to facilitate client transactions. RJ Bank holds investments in MBS and CMOs within its available for sale securities portfolio as well as SBA loan securitizations not yet transferred. We hold certain ARS in a non-broker-dealer subsidiary of RJF. Additionally, primarily within our Canadian broker-dealer subsidiary, we invest in securities for our own proprietary equity investment account.

See Notes 5 and 6 of the Notes to the Consolidated Financial Statements in this Form 10-K for information regarding the fair value of trading inventories associated with our broker-dealer client facilitation, market-making and proprietary trading activities in addition to RJ Bank's securitizations. See Note 7 of the Notes to the Consolidated Financial Statements in this Form 10-K for information regarding the fair value of available for sale securities.

Index

Changes in value of our trading inventory may result from fluctuations in interest rates, issuers' perceived or actual ability to meet their repayment obligations, equity prices, conditions impacting the economy as a whole, and the correlation among these factors. We manage our trading inventory by product type and have established trading divisions that have responsibility for each product type. Our primary method of controlling risk in our trading inventory is through the establishment and monitoring of limits on the dollar amount of securities positions that can be entered into and other risk-based limits. Limits are established both for categories of securities (e.g., OTC equities, corporate bonds, municipal bonds) and for individual traders. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management also monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For derivatives, primarily interest rate swaps, we monitor the exposure in our derivatives subsidiary daily based on established limits with respect to a number of factors, including interest rate, spread, ratio, basis, and volatility risk. These exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

In the normal course of business, we enter into underwriting commitments. RJ&A, MK & Co. and RJ Ltd., as a lead, co-lead or syndicate member in the underwriting deal, may be subject to market risk on any unsold shares issued in the offering to which we are committed. Risk exposure is controlled by limiting participation, the deal size or through the syndication process.

Interest rate risk

Trading activities

We actively manage our interest rate risk arising from our fixed income trading securities through the use of hedging techniques that involve swaps, futures and U.S. Treasury obligations. We monitor, on a daily basis, the Value-at-Risk (“VaR”) in our institutional fixed income trading portfolios (cash instruments and interest rate derivatives). VaR is an appropriate statistical technique for estimating the potential loss in trading portfolios due to typical adverse market movements over a specified time horizon with a suitable confidence level.

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

We have chosen the historical period of twelve months to be representative of the current interest rate markets.  We utilize stress testing to complement our VaR analysis so as to measure risk under historical and hypothetical adverse scenarios.  VaR results are indicative of relatively recent changes in general interest rate markets and are not designed to capture historical stress periods beyond the twelve month historical period. Back testing procedures performed include comparing projected VaR results to our daily trading losses in our institutional trading portfolios.  We then verify that the number of times that daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level.

During the year ended September 30, 2012, the reported daily loss in the institutional fixed income trading portfolio did not exceed the predicted VaR on any trading day.

Should the market suddenly become more volatile, actual trading losses may exceed the VaR results presented on a single day and might accumulate over a longer time horizon, such as a number of consecutive trading days. Accordingly, management employs additional interest rate risk controls including position limits, a daily review of trading results, review of the status of aged inventory, independent controls on pricing, monitoring of concentration risk, and review of issuer ratings, as well as stress testing. During volatile markets we may choose to pare our trading inventories to reduce risk.

Index

The following table sets forth the high, low, and daily average VaR for our overall institutional fixed income portfolio with the corresponding dollar value of our portfolio as of the period and dates indicated:

	Year ended September 30, 2012			VaR at September 30,
	High	Low	Daily Average	2012	2011
	($ in thousands)
Daily VaR	$1,497	$218	$804	$1,007	$441
Related portfolio value (net) (1)	578,629	225,005	389,170	486,467	220,436
VaR as a percent of portfolio value	0.26%	0.10%	0.22%	0.22%	0.20%

(1)       Portfolio value achieved on the day of the VaR calculation.

Effective with our acquisition of Morgan Keegan and subsequent to our conversion to a bank holding company and a financial holding company, we adopted the Fed's Market Risk Rule (“MRR”) for the purpose of calculating our capital ratios. The MRR requires us to extend the calculation of VaR for all of our trading portfolios, including equity and derivative instruments.

The following table sets forth the high, low, and daily average VaR for all of our total trading portfolio, including equity and derivative instruments, as of the period and dates indicated:

	Six months ended September 30, 2012			VaR at September 30,
	High	Low	Daily Average	2012
	($ in thousands)
Daily VaR	$1,968	$888	$1,318	$1,164

During the six month period ended September 30, 2012 that we computed VAR in accordance with the MRR, the reported daily loss in our total trading portfolio did not exceed the predicted VaR on any trading day.

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

In addition, see Note 18 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding our derivative financial instruments.

Banking operations

RJ Bank maintains an earning asset portfolio that is comprised of C&I, commercial and residential real estate, and consumer loans, as well as MBS, CMOs, SBA loan securitizations, deposits at other banks and other investments.  Those earning assets are funded by RJ Bank’s obligations to customers (i.e. customer deposits).  Based on its current earning asset portfolio, RJ Bank is subject to interest rate risk.  The current economic environment has led to an extended period of low market interest rates.  As a result, the majority of RJ Bank’s adjustable rate assets and liabilities have experienced a reduction in interest rate yields and costs that reflect these very low market interest rates.  During the year, RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

Index

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. This committee uses several measures to monitor and limit RJ Bank's interest rate risk including scenario analysis, repricing gap analysis and limits, and net portfolio value and limits. Simulation models and estimation techniques are used to assess the sensitivity of the net interest income stream to movements in interest rates. Assumptions about consumer behavior play an important role in these calculations; this is particularly relevant for loans such as mortgages where the client has the right, but not the obligation, to repay before the scheduled maturity. To ensure that RJ Bank is within its limits established for net interest income, a sensitivity analysis of net interest income to interest rate conditions is estimated for a variety of scenarios. RJ Bank utilizes an internally developed asset/liability model using standard industry software to analyze the available data. The model calculates changes in net interest income by calculating interest income and interest expense from existing assets and liabilities using current repricing, prepayment, and volume assumptions. Various interest rate scenarios are modeled in order to determine the effect those scenarios would have on net interest income.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own internal asset/liability model:

Instantaneous changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)
+300	$359,150	3.77%
+200	$365,585	5.63%
+100	$367,813	6.27%
0	$346,109	—
-100	$331,083	(4.34)%

The following table presents the amount of RJ Bank’s interest-earning assets and interest-bearing liabilities expected to reprice, prepay or mature in each of the indicated periods at September 30, 2012:

	Repricing opportunities
	0 - 6 months	7 - 12 months	1 - 5 years	5 or more years
	(in thousands)
Interest-earning assets:
Loans	$7,134,495	$594,680	$310,959	$169,617
Available for sale securities	241,827	27,260	157,145	90,675
Other investments	1,013,928	—	—	—
Total interest-earning assets	8,390,250	621,940	468,104	260,292
Interest-bearing liabilities:
Transaction and savings accounts	8,236,811	—	—	—
Certificates of deposit	27,629	28,753	262,497	—
Total interest-bearing liabilities	8,264,440	28,753	262,497	—
Gap	125,810	593,187	205,607	260,292
Cumulative gap	$125,810	$718,997	$924,604	$1,184,896

Index

The following table shows the contractual maturities of RJ Bank’s loan portfolio at September 30, 2012, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One year or less	>One year – five years	> 5 years	Total
	(in thousands)
Loans held for sale	$—	$—	$147,032	$147,032
Loans held for investment:
C&I loans	82,389	3,598,941	1,337,501	5,018,831
CRE construction loans	—	26,360	23,114	49,474
CRE loans	248,198	603,593	84,659	936,450
Residential mortgage loans	1,018	13,215	1,677,753	1,691,986
Consumer loans	338,930	13,507	58	352,495
Total loans held for investment	670,535	4,255,616	3,123,085	8,049,236
Total loans	$670,535	$4,255,616	$3,270,117	$8,196,268

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at September 30, 2012:

	Interest rate type
	Fixed	Adjustable		Total(1)
	(in thousands)
Loans held for sale	$13,474	$133,558		$147,032
Loans held for investment:
C&I loans	3,305	4,933,137		4,936,442
CRE construction loans	—	49,474		49,474
CRE loans	32,296	655,956		688,252
Residential mortgage loans	198,193	1,492,775	(2)	1,690,968
Consumer loans	58	13,507		13,565
Total loans held for investment	233,852	7,144,849		7,378,701
Total loans	$247,326	$7,278,407		$7,525,733

(1)	Excludes any net unearned income and deferred expenses.

(2)	See the “Credit risk” discussion within Item 7A of this Form 10-K for additional information regarding RJ Bank’s interest-only loan portfolio and related repricing schedule.

Equity price risk

We are exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A and RJ Ltd. RJ&A's broker-dealer activities are primarily client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory.  RJ Ltd. has a proprietary trading business; the average aggregate inventory held for proprietary trading by RJ Ltd. during the year ended September 30, 2012 was CDN $12 million.  We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.

Foreign exchange risk

We are subject to foreign exchange risk due to: financial instruments denominated in U.S. dollars predominantly held by RJ Ltd., whose functional currency is the Canadian dollar, which may be impacted by fluctuation in foreign exchange rates; certain loans held by RJ Bank denominated in Canadian currency; and our investments in foreign subsidiaries.

Index

In order to mitigate its portion of this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of September 30, 2012, RJ Ltd. held forward contracts to buy and sell U.S. dollars totaling CDN $1 million and CDN $4 million, respectively.  In addition, RJ Bank’s U.S. subsidiaries hedge the foreign exchange risk related to their net investment in a Canadian subsidiary utilizing short-term, forward foreign exchange contracts.  These derivative agreements are accounted for as net investment hedges in the Consolidated Financial Statements.  See Note 18 of the Consolidated Financial Statements in this Form 10-K for further information regarding these derivative contracts.

Credit risk

Credit risk is the risk of loss due to adverse changes in a borrower's, issuer's or counterparty's ability to meet its financial obligations under contractual or agreed upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction, and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities.

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

The valuation of the MBS and non-agency CMOs held as available for sale securities by RJ Bank is impacted by the credit risk associated with the underlying residential loans. Underlying loan characteristics associated with this risk are considered in valuing these securities. ARS held by a non-broker-dealer subsidiary of RJF is impacted by the credit worthiness of the ARS issuer. See Note 7 of the Notes to the Consolidated Financial Statements in this Form 10-K for more information.

RJ Bank has substantial corporate and residential mortgage loan portfolios.  A significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector or sectors where RJ Bank has a concentration could result in large provisions for loan losses and/or charge-offs.

Index

RJ Bank's strategy for credit risk management includes well-defined credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all corporate, residential and consumer credit exposures. The strategy also includes diversification on a geographic, industry and customer level, regular credit examinations and management reviews of all corporate loans and individual delinquent residential and consumer loans. The credit risk management process also includes an annual independent review of the credit risk monitoring process that performs assessments of compliance with corporate, residential mortgage and consumer credit policies, risk ratings, and other critical credit information. RJ Bank seeks to identify potential problem loans early, record any necessary risk rating changes and charge-offs promptly and maintain appropriate reserve levels for probable incurred loan losses. RJ Bank's corporate loan portfolio is comprised of approximately 350 borrowers, the majority of which are underwritten, managed and reviewed at RJ Bank's corporate headquarters location, which facilitates close monitoring of the portfolio by credit risk personnel, relationship officers and senior RJ Bank executives. RJ Bank utilizes a comprehensive credit risk rating system to measure the credit quality of individual corporate loans and related unfunded lending commitments, including the probability of default and/or loss given default of each corporate loan and commitment outstanding.

RJ Bank's allowance for loan losses methodology are described in the Critical Accounting Estimates section of this Item 7 and Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-K. As RJ Bank's loan portfolio is segregated into five portfolio segments, likewise, the allowance for loan losses is segregated by these same segments.  The risk characteristics relevant to each portfolio segment are as follows:

C&I:  Loans in this segment are made to businesses and are generally secured by all assets of the business.  Repayment is expected from the cash flows of the respective business.  Unfavorable economic and political conditions, including the resultant decrease in consumer or business spending, may have an adverse effect on the credit quality of loans in this segment.

CRE:  Loans in this segment are primarily secured by income-producing properties.  For owner-occupied properties, the cash flows are derived from the operations of the business, and the underlying cash flows may be adversely affected by the deterioration in the financial condition of the operating business.  The underlying cash flows generated by non-owner-occupied properties may be adversely affected by increased vacancy and rental rates, which are monitored on a quarterly basis.  Adverse developments in either of these areas may have a negative effect on the credit quality of loans in this segment.

CRE construction: Loans in this segment have similar risk characteristics of loans in the CRE segment as described above. In addition, project budget overruns and performance variables related to the contractor and subcontractors may affect the credit quality of loans in this segment. With respect to commercial construction of residential developments, there is also the risk that the builder has a geographical concentration of developments.  Adverse developments in all of these areas may significantly affect the credit quality of the loans in this segment.

Residential mortgage (includes home equity loans/lines):  All of RJ Bank's residential mortgage loans adhere to stringent underwriting parameters pertaining to credit score and credit history, debt-to-income ratio of borrower, loan-to-value (“LTV”), and combined LTV (including second mortgage/home equity loans).  RJ Bank does not originate or purchase option adjustable rate mortgage (“ARM”) loans with negative amortization, reverse mortgages, or other types of non-traditional loan products.  Loans with deeply discounted teaser rates are not originated or purchased.  All loans in this segment are collateralized by residential real estate and repayment is primarily dependent on the credit quality of the individual borrower.  The decline in the strength of the economy, particularly unemployment rates and housing prices, could have a significant effect on the credit quality of loans in this segment.
Consumer:  Loans in this segment are primarily secured by marketable securities at advance rates consistent with industry standards. These loans are monitored daily for adherence to LTV guidelines and when a loan exceeds the required LTV, a collateral call is issued. Past due loans are minimal as any past due amounts result in a notice to the client and the potential sale of securities to bring the loan within the prescribed LTV guidelines.

In evaluating credit risk, RJ Bank considers trends in loan performance, the level of allowance coverage relative to similar banking institutions, industry or customer concentrations, the loan portfolio composition and macroeconomic factors. During fiscal year 2012 corporate profit levels have improved but have remained weak as compared to historic levels. Unemployment rates have remained high. Retail sales have been sluggish and credit quality trends, while improved in some sectors, remain somewhat tenuous. All of these factors have a potentially negative impact on loan performance. However, during fiscal year 2012, corporate borrowers have continued to access the markets for new equity and debt. The volatility in residential home values in certain geographies has continued to have an impact on residential mortgage loan performance. These factors all have the capacity to negatively impact our provision for loan losses and net charge-offs.

Index

Several factors were taken into consideration in evaluating the allowance for loan losses at September 30, 2012, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. RJ Bank further stratified the performing residential loan portfolio based upon updated LTV estimates with higher reserve percentages allocated to the higher LTV loans. Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate.

Changes in the allowance for loan losses of RJ Bank are as follows:

	Twelve months ended September 30,
	2012	2011	2010	2009	2008
	($ in thousands)
Allowance for loan losses, beginning of year	$145,744	$147,084	$150,272	$88,155	$47,022
Provision for loan losses	25,894	33,655	80,413	169,341	54,749
Charge-offs:
C&I loans	(10,486)	(458)	—	—	—
CRE construction loans	—	—	—	(3,222)	—
CRE loans	(2,000)	(15,204)	(56,402)	(77,317)	(10,169)
Residential mortgage loans	(15,270)	(22,501)	(30,837)	(27,314)	(3,745)
Consumer	(96)	(255)	—	—	—
Total charge-offs	(27,852)	(38,418)	(87,239)	(107,853)	(13,914)
Recoveries:
CRE loans	1,074	1,670	2,349	1	—
Residential mortgage loans	2,543	1,744	1,289	628	298
Consumer	21	9	—	—	—
Total recoveries	3,638	3,423	3,638	629	298
Net charge-offs	(24,214)	(34,995)	(83,601)	(107,224)	(13,616)
Foreign exchange translation adjustment	117	—	—	—	—
Allowance for loan losses, end of year	$147,541	$145,744	$147,084	$150,272	$88,155

Allowance for loan losses to total bank loans outstanding	1.81%	2.18%	2.36%	2.23%	1.23%

The primary factors impacting the provision for loan losses during the period were a reduction in both nonperforming C&I and CRE loans, an improvement in the credit characteristics of certain problem corporate loans, and the reduction of the balance of residential mortgage nonperforming loans.  In addition, although the amount of nonperforming loans remains elevated as compared to the pre-2008 levels, somewhat improved economic conditions relative to the prior year have limited the amount of new problem loans.

The current year's provision for loan loss also includes $4 million resulting from the impact of the banking regulators' annual SNC exam. The prior year's provision for loan losses included $2 million resulting from the impact of the respective period's annual SNC exam (see the Critical Accounting Estimates section of this Item 7 for additional information regarding the annual SNC exam).

Index

The following table presents net loan charge-offs and the percentage of net loan charge-offs to the average outstanding loan balances by loan portfolio segment:

	Twelve months ended September 30,
	2012		2011		2010
	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$(10,486)	0.22%	$(458)	0.01%	$—	—
CRE loans	(926)	0.11%	(13,534)	1.70%	(54,053)	5.56%
Residential mortgage loans	(12,727)	0.73%	(20,757)	1.12%	(29,548)	1.34%
Consumer loans	(75)	0.08%	(246)	3.55%	—	—
Total	$(24,214)	0.32%	$(34,995)	0.56%	$(83,601)	1.30%

	Twelve months ended September 30,
	2009		2008
	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$—	—	$—	—
CRE construction loans	(3,222)	0.96%	—	—
CRE loans	(77,316)	4.22%	(10,169)	0.26%
Residential mortgage loans	(26,686)	0.99%	(3,447)	0.15%
Consumer loans	—	—	—	—
Total	$(107,224)	1.43%	$(13,616)	0.22%

Index

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. The 31% decline in net charge-offs compared to the prior year was primarily attributable to improved credit quality in the CRE loan portfolio in addition to a stabilization of the balance in nonperforming residential mortgage loans. The table below presents nonperforming loans and total allowance for loan losses:

	September 30, 2012		September 30, 2011		September 30, 2010
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	(in thousands)
Loans held for sale	$—	$—	$—	$(5)	$—	$(23)
Loans held for investment:
C&I loans	19,517	(92,409)	25,685	(81,267)	—	(60,464)
CRE construction loans	—	(739)	—	(490)	—	(4,473)
CRE loans	8,404	(27,546)	15,842	(30,752)	67,901	(47,771)
Residential mortgage loans	78,739	(26,138)	91,796	(33,210)	86,082	(34,297)
Consumer loans	—	(709)	—	(20)	—	(56)
Total	$106,660	$(147,541)	$133,323	$(145,744)	$153,983	$(147,084)

	September 30, 2009		September 30, 2008
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	(in thousands)
Loans held for sale	$—	$(7)	$—	$(1)
Loans held for investment:
C&I loans	—	(84,841)	—	(55,105)
CRE construction loans	—	(3,237)	—	(7,061)
CRE loans	86,422	(34,018)	37,462	(17,239)
Residential mortgage loans	71,960	(28,081)	20,702	(8,588)
Consumer loans	—	(88)	—	(161)
Total	$158,382	$(150,272)	$58,164	$(88,155)

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased 20% during the year ended September 30, 2012.  This decrease was primarily due to a $13 million reduction in nonperforming residential mortgage loans, a $7 million reduction in nonperforming CRE loans and a $6 million reduction in nonperforming C&I loans.  Included in nonperforming residential mortgage loans are $67 million in loans for which $42 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance.

Loan underwriting policies

A component of RJ Bank's credit risk management strategy is conservative, well-defined policies and procedures. RJ Bank's underwriting policies for the major types of loans are:

Index

Residential mortgage and consumer loan portfolio

RJ Bank's residential mortgage loan portfolio consists of first mortgage loans originated by RJ Bank via referrals from our PCG financial advisors and the general public as well as first mortgage loans purchased by RJ Bank. All of RJ Bank's residential mortgage loans adhere to strict underwriting parameters pertaining to credit score and credit history, debt-to-income ratio of the borrower, LTV, and combined LTV (including second mortgage/home equity loans). Approximately 90% of the residential loans are fully documented loans and 99% of the residential mortgage loan portfolio is owner-occupant borrowers for their primary or second home residences, of which approximately 85% is for their primary residences. Substantially all of RJ Bank's residential loans are ARM loans. Approximately 30% of the first lien residential mortgage loans are ARMs with interest-only payments based on a fixed rate for an initial period of the loan, typically three to five years, then become fully amortizing, subject to annual and lifetime interest rate caps. Certain of our originated 15 or 30-year fixed-rate mortgage loans are sold in the secondary market. RJ Bank's consumer loan portfolio is comprised primarily of securities-based loans and represents approximately 4% of RJ Bank's total loan portfolio. The underwriting policy for RJ Bank's consumer loans primarily includes a review of collateral, including LTV, with a limited review of repayment history and the debt-to-income ratio of the borrower.

While RJ Bank has chosen not to participate in any government-sponsored loan modification programs, its loan modification policy does take into consideration some of the programs' parameters and supports every effort to assist borrowers within the guidelines of safety and soundness. In general, RJ Bank considers the qualification terms outlined in the government-sponsored programs as well as the affordability test and other factors. RJ Bank retains flexibility to determine the appropriate modification structure and required documentation to support the borrower's current financial situation before approving a modification. Short sales are also used by RJ Bank to mitigate credit losses.

Corporate loan portfolio

RJ Bank's corporate loan portfolio is diversified among a number of industries in both the U.S. and Canada and comprised of project finance real estate loans, commercial lines of credit and term loans, the majority of which are participations in SNC or other large syndicated loans. RJ Bank is sometimes involved in the syndication of the loan at inception and some of these loans have been purchased in the secondary trading markets. As the process for evaluating the SNCs or other large syndications is consistent with the process for the other corporate loans in the portfolio, there is no additional credit risk with syndicated loans as compared to any other loan in RJ Bank's corporate loan portfolio. In addition, all corporate loans are subject to RJ Bank's regulatory review. The remainder of the corporate loan portfolio is comprised of smaller participations and direct loans. Regardless of the source, all loans are independently underwritten to RJ Bank credit policies and are subject to loan committee approval, and credit quality is monitored on an on-going basis by RJ Bank's corporate lending staff. RJ Bank credit policies include criteria related to LTV limits based upon property type, single borrower loan limits, loan term and structure parameters (including guidance on leverage, debt service coverage ratios and debt repayment ability), industry concentration limits, secondary sources of repayment, and other criteria. A large portion of RJ Bank's corporate loans are to borrowers in industries in which we have expertise, through coverage provided by our Capital Markets research analysts. More than half of RJ Bank's corporate borrowers are public companies. RJ Bank's corporate loans are generally secured by all assets of the borrower and in some instances are secured by mortgages on specific real estate. In a limited number of transactions, loans in the portfolio are extended on an unsecured basis. There are no subordinated loans or mezzanine financings in the corporate loan portfolio.

Risk monitoring process

Another component of the credit risk strategy at RJ Bank is the ongoing risk monitoring and review processes for all residential, consumer and corporate credit exposures.  There are various other factors included in these processes, depending on the loan portfolio.

Residential mortgage and consumer loans

We track and review many factors to monitor credit risk in RJ Bank’s residential mortgage and consumer loan portfolios. The qualitative factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, borrower credit scores, occupancy (i.e., owner occupied, second home or investment property), level of documentation, loan purpose, geographic concentrations, average loan size, and loan policy exceptions.  These qualitative measures, while considered and reviewed in establishing the allowance for loan losses, have generally not resulted in any quantitative adjustments to RJ Bank's historical loss rates. In addition to historical loss rates, the quantitative factors utilized for the performing residential mortgage loan portfolio include updated LTV ratios and expected home price changes. RJ Bank adjusts its loss given default (severity) factor directly by an estimated home price change which is consistent with the published Case-Shiller index as well as projections from other leading institutions forecasting home price changes.

Index

RJ Bank obtains the most recently available information (generally on a quarter lag) to estimate current LTV ratios on the individual loans in the performing residential mortgage loan portfolio.  Current LTV ratios are estimated based on the initial appraisal obtained at the time of origination, adjusted using relevant market indices for housing price changes that have occurred since origination.  The value of the homes could vary from actual market values due to change in the condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors.

RJ Bank estimates that residential mortgage loans with updated LTVs between 100% and 120% represent 15% of the residential mortgage loan portfolio and residential mortgage loans with updated LTVs in excess of 120% represent 7% of the residential mortgage loan portfolio.  The current average estimated LTV is approximately 75% for the total residential mortgage loan portfolio.  Credit risk management utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage loan portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

The marketable collateral securing RJ Bank's securities-based loans within the consumer loan portfolio is monitored on a daily basis. Collateral adjustments are made by the borrower as necessary to ensure RJ Bank's loans are adequately secured, resulting in minimizing its credit risk.

Residential mortgage loan delinquency levels are elevated by historical standards at RJ Bank due to the economic downturn and the high level of unemployment, however, the levels have improved during fiscal year 2012. Our consumer loan portfolio, however, has not experienced high levels of delinquencies to date.  At September 30, 2012 and September 30, 2011, there were no delinquent consumer loans.

At September 30, 2012, loans over 30 days delinquent (including nonperforming loans) decreased to 3.55% of residential mortgage loans outstanding, compared to 4.26% over 30 days delinquent at September 30, 2011.  Additionally, our September 30, 2012 percentage compares favorably to the national average for over 30 day delinquencies of 10.3% as most recently reported by the Fed.  RJ Bank’s significantly lower delinquency rate as compared to its peers is the result of both our uniform underwriting policies and the lack of non-traditional loan products and subprime loans.

The following table presents a summary of delinquent residential mortgage loans:

	Delinquent residential loans (amount)			Delinquent residential loans as a percentage of outstanding loan balances
	30-89 days	90 days or more	Total(1)	30-89 days	90 days or more	Total(1)
	($ in thousands)
September 30, 2012
Residential Mortgage Loans:
First mortgage loans	$10,276	$49,476	$59,752	0.62%	2.97%	3.58%
Home equity loans/lines	338	—	338	1.33%	—%	1.33%
Total residential mortgage loans	$10,614	$49,476	$60,090	0.63%	2.92%	3.55%

September 30, 2011
Residential Mortgage Loans:
First mortgage loans	$12,718	$61,870	$74,588	0.74%	3.58%	4.32%
Home equity loans/lines	88	114	202	0.28%	0.37%	0.65%
Total residential mortgage loans	$12,806	$61,984	$74,790	0.73%	3.53%	4.26%

(1)	Comprised of loans which are two or more payments past due as well as loans in process of foreclosure.

Index

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. With all whole loans purchased generally on a servicing-retained basis and all originated first mortgages serviced by a third party, the primary collection effort resides with the servicer. RJ Bank personnel direct and actively monitor the servicers' efforts through extensive communications regarding individual loan status changes and requirements of timely and appropriate collection or property management actions and reporting, including management of third parties used in the collection process (appraisers, attorneys, etc.). Additionally, every residential mortgage and consumer loan over 60 days past due is reviewed by RJ Bank personnel monthly and documented in a written report detailing delinquency information, balances, collection status, apprised value, and other data points. RJ Bank senior management meets monthly to discuss the status, collection strategy and charge-off/write-down recommendations on every residential mortgage or consumer loan over 60 days past due. Updated collateral valuations are obtained for loans over 90 days past due and charge-offs are taken on individual loans based on these valuations.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

September 30, 2012		September 30, 2011
($ outstanding as a % of RJ Bank total assets)
2.8%	CA (1)	3.3%	CA (1)
2.7%	FL	2.6%	FL
1.5%	NY	1.9%	NY
0.9%	NJ	1.1%	NJ
0.7%	VA	0.9%	VA

(1)
The concentration ratio for the state of California excludes 1.8% for September 30, 2012 and 1.9% for September 30, 2011 for loans purchased from a large investment grade institution that have full repurchase recourse for any delinquent loans.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At September 30, 2012 and September 30, 2011, these loans totaled $428 million and $640 million, respectively, or approximately 30% and 40% of the residential mortgage portfolio, respectively.  At September 30, 2012, the balance of amortizing, former interest-only, loans totaled $432 million.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at September 30, 2012, begins amortizing is 3.1 years.  In the current interest rate environment, a large percentage of these loans were projected to adjust to a payment lower than the current payment. The outstanding balance of loans that were interest-only at origination and based on their contractual terms are scheduled to reprice are as follows:

September 30, 2012
(in thousands)
One year or less	$273,639
Over one year through two years	71,518
Over two years through three years	28,887
Over three years through four years	8,858
Over four years through five years	17,155
Over five years	28,040
Total outstanding residential interest-only loan balance	$428,097

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	September 30, 2012	September 30, 2011
Residential first mortgage loan weighted-average LTV/FICO (1)	66%/753	66%/751

(1) At origination. Small group of local loans representing less than 0.5% of residential portfolio excluded.

Index

Corporate loans

Credit risk in RJ Bank’s corporate loan portfolio is monitored on an individual loan basis for trends in borrower operating performance, payment history, credit ratings, collateral performance, loan covenant compliance, annual SNC exam results, and other factors including industry performance and concentrations. As part of the credit review process the loan grade is reviewed at least quarterly to confirm the appropriate risk rating for each credit. The individual loan ratings resulting from the annual SNC exam are incorporated in RJ Bank's internal loan ratings when the ratings are received and if the SNC rating is lower on an individual loan than RJ Bank's internal rating, the loan is downgraded. While RJ Bank considers historical SNC exam results in its loan ratings methodology, differences between the SNC exam and internal ratings on individual loans typically arise due to subjectivity of the loan classification process. These differences may result in additional provision for loan losses in periods when SNC exam results are received. See Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K, specifically the bank loans and allowances for losses section, and Critical Accounting Estimates in Item 7 of this Form 10-K, for additional information on RJ Bank's corporate loan portfolio and allowance for loan loss policies.

At September 30, 2012, other than loans classified as nonperforming, there was one government-guaranteed loan totaling $222 thousand that was delinquent greater than 30 days.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

September 30, 2012		September 30, 2011
($ outstanding as a % of RJ Bank total assets)
4.1%	Business Systems and Services	4.2%	Telecommunications
3.2%	Pharmaceuticals	3.4%	Consumer products and services
3.1%	Media communications	2.9%	Media communications
2.9%	Consumer products and services	2.9%	Pharmaceuticals
2.8%	Retail real estate	2.6%	Healthcare providers (non-hospital)

Liquidity risk

See the section entitled “Liquidity and capital resources” in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K for more information regarding our liquidity and how we manage liquidity risk.

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

Index

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

Regulatory and legal risk

Legal risk includes the risk of PCG customer claims, the possibility of sizable adverse legal judgments, exposure to pre-Closing Date litigation matters of Morgan Keegan should Regions fail to honor its indemnification obligations (see Item 3 Legal Proceedings and Note 20 of the Notes to Consolidated Financial Statements, in this Form 10-K for further discussion of the Regions indemnification for such matters) and non-compliance with applicable legal and regulatory requirements. We are generally subject to extensive regulation in the different jurisdictions in which we conduct business. Regulatory oversight of the financial services industry has become increasingly demanding over the past several years and we, as well as others in the industry, have been directly affected by this increased regulatory scrutiny.

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

Our banking activities are highly regulated and subject to impact from changes in banking laws and regulations, including unanticipated rulings. Present economic conditions have led to rapid introduction of significant regulatory programs or changes affecting consumer protection and disclosure requirements, financial reporting, and planned regulatory restructuring. Regulatory requirements including recent changes to consumer and mortgage lending regulations, as well as new regulatory or government programs, are closely monitored and acted upon to ensure a timely response. See further discussion of our risks associated with new regulations, including the Dodd-Frank Act, in Item 1A, “Risk Factors” within this Form 10-K.

Our major business units have compliance departments that are responsible for regularly reviewing and revising compliance and supervisory procedures to conform to changes in applicable regulations.

We have a number of outstanding claims resulting from, among other reasons, market conditions. While these claims may not be the result of any wrongdoing, we do, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion of our accounting policy regarding such matters in the loss provisions arising from legal proceedings section of “Critical Accounting Estimates” contained within Item 7, “Management's Discussion of Analysis of Financial Condition and Results of Operations” and in Note 2 of our Notes to the Consolidated Financial Statements within this Form 10-K.

Index

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Raymond James Financial, Inc.:
We have audited the accompanying consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries (the Company) as of September 30, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raymond James Financial, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Raymond James Financial, Inc.'s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 21, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

November 21, 2012
Tampa, Florida
Certified Public Accountants

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2012	2011
	(in thousands)
Assets:
Cash and cash equivalents	$1,980,020	$2,439,695
Assets segregated pursuant to regulations and other segregated assets	2,784,199	3,548,683
Securities purchased under agreements to resell and other collateralized financings	565,016	398,247
Financial instruments, at fair value:
Trading instruments	804,272	492,771
Available for sale securities	733,874	520,665
Private equity investments	336,927	168,785
Other investments	310,806	125,571
Derivative instruments associated with offsetting matched book positions	458,265	—
Receivables:
Brokerage clients, net	2,067,117	1,716,828
Stock borrowed	200,160	225,561
Bank loans, net	7,991,512	6,547,914
Brokers-dealers and clearing organizations	225,306	96,096
Loans to financial advisors, net	445,497	231,466
Other	427,641	304,898
Deposits with clearing organizations	163,848	91,482
Prepaid expenses and other assets	605,566	363,221
Investments in real estate partnerships held by consolidated variable interest entities	299,611	320,384
Property and equipment, net	231,195	169,850
Deferred income taxes, net	168,187	171,911
Goodwill and identifiable intangible assets, net	361,246	72,967
Total assets	$21,160,265	$18,006,995

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(continued from previous page)

	September 30,
	2012	2011
	($ in thousands)
Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$232,436	$76,150
Securities sold under agreements to repurchase	348,036	188,745
Derivative instruments associated with offsetting matched book positions, at fair value	458,265	—
Payables:
Brokerage clients	4,584,656	4,690,414
Stock loaned	423,519	814,589
Bank deposits	8,599,713	7,739,322
Brokers-dealers and clearing organizations	103,164	111,408
Trade and other	628,734	309,723
Accrued compensation, commissions and benefits	690,654	452,849
Loans payable of consolidated variable interest entities	81,713	99,982
Corporate debt	1,329,093	611,968
Total liabilities	17,479,983	15,095,150
Commitments and contingencies (see Note 20)
Equity
Preferred stock; $.10 par value; authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Common stock; $.01 par value; authorized 350,000,000 shares; issued 142,853,667 at September 30, 2012 and 130,670,086 at September 30, 2011	1,404	1,271
Additional paid-in capital	1,030,288	565,135
Retained earnings	2,346,563	2,125,818
Treasury stock, at cost; 5,117,049 common shares at September 30, 2012 and 4,263,029 common shares at September 30, 2011	(118,762)	(95,000)
Accumulated other comprehensive income	9,447	(9,605)
Total equity attributable to Raymond James Financial, Inc.	3,268,940	2,587,619
Noncontrolling interests	411,342	324,226
Total equity	3,680,282	2,911,845
Total liabilities and equity	$21,160,265	$18,006,995

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended September 30,
	2012	2011	2010
	(in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$2,535,484	$2,190,436	$1,950,909
Investment banking	223,579	251,183	164,957
Investment advisory fees	223,850	216,750	173,939
Interest	453,258	392,318	370,892
Account and service fees	319,718	286,523	251,877
Net trading profits	55,538	27,506	38,256
Other	86,473	35,170	28,686
Total revenues	3,897,900	3,399,886	2,979,516
Interest expense	91,369	65,830	62,851
Net revenues	3,806,531	3,334,056	2,916,665
Non-interest expenses:
Compensation, commissions and benefits	2,620,058	2,270,735	1,993,561
Communications and information processing	195,895	137,605	121,957
Occupancy and equipment costs	134,199	108,600	104,945
Clearance and floor brokerage	39,422	38,461	35,123
Business development	118,712	94,875	80,213
Investment sub-advisory fees	29,210	30,100	26,700
Bank loan loss provision	25,894	33,655	80,413
Acquisition related expenses	59,284	—	—
Loss on auction rate securities repurchased	—	41,391	—
Other	115,936	127,889	117,609
Total non-interest expenses	3,338,610	2,883,311	2,560,521
Income including noncontrolling interests and before provision for income taxes	467,921	450,745	356,144
Provision for income taxes	175,656	182,894	133,625
Net income including noncontrolling interests	292,265	267,851	222,519
Net loss attributable to noncontrolling interests	(3,604)	(10,502)	(5,764)
Net income attributable to Raymond James Financial, Inc.	$295,869	$278,353	$228,283

Net income per common share – basic	$2.22	$2.20	$1.83
Net income per common share – diluted	$2.20	$2.19	$1.83
Weighted-average common shares outstanding – basic	130,806	122,448	119,335
Weighted-average common and common equivalent shares outstanding – diluted	131,791	122,836	119,592

Net income attributable to Raymond James Financial, Inc.	$295,869	$278,353	$228,283
Other comprehensive income, net of tax:(1)
Change in unrealized gain (loss) on available for sale securities and non-credit portion of other-than-temporary impairment losses	12,886	2,621	30,147
Change in currency translations and net investment hedges	6,166	(6,029)	5,459
Total comprehensive income	$314,921	$274,945	$263,889

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$17,144	$(11,977)	$(27,709)
Portion of (recoveries) losses recognized in other comprehensive income (before taxes)	(22,419)	1,743	15,679
Net impairment losses recognized in other revenue	$(5,275)	$(10,234)	$(12,030)

(1)
The components of other comprehensive income, net of tax, are attributable to Raymond James Financial, Inc.  None of the components of other comprehensive income are attributable to noncontrolling interests.

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Year ended September 30,
	2012		2011		2010
	(in thousands, except per share amounts)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,271		$1,244		$1,227
Issuance of shares, registered public offering	111	(1)	—		—
Other issuances	22		27	(2)	17
Balance, end of year	1,404		1,271		1,244
Shares exchangeable into common stock:
Balance, beginning of year	—		3,119		3,198
Exchanged	—		(3,119)	(2)	(79)
Balance, end of year	—		—		3,119
Additional paid-in capital:
Balance, beginning of year	565,135		476,359		416,662
Issuance of shares, registered public offering	362,712	(1)	—		—
Employee stock purchases	16,150		10,699		9,775
Exercise of stock options and vesting of restricted stock units, net of forfeitures	23,181		32,675		5,220
Restricted stock, stock option and restricted stock unit expense	52,538		38,551		39,860
Excess tax benefit (deficiency) from share-based payments	2,613		(374)		2,280
Issuance of stock as consideration for acquisition (3)	—		4,011		—
Other	7,959		3,214	(2)	2,562
Balance, end of year	1,030,288		565,135		476,359
Retained earnings:
Balance, beginning of year	2,125,818		1,909,865		1,737,591
Net income attributable to Raymond James Financial, Inc.	295,869		278,353		228,283
Cash dividends declared	(70,286)		(65,808)		(56,009)
Other	(4,838)		3,408		—
Balance, end of year	2,346,563		2,125,818		1,909,865
Treasury stock:
Balance, beginning of year	(95,000)		(81,574)		(84,412)
Purchases/surrenders	(19,416)		(22,710)		(3,537)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(4,346)		5,220		6,375
Issuance of stock as consideration for acquisition	—		4,291		—
Other	—		(227)		—
Balance, end of year	(118,762)		(95,000)		(81,574)
Accumulated other comprehensive income: (4)
Balance, beginning of year	(9,605)		(6,197)		(41,803)
Net unrealized gain on available for sale securities and non-credit portion of other-than-temporary impairment losses (5)	12,886		2,621		30,147
Net change in currency transactions and net investment hedges (5)	6,166		(6,029)		5,459
Balance, end of year	9,447		(9,605)		(6,197)
Total equity attributable to Raymond James Financial, Inc.	$3,268,940		$2,587,619		$2,302,816
Noncontrolling interests:
Balance, beginning of year	$324,226		$294,052		$200,676
Net loss attributable to noncontrolling interests	(3,604)		(10,502)		(5,764)
Capital contributions	38,073		33,633		100,863
Distributions	(18,294)		(9,971)		(3,276)
Deconsolidation of previously consolidated low income housing tax credit funds	—		(6,789)		—
Consolidation of low income housing tax credit funds not previously consolidated	—		14,635		—
Consolidation of private equity partnerships	78,394		—		—
Other	(7,453)		9,168		1,553
Balance, end of year	411,342		324,226		294,052
Total equity	$3,680,282		$2,911,845		$2,596,868

(1)
During the year ended September, 2012, in a registered public offering, 11,075,000 common shares were issued generating approximately $363 million in net proceeds (after consideration of the underwriting discount and direct expenses of the offering).

(2)	During the year ended September 30, 2011, approximately 243,000 exchangeable shares were exchanged for common stock on a one-for-one basis.

(3)	In April, 2011, we acquired Howe Barnes, Hoefer & Arnett (“Howe Barnes”) by exchanging RJF shares for all issued and outstanding shares of Howe Barnes.

(4)	The components of other comprehensive income are attributable to Raymond James Financial, Inc. None of the components of other comprehensive income are attributable to noncontrolling interests.

(5)	Net of tax.
See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$295,869	$278,353	$228,283
Net loss attributable to noncontrolling interests	(3,604)	(10,502)	(5,764)
Net income including noncontrolling interests	292,265	267,851	222,519

Adjustments to reconcile net income including noncontrolling interests to net cash provided by (used in) operating activities:
Depreciation and amortization	51,445	40,337	39,527
Deferred income taxes	2,044	(6,008)	(25,829)
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	(35,462)	(13,001)	(14,969)
Provisions for loan losses, legal proceedings, bad debts and other accruals	32,605	52,639	109,324
Share-based compensation expense	55,729	40,978	41,845
Other	11,114	45,951	9,699
Net change in:
Assets segregated pursuant to regulations and other segregated assets	889,684	(116,231)	(1,120,454)
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	(209,656)	(98,196)	92,122
Stock loaned, net of stock borrowed	(357,956)	153,248	362,504
Loans to financial advisors, brokerage client receivables and other accounts receivable, net	(69,984)	(82,163)	(220,476)
Trading instruments, net	102,876	80,740	(134,857)
Prepaid expenses and other assets	12,914	(13,418)	(79,969)
Brokerage client payables and other accounts payable	(424,867)	1,312,192	(461,604)
Accrued compensation, commissions and benefits	59,987	34,187	89,678
Purchase and origination of loans held for sale, net of proceeds from sale of securitizations and loans held for sale	(18,836)	(138,559)	71,827
Excess tax benefits from share-based payment arrangements	(2,613)	(2,106)	(2,280)
Net cash provided by (used in) operating activities	391,289	1,558,441	(1,021,393)

Cash flows from investing activities:
Additions to property and equipment	(77,515)	(37,200)	(22,287)
(Increase) decrease in loans, net	(1,451,431)	(336,314)	369,370
Redemptions (purchases) of Federal Home Loan Bank/Federal Reserve Bank stock, net	31,049	61,508	(67,275)
(Purchases) sales of private equity and other investments, net	(82,707)	26,210	(23,437)
Decrease in securities purchased under agreements to resell	—	—	2,000,000
Acquisition of controlling interest in subsidiary	—	(6,354)	—
Purchases of available for sale securities	(249,379)	(238,768)	(29,977)
Available for sale securities maturations, repayments and redemptions	173,189	130,063	149,961
Proceeds from sales of available for sale securities	—	13,761	—
Investments in real estate partnerships held by consolidated variable interest entities, net of other investing activity	(800)	(13,049)	(10,134)
Business acquisition, net of cash acquired (see Note 3 for the components of net assets acquired)	(1,073,621)	—	—
Net cash (used in) provided by investing activities	$(2,731,215)	$(400,143)	$2,366,221

(continued on next page)

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued from previous page)

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Cash flows from financing activities:
Proceeds from borrowed funds, net	$1,256,459	$249,498	$1,607,000
Repayments of borrowed funds, net	(550,564)	(2,561,324)	(33,075)
Proceeds from issuance of shares in registered public offering	362,823	—	—
Repayments of borrowings by consolidated variable interest entities which are real estate partnerships	(23,145)	(23,679)	(16,995)
Proceeds from capital contributed to and borrowings of consolidated variable interest entities which are real estate partnerships	30,546	33,229	111,910
Purchase of additional equity interest in subsidiary	(4,017)	—	—
Exercise of stock options and employee stock purchases	33,811	47,383	19,917
Increase (decrease) in bank deposits	860,391	659,604	(2,343,669)
Purchase of treasury stock	(20,860)	(23,111)	(3,537)
Dividends on common stock	(68,782)	(63,090)	(56,009)
Excess tax benefits from share-based payment arrangements	2,613	2,106	2,280
Net cash provided by (used in) financing activities	1,879,275	(1,679,384)	(712,178)

Currency adjustment:
Effect of exchange rate changes on cash	976	(824)	1,116
Net (decrease) increase in cash and cash equivalents	(459,675)	(521,910)	633,766
Increase in cash resulting from the consolidation of an acquired entity and the acquisition of a controlling interest in a subsidiary	—	18,366	3,388
Cash and cash equivalents at beginning of year	2,439,695	2,943,239	2,306,085
Cash and cash equivalents at end of year	$1,980,020	$2,439,695	$2,943,239

Supplemental disclosures of cash flow information:
Cash paid for interest	$91,453	$55,332	$59,584
Cash paid for income taxes	$176,539	$194,233	$161,345
Non-cash transfers of loans to other real estate owned	$12,653	$14,198	$41,233

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

Description of business

Raymond James Financial, Inc. (“RJF”) is a financial holding company headquartered in Florida whose broker-dealer subsidiaries are engaged in various financial service businesses, including the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products.  In addition, other subsidiaries of RJF provide investment management services for retail and institutional clients, corporate and retail banking, and trust services.  As used herein, the terms “we,” “our” or “us” refer to RJF and/or one or more of its subsidiaries.

Basis of presentation

The consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100% owned subsidiaries. In addition we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 in the section titled, “Evaluation of VIEs to determine whether consolidation is required” and in Note 11. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

In the prior year, we implemented new Financial Accounting Standards Board (“FASB”) guidance regarding the consolidation of VIEs. This new guidance changed the approach to determine a VIE's primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest. Upon adoption of this new guidance, we deconsolidated two low-income housing tax credit (“LIHTC”) funds where we determined we are no longer the primary beneficiary, and consolidated two other LIHTC funds where we determined we are the primary beneficiary under the new guidance. See the “prior year impact of the adoption of new accounting consolidation guidance” within Note 2, “Evaluation of VIEs to determine whether consolidation is required,” for further information.

Acquisitions

On April 2, 2012 (the “Closing Date”) RJF completed its acquisition of all of the issued and outstanding shares of Morgan Keegan & Company, Inc. (a broker-dealer hereinafter referred to as “MK & Co.”) and MK Holding, Inc. and certain of its affiliates (collectively referred to hereinafter as “Morgan Keegan”) from Regions Financial Corporation (“Regions”).  This acquisition expands both our private client and our capital markets businesses. See Note 3 for further discussion of our acquisition of Morgan Keegan and Note 25 for information regarding the capital position of MK & Co. as of September 30, 2012. The results of operations of Morgan Keegan have been included in our results prospectively from April 2, 2012.

As of April 1, 2011, we completed our acquisition of Howe Barnes Hoefer & Arnett (“Howe Barnes”). The Howe Barnes stockholders received 217,088 shares of our common stock valued at $8.3 million in exchange for all of the outstanding Howe Barnes shares. We accounted for this acquisition under the acquisition method of accounting with the assets and liabilities of Howe Barnes recorded as of the acquisition date at their respective fair value and consolidated in our financial statements. Howe Barnes' results of operations have been included in our results prospectively from April 1, 2011.

As of April 4, 2011, one of our wholly owned subsidiaries increased its pre-existing share of ownership in Raymond James European Securities, S.A.S. (“RJES”) by contributing $6.4 million in cash in exchange for additional RJES shares. As a result of this acquisition of incremental RJES shares, effective with this transaction we hold a controlling interest in RJES. Accordingly, we applied the acquisition method of accounting to our interest in RJES as of the date we acquired the controlling interest, with the assets and liabilities of RJES recorded at their respective fair value and consolidated in our financial statements, and the portion we do not own included in noncontrolling interests. RJES results of operations have been included in our results prospectively from April 4, 2011.

Index

Significant subsidiaries

Our significant regulated wholly owned subsidiaries include: Raymond James & Associates, Inc. (“RJ&A”) and MK & Co., which are domestic broker-dealers carrying client accounts, Raymond James Financial Services, Inc. (“RJFS”) a domestic broker-dealer, Raymond James Ltd. (“RJ Ltd.”) a broker-dealer headquartered in Canada, and Raymond James Bank, N.A. (“RJ Bank”), a national bank.

Accounting estimates and assumptions

The preparation of consolidated financial statements in conformity with United States of America (“U.S.”) generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could have a material impact on the consolidated financial statements.

Reporting period

Our quarters end on the last day of each calendar quarter.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recognition of revenues

Securities Commissions & Fees

Securities transactions and related commission revenues and expenses are recorded on a trade date basis. Commission revenues are recorded at the amount charged to the customer which, in certain cases, may include varying discounts. Insurance commission revenue and expense are recognized when the delivery of the insurance contract is confirmed by the carrier, the premium is remitted to the insurance company and the contract requirements are met. Annuity commission revenue and expense are recognized when the signed contract and premium are submitted to the annuity carrier.

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

Index

Account and Service Fees

Account and service fees primarily include transaction fees, annual account fees, service charges, exit fees, servicing fees, money market processing and distribution fees and correspondent clearing fees. The annual account fees such as IRA fees, and distribution fees are recognized into income as earned over the term of the contract. The transaction fees are earned and collected from clients as trades are executed. Servicing fees are collected from mutual funds and insurance companies for marketing and administrative services and are recognized as earned. Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are recorded net of commissions remitted. Total commissions generated by correspondents were $33.5 million, $39.3 million, and $36.4 million and commissions remitted totaled $31.2 million, $36.1 million, and $33.2 million for the years ended September 30, 2012, 2011, and 2010 respectively.

Cash and cash equivalents

Our cash equivalents include money market funds or highly liquid investments with original maturities of 90 days or less, other than those used for trading purposes.

Assets segregated pursuant to regulations and other segregated assets

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, RJ&A and MK & Co., as broker-dealers carrying client accounts, are subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of their clients. In addition, RJ Ltd. is required to hold client Registered Retirement Savings Plan funds in trust. Segregated assets at September 30, 2012 and 2011 consist of cash and cash equivalents.

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

Index

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

Level 1-Financial instruments included in Level 1 are highly liquid instruments with quoted prices in active markets for identical assets or liabilities. These include equity securities traded in active markets and certain U. S. Treasury securities, other governmental obligations, or publicly traded corporate debt securities.

Level 2-Financial instruments reported in Level 2 include those that have pricing inputs that are other than quoted prices in active markets, but which are either directly or indirectly observable as of the reporting date (i.e., prices for similar instruments). Instruments that are generally included in this category are equity securities that are not actively traded, corporate obligations infrequently traded, certain government and municipal obligations, interest rate swaps, certain asset-backed securities (“ABS”), certain collateralized mortgage obligations (“CMOs”), certain mortgage-backed securities (“MBS”), and our derivative instruments.

Level 3-Financial instruments reported in Level 3 have little, if any, market activity and are measured using our best estimate of fair value, where the inputs into the determination of fair value are both significant to the fair value measurement and unobservable. These valuations require significant judgment or estimation. Instruments in this category generally include: equity securities with unobservable inputs such as those investments made in our proprietary capital segment, certain non-agency CMOs, certain non-agency ABS, pools of interest-only Small Business Administration (“SBA”) loan strips (“I/O Strips”) and certain municipal and corporate obligations which include auction rate securities (“ARS”).

GAAP requires that we maximize the use of observable inputs and minimize the use of unobservable inputs when performing our fair value measurements. The availability of observable inputs can vary from instrument to instrument and in certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement of an instrument requires judgment and consideration of factors specific to the instrument.

We offset our long and short positions for a particular security recorded at fair value as part of our trading instruments (long positions) and trading instruments sold but not yet purchased (short positions), when the long and short positions have identical Committee on Uniform Security Identification Procedures numbers (“CUSIPs”).

Valuation techniques

The fair value for certain of our financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with GAAP, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, our definition of actively traded is based on average daily volume and other market trading statistics. We have determined the market for certain other types of financial instruments, including certain CMOs, ABS, certain collateralized debt obligations and ARS, to be volatile, uncertain or inactive as of both September 30, 2012 and 2011. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. We considered the inactivity of the market to be evidenced by several factors, including a continued decreased price transparency caused by decreased volume of trades relative to historical levels, stale transaction prices and transaction prices that varied significantly either over time or among market makers.

Index

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

Positions in illiquid securities that do not have readily determinable fair values require significant judgment or estimation. For these securities we use pricing models, discounted cash flow methodologies or similar techniques. Assumptions utilized by these techniques include estimates of future delinquencies, loss severities, defaults and prepayments or redemptions. Securities valued using these techniques are classified within Level 3 of the fair value hierarchy. For certain CMOs, where there has been limited activity or less transparency around significant inputs to the valuation, such as assumptions regarding performance of the underlying mortgages, these securities are currently classified within Level 3 of the fair value hierarchy.

I/O Strip securities do not trade in an active market with readily observable prices.  Accordingly, we use valuation techniques that consider a number of factors including:  (a) the original cost of the pooled underlying SBA loans from which the I/O Strip securities were created, and any changes from the original to the hypothetical cost of buying similar loans under current market conditions; (b) seasoning of the underlying SBA loans in the pool that back the I/O strip securities; (c)  the type and nature of the pooled SBA loans backing the I/O Strip securities; (d) actual and assumed prepayment rates on the underlying pools of SBA loans; and (e) market data for past trades in comparable I/O Strip securities.  Prices from independent sources are used to corroborate our estimates of fair value.  Our I/O Strip securities are recorded in “other securities” within our trading instruments on our Consolidated Statements of Financial Condition.  These fair value measurements use significant unobservable inputs and accordingly, we classify them as Level 3 of the fair value hierarchy.

Available for sale securities

Available for sale securities are comprised primarily of MBS, CMOs or other mortgage-related debt securities held predominately by RJ Bank (the “RJ Bank AFS Securities”) and ARS held by a non-broker-dealer subsidiary of RJF (collectively referred to as the “RJF AFS Securities”).

Interest on the RJF AFS Securities is recognized in interest income on an accrual basis. For the RJ Bank AFS Securities, discounts are accreted and premiums are amortized as an adjustment to yield over the contractual term of the security. A combination of the level factor and straight-line methods is used for such securities, the effect of which does not differ materially from the effective interest method. When a principal reduction occurs on a RJ Bank AFS Security, any related premium or discount is recognized as an adjustment to yield in the results of operations in the period in which the principal reduction occurs.

Realized gains and losses on sales of any RJF AFS Securities are recognized using the specific identification method and reflected in other revenue in the period they are sold.

Unrealized gains or losses on any RJF AFS Securities, except for those that are deemed to be other-than-temporary, are recorded through other comprehensive income and are thereafter presented in equity as a component of accumulated other comprehensive income (“AOCI”).

Index

For any RJF AFS Securities in an unrealized loss position at a reporting period end, we make an assessment whether such securities are impaired on an other-than-temporary basis. In order to evaluate our risk exposure and any potential impairment of these securities, on at least a quarterly basis, we review the characteristics of each security owned such as, where applicable, collateral type, delinquency and foreclosure levels, credit enhancement, projected loan losses, collateral coverage, the presence of U.S. government or government agency guarantees, and issuer credit rating. The following factors are considered in order to determine whether an impairment is other-than-temporary: our intention to sell the security, our assessment of whether it is more likely than not that we will be required to sell the security before the recovery of its amortized cost basis, and whether the evidence indicating that we will recover the amortized cost basis of a security in full outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end, recent events specific to the issuer or industry, forecasted performance of the security and any changes to the rating of the security by a rating agency.

We intend and have the ability to hold the RJF AFS Securities to maturity. We have concluded that it is not more likely than not that we will be required to sell these available for sale securities before the recovery of their amortized cost basis.Those securities whose amortized cost basis we do not expect to recover in full are deemed to be other-than-temporarily impaired and are written down to fair value with the credit loss portion of the write-down recorded as a realized loss in other revenue and the non-credit portion of the write-down recorded, net of deferred taxes, in shareholders' equity as a component of AOCI. The credit loss portion of the write-down is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security.

For any RJF AFS Securities, we estimate the portion of loss attributable to credit using a discounted cash flow model. For RJ Bank AFS Securities, our discounted cash flow model utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. These assumptions are subject to change depending on a number of factors such as economic conditions, changes in home prices, delinquency and foreclosure statistics, among others. Events that may trigger material declines in fair values or additional credit losses for these securities in the future would include, but are not limited to, deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity. Expected principal and interest cash flows on the impaired debt security are discounted using the effective interest rate implicit in the security at the time of acquisition or at the current yield used to accrete the beneficial interest for those securities that are not of high credit quality at acquisition date. The previous amortized cost basis of the security less the other-than-temporary impairment (“OTTI”) recognized in earnings establishes the new cost basis for the security.

The fair value of agency and senior non-agency securities included within the RJ Bank AFS Securities is determined by obtaining third party pricing service bid quotations from two independent pricing services. Third party pricing service bid quotations are based on either current market data, or for any securities traded in markets where the trading activity has slowed significantly such as the CMO market, the most recently available market data. The third party pricing services provide comparable price evaluations utilizing available market data for similar securities. The market data the third party pricing services utilize for these price evaluations includes observable data comprised of benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data including market research publications, and loan performance experience. In order to validate that the pricing information used by the primary third party pricing service is observable, we request, on a quarterly basis, some of the key market data available for a sample of senior securities and compare this data to that which we observed in our independent accumulation of market information. Securities valued using these valuation techniques are classified within Level 2 of the fair value hierarchy.

For senior non-agency securities within the RJ Bank AFS Securities where a significant difference exists between the primary third party pricing service bid quotation and the secondary third party pricing service, we utilize a discounted cash flow analysis to determine which third party price quote is most representative of fair value under the current market conditions. The fair values for all senior non-agency securities at September 30, 2012 were based on the respective primary third party pricing service bid quotation. Securities measured using these valuation techniques are generally classified within Level 2 of the fair value hierarchy.

For the one subordinated non-agency security in the RJ Bank AFS Securities portfolio as of September 30, 2012, we estimate its fair value by utilizing discounted cash flow analyses, using observable market data, where available, as well as our own unobservable inputs. The unobservable inputs utilized in our valuation reflect our own suppositions about the assumptions that market participants would use in pricing this security, including those about future delinquencies, loss severities, defaults, prepayments and discount rates. This security is classified within Level 3 of the fair value hierarchy.

Index

ARS are long-term variable rate securities tied to short-term interest rates that were intended to be reset through a “Dutch auction” process, which generally occurs every seven to 35 days. Holders of ARS were previously able to liquidate their holdings to prospective buyers by participating in the auctions. During 2008, the Dutch auction process failed and holders were no longer able to liquidate their holdings through the auction process. The fair value of the ARS holdings is estimated based on internal pricing models. The pricing model takes into consideration the characteristics of the underlying securities, as well as multiple inputs including the issuer and its credit quality, data from any recent trades, the expected timing of redemptions and an estimated yield premium that a market participant would require over otherwise comparable securities to compensate for the illiquidity of the ARS. These inputs require significant management judgment and accordingly, these securities are classified within Level 3 of the fair value hierarchy.

Derivative contracts

In our pre-Morgan Keegan acquisition fixed income business, we entered into interest rate swaps and futures contracts either as part of our fixed income business to facilitate customer transactions, to hedge a portion of our trading inventory, or to a limited extent, for our own account. We have continued to conduct this business in a substantially similar fashion subsequent to the Closing Date of the Morgan Keegan acquisition. These derivatives are accounted for as trading account assets or liabilities and recorded at fair value in the Consolidated Statements of Financial Condition. Any realized or unrealized gains or losses are recorded in net trading profits within the Consolidated Statements of Income and Comprehensive Income with any interest earned thereon recorded in interest income. The fair value of any cash collateral exchanged as part of the interest rate swap contract is netted, by-counterparty, against the fair value of the derivative instrument. The fair value of these interest rate derivative contracts is obtained from internal pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value, yield curve and other volatility factors underlying the positions. Since our model inputs can be observed in a liquid market and the models do not require significant judgment, such derivative contracts are classified within Level 2 of the fair value hierarchy. We utilize values obtained from third party derivatives dealers to corroborate the output of our internal pricing models.

Morgan Keegan facilitates derivative transactions through non-broker-dealer subsidiaries, either Morgan Keegan Financial Products, LLC or Morgan Keegan Capital Services, LLC (collectively referred to as the Morgan Keegan swaps subsidiaries or “MKSS”). The only difference between the MKSS entities is that they utilize different third party financial institutions to facilitate the offsetting transaction. MKSS enters into derivative transactions (primarily interest rate swaps) with customers of MK & Co. For every derivative transaction MKSS enters into with a customer, it enters into an offsetting transaction with terms that mirror the customer transaction, with a credit support provider who is a third party financial institution. Any collateral required to be exchanged under these derivative contracts is administered directly by the customer and the third party financial institution. MKSS does not hold any collateral, or administer any collateral transactions, related to these instruments. We record the value of each derivative position held at fair value, as either an asset or an offsetting liability, presented as “derivative instruments associated with offsetting matched book positions”, as applicable, on our Consolidated Statements of Financial Condition. Fair value is determined using an internal model which includes inputs from independent pricing sources to project future cash flows under each underlying derivative contract. The cash flows are discounted to determine the present value. Since any changes in fair value are completely offset by an opposite change in the offsetting transaction position, there is no net impact on our Consolidated Statements of Income and Comprehensive Income from changes in the fair value of these derivative instruments. MKSS recognizes revenue on derivative transactions on the transaction date, computed as the present value of the expected cash flows MKSS expects to receive from the third party financial institution over the life of the derivative contract. The revenues from these derivative transactions are included within other revenues on our Consolidated Statements of Income and Comprehensive Income.

A Canadian subsidiary of RJ Bank commenced operations during the year ended September 30, 2012 as a result of a purchase of substantially all of a foreign bank’s Canadian corporate loan portfolio. RJ Bank enters into three-month forward foreign exchange contracts to hedge the risk related to their investment in this Canadian subsidiary. These derivatives are recorded at fair value on the Consolidated Statements of Financial Condition, the majority of which are designated as net investment hedges. The effective portion of the related gain or loss is recorded, net of tax, in shareholders’ equity as part of the cumulative translation adjustment component of AOCI with such balance impacting earnings in the event the net investment is sold or substantially liquidated.  Gains and losses on the undesignated portions of these derivative instruments as well as amounts representing hedge ineffectiveness are recorded in earnings in the Consolidated Statements of Income and Comprehensive Income.  Hedge effectiveness is assessed at each reporting period using a method that is based on changes in forward rates. The measurement of hedge ineffectiveness is based on the beginning balance of the foreign net investment at the inception of the hedging relationship and performed using the hypothetical derivative method.  However, as the terms of the hedging instrument and hypothetical derivative match at inception, there is no expected ineffectiveness to be recorded in earnings.  The fair value of any cash collateral exchanged as part of the forward exchange contracts is netted, by counterparty, against the fair value of the derivative instrument.

Index

The fair value of RJ Bank's forward foreign exchange contracts is determined by obtaining valuations from a third party pricing service. These third party valuations are based on observable inputs such as spot rates, foreign exchange rates and both U.S. and Canadian interest rate curves. We validate the observable inputs utilized in the third party valuation model by preparing an independent calculation using a secondary, third party valuation model. These forward foreign exchange contracts are classified within Level 2 of the fair value hierarchy.

Private equity investments

Private equity investments are held primarily in our Proprietary Capital segment and consist of various direct and third party private equity and merchant banking investments, employee investment funds, and various private equity funds which we sponsor.  Private equity investments include 66 private equity fund investments including Raymond James Employee Investment Funds I and II (collectively, the “Private Funds”). See Note 11 for further discussion of the consolidation of the Raymond James Employee Investment Funds I and II which are variable interest entities. These Private Funds invest in new and developing companies. Our investments in these funds cannot be redeemed directly with the funds; our investment is monetized through distributions received through the liquidation of the underlying assets of those funds. We estimate that the underlying assets of these funds will be liquidated over the life of these funds (typically 10 to 15 years). Approval by the management of these funds is required for us to sell or transfer these investments. Merchant banking investments include ownership interests in private companies with long-term growth potential. See Note 20 for information regarding our unfunded commitments to these funds. These investments are measured at fair value with any changes recognized in our Consolidated Statements of Income and Comprehensive Income.

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

Other investments

Other investments consist primarily of marketable securities we hold that are associated with an MK & Co. deferred compensation program, Canadian government bonds, term deposits with Canadian financial institutions, or investments in other securities arising from the operations of RJ Ltd, and certain investments in limited partnerships (or funds) for which in a number of instances, one of our affiliates serves as the managing member or general partner (see Note 11 for information regarding such funds).

Certain MK & Co. employees participate in deferred compensation plans. The balances are invested in certain marketable securities that are held by MK & Co. until the vesting date, typically five years from the date of the deferral. A liability associated with these deferrals is reflected as a component of our trade and other liabilities on our Consolidated Statements of Financial Condition. We use quoted prices in active markets to determine the fair value of these investments. Such instruments are classified within Level 1 of the fair value hierarchy.

The Canadian government bonds are measured at fair value with any changes recognized in our Consolidated Statements of Income and Comprehensive Income for the period. The fair value is based upon recent external market transactions. The Canadian financial institution term deposits are recorded at cost which approximates market value. These investments are classified within Level 1 of the fair value hierarchy. Certain other investments in financial instruments held by RJ Ltd. include non-agency ABS that have little, if any, market activity and are measured using our best estimate of fair value, where the inputs into the determination of fair value are both significant to the fair value measurement and unobservable. These valuations require significant judgment or estimation and are classified within Level 3 of the fair value hierarchy.

The valuation of the investments in limited partnerships and funds requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets. As a result, these values cannot be determined with precision and the calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument. Such instruments are classified within Level 3 of the fair value hierarchy.

Index

See Notes 5 and 6 for the outcome of the application of these fair value policies and procedures.

Brokerage client receivables, loans to financial advisors and allowance for doubtful accounts

Brokerage client receivables include receivables of our asset management and broker-dealer subsidiaries. The receivables from asset management clients are primarily for accrued asset management service fees, while the receivables from broker-dealer clients are principally for amounts due on cash and margin transactions and are generally collateralized by securities owned by the clients. Both the receivables from the asset management and broker-dealer clients are reported at their outstanding principal balance, adjusted for any allowance for doubtful accounts. When a broker-dealer receivable is considered to be impaired, the amount of the impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources such as listed market prices or broker-dealer price quotations. Securities beneficially owned by customers, including those that collateralize margin or other similar transactions, are not reflected in our Consolidated Statements of Financial Condition.

We offer loans to financial advisors and certain key revenue producers, primarily for recruiting and retention purposes. These loans are generally repaid over a five to eight year period with interest recognized as earned. There is no fee income associated with these loans. We assess future recoverability of these loans through analysis of individual financial advisor production or other performance standards. Based upon the nature of these financing receivables, we do not analyze this asset on a portfolio segment or class basis. Further, the aging of this receivable balance is not a determinative factor in computing our allowance for doubtful accounts, as concerns regarding the recoverability of these loans primarily arise in the event that the financial advisor is no longer affiliated with us. In the event that the financial advisor is no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us. In determining the allowance for doubtful accounts related to former employees or independent contractors, management considers a number of factors including: any amounts due at termination, the reasons for the terminated relationship, the former financial advisor's overall financial position, and our historical collection experience. When the review of these factors indicates that further collection activity is highly unlikely, the outstanding balance of such loan is written-off and the corresponding allowance is reduced. We present the outstanding balance of loans to financial advisors on our Consolidated Statements of Financial Condition, net of their applicable allowances for doubtful accounts. In April 2012 in conjunction with our acquisition of Morgan Keegan, $135.7 million of loans were made to Morgan Keegan financial advisors as part of an employee retention program (see Note 3 for further discussion of this acquisition). The outstanding balance of those loans at September 30, 2012 is $133.8 million. The allowance for doubtful accounts balance associated with all of our loans to financial advisors is $2.5 million and $5.9 million at September 30, 2012 and 2011, respectively. Of the September 30, 2012 loans to financial advisors, the portion of the balance associated with financial advisors who are no longer affiliated with us, after consideration of the allowance for doubtful accounts, is approximately $1.9 million.

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

Bank loans and allowances for losses

Loans held for investment

Bank loans are comprised of loans originated or purchased by RJ Bank and include commercial and industrial (“C&I”) loans, commercial and residential real estate loans, as well as consumer loans, which are primarily comprised of securities-based loans. Those loans, which we have the intent and the ability to hold until maturity or payoff, are recorded at their unpaid principal balance plus any premium paid in connection with the purchase of the loan, less the allowance for loan losses and discounts received in connection with the purchase of the loan and net of deferred fees and costs on originated loans. Syndicated loans purchased in the secondary market are recognized as of the earlier of the settlement date or the delayed settlement compensation commencement date. Interest income is recognized on an accrual basis.

Index

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

Loans held for sale

Residential mortgage loans originated and intended for sale in the secondary market due to their fixed-rate terms are carried at the lower of cost or estimated fair value. The fair value of loans held for sale are estimated using observable prices obtained from counterparties for similar loans. These nonrecurring fair value measurements are classified within Level 2 of the fair value hierarchy. Gains and losses on sales of these assets are included as a component of other revenue, while interest collected on these assets is included in interest income. Net unrealized losses are recognized through a valuation allowance by charges to income as a component of other revenue in the Consolidated Statements of Income and Comprehensive Income. Corporate loans are designated as held for investment upon inception and recognized in loans receivable. If we subsequently designate a corporate loan as held for sale, we then write down the carrying value of the loan with a partial charge-off, if necessary, to carry it at the lower of cost or estimated fair value.

RJ Bank purchases the guaranteed portions of SBA section 7(a) loans and accounts for these loans in accordance with the policy for loans held for sale, except that the nonrecurring fair value measurements are determined utilizing observable prices obtained from a third party pricing service. RJ Bank then aggregates SBA loans with similar characteristics into pools for securitization and sale to the secondary market. Individual loans may be sold prior to securitization. Once the loans are securitized into a pool, the respective securities are classified as trading instruments and are carried at fair value based on RJ Bank's intention to sell the securitizations within the near term. Any changes in the fair value as well as any realized gains or losses are reflected in net trading profits. The fair value of these securitizations is determined utilizing observable prices obtained from a third party pricing service. The instruments valued using these observable inputs are typically classified within Level 2 of the fair value hierarchy. Transfers of the securitizations are all accounted for as sales at settlement date when RJ Bank has surrendered control over the transferred assets. RJ Bank does not retain any interest in the securitizations once they are sold.

Off-balance sheet loan commitments

RJ Bank has outstanding at any time a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases. RJ Bank's policy is generally to require customers to provide collateral at the time of closing. The amount of collateral obtained, if it is deemed necessary by RJ Bank upon extension of credit, is based on RJ Bank's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, real estate, and income-producing commercial properties.

Nonperforming assets

Nonperforming assets are comprised of both nonperforming loans and other real estate owned (“OREO”). Nonperforming loans represent those loans which have been placed on nonaccrual status and loans which have been restructured in a manner that grant a concession to a borrower experiencing financial difficulties; loans with such restructurings are discussed further below. Additionally, any accruing loans which are 90 days or more past due and in the process of collection are considered nonperforming loans.

Index

Loans of all classes are placed on nonaccrual status when we determine that full payment of all contractual principal and interest is in doubt, or the loan is past due 90 days or more as to contractual interest or principal unless the loan, in our opinion, is well-secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written off against interest income and accretion of the net deferred loan origination fees cease. Interest is recognized using the cash method for residential (first mortgage and home equity) and consumer loans and the cost recovery method for corporate (C&I, CRE and CRE construction) loans thereafter until the loan qualifies for return to accrual status. Loans are returned to an accrual status when the loans have been brought contractually current with the original or amended terms and have been maintained on a current basis for a reasonable period, generally six months.

Other real estate acquired in the settlement of loans, including through, or in lieu of, loan foreclosure, is initially recorded at the lower of cost or estimated fair value less estimated selling costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by RJ Bank and the assets are carried at the lower of the carrying amount or fair value, as determined by a current appraisal, or valuation less estimated costs to sell and are classified as other assets on the Consolidated Statements of Financial Condition. These nonrecurring fair value measurements are classified within Level 2 of the fair value hierarchy. Costs relating to development and improvement of the property are capitalized, whereas those relating to holding the property are charged to operations. Sales of OREO are recorded as of the settlement date and any associated gains or losses are included in other revenue on our Consolidated Statements of Income and Comprehensive Income.

Troubled debt restructurings

A loan restructuring is deemed to be a troubled debt restructuring (“TDR”) if we, for economic or legal reasons related to the borrowers' financial difficulties, grant a concession we would not otherwise consider. In TDRs, for all classes of loans, the concessions granted, such as interest rate reductions, generally do not reflect current market conditions for a new loan of similar risk made to another borrower in similar financial circumstances. Other concessions for C&I, CRE and CRE construction loans may also include the reduction of the guarantor's liability. For those restructurings of first mortgage and home equity residential mortgage loans which may reflect current market conditions, the concessions granted by RJ Bank are generally interest capitalization or an extension of the interest-only period. First mortgage and home equity residential mortgage TDRs may be returned to accrual status when there has been a sustained period of six months of satisfactory performance. C&I, CRE and CRE construction TDRs have generally been partially charged-off and, therefore, remain on nonaccrual status until the loan is fully resolved.

Impaired loans

Loans in all classes are considered to be impaired when, based on current information and events, it is probable that RJ Bank will be unable to collect the scheduled payments of principal and interest on a loan when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. RJ Bank determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. For individual loans identified as impaired, impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate and taking into consideration the factors described below in relation to the evaluation of the allowance for loan losses, except that as a practical expedient, RJ Bank measures impairment based on the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans include all corporate nonaccrual loans, all residential mortgage nonaccrual loans for which a charge-off had previously been recorded, and all loans which have been modified in TDRs. Interest income on impaired loans is recognized consistently with the recognition policy of nonaccrual loans.

Allowance for loan losses and reserve for unfunded lending commitments

RJ Bank maintains an allowance for loan losses to provide for probable losses inherent in RJ Bank's loan portfolio. Loan losses are charged against the allowance when RJ Bank believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

RJ Bank has developed policies and procedures for assessing the adequacy of the allowance for loan losses that reflects the assessment of risk considering all available information. In developing this assessment, RJ Bank relies on estimates and exercises judgment in evaluating credit risk. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Depending on changes in circumstances, future assessments of credit risk may yield materially different results from the prior estimates, which may require an increase or a decrease in the allowance for loan losses.

Index

This allowance for loan loss is comprised of two components: allowances calculated based on formulas for homogenous classes of loans collectively evaluated for impairment, and specific allowances assigned to certain classified loans individually evaluated for impairment. These homogeneous classes are a result of management's disaggregation of the loan portfolio and are comprised of the previously mentioned classes: C&I, CRE, CRE construction, residential first mortgage, residential home equity, and consumer.

The loans within the C&I, CRE and CRE construction classes are assigned to one of several internal loan grades based upon the respective loan's credit characteristics. The loans within the residential first mortgage, residential home equity, and consumer classes are assigned loan grades equivalent to the loan classifications utilized by bank regulators, dependent on their respective likelihood of loss. We assign each loan grade for all loan classes an allowance percentage based on the perceived risk associated with that grade. The allowance for loan losses for all non-impaired loans is then calculated based on the reserve percentage assigned to the respective loan's class and grade. The allowance for loan losses for all impaired loans (except those nonaccrual residential first mortgage loans which have been partially charged-off) is based on an individual evaluation of impairment as previously described in the “Impaired loans” section above.

The qualitative and quantitative factors taken into consideration when assigning the loan grades and allowance percentages to the loans within the C&I, CRE and CRE construction loan classes include: estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, updated loan-to-value (“LTV”) ratios, lending policies, local, regional, and national economic conditions; concentrations of credit risk; past loss history, Shared National Credit (“SNC”) reviews and examination results from bank regulators. Loan grades for individual C&I, CRE and CRE construction loans are derived from analyzing two aspects of the risk factors in a particular loan, the obligor rating and the facility (collateral) rating. The obligor rating relates to a borrower's probability of default and the facility rating is utilized to estimate the anticipated loss in the event of default. These two ratings, which are based on RJ Bank's most recent two years historical loss data or historical long-term industry loss rates where RJ Bank has limited loss history, are considered in combination to derive the final C&I, CRE and CRE construction loan grades and allowance percentages.

For residential first mortgage, residential home equity and consumer loan classes, the qualitative factors considered when assigning loan grades and allowance percentages include loan performance trends, loan product parameters and qualification requirements, borrower credit scores at origination, occupancy (i.e., owner occupied, second home or investment property), documentation level, loan purpose, geographic concentrations, average loan size and loan policy exceptions. These qualitative measures, while considered and reviewed in establishing the allowance for loan losses, have generally not resulted in any quantitative adjustments to RJ Bank's historical loss rates. In addition to historical loss rates, the quantitative factors utilized for the performing residential mortgage loan portfolio include updated LTV ratios and expected home price changes. The allowance percentages for residential first mortgage, residential home equity and consumer loans are derived from estimates of the probability of default and loss given default (severity). These estimated loss rates are based on RJ Bank's historical loss data from the eight quarters prior to the respective quarter-end. RJ Bank segregates the non-classified loans in the residential loan classes, on a quarterly basis, based upon updated LTV data. RJ Bank obtains the most recently available information (generally on a quarter-lag) to estimate the current LTV ratios on the individual loans in the residential mortgage loan portfolio. Current LTVs are estimated, on a loan by loan basis, utilizing the initial appraisal obtained at the time of origination, adjusted for housing price changes that have occurred since origination using metropolitan statistical area indices. The value of the homes could vary from values derived from market indices due to changes in the condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. The product of the default and loss severity percentages is then applied to the balance of residential first mortgages and residential home equity loan balances, which have been further stratified by updated LTV in order to calculate the related allowance for loan losses.

As TDRs, regardless of the loan portfolio segment or accrual status, are impaired loans, RJ Bank evaluates its credit risk on an individual loan basis. The amount of impairment recorded on these loans is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, or if collateral dependent, based on the fair value of the collateral, less costs to sell. In addition, all redefaults (60 or more days delinquent subsequent to the loan's modification date) on TDRs are factored into each portfolio segments' allowance for loan losses. Qualitative information, such as geographic area and industry for TDRs and redefaulted TDRs, is considered and reviewed in the determination of expected loss rates as discussed above.

Index

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

Loan charge-off policies

C&I, CRE and CRE construction loans are monitored on an individual basis, and loan grades are reviewed at least quarterly to ensure they reflect the loan's current credit risk. When RJ Bank determines that it is likely a corporate loan will not be collected in full, the loan is evaluated for potential impairment. After consideration of the borrower's ability to restructure the loan, alternative sources of repayment, and other factors affecting the borrower's ability to repay the debt, the portion of the loan deemed to be a confirmed loss, if any, is charged-off. For collateral-dependent loans secured by real estate, the amount of the loan considered a confirmed loss and charged-off is generally equal to the difference between the recorded investment in the loan and the collateral's appraised value less estimated costs to sell. In instances where the individual loan under evaluation is agented by another bank, and where the agent bank has not ordered a timely update of an outdated appraisal, RJ Bank may make adjustments to previous appraised values for purposes of calculating specific reserves or taking partial charge-offs. These impaired loans are then considered to be in a workout status and we evaluate, on an ongoing basis, all factors relevant in determining the collectability and fair value of the loan. Appraisals on these impaired loans are obtained early in the impairment process as part of determining fair value and are updated as deemed necessary given the facts and circumstances of each individual situation. Certain factors such as guarantor recourse, additional borrower cash contributions or stable operations will mitigate the need for more frequent than annual appraisals. In its ongoing evaluation of each individual loan, RJ Bank may consider more frequent appraisals in locations where commercial property values are known to be experiencing a greater amount of volatility. For C&I loans, RJ Bank evaluates all sources of repayment, including the estimated liquidation value of collateral, to arrive at the amount considered to be a loss and charged off. Corporate banking and credit risk managers also hold a monthly meeting to review criticized loans (loans that are rated special mention or worse as defined by bank regulators, see Note 9 for further discussion). Additional charge-offs are taken when the value of the collateral changes or there is an adverse change in the expected cash flows.

The majority of RJ Bank's corporate loan portfolio is comprised of participations in either SNCs or other large syndicated loans in the U.S. or Canada. The SNCs are U.S. loan syndications totaling over $20 million that are shared between three or more regulated institutions. Most SNC loans are reviewed annually by the agent bank's regulator, a process in which the other participating banks have no involvement. Once the SNC annual regulatory review process is complete, RJ Bank receives a summary of the review of these SNC credits from the Office of the Comptroller of the Currency (“OCC”). This summary includes a synopsis of each loan's regulatory classification, loans that are designated for nonaccrual status and directed charge-offs. RJ Bank must be at least as critical with nonaccrual designations, directed charge-offs, and classifications as the OCC. This ensures that each bank participating in a SNC loan rates the loan at least as critical. Any classification changes may impact RJ Bank's reserves and charge-offs during the quarter that the SNC information is received from the OCC, however, these differences in classifications are generally minimal given the size of the SNC loan portfolio. The amount of such adjustments depend upon the classification and whether RJ Bank had the loan classified differently (either more or less critically) than the SNC review findings and, therefore, could result in higher, lower, or no change in loan loss provisions than previously recorded. RJ Bank incorporates into its ratings process any observed regulatory trends in the annual SNC exam process, but there will inherently be differences of opinion on individual credits due to the high degree of judgment involved. RJ Bank conforms to what it believes will be the regulators' view of individual credits in its ongoing credit evaluation process.

Index

Every residential mortgage and consumer loan over 60 days past due is reviewed by RJ Bank personnel monthly and documented in a written report detailing delinquency information, balances, collection status, appraised value and other data points. RJ Bank senior management meets monthly to discuss the status, collection strategy and charge-off/write-down recommendations on every residential mortgage or consumer loan over 60 days past due with charge-offs considered on residential mortgage loans once the loans are delinquent 90 days or more and then generally taken before the loan is 120 days past due. A charge-off is taken against the allowance for the difference between the loan amount and the amount that RJ Bank estimates will ultimately be collected, based on the value of the underlying collateral less estimated costs to sell. RJ Bank predominantly uses broker price opinions (“BPO”) for these valuations as access to the property is restricted during the collection and foreclosure process and there is insufficient data available for a full appraisal to be performed. BPOs contain relevant and timely sale comparisons and listings in the marketplace and, therefore, we have found these BPOs to be reasonable determinants of market value in lieu of appraisals and more reliable than an automated valuation tool or the use of tax assessed values. A full appraisal is obtained post-foreclosure. RJ Bank takes further charge-offs against the owned asset if an appraisal has a lower valuation than the original BPO, but does not reverse previously charged-off amounts if the appraisal is higher than the original BPO. If a loan remains in pre-foreclosure status for more than six months, an updated valuation is obtained and further charge-offs are taken against the allowance for loan losses, if necessary. In addition, these loans are reviewed in a monthly delinquency meeting jointly administered by RJ Bank's retail banking and credit risk managers.

Other assets

Due to its conversion to a national bank during the year ended September 30, 2012, RJ Bank purchased stock in the Federal Reserve Bank of Atlanta (the “FRB”) during the year in accordance with membership requirements. RJ Bank carries investments in stock of the FHLB and the FRB at cost. These investments are held in accordance with certain membership requirements, are restricted, and lack a market. FHLB and FRB stock can only be sold to the issuer or another member institution at its par value. RJ Bank annually evaluates its holdings in FHLB and FRB stock for potential impairment based upon its assessment of the ultimate recoverability of the par value of the stock. This annual evaluation is comprised of a review of the capital adequacy, liquidity position and the overall financial condition of the FHLB and FRB to determine the impact these factors have on the ultimate recoverability of the par value of the respective stock. Impairment evaluations are performed more frequently if events or circumstances indicate there may be impairment. Any cash dividends received are recognized as interest income in the Consolidated Statements of Income and Comprehensive Income.

We maintain investments in a significant number of company-owned life insurance policies utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans (see Notes 23 and 24 for information on the non-qualified deferred compensation plans).  The life insurance policies are carried at cash surrender value as determined by the insurer. See Note 10 for additional information.

Investments in real estate partnerships held by consolidated variable interest entities

Raymond James Tax Credit Funds, Inc., a wholly owned subsidiary of RJF (“RJTCF”), is the managing member or general partner in LIHTC funds, some of which require consolidation (refer to the separate discussion below of our policies regarding the evaluation of VIEs to determine if consolidation is required). These funds invest in housing project limited partnerships or limited liability companies (“LLCs”) which purchase and develop affordable housing properties qualifying for federal and state low-income housing tax credits. The balance presented is the investment in project partnership balance of all of the LIHTC funds which require consolidation. Additional information is presented below and in Note 11.

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

Index

Intangible assets

Identifiable intangible assets, which are amortized over their estimated useful lives on a straight-line method, are evaluated for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable.

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. Goodwill is evaluated for impairment at least annually or whenever indications of impairment exist. In the course of our evaluation of the potential impairment of goodwill, we may perform either a qualitative or a quantitative assessment. If we are able to conclude based upon our qualitative evaluation that goodwill associated with a reporting unit is not impaired, then no further analysis is performed. If we are unable to qualitatively conclude that no impairment has occurred, we perform a quantitative evaluation. In the case of a quantitative assessment, we estimate the fair value of the reporting unit which the goodwill that is subject to the quantitative analysis is associated (generally defined as the businesses for which financial information is available and reviewed regularly by management) and compare it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, we estimate the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit’s goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess. We have elected December 31 as our annual goodwill impairment evaluation date.

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

We record liabilities related to legal proceedings in trade and other payables. The determination of these liability amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of one of our employees or financial advisors; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the liability balance is adjusted as deemed appropriate by management. Lastly, each case is reviewed to determine if it is probable that insurance coverage will apply, in which case the liability is reduced accordingly. Any change in the liability amount is recorded in the consolidated financial statements and is recognized as either a charge, or a credit, to net income in that period. The actual costs of resolving legal proceedings may be substantially higher or lower than the recorded liability amounts for those matters. We expense our cost of defense related to such matters in the period they are incurred.

Share-based compensation

We account for share-based awards through the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The compensation cost is recognized over the requisite service period of the awards and is calculated as the market value of the awards on the date of the grant. See Note 23 for additional information. In addition, we account for share-based awards to our independent contractor financial advisors in accordance with guidance applicable to accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services and guidance applicable to accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock. Absent a specific performance commitment, share-based awards granted to our independent contractor financial advisors are measured at their vesting date fair value and their fair value estimated at reporting dates prior to that time. The compensation expense recognized each period is based on the most recent estimated value. Further, we classify these non-employee awards as liabilities at fair value upon vesting, with changes in fair value reported in earnings until these awards are exercised or forfeited. For purposes of measuring compensation expense these awards are revalued at each reporting date. See Note 24 for additional information. Compensation expense is recognized for all share-based compensation with future service requirements over the requisite service period using the straight-line method, and in certain instances, the graded attribution method.

Index

Deferred compensation plans

We maintain various deferred compensation plans for the benefit of certain employees and independent contractors that provide a return to the participant based upon the performance of various referenced investments. For certain of these plans, we invest directly, as a principal in such investments, related to our obligations to perform under the deferred compensation plans (see the “Other Investments” discussion within the financial instruments owned, financial instruments sold but not yet purchased and fair value section of this Note 2 for further discussion of these assets). For other such plans, including our Long Term Incentive Plan (“LTIP”) and our Wealth Accumulation Plan, we purchase and hold life insurance on the lives of certain current and former participants to earn a competitive rate of return for participants and to provide a source of funds available to satisfy our obligations under the plan. Compensation expense is recognized for all awards made under such plans with future service requirements over the requisite service period using the straight-line method. Changes in the value of the investments, as well as the expenses associated with the related deferred compensation plans, are recorded in compensation, commissions and benefits expense on our Consolidated Statements of Income and Comprehensive Income. See Note 23 for additional information.

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

Foreign currency translation

We consolidate our foreign subsidiaries and certain joint ventures in which we hold an interest. The statement of financial condition of the subsidiaries and joint ventures we consolidate are translated at exchange rates as of the period end. The statements of income are translated at an average exchange rate for the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in other comprehensive income and are thereafter presented in equity as a component of AOCI. The translation gains or losses related to RJ Bank's U.S. subsidiaries' net investment in their Canadian subsidiary are tax affected to the extent the Canadian subsidiary's earnings will be repatriated to the U.S.

Income taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year. We utilize the asset and liability method to provide income taxes on all transactions recorded in the consolidated financial statements. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on the tax rates that we expect to be in effect when the underlying items of income and expense are realized. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or liquidity. See Note 19 for further information on our income taxes.

Earnings per share (“EPS”)

Basic EPS is calculated by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Earnings available to common shareholders' represents Net Income Attributable to Raymond James Financial, Inc. reduced by the allocation of earnings and dividends to participating securities. Diluted EPS is similar to basic EPS, but adjusts for the dilutive effect of outstanding stock options by application of the treasury stock method.

Evaluation of VIEs to determine whether consolidation is required

A VIE requires consolidation by the entity's primary beneficiary. Examples of entities that may be VIEs include certain legal entities structured as corporations, partnerships or limited liability companies.

Index

We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary. We hold variable interests in the following VIE's: Raymond James Employee Investment Funds I and II (the “EIF Funds”), a trust fund established for employee retention purposes (“Restricted Stock Trust Fund”), certain LIHTC funds (“LIHTC Funds”), various other partnerships and LLCs involving real estate (“Other Real Estate Limited Partnerships and LLCs”), certain new market tax credit funds sponsored by affiliates of Morgan Keegan (“NMTC Funds”), and certain funds formed for the purpose of making and managing investments in securities of other entities (“Managed Funds”).

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

Prior year impact of the adoption of new accounting consolidation guidance

In the prior year, we adopted new accounting guidance regarding the consolidation of VIEs. This new guidance enacted changes in determining the primary beneficiary of a VIE and increased the frequency of required reassessments to determine whether an entity is the primary beneficiary of a VIE. Prior to this new accounting guidance, our determination of whether we were the primary beneficiary of a VIE was based upon whether we were the party to the VIE that absorbed a majority of the VIE's expected losses, received a majority of its expected residual returns, or both. As a result of the application of the new accounting guidance, during the year ended September 30, 2011, we:

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

Restricted Stock Trust Fund

We utilize a trust in connection with certain of our restricted stock unit awards. This trust fund was established and funded for the purpose of acquiring our common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of our Canadian subsidiary. We are deemed to be the primary beneficiary and, accordingly, consolidate this trust fund.

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

Index

Our determination of the primary beneficiary of each tax credit fund in which RJTCF has a variable interest requires judgment and is based on an analysis of all relevant facts and circumstances, including: (1) an assessment of the characteristics of RJTCF's variable interest and other involvements it has with the tax credit fund, including involvement of related parties and any de facto agents, as well as the involvement of other variable interest holders, namely, limited partners or investor members, and (2) the tax credit funds' purpose and design, including the risks that the tax credit fund was designed to create and pass through to its variable interest holders. In the design of tax credit fund VIEs, the overriding premise is that the investor members invest solely for tax attributes associated with the portfolio of low-income housing properties held by the fund, while RJTCF, as the managing member or general partner of the fund, is responsible for overseeing the fund's operations.

Non-guaranteed low-income housing tax credit funds

As the managing member or general partner of the fund, except for one guaranteed fund discussed below, RJTCF does not provide guarantees related to the delivery or funding of tax credits or other tax attributes to the investor members or limited partners of tax credit funds. The investor member(s) or limited partner(s) of the VIEs bear the risk of loss on their investment. Additionally, under the tax credit funds' designed structure, the investor member(s) or limited partner(s) receive nearly all of the tax credits and tax-deductible loss benefits designed to be delivered by the fund entity, as well as a majority of any proceeds upon a sale of a project partnership held by a tax credit fund (fund level residuals). RJTCF earns fees from the fund for its services in organizing the fund, identifying and acquiring the project partnership investments, ongoing asset management fees, and a share of any residuals arising from sale of project partnerships upon the termination of the fund.

The determination of whether RJTCF is the primary beneficiary of any of the non-guaranteed LIHTC Funds in which it holds a variable interest is primarily dependent upon: (1) the analysis of whether the other variable interest holders in the tax credit fund hold significant participating rights over the activities that most significantly impact the tax credit funds' economic performance, and/or (2) whether RJTCF has an obligation to absorb losses of, or the right to receive benefits from, the tax credit fund VIE which could potentially be significant to the fund.

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

See Note 20 for discussion of our commitments related to RJTCF.

Guaranteed LIHTC fund

In conjunction with one of the multi-investor tax credit funds in which RJTCF is the managing member, RJTCF has provided the investor members with a guaranteed return on their investment in the fund (the “Guaranteed LIHTC Fund”). As a result of this guarantee obligation, RJTCF has determined that it is the primary beneficiary of, and accordingly consolidates, this guaranteed multi-investor fund. See Note 20 for further discussion of the guarantee obligation.

Index

Other real estate limited partnerships and LLCs

We have a variable interest in several limited partnerships involved in various real estate activities in which one of our subsidiaries is either the general partner or a limited partner. In addition, RJ Bank often has a variable interest in LLCs involved in foreclosure or obtaining deeds in lieu of foreclosure, as well as the disposal of the collateral associated with impaired syndicated loans. Given that we do not have the power to direct the activities that most significantly impact the economic performance of these partnerships or LLCs, we have determined that we are not the primary beneficiary of these VIEs. Accordingly, we do not consolidate these partnerships or LLCs. The carrying value of our investment in these partnerships or LLCs represents our risk of loss.

New market tax credit funds

An affiliate of Morgan Keegan is the managing member of a number of NMTC Funds. NMTC Funds are organized as LLC's for the purpose of investing in eligible projects in qualified low-income areas or that serve qualified targeted populations. In return for making a qualified equity investment into the NMTC Fund, the Fund's investor member receives tax credits eligible to apply against their federal tax liability. These new market tax credits are taken by the investor member over a seven year period.

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

Managed Funds

One of our subsidiaries (a subsidiary of Howe Barnes) is the general partner in funds which we determined to be VIEs that we are not required to consolidate. We are not required to consolidate these funds since they each satisfy the conditions for deferral of the determination of who is the primary beneficiary and therefore, who has the obligation to consolidate. These funds meet the deferral criteria as: 1) these funds' primary business activity involves investment in the securities of other entities not under common management for current income, appreciation or both; 2) ownership in the funds is represented by units of investments to which proportionate shares of net assets can be attributed; 3) the assets of the funds are pooled to avail owners of professional management; 4) the funds are the primary reporting entities; and 5) the funds do not have an obligation (explicit or implicit) to fund losses of the entities that could be potentially significant.

Reclassifications

Certain prior period amounts, none of which are material, have been reclassified to conform to the current presentation.

Index

NOTE 3 – ACQUISITION OF MORGAN KEEGAN

As of the Closing Date, we applied the acquisition method of accounting to our acquisition of Morgan Keegan (as more fully described in Note 1).

Net assets acquired and consideration paid

The fair value of the assets acquired and liabilities assumed as of the Closing Date are reflected below (in thousands).

Cash and cash equivalents	$114,466
Assets segregated pursuant to regulations and other segregated assets	125,200
Securities purchased under agreements to resell and other collateralized financings	166,604
Financial instruments:
Trading instruments	504,477
Available for sale securities	122,309
Private equity	46,394
Other investments	198,639
Derivative instruments associated with offsetting matched book positions	402,954
Receivables:
Brokerage clients	365,567
Stock borrowed	16,020
Brokers-dealers and clearing organizations	281,255
Loans to financial advisors	71,362
Other	28,661
Deposits with clearing organizations	51,362
Prepaid expenses and other assets	244,500
Property and equipment	34,269
Acquired identifiable intangible assets	65,000
Goodwill	228,187
Trading instruments sold but not yet purchased	(216,094)
Securities sold under agreements to repurchase	(368,782)
Derivative instruments associated with offsetting matched book positions	(402,954)
Payables:
Brokerage client payables	(372,981)
Stock loaned	(8,307)
Brokers-dealers and clearing organizations	(12,171)
Trade and other	(321,265)
Accrued compensation, commissions and benefits	(176,585)
Net assets acquired at fair value	$1,188,087

The fair value of the consideration paid and the estimated net purchase price are as follows (in thousands):

Cash paid to Regions on the Closing Date	$1,211,097
Purchase price adjustment, cash received from Regions subsequent to the Closing Date(1)	(23,010)
Final purchase price consideration	$1,188,087

(1)	Results from the determination of the final Closing Date tangible book value of Morgan Keegan, as discussed below.

The total cash flow impact during fiscal year 2012 of a use of cash of $1.1 billion results from the $1.2 billion cash payment on the Closing Date offset by Morgan Keegan's Closing Date cash balance of $114 million and the $23 million purchase price adjustment paid to RJF by Regions resulting from the determination of the Closing Date tangible book value of Morgan Keegan.

Index

During the fourth quarter of fiscal year 2012, we completed our initial determinations of the fair values of the net assets acquired on the Closing Date. Accordingly, certain adjustments have been made to the fair values of net acquired assets as of the Closing Date from those preliminary estimates reported in our June 30, 2012 Form 10-Q. Among the most significant of these adjustments, we reduced our preliminary identifiable intangible asset valuation estimate by $19 million, a change which resulted from the completion of our valuations of such assets. The net changes in our preliminary valuation estimates of all other components of acquired net assets resulted in a $5.3 million increase in the value of net assets acquired. As a result of these adjustments, goodwill increased $13.7 million from the amount reported in our June 30, 2012 Form 10-Q.

Identifiable intangible assets

Identifiable intangible assets acquired in the Morgan Keegan acquisition and their respective useful lives are as follows:

Identified intangible asset description:	Asset amount (in thousands)	Weighted average useful lives (in yrs)
Customer relationships	$51,000	13.8
Developed technology	11,000	5.0
Trade names	2,000	1.0
Non-competition agreements	1,000	1.5
Total identified intangible assets	$65,000

See Note 13 for information regarding the amortization associated with the identifiable intangible assets.

Goodwill

The remaining consideration, after adjusting for the identified intangible assets and the net assets and liabilities recorded at fair value, is $228.2 million, which represents synergies resulting from combining the businesses, and is allocated to goodwill.

We elected to write-up to fair value, the tax basis of the acquired assets and liabilities assumed. As a result of this tax election, $65 million of the net deferred tax asset balance of Morgan Keegan as of the Closing Date is included in our allocation to goodwill. The goodwill arising from this transaction is attributable to our private client group and our capital markets segments (see Note 13 for additional information). The portion of goodwill that is amortizable for tax purposes is approximately $219 million.

Selected Unaudited Pro forma financial information

The following unaudited pro forma financial information assumes the acquisition had occurred at the beginning of each period presented. Our fiscal year 2012 results of operations include the operations of Morgan Keegan for the period from April 2, 2012 to September 30, 2012. Integration of both equity and fixed income capital markets operations of Morgan Keegan began immediately following the Closing Date which precludes the definitive determination of legacy Morgan Keegan results in those areas. Therefore, the results of the Morgan Keegan business, as acquired, does not exist as a discrete comparable entity within our reporting structure.

Pro forma results have been prepared by adjusting our historical results to include Morgan Keegan's results of operations adjusted for the following: amortization expense related to the identifiable intangible assets arising from the acquisition; interest expense to reflect the impact of senior notes issued in March 2012; incremental bonus expense resulting from the bonus agreements made for retention purposes to certain Morgan Keegan financial advisors, incremental compensation expense related to restricted stock units granted to certain executives and key revenue producers for retention purposes; our acquisition expenses; a $545 million goodwill impairment charge included in Morgan Keegan's pre-Closing Date financial statements directly resulting from the transaction; and the applicable tax effect of each adjustment described above. The weighted average common shares used in the computation of both pro forma basic and pro forma diluted earnings per share were adjusted to reflect that the issuance of additional RJF shares that occurred in February 2012 had been outstanding for the entirety of each respective period presented.

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

	Year ended
Pro forma results (Unaudited):	September 30, 2012	September 30, 2011	September 30, 2010
	($ in thousands except per share amounts)
Total net revenues	$4,319,533	$4,386,632	$3,978,836
Net income	$352,806	$319,083	$105,085	(1)
Net income per share:
Basic	$2.62	$2.32	$0.73	(1)
Diluted	$2.60	$2.32	$0.73	(1)

(1)	The operating results of Morgan Keegan for the twelve month period ending September 30, 2010 were adversely impacted by substantial litigation related expense.

Other items of significance

Under the terms of the Stock Purchase Agreement (the “SPA”), on the Closing Date RJF paid Regions approximately $1.2 billion in cash in exchange for the Morgan Keegan shares. This purchase price represented a $230 million premium over a preliminary estimate of tangible book value at closing of $970 million.  The SPA contemplated that Morgan Keegan would pay a cash dividend of $250 million to Regions prior to the closing of the transaction. However, the parties subsequently decided to defer payment of the dividend until after the closing, resulting in an increase in the book value of Morgan Keegan and therefore, the purchase price.  Following the closing, RJF received a cash dividend in the amount of $250 million from Morgan Keegan. Subsequent to the Closing Date, the parties to the SPA determined the final closing date tangible book value and Regions paid us approximately $23 million in settlement of the final purchase price. The SPA provided for a potential downward adjustment of the purchase price if certain revenue retention hurdles were not met during the 90 days following closing; such revenue retention hurdles were met as of July 2, 2012 and as a result there was no downward adjustment of the purchase price related to any revenue retention hurdles.

During April, 2012, RJF made approximately $136 million of loans to Morgan Keegan financial advisors and issued approximately 1.5 million of restricted stock units to certain key Morgan Keegan revenue producers as part of an employee retention program (see Note 23 for additional information on our employee benefit plans).  Concurrent with the execution of the SPA, RJF executed employment agreements with certain key members of the Morgan Keegan management team.

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

In our application of the acquisition method of accounting, we recorded an indemnification asset of approximately $198 million pertaining primarily to legal matters, which is included in other assets (see Note 10 for additional information), and the related liability is reflected in trade and other payables on our Consolidated Statements of Financial Condition. See Note 20 for discussion of the Morgan Keegan pre-Closing Date litigation matters.

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

Index

On the Closing Date, certain subsidiaries of RJF (the “Borrowers”) entered into a credit agreement (the “Regions Credit Agreement”) with Regions Bank, an Alabama banking corporation (the “Lender”).  On November 14, 2012, the outstanding balance on the Regions Credit Agreement was repaid, and a new credit agreement was executed with the Lender. See Note 17 for information regarding these borrowings.

One or more of Morgan Keegan’s affiliates are the general partner in private equity funds. As a result of the general partner interest, we are consolidating nine of the funds. Our share (inclusive of any related parties for purposes of this determination) of the ownership interest in the funds we are consolidating ranges from 9% to 100%. As a result of the consolidation, funds with total assets of approximately $116 million as of the Closing Date were consolidated. The portion of the consolidated funds equity that is attributable to others is approximately $78 million.

Acquisition related expenses

Acquisition related expenses are recorded in the Consolidated Statement of Income and Comprehensive Income and include certain incremental expenses arising solely as a result of our acquisition of Morgan Keegan.  During the year ended September 30, 2012, we incurred the following acquisition related expenses:

Year ended September 30, 2012
(in thousands)
Severance (1)	$20,939
Financial advisory fees	7,040
Integration costs	22,419
Bridge Financing Agreement fees	5,684
Legal	2,267
Other	935
Total acquisition related expenses	$59,284

(1)
Represents all costs associated with eliminating positions as a result of the Morgan Keegan acquisition, partially offset by the favorable impact arising from the forfeiture of any unvested accrued benefits.

NOTE 4 – CASH AND CASH EQUIVALENTS, ASSETS SEGREGATED PURSUANT TO REGULATIONS, AND DEPOSITS WITH CLEARING ORGANIZATIONS

Our cash and cash equivalents, assets segregated pursuant to regulations or other segregated assets, and deposits with clearing organization balances are as follows:

	September 30,
	2012	2011
	(in thousands)
Cash and cash equivalents:
Cash in banks	$1,973,897	$2,438,249
Money market investments	6,123	1,446
Total cash and cash equivalents (1)	1,980,020	2,439,695
Cash and securities segregated pursuant to federal regulations and other segregated assets (2)	2,784,199	3,548,683
Deposits with clearing organizations (3)	163,848	91,482
	$4,928,067	$6,079,860

(1)
The total amounts presented include cash and cash equivalents of $539 million and $471 million as of September 30, 2012 and 2011, respectively, which are either held directly by RJF, are on deposit at RJ Bank, or are otherwise invested by one of our subsidiaries on behalf of RJF.

(2)
Consists of cash maintained in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934. RJ&A and MK & Co., as a broker-dealers carrying client accounts, are subject to requirements related to maintaining cash or qualified securities in segregated reserve accounts for the exclusive benefit of their clients. Additionally, RJ Ltd. is required to hold client Registered Retirement Savings Plan funds in trust.

(3)	Consists of deposits of cash and cash equivalents or other short-term securities held by other clearing organizations or exchanges.

Index

NOTE 5 – FAIR VALUE

Assets and liabilities measured at fair value on a recurring and nonrecurring basis are presented below:

September 30, 2012	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of September 30, 2012
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$7	$346,030	$553		$—	$346,590
Corporate obligations	15,916	70,815	—		—	86,731
Government and agency obligations	10,907	156,492	—		—	167,399
Agency MBS and CMOs	1,085	104,084	—		—	105,169
Non-agency CMOs and ABS	—	1,986	29		—	2,015
Total debt securities	27,915	679,407	582		—	707,904
Derivative contracts	—	144,259	—		(93,259)	51,000
Equity securities	23,626	2,891	6		—	26,523
Other securities	864	12,131	5,850		—	18,845
Total trading instruments	52,405	838,688	6,438		(93,259)	804,272
Available for sale securities:
Agency MBS and CMOs	—	352,303	—		—	352,303
Non-agency CMOs	—	147,558	249		—	147,807
Other securities	12	—	—		—	12
ARS:
Municipals	—	—	123,559	(3)	—	123,559
Preferred securities	—	—	110,193		—	110,193
Total available for sale securities	12	499,861	234,001		—	733,874
Private equity investments	—	—	336,927	(4)	—	336,927
Other investments (5)	303,817	2,897	4,092		—	310,806
Derivative instruments associated with offsetting matched book positions	—	458,265	—		—	458,265
Other assets	—	—	—		—	—
Total assets at fair value on a recurring basis	$356,234	$1,799,711	$581,458		$(93,259)	$2,644,144

Assets at fair value on a nonrecurring basis:
Bank loans, net:
Impaired loans(6)	$—	$47,409	$46,383		$—	$93,792
Loans held for sale(7)	—	81,093	—		—	81,093
Total bank loans, net	—	128,502	46,383		—	174,885
OREO(8)	—	6,216	—		—	6,216
Total assets at fair value on a nonrecurring basis	$—	$134,718	$46,383		$—	$181,101

(continued on next page)

Index

September 30, 2012	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of September 30, 2012
	(in thousands)
	(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$—	$212	$—	$—	$212
Corporate obligations	33	12,355	—	—	12,388
Government obligations	199,501	587	—	—	200,088
Agency MBS and CMOs	556	—	—	—	556
Non-agency MBS and CMOs	—	121	—	—	121
Total debt securities	200,090	13,275	—	—	213,365
Derivative contracts	—	128,081	—	(124,979)	3,102
Equity securities	9,636	64	—	—	9,700
Other securities	—	6,269	—	—	6,269
Total trading instruments sold but not yet purchased	209,726	147,689	—	(124,979)	232,436
Derivative instruments associated with offsetting matched book positions	—	458,265	—	—	458,265
Trade and other payables:
Derivative contracts	—	1,370	—	—	1,370
Other	—	—	98	—	98
Total trade and other payables	—	1,370	98	—	1,468
Total liabilities at fair value on a recurring basis	$209,726	$607,324	$98	$(124,979)	$692,169

(1)
We had no transfers of financial instruments from Level 1 to Level 2 during the year ended September 30, 2012.  We had $541 thousand in transfers of financial instruments from Level 2 to Level 1 during the year ended September 30, 2012.  These transfers were a result of an increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(2)	Where permitted, we have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(3)	Includes $48 million of Jefferson County, Alabama Limited Obligation School Warrants ARS and $22 million of Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS.

(4)
Includes $224 million in private equity investments of which the weighted-average portion we own is approximately 28%.  Effectively, the economics associated with the portions of these investments we do not own become a component of noncontrolling interests on our Consolidated Statements of Financial Condition, and amounted to approximately $161 million of that total as of September 30, 2012.

(5)
Other investments include $185.3 million of financial instruments we hold that are related to MK & Co.'s obligations to perform under certain of its deferred compensation plans (see Note 23 for further information regarding these plans).

(6)
During the year ended September 30, 2012, we initially transferred $55 million of impaired loans from Level 3 to Level 2. The transfer was a result of the increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our analysis indicates that comparative sales data is a reasonable estimate of fair value, therefore, more consideration was given to this observable input.

(7)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(8)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Consolidated Statements of Financial Condition is net of the estimated selling costs.

Index

September 30, 2011	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of September 30, 2011
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$8	$164,019	$375		$—	$164,402
Corporate obligations	4,137	23,470	—		—	27,607
Government and agency obligations	22,620	13,486	—		—	36,106
Agency MBS and CMOs	31	147,726	—		—	147,757
Non-agency CMOs and ABS	—	49,069	50		—	49,119
Total debt securities	26,796	397,770	425		—	424,991
Derivative contracts	—	126,867	—		(88,563)	38,304
Equity securities	17,908	3,274	15		—	21,197
Other securities	816	7,463	—		—	8,279
Total trading instruments	45,520	535,374	440		(88,563)	492,771

Available for sale securities:
Agency MBS and CMOs	—	178,732	—		—	178,732
Non-agency CMOs	—	145,024	851		—	145,875
Other securities	10	—	—		—	10
ARS:
Municipals	—	—	79,524	(3)	—	79,524
Preferred securities	—	—	116,524		—	116,524
Total available for sale securities	10	323,756	196,899		—	520,665

Private equity investments	—	—	168,785	(4)	—	168,785
Other investments	123,421	63	2,087		—	125,571
Other assets	—	2,696	—		—	2,696
Total assets at fair value on a recurring basis	$168,951	$861,889	$368,211		$(88,563)	$1,310,488

Assets at fair value on a nonrecurring basis:
Bank loans, net (5)	$—	$39,621	$111,941	(7)	$—	$151,562
OREO(6)	—	11,278	—		—	11,278
Total assets at fair value on a nonrecurring basis	$—	$50,899	$111,941		$—	$162,840

(continued on next page)

Index

September 30, 2011	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of September 30, 2011
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

(2)	Where permitted, we have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(3)	Includes $53 million of Jefferson County, Alabama Limited Obligation School Warrants ARS and $19 million of Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS.

(4)
Includes $88 million in private equity investments of which the weighted-average portion we own is approximately 20%.  Effectively, the economics associated with the portions of these investments we do not own become a component of noncontrolling interests on our Consolidated Statements of Financial Condition, and amounted to approximately $70 million of that total as of September 30, 2011.

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

Index

The adjustment to fair value of the nonrecurring fair value measures for the year ended September 30, 2012 resulted in $21 million in additional provision for loan losses and $2 million in other losses.

Changes in Level 3 recurring fair value measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis is presented below:

Year ended September 30, 2012 Level 3 assets at fair value (in thousands)
Financial assets												Financial liabilities
	Trading instruments					Available for sale securities			Private equity and other investments			Payables- trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Other securities		Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other liabilities
Fair value September 30, 2011	$375	$50	$15	$—		$851	$79,524	$116,524	$168,785		$2,087	$(40)
Total gains (losses) for the year:
Included in earnings	89	(3)	11	(1,034)		(691)	(1,487)	(75)	36,098	(1)	296	(58)
Included in other comprehensive income	—	—	—	—		130	(7,651)	(1,528)	—		—	—
Purchases and contributions	553	—	18	16,268		—	56,344	66,915	162,795	(4)	2,276	—
Sales	(320)	—	(16)	(14,251)		—	—	—	—		—	—
Redemptions by issuer	—	—	—	—		—	(3,214)	(71,600)	—		—	—
Distributions	—	(18)	—	(1,710)		(41)	—	—	(30,751)		(567)	—
Transfers:
Into Level 3	—	—	156	6,577	(2)	—	43	—	—		—	—
Out of Level 3(3)	(144)	—	(178)	—		—	—	(43)	—		—	—
Fair value September 30, 2012	$553	$29	$6	$5,850		$249	$123,559	$110,193	$336,927		$4,092	$(98)

Change in unrealized gains (losses) for the year included in earnings (or changes in net assets) for assets held at the end of the year	$—	$9	$(5)	$(1,034)		$(691)	$(9,060)	$(1,528)	$36,098	(1)	$172	$—

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $15.2 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests' share of the net valuation adjustments was a gain of approximately $20.9 million.

(2)
During the year ended September 30, 2012, we transferred certain non-agency CMOs and ABS securities which were previously included in Level 2, into Level 3, due to a decrease in the availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.

(3)	The transfers out of Level 3 were a result of an increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.

(4)
Includes private equity investments of approximately $46 million arising from the Morgan Keegan acquisition and $97 million of other investments arising from the consolidation of certain of Morgan Keegan's private equity funds (see Note 3 for further information regarding the Morgan Keegan acquisition and the consolidation of some of the private equity funds they sponsor).

Index

Year ended September 30, 2011 Level 3 assets at fair value (in thousands)
Financial assets										Financial liabilities
	Trading instruments			Available for sale securities			Private equity and other investments			Payables-trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other liabilities
Fair value September 30, 2010	$6,275	$3,930	$3,025	$1,011	$—	$—	$161,230		$45	$(46)
Total gains (losses) for the year:
Included in earnings	(397)	1,318	(176)	121	—	—	10,683	(1)	(160)	6
Included in other comprehensive income	—	—	—	155	—	—	—		—	—
Purchases,and contributions	1,050	12	688	—	73,213	131,255	14,027		1,932	—
Sales	(305)	(5,210)	(1,225)	(436)	—	—	—		(191)	—
Redemptions by issuer	—	—	(1,125)	—	—	(15,925)	—		—	—
Distributions	—	—	—				(16,694)		—
Transfers:
Into Level 3 (2)	—	—	—	—	6,311	1,194	—		461	—
Out of Level 3 (2)	(6,248)	—	(1,172)	—	—	—	(461)		—	—
Fair value September 30, 2011	$375	$50	$15	$851	$79,524	$116,524	$168,785		$2,087	$(40)

Change in unrealized gains (losses) for the year included in earnings (or changes in net assets) for assets held at the end of the year	$203	$(99)	$(23)	$(81)	$—	$—	$(8)		$(143)	$—

(1)
Primarily results from valuation adjustments of certain private equity investments. Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $6 million which is included in net income attributable to RJF (after noncontrolling interests). The noncontrolling interests' share of the net valuation adjustments was a gain of approximately $4.7 million.

(2)
During fiscal year 2011, ARS positions we held in trading instruments which were repurchased from clients in individual settlements prior to the June, 2011 ARS settlement were transferred into available for sale securities. In addition, certain investments held by our Canadian subsidiary were reclassified from private equity investments to other investments. In all periods presented, these positions were considered Level 3 assets in the fair value hierarchy.

Index

Year ended September 30, 2010 Level 3 assets at fair value (in thousands)
Financial assets										Financial liabilities
	Trading instruments					Available for sale securities	Private equity and other investments			Payables-trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Derivative contracts	Equity securities	Other securities	Non- agency CMOs	Private equity investments		Other investments	Other liabilities
Fair value September 30, 2009	$5,316	$10,915	$222	$—	$919	$2,596	$142,671		$227	$(59)
Total gains (losses) for the year:
Included in earnings	1,929	(547)	(222)	(44)	720	(2,844)	13,652	(1)	243	13
Included in other comprehensive income	—	—	—	—	—	1,652	—		—	—
Purchases, issuances and settlements	(6,545)	(6,438)	—	2,669	7	(393)	4,907		(425)	—
Transfers:
Into Level 3	5,575	—	—	400	—	—	—		—	—
Out of Level 3	—	—	—	—	(1,646)	—	—		—	—
Fair value September 30, 2010	$6,275	$3,930	$—	$3,025	$—	$1,011	$161,230		$45	$(46)

Change in unrealized gains (losses) for the year included in earnings (or changes in net assets) for assets held at the end of the year	$—	$174	$—	$5	$720	$(2,844)	$13,652		$(5)	$—

(1)
Primarily results from valuation adjustments of certain private equity investments. Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $3.5 million which is included in net income attributable to RJF (after noncontrolling interests). The noncontrolling interests' share of the net valuation adjustments was a gain of approximately $10.2 million.

As of September 30, 2012, 12.5% of our assets and 4.0% of our liabilities are instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of September 30, 2012 represent 22% of our assets measured at fair value. In comparison as of September 30, 2011, 7.3% and 0.5% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of September 30, 2011 represented 28% of our assets measured at fair value. Although the balances of our level 3 assets have increased compared to September 30, 2011, primarily as a result of increases in ARS and private equity investments resulting from our acquisition of Morgan Keegan (see Note 3 for further information on this acquisition), level 3 instruments as a percentage of total financial instruments decreased as compared to September 30, 2011. Total financial instruments, primarily trading instruments, derivative instruments associated with offsetting matched book positions, and other investments which are not level 3 financial instruments also increased as a result of the Morgan Keegan acquisition, favorably impacting the percentage calculation.

Index

Gains and losses included in earnings are presented in net trading profits and other revenues in our Consolidated Statements of Income and Comprehensive Income as follows:

For the year ended September 30, 2012	Net trading profits	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(937)	$34,083
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(1,030)	$24,991

For the year ended September 30, 2011	Net trading profits	Other revenues
	(in thousands)
Total gains included in revenues	$745	$10,650
Change in unrealized (losses) gains for assets held at the end of the reporting period	$81	$(232)

For the year ended September 30, 2010	Net trading profits	Other revenues
	(in thousands)
Total gains included in revenues	$2,056	$10,844
Change in unrealized (losses) gains for assets held at the end of the reporting period	$897	$10,805

Index

Quantitative information about level 3 fair value measurements

The significant assumptions used in the valuation of level 3 financial instruments are as follows (the table that follows includes the significant majority of the financial instruments we hold that are classified as level 3 measures):

Level 3 financial instrument	Fair value at September 30, 2012 (in thousands)	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements:
Available for sale securities:
ARS:
Municipals	$48,078	Probability weighted internal scenario model:
		Scenario 1 - recent trades	Observed trades (in inactive markets) of in-portfolio securities as well as observed trades (in active markets) of other comparable securities	60% of par - 60% of par (60% of par)
		Scenario 2 - scenario of potential outcomes	Par value of scenario based possible outcomes(a)	70% of par - 99% of par (87% of par)
			Weighting assigned to weighted average of scenario 1	40% - 60% (50%)
			Weighting assigned to weighted average of scenario 2	60% - 40% (50%)
	$21,824	Recent trades	Observed trades (in inactive markets) of in-portfolio securities as well as observed trades of other comparable securities (in inactive markets)	56% of par - 106% of par (65% of par)
			Comparability adjustments(b)	+/- 5% of par (+/- 5% of par)
	$53,657	Discounted cash flow	Average discount rate(c)	2.98% of par - 7.21% of par (4.57% of par)
			Average interest rates applicable to future interest income on the securities(d)	0.33% of par - 5.69% of par (2.49% of par)
			Prepayment year(e)	2014 - 2039 (2021)
Preferred securities	$110,193	Discounted cash flow	Average discount rate(c)	3.77% of par - 5.69% of par (4.84% of par)
			Average interest rates applicable to future interest income on the securities(d)	1.46% of par - 2.78% of par (2.01% of par)
			Prepayment year(e)	2013 - 2021 (2018)
Private equity investments:	$103,620	Market comparable	EBITDA multiple(f)	6.5 - 6.5 (6.5)
		companies	Projected EBITDA growth(g)	5.2% - 5.2% (5.2%)
	$39,194	Discounted cash flow	Discount rate	14% - 15% (14%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2014 - 2015 (2014)
	$194,113	Transaction price or other investment-specific events(h)	Not meaningful(h)	Not meaningful(h)
Nonrecurring measurements:
Impaired loans: residential	$23,694	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.7 yrs.)
Impaired loans: corporate	$22,689	Appraisal, discounted cash flow, or distressed enterprise value(i)	Not meaningful(i)	Not meaningful(i)

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

(i)
The valuation techniques used for the impaired corporate loan portfolio as of September 30, 2012 were appraisals less selling costs for the collateral dependent loans, and either discounted cash flows or distressed enterprise value for the remaining impaired loans that are not collateral dependent.

Qualitative disclosure about unobservable inputs

For our recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs are described below:

Auction rate securities:

One of the significant unobservable inputs used in the fair value measurement of auction rate securities presented within our available for sale securities portfolio relates to judgments regarding whether the level of observable trading activity is sufficient to conclude markets are active.  Where insufficient levels of trading activity are determined to exist as of the reporting date, then management’s assessment of how much weight to apply to trading prices in inactive markets versus management’s own valuation models could significantly impact the valuation conclusion.  The valuation of the securities impacted by changes in management’s assessment of market activity levels could be either higher or lower, depending upon the relationship of the inactive trading prices compared to the outcome of management’s internal valuation models.

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

Index

Private equity investments:

The significant unobservable inputs used in the fair value measurement of private equity investments relate to the financial performance of the investment entity and the market's required return on investments from entities in industries in which we hold investments.  Significant increases (or decreases) in our investment entities’ future economic performance will have a directly proportional impact on the valuation results.  The value of our investment moves inversely with the market’s expectation of returns from such investments.  Should the market require higher returns from industries in which we are invested, all other factors held constant, our investments will decrease in value.  Should the market accept lower returns from industries in which we are invested, all other factors held constant, our investments will increase in value.

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of September 30, 2012 and 2011, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

Other fair value disclosures

Many, but not all, of the financial instruments we hold are recorded at fair value in the Consolidated Statements of Financial Condition.

The following represent financial instruments in which the ending balance at September 30, 2012 and 2011 are not carried at fair value on our Consolidated Statements of Financial Condition:

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

Receivables and other assets: Brokerage client receivables, receivables from broker-dealers and clearing organizations, stock borrowed receivables, other receivables, FHLB and FRB stock and certain other assets are recorded at amounts that approximate fair value. Cost was determined to be the estimated fair value of the FHLB and FRB stock. In addition, RJ Bank holds a small Community Reinvestment Act investment for which cost approximates fair value.

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

Index

Off-balance sheet financial instruments: The fair value of unfunded commitments to extend credit is based on a methodology similar to that described above for loans and further adjusted for the probability of funding. The fair value of these unfunded lending commitments in addition to the fair value of other off-balance sheet financial instruments are not material and, therefore, are excluded from the table below. See Note 26 for further discussion of off-balance sheet financial instruments.

For those financial instruments where the fair value is not reflected on the Consolidated Statements of Financial Condition, we have estimated their fair value in part based upon our assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimated fair values. Accordingly, the net realizable values could be materially different from the estimates presented below. In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of RJF as a whole. We are not required to disclose either the fair value of nonfinancial instruments including property, equipment and leasehold improvements, nor are we required to disclose the fair value of intangible assets including identifiable intangible assets and goodwill.

The estimated fair values by level within the fair value hierarchy and the carrying amounts of our financial instruments that are not carried at fair value are as follows:

September 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
	(in thousands)
Financial assets:
Bank loans, net(1)	$—	$80,227	$7,803,328	$7,883,555	$7,816,627

Financial liabilities:
Bank deposits	$—	$8,280,834	$329,966	$8,610,800	$8,599,713
Corporate debt	$384,440	$962,610	$—	$1,347,050	$1,329,093

(1)	Excludes all impaired loans and loans held for sale which have been recorded at fair value in the Consolidated Statement of Financial Condition at September 30, 2012.

The estimated fair values and the carrying amounts of our financial instruments that are not carried at fair value as of September 30, 2011 are as follows:

September 30, 2011	Estimated fair value	Carrying amount
	(in thousands)
Financial assets:
Bank loans, net	$6,596,439	$6,547,914
Financial liabilities:
Bank deposits	$7,745,607	$7,739,322
Corporate debt	$675,509	$611,968

Index

NOTE 6 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	September 30, 2012		September 30, 2011
	Trading instruments	Instruments sold but not yet purchased	Trading instruments	Instruments sold but not yet purchased
	(in thousands)
Municipal and provincial obligations	$346,590	$212	$164,402	$607
Corporate obligations	86,731	12,388	27,607	5,625
Government and agency obligations	167,399	200,088	36,106	56,472
Agency MBS and CMOs	105,169	556	147,757	159
Non-agency CMOs and ABS	2,015	121	49,119	—
Total debt securities	707,904	213,365	424,991	62,863

Derivative contracts (1)	51,000	3,102	38,304	6,588
Equity securities	26,523	9,700	21,197	6,699
Other securities	18,845	6,269	8,279	—
Total	$804,272	$232,436	$492,771	$76,150

(1)
Represents the derivative contracts held for trading purposes. For the year ended September 30, 2012, this balance does not include all derivative instruments since the derivative instruments associated with offsetting matched book positions arising from Morgan Keegan's business operations are included in separate line items on our Consolidated Statements of Financial Condition. See Note 18 for further information regarding all of our derivative transactions.

See Note 5 for additional information regarding the fair value of trading instruments and trading instruments sold but not yet purchased.

NOTE 7 – AVAILABLE FOR SALE SECURITIES

Available for sale securities are comprised of MBS and CMOs owned by RJ Bank, ARS and certain equity securities owned by our non-broker-dealer subsidiaries.

During the year ended September 30, 2012, as a component of the Morgan Keegan acquisition (see Note 3 for further information), we acquired additional ARS on the Closing Date which had a fair value of $122.3 million.

During the fiscal year ended September 30, 2011, as a result of the resolution of certain ARS matters, $245 million of par value ARS were purchased from current or former clients as a result of a settlement agreement; $16 million of the repurchased ARS were redeemed at par by the issuer subsequent to their purchase and prior to September 30, 2011. The fair value of the ARS repurchased was $205 million; the $40 million excess of the par value over the fair value of the ARS repurchased was accounted for as a component of the loss on auction rate securities repurchased on our Consolidated Statements of Income and Comprehensive Income for the year ended September 30, 2011.

No available for sale securities were sold during the year ended September 30, 2012. There were proceeds of $13.8 million from the sale of available for sale securities during the year ended September 30, 2011, which resulted in total losses of $209 thousand.

During the year ended September 30, 2012, ARS with an aggregate par value of approximately $75 million were redeemed by their issuer at par, resulting in a gain of $360 thousand.

Index

The amortized cost and fair values of available for sale securities are as follows:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
September 30, 2012
Available for sale securities:
Agency MBS and CMOs	$350,568	$1,938	$(203)	$352,303
Non-agency CMOs (1)	166,339	23	(18,555)	147,807
Total RJ Bank available for sale securities	516,907	1,961	(18,758)	500,110

Auction rate securities:
Municipal obligations (2)	131,208	813	(8,462)	123,559
Preferred securities (3)	111,721	12,226	(13,754)	110,193
Total auction rate securities	242,929	13,039	(22,216)	233,752

Other securities	3	9	—	12
Total available for sale securities	$759,839	$15,009	$(40,974)	$733,874

September 30, 2011
Available for sale securities:
Agency MBS and CMOs	$178,120	$639	$(27)	$178,732
Non-agency CMOs (4)	192,956	—	(47,081)	145,875
Total RJ Bank available for sale securities	371,076	639	(47,108)	324,607

Auction rate securities:
Municipal obligations	79,524	—	—	79,524
Preferred securities	116,524	—	—	116,524
Total auction rate securities	196,048	—	—	196,048

Other securities	3	7	—	10
Total available for sale securities	$567,127	$646	$(47,108)	$520,665

September 30, 2010
Available for sale securities:
Agency MBS and CMOs	$217,516	$559	$(196)	$217,879
Non-agency CMOs (5)	252,522	16	(50,968)	201,570
Other securities	5,000	3	—	5,003
Total RJ Bank available for sale securities	475,038	578	(51,164)	424,452

Other securities	3	6	—	9
Total available for sale securities	$475,041	$584	$(51,164)	$424,461

(1)	As of September 30, 2012, the non-credit portion of OTTI recorded in AOCI was $15.5 million (before taxes).

(2)	As of September 30, 2012, the non-credit portion of OTTI recorded in AOCI was $7.6 million (before taxes).

(3)	As of September 30, 2012, the non-credit portion of OTTI recorded in AOCI was $1.5 million (before taxes).

(4)	As of September 30, 2011, the non-credit portion of OTTI recorded in AOCI was $37.9 million (before taxes).

(5)	As of September 30, 2010, the non-credit portion of OTTI recorded in AOCI was $36.1 million (before taxes).

See Note 5 for additional information regarding the fair value of available for sale securities.

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

	September 30, 2012
	Within one year	After one but within five years	After five but within ten years	After ten years	Total
	($ in thousands)
Agency MBS & CMOs:
Amortized cost	$—	$69	$83,981	$266,518	$350,568
Carrying value	—	69	84,312	267,922	352,303
Weighted-average yield	—	0.34%	0.44%	0.99%	0.86%

Non-agency CMOs:
Amortized cost	$—	$—	$—	$166,339	$166,339
Carrying value	—	—	—	147,807	147,807
Weighted-average yield	—%	—%	—	3.07%	3.07%

Sub-total agency MBS & CMOs and non-agency CMOs:
Amortized cost	$—	$69	$83,981	$432,857	$516,907
Carrying value	—	69	84,312	415,729	500,110
Weighted-average yield	—	0.34%	0.44%	1.73%	1.51%

Auction rate securities:
Municipal obligations
Amortized cost	$—	$—	$8,653	$122,555	$131,208
Carrying value	—	—	7,786	115,773	123,559
Weighted-average yield	—	—	0.44%	0.66%	0.65%

Preferred securities:
Amortized cost	$—	$—	$—	$111,721	$111,721
Carrying value	—	—	—	110,193	110,193
Weighted-average yield	—	—	—	0.44%	0.44%

Sub-total auction rate securities:
Amortized cost	$—	$—	$8,653	$234,276	$242,929
Carrying value	—	—	7,786	225,966	233,752
Weighted-average yield	—	—	0.44%	0.56%	0.55%

Other securities:
Amortized cost	$—	$—	$—	$3	$3
Carrying value	—	—	—	12	12

Total available for sale securities:
Amortized cost	$—	$69	$92,634	$667,136	$759,839
Carrying value	—	69	92,098	641,707	733,874
Weighted-average yield	—	0.34%	0.44%	1.32%	1.20%

Index

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2012
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$43,792	$(193)	$4,362	$(10)	$48,154	$(203)
Non-agency CMOs	—	—	146,591	(18,555)	146,591	(18,555)
ARS municipal obligations	85,526	(8,462)	—	—	85,526	(8,462)
ARS preferred securities	92,439	(13,754)	—	—	92,439	(13,754)
Total	$221,757	$(22,409)	$150,953	$(18,565)	$372,710	$(40,974)

	September 30, 2011
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$23,366	$(6)	$17,702	$(21)	$41,068	$(27)
Non-agency CMOs	1,345	(93)	144,530	(46,988)	145,875	(47,081)
Total	$24,711	$(99)	$162,232	$(47,009)	$186,943	$(47,108)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS and CMOs. At September 30, 2012, of the 11 of our U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, seven were in a continuous unrealized loss position for less than 12 months. Four were for 12 months or more.  We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

Non-agency CMOs

All individual non-agency securities are evaluated for OTTI on a quarterly basis.  Only those non-agency CMOs whose amortized cost basis we do not expect to recover in full are considered to be other than temporarily impaired as we have the ability and intent to hold these securities to maturity.  To assess whether the amortized cost basis of non-agency CMOs will be recovered, RJ Bank performs a cash flow analysis for each security.  This comprehensive process considers borrower characteristics and the particular attributes of the loans underlying each security.  Loan level analysis includes a review of historical default rates, loss severities, liquidations, prepayment speeds and delinquency trends.  In addition to historical details, home prices and economic outlook are considered to derive the assumptions utilized in the discounted cash flow model to project security specific cash flows, which factors in the amount of credit enhancement specific to the security.  The difference between the present value of the cash flows expected and the amortized cost basis is the credit loss and is recorded as OTTI.

The significant assumptions used in the cash flow analysis of non-agency CMOs are as follows:

	September 30, 2012
	Range	Weighted- average (1)
Default rate	0% - 29.4%	12.28%
Loss severity	15.5% - 64.9%	43.90%
Prepayment rate	0% - 30.5%	7.15%

(1) Represents the expected activity for the next twelve months.

Index

At September 30, 2012, 24 of the 25 non-agency CMOs were in a continuous unrealized loss position and all were in that position for 12 months or more.  As of September 30, 2012 and including subsequent ratings changes, $33 million of the non-agency CMOs were rated investment grade by at least one rating agency, and $114.8 million were rated less than investment grade, which ranged from B to D.  Given the comprehensive analysis process utilized, these ratings are not a significant factor in the overall OTTI evaluation process.

Based on the expected cash flows derived from the model utilized in our analysis, we expect to recover all unrealized losses not already recorded in earnings on our non-agency CMOs. However, it is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in the cash flows expected to be collected on these securities and potential future OTTI losses. As residential mortgage loans are the underlying collateral of these securities, the unrealized losses at September 30, 2012 reflect the lack of liquidity and uncertainty in the markets.

ARS

Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them. Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired as we have the ability and intent to hold these securities to maturity.

Within our municipal ARS holdings, we hold Jefferson County, Alabama Limited Obligation School Warrants ARS (“Jeff Co. Schools ARS”) and Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS (“Jeff Co. Sewers ARS”).  During fiscal year 2012, Jefferson County, Alabama filed a voluntary petition for relief under Chapter 9 of the U.S. Bankruptcy Code in the U.S. District Court for the Northern District of Alabama; this proceeding is on-going.  During the year ended September 30, 2012, unrealized losses arose for both the Jeff Co. Schools ARS and the Jeff Co. Sewers ARS based upon a decrease in the fair values of these securities.  Based upon the available information as of September 30, 2012, we prepared cash flow forecasts for the purpose of determining the amount of any OTTI related to credit losses. Refer to the following section for the amount of OTTI related to credit losses which we determined regarding these ARS holdings.

Within our ARS preferred securities, we analyze the credit ratings associated with each security as an indicator of potential credit impairment. As of September 30, 2012 and including subsequent ratings changes, all of the ARS preferred securities were rated investment grade by at least one rating agency. Given that these ARS are by their design variable rate securities tied to short-term interest rates, decreases in projected future short-term interest rates have a negative impact on projected cash flows, and potentially a negative impact on the fair value. The unrealized losses at September 30, 2012 were primarily due to a decrease in projected future short-term interest rates, which resulted in a lower fair value. We expect to recover the entire amortized cost basis of the ARS preferred securities we hold. At September 30, 2012, we concluded that none of the OTTI within our portfolio of ARS preferred securities related to credit losses.

Other-than-temporarily impaired securities

Although there is no intent to sell either our ARS or our non-agency CMOs and it is not more likely than not that we will be required to sell these securities, we do not expect to recover the entire amortized cost basis of certain securities within these portfolios.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available for sale securities are as follows:

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Amount related to credit losses on securities we held at the beginning of the year	$22,306	$18,816	$17,762
Additions to the amount related to credit loss for which an OTTI was not previously recognized	1,409	240	5,166
Decreases to the amount related to credit loss for securities sold during the year	—	(6,744)	—
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	3,866	9,994	6,864
Decreases to the amount related to credit losses for worthless securities	—	—	(10,976)
Amount related to credit losses on securities we held at the end of the year	$27,581	$22,306	$18,816

Index

With respect to certain non-agency CMO's for the year ended September 30, 2012 credit losses for which an OTTI was previously recognized were primarily due to high loss severities on individual loan collateral and the expected continuation of high default levels and collateral losses into calendar year 2013.

With respect to the municipal ARS for the year ended September 30, 2012, credit losses related to securities for which an OTTI was not previously recognized arise from Jeff Co. Sewers ARS and Jeff Co. Schools ARS, and reflect the portion of our amortized cost basis that we do not expect to receive based upon the present value of our projected cash flows for each security.

NOTE 8 - RECEIVABLES FROM AND PAYABLES TO BROKERAGE CLIENTS

Receivables from brokerage clients

Receivables from brokerage clients include amounts arising from normal cash and margin transactions and fees receivable. Margin receivables are collateralized by securities owned by brokerage clients. Such collateral is not reflected in the accompanying consolidated financial statements. The amount receivable from clients is as follows:

	September 30,
	2012	2011
	(in thousands)
Brokerage client receivables	$2,067,207	$1,719,008
Allowance for doubtful accounts	(90)	(2,180)
Brokerage client receivables, net	$2,067,117	$1,716,828

Payables to brokerage clients

Payables to brokerage clients include brokerage client funds on deposit awaiting reinvestment. The following table presents a summary of such payables:

	September 30,
	2012	2011
Brokerage client payables:	(in thousands)
Interest bearing	$4,299,640	$4,420,283
Non-interest bearing	285,016	270,131
Total brokerage client payables	$4,584,656	$4,690,414

NOTE 9 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by RJ Bank and include C&I loans, commercial and residential real estate loans, as well as consumer loans. These receivables are collateralized by first or second mortgages on residential or other real property, other assets of the borrower, or are unsecured.

We segregate our loan portfolio into five loan portfolio segments: C&I, CRE, CRE construction, residential mortgage and consumer. These portfolio segments also serve as the portfolio loan classes for purposes of credit analysis, except for residential mortgage loans which are further disaggregated into residential first mortgage and residential home equity classes.

Index

The following table presents the balances for both the held for sale and held for investment loan portfolios as well as the associated percentage of each portfolio segment in RJ Bank's total loan portfolio:

	September 30, 2012		September 30, 2011		September 30, 2010
	Balance	%	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	$160,515	2%	$102,236	2%	$6,114	—
Loans held for investment:
C&I loans	5,018,831	61%	4,100,939	61%	3,232,723	52%
CRE construction loans	49,474	1%	29,087	—	65,512	1%
CRE loans	936,450	11%	742,889	11%	937,669	15%
Residential mortgage loans	1,691,986	21%	1,756,486	26%	2,015,331	32%
Consumer loans	352,495	4%	7,438	—	23,940	—
Total loans held for investment	8,049,236		6,636,839		6,275,175
Net unearned income and deferred expenses	(70,698)		(45,417)		(39,276)
Total loans held for investment, net(1)	7,978,538		6,591,422		6,235,899

Total loans held for sale and investment	8,139,053	100%	6,693,658	100%	6,242,013	100%
Allowance for loan losses	(147,541)		(145,744)		(147,084)
Bank loans, net	$7,991,512		$6,547,914		$6,094,929

	September 30, 2009		September 30, 2008
	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	40,484	1%	$524	—
Loans held for investment:
C&I loans	3,079,916	46%	3,411,963	47%
CRE construction loans	163,951	2%	346,691	5%
CRE loans	1,080,160	16%	842,766	12%
Residential mortgage loans	2,396,995	36%	2,599,042	36%
Consumer loans	22,816	—	23,778	—
Total loans held for investment	6,743,838		7,224,240
Net unearned income and deferred expenses	(40,077)		(41,382)
Total loans held for investment, net(1)	6,703,761		7,182,858

Total loans held for sale and investment	6,744,245	100%	7,183,382	100%
Allowance for loan losses	(150,272)		(88,155)
Bank loans, net	$6,593,973		$7,095,227

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

RJ Bank originated or purchased $903.2 million, $354.9 million and $251.8 million of loans held for sale for the years ended September 30, 2012, 2011 and 2010, respectively .  There were proceeds from the sale of held for sale loans of $183.6 million, $93.2 million and $121.4 million for the years ended September 30, 2012, 2011 and 2010, respectively, resulting in net gains of $1.7 million, $830 thousand and $356 thousand, respectively.  Unrealized losses recorded in the Consolidated Statements of Income and Comprehensive Income to reflect the loans held for sale at the lower of cost or market value were $1.2 million, $719 thousand and $85 thousand for the years ended September 30, 2012, 2011 and 2010.

Index

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	Year ended September 30,
	2012			2011
	Purchases		Sales	Purchases	Sales
	(in thousands)
C&I loans	$470,859	(1)	$85,090	$156,475	$57,209
CRE construction loans	31,074	(1)	—	—	—
CRE loans	121,245	(1)	—	2,630	—
Residential mortgage loans	38,220		—	91,745	—
Consumer loans	185,026	(2)	—	—	—
Total	$846,424		$85,090	$250,850	$57,209

(1)
Includes a total of $367 million for a Canadian loan portfolio purchased during the year ended September 30, 2012, which was comprised of $219 million C&I, $31 million of CRE construction and $117 million of CRE loans.

(2)	Represents loans primarily secured by marketable securities.

The following table presents the comparative data for nonperforming loans held for investment and total nonperforming assets:

	As of September 30,
	2012	2011	2010	2009	2008
	($ in thousands)
Nonaccrual loans:
C&I loans	$19,517	$25,685	$—	$—	$—
CRE loans	8,404	15,842	67,071	73,961	37,462
Residential mortgage loans:
First mortgage loans	78,372	90,992	80,754	54,986	14,571
Home equity loans/lines	367	67	71	111	—
Total nonaccrual loans	106,660	132,586	147,896	129,058	52,033

Accruing loans which are 90 days past due:
CRE loans	—	—	830	12,461	—
Residential mortgage loans:
First mortgage loans	—	690	5,098	16,863	6,113
Home equity loans/lines	—	47	159	—	18
Total accruing loans which are 90 days past due	—	737	6,087	29,324	6,131
Total nonperforming loans	106,660	133,323	153,983	158,382	58,164

Real estate owned and other repossessed assets, net:
CRE	4,902	7,707	19,486	4,646	1,928
Residential:
First mortgage	3,316	6,852	8,439	4,045	2,216
Home equity	—	13	—	—	—
Total	8,218	14,572	27,925	8,691	4,144
Total nonperforming assets, net	$114,878	$147,895	$181,908	$167,073	$62,308
Total nonperforming assets, net as a % of RJ Bank total assets	1.18%	1.64%	2.48%	2.10%	0.66%

The table of nonperforming assets above excludes $12.9 million, $10.3 million, $8.2 million and $1.3 million as of September 30, 2012, 2011, 2010 and 2009 respectively, of residential TDRs which were returned to accrual status in accordance with our policy. There were no TDRs excluded from the table above for the year ended September 30, 2008.

As of September 30, 2012 and September 30, 2011, RJ Bank had no outstanding commitments on nonperforming loans.

Index

The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $4.3 million, $5.1 million and $7.9 million for the years ended September 30, 2012, 2011 and 2010 respectively.  The interest income recognized on nonperforming loans was $1.8 million, $1.2 million and $1.3 million for the years ended September 30, 2012, 2011 and 2010.

The following table presents an analysis of the payment status of loans held for investment:

	30-59 days	60-89 days	90 days or more	Total past due	Current	Total loans held for investment (1)
	(in thousands)
As of September 30, 2012:
C&I loans	$222	$—	$—	$222	$5,018,609	$5,018,831
CRE construction loans	—	—	—	—	49,474	49,474
CRE loans	—	—	4,960	4,960	931,490	936,450
Residential mortgage loans:
First mortgage loans	7,239	3,037	49,476	59,752	1,607,156	1,666,908
Home equity loans/lines	88	250	—	338	24,740	25,078
Consumer loans	—	—	—	—	352,495	352,495
Total loans held for investment, net	$7,549	$3,287	$54,436	$65,272	$7,983,964	$8,049,236

(1)	Excludes any net unearned income and deferred expenses.

	30-59 days	60-89 days	90 days or more	Total past due	Current	Total loans held for investment (1)
	(in thousands)
As of September 30, 2011:
C&I loans	$—	$—	$—	$—	$4,100,939	$4,100,939
CRE construction loans	—	—	—	—	29,087	29,087
CRE loans	—	—	5,053	5,053	737,836	742,889
Residential mortgage loans:
First mortgage loans	6,400	6,318	61,870	74,588	1,651,181	1,725,769
Home equity loans/lines	88	—	114	202	30,515	30,717
Consumer loans	—	—	—	—	7,438	7,438
Total loans held for investment, net	$6,488	$6,318	$67,037	$79,843	$6,556,996	$6,636,839

(1)	Excludes any net unearned income and deferred expenses.

Index

The following table provides a summary of RJ Bank’s impaired loans:

	September 30, 2012			September 30, 2011
	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
	(in thousands)
Impaired loans with allowance for loan losses:(1)
C&I loans	$19,517	$30,314	$5,232	$25,685	$26,535	$8,478
CRE loans	18	26	1	6,122	6,131	1,014
Residential mortgage loans:
First mortgage loans	70,985	106,384	9,214	83,471	123,202	10,226
Home equity loans/lines	128	128	42	128	128	20
Total	90,648	136,852	14,489	115,406	155,996	19,738

Impaired loans without allowance for loan losses:(2)
CRE loans	8,386	18,440	—	9,720	20,648	—
Residential - first mortgage loans	9,247	15,354	—	6,553	10,158	—
Total	17,633	33,794	—	16,273	30,806	—
Total impaired loans	$108,281	$170,646	$14,489	$131,679	$186,802	$19,738

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The table above includes $1.7 million C&I, $3.4 million CRE, $26.7 million residential first mortgage and $128 thousand residential home equity TDRs at September 30, 2012.  In addition, the table above includes $12 million C&I, $4.7 million CRE, $23.3 million residential first mortgage and $128 thousand residential home equity TDRs at September 30, 2011.

The average balance of the total impaired loans and the related interest income recognized in the Consolidated Statements of Income and Comprehensive Income are as follows:

	Year ended September 30,
	2012	2011		2010
	(in thousands)
Average impaired loan balance:
C&I loans	$10,196	$8,673		$—
CRE loans	11,902	38,542		58,266
Residential mortgage loans:
First mortgage loans	86,854	85,863	(1)	64,540	(1)
Home equity loans/lines	138	142		129
Total	$109,090	$133,220		$122,935

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$1,397	$955	(1)	$1,234	(1)
Home equity loans/lines	4	5		4
Total	$1,401	$960		$1,238

(1)
In order to enhance the comparability of amounts presented, the September 30, 2011 and 2010 amounts include nonaccrual loans, or related interest income, as applicable, for which a charge-off had been recorded. The amounts originally reported for these periods did not include such loans.

Index

During the years ended September 30, 2012 and 2011, RJ Bank granted concessions to borrowers having financial difficulties, for which the resulting modification was deemed a TDR.  The concessions granted for the C&I and CRE loans were generally interest rate reductions and the release of guarantor liabilities. The concessions granted for first mortgage residential loans were generally interest rate reductions and interest capitalization.  The table below presents the impact that TDRs which occurred during the respective periods presented had on our consolidated financial statements:

	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	($ in thousands)
Year ended September 30, 2012:
Residential – first mortgage loans	20	$5,875	$6,283

Year ended September 30, 2011:
C&I loans	1	$12,450	$12,034
CRE loans	1	9,226	9,226
Residential – first mortgage loans	25	8,027	8,457
Total	27	$29,703	$29,717

During the years ended September 30, 2012 and 2011, there were five and two residential first mortgage TDRs with a recorded investment of $1.2 million and $559 thousand, respectively, for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default.

As of September 30, 2012 and 2011, RJ Bank had no outstanding commitments on TDRs.

The credit quality of RJ Bank’s loan portfolio is summarized monthly by management using the standard asset classification system utilized by bank regulators for the residential mortgage and consumer loan portfolios and internal risk ratings, which correspond to the same standard asset classifications for the C&I, CRE construction, and CRE loan portfolios.  These classifications are divided into three groups:  Not Classified (Pass), Special Mention, and Classified or Adverse Rating (Substandard, Doubtful and Loss) and are defined as follows:

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

Index

RJ Bank’s credit quality of its held for investment loan portfolio is as follows:

				Residential mortgage
	C&I	CRE construction	CRE	First mortgage	Home equity	Consumer	Total
	(in thousands)
September 30, 2012:
Pass	$4,777,738	$49,474	$806,427	$1,564,257	$24,505	$352,495	$7,574,896
Special mention (1)	179,044	—	59,001	22,606	206	—	260,857
Substandard (1)	60,323	—	67,578	80,045	367	—	208,313
Doubtful (1)	1,726	—	3,444	—	—	—	5,170
Total	$5,018,831	$49,474	$936,450	$1,666,908	$25,078	$352,495	$8,049,236

September 30, 2011:
Pass	$3,906,358	$29,087	$572,124	$1,607,327	$30,319	$7,438	$6,152,653
Special mention (1)	88,889	—	76,021	23,684	170	—	188,764
Substandard (1)	93,658	—	90,058	94,758	228	—	278,702
Doubtful (1)	12,034	—	4,686	—	—	—	16,720
Total	$4,100,939	$29,087	$742,889	$1,725,769	$30,717	$7,438	$6,636,839

(1)	Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

The credit quality of RJ Bank’s performing residential first mortgage loan portfolio is additionally assessed utilizing updated LTV ratios.  RJ Bank further segregates all of its performing residential first mortgage loan portfolio with higher reserve percentages allocated to the higher LTV loans.  Current LTVs are updated using the most recently available information (generally on a one quarter lag) and are estimated based on the initial appraisal obtained at the time of origination, adjusted using relevant market indices for housing price changes that have occurred since origination.  The value of the homes could vary from actual market values due to change in the condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors.

The table below presents the most recently available update of the performing residential first mortgage loan portfolio summarized by current LTV:

Balance(1)
(in thousands)
LTV range:
LTV less than 50%	$306,076
LTV greater than 50% but less than 80%	483,823
LTV greater than 80% but less than 100%	247,684
LTV greater than 100%, but less than 120%	242,630
LTV greater than 120% but less than 140%	79,727
LTV greater than 140%	32,482
Total	$1,392,422

(1)	Excludes loans that have full repurchase recourse for any delinquent loans.

During the last week of October, 2012, Hurricane Sandy and related storms caused destruction within the mid-Atlantic and Northeast regions of the U.S., which caused major flooding and wind damage and resulted in significant disruptions to individuals and businesses as well as substantial damage to homes and communities in the affected regions.  We are currently assessing the impact to our loan portfolio as a result of Hurricane Sandy and related storms. We anticipate that the most significant financial impact to us, if any, will relate to our residential mortgage, C&I and CRE loan portfolios. The magnitude of the financial impact will depend on a number of factors including: the amount of credit extended to affected individuals and businesses; the extent of the damage to our collateral; the insurance proceeds and government assistance available to our borrowers; and whether the borrowers' ability to repay their loans has been diminished.  Given the nature of these factors, we are currently unable to reasonably estimate the range of loss, if any, we may incur as a result of these storms.

Index

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

		Loans held for investment
	Loans held for sale	C&I	CRE construction	CRE	Residential mortgage	Consumer	Total
	(in thousands)
Year ended September 30, 2012:
Balance at beginning of year:	$5	$81,267	$490	$30,752	$33,210	$20	$145,744
Provision for loan losses	(5)	21,543	242	(2,305)	5,655	764	25,894
Net charge-offs:
Charge-offs	—	(10,486)	—	(2,000)	(15,270)	(96)	(27,852)
Recoveries	—	—	—	1,074	2,543	21	3,638
Net charge-offs	—	(10,486)	—	(926)	(12,727)	(75)	(24,214)
Foreign exchange translation adjustment	—	85	7	25	—	—	117
Balance at September 30, 2012	$—	$92,409	$739	$27,546	$26,138	$709	$147,541

		Loans held for investment
	Loans held for sale	C&I	CRE construction	CRE	Residential mortgage	Consumer	Total
	(in thousands)
Year ended September 30, 2011:
Balance at beginning of year:	$23	$60,464	$4,473	$47,771	$34,297	$56	$147,084
Provision for loan losses	(18)	21,261	(3,983)	(3,485)	19,670	210	33,655
Net charge-offs:
Charge-offs	—	(458)	—	(15,204)	(22,501)	(255)	(38,418)
Recoveries	—	—	—	1,670	1,744	9	3,423
Net charge-offs	—	(458)	—	(13,534)	(20,757)	(246)	(34,995)
Balance at September 30, 2011	$5	$81,267	$490	$30,752	$33,210	$20	$145,744

		Loans held for investment
	Loans held for sale	C&I	CRE construction	CRE	Residential mortgage	Consumer	Total
	(in thousands)
Year ended September 30, 2010:
Balance at beginning of year:	$7	$84,841	$3,237	$34,018	$28,081	$88	$150,272
Provision for loan losses	16	(24,377)	1,236	67,806	35,764	(32)	80,413
Net charge-offs:
Charge-offs	—	—	—	(56,402)	(30,837)	—	(87,239)
Recoveries	—	—	—	2,349	1,289	—	3,638
Net charge-offs	—	—	—	(54,053)	(29,548)	—	(83,601)
Balance at September 30, 2010	$23	$60,464	$4,473	$47,771	$34,297	$56	$147,084

Index

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

		Loans held for investment
	Loans held for sale	C&I	CRE construction	CRE	Residential mortgage	Consumer	Total
	(in thousands)
September 30, 2012
Allowance for loan losses:
Individually evaluated for impairment	$—	$5,232	$—	$1	$3,157	$—	$8,390
Collectively evaluated for impairment	—	87,177	739	27,545	22,981	709	139,151
Total allowance for loan losses	$—	$92,409	$739	$27,546	$26,138	$709	$147,541
Loan category as a % of total recorded investment	2%	61%	1%	11%	21%	4%	100%

Recorded investment:(1)
Individually evaluated for impairment	$—	$19,517	$—	$8,404	$26,851	$—	$54,772
Collectively evaluated for impairment	147,032	4,999,314	49,474	928,046	1,665,135	352,495	8,141,496
Total recorded investment	$147,032	$5,018,831	$49,474	$936,450	$1,691,986	$352,495	$8,196,268

September 30, 2011:
Allowance for loan losses:
Individually evaluated for impairment	$—	$8,478	$—	$1,014	$2,642	$—	$12,134
Collectively evaluated for impairment	5	72,789	490	29,738	30,568	20	133,610
Total allowance for loan losses	$5	$81,267	$490	$30,752	$33,210	$20	$145,744
Loan category as a % of total recorded investment	2%	61%	—	11%	26%	—	100%

Recorded investment:(1)
Individually evaluated for impairment	$—	$25,685	$—	$15,842	$23,453	$—	$64,980
Collectively evaluated for impairment	92,748	4,075,254	29,087	727,047	1,733,033	7,438	6,664,607
Total recorded investment	$92,748	$4,100,939	$29,087	$742,889	$1,756,486	$7,438	$6,729,587

(1)	Excludes any net unearned income and deferred expenses.

RJ Bank had no recorded investment in loans acquired with deteriorated credit quality as of either September 30, 2012 or 2011.

The reserve for unfunded lending commitments, included in trade and other payables on our Consolidated Statements of Financial Condition, was $9.3 million and $10.4 million at September 30, 2012 and 2011, respectively.

Index

NOTE 10 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets include the following:

	September 30,
	2012	2011
	(in thousands)

Investments in company-owned life insurance (1)	$188,631	$148,658
Investment in FHLB stock	13,192	65,541
Investment in FRB stock	21,300	—
Prepaid expenses	97,033	69,589
Low-income housing tax credit fund financing asset (2)	41,588	41,629
Indemnification asset (3)	197,898	—
Other assets	45,924	37,804
Prepaid expenses and other assets	$605,566	$363,221

(1)	As of September 30, 2012, we own 1,362 life insurance policies with a cumulative face value of $706.1 million.

(2)
In a prior year, we sold an investment in a low-income housing tax credit fund and we provided a guaranteed return on investment to the purchaser. As a result of this guarantee obligation, we are the primary beneficiary of the fund (see Note 11 for further information regarding the consolidation of this fund) and we have accounted for this transaction as a financing. As a financing transaction, we continue to account for the asset transferred to the purchaser, and maintain a related liability corresponding to our obligations under the guarantee. As the benefits are delivered to the purchaser of the investment, this financing asset and the related liability decrease. A related financing liability in the amount of $41.7 million is included in trade and other payables on our Consolidated Statements of Financial Condition as of September 30, 2012 and 2011. See Note 20 for further discussion of our obligations under the guarantee.

(3)
The indemnification asset primarily pertains to legal matters for which Regions has indemnified RJF in connection with our acquisition of Morgan Keegan. The liabilities related to such matters are included in trade and other payables on our Consolidated Statements of Financial Condition. See Notes 3 and 20 for additional information.

NOTE 11 – VARIABLE INTEREST ENTITIES

On October 1, 2010, we adopted new accounting guidance regarding the consolidation of VIEs. See the “Evaluation of VIEs to determine whether consolidation is required” section of Note 2 for a discussion of the impact the adoption of this new accounting guidance had on our September 30, 2011 Consolidated Statements of Financial Condition, as well as a discussion of our accounting policies regarding our evaluation of variable interest entities.

Index

VIEs where we are the primary beneficiary

Of the VIEs in which we hold an interest, we have determined that the EIF Funds, the Restricted Stock Trust Fund and certain LIHTC Funds require consolidation in our financial statements as we are deemed the primary beneficiary of those VIEs (see Note 2 for discussion of our accounting policies governing these determinations).  The aggregate assets and liabilities of the entities we consolidate are provided in the table below.

	Aggregate assets (1)	Aggregate liabilities (1)
	(in thousands)
September 30, 2012
LIHTC Funds	$234,592	$97,217
Guaranteed LIHTC Fund (2)	85,332	2,208
Restricted Stock Trust Fund	15,387	7,508
EIF Funds	15,736	—
Total	$351,047	$106,933

September 30, 2011
LIHTC Funds	$257,631	$121,908
Guaranteed LIHTC Fund (2)	87,811	10,424
Restricted Stock Trust Fund	8,099	4,630
EIF Funds	16,223	—
Total	$369,764	$136,962

(1)
Aggregate assets and aggregate liabilities differ from the consolidated carrying value of assets and liabilities due to the elimination of intercompany assets and liabilities held by the consolidated VIE.

(2)
In connection with one of the multi-investor tax credit funds in which RJTCF is the managing member, RJTCF has provided the investor members with a guaranteed return on their investment in the fund (the “Guaranteed LIHTC Fund”). See Note 10 for information regarding the financing asset associated with this fund, and see Note 20 for additional information regarding this commitment.

The following table presents information about the carrying value of the assets, liabilities and equity of the VIEs which we consolidate and are included within our Consolidated Statements of Financial Condition. The noncontrolling interests presented in this table represent the portion of these net assets which are not ours.

	September 30,
	2012	2011
	(in thousands)
Assets:
Assets segregated pursuant to regulations and other segregated assets	$14,230	$18,317
Receivables, other	5,273	11,288
Investments in real estate partnerships held by consolidated variable interest entities	299,611	320,384
Trust fund investment in RJF common stock (1)	15,387	8,099
Prepaid expenses and other assets	16,297	17,197
Total assets	$350,798	$375,285

Liabilities and equity:
Loans payable of consolidated variable interest entities (2)	$81,713	$99,982
Trade and other payables	2,804	5,353
Intercompany payables	8,603	6,904
Total liabilities	93,120	112,239
RJF Equity	6,105	5,537
Noncontrolling interests	251,573	257,509
Total equity	257,678	263,046
Total liabilities and equity	$350,798	$375,285

(1)	Included in treasury stock in our Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans.

Index

The following table presents information about the net income (loss) of the VIEs which we consolidate, and is included within our Consolidated Statements of Income and Comprehensive Income. The noncontrolling interests presented in this table represent the portion of the net loss from these VIEs which is not ours.

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Revenues:
Interest	$3	$2	$13
Other	3,944	5,385	5,793
Total revenues	3,947	5,387	5,806
Interest expense	5,032	6,049	4,457
Net revenues (expense)	(1,085)	(662)	1,349

Non-interest expenses	25,207	18,670	15,445
Net loss including noncontrolling interests	(26,292)	(19,332)	(14,096)
Net loss attributable to noncontrolling interests	(26,860)	(17,988)	(13,392)
Net income (loss) attributable to RJF	$568	$(1,344)	$(704)

Low-income housing tax credit funds

RJTCF is the managing member or general partner in approximately 77 separate low-income housing tax credit funds having one or more investor members or limited partners.   RJTCF has concluded that it is the primary beneficiary of nine of the 76 non-guaranteed LIHTC Funds it has sponsored and, accordingly, consolidates these funds.  Two of the non-guaranteed LIHTC Funds previously consolidated were liquidated during the year ended September 30, 2012. In addition, RJTCF consolidates the one Guaranteed LIHTC Fund it sponsors.  See Note 20 for further discussion of the guarantee obligation as well as other RJTCF commitments.

VIEs where we hold a variable interest but we are not the primary beneficiary

Low-income housing tax credit funds

RJTCF does not consolidate the LIHTC Fund VIEs that it determines it is not the primary beneficiary of. Our risk of loss is limited to our investments in, advances to, and receivables due from these funds.

New market tax credit funds

An affiliate of Morgan Keegan is the managing member of seven NMTC Funds and as discussed in Note 2, the affiliate of Morgan Keegan is not deemed to be the primary beneficiary of these NMTC Funds and, therefore, they are not consolidated. Our risk of loss is limited to our receivables due from these funds.

Aggregate assets, liabilities and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but concluded we are not the primary beneficiary, are provided in the table below.

	September 30, 2012			September 30, 2011
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
LIHTC Funds	$2,198,049	$844,597	$22,501	$1,582,764	$533,311	$37,733
NMTC Funds	140,680	209	13	—	—	—
Other Real Estate Limited Partnerships and LLCs	31,107	35,512	1,145	39,344	35,467	8,068
Total	$2,369,836	$880,318	$23,659	$1,622,108	$568,778	$45,801

Index

VIEs where we hold a variable interest but we are not required to consolidate

The aggregate assets, liabilities, and our exposure to loss from Managed Funds in which we hold a variable interest are provided in the table below:

	September 30, 2012			September 30, 2011
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
Managed Funds	$9,700	$1,689	$296	$12,813	$—	$834

NOTE 12 - PROPERTY AND EQUIPMENT

	September 30,
	2012	2011
	(in thousands)
Land	$19,754	$18,644
Construction in process	6,782	2,237
Software	117,604	77,898
Buildings, leasehold and land improvements	204,593	180,392
Furniture, fixtures, and equipment	182,168	156,523
	530,901	435,694
Less: Accumulated depreciation and amortization	(299,706)	(265,844)
	$231,195	$169,850

NOTE 13 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The following are our goodwill and net identifiable intangible asset balances as of the dates indicated:

	September 30,
	2012	2011
	(in thousands)
Goodwill	$300,111	$71,924
Identifiable intangible assets, net	$61,135	$1,043
Total goodwill and identifiable intangible assets, net	$361,246	$72,967

Goodwill

Our goodwill results from our fiscal year 1999 acquisition of Roney & Co. (now part of RJ&A), our fiscal year 2001 acquisition of Goepel McDermid, Inc. (now called RJ Ltd.), our April 1, 2011 acquisition of Howe Barnes, our April 4, 2011 acquisition of a controlling interest in RJES, and our April 2, 2012 acquisition of Morgan Keegan (see Note 3 for additional information).

GAAP does not provide for the amortization of indefinite-life intangible assets such as goodwill. Rather, these assets are subject to an evaluation of potential impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. However, if the estimated fair value is below carrying value, further analysis is required to determine the amount of the impairment. This further analysis involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount.

Index

New accounting guidance effective for our fiscal year 2012 provides an option for us to perform a new qualitative assessment of potential impairment which may result in the determination that a quantitative impairment analysis is not necessary. Under this elective process, we assess qualitative factors to determine whether the existence of events or circumstances leads us to a determination that it is more likely than not that the fair value of a reporting unit is less then its carrying amount. If after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing a quantitative analysis is not required. However, if we conclude otherwise, then we are required to perform a quantitative impairment analysis.

We performed our annual goodwill impairment testing as of December 31, 2011. We elected to perform a qualitative assessment for each reporting unit that includes an allocation of goodwill to determine whether it is more likely than not that the carrying value of such reporting unit including the recorded goodwill is in excess of the fair value of the reporting unit.  In any instance in which we were unable to qualitatively conclude that it is more likely than not that the fair value of the reporting unit exceeds the reporting unit's carrying value including goodwill, a quantitative analysis of the fair value of the reporting unit was performed.  Based upon the outcome of our qualitative assessment, we determined that no quantitative analysis of the fair value of any reporting unit as of December 31, 2011 was required, with the exception of our RJES reporting unit.  For the RJES reporting unit, an income approach valuation model was updated as of December 31, 2011 to assess the fair value of the reporting unit to compare to the carrying value of the reporting unit including the recorded goodwill.  Based upon the outcome of all the qualitative assessments and quantitative analyses’ performed, we concluded that none of the goodwill allocated to any of our reporting units was impaired as of December 31, 2011.  No events have occurred since December 31, 2011 that would cause us to update the annual impairment testing we performed as of that date.

Adverse market or economic events could result in impairment charges in future periods. As of December 31, 2011, other than our RJES reporting unit, we believe that each of our other reporting units with goodwill have a fair value substantially in excess of their carrying value. The goodwill associated with our RJES reporting unit is approximately $6.9 million.

The following summarizes our goodwill balance and activity for the years indicated:

	Segment
	Private client group	Capital markets	Total
	(in thousands)
Goodwill at September 30, 2010	$45,681	$16,894	$62,575
Additions (1)	2,416	6,933	9,349
Impairment losses	—	—	—
Goodwill at September 30, 2011	$48,097	$23,827	$71,924
Additions (2)	125,220	102,967	228,187
Impairment losses	—	—	—
Goodwill at September 30, 2012	$173,317	$126,794	$300,111

(1)	Additions are directly attributable to the acquisition of Howe Barnes and a controlling interest in RJES (see Note 1 for additional information).

(2)	Additions are directly attributable to the acquisition of Morgan Keegan (see Notes 1 and 3 for additional information).

Index

Identifiable intangible assets, net

The following summarizes our identifiable intangible asset balances, net of accumulated amortization, and activity for the years indicated:

	Segment
	Private client group	Capital markets	Emerging markets	Total
	(in thousands)
Net identifiable intangible assets as of September 30, 2009	$807	$2,268	$—	$3,075
Additions (1)	—	—	1,111	1,111
Amortization expense	(410)	(1,360)	—	(1,770)
Impairment losses	—	—	—	—
Net identifiable intangible assets as of September 30, 2010	$397	$908	$1,111	$2,416
Additions	—	—	—	—
Amortization expense	(187)	(908)	(278)	(1,373)
Impairment losses	—	—	—	—
Net identifiable intangible assets as of September 30, 2011	$210	$—	$833	$1,043
Additions (2)	10,000	55,000	—	65,000
Amortization expense	(381)	(4,305)	(222)	(4,908)
Impairment losses	—	—	—	—
Net identifiable intangible assets as of September 30, 2012	$9,829	$50,695	$611	$61,135

(1)	Additions are directly attributable to our acquisition of a controlling interest in Raymond James Asset Management International, S.A.

(2)	Additions are directly attributable to the acquisition of Morgan Keegan (see Note 3 for additional information).

Identifiable intangible assets by type are presented below:

	September 30, 2012		September 30, 2011
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
	(in thousands)
Customer relationships	$52,628	$(3,060)	$1,628	$(585)
Trade name	2,000	(1,000)	—	—
Developed technology	11,000	(1,100)	—	—
Non-compete agreements	1,000	(333)	—	—
Total	$66,628	$(5,493)	$1,628	$(585)

Projected amortization expense associated with the identifiable intangible assets by fiscal year is as follows:

Fiscal year ended September 30,	(in thousands)
2013	$8,470
2014	6,079
2015	5,999
2016	5,833
2017	4,733
Thereafter	30,021
$61,135

Index

NOTE 14 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit. The following table presents a summary of bank deposits including the weighted-average rate:

	September 30, 2012		September 30, 2011
	Balance	Weighted-average rate (1)	Balance	Weighted-average rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$4,588	0.01%	$4,183	0.01%
Demand deposits (non-interest-bearing)	44,800	—	21,663	—
Savings and money market accounts	8,231,446	0.04%	7,468,136	0.08%
Certificates of deposit	318,879	2.13%	245,340	2.37%
Total bank deposits(2)	$8,599,713	0.12%	$7,739,322	0.15%

(1)	Weighted-average rate calculation is based on the actual deposit balances at September 30, 2012 and 2011, respectively.

(2)	Bank deposits exclude affiliate deposits of approximately $1 million and $250 million at September 30, 2012 and 2011, respectively.

RJ Bank’s savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”) administered by RJ&A.

Scheduled maturities of certificates of deposit are as follows:

	September 30, 2012		September 30, 2011
	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
	(in thousands)
Three months or less	$9,069	$7,195	$7,403	$7,977
Over three through six months	4,587	6,778	6,408	6,153
Over six through twelve months	12,414	16,339	6,711	15,103
Over one through two years	16,989	23,920	19,567	19,862
Over two through three years	32,043	38,074	10,045	17,286
Over three through four years	34,533	28,807	29,136	36,271
Over four through five years	50,647	37,484	34,349	29,069
Total	$160,282	$158,597	$113,619	$131,721

Interest expense on deposits is summarized as follows:

	Year ended September 30,
	2012	2011	2010

Certificates of deposit	$6,501	$6,228	$6,563
Money market, savings and NOW accounts(1)	2,983	6,315	9,480
Total interest expense on deposits	$9,484	$12,543	$16,043

(1)
Interest expense associated with bank deposits for the years ended September 30, 2012, 2011 and 2010 excludes interest expense on affiliate deposits of $76 thousand, $62 thousand and $10 thousand, respectively.

Index

NOTE 15 – OTHER BORROWINGS

As of September 30, 2012 and 2011, we had no borrowings outstanding on either secured or unsecured lines of credit, and RJ Bank had no advances outstanding from the FHLB.

As of September 30, 2012, there were other collateralized financings outstanding in the amount of $348 million.  As of September 30, 2011, there were other collateralized financings outstanding in the amount of $189 million. These other collateralized financings are included in securities sold under agreements to repurchase on the Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities.

NOTE 16 - LOANS PAYABLE OF CONSOLIDATED VARIABLE INTEREST ENTITIES

Certain of the VIEs that we consolidate have borrowings which are comprised of non-recourse loans. These loans have imputed interest rates ranging from 5.17% to 6.38%. Payments on these loans are made semi-annually by the borrowing VIE directly to the third party lender. These loans mature on dates ranging from January 2, 2015 through January 2, 2019. We are not contingently obligated under any of these loans. See Note 11 for additional information regarding the entities determined to be VIEs, and which of those entities we consolidate.

VIEs' loans payable are presented below:

	September 30,
	2012	2011
	(in thousands)
Current portion of loans payable	$18,775	$21,332
Long-term portion of loans payable	62,938	78,650
Total loans payable	$81,713	$99,982

The principal amount of the VIEs' borrowing, based on their contractual terms, mature as follows:

September 30, 2012
(in thousands)
Fiscal 2013	$18,775
Fiscal 2014	19,061
Fiscal 2015	17,949
Fiscal 2016	13,331
Fiscal 2017	8,240
Fiscal 2018 and thereafter	4,357
Total	$81,713

Index

NOTE 17 – CORPORATE DEBT

The following summarizes our corporate debt:

	September 30,
	2012	2011
	(in thousands)
RJES term loan(1)	$2,870	$9,709
Other borrowings from banks (2)	128,256	—
4.25% senior notes, due 2016, net of unamortized discount of $355 thousand and $455 thousand at September 30, 2012 and 2011, respectively (3)	249,645	249,545
8.60% senior notes, due 2019, net of unamortized discount of $35 thousand and $40 thousand at September 30, 2012 and 2011, respectively (4)	299,965	299,960
Mortgage notes payable (5)	49,309	52,754
5.625% senior notes, due 2024, net of unamortized discount of $952 thousand at September 30, 2012 (6)	249,048	—
6.90% senior notes, due 2042 (7)	350,000	—
Total corporate debt	$1,329,093	$611,968

(1)
RJES term loan that bears interest at a variable rate indexed to the Euro Interbank Offered Rate and is secured by certain of its assets. The repayment terms include annual principal repayments and a September 2013 maturity.

(2)
As of September 30, 2012, is comprised of the Regions Credit Agreement borrowing. On the Closing Date of the Morgan Keegan acquisition (see Note 3 for further information regarding this acquisition), the Borrowers executed the Regions Credit Agreement which provided for a $200 million loan made by the Lender to the Borrowers and is subject to a guarantee in favor of the Lender provided by RJF. The proceeds from the loan were disbursed to us on the Closing Date for working capital and general corporate purposes. The borrowings are secured by, subject to certain exceptions, all of the Borrowers’ personal property, including (i) all present and future ARS owned by any Borrower (the “Pledged ARS”), (ii) all equity interests issued by certain subsidiaries, and (iii) all present and future equity interests and debt securities owned by any Borrower. The loan matures on April 2, 2015 and bears interest at a monthly variable rate equal to LIBOR plus 2.75%. Primarily as a result of redemptions by certain issuers of Pledged ARS during the year ended September 30, 2012 and the resultant repayments to the Lender, the outstanding principal balance on the Regions Credit Agreement as of September 30, 2012 was $128.3 million.

On November 14, 2012, the outstanding balance on the Regions Credit Agreement was repaid, and on that same date, one of the Borrowers (the “Borrower”) entered into a Revolving Credit Agreement (the “New Regions Credit Agreement”) with the Lender. The New Regions Credit Agreement provides for a revolving line of credit to be made available by the Lender to the Borrower and is subject to a guarantee in favor of the Lender provided by RJF. The proceeds from any borrowings under the line will be used for working capital and general corporate purposes. The obligations under the New Regions Credit Agreement are secured by, subject to certain exceptions, all of the Pledged ARS. The amount of any borrowing under the New Regions Credit Agreement cannot exceed 70% of the value of the Pledged ARS. The maximum amount available under the New Regions Credit Agreement was $97.7 million as of November 16, 2012. The New Regions Credit Agreement expires on April 2, 2015.

(3)
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

(5)
Mortgage notes payable pertain to mortgage loans on our headquarters office complex. These mortgage loans are secured by land, buildings, and improvements with a net book value of $56.4 million at September 30, 2012.  These mortgage loans bear interest at 5.7% with repayment terms of monthly interest and principal debt service and have a January 2023 maturity.

Footnote explanations are continued on the following page.

Index

Continued from the previous page.

(6)
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

(7)
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

Our corporate debt matures as follows, based upon its contractual terms:

September 30, 2012
(in thousands)
Fiscal 2013	$6,517
Fiscal 2014	3,860
Fiscal 2015	132,342
Fiscal 2016	253,970
Fiscal 2017	4,578
Fiscal 2018 and thereafter	927,826
Total	$1,329,093

NOTE 18 – DERIVATIVE FINANCIAL INSTRUMENTS

The significant accounting policies governing our derivative financial instruments, including our methodologies for determining fair value, are described in Note 2.

Derivatives arising from our fixed income business operations

In our pre-Morgan Keegan acquisition fixed income business, we entered into interest rate swaps and futures contracts either as part of our fixed income business to facilitate customer transactions, to hedge a portion of our trading inventory, or to a limited extent for our own account.   We have continued to conduct this business in a substantially similar fashion during the period ending September 30, 2012 (since the Closing Date of the Morgan Keegan acquisition, see Note 3 for further information).

The majority of these derivative positions are executed in the over-the-counter market with financial institutions. Cash flows related to these fixed income interest rate contracts are included as operating activities (the “trading instruments, net” line) on the Consolidated Statements of Cash Flows.

Matched book derivatives arising from Morgan Keegan's legacy business operations

Morgan Keegan facilitates derivative transactions through non-broker-dealer subsidiaries previously defined herein as MKSS. Morgan Keegan does not use derivative instruments for trading or hedging purposes. MKSS enters into derivative transactions (primarily interest rate swaps) with customers of MK & Co. For every derivative transaction MKSS enters into with a customer, MKSS enters into an offsetting transaction with terms that mirror the customer transaction with a credit support provider who is a third party financial institution. Due to this “pass-through” transaction structure, MKSS has completely mitigated the market and credit risk related to these derivative contracts and therefore, the ultimate credit and market risk resides with the third party financial institution. MKSS only has credit risk related to its uncollected derivative transaction fee revenues. As a result of the structure of these transactions, we refer to the derivative contracts we enter into as a result of this process as our offsetting “matched book” derivative operations.

Any collateral required to be exchanged under these matched book derivative contracts is administered directly by the customer and the third party financial institution. MKSS does not hold any collateral, or administer any collateral transactions, related to these instruments. We record the value of each derivative position held at fair value, as either an asset or offsetting liability, presented as “derivative instruments associated with offsetting matched book positions,” as applicable, on our Consolidated Statements of Financial Condition.

Index

The receivable for uncollected derivative transaction fee revenues of MKSS is $9.3 million at September 30, 2012 and is included in other receivables on our Consolidated Statements of Financial Condition.

None of the derivatives described above are designated as fair value or cash flow hedges.

Derivatives arising from RJ Bank’s business operations

On February 29, 2012, a Canadian subsidiary of RJ Bank commenced operations as a result of a purchase of substantially all of a foreign bank’s Canadian corporate loan portfolio. U.S. subsidiaries of RJ Bank utilize forward foreign exchange contracts to hedge RJ Bank’s foreign currency exposure due to its non-U.S. dollar net investment.  Cash flows related to these derivative contracts are classified within operating activities in the Consolidated Statements of Cash Flows.

Description of the collateral we hold related to derivative contracts

Where permitted, we elect to net-by-counterparty certain derivative contracts entered into by our fixed income business group and RJ Bank’s U.S. subsidiaries (specifically those derivative contracts which are not arising from our matched book derivatives operations).  Certain of these contracts contain a legally enforceable master netting arrangement that allows for netting of all derivative transactions with each counterparty and, therefore, the fair value of those derivative contracts are netted by counterparty in the Consolidated Statements of Financial Condition.  The credit support annex related to the interest rate swaps and certain forward foreign exchange contracts allow parties to the master agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  We accept collateral in the form of cash, U.S. Treasury securities, or other marketable securities.  As we elect to net-by-counterparty the fair value of derivative contracts, we also net-by-counterparty any cash collateral exchanged as part of the derivative agreement.

This cash collateral is recorded net-by-counterparty at the related fair value.  The cash collateral included in the net fair value of all open derivative asset positions aggregates to a net liability of $18 million at September 30, 2012 and $19 million at September 30, 2011.  The cash collateral included in the net fair value of all open derivative liability positions aggregates to a net asset of $50 million and $37 million at September 30, 2012 and September 30, 2011, respectively.  Our maximum loss exposure under these interest rate swap contracts at September 30, 2012 is $52 million.

RJ Bank provides to counterparties for the benefit of its U.S. subsidiaries, a guarantee of payment in the event of the subsidiaries’ default for exposure under the forward foreign exchange contracts.  Due to this RJ Bank guarantee and the short-term nature of these derivatives, RJ Bank’s U.S. subsidiaries are not required to post collateral and do not receive collateral with respect to certain derivative contracts with the respective counterparties.  RJ Bank's maximum loss exposure under these forward foreign exchange contracts at September 30, 2012 is $1.4 million.

Index

Derivative balances included in our financial statements

See the table below for the notional and fair value amounts of both the asset and liability derivatives.

	Asset derivatives
	September 30, 2012			September 30, 2011
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)

Derivatives not designated as hedging instruments:
Interest rate contracts(2)	Trading instruments	$2,376,049	$144,259	Trading instruments	$2,248,150	$126,867
Interest rate contracts(3)	Derivative instruments associated with offsetting matched book positions	$2,110,984	$458,265	Derivative instruments associated with offsetting matched book positions	$—	$—

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and before any netting by counterparty according to our legally enforceable master netting arrangements. The fair value in the Consolidated Statements of Financial Condition is presented net.

(2)	These contracts arise from our pre-Morgan Keegan acquisition fixed income operations.

(3)	These are the matched book derivative contracts which arise from the legacy Morgan Keegan fixed income business operations.

	Liability derivatives
	September 30, 2012			September 30, 2011
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Trade and other payables	$569,790	$1,296	Trade and other payables	$—	$—

Derivatives not designated as hedging instruments:
Interest rate contracts(2)	Trading instruments sold	$2,288,450	$128,081	Trading instruments sold	$1,722,820	$112,457
Interest rate contracts(3)	Derivative instruments associated with offsetting matched book positions	$2,110,984	$458,265	Derivative instruments associated with offsetting matched book positions	$—	$—
Forward foreign exchange contracts	Trade and other payables	$44,225	$74	Trade and other payables	$—	$—

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and before any netting by counterparty according to our legally enforceable master netting arrangements. The fair value in the Consolidated Statements of Financial Condition is presented net.

(2)	These contracts arise from our pre-Morgan Keegan acquisition fixed income operations.

(3)	These are the matched book derivative contracts which arise from the legacy Morgan Keegan fixed income business operations.

Index

Losses recognized on forward foreign exchange derivatives in AOCI totaled $10 million, net of income taxes, for the year ended September 30, 2012.  There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the year ended September 30, 2012.  We did not enter into any forward foreign exchange derivative contracts during the year ended September 30, 2011.

See the table below for the impact of the derivatives not designated as hedging instruments on the Consolidated Statements of Income and Comprehensive Income:

		Amount of gain (loss) on derivatives recognized in income
		Year ended September 30,
	Location of gain (loss) recognized on derivatives in the Consolidated Statements of Income and Comprehensive Income	2012		2011	2010
		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Net trading profits	$(116)		$750	$(3,471)
Interest rate contracts	Other revenues	$835	(2)	$—	$(297)
Forward foreign exchange contracts	Other revenues	$(591)		$—	$—

(1)	These contracts arise from our pre-Morgan Keegan acquisition fixed income operations.

(2)	These revenues arise from the matched book derivative contracts associated with the legacy Morgan Keegan fixed income business operations.

Risks associated with, and our risk mitigation related to, our derivative contracts

We are exposed to credit losses in the event of nonperformance by the counterparties to forward foreign exchange derivative agreements as well as the interest rate contracts associated with our legacy, pre-Morgan Keegan fixed income operations. Where we are subject to credit exposure, we perform a credit evaluation of counterparties prior to entering into derivative transactions and we monitor their credit standings.  Currently, we anticipate that all of the counterparties will be able to fully satisfy their obligations under those agreements.  For our pre-Morgan Keegan fixed income operations, we may require collateral in the form of cash deposits from counterparties to support certain of these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties.

We are exposed to interest rate risk related to the interest rate derivative agreements arising from our pre-Morgan Keegan fixed income operations.  We are also exposed to foreign exchange risk related to our forward foreign exchange derivative agreements.  We monitor exposure in our derivative agreements daily based on established limits with respect to a number of factors, including interest rate, foreign exchange spot and forward rates, spread, ratio, basis and volatility risks.  These exposures are monitored both on a total portfolio basis and separately for each agreement for selected maturity periods.

Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment grade, it would be in breach of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at September 30, 2012 is $37.7 million, for which we have posted collateral of $36.1 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2012, we would have been required to post an additional $1.5 million of collateral to our counterparties.

Our only exposure to credit risk in the matched book interest rate derivative positions associated with our recently acquired Morgan Keegan fixed income operations is related to our uncollected derivative transaction fee revenues. We are not exposed to market risk as it relates to these derivative contracts due to the “pass-through” transaction structure more fully described above.

Index

NOTE 19 – INCOME TAXES

Total income taxes are allocated as follows:

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Recorded in:
Income including noncontrolling interests	$175,656	$182,894	$133,625
Equity, for compensation expense for tax purposes (in excess of) less than amounts recognized for financial reporting purposes	(2,613)	374	(2,280)
Equity, for cumulative currency translation adjustments	(5,741)	—	—
Equity, for available for sale securities	7,611	1,497	17,020
Total	$174,913	$184,765	$148,365

Our provision (benefit) for income taxes consists of the following:

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Current:
Federal	$133,890	$148,266	140,482
State and local	29,141	29,387	15,592
Foreign	10,581	11,249	3,380
	173,612	188,902	159,454
Deferred:
Federal	3,939	(6,279)	(23,190)
State and local	372	(3,887)	(2,778)
Foreign	(2,267)	4,158	139
	2,044	(6,008)	(25,829)
Total provision for income tax	$175,656	$182,894	$133,625
Our income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% due to the following:

	Year ended September 30,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
	($ in thousands)
Provision calculated at statutory rate	$165,034	35%	$161,436	35%	$126,667	35%
State income tax, net of federal benefit	19,566	4.1%	16,575	3.6%	8,329	2.3%
Tax-exempt interest income	(2,291)	(0.5)%	(1,761)	(0.4)%	(1,549)	(0.4)%
(Income)/loss on COLI which are not subject to tax	(8,318)	(1.7)%	1,146	0.2%	(3,694)	(1.0)%
Business tax credits including low income housing tax credits	(1,830)	(0.4)%	(3,443)	(0.7)%	(4,407)	(1.2)%
Business expenses which are not tax-deductible	3,752	0.8%	3,072	0.7%	2,708	0.7%
Incentive stock option expenses which are not tax-deductible	2,843	0.6%	2,633	0.6%	2,957	0.8%
Other, net	(3,100)	(0.7)%	3,236	0.7%	2,614	0.7%
Total provision for income tax	$175,656	37.3%	$182,894	39.7%	$133,625	36.9%

Index

U.S. and foreign components of income excluding noncontrolling interests and before provision for income taxes are as follows:

	Year ended September 30,
	2012	2011	2010
	(in thousands)
U.S.	$456,175	$421,662	$356,067
Foreign	15,350	39,585	5,841
Income excluding noncontrolling interest and before provision for income taxes	$471,525	$461,247	$361,908

The cumulative effects of temporary differences that give rise to significant portions of the deferred tax asset (liability) items are as follows:

	September 30,
	2012	2011
	(in thousands)
Deferred tax assets:
Deferred compensation	$87,666	$79,192
Allowances for loan losses and reserves for unfunded commitments	60,779	63,061
Unrealized loss associated with certain available for sale securities	16,324	26,381
Accrued expenses	12,211	16,018
Acquisition expense	3,802	—
Net operating loss and credit carryforwards	4,390	4,126
Other	28,185	24,629
Total gross deferred tax assets	213,357	213,407
Less: valuation allowance	(9)	(2,536)
Total deferred tax assets	213,348	210,871

Deferred tax liabilities:
Leveraged lease	(4,668)	(5,716)
Undistributed earnings of foreign subsidiaries	(19,373)	(16,517)
Goodwill and other intangibles	(6,467)	(6,492)
Other	(14,653)	(10,235)
Total deferred tax liabilities	(45,161)	(38,960)
Net deferred tax assets	$168,187	$171,911

We have a net deferred tax asset at September 30, 2012 and 2011. This asset includes net operating loss and foreign tax credit carryforwards that will expire between 2016 and 2030. A valuation allowance for the fiscal year ended September 30, 2012 has been established for certain state net operating losses due to management's belief that, based on our historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and implemented tax planning strategies, it is more likely than not that the tax carryforwards will expire unutilized. We believe that the realization of the remaining net deferred tax asset of $168.2 million is more likely than not based on the ability to carry back losses against prior year taxable income and expectations of future taxable income.

We have provided for U.S. deferred income taxes in the amount of $19.4 million on undistributed earnings not considered permanently reinvested in our non-U.S. subsidiaries. To the extent that the cumulative undistributed earnings of non-U.S. subsidiaries are considered to be permanently invested, no deferred U.S. federal income taxes have been provided. As of September 30, 2012, we have approximately $133.6 million of cumulative undistributed earnings attributable to foreign subsidiaries for which no provisions have been recorded for income taxes that could arise upon repatriation. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings, and therefore cannot quantify the tax liability that would be payable in the event all such foreign earnings are repatriated.

Index

As of September 30, 2012, the current tax receivable included in other receivables is $48.8 million, and a current tax payable of $17.5 million is included in trade and other payables on our Consolidated Statements of Financial Condition. As of September 30, 2011 the current tax receivable included in other receivables is $14.9 million.

Liabilities associated with unrecognized tax benefits

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. During the year ended September 30, 2012, accrued interest expense related to unrecognized tax benefits increased by approximately $1.2 million. During the year ended September 30, 2012, penalty expense related to unrecognized tax benefits increased by approximately $595 thousand. As of September 30, 2012 and 2011, accrued interest and penalties included in the unrecognized tax benefits liability were approximately $3.2 million and $1.3 million, respectively.

The aggregate changes in the liability for unrecognized tax benefits including interest and penalties are as follows:

	Year ended September 30,
	2012		2011	2010
	(in thousands)

Liability for unrecognized tax benefits at beginning of year	$4,730		$4,308	$4,565
Increases for tax positions related to the current year	2,420		1,199	1,108
Increases for tax positions related to prior years	6,559	(1)	551	353
Decreases for tax positions related to prior years	(196)		(44)	(70)
Decreases due to lapsed statute of limitations	(841)		(1,284)	(1,433)
Decreases related to settlements	—		—	(215)
Liability for unrecognized tax benefits at end of year	$12,672		$4,730	$4,308

(1)
The increase is due to tax positions taken in previously filed tax returns with certain states. We continue to evaluate these positions and intend to contest the proposed adjustments made by taxing authorities.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $6.4 million and $3.8 million at September 30, 2012 and 2011, respectively.  We anticipate that the unrecognized tax benefits will not change significantly over the next twelve months.

We file U. S. federal income tax returns as well as returns with various state, local and foreign jurisdictions. With few exceptions, we are generally no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to fiscal year 2012 for federal tax returns, fiscal year 2008 for state and local tax returns and fiscal year 2007 for foreign tax returns.  Certain transactions from our fiscal year 2012 are currently being examined under the Internal Revenue Service (“IRS”) Compliance Assurance Program.  This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. Certain state and local returns are also currently under various stages of audit. Various state audits in process are expected to be completed in fiscal year 2013.

NOTE 20 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

In the normal course of business we enter into underwriting commitments. As of September 30, 2012, neither RJ&A nor MK & Co. had open transactions involving such commitments.  Transactions involving such commitments of RJ Ltd. that were recorded and open at September 30, 2012, were approximately $9 million in Canadian dollars (“CDN”).

We utilize client marginable securities to satisfy deposits with clearing organizations. At September 30, 2012, we had client margin securities valued at $178 million pledged with a clearing organization to meet our requirement of $110.2 million.

Index

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting and/or retention purposes (see Note 2 for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us and, in most circumstances, require them to meet certain production requirements.  As of September 30, 2012 we had made commitments, to either prospects that have accepted our offer, or recently recruited producers, of approximately $25.6 million that have not yet been funded.

As of September 30, 2012, RJ Bank had not settled purchases of $46.5 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

RJ Bank has committed $2 million to a small business investment company which provides capital and long-term loans to small businesses.  As of September 30, 2012, RJ Bank has invested $1.3 million of the committed amount and the distributions received have been insignificant.

See Note 26 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

We have committed a total of $129.5 million, in amounts ranging from $200 thousand to $12.5 million, to 53 different independent venture capital or private equity partnerships. As of September 30, 2012, we have invested $95.7 million of the committed amounts and have received $65.2 million in distributions.  We also control the general partner in eight internally sponsored private equity limited partnerships to which we have committed $69.7 million.  As of September 30, 2012, we have invested $47.5 million of the committed amounts and have received $18.6 million in distributions.

RJF has committed to lend to RJTCF, or guarantee obligations in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities, amounts aggregating up to $150 million upon request, subject to certain limitations as well as annual review and renewal. At September 30, 2012, RJTCF has $30 million in outstanding cash borrowings and $40.5 million in unfunded commitments outstanding against this aggregate commitment. RJTCF borrows from RJF in order to make investments in, or fund loans or advances to, either partnerships which purchase and develop properties qualifying for tax credits (“Project Partnerships”) or LIHTC Funds. Investments in Project Partnerships, are sold to various LIHTC Funds, which have third party investors and for which RJTCF serves the managing member or general partner. RJTCF typically sells investments in Project Partnerships to LIHTC Funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to Project Partnerships, or to LIHTC Funds.

Long-term lease agreements expire at various times through fiscal year 2026. Minimum annual rental payments under such agreements for the succeeding five fiscal years are approximately: $75.3 million in fiscal 2013, $66.6 million in fiscal 2014, $60.5 million in fiscal 2015, $53.6 million in fiscal 2016, $42.3 million in fiscal 2017 and $111.4 million thereafter. Certain leases contain rent holidays, leasehold improvement incentives, renewal options and/or escalation clauses.  Rental expense incurred under all leases, including equipment under short-term agreements, aggregated to $73.9 million, $56.2 million and $55.2 million in fiscal years 2012, 2011 and 2010, respectively.

At September 30, 2012, the approximate market values of collateral received that we can repledge were:

Sources of collateral
(in thousands)
Securities purchased under agreements to resell and other collateralized financings	$430,760
Securities received in securities borrowed vs. cash transactions	195,177
Collateral received for margin loans	1,669,658
Securities received as collateral related to derivative contracts	10,829
Total	$2,306,424

Index

Certain collateral was repledged. At September 30, 2012, the approximate market values of this portion of collateral and financial instruments that we own and pledged were:

Uses of collateral and trading securities
(in thousands)
Securities sold under agreements to repurchase	$240,231
Securities delivered in securities loaned vs. cash transactions	409,037
Securities pledged as collateral under secured borrowing arrangements	226,321
Collateral used for cash loans	16,746
Collateral used for deposits at clearing organizations	195,833
Total	$1,088,168

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

Guarantees

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At September 30, 2012, the exposure under these guarantees is $14.7 million, which was underwritten as part of RJ Bank's corporate credit relationship with such borrowers.  The outstanding interest rate swaps at September 30, 2012 have maturities ranging from July 2013 through May 2019.  RJ Bank records an estimated reserve for its credit risk associated with the guarantee of these client swaps, which was insignificant as of September 30, 2012.  The estimated total potential exposure under these guarantees is $16.7 million at September 30, 2012.

RJ Bank guarantees the forward foreign exchange contract obligations of its U.S. subsidiaries.  See Note 18 for additional information regarding these derivatives.

RJF guarantees interest rate swap obligations of RJ Cap Services. See Note 18 for additional information regarding interest rate swaps.

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At September 30, 2012, there were no such outstanding performance guarantees.

In March, 2008, RJF guaranteed an $8 million letter of credit issued for settlement purposes that was requested by the Capital Markets Board (“CMB”) for a joint venture we were at one time affiliated with in the country of Turkey.  While our Turkish joint venture ceased operations in December, 2008, the CMB has not released this letter of credit.  The issuing bank has instituted an action seeking payment of its fees on the underlying letter of credit and to confirm that the guarantee remains in effect.

RJF has guaranteed the Borrowers performance under the Regions Credit Agreement.  See further discussion of this borrowing in Note 3 and Note 17.

RJF guarantees the existing mortgage debt of RJ&A of approximately $49.3 million. See Notes 15, 16 and 17 for information regarding our financing arrangements.

RJTCF issues certain guarantees to various third parties related to project partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $2.4 million as of September 30, 2012.

Index

RJF has guaranteed RJTCF’s performance to various third parties on certain obligations arising from RJTCF’s sale and/or transfer of units in one of its fund offerings (“Fund 34”).  Under such arrangements, RJTCF has provided either: (1) certain specific performance guarantees including a provision whereby in certain circumstances, RJTCF will refund a portion of the investors’ capital contribution, or (2) a guaranteed return on their investment.  Under the performance guarantees, the conditions which would result in a payment by RJTCF under the guarantees have been satisfied, neither RJF nor RJTCF funded any obligations under such guarantees nor do either have any further obligations under such guarantees.  Further, based upon its most recent projections and performance of Fund 34, RJTCF does not anticipate that any payments will be made to any of these third parties under the guarantee of the return on investment. Under the guarantee of returns, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits over the next 10 years, RJTCF is obligated to provide the investor with a specified return.  A $41.6 million financing asset is included in prepaid expenses and other assets (see Note 10 for additional information), and a related $41.6 million liability is included in trade and other payables on our Consolidated Statements of Financial Condition as of September 30, 2012. The maximum exposure to loss under this guarantee represents the undiscounted future payments due to investors for the return on and of their investment, and approximates $49.8 million at September 30, 2012.

Legal matter contingencies

Pre- Closing Date Morgan Keegan matters (all of which are subject to indemnification by Regions)

In July 2006, MK & Co. and a former MK & Co. analyst were named as defendants in a lawsuit filed by a Canadian insurance and financial services company, Fairfax Financial Holdings, and its American subsidiary in the Circuit Court of Morris County, New Jersey. Plaintiffs made claims under a civil Racketeer Influenced and Corrupt Organizations (“RICO”) statute, for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs alleged that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs to improperly drive down plaintiff's stock price, so that others could profit from short positions. Plaintiffs alleged that defendants' actions damaged their reputations and harmed their business relationships. Plaintiffs alleged a number of categories of damages they sustained, including lost insurance business, lost financings and increased financing costs, increased audit fees and directors and officers insurance premiums and lost acquisitions, and have requested monetary damages. These claims were never considered to be meritorious by MK & Co., but some of the claims survived an extended motion practice and discovery process. On May 11, 2012, the trial court ruled that New York law applied to plaintiff's RICO claims, therefore the claims were not subject to treble damages. On June 27, 2012, the trial court dismissed plaintiffs' tortious interference with prospective relations claim, but allowed other claims to go forward. A jury trial was set to begin on September 10, 2012. Prior to its commencement the court dismissed the remaining claims with prejudice. Plaintiffs have appealed the court's rulings.

Certain of the Morgan Keegan entities, along with Regions, have been named in class-action lawsuits filed in federal and state courts on behalf of shareholders of Regions and investors who purchased shares of certain mutual funds in the Regions Morgan Keegan Fund complex (the “Regions Funds”). The Regions Funds were formerly managed by Morgan Asset Management (“MAM”), an entity which was at one time a subsidiary of one of the Morgan Keegan affiliates, but an entity which was not part of our Morgan Keegan acquisition (see further information regarding the Morgan Keegan acquisition in Note 3). The complaints contain various allegations, including claims that the Regions Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. No class has been certified. Certain of the shareholders in the Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class action lawsuits.

In March 2009, MK & Co. received a Wells Notice from the SEC's Atlanta Regional Office related to ARS indicating that the SEC staff intended to recommend that the SEC take civil action against the firm. On July 21, 2009, the SEC filed a complaint in the United States District Court for the Northern District of Georgia (the “Court”) against MK & Co. alleging violations of the federal securities laws in connection with ARS that MK & Co. underwrote, marketed and sold. On June 28, 2011, the Court granted MK & Co.'s Motion for Summary Judgment, dismissing the case brought by the SEC. On May 2, 2012, the United States Court of Appeals for the Eleventh Circuit reversed the Court's decision and remanded the case, which is scheduled for trial beginning November 26, 2012. Beginning in February 2009, MK & Co. commenced a voluntary program to repurchase ARS that it underwrote and sold to MK & Co. customers, and extended that repurchase program on October 1, 2009, to include certain ARS that were sold by MK & Co. to its customers but were underwritten by other firms. On July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to MK & Co. arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires MK & Co. to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties.

Index

Prior to the Closing Date, Morgan Keegan was involved in other litigation arising in the normal course of its business. On all such matters, RJF is subject to indemnification from Regions pursuant to the terms of the SPA and summarized below.

Indemnification from Regions

As more fully described in Note 3, the SPA provides that Regions will indemnify RJF for losses incurred in connection with legal proceedings pending as of the closing date or commenced after the closing date and related to pre-closing matters as well as any cost of defense pertaining thereto. All of the pre-Closing Date Morgan Keegan matters described above are subject to such indemnification provisions. Management estimates the range of potential liability of all such matters subject to indemnification, including the cost of defense, to be from $30 million to $400 million. Any loss arising from such matters, after consideration of the applicable annual deductible, if any, will be borne by Regions. As of September 30, 2012, an indemnification asset of approximately $198 million is included in other assets (see Note 10 for additional information), and a liability for potential losses of approximately $221 million is included within trade and other payables on our Consolidated Statements of Financial Condition pertaining to the above matters and the related indemnification, such amount representing the amount within the range of potential liability related to such matters which management estimates is more likely than any other amount within such range.

Other matters

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as other corporate litigation. We are contesting the allegations in these cases and believe that there are meritorious defenses in each of these lawsuits and arbitrations. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. Refer to Note 2 for a discussion of our criteria for establishing a range of possible loss related to such matters.  Excluding any amounts subject to indemnification from Regions related to pre-Closing Date Morgan Keegan matters discussed above, as of September 30, 2012, management currently estimates the aggregate range of possible loss is from $0 to an amount of up to $7 million in excess of the accrued liability (if any) related to these matters.  In the opinion of management, based on current available information, review with outside legal counsel, and consideration of the accrued liability amounts provided for in the accompanying consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

Index

NOTE 21 - OTHER COMPREHENSIVE INCOME

The activity in other comprehensive income and related tax effects are as follows:

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Net unrealized gain on available for sale securities, (net of tax effect of $7.6 million in fiscal year 2012, $1.5 million in fiscal year 2011 and $17 million in fiscal year 2010)	$12,886	$2,621	$30,147
Net change in currency translations and net investment hedges (net of a tax effect of ($5.7) million in fiscal year 2012)(1)	6,166	(6,029)	5,459
Other comprehensive income (loss)	$19,052	$(3,408)	$35,606

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	September 30,
	2012	2011
	(in thousands)
Net unrealized loss on available for sale securities, (net of tax effects of ($9.7) million at September 30, 2012 and ($17.3) million at September 30, 2011)	$(16,318)	$(29,204)
Net currency translations and net investment hedges (net of a tax effect of ($5.7) million at September 30, 2012) (1)	25,765	19,599
Accumulated other comprehensive income	$9,447	$(9,605)

All of the components of other comprehensive income described above, net of tax, are attributable to RJF. None of the components of other comprehensive income are attributable to noncontrolling interests.

(1) Includes net losses recognized on forward foreign exchange derivatives of $10 million for the year ended September 30, 2012. We did not enter into any forward foreign exchange derivative contracts during the years ended September 30, 2011 and 2010.

Index

NOTE 22 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Interest income:
Margin balances	$60,104	$52,361	$46,650
Assets segregated pursuant to regulations and other segregated assets	7,900	8,424	7,685
Bank loans, net of unearned income	319,211	270,057	257,988
Available for sale securities	9,076	10,815	17,846
Trading instruments	20,977	20,549	18,146
Stock loan	9,110	6,035	8,448
Other	26,880	24,077	14,129
Total interest income	453,258	392,318	370,892

Interest expense:
Brokerage client liabilities	2,213	3,422	3,688
Retail bank deposits	9,484	12,543	16,053
Trading instrument sold but not yet purchased	2,437	3,621	2,176
Stock borrow	1,976	1,807	3,530
Borrowed funds	5,915	3,969	6,099
Senior notes	58,523	31,320	26,091
Interest expense of consolidated VIEs	5,032	6,049	4,457
Other	5,789	3,099	757
Total interest expense	91,369	65,830	62,851
Net interest income	361,889	326,488	308,041
Less: provision for loan losses	(25,894)	(33,655)	(80,413)
Net interest income after provision for loan losses	$335,995	$292,833	$227,628

NOTE 23 - EMPLOYEE BENEFIT PLANS

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

All shares owned by the ESOP are included in earnings per share calculations. Cash dividends paid to the ESOP are reflected as a reduction of retained earnings. The number of shares of our common stock held by the ESOP at September 30, 2012 and 2011 was approximately 6,038,000 and 6,279,000, respectively. The market value of our common stock held by the ESOP at September 30, 2012 was approximately $221 million, of which approximately $2.8 million is unearned (not yet vested) by ESOP plan participants.

We also offer a plan pursuant to section 401(k) of the Internal Revenue Code, which provides for us to match 100% of the first $500 and 50% of the next $500 of compensation deferred by each participant annually.

Our LTIP is a non-qualified deferred compensation plan that provides benefits to employees who meet certain compensation or production requirements. We have purchased and hold life insurance on the lives of certain current and former employee participants to earn a competitive rate of return for participants and to provide a source of funds available to satisfy our obligations under this plan.

Contributions to the qualified plans, as well as the LTIP contribution for management, are each made in amounts approved annually by the Compensation Committee of our Board of Directors.

Index

MK & Co. maintains deferred compensation plans for the benefit of certain employees that provides a return to the participating employees based upon the performance of various referenced investments. Under these plans, MK & Co. invests directly, as a principal, in such investments related to its obligations to perform under the deferred compensation plans (see Note 5 for the fair value of these investments as of September 30, 2012).

Compensation expense includes aggregate contributions to these plans of $57.8 million, $54.1 million and $45.4 million for fiscal years 2012, 2011 and 2010, respectively.

Share-based compensation plans

On February 23, 2012, the 2012 Stock Incentive Plan (the “2012 Plan”) was approved by our shareholders.  The 2012 Plan serves as the successor to our 1996 Stock Option Plan for Key Management Personnel, 2007 Stock Option Plan for Independent Contractors, 2002 Incentive Stock Option Plan, Stock Option Plan for Outside Directors, 2005 Restricted Stock Plan and 2007 Stock Bonus Plan (the “Predecessor Plans”). Upon approval of the 2012 Plan by our shareholders, the Predecessor Plans terminated (except with respect to awards previously granted under the Predecessor Plans that remain outstanding). Under the 2012 Plan, we may grant 15,400,000 new shares in addition to the shares available for grant under the Predecessor Plans as of February 23, 2012.  The 1992 Incentive Stock Option Plan is not a Predecessor Plan and terminated on the date our shareholders approved the 2012 Plan.  The 2012 Plan permits us to grant share-based and cash-based awards designed to be exempt from the limitation on deductible compensation under Section 162(m) of the Internal Revenue Code.

We have issued new shares under the 2012 Plan and also are permitted to reissue our treasury shares. In addition, we recognize the resulting realized tax benefit or deficit that exceeds or is less than the previously recognized deferred tax asset for share-based awards (the excess tax benefit) as additional paid-in capital.

Stock option awards

Options are granted to key administrative employees and employee financial advisors who achieve certain gross commission levels. Options granted before August 21, 2008 are exercisable in the 36th to 72nd months following the date of grant and only in the event that the grantee is an employee of ours at that time, disabled, deceased or recently retired. Options granted on or after August 21, 2008 are exercisable in the 36th to 72nd months following the date of grant and only in the event that the grantee is an employee of ours or has terminated within 45 days, disabled, deceased or recently retired. Options are granted with an exercise price equal to the market price of our stock on the grant date.

Options granted to the members of our Board of Directors vest over a three year period from grant date provided that the director is still serving on our Board. Prior to February 2011, non-employee directors were granted options for shares annually. Starting in February 2011, restricted stock units are being issued annually to our outside directors in lieu of stock options. Option terms are specified in individual agreements and expire on a date no later than the tenth anniversary of the grant date.

Expense and income tax benefits related to our stock options awards granted to employees and members of our Board of Directors are presented below:

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Total share-based expense	$9,623	$7,319	$8,460
Income tax benefits related to share-based expense	701	319	310

Index

These amounts may not be representative of future share-based compensation expense since the estimated fair value of stock options is amortized over the requisite service period using the straight-line method, and in certain instances, the graded vesting attribution method and additional options may be granted in future years. The fair value of each fixed option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for stock option grants in fiscal years 2012, 2011 and 2010:

	Year ended September 30,
	2012	2011	2010

Dividend yield	1.84%	1.80%	1.81%
Expected volatility	45.17%	43.74%	54.44%
Risk-free interest rate	0.91%	1.41%	2.57%
Expected lives	4.6	4.9	5.0

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

A summary of option activity for grants to employees and members of our Board of Directors for the fiscal year ended September 30, 2012 is presented below:

	Options for shares	Weighted- average exercise price ($)	Weighted- average remaining contractual term (years)	Aggregate intrinsic value ($)

Outstanding at October 1, 2011	3,557,836	$27.06
Granted	1,539,017	27.76
Exercised	(497,913)	28.64
Forfeited	(204,820)	26.74
Expired	(1,850)	26.77
Outstanding at September 30, 2012	4,392,270	$27.14	2.81	$41,776,000

Exercisable at September 30, 2012	671,482	$29.79	0.60	$4,605,000

As of September 30, 2012, there was $16 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to stock option awards. These costs are expected to be recognized over a weighted-average period of approximately 3.1 years.

The following stock option activity occurred under the 2012 Plan available for grants to employees and members of our Board of Directors:

	Year ended September 30,
	2012	2011	2010
	(in thousands, except per option amounts)
Weighted-average grant date fair value per option	$9.67	$9.62	$10.83
Total intrinsic value of stock options exercised	3,222	10,553	2,323
Total grant date fair value of stock options vested	3,965	9,206	2,784

Index

Cash received from stock option exercises for the fiscal year ended September 30, 2012 was $11.6 million. There was approximately $28,000 tax deficiency realized during the fiscal year ended September 30, 2012 resulting from the exercise of option awards during the fiscal year.

Restricted stock awards

We may grant awards under the 2012 Plan in connection with initial employment or under various retention programs for individuals who are responsible for a contribution to the management, growth, and/or profitability. Through our Canadian subsidiary, we established a trust fund. This trust fund was established and funded to enable the trust fund to acquire our common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary (see Note 11 for discussion of our consolidation of this trust fund, which is a VIE). We may also grant awards to officers and certain other employees in lieu of cash for 10% to 50% of annual bonus amounts in excess of $250,000. During the three months ended December 31, 2010, our Board of Directors approved the granting of restricted stock unit awards rather than restricted stock awards after reviewing certain income tax consequences to retirement eligible participants associated with the restricted stock awards. Our intention is to issue restricted stock units rather than restricted stock awards in the future. The determination of the number of units or shares to be granted is determined by the compensation committee of the Board of Directors. Under the plan, the awards are generally restricted for a three to five year period, during which time the awards are forfeitable in the event of termination other than for death, disability or retirement. The following employee related activity occurred during the fiscal year ended September 30, 2012:

	Shares/Units	Weighted- average grant date fair value ($)

Non-vested at October 1, 2011	4,355,474	$26.64
Granted	3,420,605	31.82
Vested	(1,391,992)	24.76
Forfeited	(333,298)	28.36
Non-vested at September 30, 2012	6,050,789	$29.87

Expense and income tax benefits related to our restricted stock awards are presented below:

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Total share-based expense	$39,588	$30,179	$29,159
Income tax benefits related to share-based expense	13,186	11,468	10,949

For the twelve months ended September 30, 2012, we realized $2.6 million of excess tax benefits related to our restricted stock awards.

As of September 30, 2012, there was $106.9 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to restricted stock shares and restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately 3.38 years. The total fair value of shares and unit awards vested under this plan during the fiscal year ended September 30, 2012 was $34.5 million.

Employee stock purchase plan

Under the 2003 Employee Stock Purchase Plan, we are authorized to issue up to 7,375,000 shares of common stock to our full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose each year to have up to 20% of their annual compensation specified to purchase our common stock. Share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a fair market value of $25,000. The purchase price of the stock is 85% of the market price on the day prior to the purchase date. Under the plan we sold approximately 480,000, 337,000 and 382,000 shares to employees during the years ended September 30, 2012, 2011 and 2010, respectively. The compensation cost is calculated as the value of the 15% discount from market value and was $2.4 million, $1.6 million and $1.5 million during the fiscal years ended September 30, 2012, 2011 and 2010 respectively.

Index

Employee investment funds

Certain key employees participate in the EIF Funds, which are limited partnerships that invest in certain of our merchant banking and venture capital activities and other unaffiliated venture capital limited partnerships (see Notes 2 and 11 for further information on our consolidation of the EIF Funds, which are VIEs). We made non-recourse loans to these key employees for two-thirds of the purchase price per unit. All of these loans have been repaid.

As part of the Morgan Keegan acquisition, we acquired various employee investment funds. Certain key employees participate in these funds, which are limited partnerships that invest in certain unaffiliated venture capital limited partnerships. These funds had a fair value of approximately $105 million at the Closing Date.

NOTE 24 - NON-EMPLOYEE SHARE-BASED AND OTHER COMPENSATION

Share-based compensation plans

On February 23, 2012, as more fully described in Note 23, the 2012 Plan was approved by our shareholders.  The 2012 Plan serves as the successor to the 2007 Stock Option Plan for Independent Contractors. Upon approval of the 2012 Plan by our shareholders, the 2007 Stock Option Plan for Independent Contractors terminated (except with respect to awards previously granted under the 2007 Stock Option Plan for Independent Contractors that remain outstanding). The 2007 plan was established to replace on substantially the same terms and conditions, the 1990 plan. As of September 30, 2012, the 1990 plan still has options outstanding.

Stock option awards

Under the 2012 Plan, we may grant stock options to our independent contractor financial advisors. We have issued new shares under the 2012 Plan and also are permitted to reissue our treasury shares. Options granted prior to August 21, 2008 are exercisable five years after grant date provided that the financial advisors are still associated with us, disabled, deceased or recently retired. Options granted on or after August 21, 2008 are exercisable five years after grant date provided that the financial advisors are still associated with us or have terminated within 45 days, disabled, deceased or recently retired. Option terms are specified in individual agreements and expire on a date no later than the sixth anniversary of the grant date. Options are granted with an exercise price equal to the market price of our stock on the grant date.

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

Expense and income tax benefits related to stock option grants to our independent contractor financial advisors are presented below:

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Total share-based expense	$2,033	$952	$1,899
Income tax benefits related to share-based expense	773	362	713

Index

The fair value of each option grant awarded to an independent contractor financial advisor is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model with the following weighted-average assumptions used for fiscal years ended 2012, 2011 and 2010:

	Year ended September 30,
	2012	2011	2010

Dividend yield	1.52%	1.62%	1.73%
Expected volatility	43.84%	44.14%	51.84%
Risk-free interest rate	0.73%	0.65%	0.88%
Expected lives	3.27	2.54	2.24

The dividend yield assumption is based on our current declared dividend as a percentage of the stock price. The expected volatility assumption is based on our historical stock price and is a weighted average combining (1) the volatility of the most recent year, (2) the volatility of the most recent time period equal to the expected lives assumption, and (3) the annualized volatility of the price of our stock since the late 1980s. The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at each point in time the options are valued. The expected lives assumption is based on the difference between the option's vesting date plus 90 days (the average exercise period) and the date of the current reporting period.

A summary of independent contractor financial advisors option activity for the fiscal year ended September 30, 2012 is presented below:

	Options for shares	Weighted-average exercise price ($)	Weighted-average remaining contractual term (years)	Aggregate intrinsic value ($)

Outstanding at October 1, 2011	474,750	$29.45	—
Granted	47,200	27.10	—
Exercised	(188,850)	31.53	—
Forfeited	(12,350)	29.98	—
Expired	—	—	—
Outstanding at September 30, 2012	320,750	$27.87	2.21	$2,815,000

Exercisable at September 30, 2012	103,600	$31.78	0.16	$505,000

As of September 30, 2012, there was $805 thousand of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to unvested stock options granted to our independent contractor financial advisors based on an estimated weighted-average fair value of $14.30 per share at that date. These costs are expected to be recognized over a weighted-average period of approximately 2.96 years. The following activity for our independent contractor financial advisors occurred as follows:

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Total intrinsic value of stock options exercised	$783	$3,300	$2,676
Total fair value of stock options vested	1,116	1,448	—

Cash received from stock option exercises for the fiscal year ended September 30, 2012 was $5.9 million. There were $14 thousand excess tax benefits realized for the tax deductions from option exercise of awards to our independent contractor financial advisors for the fiscal year ended September 30, 2012.

Index

Restricted stock awards

Under the 2012 Plan we may grant restricted shares of common stock or restricted stock units to employees and independent contractor financial advisors. We issue new shares under this plan as it was approved by shareholders. During the three months ended December 31, 2010, our Board of Directors approved the granting of restricted stock unit awards rather than restricted stock awards after reviewing certain income tax consequences to retirement eligible participants associated with the restricted stock awards. Our intention is to issue restricted stock units rather than restricted stock awards in the future. Under the plan the awards are generally restricted for a five year period, during which time the awards are forfeitable in the event the independent contractor financial advisors are no longer associated with us, other than for death, disability or retirement. The following activity for our independent contractor financial advisors occurred during the fiscal year ended September 30, 2012:

	Shares/Units	Weighted- average reporting date fair value ($)

Non-vested at October 1, 2011	152,330	$25.96
Granted	2,586
Vested	(47,075)
Forfeited	(1,896)
Non-vested at September 30, 2012	105,945	$36.65

The weighted-average fair value of share and unit awards vested during the fiscal year ended September 30, 2012 was $34.09 per share. The weighted-average fair value of share and unit awards forfeited during the fiscal year ended September 30, 2012 was $36.53 per share.

Expense and income tax benefits related to our restricted stock awards granted to our independent contractor financial advisors are presented below:

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Total share-based expense	$2,062	$923	$858
Income tax benefits related to share-based expense	783	351	322

As of September 30, 2012, there was $671 thousand of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to unvested restricted stock granted to our independent contractor financial advisors based on an estimated fair value of $36.65 per share at that date. These costs are expected to be recognized over a weighted-average period of approximately 1.79 years. The total fair value of share and unit awards vested during the years ended September 30, 2012, 2011 and 2010 was $1.6 million, $49 thousand and $317 thousand, respectively.

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

Index

NOTE 25 – REGULATIONS AND CAPITAL REQUIREMENTS

RJF, as a financial holding company, and RJ Bank, are subject to various regulatory capital requirements administered by bank regulators.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our and RJ Bank’s financial results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJF and RJ Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. RJF’s and RJ Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Effective with its February, 2012 conversion to a financial holding company, quantitative measures established by regulation to ensure capital adequacy require RJF, as a financial holding company, and RJ Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital to average assets (as defined).

To be categorized as “well capitalized,” RJF must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJF as of September 30, 2012:
Total capital (to risk-weighted assets)	$3,056,794	18.9%	$1,293,881	8.0%	$1,617,351	10.0%
Tier I capital (to risk-weighted assets)	2,896,279	17.9%	647,213	4.0%	970,820	6.0%
Tier I capital (to adjusted assets)	2,896,279	14.0%	827,508	4.0%	1,034,385	5.0%

To be categorized as “well capitalized,” RJ Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJ Bank as of September 30, 2012:
Total capital (to risk-weighted assets)	$1,158,139	13.4%	$694,275	8.0%	$867,844	10.0%
Tier I capital (to risk-weighted assets)	1,049,060	12.1%	347,137	4.0%	520,706	6.0%
Tier I capital (to adjusted assets)	1,049,060	10.9%	386,245	4.0%	482,807	5.0%

RJ Bank as of September 30, 2011:
Total capital (to risk-weighted assets)	$1,018,858	13.7%	$595,165	8.0%	$743,956	10.0%
Tier I capital (to risk-weighted assets)	925,212	12.4%	297,582	4.0%	446,374	6.0%
Tier I capital (to adjusted assets)	925,212	10.3%	360,961	4.0%	451,202	5.0%

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

Index

The decrease in RJ Bank’s Total and Tier 1 Capital (to risk-weighted assets) ratios at September 30, 2012 compared to September 30, 2011 were primarily due to an increase in risk-weighted assets during the year ended September 30, 2012, resulting from our utilization of low risk-weighted excess cash balances available at September 30, 2011 to fund significant corporate loan growth.  The increase in RJ Bank’s Tier I Capital (to adjusted assets) ratio at September 30, 2012 compared to September 30, 2011 was primarily due to earnings and a change from using period-end total assets to average total assets in the calculation as a result of RJ Bank’s conversion to reporting under the Consolidated Reports of Condition and Income (“Call Report”) during the year ended September 30, 2012.

Our intention is to maintain RJ Bank's “well capitalized” status. RJ Bank maintains a total capital to risk-weighted assets ratio of at least 12% in accordance with the minimum established in its internal policy. In the unlikely event that RJ Bank failed to maintain its “well capitalized” status, the consequences could include a requirement to obtain a waiver prior to acceptance, renewal, or rollover of brokered deposits and higher FDIC premiums, but would not have a significant impact on our operations.

RJ Bank may pay dividends to the parent company without prior approval by its regulator as long as the dividend does not exceed the sum of RJ Bank's current calendar year and the previous two calendar years' retained net income, and RJ Bank maintains its targeted capital to risk-weighted assets ratios.

Prior to its conversion to a national bank, RJ Bank was subject to certain restrictions that would have become applicable to RJ Bank had it failed to meet an annual qualified thrift lender (“QTL”) test established by federal law, which required RJ Bank to make qualifying investments to meet this point-in-time test. On September 30, 2011, RJ Bank was granted an exception to the QTL requirement until September 29, 2012. With RJ Bank's February 1, 2012 conversion to a national bank, it is no longer subject to the QTL requirement.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJ&A and MK & Co., each member firms of the Financial Industry Regulatory Authority (“FINRA”), are subject to the rules of FINRA, whose capital requirements are substantially the same as Rule 15c3-1. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement,” which RJ&A, MK & Co. and RJFS have elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1 million, ($250 thousand for RJFS) or two percent of aggregate debit items arising from client transactions. FINRA may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items.

The net capital position of our wholly owned broker-dealer subsidiary RJ&A is as follows:

	As of September 30,
	2012	2011
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	17.22%	27.02%
Net capital	$264,315	$409,869
Less: required net capital	(30,696)	(30,340)
Excess net capital	$233,619	$379,529

The net capital position of our wholly owned broker-dealer subsidiary MK & Co. is as follows:

As of September 30, 2012
($ in thousands)
Morgan Keegan & Company, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	58.48%
Net capital	$270,413
Less: required net capital	(9,680)
Excess net capital	$260,733

Index

At September 30, 2012 and 2011, RJFS had no aggregate debit items and, therefore, the minimum net capital of $250 thousand was applicable. The net capital position of our wholly owned broker-dealer subsidiary RJFS is as follows:

	As of September 30,
	2012	2011
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$11,689	$17,829
Less: required net capital	(250)	(250)
Excess net capital	$11,439	$17,579

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to their capital, profitability, liquidity position, frequency of designation or at the discretion of the IIROC. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. RJ Ltd. is not in Early Warning Level 1 or Level 2 at either September 30, 2012 or 2011.

The risk adjusted capital of RJ Ltd. is as follows (in Canadian dollars):

	As of September 30,
	2012	2011
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$77,871	$70,855
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$77,621	$70,605

Raymond James Trust, N.A., (“RJT”) is regulated by the OCC and is required to maintain sufficient capital and meet capital and liquidity requirements. As of September 30, 2012 and 2011, RJT met the requirements.

At September 30, 2012, all of our other active regulated domestic and international subsidiaries are in compliance with and met all capital requirements.

RJF expects to continue paying cash dividends. However, the payment and rate of dividends on our common stock is subject to several factors including our operating results, financial requirements, and the availability of funds from our subsidiaries, including our broker-dealer and bank subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, FINRA and the IIROC. The availability of funds from subsidiaries may also be subject to restrictions contained in loan covenants of certain broker-dealer loan agreements; dividends to the parent from RJ Bank may be subject to restrictions by bank regulators. None of these restrictions have ever limited our past dividend payments.

Index

NOTE 26 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

We also act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another. Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions. We measure the market value of the securities borrowed and loaned against the cash collateral on a daily basis. The market value of securities borrowed was $93.1 million and securities loaned was $81.8 million at September 30, 2012, and the market value of securities borrowed was $113 million and securities loaned was $110.3 million at September 30, 2011. The contract value of securities borrowed and securities loaned was $96.3 million and $91.5 million, respectively, at September 30, 2012 and the contract value of securities borrowed and securities loaned was $120.5 million and $133.4 million, respectively, at September 30, 2011. Additional cash is obtained as necessary to ensure such transactions are adequately collateralized. If another party to the transaction fails to perform as agreed (for example, failure to deliver a security or failure to pay for a security), we may incur a loss if the market value of the security is different from the contract amount of the transaction.

We have also loaned, to broker-dealers and other financial institutions, securities owned by clients and others for which we have received cash or other collateral. The market value of securities loaned was $334.1 million at September 30, 2012. The contract value of securities loaned was $339.6 million at September 30, 2012. If a borrowing institution or broker-dealer does not return a security, we may be obligated to purchase the security in order to return it to the owner. In such circumstances, we may incur a loss equal to the amount by which the market value of the security on the date of nonperformance exceeds the value of the collateral received from the financial institution or the broker-dealer.

We have sold securities that we do not currently own, and will, therefore, be obligated to purchase such securities at a future date. We have recorded $232.4 million and $76.2 million at September 30, 2012 and 2011, respectively, which represents the market value of such securities (see Notes 5 and 6 for further information). We are subject to loss if the market price of those securities not covered by a hedged position increases subsequent to fiscal year-end. We utilize short positions on government obligations and equity securities to economically hedge long proprietary inventory positions.

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

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments held in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of September 30, 2012, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $1.4 million and CDN $3.5 million, respectively. RJ Bank is also subject to foreign exchange risk related to its net investment in a Canadian subsidiary. See Note 18 for information regarding how RJ Bank utilizes net investment hedges to mitigate a significant portion of this risk.

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

	As of September 30,
	2012	2011
	(in thousands)
Standby letters of credit	$140,688	$216,004
Open end consumer lines of credit	480,304	31,471
Commercial lines of credit	1,804,771	1,900,925
Unfunded loan commitments	101,077	115,562

In the normal course of business, RJ Bank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. These standby letters of credit generally expire in one year or less. As of September 30, 2012, $141 million of such letters of credit were outstanding. In the event that a letter of credit is drawn down, RJ Bank would pursue repayment from the party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to satisfy the amounts drawn down under the existing letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients and, accordingly, RJ Bank uses a credit evaluation process and collateral requirements similar to those for loan commitments.

Open end consumer lines of credit represent the unfunded amounts of loans primarily secured by marketable securities at advance rates consistent with industry standards. The proceeds from repayment or liquidation of collateral, which is monitored daily, are expected to satisfy the amounts drawn against the existing lines of credit.

Because many lending commitments expire without being funded in whole or part, the contract amounts are not estimates of RJ Bank’s actual future credit exposure or future liquidity requirements. RJ Bank maintains a reserve to provide for potential losses related to the unfunded lending commitments. See Note 9 for further discussion of this reserve for unfunded lending commitments.

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

Index

NOTE 27 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Year ended September 30,
	2012	2011	2010
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$295,869	$278,353	$228,283
Less allocation of earnings and dividends to participating securities (1)	(5,958)	(8,777)	(9,607)
Net income attributable to RJF common shareholders	$289,911	$269,576	$218,676

Income for diluted earnings per common share:
Net income attributable to RJF	$295,869	$278,353	$228,283
Less allocation of earnings and dividends to participating securities (1)	(5,926)	(8,756)	(9,592)
Net income attributable to RJF common shareholders	$289,943	$269,597	$218,691

Common shares:
Average common shares in basic computation	130,806	122,448	119,335
Dilutive effect of outstanding stock options and certain restricted stock units	985	388	257
Average common shares used in diluted computation	131,791	122,836	119,592

Earnings per common share:
Basic	$2.22	$2.20	$1.83
Diluted	$2.20	$2.19	$1.83
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	1,928	2,136	3,549

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities. Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 2.7 million, 4 million and 5.3 million for the years ended September 30, 2012, 2011 and 2010, respectively.  Dividends paid to participating securities amounted to $1.4 million, $1.9 million and $2.2 million for the years ended September 30, 2012, 2011, and 2010 respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are as follows:

	Year ended September 30,
	2012	2011	2010
Dividends per common share - declared	$0.52	$0.52	$0.44
Dividends per common share - paid	$0.52	$0.50	$0.44

Index

NOTE 28 – SEGMENT ANALYSIS

We currently operate through the following eight business segments: “Private Client Group;” “Capital Markets;” “Asset Management;” RJ Bank; “Emerging Markets;” “Securities Lending;” “Proprietary Capital” and various corporate activities combined in the “Other” segment.  The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. The financial results of our segments are presented using the same policies as those described in Note 2, “Summary of Significant Accounting Policies.” Segment data includes charges allocating corporate overhead and benefits to each segment. Intersegment revenues, charges, receivables and payables are eliminated upon consolidation.

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

RJ Bank originates and purchases C&I loans, commercial and residential real estate loans, as well as consumer loans, all of which are funded primarily by cash balances swept from the investment accounts of our broker-dealer subsidiaries' clients.

The Emerging Markets segment includes interests in operations in Latin America including Argentina, Uruguay, and Brazil. Through these entities, we operate securities brokerage, investment banking, asset management businesses and equity research.

The Securities Lending segment involves the borrowing and lending of securities from and to other broker-dealers, financial institutions and other counterparties, generally as an intermediary. However, we will also loan customer marginable securities held in a margin account containing a debit to counterparties. Additionally, securities are borrowed to facilitate RJ&A's clearance and settlement obligations.

The Proprietary Capital segment consists of our principal capital and private equity activities including various direct and third party private equity and merchant banking investments (including Raymond James Capital, Inc., a captive private equity business); employee investment funds including the EIF Funds; and various private equity funds which we sponsor including Raymond James Capital Partners, L.P.

The Other segment includes various corporate overhead costs of RJF including the interest cost on our public debt, the acquisition and integration costs associated with our acquisition of Morgan Keegan, and the loss associated with the securities repurchased in the prior year as a result of the ARS settlement.

Index

Information concerning operations in these segments of business is as follows:

	Year ended September 30,
	2012		2011		2010
	(in thousands)
Revenues:
Private Client Group	$2,475,190		$2,185,990		$1,903,101
Capital Markets	796,941		664,276		591,949
Asset Management	237,224		226,511		196,817
RJ Bank	345,693		281,992		276,770
Emerging Markets	23,911		43,184		16,639
Securities Lending	9,480		6,432		8,837
Proprietary Capital	48,875		16,805		17,029
Other	11,800		10,524		8,056
Intersegment eliminations	(51,214)		(35,828)		(39,682)
Total revenues(1)	$3,897,900		$3,399,886		$2,979,516

Income (loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$210,432		$218,811		$160,470
Capital Markets	82,805		77,990		84,236
Asset Management	67,241		66,176		46,981
RJ Bank	240,158		172,993		112,009
Emerging Markets	(7,050)		4,531		(5,446)
Securities Lending	4,659		1,488		2,721
Proprietary Capital	15,232		4,391		1,728
Other	(141,952)	(2)	(85,133)	(3)	(40,791)
Pre-tax income excluding noncontrolling interests	471,525		461,247		361,908
Add: net loss attributable to noncontrolling interests	(3,604)		(10,502)		(5,764)
Income including noncontrolling interests and before provision for income taxes	$467,921		$450,745		$356,144

(1)
No individual client accounted for more than ten percent of total revenues in any of the periods presented with the exception of our Emerging Markets segment. For the years ended September 30, 2012 and 2011, one client accounted for approximately 12% and 34% of the Emerging Markets' total revenues, respectively.

(2)
The Other segment for the year ended September 30, 2012 includes $59.3 million in acquisition and integration expenses and certain interest expense related to the acquisition of Morgan Keegan (see Note 3 for further information regarding the Morgan Keegan acquisition).

(3)	The Other segment for the year ended September 30, 2011 includes a $41 million loss provision for auction rate securities (see the discussion of the prior year ARS settlement in Note 7).

Index

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Net interest income (expense):
Private Client Group	$77,693	$67,496	$55,934
Capital Markets	5,541	4,967	5,377
Asset Management	(17)	107	45
RJ Bank	322,024	271,306	259,565
Emerging Markets	1,100	1,199	93
Securities Lending	7,134	4,228	4,918
Proprietary Capital	888	473	1,953
Other	(52,474)	(23,288)	(19,844)
Net interest income	$361,889	$326,488	$308,041

The following table presents our total assets on a segment basis:

	September 30,
	2012	2011
	(in thousands)
Total assets:
Private Client Group (1)	$6,484,878	$5,581,214
Capital Markets (2)	2,514,527	1,478,974
Asset Management	81,838	61,793
RJ Bank	9,701,996	8,741,975
Emerging Markets	43,616	74,362
Securities Lending	432,684	817,770
Proprietary Capital	355,350	176,919
Other	1,545,376	1,073,988
Total	$21,160,265	$18,006,995

(1)	Includes $173 million and $48 million of goodwill at September 30, 2012 and 2011, respectively.

(2)	Includes $127 million and $24 million of goodwill at September 30, 2012 and 2011, respectively.

We have operations in the United States, Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Revenues:
United States	$3,500,982	$2,947,633	$2,653,174
Canada	297,348	339,067	256,105
Europe	78,221	63,665	54,037
Other	21,349	49,521	16,200
Total	$3,897,900	$3,399,886	$2,979,516

Pre-tax income excluding noncontrolling interests:
United States	$450,731	$416,955	$356,249
Canada	29,593	42,333	12,826
Europe	(1,839)	(2,312)	(1,812)
Other	(6,960)	4,271	(5,355)
Total	$471,525	$461,247	$361,908

Index

Our total assets, classified by major geographic area in which they are held, are presented below:

	September 30,
	2012	2011
	(in thousands)
Total assets:
United States (1)	$19,296,197	$16,456,892
Canada(2)	1,788,883	1,436,505
Europe(3)	42,220	50,666
Other	32,965	62,932
Total	$21,160,265	$18,006,995

(1)	Includes $260 million and $32 million of goodwill at September 30, 2012 and September 30, 2011, respectively.

(2)	Includes $33 million of goodwill at September 30, 2012 and 2011.

(3)	Includes $7 million of goodwill at September 30, 2012 and 2011.

NOTE 29 - CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

As more fully described in Note 1, RJF (or the “Parent”), is a financial holding company whose subsidiaries are engaged in various financial services businesses. The Parent's primary activities include investments in subsidiaries and corporate investments, including cash management, company-owned life insurance and private equity investments. The primary source of operating cash available to the Parent is provided by dividends from its subsidiaries.

Three principal domestic broker-dealer subsidiaries of the Parent, RJ&A, MK & Co. and RJFS, are required by regulations to maintain a minimum amount of net capital (other non-bank subsidiaries of the Parent are also required by regulations to maintain a minimum amount of net capital, but those other subsidiaries are relatively insignificant). RJ&A is further required by certain covenants in its borrowing agreements to maintain net capital equal to 10% of aggregate debit balances. At September 30, 2012, each of these brokerage subsidiaries far exceeded their minimum net capital requirements. See Note 25 for further information.

RJ Bank has net assets of approximately $1 billion as of September 30, 2012.

Subsidiary net assets of approximately $1.3 billion are restricted from being transferred from certain subsidiaries to the Parent as of September 30, 2012, under regulatory or other restrictions.

Liquidity available to the Parent from its other subsidiaries, other than broker-dealer subsidiaries and RJ Bank, is not limited by regulatory or other restrictions, but is relatively insignificant. The Parent regularly receives a portion of the profits of subsidiaries, other than RJ Bank, as dividends.

See Notes 15, 17, 20 and 25 for more information regarding borrowings, commitments, contingencies and guarantees, and capital and regulatory requirements of the Parent's subsidiaries.

Index

The following table presents the Parent's statement of financial condition:

	September 30,
	2012	2011
	(in thousands)
Assets:
Cash and cash equivalents	$259,129	$252,601	(1)
Intercompany receivables from subsidiaries:
Bank subsidiary	—	188
Nonbank subsidiaries (2)	558,051	285,326
Investments in consolidated subsidiaries:
Bank subsidiary	1,038,449	896,004
Nonbank subsidiaries	2,515,223	1,506,008
Property and equipment, net	14,398	9,938
Goodwill and identifiable intangible assets, net	274,309	31,751
Other assets	241,716	274,630
Total assets	$4,901,275	$3,256,446

Liabilities and equity:
Trade and other	91,628	34,108
Intercompany payables to subsidiaries:
Bank subsidiary	39	—
Nonbank subsidiaries	263,717	1,077
Accrued compensation and benefits	128,294	84,138
Corporate debt	1,148,657	549,504
Total liabilities	1,632,335	668,827
Equity	3,268,940	2,587,619
Total liabilities and equity	$4,901,275	$3,256,446

(1)	The balance as of September 30, 2011 includes $250 million of cash on deposit at RJ Bank.

(2)
Of the total receivable from nonbank subsidiaries, $446 million and $221 million at September 30, 2012 and 2011, respectively, is invested in cash and cash equivalents by the subsidiary on behalf of the Parent.

Index

The following table presents the Parent's statement of income:

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Revenues:
Dividends from nonbank subsidiaries	$433,643	$164,121	$199,644
Dividends from bank subsidiary	75,000	100,000	—
Interest from subsidiaries	1,876	1,068	1,558
Interest	322	240	93
Other, net	7,391	7,762	3,178
Total revenues	518,232	273,191	204,473

Expenses:
Compensation and benefits	38,027	28,214	26,225
Communications and information processing	4,624	3,821	3,723
Occupancy and equipment costs	1,188	1,112	1,768
Business development	12,613	11,684	7,409
Interest	61,122	31,309	26,020
Other	26,716	5,894	5,017
Intercompany allocations and charges	(25,360)	(28,757)	(23,170)
Total expenses	118,930	53,277	46,992

Income before income tax benefits and equity in undistributed net income of subsidiaries	399,302	219,914	157,481
Income tax benefits	(48,575)	(11,037)	(25,947)
Income before equity in undistributed net income of subsidiaries	447,877	230,951	183,428
Equity in undistributed net income of subsidiaries	(152,008)	47,402	44,855
Net income	$295,869	$278,353	$228,283

Other comprehensive income, net of tax:
Change in unrealized gain (loss) on available for sale securities and non-credit portion of other-than-temporary impairment losses	2	—	1
Total comprehensive income	$295,871	$278,353	$228,284

Index

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$295,869	$278,353	$228,283

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investments	(6,286)	(6,758)	(3,416)
(Gain) loss on company-owned life insurance	(22,848)	3,208	(10,290)
Equity in undistributed net income of subsidiaries	152,008	(47,402)	(44,855)
Other, net	57,221	40,917	24,001

Net change in:
Intercompany receivables	(35,456)	(254,735)	152,103
Other	(266,467)	12,406	(19,425)
Intercompany payables	239,669	(6,090)	5,354
Trade and other	22,034	12,093	7,599
Accrued compensation and benefits	44,156	5,144	21,735
Net cash provided by operating activities	479,900	37,136	361,089

Cash flows from investing activities:
Investments in and advances to subsidiaries, net	(278,590)	(264,000)	(15,650)
Purchases of investments, net	3,258	(5,859)	(8,926)
Purchase of investments in company-owned life insurance, net	(18,271)	(12,224)	(13,293)
Acquisition of subsidiary	(1,073,621)	—	—
Net cash used in investing activities	(1,367,224)	(282,083)	(37,869)

Cash flows from financing activities:
Proceeds from borrowed funds, net	586,860	249,498	—
Proceeds from issuance of shares in registered public offering	362,823	—	—
Exercise of stock options and employee stock purchases	33,811	47,383	19,917
Purchase of treasury stock	(20,860)	(23,111)	(3,537)
Dividends on common stock	(68,782)	(63,090)	(56,009)
Net cash provided by (used in) financing activities	893,852	210,680	(39,629)

Net increase (decrease) in cash and cash equivalents	6,528	(34,267)	283,591
Cash and cash equivalents at beginning of year	252,601	286,868	3,277
Cash and cash equivalents at end of year	$259,129	$252,601	$286,868

Supplemental disclosures of cash flow information:
Cash paid for interest	$49,155	$25,800	$25,442
Cash (received) paid for income taxes	$(74,501)	$(15,613)	$20,919

Supplemental disclosures of noncash investing activity:
Investments in subsidiaries	$153,854	$40,359	$—

Index

SUPPLEMENTARY DATA:

SELECTED QUARTERLY FINANCIAL DATA
(unaudited)

Fiscal year 2012	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in thousands, except per share data)
Revenues	$798,817	$889,853	$1,115,762	$1,093,468
Net revenues	$782,777	$871,937	$1,086,208	$1,065,609
Non-interest expenses	$678,129	$764,035	$948,217	$948,229
Income including noncontrolling interests and before provision for income taxes	$104,648	$107,902	$137,991	$117,380
Net income attributable to Raymond James Financial, Inc.	$67,325	$68,869	$76,350	$83,325
Net income per share - basic	$0.53	$0.52	$0.55	$0.60
Net income per share - diluted (1)	$0.53	$0.52	$0.55	$0.60
Dividends declared per share	$0.13	$0.13	$0.13	$0.13

Fiscal year 2011	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in thousands, except per share data)
Revenues	$830,333	$866,744	$868,212	$834,597
Net revenues	$813,829	$852,057	$850,387	$817,783
Non-interest expenses	$687,083	$727,819	$769,308	$699,101
Income including noncontrolling interests and before provision for income taxes	$126,746	$124,238	$81,079	$118,682
Net income attributable to Raymond James Financial, Inc.	$81,723	$80,917	$46,786	$68,927
Net income per share - basic	$0.65	$0.64	$0.37	$0.54
Net income per share - diluted (1)	$0.65	$0.64	$0.37	$0.54
Dividends declared per share	$0.13	$0.13	$0.13	$0.13

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Index

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2012. KPMG LLP, who audited and reported on our consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of September 30, 2012 (included below).

Index

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Raymond James Financial, Inc.:
We have audited Raymond James Financial, Inc.'s (the Company) internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Raymond James Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 2012, and our report dated November 21, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

November 21, 2012
Tampa, Florida
Certified Public Accountants

Index

Item 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers appears in Part I, Item 1 of this form 10-K. The balance of the information required by Item 10 is incorporated herein by reference to the registrant's definitive proxy statement for the 2013 Annual Meeting of Shareholders. Such proxy statement is expected to be filed with the SEC prior to January 16, 2013.

ITEMS 11, 12, 13 AND 14.

The information required by Items 11, 12, 13 and 14 is incorporated herein by reference to the registrant's definitive proxy statement for the 2013 Annual Meeting of Shareholders. Such proxy statement is expected to be filed with the SEC prior to January 16, 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibit listing

Index

Exhibit Number		Description
3.1
Restated Articles of Incorporation of Raymond James Financial, Inc. as filed with the Secretary of State of Florida on November 25, 2008, incorporated by reference to Exhibit 3(i).1 as filed with Form 10-K on November 28, 2008.

3.2
Amended and Restated By-Laws of Raymond James Financial, Inc. reflecting amendments adopted by the Board of Directors on April 20, 2012, incorporated by reference to Exhibit 3(ii) as filed with Form 8-K on April 25, 2012.

4.1		Description of Capital Stock, incorporated by reference to Exhibit 4.1 as filed with Form 10-Q on August 10, 2009.

4.2.1
Indenture, dated as of August 10, 2009 (for senior debt securities) between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.2 as filed with Form 10-Q on August 10, 2009.

4.2.2
First Supplemental Indenture, dated as of August 20, 2009 (for senior debt securities) between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 as filed with Form 8-K on August 20, 2009.

4.2.3
Second Supplemental Indenture, dated as of April 11, 2011 (for senior debt securities) between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 as filed with Form 8-K on April 11, 2011.

4.2.4
Third Supplemental Indenture, dated as of March 7, 2012 (for senior debt securities), between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 as filed with Form 8-K on March 7, 2012.

4.2.5
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

10.8	*	Letter agreement dated February 25, 2009 between us and Paul Reilly, incorporated by reference to Exhibit No. 10.14 as filed with Form 8-K on March 3, 2009.

* Indicates a management contract or compensatory plan or arrangement in which a director or named executive officer participates.

Index

Exhibit Number		Description
10.9	*
Agreement dated December 23, 2009, between Raymond James Financial, Inc. and Thomas A. James regarding service as Chairman of the Board after his retirement as Chief Executive Officer, incorporated by reference to Exhibit 10.15 as filed with Form 10-Q on February 9, 2010.

10.10.1	*
Amended and Restated 2007 Raymond James Financial, Inc. Stock Bonus Plan (as amended and restated effective December 10, 2010), incorporated by reference to Exhibit 10.16.1 as filed with Form 10-Q on February 8, 2011.

10.10.2	*
Form of Notice of Restricted Stock Unit Award and associated Restricted Stock Unit Agreement under Amended and Restated 2007 Raymond James Financial, Inc. Stock Bonus Plan, incorporated by reference to Exhibit 10.16.2 as filed with Form 10-Q on February 8, 2011.

10.10.3	*
Form of Amendment to Restricted Stock Grant Agreements outstanding under 2007 Raymond James Financial, Inc. Stock Bonus Plan, incorporated by reference to Exhibit 10.16.3 as filed with Form 8-K on November 30, 2010.

10.11.1	*
Composite Version of 2005 Raymond James Financial, Inc. Restricted Stock Plan (as amended on December 10, 2010), incorporated by reference to Appendix A to the Definitive Proxy Statement for the Annual Meeting of Shareholders held February 24, 2011, filed on January 18, 2011.

10.11.2	*
Form of Notice of Restricted Stock Unit Award and associated Restricted Stock Unit Agreement (employee/independent contractor) under 2005 Raymond James Financial, Inc. Restricted Stock Plan, as amended, incorporated by reference to Exhibit 10.17.2 as filed with Form 8-K on November 30, 2010.

10.11.3	*
Form of Amendment to Restricted Stock Grant Agreements outstanding under 2005 Raymond James Financial, Inc. Restricted Stock Plan, incorporated by reference to Exhibit 10.17.3 as filed with Form 8-K on November 30, 2010.

10.12		SEC Order Instituting Administrative and Cease-and-Desist Proceedings dated June 29, 2011, incorporated by reference to Exhibit 10.18 as filed with Form 10-Q on August 9, 2011.

10.13
State of Florida Office of Financial Regulation Administrative Consent Agreement to Final Order dated June 29, 2011, incorporated by reference to Exhibit 10.19 as filed with Form 10-Q on August 9, 2011.

10.14		Texas State Securities Board Consent Order dated June 29, 2011, incorporated by reference to Exhibit 10.20 as filed with Form 10-Q on August 9, 2011.

10.15
Master Promissory Note (Demand Loans), dated September 27, 2011, by Raymond James Financial, Inc., in favor of The Bank of New York Mellon, incorporated by reference to Exhibit 10.16 as filed with Form 10-K on November 23, 2011.

10.16.1
Uncommitted Line of Credit Agreement, dated as September 27, 2011, between Raymond James Financial, Inc. and Fifth Third Bank, incorporated by reference to Exhibit 10.17 as filed with Form 10-K on November 23, 2011.

10.16.2		Fifth Third Bank Uncommitted Line of Credit Agreement Extension Letter dated September 25, 2012, filed herewith.

10.17	*	Amended and Restated Raymond James Financial Long-Term Incentive Plan dated as of December 31, 2007, incorporated by reference to Exhibit 10.18 as filed with Form 10-K on November 23, 2011.

10.18
Stock Purchase Agreement, dated January 11, 2012, between Raymond James Financial, Inc. and Regions Financial Corporation (excluding certain exhibits and schedules), incorporated by reference to Exhibit 10.19 as filed with Form 8-K on January 12, 2012.

10.19	*
Employment Separation Agreement, Waiver and Release dated as of January 20, 2012 between Raymond James Financial, Inc. and Richard K. Riess, incorporated by reference to Exhibit 10.20 as filed with Form 10-Q on May 9, 2012.

10.20.1	*
Raymond James Financial, Inc. 2012 Stock Incentive Plan, incorporated by reference to Appendix A to Definitive Proxy Statement for the Annual Meeting of Shareholders held February 23, 2012, filed January 25, 2012.

10.20.2	*	Form of Contingent Stock Option Agreement under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.22 as filed with Form 10-Q on May 9, 2012.

* Indicates a management contract or compensatory plan or arrangement in which a director or named executive officer participates.

Index

Exhibit Number		Description
10.20.3	*	Form of Stock Option Agreement under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.23 as filed with Form 10-Q on May 9, 2012.

10.20.4	*
Form of Restricted Stock Unit Agreement for Non-Bonus Award (Employee/Independent Contractor) under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.24 as filed with Form 10-Q on May 9, 2012.

10.20.5	*	Form of Restricted Stock Unit Agreement for Non-Employee Director under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.25 as filed with Form 10-Q on May 9, 2012.

10.20.6	*	Form of Restricted Stock Unit Agreement for Stock Bonus Award under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.26 as filed with Form 10-Q on May 9, 2012.

10.20.7	*
Form of Restricted Stock Unit Agreement for John C. Carson, Jr. (Performance-based Retention Award) under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.27 as filed with Form 10-Q on May 9, 2012.

10.21	*
Letter Agreement dated January 31, 2012 between Raymond James Financial, Inc. and Richard G. Averitt, III regarding transition of services and employment matters, incorporated by reference to Exhibit 10.28 as filed with Form 10-Q on May 9, 2012.

10.22	*
Employment Agreement, dated January 11, 2012, as amended and restated as of April 20, 2012, by and between Raymond James Financial, Inc. and John C. Carson, Jr., incorporated by reference to Exhibit 10.1 as filed with Form 8-K on April 25, 2012.

10.23		Revolving Credit Agreement, dated as of November 14, 2012, by Regions Bank and RJ Securities, Inc., incorporated by reference to Exhibit 10.23 as filed with Form 8-K on November 16, 2012.

11		Computation of Earnings per Share is set forth in Note 27 of the Notes to Consolidated Financial Statements in this Form 10-K.

12		Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends, filed herewith.

14.1		Code of Ethics for Senior Financial Officers as amended on August 23, 2007, incorporated by reference to Exhibit 14.1 as filed with Form 10-K on November 28, 2008.

14.2		Business Ethics and Corporate Policy as amended on November 27, 2007, incorporated by reference to Exhibit 14.2 as filed with Form 10-K on November 29, 2007.

21		List of Subsidiaries, filed herewith.

23		Consent of KPMG LLP, filed herewith.

31.1		Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

31.2		Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

32		Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

99.(i).1		Charter of the Audit Committee of the Board of Directors as revised on November 21, 2011, incorporated by reference to Exhibit 99.(i).1 as filed with Form 10-Q on February 8, 2012.

99.(i).2
Charter of the Corporate Governance, Nominating and Compensation Committee as revised on November 24, 2009, incorporated by reference to Exhibit (99).(i).2 as filed with Form 10-K on November 25, 2009.

* Indicates a management contract or compensatory plan or arrangement in which a director or named executive officer participates.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 21st day of November, 2012.

RAYMOND JAMES FINANCIAL, INC.

By /s/ PAUL C. REILLY
Paul C. Reilly, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL C. REILLY	Chief Executive Officer and Director	November 21, 2012
Paul C. Reilly

/s/ THOMAS A. JAMES	Executive Chairman and Director	November 21, 2012
Thomas A. James

/s/ SHELLEY G. BROADER	Director	November 21, 2012
Shelley G. Broader

/s/ FRANCIS S. GODBOLD	Vice Chairman and Director	November 21, 2012
Francis S. Godbold

/s/ H. WILLIAM HABERMEYER, JR	Director	November 21, 2012
H. William Habermeyer, Jr.

/s/ CHET B. HELCK	Executive Vice President and Director	November 21, 2012
Chet B. Helck

/s/ GORDON L. JOHNSON	Director	November 21, 2012
Gordon L. Johnson

/s/ ROBERT P. SALTZMAN	Director	November 21, 2012
Robert P. Saltzman

/s/ HARDWICK SIMMONS	Director	November 21, 2012
Hardwick Simmons

/s/ SUSAN N. STORY	Director	November 21, 2012
Susan N. Story

/s/ JEFFREY P. JULIEN	Executive Vice President - Finance,	November 21, 2012
Jeffrey P. Julien	Chief Financial Officer and Treasurer

/s/ JENNIFER C. ACKART	Senior Vice President and Controller	November 21, 2012
Jennifer C. Ackart	(Principal Accounting Officer)