Form 10-Q
period 2012-12-31
RAYMOND JAMES FINANCIAL INC
filed 2013-02-08
CIK 720005

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012
or

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
(727) 567-1000
(Registrant’s telephone number, including area code)
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
Yes ☐                               No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

139,456,462 shares of common stock as of February 4, 2013

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Form 10-Q for the quarter ended December 31, 2012

Index

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31, 2012	September 30, 2012
	(in thousands)
Assets:
Cash and cash equivalents	$2,187,707	$1,980,020
Assets segregated pursuant to regulations and other segregated assets	3,421,505	2,784,199
Securities purchased under agreements to resell and other collateralized financings	598,579	565,016
Financial instruments, at fair value:
Trading instruments	826,194	804,272
Available for sale securities	714,911	733,874
Private equity investments	329,767	336,927
Other investments	295,702	310,806
Derivative instruments associated with offsetting matched book positions	431,807	458,265
Receivables:
Brokerage clients, net	2,037,742	2,067,117
Stock borrowed	173,500	200,160
Bank loans, net	8,459,998	7,991,512
Brokers-dealers and clearing organizations	89,829	225,306
Loans to financial advisors, net	440,365	445,497
Other	368,934	427,641
Deposits with clearing organizations	166,643	163,848
Prepaid expenses and other assets	660,469	605,566
Investments in real estate partnerships held by consolidated variable interest entities	297,535	299,611
Property and equipment, net	235,733	231,195
Deferred income taxes, net	164,541	168,187
Goodwill and identifiable intangible assets, net	374,510	361,246
Total assets	$22,275,971	$21,160,265

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(continued from previous page)

	December 31, 2012	September 30, 2012
	($ in thousands)
Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$202,032	$232,436
Securities sold under agreements to repurchase	373,290	348,036
Derivative instruments associated with offsetting matched book positions, at fair value	431,807	458,265
Payables:
Brokerage clients	5,553,862	4,584,656
Stock loaned	267,034	423,519
Bank deposits	8,946,665	8,599,713
Brokers-dealers and clearing organizations	124,461	103,164
Trade and other	626,706	628,734
Other borrowings	132,000	—
Accrued compensation, commissions and benefits	537,055	690,654
Loans payable of consolidated variable interest entities	71,387	81,713
Corporate debt	1,200,090	1,329,093
Total liabilities	18,466,389	17,479,983
Commitments and contingencies (see Note 16)
Equity
Preferred stock; $.10 par value; authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Common stock; $.01 par value; authorized 350,000,000 shares; issued 143,635,004 at December 31, 2012 and 142,853,667 at September 30, 2012	1,417	1,404
Additional paid-in capital	1,071,580	1,030,288
Retained earnings	2,412,561	2,346,563
Treasury stock, at cost; 5,098,475 common shares at December 31, 2012 and 5,117,049 common shares at September 30, 2012	(121,656)	(118,762)
Accumulated other comprehensive income	15,899	9,447
Total equity attributable to Raymond James Financial, Inc.	3,379,801	3,268,940
Noncontrolling interests	429,781	411,342
Total equity	3,809,582	3,680,282
Total liabilities and equity	$22,275,971	$21,160,265

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
	2012	2011
	(in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$738,584	$511,334
Investment banking	84,870	39,336
Investment advisory fees	62,070	53,505
Interest	123,126	102,096
Account and service fees	88,451	74,010
Net trading profits	9,339	9,343
Other	31,069	9,193
Total revenues	1,137,509	798,817
Interest expense	28,021	16,040
Net revenues	1,109,488	782,777
Non-interest expenses:
Compensation, commissions and benefits	762,548	541,622
Communications and information processing	60,366	37,567
Occupancy and equipment costs	39,478	25,937
Clearance and floor brokerage	10,168	7,454
Business development	30,629	27,839
Investment sub-advisory fees	8,050	6,562
Bank loan loss provision	2,923	7,456
Acquisition related expenses	17,382	—
Other	30,777	23,692
Total non-interest expenses	962,321	678,129
Income including noncontrolling interests and before provision for income taxes	147,167	104,648
Provision for income taxes	53,273	43,526
Net income including noncontrolling interests	93,894	61,122
Net income (loss) attributable to noncontrolling interests	8,020	(6,203)
Net income attributable to Raymond James Financial, Inc.	$85,874	$67,325

Net income per common share – basic	$0.62	$0.53
Net income per common share – diluted	$0.61	$0.53
Weighted-average common shares outstanding – basic	136,524	123,225
Weighted-average common and common equivalent shares outstanding – diluted	138,694	123,712

Net income attributable to Raymond James Financial, Inc.	$85,874	$67,325
Other comprehensive income, net of tax:(1)
Change in unrealized gain (loss) on available for sale securities and non-credit portion of other-than-temporary impairment losses	10,138	(5,661)
Change in currency translations and net investment hedges	(3,686)	4,820
Total comprehensive income	$92,326	$66,484

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$3,354	$(4,187)
Portion of (recoveries) losses recognized in other comprehensive income (before taxes)	(3,739)	2,091
Net impairment losses recognized in other revenue	$(385)	$(2,096)

(1)
The components of other comprehensive income, net of tax, are attributable to Raymond James Financial, Inc.  None of the components of other comprehensive income are attributable to noncontrolling interests.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended December 31,
	2012	2011
	(in thousands, except per share amounts)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,404	$1,271
Issuances	13	9
Balance, end of period	1,417	1,280

Additional paid-in capital:
Balance, beginning of year	1,030,288	565,135
Employee stock purchases	3,273	2,215
Exercise of stock options and vesting of restricted stock units, net of forfeitures	18,542	1,270
Restricted stock, stock option and restricted stock unit expense	17,154	16,907
Excess tax benefit from share-based payments	2,071	1,100
Other	252	(125)
Balance, end of period	1,071,580	586,502

Retained earnings:
Balance, beginning of year	2,346,563	2,125,818
Net income attributable to Raymond James Financial, Inc.	85,874	67,325
Cash dividends declared	(19,466)	(16,399)
Other	(410)	(4,837)
Balance, end of period	2,412,561	2,171,907

Treasury stock:
Balance, beginning of year	(118,762)	(95,000)
Purchases/surrenders	(6,899)	(16,784)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	4,005	(790)
Balance, end of period	(121,656)	(112,574)

Accumulated other comprehensive income:(1)
Balance, beginning of year	9,447	(9,605)
Net unrealized gain (loss) on available for sale securities and non-credit portion of other-than-temporary impairment losses (2)	10,138	(5,661)
Net change in currency transactions and net investment hedges (2)	(3,686)	4,820
Balance, end of period	15,899	(10,446)
Total equity attributable to Raymond James Financial, Inc.	$3,379,801	$2,636,669

Noncontrolling interests:
Balance, beginning of year	$411,342	$324,226
Net income (loss) attributable to noncontrolling interests	8,020	(6,203)
Capital contributions	13,281	21,078
Distributions	(9,972)	(2,493)
Consolidation of acquired entity (3)	7,592	—
Other	(482)	(10,323)
Balance, end of period	429,781	326,285
Total equity	$3,809,582	$2,962,954

(1)	The components of other comprehensive income are attributable to Raymond James Financial, Inc. None of the components of other comprehensive income are attributable to noncontrolling interests.

(2)	Net of tax.

(3)	On December 24, 2012, we acquired a 45% interest in ClariVest Asset Management, LLC, see Notes 1 and 3 for discussion.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$85,874	$67,325
Net income (loss) attributable to noncontrolling interests	8,020	(6,203)
Net income including noncontrolling interests	93,894	61,122

Adjustments to reconcile net income including noncontrolling interests to net cash provided by (used in) operating activities:
Depreciation and amortization	16,418	9,971
Deferred income taxes	2,104	(10,444)
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	(4,501)	(1,392)
Provisions for loan losses, legal proceedings, bad debts and other accruals	3,954	6,556
Share-based compensation expense	17,783	17,410
Other	519	827
Net change in:
Assets segregated pursuant to regulations and other segregated assets	(637,306)	43,490
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	(8,309)	(6,892)
Stock loaned, net of stock borrowed	(129,825)	(150,573)
Repayments of loans (loans provided) to financial advisors	5,132	(15,754)
Brokerage client receivables and other accounts receivable, net	225,982	85,076
Trading instruments, net	(27,780)	(6,712)
Prepaid expenses and other assets	(46,978)	(18,336)
Brokerage client payables and other accounts payable	958,958	141,531
Accrued compensation, commissions and benefits	(154,518)	(161,374)
Purchase and origination of loans held for sale, net of proceeds from sale of securitizations and loans held for sale	(75,467)	(12,822)
Excess tax benefits from share-based payment arrangements	(2,071)	(1,675)
Net cash provided by (used in) operating activities	237,989	(19,991)

Cash flows from investing activities:
Additions to property and equipment	(18,935)	(13,647)
Increase in bank loans, net	(387,071)	(489,970)
Redemptions of Federal Home Loan Bank/Federal Reserve Bank stock, net	—	20,228
Purchases of private equity and other investments, net	(4,422)	(172)
Purchases of available for sale securities	(26)	(950)
Available for sale securities maturations, repayments and redemptions	35,144	40,029
Investments in real estate partnerships held by consolidated variable interest entities, net of other investing activity	(864)	174
Business acquisition, net of cash acquired	(6,450)	—
Net cash used in investing activities	$(382,624)	$(444,308)

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(continued from previous page)

	Three months ended December 31,
	2012	2011
	(in thousands)
Cash flows from financing activities:
Proceeds from borrowed funds, net	$132,000	$—
Repayments of borrowed funds, net	(129,150)	(3,848)
Repayments of borrowings by consolidated variable interest entities which are real estate partnerships	(11,344)	(11,599)
Proceeds from capital contributed to and borrowings of consolidated variable interest entities which are real estate partnerships	13,224	21,078
Exercise of stock options and employee stock purchases	26,849	2,642
Increase (decrease) in bank deposits	346,952	(34,426)
Purchase of treasury stock	(8,271)	(17,054)
Dividends on common stock	(17,968)	(16,399)
Excess tax benefits from share-based payment arrangements	2,071	1,675
Net cash provided by (used in) financing activities	354,363	(57,931)

Currency adjustment:
Effect of exchange rate changes on cash	(2,041)	(511)
Net increase (decrease) in cash and cash equivalents	207,687	(522,741)
Cash and cash equivalents at beginning of year	1,980,020	2,439,695
Cash and cash equivalents at end of period	$2,187,707	$1,916,954

Supplemental disclosures of cash flow information:
Cash paid for interest	$27,093	$11,215
Cash paid for income taxes	$10,650	$10,137
Non-cash transfers of loans to other real estate owned	$596	$2,651

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2012

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100% owned subsidiaries. In addition we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 on pages 114 - 117 in the section titled, “Evaluation of VIEs to determine whether consolidation is required” as presented in our Annual Report on Form 10-K for the year ended September 30, 2012, as filed with the United States (”U.S.”) Securities and Exchange Commission (the “2012 Form 10-K”) and in Note 9 herein. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

Accounting estimates and assumptions

Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) but not required for interim reporting purposes has been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented.

The nature of our business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in our 2012 Form 10-K. To prepare condensed consolidated financial statements in conformity with GAAP, we must make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could have a material impact on the condensed consolidated financial statements.

Acquisitions

On December 24, 2012, we completed our acquisition of a 45% interest in ClariVest Asset Management, LLC (“ClariVest”), an acquisition that bolsters our platform in the large-cap strategy space. See Note 3 for additional information.

On April 2, 2012 (the “Closing Date”) RJF completed its acquisition of all of the issued and outstanding shares of Morgan Keegan & Company, Inc. (a broker-dealer hereinafter referred to as “MK & Co.”) and MK Holding, Inc. and certain of its affiliates (collectively referred to hereinafter as “Morgan Keegan”) from Regions Financial Corporation (“Regions”).  This acquisition expands both our private client and our capital markets businesses. See Note 3 for further information regarding our acquisition of Morgan Keegan and Note 19 for information regarding the capital position of MK & Co. as of December 31, 2012. The results of operations of Morgan Keegan have been included in our results prospectively from April 2, 2012.

Significant subsidiaries

Our significant subsidiaries, all wholly owned, include: Raymond James & Associates, Inc. (“RJ&A”) and MK & Co., which are domestic broker-dealers carrying client accounts, Raymond James Financial Services, Inc. (“RJFS”) an introducing domestic broker-dealer, Raymond James Ltd. (“RJ Ltd.”) a broker-dealer headquartered in Canada, Eagle Asset Management, Inc., and Raymond James Bank, N.A. (“RJ Bank”), a national bank.

Index

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 on pages 100 - 117 of our 2012 Form 10-K. Other than as discussed below, there have been no significant changes in our significant accounting policies since September 30, 2012.
Brokerage client receivables, loans to financial advisors and allowance for doubtful accounts
As more fully described in Note 2, page 107, of our 2012 Form 10-K, we have certain financing receivables that arise from businesses other than our banking business. Specifically, we offer loans to financial advisors and certain key revenue producers, primarily for recruiting and retention purposes. We present the outstanding balance of loans to financial advisors on our Condensed Consolidated Statements of Financial Condition, net of their applicable allowances for doubtful accounts. The allowance for doubtful accounts balance associated with all of our loans to financial advisors is $2.7 million and $2.5 million at December 31, 2012 and September 30, 2012, respectively. Of the December 31, 2012 loans to financial advisors, the portion of the balance associated with financial advisors who are no longer affiliated with us, after consideration of the allowance for doubtful accounts, is approximately $2.5 million.
Reclassifications
Certain prior period amounts, none of which are material, have been reclassified to conform to the current presentation.

NOTE 3 – ACQUISITIONS

On December 24, 2012, (the “ClariVest Acquisition Date”) we completed our acquisition of a 45% interest in ClariVest, an acquisition that bolsters our platform in the large-cap strategy space. On the ClariVest Acquisition Date, we paid approximately $8.8 million in cash to the sellers for our interest. On the first anniversary of the ClariVest Acquisition Date, a computation based upon the actual earnings of ClariVest during the one year period will be performed and additional consideration may be owed to the sellers within 45 days thereof.

ClariVest, manages more than $3 billion in client assets and currently markets its investment advisory services to corporate and public pension plans, foundations, endowments and Taft-Hartley clients worldwide. As a result of certain protective rights we have under the operating agreement with ClariVest, we are consolidating Clarivest in our financial statements as of the Clarivest Acquisition Date. In addition, a put and call agreement was entered into on the Clarivest Acquisition Date that provides our wholly owned Eagle Asset Management, Inc. subsidiary with various paths to majority ownership in ClariVest, the timing of which would depend upon the financial results of ClariVest’s business and the tenure of existing ClariVest management. The results of operations of ClariVest have been included in our results prospectively from December 24, 2012. For the purposes of certain acquisition related financial reporting requirements, the Clarivest acquisition is not considered to be material to our overall financial condition.

See Note 10 for information regarding the identifiable intangible assets we recorded as a result of the ClariVest acquisition.

Prior year acquisition of Morgan Keegan

On April 2, 2012 RJF completed its acquisition of Morgan Keegan. For a discussion of the significant terms of this acquisition, see Note 3 on pages 118 - 121 in our 2012 Form 10-K.

Selected Unaudited Pro forma financial information

The following unaudited pro forma financial information assumes the Morgan Keegan acquisition had been completed as of October 1, 2011. Pro forma results have been prepared by adjusting our historical results to include Morgan Keegan’s results of operations adjusted for the following: amortization expense related to the identifiable intangible assets arising from the acquisition; interest expense to reflect the impact of senior notes issued in March 2012; incremental bonus expense resulting from the bonus agreements made for retention purposes to certain Morgan Keegan financial advisors, incremental compensation expense related to restricted stock units granted to certain executives and key revenue producers for retention purposes; our acquisition expenses; a $545 million goodwill impairment charge included in Morgan Keegan’s pre-Closing Date financial statements directly resulting from the transaction; and the applicable tax effect of each adjustment described above. The weighted average common shares used in the computation of both pro forma basic and pro forma diluted earnings per share were adjusted to reflect that the issuance of additional RJF shares that occurred in February 2012 had been outstanding for the entirety of each respective period presented.

Index

The unaudited pro forma results presented do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period presented, nor does it indicate the results of operations in future periods. Additionally, the unaudited pro forma results do not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions on revenues, reduction of expenses, asset dispositions, or other factors. The impact of these items could alter the following unaudited pro forma results.

Pro forma results (Unaudited):	Three months ended December 31, 2011
($ in thousands except per share amounts)
Total net revenues	$1,048,562
Net income	$93,359
Net income per share:
Basic	$0.68
Diluted	$0.68

Acquisition related expenses

Acquisition related expenses are recorded in the Condensed Consolidated Statement of Income and Comprehensive Income and include certain incremental expenses arising from our acquisitions.  We incurred the following acquisition related expenses in the three month period ended December 31, 2012:

Three months ended December 31, 2012
(in thousands)

Integration costs	$15,536
Financial advisory fees	1,176
Severance	399
Other	271
Total acquisition related expenses	$17,382

We incurred no acquisition related expenses in the three month period ended December 31, 2011.

Index

NOTE 4 – CASH AND CASH EQUIVALENTS, ASSETS SEGREGATED PURSUANT TO REGULATIONS, AND DEPOSITS WITH CLEARING ORGANIZATIONS

Our cash equivalents include money market funds or highly liquid investments with original maturities of 90 days or less, other than those used for trading purposes.  For discussion of our accounting policies regarding assets segregated pursuant to regulations and other segregated assets, see Note 2 on page 101 of our 2012 Form 10-K.

Our cash and cash equivalents, assets segregated pursuant to regulations or other segregated assets, and deposits with clearing organization balances are as follows:

	December 31, 2012	September 30, 2012
	(in thousands)
Cash and cash equivalents:
Cash in banks	$2,183,388	$1,973,897
Money market fund investments	4,319	6,123
Total cash and cash equivalents (1)	2,187,707	1,980,020
Cash segregated pursuant to federal regulations and other segregated assets (2)	3,421,505	2,784,199
Deposits with clearing organizations (3)	166,643	163,848
	$5,775,855	$4,928,067

(1)
The total amounts presented include cash and cash equivalents of $581 million and $539 million as of December 31, 2012 and September 30, 2012, respectively, which are either held directly by RJF or are otherwise invested by one of our subsidiaries on behalf of RJF.

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

Index

NOTE 5 – FAIR VALUE

For a discussion of our valuation methodologies for assets, liabilities measured at fair value, and the fair value hierarchy, see Note 2, pages 101 - 107, in our 2012 Form 10-K.

There have been no material changes to our valuation methodologies since our year ended September 30, 2012.

Assets and liabilities measured at fair value on a recurring and nonrecurring basis are presented below:

December 31, 2012	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of December 31, 2012
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$7	$222,506	$—		$—	$222,513
Corporate obligations	4,349	43,242	—		—	47,591
Government and agency obligations	7,228	139,610	—		—	146,838
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	1,017	266,007	—		—	267,024
Non-agency CMOs and asset-backed securities (“ABS”)	—	15,536	18		—	15,554
Total debt securities	12,601	686,901	18		—	699,520
Derivative contracts	—	135,968	—		(87,413)	48,555
Equity securities	45,326	8,422	19		—	53,767
Other securities	953	16,948	6,451		—	24,352
Total trading instruments	58,880	848,239	6,488		(87,413)	826,194
Available for sale securities:
Agency MBS and CMOs	—	331,786	—		—	331,786
Non-agency CMOs	—	144,693	125		—	144,818
Other securities	13	—	—		—	13
Auction rate securities (“ARS”):
Municipals	—	—	133,318	(3)	—	133,318
Preferred securities	—	—	104,976		—	104,976
Total available for sale securities	13	476,479	238,419		—	714,911
Private equity investments	—	—	329,767	(4)	—	329,767
Other investments (5)	290,549	1,030	4,123		—	295,702
Derivative instruments associated with offsetting matched book positions	—	431,807	—		—	431,807
Other assets:
Derivative contracts	—	2,650	—		—	2,650
Total assets at fair value on a recurring basis	$349,442	$1,760,205	$578,797		$(87,413)	$2,601,031

Assets at fair value on a nonrecurring basis:
Bank loans, net:
Impaired loans	$—	$39,991	$55,848		$—	$95,839
Loans held for sale(6)	—	108,253	—		—	108,253
Total bank loans, net	—	148,244	55,848		—	204,092
Other real estate owned (“OREO”)(7)	—	1,660	—		—	1,660
Total assets at fair value on a nonrecurring basis	$—	$149,904	$55,848		$—	$205,752

(continued on next page)

Index

December 31, 2012	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of December 31, 2012
	(in thousands)
	(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$—	$6,752	$—	$—	$6,752
Corporate obligations	—	3,696	—	—	3,696
Government obligations	166,911	—	—	—	166,911
Agency MBS and CMOs	16	800	—	—	816
Non-agency MBS and CMOs	—	—	—	—	—
Total debt securities	166,927	11,248	—	—	178,175
Derivative contracts	—	120,803	—	(118,006)	2,797
Equity securities	20,365	48	—	—	20,413
Other securities	—	647	—	—	647
Total trading instruments sold but not yet purchased	187,292	132,746	—	(118,006)	202,032
Derivative instruments associated with offsetting matched book positions	—	431,807	—	—	431,807
Trade and other payables:
Other	—	—	98	—	98
Total liabilities at fair value on a recurring basis	$187,292	$564,553	$98	$(118,006)	$633,937

(1)
We had no transfers of financial instruments from Level 1 to Level 2 during the three months ended December 31, 2012.  We had $157 thousand in transfers of financial instruments from Level 2 to Level 1 during the three months ended December 31, 2012.  These transfers were a result of an increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(2)	Where permitted, we have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(3)	Includes $54 million of Jefferson County, Alabama Limited Obligation School Warrants ARS and $25 million of Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS.

(4)
Includes $225 million in private equity investments of which the weighted-average portion we own is approximately 29%.  Effectively, the economics associated with the portions of these investments we do not own become a component of noncontrolling interests on our Condensed Consolidated Statements of Financial Condition, and amounted to approximately $159 million of that total as of December 31, 2012.

(5)
Other investments include $187 million of financial instruments we hold that are related to MK & Co.’s obligations to perform under certain of its deferred compensation plans (see Note 2 page 114, and Note 23 page 170, of our 2012 Form 10-K for further information regarding these plans).

(6)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(7)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Condensed Consolidated Statements of Financial Condition is net of the estimated selling costs.

Index

September 30, 2012	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of September 30, 2012
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$7	$346,030	$553		$—	$346,590
Corporate obligations	15,916	70,815	—		—	86,731
Government and agency obligations	10,907	156,492	—		—	167,399
Agency MBS and CMOs	1,085	104,084	—		—	105,169
Non-agency CMOs and ABS	—	1,986	29		—	2,015
Total debt securities	27,915	679,407	582		—	707,904
Derivative contracts	—	144,259	—		(93,259)	51,000
Equity securities	23,626	2,891	6		—	26,523
Other securities	864	12,131	5,850		—	18,845
Total trading instruments	52,405	838,688	6,438		(93,259)	804,272

Available for sale securities:
Agency MBS and CMOs	—	352,303	—		—	352,303
Non-agency CMOs	—	147,558	249		—	147,807
Other securities	12	—	—		—	12
ARS:
Municipals	—	—	123,559	(3)	—	123,559
Preferred securities	—	—	110,193		—	110,193
Total available for sale securities	12	499,861	234,001		—	733,874

Private equity investments	—	—	336,927	(4)	—	336,927
Other investments (5)	303,817	2,897	4,092		—	310,806
Derivative instruments associated with offsetting matched book positions	—	458,265	—		—	458,265
Total assets at fair value on a recurring basis	$356,234	$1,799,711	$581,458		$(93,259)	$2,644,144

Assets at fair value on a nonrecurring basis:
Bank loans, net
Impaired loans(6)	—	47,409	46,383		—	93,792
Loans held for sale(7)	—	81,093	—		—	81,093
Total bank loans, net	—	128,502	46,383		—	174,885
OREO(8)	—	6,216	—		—	6,216
Total assets at fair value on a nonrecurring basis	$—	$134,718	$46,383		$—	$181,101

(continued on next page)

Index

September 30, 2012	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of September 30, 2012
	(in thousands)
	(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$—	$212	$—	$—	$212
Corporate obligations	33	12,355	—	—	12,388
Government obligations	199,501	587	—	—	200,088
Agency MBS and CMOs	556	—	—	—	556
Non-agency MBS and CMOs	—	121	—	—	121
Total debt securities	200,090	13,275	—	—	213,365
Derivative contracts	—	128,081	—	(124,979)	3,102
Equity securities	9,636	64	—	—	9,700
Other securities	—	6,269	—	—	6,269
Total trading instruments sold but not yet purchased	209,726	147,689	—	(124,979)	232,436
Derivative instruments associated with offsetting matched book positions	—	458,265	—	—	458,265
Trade and other payables:
Derivative contracts	—	1,370	—	—	1,370
Other liabilities	—	—	98	—	98
Total trade and other payables	—	1,370	98	—	1,468
Total liabilities at fair value on a recurring basis	$209,726	$607,324	$98	$(124,979)	$692,169

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

(5)
Other investments include $185 million of financial instruments we hold that are related to MK & Co.’s obligations to perform under certain of its deferred compensation plans (see Note 2 page 114, and Note 23, page 170, of our 2012 Form 10-K for further information regarding these plans).

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

Index

The adjustment to fair value of the nonrecurring fair value measures for the three months ended December 31, 2012 resulted in $1.6 million in additional provision for loan losses and $114 thousand in other losses.

Changes in Level 3 recurring fair value measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis is presented below:

Three months ended December 31, 2012 Level 3 assets at fair value (in thousands)
Financial assets											Financial liabilities
	Trading instruments				Available for sale securities			Private equity and other investments			Payables- trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Other securities	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other liabilities
Fair value September 30, 2012	$553	$29	$6	$5,850	$249	$123,559	$110,193	$336,927		$4,092	$(98)
Total gains (losses) for the year:
Included in earnings	—	(8)	5	(31)	(335)	23	1,164	3,388	(1)	36	—
Included in other comprehensive income	—	—	—	—	223	9,961	1,606	—		—	—
Purchases and contributions	—	—	44	1,273	—	—	25	3,593		—	—
Sales	(553)	—	(36)	(3)	—	—	—	—		—	—
Redemptions by issuer	—	—	—	—	—	(225)	(8,012)	—		—	—
Distributions	—	(3)	—	(638)	(12)	—	—	(14,141)		(5)	—
Transfers: (2)
Into Level 3	—	—	—	—	—	—	—	—		—	—
Out of Level 3	—	—	—	—	—	—	—	—		—	—
Fair value December 31, 2012	$—	$18	$19	$6,451	$125	$133,318	$104,976	$329,767		$4,123	$(98)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$18	$3	$(31)	$(335)	$9,961	$1,606	$3,388	(1)	$76	$—

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $1.8 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $1.6 million.

(2)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

Three months ended December 31, 2011 Level 3 assets at fair value (in thousands)
Financial assets											Financial liabilities
	Trading instruments					Available for sale securities			Private equity and other investments		Payables-trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Other securities		Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments	Other investments	Other liabilities
Fair value September 30, 2011	$375	$50	$15	$—		$851	$79,524	$116,524	$168,785	$2,087	$(40)
Total gains (losses) for the year:
Included in earnings	80	(4)	(4)	(942)		—	(540)	(75)	4	(49)	11
Included in other comprehensive income	—	—	—	—		(93)	(4,670)	(894)	—	—	—
Purchases,and contributions	—	—	16	—		—	475	475	2,367	2	—
Sales	(320)	—	—	—		—	—	—	—	—	—
Redemptions by issuer	—	—	—	—		—	(125)	(17,450)	—	—	—
Distributions	—	(9)	—	—		(17)	—	—	(9,082)	—	—
Transfers:
Into Level 3	—	—	152	6,577	(1)	—	43	—	—	—	—
Out of Level 3	—	—	—	—		—	—	(43)	—	—	—
Fair value December 31, 2011	$135	$37	$179	$5,635		$741	$74,707	$98,537	$162,074	$2,040	$(29)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$(125)	$214	$—	$(942)		$—	$(5,131)	$(894)	$4	$(52)	$—

(1)	During the three month period ended December 31, 2011, we transferred certain securities which were previously included in Level 2, non-agency CMOs and ABS.

As of December 31, 2012, 11.7% of our assets and 3.4% of our liabilities are instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of December 31, 2012 represent 22% of our assets measured at fair value. In comparison as of December 31, 2011, 7.4% and 0.9% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of December 31, 2011 represented 26% of our assets measured at fair value. Although the balances of our level 3 assets have increased compared to December 31, 2011, primarily as a result of increases in ARS and private equity investments resulting from our acquisition of Morgan Keegan, level 3 instruments as a percentage of total financial instruments decreased by 4% as compared to December 31, 2011. Total financial instruments, primarily trading instruments, derivative instruments associated with offsetting matched book positions, and other investments which are not level 3 financial instruments increased as a result of our Morgan Keegan acquisition, impacting the calculation of Level 3 assets as a percentage of total financial instruments.

Index

Gains and losses included in earnings are presented in net trading profits and other revenues in our Condensed Consolidated Statements of Income and Comprehensive Income as follows:

For the three months ended December 31, 2012	Net trading profits	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(34)	$4,276
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(10)	$14,696

For the three months ended December 31, 2011	Net trading profits	Other revenues
	(in thousands)
Total losses included in revenues	$(870)	$(649)
Change in unrealized losses for assets held at the end of the reporting period	$(853)	$(6,073)

Index

Quantitative information about level 3 fair value measurements

The significant assumptions used in the valuation of level 3 financial instruments are as follows (the table that follows includes the significant majority of the financial instruments we hold that are classified as level 3 measures):

Level 3 financial instrument	Fair value at December 31, 2012 (in thousands)	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements:
Available for sale securities:
ARS:
Municipals	$54,033	Probability weighted internal scenario model:
		Scenario 1 - recent trades	Observed trades (in inactive markets) of in-portfolio securities as well as observed trades (in active markets) of other comparable securities	70% of par - 80% of par (78% of par)
		Scenario 2 - scenario of potential outcomes	Par value of scenario based possible outcomes(a)	70% of par - 99% of par (88% of par)
			Weighting assigned to weighted average of scenario 1	50% - 50% (50%)
			Weighting assigned to weighted average of scenario 2	40% - 60% (50%)
	$24,889	Recent trades	Observed trades (in inactive markets) of in-portfolio securities as well as observed trades of other comparable securities (in inactive markets)	62% of par - 99% of par (77% of par)
			Comparability adjustments(b)	+/- 5% of par (+/- 5% of par)
	$54,396	Discounted cash flow	Average discount rate(c)	2.99% of par - 6.88% of par (4.55% of par)
			Average interest rates applicable to future interest income on the securities(d)	0.34% of par - 7.09% of par (2.58% of par)
			Prepayment year(e)	2014 - 2036 (2021)
Preferred securities	$104,976	Discounted cash flow	Average discount rate(c)	3.69% - 5.74% (4.82%)
			Average interest rates applicable to future interest income on the securities(d)	1.6% - 2.91% (2.21%)
			Prepayment year(e)	2013 - 2021 (2018)
Private equity investments:	$103,620	Market comparable companies	EBITDA multiple(f)	6.5 - 6.5 (6.5)
			Projected EBITDA growth(g)	5.2% - 5.2% (5.2%)
	$39,194	Discounted cash flow	Discount rate	14% - 15% (14%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2014 - 2015 (2014)
	$186,953	Transaction price or other investment-specific events(h)	Not meaningful(h)	Not meaningful(h)
Nonrecurring measurements:
Impaired loans: residential	$33,974	Discounted cash flow	Prepayment rate	0 - 12 yrs. (8.2 yrs)
Impaired loans: corporate	$21,874	Appraisal, discounted cash flow, or distressed enterprise value(i)	Not meaningful(i)	Not meaningful(i)

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

(i)
The valuation techniques used for the impaired corporate loan portfolio as of December 31, 2012 were appraisals less selling costs for the collateral dependent loans, and either discounted cash flows or distressed enterprise value for the remaining impaired loans that are not collateral dependent.

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

Index

Private equity investments:

The significant unobservable inputs used in the fair value measurement of private equity investments relate to the financial performance of the investment entity and the market’s required return on investments from entities in industries in which we hold investments.  Significant increases (or decreases) in our investment entities’ future economic performance will have a directly proportional impact on the valuation results.  The value of our investment moves inversely with the market’s expectation of returns from such investments.  Should the market require higher returns from industries in which we are invested, all other factors held constant, our investments will decrease in value.  Should the market accept lower returns from industries in which we are invested, all other factors held constant, our investments will increase in value.

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of December 31, 2012 , we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

Other fair value disclosures

Many, but not all, of the financial instruments we hold are recorded at fair value in the Condensed Consolidated Statements of Financial Condition. Refer to Note 5, pages 132 - 133, of our 2012 Form 10-K for discussion of the methods and assumptions we apply to the determination of fair value of our financial instruments that are not otherwise recorded at fair value.

The estimated fair values by level within the fair value hierarchy and the carrying amounts of our financial instruments that are not carried at fair value are as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
	(in thousands)
December 31, 2012
Financial assets:
Bank loans, net(1)	$—	$124,508	$8,192,651	$8,317,159	$8,255,905

Financial liabilities:
Bank deposits	$—	$8,634,384	$324,500	$8,958,884	$8,946,665
Other borrowings	$—	$132,000	$—	$132,000	$132,000
Corporate debt	$381,780	$970,487	$—	$1,352,267	$1,200,090

September 30, 2012
Financial assets:
Bank loans, net(1)	$—	$80,227	$7,803,328	$7,883,555	$7,816,627

Financial liabilities:
Bank deposits	$—	$8,280,834	$329,966	$8,610,800	$8,599,713
Corporate debt	$384,440	$962,610	$—	$1,347,050	$1,329,093

(1)
Excludes all impaired loans and loans held for sale which have been recorded at fair value in the Condensed Consolidated Statement of Financial Condition at December 31, 2012 and September 30, 2012, respectively.

Index

NOTE 6 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	December 31, 2012		September 30, 2012
	Trading instruments	Instruments sold but not yet purchased	Trading instruments	Instruments sold but not yet purchased
	(in thousands)
Municipal and provincial obligations	$222,513	$6,752	$346,590	$212
Corporate obligations	47,591	3,696	86,731	12,388
Government and agency obligations	146,838	166,911	167,399	200,088
Agency MBS and CMOs	267,024	816	105,169	556
Non-agency CMOs and ABS	15,554	—	2,015	121
Total debt securities	699,520	178,175	707,904	213,365

Derivative contracts (1)	48,555	2,797	51,000	3,102
Equity securities	53,767	20,413	26,523	9,700
Other securities	24,352	647	18,845	6,269
Total	$826,194	$202,032	$804,272	$232,436

(1)
Represents the derivative contracts held for trading purposes. As of both December 31, 2012 and September 30, 2012, these balances do not include all derivative instruments since the derivative instruments associated with offsetting matched book positions are included on their own line item on our Condensed Consolidated Statements of Financial Condition. See Note 14 for further information regarding all of our derivative transactions.

See Note 5 for additional information regarding the fair value of trading instruments and trading instruments sold but not yet purchased.

NOTE 7 – AVAILABLE FOR SALE SECURITIES

Available for sale securities are comprised of MBS and CMOs owned by RJ Bank, ARS and certain equity securities owned by our non-broker-dealer subsidiaries. Refer to the discussion of our available for sale securities accounting policies, including the fair value determination process, on Note 2 pages 103 - 105 in our 2012 Form 10-K.

During the three month period ended December 31, 2012, ARS were redeemed by their issuer at par, or sold at amounts approximating their par value pursuant to tender offers, resulting in proceeds of $8.2 million and a gain on sale or redemption of $1.2 million which is recorded in our Condensed Consolidated Statements of Income and Comprehensive Income. During the three month period ended December 31, 2011, ARS with an aggregate par value of approximately $17.6 million were redeemed by their issuer at par; an insignificant gain was recorded in our Condensed Consolidated Statements of Income and Comprehensive Income on the ARS securities which were subject to these redemptions. There were no proceeds from the sale of any other available for sale securities during the three month periods ended December 31, 2012 and 2011.

Index

The amortized cost and fair values of available for sale securities are as follows:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
December 31, 2012
Available for sale securities:
Agency MBS and CMOs	$329,681	$2,193	$(88)	$331,786
Non-agency CMOs (1)	159,211	29	(14,422)	144,818
Total RJ Bank available for sale securities	488,892	2,222	(14,510)	476,604

Auction rate securities:
Municipal obligations	131,006	5,573	(3,261)	133,318
Preferred securities	104,898	12,418	(12,340)	104,976
Total auction rate securities	235,904	17,991	(15,601)	238,294

Other securities	3	10	—	13
Total available for sale securities	$724,799	$20,223	$(30,111)	$714,911

September 30, 2012
Available for sale securities:
Agency MBS and CMOs	$350,568	$1,938	$(203)	$352,303
Non-agency CMOs (2)	166,339	23	(18,555)	147,807
Total RJ Bank available for sale securities	516,907	1,961	(18,758)	500,110

Auction rate securities:
Municipal obligations (3)	131,208	813	(8,462)	123,559
Preferred securities (4)	111,721	12,226	(13,754)	110,193
Total auction rate securities	242,929	13,039	(22,216)	233,752

Other securities	3	9	—	12
Total available for sale securities	$759,839	$15,009	$(40,974)	$733,874

(1)	As of December 31, 2012, the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) was $11.7 million (before taxes).

(2)	As of September 30, 2012, the non-credit portion of OTTI recorded in AOCI was $15.5 million (before taxes).

(3)	As of September 30, 2012, the non-credit portion of OTTI recorded in AOCI was $7.6 million (before taxes).

(4)	As of September 30, 2012, the non-credit portion of OTTI recorded in AOCI was $1.5 million (before taxes).

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

	December 31, 2012
	Within one year	After one but within five years	After five but within ten years	After ten years	Total
	($ in thousands)
Agency MBS & CMOs:
Amortized cost	$—	$7,448	$71,112	$251,121	$329,681
Carrying value	—	7,479	71,411	252,896	331,786
Weighted-average yield	—	0.32%	0.38%	0.84%	0.73%

Non-agency CMOs:
Amortized cost	$—	$—	$—	$159,211	$159,211
Carrying value	—	—	—	144,818	144,818
Weighted-average yield	—	—	—	2.83%	2.83%

Sub-total agency MBS & CMOs and non-agency CMOs:
Amortized cost	$—	$7,448	$71,112	$410,332	$488,892
Carrying value	—	7,479	71,411	397,714	476,604
Weighted-average yield	—	0.32%	0.38%	1.57%	1.37%

Auction rate securities:
Municipal obligations
Amortized cost	$—	$180	$8,711	$122,115	$131,006
Carrying value	—	166	8,022	125,130	133,318
Weighted-average yield	—	0.24%	0.41%	0.60%	0.59%

Preferred securities:
Amortized cost	$—	$—	$—	$104,898	$104,898
Carrying value	—	—	—	104,976	104,976
Weighted-average yield	—	—	—	0.26%	0.26%

Sub-total auction rate securities:
Amortized cost	$—	$180	$8,711	$227,013	$235,904
Carrying value	—	166	8,022	230,106	238,294
Weighted-average yield	—	0.24%	0.41%	0.45%	0.45%

Other securities:
Amortized cost	$—	$—	$—	$3	$3
Carrying value	—	—	—	13	13

Total available for sale securities:
Amortized cost	$—	$7,628	$79,823	$637,348	$724,799
Carrying value	—	7,645	79,433	627,833	714,911
Weighted-average yield	—	0.32%	0.38%	1.16%	1.06%

Index

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$18,861	$(75)	$8,009	$(13)	$26,870	$(88)
Non-agency CMOs	—	—	143,631	(14,422)	143,631	(14,422)
ARS municipal obligations	—	—	37,999	(3,261)	37,999	(3,261)
ARS preferred securities	86,761	(12,340)	—	—	86,761	(12,340)
Total	$105,622	$(12,415)	$189,639	$(17,696)	$295,261	$(30,111)

	September 30, 2012
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$43,792	$(193)	$4,362	$(10)	$48,154	$(203)
Non-agency CMOs	—	—	146,591	(18,555)	146,591	(18,555)
ARS municipal obligations	85,526	(8,462)	—	—	85,526	(8,462)
ARS preferred securities	92,439	(13,754)	—	—	92,439	(13,754)
Total	$221,757	$(22,409)	$150,953	$(18,565)	$372,710	$(40,974)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS and CMOs. At December 31, 2012, of the 12 of our U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, one was in a continuous unrealized loss position for less than 12 months. Eleven were for 12 months or more.  We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

Non-agency CMOs

All individual non-agency securities are evaluated for OTTI on a quarterly basis.  Only those non-agency CMOs whose amortized cost basis we do not expect to recover in full are considered to be other than temporarily impaired as we have the ability and intent to hold these securities to maturity.  To assess whether the amortized cost basis of non-agency CMOs will be recovered, RJ Bank performs a cash flow analysis for each security.  This comprehensive process considers borrower characteristics and the particular attributes of the loans underlying each security.  Loan level analysis includes a review of historical default rates, loss severities, liquidations, prepayment speeds and delinquency trends.  In addition to historical details, home prices and the economic outlook are considered to derive the assumptions utilized in the discounted cash flow model to project security specific cash flows, which factors in the amount of credit enhancement specific to the security.  The difference between the present value of the cash flows expected and the amortized cost basis is the credit loss and is recorded as OTTI.

The significant assumptions used in the cash flow analysis of non-agency CMOs are as follows:

	December 31, 2012
	Range	Weighted- average (1)
Default rate	0% - 28.1%	11.67%
Loss severity	17.9% - 70%	44.87%
Prepayment rate	0.9% - 28.1%	8.90%

(1) Represents the expected activity for the next twelve months.

Index

At December 31, 2012, 24 of the 25 non-agency CMOs were in a continuous unrealized loss position and all were in that position for 12 months or more.  As of December 31, 2012 and including subsequent ratings changes, $13.9 million of the non-agency CMOs were rated investment grade by at least one rating agency, and $130.9 million were rated less than investment grade, which ranged from B to D.  Given the comprehensive analysis process utilized, these ratings are not a significant factor in the overall OTTI evaluation process.

Based on the expected cash flows derived from the model utilized in our analysis, we expect to recover all unrealized losses not already recorded in earnings on our non-agency CMOs. However, it is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in the cash flows expected to be collected on these securities and potential future OTTI losses. As residential mortgage loans are the underlying collateral of these securities, the unrealized losses at December 31, 2012 reflect the lack of liquidity and uncertainty in the markets.

ARS

Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them. Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired as we have the ability and intent to hold these securities to maturity.

Within our municipal ARS holdings, we hold Jefferson County, Alabama Limited Obligation School Warrants ARS (“Jeff Co. Schools ARS”) and Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS (“Jeff Co. Sewers ARS”).  In the prior fiscal year, Jefferson County, Alabama filed a voluntary petition for relief under Chapter 9 of the U.S. Bankruptcy Code in the U.S. District Court for the Northern District of Alabama; this proceeding is on-going.

Within our ARS preferred securities, we analyze the credit ratings associated with each security as an indicator of potential credit impairment. As of December 31, 2012 and including subsequent ratings changes, all of the ARS preferred securities were rated investment grade by at least one rating agency. Given that these ARS are by their design variable rate securities tied to short-term interest rates, decreases in projected future short-term interest rates have a negative impact on projected cash flows, and potentially a negative impact on the fair value. The unrealized losses at December 31, 2012 were primarily due to a decrease in projected future short-term interest rates as compared to expectations in the period which they were acquired, which have resulted in a lower fair value as compared to the fair value on their date of acquisition. We expect to recover the entire amortized cost basis of the ARS preferred securities we hold. At December 31, 2012, we concluded that none of the impairment within our portfolio of ARS preferred securities related to credit losses and therefore we concluded we have no OTTI on such securities during the current period.

Other-than-temporarily impaired securities

Although there is no intent to sell either our ARS or our non-agency CMOs and it is not more likely than not that we will be required to sell these securities, we do not expect to recover the entire amortized cost basis of certain securities within these portfolios.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available for sale securities are as follows:

	Three months ended December 31,
	2012	2011
	(in thousands)
Amount related to credit losses on securities we held at the beginning of the year	$27,581	$22,306
Additions to the amount related to credit loss for which an OTTI was not previously recognized	—	462
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	385	1,634
Amount related to credit losses on securities we held at the end of the period	$27,966	$24,402

NOTE 8 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by RJ Bank and include commercial and industrial (“C&I”) loans, commercial and residential real estate loans, as well as consumer loans. These receivables are collateralized by first or second mortgages on residential or other real property, other assets of the borrower, or are unsecured.

Index

For a discussion of our accounting policies regarding bank loans and allowances for losses, including the policies regarding loans held for investment, loans held for sale, off-balance sheet loan commitments, nonperforming assets, troubled debt restructurings (“TDRs”), impaired loans, the allowance for loan losses and reserve for unfunded lending commitments, and loan charge-off policies, see Note 2 pages 107 – 112 in our 2012 Form 10-K.

We segregate our loan portfolio into five loan portfolio segments: C&I, commercial real estate (“CRE”), CRE construction, residential mortgage and consumer. These portfolio segments also serve as the portfolio loan classes for purposes of credit analysis, except for residential mortgage loans which are further disaggregated into residential first mortgage and residential home equity classes.

The following table presents the balances for both the held for sale and held for investment loan portfolios as well as the associated percentage of each portfolio segment in RJ Bank’s total loan portfolio:

	December 31, 2012		September 30, 2012
	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	$231,890	3%	$160,515	2%
Loans held for investment:
C&I loans	5,227,142	60%	5,018,831	61%
CRE construction loans	57,572	1%	49,474	1%
CRE loans	1,049,861	12%	936,450	11%
Residential mortgage loans	1,693,517	19%	1,691,986	21%
Consumer loans	414,069	5%	352,495	4%
Total loans held for investment	8,442,161		8,049,236
Net unearned income and deferred expenses	(66,032)		(70,698)
Total loans held for investment, net(1)	8,376,129		7,978,538

Total loans held for sale and investment	8,608,019	100%	8,139,053	100%
Allowance for loan losses	(148,021)		(147,541)
Bank loans, net	$8,459,998		$7,991,512

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

RJ Bank originated or purchased $381.7 million and $109.1 million of loans held for sale during the three months ended December 31, 2012 and 2011, respectively. There were proceeds from the sale of held for sale loans of $60.4 million and $20.1 million for the three months ended December 31, 2012 and 2011, respectively, resulting in net gains of $1.2 million and $217 thousand, respectively.  Unrealized losses recorded in the Condensed Consolidated Statements of Income and Comprehensive Income to reflect the loans held for sale at the lower of cost or market value were $114 thousand and $277 thousand for the three months ended December 31, 2012 and 2011, respectively.

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	Three months ended December 31,
	2012		2011
	Purchases	Sales	Purchases	Sales
	(in thousands)
C&I loans	$39,273	$16,539	$49,752	$5,880
Residential mortgage loans	2,410	—	28,384	—
Total	$41,683	$16,539	$78,136	$5,880

Index

The following table presents the comparative data for nonperforming loans held for investment and total nonperforming assets:

	December 31, 2012	September 30, 2012
	($ in thousands)
Nonaccrual loans:
C&I loans	$18,995	$19,517
CRE loans	8,168	8,404
Residential mortgage loans:
First mortgage loans	83,025	78,372
Home equity loans/lines	439	367
Total nonaccrual loans	110,627	106,660

Accruing loans which are 90 days past due:
CRE loans	—	—
Residential mortgage loans:
First mortgage loans	—	—
Home equity loans/lines	—	—
Total accruing loans which are 90 days past due	—	—
Total nonperforming loans	110,627	106,660

Real estate owned and other repossessed assets, net:
CRE	226	4,902
Residential:
First mortgage	3,440	3,316
Home equity	—	—
Total	3,666	8,218
Total nonperforming assets, net	$114,293	$114,878
Total nonperforming assets, net as a % of RJ Bank total assets	1.13%	1.18%

The table of nonperforming assets above excludes $10.5 million and $12.9 million, as of December 31, 2012 and September 30, 2012, respectively, of residential TDRs which were returned to accrual status in accordance with our policy.

As of December 31, 2012 RJ Bank had a commitment to lend an additional $1.7 million on one nonperforming C&I loan. As of September 30, 2012, RJ Bank had no outstanding commitments on nonperforming loans.

The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $1.2 million and $1.3 million for the three months ended December 31, 2012 and December 31, 2011, respectively.  The interest income recognized on nonperforming loans was $424 thousand and $649 thousand for the three months ended December 31, 2012 and 2011, respectively.

Index

The following table presents an analysis of the payment status of loans held for investment:

	30-59 days	60-89 days	90 days or more	Total past due	Current	Total loans held for investment (1)
	(in thousands)
As of December 31, 2012:
C&I loans	$—	$186	$—	$186	$5,226,956	$5,227,142
CRE construction loans	—	—	—	—	57,572	57,572
CRE loans	—	—	18	18	1,049,843	1,049,861
Residential mortgage loans:
First mortgage loans	5,628	4,701	49,928	60,257	1,609,468	1,669,725
Home equity loans/lines	88	—	327	415	23,377	23,792
Consumer loans	—	—	—	—	414,069	414,069
Total loans held for investment, net	$5,716	$4,887	$50,273	$60,876	$8,381,285	$8,442,161

As of September 30, 2012:
C&I loans	$222	$—	$—	$222	$5,018,609	$5,018,831
CRE construction loans	—	—	—	—	49,474	49,474
CRE loans	—	—	4,960	4,960	931,490	936,450
Residential mortgage loans:
First mortgage loans	7,239	3,037	49,476	59,752	1,607,156	1,666,908
Home equity loans/lines	88	250	—	338	24,740	25,078
Consumer loans	—	—	—	—	352,495	352,495
Total loans held for investment, net	$7,549	$3,287	$54,436	$65,272	$7,983,964	$8,049,236

(1)	Excludes any net unearned income and deferred expenses.

The following table provides a summary of RJ Bank’s impaired loans:

	December 31, 2012			September 30, 2012
	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
	(in thousands)
Impaired loans with allowance for loan losses:(1)
C&I loans	$18,995	$30,297	$5,287	$19,517	$30,314	$5,232
CRE loans	18	26	1	18	26	1
Residential mortgage loans:
First mortgage loans	63,169	94,263	7,928	70,985	106,384	9,214
Home equity loans/lines	127	127	45	128	128	42
Total	82,309	124,713	13,261	90,648	136,852	14,489

Impaired loans without allowance for loan losses:(2)
CRE loans	8,149	18,277	—	8,386	18,440	—
Residential - first mortgage loans	18,642	29,309	—	9,247	15,354	—
Total	26,791	47,586	—	17,633	33,794	—
Total impaired loans	$109,100	$172,299	$13,261	$108,281	$170,646	$14,489

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The preceding table includes TDRs for the following loan classes: $1.4 million C&I, $3.3 million CRE, $36.7 million residential first mortgage and $127 thousand residential home equity at December 31, 2012, and $1.7 million C&I, $3.4 million CRE, $26.7 million residential first mortgage and $128 thousand residential home equity at September 30, 2012.

Index

The average balance of the total impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three months ended December 31,
	2012	2011
	(in thousands)
Average impaired loan balance:
C&I loans	$19,250	$19,857
CRE loans	8,276	15,825
Residential mortgage loans:
First mortgage loans	80,991	88,611
Home equity loans/lines	128	128
Total	$108,645	$124,421

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$326	$421
Home equity loans/lines	1	1
Total	$327	$422

During the three months ended December 31, 2012 and 2011, RJ Bank granted concessions to borrowers having financial difficulties, for which the resulting modification was deemed a TDR.  The concessions granted for first mortgage residential loans were generally interest rate reductions, interest capitalization, principal forbearance, amortization and maturity date extensions and release of liability ordered under Chapter 7 bankruptcy not reaffirmed by the borrower.  The table below presents the impact that TDRs which occurred during the respective periods presented had on our condensed consolidated financial statements:

	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	($ in thousands)
Three months ended December 31, 2012:
Residential – first mortgage loans	47	$16,123	$16,071

Three months ended December 31, 2011:
Residential – first mortgage loans	5	$1,902	$2,010

During the three months ended December 31, 2012 and 2011, there were two and one residential first mortgage TDRs with a recorded investment of $291 thousand and $420 thousand, respectively, for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default.

As of December 31, 2012 and September 30, 2012, RJ Bank had no outstanding commitments on TDRs.

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

Index

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

RJ Bank’s credit quality of its held for investment loan portfolio is as follows:

				Residential mortgage
	C&I	CRE construction	CRE	First mortgage	Home equity	Consumer	Total
	(in thousands)
December 31, 2012:
Pass	$5,027,828	$57,572	$959,549	$1,564,972	$23,225	$414,069	$8,047,215
Special mention (1)	124,545	—	198	21,040	127	—	145,910
Substandard (1)	73,324	—	86,848	83,713	440	—	244,325
Doubtful (1)	1,445	—	3,266	—	—	—	4,711
Total	$5,227,142	$57,572	$1,049,861	$1,669,725	$23,792	$414,069	$8,442,161

September 30, 2012:
Pass	$4,777,738	$49,474	$806,427	$1,564,257	$24,505	$352,495	$7,574,896
Special mention (1)	179,044	—	59,001	22,606	206	—	260,857
Substandard (1)	60,323	—	67,578	80,045	367	—	208,313
Doubtful (1)	1,726	—	3,444	—	—	—	5,170
Total	$5,018,831	$49,474	$936,450	$1,666,908	$25,078	$352,495	$8,049,236

(1)	Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

The credit quality of RJ Bank’s performing residential first mortgage loan portfolio is additionally assessed utilizing updated loan-to-value (“LTV”) ratios.  RJ Bank further segregates all of its performing residential first mortgage loan portfolio with higher reserve percentages allocated to the higher LTV loans.  Current LTVs are updated using the most recently available information (generally on a one quarter lag) and are estimated based on the initial appraisal obtained at the time of origination, adjusted using relevant market indices for housing price changes that have occurred since origination.  The value of the homes could vary from actual market values due to change in the condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors.

Index

The table below presents the most recently available update of the performing residential first mortgage loan portfolio summarized by current LTV:

Balance(1)
(in thousands)
LTV range:
LTV less than 50%	$325,003
LTV greater than 50% but less than 80%	508,907
LTV greater than 80% but less than 100%	255,290
LTV greater than 100%, but less than 120%	221,375
LTV greater than 120% but less than 140%	50,321
LTV greater than 140%	20,974
Total	$1,381,870

(1)	Excludes loans that have full repurchase recourse for any delinquent loans.

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

	Loans held for investment
	C&I	CRE construction	CRE	Residential mortgage	Consumer	Total
	(in thousands)
Three months ended December 31, 2012:
Balance at beginning of year:	$92,409	$739	$27,546	$26,138	$709	$147,541
Provision for loan losses	3,736	139	(844)	(226)	118	2,923
Net charge-offs:
Charge-offs	(90)	—	—	(3,208)	—	(3,298)
Recoveries	—	—	544	369	5	918
Net charge-offs	(90)	—	544	(2,839)	5	(2,380)
Foreign exchange translation adjustment	(45)	(4)	(14)	—	—	(63)
Balance at December 31, 2012	$96,010	$874	$27,232	$23,073	$832	$148,021

		Loans held for investment
	Loans held for sale	C&I	CRE construction	CRE	Residential mortgage	Consumer	Total
	(in thousands)
Three months ended December 31, 2011:
Balance at beginning of year:	$5	$81,267	$490	$30,752	$33,210	$20	$145,744
Provision for loan losses	(5)	5,968	(385)	(755)	2,599	34	7,456
Net charge-offs:
Charge-offs	—	(3,149)	—	—	(3,257)	(38)	(6,444)
Recoveries	—	—	—	430	312	5	747
Net charge-offs	—	(3,149)	—	430	(2,945)	(33)	(5,697)
Balance at December 31, 2011	$—	$84,086	$105	$30,427	$32,864	$21	$147,503

Index

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

	Loans held for investment
	C&I	CRE construction	CRE	Residential mortgage	Consumer	Total
	($ in thousands)
December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$5,287	$—	$1	$2,827	$—	$8,115
Collectively evaluated for impairment	90,723	874	27,231	20,246	832	139,906
Total allowance for loan losses	$96,010	$874	$27,232	$23,073	$832	$148,021
Loan category as a % of total recorded investment	62%	1%	12%	20%	5%	100%

Recorded investment:(1)
Individually evaluated for impairment	$18,995	$—	$8,168	$36,801	$—	$63,964
Collectively evaluated for impairment	5,208,147	57,572	1,041,693	1,656,716	414,069	8,378,197
Total recorded investment	$5,227,142	$57,572	$1,049,861	$1,693,517	$414,069	$8,442,161

September 30, 2012
Allowance for loan losses:
Individually evaluated for impairment	$5,232	$—	$1	$3,157	$—	$8,390
Collectively evaluated for impairment	87,177	739	27,545	22,981	709	139,151
Total allowance for loan losses	$92,409	$739	$27,546	$26,138	$709	$147,541
Loan category as a % of total recorded investment	62%	1%	12%	21%	4%	100%

Recorded investment:(1)
Individually evaluated for impairment	$19,517	$—	$8,404	$26,851	$—	$54,772
Collectively evaluated for impairment	4,999,314	49,474	928,046	1,665,135	352,495	7,994,464
Total recorded investment	$5,018,831	$49,474	$936,450	$1,691,986	$352,495	$8,049,236

(1)	Excludes any net unearned income and deferred expenses.

RJ Bank had no recorded investment in loans acquired with deteriorated credit quality as of either December 31, 2012 or September 30, 2012.

The reserve for unfunded lending commitments, included in trade and other payables on our Condensed Consolidated Statements of Financial Condition, was $9.6 million and $9.3 million at December 31, 2012 and September 30, 2012, respectively.

Index

NOTE 9 – VARIABLE INTEREST ENTITIES

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

Refer to Note 2 pages 114 - 117 in our 2012 Form 10-K for a description of our principal involvement with VIEs and the accounting policies regarding the determinations of whether we are deemed to be the primary beneficiary of any VIEs which we hold a variable interest.  Other than as described below, as of December 31, 2012 there have been no significant changes in either the nature of our involvement with, or the accounting policies associated with the analysis of VIEs as described in the 2012 Form 10-K.

Raymond James Tax Credit Funds, Inc. (“RJTCF”), a wholly owned subsidiary of RJF, is the managing member or general partner in LIHTC Funds having one or more investor members or limited partners.  These LIHTC Funds are organized as limited partnerships or LLCs for the purpose of investing in a number of project partnerships, which are limited partnerships or LLCs that in turn purchase and develop low-income housing properties qualifying for tax credits.

VIEs where we are the primary beneficiary

Of the VIEs in which we hold an interest, we have determined that the EIF Funds, the Restricted Stock Trust Fund and certain LIHTC Funds require consolidation in our financial statements as we are deemed the primary beneficiary of those VIEs.  The aggregate assets and liabilities of the entities we consolidate are provided in the table below.

	Aggregate assets (1)	Aggregate liabilities (1)
	(in thousands)
December 31, 2012
LIHTC Funds	$232,505	$88,613
Guaranteed LIHTC Fund (2)	84,446	1,350
Restricted Stock Trust Fund	17,267	10,912
EIF Funds	14,921	—
Total	$349,139	$100,875

September 30, 2012
LIHTC Funds	$234,592	$97,217
Guaranteed LIHTC Fund (2)	85,332	2,208
Restricted Stock Trust Fund	15,387	7,508
EIF Funds	15,736	—
Total	$351,047	$106,933

(1)
Aggregate assets and aggregate liabilities differ from the consolidated carrying value of assets and liabilities due to the elimination of intercompany assets and liabilities held by the consolidated VIE.

(2)
In connection with one of the multi-investor tax credit funds in which RJTCF is the managing member, RJTCF has provided the investor members with a guaranteed return on their investment in the fund (the “Guaranteed LIHTC Fund”). See Note 16 for additional information regarding this commitment.

Index

The following table presents information about the carrying value of the assets, liabilities and equity of the VIEs which we consolidate and are included within our Condensed Consolidated Statements of Financial Condition. The noncontrolling interests presented in this table represent the portion of these net assets which are not ours.

	December 31, 2012	September 30, 2012
	(in thousands)
Assets:
Assets segregated pursuant to regulations and other segregated assets	$14,396	$14,230
Receivables, other	6,429	5,273
Investments in real estate partnerships held by consolidated variable interest entities	297,535	299,611
Trust fund investment in RJF common stock (1)	17,267	15,387
Prepaid expenses and other assets	15,670	16,297
Total assets	$351,297	$350,798

Liabilities and equity:
Trade and other payables	$4,026	$2,804
Intercompany payables	18,969	8,603
Loans payable of consolidated variable interest entities (2)	71,387	81,713
Total liabilities	94,382	93,120
RJF equity	6,136	6,105
Noncontrolling interests	250,779	251,573
Total equity	256,915	257,678
Total liabilities and equity	$351,297	$350,798

(1)	Included in treasury stock in our Condensed Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans.

The following table presents information about the net income (loss) of the VIEs which we consolidate, and is included within our Condensed Consolidated Statements of Income and Comprehensive Income. The noncontrolling interests presented in this table represent the portion of the net loss from these VIEs which is not ours.

	Three months ended December 31,
	2012	2011
	(in thousands)
Revenues:
Interest	$3	$1
Other	1,515	333
Total revenues	1,518	334
Interest expense	1,049	1,305
Net revenues (expense)	469	(971)

Non-interest expenses	4,691	4,931
Net loss including noncontrolling interests	(4,222)	(5,902)
Net loss attributable to noncontrolling interests	(4,253)	(6,428)
Net income attributable to RJF	$31	$526

Low-income housing tax credit funds

RJTCF is the managing member or general partner in approximately 81 separate low-income housing tax credit funds having one or more investor members or limited partners, 71 of which are determined to be VIEs and 10 of which are determined not to be VIEs. RJTCF has concluded that it is the primary beneficiary of nine non-guaranteed LIHTC Fund VIEs and the one Guaranteed LIHTC Fund VIE it sponsors (see Note 16 for further discussion of the guarantee obligation as well as other RJTCF commitments) and accordingly consolidates these funds.  In addition, RJTCF consolidates five of the funds it determined not to be VIEs.

During the period ended December 31, 2012, RJ Bank invested as an investor member, in a low-income housing tax credit fund in which a subsidiary of RJTCF is the managing member. Although this fund was determined not to be a VIE, RJ Bank is consolidating this fund through the application of other applicable accounting guidance.

Index

VIEs where we hold a variable interest but we are not the primary beneficiary

Low-income housing tax credit funds

RJTCF does not consolidate the LIHTC Fund VIEs that it determines it is not the primary beneficiary of. Our risk of loss is limited to our investments in, advances to, and receivables due from these funds.

New market tax credit funds

An affiliate of Morgan Keegan is the managing member of seven NMTC Funds and as discussed in Note 2 on page 117 of our 2012 Form 10-K, the affiliate of Morgan Keegan is not deemed to be the primary beneficiary of these NMTC Funds and, therefore, they are not consolidated. Our risk of loss is limited to our receivables due from these funds.

Other real estate limited partnerships and LLCs

We have a variable interest in several limited partnerships involved in various real estate activities in which a subsidiary is either the general partner or a limited partner. In addition, RJ Bank often has a variable interest in LLCs involved in foreclosure or obtaining deeds in lieu of foreclosure, as well as the disposal of the collateral associated with impaired syndicated loans. As discussed in Note 2 on page 117 of our 2012 Form 10-K, we have determined that we are not the primary beneficiary of these VIEs. Accordingly, we do not consolidate these partnerships or LLCs. The carrying value of our investment in these partnerships or LLCs represents our risk of loss.

Aggregate assets, liabilities and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but concluded we are not the primary beneficiary, are provided in the table below.

	December 31, 2012			September 30, 2012
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
LIHTC Funds	$2,239,051	$802,609	$34,423	$2,198,049	$844,597	$22,501
NMTC Funds	140,685	233	13	140,680	209	13
Other Real Estate Limited Partnerships and LLCs	30,240	35,512	262	31,107	35,512	1,145
Total	$2,409,976	$838,354	$34,698	$2,369,836	$880,318	$23,659

VIEs where we hold a variable interest but we are not required to consolidate

Managed Funds

As described in Note 2 on page 117 of our 2012 Form 10-K, one of our subsidiaries is the general partner in funds which we determined to be VIEs that we are not required to consolidate.

The aggregate assets, liabilities, and our exposure to loss from Managed Funds in which we hold a variable interest are provided in the table below:

	December 31, 2012			September 30, 2012
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
Managed Funds	$8,051	$—	$295	$9,700	$1,689	$296

Index

NOTE 10 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The following are our goodwill and net identifiable intangible asset balances as of the dates indicated:

	December 31, 2012	September 30, 2012
	(in thousands)
Goodwill	$302,419	$300,111
Identifiable intangible assets, net	72,091	61,135
Total goodwill and identifiable intangible assets, net	$374,510	$361,246

Our goodwill and identified intangible assets result from various acquisitions, see Note 13 on pages 151 - 153 in our 2012 Form 10-K for a discussion of the components of our goodwill balance and additional information regarding our identifiable intangible assets. See the discussion of our intangible assets and goodwill accounting policies in Note 2 on page 113 of our 2012 Form 10-K.

Goodwill

The following summarizes our goodwill by segment, along with the activity, as of the dates indicated:

	Segment
	Private client group	Capital markets	Total
	(in thousands)
Three months ended December 31, 2012
Goodwill as of September 30, 2012	$173,317	$126,794	$300,111
Adjustments to prior year additions (1)	1,267	1,041	2,308
Impairment losses	—	—	—
Goodwill as of December 31, 2012	$174,584	$127,835	$302,419

Three months ended December 31, 2011
Goodwill as of September 30, 2011	$48,097	$23,827	$71,924
Additions	—	—	—
Impairment losses	—	—	—
Goodwill as of December 31, 2011	$48,097	$23,827	$71,924

(1)
The goodwill adjustment that arose during the three months ended December 31, 2012 arose from a change in a tax election pertaining to whether assets acquired and liabilities assumed are written-up to fair value for tax purposes. This election is made on an entity-by-entity basis, and during the period indicated, our assumption regarding whether we would make such election changed for one of the Morgan Keegan entities we acquired. The offsetting balance associated with this adjustment to goodwill was the net deferred tax asset.

Index

Identifiable intangible assets, net

The following summarizes our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the periods indicated:

	Segment
	Private client group	Capital markets	Emerging markets	Asset management		Total
	(in thousands)
Three months ended December 31, 2012
Net identifiable intangible assets as of September 30, 2012	$9,829	$50,695	$611	$—		$61,135
Additions	—	—	—	13,329	(1)	13,329
Amortization expense	(165)	(2,153)	(55)	—		(2,373)
Impairment losses	—	—	—	—		—
Net identifiable intangible assets as of December 31, 2012	$9,664	$48,542	$556	$13,329		$72,091

Three months ended December 31, 2011
Net identifiable intangible assets as of September 30, 2011	$210	$—	$833	$—		$1,043
Additions	—	—	—	—		—
Amortization expense	(26)	—	(55)	—		(81)
Impairment losses	—	—	—	—		—
Net identifiable intangible assets as of December 31, 2011	$184	$—	$778	$—		$962

(1)
Additions during the three months ended December 31, 2012 are directly attributable to the customer list asset associated with our acquisition of a 45% interest in ClariVest (see Note 3 for additional information). Since we are consolidating ClariVest, the amount represents the entire customer relationship intangible asset associated with acquisition transaction; the amount shown is unadjusted by the 55% share of ClariVest attributable to others. The estimated useful life associated with this addition is approximately 10 years.

Identifiable intangible assets by type are presented below:

	December 31, 2012		September 30, 2012
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
	(in thousands)
Customer relationships	$65,957	$(4,216)	$52,628	$(3,060)
Trade name	2,000	(1,500)	2,000	(1,000)
Developed technology	11,000	(1,650)	11,000	(1,100)
Non-compete agreements	1,000	(500)	1,000	(333)
Total	$79,957	$(7,866)	$66,628	$(5,493)

Index

NOTE 11 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit. The following table presents a summary of bank deposits including the weighted-average rate:

	December 31, 2012		September 30, 2012
	Balance	Weighted-average rate (1)	Balance	Weighted-average rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$6,437	0.01%	$4,588	0.01%
Demand deposits (non-interest-bearing)	13,886	—	44,800	—
Savings and money market accounts	8,614,061	0.04%	8,231,446	0.04%
Certificates of deposit	312,281	2.10%	318,879	2.13%
Total bank deposits(2)	$8,946,665	0.11%	$8,599,713	0.12%

(1)	Weighted-average rate calculation is based on the actual deposit balances at December 31, 2012 and September 30, 2012, respectively.

(2)	Bank deposits exclude affiliate deposits of approximately $747 thousand and $778 thousand at December 31, 2012 and September 30, 2012, respectively.

RJ Bank’s savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”) administered by RJ&A.

Scheduled maturities of certificates of deposit are as follows:

	December 31, 2012		September 30, 2012
	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
	(in thousands)
Three months or less	$6,328	$7,390	$9,069	$7,195
Over three through six months	5,043	8,437	4,587	6,778
Over six through twelve months	14,434	16,262	12,414	16,339
Over one through two years	22,607	25,724	16,989	23,920
Over two through three years	26,823	36,497	32,043	38,074
Over three through four years	45,375	34,175	34,533	28,807
Over four through five years	36,633	26,553	50,647	37,484
Total	$157,243	$155,038	$160,282	$158,597

Interest expense on deposits is summarized as follows:

	Three months ended December 31,
	2012	2011
	(in thousands)
Certificates of deposit	$1,663	$1,488
Money market, savings and NOW accounts	813	755
Total interest expense on deposits	$2,476	$2,243

Index

NOTE 12 – OTHER BORROWINGS

The following table details the components of other borrowings:

	December 31, 2012	September 30, 2012
	(in thousands)
Other borrowings:
Borrowings on secured lines of credit (1)	$132,000	$—
Borrowings on unsecured lines of credit (2)	—	—
Total other borrowings	$132,000	$—

(1)
Other than a $5 million borrowing outstanding on the New Regions Credit Agreement (as hereinafter defined) as of December 31, 2012, any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.

On November 14, 2012, a subsidiary of RJF (the “Borrower”) entered into a Revolving Credit Agreement (the “New Regions Credit Agreement”) with Regions Bank, an Alabama banking corporation (the “Lender”). The New Regions Credit Agreement provides for a revolving line of credit available by the Lender to the Borrower and is subject to a guarantee in favor of the Lender provided by RJF. The proceeds from any borrowings under the line will be used for working capital and general corporate purposes. The obligations under the New Regions Credit Agreement are secured by, subject to certain exceptions, all of the present and future ARS owned by the Borrower (the “Pledged ARS”). The amount of any borrowing under the New Regions Credit Agreement cannot exceed 70% of the value of the Pledged ARS. The maximum amount available to borrow under the New Regions Credit Agreement was $97 million as of December 31, 2012, the outstanding borrowings were $5 million on such date. The New Regions Credit Agreement bears interest at a variable rate which is 2.75% in excess of LIBOR. The New Regions Credit Agreement expires on April 2, 2015.

Immediately preceding the execution of the New Regions Credit Agreement, all outstanding balances on the credit agreement which had been entered into with Regions on April 2, 2012 as a result of the Morgan Keegan acquisition (the “Initial Regions Credit Agreement”) were paid to the Lender by the Borrowers and such agreement was terminated. See Note 13 for further discussion.

(2)	Any borrowings on unsecured lines of credit are day-to-day and are generally utilized for cash management purposes.

RJ Bank had no advances outstanding from the Federal Home Loan Bank of Atlanta (“FHLB”) as of either December 31, 2012 or September 30, 2012.

As of December 31, 2012, there were other collateralized financings outstanding in the amount of $373 million.  As of September 30, 2012, there were other collateralized financings outstanding in the amount of $348 million. These other collateralized financings are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities.

Index

NOTE 13 – CORPORATE DEBT

The following summarizes our corporate debt:

	December 31, 2012	September 30, 2012
	(in thousands)
Raymond James European Securities, S.A.S. (“RJES”) term loan(1)	$2,969	$2,870
Other borrowings from banks (2)	—	128,256
4.25% senior notes, due 2016, net of unamortized discount of $330 thousand and $355 thousand at December 31, 2012 and September 30, 2012, respectively (3)	249,670	249,645
8.60% senior notes, due 2019, net of unamortized discount of $34 thousand and $35 thousand at December 31, 2012 and September 30, 2012, respectively (4)	299,966	299,965
Mortgage notes payable (5)	48,417	49,309
5.625% senior notes, due 2024, net of unamortized discount of $932 thousand and $952 thousand at December 31, 2012 and September 30, 2012, respectively (6)	249,068	249,048
6.90% senior notes, due 2042 (7)	350,000	350,000
Total corporate debt	$1,200,090	$1,329,093

(1)
RJES term loan that bears interest at a variable rate indexed to the Euro Interbank Offered Rate and is secured by certain of its assets. The repayment terms include annual principal repayments and a September 2013 maturity.

(2)
The outstanding balance as of September 30, 2012, was comprised of the Initial Regions Credit Agreement. On November 14, 2012, the outstanding balance was repaid, the Initial Regions Credit Agreement was terminated and the New Regions Credit Agreement was executed (see Note 12 for additional information on the New Regions Credit Agreement secured line of credit).

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

(5)
Mortgage notes payable pertain to mortgage loans on our headquarters office complex. These mortgage loans are secured by land, buildings, and improvements with a net book value of $55.7 million at December 31, 2012.  These mortgage loans bear interest at 5.7% with repayment terms of monthly interest and principal debt service and have a January 2023 maturity.

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

Index

Our corporate debt matures as follows, based upon its contractual terms:

December 31, 2012
(in thousands)
During the nine months ending September 30, 2013	$5,724
Fiscal 2014	3,860
Fiscal 2015	4,086
Fiscal 2016	253,995
Fiscal 2017	4,578
Fiscal 2018 and thereafter	927,847
Total	$1,200,090

NOTE 14 – DERIVATIVE FINANCIAL INSTRUMENTS

The significant accounting policies governing our derivative financial instruments, including our methodologies for determining fair value, are described in Note 2 on pages 105 - 106 of our 2012 Form 10-K.

Derivatives arising from our fixed income business operations

In our pre-Morgan Keegan acquisition fixed income business, we entered into interest rate swaps and futures contracts either as part of our fixed income business to facilitate customer transactions, to hedge a portion of our trading inventory, or to a limited extent for our own account.   We have continued to conduct this business in a substantially similar fashion since the Closing Date of the Morgan Keegan acquisition and continuing during the period ending December 31, 2012.

The majority of these derivative positions are executed in the over-the-counter market with financial institutions. Cash flows related to these fixed income interest rate contracts are included as operating activities (the “trading instruments, net” line) on the Condensed Consolidated Statements of Cash Flows.

Matched book derivatives arising from Morgan Keegan’s legacy business operations

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

Any collateral required to be exchanged under these matched book derivative contracts is administered directly by the customer and the third party financial institution. MKSS does not hold any collateral, or administer any collateral transactions, related to these instruments. We record the value of each derivative position held at fair value, as either an asset or offsetting liability, presented as “derivative instruments associated with offsetting matched book positions,” as applicable, on our Condensed Consolidated Statements of Financial Condition.

The receivable for uncollected derivative transaction fee revenues of MKSS is $9.2 million and $9.3 million at December 31, 2012 and September 30, 2012, respectively, and is included in other receivables on our Condensed Consolidated Statements of Financial Condition.

None of the derivatives described above are designated as fair value or cash flow hedges.

Derivatives arising from RJ Bank’s business operations

A Canadian subsidiary of RJ Bank conducts operations directly related to RJ Bank’s Canadian corporate loan portfolio. U.S. subsidiaries of RJ Bank utilize forward foreign exchange contracts to hedge RJ Bank’s foreign currency exposure due to its non-U.S. dollar net investment.  Cash flows related to these derivative contracts are classified within operating activities in the Condensed Consolidated Statements of Cash Flows.

Index

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

This cash collateral is recorded net-by-counterparty at the related fair value.  The cash collateral included in the net fair value of all open derivative asset positions aggregates to a net liability of $6 million at December 31, 2012 and $18 million at September 30, 2012.  The cash collateral included in the net fair value of all open derivative liability positions aggregates to a net asset of $37 million and $50 million at December 31, 2012 and September 30, 2012, respectively.  Our maximum loss exposure under these interest rate swap contracts at December 31, 2012 is $49 million.

RJ Bank provides to counterparties for the benefit of its U.S. subsidiaries, a guarantee of payment in the event of the subsidiaries’ default under forward foreign exchange contracts.  Due to this RJ Bank guarantee and the short-term nature of these derivatives, RJ Bank’s U.S. subsidiaries are not required to post collateral and do not receive collateral with respect to certain derivative contracts with the respective counterparties.  All of RJ Bank’s forward foreign exchange contracts at December 31, 2012 are asset derivatives, therefore we consider there to be no exposure to loss under these contracts as of such date.

Index

Derivative balances included in our financial statements

See the table below for the notional and fair value amounts of both the asset and liability derivatives.

	Asset derivatives
	December 31, 2012			September 30, 2012
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other assets	$563,089	$2,447	Prepaid expenses and other assets	$—	$—
Derivatives not designated as hedging instruments:
Interest rate contracts(2)	Trading instruments	$2,855,300	$135,968	Trading instruments	$2,376,049	$144,259
Interest rate contracts(3)	Derivative instruments associated with offsetting matched book positions	$2,119,138	$431,807	Derivative instruments associated with offsetting matched book positions	$2,110,984	$458,265
Forward foreign exchange contracts	Prepaid expenses and other assets	$43,705	$203	Prepaid expenses and other assets	$—	$—

	Liability derivatives
	December 31, 2012			September 30, 2012
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Trade and other payables	$—	$—	Trade and other payables	$569,790	$1,296

Derivatives not designated as hedging instruments:
Interest rate contracts(2)	Trading instruments sold	$2,435,326	$120,803	Trading instruments sold	$2,288,450	$128,081
Interest rate contracts(3)	Derivative instruments associated with offsetting matched book positions	$2,119,138	$431,807	Derivative instruments associated with offsetting matched book positions	$2,110,984	$458,265
Forward foreign exchange contracts	Trade and other payables	$—	$—	Trade and other payables	$44,225	$74

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

Index

Gains recognized on forward foreign exchange derivatives in AOCI totaled $3 million, net of income taxes, for the three months ended December 31, 2012.  There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the three months ended December 31, 2012.  We did not enter into any forward foreign exchange derivative contracts during the three months ended December 31, 2011.

See the table below for the impact of the derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income and Comprehensive Income:

		Amount of gain (loss) on derivatives recognized in income
		Three months ended December 31,
	Location of gain (loss) recognized on derivatives in the Condensed Consolidated Statements of Income and Comprehensive Income	2012		2011
		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Net trading profits	$194		$(177)
Interest rate contracts	Other revenues	$190	(2)	$—
Forward foreign exchange contracts	Other revenues	$374		$—

(1)	These contracts arise from our pre-Morgan Keegan acquisition fixed income operations.

(2)	These revenues arise from the matched book derivative contracts associated with the legacy Morgan Keegan fixed income business operations.

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

Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment grade, we would be in breach of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at December 31, 2012 is $35.4 million, for which we have posted collateral of $34.5 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2012, we would have been required to post an additional $900 thousand of collateral to our counterparties.

Our only exposure to credit risk in the matched book interest rate derivative positions associated with the Morgan Keegan legacy fixed income operations is related to our uncollected derivative transaction fee revenues. We are not exposed to market risk as it relates to these derivative contracts due to the “pass-through” transaction structure more fully described above.

Index

NOTE 15 – INCOME TAXES

For discussion of income tax matters, see Note 2 page 114, and Note 19 pages 161-163, in our 2012 Form 10-K.

As of December 31, 2012 and September 30, 2012, our liability for unrecognized tax benefits was $13.9 million and $12.7 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $7.1 million and $6.4 million at December 31, 2012 and September 30, 2012, respectively.  We anticipate that the unrecognized tax benefits will not change significantly over the next twelve months.

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. As of December 31, 2012 and September 30, 2012, accrued interest and penalties included in the unrecognized tax benefits liability were approximately $3.7 million and $3.2 million, respectively.

We file U. S. federal income tax returns as well as returns with various state, local and foreign jurisdictions. With few exceptions, we are generally no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to fiscal year 2012 for federal tax returns, fiscal year 2008 for state and local tax returns and fiscal year 2007 for foreign tax returns.  Certain transactions from our fiscal year 2012 and 2013 are currently being examined under the Internal Revenue Service (“IRS”) Compliance Assurance Program.  This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. Certain state and local returns are also currently under various stages of audit. Various state audits in process are expected to be completed in fiscal year 2013.

NOTE 16 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

In the normal course of business we enter into underwriting commitments. As of December 31, 2012, neither RJ&A nor MK & Co. had open transactions involving such commitments.  Transactions involving such commitments of RJ Ltd. that were recorded and open at December 31, 2012, were approximately $18.7 million in Canadian dollars (“CDN”).

We utilize client marginable securities to satisfy deposits with clearing organizations. At December 31, 2012, we had client margin securities valued at $150.4 million pledged with a clearing organization to meet our requirement of $84.4 million.

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting and/or retention purposes (see Note 2 page 107 in our 2012 Form 10-K for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us and, in most circumstances, require them to meet certain production requirements.  As of December 31, 2012 we had made commitments, to either prospects that have accepted our offer, or recently recruited producers, of approximately $19.7 million that have not yet been funded.

As of December 31, 2012, RJ Bank had not settled purchases of $54.9 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

RJ Bank has committed $2 million to a small business investment company which provides capital and long-term loans to small businesses.  As of December 31, 2012, RJ Bank has invested $1.3 million of the committed amount and the distributions received have been insignificant.

See Note 20 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

Index

We have committed a total of $129.5 million, in amounts ranging from $200 thousand to $12.5 million, to 53 different independent venture capital or private equity partnerships. As of December 31, 2012, we have invested $96.4 million of the committed amounts and have received $72.3 million in distributions.  We also control the general partner in seven internally sponsored private equity limited partnerships to which we have committed $69.6 million.  As of December 31, 2012, we have invested $47.4 million of the committed amounts and have received $18.8 million in distributions.

We committed to provide a loan of an amount up to $3 million to one of our internally sponsored private equity limited partnerships for use by its business, to be funded no later than February 9, 2013. As of December 31, 2012, $525 thousand of this commitment has been funded.

RJF has committed to lend to RJTCF, or guarantee obligations in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities, amounts aggregating up to $170 million upon request, subject to certain limitations as well as annual review and renewal. At December 31, 2012, RJTCF has $54 million in outstanding cash borrowings and $48.2 million in unfunded commitments outstanding against this aggregate commitment. RJTCF borrows from RJF in order to make investments in, or fund loans or advances to, either partnerships which purchase and develop properties qualifying for tax credits (“Project Partnerships”) or LIHTC Funds. Investments in Project Partnerships, are sold to various LIHTC Funds, which have third party investors and for which RJTCF serves the managing member or general partner. RJTCF typically sells investments in Project Partnerships to LIHTC Funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to Project Partnerships, or to LIHTC Funds.

A subsidiary of RJ Bank has committed $14.3 million as an investor member in a low-income housing tax credit fund in which a subsidiary of RJTCF is the managing member. As of December 31, 2012, the RJ Bank subsidiary has invested $1.7 million of the committed amount.

At December 31, 2012, the approximate market values of collateral received that we can repledge were:

Sources of collateral
(in thousands)
Securities purchased under agreements to resell and other collateralized financings	$482,529
Securities received in securities borrowed vs. cash transactions	180,714
Collateral received for margin loans	1,535,391
Securities received as collateral related to derivative contracts	12,343
Total	$2,210,977

Certain collateral was repledged. At December 31, 2012, the approximate market values of this portion of collateral and financial instruments that we own and pledged were:

Uses of collateral and trading securities
(in thousands)
Securities sold under agreements to repurchase	$263,704
Securities delivered in securities loaned vs. cash transactions	259,691
Securities pledged as collateral under secured borrowing arrangements	174,504
Collateral used for cash loans	16,424
Collateral used for deposits at clearing organizations	178,980
Total	$893,303

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

Index

Guarantees

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At December 31, 2012, the exposure under these guarantees is $13 million, which was underwritten as part of RJ Bank’s corporate credit relationship with such borrowers.  The outstanding interest rate swaps at December 31, 2012 have maturities ranging from July 2013 through May 2019.  RJ Bank records an estimated reserve for its credit risk associated with the guarantee of these client swaps, which was insignificant as of December 31, 2012.  The estimated total potential exposure under these guarantees is $15.8 million at December 31, 2012.

RJ Bank guarantees the forward foreign exchange contract obligations of its U.S. subsidiaries.  See Note 14 for additional information regarding these derivatives.

RJF guarantees interest rate swap obligations of RJ Cap Services. See Note 14 for additional information regarding interest rate swaps.

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At December 31, 2012, there were no such outstanding performance guarantees.

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

RJF has guaranteed the Borrower’s performance under the New Regions Credit Agreement.  See further discussion of this borrowing in Note 12.

RJF guarantees the existing mortgage debt of RJ&A of approximately $48.4 million. See Notes 12 and 13 for information regarding our financing arrangements.

RJTCF issues certain guarantees to various third parties related to project partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $2.4 million as of December 31, 2012.

RJF has guaranteed RJTCF’s performance to various third parties on certain obligations arising from RJTCF’s sale and/or transfer of units in one of its fund offerings (“Fund 34”).  Under such arrangements, RJTCF has provided either: (1) certain specific performance guarantees including a provision whereby in certain circumstances, RJTCF will refund a portion of the investors’ capital contribution, or (2) a guaranteed return on their investment.  Under the performance guarantees, the conditions which would result in a payment by RJTCF under the guarantees have been satisfied, neither RJF nor RJTCF funded any obligations under such guarantees nor do either have any further obligations under such guarantees.  Further, based upon its most recent projections and performance of Fund 34, RJTCF does not anticipate that any payments will be made to any of these third parties under the guarantee of the return on investment. Under the guarantee of returns, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits over the next 10 years, RJTCF is obligated to provide the investor with a specified return.  A $41.6 million financing asset is included in prepaid expenses and other assets, and a related $41.7 million liability is included in trade and other payables on our Condensed Consolidated Statements of Financial Condition as of December 31, 2012. The maximum exposure to loss under this guarantee is the undiscounted future payments due to investors for the return on and of their investment, and approximates $49.8 million at December 31, 2012.

Index

Legal matter contingencies

Pre- Closing Date Morgan Keegan matters (all of which are subject to indemnification by Regions)

In July 2006, MK & Co. and a former MK & Co. analyst were named as defendants in a lawsuit filed by a Canadian insurance and financial services company, Fairfax Financial Holdings, and its American subsidiary in the Circuit Court of Morris County, New Jersey. Plaintiffs made claims under a civil Racketeer Influenced and Corrupt Organizations (“RICO”) statute, for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs alleged that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs to improperly drive down plaintiff’s stock price, so that others could profit from short positions. Plaintiffs alleged that defendants’ actions damaged their reputations and harmed their business relationships. Plaintiffs alleged a number of categories of damages they sustained, including lost insurance business, lost financings and increased financing costs, increased audit fees and directors and officers insurance premiums and lost acquisitions, and have requested monetary damages. These claims were never considered to be meritorious by MK & Co., but some of the claims survived an extended motion practice and discovery process. On May 11, 2012, the trial court ruled that New York law applied to plaintiff’s RICO claims, therefore the claims were not subject to treble damages. On June 27, 2012, the trial court dismissed plaintiffs’ tortious interference with prospective relations claim, but allowed other claims to go forward. A jury trial was set to begin on September 10, 2012. Prior to its commencement the court dismissed the remaining claims with prejudice. Plaintiffs have appealed the court’s rulings.

Certain of the Morgan Keegan entities, along with Regions, have been named in class-action lawsuits filed in federal and state courts on behalf of shareholders of Regions and investors who purchased shares of certain mutual funds in the Regions Morgan Keegan Fund complex (the “Regions Funds”). The Regions Funds were formerly managed by Morgan Asset Management (“MAM”), an entity which was at one time a subsidiary of one of the Morgan Keegan affiliates, but an entity which was not part of our Morgan Keegan acquisition (see further information regarding the Morgan Keegan acquisition in Note 3 on pages 118 - 121 of our 2012 Form 10-K). The complaints contain various allegations, including claims that the Regions Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. In January 2013, the United States District Court for the Western District of Tennessee preliminarily approved the settlement of the class action and the derivative action regarding the closed end funds for $62 million and $6 million, respectively. No other class has been certified. Certain of the shareholders in the Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class action lawsuits.

In March 2009, MK & Co. received a Wells Notice from the SEC’s Atlanta Regional Office related to ARS indicating that the SEC staff intended to recommend that the SEC take civil action against the firm. On July 21, 2009, the SEC filed a complaint in the United States District Court for the Northern District of Georgia (the “Court”) against MK & Co. alleging violations of the federal securities laws in connection with ARS that MK & Co. underwrote, marketed and sold. On June 28, 2011, the Court granted MK & Co.’s Motion for Summary Judgment, dismissing the case brought by the SEC. On May 2, 2012, the United States Court of Appeals for the Eleventh Circuit reversed the Court’s decision and remanded the case. A bench trial was held the week of November 26, 2012, but a verdict has not been rendered. Beginning in February 2009, MK & Co. commenced a voluntary program to repurchase ARS that it underwrote and sold to MK & Co. customers, and extended that repurchase program on October 1, 2009, to include certain ARS that were sold by MK & Co. to its customers but were underwritten by other firms. On July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to MK & Co. arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires MK & Co. to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties.

Prior to the Closing Date, Morgan Keegan was involved in other litigation arising in the normal course of its business. On all such matters, RJF is subject to indemnification from Regions pursuant to the terms of the stock purchase agreement and summarized below.

Index

Indemnification from Regions

The terms of the stock purchase agreement governing our acquisition of Morgan Keegan, which closed on April 2, 2012, provide that Regions will indemnify RJF for losses incurred in connection with legal proceedings pending as of the closing date or commenced after the closing date and related to pre-closing matters as well as any cost of defense pertaining thereto (see Note 3 on page 120 of our 2012 Form 10-K for a discussion of the indemnifications provided to RJF by Regions). All of the pre-Closing Date Morgan Keegan matters described above are subject to such indemnification provisions. Management estimates the range of potential liability of all such matters subject to indemnification, including the cost of defense, to be from $30 million to $400 million. Any loss arising from such matters, after consideration of the applicable annual deductible, if any, will be borne by Regions. As of December 31, 2012, a receivable from Regions of approximately $6 million is included in other receivables, an indemnification asset of approximately $190 million is included in other assets, and a liability for potential losses of approximately $193 million is included within trade and other payables, all of which are reflected on our Condensed Consolidated Statements of Financial Condition pertaining to the above matters and the related indemnification from Regions. The amount included within trade and other payables is the amount within the range of potential liability related to such matters which management estimates is more likely than any other amount within such range. Through December 31, 2012, Regions has reimbursed approximately $3.6 million for costs we incurred in excess of the accrued liability amounts for legal matters subject to indemnification included in the final Closing Date tangible net book value computation.

Other matters

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as other corporate litigation. We are contesting the allegations in these cases and believe that there are meritorious defenses in each of these lawsuits and arbitrations. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. Refer to Note 2 on page 113 of our 2012 Form 10-K for a discussion of our criteria for establishing a range of possible loss related to such matters.  Excluding any amounts subject to indemnification from Regions related to pre-Closing Date Morgan Keegan matters discussed above, as of December 31, 2012, management currently estimates the aggregate range of possible loss is from $0 to an amount of up to $7 million in excess of the accrued liability (if any) related to these matters.  In the opinion of management, based on current available information, review with outside legal counsel, and consideration of the accrued liability amounts provided for in the accompanying condensed consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

Index

NOTE 17 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Three months ended December 31,
	2012	2011
	(in thousands)
Interest income:
Margin balances	$16,164	$13,702
Assets segregated pursuant to regulations and other segregated assets	1,960	2,198
Bank loans, net of unearned income	87,310	72,022
Available for sale securities	2,217	2,087
Trading instruments	6,012	4,079
Stock loan	1,391	2,388
Loans to financial advisors	2,125	1,977
Other	5,947	3,643
Total interest income	123,126	102,096

Interest expense:
Brokerage client liabilities	548	609
Retail bank deposits	2,476	2,243
Trading instruments sold but not yet purchased	798	523
Stock borrow	504	460
Borrowed funds	1,314	970
Senior notes	19,066	9,307
Interest expense of consolidated VIEs	1,049	1,305
Other	2,266	623
Total interest expense	28,021	16,040
Net interest income	95,105	86,056
Less: provision for loan losses	(2,923)	(7,456)
Net interest income after provision for loan losses	$92,182	$78,600

NOTE 18 – SHARE-BASED COMPENSATION

We have one share-based compensation plan for our employees, Board of Directors and non-employees (comprised of independent contractor financial advisors). The 2012 Stock Incentive Plan (the “2012 Plan”), permits us to grant share-based and cash-based awards designed to be exempt from the limitation on deductible compensation under Section 162(m) of the Internal Revenue Code. In our 2012 Form 10-K, our share-based compensation accounting policies are described in Note 1, page 113.  Other information relating to our employee and Board of Director share-based awards including the predecessor plans, are outlined in our 2012 Form 10-K in Note 23, pages 169 – 173, while Note 24, pages 173 – 175, discusses our non-employee share-based awards.  For purposes of this report, we have combined our presentation of both our employee and Board of Director share-based awards with our non-employee share-based awards, both of which are described below.

Stock option awards

Expense and income tax benefits related to our stock option awards granted to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three months ended December 31,
	2012	2011
	(in thousands)
Total share-based expense	$3,248	$3,555
Income tax benefits related to share-based expense	394	489

Index

For the three months ended December 31, 2012, we realized $155 thousand of excess tax benefits related to our stock option awards.  During the three months ended December 31, 2012, we granted 828,050 stock options to employees and 47,300 stock options were granted to our independent contractor financial advisors. During the three months ended December 31, 2012, no stock options were granted to outside directors.

Unrecognized pre-tax expense for stock option awards granted to employees, directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of December 31, 2012 are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average period
	(in thousands)	(in years)
Employees and directors	$22,058	3.4
Independent contractor financial advisors	1,085	3.3

The weighted-average grant-date fair value of stock option awards granted to employees for the three months ended December 31, 2012 is $12.11.

The fair value of each option grant awarded to our independent contractor financial advisors is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model.  The weighted-average fair value for unvested options granted to independent contractor financial advisors as of December 31, 2012 is $15.62.

Restricted stock and stock bonus awards

During the three months ended December 31, 2012, we granted 918,587 restricted stock units to employees and none were granted to outside directors.  We granted no restricted stock units to independent contractor financial advisors during the three months ended December 31, 2012.

Expense and income tax benefits related to our restricted stock awards granted to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three months ended December 31,
	2012	2011
	(in thousands)
Total share-based expense	$14,044	$13,522
Income tax benefits related to share-based expense	4,920	5,139

For the three months ended December 31, 2012, we realized $1.9 million of excess tax benefits related to our restricted stock awards.

Unrecognized pre-tax expense for restricted stock shares and restricted stock units granted to employees, directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of December 31, 2012 are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average period
	(in thousands)	(in years)
Employees and directors	$124,168	3.4
Independent contractor financial advisors	457	1.9

The weighted-average grant-date fair value of restricted stock share and unit awards granted to employees and outside directors for the three months ended December 31, 2012 is $37.55.

The fair value of each restricted stock share awarded to our independent contractor financial advisors is valued on the date of grant and periodically revalued at the current stock price.  The weighted-average fair value for unvested restricted stock awards granted to independent contractor financial advisors as of December 31, 2012 is $38.53.

Index

NOTE 19 – REGULATIONS AND CAPITAL REQUIREMENTS

For a discussion of the various regulations and capital requirements applicable to certain of our businesses and subsidiaries, see Note 25, pages 176-178, of our 2012 Form 10-K.

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

RJF and RJ Bank are required to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital to average assets (as defined).

To be categorized as “well capitalized,” RJF must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJF as of December 31, 2012:
Total capital (to risk-weighted assets)	$3,154,335	19.1%	$1,321,187	8.0%	$1,651,484	10.0%
Tier I capital (to risk-weighted assets)	2,993,196	18.1%	661,480	4.0%	992,220	6.0%
Tier I capital (to adjusted assets)	2,993,196	13.9%	861,351	4.0%	1,076,689	5.0%

RJF as of September 30, 2012:
Total capital (to risk-weighted assets)	3,056,794	18.9%	1,293,881	8.0%	1,617,351	10.0%
Tier I capital (to risk-weighted assets)	2,896,279	17.9%	647,213	4.0%	970,820	6.0%
Tier I capital (to adjusted assets)	2,896,279	14.0%	827,508	4.0%	1,034,385	5.0%

To be categorized as “well capitalized,” RJ Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJ Bank as of December 31, 2012:
Total capital (to risk-weighted assets)	$1,179,079	13.1%	$720,199	8.0%	$900,249	10.0%
Tier I capital (to risk-weighted assets)	1,065,990	11.8%	360,100	4.0%	540,149	6.0%
Tier I capital (to adjusted assets)	1,065,990	10.7%	397,360	4.0%	496,700	5.0%

RJ Bank as of September 30, 2012:
Total capital (to risk-weighted assets)	$1,158,139	13.4%	$694,275	8.0%	$867,844	10.0%
Tier I capital (to risk-weighted assets)	1,049,060	12.1%	347,137	4.0%	520,706	6.0%
Tier I capital (to adjusted assets)	1,049,060	10.9%	386,245	4.0%	482,807	5.0%

Index

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

The decrease in all of RJ Bank’s capital ratios at December 31, 2012 compared to September 30, 2012 were primarily due to significant corporate loan growth and a $25 million dividend payment made to RJF by RJ Bank during the three month period ended December 31, 2012.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934.

The net capital position of our wholly owned broker-dealer subsidiary RJ&A is as follows:

	As of
	December 31, 2012	September 30, 2012
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	19.10%	17.22%
Net capital	$291,408	$264,315
Less: required net capital	(30,514)	(30,696)
Excess net capital	$260,894	$233,619

The net capital position of our wholly owned broker-dealer subsidiary MK & Co. is as follows:

	As of
	December 31, 2012	September 30, 2012
		(As amended(1))
	($ in thousands)
Morgan Keegan & Company, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	76.32%	65.84%
Net capital	$270,833	$263,366
Less: required net capital	(7,168)	(8,432)
Excess net capital	$263,665	$254,934

(1)    MK & Co.’s net capital position as of September 30, 2012 was amended for insignificant changes to conform to final regulatory filings.

The net capital position of our wholly owned broker-dealer subsidiary RJFS is as follows:

	As of
	December 31, 2012	September 30, 2012
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$11,041	$11,689
Less: required net capital	(250)	(250)
Excess net capital	$10,791	$11,439

Index

The risk adjusted capital of RJ Ltd. is as follows (in Canadian dollars):

	As of
	December 31, 2012	September 30, 2012
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$72,258	$77,871
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$72,008	$77,621

At December 31, 2012, all of our other active regulated domestic and international subsidiaries are in compliance with and met all capital requirements.

NOTE 20 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

For a discussion of our financial instruments with off-balance-sheet risk, see Note 26 pages 179 - 180, of our 2012 Form 10-K.

RJ Bank has outstanding at any time a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases, which then extend over varying periods of time. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. Fixed-rate commitments, if any, are also subject to market risk resulting from fluctuations in interest rates and RJ Bank’s exposure is limited to the replacement value of those commitments. A summary of commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding follows:

December 31, 2012
(in thousands)
Standby letters of credit	$140,146
Open end consumer lines of credit	492,177
Commercial lines of credit	1,772,803
Unfunded loan commitments	130,880

Because many lending commitments expire without being funded in whole or part, the contract amounts are not estimates of RJ Bank’s actual future credit exposure or future liquidity requirements. RJ Bank maintains a reserve to provide for potential losses related to the unfunded lending commitments. See Note 8 for further discussion of this reserve for unfunded lending commitments.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of December 31, 2012, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $4.9 million and CDN $250 thousand, respectively. RJ Bank is also subject to foreign exchange risk related to its net investment in a Canadian subsidiary. See Note 14 for information regarding how RJ Bank utilizes net investment hedges to mitigate a significant portion of this risk.

Index

NOTE 21 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended December 31,
	2012	2011
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$85,874	$67,325
Less allocation of earnings and dividends to participating securities (1)	(1,204)	(1,722)
Net income attributable to RJF common shareholders	$84,670	$65,603

Income for diluted earnings per common share:
Net income attributable to RJF	$85,874	$67,325
Less allocation of earnings and dividends to participating securities (1)	(1,190)	(1,717)
Net income attributable to RJF common shareholders	$84,684	$65,608

Common shares:
Average common shares in basic computation	136,524	123,225
Dilutive effect of outstanding stock options and certain restricted stock units	2,170	487
Average common shares used in diluted computation	138,694	123,712

Earnings per common share:
Basic	$0.62	$0.53
Diluted	$0.61	$0.53
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	503	3,645

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities. Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 1.9 million and 3.2 million for the three months ended December 31, 2012 and 2011, respectively.  Dividends paid to participating securities amounted to $251 thousand and $420 thousand for the three months ended December 31, 2012 and 2011, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are as follows:

	Three months ended December 31,
	2012	2011
Dividends per common share - declared	$0.14	$0.13
Dividends per common share - paid	$0.13	$0.13

NOTE 22 – SEGMENT ANALYSIS

We currently operate through the following eight business segments: “Private Client Group;” “Capital Markets;” “Asset Management;” RJ Bank; “Emerging Markets;” “Securities Lending;” “Proprietary Capital” and various corporate activities combined in the “Other” segment.  The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. For a further discussion of our business segments, see Note 28, pages 182 - 185, of our 2012 Form 10-K.

Index

Information concerning operations in these segments of business is as follows:

	Three months ended December 31,
	2012		2011
	(in thousands)
Revenues:
Private Client Group	$712,814		$528,618
Capital Markets	247,554		136,165
Asset Management	65,629		56,795
RJ Bank	92,050		77,416
Emerging Markets	5,589		4,652
Securities Lending	1,488		2,442
Proprietary Capital	20,616		473
Other	5,304		2,661
Intersegment eliminations	(13,535)		(10,405)
Total revenues(1)	$1,137,509		$798,817

Income (loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$52,911		$49,408
Capital Markets	31,607		10,001
Asset Management	20,943		15,813
RJ Bank	67,943		53,003
Emerging Markets	(2,354)		(2,549)
Securities Lending	539		1,206
Proprietary Capital	5,720		(65)
Other	(38,162)	(2)	(15,966)
Pre-tax income excluding noncontrolling interests	139,147		110,851
Add: net income (loss) attributable to noncontrolling interests	8,020		(6,203)
Income including noncontrolling interests and before provision for income taxes	$147,167		$104,648

(1)	No individual client accounted for more than ten percent of total revenues in either of the periods presented.

(2)
The Other segment for the three months ended December 31, 2012 includes $17.4 million in acquisition related expenses pertaining to our acquisitions (see Note 3 for further information regarding our acquisitions).

	Three months ended December 31,
	2012	2011
	(in thousands)
Net interest income (expense):
Private Client Group	$20,675	$17,519
Capital Markets	1,795	1,197
Asset Management	24	16
RJ Bank	87,746	72,729
Emerging Markets	303	108
Securities Lending	887	1,928
Proprietary Capital	350	151
Other	(16,675)	(7,592)
Net interest income	$95,105	$86,056

Index

The following table presents our total assets on a segment basis:

	December 31, 2012	September 30, 2012
	(in thousands)
Total assets:
Private Client Group (1)	$7,505,669	$6,484,878
Capital Markets (2)	2,512,280	2,514,527
Asset Management	100,768	81,838
RJ Bank	10,089,759	9,701,996
Emerging Markets	48,067	43,616
Securities Lending	291,315	432,684
Proprietary Capital	355,622	355,350
Other	1,372,491	1,545,376
Total	$22,275,971	$21,160,265

(1)	Includes $175 million of goodwill at December 31, 2012, and $173 million of goodwill at September 30, 2012.

(2)	Includes $128 million of goodwill at December 31, 2012, and $127 million of goodwill at September 30, 2012.

We have operations in the United States, Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Three months ended December 31,
	2012	2011
	(in thousands)
Revenues:
United States	$1,039,023	$711,921
Canada	72,415	62,810
Europe	20,889	18,542
Other	5,182	5,544
Total	$1,137,509	$798,817

Pre-tax income excluding noncontrolling interests:
United States	$137,006	$110,372
Canada	4,539	3,039
Europe	(69)	47
Other	(2,329)	(2,607)
Total	$139,147	$110,851

Our total assets, classified by major geographic area in which they are held, are presented below:

	December 31, 2012	September 30, 2012
	(in thousands)
Total assets:
United States (1)	$20,503,266	$19,296,197
Canada(2)	1,698,722	1,788,883
Europe(3)	36,747	42,220
Other	37,236	32,965
Total	$22,275,971	$21,160,265

(1)	Includes $262 million of goodwill at December 31, 2012, and $260 million of goodwill at September 30, 2012.

(2)	Includes $33 million of goodwill at December 31, 2012 and September 30, 2012.

(3)	Includes $7 million of goodwill at December 31, 2012 and September 30, 2012.

Index

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Factors Affecting “Forward-Looking Statements”

From time to time, Raymond James Financial, Inc. (“RJF”), together with its subsidiaries hereinafter collectively referred to as “our,” “we” or “us,” may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, allowance for loan loss levels at our wholly owned bank subsidiary Raymond James Bank, N.A. (“RJ Bank”), projected ventures, new products, anticipated market performance, recruiting efforts, regulatory approvals, the integration of Morgan Keegan (as hereinafter defined), and other matters. (On April 2, 2012, RJF completed its acquisition of all of the issued and outstanding shares of Morgan Keegan & Company, Inc. (a broker-dealer hereinafter referred to as “MK & Co.”) and MK Holding, Inc. and certain of its affiliates (collectively referred to hereinafter as “Morgan Keegan”) from Regions Financial Corporation (“Regions”)). The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, are discussed in the section entitled “Risk Factors” of Item 1A of Part I included in our Annual Report on Form 10-K for the year ended September 30, 2012, as filed with the United States of America (“U.S.”) Securities and Exchange Commission (the “2012 Form 10-K”) and in Item 1A of Part II of this report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements.

Executive overview

We operate as a financial services and bank holding company. Results in the businesses in which we operate are highly correlated to the general overall strength of economic conditions and, more specifically, to the direction of the U.S. equity and fixed income markets, and the corporate and mortgage lending and credit (both commercial and residential) trends.  Overall market conditions, interest rates, economic, political and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control.  These factors affect the financial decisions made by market participants which include investors, borrowers, and competitors, impacting their level of participation in the financial markets. These factors also impact the level of public offerings, trading profits, interest rate volatility and asset valuations, or a combination thereof.  In turn, these decisions affect our business results.

Quarter ended December 31, 2012 compared with the quarter ended December 31, 2011

Despite the event-driven market environment during the quarter, we achieved record net revenues of $1.1 billion, a 4% increase over the preceding quarter and a 42% increase compared to the prior year quarter. All of our segments realized increased revenues over the prior year with the exception of our securities lending segment. Total client assets under administration increased to a record $392 billion, a 45% increase as compared to the prior year. Approximately $85 billion of the client assets under administration total are associated with legacy Morgan Keegan branches. Non-interest expenses increased $284 million, or 42%, from the prior year primarily due to the addition of Morgan Keegan. Non-interest expenses were consistent with the preceding quarter, increasing $14 million, or 1%. The current year quarter non-interest expenses include $17 million of acquisition and integration related costs which we incurred primarily associated with the Morgan Keegan acquisition. The bank loan loss provision decreased $5 million from the prior year reflecting the overall improvement in the credit markets from that period.

Inclusive of the impact of the acquisition of Morgan Keegan, our pre-tax income increased $28 million, or 26%, compared to the prior year.  After the exclusion of the acquisition related expenses we incurred primarily resulting from the Morgan Keegan acquisition, we generated adjusted pre-tax income of $157 million (a non-GAAP measure)(1) for the current quarter, a $13 million, or 9%, increase over the preceding quarter and a $46 million, or 41%, increase over the comparable prior year pre-tax income of $111 million.

(1)	Refer to the discussion and reconciliation of the GAAP results to the non-GAAP results in the “Non-GAAP Reconciliation” section of this MD&A.

Index

A summary of the most significant matters impacting our financial results as compared to the prior year quarter, are as follows:

•
Our Private Client Group segment generated net revenues of $709 million, a 35% increase over the prior year.  Pre-tax income of $53 million represents a 7% increase compared to the prior year.  The increase in revenues is in large part due to our acquisition of Morgan Keegan and the high levels of retention of the Morgan Keegan financial advisors. Client assets under administration of the Private Client Group increased 39%, to $370 billion at December 31, 2012, as compared to the prior year. The increase is a result of both the $66 billion in assets brought on by Morgan Keegan branches and growth in legacy RJF private client assets.

•
The Capital Markets segment realized a $22 million, or 216%, increase to $32 million in pre-tax income, reflecting improved equity capital market revenues net of the impact of weaker fixed income capital markets results. Significant increases in both underwriting and merger and acquisition fee revenues occurred as issuers sought to complete transactions in advance of any anticipated tax law changes associated with the then pending fiscal cliff crisis. The expansion of our fixed income institutional sales business as a result of the Morgan Keegan acquisition drove the increase in our institutional commissions as compared to the prior year.  While still a positive overall result and flat as compared to the prior year, our fixed income trading profits declined from the preceding quarter being adversely effected by volatile market conditions which arose late in the current quarter.

•
Our Asset Management segment generated $21 million of pre-tax income, a $5 million, or 32%, increase compared to the prior year.  Assets under management increased to a record $46.5 billion as of December 31, 2012.  Net inflows of client assets, including assets of Morgan Keegan clients, appreciation in the market values of assets, and our December 24, 2012 acquisition of a 45% interest in ClariVest Asset Management, LLC (“ClariVest”) with its $3.1 billion of assets under management, drove the increase. The ClariVest acquisition bolsters our platform in the large-cap strategy space. ClariVest markets its investment services to corporate and public pension plans, foundations, endowments and Taft-Hartley clients worldwide.

•
RJ Bank generated $68 million in pre-tax income, a $15 million, or 28%, increase over the prior year.  The increase resulted from an increase in net interest revenues resulting from higher average loan balances, an increase in the net interest spread, and a lower loan loss provision resulting from an improved credit environment.

•
Our Emerging Markets segment generated a $2 million pre-tax loss, which is flat as compared to the prior year.  Pre-tax results for the period include expenses associated with closure of our operations in Brazil.

•
A $6 million increase in the pre-tax income (net of noncontrolling interests) generated by our Proprietary Capital segment was primarily the result of dividends and distributions received on certain of our investments during the current period.

•	We incurred acquisition and integration related costs of $17 million in the current year, primarily associated with the Morgan Keegan acquisition.

With regard to regulatory changes that could impact our businesses in the future, our view of the potential impact to us of future regulations is substantially unchanged by the regulatory activities that occurred during the most recent period. Based on our review of the Dodd-Frank Act, and because of the nature of our businesses and our business practices, we presently do not expect the legislation to have a significant impact on our operations. However, because many of the regulations will result from further studies and are yet to be adopted by various regulatory agencies, the impact on our businesses remains uncertain.

Index

Segments

We currently operate through the following eight business segments: Private Client Group (“PCG”); “Capital Markets;” “Asset Management;” RJ Bank; “Emerging Markets;” “Securities Lending;” “Proprietary Capital” and various corporate activities combined in the “Other” segment.  The following table presents our consolidated and segment gross revenues and pre-tax income, the latter excluding noncontrolling interests, for the periods indicated:

	Three months ended December 31,
	2012	2011	% change
	($ in thousands)
Total company
Revenues	$1,137,509	$798,817	42%
Pre-tax income excluding noncontrolling interests	139,147	110,851	26%

Private Client Group
Revenues	712,814	528,618	35%
Pre-tax income	52,911	49,408	7%

Capital Markets
Revenues	247,554	136,165	82%
Pre-tax income	31,607	10,001	216%

Asset Management
Revenues	65,629	56,795	16%
Pre-tax income	20,943	15,813	32%

RJ Bank
Revenues	92,050	77,416	19%
Pre-tax income	67,943	53,003	28%

Emerging Markets
Revenues	5,589	4,652	20%
Pre-tax loss	(2,354)	(2,549)	(8)%

Securities Lending
Revenues	1,488	2,442	(39)%
Pre-tax income	539	1,206	(55)%

Proprietary Capital
Revenues	20,616	473	NM
Pre-tax income (loss)	5,720	(65)	NM

Other
Revenues	5,304	2,661	99%
Pre-tax loss	(38,162)	(15,966)	139%

Intersegment eliminations
Revenues	(13,535)	(10,405)	30%

Index

Reconciliation of the GAAP results to the non-GAAP measures

We believe that the non-GAAP measures provide useful information by excluding those items that may not be indicative of our core operating results and that the GAAP and the non-GAAP measures should be considered together.

The non-GAAP adjustments for the periods indicated are comprised of the one-time acquisition and integration costs incurred which are non-recurring expenses (primarily associated with the Morgan Keegan acquisition), net of applicable taxes.

The following table provides a reconciliation of the GAAP basis to the non-GAAP measures:

	Three months ended
	December 31, 2012	December 31, 2011	Change vs. prior year	September 30, 2012	Change vs. prior quarter
	(in thousands, except per share amounts)
Net income attributable to RJF, Inc. - GAAP basis	$85,874	$67,325	28%	$83,325	3%
Non-GAAP adjustments :
Acquisition related expenses (1)	17,382	—	NM	18,725	(7)%
Tax effect of non-GAAP adjustments (2)	(6,656)	—	NM	(6,328)	5%
Net income attributable to RJF, Inc. - Non-GAAP basis	$96,600	$67,325	43%	$95,722	1%
Non-GAAP earnings per common share:
Non-GAAP basic	$0.70	$0.53	32%	$0.69	1%
Non-GAAP diluted	$0.69	$0.53	30%	$0.69	—%

Average equity - GAAP basis (3)	$3,324,370	$2,612,144	27%	$3,213,318	3%
Average equity - non-GAAP basis (4)	$3,322,744	$2,612,144	27%	$3,192,258	4%

Return on equity for the quarter (annualized)	10.3%	10.3%	—%	10.4%	(1)%
Return on equity for the quarter - non-GAAP basis (annualized) (5)	11.6%	10.3%	13%	12.0%	(3)%

(1) The non-GAAP adjustment adds back to pre-tax income one-time acquisition and integration expenses associated with acquisitions that were incurred during each respective period.

(2) The non-GAAP adjustment reduces net income for the income tax effect of all the pre-tax non-GAAP adjustments, utilizing the effective tax rate applicable to each respective period.

(3) Computed as total equity attributable to Raymond James Financial, Inc. as of the date indicated plus the prior quarter-end total, divided by two.

(4) The calculation of non-GAAP average equity includes the impact on equity of the non-GAAP adjustments described in the table above, as applicable for each respective period.

(5) Computed by utilizing the net income attributable to RJF, Inc.-non-GAAP basis and the return on equity-non-GAAP basis, for each respective period.

Index

Net interest analysis

We have a significant amount of assets and liabilities held in our PCG, Capital Markets and RJ Bank segments, which are subject to changes in interest rates; these changes in interest rates have an impact on our overall financial performance. Given the relationship of our interest sensitive assets to liabilities held in each of these segments, an increase in short-term interest rates would result in an overall increase in our net earnings (we currently have more assets than liabilities with a yield that would be affected by a change in short-term interest rates).  A gradual increase in short-term interest rates would have the most significant favorable impact on our PCG and RJ Bank segments. The actual amount of any benefit would be dependent upon a variety of factors including, but not limited to, the change in balances, the rapidity and magnitude of the increase in rates, and the interest rates paid on client cash balances.

The following table presents average balance data and interest income and expense data, as well as the related net interest income:

	Three months ended December 31,
	2012			2011
	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,835,454	$16,164	3.52%	$1,525,989	$13,702	3.56%
Assets segregated pursuant to regulations and other segregated assets	2,670,050	1,960	0.29%	3,264,651	2,198	0.27%
Bank loans, net of unearned income (2)	8,303,983	87,310	4.21%	6,930,795	72,022	4.09%
Available for sale securities	739,689	2,217	1.20%	538,299	2,087	1.54%
Trading instruments(3)	890,971	6,012	2.70%	608,346	4,079	2.68%
Stock loan	355,819	1,391	1.56%	737,071	2,388	1.30%
Loans to financial advisors(3)	437,730	2,125	1.94%	234,847	1,977	3.37%
Other(3)	1,946,925	5,947	1.22%	2,466,775	3,643	0.59%
Total	$17,180,621	$123,126	2.87%	$16,306,773	$102,096	2.50%

Interest-bearing liabilities:
Brokerage client liabilities	$4,372,834	548	0.05%	$4,485,098	$609	0.05%
Bank deposits (2)	8,738,284	2,476	0.11%	7,897,328	2,243	0.11%
Trading instruments sold but not yet purchased(3)	249,551	798	1.28%	128,890	523	1.62%
Stock borrow	139,200	504	1.45%	192,699	460	0.95%
Borrowed funds	346,187	1,314	1.52%	225,015	970	1.72%
Senior notes	1,148,689	19,066	6.64%	550,227	9,307	6.62%
Loans payable of consolidated variable interest entities(3)	78,271	1,049	5.36%	96,540	1,305	5.41%
Other(3)	367,934	2,266	2.46%	198,365	623	1.26%
Total	$15,440,950	$28,021	0.73%	$13,774,162	$16,040	0.47%
Net interest income		$95,105			$86,056

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

Index

Quarter ended December 31, 2012 compared with the quarter ended December 31, 2011 – Net Interest Analysis

Net interest income increased $9 million, or 11%, as compared to the prior year. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

Net interest income in the PCG segment increased $3 million, or 18%, primarily resulting from increased client margin and client cash balances arising from the Morgan Keegan acquisition. Net interest associated with legacy Raymond James PCG operations was relatively flat as compared to the prior year.

RJ Bank’s net interest income increased $15 million, or 21%, primarily as a result of an increase in average loans outstanding.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Interest income earned on our available for sale securities portfolio increased slightly despite significantly lower yields on the portfolio as compared to the prior year. The average balance of the portfolio increased primarily as a result of the auction rate securities (“ARS”) we acquired in the Morgan Keegan acquisition. Given that the yield on ARS is significantly lower than the yield on other types of available for sale securities, as the proportion of ARS in our available for sale securities portfolio increases, the weighted-average yield on total available for sale securities portfolio decreases.

Interest expense on our senior notes increased approximately $10 million over the prior year.  The increase results from the interest expense associated with our March 2012 issuance of $350 million 6.9% senior notes and $250 million 5.625% senior notes. Both of the March 2012 debt offerings were part of our financing activities associated with funding the Morgan Keegan acquisition which closed on April 2, 2012.

Index

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the periods indicated:

	Three months ended December 31,
	2012	% change	2011
	($ in thousands)
Revenues:
Securities commissions and fees:
Equities	$73,181	27%	$57,695
Fixed income products	24,353	65%	14,793
Mutual funds	144,662	38%	105,193
Fee-based accounts	242,568	43%	169,555
Insurance and annuity products	83,318	30%	64,148
New issue sales credits	27,455	29%	21,319
Sub-total securities commissions and fees	595,537	38%	432,703
Interest	24,143	24%	19,444
Account and service fees:
Client account and service fees	42,597	36%	31,411
Mutual fund and annuity service fees	38,383	20%	31,993
Client transaction fees	3,851	(44)%	6,855
Correspondent clearing fees	703	(1)%	707
Account and service fees – all other	65	44%	45
Sub-total account and service fees	85,599	21%	71,011
Other	7,535	38%	5,460
Total revenues	712,814	35%	528,618

Interest expense	3,468	80%	1,925
Net revenues	709,346	35%	526,693

Non-interest expenses:
Sales commissions	431,749	35%	319,037
Admin & incentive compensation and benefit costs	120,121	36%	88,632
Communications and information processing	38,343	94%	19,798
Occupancy and equipment	28,802	63%	17,698
Business development	17,625	28%	13,789
Clearance and other	19,795	8%	18,331
Total non-interest expenses	656,435	38%	477,285
Pre-tax income	$52,911	7%	$49,408

Margin on net revenues	7.5%		9.4%

Through our PCG segment, we provide securities transaction and financial planning services to client accounts through the branch office systems of our broker-dealer subsidiaries located throughout the United States, Canada and the United Kingdom.  Our financial advisors offer a broad range of investments and services, including both third party and proprietary products, and a variety of financial planning services.  We charge sales commissions or asset-based fees for investment services we provide to our PCG clients based on established schedules. Our financial advisors offer a number of professionally managed load mutual funds, as well as a selection of no-load funds.  Net interest revenue in the PCG segment is generated by customer balances, predominately the earnings on margin loans and assets segregated pursuant to regulations, less interest paid on customer cash balances (“Client Interest Program”).  The PCG segment earns a fee (in lieu of interest revenue) from the Raymond James Bank Deposit Program (“RJBDP”), a program where clients’ cash deposits in their brokerage accounts are re-deposited through a third party service into interest-bearing deposit accounts at a number of banks. The RJBDP program enables clients to obtain up to $2.5 million in individual Federal Deposit Insurance Corporation (“FDIC”) deposit insurance coverage ($5 million for joint accounts) in addition to earning competitive rates for their cash balances.  The portion of this fee paid by RJ Bank is eliminated in the intersegment eliminations.

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

The PCG business of the Morgan Keegan broker-dealer operated on its historic Morgan Keegan platform throughout this reporting period. Our plan is to migrate all the financial advisors and client accounts off of the Morgan Keegan platform and fully integrate the operations onto the Raymond James & Associates, Inc. (“RJ&A”) platform during the second quarter of fiscal year 2013.

Revenues of the PCG segment are correlated with total client assets under administration as well as the overall U.S. equities markets.  As of December 31, 2012, total PCG client assets under administration amounted to $370 billion, an increase of approximately 1% over the preceding quarter ended September 30, 2012 and up 39% over the $267 billion as of December 31, 2011, $66 billion of which resulted from our acquisition of Morgan Keegan.

The following table presents a summary of Private Client Group financial advisors and investment advisor representatives as of the dates indicated:

	Employees	Independent contractors	Investment advisor representatives (1)	December 31, 2012 total	September 30, 2012 total	December 31, 2011 total
RJ&A	1,346	—	—	1,346	1,335	1,313
MK & Co. (2)	869	—	—	869	892	—
Raymond James Financial Services, Inc. (“RJFS”)	—	3,212	246	3,458	3,467	3,428
Raymond James Ltd. (“RJ Ltd.”)	185	278	—	463	473	454
Raymond James Investment Services Limited (“RJIS”)	—	65	88	153	163	161
Total financial advisors and investment advisor representatives	2,400	3,555	334	6,289	6,330	5,356

(1) Investment advisor representatives with custody only relationships.

(2) We acquired MK & Co. on April 2, 2012.

Quarter ended December 31, 2012 compared with the quarter ended December 31, 2011 – Private Client Group

Net revenues increased $183 million, or 35%, while pre-tax income increased $4 million, or 7%. PCG’s pre-tax margin on net revenues decreased to 7.5% as compared to the prior year’s 9.4%.

Securities commissions and fees increased $163 million, or 38%.  A significant portion of this increase results from our acquisition of Morgan Keegan on April 2, 2012, which brought over 900 financial advisors into PCG, 89% of whom have been retained as of December 31, 2012. The retention rate for Morgan Keegan financial advisors who were offered a retention incentive approximates 95%. Overall, we have realized a 17% increase in the number of PCG financial advisors as of December 31, 2012 as compared to December 31, 2011. Client assets under administration increased $103 billion, or 39%, compared to the December 31, 2012 level, to $370 billion, in large part ($66 billion) as a result of the Morgan Keegan acquisition. Equity market conditions in the U.S., while volatile during the current three month period, were improved as compared to the prior year.

Client account and service fee revenues increased $11 million, or 36%, over the prior year. The portion of these revenues generated from Morgan Keegan clients was $7 million. Of the remaining increase, the primary component is the fees we receive, in lieu of interest earnings, from our multi-bank sweep program which have increased as a result of higher balances in the program.

Index

Mutual fund and annuity service fees increased $6 million, or 20%, primarily as a result of an increase in mutual fund omnibus fees, education and marketing support fees, and no-transaction-fee (“NTF”) program revenues, all of which are paid to us by the mutual fund companies whose products we distribute.  We continue to implement changes in the data sharing arrangements with many mutual fund companies, converting from a networking to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate us for the additional reporting requirements performed by the broker-dealer under omnibus arrangements.  The impact of the revenues generated from Morgan Keegan clients on mutual fund and annuity service fee revenues was $2 million. The Morgan Keegan client mutual fund positions will be eligible for our omnibus program following conversion to the RJ&A platform.

Partially offsetting the increases in revenues described above, client transaction fees decreased $3 million, or 44%, primarily as a result of certain mutual fund relationships converting over the past year to a NTF program and an April 2012 reduction in transaction fees associated with certain non-managed fee-based accounts.  Under the mutual fund NTF program, we receive increased fees from mutual fund companies which are included within mutual fund and annuity service fee revenue described above, but our clients no longer pay us transaction fees on mutual fund trades within certain of our managed programs.

Total segment revenues increased 35%. The portion of total segment revenues that we consider to be recurring is approximately 65% at December 31, 2012, slightly higher than the prior year level.  Recurring commission and fee revenues include asset based fees, trailing commissions from mutual funds, variable annuities and insurance products, mutual fund service fees, fees earned on funds in our multi-bank sweep program, and interest. Assets in all fee-based accounts in aggregate at December 31, 2012 are $110 billion, an increase of 1% over the balances as of September 30, 2012, and 31% as compared to the $84 billion of assets in fee-based accounts at December 31, 2011.  Approximately $9 billion of the increase in asset balances in fee-based accounts over the December 31, 2011 levels resulted from the addition of assets in the fee-based accounts of Morgan Keegan.

PCG net interest revenues increased $3 million, or 18%, primarily resulting from increased client margin and client cash balances arising from the Morgan Keegan acquisition. Net interest associated with legacy Raymond James PCG operations was relatively flat as compared to the prior year.

Non-interest expenses increased $179 million, or 38%, over the prior year.  Sales commission expense increased $113 million, or 35%, generally consistent with the increase in commission and fee revenues.  Administrative and incentive compensation expenses increased $31 million, or 36%. The increase primarily results from increases in salaries and benefits expense due to the increased support staff and information technology and operations headcount arising from the addition of the Morgan Keegan associates.

Communications and information processing expense increased $19 million, or 94%. Computer software development costs and other information technology related costs, which include consulting expenses, increased over $14 million as compared to the prior year as a result of various information technology enhancements to existing platforms and additional reporting requirements, including regulatory requirements and those under omnibus arrangements (refer to the increase in mutual fund and annuity service fee revenue arising from these arrangements discussed above). Expenses primarily associated with the increase in our number of offices and personnel arising from the Morgan Keegan acquisition resulted in an increase in office related expenses of $4 million.

Occupancy and equipment expense increased $11 million, or 63%, primarily due to rent, and other facility related expenses, associated with the increase of approximately 140 branch office locations resulting from the Morgan Keegan acquisition.

Business development expense increased $4 million, or 28%, primarily due to increases in travel and related costs arising from the increased number of financial advisors and other associates resulting from the Morgan Keegan acquisition.

Index

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the periods indicated:

	Three months ended December 31,
	2012	% change	2011
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$54,207	10%	$49,357
Fixed income	90,954	189%	31,512
Sub-total institutional sales commissions	145,161	80%	80,869
Securities underwriting fees	27,014	87%	14,475
Tax credit funds syndication fees	4,269	(5)%	4,475
Mergers & acquisitions fees	48,065	161%	18,431
Private placement fees	5,094	166%	1,918
Trading profits	7,296	2%	7,133
Interest	6,071	40%	4,347
Other	4,584	1%	4,517
Total revenues	247,554	82%	136,165
Interest expense	4,276	36%	3,150
Net revenues	243,278	83%	133,015

Non-interest expenses:
Sales commissions	59,413	112%	27,988
Admin & incentive compensation and benefit costs	110,215	62%	67,868
Communications and information processing	15,874	32%	12,031
Occupancy and equipment	8,481	39%	6,082
Business development	9,781	19%	8,240
Clearance and other	13,652	79%	7,613
Total non-interest expenses	217,416	67%	129,822
Income before taxes and including noncontrolling interests	25,862	710%	3,193
Noncontrolling interests	(5,745)		(6,808)
Pre-tax income excluding noncontrolling interests	$31,607	216%	$10,001

The Capital Markets segment consists primarily of equity and fixed income products and services.  The activities include institutional sales and trading in the U.S., Canada and Europe; management of and participation in public offerings; financial advisory services, including private placements and merger and acquisition services; public finance activities; and the syndication and related management of investment partnerships designed to yield returns in the form of low-income housing tax credits to institutions.  We provide securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions are driven primarily through trade volume, resulting from a combination of participation in public offerings, general market activity and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients.  Revenues from investment banking activities are driven principally by our role in the offering, the number, and the dollar value of the transactions with which we are involved.  This segment also includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the OTC and Canadian markets.  This trading involves the purchase of securities from, and the sale of securities to, our clients as well as other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients.  Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices, as well as market trends for the individual securities during the period we hold them.

Certain of the Capital Markets businesses of Morgan Keegan were immediately integrated into RJ&A’s operations on the date of acquisition. Other Morgan Keegan Capital Markets businesses are being integrated into RJ&A over time. Morgan Keegan equity capital markets and fixed income operations are included in the current year results, therefore, comparisons of our legacy capital markets operations, especially fixed income operations, to our current operations, are not meaningful. Our plan is to have fully integrated all of the Morgan Keegan Capital Markets businesses into RJ&A by the end of the second quarter of this fiscal year.

Index

Quarter ended December 31, 2012 compared with the quarter ended December 31, 2011 – Capital Markets

Pre-tax income in the Capital Markets segment increased $22 million, or 216%, as compared to the prior year.

Our fixed income results were significantly higher for the current period as compared to the prior year primarily driven by the acquisition of Morgan Keegan. The combination of our former fixed income operations with Morgan Keegan’s fixed income operations results in a combined department that is approximately three times the size of our legacy fixed income business.

Net revenues increased by $110 million, or 83%, primarily resulting from a $59 million, or 189%, increase in institutional fixed income sales commissions, a $30 million, or 161%, increase in merger and acquisition fees, a $13 million, or 87% increase in securities underwriting fees, a $5 million, or 10%, increase in institutional equity sales commissions, and a $3 million, or 166%, increase in private placement fees. Capital markets were sluggish leading up to the national elections, seemingly awaiting the outcome. But in the latter part of the quarter, concerns related to the pending fiscal cliff crisis had, at least in part, a favorable impact on our equity capital markets business as underwriting and merger and acquisition activity improved significantly as issuers sought to complete certain equity transactions in advance of any anticipated tax law changes. However, those same fiscal cliff concerns had an adverse impact on our fixed income capital markets business as the municipal fixed income markets were negatively impacted during December by discussions and rumors regarding potential changes in the tax laws pertaining to limits, or caps, on the tax-exempt advantages of the instruments. In response to these uncertainties, interest rates on municipal securities increased during December which negatively impacted our trading results during the month.

The increase in fixed income institutional sales commissions over the prior year are primarily due to the increased size of our fixed income operations after the Morgan Keegan acquisition. Our significantly larger public finance fixed income operations as a result of the Morgan Keegan acquisition produced a $13 million increase in our revenues, which favorably impacted both our investment banking revenues and our securities commissions and fees.

The number of lead and co-managed underwritings as well as merger & acquisition transactions during the current period increased significantly in our U.S. operations as compared to the prior year.  The most significant increases in merger and acquisition fees were in the industrial growth, energy, technology & communications, and the government services sectors. Capital markets activities in our Canadian operations remained sluggish in the current period, continuing to reflect the adverse market conditions which existed throughout the prior fiscal year.

Trading profits for the current quarter were essentially flat as compared to the prior year. Despite our significantly enhanced fixed income trading capacity after the Morgan Keegan acquisition, our trading profit results for the current period, while positive overall, were unfavorably impacted in December 2012 by the adverse conditions in the municipal fixed income market in the face of the anticipated fiscal cliff crisis described above.

Non-interest expenses increased $88 million, or 67%, over the prior year primarily driven by the addition of the Morgan Keegan fixed income operations.  Sales commission expense increased $31 million, or 112%, which is directly correlated to the increase in overall institutional sales commission revenues of 80%, and includes the shift to a higher percentage of fixed income sales. Administrative and incentive compensation and benefit expense increased $42 million, or 62%, primarily driven by the significant increase in personnel resulting from the Morgan Keegan acquisition. The increase in clearance and other expense of $6 million results from the allocation of certain general and administrative and back office clearing expenses associated with the increased fixed income volume between the PCG segment and this capital markets segment, as well as amortization expense in the current period arising from certain intangible assets acquired in the Morgan Keegan acquisition.

Noncontrolling interests represent the impact of consolidating certain low-income housing tax credit funds, which also impacts other revenue, interest expense, and other expenses within this segment (see Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further details) as well as the impact of our consolidation of Raymond James European Securities, Inc. (”RJES”), and reflects the portion of these consolidated entities which we do not own.  Total segment expenses attributable to noncontrolling interest decreased by approximately $1 million as compared to the prior year.

Index

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the periods indicated:

	Three months ended December 31,
	2012	% change	2011
	($ in thousands)
Revenues:
Investment advisory fees	$54,951	16%	$47,517
Other	10,678	15%	9,278
Total revenues	65,629	16%	56,795

Expenses:
Admin & incentive compensation and benefit costs	21,703	9%	19,985
Communications and information processing	3,771	(1)%	3,802
Occupancy and equipment	951	3%	921
Business development	1,984	6%	1,880
Investment sub-advisory fees	7,176	16%	6,172
Other	8,500	9%	7,766
Total expenses	44,085	9%	40,526
Income before taxes and including noncontrolling interests	21,544	32%	16,269
Noncontrolling interests	601		456
Pre-tax income excluding noncontrolling interests	$20,943	32%	$15,813

The Asset Management segment includes the operations of Eagle Asset Management, Inc. (“Eagle”), the Eagle Family of Funds, the asset management operations of RJ&A, Raymond James Trust, and other fee-based programs.  The majority of the revenue for this segment is generated by the investment advisory fees related to asset management services for individual investment portfolios, mutual funds and managed programs.  Asset balances are impacted by both the performance of the market and the net sales and redemptions of client accounts/funds. Rising markets positively impact revenues from investment advisory fees as existing accounts increase in value, and individuals and institutions typically commit incremental funds in rising markets. As of December 31, 2012, approximately 81% of investment advisory fees recorded in this segment are earned from assets held in managed programs.  Of these revenues, approximately 55% of our investment advisory fees recorded in a quarter are determined based on balances at the beginning of a quarter, approximately 25% are based on balances at the end of the quarter and the remaining 20% are computed based on average assets throughout the quarter.

The following table reflects financial assets under management in managed programs that significantly impact segment results at the dates indicated:

	December 31, 2012		September 30, 2012	December 31, 2011	September 30, 2011
	(in millions)
Assets under management:
Eagle Asset Management, Inc.	$20,575		$19,986	$17,828	$16,092
Raymond James Consulting Services	9,407		9,443	8,634	8,356
Unified Managed Accounts (“UMA”)	3,067		2,855	2,054	1,677
Freedom Accounts & other managed programs	12,268		11,884	10,115	9,523
ClariVest Asset Management, LLC	3,112	(1)	—	—	—
Sub-total assets under management	48,429		44,168	38,631	35,648
Less: Assets managed for affiliated entities	(4,235)		(4,185)	(3,703)	(3,579)
Sub-total net assets under management	44,194		39,983	34,928	32,069
Morgan Keegan managed fee-based assets (2)	2,333		2,801	—	—
Total assets under management	$46,527		$42,784	$34,928	$32,069

(1)	Eagle acquired a 45% interest in ClariVest on December 24, 2012.

(2)
All revenues generated since April 2, 2012 (the “Closing Date”) of the Morgan Keegan acquisition arising from assets in Morgan Keegan managed fee-based programs are included in the PCG segment. These assets are managed by unaffiliated portfolio managers.

Index

As of December 31, 2012, approximately 19% of investment advisory fees recorded in this segment are earned from assets held in non-managed programs and all such investment advisory fees are determined based on balances at the beginning of the quarter.

The following table reflects assets under management in non-managed programs that significantly impact segment results at the dates indicated:

	December 31, 2012	September 30, 2012	December 31, 2011	September 30, 2011
	(in millions)
Passport	$30,446	$30,054	$25,371	$24,008
Ambassador	18,549	17,826	14,573	13,555
Other non-managed fee-based assets	3,076	3,153	2,369	2,196
Sub-total assets under management	52,071	51,033	42,313	39,759
Morgan Keegan non-managed fee-based assets (1)	6,810	6,772	—	—
Total assets under management	$58,881	$57,805	$42,313	$39,759

(1)	All revenues generated since the Closing Date of the Morgan Keegan acquisition arising from assets in Morgan Keegan non-managed fee-based programs are included in the PCG segment.

On December 24, 2012 (the “ClariVest Acquisition Date”), we completed our acquisition of a 45% interest in ClariVest, an acquisition that bolsters our platform in the large-cap strategy space. ClariVest, manages more than $3 billion in client assets and currently markets its investment services to corporate and public pension plans, foundations, endowments and Taft-Hartley clients worldwide. As a result of certain protective rights we have under the operating agreement with ClariVest, we are consolidating ClariVest in our financial statements as of the ClariVest Acquisition Date. In addition, a put and call agreement was entered into on the ClariVest Acquisition Date that provides our wholly owned Eagle Asset Management, Inc. subsidiary with various paths to majority ownership in ClariVest, the timing of which would depend upon the financial results of ClariVest’s business and the tenure of existing ClariVest management. The results of operations of ClariVest have been included in our results prospectively from December 24, 2012. Given the timing of the effective date of this acquisition (near the end of the three month reporting period ended December 31, 2012), this acquisition did not have a significant impact on our results of operations for the quarter.

Quarter ended December 31, 2012 compared to the quarter ended December 31, 2011 – Asset Management

Pre-tax income in the Asset Management segment increased $5 million, or 32%, as compared to the prior year.

Investment advisory fee revenue increased by $7 million, or 16%, generated by an increase in assets under management.  Total legacy Raymond James assets under management in managed programs of $45.3 billion at December 31, 2012, are $6.7 billion more than they were as of December 31, 2011, an increase of 17% (fee revenue excludes fees arising from fee-based assets in programs managed by Morgan Keegan as the revenues associated with these activities are reflected entirely in our PCG segment until the PCG integration occurs in the second quarter of this fiscal year). Since the prior year and excluding the impact of the ClariVest acquisition, net inflows of client assets into managed programs approximated $3.8 billion while asset values have increased by $2.9 billion. Total legacy Raymond James assets under management in non-managed programs as of December 31, 2012 have increased $10 billion, or 23%, as compared to the prior year, and investment advisory fee revenue associated with such assets increased by $1 million, or 18%. Other revenue increased by over $1 million, or 15%, primarily resulting from an increase in fee income generated by our Raymond James Trust (“RJT”) subsidiary reflecting a 22% increase in RJT client assets as compared to the prior year.

Expenses increased by approximately $4 million, or 9%, resulting from a $2 million, or 9%, increase in administrative and performance based incentive compensation, a $1 million, or 16%, increase in investment sub-advisory fees, and a $1 million, or 9%, increase in other expenses.  The increase in administrative and performance based incentive compensation is a result of the combination of increases in salary expenses resulting from annual increases and additions to staff, as well as an increase in performance compensation which is directly related to the increase in investment advisory fee revenues. The increase in investment sub-advisory fee expense is directly related to the increase in advisory fees paid to the external managers associated with certain assets included within the UMA program. The $1 million increase in other expense is primarily due to increases in the costs incurred so that certain funds sponsored by Eagle are available as investment choices on the platforms of other broker-dealers.

Index

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the periods indicated:

	Three months ended December 31,
	2012	% change	2011
	($ in thousands)
Revenues:
Interest income	$90,374	20%	$75,093
Interest expense	(2,628)	11%	(2,364)
Net interest income	87,746	21%	72,729
Other income	1,676	(28)%	2,323
Net revenues	89,422	19%	75,052

Non-interest expenses:
Employee compensation and benefits	4,828	16%	4,180
Communications and information processing	670	(11)%	754
Occupancy and equipment	268	57%	171
Provision for loan losses	2,923	(61)%	7,456
FDIC insurance premiums	1,456	23%	1,186
Affiliate deposit account servicing fees	6,971	21%	5,768
Other	4,363	72%	2,534
Total non-interest expenses	21,479	(3)%	22,049
Pre-tax income	$67,943	28%	$53,003

RJ Bank is a national bank, regulated by the Office of the Comptroller of the Currency (“OCC”), which provides corporate, residential and consumer loans, as well as Federal Deposit Insurance Corporation (“FDIC”) insured deposit accounts, to clients of our broker-dealer subsidiaries and to the general public.  RJ Bank is active in corporate loan syndications and participations, and also purchases commercial loans in the secondary market.  Residential mortgage loans are originated and held for investment or sold in the secondary market.  RJ Bank generates revenue principally through the interest income earned on loans and investments, which is offset by the interest expense it pays on client deposits and on its borrowings.

Index

The tables below present certain credit quality trends for corporate loans and residential/consumer loans:

	Three months ended December 31,
	2012	2011
	(in thousands)
Net loan (charge-offs)/recoveries:
Commercial and Industrial (“C&I”) loans	$(90)	$(3,149)
Commercial real estate (“CRE”) loans	544	430
Residential/mortgage loans	(2,839)	(2,945)
Consumer loans	5	(33)
Total	$(2,380)	$(5,697)

	December 31, 2012	September 30, 2012
	(in thousands)
Allowance for loan losses:
Loans held for investment:
C&I loans	$96,010	$92,409
CRE construction loans	874	739
CRE loans	27,232	27,546
Residential/mortgage loans	23,073	26,138
Consumer loans	832	709
Total	$148,021	$147,541

Nonperforming assets:
Nonperforming loans:
C&I loans	$18,995	$19,517
CRE loans	8,168	8,404
Residential mortgage loans:
Residential mortgage loans	83,025	78,372
Home equity loans/lines	439	367
Total nonperforming loans	110,627	106,660
Other real estate owned:
CRE	226	4,902
Residential:
First mortgage	3,440	3,316
Home equity	—	—
Total other real estate owned	3,666	8,218
Total nonperforming assets	$114,293	$114,878

Total loans:
Loans held for sale, net(1)	$231,890	$160,515
Loans held for investment:
C&I loans	5,227,142	5,018,831
CRE construction loans	57,572	49,474
CRE loans	1,049,861	936,450
Residential mortgage loans	1,693,517	1,691,986
Consumer loans	414,069	352,495
Net unearned income and deferred expenses	(66,032)	(70,698)
Total loans held for investment	8,376,129	7,978,538
Total loans	$8,608,019	$8,139,053

(1)	Net of unearned income and deferred expenses.

Index

Quarter ended December 31, 2012 compared to the quarter ended December 31, 2011 – RJ Bank

Pre-tax income generated by the RJ Bank segment increased $15 million, or 28%, as compared to the prior year.  The improvement in pre-tax income was primarily attributable to an increase of $14 million, or 19%, in net revenues and a $5 million, or 61%, decrease in the provision for loan losses, offset by a $4 million, or 27%, increase in non-interest expenses (excluding provision for loan losses).

Net revenue was positively impacted by a $15 million increase in net interest income, $1 million less in other-than-temporarily impaired (“OTTI”) losses on our available for sale securities portfolio, and a $1 million increase in income from the sale of held for sale loans, partially offset by $3 million in foreign currency transaction losses on Canadian dollar denominated loans in the corporate loan portfolio.

Net interest income increased $15 million over the prior year, primarily as a result of an $898 million increase in average interest-earning banking assets. This increase in average interest-earning banking assets was driven by a $1.4 billion increase in average loans, which was partially offset by a decrease of $566 million in average cash. The yield on interest-earning banking assets increased to 3.62% from 3.32% in the prior year due to this significant increase in loans. The loan portfolio yield increased slightly to 4.13% from 4.09% in the prior year due to an improvement in the corporate loan portfolio yield, offset by a decline in the yield of the residential mortgage loan portfolio resulting from adjustable rate loans resetting at lower rates. As a result of the increase in the yield of the average interest-earning assets, the net interest margin increased to 3.52% from 3.21%.

Corresponding to the increase in interest-earning banking assets, average interest-bearing banking liabilities increased $820 million to $9 billion.

The provision for loan losses was positively impacted by improved economic conditions, which led to stronger credit characteristics of certain corporate criticized loans, higher loan-to-value (“LTV”) ratios in the residential mortgage loan portfolio, and a significant reduction in delinquent loans. Net loan charge-offs decreased $3 million, or 58%, to $2 million. As compared to September 30, 2012, nonperforming loans increased $4 million, or 4%, which is comprised of a $5 million, or 6% increase in residential nonperforming loans partially offset by a $1 million, or 3%, decrease in corporate nonperforming loans.
The $4 million increase in non-interest expenses (excluding provision for loan losses) as compared to the prior year was primarily attributable to a $1 million increase in affiliate deposit account servicing fees resulting from increased deposit balances, a $1 million increase in unfunded lending commitment reserve expense, and a $1 million, or 16%, increase in compensation and benefits related to staff additions.

The unrealized loss on our available for sale securities portfolio at December 31, 2012 was $12 million compared to $17 million as of September 30, 2012. This improvement was the result of higher market prices, despite the continued uncertainty in the residential non-agency collateralized mortgage obligation (“CMOs”) market.

During the last week of October, 2012, the mid-Atlantic and Northeast regions of the U.S. suffered severe damage from Hurricane Sandy and related storms.  As a result of our review of our loans in the affected area, there is currently no indication that this weather related event will have a significant impact on our portfolio. However, we continue to assess information as it becomes available. We are unable to estimate a range of loss associated with the financial impact of this event at this time, however, we don’t expect it to have a materially adverse impact on our results of operations in fiscal year 2013.

Index

The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates and interest spread for the periods indicated:

	Three months ended December 31,
	2012			2011
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income(1)
Loans held for sale	$168,642	$970	2.28%	$92,904	$390	1.67%
Loans held for investment:
C&I loans	5,057,904	58,587	4.56%	4,299,124	48,982	4.49%
CRE construction loans	48,374	757	6.12%	17,818	101	2.21%
CRE loans	962,060	10,677	4.34%	755,456	7,306	3.78%
Residential mortgage loans	1,694,776	13,400	3.09%	1,757,902	15,202	3.38%
Consumer loans	372,227	2,919	3.01%	7,591	41	2.16%
Total loans, net	8,303,983	87,310	4.13%	6,930,795	72,022	4.09%
Agency mortgage-backed securities (“MBS”)	341,165	735	0.86%	170,618	330	0.77%
Non-agency CMOs	163,379	1,155	2.83%	190,267	1,515	3.19%
Money market funds, cash and cash equivalents	909,950	594	0.26%	1,447,623	885	0.24%
Federal Home Loan Bank (“FHLB”) stock, Federal Reserve Bank of Atlanta (“FRB”) stock, and other	82,473	580	2.79%	164,104	341	0.83%
Total interest-earning banking assets	9,800,950	$90,374	3.62%	8,903,407	$75,093	3.32%
Non-interest-earning banking assets:
Allowance for loan losses	(148,081)			(148,317)
Unrealized loss on available for sale securities	(15,303)			(48,857)
Other assets	286,830			260,936
Total non-interest-earning banking assets	123,446			63,762
Total banking assets	$9,924,396			$8,967,169
(continued on next page)

Index

	Three months ended December 31,
	2012			2011
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	(continued from previous page)
	($ in thousands)
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$317,468	$1,663	2.08%	$259,769	$1,488	2.27%
Money market, savings, and NOW accounts (2)	8,420,816	813	0.04%	7,637,560	831	0.04%
FHLB advances and other	51,704	152	1.17%	72,645	45	0.25%
Total interest-bearing banking liabilities	8,789,988	$2,628	0.12%	7,969,974	$2,364	0.12%
Non-interest-bearing banking liabilities	82,769			66,865
Total banking liabilities	8,872,757			8,036,839
Total banking shareholder’s equity	1,051,639			930,330
Total banking liabilities and shareholders’ equity	$9,924,396			$8,967,169
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,010,962	$87,746		$933,433	$72,729

Bank net interest:
Spread			3.50%			3.20%	(3)
Margin (net yield on interest-earning banking assets)			3.52%			3.21%	(3)
Ratio of interest-earning banking assets to interest-bearing banking liabilities			111.50%			111.71%
Annualized return on average:
Total banking assets			1.72%			1.48%
Total banking shareholder’s equity			16.27%			14.25%
Average equity to average total banking assets			10.60%			10.37%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on all other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended December 31, 2012 and 2011 was $14 million and $10 million, respectively.

(2)	Negotiable Order of Withdrawal (“NOW”) account.

(3)
Excluding the impact of excess RJBDP deposits held during the three month period ended December 31, 2011, the net interest spread and margin was 3.59% and 3.60% at December 31, 2011, respectively. These deposits arose from higher cash balances in firm client accounts due to the market volatility, thus exceeding RJBDP capacity at outside financial institutions in the program. These deposits were invested in short term liquid investments producing very little net interest spread.

Index

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning banking assets and liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on RJ Bank’s interest-earning assets and the interest incurred on its interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year’s volume. Changes applicable to both volume and rate have been allocated proportionately.

	Three months ended December 31,
	2012 compared to 2011
	Increase (decrease) due to
	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale	$318	$262	$580
Loans held for investment:
C&I loans	8,645	960	9,605
CRE construction loans	173	483	656
CRE loans	1,998	1,373	3,371
Residential mortgage loans	(546)	(1,256)	(1,802)
Consumer loans	1,969	909	2,878
Agency MBS	330	75	405
Non-agency CMOs	(214)	(146)	(360)
Money market funds, cash and cash equivalents	(329)	38	(291)
FHLB stock, FRB stock, and other	(170)	409	239
Total interest-earning banking assets	12,174	3,107	15,281

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	330	(155)	175
Money market, savings and NOW accounts	85	(103)	(18)
FHLB advances and other	(13)	120	107
Total interest-bearing banking liabilities	402	(138)	264
Change in net interest income	$11,772	$3,245	$15,017

Index

Results of Operations – Emerging Markets

The following table presents consolidated financial information of our Emerging Markets segment for the periods indicated:

	Three months ended December 31,
	2012	% change	2011
	($ in thousands)
Revenues:
Securities commissions and fees	$2,652	15%	$2,307
Investment banking	247	461%	44
Investment advisory fees	1,474	55%	953
Interest income	318	118%	146
Trading profits	700	(27)%	959
Other income	198	(19)%	243
Total revenues	5,589	20%	4,652
Interest expense	15	(61)%	38
Net revenues	5,574	21%	4,614
Non-interest expenses:
Compensation expense	4,752	(3)%	4,887
Other expense	2,811	33%	2,117
Total non-interest expenses	7,563	8%	7,004
Loss before taxes and including noncontrolling interests:	(1,989)	17%	(2,390)
Noncontrolling interests	365		159
Pre-tax loss excluding noncontrolling interests	$(2,354)	8%	$(2,549)

The Emerging Markets segment includes the results from our joint ventures in Latin America including Argentina and Uruguay. During the three months ended December 31, 2012, we commenced the process to cease our operations in Brazil.

Quarter ended December 31, 2012 compared to the quarter ended December 31, 2011 – Emerging Markets

The pre-tax loss generated by the Emerging Markets segment decreased $200 thousand, or 8%, as compared to the prior year.

Total revenues increased approximately $1 million as compared to the prior year. The increase is primarily attributable to a $500 thousand increase in investment advisory fee revenues attributable to our Argentine joint venture, as compared to the prior year.

Non-interest expenses increased by $600 thousand, primarily resulting from expenses incurred in connection with the closing of our operations in Brazil.

Index

Results of Operations – Securities Lending

The following table presents consolidated financial information of our Securities Lending segment for the periods indicated:

	Three months ended December 31,
	2012	% change	2011
	($ in thousands)
Interest income and expense:
Interest income	$1,391	(42)%	$2,388
Interest expense	504	10%	460
Net interest income	887	(54)%	1,928
Other income	97	80%	54
Net revenues	984	(50)%	1,982
Non-interest expenses	445	(43)%	776
Pre-tax income	$539	(55)%	$1,206

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

Quarter ended December 31, 2012 compared to the quarter ended December 31, 2011 – Securities Lending

Pre-tax income generated by this segment decreased by approximately $700 thousand, or 55%, as compared to the prior year.

The decrease results from the 54% decrease of net interest income arising from both our Box lending and, to a lesser extent, our Matched Book lending activities.  In the Box lending activities, we realized a $700 thousand decrease in net interest as average balances outstanding decreased significantly, partially offset by a slight increase in net interest spreads. In the Matched Book lending activities our net interest decreased by approximately $300 thousand resulting from a decrease in both our average balances outstanding as well as net interest spreads.

Index

Results of Operations – Proprietary Capital

The following table presents consolidated financial information for the Proprietary Capital segment for the periods indicated:

	Three months ended December 31,
	2012	% change	2011
	($ in thousands)
Revenues:
Interest	$811	437%	$151
Investment advisory fees	361	11%	325
Other	19,444	NM	(3)
Total revenues	20,616	NM	473

Interest expense	461	NM	—
Net revenues	20,155	NM	473

Non-interest expenses:
Compensation expense	1,036	136%	439
Other expenses	600	450%	109
Total non-interest expenses	1,636	199%	548
Income (loss) before taxes and including noncontrolling interests:	18,519	NM	(75)
Noncontrolling interests	12,799		(10)
Pre-tax income (loss) excluding noncontrolling interests	$5,720	NM	$(65)

The Proprietary Capital segment results are substantially determined by the valuations within Raymond James Capital Partners, L.P. (“Capital Partners”), Raymond James Employee Investment Funds I and II (the “EIF Funds”), and the valuations of our direct merchant banking investments and our investments in private equity funds (the “Third Party Private Funds”).  As a part of the Morgan Keegan acquisition, we acquired various direct and third party private equity and merchant banking investments, employee investment funds and private equity funds of Morgan Keegan (the “Morgan Keegan Private Equity Portfolio”) which have a fair value of $131 million, the portion of which is attributable to our ownership share is $65 million, as of December 31, 2012. Altogether, our holdings include various direct and third party private equity and merchant banking investments, as well as merchant banking investments, at fair value, which include a $27 million investment in an event photography business (the “Event Photography Company”), a $23 million indirect investment (through Capital Partners) in an allergy immunotherapy testing and treatment supply company (the “Allergy Company”), a $12 million investment in a manufacturer of crime investigation and forensic supplies (the “Forensic Company”), and a $3 million indirect investment in a company pursuing a new concept in the salon services market.

Quarter ended December 31, 2012 compared to the quarter ended December 31, 2011 – Proprietary Capital

Pre-tax income generated by this segment increased by approximately $6 million as compared to the prior year.  The increase is due to the positive performance of the investments during the current year.

In the current period, total revenues resulted primarily from $10 million of either distributions received, or valuation adjustments related to, a number of the Morgan Keegan Private Equity Portfolio investments, a $9 million dividend received from the Allergy Company, and interest, dividends or distributions received totaling approximately $1 million from other investments in the portfolio.

The increase in non-interest expenses of approximately $1 million results from increased incentive compensation expenses associated with the favorable performance of the investments both in the current period and the prior fiscal year, as well as certain sub-advisory expenses associated with the Morgan Keegan Private Equity Portfolio.

The portion of revenue attributable to noncontrolling interests is significant as approximately $7 million of the Allergy Company dividend, $5 million of the Morgan Keegan Private Equity Portfolio distributions received and valuation increases, and $1 million of the revenues associated with other investments, relate to the portion of those investments that we do not own.

In the comparable prior year period, there was no significant activity associated with the investments in our portfolio.

Index

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the periods indicated:

	Three months ended December 31,
	2012	% change	2011
	($ in thousands)
Revenues:
Interest income	$2,939	53%	$1,921
Other	2,365	220%	740
Total revenues	5,304	99%	2,661

Interest expense	19,614	106%	9,513
Net revenues	(14,310)	(109)%	(6,852)

Non-interest expenses:
Acquisition related expenses	17,382	NM	—
Other expense	6,470	(29)%	9,114
Total non-interest expenses	23,852	162%	9,114
Pre-tax loss	$(38,162)	(139)%	$(15,966)

This segment includes various corporate overhead costs, our acquisition and integration related expenses primarily associated with our April 2, 2012 acquisition of Morgan Keegan, and interest expense on our senior debt.

Quarter ended December 31, 2012 compared to the quarter ended December 31, 2011 – Other

Pre-tax loss generated by this segment increased by approximately $22 million, or 139%, as compared to the prior year.

Total revenues increased by nearly $3 million compared to the prior year primarily resulting from realized and unrealized gains in certain investments, an increase in distributions received from certain partnership investments, and a decrease in OTTI losses associated with our ARS portfolio as compared to the prior year. There were no OTTI losses arising from the ARS portfolio in the current period, the prior period included a $500 thousand OTTI loss.

Interest expense increased $10 million over the prior year.  The increase is primarily comprised of interest expense resulting from our March 2012 issuances of $350 million 6.9% senior notes and $250 million 5.625% senior notes, as well as interest expense associated with borrowings under certain credit agreements with Regions Bank (as more fully described in Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q). Both of the March 2012 debt offerings and the borrowings from Regions Bank were part of our acquisition financing activities and other transactions associated with the Morgan Keegan acquisition.

Acquisition related expenses, primarily associated with our acquisition of Morgan Keegan but also including certain expenses incurred in our acquisition of ClariVest, include expenses associated with our integration of Morgan Keegan’s operations into our own. These expenses include financial advisory fee expenses, severance related expenses, integration costs and other acquisition related expenses (see Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information).

Other expenses decreased $3 million in the current period primarily as a result of certain nonrecurring advertising expenses incurred in the prior year.

Index

Certain statistical disclosures by bank holding companies

As a financial holding company, we are required to provide certain statistical disclosures by bank holding companies pursuant to the Securities and Exchange Commission’s Industry Guide 3.  Certain of those disclosures are as follows for the periods indicated:

	For the three months ended December 31,
	2012	2011
RJF return on assets (1)	1.6%	1.5%
RJF return on equity (2)	10.3%	10.3%
RJF equity to assets (3)	15.3%	14.6%
RJF dividend payout ratio(4)	23.0%	24.5%

(1)
Computed as net income attributable to RJF for the period indicated, divided by average assets of RJF (the sum of total consolidated assets at the beginning and end of the period, divided by two) the product of which is then annualized.

(2)
Computed as net income attributable to RJF for the period indicated, divided by average equity attributable to RJF (the sum of total equity attributable to RJF at the beginning and end of the period, divided by two) the product of which is then annualized.

(3)
Computed as average equity attributable to RJF (the sum of total equity attributable to RJF at the beginning and end of the period, divided by two), divided by average assets of RJF (the sum of total consolidated assets at the beginning and end of the period, divided by two).

(4)	Computed as dividends declared per common share during the period as a percentage of diluted earnings per common share.

Refer to the RJ Bank section of this MD&A and the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for the other required disclosures.

Liquidity and Capital Resources

Liquidity is essential to our business.  The primary goal of our liquidity management activities is to ensure adequate funding to conduct our business over a range of market environments.

Senior management establishes our liquidity and capital policies. These policies include senior management’s review of short- and long-term cash flow forecasts, review of monthly capital expenditures, the monitoring of the availability of alternative sources of financing, and the daily monitoring of liquidity in our significant subsidiaries. Our decisions on the allocation of capital to our business units consider, among other factors, projected profitability and cash flow, risk and impact on future liquidity needs. Our treasury departments assist in evaluating, monitoring and controlling the impact that our business activities have on our financial condition, liquidity and capital structure as well as maintain our relationships with various lenders. The objectives of these policies are to support the successful execution of our business strategies while ensuring ongoing and sufficient liquidity.

Liquidity is provided primarily through our business operations and financing activities.  Financing activities could include bank borrowings, repurchase agreement transactions or additional capital raising activities under our “universal” shelf registration statement.

Cash provided by operating activities during the three months ended December 31, 2012 was $238 million. Operating cash generated by successful operating results over the period resulted in a $130 million increase in cash.  The increase in operating cash included an increase in brokerage client payables and other accounts payable of $959 million, largely the result of an increase in client cash deposits during the quarter. Partially offsetting this increase, assets segregated pursuant to regulations and other segregated assets increased $637 million due to the increase in brokerage client deposits. A decrease in brokerage client receivables resulted in $226 million of operating cash, largely resulting from a decrease in uncleared brokerage transactions as of December 31, 2012 as compared to September 30, 2012. We used $155 million in operating cash as the accrued compensation, commissions and benefits decreased partially resulting from the annual payment of certain incentive awards. A decrease in the stock loaned, net of stock borrowed balances resulted in a $130 million use of operating cash, due to a decrease in stock loan demand. The purchase and origination of loans held for sale resulted in the use of $75 million of operating cash. An increase in prepaid expenses and other assets resulted in a $47 million use of operating cash. An increase in trading instruments held used $28 million in operating cash. A greater increase in our securities purchased under agreements to resell than in our securities sold under agreements to repurchase used $8 million in operating cash. All other components of operating activities combined to net a $3 million increase in operating cash.

Index

Investing activities resulted in the use of $383 million of cash during the three months ended December 31, 2012.  The primary investing activity was the use of $387 million in cash to fund the increase in bank loans.  Additionally, we invested $19 million in fixed assets, and invested $4 million in private equity and other investments. Net of the cash acquired, we invested $6 million in the acquisition of a 45% interest in ClariVest. Partially offsetting the use of cash, we generated $35 million of cash from the available for sale securities maturations, repayments and redemptions, a portion thereof resulting from redemptions of certain ARS securities.

Financing activities provided $354 million of cash during the three months ended December 31, 2012.  Increases in RJ Bank customer deposits provided $347 million, while proceeds from short-term borrowings provided $132 million of cash. Partially offsetting the increases, $129 million of cash was used to repay a borrowing from Regions Bank, which was converted to a secured revolving credit facility.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities, should provide adequate funds for continuing operations at current levels of activity.

Sources of Liquidity

Approximately $581 million of our total December 31, 2012 cash and cash equivalents (a portion of which is invested on behalf of the parent company by RJ&A) was available to us without restrictions. Total cash and cash equivalents held were as follows:

Cash and cash equivalents:	December 31, 2012
(in thousands)
RJF	$255,672
RJ&A(1)	491,260
Morgan Keegan & Company, Inc.	329,622
RJ Bank	873,322
Other	237,831
Total cash and cash equivalents	$2,187,707

(1)	RJF has loaned $329 million to RJ&A as of December 31, 2012, which RJ&A has invested on behalf of RJF in cash and cash equivalents.

In addition to the liquidity on hand described above, we have other various potential sources of liquidity which are described below.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A, MK & Co., and RJ Bank.

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from customer transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit balances.  At December 31, 2012, RJ&A exceeded both the minimum regulatory and its financing covenants net capital requirements. At that date, RJ&A had excess net capital of approximately $261 million, of which approximately $63 million is available for dividend while still maintaining its internal target net capital ratio of 15% of aggregate debit items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without Financial Industry Regulatory Authority (“FINRA”) approval.

MK & Co. is also required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from customer transactions. At December 31, 2012, MK & Co. exceeded the minimum regulatory net capital requirements. At that date, MK & Co. had excess net capital of approximately $264 million, of which approximately $218 million is available for dividend while still maintaining its internal target net capital ratio of 15% of aggregate debit items. Limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval also apply to MK & Co.

Index

RJ Bank may pay dividends to the parent company without prior approval by its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted capital to risk-weighted assets ratios.  During the three months ended December 31, 2012, RJ Bank made $25 million in dividend payments to RJF.  RJ Bank had approximately $99 million of capital in excess of the amount it would need as of December 31, 2012 to maintain its desired total capital to risk-weighted assets ratio of 12%.

   Liquidity available to us from our subsidiaries, other than RJ&A, MK & Co., and RJ Bank, is relatively insignificant and in certain instances may be subject to regulatory requirements.

Borrowings and Financing Arrangements

The following table presents our domestic financing arrangements with third party lenders that we generally utilize to finance a portion of our fixed income securities trading instruments held, and the outstanding balances related thereto, as of December 31, 2012:

	Committed secured(1)		Uncommitted secured (1)(2)		Uncommitted unsecured (1)(2)		Total
	Financing amount	Outstanding balance	Financing amount	Outstanding balance	Financing amount	Outstanding balance	Financing amount	Outstanding balance
	($ in thousands)
RJ&A	$350,000	$110,000	$2,150,000	$267,937	$325,000	$—	$2,825,000	$377,937
MK & Co.	—	—	—	—	40,000	—	40,000	—
RJ Securities, Inc.(3)	97,500	5,000	—	—	—	—	97,500	5,000
RJF	—	—	—	—	100,000	—	100,000	—
Total	$447,500	$115,000	$2,150,000	$267,937	$465,000	$—	$3,062,500	$382,937
Total number of agreements	4		7		8		19

(1)	Our ability to borrow is dependent upon compliance with the conditions in the various committed loan agreements and collateral eligibility requirements.

(2)	Lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

(3)
RJ Securities, Inc. is the borrower under the “New Regions Credit Agreement,” see Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for discussion of the terms of this committed secured borrowing facility.

The committed domestic financing arrangements are in the form of either tri-party repurchase agreements or a secured line of credit.  The uncommitted domestic financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit.

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $13 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. There were no borrowings outstanding on any of these lines of credit as of December 31, 2012.

RJ Bank has $971 million in immediate credit available from the FHLB on December 31, 2012 and total available credit of 30% of total assets, with the pledge of additional collateral to the FHLB.

RJ Bank is eligible to participate in the Board of Governors of the Federal Reserve System’s (the “Fed”) discount-window program; however, RJ Bank does not view borrowings from the Fed as a primary means of funding.  The credit available in this program is subject to periodic review and may be terminated or reduced at the discretion of the Fed.

Index

From time to time we purchase short-term securities under agreements to resell (“Reverse Repurchase Agreements”) and sell securities under agreements to repurchase (“Repurchase Agreements”).  We account for each of these types of transactions as collateralized financings with the outstanding balances on the Repurchase Agreements included in securities sold under agreements to repurchase.  At December 31, 2012, collateralized financings outstanding in the amount of $373 million are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. Of this total, outstanding balances on the committed and uncommitted Repurchase Agreements (which are reflected in the table of domestic financing arrangements above) were $141 million and $110 million, respectively, as of December 31, 2012.  Such financings are generally collateralized by non-customer, RJ&A or MK & Co. owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 133% of the amount financed.

The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period end balances for Repurchase Agreements and Reverse Repurchase Agreements of RJF are as follows:

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended:	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
	(in thousands)
December 31, 2012	$377,775	$459,567	$373,290	$647,885	$753,041	$598,579
September 30, 2012	346,654	349,495	348,036	600,959	588,740	565,016
June 30, 2012	411,238	506,618	506,618	660,983	748,569	706,713
March 31, 2012	180,875	176,335	137,026	410,578	413,527	340,158
December 31, 2011	184,925	244,961	184,061	433,170	468,848	400,455

At December 31, 2012, in addition to the financing arrangements described above, we had corporate debt of $1.2 billion. The balance is comprised of $350 million outstanding on our 6.90% senior notes due 2042, $249 million outstanding on our 5.625% senior notes due 2024, $300 million outstanding on our 8.60% senior notes due August 2019, $250 million outstanding on our 4.25% senior notes due April 2016, $48 million outstanding on a mortgage loan for our home-office complex, and $3 million outstanding on term loan financing provided to RJES.

Our current senior long-term debt ratings are:

Rating Agency	Rating	Outlook
Standard & Poor’s (“S&P”)	BBB	Negative
Moody’s Investor Service (“Moody’s”)	Baa2	Stable

The S&P rating and outlook reflected above are as presented in their March, 2012 report.

The Moody’s rating and outlook reflected above are as presented in their April, 2012 report.

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

Index

Should our credit rating be downgraded prior to a public debt offering it is probable that we would have to offer a higher rate of interest to bond holders.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable.  The New Regions Credit Agreement includes, as an event of default, the failure of RJF as a guarantor of the repayment of the loan, to maintain an investment grade rating on its unsecured senior debt.  Otherwise, none of our credit agreements contain a condition or event of default related to our credit ratings.  A downgrade below investment grade could also result in the termination of certain derivative contracts and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions (see Note 14 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information). A credit downgrade could create a reputational issue and could also result in certain counterparties limiting their business with us, result in negative comments by analysts and potentially impact investor perception of us, and resultantly impact our stock price and/or our clients’ perception of us.

Other sources of liquidity

We own life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. The policies which we could readily borrow against have a cash surrender value of approximately $153 million as of December 31, 2012 and we are able to borrow up to 90%, or $137 million of the December 31, 2012 total, without restriction.  There are no borrowings outstanding against any of these policies as of December 31, 2012.

On May 24, 2012 we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune.

See the “contractual obligations, commitments and contingencies” section below for information regarding our commitments.

Potential impact of Morgan Keegan matters subject to indemnification by Regions on our liquidity

As more fully described in Note 3 on pages 118 - 121 of our 2012 Form 10-K, on January 11, 2012, RJF entered into a Stock Purchase Agreement (“SPA”) to acquire all of the issued and outstanding shares of Morgan Keegan from Regions Financial Corporation (“Regions”).  On April 2, 2012, we completed the purchase transaction. Under the terms of the SPA, in addition to customary indemnity for breaches of representations and warranties and covenants, the SPA also provides that Regions will indemnify RJF for losses incurred in connection with any litigation or similar matter related to pre-closing actions. As a result of these indemnifications, we do not anticipate the resolution of any pre-Closing Date Morgan Keegan litigation matters to negatively impact our liquidity (see Note 16 of the Notes to Condensed Consolidated Financial Statements, and Part II Item 1 - Legal Proceedings, in this Form 10-Q for further information regarding the indemnifications and the nature of the pre-Closing Date matters).

We are incurring acquisition and integration costs associated with the Morgan Keegan acquisition. We have estimated that approximately $40 million of such costs will be incurred in fiscal year 2013. Given that we incurred $17 million of costs in the three month period ending December 31, 2012, we estimate that an additional $23 million will be incurred over the remaining months of fiscal year 2013.

Statement of financial condition analysis

The assets on our condensed consolidated statement of financial condition consist primarily of cash and cash equivalents (a large portion of which is segregated for the benefit of customers), receivables including bank loans, financial instruments held for either trading purposes or as investments, and other assets.  A significant portion of our assets are liquid in nature, providing us with flexibility in financing our business.  Total assets of $22.3 billion at December 31, 2012 are approximately $1.1 billion, or 5%, greater than our total assets as of September 30, 2012.  The increase in total assets results primarily from a $637 million increase in segregated assets pursuant to federal regulations. This increase was prompted by an inflow of cash into client accounts during the three month period ended December 31, 2012 (refer to the related increase in payables to clients discussed in the following paragraph). Net bank loans receivable increased $468 million due to growth of RJ Bank’s net loan portfolio during the period. Cash and cash equivalents increased $208 million, refer to the discussion of the various sources and uses of cash during the period in the preceding liquidity and capital resources section of this MD&A.

Index

As of December 31, 2012, our liabilities of $18.5 billion were $1 billion, or 6% greater than our liabilities as of September 30, 2012. The increase in liabilities is primarily due to a $969 million increase in payables to clients, which resulted from an inflow of client cash during the quarter, perhaps in part a result of our clients’ U.S. fiscal cliff concerns. An increase in our borrowings on secured lines of credit of $132 million during the period were offset by a $129 million reduction in our corporate debt (refer to the discussion of the New Regions Credit Agreement in Notes 12 and 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q).

Contractual obligations, commitments and contingencies

On November 14, 2012, the outstanding balance of the initial Regions Credit Agreement was repaid, such agreement was terminated, and the New Regions Credit Agreement was executed. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding the New Regions Credit Agreement and Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for the maturations of our corporate debt outstanding as of December 31, 2012.

Other than the changes in the Regions Credit Agreement described above, as of December 31, 2012 there have been no material changes in our contractual obligations other than in the ordinary course of business since September 30, 2012. See Note 16 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, and the contractual obligations, commitments and contingencies section of Item 7, pages 67 - 68, of our 2012 Form 10-K, for additional information.

Regulatory

The following discussion should be read in conjunction with the Regulatory section on pages 68 - 69 of our 2012 Form 10-K.

RJ&A, MK & Co., RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of December 31, 2012.

RJ Ltd. was not in Early Warning Level 1 or Level 2 as of or during the three month period ended December 31, 2012.

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

As a financial holding company, RJF is subject to the oversight and periodic examination of the Fed. RJF is subject to regulatory reporting requirements which include the maintenance of certain risk-based regulatory capital levels that could impact various capital allocation decisions impacting one or more of our businesses.  However, due to our strong capital position, we do not anticipate these capital requirements will have any negative impact on our future business activities.

RJ Bank is subject to various regulatory and capital requirements administered by bank regulators. See the Item 1 Business, Regulation section on pages 10 - 13 of our 2012 Form 10-K for a discussion of the regulatory environment in which RJ Bank operates. Under the regulatory framework for prompt corrective action, RJ Bank met the requirements to be categorized as “well capitalized” as of December 31, 2012. One of RJ Bank’s U.S. subsidiaries is an agreement corporation and is subject to regulation by the Fed. As of December 31, 2012, this RJ Bank subsidiary met the capital adequacy guideline requirements.

The Dodd-Frank Act has the potential to impact certain of our current business operations, including, but not limited to, its impact on RJ Bank which is discussed in the Item 1 Business, Regulation section in our 2012 Form 10-K referred to above.  Because of the nature of our business and our business practices, we do not expect the Dodd-Frank Act to have a significant impact on our operations as a whole. However, because many of the implementing regulations will result from further studies by various regulatory agencies, the specific impact on each of our businesses is uncertain.

See Note 19 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on regulatory and capital requirements.

Index

Critical accounting estimates

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). For a full description of these and other accounting policies, see Note 2 of the Notes to the Consolidated Financial Statements on pages 100 - 117 of our 2012 Form 10-K, as well as Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q. We believe that of our significant accounting estimates, those described below involve a high degree of judgment and complexity. These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the condensed consolidated financial statements. Therefore, understanding these critical accounting estimates is important in understanding the reported results of our operations and our financial position.

Valuation of financial instruments, investments and other assets

The use of fair value to measure financial instruments, with related gains or losses recognized in our Condensed Consolidated Statements of Income and Comprehensive Income, is fundamental to our financial statements and our risk management processes. See Note 2 pages 101 - 107 of our 2012 Form 10-K for a discussion of our fair value accounting policies regarding financial instruments owned and financial instruments sold but not yet purchased. Since September 30, 2012, we have not implemented any material changes in the accounting policies described therein during the period covered by this report.

“Trading instruments” and “available for sale securities” are reflected in the Condensed Consolidated Statements of Financial Condition at fair value or amounts that approximate fair value. Unrealized gains and losses related to these financial instruments are reflected in our net income or our other comprehensive income, depending on the underlying purpose of the instrument.

As of December 31, 2012, 12% of our total assets and 3% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $579 million as of December 31, 2012 and represent 22% of our assets measured at fair value. Our private equity investments comprise $330 million, or 57%, and our ARS positions comprise $238 million, or 41%, of the Level 3 assets as of December 31, 2012.  Level 3 assets represent 15.2% of total equity as of December 31, 2012.

Financial instruments which are liabilities categorized as Level 3 amount to $98 thousand as of December 31, 2012 and represent less than 1% of liabilities measured at fair value.

See Notes 5, 6, 7 and 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our financial instruments.

Goodwill

Goodwill involves the application of significant management judgment. For a discussion of the judgments involved in testing goodwill for impairment, see the Goodwill section in Item 7 on page 74 of our 2012 Form 10-K.

We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  No events have occurred during the three months ended December 31, 2012 that would cause us to update our analysis since the date of our most recent annual impairment testing.

Loss provisions

Refer to the discussion of loss provisions in Item 7 on pages 74 -75 of our 2012 Form 10-K.

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information.

Index

At December 31, 2012, the amortized cost of all RJ Bank loans was $8.6 billion and an allowance for loan losses of $148 million was recorded against that balance. The total allowance for loan losses is equal to 1.72% of the amortized cost of the loan portfolio.

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

Income taxes

For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see the income taxes section of Item 7 on page 76 of our 2012 Form 10-K.

Effects of recently issued accounting standards, and accounting standards not yet adopted

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance amending the existing pronouncement regarding the presentation of comprehensive income.  This new guidance reduces the alternatives for the presentation of the components of other comprehensive income.  Specifically, it eliminates the alternative of presenting them as part of the Statement of Changes in Shareholders’ Equity.  This new guidance is effective for fiscal years, and interim periods within those years, beginning December 15, 2011; however, early adoption is permitted.  In December 2011, the FASB indefinitely deferred the effective date for certain provisions within this new guidance, specifically, those provisions which require the presentation of reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.  We currently present the components of other comprehensive income within our Consolidated Statements of Income and Comprehensive Income and, therefore, the adoption of this new guidance does not impact us.

In December 2011, the FASB issued new guidance amending the existing pronouncement by requiring additional disclosures regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments.  Specifically, this new guidance will require additional information about financial instruments and derivative instruments that are either; 1) offset or 2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are currently offset.  The additional disclosure is intended to provide greater transparency on the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments within the scope of this amendment.  In January 2013, the FASB issued further guidance on this topic, clarifying that the scope of this new guidance applies to derivatives, repurchase agreements, reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This new guidance, inclusive of the January 2013 clarification, is first effective for our financial report covering the quarter ended December 31, 2013.  We are currently evaluating the impact the adoption of this new guidance will have on our presentation of assets and liabilities within our consolidated statements of financial condition.

In February 2013, the FASB issued new guidance intended to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). The new guidance requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This new guidance is effective for our financial report covering the quarter ended March 31, 2013. This new guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements, therefore, this new guidance will only impact the nature of certain AOCI disclosures in our consolidated financial statements.

Off-Balance Sheet arrangements

For information regarding our off-balance sheet arrangements, see Note 20 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, and Note 26 pages 179 - 180 of the Notes to Consolidated Financial Statements in our 2012 Form 10-K.

Index

Effects of inflation

For information regarding the effects of inflation on our business, see the Effects of Inflation section of Item 7 on page 77 of our 2012 Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

For a description of our risk management policies, including a discussion of our primary market risk exposures, which include interest rate risk and equity price risk, as well as a discussion of our foreign exchange risk, credit risk including a discussion of our loan underwriting policies and risk monitoring processes applicable to RJ Bank, liquidity risk, operational risk, and regulatory and legal risk and a discussion of how these exposures are managed, refer to Item 7A pages 77 - 91 in our 2012 Form 10-K.

Market risk

Market risk is our risk of loss resulting from changes in interest rates and security prices. We have exposure to market risk primarily through our broker-dealer and banking operations. See pages 77 - 78 of our 2012 Form 10-K for discussion of how we manage our market risk.

See Notes 5 and 6 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the fair value of trading inventories associated with our broker-dealer client facilitation, market-making and proprietary trading activities in addition to RJ Bank’s securitizations. See Note 7 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the fair value of available for sale securities.

Interest rate risk

We are exposed to interest rate risk as a result of our trading inventories (primarily comprised of fixed income instruments) in our capital markets segment, as well as our RJ Bank operations. See pages 78 - 81 of our 2012 Form 10-K for discussion of how we manage our interest rate risk.

Trading activities

We monitor, on a daily basis, the Value-at-Risk (“VaR”) for all of our trading portfolios. VaR is an appropriate statistical technique for estimating potential losses in trading portfolios due to typical adverse market movements over a specified time horizon with a suitable confidence level.

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

We have chosen the historical period of twelve months to be representative of the current interest rate and equity markets.  We utilize stress testing to complement our VaR analysis so as to measure risk under historical and hypothetical adverse scenarios.  VaR results are indicative of relatively recent changes in general interest rates and equity markets and are not designed to capture historical stress periods beyond the twelve month historical period. Back testing procedures performed include comparing projected VaR results to our daily trading losses.  We then verify that the number of times that daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three month period ended December 31, 2012, the reported daily loss in our trading portfolios did not exceed the predicted VaR on any trading day.

Should markets suddenly become more volatile, actual trading losses may exceed VaR results presented on a single day and might accumulate over a longer time horizon, such as a number of consecutive trading days. Accordingly, management employs additional controls including position limits, a daily review of trading results, review of the status of aged inventory, independent controls on pricing, monitoring of concentration risk, and review of issuer ratings, as well as stress testing. During volatile markets we may choose to pare our trading inventories to reduce risk.

Index

The following table sets forth the high, low, and daily average VaR for all of our trading portfolios, including fixed income, equity, and derivative instruments, as of the period and dates indicated:

	Three months ended December 31, 2012			VaR at
	High	Low	Daily Average	December 31, 2012	September 30, 2012
	($ in thousands)
Daily VaR	$2,794	$957	$1,717	$2,092	$1,164

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

Banking operations

RJ Bank maintains an earning asset portfolio that is comprised of C&I, commercial and residential real estate, and consumer loans, as well as MBS, CMOs, Small Business Administration (“SBA”) loan securitizations, deposits at other banks and other investments.  Those earning assets are funded by RJ Bank’s obligations to customers (i.e. customer deposits).  Based on its current earning asset portfolio, RJ Bank is subject to interest rate risk.  The current economic environment has led to an extended period of low market interest rates.  As a result, the majority of RJ Bank’s adjustable rate assets and liabilities have experienced a reduction in interest rate yields and costs that reflect these very low market interest rates.  During the current period, RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the economic value of equity, both in a range of interest rate scenarios.

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity are described on pages 79 - 81 of our 2012 Form 10-K. There were no material changes to these methods during the three month period ended December 31, 2012.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own internal asset/liability model:

Instantaneous changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)
+300	$384,075	4.56%
+200	$390,012	6.17%
+100	$392,333	6.81%
0	$367,335	—
-100	$355,105	(3.33)%

Index

The following table presents the amount of RJ Bank’s interest-earning assets and interest-bearing liabilities expected to reprice, prepay or mature in each of the indicated periods at December 31, 2012:

	Repricing opportunities
	0 - 6 months	7 - 12 months	1 - 5 years	5 or more years
	(in thousands)
Interest-earning assets:
Loans	$7,586,922	$486,539	$392,955	$207,635
Available for sale securities	243,034	38,765	151,054	56,039
Other investments	955,922	—	—	—
Total interest-earning assets	8,785,878	525,304	544,009	263,674
Interest-bearing liabilities:
Transaction and savings accounts	8,621,246	—	—	—
Certificates of deposit	27,198	30,696	254,387	—
Total interest-bearing liabilities	8,648,444	30,696	254,387	—
Gap	137,434	494,608	289,622	263,674
Cumulative gap	$137,434	$632,042	$921,664	$1,185,338

The following table shows the contractual maturities of RJ Bank’s loan portfolio at December 31, 2012, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One year or less	>One year – five years	> 5 years	Total
	(in thousands)
Loans held for sale	$—	$496	$206,261	$206,757
Loans held for investment:
C&I loans	84,135	3,643,667	1,499,340	5,227,142
CRE construction loans	—	32,505	25,067	57,572
CRE loans	246,294	652,114	151,453	1,049,861
Residential mortgage loans	2,175	21,113	1,670,229	1,693,517
Consumer loans	378,900	35,111	58	414,069
Total loans held for investment	711,504	4,384,510	3,346,147	8,442,161
Total loans	$711,504	$4,385,006	$3,552,408	$8,648,918

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2012:

	Interest rate type
	Fixed	Adjustable		Total(1)
	(in thousands)
Loans held for sale	$24,216	$182,541		$206,757
Loans held for investment:
C&I loans	3,303	5,139,704		5,143,007
CRE construction loans	—	57,572		57,572
CRE loans	40,750	762,817		803,567
Residential mortgage loans	228,049	1,463,293	(2)	1,691,342
Consumer loans	58	35,111		35,169
Total loans held for investment	272,160	7,458,497		7,730,657
Total loans	$296,376	$7,641,038		$7,937,414

(1)	Excludes any net unearned income and deferred expenses.

(2)	See the discussion within the “Risk Monitoring process” section of Item 3 in this Form 10-Q, for additional information regarding RJ Bank’s interest-only loan portfolio and related repricing schedule.

Index

Equity price risk

We are exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A and RJ Ltd. RJ&A’s broker-dealer activities are primarily client-driven, with the objective of meeting clients’ needs while earning a trading profit to compensate for the risk associated with carrying inventory.  RJ Ltd. has a proprietary trading business; the average aggregate inventory held for proprietary trading by RJ Ltd. during the three months ended December 31, 2012 was $9 million in Canadian currency (“CDN”).  We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.

Foreign exchange risk

We are subject to foreign exchange risk due to: financial instruments denominated in U.S. dollars predominantly held by RJ Ltd., whose functional currency is the Canadian dollar, which may be impacted by fluctuation in foreign exchange rates; certain loans held by RJ Bank denominated in Canadian currency; and our investments in foreign subsidiaries.

In order to mitigate its portion of this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of December 31, 2012, RJ Ltd. held forward contracts to buy U.S. dollars totaling CDN $5 million, and forward contracts to sell U.S. dollars of an insignificant amount. In addition, RJ Bank’s U.S. subsidiaries hedge the foreign exchange risk related to their net investment in a Canadian subsidiary utilizing short-term, forward foreign exchange contracts.  These derivative agreements are accounted for as net investment hedges in the Condensed Consolidated Financial Statements.  See Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information regarding these derivative contracts.

Credit risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction, and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities. See further discussion of our credit risk on pages 82- 90 in our 2012 Form 10-K.

RJ Bank has substantial corporate and residential mortgage loan portfolios.  A significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector or sectors where RJ Bank has a concentration could result in large provisions for loan losses and/or charge-offs.

Several factors were taken into consideration in evaluating the allowance for loan losses at December 31, 2012, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. RJ Bank further stratified the performing residential loan portfolio based upon updated LTV estimates with higher reserve percentages allocated to the higher LTV loans. Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate. There was no material change in RJ Bank’s methodology for determining the allowance for loan losses during the three month period ended December 31, 2012.

Index

Changes in the allowance for loan losses of RJ Bank are as follows:

	Three months ended December 31,
	2012	2011
	($ in thousands)
Allowance for loan losses, beginning of year	$147,541	$145,744
Provision for loan losses	2,923	7,456
Charge-offs:
C&I loans	(90)	(3,149)
Residential mortgage loans	(3,208)	(3,257)
Consumer	—	(38)
Total charge-offs	(3,298)	(6,444)
Recoveries:
CRE loans	544	430
Residential mortgage loans	369	312
Consumer	5	5
Total recoveries	918	747
Net charge-offs	(2,380)	(5,697)
Foreign exchange translation adjustment	(63)	—
Allowance for loan losses, end of period	$148,021	$147,503

Allowance for loan losses to total bank loans outstanding	1.72%	2.06%

The primary factor influencing the provision for loan losses during the period was the positive impact of improved economic conditions as compared to the prior year period, which led to stronger credit characteristics of certain corporate criticized loans, higher LTV ratios in the residential mortgage loan portfolio, and a significant reduction in delinquent loans.

The following table presents net loan charge-offs and the percentage of net loan charge-offs to the average outstanding loan balances by loan portfolio segment:

	Three months ended December 31,
	2012		2011
	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$(90)	0.01%	$(3,149)	0.29%
CRE loans	544	0.23%	430	0.23%
Residential mortgage loans	(2,839)	0.67%	(2,945)	0.67%
Consumer loans	5	0.01%	(33)	1.74%
Total	$(2,380)	0.11%	$(5,697)	0.33%

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. The 58% decline in net charge-offs compared to the prior year quarter was primarily attributable to improved credit quality in the C&I loan portfolio.

Index

The table below presents nonperforming loans and total allowance for loan losses:

	December 31, 2012		September 30, 2012
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	(in thousands)
Loans held for investment:
C&I loans	$18,995	$(96,010)	$19,517	$(92,409)
CRE construction loans	—	(874)	—	(739)
CRE loans	8,168	(27,232)	8,404	(27,546)
Residential mortgage loans	83,464	(23,073)	78,739	(26,138)
Consumer loans	—	(832)	—	(709)
Total	$110,627	$(148,021)	$106,660	$(147,541)

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans increased 4% during the three month period ended December 31, 2012.  This increase was primarily due to a $4.7 million increase in nonperforming residential mortgage loans, offset by a $522 thousand reduction in nonperforming C&I loans and a $236 thousand reduction in nonperforming CRE loans.  Included in nonperforming residential mortgage loans are $69.6 million in loans for which $41.7 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance.

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described on pages 86 - 87 of our 2012 Form 10-K. There was no material change in RJ Bank’s underwriting policies during the three month period ended December 31, 2012.

Risk monitoring process

The credit risk strategy component of ongoing risk monitoring and review processes at RJ Bank for all residential, consumer and corporate credit exposures are discussed on pages 87 - 90 of our 2012 Form 10-K. There were no material changes to those processes and policies during the three month period ended December 31, 2012.

Residential mortgage and consumer loans

We track and review many factors to monitor credit risk in RJ Bank’s residential and consumer loan portfolios. The qualitative factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, borrower credit scores, occupancy (i.e., owner occupied, second home or investment property), level of documentation, loan purpose, geographic concentrations, average loan size, and loan policy exceptions. These qualitative measures, while considered and reviewed in establishing the allowance for loan losses, have generally not resulted in any quantitative adjustments to RJ Bank’s historical loss rates. In addition to historical loss rates, one other quantitative factor utilized for the performing residential mortgage loan portfolio was updated LTV ratios.

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

RJ Bank estimates the residential mortgage loans with updated LTVs between 100% and 120% represent 14% of the residential mortgage loan portfolio and residential mortgage loans with updated LTVs in excess of 120% represent 5% of the residential mortgage loan portfolio. The current average estimated LTV is approximately 73% for the total residential mortgage loan portfolio. Credit risk management utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage loan portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

Index

Residential mortgage loan delinquency levels continue to be elevated by historical standards at RJ Bank due to general economic conditions and the relatively high level of unemployment. Consistent with prior periods, our consumer loan portfolio has not experienced high levels of delinquencies to date.  At December 31, 2012 there were no delinquent consumer loans.

At December 31, 2012, loans over 30 days delinquent (including nonperforming loans) increased slightly to 3.58% of residential mortgage loans outstanding, compared to 3.55% over 30 days delinquent at September 30, 2012.  Additionally, our December 31, 2012 percentage compares favorably to the national average for over 30 day delinquencies of 10.6% as most recently reported by the Fed.

The following table presents a summary of delinquent residential mortgage loans:

	Delinquent residential loans (amount)			Delinquent residential loans as a percentage of outstanding loan balances
	30-89 days	90 days or more	Total(1)	30-89 days	90 days or more	Total(1)
	($ in thousands)
December 31, 2012
Residential Mortgage Loans:
First mortgage loans	$10,329	$49,928	$60,257	0.62%	2.99%	3.61%
Home equity loans/lines	88	327	415	0.37%	1.36%	1.73%
Total residential mortgage loans	$10,417	$50,255	$60,672	0.61%	2.97%	3.58%

September 30, 2012
Residential Mortgage Loans:
First mortgage loans	$10,276	$49,476	$59,752	0.62%	2.97%	3.58%
Home equity loans/lines	338	—	338	1.33%	—%	1.33%
Total residential mortgage loans	$10,614	$49,476	$60,090	0.63%	2.92%	3.55%

(1)	Comprised of loans which are two or more payments past due as well as loans in process of foreclosure.

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. See page 89 of our 2012 Form 10-K for a discussion of these processes. There have been no material changes to these processes during the three months ended December 31, 2012.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

December 31, 2012		September 30, 2012
($ outstanding as a % of RJ Bank total assets)
2.7%	FL	2.8%	CA (1)
2.6%	CA (1)	2.7%	FL
1.4%	NY	1.5%	NY
0.8%	NJ	0.9%	NJ
0.7%	VA	0.7%	VA

(1)
The concentration ratio for the state of California excludes 1.7% for December 31, 2012 and 1.8% for September 30, 2012 for loans purchased from a large investment grade institution that have full repurchase recourse for any delinquent loans.

Index

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At December 31, 2012 and September 30, 2012, these loans totaled $414 million and $428 million, respectively, or approximately 25% and 30% of the residential mortgage portfolio, respectively.  At December 31, 2012, the balance of amortizing, former interest-only, loans totaled $437.8 million.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at December 31, 2012, begins amortizing is 3.25 years.  In the current interest rate environment, a large percentage of these loans were projected to adjust to a payment lower than the current payment. The outstanding balance of loans that were interest-only at origination and based on their contractual terms are scheduled to reprice are as follows:

December 31, 2012
(in thousands)
One year or less	$252,078
Over one year through two years	64,170
Over two years through three years	20,734
Over three years through four years	7,885
Over four years through five years	28,694
Over five years	40,065
Total outstanding residential interest-only loan balance	$413,626

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	December 31, 2012	September 30, 2012
Residential first mortgage loan weighted-average LTV/FICO (1)	66%/753	66%/753

(1)	At origination. Small group of local loans representing less than 1% of residential portfolio excluded.

Corporate loans

Credit risk in RJ Bank’s corporate loan portfolio is monitored on an individual loan basis, see page 90 of our 2012 Form 10-K for a discussion of our monitoring processes. There have been no material changes in these processes during the three month period ended December 31, 2012.

At December 31, 2012, other than loans classified as nonperforming, there was one government-guaranteed loan totaling $186 thousand that was delinquent greater than 30 days.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

December 31, 2012		September 30, 2012
($ outstanding as a % of RJ Bank total assets)
4.0%	Business systems and services	4.1%	Business systems and services
3.5%	Media communications	3.2%	Pharmaceuticals
3.1%	Retail real estate	3.1%	Media communications
3.0%	Pharmaceuticals	2.9%	Consumer products and services
2.9%	Consumer products and services	2.8%	Retail real estate

Liquidity risk

See the section entitled “Liquidity and capital resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Index

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes. See page 90 of our 2012 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes. There have been no material changes in such processes during the three month period ended December 31, 2012.

Regulatory and legal risk

Our regulatory and legal risks are described on page 91 of our 2012 Form 10-K. There have been no material changes in our risk mitigation processes during the three month period ended December 31, 2012.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

Item 1.	LEGAL PROCEEDINGS

The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal Proceedings” on page 30 - 31 of our 2012 Form 10-K.

Pre-Closing Date Morgan Keegan matters (all of which are subject to indemnification by Regions)

Certain of the Morgan Keegan entities, along with Regions, have been named in class-action lawsuits filed in federal and state courts on behalf of shareholders of Regions and investors who purchased shares of certain mutual funds in the Regions Morgan Keegan Fund complex (the “Regions Funds”). The Regions Funds were formerly managed by Morgan Asset Management (“MAM”), an entity which was at one time a subsidiary of one of the Morgan Keegan affiliates, but an entity which was not part of our Morgan Keegan acquisition (see further information regarding the Morgan Keegan acquisition in Note 3 of the Notes to Consolidated Financial Statements on pages 118 - 121 of our 2012 Form 10-K). The complaints contain various allegations, including claims that the Regions Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. In January 2013, the United States District Court for the Western District of Tennessee preliminarily approved the settlement of the class action and the derivative action regarding the closed end funds for $62 million and $6 million, respectively. No other class has been certified. Certain of the shareholders in the Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class action lawsuits.

In March 2009, MK & Co. received a Wells Notice from the SEC’s Atlanta Regional Office related to ARS indicating that the SEC staff intended to recommend that the SEC take civil action against the firm. On July 21, 2009, the SEC filed a complaint in the United States District Court for the Northern District of Georgia (the “Court”) against MK & Co. alleging violations of the federal securities laws in connection with ARS that MK & Co. underwrote, marketed and sold. On June 28, 2011, the Court granted MK & Co.’s Motion for Summary Judgment, dismissing the case brought by the SEC. On May 2, 2012, the United States Court of Appeals for the Eleventh Circuit reversed the Court’s decision and remanded the case. A bench trial was held the week of November 26, 2012, but a verdict has not been rendered. Beginning in February 2009, MK & Co. commenced a voluntary program to repurchase ARS that it underwrote and sold to MK & Co. customers, and extended that repurchase program on October 1, 2009, to include certain ARS that were sold by MK & Co. to its customers but were underwritten by other firms. On July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to MK & Co. arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires MK & Co. to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties.

Indemnification from Regions

As more fully described in Note 3 of the Notes to the Consolidated Financial Statements on pages 118 - 121 of our 2012 Form 10-K, the stock purchase agreement provides that Regions will indemnify RJF for losses incurred in connection with any legal proceedings pending as of the closing date or commenced after the closing date related to pre-closing matters. All of the pre-Closing Date Morgan Keegan matters described above are subject to such indemnification provisions. See Note 16 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding Morgan Keegan’s pre-Closing Date legal matter contingencies.

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

Index

ITEM 1A. RISK FACTORS

See Item 1A: Risk Factors, on pages 15 - 29 of our 2012 Form 10-K for a discussion of risk factors that impact our operations and financial results.  There have been no material changes in the risk factors as discussed therein.

ITEM 2.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents information on our purchases of our own stock, on a monthly basis, for the three month period ended December 31, 2012:

	Number of shares purchased (1)	Average price per share
October 1, 2012 – October 31, 2012	48	$36.73
November 1, 2012 – November 30, 2012	37,482	36.78
December 1, 2012 – December 31, 2012	183,115	37.63
First quarter	220,645	$37.48

(1)
We purchase our own stock in conjunction with a number of activities, each of which are described below.  We do not have a formal stock repurchase plan. As of December 31, 2012, there is $32.5 million remaining on the current authorization of our Board of Directors for open market share repurchases.

From time to time, our Board of Directors has authorized specific dollar amounts for repurchases at the discretion of our Board’s Securities Repurchase Committee. The decision to repurchase securities is subject to cash availability and other factors. Historically we have considered such purchases when the price of our stock approaches 1.5 times book value.  We did not purchase any of our shares in open market transactions during the three months ended December 31, 2012.

Share purchases for the trust fund that was established and funded to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiary (see Note 2 of the Notes to Consolidated Financial Statements on page 115 of our 2012 Form 10-K, and Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, for more information on this trust fund) amounted to 125,700 shares for a total of $4.7 million, for the three month period ended December 31, 2012.

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  During the three months ended December 31, 2012, there were 94,945 shares surrendered to us by employees for a total of $3.5 million as payment for option exercises or withholding taxes.

We expect to continue paying cash dividends. However, the payment and rate of dividends on our common stock is subject to several factors including operating results, our financial requirements, regulatory capital restrictions applicable to RJF, and the availability of funds from our subsidiaries, including the broker-dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, FINRA and the Investment Industry Regulatory Organization of Canada (“IIROC”) as well as net capital covenants in their credit agreements, and RJ Bank, which may be subject to restrictions by federal banking agencies. Such restrictions have not previously limited our dividend payments. (See Note 19 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information on regulatory capital levels of RJF, RJ Bank and our significant broker-dealer subsidiaries.)

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 5.	OTHER INFORMATION

None.

Index

Item 6.	EXHIBITS

10.20.8	*	Form of Restricted Stock Unit Agreement for Performance Based Restricted Stock Unit Award under 2012 Stock Incentive Plan, filed herewith.

10.24	*	Raymond James Financial, Inc. Voluntary Deferred Compensation Plan effective January 1, 2013, including the related Non-Qualified Deferred Compensation Plan Summary, filed herewith.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: February 8, 2013	/s/ Paul C. Reilly
Paul C. Reilly
Chief Executive Officer

Date: February 8, 2013	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance
Chief Financial Officer and Treasurer