Form 10-Q
period 2013-03-31
RAYMOND JAMES FINANCIAL INC
filed 2013-05-09
CIK 720005

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

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

139,645,677 shares of common stock as of May 6, 2013

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Form 10-Q for the quarter ended March 31, 2013

Index

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2013	September 30, 2012
	(in thousands)
Assets:
Cash and cash equivalents	$2,174,149	$1,980,020
Assets segregated pursuant to regulations and other segregated assets	3,635,430	2,784,199
Securities purchased under agreements to resell and other collateralized financings	623,966	565,016
Financial instruments, at fair value:
Trading instruments	827,629	804,272
Available for sale securities	755,620	733,874
Private equity investments	397,715	336,927
Other investments	282,206	310,806
Derivative instruments associated with offsetting matched book positions	375,545	458,265
Receivables:
Brokerage clients, net	2,074,469	2,067,117
Stock borrowed	146,081	200,160
Bank loans, net	8,416,245	7,991,512
Brokers-dealers and clearing organizations	304,847	225,306
Loans to financial advisors, net	424,690	445,497
Other	454,691	427,641
Deposits with clearing organizations	108,990	163,848
Prepaid expenses and other assets	671,134	605,566
Investments in real estate partnerships held by consolidated variable interest entities	282,465	299,611
Property and equipment, net	248,849	231,195
Deferred income taxes, net	165,550	168,187
Goodwill and identifiable intangible assets, net	364,874	361,246
Total assets	$22,735,145	$21,160,265

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(continued from previous page)

	March 31, 2013	September 30, 2012
	($ in thousands)
Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$298,577	$232,436
Securities sold under agreements to repurchase	397,712	348,036
Derivative instruments associated with offsetting matched book positions, at fair value	375,545	458,265
Payables:
Brokerage clients	5,424,415	4,584,656
Stock loaned	300,988	423,519
Bank deposits	9,074,351	8,599,713
Brokers-dealers and clearing organizations	143,128	103,164
Trade and other	735,469	628,734
Other borrowings	180,000	—
Accrued compensation, commissions and benefits	621,397	690,654
Loans payable of consolidated variable interest entities	72,420	81,713
Corporate debt	1,199,259	1,329,093
Total liabilities	18,823,261	17,479,983
Commitments and contingencies (see Note 16)
Equity
Preferred stock; $.10 par value; authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Common stock; $.01 par value; authorized 350,000,000 shares; issued 144,192,015 at March 31, 2013 and 142,853,667 at September 30, 2012	1,424	1,404
Additional paid-in capital	1,104,358	1,030,288
Retained earnings	2,472,960	2,346,563
Treasury stock, at cost; 5,114,462 common shares at March 31, 2013 and 5,117,049 common shares at September 30, 2012	(122,500)	(118,762)
Accumulated other comprehensive income	14,514	9,447
Total equity attributable to Raymond James Financial, Inc.	3,470,756	3,268,940
Noncontrolling interests	441,128	411,342
Total equity	3,911,884	3,680,282
Total liabilities and equity	$22,735,145	$21,160,265

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$764,989	$558,527	$1,503,573	$1,069,861
Investment banking	50,255	57,954	135,125	97,290
Investment advisory fees	65,503	54,269	127,573	107,774
Interest	118,032	108,852	241,158	210,948
Account and service fees	88,400	75,855	176,851	149,865
Net trading profits	8,128	12,979	17,467	22,322
Other	74,991	21,417	106,060	30,610
Total revenues	1,170,298	889,853	2,307,807	1,688,670
Interest expense	27,203	17,916	55,224	33,956
Net revenues	1,143,095	871,937	2,252,583	1,654,714
Non-interest expenses:
Compensation, commissions and benefits	763,047	596,891	1,525,595	1,138,513
Communications and information processing	65,018	43,741	125,384	81,308
Occupancy and equipment costs	38,694	27,231	78,172	53,168
Clearance and floor brokerage	11,405	9,070	21,573	16,524
Business development	31,488	27,382	62,117	55,221
Investment sub-advisory fees	8,410	7,143	16,460	13,705
Bank loan loss provision	3,737	5,154	6,660	12,610
Acquisition related expenses	20,922	19,604	38,304	19,604
Other	41,071	27,819	71,848	51,511
Total non-interest expenses	983,792	764,035	1,946,113	1,442,164
Income including noncontrolling interests and before provision for income taxes	159,303	107,902	306,470	212,550
Provision for income taxes	51,057	42,628	104,330	86,154
Net income including noncontrolling interests	108,246	65,274	202,140	126,396
Net income (loss) attributable to noncontrolling interests	28,286	(3,595)	36,306	(9,798)
Net income attributable to Raymond James Financial, Inc.	$79,960	$68,869	$165,834	$136,194

Net income per common share – basic	$0.57	$0.52	$1.19	$1.05
Net income per common share – diluted	$0.56	$0.52	$1.17	$1.05
Weighted-average common shares outstanding – basic	137,817	129,353	137,156	126,201
Weighted-average common and common equivalent shares outstanding – diluted	140,722	130,644	139,669	126,989

Net income attributable to Raymond James Financial, Inc.	$79,960	$68,869	$165,834	$136,194
Other comprehensive income, net of tax:(1)
Change in unrealized losses on available for sale securities and non-credit portion of other-than-temporary impairment losses	3,606	11,236	13,744	5,575
Change in currency translations and net investment hedges	(4,991)	2,525	(8,677)	7,345
Total comprehensive income	$78,575	$82,630	$170,901	$149,114

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$3,364	$10,853	$6,718	$6,666
Portion of recoveries recognized in other comprehensive income (before taxes)	(3,364)	(12,190)	(7,103)	(10,099)
Net impairment losses recognized in other revenue	$—	$(1,337)	$(385)	$(3,433)

(1)
The components of other comprehensive income, net of tax, are attributable to Raymond James Financial, Inc.  None of the components of other comprehensive income are attributable to noncontrolling interests.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six months ended March 31,
	2013	2012
	(in thousands, except per share amounts)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,404	$1,271
Issuances of shares, registered public offering	—	111	(1)
Other issuances	20	14
Balance, end of period	1,424	1,396

Additional paid-in capital:
Balance, beginning of year	1,030,288	565,135
Issuances of shares, registered public offering	—	362,121	(1)
Employee stock purchases	8,936	5,567
Exercise of stock options and vesting of restricted stock units, net of forfeitures	30,989	11,783
Restricted stock, stock option and restricted stock unit expense	31,460	28,426
Excess tax benefit from share-based payments	2,512	1,640
Other	173	221
Balance, end of period	1,104,358	974,893

Retained earnings:
Balance, beginning of year	2,346,563	2,125,818
Net income attributable to Raymond James Financial, Inc.	165,834	136,194
Cash dividends declared	(39,027)	(34,318)
Other	(410)	(4,837)
Balance, end of period	2,472,960	2,222,857

Treasury stock:
Balance, beginning of year	(118,762)	(95,000)
Purchases/surrenders	(7,841)	(18,900)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	4,103	(708)
Balance, end of period	(122,500)	(114,608)

Accumulated other comprehensive income:(2)
Balance, beginning of year	9,447	(9,605)
Net change in unrealized losses on available for sale securities and non-credit portion of other-than-temporary impairment losses, net of tax	13,744	5,575
Net change in currency translations and net investment hedges, net of tax	(8,677)	7,345
Balance, end of period	14,514	3,315
Total equity attributable to Raymond James Financial, Inc.	$3,470,756	$3,087,853

Noncontrolling interests:
Balance, beginning of year	$411,342	$324,226
Net income (loss) attributable to noncontrolling interests	36,306	(9,798)
Capital contributions	14,767	27,383
Distributions	(34,627)	(3,539)
Consolidation of acquired entity (3)	7,592	—
Other	5,748	(10,254)
Balance, end of period	441,128	328,018
Total equity	$3,911,884	$3,415,871

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

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$165,834	$136,194
Net income (loss) attributable to noncontrolling interests	36,306	(9,798)
Net income including noncontrolling interests	202,140	126,396

Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	33,011	20,053
Deferred income taxes	(196)	(10,033)
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	(70,542)	(13,425)
Provisions for loan losses, legal proceedings, bad debts and other accruals	10,965	9,638
Share-based compensation expense	33,688	30,340
Goodwill impairment expense	6,933	—
Other	5,597	(1,310)
Net change in:
Assets segregated pursuant to regulations and other segregated assets	(851,231)	90,319
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	(9,274)	6,370
Stock loaned, net of stock borrowed	(68,452)	(242,949)
Repayments of loans (loans provided) to financial advisors	20,807	(12,842)
Brokerage client receivables and other accounts receivable, net	(113,581)	(5,811)
Trading instruments, net	84,875	44,653
Prepaid expenses and other assets	39,111	27,713
Brokerage client payables and other accounts payable	867,203	83,022
Accrued compensation, commissions and benefits	(70,863)	(90,531)
Proceeds from sales of securitizations and loans held for sale, net of purchases and originations of loans held for sale	58,329	9,677
Excess tax benefits from share-based payment arrangements	(2,512)	(2,210)
Net cash provided by operating activities	176,008	69,070

Cash flows from investing activities:
Additions to property and equipment	(46,933)	(31,182)
Increase in bank loans, net	(442,727)	(961,708)
Redemptions of Federal Home Loan Bank/Federal Reserve Bank stock, net	1,067	(1,168)
Sales (purchases) of private equity and other investments, net	2,006	(8,361)
Purchases of available for sale securities	(62,102)	(111,884)
Available for sale securities maturations, repayments and redemptions	62,272	61,380
Proceeds from sales of available for sale securities	13	—
Investments in real estate partnerships held by consolidated variable interest entities, net of other investing activity	1,575	330
Business acquisition, net of cash acquired	(6,450)	—
Net cash used in investing activities	$(491,279)	$(1,052,593)

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(continued from previous page)

	Six months ended March 31,
	2013	2012
	(in thousands)
Cash flows from financing activities:
Proceeds from borrowed funds, net	$180,000	$936,783
Repayments of borrowed funds, net	(130,054)	(4,704)
Proceeds from issuance of shares in registered public offering	—	362,232
Repayments of borrowings by consolidated variable interest entities which are real estate partnerships	(11,344)	(11,600)
Proceeds from capital contributed to and borrowings of consolidated variable interest entities which are real estate partnerships	908	101
Purchase of additional equity interest in subsidiary	—	(4,017)
Exercise of stock options and employee stock purchases	44,219	16,144
Increase in bank deposits	474,638	174,524
Purchase of treasury stock	(9,311)	(19,222)
Dividends on common stock	(37,457)	(32,878)
Excess tax benefits from share-based payment arrangements	2,512	2,210
Net cash provided by financing activities	514,111	1,419,573

Currency adjustment:
Effect of exchange rate changes on cash	(4,711)	113
Net increase in cash and cash equivalents	194,129	436,163
Cash and cash equivalents at beginning of year	1,980,020	2,439,695
Cash and cash equivalents at end of period	$2,174,149	$2,875,858

Supplemental disclosures of cash flow information:
Cash paid for interest	$53,442	$36,311
Cash paid for income taxes	$83,111	$110,488
Non-cash transfers of loans to other real estate owned	$1,902	$10,954

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2013

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100% owned subsidiaries. In addition we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 on pages 114 - 117 in the section titled, “Evaluation of VIEs to determine whether consolidation is required” as presented in our Annual Report on Form 10-K for the year ended September 30, 2012, as filed with the United States (“U.S.”) Securities and Exchange Commission (the “2012 Form 10-K”) and in Note 9 herein. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

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

On April 2, 2012 (the “Closing Date”) RJF completed its acquisition of all of the issued and outstanding shares of Morgan Keegan & Company, Inc. (a broker-dealer hereinafter referred to as “MK & Co.”) and MK Holding, Inc. and certain of its affiliates (collectively referred to hereinafter as “Morgan Keegan”) from Regions Financial Corporation (“Regions”).  This acquisition expands both our private client and our capital markets businesses. See Note 3 for further information regarding our acquisition of Morgan Keegan. The results of operations of Morgan Keegan have been included in our results prospectively from April 2, 2012.

Index

Significant subsidiaries

Our significant subsidiaries, all wholly owned, include: Raymond James & Associates, Inc. (“RJ&A”) a domestic broker-dealer carrying client accounts, MK & Co. a domestic broker-dealer carrying client accounts, Raymond James Financial Services, Inc. (“RJFS”) an introducing domestic broker-dealer, Raymond James Ltd. (“RJ Ltd.”) a broker-dealer headquartered in Canada, Eagle Asset Management, Inc., and Raymond James Bank, N.A. (“RJ Bank”), a national bank. In mid-February 2013, the client accounts of MK & Co. were transferred to RJ&A pursuant to our Morgan Keegan acquisition integration strategy.

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 on pages 100 - 117 of our 2012 Form 10-K. There have been no significant changes in our significant accounting policies since September 30, 2012.
Brokerage client receivables, loans to financial advisors and allowance for doubtful accounts
As more fully described in Note 2, page 107, of our 2012 Form 10-K, we have certain financing receivables that arise from businesses other than our banking business. Specifically, we offer loans to financial advisors and certain key revenue producers, primarily for recruiting and retention purposes. We present the outstanding balance of loans to financial advisors on our Condensed Consolidated Statements of Financial Condition, net of their applicable allowances for doubtful accounts. The allowance for doubtful accounts balance associated with all of our loans to financial advisors is $2.8 million and $2.5 million at March 31, 2013 and September 30, 2012, respectively. Of the March 31, 2013 loans to financial advisors, the portion of the balance associated with financial advisors who are no longer affiliated with us, after consideration of the allowance for doubtful accounts, is approximately $2 million.
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

As of the ClariVest Acquisition Date, it managed more than $3.1 billion in client assets and marketed its investment advisory services to corporate and public pension plans, foundations, endowments and Taft-Hartley clients worldwide. As a result of certain protective rights we have under the operating agreement with ClariVest, we are consolidating Clarivest in our financial statements as of the Clarivest Acquisition Date. In addition, a put and call agreement was entered into on the Clarivest Acquisition Date that provides our wholly owned Eagle Asset Management, Inc. subsidiary with various paths to majority ownership in ClariVest, the timing of which would depend upon the financial results of ClariVest’s business and the tenure of existing ClariVest management. The results of operations of ClariVest have been included in our results prospectively since December 24, 2012. For the purposes of certain acquisition related financial reporting requirements, the Clarivest acquisition is not considered to be material to our overall financial condition.

See Note 10 for information regarding the identifiable intangible assets we recorded as a result of the ClariVest acquisition.

Prior year acquisition of Morgan Keegan

On April 2, 2012 RJF completed its acquisition of Morgan Keegan. For a discussion of the significant terms of this acquisition, see Note 3 on pages 118 - 121 in our 2012 Form 10-K.

In February 2013, we successfully completed the transfer of client accounts from MK & Co. to RJ&A and as a result, are now operating all of the retained historical MK & Co. operations under one (the RJ&A) platform.

Index

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

Pro forma results (Unaudited):	Three months ended March 31, 2012	Six months ended March 31, 2012
	($ in thousands except per share amounts)
Total net revenues	$1,119,154	$2,167,716
Net income	$75,114	$168,473
Net income per share:
Basic	$0.55	$1.23
Diluted	$0.54	$1.22

Acquisition related expenses

Acquisition related expenses are recorded in the Condensed Consolidated Statement of Income and Comprehensive Income and include certain incremental expenses arising from our acquisitions.  We incurred the following acquisition related expenses:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	(in thousands)
Integration costs	$13,082	$—	$28,618	$—
Severance	7,658	3,183	8,057	3,183
Financial advisory fees	—	7,020	1,176	7,020
Acquisition bridge financing facility fees	—	5,684	—	5,684
Legal	—	2,495	—	2,495
Other	182	1,222	453	1,222
Total acquisition related expenses	$20,922	$19,604	$38,304	$19,604

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

Our cash and cash equivalents, assets segregated pursuant to regulations or other segregated assets, and deposits with clearing organization balances are as follows:

	March 31, 2013	September 30, 2012
	(in thousands)
Cash and cash equivalents:
Cash in banks	$2,170,618	$1,973,897
Money market fund investments	3,531	6,123
Total cash and cash equivalents (1)	2,174,149	1,980,020
Cash segregated pursuant to federal regulations and other segregated assets (2)	3,635,430	2,784,199
Deposits with clearing organizations (3)	108,990	163,848
	$5,918,569	$4,928,067

(1)
The total amounts presented include cash and cash equivalents of $719 million and $539 million as of March 31, 2013 and September 30, 2012, respectively, which are either held directly by RJF or are otherwise invested by one of our subsidiaries on behalf of RJF.

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

There have been no material changes to our valuation methodologies since our year ended September 30, 2012.

Assets and liabilities measured at fair value on a recurring and nonrecurring basis are presented below:

March 31, 2013	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of March 31, 2013
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$1,662	$231,956	$—		$—	$233,618
Corporate obligations	36,225	91,873	—		—	128,098
Government and agency obligations	10,701	131,135	—		—	141,836
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	931	206,435	—		—	207,366
Non-agency CMOs and asset-backed securities (“ABS”)	—	15,768	17		—	15,785
Total debt securities	49,519	677,167	17		—	726,703
Derivative contracts	—	122,380	—		(78,287)	44,093
Equity securities	28,790	5,287	21		—	34,098
Other securities	761	16,251	5,723		—	22,735
Total trading instruments	79,070	821,085	5,761		(78,287)	827,629
Available for sale securities:
Agency MBS and CMOs	—	370,767	—		—	370,767
Non-agency CMOs	—	143,784	420		—	144,204
Other securities	—	—	—		—	—
Auction rate securities (“ARS”):
Municipals	—	—	134,630	(3)	—	134,630
Preferred securities	—	—	106,019		—	106,019
Total available for sale securities	—	514,551	241,069		—	755,620
Private equity investments	—	—	397,715	(4)	—	397,715
Other investments (5)	276,505	1,719	3,982		—	282,206
Derivative instruments associated with offsetting matched book positions	—	375,545	—		—	375,545
Other assets	—	—	15		—	15
Total assets at fair value on a recurring basis	$355,575	$1,712,900	$648,542		$(78,287)	$2,638,730

Assets at fair value on a nonrecurring basis (6):
Bank loans, net:
Impaired loans	$—	$38,290	$57,030		$—	$95,320
Loans held for sale(7)	—	8,707	—		—	8,707
Total bank loans, net	—	46,997	57,030		—	104,027
Other real estate owned (“OREO”)(8)	—	881	—		—	881
Total assets at fair value on a nonrecurring basis	$—	$47,878	$57,030		$—	$104,908

(continued on next page)

Index

March 31, 2013	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of March 31, 2013
	(in thousands)
	(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$406	$2,690	$—	$—	$3,096
Corporate obligations	1,013	24,976	—	—	25,989
Government obligations	243,434	—	—	—	243,434
Agency MBS and CMOs	369	—	—	—	369
Non-agency MBS and CMOs	—	—	—	—	—
Total debt securities	245,222	27,666	—	—	272,888
Derivative contracts	—	106,762	—	(102,931)	3,831
Equity securities	21,513	342	—	—	21,855
Other securities	—	3	—	—	3
Total trading instruments sold but not yet purchased	266,735	134,773	—	(102,931)	298,577
Derivative instruments associated with offsetting matched book positions	—	375,545	—	—	375,545
Trade and other payables:
Derivative contracts	—	671	—	—	671
Other liabilities	—	—	98	—	98
Total trade and other payables	—	671	98	—	769
Total liabilities at fair value on a recurring basis	$266,735	$510,989	$98	$(102,931)	$674,891

(1)
We had $105 thousand in transfers of financial instruments from Level 1 to Level 2 during the three and six months ended March 31, 2013.  These transfers were a result of a decrease in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement. We had $11 thousand in transfers of financial instruments from Level 2 to Level 1 during the three months ended March 31, 2013 and $168 thousand in transfers of financial instruments from Level 2 to Level 1 during the six months ended March 31, 2013.  These transfers were a result of an increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(2)	Where permitted, we have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(3)	Includes $54 million of Jefferson County, Alabama Limited Obligation School Warrants ARS and $25 million of Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS.

(4)
Includes $290 million in private equity investments, the weighted-average portion we own is approximately 27%. Our indirect investment in Albion Medical Holdings, Inc. (“Albion”) in the amount of $169 million is included in this balance, the portion of which we own is $36 million as of March 31, 2013.  Effectively, the economics associated with the portions of these investments we do not own become a component of noncontrolling interests on our Condensed Consolidated Statements of Financial Condition, and amounted to approximately $211 million of that total as of March 31, 2013.

(5)
Other investments include $172 million of financial instruments we hold that are related to MK & Co.’s obligations to perform under certain of its deferred compensation plans (see Note 2 page 114, and Note 23 page 170, of our 2012 Form 10-K for further information regarding these plans).

(6)
Goodwill fair value measurements are classified within Level 3 of the fair value hierarchy, which are generally determined using unobservable inputs. See Note 10 for additional information regarding the annual impairment analysis and our methods of estimating the fair value of reporting units that have an allocation of goodwill, including the key assumptions.

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

The adjustment to fair value of the nonrecurring fair value measures for the six months ended March 31, 2013 resulted in $5.7 million in additional provision for loan losses and $49 thousand in other losses.

Index

Changes in Level 3 recurring fair value measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis is presented below:

Three months ended March 31, 2013 Level 3 assets at fair value (in thousands)
Financial assets											Financial liabilities
	Trading instruments			Available for sale securities			Private equity, other investments and other assets				Payables- trade and other
	Non- agency CMOs & ABS	Equity securities	Other securities	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other assets	Other liabilities
Fair value December 31, 2012	$18	$19	$6,451	$125	$133,318	$104,976	$329,767		$4,123	$—	$(98)
Total gains (losses) for the period:
Included in earnings	4	—	(20)	—	9	—	63,033	(1)	17	—	—
Included in other comprehensive income	—	—	—	310	1,328	1,043	—		—	—	—
Purchases and contributions	—	—	1,937	—	—	—	7,060		—	—	—
Sales	—	—	(2,005)	—	—	—	—		(50)	—	—
Redemptions by issuer	—	—	—	—	(25)	—	—		—	—	—
Distributions	(5)	—	(625)	(15)	—	—	(2,145)		(108)	—	—
Transfers: (2)
Into Level 3	—	2	—	—	—	—	—		—	15	—
Out of Level 3	—	—	(15)	—	—	—	—		—	—	—
Fair value March 31, 2013	$17	$21	$5,723	$420	$134,630	$106,019	$397,715		$3,982	$15	$(98)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$1	$—	$(20)	$—	$1,328	$1,043	$63,033	(1)	$51	$—	$—

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $20.3 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $42.7 million.

On March 8, 2013, a private equity partnership in which we hold an interest entered into a definitive agreement providing for the sale of our indirect investment in Albion (the “Albion Sale Agreement”). The sale transaction closed on April 29, 2013. Of the totals presented, $65.3 million of the gain (before consideration of the noncontrolling interests) for the three month period ended March 31, 2013 results from the increase in our fair value estimate resulting from terms of the Albion Sale Agreement, and $21.8 million is the impact on net income attributable to RJF (after consideration of the noncontrolling interests) in such period.

(2)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

Six months ended March 31, 2013 Level 3 assets at fair value (in thousands)
Financial assets												Financial liabilities
	Trading instruments				Available for sale securities			Private equity, other investments and other assets				Payables- trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Other securities	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other assets	Other liabilities
Fair value September 30, 2012	$553	$29	$6	$5,850	$249	$123,559	$110,193	$336,927		$4,092	$—	$(98)
Total gains (losses) for the period:
Included in earnings	—	(4)	5	(51)	(335)	32	1,164	66,421	(1)	53	—	—
Included in other comprehensive income	—	—	—	—	533	11,289	2,649	—		—	—	—
Purchases and contributions	—	—	44	3,210	—	—	25	10,653		—	—	—
Sales	(553)	—	(36)	(2,008)	—	—	—	—		(50)	—	—
Redemptions by issuer	—	—	—	—	—	(250)	(8,012)	—		—	—	—
Distributions	—	(8)	—	(1,263)	(27)	—	—	(16,286)		(113)	—	—
Transfers: (2)
Into Level 3	—	—	2	—	—	—	—	—		—	15	—
Out of Level 3	—	—	—	(15)	—	—	—	—		—	—	—
Fair value March 31, 2013	$—	$17	$21	$5,723	$420	$134,630	$106,019	$397,715		$3,982	$15	$(98)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$18	$3	$(51)	$(335)	$11,289	$2,649	$66,421	(1)	$143	$—	$—

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $22.1 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $44.3 million.

On March 8, 2013, a private equity partnership in which we hold an interest entered into the Albion Sale Agreement. The sale transaction closed on April 29, 2013. Of the totals presented, $65.3 million of the gain (before consideration of the noncontrolling interests) for the six month period ended March 31, 2013 results from the increase in our fair value estimate resulting from terms of the Albion Sale Agreement, and $21.8 million is the impact on net income attributable to RJF (after consideration of the noncontrolling interests) in such period.

(2)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

Three months ended March 31, 2012 Level 3 assets at fair value (in thousands)
Financial assets											Financial liabilities
	Trading instruments				Available for sale securities			Private equity and other investments			Payables- trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Other securities	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other liabilities
Fair value December 31, 2011	$135	$37	$179	$5,635	$741	$74,707	$98,537	$162,074		$2,040	$(29)
Total gains (losses) for the period:
Included in earnings	9	—	15	(218)	(138)	—	—	8,026	(1)	154	(10)
Included in other comprehensive income	—	—	—	—	39	(2,798)	3,555	—		—	—
Purchases and contributions	—	—	—	5,189	—	—	—	12,895		—	—
Sales	—	—	(16)	(3,494)	—	—	—	—		(1)	—
Redemptions by issuer	—	—	—	—	—	—	—	—		—	—
Distributions	—	(3)	—	(494)	(9)	—	—	(1,549)		—	—
Transfers:	—	—	—	—	—	—	—	—		—	—
Into Level 3	—	—	—	—	—	—	—	—		—	—
Out of Level 3 (2)	(144)	—	(178)	—	—	—	—	—		—	—
Fair value March 31, 2012	$—	$34	$—	$6,618	$633	$71,909	$102,092	$181,446		$2,193	$(39)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$64	$—	$(218)	$(138)	$(2,798)	$3,555	$8,026	(1)	$117	$—

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $2.8 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $5.2 million.

(2)
The transfers out of Level 3 were a result of an increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement. Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

Six months ended March 31, 2012 Level 3 assets at fair value (in thousands)
Financial assets												Financial liabilities
	Trading instruments					Available for sale securities			Private equity and other investments			Payables-trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Other securities		Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other liabilities
Fair value September 30, 2011	$375	$50	$15	$—		$851	$79,524	$116,524	$168,785		$2,087	$(40)
Total gains (losses) for the period:
Included in earnings	89	(4)	11	(1,160)		(138)	(540)	(75)	8,030	(1)	107	1
Included in other comprehensive income	—	—	—	—		(54)	(7,468)	2,661	—		—	—
Purchases,and contributions	—	—	16	5,189		—	475	475	15,262		—	—
Sales	(320)	—	(16)	(3,494)		—	—	—	—		(1)	—
Redemptions by issuer	—	—	—	—		—	(125)	(17,450)	—		—	—
Distributions	—	(12)	—	(494)		(26)	—	—	(10,631)		—	—
Transfers:
Into Level 3	—	—	152	6,577	(2)	—	43	—	—		—	—
Out of Level 3 (3)	(144)	—	(178)	—		—	—	(43)	—		—	—
Fair value March 31, 2012	$—	$34	$—	$6,618		$633	$71,909	$102,092	$181,446		$2,193	$(39)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$64	$—	$(218)		$(138)	$(7,930)	$2,661	$8,030	(1)	$52	$—

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $2.8 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $5.2 million.

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

As of March 31, 2013, 11.6% of our assets and 3.6% of our liabilities are instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of March 31, 2013 represent 24.6% of our assets measured at fair value. In comparison, as of March 31, 2012, 6.9% and 0.5% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of March 31, 2012 represented 27.5% of our assets measured at fair value. Although the balances of our level 3 assets have increased compared to March 31, 2012, primarily as a result of increases in ARS and private equity investments resulting from our acquisition of Morgan Keegan, as well as valuation increases in the portfolio (primarily Albion), level 3 instruments as a percentage of total financial instruments decreased by 3% as compared to March 31, 2012. Total financial instruments, primarily trading instruments, derivative instruments associated with offsetting matched book positions, and other investments which are not level 3 financial instruments increased as a result of our Morgan Keegan acquisition, impacting the calculation of Level 3 assets as a percentage of total financial instruments.

Index

Gains and losses included in earnings are presented in net trading profits and other revenues in our Condensed Consolidated Statements of Income and Comprehensive Income as follows:

For the three months ended March 31, 2013	Net trading profits	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(16)	$63,059
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(19)	$65,455

For the six months ended March 31, 2013	Net trading profits	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(50)	$67,335
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(30)	$80,167

For the three months ended March 31, 2012	Net trading profits	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(194)	$8,032
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(154)	$8,762

For the six months ended March 31, 2012	Net trading profits	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(1,064)	$7,385
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(154)	$2,675

Index

Quantitative information about level 3 fair value measurements

The significant assumptions used in the valuation of level 3 financial instruments are as follows (the table that follows includes the significant majority of the financial instruments we hold that are classified as level 3 measures):

Level 3 financial instrument	Fair value at March 31, 2013 (in thousands)	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements:
Available for sale securities:
ARS:
Municipals	$53,974	Probability weighted internal scenario model:
		Scenario 1 - recent trades	Observed trades (in inactive markets) of in-portfolio securities as well as observed trades (in active markets) of other comparable securities	81% of par - 81% of par (81% of par)
		Scenario 2 - scenario of potential outcomes	Par value of scenario based possible outcomes(a)	70% of par - 100% of par (84% of par)
			Weighting assigned to weighted average of scenario 1	50% - 50% (50%)
			Weighting assigned to weighted average of scenario 2	40% - 60% (50%)
	$25,015	Recent trades	Observed trades (in inactive markets) of in-portfolio securities as well as observed trades of other comparable securities (in inactive markets)	64% of par - 76% of par (75% of par)
			Comparability adjustments(b)	+/- 5% of par (+/- 5% of par)
	$55,641	Discounted cash flow	Average discount rate(c)	2.91% of par - 6.94% of par (4.58% of par)
			Average interest rates applicable to future interest income on the securities(d)	0.35% of par - 7.25% of par (2.7% of par)
			Prepayment year(e)	2014 - 2036 (2021)
Preferred securities	$106,019	Discounted cash flow	Average discount rate(c)	3.75% - 5.7% (4.79%)
			Average interest rates applicable to future interest income on the securities(d)	1.69% - 3.08% (2.34%)
			Prepayment year(e)	2013 - 2021 (2018)
Private equity investments:	$168,954	Investment-specific event	Albion Sale Agreement	Not meaningful
	$37,849	Discounted cash flow	Discount rate	14% - 15% (14%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2014 - 2015 (2014)
	$190,912	Transaction price or other investment-specific events(f)	Not meaningful(f)	Not meaningful(f)
Nonrecurring measurements:
Impaired loans: residential	$32,417	Discounted cash flow	Prepayment rate	0 - 12 yrs. (8.2 yrs.)
Impaired loans: corporate	$24,613	Appraisal, discounted cash flow, or distressed enterprise value(g)	Not meaningful(g)	Not meaningful(g)

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

(g)
The valuation techniques used for the impaired corporate loan portfolio as of March 31, 2013 were appraisals less selling costs for the collateral dependent loans, and either discounted cash flows or distressed enterprise value for the remaining impaired loans that are not collateral dependent.

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

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of March 31, 2013, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

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

The estimated fair values by level within the fair value hierarchy and the carrying amounts of our financial instruments that are not carried at fair value are as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
	(in thousands)
March 31, 2013
Financial assets:
Bank loans, net(1)	$—	$101,109	$8,192,894	$8,294,003	$8,312,217

Financial liabilities:
Bank deposits	$—	$8,771,904	$312,128	$9,084,032	$9,074,351
Other borrowings	$—	$180,000	$—	$180,000	$180,000
Corporate debt	$389,340	$982,924	$—	$1,372,264	$1,199,259

September 30, 2012
Financial assets:
Bank loans, net(1)	$—	$80,227	$7,803,328	$7,883,555	$7,816,627

Financial liabilities:
Bank deposits	$—	$8,280,834	$329,966	$8,610,800	$8,599,713
Corporate debt	$384,440	$962,610	$—	$1,347,050	$1,329,093

(1)
Excludes all impaired loans and loans held for sale which have been recorded at fair value in the Condensed Consolidated Statement of Financial Condition at March 31, 2013 and September 30, 2012, respectively.

Index

NOTE 6 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	March 31, 2013		September 30, 2012
	Trading instruments	Instruments sold but not yet purchased	Trading instruments	Instruments sold but not yet purchased
	(in thousands)
Municipal and provincial obligations	$233,618	$3,096	$346,590	$212
Corporate obligations	128,098	25,989	86,731	12,388
Government and agency obligations	141,836	243,434	167,399	200,088
Agency MBS and CMOs	207,366	369	105,169	556
Non-agency CMOs and ABS	15,785	—	2,015	121
Total debt securities	726,703	272,888	707,904	213,365

Derivative contracts (1)	44,093	3,831	51,000	3,102
Equity securities	34,098	21,855	26,523	9,700
Other securities	22,735	3	18,845	6,269
Total	$827,629	$298,577	$804,272	$232,436

(1)
Represents the derivative contracts held for trading purposes. As of both March 31, 2013 and September 30, 2012, these balances do not include all derivative instruments since the derivative instruments associated with offsetting matched book positions are included on their own line item on our Condensed Consolidated Statements of Financial Condition. See Note 14 for further information regarding all of our derivative transactions.

See Note 5 for additional information regarding the fair value of trading instruments and trading instruments sold but not yet purchased.

NOTE 7 – AVAILABLE FOR SALE SECURITIES

Available for sale securities are comprised of MBS and CMOs owned by RJ Bank, ARS and for the periods prior to March 31, 2013, certain equity securities owned by our non-broker-dealer subsidiaries. Refer to the discussion of our available for sale securities accounting policies, including the fair value determination process, on Note 2 pages 103 - 105 in our 2012 Form 10-K.

During the six month period ended March 31, 2013, ARS were redeemed by their issuer at par, or sold at amounts approximating their par value pursuant to tender offers, resulting in proceeds of $8.3 million and a gain of $1.2 million for the six month period ended March 31, 2013 which is recorded in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income. During the six month period ended March 31, 2012, ARS with an aggregate par value of approximately $17.6 million were redeemed by their issuer at par; an insignificant gain was recorded in our Condensed Consolidated Statements of Income and Comprehensive Income on the ARS securities which were subject to these redemptions.

During the six month period ended March 31, 2013, the other securities, which were equity securities, in our available for sale securities portfolio that had been held by our non-broker-dealer subsidiaries were sold, resulting in $13 thousand in proceeds and an insignificant gain on sale during the period then ended. There were no proceeds from the sale of other available for sale securities during the six month period ended March 31, 2012.

Index

The amortized cost and fair values of available for sale securities are as follows:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
March 31, 2013
Available for sale securities:
Agency MBS and CMOs	$368,920	$2,154	$(307)	$370,767
Non-agency CMOs (1)	154,905	289	(10,990)	144,204
Total RJ Bank available for sale securities	523,825	2,443	(11,297)	514,971

Auction rate securities:
Municipal obligations	130,990	5,682	(2,042)	134,630
Preferred securities	104,898	1,530	(409)	106,019
Total auction rate securities	235,888	7,212	(2,451)	240,649
Total available for sale securities	$759,713	$9,655	$(13,748)	$755,620

September 30, 2012
Available for sale securities:
Agency MBS and CMOs	$350,568	$1,938	$(203)	$352,303
Non-agency CMOs (2)	166,339	23	(18,555)	147,807
Total RJ Bank available for sale securities	516,907	1,961	(18,758)	500,110

Auction rate securities:
Municipal obligations (3)	131,208	813	(8,462)	123,559
Preferred securities (4)	111,721	219	(1,747)	110,193
Total auction rate securities	242,929	1,032	(10,209)	233,752

Other securities	3	9	—	12
Total available for sale securities	$759,839	$3,002	$(28,967)	$733,874

(1)	As of March 31, 2013, the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) was $8.4 million (before taxes).

(2)	As of September 30, 2012, the non-credit portion of OTTI recorded in AOCI was $15.5 million (before taxes).

(3)	As of September 30, 2012, the non-credit portion of OTTI recorded in AOCI was $7.6 million (before taxes).

(4)	As of September 30, 2012, the non-credit portion of OTTI recorded in AOCI was $1.5 million (before taxes).

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

	March 31, 2013
	Within one year	After one but within five years	After five but within ten years	After ten years	Total
	($ in thousands)
Agency MBS & CMOs:
Amortized cost	$—	$13,667	$67,380	$287,873	$368,920
Carrying value	—	13,716	67,608	289,443	370,767
Weighted-average yield	—	0.30%	0.41%	0.83%	0.74%

Non-agency CMOs:
Amortized cost	$—	$—	$—	$154,905	$154,905
Carrying value	—	—	—	144,204	144,204
Weighted-average yield	—	—	—	2.74%	2.74%

Sub-total agency MBS & CMOs and non-agency CMOs:
Amortized cost	$—	$13,667	$67,380	$442,778	$523,825
Carrying value	—	13,716	67,608	433,647	514,971
Weighted-average yield	—	0.30%	0.41%	1.47%	1.30%

Auction rate securities:
Municipal obligations
Amortized cost	$—	$831	$8,077	$122,082	$130,990
Carrying value	—	792	7,658	126,180	134,630
Weighted-average yield	—	0.39%	0.40%	0.57%	0.56%

Preferred securities:
Amortized cost	$—	$—	$—	$104,898	$104,898
Carrying value	—	—	—	106,019	106,019
Weighted-average yield	—	—	—	0.28%	0.28%

Sub-total auction rate securities:
Amortized cost	$—	$831	$8,077	$226,980	$235,888
Carrying value	—	792	7,658	232,199	240,649
Weighted-average yield	—	0.39%	0.40%	0.44%	0.44%

Total available for sale securities:
Amortized cost	$—	$14,498	$75,457	$669,758	$759,713
Carrying value	—	14,508	75,266	665,846	755,620
Weighted-average yield	—	0.30%	0.41%	1.11%	1.03%

Index

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$66,324	$(285)	$7,557	$(22)	$73,881	$(307)
Non-agency CMOs	—	—	136,982	(10,990)	136,982	(10,990)
ARS municipal obligations	30,886	(1,986)	8,331	(56)	39,217	(2,042)
ARS preferred securities	49,608	(409)	—	—	49,608	(409)
Total	$146,818	$(2,680)	$152,870	$(11,068)	$299,688	$(13,748)

	September 30, 2012
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$43,792	$(193)	$4,362	$(10)	$48,154	$(203)
Non-agency CMOs	—	—	146,591	(18,555)	146,591	(18,555)
ARS municipal obligations	85,526	(8,462)	—	—	85,526	(8,462)
ARS preferred securities	88,197	(1,747)	—	—	88,197	(1,747)
Total	$217,515	$(10,402)	$150,953	$(18,565)	$368,468	$(28,967)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS and CMOs. At March 31, 2013, of the 16 of our U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, five were in a continuous unrealized loss position for less than 12 months and 11 were for 12 months or more.  We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

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

The significant assumptions used in the cash flow analysis of non-agency CMOs are as follows:

	March 31, 2013
	Range	Weighted- average (1)
Default rate	0% - 30.4%	10.79%
Loss severity	0% - 66.6%	40.74%
Prepayment rate	0% - 21.0%	7.63%

(1) Represents the expected activity for the next twelve months.

Index

At March 31, 2013, 22 of the 25 non-agency CMOs were in a continuous unrealized loss position and all were in that position for 12 months or more.  As of March 31, 2013 and including subsequent ratings changes, $13.6 million of the non-agency CMOs were rated investment grade by at least one rating agency, and $130.6 million were rated less than investment grade, which ranged from B2 to D.  Given the comprehensive analysis process utilized, these ratings are not a significant factor in the overall OTTI evaluation process.

Based on the expected cash flows derived from the model utilized in our analysis, we expect to recover all unrealized losses not already recorded in earnings on our non-agency CMOs. However, it is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in the cash flows expected to be collected on these securities and potential future OTTI losses. As residential mortgage loans are the underlying collateral of these securities, the unrealized losses at March 31, 2013 reflect the lack of liquidity and uncertainty in the markets.

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

Within our ARS preferred securities, we analyze the credit ratings associated with each security as an indicator of potential credit impairment. As of March 31, 2013 and including subsequent ratings changes, all of the ARS preferred securities were rated investment grade by at least one rating agency. Given that these ARS are by their design variable rate securities tied to short-term interest rates, decreases in projected future short-term interest rates have a negative impact on projected cash flows, and potentially a negative impact on the fair value. The unrealized losses at March 31, 2013 were primarily due to a decrease in projected future short-term interest rates as compared to expectations in the period which they were acquired, which have resulted in a lower fair value as compared to the fair value on their date of acquisition. We expect to recover the entire amortized cost basis of the ARS preferred securities we hold. For the three and six month period ended March 31, 2013, we concluded that none of the impairment within our portfolio of ARS preferred securities related to credit losses and therefore we concluded we have no OTTI on such securities during such periods.

Other-than-temporarily impaired securities

Although there is no intent to sell either our ARS or our non-agency CMOs and it is not more likely than not that we will be required to sell these securities, we do not expect to recover the entire amortized cost basis of certain securities within these portfolios.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available for sale securities are as follows:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	(in thousands)
Amount related to credit losses on securities we held at the beginning of the year	$27,966	$24,402	$27,581	$22,306
Additions to the amount related to credit loss for which an OTTI was not previously recognized	—	—	—	462
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	—	1,337	385	2,971
Amount related to credit losses on securities we held at the end of the period	$27,966	$25,739	$27,966	$25,739

Index

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

The following table presents the balances for both the held for sale and held for investment loan portfolios as well as the associated percentage of each portfolio segment in RJ Bank’s total loan portfolio:

	March 31, 2013		September 30, 2012
	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	$101,274	1%	$160,515	2%
Loans held for investment:
C&I loans	5,225,544	61%	5,018,831	61%
CRE construction loans	65,815	1%	49,474	1%
CRE loans	1,099,483	13%	936,450	11%
Residential mortgage loans	1,698,617	19%	1,691,986	21%
Consumer loans	433,351	5%	352,495	4%
Total loans held for investment	8,522,810		8,049,236
Net unearned income and deferred expenses	(57,553)		(70,698)
Total loans held for investment, net(1)	8,465,257		7,978,538

Total loans held for sale and investment	8,566,531	100%	8,139,053	100%
Allowance for loan losses	(150,286)		(147,541)
Bank loans, net	$8,416,245		$7,991,512

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

RJ Bank originated or purchased $293.6 million and $675.3 million of loans held for sale during the three and six months ended March 31, 2013, respectively and $168.8 million and $277.9 million for the three and six months ended March 31, 2012, respectively. There were proceeds from the sale of held for sale loans of $84.7 million and $145.1 million for the three and six months ended March 31, 2013, respectively, resulting in net gains of $1 million and $2.2 million, respectively.  There were proceeds from the sale of held for sale loans of $45.6 million and $65.7 million for the three and six months ended March 31, 2012, respectively, resulting in net gains of $307 thousand and $524 thousand, respectively. Unrealized losses recorded in the Condensed Consolidated Statements of Income and Comprehensive Income to reflect the loans held for sale at the lower of cost or market value were $14 thousand and $128 thousand for the three and six months ended March 31, 2013, respectively and $341 thousand and $618 thousand for the three and six months ended March 31, 2012, respectively.

Index

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	Three months ended March 31,				Six months ended March 31,
	2013		2012		2013		2012
	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales
	(in thousands)
C&I loans (1)	$65,525	$74,279	$239,108	$26,358	$104,799	$90,818	$288,860	$32,238
CRE construction (1)	—	—	31,074	—	—	—	31,074	—
CRE loans (1)	—	—	121,402	—	—	—	121,402	—
Residential mortgage loans	2,153	—	4,720	—	4,563	—	33,104	—
Total	$67,678	$74,279	$396,304	$26,358	$109,362	$90,818	$474,440	$32,238

(1) Includes a total of $367 million for a Canadian loan portfolio purchased during the three months ended March 31, 2012, which was comprised of $219 million C&I, $31 million of CRE construction and $117 million of CRE loans.

The following table presents the comparative data for nonperforming loans held for investment and total nonperforming assets:

	March 31, 2013	September 30, 2012
	($ in thousands)
Nonaccrual loans:
C&I loans	$29,736	$19,517
CRE loans	3,264	8,404
Residential mortgage loans:
First mortgage loans	80,591	78,372
Home equity loans/lines	450	367
Total nonaccrual loans	114,041	106,660

Real estate owned and other repossessed assets, net:
CRE	226	4,902
Residential:
First mortgage	3,999	3,316
Home equity	—	—
Total	4,225	8,218
Total nonperforming assets, net	$118,266	$114,878
Total nonperforming assets, net as a % of RJ Bank total assets	1.14%	1.18%

The table of nonperforming assets above excludes $10.1 million and $12.9 million, as of March 31, 2013 and September 30, 2012, respectively, of residential TDRs which were returned to accrual status in accordance with our policy. There are no accruing loans which are 90 days past due as of March 31, 2013 and September 30, 2012.

As of March 31, 2013, RJ Bank had a commitment to lend an additional $1.8 million on two nonperforming C&I loans. As of September 30, 2012, RJ Bank had no outstanding commitments on nonperforming loans.

The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $1.2 million and $2.3 million for the three and six months ended March 31, 2013, respectively and $1.4 million and $2.5 million for the three and six months ended March 31, 2012, respectively.  The interest income recognized on nonperforming loans was $412 thousand and $836 thousand for the three and six months ended March 31, 2013, respectively and $324 thousand and $970 thousand for the three and six months ended March 31, 2012, respectively.

Index

The following table presents an analysis of the payment status of loans held for investment:

	30-59 days	60-89 days	90 days or more	Total past due	Current	Total loans held for investment (1)
	(in thousands)
As of March 31, 2013:
C&I loans	$—	$—	$—	$—	$5,225,544	$5,225,544
CRE construction loans	—	—	—	—	65,815	65,815
CRE loans	—	—	18	18	1,099,465	1,099,483
Residential mortgage loans:
First mortgage loans	4,657	3,236	48,438	56,331	1,618,541	1,674,872
Home equity loans/lines	74	—	416	490	23,255	23,745
Consumer loans	—	—	—	—	433,351	433,351
Total loans held for investment, net	$4,731	$3,236	$48,872	$56,839	$8,465,971	$8,522,810

As of September 30, 2012:
C&I loans	$222	$—	$—	$222	$5,018,609	$5,018,831
CRE construction loans	—	—	—	—	49,474	49,474
CRE loans	—	—	4,960	4,960	931,490	936,450
Residential mortgage loans:
First mortgage loans	7,239	3,037	49,476	59,752	1,607,156	1,666,908
Home equity loans/lines	88	250	—	338	24,740	25,078
Consumer loans	—	—	—	—	352,495	352,495
Total loans held for investment, net	$7,549	$3,287	$54,436	$65,272	$7,983,964	$8,049,236

(1)	Excludes any net unearned income and deferred expenses.

The following table provides a summary of RJ Bank’s impaired loans:

	March 31, 2013			September 30, 2012
	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
	(in thousands)
Impaired loans with allowance for loan losses:(1)
C&I loans	$29,642	$41,254	$8,386	$19,517	$30,314	$5,232
CRE loans	18	26	1	18	26	1
Residential mortgage loans:
First mortgage loans	58,409	87,958	7,395	70,985	106,384	9,214
Home equity loans/lines	127	127	48	128	128	42
Total	88,196	129,365	15,830	90,648	136,852	14,489

Impaired loans without allowance for loan losses:(2)
C&I loans	94	94	—	—	—	—
CRE loans	3,246	12,316	—	8,386	18,440	—
Residential - first mortgage loans	19,614	30,885	—	9,247	15,354	—
Total	22,954	43,295	—	17,633	33,794	—
Total impaired loans	$111,150	$172,660	$15,830	$108,281	$170,646	$14,489

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The preceding table includes TDRs for the following loan classes: $1.4 million C&I, $3.2 million CRE, $34.8 million residential first mortgage and $127 thousand residential home equity at March 31, 2013, and $1.7 million C&I, $3.4 million CRE, $26.7 million residential first mortgage and $128 thousand residential home equity at September 30, 2012.

Index

The average balance of the total impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	(in thousands)
Average impaired loan balance:
C&I loans	$22,504	$7,094	$20,877	$13,476
CRE loans	4,879	13,309	6,577	14,567
Residential mortgage loans:
First mortgage loans	79,025	88,062	80,008	88,336
Home equity loans/lines	127	141	128	135
Total	$106,535	$108,606	$107,590	$116,514

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$330	$251	$661	$643
Home equity loans/lines	1	1	2	2
Total	$331	$252	$663	$645

During the three and six months ended March 31, 2013 and 2012, RJ Bank granted concessions to borrowers having financial difficulties, for which the resulting modification was deemed a TDR.  The concessions granted for first mortgage residential loans were generally interest rate reductions, interest capitalization, principal forbearance, amortization and maturity date extensions and release of liability ordered under Chapter 7 bankruptcy not reaffirmed by the borrower.  The table below presents the impact that TDRs which occurred during the respective periods presented had on our condensed consolidated financial statements:

	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	($ in thousands)
Three months ended March 31, 2013:
Residential – first mortgage loans	1	$662	$662

Three months ended March 31, 2012:
Residential – first mortgage loans	4	$1,024	$1,076

Six months ended March 31, 2013:
Residential – first mortgage loans	44	$14,953	$14,893

Six months ended March 31, 2012:
Residential – first mortgage loans	9	$2,926	$3,085

During the three months ended March 31, 2013, there were no residential first mortgage TDRs for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default. During the six months ended March 31, 2013, there were two residential first mortgage TDRs with a recorded investment of $291 thousand that met this criteria. During the three and six months ended March 31, 2012, there were five and seven residential first mortgage TDRs with a recorded investment of $2.3 million and $3.2 million, respectively, for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default.

As of March 31, 2013 and September 30, 2012, RJ Bank had no outstanding commitments on TDRs.

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

RJ Bank’s credit quality of its held for investment loan portfolio is as follows:

				Residential mortgage
	C&I	CRE construction	CRE	First mortgage	Home equity	Consumer	Total
	(in thousands)
March 31, 2013:
Pass	$5,051,441	$65,815	$1,013,963	$1,574,263	$23,167	$433,351	$8,162,000
Special mention (1)	89,957	—	19,675	19,495	127	—	129,254
Substandard (1)	82,795	—	62,598	81,114	451	—	226,958
Doubtful (1)	1,351	—	3,247	—	—	—	4,598
Total	$5,225,544	$65,815	$1,099,483	$1,674,872	$23,745	$433,351	$8,522,810

September 30, 2012:
Pass	$4,777,738	$49,474	$806,427	$1,564,257	$24,505	$352,495	$7,574,896
Special mention (1)	179,044	—	59,001	22,606	206	—	260,857
Substandard (1)	60,323	—	67,578	80,045	367	—	208,313
Doubtful (1)	1,726	—	3,444	—	—	—	5,170
Total	$5,018,831	$49,474	$936,450	$1,666,908	$25,078	$352,495	$8,049,236

(1)	Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

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

Index

The table below presents the most recently available update of the performing residential first mortgage loan portfolio summarized by current LTV. The amounts in the table represent the entire loan balance:

Balance(1)
(in thousands)
LTV range:
LTV less than 50%	$317,287
LTV greater than 50% but less than 80%	541,277
LTV greater than 80% but less than 100%	261,681
LTV greater than 100%, but less than 120%	210,790
LTV greater than 120% but less than 140%	43,814
LTV greater than 140%	10,636
Total	$1,385,485

(1)	Excludes loans that have full repurchase recourse for any delinquent loans.

Index

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

	Loans held for investment
	C&I	CRE construction	CRE	Residential mortgage	Consumer	Total
	(in thousands)
Three months ended March 31, 2013:
Balance at beginning of period:	$96,010	$874	$27,232	$23,073	$832	$148,021
Provision for loan losses	3,248	148	998	(762)	105	3,737
Net charge-offs:
Charge-offs	(460)	—	—	(1,858)	(75)	(2,393)
Recoveries	—	—	529	508	8	1,045
Net charge-offs	(460)	—	529	(1,350)	(67)	(1,348)
Foreign exchange translation adjustment	(91)	(6)	(27)	—	—	(124)
Balance at March 31, 2013	$98,707	$1,016	$28,732	$20,961	$870	$150,286

Six months ended March 31, 2013:
Balance at beginning of year:	$92,409	$739	$27,546	$26,138	$709	$147,541
Provision for loan losses	6,984	287	154	(988)	223	6,660
Net charge-offs:
Charge-offs	(550)	—	—	(5,066)	(75)	(5,691)
Recoveries	—	—	1,073	877	13	1,963
Net charge-offs	(550)	—	1,073	(4,189)	(62)	(3,728)
Foreign exchange translation adjustment	(136)	(10)	(41)	—	—	(187)
Balance at March 31, 2013	$98,707	$1,016	$28,732	$20,961	$870	$150,286

		Loans held for investment
	Loans held for sale	C&I		CRE construction		CRE		Residential mortgage	Consumer	Total
	(in thousands)
Three months ended March 31, 2012:
Balance at beginning of period:	$—	$84,086		$105		$30,427		$32,864	$21	$147,503
Provision for loan losses	—	2,235	(1)	636	(1)	(2,728)	(1)	4,985	26	5,154
Net charge-offs:
Charge-offs	—	(2,068)		—		(1,000)		(5,329)	—	(8,397)
Recoveries	—	—		—		118		222	5	345
Net charge-offs	—	(2,068)		—		(882)		(5,107)	5	(8,052)
Foreign exchange translation adjustment	$—	$47		$8		$18		$—	$—	$73
Balance at March 31, 2012	$—	$84,300		$749		$26,835		$32,742	$52	$144,678

Six months ended March 31, 2012:
Balance at beginning of year:	$5	$81,267		$490		$30,752		$33,210	$20	$145,744
Provision for loan losses	(5)	8,203	(1)	251	(1)	(3,483)	(1)	7,584	60	12,610
Net charge-offs:
Charge-offs	—	(5,217)		—		(1,000)		(8,586)	(38)	(14,841)
Recoveries	—	—		—		548		534	10	1,092
Net charge-offs	—	(5,217)		—		(452)		(8,052)	(28)	(13,749)
Foreign exchange translation adjustment	$—	$47		$8		$18		$—	$—	$73
Balance at March 31, 2012	$—	$84,300		$749		$26,835		$32,742	$52	$144,678

(1)
There were provisions for loan losses recorded during the three months ended March 31, 2012 of $3.3 million, $558 thousand, and $1.3 million for C&I, CRE construction, and CRE loans, respectively, related to a Canadian loan portfolio RJ Bank purchased during the March, 2012 quarter. These provisions for loan losses resulted from RJ Bank's quarterly assessment of inherent risk in this portfolio.

Index

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

	Loans held for investment
	C&I	CRE construction	CRE	Residential mortgage	Consumer	Total
	($ in thousands)
March 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$8,386	$—	$1	$2,516	$—	$10,903
Collectively evaluated for impairment	90,321	1,016	28,731	18,445	870	139,383
Total allowance for loan losses	$98,707	$1,016	$28,732	$20,961	$870	$150,286
Loan category as a % of total recorded investment	61%	1%	13%	20%	5%	100%

Recorded investment:(1)
Individually evaluated for impairment	$29,736	$—	$3,264	$34,933	$—	$67,933
Collectively evaluated for impairment	5,195,808	65,815	1,096,219	1,663,684	433,351	8,454,877
Total recorded investment	$5,225,544	$65,815	$1,099,483	$1,698,617	$433,351	$8,522,810

September 30, 2012
Allowance for loan losses:
Individually evaluated for impairment	$5,232	$—	$1	$3,157	$—	$8,390
Collectively evaluated for impairment	87,177	739	27,545	22,981	709	139,151
Total allowance for loan losses	$92,409	$739	$27,546	$26,138	$709	$147,541
Loan category as a % of total recorded investment	62%	1%	12%	21%	4%	100%

Recorded investment:(1)
Individually evaluated for impairment	$19,517	$—	$8,404	$26,851	$—	$54,772
Collectively evaluated for impairment	4,999,314	49,474	928,046	1,665,135	352,495	7,994,464
Total recorded investment	$5,018,831	$49,474	$936,450	$1,691,986	$352,495	$8,049,236

(1)	Excludes any net unearned income and deferred expenses.

RJ Bank had no recorded investment in loans acquired with deteriorated credit quality as of either March 31, 2013 or September 30, 2012.

The reserve for unfunded lending commitments, included in trade and other payables on our Condensed Consolidated Statements of Financial Condition, was $9.6 million and $9.3 million at March 31, 2013 and September 30, 2012, respectively.

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

Refer to Note 2 pages 114 - 117 in our 2012 Form 10-K for a description of our principal involvement with VIEs and the accounting policies regarding the determinations of whether we are deemed to be the primary beneficiary of any VIEs which we hold a variable interest.  Other than as described below, as of March 31, 2013 there have been no significant changes in either the nature of our involvement with, or the accounting policies associated with the analysis of VIEs as described in the 2012 Form 10-K.

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

	Aggregate assets (1)	Aggregate liabilities (1)
	(in thousands)
March 31, 2013
LIHTC Funds	$218,681	$87,563
Guaranteed LIHTC Fund (2)	82,254	1,440
Restricted Stock Trust Fund	19,334	9,183
EIF Funds	17,439	—
Total	$337,708	$98,186

September 30, 2012
LIHTC Funds	$234,592	$97,217
Guaranteed LIHTC Fund (2)	85,332	2,208
Restricted Stock Trust Fund	15,387	7,508
EIF Funds	15,736	—
Total	$351,047	$106,933

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

	March 31, 2013	September 30, 2012
	(in thousands)
Assets:
Assets segregated pursuant to regulations and other segregated assets	$13,916	$14,230
Receivables, other	5,927	5,273
Investments in real estate partnerships held by consolidated variable interest entities	282,465	299,611
Trust fund investment in RJF common stock (1)	17,746	15,387
Prepaid expenses and other assets	17,284	16,297
Total assets	$337,338	$350,798

Liabilities and equity:
Trade and other payables	$1,202	$2,804
Intercompany payables	22,272	8,603
Loans payable of consolidated variable interest entities (2)	72,420	81,713
Total liabilities	95,894	93,120
RJF equity	6,181	6,105
Noncontrolling interests	235,263	251,573
Total equity	241,444	257,678
Total liabilities and equity	$337,338	$350,798

(1)	Included in treasury stock in our Condensed Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans.

The following table presents information about the net income (loss) of the VIEs which we consolidate, and is included within our Condensed Consolidated Statements of Income and Comprehensive Income. The noncontrolling interests presented in this table represent the portion of the net loss from these VIEs which is not ours.

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	(in thousands)
Revenues:
Interest	$—	$1	$3	$2
Other	2,509	220	4,024	553
Total revenues	2,509	221	4,027	555
Interest expense	1,063	1,356	2,112	2,661
Net revenues (expense)	1,446	(1,135)	1,915	(2,106)

Non-interest expenses	12,452	11,257	17,143	16,188
Net loss including noncontrolling interests	(11,006)	(12,392)	(15,228)	(18,294)
Net loss attributable to noncontrolling interests	(11,051)	(12,357)	(15,304)	(18,785)
Net income (loss) attributable to RJF	$45	$(35)	$76	$491

Low-income housing tax credit funds

RJTCF is the managing member or general partner in approximately 80 separate low-income housing tax credit funds having one or more investor members or limited partners, 71 of which are determined to be VIEs and 9 of which are determined not to be VIEs. RJTCF has concluded that it is the primary beneficiary of eight non-guaranteed LIHTC Fund VIEs and accordingly, consolidates these funds. One of the non-guaranteed LIHTC Funds previously consolidated was liquidated during the six months ended March 31, 2013. In addition, RJTCF consolidates the one Guaranteed LIHTC Fund VIE it sponsors (see Note 16 for further discussion of the guarantee obligation as well as other RJTCF commitments).  RJTCF also consolidates four of the funds it determined not to be VIEs.

Index

During the first quarter of our fiscal year 2013, RJ Bank invested as an investor member, in a low-income housing tax credit fund in which a subsidiary of RJTCF is the managing member. Although this fund was determined not to be a VIE, RJ Bank is consolidating this fund through the application of other applicable accounting guidance.

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

	March 31, 2013			September 30, 2012
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
LIHTC Funds	$2,399,484	$821,952	$36,542	$2,198,049	$844,597	$22,501
NMTC Funds	140,681	261	13	140,680	209	13
Other Real Estate Limited Partnerships and LLCs	30,240	35,512	246	31,107	35,512	1,145
Total	$2,570,405	$857,725	$36,801	$2,369,836	$880,318	$23,659

VIEs where we hold a variable interest but we are not required to consolidate

Managed Funds

As described in Note 2 on page 117 of our 2012 Form 10-K, as of September 30, 2012 one of our subsidiaries served as the general partner in funds which we determined to be VIEs that we are not required to consolidate. During the six months ended March 31, 2013, we determined that a subsidiary of ClariVest (see the discussion of our acquisition of ClariVest in Notes 1 and 3) is the general partner in a fund that is a Managed Fund. Similar to the other Managed Funds, we determined the ClariVest fund to be a VIE that we are not required to consolidate since it satisfies the conditions for deferral of the determination of who is the primary beneficiary (refer to the 2012 Form 10-K pages referenced above for discussion of those conditions).

The aggregate assets, liabilities, and our exposure to loss from Managed Funds in which we hold a variable interest are provided in the table below:

	March 31, 2013			September 30, 2012
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
Managed Funds	$58,768	$3,255	$187	$9,700	$1,689	$296

Index

NOTE 10 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The following are our goodwill and net identifiable intangible asset balances as of the dates indicated:

	March 31, 2013	September 30, 2012
	(in thousands)
Goodwill	$295,486	$300,111
Identifiable intangible assets, net	69,388	61,135
Total goodwill and identifiable intangible assets, net	$364,874	$361,246

Our goodwill and identified intangible assets result from various acquisitions, see Note 13 on pages 151 - 153 in our 2012 Form 10-K for a discussion of the components of our goodwill balance and additional information regarding our identifiable intangible assets. See the discussion of our intangible assets and goodwill accounting policies in Note 2 on page 113 of our 2012 Form 10-K.

Goodwill

The following summarizes our goodwill by segment, along with the activity, as of the dates indicated:

	Three months ended March 31,			Six months ended March 31,
	Segment			Segment
	Private client group	Capital markets	Total	Private client group	Capital markets	Total
	(in thousands)
Year-to-date fiscal year 2013:
Goodwill as of beginning of period	$174,584	$127,835	$302,419	$173,317	$126,794	$300,111
Adjustments to prior year additions (1)	—	—	—	1,267	1,041	2,308
Impairment losses (2)	—	(6,933)	(6,933)	—	(6,933)	(6,933)
Goodwill as of March 31, 2013	$174,584	$120,902	$295,486	$174,584	$120,902	$295,486

Year-to-date fiscal year 2012:
Goodwill as of beginning of period	$48,097	$23,827	$71,924	$48,097	$23,827	$71,924
Additions	—	—	—	—	—	—
Impairment losses	—	—	—	—	—	—
Goodwill as of March 31, 2012	$48,097	$23,827	$71,924	$48,097	$23,827	$71,924

(1)
The goodwill adjustment that arose during the first quarter of fiscal year 2013 arose from a change in a tax election pertaining to whether assets acquired and liabilities assumed are written-up to fair value for tax purposes. This election is made on an entity-by-entity basis, and during the period indicated, our assumption regarding whether we would make such election changed for one of the Morgan Keegan entities we acquired. The offsetting balance associated with this adjustment to goodwill was the net deferred tax asset.

(2)
The impairment expense in the three month period ended March 31, 2013 is associated with the Raymond James European Securities, S.A.S. (“RJES”) reporting unit. We concluded the goodwill associated with this reporting unit to be completely impaired during the period then ended. Since we did not own 100% of RJES as of the goodwill impairment testing date, for the three and six month periods ended March 31, 2013 the effect of this impairment expense on the pre-tax income attributable to Raymond James Financial, Inc is approximately $4.6 million and the portion of the impairment expense attributable to the noncontrolling interests is approximately $2.3 million.

Index

We performed our annual goodwill impairment testing as of December 31, 2012. We elected not to perform a qualitative assessment which is an option under GAAP, but instead to perform a quantitative assessment of the equity value of each reporting unit that includes an allocation of goodwill. In our determination of the reporting unit fair value of equity, we used a combination of the income approach and the market approach. Under the income approach, we used discounted cash flow models applied to each respective reporting unit. Under the market approach, we calculated an estimated fair value based on a combination of multiples of earnings of guideline companies in the brokerage and capital markets industry that are publicly traded on organized exchanges, and the book value of comparable transactions. The estimated fair value of the equity of the reporting unit resulting from each of these valuation approaches was dependent upon the estimates of future business unit revenues and costs, such estimates were subject to critical assumptions regarding the nature and health of financial markets in future years as well as the discount rate to apply to the projected future cash flows. In estimating future cash flows, a balance sheet as of the test date and a statement of operations for the last twelve months of activity for each reporting unit (or for the nine month period since the Closing Date for Morgan Keegan reporting units) were compiled. Future balance sheets and statements of operations were then projected, and estimated future cash flows were determined by the combination of these projections. The cash flows were discounted at the reporting units estimated cost of equity which was derived through application of the capital asset pricing model. The valuation result from the market approach was dependent upon the selection of the comparable guideline companies and transactions and the earnings multiple applied to each respective reporting units’ projected earnings. Finally, significant management judgment was applied in determining the weight assigned to the outcome of the market approach and the income approach, which resulted in one single estimate of the fair value of the equity of the reporting unit.

The following summarizes certain key assumptions utilized in our quantitative analysis as of December 31, 2012:

			Key assumptions
					Weight assigned to the outcome of:
Segment	Reporting unit	Goodwill as of March 31, 2013 (in thousands)	Discount rate used in the income approach	Multiple applied to revenue/EPS in the market approach	Income approach	Market approach
Private client group:	MK & Co. - PCG	$126,486	14%	0.5x/13.0x	50%	50%
	RJ&A - PCG	31,954	13%	0.5x/13.5x	50%	50%
	RJ Ltd. - PCG	16,144	18%	1.0x/12.0x	50%	50%
		$174,584

Capital markets:	RJ&A - fixed income	$77,325	14%	1.0x/9.0x	50%	50%
	RJ Ltd. - equity capital markets	16,893	20%	1.1x/11.0x	50%	50%
	MK & Co. - fixed income	13,646	16%	0.9x/8.0x	50%	50%
	RJ&A - equity capital markets	13,038	15%	0.3x/7.0x	50%	50%
		120,902
Total		$295,486

The assumptions and estimates utilized in determining the fair value of reporting unit equity are sensitive to changes, including, but not limited to, a decline in overall market conditions, adverse business trends and changes in the regulations.

Based upon the outcome of our quantitative assessments as of December 31, 2012, we concluded that the goodwill associated with RJES, a joint venture based in Paris, France that we hold a controlling interest in, was completely impaired. The impairment expense recorded in the three and six month periods ended March 31, 2013 of $6.9 million is included in other expense on our Condensed Consolidated Statements of Income and Comprehensive Income. Since we did not own 100% of RJES as of the annual testing date, our share of this impairment expense after consideration of the noncontrolling interests amounts to $4.6 million. RJES is an entity that provides research coverage on European corporations as well as having sales and trading operations. The decline in value of RJES is primarily due to the continuing economic slowdown experienced in Europe which has had a negative impact on the financial services entities operating therein, as well as certain management decisions that were made during the three month period ended March 31, 2013 which impact RJES’ operating plans on a going forward basis. In April 2013, we purchased all of the outstanding equity in RJES that was held by others, we now have sole control over RJES.

There was no goodwill impairment in any other reporting unit.

Index

In mid-February 2013, the client accounts of MK & Co. were transferred to RJ&A pursuant to our Morgan Keegan acquisition integration strategies. As a result, certain RJ&A and MK & Co. reporting units which have an allocation of both private client group as well as capital markets goodwill, were combined. We assessed whether these transfers, which occurred after our annual goodwill impairment testing date, could change our conclusions regarding no impairment of goodwill in the reporting units effected by the transfers. Based upon our qualitative analysis related to those reporting units, we concluded that it was more likely than not that the fair value of the combined reporting units equity exceeds the combined reporting units’ carrying value including goodwill after the effect of such transfers. No other events have occurred since December 31, 2012 that would cause us to update the annual impairment testing we performed as of that date.

Identifiable intangible assets, net

The following summarizes our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the periods indicated:

	Segment
	Private client group	Capital markets	Emerging markets	Asset management		Total
	(in thousands)
For the three months ended March 31, 2013
Net identifiable intangible assets as of December 31, 2012	$9,664	$48,542	$556	$13,329		$72,091
Additions	—	—	—	—		—
Amortization expense	(162)	(2,152)	(56)	(333)		(2,703)
Impairment losses	—	—	—	—		—
Net identifiable intangible assets as of March 31, 2013	$9,502	$46,390	$500	$12,996		$69,388

For the six months ended March 31, 2013
Net identifiable intangible assets as of September 30, 2012	$9,829	$50,695	$611	$—		$61,135
Additions	—	—	—	13,329	(1)	13,329
Amortization expense	(327)	(4,305)	(111)	(333)		(5,076)
Impairment losses	—	—	—	—		—
Net identifiable intangible assets as of March 31, 2013	$9,502	$46,390	$500	$12,996		$69,388

For the three months ended March 31, 2012
Net identifiable intangible assets as of December 31, 2011	$184	$—	$778	$—		$962
Additions	—	—	—	—		—
Amortization expense	(26)	—	(56)	—		(82)
Impairment losses	—	—	—	—		—
Net identifiable intangible assets as of March 31, 2012	$158	$—	$722	$—		$880

For the six months ended March 31, 2012
Net identifiable intangible assets as of September 30, 2011	$210	$—	$833	$—		$1,043
Additions	—	—	—	—		—
Amortization expense	(52)	—	(111)	—		(163)
Impairment losses	—	—	—	—		—
Net identifiable intangible assets as of March 31, 2012	$158	$—	$722	$—		$880

(1)
The additions are directly attributable to the customer list asset associated with our first quarter fiscal year 2013 acquisition of a 45% interest in ClariVest (see Note 3 for additional information). Since we are consolidating ClariVest, the amount represents the entire customer relationship intangible asset associated with the acquisition transaction; the amount shown is unadjusted by the 55% share of ClariVest attributable to others. The estimated useful life associated with this addition is approximately 10 years.

Index

Identifiable intangible assets by type are presented below:

	March 31, 2013		September 30, 2012
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
	(in thousands)
Customer relationships	$65,957	$(5,702)	$52,628	$(3,060)
Trade name	2,000	(2,000)	2,000	(1,000)
Developed technology	11,000	(2,200)	11,000	(1,100)
Non-compete agreements	1,000	(667)	1,000	(333)
Total	$79,957	$(10,569)	$66,628	$(5,493)

NOTE 11 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit. The following table presents a summary of bank deposits including the weighted-average rate:

	March 31, 2013		September 30, 2012
	Balance	Weighted-average rate (1)	Balance	Weighted-average rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$5,813	0.01%	$4,588	0.01%
Demand deposits (non-interest-bearing)	5,090	—	44,800	—
Savings and money market accounts	8,761,001	0.04%	8,231,446	0.04%
Certificates of deposit	302,447	2.10%	318,879	2.13%
Total bank deposits(2)	$9,074,351	0.11%	$8,599,713	0.12%

(1)	Weighted-average rate calculation is based on the actual deposit balances at March 31, 2013 and September 30, 2012, respectively.

(2)	Bank deposits exclude affiliate deposits of approximately $365 thousand and $778 thousand at March 31, 2013 and September 30, 2012, respectively.

RJ Bank’s savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”) administered by RJ&A.

Scheduled maturities of certificates of deposit are as follows:

	March 31, 2013		September 30, 2012
	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
	(in thousands)
Three months or less	$6,981	$9,005	$9,069	$7,195
Over three through six months	9,449	9,571	4,587	6,778
Over six through twelve months	11,168	12,923	12,414	16,339
Over one through two years	25,236	30,063	16,989	23,920
Over two through three years	29,720	33,603	32,043	38,074
Over three through four years	50,166	37,800	34,533	28,807
Over four through five years	20,284	16,478	50,647	37,484
Total	$153,004	$149,443	$160,282	$158,597

Index

Interest expense on deposits is summarized as follows:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	(in thousands)
Certificates of deposit	$1,563	$1,633	$3,226	$3,121
Money market, savings and NOW accounts	849	704	1,662	1,459
Total interest expense on deposits	$2,412	$2,337	$4,888	$4,580

NOTE 12 – OTHER BORROWINGS

The following table details the components of other borrowings:

	March 31, 2013	September 30, 2012
	(in thousands)
Other borrowings:
Borrowings on secured lines of credit (1)	$180,000	$—
Borrowings on unsecured lines of credit (2)	—	—
Total other borrowings	$180,000	$—

(1)
Other than a $5 million borrowing outstanding on the New Regions Credit Agreement (as hereinafter defined) as of March 31, 2013, any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.

On November 14, 2012, a subsidiary of RJF (the “Borrower”) entered into a Revolving Credit Agreement (the “New Regions Credit Agreement”) with Regions Bank, an Alabama banking corporation (the “Lender”). The New Regions Credit Agreement provides for a revolving line of credit from the Lender to the Borrower and is subject to a guarantee in favor of the Lender provided by RJF. The proceeds from any borrowings under the line will be used for working capital and general corporate purposes. The obligations under the New Regions Credit Agreement are secured by, subject to certain exceptions, all of the present and future ARS owned by the Borrower (the “Pledged ARS”). The amount of any borrowing under the New Regions Credit Agreement cannot exceed the lesser of 70% of the value of the Pledged ARS, or $100 million. The maximum amount available to borrow under the New Regions Credit Agreement was $100 million as of March 31, 2013, the outstanding borrowings were $5 million on such date. The New Regions Credit Agreement bears interest at a variable rate which is 2.75% in excess of LIBOR. The New Regions Credit Agreement expires on April 2, 2015.

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

RJ Bank had no advances outstanding from the Federal Home Loan Bank of Atlanta (“FHLB”) as of either March 31, 2013 or September 30, 2012.

As of March 31, 2013, there were other collateralized financings outstanding in the amount of $397.7 million.  As of September 30, 2012, there were other collateralized financings outstanding in the amount of $348 million. These other collateralized financings are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities.

Index

NOTE 13 – CORPORATE DEBT

The following summarizes our corporate debt:

	March 31, 2013	September 30, 2012
	(in thousands)
RJES term loan(1)	$2,996	$2,870
Other borrowings from banks (2)	—	128,256
4.25% senior notes, due 2016, net of unamortized discount of $305 thousand and $355 thousand at March 31, 2013 and September 30, 2012, respectively (3)	249,695	249,645
8.60% senior notes, due 2019, net of unamortized discount of $33 thousand and $35 thousand at March 31, 2013 and September 30, 2012, respectively (4)	299,967	299,965
Mortgage notes payable (5)	47,512	49,309
5.625% senior notes, due 2024, net of unamortized discount of $911 thousand and $952 thousand at March 31, 2013 and September 30, 2012, respectively (6)	249,089	249,048
6.90% senior notes, due 2042 (7)	350,000	350,000
Total corporate debt	$1,199,259	$1,329,093

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

(5)
Mortgage notes payable pertain to mortgage loans on our headquarters office complex. These mortgage loans are secured by land, buildings, and improvements with a net book value of $54.9 million at March 31, 2013.  These mortgage loans bear interest at 5.7% with repayment terms of monthly interest and principal debt service and have a January 2023 maturity.

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

Index

Our corporate debt matures as follows, based upon its contractual terms:

March 31, 2013
(in thousands)
During the six months ending September 30, 2013	$4,846
Fiscal 2014	3,860
Fiscal 2015	4,086
Fiscal 2016	254,020
Fiscal 2017	4,578
Fiscal 2018 and thereafter	927,869
Total	$1,199,259

NOTE 14 – DERIVATIVE FINANCIAL INSTRUMENTS

The significant accounting policies governing our derivative financial instruments, including our methodologies for determining fair value, are described in Note 2 on pages 105 - 106 of our 2012 Form 10-K.

Derivatives arising from our fixed income business operations

In our pre-Morgan Keegan acquisition fixed income business, we entered into interest rate swaps and futures contracts either as part of our fixed income business to facilitate customer transactions, to hedge a portion of our trading inventory, or to a limited extent for our own account.   We have continued to conduct this business in a substantially similar fashion since the Closing Date of the Morgan Keegan acquisition and continuing during the six months ended March 31, 2013. The majority of these derivative positions are executed in the over-the-counter market with financial institutions. We hereinafter refer to the derivative instruments arising from these operations as our over-the-counter derivatives operations (or “OTC Derivatives Operations”).

Cash flows related to the interest rate contracts arising from the OTC Derivative Operations, are included as operating activities (the “trading instruments, net” line) on the Condensed Consolidated Statements of Cash Flows.

Matched book derivatives arising from Morgan Keegan’s legacy business operations

Prior to the Closing Date, Morgan Keegan facilitated derivative transactions through non-broker-dealer subsidiaries, either Morgan Keegan Financial Products, LLC or Morgan Keegan Capital Services, LLC (collectively referred to as the Morgan Keegan swaps subsidiaries or “MKSS”). We have continued to conduct this business in a substantially similar fashion since the Closing Date of the Morgan Keegan acquisition and continuing during the six months ended March 31, 2013. In these operations, we do not use derivative instruments for trading or hedging purposes. MKSS enters into derivative transactions (primarily interest rate swaps) with customers. For every derivative transaction MKSS enters into with a customer, MKSS enters into an offsetting transaction with terms that mirror the customer transaction with a credit support provider who is a third party financial institution. Due to this “pass-through” transaction structure, MKSS has completely mitigated the market and credit risk related to these derivative contracts and therefore, the ultimate credit and market risk resides with the third party financial institution. MKSS only has credit risk related to its uncollected derivative transaction fee revenues. As a result of the structure of these transactions, we refer to the derivative contracts we enter into as a result of these operations as our offsetting “matched book” derivative operations (the “Offsetting Matched Book Derivatives Operations”).

Any collateral required to be exchanged under the contracts arising from the Offsetting Matched Book Derivatives Operations is administered directly by the customer and the third party financial institution. MKSS does not hold any collateral, or administer any collateral transactions, related to these instruments. We record the value of each derivative position arising from the Offsetting Matched Book Derivatives Operations at fair value, as either an asset or offsetting liability, presented as “derivative instruments associated with offsetting matched book positions,” as applicable, on our Condensed Consolidated Statements of Financial Condition.

The receivable for uncollected derivative transaction fee revenues of MKSS is $8.7 million and $9.3 million at March 31, 2013 and September 30, 2012, respectively, and is included in other receivables on our Condensed Consolidated Statements of Financial Condition.

None of the derivatives described above arising from either our OTC Derivatives Operations or our Offsetting Matched Book Derivatives Operations are designated as fair value or cash flow hedges.

Index

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

Description of the collateral we hold related to derivative contracts

Where permitted, we elect to net-by-counterparty certain derivative contracts entered into in our OTC Derivatives Operations and RJ Bank’s U.S. subsidiaries.  Certain of these contracts contain a legally enforceable master netting arrangement that allows for netting of all derivative transactions with each counterparty and, therefore, the fair value of those derivative contracts are netted by counterparty in the Condensed Consolidated Statements of Financial Condition.  The credit support annex related to the interest rate swaps and certain forward foreign exchange contracts allow parties to the master agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  We accept collateral in the form of cash or other marketable securities.  As we elect to net-by-counterparty the fair value of derivative contracts arising from our OTC Derivatives Operations, we also net-by-counterparty any cash collateral exchanged as part of those derivative agreements.

This cash collateral is recorded net-by-counterparty at the related fair value.  The cash collateral included in the net fair value of all open derivative asset positions arising from our OTC Derivatives Operations aggregates to a net liability of $11 million at March 31, 2013 and $18 million at September 30, 2012.  The cash collateral included in the net fair value of all open derivative liability positions from our OTC Derivatives Operations aggregates to a net asset of $36 million and $50 million at March 31, 2013 and September 30, 2012, respectively.  Our maximum loss exposure under the interest rate swap contracts arising from our OTC Derivatives Operations at March 31, 2013 is $45 million.

RJ Bank provides to counterparties for the benefit of its U.S. subsidiaries, a guarantee of payment in the event of the subsidiaries’ default under forward foreign exchange contracts.  Due to this RJ Bank guarantee and the short-term nature of these derivatives, RJ Bank’s U.S. subsidiaries are not required to post collateral and do not receive collateral with respect to certain derivative contracts with the respective counterparties.  RJ Bank’s maximum loss exposure under the forward foreign exchange contracts at March 31, 2013 is approximately $670 thousand.

Index

Derivative balances included in our financial statements

See the table below for the notional and fair value amounts of both the asset and liability derivatives.

	Asset derivatives
	March 31, 2013			September 30, 2012
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts (2)	Trading instruments	$2,708,027	$122,380	Trading instruments	$2,376,049	$144,259
Interest rate contracts (3)	Derivative instruments associated with offsetting matched book positions	$2,092,115	$375,545	Derivative instruments associated with offsetting matched book positions	$2,110,984	$458,265

	Liability derivatives
	March 31, 2013			September 30, 2012
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Trade and other payables	$628,740	$609	Trade and other payables	$569,790	$1,296
Derivatives not designated as hedging instruments:
Interest rate contracts (2)	Trading instruments sold	$2,298,443	$106,762	Trading instruments sold	$2,288,450	$128,081
Interest rate contracts (3)	Derivative instruments associated with offsetting matched book positions	$2,092,115	$375,545	Derivative instruments associated with offsetting matched book positions	$2,110,984	$458,265
Forward foreign exchange contracts	Trade and other payables	$80,709	$62	Trade and other payables	$44,225	$74

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and before any netting by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net.

(2)	These contracts arise from our OTC Derivatives Operations.

(3)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

Gains recognized on forward foreign exchange derivatives in AOCI totaled $6.8 million and $9.8 million, net of income taxes, for the three and six months ended March 31, 2013.  There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the three and six months ended March 31, 2013.

Gains recognized on forward foreign exchange derivatives in AOCI totaled $248 thousand, net of income taxes, for the three and six months ended March 31, 2012.  There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the three and six months ended March 31, 2012.

Index

See the table below for the impact of the derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income and Comprehensive Income:

		Amount of gain (loss) on derivatives recognized in income
		Three months ended March 31,		Six months ended March 31,
	Location of gain (loss) recognized on derivatives in the Condensed Consolidated Statements of Income and Comprehensive Income	2013	2012	2013	2012
		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts (1)	Net trading profits	$303	$1,372	$497	$1,195
Interest rate contracts (2)	Other revenues	$213	$—	$403	$—
Forward foreign exchange contracts	Other revenues	$625	$87	$999	$87

(1)	These contracts arise from our OTC Derivatives Operations.

(2)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

Risks associated with, and our risk mitigation related to, our derivative contracts

We are exposed to credit losses in the event of nonperformance by the counterparties to forward foreign exchange derivative agreements as well as the interest rate contracts associated with our OTC Derivatives Operations. Where we are subject to credit exposure, we perform a credit evaluation of counterparties prior to entering into derivative transactions and we monitor their credit standings.  Currently, we anticipate that all of the counterparties will be able to fully satisfy their obligations under those agreements.  For our OTC Derivatives Operations, we may require collateral from counterparties in the form of cash deposits or other marketable securities to support certain of these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties.

We are exposed to interest rate risk related to the interest rate derivative agreements arising from our OTC Derivatives Operations.  We are also exposed to foreign exchange risk related to our forward foreign exchange derivative agreements.  We monitor exposure in our derivative agreements daily based on established limits with respect to a number of factors, including interest rate, foreign exchange spot and forward rates, spread, ratio, basis and volatility risks.  These exposures are monitored both on a total portfolio basis and separately for each agreement for selected maturity periods.

Certain of the derivative instruments arising from our OTC Derivatives Operations and RJ Bank’s forward foreign exchange contracts contain provisions that require our debt to maintain an investment grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment grade, we would be in breach of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at March 31, 2013 is $30.9 million, for which we have posted collateral of $29.3 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2013, we would have been required to post an additional $1.6 million of collateral to our counterparties.

Our only exposure to credit risk in the Offsetting Matched Book Derivatives Operations is related to our uncollected derivative transaction fee revenues. We are not exposed to market risk as it relates to these derivative contracts due to the “pass-through” transaction structure more fully described above.

Index

NOTE 15 – INCOME TAXES

For discussion of income tax matters, see Note 2 page 114, and Note 19 pages 161-163, in our 2012 Form 10-K.

As of March 31, 2013 and September 30, 2012, our liability for unrecognized tax benefits was $14.8 million and $12.7 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $7.5 million and $6.4 million at March 31, 2013 and September 30, 2012, respectively.  We anticipate that the unrecognized tax benefits will not change significantly over the next twelve months.

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. As of March 31, 2013 and September 30, 2012, accrued interest and penalties included in the unrecognized tax benefits liability were approximately $3.9 million and $3.2 million, respectively.

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

NOTE 16 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

In the normal course of business we enter into underwriting commitments. As of March 31, 2013, neither RJ&A nor MK & Co. had open transactions involving such commitments.  Transactions involving such commitments of RJ Ltd. that were recorded and open at March 31, 2013, were approximately $38.3 million in Canadian dollars (“CDN”).

We utilize client marginable securities to satisfy deposits with clearing organizations. At March 31, 2013, we had client margin securities valued at $187 million pledged with a clearing organization to meet our requirement of $115 million.

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting and/or retention purposes (see Note 2 page 107 in our 2012 Form 10-K for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us and, in most circumstances, require them to meet certain production requirements.  As of March 31, 2013 we had made commitments, to either prospects that have accepted our offer, or recently recruited producers, of approximately $37.2 million that have not yet been funded.

As of March 31, 2013, RJ Bank had not settled purchases of $124.1 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

RJ Bank has committed $2 million to a small business investment company which provides capital and long-term loans to small businesses.  As of March 31, 2013, RJ Bank has invested $1.3 million of the committed amount and the distributions received have been insignificant.

See Note 20 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

We have committed a total of $129.5 million, in amounts ranging from $200 thousand to $29.7 million, to 53 different independent venture capital or private equity partnerships. As of March 31, 2013, we have invested $99.9 million of the committed amounts and have received $73.1 million in distributions.  We also control the general partner in seven internally sponsored private equity limited partnerships to which we have committed $69.6 million.  As of March 31, 2013, we have invested $48.9 million of the committed amounts and have received $20.6 million in distributions.

Index

RJF has committed to lend to RJTCF, or guarantee obligations in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities, amounts aggregating up to $170 million upon request, subject to certain limitations as well as annual review and renewal. At March 31, 2013, RJTCF has $52 million in outstanding cash borrowings and $90.8 million in unfunded commitments outstanding against this aggregate commitment. RJTCF borrows from RJF in order to make investments in, or fund loans or advances to, either partnerships which purchase and develop properties qualifying for tax credits (“Project Partnerships”) or LIHTC Funds. Investments in Project Partnerships, are sold to various LIHTC Funds, which have third party investors and for which RJTCF serves the managing member or general partner. RJTCF typically sells investments in Project Partnerships to LIHTC Funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to Project Partnerships, or to LIHTC Funds.

A subsidiary of RJ Bank has committed $14.3 million as an investor member in a low-income housing tax credit fund in which a subsidiary of RJTCF is the managing member. As of March 31, 2013, the RJ Bank subsidiary has invested $3.1 million of the committed amount.

At March 31, 2013, the approximate market values of collateral received that we can repledge were:

Sources of collateral
(in thousands)
Securities purchased under agreements to resell and other collateralized financings	$635,510
Securities received in securities borrowed vs. cash transactions	142,614
Collateral received for margin loans	1,576,102
Securities received as collateral related to derivative contracts	10,781
Total	$2,365,007

Certain collateral was repledged. At March 31, 2013, the approximate market values of this portion of collateral and financial instruments that we own and pledged were:

Uses of collateral and trading securities
(in thousands)
Securities sold under agreements to repurchase	$413,154
Securities delivered in securities loaned vs. cash transactions	292,335
Securities pledged as collateral under secured borrowing arrangements	195,806
Collateral used for cash loans	15,943
Collateral used for deposits at clearing organizations	204,417
Total	$1,121,655

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

Guarantees

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At March 31, 2013, the exposure under these guarantees is $11.7 million, which was underwritten as part of RJ Bank’s corporate credit relationship with such borrowers.  The outstanding interest rate swaps at March 31, 2013 have maturities ranging from July 2013 through May 2019.  RJ Bank records an estimated reserve for its credit risk associated with the guarantee of these client swaps, which was insignificant as of March 31, 2013.  The estimated total potential exposure under these guarantees is $15.1 million at March 31, 2013.

RJ Bank guarantees the forward foreign exchange contract obligations of its U.S. subsidiaries.  See Note 14 for additional information regarding these derivatives.

RJF guarantees interest rate swap obligations of RJ Cap Services. See Note 14 for additional information regarding interest rate swaps.

Index

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At March 31, 2013, there were no such outstanding performance guarantees.

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

RJF guarantees the existing mortgage debt of RJ&A of approximately $47.5 million. See Notes 12 and 13 for information regarding our financing arrangements.

RJTCF issues certain guarantees to various third parties related to Project Partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $2.4 million as of March 31, 2013.

RJF has guaranteed RJTCF’s performance to various third parties on certain obligations arising from RJTCF’s sale and/or transfer of units in one of its fund offerings (“Fund 34”).  Under such arrangements, RJTCF has provided either: (1) certain specific performance guarantees including a provision whereby in certain circumstances, RJTCF will refund a portion of the investors’ capital contribution, or (2) a guaranteed return on their investment.  Under the performance guarantees, the conditions which would result in a payment by RJTCF not being required to be made under the guarantees have been satisfied, and neither RJF nor RJTCF have any further obligations under such guarantees.  Further, based upon its most recent projections and performance of Fund 34, RJTCF does not anticipate that any future payments will be owed to these third parties under the guarantee of the return on investment. Under the guarantee of returns, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits over the next nine years, RJTCF is obligated to provide the investor with a specified return.  A $41.6 million financing asset is included in prepaid expenses and other assets, and a related $41.6 million liability is included in trade and other payables on our Condensed Consolidated Statements of Financial Condition as of March 31, 2013. The maximum exposure to loss under this guarantee is the undiscounted future payments due to investors for the return on and of their investment, and approximates $43.4 million at March 31, 2013.

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

In March 2009, MK & Co. received a Wells Notice from the SEC’s Atlanta Regional Office related to ARS indicating that the SEC staff intended to recommend that the SEC take civil action against the firm. On July 21, 2009, the SEC filed a complaint in the United States District Court for the Northern District of Georgia (the “Court”) against MK & Co. alleging violations of the federal securities laws in connection with ARS that MK & Co. underwrote, marketed and sold. On June 28, 2011, the Court granted MK & Co.’s Motion for Summary Judgment, dismissing the case brought by the SEC. On May 2, 2012, the United States Court of Appeals for the Eleventh Circuit reversed the Court’s decision and remanded the case. A bench trial was held the week of November 26, 2012, and on February 15, 2013, the Court ruled that MK & Co. had been negligent in a few discreet instances and ordered it to repurchase ARS from the 17 clients. The court imposed a fine of $100,500 and dismissed all other claims. Beginning in February 2009, MK & Co. commenced a voluntary program to repurchase ARS that it underwrote and sold to MK & Co. customers, and extended that repurchase program on October 1, 2009, to include certain ARS that were sold by MK & Co. to its customers but were underwritten by other firms. On July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to MK & Co. arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires MK & Co. to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties.

Prior to the Closing Date, Morgan Keegan was involved in other litigation arising in the normal course of its business. On all such matters, RJF is subject to indemnification from Regions pursuant to the terms of the stock purchase agreement and summarized below.

Indemnification from Regions

The terms of the stock purchase agreement governing our acquisition of Morgan Keegan, which closed on April 2, 2012, provide that Regions will indemnify RJF for losses incurred in connection with legal proceedings pending as of the closing date or commenced after the closing date and related to pre-closing matters as well as any cost of defense pertaining thereto (see Note 3 on page 120 of our 2012 Form 10-K for a discussion of the indemnifications provided to RJF by Regions). All of the pre-Closing Date Morgan Keegan matters described above are subject to such indemnification provisions. Management estimates the range of potential liability of all such matters subject to indemnification, including the cost of defense, to be from $30 million to $380 million. Any loss arising from such matters, after consideration of the applicable annual deductible, if any, will be borne by Regions. As of March 31, 2013, a receivable from Regions of approximately $2 million is included in other receivables, an indemnification asset of approximately $180 million is included in other assets, and a liability for potential losses of approximately $181 million is included within trade and other payables, all of which are reflected on our Condensed Consolidated Statements of Financial Condition pertaining to the above matters and the related indemnification from Regions. The amount included within trade and other payables is the amount within the range of potential liability related to such matters which management estimates is more likely than any other amount within such range. Through March 31, 2013, Regions has reimbursed approximately $13.2 million for costs we incurred in excess of the accrued liability amounts for legal matters subject to indemnification included in the final Closing Date tangible net book value computation.

Index

Other matters

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as other corporate litigation. We are contesting the allegations in these cases and believe that there are meritorious defenses in each of these lawsuits and arbitrations. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. Refer to Note 2 on page 113 of our 2012 Form 10-K for a discussion of our criteria for establishing a range of possible loss related to such matters.  Excluding any amounts subject to indemnification from Regions related to pre-Closing Date Morgan Keegan matters discussed above, as of March 31, 2013, management currently estimates the aggregate range of possible loss is from $0 to an amount of up to $10 million in excess of the accrued liability (if any) related to these matters.  In the opinion of management, based on current available information, review with outside legal counsel, and consideration of the accrued liability amounts provided for in the accompanying condensed consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

NOTE 17 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	(in thousands)
Interest income:
Margin balances	$14,940	$13,252	$31,104	$26,954
Assets segregated pursuant to regulations and other segregated assets	2,186	2,185	4,146	4,384
Bank loans, net of unearned income	84,603	77,587	171,913	149,609
Available for sale securities	1,987	2,093	4,204	4,183
Trading instruments	5,175	4,062	11,186	8,141
Stock loan	1,951	2,633	3,342	5,021
Loans to financial advisors	2,547	1,872	4,673	3,849
Other	4,643	5,168	10,590	8,807
Total interest income	$118,032	$108,852	$241,158	$210,948

Interest expense:
Brokerage client liabilities	$591	$574	$1,140	$1,183
Retail bank deposits	2,412	2,337	4,888	4,580
Trading instruments sold but not yet purchased	971	476	1,768	999
Stock borrow	608	491	1,112	951
Borrowed funds	1,353	822	2,667	1,792
Senior notes	19,028	11,046	38,094	20,353
Interest expense of consolidated VIEs	1,063	1,356	2,112	2,661
Other	1,177	814	3,443	1,437
Total interest expense	27,203	17,916	55,224	33,956
Net interest income	90,829	90,936	185,934	176,992
Less: provision for loan losses	(3,737)	(5,154)	(6,660)	(12,610)
Net interest income after provision for loan losses	$87,092	$85,782	$179,274	$164,382

Index

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

Stock option awards

Expense and income tax benefits related to our stock option awards granted to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	(in thousands)
Total share-based expense	$3,149	$4,244	$6,397	$7,799
Income tax benefits related to share-based expense	600	984	995	1,473

For the six months ended March 31, 2013, we realized $369 thousand of excess tax benefits related to our stock option awards.  During the three months ended March 31, 2013 we granted 7,200 stock options to employees and no stock options were granted to our independent contractor financial advisors. During the six months ended March 31, 2013, we granted 835,250 stock options to employees and 47,300 stock options were granted to our independent contractor financial advisors. During the three and six months ended March 31, 2013, no stock options were granted to outside directors.

Unrecognized pre-tax expense for stock option awards granted to employees, directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of March 31, 2013 are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average period
	(in thousands)	(in years)
Employees and directors	$20,255	3.3
Independent contractor financial advisors	1,321	3.2

The weighted-average grant-date fair value of stock option awards granted to employees for the three and six months ended March 31, 2013 is $14.38 and $12.13, respectively.

The fair value of each option grant awarded to our independent contractor financial advisors is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model.  The weighted-average fair value for unvested options granted to independent contractor financial advisors as of March 31, 2013 is $21.19.

Restricted stock and stock unit awards

During the three months ended March 31, 2013, we granted 29,753 restricted stock units to employees and 12,000 restricted stock units to outside directors.  During the six months ended March 31, 2013, we granted 948,340 restricted stock units to employees and 12,000 restricted stock units to outside directors. We granted no restricted stock units to independent contractor financial advisors during the three and six months ended March 31, 2013.

Index

Expense and income tax benefits related to our restricted equity awards (which include restricted stock and restricted stock units) granted to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	(in thousands)
Total share-based expense	$11,908	$8,184	$25,952	$21,706
Income tax benefits related to share-based expense	3,975	3,110	8,895	8,249

For the six months ended March 31, 2013, we realized $2.1 million of excess tax benefits related to our restricted equity awards.

Unrecognized pre-tax expense for restricted equity awards granted to employees, directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of March 31, 2013 are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average period
	(in thousands)	(in years)
Employees and directors	$114,289	3.2
Independent contractor financial advisors	403	2.0

The weighted-average grant-date fair value of restricted stock share and unit awards granted to employees and outside directors for the three and six months ended March 31, 2013 is $45.54 and $37.90, respectively.

The fair value of each restricted equity awards granted to our independent contractor financial advisors is valued on the date of grant and periodically revalued at the current stock price.  The weighted-average fair value for unvested restricted equity awards granted to independent contractor financial advisors as of March 31, 2013 is $45.59.

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

Index

To be categorized as “well capitalized,” RJF must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJF as of March 31, 2013:
Total capital (to risk-weighted assets)	$3,245,296	18.1%	$1,434,385	8.0%	$1,792,981	10.0%
Tier I capital (to risk-weighted assets)	3,081,763	17.2%	716,689	4.0%	1,075,034	6.0%
Tier I capital (to adjusted assets)	3,081,763	13.6%	906,401	4.0%	1,133,001	5.0%

RJF as of September 30, 2012:
Total capital (to risk-weighted assets)	3,056,794	18.9%	1,293,881	8.0%	1,617,351	10.0%
Tier I capital (to risk-weighted assets)	2,896,279	17.9%	647,213	4.0%	970,820	6.0%
Tier I capital (to adjusted assets)	2,896,279	14.0%	827,508	4.0%	1,034,385	5.0%

To be categorized as “well capitalized,” RJ Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJ Bank as of March 31, 2013:
Total capital (to risk-weighted assets)	$1,222,528	13.4%	$731,676	8.0%	$914,595	10.0%
Tier I capital (to risk-weighted assets)	1,107,640	12.1%	365,838	4.0%	548,757	6.0%
Tier I capital (to adjusted assets)	1,107,640	10.5%	421,098	4.0%	526,373	5.0%

RJ Bank as of September 30, 2012:
Total capital (to risk-weighted assets)	$1,158,139	13.4%	$694,275	8.0%	$867,844	10.0%
Tier I capital (to risk-weighted assets)	1,049,060	12.1%	347,137	4.0%	520,706	6.0%
Tier I capital (to adjusted assets)	1,049,060	10.9%	386,245	4.0%	482,807	5.0%

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

The decrease in RJ Bank’s Tier I capital (to adjusted assets) ratio at March 31, 2013 compared to September 30, 2012 was primarily due to corporate loan growth and an increase in cash during the six month period ended March 31, 2013.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934.

Index

The net capital position of our wholly owned broker-dealer subsidiary RJ&A is as follows:

	As of
	March 31, 2013	September 30, 2012
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	15.60%	17.22%
Net capital	$298,732	$264,315
Less: required net capital	(38,301)	(30,696)
Excess net capital	$260,431	$233,619

As described in Note 1, in mid-February 2013 the client accounts of MK & Co. were transferred to RJ&A which resulted in a significant change in the nature of the MK & Co. entity’s business operations. The net capital position of our wholly owned broker-dealer subsidiary MK & Co. is as follows:

	As of
	March 31, 2013	September 30, 2012
		(As amended(1))
	($ in thousands)
Morgan Keegan & Company, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	—%	65.84%
Net capital	$63,688	$263,366
Less: required net capital	(1,500)	(8,432)
Excess net capital	$62,188	$254,934

(1)    MK & Co.’s net capital position as of September 30, 2012 was amended for insignificant changes to conform to final regulatory filings.

The net capital position of our wholly owned broker-dealer subsidiary RJFS is as follows:

	As of
	March 31, 2013	September 30, 2012
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$21,189	$11,689
Less: required net capital	(250)	(250)
Excess net capital	$20,939	$11,439

The risk adjusted capital of RJ Ltd. is as follows (in Canadian dollars):

	As of
	March 31, 2013	September 30, 2012
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$75,425	$77,871
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$75,175	$77,621

At March 31, 2013, all of our other active regulated domestic and international subsidiaries are in compliance with and met all capital requirements.

Index

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

March 31, 2013
(in thousands)
Standby letters of credit	$126,649
Open end consumer lines of credit	593,480
Commercial lines of credit	1,798,347
Unfunded loan commitments	127,708

Because many lending commitments expire without being funded in whole or part, the contract amounts are not estimates of RJ Bank’s actual future credit exposure or future liquidity requirements. RJ Bank maintains a reserve to provide for potential losses related to the unfunded lending commitments. See Note 8 for further discussion of this reserve for unfunded lending commitments.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of March 31, 2013, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $4.2 million and CDN $3.6 million, respectively. RJ Bank is also subject to foreign exchange risk related to its net investment in a Canadian subsidiary. See Note 14 for information regarding how RJ Bank utilizes net investment hedges to mitigate a significant portion of this risk.

Index

NOTE 21 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$79,960	$68,869	$165,834	$136,194
Less allocation of earnings and dividends to participating securities (1)	(908)	(1,431)	(2,107)	(3,151)
Net income attributable to RJF common shareholders	$79,052	$67,438	$163,727	$133,043

Income for diluted earnings per common share:
Net income attributable to RJF	$79,960	$68,869	$165,834	$136,194
Less allocation of earnings and dividends to participating securities (1)	(894)	(1,421)	(2,078)	(3,137)
Net income attributable to RJF common shareholders	$79,066	$67,448	$163,756	$133,057

Common shares:
Average common shares in basic computation	137,817	129,353	137,156	126,201
Dilutive effect of outstanding stock options and certain restricted stock units	2,905	1,291	2,513	788
Average common shares used in diluted computation	140,722	130,644	139,669	126,989

Earnings per common share:
Basic	$0.57	$0.52	$1.19	$1.05
Diluted	$0.56	$0.52	$1.17	$1.05
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	108	68	387	199

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities.  Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 1.6 million and 2.7 million for the three months ended March 31, 2013 and 2012, respectively. Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 1.8 million and 3 million for the six months ended March 31, 2013 and 2012, respectively. Dividends paid to participating securities amounted to $212 thousand and $341 thousand for the three months ended March 31, 2013 and 2012, respectively.  Dividends paid to participating securities amounted to $465 thousand and $758 thousand for the six months ended March 31, 2013 and 2012, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are as follows:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Dividends per common share - declared	$0.14	$0.13	$0.28	$0.26
Dividends per common share - paid	$0.14	$0.13	$0.27	$0.26

Index

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

Information concerning operations in these segments of business is as follows:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	(in thousands)
Revenues:
Private Client Group	$726,760	$567,766	$1,439,574	$1,096,384
Capital Markets	220,092	165,126	467,646	301,291
Asset Management	69,541	58,217	135,170	115,012
RJ Bank	89,821	83,136	181,871	160,552
Emerging Markets	6,385	8,527	11,974	13,179
Securities Lending	2,062	2,733	3,550	5,175
Proprietary Capital	65,394	13,390	86,010	13,863
Other	4,668	3,270	9,972	5,931
Intersegment eliminations	(14,425)	(12,312)	(27,960)	(22,717)
Total revenues(1)	$1,170,298	$889,853	$2,307,807	$1,688,670

Income (loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$52,702	$46,249	$105,613	$95,657
Capital Markets	15,307	22,012	46,914	32,013
Asset Management	20,860	16,621	41,803	32,434
RJ Bank	64,276	57,313	132,219	110,316
Emerging Markets	1,082	(999)	(1,272)	(3,548)
Securities Lending	882	1,430	1,421	2,636
Proprietary Capital	20,150	3,741	25,870	3,676
Other (2)	(44,242)	(34,870)	(82,404)	(50,836)
Pre-tax income excluding noncontrolling interests	131,017	111,497	270,164	222,348
Add: net income (loss) attributable to noncontrolling interests	28,286	(3,595)	36,306	(9,798)
Income including noncontrolling interests and before provision for income taxes	$159,303	$107,902	$306,470	$212,550

(1)	No individual client accounted for more than ten percent of total revenues in any of the periods presented.

(2)
The Other segment includes acquisition related expenses pertaining to our acquisitions in the amount of $20.9 million and $38.3 million for the three and six months ended March 31, 2013 and $19.6 million for the three and six months ended March 31, 2012.

Index

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	(in thousands)
Net interest income (expense):
Private Client Group	$19,677	$18,384	$40,352	$35,903
Capital Markets	796	977	2,591	2,174
Asset Management	14	10	38	26
RJ Bank	85,197	78,238	172,943	150,967
Emerging Markets	332	248	635	356
Securities Lending	1,353	2,142	2,240	4,070
Proprietary Capital	359	221	709	372
Other	(16,899)	(9,284)	(33,574)	(16,876)
Net interest income	$90,829	$90,936	$185,934	$176,992

The following table presents our total assets on a segment basis:

	March 31, 2013	September 30, 2012
	(in thousands)
Total assets:
Private Client Group (1)	$6,973,761	$6,484,878
Capital Markets (2)	2,786,426	2,514,527
Asset Management	127,152	81,838
RJ Bank	10,319,479	9,701,996
Emerging Markets	44,032	43,616
Securities Lending	303,023	432,684
Proprietary Capital	420,950	355,350
Other	1,760,322	1,545,376
Total	$22,735,145	$21,160,265

(1)	Includes $175 million of goodwill at March 31, 2013, and $173 million of goodwill at September 30, 2012.

(2)	Includes $121 million of goodwill at March 31, 2013, and $127 million of goodwill at September 30, 2012.

We have operations in the United States, Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	(in thousands)
Revenues:
United States	$1,059,022	$781,467	$2,098,044	$1,492,465
Canada	84,404	80,166	156,819	143,899
Europe	21,284	20,315	42,174	40,236
Other	5,588	7,905	10,770	12,070
Total	$1,170,298	$889,853	$2,307,807	$1,688,670

Pre-tax income excluding noncontrolling interests:
United States	$129,139	$102,928	$266,143	$212,375
Canada	9,577	9,550	14,116	13,511
Europe	(7,162)	(16)	(7,230)	(90)
Other	(537)	(965)	(2,865)	(3,448)
Total	$131,017	$111,497	$270,164	$222,348

Index

Our total assets, classified by major geographic area in which they are held, are presented below:

	March 31, 2013	September 30, 2012
	(in thousands)
Total assets:
United States (1)	$20,726,927	$19,296,197
Canada(2)	1,947,360	1,788,883
Europe	26,692	42,220	(3)
Other	34,166	32,965
Total	$22,735,145	$21,160,265

(1)	Includes $262 million of goodwill at March 31, 2013, and $260 million of goodwill at September 30, 2012.

(2)	Includes $33 million of goodwill at March 31, 2013 and September 30, 2012.

(3)	Includes $7 million of goodwill at September 30, 2012.

Index

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of our operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes to consolidated financial statements. Where “NM” is used in various percentage change computations, the computed percentage change has been determined not to be meaningful.

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

Executive overview

We operate as a financial services and bank holding company. Results in the businesses in which we operate are highly correlated to the general overall strength of economic conditions and, more specifically, to the direction of the U.S. equity and fixed income markets, and the corporate and mortgage lending and credit trends (both commercial and residential).  Overall market conditions, interest rates, economic, political and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control.  These factors affect the financial decisions made by market participants which include investors, borrowers, and competitors, impacting their level of participation in the financial markets. These factors also impact the level of public offerings, trading profits, interest rate volatility and asset valuations, or a combination thereof.  In turn, these decisions affect our business results.

Quarter ended March 31, 2013 compared with the quarter ended March 31, 2012

During the quarter, we successfully achieved a significant milestone in our integration of Morgan Keegan’s operations; in mid-February 2013 all of the Morgan Keegan financial advisors and client accounts were transfered from the Morgan Keegan platform to the Raymond James & Associates, Inc. (“RJ&A”) platform. As a result, in April 2013 we implemented additional staff reductions, mainly within our information technology groups where there was significant overlap in historic Morgan Keegan and RJ&A staffing that we elected to maintain through the platform conversion date in order to to ensure the continued high levels of service to financial advisors and clients while we operated on two different platforms.

We achieved record net revenues of $1.14 billion, a 3% increase over the preceding quarter and a 31% increase compared to the prior year quarter. All four of our primary segments realized increased revenues over the prior year quarter. Three of these four segments generated pre-tax income comparable to the preceding quarter, with capital markets lagging. Our revenues during the quarter were bolstered by a fair value adjustment related to an agreement by one of our private equity partnerships to sell one of the investments in its portfolio, which generated $65 million in revenue and $22 million in pre-tax income, after consideration of the portion of the investment held by noncontrolling interests. Total client assets under administration increased to a record $406.8 billion, a 5% increase over the preceding quarter and a 39% increase over the prior year level. Non-interest expenses increased $220 million, or 29%, from the prior year quarter primarily due to the addition of Morgan Keegan. Non-interest expenses were generally consistent with the preceding quarter, increasing $21 million, or 2%. The current year quarter non-interest expenses include $21 million of acquisition and integration related costs which we incurred primarily associated with the Morgan Keegan acquisition, and $7 million of goodwill impairment expense arising from our European equity research and sales and trading affiliate.

Index

Inclusive of the impact of the acquisition of Morgan Keegan and other one-time non-recurring items, our pre-tax income increased $20 million, or 18%, compared to the prior year quarter.  Excluding the acquisition related expenses we incurred primarily resulting from the Morgan Keegan acquisition, the goodwill impairment expense mentioned above, and other one-time non-recurring charges, we generated adjusted pre-tax income of $158 million (a non-GAAP measure)(1) for the current quarter, a $2 million, or 1%, increase over the preceding quarter and a $25 million, or 19%, increase over the comparable prior year quarter’s pre-tax income of $133 million.

A summary of the most significant matters impacting our financial results as compared to the prior year quarter, are as follows:

•
Our Private Client Group segment generated net revenues of $724 million, a 28% increase over the prior year, while pre-tax income of $53 million represents a 14% increase.  The increase in revenues is in large part due to our acquisition of Morgan Keegan and the high level of retention of the Morgan Keegan financial advisors. Client assets under administration of the Private Client Group increased 34%, to $388 billion at March 31, 2013. The increase is a result of both the $66 billion in assets brought on by Morgan Keegan branches and growth in legacy RJF private client assets.

•
The Capital Markets segment realized a $7 million, or 30%, decrease from the prior year to $15 million in pre-tax income, reflecting for the most part flat overall results, except for lower trading results and a one-time goodwill impairment expense of $7 million pre-tax ($5 million after noncontrolling interests) that negatively impacted this segment. The expansion of our fixed income institutional sales business as a result of the Morgan Keegan acquisition drove the increase in our institutional commissions as compared to the prior year.  While still a positive net result, our fixed income trading profits declined from the prior and preceding year quarter, being adversely effected by market conditions impacting the municipal fixed income securities markets in the current quarter.

•
Our Asset Management segment generated $21 million of pre-tax income, a $4 million, or 26%, increase compared to the prior year.  Assets under management in managed programs increased $4.5 billion, or 10%, to a record $51 billion as of March 31, 2013 compared to December 31, 2012.  Net inflows of client assets in managed programs were strong during the quarter with $1.3 billion in net inflows of client assets, as well as $3.2 billion in appreciation in the market values of assets.

•
RJ Bank generated $64 million in pre-tax income, a $7 million, or 12%, increase over the prior year.  The increase resulted from an increase in net interest revenues resulting from higher average loan balances which more than offset a decrease in the net interest spread. A slightly lower loan loss provision resulting from an improved credit environment also contributed positively to net results.

•	Our Emerging Markets segment generated pre-tax income of $1 million, an improvement as compared to the prior year’s loss.

•
Our Proprietary Capital segment generated $20 million of pre-tax income (net of noncontrolling interests) during the quarter, a $16 million increase compared to the prior year. On March 8, 2013, a private equity partnership in which we hold an interest entered into a definitive agreement to sell the private equity investment interest in Albion Medical Holdings, Inc. (“Albion”), a transaction which closed on April 29, 2013. The results for the quarter include the increase in revenues resulting from the fair value adjustment of the investment in Albion of $22 million (net of noncontrolling interests).

•	We incurred acquisition and integration related costs primarily associated with the Morgan Keegan acquisition of $21 million in the current quarter compared to $20 million in the prior year.

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

Index

Six months ended March 31, 2013 compared with the six months ended March 31, 2012

Our net revenues of $2.3 billion represent a 36% increase over the prior year period. All of our segments with the exception of the emerging markets and securities lending segments realized increased revenues over the prior year. Total client assets under administration increased to a record $406.8 billion, a 39% increase as compared to the prior year level. Non-interest expenses increased $504 million, or 35%, from the prior year primarily due to the addition of Morgan Keegan. The current year non-interest expenses include $38 million of acquisition and integration related costs primarily associated with the Morgan Keegan acquisition compared to $20 million in the prior year, and $7 million of goodwill impairment expense ($2 million is attributable to noncontrolling interests) arising from our European equity research and sales and trading affiliate. The bank loan loss provision decreased $6 million from the prior year reflecting the overall improvement in the credit markets from that period.

Inclusive of the impact of the acquisition of Morgan Keegan, our pre-tax income increased $48 million, or 22%, compared to the prior year period.  Excluding the acquisition related expenses we incurred primarily resulting from the Morgan Keegan acquisition and other one-time non-recurring items, we generated adjusted pre-tax income of $315 million (a non-GAAP measure)(1) for the most recent six month period, a $71 million, or 29%, increase over the comparable prior year period.

Our financial results during the six month period were most significantly impacted by the factors described above for the most recent quarter, unless otherwise noted:

•	A $10 million, or 10% increase, in the pre-tax income of our Private Client Group segment.

•
A $15 million, or 47% increase, in the pre-tax income of our Capital Markets segment. This increase is the result of the expansion of our fixed income business as a result of the Morgan Keegan acquisition coupled with a strong first quarter of fiscal year 2013 in domestic equity capital markets activities as evidenced by strong securities underwriting, merger and acquisition activity, and private placement fees during that period.

•	A $9 million, or 29% increase, in the pre-tax income of our Asset Management segment.

•	A $22 million, or 20% increase, in the pre-tax income of RJ Bank.

•
A $22 million increase in the pre-tax income (net of noncontrolling interests) generated by our Proprietary Capital segment driven in part by dividends and distributions received on certain investments during the first quarter of fiscal year 2013, in addition to the revenues associated with the fair value adjustment related to the sales agreement for the investment in Albion in the second quarter of fiscal year 2013.

•
We incurred acquisition and integration related costs of $38 million in the current year period, an increase of $19 million as compared to the prior year period, which are primarily associated with the Morgan Keegan acquisition.

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

	Three months ended March 31,			Six months ended March 31,
	2013	2012	% change	2013	2012	% change
	($ in thousands)
Total company
Revenues	$1,170,298	$889,853	32%	$2,307,807	$1,688,670	37%
Pre-tax income excluding noncontrolling interests	131,017	111,497	18%	270,164	222,348	22%

Private Client Group
Revenues	726,760	567,766	28%	1,439,574	1,096,384	31%
Pre-tax income	52,702	46,249	14%	105,613	95,657	10%

Capital Markets
Revenues	220,092	165,126	33%	467,646	301,291	55%
Pre-tax income	15,307	22,012	(30)%	46,914	32,013	47%

Asset Management
Revenues	69,541	58,217	19%	135,170	115,012	18%
Pre-tax income	20,860	16,621	26%	41,803	32,434	29%

RJ Bank
Revenues	89,821	83,136	8%	181,871	160,552	13%
Pre-tax income	64,276	57,313	12%	132,219	110,316	20%

Emerging Markets
Revenues	6,385	8,527	(25)%	11,974	13,179	(9)%
Pre-tax income (loss)	1,082	(999)	NM	(1,272)	(3,548)	64%

Securities Lending
Revenues	2,062	2,733	(25)%	3,550	5,175	(31)%
Pre-tax income	882	1,430	(38)%	1,421	2,636	(46)%

Proprietary Capital
Revenues	65,394	13,390	388%	86,010	13,863	520%
Pre-tax income (loss)	20,150	3,741	439%	25,870	3,676	604%

Other
Revenues	4,668	3,270	43%	9,972	5,931	68%
Pre-tax loss	(44,242)	(34,870)	(27)%	(82,404)	(50,836)	(62)%

Intersegment eliminations
Revenues	(14,425)	(12,312)	17%	(27,960)	(22,717)	23%

Index

Reconciliation of the GAAP results to the non-GAAP measures

We believe that the non-GAAP measures provide useful information by excluding those items that may not be indicative of our core operating results and that the GAAP and the non-GAAP measures should be considered together.

The non-GAAP adjustments for the periods indicated are comprised of the one-time acquisition and integration costs incurred (primarily associated with the Morgan Keegan acquisition) and other non-recurring expenses, net of applicable taxes. Refer to the footnotes to the table below for further explanation of each non-recurring item.

The following table provides a reconciliation of the GAAP basis to the non-GAAP measures:

	Three months ended		Six months ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
	(in thousands, except per share amounts)
Net income attributable to RJF, Inc. - GAAP basis	$79,960	$68,869	$165,834	$136,194
Non-GAAP adjustments :
Acquisition related expenses (1)	20,922	19,604	38,304	19,604
RJF's share of RJES goodwill impairment expense (2)	4,564	—	4,564	—
RJES restructuring expense (3)	1,600	—	1,600	—
Interest expense (4)	—	1,738	—	1,738
Pre-tax non-GAAP adjustments	27,086	21,342	44,468	21,342
Tax effect of non-GAAP adjustments (5)	(10,518)	(8,270)	(17,174)	(8,270)
Net income attributable to RJF, Inc. - Non-GAAP basis	$96,528	$81,941	$193,128	$149,266
Non-GAAP adjustments to common shares outstanding:
Effect of February 2012 share issuance on weighted average common shares outstanding (6)	—	(5,538)	—	(2,738)
Non-GAAP earnings per common share:
Non-GAAP basic	$0.69	$0.65	$1.39	$1.18
Non-GAAP diluted	$0.68	$0.64	$1.37	$1.17
Average equity - GAAP basis (7)	3,425,278	2,770,713	$3,373,165	2,770,713
Average equity - non-GAAP basis (8)	3,437,299	2,822,614	$3,378,850	2,704,122
Return on equity for the quarter (annualized)	9.3%	9.6%	N/A	N/A
Return on equity for the quarter - non-GAAP basis (annualized) (9)	11.2%	11.6%	N/A	N/A
Return on equity - year to date (annualized)	N/A	N/A	9.8%	9.8%
Return on equity year to date - non-GAAP basis (annualized) (9)	N/A	N/A	11.4%	11.0%

(1)	The non-GAAP adjustment adds back to pre-tax income one-time acquisition and integration expenses associated with acquisitions that were incurred during each respective period.

(2)
The non-GAAP adjustment adds back to pre-tax income RJF’s share of the total goodwill impairment expense associated with our Raymond James European Securities, S.A.S. (“RJES”) reporting unit. See further discussion of this impairment expense in the Goodwill section of this Item 2 and in Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

(3)	The non-GAAP adjustment adds back to pre-tax income a one-time restructuring expense associated with our RJES operations.

(4)
The non-GAAP adjustment adds back to pre-tax income the incremental interest expense incurred during the March 31, 2012 quarter on debt financings that occurred in March, 2012, prior to and in anticipation of, the closing of the Morgan Keegan acquisition.

(5)	The non-GAAP adjustment reduces net income for the income tax effect of all the pre-tax non-GAAP adjustments, utilizing the effective tax rate applicable to each respective period.

(6)
The non-GAAP adjustment to the weighted average common shares outstanding in the basic and diluted non-GAAP earnings per share computation reduces the actual shares outstanding for the effect of the 11,075,000 common shares issued by RJF in February 2012 as a component of our financing of the Morgan Keegan acquisition.

(7)
For the quarter, computed by adding the total equity attributable to RJF, Inc. as of the date indicated plus the prior quarter-end total, divided by two. For the year-to-date period, computed by adding the total equity attributable to RJF, Inc. as of each quarter-end date during the indicated year to-date period, plus the beginning of the year total, divided by three.

(8)	The calculation of non-GAAP average equity includes the impact on equity of the non-GAAP adjustments described in the table above, as applicable for each respective period.

(9)
Computed by utilizing the net income attributable to RJF, Inc.-non-GAAP basis and the average equity-non-GAAP basis, for each respective period. See footnotes (7) and (8) above for the calculation of average equity-non-GAAP basis.

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

Quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 – Net interest

The following table presents average balance data and interest income and expense data, as well as the related net interest income:

	Three months ended March 31,
	2013			2012
	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,749,633	$14,940	3.42%	$1,506,662	$13,252	3.53%
Assets segregated pursuant to regulations and other segregated assets	3,283,916	2,186	0.27%	3,266,842	2,185	0.27%
Bank loans, net of unearned income (2)	8,629,173	84,603	3.92%	7,243,186	77,587	4.25%
Available for sale securities	745,208	1,987	1.07%	560,688	2,093	1.50%
Trading instruments(3)	851,099	5,175	2.43%	551,357	4,062	2.96%
Stock loan	298,122	1,951	2.62%	658,594	2,633	1.60%
Loans to financial advisors(3)	424,434	2,547	2.40%	241,568	1,872	3.10%
Other(3)	2,416,575	4,643	0.77%	2,317,031	5,168	0.89%
Total	$18,398,160	$118,032	2.57%	$16,345,928	$108,852	2.66%

Interest-bearing liabilities:
Brokerage client liabilities	$4,956,293	591	0.05%	$4,523,280	$574	0.05%
Bank deposits (2)	9,297,380	2,412	0.10%	7,710,066	2,337	0.12%
Trading instruments sold but not yet purchased(3)	284,339	971	1.37%	106,966	476	1.79%
Stock borrow	113,926	608	2.13%	186,681	491	1.05%
Borrowed funds	461,114	1,353	1.17%	177,519	822	1.86%
Senior notes	1,148,736	19,028	6.63%	662,120	11,046	6.71%
Loans payable of consolidated variable interest entities(3)	71,732	1,063	5.93%	90,088	1,356	6.05%
Other(3)	329,922	1,177	1.43%	141,994	814	2.31%
Total	$16,663,442	$27,203	0.65%	$13,598,714	$17,916	0.53%
Net interest income		$90,829			$90,936

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

Index

Net interest income approximated the prior year period level. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

Net interest income in the PCG segment increased $1 million, or 7%, primarily resulting from increased client margin and client cash balances arising from the Morgan Keegan acquisition. Net interest associated with legacy Raymond James PCG operations was relatively flat as compared to the prior year.

RJ Bank’s net interest income increased $7 million, or 9%, primarily as a result of an increase in average loans outstanding.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Interest income earned on our available for sale securities portfolio approximated the prior period level despite significantly lower yields on the portfolio as compared to the prior year. The average balance of the portfolio increased primarily as a result of the auction rate securities (“ARS”) we acquired in the Morgan Keegan acquisition. Given that the yield on ARS is significantly lower than the yield on other types of available for sale securities, as the proportion of ARS in our available for sale securities portfolio increases, the weighted-average yield on total available for sale securities portfolio decreases.

Interest expense on our senior notes increased approximately $8 million over the prior year.  The increase results from the interest expense associated with our March 2012 issuance of $350 million 6.9% senior notes and $250 million 5.625% senior notes. Both of the March 2012 debt offerings were part of our financing activities associated with funding the Morgan Keegan acquisition which closed on April 2, 2012.

Index

Six months ended March 31, 2013 compared with the six months ended March 31, 2012 - Net interest

The following table presents average balance data and interest income and expense data, as well as the related net interest income:

	Six months ended March 31,
	2013			2012
	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,792,510	$31,104	3.47%	$1,516,408	$26,954	3.55%
Assets segregated pursuant to regulations and other segregated assets	2,976,983	4,146	0.28%	3,265,741	4,384	0.27%
Bank loans, net of unearned income (2)	8,464,963	171,913	4.02%	7,085,444	149,609	4.17%
Available for sale securities	742,440	4,204	1.13%	549,421	4,183	1.52%
Trading instruments(3)	871,035	11,186	2.56%	579,852	8,141	2.80%
Stock loan	326,971	3,342	2.04%	697,832	5,021	1.44%
Loans to financial advisors(3)	431,082	4,673	2.17%	238,208	3,849	3.23%
Other(3)	2,181,750	10,590	0.96%	2,391,903	8,807	0.74%
Total	$17,787,734	$241,158	2.71%	$16,324,809	$210,948	2.58%

Interest-bearing liabilities:
Brokerage client liabilities	$4,664,428	1,140	0.05%	$4,504,363	$1,183	0.05%
Bank deposits (2)	9,014,760	4,888	0.11%	7,804,209	4,580	0.12%
Trading instruments sold but not yet purchased(3)	266,945	1,768	1.32%	117,928	999	1.69%
Stock borrow	126,563	1,112	1.76%	189,690	951	1.00%
Borrowed funds	403,651	2,667	1.32%	202,464	1,792	1.77%
Senior notes	1,148,712	38,094	6.63%	605,513	20,353	6.72%
Loans payable of consolidated variable interest entities(3)	75,001	2,112	5.63%	93,314	2,661	5.70%
Other(3)	348,928	3,443	1.97%	170,179	1,437	1.69%
Total	$16,048,988	$55,224	0.69%	$13,687,660	$33,956	0.50%
Net interest income		$185,934			$176,992

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

Net interest income increased $9 million, or 5%, as compared to the prior year. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

Net interest income in the PCG segment increased $4 million, or 12%, primarily resulting from increased client margin and client cash balances arising from the Morgan Keegan acquisition. Net interest associated with legacy Raymond James PCG operations was relatively flat as compared to the prior year.

RJ Bank’s net interest income increased $22 million, or 15%, primarily as a result of an increase in average loans outstanding.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Index

Interest income earned on our available for sale securities portfolio approximated the prior period level despite significantly lower yields on the portfolio as compared to the prior year. The average balance of the portfolio increased primarily as a result of the ARS we acquired in the Morgan Keegan acquisition. Given that the yield on ARS is significantly lower than the yield on other types of available for sale securities, as the proportion of ARS in our available for sale securities portfolio increases, the weighted-average yield on total available for sale securities portfolio decreases.

Interest expense on our senior notes increased approximately $18 million over the prior year.  The increase results from the interest expense associated with our March 2012 issuance of $350 million 6.9% senior notes and $250 million 5.625% senior notes. Both of the March 2012 debt offerings were part of our financing activities associated with funding the Morgan Keegan acquisition which closed on April 2, 2012.

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2013	% change	2012	2013	% change	2012
	($ in thousands)
Revenues:
Securities commissions and fees:
Equities	$75,577	16%	$65,186	$148,758	21%	$122,881
Fixed income products	23,111	59%	14,495	47,464	62%	29,288
Mutual funds	158,170	30%	121,888	302,832	33%	227,081
Fee-based accounts	246,695	36%	181,570	489,263	39%	351,125
Insurance and annuity products	87,669	35%	64,917	170,987	32%	129,065
New issue sales credits	23,963	16%	20,607	51,418	23%	41,926
Sub-total securities commissions and fees	615,185	31%	468,663	1,210,722	34%	901,366
Interest	21,964	9%	20,213	46,107	16%	39,657
Account and service fees:
Client account and service fees	39,269	18%	33,192	81,866	27%	64,603
Mutual fund and annuity service fees	40,862	28%	31,897	79,245	24%	63,890
Client transaction fees	4,207	(41)%	7,131	8,058	(42)%	13,986
Correspondent clearing fees	708	(10)%	784	1,411	(5)%	1,491
Account and service fees – all other	68	1%	67	133	19%	112
Sub-total account and service fees	85,114	16%	73,071	170,713	18%	144,082
Other	4,497	(23)%	5,819	12,032	7%	11,279
Total revenues	726,760	28%	567,766	1,439,574	31%	1,096,384

Interest expense	2,287	25%	1,829	5,755	53%	3,754
Net revenues	724,473	28%	565,937	1,433,819	31%	1,092,630

Non-interest expenses:
Sales commissions	442,859	27%	349,969	874,608	31%	669,006
Admin & incentive compensation and benefit costs	121,951	28%	95,280	242,072	32%	183,912
Communications and information processing	40,662	63%	24,947	79,005	77%	44,745
Occupancy and equipment	27,753	46%	18,999	56,555	54%	36,697
Business development	15,066	2%	14,841	32,691	14%	28,630
Clearance and other	23,480	50%	15,652	43,275	27%	33,983
Total non-interest expenses	671,771	29%	519,688	1,328,206	33%	996,973
Pre-tax income	$52,702	14%	$46,249	$105,613	10%	$95,657

Margin on net revenues	7.3%		8.2%	7.4%		8.8%

Index

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

The PCG business of the Morgan Keegan broker-dealer operated on its historic Morgan Keegan platform until mid-February 2013, when all of the financial advisors and client accounts were transferred off of the Morgan Keegan platform and onto the RJ&A platform. With this integration of the historic Morgan Keegan PCG operations complete, comparisons of current period results of legacy RJ&A or Morgan Keegan PCG to their results prior to the conversion are no longer meaningful.

Revenues of the PCG segment are correlated with total client assets under administration as well as the overall U.S. equities markets.  As of March 31, 2013, total PCG client assets under administration amounted to $388 billion, an increase of approximately 5% over the preceding quarter ended December 31, 2012 and up 34% over the $289 billion as of March 31, 2012; $66 billion of the year over year increase resulted from our acquisition of Morgan Keegan.

The following table presents a summary of Private Client Group financial advisors and investment advisor representatives as of the dates indicated:

	Employees	Independent contractors	Investment advisor representatives (1)	March 31, 2013 total	September 30, 2012 total	March 31, 2012 total
RJ&A	2,191	—	—	2,191	1,335	1,327
MK & Co. (2)	—	—	—	—	892	—
Raymond James Financial Services, Inc. (“RJFS”)	—	3,240	257	3,497	3,467	3,448
Raymond James Ltd. (“RJ Ltd.”)	180	268	—	448	473	458
Raymond James Investment Services Limited (“RJIS”)	—	71	90	161	163	165
Total financial advisors and investment advisor representatives	2,371	3,579	347	6,297	6,330	5,398

(1)	Investment advisor representatives with custody only relationships.

(2)
We acquired MK & Co. on April 2, 2012. We successfully integrated the PCG operations of Morgan Keegan onto the RJ&A platform in mid-February 2013. At that time, 863 financial advisors of Morgan Keegan became RJ&A financial advisors.

Index

Quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 – Private Client Group

Net revenues increased $159 million, or 28%, while pre-tax income increased $6 million, or 14%. PCG’s pre-tax margin on net revenues decreased to 7.3% as compared to the prior year quarter’s 8.2%.

Securities commissions and fees increased $147 million, or 31%.  A significant portion of this increase resulted from our acquisition of Morgan Keegan on April 2, 2012, which brought over 900 financial advisors into PCG, 863 of whom were retained through the February, 2013 integration of the Morgan Keegan operations into those of RJ&A. Including Morgan Keegan, we have realized a 17% increase in the number of PCG financial advisors and investment advisor representatives as of March 31, 2013 as compared to March 31, 2012. Client assets under administration increased to $388 billion, an increase of $18 billion, or 5%, compared to the December 31, 2012 level, and an increase of $99 billion or 34% compared to March 31, 2012. The year over year increase in client assets is in large part ($66 billion) a result of the Morgan Keegan acquisition. The remainder of the increase was driven by the equity market conditions in the U.S., which were generally improved as compared to the prior year.

Client account and service fee revenues increased $6 million, or 18%, over the prior year quarter. The increase primarily results from an increase in the fees we receive, in lieu of interest earnings, from our multi-bank sweep program. Balances in this program increased primarily as a result of the addition of Morgan Keegan client accounts. In addition, annual fees associated with individual retirement accounts (“IRAs”) increased as a result of additional Morgan Keegan client accounts.

Mutual fund and annuity service fees increased $9 million, or 28%, primarily as a result of an increase in mutual fund omnibus fees, education and marketing support (“EMS”) fees, and no-transaction-fee (“NTF”) program revenues, all of which are paid to us by the mutual fund companies whose products we distribute.  During the past year we implemented changes in the data sharing arrangements with many mutual fund companies, converting from a networking to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate us for the additional reporting requirements performed by the broker-dealer under omnibus arrangements.  Effective with our mid-February 2013 platform integration, the former Morgan Keegan client mutual fund investments are now eligible for our omnibus and EMS programs.

Partially offsetting the increases in revenues described above, client transaction fees decreased $3 million, or 41%, primarily as a result of certain mutual fund relationships converting over the past year to a NTF program and an April 2012 reduction in transaction fees associated with certain non-managed fee-based accounts.  Under the mutual fund NTF program, we receive increased fees from mutual fund companies which are included within mutual fund and annuity service fee revenue described above, but our clients no longer pay us transaction fees on mutual fund trades within certain of our managed programs.

Total segment revenues increased 28%. The portion of total segment revenues that we consider to be recurring is approximately 65% at March 31, 2013, which approximates the prior year level.  Recurring commission and fee revenues include asset based fees, trailing commissions from mutual funds, variable annuities and insurance products, mutual fund service fees, fees earned on funds in our multi-bank sweep program, and interest. Assets in fee-based accounts as of March 31, 2013 were $113 billion, an increase of 2% over the balances as of December 31, 2012, and 31% as compared to the $86 billion as of March 31, 2012.  A significant portion of the increase in assets in fee-based accounts as compared to the prior year results from the addition of assets in the fee-based accounts of Morgan Keegan clients.

PCG net interest increased $1 million, or 7%, primarily resulting from increased client margin and client cash balances arising from the Morgan Keegan acquisition. Client cash balances have increased 12% and client margin balances have increased 18% as compared to March 31, 2012 levels.

Non-interest expenses increased $152 million, or 29%, over the prior year quarter.  Sales commission expense increased $93 million, or 27%, generally consistent with the 31% increase in commission and fee revenues.  Administrative and incentive compensation expenses increased $27 million, or 28%. This increase resulted primarily from the increases in salaries and benefits expense due to the increased support staff and information technology and operations headcount arising from the addition of the Morgan Keegan associates.

Communications and information processing expense increased $16 million, or 63%. Computer software development costs and other information technology related costs, which include consulting expenses, increased over $12 million as compared to the prior year quarter as a result of various information technology enhancements to existing platforms, costs associated with two platforms, and additional reporting requirements, including regulatory requirements and those under omnibus arrangements (refer to the increase in mutual fund and annuity service fee revenue arising from these arrangements discussed above).

Index

Occupancy and equipment expense increased $9 million, or 46%, primarily due to rent and other facility related expenses, associated with the increase of approximately 140 branch office locations resulting from the Morgan Keegan acquisition.

Clearance and other expenses increased $8 million, or 50%. These expense increases can generally be attributed to clearing and floor brokerage expenses resulting from the additional volume of client accounts and transactions arising from the Morgan Keegan acquisition as well as growth in our legacy operations.

Six months ended March 31, 2013 compared with the six months ended March 31, 2012 - Private Client Group

Net revenues increased $341 million, or 31%, while pre-tax income increased $10 million, or 10%. PCG’s pre-tax margin on net revenues decreased to 7.4% as compared to 8.8% in the comparable prior year period.

Securities commissions and fees increased $309 million, or 34%.  A significant portion of this increase resulted from our acquisition of Morgan Keegan on April 2, 2012, which brought over 900 financial advisors into PCG, 863 of whom were retained through the February, 2013 integration of the Morgan Keegan operations into those of RJ&A. Including Morgan Keegan, we have realized a 17% increase in the number of PCG financial advisors as of March 31, 2013 as compared to March 31, 2012. Client assets under administration increased $99 billion, or 34%, compared to the March 31, 2012 level, to $388 billion, in large part ($66 billion) as a result of the Morgan Keegan acquisition. The remainder of the increase was driven by equity market conditions in the U.S., which were generally improved as compared to the prior year.

Client account and service fee revenues increased $17 million or 27%, over the prior year. The increase primarily results from an increase in the fees we receive, in lieu of interest earnings, from our multi-bank sweep program. Balances in this program increased primarily as a result of the addition of Morgan Keegan client accounts. In addition, annual fees associated with IRAs increased as a result of additional Morgan Keegan client accounts.

Mutual fund and annuity service fees increased $15 million, or 24%, primarily as a result of an increase in mutual fund omnibus fees, education and marketing support fees, and NTF program revenues, all of which are paid to us by the mutual fund companies whose products we distribute.  During the past year we implemented changes in the data sharing arrangements with many mutual fund companies, converting from a networking to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate us for the additional reporting requirements performed by the broker-dealer under omnibus arrangements.  Effective with our mid-February 2013 platform integration, the former Morgan Keegan client mutual fund investments are now eligible for our omnibus and EMS programs.

Partially offsetting the increases in revenues described above, client transaction fees decreased $6 million, or 42%, primarily as a result of certain mutual fund relationships converting over the past year to a NTF program and an April 2012 reduction in transaction fees associated with certain non-managed fee-based accounts.  Under the mutual fund NTF program, we receive increased fees from mutual fund companies which are included within mutual fund and annuity service fee revenue described above, but our clients no longer pay us transaction fees on mutual fund trades within certain of our managed programs.

Total segment revenues increased 31%. The portion of total segment revenues that we consider to be recurring is approximately 65% at March 31, 2013, slightly higher than the September 30, 2012 level of 64%.  Recurring commission and fee revenues include asset based fees, trailing commissions from mutual funds, variable annuities and insurance products, mutual fund service fees, fees earned on funds in our multi-bank sweep program, and interest. Assets in fee-based accounts as of March 31, 2013 were $113 billion, an increase of 4% over the balances as of September 30, 2012.

PCG net interest increased $4 million, or 12%, primarily resulting from increased client margin and client cash balances arising from the Morgan Keegan acquisition. Client cash balances have increased 12% and client margin balances have increased 18% as compared to March 31, 2012 levels.

Non-interest expenses increased $331 million, or 33%, over the prior year period.  Sales commission expense increased $206 million, or 31%, generally consistent with the increase in commission and fee revenues.  Administrative and incentive compensation expenses increased $58 million, or 32%. This increase resulted primarily from the increases in salaries and benefits expense due to the increased support staff and information technology and operations headcount arising from the addition of the Morgan Keegan associates.

Index

Communications and information processing expense increased $34 million, or 77%. Computer software development costs and other information technology related costs, which include consulting expenses, increased over $27 million as compared to the prior year period as a result of various information technology enhancements to existing platforms and additional reporting requirements, including regulatory requirements and those under omnibus arrangements (refer to the increase in mutual fund and annuity service fee revenue arising from these arrangements discussed above).

Occupancy and equipment expense increased $20 million, or 54%, primarily due to rent and other facility related expenses, associated with the increase of approximately 140 branch office locations resulting from the Morgan Keegan acquisition.

Business development expense increased $4 million, or 14%, primarily due to increases in travel and related costs arising from the increased number of financial advisors and other associates resulting from the Morgan Keegan acquisition.

Clearance and other expenses increased $9 million, or 27%. These expense increases can generally be attributed to clearing and floor brokerage expenses resulting from the additional volume of client accounts and transactions arising from the Morgan Keegan acquisition as well as growth in our legacy operations.

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2013	% change	2012	2013	% change	2012
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$65,270	17%	$55,879	$119,477	14%	$105,236
Fixed income	86,995	142%	35,984	177,949	164%	67,496
Sub-total institutional sales commissions	152,265	66%	91,863	297,426	72%	172,732
Securities underwriting fees	27,742	21%	23,014	54,756	46%	37,489
Tax credit funds syndication fees	4,686	(58)%	11,202	8,955	(43)%	15,677
Mergers & acquisitions fees	16,692	(4)%	17,438	64,757	81%	35,869
Private placement fees	2,422	27%	1,903	7,516	97%	3,821
Trading profits	6,263	(39)%	10,248	13,559	(22)%	17,381
Interest	5,238	21%	4,319	11,309	30%	8,666
Other	4,784	(7)%	5,139	9,368	(3)%	9,656
Total revenues	220,092	33%	165,126	467,646	55%	301,291
Interest expense	4,442	33%	3,342	8,718	34%	6,492
Net revenues	215,650	33%	161,784	458,928	56%	294,799

Non-interest expenses:
Sales commissions	58,382	90%	30,711	117,795	101%	58,699
Admin & incentive compensation and benefit costs	97,634	20%	81,116	207,849	40%	148,984
Communications and information processing	16,677	37%	12,151	32,551	35%	24,182
Occupancy and equipment	8,684	37%	6,332	17,165	38%	12,414
Business development	10,074	28%	7,846	19,855	23%	16,086
Losses of real estate partnerships held by consolidated variable interest entities	12,751	23%	10,338	16,057	16%	13,789
Impairment of goodwill associated with RJES	6,933	NM	—	6,933	NM	—
Clearance and all other	5,426	29%	4,196	15,772	89%	8,358
Total non-interest expenses	216,561	42%	152,690	433,977	54%	282,512
Income (loss) before taxes and including noncontrolling interests	(911)	(110)%	9,094	24,951	103%	12,287
Noncontrolling interests	(16,218)		(12,918)	(21,963)		(19,726)
Pre-tax income excluding noncontrolling interests	$15,307	(30)%	$22,012	$46,914	47%	$32,013

Index

The Capital Markets segment consists primarily of equity and fixed income products and services.  The activities include institutional sales and trading in the U.S., Canada and Europe; management of and participation in public offerings; financial advisory services, including private placements and merger and acquisition services; public finance activities; and the syndication and related management of investment partnerships designed to yield returns in the form of low-income housing tax credits to institutions.  We provide securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions are driven primarily through trade volume, resulting from a combination of participation in public offerings, general market activity and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients.  Revenues from investment banking activities are driven principally by our role in the offering and the number and dollar value of the transactions with which we are involved.  This segment also includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the OTC and Canadian markets.  This trading involves the purchase of securities from, and the sale of securities to, our clients as well as other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients.  Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices, as well as market trends for the individual securities during the period we hold them.

Certain of the Capital Markets businesses of Morgan Keegan were immediately integrated into RJ&A’s operations on the date of acquisition. Other Morgan Keegan Capital Markets businesses were integrated into RJ&A over time. Morgan Keegan equity capital markets and fixed income operations are included in the current year results, therefore, comparisons of our legacy capital markets operations, especially fixed income operations, to our current operations, are not meaningful. As of mid-February 2013, all of the MK & Co. Capital Markets businesses have been integrated into RJ&A .

Quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 – Capital Markets

Pre-tax income in the Capital Markets segment decreased $7 million, or 30%.

Our fixed income revenues were significantly higher for the current period as compared to the prior year quarter primarily driven by the acquisition of Morgan Keegan. The combination of our former fixed income operations with Morgan Keegan’s fixed income operations results in a combined department that is approximately three times the size of our legacy fixed income business.

Net revenues increased by $54 million, or 33%, primarily resulting from a $51 million, or 142%, increase in institutional fixed income sales commissions, a $9 million, or 17%, increase in institutional equity sales commissions, and a $5 million, or 21%, increase in securities underwriting fees. These increases are partially offset by a $7 million, or 58%, decrease in tax credit fund syndication fee revenues and a $4 million, or 39%, decrease in trading profits.

The increase in fixed income institutional sales commissions over the prior year quarter are primarily due to the increased size of our fixed income operations after the Morgan Keegan acquisition. Our significantly larger public finance fixed income operations as a result of the Morgan Keegan acquisition produced a $10 million increase in our revenues, which favorably impacted both our investment banking revenues and our securities commissions and fees. Fixed income results were negatively impacted by difficult trading conditions in the municipal bond market.

The number of lead and co-managed underwritings, as well as merger & acquisition transactions, during the current period increased in our U.S. operations as compared to the prior year quarter, however the resulting revenues approximated the prior year quarter levels as the average amount of the capital raised was significantly lower.  Capital markets activities in our Canadian operations remained sluggish in the current period, continuing to reflect the adverse market conditions which existed throughout the prior fiscal year.

Despite our significantly enhanced fixed income trading capacity after the Morgan Keegan acquisition, our trading profit results for the current period, while positive overall, were less than the prior year quarter. The decrease results primarily from the trading of municipal fixed income instruments, a portfolio segment in which we experienced particularly strong trading profits in the prior year quarter and is currently negatively impacted by market conditions.

The decrease in tax credit syndication fee revenues result from significantly lower volume of equity investments sold in the current period as compared to those sold in what was an especially strong prior year quarter.

Index

Non-interest expenses increased $64 million, or 42%, over the prior year quarter.  The addition of the Morgan Keegan fixed income operations results in increases in a number of the components of non-interest expenses, the most significant of which are described below. Sales commission expense increased $28 million, or 90%, which is directly correlated to the increase in overall institutional sales commission revenues of 66%, and includes the shift to a higher percentage of fixed income sales which have higher commissions. Administrative and incentive compensation and benefit expense increased $17 million, or 20%, primarily driven by the significant increase in personnel from the Morgan Keegan acquisition.

During the current quarter, we concluded that the goodwill associated with the RJES joint venture was completely impaired. RJES provides research coverage on European corporations as well as having sales and trading operations. The total impairment expense in the current period is $6.9 million, however, since we did not own 100% of RJES as of March 31, 2013, $2.3 million of this expense is attributable to others and is included in the offsetting noncontrolling interests amount attributable to others. Therefore the net impact of this goodwill impairment on the pre-tax results after consideration of amounts attributable to noncontrolling interests is $4.6 million. Refer to the goodwill section of this Item 2 and Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on this goodwill impairment expense.

The segment results include the losses of real estate partnerships held by consolidated variable interest entities (“VIEs”). These losses result directly from the consolidation of certain low-income housing tax credit funds. Since we only hold an insignificant interest in these consolidated funds, nearly all of these losses are attributable to others and are therefore included in the offsetting noncontrolling interests attributable to others. Despite the significant increase in this expense as compared to the prior period, the amount of this expense impacting the pre-tax results after consideration of amounts attributable to others remains insignificant. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on the consolidation of variable interest entities.

This segment includes the consolidation of RJES and the impact of consolidating certain low-income housing tax credit funds, which impacts other revenue, interest expense, and losses of real estate partnerships held by consolidated VIEs. Noncontrolling interests reflects the portion of these consolidated entities which we do not own.  Total segment expenses attributable to noncontrolling interest increased by $3 million as compared to the prior year quarter primarily as a result of the portions of the RJES goodwill impairment expense attributable to others as well as the increase in losses of real estate partnerships held by VIEs.

Six months ended March 31, 2013 compared with the six months ended March 31, 2012 - Capital Markets

Pre-tax income in the Capital Markets segment increased $15 million, or 47%.

Our fixed income revenues were significantly higher for the current period as compared to the prior year period primarily driven by the April, 2012 acquisition of Morgan Keegan. The combination of our former fixed income operations with Morgan Keegan’s fixed income operations results in a combined department that is approximately three times the size of our legacy fixed income business.

Net revenues increased by $164 million, or 56%, primarily resulting from a $110 million, or 164%, increase in institutional fixed income sales commissions, a $29 million, or 81%, increase in merger and acquisition fees, a $17 million, or 46%, increase in securities underwriting fees, a $14 million, or 14%, increase in institutional equity sales commissions, and a $4 million, or 97%, increase in private placement fees. These increases are partially offset by a $7 million, or 43%, decrease in tax credit fund syndication fee revenues and a $4 million, or 22%, decrease in trading profits.

The increase in fixed income institutional sales commissions over the prior year are primarily due to the increased size of our fixed income operations after the Morgan Keegan acquisition. Our significantly larger public finance fixed income operations as a result of the Morgan Keegan acquisition produced a $24 million increase in our revenues, which favorably impacted both our investment banking revenues and our securities commissions and fees.

The number of lead and co-managed underwritings, as well as merger & acquisition transactions, during the current year have increased significantly in our U.S. operations as compared to the prior year.  In the latter part of the first quarter of our fiscal 2013, concerns related to the then pending fiscal cliff crisis had, at least in part, a favorable impact on our equity capital markets business as underwriting and merger and acquisition activity improved significantly as issuers sought to complete certain equity transactions in advance of any anticipated tax law changes. The activity levels experienced in the first quarter of fiscal year 2013 slowed considerably in the second fiscal quarter. For the current period, the most significant increases in merger and acquisition fees by sector, as compared to the prior year period, occurred in the energy, consumer and retail, government services, technology & communications, and the industrial growth sectors. Capital markets activities in our Canadian operations have remained sluggish in the current year, continuing to reflect the adverse market conditions which existed throughout the prior fiscal year.

Index

Despite our significantly enhanced fixed income trading capacity after the Morgan Keegan acquisition, our trading profit results for the current year, while positive overall, have been unfavorably impacted by adverse conditions in the municipal fixed income market. This market has been impacted during the current year by a number of factors. Municipal fixed income markets were negatively impacted during December 2012 by discussions and rumors regarding potential changes in the tax laws pertaining to limits, or caps, on the tax-exempt advantages of municipal fixed income instruments (the “fiscal cliff”). In response to these uncertainties, interest rates on municipal securities increased during December 2012 which negatively impacted our trading results during the period. Coupled with what were strong municipal fixed income trading results in the prior year period, our trading profits reflect unfavorable year over year comparisons.

The decrease in tax credit syndication fee revenues result from significantly lower volume of equity investments sold in the current period as compared to those sold in what was an especially strong prior year period.

Non-interest expenses increased $151 million, or 54%, over the prior year primarily driven by the addition of the Morgan Keegan fixed income operations.  Sales commission expense increased $59 million, or 101%, which is directly correlated to the increase in overall institutional sales commission revenues of 72%, and includes the shift to a higher percentage of fixed income sales which have higher commissions. Administrative and incentive compensation and benefit expense increased $59 million, or 40%, primarily driven by the significant increase in personnel from the Morgan Keegan acquisition. The increase in clearance and other expense of $7 million results from the allocation of certain general and administrative and back office clearing expenses associated with the increased fixed income volume between the PCG segment and this capital markets segment, as well as amortization expense in the current period arising from certain intangible assets acquired in the Morgan Keegan acquisition.

During the current period, we incurred impairment expense associated with the RJES operations of $6.9 million. However, since we did not own 100% of RJES as of March 31, 2013, $2.3 million of this expense is attributable to others and is included in the offsetting noncontrolling interests amount attributable to others. Therefore the net impact of this goodwill impairment on the pre-tax results after consideration of amounts attributable to noncontrolling interests is $4.6 million. Refer to the goodwill section of this Item 2 and Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on this goodwill impairment expense.

The segment results include the losses of real estate partnerships held by consolidated VIEs. These losses result directly from the consolidation of certain low-income housing tax credit funds. Since we only hold an insignificant interest in these consolidated funds, nearly all of these losses are attributable to others and are therefore included in the offsetting noncontrolling interests attributable to others. Despite the significant increase in this expense as compared to the prior period, the amount of this expense impacting the pre-tax results after consideration of amounts attributable to others remains insignificant. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on the consolidation of variable interest entities.

This segment includes the consolidation of RJES and the impact of consolidating certain low-income housing tax credit funds, which impacts other revenue, interest expense, and losses of real estate partnerships held by consolidated VIEs. Noncontrolling interests reflects the portion of these consolidated entities which we do not own.  Total segment expenses attributable to noncontrolling interest increased by $2 million as compared to the prior year period in part a result of the portions of the RJES goodwill impairment expense attributable to others as well as the increase in losses of real estate partnerships held by VIEs.

Index

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2013	% change	2012	2013	% change	2012
	($ in thousands)
Revenues:
Investment advisory fees	$58,082	20%	$48,538	$113,033	18%	$96,055
Other	11,459	18%	9,679	22,137	17%	18,957
Total revenues	69,541	19%	58,217	135,170	18%	115,012

Expenses:
Admin & incentive compensation and benefit costs	23,483	16%	20,317	45,186	12%	40,302
Communications and information processing	4,837	16%	4,165	8,608	8%	7,967
Occupancy and equipment	1,133	39%	817	2,084	20%	1,738
Business development	2,054	24%	1,660	4,038	14%	3,540
Investment sub-advisory fees	7,401	14%	6,509	14,577	15%	12,681
Other	9,020	13%	7,980	17,520	11%	15,746
Total expenses	47,928	16%	41,448	92,013	12%	81,974
Income before taxes and including noncontrolling interests	21,613	29%	16,769	43,157	31%	33,038
Noncontrolling interests	753		148	1,354	124%	604
Pre-tax income excluding noncontrolling interests	$20,860	26%	$16,621	$41,803	29%	$32,434

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

Managed Programs

As of March 31, 2013, approximately 82% of investment advisory fees recorded in this segment are earned from assets held in managed programs.  Of these revenues, approximately 55% of our investment advisory fees recorded in a quarter are determined based on balances at the beginning of a quarter, approximately 30% are based on balances at the end of the quarter and the remaining 15% are computed based on average assets throughout the quarter.

Index

The following table reflects financial assets under management in managed programs that significantly impact segment results at the dates indicated:

	March 31, 2013	December 31, 2012	September 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(in millions)
Assets under management:
Eagle Asset Management, Inc.	$22,496	$20,575	$19,986	$20,400	$17,828	$16,092
Raymond James Consulting Services	11,042	9,407	9,443	9,121	8,634	8,356
Unified Managed Accounts (“UMA”)	3,917	3,067	2,855	2,486	2,054	1,677
Freedom Accounts & other managed programs	14,851	12,268	11,884	11,168	10,115	9,523
ClariVest Asset Management, LLC (1)	3,222	3,112	—	—	—	—
Sub-total assets under management	55,528	48,429	44,168	43,175	38,631	35,648
Less: Assets managed for affiliated entities	(4,520)	(4,235)	(4,185)	(3,864)	(3,703)	(3,579)
Sub-total net assets under management	51,008	44,194	39,983	39,311	34,928	32,069
Morgan Keegan managed fee-based assets (2)	—	2,333	2,801	—	—	—
Total assets under management	$51,008	$46,527	$42,784	$39,311	$34,928	$32,069

(1)	Eagle acquired a 45% interest in ClariVest on December 24, 2012.

(2)
Revenues generated from April 2, 2012 (the “Closing Date” of the Morgan Keegan acquisition) through mid-February 2013 (the platform conversion date to RJ&A) arising from assets in what were during such time Morgan Keegan managed fee-based programs, were included in the PCG segment. These assets were managed by unaffiliated portfolio managers.

The following table summarizes the activity impacting the total financial assets under management in managed programs (excluding activity in assets managed for affiliated entities and Morgan Keegan managed fee-based assets for the periods prior to the conversion of Morgan Keegan accounts to the RJ&A platform) for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	(in millions)
Assets under management at beginning of period	$44,195	$34,928	$39,983	$32,069
Net inflows of client assets	1,304	1,202	2,126	1,769
Net market appreciation in asset values	3,108	3,181	3,385	5,473
Inflow resulting from ClariVest acquisition (1)	—	—	3,113	—
Inflows resulting from the conversion of Morgan Keegan accounts to the RJ&A platform (2)	2,401	—	2,401	—
Assets under management at end of period	$51,008	$39,311	$51,008	$39,311

(1)	Eagle acquired a 45% interest in ClariVest on December 24, 2012.

(2)	In mid-February 2013, the client accounts of Morgan Keegan were converted onto the RJ&A platform.

Index

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

Non-Managed Programs

As of March 31, 2013, approximately 18% of investment advisory fees revenue recorded in this segment are earned from assets held in non-managed programs and all such investment advisory fees are determined based on balances at the beginning of the quarter.

The following table reflects assets under management in non-managed programs that significantly impact segment results at the dates indicated:

	March 31, 2013	December 31, 2012	September 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(in millions)
Passport	$31,956	$30,446	$30,054	$27,760	$25,371	$24,008
Ambassador	27,434	18,549	17,826	16,310	14,573	13,555
Other non-managed fee-based assets	3,268	3,076	3,153	2,627	2,369	2,196
Sub-total assets under management	62,658	52,071	51,033	46,697	42,313	39,759
Morgan Keegan non-managed fee-based assets (1)	—	6,810	6,772	—	—	—
Total assets under management	$62,658	$58,881	$57,805	$46,697	$42,313	$39,759

(1)
Revenues generated from the Closing Date of the Morgan Keegan acquisition through mid-February 2013 (the platform conversion date to RJ&A) arising from assets in what were during such time Morgan Keegan managed fee-based programs, were included in the PCG segment. These assets were managed by unaffiliated portfolio managers.

The following table summarizes the activity impacting the total financial assets under management in non-managed programs (excluding activity in Morgan Keegan non-managed fee-based assets for the periods prior to the conversion of Morgan Keegan accounts to the RJ&A platform) for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	(in millions)
Assets under management at beginning of period	$52,071	$42,313	$51,033	$39,759
Net inflows of client assets	1,639	1,793	2,729	2,472
Net market appreciation in asset values	2,322	2,591	2,270	4,466
Inflows resulting from the conversion of Morgan Keegan accounts to the RJ&A platform (1)	6,626	—	6,626	—
Assets under management at end of period	$62,658	$46,697	$62,658	$46,697

(1)	In mid-February 2013, the client accounts of Morgan Keegan were converted onto the RJ&A platform.

Index

Quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 – Asset Management

Pre-tax income in the Asset Management segment increased $4 million, or 26%, over the prior year quarter. Investment advisory fee revenue increased by $10 million, or 20%, primarily generated by an increase in assets under management.

Total assets under management in managed programs have increased $11.7 billion, or 30%, since March 31, 2012 resulting from a combination of net inflows of client assets arising from our legacy operations, net market appreciation, and net inflows resulting from both the ClariVest acquisition and the conversion of Morgan Keegan accounts onto the RJ&A platform. Excluding the impact of the increases resulting from the ClariVest acquisition and the conversion of Morgan Keegan accounts onto the RJ&A platform, assets under management in managed programs increased $6.1 billion, or 15%, since March 31, 2012. Investment advisory fees in the current quarter associated with ClariVest were $3 million. Investment advisory fee revenues during the period from the Closing Date of the acquisition until the conversion of the MK & Co. platform onto RJ&A in mid-February 2013 exclude fees arising from fee-based assets in programs managed by Morgan Keegan as the revenues associated with these activities were reflected entirely in our PCG segment. The current year includes an increase in performance fees of $400 thousand as compared to the prior year, such fees are earned when managed funds perform in excess of their benchmark.

Total assets under management in non-managed programs have increased $16.0 billion, or 34%, since March 31, 2012 resulting from a combination of net inflows of client assets arising from our legacy operations, net market appreciation, and net inflows resulting from the conversion of Morgan Keegan accounts onto the RJ&A platform. Excluding the impact of the increases resulting from the conversion of Morgan Keegan accounts onto the RJ&A platform, assets under management in non-managed programs increased $9.3 billion, or 20%, since March 31, 2012.

Other revenue increased by over $2 million, or 18%, primarily resulting from an increase in fee income generated by our Raymond James Trust (“RJT”) subsidiary reflecting a 23% increase in RJT client assets as compared to the prior year.

Expenses increased by approximately $6 million, or 16%, resulting from a $3 million, or 16%, increase in administrative and performance based incentive compensation, a $1 million, or16% increase in communications and information processing expense, a $1 million, or 14%, increase in investment sub-advisory fees, and a $1 million, or 13%, increase in other expenses.  The increase in administrative and performance based incentive compensation is a result of the combination of increases in salary expenses resulting from the addition of ClariVest, annual increases and additions to staff associated with our legacy operations, as well as an increase in performance compensation which is directly related to the increase in investment advisory fee revenues. The increase in communications and information processing expense is primarily a result of the addition of the ClariVest operations. The increase in investment sub-advisory fee expense is directly related to the increase in advisory fees paid to the external managers associated with certain assets included within the UMA program. The increase in other expense is primarily due to increases in the costs incurred so that certain funds sponsored by Eagle are available as investment choices on the platforms of other broker-dealers.

Six months ended March 31, 2013 compared with the six months ended March 31, 2012 -Asset Management

Pre-tax income in the Asset Management segment increased $9 million, or 29%. Investment advisory fee revenue increased by $17 million, or 18%, generated by an increase in assets under management.  Assets under management in both managed and non-managed programs have increased substantially since the prior year. Refer to the tables above for information regarding the increases in the balances of assets under management.

Other revenue increased by over $3 million, or 17%, primarily resulting from an increase in fee income generated by our RJT subsidiary reflecting a 23% increase in RJT client assets as compared to the prior year.

Expenses increased by approximately $10 million, or 12%, resulting from a $5 million, or 12%, increase in administrative and performance based incentive compensation, a $2 million, or 15%, increase in investment sub-advisory fees, and a $2 million, or 11%, increase in other expenses.  The increase in administrative and performance based incentive compensation is a result of the combination of increases in salary expenses resulting from the addition of ClariVest, annual increases and additions to staff associated with our legacy operations, as well as an increase in performance compensation which is directly related to the increase in investment advisory fee revenues. The increase in investment sub-advisory fee expense is directly related to the increase in advisory fees paid to the external managers associated with certain assets included within the UMA program. The increase in other expense is primarily due to increases in the costs incurred so that certain funds sponsored by Eagle are available as investment choices on the platforms of other broker-dealers.

Index

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2013	% change	2012	2013	% change	2012
	($ in thousands)
Revenues:
Interest income	$87,621	9%	$80,581	$177,995	14%	$155,674
Interest expense	(2,424)	3%	(2,343)	(5,052)	7%	(4,707)
Net interest income	85,197	9%	78,238	172,943	15%	150,967
Other income	2,200	(14)%	2,555	3,876	(21)%	4,878
Net revenues	87,397	8%	80,793	176,819	13%	155,845

Non-interest expenses:
Compensation and benefits	5,344	21%	4,419	10,172	18%	8,599
Communications and information processing	785	16%	677	1,455	2%	1,431
Occupancy and equipment	272	29%	211	540	41%	382
Provision for loan losses	3,737	(27)%	5,154	6,660	(47)%	12,610
FDIC insurance premiums	1,375	6%	1,297	2,831	14%	2,483
Affiliate deposit account servicing fees	7,762	18%	6,551	14,733	20%	12,319
Other	3,846	(26)%	5,171	8,209	7%	7,705
Total non-interest expenses	23,121	(2)%	23,480	44,600	(2)%	45,529
Pre-tax income	64,276	12%	$57,313	$132,219	20%	$110,316
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

Index

The tables below present certain credit quality trends for corporate loans and residential/consumer loans:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	(in thousands)
Net loan (charge-offs)/recoveries:
Commercial and Industrial (“C&I”) loans	$(460)	$(2,068)	$(550)	$(5,217)
Commercial real estate (“CRE”) loans	529	(882)	1,073	(452)
Residential/mortgage loans	(1,350)	(5,107)	(4,189)	(8,052)
Consumer loans	(67)	5	(62)	(28)
Total	$(1,348)	$(8,052)	$(3,728)	$(13,749)

	March 31, 2013	September 30, 2012
	(in thousands)
Allowance for loan losses:
Loans held for investment:
C&I loans	$98,707	$92,409
CRE construction loans	1,016	739
CRE loans	28,732	27,546
Residential/mortgage loans	20,961	26,138
Consumer loans	870	709
Total	$150,286	$147,541

Nonperforming assets:
Nonperforming loans:
C&I loans	$29,736	$19,517
CRE loans	3,264	8,404
Residential mortgage loans:
Residential mortgage loans	80,591	78,372
Home equity loans/lines	450	367
Total nonperforming loans	114,041	106,660
Other real estate owned:
CRE	226	4,902
Residential:
First mortgage	3,999	3,316
Home equity	—	—
Total other real estate owned	4,225	8,218
Total nonperforming assets	$118,266	$114,878

Total loans:
Loans held for sale, net(1)	$101,274	$160,515
Loans held for investment:
C&I loans	5,225,544	5,018,831
CRE construction loans	65,815	49,474
CRE loans	1,099,483	936,450
Residential mortgage loans	1,698,617	1,691,986
Consumer loans	433,351	352,495
Net unearned income and deferred expenses	(57,553)	(70,698)
Total loans held for investment	8,465,257	7,978,538
Total loans	$8,566,531	$8,139,053

(1)	Net of unearned income and deferred expenses.

Index

Quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 – RJ Bank

Pre-tax income generated by the RJ Bank segment increased $7 million, or 12%.  The improvement in pre-tax income was primarily attributable to an increase of $7 million, or 8%, in net revenues and a $1 million, or 27%, decrease in the provision for loan losses, offset by a $1 million, or 6%, increase in non-interest expenses (excluding provision for loan losses).

Net interest income increased $7 million, primarily as a result of a $1.7 billion increase in average interest-earning banking assets. This increase in average interest-earning banking assets was driven by a $1.4 billion increase in average loans, a $229 million increase in average cash and a $119 million increase in average available for sale securities. The significant increase in average loans as compared to the prior year quarter resulted from a strong corporate lending market, including our Canadian lending operation (which began in late February 2012), and the recently introduced securities based lending product. The yield on interest-earning banking assets decreased to 3.37% from 3.66% in the prior year due to declines in both the loan and investment yields as well as an increase in lower yielding average cash balances. The loan portfolio yield decreased to 3.92% from 4.25% in the prior year due to a reduction in the corporate loan portfolio yield resulting from tightened spreads and the repricing of existing loans at lower rates. In addition, there was a decline in the residential mortgage loan portfolio yield resulting from adjustable rate loans resetting at lower rates. As a result of the decrease in the yield of the average interest-earning assets, the net interest margin decreased to 3.28% from 3.55%.

Corresponding to the increase in interest-earning banking assets, average interest-bearing banking liabilities increased $1.6 billion to $9.4 billion.

The provision for loan losses was positively impacted by improved economic conditions, which led to a decrease in corporate criticized loans, lower loan-to-value (“LTV”) ratios in the residential mortgage loan portfolio, and a significant reduction in delinquent residential mortgage loans. Net loan charge-offs decreased $7 million, or 83%, to $1 million.
The $1 million increase in non-interest expenses (excluding provision for loan losses) as compared to the prior year quarter was primarily attributable to a $1 million, or 21%, increase in compensation and benefits related to staff additions and a $1 million increase in affiliate deposit account servicing fees resulting from increased deposit balances, which were offset by a $1 million decrease in unfunded lending commitment reserve expense.

Index

The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates and interest spread for the periods indicated:

	Three months ended March 31,
	2013			2012
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income(1)
Loans held for sale	$200,826	$1,049	2.12%	$94,485	$503	2.14%
Loans held for investment:
C&I loans	5,229,772	56,321	4.31%	4,566,963	53,848	4.68%
CRE construction loans	57,596	816	5.67%	35,038	949	10.71%
CRE loans	1,028,857	10,406	4.05%	785,005	8,083	4.07%
Residential mortgage loans	1,695,831	13,018	3.07%	1,738,903	14,053	3.20%
Consumer loans	416,291	2,993	2.88%	22,792	151	2.65%
Total loans, net	8,629,173	84,603	3.92%	7,243,186	77,587	4.25%
Agency mortgage-backed securities (“MBS”)	348,542	717	0.82%	203,938	419	0.82%
Non-agency CMOs	157,587	1,042	2.64%	183,253	1,425	3.11%
Money market funds, cash and cash equivalents	1,193,598	736	0.25%	964,383	568	0.24%
Federal Home Loan Bank (“FHLB”) stock, Federal Reserve Bank of Atlanta (“FRB”) stock, and other	85,774	523	2.47%	131,673	582	1.77%
Total interest-earning banking assets	10,414,674	$87,621	3.37%	8,726,433	$80,581	3.66%
Non-interest-earning banking assets:
Allowance for loan losses	(148,198)			(144,774)
Unrealized loss on available for sale securities	(9,591)			(44,354)
Other assets	264,658			243,039
Total non-interest-earning banking assets	106,869			53,911
Total banking assets	$10,521,543			$8,780,344
(continued on next page)

Index

	Three months ended March 31,
	2013				2012
	Average balance	Interest inc./exp.	Average yield/ cost		Average balance	Interest inc./exp.	Average yield/ cost
	(continued from previous page)
	($ in thousands)
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$306,946	$1,563	2.07%		$298,447	$1,633	2.19%
Money market, savings, and NOW accounts (2)	8,990,435	849	0.04%		7,411,619	704	0.04%
FHLB advances and other	78,565	12	0.06%		31,905	6	0.07%
Total interest-bearing banking liabilities	9,375,946	2,424	0.10%		7,741,971	2,343	0.12%
Non-interest-bearing banking liabilities	58,381				62,511
Total banking liabilities	9,434,327				7,804,482
Total banking shareholder’s equity	1,087,216				975,862
Total banking liabilities and shareholders’ equity	$10,521,543				$8,780,344
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,038,728	$85,197			$984,462	$78,238

Bank net interest:
Spread			3.27%	(3)			3.54%	(3)
Margin (net yield on interest-earning banking assets)			3.28%	(3)			3.55%	(3)
Ratio of interest-earning banking assets to interest-bearing banking liabilities			111.08%				112.72%
Annualized return on average:
Total banking assets			1.62%				1.65%
Total banking shareholder’s equity			15.71%				14.83%
Average equity to average total banking assets			10.33%				11.11%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on all other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended March 31, 2013 and 2012 was $11 million and $12 million, respectively.

(2)	Negotiable Order of Withdrawal (“NOW”) account.

(3)
Excluding the impact of excess RJBDP deposits held during the three month period ended March 31, 2013, the net interest spread and margin was 3.48% and 3.49%, respectively. Excluding the impact of excess RJBDP deposits held during the three month period ended March 31, 2012, the net interest spread and margin was 3.75% and 3.76%, respectively. These deposits arose from higher cash balances in firm client accounts due to the market volatility, thus exceeding RJBDP capacity at outside financial institutions in the program. These deposits were invested in short term liquid investments producing very little net interest spread.

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
	2013 compared to 2012
	Increase (decrease) due to
	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale	$566	$(20)	$546
Loans held for investment:
C&I loans	7,815	(5,342)	2,473
CRE construction loans	611	(744)	(133)
CRE loans	2,511	(188)	2,323
Residential mortgage loans	(348)	(687)	(1,035)
Consumer loans	2,607	235	2,842
Agency MBS	298	—	298
Non-agency CMOs	(199)	(184)	(383)
Money market funds, cash and cash equivalents	135	33	168
FHLB stock, FRB stock, and other	(203)	144	(59)
Total interest-earning banking assets	13,793	(6,753)	7,040

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	47	(117)	(70)
Money market, savings and NOW accounts	149	(4)	145
FHLB advances and other	8	(2)	6
Total interest-bearing banking liabilities	204	(123)	81
Change in net interest income	$13,589	$(6,630)	$6,959

Six months ended March 31, 2013 compared with the six months ended March 31, 2012 - RJ Bank

Pre-tax income generated by the RJ Bank segment increased $22 million, or 20%.  The improvement in pre-tax income was primarily attributable to an increase of $21 million, or 13%, in net revenues and a $6 million, or 47%, decrease in the provision for loan losses, offset by a $5 million, or 15%, increase in non-interest expenses (excluding provision for loan losses).

Net revenue was positively impacted by a $22 million increase in net interest income, $3 million less in other-than-temporary impairment (“OTTI”) losses on our available for sale securities portfolio, and a $2 million increase in income from the sale of held for sale loans, partially offset by a $6 million change in foreign currency transaction gain/loss on Canadian dollar denominated loans in the corporate loan portfolio.

Index

Net interest income increased $22 million, primarily as a result of a $1.2 billion increase in average interest-earning banking assets. This increase in average interest-earning banking assets was driven by a $1.4 billion increase in average loans, which was partially offset by a decrease of $157 million in average cash. The significant increase in average loans as compared to the prior year resulted from a strong corporate lending market, including our Canadian lending operation (which began in late February 2012), and the recently introduced securities based lending product. The yield on interest-earning banking assets was flat at 3.49% as compared to the prior year. The loan portfolio yield decreased to 4.02% from 4.17% in the prior year due to a reduction in the corporate loan portfolio yield resulting from tightened spreads and the repricing of existing loans at lower rates. In addition, the yield of the residential mortgage loan portfolio declined as a result of adjustable rate loans resetting at lower rates. The decrease in lower yielding average cash balances offset the decline in the loan portfolio yield. The reduction in the cost of funds during the year led to the increase in the net interest margin to 3.39% from 3.38%.

Corresponding to the increase in interest-earning banking assets, average interest-bearing banking liabilities increased $1.2 billion to $9.1 billion.

The provision for loan losses was positively impacted by improved economic conditions, which led to a decrease in corporate criticized loans, lower LTV ratios in the residential mortgage loan portfolio, and a significant reduction in residential mortgage delinquent loans. Net loan charge-offs decreased $10 million, or 73%, to $4 million.
The $5 million increase in non-interest expenses (excluding provision for loan losses) as compared to the prior year was primarily attributable to a $3 million increase in affiliate deposit account servicing fees resulting from increased deposit balances and a $2 million, or 18%, increase in compensation and benefits related to staff additions.

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

Index

The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates and interest spread for the periods indicated:

	Six months ended March 31,
	2013			2012
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income(1)
Loans held for sale	$184,557	$2,019	2.19%	$93,690	$893	1.90%
Loans held for investment:
C&I loans	5,143,013	114,908	4.42%	4,431,728	104,284	4.66%
CRE construction loans	52,943	1,573	5.88%	26,420	1,419	10.56%
CRE loans	995,135	21,083	4.19%	770,002	13,566	3.47%
Residential mortgage loans	1,695,298	26,417	3.08%	1,748,454	29,255	3.29%
Consumer loans	394,017	5,913	2.97%	15,150	192	2.53%
Total loans, net	8,464,963	171,913	4.02%	7,085,444	149,609	4.17%
Agency MBS	344,813	1,452	0.84%	187,187	749	0.80%
Non-agency CMOs	160,515	2,197	2.74%	186,779	2,940	3.15%
Money market funds, cash and cash equivalents	1,050,185	1,330	0.25%	1,207,288	1,453	0.24%
FHLB stock, FRB stock, and other	84,014	1,103	2.63%	147,978	923	1.24%
Total interest-earning banking assets	10,104,490	$177,995	3.49%	8,814,676	$155,674	3.49%
Non-interest-earning banking assets:
Allowance for loan losses	(148,142)			(146,546)
Unrealized loss on available for sale securities	(12,478)			(46,618)
Other assets	275,948			252,021
Total non-interest-earning banking assets	115,328			58,857
Total banking assets	$10,219,818			$8,873,533
(continued on next page)

Index

	Six months ended March 31,
	2013				2012
	Average balance	Interest inc./exp.	Average yield/ cost		Average balance	Interest inc./exp.	Average yield/ cost
	(continued from previous page)
	($ in thousands)
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$312,265	$3,226	2.07%		$279,002	$3,121	2.23%
Money market, savings, and NOW accounts	8,702,495	1,662	0.04%		7,525,207	1,535	0.04%
FHLB advances and other	65,034	164	0.51%		52,386	51	0.20%
Total interest-bearing banking liabilities	9,079,794	5,052	0.11%		7,856,595	4,707	0.12%
Non-interest-bearing banking liabilities	70,694				64,540
Total banking liabilities	9,150,488				7,921,135
Total banking shareholder’s equity	1,069,330				952,398
Total banking liabilities and shareholders’ equity	$10,219,818				$8,873,533
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,024,696	$172,943			$958,081	$150,967

Bank net interest:
Spread			3.38%	(2)			3.37%	(2)
Margin (net yield on interest-earning banking assets)			3.39%	(2)			3.38%	(2)
Ratio of interest-earning banking assets to interest-bearing banking liabilities			111.29%				112.19%
Annualized return on average:
Total banking assets			1.67%				1.56%
Total banking shareholder’s equity			15.98%				14.55%
Average equity to average total banking assets			10.46%				10.73%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on all other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the six months ended March 31, 2013 and 2012 was $25 million and $22 million, respectively.

(2)
Excluding the impact of excess RJBDP deposits held during the six month period ended March 31, 2013, the net interest spread and margin was 3.56% and 3.57%, respectively. Excluding the impact of excess RJBDP deposits held during the six month period ended March 31, 2012, the net interest spread and margin was 3.67% and 3.68%, respectively. These deposits arose from higher cash balances in firm client accounts due to the market volatility, thus exceeding RJBDP capacity at outside financial institutions in the program. These deposits were invested in short term liquid investments producing very little net interest spread.

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
	2013 compared to 2012
	Increase (decrease) due to
	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale	$866	$260	$1,126
Loans held for investment:
C&I loans	16,737	(6,113)	10,624
CRE construction loans	1,424	(1,270)	154
CRE loans	3,967	3,550	7,517
Residential mortgage loans	(889)	(1,949)	(2,838)
Consumer loans	4,802	919	5,721
Agency MBS	631	72	703
Non-agency CMOs	(414)	(329)	(743)
Money market funds, cash and cash equivalents	(189)	66	(123)
FHLB stock, FRB stock, and other	(399)	579	180
Total interest-earning banking assets	26,536	(4,215)	22,321

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	372	(267)	105
Money market, savings and NOW accounts	240	(113)	127
FHLB advances and other	12	101	113
Total interest-bearing banking liabilities	624	(279)	345
Change in net interest income	$25,912	$(3,936)	$21,976

Index

Results of Operations – Emerging Markets

The following table presents consolidated financial information of our Emerging Markets segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2013	% change	2012	2013	% change	2012
	($ in thousands)
Revenues:
Securities commissions and fees	$2,570	7%	$2,407	$5,222	11%	$4,714
Investment banking	461	(88)%	3,954	708	(82)%	3,998
Investment advisory fees	1,681	74%	965	3,155	64%	1,918
Interest income	401	57%	256	719	79%	402
Trading profits	1,014	4%	978	1,714	(12)%	1,937
Other income	258	NM	(33)	456	117%	210
Total revenues	6,385	(25)%	8,527	11,974	(9)%	13,179
Interest expense	69	763%	8	84	83%	46
Net revenues	6,316	(26)%	8,519	11,890	(9)%	13,133
Non-interest expenses:
Compensation expense	2,801	(60)%	7,046	7,553	(37)%	11,933
Other expense	2,330	(4)%	2,418	5,141	13%	4,535
Total non-interest expenses	5,131	(46)%	9,464	12,694	(23)%	16,468
Income (loss) before taxes and including noncontrolling interests:	1,185	225%	(945)	(804)	76%	(3,335)
Noncontrolling interests	103		54	468		213
Pre-tax income (loss) excluding noncontrolling interests	$1,082	NM	$(999)	$(1,272)	64%	$(3,548)

The Emerging Markets segment includes the results from our joint ventures in Latin America including Argentina and Uruguay. During the December 31, 2012 quarter, we commenced the process to cease our operations in Brazil.

Quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 – Emerging Markets

The Emerging Markets segment generated pre-tax income of $1 million, an increase of $2 million, or 208%, over the pre-tax loss generated in the prior year period.

Total revenues decreased approximately $2 million as compared to the prior year period. The decrease is primarily attributable to a $3 million decrease in investment banking revenues, partially offset by a $1 million increase in investment advisory fees. The prior years investment banking revenues were favorably impacted by the recognition of previously deferred investment banking advisory fee revenues associated with the advisory role of our Argentine joint venture to one of its institutional clients. Such investment banking revenues did not recur in the current period. However, our Argentine asset management joint venture realized an increase in investment advisory fee revenues as a result of a substantial increase in assets under management.

Non-interest expenses decreased by $4 million, as compared to the prior year period primarily resulting from the reduction of $2 million in compensation expense associated with our closing Brazil operations, and a $2 million decrease in compensation expense resulting from the reduction in investment banking revenues described above.

Six months ended March 31, 2013 compared with the six months ended March 31, 2012 - Emerging Markets

The pre-tax loss generated by the Emerging Markets segment decreased $2 million, or 64%.

Total revenues decreased approximately $1 million as compared to the prior year period. The decrease is primarily attributable to a $3 million decrease in investment banking revenues, partially offset by a $1 million increase in investment advisory fee revenues, as well as a net increase of $1 million in all of the other components of revenue. The prior years investment banking revenues were favorably impacted by the recognition of previously deferred investment banking advisory fee revenues associated with the advisory role of our Argentine joint venture to one of its institutional clients. Such investment banking revenues did not recur in the current period. However, our Argentine asset management joint venture realized an increase in investment advisory fee revenues as a result of a substantial increase in assets under management.

Index

Non-interest expenses decreased by $4 million, primarily resulting from a decrease in compensation expense partially offset by an increase in other expenses. The overall decrease in compensation expense results from a $2 million decrease in compensation expenses resulting from lower investment banking revenues described above, and a $2 million decrease in compensation expense resulting from closing our operations in Brazil during the current year. The $600 thousand increase in other expense is primarily the result of one-time expenses incurred in the closure of the Brazilian operations.

Results of Operations – Securities Lending

The following table presents consolidated financial information of our Securities Lending segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2013	% change	2012	2013	% change	2012
	($ in thousands)
Interest income and expense:
Interest income	$1,951	(26)%	$2,633	$3,342	(33)%	$5,021
Interest expense	(598)	22%	(491)	(1,102)	16%	(951)
Net interest income	1,353	(37)%	2,142	2,240	(45)%	4,070
Other income	111	11%	100	208	35%	154
Net revenues	1,464	(35)%	2,242	2,448	(42)%	4,224
Non-interest expenses	582	(28)%	812	1,027	(35)%	1,588
Pre-tax income	$882	(38)%	$1,430	$1,421	(46)%	$2,636

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

Quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 – Securities Lending

Pre-tax income generated by this segment decreased by approximately $500 thousand, or 38%.

The decrease results primarily from the decrease of net interest income arising from our Box lending activities and, to a much lesser extent, our Matched Book lending activities.  In the Box lending activities, we incurred a $700 thousand decrease in net interest as average balances outstanding decreased significantly, partially offset by a slight increase in net interest spreads. In the Matched Book lending activities our net interest income decreased by approximately $100 thousand resulting from a decrease in our average balances outstanding partially offset by a slight increase in net interest spreads.

Six months ended March 31, 2013 compared with the six months ended March 31, 2012 - Securities Lending

Pre-tax income generated by this segment decreased by approximately $1.2 million, or 46%.

The decrease results primarily from the decrease of net interest income arising from our Box lending activities and, to a much lesser extent, our Matched Book lending activities.  In the Box lending activities, we incurred a $1.5 million decrease in net interest as average balances outstanding decreased significantly, partially offset by a slight increase in net interest spreads. In the Matched Book lending activities our net interest income decreased by approximately $400 thousand resulting from a decrease in our average balances outstanding as net interest spreads approximate the prior year levels.

Index

Results of Operations – Proprietary Capital

The following table presents consolidated financial information for the Proprietary Capital segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2013	% change	2012	2013	% change	2012
	($ in thousands)
Revenues:
Interest	$359	62%	$221	$1,170	215%	$372
Investment advisory fees	361	86%	194	722	39%	519
Other	64,674	398%	12,975	84,118	548%	12,972
Total revenues	65,394	388%	13,390	86,010	520%	13,863

Interest expense	—	—	—	461	NM	—
Net revenues	65,394	388%	13,390	85,549	517%	13,863

Non-interest expenses:
Compensation expense	1,549	197%	522	2,585	169%	961
Other expenses	47	NM	6	647	463%	115
Total non-interest expenses	1,596	202%	528	3,232	200%	1,076
Income before taxes and including noncontrolling interests:	63,798	396%	12,862	82,317	544%	12,787
Noncontrolling interests	43,648		9,121	56,447		9,111
Pre-tax income excluding noncontrolling interests	$20,150	439%	$3,741	$25,870	604%	$3,676

The Proprietary Capital segment results are substantially determined by the valuations within Raymond James Capital Partners, L.P. (“Capital Partners”), Raymond James Employee Investment Funds I and II (the “EIF Funds”), our direct merchant banking and private equity investments (the “Third Party Private Funds”), and various direct and third party private equity and merchant banking investments, employee investment funds and private equity funds of Morgan Keegan (the “Morgan Keegan Private Equity Portfolio”).

Quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 – Proprietary Capital

Pre-tax income generated by this segment increased by approximately $16 million.

In the current period, total revenues resulted primarily from a $65 million increase in the valuation of our investment in Albion. On March 8, 2013, a private equity partnership in which we hold an interest entered into a definitive agreement to sell the private equity investment interest in Albion, a transaction which closed on April 29, 2013. The revenues associated with the Albion valuation adjustment were partially offset by a $1 million decrease in the valuation of a crime investigation and forensic supply company (the “Forensic Company”) investment in our merchant banking investment portfolio. The portion of the revenue attributable to noncontrolling interests in the current period is significant as approximately $43 million of the Albion revenues relate to the portion of the investment that we do not own.

The increase in non-interest expenses of approximately $1 million results from increased incentive compensation expenses associated with the favorable performance of the investments.

In the comparable prior year period, total revenues resulted primarily from dividend income and a net valuation increase in Albion of $11 million, as well as a $1 million increase in the net valuation of Third Party Private Funds, and dividends from other investments. The portion of the revenue attributable to noncontrolling interests in the comparable prior period attributable to Albion was approximately $9 million.

Index

Six months ended March 31, 2013 compared with the six months ended March 31, 2012 - Proprietary Capital

Pre-tax income generated by this segment increased by approximately $22.2 million.

In the current year period, total revenues of $84 million resulted primarily from $74 million of favorable valuation adjustments and distributions received from Albion ($65 million of favorable valuation adjustments and $9 million results from dividends received). The Albion valuation adjustment was based on the terms reflected in the March 8, 2013 Albion sale agreement. In addition, approximately $10 million of revenue resulted from either distributions received, or valuation adjustments related to, a number of the Morgan Keegan Private Equity Portfolio investments, partially offset by a $1 million decrease in the valuation of the Forensic Company. The portion of revenue attributable to noncontrolling interests is significant as approximately $50 million of the Albion revenues and $5 million of the Morgan Keegan Private Equity Portfolio distributions received and valuation increases, relate to the portion of those investments that we do not own.

The increase in non-interest expenses of approximately $2 million results from increased incentive compensation expenses associated with the favorable performance of the investments, as well as certain sub-advisory expenses associated with the Morgan Keegan Private Equity Portfolio.

In the comparable prior year period, total revenues resulted primarily from dividend income and a net valuation increase in Albion of $11 million, as well as a $1 million increase in the net valuation of Third Party Private Funds, and dividends from other investments. The portion of the revenue attributable to noncontrolling interests in the comparable prior period attributable to Albion was approximately $9 million.

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2013	% change	2012	2013	% change	2012
	($ in thousands)
Revenues:
Interest income	$2,936	40%	$2,102	$5,875	46%	$4,023
Other	1,732	48%	1,168	4,097	115%	1,908
Total revenues	4,668	43%	3,270	9,972	68%	5,931

Interest expense	19,835	74%	11,386	39,449	89%	20,899
Net revenues	(15,167)	(87)%	(8,116)	(29,477)	(97)%	(14,968)

Non-interest expenses:
Acquisition related expenses	20,922	7%	19,604	38,304	95%	19,604
Other expense	8,153	14%	7,150	14,623	(10)%	16,264
Total non-interest expenses	29,075	9%	26,754	52,927	48%	35,868
Pre-tax loss	$(44,242)	(27)%	$(34,870)	$(82,404)	(62)%	$(50,836)

This segment includes various corporate overhead costs, our acquisition and integration related expenses primarily associated with our April 2, 2012 acquisition of Morgan Keegan, and interest expense on our senior debt.

Quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 – Other

The pre-tax loss generated by this segment increased by approximately $9 million, or 27%.

Interest expense increased $8 million over the prior year quarter.  The increase resulted from our March 2012 issuances of $350 million 6.9% senior notes and $250 million 5.625% senior notes. Both of the March 2012 debt offerings were part of our acquisition financing activities associated with the Morgan Keegan acquisition.

Index

Acquisition related expenses increased $1 million, or 7%, and are primarily comprised of expenses associated with our integration of Morgan Keegan’s operations into our own. These expenses for the current quarter include integration costs and severance expenses (see Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information). During the quarter, we successfully transferred all of the Morgan Keegan private client group financial advisors and client accounts from the Morgan Keegan platform to the RJ&A platform.

Other expense increased $1 million resulting primarily from an increase in incentive compensation expense.

Six months ended March 31, 2013 compared with the six months ended March 31, 2012 - Other

The pre-tax loss generated by this segment increased by approximately $32 million, or 62%.

Total revenues increased by nearly $4 million compared to the prior year period primarily resulting from realized and unrealized gains on certain investments, an increase in distributions received from certain partnership investments, and a decrease in OTTI losses associated with our ARS portfolio as compared to the prior year. There were no OTTI losses arising from the ARS portfolio in the current year period, the prior period included a $500 thousand OTTI loss.

Interest expense increased $19 million over the prior year period.  The increase resulted from our March 2012 issuances of $350 million 6.9% senior notes and $250 million 5.625% senior notes, as well as interest expense associated with borrowings under certain credit agreements with Regions Bank (as more fully described in Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q). Both of the March 2012 debt offerings and the borrowings from Regions Bank were part of our acquisition financing activities and other transactions associated with the Morgan Keegan acquisition.

Acquisition related expenses increased $19 million, and are primarily comprised of expenses associated with our acquisition of Morgan Keegan but also including certain expenses incurred in our acquisition of ClariVest. These expenses include financial advisory fee expenses, severance related expenses, integration costs and other acquisition related expenses (see Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information).

Other expenses decreased $2 million in the current period primarily as a result of certain nonrecurring advertising expenses incurred in the prior year period.

Certain statistical disclosures by bank holding companies

As a financial holding company, we are required to provide certain statistical disclosures by bank holding companies pursuant to the Securities and Exchange Commission’s Industry Guide 3.  Certain of those disclosures are as follows for the periods indicated:

	For the three months ended March 31,		For the six months ended March 31,
	2013	2012	2013	2012
RJF return on assets (1)	1.4%	1.5%	1.5%	1.5%
RJF return on equity (2)	9.3%	9.6%	9.8%	9.8%
RJF equity to assets (3)	17.2%	17.2%	17.3%	17.0%
RJF dividend payout ratio(4)	25.0%	25.0%	23.9%	24.8%

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

Cash provided by operating activities during the six months ended March 31, 2013 was $176 million. Operating cash generated by successful operating results over the period resulted in a $222 million increase in cash.  The increase in operating cash included an increase in brokerage client payables and other accounts payable of $867 million, largely the result of an increase in client cash deposits during the period. A decrease in trading instruments held resulted in an increase of $85 million in operating cash. Net proceeds from the sale of securitizations and loans held for sale resulted in an increase of $58 million of operating cash. A decrease in prepaid expenses and other assets resulted in a $39 million increase in cash. Partially offsetting these increases, assets segregated pursuant to regulations and other segregated assets increased $851 million due to the increase in brokerage client deposits. An increase in brokerage client receivables resulted in a decrease of $114 million of operating cash. We used $71 million in operating cash as the accrued compensation, commissions and benefits decreased partially resulting from the annual payment of certain incentive awards. A decrease in the stock loaned, net of stock borrowed balances resulted in a $68 million use of operating cash, due to a decrease in stock loan demand. All other components of operating activities combined to net a $9 million increase in operating cash.

Investing activities resulted in the use of $491 million of cash during the six months ended March 31, 2013.  The primary investing activity was the use of $443 million in cash to fund an increase in bank loans.  Additionally, we invested $47 million in equipment assets, primarily comprised of technology assets. Net of the cash acquired, we invested $6 million in the acquisition of a 45% interest in ClariVest. All other components of investing activities combined to net a $5 million increase in cash.

Financing activities provided $514 million of cash during the six months ended March 31, 2013.  Increases in RJ Bank customer deposits provided $475 million, while proceeds from short-term borrowings provided $180 million of cash. We received $44 million in cash upon the exercise of stock options and employee stock purchases. Partially offsetting the increases, $130 million of cash was used to repay borrowings ($128 million of the total is due to the repayment of a borrowing from Regions Bank, which was subsequently converted to a secured revolving credit facility (refer to Notes 12 and 13 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information)). We used $37 million in payment of dividends to our shareholders. All other components of financing activities combined to net an $18 million use of cash.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities, should provide adequate funds for continuing operations at current levels of activity.

Index

Sources of Liquidity

Approximately $719 million of our total March 31, 2013 cash and cash equivalents (a portion of which is invested on behalf of the parent company by RJ&A) was available to us without restrictions. Total cash and cash equivalents held were as follows:

Cash and cash equivalents:	March 31, 2013
(in thousands)
RJF (1)	$266,204
RJ&A(1)	465,354
Morgan Keegan & Company, Inc.	97,989
RJ Bank	1,092,599
Other	252,003
Total cash and cash equivalents	$2,174,149

(1)	RJF has loaned $495 million to RJ&A as of March 31, 2013, a portion of which RJ&A has invested on behalf of RJF in cash and cash equivalents.

In addition to the liquidity on hand described above, we have other various potential sources of liquidity which are described below.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A, MK & Co., and RJ Bank.

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from customer transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit balances.  At March 31, 2013, RJ&A exceeded both the minimum regulatory and its financing covenants net capital requirements. At that date, RJ&A had excess net capital of approximately $260 million, of which approximately $11 million is available for dividend while still maintaining its internal target net capital ratio of 15% of aggregate debit items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without Financial Industry Regulatory Authority (“FINRA”) approval.

MK & Co. is also required to maintain net capital. At March 31, 2013, MK & Co. exceeded the minimum regulatory net capital requirements and had excess net capital of approximately $62 million. Limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval also apply to MK & Co. During the six months ended March 31, 2013, MK & Co. made $150 million in dividend payments to RJF.

RJ Bank may pay dividends to the parent company without prior approval by its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted capital to risk-weighted assets ratios.  During the six months ended March 31, 2013, RJ Bank made $25 million in dividend payments to RJF.  RJ Bank had approximately $79 million of capital in excess of the amount it would need as of March 31, 2013 to maintain its targeted total capital to risk-weighted assets ratio of 12.5%.

Liquidity available to us from our subsidiaries, other than RJ&A, MK & Co., and RJ Bank, is relatively insignificant and in certain instances may be subject to regulatory requirements.

Index

Borrowings and Financing Arrangements

The following table presents our domestic financing arrangements with third party lenders that we generally utilize to finance a portion of our fixed income securities trading instruments held, and the outstanding balances related thereto, as of March 31, 2013:

	Committed secured(1)		Uncommitted secured (1)(2)		Uncommitted unsecured (1)(2)		Total
	Financing amount	Outstanding balance	Financing amount	Outstanding balance	Financing amount	Outstanding balance	Financing amount	Outstanding balance
	($ in thousands)
RJ&A	$400,000	$130,000	$2,150,000	$362,709	$325,000	$—	$2,875,000	$492,709
RJ Securities, Inc.(3)	100,000	5,000	—	—	—	—	100,000	5,000
RJF	—	—	—	—	100,000	—	100,000	—
Total	$500,000	$135,000	$2,150,000	$362,709	$425,000	$—	$3,075,000	$497,709
Total number of agreements	4		7		7		18

(1)	Our ability to borrow is dependent upon compliance with the conditions in the various committed loan agreements and collateral eligibility requirements.

(2)	Lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

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

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $13 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. There were no borrowings outstanding on any of these lines of credit as of March 31, 2013.

RJ Bank has $986 million in immediate credit available from the FHLB on March 31, 2013 and total available credit of 30% of total assets, with the pledge of additional collateral to the FHLB.

RJ Bank is eligible to participate in the Board of Governors of the Federal Reserve System’s (the “Fed”) discount-window program; however, RJ Bank does not view borrowings from the Fed as a primary means of funding.  The credit available in this program is subject to periodic review and may be terminated or reduced at the discretion of the Fed.

From time to time we purchase short-term securities under agreements to resell (“Reverse Repurchase Agreements”) and sell securities under agreements to repurchase (“Repurchase Agreements”).  We account for each of these types of transactions as collateralized financings with the outstanding balances on the Repurchase Agreements included in securities sold under agreements to repurchase.  At March 31, 2013, collateralized financings outstanding in the amount of $398 million are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. Of this total, outstanding balances on the committed and uncommitted Repurchase Agreements (which are reflected in the table of domestic financing arrangements above) were $130 million and $188 million, respectively, as of March 31, 2013.  Such financings are generally collateralized by non-customer, RJ&A owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 133% of the amount financed.

Index

The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period end balances for Repurchase Agreements and Reverse Repurchase Agreements of RJF are as follows:

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended:	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
	(in thousands)
March 31, 2013	$287,797	$397,712	$397,712	$585,824	$742,498	$623,966
December 31, 2012	377,775	459,567	373,290	647,885	753,041	598,579
September 30, 2012	346,654	349,495	348,036	600,959	588,740	565,016
June 30, 2012	411,238	506,618	506,618	660,983	748,569	706,713
March 31, 2012	180,875	176,335	137,026	410,578	413,527	340,158

At March 31, 2013, in addition to the financing arrangements described above, we had corporate debt of $1.2 billion. The balance is comprised of $350 million outstanding on our 6.90% senior notes due 2042, $249 million outstanding on our 5.625% senior notes due 2024, $300 million outstanding on our 8.60% senior notes due August 2019, $250 million outstanding on our 4.25% senior notes due April 2016, $48 million outstanding on a mortgage loan for our home-office complex, and $3 million outstanding on term loan financing provided to RJES.

Our current senior long-term debt ratings are:

Rating Agency	Rating	Outlook
Standard & Poor’s (“S&P”)	BBB	Negative
Moody’s Investor Service (“Moody’s”)	Baa2	Stable

The S&P rating and outlook reflected above are as presented in their December, 2012 report.

The Moody’s rating and outlook reflected above are as presented in their January, 2013 report.

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

Index

Other sources of liquidity

We own life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. The policies which we could readily borrow against have a cash surrender value of approximately $165 million as of March 31, 2013 and we are able to borrow up to 90%, or $148 million of the March 31, 2013 total, without restriction.  There are no borrowings outstanding against any of these policies as of March 31, 2013.

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

We are incurring acquisition and integration costs associated with the Morgan Keegan acquisition. As of the Closing Date, we estimated we would incur approximately $110 million in total acquisition and integration related expenses, that would impact our fiscal years 2012 and 2013. We incurred approximately $60 million in fiscal year 2012, leaving approximately $50 million to be incurred in fiscal year 2013 based upon our initial estimates. We have incurred $38 million of expense in the six months ended March 31, 2013, we estimate that an additional $10 million will be incurred over the remaining two quarters of fiscal year 2013.

Statement of financial condition analysis

The assets on our condensed consolidated statement of financial condition consist primarily of cash and cash equivalents (a large portion of which is segregated for the benefit of customers), receivables including bank loans, financial instruments held for either trading purposes or as investments, and other assets.  A significant portion of our assets are liquid in nature, providing us with flexibility in financing our business.  Total assets of $22.7 billion at March 31, 2013 are approximately $1.6 billion, or 7%, greater than our total assets as of September 30, 2012.  The increase in total assets results primarily from a $851 million increase in segregated assets pursuant to federal regulations. This increase was prompted by an inflow of cash into client accounts during the six months ended March 31, 2013 (refer to the related increase in payables to clients discussed in the following paragraph). Net bank loans receivable increased $425 million due to growth of RJ Bank’s net loan portfolio during the period. Cash and cash equivalents increased $194 million, refer to the discussion of the various sources and uses of cash during the period in the preceding liquidity and capital resources section of this MD&A.

As of March 31, 2013, our liabilities of $18.8 billion were $1.3 billion, or 8% greater than our liabilities as of September 30, 2012. The increase in liabilities is primarily due to an $840 million increase in payables to clients, which resulted from an inflow of client cash over the period. Bank deposit liabilities increased $475 million, reflecting increased deposits by customers of RJ Bank. An increase in our borrowings on our lines of credit of $180 million during the period were partially offset by a $130 million reduction in our corporate debt (refer to the discussion of the New Regions Credit Agreement in Notes 12 and 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q).

Contractual obligations, commitments and contingencies

On November 14, 2012, the outstanding balance of the initial Regions Credit Agreement was repaid, such agreement was terminated, and the New Regions Credit Agreement was executed. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding the New Regions Credit Agreement and Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for the maturations of our corporate debt outstanding as of March 31, 2013.

Index

Other than the changes in the Regions Credit Agreement described above, as of March 31, 2013 there have been no material changes in our contractual obligations other than in the ordinary course of business since September 30, 2012. See Note 16 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, and the contractual obligations, commitments and contingencies section of Item 7, pages 67 - 68, of our 2012 Form 10-K, for additional information.

Regulatory

The following discussion should be read in conjunction with the Regulatory section on pages 68 - 69 of our 2012 Form 10-K.

RJ&A, MK & Co., RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of March 31, 2013.

RJ Ltd. was not in Early Warning Level 1 or Level 2 as of or during the six months ended March 31, 2013.

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

RJ Bank is subject to various regulatory and capital requirements administered by bank regulators. See the Item 1 Business, Regulation section on pages 10 - 13 of our 2012 Form 10-K for a discussion of the regulatory environment in which RJ Bank operates. Under the regulatory framework for prompt corrective action, RJ Bank met the requirements to be categorized as “well capitalized” as of March 31, 2013. One of RJ Bank’s U.S. subsidiaries is an agreement corporation and is subject to regulation by the Fed. As of March 31, 2013, this RJ Bank subsidiary met the capital adequacy guideline requirements.

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

Index

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

As of March 31, 2013, 12% of our total assets and 4% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $649 million as of March 31, 2013 and represent 25% of our assets measured at fair value. Our private equity investments comprise $398 million, or 61%, and our ARS positions comprise $241 million, or 37%, of the Level 3 assets as of March 31, 2013.  Level 3 assets represent 17% of total equity as of March 31, 2013.

Financial instruments which are liabilities categorized as Level 3 amount to $98 thousand as of March 31, 2013 and represent less than 1% of liabilities measured at fair value.

See Notes 5, 6, 7 and 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our financial instruments.

Goodwill

Goodwill involves the application of significant management judgment. For a discussion of our goodwill as of September 30, 2012, see the Goodwill section in Item 7 on page 74 of our 2012 Form 10-K.

We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  We perform our annual goodwill impairment testing as of December 31 of each year. During the quarter ended March 31, 2013, we completed a quantitative assessment for each reporting unit that includes an allocation of goodwill as of December 31, 2012 to determine whether the carrying value of such reporting unit including the recorded goodwill is in excess of the fair value of the reporting unit. Although GAAP provides the option to perform a qualitative analysis which may result in a conclusion that no quantitative analysis of the reporting unit equity value is required, for this years annual goodwill testing we elected to perform a quantitative analysis. In our analysis, we make significant assumptions and estimates about the extent and timing of future cash flows, discount rates, as well as utilize data from peer group companies to assess the equity value of each reporting unit which carries goodwill.

Based upon the outcome of our quantitative assessments, we concluded that with the exception of our RJES reporting unit, there was no other impairment of goodwill and the fair values of the equity of the reporting units to be substantially in excess of their book carrying values, which include the allocated goodwill. Refer to Note 10 in our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of the valuation methodologies and a summary of the key assumptions we applied in determining the equity values of our reporting units which carry an allocation of goodwill.

We concluded that the goodwill associated with the RJES reporting unit, in the amount of $6.9 million (prior to consideration of noncontrolling interests), was completely impaired and accordingly we recorded impairment expense equal to such amount in the three month period ended March 31, 2013. Since we did not own 100% of RJES as of the December 31, 2012 impairment testing date, our share of this impairment expense after consideration of the noncontrolling interests amounts to $4.6 million. The impairment results from a decrease in the equity value of RJES, a joint venture based in Paris, France that we held a controlling interest in. RJES provides research coverage on European corporations as well as having sales and trading operations. The decline in value of RJES is primarily due to the continuing economic slowdown experienced in Europe which has had a negative impact on the financial services entities operating therein as well as certain management decisions that were made during the three month period ended March 31, 2013 which impact RJES’ operating plans on a going forward basis. In April 2013, we purchased all of the outstanding equity in RJES that was held by others, thereafter we have sole control over RJES.

Index

In mid-February 2013, the client accounts of MK & Co. were transferred to RJ&A pursuant to our integration strategies. As a result, the reporting units which have an allocation of both Private Client Group as well as Capital Markets goodwill, were combined. We assessed whether these transfers, which occurred after our annual goodwill impairment testing date of December 31, 2012, could change our conclusions regarding no impairment of goodwill in the reporting units effected by the transfers. Based upon our qualitative analysis related to those reporting units, we concluded that it was more likely than not that the fair value of the combined reporting units equity exceeds the combined reporting units’ carrying value including goodwill. No other events have occurred since December 31, 2012 that would cause us to update the annual impairment testing we performed as of that date.

Loss provisions

Refer to the discussion of loss provisions in Item 7 on pages 74 -75 of our 2012 Form 10-K.

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information.

At March 31, 2013, the amortized cost of all RJ Bank loans was $8.6 billion and an allowance for loan losses of $150 million was recorded against that balance. The total allowance for loan losses is equal to 1.75% of the amortized cost of the loan portfolio.

The uncertainty of the real estate and credit markets continues to influence the complexity involved in estimating the losses inherent in RJ Bank’s loan portfolio. If our underlying assumptions and judgments prove to be inaccurate, the allowance for loan losses could be insufficient to cover actual losses. In such an event, any losses would result in a decrease in our net income as well as a decrease in the level of regulatory capital at RJ Bank.

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

In December 2011, the FASB issued new guidance amending the existing pronouncement by requiring additional disclosures regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments.  Specifically, this new guidance will require additional information about financial instruments and derivative instruments that are either; 1) offset or 2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are currently offset.  The additional disclosure is intended to provide greater transparency on the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments within the scope of this amendment.  In January 2013, the FASB issued further guidance on this topic, clarifying that the scope of this new guidance applies to derivatives, repurchase agreements, reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This new guidance, inclusive of the January 2013 clarification, is first effective for our financial report covering the quarter ended December 31, 2013.  The adoption of this new guidance will result in an increase in certain financial statement disclosures, but will not have any impact on our financial position or results of operations.

Index

In February 2013, the FASB issued new guidance intended to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). The new guidance requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This new guidance is first effective for our financial report covering the quarter ended December 31, 2013.  The adoption of this new guidance will result in an increase in certain financial statement disclosures, but will not have any impact on our financial position or results of operations.

In March 2013, the FASB issued new guidance intended to clarify the applicable guidance for the release of the cumulative translation adjustment when either an entity ceases to have a controlling financial interest in a subsidiary or involving an equity method investment that is a foreign entity. The new guidance is intended to resolve the diversity in current practice in the accounting for the release of the cumulative translation adjustment into net income for sales or transfers of a controlling financial interest that is a foreign entity. This new guidance is first effective for our financial report covering the quarter ended December 31, 2014, however early adoption is permitted as long as an entity that adopts the guidance early applies the new guidance as of the beginning of the fiscal year of adoption.  To the extent that we have any future transactions with our foreign entities that fall within the scope of this clarifying guidance, we will evaluate the option of adopting this guidance early. Given that this guidance applies to entity specific transactions, we are unable to estimate the financial impact, if any, this clarifying guidance may have on our financial position or results of operations.

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

Index

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

We have chosen the historical period of twelve months to be representative of the current interest rate and equity markets.  We utilize stress testing to complement our VaR analysis so as to measure risk under historical and hypothetical adverse scenarios.  VaR results are indicative of relatively recent changes in general interest rates and equity markets and are not designed to capture historical stress periods beyond the twelve month historical period. Back testing procedures performed include comparing projected VaR results to our daily trading losses.  We then verify that the number of times that daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the six months ended March 31, 2013, the reported daily loss in our trading portfolios did not exceed the predicted VaR on any trading day.

Should markets suddenly become more volatile, actual trading losses may exceed VaR results presented on a single day and might accumulate over a longer time horizon, such as a number of consecutive trading days. Accordingly, management utilizes additional controls including position limits, a daily review of trading results, review of the status of aged inventory, independent controls on pricing, monitoring of concentration risk, and review of issuer ratings, as well as stress testing. During volatile markets we may choose to pare our trading inventories to reduce risk.

The following table sets forth the high, low, and daily average VaR for all of our trading portfolios, including fixed income, equity, and derivative instruments, as of the period and dates indicated:

	Six months ended March 31, 2013			VaR at
	High	Low	Daily Average	March 31, 2013	September 30, 2012
	(in thousands)
Daily VaR	$3,055	$957	$1,939	$1,664	$1,164

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

Banking operations

RJ Bank maintains an earning asset portfolio that is comprised of C&I, commercial and residential real estate, and consumer loans, as well as MBS, CMOs, Small Business Administration (“SBA”) loan securitizations, deposits at other banks and other investments.  Those earning assets are funded by RJ Bank’s deposits.  Based on its current earning asset portfolio, RJ Bank is subject to interest rate risk.  The current economic environment has led to an extended period of low market interest rates.  As a result, the majority of RJ Bank’s adjustable rate assets and liabilities have experienced a reduction in interest rate yields and costs that reflect these very low market interest rates.  During the current period, RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the economic value of equity, both in a range of interest rate scenarios.

Index

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity are described on pages 79 - 81 of our 2012 Form 10-K. There were no material changes to these methods during the six months ended March 31, 2013.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own internal asset/liability model:

Instantaneous changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)
+300	$368,475	10.15%
+200	$364,118	8.85%
+100	$361,013	7.92%
0	$334,507	—
-100	$318,389	(4.82)%

The following table presents the amount of RJ Bank’s interest-earning assets and interest-bearing liabilities expected to reprice, prepay or mature in each of the indicated periods at March 31, 2013:

	Repricing opportunities
	0 - 6 months	7 - 12 months	1 - 5 years	5 or more years
	(in thousands)
Interest-earning assets:
Loans	$7,636,092	$415,369	$336,907	$235,716
Available for sale securities	269,459	30,152	146,350	77,864
Other investments	1,165,528	—	—	—
Total interest-earning assets	9,071,079	445,521	483,257	313,580
Interest-bearing liabilities:
Transaction and savings accounts	8,767,179	—	—	—
Certificates of deposit	35,006	24,091	243,350	—
Total interest-bearing liabilities	8,802,185	24,091	243,350	—
Gap	268,894	421,430	239,907	313,580
Cumulative gap	$268,894	$690,324	$930,231	$1,243,811

The following table shows the contractual maturities of RJ Bank’s loan portfolio at March 31, 2013, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One year or less	>One year – five years	> 5 years	Total
	(in thousands)
Loans held for sale	$—	$—	$91,329	$91,329
Loans held for investment:
C&I loans	82,379	3,553,938	1,589,227	5,225,544
CRE construction loans	—	39,492	26,323	65,815
CRE loans	241,351	718,691	139,441	1,099,483
Residential mortgage loans	3,009	24,716	1,670,892	1,698,617
Consumer loans	429,474	3,822	55	433,351
Total loans held for investment	756,213	4,340,659	3,425,938	8,522,810
Total loans	$756,213	$4,340,659	$3,517,267	$8,614,139

Index

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at March 31, 2013:

	Interest rate type
	Fixed	Adjustable		Total(1)
	(in thousands)
Loans held for sale	$4,948	$86,381		$91,329
Loans held for investment:
C&I loans	7,327	5,135,838		5,143,165
CRE construction loans	—	65,815		65,815
CRE loans	42,251	815,881		858,132
Residential mortgage loans	260,197	1,435,411	(2)	1,695,608
Consumer loans	55	3,822		3,877
Total loans held for investment	309,830	7,456,767		7,766,597
Total loans	$314,778	$7,543,148		$7,857,926

(1)	Excludes any net unearned income and deferred expenses.

(2)	See the discussion within the “Risk Monitoring process” section of Item 3 in this Form 10-Q, for additional information regarding RJ Bank’s interest-only loan portfolio and related repricing schedule.

Equity price risk

We are exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A and RJ Ltd. RJ&A’s broker-dealer activities are primarily client-driven, with the objective of meeting clients’ needs while earning a trading profit to compensate for the risk associated with carrying inventory.  RJ Ltd. has a proprietary trading business; the average aggregate inventory held for proprietary trading by RJ Ltd. during the six months ended March 31, 2013 was $9.8 million denominated in Canadian currency (“CDN”).  We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.

Foreign exchange risk

We are subject to foreign exchange risk due to: financial instruments denominated in U.S. dollars predominantly held by RJ Ltd., whose functional currency is the Canadian dollar, which may be impacted by fluctuation in foreign exchange rates; certain loans held by RJ Bank denominated in Canadian currency; and our investments in foreign subsidiaries.

In order to mitigate its portion of this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of March 31, 2013, RJ Ltd. held forward contracts to buy and sell U.S. dollars totaling CDN $4.2 million, and CDN $3.6 million, respectively. In addition, RJ Bank’s U.S. subsidiaries hedge the foreign exchange risk related to their net investment in a Canadian subsidiary utilizing short-term, forward foreign exchange contracts.  These derivative agreements are accounted for as net investment hedges in the Condensed Consolidated Financial Statements.  See Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information regarding these derivative contracts.

Credit risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction, and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities. See further discussion of our credit risk on pages 82 - 90 in our 2012 Form 10-K.

RJ Bank has substantial corporate and residential mortgage loan portfolios.  A significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector or sectors where RJ Bank has a concentration could result in large provisions for loan losses and/or charge-offs.

Index

Several factors were taken into consideration in evaluating the allowance for loan losses at March 31, 2013, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. RJ Bank further stratified the performing residential loan portfolio based upon updated LTV estimates with higher reserve percentages allocated to the higher LTV loans. Additionally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate. There was no material change in RJ Bank’s methodology for determining the allowance for loan losses during the six months ended March 31, 2013.

Changes in the allowance for loan losses of RJ Bank are as follows:

	Six months ended March 31,
	2013	2012
	($ in thousands)
Allowance for loan losses, beginning of year	$147,541	$145,744
Provision for loan losses	6,660	12,610
Charge-offs:
C&I loans	(550)	(5,217)
CRE loans	—	(1,000)
Residential mortgage loans	(5,066)	(8,586)
Consumer	(75)	(38)
Total charge-offs	(5,691)	(14,841)
Recoveries:
CRE loans	1,073	548
Residential mortgage loans	877	534
Consumer	13	10
Total recoveries	1,963	1,092
Net charge-offs	(3,728)	(13,749)
Foreign exchange translation adjustment	(187)	73
Allowance for loan losses, end of period	$150,286	$144,678

Allowance for loan losses to total bank loans outstanding	1.75%	1.91%
The primary factor influencing the provision for loan losses during the period was the positive impact of improved economic conditions as compared to the prior year period, which led to a decrease in corporate criticized loans, lower LTV ratios in the residential mortgage loan portfolio, and a significant reduction in residential mortgage delinquent loans.

The following table presents net loan charge-offs and the percentage of net loan charge-offs to the average outstanding loan balances by loan portfolio segment:

	Three months ended March 31,				Six months ended March 31,
	2013		2012		2013		2012
	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$(460)	0.04%	$(2,068)	0.18%	$(550)	0.02%	$(5,217)	0.24%
CRE loans	529	0.21%	(882)	0.45%	1,073	0.22%	(452)	0.12%
Residential mortgage loans	(1,350)	0.32%	(5,107)	1.17%	(4,189)	0.49%	(8,052)	0.92%
Consumer loans	(67)	0.06%	5	0.09%	(62)	0.03%	(28)	0.37%
Total	$(1,348)	0.06%	$(8,052)	0.44%	$(3,728)	0.09%	$(13,749)	0.39%

Index

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. The 83% decline in net charge-offs compared to the prior year quarter was primarily attributable to improved credit quality in both the residential mortgage and corporate loan portfolios.

The table below presents nonperforming loans and total allowance for loan losses:

	March 31, 2013		September 30, 2012
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	(in thousands)
Loans held for investment:
C&I loans	$29,736	$(98,707)	$19,517	$(92,409)
CRE construction loans	—	(1,016)	—	(739)
CRE loans	3,264	(28,732)	8,404	(27,546)
Residential mortgage loans	81,041	(20,961)	78,739	(26,138)
Consumer loans	—	(870)	—	(709)
Total	$114,041	$(150,286)	$106,660	$(147,541)

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans increased 7% during the six months ended March 31, 2013.  This increase was primarily due to a $10.2 million increase in nonperforming C&I loans, which resulted from the addition of one loan, and a $2.3 million increase in nonperforming residential mortgage loans, offset by a $5.1 million reduction in nonperforming CRE loans.  Included in nonperforming residential mortgage loans are $66.3 million in loans for which $40.8 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance.

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described on pages 86 - 87 of our 2012 Form 10-K. There was no material change in RJ Bank’s underwriting policies during the six months ended March 31, 2013.

Risk monitoring process

The credit risk strategy component of ongoing risk monitoring and review processes at RJ Bank for all residential, consumer and corporate credit exposures are discussed on pages 87 - 90 of our 2012 Form 10-K. There were no material changes to those processes and policies during the six months ended March 31, 2013.

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

Index

RJ Bank estimates the residential mortgage loans with updated LTVs between 100% and 120% represent 13% of the residential mortgage loan portfolio and residential mortgage loans with updated LTVs in excess of 120% represent 4% of the residential mortgage loan portfolio. The current average estimated LTV is approximately 72% for the total residential mortgage loan portfolio. Credit risk management utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage loan portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

Residential mortgage loan delinquency levels continue to be elevated by historical standards at RJ Bank due to general economic conditions and the relatively high level of unemployment. Consistent with prior periods, our consumer loan portfolio has not experienced high levels of delinquencies to date.  At March 31, 2013 there were no delinquent consumer loans.

At March 31, 2013, loans over 30 days delinquent (including nonperforming loans) decreased to 3.34% of residential mortgage loans outstanding, compared to 3.55% over 30 days delinquent at September 30, 2012.  Additionally, our March 31, 2013 percentage compares favorably to the national average for over 30 day delinquencies of 10.2% as most recently reported by the Fed.

The following table presents a summary of delinquent residential mortgage loans:

	Delinquent residential loans (amount)			Delinquent residential loans as a percentage of outstanding loan balances
	30-89 days	90 days or more	Total(1)	30-89 days	90 days or more	Total(1)
	($ in thousands)
March 31, 2013
Residential Mortgage Loans:
First mortgage loans	$7,893	$48,438	$56,331	0.47%	2.89%	3.36%
Home equity loans/lines	74	416	490	0.31%	1.73%	2.04%
Total residential mortgage loans	$7,967	$48,854	$56,821	0.47%	2.87%	3.34%

September 30, 2012
Residential Mortgage Loans:
First mortgage loans	$10,276	$49,476	$59,752	0.62%	2.97%	3.58%
Home equity loans/lines	338	—	338	1.33%	—%	1.33%
Total residential mortgage loans	$10,614	$49,476	$60,090	0.63%	2.92%	3.55%

(1)	Comprised of loans which are two or more payments past due as well as loans in process of foreclosure.

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. See page 89 of our 2012 Form 10-K for a discussion of these processes. There have been no material changes to these processes during the six months ended March 31, 2013.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

March 31, 2013		September 30, 2012
($ outstanding as a % of RJ Bank total assets)
2.8%	FL	2.8%	CA (1)
2.4%	CA (1)	2.7%	FL
1.3%	NY	1.5%	NY
0.8%	NJ	0.9%	NJ
0.7%	VA	0.7%	VA

(1)
The concentration ratio for the state of California excludes 1.6% for March 31, 2013 and 1.8% for September 30, 2012 for loans purchased from a large investment grade institution that have full repurchase recourse for any delinquent loans.

Index

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At March 31, 2013 and September 30, 2012, these loans totaled $398 million and $428 million, respectively, or approximately 25% and 30% of the residential mortgage portfolio, respectively.  At March 31, 2013, the balance of amortizing, former interest-only, loans totaled $361 million.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at March 31, 2013, begins amortizing is 3.4 years.  In the current interest rate environment, a large percentage of these loans were projected to adjust to a payment lower than the current payment. The outstanding balance of loans that were interest-only at origination and based on their contractual terms are scheduled to reprice are as follows:

March 31, 2013
(in thousands)
One year or less	$245,421
Over one year through two years	56,424
Over two years through three years	11,381
Over three years through four years	8,573
Over four years through five years	33,766
Over five years	42,094
Total outstanding residential interest-only loan balance	$397,659

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	March 31, 2013	September 30, 2012
Residential first mortgage loan weighted-average LTV/FICO (1)	66%/753	66%/753

(1)	At origination. Small group of local loans representing less than 1% of residential portfolio excluded.

Corporate loans

Credit risk in RJ Bank’s corporate loan portfolio is monitored on an individual loan basis, see page 90 of our 2012 Form 10-K for a discussion of our monitoring processes. There have been no material changes in these processes during the six months ended March 31, 2013.

At March 31, 2013, other than loans classified as nonperforming, there were no loans that were delinquent greater than 30 days.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

March 31, 2013		September 30, 2012
($ outstanding as a % of RJ Bank total assets)
3.6%	Media communications	4.1%	Business systems and services
3.6%	Business systems and services	3.2%	Pharmaceuticals
3.5%	Retail trade	3.1%	Media communications
2.9%	Consumer products and services	2.9%	Consumer products and services
2.8%	Pharmaceuticals	2.8%	Retail real estate

Liquidity risk

See the section entitled “Liquidity and capital resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Index

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes. See page 90 of our 2012 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes. There have been no material changes in such processes during the six months ended March 31, 2013.

Regulatory and legal risk

Our regulatory and legal risks are described on page 91 of our 2012 Form 10-K. There have been no material changes in our risk mitigation processes during the six months ended March 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	LEGAL PROCEEDINGS

The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal Proceedings” on page 30 - 31 of our 2012 Form 10-K.

Index

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

In March 2009, MK & Co. received a Wells Notice from the SEC’s Atlanta Regional Office related to ARS indicating that the SEC staff intended to recommend that the SEC take civil action against the firm. On July 21, 2009, the SEC filed a complaint in the United States District Court for the Northern District of Georgia (the “Court”) against MK & Co. alleging violations of the federal securities laws in connection with ARS that MK & Co. underwrote, marketed and sold. On June 28, 2011, the Court granted MK & Co.’s Motion for Summary Judgment, dismissing the case brought by the SEC. On May 2, 2012, the United States Court of Appeals for the Eleventh Circuit reversed the Court’s decision and remanded the case. A bench trial was held the week of November 26, 2012, and on February 15, 2013, the Court ruled that MK & Co. had been negligent in a few discreet instances and ordered it to repurchase ARS from the 17 clients. The court imposed a fine of $100,500 and dismissed all other claims. Beginning in February 2009, MK & Co. commenced a voluntary program to repurchase ARS that it underwrote and sold to MK & Co. customers, and extended that repurchase program on October 1, 2009, to include certain ARS that were sold by MK & Co. to its customers but were underwritten by other firms. On July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to MK & Co. arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires MK & Co. to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties.

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

ITEM 2.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents information on our purchases of our own stock, on a monthly basis, for the six months ended March 31, 2013:

	Number of shares purchased (1)	Average price per share
October 1, 2012 – October 31, 2012	48	$36.73
November 1, 2012 – November 30, 2012	37,482	36.78
December 1, 2012 – December 31, 2012	183,115	37.63
First quarter	220,645	$37.48

January 1, 2013 – January 31, 2013	24,328	$39.01
February 1, 2013 – February 28, 2013	2,050	41.23
March 1, 2013 – March 31, 2013	3,208	35.90
Second quarter	29,586	$38.83
Year-to-date	250,231	$37.64

(1)
We purchase our own stock in conjunction with a number of activities, each of which are described below.  We do not have a formal stock repurchase plan. As of March 31, 2013, there is $37.2 million remaining on the current authorization of our Board of Directors for open market share repurchases.

From time to time, our Board of Directors has authorized specific dollar amounts for repurchases at the discretion of our Board’s Securities Repurchase Committee. The decision to repurchase securities is subject to cash availability and other factors. Historically we have considered such purchases when the price of our stock approaches 1.5 times book value.  We did not purchase any of our shares in open market transactions during the six months ended March 31, 2013.

Share purchases for the trust fund that was established and funded to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiary (see Note 2 of the Notes to Consolidated Financial Statements on page 115 of our 2012 Form 10-K, and Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, for more information on this trust fund) amounted to 125,700 shares for a total of $4.7 million, for the six months ended March 31, 2013.

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  During the six months ended March 31, 2013, there were 124,531 shares surrendered to us by employees for a total of $4.7 million as payment for option exercises or withholding taxes.

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

On April 1, 2013, one of our independent directors, Susan Story, joined American Water Works Company, Inc., a publicly held water and wastewater utility holding company, as its Senior Vice President and Chief Financial Officer. Ms. Story was previously President and Chief Executive Officer of Southern Company Services, Inc. Another of our independent directors, Shelley Broader, rotated off of the board of Wal-Mart de Mexico on March 14, 2013. Ms. Broader remains President and Chief Executive Officer of Walmart Canada Corp.

Item 6.	EXHIBITS

10.16.3	Fifth Third Bank Uncommitted Line of Credit Agreement Extension Letter dated March 22, 2013, filed herewith.

11
Statement Re: Computation of per Share Earnings (the calculation of per share earnings is included in Part I, Item 1 in the Notes to Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends, filed herewith.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

99.(i).1	Charter of the Audit Committee of the Board of Directors as revised on November 28, 2012, filed herewith.

99.(i).2	Charter of the Corporate Governance, Nominating and Compensation Committee as revised on February 22, 2013, filed herewith.

99.(i).3	Raymond James Financial, Inc. Corporate Governance Principles as revised on February 22, 2013, filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: May 9, 2013	/s/ Paul C. Reilly
Paul C. Reilly
Chief Executive Officer

Date: May 9, 2013	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance
Chief Financial Officer and Treasurer