Form 10-Q
period 2013-06-30
RAYMOND JAMES FINANCIAL INC
filed 2013-08-08
CIK 720005

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or

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

139,846,765 shares of common stock as of August 5, 2013

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Form 10-Q for the quarter ended June 30, 2013

Index

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2013	September 30, 2012
	(in thousands)
Assets:
Cash and cash equivalents	$2,585,545	$1,980,020
Assets segregated pursuant to regulations and other segregated assets	3,451,414	2,784,199
Securities purchased under agreements to resell and other collateralized financings	578,147	565,016
Financial instruments, at fair value:
Trading instruments	374,858	804,272
Available for sale securities	723,340	733,874
Private equity investments	217,549	336,927
Other investments	239,386	310,806
Derivative instruments associated with offsetting matched book positions	265,521	458,265
Receivables:
Brokerage clients, net	2,106,283	2,067,117
Stock borrowed	155,473	200,160
Bank loans, net	8,689,389	7,991,512
Brokers-dealers and clearing organizations	170,616	225,306
Loans to financial advisors, net	424,245	445,497
Other	415,296	427,641
Deposits with clearing organizations	134,687	163,848
Prepaid expenses and other assets	623,427	605,566
Investments in real estate partnerships held by consolidated variable interest entities	275,725	299,611
Property and equipment, net	251,835	231,195
Deferred income taxes, net	168,778	168,187
Goodwill and identifiable intangible assets, net	362,677	361,246
Total assets	$22,214,191	$21,160,265

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(continued from previous page)

	June 30, 2013	September 30, 2012
	($ in thousands)
Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$103,730	$232,436
Securities sold under agreements to repurchase	248,382	348,036
Derivative instruments associated with offsetting matched book positions, at fair value	265,521	458,265
Payables:
Brokerage clients	5,238,033	4,584,656
Stock loaned	346,558	423,519
Bank deposits	9,130,384	8,599,713
Brokers-dealers and clearing organizations	191,603	103,164
Trade and other	823,207	628,734
Other borrowings	93,700	—
Accrued compensation, commissions and benefits	640,501	690,654
Loans payable of consolidated variable interest entities	62,038	81,713
Corporate debt	1,195,392	1,329,093
Total liabilities	18,339,049	17,479,983
Commitments and contingencies (see Note 16)
Equity
Preferred stock; $.10 par value; authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Common stock; $.01 par value; authorized 350,000,000 shares; issued 144,376,520 at June 30, 2013 and 142,853,667 at September 30, 2012	1,427	1,404
Additional paid-in capital	1,122,234	1,030,288
Retained earnings	2,537,252	2,346,563
Treasury stock, at cost; 5,144,904 common shares at June 30, 2013 and 5,117,049 common shares at September 30, 2012	(123,757)	(118,762)
Accumulated other comprehensive income	7,039	9,447
Total equity attributable to Raymond James Financial, Inc.	3,544,195	3,268,940
Noncontrolling interests	330,947	411,342
Total equity	3,875,142	3,680,282
Total liabilities and equity	$22,214,191	$21,160,265

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$763,345	$733,180	$2,266,918	$1,803,041
Investment banking	68,057	72,266	203,182	169,556
Investment advisory fees	74,601	57,887	202,174	165,661
Interest	117,376	121,186	358,534	332,134
Account and service fees	90,757	82,082	267,608	231,947
Net trading (loss) profit	(1,456)	14,544	16,011	36,866
Other	25,048	34,617	131,108	65,227
Total revenues	1,137,728	1,115,762	3,445,535	2,804,432
Interest expense	28,192	29,554	83,416	63,510
Net revenues	1,109,536	1,086,208	3,362,119	2,740,922
Non-interest expenses:
Compensation, commissions and benefits	772,324	736,050	2,297,919	1,874,563
Communications and information processing	67,138	55,282	192,522	136,590
Occupancy and equipment costs	39,323	41,087	117,495	94,255
Clearance and floor brokerage	9,266	11,025	30,839	27,549
Business development	31,737	33,098	93,854	88,319
Investment sub-advisory fees	10,369	7,765	26,829	21,470
Bank loan loss (benefit) provision	(2,142)	9,315	4,518	21,925
Acquisition related expenses	13,449	20,955	51,753	40,559
Other	39,175	33,640	111,023	85,151
Total non-interest expenses	980,639	948,217	2,926,752	2,390,381
Income including noncontrolling interests and before provision for income taxes	128,897	137,991	435,367	350,541
Provision for income taxes	48,192	48,520	152,522	134,674
Net income including noncontrolling interests	80,705	89,471	282,845	215,867
Net (loss) income attributable to noncontrolling interests	(3,157)	13,121	33,149	3,323
Net income attributable to Raymond James Financial, Inc.	$83,862	$76,350	$249,696	$212,544

Net income per common share – basic	$0.60	$0.55	$1.79	$1.61
Net income per common share – diluted	$0.59	$0.55	$1.76	$1.60
Weighted-average common shares outstanding – basic	138,185	135,256	137,493	129,206
Weighted-average common and common equivalent shares outstanding – diluted	141,231	136,657	140,165	130,187

Net income attributable to Raymond James Financial, Inc.	$83,862	$76,350	$249,696	$212,544
Other comprehensive income, net of tax:(1)
Change in unrealized losses on available for sale securities and non-credit portion of other-than-temporary impairment losses	614	622	14,358	6,197
Change in currency translations and net investment hedges	(8,090)	(8,933)	(16,767)	(1,588)
Total comprehensive income	$76,386	$68,039	$247,287	$217,153

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$(2,852)	$(1,260)	$3,866	$5,406
Portion of pre-tax losses (recoveries) recognized in other comprehensive income	2,814	(175)	(4,289)	(10,274)
Net impairment losses recognized in other revenue	$(38)	$(1,435)	$(423)	$(4,868)

(1)
The components of other comprehensive income, net of tax, are attributable to Raymond James Financial, Inc.  None of the components of other comprehensive income are attributable to noncontrolling interests.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine months ended June 30,
	2013	2012
	(in thousands, except per share amounts)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,404	$1,271
Issuances of shares, registered public offering	—	111	(1)
Other issuances	23	17
Balance, end of period	1,427	1,399

Additional paid-in capital:
Balance, beginning of year	1,030,288	565,135
Issuances of shares, registered public offering	—	362,712	(1)
Employee stock purchases	14,317	12,286
Exercise of stock options and vesting of restricted stock units, net of forfeitures	32,741	16,142
Restricted stock, stock option and restricted stock unit expense	45,788	39,287
Excess tax benefit from share-based payments	3,442	2,407
Purchase of additional equity interest in subsidiary	(4,531)	1,225
Other	189	(627)
Balance, end of period	1,122,234	998,567

Retained earnings:
Balance, beginning of year	2,346,563	2,125,818
Net income attributable to Raymond James Financial, Inc.	249,696	212,544
Cash dividends declared	(58,597)	(52,118)
Other	(410)	(4,837)
Balance, end of period	2,537,252	2,281,407

Treasury stock:
Balance, beginning of year	(118,762)	(95,000)
Purchases/surrenders	(7,959)	(19,211)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	2,964	(4,470)
Balance, end of period	(123,757)	(118,681)

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(continued from previous page)

	Nine months ended June 30,
	2013	2012
	(in thousands, except per share amounts)
Accumulated other comprehensive income:(2)
Balance, beginning of year	$9,447	$(9,605)
Net change in unrealized losses on available for sale securities and non-credit portion of other-than-temporary impairment losses, net of tax	14,358	6,197
Net change in currency translations and net investment hedges, net of tax	(16,766)	(1,588)
Balance, end of period	7,039	(4,996)
Total equity attributable to Raymond James Financial, Inc.	$3,544,195	$3,157,696

Noncontrolling interests:
Balance, beginning of year	$411,342	$324,226
Net income attributable to noncontrolling interests	33,149	3,323
Capital contributions	27,727	33,228
Distributions	(147,075)	(6,645)
Consolidation of acquired entity (3)	7,592	—
Consolidation of private equity partnerships	—	78,394
Derecognition resulting from acquisition of additional interests	4,126	(665)
Other	(5,914)	(7,848)
Balance, end of period	330,947	424,013
Total equity	$3,875,142	$3,581,709

(1)
During the nine months ended June 30, 2012, in a registered public offering, 11,075,000 common shares were issued generating approximately $363 million in net proceeds (after consideration of the underwriting discount and direct expenses of the offering).

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

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$249,696	$212,544
Net income attributable to noncontrolling interests	33,149	3,323
Net income including noncontrolling interests	282,845	215,867

Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	48,890	38,079
Deferred income taxes	(1,537)	(16,389)
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	(80,539)	(21,222)
Provisions for loan losses, legal proceedings, bad debts and other accruals	15,607	26,679
Share-based compensation expense	48,468	41,774
Goodwill impairment expense	6,933	—
Other	28,153	15,946
Net change in:
Assets segregated pursuant to regulations and other segregated assets	(667,215)	954,857
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	(112,785)	(192,771)
Stock loaned, net of stock borrowed	(32,274)	(328,145)
Repayments of loans (loans provided) to financial advisors	9,474	(155,123)
Brokerage client receivables and other accounts receivable, net	29,745	(165,831)
Trading instruments, net	338,794	(26,886)
Prepaid expenses and other assets	(75,880)	5,726
Brokerage client payables and other accounts payable	681,963	(84,289)
Accrued compensation, commissions and benefits	(51,389)	(39,591)
Proceeds from sales of securitizations and loans held for sale, net of purchases and originations of loans held for sale	(52,634)	(49,893)
Excess tax benefits from share-based payment arrangements	(3,442)	(3,001)
Net cash provided by operating activities	413,177	215,787

Cash flows from investing activities:
Additions to property and equipment	(65,757)	(53,572)
Increase in bank loans, net	(471,409)	(1,256,018)
Redemptions of Federal Home Loan Bank/Federal Reserve Bank stock, net	1,067	20,169
Sales (purchases) of private equity and other investments, net	231,365	(18,887)
Purchases of available for sale securities	(62,102)	(249,381)
Available for sale securities maturations, repayments and redemptions	90,758	145,860
Proceeds from sales of available for sale securities	4,619	—
Investments in real estate partnerships held by consolidated variable interest entities, net of other investing activity	1,585	(141)
Business acquisition, net of cash acquired (see Note 3)	(6,450)	(1,096,631)
Net cash used in investing activities	$(276,324)	$(2,508,601)

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued from previous page)

	Nine months ended June 30,
	2013	2012
	(in thousands)
Cash flows from financing activities:
Proceeds from borrowed funds, net	$211,700	$1,149,275
Repayments of borrowed funds, net	(251,966)	(425,598)
Proceeds from issuance of shares in registered public offering	—	362,823
Repayments of borrowings by consolidated variable interest entities which are real estate partnerships	(22,615)	(23,147)
Proceeds from capital contributed to and borrowings of consolidated variable interest entities which are real estate partnerships	23,519	30,546
Purchase of additional equity interest in subsidiary	(553)	(4,017)
Exercise of stock options and employee stock purchases	50,555	23,416
Increase in bank deposits	530,671	537,982
Purchase of treasury stock	(10,581)	(20,489)
Dividends on common stock	(57,002)	(50,655)
Excess tax benefits from share-based payment arrangements	3,442	3,001
Net cash provided by financing activities	477,170	1,583,137

Currency adjustment:
Effect of exchange rate changes on cash	(8,498)	(983)
Net increase (decrease) in cash and cash equivalents	605,525	(710,660)
Cash and cash equivalents at beginning of year	1,980,020	2,439,695
Cash and cash equivalents at end of period	$2,585,545	$1,729,035

Supplemental disclosures of cash flow information:
Cash paid for interest	$80,541	$51,407
Cash paid for income taxes	$131,952	$123,715
Non-cash transfers of loans to other real estate owned	$2,188	$11,121

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2013

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

Index

Significant subsidiaries

As of June 30, 2013, our significant subsidiaries, all wholly owned, include: Raymond James & Associates, Inc. (“RJ&A”) a domestic broker-dealer carrying client accounts, Raymond James Financial Services, Inc. (“RJFS”) an introducing domestic broker-dealer, Raymond James Ltd. (“RJ Ltd.”) a broker-dealer headquartered in Canada, Eagle Asset Management, Inc., and Raymond James Bank, N.A. (“RJ Bank”), a national bank. In mid-February 2013, the client accounts of MK & Co. were transferred to RJ&A pursuant to our Morgan Keegan acquisition integration strategy (see Note 3 for additional information regarding the Morgan Keegan acquisition).

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 on pages 100 - 117 of our 2012 Form 10-K. There have been no significant changes in our significant accounting policies since September 30, 2012.
Brokerage client receivables, loans to financial advisors and allowance for doubtful accounts
As more fully described in Note 2, page 107, of our 2012 Form 10-K, we have certain financing receivables that arise from businesses other than our banking business. Specifically, we offer loans to financial advisors and certain key revenue producers, primarily for recruiting and retention purposes. We present the outstanding balance of loans to financial advisors on our Condensed Consolidated Statements of Financial Condition, net of their applicable allowances for doubtful accounts. The allowance for doubtful accounts balance associated with all of our loans to financial advisors is $2.8 million and $2.5 million at June 30, 2013 and September 30, 2012, respectively. Of the June 30, 2013 loans to financial advisors, the portion of the balance associated with financial advisors who are no longer affiliated with us, after consideration of the allowance for doubtful accounts, is approximately $1.7 million.
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

Pro forma results (Unaudited):	Nine months ended June 30, 2012
($ in thousands except per share amounts)
Total net revenues	$3,253,924
Net income	$255,647
Net income per share:
Basic	$1.86
Diluted	$1.85

Acquisition related expenses

Acquisition related expenses are recorded in the Condensed Consolidated Statement of Income and Comprehensive Income and include certain incremental expenses arising from our acquisitions.  We incurred the following acquisition related expenses:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Severance (1)	$6,742	$13,845	$12,947	$17,028
Integration costs	4,510	4,783	33,852	5,980
Occupancy and equipment costs (2)	2,057	1,761	3,185	1,762
Financial advisory fees	—	20	1,176	7,040
Acquisition bridge financing facility fees	—	—	—	5,684
Legal	—	—	—	2,230
Other	140	546	593	835
Total acquisition related expenses	$13,449	$20,955	$51,753	$40,559

(1)
Represents all costs associated with eliminating positions as a result of the Morgan Keegan acquisition, partially offset by the favorable impact arising from the forfeiture of any unvested accrued benefits.

(2)	Includes lease costs associated with the abandonment of certain facilities resulting from the Morgan Keegan acquisition.

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

Our cash and cash equivalents, assets segregated pursuant to regulations or other segregated assets, and deposits with clearing organization balances are as follows:

	June 30, 2013	September 30, 2012
	(in thousands)
Cash and cash equivalents:
Cash in banks	$2,582,850	$1,973,897
Money market fund investments	2,695	6,123
Total cash and cash equivalents (1)	2,585,545	1,980,020
Cash segregated pursuant to federal regulations and other segregated assets (2)	3,451,414	2,784,199
Deposits with clearing organizations (3)	134,687	163,848
	$6,171,646	$4,928,067

(1)
The total amounts presented include cash and cash equivalents of $758 million and $539 million as of June 30, 2013 and September 30, 2012, respectively, which are either held directly by RJF or are otherwise invested by one of our subsidiaries on behalf of RJF, and are available without restrictions.

(2)
Consists of cash maintained in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934. RJ&A and MK & Co. (at September 30, 2012), as broker-dealers carrying client accounts, are subject to requirements related to maintaining cash or qualified securities in segregated reserve accounts for the exclusive benefit of their clients. Additionally, RJ Ltd. is required to hold client Registered Retirement Savings Plan funds in trust.

(3)	Consists of deposits of cash and cash equivalents or other short-term securities held by other clearing organizations or exchanges.

Index

NOTE 5 – FAIR VALUE

For a discussion of our valuation methodologies for assets, liabilities measured at fair value, and the fair value hierarchy, see Note 2, pages 101 - 107, in our 2012 Form 10-K.

There have been no material changes to our valuation methodologies since our year ended September 30, 2012.

Assets and liabilities measured at fair value on a recurring and nonrecurring basis are presented below:

June 30, 2013	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of June 30, 2013
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$32	$106,981	$—		$—	$107,013
Corporate obligations	1,074	29,165	—		—	30,239
Government and agency obligations	9,928	35,413	—		—	45,341
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	6,528	78,675	—		—	85,203
Non-agency CMOs and asset-backed securities (“ABS”)	—	19,078	16		—	19,094
Total debt securities	17,562	269,312	16		—	286,890
Derivative contracts	—	99,100	—		(68,240)	30,860
Equity securities	36,021	3,928	34		—	39,983
Other securities	718	10,208	6,199		—	17,125
Total trading instruments	54,301	382,548	6,249		(68,240)	374,858
Available for sale securities:
Agency MBS and CMOs	—	347,680	—		—	347,680
Non-agency CMOs	—	133,866	262		—	134,128
Auction rate securities (“ARS”):
Municipals	—	—	132,678	(3)	—	132,678
Preferred securities	—	—	108,854		—	108,854
Total available for sale securities	—	481,546	241,794		—	723,340
Private equity investments	—	—	217,549	(4)	—	217,549
Other investments (5)	233,043	2,315	4,028		—	239,386
Derivative instruments associated with offsetting matched book positions	—	265,521	—		—	265,521
Other assets:
Derivative contracts	—	2,936	—		—	2,936
All other assets	—	—	15		—	15
Total other assets	—	2,936	15		—	2,951
Total assets at fair value on a recurring basis	$287,344	$1,134,866	$469,635		$(68,240)	$1,823,605

Assets at fair value on a nonrecurring basis: (6)
Bank loans, net:
Impaired loans	$—	$34,958	$62,749		$—	$97,707
Loans held for sale(7)	—	138,013	—		—	138,013
Total bank loans, net	—	172,971	62,749		—	235,720
Other real estate owned (“OREO”)(8)	—	409	—		—	409
Total assets at fair value on a nonrecurring basis	$—	$173,380	$62,749		$—	$236,129

(continued on next page)

Index

June 30, 2013	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of June 30, 2013
	(in thousands)
	(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$277	$243	$—		$—	$520
Corporate obligations	203	9,754	—		—	9,957
Government obligations	69,684	6,629	—		—	76,313
Agency MBS and CMOs	151	—	—		—	151
Total debt securities	70,315	16,626	—		—	86,941
Derivative contracts	—	84,482	—		(76,576)	7,906
Equity securities	8,802	81	—		—	8,883
Total trading instruments sold but not yet purchased	79,117	101,189	—		(76,576)	103,730
Derivative instruments associated with offsetting matched book positions	—	265,521	—		—	265,521
Trade and other payables:
Other liabilities	—	—	5,511	(9)	—	5,511
Total trade and other payables	—	—	5,511		—	5,511
Total liabilities at fair value on a recurring basis	$79,117	$366,710	$5,511		$(76,576)	$374,762

(1)
We had $755 thousand in transfers of financial instruments from Level 1 to Level 2 during the three months ended June 30, 2013 and $860 thousand in transfers of financial instruments from Level 1 to Level 2 during the nine months ended June 30, 2013.  These transfers were a result of a decrease in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement. We had $233 thousand in transfers of financial instruments from Level 2 to Level 1 during the three months ended June 30, 2013 and $401 thousand in transfers of financial instruments from Level 2 to Level 1 during the nine months ended June 30, 2013.  These transfers were a result of an increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(2)	Where permitted, we have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(3)	Includes $55 million of Jefferson County, Alabama Limited Obligation School Warrants ARS and $25 million of Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS.

(4)
Includes $218 million in private equity investments, the weighted-average portion we own is approximately 40%. Effectively, the economics associated with the portions of these investments we do not own become a component of noncontrolling interests on our Condensed Consolidated Statements of Financial Condition, and amounted to approximately $62 million of that total as of June 30, 2013.

(5)
Other investments include $171 million of financial instruments that are related to MK & Co.’s obligations to perform under certain of its historic deferred compensation plans (see Note 2 page 114, and Note 23 page 170, of our 2012 Form 10-K for further information regarding these plans).

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

(9)
Primarily comprised of forward commitments to purchase GNMA (as hereinafter defined) MBS arising from our fixed income public finance operations (see Note 16 for additional information regarding these commitments) and to a much lesser extent, other certain commitments.

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

(5)
Other investments include $185 million of financial instruments that are related to MK & Co.’s obligations to perform under certain of its deferred compensation plans (see Note 2 page 114, and Note 23, page 170, of our 2012 Form 10-K for further information regarding these plans).

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

The adjustment to fair value of the nonrecurring fair value measures for the nine months ended June 30, 2013 resulted in $5.5 million in additional provision for loan losses and $2.7 million in other losses.

Index

Changes in Level 3 recurring fair value measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis is presented below:

Three months ended June 30, 2013 Level 3 assets at fair value (in thousands)
Financial assets											Financial liabilities
	Trading instruments			Available for sale securities			Private equity, other investments and other assets				Payables- trade and other
	Non- agency CMOs & ABS	Equity securities	Other securities	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other assets	Other liabilities
Fair value March 31, 2013	$17	$21	$5,723	$420	$134,630	$106,019	$397,715		$3,982	$15	$(98)
Total gains (losses) for the period:
Included in earnings	—	(2)	—	—	356	—	8,210	(1)	616	—	(5,413)
Included in other comprehensive income	—	—	—	(144)	3,206	2,835	—		—	—	—
Purchases and contributions	—	15	1,143	—	—	—	5,561		120	—	—
Sales	—	—	—	—	(4,884)	—	(165,878)	(2)	(619)	—	—
Redemptions by issuer	—	—	—	—	(630)	—	—		—	—	—
Distributions	(1)	—	(667)	(14)	—	—	(28,059)		(202)	—	—
Transfers: (3)
Into Level 3	—	—	—	—	—	—	—		131	—	—
Out of Level 3	—	—	—	—	—	—	—		—	—	—
Fair value June 30, 2013	$16	$34	$6,199	$262	$132,678	$108,854	$217,549		$4,028	$15	$(5,511)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$19	$(2)	$—	$—	$3,206	$2,835	$8,210		$616	$—	$(5,451)

(1)
Results from valuation adjustments of certain private equity investments. Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $7.5 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net gain is approximately $737 thousand.

(2)	Results from the April 29, 2013 sale of our indirect investment in Albion Medical Holdings, Inc. (“Albion”), the portion of which we owned was $36 million as of March 31, 2013.

(3)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

Nine months ended June 30, 2013 Level 3 assets at fair value (in thousands)
Financial assets												Financial liabilities
	Trading instruments				Available for sale securities			Private equity, other investments and other assets				Payables- trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Other securities	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other assets	Other liabilities
Fair value September 30, 2012	$553	$29	$6	$5,850	$249	$123,559	$110,193	$336,927		$4,092	$—	$(98)
Total gains (losses) for the period:
Included in earnings	—	(4)	3	(51)	(335)	388	1,164	74,629	(1)	669	—	(5,413)
Included in other comprehensive income	—	—	—	—	389	14,495	5,484	—		—	—	—
Purchases and contributions	—	—	60	4,352	—	—	25	16,215		120	—	—
Sales	(553)	—	(37)	(2,007)	—	(4,884)	—	(165,878)	(2)	(669)	—	—
Redemptions by issuer	—	—	—	—	—	(880)	(8,012)	—		—	—	—
Distributions	—	(9)	—	(1,930)	(41)	—	—	(44,344)		(315)	—	—
Transfers: (3)
Into Level 3	—	—	2	—	—	—	—	—		131	15	—
Out of Level 3	—	—	—	(15)	—	—	—	—		—	—	—
Fair value June 30, 2013	$—	$16	$34	$6,199	$262	$132,678	$108,854	$217,549		$4,028	$15	$(5,511)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$38	$1	$(51)	$(335)	$14,495	$5,484	$9,295		$759	$—	$(5,451)

(1)
Results from valuation adjustments of certain private equity investments and the April 29, 2013 sale of our indirect investment in Albion. Since we only own a portion of these investments, our share of the net valuation adjustments and Albion sale resulted in a gain of $29.6 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net gain is approximately $45 million.

(2)	Results from the April 29, 2013 sale of our indirect investment in Albion, the portion of which we owned was $36 million as of March 31, 2013.

(3)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

Three months ended June 30, 2012 Level 3 assets at fair value (in thousands)
Financial assets									Financial liabilities
	Trading instruments		Available for sale securities			Private equity and other investments			Payables- trade and other
	Non- agency CMOs & ABS	Other securities	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other liabilities
Fair value March 31, 2012	$34	$6,618	$633	$71,909	$102,092	$181,446		$2,193	$(39)
Total gains (losses) for the period:
Included in earnings	—	(63)	(157)	(947)	—	20,983	(1)	9	(21)
Included in other comprehensive income	—	—	—	(31)	2,209	—		109	—
Purchases and contributions	—	8,790	56	55,869	66,440	136,828	(2)	2,273	—
Sales	—	(8,903)	—	—	—	—		—	—
Redemptions by issuer	—	—	—	(3,047)	(54,060)	—		—	—
Distributions	(3)	(543)	(6)	—	—	(4,020)		(456)	—
Transfers: (3)	—	—	—	—	—	—		—	—
Into Level 3	—	—	—	—	—	—		—	—
Out of Level 3	—	—	—	—	—	—		—	—
Fair value June 30, 2012	$31	$5,899	$526	$123,753	$116,681	$335,237		$4,128	$(60)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$5	$(63)	$(157)	$(978)	$2,209	$20,983	(1)	$95	$—

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $2.5 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $18.4 million.

(2)
Includes private equity investments of approximately $46 million arising from the Morgan Keegan acquisition and $90 million of other investments arising from the consolidation of certain Morgan Keegan’s private equity funds (see Note 3, pages 118 - 121, of our 2012 Form 10-K for further information regarding the Morgan Keegan acquisition and the consolidation of certain of the private equity funds they sponsor).

(3)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

Nine months ended June 30, 2012 Level 3 assets at fair value (in thousands)
Financial assets												Financial liabilities
	Trading instruments					Available for sale securities			Private equity and other investments			Payables-trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Other securities		Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other liabilities
Fair value September 30, 2011	$375	$50	$15	$—		$851	$79,524	$116,524	$168,785		$2,087	$(40)
Total gains (losses) for the period:
Included in earnings	89	(3)	11	(1,222)		(295)	(1,487)	(75)	29,013	(1)	225	(20)
Included in other comprehensive income	—	—	—	—		—	(7,499)	4,870	—		—	—
Purchases,and contributions	—	—	16	13,978		2	56,344	66,915	152,090	(2)	2,273	—
Sales	(320)	—	(16)	(12,397)		—	—	—	—		(1)	—
Redemptions by issuer	—	—	—	—		—	(3,172)	(71,510)	—		—	—
Distributions	—	(16)	—	(1,037)		(32)	—	—	(14,651)		(456)	—
Transfers:
Into Level 3	—	—	152	6,577	(3)	—	43	—	—		—	—
Out of Level 3 (4)	(144)	—	(178)	—		—	—	(43)	—		—	—
Fair value June 30, 2012	$—	$31	$—	$5,899		$526	$123,753	$116,681	$335,237		$4,128	$(60)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$—	$—	$(61)		$(295)	$(8,908)	$4,870	$28,909	(1)	$147	$—

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $5.4 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $23.6 million.

(2)
Includes private equity investments of approximately $46 million arising from the Morgan Keegan acquisition and $90 million of other investments arising from the consolidation of certain Morgan Keegan’s private equity funds (see Note 2 for further information regarding the Morgan Keegan acquisition and the consolidation of certain of the private equity funds they sponsor).

(3)	During the nine month period ended June 30, 2012, we transferred certain securities which were previously included in Level 2, non-agency CMOs and ABS.

(4)
The transfers out of Level 3 were a result of an increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement. Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

As of June 30, 2013, 8.2% of our assets and 2% of our liabilities are instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of June 30, 2013 represent 25.8% of our assets measured at fair value. In comparison, as of June 30, 2012, 12.7% and 3.8% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of June 30, 2012 represented 21.7% of our assets measured at fair value. The balances of our level 3 assets have decreased compared to June 30, 2012, primarily as a result the sale of Albion in our private equity portfolio (partially offset by valuation increases in that portfolio) and the sale or redemption of a portion of our ARS portfolio. Level 3 instruments as a percentage of total financial instruments increased by 4% as compared to June 30, 2012. Total financial instruments at June 30, 2013, primarily trading instruments, derivative instruments associated with offsetting matched book positions, and other investments which are not level 3 financial instruments decreased as compared to both September 30, 2012 and June 30, 2012, impacting the calculation of Level 3 assets as a percentage of total financial instruments.

Gains and losses included in earnings are presented in net trading (loss) profit and other revenues in our Condensed Consolidated
Statements of Income and Comprehensive Income as follows:

For the three months ended June 30, 2013	Net trading (loss) profit	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(2)	$3,769
Change in unrealized gains for assets held at the end of the reporting period	$17	$9,416

For the nine months ended June 30, 2013	Net trading (loss) profit	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(52)	$71,102
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(12)	$24,247

For the three months ended June 30, 2012	Net trading (loss) profit	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(63)	$19,867
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(58)	$22,152

For the nine months ended June 30, 2012	Net trading (loss) profit	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(1,125)	$27,361
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(61)	$24,723

Index

Quantitative information about level 3 fair value measurements

The significant assumptions used in the valuation of level 3 financial instruments are as follows (the table that follows includes the significant majority of the financial instruments we hold that are classified as level 3 measures):

Level 3 financial instrument	Fair value at June 30, 2013 (in thousands)	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements:
Available for sale securities:
ARS:
Municipals	$55,194	Probability weighted internal scenario model:
		Scenario 1 - recent trades	Observed trades (in inactive markets) of in-portfolio securities as well as observed trades (in active markets) of other comparable securities	81% of par - 81% of par (81% of par)
		Scenario 2 - scenario of potential outcomes	Par value of scenario based possible outcomes(a)	70% of par - 99% of par (89% of par)
			Weighting assigned to weighted average of scenario 1	60% - 50% (55%)
			Weighting assigned to weighted average of scenario 2	40% - 50% (45%)
	$25,499	Recent trades	Observed trades (in inactive markets) of in-portfolio securities as well as observed trades of other comparable securities (in inactive markets)	70% of par - 100% of par (76% of par)
			Comparability adjustments(b)	+/- 5% of par (+/- 5% of par)
	$51,985	Discounted cash flow	Average discount rate(c)	3.7% of par - 6.48% of par (5.07% of par)
			Average interest rates applicable to future interest income on the securities(d)	1.18% of par - 7.37% of par (3.47% of par)
			Prepayment year(e)	2016 - 2023 (2019)
Preferred securities	$108,854	Discounted cash flow	Average discount rate(c)	3.6% - 5.39% (4.62%)
			Average interest rates applicable to future interest income on the securities(d)	1.21% - 2.80% (1.91%)
			Prepayment year(e)	2013 - 2018 (2017)
Private equity investments:	$37,849	Discounted cash flow	Discount rate	14% - 15% (14%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2014 - 2015 (2014)
	$179,700	Transaction price or other investment-specific events(f)	Not meaningful(f)	Not meaningful(f)
Nonrecurring measurements:
Impaired loans: residential	$32,846	Discounted cash flow	Prepayment rate	0 - 12 yrs. (8.2 yrs.)
Impaired loans: corporate	$29,903	Appraisal, discounted cash flow, or distressed enterprise value(g)	Not meaningful(g)	Not meaningful(g)

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

(g)
The valuation techniques used for the impaired corporate loan portfolio as of June 30, 2013 were appraisals less selling costs for the collateral dependent loans, and either discounted cash flows or distressed enterprise value for the remaining impaired loans that are not collateral dependent.

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

The future interest rate and maturity assumptions impacting the valuation of the auction rate securities are directly related.  As short-term interest rates rise, due to the variable nature of the penalty interest rate provisions embedded in most of these securities in the event auctions fail to set the security’s interest rate, then a penalty rate that is specified in the security increases.  These penalty rates are based upon a stated interest rate spread over what is typically a short-term base interest rate index.  Management estimates that at some level of increase in short-term interest rates, issuers of the securities will have the economic incentive to refinance (and thus prepay) the securities.  Therefore, the short-term interest rate assumption directly impacts the input related to the timing of any projected prepayment.  The faster and steeper short-term interest rates rise, the earlier prepayments will likely occur and the higher the fair value of the security.

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

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of June 30, 2013, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

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

The estimated fair values by level within the fair value hierarchy and the carrying amounts of our financial instruments that are not carried at fair value are as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
	(in thousands)
June 30, 2013
Financial assets:
Bank loans, net(1)	$—	$65,830	$8,465,006	$8,530,836	$8,453,669

Financial liabilities:
Bank deposits	$—	$8,842,306	$297,353	$9,139,659	$9,130,384
Other borrowings	$—	$93,700	$—	$93,700	$93,700
Corporate debt	$370,580	$950,499	$—	$1,321,079	$1,195,392

September 30, 2012
Financial assets:
Bank loans, net(1)	$—	$80,227	$7,803,328	$7,883,555	$7,816,627

Financial liabilities:
Bank deposits	$—	$8,280,834	$329,966	$8,610,800	$8,599,713
Corporate debt	$384,440	$962,610	$—	$1,347,050	$1,329,093

(1)
Excludes all impaired loans and loans held for sale which have been recorded at fair value in the Condensed Consolidated Statement of Financial Condition at June 30, 2013 and September 30, 2012, respectively.

Index

NOTE 6 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	June 30, 2013		September 30, 2012
	Trading instruments	Instruments sold but not yet purchased	Trading instruments	Instruments sold but not yet purchased
	(in thousands)
Municipal and provincial obligations	$107,013	$520	$346,590	$212
Corporate obligations	30,239	9,957	86,731	12,388
Government and agency obligations	45,341	76,313	167,399	200,088
Agency MBS and CMOs	85,203	151	105,169	556
Non-agency CMOs and ABS	19,094	—	2,015	121
Total debt securities	286,890	86,941	707,904	213,365

Derivative contracts (1)	30,860	7,906	51,000	3,102
Equity securities	39,983	8,883	26,523	9,700
Other securities	17,125	—	18,845	6,269
Total	$374,858	$103,730	$804,272	$232,436

(1)
Represents the derivative contracts held for trading purposes. As of both June 30, 2013 and September 30, 2012, these balances do not include all derivative instruments since the derivative instruments associated with offsetting matched book positions are included on their own line item on our Condensed Consolidated Statements of Financial Condition. See Note 14 for further information regarding all of our derivative transactions.

See Note 5 for additional information regarding the fair value of trading instruments and trading instruments sold but not yet purchased.

NOTE 7 – AVAILABLE FOR SALE SECURITIES

Available for sale securities are comprised of MBS and CMOs owned by RJ Bank, ARS and for certain prior periods various equity securities owned by our non-broker-dealer subsidiaries. Refer to the discussion of our available for sale securities accounting policies, including the fair value determination process, on Note 2 pages 103 - 105 in our 2012 Form 10-K.

During the nine month period ended June 30, 2013, ARS were redeemed by their issuer at par, sold at amounts approximating their par value pursuant to tender offers or sold in market transactions. Altogether, such transactions resulted in proceeds of $13.8 million for the nine month period ended June 30, 2013 and a gain of $355 thousand and $1.6 million for the three and nine month periods ended June 30, 2013, respectively, which is recorded in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income. During the nine month period ended June 30, 2012, ARS with an aggregate par value of approximately $75 million were redeemed by their issuer at par; a gain of $343 thousand for the three and nine month periods ended June 30, 2012 was recorded in our Condensed Consolidated Statements of Income and Comprehensive Income on the ARS securities which were subject to these redemptions.

During the nine month period ended June 30, 2013, the other securities, which were equity securities, in our available for sale securities portfolio that had been held by our non-broker-dealer subsidiaries were sold, resulting in $13 thousand in proceeds and an insignificant gain on sale during the nine month period then ended. There were no proceeds from the sale of other available for sale securities during the nine month period ended June 30, 2012.

Index

The amortized cost and fair values of available for sale securities are as follows:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
June 30, 2013
Available for sale securities:
Agency MBS and CMOs	$347,336	$1,223	$(879)	$347,680
Non-agency CMOs (1)	148,346	82	(14,300)	134,128
Total RJ Bank available for sale securities	495,682	1,305	(15,179)	481,808

Auction rate securities:
Municipal obligations	125,831	7,789	(942)	132,678
Preferred securities	104,898	3,956	—	108,854
Total auction rate securities	230,729	11,745	(942)	241,532
Total available for sale securities	$726,411	$13,050	$(16,121)	$723,340

September 30, 2012
Available for sale securities:
Agency MBS and CMOs	$350,568	$1,938	$(203)	$352,303
Non-agency CMOs (2)	166,339	23	(18,555)	147,807
Total RJ Bank available for sale securities	516,907	1,961	(18,758)	500,110

Auction rate securities:
Municipal obligations (3)	131,208	813	(8,462)	123,559
Preferred securities (4)	111,721	219	(1,747)	110,193
Total auction rate securities	242,929	1,032	(10,209)	233,752

Other securities	3	9	—	12
Total available for sale securities	$759,839	$3,002	$(28,967)	$733,874

(1)	As of June 30, 2013, the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) was $11.2 million (before taxes).

(2)	As of September 30, 2012, the non-credit portion of OTTI recorded in AOCI was $15.5 million (before taxes).

(3)	As of September 30, 2012, the non-credit portion of OTTI recorded in AOCI was $7.6 million (before taxes).

(4)	As of September 30, 2012, the non-credit portion of OTTI recorded in AOCI was $1.5 million (before taxes).

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

	June 30, 2013
	Within one year	After one but within five years	After five but within ten years	After ten years	Total
	($ in thousands)
Agency MBS & CMOs:
Amortized cost	$—	$15,064	$59,721	$272,551	$347,336
Carrying value	—	15,107	59,942	272,631	347,680
Weighted-average yield	—	0.32%	0.41%	0.92%	0.80%

Non-agency CMOs:
Amortized cost	$—	$—	$—	$148,346	$148,346
Carrying value	—	—	—	134,128	134,128
Weighted-average yield	—	—	—	2.70%	2.70%

Sub-total agency MBS & CMOs and non-agency CMOs:
Amortized cost	$—	$15,064	$59,721	$420,897	$495,682
Carrying value	—	15,107	59,942	406,759	481,808
Weighted-average yield	—	0.32%	0.41%	1.50%	1.33%

Auction rate securities:
Municipal obligations
Amortized cost	$—	$1,925	$1,938	$121,968	$125,831
Carrying value	—	1,875	1,941	128,862	132,678
Weighted-average yield	—	0.23%	0.33%	0.53%	0.52%

Preferred securities:
Amortized cost	$—	$—	$—	$104,898	$104,898
Carrying value	—	—	—	108,854	108,854
Weighted-average yield	—	—	—	0.19%	0.19%

Sub-total auction rate securities:
Amortized cost	$—	$1,925	$1,938	$226,866	$230,729
Carrying value	—	1,875	1,941	237,716	241,532
Weighted-average yield	—	0.23%	0.33%	0.37%	0.37%

Total available for sale securities:
Amortized cost	$—	$16,989	$61,659	$647,763	$726,411
Carrying value	—	16,982	61,883	644,475	723,340
Weighted-average yield	—	0.31%	0.41%	1.08%	1.01%

Index

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2013
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$95,684	$(382)	$24,007	$(497)	$119,691	$(879)
Non-agency CMOs	5,861	(594)	128,005	(13,706)	133,866	(14,300)
ARS municipal obligations	—	—	28,892	(942)	28,892	(942)
ARS preferred securities	22	—	—	—	22	—
Total	$101,567	$(976)	$180,904	$(15,145)	$282,471	$(16,121)

	September 30, 2012
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$43,792	$(193)	$4,362	$(10)	$48,154	$(203)
Non-agency CMOs	—	—	146,591	(18,555)	146,591	(18,555)
ARS municipal obligations	85,526	(8,462)	—	—	85,526	(8,462)
ARS preferred securities	88,197	(1,747)	—	—	88,197	(1,747)
Total	$217,515	$(10,402)	$150,953	$(18,565)	$368,468	$(28,967)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS and CMOs. At June 30, 2013, of the 23 of our U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, 11 were in a continuous unrealized loss position for less than 12 months and 12 were for 12 months or more.  We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

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

The significant assumptions used in the cash flow analysis of non-agency CMOs are as follows:

	June 30, 2013
	Range	Weighted- average (1)
Default rate	0% - 31.6%	10.31%
Loss severity	0% - 72.1%	41.75%
Prepayment rate	0.1% - 23.8%	8.77%

(1) Represents the expected activity for the next twelve months.

Index

At June 30, 2013, 22 of the 24 non-agency CMOs were in a continuous unrealized loss position for 12 months or more and two were in a continuous unrealized loss position for less than 12 months.  As of June 30, 2013 and including subsequent ratings changes, $12.8 million of the non-agency CMOs were rated investment grade by at least one rating agency, and $121.3 million were rated less than investment grade, which ranged from Ba1 to D.  Given the comprehensive analysis process utilized, these ratings are not a significant factor in the overall OTTI evaluation process.

Based on the expected cash flows derived from the model utilized in our analysis, we expect to recover all unrealized losses not already recorded in earnings on our non-agency CMOs. However, it is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in the cash flows expected to be collected on these securities and potential future OTTI losses. As residential mortgage loans are the underlying collateral of these securities, the unrealized losses at June 30, 2013 reflect the lack of liquidity and uncertainty in the markets.

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

Within our ARS preferred securities, we analyze the credit ratings associated with each security as an indicator of potential credit impairment. As of June 30, 2013 and including subsequent ratings changes, all of the ARS preferred securities were rated investment grade by at least one rating agency.

Other-than-temporarily impaired securities

Although there is no intent to sell either our ARS or our non-agency CMOs and it is not more likely than not that we will be required to sell these securities, we do not expect to recover the entire amortized cost basis of certain securities within these portfolios.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available for sale securities are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Amount related to credit losses on securities we held at the beginning of the period	$27,966	$25,739	$27,581	$22,306
Additions to the amount related to credit loss for which an OTTI was not previously recognized	—	866	—	1,409
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	38	569	423	3,459
Amount related to credit losses on securities we held at the end of the period	$28,004	$27,174	$28,004	$27,174

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

The following table presents the balances for both the held for sale and held for investment loan portfolios as well as the associated percentage of each portfolio segment in RJ Bank’s total loan portfolio:

	June 30, 2013		September 30, 2012
	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	$196,751	2%	$160,515	2%
Loans held for investment:
C&I loans	5,256,595	59%	5,018,831	61%
CRE construction loans	60,217	1%	49,474	1%
CRE loans	1,146,843	13%	936,450	11%
Residential mortgage loans	1,719,947	19%	1,691,986	21%
Consumer loans	502,180	6%	352,495	4%
Total loans held for investment	8,685,782		8,049,236
Net unearned income and deferred expenses	(50,751)		(70,698)
Total loans held for investment, net(1)	8,635,031		7,978,538

Total loans held for sale and investment	8,831,782	100%	8,139,053	100%
Allowance for loan losses	(142,393)		(147,541)
Bank loans, net	$8,689,389		$7,991,512

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

RJ Bank originated or purchased $352.4 million and $1 billion of loans held for sale during the three and nine months ended June 30, 2013, respectively and $325.5 million and $603.4 million for the three and nine months ended June 30, 2012, respectively. There were proceeds from the sale of held for sale loans of $78.6 million and $223.7 million for the three and nine months ended June 30, 2013, respectively, resulting in net gains of $820 thousand and $3 million, respectively.  There were proceeds from the sale of held for sale loans of $37.2 million and $102.9 million for the three and nine months ended June 30, 2012, respectively, resulting in net gains of $398 thousand and $922 thousand, respectively. Unrealized losses recorded in the Condensed Consolidated Statements of Income and Comprehensive Income to reflect the loans held for sale at the lower of cost or market value were $2.7 million and $2.8 million for the three and nine months ended June 30, 2013, respectively and $107 thousand and $725 thousand for the three and nine months ended June 30, 2012, respectively.

Index

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	Three months ended June 30,					Nine months ended June 30,
	2013		2012			2013		2012
	Purchases	Sales	Purchases		Sales	Purchases	Sales	Purchases		Sales
	(in thousands)
C&I loans	$222,452	$45,560	$146,363		$10,600	$327,251	$136,378	$435,223	(1)	$42,838
CRE construction	—	—	—		—	—	—	31,074	(1)	—
CRE loans	5,048	—	(157)	(2)	—	5,048	—	121,245	(1)	—
Residential mortgage loans	1,231	—	1,218		—	5,794	—	34,322		—
Total	$228,731	$45,560	$147,424		$10,600	$338,093	$136,378	$621,864		$42,838

(1)
Includes a total of $367 million for a Canadian loan portfolio purchased during the nine months ended June 30, 2012, which was comprised of $219 million C&I, $31 million of CRE construction and $117 million of CRE loans.

(2)	Represents discount on unfunded, revolving loan purchase during the three months ended June 30, 2012.

The following table presents the comparative data for nonperforming loans held for investment and total nonperforming assets:

	June 30, 2013	September 30, 2012
	($ in thousands)
Nonaccrual loans:
C&I loans	$1,442	$19,517
CRE loans	29,812	8,404
Residential mortgage loans:
First mortgage loans	75,459	78,372
Home equity loans/lines	405	367
Total nonaccrual loans	107,118	106,660

Real estate owned and other repossessed assets, net:
CRE	—	4,902
Residential:
First mortgage	2,487	3,316
Home equity	—	—
Total	2,487	8,218
Total nonperforming assets, net	$109,605	$114,878
Total nonperforming assets, net as a % of RJ Bank total assets	1.04%	1.18%

The table of nonperforming assets above excludes $9.6 million and $12.9 million, as of June 30, 2013 and September 30, 2012, respectively, of residential TDRs which were returned to accrual status in accordance with our policy. There are no accruing loans which are 90 days past due as of June 30, 2013 and September 30, 2012.

As of June 30, 2013, RJ Bank had a commitment to lend an additional $10.9 million on one nonperforming C&I loan. As of September 30, 2012, RJ Bank had no outstanding commitments on nonperforming loans.

The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $1.5 million and $3.5 million for the three and nine months ended June 30, 2013, respectively and $1.3 million and $3.7 million for the three and nine months ended June 30, 2012, respectively.  The interest income recognized on nonperforming loans was $455 thousand and $1.4 million for the three and nine months ended June 30, 2013, respectively and $430 thousand and $1.4 million for the three and nine months ended June 30, 2012, respectively.

Index

The following table presents an analysis of the payment status of loans held for investment:

	30-59 days	60-89 days	90 days or more	Total past due	Current	Total loans held for investment (1)
	(in thousands)
As of June 30, 2013:
C&I loans	$213	$—	$—	$213	$5,256,382	$5,256,595
CRE construction loans	—	—	—	—	60,217	60,217
CRE loans	—	—	17	17	1,146,826	1,146,843
Residential mortgage loans:
First mortgage loans	4,440	3,687	43,519	51,646	1,645,256	1,696,902
Home equity loans/lines	—	82	375	457	22,588	23,045
Consumer loans	—	—	—	—	502,180	502,180
Total loans held for investment, net	$4,653	$3,769	$43,911	$52,333	$8,633,449	$8,685,782

As of September 30, 2012:
C&I loans	$222	$—	$—	$222	$5,018,609	$5,018,831
CRE construction loans	—	—	—	—	49,474	49,474
CRE loans	—	—	4,960	4,960	931,490	936,450
Residential mortgage loans:
First mortgage loans	7,239	3,037	49,476	59,752	1,607,156	1,666,908
Home equity loans/lines	88	250	—	338	24,740	25,078
Consumer loans	—	—	—	—	352,495	352,495
Total loans held for investment, net	$7,549	$3,287	$54,436	$65,272	$7,983,964	$8,049,236

(1)	Excludes any net unearned income and deferred expenses.

The following table provides a summary of RJ Bank’s impaired loans:

	June 30, 2013			September 30, 2012
	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
	(in thousands)
Impaired loans with allowance for loan losses:(1)
C&I loans	$1,351	$12,952	$1,350	$19,517	$30,314	$5,232
CRE loans	17	26	1	18	26	1
Residential mortgage loans:
First mortgage loans	54,921	81,156	6,905	70,985	106,384	9,214
Home equity loans/lines	36	74	4	128	128	42
Total	56,325	94,208	8,260	90,648	136,852	14,489

Impaired loans without allowance for loan losses:(2)
C&I loans	91	94	—	—	—	—
CRE loans	29,795	45,417	—	8,386	18,440	—
Residential - first mortgage loans	19,756	30,493	—	9,247	15,354	—
Total	49,642	76,004	—	17,633	33,794	—
Total impaired loans	$105,967	$170,212	$8,260	$108,281	$170,646	$14,489

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The preceding table includes TDRs for the following loan classes: $1.4 million C&I, $3.2 million CRE, and $35.3 million residential first mortgage at June 30, 2013, and $1.7 million C&I, $3.4 million CRE, $26.7 million residential first mortgage and $128 thousand residential home equity at September 30, 2012.

Index

The average balance of the total impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Average impaired loan balance:
C&I loans	$19,198	$4,793	$20,318	$10,581
CRE loans	12,094	9,404	8,416	12,846
Residential mortgage loans:
First mortgage loans	75,791	88,545	78,602	88,406
Home equity loans/lines	79	154	111	141
Total	$107,162	$102,896	$107,447	$111,974

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$487	$291	$1,462	$882
Home equity loans/lines	—	1	—	3
Total	$487	$292	$1,462	$885

During the three and nine months ended June 30, 2013 and 2012, RJ Bank granted concessions to borrowers having financial difficulties, for which the resulting modification was deemed a TDR.  The concessions granted for first mortgage residential loans were generally interest rate reductions, interest capitalization, principal forbearance, amortization and maturity date extensions and release of liability ordered under Chapter 7 bankruptcy not reaffirmed by the borrower.  The table below presents the impact that TDRs which occurred during the respective periods presented had on our condensed consolidated financial statements:

	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	($ in thousands)
Three months ended June 30, 2013:
Residential – first mortgage loans	6	$1,406	$1,471

Three months ended June 30, 2012:
Residential – first mortgage loans	6	$1,512	$1,567

Nine months ended June 30, 2013:
Residential – first mortgage loans	49	$11,459	$11,617

Nine months ended June 30, 2012:
Residential – first mortgage loans	15	$4,438	$4,653

During the three months ended June 30, 2013, there were no residential first mortgage TDRs for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default. During the nine months ended June 30, 2013, there were two residential first mortgage TDRs with a recorded investment of $291 thousand that met this criteria. During the three and nine months ended June 30, 2012, there were three and four residential first mortgage TDRs with a recorded investment of $641 thousand and $671 thousand, respectively, for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default.

As of June 30, 2013 and September 30, 2012, RJ Bank had no outstanding commitments on TDRs.

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

RJ Bank’s credit quality of its held for investment loan portfolio is as follows:

				Residential mortgage
	C&I	CRE construction	CRE	First mortgage	Home equity	Consumer	Total
	(in thousands)
June 30, 2013:
Pass	$5,006,013	$60,217	$1,067,828	$1,600,679	$22,556	$502,180	$8,259,473
Special mention (1)	154,748	—	28,353	20,121	83	—	203,305
Substandard (1)	94,483	—	47,445	76,102	406	—	218,436
Doubtful (1)	1,351	—	3,217	—	—	—	4,568
Total	$5,256,595	$60,217	$1,146,843	$1,696,902	$23,045	$502,180	$8,685,782

September 30, 2012:
Pass	$4,777,738	$49,474	$806,427	$1,564,257	$24,505	$352,495	$7,574,896
Special mention (1)	179,044	—	59,001	22,606	206	—	260,857
Substandard (1)	60,323	—	67,578	80,045	367	—	208,313
Doubtful (1)	1,726	—	3,444	—	—	—	5,170
Total	$5,018,831	$49,474	$936,450	$1,666,908	$25,078	$352,495	$8,049,236

(1)	Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

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

Index

The table below presents the most recently available update of the performing residential first mortgage loan portfolio summarized by current LTV. The amounts in the table represent the entire loan balance:

Balance(1)
(in thousands)
LTV range:
LTV less than 50%	$317,452
LTV greater than 50% but less than 80%	593,661
LTV greater than 80% but less than 100%	261,742
LTV greater than 100%, but less than 120%	179,016
LTV greater than 120% but less than 140%	34,658
LTV greater than 140%	6,836
Total	$1,393,365

(1)	Excludes loans that have full repurchase recourse for any delinquent loans.

Index

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

	Loans held for investment
	C&I	CRE construction	CRE	Residential mortgage	Consumer	Total
	(in thousands)
Three months ended June 30, 2013:
Balance at beginning of period:	$98,707	$1,016	$28,732	$20,961	$870	$150,286
(Benefit) provision for loan losses	(612)	6	(268)	(1,454)	186	(2,142)
Net charge-offs:
Charge-offs	(106)	—	(5,875)	(979)	(54)	(7,014)
Recoveries	—	—	350	1,156	7	1,513
Net charge-offs	(106)	—	(5,525)	177	(47)	(5,501)
Foreign exchange translation adjustment	(197)	1	(54)	—	—	(250)
Balance at June 30, 2013	$97,792	$1,023	$22,885	$19,684	$1,009	$142,393

Nine months ended June 30, 2013:
Balance at beginning of year:	$92,409	$739	$27,546	$26,138	$709	$147,541
Provision (benefit) for loan losses	6,372	293	(114)	(2,442)	409	4,518
Net charge-offs:
Charge-offs	(656)	—	(5,875)	(6,045)	(129)	(12,705)
Recoveries	—	—	1,423	2,033	20	3,476
Net charge-offs	(656)	—	(4,452)	(4,012)	(109)	(9,229)
Foreign exchange translation adjustment	(333)	(9)	(95)	—	—	(437)
Balance at June 30, 2013	$97,792	$1,023	$22,885	$19,684	$1,009	$142,393

		Loans held for investment
	Loans held for sale	C&I		CRE construction		CRE		Residential mortgage	Consumer	Total
	(in thousands)
Three months ended June 30, 2012:
Balance at beginning of period:	$—	$84,300		$749		$26,835		$32,742	$52	$144,678
Provision (benefit) for loan losses	—	8,509		(244)		1,072		(207)	185	9,315
Net charge-offs:
Charge-offs	—	(2,784)		—		—		(3,742)	(58)	(6,584)
Recoveries	—	—		—		252		1,529	5	1,786
Net charge-offs	—	(2,784)		—		252		(2,213)	(53)	(4,798)
Foreign exchange translation adjustment	$—	$(70)		$(10)		$(31)		$—	$—	$(111)
Balance at June 30, 2012	$—	$89,955		$495		$28,128		$30,322	$184	$149,084

Nine months ended June 30, 2012:
Balance at beginning of year:	$5	$81,267		$490		$30,752		$33,210	$20	$145,744
(Benefit) provision for loan losses	(5)	16,713	(1)	6	(1)	(2,411)	(1)	7,377	245	21,925
Net charge-offs:
Charge-offs	—	(8,001)		—		(1,000)		(12,328)	(96)	(21,425)
Recoveries	—	—		—		800		2,063	15	2,878
Net charge-offs	—	(8,001)		—		(200)		(10,265)	(81)	(18,547)
Foreign exchange translation adjustment	$—	$(24)		$(1)		$(13)		$—	$—	$(38)
Balance at June 30, 2012	$—	$89,955		$495		$28,128		$30,322	$184	$149,084

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

Index

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

	Loans held for investment
	C&I	CRE construction	CRE	Residential mortgage	Consumer	Total
	($ in thousands)
June 30, 2013
Allowance for loan losses:
Individually evaluated for impairment	$1,350	$—	$1	$2,411	$—	$3,762
Collectively evaluated for impairment	96,442	1,023	22,884	17,273	1,009	138,631
Total allowance for loan losses	$97,792	$1,023	$22,885	$19,684	$1,009	$142,393
Loan category as a % of total recorded investment	60%	1%	13%	20%	6%	100%

Recorded investment:(1)
Individually evaluated for impairment	$1,442	$—	$29,812	$35,257	$—	$66,511
Collectively evaluated for impairment	5,255,153	60,217	1,117,031	1,684,690	502,180	8,619,271
Total recorded investment	$5,256,595	$60,217	$1,146,843	$1,719,947	$502,180	$8,685,782

September 30, 2012
Allowance for loan losses:
Individually evaluated for impairment	$5,232	$—	$1	$3,157	$—	$8,390
Collectively evaluated for impairment	87,177	739	27,545	22,981	709	139,151
Total allowance for loan losses	$92,409	$739	$27,546	$26,138	$709	$147,541
Loan category as a % of total recorded investment	62%	1%	12%	21%	4%	100%

Recorded investment:(1)
Individually evaluated for impairment	$19,517	$—	$8,404	$26,851	$—	$54,772
Collectively evaluated for impairment	4,999,314	49,474	928,046	1,665,135	352,495	7,994,464
Total recorded investment	$5,018,831	$49,474	$936,450	$1,691,986	$352,495	$8,049,236

(1)	Excludes any net unearned income and deferred expenses.

RJ Bank had no recorded investment in loans acquired with deteriorated credit quality as of either June 30, 2013 or September 30, 2012.

The reserve for unfunded lending commitments, included in trade and other payables on our Condensed Consolidated Statements of Financial Condition, was $10 million and $9.3 million at June 30, 2013 and September 30, 2012, respectively.

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

Refer to Note 2 pages 114 - 117 in our 2012 Form 10-K for a description of our principal involvement with VIEs and the accounting policies regarding the determinations of whether we are deemed to be the primary beneficiary of any VIEs which we hold a variable interest.  Other than as described below, as of June 30, 2013 there have been no significant changes in either the nature of our involvement with, or the accounting policies associated with the analysis of VIEs as described in the 2012 Form 10-K.

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

	Aggregate assets (1)	Aggregate liabilities (1)
	(in thousands)
June 30, 2013
LIHTC Funds	$208,843	$63,466
Guaranteed LIHTC Fund (2)	82,413	—
Restricted Stock Trust Fund	17,226	7,689
EIF Funds	7,863	53
Total	$316,345	$71,208

September 30, 2012
LIHTC Funds	$234,592	$97,217
Guaranteed LIHTC Fund (2)	85,332	2,208
Restricted Stock Trust Fund	15,387	7,508
EIF Funds	15,736	—
Total	$351,047	$106,933

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

	June 30, 2013	September 30, 2012
	(in thousands)
Assets:
Assets segregated pursuant to regulations and other segregated assets	$11,683	$14,230
Receivables, other	4,864	5,273
Investments in real estate partnerships held by consolidated variable interest entities	275,725	299,611
Trust fund investment in RJF common stock (1)	17,224	15,387
Prepaid expenses and other assets	7,613	16,297
Total assets	$317,109	$350,798

Liabilities and equity:
Trade and other payables	$1,481	$2,804
Intercompany payables	8,362	8,603
Loans payable of consolidated variable interest entities (2)	62,038	81,713
Total liabilities	71,881	93,120
RJF equity	6,165	6,105
Noncontrolling interests	239,063	251,573
Total equity	245,228	257,678
Total liabilities and equity	$317,109	$350,798

(1)	Included in treasury stock in our Condensed Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans.

The following table presents information about the net income (loss) of the VIEs which we consolidate, and is included within our Condensed Consolidated Statements of Income and Comprehensive Income. The noncontrolling interests presented in this table represent the portion of the net loss from these VIEs which is not ours.

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
Interest	$—	$1	$3	$3
Other	697	2,356	4,721	2,909
Total revenues	697	2,357	4,724	2,912
Interest expense	917	1,177	3,029	3,838
Net revenues (expense)	(220)	1,180	1,695	(926)

Non-interest expenses	6,642	4,490	23,785	20,678
Net loss including noncontrolling interests	(6,862)	(3,310)	(22,090)	(21,604)
Net loss attributable to noncontrolling interests	(6,846)	(3,377)	(22,150)	(22,162)
Net income (loss) attributable to RJF	$(16)	$67	$60	$558

Low-income housing tax credit funds

RJTCF is the managing member or general partner in approximately 81 separate low-income housing tax credit funds having one or more investor members or limited partners, 72 of which are determined to be VIEs and 9 of which are determined not to be VIEs. RJTCF has concluded that it is the primary beneficiary of eight non-guaranteed LIHTC Fund VIEs and accordingly, consolidates these funds. One of the non-guaranteed LIHTC Funds previously consolidated was liquidated during the nine months ended June 30, 2013. In addition, RJTCF consolidates the one Guaranteed LIHTC Fund VIE it sponsors (see Note 16 for further discussion of the guarantee obligation as well as other RJTCF commitments).  RJTCF also consolidates four of the funds it determined not to be VIEs.

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

	June 30, 2013			September 30, 2012
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
LIHTC Funds	$2,379,224	$782,236	$23,945	$2,198,049	$844,597	$22,501
NMTC Funds	140,596	270	13	140,680	209	13
Other Real Estate Limited Partnerships and LLCs	30,240	35,512	219	31,107	35,512	1,145
Total	$2,550,060	$818,018	$24,177	$2,369,836	$880,318	$23,659

VIEs where we hold a variable interest but we are not required to consolidate

Managed Funds

As described in Note 2 on page 117 of our 2012 Form 10-K, as of September 30, 2012 one of our subsidiaries served as the general partner in funds which we determined to be VIEs that we are not required to consolidate. During the nine months ended June 30, 2013, we determined that a subsidiary of ClariVest (see the discussion of our acquisition of ClariVest in Notes 1 and 3) is the general partner in a fund that is a Managed Fund. Similar to the other Managed Funds, we determined the ClariVest fund to be a VIE that we are not required to consolidate since it satisfies the conditions for deferral of the determination of who is the primary beneficiary (refer to the 2012 Form 10-K pages referenced above for discussion of those conditions).

Index

The aggregate assets, liabilities, and our exposure to loss from Managed Funds in which we hold a variable interest are provided in the table below:

	June 30, 2013			September 30, 2012
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
Managed Funds	$51,882	$26	$202	$9,700	$1,689	$296

NOTE 10 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The following are our goodwill and net identifiable intangible asset balances as of the dates indicated:

	June 30, 2013	September 30, 2012
	(in thousands)
Goodwill	$295,486	$300,111
Identifiable intangible assets, net	67,191	61,135
Total goodwill and identifiable intangible assets, net	$362,677	$361,246

Our goodwill and identified intangible assets result from various acquisitions, see Note 13 on pages 151 - 153 in our 2012 Form 10-K for a discussion of the components of our goodwill balance and additional information regarding our identifiable intangible assets. See the discussion of our intangible assets and goodwill accounting policies in Note 2 on page 113 of our 2012 Form 10-K.

Index

Goodwill

The following summarizes our goodwill by segment, along with the activity, as of the dates indicated:

	Three months ended June 30,			Nine months ended June 30,
	Segment			Segment
	Private client group	Capital markets	Total	Private client group	Capital markets	Total
	(in thousands)
Year-to-date fiscal year 2013:
Goodwill as of beginning of period	$174,584	$120,902	$295,486	$173,317	$126,794	$300,111
Adjustments to prior year additions (1)	—	—	—	1,267	1,041	2,308
Impairment losses (2)	—	—	—	—	(6,933)	(6,933)
Goodwill as of June 30, 2013	$174,584	$120,902	$295,486	$174,584	$120,902	$295,486

Year-to-date fiscal year 2012:
Goodwill as of beginning of period	$48,097	$23,827	$71,924	$48,097	$23,827	$71,924
Additions (3)	125,220	102,967	228,187	125,220	102,967	228,187
Impairment losses	—	—	—	—	—	—
Goodwill as of June 30, 2012	$173,317	$126,794	$300,111	$173,317	$126,794	$300,111

(1)
The goodwill adjustment arose during the first quarter of fiscal year 2013 from a change in a tax election pertaining to whether assets acquired and liabilities assumed are written-up to fair value for tax purposes. This election is made on an entity-by-entity basis, and during the period indicated, our assumption regarding whether we would make such election changed for one of the Morgan Keegan entities we acquired. The offsetting balance associated with this adjustment to goodwill was the net deferred tax asset.

(2)
The impairment expense in the nine month period ended June 30, 2013 is associated with the Raymond James European Securities, S.A.S. (“RJES”) reporting unit. We concluded the goodwill associated with this reporting unit to be completely impaired during the three month period ended March 31, 2013. Since we did not own 100% of RJES as of the goodwill impairment testing date, for the three month period ended March 31, 2013 and the nine month period ended June 30, 2013 the effect of this impairment expense on the pre-tax income attributable to Raymond James Financial, Inc is approximately $4.6 million and the portion of the impairment expense attributable to the noncontrolling interests is approximately $2.3 million.

(3)	The amounts above include the adjustments to the initial, preliminary balances as of June 30, 2012 that were reflected in the September 30, 2012 balances.

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

Index

The following summarizes certain key assumptions utilized in our quantitative analysis as of December 31, 2012:

			Key assumptions
					Weight assigned to the outcome of:
Segment	Reporting unit	Goodwill as of the impairment testing date (in thousands)	Discount rate used in the income approach	Multiple applied to revenue/EPS in the market approach	Income approach	Market approach
Private client group:	MK & Co. - PCG	$126,486	14%	0.5x/13.0x	50%	50%
	RJ&A - PCG	31,954	13%	0.5x/13.5x	50%	50%
	RJ Ltd. - PCG	16,144	18%	1.0x/12.0x	50%	50%
		$174,584

Capital markets:	RJ&A - fixed income	$77,325	14%	1.0x/9.0x	50%	50%
	RJ Ltd. - equity capital markets	16,893	20%	1.1x/11.0x	50%	50%
	MK & Co. - fixed income	13,646	16%	0.9x/8.0x	50%	50%
	RJ&A - equity capital markets	13,038	15%	0.3x/7.0x	50%	50%
		120,902
Total		$295,486

The assumptions and estimates utilized in determining the fair value of reporting unit equity are sensitive to changes, including, but not limited to, a decline in overall market conditions, adverse business trends and changes in the regulations.

Based upon the outcome of our quantitative assessments as of December 31, 2012, we concluded that the goodwill associated with RJES, a joint venture based in Paris, France that we hold a controlling interest in, was completely impaired. The impairment expense recorded in the three month period ended March 31, 2013 and the nine month period ended June 30, 2013 of $6.9 million is included in other expense on our Condensed Consolidated Statements of Income and Comprehensive Income. Since we did not own 100% of RJES as of the annual testing date, our share of this impairment expense after consideration of the noncontrolling interests amounts to $4.6 million. RJES is an entity that provides research coverage on European corporations as well as having sales and trading operations. The decline in value of RJES is primarily due to the continuing economic slowdown experienced in Europe which has had a negative impact on the financial services entities operating therein, as well as certain management decisions that were made during the three month period ended March 31, 2013 which impact RJES’ operating plans on a going forward basis. In April 2013, we purchased all of the outstanding equity in RJES that was held by others, thus we now have sole control over RJES.

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

Index

Identifiable intangible assets, net

The following summarizes our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the periods indicated:

	Segment
	Private client group	Capital markets	Emerging markets	Asset management		Total
	(in thousands)
For the three months ended June 30, 2013
Net identifiable intangible assets as of March 31, 2013	$9,502	$46,390	$500	$12,996		$69,388
Additions	—	—	—	—		—
Amortization expense	(155)	(1,653)	(56)	(333)		(2,197)
Impairment losses	—	—	—	—		—
Net identifiable intangible assets as of June 30, 2013	$9,347	$44,737	$444	$12,663		$67,191

For the nine months ended June 30, 2013
Net identifiable intangible assets as of September 30, 2012	$9,829	$50,695	$611	$—		$61,135
Additions	—	—	—	13,329	(1)	13,329
Amortization expense	(482)	(5,958)	(167)	(666)		(7,273)
Impairment losses	—	—	—	—		—
Net identifiable intangible assets as of June 30, 2013	$9,347	$44,737	$444	$12,663		$67,191

For the three months ended June 30, 2012
Net identifiable intangible assets as of March 31, 2012	$158	$—	$722	$—		$880
Additions (2)	10,000	55,000	—	—		65,000
Amortization expense	(1,159)	(2,914)	(56)	—		(4,129)
Impairment losses	—	—	—	—		—
Net identifiable intangible assets as of June 30, 2012	$8,999	$52,086	$666	$—		$61,751

For the nine months ended June 30, 2012
Net identifiable intangible assets as of September 30, 2011	$210	$—	$833	$—		$1,043
Additions (2)	10,000	55,000	—	—		65,000
Amortization expense	(1,211)	(2,914)	(167)	—		(4,292)
Impairment losses	—	—	—	—		—
Net identifiable intangible assets as of June 30, 2012	$8,999	$52,086	$666	$—		$61,751

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

(2)
The additions are directly attributable to the identified intangible assets associated with the Morgan Keegan acquisition and include the adjustments to the initial, preliminary balances as of June 30, 2012 that were reflected in the September 30, 2012 balances, see Note 3 for further information regarding the acquisition.

Index

Identifiable intangible assets by type are presented below:

	June 30, 2013		September 30, 2012
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
	(in thousands)
Customer relationships	$65,957	$(7,183)	$52,628	$(3,060)
Trade name	2,000	(2,000)	2,000	(1,000)
Developed technology	11,000	(2,750)	11,000	(1,100)
Non-compete agreements	1,000	(833)	1,000	(333)
Total	$79,957	$(12,766)	$66,628	$(5,493)

NOTE 11 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit. The following table presents a summary of bank deposits including the weighted-average rate:

	June 30, 2013		September 30, 2012
	Balance	Weighted-average rate (1)	Balance	Weighted-average rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$5,354	0.01%	$4,588	0.01%
Demand deposits (non-interest-bearing)	5,814	—	44,800	—
Savings and money market accounts	8,831,138	0.02%	8,231,446	0.04%
Certificates of deposit	288,078	2.08%	318,879	2.13%
Total bank deposits(2)	$9,130,384	0.08%	$8,599,713	0.12%

(1)	Weighted-average rate calculation is based on the actual deposit balances at June 30, 2013 and September 30, 2012, respectively.

(2)	Bank deposits exclude affiliate deposits of approximately $16.2 million and $778 thousand at June 30, 2013 and September 30, 2012, respectively.

RJ Bank’s savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”) administered by RJ&A.

Scheduled maturities of certificates of deposit are as follows:

	June 30, 2013		September 30, 2012
	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
	(in thousands)
Three months or less	$9,912	$10,064	$9,069	$7,195
Over three through six months	6,158	7,937	4,587	6,778
Over six through twelve months	9,234	11,416	12,414	16,339
Over one through two years	27,740	33,245	16,989	23,920
Over two through three years	31,966	32,561	32,043	38,074
Over three through four years	49,281	37,466	34,533	28,807
Over four through five years	12,439	8,659	50,647	37,484
Total	$146,730	$141,348	$160,282	$158,597

Index

Interest expense on deposits is summarized as follows:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Certificates of deposit	$1,499	$1,669	$4,725	$4,790
Money market, savings and NOW accounts	692	736	2,354	2,195
Total interest expense on deposits	$2,191	$2,405	$7,079	$6,985

NOTE 12 – OTHER BORROWINGS

The following table details the components of other borrowings:

	June 30, 2013	September 30, 2012
	(in thousands)
Other borrowings:
Borrowings on secured lines of credit (1)	$93,700	$—
Borrowings on unsecured lines of credit (2)	—	—
Total other borrowings	$93,700	$—

(1)
Other than a $5 million borrowing outstanding on the New Regions Credit Agreement (as hereinafter defined) as of June 30, 2013, any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.

On November 14, 2012, a subsidiary of RJF (the “Borrower”) entered into a Revolving Credit Agreement (the “New Regions Credit Agreement”) with Regions Bank, an Alabama banking corporation (the “Lender”). The New Regions Credit Agreement provides for a revolving line of credit from the Lender to the Borrower and is subject to a guarantee in favor of the Lender provided by RJF. The proceeds from any borrowings under the line will be used for working capital and general corporate purposes. The obligations under the New Regions Credit Agreement are secured by, subject to certain exceptions, all of the present and future ARS owned by the Borrower (the “Pledged ARS”). The amount of any borrowing under the New Regions Credit Agreement cannot exceed the lesser of 70% of the value of the Pledged ARS, or $100 million. The maximum amount available to borrow under the New Regions Credit Agreement was $100 million as of June 30, 2013, the outstanding borrowings were $5 million on such date. The New Regions Credit Agreement bears interest at a variable rate which is 2.75% in excess of LIBOR. The New Regions Credit Agreement expires on April 2, 2015.

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

RJ Bank had no advances outstanding from the Federal Home Loan Bank of Atlanta (“FHLB”) as of either June 30, 2013 or September 30, 2012.

As of June 30, 2013, there were other collateralized financings outstanding in the amount of $248.4 million.  As of September 30, 2012, there were other collateralized financings outstanding in the amount of $348 million. These other collateralized financings are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities.

Index

NOTE 13 – CORPORATE DEBT

The following summarizes our corporate debt:

	June 30, 2013	September 30, 2012
	(in thousands)
RJES term loan(1)	$—	$2,870
Other borrowings from banks (2)	—	128,256
4.25% senior notes, due 2016, net of unamortized discount of $280 thousand and $355 thousand at June 30, 2013 and September 30, 2012, respectively (3)	249,720	249,645
8.60% senior notes, due 2019, net of unamortized discount of $31 thousand and $35 thousand at June 30, 2013 and September 30, 2012, respectively (4)	299,969	299,965
Mortgage notes payable (5)	46,593	49,309
5.625% senior notes, due 2024, net of unamortized discount of $890 thousand and $952 thousand at June 30, 2013 and September 30, 2012, respectively (6)	249,110	249,048
6.90% senior notes, due 2042 (7)	350,000	350,000
Total corporate debt	$1,195,392	$1,329,093

(1)	The RJES term loan was paid in full in June 2013.

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

(5)
Mortgage notes payable pertain to mortgage loans on our headquarters office complex. These mortgage loans are secured by land, buildings, and improvements with a net book value of $54.2 million at June 30, 2013.  These mortgage loans bear interest at 5.7% with repayment terms of monthly interest and principal debt service and have a January 2023 maturity.

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

Index

Our corporate debt matures as follows, based upon its contractual terms:

June 30, 2013
(in thousands)
During the three months ending September 30, 2013	$931
Fiscal 2014	3,860
Fiscal 2015	4,086
Fiscal 2016	254,045
Fiscal 2017	4,578
Fiscal 2018 and thereafter	927,892
Total	$1,195,392

NOTE 14 – DERIVATIVE FINANCIAL INSTRUMENTS

The significant accounting policies governing our derivative financial instruments, including our methodologies for determining fair value, are described in Note 2 on pages 105 - 106 of our 2012 Form 10-K.

Derivatives arising from our fixed income business operations

In our pre-Morgan Keegan acquisition fixed income business, we entered into interest rate swaps and futures contracts either as part of our fixed income business to facilitate customer transactions, to hedge a portion of our trading inventory, or to a limited extent for our own account.   We have continued to conduct this business in a substantially similar fashion since the Closing Date of the Morgan Keegan acquisition and continuing during the nine months ended June 30, 2013. The majority of these derivative positions are executed in the over-the-counter market with financial institutions. We hereinafter refer to the derivative instruments arising from these operations as our over-the-counter derivatives operations (or “OTC Derivatives Operations”).

Cash flows related to the interest rate contracts arising from the OTC Derivative Operations, are included as operating activities (the “trading instruments, net” line) on the Condensed Consolidated Statements of Cash Flows.

Matched book derivatives arising from Morgan Keegan’s legacy business operations

Prior to the Closing Date, Morgan Keegan facilitated derivative transactions through non-broker-dealer subsidiaries, either Morgan Keegan Financial Products, LLC or Morgan Keegan Capital Services, LLC (collectively referred to as the Morgan Keegan swaps subsidiaries or “MKSS”). We have continued to conduct this business in a substantially similar fashion since the Closing Date of the Morgan Keegan acquisition and continuing during the nine months ended June 30, 2013. In these operations, we do not use derivative instruments for trading or hedging purposes. MKSS enters into derivative transactions (primarily interest rate swaps) with customers. For every derivative transaction MKSS enters into with a customer, MKSS enters into an offsetting transaction with terms that mirror the customer transaction with a credit support provider who is a third party financial institution. Due to this “pass-through” transaction structure, MKSS has completely mitigated the market and credit risk related to these derivative contracts and therefore, the ultimate credit and market risk resides with the third party financial institution. MKSS only has credit risk related to its uncollected derivative transaction fee revenues. As a result of the structure of these transactions, we refer to the derivative contracts we enter into as a result of these operations as our offsetting “matched book” derivative operations (the “Offsetting Matched Book Derivatives Operations”).

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

The receivable for uncollected derivative transaction fee revenues of MKSS is $8 million and $9.3 million at June 30, 2013 and September 30, 2012, respectively, and is included in other receivables on our Condensed Consolidated Statements of Financial Condition.

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

This cash collateral is recorded net-by-counterparty at the related fair value.  The cash collateral included in the net fair value of all open derivative asset positions arising from our OTC Derivatives Operations aggregates to a net liability of $13 million at June 30, 2013 and $18 million at September 30, 2012.  The cash collateral included in the net fair value of all open derivative liability positions from our OTC Derivatives Operations aggregates to a net asset of $22 million and $50 million at June 30, 2013 and September 30, 2012, respectively.  Our maximum loss exposure under the interest rate swap contracts arising from our OTC Derivatives Operations at June 30, 2013 is $31 million.

RJ Bank provides to counterparties for the benefit of its U.S. subsidiaries, a guarantee of payment in the event of the subsidiaries’ default under forward foreign exchange contracts.  Due to this RJ Bank guarantee and the short-term nature of these derivatives, RJ Bank’s U.S. subsidiaries are not required to post collateral and do not receive collateral with respect to certain derivative contracts with the respective counterparties.  All of RJ Bank’s forward foreign exchange contracts at June 30, 2013 are asset derivatives, therefore we consider there to be no exposure to loss under these contracts as of such date.

Index

Derivative balances included in our financial statements

See the table below for the notional and fair value amounts of both the asset and liability derivatives.

	Asset derivatives
	June 30, 2013			September 30, 2012
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other assets	$607,340	$2,594	Prepaid expenses and other assets	$—	$—
Derivatives not designated as hedging instruments:
Interest rate contracts (2)	Trading instruments	$2,472,696	$99,100	Trading instruments	$2,376,049	$144,259
Interest rate contracts (3)	Derivative instruments associated with offsetting matched book positions	$1,944,408	$265,521	Derivative instruments associated with offsetting matched book positions	$2,110,984	$458,265
Forward foreign exchange contracts	Prepaid expenses and other assets	$77,961	$342	Prepaid expenses and other assets	$—	$—

	Liability derivatives
	June 30, 2013			September 30, 2012
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Trade and other payables	$—	$—	Trade and other payables	$569,790	$1,296
Derivatives not designated as hedging instruments:
Interest rate contracts (2)	Trading instruments sold	$2,444,007	$84,482	Trading instruments sold	$2,288,450	$128,081
Interest rate contracts (3)	Derivative instruments associated with offsetting matched book positions	$1,944,408	$265,521	Derivative instruments associated with offsetting matched book positions	$2,110,984	$458,265
Forward foreign exchange contracts	Trade and other payables	$—	$—	Trade and other payables	$44,225	$74

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

Gains recognized on forward foreign exchange derivatives in AOCI totaled $12.7 million and $22.5 million, net of income taxes, for the three and nine months ended June 30, 2013, respectively.  There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the three and nine months ended June 30, 2013.

Index

Gains recognized on forward foreign exchange derivatives in AOCI totaled $2.3 million and $2.5 million, net of income taxes, for the three and nine months ended June 30, 2012, respectively.  There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the three and nine months ended June 30, 2012.

See the table below for the impact of the derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income and Comprehensive Income:

		Amount of gain (loss) on derivatives recognized in income
		Three months ended June 30,		Nine months ended June 30,
	Location of gain (loss) recognized on derivatives in the Condensed Consolidated Statements of Income and Comprehensive Income	2013	2012	2013	2012
		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts (1)	Net trading (loss) profit	$238	$(1,671)	$735	$476
Interest rate contracts (2)	Other revenues	$115	$425	$517	$425
Forward foreign exchange contracts	Other revenues	$2,396	$879	$3,395	$966

(1)	These contracts arise from our OTC Derivatives Operations.

(2)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

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

Certain of the derivative instruments arising from our OTC Derivatives Operations and RJ Bank’s forward foreign exchange contracts contain provisions that require our debt to maintain an investment grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment grade, we would be in breach of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at June 30, 2013 is $20.6 million, for which we have posted collateral of $18.2 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2013, we would have been required to post an additional $2.4 million of collateral to our counterparties.

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

As of June 30, 2013 and September 30, 2012, the balance of our unrecognized tax benefits was $15.7 million and $12.7 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $8 million and $6.4 million at June 30, 2013 and September 30, 2012, respectively.  We anticipate that the unrecognized tax benefits will not change significantly over the next twelve months.

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. As of June 30, 2013 and September 30, 2012, accrued interest and penalties included in the unrecognized tax benefits liability were approximately $4.2 million and $3.2 million, respectively.

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

NOTE 16 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

In the normal course of business we enter into underwriting commitments. As of June 30, 2013, neither RJ&A nor MK & Co. had open transactions involving such commitments.  Transactions involving such commitments of RJ Ltd. that were recorded and open at June 30, 2013, were approximately $20.9 million in Canadian dollars (“CDN”).

We utilize client marginable securities to satisfy deposits with clearing organizations. At June 30, 2013, we had client margin securities valued at $180 million pledged with a clearing organization to meet our requirement of $114 million.

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting and/or retention purposes (see Note 2 page 107 in our 2012 Form 10-K for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us and, in most circumstances, require them to meet certain production requirements.  As of June 30, 2013 we had made commitments, to either prospects that have accepted our offer, or recently recruited producers, of approximately $29 million that have not yet been funded.

As of June 30, 2013, RJ Bank had not settled purchases of $274.8 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

RJ Bank has committed $2 million to a small business investment company which provides capital and long-term loans to small businesses.  As of June 30, 2013, RJ Bank has invested $1.8 million of the committed amount and the distributions received have been insignificant.

See Note 20 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

We have committed a total of $129.5 million, in amounts ranging from $200 thousand to $29.7 million, to 53 different independent venture capital or private equity partnerships. As of June 30, 2013, we have invested $103.7 million of the committed amounts and have received $77.1 million in distributions.  We also control the general partner in seven internally sponsored private equity limited partnerships to which we have committed $69.6 million.  As of June 30, 2013, we have invested $48.9 million of the committed amounts and have received $39.1 million in distributions.

Index

RJF has committed to lend to RJTCF, or guarantee obligations in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities, amounts aggregating up to $170 million upon request, subject to certain limitations as well as annual review and renewal. At June 30, 2013, RJTCF has $42 million in outstanding cash borrowings and $92 million in unfunded commitments outstanding against this aggregate commitment. RJTCF borrows from RJF in order to make investments in, or fund loans or advances to, either partnerships which purchase and develop properties qualifying for tax credits (“Project Partnerships”) or LIHTC Funds. Investments in Project Partnerships, are sold to various LIHTC Funds, which have third party investors and for which RJTCF serves the managing member or general partner. RJTCF typically sells investments in Project Partnerships to LIHTC Funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to Project Partnerships, or to LIHTC Funds.

A subsidiary of RJ Bank has committed $14.3 million as an investor member in a low-income housing tax credit fund in which a subsidiary of RJTCF is the managing member. As of June 30, 2013, the RJ Bank subsidiary has invested $3.1 million of the committed amount.

At June 30, 2013, the approximate market values of collateral received that we can repledge were:

Sources of collateral
(in thousands)
Securities purchased under agreements to resell and other collateralized financings	$594,916
Securities received in securities borrowed vs. cash transactions	150,400
Collateral received for margin loans	1,590,505
Securities received as collateral related to derivative contracts	7,457
Total	$2,343,278

Certain collateral was repledged. At June 30, 2013, the approximate market values of this portion of collateral and financial instruments that we own and pledged were:

Uses of collateral and trading securities
(in thousands)
Securities sold under agreements to repurchase	$258,808
Securities delivered in securities loaned vs. cash transactions	333,643
Securities pledged as collateral under secured borrowing arrangements	64,103
Collateral used for deposits at clearing organizations	198,150
Total	$854,704

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA MBS.  The MBS securities are issued on behalf of various state and local housing finance agencies (“HFA”) and consist of the mortgages originated through their lending programs.  RJ&A’s forward GNMA MBS purchase commitment arises at the time of the loan reservation for a borrower in the HFA lending program (these loan reservations fix the terms of the mortgage, including the interest rate and maximum principal amount).  The underlying terms of the GNMA MBS purchase, including the price for the MBS security (which is dependent upon the interest rates associated with the underlying mortgages) are also fixed at loan reservation.  At June 30, 2013, RJ&A had approximately $202 million principal amount of outstanding forward MBS purchase commitments which are expected to be purchased by RJ&A over the following 90 days.  Upon acquisition of the MBS security, RJ&A typically sells such security in open market transactions as part of its fixed income operations.  Given that the actual principal amount of the MBS security is not fixed and determinable at the date of RJ&A’s commitment to purchase, these forward MBS purchase commitments do not meet the definition of a derivative instrument.  In order to hedge the market interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS in the market, RJ&A enters into to be announced (“TBA”) security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future.  These TBA securities are accounted for at fair value and are included in Agency MBS securities in the table of assets and liabilities measured at fair value included in Note 5, and at June 30, 2013 aggregate to a net asset having a fair value of $5 million.  The estimated fair value of the purchase commitment at June 30, 2013 is a liability of $5 million, which is included in trade and other payables on our Condensed Consolidated Statements of Financial Condition.

Index

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

Guarantees

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At June 30, 2013, the exposure under these guarantees is $6.5 million, which was underwritten as part of RJ Bank’s corporate credit relationship with such borrowers.  The outstanding interest rate swaps at June 30, 2013 have maturities ranging from July 2013 through May 2019.  RJ Bank records an estimated reserve for its credit risk associated with the guarantee of these client swaps, which was insignificant as of June 30, 2013.  The estimated total potential exposure under these guarantees is $10.5 million at June 30, 2013.

RJ Bank guarantees the forward foreign exchange contract obligations of its U.S. subsidiaries.  See Note 14 for additional information regarding these derivatives.

RJF guarantees interest rate swap obligations of RJ Cap Services. See Note 14 for additional information regarding interest rate swaps.

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At June 30, 2013, there were no such outstanding performance guarantees.

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

RJF guarantees the existing mortgage debt of RJ&A of approximately $46.6 million. See Notes 12 and 13 for information regarding our financing arrangements.

RJTCF issues certain guarantees to various third parties related to Project Partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $1.7 million as of June 30, 2013.

RJF has guaranteed RJTCF’s performance to various third parties on certain obligations arising from RJTCF’s sale and/or transfer of units in one of its fund offerings (“Fund 34”).  Under such arrangements, RJTCF has provided either: (1) certain specific performance guarantees including a provision whereby in certain circumstances, RJTCF will refund a portion of the investors’ capital contribution, or (2) a guaranteed return on their investment.  Under the performance guarantees, the conditions which would result in a payment by RJTCF not being required to be made under the guarantees have been satisfied, and neither RJF nor RJTCF have any further obligations under such guarantees.  Further, based upon its most recent projections and performance of Fund 34, RJTCF does not anticipate that any future payments will be owed to these third parties under the guarantee of the return on investment. Under the guarantee of returns, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits over the next nine years, RJTCF is obligated to provide the investor with a specified return.  A $33.7 million financing asset is included in prepaid expenses and other assets, and a related $33.7 million liability is included in trade and other payables on our Condensed Consolidated Statements of Financial Condition as of June 30, 2013. The maximum exposure to loss under this guarantee is the undiscounted future payments due to investors for the return on and of their investment, and approximates $43.4 million at June 30, 2013.

Index

Legal matter contingencies

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

Certain of the Morgan Keegan entities, along with Regions, have been named in class-action lawsuits filed in federal and state courts on behalf of shareholders of Regions and investors who purchased shares of certain mutual funds in the Regions Morgan Keegan Fund complex (the “Regions Funds”). The Regions Funds were formerly managed by Morgan Asset Management (“MAM”), an entity which was at one time a subsidiary of one of the Morgan Keegan affiliates, but an entity which was not part of our Morgan Keegan acquisition (see further information regarding the Morgan Keegan acquisition in Note 3 on pages 118 - 121 of our 2012 Form 10-K). The complaints contain various allegations, including claims that the Regions Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. In August 2013, the United States District Court for the Western District of Tennessee approved the settlement of the class action and the derivative action regarding the closed end funds for $62 million and $6 million, respectively. No other class has been certified. Certain of the shareholders in the Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class action lawsuits.

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

The SEC and states of Missouri and Texas are investigating alleged securities law violations by MK & Co. in the underwriting and sale of certain municipal bonds. An enforcement action was brought by the Missouri Secretary of State on April 4, 2013, seeking monetary penalties and other relief. A civil action was brought by institutional investors of the bonds on March 19, 2012, seeking a return of their investment and unspecified compensatory and punitive damages. A class action was brought on behalf of retail purchasers of the bonds on September 4, 2012, seeking unspecified compensatory and punitive damages. These actions are in the early stages. These matters are subject to the indemnification agreement with Regions.

Prior to the Closing Date, Morgan Keegan was involved in other litigation arising in the normal course of its business. On all such matters, RJF is subject to indemnification from Regions pursuant to the terms of the stock purchase agreement and summarized below.

Index

Indemnification from Regions

The terms of the stock purchase agreement governing our acquisition of Morgan Keegan, which closed on April 2, 2012, provide that Regions will indemnify RJF for losses incurred in connection with legal proceedings pending as of the closing date or commenced after the closing date and related to pre-closing matters as well as any cost of defense pertaining thereto (see Note 3 on page 120 of our 2012 Form 10-K for a discussion of the indemnifications provided to RJF by Regions). All of the pre-Closing Date Morgan Keegan matters described above are subject to such indemnification provisions. Management estimates the range of potential liability of all such matters subject to indemnification, including the cost of defense, to be from $30 million to $270 million. Any loss arising from such matters, after consideration of the applicable annual deductible, if any, will be borne by Regions. As of June 30, 2013, a receivable from Regions of approximately $2 million is included in other receivables, an indemnification asset of approximately $172 million is included in other assets, and a liability for potential losses of approximately $173 million is included within trade and other payables, all of which are reflected on our Condensed Consolidated Statements of Financial Condition pertaining to the above matters and the related indemnification from Regions. The amount included within trade and other payables is the amount within the range of potential liability related to such matters which management estimates is more likely than any other amount within such range. Through June 30, 2013, Regions has reimbursed approximately $21.5 million for costs we incurred in excess of the accrued liability amounts for legal matters subject to indemnification included in the final Closing Date tangible net book value computation.

Other matters

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as other corporate litigation. We are contesting the allegations in these cases and believe that there are meritorious defenses in each of these lawsuits and arbitrations. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. Refer to Note 2 on page 113 of our 2012 Form 10-K for a discussion of our criteria for establishing a range of possible loss related to such matters.  Excluding any amounts subject to indemnification from Regions related to pre-Closing Date Morgan Keegan matters discussed above, as of June 30, 2013, management currently estimates the aggregate range of possible loss is from $0 to an amount of up to $20 million in excess of the accrued liability (if any) related to these matters.  In the opinion of management, based on current available information, review with outside legal counsel, and consideration of the accrued liability amounts provided for in the accompanying condensed consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

Index

NOTE 17 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Interest income:
Margin balances	$14,935	$16,592	$46,039	$43,545
Assets segregated pursuant to regulations and other segregated assets	2,013	1,734	6,159	6,118
Bank loans, net of unearned income	82,508	83,846	254,421	233,455
Available for sale securities	1,937	2,488	6,141	6,664
Trading instruments	5,312	7,181	16,498	15,322
Stock loan	3,222	2,238	6,564	7,260
Loans to financial advisors	1,699	1,073	4,851	3,346
Other	5,750	6,034	17,861	16,424
Total interest income	$117,376	$121,186	$358,534	$332,134

Interest expense:
Brokerage client liabilities	$511	$514	$1,651	$1,697
Retail bank deposits	2,191	2,405	7,079	6,985
Trading instruments sold but not yet purchased	994	839	2,762	1,838
Stock borrow	619	504	1,732	1,456
Borrowed funds	1,149	2,365	3,816	4,158
Senior notes	19,010	19,125	57,104	39,479
Interest expense of consolidated VIEs	917	1,177	3,029	3,838
Other	2,801	2,625	6,243	4,059
Total interest expense	28,192	29,554	83,416	63,510
Net interest income	89,184	91,632	275,118	268,624
Add (subtract): benefit (provision) for loan losses	2,142	(9,315)	(4,518)	(21,925)
Net interest income after benefit (provision) for loan losses	$91,326	$82,317	$270,600	$246,699

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

Stock option awards

Expense and income tax benefits related to our stock option awards granted to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Total share-based expense	$1,536	$1,247	$7,933	$9,046
Income tax benefits related to share-based expense	(11)	(35)	983	1,438

For the nine months ended June 30, 2013, we realized $380 thousand of excess tax benefits related to our stock option awards.  During the three months ended June 30, 2013 we granted 2,300 stock options to employees and no stock options were granted to our independent contractor financial advisors. During the nine months ended June 30, 2013, we granted 837,550 stock options to employees and 47,300 stock options were granted to our independent contractor financial advisors. During the three and nine months ended June 30, 2013, no stock options were granted to outside directors.

Unrecognized pre-tax expense for stock option awards granted to employees, directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of June 30, 2013 are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average period
	(in thousands)	(in years)
Employees and directors	$18,463	3.1
Independent contractor financial advisors	1,049	3.1

The weighted-average grant-date fair value of stock option awards granted to employees for the three and nine months ended June 30, 2013 is $14.52 and $12.13, respectively.

The fair value of each option grant awarded to our independent contractor financial advisors is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model.  The weighted-average fair value for unvested options granted to independent contractor financial advisors as of June 30, 2013 is $18.69.

Restricted stock and stock unit awards

During the three months ended June 30, 2013, we granted 25,349 restricted stock units to employees and no restricted stock units to outside directors.  During the nine months ended June 30, 2013, we granted 973,689 restricted stock units to employees and 12,000 restricted stock units to outside directors. We granted no restricted stock units to independent contractor financial advisors during the three and nine months ended June 30, 2013.

Index

Expense and income tax benefits related to our restricted equity awards (which include restricted stock and restricted stock units) granted to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Total share-based expense	$12,437	$8,835	$38,389	$30,542
Income tax benefits related to share-based expense	4,261	3,357	13,155	11,606

For the nine months ended June 30, 2013, we realized $3.1 million of excess tax benefits related to our restricted equity awards.

Unrecognized pre-tax expense for restricted equity awards granted to employees, directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of June 30, 2013 are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average period
	(in thousands)	(in years)
Employees and directors	$102,363	3.0
Independent contractor financial advisors	293	2.0

The weighted-average grant-date fair value of restricted stock share and unit awards granted to employees and outside directors for the three and nine months ended June 30, 2013 is $44.25 and $38.06, respectively.

The fair value of each restricted equity awards granted to our independent contractor financial advisors is valued on the date of grant and periodically revalued at the current stock price.  The weighted-average fair value for unvested restricted equity awards granted to independent contractor financial advisors as of June 30, 2013 is $42.53.

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

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJF as of June 30, 2013:
Total capital (to risk-weighted assets)	$3,330,628	19.2%	$1,387,762	8.0%	$1,734,702	10.0%
Tier I capital (to risk-weighted assets)	3,174,378	18.3%	693,853	4.0%	1,040,780	6.0%
Tier I capital (to adjusted assets)	3,174,378	14.2%	894,191	4.0%	1,117,739	5.0%

RJF as of September 30, 2012:
Total capital (to risk-weighted assets)	$3,056,794	18.9%	$1,293,881	8.0%	$1,617,351	10.0%
Tier I capital (to risk-weighted assets)	2,896,279	17.9%	647,213	4.0%	970,820	6.0%
Tier I capital (to adjusted assets)	2,896,279	14.0%	827,508	4.0%	1,034,385	5.0%

To be categorized as “well capitalized,” RJ Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJ Bank as of June 30, 2013:
Total capital (to risk-weighted assets)	$1,238,835	13.4%	$742,414	8.0%	$928,018	10.0%
Tier I capital (to risk-weighted assets)	1,122,383	12.1%	371,207	4.0%	556,811	6.0%
Tier I capital (to adjusted assets)	1,122,383	10.7%	418,582	4.0%	523,227	5.0%

RJ Bank as of September 30, 2012:
Total capital (to risk-weighted assets)	$1,158,139	13.4%	$694,275	8.0%	$867,844	10.0%
Tier I capital (to risk-weighted assets)	1,049,060	12.1%	347,137	4.0%	520,706	6.0%
Tier I capital (to adjusted assets)	1,049,060	10.9%	386,245	4.0%	482,807	5.0%

RJF and RJ Bank each calculate the Total Capital and Tier I Capital ratios in order to assess compliance with both regulatory requirements and their internal capital policies in addition to providing a measure of underutilized capital should these ratios become excessive.  Capital levels are continually monitored to assess both RJF and RJ Bank’s capital position. At current capital levels, RJF and RJ Bank are each categorized as “well capitalized” under the regulatory framework for prompt corrective action.

The slight increase in RJF’s Total capital (to risk-weighted assets) and Tier I capital (to risk-weighted assets) at June 30, 2013 compared to September 30, 2012 was primarily due to a decrease in market risk equivalent assets (primarily trading instruments) and positive earnings during the nine month period ended June 30, 2013. The slight increase in RJF’s Tier I capital (to adjusted assets) ratio at June 30, 2013 compared to September 30, 2012 was primarily due to earnings during the nine month period ended June 30, 2013.

The slight decrease in RJ Bank’s Tier I capital (to adjusted assets) ratio at June 30, 2013 compared to September 30, 2012 was primarily due to corporate loan growth and an increase in cash during the nine month period ended June 30, 2013.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934.

Index

The net capital position of our wholly owned broker-dealer subsidiary RJ&A is as follows:

	As of
	June 30, 2013	September 30, 2012
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	21.78%	17.22%
Net capital	$409,708	$264,315
Less: required net capital	(37,628)	(30,696)
Excess net capital	$372,080	$233,619

As described in Note 1, in mid-February 2013 the client accounts of MK & Co. were transferred to RJ&A which resulted in a significant change in the nature of the MK & Co. entity’s business operations. The net capital position of our wholly owned broker-dealer subsidiary MK & Co. is as follows:

	As of
	June 30, 2013	September 30, 2012
		(As amended(1))
	($ in thousands)
Morgan Keegan & Company, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	—%	65.84%
Net capital	$127,948	$263,366
Less: required net capital	(1,000)	(8,432)
Excess net capital	$126,948	$254,934

(1)    MK & Co.’s net capital position as of September 30, 2012 was amended for insignificant changes to conform to final regulatory filings.

The net capital position of our wholly owned broker-dealer subsidiary RJFS is as follows:

	As of
	June 30, 2013	September 30, 2012
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$16,114	$11,689
Less: required net capital	(250)	(250)
Excess net capital	$15,864	$11,439

The risk adjusted capital of RJ Ltd. is as follows (in Canadian dollars):

	As of
	June 30, 2013	September 30, 2012
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$82,642	$77,871
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$82,392	$77,621

At June 30, 2013, all of our other active regulated domestic and international subsidiaries are in compliance with and met all capital requirements.

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

June 30, 2013
(in thousands)
Standby letters of credit	$129,606
Open end consumer lines of credit	719,230
Commercial lines of credit	1,697,615
Unfunded loan commitments	194,474

Because many lending commitments expire without being funded in whole or part, the contract amounts are not estimates of RJ Bank’s actual future credit exposure or future liquidity requirements. RJ Bank maintains a reserve to provide for potential losses related to the unfunded lending commitments. See Note 8 for further discussion of this reserve for unfunded lending commitments.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of June 30, 2013, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $32.8 million and CDN $3.2 million, respectively. RJ Bank is also subject to foreign exchange risk related to its net investment in a Canadian subsidiary. See Note 14 for information regarding how RJ Bank utilizes net investment hedges to mitigate a significant portion of this risk.

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA MBS.  See Note 16 for information on these commitments. We utilize TBA security contracts to hedge our interest rate risk associated with these commitments. We are subject to loss if the timing of, or the actual amount of, GNMA MBS securities differs significantly from the term and notional amount of the TBA security contracts we enter into.

Index

NOTE 21 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$83,862	$76,350	$249,696	$212,544
Less allocation of earnings and dividends to participating securities (1)	(875)	(1,355)	(2,982)	(4,545)
Net income attributable to RJF common shareholders	$82,987	$74,995	$246,714	$207,999

Income for diluted earnings per common share:
Net income attributable to RJF	$83,862	$76,350	$249,696	$212,544
Less allocation of earnings and dividends to participating securities (1)	(861)	(1,345)	(2,939)	(4,521)
Net income attributable to RJF common shareholders	$83,001	$75,005	$246,757	$208,023

Common shares:
Average common shares in basic computation	138,185	135,256	137,493	129,206
Dilutive effect of outstanding stock options and certain restricted stock units	3,046	1,401	2,672	981
Average common shares used in diluted computation	141,231	136,657	140,165	130,187

Earnings per common share:
Basic	$0.60	$0.55	$1.79	$1.61
Diluted	$0.59	$0.55	$1.76	$1.60
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	103	1,573	258	2,001

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities.  Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 1.5 million and 2.4 million for the three months ended June 30, 2013 and 2012, respectively. Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 1.7 million and 2.8 million for the nine months ended June 30, 2013 and 2012, respectively. Dividends paid to participating securities amounted to $201 thousand and $316 thousand for the three months ended June 30, 2013 and 2012, respectively.  Dividends paid to participating securities amounted to $664 thousand and $1.1 million for the nine months ended June 30, 2013 and 2012, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Dividends per common share - declared	$0.14	$0.13	$0.42	$0.39
Dividends per common share - paid	$0.14	$0.13	$0.41	$0.39

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

Information concerning operations in these segments of business is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
Private Client Group	$741,617	$684,684	$2,181,191	$1,781,068
Capital Markets	218,097	257,291	685,743	558,582
Asset Management	76,805	60,611	211,975	175,623
RJ Bank	83,068	90,289	264,939	250,841
Emerging Markets	6,419	5,074	18,393	18,253
Securities Lending	3,373	2,324	6,923	7,499
Proprietary Capital	19,254	27,736	105,264	41,599
Other	3,728	2,151	13,700	8,082
Intersegment eliminations	(14,633)	(14,398)	(42,593)	(37,115)
Total revenues(1)	$1,137,728	$1,115,762	$3,445,535	$2,804,432

Income (loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$56,738	$64,332	$162,351	$159,989
Capital Markets	15,593	27,776	62,507	59,789
Asset Management	23,928	17,030	65,731	49,464
RJ Bank	62,881	59,801	195,100	170,117
Emerging Markets	454	(2,162)	(818)	(5,710)
Securities Lending	1,926	1,148	3,347	3,784
Proprietary Capital	14,002	5,345	39,872	9,021
Other (2)	(43,468)	(48,400)	(125,872)	(99,236)
Pre-tax income excluding noncontrolling interests	132,054	124,870	402,218	347,218
Add: net (loss) income attributable to noncontrolling interests	(3,157)	13,121	33,149	3,323
Income including noncontrolling interests and before provision for income taxes	$128,897	$137,991	$435,367	$350,541

(1)	No individual client accounted for more than ten percent of total revenues in any of the periods presented.

(2)
The Other segment includes acquisition related expenses pertaining to our acquisitions in the amount of $13.4 million and $51.8 million for the three and nine months ended June 30, 2013 and $21 million and $40.6 million for the three and nine months ended June 30, 2012, respectively.

Index

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net interest income (expense):
Private Client Group	$19,268	$21,120	$59,620	$57,023
Capital Markets	(86)	1,584	2,505	3,758
Asset Management	18	19	56	45
RJ Bank	83,313	84,571	256,256	235,538
Emerging Markets	258	218	893	574
Securities Lending	2,602	1,734	4,842	5,804
Proprietary Capital	388	103	1,097	475
Other	(16,577)	(17,717)	(50,151)	(34,593)
Net interest income	$89,184	$91,632	$275,118	$268,624

The following table presents our total assets on a segment basis:

	June 30, 2013	September 30, 2012
	(in thousands)
Total assets:
Private Client Group (1)	$6,818,569	$6,484,878
Capital Markets (2)	2,199,183	2,514,527
Asset Management	149,237	81,838
RJ Bank	10,536,156	9,701,996
Emerging Markets	46,102	43,616
Securities Lending	352,647	432,684
Proprietary Capital	295,659	355,350
Other	1,816,638	1,545,376
Total	$22,214,191	$21,160,265

(1)	Includes $175 million of goodwill at June 30, 2013, and $173 million of goodwill at September 30, 2012.

(2)	Includes $121 million of goodwill at June 30, 2013, and $127 million of goodwill at September 30, 2012.

We have operations in the United States, Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
United States	$1,033,059	$1,017,413	$3,131,104	$2,509,800
Canada	77,017	75,264	233,835	219,241
Europe	21,502	18,975	63,676	59,211
Other	6,150	4,110	16,920	16,180
Total	$1,137,728	$1,115,762	$3,445,535	$2,804,432

Pre-tax income excluding noncontrolling interests:
United States	$124,376	$118,028	$390,520	$331,958
Canada	6,230	10,001	20,346	21,957
Europe	1,002	(1,019)	(6,231)	(1,106)
Other	446	(2,140)	(2,417)	(5,591)
Total	$132,054	$124,870	$402,218	$347,218

Index

Our total assets, classified by major geographic area in which they are held, are presented below:

	June 30, 2013	September 30, 2012
	(in thousands)
Total assets:
United States (1)	$20,171,494	$19,296,197
Canada(2)	1,980,659	1,788,883
Europe	29,280	42,220	(3)
Other	32,758	32,965
Total	$22,214,191	$21,160,265

(1)	Includes $262 million of goodwill at June 30, 2013, and $260 million of goodwill at September 30, 2012.

(2)	Includes $33 million of goodwill at June 30, 2013 and September 30, 2012.

(3)	Includes $7 million of goodwill at September 30, 2012.

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

Factors Affecting “Forward-Looking Statements”

From time to time, Raymond James Financial, Inc. (“RJF”), together with its subsidiaries hereinafter collectively referred to as “our,” “we” or “us,” may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, allowance for loan loss levels at our wholly owned bank subsidiary Raymond James Bank, N.A. (“RJ Bank”), projected ventures, new products, anticipated market performance, recruiting efforts, regulatory approvals, future acquisition expenses, and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, are discussed in the section entitled “Risk Factors” of Item 1A of Part I included in our Annual Report on Form 10-K for the year ended September 30, 2012, as filed with the United States of America (“U.S.”) Securities and Exchange Commission (the “2012 Form 10-K”) and in Item 1A of Part II of this report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements.

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

Quarter ended June 30, 2013 compared with the quarter ended June 30, 2012

We achieved net revenues of $1.11 billion, a 2% increase compared to the prior year quarter, but a 3% decrease compared to the preceding quarter. The preceding quarter’s revenues included a $65 million gain on a proprietary capital investment, which elevated our revenue level. Overall our businesses performed as expected during the quarter with the exception of our fixed income business, which was negatively impacted by the sharp increase in longer term interest rates in the second half of the quarter. Total client assets under administration were $405.8 billion at June 30, 2013, a 9% increase over the prior year level but down slightly compared to the preceding quarter. The decrease in assets under administration as compared to the preceding quarter is attributable to the adverse impact of foreign exchange translation on the U.S. dollar denominated value of Canadian-based client assets, and the negative impact of the increase in medium and long-term interest rates on fixed income investments. Non-interest expenses increased $32 million, or 3%, from the prior year quarter primarily due to increases in compensation related expenses and information technology expenses, partially offset by a decrease in acquisition related expenses. Non-interest expenses decreased by $3 million, or 0.3% compared to the preceding quarter, primarily driven by a decrease in acquisition related expense. The current year quarter non-interest expenses include $13 million of acquisition and integration related costs which we incurred primarily associated with our acquisition of Morgan Keegan (as hereinafter defined). As of June 30, 2013, we are substantially complete with our various integration initiatives.

Our pre-tax income increased $7 million, or 6%, compared to the prior year quarter.  Excluding the acquisition related expenses we incurred primarily resulting from the Morgan Keegan acquisition, we generated adjusted pre-tax income of $146 million (a non-GAAP measure)(1) for the current quarter which approximates the comparable prior year quarter’s pre-tax income but reflects a $13 million, or 8%, decrease compared to the preceding quarter.

(1)	Refer to the discussion and reconciliation of the GAAP results to the non-GAAP results in the “Non-GAAP Reconciliation” section of this MD&A.

Index

A summary of the most significant matters impacting our financial results as compared to the prior year quarter, are as follows:

•
Our Private Client Group segment generated net revenues of $740 million, an 8% increase over the prior year, while pre-tax income decreased 12% to $57 million.  The increase in revenues is primarily attributable to increased securities commissions and fee revenues, predominately arising from fee-based accounts. Pre-tax income was negatively impacted by an increase in commission expenses (driven primarily by the increase in corresponding revenues) as well as an increase in communication and information processing expense. Client assets under administration of the Private Client Group increased 9% over the prior year, to $387 billion at June 30, 2013.

•
The Capital Markets segment realized a $12 million, or 44%, decrease from the prior year to $16 million in pre-tax income, reflecting significantly lower fixed income results, net of improved equity capital markets results. We experienced a significant decrease in institutional fixed income commission revenues and a trading loss in our fixed income operations, both primarily resulting from adverse fixed income market conditions due to medium and longer term interest rate volatility during the quarter, which had a particularly negative impact on our municipal fixed income results. Equity capital markets commission levels increased as a result of improved equity market conditions.

•
Our Asset Management segment generated $24 million of pre-tax income, a $7 million, or 41%, increase compared to the prior year.  Assets under management in managed programs increased 28%, to a record $52 billion as of June 30, 2013 compared to June 30, 2012.  Strong net inflows of client assets in managed programs, including from MK & Co. (as hereinafter defined) branches, market appreciation, and the acquisition of ClariVest (as hereinafter defined), contributed to the increase.

•
RJ Bank generated $63 million in pre-tax income, a $3 million, or 5%, increase over the prior year.  The increase resulted primarily from a net benefit in the loan loss provision expense, which resulted from an improved credit environment and a significant number of payoffs and paydowns of certain problem loans and upgrades within our loan portfolio.

•
Our Proprietary Capital segment generated $14 million of pre-tax income (net of noncontrolling interests) during the quarter, a $9 million increase compared to the prior year. The increase results from a number of relatively small positive valuation adjustments on investments in our portfolio.

•
We incurred acquisition and integration related costs primarily associated with the Morgan Keegan (as hereinafter defined) acquisition of $13 million in the current quarter compared to $21 million in the prior year. On April 2, 2012, RJF completed its acquisition of all the issued and outstanding shares of Morgan Keegan & Company, Inc. (a broker-dealer hereinafter referred to as “MK & Co.”) and MK Holdings, Inc. and certain of its affiliates (collectively referred to hereinafter as “Morgan Keegan”) from Regions Financial Corporation (“Regions”).

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

Nine months ended June 30, 2013 compared with the nine months ended June 30, 2012

We successfully achieved a significant milestone in our integration of Morgan Keegan’s operations; in mid-February 2013 all of the Morgan Keegan financial advisors and client accounts were transfered from the Morgan Keegan platform to the Raymond James & Associates, Inc. (“RJ&A”) platform. As a result, in April 2013 we implemented additional staff reductions, mainly within our information technology groups where there was significant overlap in historic Morgan Keegan and RJ&A staffing that we elected to maintain through the platform conversion date in order to to ensure the continued high levels of service to financial advisors and clients while we operated on two different platforms. Further, in June 2013, we implemented staff reductions in our Capital Markets businesses, primarily impacting our fixed income business.

Given the April 2, 2012 closing date of our acquisition of Morgan Keegan, the current period includes nine months of combined results, while the comparable prior year period includes only three months of combined results.

Index

Our net revenues of $3.4 billion represent a 23% increase over the prior year period. All of our segments with the exception of the Securities Lending segment realized increased revenues over the prior year. Total client assets under administration increased to $405.8 billion, a 9% increase as compared to the prior year level. Non-interest expenses increased $536 million, or 22%, from the prior year primarily due to the addition of Morgan Keegan. The current year non-interest expenses include $52 million of acquisition and integration related costs primarily associated with the Morgan Keegan acquisition compared to $41 million in the prior year, and $7 million of goodwill impairment expense ($2 million is attributable to noncontrolling interests) arising from our European equity research and sales and trading affiliate. The bank loan loss provision decreased $17 million from the prior year reflecting the overall improvement in the credit markets.

Inclusive of the impact of the acquisition of Morgan Keegan, our pre-tax income increased $55 million, or 16%, compared to the prior year period.  Excluding the acquisition related expenses we incurred primarily resulting from the Morgan Keegan acquisition and other one-time non-recurring items, we generated adjusted pre-tax income of $460 million (a non - GAAP measure)(1) for the most recent nine month period, a $71 million, or 18%, increase over the comparable prior year period.

Our financial results during the nine month period were most significantly impacted by the factors described above for the most recent quarter, unless otherwise noted:

•	A $2 million, or 1% increase, in the pre-tax income of our Private Client Group segment.

•
A $3 million, or 5% increase, in the pre-tax income of our Capital Markets segment. This increase is the result of the expansion of our fixed income business as a result of the Morgan Keegan acquisition coupled with a strong first quarter of fiscal year 2013 in domestic equity capital markets activities as evidenced by strong securities underwriting, merger and acquisition activity, and private placement fees during that period. Current year results include a one-time goodwill impairment expense of $7 million pre-tax ($5 million after noncontrolling interests) related to our European equity research and sales and trading affiliate. Trading profits trail prior period levels due primarily to current quarter circumstances.

•	A $16 million, or 33% increase, in the pre-tax income of our Asset Management segment.

•	A $25 million, or 15% increase, in the pre-tax income of RJ Bank, resulting from a lower loan loss provision and increased net interest income.

•	A $5 million, or 86%, improvement in the pre-tax income of the Emerging Markets segment.

•
Our Proprietary Capital segment has generated a $31 million, or 342%, increase in pre-tax income (net of noncontrolling interests) over the prior period. The current year results were favorably impacted by a private equity partnership in which we hold an interest entering into a definitive agreement on March 8, 2013 to sell the private equity investment interest in Albion Medical Holdings, Inc. (“Albion”), a transaction which closed on April 29, 2013. The results for the current year include approximately $23 million in pre-tax income resulting from the sale of Albion (net of noncontrolling interests).

•
We have incurred acquisition and integration related costs of $52 million in the current year period, an increase of $11 million as compared to the prior year period, which are primarily associated with the Morgan Keegan acquisition.

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

	Three months ended June 30,			Nine months ended June 30,
	2013	2012	% change	2013	2012	% change
	($ in thousands)
Total company
Revenues	$1,137,728	$1,115,762	2%	$3,445,535	$2,804,432	23%
Pre-tax income excluding noncontrolling interests	132,054	124,870	6%	402,218	347,218	16%

Private Client Group
Revenues	741,617	684,684	8%	2,181,191	1,781,068	22%
Pre-tax income	56,738	64,332	(12)%	162,351	159,989	1%

Capital Markets
Revenues	218,097	257,291	(15)%	685,743	558,582	23%
Pre-tax income	15,593	27,776	(44)%	62,507	59,789	5%

Asset Management
Revenues	76,805	60,611	27%	211,975	175,623	21%
Pre-tax income	23,928	17,030	41%	65,731	49,464	33%

RJ Bank
Revenues	83,068	90,289	(8)%	264,939	250,841	6%
Pre-tax income	62,881	59,801	5%	195,100	170,117	15%

Emerging Markets
Revenues	6,419	5,074	27%	18,393	18,253	1%
Pre-tax income (loss)	454	(2,162)	121%	(818)	(5,710)	86%

Securities Lending
Revenues	3,373	2,324	45%	6,923	7,499	(8)%
Pre-tax income	1,926	1,148	68%	3,347	3,784	(12)%

Proprietary Capital
Revenues	19,254	27,736	(31)%	105,264	41,599	153%
Pre-tax income	14,002	5,345	162%	39,872	9,021	342%

Other
Revenues	3,728	2,151	73%	13,700	8,082	70%
Pre-tax loss	(43,468)	(48,400)	10%	(125,872)	(99,236)	(27)%

Intersegment eliminations
Revenues	(14,633)	(14,398)	2%	(42,593)	(37,115)	15%

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

The following table provides a reconciliation of the GAAP basis to the non-GAAP measures:

	Three months ended		Nine months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands, except per share amounts)
Net income attributable to RJF, Inc. - GAAP basis	$83,862	$76,350	$249,696	$212,544
Non-GAAP adjustments :
Acquisition related expenses (1)	13,449	20,955	51,753	40,559
RJF's share of RJES goodwill impairment expense (2)	—	—	4,564	—
RJES restructuring expense (3)	—	—	1,600	—
Interest expense (4)	—	—	—	1,738
Pre-tax non-GAAP adjustments	13,449	20,955	57,917	42,297
Tax effect of non-GAAP adjustments (5)	(4,789)	(8,133)	(21,962)	(16,403)
Net income attributable to RJF, Inc. - Non-GAAP basis	$92,522	$89,172	$285,651	$238,438
Non-GAAP adjustments to common shares outstanding:
Effect of February 2012 share issuance on weighted average common shares outstanding (6)	—	—	—	(1,866)
Non-GAAP earnings per common share:
Non-GAAP basic	$0.66	$0.65	$2.05	$1.83
Non-GAAP diluted	$0.65	$0.64	$2.01	$1.82
Average equity - GAAP basis (7)	3,507,475	3,122,774	$3,415,923	2,867,459
Average equity - non-GAAP basis (8)	3,532,111	3,105,209	$3,427,428	2,858,676
Return on equity for the quarter (annualized)	9.6%	9.8%	N/A	N/A
Return on equity for the quarter - non-GAAP basis (annualized) (9)	10.5%	11.5%	N/A	N/A
Return on equity - year to date (annualized)	N/A	N/A	9.7%	9.9%
Return on equity year to date - non-GAAP basis (annualized) (9)	N/A	N/A	11.1%	11.1%

(1)	The non-GAAP adjustment adds back to pre-tax income one-time acquisition and integration expenses associated with acquisitions that were incurred during each respective period.

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

(5)	The non-GAAP adjustment reduces net income for the income tax effect of all the pre-tax non-GAAP adjustments, utilizing the year-to-date effective tax rate to determine the current tax expense.

(6)
The non-GAAP adjustment to the weighted average common shares outstanding in the basic and diluted non-GAAP earnings per share computation reduces the actual shares outstanding for the effect of the 11,075,000 common shares issued by RJF in February 2012 as a component of our financing of the Morgan Keegan acquisition.

(7)
For the quarter, computed by adding the total equity attributable to RJF, Inc. as of the date indicated plus the prior quarter-end total, divided by two. For the year-to-date period, computed by adding the total equity attributable to RJF, Inc. as of each quarter-end date during the indicated year to-date period, plus the beginning of the year total, divided by four.

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

Quarter ended June 30, 2013 compared with the quarter ended June 30, 2012 – Net interest

The following table presents average balance data and interest income and expense data, as well as the related net interest income:

	Three months ended June 30,
	2013			2012
	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,783,205	$14,935	3.35%	$1,867,759	$16,592	3.55%
Assets segregated pursuant to regulations and other segregated assets	3,149,888	2,013	0.26%	2,481,841	1,734	0.28%
Bank loans, net of unearned income(2)	8,572,162	82,508	3.81%	7,756,085	83,846	4.29%
Available for sale securities	749,235	1,937	1.03%	766,189	2,488	1.30%
Trading instruments(3)	699,477	5,312	3.04%	1,029,569	7,181	2.79%
Stock loan	371,978	3,222	3.46%	471,423	2,238	1.90%
Loans to financial advisors(3)	418,896	1,699	1.62%	450,176	1,073	0.95%
Other(3)	2,107,548	5,750	1.09%	1,569,702	6,034	1.54%
Total	$17,852,389	$117,376	2.63%	$16,392,744	$121,186	2.96%

Interest-bearing liabilities:
Brokerage client liabilities	$4,872,946	511	0.04%	$4,037,446	$514	0.05%
Bank deposits(2)	9,055,628	2,191	0.10%	8,029,250	2,405	0.12%
Trading instruments sold but not yet purchased(3)	248,443	994	1.60%	267,529	839	1.25%
Stock borrow	125,407	619	1.97%	136,456	504	1.48%
Borrowed funds	413,881	1,149	1.11%	524,849	2,365	1.80%
Senior notes	1,148,783	19,010	6.62%	1,148,595	19,125	6.66%
Loans payable of consolidated variable interest entities(3)	68,959	917	5.32%	87,483	1,177	5.38%
Other(3)	336,975	2,801	3.32%	460,529	2,625	2.28%
Total	$16,271,022	$28,192	0.69%	$14,692,137	$29,554	0.80%
Net interest income		$89,184			$91,632

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

Index

Net interest income decreased $2 million, or 3%, compared to the prior year quarter. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

Net interest income in the PCG segment decreased $2 million, or 9%, primarily resulting from decreased client margin balances as well as a decrease in the interest rates on such balances as compared to the prior year.

RJ Bank’s net interest income decreased $1 million, or 1%, primarily as a result of a decrease in net interest margin.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Interest income earned on our available for sale securities portfolio decreased from the prior period level due to lower yields on the portfolio and a decrease in investment balances as compared to the prior year.

Nine months ended June 30, 2013 compared with the nine months ended June 30, 2012 – Net interest

The following table presents average balance data and interest income and expense data, as well as the related net interest income:

	Nine months ended June 30,
	2013			2012
	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,789,422	$46,039	3.43%	$1,633,523	$43,545	3.55%
Assets segregated pursuant to regulations and other segregated assets	3,034,618	6,159	0.27%	3,005,022	6,118	0.27%
Bank loans, net of unearned income (2)	8,500,988	254,421	3.95%	7,308,074	233,455	4.21%
Available for sale securities	744,705	6,141	1.10%	621,515	6,664	1.43%
Trading instruments(3)	813,849	16,498	2.70%	730,520	15,322	2.80%
Stock loan	341,973	6,564	2.56%	622,363	7,260	1.56%
Loans to financial advisors(3)	427,020	4,851	1.51%	308,864	3,346	1.44%
Other(3)	2,157,016	17,861	1.10%	2,117,836	16,424	1.03%
Total	$17,809,591	$358,534	2.68%	$16,347,717	$332,134	2.71%

Interest-bearing liabilities:
Brokerage client liabilities	$4,733,833	1,651	0.05%	$4,349,027	$1,697	0.05%
Bank deposits (2)	9,028,383	7,079	0.10%	7,878,948	6,985	0.12%
Trading instruments sold but not yet purchased(3)	260,949	2,762	1.41%	167,795	1,838	1.46%
Stock borrow	126,178	1,732	1.83%	171,945	1,456	1.13%
Borrowed funds	407,061	3,816	1.25%	309,128	4,158	1.79%
Senior notes	1,148,736	57,104	6.63%	790,370	39,479	6.66%
Loans payable of consolidated variable interest entities(3)	72,987	3,029	5.53%	91,370	3,838	5.60%
Other(3)	353,277	6,243	2.36%	266,963	4,059	2.03%
Total	$16,131,404	$83,416	0.69%	$14,025,546	$63,510	0.60%
Net interest income		$275,118			$268,624

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

Index

Net interest income increased $6 million, or 2%, as compared to the prior year. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

Net interest income in the PCG segment increased $3 million, or 5%, primarily resulting from increased client margin and client cash balances arising from the Morgan Keegan acquisition, partially offset by a decrease in the interest rates associated with client margin balances. The earnings on MK & Co. balances were included for three months in our prior year period as compared to the full nine months in the current year period.

RJ Bank’s net interest income increased $21 million, or 9%, primarily as a result of an increase in average loans outstanding.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Interest income earned on our available for sale securities portfolio decreased from the prior year level due to significantly lower yields on the portfolio which more than offset an increase resulting from higher investment balances. The average balance of the portfolio increased primarily as a result of the Auction Rate Securities (“ARS”) we acquired in the prior year as a part of the Morgan Keegan acquisition. Given that the yield on ARS is significantly lower than the yield on other types of available for sale securities, the increase in ARS in proportion to our total available for sale portfolio balances caused the weighted-average yield on total available for sale securities portfolio to decline.

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

Index

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2013	% change	2012	2013	% change	2012
	($ in thousands)
Revenues:
Securities commissions and fees:
Equities	$77,680	11%	$69,685	$226,438	18%	$192,567
Fixed income products	22,138	(22)%	28,318	69,602	21%	57,606
Mutual funds	162,306	14%	142,387	465,138	26%	369,467
Fee-based accounts	260,096	15%	226,137	749,359	30%	577,264
Insurance and annuity products	81,819	(5)%	86,104	252,806	17%	215,169
New issue sales credits	20,249	(14)%	23,621	71,667	9%	65,547
Sub-total securities commissions and fees	624,288	8%	576,252	1,835,010	24%	1,477,620
Interest	21,091	(10)%	23,562	67,198	6%	63,219
Account and service fees:
Client account and service fees	39,748	(2)%	40,566	121,614	16%	105,169
Mutual fund and annuity service fees	42,697	23%	34,755	121,942	24%	98,645
Client transaction fees	4,527	14%	3,986	12,585	(30)%	17,973
Correspondent clearing fees	836	28%	655	2,247	5%	2,146
Account and service fees – all other	75	44%	52	208	27%	164
Sub-total account and service fees	87,883	10%	80,014	258,596	15%	224,097
Other	8,355	72%	4,856	20,387	26%	16,132
Total revenues	741,617	8%	684,684	2,181,191	22%	1,781,068

Interest expense	1,823	(25)%	2,442	7,578	22%	6,196
Net revenues	739,794	8%	682,242	2,173,613	22%	1,774,872

Non-interest expenses:
Sales commissions	451,923	12%	402,410	1,326,531	24%	1,071,418
Admin & incentive compensation and benefit costs	118,198	(1)%	119,825	360,270	19%	303,737
Communications and information processing	43,018	31%	32,777	122,023	57%	77,523
Occupancy and equipment	28,486	(4)%	29,538	85,041	28%	66,235
Business development	16,105	(21)%	20,264	48,796	—%	48,893
Clearance and other	25,326	93%	13,096	68,601	46%	47,077
Total non-interest expenses	683,056	11%	617,910	2,011,262	25%	1,614,883
Pre-tax income	$56,738	(12)%	$64,332	$162,351	1%	$159,989

Margin on net revenues	7.7%		9.4%	7.5%		9.0%

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

Revenues of the PCG segment are correlated with total client assets under administration as well as the overall U.S. equities markets.  As of June 30, 2013, total PCG client assets under administration amounted to $387 billion, relatively unchanged as compared to the preceding quarter ended March 31, 2013 and up 9% over the $356 billion as of June 30, 2012. Increased client assets under administration result in higher fee-based account revenues and mutual fund and annuity service fees. Improved equity markets not only result in increased assets under administration but also generally lead to more client activity and therefore improved financial advisor productivity. Financial advisor productivity has increased 7% over the prior year.

The following table presents a summary of Private Client Group financial advisors and investment advisor representatives as of the dates indicated:

	Employees	Independent contractors	Investment advisor representatives (1)	June 30, 2013 total	September 30, 2012 total	June 30, 2012 total
RJ&A	2,157	—	—	2,157	1,335	1,340
MK & Co. (2)	—	—	—	—	892	938
Raymond James Financial Services, Inc. (“RJFS”)	—	3,271	263	3,534	3,467	3,455
Raymond James Ltd. (“RJ Ltd.”)	180	269	—	449	473	471
Raymond James Investment Services Limited (“RJIS”)	—	72	89	161	163	163
Total financial advisors and investment advisor representatives	2,337	3,612	352	6,301	6,330	6,367

(1)	Investment advisor representatives with custody only relationships.

(2)
We acquired MK & Co. on April 2, 2012. We successfully integrated the PCG operations of Morgan Keegan onto the RJ&A platform in mid-February 2013. At that time, 863 financial advisors of Morgan Keegan became RJ&A financial advisors.

Quarter ended June 30, 2013 compared with the quarter ended June 30, 2012 – Private Client Group

Net revenues increased $58 million, or 8%, while pre-tax income decreased $8 million, or 12%. PCG’s pre-tax margin on net revenues decreased to 7.7% as compared to the prior year quarter’s 9.4%.

Securities commissions and fees increased $48 million, or 8%.  Client assets under administration of $387 billion increased $31 billion or 9% compared to June 30, 2012. The year over year increase in client assets was driven by the equity market conditions in the U.S., which were generally improved as compared to the prior year. The most significant increases in these revenues arose from fee-based accounts, which increased $34 million, or 15% (refer to the discussion of the increase in assets in fee-based accounts in the paragraphs that follow), commissions on mutual fund products which increased $20 million, or 14%, and commissions on equity securities which increased $8 million, or 11%, partially offset by a decrease in commissions on fixed income products of $6 million, or 22%.

Index

Mutual fund and annuity service fees increased $8 million, or 23%, primarily as a result of an increase in mutual fund omnibus fees, education and marketing support (“EMS”) fees, and no-transaction-fee (“NTF”) program revenues, all of which are paid to us by the mutual fund companies whose products we distribute.  During the past year we implemented changes in the data sharing arrangements with many mutual fund companies, converting from a networking to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate us for the additional reporting requirements performed by the broker-dealer under omnibus arrangements.  Effective with our mid-February 2013 platform integration, the former Morgan Keegan client mutual fund investments became eligible for our omnibus and EMS programs.

Other revenues increased by $3 million, or 72%, primarily as a result of a foreign currency exchange gain generated by our Canadian operations.

Total segment revenues increased 8%. The portion of total segment revenues that we consider to be recurring is approximately 66% at June 30, 2013, an increase from 64% at June 30, 2012.  Recurring commission and fee revenues include asset based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund service fees, fees earned on funds in our multi-bank sweep program, and interest. Assets in fee-based accounts as of June 30, 2013 were $115 billion, an increase of 2% over the balances as of March 31, 2013, and 20% as compared to the $95 billion as of June 30, 2012.

PCG net interest decreased $2 million, or 9%, primarily resulting from decreased client margin balances, and to a lesser extent, a decrease in margin interest rates. Client margin balances decreased 5% as compared to June 30, 2012 levels, partially due to the popularity of the securities based lending product offered by RJ Bank. Although client cash balances have increased 12% compared to the June 30, 2012 levels, given the extremely low rate of interest we earn and pay on client cash balances as a result of the interest rate environment in each period, this increase in client cash balances has only had a nominal impact on our net interest revenues.

Non-interest expenses increased $65 million, or 11%, over the prior year quarter.  Sales commission expense increased $50 million, or 12%, a greater percentage increase than the 8% increase in commission and fee revenues.  The disproportionate increase in commission expenses is predominately due to the current period including expenses associated with the retention of MK & Co. financial advisors as a result of the acquisition. Clearance and other expenses increased $12 million, or 93%. These expense increases can generally be attributed to clearing and floor brokerage expenses, which for RJF as a whole, decreased 16%. However, as a result of the application of differing clearing charge allocation methodologies between segments within the historic MK & Co. operations, the comparison of the current quarter clearing charges to the prior year quarter for the PCG segment is unfavorable (refer to the Capital Markets results of operations herein for a discussion of an offsetting favorable comparison to the prior year quarter within that segment). Communications and information processing expense increased $10 million, or 31%. Computer software development costs and other information technology related costs, which include consulting expenses, increased approximately $11 million as compared to the prior year quarter as a result of various information technology enhancements to existing platforms and additional reporting requirements, including regulatory requirements and expenses associated with omnibus arrangements (refer to the increase in mutual fund and annuity service fee revenue arising from these arrangements discussed above). Partially offsetting the increases noted above, business development expenses decreased by $4 million, or 21%, and administrative and incentive compensation and benefit costs decreased $2 million, or 1%, both resulting in part from expense controls and staff reductions in certain support areas.

Nine months ended June 30, 2013 compared with the nine months ended June 30, 2012 – Private Client Group

Net revenues increased $399 million, or 22%, while pre-tax income increased $2 million, or 1%. PCG’s pre-tax margin on net revenues decreased to 7.5% as compared to 9.0% in the comparable prior year period.

Securities commissions and fees increased $357 million, or 24%.  A significant portion of this increase resulted from our acquisition of Morgan Keegan on April 2, 2012, which brought over 900 financial advisors into PCG, 863 of whom were retained through the February, 2013 integration of the Morgan Keegan operations into those of RJ&A. Although we have realized a 1% decrease in the total number of PCG financial advisors at June 30, 2013 compared to June 30, 2012, the average productivity per financial advisor for the same comparable period has increased 7%. Client assets under administration increased $31 billion, or 9%, compared to the June 30, 2012 level, to $387 billion, primarily resulting from equity market conditions in the U.S., which were generally improved as compared to the prior year.

Index

Client account and service fee revenues increased $16 million or 16%, over the prior year. The increase primarily results from an increase in the fees we receive, in lieu of interest earnings, from our multi-bank sweep program. Balances in this program increased primarily as a result of the addition of Morgan Keegan client accounts. In addition, annual fees associated with IRAs increased as a result of additional Morgan Keegan client accounts, as well as an increase in fees received from certain alternative investment funds resulting from an increase in assets invested in such funds.

Mutual fund and annuity service fees increased $23 million, or 24%, primarily as a result of an increase in mutual fund omnibus fees, education and marketing support fees, and NTF program revenues, all of which are paid to us by the mutual fund companies whose products we distribute.  In addition to an increase in the mutual fund assets on which these fees are generally paid, during the past year we implemented changes in the data sharing arrangements with many mutual fund companies, converting from a networking to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate us for the additional reporting requirements performed by the broker-dealer under omnibus arrangements.  Effective with our mid-February 2013 platform integration, the former Morgan Keegan client mutual fund investments became eligible for our omnibus and EMS programs.

Partially offsetting the increases in revenues described above, client transaction fees decreased $5 million, or 30%, primarily as a result of certain mutual fund relationships converting over the past year to a NTF program and an April 2012 reduction in transaction fees associated with certain non-managed fee-based accounts.  Under the mutual fund NTF program, we receive increased fees from mutual fund companies which are included within mutual fund and annuity service fee revenue described above, but our clients no longer pay us transaction fees on mutual fund trades within certain of our managed programs.

Other revenues increased by $4 million, or 26%, primarily as a result of a foreign currency exchange gain resulting from our Canadian operations.

Total segment revenues increased 22%. The portion of total segment revenues that we consider to be recurring is approximately 66% at June 30, 2013, slightly higher than the September 30, 2012 level of 64%.  Recurring commission and fee revenues include asset based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund service fees, fees earned on funds in our multi-bank sweep program, and interest. Assets in fee-based accounts as of June 30, 2013 were $115 billion, an increase of 12% over the balances as of September 30, 2012.

PCG net interest increased $3 million, or 5%, primarily resulting from increased client margin balances arising from the Morgan Keegan acquisition. Although client cash balances have increased significantly, given the extremely low rate of interest we earn and pay on client cash balances as a result of the interest rate environment during the periods, there is only a nominal impact on our net interest revenues resulting from the client cash balance increase.

Non-interest expenses increased $396 million, or 25%, over the prior year period.  Sales commission expense increased $255 million, or 24%, consistent with the 24% increase in commission and fee revenues.  Administrative and incentive compensation expenses increased $57 million, or 19%. This increase resulted primarily from the increases in salaries and benefits expense due to the increased support staff and information technology and operations headcount arising from the addition of the Morgan Keegan associates.

Communications and information processing expense increased $45 million, or 57%. Computer software development costs and other information technology related costs, which include consulting expenses, increased over $37 million as compared to the prior year period as a result of various information technology enhancements to existing platforms, costs associated with operating two platforms for a portion of the year, and additional reporting requirements including regulatory requirements and expenses associated with omnibus arrangements (refer to the increase in mutual fund and annuity service fee revenue arising from these arrangements discussed above).

Clearance and other expenses increased $22 million, or 46%. These expense increases can generally be attributed to clearing and floor brokerage expenses resulting from the additional volume of client accounts and transactions arising from the Morgan Keegan acquisition, growth in our legacy operations, and the application of differing clearing charge allocation methodologies between segments within the historic MK & Co. operations which impact prior period comparisons.

Occupancy and equipment expense increased $19 million, or 28%, primarily due to rent and other facility related expenses, associated with the increase of approximately 140 branch office locations resulting from the Morgan Keegan acquisition.

Index

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2013	% change	2012	2013	% change	2012
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$63,299	9%	$58,275	$182,776	12%	$163,511
Fixed income	78,054	(23)%	100,862	256,003	52%	168,358
Sub-total institutional sales commissions	141,353	(11)%	159,137	438,779	32%	331,869
Securities underwriting fees	29,428	(17)%	35,483	84,184	15%	72,971
Tax credit funds syndication fees	8,689	11%	7,854	17,644	(25)%	23,531
Mergers & acquisitions fees	23,787	(5)%	25,166	88,544	45%	61,035
Private placement fees	3,163	(26)%	4,299	10,679	32%	8,120
Trading (loss) profit	(3,100)	(125)%	12,592	10,459	(65)%	29,973
Interest	5,594	(22)%	7,180	16,903	7%	15,846
Other	9,183	65%	5,580	18,551	22%	15,237
Total revenues	218,097	(15)%	257,291	685,743	23%	558,582
Interest expense	5,680	2%	5,596	14,398	19%	12,088
Net revenues	212,417	(16)%	251,695	671,345	23%	546,494

Non-interest expenses:
Sales commissions	51,737	(10)%	57,688	169,532	46%	116,387
Admin & incentive compensation and benefit costs	103,050	(9)%	113,599	310,899	18%	262,582
Communications and information processing	16,225	1%	16,075	48,776	21%	40,257
Occupancy and equipment	8,484	(9)%	9,340	25,649	18%	21,754
Business development	9,870	(8)%	10,675	29,725	11%	26,761
Losses of real estate partnerships held by consolidated variable interest entities	7,024	106%	3,410	23,081	34%	17,198
Impairment of goodwill associated with RJES	—	NM	—	6,933	NM	—
Clearance and all other	8,197	(59)%	19,926	23,969	(15)%	28,286
Total non-interest expenses	204,587	(11)%	230,713	638,564	24%	513,225
Income before taxes and including noncontrolling interests	7,830	(63)%	20,982	32,781	(1)%	33,269
Noncontrolling interests	(7,763)		(6,794)	(29,726)		(26,520)
Pre-tax income excluding noncontrolling interests	$15,593	(44)%	$27,776	$62,507	5%	$59,789

The Capital Markets segment consists primarily of equity and fixed income products and services.  The activities include institutional sales and trading in the U.S., Canada and Europe; management of and participation in public offerings; financial advisory services, including private placements and merger and acquisition services; public finance activities; and the syndication and related management of investment partnerships designed to yield returns in the form of low-income housing tax credits to institutions.  We provide securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions are driven primarily through trade volume, resulting from a combination of participation in public offerings, general market activity, and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients.  Revenues from investment banking activities are driven principally by our role in the offering and the number and dollar value of the transactions with which we are involved.  This segment also includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the OTC and Canadian markets.  This trading involves the purchase of securities from, and the sale of securities to, our clients as well as other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients.  Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices, as well as market trends for the individual securities during the period we hold them.

Index

Quarter ended June 30, 2013 compared with the quarter ended June 30, 2012 – Capital Markets

Pre-tax income in the Capital Markets segment decreased $12 million, or 44%.

Net revenues decreased by $39 million, or 16%, primarily resulting from a $23 million, or 23%, decrease in institutional fixed income sales commissions, a $16 million, or 125%, decrease in net trading profit, and a $6 million, or 17%, decrease in securities underwriting fees, which were partially offset by a $5 million, or 9%, increase in institutional equity sales commissions.

The decrease in fixed income institutional sales commissions over the prior year quarter are primarily due to the challenging fixed income market conditions during the current year quarter. The 10-year benchmark interest rate increased over 60 basis points over a very short period of time (late May through June 30, 2013), resulting in very little demand for municipal fixed income securities in the market. Fixed income trading results were negatively impacted by this difficult municipal bond market. In response to this significant interest rate movement and in order to mitigate further risk of loss, we reduced our inventories of municipal securities during such time to extremely low levels, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information on our levels of trading instruments held at period end. For the current year quarter, our trading loss was predominately driven by losses on municipal securities.

The number of lead and co-managed underwritings during the current period increased in our U.S. operations as compared to the prior year quarter, however the resulting revenues decreased compared to the prior year quarter levels as the average amount of the capital raised was significantly lower.  Capital markets activities in our Canadian operations remained sluggish in the current period, continuing to reflect the adverse market conditions which existed throughout the prior fiscal year, particularly in the businesses in which we focus such as natural resources.

Non-interest expenses decreased $26 million, or 11%, compared to the prior year quarter.  Sales commission expense decreased $6 million, or 10%, which is directly correlated to the 11% decrease in overall institutional sales commission revenues. Administrative and incentive compensation and benefit expense decreased $11 million, or 9%, primarily driven by decreased incentive compensation expense resulting from the lower levels of profitability as well as well as a decrease in the number of fixed income personnel resulting from planned staff reductions as compared to the prior year. Clearance and other expense decreased $12 million, or 59%, primarily resulting from a decrease in clearing expense allocated to the capital markets segment. As a result of the application of differing clearing charge allocation methodologies between segments within the historic MK & Co. operations, the comparison of the current quarter to the prior year quarter for clearing charges in the Capital Markets segment is favorable (refer to the PCG results of operations herein for a discussion of an offsetting unfavorable comparison to the prior year quarter within that segment).

Losses of real estate partnerships held by consolidated variable interest entities (“VIEs”) result directly from the consolidation of certain low-income housing tax credit funds. Since we only hold an insignificant interest in these consolidated funds, nearly all of these losses are attributable to others and are therefore included in the offsetting noncontrolling interests. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on the consolidation of VIEs.

Noncontrolling interests includes the impact of consolidating certain low-income housing tax credit funds, which impacts other revenue, interest expense, and losses of real estate partnerships held by consolidated VIEs (as described in the preceding paragraph), reflecting the portion of these consolidated entities which we do not own.  Total segment expenses attributable to noncontrolling interest increased by $1 million as compared to the prior year quarter.

Nine months ended June 30, 2013 compared with the nine months ended June 30, 2012 – Capital Markets

Pre-tax income in the Capital Markets segment increased $3 million, or 5%.

Certain of the Capital Markets businesses of Morgan Keegan were immediately integrated into RJ&A’s operations on the date of acquisition. Other Morgan Keegan Capital Markets businesses were integrated into RJ&A over time. Morgan Keegan equity capital markets and fixed income operations are included in the current year results, therefore, comparisons of our legacy capital markets operations, especially fixed income operations, to our current operations, are not meaningful. As of mid-February 2013, all of the MK & Co. Capital Markets businesses have been integrated into RJ&A.

Index

Our fixed income revenues were significantly higher for the current period as compared to the prior year period primarily driven by the April, 2012 acquisition of Morgan Keegan. The combination of our former fixed income operations with Morgan Keegan’s fixed income operations results in a combined department that is approximately three times the size of our legacy fixed income business.

Net revenues increased by $125 million, or 23%, primarily resulting from a $88 million, or 52%, increase in institutional fixed income sales commissions, a $28 million, or 45%, increase in merger and acquisition fees, a $19 million, or 12%, increase in institutional equity sales commissions, and an $11 million, or 15%, increase in securities underwriting fees. These increases are partially offset by a $20 million, or 65%, decrease in trading profits and a $6 million, or 25%, decrease in tax credit fund syndication fee revenues.

The number of lead and co-managed underwritings, as well as merger & acquisition transactions, during the current year have increased significantly in our U.S. operations as compared to the prior year.  In the latter part of the first quarter of our fiscal 2013, concerns related to the then pending fiscal cliff crisis had, at least in part, a favorable impact on our equity capital markets business as underwriting and merger and acquisition activity improved significantly as issuers sought to complete certain equity transactions in advance of any anticipated tax law changes. The activity levels experienced in the first quarter of fiscal year 2013 slowed considerably in the second fiscal quarter, and recovered somewhat in the third quarter. For the current nine month period, the most significant increases in merger and acquisition fees by sector, as compared to the prior year period, occurred in the technology & communications, energy, government services & communications, consumer & retail, and the financial services sectors. Capital markets activities in our Canadian operations have remained sluggish in the current year, continuing to reflect the adverse market conditions which existed throughout the prior fiscal year, particularly in the businesses in which we focus such as natural resources.

The $88 million increase in fixed income institutional sales commissions over the prior year is primarily due to the increased size of our fixed income operations after the Morgan Keegan acquisition and the inclusion of nine months of the combined entities operations in the current year period as compared to only three months in the prior year period. Our significantly larger public finance fixed income operations as a result of the Morgan Keegan acquisition favorably impacted both our investment banking revenues and our securities commissions and fees. Despite our significantly enhanced fixed income trading capacity after the Morgan Keegan acquisition, our trading profit results for the current year, while positive overall, have been unfavorably impacted by adverse conditions in the municipal fixed income market. This market has been impacted during the current year by a number of factors. Municipal fixed income markets were negatively impacted during December 2012 by discussions and rumors regarding potential changes in the tax laws pertaining to limits, or caps, on the tax-exempt advantages of municipal fixed income instruments (the “fiscal cliff”). In response to these uncertainties, interest rates on municipal securities increased during December 2012 which negatively impacted our trading results during the period. During the June 2013 quarter, the 10-year benchmark interest rate increased over 60 basis points over a very short period of time (May through June 30, 2013), resulting in very little demand for municipal fixed income securities in the market and difficult trading conditions in the municipal bond market. These factors, considered in conjunction with what were strong municipal fixed income trading results in the prior year period, result in unfavorable trading profits in year over year comparisons.

The decrease in tax credit syndication fee revenues results from an increase in the amount of fee revenues that have been deferred in the current period, to be recognized at later dates upon completion of certain criteria. The volume of equity sold in the current period is slightly higher than the equity volume sold in the prior period.

Non-interest expenses increased $125 million, or 24%, over the prior year primarily driven by the addition of the Morgan Keegan fixed income operations.  Sales commission expense increased $53 million, or 46%, which is correlated with the increase in overall institutional sales commission revenues of 32%, and includes the impact of the shift to a higher proportion of commissions being fixed income sales which are paid higher commissions. Administrative and incentive compensation and benefit expense increased $48 million, or 18%, primarily driven by the significant increase in personnel from the Morgan Keegan acquisition. Communications and information processing expense increased $9 million, or 21%, as a result of new technology initiatives and the addition of Morgan Keegan. Goodwill impairment expense associated with RJES of $7 million (see discussion below) and a $6 million increase in losses of real estate partnerships held by consolidated variable interest entities (discussed below) contributed to the year over year increase in other expense. These increases are partially offset by a decrease in clearance and other expense of $4 million, or 15%. The decrease results primarily from the application of differing clearing charge allocation methodologies between the Capital Markets and the PCG segments within the historic MK & Co. operations which favorably impact prior period comparisons (refer to the PCG results of operations herein for a discussion of an offsetting unfavorable prior period comparison within that segment).

Index

During the second fiscal quarter, we incurred impairment expense associated with the RJES operations of $6.9 million. However, since we did not own 100% of RJES as of March 31, 2013, $2.3 million of this expense is attributable to others and is included in the offsetting noncontrolling interests amount attributable to others. Therefore the net impact of this goodwill impairment on the pre-tax results after consideration of amounts attributable to noncontrolling interests is $4.6 million. Refer to the goodwill section of this Item 2 and Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on this goodwill impairment expense.

Losses of real estate partnerships held by consolidated VIEs result directly from the consolidation of certain low-income housing tax credit funds. Since we only hold an insignificant interest in these consolidated funds, nearly all of these losses are attributable to others and are therefore included in the offsetting noncontrolling interests. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on the consolidation of VIEs.

Noncontrolling interests include the consolidation of RJES (prior to April 2013) and the impact of consolidating certain low-income housing tax credit funds, which impacts other revenue, interest expense, and losses of real estate partnerships held by consolidated VIEs (as described in the previous paragraph) reflecting the portion of these consolidated entities which we do not own.  Total segment expenses attributable to noncontrolling interest increased by $3 million as compared to the prior year period in part a result of the portions of the RJES goodwill impairment expense attributable to others as well as the increase in losses of real estate partnerships held by VIEs.

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2013	% change	2012	2013	% change	2012
	($ in thousands)
Revenues:
Investment advisory fees	$65,189	28%	$50,745	$178,222	21%	$146,799
Other	11,616	18%	9,866	33,753	17%	28,824
Total revenues	76,805	27%	60,611	211,975	21%	175,623

Expenses:
Admin & incentive compensation and benefit costs	24,261	16%	20,839	69,447	14%	61,142
Communications and information processing	5,468	31%	4,175	14,076	16%	12,142
Occupancy and equipment	1,169	30%	901	3,253	23%	2,639
Business development	2,009	14%	1,767	6,047	14%	5,307
Investment sub-advisory fees	9,180	32%	6,957	23,757	21%	19,638
Other	10,143	15%	8,819	27,663	13%	24,563
Total expenses	52,230	20%	43,458	144,243	15%	125,431
Income before taxes and including noncontrolling interests	24,575	43%	17,153	67,732	35%	50,192
Noncontrolling interests	647		123	2,001	175%	728
Pre-tax income excluding noncontrolling interests	$23,928	41%	$17,030	$65,731	33%	$49,464

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

Index

Managed Programs

As of June 30, 2013, approximately 82% of investment advisory fees recorded in this segment are earned from assets held in managed programs.  Of these revenues, approximately 55% of our investment advisory fees recorded in a quarter are determined based on balances at the beginning of a quarter, approximately 30% are based on balances at the end of the quarter and the remaining 15% are computed based on average assets throughout the quarter.

The following table reflects financial assets under management in managed programs that significantly impact segment results at the dates indicated:

	June 30, 2013	March 31, 2013	September 30, 2012	June 30, 2012	March 31, 2012	September 30, 2011
	(in millions)
Assets under management:
Eagle Asset Management, Inc.	$22,715	$22,496	$19,986	$19,284	$20,400	$16,092
Raymond James Consulting Services	11,054	11,042	9,443	9,041	9,121	8,356
Unified Managed Accounts (“UMA”)	4,372	3,917	2,855	2,578	2,486	1,677
Freedom Accounts & other managed programs	15,371	14,851	11,884	11,138	11,168	9,523
ClariVest Asset Management, LLC (“ClariVest”) (1)	3,487	3,222	—	—	—	—
Sub-total assets under management	56,999	55,528	44,168	42,041	43,175	35,648
Less: Assets managed for affiliated entities	(4,767)	(4,520)	(4,185)	(3,943)	(3,864)	(3,579)
Sub-total net assets under management	52,232	51,008	39,983	38,098	39,311	32,069
Morgan Keegan managed fee-based assets (2)	—	—	2,801	2,798	—	—
Total assets under management	$52,232	$51,008	$42,784	$40,896	$39,311	$32,069

(1)	Eagle acquired a 45% interest in ClariVest on December 24, 2012.

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

The following table summarizes the activity impacting the total financial assets under management in managed programs (excluding activity in assets managed for affiliated entities and Morgan Keegan managed fee-based assets for the periods prior to the conversion of Morgan Keegan accounts to the RJ&A platform) for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	(in millions)
Assets under management at beginning of period	$55,528	$43,175	$44,168	$35,648
Net inflows of client assets	1,580	546	4,112	2,627
Net market (depreciation) appreciation in asset values	(109)	(1,680)	3,205	3,766
Inflow resulting from ClariVest acquisition (1)	—	—	3,113	—
Inflows resulting from the conversion of Morgan Keegan accounts to the RJ&A platform (2)	—	—	2,401	—
Assets under management at end of period	$56,999	$42,041	$56,999	$42,041

(1)	Eagle acquired a 45% interest in ClariVest on December 24, 2012.

(2)	In mid-February 2013, the client accounts of Morgan Keegan were converted onto the RJ&A platform.

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

Non-Managed Programs

As of June 30, 2013, approximately 18% of investment advisory fees revenue recorded in this segment are earned from assets held in non-managed programs and all such investment advisory fees are determined based on balances at the beginning of the quarter.

The following table reflects assets under management in non-managed programs that significantly impact segment results at the dates indicated:

	June 30, 2013	March 31, 2013	September 30, 2012	June 30, 2012	March 31, 2012	September 30, 2011
	(in millions)
Passport	$32,087	$31,956	$30,054	$28,015	$27,760	$24,008
Ambassador	28,173	27,434	17,826	16,620	16,310	13,555
Other non-managed fee-based assets	3,382	3,390	3,241	2,577	2,696	2,274
Sub-total assets under management	63,642	62,780	51,121	47,212	46,766	39,837
Less: Assets managed for affiliated entities	(147)	(122)	(88)	(77)	(69)	(78)
Sub-total net assets under management	63,495	62,658	51,033	47,135	46,697	39,759
Morgan Keegan non-managed fee-based assets (1)	—	—	6,772	6,339	—	—
Total assets under management	$63,495	$62,658	$57,805	$53,474	$46,697	$39,759

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

The following table summarizes the activity impacting the total financial assets under management in non-managed programs (excluding activity in Morgan Keegan non-managed fee-based assets for the periods prior to the conversion of Morgan Keegan accounts to the RJ&A platform) for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	(in millions)
Assets under management at beginning of period	$62,780	$46,766	$51,121	$39,837
Net inflows of client assets	1,788	1,769	4,274	4,241
Net market (depreciation) appreciation in asset values	(926)	(1,323)	1,620	3,134
Inflows resulting from the conversion of Morgan Keegan accounts to the RJ&A platform (1)	—	—	6,627	—
Assets under management at end of period	$63,642	$47,212	$63,642	$47,212

(1)	In mid-February 2013, the client accounts of Morgan Keegan were converted onto the RJ&A platform.

Index

Quarter ended June 30, 2013 compared with the quarter ended June 30, 2012 – Asset Management

Pre-tax income in the Asset Management segment increased $7 million, or 41%, over the prior year quarter. Investment advisory fee revenue increased by $14 million, or 28%, primarily generated by an increase in assets under management.

Total assets under management in managed programs have increased $11.3 billion, or 28%, since June 30, 2012 resulting from a combination of net inflows of client assets, net market appreciation, and net inflows resulting from the ClariVest acquisition.

Total assets under management in non-managed programs have increased $10 billion, or 19%, since June 30, 2012 resulting from net inflows of client assets and net market appreciation.

Other revenue increased by $2 million, or 18%, primarily resulting from an increase in fee income generated by our Raymond James Trust (“RJT”) subsidiary reflecting a 23% increase in RJT client assets as compared to the prior year, to $2.8 billion at June 30, 2013.

Expenses increased by approximately $9 million, or 20%, resulting from a $3 million, or 16%, increase in administrative and performance based incentive compensation, a $2 million, or 32%, increase in investment sub-advisory fees, a $1 million, or 31% increase in communications and information processing expense, and a $1 million, or 15%, increase in other expenses.  The increase in administrative and performance based incentive compensation is a result of the combination of increases in salary expenses resulting from the addition of ClariVest, annual increases and additions to staff associated with our legacy operations, as well as an increase in performance compensation which is directly related to the increase in investment advisory fee revenues. The increase in investment sub-advisory fee expense is directly related to the increase in advisory fees paid to the external managers associated with certain assets included within the UMA and Raymond James Consulting Services programs. The increase in communications and information processing expense is primarily a result of the addition of the ClariVest operations and costs associated with the implementation of a new back-office system supporting this segment. The increase in other expense is primarily due to increases in the costs incurred so that certain funds sponsored by Eagle are available as investment choices on the platforms of other broker-dealers and increases in expenses of RJT resulting from the increase in client assets.

Nine months ended June 30, 2013 compared with the nine months ended June 30, 2012 – Asset Management

Pre-tax income in the Asset Management segment increased $16 million, or 33%. Investment advisory fee revenue increased by $31 million, or 21%, generated by an increase in assets under management.  Assets under management in both managed and non-managed programs have increased substantially since the prior year. Refer to the tables above for information regarding the increases in the balances of assets under management.

Other revenue increased by over $5 million, or 17%, primarily resulting from an increase in fee income generated by our RJT subsidiary reflecting a 23% increase in RJT client assets as compared to the prior year.

Expenses increased by approximately $19 million, or 15%, resulting from a $8 million, or 14%, increase in administrative and performance based incentive compensation, a $4 million, or 21%, increase in investment sub-advisory fees, a $3 million, or 13%, increase in other expenses and a $2 million, or 16%, increase in communications and information processing expense.  These increases were driven by the same factors as those described in the discussion of the quarter above.

Index

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2013	% change	2012	2013	% change	2012
	($ in thousands)
Revenues:
Interest income	$85,504	(2)%	$87,004	$263,499	9%	$242,678
Interest expense	(2,191)	(10)%	(2,433)	(7,243)	1%	(7,140)
Net interest income	83,313	(1)%	84,571	256,256	9%	235,538
Other (loss) income	(2,436)	(174)%	3,285	1,440	(82)%	8,163
Net revenues	80,877	(8)%	87,856	257,696	6%	243,701

Non-interest expenses:
Compensation and benefits	5,860	15%	5,086	16,032	17%	13,685
Communications and information processing	654	(14)%	763	2,109	(4)%	2,194
Occupancy and equipment	331	23%	270	871	34%	652
Loan loss (benefit) provision	(2,142)	(123)%	9,315	4,518	(79)%	21,925
FDIC insurance premiums	1,469	(1)%	1,489	4,300	8%	3,972
Affiliate deposit account servicing fees	7,899	9%	7,262	22,632	16%	19,581
Other	3,925	1%	3,870	12,134	5%	11,575
Total non-interest expenses	17,996	(36)%	28,055	62,596	(15)%	73,584
Pre-tax income	62,881	5%	$59,801	$195,100	15%	$170,117

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

Index

The tables below present certain credit quality trends for corporate loans and residential/consumer loans:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net loan (charge-offs)/recoveries:
Commercial and Industrial (“C&I”) loans	$(106)	$(2,784)	$(656)	$(8,001)
Commercial real estate (“CRE”) loans	(5,525)	252	(4,452)	(200)
Residential/mortgage loans	177	(2,213)	(4,012)	(10,265)
Consumer loans	(47)	(53)	(109)	(81)
Total	$(5,501)	$(4,798)	$(9,229)	$(18,547)

	June 30, 2013	September 30, 2012
	(in thousands)
Allowance for loan losses:
Loans held for investment:
C&I loans	$97,792	$92,409
CRE construction loans	1,023	739
CRE loans	22,885	27,546
Residential/mortgage loans	19,684	26,138
Consumer loans	1,009	709
Total	$142,393	$147,541

Nonperforming assets:
Nonperforming loans:
C&I loans	$1,442	$19,517
CRE loans	29,812	8,404
Residential mortgage loans:
Residential mortgage loans	75,459	78,372
Home equity loans/lines	405	367
Total nonperforming loans	107,118	106,660
Other real estate owned:
CRE	—	4,902
Residential:
First mortgage	2,487	3,316
Total other real estate owned	2,487	8,218
Total nonperforming assets	$109,605	$114,878

Total loans:
Loans held for sale, net(1)	$196,751	$160,515
Loans held for investment:
C&I loans	5,256,595	5,018,831
CRE construction loans	60,217	49,474
CRE loans	1,146,843	936,450
Residential mortgage loans	1,719,947	1,691,986
Consumer loans	502,180	352,495
Net unearned income and deferred expenses	(50,751)	(70,698)
Total loans held for investment	8,635,031	7,978,538
Total loans	$8,831,782	$8,139,053

(1)	Net of unearned income and deferred expenses.

Index

Quarter ended June 30, 2013 compared with the quarter ended June 30, 2012 – RJ Bank

Pre-tax income generated by the RJ Bank segment increased $3 million, or 5%.  The improvement in pre-tax income was primarily attributable to a decrease of $11 million, or 123%, in the provision for loan losses, offset by a $7 million, or 8% decrease in net revenues and a $1 million, or 7%, increase in non-interest expenses (excluding provision for loan losses). The $7 million decline in net revenues was attributable to a $6 million decrease in other revenues and a $1 million decrease in net interest income.

Net interest income decreased $1 million, primarily as a result of a decrease in net interest margin offset by a $1.3 billion increase in average interest-earning banking assets. The yield on interest-earning banking assets decreased to 3.27% from 3.80% in the prior year due to declines in both the loan and investment yields as well as an increase in lower yielding average cash balances. The loan portfolio yield decreased to 3.81% from 4.29% in the prior year due to a reduction in the corporate loan portfolio yield resulting from tightened spreads and the repricing of existing loans at lower rates. In addition, there was a decline in the residential mortgage loan portfolio yield resulting from adjustable rate loans resetting at lower rates and lower rates on new production. Primarily as a result of the decrease in the yield of the average interest-earning assets, the net interest margin decreased to 3.20% from 3.69%. This increase in average interest-earning banking assets was driven by an $816 million increase in average loans and a $478 million increase in average cash. The significant increase in average loans as compared to the prior year quarter resulted from a strong corporate lending market, including our Canadian lending operation (which began in late February 2012), and growth in the recently introduced securities based lending product.

Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $1.2 billion to $9.3 billion.

The decrease in other income as compared to the prior year was primarily due to a $3 million market loss with respect to RJ Bank’s Small Business Administration (“SBA”) loans held for sale in the current year, a non-recurring gain of $2 million resulting from a settlement with a residential mortgage loan servicer in the prior year, and a $1 million negative change related to a foreign currency loss in the current year.

The significant reduction in provision for loan losses resulted from a decrease in corporate criticized loans compared to the prior year, the favorable resolution of several corporate problem loans, lower loan-to-value (“LTV”) ratios in the residential mortgage loan portfolio, and a significant reduction in delinquent residential mortgage loans. These credit characteristics reflected the positive impact from improved economic conditions. Net loan charge-offs increased $1 million, or 15%, to $6 million as compared to the prior year, which was attributable to the movement of a couple corporate loans to nonaccrual during the quarter for which the related provision was recorded in prior periods.
As a result of the loan loss benefit and the charge-off of corporate loans for which loan loss provision was recorded in prior periods, the allowance for loan losses decreased to $142 million as of June 30, 2013 from $149 million as of June 30, 2012.
The $1 million increase in non-interest expenses (excluding provision for loan losses) as compared to the prior year was primarily attributable to a $1 million, or 15%, increase in compensation and benefits related to staff additions and a $1 million increase in affiliate deposit account servicing fees resulting from increased deposit balances, which were offset by a $1 million decrease in valuation write-downs for other real estate owned.

Index

The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates and interest spread for the periods indicated:

	Three months ended June 30,
	2013			2012
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income(1)
Loans held for sale	$111,034	$554	2.00%	$143,461	$941	2.63%
Loans held for investment:
C&I loans	5,085,070	54,328	4.23%	4,809,310	53,327	4.41%
CRE construction loans	76,657	1,121	5.78%	59,381	3,079	20.51%	(2)
CRE loans	1,108,018	10,048	3.59%	954,807	11,838	4.90%
Residential mortgage loans	1,722,084	13,014	2.99%	1,726,851	14,230	3.26%
Consumer loans	469,299	3,443	2.90%	62,275	431	2.77%
Total loans, net	8,572,162	82,508	3.81%	7,756,085	83,846	4.29%
Agency mortgage-backed securities (“MBS”)	359,128	742	0.83%	330,093	672	0.81%
Non-agency collateralized mortgage obligations (“CMOs”)	152,228	995	2.61%	177,000	1,313	2.97%
Money market funds, cash and cash equivalents	1,191,806	743	0.25%	711,102	431	0.24%
Federal Home Loan Bank (“FHLB”) stock, Federal Reserve Bank of Atlanta (“FRB”) stock, and other	82,110	516	2.52%	110,449	742	2.69%
Total interest-earning banking assets	10,357,434	$85,504	3.27%	9,084,729	$87,004	3.80%
Non-interest-earning banking assets:
Allowance for loan losses	(148,143)			(144,041)
Unrealized loss on available for sale securities	(7,782)			(33,708)
Other assets	258,182			248,365
Total non-interest-earning banking assets	102,257			70,616
Total banking assets	$10,459,691			$9,155,345

(continued on next page)

Index

	Three months ended June 30,
	2013				2012
	Average balance	Interest inc./exp.	Average yield/ cost		Average balance	Interest inc./exp.	Average yield/ cost
	(continued from previous page)
	($ in thousands)
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$294,466	$1,499	2.04%		$310,994	$1,669	2.15%
Money market, savings, and NOW accounts(3)	8,761,162	692	0.03%		7,718,256	736	0.04%
FHLB advances and other	244,857	—	—%		69,020	28	0.16%
Total interest-bearing banking liabilities	9,300,485	2,191	0.09%		8,098,270	2,433	0.12%
Non-interest-bearing banking liabilities	45,235				76,288
Total banking liabilities	9,345,720				8,174,558
Total banking shareholder’s equity	1,113,971				980,787
Total banking liabilities and shareholders’ equity	$10,459,691				$9,155,345
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,056,949	$83,313			$986,459	$84,571

Bank net interest:
Spread			3.18%	(4)			3.68%	(4)
Margin (net yield on interest-earning banking assets)			3.20%	(4)			3.69%	(4)
Ratio of interest-earning banking assets to interest-bearing banking liabilities			111.36%				112.18%
Annualized return on average:
Total banking assets			1.55%				1.68%
Total banking shareholder’s equity			14.52%				15.73%
Average equity to average total banking assets			10.65%				10.71%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on all other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended June 30, 2013 and 2012 was $13 million and $16 million, respectively.

(2)
The CRE Construction yield was positively impacted by a loan payoff with a significant unearned discount. Excluding the recognition of income related to this loan payoff, the yield was 4.53% for the three months ended June 30, 2012.

(3)	Negotiable Order of Withdrawal (“NOW”) account.

(4)
Excluding the impact of excess RJBDP deposits held during the three months ended June 30, 2013, the net interest spread and margin was 3.39% and 3.41%, respectively. Excluding the impact of excess RJBDP deposits held during the three month period ended June 30, 2012, the net interest spread and margin was 3.78% and 3.79%, respectively. These deposits arose from higher cash balances in firm client accounts due to the market volatility, thus exceeding RJBDP capacity at outside financial institutions in the program. These deposits were invested in short-term liquid investments producing very little net interest spread.

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
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale	$(212)	$(175)	$(387)
Loans held for investment:
C&I loans	3,058	(2,057)	1,001
CRE construction loans	895	(2,853)	(1,958)
CRE loans	1,900	(3,690)	(1,790)
Residential mortgage loans	(40)	(1,176)	(1,216)
Consumer loans	2,817	195	3,012
Agency MBS	59	11	70
Non-agency CMOs	(184)	(134)	(318)
Money market funds, cash and cash equivalents	291	21	312
FHLB stock, FRB stock, and other	(190)	(36)	(226)
Total interest-earning banking assets	8,394	(9,894)	(1,500)

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	(89)	(81)	(170)
Money market, savings and NOW accounts	99	(143)	(44)
FHLB advances and other	71	(99)	(28)
Total interest-bearing banking liabilities	81	(323)	(242)
Change in net interest income	$8,313	$(9,571)	$(1,258)

Nine months ended June 30, 2013 compared with the nine months ended June 30, 2012 – RJ Bank

Pre-tax income generated by the RJ Bank segment increased $25 million, or 15%.  The improvement in pre-tax income was primarily attributable to an increase of $14 million, or 6%, in net revenues and a $17 million, or 79%, decrease in the provision for loan losses, offset by a $6 million, or 12%, increase in non-interest expenses (excluding provision for loan losses).

Net revenue was positively impacted by a $21 million increase in net interest income and a $3 million reduction in other-than-temporary impairment (“OTTI”) losses on our available for sale securities portfolio, partially offset by a $5 million negative change related to foreign currency activities, a $2 million market loss with respect to RJ Bank’s SBA loans held for sale, a prior year, non-recurring gain of $2 million resulting from a settlement with a residential mortgage loan servicer, and a $2 million loss in the valuation of RJ Bank’s bank-owned life insurance.

Index

Net interest income increased $21 million, primarily as a result of a $1.3 billion increase in average interest-earning banking assets. This increase in average interest-earning banking assets was driven by a $1.2 billion increase in average loans as well as increases in both average investments and cash. The significant increase in average loans as compared to the prior year resulted from a strong corporate lending market, including our Canadian lending operation (which began in late February 2012), and growth in the recently introduced securities based lending product. The yield on interest-earning banking assets decreased to 3.42% from 3.59% in the prior year due to declines in both the loan and investment yields. The loan portfolio yield decreased to 3.95% from 4.21% in the prior year due to a reduction in the corporate loan portfolio yield resulting from tightened spreads and the repricing of existing loans at lower rates. In addition, the yield of the residential mortgage loan portfolio declined as a result of adjustable rate loans resetting at lower rates and lower rates on new production. Primarily as a result of the decrease in the yield of the average interest-earning assets, the net interest margin decreased to 3.32% from 3.49%.

Corresponding to the increase in interest-earning banking assets, average interest-bearing banking liabilities increased $1.2 billion to $9.2 billion.

The significant reduction in the provision for loan losses resulted from a decrease in corporate criticized loans, the favorable resolution of several corporate problem loans, lower LTV ratios in the residential mortgage loan portfolio, and a significant reduction in residential mortgage delinquent loans. These credit characteristics reflected the positive impact from improved economic conditions. Net loan charge-offs decreased $9 million, or 50%, to $9 million.
The $6 million increase in non-interest expenses (excluding provision for loan losses) as compared to the prior year was primarily attributable to a $3 million increase in affiliate deposit account servicing fees resulting from increased deposit balances, a $2 million, or 17%, increase in compensation and benefits related to staff additions, and a $1 million increase in affiliate fees related to our securities based lending business.

During the last week of October, 2012, the mid-Atlantic and Northeast regions of the U.S. suffered severe damage from Hurricane Sandy and related storms.  As a result of our review of our loans in the affected area, there is currently no indication that this weather related event will have a significant impact on our portfolio. To date, we have not suffered any losses with respect to this event, and we don’t expect it to have a materially adverse impact on our results of operations in fiscal year 2013.

Index

The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates and interest spread for the periods indicated:

	Nine months ended June 30,
	2013			2012
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income(1)
Loans held for sale	$160,050	$2,573	2.15%	$110,220	$1,834	2.22%
Loans held for investment:
C&I loans	5,123,890	169,236	4.36%	4,556,903	157,884	4.57%
CRE construction loans	60,864	2,694	5.84%	37,399	4,452	15.64%	(2)
CRE loans	1,032,846	31,131	3.97%	831,471	25,177	3.98%
Residential mortgage loans	1,704,227	39,431	3.05%	1,741,280	43,485	3.28%
Consumer loans	419,111	9,356	2.94%	30,801	623	2.69%
Total loans, net	8,500,988	254,421	3.95%	7,308,074	233,455	4.21%
Agency MBS	349,584	2,194	0.84%	234,648	1,421	0.81%
Non-agency CMOs	157,753	3,192	2.70%	183,531	4,253	3.09%
Money market funds, cash and cash equivalents	1,097,490	2,073	0.25%	1,042,495	1,884	0.24%
FHLB stock, FRB stock, and other	83,379	1,619	2.60%	135,515	1,665	1.64%
Total interest-earning banking assets	10,189,194	$263,499	3.42%	8,904,263	$242,678	3.59%
Non-interest-earning banking assets:
Allowance for loan losses	(148,147)			(145,712)
Unrealized loss on available for sale securities	(10,913)			(42,330)
Other assets	270,027			250,802
Total non-interest-earning banking assets	110,967			62,760
Total banking assets	$10,300,161			$8,967,023
(continued on next page)

Index

	Nine months ended June 30,
	2013				2012
	Average balance	Interest inc./exp.	Average yield/ cost		Average balance	Interest inc./exp.	Average yield/ cost
	(continued from previous page)
	($ in thousands)
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$306,332	$4,725	2.06%		$289,627	$4,790	2.20%
Money market, savings, and NOW accounts	8,722,051	2,354	0.04%		7,589,321	2,271	0.04%
FHLB advances and other	125,076	164	0.18%		57,911	79	0.18%
Total interest-bearing banking liabilities	9,153,459	7,243	0.11%		7,936,859	7,140	0.12%
Non-interest-bearing banking liabilities	62,187				68,548
Total banking liabilities	9,215,646				8,005,407
Total banking shareholder’s equity	1,084,515				961,616
Total banking liabilities and shareholders’ equity	$10,300,161				$8,967,023
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,035,735	$256,256			$967,404	$235,538

Bank net interest:
Spread			3.31%	(3)			3.47%	(3)
Margin (net yield on interest-earning banking assets)			3.32%	(3)			3.49%	(3)
Ratio of interest-earning banking assets to interest-bearing banking liabilities			111.32%				112.19%
Annualized return on average:
Total banking assets			1.63%				1.60%
Total banking shareholder’s equity			15.48%				14.95%
Average equity to average total banking assets			10.53%				10.72%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on all other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the nine months ended June 30, 2013 and 2012 was $38 million, in both periods.

(2)
The CRE Construction yield was positively impacted by a loan payoff with a significant unearned discount. Excluding the recognition of income related to this loan payoff, the yield was 7.21% for the nine months ended June 30, 2012.

(3)
Excluding the impact of excess RJBDP deposits held during the nine month period ended June 30, 2013, the net interest spread and margin was 3.50% and 3.51%, respectively. Excluding the impact of excess RJBDP deposits held during the nine month period ended June 30, 2012, the net interest spread and margin was 3.71% and 3.73%, respectively. These deposits arose from higher cash balances in firm client accounts due to the market volatility, thus exceeding RJBDP capacity at outside financial institutions in the program. These deposits were invested in short-term liquid investments producing very little net interest spread.

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
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale	$829	$(90)	$739
Loans held for investment:
C&I loans	19,644	(8,292)	11,352
CRE construction loans	2,794	(4,552)	(1,758)
CRE loans	6,098	(144)	5,954
Residential mortgage loans	(925)	(3,129)	(4,054)
Consumer loans	7,854	879	8,733
Agency MBS	696	77	773
Non-agency CMOs	(598)	(463)	(1,061)
Money market funds, cash and cash equivalents	99	90	189
FHLB stock, FRB stock, and other	(640)	594	(46)
Total interest-earning banking assets	35,851	(15,030)	20,821

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	276	(341)	(65)
Money market, savings and NOW accounts	340	(257)	83
FHLB advances and other	92	(7)	85
Total interest-bearing banking liabilities	708	(605)	103
Change in net interest income	$35,143	$(14,425)	$20,718

Index

Results of Operations – Emerging Markets

The following table presents consolidated financial information of our Emerging Markets segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2013	% change	2012	2013	% change	2012
	($ in thousands)
Revenues:
Securities commissions and fees	$3,100	26%	$2,463	$8,322	16%	$7,177
Investment banking	—	NM	24	708	(82)%	4,021
Investment advisory fees	2,152	62%	1,325	5,307	64%	3,243
Interest income	289	22%	237	1,008	58%	640
Trading profits	692	9%	632	2,406	(6)%	2,569
Other income	186	(53)%	393	642	6%	603
Total revenues	6,419	27%	5,074	18,393	1%	18,253
Interest expense	31	63%	19	115	74%	66
Net revenues	6,388	26%	5,055	18,278	1%	18,187
Non-interest expenses:
Compensation expense	3,999	(21)%	5,038	11,552	(32)%	16,971
Other expense	1,720	(21)%	2,186	6,861	2%	6,721
Total non-interest expenses	5,719	(21)%	7,224	18,413	(22)%	23,692
Income (loss) before taxes and including noncontrolling interests:	669	131%	(2,169)	(135)	98%	(5,505)
Noncontrolling interests	215		(7)	683		205
Pre-tax income (loss) excluding noncontrolling interests	$454	121%	$(2,162)	$(818)	86%	$(5,710)

The Emerging Markets segment includes the results from our joint ventures in Latin America including Argentina and Uruguay. During the first fiscal quarter of 2013, we ceased our operations in Brazil.

Quarter ended June 30, 2013 compared with the quarter ended June 30, 2012 – Emerging Markets

The Emerging Markets segment generated pre-tax income of approximately $500 thousand, an increase of $2.6 million, or 121%, over the pre-tax loss generated in the prior year period.

Total revenues increased approximately $1.3 million as compared to the prior year period. The increase is primarily attributable to a $800 thousand increase in investment advisory fee revenues and a $600 thousand increase in security commissions and fees. Our Argentine asset management joint venture realized the increase in investment advisory fee revenues as a result of a substantial increase in assets under management.

Non-interest expenses decreased by $1.5 million, as compared to the prior year period primarily resulting from the reduction of expenses resulting from the closure of our operations in Brazil which occurred in the first quarter of this fiscal year.

Nine months ended June 30, 2013 compared with the nine months ended June 30, 2012 – Emerging Markets

The pre-tax loss generated by the Emerging Markets segment decreased $5 million, or 86%.

Total revenues approximate the prior year period. A $3.3 million decrease in investment banking revenues is offset by a $2.1 million increase in investment advisory fee revenues and a $1.1 million increase in securities commissions and fees. The prior years investment banking revenues were favorably impacted by the recognition of previously deferred investment banking advisory fee revenues associated with the advisory role of our Argentine joint venture to one of its institutional clients. Such investment banking revenues did not recur in the current period. However, our Argentine asset management joint venture has realized an increase in investment advisory fee revenues as a result of a substantial increase in assets under management.

Non-interest expenses decreased by $5 million, primarily resulting from a decrease in compensation expense resulting from lower investment banking revenues described above, and a decrease in compensation expense resulting from closing our operations in Brazil in the first quarter of this fiscal year.

Index

Results of Operations – Securities Lending

The following table presents consolidated financial information of our Securities Lending segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2013	% change	2012	2013	% change	2012
	($ in thousands)
Interest income and expense:
Interest income	$3,222	44%	$2,238	$6,564	(10)%	$7,260
Interest expense	(620)	23%	(504)	(1,722)	18%	(1,456)
Net interest income	2,602	50%	1,734	4,842	(17)%	5,804
Other income	151	76%	86	359	50%	239
Net revenues	2,753	51%	1,820	5,201	(14)%	6,043
Non-interest expenses	827	23%	672	1,854	(18)%	2,259
Pre-tax income	$1,926	68%	$1,148	$3,347	(12)%	$3,784

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

Quarter ended June 30, 2013 compared with the quarter ended June 30, 2012 – Securities Lending

Pre-tax income generated by this segment increased approximately $800 thousand, or 68%.

The overall increase results primarily from higher net interest income from our Box lending activities, partially offset by a decrease in net interest income from our Matched Book lending activities.  In the Box lending activities, we incurred a $1 million increase in net interest income resulting from an increase in net interest spreads that more than offset a decrease in average balances outstanding. In the Matched Book lending activities, our net interest income decreased by approximately $100 thousand resulting from a decrease in both our average balances outstanding as well as net interest spreads.

Nine months ended June 30, 2013 compared with the nine months ended June 30, 2012 – Securities Lending

Pre-tax income generated by this segment decreased by approximately $400 thousand, or 12%.

The decrease results primarily from the decrease in net interest income arising from both our Box lending activities and our Matched Book lending activities.  In the Box lending activities, net interest income is $500 thousand less than the prior year period due to a decrease in the average balances outstanding, partially offset by an increase in net interest spreads. In the Matched Book lending activities, our net interest income also decreased by approximately $500 thousand resulting from a decrease in both our average balances outstanding as well as the net interest spread. Non-interest expenses have decreased approximately $400 thousand compared to the prior year level.

Index

Results of Operations – Proprietary Capital

The following table presents consolidated financial information for the Proprietary Capital segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2013	% change	2012	2013	% change	2012
	($ in thousands)
Revenues:
Interest	$388	(77)%	$1,687	$1,558	(24)%	$2,059
Investment banking	3,000	NM	—	3,000	NM	—
Investment advisory fees	342	(36)%	538	1,064	1%	1,056
Other	15,524	(39)%	25,511	99,642	159%	38,484
Total revenues	19,254	(31)%	27,736	105,264	153%	41,599

Interest expense	—	NM	1,584	461	(71)%	1,584
Net revenues	19,254	(26)%	26,152	104,803	162%	40,015

Non-interest expenses:
Compensation expense	653	25%	522	3,238	118%	1,484
Other expenses	855	76%	485	1,502	150%	600
Total non-interest expenses	1,508	50%	1,007	4,740	127%	2,084
Income before taxes and including noncontrolling interests:	17,746	(29)%	25,145	100,063	164%	37,931
Noncontrolling interests	3,744		19,800	60,191		28,910
Pre-tax income excluding noncontrolling interests	$14,002	162%	$5,345	$39,872	342%	$9,021

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

Quarter ended June 30, 2013 compared with the quarter ended June 30, 2012 – Proprietary Capital

Pre-tax income generated by this segment increased by approximately $9 million.

In the current period, the investment banking revenue was the result of an advisory fee related to the sale of Capital Partners’ investment in Albion, which was completed on April 29, 2013. Other revenues in the current quarter include favorable valuation adjustments of other various portfolio investments totaling approximately $6 million, a $1 million increase in the valuation of the EIF Funds, and $9 million in valuation increases and distributions related to investments in the Morgan Keegan Private Equity Portfolio. The portion of the revenue attributable to the noncontrolling interests is approximately $4 million.

In the comparable prior year period, total revenues resulted primarily from a net valuation increase in Albion of $19 million, as well as $9 million in revenues (a combination of dividends received and valuation increases) from various other investments, partially offset by a $3 million valuation decrease of a crime investigation and forensic supply company investment (the “Forensic Company”) in our merchant banking portfolio. The portion of the revenue attributable to noncontrolling interests in the comparable prior period was significant as approximately $14 million of the net valuation increase in Albion, and a portion of the increase in certain other investments, is attributable to others.

Nine months ended June 30, 2013 compared with the nine months ended June 30, 2012 – Proprietary Capital

Pre-tax income generated by this segment increased by approximately $31 million.

Index

In the current year period, total revenues of $105 million resulted primarily from $74 million of favorable valuation adjustments and distributions received from Albion ($65 million of favorable valuation adjustments and $9 million results from dividends received). The final Albion valuation adjustment was based on the terms reflected in the April 29, 2013 sale of Albion. In addition, approximately $20 million of revenue resulted from either distributions received, or valuation adjustments related to a number of the Morgan Keegan Private Equity Portfolio investments, $6 million results from favorable valuations of various other investments in our portfolio, partially offset by a $1 million decrease in the valuation of the Forensic Company. We also received $3 million in investment banking advisory fee revenues related to Capital Partners’ sale of Albion.

The increase in non-interest expenses of approximately $3 million results from increased incentive compensation expenses associated with the favorable performance of the investments, as well as certain sub-advisory expenses associated with the Morgan Keegan Private Equity Portfolio.

The portion of revenue attributable to noncontrolling interests in the current period is significant as approximately $50 million of the Albion revenues, $6 million of the revenues associated with the Morgan Keegan Private Equity Portfolio (which is a combination of distributions received and valuation increases), and $4 million of revenues from various other investments in our portfolio, relate to the portion of those investments that we do not own.

In the comparable prior year period, total revenues resulted primarily from dividend income and a net valuation increase in Albion of $30 million, as well as $11 million in interest, dividend distributions and net valuation increases of other investments in the portfolio, partially offset by a $3 million valuation decrease of the Forensic Company. The portion of the revenue attributable to noncontrolling interests in the prior period attributable to Albion was approximately $23 million, while $5 million of the revenues associated with various other investments in our portfolio were attributable to the portion of those investments we do not own.

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2013	% change	2012	2013	% change	2012
	($ in thousands)
Revenues:
Interest income	$3,721	24%	$3,002	$9,596	37%	$7,025
Other	7	101%	(851)	4,104	288%	1,057
Total revenues	3,728	73%	2,151	13,700	70%	8,082

Interest expense	20,298	(2)%	20,719	59,747	44%	41,618
Net revenues	(16,570)	11%	(18,568)	(46,047)	(37)%	(33,536)

Non-interest expenses:
Acquisition related expenses	13,449	(36)%	20,955	51,753	28%	40,559
Other expense	13,449	52%	8,877	28,072	12%	25,141
Total non-interest expenses	26,898	(10)%	29,832	79,825	21%	65,700
Pre-tax loss	$(43,468)	10%	$(48,400)	$(125,872)	(27)%	$(99,236)

This segment includes various corporate overhead costs, our acquisition and integration related expenses primarily associated with our April 2, 2012 acquisition of Morgan Keegan, and interest expense on our senior debt.

Quarter ended June 30, 2013 compared with the quarter ended June 30, 2012 – Other

The pre-tax loss generated by this segment decreased by approximately $5 million, or 10%.

Other revenues in this segment increased approximately $1 million. In the prior year quarter, other revenues included nearly $1 million in OTTI losses on certain of our ARS portfolio, such losses did not recur in the current period.

Acquisition related expenses, which are primarily comprised of expenses associated with the integration of Morgan Keegan’s operations into our own, decreased $8 million, or 36%, resulting primarily from lower severance expenses in the current period as compared to the prior year period. These expenses for the current quarter include severance and integration costs (see Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information).

Index

Other expense increased approximately $5 million resulting primarily from an increase in corporate advertising expense and incentive compensation expense.

Nine months ended June 30, 2013 compared with the nine months ended June 30, 2012 - Other

The pre-tax loss generated by this segment increased by approximately $27 million, or 27%.

Total revenues increased by approximately $6 million compared to the prior year period primarily resulting from realized and unrealized gains on certain investments and a decrease in OTTI losses associated with our ARS portfolio as compared to the prior year. There were no OTTI losses arising from the ARS portfolio in the current year period, the prior period included $1.4 million in OTTI losses pertaining to the ARS portfolio.

Interest expense increased $18 million over the prior year period.  The increase primarily results from our March 2012 issuances of $350 million 6.9% senior notes and $250 million 5.625% senior notes, as well as interest expense associated with borrowings under certain credit agreements with Regions Bank (as more fully described in Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q). Both of the March 2012 debt offerings and the borrowings from Regions Bank were part of our acquisition financing activities and other transactions associated with the Morgan Keegan acquisition.

Acquisition related expenses increased $11 million, and are primarily comprised of expenses associated with our acquisition of Morgan Keegan but also including certain expenses incurred in our acquisition of ClariVest. These expenses include financial advisory fee expenses, severance related expenses, integration costs and other acquisition related expenses (see Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information).

Other expenses increased $3 million in the current period primarily as a result of an increase in incentive compensation expense.

Certain statistical disclosures by bank holding companies

As a financial holding company, we are required to provide certain statistical disclosures by bank holding companies pursuant to the Securities and Exchange Commission’s Industry Guide 3.  Certain of those disclosures are as follows for the periods indicated:

	For the three months ended June 30,		For the nine months ended June 30,
	2013	2012	2013	2012
RJF return on assets (1)	1.5%	1.5%	1.5%	1.4%
RJF return on equity (2)	9.6%	9.8%	9.7%	9.9%
RJF equity to assets (3)	17.3%	17.3%	17.4%	16.6%
RJF dividend payout ratio(4)	23.7%	23.6%	23.9%	24.4%

(1)
Computed as net income attributable to RJF for the period indicated, divided by average assets (the sum of total assets at the beginning and end of the period, divided by two) the product of which is then annualized.

(2)
Computed as net income attributable to RJF for the period indicated, divided by average equity attributable to RJF (for the quarter, computed by adding the total equity attributable to RJF as of the date indicated plus the prior quarter-end total, divided by two and for the year-to-date period, computed by adding the total equity attributable to RJF as of each quarter-end date during the indicated year-to-date period, plus the beginning of the year total, divided by four) the product of which is then annualized.

(3)
Computed as average equity (the sum of total equity at the beginning and end of the period, divided by two), divided by average assets (the sum of total assets at the beginning and end of the period, divided by two).

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

Cash provided by operating activities during the nine months ended June 30, 2013 was $413 million. Operating cash generated by successful operating results over the period resulted in a $349 million increase in cash.  The increase in operating cash included an increase in brokerage client payables and other accounts payable of $682 million, largely the result of an increase in client cash deposits during the period. A decrease in trading instruments held resulted in an increase of $339 million in operating cash. A decrease in brokerage client and other receivables resulted in an increase of $30 million in operating cash. Partially offsetting these activities which resulted in increases of cash, decreases in cash resulted from the following activities. An increase in assets segregated pursuant to regulations and other segregated assets resulted in a $667 million use of cash due to the increase in brokerage client deposits. An increase in securities purchased under agreements to resell, net of securities sold under agreements to repurchase, resulted in a $113 million use of operating cash. An increase in prepaid expenses and other assets resulted in a $76 million use of cash. Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale, resulted in a decrease of $53 million of operating cash. We used $51 million in operating cash as the accrued compensation, commissions and benefits decreased partially resulting from the annual payment of certain incentive awards. A decrease in the stock loaned, net of stock borrowed balances resulted in a $32 million use of operating cash, due to a decrease in stock loan demand. All other components of operating activities combined to net a $5 million increase in operating cash.

Investing activities resulted in the use of $276 million of cash during the nine months ended June 30, 2013.  The primary investing activity was the use of $471 million in cash to fund an increase in bank loans.  Additionally, we invested $66 million in equipment assets, primarily comprised of technology assets. Net of the cash acquired, we invested $6 million in the acquisition of a 45% interest in ClariVest. Partially offsetting these uses of cash, we generated cash through the sale of private equity investments, net of purchases or additional equity investments, of $231 million, driven most significantly by the sale of our indirect investment in Albion. We received proceeds from the maturation, repayment, redemption or sale of securities in our available for sale security portfolio of $33 million, net of purchases of additional securities. All other components of investing activities combined to net a $3 million increase in cash.

Financing activities provided $477 million of cash during the nine months ended June 30, 2013.  Increases in RJ Bank customer deposits provided $531 million, while proceeds from short-term borrowings provided $212 million of cash. We received $51 million in cash upon the exercise of stock options and employee stock purchases. Partially offsetting the increases, $252 million of cash was used to repay borrowings ($128 million of the total is due to the repayment of a borrowing from Regions Bank, which was subsequently converted to a secured revolving credit facility (refer to Notes 12 and 13 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information)). We used $57 million in payment of dividends to our shareholders. All other components of financing activities combined to net a $8 million use of cash.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities, should provide adequate funds for continuing operations at current levels of activity.

Index

Sources of Liquidity

Approximately $758 million of our total June 30, 2013 cash and cash equivalents (a portion of which is invested on behalf of the parent company by RJ&A) was available to us without restrictions. Total cash and cash equivalents held were as follows:

Cash and cash equivalents:	June 30, 2013
(in thousands)
RJF	$271,625
RJ&A(1)	795,920
Morgan Keegan & Company, Inc.	134,743
RJ Bank	1,109,281
Other	273,976
Total cash and cash equivalents	$2,585,545

(1)	RJF has loaned $503 million to RJ&A as of June 30, 2013, which RJ&A has invested on behalf of RJF in cash and cash equivalents.

In addition to the liquidity on hand described above, we have other various potential sources of liquidity which are described below.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A, MK & Co., and RJ Bank.

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from customer transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit balances.  At June 30, 2013, RJ&A exceeded both the minimum regulatory and its financing covenants net capital requirements. At that date, RJ&A had excess net capital of approximately $372 million, of which approximately $127 million is available for dividend while still maintaining its internal target net capital ratio of 15% of aggregate debit items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without Financial Industry Regulatory Authority (“FINRA”) approval.

MK & Co. is also required to maintain net capital. At June 30, 2013, MK & Co. exceeded the minimum regulatory net capital requirements and had excess net capital of approximately $127 million. Limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval also apply to MK & Co. As described in Note 1 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q, in mid-February 2013 the client accounts of MK & Co. were transferred to RJ&A which resulted in a significant change in the nature of the MK & Co. entity’s business operations. After these transfers, MK & Co.’s internal target capital amount is approximately $5 million, resulting in $122 million of capital in excess of its targeted level as of June 30, 2013. Subsequent to quarter end and inclusive of July, 2013 activity, FINRA approved a dividend from MK & Co. to RJF which will increase the balance of RJF’s cash available without restriction by approximately $122 million.

RJ Bank may pay dividends to the parent company without prior approval by its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted capital to risk-weighted assets ratios.  During the nine months ended June 30, 2013, RJ Bank made $50 million in dividend payments to RJF.  RJ Bank had approximately $79 million of capital in excess of the amount it would need as of June 30, 2013 to maintain its targeted total capital to risk-weighted assets ratio of 12.5%.

Liquidity available to us from our subsidiaries, other than RJ&A, MK & Co., and RJ Bank, is relatively insignificant and in certain instances may be subject to regulatory requirements.

Index

Borrowings and Financing Arrangements

The following table presents our domestic financing arrangements with third party lenders that we generally utilize to finance a portion of our fixed income securities trading instruments held, and the outstanding balances related thereto, as of June 30, 2013:

	Committed secured(1)		Uncommitted secured (1)(2)		Uncommitted unsecured (1)(2)		Total
	Financing amount	Outstanding balance	Financing amount	Outstanding balance	Financing amount	Outstanding balance	Financing amount	Outstanding balance
	($ in thousands)
RJ&A	$400,000	$47,000	$1,750,000	$175,479	$350,000	$—	$2,500,000	$222,479
RJ Securities, Inc.(3)	100,000	5,000	—	—	—	—	100,000	5,000
RJF	—	—	—	—	100,000	—	100,000	—
Total	$500,000	$52,000	$1,750,000	$175,479	$450,000	$—	$2,700,000	$227,479
Total number of agreements	4		6		7		17

(1)	Our ability to borrow is dependent upon compliance with the conditions in the various committed loan agreements and collateral eligibility requirements.

(2)	Lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

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

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $13 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. There were no borrowings outstanding on any of these lines of credit as of June 30, 2013.

RJ Bank has $981 million in immediate credit available from the FHLB on June 30, 2013 and total available credit of 30% of total assets, with the pledge of additional collateral to the FHLB.

RJ Bank is eligible to participate in the Board of Governors of the Federal Reserve System’s (the “Fed”) discount-window program; however, RJ Bank does not view borrowings from the Fed as a primary means of funding.  The credit available in this program is subject to periodic review and may be terminated or reduced at the discretion of the Fed.

From time to time we purchase short-term securities under agreements to resell (“Reverse Repurchase Agreements”) and sell securities under agreements to repurchase (“Repurchase Agreements”).  We account for each of these types of transactions as collateralized financings with the outstanding balances on the Repurchase Agreements included in securities sold under agreements to repurchase.  At June 30, 2013, collateralized financings outstanding in the amount of $248 million are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. Of this total, outstanding balances on the committed and uncommitted Repurchase Agreements (which are reflected in the table of domestic financing arrangements above) were $47 million and $87 million, respectively, as of June 30, 2013.  Such financings are generally collateralized by non-customer, RJ&A owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 133% of the amount financed.

Index

The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period end balances for Repurchase Agreements and Reverse Repurchase Agreements of RJF are as follows:

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended:	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
	(in thousands)
June 30, 2013	$335,497	$397,398	$248,382	$689,219	$744,084	$578,147
March 31, 2013	287,797	397,712	397,712	585,824	742,498	623,966
December 31, 2012	377,775	459,567	373,290	647,885	753,041	598,579
September 30, 2012	346,654	349,495	348,036	600,959	588,740	565,016
June 30, 2012	411,238	506,618	506,618	660,983	748,569	706,713

At June 30, 2013, in addition to the financing arrangements described above, we had corporate debt of $1.2 billion. The balance is comprised of $350 million outstanding on our 6.90% senior notes due 2042, $249 million outstanding on our 5.625% senior notes due 2024, $300 million outstanding on our 8.60% senior notes due August 2019, $250 million outstanding on our 4.25% senior notes due April 2016 and $47 million outstanding on a mortgage loan for our home-office complex.

Our current senior long-term debt ratings are:

Rating Agency	Rating	Outlook
Standard & Poor’s (“S&P”)	BBB	Negative
Moody’s Investor Service (“Moody’s”)	Baa2	Stable

The S&P rating and outlook reflected above are as presented in their December, 2012 report.

The Moody’s rating and outlook reflected above are as presented in their July, 2013 report.

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

Other sources of liquidity

We own life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. The policies which we could readily borrow against have a cash surrender value of approximately $168 million as of June 30, 2013 and we are able to borrow up to 90%, or $151 million of the June 30, 2013 total, without restriction.  There are no borrowings outstanding against any of these policies as of June 30, 2013.

Index

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

We are incurring acquisition and integration costs associated with the Morgan Keegan acquisition. As of the Closing Date, we estimated we would incur approximately $110 million in total acquisition and integration related expenses, that would impact our fiscal years 2012 and 2013. We incurred approximately $60 million in fiscal year 2012, leaving approximately $50 million to be incurred in fiscal year 2013 based upon our initial estimates. We have incurred $52 million of expense in the nine months ended June 30, 2013, and we currently estimate that there will be at least an additional $5 million incurred over the remainder of fiscal year 2013.

Statement of financial condition analysis

The assets on our condensed consolidated statement of financial condition consist primarily of cash and cash equivalents (a large portion of which is segregated for the benefit of customers), receivables including bank loans, financial instruments held for either trading purposes or as investments, and other assets.  A significant portion of our assets are liquid in nature, providing us with flexibility in financing our business.  Total assets of $22.2 billion at June 30, 2013 are approximately $1.1 billion, or 5%, greater than our total assets as of September 30, 2012.  The increase in total assets primarily result from the following. Net bank loans receivable increased $698 million due to growth of RJ Bank’s net loan portfolio during the period. A $667 million increase in segregated assets pursuant to federal regulations which was prompted by an inflow of cash into client accounts during the nine months ended June 30, 2013 (refer to the related increase in payables to clients discussed in the following paragraph). Cash and cash equivalents increased $606 million, refer to the discussion of the various sources and uses of cash during the period in the preceding liquidity and capital resources section of this MD&A. Partially offsetting the increases in assets described above, compared to September 30, 2012 trading instruments decreased $429 million as we reduced our inventory levels in June 2013 in response to fixed income security market conditions. Derivative instruments associated with offsetting matched book positions decreased by $193 million (refer to the decrease in the offsetting liability related to these derivative instruments described in the discussion of the change in liabilities below).

As of June 30, 2013, our liabilities of $18.3 billion were $0.9 billion, or 5% greater than our liabilities as of September 30, 2012. The increase in liabilities is primarily due to the following. A $653 million increase in payables to clients, which resulted from an inflow of client cash over the period. Bank deposit liabilities increased $531 million, reflecting increased deposits by customers of RJ Bank, and trade and other payables increased $194 million. Partially offsetting the increases, derivative instruments associated with offsetting matched book positions decreased by $193 million. Trading instruments sold decreased $129 million as we reduced our inventory levels in June 2013 in response to fixed income security market conditions. Securities sold under agreements to repurchase decreased $100 million. An increase in our borrowings on our lines of credit of $94 million during the period was completely offset by a $134 million reduction in our corporate debt (refer to the discussion of the New Regions Credit Agreement in Notes 12 and 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q which comprises the majority of the decrease in corporate debt).

Contractual obligations, commitments and contingencies

On November 14, 2012, the outstanding balance of the initial Regions Credit Agreement was repaid, such agreement was terminated, and the New Regions Credit Agreement was executed. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding the New Regions Credit Agreement and Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for the maturations of our corporate debt outstanding as of June 30, 2013.

Index

Other than the changes in the Regions Credit Agreement described above, as of June 30, 2013 there have been no material changes in our contractual obligations other than in the ordinary course of business since September 30, 2012. See Note 16 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, and the contractual obligations, commitments and contingencies section of Item 7, pages 67 - 68, of our 2012 Form 10-K, for additional information.

Regulatory

The following discussion should be read in conjunction with the Regulatory section on pages 68 - 69 of our 2012 Form 10-K.

RJ&A, MK & Co., RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of June 30, 2013.

RJ Ltd. was not in Early Warning Level 1 or Level 2 as of or during the nine months ended June 30, 2013.

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

RJ Bank is subject to various regulatory and capital requirements administered by bank regulators. See the Item 1 Business, Regulation section on pages 10 - 13 of our 2012 Form 10-K for a discussion of the regulatory environment in which RJ Bank operates. Under the regulatory framework for prompt corrective action, RJ Bank met the requirements to be categorized as “well capitalized” as of June 30, 2013. One of RJ Bank’s U.S. subsidiaries is an agreement corporation and is subject to regulation by the Fed. As of June 30, 2013, this RJ Bank subsidiary met the capital adequacy guideline requirements.

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

On July 2, 2013, the Fed approved a final rule to implement in the U.S., the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. We are currently evaluating the impact of this rule on both RJ Bank and RJF.

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

As of June 30, 2013, 8% of our total assets and 2% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $470 million as of June 30, 2013 and represent 26% of our assets measured at fair value. Our ARS positions comprise $242 million, or 51%, and our private equity investments comprise $218 million, or 46%, of the Level 3 assets as of June 30, 2013.  Level 3 assets represent 12% of total equity as of June 30, 2013.

Financial instruments which are liabilities categorized as Level 3 amount to $6 million as of June 30, 2013 and represent 1% of liabilities measured at fair value.

See Notes 5, 6, 7 and 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our financial instruments.

Goodwill

Goodwill involves the application of significant management judgment. For a discussion of our goodwill as of September 30, 2012, see the Goodwill section in Item 7 on page 74 of our 2012 Form 10-K.

We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  We perform our annual goodwill impairment testing as of December 31 of each year. During the prior quarter ended March 31, 2013, we completed a quantitative assessment for each reporting unit that includes an allocation of goodwill as of December 31, 2012 to determine whether the carrying value of such reporting unit including the recorded goodwill is in excess of the fair value of the reporting unit. Although GAAP provides the option to perform a qualitative analysis which may result in a conclusion that no quantitative analysis of the reporting unit equity value is required, for this years annual goodwill testing we elected to perform a quantitative analysis. In our analysis, we make significant assumptions and estimates about the extent and timing of future cash flows, discount rates, as well as utilize data from peer group companies to assess the equity value of each reporting unit which carries goodwill.

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

We concluded that the goodwill associated with the RJES reporting unit, in the amount of $6.9 million (prior to consideration of noncontrolling interests), was completely impaired and accordingly we recorded impairment expense equal to such amount in the prior quarter ended March 31, 2013. Since we did not own 100% of RJES as of the December 31, 2012 impairment testing date, our share of this impairment expense after consideration of the noncontrolling interests amounts to $4.6 million. The impairment results from a decrease in the equity value of RJES, a joint venture based in Paris, France that we held a controlling interest in. RJES provides research coverage on European corporations as well as having sales and trading operations. The decline in value of RJES is primarily due to the continuing economic slowdown experienced in Europe which has had a negative impact on the financial services entities operating therein as well as certain management decisions that were made during the prior quarter ended March 31, 2013 which impact RJES’ operating plans on a going forward basis. In April 2013, we purchased all of the outstanding equity in RJES that was held by others, thereafter we have sole control over RJES.

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

At June 30, 2013, the amortized cost of all RJ Bank loans was $8.8 billion and an allowance for loan losses of $142 million was recorded against that balance. The total allowance for loan losses is equal to 1.61% of the amortized cost of the loan portfolio.

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

We have chosen the historical period of twelve months to be representative of the current interest rate and equity markets.  We utilize stress testing to complement our VaR analysis so as to measure risk under historical and hypothetical adverse scenarios.  VaR results are indicative of relatively recent changes in general interest rates and equity markets and are not designed to capture historical stress periods beyond the twelve month historical period. Back testing procedures performed include comparing projected VaR results to our daily trading losses.  We then verify that the number of times that daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the nine months ended June 30, 2013, the reported daily loss in our trading portfolios exceeded the predicted VaR one time.

Should markets suddenly become more volatile, actual trading losses may exceed VaR results presented on a single day and might accumulate over a longer time horizon, such as a number of consecutive trading days. Accordingly, management applies additional controls including position limits, a daily review of trading results, review of the status of aged inventory, independent controls on pricing, monitoring of concentration risk, and review of issuer ratings, as well as stress testing. During volatile markets we may choose to pare our trading inventories to reduce risk.

The following table sets forth the high, low, and daily average VaR for all of our trading portfolios, including fixed income, equity, and derivative instruments, as of the period and dates indicated:

	Nine months ended June 30, 2013			VaR at
	High	Low	Daily Average	June 30, 2013	September 30, 2012
	(in thousands)
Daily VaR	$3,078	$787	$1,875	$887	$1,164

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

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity are described on pages 79 - 81 of our 2012 Form 10-K. There were no material changes to these methods during the nine months ended June 30, 2013.

Index

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own internal asset/liability model:

Instantaneous changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)
+300	$381,449	9.13%
+200	$378,481	8.28%
+100	$376,757	7.79%
0	$349,534	—
-100	$329,354	(5.77)%

The following table presents the amount of RJ Bank’s interest-earning assets and interest-bearing liabilities expected to reprice, prepay or mature in each of the indicated periods at June 30, 2013:

	Repricing opportunities
	0 - 6 months	7 - 12 months	1 - 5 years	5 or more years
	(in thousands)
Interest-earning assets:
Loans	$7,785,978	$505,693	$369,688	$221,174
Available for sale securities	264,037	24,606	131,176	75,863
Other investments	1,192,107	—	—	—
Total interest-earning assets	9,242,122	530,299	500,864	297,037
Interest-bearing liabilities:
Transaction and savings accounts	8,852,725	—	—	—
Certificates of deposit	34,071	20,650	233,357	—
Total interest-bearing liabilities	8,886,796	20,650	233,357	—
Gap	355,326	509,649	267,507	297,037
Cumulative gap	$355,326	$864,975	$1,132,482	$1,429,519
The following table shows the contractual maturities of RJ Bank’s loan portfolio at June 30, 2013, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One year or less	>One year – five years	> 5 years	Total
	(in thousands)
Loans held for sale	$—	$550	$177,928	$178,478
Loans held for investment:
C&I loans	154,230	3,327,929	1,774,436	5,256,595
CRE construction loans	2,596	57,621	—	60,217
CRE loans	210,920	783,563	152,360	1,146,843
Residential mortgage loans	3,218	22,607	1,694,122	1,719,947
Consumer loans	498,891	3,111	178	502,180
Total loans held for investment	869,855	4,194,831	3,621,096	8,685,782
Total loans	$869,855	$4,195,381	$3,799,024	$8,864,260

Index

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at June 30, 2013:

	Interest rate type
	Fixed	Adjustable		Total(1)
	(in thousands)
Loans held for sale	$28,440	$150,038		$178,478
Loans held for investment:
C&I loans	3,301	5,099,064		5,102,365
CRE construction loans	—	57,621		57,621
CRE loans	70,954	864,969		935,923
Residential mortgage loans	266,592	1,450,137	(2)	1,716,729
Consumer loans	178	3,111		3,289
Total loans held for investment	341,025	7,474,902		7,815,927
Total loans	$369,465	$7,624,940		$7,994,405

(1)	Excludes any net unearned income and deferred expenses.

(2)	See the discussion within the “Risk Monitoring process” section of Item 3 in this Form 10-Q, for additional information regarding RJ Bank’s interest-only loan portfolio and related repricing schedule.

Equity price risk

We are exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A and RJ Ltd. RJ&A’s broker-dealer activities are primarily client-driven, with the objective of meeting clients’ needs while earning a trading profit to compensate for the risk associated with carrying inventory.  RJ Ltd. has a proprietary trading business; the average aggregate inventory held for proprietary trading by RJ Ltd. during the nine months ended June 30, 2013 was $8.5 million denominated in Canadian currency (“CDN”).  We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.

Foreign exchange risk

We are subject to foreign exchange risk due to: financial instruments denominated in U.S. dollars predominantly held by RJ Ltd., whose functional currency is the Canadian dollar, which may be impacted by fluctuation in foreign exchange rates; certain loans held by RJ Bank denominated in Canadian currency; and our investments in foreign subsidiaries.

In order to mitigate its portion of this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of June 30, 2013, RJ Ltd. held forward contracts to buy and sell U.S. dollars totaling CDN $32.8 million, and CDN $3.2 million, respectively. In addition, RJ Bank’s U.S. subsidiaries hedge the foreign exchange risk related to their net investment in a Canadian subsidiary utilizing short-term, forward foreign exchange contracts.  These derivative agreements are accounted for as net investment hedges in the Condensed Consolidated Financial Statements.  See Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information regarding these derivative contracts.

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

Index

Several factors were taken into consideration in evaluating the allowance for loan losses at June 30, 2013, including the current risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, and delinquency ratios. RJ Bank also considered concentrations of industry sectors and the extent of credit exposure to specific borrowers within the portfolio. RJ Bank further reviewed updated LTV ratios of the performing residential loan portfolio. Additionally, RJ Bank considered current economic conditions that might impact the portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate. There was no material change in RJ Bank’s methodology for determining the allowance for loan losses during the nine months ended June 30, 2013.

Changes in the allowance for loan losses of RJ Bank are as follows:

	Nine months ended June 30,
	2013	2012
	($ in thousands)
Allowance for loan losses, beginning of year	$147,541	$145,744
Provision for loan losses	4,518	21,925
Charge-offs:
C&I loans	(656)	(8,001)
CRE loans	(5,875)	(1,000)
Residential mortgage loans	(6,045)	(12,328)
Consumer	(129)	(96)
Total charge-offs	(12,705)	(21,425)
Recoveries:
CRE loans	1,423	800
Residential mortgage loans	2,033	2,063
Consumer	20	15
Total recoveries	3,476	2,878
Net charge-offs	(9,229)	(18,547)
Foreign exchange translation adjustment	(437)	(38)
Allowance for loan losses, end of period	$142,393	$149,084

Allowance for loan losses to total bank loans outstanding	1.61%	1.87%

The primary factors influencing the provision for loan losses during the period were a decrease in corporate criticized loans compared to the prior year, the favorable resolution of several corporate problem loans, lower LTV ratios in the residential mortgage loan portfolio, and a significant reduction in delinquent residential mortgage loans. These credit characteristics reflected the positive impact from improved economic conditions. The loan loss benefit during the current quarter includes $5.6 million of provision expense resulting from the impact of the annual Shared National Credit (“SNC”) review and examination. The prior period’s provision for loan losses included $4 million resulting from the impact of the respective period’s annual SNC examination. As a result of the provision credit and the charge-off of corporate loans for which loan loss provision was recorded in prior periods, the allowance for loan losses decreased to $142 million as of June 30, 2013 from $149 million as of June 30, 2012.

The following table presents net loan charge-offs and the percentage of net loan charge-offs to the average outstanding loan balances by loan portfolio segment:

	Three months ended June 30,				Nine months ended June 30,
	2013		2012		2013		2012
	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$(106)	0.01%	$(2,784)	0.23%	$(656)	0.02%	$(8,001)	0.23%
CRE loans	(5,525)	1.99%	252	0.11%	(4,452)	0.57%	(200)	0.03%
Residential mortgage loans	177	0.04%	(2,213)	0.51%	(4,012)	0.31%	(10,265)	0.79%
Consumer loans	(47)	0.04%	(53)	0.34%	(109)	0.03%	(81)	0.35%
Total	$(5,501)	0.26%	$(4,798)	0.25%	$(9,229)	0.14%	$(18,547)	0.34%

Index

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. The 15% increase in net loan charge-offs for the current quarter as compared to prior year was primarily attributable to the movement of a couple corporate loans to nonaccrual during the quarter for which the related provision was recorded in prior periods. Net loan charge-offs for the current fiscal year has been trending lower for both the residential mortgage and corporate loan portfolios, which resulted in a 51% decrease in fiscal year net charge-offs compared to the prior year.

The table below presents nonperforming loans and total allowance for loan losses:

	June 30, 2013		September 30, 2012
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	(in thousands)
Loans held for investment:
C&I loans	$1,442	$(97,792)	$19,517	$(92,409)
CRE construction loans	—	(1,023)	—	(739)
CRE loans	29,812	(22,885)	8,404	(27,546)
Residential mortgage loans	75,864	(19,684)	78,739	(26,138)
Consumer loans	—	(1,009)	—	(709)
Total	$107,118	$(142,393)	$106,660	$(147,541)

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans increased slightly during the nine months ended June 30, 2013.  This increase was primarily due to a $21 million increase in nonperforming CRE loans, mostly offset by an $18 million decrease in nonperforming C&I loans and a $3 million decrease in nonperforming residential mortgage loans.  Included in nonperforming residential mortgage loans are $63 million in loans for which $37 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance.

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described on pages 86 - 87 of our 2012 Form 10-K. There was no material change in RJ Bank’s underwriting policies during the nine months ended June 30, 2013.

Risk monitoring process

The credit risk strategy component of ongoing risk monitoring and review processes at RJ Bank for all residential, consumer and corporate credit exposures are discussed on pages 87 - 90 of our 2012 Form 10-K. There were no material changes to those processes and policies during the nine months ended June 30, 2013.

Residential mortgage and consumer loans

We track and review many factors to monitor credit risk in RJ Bank’s residential and consumer loan portfolios. The qualitative factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, borrower credit scores, occupancy (i.e., owner occupied, second home or investment property), level of documentation, loan purpose, geographic concentrations, average loan size, and loan policy exceptions. These qualitative measures, while considered and reviewed in establishing the allowance for loan losses, have generally not resulted in any quantitative adjustments to RJ Bank’s historical loss rates. In addition to historical loss rates, one other quantitative factor utilized for the performing residential mortgage loan portfolio is updated LTV ratios.

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

Index

RJ Bank estimates the residential mortgage loans with updated LTVs between 100% and 120% represent 11% of the residential mortgage loan portfolio and residential mortgage loans with updated LTVs in excess of 120% represent 3% of the residential mortgage loan portfolio. The current average estimated LTV is approximately 70% for the total residential mortgage loan portfolio. Credit risk management utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage loan portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

Though declining, residential mortgage loan delinquency levels continue to be elevated by historical standards at RJ Bank due to general economic conditions and the relatively high level of unemployment. Consistent with prior periods, our consumer loan portfolio has not experienced high levels of delinquencies to date.  At June 30, 2013 there were no delinquent consumer loans.

At June 30, 2013, loans over 30 days delinquent (including nonperforming loans) decreased to 3.03% of residential mortgage loans outstanding, compared to 3.55% over 30 days delinquent at September 30, 2012.  Additionally, our June 30, 2013 percentage compares favorably to the national average for over 30 day delinquencies of 9.7% as most recently reported by the Fed.

The following table presents a summary of delinquent residential mortgage loans:

	Delinquent residential loans (amount)			Delinquent residential loans as a percentage of outstanding loan balances
	30-89 days	90 days or more	Total(1)	30-89 days	90 days or more	Total(1)
	($ in thousands)
June 30, 2013
Residential Mortgage Loans:
First mortgage loans	$8,127	$43,519	$51,646	0.48%	2.56%	3.04%
Home equity loans/lines	82	375	457	0.35%	1.61%	1.96%
Total residential mortgage loans	$8,209	$43,894	$52,103	0.48%	2.55%	3.03%

September 30, 2012
Residential Mortgage Loans:
First mortgage loans	$10,276	$49,476	$59,752	0.62%	2.97%	3.58%
Home equity loans/lines	338	—	338	1.33%	—%	1.33%
Total residential mortgage loans	$10,614	$49,476	$60,090	0.63%	2.92%	3.55%

(1)	Comprised of loans which are two or more payments past due as well as loans in process of foreclosure.

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. See page 89 of our 2012 Form 10-K for a discussion of these processes. There have been no material changes to these processes during the nine months ended June 30, 2013.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

June 30, 2013		September 30, 2012
($ outstanding as a % of RJ Bank total assets)
2.9%	FL	2.8%	CA (1)
2.3%	CA (1)	2.7%	FL
1.3%	NY	1.5%	NY
0.8%	NJ	0.9%	NJ
0.7%	VA	0.7%	VA

(1)
The concentration ratio for the state of California excludes 1.5% for June 30, 2013 and 1.8% for September 30, 2012 for loans purchased from a large investment grade institution that have full repurchase recourse for any delinquent loans.

Index

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At June 30, 2013 and September 30, 2012, these loans totaled $375 million and $428 million, respectively, or approximately 22% and 30% of the residential mortgage portfolio, respectively.  At June 30, 2013, the balance of amortizing, former interest-only, loans totaled $357 million.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at June 30, 2013, begins amortizing is 3.2 years.  In the current interest rate environment, a large percentage of these loans were projected to adjust to a payment lower than the current payment. The outstanding balance of loans that were interest-only at origination and based on their contractual terms are scheduled to reprice are as follows:

June 30, 2013
(in thousands)
One year or less	$254,496
Over one year through two years	23,703
Over two years through three years	8,799
Over three years through four years	13,286
Over four years through five years	26,913
Over five years	47,482
Total outstanding residential interest-only loan balance	$374,679

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	June 30, 2013	September 30, 2012
Residential first mortgage loan weighted-average LTV/FICO (1)	61%/753	66%/753

(1)	At origination. Small group of local loans representing less than 1% of residential portfolio excluded.

Corporate loans

Credit risk in RJ Bank’s corporate loan portfolio is monitored on an individual loan basis, see page 90 of our 2012 Form 10-K for a discussion of our monitoring processes. There have been no material changes in these processes during the nine months ended June 30, 2013.

At June 30, 2013, other than loans classified as nonperforming, there were two government-guaranteed loans totaling $213 thousand that were delinquent greater than 30 days.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

June 30, 2013		September 30, 2012
($ outstanding as a % of RJ Bank total assets)
3.4%	Media communications	4.1%	Business systems and services
3.1%	Business Systems and services	3.2%	Pharmaceuticals
3.0%	Automotive/transportation	3.1%	Media communications
3.0%	Retail real estate	2.9%	Consumer products and services
2.8%	Pharmaceuticals	2.8%	Retail real estate

Liquidity risk

See the section entitled “Liquidity and capital resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Index

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes. See page 90 of our 2012 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes. There have been no material changes in such processes during the nine months ended June 30, 2013.

Regulatory and legal risk

Our regulatory and legal risks are described on page 91 of our 2012 Form 10-K. There have been no material changes in our risk mitigation processes during the nine months ended June 30, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal Proceedings” on page 30 - 31 of our 2012 Form 10-K.

Pre-Closing Date Morgan Keegan matters (all of which are subject to indemnification by Regions)

Certain of the Morgan Keegan entities, along with Regions, have been named in class-action lawsuits filed in federal and state courts on behalf of shareholders of Regions and investors who purchased shares of certain mutual funds in the Regions Morgan Keegan Fund complex (the “Regions Funds”). The Regions Funds were formerly managed by Morgan Asset Management (“MAM”), an entity which was at one time a subsidiary of one of the Morgan Keegan affiliates, but an entity which was not part of our Morgan Keegan acquisition (see further information regarding the Morgan Keegan acquisition in Note 3 of the Notes to Consolidated Financial Statements on pages 118 - 121 of our 2012 Form 10-K). The complaints contain various allegations, including claims that the Regions Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. In August 2013, the United States District Court for the Western District of Tennessee approved the settlement of the class action and the derivative action regarding the closed end funds for $62 million and $6 million, respectively. No other class has been certified. Certain of the shareholders in the Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class action lawsuits.

Index

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

The SEC and states of Missouri and Texas are investigating alleged securities law violations by MK & Co. in the underwriting and sale of certain municipal bonds. An enforcement action was brought by the Missouri Secretary of State on April 4, 2013, seeking monetary penalties and other relief. A civil action was brought by institutional investors of the bonds on March 19, 2012, seeking a return of their investment and unspecified compensatory and punitive damages. A class action was brought on behalf of retail purchasers of the bonds on September 4, 2012, seeking unspecified compensatory and punitive damages. These actions are in the early stages. These matters are subject to the indemnification agreement with Regions.

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

Index

ITEM 2.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents information on our purchases of our own stock, on a monthly basis, for the nine months ended June 30, 2013:

	Number of shares purchased (1)	Average price per share
October 1, 2012 – October 31, 2012	48	$36.73
November 1, 2012 – November 30, 2012	37,482	36.78
December 1, 2012 – December 31, 2012	183,115	37.63
First quarter	220,645	$37.48

January 1, 2013 – January 31, 2013	24,328	$39.01
February 1, 2013 – February 28, 2013	2,050	41.23
March 1, 2013 – March 31, 2013	3,208	35.90
Second quarter	29,586	$38.83

April 1, 2013 – April 30, 2013	5,928	$44.40
May 1, 2013 – May 31, 2013	23,532	41.52
June 1, 2013 – June 30, 2013	552	41.93
Third quarter	30,012	$42.10
Year-to-date	280,243	$38.12

(1)
We purchase our own stock in conjunction with a number of activities, each of which are described below.  We do not have a formal stock repurchase plan. As of June 30, 2013, there is $37.2 million remaining on the current authorization of our Board of Directors for open market share repurchases.

From time to time, our Board of Directors has authorized specific dollar amounts for repurchases at the discretion of our Board’s Securities Repurchase Committee. The decision to repurchase securities is subject to cash availability and other factors. Historically we have considered such purchases when the price of our stock approaches 1.5 times book value.  We did not purchase any of our shares in open market transactions during the nine months ended June 30, 2013.

Share purchases for the trust fund that was established and funded to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiary (see Note 2 of the Notes to Consolidated Financial Statements on page 115 of our 2012 Form 10-K, and Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, for more information on this trust fund) amounted to 125,700 shares for a total of $4.7 million, for the nine months ended June 30, 2013.

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  During the nine months ended June 30, 2013, there were 154,543 shares surrendered to us by employees for a total of $6 million as payment for option exercises or withholding taxes.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: August 8, 2013	/s/ Paul C. Reilly
Paul C. Reilly
Chief Executive Officer

Date: August 8, 2013	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance
Chief Financial Officer and Treasurer