Form 10-K
period 2013-09-30
RAYMOND JAMES FINANCIAL INC
filed 2013-11-26
CIK 720005

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-9109
RAYMOND JAMES FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Florida	No. 59-1517485
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

880 Carillon Parkway, St. Petersburg, Florida	33716
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(727) 567-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange
6.90% Senior Notes Due 2042	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $5,666,158,883.

The number of shares outstanding of the registrant’s common stock as of November 22, 2013 was 140,059,971

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 20, 2014 are incorporated by reference into Part III.

RAYMOND JAMES FINANCIAL, INC.

Index

PART I

Item 1.	BUSINESS

Raymond James Financial, Inc. (“RJF”), the parent company of a business established in 1962 and a public company since 1983, is a financial holding company headquartered in St. Petersburg, Florida whose subsidiaries are engaged in various financial services businesses predominantly in the United States of America (“U.S.”) and Canada. At September 30, 2013, its principal subsidiaries include Raymond James & Associates, Inc. (“RJ&A”), Raymond James Financial Services, Inc. (“RJFS”), Raymond James Financial Services Advisors, Inc. (“RJFSA”), Raymond James Ltd. (“RJ Ltd.”), Eagle Asset Management, Inc. (“Eagle”), and Raymond James Bank, N.A. (“RJ Bank”). All of these subsidiaries are wholly owned by RJF. RJF and its subsidiaries are hereinafter collectively referred to as “our,” “we” or “us.”

As a financial holding company, RJF is subject to the oversight and periodic examination of the Board of Governors of the Federal Reserve System (the “Fed”).

PRINCIPAL SUBSIDIARIES

Our principal subsidiary, RJ&A, with approximately 350 traditional branch and satellite offices throughout the U.S, is the largest full service brokerage and investment firm headquartered in the state of Florida and is one of the largest retail brokerage firms in the country. RJ&A is a self-clearing broker-dealer engaged in most aspects of securities distribution, trading, investment banking and asset management. RJ&A also offers financial planning services for individuals and provides clearing services for RJFS, RJFSA, other affiliated entities and several unaffiliated broker-dealers. In addition, RJ&A has seven institutional sales offices in Europe. RJ&A is a member of the New York Stock Exchange Euronext (“NYSE”) and most regional exchanges in the U.S. It is also a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investors Protection Corporation (“SIPC”). In mid-February 2013, we completed the transfer of all of the active businesses of Morgan Keegan & Company, Inc. (“MK & Co.”) to RJ&A. At the time of its acquisition, MK & Co. was a clearing broker-dealer, headquartered in Memphis, Tennessee. After the transfers of its businesses to RJ&A and effective September 2013, MK & Co. became a special purpose broker-dealer. In the prior year on April 2, 2012 (the “Closing Date”), RJF completed its acquisition of all of the issued and outstanding shares of MK & Co., and MK Holding, Inc. and certain of its affiliates (collectively referred to hereinafter as “Morgan Keegan”) from Regions Financial Corporation (“Regions”).  In July 2013, MK & Co. formally changed its legal form from a corporation to a limited liability company, and is now known as Morgan Keegan & Company, LLC.

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

REPORTABLE SEGMENTS

Effective September 30, 2013 we have five reportable segments: “Private Client Group” or “PCG”; “Capital Markets”; “Asset Management”; RJ Bank and the “Other” segment. We implemented changes in our reportable segments as a result of management’s assessment of the usefulness and materiality of certain of our historic reportable segments. The result of the changes we implemented is the combination of the Private Client Group and the historic securities lending segments, the Capital Markets and the historic emerging markets segments, and the Other and the historic proprietary capital segments. Our financial information for each of the fiscal years ended on September 30, 2013, 2012, 2011 respectively, have been presented as if the change had been in effect throughout each year. See Note 28 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information.

Index

PRIVATE CLIENT GROUP

We provide securities transaction and financial planning services to approximately 2.5 million client accounts through the branch office systems of RJ&A, RJFS, RJFSA, RJ Ltd. and in the United Kingdom (“UK”) through Raymond James Investment Services Limited (“RJIS”). Our financial advisors offer a broad range of investments and services, including both third party and proprietary products, and a variety of financial planning services. We charge sales commissions or asset-based fees for investment services we provide to our Private Client Group clients based on established schedules. Varying discounts may be given, generally based upon the client’s level of business, the trade size, service level provided, and other relevant factors. In fiscal year 2013, the portion of securities commissions and fee revenues from this segment that we consider recurring include asset-based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund services fees, fees earned on funds in our multi-bank sweep program, and interest income, and represented approximately 68% of the Private Client Group’s total revenues. Revenues of this segment are correlated with total client assets under administration. As of September 30, 2013, client assets under administration of our Private Client Group amounted to approximately $403 billion.

RJ&A, RJFS and RJFSA offer investment advisory services under various financial advisor affiliation options. Fee revenues for such services are computed as either a percentage of the assets in the client account, or a flat periodic fee charged to the client for investment advice. RJ&A advisors operate under the RJ&A registered investment advisor (“RIA”) license while independent contractors affiliated with RJFS may operate either under their own RIA license, or the RIA license of RJFSA. The investment advisory fee revenues associated with these activities are recorded within securities commissions and fee revenues on our consolidated financial statements. Refer to the securities commissions and fees section of our summary of significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K for our accounting policies on presenting these revenues in our consolidated financial statements.

The majority of our U.S. financial advisors are also licensed to sell insurance and annuity products through our general insurance agency which was at one time known as Planning Corporation of America (“PCA”), a wholly owned subsidiary of RJF. In October 2013, PCA merged with another wholly owned subsidiary of RJF, and PCA, as the surviving entity, changed its name to Raymond James Insurance Group, Inc. (“RJIG”). Through the financial advisors of our domestic broker-dealer subsidiaries, RJIG provides product and marketing support for a broad range of insurance products, principally fixed and variable annuities, life insurance, disability insurance and long-term care coverage.

Our U.S. financial advisors offer a number of professionally managed load mutual funds, as well as a selection of no-load mutual funds. RJ&A and RJFS maintain dealer sales agreements with most major distributors of mutual fund shares sold through broker-dealers.

Net interest revenue in the Private Client Group is generated by customer balances, predominantly the earnings on margin loans and assets segregated pursuant to regulations, less interest paid on customer cash balances (“Client Interest Program”). We also utilize a multi-bank sweep program which generates fee revenue from unaffiliated banks in lieu of interest revenue. The cash sweep program, known as the Raymond James Bank Deposit Program (“RJBDP”), is a multi-bank (RJ Bank and several non-affiliated banks) program under which clients’ cash deposits in their brokerage accounts are re-deposited through a third party service into interest-bearing deposit accounts (up to $250,000 per bank for individual accounts and up to $500,000 for joint accounts) at up to 12 banks. This program enables clients to obtain up to $2.5 million in individual Federal Deposit Insurance Corporation (“FDIC”) deposit insurance coverage ($5 million for joint accounts) while earning competitive rates for their cash balances. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this report for information regarding our net interest revenues.

Clients’ transactions in securities are affected on either a cash or margin basis. RJ&A and RJ Ltd. make margin loans to clients that are collateralized by the securities purchased or by other securities owned by the client. Interest is charged to clients on the amount borrowed. The interest rate charged to a client on a margin loan is based on current interest rates and on the outstanding amount of the loan.

Index

Typically, broker-dealers utilize bank borrowings and equity capital as the primary sources of funds to finance clients’ margin account borrowings. RJ&A’s source of funds to finance clients’ margin account balances has been cash balances in brokerage clients’ accounts, which are funds awaiting investment. In addition, pursuant to written agreements with clients, broker-dealers are permitted by the Securities and Exchange Commission (“SEC”) and FINRA rules to lend client securities in margin accounts to other financial institutions. SEC regulations, however, restrict the use of clients’ funds derived from pledging and lending clients’ securities, as well as funds awaiting investment, to the financing of margin account balances; to the extent not so used, such funds are required to be deposited in a special segregated account for the benefit of clients. The regulations also require broker-dealers, within designated periods of time, to obtain possession or control of, and to segregate, clients’ fully paid and excess margin securities.

No single client accounts for a material percentage of this segment’s total business.

Raymond James & Associates

RJ&A is a full service broker-dealer that employs financial advisors throughout the U.S. RJ&A’s financial advisors work in a traditional branch setting supported by local management and administrative staff. The number of financial advisors per office ranges from one to 46. RJ&A financial advisors are employees and their compensation includes commission payments and participation in the firm’s benefit plans. Experienced financial advisors are hired from a wide variety of competitors. As a part of their agreement to join us we may make loans to financial advisors and to certain key revenue producers, primarily for recruiting and/or retention purposes. In addition, individuals are trained each year to become financial advisors at the Robert A. James National Training Center in St. Petersburg, Florida.

Raymond James Financial Services

RJFS is a broker-dealer that supports independent contractor financial advisors in providing products and services to their Private Client Group clients throughout the U.S. The number of financial advisors in RJFS offices ranges from one to 42. Independent contractors are responsible for all of their direct costs and, accordingly, are paid a larger percentage of commissions and fees than employee advisors. They are permitted to conduct, on a limited basis, certain other approved businesses outside of their RJFS activities such as offering insurance products, independent registered investment advisory services and accounting and tax services, among others, with the approval of RJFS management.

The Financial Institutions Division (“FID”) is a subdivision of RJFS. Through FID, RJFS provides services to financial institutions such as banks, thrifts and credit unions, and their clients. RJFS also provides custodial, trading, research and other back office support and services (including access to clients’ account information and the services of the Asset Management segment) to unaffiliated independent registered investment advisors through its Investment Advisor Division (“IAD”).

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

Index

Securities Lending

RJ&A conducts its securities lending business through the borrowing and lending of securities from and to other broker-dealers, financial institutions and other counterparties. Generally, we conduct these activities as an intermediary (referred to as “Matched Book”). However, RJ&A will also loan customer marginable securities held in a margin account containing a debit (referred to as lending from the “Box”) to counterparties. The borrower of the securities puts up a cash deposit on which interest is earned. The lender in turn receives cash and pays interest. These cash deposits are adjusted daily to reflect changes in the current market value of the underlying securities. Additionally, securities are borrowed from other broker-dealers (referred to as borrowing for the “Box”) to facilitate RJ&A’s clearance and settlement obligations. The net revenues of this securities lending business are the interest spreads generated.

Operations and Information Technology

RJ&A operations personnel are responsible for the processing of securities transactions, custody of client securities, support of client accounts, receipt, identification and delivery of funds and securities, and compliance with certain regulatory and legal requirements for most of our U.S. securities brokerage operations through locations in Saint Petersburg, Florida, Memphis, Tennessee and Southfield, Michigan. RJ Ltd. operations personnel have similar responsibilities at our Canadian brokerage operations located in Vancouver, British Columbia.

The information technology department develops and supports the integrated solutions that provide a differentiated platform for our business. This platform is designed to allow our advisors to spend more time with their clients and enhance and grow their business.

In the area of information security, we have developed and implemented a framework of principles, policies and technology to protect both our own information assets as well as those we have pertaining to our clients.  Safeguards are applied to maintain the confidentiality, integrity and availability of information resources.

Our business continuity program has been developed to provide reasonable assurance of business continuity in the event of disruptions at our critical facilities. Business departments have developed operational plans for such disruptions, and we have a staff which devotes their full time to monitoring and facilitating those plans. Our business continuity plan continues to be enhanced and tested to allow for continuous business processing in the event of weather-related or other interruptions of operations at our corporate office locations or one of our operations processing or data center sites.

We have also developed a business continuity plan for our PCG retail branches in the event these branches are impacted by severe weather. RJ&A PCG offices utilize an integrated telephone system to route clients to a centralized support center that services clients directly in the event of a branch office closure.

CAPITAL MARKETS

Capital Markets activities consist primarily of equity and fixed income products and services. No single client accounts for a material percentage of this segment’s total business.

Institutional Sales

Institutional sales commissions account for a significant portion of this segment’s revenue, which is fueled by a combination of general market activity and the Capital Markets group’s ability to identify and promote attractive investment opportunities. Our institutional clients are serviced by institutional equity departments of RJ&A and RJ Ltd.; the RJ&A fixed income department; RJ&A’s European offices; Raymond James Financial International, Ltd., an institutional UK broker-dealer headquartered in London, England; and Raymond James European Securities, Inc., (“RJES”) headquartered in Paris, France. We charge commissions on equity transactions based on trade size and the amount of business conducted annually with each institution. Fixed income commissions are based on trade size and the characteristics of the specific security involved.

More than 100 domestic and overseas professionals located in offices in the U.S. and Europe comprise RJ&A’s institutional equity sales and sales trading departments and maintain relationships with more than 1,350 institutional clients. Some European and U.S. offices also provide services to high net worth clients. RJ Ltd. has over 30 institutional equity sales and trading professionals servicing predominantly Canadian, U.S. and European institutional investors from offices in Canada and Europe.

Index

From offices in various locations within the U.S., RJ&A distributes to institutional clients both taxable and tax-exempt fixed income products, primarily municipal, corporate, government agency and mortgage-backed bonds. RJ&A carries inventory positions of taxable and tax-exempt securities to facilitate institutional sales activities.

Trading

Trading equity securities involves the purchase and sale of securities from and to our clients or other dealers. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the period we hold them. Similar to the equity research department, this operation serves to support both our institutional and Private Client Group sales efforts. RJ&A also offers an options trading platform that is operated primarily on an agency basis. The RJ Ltd. trading desks not only support client activity, but also take proprietary positions that are closely monitored within well defined limits. RJ Ltd. also provides specialist services in approximately 165 TSX listed common stocks.

RJ&A trades both taxable and tax-exempt fixed income securities. The taxable and tax-exempt fixed income traders purchase and sell corporate, municipal, government, government agency, and mortgage-backed bonds, asset-backed securities, preferred stock, and certificates of deposit from and to our clients or other dealers. RJ&A enters into future commitments such as forward contracts and “to be announced” securities (e.g., securities having a stated coupon and original term to maturity, although the issuer and/or the specific pool of mortgage loans is not known at the time of the transaction). Relatively small amounts of proprietary trading positions are also periodically taken by RJ&A or RJ Ltd. for various purposes and are closely monitored within well defined limits.

In addition, RJ Capital Services, Inc., a subsidiary of RJF, participates in the interest rate swaps market as a principal, either to economically hedge RJ&A fixed income inventory, for transactions with customers, or to a limited extent for its own account.

Equity Research

The more than 50 domestic analysts in RJ&A’s research department support our institutional and retail sales efforts and publish research on more than 1,000 companies. This research primarily focuses on U.S. and Canadian companies in specific industries including consumer, energy, financial services, healthcare, industrial, mining and natural resources, real estate, technology, and communication and transportation. Proprietary industry studies and company-specific research reports are made available to both institutional and individual clients. RJ Ltd. has 13 analysts who publish research on approximately 270 primarily Canadian companies focused in the energy, energy services, mining, forest products, agricultural, technology, clean technology, consumer and industrial products, and real estate sectors. Additionally, we provide coverage of a limited number of European companies through RJES, as well as Latin American companies through a joint venture in which we hold an interest.

Investment Banking

The nearly 150 professionals of RJ&A’s equity capital markets investment banking group reside in various locations within the U.S. and are involved in a variety of activities including public and private equity financing for corporate clients, and merger and acquisition advisory services. RJ Ltd.’s investment banking group consists of approximately 25 professionals who reside in various locations within Canada and provide equity financing and financial advisory services to corporate clients. Our investment banking activities provide a comprehensive range of strategic and financial advisory services tailored to our clients’ business life cycles and backed by our strategic industry focus.

RJ&A’s fixed income investment banking services include public finance and debt underwriting activities. Nearly 100 professionals in the RJ&A public finance group operate out of various offices located throughout the U.S., and serve as a financial advisor, placement agent or underwriter to various issuers who include municipal agencies (including political subdivisions), housing developers and non-profit health care institutions.

RJ&A acts as a consultant, underwriter or selling group member for corporate bonds, mortgage-backed securities (“MBS”), agency bonds, preferred stock and unit investment trusts. When underwriting new issue securities, RJ&A agrees to purchase the issue through a negotiated sale or submits a competitive bid.

Raymond James Financial Products, Inc. or Morgan Keegan Capital Services, LLC, both being non-broker-dealer subsidiaries (collectively referred to as the Raymond James matched book swap subsidiaries or “RJSS”), enter into derivative transactions, including interest rate swaps, options, and combinations of those instruments, primarily with government entities and not-for-profit counterparties. For every derivative transaction RJSS enters into with a customer, RJSS enters into an offsetting derivative transaction with a credit support provider who is a third party financial institution. Thus, we refer to RJSS’s operations as our “matched book” derivatives business.

Index

Syndicate

The syndicate department consists of professionals who coordinate the marketing, distribution, pricing and stabilization of lead and co-managed equity underwritings. In addition to lead and co-managed offerings, this department coordinates the firm’s syndicate and selling group activities in transactions managed by other investment banking firms.

Raymond James Tax Credit Funds, Inc.

Raymond James Tax Credit Funds, Inc. (“RJTCF”) is the general partner or managing member in a number of limited partnerships and limited liability companies. These partnerships and limited liability companies invest in real estate project entities that qualify for tax credits under Section 42 of the Internal Revenue Code. RJTCF has been an active participant in the tax credit program since its inception in 1986 and currently focuses on tax credit funds for institutional investors that invest in a portfolio of tax credit-eligible multi-family apartments. The investors’ expected returns on their investments in these funds are primarily derived from tax credits and tax losses that investors can use to reduce their federal tax liability. During fiscal year 2013, RJTCF invested approximately $600 million for large institutional investors in approximately 85 real estate transactions for properties located throughout the U.S. Since inception, RJTCF has sold, inclusive of unfunded commitments, over $5 billion of tax credit fund partnership interests and has sponsored more than 85 tax credit funds, with investments in over 1,700 tax credit apartment properties in nearly all 50 states and one U.S. Territory.

Emerging Markets

Raymond James International Holdings, Inc. (“RJIH”), through its subsidiaries, currently has interests in operations in Latin American countries including Argentina and Uruguay. Through these entities we operate securities brokerage, investment banking, asset management and equity research businesses. During fiscal year 2013, we closed our operations in Brazil.

ASSET MANAGEMENT

Our Asset Management segment includes the operations of Eagle, the Eagle Family of Funds (“Eagle Funds”), the asset management operations of RJ&A (“AMS”), Raymond James Trust, National Association (“RJT”), a wholly owned subsidiary of RJF, and other fee-based programs. Revenues for this segment are primarily generated by the investment advisory fees related to asset management services provided for individual and institutional investment portfolios, along with mutual funds. Investment advisory fees are earned on assets held in managed or non-managed programs. These fees are computed based on balances either at the beginning of the quarter, the end of the quarter, or average daily assets. Consistent with industry practice, fees from private client investment portfolios are typically based on asset values at the beginning of the period while institutional fees are typically based on asset values at the end of the period. Asset balances are impacted by both the performance of the market and new sales and redemptions of client accounts/funds. Rising markets have historically had a positive impact on investment advisory fee revenues as existing accounts increase in value, and individuals and institutions may commit incremental funds in rising markets. No single client accounts for a material percentage of this segment’s total business.

Eagle Asset Management, Inc.

Eagle is a registered investment advisor that offers a variety of equity and fixed income objectives managed by a number of portfolio management teams and subsidiary investment advisors, including Eagle Boston Investment Management, Inc. and ClariVest Asset Management (“ClariVest”). Eagle has approximately $28 billion in assets under management (which includes the assets managed by ClariVest) and over $2 billion in assets under advisement (non-discretionary advised assets) as of September 30, 2013. Eagle’s clients include institutions, corporations, pension and profit sharing plans, foundations, endowments, issuers of variable annuities, individuals and mutual funds. Eagle also serves as investment advisor to the Eagle Funds. Most clients are charged fees based upon asset levels including fees on non-discretionary assets for providing Eagle account models to professional advisors at other firms, however in some cases performance fees may be earned for outperforming respective benchmarks.

Eagle Fund Distributors, Inc. (“EFD”), a wholly owned subsidiary of Eagle, is a registered broker-dealer engaged in the distribution of the Eagle Funds.

The Small Cap Growth Fund, Mid Cap Growth Fund, Growth and Income Fund, Mid Cap Stock Fund, Investment Grade Bond Fund, and Eagle Smaller Company Fund are managed by Eagle. The Capital Appreciation Fund and International Stock Fund utilize ClariVest as a sub-advisor.

Index

Eagle acquired a 45% interest in ClariVest in December, 2012. See Note 3 of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information regarding the ClariVest acquisition.

Eagle class shares of both a taxable and a tax-exempt money market fund are available to clients of Eagle and its affiliates through an unrelated third party.

AMS

AMS manages several investment advisory programs which maintain an approved list of investment managers, provide asset allocation model portfolios, establish custodial facilities, monitor the performance of client accounts, provide clients with accounting and other administrative services, and assist investment managers with certain trading management activities. One of AMS’ programs, “Raymond James Consulting Services” is a managed program in which Raymond James Consulting Services serves as a conduit for AMS clients to access a number of independent investment managers, in addition to Eagle, with initial investment amounts that are below normal program minimums, as well as providing monitoring and due diligence services.  AMS earns fees generally ranging from 0.30% to 0.85% of asset balances per annum, a portion of which is paid to predominately independent investment managers and Eagle who direct the investments within clients’ accounts. In addition, AMS offers additional accounts managed within fee based asset allocation platforms under our program known as Freedom, and other managed programs. Freedom’s investment committee manages portfolios of mutual funds, exchange traded funds and separately managed account models on a discretionary basis. AMS earns fees generally ranging from 0.10% to 0.50% of these asset balances per annum. For separately managed account models a portion of the fee may be paid to the investment managers who provide the models. At September 30, 2013, these managed programs had approximately $33 billion in assets under management, including approximately $5 billion managed by Eagle.

AMS also provides certain services for their non-managed fee-based programs (known as Passport, Ambassador or other non-managed programs). AMS provides performance reporting, research, sales, accounting, trading and other administrative services. Advisory services are provided by PCG financial advisors. Client fees are based on the individual account or relationship size and may also be dependent on the type of securities in the accounts. Total client fees generally range from 1.0% to 2.5% of assets, and the revenues are predominantly included in securities commissions and fees revenue in the PCG segment, with a lesser share of revenue generated from these activities included in investment advisory fee revenue in this Asset Management segment. As of September 30, 2013, these programs had approximately $63 billion in assets. RJFS and RJFSA offer a similar fee-based program known as IMPAC (“IMPAC”). All revenues for IMPAC are reported in the PCG segment. As of September 30, 2013, IMPAC had approximately $13 billion in assets serviced by RJFS financial advisors and RJFSA registered investment advisors (see the Private Client Group segment discussion in this Item 1 for additional information).

In addition to the foregoing programs, AMS also administers managed fee-based programs for clients who have contracted for portfolio management services from non-affiliated investment advisors that are not part of the Raymond James Consulting Services program.

Raymond James Trust, National Association

RJT provides personal trust services primarily to existing clients of our broker-dealer subsidiaries. Under its federal charter, RJT may act as trustee, custodian, personal representative or agent to the trustee. RJT administers approximately $2.92 billion in trust assets at September 30, 2013, including approximately $205 million in the donor-advised charitable foundation known as the Raymond James Charitable Endowment Fund.

RJ BANK

RJ Bank provides corporate, residential and consumer loans, as well as FDIC insured deposit accounts, to clients of our broker-dealer subsidiaries and to the general public. RJ Bank is active in corporate loan syndications and participations. RJ Bank generates revenue principally through the interest income earned on loans and investments, which is offset by the interest expense it pays on client deposits and on its borrowings. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this report for financial information regarding RJ Bank’s net interest earnings. RJ Bank is a national bank regulated by the Office of the Comptroller of the Currency (“OCC”). During fiscal year 2012, RJ Bank converted from a thrift charter to a national bank charter to facilitate RJ Bank maintaining a loan portfolio with a greater percentage of corporate loans than were otherwise permissible under thrift regulations.

Index

RJ Bank operates from a single branch location adjacent to RJF’s corporate office complex in St. Petersburg, Florida. Access to RJ Bank’s products and services is available nationwide through the offices of our affiliated broker-dealers as well as through electronic banking services. RJ Bank’s assets include C&I loans, commercial and residential real estate loans, as well as consumer loans, primarily consisting of loans fully collateralized by marketable securities. Corporate loans represent approximately 75% of RJ Bank’s loan portfolio of which 95% are U.S. and Canadian syndicated loans. Residential mortgage loans are originated and held for investment or sold in the secondary market. RJ Bank’s total liabilities primarily consist of deposits that are cash balances swept from the investment accounts maintained at RJ&A.

RJ Bank does not have any significant concentrations with any one industry or customer (see table of industry concentration in Item 7A, “Credit Risk” in this Form 10-K).

OTHER

This segment includes our principal capital and private equity activities as well as various corporate overhead costs of RJF including the interest cost on our public debt, corporate settlements (including a settlement related to auction rate securities that occurred in fiscal year 2011) and the acquisition and integration costs associated with our acquisitions including, most significantly, Morgan Keegan (see further discussion in Note 3 of the Notes to the Consolidated Financial Statements in this Form 10-K).

Our principal capital and private equity activities include various direct and third party private equity and merchant banking investments; employee investment funds (the “Employee Funds”); and various private equity funds which we sponsor including Raymond James Capital Partners, L.P.

We participate in profits or losses from various investments through both general and limited partnership interests. Additionally, we realize profits or incur losses as a result of direct merchant banking investments. The Employee Funds are limited partnerships, some of which we are the general partner, that invest in our merchant banking and private equity activities and other unaffiliated venture capital limited partnerships. The Employee Funds were established as compensation and retention vehicles for certain of our qualified key employees. As of September 30, 2013, certain of our merchant banking investments include investments in a manufacturer of crime investigation and forensic supplies, an event photography business, and a company pursuing a new concept in the salon services market.

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

Index

The financial services industry in the U.S. is subject to extensive regulation under federal and state laws. During our fiscal year 2010, the U. S. government enacted financial services reform legislation known as the Dodd-Frank Wall Street Reform & Consumer Protection Act (“Dodd-Frank Act”). Because of the nature of our business and our business practices, we presently do not expect the Dodd-Frank Act to have a significant direct impact on our operations as a whole. However, because some of the implementing regulations have yet to be adopted by various regulatory agencies, the specific impact on some of our businesses remains uncertain.

The SEC is the federal agency charged with administration of the federal securities laws. Financial services firms are also subject to regulation by state securities commissions in those states in which they conduct business. RJ&A and RJFS are currently registered as broker-dealers in all 50 states. The SEC recently adopted amendments, most of which were effective October, 2013, to its financial responsibility rules, including changes to the net capital rule, the customer protection rule, the record-keeping rules and the notification rules applicable to our broker-dealer subsidiaries. We are currently evaluating the impact of these amendments on our broker-dealer subsidiaries; however, based on our current analyses, we do not believe they will have a material adverse effect on any of our broker-dealer subsidiaries. In addition, financial services firms are subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. We have offices in Europe, Canada and Latin America.

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

Our U.S. broker-dealer subsidiaries are required by federal law to be members of SIPC. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $250,000 on claims for cash balances. When the SIPC fund falls below a certain amount, members are required to pay higher annual assessments to replenish the reserves. During fiscal year 2013, certain of our domestic broker-dealer subsidiaries incurred expenses amounting to 0.25% of net operating revenues as defined by SIPC, or approximately $4.6 million, to SIPC as a special assessment. We have purchased excess SIPC coverage through various syndicates of Lloyd’s, a London-based firm that holds an “A+” rating from Standard and Poor’s and Fitch Ratings. Excess SIPC is fully protected by the Lloyd’s trust funds and Lloyd’s Central Fund. For RJ&A, the additional protection currently provided has an aggregate firm limit of $750 million, including a sub-limit of $1.9 million per customer for cash above basic SIPC. Account protection applies when a SIPC member fails financially and is unable to meet obligations to clients. This coverage does not protect against market fluctuations.

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

RJ Ltd. is required by the IIROC to belong to the Canadian Investors Protection Fund (“CIPF”), whose primary role is investor protection. The CIPF Board of Directors determines the fund size required to meet its coverage obligations and sets a quarterly assessment rate. Dealer members are assessed the lesser of 1.0% of revenue or a risk-based assessment. The CIPF provides protection for securities and cash held in client accounts up to $1 million Canadian currency (“CDN”) per client with separate coverage of CDN $1 million for certain types of accounts. This coverage does not protect against market fluctuations.

See Note 25 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on SEC, FINRA and IIROC regulations pertaining to broker-dealer regulatory minimum net capital requirements.

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

Index

RJF is under the supervision of, and subject to the rules, regulations, and periodic examination by the Fed. Additionally, RJ Bank is subject to the rules and regulations of the OCC, the Fed, and the FDIC. Collectively, these rules and regulations cover all aspects of the banking business including lending practices, safeguarding deposits, capital structure, transactions with affiliates and conduct and qualifications of personnel.

RJF as a financial holding company, and RJ Bank, are subject to various regulatory capital requirements established by bank regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our and RJ Bank’s financial results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJF and RJ Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. RJF’s and RJ Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings of assets, off-balance sheet transactions, and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJF, as a financial holding company, and RJ Bank, to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and Tier I capital to adjusted assets (as defined in the regulations). See Note 25 of the Notes to Consolidated Financial Statements in this Form 10-K for further information.

In July 2013, the OCC, the Federal Reserve Board (“FRB”) and the FDIC released final United States Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Act. The rule increases the quantity and quality of regulatory capital, establishes a capital conservation buffer, and makes selected changes to the calculation of risk-weighted assets. The rule becomes effective for us on January 1, 2015, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. We are currently evaluating the impact of these rules on both RJF and RJ Bank; however, based on our current analyses, we believe that RJF and RJ Bank would meet all capital adequacy requirements under the final rules. However, the increased capital requirements could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition or prospects could be adversely affected. See Item 1A, “Risk Factors,” within this Form 10-K for more information.

Since RJ Bank provides products covered by FDIC insurance, generally up to $250,000 per account ownership type, RJ Bank is subject to the Federal Deposit Insurance Act. In February 2011, under the provisions of the Dodd-Frank Act, the FDIC issued a final rule changing its assessment base in addition to other minor adjustments. For banks with more than $10 billion in assets, the FDIC’s new rule changed the assessment rate calculation, which relies on a scorecard designed to measure financial performance and ability to withstand stress in addition to measuring the FDIC’s exposure should the bank fail. This new rule will become effective for RJ Bank beginning with the December 2013 assessment period. RJ Bank is still evaluating the impact of this change on future FDIC insurance premiums.

In July 2011, pursuant to the Dodd-Frank Act, the Consumer Financial Protection Bureau (“CFPB”) began operations and was given rulemaking authority for a wide range of consumer protection laws that would apply to all banks and provide broad powers to supervise and enforce consumer protection laws. RJ Bank recently exceeded $10 billion in total assets for four consecutive quarters and as a result the CFPB has now assumed regulatory authority over RJ Bank for its compliance with various consumer regulations. The CFPB has proposed and finalized many rules since its establishment, with the majority of those effective in early fiscal year 2014. RJ Bank is still evaluating the impact of this additional regulator.

In October 2012, under the provisions of the Dodd-Frank Act, regulators issued final rules requiring banking organizations with total assets of more than $10 billion but less than $50 billion to conduct annual company-prepared stress tests, report the results to their primary regulator and the Fed and publish a summary of the results. Under the rules, stress tests must be conducted using certain scenarios (baseline, adverse, and severely adverse), which the Fed will provide each year. These new rules require RJF to conduct its first stress test by March 31, 2014. In addition, RJF will be required to begin publicly disclosing a summary of certain stress test results in our fiscal year 2015.

RJT, our federally chartered trust company, is subject to regulation by the OCC. This regulation focuses on, among other things, ensuring the safety and soundness of RJT’s fiduciary services.

Index

As a public company whose common stock is listed on the NYSE, we are subject to corporate governance requirements established by the SEC and NYSE, as well as federal and state law. Under the Sarbanes-Oxley Act, we are required to meet certain requirements regarding business dealings with members of our Board of Directors, the structure of our Audit Committee now named Audit and Risk Committee, and ethical standards for our senior financial officers. Under SEC and NYSE rules, we are required to comply with other standards of corporate governance, including having a majority of independent directors serve on our Board of Directors, and the establishment of independent audit, compensation and corporate governance committees. The Dodd-Frank Act included a number of provisions imposing governance standards, including those regarding “Say-on-Pay” votes for shareholders, incentive compensation clawbacks, compensation committee independence and disclosure concerning executive compensation, employee and director hedging and chairman and CEO positions.

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

Jennifer C. Ackart	49	Senior Vice President, Controller

Bella Loykhter Allaire	60
Executive Vice President - Technology and Operations - Raymond James & Associates, Inc. since June, 2011; Managing Director and Chief Information Officer, UBS Wealth Management Americas, November, 2006 - January, 2011

Paul D. Allison	57
Chairman, President and CEO - Raymond James Ltd. since January, 2009; Co-President and Co-CEO - Raymond James Ltd., August, 2008 - January, 2009; Executive Vice President and Vice Chairman, Merrill Lynch Canada, December, 2007 - August, 2008; Executive Vice President and Managing Director, Co-Head of Canada Investment Banking, Merrill Lynch Canada, March, 2001 - December, 2007

John C. Carson, Jr.	57
President - Raymond James Financial, Inc. since April, 2012; President - Morgan Keegan & Company, LLC, formerly known as Morgan Keegan & Company, Inc., since July, 2013; Chief Executive Officer and Executive Managing Director - Morgan Keegan & Company, Inc., March, 2008 - July, 2013; President - Fixed Income Capital Markets - Morgan Keegan & Company, Inc., 1994 - February, 2008

George Catanese	54	Senior Vice President and Chief Risk Officer since October, 2005; Director, Internal Audit, November, 2001 - October, 2005

Jeffrey A. Dowdle	49	President - Asset Management Services - Raymond James & Associates, Inc. since January, 2005; Senior Vice President - Raymond James & Associates, Inc. since January, 2005

Jeffrey P. Julien	57	Executive Vice President - Finance, Chief Financial Officer and Treasurer

Paul L. Matecki	57	Senior Vice President - General Counsel, Secretary

Steven M. Raney	48
President and CEO - Raymond James Bank, N.A. since January, 2006; Partner and Director of Business Development, LCM Group, February, 2005 - December, 2005; various executive positions in the Tampa Bay area, Bank of America, June, 1988 - January, 2005

Jeffrey E. Trocin	54	Executive Vice President - Equity Capital Markets - Raymond James & Associates, Inc.; President - Global Equities and Investment Banking - Raymond James & Associates, Inc. since July, 2013

Dennis W. Zank	59
Chief Operating Officer since January, 2012; Chief Executive Officer - Raymond James & Associates, Inc. since January, 2012; President - Raymond James & Associates, Inc., December, 2002 - December, 2011

Except where otherwise indicated, the executive officer has held his or her current position for more than five years.

EMPLOYEES AND INDEPENDENT CONTRACTORS

Our employees and independent contractors are vital to our success in the financial services industry. As of September 30, 2013, we had approximately 10,150 employees. As of September 30, 2013, we had more than 3,500 independent contractors with whom we are affiliated.

Index

OTHER INFORMATION

Our internet address is www.raymondjames.com; investors can find financial information on our website under “Our Company - Investor Relations - Financial Reports - SEC Filings.” We make available, free of charge, through links to the SEC website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports, which include certain XBRL instance files, are available through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website our Annual Report to Shareholders and our proxy statements in PDF format under “Our Company - Investors Relations - Shareholders’ Meeting.” A copy of any document we file with the SEC is available at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that we file electronically with the SEC. The SEC’s internet site is www.sec.gov.

Additionally, we make available on our website under “Our Company - Investor Relations - Corporate Governance,” a number of our corporate governance documents. These include: the Corporate Governance Principles, the charters of the Audit and Risk Committee and the Corporate Governance, Nominating and Compensation Committee of the Board of Directors, our Compensation Recoupment Policy, the Senior Financial Officers’ Code of Ethics, and the Codes of Ethics for employees and the Board of Directors. Printed copies of these documents will be furnished to any shareholder upon request. The information on our website is not incorporated by reference into this report.

Factors affecting “forward-looking statements”

From time to time, we may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, allowance for loan loss levels at RJ Bank, projected ventures, new products, anticipated market performance, recruiting efforts, regulatory approvals, future acquisition expenses, and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, are discussed in Item 1A, “Risk Factors,” in this Form 10-K. We do not undertake any obligation to publicly update or revise any forward-looking statements.

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

Index

We are affected by domestic and international macroeconomic conditions that impact the global financial markets.

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

At times over the last several years we have experienced operating cycles during weak and uncertain U.S. and global economic conditions, including low levels of economic output, artificially maintained levels of historically low interest rates, relatively high rates of unemployment, and significant uncertainty with regards to fiscal and monetary policy both domestically and abroad. These conditions led to several factors in the global financial markets that from time to time negatively impacted our net revenue and profitability. While select factors indicate signs of improvement, uncertainty remains. A period of sustained downturns and/or volatility in the securities markets, prolonged continuation of the artificially low level of short term interest rates, a return to increased dislocations in the credit markets, reductions in the value of real estate, and other negative market factors could significantly impair our revenues and profitability. We could experience a decline in commission revenue from a lower volume of trades we execute for our clients, a decline in fees from reduced portfolio values of securities managed on behalf of our clients, a reduction in revenue from the number and size of transactions in which we provide underwriting, financial advisory and other services, increased credit provisions and charge-offs, losses sustained from our customers’ and market participants’ failure to fulfill their settlement obligations, reduced net interest earnings, and other losses. These periods of reduced revenue and other losses could be accompanied by periods of reduced profitability because certain of our expenses including but not limited to our interest expense on debt, rent, facilities and salary expenses are fixed and, our ability to reduce them over short periods of time is limited.

Future downgrades of the U.S. sovereign credit rating by one or more of the major credit rating agencies could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, could have a material adverse effect on our business, financial condition and liquidity.

Concerns about the European Union’s (“EU”) sovereign debt in recent years has caused uncertainty and disruption for financial markets globally. Continued uncertainties loom over the outcome the EU’s financial support programs and the possibility exists that other EU member states may experience similar financial troubles in the future. Any negative impact on economic conditions and global markets from further EU sovereign debt matters could adversely affect our business, financial condition and liquidity.

Our businesses and earnings are affected by the fiscal and other policies adopted by various regulatory authorities of the United States, non-U.S. governments, and international agencies. The Fed regulates the supply of money and credit in the United States. Fed policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies can also materially decrease the value of certain of our financial assets, most notably debt securities. Changes in Fed policies are beyond our control and, consequently, the impact of these changes on our activities and results of our operations are difficult to predict.

U.S. state and local governments also continue to struggle with budget pressures caused by the ongoing less than optimal economic environment, and ongoing concerns regarding municipal issuer credit quality. If these trends continue or worsen, investor concerns could potentially reduce the number and size of transactions in which we participate and in turn reduce investment banking revenues. In addition such factors could adversely affect the value of the municipal securities we hold in our trading securities portfolio.

RJ Bank is particularly affected by economic conditions in North America. United States and/or Canadian factors which are indicative of market conditions include: interest rates, the rate of unemployment, real estate prices, the level of consumer confidence, changes in consumer spending and the number of personal bankruptcies, among others. The deterioration of these factors can diminish loan demand, lead to an increase in mortgage and other loan delinquencies, affect loan repayment performance and result in higher reserves and net charge-offs, which can adversely affect our earnings.

Index

Lack of liquidity or access to capital could impair our business and financial condition.

Maintaining an appropriate level of liquidity, or the amount of capital that is readily available for investment, spending, or to meet our contractual obligations is essential to our business. Our inability to maintain adequate levels of capital in the form of cash and readily available access to the credit and capital markets could have a significant negative effect on our financial condition. If liquidity from our brokerage or banking operations are inadequate or unavailable, we may be required to scale back or curtail our operations, including limiting our efforts to recruit additional financial advisors, selling assets at prices that may be less favorable to us, and cutting or eliminating the dividends we pay to our shareholders. Some potential conditions that could negatively affect our liquidity include the inability of our subsidiaries to generate cash in the form of dividends from earnings, changes imposed by regulators to our liquidity or capital requirements in our subsidiaries that may prevent the upstream of dividends in the form of cash to the parent company, limited or no accessibility to credit markets for secured and unsecured borrowings by our subsidiaries, diminished access to the capital markets at the parent company, and other commitments or restrictions on capital as a result of adverse legal settlements, judgments, or regulatory sanctions.

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

If RJF’s credit ratings were downgraded, or if rating agencies indicate that a downgrade may occur, our business, financial position, and results of operations could be adversely affected, perceptions of our financial strength could be damaged, and as a result, adversely affect our relationships with clients. Such a reduction in our credit ratings could also adversely affect our liquidity and competitive position, increase our incremental borrowing costs, limit our access to the capital markets, trigger obligations under certain financial agreements, or decrease the number of investors, clients and counterparties willing or permitted to do business with or lend to us, thereby curtailing our business operations and reducing profitability. As such, we may not be able to successfully obtain additional outside financing to fund our operations on favorable terms, or at all. The impact of a credit rating downgrade to a level below investment grade would result in our breaching provisions in one of our credit agreements and certain of our derivative instruments, and may result in a request for immediate payment and/or ongoing overnight collateralization on our derivative instruments in liability positions (see Note 18 of the Notes to Consolidated Financial Statements in this Form 10-K for such information as of September 30, 2013).

Furthermore, as a bank holding company, we may become subject to a prohibition or to limitations on our ability to pay dividends or repurchase our stock. The OCC, the Fed, the FDIC, and the SEC (via FINRA) have the authority, and under certain circumstances the duty, to prohibit or to limit the payment of dividends by the subsidiaries to their parent, for the subsidiaries they supervise.

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

Market risk is inherent in the financial instruments associated with our operations and activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, derivatives, and venture capital and merchant banking investments. Market conditions that change from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity prices, relative exchange rates, and price deterioration or changes in value due to changes in market perception or actual credit quality of an issuer.

Index

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

We borrow securities from, and lend securities to, other broker-dealers, and may also enter into agreements to repurchase and agreements to resell securities as part of investing and financing activities. A sharp change in the security market values utilized in these transactions may result in losses if counterparties to these transactions fail to honor their commitments.

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

Also, we permit our clients to purchase securities on margin. During periods of steep declines in securities prices, the value of the collateral securing client margin loans may fall below the amount of the purchaser’s indebtedness. If the clients are unable to provide additional collateral for these margin loans, we may incur losses on those margin transactions. This may cause us to incur additional expenses defending or pursuing claims or litigation related to counterparty or client defaults.

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

We also incur credit risk by lending to businesses and individuals including, but not limited to, C&I loans, commercial and residential mortgage loans, home equity lines of credit, and margin and non-purpose loans collateralized by securities. We incur credit risk through our investments which include MBS, collateralized mortgage obligations, auction rate securities, and other municipal securities.

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

Index

Declines in the real estate market or sustained economic downturns may cause us to write down the value of some of the loans in RJ Bank’s portfolio, foreclose on certain real estate properties or write down the value of some of our available for sale securities portfolio. Credit quality generally may also be affected by adverse changes in the financial performance or condition of our debtors or deterioration in the strength of the U.S. economy. Our policies also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans or satisfy their obligations to us.

See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this Form 10-K for additional information regarding our exposure to and approaches to managing credit risk.

Our business depends on fees generated from the distribution of financial products and on fees earned from the management of client accounts by our asset management subsidiaries.

A large portion of our revenues are derived from fees generated from the distribution of financial products, such as mutual funds and variable annuities. Changes in the structure or amount of the fees paid by the sponsors of these products could directly affect our revenues, business and financial condition. In addition, if these products experience losses or increased investor redemptions, we may receive lower fee revenue from the investment management and distribution services we provide on behalf of the mutual funds and annuities. The investment management fees we are paid may also decline over time due to factors such as increased competition, renegotiation of contracts and the introduction of new, lower-priced investment products and services. Changes in market values or in the fee structure of asset management accounts would affect our revenues, business and financial condition. Asset management fees often are primarily comprised of base management and incentive fees. Management fees are primarily based on assets under management. Assets under management balances are impacted by net inflow/outflow of client assets and market values. Below-market investment performance by our funds and portfolio managers could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new investors and thus further impacting our business and financial condition. If we were to experience the loss of managed accounts, our fee revenue would decline. In addition, in periods of declining market values, our asset values under management may resultantly decline, which would negatively impact our fee revenues.

Our underwriting, market making, trading, and other business activities place our capital at risk.

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

Index

Our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, funding, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. Furthermore, although we do not hold any EU sovereign debt, we may do business with and be exposed to financial institutions that have been affected by the EU sovereign debt circumstances. As a result, defaults by, or even rumors or questions about the financial condition of, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Although we have not suffered any material or significant losses as a result of the failure of any financial counterparty, any such losses in the future may have a material adverse affect on our results of operations.

We have experienced increased pricing pressures in areas of our business which may impair our future revenue and profitability.

Our business continues to experience increased pricing pressures on trading margins and commissions in fixed income and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity market, we have experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic and direct market access trading, which has created additional competitive downward pressure on trading margins. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins.

We may not realize cost savings or other benefits that we anticipated in connection with our acquisition of Morgan Keegan.

On April 2, 2012 we completed our purchase of all of the issued and outstanding shares of Morgan Keegan (refer to the discussion of this acquisition in Note 3 of the Notes to the Consolidated Financial Statements in this Form 10-K).

Acquisitions of this magnitude pose numerous risks, including the failure to achieve anticipated synergies or to realize the projected benefits of the transaction; potential loss of clients or key employees, and the inability to sustain revenue and earnings growth. Even though during the year ended September 30, 2013 we successfully completed the integration of its businesses into those of RJ&A, there is no assurance that the net results of this acquisition over time will yield all of the positive benefits anticipated. If we are not successful in any or all of these areas, there is a risk that our results of operations, financial condition and cash flows may be materially and adversely affected.

Regions may fail to honor its indemnification obligations associated with Morgan Keegan matters.

Under the definitive stock purchase agreement dated January 11, 2012 entered into by RJF and Regions governing our acquisition of Morgan Keegan (the “SPA”), Regions has ongoing obligations to continue to indemnify RJF with respect to certain litigation as well as other matters. RJF is relying on Regions to continue fulfilling its indemnification obligations under the SPA with respect to such matters. Our inability to enforce these indemnification provisions, or our failure to recover losses for which we are entitled to be indemnified, could result in our incurring significant costs for defense, settlement and any adverse judgments and resultantly have an adverse effect on our results of operations, financial condition, and our regulatory capital levels.

See Note 3 of the Notes to the Consolidated Financial Statements in this Form 10-K for further information regarding these indemnification agreements.

Growth of our business could increase costs and regulatory risks.

Integrating acquired businesses, providing a platform for new businesses and partnering with other firms involve a number of risks and present financial, managerial and operational challenges. We may incur significant expenses in connection with further expansion of our existing businesses, or recruitment of financial advisors, or in connection with strategic acquisitions or investments, if and to the extent they arise from time to time. Our overall profitability would be negatively affected if investments and expenses associated with such growth are not matched or exceeded by the revenues that are derived from such investment or growth.

Index

Expansion may also create a need for additional compliance, documentation, risk management and internal control procedures, and often involves the hiring of additional personnel to monitor such procedures. To the extent such procedures are not adequate to appropriately monitor any new or expanded business, we could be exposed to a material loss or regulatory sanction.

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

We compete directly with national full service broker-dealers, investment banking firms, and commercial banks, and to a lesser extent, with discount brokers and dealers and investment advisors. In addition, we face competition from more recent entrants into the market and increased use of alternative sales channels by other firms. We also compete indirectly for investment assets with insurance companies, real estate firms, hedge funds, and others. This competition could cause our business to suffer.

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

Our ability to attract and retain qualified financial advisors and other associates is critical to the continued success of our business.
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

The cost of retaining skilled professionals in the financial services industry has escalated considerably. Employers in the industry are increasingly offering guaranteed contracts, upfront payments, and increased compensation. These can be important factors in a current employee’s decision to leave us as well as a prospective employee’s decision to join us. As competition for skilled professionals in the industry remains intense, we may have to devote significant resources to attracting and retaining qualified personnel. To the extent we have compensation targets, we may not be able to retain our employees which could result in increased recruiting expense or result in our recruiting additional employees at compensation levels that are within our target range. In particular, our financial results may be adversely affected by the costs we incur in connection with any upfront loans or other incentives we may offer to newly recruited financial advisors and other key personnel.

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

Index

We are exposed to operational risk.

Our diverse operations expose us to risk of loss resulting from inadequate or failed internal processes, people and systems, external events, including technological or connectivity failures either at the exchanges in which we do business or between our data center, operations processing sites or our branches. Our businesses depend on our ability to process and monitor, on a daily basis, a large number of complex transactions across numerous and diverse markets. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process these transactions or provide these services. Operational risk exists in every activity, function or unit of our business, and can take the form of internal or external fraud, employment and hiring practices, an error in meeting a professional obligation, or failure to meet corporate fiduciary standards. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If our employees engage in misconduct, our businesses would be adversely affected. Operational risk also exists in the event of business disruption, system failures or failed transaction processing. Third parties with which we do business could also be a source of operational risk, including with respect to breakdowns or failures of the systems or misconduct by the employees of such parties. In addition as we change processes or introduce new products and services, we may not fully appreciate or identify new operational risks that may arise from such changes. Increasing use of automated technology has the potential to amplify risks from manual or system processing errors, including outsourced operations.

Our business contingency plan in place is intended to ensure we have the ability to recover our critical business functions and supporting assets, including staff and technology, in the event of a business interruption. Despite the diligence we have applied to the development and testing of our plans, due to unforeseen factors, our ability to conduct business may in any case be adversely affected by a disruption involving physical site access, catastrophic events including weather related events, events involving electrical, environmental or communications malfunctions, as well as events impacting services provided by others that we rely upon which could impact our employees or third parties with whom we conduct business.

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

Our continued success depends, in part, upon our ability to successfully maintain and upgrade the capability of our systems, our ability to address the needs of our clients by using technology to provide products and services that satisfy their demands, and our ability to retain skilled information technology employees. Failure of our systems, which could result from events beyond our control, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients, violations of applicable privacy and other laws, and regulatory sanctions.

Index

Customer, public, and regulatory expectations regarding operational and information security have increased. Thus, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although cyber security incidents among financial services firms are on the rise, to-date we have not experienced any material losses relating to cyber attacks or other information security breaches, however, there can be no assurance that we will not suffer such losses in the future. Notwithstanding that we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code and other events that could have a security impact. If one or more of these events occur, this could jeopardize our, or our clients’ or counterparties’, confidential and other information processed, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or are not fully covered through any insurance we maintain. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators.

Extraordinary trading volumes beyond reasonably foreseeable spikes in volumes could cause our computer systems to operate at an unacceptably slow speed or even fail. While we have made investments to maintain the reliability and scalability of our systems and maintain hardware to address extraordinary volumes, there can be no assurance that our systems will be sufficient to handle truly extraordinary and unforeseen circumstances. Systems failures and delays could occur and could cause, among other things, unanticipated disruptions in service to our clients or slower system response time resulting in transactions not being processed as quickly as our clients desire, resulting in client dissatisfaction.

See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this Form 10-K for additional information regarding our exposure to and approaches to managing these types of operational risk.

Our operations could be adversely affected by serious weather conditions.

Certain of our principal operations are located in St. Petersburg, Florida. While we have a business continuity plan that permits significant operations to be conducted from our Southfield, Michigan and Memphis, Tennessee locations and we are in process of transitioning our information systems processing to our new information technology data center in the Denver, Colorado area (see Item 2, “Properties” in this Form 10-K for further discussion), our operations could be adversely affected by hurricanes or other serious weather conditions that could affect the processing of transactions, communications, and the ability of our associates to get to our offices, or work from home. Refer to the “we are exposed to credit risk” risk factor in this Item 1A for a discussion of how events, including weather events, could adversely impact RJ Bank’s loan portfolio and the “we are exposed to operational risk” risk factor in this Item 1A, for a discussion of how weather related events could impact our ability to conduct business.

We are exposed to litigation risks.

Many aspects of our business involve substantial risks of liability, arising in the normal course of business. We have been named as a defendant or co-defendant in lawsuits and arbitrations involving primarily claims for damages. The risks associated with potential litigation often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. Unauthorized or illegal acts of our employees could result in substantial liability for us. Advisors may not understand investor needs or risk tolerances. Such failures may result in the recommendation or purchase of a portfolio of assets that may not be suitable for the investor. To the extent we fail to know our customers or improperly advise them, we could be found liable for losses suffered by such customers, which could harm our business. Our Private Client Group business segment has historically had more risk of litigation than our institutional businesses.

In highly volatile markets, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions has historically increased. These risks include potential liability under securities or other laws for alleged materially false or misleading statements made in connection with securities offerings and other transactions, issues related to the suitability of our investment advice based on our clients’ investment objectives, the inability to sell or redeem securities in a timely manner during adverse market conditions, contractual issues, employment claims and potential liability for other advice we provide to participants in strategic transactions. Substantial legal liability could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business and our prospects.

Index

In addition to the foregoing financial costs and risks associated with potential liability, the costs of defending individual litigation and claims continue to increase over time. The amount of outside attorneys’ fees incurred in connection with the defense of litigation and claims could be substantial and might materially and adversely affect our results of operations.

As it pertains to Morgan Keegan, a number of the types of claims and matters described above arising prior to our acquisition are subject to indemnification from Regions. Refer to the separate risk factor in this section entitled, “Regions may fail to honor its indemnification obligations associated with Morgan Keegan matters” for a discussion of the risks associated with these indemnifications.

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

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions may require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. One of our most critical estimates is RJ Bank’s allowance for loan losses. At any given point in time, conditions in the real estate and credit markets may influence the complexity and increase the uncertainty involved in estimating the losses inherent in RJ Bank’s loan portfolio. If management’s underlying assumptions and judgments prove to be inaccurate, one outcome could be that the allowance for loan losses could be insufficient to cover actual losses. Our financial condition, including our liquidity and capital, and results of operations could be materially and adversely impacted. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates,” in this Form 10-K for additional information on the nature of these estimates.

Our financial instruments, including certain trading assets and liabilities, available for sale securities including Auction Rate Securities (“ARS”) , certain loans, intangible assets and private equity investments, among other items, require management to make a determination of their fair value in order to prepare our consolidated financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on our judgment. Some of these instruments and other assets and liabilities may have no direct observable inputs, making their valuation particularly subjective, being based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain securities may make it more difficult to value certain items, which may lead to the possibility that such valuations will be subject to further change or adjustment and could lead to declines in our earnings in subsequent periods.

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

Index

Our risk management and conflicts of interests policies and procedures may leave us exposed to unidentified or unanticipated risk.

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

The market and economic conditions over the past several years have led to legislation and numerous and continuing proposals for changes in the regulation of the financial services industry, including significant additional legislation and regulation in the U.S. and abroad. The Dodd-Frank Act enacted sweeping changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide for greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act became effective immediately, while the details of some provisions remain subject to implementing regulations that are yet to be adopted by various applicable regulatory agencies. The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy cannot be known until all such implementing regulations called for under the Dodd-Frank Act have been finalized and implemented.

The Dodd-Frank Act may impact the manner in which we market our products and services, manage our business and operations and interact with regulators, all of which while not currently anticipated to, could materially impact our results of operations, financial condition and liquidity. Certain provisions of the Dodd-Frank Act that have or may impact our business include, but are not limited to: the establishment of a fiduciary standard for broker-dealers, regulatory oversight of incentive compensation, the imposition of capital requirements on financial holding companies and to a lesser extent, greater oversight over derivatives trading and restrictions on proprietary trading. There is also increased regulatory scrutiny (and related compliance costs) as we continue to grow and surpass certain thresholds outlined in the Dodd-Frank Act. These include but are not limited to RJ Bank’s oversight by the CFPB.

Additionally, we are closely monitoring regulatory developments related to the “Volcker Rule.” Until the final regulations under the Volcker Rule are adopted, the precise definition of prohibited “proprietary trading”, the scope of any exceptions, including those related to market making and hedging activities, and the scope of permitted hedge fund and private equity fund investments remain uncertain. It is unclear under the proposed rules whether some portion of our market making and related risk mitigation activities, as currently conducted, will be required to be curtailed or will be otherwise adversely affected. In addition, the rules, if enacted as proposed, could prohibit our participation and investment in certain securitization structures and could bar us from sponsoring or investing in certain non-U.S. funds. Also, should regulators not exercise their authority to permit us to hold certain investments, including those in illiquid private equity funds, beyond the minimum statutory divestment period, we could incur substantial losses when we dispose of such investments. We may be forced to sell such investments at a substantial discount in the secondary market as a result of both the constrained timing of such sales and the possibility that other financial institutions are likewise liquidating their investments at the same time. When the regulations are final, we will be in a position to complete a review of our relevant activities and make plans to implement compliance with the Volcker Rule, which will likely not require full conformance until July 2014, subject to extensions.

To the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.

The SEC recently adopted amendments, most of which were effective October, 2013, to its financial responsibility rules, including changes to the net capital rule, the customer protection rule, the record-keeping rules, and the notification rules applicable to our broker-dealer subsidiaries. We are currently evaluating the impact of these amendments on our broker-dealer subsidiaries; however, based on our current analyses, we do not believe they will have a material adverse effect on any of our broker-dealer subsidiaries.

Index

The Basel III capital standards will impose additional capital and other requirements on us that could decrease our competitiveness and profitability.

In July 2013, the OCC, the FRB and the FDIC released final U.S. Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Act. The rule increases the quantity and quality of regulatory capital, establishes a capital conservation buffer, and makes selected changes to the calculation of risk-weighted assets. The rule becomes effective for us January 1, 2015, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. We are currently evaluating the impact of these rules on both RJ Bank and RJF. The increased capital requirements could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition or prospects could be adversely affected.

Failure to comply with regulatory capital requirements primarily applicable to RJF, RJ Bank or our broker-dealer subsidiaries would significantly harm our business.

RJF and RJ Bank are subject to various regulatory and capital requirements administered by the federal banking regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJF and RJ Bank must meet specific capital guidelines that involve quantitative measures of RJF and RJ Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. RJF’s and RJ Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components of our capital, risk weightings of assets, off-balance sheet transactions, and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJF and RJ Bank to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets and Tier I Capital to adjusted assets (as defined in the regulations). Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could harm either RJF or RJ Bank’s operations and our financial condition.

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

Index

We currently invest in selected private equity and merchant banking investments (see the description of this activity in the “Other” section of Part 1, Item 1 Business, within this Form 10-K). As a financial holding company, the magnitude of such investments is subject to certain limitations. At our current investment levels, we do not anticipate having to make any otherwise unplanned divestitures of these investments in order to comply with regulatory limits; however, the amount of future investments may be limited in order to maintain compliance within regulatory specified levels.

We are subject to financial holding company regulatory reporting requirements including the maintenance of certain risk-based regulatory capital levels that could impact various capital allocation decisions of one or more of our businesses. However, due to our strong current capital position, we do not anticipate that these capital level requirements will have any negative impact on our future business activities. See the section entitled “Business - Regulation” of Item 1 of this Form 10-K for additional information.

As a financial holding company, we are regulated by the Fed. RJ Bank is regulated by the OCC, the Fed, the CFPB, and the FDIC. This oversight includes, but is not limited to, scrutiny with respect to affiliate transactions and compliance with consumer regulations. The economic and political environment over the past several years has caused increased focus on the regulation of the financial services industry, including many proposals for new rules. Any new rules issued by our regulators could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition, and results of operations. We also may be adversely affected as a result of changes in federal, state, or foreign tax laws, or by changes in the interpretation or enforcement of existing laws and regulations.

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

See the section entitled “Business - Regulation” within Item 1 of this Form 10-K for additional information regarding our regulatory environment and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this Form 10-K regarding our approaches to managing regulatory risk. Regulatory actions brought against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could have a material adverse affect on our business, financial condition or results of operations.

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

Index

The issuance of any additional shares of common stock, or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities, could be substantially dilutive to holders of our common stock. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders. The market price of our common stock could decline as a result of sales or issuance of shares of our common stock or securities convertible into or exchangeable for common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

The RJF headquarters is located on approximately 55 acres within the Carillon office park in St. Petersburg, Florida. The RJF headquarters complex currently includes four main buildings which encompass a total of approximately 878,000 square feet of office space, the RJ Bank building which is a 42,000 square foot two-story building, and two five-story parking garages. At this St. Petersburg location, we have the ability to add approximately 490,000 square feet of new office space. We also have 30,000 square feet of leased warehouse space near the headquarters complex in St. Petersburg.  During fiscal year 2011, we entered into an agreement to purchase approximately 65 acres located in Pasco County, Florida, subject to the outcome of our due diligence.  Our due diligence review of this property is ongoing and we continue to consider the location for potential future expansion of our offices in the Tampa Bay area.  We also conduct operations in Michigan from our 85,000 square-foot building located on 13 acres we own in Southfield, Michigan. During fiscal year 2012, we acquired a three acre parcel of land in the Denver, Colorado area on which we constructed a 40,000 square foot information technology data center that became operational as of July, 2013. We also conduct operations from the former Morgan Keegan headquarters which is located in approximately 237,000 square feet of leased office space in a 21-story office building in downtown Memphis, Tennessee.

We lease offices in various locations throughout the U.S. and in certain foreign countries. With the exception of a company-owned RJ&A branch office building in Crystal River, Florida, and certain interests in real estate holdings held under Morgan Properties, LLC which are insignificant in the aggregate, RJ&A branches are leased from third parties under leases that contain various expiration dates through 2024. RJ Ltd. leases premises for its main offices in Vancouver, Calgary and Toronto and for branch offices throughout Canada. These leases have various expiration dates through 2026. RJ Ltd. does not own any land or buildings. See Note 20 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on our lease commitments.

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

In March 2009, MK & Co. received a Wells Notice from the SEC’s Atlanta Regional Office related to ARS indicating that the SEC staff intended to recommend that the SEC take civil action against the firm. On July 21, 2009, the SEC filed a complaint in the United States District Court for the Northern District of Georgia (the “Court”) against MK & Co. alleging violations of the federal securities laws in connection with ARS that MK & Co. underwrote, marketed and sold. On June 28, 2011, the Court granted MK & Co.’s Motion for Summary Judgment, dismissing the case brought by the SEC. On May 2, 2012, the United States Court of Appeals for the Eleventh Circuit reversed the Court’s decision and remanded the case. A bench trial was held the week of November 26, 2012, and on February 15, 2013, the Court ruled that MK & Co. had been negligent in a few discreet instances and ordered it to repurchase ARS from 17 clients. The court imposed a fine of $100,500 and dismissed all other claims. Beginning in February 2009, MK & Co. commenced a voluntary program to repurchase ARS that it underwrote and sold to MK & Co. customers, and extended that repurchase program on October 1, 2009, to include certain ARS that were sold by MK & Co. to its customers but were underwritten by other firms. On July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to MK & Co. arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires MK & Co. to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties.

The SEC and states of Missouri and Texas are investigating alleged securities law violations by MK & Co. in the underwriting and sale of certain municipal bonds. An enforcement action was brought by the Missouri Secretary of State in April 2013, seeking monetary penalties and other relief. In November 2013, the state dismissed this enforcement action and refiled the same claims as a civil action in the Circuit Court for Boone County, Missouri. A civil action was brought by institutional investors of the bonds on March 19, 2012, seeking a return of their investment and unspecified compensatory and punitive damages. A class action was brought on behalf of retail purchasers of the bonds on September 4, 2012, seeking unspecified compensatory and punitive damages. These actions are in the early stages.

Prior to the Closing Date, Morgan Keegan was involved in other litigation arising in the normal course of its business. On all such matters, RJF is subject to indemnification from Regions pursuant to the terms of the stock purchase agreement.

Indemnification from Regions

As more fully described in Note 3 of the Notes to the Consolidated Financial Statements in this Form 10-K, the SPA provides that Regions will indemnify RJF for losses incurred in connection with any legal proceedings pending as of the closing date or commenced after the closing date related to pre-closing matters. All of the pre-Closing Date Morgan Keegan matters described above are subject to such indemnification provisions. See Note 20 of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information regarding Morgan Keegan’s pre-Closing Date legal matter contingencies.

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

Our common stock is traded on the NYSE under the symbol “RJF.” At November 18, 2013 there were approximately 20,000 holders of our common stock. Our transfer agent is Computershare Shareowner Services LLC whose address is P.O. Box 43006, Providence, RI 02940-3006. The following table sets forth for the periods indicated the high and low trades for our common stock:

	Fiscal year
	2013		2012
	High	Low	High	Low
First quarter	$39.99	$36.26	$32.37	$23.16
Second quarter	$48.22	$39.23	$38.18	$31.59
Third quarter	$46.73	$39.31	$37.67	$31.96
Fourth quarter	$45.55	$41.11	$38.95	$30.99

Cash dividends per share of common stock paid during the quarter are reflected below. The dividends were declared during the quarter preceding their payment.

	Fiscal year
	2013	2012
First quarter	$0.13	$0.13
Second quarter	$0.14	$0.13
Third quarter	$0.14	$0.13
Fourth quarter	$0.14	$0.13

On August 22, 2013, our Board of Directors declared a quarterly dividend of $0.14 in cash per share of common stock which was paid on October 15, 2013. Additionally, on November 21, 2013, our Board of Directors declared a quarterly dividend of $0.16 in cash per share of common stock, to be paid January 16, 2014 to shareholders of record on January 2, 2014.

See Note 25 of the Notes to Consolidated Financial Statements in this Form 10-K for information regarding our intentions for paying cash dividends and the related capital restrictions.

Index

The following table presents information on our purchases of our own stock, on a monthly basis, for the twelve month period ended September 30, 2013:

	Number of shares purchased (1)	Average price per share
October 1, 2012 – October 31, 2012	48	$36.73
November 1, 2012 – November 30, 2012	37,482	36.78
December 1, 2012 – December 31, 2012	183,115	37.63
First quarter	220,645	$37.48

January 1, 2013 – January 31, 2013	24,328	$39.01
February 1, 2013 – February 28, 2013	2,050	41.23
March 1, 2013 – March 31, 2013	3,208	35.90
Second quarter	29,586	$38.83

April 1, 2013 – April 30, 2013	5,928	$44.40
May 1, 2013 – May 31, 2013	23,532	41.52
June 1, 2013 – June 30, 2013	552	41.93
Third quarter	30,012	$42.10

July 1, 2013 – July 31, 2013	9,637	$43.31
August 1, 2013 – August 31, 2013	17,489	42.97
September 1, 2013 – September 30, 2013	282	39.77
Fourth quarter	27,408	$43.06
Fiscal year total	307,651	$38.56

(1)
We purchase our own stock in conjunction with a number of activities, each of which are described below.  We do not have a formal stock repurchase plan. As of September 30, 2013, there is $49.4 million remaining on the current authorization of our Board of Directors for open market share repurchases.

From time to time, our Board of Directors has authorized specific dollar amounts for repurchases at the discretion of our Board’s Securities Repurchase Committee. The decision to repurchase securities is subject to cash availability and other factors. Historically we have considered such purchases when the price of our stock approaches 1.5 times book value.  We did not purchase any of our shares in open market transactions during the year ended September 30, 2013.

Share purchases for the trust fund that was established and funded to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiaries (see Note 2 and Note 11 of the Notes to Consolidated Financial Statements in this Form 10-K for more information on this trust fund) amounted to 125,700 shares for a total of $4.7 million, for the fiscal year ended September 30, 2013.

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  During the fiscal year ended September 30, 2013, there were 181,951 shares surrendered to us by employees for a total of $7.1 million as payment for option exercises or withholding taxes.

Index

Item 6.	SELECTED FINANCIAL DATA

	Year ended September 30,
	2013	2012	2011	2010		2009
	(in thousands, except per share data)
Operating results:
Total revenues	$4,595,798	$3,897,900	$3,399,886	$2,979,516		$2,602,519
Net revenues	$4,485,427	$3,806,531	$3,334,056	$2,916,665		$2,545,566
Net income attributable to RJF	$367,154	$295,869	$278,353	$228,283		$152,750
Net income per share - basic	$2.64	$2.22	$2.20	$1.83		$1.25	(1)
Net income per share - diluted	$2.58	$2.20	$2.19	$1.83		$1.25	(1)
Weighted-average common shares outstanding - basic	137,732	130,806	122,448	119,335		117,188	(1)
Weighted-average common and common equivalent shares outstanding - diluted	140,541	131,791	122,836	119,592		117,288	(1)
Cash dividends per common share - declared	$0.56	$0.52	$0.52	$0.44		$0.44
Financial condition:
Total assets	$23,186,122	$21,160,265	$18,006,995	$17,883,081	(2)	$18,226,728	(3)
Long-term debt (4)	$1,239,855	$1,385,514	$662,006	$416,369		$477,423
Shareholders’ equity	$3,662,924	$3,268,940	$2,587,619	$2,302,816		$2,032,463
Shares outstanding (5)	138,750	136,076	123,273	121,041		118,799
Book value per share at end of year	$26.40	$24.02	$20.99	$19.03		$17.11
Tangible book value per share at end of year (a non-GAAP measure) (6)	$23.86	$21.42	$20.45	$18.49		$16.56

(1)
Effective for fiscal year 2010, we implemented new accounting guidance that changed the manner in which earnings per share were computed. The new guidance requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and, therefore, included in the earnings allocation in computing earnings per share under the two-class method. Our unvested restricted shares and certain restricted stock units granted as part of our share-based compensation are considered participating securities. To enhance comparability, the earnings per share amounts and the weighted-average share amounts outstanding has been revised from the amounts initially reported, to reflect the amounts which would have been presented had this accounting guidance been effective in that year.

(2)
Total assets include $3.1 billion in qualifying assets, offset by $2.4 billion in overnight borrowings and $700 million in additional RJBDP deposits to meet point-in-time regulatory balance sheet composition requirements related to RJ Bank’s qualifying as a thrift institution at such time.

(3)
Total assets include $1.2 billion in U.S. Treasury securities and $2 billion in reverse repurchase agreements, offset by $2.3 billion in additional RJBDP deposits and $900 million in overnight borrowings to meet point-in-time regulatory balance sheet composition requirements related to RJ Bank’s qualifying as a thrift institution at such time.

(4)
Includes the portion of the following debt instruments which repayment is due later than twelve months from September 30 of the respective year: our senior notes, loans payable of consolidated variable interest entities (“VIE”) (which are non-recourse to us), Federal Home Loan Bank (“FHLB”) advances, our mortgage loan, the minimum required outstanding balance on the New Regions Credit Agreement (as hereinafter defined in Item 7 - Borrowings and Financing Arrangements in this Form 10-K), and the term debt of any joint venture we consolidate.

(5)	Excludes non-vested shares.

(6)
This non-GAAP measure is computed by dividing shareholders’ equity, less goodwill and other identifiable intangible assets, net of their related deferred tax balances (which are $9 million, $8 million and $6 million as of September 30, 2013, 2012 and 2011 respectively), by the number of shares outstanding. Management believes tangible book value per share is a measure that is useful to assess capital strength and that the GAAP and non-GAAP measures should be considered together.

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

Executive overview

We operate as a financial services and bank holding company. Results in the businesses in which we operate are highly correlated to the general overall strength of economic conditions and, more specifically, to the direction of the U.S. equity and fixed income markets, the corporate and mortgage lending markets and commercial and residential credit trends.  Overall market conditions, interest rates, economic, political and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control.  These factors affect the financial decisions made by market participants which include investors, borrowers, and competitors, impacting their level of participation in the financial markets. These factors also impact the level of public offerings, trading profits, interest rate volatility and asset valuations, or a combination thereof.  In turn, these decisions and factors affect our business results.

Year ended September 30, 2013 compared with the year ended September 30, 2012

We achieved record net revenues of $4.5 billion, a $679 million, or 18%, increase compared to the prior year. All four operating segments achieved record net revenues and pre-tax earnings this fiscal year. Revenues were higher in fiscal year 2013 in part because the results include twelve months of Morgan Keegan operations as compared to six months in fiscal year 2012. In addition, fiscal year 2013 net revenues include a $65 million gain on a proprietary capital investment (a $22.7 million impact to RJF net revenues after noncontrolling interests), which further elevated our revenues.

Our pre-tax income increased $93 million, or 20%, compared to the prior year, to $564 million.  Excluding the acquisition related expenses primarily resulting from the Morgan Keegan acquisition, we generated adjusted pre-tax income of $644 million (a non-GAAP measure)(1), a 21% increase over the prior year. Earnings per share increased 17% over the prior year, to $2.58 per share. Excluding the acquisition related expenses mentioned above, adjusted earnings per share (a non-GAAP measure)(1) increased 18%, to $2.95 per share.

All of our operating segments performed well during the year, as each achieved record levels of pre-tax income. Total client assets under administration were a record $425.4 billion at September 30, 2013, a 10% increase over the prior year level. Non-interest expenses increased $553 million, or 17%, primarily as a result of the inclusion of a full year of expenses from legacy Morgan Keegan businesses. Increases in compensation related expenses, information technology expenses, and acquisition related expenses were partially offset by a decrease in the bank loan loss provision.

Significant milestones achieved in fiscal year 2013 include the mid-February 2013 transfer of all of the Morgan Keegan financial advisors and client accounts from the Morgan Keegan platform to the RJ&A platform. Following that conversion and allowing time for the former Morgan Keegan financial advisors to become proficient in the use of the RJ&A platform, in the June 2013 quarter we implemented staff reductions. These reductions occurred mainly within our information technology groups where there was significant overlap in historic Morgan Keegan and RJ&A support staffing that we had elected to maintain through the platform conversion date in order to ensure the continued high levels of service to financial advisors and clients while we operated on two different platforms. Retention levels remain very high for the legacy Morgan Keegan financial advisors. The Morgan Keegan Capital Markets businesses were also integrated (primarily fixed income and public finance investment banking) during the year, and further staff reductions were made. Given these accomplishments, as of September 30, 2013 our various Morgan Keegan integration initiatives have been substantially and successfully completed.

(1)	Refer to the discussion and reconciliation of the GAAP results to the non-GAAP results in the “Non-GAAP Reconciliation” section of this MD&A.

Index

A summary of the most significant items impacting our financial results as compared to the prior year, in addition to the impact of twelve months of Morgan Keegan operations in the current year compared to six months in the prior year, are as follows:

•
Our Private Client Group segment generated net revenues of $2.9 billion, an 18% increase, while pre-tax income increased 7% to $230 million.  The increase in revenues is primarily attributable to increased securities commissions and fee revenues, predominately arising from fee-based accounts. Pre-tax income was negatively impacted by an increase in commission expenses (driven primarily by the increase in corresponding commission revenues) as well as an increase in communication and information processing expense. Client assets under administration of the Private Client Group increased 9% over the prior year, to $402.6 billion at September 30, 2013.

•
The Capital Markets segment generated net revenues of $927 million, a 15% increase, while pre-tax income increased 35% to $102 million. We experienced significant increases in institutional fixed income commission revenues, merger and acquisition fees, and fixed income investment banking revenues. Equity capital markets commission levels increased as a result of improved equity market conditions. Results from our equity capital markets investment banking business have been uneven throughout the year, characterized by intermittent periods of significant activity, and ending the year with strong results. Our fixed income operations improved overall, but were negatively impacted during times of adverse fixed income market conditions. These adverse conditions resulted from medium and longer term interest rate volatility, which negatively impacted our trading results.

•
Our Asset Management segment generated revenues of $293 million, a 23% increase, while pre-tax income increased 43% to $96 million.  Assets under management in managed programs increased 31% to a record $56 billion as of September 30, 2013.  Strong net inflows of client assets in managed programs, including from legacy MK & Co. branches, market appreciation, and our acquisition of an interest in ClariVest, contributed to the increase.

•
RJ Bank generated $268 million in pre-tax income, an 11%, increase.  The increase resulted primarily from the significant decrease in the loan loss provision expense and an increase in net interest income. The decrease in the loan loss provision expense resulted from an improved credit environment, the favorable resolution of certain problem loans, and a significant reduction in residential mortgage delinquent loans. The increase in net interest income was primarily the result of an increase in average loans outstanding.

•
In our non-operating Other segment, our results reflect a $6 million increase in our pre-tax loss. This segment includes certain corporate expenses, our principal capital and our private equity activities. Our results were favorably impacted by the sale of our indirect investment in Albion Medical Holdings, Inc. (“Albion”) in April, 2013. The Albion investment generated an increase of $18 million in pre-tax income (net of noncontrolling interests). We also experienced other less significant increases on other investments in our private equity portfolio. Those increases were more than offset by additional acquisition and integration related costs incurred from the Morgan Keegan acquisition, and a full year’s interest expense associated with debt financings executed in March 2012 to finance a portion of the acquisition.

•
Our earnings benefited from a favorable effective tax rate in fiscal year 2013. Our effective tax rate in fiscal year 2013 decreased to 34.9% from 37.3% in fiscal year 2012. The tax rate decrease primarily resulted from a nonrecurring tax benefit resulting from a change in management’s repatriation strategy of certain foreign earnings as well as a significant increase in nontaxable income associated with the change in market value of company-owned life insurance.

With regard to regulatory changes that could impact our businesses in the future, our view of the potential impact to us of future regulations is substantially unchanged by the regulatory activities that occurred during the year. Based on our review of the Dodd-Frank Act, and because of the nature of our businesses and our business practices, we presently do not expect the legislation to have a significant direct impact on our operations as a whole. However, because some of the implementing regulations have yet to be adopted by various regulatory agencies, the specific impact on some of our businesses remains uncertain.

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

Our fiscal year 2012 results include six months of Morgan Keegan results, and therefore comparisons to prior years are not necessarily meaningful for many of our key financial and operating metrics. Furthermore, integration of both equity and fixed income capital markets began immediately following the Closing Date which precludes the determination of legacy Morgan Keegan results in those areas. Regarding our integration plans, our plan is to migrate all the private client financial advisors and client accounts off of the Morgan Keegan platforms and fully integrate those operations onto our RJ&A platform during the second quarter of fiscal year 2013.

Despite the somewhat challenging market conditions during the fiscal year, most of our businesses performed relatively well as we accomplished record annual net revenue and net income levels. Our net revenues of $3.8 billion represent a 14% increase compared to the prior year. Excluding net revenues estimated to be attributable to the addition of Morgan Keegan, net revenues increased 2% compared to the prior year.  All of our segments realized increased revenues over the prior year. Total client assets under administration increased to $386 billion, a 51% increase as compared to the prior year. Approximately $85 billion of the client assets under administration total are associated with legacy Morgan Keegan branches. Our Private Client Group and Capital Markets segments benefited significantly from the acquisition of Morgan Keegan. Non-interest expenses increased $455 million, or 16%, from the prior year primarily due to the addition of Morgan Keegan. The fiscal year 2012 non-interest expenses include $59 million of acquisition and integration related costs we incurred specifically associated with the Morgan Keegan acquisition, while the prior year includes $41 million pertaining to a nonrecurring loss on auction rate securities repurchased.  The bank loan loss provision decreased $8 million from the prior year reflecting the overall improvement in the credit markets over that period.

Inclusive of the impact of the acquisition of Morgan Keegan, our pre-tax income increased $10 million, or 2%, while our net income increased $18 million, or 6%, as compared to the prior year.  After consideration of the acquisition related expenses we incurred and the $2 million of incremental interest expense we incurred as part of the pre-Closing Date execution of our Morgan Keegan purchase financing strategies, we generated adjusted pre-tax income of $533 million (a non-GAAP measure) (1) in fiscal year 2012. After adjusting fiscal year 2011 for the effect of the nonrecurring loss on auction rate securities repurchased, we generated adjusted pre-tax income of $503 million (a non-GAAP measure) (1), reflecting an increase in adjusted pre-tax income (a non-GAAP measure) (1) of $30 million, or 6%, in fiscal year 2012 as compared to the prior year.

Our financial results during fiscal year 2012 were most significantly impacted by:

•
Our Private Client Group segment generated net revenues of $2.5 billion in fiscal year 2012, a 13% increase over the prior year.  Pre-tax income of $215 million represents a 2% decrease compared to the prior year.  The increase in revenues is in large part due to our acquisition of Morgan Keegan and the high levels of retention of the Morgan Keegan financial advisors since the acquisition Closing Date. Client assets under administration of the Private Client Group increased 44% at September 30, 2012 as compared to the prior year, to $368 billion, which is a result of both the assets brought on by Morgan Keegan branches and 19% growth in legacy RJF private client assets. Fiscal year 2012’s pre-tax income was negatively impacted by a significant increase in our technology costs resulting from system enhancements to existing platforms and projects which address numerous regulatory requirements.

(1)	Refer to the discussion and reconciliation of the GAAP results to the non-GAAP results in the “Non-GAAP Reconciliation” section of this MD&A.

Index

•
The Capital Markets segment realized a $7 million, or 8%, decrease in pre-tax income. After adjusting for the adverse impact of the emerging markets businesses, the segment generated an increase in pre-tax income of $5 million, or 6%, as compared to the prior year, this despite very challenging equity capital markets conditions throughout the year. As a result of our Morgan Keegan acquisition, we realized substantially increased fixed income institutional sales commissions as well an increase in trading profits compared to the prior year.  Our acquisition of Morgan Keegan provides us with significantly increased scale in the capital markets industry, primarily as it pertains to fixed income operations and public finance. Weakness in the equity capital markets throughout the year significantly impacted both our institutional equity sales commission levels as well as our equity underwriting fee revenues. A decrease in fiscal year 2012 equity capital markets activity in Canada, which had a particularly strong prior year, also had a significant negative impact on our fiscal year 2012 segment results.

•
Our Asset Management segment generated $67 million of pre-tax income in fiscal year 2012, a 2% increase compared to the prior year.  Assets under management increased to record levels as of September 30, 2012.  Net inflows of client assets, including assets of Morgan Keegan clients, and appreciation in the market values of assets drove the increase.

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

•
In our non-operating Other segment, our results reflect a $127 million pre-tax loss. This segment includes our principal capital and private equity activities which produced pre-tax income of $15 million (after consideration of the attribution to noncontrolling interests) generated by income received and positive valuation adjustments arising from certain of our investments in that portfolio. The segment also includes $59 million of acquisition and integration related costs we incurred in fiscal year 2012 that were associated with the Morgan Keegan acquisition, as well as $62 million of interest expense. The interest expense includes additional interest expense resulting from March 2012 financings to fund a portion of the Morgan Keegan acquisition.

•
Our effective tax rate in fiscal year 2012 decreased to 37.3% from the prior year rate of 39.7%, primarily resulting from gains realized in fiscal year 2012 (as compared to losses in the prior year) on our company-owned life insurance investments, which are not subject to tax.

During January 2012, RJF’s application to become a bank holding company and a financial holding company was approved by the Fed and RJ Bank’s conversion to a national bank was approved by the OCC.  These changes became effective February 1, 2012.  This status better represents the way RJ Bank has been conducting its business.

Index

Segments

Effective September 30, 2013, we implemented changes in our reportable segments. The changes are a result of management’s assessment of the usefulness and materiality of certain of our historic reportable segments. The effect of the change is that we now report the following five business segments: Private Client Group; Capital Markets; Asset Management; RJ Bank; and the Other segment.  Prior period amounts related to the change in reportable segments have been reclassified to conform to the current presentation.

The following table presents our consolidated and segment gross revenues and pre-tax income, excluding noncontrolling interests, for the years indicated:

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Total company
Revenues	$4,595,798	$3,897,900	$3,399,886
Pre-tax income excluding noncontrolling interests	564,187	471,525	461,247

Private Client Group
Revenues	2,930,603	2,484,670	2,192,422
Pre-tax income	230,315	215,091	220,299

Capital Markets
Revenues	945,477	820,852	707,460
Pre-tax income	102,171	75,755	82,521

Asset Management
Revenues	292,817	237,224	226,511
Pre-tax income	96,300	67,241	66,176

RJ Bank
Revenues	356,130	345,693	281,992
Pre-tax income	267,714	240,158	172,993

Other
Revenues	126,401	58,412	27,329
Pre-tax loss	(132,313)	(126,720)	(80,742)

Intersegment eliminations
Revenues	(55,630)	(48,951)	(35,828)

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

The following table provides a reconciliation of the GAAP basis to the non-GAAP measures:

	Year ended September 30,
	2013	2012	2011
	($ in thousands, except per share amounts)
Net income attributable to RJF, Inc. - GAAP basis	$367,154	$295,869	$278,353
Non-GAAP adjustments :
Acquisition related expenses (1)	73,454	59,284	—
RJF’s share of RJES goodwill impairment expense (2)	4,564	—	—
RJES restructuring expense (3)	1,902	—	—
Interest expense (4)	—	1,738	—
Loss on auction rate securities repurchased (5)	—	—	41,391
Pre-tax non-GAAP adjustments	79,920	61,022	41,391
Tax effect of non-GAAP adjustments (6)	(27,908)	(22,731)	(16,412)
Net income attributable to RJF, Inc. - Non-GAAP basis	$419,166	$334,160	$303,332
Non-GAAP adjustments to common shares outstanding:
Effect of the February 2012 share issuance on weighted average common shares outstanding (7)	—	(1,396)	—
Non-GAAP earnings per common share:
Non-GAAP basic	$3.01	$2.53	$2.40
Non-GAAP diluted	$2.95	$2.51	$2.39
Average equity - GAAP basis (8)	$3,465,323	$3,037,789	$2,472,726
Average equity - non-GAAP basis (9)	$3,483,531	$3,027,259	$2,477,722
Return on equity	10.6%	9.7%	11.3%
Return on equity - non-GAAP basis (10)	12.0%	11.0%	12.2%

(1)	The non-GAAP adjustment adds back to pre-tax income one-time acquisition and integration expenses associated with acquisitions that were incurred during each respective period.

(2)
The non-GAAP adjustment adds back to pre-tax income RJF’s share of the total goodwill impairment expense associated with our RJES reporting unit. See further discussion of this impairment expense in the Goodwill section of this Item 7 and in Note 13 of the Notes to Consolidated Financial Statements in this Form 10-K.

(3)	The non-GAAP adjustment adds back to pre-tax income restructuring expenses associated with our RJES operations.

(4)
The non-GAAP adjustment adds back to pre-tax income the incremental interest expense incurred during the March 31, 2012 quarter on debt financings that occurred in March 2012, prior to and in anticipation of, the closing of the Morgan Keegan acquisition.

(5)	The non-GAAP adjustment adds back to pre-tax income the loss associated with the resolution of the ARS matter.

(6)	The non-GAAP adjustment reduces net income for the income tax effect of all the pre-tax non-GAAP adjustments, utilizing the effective tax rate applicable to the respective year.

(7)
The non-GAAP adjustment to the weighted average common shares outstanding in the basic and diluted non-GAAP earnings per share computation reduces the actual shares outstanding for the effect of the 11,075,000 common shares issued by RJF in February 2012 as a component of our financing of the Morgan Keegan acquisition.

(8)	Computed by adding the total equity attributable to RJF, Inc. as of each quarter-end date during the indicated year to date period, plus the beginning of the year total, divided by five.

(9)	The calculation of non-GAAP average equity includes the impact on equity of the non-GAAP adjustments described in the table above, as applicable for each respective period.

(10)
Computed by utilizing the net income attributable to RJF, Inc.-non-GAAP basis and the average equity-non-GAAP basis, for each respective period. See footnote (9) above for the calculation of average equity-non-GAAP basis.

Index

Net interest analysis

We have certain assets and liabilities, not only held in our RJ Bank segment but also held in our PCG and Capital Markets segments, which are subject to changes in interest rates; these changes in interest rates have an impact on our overall financial performance. Given the relationship of our interest sensitive assets to liabilities held in each of these segments, an increase in short-term interest rates would result in an overall increase in our net earnings (we currently have more assets than liabilities with a yield that would be affected by a change in short-term interest rates).  A gradual increase in short-term interest rates would have the most significant favorable impact on our PCG and RJ Bank segments (refer to the table in Item 7a - Interest Rate Risk in this Form 10-K, which presents an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates using RJ Bank’s own internal asset/liability model).

Based upon our analysis, we estimate that a 100 basis point instantaneous rise in short-term interest rates could result in an increase in our pre-tax income in the range of approximately $140 million to $170 million over a twelve month period. Approximately half of such an increase would be attributable to account and service fee revenues (resulting from an increase in the fees generated in lieu of interest income from our multi-bank sweep program with unaffiliated banks and the discontinuance of money market fee waivers) which are reported in the PCG segment, and the remaining portion of the increase attributable to net interest income reported in both our PCG and RJ Bank segments. This estimate is based on static balances as of September 30, 2013 and conservative assumptions related to interest rates earned by clients on their cash balances in various interest rate environments. The actual amount of any increase we would realize in the future will ultimately be based on a number of factors including but not limited to, the actual change in balances, the rapidity and magnitude of the increase in interest rates, the competitive landscape at such time, and the returns on comparable investments which will factor into the interest rates we pay on client cash balances. The vast majority of any incremental benefit to pre-tax income from a rise in short-term interest rates would be expected to arise from the first 100 basis point increase, as we presume that a significant portion of any further incremental increase in short-term interest rates would be passed along to clients, and thus such additional interest revenues and interest sensitive fees would be offset by increases of similar amounts in our interest expense.

Index

The following table presents our consolidated average interest-earning asset and liability balances, interest income and expense balances, and the average yield/cost, for the years indicated:

	Year ended September 30,
	2013			2012			2011
	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,775,251	$60,931	3.43%	$1,695,197	$60,104	3.55%	$1,495,931	$52,361	3.50%
Assets segregated pursuant to regulations and other segregated assets	3,554,917	17,251	0.49%	3,236,290	16,050	0.50%	2,480,244	16,343	0.66%
Bank loans, net of unearned income (2)	8,605,013	335,964	3.90%	7,501,832	319,211	4.26%	6,291,748	270,057	4.29%
Available for sale securities	739,976	8,005	1.08%	659,053	9,076	1.38%	402,229	10,815	2.69%
Trading instruments(3)	742,991	20,089	2.70%	764,365	20,977	2.74%	598,155	20,549	3.44%
Stock loan	349,285	8,271	2.37%	577,879	9,110	1.58%	649,529	6,035	0.93%
Loans to financial advisors (3)	421,645	6,510	1.54%	342,858	4,797	1.40%	225,461	4,688	2.08%
Corporate cash and all other (3)	3,076,912	16,578	0.54%	2,415,466	13,933	0.58%	2,129,560	11,470	0.54%
Total	$19,265,990	$473,599	2.46%	$17,192,940	$453,258	2.64%	$14,272,857	$392,318	2.75%

Interest-bearing liabilities:
Brokerage client liabilities	$4,866,091	2,049	0.04%	$4,258,197	$2,213	0.05%	$3,456,009	$3,422	0.10%
Bank deposits (2)	9,133,260	9,032	0.10%	8,032,768	9,484	0.12%	6,967,727	12,543	0.18%
Trading instruments sold but not yet purchased (3)	241,334	3,595	1.49%	173,458	2,437	1.40%	162,616	3,621	2.23%
Stock borrow	125,507	2,158	1.72%	163,262	1,976	1.21%	224,306	1,807	0.81%
Borrowed funds	361,317	4,724	1.31%	314,975	5,915	1.88%	133,216	3,969	2.98%
Senior notes	1,148,759	76,113	6.63%	877,066	58,523	6.67%	473,112	31,320	6.62%
Loans payable of consolidated variable interest entities (3)	70,325	3,959	5.63%	88,762	5,032	5.67%	105,509	6,049	5.73%
Other (3)	336,226	8,741	2.60%	282,359	5,789	2.05%	61,717	3,099	5.02%
Total	$16,282,819	$110,371	0.68%	$14,190,847	$91,369	0.64%	$11,584,212	$65,830	0.57%
Net interest income		$363,228			$361,889			$326,488

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

Index

Year ended September 30, 2013 compared with the year ended September 30, 2012 – Net Interest Analysis

Net interest income was relatively unchanged as compared to the prior year level. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

Net interest income in the PCG segment was also relatively unchanged as compared to the prior year. In the historically low rate interest environment that existed during fiscal year 2013, we earned a historically low interest spread on client cash balances, thus we experienced only a nominal favorable impact on our net interest revenues despite increases in client balances outstanding.

RJ Bank’s net interest income increased $17 million, or 5%, primarily as a result of an increase in average loans outstanding, partially offset by a decrease in net interest margin.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Interest income earned on our available for sale securities portfolio decreased from the prior year due to significantly lower yields on the portfolio which more than offset the increase resulting from higher investment balances. The average balance of the portfolio increased primarily as a result of the ARS we acquired halfway through the prior year as a part of the Morgan Keegan acquisition. Given the significantly lower yields from these securities, the weighted-average yield on the total available for sale securities portfolio declined.

Interest expense on our senior notes increased approximately $18 million over the prior year.  The increase primarily results from our March 2012 issuances of $350 million 6.9% senior notes and $250 million 5.625% senior notes. Both of the March 2012 debt offerings were part of our acquisition financing activities and other transactions associated with the Morgan Keegan acquisition.

Year ended September 30, 2012 compared with the year ended September 30, 2011 – Net Interest Analysis

Net interest income in fiscal year 2012 increased $35 million, or 11%, as compared to the prior year.

Net interest income in the PCG segment increased $13 million, or 18%, despite the impact of more client assets entering our multi-bank sweep program, which pays a fee in lieu of interest. The increase was primarily the result of an increase in client margin balances, a portion of which resulted from the addition of the balances associated with Morgan Keegan clients.

RJ Bank’s net interest income in fiscal year 2012 increased $51 million, or 19%, primarily as a result of an increase in average loans outstanding.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Interest income earned on our available for sale securities portfolio decreased in fiscal year 2012 due to significantly lower yields on the portfolio as compared to the prior year. The average balance of the portfolio increased primarily as a result of the ARS we repurchased during the quarter ended September 30, 2011 as well as the ARS we acquired in the Morgan Keegan transaction. The yield on ARS is significantly lower than the yield on historical available for sale securities. In addition, the yield on the portion of the portfolio that is not invested in ARS decreased substantially. The result is a substantially lower weighted-average yield on available for sale securities as compared to the prior year.

Interest expense on our senior notes increased approximately $27 million in fiscal year 2012 over the prior year.  The increase is primarily comprised of $21 million of interest expense resulting from our March 2012 issuance of $350 million 6.9% senior notes and $250 million 5.625% senior notes; and $6 million of additional interest expense in fiscal year 2012 associated with our April 2011 issuance of $250 million 4.25% senior notes. Both of the March 2012 debt offerings were part of our financing activities associated with funding the Morgan Keegan acquisition which closed on April 2, 2012.

Index

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the years indicated:

	Year ended September 30,
	2013	% change	2012	% change	2011
	($ in thousands)
Revenues:
Securities commissions and fees:
Equities	$289,395	10%	$263,578	(5)%	$276,562
Fixed income products	98,994	18%	83,698	39%	60,193
Mutual funds	621,459	21%	514,146	12%	458,555
Fee-based accounts	1,016,340	26%	808,361	18%	685,672
Insurance and annuity products	338,666	12%	303,628	16%	261,045
New issue sales credits	90,747	10%	82,811	10%	75,590
Sub-total securities commissions and fees	2,455,601	19%	2,056,222	13%	1,817,617
Interest	96,926	1%	95,866	17%	82,272
Account and service fees:
Client account and service fees	162,283	9%	148,873	20%	123,674
Mutual fund and annuity service fees	168,055	23%	136,514	24%	110,281
Client transaction fees	16,932	(21)%	21,547	(37)%	34,162
Correspondent clearing fees	3,059	9%	2,812	(19)%	3,454
Account and service fees – all other	282	29%	219	2%	215
Sub-total account and service fees	350,611	13%	309,965	14%	271,786
Other	27,465	21%	22,617	9%	20,747
Total revenues	2,930,603	18%	2,484,670	13%	2,192,422

Interest expense	11,625	5%	11,039	5%	10,548
Net revenues	2,918,978	18%	2,473,631	13%	2,181,874

Non-interest expenses:
Sales commissions	1,765,933	18%	1,491,286	12%	1,332,207
Admin & incentive compensation and benefit costs	481,253	14%	420,553	22%	344,063
Communications and information processing	163,125	43%	113,931	62%	70,472
Occupancy and equipment	113,573	19%	95,551	24%	77,186
Business development	65,679	—	65,505	18%	55,542
Clearance and other	99,100	38%	71,714	(13)%	82,445
Total non-interest expenses	2,688,663	19%	2,258,540	15%	1,961,915
Income before taxes and including noncontrolling interests	230,315	7%	215,091	(2)%	219,959
Noncontrolling interests	—		—		(340)
Pre-tax income excluding noncontrolling interests	$230,315	7%	$215,091	(2)%	$220,299
Margin on net revenues	7.9%		8.7%		10.1%

Index

The following table presents a summary of PCG financial advisors as of the periods indicated:

	Employees	Independent contractors	September 30, 2013 total	September 30, 2012 total(1)
RJ&A	2,443	—	2,443	1,594
MK & Co. (2)	—	—	—	892
RJFS	—	3,275	3,275	3,220
RJ Ltd.	176	230	406	438
RJIS	—	73	73	66
Total financial advisors	2,619	3,578	6,197	6,210

(1) As of September 30, 2013 we refined the criteria to determine our financial advisor population. The prior year counts have been revised to provide consistency in the application of our current criteria.

(2)
We acquired Morgan Keegan on April 2, 2012. We successfully integrated the PCG operations of MK & Co. onto the RJ&A platform in February 2013. At that time, 863 financial advisors of MK & Co. became RJ&A financial advisors.

The following table presents a summary of PCG branch locations as of the periods indicated:

	Traditional branches	Satellite offices	Independent contractor branches	September 30, 2013 total	September 30, 2012 total(1)
RJ&A	242	107	—	349	228
MK & Co. (2)	—	—	—	—	139
RJFS	—	572	1,433	2,005	1,996
RJ Ltd.	12	24	86	122	122
RJIS	—	—	42	42	39
Total branch locations	254	703	1,561	2,518	2,524

(1)
As of September 30, 2013 we no longer include investment advisor representative branches as part of our branch count. The prior year counts have been revised to provide consistency in the application of our current criteria.

(2)	We acquired Morgan Keegan on April 2, 2012. We successfully integrated the PCG operations of MK & Co. onto the RJ&A platform in February 2013.

Year ended September 30, 2013 compared with the year ended September 30, 2012 – Private Client Group

Net revenues increased $445 million, or 18%, while pre-tax income increased $15 million, or 7%. PCG’s pre-tax margin on net revenues decreased to 7.9% as compared to 8.7% in fiscal year 2012.

A full year of MK & Co. private client group operations are included in the current year results as compared to six months in fiscal year 2012. Therefore, comparisons of our legacy private client group operations to our current operations are not meaningful. As of mid-February 2013, all of the MK & Co. financial advisors and client accounts from the MK & Co. platform were transferred to, and integrated with, the RJ&A platform.

Securities commissions and fees increased $399 million, or 19%.  A significant portion of this increase resulted from our acquisition of Morgan Keegan on April 2, 2012, which brought over 900 financial advisors into PCG, 863 of whom were retained through the February 2013 integration of the Morgan Keegan operations into those of RJ&A. Securities commissions and fee revenues generated by our Canadian operations increased 6% over the prior year. Despite a small decrease in the total number of PCG financial advisors at September 30, 2013 compared to September 30, 2012, the average productivity per financial advisor for the same comparable period has increased 9%. Client assets under administration of $402.6 billion in the PCG segment increased $34.9 billion, or 9%, as compared to September 30, 2012, primarily resulting from equity market appreciation in the U.S.

Client account and service fee revenues increased $13 million, or 9%, over the prior year. The increase primarily results from an increase in the fees we receive, in lieu of interest earnings, from our multi-bank sweep program. Balances in this program increased primarily as a result of the transfer of MK & Co. client accounts to the Raymond James program. Additional MK & Co. client accounts also resulted in an increase in service fee income, which increased as a result of the additional client account volume. In addition, we realized an increase in fees resulting from assets invested in alternative investment funds.

Index

Mutual fund and annuity service fees increased $32 million, or 23%, primarily as a result of an increase in mutual fund omnibus fees, education and marketing support (“EMS”) fees, and no-transaction-fee (“NTF”) program revenues, all of which are paid to us by the mutual fund companies whose products we distribute.  In addition to an increase in the mutual fund assets on which these fees are generally paid, during the past year we implemented changes in the data sharing arrangements with many mutual fund companies, converting from a networking to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate us for the additional reporting requirements performed by the broker-dealer under omnibus arrangements.  The offsetting increased costs we have incurred to third parties to provide the additional information is included in communications and information processing expenses discussed below. Effective with our mid-February 2013 platform integration, the former Morgan Keegan client mutual fund investments became eligible for our omnibus and EMS programs, further increasing this revenue.

Partially offsetting the increases in revenues described in the preceding two paragraphs, client transaction fees decreased $5 million, or 21%, primarily as a result of certain mutual fund relationships converting over the past year to a NTF program and an April 2012 reduction in transaction fees associated with certain non-managed fee-based accounts.  Under the mutual fund NTF program, we receive increased fees from mutual fund companies which are included within mutual fund and annuity service fee revenue described above, but our clients no longer pay us transaction fees on mutual fund trades within certain of our managed programs.

Other revenues increased by $5 million, or 21%, primarily as a result of spreads earned on cross-currency transactions within our Canadian operations.

Total segment revenues increased 18%. The portion of total segment revenues that we consider to be recurring is approximately 68% at September 30, 2013, as contrasted to the September 30, 2012 level of 64%.  Recurring commission and fee revenues include asset based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund service fees, fees earned on funds in our multi-bank sweep program, and interest. Assets in fee-based accounts as of September 30, 2013 were $140 billion (a majority of which is included in our asset management programs) an increase of 21% as compared to the $116 billion of assets in fee-based accounts at September 30, 2012.

The amount of net interest in the PCG segment was nearly unchanged from the prior year level. Increases in client margin balances and client cash balances outstanding over the year were nearly completely offset by further decreases in interest rates. As a result of the extremely low rate interest environment that existed during fiscal year 2013, there was only a nominal impact on our net interest revenues resulting from the client cash balance increase as the interest spread earned on client balances were at historically low levels. Refer to the discussion of how the pre-tax income of this segment could be favorably impacted by a 100 basis point instantaneous rise in short-term interest rates, in the net interest section of this MD&A.

Non-interest expenses increased $430 million, or 19%, over the prior year.  Sales commission expense increased $275 million, or 18%, consistent with the 19% increase in commission and fee revenues.  Administrative and incentive compensation expenses increased $61 million, or 14%. This increase resulted primarily from the impact of a full year of salaries and benefits expense associated with the increased support staff and information technology and operations headcount arising from the addition of the Morgan Keegan associates.

Communications and information processing expense increased $49 million, or 43%. Computer software development costs and other information technology related costs, which include consulting expenses, increased over $42 million as compared to the prior year as a result of various information technology enhancements to existing platforms, costs associated with operating two platforms for a portion of the year, additional reporting requirements including regulatory requirements, and expenses associated with omnibus arrangements (refer to the increase in mutual fund and annuity service fee revenue arising from these arrangements discussed above).

Occupancy and equipment expense increased $18 million, or 19%, primarily due to a full year’s rent and other facility related expenses associated with the increase of approximately 140 branch office locations resulting from the Morgan Keegan acquisition.

Clearance and other expenses increased $27 million, or 38%. These expense increases can generally be attributed to clearing and floor brokerage expenses resulting from the additional volume of client accounts and transactions arising from the Morgan Keegan acquisition, growth in our legacy operations, and the application of differing clearing charge allocation methodologies between segments than within the historic MK & Co. operations, which impacts prior year comparisons.

Index

Year ended September 30, 2012 compared with the year ended September 30, 2011 – Private Client Group

Net revenues in fiscal year 2012 increased $292 million, or 13%, over the prior year. PCG pre-tax income decreased $5 million, or 2%, as compared to the prior year. PCG’s pre-tax margin on net revenues decreased to 8.7% as compared to 10.1% in fiscal year 2011.

The PCG business of the Morgan Keegan broker-dealer operated on its historic Morgan Keegan platform throughout fiscal year 2012. Our plan is to migrate all the financial advisors and client accounts off of the Morgan Keegan platform and fully integrate those operations onto the RJ&A platform during the second quarter of fiscal year 2013.

Securities commissions and fees increased $239 million in fiscal year 2012, or 13%, over the prior year amount.  A significant portion of this increase resulted from our acquisition of Morgan Keegan on April 2, 2012, which brought over 900 financial advisors into PCG, over 95% of whom have been retained as of September 30, 2012. Overall, we have realized an 18.3% increase in the number of PCG financial advisors as of September 30, 2012 as compared to September 30, 2011. Client assets under administration increased $112 billion, or 44%, compared to the September 30, 2011 level, to $368 billion, in large part ($66 billion) as a result of the Morgan Keegan acquisition. Equity market conditions in the U.S., while volatile during the fiscal year, were improved as compared to September 30, 2011 levels. We realized a significant increase in commissions and asset-based fees over the prior year levels. Securities commissions and fees arising from our Canadian operations decreased 10% as compared to the prior year.

Client account and service fee revenues increased $25 million in fiscal year 2012, or 20%, over the prior year. The portion of these revenues generated from Morgan Keegan clients is $10 million. Of the remaining increase, the primary component is the result of an increase in the fees we receive, in lieu of interest earnings, from our multi-bank sweep program; the fees increased as a result of higher balances in the program.

Mutual fund and annuity service fees increased $26 million in fiscal year 2012, or 24%, over the prior year primarily as a result of an increase in mutual fund networking and omnibus fees, EMS fees, and NTF program revenues, all of which are paid to us by the mutual fund companies whose products we distribute.  During the past year, we have been implementing a change in the data sharing arrangements with many mutual fund companies converting from networking to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate us for the additional reporting requirements performed by the broker-dealer under omnibus arrangements.  The largest portion of this conversion occurred midway through fiscal year 2011. Excluding the impact of the revenues generated from Morgan Keegan clients, these revenues increased $23 million, or 21%, as compared to the prior year. The Morgan Keegan client mutual fund positions will be eligible for our omnibus program following conversion to the RJ&A platform.

Partially offsetting the increases in revenues described above, client transaction fees decreased $13 million in fiscal year 2012, or 37%, compared to the prior year primarily as a result of certain mutual fund relationships converting over the past year to a NTF program and an April 2012 reduction in transaction fees associated with certain non-managed fee-based accounts.  Under the mutual fund NTF program, we receive increased fees from mutual fund companies which are included within mutual fund and annuity service fee revenue described above, but our clients no longer pay us transaction fees on mutual fund trades within certain of our managed programs.

While total segment revenues increased 13%, the portion that we consider to be recurring continues to increase and is approximately 64% of total segment revenues for the year ended September 30, 2012 as compared to 61% for the year ended September 30, 2011.  Recurring commission and fee revenues include asset based fees, trailing commissions from mutual funds, variable annuities and insurance products, mutual fund service fees, fees earned on funds in our multi-bank sweep program, and interest. Assets in fee-based accounts at September 30, 2012 are $115.7 billion, an increase of 35% as compared to the $85.5 billion of assets in fee-based accounts at September 30, 2011.  A portion (approximately $10 billion) of the increase in assets in fee-based accounts over the preceding year balances resulted from the addition of the assets in the fee-based accounts of Morgan Keegan.

PCG net interest revenues increased $13 million in fiscal year 2012, or 18%, over the prior year primarily resulting from an increase in client margin balances. There was a decrease in net interest earned on client cash balances as more of these funds are being swept into our multi-bank sweep program, where a fee is earned by PCG instead of interest. A portion of the increase in client margin balances resulted from the addition of the balances associated with Morgan Keegan clients.

Index

Non-interest expenses increased $297 million in fiscal year 2012, or 15%, over the prior year.  Sales commission expense increased $159 million, or 12%, generally consistent with the increase in commission and fee revenues.  Administrative and incentive compensation expenses increased $76 million, or 22%. The increase primarily results from increases in salaries and benefits due to increased support staff and information technology and operations headcount arising from the addition of Morgan Keegan associates.

Communications and information processing expense increased $43 million in fiscal year 2012, or 62%, over the prior year primarily due to increases in information systems costs. Computer software development costs and other information technology related costs, which include consulting expenses, increased over $29 million as compared to the prior year as a result of various information technology enhancements to existing platforms and additional reporting requirements, including regulatory requirements and those under omnibus arrangements (refer to the increase in mutual fund and annuity service fee revenue arising from these arrangements discussed above). Expenses primarily associated with the increase in our number of offices and personnel arising from the Morgan Keegan acquisition resulted in an increase in office related expenses of $8 million.

Occupancy and equipment expense increased $18 million in fiscal year 2012, or 24%, over the prior year primarily due to the increase of approximately 140 branch office locations resulting from the Morgan Keegan acquisition.

Business development expense increased $10 million in fiscal year 2012, or 18%, over the prior year primarily due to increases in travel and related costs, and account transfer fees paid when a new client transfers their accounts from a competitor to us.

Partially offsetting the increases described above, clearance and other expense decreased $11 million in fiscal year 2012, or 13%, compared to the prior year resulting primarily from favorable impacts on this segment resulting from Morgan Keegan’s allocation practices which allocate certain clearance costs to the capital markets operations.

Index

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the years indicated:

	Year ended September 30,
	2013	% change	2012	% change	2011
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$246,588	7%	$230,080	(12)%	$261,321
Fixed income	326,792	22%	266,884	109%	127,436
Sub-total institutional sales commissions	573,380	15%	496,964	28%	388,757
Equity underwriting fees	84,099	14%	73,976	(35)%	113,751
Fixed income investment banking revenues	48,133	30%	36,987	130%	16,070
Mergers & acquisitions fees	115,366	64%	70,226	(16)%	83,131
Tax credit funds syndication fees	25,272	(20)%	31,693	(12)%	36,062
Private placement fees	14,249	29%	11,005	467%	1,940
Trading profit	28,117	(44)%	50,426	108%	24,230
Interest	22,145	(3)%	22,930	—	22,962
Other	34,716	30%	26,645	30%	20,557
Total revenues	945,477	15%	820,852	16%	707,460

Interest expense	18,069	11%	16,289	(3)%	16,796
Net revenues	927,408	15%	804,563	16%	690,664

Non-interest expenses:
Sales commissions	222,424	22%	181,809	34%	135,187
Admin & incentive compensation and benefit costs	428,215	10%	388,755	15%	339,181
Communications and information processing	65,728	13%	58,305	27%	46,050
Occupancy and equipment	36,435	14%	31,865	29%	24,701
Business development	39,308	3%	38,019	5%	36,279
Losses of real estate partnerships held by consolidated variable interest entities	26,180	27%	20,579	20%	17,166
Impairment of goodwill associated with RJES	6,933	NM	—	—	—
Clearance and other	34,199	(18)%	41,852	36%	30,694
Total non-interest expenses	859,422	13%	761,184	21%	629,258
Income before taxes and including noncontrolling interests	67,986	57%	43,379	(29)%	61,406
Noncontrolling interests	(34,185)		(32,376)		(21,115)
Pre-tax income excluding noncontrolling interests	$102,171	35%	$75,755	(8)%	$82,521

Year ended September 30, 2013 compared with the year ended September 30, 2012 – Capital Markets

Pre-tax income in the Capital Markets segment increased $26 million, or 35%, over the prior year.

Certain of the Capital Markets businesses of Morgan Keegan were immediately integrated into RJ&A’s operations on the date of acquisition. Other Morgan Keegan Capital Markets businesses were integrated into RJ&A over time and were completed by mid-February 2013. A full year of Morgan Keegan equity capital markets and fixed income operations are included in the current year results, as compared to only six months in fiscal year 2012, impacting comparisons of our legacy capital markets results, especially fixed income operations, to our current results.

Index

Our fixed income revenues were significantly higher for the current year as compared to the prior year primarily due to the inclusion of a full year’s Morgan Keegan results. The combination of our former fixed income operations with Morgan Keegan’s fixed income operations results in a combined department that is approximately three times the size of our legacy fixed income business.

Net revenues increased by $123 million, or 15%. Total institutional sales commissions increased 15% over the prior year. Equity institutional sales commissions increased $17 million, or 7%, primarily due to improved equity market conditions. The $60 million, or 22%, increase in fixed income institutional sales commissions over the prior year is primarily due to the increased size of our fixed income operations after the Morgan Keegan acquisition and the inclusion of twelve months of the combined entities operations in the current year as compared to only six months in the prior year. Our significantly larger public finance fixed income operations as a result of the Morgan Keegan acquisition favorably impacted both our investment banking revenues and our securities commissions and fees.

The number of lead and co-managed equity underwritings, as well as merger & acquisition transactions, during the current year increased significantly in our U.S. operations as compared to the prior year.  In the latter part of the first quarter of our fiscal 2013, concerns related to the then pending fiscal cliff crisis had, at least in part, a favorable impact on our equity capital markets business as underwriting and merger and acquisition activity improved significantly as issuers sought to complete certain equity transactions in advance of any anticipated tax law changes. The activity levels experienced in the first quarter of fiscal year 2013 slowed considerably thereafter until a very active fourth quarter. For the year, the sectors in which we generated the most significant amounts of merger and acquisition fees were technology services, energy, technology, financial services, healthcare, and general industrials. Capital markets activities in our Canadian operations have remained sluggish throughout the year, continuing to reflect the adverse market conditions which existed throughout the prior fiscal year, particularly in the businesses in which we focus such as natural resources.

The primary contributor to our fixed income investment banking revenues is our public finance investment banking operations. The volume of our lead and co-managed public finance underwritings increased significantly over the prior year. This favorable comparison is in part due to the positive impact of the inclusion of the public finance operations we acquired from Morgan Keegan in our results for an entire year.

The decrease in tax credit syndication fee revenues results from an increase in the amount of fee revenues that have been deferred, to be recognized at later dates upon completion of certain revenue recognition criteria. The volume of tax credit fund partnership interests sold during the current year is slightly higher than in the prior year.

Despite our increase in fixed income trading capacity resulting from the Morgan Keegan acquisition, our trading profit results for the year, while positive overall, have been unfavorably impacted by adverse conditions in the municipal fixed income market. This market has been impacted during the current year by a number of factors. Municipal fixed income markets were negatively impacted during first quarter by discussions and rumors regarding potential changes in the tax laws pertaining to limits, or caps, on the tax-exempt advantages of municipal fixed income instruments (the “fiscal cliff”). In response to these uncertainties, interest rates on municipal securities increased during December 2012, which negatively impacted our trading results. During the third quarter, the 10-year benchmark interest rate increased over 60 basis points in a very short period of time (May through June 30, 2013), resulting in very little demand for municipal fixed income securities in the market and valuation losses on municipal securities held in inventory, which negatively impacted our third quarter trading results. During the fourth quarter interest rates retreated somewhat back to their early May 2013 levels, and our trading results were strong, especially in municipal products, during that period. All of these factors, considered in conjunction with what were strong municipal fixed income trading results in the prior year, resulted in unfavorable trading profits in year-over-year comparisons.

Index

Non-interest expenses increased $98 million, or 13%, over the prior year primarily driven by the inclusion of twelve months of the Morgan Keegan fixed income operations.  Sales commission expense increased $41 million, or 22%, which is correlated with the increase in overall institutional sales commission revenues of 15%, and includes the impact of the shift to a higher proportion of commissions being fixed income sales which are paid higher commissions including certain retention-related expenses implemented as part of the Morgan Keegan acquisition. Administrative and incentive compensation and benefit expense increased $39 million, or 10%, primarily driven by the significant increase in personnel from the Morgan Keegan acquisition. Communications and information processing expense increased $7 million, or 13%, as a result of new technology initiatives and a full year of Morgan Keegan expenses. Goodwill impairment expense associated with RJES of $7 million (see discussion below) and a $6 million increase in losses of real estate partnerships held by consolidated variable interest entities (discussed below) contributed to the increase in other expense. These increases are partially offset by a decrease in clearance and other expense of $8 million, or 18%. The decrease results primarily from the application of differing clearing charge allocation methodologies between the Capital Markets and the PCG segments within RJ&A as compared to the historic MK & Co. operations which favorably impact prior year comparisons (refer to the PCG results of operations herein for a discussion of an offsetting unfavorable prior year comparison within that segment).

During the second quarter, we incurred impairment expense associated with the RJES operations of $6.9 million. However, since we did not own 100% of RJES as of March 31, 2013, $2.3 million of this expense is attributable to others and is included in the offsetting noncontrolling interests amount attributable to others. Therefore the net impact of this goodwill impairment on the pre-tax results after consideration of amounts attributable to noncontrolling interests is $4.6 million. Refer to the goodwill section of this Item 7 and Note 13 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on this goodwill impairment expense.

Losses of real estate partnerships held by consolidated VIEs result directly from the consolidation of certain low-income housing tax credit funds. Since we only hold an insignificant interest in these consolidated funds, nearly all of these losses are attributable to others and are therefore included in the offsetting noncontrolling interests. Refer to Note 11 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on the consolidation of VIEs.

Noncontrolling interests include the consolidation of RJES (for periods prior to April 2013, the period in which we acquired the interests previously held by others) as well as the impact of consolidating certain low-income housing tax credit funds, which impacts other revenue, interest expense, and losses of real estate partnerships held by consolidated VIEs (as described in the previous paragraph) by including the portion of these consolidated entities which we do not own.  Total segment expenses attributable to noncontrolling interests increased by $2 million as compared to the prior year in part as a result of the portions of the RJES goodwill impairment expense attributable to others as well as the increase in losses of real estate partnerships held by VIEs.

Year ended September 30, 2012 compared with the year ended September 30, 2011 – Capital Markets

Pre-tax income in fiscal year 2012 in the Capital Markets segment decreased $7 million, or 8%, as compared to the prior year. This segment includes the activities of our emerging markets businesses, whose operations generated a $7 million pre-tax loss in fiscal year 2012, which is $12 million worse than the pre-tax income generated by those operations in fiscal year 2011.

Certain of the Capital Markets businesses of the Morgan Keegan broker-dealer we acquired on April 2, 2012 were immediately integrated into RJ&A’s operations on the date of acquisition. Other Morgan Keegan Capital Markets businesses are being integrated into RJ&A over time. Morgan Keegan equity capital markets and fixed income operations are included in the fiscal year 2012 results, therefore, comparisons of our legacy capital markets operations, especially fixed income operations, to our current operations, are not meaningful. Our plan is to fully integrate all of the historic Morgan Keegan Capital Markets businesses into RJ&A by the end of the second quarter of our fiscal year 2013.

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

Index

Net revenues in fiscal year 2012 increased by $114 million, or 16%, primarily resulting from a $139 million, or 109%, increase in institutional fixed income sales commissions, a $26 million, or 108%, increase in trading profits, a $21 million, or 130%, increase in fixed income investment banking revenues and a $9 million increase in private placement fees. These revenue increases were partially offset by a $40 million, or 35%, decrease in equity underwriting fees, a $31 million, or 12%, decrease in institutional equity sales commissions, a $13 million, or 16%, decrease in merger and acquisitions fees, and a $4 million, or 12%, decrease in tax credit fund syndication fees. Lingering concerns over the EU debt crisis and the U.S. economy had a negative impact on the capital markets for most of fiscal year 2012.  Fixed income sales commissions increased over the prior year primarily due to the increased size of our fixed income operations. The increase in fixed income investment banking revenues was primarily the result of the increase in underwriting fees of $23 million which arose from the Morgan Keegan fixed income public finance operations we acquired. Although equity market levels at the end of fiscal year 2012 finished at higher levels than the prior year, the market for public offerings during fiscal year 2012 has been erratic. The number of lead and co-managed underwritings during the year increased in our U.S. operations and decreased significantly in our Canadian operations.  Fiscal year 2011 was a particularly strong year for our Canadian equity capital markets operations but market conditions in the industries in which they are concentrated (energy and mining) have slowed significantly since the prior year.  Equity underwriting fees arising from our operations in emerging markets decreased $15 million in fiscal year 2012 as compared to the prior year. Fiscal year 2011 revenues include fees arising from our Argentine joint venture which acted as an advisor to institutional clients in several significant transactions during that prior year, resulting in the unfavorable comparison to fiscal year 2012. Our tax credit fund syndication subsidiary sold approximately $596 million in tax credit fund partnership interests to investors during fiscal year 2012, a decrease compared to the record volume of $616 million sold in fiscal year 2011.

Trading profits for fiscal year 2012 increased $26 million, or 108%, as compared to the prior year.   The year-over-year increase results in part from the acquisition of Morgan Keegan, as trading profits arise primarily from fixed income products. After our acquisition of Morgan Keegan, we have more fixed income trading professionals then we had prior to the acquisition, providing us a greater platform from which to generate trading profits. To support the increased number of trading professionals, our inventories of fixed income products has also increased.

Non-interest expenses in fiscal year 2012 increased $132 million, or 21%, over the prior year primarily driven by the addition of the Morgan Keegan fixed income operations.  Sales commission expense increased $47 million, or 34%, which is directly correlated to the increase in overall institutional sales commission revenues of 28%, and includes the shift to a higher percentage of fixed income sales. Administrative and incentive compensation and benefit expense increased $50 million, or 15%, primarily driven by the significant increase in personnel resulting from the Morgan Keegan acquisition, a full year of consolidation of RJES which became effective when we acquired a controlling interest in that subsidiary in April, 2011, and to a lesser extent, the annual increase in salary and benefits costs. The increase in clearance and other expense primarily resulted from an increase of approximately $15 million in clearance expenses arising from the larger combined fixed income operations, Morgan Keegan’s allocation methodology, and $2 million of expense in fiscal year 2012 arising from the amortization of various intangible assets which arose as a result of the Morgan Keegan acquisition.

Noncontrolling interests represent the impact of consolidating certain low-income housing tax credit funds, which also impacts other revenue, interest expense, and other expenses within this segment (see Note 11 of the Notes to Consolidated Financial Statements in this Form 10-K for further details) as well as the impact of our consolidation of RJES, and reflects the portion of these consolidated entities which we do not own.  Total segment expenses attributable to noncontrolling interest increased by approximately $11 million as compared to the prior year.

Index

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the years indicated:

	Year ended September 30,
	2013	% change	2012	% change	2011
	($ in thousands)
Revenues:
Investment advisory fees	$247,162	25%	$198,369	5%	$188,817
Other	45,655	18%	38,855	3%	37,694
Total revenues	292,817	23%	237,224	5%	226,511

Expenses:
Admin & incentive compensation and benefit costs	91,994	13%	81,418	6%	76,594
Communications and information processing	19,056	16%	16,378	7%	15,307
Occupancy and equipment	4,364	23%	3,536	(4)%	3,670
Business development	8,288	5%	7,885	7%	7,365
Investment sub-advisory fees	33,183	25%	26,563	(4)%	27,606
Other	37,342	12%	33,353	17%	28,392
Total expenses	194,227	15%	169,133	6%	158,934
Income before taxes and including noncontrolling interests	98,590	45%	68,091	1%	67,577
Noncontrolling interests	2,290		850		1,401
Pre-tax income excluding noncontrolling interests	$96,300	43%	$67,241	2%	$66,176

Managed Programs

As of September 30, 2013, approximately 82% of investment advisory fees recorded in this segment are earned from assets held in managed programs.  Of these revenues, approximately 55% of our investment advisory fees recorded each quarter are determined based on balances at the beginning of a quarter, approximately 30% are based on balances at the end of the quarter and the remaining 15% are computed based on average assets throughout the quarter.

The following table reflects fee-billable financial assets under management in managed programs at the dates indicated:

	September 30, 2013	September 30, 2012	September 30, 2011
	(in millions)
Assets under management:
Eagle Asset Management, Inc.	$24,500	$19,986	$16,092
Raymond James Consulting Services	11,385	9,443	8,356
Unified Managed Accounts (“UMA”)	4,962	2,855	1,677
Freedom Accounts & other managed programs	16,555	11,884	9,523
ClariVest (1)	3,386	—	—
Sub-total assets under management	60,788	44,168	35,648
Less: Assets managed for affiliated entities	(4,799)	(4,185)	(3,579)
Sub-total net assets under management	55,989	39,983	32,069
MK & Co. managed fee-based assets (2)	—	2,801	—
Total assets under management	$55,989	$42,784	$32,069

(1)	Eagle acquired a 45% interest in ClariVest on December 24, 2012.

(2)
Revenues generated from the Closing Date of the Morgan Keegan acquisition through mid-February 2013 (the platform conversion date to RJ&A) arising from assets in what were during such time MK & Co. managed fee-based programs, were included in the PCG segment. These assets were managed by unaffiliated portfolio managers.

Index

On December 24, 2012, Eagle acquired a 45% interest in ClariVest, an acquisition that bolsters our platform in the large-cap investment objective. See Note 3 of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information regarding the ClariVest acquisition.

The following table summarizes the activity impacting the total financial assets under management in managed programs (excluding activity in assets managed for affiliated entities and MK & Co. managed fee-based assets for the periods prior to the conversion of Morgan Keegan accounts to the RJ&A platform) for the periods indicated:

	Year ended September 30,
	2013	2012	2011
	(in millions)
Assets under management at beginning of period	$44,168	$35,648	$33,551
Net inflows of client assets	4,873	2,999	3,261
Net market appreciation (depreciation) in asset values	6,233	5,521	(1,164)
Inflow resulting from the ClariVest acquisition (1)	3,113	—	—
Inflows resulting from the conversion of MK & Co. accounts to the RJ&A platform (2)	2,401	—	—
Assets under management at end of period	$60,788	$44,168	$35,648

(1)	Eagle acquired a 45% interest in ClariVest on December 24, 2012.

(2)	In mid-February 2013, the client accounts of MK & Co. were converted onto the RJ&A platform.

Non-Managed Programs

As of September 30, 2013, approximately 18% of investment advisory fees revenue recorded in this segment are earned for administrative services on assets held in non-managed programs and all such investment advisory fees are determined based on balances at the beginning of the quarter.

The following table reflects fee-billable assets under management in non-managed programs at the dates indicated:

	September 30, 2013	September 30, 2012		September 30, 2011
	(in millions)
Passport	$32,121	$28,405	(1)	$22,674	(1)
Ambassador	30,043	16,772	(1)	12,713	(1)
Other non-managed fee-based assets	2,517	3,191	(1)	2,214	(1)
Sub-total assets under management	64,681	48,368		37,601
Less: Assets managed for affiliated entities	(173)	(88)		(78)
Sub-total net assets under management	64,508	48,280		37,523
MK & Co. non-managed fee-based assets (2)	—	6,772		—
Total assets under management	$64,508	$55,052		$37,523

(1)
Certain assets in non-managed accounts, predominately comprised of cash balances, are excluded from the calculation of the account value for fee billing purposes. The assets under management balances presented have been revised from the amounts initially reported to reflect only billable assets and to present such balances on a consistent basis with those reported as of September 30, 2013.

(2)
Revenues generated from the Closing Date of the Morgan Keegan acquisition through mid-February 2013 (the platform conversion date to RJ&A) arising from assets in what were during such time MK & Co. non-managed fee-based programs, were included in the PCG segment.

Index

The following table summarizes the activity impacting the fee-billable financial assets under management in non-managed programs (excluding activity in MK & Co. non-managed fee-based assets for the periods prior to the conversion of MK & Co. accounts to the RJ&A platform) for the periods indicated:

	Year ended September 30,
	2013	2012		2011
	(in millions)
Assets under management at beginning of period	$48,368	$37,601	(1)	$33,309	(1)
Net inflows of client assets	6,421	6,264		6,743
Net market appreciation (depreciation) in asset values	3,265	4,503		(2,451)
Inflows resulting from the conversion of MK & Co. accounts to the RJ&A platform (2)	6,627	—		—
Assets under management at end of period	$64,681	$48,368		$37,601

(1)
Certain assets in non-managed accounts, predominately comprised of cash balances, are excluded from the calculation of the account value for fee billing purposes. The amounts presented have been revised from the amounts initially reported to reflect only billable assets and to present such balances on a consistent basis with those reported as of September 30, 2013.

(2)	In mid-February 2013, the client accounts of MK & Co. were converted onto the RJ&A platform.

Year ended September 30, 2013 compared with the year ended September 30, 2012 – Asset Management

Pre-tax income in the Asset Management segment increased $29 million, or 43%, over the prior year. Investment advisory fee revenue increased by $49 million, or 25%, generated by an increase in assets under management.

Assets under management in managed programs have increased $13.2 billion, or 31%, over the prior year. The increase results from a combination of net inflows, inflows resulting from our acquisition of an interest in ClariVest, inflows resulting from the conversion of MK & Co. accounts to the RJ&A platform, and market appreciation in asset values.

Assets under management in non-managed programs have increased $9.4 billion, or 17%, over the prior year. The increase results from a combination of net inflows, inflows resulting from the conversion of MK & Co. accounts to the RJ&A platform, and market appreciation in asset values.

Other revenue increased by $7 million, or 18%, primarily resulting from an increase in fee income generated by our RJT subsidiary reflecting a 19% increase in RJT client assets as compared to the prior year, to $2.92 billion as of September 30, 2013.

Expenses increased by approximately $25 million, or 15%, resulting from a $11 million, or 13%, increase in administrative and incentive compensation and benefits costs, a $7 million, or 25%, increase in investment sub-advisory fees, a $4 million, or 12%, increase in other expenses and a $3 million, or 16%, increase in communications and information processing expense.  The increase in administrative and incentive compensation expense is a result of the combination of increases in salary expenses resulting from the addition of ClariVest, annual increases and additions to staff associated with our legacy operations, as well as an increase in performance compensation which is directly related to the increase in investment advisory fee revenues. The increase in investment sub-advisory fee expense is directly related to the increase in advisory fees paid to the external managers associated with certain assets included within the UMA and Raymond James Consulting Services programs. The increase in other expense is primarily due to increases in the costs incurred so that certain funds sponsored by Eagle are available as investment choices on the platforms of other broker-dealers and increases in the expenses of RJT result from the increase in client assets. The increase in communication and information processing expense is primarily a result of the addition of ClariVest operations and costs associated with the implementation of a new back-office system supporting this segment.

Year ended September 30, 2012 compared to the year ended September 30, 2011 – Asset Management

Pre-tax income in the Asset Management segment in fiscal year 2012 increased $1 million, or 2%, as compared to the prior year.

Index

Investment advisory fee revenue in fiscal year 2012 increased by $10 million, or 5%, generated by an increase in assets under management.  Total legacy Raymond James assets under management in managed programs were $8.5 billion more at September 30, 2012 than they were as of September 30, 2011, an increase of 24% (fee revenue excludes fees arising from fee-based assets in programs managed by Morgan Keegan as the revenues associated with these activities are reflected in our PCG segment until the PCG integration occurs in fiscal year 2013). Since the prior year, net inflows of client assets into managed programs approximated $3 billion while asset values have increased by $5.5 billion. Despite the decrease in assets under management in non-managed programs experienced during the fourth quarter of fiscal year 2011, resulting in lower revenue during our first quarter of fiscal year 2012, assets in non-managed programs steadily increased during fiscal year 2012. As a result of the manner in which our fee revenues are computed, the increase in assets under management experienced during the September 2012 quarter will have a positive impact on our billings for the first quarter of fiscal year 2013.

Expenses increased by approximately $10 million, or 6%, in fiscal year 2012 resulting from a $5 million, or 6%, increase in administrative and performance based incentive compensation, and a $5 million, or 17%, increase in other expenses.  The increase in other expense is primarily due to increases in various corporate overhead allocations to this segment, increases in the costs incurred so that certain funds sponsored by Eagle are available as investment choices on the platforms of other broker-dealers, and an increase in the third party expenses RJT incurred in the performance of certain of its obligations to clients.

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the years indicated:

	Year ended September 30,
	2013	% change	2012	% change	2011
	($ in thousands)
Revenues:
Interest income	$348,068	5%	$331,683	17%	$284,640
Interest expense	(9,224)	(5)%	(9,659)	(28)%	(13,334)
Net interest income	338,844	5%	322,024	19%	271,306
Other income (loss)	8,062	(42)%	14,010	629%	(2,648)
Net revenues	346,906	3%	336,034	25%	268,658

Non-interest expenses:
Employee compensation and benefits	21,835	18%	18,432	23%	14,968
Communications and information processing	3,043	7%	2,835	18%	2,402
Occupancy and equipment	1,168	28%	912	8%	842
Provision for loan losses	2,565	(90)%	25,894	(23)%	33,655
FDIC insurance premiums	5,716	5%	5,435	(39)%	8,855
Affiliate deposit account servicing fees	29,650	10%	26,852	30%	20,733
Other	15,215	(2)%	15,516	9%	14,210
Total non-interest expenses	79,192	(17)%	95,876	—	95,665
Pre-tax income	$267,714	11%	$240,158	39%	$172,993

Index

The tables below present certain credit quality trends for corporate loans and residential/consumer loans:

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Net loan charge-offs:
C&I loans	$(696)	$(10,486)	$(458)
Commercial real estate (“CRE”) loans	(7,919)	(926)	(13,534)
Residential/mortgage loans	(4,472)	(12,727)	(20,757)
Consumer loans	(222)	(75)	(246)
Total	$(13,309)	$(24,214)	$(34,995)

	As of September 30,
	2013	2012	2011
	(in thousands)
Allowance for loan losses:
Loans held for sale	$—	$—	$5
Loans held for investment:
C&I loans	95,994	92,409	81,267
CRE construction loans	1,000	739	490
CRE loans	19,266	27,546	30,752
Residential/mortgage loans	19,126	26,138	33,210
Consumer loans	1,115	709	20
Total	$136,501	$147,541	$145,744

Nonperforming assets:
Nonperforming loans:
C&I loans	$89	$19,517	$25,685
CRE loans	25,512	8,404	15,842
Residential mortgage loans:
Residential mortgage loans	75,889	78,372	91,682
Home equity loans/lines	468	367	114
Total nonperforming loans	101,958	106,660	133,323
Other real estate owned:
CRE	—	4,902	7,707
Residential:
First mortgage	2,434	3,316	6,852
Home equity	—	—	13
Total other real estate owned	2,434	8,218	14,572
Total nonperforming assets	$104,392	$114,878	$147,895

Total loans:
Loans held for sale, net(1)	$110,292	$160,515	$102,236
Loans held for investment:
C&I loans	5,246,005	5,018,831	4,100,939
CRE construction loans	60,840	49,474	29,087
CRE loans	1,283,046	936,450	742,889
Residential mortgage loans	1,745,650	1,691,986	1,756,486
Consumer loans	555,805	352,495	7,438
Net unearned income and deferred expenses	(43,936)	(70,698)	(45,417)
Total loans held for investment	8,847,410	7,978,538	6,591,422
Total loans	$8,957,702	$8,139,053	$6,693,658

(1)	Net of unearned income and deferred expenses.

Index

The following table presents RJ Bank’s allowance for loan losses by loan category:

	As of September 30,
	2013		2012		2011
	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable
	($ in thousands)
Loans held for sale	$—	1%	$—	2%	$5	2%
C&I loans	81,733	50%	85,916	56%	79,687	59%
CRE construction loans	674	—	458	—	490	—
CRE loans	16,566	12%	26,381	10%	30,752	11%
Residential mortgage loans	19,117	20%	26,126	21%	33,194	26%
Consumer loans	1,112	6%	705	4%	20	—
Foreign loans	17,299	11%	7,955	7%	1,596	2%
Total	$136,501	100%	$147,541	100%	$145,744	100%

	As of September 30,
	2010		2009
	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable
	($ in thousands)
Loans held for sale	$23	—	$7	1%
C&I loans	59,744	51%	84,280	45%
CRE construction loans	4,473	1%	3,237	2%
CRE loans	47,771	15%	34,018	16%
Residential mortgage loans	34,283	32%	28,074	35%
Consumer loans	56	—	88	—
Foreign loans	734	1%	568	1%
Total	$147,084	100%	$150,272	100%

Information on foreign assets held by RJ Bank:

Changes in the allowance for loan losses with respect to loans RJ Bank has made to borrowers who are not domiciled in the U.S. are as follows:

	Year ended September 30,
	2013	2012	2011	2010	2009
	( in thousands)
Allowance for loan losses attributable to foreign loans, beginning of year:	$7,955	$1,596	$734	$568	$573
Provision for loan losses - foreign loans	9,696	6,242	862	166	(5)
Foreign loan charge-offs:
C&I loans	(56)	—	—	—	—
Total charge-offs	(56)	—	—	—	—
Recoveries on foreign loans	—	—	—	—	—
Net charge-offs - foreign loans	(56)	—	—	—	—
Foreign exchange translation adjustment	(296)	117	—	—	—
Allowance for loan losses attributable to foreign loans, end of year	$17,299	$7,955	$1,596	$734	$568

Index

Cross-border outstandings represent loans (including accrued interest), interest-bearing deposits with other banks, and any other monetary assets which are denominated in a currency other than the U.S. dollar. The following table sets forth the country where RJ Bank’s total cross-border outstandings exceeded 1% of total RJF assets as of each respective period:

	Banks	C&I loans	CRE construction loans	CRE loans	Residential mortgage loans	Consumer loans	Total cross-border outstandings (1)
	(in thousands)
September 30, 2013:

Canada	$44,196	$352,221	$8,093	$63,456	$1,013	$48	$469,027

September 30, 2012:

Canada	$20,706	$155,503	$—	$25,099	$1,032	$179	$202,519

September 30, 2011:

Canada	$1,014	$65,543	$—	$—	$1,069	$—	$67,626

(1)	Excludes any hedged, non-U.S. currency amounts.

Year ended September 30, 2013 compared with the year ended September 30, 2012 – RJ Bank

Pre-tax income generated by the RJ Bank segment increased $28 million, or 11%.  The improvement in pre-tax income was primarily attributable to an increase of $11 million, or 3%, in net revenues and a $23 million, or 90%, decrease in the provision for loan losses, offset by a $7 million, or 9%, increase in non-interest expenses (excluding the provision for loan losses). The $11 million increase in net revenues was attributable to a $17 million increase in net interest income, partially offset by a $6 million decrease in other income.

Net interest income increased $17 million, or 5%, primarily as a result of a $1.3 billion increase in average interest-earning banking assets. This increase in average interest-earning banking assets was driven by a $1.1 billion increase in average loans as well as increases in both average investments and cash. The significant increase in average loans resulted from a strong corporate lending market, including our Canadian lending operation (which began in late February 2012), and growth in the recently introduced securities based lending product. The yield on interest-earning banking assets decreased to 3.34% from 3.61% due to declines in both the loan and investment yields. The loan portfolio yield decreased to 3.86% from 4.20% due to a reduction in the corporate loan portfolio yield resulting from tightened credit spreads and the repricing of existing loans at lower rates. In addition, the yield of the residential mortgage loan portfolio declined as a result of adjustable rate loans resetting at lower rates as well as lower rates on new production. Primarily as a result of the decrease in the yield of the average interest-earning assets, the net interest margin decreased to 3.25% from 3.50%.

Corresponding to the increase in interest-earning banking assets, average interest-bearing banking liabilities increased $1.2 billion to $9.3 billion.

The decrease in other income was primarily due to a $7 million decrease in foreign currency gains/losses from prior year levels, a $2 million loss in the valuation of RJ Bank’s bank-owned life insurance, and a prior year gain of $2 million resulting from a settlement with a residential mortgage loan servicer. These were partially offset by a $3 million reduction in other-than-temporary impairment (“OTTI”) losses on our available for sale securities portfolio and a $2 million increase in income from the sale of held for sale loans.

The significant reduction in the provision for loan losses resulted from improved credit quality in the loan portfolio including a decrease in corporate criticized loans, the favorable resolution of corporate problem loans, lower loan-to-value (“LTV”) ratios in the residential mortgage loan portfolio, and a significant reduction in residential mortgage delinquent loans. These credit characteristics reflected the positive impact from improved economic conditions. Net loan charge-offs decreased $11 million, or 45%, to $13 million.

Index

The $7 million increase in non-interest expenses (excluding the provision for loan losses) was primarily attributable to a $3 million, or 18%, increase in compensation and benefits expenses related to staff additions to support increased loan activity, a $3 million increase in affiliate deposit account servicing fee expenses resulting from increased deposit balances, and a $1 million increase in affiliate fee expenses related to our securities based lending business.

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

 Net revenue was positively impacted by a $51 million increase in net interest income, $6 million less in OTTI losses on our available for sale securities portfolio, and an improvement of $8 million in foreign currency transaction gains on Canadian dollar denominated loans in the corporate loan portfolio.

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

The provision for loan losses during the year was positively impacted by a reduction in both C&I and CRE nonperforming loans, improved credit characteristics of certain problem loans, and the reduction of the balance of residential mortgage nonperforming loans. In addition, somewhat improved economic conditions relative to the prior year has limited the number of new problem loans. Net loan charge-offs decreased $11 million, or 31%, to $24 million for fiscal year 2012. Nonperforming loans decreased $27 million, or 20%, compared to September 30, 2011. Corporate nonperforming loans decreased $14 million, or 33%, and residential nonperforming loans decreased $13 million, or 14%.

The $8 million increase in non-interest expenses (excluding the provision for loan losses) as compared to the prior year was primarily attributable to a $3 million, or 23% increase in compensation and benefits expenses related to staff additions and a $6 million increase in affiliate deposit account servicing fee expenses resulting from increased deposit balances.

The unrealized loss on our available for sale securities portfolio at September 30, 2012 was $17 million compared to $46 million as of September 30, 2011. This significant improvement was the result of higher market prices, despite the continued uncertainty in the residential non-agency collateralized mortgage obligation (“CMOs”) market.

Index

The following table presents average balance, interest income and expense, the related interest yields and rates, and interest spreads for RJ Bank for the years indicated:

	Year ended September 30,
	2013			2012				2011
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost		Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income(1)
Loans held for investment:
Domestic:
Loans held for sale	$155,901	$3,519	2.26%	$127,594	$2,878	2.25%		$33,354	$881	2.64%
C&I loans	4,520,070	190,910	4.19%	4,342,000	192,277	4.36%		3,507,554	155,519	4.40%
CRE construction loans	41,928	2,140	5.03%	16,314	708	4.27%		63,650	1,740	2.70%
CRE loans	935,058	30,515	3.22%	776,908	25,832	3.27%		795,841	30,369	3.76%
Residential mortgage loans	1,711,968	52,285	3.01%	1,732,498	57,220	3.25%		1,849,931	79,915	4.25%
Consumer loans	443,042	13,143	2.93%	87,906	2,668	2.98%		6,938	126	1.82%
Foreign:
C&I loans	623,554	31,799	5.01%	324,320	23,571	7.15%		32,895	1,415	4.23%
CRE construction loans	21,240	1,488	6.91%	21,488	4,392	20.10%	(2)	—	—	—
CRE loans	148,768	10,036	6.65%	70,866	9,590	13.31%		—	—	—
Residential mortgage loans	1,869	66	3.49%	1,534	59	3.79%		1,585	92	5.70%
Consumer loans	1,615	63	3.88%	404	16	3.90%		—	—	—
Total loans, net	8,605,013	335,964	3.86%	7,501,832	319,211	4.20%		6,291,748	270,057	4.25%
Agency MBS	346,665	2,902	0.84%	266,768	2,211	0.83%		182,303	1,286	0.71%
Non-agency CMOs	154,933	4,155	2.68%	180,246	5,527	3.07%		219,927	9,521	4.33%
Money market funds, cash and cash equivalents	1,109,857	2,812	0.25%	997,877	2,453	0.24%		993,167	2,619	0.26%
FHLB stock, FRB of Atlanta stock, and other	85,811	2,235	2.60%	125,587	2,281	1.81%		146,597	1,157	0.79%
Total interest-earning banking assets	10,302,279	$348,068	3.34%	9,072,310	$331,683	3.61%		7,833,742	$284,640	3.60%
Non-interest-earning banking assets:
Allowance for loan losses	(146,474)			(146,263)				(144,436)
Unrealized loss on available for sale securities	(11,723)			(38,863)				(42,280)
Other assets	268,471			247,805				252,211
Total non-interest-earning banking assets	110,274			62,679				65,495
Total banking assets	$10,412,553			$9,134,989				$7,899,237

(continued on next page)

Index

	Year ended September 30,
	2013			2012			2011
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./ exp.	Average yield/ cost
	($ in thousands) (continued from previous page)
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$305,293	$6,239	2.04%	$296,674	$6,501	2.19%	$227,635	$6,228	2.74%
Money market, savings, and NOW accounts (3)	8,827,966	2,793	0.03%	7,736,094	3,060	0.04%	6,740,092	6,377	0.09%
FHLB advances and other	129,144	192	0.15%	51,834	98	0.19%	31,335	729	2.30%
Total interest-bearing banking liabilities	9,262,403	$9,224	0.10%	8,084,602	$9,659	0.12%	6,999,062	$13,334	0.19%
Non-interest-bearing banking liabilities	57,604			76,000			55,649
Total banking liabilities	9,320,007			8,160,602			7,054,711
Total banking shareholder’s equity	1,092,546			974,387			844,526
Total banking liabilities and shareholders’ equity	$10,412,553			$9,134,989			$7,899,237
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,039,876	$338,844		$987,708	$322,024		$834,680	$271,306

Bank net interest:
Spread			3.24%			3.49%			3.41%
Margin (net yield on interest-earning banking assets)			3.25%			3.50%			3.43%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			111.23%			112.22%			111.93%
Return on average:
Total banking assets			1.63%			1.69%			1.39%
Total banking shareholder’s equity			15.49%			15.84%			13.00%
Average equity to average total banking assets			10.49%			10.67%			10.69%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on impaired nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the years ended September 30, 2013, 2012 and 2011 was $48 million, $51 million, and $38 million, respectively.

(2)	The CRE Construction yield was positively impacted by a loan payoff with a significant unearned discount.

(3)	Negotiable Order of Withdrawal (“NOW”) account.

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

	Year ended September 30,
	2013 compared to 2012			2012 compared to 2011
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for investment:
Domestic:
Loans held for sale	$638	$3	$641	$2,489	$(492)	$1,997
C&I loans	7,886	(9,253)	(1,367)	36,998	(240)	36,758
CRE construction loans	1,112	320	1,432	(1,294)	262	(1,032)
CRE loans	5,258	(575)	4,683	(722)	(3,815)	(4,537)
Residential mortgage loans	(678)	(4,257)	(4,935)	(4,668)	(11,650)	(16,318)	(1)
Consumer loans	10,778	(303)	10,475	1,470	1,072	2,542
Foreign:
C&I loans	21,748	(13,520)	8,228	12,536	9,620	22,156
CRE construction loans	(51)	(2,853)	(2,904)	4,392	—	4,392
CRE loans	10,542	(10,096)	446	9,590	—	9,590
Residential mortgage loans	13	(6)	7	(4)	(29)	(33)
Consumer loans	47	—	47	16	—	16
Agency MBS	662	29	691	596	329	925
Non-agency CMOs	(776)	(596)	(1,372)	(1,717)	(2,277)	(3,994)
Money market funds, cash and cash equivalents	275	84	359	12	(178)	(166)
FHLB stock, FRB of Atlanta stock, and other	(722)	676	(46)	(166)	1,290	1,124
Total interest-earning banking assets	56,732	(40,347)	16,385	59,528	(6,108)	53,420

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	189	(451)	(262)	1,889	(1,616)	273
Money market, savings and NOW accounts	432	(699)	(267)	942	(4,259)	(3,317)
FHLB advances and other	146	(52)	94	477	(1,108)	(631)
Total interest-bearing banking liabilities	767	(1,202)	(435)	3,308	(6,983)	(3,675)
Change in net interest income	$55,965	$(39,145)	$16,820	$56,220	$875	$57,095

(1)	Excludes a $6 million correction made in fiscal year 2011 of an accumulated interest income understatement arising in years prior to fiscal year 2011.

Index

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the years indicated:

	Year ended September 30,
	2013	% change	2012	% change	2011
	($ in thousands)
Revenues:
Interest income	$15,404	43%	$10,763	26%	$8,559
Investment banking	3,000	555%	458	NM	—
Investment advisory fees	1,262	1%	1,248	31%	950
Other	106,735	132%	45,943	158%	17,820
Total revenues	126,401	116%	58,412	114%	27,329

Interest expense	80,478	29%	62,349	99%	31,374
Net revenues	45,923	NM	(3,937)	3%	(4,045)

Non-interest expenses:
Compensation and other expenses	43,164	21%	35,577	38%	25,754
Acquisition related expenses	73,454	24%	59,284	NM	—
Loss on auction rate securities repurchased	—	—	—	NM	41,391
Total non-interest expenses	116,618	23%	94,861	41%	67,145
Loss before taxes and including noncontrolling interests:	(70,695)	28%	(98,798)	(39)%	(71,190)
Noncontrolling interests	61,618		27,922		9,552
Pre-tax loss excluding noncontrolling interests	$(132,313)	(4)%	(126,720)	(57)%	(80,742)

Among the items impacting this segment, as more fully described in Item 1 of this Form 10-K, the Other segment results include our principal capital and private equity activities. Results from these activities are substantially determined by the valuations within Raymond James Capital Partners, L.P. (“Capital Partners”), Raymond James Employee Investment Funds I and II (the “EIF Funds”), and our direct merchant banking and private equity investments (the “Third Party Private Funds”).

Year ended September 30, 2013 compared to the year ended September 30, 2012 – Other

The pre-tax loss generated by this segment increased by approximately $6 million, or 4%.

Total revenues increased $68 million, or 116%. The increase primarily resulted from a $44 million increase in other revenues associated with our indirect investment in Albion, which was sold in April 2013. Fiscal year 2013 includes $74 million of favorable valuation adjustments and distributions received from Albion ($65 million of favorable valuation adjustments and $9 million of dividends received), compared to $30 million of favorable valuation adjustments and dividends received on Albion in the prior fiscal year. Revenues resulting from either distributions received or valuation adjustments related to certain private equity investments we acquired as part of the Morgan Keegan acquisition increased $16 million over the prior year.

Interest expense increased $18 million, or 29% over the prior year.  The increase primarily results from our March 2012 issuances of $350 million 6.9% senior notes and $250 million 5.625% senior notes, as well as interest expense associated with borrowings under certain credit agreements with Regions Bank (as more fully described in Notes 15 and 17 of the Notes to Consolidated Financial Statements in this Form 10-K). Both of the March 2012 debt offerings and the borrowings from Regions Bank were part of our acquisition financing activities and other transactions associated with the Morgan Keegan acquisition.

Acquisition related expenses increased $14 million, or 24%, over the prior year. These expenses are almost entirely comprised of expenses associated with our acquisition and integration of Morgan Keegan. These expenses include information systems integration and conversion costs, other integration related costs, occupancy and equipment costs which include costs incurred to abandon certain leased facilities that resulted from our integration activities, and severance related expenses (see Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information).  In mid-February 2013, the client accounts of MK & Co. were transferred to RJ&A pursuant to our Morgan Keegan acquisition integration strategy and at such time we commenced operations under one information systems platform. As of September 30, 2013, we consider the integration activities associated with the Morgan Keegan acquisition to be substantially complete.

Index

Compensation and other expenses increased $8 million, or 21%, in the current period primarily as a result of an increase in incentive compensation expense.

The noncontrolling interest line item captures the pre-tax income generated from investments included in this segment of which we do not own 100%. The income before tax attributable to noncontrolling interests increased $34 million over the prior year. This increase primarily resulted from the increase in revenues generated from the Albion investment, which resulted in a $26 million increase over the prior year in the attribution of pre-tax income to others. The remaining $8 million increase over the prior year resulted from increases in the pre-tax income generated by the other investments we hold in our private equity portfolio of which we do not own 100%.

Year ended September 30, 2012 compared to the year ended September 30, 2011 – Other

The pre-tax loss generated by this segment increased by approximately $46 million, or 57%.

In fiscal year 2012, total revenues increased $31 million, or 114% over the prior year. The increase primarily resulted from a $22 million increase in other revenues associated with our indirect investment in Albion (comprised of both favorable valuation adjustments and an increase in dividends received). The remaining net increase in revenues resulted from a combination of valuation adjustments and earnings received from the balance of our private equity investment portfolio.

Interest expense in fiscal year 2012 increased $31 million, or 99%, over the prior year.  The increase is primarily comprised of: $21 million of interest expense resulting from our March 2012 issuances of $350 million 6.9% senior notes and $250 million 5.625% senior notes and $6 million of additional interest expense in fiscal year 2012 associated with our April 2011 issuance of $250 million 4.25% senior notes, and $2 million of interest expense associated with a credit agreement entered into with Regions Bank (see Note 17 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information on this borrowing). Both of the March 2012 debt offerings and the Regions Bank credit agreement were part of our acquisition financing activities and other transactions associated with the Morgan Keegan acquisition.

Compensation and other expenses increased $10 million, or 38%, in fiscal year 2012 over the prior year primarily related to an increase in incentive compensation.

Acquisition related expenses in fiscal year 2012, all associated with our acquisition of Morgan Keegan, include approximately $20 million of expense associated with our information systems integration and conversion costs and other integration related activities associated with integrating Morgan Keegan’s operations into our own, $19 million of net severance related expense, $7 million of financial advisory fee expenses, $6 million of transaction bridge financing facility expenses, $5 million of expense related to leased facilities and equipment dispositions, and $2 million of legal expense.

Fiscal year 2011 included a non-recurring $41 million loss on ARS repurchased.

The noncontrolling interest line item captures the pre-tax income generated from investments included in this segment of which we do not own 100%. In fiscal year 2012, the income before tax attributable to noncontrolling interests increased $18 million over the prior year. This increase primarily resulted from the increase in revenues generated from the Albion investment, which resulted in a $17 million increase over the prior year in the attribution of pre-tax income to others.

Index

Certain statistical disclosures by bank holding companies

As a financial holding company, we are required to provide certain statistical disclosures by bank holding companies pursuant to the Securities and Exchange Commission’s Industry Guide 3.  Certain of those disclosures are as follows for the periods indicated:

	Year ended September 30,
	2013	2012	2011
RJF return on assets (1)	1.7%	1.5%	1.6%
RJF return on equity (2)	10.6%	9.7%	11.3%
Equity to assets (3)	17.3%	16.8%	15.3%
Dividend payout ratio(4)	21.7%	23.6%	23.7%

(1)	Computed as net income attributable to RJF, Inc. for the year indicated, divided by average assets (the sum of total assets at the beginning and end of the year, divided by two).

(2)
Computed by utilizing the net income attributable to RJF, Inc. and the average equity for each respective year. Average equity is computed by adding the total equity attributable to RJF, Inc. as of each quarter-end date during the indicated year, plus the beginning of the year total, divided by five.

(3)
Computed as average equity (the sum of total equity at the beginning and end of the year, divided by two), divided by average assets (the sum of total assets at the beginning and end of the year, divided by two).

(4)	Computed as dividends declared per common share during the year as a percentage of diluted earnings per common share.

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

Cash provided by operating activities during the year ended September 30, 2013 was $660 million. Operating cash generated by successful operating results over the period resulted in a $457 million increase in cash.  The increase in operating cash included an increase in brokerage client payables and other accounts payable of $1.31 billion, largely the result of an increase in client cash deposits during the period. A decrease in trading instruments held resulted in an increase of $252 million in operating cash. A decrease in brokerage client and other receivables resulted in an increase of $88 million in operating cash. Partially offsetting these activities which resulted in increases of cash, decreases in cash resulted from the following activities: an increase in assets segregated pursuant to regulations and other segregated assets resulted in a $1.28 billion use of cash due to the increase in brokerage client deposits; an increase in securities purchased under agreements to resell, net of securities sold under agreements to repurchase, resulted in a $191 million use of operating cash; and an increase in prepaid expenses and other assets resulted in a $66 million use of cash. All other components of operating activities combined to net a $94 million increase in operating cash.

Index

Investing activities resulted in the use of $652 million of cash during the year ended September 30, 2013.  The primary investing activity was the use of $865 million in cash to fund an increase in bank loans (net of proceeds received from the sale of loans held for investment).  We also invested $73 million in equipment assets which are comprised of buildings, including our new data center in the Denver, Colorado area (see Item 2, Properties, in this Form 10-K for additional information), equipment, and technology assets. Partially offsetting these uses of cash, we generated cash through the sale of private equity investments, net of purchases of additional equity investments, of $229 million, driven most significantly by the sale of our indirect investment in Albion (see the Other MD&A discussion in this Item 7 for additional information). We received proceeds from the maturation, repayment, redemption or sale of securities in our available for sale security portfolio of $55 million, net of purchases of additional securities. All other components of investing activities combined to net a $2 million increase in cash.

Financing activities provided $615 million of cash during the year ended September 30, 2013.  Increases in deposit liabilities of RJ Bank provided $696 million in cash. We received $56 million in cash upon the exercise of stock options and employee stock purchases. Partially offsetting the increases, we used $77 million in payment of dividends to our shareholders and $51 million of cash was used to repay borrowings (included in the net repayment is a $128 million repayment of a borrowing from Regions Bank, which was subsequently converted to a secured revolving credit facility. Refer to Notes 15 and 17 of our Notes to Consolidated Financial Statements in this Form 10-K for additional information). All other components of financing activities combined to net a $9 million use of cash.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities, should provide adequate funds for continuing operations at current levels of activity.

Sources of Liquidity

Approximately $1.02 billion of our total September 30, 2013 cash and cash equivalents (a portion of which is invested on behalf of the parent company by RJ&A) was available to us without restrictions.  The cash and cash equivalents held were as follows:

Cash and cash equivalents:	September 30, 2013
(in thousands)
RJF	$274,747
RJ&A(1)	1,052,268
RJ Bank	974,175
Other subsidiaries	295,426
Total cash and cash equivalents	$2,596,616

(1)	RJF has loaned $760 million to RJ&A as of September 30, 2013, which RJ&A has invested on behalf of RJF in cash and cash equivalents.

In addition to the liquidity on hand described above, we have other various potential sources of liquidity which are described below.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A and RJ Bank.

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from customer transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit balances.  At September 30, 2013, RJ&A exceeded both the minimum regulatory and its financing covenants net capital requirements. At that date, RJ&A had excess net capital of approximately $398 million, of which approximately $153 million is available for dividend while still maintaining its desired net capital ratio of 15% of aggregate debit items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval.

RJ Bank may pay dividends to the parent company without prior approval by its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted capital to risk-weighted assets ratios.  During the year ended September 30, 2013, RJ Bank made $100 million in dividend payments to RJF.  RJ Bank had approximately $48 million of capital in excess of the amount it would need as of September 30, 2013 to maintain its targeted total capital to risk-weighted assets ratio of 12.5%.

  Liquidity available to us from our subsidiaries, other than RJ&A and RJ Bank, is relatively insignificant and in certain instances may be subject to regulatory requirements.

Index

Borrowings and Financing Arrangements

The following table presents our domestic financing arrangements with third party lenders that we generally utilize to finance a portion of our fixed income securities trading instruments held, and the outstanding balances related thereto, as of September 30, 2013:

	Committed secured(1)		Uncommitted secured (1)(2)		Uncommitted unsecured (1)(2)		Total
	Financing Amount	Outstanding balance	Financing Amount	Outstanding balance	Financing Amount	Outstanding balance	Financing Amount	Outstanding balance
	($ in thousands)
RJ&A	$400,000	$70,000	$1,750,000	$203,933	$350,000	$—	$2,500,000	$273,933
RJ Securities, Inc. (3)	100,000	5,000	—	—	—	—	100,000	5,000
RJF	—	—	—	—	100,000	—	100,000	—
Total	$500,000	$75,000	$1,750,000	$203,933	$450,000	$—	$2,700,000	$278,933
Total number of agreements	4		6		7		17

(1)	Our ability to borrow is dependent upon compliance with the conditions in the various committed loan agreements and collateral eligibility requirements.

(2)	Lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

(3)
RJ Securities, Inc. is the borrower under the “New Regions Credit Agreement,” see Note 15 of the Notes to Consolidated Financial Statements in this Form 10-K for discussion of the terms of this committed secured borrowing facility.

The committed domestic financing arrangements are in the form of either tri-party repurchase agreements or a secured line of credit.  The uncommitted domestic financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit.

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $13 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. There were no borrowings outstanding on any of these lines of credit as of September 30, 2013.

RJ Bank has $994 million in immediate credit available from the FHLB on September 30, 2013 and total available credit of 30% of total assets, with the pledge of additional collateral to the FHLB.

RJ Bank is eligible to participate in the Fed’s discount-window program; however, RJ Bank does not view borrowings from the Fed as a primary means of funding.  The credit available in this program is subject to periodic review and may be terminated or reduced at the discretion of the Fed.

From time to time we purchase short-term securities under agreements to resell (“Reverse Repurchase Agreements”) and sell securities under agreements to repurchase (“Repurchase Agreements”).  We account for each of these types of transactions as collateralized financings with the outstanding balances on the Repurchase Agreements included in securities sold under agreements to repurchase.  At September 30, 2013, collateralized financings outstanding in the amount of $301 million are included in securities sold under agreements to repurchase on the Consolidated Statements of Financial Condition. Of this total, outstanding balances on the committed and uncommitted Repurchase Agreements (which are reflected in the table of domestic financing arrangements above) were $70 million and $129 million, respectively, as of September 30, 2013.  Such financings are generally collateralized by non-customer, RJ&A owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 133% of the amount financed.

Index

The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period end balances for Repurchase Agreements and Reverse Repurchase Agreements of RJF are as follows:

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended:	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
	(in thousands)
September 30, 2013	$267,984	$300,933	$300,933	$643,422	$709,120	$709,120
June 30, 2013	335,497	397,398	248,382	689,219	744,084	578,147
March 31, 2013	287,797	397,712	397,712	585,824	742,498	623,966
December 31, 2012	377,775	459,567	373,290	647,885	753,041	598,579
September 30, 2012	346,654	349,495	348,036	600,959	588,740	565,016

At September 30, 2013, in addition to the financing arrangements described above, we had corporate debt of $1.2 billion. The balance is comprised of $350 million outstanding on our 6.90% senior notes due 2042, $249 million outstanding on our 5.625% senior notes due 2024, $300 million outstanding on our 8.60% senior notes due August 2019, $250 million outstanding on our 4.25% senior notes due April 2016, and $46 million outstanding on a mortgage loan for our home-office complex.

Our current senior long-term debt ratings are:

Rating Agency	Rating	Outlook
Standard & Poor’s Ratings Services (“S&P”)	BBB	Negative
Moody’s Investors Services (“Moody’s”)	Baa2	Stable

The S&P rating and outlook reflected above are as presented in their December, 2012 report.

The Moody’s rating and outlook reflected above are as presented in their July, 2013 report.

Our current long-term debt ratings depend upon a number of factors including industry dynamics, operating and economic environment, operating results, operating margins, earnings trends and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share, and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings.  Any rating downgrades could increase our costs in the event we were to pursue obtaining additional financing.

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

Other sources of liquidity

We own life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. The policies which we could readily borrow against have a cash surrender value of approximately $179 million as of September 30, 2013 and we are able to borrow up to 90%, or $161 million of the September 30, 2013 total, without restriction.  There are no borrowings outstanding against any of these policies as of September 30, 2013.

On May 24, 2012 we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune.

Index

See the “contractual obligations, commitments and contingencies” section below for information regarding our commitments.

Potential impact of Morgan Keegan matters subject to indemnification by Regions on our liquidity

On April 2, 2012, we completed the purchase of all of the issued and outstanding shares of Morgan Keegan from Regions (for additional information, see Note 3 in the Notes to Consolidated Financial Statements in this Form 10-K). Under the terms of the SPA, in addition to customary indemnity for breaches of representations and warranties and covenants, the SPA also provides that Regions will indemnify RJF for losses incurred in connection with any litigation or similar matter related to pre-closing actions. As a result of these indemnifications, we do not anticipate the resolution of any pre-Closing Date Morgan Keegan litigation matters to negatively impact our liquidity (see Notes 3 and 20 of the Notes to Consolidated Financial Statements in this Form 10-K, and Part I Item 3 - Legal Proceedings, in this Form 10-K for further information regarding the indemnifications and the nature of the pre-Closing Date matters).

As of September 30, 2013 we consider the integration activities associated with the Morgan Keegan acquisition to be substantially complete. Accordingly, we do not anticipate any further integration activities to have a significant adverse impact on our liquidity.

Statement of financial condition analysis

The assets on our consolidated statement of financial condition consist primarily of cash and cash equivalents (a large portion of which is segregated for the benefit of customers), receivables including bank loans, financial instruments held for either trading purposes or as investments, and other assets.  A significant portion of our assets are liquid in nature, providing us with flexibility in financing our business.  Total assets of $23.2 billion at September 30, 2013 are approximately $2.0 billion, or 10%, greater than our total assets as of September 30, 2012.  The increase in total assets primarily results from the following. Segregated assets pursuant to federal regulations increased $1.28 billion, which was prompted by an inflow of cash into client accounts during the year ended September 30, 2013 (refer to the related increase in payables to clients discussed in the following paragraph). Net bank loans receivable increased $830 million due to growth of RJ Bank’s net loan portfolio during the year. Cash and cash equivalents increased $617 million, refer to the discussion of the various sources and uses of cash during the year discussed in the preceding liquidity and capital resources section of this Item 7. Partially offsetting the increases in assets described above, compared to September 30, 2012 trading instruments decreased $225 million as we reduced our inventory levels in fiscal year 2013 primarily within fixed income securities. The fair value of derivative instruments associated with offsetting matched book positions decreased by $208 million (refer to the decrease in the offsetting liability related to these derivative instruments described in the discussion of the change in liabilities below). Private equity investments at fair value decreased by $121 million as compared to the prior year, primarily resulting from the sale of one of our portfolio investments, our indirect investment in Albion, during fiscal year 2013 (refer to the Other section of MD&A in this item 7 for further information regarding the sale of our indirect investment in Albion).

As of September 30, 2013, our liabilities of $19.2 billion are $1.7 billion, or 10% greater than our liabilities as of September 30, 2012. The increase in liabilities as compared to the prior year is primarily due to the following. Payables to clients increased $1.36 billion, which resulted from an inflow of client cash over the year. Bank deposit liabilities increased $696 million, reflecting increased deposits at RJ Bank. Other borrowings increased $84 million as we borrowed under certain of our available credit facilities at September 30, 2013, primarily to finance a portion of our inventory of fixed income securities. Partially offsetting these increases, derivative instruments associated with offsetting matched book positions decreased by $208 million, and our corporate debt decreased by $135 million, primarily as a result of the conversion of a loan provided by Regions Bank as of September 30, 2012 into that of a revolving credit facility under which we had relatively minimal borrowings outstanding as of September 30, 2013 (refer to the discussion of the New Regions Credit Agreement in Notes 15 and 17 of the Notes to Consolidated Financial Statements in this Form 10-K).

Index

Contractual obligations, commitments and contingencies

We have contractual obligations to make future payments in connection with debt, non-cancelable lease agreements, partnership and limited liability company investments, commitments to extend credit, underwriting commitments, a naming rights agreement, and facilities arrangements pertaining to future corporate conference sites.  The following table sets forth these contractual obligations by fiscal year:

		Year ended September 30,
	Total	2014	2015	2016	2017	2018	Thereafter
	(in thousands)
Corporate debt(1)	$1,194,508	$3,530	$4,067	$254,050	$4,556	$4,823	$923,482
Interest on debt(1)	1,017,294	62,294	74,638	74,638	64,012	64,012	677,700
Loans payable of consolidated variable interest entities(2)	62,938	19,061	17,949	13,331	8,240	3,668	689
Other short-term borrowings (3)	84,076	79,076	5,000	—	—	—	—
Operating leases	402,830	75,050	69,678	62,818	52,552	40,887	101,845
Investments - private equity partnerships	46,795	46,795	—	—	—		—
Certificates of deposit (4)	313,374	51,490	69,041	61,277	83,092	48,474	—
Commitments to extend credit - RJ Bank (5)	2,913,107	2,913,107	—	—	—		—
RJ Bank loans purchased, not yet settled	76,391	76,391	—	—	—		—
Commitments to real estate entities	60,274	60,274	—	—	—		—
Commitment to purchase real estate in Pasco County, Florida(6)	3,500	3,500	—	—	—	—	—
Underwriting commitments	27,476	27,476	—	—	—		—
Naming rights for Raymond James stadium	9,183	3,988	4,148	1,047	—	—	—
Commitments for company hosted conferences	9,797	2,555	4,028	1,606	1,608	—	—
Loans and commitments to financial advisors	33,340	26,748	3,446	2,738	166	119	123
Total	$6,254,883	$3,451,335	$251,995	$471,505	$214,226	$161,983	$1,703,839

(1)	See Note 17 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(2)	Loans which are non-recourse to us. See further discussion in Note 16 of the Notes to Consolidated Financial Statements in this Form 10-K.

(3)	See Note 15 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(4)	See Note 14 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(5)	See Note 26 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(6)	See discussion of this commitment in Item 2, “Properties” in this Form 10-K.

See Note 20 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on our commitments and contingencies.

We are authorized by the Board of Directors to repurchase our common stock for general corporate purposes. There is no formal stock repurchase plan at this time. From time to time our Board of Directors has authorized specific dollar amounts for repurchases at the discretion of our Board’s Securities Repurchase Committee. As of September 30, 2013 the unused portion of the current authorization was $49.4 million.

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

Index

Regulatory

RJ&A, RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of September 30, 2013.

RJ Ltd. was not in Early Warning Level 1 or Level 2 as of or during the year ended September 30, 2013.

We currently invest in selected private equity and merchant banking investments (refer to Item 1, Reportable Segments, Other section in this Form 10-K additional information).  As a financial holding company, the magnitude of such investments will be subject to certain limitations.  At our current investment levels, we do not anticipate having to make any otherwise unplanned divestitures of these investments in order to comply with regulatory limits; however, the amount of future investments may be limited in order to maintain compliance within regulatory specified levels.

The maintenance of certain risk-based regulatory capital levels could impact various capital allocation decisions impacting one or more of our businesses.  However, due to our strong capital position, we do not anticipate these capital requirements will have any negative impact on our future business activities.

RJF and RJ Bank are subject to various regulatory capital requirements. Under the regulatory framework for prompt corrective action, RJF and RJ Bank met the requirements to be categorized as “well capitalized” as of September 30, 2013. See the Item 1 Business, Regulation section in this Form 10-K, for a discussion of the regulatory environment in which RJF and RJ Bank operate. One of RJ Bank’s U.S. subsidiaries is an agreement corporation and is also subject to regulation by the Fed. As of September 30, 2013, this RJ Bank subsidiary met the capital adequacy guideline requirements.

The Dodd-Frank Act has the potential to impact certain of our current business operations, including, but not limited to, its impact on RJ Bank which is discussed in the Item 1 Business, Regulation section in this Form 10-K.  Because of the nature of our business and our business practices, we do not expect the Dodd-Frank Act to have a significant direct impact on our operations as a whole. However, because some of the implementing regulations have yet to be adopted by various regulatory agencies, the specific impact on some of our businesses remains uncertain.

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

Index

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

Level 2-Financial instruments reported in Level 2 include those that have pricing inputs that are other than quoted prices in active markets, but which are either directly or indirectly observable as of the reporting date (i.e. prices for similar instruments). Instruments that are generally included in this category are equity securities that are not actively traded, corporate obligations infrequently traded, certain government and municipal obligations, interest rate swaps, certain asset-backed securities (“ABS”), certain CMOs, certain MBS, and our derivative instruments and nonrecurring fair value measurements for certain loans held for sale, impaired loans and other real estate owned (“OREO”).

Level 3-Financial instruments reported in Level 3 have little, if any, market activity and are measured using our best estimate of fair value, where the inputs into the determination of fair value are both significant to the fair value measurement and unobservable. These valuations require significant judgment or estimation. Instruments in this category generally include: equity securities with unobservable inputs such as those investments made in our proprietary capital activities, certain non-agency CMOs, certain non-agency ABS, pools of interest-only SBA loan strips (“I/O Strips”), certain municipal and corporate obligations which include ARS, and nonrecurring fair value measurements for certain impaired loans.

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

Valuation techniques

The fair value for certain of our financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with GAAP, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, our definition of actively traded is based on average daily volume and other market trading statistics. We have determined the market for certain other types of financial instruments, including certain CMOs, ABS, certain collateralized debt obligations and ARS, to be volatile, uncertain or inactive as of both September 30, 2013 and 2012. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. We considered the inactivity of the market to be evidenced by several factors, including a continued decreased price transparency caused by decreased volume of trades relative to historical levels, stale transaction prices and transaction prices that varied significantly either over time or among market makers.

The specific valuation techniques utilized for the categorization of financial instruments presented in our Consolidated Statements of Financial Condition are described below.

Index

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

The fair value for SBA loan securitizations is determined by utilizing observable prices obtained from a third party pricing service. The third party pricing service provides comparable price evaluations utilizing observable market data for similar securities. We substantiate the prices obtained from the third party pricing service by comparing such prices for a sample of securities to observable market trades obtained from external sources. The instruments valued using these observable inputs are typically classified within Level 2 of the fair value hierarchy.

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

Index

We also facilitate matched book derivative transactions through RJSS. RJSS enters into derivative transactions (primarily interest rate swaps) with customers of RJ&A. For every derivative transaction RJSS enters into with a customer, it enters into an offsetting transaction with terms that mirror the customer transaction, with a credit support provider who is a third party financial institution. We record the value of each derivative position held at fair value, as either an asset or an offsetting liability, presented as “derivative instruments associated with offsetting matched book positions”, as applicable, on our Consolidated Statements of Financial Condition. Fair value is determined using an internal model which includes inputs from independent pricing sources to project future cash flows under each underlying derivative contract. The cash flows are discounted to determine the present value. Since any changes in fair value are completely offset by an opposite change in the offsetting transaction position, there is no net impact on our Consolidated Statements of Income and Comprehensive Income from changes in the fair value of these derivative instruments.

RJ Bank enters into three month forward foreign exchange contracts to hedge the risk related to their investment in their Canadian subsidiary. These derivatives are recorded at fair value on the Consolidated Statements of Financial Condition, the majority of which are designated as net investment hedges.

Available for sale securities

Available for sale securities are comprised primarily of MBS, CMOs, and other equity securities held predominately by RJ Bank (the “RJ Bank AFS Securities”) and ARS held by a non-broker-dealer subsidiary of RJF (collectively referred to as the “RJF AFS Securities”). Debt and equity securities classified as available for sale are reported at fair value with unrealized gains and losses, net of deferred taxes, recorded through other comprehensive income and thereafter presented in shareholders’ equity as a component of accumulated other comprehensive income (“AOCI”) unless the loss is considered to be other-than-temporary, in which case the related credit loss portion is recognized as a loss in other revenue. Realized gains and losses on sales of such securities are recognized using the specific identification method and reflected in other revenue in the period they are sold.

The fair value of agency and senior non-agency securities included within the RJ Bank AFS Securities is determined by obtaining third party pricing service bid quotations from two independent pricing services. Third party pricing service bid quotations are based on either current market data, or for any securities traded in markets where the trading activity has slowed such as the CMO market, the most recently available market data. The third party pricing services provide comparable price evaluations utilizing available market data for similar securities. The market data the third party pricing services utilize for these price evaluations includes observable data comprised of benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data including market research publications, and loan performance experience. In order to validate that the pricing information used by the primary third party pricing service is observable, we request, on a quarterly basis, some of the key market data available for a sample of senior securities and compare this data to that which we observed in our independent accumulation of market information. Securities valued using these valuation techniques are classified within Level 2 of the fair value hierarchy.

For senior non-agency securities within the RJ Bank AFS Securities where a significant difference exists between the primary third party pricing service bid quotation and the secondary third party pricing service, we utilize a discounted cash flow analysis to determine which third party price quote is most representative of fair value under the current market conditions. The fair values for most senior non-agency securities at September 30, 2013 were based on the respective primary third party pricing service bid quotation. Securities measured using these valuation techniques are generally classified within Level 2 of the fair value hierarchy.

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

Index

For any RJF AFS Securities in an unrealized loss position at the reporting period end, we make an assessment whether these securities are impaired on an other-than-temporary basis. In order to evaluate our risk exposure and any potential impairment of these securities, on at least a quarterly basis, we review the characteristics of each security owned such as, where applicable, collateral type, delinquency and foreclosure levels, credit enhancement, projected loan losses, collateral coverage, the presence of U.S. government or government agency guarantees, and issuer credit rating. The following factors are considered to determine whether an impairment is other-than-temporary: our intention to sell the security, our assessment of whether it is more likely than not that we will be required to sell the security before the recovery of its amortized cost basis, and whether the evidence indicating that we will recover the amortized cost basis of a security in full outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end, recent events specific to the issuer or industry, and forecasted performance of the security. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written-down to fair value with the credit loss portion of the write-down recorded as a realized loss in other revenue and the non-credit portion of the write-down recorded net of deferred taxes in other comprehensive income and are thereafter presented in equity as a component of AOCI. The credit loss portion of the write-down is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security. The previous amortized cost basis of the security less the other-than-temporary impairment recognized in earnings establishes the new cost basis for the security.

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

Private equity investments

Private equity investments, held in our Other segment, consist of various direct and third party private equity and merchant banking investments. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets. As a result, these values cannot be determined with precision and the calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument.

Private equity investments are carried at estimated fair value. They are valued initially at the transaction price until significant transactions or developments indicate that a change in the carrying values of these investments is appropriate. The carrying values of these investments are adjusted based on financial performance, investment-specific events, financing and sales transactions with third parties and/or discounted cash flow models incorporating changes in market outlook. Investments in funds structured as limited partnerships are generally valued based on our proportionate share of the net assets of the partnership as provided by the fund manager. Investments valued using these valuation techniques are classified within Level 3 of the fair value hierarchy.

Other investments

Other investments consist primarily of marketable securities we hold that are associated with a deferred compensation program which was formerly sponsored by MK &Co., term deposits with Canadian financial institutions, or investments in other securities arising from the operations of RJ Ltd., and certain investments in limited partnerships (or funds) for which in a number of instances, one of our affiliates serves as the managing member or general partner (see Note 11 of our Notes to Consolidated Financial Statements in this Form 10-K for information regarding such funds).

Certain employees who were at one-time associated with MK & Co., participate in deferred compensation plans. The balances associated with these plans are invested in certain marketable securities that are held by RJF until the vesting date, typically five years from the date of the deferral. We use quoted prices in active markets to determine the fair value of these investments. Such instruments are classified within Level 1 of the fair value hierarchy.

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

Index

Level 3 assets and liabilities

As of September 30, 2013, 9% of our total assets and 3% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $470 million as of September 30, 2013 and represent 24% of our assets measured at fair value. Our ARS positions comprise $242 million, or 51%, and our private equity investments comprise $216 million, or 46%, of the Level 3 assets as of September 30, 2013.  Level 3 assets represent 11.7% of total equity as of September 30, 2013.

Financial instruments which are liabilities categorized as Level 3 amount to $60 thousand as of September 30, 2013 and represent less than 1% of liabilities measured at fair value.

See Notes 5, 6 and 7 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information on our financial instruments.

Goodwill

Goodwill involves the application of significant management judgment. Of our total goodwill of $295 million: $230 million arose from our fiscal year 2012 acquisition of Morgan Keegan (see Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K for further information regarding the Morgan Keegan acquisition) and as of September 30, 2013 is part of RJ&A, $33 million arose from our acquisition of Goepel McDermid, Inc. (now RJ Ltd.) which occurred during fiscal year 2001, $30 million arose from our acquisition of Roney & Co. (now part of RJ&A) which occurred during fiscal year 1999, and $2 million arose from our acquisition of Howe Barnes which occurred in April 2011 and is now a part of RJ&A. This goodwill was allocated to reporting units; $174 million is included in the PCG segment and $121 million is included in the Capital Markets segment.

Goodwill is subject to an evaluation of potential impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. We performed our annual goodwill impairment testing as of December 31, 2012. We elected to not exercise the option to perform a qualitative assessment, but instead to perform a quantitative assessment of the equity value of each reporting unit that includes an allocation of goodwill. In our determination of the reporting unit fair value of equity, we used a combination of the income approach and the market approach. Under the income approach, we used discounted cash flow models applied to each respective reporting unit. Under the market approach, we calculated an estimated fair value based on a combination of multiples of earnings of guideline companies in the brokerage and capital markets industry that are publicly traded on organized exchanges, and the book value of comparable transactions. The estimated fair value of the equity of the reporting unit resulting from each of these valuation approaches was dependent upon the estimates of future business unit revenues and costs, such estimates were subject to critical assumptions regarding the nature and health of financial markets in future years as well as the discount rate to apply to the projected future cash flows. In estimating future cash flows, a balance sheet as of the test date and a statement of operations for the last twelve months of activity for each reporting unit (or for the nine month period since the Closing Date for Morgan Keegan reporting units) were compiled. Future balance sheets and statements of operations were then projected, and estimated future cash flows were determined by the combination of these projections. The cash flows were discounted at the reporting units estimated cost of equity which was derived through application of the capital asset pricing model. The valuation result from the market approach was dependent upon the selection of the comparable guideline companies and transactions and the earnings multiple applied to each respective reporting units’ projected earnings. Finally, significant management judgment was applied in determining the weight assigned to the outcome of the market approach and the income approach, which resulted in one single estimate of the fair value of the equity of the reporting unit.

Based upon the outcome of our quantitative assessments as of December 31, 2012, we concluded that with the exception of our RJES reporting unit, there was no other impairment of goodwill and the fair values of the equity of the reporting units to be substantially in excess of their book carrying values, which include the allocated goodwill. See Note 13 of the Notes to Consolidated Financial Statements in this Form 10-K, for a summary of certain key assumptions utilized in our quantitative analysis performed as of December 31, 2012. The assumptions and estimates utilized in determining the fair value of reporting unit equity are sensitive to changes, including, but not limited to, a decline in overall market conditions, adverse business trends and changes in regulations.

Index

We concluded the goodwill associated with the RJES reporting unit to be completely impaired. The impairment expense recorded in the year ended September 30, 2013 of $6.9 million is included in other expense on our Consolidated Statements of Income and Comprehensive Income. Since we did not own 100% of RJES as of the annual testing date, our share of this impairment expense after consideration of the noncontrolling interests amounts to $4.6 million. RJES is an entity that provides research coverage on European corporations as well as having sales and trading operations. The decline in value of RJES is primarily due to the continuing economic slowdown experienced in Europe which has had a negative impact on the financial services entities operating therein, as well as certain management decisions that were made during the quarter ended March 31, 2013 which impact RJES’ operating plans on a going forward basis. In April 2013, we purchased all of the outstanding equity in RJES that was held by others, thus we now have sole control over RJES.

In mid-February 2013, the client accounts and financial advisors of MK & Co. were transferred to RJ&A pursuant to our Morgan Keegan acquisition integration strategies. As a result, certain RJ&A and MK & Co. reporting units, which have an allocation of both private client group as well as capital markets goodwill, were combined. We assessed whether these transfers, which occurred after our annual goodwill impairment testing date, could change our conclusions regarding no impairment of goodwill in the reporting units effected by the transfers. Based upon our qualitative analysis related to those reporting units, we concluded that it was more likely than not that the fair value of the combined reporting units equity exceeds the combined reporting units’ carrying value including goodwill after the effect of such transfers.

The change in our reportable segments, which was effective as of September 30, 2013 (see Notes 1 and 28 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information), did not cause us to update the annual impairment testing we performed as the reporting units which were impacted by this change do not have an allocation of goodwill.

No other events have occurred since December 31, 2012 that would cause us to update the annual impairment testing we performed as of that date.

Loss provisions

Loss provisions arising from legal proceedings

We recognize liabilities for contingencies when there is an exposure that, when fully analyzed, indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and uncertainties. When a range of possible loss can be estimated, we accrue the most likely amount of possible loss within that range; if the most likely amount within that range is not determinable, we accrue a minimum based on the range of possible loss. No liability is recognized for those matters which, in management’s judgment, the determination of a reasonable estimate of loss is not possible.

We record liabilities related to legal proceedings in trade and other payables within our Consolidated Statements of Financial Condition. The determination of whether a loss is probable, and if so the possible loss amount, requires significant judgment. We consider many factors including, but not limited to: the amount of the claim; the amount of the loss in the client’s account; the basis and validity of the claim; the possibility of wrongdoing on the part of one of our employees or financial advisors; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the liability is adjusted as we consider appropriate. Any change in the liability amount is recorded in the consolidated financial statements and is recognized as either a charge or a credit to net income in that period. The actual costs of resolving legal proceedings may be substantially higher or lower than the recorded liability amounts for those matters. We expense our cost of defense related to such matters in the period they are incurred.

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

Loan loss provisions arising from operations of RJ Bank

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio. Refer to Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-K for discussion of RJ Bank’s policies regarding the allowance for loan losses, and refer to Note 9 of the Notes to the Consolidated Financial Statements in this Form 10-K for quantitative information regarding the allowance balances as of September 30, 2013.

The current year’s provision for loan losses includes $5.6 million resulting from the impact of our internal corporate loan classification changes as a result of the banking regulators’ annual Shared National Credit (“SNC”) examination. The SNC exam included a review, which represented 80% of the total held for investment corporate portfolio at such time. The impact of the SNC exam results from differences in judgment applicable to a limited number of the credits reviewed in the annual exam. We incorporate all regulatory trends observed during each annual SNC exam into our internal ratings methodology. The limited number of loans with ratings differences, the lengthy period between SNC exams, and the lack of a consistent pattern of credit characteristics leading to the loan ratings differences from year to year will cause the results of any year’s exam to be unpredictable and result in some changes from our internal ratings. Based on these factors, however, we do not believe the SNC exam results to be indicative of current policies resulting in inaccurate loan classifications that need to be changed, rather, are differences in judgment and are not indicative of future trends in the subsequent year. We do not always incorporate loan classification upgrades that result from the SNC exam. Thus, based on this policy, the results of the annual SNC exam on our portfolio may result in an increase to our provision for loan losses for the respective period these results become known. Given the relatively high percentage of SNC loans in our total corporate loan portfolio and the probability that regulators are likely to have a different view on some loans in our portfolio, the impact from each annual SNC exam may be material to any fiscal year’s provision for loan losses should the credit ratings changes resulting from such exam be numerous, significant (meaning more than a one notch classification change), or associated with considerably large loans in our portfolio.
The prior year’s provision for loan losses included $4 million resulting from the impact of the respective period’s annual SNC exam. This prior year exam included a review, which was approximately 84% of the held for investment corporate loan portfolio.
At September 30, 2013, the amortized cost of all RJ Bank loans was $9 billion and an allowance for loan losses of $137 million was recorded against that balance. The total allowance for loan losses is equal to 1.52% of the amortized cost of the loan portfolio.
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

Income taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year. We utilize the asset and liability method to provide income taxes on all transactions recorded in the consolidated financial statements. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on the tax rates that we expect to be in effect when the underlying items of income and expense are realized. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns, including the repatriation of undistributed earnings of foreign subsidiaries. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or liquidity. See Note 19 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on our uncertain tax positions.

Index

Effects of recently issued accounting standards, and accounting standards not yet adopted

In December 2011, the FASB issued new guidance amending the existing pronouncement by requiring additional disclosures regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments.  Specifically, this new guidance will require additional information about financial instruments and derivative instruments that are either; 1) offset or 2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are currently offset.  The additional disclosure is intended to provide greater transparency on the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments within the scope of this amendment.  This new guidance is first effective for our financial report covering the quarter ending December 31, 2013.  The adoption of this new guidance will impact certain presentations of assets and liabilities within the notes to our consolidated financial statements, but will not impact our determinations of asset or liability amounts presented on our consolidated statements of financial condition. These additional disclosures will be presented in our quarterly report on Form 10-Q for the period ended December 31, 2013.

In February 2013, the FASB issued new guidance intended to improve the reporting of reclassifications out of AOCI. The new guidance requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This new guidance is first effective for our financial report covering the quarter ending December 31, 2013.  The adoption of this new guidance will result in an increase in certain financial statement disclosures, but will not have any impact on our financial position or results of operations. These additional disclosures will be presented in our quarterly report on Form 10-Q for the period ended December 31, 2013.

In March 2013, the FASB issued new guidance intended to clarify the applicable guidance for the release of the cumulative translation adjustment when either an entity ceases to have a controlling financial interest in a subsidiary or involving an equity method investment that is a foreign entity. The new guidance is intended to resolve the diversity in current practice in the accounting for the release of the cumulative translation adjustment into net income for sales or transfers of a controlling financial interest that is a foreign entity. This new guidance is first effective for our financial report covering the quarter ending December 31, 2014, however early adoption is permitted as long as an entity that adopts the guidance early applies the new guidance as of the beginning of the fiscal year of adoption.  To the extent that we have any future transactions with our foreign entities that fall within the scope of this clarifying guidance, we will evaluate the option of adopting this guidance early. Given that this guidance applies to entity specific transactions, we are unable to estimate the financial impact, if any, this clarifying guidance may have on our financial position or results of operations.

In June 2013, the FASB issued new guidance intended to amend the scope, measurement and disclosure requirements for investment companies.  The new guidance is intended to change the approach to the investment company assessment, clarify the characteristics of an investment company, require an investment company to measure noncontrolling ownership interests in other investment companies at fair value and requires additional disclosures about the investment company.  This new guidance is first effective for our financial report covering the quarter ending December 31, 2014, early adoption is prohibited.  We are currently evaluating the impact of the adoption of this new guidance will have on our financial position and results of operations.

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

Index

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

Risks are an inherent part of our business and activities. Management of these risks is critical to our fiscal soundness and profitability. Our risk management processes are multi-faceted and require communication, judgment and knowledge of financial products and markets. We have a formal Enterprise Risk Management (“ERM”) program to assess and review aggregate risks across the firm. Our management takes an active role in the ERM process which requires specific administrative and business functions to participate in the identification, assessment, monitoring and control of various risks. The results of this process are extensively documented and reported to executive management and the RJF Audit and Risk Committee of the Board of Directors.

The principal risks involved in our business activities are market, credit, liquidity, operational, and regulatory and legal.

Market risk

Market risk is our risk of loss resulting from changes in interest rates and security prices. We have exposure to market risk primarily through our broker-dealer and banking operations. Our broker-dealer subsidiaries, primarily RJ&A, trade tax-exempt and taxable debt obligations and act as an active market maker in over-the-counter equity securities. In connection with these activities, we maintain inventories in order to ensure availability of securities and to facilitate client transactions. RJ Bank holds investments in MBS, CMOs and other equity securities within its available for sale securities portfolio as well as SBA loan securitizations not yet transferred. We hold certain ARS in a non-broker-dealer subsidiary of RJF. Additionally, primarily within our Canadian broker-dealer subsidiary, we invest in securities for our own proprietary equity investment account.

See Notes 2, 5 and 6 of the Notes to the Consolidated Financial Statements in this Form 10-K for information regarding the fair value of trading inventories associated with our broker-dealer client facilitation, market making and proprietary trading activities in addition to RJ Bank’s securitizations. See Note 7 of the Notes to the Consolidated Financial Statements in this Form 10-K for information regarding the fair value of available for sale securities.

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

Interest rate risk

Trading activities

We are exposed to interest rate risk as a result of our trading inventories (primarily comprised of fixed income instruments) in our Capital Markets segment, as well as our RJ Bank operations. We actively manage the interest rate risk arising from our fixed income trading securities through the use of hedging techniques that involve swaps, futures and U.S. Treasury obligations. We monitor, on a daily basis, the Value-at-Risk (“VaR”) in our trading portfolios. VaR is an appropriate statistical technique for estimating the potential losses in trading portfolios due to typical adverse market movements over a specified time horizon with a suitable confidence level.

We apply the Fed’s Market Risk Rule (“MRR”) for the purpose of calculating our capital ratios. The MRR requires us to extend the calculation of VaR for all of our trading portfolios, including equity and derivative instruments.

Index

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

We have chosen the historical period of twelve months to be representative of the current interest rate and equity markets.  We utilize stress testing to complement our VaR analysis so as to measure risk under historical and hypothetical adverse scenarios.  VaR results are indicative of relatively recent changes in general interest rates and equity markets and are not designed to capture historical stress periods beyond the twelve month historical period. Back testing procedures performed include comparing projected VaR results to our daily trading losses.  We then verify that the number of times that daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the year ended September 30, 2013, the reported daily loss in our trading portfolio exceeded the predicted VaR one time.

Should markets suddenly become more volatile, actual trading losses may exceed the VaR results presented on a single day and might accumulate over a longer time horizon, such as a number of consecutive trading days. Accordingly, management applies additional controls including position limits, a daily review of trading results, review of the status of aged inventory, independent controls on pricing, monitoring of concentration risk, and review of issuer ratings, as well as stress testing. During volatile markets we may choose to pare our trading inventories to reduce risk.

The following table sets forth the high, low, and daily average VaR for all of our trading portfolios, including fixed income, equity and derivative instruments, as of the period and dates indicated:

	Year ended September 30, 2013			VaR at September 30,
	High	Low	Daily Average	2013	2012
	(in thousands)
Daily VaR	$3,078	$697	$1,718	$1,471	$1,164

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

Separately, RJF provides additional market risk disclosures to comply with the “Risk-Based Capital Guidelines: Market Risk” rule released by the Fed, the OCC and the FDIC. The results of the application of this market risk capital rule, also known Basel 2.5, are available on our website under “Our Company - Financial Reports - Market Risk Rule Disclosure” within 45 days after the end of each of our reporting periods (the information on our website is not incorporated by reference into this report).

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase Government National Mortgage Association (“GNMA”) MBS.  The MBS securities are issued on behalf of various state and local housing finance agencies (“HFA”) and consist of the mortgages originated through their lending programs. RJ&A’s forward GNMA MBS purchase commitment arises at the time of the loan reservation for a borrower in the HFA lending program (these loan reservations fix the terms of the mortgage, including the interest rate and maximum principal amount).  The underlying terms of the GNMA MBS purchase, including the price for the MBS security (which is dependent upon the interest rates associated with the underlying mortgages) are also fixed at loan reservation.  Upon acquisition of the MBS security, RJ&A typically sells such security in open market transactions as part of its fixed income operations.  In order to hedge the interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS in the market, RJ&A enters into to be announced (“TBA”) security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future. See Note 20 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding these activities and the related balances outstanding as of September 30, 2013.

See Note 18 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding our derivative financial instruments.

Index

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

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. This committee uses several measures to monitor and limit RJ Bank’s interest rate risk including scenario analysis, repricing gap analysis and limits, and economic value of equity. Simulation models and estimation techniques are used to assess the sensitivity of the net interest income stream to movements in interest rates. Assumptions about consumer behavior play an important role in these calculations; this is particularly relevant for loans such as mortgages where the client has the right, but not the obligation, to repay before the scheduled maturity. To ensure that RJ Bank is within its limits established for net interest income, a sensitivity analysis of net interest income to interest rate conditions is estimated for a variety of scenarios. RJ Bank utilizes an internally developed asset/liability model using standard industry software to analyze the available data. The model calculates changes in net interest income by calculating interest income and interest expense from existing assets and liabilities using current repricing, prepayment, and volume assumptions. Various interest rate scenarios are modeled in order to determine the effect those scenarios would have on net interest income.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own internal asset/liability model:

Instantaneous changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)
+300	$375,819	9.64%
+200	$372,613	8.70%
+100	$370,645	8.13%
0	$342,781	—
-100	$328,108	(4.28)%

Refer to the Net Interest section of MD&A, in Item 7 of this Form 10-K, for a discussion and estimate of the potential favorable impact on RJF’s pre-tax income that could result from a 100 basis point instantaneous rise in short-term interest rates applicable to RJF’s entire operations.

The following table presents the amount of RJ Bank’s interest-earning assets and interest-bearing liabilities expected to reprice, prepay or mature in each of the indicated periods at September 30, 2013:

	Repricing opportunities
	0 - 6 months	7 - 12 months	1 - 5 years	5 or more years
	(in thousands)
Interest-earning assets:
Loans	$7,802,622	$573,637	$384,415	$240,964
Available for sale securities	244,926	24,825	130,365	68,911
Other investments	1,049,111	—	—	—
Total interest-earning assets	9,096,659	598,462	514,780	309,875
Interest-bearing liabilities:
Transaction and savings accounts	8,979,228	—	—	—
Certificates of deposit	28,055	23,435	261,884	—
Total interest-bearing liabilities	9,007,283	23,435	261,884	—
Gap	89,376	575,027	252,896	309,875
Cumulative gap	$89,376	$664,403	$917,299	$1,227,174

Index

The following table shows the contractual maturities of RJ Bank’s loan portfolio at September 30, 2013, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One year or less	>One year – five years	> 5 years	Total
	(in thousands)
Loans held for sale	$—	$—	$100,731	$100,731
Loans held for investment:
C&I loans	107,454	3,274,484	1,864,067	5,246,005
CRE construction loans	18,959	33,881	8,000	60,840
CRE loans	151,704	982,199	149,143	1,283,046
Residential mortgage loans	4,208	19,995	1,721,447	1,745,650
Consumer loans	548,870	6,883	52	555,805
Total loans held for investment	831,195	4,317,442	3,742,709	8,891,346
Total loans	$831,195	$4,317,442	$3,843,440	$8,992,077

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at September 30, 2013:

	Interest rate type
	Fixed	Adjustable		Total(1)
	(in thousands)
Loans held for sale	$3,575	$97,156		$100,731
Loans held for investment:
C&I loans	1,572	5,136,979		5,138,551
CRE construction loans	—	41,881		41,881
CRE loans	71,374	1,059,968		1,131,342
Residential mortgage loans	268,190	1,473,252	(2)	1,741,442
Consumer loans	52	6,883		6,935
Total loans held for investment	341,188	7,718,963		8,060,151
Total loans	$344,763	$7,816,119		$8,160,882

(1)	Excludes any net unearned income and deferred expenses.

(2)	See the “Credit risk” discussion within Item 7A of this Form 10-K for additional information regarding RJ Bank’s interest-only loan portfolio and related repricing schedule.

Equity price risk

We are exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A and RJ Ltd. RJ&A’s broker-dealer activities are primarily client-driven, with the objective of meeting clients’ needs while earning a trading profit to compensate for the risk associated with carrying inventory.  RJ Ltd. has a proprietary trading business; the average aggregate inventory held for proprietary trading by RJ Ltd. during the year ended September 30, 2013 was CDN $8 million.  We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.

Foreign exchange risk

We are subject to foreign exchange risk due to: financial instruments denominated in U.S. dollars predominantly held by RJ Ltd., whose functional currency is the Canadian dollar, which may be impacted by fluctuation in foreign exchange rates; certain loans held by RJ Bank denominated in Canadian currency; and our investments in foreign subsidiaries.

Index

In order to mitigate its portion of this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of September 30, 2013, RJ Ltd. held forward contracts to buy and sell U.S. dollars totaling CDN $5 million and CDN $6 million, respectively.  In addition, RJ Bank’s U.S. subsidiaries hedge the foreign exchange risk related to their net investment in a Canadian subsidiary utilizing short-term, forward foreign exchange contracts.  These derivative agreements are accounted for as net investment hedges in the Consolidated Financial Statements.  See Note 18 of the Notes to Consolidated Financial Statements in this Form 10-K for further information regarding these derivative contracts.

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

Our client activities involve the execution, settlement, and financing of various transactions on behalf of our clients. Client activities are transacted on either a cash or margin basis. Credit exposure associated with our PCG segment results primarily from customer margin accounts, which are monitored daily and are collateralized. We monitor exposure to industry sectors and individual securities and perform analysis on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions. In addition, when clients execute a purchase, we are at some risk that the client will renege on the trade. If this occurs, we may have to liquidate the position at a loss. However, most private clients have available funds in the account before the trade is executed.

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

The valuation of the non-agency CMOs held as available for sale securities by RJ Bank is impacted by the credit risk associated with the underlying residential loans. Underlying loan characteristics associated with this risk are considered in valuing these securities. ARS held by a non-broker-dealer subsidiary of RJF is impacted by the credit worthiness of the ARS issuer. See Note 7 of the Notes to the Consolidated Financial Statements in this Form 10-K for more information.

RJ Bank has substantial corporate and residential mortgage loan portfolios.  A significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector or sectors where RJ Bank has a concentration could result in large provisions for loan losses and/or charge-offs.

Index

RJ Bank’s strategy for credit risk management includes well-defined credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all corporate, residential and consumer credit exposures. The strategy also includes diversification on a geographic, industry and customer level, regular credit examinations and management reviews of all corporate loans and individual delinquent residential and consumer loans. The credit risk management process also includes an annual independent review of the credit risk monitoring process that performs assessments of compliance with corporate, residential mortgage and consumer credit policies, risk ratings, and other critical credit information. RJ Bank seeks to identify potential problem loans early, record any necessary risk rating changes and charge-offs promptly and maintain appropriate reserve levels for probable incurred loan losses. RJ Bank’s corporate loan portfolio is comprised of approximately 360 borrowers, the majority of which are underwritten, managed and reviewed at RJ Bank’s corporate headquarters location, which facilitates close monitoring of the portfolio by credit risk personnel, relationship officers and senior RJ Bank executives. RJ Bank utilizes a comprehensive credit risk rating system to measure the credit quality of individual corporate loans and related unfunded lending commitments, including the probability of default and/or loss given default of each corporate loan and commitment outstanding.

RJ Bank’s allowance for loan losses methodology are described in the Critical Accounting Estimates section of this Item 7 and Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-K. As RJ Bank’s loan portfolio is segregated into five portfolio segments, likewise, the allowance for loan losses is segregated by these same segments.  The risk characteristics relevant to each portfolio segment are as follows:

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

Residential mortgage (includes home equity loans/lines):  All of RJ Bank’s residential mortgage loans adhere to stringent underwriting parameters pertaining to credit score and credit history, debt-to-income ratio of borrower, LTV, and combined LTV (including second mortgage/home equity loans).  RJ Bank does not originate or purchase option adjustable rate mortgage (“ARM”) loans with negative amortization, reverse mortgages, or other types of non-traditional loan products.  Loans with deeply discounted teaser rates are not originated or purchased.  All loans in this segment are collateralized by residential real estate and repayment is primarily dependent on the credit quality of the individual borrower.  A decline in the strength of the economy, particularly unemployment rates and housing prices, among other factors, could have a significant effect on the credit quality of loans in this segment.

Consumer:  Loans in this segment are primarily secured by marketable securities at advance rates consistent with industry standards. These loans are monitored daily for adherence to LTV guidelines and when a loan exceeds the required LTV, a collateral call is issued. Past due loans are minimal as any past due amounts result in a notice to the client for payment or the potential sale of securities which will bring the loan current and may bring the loan within the prescribed LTV guidelines.

In evaluating credit risk, RJ Bank considers trends in loan performance, the level of allowance coverage relative to similar banking institutions, industry or customer concentrations, the loan portfolio composition and macroeconomic factors. During fiscal year 2013 corporate profit levels have improved but have remained weak as compared to historic levels. Unemployment rates have declined, but remain high. Retail sales continue to be sluggish and credit quality trends, while improved in some sectors, remain somewhat tenuous. All of these factors have a potentially negative impact on loan performance. However, during fiscal year 2013, corporate borrowers have continued to access the markets for new equity and debt. The volatility in residential home values in certain geographies has continued to have an impact on residential mortgage loan performance. These factors all have the capacity to negatively impact our provision for loan losses and net charge-offs.

Index

Several factors were taken into consideration in evaluating the allowance for loan losses at September 30, 2013, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. RJ Bank further stratified the performing residential mortgage loan portfolio based upon updated LTV estimates with higher reserve percentages allocated to the higher LTV loans. Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate.

Changes in the allowance for loan losses of RJ Bank are as follows:

	For the year ended September 30,
	2013	2012	2011	2010	2009
	($ in thousands)
Allowance for loan losses, beginning of year	$147,541	$145,744	$147,084	$150,272	$88,155
Provision for loan losses	2,565	25,894	33,655	80,413	169,341
Charge-offs:
C&I loans	(813)	(10,486)	(458)	—	—
CRE construction loans	—	—	—	—	(3,222)
CRE loans	(9,599)	(2,000)	(15,204)	(56,402)	(77,317)
Residential mortgage loans	(6,771)	(15,270)	(22,501)	(30,837)	(27,314)
Consumer	(254)	(96)	(255)	—	—
Total charge-offs	(17,437)	(27,852)	(38,418)	(87,239)	(107,853)
Recoveries:
C&I loans	117	—	—	—	—
CRE loans	1,680	1,074	1,670	2,349	1
Residential mortgage loans	2,299	2,543	1,744	1,289	628
Consumer	32	21	9	—	—
Total recoveries	4,128	3,638	3,423	3,638	629
Net charge-offs	(13,309)	(24,214)	(34,995)	(83,601)	(107,224)
Foreign exchange translation adjustment	(296)	117	—	—	—
Allowance for loan losses, end of year	$136,501	$147,541	$145,744	$147,084	$150,272

Allowance for loan losses to total bank loans outstanding	1.52%	1.81%	2.18%	2.36%	2.23%

The primary factors impacting the provision for loan losses during the year resulted from improved credit quality in the loan portfolio including a decrease in corporate criticized loans, a favorable resolution of corporate problem loans, lower LTV ratios in the residential mortgage loan portfolio, and a significant reduction of residential mortgage delinquent loans.  In addition, although the amount of nonperforming loans remains elevated as compared to the pre-2008 levels, somewhat improved economic conditions relative to the prior year have limited the amount of new problem loans.

The current year’s provision for loan loss also includes $5.6 million resulting from the impact of the banking regulators’ annual SNC exam. The prior year’s provision for loan losses included $4 million resulting from the impact of the respective period’s annual SNC exam (see the Critical Accounting Estimates section of this Item 7 for additional information regarding the annual SNC exam).

Index

The following table presents net loan charge-offs and the percentage of net loan charge-offs to the average outstanding loan balances by loan portfolio segment:

	For the year ended September 30,
	2013		2012		2011
	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$(696)	0.01%	$(10,486)	0.22%	$(458)	0.01%
CRE loans	(7,919)	0.73%	(926)	0.11%	(13,534)	1.70%
Residential mortgage loans	(4,472)	0.26%	(12,727)	0.73%	(20,757)	1.12%
Consumer loans	(222)	0.05%	(75)	0.08%	(246)	3.55%
Total	$(13,309)	0.15%	$(24,214)	0.32%	$(34,995)	0.56%

	For the year ended September 30,
	2010		2009
	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$—	—	$—	—
CRE construction loans	—	—	(3,222)	0.96%
CRE loans	(54,053)	5.56%	(77,316)	4.22%
Residential mortgage loans	(29,548)	1.34%	(26,686)	0.99%
Consumer loans	—	—	—	—
Total	$(83,601)	1.30%	$(107,224)	1.43%

Index

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. The 45% decline in net charge-offs compared to the prior year was primarily attributable to improved credit quality in the C&I loan portfolio in addition to a stabilization of the balance in nonperforming residential mortgage loans. The table below presents nonperforming loans and total allowance for loan losses:

	September 30, 2013		September 30, 2012		September 30, 2011
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	(in thousands)
Loans held for sale	$—	$—	$—	$—	$—	$(5)
Loans held for investment:
C&I loans	89	(95,994)	19,517	(92,409)	25,685	(81,267)
CRE construction loans	—	(1,000)	—	(739)	—	(490)
CRE loans	25,512	(19,266)	8,404	(27,546)	15,842	(30,752)
Residential mortgage loans	76,357	(19,126)	78,739	(26,138)	91,796	(33,210)
Consumer loans	—	(1,115)	—	(709)	—	(20)
Total	$101,958	$(136,501)	$106,660	$(147,541)	$133,323	$(145,744)

	September 30, 2010		September 30, 2009
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	(in thousands)
Loans held for sale	$—	$(23)	$—	$(7)
Loans held for investment:
C&I loans	—	(60,464)	—	(84,841)
CRE construction loans	—	(4,473)	—	(3,237)
CRE loans	67,901	(47,771)	86,422	(34,018)
Residential mortgage loans	86,082	(34,297)	71,960	(28,081)
Consumer loans	—	(56)	—	(88)
Total	$153,983	$(147,084)	$158,382	$(150,272)

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased 4% during the year ended September 30, 2013.  This decrease was primarily due to a $19.4 million reduction in nonperforming C&I loans and a $2.3 million reduction in nonperforming residential mortgage loans, offset by a $17.1 million increase in nonperforming CRE loans.  Included in nonperforming residential mortgage loans are $62 million in loans for which $35.8 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance.

Index

Loan underwriting policies

A component of RJ Bank’s credit risk management strategy is conservative, well-defined policies and procedures. RJ Bank’s underwriting policies for the major types of loans are:

Residential mortgage and consumer loan portfolio

RJ Bank’s residential mortgage loan portfolio consists of first mortgage loans originated by RJ Bank via referrals from our PCG financial advisors and the general public as well as first mortgage loans purchased by RJ Bank. All of RJ Bank’s residential mortgage loans adhere to strict underwriting parameters pertaining to credit score and credit history, debt-to-income ratio of the borrower, LTV, and combined LTV (including second mortgage/home equity loans). Approximately 90% of the residential loans are fully documented loans and 98% of the residential mortgage loan portfolio is owner-occupant borrowers for their primary or second home residences, of which approximately 85% is for their primary residences. Substantially all of RJ Bank’s residential loans are ARM loans. Approximately 20% of the first lien residential mortgage loans are ARMs with interest-only payments based on a fixed rate for an initial period of the loan, typically three to five years, then become fully amortizing, subject to annual and lifetime interest rate caps. Certain of our originated 15 or 30-year fixed-rate mortgage loans are sold in the secondary market. RJ Bank’s consumer loan portfolio is comprised primarily of loans fully collateralized by client’s marketable securities and represents approximately 6% of RJ Bank’s total loan portfolio. The underwriting policy for RJ Bank’s consumer loans primarily includes a review of collateral, including LTV, with a limited review of repayment history and the debt-to-income ratio of the borrower.

While RJ Bank has chosen not to participate in any government-sponsored loan modification programs, its loan modification policy does take into consideration some of the programs’ parameters and supports every effort to assist borrowers within the guidelines of safety and soundness. In general, RJ Bank considers the qualification terms outlined in the government-sponsored programs as well as the affordability test and other factors. RJ Bank retains flexibility to determine the appropriate modification structure and required documentation to support the borrower’s current financial situation before approving a modification. Short sales are also used by RJ Bank to mitigate credit losses.

Corporate loan portfolio

RJ Bank’s corporate loan portfolio is diversified among a number of industries in both the U.S. and Canada and comprised of project finance real estate loans, commercial lines of credit and term loans, the majority of which are participations in SNC or other large syndicated loans. RJ Bank is sometimes involved in the syndication of the loan at inception and some of these loans have been purchased in the secondary trading markets. As the process for evaluating the SNCs or other large syndications is consistent with the process for the other corporate loans in the portfolio, there is no additional credit risk with syndicated loans as compared to any other loan in RJ Bank’s corporate loan portfolio. In addition, all corporate loans are subject to RJ Bank’s regulatory review. The remainder of the corporate loan portfolio is comprised of smaller participations and direct loans. Regardless of the source, all loans are independently underwritten to RJ Bank credit policies and are subject to loan committee approval, and credit quality is monitored on an on-going basis by RJ Bank’s corporate lending staff. RJ Bank credit policies include criteria related to LTV limits based upon property type, single borrower loan limits, loan term and structure parameters (including guidance on leverage, debt service coverage ratios and debt repayment ability), industry concentration limits, secondary sources of repayment, and other criteria. A large portion of RJ Bank’s corporate loans are to borrowers in industries in which we have expertise, through coverage provided by our Capital Markets research analysts. More than half of RJ Bank’s corporate borrowers are public companies. RJ Bank’s corporate loans are generally secured by all assets of the borrower and in some instances are secured by mortgages on specific real estate. In a limited number of transactions, loans in the portfolio are extended on an unsecured basis. There are no subordinated loans or mezzanine financings in the corporate loan portfolio.

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

RJ Bank obtains the most recently available information (generally on a quarter lag) to estimate current LTV ratios on the individual loans in the performing residential mortgage loan portfolio.  Current LTV ratios are estimated based on the initial appraisal obtained at the time of origination, adjusted using relevant market indices for housing price changes that have occurred since origination.  The value of the homes could vary from actual market values due to change in the condition of the underlying property, variations in housing price changes within current valuation indices and other factors.

Residential mortgage loans with estimated LTVs between 100% and 120% represent 5% of the residential mortgage loan portfolio and residential mortgage loans with estimated LTVs in excess of 120% represent 2% of the residential mortgage loan portfolio.  The current average estimated LTV is approximately 65% for the total residential mortgage loan portfolio.  Credit risk management utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage loan portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

The marketable collateral securing RJ Bank’s securities-based loans within the consumer loan portfolio is monitored on a daily basis. Collateral adjustments are made by the borrower as necessary to ensure RJ Bank’s loans are adequately secured, resulting in minimizing its credit risk.

Residential mortgage loan delinquency levels are elevated by historical standards at RJ Bank due to the economic downturn and the high level of unemployment, however, the levels have significantly improved during fiscal year 2013. Our consumer loan portfolio, however, has not experienced high levels of delinquencies to date.  At September 30, 2013 and September 30, 2012, there were no delinquent consumer loans.

At September 30, 2013, loans over 30 days delinquent (including nonperforming loans) decreased to 2.87% of residential mortgage loans outstanding, compared to 3.55% over 30 days delinquent at September 30, 2012.  Additionally, our September 30, 2013 percentage compares favorably to the national average for over 30 day delinquencies of 9.19% as most recently reported by the Fed.  RJ Bank’s significantly lower delinquency rate as compared to its peers is the result of both our uniform underwriting policies and the lack of non-traditional loan products and subprime loans.

Index

The following table presents a summary of delinquent residential mortgage loans:

	Delinquent residential loans (amount)			Delinquent residential loans as a percentage of outstanding loan balances
	30-89 days	90 days or more	Total(1)	30-89 days	90 days or more	Total(1)
	($ in thousands)
September 30, 2013
Residential Mortgage Loans:
First mortgage loans	$6,824	$43,004	$49,828	0.40%	2.49%	2.89%
Home equity loans/lines	—	372	372	—%	1.66%	1.66%
Total residential mortgage loans	$6,824	$43,376	$50,200	0.39%	2.48%	2.87%

September 30, 2012
Residential Mortgage Loans:
First mortgage loans	$10,276	$49,476	$59,752	0.62%	2.97%	3.58%
Home equity loans/lines	338	—	338	1.33%	—%	1.33%
Total residential mortgage loans	$10,614	$49,476	$60,090	0.63%	2.92%	3.55%

(1)	Comprised of loans which are two or more payments past due as well as loans in process of foreclosure.

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

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

September 30, 2013		September 30, 2012
($ outstanding as a % of RJ Bank total assets)
3.0%	FL	2.8%	CA (1)
2.4%	CA (1)	2.7%	FL
1.2%	NY	1.5%	NY
0.8%	NJ	0.9%	NJ
0.7%	VA	0.7%	VA

(1)
The concentration ratio for the state of California excludes 1.4% for September 30, 2013 and 1.8% for September 30, 2012 for loans purchased from a large investment grade institution that have full repurchase recourse for any delinquent loans.

Index

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At September 30, 2013 and September 30, 2012, these loans totaled $363 million and $428 million, respectively, or approximately 20% and 30% of the residential mortgage portfolio, respectively.  At September 30, 2013, the balance of amortizing, former interest-only, loans totaled $344 million.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at September 30, 2013, begins amortizing is 3 years.  In the current interest rate environment, a large percentage of these loans were projected to adjust to a payment lower than the current payment. The outstanding balance of loans that were interest-only at origination and based on their contractual terms are scheduled to reprice are as follows:

September 30, 2013
(in thousands)
One year or less	$246,387
Over one year through two years	18,940
Over two years through three years	10,756
Over three years through four years	13,275
Over four years through five years	27,608
Over five years	46,023
Total outstanding residential interest-only loan balance	$362,989

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	September 30, 2013	September 30, 2012
Residential first mortgage loan weighted-average LTV/FICO (1)	66%/754	66%/753

(1)	At origination. Small group of local loans representing less than 1% of residential portfolio excluded.

Corporate loans

Credit risk in RJ Bank’s corporate loan portfolio is monitored on an individual loan basis for trends in borrower operating performance, payment history, credit ratings, collateral performance, loan covenant compliance, annual SNC exam results, and other factors including industry performance and concentrations. As part of the credit review process the loan grade is reviewed at least quarterly to confirm the appropriate risk rating for each credit. The individual loan ratings resulting from the annual SNC exam are incorporated in RJ Bank’s internal loan ratings when the ratings are received and if the SNC rating is lower on an individual loan than RJ Bank’s internal rating, the loan is downgraded. While RJ Bank considers historical SNC exam results in its loan ratings methodology, differences between the SNC exam and internal ratings on individual loans typically arise due to subjectivity of the loan classification process. These differences may result in additional provision for loan losses in periods when SNC exam results are received. See Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K, specifically the bank loans and allowances for losses section, and Critical Accounting Estimates in Item 7 of this Form 10-K, for additional information on RJ Bank’s corporate loan portfolio and allowance for loan loss policies.

At September 30, 2013, other than loans classified as nonperforming, there was one government-guaranteed loan totaling $135 thousand that was delinquent greater than 30 days.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

September 30, 2013		September 30, 2012
($ outstanding as a % of RJ Bank total assets)
3.5%	Media communications	4.1%	Business systems and services
3.4%	Business systems and services	3.2%	Pharmaceuticals
3.3%	Automotive/transportation	3.1%	Media communications
3.1%	Pharmaceuticals	2.9%	Consumer products and services
3.1%	Retail real estate	2.8%	Retail real estate

Index

Liquidity risk

See the section entitled “Liquidity and capital resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K for more information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes. We operate different businesses in diverse markets and are reliant on the ability of our employees and systems to process a large number of transactions. These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes and complexity. In the event of a breakdown or improper operation of systems or improper action by employees, we could suffer financial loss, regulatory sanctions and damage to our reputation. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization and within such departments as Accounting, Operations, Information Technology, Legal, Compliance, Risk Management and Internal Audit. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate.

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

Index

We have a number of outstanding claims resulting from, among other reasons, market conditions. While these claims may not be the result of any wrongdoing, we do, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion of our accounting policy regarding such matters in the loss provisions arising from legal proceedings section of “Critical Accounting Estimates” contained within Item 7, “Management’s Discussion of Analysis of Financial Condition and Results of Operations” and in Note 2 of our Notes to the Consolidated Financial Statements within this Form 10-K.

Index

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Raymond James Financial, Inc.:

We have audited the accompanying consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries (the Company) as of September 30, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raymond James Financial, Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Raymond James Financial, Inc.’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 26, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

November 26, 2013
Tampa, Florida
Certified Public Accountants

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2013	2012
	(in thousands)
Assets:
Cash and cash equivalents	$2,596,616	$1,980,020
Assets segregated pursuant to regulations and other segregated assets	4,064,827	2,784,199
Securities purchased under agreements to resell and other collateralized financings	709,120	565,016
Financial instruments, at fair value:
Trading instruments	579,705	804,272
Available for sale securities	698,844	733,874
Private equity investments	216,391	336,927
Other investments	248,512	310,806
Derivative instruments associated with offsetting matched book positions	250,341	458,265
Receivables:
Brokerage clients, net	1,983,340	2,067,117
Stock borrowed	146,749	200,160
Bank loans, net	8,821,201	7,991,512
Brokers-dealers and clearing organizations	243,101	225,306
Loans to financial advisors, net	409,080	445,497
Other	407,329	427,641
Deposits with clearing organizations	126,405	163,848
Prepaid expenses and other assets	611,425	605,566
Investments in real estate partnerships held by consolidated variable interest entities	272,096	299,611
Property and equipment, net	244,416	231,195
Deferred income taxes, net	195,160	168,187
Goodwill and identifiable intangible assets, net	361,464	361,246
Total assets	$23,186,122	$21,160,265

(continued on next page)

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued from previous page)

	September 30,
	2013	2012
	($ in thousands)
Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$220,656	$232,436
Securities sold under agreements to repurchase	300,933	348,036
Derivative instruments associated with offsetting matched book positions, at fair value	250,341	458,265
Payables:
Brokerage clients	5,942,843	4,584,656
Stock loaned	354,377	423,519
Bank deposits	9,295,371	8,599,713
Brokers-dealers and clearing organizations	109,611	103,164
Trade and other	630,344	628,734
Other borrowings	84,076	—
Accrued compensation, commissions and benefits	741,787	690,654
Loans payable of consolidated variable interest entities	62,938	81,713
Corporate debt	1,194,508	1,329,093
Total liabilities	19,187,785	17,479,983
Commitments and contingencies (see Note 20)
Equity
Preferred stock; $.10 par value; authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Common stock; $.01 par value; authorized 350,000,000 shares; issued 144,559,772 at September 30, 2013 and 142,853,667 at September 30, 2012	1,429	1,404
Additional paid-in capital	1,136,298	1,030,288
Retained earnings	2,635,026	2,346,563
Treasury stock, at cost; 5,002,666 common shares at September 30, 2013 and 5,117,049 common shares at September 30, 2012	(120,555)	(118,762)
Accumulated other comprehensive income	10,726	9,447
Total equity attributable to Raymond James Financial, Inc.	3,662,924	3,268,940
Noncontrolling interests	335,413	411,342
Total equity	3,998,337	3,680,282
Total liabilities and equity	$23,186,122	$21,160,265

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended September 30,
	2013	2012	2011
	(in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$3,007,711	$2,535,484	$2,190,436
Investment banking	288,251	223,579	251,183
Investment advisory fees	282,755	223,850	216,750
Interest	473,599	453,258	392,318
Account and service fees	363,531	319,718	286,523
Net trading profits	34,069	55,538	27,506
Other	145,882	86,473	35,170
Total revenues	4,595,798	3,897,900	3,399,886
Interest expense	110,371	91,369	65,830
Net revenues	4,485,427	3,806,531	3,334,056
Non-interest expenses:
Compensation, commissions and benefits	3,054,027	2,620,058	2,270,735
Communications and information processing	257,366	195,895	137,605
Occupancy and equipment costs	157,449	134,199	108,600
Clearance and floor brokerage	40,253	39,422	38,461
Business development	124,387	118,712	94,875
Investment sub-advisory fees	37,112	29,210	30,100
Bank loan loss provision	2,565	25,894	33,655
Acquisition related expenses	73,454	59,284	—
Loss on auction rate securities repurchased	—	—	41,391
Other	144,904	115,936	127,889
Total non-interest expenses	3,891,517	3,338,610	2,883,311
Income including noncontrolling interests and before provision for income taxes	593,910	467,921	450,745
Provision for income taxes	197,033	175,656	182,894
Net income including noncontrolling interests	396,877	292,265	267,851
Net income (loss) attributable to noncontrolling interests	29,723	(3,604)	(10,502)
Net income attributable to Raymond James Financial, Inc.	$367,154	$295,869	$278,353

Net income per common share – basic	$2.64	$2.22	$2.20
Net income per common share – diluted	$2.58	$2.20	$2.19
Weighted-average common shares outstanding – basic	137,732	130,806	122,448
Weighted-average common and common equivalent shares outstanding – diluted	140,541	131,791	122,836

Net income attributable to Raymond James Financial, Inc.	$367,154	$295,869	$278,353
Other comprehensive income, net of tax:(1)
Change in unrealized losses on available for sale securities and non-credit portion of other-than-temporary impairment losses	15,042	12,886	2,621
Change in currency translations and net investment hedges	(13,763)	6,166	(6,029)
Total comprehensive income	$368,433	$314,921	$274,945

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$3,755	$17,144	$(11,977)
Portion of pre-tax (recoveries) losses recognized in other comprehensive income	(4,391)	(22,419)	1,743
Net impairment losses recognized in other revenue	$(636)	$(5,275)	$(10,234)

(1)	All components of other comprehensive income, net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year ended September 30,
	2013	2012		2011
	(in thousands, except per share amounts)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,404	$1,271		$1,244
Issuance of shares, registered public offering	—	111	(1)	—
Other issuances	25	22		27	(2)
Balance, end of year	1,429	1,404		1,271

Shares exchangeable into common stock:
Balance, beginning of year	—	—		3,119
Exchanged	—	—		(3,119)	(2)
Balance, end of year	—	—		—

Additional paid-in capital:
Balance, beginning of year	1,030,288	565,135		476,359
Issuance of shares, registered public offering	—	362,712	(1)	—
Employee stock purchases	18,319	16,150		10,699
Exercise of stock options and vesting of restricted stock units, net of forfeitures	30,640	23,181		32,675
Restricted stock, stock option and restricted stock unit expense	58,689	52,538		38,551
Excess tax benefit (deficiency) from share-based payments	2,590	2,613		(374)
Purchase of additional equity interest in subsidiary	(4,531)	1,224		—
Issuance of stock as consideration for acquisition	—	—		4,011	(3)
Other	303	6,735		3,214	(2)
Balance, end of year	1,136,298	1,030,288		565,135

Retained earnings:
Balance, beginning of year	2,346,563	2,125,818		1,909,865
Net income attributable to Raymond James Financial, Inc.	367,154	295,869		278,353
Cash dividends declared	(78,208)	(70,286)		(65,808)
Other	(483)	(4,838)		3,408
Balance, end of year	2,635,026	2,346,563		2,125,818

Treasury stock:
Balance, beginning of year	(118,762)	(95,000)		(81,574)
Purchases/surrenders	(8,214)	(19,416)		(22,710)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	6,421	(4,346)		5,220
Issuance of stock as consideration for acquisition	—	—		4,291	(3)
Other	—	—		(227)
Balance, end of year	(120,555)	(118,762)		(95,000)

(continued on next page)

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued from previous page)

	Year ended September 30,
	2013		2012	2011
	(in thousands, except share amounts)
Accumulated other comprehensive income: (4)
Balance, beginning of year	9,447		(9,605)	(6,197)
Net change in unrealized losses on available for sale securities and non-credit portion of other-than-temporary impairment losses, net of tax	15,042		12,886	2,621
Net change in currency transactions and net investment hedges, net of tax	(13,763)		6,166	(6,029)
Balance, end of year	10,726		9,447	(9,605)
Total equity attributable to Raymond James Financial, Inc.	$3,662,924		$3,268,940	$2,587,619

Noncontrolling interests:
Balance, beginning of year	$411,342		$324,226	$294,052
Net income (loss) attributable to noncontrolling interests	29,723		(3,604)	(10,502)
Capital contributions	30,052		38,073	33,633
Distributions	(148,871)		(18,294)	(9,971)
Consolidation of acquired entity	7,592	(5)	—	—
Consolidation of low income housing tax credit funds not previously consolidated	—		—	14,635
Consolidation of private equity partnerships	—		78,394	—
Deconsolidation of previously consolidated low income housing tax credit funds	—		—	(6,789)
Derecognition resulting from acquisition of additional interests	4,126		(665)	—
Other	1,449		(6,788)	9,168
Balance, end of year	335,413		411,342	324,226
Total equity	$3,998,337		$3,680,282	$2,911,845

(1)
During the year ended September 30, 2012, in a registered public offering, 11,075,000 common shares were issued generating approximately $363 million in net proceeds (after consideration of the underwriting discount and direct expenses of the offering).

(2)	During the year ended September 30, 2011, approximately 243,000 exchangeable shares were exchanged for common stock on a one-for-one basis.

(3)	In April, 2011, we acquired Howe Barnes, Hoefer & Arnett (“Howe Barnes”) by exchanging RJF shares for all issued and outstanding shares of Howe Barnes.

(4)	All components of other comprehensive income are attributable to Raymond James Financial, Inc.

(5)	On December 24, 2012, we acquired a 45% interest in ClariVest Asset Management, LLC, see Notes 1 and 3 for discussion.

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$367,154	$295,869	$278,353
Net income (loss) attributable to noncontrolling interests	29,723	(3,604)	(10,502)
Net income including noncontrolling interests	396,877	292,265	267,851

Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	66,359	51,445	40,337
Deferred income taxes	(31,789)	2,044	(6,008)
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	(80,631)	(35,462)	(13,001)
Provisions for loan losses, legal proceedings, bad debts and other accruals	13,944	32,605	52,639
Share-based compensation expense	61,862	55,729	40,978
Goodwill impairment expense	6,933	—	—
Other	23,158	17,805	50,250
Net change in:
Assets segregated pursuant to regulations and other segregated assets	(1,280,628)	889,684	(116,231)
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	(191,207)	(209,656)	(98,196)
Stock loaned, net of stock borrowed	(15,731)	(357,956)	153,248
Repayments of loans (loans provided) to financial advisors	20,341	(220,722)	(15,963)
Brokerage client receivables and other accounts receivable, net	88,162	144,047	(70,499)
Trading instruments, net	252,101	102,876	80,740
Prepaid expenses and other assets	(66,448)	12,914	(13,418)
Brokerage client payables and other accounts payable	1,307,607	(424,867)	1,312,192
Accrued compensation, commissions and benefits	50,318	59,987	34,187
Proceeds from sales of securitizations and loans held for sale, net of purchases and originations of loans held for sale	41,167	(18,836)	(138,559)
Excess tax benefits from share-based payment arrangements	(2,590)	(2,613)	(2,106)
Net cash provided by operating activities	659,805	391,289	1,558,441

Cash flows from investing activities:
Additions to property and equipment	(72,879)	(77,515)	(37,200)
Increase in loans, net	(1,063,301)	(1,523,071)	(384,550)
Proceeds from sales of loans held for investment	198,676	71,640	48,236
Redemptions of Federal Home Loan Bank/Federal Reserve Bank stock, net	1,067	31,049	61,508
Sales (purchases) of private equity and other investments, net	229,136	(82,707)	26,210
Acquisition of controlling interest in subsidiary	—	—	(6,354)
Purchases of available for sale securities	(62,102)	(249,379)	(238,768)
Available for sale securities maturations, repayments and redemptions	117,435	173,189	130,063
Proceeds from sales of available for sale securities	4,793	—	13,761
Investments in real estate partnerships held by consolidated variable interest entities, net of other investing activity	1,651	(800)	(13,049)
Business acquisition, net of cash acquired	(6,450)	(1,073,621)	—
Net cash used in investing activities	$(651,974)	$(2,731,215)	$(400,143)
(continued on next page)

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued from previous page)

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Cash flows from financing activities:
Proceeds from borrowed funds, net	$258,776	$1,256,459	$249,498
Repayments of borrowed funds, net	(309,597)	(550,564)	(2,561,324)
Proceeds from issuance of shares in registered public offering	—	362,823	—
Repayments of borrowings by consolidated variable interest entities which are real estate partnerships	(22,613)	(23,145)	(23,679)
Proceeds from capital contributed to and borrowings of consolidated variable interest entities which are real estate partnerships	23,485	30,546	33,229
Purchase of additional equity interest in subsidiary	(553)	(4,017)	—
Exercise of stock options and employee stock purchases	55,997	33,811	47,383
Increase in bank deposits	695,658	860,391	659,604
Purchase of treasury stock	(11,718)	(20,860)	(23,111)
Dividends on common stock	(76,593)	(68,782)	(63,090)
Excess tax benefits from share-based payment arrangements	2,590	2,613	2,106
Net cash provided by (used in) financing activities	615,432	1,879,275	(1,679,384)

Currency adjustment:
Effect of exchange rate changes on cash	(6,667)	976	(824)
Net increase (decrease) in cash and cash equivalents	616,596	(459,675)	(521,910)
Increase in cash resulting from the consolidation of an acquired entity and the acquisition of a controlling interest in a subsidiary	—	—	18,366
Cash and cash equivalents at beginning of year	1,980,020	2,439,695	2,943,239
Cash and cash equivalents at end of year	$2,596,616	$1,980,020	$2,439,695

Supplemental disclosures of cash flow information:
Cash paid for interest	$106,818	$91,453	$55,332
Cash paid for income taxes	$189,730	$176,539	$194,233
Non-cash transfers of loans to other real estate owned	$3,072	$12,653	$14,198

See accompanying Notes to the Consolidated Financial Statements

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

Fiscal Year 2013 Acquisition

On December 24, 2012, we completed our acquisition of a 45% interest in ClariVest Asset Management, LLC (“ClariVest”), an acquisition that bolsters our platform in the large-cap investment objective. See Note 3 for additional information.

Fiscal Year 2012 Acquisition

On April 2, 2012 (the “Closing Date”) RJF completed its acquisition of all of the issued and outstanding shares of Morgan Keegan & Company, Inc. (a broker-dealer hereinafter referred to as “MK & Co.”) and MK Holding, Inc. and certain of its affiliates (collectively referred to hereinafter as “Morgan Keegan”) from Regions Financial Corporation (“Regions”).  This acquisition expands both our private client and our capital markets businesses. We accounted for this acquisition under the acquisition method of accounting with the assets and liabilities of Morgan Keegan recorded as of the acquisition date at their respective fair values and consolidated in our financial statements, see Note 3 for further information regarding our acquisition of Morgan Keegan. The results of operations of Morgan Keegan have been included in our results prospectively from April 2, 2012.

Fiscal Year 2011 Acquisitions

As of April 1, 2011, we completed our acquisition of Howe Barnes. The Howe Barnes stockholders received 217,088 shares of our common stock valued at $8.3 million in exchange for all of the outstanding Howe Barnes shares. We accounted for this acquisition under the acquisition method of accounting with the assets and liabilities of Howe Barnes recorded as of the acquisition date at their respective fair value and consolidated in our financial statements. Howe Barnes’ results of operations have been included in our results prospectively from April 1, 2011.

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

Index

Significant subsidiaries

As of September 30, 2013, our significant subsidiaries, all wholly owned, include: Raymond James & Associates, Inc. (“RJ&A”) a domestic broker-dealer carrying client accounts, Raymond James Financial Services, Inc. (“RJFS”) an introducing domestic broker-dealer, Raymond James Financial Services Advisors, Inc. (“RJFSA”) a registered investment advisor, Raymond James Ltd. (“RJ Ltd.”) a broker-dealer headquartered in Canada, Eagle Asset Management, Inc.(“Eagle”), and Raymond James Bank, N.A. (“RJ Bank”), a national bank. In mid-February 2013, the client accounts of MK & Co. were transferred to RJ&A pursuant to our Morgan Keegan acquisition integration strategy (see Note 3 for additional information regarding the Morgan Keegan acquisition).

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

Reclassifications

Effective September 30, 2013 we implemented changes in our reportable segments. These segment changes have no effect on the historical financial results of operations. Prior period segment balances impacted by this change have been reclassified to conform to the current presentation. See Note 28 for additional information related to this change.

Certain other prior period amounts, none of which are material, have been reclassified to conform to the current year’s presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recognition of revenues

Securities commissions & fees

The significant components of our securities commissions and fees revenue include the following:

a.
Commission revenues and related expenses from securities transactions are recorded on a trade date basis. Commission revenues are recorded at the amount charged to the customer which, in certain cases, may include varying discounts.

b.	Fee revenues include certain asset-based fees. These fees include trailing commissions from mutual funds and variable annuities/insurance products, which are recorded ratably over the period earned.

c.
Fee revenues also include the fees earned by financial advisors who provide investment advisory services under various manners of affiliation with us. These fee revenues are computed as either a percentage of the assets in the client account, or a flat periodic fee charged to the client for investment advice. Such fees are earned from the services provided by investment advisor representatives (“IARs”) and registered investment advisors (“RIAs”) who affiliate with us.

Financial advisors may choose to affiliate with us as either an employee of RJ&A, and thus operate under the RJ&A registered investment advisor (“RIA”) license, or as an independent contractor affiliated with RJFS. If affiliated with RJFS, the financial advisor may choose to provide such advisory services either under their own RIA license, or under the RIA license of RJFSA, a wholly owned RIA that exclusively supports the investment advisory activities of financial advisors affiliated with RJFS.

Index

The revenue recognition and related expense policies associated with the generation of advisory fees from each of these affiliation alternatives are as follows:

i.
Investment advisory service fee revenues earned by employee financial advisors (IARs of RJ&A) are presented in securities commissions and fees revenue on a gross basis. The RJ&A IARs are paid compensation which is computed as a percentage of the revenues generated and which is recorded as a component of compensation, commissions and benefits expense.

ii.
Investment advisory service fee revenues earned by independent contractors who are registered representatives (“RR”) with RJFS are also registered with RJFSA and offer investment advisory services under RJFSA’s RIA license as an IAR of RJFSA are presented in securities fees and commissions revenue on a gross basis. These financial advisors are paid a portion of the revenues generated which is recorded as a component of compensation, commissions and benefits expense.

iii.
Independent RIA firms that are owned and operated by a financial advisor who is an independent contractor registered as a RR with RJFS, may receive administrative and custodial services provided by RJFS as introducing broker-dealer firm to RJ&A. These independent RIA firms operate under their own RIA license and pay a fee for services provided to the RIA and its clients. These fees are recorded in securities commissions and fees revenue, net of the portion of the fees that are remitted to the independent RIA firm.

iv.
We may earn fees as a result of providing a custodial platform for unaffiliated independent RIA firms. These independent RIA firms operate under their own RIA license and pay for administrative and other services provided through RJFS. These fees are recorded in securities commissions and fees revenue, net of the portion of the fees that are remitted to the independent RIA firm.

d.
Insurance commission revenues and related expenses are recognized when the delivery of the insurance contract is confirmed by the carrier, the premium is remitted to the insurance company and the contract requirements are met.

e.	Annuity commission revenues and related expenses are recognized when the signed annuity contract and premium is submitted to the annuity carrier.

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

Investment advisory fees

We provide advice, research and administrative services for customers participating in both our managed and non-managed investment programs. These revenues are generated by our asset management businesses for administering and managing portfolios, funds and separate accounts. These asset management services are provided to individual investment portfolios, mutual funds and managed programs. We earn investment advisory fees based on the value of clients’ portfolios which are held in either managed or non-managed programs. Fees are computed based on balances either at the beginning of the quarter, the end of the quarter, or average assets. These fees are recorded ratably over the period earned.

Index

Account and service fees

Account and service fees primarily include transaction fees, annual account fees, service charges, exit fees, servicing fees, fees generated in lieu of interest income from a multi-bank sweep program with unaffiliated banks, money market processing and distribution fees and correspondent clearing fees. The annual account fees such as IRA fees and distribution fees are recognized as earned over the term of the contract. The transaction fees are earned and collected from clients as trades are executed. Servicing fees such as omnibus, education and marketing support fees, and no-transaction fee program revenues are paid to us for marketing and administrative services and are recognized as earned. Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are recorded net of commissions remitted. Total commissions generated by correspondents were $35.5 million, $33.5 million, and $39.3 million and commissions remitted totaled $32.6 million, $31.2 million, and $36.1 million for the years ended September 30, 2013, 2012, and 2011 respectively.

Cash and cash equivalents

Our cash equivalents include money market funds or highly liquid investments with original maturities of 90 days or less, other than those used for trading purposes.

Assets segregated pursuant to regulations and other segregated assets

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, RJ&A (and MK & Co. as of September 30, 2012), as broker-dealers carrying client accounts, are subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of their clients. In addition, RJ Ltd. is required to hold client Registered Retirement Savings Plan funds in trust. Segregated assets at September 30, 2013 and 2012 consist of cash and cash equivalents.

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

Repurchase agreements and other collateralized financings

We purchase securities under short-term agreements to resell (“Reverse Repurchase Agreements”). Additionally, we sell securities under agreements to repurchase (“Repurchase Agreements”). Both Reverse Repurchase Agreements and Repurchase Agreements are accounted for as collateralized financings and are carried at contractual amounts plus accrued interest. Our policy is to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under the Reverse Repurchase Agreements. To ensure that the market value of the underlying collateral remains sufficient, the securities are valued daily, and cash is obtained from or returned to the counterparty when contractually required. These Reverse Repurchase Agreements may result in credit exposure in the event the counterparty to the transaction is unable to fulfill its contractual obligations. Other collateralized financings include secured call loans receivable held by RJ Ltd. These financings represent loans of excess cash to financial institutions which are fully collateralized by Canadian treasury bills or provincial obligations and bear interest at call loan rates.

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

Level 2-Financial instruments reported in Level 2 include those that have pricing inputs that are other than quoted prices in active markets, but which are either directly or indirectly observable as of the reporting date (i.e., prices for similar instruments). Instruments that are generally included in this category are equity securities that are not actively traded, corporate obligations infrequently traded, certain government and municipal obligations, interest rate swaps, certain asset-backed securities (“ABS”), certain collateralized mortgage obligations (“CMOs”), certain mortgage-backed securities (“MBS”), our derivative instruments and nonrecurring fair value measurements for certain loans held for sale, impaired loans and other real estate owned (“OREO”).

Level 3-Financial instruments reported in Level 3 have little, if any, market activity and are measured using our best estimate of fair value, where the inputs into the determination of fair value are both significant to the fair value measurement and unobservable. These valuations require significant judgment or estimation. Instruments in this category generally include: equity securities with unobservable inputs such as those investments made in our proprietary capital activities, certain non-agency CMOs, certain non-agency ABS, pools of interest-only Small Business Administration (“SBA”) loan strips (“I/O Strips”), certain municipal and corporate obligations which include auction rate securities (“ARS”) and nonrecurring fair value measurements for certain impaired loans.

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

Valuation techniques

The fair value for certain of our financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with GAAP, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, our definition of actively traded is based on average daily volume and other market trading statistics. We have determined the market for certain other types of financial instruments, including certain CMOs, ABS, certain collateralized debt obligations and ARS, to be volatile, uncertain or inactive as of both September 30, 2013 and 2012. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. We considered the inactivity of the market to be evidenced by several factors, including a continued decreased price transparency caused by decreased volume of trades relative to historical levels, stale transaction prices and transaction prices that varied significantly either over time or among market makers.

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

The fair value for SBA loan securitizations is determined by utilizing observable prices obtained from a third party pricing service. The third party pricing service provides comparable price evaluations utilizing observable market data for similar securities. We substantiate the prices obtained from the third party pricing service by comparing such prices for a sample of securities to observable market trades obtained from external sources. The instruments valued using these observable inputs are typically classified within Level 2 of the fair value hierarchy.

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

Available for sale securities

Available for sale securities are comprised primarily of MBS, CMOs and other equity securities held predominately by RJ Bank (the “RJ Bank AFS Securities”) and ARS held by a non-broker-dealer subsidiary of RJF (collectively referred to as the “RJF AFS Securities”).

Interest on the RJF AFS Securities is recognized in interest income on an accrual basis. For the RJ Bank AFS Securities, discounts are accreted and premiums are amortized as an adjustment to yield over the estimated remaining life of the security. A combination of the level factor and straight-line methods is used for such securities, the effect of which does not differ materially from the effective interest method. When a principal reduction occurs on a RJ Bank AFS Security, any related premium or discount is recognized as an adjustment to yield in the results of operations in the period in which the principal reduction occurs.

Realized gains and losses on sales of any RJF AFS Securities are recognized using the specific identification method and reflected in other revenue in the period they are sold.

Index

Unrealized gains or losses on any RJF AFS Securities, except for those that are deemed to be other-than-temporary, are recorded through other comprehensive income and are thereafter presented in equity as a component of accumulated other comprehensive income (“AOCI”).

For any RJF AFS Securities in an unrealized loss position at a reporting period end, we make an assessment whether such securities are impaired on an other-than-temporary basis. In order to evaluate our risk exposure and any potential impairment of these securities, on at least a quarterly basis, we review the characteristics of each security owned such as, where applicable, collateral type, delinquency and foreclosure levels, credit enhancement, projected loan losses, collateral coverage, the presence of U.S. government or government agency guarantees, and issuer credit rating. The following factors are considered in order to determine whether an impairment is other-than-temporary: our intention to sell the security, our assessment of whether it is more likely than not that we will be required to sell the security before the recovery of its amortized cost basis, and whether the evidence indicating that we will recover the amortized cost basis of a security in full outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end, recent events specific to the issuer or industry and forecasted performance of the security.

We intend and have the ability to hold the RJF AFS Securities to maturity. We have concluded that it is not more likely than not that we will be required to sell these available for sale securities before the recovery of their amortized cost basis. Those securities whose amortized cost basis we do not expect to recover in full are deemed to be other-than-temporarily impaired and are written down to fair value with the credit loss portion of the write-down recorded as a realized loss in other revenue and the non-credit portion of the write-down recorded, net of deferred taxes, in shareholders’ equity as a component of AOCI. The credit loss portion of the write-down is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security.

For any RJF AFS Securities, we estimate the portion of loss attributable to credit using a discounted cash flow model. For RJ Bank AFS Securities, our discounted cash flow model utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. These assumptions are subject to change depending on a number of factors such as economic conditions, changes in home prices, delinquency and foreclosure statistics, among others. Events that may trigger material declines in fair values or additional credit losses for these securities in the future would include, but are not limited to, deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity. Expected principal and interest cash flows on the impaired debt security are discounted using the effective interest rate implicit in the security at the time of acquisition. The previous amortized cost basis of the security less the other-than-temporary impairment (“OTTI”) recognized in earnings establishes the new cost basis for the security.

The fair value of agency and senior non-agency securities included within the RJ Bank AFS Securities is determined by obtaining third party pricing service bid quotations from two independent pricing services. Third party pricing service bid quotations are based on either current market data, or for any securities traded in markets where the trading activity has slowed such as the CMO market, the most recently available market data. The third party pricing services provide comparable price evaluations utilizing available market data for similar securities. The market data the third party pricing services utilize for these price evaluations includes observable data comprised of benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data including market research publications, and loan performance experience. In order to validate that the pricing information used by the primary third party pricing service is observable, we request, on a quarterly basis, some of the key market data available for a sample of senior securities and compare this data to that which we observed in our independent accumulation of market information. Securities valued using these valuation techniques are classified within Level 2 of the fair value hierarchy.

For senior non-agency securities within the RJ Bank AFS Securities where a significant difference exists between the primary third party pricing service bid quotation and the secondary third party pricing service, we utilize a discounted cash flow analysis to determine which third party price quote is most representative of fair value under the current market conditions. The fair values for all except three senior non-agency securities at September 30, 2013 were based on the respective primary third party pricing service bid quotation. Securities measured using these valuation techniques are generally classified within Level 2 of the fair value hierarchy.

For the one subordinated non-agency security in the RJ Bank AFS Securities portfolio as of September 30, 2013 and 2012, we estimate its fair value by utilizing discounted cash flow analyses, using observable market data, where available, as well as our own unobservable inputs. The unobservable inputs utilized in our valuation reflect our own suppositions about the assumptions that market participants would use in pricing this security, including those about future delinquencies, loss severities, defaults, prepayments and discount rates. This security is classified within Level 3 of the fair value hierarchy.

Index

ARS are long-term variable rate securities tied to short-term interest rates that were intended to be reset through a “Dutch auction” process, which generally occurs every seven to 35 days. Holders of ARS were at one time able to liquidate their holdings to prospective buyers by participating in the auctions. During 2008, the Dutch auction process failed and holders were no longer able to liquidate their holdings through the auction process. The fair value of the ARS holdings is estimated based on internal pricing models. The pricing model takes into consideration the characteristics of the underlying securities, as well as multiple inputs including the issuer and its credit quality, data from any recent trades, the expected timing of redemptions and an estimated yield premium that a market participant would require over otherwise comparable securities to compensate for the illiquidity of the ARS. These inputs require significant management judgment and accordingly, these securities are classified within Level 3 of the fair value hierarchy.

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

We also facilitate matched book derivative transactions through non-broker-dealer subsidiaries, either Raymond James Financial Products, LLC or Morgan Keegan Capital Services, LLC (collectively referred to as the Raymond James matched book swap subsidiaries or “RJSS”). The only difference in the swap businesses conducted by these two subsidiary entities is that they utilize different third party financial institutions to facilitate the offsetting transaction. RJSS enters into derivative transactions (primarily interest rate swaps) with customers of RJ&A. For every derivative transaction RJSS enters into with a customer, it enters into an offsetting transaction with terms that mirror the customer transaction, with a credit support provider who is a third party financial institution. Any collateral required to be exchanged under these derivative contracts is administered directly by the customer and the third party financial institution. RJSS does not hold any collateral, or administer any collateral transactions, related to these instruments. We record the value of each derivative position held at fair value, as either an asset or an offsetting liability, presented as “derivative instruments associated with offsetting matched book positions”, as applicable, on our Consolidated Statements of Financial Condition. Fair value is determined using an internal model which includes inputs from independent pricing sources to project future cash flows under each underlying derivative contract. The cash flows are discounted to determine the present value. Since any changes in fair value are completely offset by an opposite change in the offsetting transaction position, there is no net impact on our Consolidated Statements of Income and Comprehensive Income from changes in the fair value of these derivative instruments. RJSS recognizes revenue on derivative transactions on the transaction date, computed as the present value of the expected cash flows RJSS expects to receive from the third party financial institution over the life of the derivative contract. The difference between the present value of these cash flows at the date of inception and the gross amount potentially received is accreted to revenue over the term of the contract. The revenue from these transactions is included within other revenues on our Consolidated Statements of Income and Comprehensive Income.

RJ Bank enters into three-month forward foreign exchange contracts to hedge the risk related to their investment in their Canadian subsidiary. These derivatives are recorded at fair value on the Consolidated Statements of Financial Condition, the majority of which are designated as net investment hedges. The effective portion of the related gain or loss is recorded, net of tax, in shareholders’ equity as part of the cumulative translation adjustment component of AOCI with such balance impacting earnings in the event the net investment is sold or substantially liquidated.  Gains and losses on the undesignated derivative instruments as well as amounts representing hedge ineffectiveness are recorded in earnings in the Consolidated Statements of Income and Comprehensive Income.  Hedge effectiveness is assessed at each reporting period using a method that is based on changes in forward rates. The measurement of hedge ineffectiveness is based on the beginning balance of the foreign net investment at the inception of the hedging relationship and performed using the hypothetical derivative method.  However, as the terms of the hedging instrument and hypothetical derivative match at inception, there is no expected ineffectiveness to be recorded in earnings.  The fair value of any cash collateral exchanged as part of the forward exchange contracts is netted, by counterparty, against the fair value of the derivative instrument.

Index

The fair value of RJ Bank’s forward foreign exchange contracts is determined by obtaining valuations from a third party pricing service. These third party valuations are based on observable inputs such as spot rates, foreign exchange rates and both U.S. and Canadian interest rate curves. We validate the observable inputs utilized in the third party valuation model by preparing an independent calculation using a secondary, third party valuation model. These forward foreign exchange contracts are classified within Level 2 of the fair value hierarchy.

Private equity investments

Private equity investments are held primarily in our Other segment and consist of various direct and third party private equity and merchant banking investments, employee investment funds, and various private equity funds which we sponsor.  Private equity investments include various private equity fund investments including Raymond James Employee Investment Funds I and II (collectively, the “Private Funds”). See Note 11 for further discussion of the consolidation of the Raymond James Employee Investment Funds I and II which are variable interest entities. These Private Funds invest in new and developing companies. Our investments in these Private Funds cannot be redeemed directly with the funds; our investment is monetized through distributions received through the liquidation of the underlying assets of those funds. We estimate that the underlying assets of these funds will be liquidated over the life of these funds (typically 10 to 15 years). Approval by the management of these funds is required for us to sell or transfer these investments. See Note 20 for information regarding our unfunded commitments to these funds. Merchant banking investments include ownership interests in private companies with long-term growth potential. These investments are measured at fair value with any changes recognized in our Consolidated Statements of Income and Comprehensive Income.

The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets. As a result, these values cannot be determined with precision and the calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument.

Private equity investments are carried at estimated fair value. They are valued initially at the transaction price until significant transactions or developments indicate that a change in the carrying values of these investments is appropriate. The carrying values of these investments are adjusted based on financial performance, investment-specific events, financing and sales transactions with third parties and/or discounted cash flow models incorporating changes in market outlook. Investments in funds structured as limited partnerships are generally valued based on our proportionate share of the net assets of the partnership as provided by the fund manager. Investments valued using these valuation techniques are classified within Level 3 of the fair value hierarchy.

Other investments

Other investments consist primarily of marketable securities we hold that are associated with a deferred compensation program which was formerly sponsored by MK & Co., term deposits with Canadian financial institutions, or investments in other securities arising from the operations of RJ Ltd., and certain investments in limited partnerships (or funds) for which in a number of instances, one of our affiliates serves as the managing member or general partner (see Note 11 for information regarding such funds).

Certain employees, who were at one-time associated with MK & Co., participate in deferred compensation plans. The balances associated with these plans are invested in certain marketable securities that are held by RJF until the vesting date, typically five years from the date of the deferral. A liability associated with these deferrals is reflected as a component of our trade and other liabilities on our Consolidated Statements of Financial Condition. We use quoted prices in active markets to determine the fair value of these investments. Such instruments are classified within Level 1 of the fair value hierarchy.

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

Index

Brokerage client receivables, loans to financial advisors and allowance for doubtful accounts

Brokerage client receivables include receivables from the clients of our broker-dealer and asset management subsidiaries. The receivables from broker-dealer clients are principally for amounts due on cash and margin transactions and are generally collateralized by securities owned by the clients. The receivables from asset management clients are primarily for accrued investment advisory fees. Both the receivables from the asset management and broker-dealer clients are reported at their outstanding principal balance, adjusted for any allowance for doubtful accounts. When a broker-dealer receivable is considered to be impaired, the amount of the impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources such as listed market prices or broker-dealer price quotations. Securities beneficially owned by customers, including those that collateralize margin or other similar transactions, are not reflected in our Consolidated Statements of Financial Condition.

We offer loans to financial advisors and certain key revenue producers, primarily for recruiting and retention purposes. These loans are generally repaid over a five to eight year period with interest recognized as earned. There is no fee income associated with these loans. We assess future recoverability of these loans through analysis of individual financial advisor production or other performance standards. Based upon the nature of these financing receivables, we do not analyze this asset on a portfolio segment or class basis. Further, the aging of this receivable balance is not a determinative factor in computing our allowance for doubtful accounts, as concerns regarding the recoverability of these loans primarily arise in the event that the financial advisor is no longer affiliated with us. In the event that the financial advisor is no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us. In determining the allowance for doubtful accounts related to former employees or independent contractors, management considers a number of factors including: any amounts due at termination, the reasons for the terminated relationship, the former financial advisor’s overall financial position, and our historical collection experience. When the review of these factors indicates that further collection activity is highly unlikely, the outstanding balance of such loan is written-off and the corresponding allowance is reduced. We present the outstanding balance of loans to financial advisors on our Consolidated Statements of Financial Condition, net of their applicable allowances for doubtful accounts. The allowance for doubtful accounts balance associated with all of our loans to financial advisors is $2.8 million and $2.5 million at September 30, 2013 and 2012, respectively. Of the September 30, 2013 loans to financial advisors, the portion of the balance associated with financial advisors who are no longer affiliated with us, after consideration of the allowance for doubtful accounts, is approximately $2.4 million.

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

Bank loans and allowances for losses

Loans held for investment

Bank loans are comprised of loans originated or purchased by RJ Bank and include commercial and industrial (“C&I”) loans, commercial and residential real estate loans, as well as consumer loans, which are primarily comprised of loans fully collateralized by the borrower’s marketable securities. Those loans, which we have the intent and the ability to hold until maturity or payoff, are recorded at their unpaid principal balance plus any premium paid in connection with the purchase of the loan, less the allowance for loan losses and any discounts received in connection with the purchase of the loan and net of deferred fees and costs on originated loans. Syndicated loans purchased in the secondary market are recognized as of the trade date. Interest income is recognized on an accrual basis.

Loan origination fees and direct costs, as well as premiums and discounts on loans that are not revolving, are capitalized and recognized in interest income using the interest method. For revolving loans, the straight-line method is used based on the contractual term. Loan commitment fees are generally deferred, and when exercised, recognized as a yield adjustment over the life of the loan.

RJ Bank segregates its loan portfolio into five portfolio segments, C&I, commercial real estate (“CRE”), CRE construction, residential mortgage and consumer. These portfolio segments also serve as the portfolio loan classes for purposes of credit analysis, except for residential mortgage loans which are further disaggregated into residential first mortgage and residential home equity classes.

Index

Loans held for sale

Certain residential mortgage loans originated and intended for sale in the secondary market due to their fixed-rate terms are carried at the lower of cost or estimated fair value. The fair value of the residential mortgage loans held for sale are estimated using observable prices obtained from counterparties for similar loans. These nonrecurring fair value measurements are classified within Level 2 of the fair value hierarchy. Gains and losses on sales of these assets are included as a component of other revenue, while interest collected on these assets is included in interest income. Net unrealized losses are recognized through a valuation allowance by charges to income as a component of other revenue in the Consolidated Statements of Income and Comprehensive Income. Corporate loans are designated as held for investment upon inception and recognized in loans receivable. If we subsequently designate a corporate loan as held for sale, which generally occurs as part of a loan workout situation, we then write down the carrying value of the loan with a partial charge-off, if necessary, to carry it at the lower of cost or estimated fair value.

RJ Bank purchases the guaranteed portions of SBA section 7(a) loans and accounts for these loans in accordance with the policy for loans held for sale. RJ Bank then aggregates SBA loans with similar characteristics into pools for securitization and sale to the secondary market. Individual loans may be sold prior to securitization. The determination of the fair value of the SBA loans depend upon their intended disposition. The fair value of the SBA loans to be individually sold are determined based upon their committed sales price. The fair value of loans to be aggregated into pools for securitization which are committed to be sold, are determined based upon third party price quotes. The fair value of all other SBA loans are determined using a third party pricing service. The prices for the SBA loans, other than those committed to be individually sold, are validated by comparing the third party price quote or the third party pricing service prices, as applicable, for a sample of loans to observable market trades obtained from external sources. Once the loans are securitized into a pool, the respective securities are classified as trading instruments and are carried at fair value based on RJ Bank’s intention to sell the securitizations within the near term. Any changes in the fair value of the securitized pools as well as any realized gains or losses earned thereon are reflected in net trading profits. Transfers of the securitizations are all accounted for as sales at settlement date when RJ Bank has surrendered control over the transferred assets. RJ Bank does not retain any interest in the securitizations once they are sold.

Off-balance sheet loan commitments

RJ Bank has outstanding at any time a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases. RJ Bank’s policy is generally to require customers to provide collateral at the time of closing. The amount of collateral obtained, if it is deemed necessary by RJ Bank upon extension of credit, is based on RJ Bank’s credit evaluation of the borrower. Collateral held varies but may include assets such as: marketable securities, accounts receivable, inventory, real estate, and income-producing commercial properties.

Nonperforming assets

Nonperforming assets are comprised of both nonperforming loans and OREO. Nonperforming loans represent those loans which have been placed on nonaccrual status and loans which have been restructured in a manner that grant a concession to a borrower experiencing financial difficulties; loans with such restructurings are discussed further below. Additionally, any accruing loans which are 90 days or more past due and in the process of collection are considered nonperforming loans.

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

Other real estate acquired in the settlement of loans, including through, or in lieu of, loan foreclosure, is initially recorded at the lower of cost or fair value less estimated selling costs through a charge to the allowance for loan losses, thus establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by RJ Bank and the assets are carried at the lower of the carrying amount or fair value, as determined by a current appraisal, or valuation less estimated costs to sell and are classified as other assets on the Consolidated Statements of Financial Condition. These nonrecurring fair value measurements are classified within Level 2 of the fair value hierarchy. Costs relating to development and improvement of the property are capitalized, whereas those relating to holding the property are charged to operations. Sales of OREO are recorded as of the settlement date and any associated gains or losses are included in other revenue on our Consolidated Statements of Income and Comprehensive Income.

Index

Troubled debt restructurings

A loan restructuring is deemed to be a troubled debt restructuring (“TDR”) if we, for economic or legal reasons related to the borrowers’ financial difficulties, grant a concession we would not otherwise consider. In TDRs, for all classes of loans, the concessions granted, such as interest rate reductions, generally do not reflect current market conditions for a new loan of similar risk made to another borrower in similar financial circumstances. Other concessions for C&I, CRE and CRE construction loans may also include the reduction of the guarantor’s liability. For those restructurings of first mortgage and home equity residential mortgage loans which may reflect current market conditions, the concessions granted by RJ Bank are generally interest capitalization, principal forbearance, release of liability ordered under Chapter 7 bankruptcy not reaffirmed by the borrower, or an extension of the interest-only or maturity period. First mortgage and home equity residential mortgage TDRs may be returned to accrual status when there has been a sustained period of six months of satisfactory performance. C&I, CRE and CRE construction TDRs have generally been partially charged-off and, therefore, remain on nonaccrual status until the loan is fully resolved.

Impaired loans

Loans in all classes are considered to be impaired when, based on current information and events, it is probable that RJ Bank will be unable to collect the scheduled payments of principal and interest on a loan when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. RJ Bank determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. For individual loans identified as impaired, impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate and taking into consideration the factors described below in relation to the evaluation of the allowance for loan losses, except that as a practical expedient, RJ Bank measures impairment based on the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans include all corporate nonaccrual loans, all residential mortgage nonaccrual loans for which a charge-off had previously been recorded, and all loans which have been modified in TDRs. Interest income on impaired loans is recognized consistently with the recognition policy of nonaccrual loans.

Allowance for loan losses and reserve for unfunded lending commitments

RJ Bank maintains an allowance for loan losses to provide for probable losses inherent in RJ Bank’s loan portfolio. Loan losses are charged against the allowance when RJ Bank believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The loans within the C&I, CRE and CRE construction classes are assigned to one of several internal loan grades based upon the respective loan’s credit characteristics. The loans within the residential first mortgage, residential home equity, and consumer classes are assigned loan grades equivalent to the loan classifications utilized by bank regulators, dependent on their respective likelihood of loss. We assign each loan grade for all loan classes an allowance percentage based on the perceived risk associated with that grade. The allowance for loan losses for all non-impaired loans is then calculated based on the reserve percentage assigned to the respective loan’s class and grade. The allowance for loan losses for all impaired loans (except those nonaccrual residential first mortgage loans which are collectively evaluated for impairment) is based on an individual evaluation of impairment as previously described in the “Impaired loans” section above.

Index

The qualitative and quantitative factors taken into consideration when assigning the loan grades and allowance percentages to the loans within the C&I, CRE and CRE construction loan classes include: estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, updated loan-to-value (“LTV”) ratios, lending policies, experience, ability and depth of lending management and other relevant staff, local, regional, national and international economic conditions; concentrations of credit risk; past loss history, Shared National Credit (“SNC”) reviews and examination results from bank regulators. Loan grades for individual C&I, CRE and CRE construction loans are derived from analyzing two aspects of the risk factors in a particular loan, the obligor rating and the facility (collateral) rating. The obligor rating relates to a borrower’s probability of default and the facility rating is utilized to estimate the anticipated loss given default. These two ratings, which are based on RJ Bank’s most recent two years historical loss data or historical long-term industry loss rates where RJ Bank has limited loss history, are considered in combination to derive the final C&I, CRE and CRE construction loan grades and allowance percentages. Qualitative factors, while considered and reviewed in establishing the allowance for loan losses, have generally not resulted in any significant quantitative adjustments to allowance percentages.

For residential first mortgage, residential home equity and consumer loan classes, the qualitative factors considered when assigning allowance percentages include loan performance trends, loan product parameters and qualification requirements, borrower credit scores at origination, occupancy (i.e., owner occupied, second home or investment property), documentation level, loan purpose, geographic concentrations, average loan size and loan policy exceptions. These qualitative factors, while considered and reviewed in establishing the allowance for loan losses, have generally not resulted in any quantitative adjustments to RJ Bank’s historical loss rates.

Historical loss rates, a quantitative factor, is utilized when assigning the allowance percentages for residential first mortgage, residential home equity and consumer loans, and are derived from estimates of the probability of default and loss given default (severity). These estimated loss rates are based on RJ Bank’s historical loss data from the eight quarters prior to the respective quarter-end. In addition to historical loss rates, one other quantitative factor utilized for the performing residential mortgage loan portfolio is updated LTV ratios. RJ Bank segregates the performing loans in the residential loan classes, on a quarterly basis, based upon updated LTV data. RJ Bank obtains the most recently available information (generally on a quarter-lag) to estimate the current LTV ratios on the individual loans in the residential mortgage loan portfolio. Current LTVs are estimated, on a loan by loan basis, utilizing the initial appraisal obtained at the time of origination, adjusted for housing price changes that have occurred since origination using current valuation indices. The value of the homes could vary from actual market values due to changes in the condition of the underlying property, variations in housing price changes within current valuation indices and other factors. The product of the default and loss severity percentages is then applied to the balance of residential first mortgages and residential home equity loan balances, which have been further stratified by updated LTV in order to calculate the related allowance for loan losses.

As TDRs, regardless of the loan portfolio segment or accrual status, are impaired loans, RJ Bank evaluates its credit risk on an individual loan basis. The amount of impairment recorded on these loans is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, or if collateral dependent, based on the fair value of the collateral, less costs to sell. In addition, all redefaults (60 or more days delinquent subsequent to the loan’s modification date) on TDRs are factored into each portfolio segments’ allowance for loan losses. Qualitative information, such as geographic area and industry for TDRs and redefaulted TDRs, is considered and reviewed in the determination of expected loss rates as discussed above.

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

Index

Loan charge-off policies

C&I, CRE and CRE construction loans are monitored on an individual basis, and loan grades are reviewed at least quarterly to ensure they reflect the loan’s current credit risk. When RJ Bank determines that it is likely a corporate loan will not be collected in full, the loan is evaluated for potential impairment. After consideration of the borrower’s ability to restructure the loan, alternative sources of repayment, and other factors affecting the borrower’s ability to repay the debt, the portion of the loan deemed to be a confirmed loss, if any, is charged-off. For collateral-dependent loans secured by real estate, the amount of the loan considered a confirmed loss and charged-off is generally equal to the difference between the recorded investment in the loan and the collateral’s appraised value less estimated costs to sell. In instances where the individual loan under evaluation is agented by another bank, and where the agent bank has not ordered a timely update of an outdated appraisal, RJ Bank may make adjustments to previous appraised values for purposes of calculating specific reserves or taking partial charge-offs. These impaired loans are then considered to be in a workout status and we evaluate, on an ongoing basis, all factors relevant in determining the collectability and fair value of the loan. Appraisals on these impaired loans are obtained early in the impairment process as part of determining fair value and are updated as deemed necessary given the facts and circumstances of each individual situation. Certain factors such as guarantor recourse, additional borrower cash contributions or stable operations will mitigate the need for more frequent than annual appraisals. In its ongoing evaluation of each individual loan, RJ Bank may consider more frequent appraisals in locations where commercial property values are known to be experiencing a greater amount of volatility. For C&I loans, RJ Bank evaluates all sources of repayment, including the estimated liquidation value of collateral, to arrive at the amount considered to be a loss and charged off. Corporate banking and credit risk managers also hold a monthly meeting to review criticized loans (loans that are rated special mention or worse as defined by bank regulators, see Note 9 for further discussion). Additional charge-offs are taken when the value of the collateral changes or there is an adverse change in the expected cash flows.

The majority of RJ Bank’s corporate loan portfolio is comprised of participations in either SNCs or other large syndicated loans in the U.S. or Canada. The SNCs are U.S. loan syndications totaling over $20 million that are shared between three or more regulated institutions. Most SNC loans are reviewed annually by the agent bank’s regulator, a process in which the other participating banks have no involvement. Once the SNC annual regulatory review process is complete, RJ Bank receives a summary of the review of these SNC credits from the Office of the Comptroller of the Currency (“OCC”). This summary includes a synopsis of each loan’s regulatory classification, loans that are designated for nonaccrual status and directed charge-offs. RJ Bank must be at least as critical with nonaccrual designations, directed charge-offs, and classifications as the OCC. This ensures that each bank participating in a SNC loan rates the loan at least as critical. Any classification changes may impact RJ Bank’s reserves and charge-offs during the quarter that the SNC information is received from the OCC, however, these differences in classifications are generally minimal given the size of the SNC loan portfolio. The amount of such adjustments depend upon the classification and whether RJ Bank had the loan classified differently (either more or less critically) than the SNC review findings and, therefore, could result in higher, lower, or no change in loan loss provisions than previously recorded. RJ Bank incorporates into its ratings process any observed regulatory trends in the annual SNC exam process, but there will inherently be differences of opinion on individual credits due to the high degree of judgment involved. With respect to its ongoing credit evaluation process of the SNC portfolio, RJ Bank conforms to what it believes will be the regulators’ view of individual credits.

Every residential mortgage and consumer loan over 60 days past due is reviewed by RJ Bank personnel monthly and documented in a written report detailing delinquency information, balances, collection status, appraised value and other data points. RJ Bank senior management meets monthly to discuss the status, collection strategy and charge-off/write-down recommendations on every residential mortgage or consumer loan over 60 days past due with charge-offs considered on residential mortgage loans once the loans are delinquent 90 days or more and then generally taken before the loan is 120 days past due. A charge-off is taken against the allowance for the difference between the loan amount and the amount that RJ Bank estimates will ultimately be collected, based on the value of the underlying collateral less estimated costs to sell. RJ Bank predominantly uses broker price opinions (“BPO”) for these valuations as access to the property is restricted during the collection and foreclosure process and there is insufficient data available for a full appraisal to be performed. BPOs contain relevant and timely sale comparisons and listings in the marketplace and, therefore, we have found these BPOs to be reasonable determinants of market value in lieu of appraisals and more reliable than an automated valuation tool or the use of tax assessed values. A full appraisal is obtained post-foreclosure. RJ Bank takes further charge-offs against the owned asset if an appraisal has a lower valuation than the original BPO, but does not reverse previously charged-off amounts if the appraisal is higher than the original BPO. If a loan remains in pre-foreclosure status for more than nine months, an updated valuation is obtained and further charge-offs are taken against the allowance for loan losses, if necessary.

Index

Other assets

RJ Bank carries investments in stock of the FHLB and the Federal Reserve Bank of Atlanta (the “FRB”) at cost. These investments are held in accordance with certain membership requirements, are restricted, and lack a market. FHLB and FRB stock can only be sold to the issuer or another member institution at its par value. RJ Bank annually evaluates its holdings in FHLB and FRB stock for potential impairment based upon its assessment of the ultimate recoverability of the par value of the stock. This annual evaluation is comprised of a review of the capital adequacy, liquidity position and the overall financial condition of the FHLB and FRB to determine the impact these factors have on the ultimate recoverability of the par value of the respective stock. Impairment evaluations are performed more frequently if events or circumstances indicate there may be impairment. Any cash dividends received are recognized as interest income in the Consolidated Statements of Income and Comprehensive Income.

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

Investments in real estate partnerships held by consolidated variable interest entities

Raymond James Tax Credit Funds, Inc., a wholly owned subsidiary of RJF (“RJTCF”), is the managing member or general partner in low-income housing tax credit (“LIHTC”) funds, some of which require consolidation (refer to the separate discussion below of our policies regarding the evaluation of VIEs to determine if consolidation is required). These funds invest in housing project limited partnerships or limited liability companies (“LLCs”) which purchase and develop affordable housing properties qualifying for federal and state low-income housing tax credits. The balance presented is the investment in project partnership balance of all of the LIHTC funds which require consolidation. Additional information is presented below and in Note 11.

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

Intangible assets

Certain identifiable intangible assets, such as customer relationships, trade names, developed technology we acquire, and non-compete agreements, are amortized over their estimated useful lives on a straight-line method, are evaluated for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable.

The rights to service mortgage loans, known as mortgage servicing rights (“MSRs”), are an intangible asset. Our MSRs arise when RJ Bank sells residential mortgage loans and retains the associated mortgage servicing rights. RJ Bank records the estimated fair value of MSRs and amortizes MSRs in proportion to, and over the period of estimated net servicing revenue. MSRs are assessed for impairment quarterly, based on their fair value, with any impairment recognized in our Consolidated Statements of Income and Comprehensive Income.

Index

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

In the course of our evaluation of the potential impairment of goodwill, we may perform either a qualitative or a quantitative assessment. Our qualitative assessment of potential impairment may result in the determination that a quantitative impairment analysis is not necessary. Under this elective process, we assess qualitative factors to determine whether the existence of events or circumstances leads us to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing a quantitative analysis is not required. However, if we conclude otherwise, then we perform a quantitative impairment analysis.

If we either choose not to perform a qualitative assessment, or we choose to perform a qualitative assessment but are unable to qualitatively conclude that no impairment has occurred, then we perform a quantitative evaluation. In the case of a quantitative assessment, we estimate the fair value of the reporting unit which the goodwill that is subject to the quantitative analysis is associated (generally defined as the businesses for which financial information is available and reviewed regularly by management) and compare it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, we estimate the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit’s goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess.

We have elected December 31 as our annual goodwill impairment evaluation date (see Note 13 for additional information regarding the outcome of our goodwill impairment assessments).

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

We record liabilities related to legal proceedings in trade and other payables. The determination of these liability amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client’s account; the basis and validity of the claim; the possibility of wrongdoing on the part of one of our employees or financial advisors; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the liability balance is adjusted as deemed appropriate by management. Lastly, each case is reviewed to determine if it is probable that insurance coverage will apply, in which case the liability is reduced accordingly. Any change in the liability amount is recorded in the consolidated financial statements and is recognized as either a charge, or a credit, to net income in that period. The actual costs of resolving legal proceedings may be substantially higher or lower than the recorded liability amounts for those matters. We expense our cost of defense related to such matters in the period they are incurred.

Index

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

Deferred compensation plans

We maintain various deferred compensation plans for the benefit of certain employees and independent contractors that provide a return to the participant based upon the performance of various referenced investments. For certain of these plans, we invest directly, as a principal in such investments, related to our obligations to perform under the deferred compensation plans (see the “Other Investments” discussion within the financial instruments owned, financial instruments sold but not yet purchased and fair value section of this Note 2 for further discussion of these assets). For other such plans, including our Long Term Incentive Plan (“LTIP”) and our Wealth Accumulation Plan, we purchase and hold life insurance on the lives of certain current and former participants to earn a competitive rate of return for participants and to provide a source of funds available to satisfy our obligations under the plan (see Note 10 for information regarding the carrying value of such policies). Compensation expense is recognized for all awards made under such plans with future service requirements over the requisite service period using the straight-line method. Changes in the value of the investments, as well as the expenses associated with the related deferred compensation plans, are recorded in compensation, commissions and benefits expense on our Consolidated Statements of Income and Comprehensive Income. See Notes 23 and 24 for additional information.

Leases

We lease office space and equipment under operating leases. We recognize rent expense related to these operating leases on a straight-line basis over the lease term. The lease term commences on the earlier of the date when we become legally obligated for the rent payments or the date on which we take possession of the property. For tenant improvement allowances and rent holidays, we record a deferred rent liability in other liabilities in the Consolidated Statements of Financial Condition and amortize the deferred rent over the lease term as a reduction to rent expense in the Consolidated Statements of Income and Comprehensive Income. In instances where the office space or equipment under an operating lease will be abandoned prior to the expiration of the lease term (these instances primarily result from the effects of acquisitions), we accrue an estimate of any projected loss in the Consolidated Statements of Income and Comprehensive Income at the time such abandonment is known and any loss is estimable.

Acquisition related expense

Acquisition related expenses are recorded in the Consolidated Statement of Income and Comprehensive Income and include certain incremental expenses associated with our acquisition transactions (predominately associated with our Morgan Keegan acquisition), as well as incremental costs to integrate our operations and those of Morgan Keegan. These costs do not represent recurring costs within the fully integrated combined organization.

Foreign currency translation

We consolidate our foreign subsidiaries and certain joint ventures in which we hold an interest. The statement of financial condition of the subsidiaries and joint ventures we consolidate are translated at exchange rates as of the period end. The statements of income are translated at an average exchange rate for the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in other comprehensive income and are thereafter presented in equity as a component of AOCI. The translation gains or losses related to RJ Bank’s U.S. subsidiaries’ net investment in their Canadian subsidiary are tax affected to the extent the Canadian subsidiary’s earnings will be repatriated to the U.S.

Index

Income taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year. We utilize the asset and liability method to provide income taxes on all transactions recorded in the consolidated financial statements. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on the tax rates that we expect to be in effect when the underlying items of income and expense are realized. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns, including the repatriation of undistributed earnings of foreign subsidiaries. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or liquidity. See Note 19 for further information on our income taxes.

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

We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary. We hold variable interests in the following VIE’s: Raymond James Employee Investment Funds I and II (the “EIF Funds”), a trust fund established for employee retention purposes (“Restricted Stock Trust Fund”), certain LIHTC funds (“LIHTC Funds”), various other partnerships and LLCs involving real estate (“Other Real Estate Limited Partnerships and LLCs”), certain new market tax credit funds (“NMTC Funds”), and certain funds formed for the purpose of making and managing investments in securities of other entities (“Managed Funds”).

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

Fiscal year 2011 impact of the adoption of new accounting consolidation guidance

In fiscal year 2011, we adopted new accounting guidance regarding the consolidation of VIEs. This new guidance enacted changes in determining the primary beneficiary of a VIE and increased the frequency of required reassessments to determine whether an entity is the primary beneficiary of a VIE. Prior to this new accounting guidance, our determination of whether we were the primary beneficiary of a VIE was based upon whether we were the party to the VIE that absorbed a majority of the VIE’s expected losses, received a majority of its expected residual returns, or both. As a result of the application of the new accounting guidance, during the year ended September 30, 2011, we:

(1) Deconsolidated two LIHTC Funds in which RJTCF had been deemed to be the primary beneficiary under the prior accounting guidance. These two entities had consolidated assets of approximately $3.5 million and no consolidated liabilities. Within equity, their deconsolidation resulted in an after-tax cumulative effect adjustment to retained earnings and noncontrolling interests of $3.3 million and $6.8 million, respectively.

(2) Consolidated two LIHTC Funds in which RJTCF is deemed to be the primary beneficiary under the new accounting guidance. These two entities had consolidated assets of $56.8 million and consolidated liabilities of $42.1 million, and since we hold less than a 1% interest in these entities, the equity impact of their consolidation was a $14.7 million increase in noncontrolling interests.

Index

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

Index

Among the LIHTC Fund entities evaluated, RJTCF determined that some of the LIHTC Funds it sponsors are not VIEs. These funds are either: (1) funds which RJTCF holds a significant interest (one of which typically holds interests in certain tax credit limited partnerships for less than 90 days, or until beneficial interest in the limited partnership or fund is sold to third parties), or (2) are single investor LIHTC Funds in which RJTCF holds an interest, but the LIHTC Fund does not meet the VIE determination criteria.

RJ Bank is an investor member in a LIHTC fund in which a subsidiary of RJTCF is the managing member. Although this fund was determined not to be a VIE, RJ Bank is consolidating this fund through the application of other applicable accounting guidance.

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

Other real estate limited partnerships and LLCs

We have a variable interest in several limited partnerships involved in various real estate activities in which one of our subsidiaries is either the general partner or a limited partner. In addition, RJ Bank may have a variable interest in LLCs involved in foreclosure or obtaining deeds in lieu of foreclosure, as well as the disposal of the collateral associated with impaired syndicated loans. Given that we do not have the power to direct the activities that most significantly impact the economic performance of these partnerships or LLCs, we have determined that we are not the primary beneficiary of these VIEs. Accordingly, we do not consolidate these partnerships or LLCs. The carrying value of our investment in these partnerships or LLCs represents our risk of loss.

New market tax credit funds

An entity which was at one time an affiliate of Morgan Keegan is the managing member of a number of NMTC Funds. NMTC Funds are organized as LLC’s for the purpose of investing in eligible projects in qualified low-income areas or that serve qualified targeted populations. In return for making a qualified equity investment into the NMTC Fund, the Fund’s investor member receives tax credits eligible to apply against their federal tax liability. These new market tax credits are taken by the investor member over a seven year period.

Each of these NMTC Funds have one investor member. We have concluded that in each of the NMTC Funds, the investor member of such funds has significant participating rights over the activities that most significantly impact the economics of the NMTC Fund and, therefore, our affiliate as the managing member of the NMTC Fund does not have the power over such activities. Accordingly, we are not deemed to be the primary beneficiary of these NMTC Funds and, therefore, they are not consolidated.

Managed Funds

We have two subsidiaries (a subsidiary of Howe Barnes and a subsidiary of ClariVest), that serve as the general partner in funds which we determined to be VIEs that we are not required to consolidate. We are not required to consolidate these funds since they each satisfy the conditions for deferral of the determination of who is the primary beneficiary and therefore, who has the obligation to consolidate. These funds meet the deferral criteria as: 1) these funds’ primary business activity involves investment in the securities of other entities not under common management for current income, appreciation or both; 2) ownership in the funds is represented by units of investments to which proportionate shares of net assets can be attributed; 3) the assets of the funds are pooled to avail owners of professional management; 4) the funds are the primary reporting entities; and 5) the funds do not have an obligation (explicit or implicit) to fund losses of the entities that could be potentially significant.

Index

NOTE 3 – ACQUISITIONS

Acquisition during fiscal year 2013

On December 24, 2012, (the “ClariVest Acquisition Date”) we completed our acquisition of a 45% interest in ClariVest. On the ClariVest Acquisition Date, we paid approximately $8.8 million in cash to the sellers for our interest. On the first anniversary of the ClariVest Acquisition Date, a computation based upon the actual earnings of ClariVest during the one year period will be performed and additional consideration may be owed to the sellers within 45 days thereof.

As of the ClariVest Acquisition Date, ClariVest managed more than $3.1 billion in client assets and marketed its investment advisory services to corporate and public pension plans, foundations, endowments and Taft-Hartley clients worldwide. As a result of certain protective rights we have under the operating agreement with ClariVest, we are consolidating ClariVest in our financial statements as of the ClariVest Acquisition Date. In addition, a put and call agreement was entered into on the ClariVest Acquisition Date that provides Eagle with various paths to majority ownership in ClariVest, the timing of which would depend upon the financial results of ClariVest’s business and the tenure of existing ClariVest management. The results of operations of ClariVest have been included in our results prospectively since December 24, 2012. For the purposes of certain acquisition related financial reporting requirements, the ClariVest acquisition is not considered to be material to our overall financial condition.

See Note 13 for information regarding the identifiable intangible assets we recorded as a result of the ClariVest acquisition.

Prior year acquisition of Morgan Keegan

As of the Closing Date, we applied the acquisition method of accounting to our acquisition of Morgan Keegan. In February 2013, we successfully completed the transfer of client accounts from MK & Co. to RJ&A and as a result, are now operating all of the retained historical MK & Co. operations under one (the RJ&A) platform.

Net assets acquired and consideration paid

Under the terms of the Stock Purchase Agreement (the “SPA”), on the Closing Date RJF paid Regions approximately $1.2 billion in cash in exchange for the Morgan Keegan shares. This purchase price represented a $230 million premium over a preliminary estimate of tangible book value at closing of $970 million.   Subsequent to the Closing Date, the parties to the SPA determined the final closing date tangible book value and Regions paid us approximately $23 million in settlement of the final purchase price. The total cash flow impact during fiscal year 2012 of a use of cash of $1.1 billion results from the $1.2 billion cash payment on the Closing Date offset by Morgan Keegan’s Closing Date cash balance of $114 million and the $23 million purchase price adjustment paid to RJF by Regions resulting from the determination of the Closing Date tangible book value of Morgan Keegan.

Goodwill

The remaining consideration, after adjusting for the identified intangible assets and the net assets and liabilities recorded at fair value, is $230 million, which represents synergies resulting from combining the businesses, and is allocated to goodwill.

We elected to write-up to fair value, the tax basis of the acquired assets and liabilities assumed. As a result of this tax election, $65 million of the net deferred tax asset balance of Morgan Keegan as of the Closing Date is included in our allocation to goodwill. The goodwill arising from this transaction is attributable to our private client group and our capital markets segments.

See Note 13 for more information regarding the goodwill and identifiable intangible assets related to this acquisition.

Other items of significance

During April, 2012, and concurrent with the closing of the transaction, RJF made approximately $136 million of loans to Morgan Keegan financial advisors, issued approximately 1.5 million restricted stock units to certain key Morgan Keegan revenue producers (see Note 23 for additional information on our employee benefit plans) and RJF executed employment agreements with certain key members of the Morgan Keegan management team as part of an employee retention program.

Index

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

On the Closing Date, certain subsidiaries of RJF (the “Borrowers”) entered into a credit agreement (the “Regions Credit Agreement”) with Regions Bank, an Alabama banking corporation (the “Lender”).  On November 14, 2012, the outstanding balance on the Regions Credit Agreement was repaid, and a new credit agreement was executed with the Lender. See Notes 15 and 17 for information regarding these borrowings.

Acquisition related expenses

 We incurred the following acquisition related expenses:

	Year ended September 30,
	2013	2012
	(in thousands)
Information systems integration and conversion costs (1)	$33,021	$14,542
Occupancy and equipment (2)	15,999	4,803
Severance (3)	12,734	18,729
Temporary services	4,106	1,128
Financial advisory fees	1,176	7,040
Legal	476	2,267
Bridge financing agreement fees	—	5,684
Other integration costs	5,942	5,091
Total acquisition related expenses	$73,454	$59,284

(1)	Includes equipment costs related to the disposition of information systems equipment, and temporary services incurred specifically related to the information systems conversion.

(2)	Includes lease costs associated with the abandonment of certain facilities resulting from the Morgan Keegan acquisition.

(3)
Represents all costs associated with eliminating positions as a result of the Morgan Keegan acquisition, partially offset by the favorable impact arising from the forfeiture of any unvested accrued benefits.

We did not incur acquisition related expenses during the year ended September 30, 2011.

Index

NOTE 4 – CASH AND CASH EQUIVALENTS, ASSETS SEGREGATED PURSUANT TO REGULATIONS, AND DEPOSITS WITH CLEARING ORGANIZATIONS

Our cash and cash equivalents, assets segregated pursuant to regulations and other segregated assets, and deposits with clearing organization balances are as follows:

	September 30,
	2013	2012
	(in thousands)
Cash and cash equivalents:
Cash in banks	$2,593,890	$1,973,897
Money market fund investments	2,726	6,123
Total cash and cash equivalents (1)	2,596,616	1,980,020
Cash segregated pursuant to federal regulations and other segregated assets (2)	4,064,827	2,784,199
Deposits with clearing organizations (3)	126,405	163,848
	$6,787,848	$4,928,067

(1)
The total amounts presented include cash and cash equivalents of $1.02 billion and $539 million as of September 30, 2013 and 2012, respectively, which are either held directly by RJF or are otherwise invested by one of our subsidiaries on behalf of RJF, and are available without restrictions.

(2)
Consists of cash maintained in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934. RJ&A (and MK & Co. as of September 30, 2012) as broker-dealers carrying client accounts as of each respective date, are subject to requirements related to maintaining cash or qualified securities in segregated reserve accounts for the exclusive benefit of their clients. Additionally, RJ Ltd. is required to hold client Registered Retirement Savings Plan funds in trust.

(3)	Consists of deposits of cash and cash equivalents or other short-term securities held by other clearing organizations or exchanges.

Index

NOTE 5 – FAIR VALUE

Assets and liabilities measured at fair value on a recurring and nonrecurring basis are presented below:

September 30, 2013	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of September 30, 2013
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$10	$202,816	$—		$—	$202,826
Corporate obligations	833	59,573	—		—	60,406
Government and agency obligations	6,408	106,988	—		—	113,396
Agency MBS and CMOs	155	92,994	—		—	93,149
Non-agency CMOs and ABS	—	16,957	14		—	16,971
Total debt securities	7,406	479,328	14		—	486,748
Derivative contracts	—	89,633	—		(61,524)	28,109
Equity securities	48,749	4,231	35		—	53,015
Other securities	1,413	6,464	3,956		—	11,833
Total trading instruments	57,568	579,656	4,005		(61,524)	579,705
Available for sale securities:
Agency MBS and CMOs	—	326,029	—		—	326,029
Non-agency CMOs	—	128,943	78		—	129,021
Other securities	2,076	—	—		—	2,076
ARS:
Municipals	—	—	130,934	(3)	—	130,934
Preferred securities	—	—	110,784		—	110,784
Total available for sale securities	2,076	454,972	241,796		—	698,844
Private equity investments	—	—	216,391	(4)	—	216,391
Other investments (5)	241,627	2,278	4,607		—	248,512
Derivative instruments associated with offsetting matched book positions	—	250,341	—		—	250,341
Other receivables	—	—	2,778	(6)	—	2,778
Other assets	—	—	15		—	15
Total assets at fair value on a recurring basis	$301,271	$1,287,247	$469,592		$(61,524)	$1,996,586

Assets at fair value on a nonrecurring basis: (7)
Bank loans, net:
Impaired loans	$—	$33,187	$59,868		$—	$93,055
Loans held for sale (8)	—	28,119	—		—	28,119
Total bank loans, net	—	61,306	59,868		—	121,174
OREO (9)	—	209	—		—	209
Total assets at fair value on a nonrecurring basis	$—	$61,515	$59,868		$—	$121,383

(continued on next page)

Index

September 30, 2013	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of September 30, 2013
	(in thousands)
	(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$165	$1,612	$—	$—	$1,777
Corporate obligations	30	9,081	—	—	9,111
Government obligations	169,816	—	—	—	169,816
Agency MBS and CMOs	3,068	—	—	—	3,068
Non-agency MBS and CMOs	—	—	—	—	—
Total debt securities	173,079	10,693	—	—	183,772
Derivative contracts	—	74,920	—	(69,279)	5,641
Equity securities	31,151	92	—	—	31,243
Other securities	—	—	—	—	—
Total trading instruments sold but not yet purchased	204,230	85,705	—	(69,279)	220,656
Derivative instruments associated with offsetting matched book positions	—	250,341	—	—	250,341
Trade and other payables:
Derivative contracts	—	714	—	—	714
Other liabilities	—	—	60	—	60
Total trade and other payables	—	714	60	—	774
Total liabilities at fair value on a recurring basis	$204,230	$336,760	$60	$(69,279)	$471,771

(1)
We had $860 thousand in transfers of financial instruments from Level 1 to Level 2 during the year ended September 30, 2013.  These transfers were a result of a decrease in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement. We had $401 thousand in transfers of financial instruments from Level 2 to Level 1 during the year ended September 30, 2013.  These transfers were a result of an increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(2)	Where permitted, we have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(3)	Includes $54 million of Jefferson County, Alabama Limited Obligation School Warrants ARS and $25 million of Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS.

(4)
Of the total private equity investments, the weighted-average portion we own is approximately 41%.  Effectively, the economics associated with the portions of these investments we do not own become a component of noncontrolling interests on our Consolidated Statements of Financial Condition, and amounted to approximately $63 million of the total as of September 30, 2013.

(5)
Other investments include $176 million of financial instruments that are related to obligations to perform under certain of MK & Co.’s historic deferred compensation plans (see Note 2 and Note 23 for further information regarding these plans).

(6)
Primarily comprised of forward commitments to purchase GNMA (as hereinafter defined) MBS arising from our fixed income public finance operations (see Note 20 for additional information regarding these commitments).

(7)
Goodwill fair value measurements are classified within Level 3 of the fair value hierarchy, which are generally determined using unobservable inputs. See Note 13 for additional information regarding the annual impairment analysis and our methods of estimating the fair value of reporting units that have an allocation of goodwill, including the key assumptions.

(8)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(9)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Consolidated Statements of Financial Condition is net of the estimated selling costs.

Index

September 30, 2012	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of September 30, 2012
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$7	$346,030	$553		$—	$346,590
Corporate obligations	15,916	70,815	—		—	86,731
Government and agency obligations	10,907	156,492	—		—	167,399
Agency MBS and CMOs	1,085	104,084	—		—	105,169
Non-agency CMOs and ABS	—	1,986	29		—	2,015
Total debt securities	27,915	679,407	582		—	707,904
Derivative contracts	—	144,259	—		(93,259)	51,000
Equity securities	23,626	2,891	6		—	26,523
Other securities	864	12,131	5,850		—	18,845
Total trading instruments	52,405	838,688	6,438		(93,259)	804,272
Available for sale securities:
Agency MBS and CMOs	—	352,303	—		—	352,303
Non-agency CMOs	—	147,558	249		—	147,807
Other securities	12	—	—		—	12
ARS:
Municipals	—	—	123,559	(3)	—	123,559
Preferred securities	—	—	110,193		—	110,193
Total available for sale securities	12	499,861	234,001		—	733,874
Private equity investments	—	—	336,927	(4)	—	336,927
Other investments (5)	303,817	2,897	4,092		—	310,806
Derivative instruments associated with offsetting matched book positions	—	458,265	—		—	458,265
Total assets at fair value on a recurring basis	$356,234	$1,799,711	$581,458		$(93,259)	$2,644,144

Assets at fair value on a nonrecurring basis:
Bank loans, net
Impaired loans (6)	$—	$47,409	$46,383		$—	$93,792
Loans held for sale (7)	—	81,093	—		—	81,093
Total bank loans, net	—	128,502	46,383		—	174,885
OREO (8)	—	6,216	—		—	6,216
Total assets at fair value on a nonrecurring basis	$—	$134,718	$46,383		$—	$181,101

(continued on next page)

Index

September 30, 2012	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of September 30, 2012
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

(5)
Other investments include $185 million of financial instruments that are related to obligations to perform under certain of MK & Co.’s historic deferred compensation plans (see Note 2 and Note 23 for further information regarding these plans).

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

Index

The adjustment to fair value of the nonrecurring fair value measures for the year ended September 30, 2013 resulted in $8.7 million in additional provision for loan losses and $529 thousand in other losses. The adjustment to fair value of the nonrecurring fair value measures for the year ended September 30, 2012 resulted in $20.7 million in additional provision for loan losses and $2 million in other losses.

Changes in Level 3 recurring fair value measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis is presented below:

Year ended September 30, 2013 Level 3 assets at fair value (in thousands)
Financial assets													Financial liabilities
	Trading instruments				Available for sale securities			Private equity, other investments, other receivables and other assets					Payables- trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Other securities	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other receivables	Other Assets	Other liabilities
Fair value September 30, 2012	$553	$29	$6	$5,850	$249	$123,559	$110,193	$336,927		$4,092	$—	$—	$(98)
Total gains (losses) for the year:
Included in earnings	—	(4)	1	(140)	(396)	439	1,164	70,688	(1)	1,390	2,778	—	38
Included in other comprehensive income	—	—	—	—	281	13,212	7,504	—		—	—	—	—
Purchases and contributions	—	—	63	9,885	—	—	25	20,416		—	—	—	—
Sales	(553)	—	(37)	(9,234)	—	(4,971)	(90)	(165,878)	(2)	(691)	—	—	—
Redemptions by issuer	—	—	—	—	—	(1,305)	(8,012)	—		—	—	—	—
Distributions	—	(11)	—	(2,390)	(56)	—	—	(45,762)		(315)	—	—	—
Transfers: (3)
Into Level 3	—	—	2	—	—	—	—	—		131	—	15	—
Out of Level 3	—	—	—	(15)	—	—	—	—		—	—	—	—
Fair value September 30, 2013	$—	$14	$35	$3,956	$78	$130,934	$110,784	$216,391		$4,607	$2,778	$15	$(60)

Change in unrealized gains (losses) for the year included in earnings (or changes in net assets) for assets held at the end of the year	$—	$38	$(1)	$(140)	$(396)	$13,212	$7,504	$5,354		$1,511	$2,778	$—	$—

(1)
Results from valuation adjustments of certain private equity investments and the April 29, 2013 sale of our indirect investment in Albion Medical Holdings, Inc. (“Albion”).  Since we only own a portion of these investments, our share of the net valuation adjustments and Albion sale resulted in a gain of $28.4 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net gain is approximately $42.3 million.

(2)	Results primarily from the April 29, 2013 sale of our indirect investment in Albion. The amount is presented gross, and therefore includes amounts pertaining to interests held by others.

(3)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

Year ended September 30, 2012 Level 3 assets at fair value (in thousands)
Financial assets												Financial liabilities
	Trading instruments					Available for sale securities			Private equity and other investments			Payables-trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Other securities		Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other liabilities
Fair value September 30, 2011	$375	$50	$15	$—		$851	$79,524	$116,524	$168,785		$2,087	$(40)
Total gains (losses) for the year:
Included in earnings	89	(3)	11	(1,034)		(691)	(1,487)	(75)	36,098	(1)	296	(58)
Included in other comprehensive income	—	—	—	—		130	(7,651)	(1,528)	—		—	—
Purchases and contributions	553	—	18	16,268		—	56,344	66,915	162,795	(4)	2,276	—
Sales	(320)	—	(16)	(14,251)		—	—	—	—		—	—
Redemptions by issuer	—	—	—	—		—	(3,214)	(71,600)	—		—	—
Distributions	—	(18)	—	(1,710)		(41)	—	—	(30,751)		(567)	—
Transfers:
Into Level 3	—	—	156	6,577	(2)	—	43	—	—		—	—
Out of Level 3 (3)	(144)	—	(178)	—		—	—	(43)	—		—	—
Fair value September 30, 2012	$553	$29	$6	$5,850		$249	$123,559	$110,193	$336,927		$4,092	$(98)

Change in unrealized gains (losses) for the year included in earnings (or changes in net assets) for assets held at the end of the year	$—	$9	$(5)	$(1,034)		$(691)	$(9,060)	$(1,528)	$36,098	(1)	$172	$—

(1)
Primarily results from valuation adjustments of certain private equity investments. Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $15.2 million which is included in net income attributable to RJF (after noncontrolling interests). The noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $20.9 million.

(2)
During the year ended September 30, 2012, we transferred certain non-agency CMOs and ABS securities which were previously included in Level 2, into Level 3, due to a decrease in the availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.

(3)
The transfers out of Level 3 were a result of an increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value. Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(4)
Includes private equity investments of approximately $46 million arising from the Morgan Keegan acquisition and $97 million of other investments arising from the consolidation of certain of Morgan Keegan’s private equity funds (see Note 3 for further information regarding the Morgan Keegan acquisition and the consolidation of some of the private equity funds they sponsor).

Index

Year ended September 30, 2011 Level 3 assets at fair value (in thousands)
Financial assets										Financial liabilities
	Trading instruments			Available for sale securities			Private equity and other investments			Payables-trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other liabilities
Fair value September 30, 2010	$6,275	$3,930	$3,025	$1,011	$—	$—	$161,230		$45	$(46)
Total gains (losses) for the year:
Included in earnings	(397)	1,318	(176)	121	—	—	10,683	(1)	(160)	6
Included in other comprehensive income	—	—	—	155	—	—	—		—	—
Purchases and contributions	1,050	12	688	—	73,213	131,255	14,027		1,932	—
Sales	(305)	(5,210)	(1,225)	(436)	—	—	—		(191)	—
Redemptions by issuer	—	—	(1,125)	—	—	(15,925)	—		—	—
Distributions	—	—	—	—	—	—	(16,694)		—	—
Transfers:
Into Level 3 (2)	—	—	—	—	6,311	1,194	—		461	—
Out of Level 3 (2)	(6,248)	—	(1,172)	—	—	—	(461)		—	—
Fair value September 30, 2011	$375	$50	$15	$851	$79,524	$116,524	$168,785		$2,087	$(40)

Change in unrealized gains (losses) for the year included in earnings (or changes in net assets) for assets held at the end of the year	$203	$(99)	$(23)	$(81)	$—	$—	$(8)		$(143)	$—

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

(2)
During the fiscal year 2011, ARS positions we held in trading instruments which were repurchased from clients in individual settlements prior to the June, 2011 ARS settlement were transferred into available for sale securities. In addition, certain investments held by our Canadian subsidiary were reclassified from private equity investments to other investments. In all periods presented, these positions were considered Level 3 assets in the fair value hierarchy. Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

As of September 30, 2013, 8.6% of our assets and 2.5% of our liabilities are instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of September 30, 2013 represent 24% of our assets measured at fair value. In comparison as of September 30, 2012, 12.5% and 4% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of September 30, 2012 represented 22% of our assets measured at fair value. The balances of our level 3 assets have decreased compared to September 30, 2012, primarily as a result of the sale of Albion in our private equity portfolio (partially offset by valuation increases in that portfolio) and the sale or redemption of a portion of our ARS portfolio. Level 3 instruments as a percentage of total financial instruments increased by 2% as compared to September 30, 2012. Total financial instruments, primarily trading instruments, derivative instruments associated with offsetting matched book positions, and other investments which are not level 3 financial instruments decreased compared to September 30, 2012, impacting the calculation of Level 3 assets as a percentage of total financial instruments.

Index

Gains and losses included in earnings are presented in net trading profits and other revenues in our Consolidated Statements of Income and Comprehensive Income as follows:

For the year ended September 30, 2013	Net trading profits	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(143)	$76,101
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(103)	$29,963

For the year ended September 30, 2012	Net trading profits	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(937)	$34,083
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(1,030)	$24,991

For the year ended September 30, 2011	Net trading profits	Other revenues
	(in thousands)
Total gains included in revenues	$745	$10,650
Change in unrealized gains (losses) for assets held at the end of the reporting period	$81	$(232)

Quantitative information about level 3 fair value measurements

The significant assumptions used in the valuation of level 3 financial instruments are presented in the table on the following page (such table includes the significant majority of the financial instruments we hold that are classified as level 3 measures).

Index

Level 3 financial instrument	Fair value at September 30, 2013 (in thousands)	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements:
Available for sale securities:
ARS:
Municipals	$54,365	Probability weighted internal scenario model:
		Scenario 1 - recent trades	Observed trades (in inactive markets) of in-portfolio securities as well as observed trades (in active markets) of other comparable securities	81.9% of par - 84.0% of par (82.75% of par)
		Scenario 2 - discounted cash flow	Average discount rate(a)	8.02% - 9.14% (8.58%)
			Average interest rates applicable to future interest income on the securities(b)	1.88% - 7.64% (4.76%)
			Prepayment year(c)	2016 - 2023 (2020)
			Weighting assigned to outcome of scenario 1/scenario 2	90%/10%
	$24,716	Recent trades	Observed trades (in inactive markets) of in-portfolio securities as well as observed trades of other comparable securities (in inactive markets)	63.8% of par - 74% of par (73.78% of par)
			Comparability adjustments(d)	+/- 5% of par (+/- 5% of par)
	$51,853	Discounted cash flow	Average discount rate(a)	3.34% - 6.33% (4.75%)
			Average interest rates applicable to future interest income on the securities(b)	0.88% - 7.62% (3.32%)
			Prepayment year(c)	2016 - 2023 (2019)
Preferred securities	$110,784	Discounted cash flow	Average discount rate(a)	3.35% - 5.23% (4.42%)
			Average interest rates applicable to future interest income on the securities(b)	1.43% - 2.73% (1.98%)
			Prepayment year(c)	2013 - 2018 (2017)
Private equity investments:	$37,849	Income or market approach:
		Scenario 1 - income approach - discounted cash flow	Discount rate(a)	14% - 15% (14%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2014 - 2015 (2014)
		Scenario 2 - market approach - market multiple method	EBITDA Multiple(e)	4.75 - 7.00 (5.39)
			Projected EBITDA growth(f)	16.3% - 16.3% (16.3%)
			Weighting assigned to outcome of scenario 1/scenario 2	86%/14%
	$178,542	Transaction price, other investment-specific events, or our proportionate share of the net assets of the partnership provided by the fund manager(g)	Not meaningful(g)	Not meaningful(g)
Nonrecurring measurements:
Impaired loans: residential	$34,268	Discounted cash flow	Prepayment rate	0 yrs. - 12 yrs. (7.8 yrs.)
Impaired loans: corporate	$25,600	Appraisal, discounted cash flow, or distressed enterprise value(h)	Not meaningful(h)	Not meaningful(h)

The explanations to the footnotes in the above table are on the following page.

Index

Footnote explanations pertaining to the table on the previous page:

(a)	Represents discount rates used when we have determined that market participants would take these discounts into account when pricing the investments.

(b)
Future interest rates are projected based upon a forward interest rate curve, plus a spread over such projected base rate that is applicable to each future period for each security within this portfolio segment.  The interest rates presented represent the average interest rate over all projected periods for securities within the portfolio segment.

(c)	Assumed year of at least a partial redemption of the outstanding security by the issuer.

(d)
Management estimates that market participants apply this range of either discount or premium, as applicable, to the limited observable trade data in order to assess the value of the securities within this portfolio segment.

(e)	Represents amounts used when we have determined that market participants would use such multiples when pricing the investments.

(f)	Represents the projected growth in earnings before interest, taxes, depreciation and amortization (“EBITDA”) utilized in the valuation as compared to the prior periods reported EBITDA.

(g)
Certain direct private equity investments are valued initially at the transaction price until either our annual review, significant transactions occur, new developments become known, or we receive information from the fund manager that allows us to update our proportionate share of net assets, where any of which indicate that a change in the carrying values of these investments is appropriate.

(h)
The valuation techniques used for the impaired corporate loan portfolio as of September 30, 2013 were appraisals less selling costs for the collateral dependent loans, and either discounted cash flows or distressed enterprise value for the remaining impaired loans that are not collateral dependent.

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

Index

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of September 30, 2013 and 2012, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

Other fair value disclosures

Many, but not all, of the financial instruments we hold are recorded at fair value in the Consolidated Statements of Financial Condition.

The following represent financial instruments in which the ending balance at September 30, 2013 and 2012 are not carried at fair value on our Consolidated Statements of Financial Condition:

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

Fair values for both variable and fixed-rate loans held for investment are estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. This methodology for estimating the fair value of loans does not consider other market variables and, therefore, is not based on an exit price concept. Refer to Note 2 for information regarding the fair value policies specific to loans held for sale.

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

Other borrowings: The carrying amount of other borrowings are estimated to approximate their fair value due to the relative short-term nature of such borrowings, the majority of which are day-to-day.

Corporate debt: The fair value of the mortgage note payable associated with the financing of our Saint Petersburg, Florida corporate offices is based upon an estimate of the current market rates for similar loans. The fair value of our senior notes is based upon recent trades of those or other similar debt securities in the market.

Off-balance sheet financial instruments: The fair value of unfunded commitments to extend credit is based on a methodology similar to that described above for loans and further adjusted for the probability of funding. The fair value of these unfunded lending commitments in addition to the fair value of other off-balance sheet financial instruments are not material and, therefore, are excluded from the table that follows. See Note 26 for further discussion of off-balance sheet financial instruments.

Index

For those financial instruments where the fair value is not reflected on the Consolidated Statements of Financial Condition, we have estimated their fair value in part based upon our assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimated fair values. Accordingly, the net realizable values could be materially different from the estimates presented in the table below. In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of RJF as a whole. We are not required to disclose either the fair value of non-financial instruments including property, equipment and leasehold improvements, nor are we required to disclose the fair value of intangible assets including identifiable intangible assets and goodwill.

The estimated fair values by level within the fair value hierarchy and the carrying amounts of our financial instruments that are not carried at fair value are as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
	(in thousands)
September 30, 2013
Financial assets:
Bank loans, net(1)	$—	$83,012	$8,614,755	$8,697,767	$8,700,027

Financial liabilities:
Bank deposits	$—	$8,981,996	$320,196	$9,302,192	$9,295,371
Other borrowings	$—	$84,076	$—	$84,076	$84,076
Corporate debt	$352,520	$951,628	$—	$1,304,148	$1,194,508

September 30, 2012
Financial assets:
Bank loans, net(1)	$—	$80,227	$7,803,328	$7,883,555	$7,816,627

Financial liabilities:
Bank deposits	$—	$8,280,834	$329,966	$8,610,800	$8,599,713
Corporate debt	$384,440	$962,610	$—	$1,347,050	$1,329,093

(1)	Excludes all impaired loans and loans held for sale which have been recorded at fair value in the Consolidated Statement of Financial Condition at September 30, 2013 and 2012, respectively.

Index

NOTE 6 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	September 30, 2013		September 30, 2012
	Trading instruments	Instruments sold but not yet purchased	Trading instruments	Instruments sold but not yet purchased
	(in thousands)
Municipal and provincial obligations	$202,826	$1,777	$346,590	$212
Corporate obligations	60,406	9,111	86,731	12,388
Government and agency obligations	113,396	169,816	167,399	200,088
Agency MBS and CMOs	93,149	3,068	105,169	556
Non-agency CMOs and ABS	16,971	—	2,015	121
Total debt securities	486,748	183,772	707,904	213,365

Derivative contracts (1)	28,109	5,641	51,000	3,102
Equity securities	53,015	31,243	26,523	9,700
Other securities	11,833	—	18,845	6,269
Total	$579,705	$220,656	$804,272	$232,436

(1)
Represents the derivative contracts held for trading purposes. These balances do not include all derivative instruments since the derivative instruments associated with offsetting matched book positions are included on their own line item on our Consolidated Statements of Financial Condition. See Note 18 for further information regarding all of our derivative transactions.

See Note 5 for additional information regarding the fair value of trading instruments and trading instruments sold but not yet purchased.

NOTE 7 – AVAILABLE FOR SALE SECURITIES

Available for sale securities are comprised of MBS, CMOs and other securities owned by RJ Bank, ARS and for certain prior periods various equity securities owned by our non-broker-dealer subsidiaries.

During the year ended September 30, 2013, certain ARS were redeemed by their issuer at par, sold at amounts approximating their par value pursuant to tender offers or sold in market transactions. Altogether, such transactions resulted in proceeds of $14 million and a gain of $2 million in the year ended September 30, 2013 which is recorded in other revenues on our Consolidated Statements of Income and Comprehensive Income.

During the year ended September 30, 2012, as a component of the Morgan Keegan acquisition (see Note 3 for further information), we acquired additional ARS on the Closing Date which had a fair value of $122 million. During the year ended September 30, 2012, ARS with an aggregate par value of approximately $75 million were redeemed by their issuer at par resulting in a gain of $360 thousand for the year ended September 30, 2012, which was recorded in other revenues on our Consolidated Statements of Income and Comprehensive Income.

During the year ended September 30, 2011, as a result of the resolution of certain ARS matters, $245 million of par value ARS were purchased from current or former clients as a result of a settlement agreement; $16 million of the repurchased ARS were redeemed at par by the issuer subsequent to their purchase and prior to September 30, 2011. The fair value of the ARS repurchased was $205 million; the $40 million excess of the par value over the fair value of the ARS repurchased was accounted for as a component of the loss on auction rate securities repurchased for the year ended September 30, 2011 on our Consolidated Statements of Income and Comprehensive Income.

During the year ended September 30, 2013, the other securities, which were comprised of equity securities, and which are not part of the other securities held within the RJ Bank available for sale securities portfolio, were sold. The sale resulted in $13 thousand in proceeds and an insignificant gain on sale during the year ended September 30, 2013. There were no proceeds from the sale of other available for sale securities during the year ended September 30, 2012. There were proceeds of $13.8 million from the sale of available for sale securities during the year ended September 30, 2011, which resulted in total losses of $209 thousand.

Index

The amortized cost and fair values of available for sale securities are as follows:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
September 30, 2013
Available for sale securities:
Agency MBS and CMOs	$326,858	$707	$(1,536)	$326,029
Non-agency CMOs (1)	142,169	4	(13,152)	129,021
Other securities	1,575	501	—	2,076
Total RJ Bank available for sale securities	470,602	1,212	(14,688)	457,126

Auction rate securities:
Municipal obligations	125,371	6,831	(1,268)	130,934
Preferred securities	104,808	5,976	—	110,784
Total auction rate securities	230,179	12,807	(1,268)	241,718

Total available for sale securities	$700,781	$14,019	$(15,956)	$698,844

September 30, 2012
Available for sale securities:
Agency MBS and CMOs	$350,568	$1,938	$(203)	$352,303
Non-agency CMOs (2)	166,339	23	(18,555)	147,807
Total RJ Bank available for sale securities	516,907	1,961	(18,758)	500,110

Auction rate securities:
Municipal obligations (3)	131,208	870	(8,519)	123,559
Preferred securities (4)	111,721	232	(1,760)	110,193
Total auction rate securities	242,929	1,102	(10,279)	233,752

Other securities	3	9	—	12
Total available for sale securities	$759,839	$3,072	$(29,037)	$733,874

September 30, 2011
Available for sale securities:
Agency MBS and CMOs	$178,120	$639	$(27)	$178,732
Non-agency CMOs (5)	192,956	—	(47,081)	145,875
Total RJ Bank available for sale securities	371,076	639	(47,108)	324,607

Auction rate securities:
Municipal obligations	79,524	—	—	79,524
Preferred securities	116,524	—	—	116,524
Total auction rate securities	196,048	—	—	196,048

Other securities	3	7	—	10
Total available for sale securities	$567,127	$646	$(47,108)	$520,665

(1)	As of September 30, 2013, the non-credit portion of OTTI recorded in AOCI was $11.1 million (before taxes).

(2)	As of September 30, 2012, the non-credit portion of OTTI recorded in AOCI was $15.5 million (before taxes).

(3)	As of September 30, 2012, the non-credit portion of OTTI recorded in AOCI was $7.6 million (before taxes).

(4)	As of September 30, 2012, the non-credit portion of OTTI recorded in AOCI was $1.5 million (before taxes).

(5)	As of September 30, 2011, the non-credit portion of OTTI recorded in AOCI was $37.9 million (before taxes).

See Note 5 for additional information regarding the fair value of available for sale securities.

Index

The contractual maturities, amortized cost, carrying values and current yields for our available for sale securities are as presented below.  Since the majority of RJ Bank’s available for sale securities are backed by mortgages, actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.  Expected maturities of ARS and other securities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
	Within one year	After one but within five years	After five but within ten years	After ten years	Total
	($ in thousands)
Agency MBS & CMOs:
Amortized cost	$—	$12,947	$55,761	$258,150	$326,858
Carrying value	—	12,976	55,872	257,181	326,029
Weighted-average yield	—	0.29%	0.39%	1.11%	0.95%

Non-agency CMOs:
Amortized cost	$—	$—	$—	$142,169	$142,169
Carrying value	—	—	—	129,021	129,021
Weighted-average yield	—	—	—	2.68%	2.68%

Other securities:
Amortized cost	$—	$—	$—	$1,575	$1,575
Carrying value	—	—	—	2,076	2,076
Weighted-average yield	—	—	—	—	—

Sub-total agency MBS & CMOs, non-agency CMOs and other securities:
Amortized cost	$—	$12,947	$55,761	$401,894	$470,602
Carrying value	—	12,976	55,872	388,278	457,126
Weighted-average yield	—	0.29%	0.39%	1.63%	1.44%

Auction rate securities
Municipal obligations:
Amortized cost	$—	$2,010	$1,853	$121,508	$125,371
Carrying value	—	2,014	1,877	127,043	130,934
Weighted-average yield	—	0.22%	0.31%	0.51%	0.50%

Preferred securities:
Amortized cost	$—	$—	$—	$104,808	$104,808
Carrying value	—	—	—	110,784	110,784
Weighted-average yield	—	—	—	0.23%	0.23%

Sub-total auction rate securities:
Amortized cost	$—	$2,010	$1,853	$226,316	$230,179
Carrying value	—	2,014	1,877	237,827	241,718
Weighted-average yield	—	0.22%	0.31%	0.38%	0.38%

Total available for sale securities:
Amortized cost	$—	$14,957	$57,614	$628,210	$700,781
Carrying value	—	14,990	57,749	626,105	698,844
Weighted-average yield	—	0.28%	0.39%	1.16%	1.07%

Index

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2013
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$157,580	$(1,150)	$22,940	$(386)	$180,520	$(1,536)
Non-agency CMOs	4,906	(556)	123,139	(12,596)	128,045	(13,152)
ARS municipal obligations	771	(100)	19,747	(1,168)	20,518	(1,268)
Total	$163,257	$(1,806)	$165,826	$(14,150)	$329,083	$(15,956)

	September 30, 2012
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$43,792	$(193)	$4,362	$(10)	$48,154	$(203)
Non-agency CMOs	—	—	146,591	(18,555)	146,591	(18,555)
ARS municipal obligations	98,497	(8,519)	—	—	98,497	(8,519)
ARS preferred securities	80,244	(1,760)	—	—	80,244	(1,760)
Total	$222,533	$(10,472)	$150,953	$(18,565)	$373,486	$(29,037)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS and CMOs. At September 30, 2013, of the 35 of our U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, 23 were in a continuous unrealized loss position for less than 12 months and 12 were for 12 months or more.  We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

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

The significant assumptions used in the cash flow analysis of non-agency CMOs are as follows:

	September 30, 2013
	Range	Weighted- average (1)
Default rate	0% - 28.6%	9.42%
Loss severity	0% - 76.6%	43.14%
Prepayment rate	1.7% - 47.0%	10.67%

(1)	Represents the expected activity for the next twelve months.

Index

At September 30, 2013, 24 of the 25 non-agency CMOs were in a continuous unrealized loss position; 22 of which were in that position for 12 months or more and two were in a continuous unrealized loss position for less than 12 months. Based on the expected cash flows derived from the model utilized in our analysis, we expect to recover all unrealized losses not already recorded in earnings on our non-agency CMOs. However, it is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in the cash flows expected to be collected on these securities and potential future OTTI losses. As residential mortgage loans are the underlying collateral of these securities, the unrealized losses at September 30, 2013 reflect the uncertainty in the markets.

ARS

Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them. Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired as we have the ability and intent to hold these securities to maturity.

Within our municipal ARS holdings, we hold Jefferson County, Alabama Limited Obligation School Warrants ARS (“Jeff Co. Schools ARS”) and Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS (“Jeff Co. Sewers ARS”).  In the prior fiscal year, Jefferson County, Alabama filed a voluntary petition for relief under Chapter 9 of the U.S. Bankruptcy Code in the U.S. District Court for the Northern District of Alabama; this proceeding is on-going. As of September 30, 2013, there is no impairment of the Jeff Co. Schools ARS or the Jeff Co. Sewers ARS since the fair value of such securities exceed their cost.

During the year ended September 30, 2012, unrealized losses arose for both the Jeff Co. Schools ARS and the Jeff Co. Sewers ARS based upon a decrease in the fair values of these securities.  Based upon the available information as of September 30, 2012, we prepared cash flow forecasts for the purpose of determining the amount of any OTTI related to credit losses. Refer to the table in the following section for the amount of OTTI related to credit losses which we determined regarding these ARS holdings.

As of September 30, 2013, there is no potential impairment within the ARS preferred securities since the fair values of such securities exceed their cost.

As of September 30, 2012, the fair value of certain ARS preferred securities were less than their cost, indicating a potential impairment. Accordingly, we analyzed the credit ratings associated with each security as an indicator of potential credit impairment, and including subsequent ratings changes, we determined that all of the ARS preferred securities were rated investment grade by at least one rating agency at such time. Given that these ARS are by their design variable rate securities tied to short-term interest rates, decreases in projected future short-term interest rates have a negative impact on projected cash flows, and potentially a negative impact on the fair value. The unrealized losses at September 30, 2012 were primarily due to a decrease in projected future short-term interest rates at such time, which resulted in a lower fair value. We expect to recover the entire amortized cost basis of the ARS preferred securities we hold. At September 30, 2012, we concluded that none of the OTTI within our portfolio of ARS preferred securities related to credit losses.

Other-than-temporarily impaired securities

Although there is no intent to sell either our ARS or our non-agency CMOs and it is not more likely than not that we will be required to sell these securities, we do not expect to recover the entire amortized cost basis of certain securities within these portfolios.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available for sale securities are as follows:

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Amount related to credit losses on securities we held at the beginning of the year	$27,581	$22,306	$18,816
Additions to the amount related to credit loss for which an OTTI was not previously recognized	—	1,409	240
Decreases to the amount related to credit loss for securities sold during the year	—	—	(6,744)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	636	3,866	9,994
Amount related to credit losses on securities we held at the end of the year	$28,217	$27,581	$22,306

Index

NOTE 8 - RECEIVABLES FROM AND PAYABLES TO BROKERAGE CLIENTS

Receivables from brokerage clients

Receivables from brokerage clients include amounts arising from normal cash and margin transactions and fees receivable. Margin receivables are collateralized by securities owned by brokerage clients. Such collateral is not reflected in the accompanying consolidated financial statements. The amount receivable from clients is as follows:

	September 30,
	2013	2012
	(in thousands)
Brokerage client receivables	$1,983,402	$2,067,207
Allowance for doubtful accounts	(62)	(90)
Brokerage client receivables, net	$1,983,340	$2,067,117

Payables to brokerage clients

Payables to brokerage clients include brokerage client funds on deposit awaiting reinvestment. The following table presents a summary of such payables:

	September 30,
	2013	2012
Brokerage client payables:	(in thousands)
Interest bearing	$5,457,107	$4,299,640
Non-interest bearing	485,736	285,016
Total brokerage client payables	$5,942,843	$4,584,656

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

Index

The following table presents the balances for both the held for sale and held for investment loan portfolios as well as the associated percentage of each portfolio segment in RJ Bank’s total loan portfolio:

	September 30, 2013		September 30, 2012		September 30, 2011
	Balance	%	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	$110,292	1%	$160,515	2%	$102,236	2%
Loans held for investment:
Domestic:
C&I loans	4,439,668	50%	4,553,061	55%	3,987,122	59%
CRE construction loans	38,964	—	26,360	1%	29,087	—
CRE loans	1,075,986	12%	828,414	10%	742,889	11%
Residential mortgage loans	1,743,787	20%	1,690,465	21%	1,754,925	26%
Consumer loans	554,210	6%	350,770	4%	7,438	—
Foreign:
C&I loans	806,337	9%	465,770	6%	113,817	2%
CRE construction loans	21,876	—	23,114	—	—	—
CRE loans	207,060	2%	108,036	1%	—	—
Residential mortgage loans	1,863	—	1,521	—	1,561	—
Consumer loans	1,595	—	1,725	—	—	—
Total loans held for investment	8,891,346		8,049,236		6,636,839
Net unearned income and deferred expenses	(43,936)		(70,698)		(45,417)
Total loans held for investment, net(1)	8,847,410		7,978,538		6,591,422

Total loans held for sale and investment	8,957,702	100%	8,139,053	100%	6,693,658	100%
Allowance for loan losses	(136,501)		(147,541)		(145,744)
Bank loans, net	$8,821,201		$7,991,512		$6,547,914

	September 30, 2010		September 30, 2009
	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	6,114	—	$40,484	1%
Loans held for investment:
Domestic:
C&I loans	3,173,093	51%	3,030,575	45%
CRE construction loans	65,512	1%	163,951	2%
CRE loans	937,669	15%	1,080,160	16%
Residential mortgage loans	2,013,681	32%	2,395,080	35%
Consumer loans	23,940	—	22,816	—
Foreign:
C&I loans	59,630	1%	49,341	1%
Residential mortgage loans	1,650	—	1,915	—
Total loans held for investment	6,275,175		6,743,838
Net unearned income and deferred expenses	(39,276)		(40,077)
Total loans held for investment, net(1)	6,235,899		6,703,761

Total loans held for sale and investment	6,242,013	100%	6,744,245	100%
Allowance for loan losses	(147,084)		(150,272)
Bank loans, net	$6,094,929		$6,593,973

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

Index

RJ Bank originated or purchased $1.3 billion, $903.2 million and $354.9 million of loans held for sale for the years ended September 30, 2013, 2012 and 2011, respectively.  There were proceeds from the sale of held for sale loans of $300.2 million, $183.6 million and $93.2 million for the years ended September 30, 2013, 2012 and 2011, respectively, resulting in net gains of $3.6 million, $1.7 million and $830 thousand, respectively.  Unrealized losses recorded in the Consolidated Statements of Income and Comprehensive Income to reflect the loans held for sale at the lower of cost or market value were $2.9 million, $1.2 million and $719 thousand for the years ended September 30, 2013, 2012 and 2011, respectively.

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	Year ended September 30,
	2013		2012			2011
	Purchases	Sales	Purchases		Sales	Purchases	Sales

C&I loans	$358,309	$176,186	$470,859	(1)	$85,090	$156,475	$57,209
CRE construction loans	—	—	31,074	(1)	—	—	—
CRE loans	5,048	—	121,245	(1)	—	2,630	—
Residential mortgage loans	26,618	—	38,220		—	91,745	—
Consumer loans	—	—	185,026	(2)	—	—	—
Total	$389,975	$176,186	$846,424		$85,090	$250,850	$57,209

(1)
Includes a total of $367 million for a Canadian loan portfolio purchased during the year ended September 30, 2012, which was comprised of $219 million C&I, $31 million of CRE construction and $117 million of CRE loans.

(2)	Represents loans primarily secured by the borrower’s marketable securities.

Index

The following table presents the comparative data for nonperforming loans held for investment and total nonperforming assets:

	As of September 30,
	2013	2012	2011	2010	2009
	($ in thousands)
Nonaccrual loans:
C&I loans	$89	$19,517	$25,685	$—	$—
CRE loans	25,512	8,404	15,842	67,071	73,961
Residential mortgage loans:
First mortgage loans	75,889	78,372	90,992	80,754	54,986
Home equity loans/lines	468	367	67	71	111
Total nonaccrual loans	101,958	106,660	132,586	147,896	129,058

Accruing loans which are 90 days past due:
CRE loans	—	—	—	830	12,461
Residential mortgage loans:
First mortgage loans	—	—	690	5,098	16,863
Home equity loans/lines	—	—	47	159	—
Total accruing loans which are 90 days past due	—	—	737	6,087	29,324
Total nonperforming loans	101,958	106,660	133,323	153,983	158,382

Real estate owned and other repossessed assets, net:
CRE	—	4,902	7,707	19,486	4,646
Residential:
First mortgage	2,434	3,316	6,852	8,439	4,045
Home equity	—	—	13	—	—
Total	2,434	8,218	14,572	27,925	8,691
Total nonperforming assets, net	$104,392	$114,878	$147,895	$181,908	$167,073
Total nonperforming assets, net as a % of RJ Bank total assets	0.99%	1.18%	1.64%	2.48%	2.10%

The table of nonperforming assets above excludes $10.2 million, $12.9 million, $10.3 million, $8.2 million, and $1.3 million as of September 30, 2013, 2012, 2011, 2010, and 2009 respectively, of residential TDRs which were returned to accrual status in accordance with our policy.

As of September 30, 2013 and 2012, RJ Bank had no outstanding commitments to lend on nonperforming loans.

The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $3.2 million, $4.3 million and $5.1 million for the years ended September 30, 2013, 2012 and 2011, respectively.  The interest income recognized on nonperforming loans was $1.5 million, $1.8 million and $1.2 million for the years ended September 30, 2013, 2012 and 2011, respectively.

Index

The following table presents an analysis of the payment status of loans held for investment:

	30-59 days	60-89 days	90 days or more	Total past due	Current (1)	Total loans held for investment (2)
	(in thousands)
As of September 30, 2013:
C&I loans	$135	$—	$—	$135	$5,245,870	$5,246,005
CRE construction loans	—	—	—	—	60,840	60,840
CRE loans	—	—	17	17	1,283,029	1,283,046
Residential mortgage loans:
First mortgage loans	4,756	2,068	43,004	49,828	1,673,619	1,723,447
Home equity loans/lines	—	—	372	372	21,831	22,203
Consumer loans	—	—	—	—	555,805	555,805
Total loans held for investment, net	$4,891	$2,068	$43,393	$50,352	$8,840,994	$8,891,346

As of September 30, 2012:
C&I loans	$222	$—	$—	$222	$5,018,609	$5,018,831
CRE construction loans	—	—	—	—	49,474	49,474
CRE loans	—	—	4,960	4,960	931,490	936,450
Residential mortgage loans:
First mortgage loans	7,239	3,037	49,476	59,752	1,607,156	1,666,908
Home equity loans/lines	88	250	—	338	24,740	25,078
Consumer loans	—	—	—	—	352,495	352,495
Total loans held for investment, net	$7,549	$3,287	$54,436	$65,272	$7,983,964	$8,049,236

(1)	Includes $55.5 million and $48.6 million of nonaccrual loans at September 30, 2013 and 2012, respectively, which are performing pursuant to their contractual terms.

(2)	Excludes any net unearned income and deferred expenses.

The following table provides a summary of RJ Bank’s impaired loans:

	September 30, 2013			September 30, 2012
	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
	(in thousands)
Impaired loans with allowance for loan losses:(1)
C&I loans	$—	$—	$—	$19,517	$30,314	$5,232
CRE loans	17	26	1	18	26	1
Residential mortgage loans:
First mortgage loans	52,624	77,240	6,646	70,985	106,384	9,214
Home equity loans/lines	36	74	4	128	128	42
Total	52,677	77,340	6,651	90,648	136,852	14,489

Impaired loans without allowance for loan losses:(2)
C&I loans	89	94	—	—	—	—
CRE loans	25,495	45,229	—	8,386	18,440	—
Residential - first mortgage loans	21,445	32,617	—	9,247	15,354	—
Total	47,029	77,940	—	17,633	33,794	—
Total impaired loans	$99,706	$155,280	$6,651	$108,281	$170,646	$14,489

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

Index

The preceding table includes $2.2 million CRE, and $36.6 million residential first mortgage TDRs at September 30, 2013.  In addition, the preceding table includes $1.7 million C&I, $3.4 million CRE, $26.7 million residential first mortgage and $128 thousand residential home equity TDRs at September 30, 2012.

The average balance of the total impaired loans and the related interest income recognized in the Consolidated Statements of Income and Comprehensive Income are as follows:

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Average impaired loan balance:
C&I loans	$15,398	$10,196	$8,673
CRE loans	13,352	11,902	38,542
Residential mortgage loans:
First mortgage loans	77,511	86,854	85,863
Home equity loans/lines	93	138	142
Total	$106,354	$109,090	$133,220

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$1,644	$1,397	$955
Home equity loans/lines	—	4	5
Total	$1,644	$1,401	$960

During the years ended September 30, 2013, 2012, and 2011, RJ Bank granted concessions to borrowers having financial difficulties, for which the resulting modification was deemed a TDR.  All of the concessions granted for first mortgage residential loans were generally interest rate reductions, interest capitalization, principal forbearance, amortization and maturity date extensions, and, for the current fiscal year, release of liability ordered under chapter 7 bankruptcy not reaffirmed by the borrower.  The concessions granted for the C&I and CRE loans were generally interest rate reductions and the release of guarantor liabilities. The table below presents the TDRs that occurred during the respective periods presented:

	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	($ in thousands)
Year ended September 30, 2013:
Residential – first mortgage loans	56	$13,270	$13,551

Year ended September 30, 2012:
Residential – first mortgage loans	20	$5,875	$6,283

Year ended September 30, 2011:
C&I loans	1	$12,450	$12,034
CRE loans	1	9,226	9,226
Residential – first mortgage loans	25	8,027	8,457
Total	27	$29,703	$29,717

During the years ended September 30, 2013, 2012, and 2011, there were two, five, and two residential first mortgage TDRs, respectively, with recorded investments of $291 thousand, $1.2 million, and $559 thousand, respectively, for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default.

As of September 30, 2013 and 2012, RJ Bank had no outstanding commitments on TDRs.

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

RJ Bank’s credit quality of its held for investment loan portfolio is as follows:

				Residential mortgage
	C&I	CRE construction	CRE	First mortgage	Home equity	Consumer	Total
	(in thousands)
September 30, 2013:
Pass	$5,012,786	$60,840	$1,257,130	$1,627,090	$21,582	$555,805	$8,535,233
Special mention (1)	139,159	—	195	18,912	150	—	158,416
Substandard (1)	94,060	—	23,524	77,446	470	—	195,500
Doubtful (1)	—	—	2,197	—	—	—	2,197
Total	$5,246,005	$60,840	$1,283,046	$1,723,448	$22,202	$555,805	$8,891,346

September 30, 2012:
Pass	$4,777,738	$49,474	$806,427	$1,564,257	$24,505	$352,495	$7,574,896
Special mention (1)	179,044	—	59,001	22,606	206	—	260,857
Substandard (1)	60,323	—	67,578	80,045	367	—	208,313
Doubtful (1)	1,726	—	3,444	—	—	—	5,170
Total	$5,018,831	$49,474	$936,450	$1,666,908	$25,078	$352,495	$8,049,236

(1)	Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

The credit quality of RJ Bank’s performing residential first mortgage loan portfolio is additionally assessed utilizing updated LTV ratios.  RJ Bank further segregates all of its performing residential first mortgage loan portfolio by LTV ratio with higher reserve percentages allocated to the higher LTV loans.  Current LTVs are updated using the most recently available information (generally on a one quarter lag) and are estimated based on the initial appraisal obtained at the time of origination, adjusted using relevant market indices for housing price changes that have occurred since origination.  The value of the homes could vary from actual market values due to change in the condition of the underlying property, variations in housing price changes within current valuation indices and other factors.

Index

The table below presents the most recently available update of the performing residential first mortgage loan portfolio summarized by current LTV. The amounts in the table represent the entire loan balance:

Balance(1)
(in thousands)
LTV range:
LTV less than 50%	$380,480
LTV greater than 50% but less than 80%	670,647
LTV greater than 80% but less than 100%	276,525
LTV greater than 100%, but less than 120%	83,970
LTV greater than 120% but less than 140%	20,469
LTV greater than 140%	4,070
Total	$1,436,161

(1)	Excludes loans that have full repurchase recourse for any delinquent loans.

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

		Loans held for investment
	Loans held for sale	C&I	CRE construction	CRE	Residential mortgage	Consumer	Total
	(in thousands)
Year ended September 30, 2013:
Balance at beginning of year:	$—	$92,409	$739	$27,546	$26,138	$709	$147,541
(Benefit) provision for loan losses	—	4,505	273	(301)	(2,540)	628	2,565
Net charge-offs:
Charge-offs	—	(813)	—	(9,599)	(6,771)	(254)	(17,437)
Recoveries	—	117	—	1,680	2,299	32	4,128
Net charge-offs	—	(696)	—	(7,919)	(4,472)	(222)	(13,309)
Foreign exchange translation adjustment	—	(224)	(12)	(60)	—	—	(296)
Balance at September 30, 2013	$—	95,994	1,000	19,266	19,126	1,115	136,501

Year ended September 30, 2012:
Balance at beginning of year:	$5	$81,267	$490	$30,752	$33,210	$20	$145,744
(Benefit) provision for loan losses	(5)	21,543	242	(2,305)	5,655	764	25,894
Net charge-offs:
Charge-offs	—	(10,486)	—	(2,000)	(15,270)	(96)	(27,852)
Recoveries	—	—	—	1,074	2,543	21	3,638
Net charge-offs	—	(10,486)	—	(926)	(12,727)	(75)	(24,214)
Foreign currency translation adjustment	—	85	7	25	—	—	117
Balance at September 30, 2012	$—	$92,409	$739	$27,546	$26,138	$709	$147,541

Year ended September 30, 2011:
Balance at beginning of year:	$23	$60,464	$4,473	$47,771	$34,297	$56	$147,084
(Benefit) provision for loan losses	(18)	21,261	(3,983)	(3,485)	19,670	210	33,655
Net charge-offs:
Charge-offs	—	(458)	—	(15,204)	(22,501)	(255)	(38,418)
Recoveries	—	—	—	1,670	1,744	9	3,423
Net charge-offs	—	(458)	—	(13,534)	(20,757)	(246)	(34,995)
Balance at September 30, 2011	$5	$81,267	$490	$30,752	$33,210	$20	$145,744

Index

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

	Loans held for investment
	C&I	CRE construction	CRE	Residential mortgage	Consumer	Total
	(in thousands)
September 30, 2013:
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$1	$2,379	$—	$2,380
Collectively evaluated for impairment	95,994	1,000	19,265	16,747	1,115	134,121
Total allowance for loan losses	$95,994	$1,000	$19,266	$19,126	$1,115	$136,501

Recorded investment:(1)
Individually evaluated for impairment	$89	$—	$25,512	$36,648	$—	$62,249
Collectively evaluated for impairment	5,245,916	60,840	1,257,534	1,709,002	555,805	8,829,097
Total recorded investment	$5,246,005	$60,840	$1,283,046	$1,745,650	$555,805	$8,891,346

September 30, 2012:
Allowance for loan losses:
Individually evaluated for impairment	$5,232	$—	$1	$3,157	$—	$8,390
Collectively evaluated for impairment	87,177	739	27,545	22,981	709	139,151
Total allowance for loan losses	$92,409	$739	$27,546	$26,138	$709	$147,541

Recorded investment:(1)
Individually evaluated for impairment	$19,517	$—	$8,404	$26,851	$—	$54,772
Collectively evaluated for impairment	4,999,314	49,474	928,046	1,665,135	352,495	7,994,464
Total recorded investment	$5,018,831	$49,474	$936,450	$1,691,986	$352,495	$8,049,236

(1)	Excludes any net unearned income and deferred expenses.

RJ Bank had no recorded investment in loans acquired with deteriorated credit quality as of either September 30, 2013 or 2012.

The reserve for unfunded lending commitments, included in trade and other payables on our Consolidated Statements of Financial Condition was $9.3 million at each of September 30, 2013 and 2012.

Index

NOTE 10 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets include the following:

	September 30,
	2013	2012
	(in thousands)

Investments in company-owned life insurance (1)	$244,921	$188,631
Investment in FHLB stock	12,125	13,192
Investment in FRB stock	21,300	21,300
Prepaid expenses	77,765	97,033
Low-income housing tax credit fund financing asset (2)	33,670	41,588
Indemnification asset (3)	171,135	197,898
Other assets	50,509	45,924
Prepaid expenses and other assets	$611,425	$605,566

(1)	As of September 30, 2013, we own life insurance policies with a cumulative face value of $785.1 million.

(2)
In a prior year, we sold an investment in a low-income housing tax credit fund and we guaranteed the return on investment to the purchaser. As a result of this guarantee obligation, we are the primary beneficiary of the fund (see Note 11 for further information regarding the consolidation of this fund) and we have accounted for this transaction as a financing. As a financing transaction, we continue to account for the asset transferred to the purchaser, and maintain a related liability corresponding to our obligations under the guarantee. As the benefits are delivered to the purchaser of the investment, this financing asset and the related liability decrease. A related financing liability in the amount of $33.7 million and $41.7 million is included in trade and other payables on our Consolidated Statements of Financial Condition as of September 30, 2013 and 2012, respectively. See Note 20 for further discussion of our obligations under the guarantee.

(3)
The indemnification asset primarily pertains to legal matters for which Regions has indemnified RJF in connection with our acquisition of Morgan Keegan. The liabilities related to such matters are included in trade and other payables on our Consolidated Statements of Financial Condition. See Notes 3 and 20 for additional information.

NOTE 11 – VARIABLE INTEREST ENTITIES

A VIE requires consolidation by the entity’s primary beneficiary. We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary. See the “Evaluation of VIE’s to determine whether consolidation is required” section of Note 2 for a discussion of our principal involvement with the VIE’s and a summary of our accounting policies regarding our evaluations of VIE’s to determine whether we hold a variable interest and whether we are deemed to be the primary beneficiary of any VIE’s in which we hold an interest.

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

	Aggregate assets (1)	Aggregate liabilities (1)
	(in thousands)
September 30, 2013
LIHTC Funds	$208,634	$78,055
Guaranteed LIHTC Fund (2)	81,712	—
Restricted Stock Trust Fund	13,075	6,710
EIF Funds	7,588	—
Total	$311,009	$84,765

September 30, 2012
LIHTC Funds	$234,592	$97,217
Guaranteed LIHTC Fund (2)	85,332	2,208
Restricted Stock Trust Fund	15,387	7,508
EIF Funds	15,736	—
Total	$351,047	$106,933

(1)
Aggregate assets and aggregate liabilities differ from the consolidated carrying value of assets and liabilities due to the elimination of intercompany assets and liabilities held by the consolidated VIE.

(2)
In connection with one of the multi-investor tax credit funds in which RJTCF is the managing member, RJTCF has guaranteed the investor members’ return on their investment in the fund (the “Guaranteed LIHTC Fund”). See Note 10 for information regarding the financing asset associated with this fund, and see Note 20 for additional information regarding this commitment.

The following table presents information about the carrying value of the assets, liabilities and equity of the VIEs which we consolidate and are included within our Consolidated Statements of Financial Condition. The noncontrolling interests presented in this table represent the portion of these net assets which are not ours.

	September 30,
	2013	2012
	(in thousands)
Assets:
Assets segregated pursuant to regulations and other segregated assets	$11,857	$14,230
Receivables, other	5,763	5,273
Investments in real estate partnerships held by consolidated variable interest entities	272,096	299,611
Trust fund investment in RJF common stock (1)	13,073	15,387
Prepaid expenses and other assets	8,230	16,297
Total assets	$311,019	$350,798

Liabilities and equity:
Trade and other payables	$1,428	$2,804
Intercompany payables	6,390	8,603
Loans payable of consolidated variable interest entities (2)	62,938	81,713
Total liabilities	70,756	93,120
RJF equity	6,175	6,105
Noncontrolling interests	234,088	251,573
Total equity	240,263	257,678
Total liabilities and equity	$311,019	$350,798

(1)	Included in treasury stock in our Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans (see Note 16 for additional information).

Index

The following table presents information about the net income (loss) of the VIEs which we consolidate, and is included within our Consolidated Statements of Income and Comprehensive Income. The noncontrolling interests presented in this table represent the portion of the net loss from these VIEs which is not ours.

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Revenues:
Interest	$4	$3	$2
Other	3,538	3,944	5,385
Total revenues	3,542	3,947	5,387
Interest expense	3,959	5,032	6,049
Net revenues (expense)	(417)	(1,085)	(662)

Non-interest expenses	27,292	25,207	18,670
Net loss including noncontrolling interests	(27,709)	(26,292)	(19,332)
Net loss attributable to noncontrolling interests	(27,779)	(26,860)	(17,988)
Net income (loss) attributable to RJF	$70	$568	$(1,344)

Low-income housing tax credit funds

RJTCF is the managing member or general partner in approximately 84 separate low-income housing tax credit funds having one or more investor members or limited partners, 75 of which are determined to be VIEs and nine of which are determined not to be VIEs.   RJTCF has concluded that it is the primary beneficiary of eight of the 74 non-guaranteed LIHTC Fund VIEs and accordingly, consolidates these funds.  One of the non-guaranteed LIHTC Funds previously consolidated was liquidated during the year ended September 30, 2013. In addition, RJTCF consolidates the one Guaranteed LIHTC Fund VIE it sponsors. See Note 20 for further discussion of the guarantee obligation as well as other RJTCF commitments. RJTCF also consolidates four of the funds it determines not to be VIEs.

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

Other real estate limited partnerships and LLCs

We have a variable interest in several limited partnerships involved in various real estate activities in which a subsidiary is either the general partner or a limited partner. In addition, RJ Bank may have a variable interest in LLCs involved in foreclosure or obtaining deeds in lieu of foreclosure, as well as the disposal of the collateral associated with impaired syndicated loans. As discussed in Note 2, we have determined that we are not the primary beneficiary of these VIEs. Accordingly, we do not consolidate these partnerships or LLCs. The carrying value of our investment in these partnerships or LLCs represents our risk of loss.

Index

Aggregate assets, liabilities and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but concluded we are not the primary beneficiary, are provided in the table below.

	September 30, 2013			September 30, 2012
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
LIHTC Funds	$2,532,457	$762,346	$14,387	$2,198,049	$844,597	$22,501
NMTC Funds	140,499	278	13	140,680	209	13
Other Real Estate Limited Partnerships and LLCs	30,240	35,512	212	31,107	35,512	1,145
Total	$2,703,196	$798,136	$14,612	$2,369,836	$880,318	$23,659
VIEs where we hold a variable interest but we are not required to consolidate

The aggregate assets, liabilities, and our exposure to loss from Managed Funds in which we hold a variable interest are provided in the table below:

	September 30, 2013			September 30, 2012
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
Managed Funds	$56,321	$1,415	$202	$9,700	$1,689	$296

NOTE 12 - PROPERTY AND EQUIPMENT

	September 30,
	2013	2012
	(in thousands)
Land	$20,104	$19,754
Construction in process	707	6,782
Software	131,115	117,604
Buildings, leasehold and land improvements	235,239	204,593
Furniture, fixtures, and equipment	200,055	182,168
	587,220	530,901
Less: Accumulated depreciation and amortization	(342,804)	(299,706)
Total property and equipment, net	$244,416	$231,195

NOTE 13 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The following are our goodwill and net identifiable intangible asset balances as of the dates indicated:

	September 30,
	2013	2012
	(in thousands)
Goodwill	$295,486	$300,111
Identifiable intangible assets, net	65,978	61,135
Total goodwill and identifiable intangible assets, net	$361,464	$361,246

Index

Goodwill

Our goodwill results from our fiscal year 1999 acquisition of Roney & Co. (now part of RJ&A), our fiscal year 2001 acquisition of Goepel McDermid, Inc. (now RJ Ltd.), our April 1, 2011 acquisition of Howe Barnes, our April 4, 2011 acquisition of a controlling interest in RJES (as discussed more fully below, this goodwill was determined to be impaired in fiscal year 2013), and our April 2, 2012 acquisition of Morgan Keegan (see Note 3 for additional information regarding this acquisition).

The following summarizes our goodwill by segment, along with the balance and activity for the years indicated:

	Segment
	Private client group	Capital markets	Total
	(in thousands)
Goodwill at September 30, 2011	$48,097	$23,827	$71,924
Additions (1)	125,220	102,967	228,187
Impairment losses	—	—	—
Goodwill at September 30, 2012	$173,317	$126,794	$300,111
Adjustments to prior year additions (2)	1,267	1,041	2,308
Impairment losses (3)	—	(6,933)	(6,933)
Goodwill at September 30, 2013	$174,584	$120,902	$295,486

(1)	Additions are directly attributable to the acquisition of Morgan Keegan (see Notes 1 and 3 for additional information).

(2)
The goodwill adjustment arose during the quarter ended December 31, 2012 from a change in a tax election pertaining to whether assets acquired and liabilities assumed are written-up to fair value for tax purposes. This election is made on an entity-by-entity basis, and during the period indicated, our assumption regarding whether we would make such election changed for one of the Morgan Keegan entities we acquired. The offsetting balance associated with this adjustment to goodwill was the net deferred tax asset.

(3)
The impairment expense in the year ended September 30, 2013 is associated with the RJES reporting unit. We concluded the goodwill associated with this reporting unit to be completely impaired during the quarter ended March 31, 2013. Since we did not own 100% of RJES as of the goodwill impairment testing date, for the year ended September 30, 2013 the effect of this impairment expense on the pre-tax income attributable to Raymond James Financial, Inc. is approximately $4.6 million and the portion of the impairment expense attributable to the noncontrolling interests is approximately $2.3 million.

Goodwill is subject to an evaluation of potential impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. We performed our annual goodwill impairment testing as of December 31, 2012. We elected to not exercise the option to perform a qualitative assessment, but instead to perform a quantitative assessment of the equity value of each reporting unit that includes an allocation of goodwill. In our determination of the reporting unit fair value of equity, we used a combination of the income approach and the market approach. Under the income approach, we used discounted cash flow models applied to each respective reporting unit. Under the market approach, we calculated an estimated fair value based on a combination of multiples of earnings of guideline companies in the brokerage and capital markets industry that are publicly traded on organized exchanges, and the book value of comparable transactions. The estimated fair value of the equity of the reporting unit resulting from each of these valuation approaches was dependent upon the estimates of future business unit revenues and costs, such estimates were subject to critical assumptions regarding the nature and health of financial markets in future years as well as the discount rate to apply to the projected future cash flows. In estimating future cash flows, a balance sheet as of the test date and a statement of operations for the last twelve months of activity for each reporting unit (or for the nine month period since the Closing Date for Morgan Keegan reporting units) were compiled. Future balance sheets and statements of operations were then projected, and estimated future cash flows were determined by the combination of these projections. The cash flows were discounted at the reporting units estimated cost of equity which was derived through application of the capital asset pricing model. The valuation result from the market approach was dependent upon the selection of the comparable guideline companies and transactions and the earnings multiple applied to each respective reporting units’ projected earnings. Finally, significant management judgment was applied in determining the weight assigned to the outcome of the market approach and the income approach, which resulted in one single estimate of the fair value of the equity of the reporting unit.

Index

The following summarizes certain key assumptions utilized in our quantitative analysis as of December 31, 2012:

			Key assumptions
					Weight assigned to the outcome of:
Segment	Reporting unit	Goodwill as of the impairment testing date (in thousands)	Discount rate used in the income approach	Multiple applied to revenue/EPS in the market approach	Income approach	Market approach
Private client group:	MK & Co. - PCG	$126,486	14%	0.5x/10.0x	50%	50%
	RJ&A - PCG	31,954	13%	0.5x/13.5x	50%	50%
	RJ Ltd. - PCG	16,144	18%	1.0x/12.0x	50%	50%
		$174,584

Capital markets:	RJ&A - fixed income	$77,325	14%	1.0x/9.0x	50%	50%
	RJ Ltd. - equity capital markets	16,893	20%	1.1x/11.0x	50%	50%
	MK & Co. - fixed income	13,646	16%	0.9x/8.0x	50%	50%
	RJ&A - equity capital markets	13,038	15%	0.3x/7.0x	50%	50%
		120,902
Total		$295,486

The assumptions and estimates utilized in determining the fair value of reporting unit equity are sensitive to changes, including, but not limited to, a decline in overall market conditions, adverse business trends and changes in regulations.

Based upon the outcome of our quantitative assessments as of December 31, 2012, we concluded that the goodwill associated with RJES, a joint venture based in Paris, France that we hold a controlling interest in, was completely impaired. The impairment expense recorded in the year ended September 30, 2013 of $6.9 million is included in other expense on our Consolidated Statements of Income and Comprehensive Income. Since we did not own 100% of RJES as of the annual testing date, our share of this impairment expense after consideration of the noncontrolling interests amounts to $4.6 million. RJES is an entity that provides research coverage on European corporations as well as having sales and trading operations. The decline in value of RJES is primarily due to the continuing economic slowdown experienced in Europe which has had a negative impact on the financial services entities operating therein, as well as certain management decisions that were made during the quarter ended March 31, 2013 which impact RJES’ operating plans on a going forward basis. In April 2013, we purchased all of the outstanding equity in RJES that was held by others, thus we now have sole control over RJES.

There was no goodwill impairment in any other reporting unit.

In mid-February 2013, the client accounts and financial advisors of MK & Co. were transferred to RJ&A pursuant to our Morgan Keegan acquisition integration strategies. As a result, certain RJ&A and MK & Co. reporting units which have an allocation of both private client group as well as capital markets goodwill, were combined. We assessed whether these transfers, which occurred after our annual goodwill impairment testing date, could change our conclusions regarding no impairment of goodwill in the reporting units effected by the transfers. Based upon our qualitative analysis related to those reporting units, we concluded that it was more likely than not that the fair value of the combined reporting units equity exceeds the combined reporting units’ carrying value including goodwill after the effect of such transfers.

The change in our reportable segments, which was effective as of September 30, 2013 (see Notes 1 and 28 for additional information), did not cause us to update the annual impairment testing we performed as the reporting units which were impacted by this change do not have an allocation of goodwill.

No other events have occurred since December 31, 2012 that would cause us to update the annual impairment testing we performed as of that date.

Index

Identifiable intangible assets, net

The following summarizes our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the years indicated:

	Segment
	Private client group	Capital markets	Asset management		RJ Bank		Total
	(in thousands)
Net identifiable intangible assets as of September 30, 2010	$397	$2,019	$—		$—		$2,416
Additions	—	—	—		—		—
Amortization expense	(187)	(1,186)	—		—		(1,373)
Impairment losses	—	—	—		—		—
Net identifiable intangible assets as of September 30, 2011	$210	$833	$—		$—		$1,043
Additions (1)	10,000	55,000	—		—		65,000
Amortization expense	(381)	(4,527)	—		—		(4,908)
Impairment losses	—	—	—		—		—
Net identifiable intangible assets as of September 30, 2012	$9,829	$51,306	$—		$—		$61,135
Additions	—	—	13,329	(2)	1,085	(3)	14,414
Amortization expense	(638)	(7,832)	(1,000)		(101)		(9,571)
Impairment losses	—	—	—		—		—
Net identifiable intangible assets as of September 30, 2013	$9,191	$43,474	$12,329		$984		$65,978

(1)	The additions are directly attributable to the identified intangible assets associated with the Morgan Keegan acquisition, see Note 3 for further information regarding the acquisition.

(2)
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

(3)	The additions are the result of mortgage servicing rights held by RJ Bank. The estimated useful life associated with this addition is approximately 10 years.

Identifiable intangible assets by type are presented below:

	September 30, 2013		September 30, 2012
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
	(in thousands)
Customer relationships	$65,957	$(8,663)	$52,628	$(3,060)
Trade name	2,000	(2,000)	2,000	(1,000)
Developed technology	11,000	(3,300)	11,000	(1,100)
Non-compete agreements	1,000	(1,000)	1,000	(333)
Mortgage servicing rights	1,085	(101)	—	—
Total	$81,042	$(15,064)	$66,628	$(5,493)

Index

Projected amortization expense associated with the identifiable intangible assets by fiscal year is as follows:

Fiscal year ended September 30,	(in thousands)
2014	$7,517
2015	7,427
2016	7,251
2017	6,144
2018	5,037
Thereafter	32,602
$65,978

NOTE 14 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit. The following table presents a summary of bank deposits including the weighted-average rate:

	September 30, 2013		September 30, 2012
	Balance	Weighted-average rate (1)	Balance	Weighted-average rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$7,003	0.01%	$4,588	0.01%
Demand deposits (non-interest-bearing)	8,555	—	44,800	—
Savings and money market accounts	8,966,439	0.02%	8,231,446	0.04%
Certificates of deposit	313,374	1.96%	318,879	2.13%
Total bank deposits(2)	$9,295,371	0.09%	$8,599,713	0.12%

(1)	Weighted-average rate calculation is based on the actual deposit balances at September 30, 2013 and 2012, respectively.

(2)	Bank deposits exclude affiliate deposits of approximately $6 million and $1 million at September 30, 2013 and 2012, respectively.

RJ Bank’s savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”) administered by RJ&A.

Scheduled maturities of certificates of deposit are as follows:

	September 30, 2013		September 30, 2012
	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
	(in thousands)
Three months or less	$7,343	$8,540	$9,069	$7,195
Over three through six months	5,908	6,264	4,587	6,778
Over six through twelve months	9,459	13,976	12,414	16,339
Over one through two years	31,123	37,918	16,989	23,920
Over two through three years	33,404	27,873	32,043	38,074
Over three through four years	47,822	35,270	34,533	28,807
Over four through five years	36,574	11,900	50,647	37,484
Total	$171,633	$141,741	$160,282	$158,597

Index

Interest expense on deposits is summarized as follows:

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Certificates of deposit	$6,239	$6,501	$6,228
Money market, savings and NOW accounts	2,793	2,983	6,315
Total interest expense on deposits	$9,032	$9,484	$12,543

NOTE 15 – OTHER BORROWINGS

The following table details the components of other borrowings:

	September 30,
	2013	2012
	(in thousands)
Other borrowings:
Borrowings on secured lines of credit (1)	$84,076	$—
Borrowings on unsecured lines of credit (2)	—	—
Total other borrowings	$84,076	$—

(1)
Other than a $5 million borrowing outstanding on the New Regions Credit Agreement (as hereinafter defined) as of September 30, 2013, any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.

On November 14, 2012, a subsidiary of RJF (the “Borrower”) entered into a Revolving Credit Agreement (the “New Regions Credit Agreement”) with Regions Bank, an Alabama banking corporation (the “Lender”). The New Regions Credit Agreement provides for a revolving line of credit from the Lender to the Borrower and is subject to a guarantee in favor of the Lender provided by RJF. The proceeds from any borrowings under the line will be used for working capital and general corporate purposes. The obligations under the New Regions Credit Agreement are secured by, subject to certain exceptions, all of the present and future ARS owned by the Borrower (the “Pledged ARS”). The amount of any borrowing under the New Regions Credit Agreement cannot exceed the lesser of 70% of the value of the Pledged ARS, or $100 million. The maximum amount available to borrow under the New Regions Credit Agreement was $100 million as of September 30, 2013, the outstanding borrowings were $5 million on such date. The New Regions Credit Agreement bears interest at a variable rate which is 2.75% in excess of LIBOR. The New Regions Credit Agreement expires on April 2, 2015.

Immediately preceding the execution of the New Regions Credit Agreement, all outstanding balances on the credit agreement which had been entered into with Regions on April 2, 2012 as a result of the Morgan Keegan acquisition (the “Initial Regions Credit Agreement”) were paid to the Lender by the Borrowers and such agreement was terminated. See Note 17 for further discussion.

(2)	Any borrowings on unsecured lines of credit are day-to-day and are generally utilized for cash management purposes.

The interest rates for all of our U.S. and Canadian secured and unsecured financing facilities are variable and are based on the Fed Funds rate, LIBOR, or Canadian prime rate, as applicable. For the fiscal year ended September 30, 2013, interest rates on the U.S. facilities which were utilized during the year ranged from 0.21% to 2.25% (on a 360 days per year basis), and the interest rate on the Canadian facility was 2.25% (on a 360 days per year basis) when utilized from time-to-time throughout the year.

RJ Bank had no advances outstanding from the FHLB as of either September 30, 2013 or 2012.

As of September 30, 2013, there were other collateralized financings outstanding in the amount of $301 million.  As of September 30, 2012, there were other collateralized financings outstanding in the amount of $348 million. These other collateralized financings are included in securities sold under agreements to repurchase on the Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities.

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

VIEs’ loans payable are presented below:

	September 30,
	2013	2012
	(in thousands)
Current portion of loans payable	$19,061	$18,775
Long-term portion of loans payable	43,877	62,938
Total loans payable	$62,938	$81,713

The principal amount of the VIEs’ borrowing, based on their contractual terms, mature as follows:

Fiscal year ended September 30,	(in thousands)
2014	$19,061
2015	17,949
2016	13,331
2017	8,240
2018	3,668
Thereafter	689
Total	$62,938

Index

NOTE 17 – CORPORATE DEBT

The following summarizes our corporate debt:

	September 30,
	2013	2012
	(in thousands)
Mortgage notes payable (1)	$45,662	$49,309
4.25% senior notes, due 2016, net of unamortized discount of $255 thousand and $355 thousand at September 30, 2013 and 2012, respectively (2)	249,745	249,645
8.60% senior notes, due 2019, net of unamortized discount of $30 thousand and $35 thousand at September 30, 2013 and 2012, respectively (3)	299,970	299,965
5.625% senior notes, due 2024, net of unamortized discount of $869 thousand and $952 thousand at September 30, 2013 and 2012, respectively (4)	249,131	249,048
6.90% senior notes, due 2042 (5)	350,000	350,000
Other borrowings from banks (6)	—	128,256
RJES term loan(7)	—	2,870
Total corporate debt	$1,194,508	$1,329,093

(1)
Mortgage notes payable pertain to mortgage loans on our headquarters office complex. These mortgage loans are secured by land, buildings, and improvements with a net book value of $53.5 million at September 30, 2013.  These mortgage loans bear interest at 5.7% with repayment terms of monthly interest and principal debt service and have a January 2023 maturity.

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

(6)
The outstanding balance as of September 30, 2012, was comprised of the Initial Regions Credit Agreement. On November 14, 2012, the outstanding balance was repaid, the Initial Regions Credit Agreement was terminated and the New Regions Credit Agreement was executed (see Note 15 for additional information on the New Regions Credit Agreement secured line of credit).

(7)	The RJES term loan was paid in full in June 2013.

Index

Our corporate debt matures as follows, based upon its contractual terms:

Fiscal year ended September 30,	(in thousands)
2014	$3,530
2015	4,067
2016	254,050
2017	4,556
2018	4,823
Thereafter	923,482
Total	$1,194,508

NOTE 18 – DERIVATIVE FINANCIAL INSTRUMENTS

The significant accounting policies governing our derivative financial instruments, including our methodologies for determining fair value, are described in Note 2.

Derivatives arising from our fixed income business operations

In our pre-Morgan Keegan acquisition fixed income business, we entered into interest rate swaps and futures contracts either as part of our fixed income business to facilitate customer transactions, to hedge a portion of our trading inventory, or to a limited extent for our own account.   We have continued to conduct this business in a substantially similar fashion since the Closing Date of the Morgan Keegan acquisition. The majority of these derivative positions are executed in the over-the-counter market with financial institutions. We hereinafter refer to the derivative instruments arising from these operations as our over-the-counter derivatives operations (or “OTC Derivatives Operations”).

Cash flows related to the interest rate contracts arising from the OTC Derivative Operations, are included as operating activities (the “trading instruments, net” line) on the Consolidated Statements of Cash Flows.

Matched book derivatives arising from Morgan Keegan’s legacy business operations

Prior to the Closing Date, Morgan Keegan facilitated derivative transactions through non-broker-dealer subsidiaries previously defined herein as RJSS. We have continued to conduct this business in a substantially similar fashion since the Closing Date. In these operations, we do not use derivative instruments for trading or hedging purposes. RJSS enters into derivative transactions (primarily interest rate swaps) with customers. For every derivative transaction RJSS enters into with a customer, RJSS enters into an offsetting transaction with terms that mirror the customer transaction with a credit support provider who is a third party financial institution. Due to this “pass-through” transaction structure, RJSS has completely mitigated the market and credit risk related to these derivative contracts and therefore, the ultimate credit and market risk resides with the third party financial institution. RJSS only has credit risk related to its uncollected derivative transaction fee revenues. As a result of the structure of these transactions, we refer to the derivative contracts we enter into as a result of these operations as our offsetting “matched book” derivative operations (the “Offsetting Matched Book Derivatives Operations”).

Any collateral required to be exchanged under the contracts arising from the Offsetting Matched Book Derivatives Operations is administered directly by the customer and the third party financial institution. RJSS does not hold any collateral, or administer any collateral transactions, related to these instruments. We record the value of each derivative position arising from the Offsetting Matched Book Derivatives Operations at fair value, as either an asset or offsetting liability, presented as “derivative instruments associated with offsetting matched book positions,” as applicable, on our Consolidated Statements of Financial Condition.

The receivable for uncollected derivative transaction fee revenues of RJSS is $8 million and $9 million at September 30, 2013 and 2012, respectively, and is included in other receivables on our Consolidated Statements of Financial Condition.

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

This cash collateral is recorded net-by-counterparty at the related fair value.  The cash collateral included in the net fair value of all open derivative asset positions arising from our OTC Derivatives Operations aggregates to a net liability of $13 million at September 30, 2013 and $18 million at September 30, 2012.  The cash collateral included in the net fair value of all open derivative liability positions from our OTC Derivatives Operations aggregates to a net asset of $22 million and $50 million at September 30, 2013 and September 30, 2012, respectively.  Our maximum loss exposure under the interest rate swap contracts arising from our OTC Derivatives Operations at September 30, 2013 is $29 million.

RJ Bank provides to counterparties for the benefit of its U.S. subsidiaries, a guarantee of payment in the event of the subsidiaries’ default under forward foreign exchange contracts.  Due to this RJ Bank guarantee and the short-term nature of these derivatives, RJ Bank’s U.S. subsidiaries are not required to post collateral and do not receive collateral with respect to certain derivative contracts with the respective counterparties. RJ Bank’s maximum loss exposure under the forward foreign exchange contracts at September 30, 2013 is $700 thousand.

Index

Derivative balances included in our financial statements

See the table below for the notional and fair value amounts of both the asset and liability derivatives.

	Asset derivatives
	September 30, 2013			September 30, 2012
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)

Derivatives not designated as hedging instruments:
Interest rate contracts(2)	Trading instruments	$2,407,387	$89,633	Trading instruments	$2,376,049	$144,259
Interest rate contracts(3)	Derivative instruments associated with offsetting matched book positions	$1,944,408	$250,341	Derivative instruments associated with offsetting matched book positions	$2,110,984	$458,265

	Liability derivatives
	September 30, 2013			September 30, 2012
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Trade and other payables	$655,828	$637	Trade and other payables	$569,790	$1,296

Derivatives not designated as hedging instruments:
Interest rate contracts(2)	Trading instruments sold	$2,420,531	$74,920	Trading instruments sold	$2,288,450	$128,081
Interest rate contracts(3)	Derivative instruments associated with offsetting matched book positions	$1,944,408	$250,341	Derivative instruments associated with offsetting matched book positions	$2,110,984	$458,265
Forward foreign exchange contracts	Trade and other payables	$79,588	$77	Trade and other payables	$44,225	$74

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

Gains recognized on forward foreign exchange derivatives in AOCI totaled $14 million, net of income taxes, for the year ended September 30, 2013.  There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the year ended September 30, 2013.

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

Index

See the table below for the impact of the derivatives not designated as hedging instruments on the Consolidated Statements of Income and Comprehensive Income:

		Amount of gain (loss) on derivatives recognized in income
		Year ended September 30,
	Location of gain (loss) recognized on derivatives in the Consolidated Statements of Income and Comprehensive Income	2013	2012	2011
		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Net trading profits	$993	$(116)	$750
Interest rate contracts (2)	Other revenues	$225	$835	$—
Forward foreign exchange contracts	Other revenues	$1,577	$(591)	$—

(1)	These contracts arise from our OTC Derivatives Operations.

(2)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

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

Certain of the derivative instruments arising from our OTC Derivatives Operations and from RJ Bank’s forward foreign exchange contracts contain provisions that require our debt to maintain an investment grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment grade, we would be in breach of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at September 30, 2013 is $5 million, for which we have posted collateral of $4.2 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2013, we would have been required to post an additional $800 thousand of collateral to our counterparties.

Our only exposure to credit risk in the Offsetting Matched Book Derivatives Operations is related to our uncollected derivative transaction fee revenues. We are not exposed to market risk as it relates to these derivative contracts due to the “pass-through” transaction structure more fully described above.

Index

NOTE 19 – INCOME TAXES

Total income taxes are allocated as follows:

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Recorded in:
Income including noncontrolling interests	$197,033	$175,656	$182,894
Equity, for compensation expense for tax purposes (in excess of) less than amounts recognized for financial reporting purposes	(2,590)	(2,613)	374
Equity, for cumulative currency translation adjustments	6,861	(5,741)	—
Equity, for available for sale securities	8,986	7,611	1,497
Total	$210,290	$174,913	$184,765

Our provision (benefit) for income taxes consists of the following:

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Current:
Federal	$182,862	$133,890	$148,266
State and local	37,491	29,141	29,387
Foreign	8,469	10,581	11,249
	228,822	173,612	188,902
Deferred:
Federal	(25,673)	3,939	(6,279)
State and local	(5,023)	372	(3,887)
Foreign	(1,093)	(2,267)	4,158
	(31,789)	2,044	(6,008)
Total provision for income tax	$197,033	$175,656	$182,894

Our income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% due to the following:

	Year ended September 30,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
	($ in thousands)
Provision calculated at statutory rate	$197,466	35%	$165,034	35%	$161,436	35%
State income tax, net of federal benefit	21,662	3.8%	19,566	4.1%	16,575	3.6%
Tax-exempt interest income	(2,074)	(0.4)%	(2,291)	(0.5)%	(1,761)	(0.4)%
(Income)/loss on company-owned life insurance which is not subject to tax	(7,809)	(1.3)%	(8,318)	(1.8)%	1,146	0.2%
Business tax credits including low income housing tax credits	(1,056)	(0.2)%	(1,830)	(0.4)%	(3,443)	(0.7)%
Business expenses which are not tax-deductible	4,920	0.9%	3,752	0.8%	3,072	0.7%
Incentive stock option expenses which are not tax-deductible	2,471	0.4%	2,843	0.6%	2,633	0.6%
Reversal of deferred taxes provided on foreign earnings (1)	(10,676)	(1.9)%	—	—	—	—
Other, net	(7,871)	(1.4)%	(3,100)	(0.7)%	3,236	0.7%
Total provision for income tax	$197,033	34.9%	$175,656	37.3%	$182,894	39.7%

(1) We have historically provided deferred taxes for the presumed repatriation to the U.S. of earnings from certain foreign subsidiaries. Management changed its assertion related to the earnings of one of our Canadian subsidiaries resulting in a decrease in deferred tax liabilities related to undistributed foreign earnings.

Index

U.S. and foreign components of income excluding noncontrolling interests and before provision for income taxes are as follows:

	Year ended September 30,
	2013	2012	2011
	(in thousands)
U.S.	$550,113	$456,175	$421,662
Foreign	14,074	15,350	39,585
Income excluding noncontrolling interest and before provision for income taxes	$564,187	$471,525	$461,247

The cumulative effects of temporary differences that give rise to significant portions of the deferred tax asset (liability) items are as follows:

	September 30,
	2013	2012
	(in thousands)
Deferred tax assets:
Deferred compensation	$128,801	$87,666
Allowances for loan losses and reserves for unfunded commitments	55,659	60,779
Unrealized loss associated with certain available for sale securities	15,437	16,324
Accrued expenses	28,868	18,759
Acquisition expense	3,618	3,802
Net operating loss and credit carryforwards	1,336	4,390
Other	14,572	21,637
Total gross deferred tax assets	248,291	213,357
Less: valuation allowance	(9)	(9)
Total deferred tax assets	248,282	213,348

Deferred tax liabilities:
Partnership investments	(24,245)	(11,579)
Goodwill and other intangibles	(12,469)	(6,467)
Undistributed earnings of foreign subsidiaries	(9,344)	(19,373)
Fixed assets	(5,082)	(2,275)
Leveraged lease	—	(4,668)
Other	(1,982)	(799)
Total deferred tax liabilities	(53,122)	(45,161)
Net deferred tax assets	$195,160	$168,187

We have a net deferred tax asset at September 30, 2013 and 2012. This asset includes net operating loss and foreign tax credit carryforwards that will expire between 2019 and 2030. A valuation allowance for the fiscal year ended September 30, 2013 has been established for certain state net operating losses due to management’s belief that, based on our historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and implemented tax planning strategies, it is more likely than not that the tax carryforwards will expire unutilized. We believe that the realization of the remaining net deferred tax asset of $195.2 million is more likely than not based on the ability to carry back losses against prior year taxable income and expectations of future taxable income.

We have provided for U.S. deferred income taxes in the amount of $9.3 million on undistributed earnings not considered permanently reinvested in our non-U.S. subsidiaries. To the extent that the cumulative undistributed earnings of non-U.S. subsidiaries are considered to be permanently invested, no deferred U.S. federal income taxes have been provided. As of September 30, 2013, we have approximately $203.4 million of cumulative undistributed earnings attributable to foreign subsidiaries for which no provisions have been recorded for income taxes that could arise upon repatriation. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings, and therefore cannot quantify the tax liability that would be payable in the event all such foreign earnings are repatriated.

Index

As of September 30, 2013, the current tax receivable included in other receivables is $25 million, and a current tax payable of $47 million is included in trade and other payables on our Consolidated Statements of Financial Condition. As of September 30, 2012 the current tax receivable included in other receivables is $48.8 million and a current tax payable of $17.5 million is included in trade and other payables on our Consolidated Statements of Financial Condition.

Balances associated with unrecognized tax benefits

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. During the year ended September 30, 2013, accrued interest expense related to unrecognized tax benefits increased by approximately $1.4 million. During the year ended September 30, 2013, penalty expense related to unrecognized tax benefits increased by approximately $573 thousand. As of September 30, 2013 and 2012, accrued interest and penalties included in the unrecognized tax benefits liability were approximately $5.1 million and $3.2 million, respectively.

The aggregate change in the balances for unrecognized tax benefits including interest and penalties are as follows:

	Year ended September 30,
	2013		2012		2011
	(in thousands)

Balance for unrecognized tax benefits at beginning of year	$12,672		$4,730		$4,308
Increases for tax positions related to the current year	3,118		2,420		1,199
Increases for tax positions related to prior years	4,484	(1)	6,559	(1)	551
Decreases for tax positions related to prior years	(352)		(196)		(44)
Decreases due to lapsed statute of limitations	(1,119)		(841)		(1,284)
Balance for unrecognized tax benefits at end of year	$18,803		$12,672		$4,730

(1)
The increase is due to tax positions taken in previously filed tax returns with certain states. We continue to evaluate these positions and intend to contest the proposed adjustments made by taxing authorities.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $9.5 million and $6.4 million at September 30, 2013 and 2012, respectively.  We anticipate that the unrecognized tax benefits will not change significantly over the next twelve months.

We file U. S. federal income tax returns as well as returns with various state, local and foreign jurisdictions. With few exceptions, we are generally no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to fiscal year 2013 for federal tax returns, fiscal year 2009 for state and local tax returns and fiscal year 2008 for foreign tax returns.  Certain transactions from our fiscal year 2013 are currently being examined under the Internal Revenue Service (“IRS”) Compliance Assurance Program.  This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. Certain state and local returns are also currently under various stages of audit. Various state audits in process are expected to be completed in fiscal year 2014.

NOTE 20 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

In the normal course of business we enter into underwriting commitments. As of September 30, 2013, RJ&A had no open transactions involving such commitments.  Transactions involving such commitments of RJ Ltd. that were recorded and open at September 30, 2013, were approximately $28 million in Canadian dollars (“CDN”).

We utilize client marginable securities to satisfy deposits with clearing organizations. At September 30, 2013, we had client margin securities valued at $189 million pledged with a clearing organization to meet our requirement of $128 million.

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting and/or retention purposes (see Note 2 for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us and, in most circumstances, require them to meet certain production requirements.  As of September 30, 2013 we had made commitments, to either prospects that have accepted our offer, or recently recruited producers, of approximately $33.3 million that have not yet been funded.

Index

As of September 30, 2013, RJ Bank had not settled purchases of $76.4 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

See Note 26 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

We have committed a total of $127.1 million, in amounts ranging from $200 thousand to $29.7 million, to 50 different independent venture capital or private equity partnerships. As of September 30, 2013, we have invested $101.2 million of the committed amounts and have received $73.9 million in distributions.  We also control the general partner in seven internally sponsored private equity limited partnerships to which we have committed $69.6 million.  As of September 30, 2013, we have invested $48.9 million of the committed amounts and have received $39.1 million in distributions.

RJF has committed to lend to RJTCF, or guarantee obligations in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities, amounts aggregating up to $150 million upon request, subject to certain limitations as well as annual review and renewal. At September 30, 2013, RJTCF has $31.3 million in outstanding cash borrowings and $52.7 million in unfunded commitments outstanding against this aggregate commitment. RJTCF borrows from RJF in order to make investments in, or fund loans or advances to, either partnerships which purchase and develop properties qualifying for tax credits (“Project Partnerships”) or LIHTC Funds. Investments in Project Partnerships are sold to various LIHTC Funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in Project Partnerships to LIHTC Funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to Project Partnerships, or to LIHTC Funds.

A subsidiary of RJ Bank has committed $14.3 million as an investor member in a low-income housing tax credit fund in which a subsidiary of RJTCF is the managing member. As of September 30, 2013, the RJ Bank subsidiary has invested $3.1 million of the committed amount.

Long-term lease agreements expire at various times through fiscal year 2026. Minimum annual rental payments under such agreements for the succeeding five fiscal years are approximately: $75 million in fiscal year 2014, $69.7 million in fiscal year 2015, $62.8 million in fiscal year 2016, $52.6 million in fiscal year 2017, $40.9 million in fiscal year 2018 and $101.8 million thereafter. Certain leases contain rent holidays, leasehold improvement incentives, renewal options and/or escalation clauses.  Rental expense incurred under all leases, including equipment under short-term agreements, aggregated to $90.5 million, $73.9 million and $56.2 million in fiscal years 2013, 2012 and 2011, respectively.

At September 30, 2013, the approximate market values of collateral received that we can repledge were:

Sources of collateral
(in thousands)
Securities purchased under agreements to resell and other collateralized financings	$725,935
Securities received in securities borrowed vs. cash transactions	143,108
Collateral received for margin loans	1,440,250
Securities received as collateral related to derivative contracts	6,409
Total	$2,315,702

Certain collateral was repledged. At September 30, 2013, the approximate market values of this portion of collateral and financial instruments that we own and pledged were:

Uses of collateral and trading securities
(in thousands)
Securities sold under agreements to repurchase	$313,548
Securities delivered in securities loaned vs. cash transactions	342,096
Securities pledged as collateral under secured borrowing arrangements	116,952
Collateral used for deposits at clearing organizations	207,468
Total	$980,064

Index

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA MBS.  The MBS securities are issued on behalf of various state and local housing finance agencies (“HFA”) and consist of the mortgages originated through their lending programs.  RJ&A’s forward GNMA MBS purchase commitment arises at the time of the loan reservation for a borrower in the HFA lending program (these loan reservations fix the terms of the mortgage, including the interest rate and maximum principal amount).  The underlying terms of the GNMA MBS purchase, including the price for the MBS security (which is dependent upon the interest rates associated with the underlying mortgages) are also fixed at loan reservation.  At September 30, 2013, RJ&A had approximately $199 million principal amount of outstanding forward MBS purchase commitments which are expected to be purchased by RJ&A over the following 90 days.  Upon acquisition of the MBS security, RJ&A typically sells such security in open market transactions as part of its fixed income operations.  Given that the actual principal amount of the MBS security is not fixed and determinable at the date of RJ&A’s commitment to purchase, these forward MBS purchase commitments do not meet the definition of a derivative instrument.  In order to hedge the market interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS in the market, RJ&A enters into to be announced (“TBA”) security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future.  These TBA securities are accounted for at fair value and are included in Agency MBS securities in the table of assets and liabilities measured at fair value included in Note 5, and at September 30, 2013 aggregate to a net liability having a fair value of $3 million.  The estimated fair value of the purchase commitment at September 30, 2013 is an asset of $3 million, which is included in other receivables on our Consolidated Statements of Financial Condition.

As a result of the extensive regulation of financial holding companies, banks, broker-dealers and investment advisory entities, RJF and a number of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations. These reviews can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censure to fines and, in serious cases, temporary or permanent suspension from conducting business. In addition, from time to time regulatory agencies and self-regulatory organizations institute investigations into industry practices, which can also result in the imposition of such sanctions. See Note 25 for additional information regarding regulatory capital requirements applicable to RJF and certain of its broker-dealer subsidiaries.

Guarantees

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At September 30, 2013, the exposure under these guarantees is $7.1 million, which was underwritten as part of RJ Bank’s corporate credit relationship with such borrowers.  The outstanding interest rate swaps at September 30, 2013 have maturities ranging from August 2014 through May 2019.  RJ Bank records an estimated reserve for its credit risk associated with the guarantee of these client swaps, which was insignificant as of September 30, 2013.  The estimated total potential exposure under these guarantees is $10.6 million at September 30, 2013.

RJ Bank guarantees the forward foreign exchange contract obligations of its U.S. subsidiaries.  See Note 18 for additional information regarding these derivatives.

RJF guarantees interest rate swap obligations of RJ Cap Services. See Note 18 for additional information regarding interest rate swaps.

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At September 30, 2013, there were no such outstanding performance guarantees.

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

RJF has guaranteed the Borrower’s performance under the New Regions Credit Agreement.  See further discussion of this borrowing in Notes 3, 15 and 17.

RJF guarantees the existing mortgage debt of RJ&A of approximately $45.7 million. See Notes 15, 16 and 17 for information regarding our financing arrangements.

Index

RJTCF issues certain guarantees to various third parties related to Project Partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $1.7 million as of September 30, 2013.

RJF has guaranteed RJTCF’s performance to various third parties on certain obligations arising from RJTCF’s sale and/or transfer of units in one of its fund offerings (“Fund 34”).  Under such arrangements, RJTCF has provided either: (1) certain specific performance guarantees including a provision whereby in certain circumstances, RJTCF will refund a portion of the investors’ capital contribution, or (2) a guaranteed return on their investment.  Under the performance guarantees, the conditions which would result in a payment by RJTCF not being required to be made under the guarantees have been satisfied and neither RJF nor RJTCF have any further obligations under such guarantees.  Further, based upon its most recent projections and performance of Fund 34, RJTCF does not anticipate that any future payments will be owed to these third parties under the guarantee of the return on investment. Under the guarantee of returns, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits over the next nine years, RJTCF is obligated to provide the investor with a specified return.  A $33.7 million financing asset is included in prepaid expenses and other assets (see Note 10 for additional information), and a related $33.7 million liability is included in trade and other payables on our Consolidated Statements of Financial Condition as of September 30, 2013. The maximum exposure to loss under this guarantee is the undiscounted future payments due to investors for the return on and of their investment, and approximates $42 million at September 30, 2013.

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

The SEC and states of Missouri and Texas are investigating alleged securities law violations by MK & Co. in the underwriting and sale of certain municipal bonds. An enforcement action was brought by the Missouri Secretary of State in April 2013, seeking monetary penalties and other relief. In November 2013, the state dismissed this enforcement action and refiled the same claims as a civil action in the Circuit Court for Boone County, Missouri. A civil action was brought by institutional investors of the bonds on March 19, 2012, seeking a return of their investment and unspecified compensatory and punitive damages. A class action was brought on behalf of retail purchasers of the bonds on September 4, 2012, seeking unspecified compensatory and punitive damages. These actions are in the early stages. These matters are subject to the indemnification agreement with Regions.

Index

Prior to the Closing Date, Morgan Keegan was involved in other litigation arising in the normal course of its business. On all such matters, RJF is subject to indemnification from Regions pursuant to the terms of the stock purchase agreement and summarized below.

Indemnification from Regions

As more fully described in Note 3, the terms of the stock purchase agreement governing our acquisition of Morgan Keegan, which closed on April 2, 2012, provide that Regions will indemnify RJF for losses incurred in connection with legal proceedings pending as of the closing date or commenced after the closing date and related to pre-closing matters as well as any cost of defense pertaining thereto. All of the pre-Closing Date Morgan Keegan matters described above are subject to such indemnification provisions. Management estimates the range of potential liability of all such matters subject to indemnification, including the cost of defense, to be from $30 million to $250 million. Any loss arising from such matters, after consideration of the applicable annual deductible, if any, will be borne by Regions. As of September 30, 2013, a receivable from Regions of approximately $2.7 million is included in other receivables, an indemnification asset of approximately $171 million is included in other assets (see Note 10 for additional information), and a liability for potential losses of approximately $169 million is included within trade and other payables, all of which are reflected on our Consolidated Statements of Financial Condition pertaining to the above matters and the related indemnification from Regions. The amount included within trade and other payables is the amount within the range of potential liability related to such matters which management estimates is more likely than any other amount within such range. Through September 30, 2013, Regions has reimbursed us approximately $25 million for costs we incurred in excess of the accrued liability amounts for legal matters subject to indemnification included in the final Closing Date tangible net book value computation.

Other matters

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as other corporate litigation. We are contesting the allegations in these cases and believe that there are meritorious defenses in each of these lawsuits and arbitrations. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. Refer to Note 2 for a discussion of our criteria for establishing a range of possible loss related to such matters.  Excluding any amounts subject to indemnification from Regions related to pre-Closing Date Morgan Keegan matters discussed above, as of September 30, 2013, management currently estimates the aggregate range of possible loss is from $0 to an amount of up to $6 million in excess of the accrued liability (if any) related to these matters.  In the opinion of management, based on current available information, review with outside legal counsel, and consideration of the accrued liability amounts provided for in the accompanying consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

Index

NOTE 21 - OTHER COMPREHENSIVE INCOME

The activity in other comprehensive income and related tax effects are as follows:

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Net unrealized gain on available for sale securities, (net of tax effect of $9 million in fiscal year 2013, $7.6 million in fiscal year 2012, and $1.5 million in fiscal year 2011)	$15,042	$12,886	$2,621
Net change in currency translations and net investment hedges (net of a tax effect of $6.9 million in fiscal year 2013 and ($5.7) million in fiscal year 2012)(1)	(13,763)	6,166	(6,029)
Other comprehensive income (loss)	$1,279	$19,052	$(3,408)

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	September 30,
	2013	2012
	(in thousands)
Net unrealized loss on available for sale securities, (net of tax effects of ($700) thousand at September 30, 2013 and ($9.7) million at September 30, 2012)	$(1,276)	$(16,318)
Net currency translations and net investment hedges (net of a tax effect of $1.1 million at September 30, 2013 and ($5.7) million at September 30, 2012) (1)	12,002	25,765
Accumulated other comprehensive income	$10,726	$9,447

(1) Includes net gains (losses) recognized on forward foreign exchange derivatives of $14 million and $(10) million for the years ended September 30, 2013 and 2012, respectively (see Note 18 for additional information). We did not enter into any forward foreign exchange derivative contracts during the year ended September 30, 2011.

All of the components of other comprehensive income described above, net of tax, are attributable to RJF.

Index

NOTE 22 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Interest income:
Margin balances	$60,931	$60,104	$52,361
Assets segregated pursuant to regulations and other segregated assets	17,251	16,050	16,343
Bank loans, net of unearned income	335,964	319,211	270,057
Available for sale securities	8,005	9,076	10,815
Trading instruments	20,089	20,977	20,549
Stock loan	8,271	9,110	6,035
Loans to financial advisors	6,510	4,797	4,688
Corporate cash and all other	16,578	13,933	11,470
Total interest income	473,599	453,258	392,318

Interest expense:
Brokerage client liabilities	2,049	2,213	3,422
Retail bank deposits	9,032	9,484	12,543
Trading instruments sold but not yet purchased	3,595	2,437	3,621
Stock borrow	2,158	1,976	1,807
Borrowed funds	4,724	5,915	3,969
Senior notes	76,113	58,523	31,320
Interest expense of consolidated VIEs	3,959	5,032	6,049
Other	8,741	5,789	3,099
Total interest expense	110,371	91,369	65,830
Net interest income	363,228	361,889	326,488
Subtract: provision for loan losses	(2,565)	(25,894)	(33,655)
Net interest income after provision for loan losses	$360,663	$335,995	$292,833

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

All shares owned by the ESOP are included in earnings per share calculations. Cash dividends paid to the ESOP are reflected as a reduction of retained earnings. The number of shares of our common stock held by the ESOP at September 30, 2013 and 2012 was approximately 5,872,000 and 6,038,000, respectively. The market value of our common stock held by the ESOP at September 30, 2013 was approximately $244 million, of which approximately $2.4 million is unearned (not yet vested) by ESOP plan participants.

We also offer a plan pursuant to section 401(k) of the Internal Revenue Code, which is a qualified plan that may provide for a discretionary contribution or a matching contribution each year. Matching contributions are 100% of the first $500 and 50% of the next $500 of compensation deferred by each participant annually.

Our LTIP is a non-qualified deferred compensation plan that provides benefits to employees who meet certain compensation or production requirements. We have purchased and hold life insurance on the lives of certain current and former employee participants to earn a competitive rate of return for participants and to provide a source of funds available to satisfy our obligations under this plan.

Contributions to the qualified plans and the LTIP, are approved annually by the compensation committee of our Board of Directors.

Index

Effective January 1, 2013, we established a Voluntary Deferred Compensation Plan (the “VDCP”), a non-qualified and voluntary opportunity for certain highly compensated employees and independent contractors to defer compensation. Eligible participants must have annual compensation of $300,000 or more, and may elect to defer a percentage or specific dollar amount of their compensation into the VDCP. We hold life insurance on the lives of certain current employee participants to provide a source of funds available to satisfy our obligations under this plan.

As part of the Morgan Keegan acquisition, we maintain non-qualified deferred compensation plans for the benefit of certain employees that provides a return to the participating employees based upon the performance of various referenced investments (see Note 3 for more information about this acquisition). Under these plans, we invest directly, as a principal, in such investments related to our obligations to perform under the deferred compensation plans (see Note 5 for the fair value of these investments as of September 30, 2013, and 2012). Contributions may be made quarterly as well as annually in accordance with the applicable division’s compensation plan. Such contributions are approved by senior management.

Compensation expense includes aggregate contributions to these plans of $61.8 million, $57.8 million and $54.1 million for fiscal years 2013, 2012 and 2011, respectively.

Share-based compensation plans

We have one share-based compensation plan for our employees, Board of Directors and non-employees (comprised of independent contractor financial advisors). The 2012 Stock Incentive Plan (the “2012 Plan”) permits us to grant share-based and cash-based awards designed to be exempt from the limitation on deductible compensation under Section 162(m) of the Internal Revenue Code. Under the 2012 Plan, we may grant 15,400,000 new shares in addition to the shares available for grant under six predecessor plans which were terminated as of February 23, 2012 (except with respect to awards previously granted under such terminated predecessor plans which remain outstanding). The 2012 Plan is the successor to predecessor plans under which options, restricted stock or restricted stock units have previously been issued.

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

Expense and income tax benefits related to our stock options awards granted to employees and members of our Board of Directors are presented below:

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Total share-based expense	$8,382	$9,623	$7,319
Income tax benefits related to share-based expense	596	701	319

Index

These amounts may not be representative of future share-based compensation expense since the estimated fair value of stock options is amortized over the requisite service period using the straight-line method, and in certain instances the graded vesting attribution method, and additional options may be granted in future years. The fair value of each fixed option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for stock option grants in fiscal years 2013, 2012 and 2011:

	Year ended September 30,
	2013	2012	2011

Dividend yield	1.37%	1.84%	1.80%
Expected volatility	39.38%	45.17%	43.74%
Risk-free interest rate	0.67%	0.91%	1.41%
Expected lives (in years)	5.5	4.6	4.9

The dividend yield assumption is based on our declared dividend as a percentage of the stock price at the date of the grant. The expected volatility assumption is based on our historical stock price and is a weighted average combining (1) the volatility of the most recent year, (2) the volatility of the most recent time period equal to the expected lives assumption, (3) the implied volatility of option contracts of RJF stock, and (4) the annualized volatility of the price of our stock since the late 1980s. The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant of the options. The expected lives assumption is based on the average of (1) the assumption that all outstanding options will be exercised at the midpoint between their vesting date and full contractual term and (2) the assumption that all outstanding options will be exercised at their full contractual term.

A summary of option activity for grants to employees and members of our Board of Directors for the fiscal year ended September 30, 2013 is presented below:

	Options for shares	Weighted- average exercise price ($)	Weighted- average remaining contractual term (years)	Aggregate intrinsic value ($)

Outstanding at October 1, 2012	4,392,270	$27.14
Granted	840,150	37.96
Exercised	(1,262,076)	28.87
Forfeited	(126,635)	27.80
Expired	(900)	30.89
Outstanding at September 30, 2013	3,842,809	$28.92	3.19	$49,032,000

Exercisable at September 30, 2013	584,627	$26.16	1.16	$9,066,000

As of September 30, 2013, there was $16 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to stock option awards. These costs are expected to be recognized over a weighted-average period of approximately 2.9 years.

The following stock option activity occurred under the 2012 Plan for grants to employees and members of our Board of Directors:

	Year ended September 30,
	2013	2012	2011
	(in thousands, except per option amounts)
Weighted-average grant date fair value per option	$12.06	$9.67	$9.62
Total intrinsic value of stock options exercised	14,240	3,222	10,553
Total grant date fair value of stock options vested	11,598	3,965	9,206

Cash received from stock option exercises for the fiscal year ended September 30, 2013 was $33 million. There was approximately a $301 thousand tax benefit realized during the fiscal year ended September 30, 2013 resulting from the exercise of option awards during the fiscal year.

Index

Restricted stock awards

We may grant awards under the 2012 Plan in connection with initial employment or under various retention programs for individuals who are responsible for a contribution to the management, growth, and/or profitability. Through our Canadian subsidiary, we established a trust fund. This trust fund was established and funded to enable the trust fund to acquire our common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary (see Note 11 for discussion of our consolidation of this trust fund, which is a VIE). We may also grant awards to officers and certain other employees in lieu of cash for 10% to 50% of annual bonus amounts in excess of $250,000. In 2010, our Board of Directors approved the granting of restricted stock unit awards rather than restricted stock awards after reviewing certain income tax consequences to retirement eligible participants associated with the restricted stock awards. Our intention is to issue restricted stock units rather than restricted stock awards in the future. The determination of the number of units or shares to be granted is determined by the compensation committee of the Board of Directors. Under the plan, the awards are generally restricted for a three to five year period, during which time the awards are forfeitable in the event of termination other than for death, disability or retirement. The following activity occurred during the fiscal year ended September 30, 2013:

	Shares/Units	Weighted- average grant date fair value ($)

Non-vested at October 1, 2012	6,050,789	$29.87
Granted	1,001,231	38.12
Vested	(954,805)	26.86
Forfeited	(179,804)	33.16
Non-vested at September 30, 2013	5,917,411	$31.66

Expense and income tax benefits related to our restricted stock awards are presented below:

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Total share-based expense	$48,621	$39,588	$30,179
Income tax benefits related to share-based expense	16,607	13,186	11,468

For the twelve months ended September 30, 2013, we realized $3.6 million of excess tax benefits related to our restricted stock awards.

As of September 30, 2013, there was $91.6 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to restricted stock shares and restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately 2.88 years. The total fair value of shares and unit awards vested under this plan during the fiscal year ended September 30, 2013 was $25.4 million.

Employee stock purchase plan

Under the 2003 Employee Stock Purchase Plan, we are authorized to issue up to 7,375,000 shares of common stock to our full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose each year to have up to 20% of their annual compensation specified to purchase our common stock. Share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a fair market value of $25,000. The purchase price of the stock is 85% of the market price on the day prior to the purchase date. Under the plan we sold approximately 436,000, 480,000 and 337,000 shares to employees during the years ended September 30, 2013, 2012 and 2011, respectively. The compensation cost is calculated as the value of the 15% discount from market value and was $2.7 million, $2.4 million and $1.6 million during the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

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

Index

As part of the Morgan Keegan acquisition, we acquired various employee investment funds. Certain key employees participate in these funds, which are limited partnerships that invest in certain unaffiliated venture capital limited partnerships.

NOTE 24 - NON-EMPLOYEE SHARE-BASED AND OTHER COMPENSATION

Stock option awards

Under the 2012 Plan, we may grant stock options to our independent contractor financial advisors. We have issued new shares under the 2012 Plan and also are permitted to reissue our treasury shares. The 2012 Plan is the successor to the prior plan under which options have previously been issued to independent contractors. Options granted prior to August 21, 2008 are exercisable five years after grant date provided that the financial advisors are still associated with us, disabled, deceased or recently retired. Options granted on or after August 21, 2008 are exercisable five years after grant date provided that the financial advisors are still associated with us or have terminated within 45 days, disabled, deceased or recently retired. Option terms are specified in individual agreements and expire on a date no later than the sixth anniversary of the grant date. Options are granted with an exercise price equal to the market price of our stock on the grant date.

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

Expense and income tax benefits related to stock option grants to our independent contractor financial advisors are presented below:

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Total share-based expense	$1,282	$2,033	$952
Income tax benefits related to share-based expense	487	773	362

The fair value of each option grant awarded to an independent contractor financial advisor is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model with the following weighted-average assumptions used for fiscal years ended 2013, 2012 and 2011:

	Year ended September 30,
	2013	2012	2011

Dividend yield	1.34%	1.52%	1.62%
Expected volatility	39.88%	43.84%	44.14%
Risk-free interest rate	1.16%	0.73%	0.65%
Expected lives (in years)	3.32	3.27	2.54

The dividend yield assumption is based on our declared dividend as a percentage of the stock price at the date of the grant. The expected volatility assumption is based on our historical stock price and is a weighted average combining (1) the volatility of the most recent year, (2) the volatility of the most recent time period equal to the expected lives assumption, (3) the implied volatility of option contracts of RJF stock, and (4) the annualized volatility of the price of our stock since the late 1980s. The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at each point in time the options are valued. The expected lives assumption is based on the difference between the option’s vesting date plus 90 days (the average exercise period) and the date of the current reporting period.

Index

A summary of independent contractor financial advisors option activity for the fiscal year ended September 30, 2013 is presented below:

	Options for shares	Weighted-average exercise price ($)	Weighted-average remaining contractual term (years)	Aggregate intrinsic value ($)

Outstanding at October 1, 2012	320,750	$27.87	—
Granted	47,600	37.87	—
Exercised	(133,900)	31.40	—
Forfeited	(4,300)	26.76	—
Expired	(1,900)	31.78	—
Outstanding at September 30, 2013	228,250	$27.88	3.05	$3,148,000

Exercisable at September 30, 2013	13,000	$30.44	0.16	$146,000

As of September 30, 2013, there was $875 thousand of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to unvested stock options granted to our independent contractor financial advisors based on an estimated weighted-average fair value of $17.68 per share at that date. These costs are expected to be recognized over a weighted-average period of approximately 2.95 years. The following activity for our independent contractor financial advisors occurred as follows:

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Total intrinsic value of stock options exercised	$985	$783	$3,300
Total fair value of stock options vested	347	1,116	1,448

Cash received from stock option exercises for the fiscal year ended September 30, 2013 was $4.2 million. There were $127 thousand excess tax benefits realized for the tax deductions from option exercise of awards to our independent contractor financial advisors for the fiscal year ended September 30, 2013.

Restricted stock awards

Under the 2012 Plan we may grant restricted shares of common stock or restricted stock units to employees and independent contractor financial advisors. The 2012 Plan is the successor the prior plan under which restricted stock or restricted stock units have been issued to independent contractors. We issue new shares under this plan as it was approved by shareholders. In 2010, our Board of Directors approved the granting of restricted stock unit awards rather than restricted stock awards after reviewing certain income tax consequences to retirement eligible participants associated with the restricted stock awards. Our intention is to issue restricted stock units rather than restricted stock awards in the future. Under the plan the awards are generally restricted for a five year period, during which time the awards are forfeitable in the event the independent contractor financial advisors are no longer associated with us, other than for death, disability or retirement. The following activity for our independent contractor financial advisors occurred during the fiscal year ended September 30, 2013:

	Shares/Units	Weighted- average reporting date fair value ($)

Non-vested at October 1, 2012	105,945	$36.65
Granted	—
Vested	(74,356)
Forfeited	(5,405)
Non-vested at September 30, 2013	26,184	$41.67

The weighted-average fair value of share and unit awards vested during the fiscal year ended September 30, 2013 was $42.11 per share. The weighted-average fair value of share and unit awards forfeited during the fiscal year ended September 30, 2013 was $36.71 per share.

Index

Expense and income tax benefits related to our restricted stock awards granted to our independent contractor financial advisors are presented below:

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Total share-based expense	$829	$2,062	$923
Income tax benefits related to share-based expense	315	783	351

As of September 30, 2013, there was $231 thousand of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to unvested restricted stock granted to our independent contractor financial advisors based on an estimated fair value of $41.67 per share at that date. These costs are expected to be recognized over a weighted-average period of approximately 1.91 years. The total fair value of share and unit awards vested during the years ended September 30, 2013, 2012 and 2011 was $3.1 million, $1.6 million and $49 thousand, respectively.

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

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJF as of September 30, 2013:
Total capital (to risk-weighted assets)	$3,445,136	19.8%	$1,391,974	8.0%	$1,739,968	10.0%
Tier I capital (to risk-weighted assets)	3,294,595	18.9%	697,269	4.0%	1,045,903	6.0%
Tier I capital (to adjusted assets)	3,294,595	14.5%	908,854	4.0%	1,136,067	5.0%

RJF as of September 30, 2012:
Total capital (to risk-weighted assets)	$3,056,794	18.9%	$1,293,881	8.0%	$1,617,351	10.0%
Tier I capital (to risk-weighted assets)	2,896,279	17.9%	647,213	4.0%	970,820	6.0%
Tier I capital (to adjusted assets)	2,896,279	14.0%	827,508	4.0%	1,034,385	5.0%

The increases in RJF’s Total capital (to risk-weighted assets) and Tier 1 capital (to risk-weighted assets) at September 30, 2013 compared to September 30, 2012 each resulted from the positive effect of the net income generated during the year ended September 30, 2013 offset by the growth experienced in our loan portfolio and market risk equivalent assets. The increase in RJF’s Tier 1 capital (to adjusted assets) ratio at September 30, 2013 compared to September 30, 2012 was primarily due to the positive impact of the net income generated during the year ended September 30, 2013 offset by growth of average total assets.

To be categorized as “well capitalized,” RJ Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJ Bank as of September 30, 2013:
Total capital (to risk-weighted assets)	$1,234,268	13.0%	$758,996	8.0%	$948,745	10.0%
Tier I capital (to risk-weighted assets)	1,115,113	11.8%	379,498	4.0%	569,247	6.0%
Tier I capital (to adjusted assets)	1,115,113	10.4%	430,154	4.0%	537,692	5.0%

RJ Bank as of September 30, 2012:
Total capital (to risk-weighted assets)	$1,158,139	13.4%	$694,275	8.0%	$867,844	10.0%
Tier I capital (to risk-weighted assets)	1,049,060	12.1%	347,137	4.0%	520,706	6.0%
Tier I capital (to adjusted assets)	1,049,060	10.9%	386,245	4.0%	482,807	5.0%

The decrease in RJ Bank’s Total and Tier I Capital (to risk-weighted assets) ratios at September 30, 2013 compared to September 30, 2012 were primarily due to an increase in risk-weighted assets during the current year resulting from RJ Bank’s utilization of low risk-weighted excess cash balances at September 30, 2012 to fund significant loan growth. The decrease in the Tier I capital (to adjusted assets) ratio at September 30, 2013 compared to September 30, 2012 was primarily due to an increase in earnings and significant loan growth during the year ended September 30, 2013.

Our intention is to maintain RJ Bank’s “well capitalized” status. RJ Bank maintains a targeted total capital to risk-weighted assets ratio of at least 12.5%. In the unlikely event that RJ Bank failed to maintain its “well capitalized” status, the consequences could include a requirement to obtain a waiver prior to acceptance, renewal, or rollover of brokered deposits and higher FDIC premiums, but would not have a significant impact on our operations.

Index

RJ Bank may pay dividends to the parent company without prior approval by its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted capital to risk-weighted assets ratios.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJ&A, MK & Co., and RJFS, each being member firms of the Financial Industry Regulatory Authority (“FINRA”), are subject to the rules of FINRA, whose capital requirements are substantially the same as Rule 15c3-1. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement,” which RJ&A, MK & Co. and RJFS have each elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1 million, ($250 thousand for RJFS and MK & Co. as of September 30, 2013) or two percent of aggregate debit items arising from client transactions. FINRA may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items.

The net capital position of our wholly owned broker-dealer subsidiary RJ&A is as follows:

	As of September 30,
	2013	2012
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	23.14%	17.22%
Net capital	$435,343	$264,315
Less: required net capital	(37,625)	(30,696)
Excess net capital	$397,718	$233,619

In mid-February 2013 the client accounts of MK & Co. were transferred to RJ&A which resulted in a significant change in the nature of MK & Co. business operations. Subsequent to the client account transfer and as of September 30, 2013, MK & Co. ceased operating as a self-clearing broker-dealer carrying client accounts, and became a special purpose broker-dealer. As a result of this change in operations, MK & Co.’s, capital requirements as of September 30, 2013 are significantly different than those as of September 30, 2012.

The net capital position of our wholly owned broker-dealer subsidiary MK & Co. is as follows:

	As of September 30,
	2013	2012
		(As amended) (1)
	($ in thousands)
Morgan Keegan & Company, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	—	65.84%
Net capital	$6,047	$263,366
Less: required net capital	(250)	(8,432)
Excess net capital	$5,797	$254,934

(1)	MK & Co.’s net capital position as of September 30, 2012 was amended for insignificant changes to conform to final regulatory filings.

The net capital position of our wholly owned broker-dealer subsidiary RJFS is as follows:

	As of September 30,
	2013	2012
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$18,103	$11,689
Less: required net capital	(250)	(250)
Excess net capital	$17,853	$11,439

Index

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to their capital, profitability, liquidity position, frequency of designation or at the discretion of the IIROC. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. RJ Ltd. is not in Early Warning Level 1 or Level 2 at either September 30, 2013 or 2012.

The risk adjusted capital of RJ Ltd. is as follows (in Canadian dollars):

	As of September 30,
	2013	2012
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$52,777	$77,871
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$52,527	$77,621

Raymond James Trust, N.A., (“RJT”) is regulated by the OCC and is required to maintain sufficient capital and meet capital and liquidity requirements. As of September 30, 2013 and 2012, RJT met the requirements.

At September 30, 2013, all of our other active regulated domestic and international subsidiaries are in compliance with and met all capital requirements.

RJF expects to continue paying cash dividends. However, the payment and rate of dividends on our common stock is subject to several factors including our operating results, financial requirements, and the availability of funds from our subsidiaries, including our broker-dealer and bank subsidiaries, which may be subject to restrictions under regulatory capital rules. The availability of funds from subsidiaries may also be subject to restrictions contained in loan covenants of certain broker-dealer loan agreements; dividends to the parent from RJ Bank may be subject to restrictions by bank regulators. None of these restrictions have ever limited our past dividend payments.

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

We also act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another. Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions. We measure the market value of the securities borrowed and loaned against the cash collateral on a daily basis. The market value of securities borrowed was $64.6 million and securities loaned was $42.7 million at September 30, 2013, and the market value of securities borrowed was $93.1 million and securities loaned was $81.8 million at September 30, 2012. The contract value of securities borrowed and securities loaned was $66.4 million and $49.5 million, respectively, at September 30, 2013 and the contract value of securities borrowed and securities loaned was $96.3 million and $91.5 million, respectively, at September 30, 2012. Additional cash is obtained as necessary to ensure such transactions are adequately collateralized. If another party to the transaction fails to perform as agreed (for example, failure to deliver a security or failure to pay for a security), we may incur a loss if the market value of the security is different from the contract amount of the transaction.

Index

We have also loaned, to broker-dealers and other financial institutions, securities owned by clients and others for which we have received cash or other collateral. The market value of securities loaned was $299.1 million and $334.1 million at September 30, 2013 and 2012, respectively. The contract value of securities loaned was $305.1 million and $339.6 million at September 30, 2013 and 2012, respectively. If a borrowing institution or broker-dealer does not return a security, we may be obligated to purchase the security in order to return it to the owner. In such circumstances, we may incur a loss equal to the amount by which the market value of the security on the date of nonperformance exceeds the value of the collateral received from the financial institution or the broker-dealer.

We have sold securities that we do not currently own, and will, therefore, be obligated to purchase such securities at a future date. We have recorded $220.7 million and $232.4 million at September 30, 2013 and 2012, respectively, which represents the market value of such securities (see Notes 5 and 6 for further information). We are subject to loss if the market price of those securities not covered by a hedged position increases subsequent to fiscal year-end. We utilize short positions on government obligations and equity securities to economically hedge long proprietary inventory positions.

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

The majority of our transactions and, consequently, the concentration of our credit exposure, is with clients, broker-dealers and other financial institutions in the U.S. These activities primarily involve collateralized arrangements and may result in credit exposure in the event that the counterparty fails to meet its contractual obligations. Our exposure to credit risk can be directly impacted by volatile securities markets, which may impair the ability of counterparties to satisfy their contractual obligations. We seek to control our credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of the counterparties’ financial condition and credit ratings. We monitor collateral levels on a daily basis for compliance with regulatory and internal guidelines and request changes in collateral levels as appropriate.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments held in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of September 30, 2013, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $5 million and CDN $5.8 million, respectively. RJ Bank is also subject to foreign exchange risk related to its net investment in a Canadian subsidiary. See Note 18 for information regarding how RJ Bank utilizes net investment hedges to mitigate a significant portion of this risk.

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

	As of September 30,
	2013	2012
	(in thousands)
Standby letters of credit	$122,672	$140,688
Open end consumer lines of credit	829,923	480,304
Commercial lines of credit	1,743,594	1,804,771
Unfunded loan commitments	216,918	101,077

Index

In the normal course of business, RJ Bank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. These standby letters of credit generally expire in one year or less. As of September 30, 2013, $123 million of such letters of credit were outstanding. In the event that a letter of credit is drawn down, RJ Bank would pursue repayment from the party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to satisfy the amounts drawn down under the existing letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients and, accordingly, RJ Bank uses a credit evaluation process and collateral requirements similar to those for loan commitments.

Open end consumer lines of credit represent the unfunded amounts of loans primarily secured by marketable securities at advance rates consistent with industry standards. The proceeds from repayment or, if necessary, the liquidation of collateral, which is monitored daily, are expected to satisfy the amounts drawn against these existing lines of credit.

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

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA MBS.  See Note 20 for information on these commitments. We utilize TBA security contracts to hedge our interest rate risk associated with these commitments. We incur either gains or losses, depending upon market conditions, if the timing of or the actual amount of GNMA MBS securities differs significantly from the term and notional amount of the TBA security contracts into which we enter.

Index

NOTE 27 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Year ended September 30,
	2013	2012	2011
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$367,154	$295,869	$278,353
Less allocation of earnings and dividends to participating securities (1)	(4,164)	(5,958)	(8,777)
Net income attributable to RJF common shareholders	$362,990	$289,911	$269,576

Income for diluted earnings per common share:
Net income attributable to RJF	$367,154	$295,869	$278,353
Less allocation of earnings and dividends to participating securities (1)	(4,100)	(5,926)	(8,756)
Net income attributable to RJF common shareholders	$363,054	$289,943	$269,597

Common shares:
Average common shares in basic computation	137,732	130,806	122,448
Dilutive effect of outstanding stock options and certain restricted stock units	2,809	985	388
Average common shares used in diluted computation	140,541	131,791	122,836

Earnings per common share:
Basic	$2.64	$2.22	$2.20
Diluted	$2.58	$2.20	$2.19
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	1,153	1,928	2,136

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities. Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 1.6 million, 2.7 million and 4 million for the years ended September 30, 2013, 2012 and 2011, respectively.  Dividends paid to participating securities amounted to $800 thousand, $1.4 million and $1.9 million for the years ended September 30, 2013, 2012, and 2011 respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are as follows:

	Year ended September 30,
	2013	2012	2011
Dividends per common share - declared	$0.56	$0.52	$0.52
Dividends per common share - paid	$0.55	$0.52	$0.50
NOTE 28 – SEGMENT ANALYSIS

Effective September 30, 2013, we implemented changes in our reportable segments. The changes are a result of management’s assessment of the usefulness and materiality of certain of our historic reportable segments. The effect of the change is that we now report the following five business segments: “Private Client Group;” “Capital Markets;” “Asset Management;” RJ Bank; and the “Other” segment.  Prior period segment balances impacted by this change in reportable segments have been reclassified to conform to the current presentation.

The business segments are determined based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. The financial results of our segments are presented using the same policies as those described in Note 2, “Summary of Significant Accounting Policies.” Segment data includes charges allocating corporate overhead and benefits to each segment. Intersegment revenues, charges, receivables and payables are eliminated upon consolidation.

Index

The Private Client Group segment includes the retail branches of our broker-dealer subsidiaries located throughout the U.S., Canada and the United Kingdom. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance products to their individual clients. The segment includes net interest earnings on client margin loans and cash balances and certain fee revenues generated by the multi-bank aspect of the RJBDP. Additionally, this segment includes the activities associated with the borrowing and lending of securities to and from other broker-dealers, financial institutions and other counterparties, generally as an intermediary or to facilitate RJ&A’s clearance and settlement obligations and the correspondent clearing services that we provide to other broker-dealer firms.

The Capital Markets segment includes institutional sales and trading in the U.S., Canada and Europe. We provide securities brokerage, trading, and research services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. This segment also includes our management of and participation in underwritings, merger and acquisition services, public finance activities, the operations of RJTCF, and our Latin American joint ventures.

The Asset Management segment includes the operations of Eagle, the Eagle Family of Funds, the asset management operations of RJ&A, trust services of RJT, and other fee-based asset management programs.

RJ Bank originates and purchases C&I loans, commercial and residential real estate loans, as well as consumer loans, all of which are funded primarily by cash balances swept from the investment accounts of our broker-dealer subsidiaries’ clients.

The Other segment includes our principal capital and private equity activities as well as various corporate costs of RJF that are not allocated to operating segments including the interest cost on our public debt, the acquisition and integration costs primarily associated with our acquisition of Morgan Keegan, and the loss associated with the securities repurchased in prior years as a result of the ARS settlement (see Note 7 for additional information).

Information concerning operations in these segments of business is as follows:

	Year ended September 30,
	2013		2012		2011
	(in thousands)
Revenues:
Private Client Group	$2,930,603		$2,484,670		$2,192,422
Capital Markets	945,477		820,852		707,460
Asset Management	292,817		237,224		226,511
RJ Bank	356,130		345,693		281,992
Other	126,401		58,412		27,329
Intersegment eliminations	(55,630)		(48,951)		(35,828)
Total revenues(1)	$4,595,798		$3,897,900		$3,399,886
Income (loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$230,315		$215,091		$220,299
Capital Markets	102,171		75,755		82,521
Asset Management	96,300		67,241		66,176
RJ Bank	267,714		240,158		172,993
Other	(132,313)	(2)	(126,720)	(2)	(80,742)	(3)
Pre-tax income excluding noncontrolling interests	564,187		471,525		461,247
Add: net loss attributable to noncontrolling interests	29,723		(3,604)		(10,502)
Income including noncontrolling interests and before provision for income taxes	$593,910		$467,921		$450,745

(1)	No individual client accounted for more than ten percent of total revenues in any of the years presented.

(2)
The Other segment includes acquisition related expenses pertaining to our acquisitions in the amount of $73.5 million and $59.3 million for the years ended September 30, 2013 and 2012, respectively (see Note 3 for further information regarding our acquisitions).

(3)	The Other segment for the year ended September 30, 2011 includes a $41 million loss provision for auction rate securities (see Note 7 for additional information).

Index

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Net interest income (expense):
Private Client Group	$85,301	$84,827	$71,724
Capital Markets	4,076	6,641	6,166
Asset Management	81	(17)	107
RJ Bank	338,844	322,024	271,306
Other	(65,074)	(51,586)	(22,815)
Net interest income	$363,228	$361,889	$326,488

The following table presents our total assets on a segment basis:

	September 30,
	2013	2012
	(in thousands)
Total assets:
Private Client Group (1)	$7,649,030	$6,917,562
Capital Markets (2)	2,548,663	2,558,143
Asset Management	149,436	81,838
RJ Bank	10,489,524	9,701,996
Other	2,349,469	1,900,726
Total	$23,186,122	$21,160,265

(1)	Includes $174 million and $173 million of goodwill at September 30, 2013 and 2012, respectively.

(2)	Includes $121 million and $127 million of goodwill at September 30, 2013 and 2012, respectively.

We have operations in the United States, Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Revenues:
United States	$4,177,712	$3,500,982	$2,947,633
Canada	310,616	297,348	339,067
Europe	83,744	78,221	63,665
Other	23,726	21,349	49,521
Total	$4,595,798	$3,897,900	$3,399,886

Pre-tax income excluding noncontrolling interests:
United States	$543,093	$450,731	$416,955
Canada	28,470	29,593	42,333
Europe	(8,032)	(1,839)	(2,312)
Other	656	(6,960)	4,271
Total	$564,187	$471,525	$461,247

Index

Our total assets, classified by major geographic area in which they are held, are presented below:

	September 30,
	2013	2012
	(in thousands)
Total assets:
United States (1)	$21,154,293	$19,296,197
Canada(2)	1,965,648	1,788,883
Europe(3)	26,415	42,220
Other	39,766	32,965
Total	$23,186,122	$21,160,265

(1)	Includes $262 million and $260 million of goodwill at September 30, 2013 and 2012, respectively.

(2)	Includes $33 million of goodwill at September 30, 2013 and 2012.

(3)	Includes $7 million of goodwill at September 30, 2012.

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

Our principal domestic broker-dealer subsidiaries of the Parent, RJ&A and RJFS, are required by regulations to maintain a minimum amount of net capital (other non-bank subsidiaries of the Parent are also required by regulations to maintain a minimum amount of net capital, but those other subsidiaries are relatively insignificant). RJ&A is further required by certain covenants in its borrowing agreements to maintain net capital equal to 10% of aggregate debit balances. At September 30, 2013, each of these brokerage subsidiaries far exceeded their minimum net capital requirements. See Note 25 for further information.

RJ Bank has net assets of approximately $1 billion as of September 30, 2013.

Subsidiary net assets of approximately $1.4 billion are restricted from being transferred from certain subsidiaries to the Parent as of September 30, 2013, under regulatory or other restrictions.

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

Index

The following table presents the Parent’s statement of financial condition:

	September 30,
	2013		2012
	(in thousands)
Assets:
Cash and cash equivalents	$274,747		$259,129
Intercompany receivables from subsidiaries:
Bank subsidiary	44		—
Non-bank subsidiaries (1)	920,827		558,051
Investments in consolidated subsidiaries:
Bank subsidiary	1,106,742		1,038,449
Non-bank subsidiaries	2,393,035		2,515,223
Property and equipment, net	10,546		14,398
Goodwill and identifiable intangible assets, net	31,954	(2)	274,309
Other assets	634,446		241,716
Total assets	$5,372,341		$4,901,275

Liabilities and equity:
Trade and other	66,159		91,628
Intercompany payables to subsidiaries:
Bank subsidiary	—		39
Non-bank subsidiaries	217,497		263,717
Accrued compensation and benefits	276,916		128,294
Corporate debt	1,148,845		1,148,657
Total liabilities	1,709,417		1,632,335
Equity	3,662,924		3,268,940
Total liabilities and equity	$5,372,341		$4,901,275

(1)
Of the total receivable from non-bank subsidiaries, $760 million and $446 million at September 30, 2013 and 2012, respectively, is invested in cash and cash equivalents by the subsidiary on behalf of the Parent.

(2)
The decrease in goodwill and identifiable intangible assets as of September 30, 2013 compared to the prior year period is primarily the result of the mid-February 2013 transfers of the client accounts of MK & Co. to RJ&A pursuant to our Morgan Keegan acquisition integration strategy (see Note 3 for additional information regarding the Morgan Keegan acquisition). Such transfers constitute transfers of businesses amongst entities under common control of RJF. Accordingly, the goodwill arising from the Morgan Keegan acquisition which had been maintained on the Parent’s statement of financial condition was pushed-down to the statement of financial condition of the subsidiary that received the transferred businesses. There was no impact on the Consolidated Statements of Financial Condition associated with these intercompany transfers. See Note 13 for additional information regarding goodwill and identifiable intangible assets.

Index

The following table presents the Parent’s statement of income:

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Revenues:
Dividends from non-bank subsidiaries	$822,996	$433,643	$164,121
Dividends from bank subsidiary	100,000	75,000	100,000
Interest from subsidiaries	1,966	1,876	1,068
Interest	2,510	322	240
Other, net	6,017	7,391	7,762
Total revenues	933,489	518,232	273,191

Expenses:
Compensation and benefits	43,673	38,027	28,214
Communications and information processing	5,029	4,624	3,821
Occupancy and equipment costs	1,005	1,188	1,112
Business development	16,506	12,613	11,684
Interest	78,244	61,122	31,309
Other	9,608	26,716	5,894
Intercompany allocations and charges	(33,115)	(25,360)	(28,757)
Total expenses	120,950	118,930	53,277

Income before income tax benefits and equity in undistributed net income of subsidiaries	812,539	399,302	219,914
Income tax benefits	(54,047)	(48,575)	(11,037)
Income before equity in undistributed net income of subsidiaries	866,586	447,877	230,951
Equity in undistributed net income of subsidiaries	(499,432)	(152,008)	47,402
Net income	$367,154	$295,869	$278,353

Other comprehensive income, net of tax:
Change in unrealized gain on available for sale securities and non-credit portion of other-than-temporary impairment losses	—	2	—
Total comprehensive income	$367,154	$295,871	$278,353

Index

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$367,154	$295,869	$278,353
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investments	(11,264)	(6,286)	(6,758)
(Gain) loss on company-owned life insurance	(24,907)	(22,848)	3,208
Equity in undistributed net income of subsidiaries	499,432	152,008	(47,402)
Other, net	(120,340)	57,221	40,917
Net change in:
Intercompany receivables	(68,635)	(35,456)	(254,735)
Other	33,584	(266,467)	12,406
Intercompany payables	(214,415)	239,669	(6,090)
Trade and other	10,017	22,034	12,093
Accrued compensation and benefits	148,622	44,156	5,144
Net cash provided by operating activities	619,248	479,900	37,136

Cash flows from investing activities:
Investments in and advances to subsidiaries, net	(384,622)	(278,590)	(264,000)
Purchases of investments, net	(171,677)	3,258	(5,859)
Purchase of investments in company-owned life insurance, net	(15,017)	(18,271)	(12,224)
Acquisition of subsidiary	—	(1,073,621)	—
Net cash used in investing activities	(571,316)	(1,367,224)	(282,083)

Cash flows from financing activities:
Proceeds from borrowed funds, net	—	586,860	249,498
Proceeds from issuance of shares in registered public offering	—	362,823	—
Exercise of stock options and employee stock purchases	55,997	33,811	47,383
Purchase of treasury stock	(11,718)	(20,860)	(23,111)
Dividends on common stock	(76,593)	(68,782)	(63,090)
Net cash (used in) provided by financing activities	(32,314)	893,852	210,680
Net increase (decrease) in cash and cash equivalents	15,618	6,528	(34,267)
Cash and cash equivalents at beginning of year	259,129	252,601	286,868
Cash and cash equivalents at end of year	$274,747	$259,129	$252,601

Supplemental disclosures of cash flow information:
Cash paid for interest	$78,439	$49,155	$25,800
Cash received for income taxes, net	$(100,179)	$(74,501)	$(15,613)

Supplemental disclosures of noncash investing activity:
Investments in subsidiaries	$457,048	$153,854	$40,359

Index

SUPPLEMENTARY DATA:

SELECTED QUARTERLY FINANCIAL DATA
(unaudited)

Fiscal year 2013	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in thousands, except per share data)
Revenues	$1,137,509	$1,170,298	$1,137,728	$1,150,263
Net revenues	$1,109,488	$1,143,095	$1,109,536	$1,123,308
Non-interest expenses	$962,321	$983,792	$980,639	$964,765
Income including noncontrolling interests and before provision for income taxes	$147,167	$159,303	$128,897	$158,543
Net income attributable to Raymond James Financial, Inc.	$85,874	$79,960	$83,862	$117,458
Net income per share - basic (1)	$0.62	$0.57	$0.60	$0.84
Net income per share - diluted	$0.61	$0.56	$0.59	$0.82
Dividends declared per share	$0.14	$0.14	$0.14	$0.14

Fiscal year 2012	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in thousands, except per share data)
Revenues	$798,817	$889,853	$1,115,762	$1,093,468
Net revenues	$782,777	$871,937	$1,086,208	$1,065,609
Non-interest expenses	$678,129	$764,035	$948,217	$948,229
Income including noncontrolling interests and before provision for income taxes	$104,648	$107,902	$137,991	$117,380
Net income attributable to Raymond James Financial, Inc.	$67,325	$68,869	$76,350	$83,325
Net income per share - basic (1)	$0.53	$0.52	$0.55	$0.60
Net income per share - diluted	$0.53	$0.52	$0.55	$0.60
Dividends declared per share	$0.13	$0.13	$0.13	$0.13

(1)	Due to rounding the quarterly results do not sum to the total for the year.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2013. KPMG LLP, who audited and reported on our consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of September 30, 2013 (included below).

Index

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Raymond James Financial, Inc.:
We have audited Raymond James Financial, Inc.’s (the Company) internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Raymond James Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2013, and our report dated November 26, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
November 26, 2013
Tampa, Florida
Certified Public Accountants

Index

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers appears in Part I, Item 1 of this form 10-K. The balance of the information required by Item 10 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders. Such proxy statement is expected to be filed with the SEC prior to January 15, 2014.

Item 11, 12, 13 and 14.

The information required by Items 11, 12, 13 and 14 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders. Such proxy statement is expected to be filed with the SEC prior to January 15, 2014.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibit listing

See the following pages.

Index

Exhibit Number		Description
3.1
Restated Articles of Incorporation of Raymond James Financial, Inc. as filed with the Secretary of State of Florida on November 25, 2008, incorporated by reference to Exhibit 3(i).1 as filed with Form 10-K on November 28, 2008.

3.2
Amended and Restated By-Laws of Raymond James Financial, Inc. reflecting amendments adopted by the Board of Directors on November 29, 2012, incorporated by reference to Exhibit 3.2 as filed with Form 8-K on November 30, 2012.

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

10.8	*	Letter agreement dated February 25, 2009 between Raymond James Financial, Inc. and Paul Reilly, incorporated by reference to Exhibit No. 10.14 as filed with Form 8-K on March 3, 2009.

10.9	*
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

Index

Exhibit Number		Description
10.10.2	*
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

10.13.1
Uncommitted Line of Credit Agreement, dated as September 27, 2011, between Raymond James Financial, Inc. and Fifth Third Bank, incorporated by reference to Exhibit 10.17 as filed with Form 10-K on November 23, 2011.

10.13.2		Fifth Third Bank Uncommitted Line of Credit Agreement Extension Letter dated September 25, 2012, Bank, incorporated by reference to Exhibit 10.16.2 as filed with Form 10-K on November 23, 2012.

10.13.3		Fifth Third Bank Uncommitted Line of Credit Agreement Extension Letter dated March 22, 2013, incorporated by reference to Exhibit 10.16.3 as filed with Form 10-Q on May 9, 2013.

10.14	*	Amended and Restated Raymond James Financial Long-Term Incentive Plan, as further amended and restated effective August 22, 2013, filed herewith.

10.15
Stock Purchase Agreement, dated January 11, 2012, between Raymond James Financial, Inc. and Regions Financial Corporation (excluding certain exhibits and schedules), incorporated by reference to Exhibit 10.19 as filed with Form 8-K on January 12, 2012.

10.16.1	*
Raymond James Financial, Inc. 2012 Stock Incentive Plan, incorporated by reference to Appendix A to Definitive Proxy Statement for the Annual Meeting of Shareholders held February 23, 2012, filed January 25, 2012.

10.16.2	*	Form of Contingent Stock Option Agreement under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.22 as filed with Form 10-Q on May 9, 2012.

10.16.3	*	Form of Stock Option Agreement under 2012 Stock Incentive Plan, as revised and approved on August 21, 2013, filed herewith.

10.16.4	*	Form of Restricted Stock Unit Agreement for Non-Bonus Award (Employee/Independent Contractor) under 2012 Stock Incentive Plan, as revised and approved on August 21, 2013, filed herewith.

10.16.5	*	Form of Restricted Stock Unit Agreement for Non-Employee Director under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.25 as filed with Form 10-Q on May 9, 2012.

10.16.6	*	Form of Restricted Stock Unit Agreement for Stock Bonus Award under 2012 Stock Incentive Plan, as revised and approved on August 21, 2013, filed herewith.

10.16.7	*
Form of Restricted Stock Unit Agreement for John C. Carson, Jr. (Performance-based Retention Award) under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.27 as filed with Form 10-Q on May 9, 2012.

10.16.8	*
Form of Restricted Stock Unit Agreement for Performance Based Restricted Stock Unit Award under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.20.8 as filed with Form 10-Q on February 8, 2013.

Index

Exhibit Number		Description
10.17	*
Employment Agreement, dated January 11, 2012, as amended and restated as of April 20, 2012, by and between Raymond James Financial, Inc. and John C. Carson, Jr., incorporated by reference to Exhibit 10.1 as filed with Form 8-K on April 25, 2012.

10.18		Revolving Credit Agreement, dated as of November 14, 2012, by Regions Bank and RJ Securities, Inc., incorporated by reference to Exhibit 10.23 as filed with Form 8-K on November 16, 2012.

10.19	*
Raymond James Financial, Inc. Voluntary Deferred Compensation Plan effective January 1, 2013, including the related Non-Qualified Deferred Compensation Plan Summary, incorporated by reference to Exhibit 10.24 as filed with Form 10-Q on February 8, 2013.

10.20	*	Form of Raymond James Financial, Inc. Restricted Cash Agreement dated as of March 31, 2013, incorporated by reference to Exhibit 99.1 as filed with Form 8-K on March 20, 2013.

11		Computation of Earnings per Share is set forth in Note 27 of the Notes to Consolidated Financial Statements in this Form 10-K.

12		Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends, filed herewith.

14.1		Code of Ethics for Senior Financial Officers as amended on August 23, 2007, incorporated by reference to Exhibit 14.1 as filed with Form 10-K on November 28, 2008.

14.2		Business Ethics and Corporate Policy as amended on November 27, 2007, incorporated by reference to Exhibit 14.2 as filed with Form 10-K on November 29, 2007.

21		List of Subsidiaries, filed herewith.

23		Consent of KPMG LLP, filed herewith.

31.1		Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

31.2		Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

32		Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

99.(i).1		Charter of the Audit Committee of the Board of Directors as revised on November 28, 2012, incorporated by reference to Exhibit 99.(i).1 as filed with Form 10-Q on May 9, 2013.

99.(i).2		Charter of the Corporate Governance, Nominating and Compensation Committee as revised on February 22, 2013, incorporated by reference to Exhibit 99.(i).2 as filed with Form 10-Q on May 9, 2013.

99.(i).3		Raymond James Financial, Inc. Corporate Governance Principles as revised on February 22, 2013, incorporated by reference to Exhibit 99.(i).3 as filed with Form 10-Q on May 9, 2013.

* Indicates a management contract or compensatory plan or arrangement in which a director or named executive officer participates.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 26th day of November, 2013.

RAYMOND JAMES FINANCIAL, INC.

By /s/ PAUL C. REILLY
Paul C. Reilly, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL C. REILLY	Chief Executive Officer and Director	November 26, 2013
Paul C. Reilly

/s/ THOMAS A. JAMES	Executive Chairman and Director	November 26, 2013
Thomas A. James

/s/ SHELLEY G. BROADER	Director	November 26, 2013
Shelley G. Broader

/s/ FRANCIS S. GODBOLD	Vice Chairman and Director	November 26, 2013
Francis S. Godbold

/s/ H. WILLIAM HABERMEYER, JR	Director	November 26, 2013
H. William Habermeyer, Jr.

/s/ CHET B. HELCK	Executive Vice President and Director	November 26, 2013
Chet B. Helck

/s/ GORDON L. JOHNSON	Director	November 26, 2013
Gordon L. Johnson

/s/ ROBERT P. SALTZMAN	Director	November 26, 2013
Robert P. Saltzman

/s/ HARDWICK SIMMONS	Director	November 26, 2013
Hardwick Simmons

/s/ SUSAN N. STORY	Director	November 26, 2013
Susan N. Story

/s/ JEFFREY P. JULIEN	Executive Vice President - Finance,	November 26, 2013
Jeffrey P. Julien	Chief Financial Officer and Treasurer

/s/ JENNIFER C. ACKART	Senior Vice President and Controller	November 26, 2013
Jennifer C. Ackart	(Principal Accounting Officer)