Form 10-Q
period 2013-12-31
RAYMOND JAMES FINANCIAL INC
filed 2014-02-07
CIK 720005

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013
or

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

140,747,875 shares of common stock as of February 3, 2014

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Form 10-Q for the quarter ended December 31, 2013

Index

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31, 2013	September 30, 2013
	(in thousands)
Assets:
Cash and cash equivalents	$2,801,952	$2,596,616
Assets segregated pursuant to regulations and other segregated assets	2,592,164	4,064,827
Securities purchased under agreements to resell and other collateralized financings	638,893	709,120
Financial instruments, at fair value:
Trading instruments	453,046	579,705
Available for sale securities	659,537	698,844
Private equity investments	209,977	216,391
Other investments	259,062	248,512
Derivative instruments associated with offsetting matched book positions	209,438	250,341
Receivables:
Brokerage clients, net	1,899,057	1,983,340
Stock borrowed	134,706	146,749
Bank loans, net	9,312,762	8,821,201
Brokers-dealers and clearing organizations	88,697	243,101
Loans to financial advisors, net	412,566	409,080
Other	417,485	407,329
Deposits with clearing organizations	127,028	126,405
Prepaid expenses and other assets	639,603	611,425
Investments in real estate partnerships held by consolidated variable interest entities	268,786	272,096
Property and equipment, net	241,109	244,416
Deferred income taxes, net	198,997	195,160
Goodwill and identifiable intangible assets, net	359,630	361,464
Total assets	$21,924,495	$23,186,122

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(continued from previous page)

	December 31, 2013	September 30, 2013
	($ in thousands)
Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$216,553	$220,656
Securities sold under agreements to repurchase	345,701	300,933
Derivative instruments associated with offsetting matched book positions, at fair value	209,438	250,341
Payables:
Brokerage clients	4,189,121	5,942,843
Stock loaned	250,752	354,377
Bank deposits	10,005,438	9,295,371
Brokers-dealers and clearing organizations	73,401	109,611
Trade and other	608,611	630,344
Other borrowings	78,767	84,076
Accrued compensation, commissions and benefits	574,777	741,787
Loans payable of consolidated variable interest entities	52,738	62,938
Corporate debt	1,193,610	1,194,508
Total liabilities	17,798,907	19,187,785
Commitments and contingencies (see Note 16)
Equity
Preferred stock; $.10 par value; authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Common stock; $.01 par value; authorized 350,000,000 shares; issued 145,286,113 at December 31, 2013 and 144,559,772 at September 30, 2013	1,436	1,429
Additional paid-in capital	1,171,989	1,136,298
Retained earnings	2,728,175	2,635,026
Treasury stock, at cost; 5,086,328 common shares at December 31, 2013 and 5,002,666 common shares at September 30, 2013	(125,069)	(120,555)
Accumulated other comprehensive income	5,545	10,726
Total equity attributable to Raymond James Financial, Inc.	3,782,076	3,662,924
Noncontrolling interests	343,512	335,413
Total equity	4,125,588	3,998,337
Total liabilities and equity	$21,924,495	$23,186,122

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
	2013	2012
	(in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$782,180	$738,584
Investment banking	79,797	84,870
Investment advisory fees	93,414	62,070
Interest	117,093	123,126
Account and service fees	93,574	88,451
Net trading profit	18,151	9,339
Other	24,565	31,069
Total revenues	1,208,774	1,137,509
Interest expense	25,372	28,021
Net revenues	1,183,402	1,109,488
Non-interest expenses:
Compensation, commissions and benefits	804,945	762,548
Communications and information processing	61,854	60,366
Occupancy and equipment costs	39,685	39,478
Clearance and floor brokerage	9,954	10,168
Business development	32,244	30,629
Investment sub-advisory fees	11,799	8,050
Bank loan loss provision	1,636	2,923
Acquisition related expenses	—	17,382
Other	42,473	30,777
Total non-interest expenses	1,004,590	962,321
Income including noncontrolling interests and before provision for income taxes	178,812	147,167
Provision for income taxes	62,291	53,273
Net income including noncontrolling interests	116,521	93,894
Net (loss) income attributable to noncontrolling interests	(112)	8,020
Net income attributable to Raymond James Financial, Inc.	$116,633	$85,874

Net income per common share – basic	$0.83	$0.62
Net income per common share – diluted	$0.81	$0.61
Weighted-average common shares outstanding – basic	139,089	136,524
Weighted-average common and common equivalent shares outstanding – diluted	142,597	138,694

Net income attributable to Raymond James Financial, Inc.	$116,633	$85,874
Other comprehensive income (loss), net of tax:(1)
Change in unrealized losses on available for sale securities and non-credit portion of other-than-temporary impairment losses	1,094	10,138
Change in currency translations and net investment hedges	(6,275)	(3,686)
Total comprehensive income	$111,452	$92,326

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$1,584	$3,354
Portion of pre-tax recoveries recognized in other comprehensive income	(1,611)	(3,739)
Net impairment losses recognized in other revenue	$(27)	$(385)

(1)	All components of other comprehensive income, net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended December 31,
	2013	2012
	(in thousands, except per share amounts)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,429	$1,404
Other issuances	7	13
Balance, end of period	1,436	1,417

Additional paid-in capital:
Balance, beginning of year	1,136,298	1,030,288
Employee stock purchases	3,391	3,273
Exercise of stock options and vesting of restricted stock units, net of forfeitures	7,460	18,542
Restricted stock, stock option and restricted stock unit expense	19,148	17,154
Excess tax benefit from share-based payments	5,923	2,071
Other	(231)	252
Balance, end of period	1,171,989	1,071,580

Retained earnings:
Balance, beginning of year	2,635,026	2,346,563
Net income attributable to Raymond James Financial, Inc.	116,633	85,874
Cash dividends declared	(23,188)	(19,466)
Other	(296)	(410)
Balance, end of period	2,728,175	2,412,561

Treasury stock:
Balance, beginning of year	(120,555)	(118,762)
Purchases/surrenders	(1,850)	(6,899)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(2,664)	4,005
Balance, end of period	(125,069)	(121,656)

Accumulated other comprehensive income:(1)
Balance, beginning of year	$10,726	$9,447
Net change in unrealized losses on available for sale securities and non-credit portion of other-than-temporary impairment losses, net of tax	1,094	10,138
Net change in currency translations and net investment hedges, net of tax	(6,275)	(3,686)
Balance, end of period	5,545	15,899
Total equity attributable to Raymond James Financial, Inc.	$3,782,076	$3,379,801

Noncontrolling interests:
Balance, beginning of year	$335,413	$411,342
Net (loss) income attributable to noncontrolling interests	(112)	8,020
Capital contributions	11,682	13,281
Distributions	(8,345)	(9,972)
Consolidation of acquired entity (2)	—	7,592
Other	4,874	(482)
Balance, end of period	343,512	429,781
Total equity	$4,125,588	$3,809,582

(1)	All components of other comprehensive income, net of tax, are attributable to Raymond James Financial, Inc.

(2)	On December 24, 2012, we acquired a 45% interest in ClariVest Asset Management, LLC, see Notes 1 and 3 for discussion.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended December 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$116,633	$85,874
Net (loss) income attributable to noncontrolling interests	(112)	8,020
Net income including noncontrolling interests	116,521	93,894

Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	16,609	16,418
Deferred income taxes	(4,343)	2,104
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	(6,664)	(4,501)
Provisions for loan losses, legal proceedings, bad debts and other accruals	5,265	3,954
Share-based compensation expense	20,876	17,783
Other	(8,685)	3,455
Net change in:
Assets segregated pursuant to regulations and other segregated assets	1,472,663	(637,306)
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	114,995	(8,309)
Stock loaned, net of stock borrowed	(91,582)	(129,825)
(Loans provided to) repayments of loans, to financial advisors, net	(7,058)	2,196
Brokerage client receivables and other accounts receivable, net	228,526	225,982
Trading instruments, net	117,067	(27,780)
Prepaid expenses and other assets	6,767	(46,978)
Brokerage client payables and other accounts payable	(1,812,395)	958,958
Accrued compensation, commissions and benefits	(168,328)	(154,518)
Proceeds from sales of securitizations and loans held for sale, net of purchases and originations of loans held for sale	22,205	(75,467)
Excess tax benefits from share-based payment arrangements	(5,923)	(2,071)
Net cash provided by operating activities	16,516	237,989

Cash flows from investing activities:
Additions to property and equipment	(12,691)	(18,935)
Increase in bank loans, net	(585,879)	(427,886)
Proceeds from sales of loans held for investment	57,973	40,815
Purchases of private equity and other investments, net of sales	(14,821)	(4,422)
Purchases of available for sale securities	(1,306)	(26)
Available for sale securities maturations, repayments and redemptions	51,060	35,144
Proceeds from sales of available for sale securities	370	—
Investments in real estate partnerships held by consolidated variable interest entities, net of other investing activity	—	(864)
Business acquisition, net of cash acquired	—	(6,450)
Net cash used in investing activities	$(505,294)	$(382,624)

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued from previous page)

	Three months ended December 31,
	2013	2012
	(in thousands)
Cash flows from financing activities:
Proceeds from borrowed funds, net	$367	$132,000
Repayments of borrowed funds, net	(6,621)	(129,150)
Repayments of borrowings by consolidated variable interest entities which are real estate partnerships	(10,956)	(11,344)
Proceeds from capital contributed to and borrowings of consolidated variable interest entities which are real estate partnerships	11,666	13,224
Exercise of stock options and employee stock purchases	10,598	26,849
Increase in bank deposits	710,067	346,952
Purchase of treasury stock	(5,028)	(8,271)
Dividends on common stock	(20,280)	(17,968)
Excess tax benefits from share-based payment arrangements	5,923	2,071
Net cash provided by financing activities	695,736	354,363

Currency adjustment:
Effect of exchange rate changes on cash	(1,622)	(2,041)
Net increase in cash and cash equivalents	205,336	207,687
Cash and cash equivalents at beginning of year	2,596,616	1,980,020
Cash and cash equivalents at end of period	$2,801,952	$2,187,707

Supplemental disclosures of cash flow information:
Cash paid for interest	$24,448	$27,093
Cash paid for income taxes	$78,074	$10,650
Non-cash transfers of loans to other real estate owned	$989	$596

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2013

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100% owned subsidiaries. In addition we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 on pages 120 - 122 in the section titled, “Evaluation of VIEs to determine whether consolidation is required” as presented in our Annual Report on Form 10-K for the year ended September 30, 2013, as filed with the United States (“U.S.”) Securities and Exchange Commission (the “2013 Form 10-K”) and in Note 9 herein. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

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

The nature of our business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in our 2013 Form 10-K. To prepare condensed consolidated financial statements in conformity with GAAP, we must make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could have a material impact on the condensed consolidated financial statements.

Fiscal year 2013 Acquisition

On December 24, 2012, we completed our acquisition of a 45% interest in ClariVest Asset Management, LLC (“ClariVest”), an acquisition that bolsters our platform in the large-cap investment objective. See Note 3 for additional information.

Adoption of new accounting guidance

In December 2011, and further amended in January 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring additional disclosures regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments.  Specifically, this new guidance requires additional information about derivatives, repurchase agreements, reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This new guidance is first effective for our quarter ended December 31, 2013.  See Note 14 for these additional disclosures.

Index

In February 2013, the FASB issued new guidance intended to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). The new guidance requires us to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, we are required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This new guidance is first effective for our quarter ended December 31, 2013.  See Note 17 for these additional disclosures.

Significant subsidiaries

As of December 31, 2013, our significant subsidiaries, all wholly owned, include: Raymond James & Associates, Inc. (“RJ&A”) a domestic broker-dealer carrying client accounts, Raymond James Financial Services, Inc. (“RJFS”) an introducing domestic broker-dealer, Raymond James Financial Services Advisors, Inc. (“RJFSA”) a registered investment advisor, Raymond James Ltd. (“RJ Ltd.”) a broker-dealer headquartered in Canada, Eagle Asset Management, Inc. (“Eagle”), and Raymond James Bank, N.A. (“RJ Bank”), a national bank.

In mid-February 2013, the client accounts of Morgan Keegan & Company, Inc. (a broker-dealer hereinafter referred to as “MK & Co.”), a subsidiary which we had considered in certain prior periods to be a significant subsidiary, were transferred to RJ&A pursuant to our strategy to integrate the operations of MK & Co. and MK Holding, Inc. and certain of its affiliates (collectively referred to hereinafter as “Morgan Keegan”) into our own. RJF acquired Morgan Keegan from Regions Financial Corporation (“Regions”) on April 2, 2012 (the “Closing Date”).

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 on pages 104 - 122 of our 2013 Form 10-K. There have been no significant changes in our significant accounting policies since September 30, 2013.
Brokerage client receivables, loans to financial advisors and allowance for doubtful accounts
As more fully described in Note 2, page 112, of our 2013 Form 10-K, we have certain financing receivables that arise from businesses other than our banking business. Specifically, we offer loans to financial advisors and certain key revenue producers, primarily for recruiting and retention purposes. We present the outstanding balance of loans to financial advisors on our Condensed Consolidated Statements of Financial Condition, net of their applicable allowances for doubtful accounts. The allowance for doubtful accounts balance associated with all of our loans to financial advisors is $2.7 million and $2.8 million at December 31, 2013 and September 30, 2013, respectively. Of the December 31, 2013 loans to financial advisors, the portion of the balance associated with financial advisors who are no longer affiliated with us, after consideration of the allowance for doubtful accounts, is approximately $3.4 million.
Reclassifications
As more fully described in Note 1 page 104, and Note 28 page 187, of our 2013 Form 10-K, effective September 30, 2013 we implemented changes in our reportable segments. These segment changes had no effect on the historical financial results of operations. Prior period segment balances impacted by this change have been reclassified to conform to the current presentation. See Note 23 for presentation of segment information.
Certain other prior period amounts, none of which are material, have been reclassified to conform to the current presentation.

NOTE 3 – ACQUISITIONS

Acquisitions during fiscal year 2013

On December 24, 2012, (the “ClariVest Acquisition Date”) we completed our acquisition of a 45% interest in ClariVest. On the ClariVest Acquisition Date, we paid approximately $8.8 million in cash to the sellers for our interest. A computation based upon the actual earnings of ClariVest during the one year period since the ClariVest Acquisition Date has been performed and an estimate of the additional contingent consideration owed to the sellers has been reflected in these condensed consolidated financial statements.

Index

As a result of certain protective rights we have under the operating agreement with ClariVest, we are consolidating ClariVest in our financial statements as of the ClariVest Acquisition Date. In addition, a put and call agreement was entered into on the ClariVest Acquisition Date that provides our Eagle subsidiary with various paths to majority ownership in ClariVest, the timing of which would depend upon the financial results of ClariVest’s business and the tenure of existing ClariVest management. The results of operations of ClariVest have been included in our results prospectively since December 24, 2012. For the purposes of certain acquisition related financial reporting requirements, the ClariVest acquisition is not considered to be material to our overall financial condition.

See Note 10 for information regarding the identifiable intangible assets we recorded as a result of the ClariVest acquisition.

Acquisition related expense

Acquisition related expenses are recorded in the Condensed Consolidated Statement of Income and Comprehensive Income and include certain incremental expenses arising from our acquisitions.  Acquisition related expenses in the current period are no longer material for separate disclosure since our integration of Morgan Keegan was substantially complete as of September 30, 2013. In the prior year period, we incurred the following acquisition related expense:

Three months ended December 31, 2012
(in thousands)
Information systems integration and conversion costs (1)	$12,164
Financial advisory fees	1,176
Occupancy and equipment costs (2)	566
Severance (3)	399
Temporary services	214
Legal	24
Other integration costs	2,839
Total acquisition related expense	$17,382

(1)	Includes equipment costs related to the disposition of information systems equipment, and temporary services incurred specifically related to the information systems conversion.

(2)	Includes lease costs associated with the abandonment of certain facilities resulting from the Morgan Keegan acquisition.

(3)
Represents all costs associated with eliminating positions as a result of the Morgan Keegan acquisition, partially offset by the favorable impact arising from the forfeiture of any unvested accrued benefits.

Index

NOTE 4 – CASH AND CASH EQUIVALENTS, ASSETS SEGREGATED PURSUANT TO REGULATIONS, AND DEPOSITS WITH CLEARING ORGANIZATIONS

Our cash equivalents include money market funds or highly liquid investments with original maturities of 90 days or less, other than those used for trading purposes.  For discussion of our accounting policies regarding assets segregated pursuant to regulations and other segregated assets, see Note 2 on page 106 of our 2013 Form 10-K.

Our cash and cash equivalents, assets segregated pursuant to regulations or other segregated assets, and deposits with clearing organization balances are as follows:

	December 31, 2013	September 30, 2013
	(in thousands)
Cash and cash equivalents:
Cash in banks	$2,799,832	$2,593,890
Money market fund investments	2,120	2,726
Total cash and cash equivalents (1)	2,801,952	2,596,616
Cash segregated pursuant to federal regulations and other segregated assets (2)	2,592,164	4,064,827
Deposits with clearing organizations (3)	127,028	126,405
	$5,521,144	$6,787,848

(1)
The total amounts presented include cash and cash equivalents of $1.07 billion and $1.02 billion as of December 31, 2013 and September 30, 2013, respectively, which are either held directly by RJF or are otherwise invested by one of our subsidiaries on behalf of RJF, and are available without restrictions.

(2)
Consists of cash maintained in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934. RJ&A as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in segregated reserve accounts for the exclusive benefit of its’ clients. Additionally, RJ Ltd. is required to hold client Registered Retirement Savings Plan funds in trust.

(3)	Consists of deposits of cash and cash equivalents or other short-term securities held by other clearing organizations or exchanges.

Index

NOTE 5 – FAIR VALUE

For a discussion of our valuation methodologies for assets, liabilities measured at fair value, and the fair value hierarchy, see Note 2, pages 107 - 111, in our 2013 Form 10-K.

There have been no material changes to our valuation methodologies since our year ended September 30, 2013.

Assets and liabilities measured at fair value on a recurring and nonrecurring basis are presented below:

December 31, 2013	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of December 31, 2013
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$38	$113,310	$—		$—	$113,348
Corporate obligations	1,959	61,822	—		—	63,781
Government and agency obligations	7,260	95,883	—		—	103,143
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	2,209	96,446	—		—	98,655
Non-agency CMOs and asset-backed securities (“ABS”)	—	6,702	13		—	6,715
Total debt securities	11,466	374,163	13		—	385,642
Derivative contracts	—	83,457	—		(61,464)	21,993
Equity securities	25,930	3,591	35		—	29,556
Other	1,405	10,251	4,199		—	15,855
Total trading instruments	38,801	471,462	4,247		(61,464)	453,046
Available for sale securities:
Agency MBS and CMOs	—	310,162	—		—	310,162
Non-agency CMOs	—	126,598	46		—	126,644
Other securities	2,151	—	—		—	2,151
Auction rate securities (“ARS”):
Municipals	—	—	108,458	(3)	—	108,458
Preferred securities	—	—	112,122		—	112,122
Total available for sale securities	2,151	436,760	220,626		—	659,537
Private equity investments	—	—	209,977	(4)	—	209,977
Other investments (5)	254,840	2,273	1,949		—	259,062
Derivative instruments associated with offsetting matched book positions	—	209,438	—		—	209,438
Other assets	—	—	15		—	15
Total assets at fair value on a recurring basis	$295,792	$1,119,933	$436,814		$(61,464)	$1,791,075

Assets at fair value on a nonrecurring basis: (6)
Bank loans, net:
Impaired loans	$—	$40,520	$50,760		$—	$91,280
Loans held for sale(7)	—	15,330	—		—	15,330
Total bank loans, net	—	55,850	50,760		—	106,610
Other real estate owned (“OREO”)(8)	—	180	—		—	180
Total assets at fair value on a nonrecurring basis	$—	$56,030	$50,760		$—	$106,790

(continued on next page)

Index

December 31, 2013	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of December 31, 2013
	(in thousands)
	(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$584	$731	$—		$—	$1,315
Corporate obligations	12	15,910	—		—	15,922
Government obligations	137,369	—	—		—	137,369
Agency MBS and CMOs	2	—	—		—	2
Total debt securities	137,967	16,641	—		—	154,608
Derivative contracts	—	69,348	—		(64,025)	5,323
Equity securities	56,555	67	—		—	56,622
Total trading instruments sold but not yet purchased	194,522	86,056	—		(64,025)	216,553
Derivative instruments associated with offsetting matched book positions	—	209,438	—		—	209,438
Trade and other payables:
Derivative contracts	—	4,744	—		—	4,744
Other liabilities	—	—	1,417	(9)	—	1,417
Total trade and other payables	—	4,744	1,417		—	6,161
Total liabilities at fair value on a recurring basis	$194,522	$300,238	$1,417		$(64,025)	$432,152

(1)
We had no transfers of financial instruments from Level 1 to Level 2 during the three months ended December 31, 2013.  We had no transfers of financial instruments from Level 2 to Level 1 during the three months ended December 31, 2013.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(2)
Where permitted, we have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists (see Note 14 for additional information regarding offsetting financial instruments).

(3)	Includes $56 million of Jefferson County, Alabama Limited Obligation School Warrants ARS.

(4)
Of the total private equity investments, the weighted-average portion we own is approximately 41%. Effectively, the economics associated with the portions of these investments we do not own become a component of noncontrolling interests on our Condensed Consolidated Statements of Financial Condition, and amounted to approximately $56 million of the total as of December 31, 2013.

(5)
Other investments include $189 million of financial instruments that are related to MK & Co.’s obligations to perform under certain of its historic deferred compensation plans (see Note 2 page 119, and Note 23, page 176, of our 2013 Form 10-K for further information regarding these plans).

(6)
Goodwill fair value measurements are classified within Level 3 of the fair value hierarchy, which are generally determined using unobservable inputs. See Note 10 for additional information regarding the annual impairment analysis.

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

Index

September 30, 2013	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of September 30, 2013
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$10	$202,816	$—		$—	$202,826
Corporate obligations	833	59,573	—		—	60,406
Government and agency obligations	6,408	106,988	—		—	113,396
Agency MBS and CMOs	155	92,994	—		—	93,149
Non-agency CMOs and ABS	—	16,957	14		—	16,971
Total debt securities	7,406	479,328	14		—	486,748
Derivative contracts	—	89,633	—		(61,524)	28,109
Equity securities	48,749	4,231	35		—	53,015
Other	1,413	6,464	3,956		—	11,833
Total trading instruments	57,568	579,656	4,005		(61,524)	579,705

Available for sale securities:
Agency MBS and CMOs	—	326,029	—		—	326,029
Non-agency CMOs	—	128,943	78		—	129,021
Other securities	2,076	—	—		—	2,076
ARS:
Municipals	—	—	130,934	(3)	—	130,934
Preferred securities	—	—	110,784		—	110,784
Total available for sale securities	2,076	454,972	241,796		—	698,844

Private equity investments	—	—	216,391	(4)	—	216,391
Other investments (5)	241,627	2,278	4,607		—	248,512
Derivative instruments associated with offsetting matched book positions	—	250,341	—		—	250,341
Other receivables	—	—	2,778	(6)	—	2,778
Other assets	—	—	15		—	15
Total assets at fair value on a recurring basis	$301,271	$1,287,247	$469,592		$(61,524)	$1,996,586

Assets at fair value on a nonrecurring basis: (7)
Bank loans, net
Impaired loans	—	33,187	59,868		—	93,055
Loans held for sale(8)	—	28,119	—		—	28,119
Total bank loans, net	—	61,306	59,868		—	121,174
OREO(9)	—	209	—		—	209
Total assets at fair value on a nonrecurring basis	$—	$61,515	$59,868		$—	$121,383

(continued on next page)

Index

September 30, 2013	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of September 30, 2013
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

(1)
We had $860 thousand transfers of financial instruments from Level 1 to Level 2 during the year ended September 30, 2013.  These transfers were a result of a decrease in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement. We had $401 thousand in transfers of financial instruments from Level 2 to Level 1 during the year ended September 30, 2013.  These transfers were a result of an increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(2)
Where permitted, we have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists (see Note 14 for additional information regarding offsetting financial instruments).

(3)	Includes $54 million of Jefferson County, Alabama Limited Obligation School Warrants ARS and $25 million of Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS.

(4)
Of the total private equity investments, the weighted-average portion we own is approximately 41%.  Effectively, the economics associated with the portions of these investments we do not own become a component of noncontrolling interests on our Condensed Consolidated Statements of Financial Condition, and amounted to approximately $63 million of the total as of September 30, 2013.

(5)
Other investments include $176 million of financial instruments that are related to obligations to perform under certain of MK & Co.’s historic deferred compensation plans (see Note 2 page 119, and Note 23, page 176, of our 2013 Form 10-K for further information regarding these plans).

(6)
Primarily comprised of forward commitments to purchase GNMA (as hereinafter defined) MBS arising from our fixed income public finance operations (see Note 20, page 171, of our 2013 Form 10-K for additional information).

(7)
Goodwill fair value measurements are classified within Level 3 of the fair value hierarchy, which are generally determined using unobservable inputs. See Note 13, pages 155 - 157, of our 2013 Form 10-K for additional information regarding the annual impairment analysis and our methods of estimating the fair value of reporting units that have an allocation of goodwill, including the key assumptions.

(8)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(9)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Condensed Consolidated Statements of Financial Condition is net of the estimated selling costs.

Index

The adjustment to fair value of the nonrecurring fair value measures for the three months ended December 31, 2013 resulted in a $104 thousand reversal of provision for loan losses and $214 thousand in other losses. The adjustment to fair value of the nonrecurring fair value measures for the three months ended December 31, 2012 resulted in $1.6 million in additional provision for loan losses and $114 thousand in other losses.

Changes in Level 3 recurring fair value measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis is presented below:

Three months ended December 31, 2013 Level 3 assets at fair value (in thousands)
Financial assets												Financial liabilities
	Trading instruments			Available for sale securities			Private equity, other investments and other assets					Payables- trade and other
	Non- agency CMOs & ABS	Equity securities	Other	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other receivables	Other assets	Other liabilities
Fair value September 30, 2013	$14	$35	$3,956	$78	$130,934	$110,784	$216,391		$4,607	$2,778	$15	$(60)
Total gains (losses) for the period:
Included in earnings	—	(1)	(169)	(27)	5,521	—	4,768	(1)	25	(2,778)	—	(1,357)
Included in other comprehensive income	—	—	—	15	(911)	1,338	—		—	—	—	—
Purchases and contributions	—	1	7,263	—	—	—	4,015		63	—	—	—
Sales	—	—	(6,851)	—	(370)	—	(7,076)		(2,698)	—	—	—
Redemptions by issuer	—	—	—	—	(26,716)	—	—		—	—	—	—
Distributions	(1)	—	—	(20)	—	—	(8,121)		(48)	—	—	—
Transfers: (2)
Into Level 3	—	—	—	—	—	—	—		—	—	—	—
Out of Level 3	—	—	—	—	—	—	—		—	—	—	—
Fair value December 31, 2013	$13	$35	$4,199	$46	$108,458	$112,122	$209,977		$1,949	$—	$15	$(1,417)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$20	$—	$(169)	$(27)	$(911)	$1,338	$2,277		$176	$—	$—	$(1,357)

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $4.4 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $400 thousand.

(2)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

Three months ended December 31, 2012 Level 3 assets at fair value (in thousands)
Financial assets											Financial liabilities
	Trading instruments				Available for sale securities			Private equity and other investments			Payables-trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Other	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other liabilities
Fair value September 30, 2012	$553	$29	$6	$5,850	$249	$123,559	$110,193	$336,927		$4,092	$(98)
Total gains (losses) for the period:
Included in earnings	—	(8)	5	(31)	(335)	23	1,164	3,388	(1)	36	—
Included in other comprehensive income	—	—	—	—	223	9,961	1,606	—		—	—
Purchases,and contributions	—	—	44	1,273	—	—	25	3,593		—	—
Sales	(553)	—	(36)	(3)	—	—	—	—		—	—
Redemptions by issuer	—	—	—	—	—	(225)	(8,012)	—		—	—
Distributions	—	(3)	—	(638)	(12)	—	—	(14,141)		(5)	—
Transfers: (2)
Into Level 3	—	—	—	—	—	—	—	—		—	—
Out of Level 3	—	—	—	—	—	—	—	—		—	—
Fair value December 31, 2012	$—	$18	$19	$6,451	$125	$133,318	$104,976	$329,767		$4,123	$(98)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$18	$3	$(31)	$(335)	$9,961	$1,606	$3,388	(1)	$76	$—

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

As of December 31, 2013, 8.2% of our assets and 2% of our liabilities are instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of December 31, 2013 represent 24.4% of our assets measured at fair value. In comparison, as of December 31, 2012, 11.7% and 3.4% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of December 31, 2012 represented 22.3% of our assets measured at fair value. The balances of our level 3 assets have decreased compared to December 31, 2012 primarily as a result of an April 2013 sale of Albion Medical Holdings, Inc., which was one of our indirect investments within our private equity portfolio, and the sale or redemption of a portion of our ARS portfolio, partially offset by valuation increases in the private equity portfolio. Level 3 instruments as a percentage of total financial instruments increased by 2% as compared to December 31, 2012. Total financial instruments at December 31, 2013, primarily trading instruments, derivative instruments associated with offsetting matched book positions, and other investments which are not level 3 financial instruments have decreased as compared to both September 30, 2013 and December 31, 2012, impacting the calculation of Level 3 assets as a percentage of total financial instruments.

Index

Gains and losses included in earnings are presented in net trading profit and other revenues in our Condensed Consolidated Statements of Income and Comprehensive Income as follows:

For the three months ended December 31, 2013	Net trading profit	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(170)	$6,152
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(149)	$1,496

For the three months ended December 31, 2012	Net trading profit	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(34)	$4,276
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(10)	$14,696

Quantitative information about level 3 fair value measurements

The significant assumptions used in the valuation of level 3 financial instruments are as follows (the table that follows includes the significant majority of the financial instruments we hold that are classified as level 3 measures):

Level 3 financial instrument	Fair value at December 31, 2013 (in thousands)	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements:
Available for sale securities:
ARS:
Municipals	$108,458	Discounted cash flow	Average discount rate(a)	3.17% - 9.12% (6.60%)
			Average interest rates applicable to future interest income on the securities(b)	0.84% - 7.94% (3.89%)
			Prepayment year(c)	2016 - 2023 (2020)
Preferred securities	$112,122	Discounted cash flow	Average discount rate(a)	3.12% - 5.18% (4.34%)
			Average interest rates applicable to future interest income on the securities(b)	1.51% - 2.79% (2.09%)
			Prepayment year(c)	2014 - 2018 (2018)
Private equity investments:	$37,849	Income or market approach:
		Scenario 1 - income approach - discounted cash flow	Discount rate(a)	14% - 15% (14%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2014 - 2015 (2014)
		Scenario 2 - market approach - market multiple method	EBITDA Multiple(d)	4.75 - 7.00 (5.39)
			Projected EBITDA growth(e)	16.3% - 16.3% (16.3%)
			Weighting assigned to outcome of scenario 1/scenario 2	86%/14%
	$172,128	Transaction price or other investment-specific events(f)	Not meaningful(f)	Not meaningful(f)
Nonrecurring measurements:
Impaired loans: residential	$25,693	Discounted cash flow	Prepayment rate	0 - 12 yrs. (7.99 yrs.)
Impaired loans: corporate	$25,067	Appraisal, discounted cash flow, or distressed enterprise value(g)	Not meaningful(g)	Not meaningful(g)

The text of the footnotes in the above table are on the following page.

Index

The text of the footnotes to the table on the previous page are as follows:

(a)	Represents discount rates used when we have determined that market participants would take these discounts into account when pricing the investments.

(b)
Future interest rates are projected based upon a forward interest rate curve, plus a spread over such projected base rate that is applicable to each future period for each security within this portfolio segment.  The interest rates presented represent the average interest rate over all projected periods for securities within the portfolio segment.

(c)	Assumed year of at least a partial redemption of the outstanding security by the issuer.

(d)	Represents amounts used when we have determined that market participants would use such multiples when pricing the investments.

(e)	Represents the projected growth in earnings before interest, taxes, depreciation and amortization (“EBITDA”) utilized in the valuation as compared to the prior periods reported EBITDA.

(f)
Certain direct private equity investments are valued initially at the transaction price until either our annual review, significant transactions occur, new developments become known, or we receive information from the fund manager that allows us to update our proportionate share of net assets, when any of which indicate that a change in the carrying values of these investments is appropriate.

(g)
The valuation techniques used for the impaired corporate loan portfolio as of December 31, 2013 were appraisals less selling costs for the collateral dependent loans, and either discounted cash flows or distressed enterprise value for the remaining impaired loans that are not collateral dependent.

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

Index

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of December 31, 2013, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

Other fair value disclosures

Many, but not all, of the financial instruments we hold are recorded at fair value in the Condensed Consolidated Statements of Financial Condition. Refer to Note 5, pages 136 - 137, of our 2013 Form 10-K for discussion of the methods and assumptions we apply to the determination of fair value of our financial instruments that are not otherwise recorded at fair value.

The estimated fair values by level within the fair value hierarchy and the carrying amounts of our financial instruments that are not carried at fair value are as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
	(in thousands)
December 31, 2013
Financial assets:
Bank loans, net(1)	$—	$79,633	$9,067,928	$9,147,561	$9,206,151

Financial liabilities:
Bank deposits	$—	$9,682,359	$328,146	$10,010,505	$10,005,438
Other borrowings	$—	$78,767	$—	$78,767	$78,767
Corporate debt	$350,000	$945,394	$—	$1,295,394	$1,193,610

September 30, 2013
Financial assets:
Bank loans, net(1)	$—	$83,012	$8,614,755	$8,697,767	$8,700,027

Financial liabilities:
Bank deposits	$—	$8,981,996	$320,196	$9,302,192	$9,295,371
Other borrowings	$—	$84,076	$—	$84,076	$84,706
Corporate debt	$352,520	$951,628	$—	$1,304,148	$1,194,508

(1)
Excludes all impaired loans and loans held for sale which have been recorded at fair value in the Condensed Consolidated Statement of Financial Condition at December 31, 2013 and September 30, 2013, respectively.

Index

NOTE 6 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	December 31, 2013		September 30, 2013
	Trading instruments	Instruments sold but not yet purchased	Trading instruments	Instruments sold but not yet purchased
	(in thousands)
Municipal and provincial obligations	$113,348	$1,315	$202,826	$1,777
Corporate obligations	63,781	15,922	60,406	9,111
Government and agency obligations	103,143	137,369	113,396	169,816
Agency MBS and CMOs	98,655	2	93,149	3,068
Non-agency CMOs and ABS	6,715	—	16,971	—
Total debt securities	385,642	154,608	486,748	183,772

Derivative contracts (1)	21,993	5,323	28,109	5,641
Equity securities	29,556	56,622	53,015	31,243
Other	15,855	—	11,833	—
Total	$453,046	$216,553	$579,705	$220,656

(1)
Represents the derivative contracts held for trading purposes. These balances do not include all derivative instruments since the derivative instruments associated with offsetting matched book positions are included on their own line item on our Condensed Consolidated Statements of Financial Condition. See Note 13 for further information regarding all of our derivative transactions, and see Note 14 for additional information regarding offsetting financial instruments.

See Note 5 for additional information regarding the fair value of trading instruments and trading instruments sold but not yet purchased.

NOTE 7 – AVAILABLE FOR SALE SECURITIES

Available for sale securities are comprised of MBS and CMOs owned by RJ Bank and ARS owned by one of our non-broker-dealer subsidiaries. Refer to the discussion of our available for sale securities accounting policies, including the fair value determination process, on Note 2 pages 108 - 110 in our 2013 Form 10-K.

During the three months ended December 31, 2013, certain ARS were redeemed by their issuer or sold in market transactions. Altogether, such transactions resulted in proceeds of $27.1 million and a gain of $5.5 million in three months ended December 31, 2013 which is recorded in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income. During the three month period ended December 31, 2012, ARS with an aggregate par value of approximately $8.2 million were redeemed by their issuer at par, or sold at amounts approximating their par value pursuant to tender offers, resulting in a gain of $1.2 million which is recorded in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income.

Index

The amortized cost and fair values of available for sale securities are as follows:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
December 31, 2013
Available for sale securities:
Agency MBS and CMOs	$311,636	$628	$(2,102)	$310,162
Non-agency CMOs (1)	137,884	13	(11,253)	126,644
Other securities	1,575	576	—	2,151
Total RJ Bank available for sale securities	451,095	1,217	(13,355)	438,957

Auction rate securities:
Municipal obligations	103,806	5,704	(1,052)	108,458
Preferred securities	104,808	7,314	—	112,122
Total auction rate securities	208,614	13,018	(1,052)	220,580
Total available for sale securities	$659,709	$14,235	$(14,407)	$659,537

September 30, 2013
Available for sale securities:
Agency MBS and CMOs	$326,858	$707	$(1,536)	$326,029
Non-agency CMOs (2)	142,169	4	(13,152)	129,021
Other securities	1,575	501	—	2,076
Total RJ Bank available for sale securities	470,602	1,212	(14,688)	457,126

Auction rate securities:
Municipal obligations	125,371	6,831	(1,268)	130,934
Preferred securities	104,808	5,976	—	110,784
Total auction rate securities	230,179	12,807	(1,268)	241,718
Total available for sale securities	$700,781	$14,019	$(15,956)	$698,844

(1)	As of December 31, 2013, the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in AOCI was $9.5 million (before taxes).

(2)	As of September 30, 2013, the non-credit portion of OTTI recorded in AOCI was $11.1 million (before taxes).

See Note 5 for additional information regarding the fair value of available for sale securities.

Index

The contractual maturities, amortized cost, carrying values and current yields for our available for sale securities are as presented below.  Since RJ Bank’s available for sale securities are backed by mortgages, actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.  Expected maturities of ARS may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013
	Within one year	After one but within five years	After five but within ten years	After ten years	Total
	($ in thousands)
Agency MBS & CMOs:
Amortized cost	$—	$11,233	$52,045	$248,358	$311,636
Carrying value	—	11,257	52,154	246,751	310,162
Weighted-average yield	—	0.31%	0.44%	1.10%	0.96%

Non-agency CMOs:
Amortized cost	$—	$—	$—	$137,884	$137,884
Carrying value	—	—	—	126,644	126,644
Weighted-average yield	—	—	—	2.58%	2.58%

Other securities:
Amortized cost	$—	$—	$—	$1,575	$1,575
Carrying value	—	—	—	2,151	2,151
Weighted-average yield	—	—	—	—	—

Sub-total agency MBS & CMOs, non-agency CMOs, and other securities:
Amortized cost	$—	$11,233	$52,045	$387,817	$451,095
Carrying value	—	11,257	52,154	375,546	438,957
Weighted-average yield	—	0.31%	0.44%	1.59%	1.42%

Auction rate securities:
Municipal obligations
Amortized cost	$—	$1,925	$3,659	$98,222	$103,806
Carrying value	—	1,965	3,801	102,692	108,458
Weighted-average yield	—	0.20%	0.26%	0.43%	0.42%

Preferred securities:
Amortized cost	$—	$—	$—	$104,808	$104,808
Carrying value	—	—	—	112,122	112,122
Weighted-average yield	—	—	—	0.23%	0.23%

Sub-total auction rate securities:
Amortized cost	$—	$1,925	$3,659	$203,030	$208,614
Carrying value	—	1,965	3,801	214,814	220,580
Weighted-average yield	—	0.20%	0.26%	0.33%	0.33%

Total available for sale securities:
Amortized cost	$—	$13,158	$55,704	$590,847	$659,709
Carrying value	—	13,222	55,955	590,360	659,537
Weighted-average yield	—	0.29%	0.43%	1.14%	1.06%

Index

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$153,116	$(1,576)	$21,674	$(526)	$174,790	$(2,102)
Non-agency CMOs	5,560	(422)	115,995	(10,831)	121,555	(11,253)
ARS municipal obligations	2,763	(276)	18,439	(776)	21,202	(1,052)
Total	$161,439	$(2,274)	$156,108	$(12,133)	$317,547	$(14,407)

	September 30, 2013
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$157,580	$(1,150)	$22,940	$(386)	$180,520	$(1,536)
Non-agency CMOs	4,906	(556)	123,139	(12,596)	128,045	(13,152)
ARS municipal obligations	771	(100)	19,747	(1,168)	20,518	(1,268)
Total	$163,257	$(1,806)	$165,826	$(14,150)	$329,083	$(15,956)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS and CMOs. At December 31, 2013, of the 35 of our U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, 23 were in a continuous unrealized loss position for less than 12 months and 12 were for 12 months or more.  We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

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

The significant assumptions used in the cash flow analysis of non-agency CMOs are as follows:

	December 31, 2013
	Range	Weighted- average (1)
Default rate	0% - 29.8%	8.84%
Loss severity	0% - 77.1%	42.47%
Prepayment rate	1.5% - 45.7%	9.50%

(1)	Represents the expected activity for the next twelve months.

Index

At December 31, 2013, 24 of the 25 non-agency CMOs were in a continuous unrealized loss position; 21 of which were in that position for 12 months or more and three were in a continuous unrealized loss position for less than 12 months. Based on the expected cash flows derived from the model utilized in our analysis, we expect to recover all unrealized losses not already recorded in earnings on our non-agency CMOs. However, it is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in the cash flows expected to be collected on these securities and potential future OTTI losses. As residential mortgage loans are the underlying collateral of these securities, the unrealized losses at December 31, 2013 reflect the uncertainty in the markets for these instruments.

ARS

Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them. Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired as we have the ability and intent to hold these securities to maturity.

Within our municipal ARS holdings, we hold Jefferson County, Alabama Limited Obligation School Warrants ARS (“Jeff Co. Schools ARS”). As of September 30, 2013, we also held Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS (“Jeff Co. Sewers ARS”).  During the three months ended December 31, 2013, the Jefferson County, Alabama voluntary petition for relief under Chapter 9 of the U.S. Bankruptcy Code in the U.S. District Court for the Northern District of Alabama was resolved. As a result of the resolution of this matter, Jefferson County redeemed the Jeff Co. Sewers ARS. We received $26.5 million in proceeds from the redemption and realized a $5.5 million gain during the three months ended December 31, 2013 which is a component of other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income. The Jeff Co. Schools ARS were not impacted by the resolution of the Jefferson County, Alabama bankruptcy matter and therefore remain in our ARS portfolio as of December 31, 2013.

Within our ARS preferred securities, we analyze the credit ratings associated with each security as an indicator of potential credit impairment. As of December 31, 2013 and including subsequent ratings changes, all of the ARS preferred securities were rated investment grade by at least one rating agency.

Other-than-temporarily impaired securities

Although there is no intent to sell either our ARS or our non-agency CMOs and it is not more likely than not that we will be required to sell these securities, we do not expect to recover the entire amortized cost basis of certain securities within these portfolios.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available for sale securities are as follows:

	Three months ended December 31,
	2013	2012
	(in thousands)
Amount related to credit losses on securities we held at the beginning of the period	$28,217	$27,581
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	27	385
Amount related to credit losses on securities we held at the end of the period	$28,244	$27,966

Index

NOTE 8 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by RJ Bank and include commercial and industrial (“C&I”) loans, commercial and residential real estate loans, as well as consumer loans. These receivables are collateralized by first or second mortgages on residential or other real property, other assets of the borrower, or are unsecured.

For a discussion of our accounting policies regarding bank loans and allowances for losses, including the policies regarding loans held for investment, loans held for sale, off-balance sheet loan commitments, nonperforming assets, troubled debt restructurings (“TDRs”), impaired loans, the allowance for loan losses and reserve for unfunded lending commitments, and loan charge-off policies, see Note 2 pages 112 – 116 in our 2013 Form 10-K.

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

The following table presents the balances for both the held for sale and held for investment loan portfolios as well as the associated percentage of each portfolio segment in RJ Bank’s total loan portfolio:

	December 31, 2013		September 30, 2013
	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	$95,219	1%	$110,292	1%
Loans held for investment:
Domestic:
C&I loans	4,620,206	49%	4,439,668	50%
CRE construction loans	55,352	1%	38,964	—
CRE loans	1,141,956	12%	1,075,986	12%
Residential mortgage loans	1,763,413	19%	1,743,787	20%
Consumer loans	665,621	7%	554,210	6%
Foreign:
C&I loans	898,101	9%	806,337	9%
CRE construction loans	42,714	—	21,876	—
CRE loans	206,662	2%	207,060	2%
Residential mortgage loans	1,854	—	1,863	—
Consumer loans	1,740	—	1,595	—
Total loans held for investment	9,397,619		8,891,346
Net unearned income and deferred expenses	(41,952)		(43,936)
Total loans held for investment, net(1)	9,355,667		8,847,410

Total loans held for sale and investment	9,450,886	100%	8,957,702	100%
Allowance for loan losses	(138,124)		(136,501)
Bank loans, net	$9,312,762		$8,821,201

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

RJ Bank originated or purchased $292.9 million and $381.7 million of loans held for sale during the three months ended December 31, 2013 and 2012, respectively. There were proceeds from the sale of held for sale loans of $59.8 million and $60.4 million for the three months ended December 31, 2013 and 2012, respectively, resulting in net gains of $83 thousand and $1.2 million, respectively.  Unrealized losses recorded in the Condensed Consolidated Statements of Income and Comprehensive Income to reflect the loans held for sale at the lower of cost or market value were $95 thousand and $114 thousand for the three months ended December 31, 2013 and 2012, respectively.

Index

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	Three months ended December 31,
	2013		2012
	Purchases	Sales	Purchases	Sales
	(in thousands)
C&I loans	$127,330	$60,973	$39,273	$16,539
Residential mortgage loans	27,595	—	2,410	—
Total	$154,925	$60,973	$41,683	$16,539

The following table presents the comparative data for nonperforming loans held for investment and total nonperforming assets:

	December 31, 2013	September 30, 2013
	($ in thousands)
Nonaccrual loans:
C&I loans	$—	$89
CRE loans	25,068	25,512
Residential mortgage loans:
First mortgage loans	72,168	75,889
Home equity loans/lines	387	468
Total nonaccrual loans	97,623	101,958

Real estate owned and other repossessed assets, net:
Residential first mortgage	2,863	2,434
Total nonperforming assets, net	$100,486	$104,392
Total nonperforming assets, net as a % of RJ Bank total assets	0.89%	0.99%

The table of nonperforming assets above excludes $10.8 million and $10.2 million, as of December 31, 2013 and September 30, 2013, respectively, of residential TDRs which were returned to accrual status in accordance with our policy. There are no accruing loans which are 90 days past due as of December 31, 2013 and September 30, 2013.

As of December 31, 2013 and September 30, 2013, RJ Bank had no outstanding commitments on nonperforming loans.

The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $887 thousand and $1.2 million for the three months ended December 31, 2013 and 2012, respectively. The interest income recognized on nonperforming loans was $569 thousand and $424 thousand for the three months ended December 31, 2013 and 2012, respectively.

Index

The following table presents an analysis of the payment status of loans held for investment:

	30-59 days	60-89 days	90 days or more	Total past due	Current (1)	Total loans held for investment (2)
	(in thousands)
As of December 31, 2013:
C&I loans	$132	$—	$—	$132	$5,518,175	$5,518,307
CRE construction loans	—	—	—	—	98,066	98,066
CRE loans	—	—	10,337	10,337	1,338,281	1,348,618
Residential mortgage loans:
First mortgage loans	4,055	3,246	41,591	48,892	1,692,195	1,741,087
Home equity loans/lines	23	16	371	410	23,770	24,180
Consumer loans	—	—	—	—	667,361	667,361
Total loans held for investment, net	$4,210	$3,262	$52,299	$59,771	$9,337,848	$9,397,619

As of September 30, 2013:
C&I loans	$135	$—	$—	$135	$5,245,870	$5,246,005
CRE construction loans	—	—	—	—	60,840	60,840
CRE loans	—	—	17	17	1,283,029	1,283,046
Residential mortgage loans:
First mortgage loans	4,756	2,068	43,004	49,828	1,673,619	1,723,447
Home equity loans/lines	—	—	372	372	21,831	22,203
Consumer loans	—	—	—	—	555,805	555,805
Total loans held for investment, net	$4,891	$2,068	$43,393	$50,352	$8,840,994	$8,891,346

(1)	Includes $42.4 million and $55.5 million of nonaccrual loans at December 31, 2013 and September 30, 2013, respectively, which are performing pursuant to their contractual terms.

(2)	Excludes any net unearned income and deferred expenses.

The following table provides a summary of RJ Bank’s impaired loans:

	December 31, 2013			September 30, 2013
	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
	(in thousands)
Impaired loans with allowance for loan losses:(1)
C&I loans	$—	$—	$—	$—	$—	$—
CRE loans	17	26	1	17	26	1
Residential mortgage loans:
First mortgage loans	50,606	73,469	6,404	52,624	77,240	6,646
Home equity loans/lines	36	74	4	36	74	4
Total	50,659	73,569	6,409	52,677	77,340	6,651

Impaired loans without allowance for loan losses:(2)
C&I loans	—	—	—	89	94	—
CRE loans	25,051	45,054	—	25,495	45,229	—
Residential - first mortgage loans	21,979	33,734	—	21,445	32,617	—
Total	47,030	78,788	—	47,029	77,940	—
Total impaired loans	$97,689	$152,357	$6,409	$99,706	$155,280	$6,651

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

Index

The preceding table includes $2.1 million CRE, and $37.6 million residential first mortgage TDR’s at December 31, 2013, and $2.2 million CRE and $36.6 million residential first mortgage TDR’s at September 30, 2013.

The average balance of the total impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three months ended December 31,
	2013	2012
	(in thousands)
Average impaired loan balance:
C&I loans	$59	$19,250
CRE loans	25,195	8,276
Residential mortgage loans:
First mortgage loans	72,359	80,991
Home equity loans/lines	36	128
Total	$97,649	$108,645

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$626	$326
Home equity loans/lines	—	1
Total	$626	$327

During the three months ended December 31, 2013 and 2012, RJ Bank granted concessions to borrowers having financial difficulties, for which the resulting modification was deemed a TDR.  All of the concessions granted for first mortgage residential loans were generally interest rate reductions, interest capitalization, principal forbearance, amortization and maturity date extensions, or release of liability ordered under chapter 7 bankruptcy not reaffirmed by the borrower.  The table below presents the TDRs that occurred during the respective periods presented:

	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	($ in thousands)
Three months ended December 31, 2013
Residential – first mortgage loans	8	$1,885	$1,997

Three months ended December 31, 2012
Residential – first mortgage loans	47	$16,123	$16,071

During the three months ended December 31, 2013, there were no residential first mortgage TDRs for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default. At December 31, 2012 there were two residential first mortgage TDRs with a recorded investment of $291 thousand, for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default.

As of December 31, 2013 and September 30, 2013, RJ Bank had no outstanding commitments on TDRs.

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

RJ Bank’s credit quality of its held for investment loan portfolio is as follows:

				Residential mortgage
	C&I	CRE construction	CRE	First mortgage	Home equity	Consumer	Total
	(in thousands)
December 31, 2013
Pass	$5,328,633	$98,066	$1,323,155	$1,645,922	$23,778	$667,361	$9,086,915
Special mention (1)	121,729	—	193	20,263	15	—	142,200
Substandard (1)	67,945	—	23,128	74,902	387	—	166,362
Doubtful (1)	—	—	2,142	—	—	—	2,142
Total	$5,518,307	$98,066	$1,348,618	$1,741,087	$24,180	$667,361	$9,397,619

September 30, 2013
Pass	$5,012,786	$60,840	$1,257,130	$1,627,090	$21,582	$555,805	$8,535,233
Special mention (1)	139,159	—	195	18,912	150	—	158,416
Substandard (1)	94,060	—	23,524	77,446	470	—	195,500
Doubtful (1)	—	—	2,197	—	—	—	2,197
Total	$5,246,005	$60,840	$1,283,046	$1,723,448	$22,202	$555,805	$8,891,346

(1)	Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

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

Index

The table below presents the most recently available update of the performing residential first mortgage loan portfolio summarized by current LTV. The amounts in the table represent the entire loan balance:

Balance(1)
(in thousands)
LTV range:
LTV less than 50%	$404,647
LTV greater than 50% but less than 80%	740,806
LTV greater than 80% but less than 100%	263,416
LTV greater than 100%, but less than 120%	47,273
LTV greater than 120% but less than 140%	10,420
LTV greater than 140%	2,289
Total	$1,468,851

(1)	Excludes loans that have full repurchase recourse for any delinquent loans.

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

	Loans held for investment
	C&I	CRE construction	CRE	Residential mortgage	Consumer	Total
	(in thousands)
Three months ended December 31, 2013:
Balance at beginning of year:	$95,994	$1,000	$19,266	$19,126	$1,115	$136,501
Provision (benefit) for loan losses	902	655	929	(1,061)	211	1,636
Net (charge-offs)/recoveries:
Charge-offs	(40)	—	—	(209)	—	(249)
Recoveries	4	—	80	444	12	540
Net (charge-offs)/recoveries	(36)	—	80	235	12	291
Foreign exchange translation adjustment	(231)	(8)	(65)	—	—	(304)
Balance at December 31, 2013	$96,629	$1,647	$20,210	$18,300	$1,338	$138,124

	Loans held for investment
	C&I	CRE construction	CRE	Residential mortgage	Consumer	Total
	(in thousands)
Three months ended December 31, 2012:
Balance at beginning of year:	$92,409	$739	$27,546	$26,138	$709	$147,541
Provision (benefit) for loan losses	3,736	139	(844)	(226)	118	2,923
Net charge-offs:
Charge-offs	(90)	—	—	(3,208)	—	(3,298)
Recoveries	—	—	544	369	5	918
Net charge-offs	(90)	—	544	(2,839)	5	(2,380)
Foreign exchange translation adjustment	(45)	(4)	(14)	—	—	(63)
Balance at December 31, 2012	$96,010	$874	$27,232	$23,073	$832	$148,021

Index

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

	Loans held for investment
	C&I	CRE construction	CRE	Residential mortgage	Consumer	Total
	($ in thousands)
December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$1	$2,417	$—	$2,418
Collectively evaluated for impairment	96,629	1,647	20,209	15,883	1,338	135,706
Total allowance for loan losses	$96,629	$1,647	$20,210	$18,300	$1,338	$138,124

Recorded investment:(1)
Individually evaluated for impairment	$—	$—	$25,068	$37,615	$—	$62,683
Collectively evaluated for impairment	5,518,307	98,066	1,323,550	1,727,652	667,361	9,334,936
Total recorded investment	$5,518,307	$98,066	$1,348,618	$1,765,267	$667,361	$9,397,619

September 30, 2013
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$1	$2,379	$—	$2,380
Collectively evaluated for impairment	95,994	1,000	19,265	16,747	1,115	134,121
Total allowance for loan losses	$95,994	$1,000	$19,266	$19,126	$1,115	$136,501

Recorded investment:(1)
Individually evaluated for impairment	$89	$—	$25,512	$36,648	$—	$62,249
Collectively evaluated for impairment	5,245,916	60,840	1,257,534	1,709,002	555,805	8,829,097
Total recorded investment	$5,246,005	$60,840	$1,283,046	$1,745,650	$555,805	$8,891,346

(1)	Excludes any net unearned income and deferred expenses.

RJ Bank had no recorded investment in loans acquired with deteriorated credit quality as of either December 31, 2013 or September 30, 2013.

The reserve for unfunded lending commitments, included in trade and other payables on our Condensed Consolidated Statements of Financial Condition, was $9.8 million and $9.3 million at December 31, 2013 and September 30, 2013, respectively.

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

Refer to Note 2 pages 120 - 122 in our 2013 Form 10-K for a description of our principal involvement with VIEs and the accounting policies regarding the determinations of whether we are deemed to be the primary beneficiary of any VIEs which we hold a variable interest.  Other than as described below, as of December 31, 2013 there have been no significant changes in either the nature of our involvement with, or the accounting policies associated with the analysis of VIEs as described in the 2013 Form 10-K.

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

	Aggregate assets (1)	Aggregate liabilities (1)
	(in thousands)
December 31, 2013
LIHTC Funds	$203,786	$54,161
Guaranteed LIHTC Fund (2)	81,038	—
Restricted Stock Trust Fund	13,435	6,679
EIF Funds	6,573	—
Total	$304,832	$60,840

September 30, 2013
LIHTC Funds	$208,634	$78,055
Guaranteed LIHTC Fund (2)	81,712	—
Restricted Stock Trust Fund	13,075	6,710
EIF Funds	7,588	—
Total	$311,009	$84,765

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

	December 31, 2013	September 30, 2013
	(in thousands)
Assets:
Assets segregated pursuant to regulations and other segregated assets	$10,710	$11,857
Receivables, other	5,800	5,763
Investments in real estate partnerships held by consolidated variable interest entities	268,786	272,096
Trust fund investment in RJF common stock (1)	13,433	13,073
Prepaid expenses and other assets	8,127	8,230
Total assets	$306,856	$311,019

Liabilities and equity:
Trade and other payables	$7,236	$1,428
Intercompany payables	6,663	6,390
Loans payable of consolidated variable interest entities (2)	52,738	62,938
Total liabilities	66,637	70,756
RJF equity	6,164	6,175
Noncontrolling interests	234,055	234,088
Total equity	240,219	240,263
Total liabilities and equity	$306,856	$311,019

(1)	Included in treasury stock in our Condensed Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans.

The following table presents information about the net income (loss) of the VIEs which we consolidate, and is included within our Condensed Consolidated Statements of Income and Comprehensive Income. The noncontrolling interests presented in this table represent the portion of the net loss from these VIEs which is not ours.

	Three months ended December 31,
	2013	2012
	(in thousands)
Revenues:
Interest	$—	$3
Other	184	1,515
Total revenues	184	1,518
Interest expense	787	1,049
Net revenues (expense)	(603)	469

Non-interest expenses	8,966	4,691
Net loss including noncontrolling interests	(9,569)	(4,222)
Net loss attributable to noncontrolling interests	(9,558)	(4,253)
Net income (loss) attributable to RJF	$(11)	$31

Low-income housing tax credit funds

RJTCF is the managing member or general partner in approximately 87 separate low-income housing tax credit funds having one or more investor members or limited partners, 75 of which are determined to be VIEs and 12 of which are determined not to be VIEs. RJTCF has concluded that it is the primary beneficiary of eight non-guaranteed LIHTC Fund VIEs and accordingly, consolidates these funds. In addition, RJTCF consolidates the one Guaranteed LIHTC Fund VIE it sponsors (see Note 16 for further discussion of the guarantee obligation as well as other RJTCF commitments).  RJTCF also consolidates seven of the funds it determined not to be VIEs.

Index

VIEs where we hold a variable interest but we are not the primary beneficiary

Low-income housing tax credit funds

RJTCF does not consolidate the LIHTC Fund VIEs that it determines it is not the primary beneficiary of. Our risk of loss is limited to our investments in, advances to, and receivables due from these funds.

New market tax credit funds

One of our affiliates is the managing member of seven NMTC Funds and as discussed in Note 2 on page 122 of our 2013 Form 10-K, this affiliate is not deemed to be the primary beneficiary of these NMTC Funds and, therefore, they are not consolidated. Our risk of loss is limited to our receivables due from these funds.

Other real estate limited partnerships and LLCs

We have a variable interest in several limited partnerships involved in various real estate activities in which a subsidiary is either the general partner or a limited partner. As discussed in Note 2 on page 122 of our 2013 Form 10-K, we have determined that we are not the primary beneficiary of these VIEs. Accordingly, we do not consolidate these partnerships or LLCs. The carrying value of our investment in these partnerships or LLCs represents our risk of loss.

Aggregate assets, liabilities and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but concluded we are not the primary beneficiary, are provided in the table below.

	December 31, 2013			September 30, 2013
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
LIHTC Funds	$2,625,931	$749,905	$16,198	$2,532,457	$762,346	$14,387
NMTC Funds	140,510	123	13	140,499	278	13
Other Real Estate Limited Partnerships and LLCs	29,647	36,377	205	30,240	35,512	212
Total	$2,796,088	$786,405	$16,416	$2,703,196	$798,136	$14,612

VIEs where we hold a variable interest but we are not required to consolidate

Managed Funds

As described in Note 2 on page 122 of our 2013 Form 10-K, we have subsidiaries which serve as the general partner of the Managed Funds, which we determined to be VIEs that we are not required to consolidate since these funds satisfy the conditions for deferral of the determination of who is the primary beneficiary and therefore, the obligation to consolidate.

The aggregate assets, liabilities, and our exposure to loss from Managed Funds in which we hold a variable interest as of the dates indicated are provided in the table below:

	December 31, 2013			September 30, 2013
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
Managed Funds	$55,454	$1	$207	$56,321	$1,415	$202

Index

NOTE 10 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The following are our goodwill and net identifiable intangible asset balances as of the dates indicated:

	December 31, 2013	September 30, 2013
	(in thousands)
Goodwill	$295,486	$295,486
Identifiable intangible assets, net	64,144	65,978
Total goodwill and identifiable intangible assets, net	$359,630	$361,464

Our goodwill and identified intangible assets result from various acquisitions, see Note 13 on pages 155 - 159 in our 2013 Form 10-K for a discussion of the components of our goodwill balance and additional information regarding our identifiable intangible assets. See the discussion of our intangible assets and goodwill accounting policies in Note 2 on pages 117 - 118 of our 2013 Form 10-K.

Goodwill

The following summarizes our goodwill by segment, along with the activity, as of the dates indicated:

	Segment
	Private client group	Capital markets	Total
	(in thousands)
Three months ended December 31, 2013
Goodwill as of beginning of period	$174,584	$120,902	$295,486
Impairment losses	—	—	—
Goodwill as of December 31, 2013	$174,584	$120,902	$295,486

Three months ended December 31, 2012
Goodwill as of beginning of period	$173,317	$126,794	$300,111
Adjustments to prior year additions (1)	1,267	1,041	2,308
Impairment losses	—	—	—
Goodwill as of December 31, 2012	$174,584	$127,835	$302,419

(1)
The goodwill adjustment in the prior year period arose from a change in a tax election pertaining to whether assets acquired and liabilities assumed are written-up to fair value for tax purposes. This election is made on an entity-by-entity basis, and during the period indicated, our assumption regarding whether we would make such election changed for one of the Morgan Keegan entities we acquired. The offsetting balance associated with this adjustment to goodwill was the net deferred tax asset.

We performed our latest annual goodwill impairment testing during the quarter ended March 31, 2013, evaluating the balances as of December 31, 2012. See pages 156 - 157 of our 2013 Form 10-K for information regarding the outcome of our evaluations. No events have occurred since September 30, 2013 that would cause us to update our latest annual impairment testing.

Index

Identifiable intangible assets, net

The following summarizes our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the periods indicated:

	Segment
	Private client group	Capital markets	Asset management		RJ Bank	Total
	(in thousands)
For the three months ended December 31, 2013
Net identifiable intangible assets as of September 30, 2013	$9,191	$43,474	$12,329		$984	$65,978
Additions	—	—	—		71	71
Amortization expense	(156)	(1,375)	(333)		(41)	(1,905)
Impairment losses	—	—	—		—	—
Net identifiable intangible assets as of December 31, 2013	$9,035	$42,099	$11,996		$1,014	$64,144

For the three months ended December 31, 2012
Net identifiable intangible assets as of September 30, 2012	$9,829	$51,306	$—		$—	$61,135
Additions	—	—	13,329	(1)	—	13,329
Amortization expense	(165)	(2,208)	—		—	(2,373)
Impairment losses	—	—	—		—	—
Net identifiable intangible assets as of December 31, 2012	$9,664	$49,098	$13,329		$—	$72,091

(1)
The additions in the prior year period are directly attributable to the customer list asset associated with our first quarter fiscal year 2013 acquisition of a 45% interest in ClariVest (see Note 3 for additional information). Since we are consolidating ClariVest, the amount represents the entire customer relationship intangible asset associated with the acquisition transaction; the amount shown is unadjusted by the 55% share of ClariVest attributable to others. The estimated useful life associated with this addition is approximately 10 years.

Identifiable intangible assets by type are presented below:

	December 31, 2013		September 30, 2013
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
	(in thousands)
Customer relationships	$65,957	$(9,977)	$65,957	$(8,663)
Trade name	2,000	(2,000)	2,000	(2,000)
Developed technology	11,000	(3,850)	11,000	(3,300)
Non-compete agreements	1,000	(1,000)	1,000	(1,000)
Mortgage servicing rights	1,156	(142)	1,085	(101)
Total	$81,113	$(16,969)	$81,042	$(15,064)

Index

NOTE 11 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit. The following table presents a summary of bank deposits including the weighted-average rate:

	December 31, 2013		September 30, 2013
	Balance	Weighted-average rate (1)	Balance	Weighted-average rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$8,976	0.01%	$7,003	0.01%
Demand deposits (non-interest-bearing)	5,126	—	8,555	—
Savings and money market accounts	9,668,257	0.02%	8,966,439	0.02%
Certificates of deposit	323,079	1.94%	313,374	1.96%
Total bank deposits(2)	$10,005,438	0.08%	$9,295,371	0.09%

(1)	Weighted-average rate calculation is based on the actual deposit balances at December 31, 2013 and September 30, 2013, respectively.

(2)	Bank deposits exclude affiliate deposits of approximately $7 million and $6 million at December 31, 2013 and September 30, 2013, respectively.

RJ Bank’s savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”) administered by RJ&A.

Scheduled maturities of certificates of deposit are as follows:

	December 31, 2013		September 30, 2013
	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
	(in thousands)
Three months or less	$6,934	$6,437	$7,343	$8,540
Over three through six months	4,388	6,058	5,908	6,264
Over six through twelve months	15,903	17,019	9,459	13,976
Over one through two years	26,104	36,395	31,123	37,918
Over two through three years	43,616	33,449	33,404	27,873
Over three through four years	34,501	24,254	47,822	35,270
Over four through five years	51,823	16,198	36,574	11,900
Total	$183,269	$139,810	$171,633	$141,741

Interest expense on deposits is summarized as follows:

	Three months ended December 31,
	2013	2012
	(in thousands)
Certificates of deposit	$1,548	$1,663
Money market, savings and NOW accounts	397	813
Total interest expense on deposits	$1,945	$2,476

Index

NOTE 12 – OTHER BORROWINGS

The following table details the components of other borrowings:

	December 31, 2013	September 30, 2013
	(in thousands)
Other borrowings:
Borrowings on secured lines of credit (1)	$78,767	$84,076
Borrowings on unsecured lines of credit (2)	—	—
Total other borrowings	$78,767	$84,076

(1)
Other than a $5 million borrowing outstanding on the Regions Credit Facility (as hereinafter defined) as of December 31, 2013, any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.

A subsidiary of RJF (the “Borrower”) is a party to a Revolving Credit Agreement (the “Regions Credit Facility”) with Regions Bank, an Alabama banking corporation (the “Lender”). The Regions Credit Facility provides for a revolving line of credit from the Lender to the Borrower and is subject to a guarantee in favor of the Lender provided by RJF. The proceeds from any borrowings under the line will be used for working capital and general corporate purposes. The obligations under the Regions Credit Facility are secured by, subject to certain exceptions, all of the present and future ARS owned by the Borrower (the “Pledged ARS”). The amount of any borrowing under the Regions Credit Facility cannot exceed the lesser of 70% of the value of the Pledged ARS, or $100 million. The maximum amount available to borrow under the Regions Credit Facility was $100 million as of December 31, 2013, the outstanding borrowings were $5 million on such date. The Regions Credit Facility bears interest at a variable rate which is 2.75% in excess of LIBOR, and expires on April 2, 2015.

(2)	Any borrowings on unsecured lines of credit are day-to-day and are generally utilized for cash management purposes.

RJ Bank had no advances outstanding from the Federal Home Loan Bank of Atlanta (“FHLB”) as of either December 31, 2013 or September 30, 2013.

As of December 31, 2013, there were other collateralized financings outstanding in the amount of $346 million.  As of September 30, 2013, there were other collateralized financings outstanding in the amount of $301 million. These other collateralized financings are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities. See Note 14 for additional information regarding offsetting asset and liability balances.

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS

The significant accounting policies governing our derivative financial instruments, including our methodologies for determining fair value, are described in Note 2 on pages 110 - 111 of our 2013 Form 10-K.

Derivatives arising from our fixed income business operations

We enter into derivatives contracts as part of our fixed income operations in either over-the-counter market activities, or through “matched book” activities. Each of these activities are described further below.

We enter into interest rate swaps and futures contracts either as part of our fixed income business to facilitate customer transactions, to hedge a portion of our trading inventory, or to a limited extent for our own account. The majority of these derivative positions are executed in the over-the-counter market with financial institutions (the “OTC Derivatives Operations”). Cash flows related to the interest rate contracts arising from the OTC Derivative Operations are included as operating activities (the “trading instruments, net” line) on the Condensed Consolidated Statements of Cash Flows.

Index

Either Raymond James Financial Products, LLC or Raymond James Capital Services, LLC (collectively referred to as the Raymond James matched book swap subsidiaries or “RJSS”) enter into derivative transactions (primarily interest rate swaps) with customers. In these activities, we do not use derivative instruments for trading or hedging purposes. For every derivative transaction RJSS enters into with a customer, RJSS enters into an offsetting transaction with terms that mirror the customer transaction with a credit support provider who is a third party financial institution. Due to this “pass-through” transaction structure, RJSS has completely mitigated the market and credit risk related to these derivative contracts and therefore, the ultimate credit and market risk resides with the third party financial institution. RJSS only has credit risk related to its uncollected derivative transaction fee revenues. As a result of the structure of these transactions, we refer to the derivative contracts we enter into as a result of these operations as our offsetting “matched book” derivative operations (the “Offsetting Matched Book Derivatives Operations”).

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

The receivable for uncollected derivative transaction fee revenues of RJSS is $7 million and $8 million at December 31, 2013 and September 30, 2013, respectively, and is included in other receivables on our Condensed Consolidated Statements of Financial Condition.

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

Description of the collateral we hold related to derivative contracts

Where permitted, we elect to net-by-counterparty certain derivative contracts entered into in our OTC Derivatives Operations and by RJ Bank’s U.S. subsidiaries.  Certain of these contracts contain a legally enforceable master netting arrangement that allows for netting of all derivative transactions with each counterparty and, therefore, the fair value of those derivative contracts are netted by counterparty in the Condensed Consolidated Statements of Financial Condition.  The credit support annex related to the interest rate swaps and certain forward foreign exchange contracts allow parties to the master agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  We accept collateral in the form of cash or other marketable securities.  As we elect to net-by-counterparty the fair value of derivative contracts arising from our OTC Derivatives Operations, we also net-by-counterparty any cash collateral exchanged as part of those derivative agreements. Refer to Note 14 for additional information regarding offsetting asset and liability balances.

This cash collateral is recorded net-by-counterparty at the related fair value.  The cash collateral included in the net fair value of all open derivative asset positions arising from our OTC Derivatives Operations aggregates to a net liability of $11 million at December 31, 2013 and $13 million at September 30, 2013.  The cash collateral included in the net fair value of all open derivative liability positions from our OTC Derivatives Operations aggregates to a net asset of $14 million and $22 million at December 31, 2013 and September 30, 2013, respectively.  Our maximum loss exposure under the interest rate swap contracts arising from our OTC Derivatives Operations at December 31, 2013 is $22 million.

RJ Bank provides to counterparties for the benefit of its U.S. subsidiaries, a guarantee of payment in the event of the subsidiaries’ default under forward foreign exchange contracts.  Due to this RJ Bank guarantee and the short-term nature of these derivatives, RJ Bank’s U.S. subsidiaries are not required to post collateral and do not receive collateral with respect to certain derivative contracts with the respective counterparties.  RJ Bank’s maximum loss exposure under the forward foreign exchange contracts at December 31, 2013 is $5 million.

Index

Derivative balances included in our financial statements

See the table below for the notional and fair value amounts of both the asset and liability derivatives.

	Asset derivatives
	December 31, 2013			September 30, 2013
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts (2)	Trading instruments	$2,698,822	$83,457	Trading instruments	$2,407,387	$89,633
Interest rate contracts (3)	Derivative instruments associated with offsetting matched book positions	$1,944,408	$209,438	Derivative instruments associated with offsetting matched book positions	$1,944,408	$250,341

	Liability derivatives
	December 31, 2013			September 30, 2013
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Trade and other payables	$640,936	$4,236	Trade and other payables	$655,828	$637
Derivatives not designated as hedging instruments:
Interest rate contracts (2)	Trading instruments sold	$2,343,053	$69,348	Trading instruments sold	$2,420,531	$74,920
Interest rate contracts (3)	Derivative instruments associated with offsetting matched book positions	$1,944,408	$209,438	Derivative instruments associated with offsetting matched book positions	$1,944,408	$250,341
Forward foreign exchange contracts	Trade and other payables	$77,097	$508	Trade and other payables	$79,588	$77

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and before any netting by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net. See Note 14 for additional information regarding offsetting asset and liability balances.

(2)	These contracts arise from our OTC Derivatives Operations.

(3)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

Gains recognized on forward foreign exchange derivatives in AOCI totaled $11.6 million, net of income taxes, for the three months ended December 31, 2013 (see Note 17 for additional information).  There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the three months ended December 31, 2013.

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

Index

See the table below for the impact of the derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income and Comprehensive Income:

		Amount of gain (loss) on derivatives recognized in income
		Three months ended December 31,
	Location of gain (loss) recognized on derivatives in the Condensed Consolidated Statements of Income and Comprehensive Income	2013	2012
		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts (1)	Net trading profit	$649	$194
Interest rate contracts (2)	Other revenues	$20	$190
Forward foreign exchange contracts	Other revenues	$2,281	$374

(1)	These contracts arise from our OTC Derivatives Operations.

(2)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

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

Certain of the derivative instruments arising from our OTC Derivatives Operations and from RJ Bank’s forward foreign exchange contracts contain provisions that require our debt to maintain an investment grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment grade, we would be in breach of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at December 31, 2013 is $5.8 million, for which we have posted collateral of $3.1 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2013, we would have been required to post an additional $2.7 million of collateral to our counterparties.

Our only exposure to credit risk in the Offsetting Matched Book Derivatives Operations is related to our uncollected derivative transaction fee revenues. We are not exposed to market risk as it relates to these derivative contracts due to the “pass-through” transaction structure more fully described above.

Index

NOTE 14 – DISCLOSURE OF OFFSETTING ASSETS AND LIABILITIES

The following table presents information about the financial and derivative instruments that are offset or subject to an enforceable master netting arrangement or other similar agreement as of the dates indicated:

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Statement of Financial Condition	Net amounts presented in the Statement of Financial Condition	Financial instruments		Cash collateral received (paid)	Net amount
	(in thousands)
As of December 31, 2013:
Assets
Securities purchased under agreements to resell and other collateralized financings	$638,893	$—	$638,893	$(658,203)		$—	$(19,310)
Derivatives - interest rate contracts(1)	83,457	(61,464)	21,993	(6,240)		—	15,753
Derivative instruments associated with offsetting matched book positions	209,438	—	209,438	(209,438)	(2)	—	—
Stock borrowed	134,706	—	134,706	—		(132,278)	2,428
Total assets	$1,066,494	$(61,464)	$1,005,030	$(873,881)		$(132,278)	$(1,129)
Liabilities
Securities sold under agreements to repurchase	$(345,701)	$—	$(345,701)	$360,954		$—	$15,253
Derivatives - interest rate contracts(1)	(69,348)	64,025	(5,323)	—		—	(5,323)
Derivative instruments associated with offsetting matched book positions	(209,438)	—	(209,438)	209,438	(2)	—	—
Derivatives - forward foreign exchange contracts(3)	(4,744)	—	(4,744)	—		—	(4,744)
Stock loaned	(250,752)	—	(250,752)	—		242,865	(7,887)
Total liabilities	$(879,983)	$64,025	$(815,958)	$570,392		$242,865	$(2,701)

As of September 30, 2013:
Assets
Securities purchased under agreements to resell and other collateralized financings	$709,120	$—	$709,120	$(725,935)		$—	$(16,815)
Derivatives - interest rate contracts(1)	89,633	(61,524)	28,109	(6,409)		—	21,700
Derivative instruments associated with offsetting matched book positions	250,341	—	250,341	(250,341)	(2)	—	—
Stock borrowed	146,749	—	146,749	—		(143,108)	3,641
Total assets	$1,195,843	$(61,524)	$1,134,319	$(982,685)		$(143,108)	$8,526
Liabilities
Securities sold under agreements to repurchase	$(300,933)	$—	$(300,933)	$313,548		$—	$12,615
Derivatives - interest rate contracts(1)	(74,920)	69,279	(5,641)	—		—	(5,641)
Derivative instruments associated with offsetting matched book positions	(250,341)	—	(250,341)	250,341	(2)	—	—
Derivatives - forward foreign exchange contracts(3)	(714)	—	(714)	—		—	(714)
Stock loaned	(354,377)	—	(354,377)	—		342,096	(12,281)
Total liabilities	$(981,285)	$69,279	$(912,006)	$563,889		$342,096	$(6,021)

The text of the footnotes in the above table are on the following page.

Index

The text of the footnotes to the table on the previous page are as follows:

(1)	Derivatives - interest rate contracts are included in Trading instruments on our condensed consolidated statements of financial condition. See Note 13 for additional information.

(2)
Although these derivative arrangements do not meet the definition of a master netting arrangement as specified by GAAP, the nature of the agreement with the third party intermediary include terms that are similar to a master netting agreement, thus we present the offsetting amounts net in the table above. See Note 13 for further discussion of the “pass through” structure of the derivative instruments associated with Offsetting Matched Book Derivatives Operations.

(3)	Derivatives - forward foreign exchange contracts are included in Trade and other payables on our condensed consolidated statements of financial condition. See Note 13 for additional information.

For financial statement purposes, we do not offset our repurchase agreements or securities borrowing, securities lending transactions and certain of our derivative instruments because the conditions for netting as specified by GAAP are not met. Our repurchase agreements, securities borrowing and securities lending transactions and certain of our derivative instruments are transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. Although not offset on the condensed consolidated statements of financial position, these transactions are included in the preceding table.

NOTE 15 – INCOME TAXES

For discussion of income tax matters, see Note 2 page 120, and Note 19 pages 167-169, in our 2013 Form 10-K.

For the three months ended December 31, 2013, our effective income tax rate was 34.8%, which approximates our effective income tax rate for fiscal year 2013.

The effective income tax rate for the three months ended December 31, 2013 is lower than the 38.3% effective income tax rate for three months ended December 31, 2012. The current period effective income tax rate was favorably impacted primarily by the recognition of prior year state tax refunds which resulted from a change in state tax filing position. The current period effective income tax rate also benefited from an increase in our non-taxable income, which includes gains associated with our corporate owned life insurance portfolio.

As of December 31, 2013, we have not experienced significant changes in our unrecognized tax benefits balances as of September 30, 2013.

NOTE 16 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

In the normal course of business we enter into underwriting commitments. As of December 31, 2013, RJ&A had no open transactions involving such commitments.  Transactions involving such commitments of RJ Ltd. that were recorded and open at December 31, 2013, were approximately $1 million in Canadian currency (“CDN”).

We utilize client marginable securities to satisfy deposits with clearing organizations. At December 31, 2013, we had client margin securities valued at $207 million pledged with a clearing organization to meet our requirement of $144 million.

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting and/or retention purposes (see Note 2 page 112 in our 2013 Form 10-K for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us and, in most circumstances, require them to meet certain production requirements.  As of December 31, 2013 we had made commitments, to either prospects that have accepted our offer, or recently recruited producers, of approximately $34.9 million that have not yet been funded.

As of December 31, 2013, RJ Bank had not settled purchases of $76.1 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

Index

On October 9, 2013, RJ Bank entered into a forward-starting advance transaction with the FHLB to borrow $25 million from the FHLB on October 13, 2015. Once funded, this borrowing will bear interest at the rate of 3.4% and will mature on October 13, 2020.

See Note 21 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

We have committed a total of $126.6 million, in amounts ranging from $200 thousand to $29.7 million, to 50 different independent venture capital or private equity partnerships. As of December 31, 2013, we have invested $103.3 million of the committed amounts and have received $76.3 million in distributions.  We also control the general partner in seven internally sponsored private equity limited partnerships to which we have committed $69.6 million.  As of December 31, 2013, we have invested $48.9 million of the committed amounts and have received $39.1 million in distributions.

RJF has committed to lend to RJTCF, or guarantee obligations in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities, amounts aggregating up to $170 million upon request, subject to certain limitations as well as annual review and renewal. At December 31, 2013, RJTCF has $33 million in outstanding cash borrowings and $82 million in unfunded commitments outstanding against this aggregate commitment. RJTCF borrows from RJF in order to make investments in, or fund loans or advances to, either partnerships which purchase and develop properties qualifying for tax credits (“Project Partnerships”) or LIHTC Funds. Investments in Project Partnerships are sold to various LIHTC Funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in Project Partnerships to LIHTC Funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to Project Partnerships, or to LIHTC Funds.

A subsidiary of RJ Bank has committed $31.8 million as an investor member in a low-income housing tax credit fund in which a subsidiary of RJTCF is the managing member. As of December 31, 2013, the RJ Bank subsidiary has invested $4.7 million of the committed amount.

At December 31, 2013, the approximate market values of collateral received that we can repledge were:

Sources of collateral
(in thousands)
Securities purchased under agreements to resell and other collateralized financings	$658,203
Securities received in securities borrowed vs. cash transactions	132,278
Collateral received for margin loans	1,410,184
Securities received as collateral related to derivative contracts	6,240
Total	$2,206,905

Certain collateral was repledged. At December 31, 2013, the approximate market values of this portion of collateral and financial instruments that we own and pledged were:

Uses of collateral and trading securities
(in thousands)
Securities sold under agreements to repurchase	$360,954
Securities delivered in securities loaned vs. cash transactions	242,865
Securities pledged as collateral under secured borrowing arrangements	98,659
Collateral used for deposits at clearing organizations	225,211
Total	$927,689

Refer to Note 14 for additional information regarding offsetting asset and liability balances related to certain of the collateral balances reflected in the tables above.

Index

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA MBS.  The MBS securities are issued on behalf of various state and local housing finance agencies (“HFA”) and consist of the mortgages originated through their lending programs.  RJ&A’s forward GNMA MBS purchase commitment arises at the time of the loan reservation for a borrower in the HFA lending program (these loan reservations fix the terms of the mortgage, including the interest rate and maximum principal amount).  The underlying terms of the GNMA MBS purchase, including the price for the MBS security (which is dependent upon the interest rates associated with the underlying mortgages) are also fixed at loan reservation.  At December 31, 2013, RJ&A had approximately $199 million principal amount of outstanding forward MBS purchase commitments which are expected to be purchased by RJ&A over the following 90 days.  Upon acquisition of the MBS security, RJ&A typically sells such security in open market transactions as part of its fixed income operations.  Given that the actual principal amount of the MBS security is not fixed and determinable at the date of RJ&A’s commitment to purchase, these forward MBS purchase commitments do not meet the definition of a derivative instrument.  In order to hedge the market interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS in the market, RJ&A enters into to be announced (“TBA”) security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future.  These TBA securities are accounted for at fair value and are included in Agency MBS securities in the table of assets and liabilities measured at fair value included in Note 5, and at December 31, 2013 aggregate to a net asset having a fair value of $1 million.  The estimated fair value of the purchase commitment at December 31, 2013 is a liability of $1 million, which is included in trade and other payables on our Condensed Consolidated Statements of Financial Condition.

As a result of the extensive regulation of the financial holding companies, banks, broker-dealers and investment advisory entities, RJF and a number of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations. The reviews can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censure to fines and, in serious cases, temporary or permanent suspension from conducting business. In addition, from time to time regulatory agencies and self-regulatory organizations institute investigations into industry practices, which can also result in the imposition of such sanctions. See Note 20 for additional information regarding regulatory capital requirements applicable to RJF and certain of its broker-dealer subsidiaries.

Guarantees

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At December 31, 2013, the exposure under these guarantees is $5.3 million, which was underwritten as part of RJ Bank’s corporate credit relationship with such borrowers.  The outstanding interest rate swaps at December 31, 2013 have maturities ranging from August 2014 through May 2019.  RJ Bank records an estimated reserve for its credit risk associated with the guarantee of these client swaps, which was insignificant as of December 31, 2013.  The estimated total potential exposure under these guarantees is $9.6 million at December 31, 2013.

RJ Bank guarantees the forward foreign exchange contract obligations of its U.S. subsidiaries.  See Note 13 for additional information regarding these derivatives.

RJF guarantees interest rate swap obligations of RJ Cap Services. See Note 13 for additional information regarding interest rate swaps.

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At December 31, 2013, there were no such outstanding performance guarantees.

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

RJF has guaranteed the Borrower’s performance under the Regions Credit Facility.  See further discussion of this borrowing in Note 12.

RJF guarantees the existing mortgage debt of RJ&A of approximately $44.7 million.

RJTCF issues certain guarantees to various third parties related to Project Partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $1.7 million as of December 31, 2013.

Index

RJF has guaranteed RJTCF’s performance to various third parties on certain obligations arising from RJTCF’s sale and/or transfer of units in one of its fund offerings (“Fund 34”).  Under such arrangements, RJTCF has provided either: (1) certain specific performance guarantees including a provision whereby in certain circumstances, RJTCF will refund a portion of the investors’ capital contribution, or (2) a guaranteed return on their investment.  Under the performance guarantees, the conditions which would result in a payment by RJTCF not being required to be made under the guarantees have been satisfied, and neither RJF nor RJTCF have any further obligations under such guarantees.  Further, based upon its most recent projections and performance of Fund 34, RJTCF does not anticipate that any future payments will be owed to these third parties under the guarantee of the return on investment. Under the guarantee of returns, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits over the next eight years, RJTCF is obligated to provide the investor with a specified return.  A $32.3 million financing asset is included in prepaid expenses and other assets, and a related $32.3 million liability is included in trade and other payables on our Condensed Consolidated Statements of Financial Condition as of December 31, 2013. The maximum exposure to loss under this guarantee is the undiscounted future payments due to investors for the return on and of their investment, and approximates $35.5 million at December 31, 2013.

Legal matter contingencies

Indemnification from Regions

On the Closing Date RJF completed its acquisition of all of the issued and outstanding shares of Morgan Keegan. The terms of the stock purchase agreement provide that Regions will indemnify RJF for losses incurred in connection with legal proceedings pending as of the closing date or commenced after the closing date and related to pre-closing matters as well as any cost of defense pertaining thereto (see Note 3 on page 124 of our 2013 Form 10-K for a discussion of the indemnifications provided to RJF by Regions). All of the Morgan Keegan matters described below are subject to such indemnification provisions. Management estimates the range of potential liability of all such matters subject to indemnification, including the cost of defense, to be from $30 million to $220 million. Any loss arising from such matters, after consideration of the applicable annual deductible, if any, will be borne by Regions. As of December 31, 2013, a receivable from Regions of approximately $1 million is included in other receivables, an indemnification asset of approximately $165 million is included in other assets, and a liability for potential losses of approximately $164 million is included within trade and other payables, all of which are reflected on our Condensed Consolidated Statements of Financial Condition pertaining to the matters described below and the related indemnification from Regions. The amount included within trade and other payables is the amount within the range of potential liability related to such matters which management estimates is more likely than any other amount within such range. Through December 31, 2013, Regions has reimbursed us over $28 million for costs we incurred in excess of the accrued liability amounts for legal matters subject to indemnification included in the final Closing Date tangible net book value computation.

Morgan Keegan matters subject to indemnification

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

Index

Certain of the Morgan Keegan entities, along with Regions, have been named in class-action lawsuits filed in federal and state courts on behalf of shareholders of Regions and investors who purchased shares of certain mutual funds in the Regions Morgan Keegan Fund complex (the “Regions Funds”). The Regions Funds were formerly managed by Morgan Asset Management (“MAM”), an entity which was at one time a subsidiary of one of the Morgan Keegan affiliates, but an entity which was not part of our Morgan Keegan acquisition (see further information regarding the Morgan Keegan acquisition in Note 3 on pages 123 - 124 of our 2013 Form 10-K). The complaints contain various allegations, including claims that the Regions Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the funds. In August 2013, the United States District Court for the Western District of Tennessee approved the settlement of the class action and the derivative action regarding the closed end funds for $62 million and $6 million, respectively. No class has been certified. Certain of the shareholders in the funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class action lawsuits.

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

Prior to the Closing Date, Morgan Keegan was involved in other litigation arising in the normal course of its business. On all such matters, RJF is subject to indemnification from Regions pursuant to the terms of the stock purchase agreement as summarized above.

Other matters

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as other corporate litigation. We are contesting the allegations in these cases and believe that there are meritorious defenses in each of these lawsuits and arbitrations. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. Refer to Note 2 on page 118 of our 2013 Form 10-K for a discussion of our criteria for establishing a range of possible loss related to such matters.  Excluding any amounts subject to indemnification from Regions related to pre-Closing Date Morgan Keegan matters discussed above, as of December 31, 2013, management currently estimates the aggregate range of possible loss is from $0 to an amount of up to $6 million in excess of the accrued liability (if any) related to these matters.  In the opinion of management, based on current available information, review with outside legal counsel, and consideration of the accrued liability amounts provided for in the accompanying condensed consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

Index

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income

The following table presents the after-tax changes in each component of accumulated other comprehensive income for the three months ended December 31, 2013:

	Unrealized loss on available for sale securities	Net currency translations and net investment hedges (1)	Total
	(in thousands)

Accumulated other comprehensive (loss) income as of September 30, 2013	$(1,276)	$12,002	$10,726

Other comprehensive income (loss) before reclassifications	3,364	(6,275)	(2,911)
Amounts reclassified from accumulated other comprehensive income	(2,270)	—	(2,270)
Net other comprehensive income (loss) for the period	1,094	(6,275)	(5,181)

Accumulated other comprehensive (loss) income as of December 31, 2013	$(182)	$5,727	$5,545

(1)
Includes net gains (losses) recognized on forward foreign exchange derivatives associated with hedges of RJ Bank’s foreign currency exposure due to it’s non-U.S. dollar net investments (see Note 13 for additional information on these derivatives).

Reclassifications out of AOCI

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive income during the three months ended December 31, 2013:

Accumulated other comprehensive income components:	Increase (decrease) in amounts reclassified from accumulated other comprehensive income		Affected line items in income statement
	Three months ended December 31, 2013
	(in thousands)
Available for sale securities: (1)
Auction rate securities	$(3,719)	(2)	Other revenue
RJ Bank available for sale securities	27		Other revenue
	(3,692)		Total before tax
	1,422		Provision for income taxes
Total reclassifications for the period	$(2,270)		Net of tax

(1)	See Note 7 for additional information regarding the available for sale securities, and Note 5 for additional fair value information regarding these securities.

(2)
For the three months ended December 31, 2013, other revenues include a realized gain on the redemption or sale of ARS in the amount of $5.5 million (see Note 7 for further information). The amount presented in the above table represents the reversal out of AOCI associated with such ARS’ redeemed or sold. The net of such realized gain and this reversal out of AOCI represents the net effect of such redemptions and sales activities on other comprehensive income (“OCI”) for the period, on a pre-tax basis.

All of the components of other comprehensive income (loss) described above, net of tax, are attributable to RJF.

Index

NOTE 18 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Three months ended December 31,
	2013	2012
	(in thousands)
Interest income:
Margin balances	$17,787	$16,164
Assets segregated pursuant to regulations and other segregated assets	4,630	4,085
Bank loans, net of unearned income	81,209	87,310
Available for sale securities	1,923	2,217
Trading instruments	4,528	5,850
Stock loan	1,873	1,391
Loans to financial advisors	1,656	1,360
Corporate cash and all other	3,487	4,749
Total interest income	$117,093	$123,126

Interest expense:
Brokerage client liabilities	$431	$548
Retail bank deposits	1,945	2,476
Trading instruments sold but not yet purchased	868	798
Stock borrow	492	504
Borrowed funds	972	1,314
Senior notes	19,010	19,066
Interest expense of consolidated VIEs	787	1,049
Other	867	2,266
Total interest expense	25,372	28,021
Net interest income	91,721	95,105
Less: provision for loan losses	(1,636)	(2,923)
Net interest income after provision for loan losses	$90,085	$92,182

NOTE 19 – SHARE-BASED COMPENSATION

We have one share-based compensation plan for our employees, Board of Directors and non-employees (comprised of independent contractor financial advisors). The 2012 Stock Incentive Plan (the “2012 Plan”), permits us to grant share-based and cash-based awards designed to be exempt from the limitation on deductible compensation under Section 162(m) of the Internal Revenue Code. In our 2013 Form 10-K, our share-based compensation accounting policies are described in Note 2, page 119.  Other information relating to our employee and Board of Director share-based awards are outlined in our 2013 Form 10-K in Note 23, pages 175 – 179, while Note 24, pages 179 – 181, discusses our non-employee share-based awards.  For purposes of this report, we have combined our presentation of both our employee and Board of Director share-based awards with our non-employee share-based awards, both of which are described below.

Stock option awards

Expense and income tax benefits related to our stock option awards granted to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three months ended December 31,
	2013	2012
	(in thousands)
Total share-based expense	$3,733	$3,248
Income tax benefits related to share-based expense	795	394

Index

For the three months ended December 31, 2013, we realized $321 thousand of excess tax benefits related to our stock option awards.

During the three months ended December 31, 2013 we granted 933,950 stock options to employees and 55,500 stock options were granted to our independent contractor financial advisors. During the three months ended December 31, 2013, no stock options were granted to outside directors.

Unrecognized pre-tax expense for stock option awards granted to employees, directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of December 31, 2013 are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average period
	(in thousands)	(in years)
Employees and directors	$26,982	3.6
Independent contractor financial advisors	2,050	3.7

The weighted-average grant-date fair value of stock option awards granted to employees for the three months ended December 31, 2013 is $16.17.

The fair value of each option grant awarded to our independent contractor financial advisors is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model.  The weighted-average fair value for unvested options granted to independent contractor financial advisors as of December 31, 2013 is $23.47.

Restricted stock and stock unit awards

Expense and income tax benefits related to our restricted equity awards (which include restricted stock and restricted stock units) granted to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three months ended December 31,
	2013	2012
	(in thousands)
Total share-based expense	$16,635	$14,044
Income tax benefits related to share-based expense	5,916	4,920

For the three months ended December 31, 2013, we realized $5.6 million of excess tax benefits related to our restricted equity awards.

During the three months ended December 31, 2013, we granted 923,289 restricted stock units to employees; no restricted stock units were granted to outside directors.  We granted no restricted stock units to independent contractor financial advisors during the three months ended December 31, 2013.

Unrecognized pre-tax expense for restricted equity awards granted to employees, directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of December 31, 2013 are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average period
	(in thousands)	(in years)
Employees and directors	$115,913	3.0
Independent contractor financial advisors	234	1.8

The weighted-average grant-date fair value of restricted stock unit awards granted to employees for the three months ended December 31, 2013 is $48.44.

The fair value of each restricted equity awards granted to our independent contractor financial advisors is valued on the date of grant and periodically revalued at the current stock price.  The fair value for unvested restricted equity awards granted to independent contractor financial advisors as of December 31, 2013 is $51.90.

Index

NOTE 20 – REGULATIONS AND CAPITAL REQUIREMENTS

For a discussion of the various regulations and capital requirements applicable to certain of our businesses and subsidiaries, see Note 25, pages 181-184, of our 2013 Form 10-K.

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

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJF as of December 31, 2013:
Total capital (to risk-weighted assets)	$3,573,614	20.4%	$1,401,417	8.0%	$1,751,772	10.0%
Tier I capital (to risk-weighted assets)	3,419,341	19.5%	701,403	4.0%	1,052,105	6.0%
Tier I capital (to adjusted assets)	3,419,341	15.2%	899,827	4.0%	1,124,783	5.0%

RJF as of September 30, 2013:
Total capital (to risk-weighted assets)	$3,445,136	19.8%	$1,391,974	8.0%	$1,739,968	10.0%
Tier I capital (to risk-weighted assets)	3,294,595	18.9%	697,269	4.0%	1,045,903	6.0%
Tier I capital (to adjusted assets)	3,294,595	14.5%	908,854	4.0%	1,136,067	5.0%

The increase in RJF’s Total capital (to risk-weighted assets) and Tier I capital (to risk-weighted assets) at December 31, 2013 compared to September 30, 2013 was the result of positive earnings during the three month period ended December 31, 2013 offset by an increase in market risk equivalent assets. The increase in RJF’s Tier I capital (to adjusted assets) ratio at December 31, 2013 compared to September 30, 2013 was primarily due to earnings during the three month period ended December 31, 2013 as well as a decrease in average segregated assets.

Index

To be categorized as “well capitalized,” RJ Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJ Bank as of December 31, 2013:
Total capital (to risk-weighted assets)	$1,271,878	12.7%	$802,736	8.0%	$1,003,419	10.0%
Tier I capital (to risk-weighted assets)	1,145,913	11.4%	401,368	4.0%	602,052	6.0%
Tier I capital (to adjusted assets)	1,145,913	10.7%	429,319	4.0%	536,648	5.0%

RJ Bank as of September 30, 2013:
Total capital (to risk-weighted assets)	$1,234,268	13.0%	$758,996	8.0%	$948,745	10.0%
Tier I capital (to risk-weighted assets)	1,115,113	11.8%	379,498	4.0%	569,247	6.0%
Tier I capital (to adjusted assets)	1,115,113	10.4%	430,154	4.0%	537,692	5.0%

The decrease in RJ Bank’s Total capital (to risk-weighted assets) ratio and Tier I capital (to risk-weighted assets) ratio at December 31, 2013 compared to September 30, 2013 were primarily due to corporate loan growth during the three month period ended December 31, 2013. The increase in RJ Bank’s Tier I Capital (to adjusted assets) ratio at December 31, 2013 compared to September 30, 2013 was due to an increase in earnings and lower average assets.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934.

The net capital position of our wholly owned broker-dealer subsidiary RJ&A is as follows:

	As of
	December 31, 2013	September 30, 2013
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	26.77%	23.14%
Net capital	$488,864	$435,343
Less: required net capital	(36,517)	(37,625)
Excess net capital	$452,347	$397,718

The net capital position of our wholly owned broker-dealer subsidiary RJFS is as follows:

	As of
	December 31, 2013	September 30, 2013
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$13,947	$18,103
Less: required net capital	(250)	(250)
Excess net capital	$13,697	$17,853

Index

The risk adjusted capital of RJ Ltd. is as follows (in Canadian dollars):

	As of
	December 31, 2013	September 30, 2013
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$65,716	$52,777
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$65,466	$52,527

At December 31, 2013, all of our other active regulated domestic and international subsidiaries are in compliance with and met all capital requirements.

NOTE 21 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

For a discussion of our financial instruments with off-balance-sheet risk, see Note 26 pages 184 - 186, of our 2013 Form 10-K.

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

December 31, 2013
(in thousands)
Standby letters of credit	$112,261
Open end consumer lines of credit	931,554
Commercial lines of credit	1,811,392
Unfunded loan commitments	344,765

Because many lending commitments expire without being funded in whole or part, the contract amounts are not estimates of RJ Bank’s actual future credit exposure or future liquidity requirements. RJ Bank maintains a reserve to provide for potential losses related to the unfunded lending commitments. See Note 8 for further discussion of this reserve for unfunded lending commitments.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of December 31, 2013, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $1.7 million and CDN $1.4 million, respectively. Additionally, as of December 31, 2013, RJ Ltd. held an outstanding forward contract to buy Euro’s totaling CDN $1.1 million. RJ Bank is also subject to foreign exchange risk related to its net investment in a Canadian subsidiary. See Note 13 for information regarding how RJ Bank utilizes net investment hedges to mitigate a significant portion of this risk.

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

Index

NOTE 22 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended December 31,
	2013	2012
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$116,633	$85,874
Less allocation of earnings and dividends to participating securities (1)	(884)	(1,204)
Net income attributable to RJF common shareholders	$115,749	$84,670

Income for diluted earnings per common share:
Net income attributable to RJF	$116,633	$85,874
Less allocation of earnings and dividends to participating securities (1)	(866)	(1,190)
Net income attributable to RJF common shareholders	$115,767	$84,684

Common shares:
Average common shares in basic computation	139,089	136,524
Dilutive effect of outstanding stock options and certain restricted stock units	3,508	2,170
Average common shares used in diluted computation	142,597	138,694

Earnings per common share:
Basic	$0.83	$0.62
Diluted	$0.81	$0.61
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	560	503

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities.  Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 1.1 million and 1.9 million for the three months ended December 31, 2013 and 2012, respectively. Dividends paid to participating securities amounted to $150 thousand and $251 thousand for the three months ended December 31, 2013 and 2012, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are as follows:

	Three months ended December 31,
	2013	2012
Dividends per common share - declared	$0.16	$0.14
Dividends per common share - paid	$0.14	$0.13

NOTE 23 – SEGMENT ANALYSIS

We currently operate through the following five business segments: “Private Client Group;” “Capital Markets;” “Asset Management;” RJ Bank; and our “Other” segment, which includes our principal capital and private equity activities as well as various corporate overhead costs of RJF including the interest cost on our public debt and the acquisition and integration costs associated with our acquisitions, most significantly Morgan Keegan.  The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. For a further discussion of our business segments, see Note 28, pages 187 - 190, of our 2013 Form 10-K.

Index

Information concerning operations in these segments of business is as follows:

	Three months ended December 31,
	2013	2012
	(in thousands)
Revenues:
Private Client Group	$779,196	$714,302
Capital Markets	244,993	255,073
Asset Management	96,016	65,629
RJ Bank	83,873	92,050
Other	20,089	25,459
Intersegment eliminations	(15,393)	(15,004)
Total revenues(1)	$1,208,774	$1,137,509

Income (loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$71,510	$53,450
Capital Markets	33,445	29,253
Asset Management	31,836	20,943
RJ Bank	57,058	67,943
Other (2)	(14,925)	(32,442)
Pre-tax income excluding noncontrolling interests	178,924	139,147
Add: net (loss) income attributable to noncontrolling interests	(112)	8,020
Income including noncontrolling interests and before provision for income taxes	$178,812	$147,167

(1)	No individual client accounted for more than ten percent of total revenues in any of the periods presented.

(2)
For the three months ended December 31, 2012, the Other segment includes acquisition related expenses pertaining to our acquisitions (primarily related to our Morgan Keegan acquisition, see Note 1 for additional information) in the amount of $17.4 million. For the three months ended December 31, 2013, acquisition related expenses are no longer material for separate disclosure as our Morgan Keegan integration activities were substantially complete as of September 30, 2013.

	Three months ended December 31,
	2013	2012
	(in thousands)
Net interest income (expense):
Private Client Group	$23,450	$21,562
Capital Markets	1,848	2,098
Asset Management	29	24
RJ Bank	82,114	87,746
Other	(15,720)	(16,325)
Net interest income	$91,721	$95,105

The following table presents our total assets on a segment basis:

	December 31, 2013	September 30, 2013
	(in thousands)
Total assets:
Private Client Group (1)	$6,015,398	$7,649,030
Capital Markets (2)	2,281,431	2,548,663
Asset Management	157,030	149,436
RJ Bank	11,242,053	10,489,524
Other	2,228,583	2,349,469
Total	$21,924,495	$23,186,122

(1)	Includes $174 million of goodwill at December 31, 2013 and September 30, 2013.

(2)	Includes $121 million of goodwill at December 31, 2013 and September 30, 2013.

Index

We have operations in the United States, Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Three months ended December 31,
	2013	2012
	(in thousands)
Revenues:
United States	$1,088,095	$1,039,023
Canada	88,114	72,415
Europe	24,996	20,889
Other	7,569	5,182
Total	$1,208,774	$1,137,509

Pre-tax income excluding noncontrolling interests:
United States	$166,606	$137,006
Canada	11,546	4,539
Europe	199	(69)
Other	573	(2,329)
Total	$178,924	$139,147

Our total assets, classified by major geographic area in which they are held, are presented below:

	December 31, 2013	September 30, 2013
	(in thousands)
Total assets:
United States (1)	$20,118,105	$21,154,293
Canada(2)	1,717,139	1,965,648
Europe	39,393	26,415
Other	49,858	39,766
Total	$21,924,495	$23,186,122

(1)	Includes $262 million of goodwill at December 31, 2013 and September 30, 2013.

(2)	Includes $33 million of goodwill at December 31, 2013 and September 30, 2013.

Index

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of our operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and accompanying notes to condensed consolidated financial statements. Where “NM” is used in various percentage change computations, the computed percentage change has been determined not to be meaningful.

Factors Affecting “Forward-Looking Statements”

Certain statements made in this report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), industry or market conditions, demand for and pricing of our products, acquisitions and divestitures, anticipated results of litigation and regulatory developments or general economic conditions.  In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions.  Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements.  We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in our filings with the Securities and Exchange Commission (the “SEC”) from time to time, including our most recent Annual Report on Form 10-K and subsequent Form 10-Q’s, which are available on www.raymondjames.com and the SEC website at www.sec.gov. Any forward-looking statement speaks only as of the date on which that statement is made. We expressly disclaim any obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Executive overview

We operate as a financial services and bank holding company. Results in the businesses in which we operate are highly correlated to the general overall strength of U.S. economic conditions and, more specifically, to the direction of the U.S. equity and fixed income markets, the corporate and mortgage lending markets and commercial and residential credit trends.  Overall market conditions, interest rates, economic, political and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control.  These factors affect the financial decisions made by market participants which include investors, borrowers, and competitors, impacting their level of participation in the financial markets. These factors also impact the level of public offerings, trading profits, interest rate volatility and asset valuations, or a combination thereof.  In turn, these decisions affect our business results.

Quarter ended December 31, 2013 compared with the quarter ended December 31, 2012

We achieved record net revenues of $1.18 billion for the quarter, a 7% increase compared to the prior year quarter, and a 5% increase compared to the preceding quarter. Total client assets under administration were a record $446.5 billion at December 31, 2013, up 5% compared to the preceding quarter and a 15% increase over the prior year level. The increase in assets under administration as compared to the preceding quarter is attributable primarily to market appreciation. Non-interest expenses increased $42 million, or 4%, compared to the prior year quarter, and $40 million, or 4% compared to the preceding quarter. The increases are primarily due to the increase in compensation, commissions and benefits expenses which were partially offset by a decrease in acquisition related expenses. Acquisition and integration related expenses in the current year quarter are no longer material for separate reporting since our integration of Morgan Keegan was substantially complete as of September 30, 2013. The combination of record revenues and overall expense control helped us achieve our targeted 15% pre-tax margin during the quarter.

Our pre-tax income increased $40 million, or 29%, compared to the prior year quarter. After excluding the acquisition related and other one-time expenses we incurred in the prior period, our pre-tax income increased $22 million, or 14%, compared to the prior year quarter (a non-GAAP measure)(1), and decreased $5 million, or 3%, compared to the preceding quarter (a non-GAAP measure).(1)

(1)	Refer to the discussion and reconciliation of the GAAP results to the non-GAAP results in the “Reconciliation of the GAAP results to the non-GAAP measures” section of this MD&A.

Index

A summary of the most significant matters impacting our financial results as compared to the prior year quarter, are as follows:

•
Our Private Client Group segment generated record net revenues of $777 million, an 9% increase over the prior year, while pre-tax income increased 34% to a record $72 million.  The increase in revenues is primarily attributable to increased securities commissions and fee revenues, predominately arising from fee-based accounts. Commission expenses increased in proportion to the increase in corresponding revenues while all other components of non-interest expenses increased in total by a modest 2%. Client assets under administration of the Private Client Group increased 14.3% over the prior year, to a record $422.9 billion at December 31, 2013.

•
The Capital Markets segment realized a $4 million, or 14%, increase in pre-tax income to $33 million, reflecting favorable levels of investment banking activity including a significant increase in activity in Canada. Institutional equity sales commissions also increased significantly. In contrast, we experienced a significant decrease in institutional fixed income commission revenues due to the uncertainty in the markets over interest rates. We continued to generate reasonable trading profits in our fixed income operations which partially mitigated the impact of the lower fixed income commission revenues.

•
Our Asset Management segment generated record net revenues of $96 million and an $11 million, or 52%, increase in pre-tax income compared to the prior year. Assets under discretionary management increased 30% from the prior year, to a record $61 billion as of December 31, 2013.  Strong net inflows of client assets, market appreciation, and performance fees earned as a result of positive net performance from certain of our managed funds (a portion of which is attributable to noncontrolling interests) all contributed to the increase in revenues and pre-tax income.

•
RJ Bank generated $57 million in pre-tax income, an $11 million, or 16%, decrease compared to the prior year.  The decrease resulted primarily from a decrease in net interest margin, partially offset by an increase in average loans outstanding. The credit characteristics of the loan portfolio continued to reflect the positive impact of improved economic conditions.

•
Activities in our Other segment resulted in a pre-tax loss that was $18 million less than the prior year quarter, most significantly because effective in the current quarter, we no longer separately report acquisition and integration related costs since our integration of Morgan Keegan was substantially complete as of September 30, 2013.

•
Our effective tax rate for the current year period was 34.8%, a decrease from the 38.3% effective tax rate in the prior year period, and approximately equal to the fiscal year 2013 effective rate. Our effective tax rate for the current period benefited from the recognition of certain state tax refunds and strong gains in our Company Owned Life Insurance portfolio compared to the prior year period (such gains are not subject to tax and thus benefit the effective tax rate).

On December 10, 2013, the final Volcker Rule, mandated as part of the Dodd-Frank Act, was issued which prohibits banks from proprietary trading and limits commercial banks and their affiliates with respect to investing in hedge funds and other private equity investments. Based upon our review and current understanding of the newly issued rules, our expectation that the legislation will not have a significant direct impact on our operations as a whole is unchanged. However, because some of the regulations have yet to be adopted by various regulatory agencies, the specific impact on some of our businesses remains uncertain.

Index

Segments

We currently operate through the following five business segments: Private Client Group (or “PCG”); Capital Markets; Asset Management; RJ Bank; and Other (which consists of our principal capital and private equity activities as well as various corporate overhead costs of RJF including the interest cost on our public debt and the acquisition and integration costs associated with our acquisitions, most significantly Morgan Keegan).

As more fully described in Note 2 on page 104, and Note 28 on page 187, of our 2013 Form 10-K, effective September 30, 2013 we implemented changes in our reportable segments. These segment changes had no effect on the historical financial results of operations. Prior period segment balances impacted by this change have been reclassified to conform to the current presentation.

The following table presents our consolidated and segment gross revenues, net revenues, and pre-tax income (loss), the latter excluding noncontrolling interests, for the periods indicated:

	Three months ended December 31,
	2013	2012	% change
	($ in thousands)
Total company
Revenues	$1,208,774	$1,137,509	6%
Net revenues	1,183,402	1,109,488	7%
Pre-tax income excluding noncontrolling interests	178,924	139,147	29%

Private Client Group
Revenues	779,196	714,302	9%
Net revenues	776,669	710,330	9%
Pre-tax income	71,510	53,450	34%

Capital Markets
Revenues	244,993	255,073	(4)%
Net revenues	241,642	250,782	(4)%
Pre-tax income	33,445	29,253	14%

Asset Management
Revenues	96,016	65,629	46%
Net revenues	96,013	65,628	46%
Pre-tax income	31,836	20,943	52%

RJ Bank
Revenues	83,873	92,050	(9)%
Net revenues	81,928	89,422	(8)%
Pre-tax income	57,058	67,943	(16)%

Other
Revenues	20,089	25,459	(21)%
Net revenues	820	5,845	(86)%
Pre-tax loss	(14,925)	(32,442)	54%

Intersegment eliminations
Revenues	(15,393)	(15,004)	(3)%
Net revenues	(13,670)	(12,519)	(9)%

Index

Reconciliation of the GAAP results to the non-GAAP measures

We believe that the non-GAAP measures provide useful information by excluding material items that may not be indicative of our core operating results and that the GAAP and the non-GAAP measures should be considered together. There are no non-GAAP adjustments in the December 31, 2013 quarter, as we no longer separately report acquisition and integration related costs since our integration of Morgan Keegan was substantially complete as of the end of the preceding quarter. The non-GAAP adjustments impacting the prior periods presented include one-time acquisition and integration costs (primarily associated with our Morgan Keegan acquisition), net of applicable taxes. Refer to the footnotes to the table below for further explanation.

The following table provides a reconciliation of the GAAP basis to the non-GAAP measures for the prior year period which included non-GAAP adjustments:

Three months ended December 31, 2012
($ in thousands, except per share amounts)
Net income attributable to RJF, Inc. - GAAP basis	$85,874
Non-GAAP adjustments:
Acquisition related expenses (1)	17,382
Tax effect of non-GAAP adjustment (2)	(6,656)
Net income attributable to RJF, Inc. - Non-GAAP basis	$96,600
Non-GAAP earnings per common share:
Non-GAAP basic	$0.70
Non-GAAP diluted	$0.69
Average equity - GAAP basis (3)	$3,324,370
Average equity - non-GAAP basis (4)	$3,322,744
Return on equity for the quarter (annualized)	10.3%
Return on equity for the quarter - non-GAAP basis (annualized) (5)	11.6%

(1)	The non-GAAP adjustment adds back to pre-tax income one-time acquisition and integration expenses associated with acquisitions that were incurred during the period.

(2)	The non-GAAP adjustment reduces net income for the income tax effect of the pre-tax non-GAAP adjustment, utilizing the effective tax rate in such period to determine the current tax expense.

(3)	Computed by adding the total equity attributable to RJF, Inc. as of the date indicated plus the prior quarter-end total, divided by two.

(4)	The calculation of non-GAAP average equity includes the impact on equity of the non-GAAP adjustments described in the table above.

(5)
Computed by utilizing the net income attributable to RJF, Inc.-non-GAAP basis and the average equity-non-GAAP basis. See footnotes (3) and (4) above for the calculation of average equity-non-GAAP basis.

Net interest analysis

We have certain assets and liabilities, not only held in our RJ Bank segment but also held in our PCG and Capital Markets segments, which are subject to changes in interest rates; these changes in interest rates have an impact on our overall financial performance. Given the relationship of our interest sensitive assets to liabilities held in each of these segments, an increase in short-term interest rates would result in an overall increase in our net earnings (we currently have more assets than liabilities with a yield that would be affected by a change in short-term interest rates).  A gradual increase in short-term interest rates would have the most significant favorable impact on our PCG and RJ Bank segments (refer to the table in Item 3 - Interest Rate Risk in this Form 10-Q, which presents an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates using the asset/liability model applied by RJ Bank).

Index

Based upon our latest analysis performed as of September 30, 2013, we estimate that a 100 basis point instantaneous rise in short-term interest rates could result in an increase in our pre-tax income in the range of approximately $140 million to $170 million over a twelve month period. Approximately half of such an increase would be attributable to account and service fee revenues (resulting from an increase in the fees generated in lieu of interest income from our multi-bank sweep program with unaffiliated banks and the discontinuance of money market fee waivers) which are reported in the PCG segment, and the remaining portion of the increase attributable to net interest income reported in both our PCG and RJ Bank segments. This estimate is based on static balances as of September 30, 2013 and conservative assumptions related to interest rates earned by clients on their cash balances in various interest rate environments. The actual amount of any increase we would realize in the future will ultimately be based on a number of factors including but not limited to, the actual change in balances, the rapidity and magnitude of the increase in interest rates, the competitive landscape at such time, and the returns on comparable investments which will factor into the interest rates we pay on client cash balances. The vast majority of any incremental benefit to pre-tax income from a rise in short-term interest rates would be expected to arise from the first 100 basis point increase, as we presume that a significant portion of any further incremental increase in short-term interest rates would be passed along to clients, and thus such additional interest revenues and interest sensitive fees would be offset by increases of similar amounts in our interest expense.

Quarter ended December 31, 2013 compared with the quarter ended December 31, 2012 – Net interest

The following table presents our consolidated average interest-earning asset and liability balances, interest income and expense balances, and the average yield/cost, for the periods indicated:

	Three months ended December 31,
	2013			2012
	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,756,537	$17,787	4.05%	$1,835,454	$16,164	3.52%
Assets segregated pursuant to regulations and other segregated assets	3,921,450	4,630	0.47%	3,055,819	4,085	0.53%
Bank loans, net of unearned income(2)	9,145,365	81,209	3.55%	8,303,983	87,310	4.21%
Available for sale securities	694,538	1,923	1.11%	739,689	2,217	1.20%
Trading instruments(3)	544,705	4,528	3.33%	890,971	5,850	2.63%
Stock loan	341,470	1,873	2.19%	355,819	1,391	1.56%
Loans to financial advisors(3)	405,567	1,656	1.63%	437,730	1,360	1.24%
Corporate cash and all other(3)	2,634,341	3,487	0.53%	2,677,098	4,749	0.71%
Total	$19,443,973	$117,093	2.41%	$18,296,563	$123,126	2.69%

Interest-bearing liabilities:
Brokerage client liabilities	$5,180,449	431	0.03%	$4,372,834	$548	0.05%
Bank deposits(2)	9,486,644	1,945	0.08%	8,738,284	2,476	0.11%
Trading instruments sold but not yet purchased(3)	214,952	868	1.62%	249,551	798	1.28%
Stock borrow	96,447	492	2.04%	139,200	504	1.45%
Borrowed funds	281,677	972	1.38%	346,187	1,314	1.52%
Senior notes	1,148,877	19,010	6.62%	1,148,689	19,066	6.64%
Loans payable of consolidated variable interest entities(3)	59,538	787	5.29%	78,271	1,049	5.36%
Other(3)	342,400	867	1.01%	367,934	2,266	2.46%
Total	$16,810,984	$25,372	0.60%	$15,440,950	$28,021	0.73%
Net interest income		$91,721			$95,105

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

Index

Net interest income decreased $3 million, or 4%, compared to the prior year quarter. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

Net interest income in the PCG segment increased $2 million, or 9%, primarily resulting from the increase in margin interest rates we implemented as of October 1, 2013, partially offset by decreased client margin balances.

The RJ Bank segment’s net interest income decreased $6 million, or 6%, primarily as a result of a decrease in net interest margin.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Interest income earned on our available for sale securities portfolio decreased from the prior year period due to a slight decrease in yields on the portfolio and lower investment balances as compared to the prior year quarter.

Interest income earned on our trading instruments decreased from the prior year period due to decreased trading security inventory levels (see Note 6 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our trading instruments).

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the periods indicated:

	Three months ended December 31,
	2013	% change	2012
	($ in thousands)
Revenues:
Securities commissions and fees:
Equities	$78,602	7%	$73,181
Fixed income products	20,401	(16)%	24,353
Mutual funds	164,686	14%	144,662
Fee-based accounts	287,137	18%	242,568
Insurance and annuity products	84,652	2%	83,318
New issue sales credits	22,029	(20)%	27,455
Sub-total securities commissions and fees	657,507	10%	595,537
Interest	25,977	2%	25,534
Account and service fees:
Client account and service fees	38,021	(11)%	42,694
Mutual fund and annuity service fees	46,176	20%	38,383
Client transaction fees	4,649	21%	3,851
Correspondent clearing fees	812	16%	703
Account and service fees – all other	74	14%	65
Sub-total account and service fees	89,732	5%	85,696
Other	5,980	(21)%	7,535
Total revenues	779,196	9%	714,302

Interest expense	2,527	(36)%	3,972
Net revenues	776,669	9%	710,330

Non-interest expenses:
Sales commissions	475,843	10%	431,749
Admin & incentive compensation and benefit costs	121,606	1%	120,320
Communications and information processing	37,501	(2)%	38,359
Occupancy and equipment	28,937	—	28,821
Business development	20,297	15%	17,626
Clearance and other	20,975	5%	20,005
Total non-interest expenses	705,159	7%	656,880
Pre-tax income	$71,510	34%	$53,450

Margin on net revenues	9.2%		7.5%

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

Net interest revenue in the PCG segment is generated by customer balances, predominately the earnings on margin loans and assets segregated pursuant to regulations, less interest paid on customer cash balances (“Client Interest Program”).  The PCG segment earns a fee (in lieu of interest revenue) from the RJBDP, a program where clients’ cash deposits in their brokerage accounts are re-deposited through a third party service into interest-bearing deposit accounts at a number of banks. The RJBDP enables clients to obtain up to $2.5 million in individual FDIC deposit insurance coverage ($5 million for joint accounts) while earning competitive rates for their cash balances.  The portion of this fee paid by RJ Bank is eliminated in the intersegment eliminations.

The PCG segment includes the results of our securities lending business, in which we borrow and lend securities from and to other broker-dealers, financial institutions, and other counterparties, generally as an intermediary. The net revenues of the securities lending business are the interest spreads generated from these activities.

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

Revenues of the PCG segment are correlated with total PCG client assets under administration, which include assets in fee-based accounts (a majority of which is included in our asset management programs), and the overall U.S. equities markets. PCG client asset balances are as follows as of the dates indicated:

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(in billions)
Total PCG assets under administration	$422.9	$402.6	$387.3	$388.2	$370.0	$367.7
PCG assets in fee-based accounts	$151.2	$139.9	$131.8	$129.2	$118.6	$115.7

Total PCG assets under administration increased 5% compared to the preceding quarter ended September 30, 2013 and were up 14% over December 31, 2012. Total PCG assets in fee-based accounts increased 8% compared to the preceding quarter ended September 30, 2013 and were up 27% compared to December 31, 2012. Increased client assets under administration typically result in higher fee-based account revenues and mutual fund and annuity service fees. Improved equity markets not only result in increased assets under administration, but also generally lead to more client activity and therefore improved financial advisor productivity resulting from increased commission revenues and transaction fees. Higher client cash balances generally lead to increased interest income and account fee revenues, depending upon spreads realized in our Client Interest Program and RJBDP.

Index

The following table presents a summary of PCG financial advisors as of the dates indicated:

	Employees	Independent contractors	December 31, 2013 total	September 30, 2013 total	December 31, 2012 total (1)
RJ&A	2,430	—	2,430	2,443	1,604
MK & Co. (2)	—	—	—	—	869
Raymond James Financial Services, Inc.	—	3,279	3,279	3,275	3,215
Raymond James Ltd.	177	218	395	406	428
Raymond James Investment Services Limited (“RJIS”)	—	74	74	73	65
Total financial advisors	2,607	3,571	6,178	6,197	6,181

(1)
As of September 30, 2013 we refined the criteria to determine our financial advisor population. The counts have been revised from those previously reported in order to present the information on a consistent basis through the application of our current criteria.

(2)
We acquired MK & Co. on April 2, 2012. We successfully integrated the PCG operations of Morgan Keegan onto the RJ&A platform in mid-February 2013. At that time, 863 financial advisors of MK & Co. became RJ&A financial advisors.

Quarter ended December 31, 2013 compared with the quarter ended December 31, 2012 – Private Client Group

Net revenues increased $66 million, or 9%, while pre-tax income increased $18 million, or 34%. PCG’s pre-tax margin on net revenues increased to 9.2% as compared to the prior year quarter’s 7.5%.

Securities commissions and fees increased $62 million, or 10%.  Client assets under administration of $422.9 billion increased $52.9 billion or 14% compared to December 31, 2012. The year over year increase in client assets was driven by the equity market conditions in the U.S., which were generally improved as compared to the prior year. The most significant increases in these revenues arose from fee-based accounts, which increased $45 million, or 18%, and commissions on mutual fund products which increased $20 million, or 14%, partially offset by a $4 million, or 16% decrease in commissions on fixed income products. Commission earnings on fixed income products decreased due to the sluggishness in the fixed income markets resulting from the uncertain interest rate environment.

Account and service fees increased $4 million, or 5%. Mutual fund and annuity service fees increased $8 million, or 20%, primarily as a result of an increase in mutual fund omnibus fees, education and marketing support (“EMS”) fees, and no-transaction-fee (“NTF”) program revenues, all of which are paid to us by the mutual fund companies whose products we distribute.  During the past year we implemented changes in the data sharing arrangements with many mutual fund companies, converting from a networking to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate us for the additional reporting requirements performed by the broker-dealer under omnibus arrangements.  In addition, effective with our mid-February 2013 platform integration, the former Morgan Keegan client mutual fund investments became eligible for our omnibus and EMS programs. Partially offsetting the above, client account and service fees decreased $5 million, or 11% primarily resulting from a decrease in fees earned in lieu of interest earnings from the RJBDP. Although cash balances in this program increased, the fee earnings on such balances decreased as certain contracts with third parties renewed during the current period at lower rates.

Total segment revenues increased 9%. The portion of total segment revenues that we consider to be recurring is approximately 69% at December 31, 2013, an increase from 65% at December 30, 2012.  Recurring commission and fee revenues include asset based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund service fees, fees earned on funds in our multi-bank sweep program, and interest. Assets in fee-based accounts as of December 31, 2013 were $151.2 billion, an increase of 8% over the balances as of September 30, 2013, and up 27% as compared to the $118.6 billion as of December 31, 2012.

PCG net interest increased $2 million, or 9%, primarily resulting from an increase in margin interest rates, partially offset by decreased client margin balances. Client margin balances decreased 6% as compared to December 31, 2012 levels, partially due to the popularity of the securities based lending product offered by RJ Bank. Although the average client cash balances over the quarter have increased compared to the December 31, 2012 quarter levels, given the extremely low rate of interest we earn and pay on client cash balances as a result of the interest rate environment, this increase in client cash balances has only had a nominal impact on our net interest revenues.

Index

Non-interest expenses increased $48 million, or 7%, over the prior year quarter.  Sales commission expense increased $44 million, or 10%, consistent with the 10% increase in commission and fee revenues.  Business development expenses increased $3 million, or 15%, primarily due to increases in advertising, recruiting and conference costs.

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the periods indicated:

	Three months ended December 31,
	2013	% change	2012
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$65,645	17%	$55,910
Fixed income	65,068	(29)%	91,903
Sub-total institutional sales commissions	130,713	(12)%	147,813
Equity underwriting fees	18,751	(16)%	22,452
Mergers & acquisitions and advisory fees	41,059	(6)%	43,811
Fixed income investment banking	10,833	(23)%	14,157
Tax credit funds syndication fees	9,159	115%	4,269
Investment advisory fees	5,446	58%	3,438
Trading profit	16,601	108%	7,996
Interest	5,199	(19)%	6,389
Other	7,232	52%	4,748
Total revenues	244,993	(4)%	255,073
Interest expense	3,351	(22)%	4,291
Net revenues	241,642	(4)%	250,782

Non-interest expenses:
Sales commissions	51,838	(15)%	61,334
Admin & incentive compensation and benefit costs	113,190	—	113,046
Communications and information processing	16,890	4%	16,201
Occupancy and equipment	8,666	(2)%	8,874
Business development	8,114	(20)%	10,113
Losses of real estate partnerships held by consolidated variable interest entities	8,596	160%	3,306
Clearance and all other	11,444	(18)%	14,035
Total non-interest expenses	218,738	(4)%	226,909
Income before taxes and including noncontrolling interests	22,904	(4)%	23,873
Noncontrolling interests	(10,541)		(5,380)
Pre-tax income excluding noncontrolling interests	$33,445	14%	$29,253

The Capital Markets segment consists primarily of equity and fixed income products and services.  The activities include institutional sales and trading in the U.S., Canada and Europe; management of and participation in public offerings; financial advisory services, including private placements and merger and acquisition services; public finance activities; and the syndication and related management of investment partnerships designed to yield returns in the form of low-income housing tax credits to institutions.  We provide securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions for both equity and fixed income products are driven primarily through trade volume, resulting from a combination of participation in public offerings, general market activity, and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients.  Revenues from investment banking activities are driven principally by our role in the offering and the number and dollar value of the transactions with which we are involved.  This segment also includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the OTC and Canadian markets.  This trading involves the purchase of securities from, and the sale of securities to, our clients as well as other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients.  Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices, as well as market trends for the individual securities during the period we hold them. This segment also includes the results of the operations we conduct in Latin American countries including Argentina and Uruguay.

Index

Quarter ended December 31, 2013 compared with the quarter ended December 31, 2012 – Capital Markets

Net revenues decreased $9 million, or 4%, while pre-tax income in the Capital Markets segment increased $4 million, or 14%.

Institutional equity sales commissions increased $10 million, or 17%, resulting from both favorable equity markets throughout the current year quarter, and an active new issue market environment especially early in the quarter.

Institutional fixed income sales commissions decreased $27 million, or 29%, primarily due to the uncertainty in the markets over interest rates. Trading results were solid and steady over the quarter, resulting in a $9 million improvement over the prior year quarter. These trading profits are based primarily on fixed income securities. These favorable trading results were achieved even as we continued to maintain relatively lower balances of trading securities in response to the market uncertainty (refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information on our levels of trading instruments held at period end). Comparisons of the current period trading profits to the prior year quarter are favorable due to the relatively low trading profit level in the prior year quarter as a result of adverse conditions in the municipal fixed income markets during that period.

Merger and acquisitions and advisory fees revenue decreased $3 million, or 6%, as compared to the prior year. The current year activity was strong in both our domestic and Canadian operations. Comparisons to the prior year are impacted by what was an especially strong level of activity in the prior year due to an acceleration of domestic capital markets activities in advance of then anticipated tax law changes.

The number of lead and co-managed underwritings and the related revenue during the current period decreased in our U.S. operations as compared to the prior year quarter. Partially offsetting the U.S. decline, capital markets activities in our Canadian operations improved significantly compared to the prior year.

Tax credit fund syndication fee revenues increased by $5 million, or 115%, due to a significant increase in the volume of tax credit fund partnership interests sold during the current year period as compared to the prior year.

Non-interest expenses decreased $8 million, or 4%, compared to the prior year quarter.  Sales commission expense decreased $9 million, or 15%, which is directly correlated to the 12% decrease in overall institutional sales commission revenues. Administrative and incentive compensation and benefit expense were relatively unchanged as compared to the prior year. Decreases in domestic administrative expenses resulting from staff reductions primarily in our fixed income operations that occurred during periods since the prior year quarter were offset by increases in incentive compensation expense primarily associated with the higher volume of capital markets activities in our Canadian operations. Clearance and other expense decreased $3 million, or 18%, primarily resulting from a decrease in other expense.

Losses of real estate partnerships held by consolidated VIEs result directly from the consolidation of certain low-income housing tax credit funds, and reflects an increase of $5 million, or 160%, over the prior period. Since we only hold an insignificant interest in these consolidated funds, nearly all of these losses are attributable to others and are therefore included in the offsetting noncontrolling interests. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on the consolidation of VIEs.

Noncontrolling interests includes the impact of consolidating certain low-income housing tax credit funds, which impacts other revenue, interest expense, and the losses of real estate partnerships held by consolidated VIEs (as described in the preceding paragraph), reflecting the portion of these consolidated entities which we do not own.  Total segment expenses attributable to others increased by $5 million as compared to the prior year quarter, which is consistent with the increase in losses of real estate partnerships held by consolidated VIEs noted above.

Index

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the periods indicated:

	Three months ended December 31,
	2013	% change	2012
	($ in thousands)
Revenues:
Investment advisory fees	$82,995	51%	$54,951
Other	13,021	22%	10,678
Total revenues	96,016	46%	65,629

Expenses:
Admin & incentive compensation and benefit costs	28,507	31%	21,703
Communications and information processing	5,100	35%	3,771
Occupancy and equipment	1,107	16%	951
Business development	2,678	35%	1,984
Investment sub-advisory fees	10,334	44%	7,176
Other	12,279	44%	8,500
Total expenses	60,005	36%	44,085
Income before taxes and including noncontrolling interests	36,011	67%	21,544
Noncontrolling interests	4,175		601
Pre-tax income excluding noncontrolling interests	$31,836	52%	$20,943

The Asset Management segment includes the operations of Eagle, the Eagle Family of Funds, the asset management operations of RJ&A, Raymond James Trust, N. A. (“RJT”), and other fee-based programs.  The majority of the revenues for this segment are generated by the investment advisory fees related to asset management services provided for individual and institutional investment portfolios, along with mutual funds.  Investment advisory fees are earned on assets held in managed or non-managed programs. These fees are computed based on balances either at the beginning of the quarter, the end of the quarter, or average daily assets. Asset balances are impacted by both the performance of the market and the new sales and redemptions of client accounts/funds. Rising markets have historically had a positive impact on investment advisory fee revenues as existing accounts increase in value, and individuals and institutions may commit incremental funds in rising markets.

Managed Programs

As of December 31, 2013, approximately 82% of investment advisory fees recorded in this segment are earned from assets held in managed programs.  Of these revenues, approximately 55% of our investment advisory fees recorded in a quarter are determined based on balances at the beginning of a quarter, approximately 30% are based on balances at the end of the quarter and the remaining 15% are computed based on average assets throughout the quarter.

Index

The following table reflects fee-billable assets under discretionary management in managed programs at the dates indicated:

	December 31, 2013	September 30, 2013	December 31, 2012	September 30, 2012
	(in millions)
Assets under discretionary management:
Eagle Asset Management, Inc. (1)	$29,478	$27,886	$23,687	$19,986
Raymond James Consulting Services	12,156	11,385	9,407	9,443
Unified Managed Accounts (“UMA”)	5,778	4,962	3,067	2,855
Freedom Accounts & other managed programs	17,992	16,555	12,268	11,884
Sub-total assets under discretionary management	65,404	60,788	48,429	44,168
Less: Assets managed for affiliated entities	(4,899)	(4,799)	(4,235)	(4,185)
Sub-total net assets under discretionary management	60,505	55,989	44,194	39,983
Morgan Keegan managed fee-based assets (2)	—	—	2,333	2,801
Total assets under discretionary management	$60,505	$55,989	$46,527	$42,784

(1)	For all periods after December 24, 2012, includes the assets under management of ClariVest.

(2)
Revenues generated from the Closing Date of the Morgan Keegan acquisition through mid-February 2013 (the platform conversion date to RJ&A) arising from assets in what were during such time MK & Co. managed fee-based programs, were included in the PCG segment. These assets were managed by unaffiliated portfolio managers.

The following table summarizes the activity impacting the fee-billable assets under discretionary management in managed programs (excluding activity in assets managed for affiliated entities and MK & Co. managed fee-based assets for the periods prior to the conversion of MK & Co. accounts to the RJ&A platform) for the periods indicated:

	Three months ended December 31,
	2013	2012
	(in millions)
Assets under management at beginning of period	$60,788	$44,168
Net inflows of client assets	1,233	954
Net market appreciation in asset values	3,383	194
Inflow resulting from ClariVest acquisition (1)	—	3,113
Assets under management at end of period	$65,404	$48,429

(1)	Eagle acquired a 45% interest in ClariVest on December 24, 2012.

Non-Managed Programs

As of December 31, 2013, approximately 18% of investment advisory fees revenue recorded in this segment are earned for administrative services on assets held in non-managed programs and all such investment advisory fees are determined based on balances at the beginning of the quarter.

Index

The following table reflects fee-billable assets under management in non-managed programs at the dates indicated:

	December 31, 2013	September 30, 2013	December 31, 2012	September 30, 2012
	(in millions)
Passport	$35,258	$32,121	$28,742	$28,405
Ambassador	33,271	30,043	17,332	16,772
Other non-managed fee-based assets	2,669	2,517	3,115	3,191
Sub-total assets under management	71,198	64,681	49,189	48,368
Less: Assets managed for affiliated entities	(214)	(173)	(95)	(88)
Sub-total net assets under management	70,984	64,508	49,094	48,280
Morgan Keegan non-managed fee-based assets (1)	—	—	6,810	6,772
Total assets under management	$70,984	$64,508	$55,904	$55,052

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

The following table summarizes the activity impacting the fee-billable financial assets under management in non-managed programs (excluding activity in MK & Co. non-managed fee-based assets for the periods prior to the conversion of MK & Co. accounts to the RJ&A platform) for the periods indicated:

	Three months ended December 31,
	2013	2012
	(in millions)
Assets under management at beginning of period	$64,681	$48,368	(1)
Net inflows of client assets	2,660	847
Net market appreciation (depreciation) in asset values	3,857	(26)
Assets under management at end of period	$71,198	$49,189

(1)
Certain assets in non-managed accounts, predominately comprised of cash balances, are excluded from the calculation of the account value for fee billing purposes. The assets under management balances presented have been revised from the amounts initially reported to reflect only billable assets and to present such balances on a consistent basis with those reported as of December 31, 2013.

Quarter ended December 31, 2013 compared with the quarter ended December 31, 2012 – Asset Management

Pre-tax income in the Asset Management segment increased $11 million, or 52%, over the prior year quarter.

Investment advisory fee revenue increased by $28 million, or 51%, over the prior year quarter primarily generated by an increase in assets under management and performance fees earned from certain managed funds. Performance fees, which are earned from managed funds for exceeding certain performance targets, increased nearly $9 million over the amount earned in the prior year quarter.

Total assets under discretionary management in managed programs have increased $14 billion, or 30%, since December 31, 2012 resulting from a combination of net inflows of client assets and net market appreciation.

Total assets under management in non-managed programs have increased $15 billion, or 27%, since December 31, 2012 resulting from net inflows of client assets and net market appreciation.

Other revenue increased by $2 million, or 22%, primarily resulting from an increase in fee income generated by our RJT subsidiary reflecting a 16% increase in RJT client assets as compared to the prior year, to $3.1 billion at December 31, 2013.

Index

Expenses increased by approximately $16 million, or 36%, primarily resulting from a $7 million, or 31%, increase in administrative and performance based incentive compensation, a $3 million, or 44%, increase in investment sub-advisory fees, and a $4 million, or 44%, increase in other expenses. The increase in administrative and performance based incentive compensation is a result of: the combination of increases in performance compensation which is directly related to the increase in investment advisory fee revenues and the performance fees earned during the period; increases in salary expenses resulting from the addition of ClariVest; and annual increases and additions to staff associated with our operations. The increase in investment sub-advisory fee expense is directly related to the increase in advisory fees paid to the external managers associated with certain assets included within the UMA and Raymond James Consulting Services programs. The increase in other expense is primarily due to increases in the costs incurred so that certain funds sponsored by Eagle are available as investment choices on the platforms of other broker-dealers and increases in expenses of RJT resulting from the increase in client assets.

Noncontrolling interests includes the impact of the consolidation of certain subsidiary investment advisors and other subsidiaries. Total segment net income attributable to others increased by $4 million as compared to the prior year quarter since certain of the current period performance fees were earned by certain of these subsidiaries, and therefore a portion is attributable to others.

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the periods indicated:

	Three months ended December 31,
	2013	% change	2012
	($ in thousands)
Revenues:
Interest income	$84,059	(7)%	$90,374
Interest expense	(1,945)	(26)%	(2,628)
Net interest income	82,114	(6)%	87,746
Other (loss) income	(186)	(111)%	1,676
Net revenues	81,928	(8)%	89,422

Non-interest expenses:
Compensation and benefits	6,282	30%	4,828
Communications and information processing	685	2%	670
Occupancy and equipment	306	14%	268
Loan loss provision	1,636	(44)%	2,923
FDIC insurance premiums	2,082	43%	1,456
Affiliate deposit account servicing fees	8,463	21%	6,971
Other	5,416	24%	4,363
Total non-interest expenses	24,870	16%	21,479
Pre-tax income	$57,058	(16)%	$67,943

RJ Bank is a national bank, regulated by the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (the “Fed”), and the FDIC. RJ Bank provides corporate, residential and consumer loans, as well as FDIC insured deposit accounts, to clients of our broker-dealer subsidiaries and to the general public.  RJ Bank is active in corporate loan syndications and participations, and also purchases commercial loans in the secondary market.  Residential mortgage loans are originated and held for investment or sold in the secondary market.  RJ Bank generates revenue principally through the interest income earned on loans and investments, which is offset by the interest expense it pays on client deposits and on its borrowings.

Index

The tables below present certain credit quality trends for corporate loans and residential/consumer loans:

	Three months ended December 31,
	2013	2012
	(in thousands)
Net loan recoveries/(charge-offs):
C&I loans	$(36)	$(90)
CRE loans	80	544
Residential/mortgage loans	235	(2,839)
Consumer loans	12	5
Total	$291	$(2,380)

	December 31, 2013	September 30, 2013
	(in thousands)
Allowance for loan losses:
Loans held for investment:
C&I loans	$96,629	$95,994
CRE construction loans	1,647	1,000
CRE loans	20,210	19,266
Residential/mortgage loans	18,300	19,126
Consumer loans	1,338	1,115
Total	$138,124	$136,501

Nonperforming assets:
Nonperforming loans:
C&I loans	$—	$89
CRE loans	25,068	25,512
Residential mortgage loans:
Residential mortgage loans	72,168	75,889
Home equity loans/lines	387	468
Total nonperforming loans	97,623	101,958
Other real estate owned:
Residential first mortgage loans	2,863	2,434
Total other real estate owned	2,863	2,434
Total nonperforming assets	$100,486	$104,392

Total loans:
Loans held for sale, net(1)	$95,219	$110,292
Loans held for investment:
C&I loans	5,518,307	5,246,005
CRE construction loans	98,066	60,840
CRE loans	1,348,618	1,283,046
Residential mortgage loans	1,765,267	1,745,650
Consumer loans	667,361	555,805
Net unearned income and deferred expenses	(41,952)	(43,936)
Total loans held for investment	9,355,667	8,847,410
Total loans	$9,450,886	$8,957,702

(1)	Net of unearned income and deferred expenses.

Index

The following table presents RJ Bank’s allowance for loan losses by loan category:

	As of
	December 31, 2013		September 30, 2013
	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable
	($ in thousands)
Loans held for sale	$—	1%	$—	1%
C&I loans	81,450	49%	81,733	50%
CRE construction loans	981	1%	674	—
CRE loans	17,493	12%	16,566	12%
Residential mortgage loans	18,292	19%	19,117	20%
Consumer loans	1,335	7%	1,112	6%
Foreign loans	18,573	11%	17,299	11%
Total	$138,124	100%	$136,501	100%

Information on foreign assets held by RJ Bank:

Changes in the allowance for loan losses with respect to loans RJ Bank has made to borrowers who are not domiciled in the U.S. are as follows:

	Three months ended December 31,
	2013	2012
	( in thousands)
Allowance for loan losses attributable to foreign loans, beginning of period:	$17,299	$7,955
Provision for loan losses - foreign loans	1,578	1,579
Foreign exchange translation adjustment	(304)	(63)
Allowance for loan losses attributable to foreign loans, end of period	$18,573	$9,471

Cross-border outstandings represent loans (including accrued interest), interest-bearing deposits with other banks, and any other monetary assets which are denominated in a currency other than the U.S. dollar. The following table sets forth the country where RJ Bank’s total cross-border outstandings exceeded 1% of total RJF assets as of each respective period:

	Banks	C&I loans	CRE construction loans	CRE loans	Residential mortgage loans	Consumer loans	Total cross-border outstandings (1)
	(in thousands)
December 31, 2013

Canada	$28,786	$362,930	$20,189	$50,096	$1,010	$—	$463,011

September 30, 2013:

Canada	$44,196	$352,221	$8,093	$63,456	$1,013	$48	$469,027

(1)	Excludes any hedged, non-U.S. currency amounts.

Index

Quarter ended December 31, 2013 compared with the quarter ended December 31, 2012 – RJ Bank

Pre-tax income generated by the RJ Bank segment decreased $11 million, or 16%.  The decrease in pre-tax income was primarily attributable to a $7 million, or 8% decrease in net revenues, a $5 million, or 25%, increase in non-interest expenses (excluding provision for loan losses), offset by a decrease of $1 million, or 44%, in the provision for loan losses. The $7 million decline in net revenues was attributable to a $6 million decrease in net interest income and a $2 million decrease in other revenues.

Net interest income decreased $6 million, primarily as a result of a decrease in the net interest margin offset by a $824 million increase in average interest-earning banking assets. The yield on interest-earning banking assets decreased to 3.11% from 3.62% primarily due to a decline in the loan portfolio yield, which decreased to 3.49% from 4.13% due primarily to a reduction in the corporate loan portfolio yield resulting from tightened spreads and the refinancing of existing loans at lower rates. In addition, there was a decline in the residential mortgage loan portfolio yield resulting from adjustable rate loans resetting at lower rates and lower rates on new production. Primarily as a result of the decrease in the yield of the average interest-earning assets, the net interest margin decreased to 3.04% from 3.52%. The increase in average interest-earning banking assets was primarily driven by an $841 million increase in average loans.

Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $791 million to $9.6 billion.

The decrease in other income as compared to the prior year was primarily due to $1 million in additional foreign currency losses and a $1 million decrease in income from the sale of held for sale loans.

The reduction in provision for loan losses resulted from a significant decrease in corporate criticized loans, the favorable resolution of corporate problem loans, lower LTV ratios in the residential mortgage loan portfolio, and a reduction in delinquent residential mortgage loans. These credit characteristics reflected the positive impact from improved economic conditions. Net loan charge-offs decreased $3 million, or 112%, to a $291 thousand recovery, which was primarily attributable to improved credit characteristics within the residential mortgage loan portfolio.
The $5 million increase in non-interest expenses (excluding provision for loan losses) as compared to the prior year was primarily attributable to a $2 million, or 21%, increase in affiliate deposit account servicing fees resulting from increased deposit balances, a $1 million, or 30%, increase in compensation and benefits related to staff additions, and a $1 million or 43% increase in FDIC insurance premiums.

Index

The following table presents average balance, interest income and expense, the related interest yields and rates, and interest spreads for RJ Bank for the periods indicated:

	Three months ended December 31,
	2013			2012
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income(1)
Loans held for sale - all domestic	$139,152	$822	2.34%	$168,642	$970	2.28%
Loans held for investment:
Domestic:
C&I loans	4,423,807	42,809	3.81%	4,548,688	51,955	4.49%
CRE construction loans	23,124	321	5.43%	27,619	411	5.82%
CRE loans	1,115,246	8,489	2.98%	852,673	7,170	3.29%
Residential mortgage loans	1,748,444	13,041	2.92%	1,693,108	13,384	3.09%
Consumer loans	594,357	4,288	2.82%	370,547	2,902	3.06%
Foreign:
C&I loans	880,414	9,172	4.08%	509,216	6,632	5.10%
CRE construction loans	35,520	416	4.59%	20,755	346	6.53%
CRE loans	181,727	1,820	3.92%	109,387	3,507	12.55%	(2)
Residential mortgage loans	1,857	15	3.07%	1,668	16	3.73%
Consumer loans	1,717	16	3.74%	1,680	17	3.87%
Total loans, net	9,145,365	81,209	3.49%	8,303,983	87,310	4.13%
Agency MBS	319,501	689	0.86%	341,165	735	0.86%
Non-agency CMOs	140,638	906	2.58%	163,379	1,155	2.83%
Money market funds, cash and cash equivalents	939,242	655	0.27%	909,950	594	0.26%
FHLB stock, Federal Reserve Bank of Atlanta (“FRB”) stock, and other	79,761	600	2.99%	82,473	580	2.79%
Total interest-earning banking assets	10,624,507	$84,059	3.11%	9,800,950	$90,374	3.62%
Non-interest-earning banking assets:
Allowance for loan losses	(137,554)			(148,081)
Unrealized loss on available for sale securities	(11,838)			(15,303)
Other assets	250,500			286,830
Total non-interest-earning banking assets	101,108			123,446
Total banking assets	$10,725,615			$9,924,396
(continued on next page)

Index

	Three months ended December 31,
	2013			2012
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	(continued from previous page)
	($ in thousands)
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$320,037	$1,548	1.92%	$317,468	$1,663	2.08%
Money market, savings, and NOW accounts	9,166,607	397	0.02%	8,420,816	813	0.04%
FHLB advances and other	94,116	—	—	51,704	152	1.17%
Total interest-bearing banking liabilities	9,580,760	1,945	0.08%	8,789,988	2,628	0.12%
Non-interest-bearing banking liabilities	30,303			82,769
Total banking liabilities	9,611,063			8,872,757
Total banking shareholders’ equity	1,114,552			1,051,639
Total banking liabilities and shareholders’ equity	$10,725,615			$9,924,396
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,043,747	$82,114		$1,010,962	$87,746

Bank net interest:
Spread			3.03%			3.50%
Margin (net yield on interest-earning banking assets)			3.04%			3.52%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			110.89%			111.50%
Annualized return on average:
Total banking assets			1.37%			1.72%
Total banking shareholders’ equity			13.17%			16.27%
Average equity to average total banking assets			10.39%			10.60%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended December 31, 2013 and 2012 was $8 million and $14 million, respectively.

(2)	The CRE yield was positively impacted by a loan payoff with a significant unearned discount.

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
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale - all domestic	$(170)	$22	$(148)
Loans held for investment:
Domestic:
C&I loans	(1,426)	(7,720)	(9,146)
CRE construction loans	(67)	(23)	(90)
CRE loans	2,208	(889)	1,319
Residential mortgage loans	437	(780)	(343)
Consumer loans	1,753	(367)	1,386
Foreign:
C&I loans	4,834	(2,294)	2,540
CRE construction loans	246	(176)	70
CRE loans	2,319	(4,006)	(1,687)
Residential mortgage loans	2	(3)	(1)
Consumer loans	—	(1)	(1)
Agency MBS	(46)	—	(46)
Non-agency CMOs	(161)	(88)	(249)
Money market funds, cash and cash equivalents	19	42	61
FHLB stock, FRB stock, and other	(19)	39	20
Total interest-earning banking assets	9,929	(16,244)	(6,315)

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	13	(128)	(115)
Money market, savings and NOW accounts	72	(488)	(416)
FHLB advances and other	124	(276)	(152)
Total interest-bearing banking liabilities	209	(892)	(683)
Change in net interest income	$9,720	$(15,352)	$(5,632)

Index

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the periods indicated:

	Three months ended December 31,
	2013	% change	2012
	($ in thousands)
Revenues:
Interest income	$3,549	8%	$3,289
Investment advisory fees	283	(22)%	361
Other	16,257	(25)%	21,809
Total revenues	20,089	(21)%	25,459

Interest expense	19,269	(2)%	19,614
Net revenues	820	(86)%	5,845

Non-interest expenses:
Compensation and other	9,491	17%	8,106
Acquisition related expenses	—	NM	17,382
Total non-interest expenses	9,491	(63)%	25,488
Loss before taxes and including noncontrolling interests	(8,671)	56%	(19,643)
Noncontrolling interests	6,254		12,799
Pre-tax loss excluding noncontrolling interests	$(14,925)	54%	$(32,442)

This segment includes our principal capital and private equity activities as well as various corporate overhead costs of RJF including the interest cost on our public debt, and the acquisition and integration costs associated with our acquisitions including, most significantly, Morgan Keegan.

Quarter ended December 31, 2013 compared with the quarter ended December 31, 2012 – Other

The pre-tax loss generated by this segment decreased by approximately $18 million, or 54%.

Other revenues in this segment decreased approximately $6 million. The decrease is primarily attributable to approximately $9 million in prior year period revenues associated with a dividend we received on our indirect investment in Albion Medical Holdings, Inc. (“Albion”), an investment which was sold in April 2013 and therefore such revenues did not recur in the current period. We realized decreases in revenues earned from the remaining portion of our private equity portfolio (other than Albion) of approximately $1 million compared to the prior year period. Partially offsetting these decreases, we realized a $5 million increase in the current period in the gain on redemptions or sales of ARS as compared to the prior year period, most notably arising from the current period redemption of Jefferson County Alabama Sewer Revenue Refunding Warrants ARS.

Acquisition related expenses in the current period are no longer material for separate disclosure since our integration of Morgan Keegan was substantially complete as of September 30, 2013. The acquisition related expenses incurred in the prior year period were primarily comprised of expenses associated with the integration of Morgan Keegan’s operations into our own (see Note 3 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on the components of the prior year period expense).

The portion of revenue attributable to noncontrolling interests decreased by nearly $7 million compared to the prior year period. Of the prior year period Albion dividend received, approximately $7 million related to the portion of that investment which we did not own.

Index

Certain statistical disclosures by bank holding companies

As a financial holding company, we are required to provide certain statistical disclosures by bank holding companies pursuant to the Securities and Exchange Commission’s Industry Guide 3.  Certain of those disclosures are as follows for the periods indicated:

	For the three months ended December 31,
	2013	2012
RJF return on assets (1)	2.1%	1.6%
RJF return on equity (2)	12.5%	10.3%
Equity to assets (3)	18.0%	17.2%
Dividend payout ratio(4)	19.8%	23.0%

(1)
Computed as net income attributable to RJF for the period indicated, divided by average assets (the sum of total assets at the beginning and end of the period, divided by two) the product of which is then annualized.

(2)
Computed by utilizing the net income attributable to RJF for the period indicated, divided by the average equity attributable to RJF (which is computed by adding the total equity attributable to RJF as of the date indicated plus the immediately preceding September 30 amount for the respective period, divided by two). The result is then annualized.

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

Cash provided by operating activities during the three months ended December 31, 2013 was $17 million. Cash generated by successful operating results over the period resulted in a $140 million increase.  Significant changes in various other asset and liability balances which impact cash include: a $1.5 billion decrease in assets segregated pursuant to regulations and other segregated assets, which results in an increase in cash. Brokerage client payables and other accounts payable decreased $1.8 billion which results in an offsetting decrease in cash. Both of these activities are largely the result of a decrease in client cash deposits, refer to the discussion of the impact of an increase in the capacity to re-deposit client cash with unaffiliated banks who participate in our RJBDP, as described in the statement of financial condition analysis that follows within this Item 2, for more information regarding these activities. Other significant activities that impacted operating cash during the current period include: a decrease in brokerage client and other receivables which resulted in an increase of $229 million in operating cash. A decrease in trading instruments held which resulted in an increase of $117 million in operating cash. An increase in securities sold under agreements to repurchase, net of securities purchased under agreements to resell, resulted in a $115 million increase in operating cash. Partially offsetting these activities which resulted in increases of cash, decreases in cash resulted from the following activities: we used $168 million in operating cash as the accrued compensation, commissions and benefits decreased partially resulting from the annual payment of certain incentive awards. A decrease in the stock loaned, net of stock borrowed balances resulted in a $92 million use of operating cash. All other components of operating activities combined to net a $16 million increase in operating cash.

Index

Investing activities resulted in the use of $505 million of cash during the three months ended December 31, 2013.  The primary investing activity was the use of $586 million in cash to fund an increase in bank loans.  We received proceeds from the maturation, repayment, redemption or sale of securities in our available for sale security portfolio of $50 million, net of purchases of additional securities. All other components of investing activities combined to net a $31 million increase in cash.

Financing activities provided $696 million of cash during the three months ended December 31, 2013.  Increases in RJ Bank deposits provided $710 million, while we received $11 million in cash upon the exercise of stock options and employee stock purchases. We used $20 million in payment of dividends to our shareholders. All other components of financing activities combined to net a $5 million use of cash.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities, should provide adequate funds for continuing operations at current levels of activity.

Sources of Liquidity

Approximately $1.07 billion of our total December 31, 2013 cash and cash equivalents (a portion of which is invested on behalf of the parent company by RJ&A) was available to us without restrictions. The cash and cash equivalents held were as follows:

Cash and cash equivalents:	December 31, 2013
(in thousands)
RJF	$276,387
RJ&A(1)	967,778
RJ Bank	1,255,655
Other subsidiaries	302,132
Total cash and cash equivalents	$2,801,952

(1)	RJF has loaned $815 million to RJ&A as of December 31, 2013, which RJ&A has invested on behalf of RJF in cash and cash equivalents.

In addition to the liquidity on hand described above, we have other various potential sources of liquidity which are described below.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A and RJ Bank.

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from customer transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit balances.  At December 31, 2013, RJ&A exceeded both the minimum regulatory and its financing covenants net capital requirements. At that date, RJ&A had excess net capital of approximately $452 million, of which approximately $215 million is available for dividend while still maintaining its desired net capital ratio of 15% of aggregate debit items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without Financial Industry Regulatory Authority (“FINRA”) approval.

RJ Bank may pay dividends to the parent company without prior approval by its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted capital to risk-weighted assets ratios.  During the three months ended December 31, 2013, RJ Bank made $25 million in dividend payments to RJF, and RJF made $20 million in capital contributions to RJ Bank.  RJ Bank had approximately $18 million of capital in excess of the amount it would need as of December 31, 2013 to maintain its targeted total capital to risk-weighted assets ratio of 12.5%.

Liquidity available to us from our subsidiaries, other than RJ&A and RJ Bank, is relatively insignificant and in certain instances may be subject to regulatory requirements.

Index

Borrowings and Financing Arrangements

The following table presents our domestic financing arrangements with third party lenders that we generally utilize to finance a portion of our fixed income securities trading instruments held, and the outstanding balances related thereto, as of December 31, 2013:

	Committed secured(1)		Uncommitted secured (1)(2)		Uncommitted unsecured (1)(2)		Total
	Financing amount	Outstanding balance	Financing amount	Outstanding balance	Financing amount	Outstanding balance	Financing amount	Outstanding balance
	($ in thousands)
RJ&A	$400,000	$45,000	$1,750,000	$221,366	$350,000	$—	$2,500,000	$266,366
RJ Securities, Inc.	100,000	5,000	—	—	—	—	100,000	5,000
RJF	—	—	—	—	100,000	—	100,000	—
Total	$500,000	$50,000	$1,750,000	$221,366	$450,000	$—	$2,700,000	$271,366
Total number of agreements	4		6		7		17

(1)	Our ability to borrow is dependent upon compliance with the conditions in the various committed loan agreements and collateral eligibility requirements.

(2)	Lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

The committed domestic financing arrangements are in the form of either tri-party repurchase agreements or a secured line of credit.  The uncommitted domestic financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit.

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $13 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. There were no borrowings outstanding on any of these lines of credit as of December 31, 2013.

RJ Bank has $979 million in immediate credit available from the FHLB on December 31, 2013 and total available credit of 30% of total assets, with the pledge of additional collateral to the FHLB. On October 9, 2013, RJ Bank entered into a forward-starting advance transaction with the FHLB to borrow $25 million from the FHLB on October 13, 2015. Once funded, this borrowing will bear interest at the rate of 3.4%, and will mature on October 13, 2020.

RJ Bank is eligible to participate in the Fed’s discount-window program; however, RJ Bank does not view borrowings from the Fed as a primary means of funding.  The credit available in this program is subject to periodic review and may be terminated or reduced at the discretion of the Fed.

From time to time we purchase short-term securities under agreements to resell (“Reverse Repurchase Agreements”) and sell securities under agreements to repurchase (“Repurchase Agreements”).  We account for each of these types of transactions as collateralized financings with the outstanding balances on the Repurchase Agreements included in securities sold under agreements to repurchase. At December 31, 2013, collateralized financings outstanding in the amount of $346 million are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. Of this total, outstanding balances on the committed and uncommitted Repurchase Agreements (which are reflected in the table of domestic financing arrangements above) were $45 million and $148 million, respectively, as of December 31, 2013.  Such financings are generally collateralized by non-customer, RJ&A owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 133% of the amount financed.

Index

The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period end balances for Repurchase Agreements and Reverse Repurchase Agreements of RJF are as follows:

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended:	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
	(in thousands)
December 31, 2013	$328,867	$363,845	$345,701	$642,940	$658,244	$638,893
September 30, 2013	267,984	300,933	300,933	643,422	709,120	709,120
June 30, 2013	335,497	397,398	248,382	689,219	744,084	578,147
March 31, 2013	287,797	397,712	397,712	585,824	742,498	623,966
December 31, 2012	377,775	459,567	373,290	647,885	753,041	598,579

At December 31, 2013, in addition to the financing arrangements described above, we had corporate debt of $1.2 billion. The balance is comprised of $350 million outstanding on our 6.90% senior notes due 2042, $249 million outstanding on our 5.625% senior notes due 2024, $300 million outstanding on our 8.60% senior notes due August 2019, $250 million outstanding on our 4.25% senior notes due April 2016 and $45 million outstanding on a 5.7% mortgage loan for our home-office complex.

Our current senior long-term debt ratings are:

Rating Agency	Rating	Outlook
Standard & Poor’s Ratings Services (“S&P”)	BBB	Stable
Moody’s Investors Services (“Moody’s”)	Baa2	Stable

The S&P rating and outlook reflected above are as presented in their December, 2013 report.

The Moody’s rating and outlook reflected above are as presented in their January, 2014 report.

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

Should our credit rating be downgraded prior to a public debt offering it is probable that we would have to offer a higher rate of interest to bond holders.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable.  One of our committed secured financing agreements having a maximum borrowing in the amount of $100 million, includes as an event of default, the failure of RJF as a guarantor of the repayment of the loan, to maintain an investment grade rating on its unsecured senior debt.  Otherwise, none of our credit agreements contain a condition or event of default related to our credit ratings.  A downgrade below investment grade could also result in the termination of certain derivative contracts and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions (see Note 13 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information). A credit downgrade could create a reputational issue and could also result in certain counterparties limiting their business with us, result in negative comments by analysts and potentially impact investor perception of us, and resultantly impact our stock price and/or our clients’ perception of us.

Other sources of liquidity

We own life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. The policies which we could readily borrow against have a cash surrender value of approximately $203 million as of December 31, 2013 and we are able to borrow up to 90%, or $183 million of the December 31, 2013 total, without restriction.  There are no borrowings outstanding against any of these policies as of December 31, 2013.

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

Potential impact of Morgan Keegan matters subject to indemnification by Regions on our liquidity

As more fully described in Note 3 on pages 123 - 124 of our 2013 Form 10-K, on January 11, 2012, RJF entered into a Stock Purchase Agreement (“SPA”) to acquire all of the issued and outstanding shares of Morgan Keegan from Regions.  On April 2, 2012, we completed the purchase transaction. Under the terms of the SPA, in addition to customary indemnity for breaches of representations and warranties and covenants, the SPA also provides that Regions will indemnify RJF for losses incurred in connection with any litigation or similar matter related to pre-closing actions. As a result of these indemnifications, we do not anticipate the resolution of any pre-Closing Date Morgan Keegan litigation matters to negatively impact our liquidity (see Note 16 of the Notes to Condensed Consolidated Financial Statements, and Part II Item 1 - Legal Proceedings, in this Form 10-Q for further information regarding the indemnifications and the nature of the pre-Closing Date matters).

Statement of financial condition analysis

The assets on our condensed consolidated statement of financial condition consist primarily of cash and cash equivalents (a large portion of which is segregated for the benefit of customers), receivables including bank loans, financial instruments held for either trading purposes or as investments, and other assets.  A significant portion of our assets are liquid in nature, providing us with flexibility in financing our business.  Total assets of $21.9 billion at December 31, 2013 are approximately $1.3 billion, or 5%, less than our total assets as of September 30, 2013.  The decrease in total assets at December 31, 2013 compared to September 30, 2013 is primarily the result of the following activities: a $1.5 billion decrease in segregated assets pursuant to federal regulations, which results from an increase during the current period in the capacity of the unaffiliated banks who participate in our RJBDP to accept client cash balances under the program. With the increase in RJBDP capacity, we increased the client cash balances re-deposited with such unaffiliated banks, which reduces the amount of client cash balances carried on our financial statements. Receivables from brokers-dealers and clearing organizations decreased $154 million as certain receivable balances associated with our broker-dealer subsidiaries in the normal course of their businesses which were outstanding as of September 30, 2013 were settled during the current period and did not recur. Trading instrument asset levels decreased $127 million as we reduced inventory levels, primarily of municipal and provincial fixed income securities, in response to the uncertain interest rate markets. Brokerage client receivables, primarily consisting of client margin balances, decreased $84 million. Securities purchased under agreements to resell and other collateralized financings decreased $70 million. The investment balance associated with our available for sale securities portfolio decreased $39 million primarily as a result of redemptions and maturations of certain securities in the portfolio. Derivative instruments associated with offsetting matched book positions decreased by $41 million (refer to the decrease in the offsetting liability related to these derivative instruments described in the discussion of the change in liabilities below). Partially offsetting the decreases in assets described above, net bank loans receivable increased $492 million due to growth of RJ Bank’s net loan portfolio during the period. Cash and cash equivalents also increased $205 million, refer to the discussion of the various sources and uses of cash during the period in the preceding liquidity and capital resources section of this MD&A.

As of December 31, 2013, our liabilities of $17.8 billion were $1.4 billion, or 7% less than our liabilities as of September 30, 2013. The decrease in liabilities at December 31, 2013 compared to September 30, 2013 is primarily due to the following: a $1.8 billion decrease in payables to clients, which occurred due to the increase in capacity with unaffiliated banks in our RJBDP program and the resultant increase in client cash balances that were re-deposited with unaffiliated banks, which reduces the amount of client cash balances carried on our financial statements (refer to the related decrease in segregated assets pursuant to federal regulations discussed in the preceding paragraph). Accrued compensation, commissions and benefits decreased $167 million largely as a result of the annual payment of incentive compensation awards during the current period. Stock loan balances decreased $104 million due to decreased stock loan/stock borrow activities during the current period. Derivative instruments associated with offsetting matched book positions decreased by $41 million. Partially offsetting the decreases, bank deposit liabilities increased $710 million, reflecting increased deposits at RJ Bank.

Contractual obligations, commitments and contingencies

As of December 31, 2013 there have been no material changes in our contractual obligations other than in the ordinary course of business since September 30, 2013. See Note 16 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, and the contractual obligations, commitments and contingencies section of Item 7, page 70, of our 2013 Form 10-K, for additional information.

Index

Regulatory

The following discussion should be read in conjunction with the description of the regulatory framework applicable to the financial services industry and relevant to us as described in the Regulation section of Item 1 on pages 10 - 13 of our 2013 Form 10-K, and the Regulatory section on page 71 of our 2013 Form 10-K.

RJ&A, MK & Co., RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of December 31, 2013.

RJ Ltd. was not in Early Warning Level 1 or Level 2 as of or during the three months ended December 31, 2013.

As part of the legislation known as the Dodd-Frank Wall Street Reform & Consumer Protection Act (“Dodd-Frank Act”), congress adopted a ban on proprietary trading and restricted investment in hedge funds and private equity by commercial banks and their affiliates, the so-called “Volcker Rule.” On December 10, 2013, the SEC adopted a final version of the Volcker Rule. The final Volcker Rule prohibits banks from proprietary trading and restricts the investment in hedge funds and private equity funds by commercial banks and their affiliates. Further, the Dodd-Frank Act directed the Fed to impose enhanced prudential requirements on non-bank institutions identified as systemically important that are engaged in such activities. Congress did exempt certain permitted activities of banks, their affiliates, and non-bank institutions identified as systemically important, such as market making, hedging, securitization, and risk management. The final Volcker Rule broadly limits bank ownership in hedge funds and private equity funds to three percent of Tier I capital, although the exact application of such limit to RJF’s investment portfolio is subject to further analysis. Institutions can be granted up to a seven year timeframe to become compliant with certain of the final Volcker Rule regulations. The final rules will become effective on April 1, 2014. The conformance period has been extended until July 21, 2015. We are in the process of evaluating the impact these final rules will have on our business operations. Based upon our analysis and understanding of the rules to-date, we don’t expect these rules to have a significant adverse impact on the nature of our businesses or operations.

We currently invest in selected private equity and merchant banking investments. As a financial holding company, the magnitude of such investments will be subject to certain limitations.  At our current investment levels, we do not anticipate having to make any otherwise unplanned divestitures of these investments in order to comply with regulatory limits; however, the amount of future investments may be limited in order to maintain compliance within regulatory specified levels. We are still reviewing the details contained in the recently finalized Volcker Rule to assess its impact on these operations.

RJF and RJ Bank are subject to various regulatory and capital requirements. Under the regulatory framework for prompt corrective action, RJF and RJ Bank met the requirements to be categorized as “well capitalized” as of December 31, 2013. One of RJ Bank’s U.S. subsidiaries is an agreement corporation and is subject to regulation by the Fed. As of December 31, 2013, this RJ Bank subsidiary met the capital adequacy guideline requirements.

See Note 20 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on regulatory and capital requirements.

Other aspects of the Dodd-Frank Act which are not previously discussed above, have the potential to impact certain of our current business operations, including, but not limited to, their impact on RJ Bank which is discussed in the Item 1 Business, Regulation section in our 2013 Form 10-K referred to above.  Because of the nature of our business and our business practices, we do not expect the Dodd-Frank Act to have a significant direct impact on our operations as a whole. However, because some of the regulations have yet to be adopted by various regulatory agencies, the specific impact on some of our businesses remains uncertain.

Critical accounting estimates

The condensed consolidated financial statements are prepared in accordance with GAAP. For a description of our accounting policies, see Note 2 of the Notes to the Consolidated Financial Statements on pages 104 - 122 of our 2013 Form 10-K, as well as Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q. We believe that of our significant accounting estimates, those described below involve a high degree of judgment and complexity. These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the condensed consolidated financial statements. Therefore, understanding these critical accounting estimates is important in understanding the reported results of our operations and our financial position.

Index

Valuation of financial instruments, investments and other assets

The use of fair value to measure financial instruments, with related gains or losses recognized in our Condensed Consolidated Statements of Income and Comprehensive Income, is fundamental to our financial statements and our risk management processes. See Note 2 pages 106 - 111 of our 2013 Form 10-K for a discussion of our fair value accounting policies regarding financial instruments owned and financial instruments sold but not yet purchased. Since September 30, 2013, we have not implemented any material changes in the accounting policies described therein during the period covered by this report.

“Trading instruments” and “available for sale securities” are reflected in the Condensed Consolidated Statements of Financial Condition at fair value or amounts that approximate fair value. Unrealized gains and losses related to these financial instruments are reflected in our net income or our other comprehensive income, depending on the underlying purpose of the instrument.

As of December 31, 2013, 8.2% of our total assets and 2% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $437 million as of December 31, 2013 and represent 24.4% of our assets measured at fair value. Our ARS positions comprise $221 million, or 50%, and our private equity investments comprise $210 million, or 48%, of the Level 3 assets as of December 31, 2013.  Level 3 assets represent 10.6% of total equity as of December 31, 2013.

Financial instruments which are liabilities categorized as Level 3 amount to $1.4 million as of December 31, 2013 and represent less than 1% of liabilities measured at fair value.

See Notes 5, 6, 7 and 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our financial instruments.

Goodwill

Goodwill involves the application of significant management judgment. For a discussion of our goodwill as of September 30, 2013, see the Goodwill section in Item 7 on pages 76 - 77 of our 2013 Form 10-K.

We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  We have elected December 31 as our annual goodwill impairment evaluation date. We performed our latest annual goodwill impairment testing during the quarter ended March 31, 2013, evaluating the balances as of December 31, 2012. See Note 13 on pages 156 - 157 of our Notes to Consolidated Financial Statements in our 2013 Form 10-K for information regarding the outcome of our evaluations. No events have occurred since September 30, 2013 that would cause us to update our latest annual impairment testing.

Loss provisions

Refer to the discussion of loss provisions in Item 7 on pages 77 -78 of our 2013 Form 10-K.

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information.

At December 31, 2013, the amortized cost of all RJ Bank loans was $9.5 billion and an allowance for loan losses of $138 million was recorded against that balance. The total allowance for loan losses is equal to 1.46% of the amortized cost of the loan portfolio.

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

Income taxes

For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see the income taxes section of Item 7 on page 78 of our 2013 Form 10-K.

Index

Effects of recently issued accounting standards, and accounting standards not yet adopted

In March 2013, the FASB issued new guidance intended to clarify the applicable guidance for the release of the cumulative translation adjustment when either an entity ceases to have a controlling financial interest in a subsidiary or involving an equity method investment that is a foreign entity. The new guidance is intended to resolve the diversity in current practice in the accounting for the release of the cumulative translation adjustment into net income for sales or transfers of a controlling financial interest that is in a foreign entity. This new guidance is first effective for our financial report covering the quarter ended December 31, 2014, however early adoption is permitted as long as an entity that adopts the guidance early applies the new guidance as of the beginning of the fiscal year of adoption.  To the extent that we have any future transactions with our foreign entities that fall within the scope of this clarifying guidance, we will evaluate the option of adopting this guidance early. Given that this guidance applies to entity specific transactions, we are unable to estimate the financial impact, if any, this clarifying guidance may have on our financial position or results of operations.

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

In January 2014, the FASB issued new guidance which allows investors in Low Income Housing Tax Credit programs that meet specified conditions to present the net tax benefits (net of amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the specified conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including tax credits and other tax benefits as they are realized on the tax return. This new guidance is first effective for our financial report covering the quarter ending December 31, 2015, early adoption is permitted. Based upon the nature of our investments in LIHTC programs, we will not meet the specified conditions which allow for election of this accounting treatment and therefore this new guidance will have no impact on our financial position and results of operations.

In January 2014, the FASB issued new guidance which clarifies when banks and similar institutions (creditors) should reclassify mortgage loans collateralized by residential real estate properties from the loan portfolio to OREO. This guidance defines when an in-substance repossession or foreclosure has occurred and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. This new guidance is first effective for our financial report covering the quarter ending December 31, 2015, early adoption is permitted. We are currently evaluating the impact of the adoption of this new guidance will have on our financial position and results of operations.

Off-Balance Sheet arrangements

For information regarding our off-balance sheet arrangements, see Note 21 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, and Note 26 pages 184 - 186 of the Notes to Consolidated Financial Statements in our 2013 Form 10-K.

Effects of inflation

For information regarding the effects of inflation on our business, see the Effects of Inflation section of Item 7 on page 79 of our 2013 Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

For a description of our risk management policies, including a discussion of our primary market risk exposures, which include interest rate risk and equity price risk, as well as a discussion of our foreign exchange risk, credit risk including a discussion of our loan underwriting policies and risk monitoring processes applicable to RJ Bank, liquidity risk, operational risk, and regulatory and legal risk and a discussion of how these exposures are managed, refer to Item 7A pages 80 - 94 in our 2013 Form 10-K.

Index

Market risk

Market risk is our risk of loss resulting from changes in interest rates and security prices. We have exposure to market risk primarily through our broker-dealer and banking operations. See page 80 of our 2013 Form 10-K for discussion of how we manage our market risk.

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

Interest rate risk

We are exposed to interest rate risk as a result of our trading inventories (primarily comprised of fixed income instruments) in our capital markets segment, as well as our RJ Bank operations. See pages 80 - 83 of our 2013 Form 10-K for discussion of how we manage our interest rate risk.

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

We have chosen the historical period of twelve months to be representative of the current interest rate and equity markets.  We utilize stress testing to complement our VaR analysis so as to measure risk under historical and hypothetical adverse scenarios.  VaR results are indicative of relatively recent changes in general interest rates and equity markets and are not designed to capture historical stress periods beyond the twelve month historical period. Back testing procedures performed include comparing projected VaR results to regulatory-defined daily trading losses, which excludes fees, commissions, reserves, net interest income, and intraday trading, as required by the MRR.  We then verify that the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three months ended December 31, 2013, the reported regulatory-defined daily loss in our trading portfolios did not exceed the predicted VaR on any trading day.

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

The following table sets forth the high, low, and daily average VaR for all of our trading portfolios, including fixed income, equity, and derivative instruments, as of the period and dates indicated:

	Three months ended December 31, 2013			VaR at
	High	Low	Daily Average	December 31, 2013	September 30, 2013
	(in thousands)
Daily VaR	$2,126	$1,009	$1,408	$1,157	$1,471

Index

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

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA MBS.  The MBS securities are issued on behalf of various state and local HFA’s and consist of the mortgages originated through their lending programs. RJ&A’s forward GNMA MBS purchase commitment arises at the time of the loan reservation for a borrower in the HFA lending program (these loan reservations fix the terms of the mortgage, including the interest rate and maximum principal amount).  The underlying terms of the GNMA MBS purchase, including the price for the MBS security (which is dependent upon the interest rates associated with the underlying mortgages) are also fixed at loan reservation.  Upon acquisition of the MBS security, RJ&A typically sells such security in open market transactions as part of its fixed income operations.  In order to hedge the interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS in the market, RJ&A enters into TBA security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future. See Note 16 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these activities and the related balances outstanding as of December 31, 2013.

Banking operations

RJ Bank maintains an earning asset portfolio that is comprised of C&I, commercial and residential real estate, and consumer loans, as well as MBS, CMOs, Small Business Administration loan securitizations, deposits at other banks and other investments.  Those earning assets are funded by RJ Bank’s obligations to customers (i.e. customer deposits).  Based on its current earning asset portfolio, RJ Bank is subject to interest rate risk.  The current economic environment has led to an extended period of low market interest rates.  As a result, the majority of RJ Bank’s adjustable rate assets and liabilities have experienced a reduction in interest rate yields and costs that reflect these very low market interest rates.  During the current period, RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the economic value of equity, both in a range of interest rate scenarios.

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity are described on pages 82 - 83 of our 2013 Form 10-K. There were no material changes to these methods during the three months ended December 31, 2013.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using the asset/liability model applied by RJ Bank:

Instantaneous changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)
+300	$389,138	10.28%
+200	$385,472	9.24%
+100	$383,373	8.65%
0	$352,864	—
-100	$330,604	(6.31)%

Refer to the Net Interest section of MD&A, in Item 2 of this Form 10-Q, for a discussion and estimate of the potential favorable impact on RJF’s pre-tax income that could result from a 100 basis point instantaneous rise in short-term interest rates applicable to RJF’s entire operations.

Index

The following table presents the amount of RJ Bank’s interest-earning assets and interest-bearing liabilities expected to reprice, prepay or mature in each of the indicated periods at December 31, 2013:

	Repricing opportunities
	0 - 6 months	7 - 12 months	1 - 5 years	5 or more years
	(in thousands)
Interest-earning assets:
Loans	$8,347,244	$462,066	$408,576	$274,952
Available for sale securities	231,322	20,066	118,364	79,768
Other investments	1,295,729	—	—	—
Total interest-earning assets	9,874,295	482,132	526,940	354,720
Interest-bearing liabilities:
Transaction and savings accounts	9,684,119	—	—	—
Certificates of deposit	23,817	32,922	266,340	—
Total interest-bearing liabilities	9,707,936	32,922	266,340	—
Gap	166,359	449,210	260,600	354,720
Cumulative gap	$166,359	$615,569	$876,169	$1,230,889

The following table shows the contractual maturities of RJ Bank’s loan portfolio at December 31, 2013, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One year or less	>One year – five years	> 5 years	Total
	(in thousands)
Loans held for sale	$—	$—	$86,223	$86,223
Loans held for investment:
C&I loans	67,032	3,363,249	2,088,026	5,518,307
CRE construction loans	42,469	35,597	20,000	98,066
CRE loans	140,300	1,034,545	173,773	1,348,618
Residential mortgage loans	3,598	21,728	1,739,941	1,765,267
Consumer loans	663,310	4,000	51	667,361
Total loans held for investment	916,709	4,459,119	4,021,791	9,397,619
Total loans	$916,709	$4,459,119	$4,108,014	$9,483,842

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2013:

	Interest rate type
	Fixed	Adjustable		Total(1)
	(in thousands)
Loans held for sale	$4,795	$81,428		$86,223
Loans held for investment:
C&I loans	1,724	5,449,551		5,451,275
CRE construction loans	—	55,597		55,597
CRE loans	69,337	1,138,981		1,208,318
Residential mortgage loans	264,399	1,497,270	(2)	1,761,669
Consumer loans	4,051	—		4,051
Total loans held for investment	339,511	8,141,399		8,480,910
Total loans	$344,306	$8,222,827		$8,567,133

(1)	Excludes any net unearned income and deferred expenses.

(2)	See the discussion within the “Risk Monitoring process” section of Item 3 in this Form 10-Q, for additional information regarding RJ Bank’s interest-only loan portfolio and related repricing schedule.

Index

Equity price risk

We are exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A and RJ Ltd. RJ&A’s broker-dealer activities are primarily client-driven, with the objective of meeting clients’ needs while earning a trading profit to compensate for the risk associated with carrying inventory.  RJ Ltd. has a proprietary trading business; the average aggregate inventory held for proprietary trading by RJ Ltd. during the three months ended December 31, 2013 was CDN $8.8 million.  We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.

Foreign exchange risk

We are subject to foreign exchange risk due to: financial instruments denominated in U.S. dollars predominantly held by RJ Ltd., whose functional currency is the Canadian dollar, which may be impacted by fluctuation in foreign exchange rates; certain loans held by RJ Bank denominated in Canadian currency; and our investments in foreign subsidiaries.

In order to mitigate its portion of this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of December 31, 2013, RJ Ltd. held forward contracts to buy and sell U.S. dollars totaling CDN $1.7 million, and CDN $1.4 million, respectively. RJ Ltd. also held a forward contract to buy Euro’s totaling $1.1 million CDN at December 31, 2013. In addition, RJ Bank’s U.S. subsidiaries hedge the foreign exchange risk related to their net investment in a Canadian subsidiary utilizing short-term, forward foreign exchange contracts.  These derivative agreements are accounted for as net investment hedges in the Condensed Consolidated Financial Statements.  See Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information regarding these derivative contracts.

Credit risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction, and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities. See further discussion of our credit risk on pages 84 - 92 in our 2013 Form 10-K.

RJ Bank has substantial corporate and residential mortgage loan portfolios.  A significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector or sectors where RJ Bank has a concentration could result in large provisions for loan losses and/or charge-offs.

Several factors were taken into consideration in evaluating the allowance for loan losses at December 31, 2013, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. RJ Bank further stratified the performing residential mortgage loan portfolio based upon updated LTV estimates with higher reserve percentages allocated to the higher LTV loans. Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate. There was no material change in RJ Bank’s methodology for determining the allowance for loan losses during the three months ended December 31, 2013.

Index

Changes in the allowance for loan losses of RJ Bank are as follows:

	Three months ended December 31,
	2013	2012
	($ in thousands)
Allowance for loan losses, beginning of year	$136,501	$147,541
Provision for loan losses	1,636	2,923
Charge-offs:
C&I loans	(40)	(90)
Residential mortgage loans	(209)	(3,208)
Total charge-offs	(249)	(3,298)
Recoveries:
C&I loans	4	—
CRE loans	80	544
Residential mortgage loans	444	369
Consumer	12	5
Total recoveries	540	918
Net recoveries/(charge-offs)	291	(2,380)
Foreign exchange translation adjustment	(304)	(63)
Allowance for loan losses, end of period	$138,124	$148,021

Allowance for loan losses to total bank loans outstanding	1.46%	1.72%

The primary factors influencing the provision for loan losses during the period were a significant decrease in corporate criticized loans compared to the prior year, the favorable resolution of corporate problem loans, lower LTV ratios in the residential mortgage loan portfolio, and a reduction in delinquent residential mortgage loans. These credit characteristics reflected the positive impact from improved economic conditions. The allowance for loan losses decreased to $138 million as of December 31, 2013 from $148 million as of December 31, 2012 due to the improved credit characteristics of the loan portfolio and the charge-off of corporate loans that were fully reserved in prior periods.

The following table presents net loan charge-offs and the percentage of net loan charge-offs to the average outstanding loan balances by loan portfolio segment:

	Three months ended December 31,
	2013		2012
	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$(36)	—	$(90)	0.01%
CRE loans	80	0.02%	544	0.23%
Residential mortgage loans	235	0.05%	(2,839)	0.67%
Consumer loans	12	0.01%	5	0.01%
Total	$291	0.01%	$(2,380)	0.11%

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. The 112% decline in net loan charge-offs for the current quarter as compared to prior year was primarily attributable to the net recovery on residential mortgage loans. Net loan charge-offs for the current quarter have been trending lower for both the residential mortgage and corporate loan portfolios compared to the prior year period.

Index

The table below presents nonperforming loans and total allowance for loan losses:

	December 31, 2013		September 30, 2013
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	(in thousands)
Loans held for investment:
C&I loans	$—	$(96,629)	$89	$(95,994)
CRE construction loans	—	(1,647)	—	(1,000)
CRE loans	25,068	(20,210)	25,512	(19,266)
Residential mortgage loans	72,555	(18,300)	76,357	(19,126)
Consumer loans	—	(1,338)	—	(1,115)
Total	$97,623	$(138,124)	$101,958	$(136,501)

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased during the three months ended December 31, 2013.  This decrease was primarily due to a $3.8 million decrease in nonperforming residential mortgage loans and a $444 thousand decrease in nonperforming CRE loans.  Included in nonperforming residential mortgage loans are $59.2 million in loans for which $34.4 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance.

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described on page 89 of our 2013 Form 10-K. There was no material change in RJ Bank’s underwriting policies during the three months ended December 31, 2013.

Risk monitoring process

The credit risk strategy component of ongoing risk monitoring and review processes at RJ Bank for all residential, consumer and corporate credit exposures are discussed on pages 89 - 92 of our 2013 Form 10-K. There were no material changes to those processes and policies during the three months ended December 31, 2013.

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

The current average estimated LTV is approximately 63% for the total residential mortgage loan portfolio. Residential mortgage loans with estimated LTVs between 100% and 120% represent only 3% of the residential mortgage loan portfolio and residential mortgage loans with updated LTVs in excess of 120% represent only 1% of the residential mortgage loan portfolio. Credit risk management utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage loan portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

Index

The marketable collateral securing RJ Bank’s securities-based loans within the consumer loan portfolio is monitored on a daily basis. Collateral adjustments are made by the borrower as necessary to ensure RJ Bank’s loans are adequately secured, resulting in minimal credit risk.
Residential mortgage loan delinquency levels are elevated by historical standards at RJ Bank due to the economic downturn and the high level of unemployment, however, the levels have continued to improve during the current period. Our consumer loan portfolio has not experienced high levels of delinquencies to date.  At December 31, 2013 there were no delinquent consumer loans.

At December 31, 2013, loans over 30 days delinquent (including nonperforming loans) decreased to 2.79% of residential mortgage loans outstanding, compared to 2.87% over 30 days delinquent at September 30, 2013.  Additionally, our December 31, 2013 percentage compares favorably to the national average for over 30 day delinquencies of 8.61% as most recently reported by the Fed.  RJ Bank’s significantly lower delinquency rate as compared to its peers is the result of both our uniform underwriting policies and the lack of non-traditional loan products and subprime loans.

The following table presents a summary of delinquent residential mortgage loans:

	Delinquent residential loans (amount)			Delinquent residential loans as a percentage of outstanding loan balances
	30-89 days	90 days or more	Total(1)	30-89 days	90 days or more	Total(1)
	($ in thousands)
December 31, 2013
Residential Mortgage Loans:
First mortgage loans	$7,301	$41,591	$48,892	0.42%	2.39%	2.81%
Home equity loans/lines	39	371	410	0.16%	1.52%	1.68%
Total residential mortgage loans	$7,340	$41,962	$49,302	0.42%	2.37%	2.79%

September 30, 2013
Residential Mortgage Loans:
First mortgage loans	$6,824	$43,004	$49,828	0.40%	2.49%	2.89%
Home equity loans/lines	—	372	372	—	1.66%	1.66%
Total residential mortgage loans	$6,824	$43,376	$50,200	0.39%	2.48%	2.87%

(1)	Comprised of loans which are two or more payments past due as well as loans in process of foreclosure.

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. See pages 90 - 92 of our 2013 Form 10-K for a discussion of these processes. There have been no material changes to these processes during the three months ended December 31, 2013.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

December 31, 2013		September 30, 2013
($ outstanding as a % of RJ Bank total assets)
2.9%	FL	3.0%	FL
2.3%	CA (1)	2.4%	CA (1)
1.1%	NY	1.2%	NY
0.8%	NJ	0.8%	NJ
0.6%	VA	0.7%	VA

(1)
The concentration ratio for the state of California excludes 1.3% for December 31, 2013 and 1.4% for September 30, 2013 for loans purchased from a large investment grade institution that have full repurchase recourse for any delinquent loans.

Index

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At December 31, 2013 and September 30, 2013, these loans totaled $352 million and $363 million, respectively, or approximately 20% of the residential mortgage portfolio for both periods.  At December 31, 2013, the balance of amortizing, former interest-only, loans totaled $335 million.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at December 31, 2013, begins amortizing is 2.8 years.  In the current interest rate environment, a large percentage of these loans were projected to adjust to a payment lower than the current payment. The outstanding balance of loans that were interest-only at origination and based on their contractual terms are scheduled to reprice are as follows:

December 31, 2013
(in thousands)
One year or less	$239,163
Over one year through two years	15,172
Over two years through three years	8,909
Over three years through four years	17,947
Over four years through five years	24,593
Over five years	45,933
Total outstanding residential interest-only loan balance	$351,717

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	December 31, 2013	September 30, 2013
Residential first mortgage loan weighted-average LTV/FICO (1)	66%/753	66%/754

(1)	At origination. Small group of local loans representing less than 1% of residential portfolio excluded.

Corporate loans

Credit risk in RJ Bank’s corporate loan portfolio is monitored on an individual loan basis, see page 92 of our 2013 Form 10-K for a discussion of our monitoring processes. There have been no material changes in these processes during the three months ended December 31, 2013.

At December 31, 2013, other than loans classified as nonperforming, there were two government-guaranteed loans totaling $373 thousand that were delinquent greater than 30 days.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

December 31, 2013		September 30, 2013
($ outstanding as a % of RJ Bank total assets)
3.8%	Media communications	3.5%	Media communications
3.3%	Business systems and services	3.4%	Business systems and services
3.1%	Automotive/transportation	3.3%	Automotive/transportation
3.1%	Technology	3.1%	Pharmaceuticals
3.0%	Pharmaceuticals	3.1%	Retail real estate

Liquidity risk

See the section entitled “Liquidity and capital resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Index

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes. See page 93 of our 2013 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes. There have been no material changes in such processes during the three months ended December 31, 2013.

As more fully described in the discussion of our business technology risks included in Item 1A:Risk Factors on page 22 - 23 for our 2013 Form 10-K, notwithstanding that we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code and other events that could have a security impact.  If one or more of these events occur, this could jeopardize our, or our clients’ or counterparties’, confidential and other information processed, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. To-date, we have not experienced any material losses relating to cyber attacks or other information security breaches, however, there can be no assurance that we will not suffer such losses in the future.

Regulatory and legal risk

Our regulatory and legal risks are described on pages 93 - 94 of our 2013 Form 10-K. There have been no material changes in our risk mitigation processes during the three months ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to implement the new “Internal Control - Integrated Framework,” issued in May 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, for our first fiscal quarter in our fiscal year 2015, which commences on October 1, 2014, and which is prior to the new framework implementation deadline of December 31, 2014.

PART II

Item 1. LEGAL PROCEEDINGS

The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal Proceedings” on page 29 - 31 of our 2013 Form 10-K.

Index

Indemnification from Regions

As more fully described in Note 3 of the Notes to the Consolidated Financial Statements on pages 123 - 124 of our 2013 Form 10-K, the stock purchase agreement provides that Regions will indemnify RJF for losses incurred in connection with any legal proceedings pending as of the closing date or commenced after the closing date related to pre-closing matters. All of the pre-Closing Date Morgan Keegan matters described below are subject to such indemnification provisions. See Note 16 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding Morgan Keegan’s pre-Closing Date legal matter contingencies.

Pre-Closing Date Morgan Keegan matters (all of which are subject to indemnification by Regions)

There are no material changes in the matters as presented on page 29 - 31 of our 2013 Form 10-K.

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

ITEM 1A. RISK FACTORS

See Item 1A: Risk Factors, on pages 15 - 29 of our 2013 Form 10-K for a discussion of risk factors that impact our operations and financial results.  There have been no material changes in the risk factors as discussed therein.

Index

ITEM 2.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents information on our purchases of our own stock, on a monthly basis, for the three months ended December 31, 2013:

	Number of shares purchased (1)	Average price per share
October 1, 2013 – October 31, 2013	11,890	$43.16
November 1, 2013 – November 30, 2013	68,503	48.38
December 1, 2013 – December 31, 2013	24,774	48.48
First quarter	105,167	$47.82

(1)
We purchase our own stock in conjunction with a number of activities, each of which are described below.  We do not have a formal stock repurchase plan. As of December 31, 2013, there is $49.4 million remaining on the current authorization of our Board of Directors for open market share repurchases.

From time to time, our Board of Directors has authorized specific dollar amounts for repurchases at the discretion of our Board’s Securities Repurchase Committee. The decision to repurchase securities is subject to cash availability and other factors. Historically we have considered such purchases when the price of our stock approaches 1.5 times book value.  We did not purchase any of our shares in open market transactions during the three months ended December 31, 2013.

Share purchases for the trust fund that was established and funded to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiary (see Note 2 of the Notes to Consolidated Financial Statements on page 121 of our 2013 Form 10-K, and Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, for more information on this trust fund) amounted to 17,668 shares for a total of $850 thousand, for the three months ended December 31, 2013.

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  During the three months ended December 31, 2013, there were 87,499 shares surrendered to us by employees for a total of $4.2 million as payment for option exercises or withholding taxes.

RJF expects to continue paying cash dividends. However, the payment and rate of dividends on our common stock is subject to several factors including operating results, our financial requirements, regulatory capital restrictions applicable to RJF, and the availability of funds from our subsidiaries, including the broker-dealer subsidiaries, which may be subject to restrictions under regulatory capital rules of the SEC, FINRA and the Investment Industry Regulatory Organization of Canada (“IIROC”). The availability of funds from subsidiaries may also be subject to restrictions contained in loan covenants of certain broker-dealer loan agreements; dividends to the parent from RJ Bank may be subject to restrictions by bank regulators. None of these restrictions have ever limited our past dividend payments. (See Note 20 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information on regulatory capital levels of RJF, RJ Bank and our significant broker-dealer subsidiaries.)

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 5.	OTHER INFORMATION

None.

Index

Item 6.	EXHIBITS

10.17.2	*
Amendment to Employment Agreement, dated as of December 2, 2013, by and between Raymond James Financial, Inc. and John C. Carson, Jr., incorporated by reference to Exhibit 10.17.2 as filed with Form 8-K on December 4, 2013.

10.21.1	*
Form of Restricted Stock Unit Award Notice and Agreement (time-based vesting) which amends and restates Mr. Reilly’s award agreement issued in 2012 and will also be used for his subsequent award agreements, incorporated by reference to Exhibit 10.21.1 as filed with Form 8-K on December 20, 2013.

10.21.2	*
Form of Restricted Stock Unit Award Notice and Agreement (performance-based vesting) which amends and restates Mr. Reilly’s award agreement issued in 2012 and will also be used for his subsequent award agreements, incorporated by reference to Exhibit 10.21.2 as filed with Form 8-K on December 20, 2013.

10.22.1	*	Form of Restricted Stock Unit Award Notice and Agreement (time-based vesting), incorporated by reference to Exhibit 10.22.1 as filed with Form 8-K on December 20, 2013.

10.22.2	*	Form of Restricted Stock Unit Award Notice and Agreement (performance-based vesting), incorporated by reference to Exhibit 10.22.2 as filed with Form 8-K on December 20, 2013.

10.23	*	Form of Stock Option Agreement under 2012 Stock Incentive Plan, as revised and approved on November 20, 2013, filed herewith.

10.24	*	Form of Restricted Stock Unit Agreement for Non-Bonus Award under 2012 Stock Incentive Plan, as revised and approved on November 20, 2013, filed herewith.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: February 7, 2014	/s/ Paul C. Reilly
Paul C. Reilly
Chief Executive Officer

Date: February 7, 2014	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance
Chief Financial Officer and Treasurer