Form 10-Q
period 2014-03-31
RAYMOND JAMES FINANCIAL INC
filed 2014-05-09
CIK 720005

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

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

141,075,088 shares of common stock as of May 5, 2014

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Form 10-Q for the quarter ended March 31, 2014

Index

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2014	September 30, 2013
	(in thousands)
Assets:
Cash and cash equivalents	$2,641,876	$2,596,616
Assets segregated pursuant to regulations and other segregated assets	2,555,155	4,064,827
Securities purchased under agreements to resell and other collateralized financings	637,486	709,120
Financial instruments, at fair value:
Trading instruments	647,754	579,705
Available for sale securities	646,569	698,844
Private equity investments	191,401	216,391
Other investments	218,192	248,512
Derivative instruments associated with offsetting matched book positions	289,271	250,341
Receivables:
Brokerage clients, net	1,989,261	1,983,340
Stock borrowed	185,868	146,749
Bank loans, net	10,028,101	8,821,201
Brokers-dealers and clearing organizations	85,086	243,101
Loans to financial advisors, net	417,372	409,080
Other	492,221	407,329
Deposits with clearing organizations	135,554	126,405
Prepaid expenses and other assets	629,390	611,425
Investments in real estate partnerships held by consolidated variable interest entities	258,633	272,096
Property and equipment, net	244,984	244,416
Deferred income taxes, net	216,882	195,160
Goodwill and identifiable intangible assets, net	357,846	361,464
Total assets	$22,868,902	$23,186,122

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(continued from previous page)

	March 31, 2014	September 30, 2013
	($ in thousands)
Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$200,458	$220,656
Securities sold under agreements to repurchase	377,677	300,933
Derivative instruments associated with offsetting matched book positions, at fair value	289,271	250,341
Payables:
Brokerage clients	4,112,420	5,942,843
Stock loaned	432,223	354,377
Bank deposits	10,414,804	9,295,371
Brokers-dealers and clearing organizations	157,059	109,611
Trade and other	702,013	630,344
Other borrowings	78,517	84,076
Accrued compensation, commissions and benefits	649,895	741,787
Loans payable of consolidated variable interest entities	53,505	62,938
Corporate debt	1,192,699	1,194,508
Total liabilities	18,660,541	19,187,785
Commitments and contingencies (see Note 16)
Equity
Preferred stock; $.10 par value; authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Common stock; $.01 par value; authorized 350,000,000 shares; issued 145,680,145 at March 31, 2014 and 144,559,772 at September 30, 2013	1,439	1,429
Additional paid-in capital	1,203,966	1,136,298
Retained earnings	2,810,190	2,635,026
Treasury stock, at cost; 5,090,046 common shares at March 31, 2014 and 5,002,666 common shares at September 30, 2013	(126,057)	(120,555)
Accumulated other comprehensive income	(1,234)	10,726
Total equity attributable to Raymond James Financial, Inc.	3,888,304	3,662,924
Noncontrolling interests	320,057	335,413
Total equity	4,208,361	3,998,337
Total liabilities and equity	$22,868,902	$23,186,122

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$805,719	$764,989	$1,587,899	$1,503,573
Investment banking	67,311	50,255	147,108	135,125
Investment advisory fees	88,096	65,503	181,510	127,573
Interest	118,393	118,032	235,486	241,158
Account and service fees	101,024	88,400	194,598	176,851
Net trading profit	14,842	8,128	32,993	17,467
Other	9,240	74,991	33,805	106,060
Total revenues	1,204,625	1,170,298	2,413,399	2,307,807
Interest expense	25,980	27,203	51,352	55,224
Net revenues	1,178,645	1,143,095	2,362,047	2,252,583
Non-interest expenses:
Compensation, commissions and benefits	812,291	763,047	1,617,236	1,525,595
Communications and information processing	69,503	65,018	131,357	125,384
Occupancy and equipment costs	39,897	38,694	79,582	78,172
Clearance and floor brokerage	9,876	11,405	19,830	21,573
Business development	36,667	31,488	68,911	62,117
Investment sub-advisory fees	13,798	8,410	25,597	16,460
Bank loan loss provision	1,979	3,737	3,615	6,660
Acquisition related expenses	—	20,922	—	38,304
Other	41,635	41,071	84,108	71,848
Total non-interest expenses	1,025,646	983,792	2,030,236	1,946,113
Income including noncontrolling interests and before provision for income taxes	152,999	159,303	331,811	306,470
Provision for income taxes	60,904	51,057	123,195	104,330
Net income including noncontrolling interests	92,095	108,246	208,616	202,140
Net (loss) income attributable to noncontrolling interests	(12,465)	28,286	(12,577)	36,306
Net income attributable to Raymond James Financial, Inc.	$104,560	$79,960	$221,193	$165,834

Net income per common share – basic	$0.74	$0.57	$1.57	$1.19
Net income per common share – diluted	$0.72	$0.56	$1.54	$1.17
Weighted-average common shares outstanding – basic	139,888	137,817	139,498	137,156
Weighted-average common and common equivalent shares outstanding – diluted	143,636	140,722	143,065	139,669

Net income attributable to Raymond James Financial, Inc.	$104,560	$79,960	$221,193	$165,834
Other comprehensive income (loss), net of tax:(1)
Change in unrealized losses on available for sale securities and non-credit portion of other-than-temporary impairment losses	3,482	3,606	4,576	13,744
Change in currency translations and net investment hedges	(10,261)	(4,991)	(16,536)	(8,677)
Total comprehensive income	$97,781	$78,575	$209,233	$170,901

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$2,389	$3,364	$3,973	$6,718
Portion of pre-tax recoveries recognized in other comprehensive income	(2,389)	(3,364)	(4,000)	(7,103)
Net impairment losses recognized in other revenue	$—	$—	$(27)	$(385)

(1)	All components of other comprehensive income, net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six months ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,429	$1,404
Other issuances	10	20
Balance, end of period	1,439	1,424

Additional paid-in capital:
Balance, beginning of year	1,136,298	1,030,288
Employee stock purchases	10,002	8,936
Exercise of stock options and vesting of restricted stock units, net of forfeitures	12,747	30,989
Restricted stock, stock option and restricted stock unit expense	34,380	31,460
Excess tax benefit from share-based payments	9,877	2,512
Other	662	173
Balance, end of period	1,203,966	1,104,358

Retained earnings:
Balance, beginning of year	2,635,026	2,346,563
Net income attributable to Raymond James Financial, Inc.	221,193	165,834
Cash dividends declared	(45,733)	(39,027)
Other	(296)	(410)
Balance, end of period	2,810,190	2,472,960

Treasury stock:
Balance, beginning of year	(120,555)	(118,762)
Purchases/surrenders	(2,213)	(7,841)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(3,289)	4,103
Balance, end of period	(126,057)	(122,500)

Accumulated other comprehensive income:(1)
Balance, beginning of year	$10,726	$9,447
Net change in unrealized losses on available for sale securities and non-credit portion of other-than-temporary impairment losses, net of tax	4,575	13,744
Net change in currency translations and net investment hedges, net of tax	(16,535)	(8,677)
Balance, end of period	(1,234)	14,514
Total equity attributable to Raymond James Financial, Inc.	$3,888,304	$3,470,756

Noncontrolling interests:
Balance, beginning of year	$335,413	$411,342
Net (loss) income attributable to noncontrolling interests	(12,577)	36,306
Capital contributions	11,682	14,767
Distributions	(14,583)	(34,627)
Consolidation of acquired entity (2)	—	7,592
Other	122	5,748
Balance, end of period	320,057	441,128
Total equity	$4,208,361	$3,911,884

(1)	All components of other comprehensive income, net of tax, are attributable to Raymond James Financial, Inc.

(2)	On December 24, 2012, we acquired a 45% interest in ClariVest Asset Management, LLC. See Notes 1 and 3 for discussion.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended March 31,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$221,193	$165,834
Net (loss) income attributable to noncontrolling interests	(12,577)	36,306
Net income including noncontrolling interests	208,616	202,140

Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	32,444	33,011
Deferred income taxes	(23,518)	(196)
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	(17,911)	(70,542)
Provisions for loan losses, legal proceedings, bad debts and other accruals	9,339	10,965
Share-based compensation expense	37,416	33,688
Goodwill impairment expense	—	6,933
Other	7,571	10,180
Net change in:
Assets segregated pursuant to regulations and other segregated assets	1,509,672	(851,231)
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	148,378	(9,274)
Stock loaned, net of stock borrowed	38,727	(68,452)
(Loans provided to) repayments of loans, to financial advisors, net	(14,100)	16,224
Brokerage client receivables and other accounts receivable, net	80,143	(113,581)
Trading instruments, net	(59,341)	84,875
Prepaid expenses and other assets	82,714	39,111
Brokerage client payables and other accounts payable	(1,802,701)	867,203
Accrued compensation, commissions and benefits	(92,635)	(70,863)
Proceeds from sales of securitizations and loans held for sale, net of purchases and originations of loans held for sale	(1,844)	58,329
Excess tax benefits from share-based payment arrangements	(9,877)	(2,512)
Net cash provided by operating activities	133,093	176,008

Cash flows from investing activities:
Additions to property and equipment	(31,320)	(46,933)
Increase in bank loans, net	(1,314,264)	(538,715)
Redemptions of Federal Home Loan Bank/Federal Reserve Bank stock, net	1,389	1,067
Proceeds from sales of loans held for investment	82,991	95,988
Sales of private equity and other investments, net	36,469	2,006
Purchases of available for sale securities	(1,305)	(62,102)
Available for sale securities maturations, repayments and redemptions	69,665	62,272
Proceeds from sales of available for sale securities	370	13
Investments in real estate partnerships held by consolidated variable interest entities, net of other investing activity	(4,457)	1,575
Business acquisition, net of cash acquired	(2,007)	(6,450)
Net cash used in investing activities	$(1,162,469)	$(491,279)

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued from previous page)

	Six months ended March 31,
	2014	2013
	(in thousands)

Cash flows from financing activities:
Proceeds from borrowed funds, net	$367	$180,000
Repayments of borrowed funds, net	(7,829)	(130,054)
Repayments of borrowings by consolidated variable interest entities which are real estate partnerships	(10,955)	(11,344)
Proceeds from capital contributed to and borrowings of consolidated variable interest entities which are real estate partnerships	3,335	908
Exercise of stock options and employee stock purchases	21,684	44,219
Increase in bank deposits	1,119,433	474,638
Purchase of treasury stock	(6,212)	(9,311)
Dividends on common stock	(42,760)	(37,457)
Excess tax benefits from share-based payment arrangements	9,877	2,512
Net cash provided by financing activities	1,086,940	514,111

Currency adjustment:
Effect of exchange rate changes on cash	(12,304)	(4,711)
Net increase in cash and cash equivalents	45,260	194,129
Cash and cash equivalents at beginning of year	2,596,616	1,980,020
Cash and cash equivalents at end of period	$2,641,876	$2,174,149

Supplemental disclosures of cash flow information:
Cash paid for interest	$49,750	$53,442
Cash paid for income taxes	$179,488	$83,111
Non-cash transfers of loans to other real estate owned	$2,448	$1,902

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2014

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

Description of business

Raymond James Financial, Inc. (“RJF” or the “Company”) is a financial holding company headquartered in Florida whose broker-dealer subsidiaries are engaged in various financial service businesses, including the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products.  In addition, other subsidiaries of RJF provide investment management services for retail and institutional clients, corporate and retail banking, and trust services.  As used herein, the terms “we,” “our” or “us” refer to RJF and/or one or more of its subsidiaries.

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

Fiscal year 2013 acquisition

On December 24, 2012, we completed our acquisition of a 45% interest in ClariVest Asset Management, LLC (“ClariVest”), an acquisition that bolsters our platform in the large-cap investment objective. During the second quarter, we made an earn-out payment to the sellers of ClariVest. See Note 3 for additional information.

Adoption of new accounting guidance

In December 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring additional disclosures regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments.  This guidance was further amended in January 2013. Specifically, this new guidance requires additional information about derivatives, repurchase agreements, reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This guidance was first effective for our quarter ended December 31, 2013.  See Note 14 for these additional disclosures.

In February 2013, the FASB issued new guidance intended to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). The new guidance requires us to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its

Index

entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, we are required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This new guidance was first effective for our quarter ended December 31, 2013.  See Note 17 for these additional disclosures.

Significant subsidiaries

As of March 31, 2014, our significant subsidiaries, all wholly owned, include: Raymond James & Associates, Inc. (“RJ&A”), a domestic broker-dealer carrying client accounts, Raymond James Financial Services, Inc. (“RJFS”), an introducing domestic broker-dealer, Raymond James Financial Services Advisors, Inc. (“RJFSA”), a registered investment advisor, Raymond James Ltd. (“RJ Ltd.”), a broker-dealer headquartered in Canada, Eagle Asset Management, Inc. (“Eagle”) and Raymond James Bank, N.A. (“RJ Bank”), a national bank.

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
Brokerage client receivables, loans to financial advisors and allowance for doubtful accounts
As more fully described in Note 2 on page 112 of our 2013 Form 10-K, we have certain financing receivables that arise from businesses other than our banking business. Specifically, we offer loans to financial advisors and certain key revenue producers, primarily for recruiting and retention purposes. We present the outstanding balance of loans to financial advisors on our Condensed Consolidated Statements of Financial Condition, net of their applicable allowances for doubtful accounts. The allowance for doubtful accounts balance associated with all of our loans to financial advisors is $2.5 million and $2.8 million at March 31, 2014 and September 30, 2013, respectively. Of the March 31, 2014 loans to financial advisors, the portion of the balance associated with financial advisors who are no longer affiliated with us, after consideration of the allowance for doubtful accounts, is approximately $3.5 million.
Reclassifications
As more fully described in Note 1 on page 104, and Note 28 on page 187 of our 2013 Form 10-K, effective September 30, 2013 we implemented changes in our reportable segments. These segment changes had no effect on the historical financial results of operations. Prior period segment balances impacted by this change have been reclassified to conform to the current presentation. See Note 23 for presentation of segment information.
Certain other prior period amounts, none of which are material, have been reclassified to conform to the current presentation.

NOTE 3 – ACQUISITIONS

Acquisitions during fiscal year 2013

On December 24, 2012 (the “ClariVest Acquisition Date”), we completed our acquisition of a 45% interest in ClariVest. On the ClariVest Acquisition Date, we paid approximately $8.8 million in cash to the sellers for our interest. A computation based upon the actual earnings of ClariVest during the one year period since the ClariVest Acquisition Date was performed and additional cash consideration owed to the sellers of approximately $2 million was paid during the three month period ended March 31, 2014.

As a result of certain protective rights we have under the operating agreement with ClariVest, we are consolidating ClariVest in our financial statements as of the ClariVest Acquisition Date. In addition, a put and call agreement was entered into on the ClariVest Acquisition Date that provides our Eagle subsidiary with various paths to majority ownership in ClariVest, the timing of which would depend upon the financial results of ClariVest’s business and the tenure of existing ClariVest management. The results of operations of ClariVest have been included in our results prospectively since December 24, 2012. For purposes of certain acquisition related financial reporting requirements, the ClariVest acquisition is not considered to be material to our overall financial condition.

Index

See Note 10 for information regarding the identifiable intangible assets we recorded as a result of the ClariVest acquisition.

Acquisition related expense

Acquisition related expenses are recorded in the Condensed Consolidated Statement of Income and Comprehensive Income and include certain incremental expenses arising from our acquisitions.  Acquisition related expenses in the current fiscal year are no longer material for separate disclosure since our integration of Morgan Keegan was substantially complete as of September 30, 2013. In the prior year periods, we incurred the following acquisition related expense:

	Three months ended March 31, 2013	Six months ended March 31, 2013
	(in thousands)
Information systems integration and conversion costs (1)	$10,381	$22,545
Severance (2)	5,806	6,205
Temporary services	1,389	1,603
Occupancy and equipment costs (3)	708	1,274
Financial advisory fees	—	1,176
Legal	435	459
Other integration costs	2,203	5,042
Total acquisition related expense	$20,922	$38,304

(1)	Includes equipment costs related to the disposition of information systems equipment, and temporary services incurred specifically related to the information systems conversion.

(2)
Represents all costs associated with eliminating positions as a result of the Morgan Keegan acquisition, partially offset by the favorable impact arising from the forfeiture of any unvested accrued benefits.

(3)	Includes lease costs associated with the abandonment of certain facilities resulting from the Morgan Keegan acquisition.

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

Our cash and cash equivalents, assets segregated pursuant to regulations or other segregated assets, and deposits with clearing organization balances are as follows:

	March 31, 2014	September 30, 2013
	(in thousands)
Cash and cash equivalents:
Cash in banks	$2,630,650	$2,593,890
Money market fund investments	11,226	2,726
Total cash and cash equivalents (1)	2,641,876	2,596,616
Cash segregated pursuant to federal regulations and other segregated assets (2)	2,555,155	4,064,827
Deposits with clearing organizations (3)	135,554	126,405
	$5,332,585	$6,787,848

(1)
The total amounts presented include cash and cash equivalents of $1.07 billion and $1.02 billion as of March 31, 2014 and September 30, 2013, respectively, which are either held directly by RJF or are otherwise invested by one of our subsidiaries on behalf of RJF, and are available without restrictions.

(2)
Consists of cash maintained in accordance with Rule 15c3-3 under the Securities Exchange Act of 1934. RJ&A, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in segregated reserve accounts for the exclusive benefit of its’ clients. Additionally, RJ Ltd. is required to hold client Registered Retirement Savings Plan funds in trust.

(3)	Consists of deposits of cash and cash equivalents or other short-term securities held by other clearing organizations or exchanges.

Index

NOTE 5 – FAIR VALUE

For a discussion of our valuation methodologies for assets, liabilities measured at fair value, and the fair value hierarchy, see Note 2 on pages 107 - 111 of our 2013 Form 10-K. There have been no material changes to our valuation methodologies since our year ended September 30, 2013.

Assets and liabilities measured at fair value on a recurring and nonrecurring basis are presented below:

March 31, 2014	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of March 31, 2014
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$4,470	$166,759	$—		$—	$171,229
Corporate obligations	2,582	64,716	—		—	67,298
Government and agency obligations	6,390	54,442	—		—	60,832
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	693	149,871	—		—	150,564
Non-agency CMOs and asset-backed securities (“ABS”)	—	37,692	13		—	37,705
Total debt securities	14,135	473,480	13		—	487,628
Derivative contracts	—	84,607	—		(59,938)	24,669
Equity securities	57,355	3,846	37		—	61,238
Corporate loans	—	33,074	—		—	33,074
Other	462	37,980	2,703		—	41,145
Total trading instruments	71,952	632,987	2,753		(59,938)	647,754
Available for sale securities:
Agency MBS and CMOs	—	296,709	—		—	296,709
Non-agency CMOs	—	125,563	38		—	125,601
Other securities	2,084	—	—		—	2,084
Auction rate securities (“ARS”):
Municipals	—	—	109,960	(3)	—	109,960
Preferred securities	—	—	112,215		—	112,215
Total available for sale securities	2,084	422,272	222,213		—	646,569
Private equity investments	—	—	191,401	(4)	—	191,401
Other investments (5)	215,141	1,263	1,788		—	218,192
Derivative instruments associated with offsetting matched book positions	—	289,271	—		—	289,271
Other assets:
Derivative contracts	—	146	—		—	146
Other assets	—	—	15		—	15
Total other assets	—	146	15		—	161
Total assets at fair value on a recurring basis	$289,177	$1,345,939	$418,170		$(59,938)	$1,993,348

Assets at fair value on a nonrecurring basis: (6)
Bank loans, net:
Impaired loans	$—	$39,555	$50,489		$—	$90,044
Loans held for sale(7)	—	1,515	—		—	1,515
Total bank loans, net	—	41,070	50,489		—	91,559
Other real estate owned (“OREO”)(8)	—	422	—		—	422
Total assets at fair value on a nonrecurring basis	$—	$41,492	$50,489		$—	$91,981

(continued on next page)

Index

March 31, 2014	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of March 31, 2014
	(in thousands)
	(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$5,680	$2,008	$—		$—	$7,688
Corporate obligations	911	22,062	—		—	22,973
Government obligations	147,663	—	—		—	147,663
Agency MBS and CMOs	209	1,977	—		—	2,186
Total debt securities	154,463	26,047	—		—	180,510
Derivative contracts	—	69,999	—		(64,171)	5,828
Equity securities	14,050	70	—		—	14,120
Total trading instruments sold but not yet purchased	168,513	96,116	—		(64,171)	200,458
Derivative instruments associated with offsetting matched book positions	—	289,271	—		—	289,271
Trade and other payables:
Derivative contracts	—	662	—		—	662
Other liabilities	—	—	82	(9)	—	82
Total trade and other payables	—	662	82		—	744
Total liabilities at fair value on a recurring basis	$168,513	$386,049	$82		$(64,171)	$490,473

(1)
We had no transfers of financial instruments from Level 1 to Level 2 during the three and six months ended March 31, 2014.  We had no transfers of financial instruments from Level 2 to Level 1 during the three and six months ended March 31, 2014.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(2)
Where permitted, we have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists (see Note 14 for additional information regarding offsetting financial instruments).

(3)	Includes $58 million of Jefferson County, Alabama Limited Obligation School Warrants ARS.

(4)
The portion of these investments we do not own is approximately $55 million as of March 31, 2014 and are included as a component of noncontrolling interest in our Condensed Consolidated Statements of Financial Condition. The weighted average portion we own is approximately $136 million or 71% of the total private equity investments of $191 million included in our Condensed Consolidated Statements of Financial Condition.

(5)
Other investments include $145 million of financial instruments that are related to MK & Co.’s obligations to perform under certain of its historic deferred compensation plans (see Note 2 on page 119, and Note 23 on page 176, of our 2013 Form 10-K for further information regarding these plans).

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

(9)
Includes forward commitments to purchase GNMA (as hereinafter defined) MBS arising from our fixed income public finance operations (see Note 16 for additional information regarding these commitments) and to a much lesser extent, other certain commitments.

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

(5)
Other investments include $176 million of financial instruments that are related to obligations to perform under certain of MK & Co.’s historic deferred compensation plans (see Note 2 on page 119, and Note 23 on page 176, of our 2013 Form 10-K for further information regarding these plans).

(6)
Primarily comprised of forward commitments to purchase GNMA (as hereinafter defined) MBS arising from our fixed income public finance operations (see Note 20 on page 171 of our 2013 Form 10-K for additional information).

(7)
Goodwill fair value measurements are classified within Level 3 of the fair value hierarchy, which are generally determined using unobservable inputs. See Note 13 on pages 155 - 157 of our 2013 Form 10-K for additional information regarding the annual impairment analysis and our methods of estimating the fair value of reporting units that have an allocation of goodwill, including the key assumptions.

(8)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(9)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Condensed Consolidated Statements of Financial Condition is net of the estimated selling costs.

Index

The adjustment to fair value of the nonrecurring fair value measures for the six months ended March 31, 2014 resulted in a $176 thousand reversal of the provision for loan losses and $1.5 million in other losses. The adjustment to fair value of the nonrecurring fair value measures for the six months ended March 31, 2013 resulted in $5.7 million in additional provision for loan losses and $49 thousand in other losses.

Changes in Level 3 recurring fair value measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis is presented below:

Three months ended March 31, 2014 Level 3 assets at fair value (in thousands)
	Financial assets										Financial liabilities
	Trading instruments			Available for sale securities			Private equity, other investments and other assets				Payables- trade and other
	Non- agency CMOs & ABS	Equity securities	Other	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other assets	Other liabilities
Fair value December 31, 2013	$13	$35	$4,199	$46	$108,458	$112,122	$209,977		$1,949	$15	$(1,417)
Total gains (losses) for the period:
Included in earnings	—	5	(32)	—	63	44	13		48	—	1,335
Included in other comprehensive income	—	—	—	6	1,849	374	—		—	—	—
Purchases and contributions	—	23	3,185	—	—	—	5,317		—	—	—
Sales	—	(26)	(4,649)	—	—	—	—		—	—	—
Redemptions by issuer	—	—	—	—	(410)	(325)	—		(28)	—	—
Distributions	—	—	—	(14)	—	—	(5,329)		(181)	—	—
Transfers: (1)
Into Level 3	—	—	—	—	—	—	—		—	—	—
Out of Level 3	—	—	—	—	—	—	(18,577)	(2)	—	—	—
Fair value March 31, 2014	$13	$37	$2,703	$38	$109,960	$112,215	$191,401		$1,788	$15	$(82)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$5	$(32)	$—	$63	$44	$13		$60	$—	$—

(1)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(2)
The transfers out of Level 3 were primarily comprised of the portion of private equity investments which do not represent equity investments, whose balances were transferred to cash and cash equivalents or other receivables on our Consolidated Statements of Financial Condition, and whose carrying values approximate fair value.

Index

Six months ended March 31, 2014 Level 3 assets at fair value (in thousands)
	Financial assets											Financial liabilities
	Trading instruments			Available for sale securities			Private equity, other investments and other assets					Payables- trade and other
	Non- agency CMOs & ABS	Equity securities	Other	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other receivables	Other assets	Other liabilities
Fair value September 30, 2013	$14	$35	$3,956	$78	$130,934	$110,784	$216,391		$4,607	$2,778	$15	$(60)
Total gains (losses) for the period:
Included in earnings	—	4	(201)	(27)	5,584	44	4,781	(1)	73	(2,778)	—	(22)
Included in other comprehensive income	—	—	—	21	938	1,712	—		—	—	—	—
Purchases and contributions	—	24	10,448	—	—	—	9,332		63	—	—	—
Sales	—	(26)	(11,500)	—	(370)	—	(7,076)		(2,698)	—	—	—
Redemptions by issuer	—	—	—	—	(27,126)	(325)	—		(28)	—	—	—
Distributions	(1)	—	—	(34)	—	—	(13,450)		(229)	—	—	—
Transfers: (2)
Into Level 3	—	—	—	—	—	—	—		—	—	—	—
Out of Level 3	—	—	—	—	—	—	(18,577)	(3)	—	—	—	—
Fair value March 31, 2014	$13	$37	$2,703	$38	$109,960	$112,215	$191,401		$1,788	$—	$15	$(82)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$20	$4	$(201)	$(27)	$938	$1,712	$4,781		$166	$—	$—	$(22)

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

(3)
The transfers out of Level 3 were primarily comprised of the portion of private equity investments which do not represent equity investments, whose balances were transferred to cash and cash equivalents or other receivables on our Consolidated Statements of Financial Condition, and whose carrying values approximate fair value.

Index

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

On March 8, 2013, a private equity partnership in which we held an interest entered into a definitive agreement (the “Albion Sale Agreement”) providing for the sale of our indirect investment in Albion Medical Holdings, Inc. (“Albion”). This sale transaction closed on April 29, 2013. Of the totals presented, $65.3 million of the gain (before consideration of the noncontrolling interests) for the three month period ended March 31, 2013 results from the increase in our fair value estimate resulting from terms of the Albion Sale Agreement, and $21.8 million is the impact on net income attributable to RJF (after consideration of the noncontrolling interests) in such period.

(2)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

Six months ended March 31, 2013 Level 3 assets at fair value (in thousands)
Financial assets												Financial liabilities
	Trading instruments				Available for sale securities			Private equity, other investments and other assets				Payables-trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Other	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other assets	Other liabilities
Fair value September 30, 2012	$553	$29	$6	$5,850	$249	$123,559	$110,193	$336,927		$4,092	$—	$(98)
Total gains (losses) for the period:
Included in earnings	—	(4)	5	(51)	(335)	32	1,164	66,421	(1)	53	—	—
Included in other comprehensive income	—	—	—	—	533	11,289	2,649	—		—	—	—
Purchases,and contributions	—	—	44	3,210	—	—	25	10,653		—	—	—
Sales	(553)	—	(36)	(2,008)	—	—	—	—		(50)	—	—
Redemptions by issuer	—	—	—	—	—	(250)	(8,012)	—		—	—	—
Distributions	—	(8)	—	(1,263)	(27)	—	—	(16,286)		(113)	—	—
Transfers: (2)
Into Level 3	—	—	2	—	—	—	—	—		—	15	—
Out of Level 3	—	—	—	(15)	—	—	—	—		—	—	—
Fair value March 31, 2013	$—	$17	$21	$5,723	$420	$134,630	$106,019	$397,715		$3,982	$15	$(98)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$18	$3	$(51)	$(335)	$11,289	$2,649	$66,421	(1)	$143	$—	$—

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

On March 8, 2013, a private equity partnership in which we held an interest entered into the Albion Sale Agreement. The sale transaction closed on April 29, 2013. Of the totals presented, $65.3 million of the gain (before consideration of the noncontrolling interests) for the six month period ended March 31, 2013 results from the increase in our fair value estimate resulting from terms of the Albion Sale Agreement, and $21.8 million is the impact on net income attributable to RJF (after consideration of the noncontrolling interests) in such period.

(2)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

As of March 31, 2014, 8.7% of our assets and 3% of our liabilities are instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of March 31, 2014 represent 21% of our assets measured at fair value. In comparison, as of March 31, 2013, 11.6% and 3.6% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of March 31, 2013 represented 25% of our assets measured at fair value. The balances of our level 3 assets have decreased compared to March 31, 2013 primarily as a result of the April 2013 sale of Albion, and the sale or redemption of a portion of our ARS portfolio, partially offset by valuation increases in the private equity portfolio. Level 3 instruments as a percentage of total financial instruments decreased by 4% as compared to March 31, 2013. Total financial instruments at March 31, 2014, primarily trading instruments, derivative instruments associated with offsetting matched book positions, and other investments which are not level 3 financial instruments have decreased as compared to March 31, 2013, impacting the calculation of Level 3 assets as a percentage of total financial instruments.

Index

Gains and losses included in earnings are presented in net trading profit and other revenues in our Condensed Consolidated Statements of Income and Comprehensive Income as follows:

For the three months ended March 31, 2014	Net trading profit	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(27)	$1,503
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(27)	$180

For the six months ended March 31, 2014	Net trading profit	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(197)	$7,655
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(177)	$7,548

For the three months ended March 31, 2013	Net trading profit	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(16)	$63,059
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(19)	$65,455

For the six months ended March 31, 2013	Net trading profit	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(50)	$67,335
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(30)	$80,167

Index

Quantitative information about level 3 fair value measurements

The significant assumptions used in the valuation of level 3 financial instruments are as follows (the table that follows includes the significant majority of the financial instruments we hold that are classified as level 3 measures):

Level 3 financial instrument	Fair value at March 31, 2014 (in thousands)	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements:
Available for sale securities:
ARS:
Municipals	$109,960	Discounted cash flow	Average discount rate(a)	3.15% - 7.64% (5.53%)
			Average interest rates applicable to future interest income on the securities(b)	1.08% - 6.91% (3.67%)
			Prepayment year(c)	2016 - 2023 (2020)
Preferred securities	$112,215	Discounted cash flow	Average discount rate(a)	3.3% - 5.21% (4.42%)
			Average interest rates applicable to future interest income on the securities(b)	1.61% - 2.92% (2.22%)
			Prepayment year(c)	2014 - 2018 (2018)
Private equity investments:	$37,849	Income or market approach:
		Scenario 1 - income approach - discounted cash flow	Discount rate(a)	14% - 15% (14%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2014 - 2015 (2014)
		Scenario 2 - market approach - market multiple method	EBITDA Multiple(d)	4.75 - 7.00 (5.39)
			Projected EBITDA growth(e)	16.3% - 16.3% (16.3%)
			Weighting assigned to outcome of scenario 1/scenario 2	86%/14%
	$153,552	Transaction price or other investment-specific events(f)	Not meaningful(f)	Not meaningful(f)
Nonrecurring measurements:
Impaired loans: residential	$26,165	Discounted cash flow	Prepayment rate	7 - 12 yrs. (10.35 yrs.)
Impaired loans: corporate	$24,324	Appraisal, discounted cash flow, or distressed enterprise value(g)	Not meaningful(g)	Not meaningful(g)

The text of the footnotes in the above table are on the following page.

Index

The text of the footnotes to the table on the previous page are as follows:

(a)	Represents discount rates used when we have determined that market participants would take these discounts into account when pricing the investments.

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

(g)
The valuation techniques used for the impaired corporate loan portfolio as of March 31, 2014 were appraisals less selling costs for the collateral dependent loans, and either discounted cash flows or distressed enterprise value for the remaining impaired loans that are not collateral dependent.

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

Index

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of March 31, 2014, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

Other fair value disclosures

Many, but not all, of the financial instruments we hold are recorded at fair value in the Condensed Consolidated Statements of Financial Condition. Refer to Note 5 on pages 136 - 137 of our 2013 Form 10-K for discussion of the methods and assumptions we apply to the determination of fair value of our financial instruments that are not otherwise recorded at fair value.

The estimated fair values by level within the fair value hierarchy and the carrying amounts of our financial instruments that are not carried at fair value are as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
	(in thousands)
March 31, 2014
Financial assets:
Bank loans, net(1)	$—	$118,261	$9,743,929	$9,862,190	$9,942,043

Financial liabilities:
Bank deposits	$—	$10,087,853	$330,764	$10,418,617	$10,414,804
Other borrowings	$—	$78,517	$—	$78,517	$78,517
Corporate debt	$365,400	$956,988	$—	$1,322,388	$1,192,699

September 30, 2013
Financial assets:
Bank loans, net(1)	$—	$83,012	$8,614,755	$8,697,767	$8,700,027

Financial liabilities:
Bank deposits	$—	$8,981,996	$320,196	$9,302,192	$9,295,371
Other borrowings	$—	$84,076	$—	$84,076	$84,076
Corporate debt	$352,520	$951,628	$—	$1,304,148	$1,194,508

(1)
Excludes all impaired loans and loans held for sale which have been recorded at fair value in the Condensed Consolidated Statement of Financial Condition at March 31, 2014 and September 30, 2013, respectively.

Index

NOTE 6 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	March 31, 2014		September 30, 2013
	Trading instruments	Instruments sold but not yet purchased	Trading instruments	Instruments sold but not yet purchased
	(in thousands)
Municipal and provincial obligations	$171,229	$7,688	$202,826	$1,777
Corporate obligations	67,298	22,973	60,406	9,111
Government and agency obligations	60,832	147,663	113,396	169,816
Agency MBS and CMOs	150,564	2,186	93,149	3,068
Non-agency CMOs and ABS	37,705	—	16,971	—
Total debt securities	487,628	180,510	486,748	183,772

Derivative contracts (1)	24,669	5,828	28,109	5,641
Equity securities	61,238	14,120	53,015	31,243
Corporate loans	33,074	—	—	—
Other	41,145	—	11,833	—
Total	$647,754	$200,458	$579,705	$220,656

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

NOTE 7 – AVAILABLE FOR SALE SECURITIES

Available for sale securities are comprised of MBS and CMOs owned by RJ Bank and ARS owned by one of our non-broker-dealer subsidiaries. Refer to the discussion of our available for sale securities accounting policies, including the fair value determination process, in Note 2 on pages 108 - 110 of our 2013 Form 10-K.

During the six months ended March 31, 2014, certain ARS were redeemed by their issuer or sold in market transactions. Such transactions resulted in aggregate proceeds of $27.8 million and a gain of $5.6 million in the six months ended March 31, 2014, which is recorded in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income. During the six months ended March 31, 2013, ARS with an aggregate par value of approximately $8.3 million were redeemed by their issuer at par, or sold at amounts approximating their par value pursuant to tender offers, resulting in a gain of $1.2 million, which is recorded in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income.

Index

The amortized cost and fair values of available for sale securities are as follows:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
March 31, 2014
Available for sale securities:
Agency MBS and CMOs	$297,575	$570	$(1,436)	$296,709
Non-agency CMOs (1)	133,977	138	(8,514)	125,601
Other securities	1,575	509	—	2,084
Total RJ Bank available for sale securities	433,127	1,217	(9,950)	424,394

Auction rate securities:
Municipal obligations	103,459	7,461	(960)	109,960
Preferred securities	104,527	7,688	—	112,215
Total auction rate securities	207,986	15,149	(960)	222,175
Total available for sale securities	$641,113	$16,366	$(10,910)	$646,569

September 30, 2013
Available for sale securities:
Agency MBS and CMOs	$326,858	$707	$(1,536)	$326,029
Non-agency CMOs (2)	142,169	4	(13,152)	129,021
Other securities	1,575	501	—	2,076
Total RJ Bank available for sale securities	470,602	1,212	(14,688)	457,126

Auction rate securities:
Municipal obligations	125,371	6,831	(1,268)	130,934
Preferred securities	104,808	5,976	—	110,784
Total auction rate securities	230,179	12,807	(1,268)	241,718
Total available for sale securities	$700,781	$14,019	$(15,956)	$698,844

(1)	As of March 31, 2014, the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in AOCI was $7.1 million (before taxes).

(2)	As of September 30, 2013, the non-credit portion of OTTI recorded in AOCI was $11.1 million (before taxes).

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

	March 31, 2014
	Within one year	After one but within five years	After five but within ten years	After ten years	Total
	($ in thousands)
Agency MBS & CMOs:
Amortized cost	$—	$9,588	$17,284	$270,703	$297,575
Carrying value	—	9,615	17,366	269,728	296,709
Weighted-average yield	—	0.21%	0.24%	1.00%	0.93%

Non-agency CMOs:
Amortized cost	$—	$—	$—	$133,977	$133,977
Carrying value	—	—	—	125,601	125,601
Weighted-average yield	—	—	—	2.50%	2.50%

Other securities:
Amortized cost	$—	$—	$—	$1,575	$1,575
Carrying value	—	—	—	2,084	2,084
Weighted-average yield	—	—	—	—	—

Sub-total agency MBS & CMOs, non-agency CMOs, and other securities:
Amortized cost	$—	$9,588	$17,284	$406,255	$433,127
Carrying value	—	9,615	17,366	397,413	424,394
Weighted-average yield	—	0.21%	0.24%	1.47%	1.39%

Auction rate securities:
Municipal obligations
Amortized cost	$—	$1,925	$6,600	$94,934	$103,459
Carrying value	—	1,973	6,302	101,685	109,960
Weighted-average yield	—	0.19%	0.27%	0.38%	0.37%

Preferred securities:
Amortized cost	$—	$—	$—	$104,527	$104,527
Carrying value	—	—	—	112,215	112,215
Weighted-average yield	—	—	—	0.24%	0.24%

Sub-total auction rate securities:
Amortized cost	$—	$1,925	$6,600	$199,461	$207,986
Carrying value	—	1,973	6,302	213,900	222,175
Weighted-average yield	—	0.19%	0.27%	0.31%	0.31%

Total available for sale securities:
Amortized cost	$—	$11,513	$23,884	$605,716	$641,113
Carrying value	—	11,588	23,668	611,313	646,569
Weighted-average yield	—	0.21%	0.25%	1.07%	1.02%

Index

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$110,745	$(728)	$57,358	$(708)	$168,103	$(1,436)
Non-agency CMOs	4,613	(287)	85,793	(8,227)	90,406	(8,514)
ARS municipal obligations	3,254	(210)	18,373	(750)	21,627	(960)
Total	$118,612	$(1,225)	$161,524	$(9,685)	$280,136	$(10,910)

	September 30, 2013
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$157,580	$(1,150)	$22,940	$(386)	$180,520	$(1,536)
Non-agency CMOs	4,906	(556)	123,139	(12,596)	128,045	(13,152)
ARS municipal obligations	771	(100)	19,747	(1,168)	20,518	(1,268)
Total	$163,257	$(1,806)	$165,826	$(14,150)	$329,083	$(15,956)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS and CMOs. At March 31, 2014, of the 18 of our U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, 12 were in a continuous unrealized loss position for less than 12 months and six were for 12 months or more.  We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

Non-agency CMOs

All individual non-agency securities are evaluated for OTTI on a quarterly basis.  Only those non-agency CMOs whose amortized cost basis we do not expect to recover in full are considered to be other than temporarily impaired, as we have the ability and intent to hold these securities to maturity.  To assess whether the amortized cost basis of non-agency CMOs will be recovered, RJ Bank performs a cash flow analysis for each security.  This comprehensive process considers borrower characteristics and the particular attributes of the loans underlying each security.  Loan level analysis includes a review of historical default rates, loss severities, liquidations, prepayment speeds and delinquency trends.  In addition to historical details, home prices and the economic outlook are considered to derive the assumptions utilized in the discounted cash flow model to project security-specific cash flows, which factors in the amount of credit enhancement specific to the security.  The difference between the present value of the cash flows expected and the amortized cost basis is the credit loss, and it is recorded as OTTI.

The significant assumptions used in the cash flow analysis of non-agency CMOs are as follows:

	March 31, 2014
	Range	Weighted- average (1)
Default rate	0% - 30.1%	9.18%
Loss severity	0% - 72.2%	41.95%
Prepayment rate	0.7% - 21.7%	7.67%

(1)	Represents the expected activity for the next twelve months.

Index

At March 31, 2014, 18 of the 25 non-agency CMOs were in a continuous unrealized loss position. Of these, 16 were in that position for 12 months or more and two were in a continuous unrealized loss position for less than 12 months. Based on the expected cash flows derived from the model utilized in our analysis, we expect to recover all unrealized losses not already recorded in earnings on our non-agency CMOs. However, it is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in the cash flows expected to be collected on these securities and potential future OTTI losses. As residential mortgage loans are the underlying collateral of these securities, the unrealized losses at March 31, 2014 reflect the uncertainty in the markets for these instruments.

ARS

Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them. Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired, as we have the ability and intent to hold these securities to maturity.

Within our municipal ARS holdings, we hold Jefferson County, Alabama Limited Obligation School Warrants ARS (“Jeff Co. Schools ARS”). As of September 30, 2013, we also held Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS (“Jeff Co. Sewers ARS”).  During our first quarter ended December 31, 2013, the Jefferson County, Alabama voluntary petition for relief under Chapter 9 of the U.S. Bankruptcy Code in the U.S. District Court for the Northern District of Alabama was resolved. As a result of the resolution of this matter, Jefferson County redeemed the Jeff Co. Sewers ARS during our first quarter, and we received $26.5 million in proceeds from the redemption and realized a $5.5 million gain, which is reflected as a component of other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income for the six months ended March 31, 2014. The Jeff Co. Schools ARS were not affected by the resolution of the Jefferson County, Alabama bankruptcy matter and therefore remain in our ARS portfolio as of March 31, 2014.

Within our ARS preferred securities, we analyze the credit ratings associated with each security as an indicator of potential credit impairment. As of March 31, 2014, and including subsequent ratings changes, all of the ARS preferred securities were rated investment grade by at least one rating agency.

Other-than-temporarily impaired securities

Although there is no intent to sell either our ARS or our non-agency CMOs, and it is not more likely than not that we will be required to sell these securities, we do not expect to recover the entire amortized cost basis of certain securities within these portfolios.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available for sale securities are as follows:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
	(in thousands)
Amount related to credit losses on securities we held at the beginning of the period	$28,244	$27,966	$28,217	$27,581
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	—	—	27	385
Amount related to credit losses on securities we held at the end of the period	$28,244	$27,966	$28,244	$27,966

NOTE 8 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by RJ Bank, and include commercial and industrial (“C&I”) loans, commercial and residential real estate loans, as well as securities based loans (“SBL”) and other consumer loans. These receivables are collateralized by first or second mortgages on residential or other real property, other assets of the borrower, or are unsecured.

For a discussion of our accounting policies regarding bank loans and allowances for losses, including the policies regarding loans held for investment, loans held for sale, off-balance sheet loan commitments, nonperforming assets, troubled debt restructurings (“TDRs”), impaired loans, the allowance for loan losses and reserve for unfunded lending commitments, and loan charge-off policies, see Note 2 on pages 112 – 116 of our 2013 Form 10-K.

Index

We segregate our loan portfolio into five loan portfolio segments: C&I, commercial real estate (“CRE”), CRE construction, residential mortgage and SBL and other consumer loans. These portfolio segments also serve as the portfolio loan classes for purposes of credit analysis, except for residential mortgage loans, which are further disaggregated into residential first mortgage and residential home equity classes.

The following table presents the balances for both the held for sale and held for investment loan portfolios, as well as the associated percentage of each portfolio segment in RJ Bank’s total loan portfolio:

	March 31, 2014		September 30, 2013
	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	$122,256	1%	$110,292	1%
Loans held for investment:
Domestic:
C&I loans	4,946,263	49%	4,439,668	50%
CRE construction loans	47,334	—	38,964	—
CRE loans	1,327,095	13%	1,075,986	12%
Residential mortgage loans	1,739,652	17%	1,743,787	20%
SBL and other consumer loans	771,092	8%	554,210	6%
Foreign:
C&I loans	1,001,116	9%	806,337	9%
CRE construction loans	59,362	1%	21,876	—
CRE loans	186,913	2%	207,060	2%
Residential mortgage loans	2,264	—	1,863	—
SBL and other consumer loans	1,883	—	1,595	—
Total loans held for investment	10,082,974		8,891,346
Net unearned income and deferred expenses	(39,189)		(43,936)
Total loans held for investment, net(1)	10,043,785		8,847,410

Total loans held for sale and investment	10,166,041	100%	8,957,702	100%
Allowance for loan losses	(137,940)		(136,501)
Bank loans, net	$10,028,101		$8,821,201

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

RJ Bank originated or purchased $255.4 million and $548.3 million of loans held for sale during the three and six months ended March 31, 2014, respectively, and $293.6 million and $675.3 million during the three and six months ended March 31, 2013, respectively. There were proceeds from the sale of held for sale loans of $34.3 million and $94.1 million during the three and six months ended March 31, 2014, respectively, and $84.7 million and $145.1 million during the three and six months ended March 31, 2013, respectively. Net gains resulting from such sales amounted to $234 thousand and $317 thousand during the three and six months ended March 31, 2014, respectively, and $1 million and $2.2 million during the three and six months ended March 31, 2013, respectively.  Unrealized losses recorded in the Condensed Consolidated Statements of Income and Comprehensive Income to reflect the loans held for sale at the lower of cost or market value were $44 thousand and $139 thousand during the three and six months ended March 31, 2014, respectively, and $14 thousand and $128 thousand during the three and six months ended March 31, 2013, respectively.

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	Three months ended March 31,				Six months ended March 31,
	2014		2013		2014		2013
	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales
	(in thousands)
C&I loans	$110,406	$70,350	$65,525	$74,279	$237,736	$131,323	$104,799	$90,818
Residential mortgage loans	140	—	2,153	—	27,735	—	4,563	—
Total	$110,546	$70,350	$67,678	$74,279	$265,471	$131,323	$109,362	$90,818

Index

The following table presents the comparative data for nonperforming loans held for investment and total nonperforming assets:

	March 31, 2014	September 30, 2013
	($ in thousands)
Nonaccrual loans:
C&I loans	$—	$89
CRE loans	24,324	25,512
Residential mortgage loans:
First mortgage loans	69,732	75,889
Home equity loans/lines	408	468
Total nonaccrual loans	94,464	101,958

Real estate owned and other repossessed assets, net:
Residential first mortgage	2,968	2,434
Total nonperforming assets, net	$97,432	$104,392
Total nonperforming assets, net as a % of RJ Bank total assets	0.83%	0.99%

The table of nonperforming assets above excludes $10.8 million and $10.2 million, as of March 31, 2014 and September 30, 2013, respectively, of residential TDRs which were returned to accrual status in accordance with our policy. There are no accruing loans which are 90 days past due as of March 31, 2014 or September 30, 2013.

The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $1 million and $1.8 million for the three and six months ended March 31, 2014, respectively, and $1.2 million and $2.3 million for the three and six months ended March 31, 2013, respectively. The interest income recognized on nonperforming loans was $326 thousand and $888 thousand for the three and six months ended March 31, 2014, respectively, and $412 thousand and $836 thousand for the three and six months ended March 31, 2013, respectively.

Index

The following table presents an analysis of the payment status of loans held for investment:

	30-59 days	60-89 days	90 days or more	Total past due	Current (1)	Total loans held for investment (2)
	(in thousands)
As of March 31, 2014:
C&I loans	$—	$128	$—	$128	$5,947,251	$5,947,379
CRE construction loans	—	—	—	—	106,696	106,696
CRE loans	—	—	10,320	10,320	1,503,688	1,514,008
Residential mortgage loans:
First mortgage loans	3,766	946	40,086	44,798	1,675,444	1,720,242
Home equity loans/lines	—	—	148	148	21,526	21,674
SBL and other consumer loans	—	—	—	—	772,975	772,975
Total loans held for investment, net	$3,766	$1,074	$50,554	$55,394	$10,027,580	$10,082,974

As of September 30, 2013:
C&I loans	$135	$—	$—	$135	$5,245,870	$5,246,005
CRE construction loans	—	—	—	—	60,840	60,840
CRE loans	—	—	17	17	1,283,029	1,283,046
Residential mortgage loans:
First mortgage loans	4,756	2,068	43,004	49,828	1,673,619	1,723,447
Home equity loans/lines	—	—	372	372	21,831	22,203
SBL and other consumer loans	—	—	—	—	555,805	555,805
Total loans held for investment, net	$4,891	$2,068	$43,393	$50,352	$8,840,994	$8,891,346

(1)	Includes $42 million and $55.5 million of nonaccrual loans at March 31, 2014 and September 30, 2013, respectively, which are performing pursuant to their contractual terms.

(2)	Excludes any net unearned income and deferred expenses.

The following table provides a summary of RJ Bank’s impaired loans:

	March 31, 2014			September 30, 2013
	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
	(in thousands)
Impaired loans with allowance for loan losses:(1)
C&I loans	$—	$—	$—	$—	$—	$—
CRE loans	—	—	—	17	26	1
Residential mortgage loans:
First mortgage loans	48,343	69,352	5,498	52,624	77,240	6,646
Home equity loans/lines	36	74	3	36	74	4
Total	48,379	69,426	5,501	52,677	77,340	6,651

Impaired loans without allowance for loan losses:(2)
C&I loans	—	—	—	89	94	—
CRE loans	24,324	44,575	—	25,495	45,229	—
Residential - first mortgage loans	22,842	35,016	—	21,445	32,617	—
Total	47,166	79,591	—	47,029	77,940	—
Total impaired loans	$95,545	$149,017	$5,501	$99,706	$155,280	$6,651

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

Index

The preceding table includes $2 million CRE and $37.9 million residential first mortgage TDR’s at March 31, 2014, and $2.2 million CRE and $36.6 million residential first mortgage TDR’s at September 30, 2013.

The average balance of the total impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
	(in thousands)
Average impaired loan balance:
C&I loans	$—	$22,504	$35	$20,877
CRE loans	24,702	4,879	24,949	6,577
Residential mortgage loans:
First mortgage loans	71,277	79,025	71,818	80,008
Home equity loans/lines	36	127	36	128
Total	$96,015	$106,535	$96,838	$107,590

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$391	$330	$1,027	$661
Home equity loans/lines	—	1	—	2
Total	$391	$331	$1,027	$663

During the three and six months ended March 31, 2014 and 2013, RJ Bank granted concessions to borrowers having financial difficulties, for which the resulting modification was deemed a TDR.  All of the concessions granted for first mortgage residential loans were generally interest rate reductions, interest capitalization, amortization and maturity date extensions, or release of liability ordered under Chapter 7 bankruptcy not reaffirmed by the borrower.  The table below presents the TDRs that occurred during the respective periods presented:

	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	($ in thousands)
Three months ended March 31, 2014
Residential – first mortgage loans	4	$654	$702

Three months ended March 31, 2013
Residential – first mortgage loans	1	$662	$662

Six months ended March 31, 2014
Residential – first mortgage loans	12	$2,539	$2,699

Six months ended March 31, 2013
Residential – first mortgage loans	44	$14,953	$14,893

During the three and six months ended March 31, 2014, there were three residential first mortgage TDRs with a recorded investment of $852 thousand, for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default. During the three months ended March 31, 2013, there were no residential first mortgage TDRs for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default. During the six months ended March 31, 2013, there were two residential first mortgage TDRs with a recorded investment of $291 thousand, for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default.

As of March 31, 2014 and September 30, 2013, RJ Bank had no outstanding commitments on TDRs.

The credit quality of RJ Bank’s loan portfolio is summarized monthly by management using the standard asset classification system utilized by bank regulators for the residential mortgage and consumer loan portfolios and internal risk ratings, which correspond to the

Index

same standard asset classifications for the C&I, CRE construction, and CRE loan portfolios.  These classifications are divided into three groups:  Not Classified (Pass), Special Mention, and Classified or Adverse Rating (Substandard, Doubtful and Loss). These terms are defined as follows:

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

Doubtful – Loans which have all the weaknesses inherent in loans classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently-known facts, conditions and values.

Loss – Loans which are considered by management to be uncollectible and of such little value that their continuance on RJ Bank’s books as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted.  RJ Bank does not have any loan balances within this classification because, in accordance with its accounting policy, loans, or a portion thereof considered to be uncollectible, are charged-off prior to the assignment of this classification.

The credit quality of RJ Bank’s held for investment loan portfolio is as follows:

				Residential mortgage
	C&I	CRE construction	CRE	First mortgage	Home equity	SBL and other consumer	Total
	(in thousands)
March 31, 2014
Pass	$5,878,566	$106,696	$1,489,291	$1,627,759	$21,252	$772,975	$9,896,539
Special mention (1)	42,444	—	193	19,455	14	—	62,106
Substandard (1)	26,369	—	22,491	73,028	408	—	122,296
Doubtful (1)	—	—	2,033	—	—	—	2,033
Total	$5,947,379	$106,696	$1,514,008	$1,720,242	$21,674	$772,975	$10,082,974

September 30, 2013
Pass	$5,012,786	$60,840	$1,257,130	$1,627,090	$21,582	$555,805	$8,535,233
Special mention (1)	139,159	—	195	18,912	150	—	158,416
Substandard (1)	94,060	—	23,524	77,446	470	—	195,500
Doubtful (1)	—	—	2,197	—	—	—	2,197
Total	$5,246,005	$60,840	$1,283,046	$1,723,448	$22,202	$555,805	$8,891,346

(1)	Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

The credit quality of RJ Bank’s performing residential first mortgage loan portfolio is additionally assessed utilizing updated loan-to-value (“LTV”) ratios.  RJ Bank segregates all of its performing residential first mortgage loan portfolio with higher reserve percentages allocated to the higher LTV loans.  Current LTVs are updated using the most recently available information (generally on a one-quarter lag) and are estimated based on the initial appraisal obtained at the time of origination, adjusted using relevant market indices for housing price changes that have occurred since origination.  The value of the homes could vary from actual market values due to changes in the condition of the underlying property, variations in housing price changes within current valuation indices, and other factors.

Index

The table below presents the most recently available update of the performing residential first mortgage loan portfolio summarized by current LTV. The amounts in the table represent the entire loan balance:

Balance(1)
(in thousands)
LTV range:
LTV less than 50%	$418,435
LTV greater than 50% but less than 80%	766,830
LTV greater than 80% but less than 100%	249,090
LTV greater than 100%, but less than 120%	46,450
LTV greater than 120% but less than 140%	7,356
LTV greater than 140%	1,460
Total	$1,489,621

(1)	Excludes loans that have full repurchase recourse for any delinquent loans.

Index

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

	Loans held for investment
	C&I	CRE construction	CRE	Residential mortgage	SBL and other consumer	Total
	(in thousands)
Three months ended March 31, 2014
Balance at beginning of period	$96,629	$1,647	$20,210	$18,300	$1,338	$138,124
Provision (benefit) for loan losses	1,113	169	2,133	(1,641)	205	1,979
Net (charge-offs)/recoveries:
Charge-offs	(1,805)	—	—	(670)	—	(2,475)
Recoveries	12	—	—	625	6	643
Net (charge-offs)/recoveries	(1,793)	—	—	(45)	6	(1,832)
Foreign exchange translation adjustment	(247)	(17)	(67)	—	—	(331)
Balance at March 31, 2014	$95,702	$1,799	$22,276	$16,614	$1,549	$137,940

Six months ended March 31, 2014
Balance at beginning of year	$95,994	$1,000	$19,266	$19,126	$1,115	$136,501
Provision (benefit) for loan losses	2,015	824	3,062	(2,702)	416	3,615
Net (charge-offs)/recoveries:
Charge-offs	(1,845)	—	—	(879)	—	(2,724)
Recoveries	16	—	80	1,069	18	1,183
Net (charge-offs)/recoveries	(1,829)	—	80	190	18	(1,541)
Foreign exchange translation adjustment	(478)	(25)	(132)	—	—	(635)
Balance at March 31, 2014	$95,702	$1,799	$22,276	$16,614	$1,549	$137,940

Three months ended March 31, 2013
Balance at beginning of period	$96,010	$874	$27,232	$23,073	$832	$148,021
Provision (benefit) for loan losses	3,248	148	998	(762)	105	3,737
Net (charge-offs)/recoveries:
Charge-offs	(460)	—	—	(1,858)	(75)	(2,393)
Recoveries	—	—	529	508	8	1,045
Net (charge-offs)/recoveries	(460)	—	529	(1,350)	(67)	(1,348)
Foreign exchange translation adjustment	(91)	(6)	(27)	—	—	(124)
Balance at March 31, 2013	$98,707	$1,016	$28,732	$20,961	$870	$150,286

Six months ended March 31, 2013
Balance at beginning of year	$92,409	$739	$27,546	$26,138	$709	$147,541
Provision (benefit) for loan losses	6,984	287	154	(988)	223	6,660
Net (charge-offs)/recoveries:
Charge-offs	(550)	—	—	(5,066)	(75)	(5,691)
Recoveries	—	—	1,073	877	13	1,963
Net (charge-offs)/recoveries	(550)	—	1,073	(4,189)	(62)	(3,728)
Foreign exchange translation adjustment	(136)	(10)	(41)	—	—	(187)
Balance at March 31, 2013	$98,707	$1,016	$28,732	$20,961	$870	$150,286

Index

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

	Loans held for investment
	C&I	CRE construction	CRE	Residential mortgage	SBL and other consumer	Total
	(in thousands)
March 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$2,333	$—	$2,333
Collectively evaluated for impairment	95,702	1,799	22,276	14,281	1,549	135,607
Total allowance for loan losses	$95,702	$1,799	$22,276	$16,614	$1,549	$137,940

Recorded investment:(1)
Individually evaluated for impairment	$—	$—	$24,324	$37,880	$—	$62,204
Collectively evaluated for impairment	5,947,379	106,696	1,489,684	1,704,036	772,975	10,020,770
Total recorded investment	$5,947,379	$106,696	$1,514,008	$1,741,916	$772,975	$10,082,974

September 30, 2013
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$1	$2,379	$—	$2,380
Collectively evaluated for impairment	95,994	1,000	19,265	16,747	1,115	134,121
Total allowance for loan losses	$95,994	$1,000	$19,266	$19,126	$1,115	$136,501

Recorded investment:(1)
Individually evaluated for impairment	$89	$—	$25,512	$36,648	$—	$62,249
Collectively evaluated for impairment	5,245,916	60,840	1,257,534	1,709,002	555,805	8,829,097
Total recorded investment	$5,246,005	$60,840	$1,283,046	$1,745,650	$555,805	$8,891,346

(1)	Excludes any net unearned income and deferred expenses.

RJ Bank had no recorded investment in loans acquired with deteriorated credit quality as of either March 31, 2014 or September 30, 2013.

The reserve for unfunded lending commitments, included in trade and other payables on our Condensed Consolidated Statements of Financial Condition, was $11.5 million and $9.3 million at March 31, 2014 and September 30, 2013, respectively.

NOTE 9 – VARIABLE INTEREST ENTITIES

A VIE requires consolidation by the entity’s primary beneficiary.  We evaluate all of the entities in which we are involved to determine if the entity is a VIE and, if so, whether we hold a variable interest and are the primary beneficiary.

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

Refer to Note 2 on pages 120 - 122 of our 2013 Form 10-K for a description of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary of any VIEs.  Other than as

Index

described below, as of March 31, 2014 there have been no significant changes in either the nature of our involvement with, or the accounting policies associated with the analysis of, VIEs as described in the 2013 Form 10-K.

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

VIEs where we are the primary beneficiary

Of the VIEs in which we hold an interest, we have determined that the EIF Funds, the Restricted Stock Trust Fund and certain LIHTC Funds require consolidation in our financial statements, as we are deemed the primary beneficiary of those VIEs.  The aggregate assets and liabilities of the VIEs we consolidate are provided in the table below.

	Aggregate assets (1)	Aggregate liabilities (1)
	(in thousands)
March 31, 2014
LIHTC Funds	$198,825	$55,036
Guaranteed LIHTC Fund (2)	75,804	—
Restricted Stock Trust Fund	13,907	4,665
EIF Funds	5,616	—
Total	$294,152	$59,701

September 30, 2013
LIHTC Funds	$208,634	$78,055
Guaranteed LIHTC Fund (2)	81,712	—
Restricted Stock Trust Fund	13,075	6,710
EIF Funds	7,588	—
Total	$311,009	$84,765

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

Index

The following table presents information about the carrying value of the assets, liabilities and equity of the VIEs which we consolidate and which are included within our Condensed Consolidated Statements of Financial Condition. The noncontrolling interests presented in this table represent the portion of these net assets which are not ours.

	March 31, 2014	September 30, 2013
	(in thousands)
Assets:
Assets segregated pursuant to regulations and other segregated assets	$9,999	$11,857
Receivables, other	6,053	5,763
Investments in real estate partnerships held by consolidated variable interest entities	258,633	272,096
Trust fund investment in RJF common stock (1)	13,905	13,073
Prepaid expenses and other assets	6,364	8,230
Total assets	$294,954	$311,019

Liabilities and equity:
Trade and other payables	$12,721	$1,428
Intercompany payables	5,046	6,390
Loans payable of consolidated variable interest entities (2)	53,505	62,938
Total liabilities	71,272	70,756
RJF equity	6,155	6,175
Noncontrolling interests	217,527	234,088
Total equity	223,682	240,263
Total liabilities and equity	$294,954	$311,019

(1)	Included in treasury stock in our Condensed Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans.

The following table presents information about the net income (loss) of the VIEs which we consolidate, and is included within our Condensed Consolidated Statements of Income and Comprehensive Income. The noncontrolling interests presented in this table represent the portion of the net loss from these VIEs which is not ours.

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
	(in thousands)
Revenues:
Interest	$—	$—	$1	$3
Other	(1,580)	2,509	(1,416)	4,024
Total revenues	(1,580)	2,509	(1,415)	4,027
Interest expense	797	1,063	1,584	2,112
Net revenues (expense)	(2,377)	1,446	(2,999)	1,915

Non-interest expenses	12,052	12,452	21,017	17,143
Net loss including noncontrolling interests	(14,429)	(11,006)	(24,016)	(15,228)
Net loss attributable to noncontrolling interests	(14,420)	(11,051)	(23,996)	(15,304)
Net (loss) income attributable to RJF	$(9)	$45	$(20)	$76

Low-income housing tax credit funds

RJTCF is the managing member or general partner in approximately 88 separate low-income housing tax credit funds having one or more investor members or limited partners, 76 of which are determined to be VIEs and 12 of which are determined not to be VIEs. RJTCF has concluded that it is the primary beneficiary of eight non-guaranteed LIHTC Fund VIEs and, accordingly, consolidates these funds. In addition, RJTCF consolidates the one Guaranteed LIHTC Fund VIE it sponsors (see Note 16 for further discussion of the guarantee obligation as well as other RJTCF commitments).  RJTCF also consolidates six of the funds it determined not to be VIEs.

Index

VIEs where we hold a variable interest but are not the primary beneficiary

Low-income housing tax credit funds

RJTCF does not consolidate the LIHTC Fund VIEs that it determines it is not the primary beneficiary of. Our risk of loss is limited to our investments in, advances to, and receivables due from these funds.

New market tax credit funds

One of our affiliates is the managing member of seven NMTC Funds, and, as discussed in Note 2 on page 122 of our 2013 Form 10-K, this affiliate is not deemed to be the primary beneficiary of these NMTC Funds. These NMTC Funds are therefore not consolidated. Our risk of loss is limited to our receivables due from these funds.

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

Aggregate assets, liabilities and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary, are provided in the table below.

	March 31, 2014			September 30, 2013
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
LIHTC Funds	$2,828,024	$829,589	$20,453	$2,532,457	$762,346	$14,387
NMTC Funds	140,492	147	13	140,499	278	13
Other Real Estate Limited Partnerships and LLCs	28,993	36,016	198	30,240	35,512	212
Total	$2,997,509	$865,752	$20,664	$2,703,196	$798,136	$14,612

VIEs where we hold a variable interest but are not required to consolidate

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

The aggregate assets, liabilities, and our exposure to loss from Managed Funds in which we hold a variable interest as of the dates indicated are provided in the table below:

	March 31, 2014			September 30, 2013
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
Managed Funds	$50,597	$1,343	$91	$56,321	$1,415	$202

Index

NOTE 10 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The following are our goodwill and net identifiable intangible asset balances as of the dates indicated:

	March 31, 2014	September 30, 2013
	(in thousands)
Goodwill	$295,486	$295,486
Identifiable intangible assets, net	62,360	65,978
Total goodwill and identifiable intangible assets, net	$357,846	$361,464

Our goodwill and identified intangible assets result from various acquisitions. See Note 13 on pages 155 - 159 of our 2013 Form 10-K for a discussion of the components of our goodwill balance and additional information regarding our identifiable intangible assets. See the discussion of our intangible assets and goodwill accounting policies in Note 2 on pages 117 - 118 of our 2013 Form 10-K.

Goodwill

The following summarizes our goodwill by segment, along with the activity, as of the dates indicated:

	Three months ended March 31,				Six months ended March 31,
	Segment				Segment
	Private client group	Capital markets		Total	Private client group	Capital markets		Total
	(in thousands)
Fiscal year 2014
Goodwill as of beginning of period	$174,584	$120,902		$295,486	$174,584	$120,902		$295,486
Impairment losses	—	—		—	—	—		—
Goodwill as of end of period	$174,584	$120,902		$295,486	$174,584	$120,902		$295,486

Fiscal year 2013
Goodwill as of beginning of period	$174,584	$127,835		$302,419	$173,317	$126,794		$300,111
Adjustments to prior year additions (1)	—	—		—	1,267	1,041		2,308
Impairment losses	—	(6,933)	(2)	(6,933)	—	(6,933)	(2)	(6,933)
Goodwill as of end of period	$174,584	$120,902		$295,486	$174,584	$120,902		$295,486

(1)
The goodwill adjustment in the prior year period arose from a change in a tax election pertaining to whether assets acquired and liabilities assumed are written-up to fair value for tax purposes. This election is made on an entity-by-entity basis, and during the period indicated our assumption regarding whether we would make such election changed for one of the Morgan Keegan entities we acquired. The offsetting balance associated with this adjustment to goodwill was the net deferred tax asset.

(2)
The impairment expense in the three and six months ended March 31, 2013 is associated with the Raymond James European Securities, S.A.S. (“RJES”) reporting unit. We concluded that the goodwill associated with this reporting unit was completely impaired during such periods. Since we did not own 100% of RJES as of the goodwill impairment testing date, for the three and six month periods ended March 31, 2013 the effect of this impairment expense on the pre-tax income attributable to Raymond James Financial, Inc is approximately $4.6 million, and the portion of the impairment expense attributable to the noncontrolling interests is approximately $2.3 million.

We performed our annual goodwill impairment testing during the quarter ended March 31, 2014, evaluating the balances as of December 31, 2013. We performed a qualitative assessment for each reporting unit that includes an allocation of goodwill to determine whether it is more likely than not that the carrying value of such reporting unit, including the recorded goodwill, is in excess of the fair value of the reporting unit. In any instance in which we are unable to qualitatively conclude that it is more likely than not that the fair value of the reporting unit exceeds the reporting unit carrying value including goodwill, a quantitative analysis of the fair value of the reporting unit would be performed. Based upon the outcome of our qualitative assessment, we determined that no quantitative analysis of the fair value of any reporting unit as of December 31, 2013 was required, and we concluded that none of the goodwill allocated to any of our reporting units as of December 31, 2013 was impaired. No events have occurred since December 31, 2013 that would cause us to update our latest annual impairment testing.

Index

Identifiable intangible assets, net

The following table sets forth our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the periods indicated:

	Segment
	Private client group	Capital markets	Asset management		RJ Bank	Total
	(in thousands)
For the three months ended March 31, 2014
Net identifiable intangible assets as of beginning of period	$9,035	$42,099	$11,996		$1,014	$64,144
Additions	—	—	—		118	118
Amortization expense	(146)	(1,375)	(333)		(48)	(1,902)
Impairment losses	—	—	—		—	—
Net identifiable intangible assets as of end of period	$8,889	$40,724	$11,663		$1,084	$62,360

For the six months ended March 31, 2014
Net identifiable intangible assets as of beginning of period	$9,191	$43,474	$12,329		$984	$65,978
Additions	—	—	—		189	189
Amortization expense	(302)	(2,750)	(666)		(89)	(3,807)
Impairment losses	—	—	—		—	—
Net identifiable intangible assets as of end of period	$8,889	$40,724	$11,663		$1,084	$62,360

For the three months ended March 31, 2013
Net identifiable intangible assets as of beginning of period	$9,664	$49,098	$13,329		$—	$72,091
Additions	—	—	—		—	—
Amortization expense	(162)	(2,208)	(333)		—	(2,703)
Impairment losses	—	—	—		—	—
Net identifiable intangible assets as of end of period	$9,502	$46,890	$12,996		$—	$69,388

For the six months ended March 31, 2013
Net identifiable intangible assets as of beginning of period	$9,829	$51,306	$—		$—	$61,135
Additions	—	—	13,329	(1)	—	13,329
Amortization expense	(327)	(4,416)	(333)		—	(5,076)
Impairment losses	—	—	—		—	—
Net identifiable intangible assets as of end of period	$9,502	$46,890	$12,996		$—	$69,388

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

Identifiable intangible assets by type are presented below:

	March 31, 2014		September 30, 2013
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
	(in thousands)
Customer relationships	$65,957	$(11,281)	$65,957	$(8,663)
Trade name	2,000	(2,000)	2,000	(2,000)
Developed technology	11,000	(4,400)	11,000	(3,300)
Non-compete agreements	1,000	(1,000)	1,000	(1,000)
Mortgage servicing rights	1,274	(190)	1,085	(101)
Total	$81,231	$(18,871)	$81,042	$(15,064)

Index

NOTE 11 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit of RJ Bank. The following table presents a summary of bank deposits including the weighted-average rate:

	March 31, 2014		September 30, 2013
	Balance	Weighted-average rate (1)	Balance	Weighted-average rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$7,109	0.01%	$7,003	0.01%
Demand deposits (non-interest-bearing)	7,484	—	8,555	—
Savings and money market accounts	10,073,260	0.02%	8,966,439	0.02%
Certificates of deposit	326,951	1.90%	313,374	1.96%
Total bank deposits(2)	$10,414,804	0.08%	$9,295,371	0.09%

(1)	Weighted-average rate calculation is based on the actual deposit balances at March 31, 2014 and September 30, 2013, respectively.

(2)	Bank deposits exclude affiliate deposits of approximately $7 million and $6 million at March 31, 2014 and September 30, 2013, respectively.

RJ Bank’s savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”) administered by RJ&A.

Scheduled maturities of certificates of deposit are as follows:

	March 31, 2014		September 30, 2013
	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
	(in thousands)
Three months or less	$4,960	$6,360	$7,343	$8,540
Over three through six months	7,091	8,503	5,908	6,264
Over six through twelve months	18,189	18,701	9,459	13,976
Over one through two years	30,006	33,105	31,123	37,918
Over two through three years	47,875	36,449	33,404	27,873
Over three through four years	19,275	14,875	47,822	35,270
Over four through five years	61,592	19,970	36,574	11,900
Total	$188,988	$137,963	$171,633	$141,741

Interest expense on deposits is summarized as follows:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
	(in thousands)
Certificates of deposit	$1,508	$1,563	$3,056	$3,226
Money market, savings and NOW accounts	431	849	828	1,662
Total interest expense on deposits	$1,939	$2,412	$3,884	$4,888

Index

NOTE 12 – OTHER BORROWINGS

The following table details the components of other borrowings:

	March 31, 2014	September 30, 2013
	(in thousands)
Other borrowings:
Borrowings on secured lines of credit (1)	$78,517	$84,076
Borrowings on unsecured lines of credit (2)	—	—
Total other borrowings	$78,517	$84,076

(1)
Other than a $5 million borrowing outstanding on the Regions Credit Facility (as hereinafter defined) as of March 31, 2014, any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.

A subsidiary of RJF (the “Borrower”) is a party to a Revolving Credit Agreement (the “Regions Credit Facility”) with Regions Bank, an Alabama banking corporation (the “Lender”). The Regions Credit Facility provides for a revolving line of credit from the Lender to the Borrower and is subject to a guarantee in favor of the Lender provided by RJF. The proceeds from any borrowings under the line are used for working capital and general corporate purposes. The obligations under the Regions Credit Facility are secured by, subject to certain exceptions, all of the present and future ARS owned by the Borrower (the “Pledged ARS”). The amount of any borrowing under the Regions Credit Facility cannot exceed the lesser of 70% of the value of the Pledged ARS, or $100 million. The maximum amount available to borrow was $100 million and the outstanding borrowings were $5 million as of March 31, 2014. The Regions Credit Facility bears interest at a variable rate which is 2.75% over LIBOR. The facility expires on April 2, 2015.

(2)	Any borrowings on unsecured lines of credit are day-to-day and are generally utilized for cash management purposes.

RJ Bank had no advances outstanding from the Federal Home Loan Bank of Atlanta (“FHLB”) as of either March 31, 2014 or September 30, 2013.

There were other collateralized financings outstanding in the amount of $378 million and $301 million as of March 31, 2014 and September 30, 2013, respectively. These other collateralized financings are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities. See Note 14 for additional information regarding offsetting asset and liability balances.

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

Either Raymond James Financial Products, LLC or Raymond James Capital Services, LLC (collectively the Raymond James matched book swap subsidiaries or “RJSS”) enter into derivative transactions (primarily interest rate swaps) with customers. In these activities, we do not use derivative instruments for trading or hedging purposes. For every derivative transaction RJSS enters into with a customer, RJSS enters into an offsetting transaction, on terms that mirror the customer transaction, with a credit support provider which is a third party financial institution. Due to this “pass-through” transaction structure, RJSS has completely mitigated the market and credit risk related to these derivative contracts. Therefore, the ultimate credit and market risk resides with the third party financial institution. RJSS only has credit risk related to its uncollected derivative transaction fee revenues. As a result of

Index

the structure of these transactions, we refer to the derivative contracts we enter into as a result of these operations as our offsetting “matched book” derivative operations (the “Offsetting Matched Book Derivatives Operations”).

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

The receivable for uncollected derivative transaction fee revenues of RJSS is $8 million at March 31, 2014 and September 30, 2013, and is included in other receivables on our Condensed Consolidated Statements of Financial Condition.

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

Description of the collateral we hold related to derivative contracts

Where permitted, we elect to net-by-counterparty certain derivative contracts entered into in our OTC Derivatives Operations and by RJ Bank’s U.S. subsidiaries.  Certain of these contracts contain a legally enforceable master netting arrangement that allows for netting of all derivative transactions with each counterparty and, therefore, the fair value of those derivative contracts are netted by counterparty in the Condensed Consolidated Statements of Financial Condition.  The credit support annex related to the interest rate swaps and certain forward foreign exchange contracts allows parties to the master agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  We accept collateral in the form of cash or other marketable securities.  As we elect to net-by-counterparty the fair value of derivative contracts arising from our OTC Derivatives Operations, we also net-by-counterparty any cash collateral exchanged as part of those derivative agreements. Refer to Note 14 for additional information regarding offsetting asset and liability balances.

This cash collateral is recorded net-by-counterparty at the related fair value.  The cash collateral included in the net fair value of all open derivative asset positions arising from our OTC Derivatives Operations aggregates to a net liability of $9 million and $13 million at March 31, 2014 and September 30, 2013, respectively.  The cash collateral included in the net fair value of all open derivative liability positions from our OTC Derivatives Operations aggregates to a net asset of $14 million and $22 million at March 31, 2014 and September 30, 2013, respectively.  Our maximum loss exposure under the interest rate swap contracts arising from our OTC Derivatives Operations at March 31, 2014 is $25 million.

RJ Bank provides to counterparties for the benefit of its U.S. subsidiaries, a guarantee of payment in the event of the subsidiaries’ default under forward foreign exchange contracts.  Due to this RJ Bank guarantee and the short-term nature of these derivatives, RJ Bank’s U.S. subsidiaries are not required to post collateral and do not receive collateral with respect to certain derivative contracts with the respective counterparties.  RJ Bank’s maximum loss exposure under the forward foreign exchange contracts at March 31, 2014 is approximately $1 million.

Index

Derivative balances included in our financial statements

See the table below for the notional and fair value amounts of both the asset and liability derivatives.

	Asset derivatives
	March 31, 2014			September 30, 2013
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other assets	$92,175	$146	Prepaid expenses and other assets	$—	$—
Derivatives not designated as hedging instruments:
Interest rate contracts (2)	Trading instruments	$2,546,517	$84,607	Trading instruments	$2,407,387	$89,633
Interest rate contracts (3)	Derivative instruments associated with offsetting matched book positions	$2,190,008	$289,271	Derivative instruments associated with offsetting matched book positions	$1,944,408	$250,341

	Liability derivatives
	March 31, 2014			September 30, 2013
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Trade and other payables	$524,469	$528	Trade and other payables	$655,828	$637
Derivatives not designated as hedging instruments:
Interest rate contracts (2)	Trading instruments sold	$2,134,039	$69,999	Trading instruments sold	$2,420,531	$74,920
Interest rate contracts (3)	Derivative instruments associated with offsetting matched book positions	$2,190,008	$289,271	Derivative instruments associated with offsetting matched book positions	$1,944,408	$250,341
Forward foreign exchange contracts	Trade and other payables	$106,558	$134	Trade and other payables	$79,588	$77

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

Gains recognized on forward foreign exchange derivatives in AOCI totaled $14.4 million and $26 million, net of income taxes, for the three and six months ended March 31, 2014, respectively (see Note 17 for additional information).  There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the three and six months ended March 31, 2014.

Gains recognized on forward foreign exchange derivatives in AOCI totaled $6.8 million and $9.8 million, net of income taxes, for the three and six months ended March 31, 2013, respectively.  There was no hedge ineffectiveness and no components of

Index

derivative gains or losses were excluded from the assessment of hedge effectiveness for the three and six months ended March 31, 2013.

The table below sets forth the impact of the derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income and Comprehensive Income:

		Amount of gain (loss) on derivatives recognized in income
		Three months ended March 31,		Six months ended March 31,
	Location of gain (loss) recognized on derivatives in the Condensed Consolidated Statements of Income and Comprehensive Income	2014	2013	2014	2013
		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts (1)	Net trading (loss) profit	$(70)	$303	$579	$497
Interest rate contracts (2)	Other revenues	$651	$213	$671	$403
Forward foreign exchange contracts	Other revenues	$2,530	$625	$4,811	$999

(1)	These contracts arise from our OTC Derivatives Operations.

(2)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

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

Certain of the derivative instruments arising from our OTC Derivatives Operations and from RJ Bank’s forward foreign exchange contracts contain provisions that require our debt to maintain an investment grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment grade, we would be in breach of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at March 31, 2014 is $3.5 million, for which we have posted collateral of $3.3 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2014, we would have been required to post an additional $200 thousand of collateral to our counterparties.

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

Index

NOTE 14 – DISCLOSURE OF OFFSETTING ASSETS AND LIABILITIES

The following table presents information about the financial and derivative instruments that are offset or subject to an enforceable master netting arrangement or other similar agreement as of the dates indicated:

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Statement of Financial Condition	Net amounts presented in the Statement of Financial Condition	Financial instruments		Cash collateral received (paid)	Net amount
	(in thousands)
As of March 31, 2014:
Assets
Securities purchased under agreements to resell and other collateralized financings	$637,486	$—	$637,486	$(659,039)		$—	$(21,553)
Derivatives - interest rate contracts(1)	84,607	(59,938)	24,669	(6,240)		—	18,429
Derivative instruments associated with offsetting matched book positions	289,271	—	289,271	(289,271)	(2)	—	—
Derivatives - forward foreign exchange contracts	146	—	146	—		—	146
Stock borrowed	185,868	—	185,868	—		(182,215)	3,653
Total assets	$1,197,378	$(59,938)	$1,137,440	$(954,550)		$(182,215)	$675
Liabilities
Securities sold under agreements to repurchase	$(377,677)	$—	$(377,677)	$393,159		$—	$15,482
Derivatives - interest rate contracts(1)	(69,999)	64,171	(5,828)	—		—	(5,828)
Derivative instruments associated with offsetting matched book positions	(289,271)	—	(289,271)	289,271	(2)	—	—
Derivatives - forward foreign exchange contracts(3)	(662)	—	(662)	—		—	(662)
Stock loaned	(432,223)	—	(432,223)	—		421,321	(10,902)
Total liabilities	$(1,169,832)	$64,171	$(1,105,661)	$682,430		$421,321	$(1,910)

As of September 30, 2013:
Assets
Securities purchased under agreements to resell and other collateralized financings	$709,120	$—	$709,120	$(725,935)		$—	$(16,815)
Derivatives - interest rate contracts(1)	89,633	(61,524)	28,109	(6,409)		—	21,700
Derivative instruments associated with offsetting matched book positions	250,341	—	250,341	(250,341)	(2)	—	—
Stock borrowed	146,749	—	146,749	—		(143,108)	3,641
Total assets	$1,195,843	$(61,524)	$1,134,319	$(982,685)		$(143,108)	$8,526
Liabilities
Securities sold under agreements to repurchase	$(300,933)	$—	$(300,933)	$313,548		$—	$12,615
Derivatives - interest rate contracts(1)	(74,920)	69,279	(5,641)	—		—	(5,641)
Derivative instruments associated with offsetting matched book positions	(250,341)	—	(250,341)	250,341	(2)	—	—
Derivatives - forward foreign exchange contracts(3)	(714)	—	(714)	—		—	(714)
Stock loaned	(354,377)	—	(354,377)	—		342,096	(12,281)
Total liabilities	$(981,285)	$69,279	$(912,006)	$563,889		$342,096	$(6,021)

The text of the footnotes in the above table are on the following page.

Index

The text of the footnotes to the table on the previous page are as follows:

(1)	Derivatives - interest rate contracts are included in Trading instruments on our condensed consolidated statements of financial condition. See Note 13 for additional information.

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

For financial statement purposes, we do not offset our repurchase agreements or securities borrowing, securities lending transactions and certain of our derivative instruments because the conditions for netting as specified by GAAP are not met. Our repurchase agreements, securities borrowing and securities lending transactions, and certain of our derivative instruments, are transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. Although not offset on the condensed consolidated statements of financial position, these transactions are included in the preceding table.

NOTE 15 – INCOME TAXES

For discussion of income tax matters, see Note 2 on page 120, and Note 19 on pages 167-169, of our 2013 Form 10-K.

For the three months ended March 31, 2014, our effective income tax rate was 36.8%, which is higher than the 34.9% effective tax rate for fiscal year 2013. The fiscal year 2013 effective tax rate was favorably impacted by a reversal of deferred taxes provided on foreign earnings, which reduced the rate by 1.9%. This reversal will not recur in fiscal year 2014.

For the six months ended March 31, 2014, our effective income tax rate was 35.8% , which is higher than the 34.9% effective tax rate for fiscal year 2013. Partially offsetting the impact of the prior year reversal of deferred taxes provided on foreign taxes described above, the current year-to-date effective tax rate benefited from the first quarter fiscal year 2014 recognition of prior year state tax refunds which resulted from a change in our state tax filing position.

As of March 31, 2014, we have not experienced significant changes in our unrecognized tax benefits balances from September 30, 2013.

NOTE 16 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

In the normal course of business we enter into underwriting commitments. As of March 31, 2014, RJ&A had no open transactions involving such commitments.  Transactions of RJ Ltd. involving such commitments that were recorded and open at March 31, 2014 were approximately $41 million in Canadian currency (“CDN”).

We utilize client marginable securities to satisfy deposits with clearing organizations. At March 31, 2014, we had client margin securities valued at $182 million pledged with a clearing organization to meet our requirement of $122 million.

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers, primarily for recruiting and/or retention purposes (see Note 2 on page 112 of our 2013 Form 10-K for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us and, in most circumstances, require them to meet certain production requirements.  As of March 31, 2014, we had made commitments, to either prospects that had accepted our offer, or recently recruited producers, of approximately $32.8 million that had not yet been funded.

As of March 31, 2014, RJ Bank had not settled purchases of $133.6 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

On October 9, 2013, RJ Bank entered into a forward-starting advance transaction with the FHLB to borrow $25 million on October 13, 2015. Once funded, this borrowing will bear interest at the rate of 3.4% and will mature on October 13, 2020.

Index

See Note 21 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments, such as standby letters of credit and loan purchases.

We have committed a total of $126.6 million, in amounts ranging from $200 thousand to $29.7 million, to 50 different independent venture capital or private equity partnerships. As of March 31, 2014, we have invested $98.9 million of the committed amounts and have received $72.7 million in distributions.  We also control the general partner in seven internally-sponsored private equity limited partnerships, to which we have committed $69.6 million.  As of March 31, 2014, we have invested $48.9 million of the committed amounts and have received $46.2 million in distributions.

RJF has committed to lend to RJTCF, or to guarantee obligations in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities, in amounts aggregating up to $150 million upon request, subject to certain limitations and to annual review and renewal. At March 31, 2014, RJTCF has $32 million in outstanding cash borrowings and $38.4 million in unfunded commitments outstanding against this commitment. RJTCF borrows from RJF in order to make investments in, or fund loans or advances to, either partnerships that purchase and develop properties qualifying for tax credits (“Project Partnerships”) or LIHTC Funds. Investments in Project Partnerships are sold to various LIHTC Funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in Project Partnerships to LIHTC Funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to Project Partnerships, and LIHTC Funds.

A subsidiary of RJ Bank has committed $31.8 million as an investor member in a low-income housing tax credit fund in which a subsidiary of RJTCF is the managing member. As of March 31, 2014, the RJ Bank subsidiary has invested $12 million of the committed amount.

RJ Bank has a committed limited partner investment of $3 million to a limited partnership, $735 thousand of this committed amount has been invested as of March 31, 2014.

At March 31, 2014, the approximate market values of collateral received that we can repledge were:

Sources of collateral
(in thousands)
Securities purchased under agreements to resell and other collateralized financings	$659,039
Securities received in securities borrowed vs. cash transactions	182,215
Collateral received for margin loans	1,550,603
Securities received as collateral related to derivative contracts	6,240
Total	$2,398,097

Certain collateral was repledged. At March 31, 2014, the approximate market values of this portion of collateral and financial instruments that we own and pledged were:

Uses of collateral and trading securities
(in thousands)
Securities sold under agreements to repurchase	$393,159
Securities delivered in securities loaned vs. cash transactions	421,321
Securities pledged as collateral under secured borrowing arrangements	100,184
Collateral used for deposits at clearing organizations	201,272
Total	$1,115,936

Refer to Note 14 for additional information regarding offsetting asset and liability balances related to certain of the collateral balances reflected in the tables above.

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA MBS.  The MBS securities are issued on behalf of various state and local housing finance agencies (“HFA”) and consist of the mortgages originated through their lending programs.  RJ&A’s forward GNMA MBS purchase commitment arises at the time of the loan reservation for a borrower in the HFA lending program (these loan reservations fix the terms of the mortgage, including the interest rate and maximum principal amount).  The underlying terms of the GNMA MBS purchase, including the price for the MBS security (which is dependent upon the interest rates associated with the underlying mortgages) are also fixed at loan reservation.  At March 31, 2014, RJ&A had approximately $228 million principal amount of outstanding forward MBS purchase commitments

Index

which are expected to be purchased over the following 90 days.  Upon acquisition of the MBS security, RJ&A typically sells such security in open market transactions as part of its fixed income operations.  Given that the actual principal amount of the MBS security is not fixed and determinable at the date of RJ&A’s commitment to purchase, these forward MBS purchase commitments do not meet the definition of a “derivative instrument.”  In order to hedge the market interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into to be announced (“TBA”) security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future.  These TBA securities are accounted for at fair value and are included in Agency MBS securities in the table of assets and liabilities measured at fair value included in Note 5, and at March 31, 2014 aggregate to a net asset having a fair value of $1 million.  The estimated fair value of the purchase commitment is a relatively insignificant liability balance as of March 31, 2014.

As a result of extensive regulation of financial holding companies, banks, broker-dealers and investment advisory entities, RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations. The reviews can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censure to fines and, in serious cases, temporary or permanent suspension from conducting business. In addition, regulatory agencies and self-regulatory organizations institute investigations from time to time into industry practices, which can also result in the imposition of sanctions. See Note 20 for additional information regarding regulatory capital requirements applicable to RJF and certain of its broker-dealer subsidiaries.

Guarantees

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At March 31, 2014, the exposure under these guarantees is $4.3 million, which was underwritten as part of RJ Bank’s corporate credit relationship with such borrowers.  The outstanding interest rate swaps at March 31, 2014 have maturities ranging from August 2014 through May 2019.  RJ Bank records an estimated reserve for its credit risk associated with the guarantee of these client swaps, which was insignificant as of March 31, 2014.  The estimated total potential exposure under these guarantees is $7.4 million at March 31, 2014.

RJ Bank guarantees the forward foreign exchange contract obligations of its U.S. subsidiaries.  See Note 13 for additional information regarding these derivatives.

RJF guarantees interest rate swap obligations of RJ Cap Services. See Note 13 for additional information regarding interest rate swaps.

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At March 31, 2014, there were no such outstanding performance guarantees.

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

RJF has guaranteed the Borrower’s performance under the Regions Credit Facility.  See further discussion in Note 12.

RJF guarantees the existing mortgage debt of RJ&A of approximately $43.8 million.

Our U.S. broker-dealer subsidiaries are required by federal law to be members of the Securities Investors Protection Corporation (“SIPC”). The SIPC fund provides protection for securities held in customer accounts up to $500 thousand per customer, with a limitation of $250 thousand on claims for cash balances. We have purchased excess SIPC coverage through various syndicates of Lloyd’s (the “Excess SIPC Insurer”). For RJ&A, our clearing broker-dealer, the additional protection currently provided has an aggregate firm limit of $750 million, including a sub-limit of $1.9 million per customer for cash above basic SIPC. Account protection applies when a SIPC member fails financially and is unable to meet obligations to clients. This coverage does not protect against market fluctuations. RJF has provided an indemnity to the Excess SIPC Insurer against any and all losses they may incur associated with the excess SIPC policies.

RJTCF issues certain guarantees to various third parties related to Project Partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations, which aggregate to approximately $1.7 million as of March 31, 2014.

Index

RJF has guaranteed RJTCF’s performance to various third parties on certain obligations arising from RJTCF’s sale and/or transfer of units in one of its fund offerings (“Fund 34”).  Under such arrangements, RJTCF has provided either: (1) certain specific performance guarantees, including a provision whereby in certain circumstances, RJTCF will refund a portion of the investors’ capital contribution, or (2) a guaranteed return on their investment.  Under the terms of the performance guarantees, neither RJF nor RJTCF have any further obligations.  Further, based upon its most recent projections and performance of Fund 34, RJTCF does not anticipate that any future payments will be owed to these third parties under the guarantee of the return on investment. Under the guarantee of returns, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits over the next eight years, RJTCF is obligated to provide the investor with a specified return.  A $32.3 million financing asset is included in prepaid expenses and other assets, and a related $32.3 million liability is included in trade and other payables on our Condensed Consolidated Statements of Financial Condition as of March 31, 2014. The maximum exposure to loss under this guarantee is approximately $35.5 million at March 31, 2014, which represents the undiscounted future payments due to investors.

Legal matter contingencies

Indemnification from Regions

On the Closing Date RJF completed its acquisition of all of the issued and outstanding shares of Morgan Keegan. The terms of the stock purchase agreement provide that Regions will indemnify RJF for losses incurred in connection with legal proceedings pending as of the closing date or commenced after the closing date and related to pre-closing matters, as well as any cost of defense pertaining thereto (see Note 3 on page 124 of our 2013 Form 10-K for a discussion of the indemnifications provided to RJF by Regions). All of the Morgan Keegan matters described below are subject to such indemnification provisions. Management estimates the range of potential liability of all such matters subject to indemnification, including the cost of defense, to be from $25 million to $200 million. Any loss arising from such matters, after consideration of the applicable annual deductible, if any, will be borne by Regions. As of March 31, 2014, a receivable from Regions of approximately $1 million is included in other receivables, an indemnification asset of approximately $161 million is included in other assets, and a liability for potential losses of approximately $159 million is included within trade and other payables, all of which are reflected on our Condensed Consolidated Statements of Financial Condition pertaining to the matters described below and the related indemnification from Regions. The amount included within trade and other payables is the amount within the range of potential liability related to such matters which management estimates is more likely than any other amount within such range.

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

Index

The states of Missouri and Texas are investigating alleged securities law violations by MK & Co. in the underwriting and sale of certain municipal bonds. An enforcement action was brought by the Missouri Secretary of State in April 2013, seeking monetary penalties and other relief. In November 2013, the state dismissed this enforcement action and refiled the same claims as a civil action in the Circuit Court for Boone County, Missouri. Civil actions were brought by certain investors of the bonds beginning in March 2012, seeking a return of their investment and unspecified compensatory and punitive damages. A putative, but currently uncertified class action was brought on behalf of purchasers of the bonds on September 4, 2012, seeking unspecified compensatory and punitive damages. These actions are in various stages of litigation, with the putative class action set for trial in September 2014. These matters are subject to the indemnification agreement with Regions.

Prior to the Closing Date, Morgan Keegan was involved in other litigation arising in the normal course of its business. On all such matters, RJF is subject to indemnification from Regions pursuant to the terms of the stock purchase agreement as summarized above.

Other matters

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as other corporate litigation. We are contesting the allegations in these cases and believe that there are meritorious defenses in each of these lawsuits and arbitrations. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. Refer to Note 2 on page 118 of our 2013 Form 10-K for a discussion of our criteria for establishing a range of possible loss related to such matters.  Excluding any amounts subject to indemnification from Regions related to pre-Closing Date Morgan Keegan matters discussed above, as of March 31, 2014, management currently estimates the aggregate range of possible loss is from $0 to an amount of up to $7 million in excess of the accrued liability (if any) related to these matters.  In the opinion of management, based on current available information, review with outside legal counsel, and consideration of the accrued liability amounts provided for in the accompanying condensed consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

Index

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income

The following table presents the after-tax changes in each component of accumulated other comprehensive income for the three and six months ended March 31, 2014:

	Three months ended March 31, 2014			Six months ended March 31, 2014
	Unrealized loss on available for sale securities	Net currency translations and net investment hedges (1)	Total	Unrealized loss on available for sale securities	Net currency translations and net investment hedges (1)	Total
	(in thousands)

Accumulated other comprehensive (loss) income as of the beginning of the period	$(182)	$5,727	$5,545	$(1,276)	$12,002	$10,726
Other comprehensive income (loss) before reclassifications	3,506	(10,261)	(6,755)	6,870	(16,536)	(9,666)
Amounts reclassified from accumulated other comprehensive income	(24)	—	(24)	(2,294)	—	(2,294)
Net other comprehensive income (loss) for the period	3,482	(10,261)	(6,779)	4,576	(16,536)	(11,960)
Accumulated other comprehensive (loss) as of the end of the period	$3,300	$(4,534)	$(1,234)	$3,300	$(4,534)	$(1,234)

(1)
Includes net gains (losses) recognized on forward foreign exchange derivatives associated with hedges of RJ Bank’s foreign currency exposure due to it’s non-U.S. dollar net investments (see Note 13 for additional information on these derivatives).

Reclassifications out of AOCI

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive income during the three and six months ended March 31, 2014:

Accumulated other comprehensive income components:	Increase (decrease) in amounts reclassified from accumulated other comprehensive income		Affected line items in income statement
	Three months ended March 31, 2014	Six months ended March 31, 2014
	(in thousands)
Available for sale securities: (1)
Auction rate securities (2)	$(39)	$(3,758)	Other revenue
RJ Bank available for sale securities	—	27	Other revenue
	(39)	(3,731)	Total before tax
	15	1,437	Provision for income taxes
Total reclassifications for the period	$(24)	$(2,294)	Net of tax

(1)	See Note 7 for additional information regarding the available for sale securities, and Note 5 for additional fair value information regarding these securities.

(2)
For the three and six months ended March 31, 2014, other revenues include realized gains on the redemption or sale of ARS in the amount of $107 thousand and $5.6 million, respectively (see Note 7 for further information). The amounts presented in the table represent the reversal out of AOCI associated with such ARS’ redeemed or sold. The net of such realized gain and this reversal out of AOCI represents the net effect of such redemptions and sales activities on other comprehensive income (“OCI”) for each respective period, on a pre-tax basis.

All of the components of other comprehensive income (loss) described above, net of tax, are attributable to RJF.

Index

NOTE 18 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
	(in thousands)
Interest income:
Margin balances	$16,628	$14,940	$34,415	$31,104
Assets segregated pursuant to regulations and other segregated assets	3,558	4,353	8,188	8,439
Bank loans, net of unearned income	83,639	84,603	164,848	171,913
Available for sale securities	1,655	1,987	3,578	4,204
Trading instruments	4,615	5,110	9,143	10,960
Stock loan	2,809	1,951	4,682	3,342
Loans to financial advisors	1,647	1,792	3,303	3,152
Corporate cash and all other	3,842	3,296	7,329	8,044
Total interest income	$118,393	$118,032	$235,486	$241,158

Interest expense:
Brokerage client liabilities	$286	$591	$717	$1,140
Retail bank deposits	1,939	2,412	3,884	4,888
Trading instruments sold but not yet purchased	1,255	971	2,123	1,768
Stock borrow	814	608	1,306	1,112
Borrowed funds	876	1,353	1,848	2,667
Senior notes	19,010	19,028	38,020	38,094
Interest expense of consolidated VIEs	797	1,063	1,584	2,112
Other	1,003	1,177	1,870	3,443
Total interest expense	25,980	27,203	51,352	55,224
Net interest income	92,413	90,829	184,134	185,934
Less: provision for loan losses	(1,979)	(3,737)	(3,615)	(6,660)
Net interest income after provision for loan losses	$90,434	$87,092	$180,519	$179,274

NOTE 19 – SHARE-BASED COMPENSATION

We maintain one share-based compensation plan for our employees, directors and non-employees (comprised of independent contractor financial advisors) the 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan permits us to grant share-based and cash-based awards designed to be exempt from the limitation on deductible compensation under Section 162(m) of the Internal Revenue Code. In our 2013 Form 10-K, our share-based compensation accounting policies are described in Note 2 on page 119.  Other information relating to our employee and Board of Director share-based awards are outlined in our 2013 Form 10-K in Note 23, on pages 175 – 179, while Note 24 on pages 179 – 181 discusses our non-employee share-based awards.  For purposes of this report, we have combined our presentation of both our employee and director share-based awards with our non-employee share-based awards

Stock option awards

Expense and income tax benefits related to our stock option awards granted to employees, directors and independent contractor financial advisors are presented below:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
	(in thousands)
Total share-based expense	$3,128	$3,149	$6,861	$6,397
Income tax benefits related to share-based expense	483	600	1,278	995

For the six months ended March 31, 2014, we realized $789 thousand of excess tax benefits related to our stock option awards.

Index

During the three months ended March 31, 2014, we granted 10,100 stock options to employees and 5,625 stock options to our independent contractor financial advisors. During the six months ended March 31, 2014, we granted 944,050 stock options to employees and 61,125 stock options to our independent contractor financial advisors. During the three and six months ended March 31, 2014, no stock options were granted to outside directors.

Unrecognized pre-tax expense for stock option awards granted to employees, directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of March 31, 2014, are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average period
	(in thousands)	(in years)
Employees and directors	$24,934	3.5
Independent contractor financial advisors	2,249	3.6

The weighted-average grant-date fair value of stock option awards to employees for the three and six months ended March 31, 2014 were $17.83 and $16.19, respectively.

The fair value of each option awarded to our independent contractor financial advisors is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model.  The weighted-average fair value for unvested options granted to independent contractor financial advisors as of March 31, 2014 was $26.50.

Restricted stock and restricted stock unit awards

Expense and income tax benefits related to our restricted equity awards (which include restricted stock and restricted stock units) granted to employees, directors and independent contractor financial advisors are presented below:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
	(in thousands)
Total share-based expense	$12,422	$11,908	$29,057	$25,952
Income tax benefits related to share-based expense	4,304	3,975	10,220	8,895

For the six months ended March 31, 2014, we realized $6.1 million of excess tax benefits related to our restricted equity awards.

During the three months ended March 31, 2014, we granted 41,031 restricted stock units to employees and 16,900 restricted stock units to outside directors.  During the six months ended March 31, 2014, we granted 964,320 restricted stock units to employees and 16,900 restricted stock units to outside directors. We granted no restricted stock units to independent contractor financial advisors during the three and six months ended March 31, 2014.

Unrecognized pre-tax expense for restricted equity awards granted to employees, directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of March 31, 2014, are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average period
	(in thousands)	(in years)
Employees and directors	$106,166	2.9
Independent contractor financial advisors	209	1.6

The weighted-average grant-date fair value of restricted stock unit awards granted to employees and outside directors for the three and six months ended March 31, 2014 were $52.25 and $48.66, respectively.

The fair value of each restricted equity awards to our independent contractor financial advisors is computed on the date of grant and periodically revalued at the current stock price.  The fair value for unvested restricted equity awards granted to independent contractor financial advisors as of March 31, 2014 was $55.93.

Index

NOTE 20 – REGULATIONS AND CAPITAL REQUIREMENTS

For a discussion of the various regulations and capital requirements applicable to certain of our businesses and subsidiaries, see Note 25 on pages 181-184 of our 2013 Form 10-K.

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

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJF as of March 31, 2014:
Total capital (to risk-weighted assets)	$3,681,595	20.0%	$1,472,638	8.0%	$1,840,798	10.0%
Tier I capital (to risk-weighted assets)	3,525,748	19.1%	738,377	4.0%	1,107,565	6.0%
Tier I capital (to adjusted assets)	3,525,748	15.8%	892,594	4.0%	1,115,743	5.0%

RJF as of September 30, 2013:
Total capital (to risk-weighted assets)	$3,445,136	19.8%	$1,391,974	8.0%	$1,739,968	10.0%
Tier I capital (to risk-weighted assets)	3,294,595	18.9%	697,269	4.0%	1,045,903	6.0%
Tier I capital (to adjusted assets)	3,294,595	14.5%	908,854	4.0%	1,136,067	5.0%

The increase in RJF’s Total capital (to risk-weighted assets) and Tier I capital (to risk-weighted assets) at March 31, 2014 compared to September 30, 2013 was the result of positive earnings during the six month period ended March 31, 2014 offset by an increase in corporate loans. The increase in RJF’s Tier I capital (to adjusted assets) ratio at March 31, 2014 compared to September 30, 2013 was primarily due to earnings during the six month period ended March 31, 2014 as well as a decrease in average segregated assets offset by an increase in average corporate loans.

Index

To be categorized as “well capitalized,” RJ Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJ Bank as of March 31, 2014:
Total capital (to risk-weighted assets)	$1,342,360	12.5%	$859,461	8.0%	$1,074,327	10.0%
Tier I capital (to risk-weighted assets)	1,207,652	11.2%	429,731	4.0%	644,596	6.0%
Tier I capital (to adjusted assets)	1,207,652	10.4%	463,755	4.0%	579,693	5.0%

RJ Bank as of September 30, 2013:
Total capital (to risk-weighted assets)	$1,234,268	13.0%	$758,996	8.0%	$948,745	10.0%
Tier I capital (to risk-weighted assets)	1,115,113	11.8%	379,498	4.0%	569,247	6.0%
Tier I capital (to adjusted assets)	1,115,113	10.4%	430,154	4.0%	537,692	5.0%

The decrease in RJ Bank’s Total capital (to risk-weighted assets) ratio and Tier I capital (to risk-weighted assets) ratio at March 31, 2014 compared to September 30, 2013 was primarily due to corporate loan growth during the six month period ended March 31, 2014.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934.

The net capital position of our wholly owned broker-dealer subsidiary RJ&A is as follows:

	As of
	March 31, 2014	September 30, 2013
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	28.44%	23.14%
Net capital	$508,221	$435,343
Less: required net capital	(35,740)	(37,625)
Excess net capital	$472,481	$397,718

The net capital position of our wholly owned broker-dealer subsidiary RJFS is as follows:

	As of
	March 31, 2014	September 30, 2013
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$18,584	$18,103
Less: required net capital	(250)	(250)
Excess net capital	$18,334	$17,853

Index

The risk adjusted capital of RJ Ltd. is as follows (in Canadian dollars):

	As of
	March 31, 2014	September 30, 2013
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$100,379	$52,777
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$100,129	$52,527

At March 31, 2014, all of our other active regulated domestic and international subsidiaries are in compliance with and met all capital requirements.

NOTE 21 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

For a discussion of our financial instruments with off-balance-sheet risk, see Note 26 on pages 184 - 186 of our 2013 Form 10-K.

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

March 31, 2014
(in thousands)
Standby letters of credit	$107,515
Open end consumer lines of credit	1,135,117
Commercial lines of credit	1,795,685
Unfunded loan commitments	210,999

Because many lending commitments expire without being funded in whole or part, the contract amounts are not estimates of RJ Bank’s actual future credit exposure or future liquidity requirements. RJ Bank maintains a reserve to provide for potential losses related to the unfunded lending commitments. See Note 8 for further discussion of this reserve for unfunded lending commitments.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of March 31, 2014, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $4 million and CDN $10.3 million, respectively. RJ Bank is also subject to foreign exchange risk related to its net investment in a Canadian subsidiary. See Note 13 for information regarding how RJ Bank utilizes net investment hedges to mitigate a significant portion of this risk.

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

Index

NOTE 22 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$104,560	$79,960	$221,193	$165,834
Less allocation of earnings and dividends to participating securities (1)	(656)	(908)	(1,530)	(2,107)
Net income attributable to RJF common shareholders	$103,904	$79,052	$219,663	$163,727

Income for diluted earnings per common share:
Net income attributable to RJF	$104,560	$79,960	$221,193	$165,834
Less allocation of earnings and dividends to participating securities (1)	(642)	(894)	(1,500)	(2,078)
Net income attributable to RJF common shareholders	$103,918	$79,066	$219,693	$163,756

Common shares:
Average common shares in basic computation	139,888	137,817	139,498	137,156
Dilutive effect of outstanding stock options and certain restricted stock units	3,748	2,905	3,567	2,513
Average common shares used in diluted computation	143,636	140,722	143,065	139,669

Earnings per common share:
Basic	$0.74	$0.57	$1.57	$1.19
Diluted	$0.72	$0.56	$1.54	$1.17
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	228	108	527	387

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities.  Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 896 thousand and 1.6 million for the three months ended March 31, 2014 and 2013, respectively. Participating securities amounted to weighted-average shares of 976 thousand and 1.8 million for the six months ended March 31, 2014 and 2013, respectively. Dividends paid to participating securities amounted to $133 thousand and $212 thousand for the three months ended March 31, 2014 and 2013, respectively.  Dividends paid to participating securities amounted to $286 thousand and $465 thousand for the six months ended March 31, 2014 and 2013, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are as follows:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Dividends per common share - declared	$0.16	$0.14	$0.32	$0.28
Dividends per common share - paid	$0.16	$0.14	$0.30	$0.27

NOTE 23 – SEGMENT ANALYSIS

We currently operate through the following five business segments: “Private Client Group;” “Capital Markets;” “Asset Management;” RJ Bank; and our “Other” segment, which includes our principal capital and private equity activities as well as various corporate overhead costs of RJF including the interest cost on our public debt and the acquisition and integration costs associated with our acquisitions, most significantly Morgan Keegan.  The business segments are based upon factors such as the

Index

services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. For a further discussion of our business segments, see Note 28 on pages 187 - 190 of our 2013 Form 10-K.

Information concerning operations in these segments of business is as follows:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
	(in thousands)
Revenues:
Private Client Group	$814,668	$728,822	$1,593,864	$1,443,124
Capital Markets	228,139	228,981	473,132	484,054
Asset Management	87,534	69,541	183,550	135,170
RJ Bank	87,157	89,821	171,030	181,871
Other	3,982	70,062	24,071	95,521
Intersegment eliminations	(16,855)	(16,929)	(32,248)	(31,933)
Total revenues(1)	$1,204,625	$1,170,298	$2,413,399	$2,307,807

Income (loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$77,115	$53,584	$148,625	$107,034
Capital Markets	29,571	16,389	63,016	45,642
Asset Management	29,864	20,860	61,700	41,803
RJ Bank	56,798	64,276	113,856	132,219
Other (2)	(27,884)	(24,092)	(42,809)	(56,534)
Pre-tax income excluding noncontrolling interests	165,464	131,017	344,388	270,164
Add: net (loss) income attributable to noncontrolling interests	(12,465)	28,286	(12,577)	36,306
Income including noncontrolling interests and before provision for income taxes	$152,999	$159,303	$331,811	$306,470

(1)	No individual client accounted for more than ten percent of total revenues in any of the periods presented.

(2)
For the three and six months ended March 31, 2013, the Other segment includes acquisition related expenses pertaining to our acquisitions (primarily related to our Morgan Keegan acquisition, see Note 1 for additional information) in the amount of $20.9 million and $38.3 million, respectively. For the three and six months ended March 31, 2014, acquisition related expenses are no longer material for separate disclosure as our Morgan Keegan integration activities were substantially complete as of September 30, 2013.

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
	(in thousands)
Net interest income (expense):
Private Client Group	$22,136	$21,030	$45,586	$42,592
Capital Markets	1,414	1,128	3,262	3,226
Asset Management	12	14	41	38
RJ Bank	84,527	85,197	166,641	172,943
Other	(15,676)	(16,540)	(31,396)	(32,865)
Net interest income	$92,413	$90,829	$184,134	$185,934

Index

The following table presents our total assets on a segment basis:

	March 31, 2014	September 30, 2013
	(in thousands)
Total assets:
Private Client Group (1)	$6,140,672	$7,649,030
Capital Markets (2)	2,552,157	2,548,663
Asset Management	162,247	149,436
RJ Bank	11,788,448	10,489,524
Other	2,225,378	2,349,469
Total	$22,868,902	$23,186,122

(1)	Includes $174.6 million of goodwill at March 31, 2014 and September 30, 2013.

(2)	Includes $120.9 million of goodwill at March 31, 2014 and September 30, 2013.

We have operations in the United States, Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
	(in thousands)
Revenues:
United States	$1,093,936	$1,059,022	$2,182,031	$2,098,044
Canada	76,380	84,404	164,494	156,819
Europe	25,588	21,284	50,584	42,174
Other	8,721	5,588	16,290	10,770
Total	$1,204,625	$1,170,298	$2,413,399	$2,307,807

Pre-tax income excluding noncontrolling interests:
United States	$153,577	$129,139	$320,183	$266,143
Canada	8,997	9,577	20,543	14,116
Europe	656	(7,162)	855	(7,230)
Other	2,234	(537)	2,807	(2,865)
Total	$165,464	$131,017	$344,388	$270,164

Our total assets, classified by major geographic area in which they are held, are presented below:

	March 31, 2014	September 30, 2013
	(in thousands)
Total assets:
United States (1)	$21,028,364	$21,154,293
Canada(2)	1,759,620	1,965,648
Europe	38,815	26,415
Other	42,103	39,766
Total	$22,868,902	$23,186,122

(1)	Includes $262.5 million of goodwill at March 31, 2014 and September 30, 2013.

(2)	Includes $33 million of goodwill at March 31, 2014 and September 30, 2013.

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

Factors Affecting “Forward-Looking Statements”

Certain statements made in this report on Form 10-Q may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), industry or market conditions, demand for and pricing of our products, acquisitions and divestitures, anticipated results of litigation and regulatory developments or general economic conditions.  In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions.  Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements.  We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in our filings with the Securities and Exchange Commission (the “SEC”) from time to time, including our most recent Annual Report on Form 10-K and subsequent Forms 10-Q, which are available on www.raymondjames.com and the SEC website at www.sec.gov. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events or otherwise.

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

Quarter ended March 31, 2014 compared with the quarter ended March 31, 2013

We achieved net revenues of $1.18 billion for the quarter, a 3% increase compared to the prior year quarter, and a level which approximated that of the preceding quarter. Total client assets under administration were a record $458.1 billion at March 31, 2014, a 13% increase over the prior year level and up 3% compared to the preceding quarter. The increase in assets under administration as compared to the preceding quarter is attributable to both market appreciation and net inflows of client assets. Non-interest expenses increased $42 million, or 4%, compared to the prior year quarter, and $21 million, or 2% compared to the preceding quarter. The increases from the prior year quarter primarily result from increases in compensation, commissions and benefits expense which were partially offset by a decrease in acquisition related expenses. The increases from the preceding quarter are primarily due to a slight increase in compensation, commissions and benefits expenses as well as an increase in communications and information processing expenses. Acquisition and integration related expenses in the current year quarter are no longer material for separate reporting since our integration of Morgan Keegan was substantially complete as of September 30, 2013.

Index

Our net income of $105 million represents an increase of $25 million, or 31%, compared to the prior year quarter, and a decrease of $12 million, or 10%, compared to the preceding quarter. After excluding the acquisition related and other one-time expenses we incurred in the prior year quarter, our adjusted net income increased $8 million, or 8%, (a non-GAAP measure).(1) Net income in the prior year quarter also included $13 million (after the attribution to noncontrolling interests) arising from our indirect investment in Albion.

A summary of the most significant matters impacting our financial results as compared to the prior year quarter, are as follows:

•
Our Private Client Group segment generated record net revenues of $812 million, a 12% increase over the prior year, while pre-tax income increased 44% to a record $77 million.  The increase in revenues is primarily attributable to increased securities commissions and fee revenues, predominately arising from fee-based accounts, as well as an increase in client account and service fee revenues. Commission expenses increased in proportion to the increase in corresponding commission revenues while all other components of non-interest expenses increased in total by a modest 3%. Client assets under administration of the Private Client Group increased 12% over the prior year, to a record $434 billion at March 31, 2014.

•
The Capital Markets segment realized a $13 million, or 80%, increase in pre-tax income to $30 million, on an equivalent level of net revenues. Favorable levels of domestic investment banking revenues, particularly mergers and acquisition fees, offset a significant decrease in institutional fixed income commission revenues resulting from challenging fixed income market conditions due to economic uncertainty, historically low interest rates and decreased customer trading volumes. Despite these fixed income market conditions, we continued to generate a reasonable level of trading profits in our fixed income operations. Our total trading profits for the current period, which result primarily from fixed income securities, reflect an increase of $7 million, or 93%, compared to the prior year period. A prior year goodwill impairment expense of $6.9 million ($4.6 million after the attribution to the noncontrolling interests) associated with our RJES operations did not recur in the current period.

•
Our Asset Management segment generated net revenues of $88 million and a $9 million, or 43%, increase in pre-tax income compared to the prior year. Financial assets under management increased 22% from the prior year, to a record $62 billion as of March 31, 2014.  Both strong net inflows of client assets and market appreciation contributed to the increase in revenues and pre-tax income.

•
RJ Bank generated $57 million in pre-tax income, a $7 million, or 12%, decrease compared to the prior year.  The decrease resulted primarily from a decrease in net interest margin, partially offset by an increase in average loans outstanding. The credit characteristics of the loan portfolio continued to reflect the positive impact of improved economic conditions.

•
Activities in our Other segment resulted in a pre-tax loss that was $4 million greater than the prior year quarter. The prior year included significant revenues associated with our indirect investment in Albion, which was subsequently sold in April, 2013, thus having a significant impact on comparisons to the prior year period. Nearly offsetting this decrease, our non-interest expenses decreased substantially as we no longer separately report acquisition and integration related costs since our integration of Morgan Keegan was substantially complete as of September 30, 2013.

•
Our effective tax rate for the current quarter was 36.8%, a decrease from the 39.0% effective tax rate in the prior year quarter. Our effective tax rate for the current quarter compared to the prior year quarter benefited from strong year-to-date gains in our Company Owned Life Insurance portfolio compared to the prior year period (such gains are not subject to tax and thus benefit the effective tax rate), and a projected increase in low income housing tax credits and state tax credits.

(1)	Refer to the discussion and reconciliation of the GAAP results to the non-GAAP results in the “Reconciliation of the GAAP results to the non-GAAP measures” section of this MD&A.

Index

Six months ended March 31, 2014 compared with the six months ended March 31, 2013

Our net revenues of $2.4 billion represent a 5% increase compared to the prior year period. Total client assets under administration increased to a record $458.1 billion at March 31, 2014, a 13% increase over the prior year level. Non-interest expenses increased $84 million, or 4%, compared to the prior year period. The increases are primarily due to the increase in compensation, commissions and benefits expenses which were partially offset by the decrease in acquisition related expenses. Acquisition and integration related expenses in the current year are no longer material for separate reporting since our integration of Morgan Keegan was substantially complete as of September 30, 2013. The combination of increasing net revenues and overall expense control has helped us achieve a 14.6% pre-tax margin on net revenues in the current year period.

Our net income increased $55 million, or 33%, compared to the prior year period. After excluding the acquisition related and other one-time expenses we incurred in the prior year, our adjusted net income increased $28 million, or 15%, compared to the prior year period (a non-GAAP measure).(1) Net income in the prior year period also included $14 million (after the attribution to noncontrolling interests) arising from our indirect investment in Albion.

Our financial results during the six month period were most significantly impacted by the factors described above for the quarter, unless otherwise noted:

•	Our Private Client Group segment generated an increase of 39% in pre-tax income, to $149 million.

•	The Capital Markets segment has realized a $17 million, or 38%, increase in pre-tax income to $63 million.

•
Our Asset Management segment has generated a $20 million, or 48%, increase in pre-tax income to $62 million. Strong net inflows of client assets, market appreciation, and performance fees earned as a result of positive net performance from certain of our managed funds (a portion of which is attributable to noncontrolling interests) have all contributed to the increase in revenues and pre-tax income.

•	RJ Bank has realized an $18 million, or 14% decrease in pre-tax income, to $114 million.

•
Activities in our Other segment have resulted in a pre-tax loss that is $14 million less than the prior year. In addition to the factors described above, the current year includes gains from the sale or redemption of ARS which favorably impact comparisons to the prior year period.

•
Our effective tax rate for the current year period was 35.8%, a decrease from the 38.6% effective tax rate in the prior year period. In addition to the factors described above, the current year-to-date effective tax rate has also benefited from the recognition of prior year state tax refunds which resulted from a change in state tax filing position.

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

The following table presents our consolidated and segment gross revenues, net revenues, and pre-tax income (loss), the latter excluding noncontrolling interests, for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2014	2013	% change	2014	2013	% change
	($ in thousands)
Total company
Revenues	$1,204,625	$1,170,298	3%	$2,413,399	$2,307,807	5%
Net revenues	1,178,645	1,143,095	3%	2,362,047	2,252,583	5%
Pre-tax income excluding noncontrolling interests	165,464	131,017	26%	344,388	270,164	27%

Private Client Group
Revenues	814,668	728,822	12%	1,593,864	1,443,124	10%
Net revenues	812,239	725,937	12%	1,588,908	1,436,267	11%
Pre-tax income	77,115	53,584	44%	148,625	107,034	39%

Capital Markets
Revenues	228,139	228,981	—	473,132	484,054	(2)%
Net revenues	224,443	224,470	—	466,085	475,252	(2)%
Pre-tax income	29,571	16,389	80%	63,016	45,642	38%

Asset Management
Revenues	87,534	69,541	26%	183,550	135,170	36%
Net revenues	87,524	69,538	26%	183,537	135,166	36%
Pre-tax income	29,864	20,860	43%	61,700	41,803	48%

RJ Bank
Revenues	87,157	89,821	(3)%	171,030	181,871	(6)%
Net revenues	85,218	87,397	(2)%	167,146	176,819	(5)%
Pre-tax income	56,798	64,276	(12)%	113,856	132,219	(14)%

Other
Revenues	3,982	70,062	(94)%	24,071	95,521	(75)%
Net revenues	(15,626)	50,227	(131)%	(14,806)	56,072	(126)%
Pre-tax loss	(27,884)	(24,092)	(16)%	(42,809)	(56,534)	24%

Intersegment eliminations
Revenues	(16,855)	(16,929)	—	(32,248)	(31,933)	1%
Net revenues	(15,153)	(14,474)	(5)%	(28,823)	(26,993)	7%

Reconciliation of the GAAP results to the non-GAAP measures

We believe that the non-GAAP measures provide useful information by excluding material items that may not be indicative of our core operating results and that the GAAP and the non-GAAP measures should be considered together. There are no non-GAAP adjustments in either the current quarter or the year-to-date period ended March 31, 2014, as we no longer separately report acquisition and integration related costs since our integration of Morgan Keegan was substantially complete as of September 30,

Index

2013. The non-GAAP adjustments impacting the prior year periods presented are comprised of one-time acquisition and integration costs (primarily associated with our Morgan Keegan acquisition) and other non-recurring expenses, net of applicable taxes. Refer to the footnotes to the table below for further explanation of each non-recurring item.

The following table provides a reconciliation of the GAAP basis to the non-GAAP measures for the prior year periods which included non-GAAP adjustments:

	Three months ended March 31, 2013	Six months ended March 31, 2013
	($ in thousands, except per share amounts)
Net income attributable to RJF, Inc. - GAAP basis	$79,960	$165,834
Non-GAAP adjustments:
Acquisition related expenses (1)	20,922	38,304
RJF's share of RJES goodwill impairment expense (2)	4,564	4,564
RJES restructuring expense (3)	1,600	1,600
Pre-tax non-GAAP adjustments	27,086	44,468
Tax effect of non-GAAP adjustment (4)	(10,518)	(17,174)
Adjusted net income attributable to RJF, Inc. - Non-GAAP basis	$96,528	$193,128
Non-GAAP earnings per common share:
Non-GAAP basic	$0.69	$1.39
Non-GAAP diluted	$0.68	$1.37
Average equity - GAAP basis (5)	$3,425,278	$3,373,165
Average equity - non-GAAP basis (6)	$3,437,299	$3,378,850
Return on equity for the quarter (annualized)	9.3%	N/A
Return on equity for the quarter - non-GAAP basis (annualized) (7)	11.2%	N/A
Return on equity year-to-date (annualized)	N/A	9.8%
Return on equity year-to-date - non-GAAP basis (annualized) (7)	N/A	11.4%

(1)	The non-GAAP adjustment adds back to pre-tax income one-time acquisition and integration expenses associated with acquisitions that were incurred during the period.

(2)	The non-GAAP adjustment adds back to pre-tax income RJF’s share of the total goodwill impairment expense associated with our RJES reporting unit.

(3)	The non-GAAP adjustment adds back to pre-tax income a one-time restructuring expense associated with our RJES operations.

(4)	The non-GAAP adjustment reduces net income for the income tax effect of the pre-tax non-GAAP adjustments, utilizing the effective tax rate in such periods to determine the current tax expense.

(5)
For the quarter, computed by adding the total equity attributable to RJF, Inc. as of the date indicated plus the prior quarter-end total, divided by two. For the year-to-date period, computed by adding the total equity attributable to RJF, Inc. as of each quarter-end date during the indicated year-to-date period, plus the beginning of the year total, divided by three.

(6)	The calculation of non-GAAP average equity includes the impact on equity of the non-GAAP adjustments described in the table above, as applicable for each respective period.

(7)
Computed by utilizing the net income attributable to RJF, Inc.-non-GAAP basis and the average equity-non-GAAP basis, for each respective period. See footnotes (5) and (6) above for the calculation of average equity-non-GAAP basis.

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

Based upon our latest analysis performed as of September 30, 2013, we estimate that a 100 basis point instantaneous rise in short-term interest rates would result in an increase in our pre-tax income in the range of approximately $140 million to $170 million over a twelve month period. Approximately half of such an increase would be attributable to account and service fee revenues (resulting from an increase in the fees generated in lieu of interest income from our multi-bank sweep program with unaffiliated banks and the discontinuance of money market fee waivers) which are reported in the PCG segment, and the remaining portion of the increase would be attributable to net interest income reported in both our PCG and RJ Bank segments. This estimate is based on static balances as of September 30, 2013 and conservative assumptions related to interest rates credited to our clients on their cash balances in various interest rate environments. The actual amount of any increase we would realize in the future will ultimately be based on a number of factors including, but not limited to, the actual change in balances, the rapidity and magnitude of the increase in interest rates, the competitive landscape at such time, and the returns on comparable investments which will factor into the interest rates we pay on client cash balances. The vast majority of any incremental benefit to pre-tax income from a rise in short-term interest rates would be expected to arise from the first 100 basis point increase, as we presume that a significant portion of any further incremental increase in short-term interest rates would be passed along to clients, and thus such additional interest revenues and interest sensitive fees would be offset by increases of similar amounts in our interest expense.

Index

Quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 – Net interest

The following table presents our consolidated average interest-earning asset and liability balances, interest income and expense balances, and the average yield/cost, for the periods indicated:

	Three months ended March 31,
	2014			2013
	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,737,657	$16,628	3.83%	$1,749,633	$14,940	3.42%
Assets segregated pursuant to regulations and other segregated assets	2,420,531	3,558	0.59%	3,687,703	4,353	0.47%
Bank loans, net of unearned income(2)	9,767,721	83,639	3.43%	8,629,173	84,603	3.92%
Available for sale securities	662,606	1,655	1.00%	745,208	1,987	1.07%
Trading instruments(3)	654,073	4,615	2.82%	851,099	5,110	2.40%
Stock loan	332,654	2,809	3.38%	298,122	1,951	2.62%
Loans to financial advisors(3)	409,304	1,647	1.61%	424,434	1,792	1.69%
Corporate cash and all other(3)	2,793,433	3,842	0.55%	3,150,572	3,296	0.42%
Total	$18,777,979	$118,393	2.52%	$19,535,944	$118,032	2.42%

Interest-bearing liabilities:
Brokerage client liabilities	$3,696,083	286	0.03%	$4,956,293	$591	0.05%
Bank deposits(2)	10,268,228	1,939	0.08%	9,297,380	2,412	0.10%
Trading instruments sold but not yet purchased(3)	252,820	1,255	1.99%	284,339	971	1.37%
Stock borrow	95,997	814	3.39%	113,926	608	2.13%
Borrowed funds	275,667	876	1.27%	461,114	1,353	1.17%
Senior notes	1,148,924	19,010	6.62%	1,148,736	19,028	6.63%
Loans payable of consolidated variable interest entities(3)	52,994	797	6.02%	71,732	1,063	5.93%
Other(3)	332,835	1,003	1.21%	329,922	1,177	1.43%
Total	$16,123,548	$25,980	0.64%	$16,663,442	$27,203	0.65%
Net interest income		$92,413			$90,829

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

Net interest income increased $2 million, or 2%, compared to the prior year quarter. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

Net interest income in the PCG segment increased $1 million, or 5%, primarily resulting from the increase in margin interest rates we implemented as of October 1, 2013, partially offset by a slight decrease in average client margin balances outstanding and the net impact of the decrease in assets segregated pursuant to regulations and other segregated assets, and the related decrease in brokerage client liability balances described more fully below.

The RJ Bank segment’s net interest income decreased $1 million, or 1%, primarily as a result of a decrease in net interest margin.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Interest income earned on the available for sale securities portfolio decreased from the prior year period due to a slight decrease in yields on the portfolio and lower investment balances as compared to the prior year quarter.

Index

Interest income earned on our trading instruments decreased from the prior year period due to decreased trading security inventory levels (see Note 6 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our trading instruments).

Interest expense associated with brokerage client liabilities decreased due to both a decrease in average outstanding client balances as well as a decrease in interest rates paid to clients on their cash balances. The decrease in average client balances outstanding resulted from the late December 2013 increase in capacity with unaffiliated banks in our RJBDP program. As a result of this increase in RJBDP capacity, additional client cash balances were re-deposited with unaffiliated banks in late December 2013, reducing the balances of brokerage client liabilities reflected on our financial statements, and the amount of interest we paid on customer cash balances (the “Client Interest Program”).

Six months ended March 31, 2014 compared with the six months ended March 31, 2013 – Net interest

The following table presents our consolidated average interest-earning asset and liability balances, interest income and expense balances, and the average yield/cost, for the periods indicated:

	Six months ended March 31,
	2014			2013
	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,747,112	$34,415	3.94%	$1,792,510	$31,104	3.47%
Assets segregated pursuant to regulations and other segregated assets	3,170,991	8,188	0.52%	3,371,761	8,439	0.50%
Bank loans, net of unearned income(2)	9,453,109	164,848	3.46%	8,464,963	171,913	4.02%
Available for sale securities	678,673	3,578	1.05%	742,440	4,204	1.13%
Trading instruments(3)	599,389	9,143	3.05%	871,035	10,960	2.52%
Stock loan	337,062	4,682	2.78%	326,971	3,342	2.04%
Loans to financial advisors(3)	407,435	3,303	1.62%	431,082	3,152	1.46%
Corporate cash and all other(3)	2,713,887	7,329	0.54%	2,913,835	8,044	0.55%
Total	$19,107,658	$235,486	2.46%	$18,914,597	$241,158	2.55%

Interest-bearing liabilities:
Brokerage client liabilities	$4,438,042	717	0.03%	$4,664,428	$1,140	0.05%
Bank deposits(2)	9,873,142	3,884	0.08%	9,014,760	4,888	0.11%
Trading instruments sold but not yet purchased(3)	233,886	2,123	1.82%	266,945	1,768	1.32%
Stock borrow	96,222	1,306	2.71%	126,563	1,112	1.76%
Borrowed funds	278,672	1,848	1.33%	403,651	2,667	1.32%
Senior notes	1,148,924	38,020	6.62%	1,148,712	38,094	6.63%
Loans payable of consolidated variable interest entities(3)	56,266	1,584	5.63%	75,001	2,112	5.63%
Other(3)	337,618	1,870	1.11%	348,928	3,443	1.97%
Total	$16,462,772	$51,352	0.62%	$16,048,988	$55,224	0.69%
Net interest income		$184,134			$185,934

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

Net interest income decreased $2 million, or 1%, compared to the prior year. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

Index

Net interest income in the PCG segment increased $3 million, or 7%, primarily resulting from the increase in margin interest rates we implemented as of October 1, 2013, partially offset by a slight decrease in average client margin balances outstanding.

The RJ Bank segment’s net interest income decreased $6 million, or 4%, primarily as a result of a decrease in net interest margin.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Interest income earned on our available for sale securities portfolio decreased from the prior year period due to a slight decrease in yields on the portfolio and lower investment balances as compared to the prior year.

Interest income earned on our trading instruments decreased from the prior year period due to decreased trading security inventory levels (see Note 6 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our trading instruments).

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2014	% change	2013	2014	% change	2013
	($ in thousands)
Revenues:
Securities commissions and fees:
Equities	$75,838	—	$75,577	$154,440	4%	$148,758
Fixed income products	19,842	(14)%	23,111	40,243	(15)%	47,464
Mutual funds	171,116	8%	158,170	335,802	11%	302,832
Fee-based accounts	305,595	24%	246,695	592,732	21%	489,263
Insurance and annuity products	89,689	2%	87,669	174,341	2%	170,987
New issue sales credits	21,453	(10)%	23,963	43,482	(15)%	51,418
Sub-total securities commissions and fees	683,533	11%	615,185	1,341,040	11%	1,210,722
Interest	24,565	3%	23,915	50,542	2%	49,449
Account and service fees:
Client account and service fees	40,996	4%	39,380	79,017	(4)%	82,074
Mutual fund and annuity service fees	52,137	28%	40,862	98,313	24%	79,245
Client transaction fees	4,743	13%	4,207	9,392	17%	8,058
Correspondent clearing fees	771	9%	708	1,583	12%	1,411
Account and service fees – all other	69	1%	68	143	8%	133
Sub-total account and service fees	98,716	16%	85,225	188,448	10%	170,921
Other	7,854	75%	4,497	13,834	15%	12,032
Total revenues	814,668	12%	728,822	1,593,864	10%	1,443,124

Interest expense	2,429	(16)%	2,885	4,956	(28)%	6,857
Net revenues	812,239	12%	725,937	1,588,908	11%	1,436,267

Non-interest expenses:
Sales commissions	499,069	13%	442,859	974,912	11%	874,608
Admin & incentive compensation and benefit costs	120,620	(1)%	122,305	242,226	—	242,625
Communications and information processing	44,579	10%	40,681	82,080	4%	79,040
Occupancy and equipment	29,119	5%	27,771	58,056	3%	56,592
Business development	19,403	29%	15,067	39,700	21%	32,693
Clearance and other	22,334	(6)%	23,670	43,309	(1)%	43,675
Total non-interest expenses	735,124	9%	672,353	1,440,283	8%	1,329,233
Pre-tax income	$77,115	44%	$53,584	$148,625	39%	$107,034

Margin on net revenues	9.5%		7.4%	9.4%		7.5%

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

Net interest revenue in the PCG segment is generated by customer balances, predominately the earnings on margin loans and assets segregated pursuant to regulations, less interest paid on customer cash balances.  The PCG segment earns a fee (in lieu of interest revenue) from the RJBDP, a program where clients’ cash deposits in their brokerage accounts are re-deposited through a third party service into interest-bearing deposit accounts at a number of banks. The RJBDP enables clients to obtain up to $2.5 million in individual FDIC deposit insurance coverage ($5 million for joint accounts) while earning competitive rates for their cash balances.  The portion of this fee paid by RJ Bank is eliminated in the intersegment eliminations.

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

Revenues of the PCG segment are correlated with total PCG client assets under administration, which include assets in fee-based accounts (a majority of which are included in our asset management programs), and the overall U.S. equities markets. PCG client asset balances are as follows as of the dates indicated:

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in billions)
Total PCG assets under administration	$434.0	$422.9	$402.6	$387.3	$388.2	$370.0
PCG assets in fee-based accounts	$158.2	$151.2	$139.9	$131.8	$129.2	$118.6

Total PCG assets under administration increased 12% over March 31, 2013, and 3% compared to the preceding quarter ended December 31, 2013. Total PCG assets in fee-based accounts increased 22% compared to March 31, 2013 and were up 5% compared to the preceding quarter ended December 31, 2013. Increased client assets under administration typically result in higher fee-based account revenues and mutual fund and annuity service fees. Improved equity markets not only result in increased assets under administration, but also generally lead to more client activity and therefore improved financial advisor productivity resulting from increased commission revenues and transaction fees. Higher client cash balances generally lead to increased interest income and account fee revenues, depending upon spreads realized in our Client Interest Program and RJBDP.

Index

The following table presents a summary of PCG financial advisors as of the dates indicated:

	Employees	Independent contractors	March 31, 2014 total	September 30, 2013 total	March 31, 2013 total (1)
RJ&A	2,438	—	2,438	2,443	2,464
Raymond James Financial Services, Inc.	—	3,288	3,288	3,275	3,217
Raymond James Ltd.	178	219	397	406	413
Raymond James Investment Services Limited (“RJIS”)	—	79	79	73	71
Total financial advisors	2,616	3,586	6,202	6,197	6,165

(1)
As of September 30, 2013 we refined the criteria to determine our financial advisor population. The counts have been revised from those previously reported in order to present the information on a consistent basis through the application of our current criteria.

Quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 – Private Client Group

Net revenues increased $86 million, or 12%, to a record $812 million. Pre-tax income increased $24 million, or 44%, to $77 million. PCG’s pre-tax margin on net revenues increased to 9.5% as compared to the prior year quarter’s 7.4%.

Securities commissions and fees increased $68 million, or 11%.  Client assets under administration of $434 billion increased $45.8 billion or 12% compared to March 31, 2013. The year over year increase in client assets was driven by the equity market conditions in the U.S., which were generally improved as compared to the prior year. The most significant increases in these revenues arose from fee-based accounts, which increased $59 million, or 24%, and commissions on mutual fund products which increased $13 million, or 8%, partially offset by a $3 million, or 14% decrease in commissions on fixed income products. Commission earnings on fixed income products decreased primarily due to challenging market conditions in the fixed income markets resulting from historically low interest rates.

Total account and service fees increased $13 million, or 16%. Within this line item, mutual fund and annuity service fees increased $11 million, or 28%, primarily as a result of an increase in mutual fund omnibus fees, education and marketing support (“EMS”) fees, and no-transaction-fee (“NTF”) program revenues, all of which are paid to us by the mutual fund companies whose products we distribute.  During the past year we implemented changes in the data sharing arrangements with many mutual fund companies, converting from a networking to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate us for the additional reporting requirements performed by the broker-dealer under omnibus arrangements.  During the quarter, we implemented technology changes in our EMS program and standardized tiered service levels provided to many mutual fund companies, resulting in increased fees earned from EMS arrangements. In addition, effective with our mid-February 2013 platform integration, the former Morgan Keegan client mutual fund investments became eligible for our omnibus and EMS programs.

Total segment revenues increased 12%. The portion of total segment revenues that we consider to be recurring is approximately 71% at March 31, 2014, an increase from 65% at March 31, 2013.  Recurring commission and fee revenues include asset-based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund service fees, fees earned on funds in our multi-bank sweep program, and interest. Assets in fee-based accounts as of March 31, 2014 were $158.2 billion, an increase of 22% as compared to the $129.2 billion as of March 31, 2013.

PCG net interest increased $1 million, or 5%, primarily resulting from an increase in margin interest rates effective October 1, 2013, partially offset by decreased average client margin balances outstanding. Client margin balances decreased 4% as compared to March 31, 2013 levels, partially due to the popularity of the securities based lending product offered by RJ Bank.

Non-interest expenses increased $63 million, or 9%, over the prior year quarter.  Sales commission expense increased $56 million, or 13%, consistent with the 11% increase in commission and fee revenues.  Communications and information processing expenses increased $4 million, or 10%, primarily due to increases in software consulting costs, and expenses partially attributable to the February 2014 relocation of our primary data processing center from our corporate headquarters location in St. Petersburg, Florida to Denver, Colorado. Business development expenses increased $4 million, or 29%, due to increases in advertising, recruiting, conference costs and incoming account transfer fee expenses.

Index

Six months ended March 31, 2014 compared with the six months ended March 31, 2013 – Private Client Group

Net revenues increased $153 million, or 11%, while pre-tax income increased $42 million, or 39%. PCG’s pre-tax margin on net revenues increased to 9.4% as compared to 7.5% in the comparable prior year period.

Securities commissions and fees increased $130 million, or 11%.  The increase results in part from the increase in client assets under administration which is described in the discussion of the quarter results above. The most significant increases in these revenues arose from fee-based accounts, which increased $103 million, or 21%, and commissions on mutual fund products which increased $33 million, or 11%, partially offset by a $7 million, or 15% decrease in commissions on fixed income products. Commission earnings on fixed income products decreased primarily due to the challenging market conditions in the fixed income markets during the current year resulting from historically low interest rates.

Total account and service fees increased $18 million, or 10%. Within this line item, mutual fund and annuity service fees increased $19 million, or 24%, primarily as a result of an increase in mutual fund omnibus fees, EMS fees, and NTF program revenues, all of which are paid to us by the mutual fund companies whose products we distribute.  During the past year we implemented changes in the data sharing arrangements with many mutual fund companies, converting from a networking to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate us for the additional reporting requirements performed by the broker-dealer under omnibus arrangements.  During the March 2014 quarter, we implemented technology changes in our EMS program and standardized tiered service levels provided to many mutual fund companies, resulting in increased fees earned from EMS arrangements. In addition, effective with our mid-February 2013 platform integration, the former Morgan Keegan client mutual fund investments became eligible for our omnibus and EMS programs. Client account and service fees decreased $3 million, or 4% primarily resulting from a decrease in fees earned in lieu of interest earnings from the RJBDP. Although cash balances in this program increased, the fee earnings on such balances decreased as certain contracts with third parties renewed during the current year at lower rates.

PCG net interest increased $3 million, or 7%, primarily resulting from an increase in margin interest rates, partially offset by decreased client margin balances, which have decreased 3% since September 30, 2013 partially due to the popularity of the securities based lending product offered by RJ Bank.

Non-interest expenses increased $111 million, or 8%, compared to the prior year period.  Sales commission expense increased $100 million, or 11%, consistent with the 11% increase in commission and fee revenues.  Business development expenses increased $7 million, or 21%, due to increases in advertising, recruiting, conference costs and incoming account transfer fee expenses.

Index

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2014	% change	2013	2014	% change	2013
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$66,394	(1)%	$66,963	$132,039	7%	$122,873
Fixed income	62,165	(29)%	87,872	127,233	(29)%	179,775
Sub-total institutional sales commissions	128,559	(17)%	154,835	259,272	(14)%	302,648
Equity underwriting fees	22,397	16%	19,353	41,148	(2)%	41,805
Mergers & acquisitions and advisory fees	27,694	64%	16,892	68,753	13%	60,703
Fixed income investment banking	14,240	29%	11,072	25,073	(1)%	25,229
Tax credit funds syndication fees	3,363	(28)%	4,686	12,522	40%	8,955
Investment advisory fees	5,676	62%	3,511	11,122	60%	6,949
Trading profit	14,061	93%	7,277	30,662	101%	15,273
Interest	5,110	(9)%	5,639	10,309	(14)%	12,028
Other	7,039	23%	5,716	14,271	36%	10,464
Total revenues	228,139	—	228,981	473,132	(2)%	484,054
Interest expense	3,696	(18)%	4,511	7,047	(20)%	8,802
Net revenues	224,443	—	224,470	466,085	(2)%	475,252

Non-interest expenses:
Sales commissions	49,123	(18)%	60,264	100,961	(17)%	121,598
Admin & incentive compensation and benefit costs	100,566	2%	98,553	213,756	1%	211,599
Communications and information processing	16,650	(2)%	16,956	33,540	1%	33,157
Occupancy and equipment	8,780	(4)%	9,128	17,446	(3)%	18,002
Business development	11,376	11%	10,280	19,490	(4)%	20,393
Losses of real estate partnerships held by consolidated variable interest entities	11,969	(6)%	12,751	20,565	28%	16,057
Impairment of goodwill associated with RJES	—	NM	6,933	—	NM	6,933
Clearance and all other	10,589	13%	9,331	22,033	(6)%	23,366
Total non-interest expenses	209,053	(7)%	224,196	427,791	(5)%	451,105
Income before taxes and including noncontrolling interests	15,390	NM	274	38,294	59%	24,147
Noncontrolling interests	(14,181)		(16,115)	(24,722)		(21,495)
Pre-tax income excluding noncontrolling interests	$29,571	80%	$16,389	$63,016	38%	$45,642

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

Index

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

Quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 – Capital Markets

Net revenues approximated the prior year levels, while pre-tax income in the Capital Markets segment increased $13 million, or 80%.

Institutional fixed income sales commissions decreased $26 million, or 29%, primarily due to challenging fixed income market conditions resulting from economic uncertainty, historically low interest rates and the resulting decreased customer trading volumes. Despite these market conditions, trading results were steady during the current quarter, resulting in a $7 million, or 93%, improvement over the prior year quarter. These trading profits are derived primarily from fixed income securities. These favorable trading results were achieved despite our maintaining relatively lower average balances of trading securities in response to the market uncertainty (refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information on our levels of trading instruments held at period end).

Merger and acquisitions and advisory fees revenue increased $11 million, or 64%, as compared to the prior year. The current year activity was relatively strong in our domestic operations. Comparisons to the prior year period are impacted by what was a fairly modest level of activity in the prior year March quarter following an especially strong December 2012 quarter, which experienced an acceleration of domestic capital markets activities in advance of then anticipated tax law changes. Sectors which generated the most significant levels of merger and acquisition and advisory fee revenues in the current period include our security defense & government, healthcare, and financial services sectors.

While the number of lead and co-managed underwritings during the current period decreased as compared to the prior year quarter, related revenues increased by $3 million, or 16%, due to a number of relatively large underwriting transactions. Underwriting activities in our Canadian operations experienced a greater decline then those of our domestic operations.

Non-interest expenses decreased $15 million, or 7%, compared to the prior year quarter.  Sales commission expense decreased $11 million, or 18%, which is directly correlated to the 17% decrease in overall institutional sales commission revenues. The prior year quarter included goodwill impairment expense of $7 million related to our RJES operations which did not recur in the current year. Offsetting these, administrative and incentive compensation and benefit expense increased $2 million, or 2%, as compared to the prior year primarily resulting from annual compensation increases.

Losses of real estate partnerships held by consolidated VIEs result directly from the consolidation of certain low-income housing tax credit funds, and reflects a decrease of $1 million, or 6%, compared to the prior year period. Since we only hold an insignificant interest in these consolidated funds, nearly all of these losses are attributable to others and are therefore included in the offsetting noncontrolling interests. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on the consolidation of VIEs.

Noncontrolling interests include the impact of consolidating RJES (in prior year periods) and certain low-income housing tax credit funds, which impacts other revenue, interest expense, and the losses of real estate partnerships held by consolidated VIEs (as described in the preceding paragraph), reflecting the portion of these consolidated entities which we do not own.  Total segment expenses attributable to others decreased by $2 million as compared to the prior year. The prior year included the portion of RJES goodwill impairment expense attributable to others. As a result of our April 2013 acquisition of the RJES interest previously held by others, there is no comparable noncontrolling interest impact from the consolidation of RJES in the current year.

Six months ended March 31, 2014 compared with the six months ended March 31, 2013 – Capital Markets

Net revenues decreased $9 million, or 2%, while pre-tax income in the Capital Markets segment increased $17 million, or 38%.

Institutional equity sales commissions increased $9 million, or 7%, resulting from both favorable equity markets throughout the current year, and an active new issue market environment especially early in the year.

Index

Institutional fixed income sales commissions decreased $53 million, or 29%, primarily due to the challenging fixed income market conditions in the current year resulting from economic uncertainty, historically low interest rates and the resulting decreased customer trading volumes. Despite such conditions, trading results have been solid and steady during the current year, resulting in a $15 million, or 101%, improvement over the prior year. These trading profits are based primarily on fixed income securities. These favorable trading results were achieved even as we continued to maintain relatively lower balances of trading securities in response to the market uncertainty (refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information on our levels of trading instruments held at period end).

Merger and acquisitions and advisory fees revenue increased $8 million, or 13%, compared to the prior year. The current year activity has been relatively strong, evidenced by increases in revenues in both our domestic and Canadian operations.

Tax credit fund syndication fee revenues increased by $4 million, or 40%, due to an increase in the volume of tax credit fund partnership interests sold during the current year as compared to the prior year.

Non-interest expenses decreased $23 million, or 5%, compared to the prior year.  Sales commission expense decreased $21 million, or 17%, which is directly correlated to the 14% decrease in overall institutional sales commission revenues. Administrative and incentive compensation and benefit expense increased $2 million, or 1%, compared to the prior year. Decreases in domestic administrative expenses resulting from staff reductions primarily in our fixed income operations that occurred during periods since the prior year were offset by increases in incentive compensation expense primarily associated with the higher volume of capital markets activities in our Canadian operations and, to a lessor extent, annual salary increases applicable to all of our operations. The prior year quarter included impairment expense of $7 million related to our RJES operations which did not recur in the current year.

Losses of real estate partnerships held by consolidated VIEs result directly from the consolidation of certain low-income housing tax credit funds, and reflects an increase of $5 million, or 28%, over the prior year. Since we only hold an insignificant interest in these consolidated funds, nearly all of these losses are attributable to others and are therefore included in the offsetting noncontrolling interests. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on the consolidation of VIEs.

Noncontrolling interests includes the impact of consolidating RJES (in the prior year period) and certain low-income housing tax credit funds, which impacts other revenue, interest expense, and the losses of real estate partnerships held by consolidated VIEs (as described in the preceding paragraph), reflecting the portion of these consolidated entities which we do not own.  Total segment expenses attributable to others increased by $3 million as compared to the prior year. The increase in expenses associated with noncontrolling interest resulting from losses of real estate partnerships held by consolidated VIEs discussed above, are offset by the impact of the prior year consolidation of RJES. As a result of our April 2013 acquisition of the RJES interest previously held by others, there is no comparable noncontrolling interest impact from the consolidation of RJES in the current year.

Index

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2014	% change	2013	2014	% change	2013
	($ in thousands)
Revenues:
Investment advisory fees	$75,419	30%	$58,082	$158,414	40%	$113,033
Other	12,115	6%	11,459	25,136	14%	22,137
Total revenues	87,534	26%	69,541	183,550	36%	135,170

Expenses:
Admin & incentive compensation and benefit costs	24,516	4%	23,483	53,023	17%	45,186
Communications and information processing	5,357	11%	4,837	10,457	21%	8,608
Occupancy and equipment	1,135	—	1,133	2,242	8%	2,084
Business development	1,866	(9)%	2,054	4,544	13%	4,038
Investment sub-advisory fees	11,287	53%	7,401	21,621	48%	14,577
Other	12,240	36%	9,020	24,519	40%	17,520
Total expenses	56,401	18%	47,928	116,406	27%	92,013
Income before taxes and including noncontrolling interests	31,133	44%	21,613	67,144	56%	43,157
Noncontrolling interests	1,269		753	5,444		1,354
Pre-tax income excluding noncontrolling interests	$29,864	43%	$20,860	$61,700	48%	$41,803

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

Managed Programs

As of March 31, 2014, approximately 82% of investment advisory fees recorded in this segment are earned from assets held in managed programs.  Of these revenues, approximately 55% of our investment advisory fees recorded in a quarter are determined based on balances at the beginning of a quarter, approximately 30% are based on balances at the end of the quarter and the remaining 15% are computed based on average assets throughout the quarter.

Index

The following table reflects fee-billable financial assets under management in managed programs at the dates indicated:

	March 31, 2014	December 31, 2013	September 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(in millions)
Financial assets under management:
Eagle Asset Management, Inc. (1)	$29,542	$29,478	$27,886	$25,718	$23,687	$19,986
Raymond James Consulting Services	12,566	12,156	11,385	11,042	9,407	9,443
Unified Managed Accounts (“UMA”)	6,405	5,778	4,962	3,917	3,067	2,855
Freedom Accounts & other managed programs	18,755	17,992	16,555	14,851	12,268	11,884
Sub-total financial assets under management	67,268	65,404	60,788	55,528	48,429	44,168
Less: Assets managed for affiliated entities	(4,935)	(4,899)	(4,799)	(4,520)	(4,235)	(4,185)
Sub-total net financial assets under management	62,333	60,505	55,989	51,008	44,194	39,983
Morgan Keegan managed fee-based assets (2)	—	—	—	—	2,333	2,801
Total financial assets under management	$62,333	$60,505	$55,989	$51,008	$46,527	$42,784

(1)	For all periods after December 24, 2012, includes the assets under management of ClariVest.

(2)
Revenues generated from the Closing Date of the Morgan Keegan acquisition through mid-February 2013 (the platform conversion date to RJ&A) arising from assets in what were during such time MK & Co. managed fee-based programs, were included in the PCG segment. These assets were managed by unaffiliated portfolio managers.

The following table summarizes the activity impacting the fee-billable financial assets under management in managed programs (excluding activity in assets managed for affiliated entities and MK & Co. managed fee-based assets for the periods prior to the conversion of MK & Co. accounts to the RJ&A platform) for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
	(in millions)
Assets under management at beginning of period	$65,404	$48,429	$60,788	$44,168
Net inflows of client assets	1,420	1,580	2,653	2,535
Net market appreciation in asset values	444	3,118	3,827	3,312
Inflows resulting from the conversion of MK & Co. accounts to the RJ&A platform (1)	—	2,401	—	2,401
Inflow resulting from ClariVest acquisition (2)	—	—	—	3,112
Assets under management at end of period	$67,268	$55,528	$67,268	$55,528

(1)	In mid-February 2013, the client accounts of MK & Co. were converted onto the RJ&A platform.

(2)	Eagle acquired a 45% interest in ClariVest on December 24, 2012.

Non-Managed Programs

As of March 31, 2014, approximately 18% of investment advisory fees revenue recorded in this segment are earned for administrative services on assets held in non-managed programs and all such investment advisory fees are determined based on balances at the beginning of the quarter.

Index

The following table reflects fee-billable assets under management in non-managed programs at the dates indicated:

	March 31, 2014	December 31, 2013	September 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(in millions)
Passport	$36,415	$35,258	$32,121	$30,273	$28,742	$28,405
Ambassador	35,694	33,271	30,043	26,058	17,332	16,772
Other non-managed fee-based assets	2,721	2,669	2,517	3,340	3,115	3,191
Sub-total assets under management	74,830	71,198	64,681	59,671	49,189	48,368
Less: Assets managed for affiliated entities	(243)	(214)	(173)	(122)	(95)	(88)
Sub-total net assets under management	74,587	70,984	64,508	59,549	49,094	48,280
Morgan Keegan non-managed fee-based assets (1)	—	—	—	—	6,810	6,772
Total assets under management	$74,587	$70,984	$64,508	$59,549	$55,904	$55,052

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

The following table summarizes the activity impacting the fee-billable financial assets under management in non-managed programs (excluding activity in MK & Co. non-managed fee-based assets for the periods prior to the conversion of MK & Co. accounts to the RJ&A platform) for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2014	2013		2014	2013
	(in millions)
Assets under management at beginning of period	$71,198	$49,189	(1)	$64,681	$48,368	(1)
Net inflows of client assets	2,776	1,639		5,436	2,486
Net market appreciation in asset values	856	2,216		4,713	2,190
Inflows resulting from the conversion of Morgan Keegan accounts to the RJ&A platform (2)	—	6,627		—	6,627
Assets under management at end of period	$74,830	$59,671		$74,830	$59,671

(1)
Certain assets in non-managed accounts, predominately comprised of cash balances, are excluded from the calculation of the account value for fee billing purposes. The assets under management balances presented have been revised from the amounts initially reported to reflect only billable assets and to present such balances on a consistent basis with those reported as of March 31, 2014.

(2)	In mid-February 2013, the client accounts of MK & Co. were converted onto the RJ&A platform.

Quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 – Asset Management

Pre-tax income in the Asset Management segment increased $9 million, or 43%, over the prior year quarter.

Investment advisory fee revenue increased by $17 million, or 30%, over the prior year quarter primarily generated by an increase in assets under management.

Total financial assets under management in managed programs have increased $11 billion, or 22%, since March 31, 2013 resulting from a combination of net inflows of client assets and net market appreciation.

Total assets under management in non-managed programs have increased $15 billion, or 25%, since March 31, 2013 resulting from net inflows of client assets and net market appreciation.

Other revenue increased by $1 million, or 6%, primarily resulting from an increase in fee income generated by our RJT subsidiary reflecting a 14% increase in RJT client assets as compared to the prior year, to $3.2 billion at March 31, 2014.

Index

Expenses increased by approximately $8 million, or 18%, primarily resulting from a $4 million, or 53%, increase in investment sub-advisory fees and a $3 million, or 36%, increase in other expenses.  The increase in investment sub-advisory fee expense is directly related to the increase in advisory fees paid to the external managers associated with the increase in certain assets included within the UMA and Raymond James Consulting Services programs. The increase in other expense is primarily due to increases in the costs incurred so that certain funds sponsored by Eagle are available as investment choices on the platforms of other broker-dealers and increases in expenses of RJT resulting from the increase in client assets.

Six months ended March 31, 2014 compared with the six months ended March 31, 2013 – Asset Management

Pre-tax income in the Asset Management segment increased $20 million, or 48%.

Investment advisory fee revenue increased by $45 million, or 40%, primarily generated by an increase in assets under management and performance fees earned from certain managed funds. Assets under management in both managed and non-managed programs have increased substantially since the prior year. Refer to the tables above for information regarding the increases in the balances of assets under management. Performance fees, which are earned from managed funds for exceeding certain performance targets, increased $8 million over the amount earned in the prior year.

Other revenue increased by $3 million, or 14%, primarily resulting from an increase in fee income generated by our RJT subsidiary reflecting a 14% increase in RJT client assets compared to the prior year.

Expenses increased by approximately $24 million, or 27%, primarily resulting from a $8 million, or 17%, increase in administrative and performance based incentive compensation, a $7 million, or 48%, increase in investment sub-advisory fees, and a $7 million, or 40%, increase in other expenses. The increase in administrative and performance based incentive compensation is a result of: the combination of increases in performance compensation which is directly related to the increase in investment advisory fee revenues and the performance fees earned during the period; increases in salary and related expenses resulting from the addition of ClariVest on December 24, 2012; and annual salary increases and certain additions to staff associated with our operations. The increase in investment sub-advisory fee expense is directly related to the increase in advisory fees paid to the external managers associated with certain assets included within the UMA and Raymond James Consulting Services programs. The increase in other expense is primarily due to increases in the costs incurred so that certain funds sponsored by Eagle are available as investment choices on the platforms of other broker-dealers and increases in expenses of RJT resulting from the increase in client assets.

Noncontrolling interests includes the impact of the consolidation of certain subsidiary investment advisors and other subsidiaries. Total segment net income attributable to others increased by $4 million as compared to the prior year since certain of the current year performance fees were earned by certain of these subsidiaries, and therefore a portion is attributable to others.

Index

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2014	% change	2013	2014	% change	2013
	($ in thousands)
Revenues:
Interest income	$86,466	(1)%	$87,621	$170,525	(4)%	$177,995
Interest expense	(1,939)	(20)%	(2,424)	(3,884)	(23)%	(5,052)
Net interest income	84,527	(1)%	85,197	166,641	(4)%	172,943
Other income	691	(69)%	2,200	505	(87)%	3,876
Net revenues	85,218	(2)%	87,397	167,146	(5)%	176,819

Non-interest expenses:
Compensation and benefits	5,991	12%	5,344	12,273	21%	10,172
Communications and information processing	1,258	60%	785	1,943	34%	1,455
Occupancy and equipment	336	24%	272	642	19%	540
Loan loss provision	1,979	(47)%	3,737	3,615	(46)%	6,660
FDIC insurance premiums	3,333	142%	1,375	5,415	91%	2,831
Affiliate deposit account servicing fees	9,208	19%	7,762	17,671	20%	14,733
Other	6,315	64%	3,846	11,731	43%	8,209
Total non-interest expenses	28,420	23%	23,121	53,290	19%	44,600
Pre-tax income	$56,798	(12)%	$64,276	$113,856	(14)%	$132,219

RJ Bank is a national bank, regulated by the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (the “Fed”), and the FDIC. RJ Bank provides corporate, residential, and SBL and other consumer loans, as well as FDIC insured deposit accounts, to clients of our broker-dealer subsidiaries and to the general public.  RJ Bank is active in corporate loan syndications and participations, and also purchases commercial loans in the secondary market.  Residential mortgage loans are originated and held for investment or sold in the secondary market.  RJ Bank generates revenue principally through the interest income earned on loans and investments, which is offset by the interest expense it pays on client deposits and on its borrowings.

Index

The tables below present certain credit quality trends for corporate loans, residential loans, and SBL and other consumer loans:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
	(in thousands)
Net loan (charge-offs)/recoveries:
C&I loans	$(1,793)	$(460)	$(1,829)	$(550)
CRE loans	—	529	80	1,073
Residential mortgage loans	(45)	(1,350)	190	(4,189)
SBL and other consumer loans	6	(67)	18	(62)
Total	$(1,832)	$(1,348)	$(1,541)	$(3,728)

	March 31, 2014	September 30, 2013
	(in thousands)
Allowance for loan losses:
Loans held for investment:
C&I loans	$95,702	$95,994
CRE construction loans	1,799	1,000
CRE loans	22,276	19,266
Residential/mortgage loans	16,614	19,126
SBL and other consumer loans	1,549	1,115
Total	$137,940	$136,501

Nonperforming assets:
Nonperforming loans:
C&I loans	$—	$89
CRE loans	24,324	25,512
Residential mortgage loans:
Residential mortgage loans	69,732	75,889
Home equity loans/lines	408	468
Total nonperforming loans	94,464	101,958
Other real estate owned:
Residential first mortgage	2,968	2,434
Total other real estate owned	2,968	2,434
Total nonperforming assets	$97,432	$104,392

Total loans:
Loans held for sale, net(1)	$122,256	$110,292
Loans held for investment:
C&I loans	5,947,379	5,246,005
CRE construction loans	106,696	60,840
CRE loans	1,514,008	1,283,046
Residential mortgage loans	1,741,916	1,745,650
SBL and other consumer loans	772,975	555,805
Net unearned income and deferred expenses	(39,189)	(43,936)
Total loans held for investment	10,043,785	8,847,410
Total loans	$10,166,041	$8,957,702

(1)	Net of unearned income and deferred expenses.

Index

The following table presents RJ Bank’s allowance for loan losses by loan category:

	March 31, 2014		September 30, 2013
	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable
	($ in thousands)
Loans held for sale	$—	1%	$—	1%
C&I loans	80,577	49%	81,733	50%
CRE construction loans	850	—	674	—
CRE loans	19,911	13%	16,566	12%
Residential mortgage loans	16,604	17%	19,117	20%
SBL and other consumer loans	1,545	8%	1,112	6%
Foreign loans	18,453	12%	17,299	11%
Total	$137,940	100%	$136,501	100%

Information on foreign assets held by RJ Bank:

Changes in the allowance for loan losses with respect to loans RJ Bank has made to borrowers who are not domiciled in the U.S. are as follows:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
	( in thousands)
Allowance for loan losses attributable to foreign loans, beginning of period:	$18,573	$9,471	$17,299	$7,955
Provision for loan losses - foreign loans	211	1,134	1,789	2,713
Net charge-offs - foreign loans	—	—	—	—
Foreign exchange translation adjustment	(331)	(124)	(635)	(187)
Allowance for loan losses attributable to foreign loans, end of period	$18,453	$10,481	$18,453	$10,481

Cross-border outstandings represent loans (including accrued interest), interest-bearing deposits with other banks, and any other monetary assets which are denominated in a currency other than the U.S. dollar. The following table sets forth the country where RJ Bank’s total cross-border outstandings exceeded 1% of total RJF assets as of each respective period:

	Banks	C&I loans	CRE construction loans	CRE loans	Residential mortgage loans	SBL and other consumer loans	Total cross-border outstandings (1)
	(in thousands)
March 31, 2014

Canada	$33,321	$407,714	$20,206	$49,044	$595	$—	$510,880

September 30, 2013:

Canada	$44,196	$352,221	$8,093	$63,456	$1,013	$48	$469,027

(1)	Excludes any hedged, non-U.S. currency amounts.

Quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 – RJ Bank

Pre-tax income generated by the RJ Bank segment decreased $7 million, or 12%.  The decrease in pre-tax income was primarily attributable to a $2 million, or 2% decrease in net revenues, a $7 million, or 36%, increase in non-interest expenses (excluding

Index

provision for loan losses), offset by a decrease of $2 million, or 47%, in the provision for loan losses. The decline in net revenues was attributable to a $1 million decrease in net interest income and a $1 million decrease in other income.

Net interest income decreased $1 million, as a result of a decrease in the net interest margin offset by a $978 million increase in average interest-earning banking assets. The yield on interest-earning banking assets decreased to 3.04% from 3.37% due to a decline in the loan portfolio yield, which decreased to 3.43% from 3.92% due primarily to a reduction in the corporate loan portfolio yield resulting from tightened spreads and the refinancing of existing loans at lower rates. In addition, there was a decline in the residential mortgage loan portfolio yield resulting from adjustable rate loans resetting at lower rates and lower rates on new production. Primarily as a result of the decrease in the yield of the average interest-earning assets, the net interest margin decreased to 2.97% from 3.28%. The increase in average interest-earning banking assets was driven by an $1.1 billion increase in average loans with average corporate loans increasing $885 million or 14% and average SBL, increasing $297 million or 71%.

Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $1 billion to $10.4 billion.

The decrease in other income as compared to the prior year was primarily due to $1 million in additional foreign currency losses and a $1 million decrease in income from the sale of held for sale loans offset by a $1 million increase in bank-owned life insurance valuation gains.

The reduction in provision for loan losses resulted from a significant decrease in corporate criticized loans, the favorable resolution of corporate problem loans, lower LTV ratios in the residential mortgage loan portfolio, and a reduction in delinquent residential mortgage loans, which offset the loss provision related to loan portfolio growth. These credit characteristics reflected the positive impact from improved economic conditions.
The $7 million increase in non-interest expenses (excluding provision for loan losses) as compared to the prior year quarter was primarily attributable to a $2 million or 142% increase in FDIC insurance premiums, a $2 million increase in expense related to the reserve for unfunded lending commitments, a $1 million, or 19%, increase in affiliate deposit account servicing fees resulting from increased deposit balances, and a $1 million, or 12%, increase in compensation and benefits related to staff additions.

Index

The following table presents average balance, interest income and expense, the related interest yields and rates, and interest spreads for RJ Bank for the periods indicated:

	Three months ended March 31,
	2014			2013
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income(1)
Loans held for sale - all domestic	$99,079	$640	2.62%	$200,826	$1,049	2.12%
Loans held for investment:
Domestic:
C&I loans	4,747,415	42,582	3.60%	4,677,163	49,954	4.27%
CRE construction loans	31,975	342	4.28%	34,824	465	5.34%
CRE loans	1,231,022	9,057	2.94%	883,907	7,863	3.56%
Residential mortgage loans	1,752,172	12,932	2.95%	1,693,849	13,000	3.07%
SBL and other consumer loans	711,788	4,914	2.76%	414,698	2,978	2.87%
Foreign:
C&I loans	944,662	10,433	4.42%	552,609	6,367	4.61%
CRE construction loans	50,605	841	6.65%	22,772	351	6.17%
CRE loans	195,123	1,866	3.83%	144,950	2,543	7.02%	(2)
Residential mortgage loans	2,044	15	3.02%	1,982	18	3.73%
SBL and other consumer loans	1,836	17	3.71%	1,593	15	3.83%
Total loans, net	9,767,721	83,639	3.43%	8,629,173	84,603	3.92%
Agency MBS	305,390	679	0.89%	348,542	717	0.82%
Non-agency CMOs	136,337	826	2.42%	157,587	1,042	2.64%
Money market funds, cash and cash equivalents	1,100,750	668	0.24%	1,193,598	736	0.25%
FHLB stock, Federal Reserve Bank of Atlanta (“FRB”) stock, and other	82,797	654	3.20%	85,774	523	2.47%
Total interest-earning banking assets	11,392,995	$86,466	3.04%	10,414,674	$87,621	3.37%
Non-interest-earning banking assets:
Allowance for loan losses	(140,376)			(148,198)
Unrealized loss on available for sale securities	(10,123)			(9,591)
Other assets	344,887			264,658
Total non-interest-earning banking assets	194,388			106,869
Total banking assets	$11,587,383			$10,521,543

(continued on next page)

Index

	Three months ended March 31,
	2014				2013
	Average balance	Interest inc./exp.	Average yield/ cost		Average balance	Interest inc./exp.	Average yield/ cost
	(continued from previous page)
	($ in thousands)
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$324,158	$1,508	1.89%		$306,946	$1,563	2.07%
Money market, savings, and NOW accounts	9,944,070	431	0.02%		8,990,435	849	0.04%
FHLB advances and other	117,931	—	—		78,565	12	0.06%
Total interest-bearing banking liabilities	10,386,159	1,939	0.08%		9,375,946	2,424	0.10%
Non-interest-bearing banking liabilities	45,311				58,381
Total banking liabilities	10,431,470				9,434,327
Total banking shareholders’ equity	1,155,913				1,087,216
Total banking liabilities and shareholders’ equity	$11,587,383				$10,521,543
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,006,836	$84,527			$1,038,728	$85,197

Bank net interest:
Spread			2.96%	(3)			3.27%	(3)
Margin (net yield on interest-earning banking assets)			2.97%	(3)			3.28%	(3)
Ratio of interest-earning banking assets to interest-bearing banking liabilities			109.69%				111.08%
Annualized return on average:
Total banking assets			1.31%				1.62%
Total banking shareholders’ equity			13.15%				15.71%
Average equity to average total banking assets			9.98%				10.33%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended March 31, 2014 and 2013 was $9 million and $11 million, respectively.

(2)	The CRE yield was positively impacted by a loan payoff with a significant unearned discount.

(3)
The adjusted net interest spread and margin was 3.09% and 3.10%, respectively, for the three months ended March 31, 2014. The adjusted net interest spread and margin was 3.48% and 3.49%, respectively, for the three months ended March 31, 2013. The adjusted net interest spread and margin excludes the impact of excess liquidity beyond operating needs, primarily from RJBDP deposits.

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
	2014 compared to 2013
	Increase (decrease) due to
	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale - all domestic	$(531)	$122	$(409)
Loans held for investment:
Domestic:
C&I loans	750	(8,122)	(7,372)
CRE construction loans	(38)	(85)	(123)
CRE loans	3,088	(1,894)	1,194
Residential mortgage loans	448	(516)	(68)
SBL and other consumer loans	2,133	(197)	1,936
Foreign:
C&I loans	4,517	(451)	4,066
CRE construction loans	429	61	490
CRE loans	880	(1,557)	(677)
Residential mortgage loans	1	(4)	(3)
SBL and other consumer loans	2	—	2
Agency MBS	(89)	51	(38)
Non-agency CMOs	(141)	(75)	(216)
Money market funds, cash and cash equivalents	(57)	(11)	(68)
FHLB stock, FRB stock, and other	(18)	149	131
Total interest-earning banking assets	11,374	(12,529)	(1,155)

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	88	(143)	(55)
Money market, savings and NOW accounts	90	(508)	(418)
FHLB advances and other	6	(18)	(12)
Total interest-bearing banking liabilities	184	(669)	(485)
Change in net interest income	$11,190	$(11,860)	$(670)

Six months ended March 31, 2014 compared with the six months ended March 31, 2013 – RJ Bank

Pre-tax income generated by the RJ Bank segment decreased $18 million, or 14%.  The decrease in pre-tax income was primarily attributable to a $10 million, or 5% decrease in net revenues, a $12 million, or 31%, increase in non-interest expenses (excluding provision for loan losses), offset by a decrease of $3 million, or 46%, in the provision for loan losses. The decline in net revenues was attributable to a $6 million decrease in net interest income and a $4 million decrease in other income.

Net interest income decreased $6 million, as a result of a decrease in the net interest margin offset by a $900 million increase in average interest-earning banking assets. The yield on interest-earning banking assets decreased to 3.07% from 3.49% due to a decline in the loan portfolio yield, which decreased to 3.46% from 4.02% due primarily to a reduction in the corporate loan portfolio yield resulting from tightened spreads and the refinancing of existing loans at lower rates. In addition, there was a decline in the residential mortgage loan portfolio yield resulting from adjustable rate loans resetting at lower rates and lower rates on new production. Primarily as a result of the decrease in the yield of the average interest-earning assets, the net interest margin decreased to 3.00% from 3.39%. The net interest margin has declined at a much slower pace during the current fiscal year as compared to

Index

the prior fiscal year. The increase in average interest-earning banking assets was driven by an $988 million increase in average loans with average corporate loans increasing $736 million, or 12%, and average SBL, increasing $260 million, or 66%.

Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $899 million to $10 billion.

The decrease in other income as compared to the prior year was primarily due to $3 million in additional foreign currency losses and a $2 million decrease in income from the sale of held for sale loans, offset by a $1 million increase in bank-owned life insurance valuation gains.

The reduction in provision for loan losses resulted from a significant decrease in corporate criticized loans, the favorable resolution of corporate problem loans, lower LTV ratios in the residential mortgage loan portfolio, and a reduction in delinquent residential mortgage loans, which offset the loss provision related to loan portfolio growth. These credit characteristics reflected the positive impact from improved economic conditions. Net loan charge-offs decreased $2 million, or 59%, to $2 million, which was primarily attributable to improved credit characteristics within the residential mortgage loan portfolio.
The $12 million increase in non-interest expenses (excluding provision for loan losses) as compared to the prior year was primarily attributable to a $3 million, or 20%, increase in affiliate deposit account servicing fees resulting from increased deposit balances, a $3 million or 91% increase in FDIC insurance premiums, a $2 million, or 21%, increase in compensation and benefits related to staff additions, and a $2 million increase in expense related to the reserve for unfunded lending commitments.

Index

The following table presents average balance, interest income and expense, the related interest yields and rates, and interest spreads for RJ Bank for the periods indicated:

	Six months ended March 31,
	2014			2013
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income(1)
Loans held for sale - all domestic	$119,336	$1,462	2.46%	$184,557	$2,019	2.19%
Loans held for investment:
Domestic:
C&I loans	4,583,375	85,319	3.70%	4,612,136	101,859	4.39%
CRE construction loans	27,501	661	4.76%	31,182	876	5.56%
CRE loans	1,172,499	17,550	2.96%	867,980	14,923	3.40%
Residential mortgage loans	1,750,286	25,973	2.94%	1,693,473	26,383	3.08%
SBL and other consumer loans	652,427	9,202	2.79%	392,381	5,881	2.96%
Foreign:
C&I loans	912,314	19,677	4.27%	530,877	13,049	4.86%
CRE construction loans	43,163	1,259	5.77%	21,761	697	6.34%
CRE loans	188,481	3,682	3.86%	127,155	6,160	9.58%	(2)
Residential mortgage loans	1,951	30	3.06%	1,825	34	3.72%
SBL and other consumer loans	1,776	33	3.72%	1,636	32	3.90%
Total loans, net	9,453,109	164,848	3.46%	8,464,963	171,913	4.02%
Agency MBS	312,523	1,369	0.88%	344,813	1,452	0.84%
Non-agency CMOs	138,511	1,733	2.50%	160,515	2,197	2.74%
Money market funds, cash and cash equivalents	1,018,829	1,322	0.26%	1,050,185	1,330	0.25%
FHLB stock, FRB stock, and other	81,262	1,253	3.09%	84,014	1,103	2.63%
Total interest-earning banking assets	11,004,234	$170,525	3.07%	10,104,490	$177,995	3.49%
Non-interest-earning banking assets:
Allowance for loan losses	(138,946)			(148,142)
Unrealized loss on available for sale securities	(10,990)			(12,478)
Other assets	297,140			275,948
Total non-interest-earning banking assets	147,204			115,328
Total banking assets	$11,151,438			$10,219,818
(continued on next page)

Index

	Six months ended March 31,
	2014				2013
	Average balance	Interest inc./exp.	Average yield/ cost		Average balance	Interest inc./exp.	Average yield/ cost
	(continued from previous page)
	($ in thousands)
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$322,075	$3,056	1.90%		$312,265	$3,226	2.07%
Money market, savings, and NOW accounts	9,551,067	828	0.02%		8,702,495	1,662	0.04%
FHLB advances and other	105,892	—	—		65,034	164	0.51%
Total interest-bearing banking liabilities	9,979,034	3,884	0.08%		9,079,794	5,052	0.11%
Non-interest-bearing banking liabilities	37,727				70,694
Total banking liabilities	10,016,761				9,150,488
Total banking shareholders’ equity	1,134,677				1,069,330
Total banking liabilities and shareholders’ equity	$11,151,438				$10,219,818
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,025,200	$166,641			$1,024,696	$172,943

Bank net interest:
Spread			2.99%	(3)			3.38%	(3)
Margin (net yield on interest-earning banking assets)			3.00%	(3)			3.39%	(3)
Ratio of interest-earning banking assets to interest-bearing banking liabilities			110.27%				111.29%
Annualized return on average:
Total banking assets			1.34%				1.67%
Total banking shareholders’ equity			13.16%				15.98%
Average equity to average total banking assets			10.18%				10.46%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the six months ended March 31, 2014 and 2013 was $17 million and $25 million, respectively.

(2)	The CRE yield was positively impacted by a loan payoff with a significant unearned discount.

(3)
The adjusted net interest spread and margin was 3.11% and 3.12%, respectively, for the six months ended March 31, 2014. The adjusted net interest spread and margin was 3.56% and 3.57%, respectively, for the six months ended March 31, 2013. The adjusted net interest spread and margin excludes the impact of excess liquidity beyond operating needs, primarily from RJBDP deposits.

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
	2014 compared to 2013
	Increase (decrease) due to
	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale - all domestic	$(714)	$157	$(557)
Loans held for investment:
Domestic:
C&I loans	(635)	(15,905)	(16,540)
CRE construction loans	(103)	(112)	(215)
CRE loans	5,236	(2,609)	2,627
Residential mortgage loans	885	(1,295)	(410)
SBL and other consumer loans	3,897	(576)	3,321
Foreign:
C&I loans	9,375	(2,747)	6,628
CRE construction loans	685	(123)	562
CRE loans	2,971	(5,449)	(2,478)
Residential mortgage loans	2	(6)	(4)
SBL and other consumer loans	2	(1)	1
Agency MBS	(136)	53	(83)
Non-agency CMOs	(301)	(163)	(464)
Money market funds, cash and cash equivalents	(40)	32	(8)
FHLB stock, FRB stock, and other	(36)	186	150
Total interest-earning banking assets	21,088	(28,558)	(7,470)

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	101	(271)	(170)
Money market, savings and NOW accounts	162	(996)	(834)
FHLB advances and other	103	(267)	(164)
Total interest-bearing banking liabilities	366	(1,534)	(1,168)
Change in net interest income	$20,722	$(27,024)	$(6,302)

Index

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2014	% change	2013	2014	% change	2013
	($ in thousands)
Revenues:
Interest income	$3,932	19%	$3,295	$7,481	14%	$6,584
Investment advisory fees	275	(24)%	361	558	(23)%	722
Other	(225)	NM	66,406	16,032	(82)%	88,215
Total revenues	3,982	(94)%	70,062	24,071	(75)%	95,521

Interest expense	19,608	(1)%	19,835	38,877	(1)%	39,449
Net revenues	(15,626)	(131)%	50,227	(14,806)	(126)%	56,072

Non-interest expenses:
Compensation and other	11,811	21%	9,749	21,302	19%	17,855
Acquisition related expenses	—	(100)%	20,922	—	(100)%	38,304
Total non-interest expenses	11,811	(61)%	30,671	21,302	(62)%	56,159
Loss before taxes and including noncontrolling interests	(27,437)	240%	19,556	(36,108)	NM	(87)
Noncontrolling interests	447		43,648	6,701		56,447
Pre-tax loss excluding noncontrolling interests	$(27,884)	(16)%	$(24,092)	$(42,809)	24%	$(56,534)

This segment includes our principal capital and private equity activities as well as various corporate overhead costs of RJF including the interest cost on our public debt, and the acquisition and integration costs associated with our acquisitions including, most significantly, Morgan Keegan.

Quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 – Other

The pre-tax loss generated by this segment increased by approximately $4 million, or 16%.

Net revenues in this segment decreased $66 million, or 131%. This is attributable to the $65 million in revenues in the prior year period associated with an increase in the fair market value, as well as dividends we received from, our indirect investment in Albion, an investment which was sold in April 2013 and therefore such revenues did not recur in the current period. There were no significant revenues arising from any of our private equity portfolio investments during the current quarter.

Non-interest expenses decreased $19 million, or 61%. The decrease is primarily a result of a decrease in acquisition related expenses, which in the current period are no longer material for separate disclosure since our integration of Morgan Keegan was substantially complete as of September 30, 2013. The acquisition related expenses incurred in the prior year period were primarily comprised of expenses associated with the integration of Morgan Keegan’s operations into our own (see Note 3 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on the components of the prior year period expense).

The portion of revenue attributable to noncontrolling interests decreased $43 million compared to the prior year period. This decrease is almost entirely a result of the portion of the prior year period Albion revenues described above which we did not own.

Six months ended March 31, 2014 compared with the six months ended March 31, 2013 – Other

The pre-tax loss generated by this segment decreased by approximately $14 million, or 24%.

Net revenues in this segment decreased $71 million, or 126%. The decrease is primarily attributable to approximately $74 million of prior year revenues associated with our indirect investment in Albion, an investment which was sold in April 2013 and therefore such revenues did not recur in the current year. Partially offsetting these decreases, we realized a $5 million increase in

Index

the current year from gains on redemptions or sales of ARS, most notably arising from the current year redemption of Jefferson County Alabama Sewer Revenue Refunding Warrants ARS.

Non-interest expenses decreased $35 million, or 62%. The decrease is primarily a result of a decrease in acquisition related expenses, which in the current year are no longer material for separate disclosure since our integration of Morgan Keegan was substantially complete as of September 30, 2013. The acquisition related expenses incurred in the prior year period were primarily comprised of expenses associated with the integration of Morgan Keegan’s operations into our own (see Note 3 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on the components of the prior year expense).

The portion of revenue attributable to noncontrolling interests decreased by nearly $50 million compared to the prior year. Of the prior year Albion revenues received, approximately $50 million related to the portion of that investment which we did not own.

Certain statistical disclosures by bank holding companies

As a financial holding company, we are required to provide certain statistical disclosures by bank holding companies pursuant to the Securities and Exchange Commission’s Industry Guide 3.  Certain of those disclosures are as follows for the periods indicated:

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013

RJF return on assets (1)	1.9%	1.4%	1.9%	1.5%
RJF return on equity (2)	10.9%	9.3%	11.7%	9.8%
Equity to assets (3)	18.6%	17.2%	17.8%	17.3%
Dividend payout ratio(4)	22.2%	25.0%	20.8%	23.9%

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

Index

Cash provided by operating activities during the six months ended March 31, 2014 was $133 million. Cash generated by successful operating results over the period resulted in a $254 million increase in cash.  Significant changes in various other asset and liability balances which impact cash include: a $1.51 billion decrease in assets segregated pursuant to regulations and other segregated assets, which results in an increase in cash. Brokerage client payables and other accounts payable decreased $1.8 billion which results in an offsetting decrease in cash. Both of these activities are largely the result of a decrease in client cash deposits, refer to the discussion of the impact of an increase in the capacity to re-deposit client cash with unaffiliated banks who participate in our RJBDP, as described in the statement of financial condition analysis that follows within this Item 2, for more information regarding these activities. Other significant activities that impacted operating cash include: an increase in securities sold under agreements to repurchase, net of securities purchased under agreements to resell, resulted in a $148 million increase in operating cash. A decrease in prepaid expenses and other assets resulted in an $83 million increase in operating cash. A decrease in brokerage client and other receivables resulted in an increase of $80 million in operating cash. An increase in the stock loaned, net of stock borrowed balances resulted in a $39 million increase in operating cash. Partially offsetting these activities which resulted in increases of cash, decreases in cash resulted from the following activities: we used $93 million in operating cash as the accrued compensation, commissions and benefits decreased, partially resulting from the annual payment of certain incentive awards. An increase in trading instruments held which resulted in a decrease of $59 million in operating cash. All other components of operating activities combined to net a $26 million decrease in operating cash.

Investing activities resulted in the use of $1.16 billion of cash during the six months ended March 31, 2014.  The primary investing activity was the use of $1.23 billion in cash to fund an increase in bank loans, net of proceeds from sales of loans held for investment.  We received proceeds from the maturation, repayment, redemption or sale of securities in our available for sale security portfolio of $69 million, net of purchases of additional securities.

Financing activities provided $1.09 billion of cash during the six months ended March 31, 2014.  Increases in RJ Bank deposits provided $1.12 billion, while we received $22 million in cash upon the exercise of stock options and employee stock purchases. We used $43 million in payment of dividends to our shareholders. All other components of financing activities combined to net a $11 million use of cash.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities, should provide adequate funds for continuing operations at current levels of activity.

Sources of Liquidity

Approximately $1.07 billion of our total March 31, 2014 cash and cash equivalents (a portion of which is invested on behalf of the parent company by RJ&A) was available to us without restrictions. The cash and cash equivalents held were as follows:

Cash and cash equivalents:	March 31, 2014
(in thousands)
RJF	$275,751
RJ&A(1)	1,012,743
RJ Bank	1,004,613
Other subsidiaries	348,769
Total cash and cash equivalents	$2,641,876

(1)	RJF has loaned $814 million to RJ&A as of March 31, 2014, which RJ&A has invested on behalf of RJF in cash and cash equivalents.

In addition to the liquidity on hand described above, we have other various potential sources of liquidity which are described below.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A and RJ Bank.

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from customer transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit balances.  At March 31, 2014, RJ&A significantly exceeded both the minimum regulatory and its financing covenants net capital requirements. At that date, RJ&A had excess net capital of approximately $472 million, of which approximately $240 million is available for dividend while still maintaining its desired net capital ratio of 15% of aggregate debit

Index

items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without Financial Industry Regulatory Authority (“FINRA”) approval.

RJ Bank may pay dividends to the parent company without prior approval by its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted capital to risk-weighted assets ratios. At March 31, 2014, RJ Bank was operating at its targeted total capital to risk-weighted assets ratio of 12.5%.

Liquidity available to us from our subsidiaries, other than RJ&A and RJ Bank, is relatively insignificant and in certain instances may be subject to regulatory requirements.

Borrowings and Financing Arrangements

The following table presents our domestic financing arrangements with third party lenders that we generally utilize to finance a portion of our fixed income securities trading instruments held, and the outstanding balances related thereto, as of March 31, 2014:

	Committed secured(1)		Uncommitted secured (1)(2)		Uncommitted unsecured (1)(2)		Total
	Financing amount	Outstanding balance	Financing amount	Outstanding balance	Financing amount	Outstanding balance	Financing amount	Outstanding balance
	($ in thousands)
RJ&A	$400,000	$70,000	$1,750,000	$194,663	$350,000	$—	$2,500,000	$264,663
RJ Securities, Inc.	100,000	5,000	—	—	—	—	100,000	5,000
RJF	—	—	—	—	100,000	—	100,000	—
Total	$500,000	$75,000	$1,750,000	$194,663	$450,000	$—	$2,700,000	$269,663
Total number of agreements	4		6		7		17

(1)	Our ability to borrow is dependent upon compliance with the conditions in the various committed loan agreements and collateral eligibility requirements.

(2)	Lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

The committed domestic financing arrangements are in the form of either tri-party repurchase agreements or a secured line of credit.  The uncommitted domestic financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit.

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $12 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. There were no borrowings outstanding on any of these lines of credit as of March 31, 2014.

RJ Bank has $1 billion in immediate credit available from the FHLB on March 31, 2014 and total available credit of 30% of total assets, with the pledge of additional collateral to the FHLB. On October 9, 2013, RJ Bank entered into a forward-starting advance transaction with the FHLB to borrow $25 million on October 13, 2015. Once funded, this borrowing will bear interest at the rate of 3.4%, and will mature on October 13, 2020.

RJ Bank is eligible to participate in the Fed’s discount-window program; however, RJ Bank does not view borrowings from the Fed as a primary means of funding.  The credit available in this program is subject to periodic review and may be terminated or reduced at the discretion of the Fed.

From time to time we purchase short-term securities under agreements to resell (“Reverse Repurchase Agreements”) and sell securities under agreements to repurchase (“Repurchase Agreements”).  We account for each of these types of transactions as collateralized financings with the outstanding balances on the Repurchase Agreements included in securities sold under agreements to repurchase. At March 31, 2014, collateralized financings outstanding in the amount of $378 million are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. Of this total, outstanding balances on the committed and uncommitted Repurchase Agreements (which are reflected in the table of domestic financing arrangements above) were $70 million and $121 million, respectively, as of March 31, 2014.  Such financings

Index

are generally collateralized by non-customer, RJ&A owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 133% of the amount financed.

The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period end balances for Repurchase Agreements and Reverse Repurchase Agreements of RJF are as follows:

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended:	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
	(in thousands)
March 31, 2014	$316,581	$377,677	$377,677	$685,402	$674,694	$637,486
December 31, 2013	328,867	363,845	345,701	642,940	658,244	638,893
September 30, 2013	267,984	300,933	300,933	643,422	709,120	709,120
June 30, 2013	335,497	397,398	248,382	689,219	744,084	578,147
March 31, 2013	287,797	397,712	397,712	585,824	742,498	623,966

At March 31, 2014, in addition to the financing arrangements described above, we had corporate debt of $1.2 billion. The balance is comprised of $350 million outstanding on our 6.90% senior notes due 2042, $249 million outstanding on our 5.625% senior notes due 2024, $300 million outstanding on our 8.60% senior notes due August 2019, $250 million outstanding on our 4.25% senior notes due April 2016 and $44 million outstanding on a 5.7% mortgage loan for our home-office complex.

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

Other sources of liquidity

We own life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. The policies which we could readily borrow against have a cash surrender value of approximately $210

Index

million as of March 31, 2014 and we are able to borrow up to 90%, or $189 million of the March 31, 2014 total, without restriction.  There are no borrowings outstanding against any of these policies as of March 31, 2014.

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

Statement of financial condition analysis

The assets on our condensed consolidated statement of financial condition consist primarily of cash and cash equivalents (a large portion of which is segregated for the benefit of customers), receivables including bank loans, financial instruments held for either trading purposes or as investments, and other assets.  A significant portion of our assets are liquid in nature, providing us with flexibility in financing our business.  Total assets of $22.9 billion at March 31, 2014 are approximately $317 million, or 1%, less than our total assets as of September 30, 2013.  The decrease in total assets at March 31, 2014 compared to September 30, 2013 is primarily the result of the following activities: a $1.5 billion decrease in segregated assets pursuant to federal regulations, which results from an increase during the current year in the capacity of the unaffiliated banks who participate in our RJBDP to accept client cash balances under the program. With the increase in RJBDP capacity, we increased the client cash balances re-deposited with such unaffiliated banks, which reduces the amount of brokerage client liabilities carried on our financial statements. Receivables from brokers-dealers and clearing organizations decreased $158 million as certain receivable balances associated with our broker-dealer subsidiaries in the normal course of their businesses which were outstanding as of September 30, 2013 were settled during the current year and did not recur. Securities purchased under agreements to resell and other collateralized financings decreased $72 million. The investment balance associated with our available for sale securities portfolio decreased $52 million primarily as a result of redemptions and maturations of certain securities in the portfolio. Partially offsetting the decreases in assets described above, net bank loans receivable increased $1.2 billion due to growth of RJ Bank’s net loan portfolio during the current year. Trading instrument asset levels increased $68 million, primarily due to increases in Agency MBS and CMOs securities in support of opportunities in our fixed income operations. Cash and cash equivalents increased $45 million, refer to the discussion of the various sources and uses of cash during the period in the preceding liquidity and capital resources section of this MD&A.

As of March 31, 2014, our liabilities of $18.7 billion were $527 million, or 3% less than our liabilities as of September 30, 2013. The decrease in liabilities at March 31, 2014 compared to September 30, 2013 is primarily due to the following: a $1.8 billion decrease in brokerage client payables, which occurred due to the increase in capacity with unaffiliated banks in our RJBDP program and the resultant increase in client cash balances that were re-deposited with unaffiliated banks, which reduces the amount of brokerage client payable balances carried on our financial statements (refer to the related decrease in segregated assets pursuant to federal regulations discussed in the preceding paragraph). Accrued compensation, commissions and benefits decreased $92 million largely as a result of the annual payment of incentive compensation awards during the current year. Partially offsetting the decreases, bank deposit liabilities increased $1.1 billion, reflecting increased deposits at RJ Bank.

Contractual obligations, commitments and contingencies

As of March 31, 2014 and since September 30, 2013, there have been no material changes in our contractual obligations other than in the ordinary course of business. See Note 16 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, and the contractual obligations, commitments and contingencies section of Item 7 on page 70 of our 2013 Form 10-K, for additional information.

Index

Regulatory

The following discussion should be read in conjunction with the description of the regulatory framework applicable to the financial services industry and relevant to us as described in the Regulation section of Item 1 on pages 10 - 13 of our 2013 Form 10-K, and the Regulatory section on page 71 of our 2013 Form 10-K.

RJ&A, MK & Co., RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of March 31, 2014.

RJ Ltd. was not in Early Warning Level 1 or Level 2 as of or during the six months ended March 31, 2014.

As part of the legislation known as the Dodd-Frank Wall Street Reform & Consumer Protection Act (“Dodd-Frank Act”), congress adopted a ban on proprietary trading and restricted investment in hedge funds and private equity by commercial banks and their affiliates (the “Regulated Entities”), the so-called “Volcker Rule.” On December 10, 2013, the SEC adopted a final version of the Volcker Rule. The final Volcker Rule prohibits Regulated Entities from engaging in “proprietary trading” and imposes limitations on the extent to which Regulated Entities are permitted to invest in certain “covered funds” (i.e. hedge funds and private equity funds) and requires that such investments be fully deducted from Tier 1 Capital. The final Volcker Rule broadly limits a Regulated Entity’s aggregate ownership in hedge funds and private equity funds to three percent of Tier I capital, although the impact of such limit to RJF’s investment portfolio is subject to further analysis. Additionally, Regulated Entities are prohibited from owning three percent or more of any single fund. Congress provided an exemption for certain permitted activities of Regulated Entities which were identified as systemically important, such as market making, hedging, securitization, and risk management.

The final rules became effective as of April 1, 2014 and conformance is required by July 21, 2015. However, the conformance period may be subject to two additional one-year extensions by the Fed. Furthermore, Regulated Entities can apply for an additional five-year extension for certain qualifying investments. We are in the process of evaluating the impact these final rules will have on our business operations. We currently maintain investments in selected private equity and merchant banking entities, some of which may meet the definition of “covered funds” and therefore be subject to certain limitations. The amount of future investments of this nature that we may make may be limited in order to maintain compliance levels specified by the regulation. Further, subsequent interpretations of what constitutes “covered funds” under the final Volcker Rule may adversely impact our analysis. We continue to review the details contained in the final Volcker Rule to assess its impact on these operations, and based upon our latest analysis and understandings of these regulations, we do not anticipate that it will have a material impact on our results of operations.

RJF and RJ Bank are subject to various regulatory and capital requirements. Under the regulatory framework for prompt corrective action, RJF and RJ Bank met the requirements to be categorized as “well capitalized” as of March 31, 2014. One of RJ Bank’s U.S. subsidiaries is an agreement corporation and is subject to regulation by the Fed. As of March 31, 2014, this RJ Bank subsidiary met the capital adequacy guideline requirements.

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

Index

Valuation of financial instruments, investments and other assets

The use of fair value to measure financial instruments, with related gains or losses recognized in our Condensed Consolidated Statements of Income and Comprehensive Income, is fundamental to our financial statements and our risk management processes. See Note 2 on pages 106 - 111 of our 2013 Form 10-K for a discussion of our fair value accounting policies regarding financial instruments owned and financial instruments sold but not yet purchased. Since September 30, 2013, we have not implemented any material changes in the accounting policies described therein during the period covered by this report.

“Trading instruments” and “available for sale securities” are reflected in the Condensed Consolidated Statements of Financial Condition at fair value or amounts that approximate fair value. Unrealized gains and losses related to these financial instruments are reflected in our net income or our other comprehensive income, depending on the underlying purpose of the instrument.

As of March 31, 2014, 8.7% of our total assets and 2.6% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $418 million as of March 31, 2014 and represent 21% of our assets measured at fair value. Our ARS positions comprise $222 million, or 53%, and our private equity investments comprise $191 million, or 46%, of the Level 3 assets as of March 31, 2014.  Level 3 assets represent 9.9% of total equity as of March 31, 2014.

Financial instruments which are liabilities categorized as Level 3 amount to $82 thousand as of March 31, 2014 and represent less than 1% of liabilities measured at fair value.

See Notes 5, 6, 7 and 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our financial instruments.

Goodwill

Goodwill involves the application of significant management judgment. For a discussion of our goodwill as of September 30, 2013, see the Goodwill section in Item 7 on pages 76 - 77 of our 2013 Form 10-K.

We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  We have elected December 31 as our annual goodwill impairment evaluation date. During the quarter ended March 31, 2014, we performed a qualitative assessment for each reporting unit that includes an allocation of goodwill to determine whether it is more likely than not that the carrying value of such reporting unit, including the recorded goodwill, is in excess of the fair value of the reporting unit. In any instance in which we are unable to qualitatively conclude that it is more likely than not that the fair value of the reporting unit exceeds the reporting unit carrying value including goodwill, a quantitative analysis of the fair value of the reporting unit would be performed. Based upon the outcome of our qualitative assessment, we determined that no quantitative analysis of the fair value of any reporting unit as of December 31, 2013 was required, and we concluded that none of the goodwill allocated to any of our reporting units as of December 31, 2013 was impaired. No events have occurred since December 31, 2013 that would cause us to update our latest annual impairment testing.

Loss provisions

Refer to the discussion of loss provisions in Item 7 on pages 77 -78 of our 2013 Form 10-K.

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information.

At March 31, 2014, the amortized cost of all RJ Bank loans was $10.2 billion and an allowance for loan losses of $138 million was recorded against that balance. The total allowance for loan losses is equal to 1.37% of the amortized cost of the loan portfolio.

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

In April 2014, the FASB issued new guidance which changes the prior guidance regarding the requirements for reporting discontinued operations. Under the new guidance, a disposal of a component of an entity or a group of components of an entity, are required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: 1) the component of an entity or group of components of an entity meets certain criteria to be classified as held for sale. 2) The component of an entity or group of components of an entity is disposed of by sale. 3) The component of an entity or group of components of an entity is disposed of other than by sale (for example by abandonment or in a distribution to owners in a spinoff). The new guidance requires additional disclosures about discontinued operations that meet the above criteria. This new guidance is first effective prospectively, for all disposals of components of an entity that occur commencing with the beginning of our fiscal year 2016, however early adoption is permitted in certain circumstances.  To the extent that we have any disposals of an entity or a group of components of an entity that fall within the scope of this clarifying guidance, we will evaluate the option of adopting this guidance early. Given that this guidance applies to entity specific transactions, we are unable to estimate the impact, if any, this new guidance may have on our financial position or results of operations.

Index

Off-Balance Sheet arrangements

For information regarding our off-balance sheet arrangements, see Note 21 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, and Note 26 on pages 184 - 186 of the Notes to Consolidated Financial Statements in our 2013 Form 10-K.

Effects of inflation

For information regarding the effects of inflation on our business, see the Effects of Inflation section of Item 7 on page 79 of our 2013 Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

For a description of our risk management policies, including a discussion of our primary market risk exposures, which include interest rate risk and equity price risk, as well as a discussion of our foreign exchange risk, credit risk including a discussion of our loan underwriting policies and risk monitoring processes applicable to RJ Bank, liquidity risk, operational risk, and regulatory and legal risk and a discussion of how these exposures are managed, refer to Item 7A on pages 80 - 94 of our 2013 Form 10-K.

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

We have chosen the historical period of twelve months to be representative of the current interest rate and equity markets.  We utilize stress testing to complement our VaR analysis so as to measure risk under historical and hypothetical adverse scenarios.  VaR results are indicative of relatively recent changes in general interest rates and equity markets and are not designed to capture historical stress periods beyond the twelve month historical period. Back testing procedures performed include comparing projected VaR results to regulatory-defined daily trading losses, which excludes fees, commissions, reserves, net interest income, and intraday trading, as required by the MRR.  We then verify that the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the six months ended March 31, 2014, the reported regulatory-defined daily loss in our trading portfolios did not exceed the predicted VaR on any trading day.

Index

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

The following table sets forth the high, low, and daily average VaR for all of our trading portfolios, including fixed income, equity, and derivative instruments, as of the period and dates indicated:

	Six months ended March 31, 2014			VaR at
	High	Low	Daily Average	March 31, 2014	September 30, 2013
	(in thousands)
Daily VaR	$2,647	$999	$1,586	$1,747	$1,471

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

Separately, RJF provides additional market risk disclosures to comply with the “Risk-Based Capital Guidelines: Market Risk” rule released by the Fed, the OCC and the FDIC. The results of the application of this market risk capital rule, also known as Basel 2.5, are available on our website under “Our Company - Financial Reports - Market Risk Rule Disclosure” within 45 days after the end of each of our reporting periods (the information on our website is not incorporated by reference into this report).

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA MBS.  The MBS securities are issued on behalf of various state and local HFA’s and consist of the mortgages originated through their lending programs. RJ&A’s forward GNMA MBS purchase commitment arises at the time of the loan reservation for a borrower in the HFA lending program (these loan reservations fix the terms of the mortgage, including the interest rate and maximum principal amount).  The underlying terms of the GNMA MBS purchase, including the price for the MBS security (which is dependent upon the interest rates associated with the underlying mortgages) are also fixed at loan reservation.  Upon acquisition of the MBS security, RJ&A typically sells such security in open market transactions as part of its fixed income operations.  In order to hedge the interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into TBA security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future. See Note 16 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these activities and the related balances outstanding as of March 31, 2014.

Banking operations

RJ Bank maintains an earning asset portfolio that is comprised of C&I, commercial and residential real estate, and SBL and other consumer loans, as well as MBS, CMOs, Small Business Administration loan securitizations, deposits at other banks and other investments.  Those earning assets are funded by RJ Bank’s obligations to customers (i.e. customer deposits).  Based on its current earning asset portfolio, RJ Bank is subject to interest rate risk.  The current economic environment has led to an extended period of low market interest rates.  As a result, the majority of RJ Bank’s adjustable rate assets and liabilities have experienced a reduction in interest rate yields and costs that reflect these very low market interest rates.  During the current period, RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the economic value of equity, both in a range of interest rate scenarios.

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity are described on page 82 of our 2013 Form 10-K. There were no material changes to these methods during the six months ended March 31, 2014.

Index

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using the asset/liability model applied by RJ Bank:

Instantaneous changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)
+300	$404,296	11.34%
+200	$399,750	10.09%
+100	$396,803	9.28%
0	$363,120	—
-100	$344,122	(5.23)%

Refer to the Net Interest section of MD&A, in Item 2 of this Form 10-Q, for a discussion and estimate of the potential favorable impact on RJF’s pre-tax income that could result from a 100 basis point instantaneous rise in short-term interest rates applicable to RJF’s entire operations.

The following table presents the amount of RJ Bank’s interest-earning assets and interest-bearing liabilities expected to reprice, prepay or mature in each of the indicated periods at March 31, 2014:

	Repricing opportunities
	0 - 6 months	7 - 12 months	1 - 5 years	5 or more years
	(in thousands)
Interest-earning assets:
Loans	$9,119,319	$376,757	$436,454	$272,700
Available for sale securities	223,212	18,546	118,586	71,208
Other investments	1,088,972	—	—	—
Total interest-earning assets	10,431,503	395,303	555,040	343,908
Interest-bearing liabilities:
Transaction and savings accounts	10,087,744	—	—	—
Certificates of deposit	26,886	36,891	263,146	28
Total interest-bearing liabilities	10,114,630	36,891	263,146	28
Gap	316,873	358,412	291,894	343,880
Cumulative gap	$316,873	$675,285	$967,179	$1,311,059

The following table shows the contractual maturities of RJ Bank’s loan portfolio at March 31, 2014, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One year or less	>One year – five years	> 5 years	Total
	(in thousands)
Loans held for sale	$—	$49	$109,573	$109,622
Loans held for investment:
C&I loans	47,810	3,406,495	2,493,074	5,947,379
CRE construction loans	61,675	45,021	—	106,696
CRE loans	121,927	1,179,572	212,509	1,514,008
Residential mortgage loans	3,757	18,224	1,719,935	1,741,916
SBL and other consumer loans	768,926	4,000	49	772,975
Total loans held for investment	1,004,095	4,653,312	4,425,567	10,082,974
Total loans	$1,004,095	$4,653,361	$4,535,140	$10,192,596

Index

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at March 31, 2014:

	Interest rate type
	Fixed	Adjustable		Total(1)
	(in thousands)
Loans held for sale	$4,568	$105,054		$109,622
Loans held for investment:
C&I loans	32,296	5,867,273		5,899,569
CRE construction loans	—	45,021		45,021
CRE loans	67,434	1,324,647		1,392,081
Residential mortgage loans	258,792	1,479,367	(2)	1,738,159
SBL and other consumer loans	4,049	—		4,049
Total loans held for investment	362,571	8,716,308		9,078,879
Total loans	$367,139	$8,821,362		$9,188,501

(1)	Excludes any net unearned income and deferred expenses.

(2)	See the discussion within the “Risk Monitoring process” section of Item 3 in this Form 10-Q, for additional information regarding RJ Bank’s interest-only loan portfolio and related repricing schedule.

Equity price risk

We are exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A and RJ Ltd. RJ&A’s broker-dealer activities are primarily client-driven, with the objective of meeting clients’ needs while earning a trading profit to compensate for the risk associated with carrying inventory.  RJ Ltd. has a proprietary trading business; the average aggregate inventory held for proprietary trading by RJ Ltd. during the six months ended March 31, 2014 was CDN $9.2 million.  We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.

Foreign exchange risk

We are subject to foreign exchange risk due to: financial instruments denominated in U.S. dollars predominantly held by RJ Ltd., whose functional currency is the Canadian dollar, which may be impacted by fluctuation in foreign exchange rates; certain loans held by RJ Bank denominated in Canadian currency; and our investments in foreign subsidiaries.

In order to mitigate its portion of this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of March 31, 2014, RJ Ltd. held forward contracts to buy and sell U.S. dollars totaling CDN $4 million, and CDN $10.3 million, respectively. In addition, RJ Bank’s U.S. subsidiaries hedge the foreign exchange risk related to their net investment in a Canadian subsidiary utilizing short-term, forward foreign exchange contracts. These derivative agreements are accounted for as net investment hedges in the Condensed Consolidated Financial Statements.  See Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information regarding these derivative contracts.

Credit risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction, and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities. See further discussion of our credit risk on pages 84 - 92 of our 2013 Form 10-K.

RJ Bank has substantial corporate and residential mortgage loan portfolios.  A significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector or sectors where RJ Bank has a concentration could result in large provisions for loan losses and/or charge-offs.

Several factors were taken into consideration in evaluating the allowance for loan losses at March 31, 2014, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. RJ Bank further stratified the performing residential mortgage loan portfolio based upon updated LTV estimates with higher reserve percentages allocated to the higher LTV loans. Finally, RJ Bank considered current economic conditions that

Index

might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate. There was no material change in RJ Bank’s methodology for determining the allowance for loan losses during the six months ended March 31, 2014.

Changes in the allowance for loan losses of RJ Bank are as follows:

	Six months ended March 31,
	2014	2013
	($ in thousands)
Allowance for loan losses, beginning of year	$136,501	$147,541
Provision for loan losses	3,615	6,660
Charge-offs:
C&I loans	(1,845)	(550)
Residential mortgage loans	(879)	(5,066)
SBL and other consumer	—	(75)
Total charge-offs	(2,724)	(5,691)
Recoveries:
C&I loans	16	—
CRE loans	80	1,073
Residential mortgage loans	1,069	877
SBL and other consumer	18	13
Total recoveries	1,183	1,963
Net recoveries/(charge-offs)	(1,541)	(3,728)
Foreign exchange translation adjustment	(635)	(187)
Allowance for loan losses, end of period	$137,940	$150,286

Allowance for loan losses to bank loans outstanding	1.37%	1.75%

The primary factors influencing the provision for loan losses during the period were a significant decrease in corporate criticized loans compared to the prior year, the favorable resolution of corporate problem loans, lower LTV ratios in the residential mortgage loan portfolio, and a reduction in delinquent residential mortgage loans, which offset the loss provision related to loan portfolio growth. These credit characteristics reflected the positive impact from improved economic conditions. The allowance for loan losses decreased to $138 million as of March 31, 2014 from $150 million as of March 31, 2013 due to the improved credit characteristics of the loan portfolio and the charge-off of corporate loans that were fully reserved in prior periods.

The following table presents net loan charge-offs and the percentage of net loan charge-offs to the average outstanding loan balances by loan portfolio segment:

	Three months ended March 31,				Six months ended March 31,
	2014		2013		2014		2013
	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$(1,793)	0.13%	$(460)	0.04%	$(1,829)	0.07%	$(550)	0.02%
CRE loans	—	—	529	0.21%	80	0.01%	1,073	0.22%
Residential mortgage loans	(45)	0.01%	(1,350)	0.32%	190	0.02%	(4,189)	0.49%
SBL and other consumer loans	6	—	(67)	0.06%	18	0.01%	(62)	0.03%
Total	$(1,832)	0.08%	$(1,348)	0.06%	$(1,541)	0.03%	$(3,728)	0.09%

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. The 59% decline in net loan charge-offs for the current year as compared to prior year was primarily attributable to the net recovery on residential mortgage loans. Net loan charge-offs for the current year have been trending lower for the residential mortgage loan portfolio compared to the prior year.

Index

The table below presents nonperforming loans and total allowance for loan losses:

	March 31, 2014		September 30, 2013
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	(in thousands)
Loans held for investment:
C&I loans	$—	$(95,702)	$89	$(95,994)
CRE construction loans	—	(1,799)	—	(1,000)
CRE loans	24,324	(22,276)	25,512	(19,266)
Residential mortgage loans	70,140	(16,614)	76,357	(19,126)
SBL and other consumer loans	—	(1,549)	—	(1,115)
Total	$94,464	$(137,940)	$101,958	$(136,501)

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased during the six months ended March 31, 2014.  This decrease was primarily due to a $6.2 million decrease in nonperforming residential mortgage loans and a $1.2 million decrease in nonperforming CRE loans.  Included in nonperforming residential mortgage loans are $57.7 million in loans for which $33 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance.

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described on page 89 of our 2013 Form 10-K. There was no material change in RJ Bank’s underwriting policies during the six months ended March 31, 2014.

Risk monitoring process

The credit risk strategy component of ongoing risk monitoring and review processes at RJ Bank for all residential, consumer and corporate credit exposures are discussed on pages 89 - 92 of our 2013 Form 10-K. There were no material changes to those processes and policies during the six months ended March 31, 2014.

Residential mortgage, SBL and other consumer loans

We track and review many factors to monitor credit risk in RJ Bank’s residential, and SBL and other consumer loan portfolios. The qualitative factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, borrower credit scores, occupancy (i.e., owner occupied, second home or investment property), level of documentation, loan purpose, geographic concentrations, average loan size, and loan policy exceptions. These qualitative measures, while considered and reviewed in establishing the allowance for loan losses, have generally not resulted in any quantitative adjustments to RJ Bank’s historical loss rates. In addition to historical loss rates, one other quantitative factor utilized for the performing residential mortgage loan portfolio is updated LTV ratios.

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

The current average estimated LTV is approximately 62% for the total residential mortgage loan portfolio. Residential mortgage loans with estimated LTVs between 100% and 120% represent only 3% of the residential mortgage loan portfolio and residential mortgage loans with updated LTVs in excess of 120% represent only 1% of the residential mortgage loan portfolio. Credit risk management utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage loan portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

Index

The marketable collateral securing RJ Bank’s securities-based loans within the SBL and other consumer loan portfolio is monitored on a daily basis. Collateral adjustments are made by the borrower as necessary to ensure RJ Bank’s loans are adequately secured, resulting in minimal credit risk.

Residential mortgage loan delinquency levels are elevated by historical standards at RJ Bank due to the economic downturn and the high level of unemployment, however, the levels have continued to improve during the current period. To-date, our SBL and other consumer loan portfolio has not experienced high levels of delinquencies.  At March 31, 2014 there were no delinquent consumer loans.

At March 31, 2014, loans over 30 days delinquent (including nonperforming loans) decreased to 2.58% of residential mortgage loans outstanding, compared to 2.87% over 30 days delinquent at September 30, 2013.  Additionally, our March 31, 2014 percentage compares favorably to the national average for over 30 day delinquencies of 8.36% as most recently reported by the Fed.  RJ Bank’s significantly lower delinquency rate as compared to its peers is the result of both our uniform underwriting policies and the lack of non-traditional loan products and subprime loans.

The following table presents a summary of delinquent residential mortgage loans:

	Delinquent residential loans (amount)			Delinquent residential loans as a percentage of outstanding loan balances
	30-89 days	90 days or more	Total(1)	30-89 days	90 days or more	Total(1)
	($ in thousands)
March 31, 2014
Residential Mortgage Loans:
First mortgage loans	$4,712	$40,086	$44,798	0.27%	2.33%	2.60%
Home equity loans/lines	—	148	148	—	0.67%	0.67%
Total residential mortgage loans	$4,712	$40,234	$44,946	0.27%	2.31%	2.58%

September 30, 2013
Residential Mortgage Loans:
First mortgage loans	$6,824	$43,004	$49,828	0.40%	2.49%	2.89%
Home equity loans/lines	—	372	372	—	1.66%	1.66%
Total residential mortgage loans	$6,824	$43,376	$50,200	0.39%	2.48%	2.87%

(1)	Comprised of loans which are two or more payments past due as well as loans in process of foreclosure.

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. See pages 90 - 92 of our 2013 Form 10-K for a discussion of these processes. There have been no material changes to these processes during the six months ended March 31, 2014.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

March 31, 2014		September 30, 2013
($ outstanding as a % of RJ Bank total assets)
2.8%	FL	3.0%	FL
2.2%	CA (1)	2.4%	CA (1)
1.0%	NY	1.2%	NY
0.7%	NJ	0.8%	NJ
0.6%	TX	0.7%	VA

(1)
The concentration ratio for the state of California excludes 1.2% for March 31, 2014 and 1.4% for September 30, 2013 for loans purchased from a large investment grade institution that have full repurchase recourse for any delinquent loans.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At March 31, 2014 and September 30, 2013, these loans totaled $333 million and $363 million, respectively, or approximately 20% of the residential mortgage portfolio for both periods.  At March 31, 2014, the balance of amortizing, former

Index

interest-only, loans totaled $325 million.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at March 31, 2014, begins amortizing is 2.7 years.  The outstanding balance of loans that were interest-only at origination and based on their contractual terms are scheduled to reprice are as follows:

March 31, 2014
(in thousands)
One year or less	$228,366
Over one year through two years	9,125
Over two years through three years	9,905
Over three years through four years	16,763
Over four years through five years	24,479
Over five years	44,632
Total outstanding residential interest-only loan balance	$333,270

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	March 31, 2014	September 30, 2013
Residential first mortgage loan weighted-average LTV/FICO (1)	65%/753	66%/754

(1)	At origination. Small group of local loans representing less than 1% of residential portfolio excluded.

Corporate loans

Credit risk in RJ Bank’s corporate loan portfolio is monitored on an individual loan basis, see page 92 of our 2013 Form 10-K for a discussion of our monitoring processes. There have been no material changes in these processes during the six months ended March 31, 2014.

At March 31, 2014, other than loans classified as nonperforming, there were four government-guaranteed loans totaling $674 thousand that were delinquent greater than 30 days.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

March 31, 2014		September 30, 2013
($ outstanding as a % of RJ Bank total assets)
4.1%	Technology	3.5%	Media communications
4.1%	Media communications	3.4%	Business systems and services
3.6%	Business systems and services	3.3%	Automotive/transportation
3.6%	Office	3.1%	Pharmaceuticals
3.3%	Pharmaceuticals	3.1%	Retail real estate

Liquidity risk

See the section entitled “Liquidity and capital resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes. See page 93 of our 2013 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes. There have been no material changes in such processes during the six months ended March 31, 2014.

As more fully described in the discussion of our business technology risks included in Item 1A:Risk Factors on page 22 - 23 for our 2013 Form 10-K, notwithstanding that we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to spam attacks, unauthorized access, distributed denial of service

Index

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

In February 2014, we successfully relocated our primary data processing center from our corporate headquarters location in St. Petersburg, Florida to Denver, Colorado. This accomplishment mitigates certain of the operational risks described in the “our operations could be adversely affected by serious weather conditions” risk described in Item 1A - Risk Factors, on page 23 of our 2013 Form 10-K.

Regulatory and legal risk

Our regulatory and legal risks are described on pages 93 - 94 of our 2013 Form 10-K. There have been no material changes in our risk mitigation processes during the six months ended March 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to implement the new “Internal Control - Integrated Framework,” issued in May 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, for our first fiscal quarter in our fiscal year 2015, which commences on October 1, 2014, and which is prior to the new framework implementation deadline of December 31, 2014.

PART II

Item 1. LEGAL PROCEEDINGS

The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal Proceedings” on pages 29 - 31 of our 2013 Form 10-K.

Indemnification from Regions

As more fully described in Note 3 of the Notes to the Consolidated Financial Statements on pages 123 - 124 of our 2013 Form 10-K, the stock purchase agreement provides that Regions will indemnify RJF for losses incurred in connection with any legal proceedings pending as of the closing date or commenced after the closing date related to pre-closing matters. All of the pre-Closing Date Morgan Keegan matters either described or referred to below, are subject to such indemnification provisions. See Note 16 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding Morgan Keegan’s pre-Closing Date legal matter contingencies.

Index

Pre-Closing Date Morgan Keegan matters (all of which are subject to indemnification by Regions)

The states of Missouri and Texas are investigating alleged securities law violations by MK & Co. in the underwriting and sale of certain municipal bonds. An enforcement action was brought by the Missouri Secretary of State in April 2013, seeking monetary penalties and other relief. In November 2013, the state dismissed this enforcement action and refiled the same claims as a civil action in the Circuit Court for Boone County, Missouri. Civil actions were brought by certain investors of the bonds beginning in March 2012, seeking a return of their investment and unspecified compensatory and punitive damages. A putative, but currently uncertified class action was brought on behalf of purchasers of the bonds on September 4, 2012, seeking unspecified compensatory and punitive damages. These actions are in various stages of litigation, with the putative class action set for trial in September 2014. These matters are subject to the indemnification agreement with Regions.

Other than the update to the matter described above, there are no other material changes in the matters as presented on pages 29 - 31 of our 2013 Form 10-K.

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

Index

ITEM 2.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents information on our purchases of our own stock, on a monthly basis, for the six months ended March 31, 2014:

	Number of shares purchased (1)	Average price per share
October 1, 2013 – October 31, 2013	11,890	$43.16
November 1, 2013 – November 30, 2013	68,503	48.38
December 1, 2013 – December 31, 2013	24,774	48.48
First quarter	105,167	$47.82

January 1, 2014 – January 31, 2014	1,427	$52.18
February 1, 2014 – February 28, 2014	16,423	52.06
March 1, 2014 – March 31, 2014	2,631	51.39
Second quarter	20,481	$51.98
Year-to-date	125,648	$48.49

(1)
We purchase our own stock in conjunction with a number of activities, each of which are described below.  We do not have a formal stock repurchase plan. As of March 31, 2014, there is $49.4 million remaining on the current authorization of our Board of Directors for open market share repurchases.

From time to time, our Board of Directors has authorized specific dollar amounts for repurchases at the discretion of our Board’s Securities Repurchase Committee. The decision to repurchase securities is subject to cash availability and other factors. Historically we have considered such purchases when the price of our stock approaches 1.5 times book value.  We did not purchase any of our shares in open market transactions during the six months ended March 31, 2014.

Share purchases for the trust fund that was established and funded to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiary (see Note 2 of the Notes to Consolidated Financial Statements on page 121 of our 2013 Form 10-K, and Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, for more information on this trust fund) amounted to 17,668 shares for a total of $850 thousand, for the six months ended March 31, 2014.

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  During the six months ended March 31, 2014, there were 107,980 shares surrendered to us by employees for a total of $5.2 million as payment for option exercises or withholding taxes.

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

Effective February 23, 2014, the Board of Directors of the Company amended and restated the Company's By-laws (the “By-laws” and, as amended and restated, the “Amended By-laws”). The Amended By-laws added various requirements with regard to advance notice of shareholder proposals, qualification of director candidates, calling special meetings of shareholders, adjournment of shareholders’ meetings, shareholder action by written consent, determining the number of directors, filling vacancies on the Board, and choice of forum for certain types of claims.

Index

The following is a brief summary of the material changes effected by adoption of the Amended By-laws, which summary is qualified in its entirety by reference to the Amended By-laws filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2014.

Notice of Business to be Brought Before a Meeting.

(a) Shareholder proposals must be brought before an annual or special meeting by a shareholder present in person who was a beneficial owner of shares at the time of giving the required advance notice and at the time of the meeting, and is entitled to vote at the meeting, or who has properly made such proposal under the SEC’s Rule 14a-8 (relating to shareholder proposals to be included in the Company’s proxy statement).
(b) Shareholders must provide advance notice of proposals to the Company not less than 90 nor more than 120 days before the anniversary of the prior year’s meeting.
(c) The shareholder’s advance notice must include:
(i) The shareholder’s name and address and the class and number of Company shares owned (the “Shareholder Information”);
(ii) The following information about the shareholder(s) making the proposal:

•	the amount of any securities that underlie any derivative security that constitutes a “call equivalent position” held by the shareholder,

•	dividend rights separable from the underlying shares,

•	any legal proceeding in which such shareholder is a participant involving the Company or its officers or directors,

•	any other material relationship between such shareholder and the Company, its affiliates or competitors,

•	any material interest in any material contract of such shareholder with the Company, its affiliates or competitors, and

•	any other shareholder information that would be required to be disclosed in a proxy statement in connection with the proposal
(the above information, the “Disclosable Interests”).
(iii) For each item of business that the shareholder proposes to bring:

•	a brief description of the business, the reasons for conducting such business at the meeting and any material interest of the shareholder in such business,

•	the text of the proposal or resolution,

•	a description of any arrangements among proposing shareholders and any other person in connection with the proposal, and

•	any other information that would be required to be disclosed in a proxy statement in connection with the proposal.
(d) A shareholder must also update its notice so that the information is correct as of the record date for notice of the meeting and as of 10 business days prior to the meeting.

Notice of Nominations for Election to the Board.

With respect to shareholder proposals for nomination of candidates for election as directors, in addition to the above-described requirements (including providing the Shareholder Information and Disclosable Interests), the advance notice must include, as to each candidate:

•	all information about the candidate that would be required in a shareholder’s notice if such candidate were the proposing shareholder,

•	all information about the candidate that would be required by SEC rules in a proxy statement for a contested election,

•	a description of any material interest in any material contract among the nominating shareholder(s) and each candidate or any other participant in such solicitation, and

•	a questionnaire, representation and agreement from the candidate as described below.

Additional Requirements for Valid Nomination of Director Candidates.

The Amended By-laws also prescribe the following with respect to nomination of candidates for election to the Board of Directors.
(a) To be eligible for election as a director, a candidate must be nominated as described above and, in addition:
(i) the candidate must have previously delivered to the Company:

•	a completed written questionnaire regarding such candidate’s background, qualifications, stock ownership and independence, and

•	a written representation and agreement that such candidate:

Index

◦	is not and, if elected, will not become a party to:

▪	any agreement with any person as to how such candidate, if elected, will vote on any issue (a “Voting Commitment”), or

▪	any Voting Commitment that could interfere with such candidate’s ability to comply with such proposed nominee’s fiduciary duties under applicable law,

◦	is not, and will not become a party to, any agreement with any person other than the Company with respect to any direct or indirect compensation for service as a director, and

◦	if elected, will comply with all applicable corporate governance, conflict of interest, confidentiality, stock ownership and trading and other policies and guidelines of the Company; and
(ii) the candidate for nomination:

•	shall not be a member of the board of directors of more than three (3) other public companies,

•	shall not have been:

◦	convicted in a criminal proceeding, or the named subject in a pending proceeding (other than traffic violations and other minor offenses),

◦
the subject of any order or judgment of any federal or state court or any professional disciplinary body, which limited such candidate from any activity in connection with any security or commodity, or the right to be associated with persons engaged in such activities, or finding that he or she had violated any securities laws or federal commodities laws,

◦	the subject of any sanction of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority, or

◦	suspended or barred from being associated with an issuer or public accounting firm or from practicing before the SEC or any similar non-U.S. authority.
(b) No candidate is qualified if he or she has any compensatory or other financial arrangement or understanding with any person other than the Company, or has received any such third-party compensation, in connection with candidacy or service as a director (with the exception of indemnification for out-of-pocket expenses during such candidacy period only, and for any ordinary course pre-existing employment agreement).
(c) The Board of Directors may also require any proposed candidate to furnish such other information as may reasonably be requested in order for the Board to determine the eligibility of such candidate to be an independent director in accordance with the Company’s Corporate Governance Principles.

Special Meetings of Shareholders.

The Amended By-laws also prescribe the following with respect to the calling of special meetings of shareholders.
(a) Special meetings may be called only by the Chairman, by the Board of Directors, or, following receipt of written demands to call a special meeting from shareholders of record as of the appropriate record date who together hold at least 10% of the voting power of the Company, by the Secretary of the Company. The notice of a special meeting must state the purposes thereof, and no other business may be conducted at the special meeting.
(b) No shareholder may demand a special meeting unless a shareholder of record has first submitted a written request that the Board of Directors fix a record date (a “Demand Record Date”) for the purpose of determining the shareholders entitled to demand the special meeting.
(c) The request for fixing a Demand Record Date must contain:
(i) The Shareholder Information concerning the person requesting the special meeting (the “Requesting Person”);
(ii) Any Disclosable Interests with respect to the business proposed to be conducted at the special meeting;
(iii) As to the purpose of the special meeting,

•
a reasonably brief description of the purpose and the business proposed to be conducted, the reasons for conducting such business and any material interest of the Requesting Person in such business, and

•	a reasonably detailed description of all agreements

◦	among any of the Requesting Persons, or

◦	among any Requesting Person and any other persons in connection with the request or the business proposed; and
(iv) If directors are proposed to be elected at the special meeting, the Nominee Information.
(d) Within 10 days after receipt of a request in proper form from any shareholder of record, the Board of Directors may adopt a resolution fixing a Demand Record Date. If no such resolution has been adopted within the 10-day period, the Demand Record Date will be the 20th day after the request was received. No Demand Record Date will be fixed if the Board of Directors determines that the demands that would be submitted could not comply with certain other provisions of the By-laws.
(e) No special meeting of the shareholders will be called unless shareholders of record as of the Demand Record Date holding more than 10% of the voting power of the Company (the “Requisite Percentage”) timely provide demands in writing and in proper

Index

form. A shareholder’s demand must be received at the Company by the 60th day following the Demand Record Date. A demand to call a special meeting must set forth:
(i) the business proposed to be conducted at the special meeting or the proposed election of directors at the special meeting,
(ii) the text of the proposal (including any resolutions), and
(iii) except for any shareholder that has provided such demand in response to a solicitation (a “Solicited Shareholder”), the information required of a Requesting Person.
A shareholder may revoke a demand to call a special meeting, and if as a result there are no longer unrevoked demands from the Requisite Percentage, the Board of Directors shall have the discretion to determine whether or not to proceed with the special meeting.
(f) The Company will consider ineffective a written demand from a shareholder to call a special meeting:
(i) that does not comply with the By-laws,
(ii) that relates to an item of business that is not a proper subject for shareholder action under applicable law,
(iii) that includes an item of business that did not appear on the written request that resulted in the determination of the Demand Record Date,
(iv) that relates to an item of business (other than the election of directors) that is identical or substantially similar to an item of business (a “Similar Item”) for which a record date for notice of a shareholder meeting was previously fixed and such demand is delivered between the time beginning on the sixty-first (61st) day after such previous record date and ending on the one-year anniversary of such previous record date,
(v) if a Similar Item will be submitted for shareholder approval within 90 days after the Company receives such demand, or
(vi) if a Similar Item has been presented at an annual or special meeting held within one year prior to receipt of such demand.
(g) After receipt of demands in proper form from shareholders holding the Requisite Percentage, the Board of Directors will duly call, and determine the place, date and time of, a special meeting of shareholders for the purposes specified in the demands received by the Company. The Board of Directors may submit its own proposals at such a special meeting.
(h) The shareholders (other than a Solicited Shareholder) who requested that the Board of Directors fix a record date for the special meeting or who delivered a demand therefor shall further update and supplement the information previously provided, if necessary, so that the required information is correct as of the record date for notice of the special meeting and as of 10 business days prior to the special meeting, all by the deadlines described in the By-laws.

Adjournment of a Shareholders Meeting. The Amended By-laws also contain a sentence providing that the chairman at any shareholders’ meeting, or a majority of the shares represented at such meeting, may adjourn the meeting from time to time, whether or not there is a quorum.

Action by Written Consent in Lieu of a Meeting.

(a) Any action permitted to be taken at a shareholders meeting may be taken without a meeting, without prior notice and without a vote, if written consents setting forth the action so taken:
(i) are signed by holders of record, on the record date established therefor (the “Written Consent Record Date”) of shares having at least the minimum number of votes necessary to take such action at a meeting at which all shares entitled to vote were present and voted, and
(ii) are delivered to the Company.
No written consent will be effective unless, within 60 days of the earliest dated consent, written consents signed by a sufficient number of holders to take the action are delivered to the Company.
(b) Any shareholder seeking to have the shareholders take any action by written consent must first request in writing that the Board of Directors fix a Written Consent Record Date. Within 10 days after receipt of a request in proper form from any shareholder of record, the Board of Directors may adopt a resolution fixing a Written Consent Record Date. If no such resolution has been adopted within the 10-day period, the Written Consent Record Date will be:

•
when no prior action of the Board of Directors is required, the first date on which valid signed written consents constituting at least 10% of the voting power of the Company and setting forth the action proposed to be taken are delivered to the Company, and

•	when prior action by the Board of Directors is required, the close of business on the date on which the Board of Directors adopts the resolution taking such prior action.
(c) The request for fixing a Written Consent Record Date must contain:
(i) The Shareholder Information concerning the shareholder requesting the Written Consent Record Date (the “Soliciting Person”);
(ii) Any Disclosable Interests of the Soliciting Person with respect to the actions proposed to be taken by written consent;

Index

(iii) As to the action proposed to be taken by written consent:

•	a reasonably brief description of the actions, the reasons for taking such actions and any material interest in such actions of each Soliciting Person, and

•	a reasonably detailed description of all agreements

◦	among any of the Soliciting Persons, or

◦	among any Soliciting Person and any other persons in connection with the request or such actions; and
(iv) If directors are proposed to be elected by written consent, the Nominee Information.
(d) In connection with actions proposed to be taken by written consent, the shareholders seeking such action shall further update and supplement the information previously provided, if necessary, so that the required information is correct as of the record date for determining the shareholders eligible to take such action and as of the date that is 5 business days prior to the date the consent solicitation is commenced, all by the deadlines described in the By-laws.

Number of Directors. The Amended By-laws also contain a sentence providing, in conformity with the Articles of Incorporation, that only a majority of the Board of Directors may increase or decrease the size of the Board.

Vacancies on the Board. The Amended By-laws also contain a sentence providing that shareholders, in addition to the Board of Directors, may fill vacancies on the Board.

Exclusive Forum. Unless the Company consents in writing, the exclusive forum for:

(i) any derivative action brought on behalf of the Company,
(ii) any claim of breach of fiduciary duty owed by any director or employee to the Company or its shareholders,
(iii) any claim against the Company or any director or employee arising under the Florida Business Corporation Act or the Company’s Articles of Incorporation or By-laws, or
(iv) any action asserting a claim against the Company or any director or other employee governed by the internal affairs doctrine,

is a state court located within the State of Florida or the federal district court for the Middle District of Florida.

Index

Item 6.	EXHIBITS

3.1
Restated Articles of Incorporation of Raymond James Financial, Inc. as filed with the Secretary of State of Florida on November 25, 2008, incorporated by reference to exhibit 3(i).1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 28, 2008.

3.2
Amended and Restated By-Laws of Raymond James Financial, Inc. reflecting amendments adopted by the Board of Directors on February 23, 2014, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2014.

10.13.4	Fifth Third Bank Uncommitted Line of Credit Agreement Extension Letter, dated March 24, 2014.

10.16.9	Raymond James Financial, Inc. 2012 Stock Incentive Plan Sub-Plan for French Employees with Form of Restricted Stock Unit Agreement, adopted and approved on February 20, 2014.

10.25	Letter Agreement, dated January 9, 2014, between Raymond James Financial, Inc. and Chester B. Helck regarding his retirement and transition of service and employment matters.

11
Statement Re: Computation of per Share Earnings (the calculation of per share earnings is included in Part I, Item 1 in the Notes to Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12	Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Paul C. Reilly pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey P. Julien pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Paul C. Reilly and Jeffrey P. Julien pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: May 9, 2014	/s/ Paul C. Reilly
Paul C. Reilly
Chief Executive Officer

Date: May 9, 2014	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance
Chief Financial Officer and Treasurer