Form 10-Q
period 2014-06-30
RAYMOND JAMES FINANCIAL INC
filed 2014-08-08
CIK 720005

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or

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

141,272,924 shares of common stock as of August 4, 2014

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Form 10-Q for the quarter ended June 30, 2014

Index

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2014	September 30, 2013
	(in thousands)
Assets:
Cash and cash equivalents	$2,845,757	$2,596,616
Assets segregated pursuant to regulations and other segregated assets	2,298,518	4,064,827
Securities purchased under agreements to resell and other collateralized financings	508,005	709,120
Financial instruments, at fair value:
Trading instruments	607,775	579,705
Available for sale securities	603,679	698,844
Private equity investments	208,876	216,391
Other investments	220,509	248,512
Derivative instruments associated with offsetting matched book positions	318,253	250,341
Receivables:
Brokerage clients, net	1,982,102	1,983,340
Stock borrowed	171,440	146,749
Bank loans, net	10,374,274	8,821,201
Brokers-dealers and clearing organizations	125,480	243,101
Loans to financial advisors, net	430,114	409,080
Other	520,874	407,329
Deposits with clearing organizations	139,220	126,405
Prepaid expenses and other assets	656,849	611,425
Investments in real estate partnerships held by consolidated variable interest entities	239,088	272,096
Property and equipment, net	244,433	244,416
Deferred income taxes, net	219,008	195,160
Goodwill and identifiable intangible assets, net	356,035	361,464
Total assets	$23,070,289	$23,186,122

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(continued from previous page)

	June 30, 2014	September 30, 2013
	($ in thousands)
Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$248,186	$220,656
Securities sold under agreements to repurchase	286,924	300,933
Derivative instruments associated with offsetting matched book positions, at fair value	318,253	250,341
Payables:
Brokerage clients	3,910,993	5,942,843
Stock loaned	453,661	354,377
Bank deposits	10,267,838	9,295,371
Brokers-dealers and clearing organizations	152,236	109,611
Trade and other	627,824	630,344
Other borrowings	559,166	84,076
Accrued compensation, commissions and benefits	697,011	741,787
Loans payable of consolidated variable interest entities	43,245	62,938
Corporate debt	1,191,774	1,194,508
Total liabilities	18,757,111	19,187,785
Commitments and contingencies (see Note 16)
Equity
Preferred stock; $.10 par value; authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Common stock; $.01 par value; authorized 350,000,000 shares; issued 145,951,703 at June 30, 2014 and 144,559,772 at September 30, 2013	1,442	1,429
Additional paid-in capital	1,224,112	1,136,298
Retained earnings	2,910,165	2,635,026
Treasury stock, at cost; 5,122,321 common shares at June 30, 2014 and 5,002,666 common shares at September 30, 2013	(127,461)	(120,555)
Accumulated other comprehensive income	6,918	10,726
Total equity attributable to Raymond James Financial, Inc.	4,015,176	3,662,924
Noncontrolling interests	298,002	335,413
Total equity	4,313,178	3,998,337
Total liabilities and equity	$23,070,289	$23,186,122

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$813,461	$763,345	$2,401,360	$2,266,918
Investment banking	78,694	68,057	225,802	203,182
Investment advisory fees	89,080	74,601	270,590	202,174
Interest	119,391	117,376	354,877	358,534
Account and service fees	101,585	90,757	296,183	267,608
Net trading profit (loss)	17,276	(1,456)	50,269	16,011
Other	21,796	25,048	55,601	131,108
Total revenues	1,241,283	1,137,728	3,654,682	3,445,535
Interest expense	27,052	28,192	78,404	83,416
Net revenues	1,214,231	1,109,536	3,576,278	3,362,119
Non-interest expenses:
Compensation, commissions and benefits	825,506	772,324	2,442,742	2,297,919
Communications and information processing	63,341	67,138	194,698	192,522
Occupancy and equipment costs	40,757	39,323	120,339	117,495
Clearance and floor brokerage	9,335	9,266	29,165	30,839
Business development	35,079	31,737	103,990	93,854
Investment sub-advisory fees	12,887	10,369	38,484	26,829
Bank loan loss provision (benefit)	4,467	(2,142)	8,082	4,518
Acquisition related expenses	—	13,449	—	51,753
Other	43,926	39,175	128,034	111,023
Total non-interest expenses	1,035,298	980,639	3,065,534	2,926,752
Income including noncontrolling interests and before provision for income taxes	178,933	128,897	510,744	435,367
Provision for income taxes	68,554	48,192	191,749	152,522
Net income including noncontrolling interests	110,379	80,705	318,995	282,845
Net (loss) income attributable to noncontrolling interests	(12,310)	(3,157)	(24,887)	33,149
Net income attributable to Raymond James Financial, Inc.	$122,689	$83,862	$343,882	$249,696

Net income per common share – basic	$0.87	$0.60	$2.44	$1.79
Net income per common share – diluted	$0.85	$0.59	$2.38	$1.76
Weighted-average common shares outstanding – basic	140,270	138,185	139,747	137,493
Weighted-average common and common equivalent shares outstanding – diluted	143,985	141,231	143,312	140,165

Net income attributable to Raymond James Financial, Inc.	$122,689	$83,862	$343,882	$249,696
Other comprehensive income (loss), net of tax:(1)
Change in unrealized losses on available for sale securities and non-credit portion of other-than-temporary impairment losses	2,246	614	6,822	14,358
Change in currency translations and net investment hedges	5,906	(8,090)	(10,630)	(16,767)
Total comprehensive income	$130,841	$76,386	$340,074	$247,287

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$839	$(2,852)	$4,812	$3,866
Portion of pre-tax (recoveries) losses recognized in other comprehensive income	(839)	2,814	(4,839)	(4,289)
Net impairment losses recognized in other revenue	$—	$(38)	$(27)	$(423)

(1)	All components of other comprehensive income, net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine months ended June 30,
	2014	2013
	(in thousands, except per share amounts)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,429	$1,404
Other issuances	13	23
Balance, end of period	1,442	1,427

Additional paid-in capital:
Balance, beginning of year	1,136,298	1,030,288
Employee stock purchases	15,983	14,317
Exercise of stock options and vesting of restricted stock units, net of forfeitures	14,269	32,741
Restricted stock, stock option and restricted stock unit expense	48,593	45,788
Excess tax benefit from share-based payments	8,147	3,442
Purchase of additional equity interest in subsidiary	—	(4,531)
Other	822	189
Balance, end of period	1,224,112	1,122,234

Retained earnings:
Balance, beginning of year	2,635,026	2,346,563
Net income attributable to Raymond James Financial, Inc.	343,882	249,696
Cash dividends declared	(68,447)	(58,597)
Other	(296)	(410)
Balance, end of period	2,910,165	2,537,252

Treasury stock:
Balance, beginning of year	(120,555)	(118,762)
Purchases/surrenders	(2,223)	(7,959)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(4,683)	2,964
Balance, end of period	(127,461)	(123,757)

Accumulated other comprehensive income:(1)
Balance, beginning of year	$10,726	$9,447
Net change in unrealized losses on available for sale securities and non-credit portion of other-than-temporary impairment losses, net of tax	6,822	14,358
Net change in currency translations and net investment hedges, net of tax	(10,630)	(16,766)
Balance, end of period	6,918	7,039
Total equity attributable to Raymond James Financial, Inc.	$4,015,176	$3,544,195

Noncontrolling interests:
Balance, beginning of year	$335,413	$411,342
Net (loss) income attributable to noncontrolling interests	(24,887)	33,149
Capital contributions	22,565	27,727
Distributions	(24,576)	(147,075)
Consolidation of acquired entity (2)	—	7,592
Derecognition resulting from acquisition of additional interests	—	4,126
Other	(10,513)	(5,914)
Balance, end of period	298,002	330,947
Total equity	$4,313,178	$3,875,142

(1)	All components of other comprehensive income, net of tax, are attributable to Raymond James Financial, Inc.

(2)	On December 24, 2012, we acquired a 45% interest in ClariVest Asset Management, LLC. See Notes 1 and 3 for discussion.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended June 30,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$343,882	$249,696
Net (loss) income attributable to noncontrolling interests	(24,887)	33,149
Net income including noncontrolling interests	318,995	282,845

Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	48,158	48,890
Deferred income taxes	(26,154)	(1,537)
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	(21,733)	(80,539)
Provisions for loan losses, legal proceedings, bad debts and other accruals	15,224	15,607
Share-based compensation expense	51,962	48,468
Goodwill impairment expense	—	6,933
Other	9,222	28,153
Net change in:
Assets segregated pursuant to regulations and other segregated assets	1,766,309	(667,215)
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	187,106	(112,785)
Stock loaned, net of stock borrowed	74,593	(32,274)
(Loans provided to) repayments of loans, to financial advisors, net	(30,271)	9,474
Brokerage client receivables and other accounts receivable, net	(9,915)	29,745
Trading instruments, net	55,837	338,794
Prepaid expenses and other assets	114	(75,880)
Brokerage client payables and other accounts payable	(1,984,873)	681,963
Accrued compensation, commissions and benefits	(44,927)	(51,389)
Proceeds from sales of securitizations and loans held for sale, net of purchases and originations of loans held for sale	49,420	(52,634)
Excess tax benefits from share-based payment arrangements	(8,147)	(3,442)
Net cash provided by operating activities	450,920	413,177

Cash flows from investing activities:
Additions to property and equipment	(44,104)	(65,757)
Increase in bank loans, net	(1,808,852)	(619,341)
(Purchases) redemptions of Federal Home Loan Bank/Federal Reserve Bank stock, net	(21,861)	1,067
Proceeds from sales of loans held for investment	150,776	147,932
Sales of private equity and other investments, net	46,737	231,365
Purchases of available for sale securities	(1,305)	(62,102)
Available for sale securities maturations, repayments and redemptions	86,012	90,758
Proceeds from sales of available for sale securities	27,463	4,619
Investments in real estate partnerships held by consolidated variable interest entities, net of other investing activity	(287)	1,585
Business acquisition, net of cash acquired	(2,007)	(6,450)
Net cash used in investing activities	$(1,567,428)	$(276,324)

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued from previous page)

	Nine months ended June 30,
	2014	2013
	(in thousands)

Cash flows from financing activities:
Proceeds from borrowed funds, net	$500,367	$211,700
Repayments of borrowed funds, net	(28,152)	(251,966)
Repayments of borrowings by consolidated variable interest entities which are real estate partnerships	(21,839)	(22,615)
Proceeds from capital contributed to and borrowings of consolidated variable interest entities which are real estate partnerships	726	23,519
Purchase of additional equity interest in subsidiary	—	(553)
Exercise of stock options and employee stock purchases	28,757	50,555
Increase in bank deposits	972,467	530,671
Purchases of treasury stock	(7,794)	(10,581)
Dividends on common stock	(65,442)	(57,002)
Excess tax benefits from share-based payment arrangements	8,147	3,442
Net cash provided by financing activities	1,387,237	477,170

Currency adjustment:
Effect of exchange rate changes on cash	(21,588)	(8,498)
Net increase in cash and cash equivalents	249,141	605,525
Cash and cash equivalents at beginning of year	2,596,616	1,980,020
Cash and cash equivalents at end of period	$2,845,757	$2,585,545

Supplemental disclosures of cash flow information:
Cash paid for interest	$75,974	$80,541
Cash paid for income taxes	$258,211	$131,952
Non-cash transfers of loans to other real estate owned	$3,631	$2,188

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2014

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

Significant subsidiaries

As of June 30, 2014, our significant subsidiaries, all wholly owned, include: Raymond James & Associates, Inc. (“RJ&A”), a domestic broker-dealer carrying client accounts, Raymond James Financial Services, Inc. (“RJFS”), an introducing domestic broker-dealer, Raymond James Financial Services Advisors, Inc. (“RJFSA”), a registered investment advisor, Raymond James Ltd. (“RJ Ltd.”), a broker-dealer headquartered in Canada, Eagle Asset Management, Inc. (“Eagle”) and Raymond James Bank, N.A. (“RJ Bank”), a national bank.

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
Brokerage client receivables, loans to financial advisors and allowance for doubtful accounts
As more fully described in Note 2 on page 112 of our 2013 Form 10-K, we have certain financing receivables that arise from businesses other than our banking business. Specifically, we offer loans to financial advisors and certain key revenue producers, primarily for recruiting and retention purposes. We present the outstanding balance of loans to financial advisors on our Condensed Consolidated Statements of Financial Condition, net of their applicable allowances for doubtful accounts. The allowance for doubtful accounts balance associated with all of our loans to financial advisors is $2.6 million and $2.8 million at June 30, 2014 and September 30, 2013, respectively. Of the June 30, 2014 loans to financial advisors, the portion of the balance associated with financial advisors who are no longer affiliated with us, after consideration of the allowance for doubtful accounts, is approximately $4.4 million.
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

NOTE 3 – ACQUISITIONS

Acquisitions during fiscal year 2013

On December 24, 2012 (the “ClariVest Acquisition Date”), we completed our acquisition of a 45% interest in ClariVest. On the ClariVest Acquisition Date, we paid approximately $8.8 million in cash to the sellers for our interest. A computation based upon the actual earnings of ClariVest during the one year period since the ClariVest Acquisition Date was performed and additional cash consideration owed to the sellers of approximately $2 million was paid during the current year.

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

	Three months ended June 30, 2013	Nine months ended June 30, 2013
	(in thousands)
Information systems integration and conversion costs (1)	$1,497	$24,042
Severance (2)	6,742	12,947
Temporary services	2,019	3,622
Occupancy and equipment costs (3)	2,340	3,614
Financial advisory fees	—	1,176
Legal	27	486
Other integration costs	824	5,866
Total acquisition related expense	$13,449	$51,753

(1)	Includes equipment costs related to the disposition of information systems equipment, and temporary services incurred specifically related to the information systems conversion.

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

Our cash and cash equivalents, assets segregated pursuant to regulations or other segregated assets, and deposits with clearing organization balances are as follows:

	June 30, 2014	September 30, 2013
	(in thousands)
Cash and cash equivalents:
Cash in banks	$2,843,746	$2,593,890
Money market fund investments	2,011	2,726
Total cash and cash equivalents (1)	2,845,757	2,596,616
Cash segregated pursuant to federal regulations and other segregated assets (2)	2,298,518	4,064,827
Deposits with clearing organizations (3)	139,220	126,405
	$5,283,495	$6,787,848

(1)
The total amounts presented include cash and cash equivalents of $1.11 billion and $1.02 billion as of June 30, 2014 and September 30, 2013, respectively, which are either held directly by RJF or are otherwise invested by one of our subsidiaries on behalf of RJF, and are available without restrictions.

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

Assets and liabilities measured at fair value on a recurring and nonrecurring basis are presented below:

June 30, 2014	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of June 30, 2014
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$13,509	$175,114	$—		$—	$188,623
Corporate obligations	5,055	65,871	—		—	70,926
Government and agency obligations	6,411	87,385	—		—	93,796
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	176	73,781	—		—	73,957
Non-agency CMOs and asset-backed securities (“ABS”)	—	39,418	12		—	39,430
Total debt securities	25,151	441,569	12		—	466,732
Derivative contracts	—	89,065	—		(60,674)	28,391
Equity securities	75,120	2,889	52		—	78,061
Corporate loans	—	1,503	—		—	1,503
Other	947	31,188	953		—	33,088
Total trading instruments	101,218	566,214	1,017		(60,674)	607,775
Available for sale securities:
Agency MBS and CMOs	—	281,987	—		—	281,987
Non-agency CMOs	—	95,500	—		—	95,500
Other securities	2,042	—	—		—	2,042
Auction rate securities (“ARS”):
Municipals	—	—	110,701	(3)	—	110,701
Preferred securities	—	—	113,449		—	113,449
Total available for sale securities	2,042	377,487	224,150		—	603,679
Private equity investments	—	—	208,876	(4)	—	208,876
Other investments (5)	217,379	1,294	1,836		—	220,509
Derivative instruments associated with offsetting matched book positions	—	318,253	—		—	318,253
Other assets	—	—	2,852	(9)	—	2,852
Total other assets	—	—	2,852		—	2,852
Total assets at fair value on a recurring basis	$320,639	$1,263,248	$438,731		$(60,674)	$1,961,944

Assets at fair value on a nonrecurring basis: (6)
Bank loans, net:
Impaired loans	$—	$37,518	$62,712		$—	$100,230
Loans held for sale(7)	—	55,333	—		—	55,333
Total bank loans, net	—	92,851	62,712		—	155,563
Other real estate owned (“OREO”)(8)	—	377	—		—	377
Total assets at fair value on a nonrecurring basis	$—	$93,228	$62,712		$—	$155,940

(continued on next page)

Index

June 30, 2014	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of June 30, 2014
	(in thousands)
	(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$14,782	$175	$—	$—	$14,957
Corporate obligations	155	4,213	—	—	4,368
Government obligations	202,747	—	—	—	202,747
Agency MBS and CMOs	3,083	—	—	—	3,083
Total debt securities	220,767	4,388	—	—	225,155
Derivative contracts	—	75,395	—	(67,256)	8,139
Equity securities	14,714	142	—	—	14,856
Other securities	—	36	—	—	36
Total trading instruments sold but not yet purchased	235,481	79,961	—	(67,256)	248,186
Derivative instruments associated with offsetting matched book positions	—	318,253	—	—	318,253
Trade and other payables:
Derivative contracts	—	4,117	—	—	4,117
Other liabilities	—	—	58	—	58
Total trade and other payables	—	4,117	58	—	4,175
Total liabilities at fair value on a recurring basis	$235,481	$402,331	$58	$(67,256)	$570,614

(1)
We had $622 thousand in transfers of financial instruments from Level 1 to Level 2 during the three and nine months ended June 30, 2014.  These transfers were a result of a decrease in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement. We had $631 thousand in transfers of financial instruments from Level 2 to Level 1 during the three and nine months ended June 30, 2014.  These transfers were a result of an increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(2)
Where permitted, we have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists (see Note 14 for additional information regarding offsetting financial instruments).

(3)	Includes $59 million of Jefferson County, Alabama Limited Obligation School Warrants ARS.

(4)
The portion of these investments we do not own is approximately $54 million as of June 30, 2014 and are included as a component of noncontrolling interest in our Condensed Consolidated Statements of Financial Condition. The weighted average portion we own is approximately $155 million or 74% of the total private equity investments of $209 million included in our Condensed Consolidated Statements of Financial Condition.

(5)
Other investments include $147 million of financial instruments that are related to MK & Co.’s obligations to perform under certain of its historic deferred compensation plans (see Note 2 on page 119, and Note 23 on page 176, of our 2013 Form 10-K for further information regarding these plans).

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

(4)
The portion of these investments we do not own is approximately $63 million as of September 30, 2013 and are included as a component of noncontrolling interest in our Condensed Consolidated Statements of Financial Condition. The weighted average portion we own is approximately $153 million or 71% of the total private equity investments of $216 million included in our Condensed Consolidated Statements of Financial Condition.

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

Index

The adjustment to fair value of the nonrecurring fair value measures for the nine months ended June 30, 2014 resulted in a $208 thousand additional provision for loan losses and $305 thousand in other losses. The adjustment to fair value of the nonrecurring fair value measures for the nine months ended June 30, 2013 resulted in $5.5 million in additional provision for loan losses and $2.7 million in other losses.

Changes in Level 3 recurring fair value measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis is presented below:

Three months ended June 30, 2014 Level 3 assets at fair value (in thousands)
	Financial assets										Financial liabilities
	Trading instruments			Available for sale securities			Private equity, other investments and other assets				Payables- trade and other
	Non- agency CMOs & ABS	Equity securities	Other	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other assets	Other liabilities
Fair value March 31, 2014	$13	$37	$2,703	$38	$109,960	$112,215	$191,401		$1,788	$15	$(82)
Total gains (losses) for the period:
Included in earnings	(1)	2	(162)	—	542	—	3,831	(1)	89	2,837	2
Included in other comprehensive income	—	—	—	1	1,060	1,234	—		—	—	—
Purchases and contributions	—	78	5,917	—	—	—	3,982		—	—	—
Sales	—	(65)	(7,505)	(38)	(511)	—	—		—	—	—
Redemptions by issuer	—	—	—	—	(350)	—	—		(12)	—	—
Distributions	—	—	—	(1)	—	—	(18,244)		(29)	—	—
Transfers: (2)
Into Level 3	—	—	—	—	—	—	27,906	(3)	—	—	—
Out of Level 3	—	—	—	—	—	—	—		—	—	22
Fair value June 30, 2014	$12	$52	$953	$—	$110,701	$113,449	$208,876		$1,836	$2,852	$(58)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$(1)	$2	$(42)	$—	$1,060	$1,234	$3,831		$89	$2,837	$—

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $4.7 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net valuation adjustments was a loss of approximately $824 thousand.

(2)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(3)	The transfers into Level 3 were comprised of transfers of balances previously included in other receivables on our Condensed Consolidated Statements of Financial Condition.

Index

Nine months ended June 30, 2014 Level 3 assets at fair value (in thousands)
	Financial assets											Financial liabilities
	Trading instruments			Available for sale securities			Private equity, other investments and other assets					Payables- trade and other
	Non- agency CMOs & ABS	Equity securities	Other	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other receivables	Other assets	Other liabilities
Fair value September 30, 2013	$14	$35	$3,956	$78	$130,934	$110,784	$216,391		$4,607	$2,778	$15	$(60)
Total gains (losses) for the period:
Included in earnings	(1)	6	(363)	(27)	6,126	44	8,612	(1)	162	(2,778)	2,837	2
Included in other comprehensive income	—	—	—	22	1,998	2,946	—		—	—	—	—
Purchases and contributions	—	102	16,365	—	—	—	13,314		63	—	—	—
Sales	—	(91)	(19,005)	(38)	(881)	—	(7,076)		(2,698)	—	—	—
Redemptions by issuer	—	—	—	—	(27,476)	(325)	—		(40)	—	—	—
Distributions	(1)	—	—	(35)	—	—	(31,694)		(258)	—	—	—
Transfers: (2)
Into Level 3	—	—	—	—	—	—	11,924	(3)	—	—	—	—
Out of Level 3	—	—	—	—	—	—	(2,595)	(4)	—	—	—	—
Fair value June 30, 2014	$12	$52	$953	$—	$110,701	$113,449	$208,876		$1,836	$—	$2,852	$(58)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$19	$6	$(42)	$—	$1,998	$2,946	$8,612		$252	$—	$2,837	$—

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $9.1 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net valuation adjustments was a loss of approximately $447 thousand.

(2)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(3)	The transfers into Level 3 were comprised of transfers of balances previously included in other receivables on our Condensed Consolidated Statements of Financial Condition.

(4)
The transfers out of Level 3 were comprised of transfers of cash and cash equivalent balances previously included in private equity investments on our Condensed Consolidated Statements of Financial Condition.

Index

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

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $7.5 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $737 thousand.

(2)
Results from the April 29, 2013 sale of our indirect investment in Albion Medical Holdings, Inc. (“Albion”). The amount is presented “gross”, and therefore includes amounts pertaining to interests held by others.

(3)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

Nine months ended June 30, 2013 Level 3 assets at fair value (in thousands)
Financial assets												Financial liabilities
	Trading instruments				Available for sale securities			Private equity, other investments and other assets				Payables-trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Other	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other assets	Other liabilities
Fair value September 30, 2012	$553	$29	$6	$5,850	$249	$123,559	$110,193	$336,927		$4,092	$—	$(98)
Total gains (losses) for the period:
Included in earnings	—	(4)	3	(51)	(335)	388	1,164	74,629	(1)	669	—	(5,413)
Included in other comprehensive income	—	—	—	—	389	14,495	5,484	—		—	—	—
Purchases,and contributions	—	—	60	4,352	—	—	25	16,215		120	—	—
Sales	(553)	—	(37)	(2,007)	—	(4,884)	—	(165,878)	(2)	(669)	—	—
Redemptions by issuer	—	—	—	—	—	(880)	(8,012)	—		—	—	—
Distributions	—	(9)	—	(1,930)	(41)	—	—	(44,344)		(315)	—	—
Transfers: (3)
Into Level 3	—	—	2	—	—	—	—	—		131	15	—
Out of Level 3	—	—	—	(15)	—	—	—	—		—	—	—
Fair value June 30, 2013	$—	$16	$34	$6,199	$262	$132,678	$108,854	$217,549		$4,028	$15	$(5,511)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$38	$1	$(51)	$(335)	$14,495	$5,484	$9,295		$759	$—	$(5,451)

(1)
Primarily results from valuation adjustments of certain private equity investments and the April 29, 2013 sale of our indirect investment in Albion.  Since we only own a portion of these investments, our share of the net valuation adjustments and Albion sale resulted in a gain of $29.6 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net gain is approximately $45 million.

(2)	Results from the April 29, 2013 sale of our indirect investment in Albion, the portion of which we owned was $36 million as of March 31, 2013.

(3)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

As of June 30, 2014, 8.5% of our assets and 3% of our liabilities are instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of June 30, 2014 represent 22% of our assets measured at fair value. In comparison, as of June 30, 2013, 8.2% and 2% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of June 30, 2013 represented 26% of our assets measured at fair value. The balances of our level 3 assets have decreased compared to June 30, 2013 primarily as a result of distributions received from, and sales of, certain investments in our private equity portfolio, as well as the sale or redemption of a portion of our ARS portfolio, partially offset by valuation increases in the private equity portfolio. Level 3 instruments as a percentage of total financial instruments decreased by 4% as compared to June 30, 2013. Total financial instruments at June 30, 2014, primarily trading instruments and derivative instruments associated with offsetting matched book positions, have increased as compared to June 30, 2013, impacting the calculation of Level 3 assets as a percentage of total financial instruments.

Index

Gains and losses included in earnings are presented in net trading profit and other revenues in our Condensed Consolidated Statements of Income and Comprehensive Income as follows:

For the three months ended June 30, 2014	Net trading profit	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(161)	$7,301
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(41)	$9,051

For the nine months ended June 30, 2014	Net trading profit	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(358)	$14,978
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(17)	$16,645

For the three months ended June 30, 2013	Net trading profit	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(2)	$3,769
Change in unrealized (losses) gains for assets held at the end of the reporting period	$17	$9,416

For the nine months ended June 30, 2013	Net trading profit	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(52)	$71,102
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(12)	$24,247

Index

Quantitative information about level 3 fair value measurements

The significant assumptions used in the valuation of level 3 financial instruments are as follows (the table that follows includes the significant majority of the financial instruments we hold that are classified as level 3 measures):

Level 3 financial instrument	Fair value at June 30, 2014 (in thousands)	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements:
Available for sale securities:
ARS:
Municipals	$110,701	Discounted cash flow	Average discount rate(a)	3.06% - 7.41% (5.38%)
			Average interest rates applicable to future interest income on the securities(b)	1.16% - 6.42% (3.58%)
			Prepayment year(c)	2016 - 2023 (2020)
Preferred securities	$113,449	Discounted cash flow	Average discount rate(a)	3.28% - 4.94% (4.18%)
			Average interest rates applicable to future interest income on the securities(b)	1.6% - 2.91% (2.21%)
			Prepayment year(c)	2014 - 2018 (2018)
Private equity investments:	$39,640	Income or market approach:
		Scenario 1 - income approach - discounted cash flow	Discount rate(a)	14% - 15% (14%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2014 - 2015 (2014)
		Scenario 2 - market approach - market multiple method	EBITDA Multiple(d)	4.75 - 7.00 (5.39)
			Projected EBITDA growth(e)	16.3% - 16.3% (16.3%)
			Weighting assigned to outcome of scenario 1/scenario 2	86%/14%
	$169,236	Transaction price or other investment-specific events(f)	Not meaningful(f)	Not meaningful(f)
Nonrecurring measurements:
Impaired loans: residential	$27,653	Discounted cash flow	Prepayment rate	7 - 12 yrs. (10.34 yrs.)
Impaired loans: corporate	$35,059	Appraisal, discounted cash flow, or distressed enterprise value(g)	Not meaningful(g)	Not meaningful(g)

The text of the footnotes in the above table are on the following page.

Index

The text of the footnotes to the table on the previous page are as follows:

(a)	Represents discount rates used when we have determined that market participants would take these discounts into account when pricing the investments.

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

(g)
The valuation techniques used for the impaired corporate loan portfolio as of June 30, 2014 were appraisals less selling costs for the collateral dependent loans, and either discounted cash flows or distressed enterprise value for the remaining impaired loans that are not collateral dependent.

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

Index

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of June 30, 2014, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

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

The estimated fair values by level within the fair value hierarchy and the carrying amounts of our financial instruments that are not carried at fair value are as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
	(in thousands)
June 30, 2014
Financial assets:
Bank loans, net(1)	$—	$12,087	$10,131,702	$10,143,789	$10,225,227

Financial liabilities:
Bank deposits	$—	$9,930,419	$341,264	$10,271,683	$10,267,838
Other borrowings	$—	$559,166	$—	$559,166	$559,166
Corporate debt	$377,440	$967,433	$—	$1,344,873	$1,191,774

September 30, 2013
Financial assets:
Bank loans, net(1)	$—	$83,012	$8,614,755	$8,697,767	$8,700,027

Financial liabilities:
Bank deposits	$—	$8,981,996	$320,196	$9,302,192	$9,295,371
Other borrowings	$—	$84,076	$—	$84,076	$84,076
Corporate debt	$352,520	$951,628	$—	$1,304,148	$1,194,508

(1)
Excludes all impaired loans and loans held for sale which have been recorded at fair value in the Condensed Consolidated Statement of Financial Condition at June 30, 2014 and September 30, 2013, respectively.

Index

NOTE 6 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	June 30, 2014		September 30, 2013
	Trading instruments	Instruments sold but not yet purchased	Trading instruments	Instruments sold but not yet purchased
	(in thousands)
Municipal and provincial obligations	$188,623	$14,957	$202,826	$1,777
Corporate obligations	70,926	4,368	60,406	9,111
Government and agency obligations	93,796	202,747	113,396	169,816
Agency MBS and CMOs	73,957	3,083	93,149	3,068
Non-agency CMOs and ABS	39,430	—	16,971	—
Total debt securities	466,732	225,155	486,748	183,772

Derivative contracts (1)	28,391	8,139	28,109	5,641
Equity securities	78,061	14,856	53,015	31,243
Corporate loans	1,503	—	—	—
Other	33,088	36	11,833	—
Total	$607,775	$248,186	$579,705	$220,656

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

During the nine months ended June 30, 2014, certain ARS were redeemed by their issuer or sold in market transactions. Such transactions resulted in aggregate proceeds of $28.7 million and a gain of $6.2 million in the nine months ended June 30, 2014 which is recorded in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income. During the nine months ended June 30, 2013, ARS with an aggregate par value of approximately $14.1 million were redeemed by their issuer at par, or sold at amounts approximating their par value pursuant to tender offers, resulting in gains of $355 thousand and $1.6 million for the three and nine months ended June 30, 2013 respectively, which are recorded in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income.

During the three months ended June 30, 2014, certain of the non-agency CMOs held within the RJ Bank available for sale securities portfolio were sold. The sales resulted in proceeds of $26.6 million and a gain of $264 thousand in the three and nine months ended June 30, 2014, which is recorded in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income. There were no proceeds from the sale of RJ Bank available for sale securities in the three and nine months ended June 30, 2013.

Index

The amortized cost and fair values of available for sale securities are as follows:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
June 30, 2014
Available for sale securities:
Agency MBS and CMOs	$282,620	$596	$(1,229)	$281,987
Non-agency CMOs (1)	102,721	70	(7,291)	95,500
Other securities	1,575	467	—	2,042
Total RJ Bank available for sale securities	386,916	1,133	(8,520)	379,529

Auction rate securities:
Municipal obligations	103,140	7,909	(348)	110,701
Preferred securities	104,527	8,922	—	113,449
Total auction rate securities	207,667	16,831	(348)	224,150
Total available for sale securities	$594,583	$17,964	$(8,868)	$603,679

September 30, 2013
Available for sale securities:
Agency MBS and CMOs	$326,858	$707	$(1,536)	$326,029
Non-agency CMOs (2)	142,169	4	(13,152)	129,021
Other securities	1,575	501	—	2,076
Total RJ Bank available for sale securities	470,602	1,212	(14,688)	457,126

Auction rate securities:
Municipal obligations	125,371	6,831	(1,268)	130,934
Preferred securities	104,808	5,976	—	110,784
Total auction rate securities	230,179	12,807	(1,268)	241,718
Total available for sale securities	$700,781	$14,019	$(15,956)	$698,844

(1)	As of June 30, 2014, the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in AOCI was $6.2 million (before taxes).

(2)	As of September 30, 2013, the non-credit portion of OTTI recorded in AOCI was $11.1 million (before taxes).

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

	June 30, 2014
	Within one year	After one but within five years	After five but within ten years	After ten years	Total
	($ in thousands)
Agency MBS & CMOs:
Amortized cost	$—	$11,460	$11,967	$259,193	$282,620
Carrying value	—	11,494	12,028	258,465	281,987
Weighted-average yield	—	0.24%	0.24%	1.00%	0.94%

Non-agency CMOs:
Amortized cost	$—	$—	$—	$102,721	$102,721
Carrying value	—	—	—	95,500	95,500
Weighted-average yield	—	—	—	2.50%	2.50%

Other securities:
Amortized cost	$—	$—	$—	$1,575	$1,575
Carrying value	—	—	—	2,042	2,042
Weighted-average yield	—	—	—	—	—

Sub-total agency MBS & CMOs, non-agency CMOs, and other securities:
Amortized cost	$—	$11,460	$11,967	$363,489	$386,916
Carrying value	—	11,494	12,028	356,007	379,529
Weighted-average yield	—	0.24%	0.24%	1.40%	1.33%

Auction rate securities:
Municipal obligations
Amortized cost	$—	$1,743	$7,705	$93,692	$103,140
Carrying value	—	1,830	8,095	100,776	110,701
Weighted-average yield	—	0.19%	0.29%	0.40%	0.38%

Preferred securities:
Amortized cost	$—	$—	$—	$104,527	$104,527
Carrying value	—	—	—	113,449	113,449
Weighted-average yield	—	—	—	0.24%	0.24%

Sub-total auction rate securities:
Amortized cost	$—	$1,743	$7,705	$198,219	$207,667
Carrying value	—	1,830	8,095	214,225	224,150
Weighted-average yield	—	0.19%	0.29%	0.31%	0.31%

Total available for sale securities:
Amortized cost	$—	$13,203	$19,672	$561,708	$594,583
Carrying value	—	13,324	20,123	570,232	603,679
Weighted-average yield	—	0.23%	0.26%	0.99%	0.95%

Index

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2014
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$75,199	$(327)	$86,075	$(902)	$161,274	$(1,229)
Non-agency CMOs	10,482	(366)	72,437	(6,925)	82,919	(7,291)
ARS municipal obligations	1,341	(225)	15,969	(123)	17,310	(348)
Total	$87,022	$(918)	$174,481	$(7,950)	$261,503	$(8,868)

	September 30, 2013
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$157,580	$(1,150)	$22,940	$(386)	$180,520	$(1,536)
Non-agency CMOs	4,906	(556)	123,139	(12,596)	128,045	(13,152)
ARS municipal obligations	771	(100)	19,747	(1,168)	20,518	(1,268)
Total	$163,257	$(1,806)	$165,826	$(14,150)	$329,083	$(15,956)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS and CMOs. At June 30, 2014, of the 16 of our U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, seven were in a continuous unrealized loss position for less than 12 months and nine were for 12 months or more.  We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

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

The significant assumptions used in the cash flow analysis of non-agency CMOs are as follows:

	June 30, 2014
	Range	Weighted- average (1)
Default rate	0% - 20.3%	8.05%
Loss severity	0% - 66.7%	37.73%
Prepayment rate	0.5% - 35.0%	8.44%

(1)	Represents the expected activity for the next twelve months.

Index

At June 30, 2014, 15 of the 19 non-agency CMOs were in a continuous unrealized loss position. Of these, 13 were in that position for 12 months or more and two were in a continuous unrealized loss position for less than 12 months. Based on the expected cash flows derived from the model utilized in our analysis, we expect to recover all unrealized losses not already recorded in earnings on our non-agency CMOs. However, it is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in the cash flows expected to be collected on these securities and potential future OTTI losses. As residential mortgage loans are the underlying collateral of these securities, the unrealized losses at June 30, 2014 reflect the uncertainty in the markets for these instruments.

ARS

Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them. Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired, as we have the ability and intent to hold these securities to maturity.

Within our municipal ARS holdings, we hold Jefferson County, Alabama Limited Obligation School Warrants ARS (“Jeff Co. Schools ARS”). As of September 30, 2013, we also held Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS (“Jeff Co. Sewers ARS”).  During our first quarter ended December 31, 2013, the Jefferson County, Alabama voluntary petition for relief under Chapter 9 of the U.S. Bankruptcy Code in the U.S. District Court for the Northern District of Alabama was resolved. As a result of the resolution of this matter, Jefferson County redeemed the Jeff Co. Sewers ARS during our first quarter, and we received $26.5 million in proceeds from the redemption and realized a $5.5 million gain, which is reflected as a component of other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended June 30, 2014. The Jeff Co. Schools ARS were not affected by the resolution of the Jefferson County, Alabama bankruptcy matter and therefore remain in our ARS portfolio as of June 30, 2014.

Within our ARS preferred securities, we analyze the credit ratings associated with each security as an indicator of potential credit impairment. As of June 30, 2014, and including subsequent ratings changes, all of the ARS preferred securities were rated investment grade by at least one rating agency.

Other-than-temporarily impaired securities

Although there is no intent to sell either our ARS or our non-agency CMOs, and it is not more likely than not that we will be required to sell these securities, we do not expect to recover the entire amortized cost basis of certain securities within these portfolios.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available for sale securities are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Amount related to credit losses on securities we held at the beginning of the period	$28,244	$27,966	$28,217	$27,581
Decreases to the amount related to credit loss for securities sold during the period	(9,541)	—	(9,541)	—
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	—	38	27	423
Amount related to credit losses on securities we held at the end of the period	$18,703	$28,004	$18,703	$28,004

NOTE 8 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by RJ Bank, and include commercial and industrial (“C&I”) loans, commercial and residential real estate loans, tax-exempt loans, as well as securities based loans (“SBL”) and other consumer loans. These receivables are collateralized by first or second mortgages on residential or other real property, other assets of the borrower, or are unsecured.

RJ Bank introduced tax-exempt lending during the current year. We segregate our loan portfolio into six loan portfolio segments: C&I, tax-exempt, commercial real estate (“CRE”), CRE construction, residential mortgage, and SBL and other consumer loans. These

Index

portfolio segments also serve as the portfolio loan classes for purposes of credit analysis, except for residential mortgage loans, which are further disaggregated into residential first mortgage and residential home equity classes.

For a discussion of our accounting policies regarding bank loans and allowances for losses, including the policies regarding loans held for investment, loans held for sale, off-balance sheet loan commitments, nonperforming assets, troubled debt restructurings (“TDRs”), impaired loans, the allowance for loan losses and reserve for unfunded lending commitments, and loan charge-off policies, see Note 2 on pages 112 – 116 of our 2013 Form 10-K. We apply the same accounting policies as those for our corporate loan portfolio segments to our new tax-exempt loan portfolio segment. There was no material change in RJ Bank’s accounting policies for the other portfolio segments during the nine months ended June 30, 2014.

The following table presents the balances for both the held for sale and held for investment loan portfolios, as well as the associated percentage of each portfolio segment in RJ Bank’s total loan portfolio:

	June 30, 2014		September 30, 2013
	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	$67,292	1%	$110,292	1%
Loans held for investment:
Domestic:
C&I loans	5,050,122	48%	4,439,668	50%
CRE construction loans	66,797	—	38,964	—
CRE loans	1,336,006	13%	1,075,986	12%
Tax-exempt loans	94,855	1%	—	—
Residential mortgage loans	1,748,939	16%	1,743,787	20%
SBL and other consumer loans	906,684	9%	554,210	6%
Foreign:
C&I loans	999,218	10%	806,337	9%
CRE construction loans	35,254	—	21,876	—
CRE loans	245,774	2%	207,060	2%
Residential mortgage loans	2,249	—	1,863	—
SBL and other consumer loans	1,350	—	1,595	—
Total loans held for investment	10,487,248		8,891,346
Net unearned income and deferred expenses	(37,957)		(43,936)
Total loans held for investment, net(1)	10,449,291		8,847,410

Total loans held for sale and investment	10,516,583	100%	8,957,702	100%
Allowance for loan losses	(142,309)		(136,501)
Bank loans, net	$10,374,274		$8,821,201

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At June 30, 2014, the Federal Home Loan Bank of Atlanta (“FHLB”) had a blanket lien on RJ Bank’s residential mortgage loan portfolio, as security for the repayment of certain borrowings from the FHLB. See Note 12 for more information regarding outstanding FHLB advances.

RJ Bank had no recorded investment in loans acquired with deteriorated credit quality as of either June 30, 2014 or September 30, 2013.

Loans held for sale

RJ Bank originated or purchased $195.4 million and $743.7 million of loans held for sale during the three and nine months ended June 30, 2014, respectively, and $352.4 million and $1 billion during the three and nine months ended June 30, 2013, respectively. There were proceeds from the sale of held for sale loans of $39.5 million and $133.6 million during the three and nine months ended June 30, 2014, respectively, and $78.6 million and $223.7 million during the three and nine months ended June 30, 2013, respectively. Net gains resulting from such sales amounted to $223 thousand and $540 thousand during the three and nine months ended June 30, 2014, respectively, and $820 thousand and $3 million during the three and nine months ended June 30, 2013, respectively.  Unrealized losses recorded in the Condensed Consolidated Statements of Income and Comprehensive Income to reflect the loans held for sale at the lower of cost or

Index

market value were $162 thousand and $301 thousand during the three and nine months ended June 30, 2014, respectively, and $2.7 million and $2.8 million during the three and nine months ended June 30, 2013, respectively.

Purchases and sales of loans held for investment

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	Three months ended June 30,				Nine months ended June 30,
	2014		2013		2014		2013
	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales
	(in thousands)
C&I loans	$105,214	$60,492	$222,452	$45,560	$342,950	$191,815	$327,251	$136,378
CRE loans	—	—	5,048	—	—	—	5,048	—
Residential mortgage loans	931	—	1,231	—	28,666	—	5,794	—
Total	$106,145	$60,492	$228,731	$45,560	$371,616	$191,815	$338,093	$136,378

Nonperforming assets

The following table presents the comparative data for nonperforming loans held for investment and total nonperforming assets:

	June 30, 2014	September 30, 2013
	($ in thousands)
Nonaccrual loans:
C&I loans	$—	$89
CRE loans	24,033	25,512
Residential mortgage loans:
First mortgage loans	66,092	75,889
Home equity loans/lines	360	468
Total nonaccrual loans	90,485	101,958

Real estate owned and other repossessed assets, net:
Residential:
First mortgage	3,704	2,434
Home equity	36	—
Total	3,740	2,434
Total nonperforming assets, net	$94,225	$104,392
Total nonperforming assets, net as a % of RJ Bank total assets	0.78%	0.99%

The table of nonperforming assets above excludes $12.6 million and $10.2 million, as of June 30, 2014 and September 30, 2013, respectively, of residential TDRs and $12.3 million of C&I TDRs which were on accrual status in accordance with our policy. There are no accruing loans which are 90 days past due as of June 30, 2014 or September 30, 2013.

As of June 30, 2014 and September 30, 2013, RJ Bank had no outstanding commitments on nonperforming loans.

The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $935 thousand and $2.7 million for the three and nine months ended June 30, 2014, respectively, and $1.5 million and $3.5 million for the three and nine months ended June 30, 2013, respectively. The interest income recognized on nonperforming loans was $315 thousand and $1.1 million for the three and nine months ended June 30, 2014, respectively, and $455 thousand and $1.4 million for the three and nine months ended June 30, 2013, respectively.

Index

Aging analysis

The following table presents an analysis of the payment status of loans held for investment:

	30-59 days	60-89 days	90 days or more	Total past due	Current (1)	Total loans held for investment (2)
	(in thousands)
As of June 30, 2014:
C&I loans	$126	$—	$—	$126	$6,049,214	$6,049,340
CRE construction loans	—	—	—	—	102,051	102,051
CRE loans	—	—	—	—	1,581,780	1,581,780
Tax-exempt loans	—	—	—	—	94,855	94,855
Residential mortgage loans:
First mortgage loans	4,496	1,051	37,643	43,190	1,686,666	1,729,856
Home equity loans/lines	52	—	111	163	21,169	21,332
SBL and other consumer loans	—	—	—	—	908,034	908,034
Total loans held for investment, net	$4,674	$1,051	$37,754	$43,479	$10,443,769	$10,487,248

As of September 30, 2013:
C&I loans	$135	$—	$—	$135	$5,245,870	$5,246,005
CRE construction loans	—	—	—	—	60,840	60,840
CRE loans	—	—	17	17	1,283,029	1,283,046
Residential mortgage loans:
First mortgage loans	4,756	2,068	43,004	49,828	1,673,619	1,723,447
Home equity loans/lines	—	—	372	372	21,831	22,203
SBL and other consumer loans	—	—	—	—	555,805	555,805
Total loans held for investment, net	$4,891	$2,068	$43,393	$50,352	$8,840,994	$8,891,346

(1)	Includes $50.6 million and $55.5 million of nonaccrual loans at June 30, 2014 and September 30, 2013, respectively, which are performing pursuant to their contractual terms.

(2)	Excludes any net unearned income and deferred expenses.

Index

Impaired loans and troubled debt restructurings

The following table provides a summary of RJ Bank’s impaired loans:

	June 30, 2014			September 30, 2013
	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
	(in thousands)
Impaired loans with allowance for loan losses:(1)
C&I loans	$12,251	$12,856	$1,225	$—	$—	$—
CRE loans	—	—	—	17	26	1
Residential mortgage loans:
First mortgage loans	46,571	65,729	5,291	52,624	77,240	6,646
Home equity loans/lines	—	—	—	36	74	4
Total	58,822	78,585	6,516	52,677	77,340	6,651

Impaired loans without allowance for loan losses:(2)
C&I loans	—	—	—	89	94	—
CRE loans	24,033	44,485	—	25,495	45,229	—
Residential - first mortgage loans	23,891	36,773	—	21,445	32,617	—
Total	47,924	81,258	—	47,029	77,940	—
Total impaired loans	$106,746	$159,843	$6,516	$99,706	$155,280	$6,651

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The preceding table includes $24 million CRE, $12.3 million of C&I, and $39 million residential first mortgage TDR’s at June 30, 2014, and $2.2 million CRE and $36.6 million residential first mortgage TDR’s at September 30, 2013.

The average balance of the total impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Average impaired loan balance:
C&I loans	$12,593	$19,198	$4,745	$20,318
CRE loans	24,096	12,094	24,664	8,416
Residential mortgage loans:
First mortgage loans	70,911	75,791	71,516	78,602
Home equity loans/lines	12	79	28	111
Total	$107,612	$107,162	$100,953	$107,447

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$387	$487	$1,350	$1,462
Home equity loans/lines	—	—	—	—
Total	$387	$487	$1,350	$1,462

Index

During the three and nine months ended June 30, 2014 and 2013, RJ Bank granted concessions to borrowers having financial difficulties, for which the resulting modification was deemed a TDR.  All of the concessions granted for first mortgage residential and corporate loans were generally interest rate reductions, interest capitalization, amortization and maturity date extensions, or release of liability ordered under Chapter 7 bankruptcy not reaffirmed by the borrower.  The table below presents the TDRs that occurred during the respective periods presented:

	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	($ in thousands)
Three months ended June 30, 2014
Residential – first mortgage loans	5	$1,797	$1,959
C&I loans	1	19,200	15,035
CRE loans	2	22,291	22,291

Three months ended June 30, 2013
Residential – first mortgage loans	6	$1,406	$1,471

Nine months ended June 30, 2014
Residential – first mortgage loans	16	$4,085	$4,407
C&I loans	1	$19,200	$15,035
CRE loans	2	$22,291	$22,291

Nine months ended June 30, 2013
Residential – first mortgage loans	49	$11,459	$11,617

During the three months ended June 30, 2014, there were no residential first mortgage TDRs for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default. During the nine months ended June 30, 2014, there were three residential first mortgage TDRs with a recorded investment of $852 thousand, for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default. During the three months ended June 30, 2013, there were no residential first mortgage TDRs for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default. During the nine months ended June 30, 2013, there were two residential first mortgage TDRs with a recorded investment of $291 thousand, for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default.

As of June 30, 2014 and September 30, 2013, RJ Bank had no outstanding commitments on TDRs.

Credit quality indicators

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

Index

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

The credit quality of RJ Bank’s held for investment loan portfolio is as follows:

					Residential mortgage
	C&I	CRE construction	CRE	Tax-exempt	First mortgage	Home equity	SBL and other consumer	Total
	(in thousands)
June 30, 2014
Pass	$5,915,234	$102,051	$1,557,356	$94,855	$1,641,454	$20,968	$908,034	$10,239,952
Special mention (1)	108,784	—	192	—	16,562	—	—	125,538
Substandard (1)	25,322	—	22,289	—	71,840	364	—	119,815
Doubtful (1)	—	—	1,943	—	—	—	—	1,943
Total	$6,049,340	$102,051	$1,581,780	$94,855	$1,729,856	$21,332	$908,034	$10,487,248

September 30, 2013
Pass	$5,012,786	$60,840	$1,257,130	$—	$1,627,090	$21,582	$555,805	$8,535,233
Special mention (1)	139,159	—	195	—	18,912	150	—	158,416
Substandard (1)	94,060	—	23,524	—	77,446	470	—	195,500
Doubtful (1)	—	—	2,197	—	—	—	—	2,197
Total	$5,246,005	$60,840	$1,283,046	$—	$1,723,448	$22,202	$555,805	$8,891,346

(1)	Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

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

The table below presents the most recently available update of the performing residential first mortgage loan portfolio summarized by current LTV. The amounts in the table represent the entire loan balance:

Balance(1)
(in thousands)
LTV range:
LTV less than 50%	$417,226
LTV greater than 50% but less than 80%	784,539
LTV greater than 80% but less than 100%	229,212
LTV greater than 100%, but less than 120%	37,474
LTV greater than 120% but less than 140%	7,253
LTV greater than 140%	649
Total	$1,476,353

(1)	Excludes loans that have full repurchase recourse for any delinquent loans.

Index

Allowance for loan losses

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

	Loans held for investment
	C&I	CRE construction	CRE	Tax-exempt	Residential mortgage	SBL and other consumer	Total
	(in thousands)
Three months ended June 30, 2014
Balance at beginning of period	$95,284	$1,799	$22,276	$418	$16,614	$1,549	$137,940
Provision (benefit) for loan losses	3,509	(76)	1,141	603	(972)	262	4,467
Net (charge-offs)/recoveries:
Charge-offs	—	—	—	—	(755)	—	(755)
Recoveries	—	—	—	—	351	9	360
Net (charge-offs)/recoveries	—	—	—	—	(404)	9	(395)
Foreign exchange translation adjustment	198	22	77	—	—	—	297
Balance at June 30, 2014	$98,991	$1,745	$23,494	$1,021	$15,238	$1,820	$142,309

Nine months ended June 30, 2014
Balance at beginning of year	$95,994	$1,000	$19,266	$—	$19,126	$1,115	$136,501
Provision (benefit) for loan losses	5,106	748	4,203	1,021	(3,674)	678	8,082
Net (charge-offs)/recoveries:
Charge-offs	(1,845)	—	—	—	(1,634)	—	(3,479)
Recoveries	16	—	80	—	1,420	27	1,543
Net (charge-offs)/recoveries	(1,829)	—	80	—	(214)	27	(1,936)
Foreign exchange translation adjustment	(280)	(3)	(55)	—	—	—	(338)
Balance at June 30, 2014	$98,991	$1,745	$23,494	$1,021	$15,238	$1,820	$142,309

Three months ended June 30, 2013
Balance at beginning of period	$98,707	$1,016	$28,732	$—	$20,961	$870	$150,286
(Benefit) provision for loan losses	(612)	6	(268)	—	(1,454)	186	(2,142)
Net (charge-offs)/recoveries:
Charge-offs	(106)	—	(5,875)	—	(979)	(54)	(7,014)
Recoveries	—	—	350	—	1,156	7	1,513
Net (charge-offs)/recoveries	(106)	—	(5,525)	—	177	(47)	(5,501)
Foreign exchange translation adjustment	(197)	1	(54)	—	—	—	(250)
Balance at June 30, 2013	$97,792	$1,023	$22,885	$—	$19,684	$1,009	$142,393

Nine months ended June 30, 2013
Balance at beginning of year	$92,409	$739	$27,546	$—	$26,138	$709	$147,541
Provision (benefit) for loan losses	6,372	293	(114)	—	(2,442)	409	4,518
Net (charge-offs)/recoveries:
Charge-offs	(656)	—	(5,875)	—	(6,045)	(129)	(12,705)
Recoveries	—	—	1,423	—	2,033	20	3,476
Net charge-offs	(656)	—	(4,452)	—	(4,012)	(109)	(9,229)
Foreign exchange translation adjustment	(333)	(9)	(95)	—	—	—	(437)
Balance at June 30, 2013	$97,792	$1,023	$22,885	$—	$19,684	$1,009	$142,393

Index

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

	Loans held for investment
	C&I	CRE construction	CRE	Tax-exempt	Residential mortgage	SBL and other consumer	Total
	(in thousands)
June 30, 2014
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$2,306	$—	$2,306
Collectively evaluated for impairment	98,991	1,745	23,494	1,021	12,932	1,820	140,003
Total allowance for loan losses	$98,991	$1,745	$23,494	$1,021	$15,238	$1,820	$142,309

Recorded investment:(1)
Individually evaluated for impairment	$—	$—	$24,033	$—	$39,039	$—	$63,072
Collectively evaluated for impairment	6,049,340	102,051	1,557,747	94,855	1,712,149	908,034	10,424,176
Total recorded investment	$6,049,340	$102,051	$1,581,780	$94,855	$1,751,188	$908,034	$10,487,248

September 30, 2013
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$1	$—	$2,379	$—	$2,380
Collectively evaluated for impairment	95,994	1,000	19,265	—	16,747	1,115	134,121
Total allowance for loan losses	$95,994	$1,000	$19,266	$—	$19,126	$1,115	$136,501

Recorded investment:(1)
Individually evaluated for impairment	$89	$—	$25,512	$—	$36,648	$—	$62,249
Collectively evaluated for impairment	5,245,916	60,840	1,257,534	—	1,709,002	555,805	8,829,097
Total recorded investment	$5,246,005	$60,840	$1,283,046	$—	$1,745,650	$555,805	$8,891,346

(1)	Excludes any net unearned income and deferred expenses.

The reserve for unfunded lending commitments, included in trade and other payables on our Condensed Consolidated Statements of Financial Condition, was $9.5 million and $9.3 million at June 30, 2014 and September 30, 2013, respectively.

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

Refer to Note 2 on pages 120 - 122 of our 2013 Form 10-K for a description of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary of any VIEs.  Other than as described below, as of June 30, 2014 there have been no significant changes in either the nature of our involvement with, or the accounting policies associated with the analysis of, VIEs as described in the 2013 Form 10-K.

Index

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

	Aggregate assets (1)	Aggregate liabilities (1)
	(in thousands)
June 30, 2014
LIHTC Funds	$182,144	$59,059
Guaranteed LIHTC Fund (2)	75,404	—
Restricted Stock Trust Fund	13,392	13,392
EIF Funds	5,947	—
Total	$276,887	$72,451

September 30, 2013
LIHTC Funds	$208,634	$78,055
Guaranteed LIHTC Fund (2)	81,712	—
Restricted Stock Trust Fund	13,075	6,710
EIF Funds	7,588	—
Total	$311,009	$84,765

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

	June 30, 2014	September 30, 2013
	(in thousands)
Assets:
Assets segregated pursuant to regulations and other segregated assets	$10,956	$11,857
Receivables, other	5,812	5,763
Investments in real estate partnerships held by consolidated variable interest entities	239,088	272,096
Trust fund investment in RJF common stock (1)	13,390	13,073
Prepaid expenses and other assets	5,827	8,230
Total assets	$275,073	$311,019

Liabilities and equity:
Trade and other payables	$5,867	$1,428
Intercompany payables	13,294	6,390
Loans payable of consolidated variable interest entities (2)	43,245	62,938
Total liabilities	62,406	70,756
RJF equity	6,353	6,175
Noncontrolling interests	206,314	234,088
Total equity	212,667	240,263
Total liabilities and equity	$275,073	$311,019

(1)	Included in treasury stock in our Condensed Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans.

The following table presents information about the net income (loss) of the VIEs which we consolidate, and is included within our Condensed Consolidated Statements of Income and Comprehensive Income. The noncontrolling interests presented in this table represent the portion of the net loss from these VIEs which is not ours.

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
Interest	$—	$—	$1	$3
Other	700	697	(716)	4,721
Total revenues	700	697	(715)	4,724
Interest expense	653	917	2,237	3,029
Net revenues (expense)	47	(220)	(2,952)	1,695

Non-interest expenses	12,255	6,642	33,272	23,785
Net loss including noncontrolling interests	(12,208)	(6,862)	(36,224)	(22,090)
Net loss attributable to noncontrolling interests	(12,406)	(6,846)	(36,402)	(22,150)
Net income (loss) attributable to RJF	$198	$(16)	$178	$60

Low-income housing tax credit funds

RJTCF is the managing member or general partner in approximately 89 separate low-income housing tax credit funds having one or more investor members or limited partners, 79 of which are determined to be VIEs and 10 of which are determined not to be VIEs. RJTCF has concluded that it is the primary beneficiary of eight non-guaranteed LIHTC Fund VIEs and, accordingly, consolidates these funds. In addition, RJTCF consolidates the one Guaranteed LIHTC Fund VIE it sponsors (see Note 16 for further discussion of the guarantee obligation as well as other RJTCF commitments).  RJTCF also consolidates four of the funds it determined not to be VIEs.

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

	June 30, 2014			September 30, 2013
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
LIHTC Funds	$2,863,585	$853,089	$44,979	$2,532,457	$762,346	$14,387
NMTC Funds	140,317	139	13	140,499	278	13
Other Real Estate Limited Partnerships and LLCs	28,993	36,016	191	30,240	35,512	212
Total	$3,032,895	$889,244	$45,183	$2,703,196	$798,136	$14,612

VIEs where we hold a variable interest but are not required to consolidate

Managed Funds

As described in Note 2 on page 122 of our 2013 Form 10-K, we have subsidiaries which serve as the general partner of the Managed Funds. We determined the Managed Funds to be VIEs that satisfy the conditions for deferral of the determination of who is the primary beneficiary that is performed based upon the assessment of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the entity. For the Managed Funds, the primary beneficiary assessment applies prior accounting guidance which assesses who will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Based upon the outcome of our assessments, we have determined that we are not required to consolidate the Managed Funds.

The aggregate assets, liabilities, and our exposure to loss from Managed Funds in which we hold a variable interest as of the dates indicated are provided in the table below:

	June 30, 2014			September 30, 2013
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
Managed Funds	$52,516	$25	$92	$56,321	$1,415	$202

Index

NOTE 10 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The following are our goodwill and net identifiable intangible asset balances as of the dates indicated:

	June 30, 2014	September 30, 2013
	(in thousands)
Goodwill	$295,486	$295,486
Identifiable intangible assets, net	60,549	65,978
Total goodwill and identifiable intangible assets, net	$356,035	$361,464

Our goodwill and identified intangible assets result from various acquisitions. See Note 13 on pages 155 - 159 of our 2013 Form 10-K for a discussion of the components of our goodwill balance and additional information regarding our identifiable intangible assets. See the discussion of our intangible assets and goodwill accounting policies in Note 2 on pages 117 - 118 of our 2013 Form 10-K.

Goodwill

The following summarizes our goodwill by segment, along with the activity, as of the dates indicated:

	Three months ended June 30,			Nine months ended June 30,
	Segment			Segment
	Private client group	Capital markets	Total	Private client group	Capital markets		Total
	(in thousands)
Fiscal year 2014
Goodwill as of beginning of period	$174,584	$120,902	$295,486	$174,584	$120,902		$295,486
Impairment losses	—	—	—	—	—		—
Goodwill as of end of period	$174,584	$120,902	$295,486	$174,584	$120,902		$295,486

Fiscal year 2013
Goodwill as of beginning of period	$174,584	$120,902	$295,486	$173,317	$126,794		$300,111
Adjustments to prior year additions (1)	—	—	—	1,267	1,041		2,308
Impairment losses	—	—	—	—	(6,933)	(2)	(6,933)
Goodwill as of end of period	$174,584	$120,902	$295,486	$174,584	$120,902		$295,486

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

(2)
The impairment expense in the nine months ended June 30, 2013 is associated with the Raymond James European Securities, S.A.S. (“RJES”) reporting unit. We concluded that the goodwill associated with this reporting unit was completely impaired during such period. Since we did not own 100% of RJES as of the goodwill impairment testing date, for the nine months ended June 30, 2013 the effect of this impairment expense on the pre-tax income attributable to Raymond James Financial, Inc is approximately $4.6 million, and the portion of the impairment expense attributable to the noncontrolling interests is approximately $2.3 million.

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

Index

Identifiable intangible assets, net

The following table sets forth our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the periods indicated:

	Segment
	Private client group	Capital markets	Asset management		RJ Bank	Total
	(in thousands)
For the three months ended June 30, 2014
Net identifiable intangible assets as of beginning of period	$8,889	$40,724	$11,663		$1,084	$62,360
Additions	—	—	—		91	91
Amortization expense	(139)	(1,375)	(333)		(55)	(1,902)
Impairment losses	—	—	—		—	—
Net identifiable intangible assets as of end of period	$8,750	$39,349	$11,330		$1,120	$60,549

For the nine months ended June 30, 2014
Net identifiable intangible assets as of beginning of period	$9,191	$43,474	$12,329		$984	$65,978
Additions	—	—	—		280	280
Amortization expense	(441)	(4,125)	(999)		(144)	(5,709)
Impairment losses	—	—	—		—	—
Net identifiable intangible assets as of end of period	$8,750	$39,349	$11,330		$1,120	$60,549

For the three months ended June 30, 2013
Net identifiable intangible assets as of beginning of period	$9,502	$46,890	$12,996		$—	$69,388
Additions	—	—	—		—	—
Amortization expense	(155)	(1,709)	(333)		—	(2,197)
Impairment losses	—	—	—		—	—
Net identifiable intangible assets as of end of period	$9,347	$45,181	$12,663		$—	$67,191

For the nine months ended June 30, 2013
Net identifiable intangible assets as of beginning of period	$9,829	$51,306	$—		$—	$61,135
Additions	—	—	13,329	(1)	—	13,329
Amortization expense	(482)	(6,125)	(666)		—	(7,273)
Impairment losses	—	—	—		—	—
Net identifiable intangible assets as of end of period	$9,347	$45,181	$12,663		$—	$67,191

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

Identifiable intangible assets by type are presented below:

	June 30, 2014		September 30, 2013
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
	(in thousands)
Customer relationships	$65,957	$(12,578)	$65,957	$(8,663)
Trade name	2,000	(2,000)	2,000	(2,000)
Developed technology	11,000	(4,950)	11,000	(3,300)
Non-compete agreements	1,000	(1,000)	1,000	(1,000)
Mortgage servicing rights	1,365	(245)	1,085	(101)
Total	$81,322	$(20,773)	$81,042	$(15,064)

Index

NOTE 11 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit of RJ Bank. The following table presents a summary of bank deposits including the weighted-average rate:

	June 30, 2014		September 30, 2013
	Balance	Weighted-average rate (1)	Balance	Weighted-average rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$5,805	0.01%	$7,003	0.01%
Demand deposits (non-interest-bearing)	9,045	—	8,555	—
Savings and money market accounts	9,915,569	0.02%	8,966,439	0.02%
Certificates of deposit	337,419	1.85%	313,374	1.96%
Total bank deposits(2)	$10,267,838	0.08%	$9,295,371	0.09%

(1)	Weighted-average rate calculation is based on the actual deposit balances at June 30, 2014 and September 30, 2013, respectively.

(2)	Bank deposits exclude affiliate deposits of approximately $8 million and $6 million at June 30, 2014 and September 30, 2013, respectively.

RJ Bank’s savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”) administered by RJ&A.

Scheduled maturities of certificates of deposit are as follows:

	June 30, 2014		September 30, 2013
	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
	(in thousands)
Three months or less	$8,054	$8,651	$7,343	$8,540
Over three through six months	11,022	9,114	5,908	6,264
Over six through twelve months	15,573	18,604	9,459	13,976
Over one through two years	31,808	31,887	31,123	37,918
Over two through three years	47,795	36,418	33,404	27,873
Over three through four years	12,219	7,984	47,822	35,270
Over four through five years	72,764	25,526	36,574	11,900
Total	$199,235	$138,184	$171,633	$141,741

Interest expense on deposits is summarized as follows:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Certificates of deposit	$1,535	$1,499	$4,591	$4,725
Money market, savings and NOW accounts	445	692	1,273	2,354
Total interest expense on deposits	$1,980	$2,191	$5,864	$7,079

Index

NOTE 12 – OTHER BORROWINGS

The following table details the components of other borrowings:

	June 30, 2014	September 30, 2013
	(in thousands)
Other borrowings:
Borrowings on secured lines of credit (1)	$59,166	$84,076
FHLB advances (2)	500,000	—
Borrowings on unsecured lines of credit (3)	—	—
Total other borrowings	$559,166	$84,076

(1)
Other than a $5 million borrowing outstanding on the Regions Credit Facility (as hereinafter defined) as of June 30, 2014, any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.

A subsidiary of RJF (the “Borrower”) is a party to a Revolving Credit Agreement (the “Regions Credit Facility”) with Regions Bank, an Alabama banking corporation (the “Lender”). The Regions Credit Facility provides for a revolving line of credit from the Lender to the Borrower and is subject to a guarantee in favor of the Lender provided by RJF. The proceeds from any borrowings under the line are used for working capital and general corporate purposes. The obligations under the Regions Credit Facility are secured by, subject to certain exceptions, all of the present and future ARS owned by the Borrower (the “Pledged ARS”). The amount of any borrowing under the Regions Credit Facility cannot exceed the lesser of 70% of the value of the Pledged ARS, or $100 million. The maximum amount available to borrow was $100 million and the outstanding borrowings were $5 million as of June 30, 2014. The Regions Credit Facility bears interest at a variable rate which is 2.75% over LIBOR. The facility expires on April 2, 2015.

(2)
Borrowings from the FHLB at June 30, 2014 are comprised of two short-term, $250 million fixed rate advances. The weighted average interest rate on these advances is 0.22%. These advances mature in July, 2014 and November, 2014 respectively, and are secured by a blanket lien, granted to the FHLB, on RJ Bank’s residential loan portfolio.

(3)	Any borrowings on unsecured lines of credit are day-to-day and are generally utilized for cash management purposes.

There were other collateralized financings outstanding in the amount of $287 million and $301 million as of June 30, 2014 and September 30, 2013, respectively. These other collateralized financings are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities. See Note 14 for additional information regarding offsetting asset and liability balances as well as additional information regarding the collateral.

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

Index

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

The receivable for uncollected derivative transaction fee revenues of RJSS is $8 million at June 30, 2014 and September 30, 2013, and is included in other receivables on our Condensed Consolidated Statements of Financial Condition.

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

This cash collateral is recorded net-by-counterparty at the related fair value.  The cash collateral included in the net fair value of all open derivative asset positions arising from our OTC Derivatives Operations aggregates to a net liability of $20 million and $13 million at June 30, 2014 and September 30, 2013, respectively.  The cash collateral included in the net fair value of all open derivative liability positions from our OTC Derivatives Operations aggregates to a net asset of $27 million and $22 million at June 30, 2014 and September 30, 2013, respectively.  Our maximum loss exposure under the interest rate swap contracts arising from our OTC Derivatives Operations at June 30, 2014 is $29 million.

RJ Bank provides to counterparties for the benefit of its U.S. subsidiaries, a guarantee of payment in the event of the subsidiaries’ default under forward foreign exchange contracts.  Due to this RJ Bank guarantee and the short-term nature of these derivatives, RJ Bank’s U.S. subsidiaries are not required to post collateral and do not receive collateral with respect to certain derivative contracts with the respective counterparties.  RJ Bank’s maximum loss exposure under the forward foreign exchange contracts at June 30, 2014 is approximately $4.1 million.

Index

Derivative balances included in our financial statements

See the table below for the notional and fair value amounts of both the asset and liability derivatives.

	Asset derivatives
	June 30, 2014			September 30, 2013
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts (2)	Trading instruments	$2,449,694	$89,065	Trading instruments	$2,407,387	$89,633
Interest rate contracts (3)	Derivative instruments associated with offsetting matched book positions	$2,090,008	$318,253	Derivative instruments associated with offsetting matched book positions	$1,944,408	$250,341

	Liability derivatives
	June 30, 2014			September 30, 2013
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Trade and other payables	$643,111	$3,548	Trade and other payables	$655,828	$637
Derivatives not designated as hedging instruments:
Interest rate contracts (2)	Trading instruments sold	$2,073,204	$75,395	Trading instruments sold	$2,420,531	$74,920
Interest rate contracts (3)	Derivative instruments associated with offsetting matched book positions	$2,090,008	$318,253	Derivative instruments associated with offsetting matched book positions	$1,944,408	$250,341
Forward foreign exchange contracts	Trade and other payables	$110,403	$569	Trade and other payables	$79,588	$77

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

A loss of $14.7 million and a gain of $11.3 million were recognized on forward foreign exchange derivatives in AOCI, net of income taxes, for the three and nine months ended June 30, 2014, respectively (see Note 17 for additional information).  There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the three and nine months ended June 30, 2014.

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

Index

The table below sets forth the impact of the derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income and Comprehensive Income:

		Amount of gain (loss) on derivatives recognized in income
		Three months ended June 30,		Nine months ended June 30,
	Location of gain (loss) recognized on derivatives in the Condensed Consolidated Statements of Income and Comprehensive Income	2014	2013	2014	2013
		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts (1)	Net trading profit	$200	$238	$779	$735
Interest rate contracts (2)	Other revenues	$19	$115	$690	$517
Forward foreign exchange contracts	Other revenues	$(4,093)	$2,396	$718	$3,395

(1)	These contracts arise from our OTC Derivatives Operations.

(2)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

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

Certain of the derivative instruments arising from our OTC Derivatives Operations and from RJ Bank’s forward foreign exchange contracts contain provisions that require our debt to maintain an investment grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment grade, we would be in breach of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at June 30, 2014 is $6.8 million, for which we have posted collateral of $4.3 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2014, we would have been required to post an additional $2.5 million of collateral to our counterparties.

Our only exposure to credit risk in the Offsetting Matched Book Derivatives Operations is related to our uncollected derivative transaction fee revenues. We are not exposed to market risk as it relates to these derivative contracts due to the “pass-through” transaction structure more fully described above.

Index

NOTE 14 – DISCLOSURE OF OFFSETTING ASSETS AND LIABILITIES, COLLATERAL AND ENCUMBERED ASSETS

The following table presents information about the financial and derivative instruments that are offset or subject to an enforceable master netting arrangement or other similar agreement as of the dates indicated:

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Statement of Financial Condition	Net amounts presented in the Statement of Financial Condition	Financial instruments		Cash collateral received (paid)	Net amount
	(in thousands)
As of June 30, 2014:
Assets
Securities purchased under agreements to resell and other collateralized financings	$508,005	$—	$508,005	$(508,005)	(1)	$—	$—
Derivatives - interest rate contracts(2)	89,065	(60,674)	28,391	(5,150)		—	23,241
Derivative instruments associated with offsetting matched book positions	318,253	—	318,253	(318,253)	(3)	—	—
Stock borrowed	171,440	—	171,440	—		(166,099)	5,341
Total assets	$1,086,763	$(60,674)	$1,026,089	$(831,408)		$(166,099)	$28,582
Liabilities
Securities sold under agreements to repurchase	$(286,924)	$—	$(286,924)	$286,924	(4)	$—	$—
Derivatives - interest rate contracts(2)	(75,395)	67,256	(8,139)	—		—	(8,139)
Derivative instruments associated with offsetting matched book positions	(318,253)	—	(318,253)	318,253	(3)	—	—
Derivatives - forward foreign exchange contracts(5)	(4,117)	—	(4,117)	—		—	(4,117)
Stock loaned	(453,661)	—	(453,661)	—		442,349	(11,312)
Total liabilities	$(1,138,350)	$67,256	$(1,071,094)	$605,177		$442,349	$(23,568)

As of September 30, 2013:
Assets
Securities purchased under agreements to resell and other collateralized financings	$709,120	$—	$709,120	$(709,120)	(1)	$—	$—
Derivatives - interest rate contracts(2)	89,633	(61,524)	28,109	(6,409)		—	21,700
Derivative instruments associated with offsetting matched book positions	250,341	—	250,341	(250,341)	(3)	—	—
Stock borrowed	146,749	—	146,749	—		(143,108)	3,641
Total assets	$1,195,843	$(61,524)	$1,134,319	$(965,870)		$(143,108)	$25,341
Liabilities
Securities sold under agreements to repurchase	$(300,933)	$—	$(300,933)	$300,933	(4)	$—	$—
Derivatives - interest rate contracts(2)	(74,920)	69,279	(5,641)	—		—	(5,641)
Derivative instruments associated with offsetting matched book positions	(250,341)	—	(250,341)	250,341	(3)	—	—
Derivatives - forward foreign exchange contracts(5)	(714)	—	(714)	—		—	(714)
Stock loaned	(354,377)	—	(354,377)	—		342,096	(12,281)
Total liabilities	$(981,285)	$69,279	$(912,006)	$551,274		$342,096	$(18,636)

The text of the footnotes in the above table are on the following page.

Index

The text of the footnotes to the table on the previous page are as follows:

(1)
We are over-collateralized since the actual amount of financial instruments pledged as collateral for securities purchased under agreements to resell and other collateralized financings amounts to $528.7 million and $725.9 million as of June 30, 2014 and September 30, 2013, respectively.

(2)	Derivatives - interest rate contracts are included in Trading instruments on our Condensed Consolidated Statements of Financial Condition. See Note 13 for additional information.

(3)
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

(4)
We are over-collateralized since the actual amount of financial instruments pledged as collateral for securities sold under agreements to repurchase amounts to $298.2 million and $313.5 million as of June 30, 2014 and September 30, 2013, respectively.

(5)	Derivatives - forward foreign exchange contracts are included in trade and other payables on our Condensed Consolidated Statements of Financial Condition. See Note 13 for additional information.

For financial statement purposes, we do not offset our repurchase agreements or securities borrowing, securities lending transactions and certain of our derivative instruments because the conditions for netting as specified by GAAP are not met. Our repurchase agreements, securities borrowing and securities lending transactions, and certain of our derivative instruments, are transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. Although not offset on the Condensed Consolidated Statements of Financial Condition, these transactions are included in the preceding table.

Collateral

We receive cash and securities as collateral, primarily in connection with Reverse Repurchase Agreements, securities borrowed, derivative transactions, customer margin loans arising from our domestic operations, and the secured call loans that are held by RJ Ltd. The cash collateral we receive is primarily associated with our OTC Derivative Operations (see Note 13 for additional information). The collateral we receive reduces our credit exposure to individual counterparties.

In many cases, we are permitted to deliver or repledge financial instruments we have received as collateral, for our own use in our repurchase agreements, securities lending agreements, other secured borrowings, satisfaction of deposit requirements with clearing organizations, or otherwise meeting either our, or our clients, settlement requirements.

The table below presents financial instruments at fair value, that we received as collateral, are not included on our Condensed Consolidated Statements of Financial Condition, and that were available to be delivered or repledged, along with the balances of such instruments that were used to deliver or repledge, to satisfy one of our purposes described above:

	June 30, 2014		September 30, 2013
	(in thousands)
Collateral we received that is available to be delivered or repledged	$2,223,767		$2,315,701
Collateral that we delivered or repledged	1,039,682	(1)	897,879	(2)

(1)
The collateral delivered or repledged as of June 30, 2014, includes client margin securities which we pledged with a clearing organization in the amount of $187.6 million which were applied against our requirement of $166.6 million.

(2)
The collateral delivered or repledged as of September 30, 2013, includes client margin securities which we pledged with a clearing organization in the amount of $189.4 million which were applied against our requirement of $128.5 million.

Index

Encumbered assets

We pledge certain of our trading instrument assets to collateralize either Repurchase Agreements, other secured borrowings, or to satisfy our settlement requirements, with counterparties who may or may not have the right to deliver or repledge such securities.

The table below presents information about the fair value of our assets that have been pledged for one of the purposes described above:

	June 30, 2014		September 30, 2013
	(in thousands)
Financial instruments owned, at fair value, pledged to counterparties that:
Had the right to deliver or repledge	$339,183		$332,079
Did not have the right to deliver or repledge	51,952	(1)	91,320	(2)

(1)
Assets delivered or repledged as of June 30, 2014, includes securities which we pledged with a clearing organization in the amount of $22.5 million which were applied against our requirement of $166.6 million (client margin securities we pledged which are described in the preceding table constitute the remainder of the assets pledged to meet the requirement).

(2)
Assets delivered or repledged as of September 30, 2013, includes securities which we pledged with a clearing organization in the amount of $18 million which were applied against our requirement of $128.5 million (client margin securities we pledged which are described in the preceding table constitute the remainder of the assets pledged to meet the requirement).

NOTE 15 – INCOME TAXES

For discussion of income tax matters, see Note 2 on page 120, and Note 19 on pages 167-169, of our 2013 Form 10-K.

For the three months ended June 30, 2014, our effective income tax rate was 35.8%, which is higher than the 34.9% effective tax rate for fiscal year 2013. The fiscal year 2013 effective tax rate was favorably impacted by a reversal of deferred taxes provided on foreign earnings, which reduced the rate by 1.9%. This reversal will not recur in fiscal year 2014.

For the nine months ended June 30, 2014, our effective income tax rate was 35.8% , which is higher than the 34.9% effective tax rate for fiscal year 2013. Partially offsetting the impact of the prior year reversal of deferred taxes provided on foreign taxes described above, the current year-to-date effective tax rate benefited from the first quarter fiscal year 2014 recognition of prior year state tax refunds which resulted from a change in our state tax filing position.

As of June 30, 2014, we have not experienced significant changes in our unrecognized tax benefits balances from September 30, 2013.

NOTE 16 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

In the normal course of business we enter into underwriting commitments. As of June 30, 2014, RJ&A had one open transaction involving such commitments.  Transactions of RJ Ltd. involving such commitments that were recorded and open at June 30, 2014 were approximately $63 million in Canadian currency (“CDN”).

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers, primarily for recruiting and/or retention purposes (see Note 2 on page 112 of our 2013 Form 10-K for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us and, in most circumstances, require them to meet certain production requirements.  As of June 30, 2014, we had made commitments, to either prospects that had accepted our offer, or recently recruited producers, of approximately $28.2 million that had not yet been funded.

As of June 30, 2014, RJ Bank had not settled purchases of $67.1 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

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

We have unfunded commitments to various venture capital or private equity partnerships, which aggregate to approximately $61 million as of June 30, 2014. Of such total, we have unfunded commitments to internally-sponsored private equity limited partnerships in which we control the general partner, of approximately $18 million.

RJF has committed to lend to RJTCF, or to guarantee obligations in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities, in amounts aggregating up to $175 million upon request, subject to certain limitations and to annual review and renewal. At June 30, 2014, RJTCF has $50.1 million in outstanding cash borrowings and $29.1 million in unfunded commitments outstanding against this commitment. RJTCF borrows from RJF in order to make investments in, or fund loans or advances to, either partnerships that purchase and develop properties qualifying for tax credits (“Project Partnerships”) or LIHTC Funds. Investments in Project Partnerships are sold to various LIHTC Funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in Project Partnerships to LIHTC Funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to Project Partnerships, and LIHTC Funds.

A subsidiary of RJ Bank has committed $31.8 million as an investor member in a low-income housing tax credit fund in which a subsidiary of RJTCF is the managing member. As of June 30, 2014, the RJ Bank subsidiary has invested $14.1 million of the committed amount.

RJ Bank has a committed limited partner investment of $3 million to a limited partnership, $735 thousand of this committed amount has been invested as of June 30, 2014.

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA MBS.  The MBS securities are issued on behalf of various state and local housing finance agencies (“HFA”) and consist of the mortgages originated through their lending programs.  RJ&A’s forward GNMA MBS purchase commitment arises at the time of the loan reservation for a borrower in the HFA lending program (these loan reservations fix the terms of the mortgage, including the interest rate and maximum principal amount).  The underlying terms of the GNMA MBS purchase, including the price for the MBS security (which is dependent upon the interest rates associated with the underlying mortgages) are also fixed at loan reservation.  At June 30, 2014, RJ&A had approximately $359 million principal amount of outstanding forward MBS purchase commitments which are expected to be purchased over the following 90 days.  Upon acquisition of the MBS security, RJ&A typically sells such security in open market transactions as part of its fixed income operations.  Given that the actual principal amount of the MBS security is not fixed and determinable at the date of RJ&A’s commitment to purchase, these forward MBS purchase commitments do not meet the definition of a “derivative instrument.”  In order to hedge the market interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into to be announced (“TBA”) security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future.  These TBA securities are accounted for at fair value and are included in Agency MBS securities in the table of assets and liabilities measured at fair value included in Note 5, and at June 30, 2014 aggregate to a net liability having a fair value of $3 million.  The estimated fair value of the purchase commitment is a $3 million asset balance as of June 30, 2014.

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

Index

Guarantees

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At June 30, 2014, the exposure under these guarantees is $3.7 million, which was underwritten as part of RJ Bank’s corporate credit relationship with such borrowers.  The outstanding interest rate swaps at June 30, 2014 have maturities ranging from August 2014 through May 2019.  RJ Bank records an estimated reserve for its credit risk associated with the guarantee of these client swaps, which was insignificant as of June 30, 2014.  The estimated total potential exposure under these guarantees is $7.4 million at June 30, 2014.

RJ Bank guarantees the forward foreign exchange contract obligations of its U.S. subsidiaries.  See Note 13 for additional information regarding these derivatives.

RJF guarantees interest rate swap obligations of RJ Cap Services. See Note 13 for additional information regarding interest rate swaps.

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At June 30, 2014, there were no such outstanding performance guarantees.

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

RJF guarantees the existing mortgage debt of RJ&A of approximately $42.8 million.

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

RJTCF issues certain guarantees to various third parties related to Project Partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations, which aggregate to approximately $1.6 million as of June 30, 2014.

RJF has guaranteed RJTCF’s performance to various third parties on certain obligations arising from RJTCF’s sale and/or transfer of units in one of its fund offerings (“Fund 34”).  Under such arrangements, RJTCF has provided either: (1) certain specific performance guarantees, including a provision whereby in certain circumstances, RJTCF will refund a portion of the investors’ capital contribution, or (2) a guaranteed return on their investment.  Under the terms of the performance guarantees, neither RJF nor RJTCF have any further obligations.  Further, based upon its most recent projections and performance of Fund 34, RJTCF does not anticipate that any future payments will be owed to these third parties under the guarantee of the return on investment. Under the guarantee of returns, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits over the next eight years, RJTCF is obligated to provide the investor with a specified return.  A $28.4 million financing asset is included in prepaid expenses and other assets, and a related $28.4 million liability is included in trade and other payables on our Condensed Consolidated Statements of Financial Condition as of June 30, 2014. The maximum exposure to loss under this guarantee is approximately $35.4 million at June 30, 2014, which represents the undiscounted future payments due to investors.

Index

Legal matter contingencies

Indemnification from Regions

On the Closing Date RJF completed its acquisition of all of the issued and outstanding shares of Morgan Keegan. The terms of the stock purchase agreement provide that Regions will indemnify RJF for losses incurred in connection with legal proceedings pending as of the closing date or commenced after the closing date and related to pre-closing matters, as well as any cost of defense pertaining thereto (see Note 3 on page 124 of our 2013 Form 10-K for a discussion of the indemnifications provided to RJF by Regions). All of the Morgan Keegan matters described below are subject to such indemnification provisions. Management estimates the range of potential liability of all such matters subject to indemnification, including the cost of defense, to be from $20 million to $185 million. Any loss arising from such matters, after consideration of the applicable annual deductible, if any, will be borne by Regions. As of June 30, 2014, a receivable from Regions of approximately $1 million is included in other receivables, an indemnification asset of approximately $157 million is included in other assets, and a liability for potential losses of approximately $155 million is included within trade and other payables, all of which are reflected on our Condensed Consolidated Statements of Financial Condition pertaining to the matters described below and the related indemnification from Regions. The amount included within trade and other payables is the amount within the range of potential liability related to such matters which management estimates is more likely than any other amount within such range.

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

The states of Missouri and Texas are investigating alleged securities law violations by MK & Co. in the underwriting and sale of certain municipal bonds. An enforcement action was brought by the Missouri Secretary of State in April 2013, seeking monetary penalties and other relief. In November 2013, the state dismissed this enforcement action and refiled the same claims as a civil action in the Circuit Court for Boone County, Missouri. Civil actions were brought by certain investors of the bonds beginning in March 2012, seeking a return of their investment and unspecified compensatory and punitive damages. Trial of this case is currently set for January 2015 in the Circuit Court for Cole County, Missouri. A putative, but currently uncertified class action was brought on behalf of purchasers of the bonds on September 4, 2012, seeking unspecified compensatory and punitive damages. These actions are in various stages of litigation, with the putative class action set for trial in September 2014. These matters are subject to the indemnification agreement with Regions.

Prior to the Closing Date, Morgan Keegan was involved in other litigation arising in the normal course of its business. On all such matters, RJF is subject to indemnification from Regions pursuant to the terms of the stock purchase agreement as summarized above.

Index

Other matters

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as other corporate litigation. We are contesting the allegations in these cases and believe that there are meritorious defenses in each of these lawsuits and arbitrations. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. Refer to Note 2 on page 118 of our 2013 Form 10-K for a discussion of our criteria for establishing a range of possible loss related to such matters.  Excluding any amounts subject to indemnification from Regions related to pre-Closing Date Morgan Keegan matters discussed above, as of June 30, 2014, management currently estimates the aggregate range of possible loss is from $0 to an amount of up to $8 million in excess of the accrued liability (if any) related to these matters.  In the opinion of management, based on current available information, review with outside legal counsel, and consideration of the accrued liability amounts provided for in the accompanying condensed consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income

The following table presents the after-tax changes in each component of accumulated other comprehensive income for the three and nine months ended June 30, 2014:

	Three months ended June 30, 2014			Nine months ended June 30, 2014
	Unrealized gains on available for sale securities	Net currency translations and net investment hedges (1)	Total	Unrealized gains on available for sale securities	Net currency translations and net investment hedges (1)	Total
	(in thousands)

Accumulated other comprehensive income (loss) as of the beginning of the period	$3,300	$(4,534)	$(1,234)	$(1,276)	$12,002	$10,726
Other comprehensive income (loss) before reclassifications	2,577	5,906	8,483	9,447	(10,630)	(1,183)
Amounts reclassified from accumulated other comprehensive income	(331)	—	(331)	(2,625)	—	(2,625)
Net other comprehensive income (loss) for the period	2,246	5,906	8,152	6,822	(10,630)	(3,808)
Accumulated other comprehensive income as of the end of the period	$5,546	$1,372	$6,918	$5,546	$1,372	$6,918

(1)
Includes net gains (losses) recognized on forward foreign exchange derivatives associated with hedges of RJ Bank’s foreign currency exposure due to its non-U.S. dollar net investments (see Note 13 for additional information on these derivatives).

Index

Reclassifications out of AOCI

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive income during the three and nine months ended June 30, 2014:

Accumulated other comprehensive income components:	Increase (decrease) in amounts reclassified from accumulated other comprehensive income		Affected line items in income statement
	Three months ended June 30, 2014	Nine months ended June 30, 2014
	(in thousands)
Available for sale securities: (1)
Auction rate securities (2)	$(273)	$(4,031)	Other revenue
RJ Bank available for sale securities (3)	(262)	(235)	Other revenue
	(535)	(4,266)	Total before tax
	204	1,641	Provision for income taxes
Total reclassifications for the period	$(331)	$(2,625)	Net of tax

(1)	See Note 7 for additional information regarding the available for sale securities, and Note 5 for additional fair value information regarding these securities.

(2)
For the three and nine months ended June 30, 2014, other revenues include realized gains on the redemption or sale of ARS in the amount of $542 thousand and $6.2 million, respectively (see Note 7 for further information). The amounts presented in the table represent the reversal out of AOCI associated with such ARS’ redeemed or sold. The net of such realized gain and this reversal out of AOCI represents the net effect of such redemptions and sales activities on other comprehensive income (“OCI”) for each respective period, on a pre-tax basis.

(3)
For the three and nine months ended June 30, 2014, other revenues include realized gains on the sale of certain available for sale securities held by RJ Bank in the amount of $264 thousand (see Note 7 for further information). The amounts presented in the table represent the reversal out of AOCI associated with such securities sold. The net of such realized gain and this reversal out of AOCI represents the net effect of such sales activities on OCI for each respective period, on a pre-tax basis.

All of the components of other comprehensive income (loss) described above, net of tax, are attributable to RJF.

Index

NOTE 18 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Interest income:
Margin balances	$16,894	$14,935	$51,309	$46,039
Assets segregated pursuant to regulations and other segregated assets	3,666	4,206	11,854	12,644
Bank loans, net of unearned income	86,231	82,508	251,079	254,421
Available for sale securities	1,598	1,937	5,176	6,141
Trading instruments	4,750	5,225	13,893	16,185
Stock loan	2,200	3,222	6,882	6,564
Loans to financial advisors	1,528	1,699	4,831	4,851
Corporate cash and all other	2,524	3,644	9,853	11,689
Total interest income	$119,391	$117,376	$354,877	$358,534

Interest expense:
Brokerage client liabilities	$273	$511	$990	$1,651
Retail bank deposits	1,980	2,191	5,864	7,079
Trading instruments sold but not yet purchased	1,075	994	3,198	2,762
Stock borrow	900	619	2,206	1,732
Borrowed funds	1,128	1,149	2,976	3,816
Senior notes	19,010	19,010	57,030	57,104
Interest expense of consolidated VIEs	653	917	2,237	3,029
Other	2,033	2,801	3,903	6,243
Total interest expense	27,052	28,192	78,404	83,416
Net interest income	92,339	89,184	276,473	275,118
Add (subtract): (provision) benefit for loan losses	(4,467)	2,142	(8,082)	(4,518)
Net interest income after provision for loan losses	$87,872	$91,326	$268,391	$270,600

NOTE 19 – SHARE-BASED COMPENSATION

We maintain one share-based compensation plan for our employees, directors and non-employees (comprised of independent contractor financial advisors) the 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan permits us to grant share-based and cash-based awards designed to be exempt from the limitation on deductible compensation under Section 162(m) of the Internal Revenue Code. In our 2013 Form 10-K, our share-based compensation accounting policies are described in Note 2 on page 119.  Other information relating to our employee and Board of Director share-based awards are outlined in our 2013 Form 10-K in Note 23, on pages 175 – 179, while Note 24 on pages 179 – 181 discusses our non-employee share-based awards.  For purposes of this report, we have combined our presentation of both our employee and director share-based awards with our non-employee share-based awards.

Stock option awards

Expense and income tax (provision) benefits related to our stock option awards granted to employees, directors and independent contractor financial advisors are presented below:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Total share-based expense	$1,739	$1,536	$8,600	$7,933
Income tax (provision) benefits related to share-based expense	(50)	(11)	1,228	983

For the nine months ended June 30, 2014, we realized $820 thousand of excess tax benefits related to our stock option awards.

Index

During the three months ended June 30, 2014, we granted no stock options to employees or our independent contractor financial advisors. During the nine months ended June 30, 2014, we granted 944,050 stock options to employees and 61,125 stock options to our independent contractor financial advisors. During the three and nine months ended June 30, 2014, no stock options were granted to outside directors.

Unrecognized pre-tax expense for stock option awards granted to employees, directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of June 30, 2014, are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average period
	(in thousands)	(in years)
Employees and directors	$22,524	3.3
Independent contractor financial advisors	1,668	3.4

The weighted-average grant-date fair value of stock option awards to employees for the nine months ended June 30, 2014 was $16.19.

The fair value of each option awarded to our independent contractor financial advisors is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model.  The weighted-average fair value for unvested options granted to independent contractor financial advisors as of June 30, 2014 was $21.64.

Restricted stock and restricted stock unit awards

Expense and income tax benefits related to our restricted equity awards (which include restricted stock and restricted stock units) granted to employees, directors and independent contractor financial advisors are presented below:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Total share-based expense	$11,909	$12,437	$40,966	$38,389
Income tax benefits related to share-based expense	4,123	4,261	14,343	13,155

For the nine months ended June 30, 2014, we realized $7.4 million of excess tax benefits related to our restricted equity awards.

During the three months ended June 30, 2014, we granted 24,096 restricted stock units to employees and no restricted stock units to outside directors.  During the nine months ended June 30, 2014, we granted 988,416 restricted stock units to employees and 16,900 restricted stock units to outside directors. We granted no restricted stock units to independent contractor financial advisors during the three and nine months ended June 30, 2014.

Unrecognized pre-tax expense for restricted equity awards granted to employees, directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of June 30, 2014, are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average period
	(in thousands)	(in years)
Employees and directors	$95,371	2.7
Independent contractor financial advisors	132	1.5

The weighted-average grant-date fair value of restricted stock unit awards granted to employees and outside directors for the three and nine months ended June 30, 2014 were $48.37 and $48.66, respectively.

The fair value of each restricted equity award to our independent contractor financial advisors is computed on the date of grant and periodically revalued at the current stock price.  The fair value for unvested restricted equity awards granted to independent contractor financial advisors as of June 30, 2014 was $50.48.

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

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJF as of June 30, 2014:
Total capital (to risk-weighted assets)	$3,805,830	20.5%	$1,485,202	8.0%	$1,856,502	10.0%
Tier I capital (to risk-weighted assets)	3,646,656	19.6%	744,216	4.0%	1,116,323	6.0%
Tier I capital (to adjusted assets)	3,646,656	15.8%	923,204	4.0%	1,154,005	5.0%

RJF as of September 30, 2013:
Total capital (to risk-weighted assets)	$3,445,136	19.8%	$1,391,974	8.0%	$1,739,968	10.0%
Tier I capital (to risk-weighted assets)	3,294,595	18.9%	697,269	4.0%	1,045,903	6.0%
Tier I capital (to adjusted assets)	3,294,595	14.5%	908,854	4.0%	1,136,067	5.0%

The increase in RJF’s Total capital (to risk-weighted assets) and Tier I capital (to risk-weighted assets) at June 30, 2014 compared to September 30, 2013 was the result of positive earnings during the nine month period ended June 30, 2014 offset by an increase in corporate loans. The increase in RJF’s Tier I capital (to adjusted assets) ratio at June 30, 2014 compared to September 30, 2013 was primarily due to earnings during the nine month period ended June 30, 2014 as well as a decrease in average segregated assets offset by an increase in average corporate loans.

Index

To be categorized as “well capitalized,” RJ Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJ Bank as of June 30, 2014:
Total capital (to risk-weighted assets)	$1,397,794	12.6%	$884,913	8.0%	$1,106,141	10.0%
Tier I capital (to risk-weighted assets)	1,259,148	11.4%	442,456	4.0%	663,685	6.0%
Tier I capital (to adjusted assets)	1,259,148	10.4%	486,541	4.0%	608,177	5.0%

RJ Bank as of September 30, 2013:
Total capital (to risk-weighted assets)	$1,234,268	13.0%	$758,996	8.0%	$948,745	10.0%
Tier I capital (to risk-weighted assets)	1,115,113	11.8%	379,498	4.0%	569,247	6.0%
Tier I capital (to adjusted assets)	1,115,113	10.4%	430,154	4.0%	537,692	5.0%
The decrease in RJ Bank’s Total capital (to risk-weighted assets) ratio and Tier I capital (to risk-weighted assets) ratio at June 30, 2014 compared to September 30, 2013 was primarily due to corporate loan growth during the nine month period ended June 30, 2014.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934.

The net capital position of our wholly owned broker-dealer subsidiary RJ&A is as follows:

	As of
	June 30, 2014	September 30, 2013
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	24.08%	23.14%
Net capital	$442,580	$435,343
Less: required net capital	(36,761)	(37,625)
Excess net capital	$405,819	$397,718

The net capital position of our wholly owned broker-dealer subsidiary RJFS is as follows:

	As of
	June 30, 2014	September 30, 2013
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$15,916	$18,103
Less: required net capital	(250)	(250)
Excess net capital	$15,666	$17,853

Index

The risk adjusted capital of RJ Ltd. is as follows (in Canadian dollars):

	As of
	June 30, 2014	September 30, 2013
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$105,443	$52,777
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$105,193	$52,527

At June 30, 2014, all of our other active regulated domestic and international subsidiaries are in compliance with and met all capital requirements.

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

June 30, 2014
(in thousands)
Standby letters of credit	$108,081
Open end consumer lines of credit	1,343,393
Commercial lines of credit	1,746,796
Unfunded loan commitments	205,920

Because many lending commitments expire without being funded in whole or part, the contract amounts are not estimates of RJ Bank’s actual future credit exposure or future liquidity requirements. RJ Bank maintains a reserve to provide for potential losses related to the unfunded lending commitments. See Note 8 for further discussion of this reserve for unfunded lending commitments.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of June 30, 2014, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $6.7 million and CDN $7.8 million, respectively. RJ Bank is also subject to foreign exchange risk related to its net investment in a Canadian subsidiary. See Note 13 for information regarding how RJ Bank utilizes net investment hedges to mitigate a significant portion of this risk.

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

Index

NOTE 22 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$122,689	$83,862	$343,882	$249,696
Less allocation of earnings and dividends to participating securities (1)	(710)	(875)	(2,250)	(2,982)
Net income attributable to RJF common shareholders	$121,979	$82,987	$341,632	$246,714

Income for diluted earnings per common share:
Net income attributable to RJF	$122,689	$83,862	$343,882	$249,696
Less allocation of earnings and dividends to participating securities (1)	(696)	(861)	(2,206)	(2,939)
Net income attributable to RJF common shareholders	$121,993	$83,001	$341,676	$246,757

Common shares:
Average common shares in basic computation	140,270	138,185	139,747	137,493
Dilutive effect of outstanding stock options and certain restricted stock units	3,715	3,046	3,565	2,672
Average common shares used in diluted computation	143,985	141,231	143,312	140,165

Earnings per common share:
Basic	$0.87	$0.60	$2.44	$1.79
Diluted	$0.85	$0.59	$2.38	$1.76
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	233	103	392	258

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities.  Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 819 thousand and 1.5 million for the three months ended June 30, 2014 and 2013, respectively. Participating securities amounted to weighted-average shares of 924 thousand and 1.7 million for the nine months ended June 30, 2014 and 2013, respectively. Dividends paid to participating securities amounted to $129 thousand and $201 thousand for the three months ended June 30, 2014 and 2013, respectively.  Dividends paid to participating securities amounted to $416 thousand and $664 thousand for the nine months ended June 30, 2014 and 2013, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Dividends per common share - declared	$0.16	$0.14	$0.48	$0.42
Dividends per common share - paid	$0.16	$0.14	$0.46	$0.41

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

Information concerning operations in these segments of business is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
Private Client Group	$819,436	$744,990	$2,413,300	$2,188,114
Capital Markets	241,013	227,321	714,145	711,375
Asset Management	91,222	76,805	274,772	211,975
RJ Bank	93,740	83,068	264,770	264,939
Other	12,984	22,982	37,055	118,503
Intersegment eliminations	(17,112)	(17,438)	(49,360)	(49,371)
Total revenues(1)	$1,241,283	$1,137,728	$3,654,682	$3,445,535

Income (loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$81,473	$58,664	$230,098	$165,698
Capital Markets	28,009	16,047	91,025	61,689
Asset Management	31,306	23,928	93,006	65,731
RJ Bank	64,921	62,881	178,777	195,100
Other (2)	(14,466)	(29,466)	(57,275)	(86,000)
Pre-tax income excluding noncontrolling interests	191,243	132,054	535,631	402,218
Add: net (loss) income attributable to noncontrolling interests	(12,310)	(3,157)	(24,887)	33,149
Income including noncontrolling interests and before provision for income taxes	$178,933	$128,897	$510,744	$435,367

(1)	No individual client accounted for more than ten percent of total revenues in any of the periods presented.

(2)
For the three and nine months ended June 30, 2013, the Other segment includes acquisition related expenses pertaining to our acquisitions (primarily related to our Morgan Keegan acquisition, see Note 1 for additional information) in the amount of $13.4 million and $51.8 million, respectively. For the three and nine months ended June 30, 2014, acquisition related expenses are no longer material for separate disclosure as our Morgan Keegan integration activities were substantially complete as of September 30, 2013.

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net interest income (expense):
Private Client Group	$21,769	$21,870	$67,355	$64,462
Capital Markets	738	172	4,000	3,398
Asset Management	27	18	68	56
RJ Bank	87,089	83,313	253,730	256,256
Other	(17,284)	(16,189)	(48,680)	(49,054)
Net interest income	$92,339	$89,184	$276,473	$275,118

Index

The following table presents our total assets on a segment basis:

	June 30, 2014	September 30, 2013
	(in thousands)
Total assets:
Private Client Group (1)	$6,090,193	$7,649,030
Capital Markets (2)	2,600,138	2,548,663
Asset Management	168,477	149,436
RJ Bank	12,111,582	10,489,524
Other	2,099,899	2,349,469
Total	$23,070,289	$23,186,122

(1)	Includes $174.6 million of goodwill at June 30, 2014 and September 30, 2013.

(2)	Includes $120.9 million of goodwill at June 30, 2014 and September 30, 2013.

We have operations in the United States, Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
United States	$1,134,841	$1,033,059	$3,316,872	$3,131,104
Canada	73,993	77,017	238,487	233,835
Europe	22,984	21,502	73,568	63,676
Other	9,465	6,150	25,755	16,920
Total	$1,241,283	$1,137,728	$3,654,682	$3,445,535

Pre-tax income (loss) excluding noncontrolling interests:
United States	$184,832	$124,376	$505,015	$390,520
Canada	5,653	6,230	26,196	20,346
Europe	(1,007)	1,002	(152)	(6,231)
Other	1,765	446	4,572	(2,417)
Total	$191,243	$132,054	$535,631	$402,218

Our total assets, classified by major geographic area in which they are held, are presented below:

	June 30, 2014	September 30, 2013
	(in thousands)
Total assets:
United States (1)	$21,198,353	$21,154,293
Canada(2)	1,789,094	1,965,648
Europe	37,378	26,415
Other	45,464	39,766
Total	$23,070,289	$23,186,122

(1)	Includes $262.5 million of goodwill at June 30, 2014 and September 30, 2013.

(2)	Includes $33 million of goodwill at June 30, 2014 and September 30, 2013.

Index

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

Factors Affecting “Forward-Looking Statements”

Certain statements made in this report on Form 10-Q may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), industry or market conditions, demand for and pricing of our products, acquisitions and divestitures, anticipated results of litigation and regulatory developments or general economic conditions.  In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions.  Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements.  We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in our filings with the Securities and Exchange Commission (the “SEC”) from time to time, including our most recent Annual Report on Form 10-K and subsequent Forms 10-Q, which are available on www.raymondjames.com and the SEC’s website at www.sec.gov. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events or otherwise.

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

Quarter ended June 30, 2014

We achieved record net revenues of $1.21 billion for the quarter, a $105 million, or 9%, increase compared to the prior year quarter, and a 3% increase compared to the preceding quarter. Total client assets under administration were a record $479 billion at June 30, 2014, an 18% increase over the prior year level and up nearly 5% compared to the preceding quarter. The increase in assets under administration is attributable to both market appreciation and net inflows of client assets. Non-interest expenses increased $55 million, or 6%, compared to the prior year quarter, and $10 million, or 1%, compared to the preceding quarter. The increase from the prior year quarter primarily results from increases in compensation, commissions and benefits, the bank loan loss provision, and business development expenses offset by decreases in acquisition related expenses and communications and information processing expense. The increases from the preceding quarter are primarily due to an increase in compensation, commissions and benefits expenses offset by a decrease in communications and information processing expenses. Acquisition and integration related expenses in the current year quarter are no longer material for separate reporting since our integration of Morgan Keegan was substantially complete as of September 30, 2013.

Index

Our record net income of $123 million represents an increase of $39 million, or 46%, compared to the prior year quarter, and an increase of $18 million, or 17%, compared to the preceding quarter. After excluding the acquisition related and other one-time expenses we incurred in the prior year quarter, our adjusted net income increased $30 million, or 33% (a non-GAAP measure).(1)

A summary of the most significant matters impacting our segment results as compared to the prior year quarter, are as follows:

•
Our Private Client Group segment generated record net revenues of $817 million, a 10% increase, while pre-tax income increased 39% to a record $81 million.  The increase in revenues is primarily attributable to increased securities commissions and fee revenues, predominately arising from fee-based accounts, as well as an increase in mutual fund and annuity service fee revenues. Commission expenses increased in proportion to the increase in corresponding commission revenues while all other components of non-interest expenses increased in total by less than 1%. Client assets under administration of the Private Client Group increased 17% over the prior year, to a record $454.1 billion at June 30, 2014. Net inflows of client assets have been positively impacted by successful recruiting of financial advisors, among other favorable factors.

•
The Capital Markets segment generated net revenues of $237 million, a 7% increase, while pre-tax income increased $12 million, or 75%, to $28 million. The primary driver of the increase in pre-tax income is an $18 million increase in trading profits, which result primarily from fixed income securities. Current period trading profits continued at a steady level, approximating the two preceding quarters, and result in a substantially favorable comparison to the prior year quarter when we experienced a trading loss, primarily in our municipal fixed income securities portfolio. Favorable levels of equity underwriting fees and tax credit funds syndication fees offset a significant decrease in institutional fixed income commission revenues. The decline in institutional fixed income commission revenues results from challenging fixed income market conditions due to economic uncertainty, historically low interest rates, the relatively low volatility of benchmark interest rates and decreased customer trading volumes. Despite these fixed income market conditions, we continued to generate a reasonable level of trading profits in our fixed income operations.

•
Our Asset Management segment generated a 19% increase in net revenues to $91 million and a $7 million, or 31%, increase in pre-tax income. Financial assets under management increased 25% from the prior year, to a record $65.3 billion as of June 30, 2014.  Both strong net inflows of client assets and market appreciation contributed to the increase in revenues and pre-tax income.

•
RJ Bank generated $65 million in pre-tax income, a $2 million, or 3% increase, resulting from increases in net interest income and other revenues, offset by an increase in the provision for loan losses. Net interest income increased due to growth in the average loans outstanding, offset somewhat by a lower net interest margin. Other revenues increased due to a positive variance in foreign exchange associated with a few remaining unhedged Canadian dollar denominated loans. The credit characteristics of the loan portfolio continued to reflect the positive impact of improved economic conditions, however comparisons to the prior year are impacted by the prior period provision for loan loss which was a net benefit.

•
Activities in our Other segment reflect a pre-tax loss that is $15 million, or 51%, less than the prior year quarter. Net revenues in the segment decreased $9 million. While current period increases in the valuations of certain investments in our private equity portfolio were favorable overall, the increases were not as robust as those in the prior year period. However, our non-interest expenses have decreased substantially as we no longer separately report acquisition and integration related costs (which were included in the other segment) since our integration of Morgan Keegan was substantially complete as of September 30, 2013.

(1)	Refer to the discussion and reconciliation of the GAAP results to the non-GAAP results in the “Reconciliation of the GAAP results to the non-GAAP measures” section of this MD&A.

Index

Nine months ended June 30, 2014

Our net revenues of $3.6 billion represent a 6% increase compared to the prior year period. Total client assets under administration increased to a record $479 billion at June 30, 2014, an 18% increase over the prior year level. Non-interest expenses increased $139 million, or 5%, compared to the prior year period. The increases are primarily due to the increase in compensation, commissions and benefits expenses which were partially offset by the decrease in acquisition related expenses. Acquisition and integration related expenses in the current year are no longer material for separate reporting since our integration of Morgan Keegan was substantially complete as of September 30, 2013. The combination of increasing net revenues and overall expense control has helped us achieve a 15% pre-tax margin on net revenues in the current year period.

Our net income increased $94 million, or 38%, compared to the prior year period. After excluding the acquisition related and other one-time expenses we incurred in the prior year, our adjusted net income increased $58 million, or 20%, compared to the prior year period (a non-GAAP measure).(1) Net income in the prior year period also included $14 million (after the attribution to noncontrolling interests) arising from our indirect investment in Albion, a private equity holding which was sold in April, 2013.

Our segment results during the nine month period were most significantly impacted by the factors described above for the quarter, unless otherwise noted:

•	Our Private Client Group segment generated an increase of 39% in pre-tax income, to $230 million.

•	The Capital Markets segment has realized a $29 million, or 48%, increase in pre-tax income to $91 million.

•
Our Asset Management segment has generated a $27 million, or 41%, increase in pre-tax income to $93 million. In addition to the factors described above, we earned a higher amount of performance fees in the current year which result from positive net performance from certain of our managed funds (a portion of which are attributable to noncontrolling interests), which have contributed to the increase in revenues and pre-tax income.

•	RJ Bank has realized a $16 million, or 8% decrease in pre-tax income, to $179 million, as net interest margin contraction more than offset net interest earned on net loan growth.

•
Activities in our Other segment have resulted in a pre-tax loss that is $29 million less than the prior year. In addition to the factors described above, the prior year included significant revenues associated with our indirect investment in Albion, which was subsequently sold in April 2013, thus have a significant impact on comparisons to the prior year period.

•
Our effective tax rate for the current year period is 35.8%, a decrease from the 37.9% effective tax rate in the prior year period. The current year-to-date effective tax rate has benefited from strong year-to-date gains in our Company Owned Life Insurance portfolio compared to the prior year period (such gains are not subject to tax and thus benefit the effective tax rate), state tax credits, the recognition of prior year state tax refunds resulting from a change in state tax filing position, and a projected increase in low income housing tax credits .

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

The following table presents our consolidated and segment gross revenues, net revenues, and pre-tax income (loss), the latter excluding noncontrolling interests, for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2014	2013	% change	2014	2013	% change
	($ in thousands)
Total company
Revenues	$1,241,283	$1,137,728	9%	$3,654,682	$3,445,535	6%
Net revenues	1,214,231	1,109,536	9%	3,576,278	3,362,119	6%
Pre-tax income excluding noncontrolling interests	191,243	132,054	45%	535,631	402,218	33%

Private Client Group
Revenues	819,436	744,990	10%	2,413,300	2,188,114	10%
Net revenues	816,918	742,547	10%	2,405,826	2,178,814	10%
Pre-tax income	81,473	58,664	39%	230,098	165,698	39%

Capital Markets
Revenues	241,013	227,321	6%	714,145	711,375	—
Net revenues	236,509	221,610	7%	702,594	696,862	1%
Pre-tax income	28,009	16,047	75%	91,025	61,689	48%

Asset Management
Revenues	91,222	76,805	19%	274,772	211,975	30%
Net revenues	91,216	76,802	19%	274,753	211,968	30%
Pre-tax income	31,306	23,928	31%	93,006	65,731	41%

RJ Bank
Revenues	93,740	83,068	13%	264,770	264,939	—
Net revenues	91,556	80,877	13%	258,702	257,696	—
Pre-tax income	64,921	62,881	3%	178,777	195,100	(8)%

Other
Revenues	12,984	22,982	(44)%	37,055	118,503	(69)%
Net revenues	(6,541)	2,684	(344)%	(21,347)	58,756	(136)%
Pre-tax loss	(14,466)	(29,466)	51%	(57,275)	(86,000)	33%

Intersegment eliminations
Revenues	(17,112)	(17,438)	2%	(49,360)	(49,371)	—
Net revenues	(15,427)	(14,984)	(3)%	(44,250)	(41,977)	5%

Reconciliation of the GAAP results to the non-GAAP measures

We believe that the non-GAAP measures provide useful information by excluding material items that may not be indicative of our core operating results and that the GAAP and the non-GAAP measures should be considered together. There are no non-GAAP adjustments in either the current quarter or the year-to-date period ended June 30, 2014, as we no longer separately report acquisition and integration related costs since our integration of Morgan Keegan was substantially complete as of September 30,

Index

2013. The non-GAAP adjustments impacting the prior year periods presented are comprised of one-time acquisition and integration costs (primarily associated with our Morgan Keegan acquisition) and other non-recurring expenses, net of applicable taxes. Refer to the footnotes to the table below for further explanation of each non-recurring item.

The following table provides a reconciliation of the GAAP basis to the non-GAAP measures for the prior year periods which included non-GAAP adjustments:

	Three months ended June 30, 2013	Nine months ended June 30, 2013
	($ in thousands, except per share amounts)
Net income attributable to RJF, Inc. - GAAP basis	$83,862	$249,696
Non-GAAP adjustments:
Acquisition related expenses (1)	13,449	51,753
RJF's share of RJES goodwill impairment expense (2)	—	4,564
RJES restructuring expense (3)	—	1,600
Pre-tax non-GAAP adjustments	13,449	57,917
Tax effect of non-GAAP adjustment (4)	(4,789)	(21,962)
Adjusted net income attributable to RJF, Inc. - Non-GAAP basis	$92,522	$285,651
Non-GAAP earnings per common share:
Non-GAAP basic	$0.66	$2.05
Non-GAAP diluted	$0.65	$2.01
Average equity - GAAP basis (5)	$3,507,475	$3,415,923
Average equity - non-GAAP basis (6)	$3,532,111	$3,427,428
Return on equity for the quarter (annualized)	9.6%	N/A
Return on equity for the quarter - non-GAAP basis (annualized) (7)	10.5%	N/A
Return on equity year-to-date (annualized)	N/A	9.7%
Return on equity year-to-date - non-GAAP basis (annualized) (7)	N/A	11.1%

(1)	The non-GAAP adjustment adds back to pre-tax income one-time acquisition and integration expenses associated with acquisitions that were incurred during the period.

(2)	The non-GAAP adjustment adds back to pre-tax income RJF’s share of the total goodwill impairment expense associated with our RJES reporting unit.

(3)	The non-GAAP adjustment adds back to pre-tax income a one-time restructuring expense associated with our RJES operations.

(4)	The non-GAAP adjustment reduces net income for the income tax effect of the pre-tax non-GAAP adjustments, utilizing the effective tax rate in such periods to determine the current tax expense.

(5)
For the quarter, computed by adding the total equity attributable to RJF, Inc. as of the date indicated plus the prior quarter-end total, divided by two. For the year-to-date period, computed by adding the total equity attributable to RJF, Inc. as of each quarter-end date during the indicated year-to-date period, plus the beginning of the year total, divided by four.

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

Based upon our latest analysis performed as of September 30, 2013, we estimate that a 100 basis point instantaneous rise in short-term interest rates would result in an increase in our pre-tax income of approximately $150 million over a twelve month period. Approximately half of such an increase would be attributable to account and service fee revenues (resulting from an increase in the fees generated in lieu of interest income from our multi-bank sweep program with unaffiliated banks and the discontinuance of money market fee waivers) which are reported in the PCG segment, and the remaining portion of the increase would be attributable to net interest income reported in both our PCG and RJ Bank segments. This estimate is based on static balances as of September 30, 2013 and conservative assumptions related to interest rates credited to our clients on their cash balances in various interest rate environments. The actual amount of any increase we would realize in the future will ultimately be based on a number of factors including, but not limited to, the actual change in balances, the rapidity and magnitude of the increase in interest rates, the competitive landscape at such time, and the returns on comparable investments which will factor into the interest rates we pay on client cash balances. The vast majority of any incremental benefit to pre-tax income from a rise in short-term interest rates would be expected to arise from the first 100 basis point increase, as we presume that a significant portion of any further incremental increase in short-term interest rates would be passed along to clients, and thus such additional interest revenues and interest sensitive fees would be offset by increases of similar amounts in our interest expense.

Index

Quarter ended June 30, 2014 compared with the quarter ended June 30, 2013 – Net interest

The following table presents our consolidated average interest-earning asset and liability balances, interest income and expense balances, and the average yield/cost, for the periods indicated:

	Three months ended June 30,
	2014			2013
	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,760,373	$16,894	3.84%	$1,783,205	$14,935	3.35%
Assets segregated pursuant to regulations and other segregated assets	2,392,151	3,666	0.61%	3,534,615	4,206	0.48%
Bank loans, net of unearned income(2)	10,419,768	86,231	3.29%	8,572,162	82,508	3.81%
Available for sale securities	643,797	1,598	0.99%	749,235	1,937	1.03%
Trading instruments(3)	668,527	4,750	2.84%	699,477	5,225	2.99%
Stock loan	557,243	2,200	1.58%	371,978	3,222	3.46%
Loans to financial advisors(3)	420,113	1,528	1.45%	418,896	1,699	1.62%
Corporate cash and all other(3)	1,971,488	2,524	0.51%	3,431,133	3,644	0.42%
Total	$18,833,460	$119,391	2.54%	$19,560,701	$117,376	2.40%

Interest-bearing liabilities:
Brokerage client liabilities	$3,473,301	273	0.03%	$4,872,946	$511	0.04%
Bank deposits(2)	10,400,037	1,980	0.08%	9,055,628	2,191	0.10%
Trading instruments sold but not yet purchased(3)	266,655	1,075	1.61%	248,443	994	1.60%
Stock borrow	143,869	900	2.50%	125,407	619	1.97%
Borrowed funds	342,187	1,128	1.32%	413,881	1,149	1.11%
Senior notes	1,148,971	19,010	6.62%	1,148,783	19,010	6.62%
Loans payable of consolidated variable interest entities(3)	50,085	653	5.22%	68,959	917	5.32%
Other(3)	365,718	2,033	2.22%	336,975	2,801	3.32%
Total	$16,190,823	$27,052	0.67%	$16,271,022	$28,192	0.69%
Net interest income		$92,339			$89,184

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

Net interest income increased $3 million, or 4%, compared to the prior year quarter. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

Net interest income in the PCG segment approximated the prior year quarter level. An increase in net interest income resulting from the increase in margin interest rates we implemented as of October 1, 2013 was offset by: a decrease in average client margin balances outstanding; and the net impact of a decrease in assets segregated pursuant to regulations and other segregated assets, and the related decrease in brokerage client liability balances described more fully below.

The RJ Bank segment’s net interest income increased $4 million, or 5%, primarily as a result of an increase in loans outstanding offset by a decrease in net interest margin to 2.88% from 3.20%.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

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

Nine months ended June 30, 2014 compared with the nine months ended June 30, 2013 – Net interest

The following table presents our consolidated average interest-earning asset and liability balances, interest income and expense balances, and the average yield/cost, for the periods indicated:

	Nine months ended June 30,
	2014			2013
	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,751,536	$51,309	3.91%	$1,789,422	$46,039	3.43%
Assets segregated pursuant to regulations and other segregated assets	2,911,378	11,854	0.54%	3,426,046	12,644	0.49%
Bank loans, net of unearned income(2)	9,775,215	251,079	3.40%	8,500,988	254,421	3.95%
Available for sale securities	667,048	5,176	1.03%	744,705	6,141	1.10%
Trading instruments(3)	622,435	13,893	2.98%	813,849	16,185	2.65%
Stock loan	410,456	6,882	2.24%	341,973	6,564	2.56%
Loans to financial advisors(3)	411,661	4,831	1.56%	427,020	4,851	1.51%
Corporate cash and all other(3)	2,349,131	9,853	0.56%	3,086,268	11,689	0.50%
Total	$18,898,860	$354,877	2.50%	$19,130,271	$358,534	2.50%

Interest-bearing liabilities:
Brokerage client liabilities	$4,116,394	990	0.03%	$4,733,833	$1,651	0.05%
Bank deposits(2)	10,048,773	5,864	0.08%	9,028,383	7,079	0.10%
Trading instruments sold but not yet purchased(3)	244,809	3,198	1.74%	260,949	2,762	1.41%
Stock borrow	112,104	2,206	2.62%	126,178	1,732	1.83%
Borrowed funds	299,844	2,976	1.32%	407,061	3,816	1.25%
Senior notes	1,148,924	57,030	6.62%	1,148,736	57,104	6.62%
Loans payable of consolidated variable interest entities(3)	54,206	2,237	5.50%	72,987	3,029	5.53%
Other(3)	346,985	3,903	1.50%	353,277	6,243	2.36%
Total	$16,372,039	$78,404	0.64%	$16,131,404	$83,416	0.69%
Net interest income		$276,473			$275,118

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

Net interest income increased $1 million, or nearly 1%, compared to the prior year. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

Index

Net interest income in the PCG segment increased $3 million, or 4%, primarily resulting from the increase in margin interest rates we implemented as of October 1, 2013, offset by a decrease in average client margin balances outstanding.

The RJ Bank segment’s net interest income decreased $3 million, or 1%, primarily as a result of a decrease in net interest margin offset by an increase in loans outstanding.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Interest income earned on our available for sale securities portfolio decreased $1 million, or 16%, from the prior year period due to lower investment balances and a slight decrease in yields on the portfolio as compared to the prior year.

Interest income earned on our trading instruments decreased $2 million, or 14%, from the prior year period due to decreased trading security inventory levels offset by an increase in yields on the portfolio (see Note 6 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our trading instruments).

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2014	% change	2013	2014	% change	2013
	($ in thousands)
Revenues:
Securities commissions and fees:
Equities	$70,894	(9)%	$77,680	$225,334	—	$226,438
Fixed income products	19,619	(11)%	22,138	59,862	(14)%	69,602
Mutual funds	172,055	6%	162,306	507,857	9%	465,138
Fee-based accounts	321,732	24%	260,096	914,464	22%	749,359
Insurance and annuity products	88,099	8%	81,819	262,440	4%	252,806
New issue sales credits	19,201	(5)%	20,249	62,683	(13)%	71,667
Sub-total securities commissions and fees	691,600	11%	624,288	2,032,640	11%	1,835,010
Interest	24,287	—	24,313	74,829	1%	73,762
Account and service fees:
Client account and service fees	41,065	3%	39,899	120,082	(2)%	121,973
Mutual fund and annuity service fees	53,722	26%	42,697	152,035	25%	121,942
Client transaction fees	3,799	(16)%	4,527	13,191	5%	12,585
Correspondent clearing fees	809	(3)%	836	2,392	6%	2,247
Account and service fees – all other	79	5%	75	222	7%	208
Sub-total account and service fees	99,474	13%	88,034	287,922	11%	258,955
Other	4,075	(51)%	8,355	17,909	(12)%	20,387
Total revenues	819,436	10%	744,990	2,413,300	10%	2,188,114

Interest expense	2,518	3%	2,443	7,474	(20)%	9,300
Net revenues	816,918	10%	742,547	2,405,826	10%	2,178,814

Non-interest expenses:
Sales commissions	502,853	11%	451,923	1,477,765	11%	1,326,531
Admin & incentive compensation and benefit costs	122,138	3%	118,803	364,364	1%	361,428
Communications and information processing	37,012	(14)%	43,034	119,092	(2)%	122,074
Occupancy and equipment	30,158	6%	28,504	88,214	4%	85,096
Business development	20,231	26%	16,105	59,931	23%	48,798
Clearance and other	23,053	(10)%	25,514	66,362	(4)%	69,189
Total non-interest expenses	735,445	8%	683,883	2,175,728	8%	2,013,116
Pre-tax income	$81,473	39%	$58,664	$230,098	39%	$165,698

Margin on net revenues	10.0%		7.9%	9.6%		7.6%

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

Revenues of the PCG segment are correlated with total PCG client assets under administration, which include assets in fee-based accounts, and the overall U.S. equities markets. PCG client asset balances are as follows as of the dates indicated:

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(in billions)
Total PCG assets under administration	$454.1	$434.0	$422.9	$402.6	$387.3	$388.2
PCG assets in fee-based accounts	$168.0	$158.2	$151.2	$139.9	$131.8	$129.2

Total PCG assets under administration increased 17% over June 30, 2013, and 5% compared to the preceding quarter ended March 31, 2014. Total PCG assets in fee-based accounts increased 27% compared to June 30, 2013 and were up 6% compared to the preceding quarter ended March 31, 2014. Increased client assets under administration typically result in higher fee-based account revenues and mutual fund and annuity service fees. Improved equity markets not only result in increased assets under administration, but also generally lead to more client activity and therefore improved financial advisor productivity resulting from increased commission revenues and transaction fees. Higher client cash balances generally lead to increased interest income and account fee revenues, depending upon spreads realized in our Client Interest Program and RJBDP.

Index

The following table presents a summary of PCG financial advisors as of the dates indicated:

	Employees	Independent contractors	June 30, 2014 total	September 30, 2013 total	June 30, 2013 total (1)
RJ&A	2,455	—	2,455	2,443	2,449
Raymond James Financial Services, Inc.	—	3,320	3,320	3,275	3,246
Raymond James Ltd.	172	225	397	406	414
Raymond James Investment Services Limited (“RJIS”)	—	79	79	73	72
Total financial advisors	2,627	3,624	6,251	6,197	6,181

(1)
As of September 30, 2013 we refined the criteria to determine our financial advisor population. The counts have been revised from those previously reported in order to present the information on a consistent basis through the application of our current criteria.

Quarter ended June 30, 2014 compared with the quarter ended June 30, 2013 – Private Client Group

Net revenues increased $74 million, or 10%, to a record $817 million. Pre-tax income increased $23 million, or 39%, to a record $81 million. PCG’s pre-tax margin on net revenues increased to 10.0% as compared to the prior year quarter’s 7.9%.

Securities commissions and fees increased $67 million, or 11%.  Client assets under administration of a record $454.1 billion increased $66.8 billion or 17% compared to June 30, 2013. The year over year increase in client assets was driven by the equity market conditions in the U.S., which were generally improved as compared to the prior year. The most significant increases in these revenues arose from revenues earned on fee-based accounts, which increased $62 million, or 24%, and commission revenues on mutual fund products which increased $10 million, or 6% (primarily due to increases in trailing commissions on mutual fund products), partially offset by a $7 million, or 9%, decrease in commissions on equity products and a $3 million, or 11% decrease in commissions on fixed income products. Although the volume of trades on equity products are comparable to the same quarter in the prior year, the number of shares traded decreased. Commission earnings on fixed income products decreased primarily due to challenging market conditions in the fixed income markets resulting from historically low interest rates and lack of volatility in the fixed income market.

Total account and service fees increased $11 million, or 13%. Within this line item, mutual fund and annuity service fees increased $11 million, or 26%, primarily as a result of an increase in mutual fund omnibus fees, and education and marketing support (“EMS”) fees (which include no-transaction-fee (“NTF”) program revenues), all of which are paid to us by the mutual fund companies whose products we distribute.  We continue to implement changes in the data sharing arrangements with many mutual fund companies, converting from a networking to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate us for the additional reporting requirements performed by the broker-dealer under omnibus arrangements which result in an offsetting expense included in other expense.  During the preceding quarter, we implemented technology changes in our EMS program and standardized tiered service levels provided to many mutual fund companies, resulting in increased fees earned from EMS arrangements.

Total segment revenues increased 10%. The portion of total segment revenues that we consider to be recurring is approximately 73% at June 30, 2014, an increase from 66% at June 30, 2013.  Recurring commission and fee revenues include asset-based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund service fees, fees earned on funds in our multi-bank sweep program, and interest. Assets in fee-based accounts as of June 30, 2014 were $168.0 billion, an increase of 27% as compared to the $131.8 billion as of June 30, 2013.

Non-interest expenses increased $52 million, or 8%, over the prior year quarter.  Sales commission expense increased $51 million, or 11%, consistent with the 11% increase in commission and fee revenues.  Communications and information processing expenses decreased $6 million, or 14%, due to decreases in software consulting costs as well as other information technology related expenses. Business development expenses increased $4 million, or 26%, due to increases in advertising, recruiting, travel, and incoming account transfer fee expenses.

Nine months ended June 30, 2014 compared with the nine months ended June 30, 2013 – Private Client Group

Net revenues increased $227 million, or 10%, while pre-tax income increased $64 million, or 39%. PCG’s pre-tax margin on net revenues increased to 9.6% as compared to 7.6% in the comparable prior year period.

Index

Securities commissions and fees increased $198 million, or 11%.  The increase results predominately from growth in client assets under administration which is described in the discussion of the quarter results above. The revenues from fee-based accounts increased $165 million, or 22%, and commissions on mutual fund products increased $43 million, or 9% (primarily due to increases in trailing commissions on mutual fund products), and were partially offset by a $10 million, or 14% decrease in commissions on fixed income products. Commission earnings on fixed income products decreased primarily due to the challenging market conditions in the fixed income markets during the current year resulting from historically low interest rates and periods during the current year characterized by a lack of volatility of interest rates.

Total account and service fees increased $29 million, or 11%. Within this line item, mutual fund and annuity service fees increased $30 million, or 25%, primarily as a result of an increase in mutual fund omnibus fees and EMS fees (which include NTF program revenues), all of which are paid to us by the mutual fund companies whose products we distribute.  We continue to implement changes in the data sharing arrangements with many mutual fund companies, converting from a networking to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate us for the additional reporting requirements performed by the broker-dealer under omnibus arrangements.  During the March 2014 quarter, we implemented technology changes in our EMS program and standardized tiered service levels provided to many mutual fund companies, resulting in increased fees earned from EMS arrangements. In addition, effective with our mid-February 2013 platform integration, the former Morgan Keegan client mutual fund investments became eligible for our omnibus and EMS programs resulting in an increase in this fee revenue.

PCG net interest increased $3 million, or 4%, primarily resulting from an increase in margin interest rates. Client margin balances approximate the September 30, 2013 level, as the growth in margin loans has been negatively impacted by the popularity of the securities based lending product offered by RJ Bank.

Non-interest expenses increased $163 million, or 8%, compared to the prior year period.  Sales commission expense increased $151 million, or 11%, consistent with the 11% increase in commission and fee revenues.  Business development expenses increased $11 million, or 23%, due to increases in advertising, recruiting, incoming account transfer fee expenses and conference costs.

Index

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2014	% change	2013	2014	% change	2013
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$65,089	(1)%	$65,441	$197,128	5%	$188,314
Fixed income	61,652	(22)%	79,012	188,885	(27)%	258,787
Sub-total institutional sales commissions	126,741	(12)%	144,453	386,013	(14)%	447,101
Equity underwriting fees	26,171	24%	21,085	67,319	7%	62,891
Mergers & acquisitions and advisory fees	24,894	(2)%	25,382	93,647	9%	86,086
Fixed income investment banking	13,795	39%	9,905	38,868	11%	35,134
Tax credit funds syndication fees	13,460	55%	8,689	25,982	47%	17,644
Investment advisory fees	5,113	2%	5,003	16,235	36%	11,951
Net trading profit (loss)	16,043	NM	(2,408)	46,705	263%	12,865
Interest	5,242	(11)%	5,883	15,551	(13)%	17,911
Other	9,554	2%	9,329	23,825	20%	19,792
Total revenues	241,013	6%	227,321	714,145	—	711,375
Interest expense	4,504	(21)%	5,711	11,551	(20)%	14,513
Net revenues	236,509	7%	221,610	702,594	1%	696,862

Non-interest expenses:
Sales commissions	46,474	(14)%	53,764	147,435	(16)%	175,362
Admin & incentive compensation and benefit costs	111,621	6%	105,022	325,377	3%	316,621
Communications and information processing	17,567	7%	16,439	51,107	3%	49,595
Occupancy and equipment	8,515	(3)%	8,819	25,961	(3)%	26,821
Business development	9,985	(1)%	10,115	29,475	(3)%	30,508
Losses and non-interest expenses of real estate partnerships held by consolidated VIEs	12,828	83%	7,024	33,393	45%	23,081
Impairment of goodwill associated with RJES	—	—	—	—	(100)%	6,933
Clearance and all other	13,502	13%	11,928	35,535	1%	35,295
Total non-interest expenses	220,492	3%	213,111	648,283	(2)%	664,216
Income before taxes and including noncontrolling interests	16,017	88%	8,499	54,311	66%	32,646
Noncontrolling interests	(11,992)		(7,548)	(36,714)		(29,043)
Pre-tax income excluding noncontrolling interests	$28,009	75%	$16,047	$91,025	48%	$61,689

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

Quarter ended June 30, 2014 compared with the quarter ended June 30, 2013 – Capital Markets

Net revenues increased $15 million, or 7%. Pre-tax income increased $12 million, or 75%.

Institutional fixed income sales commissions decreased $17 million, or 22%, primarily due to the continuation of challenging fixed income market conditions resulting from historically low interest rates, the relatively low volatility of benchmark interest rates during the quarter, and the resulting decreased customer trading volumes. Despite these market conditions, trading results were steady during the current quarter and at a level approximating the two preceding quarters, resulting in an $18 million improvement over the prior year quarter in which we incurred a relatively small net trading loss which was predominately driven by losses on municipal securities. Our trading results are derived primarily from fixed income securities, and were achieved despite our continuing to maintain relatively lower average balances of trading securities in response to the market uncertainty (refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information on our levels of trading instruments held at period end).

The number of lead and co-managed underwritings during the current period increased as compared to the prior year quarter, thus related revenues increased by $5 million, or 24%. The majority of the increase results from underwriting activities associated with our domestic operations. The underwriting revenues in our Canadian operations reflect a significant increase compared to the preceding quarter, but are relatively unchanged from their prior year quarter level.

Our fixed income and public finance underwriting activities increased $4 million, or 39%, over the prior year quarter due to an increase in the volume of domestic transactions.

Tax credit fund syndication fee revenues increased $5 million, or 55%, over the prior year quarter. The increase is due to both volume of tax credit fund partnership interests sold, and revenues that are associated with partnership interests sold in prior years for which we deferred a portion of the revenues. Recognition of previously deferred revenues in the current period result from the favorable resolution of certain conditions associated with sold partnership interests which, once favorably resolved, result in the recognition of previously deferred revenues.

Non-interest expenses increased $7 million, or 3%, compared to the prior year quarter.  Administrative and incentive compensation and benefit expense increased $7 million, or 6%, as compared to the prior year primarily resulting from annual compensation increases and increases in incentive compensation related to increased profitability. Losses of real estate partnerships held by consolidated VIEs result directly from the consolidation of certain low-income housing tax credit funds. Such losses increased $6 million, or 83%, compared to the prior year quarter. Since we only hold an insignificant interest in these consolidated funds, nearly all of these losses are attributable to others and are therefore included in the offsetting noncontrolling interests. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on the consolidation of VIEs. Offsetting these increases, sales commission expense decreased $7 million, or 14%, which is directly correlated with the 12% decrease in overall institutional sales commission revenues.

Noncontrolling interests include the impact of consolidating certain low-income housing tax credit funds, which impacts other revenue, interest expense, and the losses of real estate partnerships held by consolidated VIEs (as described in the preceding paragraph), reflecting the portion of these consolidated entities which we do not own.  Total segment expenses attributable to others increased by $4 million as compared to the prior year as a result of increases in expenses or losses of the consolidated entities.

Nine months ended June 30, 2014 compared with the nine months ended June 30, 2013 – Capital Markets

Net revenues increased $6 million, or 1%, while pre-tax income increased $29 million, or 48%.

Institutional equity sales commissions increased $9 million, or 5%, resulting from both favorable equity markets throughout the current year, and an active new issue market environment, especially early in the year.

Index

Institutional fixed income sales commissions decreased $70 million, or 27%, primarily due to the challenging fixed income market conditions in the current year resulting from economic uncertainty, historically low interest rates, periods of relatively low volatility of benchmark interest rates, and the resulting decreased customer trading volumes. Despite such conditions, trading results have been solid and steady during the current year, resulting in a $34 million, or 263%, improvement over the prior year. These trading profits are based primarily on fixed income securities. These favorable trading results were achieved even as we continued to maintain relatively lower average balances of trading securities in response to the market uncertainty (refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information on our levels of trading instruments held at period end).

Merger and acquisitions and advisory fee revenues increased $8 million, or 9%, compared to the prior year. The current year activity has been relatively strong, evidenced by increases in revenues in both our domestic and Canadian operations.

Tax credit fund syndication fee revenues increased by $8 million, or 47%, due to an increase in the volume of tax credit fund partnership interests sold during the current year as compared to the prior year as well as the recognition of previously deferred revenues in the current year (see discussion of the deferred revenues associated with these syndications in the preceding discussion of the quarter results).

Non-interest expenses decreased $16 million, or 2%, compared to the prior year.  Sales commission expense decreased $28 million, or 16%, which is directly correlated with the 14% decrease in overall institutional sales commission revenues. Administrative and incentive compensation and benefit expense increased $9 million, or 3%, compared to the prior year. Incentive compensation expense increases result primarily from the higher volume of underwriting, mergers & acquisitions and advisory fees, investment banking and tax credit fund syndication fee revenues, as well as to a lesser extent, annual salary increases applicable to all of our operations. The prior year included goodwill impairment expense of $7 million related to our RJES operations which did not recur in the current year.

Losses of real estate partnerships held by consolidated VIEs result directly from the consolidation of certain low-income housing tax credit funds, and reflect an increase of $10 million, or 45%, over the prior year. Since we only hold an insignificant interest in these consolidated funds, nearly all of these losses are attributable to others and are therefore included in the offsetting noncontrolling interests. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on the consolidation of VIEs.

Noncontrolling interests includes the impact of consolidating RJES (in the first six months of the prior year period, we acquired a controlling interest thereafter) and certain low-income housing tax credit funds, which impacts other revenue, interest expense, and the losses of real estate partnerships held by consolidated VIEs (as described in the preceding paragraph), reflecting the portion of these consolidated entities which we do not own.  Total segment expenses attributable to others increased by $8 million as compared to the prior year. The increase in expenses associated with noncontrolling interest resulting from losses of real estate partnerships held by consolidated VIEs discussed above, are offset by the impact of the prior year consolidation of RJES. As a result of our April 2013 acquisition of the RJES interest previously held by others, there is no comparable noncontrolling interest impact from the consolidation of RJES in the current year.

Index

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2014	% change	2013	2014	% change	2013
	($ in thousands)
Revenues:
Investment advisory fees	$77,977	20%	$65,189	$236,391	33%	$178,222
Other	13,245	14%	11,616	38,381	14%	33,753
Total revenues	91,222	19%	76,805	274,772	30%	211,975

Expenses:
Admin & incentive compensation and benefit costs	25,378	5%	24,261	78,401	13%	69,447
Communications and information processing	6,025	10%	5,468	16,482	17%	14,076
Occupancy and equipment	1,146	(2)%	1,169	3,388	4%	3,253
Business development	2,269	13%	2,009	6,813	13%	6,047
Investment sub-advisory fees	12,070	31%	9,180	33,691	42%	23,757
Other	12,382	22%	10,143	36,901	33%	27,663
Total expenses	59,270	13%	52,230	175,676	22%	144,243
Income before taxes and including noncontrolling interests	31,952	30%	24,575	99,096	46%	67,732
Noncontrolling interests	646		647	6,090		2,001
Pre-tax income excluding noncontrolling interests	$31,306	31%	$23,928	$93,006	41%	$65,731

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

Managed Programs

As of June 30, 2014, approximately 82% of investment advisory fees recorded in this segment are earned from assets held in managed programs.  Of these revenues, approximately 55% of our investment advisory fees recorded in a quarter are determined based on balances at the beginning of a quarter, approximately 30% are based on balances at the end of the quarter and the remaining 15% are computed based on average assets throughout the quarter.

Index

The following table reflects fee-billable financial assets under management in managed programs at the dates indicated:

	June 30, 2014	March 31, 2014	September 30, 2013	June 30, 2013	March 31, 2013	September 30, 2012
	(in millions)
Financial assets under management:
Eagle Asset Management, Inc. (1)	$29,837	$29,542	$27,886	$26,202	$25,718	$19,986
Raymond James Consulting Services	13,139	12,566	11,385	11,054	11,042	9,443
Unified Managed Accounts (“UMA”)	7,237	6,405	4,962	4,372	3,917	2,855
Freedom Accounts & other managed programs	19,810	18,755	16,555	15,371	14,851	11,884
Sub-total financial assets under management	70,023	67,268	60,788	56,999	55,528	44,168
Less: Assets managed for affiliated entities	(4,761)	(4,935)	(4,799)	(4,767)	(4,520)	(4,185)
Sub-total net financial assets under management	65,262	62,333	55,989	52,232	51,008	39,983
Morgan Keegan managed fee-based assets (2)	—	—	—	—	—	2,801
Total financial assets under management	$65,262	$62,333	$55,989	$52,232	$51,008	$42,784

(1)	For all periods after December 24, 2012, includes the assets under management of ClariVest.

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

The following table summarizes the activity impacting the fee-billable financial assets under management in managed programs (excluding activity in assets managed for affiliated entities and MK & Co. managed fee-based assets for the periods prior to the conversion of MK & Co. accounts to the RJ&A platform) for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(in millions)
Financial assets under management at beginning of period	$67,268	$55,528	$60,788	$44,168
Net inflows of client assets	906	1,580	3,559	4,112
Net market appreciation (depreciation) in asset values	1,849	(109)	5,676	3,205
Inflows resulting from the conversion of MK & Co. accounts to the RJ&A platform (1)	—	—	—	2,401
Inflow resulting from ClariVest acquisition (2)	—	—	—	3,113
Financial assets under management at end of period	$70,023	$56,999	$70,023	$56,999

(1)	In mid-February 2013, the client accounts of MK & Co. were converted onto the RJ&A platform.

(2)	Eagle acquired a 45% interest in ClariVest on December 24, 2012.

Non-Managed Programs

As of June 30, 2014, approximately 18% of investment advisory fees revenue recorded in this segment are earned for administrative services on assets held in non-managed programs and all such investment advisory fees are determined based on balances at the beginning of the quarter.

Index

The following table reflects fee-billable assets under management in non-managed programs at the dates indicated:

	June 30, 2014	March 31, 2014	September 30, 2013	June 30, 2013	March 31, 2013	September 30, 2012
	(in millions)
Passport	$38,814	$36,415	$32,121	$30,478	$30,273	$28,405
Ambassador	38,657	35,694	30,043	26,667	26,058	16,772
Other non-managed fee-based assets	2,862	2,721	2,517	3,328	3,340	3,191
Sub-total assets under management	80,333	74,830	64,681	60,473	59,671	48,368
Less: Assets managed for affiliated entities	(274)	(243)	(173)	(147)	(122)	(88)
Sub-total net assets under management	80,059	74,587	64,508	60,326	59,549	48,280
Morgan Keegan non-managed fee-based assets (1)	—	—	—	—	—	6,772
Total assets under management	$80,059	$74,587	$64,508	$60,326	$59,549	$55,052

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

The following table summarizes the activity impacting the fee-billable financial assets under management in non-managed programs (excluding activity in MK & Co. non-managed fee-based assets for the periods prior to the conversion of MK & Co. accounts to the RJ&A platform) for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2014	2013		2014	2013
	(in millions)
Assets under management at beginning of period	$74,830	$59,671	(1)	$64,681	$48,368	(1)
Net inflows of client assets	2,723	1,788		8,159	4,274
Net market appreciation (depreciation) in asset values	2,780	(986)		7,493	1,204
Inflows resulting from the conversion of Morgan Keegan accounts to the RJ&A platform (2)	—	—		—	6,627
Assets under management at end of period	$80,333	$60,473		$80,333	$60,473

(1)
Certain assets in non-managed accounts, predominately comprised of cash balances, are excluded from the calculation of the account value for fee billing purposes. The assets under management balances presented have been revised from the amounts initially reported to reflect only billable assets and to present such balances on a consistent basis with those reported as of June 30, 2014.

(2)	In mid-February 2013, the client accounts of MK & Co. were converted onto the RJ&A platform.

Quarter ended June 30, 2014 compared with the quarter ended June 30, 2013 – Asset Management

Pre-tax income in the Asset Management segment increased $7 million, or 31%, over the prior year quarter.

Investment advisory fee revenue increased by $13 million, or 20%, over the prior year quarter primarily generated by an increase in assets under management.

Total financial assets under management in managed programs have increased 22% between billing dates, resulting from a combination of net inflows of client assets and net market appreciation.

Total assets under management in non-managed programs have increased 25% between billing dates, resulting from net inflows of client assets and net market appreciation.

Other revenue increased by $2 million, or 14%, primarily resulting from an increase in fee income generated by our RJT subsidiary reflecting a 19% increase in RJT client assets (to $3.4 billion at June 30, 2014) as compared to the prior year.

Index

Expenses increased by approximately $7 million, or 13%, primarily resulting from a $3 million, or 31%, increase in investment sub-advisory fees and a $2 million, or 22%, increase in other expenses.  The increase in investment sub-advisory fee expense is directly related to the increase in advisory fees paid to the external managers associated with certain assets included within the UMA and Raymond James Consulting Services programs. The increase in other expense is primarily due to increases in trust administrative expenses of RJT, resulting from the increase in client assets, as well as increases in the costs incurred by Eagle so that certain of its sponsored funds are available as investment choices on the platforms of other broker-dealers.

Nine months ended June 30, 2014 compared with the nine months ended June 30, 2013 – Asset Management

Pre-tax income in the Asset Management segment increased $27 million, or 41%.

Investment advisory fee revenue increased by $58 million, or 33%, primarily generated by an increase in assets under management and performance fees earned from certain managed funds. Assets under management in both managed and non-managed programs have increased substantially since the prior year. Refer to the tables above for information regarding the increases in the balances of assets under management. Performance fees, which are earned from managed funds for exceeding certain performance targets, increased $8 million over the amount earned in the prior year.

Other revenue increased by $5 million, or 14%, primarily resulting from an increase in fee income generated by our RJT subsidiary, reflecting a 19% increase in RJT client assets compared to the prior year.

Expenses increased by approximately $31 million, or 22%, primarily resulting from a $9 million, or 13%, increase in administrative and performance based incentive compensation, a $10 million, or 42%, increase in investment sub-advisory fees, and a $9 million, or 33%, increase in other expenses. The increase in administrative and performance based incentive compensation is a result of: the combination of increases in performance compensation which is directly related to the increase in investment advisory fee revenues and the performance fees earned during the period; increases in salary and related expenses resulting from the addition of ClariVest on December 24, 2012; and annual salary increases and certain additions to staff associated with our operations. The increase in investment sub-advisory fee expense is directly related to the increase in advisory fees paid to the external managers associated with the increase in certain assets included within the UMA and Raymond James Consulting Services programs. The increase in other expense is primarily due to increases in the costs incurred so that certain funds sponsored by Eagle are available as investment choices on the platforms of other broker-dealers and increases in trust administrative expenses of RJT resulting from the increase in client assets.

Noncontrolling interests includes the impact of the consolidation of certain subsidiary investment advisors and other subsidiaries (including ClariVest). Total segment net income attributable to others increased by $4 million as compared to the prior year since certain of the current year performance fees were earned by certain of these subsidiaries, and therefore a portion is attributable to others.

Index

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2014	% change	2013	2014	% change	2013
	($ in thousands)
Revenues:
Interest income	$89,273	4%	$85,504	$259,798	(1)%	$263,499
Interest expense	(2,184)	—	(2,191)	(6,068)	(16)%	(7,243)
Net interest income	87,089	5%	83,313	253,730	(1)%	256,256
Other income	4,467	283%	(2,436)	4,972	245%	1,440
Net revenues	91,556	13%	80,877	258,702	—	257,696

Non-interest expenses:
Compensation and benefits	6,743	15%	5,860	19,016	19%	16,032
Communications and information processing	1,230	88%	654	3,173	50%	2,109
Occupancy and equipment	308	(7)%	331	950	9%	871
Loan loss provision (benefit)	4,467	309%	(2,142)	8,082	79%	4,518
FDIC insurance premiums	1,609	10%	1,469	7,024	63%	4,300
Affiliate deposit account servicing fees	9,125	16%	7,899	26,796	18%	22,632
Other	3,153	(20)%	3,925	14,884	23%	12,134
Total non-interest expenses	26,635	48%	17,996	79,925	28%	62,596
Pre-tax income	$64,921	3%	$62,881	$178,777	(8)%	$195,100

RJ Bank is a national bank, regulated by the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (the “Fed”), and the FDIC. RJ Bank provides corporate, residential, tax-exempt, and SBL and other consumer loans, as well as FDIC insured deposit accounts, to clients of our broker-dealer subsidiaries and to the general public.  RJ Bank is active in corporate loan syndications and participations, and also purchases commercial loans in the secondary market.  Residential mortgage loans are originated and held for investment or sold in the secondary market.  RJ Bank generates revenue principally through the interest income earned on loans and investments, which is offset by the interest expense it pays on client deposits and on its borrowings.

Index

The tables below present certain credit quality trends for corporate loans, residential loans, tax-exempt loans, and SBL and other consumer loans:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net loan (charge-offs)/recoveries:
C&I loans	$—	$(106)	$(1,829)	$(656)
CRE loans	—	(5,525)	80	(4,452)
Residential mortgage loans	(404)	177	(214)	(4,012)
SBL and other consumer loans	9	(47)	27	(109)
Total	$(395)	$(5,501)	$(1,936)	$(9,229)

	June 30, 2014	September 30, 2013
	(in thousands)
Allowance for loan losses:
Loans held for investment:
C&I loans	$98,991	$95,994
CRE construction loans	1,745	1,000
CRE loans	23,494	19,266
Tax-exempt loans	1,021	—
Residential/mortgage loans	15,238	19,126
SBL and other consumer loans	1,820	1,115
Total	$142,309	$136,501

Nonperforming assets:
Nonperforming loans:
C&I loans	$—	$89
CRE loans	24,033	25,512
Residential mortgage loans:
Residential mortgage loans	66,092	75,889
Home equity loans/lines	360	468
Total nonperforming loans	90,485	101,958
Other real estate owned:
Residential first mortgage	3,704	2,434
Home equity	36	—
Total other real estate owned	3,740	2,434
Total nonperforming assets	$94,225	$104,392

Total loans:
Loans held for sale, net(1)	$67,292	$110,292
Loans held for investment:
C&I loans	6,049,340	5,246,005
CRE construction loans	102,051	60,840
CRE loans	1,581,780	1,283,046
Tax-exempt loans	94,855	—
Residential mortgage loans	1,751,188	1,745,650
SBL and other consumer loans	908,034	555,805
Net unearned income and deferred expenses	(37,957)	(43,936)
Total loans held for investment	10,449,291	8,847,410
Total loans	$10,516,583	$8,957,702

(1)	Net of unearned income and deferred expenses.

Index

The following table presents RJ Bank’s allowance for loan losses by loan category:

	June 30, 2014		September 30, 2013
	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable
	($ in thousands)
Loans held for sale	$—	1%	$—	1%
C&I loans	83,803	48%	81,733	50%
CRE construction loans	1,151	—	674	—
CRE loans	20,079	13%	16,566	12%
Tax-exempt loans	1,021	1%	—	—
Residential mortgage loans	15,228	16%	19,117	20%
SBL and other consumer loans	1,817	9%	1,112	6%
Foreign loans	19,210	12%	17,299	11%
Total	$142,309	100%	$136,501	100%

Information on foreign assets held by RJ Bank:

Changes in the allowance for loan losses with respect to loans RJ Bank has made to borrowers who are not domiciled in the U.S. are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	( in thousands)
Allowance for loan losses attributable to foreign loans, beginning of period:	$18,453	$10,481	$17,299	$7,955
Provision for loan losses - foreign loans	460	2,683	2,249	5,396
Net charge-offs - foreign loans	—	—	—	—
Foreign exchange translation adjustment	297	(250)	(338)	(437)
Allowance for loan losses attributable to foreign loans, end of period	$19,210	$12,914	$19,210	$12,914

Cross-border outstandings represent loans (including accrued interest), interest-bearing deposits with other banks, and any other monetary assets which are denominated in a currency other than the U.S. dollar. The following table sets forth the country where RJ Bank’s total cross-border outstandings exceeded 1% of total RJF assets as of each respective period:

	Banks	C&I loans	CRE construction loans	CRE loans	Residential mortgage loans	SBL and other consumer loans	Total cross-border outstandings (1)
	(in thousands)
June 30, 2014

Canada	$44,954	$397,362	$—	$93,301	$590	$—	$536,207

September 30, 2013:

Canada	$44,196	$352,221	$8,093	$63,456	$1,013	$48	$469,027

(1)	Excludes any hedged, non-U.S. currency amounts.

Quarter ended June 30, 2014 compared with the quarter ended June 30, 2013 – RJ Bank

Pre-tax income generated by the RJ Bank segment increased $2 million, or 3%.  The increase in pre-tax income was primarily attributable to a $11 million, or 13% increase in net revenues offset by an increase of $7 million, or 309%, in the provision for

Index

loan losses and a $2 million, or 10%, increase in non-interest expenses (excluding the provision for loan losses). The increase in net revenues was attributable to a $4 million increase in net interest income and a $7 million increase in other income.

The $4 million increase in net interest income was the result of a $1.7 billion increase in average interest-earning banking assets offset by a decrease in the net interest margin. The increase in average interest-earning banking assets was primarily driven by a $1.8 billion increase in average loans, with average corporate loans increasing $1.4 billion, or 22%, and average SBL increasing $383 million, or 82%. The yield on interest-earning banking assets decreased to 2.95% from 3.27% due to a decline in the loan portfolio yield, which decreased to 3.29% from 3.81%. This decline was due primarily to a reduction in the corporate loan portfolio yield resulting from lower corporate loan fee income as well as lower yields on new loans and on the refinancing of existing loans at lower rates. In addition, the residential mortgage loan portfolio yield declined due to adjustable rate loans resetting at lower rates. Primarily as a result of the decrease in the yield on the average interest-earning assets, the net interest margin decreased to 2.88% from 3.20%.

Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $1.6 billion to $10.9 billion.

The increase in other income as compared to the prior year was primarily due to a $4 million positive change related to foreign currency, a $2 million increase in bank-owned life insurance valuation gains, and a $1 million increase as a result of held for sale loan activities.

The increase in provision for loan losses resulted from significant loan portfolio growth as compared to the prior year quarter, which was partially offset by a substantial decrease in corporate criticized loans, lower LTV ratios in the residential mortgage loan portfolio, and a reduction in delinquent residential mortgage loans. These credit characteristics reflected the positive impact from improved economic conditions.
The $2 million increase in non-interest expenses (excluding provision for loan losses) as compared to the prior year quarter was primarily attributable to a $1 million, or 16%, increase in affiliate deposit account servicing fees resulting from increased deposit balances, a $1 million, or 15%, increase in compensation and benefits related to staff additions, a $1 million increase in SBL affiliate fees, and a $1 million increase in communications and information processing expense, which was partially offset by a $2 million decrease in expense related to the reserve for unfunded lending commitments.

Index

The following table presents average balance, interest income and expense, the related interest yields and rates, and interest spreads for RJ Bank for the periods indicated:

	Three months ended June 30,
	2014			2013
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income(1)
Loans held for sale - all domestic	$96,716	$618	2.56%	$111,034	$554	2.00%
Loans held for investment:
Domestic:
C&I loans	5,010,299	43,595	3.45%	4,432,552	47,216	4.21%
CRE construction loans	72,710	867	4.72%	50,790	701	5.46%
CRE loans	1,316,269	9,100	2.74%	948,152	8,139	3.40%
Tax-exempt loans (2)	67,122	577	5.30%	—	—	—
Residential mortgage loans	1,753,050	12,726	2.87%	1,720,126	12,998	2.99%
SBL and other consumer loans	851,363	5,908	2.75%	467,705	3,428	2.90%
Foreign:
C&I loans	972,952	9,432	3.83%	652,518	7,112	4.31%
CRE construction loans	45,220	845	7.39%	25,867	420	6.42%
CRE loans	230,463	2,534	4.35%	159,866	1,909	4.72%
Residential mortgage loans	2,254	17	2.96%	1,958	16	3.30%
SBL and other consumer loans	1,350	12	3.50%	1,594	15	3.76%
Total loans, net	10,419,768	86,231	3.29%	8,572,162	82,508	3.81%
Agency MBS	291,021	639	0.88%	359,128	742	0.83%
Non-agency CMOs	130,129	807	2.48%	152,228	995	2.61%
Money market funds, cash and cash equivalents	1,077,867	695	0.28%	1,191,806	743	0.25%
FHLB stock, Federal Reserve Bank of Atlanta (“FRB”) stock, and other	117,497	901	3.07%	82,110	516	2.52%
Total interest-earning banking assets	12,036,282	$89,273	2.95%	10,357,434	$85,504	3.27%
Non-interest-earning banking assets:
Allowance for loan losses	(140,500)			(148,143)
Unrealized loss on available for sale securities	(8,368)			(7,782)
Other assets	269,556			258,182
Total non-interest-earning banking assets	120,688			102,257
Total banking assets	$12,156,970			$10,459,691

(continued on next page)

Index

	Three months ended June 30,
	2014			2013
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	(continued from previous page)
	($ in thousands)
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$332,306	$1,535	1.85%	$294,466	$1,499	2.04%
Money market, savings, and NOW accounts	10,067,731	445	0.02%	8,761,162	692	0.03%
FHLB advances and other	479,703	204	0.17%	244,857	—	—
Total interest-bearing banking liabilities	10,879,740	$2,184	0.08%	9,300,485	$2,191	0.09%
Non-interest-bearing banking liabilities	48,754			45,235
Total banking liabilities	10,928,494			9,345,720
Total banking shareholders’ equity	1,228,476			1,113,971
Total banking liabilities and shareholders’ equity	$12,156,970			$10,459,691
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,156,542	$87,089		$1,056,949	$83,313

Bank net interest:
Spread			2.87%			3.18%
Margin (net yield on interest-earning banking assets)			2.88%			3.20%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			111%			111%
Annualized return on average:
Total banking assets			1.40%			1.55%
Total banking shareholders’ equity			13.81%			14.52%
Average equity to average total banking assets			10.11%			10.65%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended June 30, 2014 and 2013 was $7 million and $13 million, respectively.

(2)	The yield is presented on a tax-equivalent basis utilizing the federal statutory tax rate of 35%.

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
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale - all domestic	$(71)	$135	$64
Loans held for investment:
Domestic:
C&I loans	6,154	(9,775)	(3,621)
CRE construction loans	303	(137)	166
CRE loans	3,160	(2,199)	961
Tax-exempt loans	577	—	577
Residential mortgage loans	248	(520)	(272)
SBL and other consumer loans	2,812	(332)	2,480
Foreign:
C&I loans	3,493	(1,173)	2,320
CRE construction loans	314	111	425
CRE loans	843	(218)	625
Residential mortgage loans	3	(2)	1
SBL and other consumer loans	(2)	(1)	(3)
Agency MBS	(141)	38	(103)
Non-agency CMOs	(145)	(43)	(188)
Money market funds, cash and cash equivalents	(71)	23	(48)
FHLB stock, FRB stock, and other	223	162	385
Total interest-earning banking assets	17,700	(13,931)	3,769

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	192	(156)	36
Money market, savings and NOW accounts	103	(350)	(247)
FHLB advances and other	204	—	204
Total interest-bearing banking liabilities	499	(506)	(7)
Change in net interest income	$17,201	$(13,425)	$3,776

Nine months ended June 30, 2014 compared with the nine months ended June 30, 2013 – RJ Bank

Pre-tax income generated by the RJ Bank segment decreased $16 million, or 8%.  The decrease in pre-tax income was primarily attributable to a $14 million, or 24%, increase in non-interest expenses (excluding provision for loan losses) and an increase of $4 million, or 79%, in the provision for loan losses, offset by a $1 million increase in net revenues. The increase in net revenues was attributable to a $4 million increase in other income offset by a $3 million decrease in net interest income.

Net interest income decreased $3 million as a result of a decrease in the net interest margin offset by a $1.2 billion increase in average interest-earning banking assets. The yield on interest-earning banking assets decreased to 3.03% from 3.42% due to a decline in the loan portfolio yield, which decreased to 3.40% from 3.95% due primarily to a reduction in the corporate loan portfolio yield resulting from lower corporate loan fee income as well as lower yields on new loans and the refinancing of existing loans at lower rates. The residential mortgage loan portfolio yield declined due to adjustable rate loans resetting at lower rates. Primarily as a result of the decrease in the yield of the average interest-earning assets, the net interest margin decreased to 2.96%

Index

from 3.32%. The increase in average interest-earning banking assets was driven by a $1.3 billion increase in average loans with average corporate loans increasing $972 million, or 16%, and average SBL increasing $301 million, or 72%.

Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $1.1 billion to $10.3 billion.

The increase in other income as compared to the prior year was primarily due to $3 million in bank-owned life insurance valuation gains and a $1 million positive change related to foreign currency.

The increase in provision for loan losses resulted from significant loan portfolio growth, which was partially offset by a decrease in corporate criticized loans, the favorable resolution of corporate problem loans, lower LTV ratios in the residential mortgage loan portfolio, and a reduction in delinquent residential mortgage loans. These credit characteristics reflected the positive impact from improved economic conditions. In addition, net loan charge-offs decreased $7 million, or 79%, to $2 million, which was primarily attributable to improved credit characteristics within both the CRE and residential mortgage loan portfolios.
The $14 million increase in non-interest expenses (excluding provision for loan losses) as compared to the prior year was primarily attributable to a $4 million, or 18%, increase in affiliate deposit account servicing fees resulting from increased deposit balances, a $3 million or 63% increase in FDIC insurance premiums due to higher deposit balances, a $3 million, or 19%, increase in compensation and benefits related to staff additions and increased residential mortgage loan production, a $1 million increase in SBL affiliate fees, and a $1 million increase in communications and information processing expense.

Index

The following table presents average balance, interest income and expense, the related interest yields and rates, and interest spreads for RJ Bank for the periods indicated:

	Nine months ended June 30,
	2014			2013
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income(1)
Loans held for sale - all domestic	$111,796	$2,080	2.49%	$160,050	$2,573	2.15%
Loans held for investment:
Domestic:
C&I loans	4,723,475	129,267	3.63%	4,552,274	148,817	4.33%
CRE construction loans	42,570	1,558	4.83%	37,717	1,577	5.52%
CRE loans	1,220,422	26,328	2.84%	894,701	23,058	3.40%
Tax-exempt loans (2)	24,582	662	5.52%	—	—	—
Residential mortgage loans	1,751,263	38,699	2.91%	1,702,357	39,380	3.05%
SBL and other consumer loans	718,684	15,110	2.77%	417,489	9,308	2.94%
Foreign:
C&I loans	932,674	28,671	4.05%	571,616	20,419	4.71%
CRE construction loans	43,708	2,075	6.26%	23,147	1,117	6.36%
CRE loans	202,356	6,537	4.26%	138,145	8,073	7.71%	(3)
Residential mortgage loans	2,051	47	3.02%	1,870	51	3.57%
SBL and other consumer loans	1,634	45	3.67%	1,622	48	3.89%
Total loans, net	9,775,215	251,079	3.40%	8,500,988	254,421	3.95%
Agency MBS	305,356	2,008	0.88%	349,584	2,194	0.84%
Non-agency CMOs	135,717	2,540	2.50%	157,753	3,192	2.70%
Money market funds, cash and cash equivalents	1,038,721	2,017	0.28%	1,097,490	2,073	0.25%
FHLB stock, FRB stock, and other	93,340	2,154	3.09%	83,379	1,619	2.60%
Total interest-earning banking assets	11,348,349	$259,798	3.03%	10,189,194	$263,499	3.42%
Non-interest-earning banking assets:
Allowance for loan losses	(139,465)			(148,147)
Unrealized loss on available for sale securities	(10,116)			(10,913)
Other assets	287,959			270,027
Total non-interest-earning banking assets	138,378			110,967
Total banking assets	$11,486,727			$10,300,161
(continued on next page)

Index

	Nine months ended June 30,
	2014			2013
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	(continued from previous page)
	($ in thousands)
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$325,485	$4,591	1.89%	$306,332	$4,725	2.06%
Money market, savings, and NOW accounts	9,723,288	1,273	0.02%	8,722,051	2,354	0.04%
FHLB advances and other	232,601	204	0.12%	125,076	164	0.18%
Total interest-bearing banking liabilities	10,281,374	$6,068	0.08%	9,153,459	$7,243	0.11%
Non-interest-bearing banking liabilities	39,296			62,187
Total banking liabilities	10,320,670			9,215,646
Total banking shareholders’ equity	1,166,057			1,084,515
Total banking liabilities and shareholders’ equity	$11,486,727			$10,300,161
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,066,975	$253,730		$1,035,735	$256,256

Bank net interest:
Spread			2.95%			3.31%
Margin (net yield on interest-earning banking assets)			2.96%			3.32%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			110%			111%
Annualized return on average:
Total banking assets			1.36%			1.63%
Total banking shareholders’ equity			13.39%			15.48%
Average equity to average total banking assets			10.15%			10.53%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the nine months ended June 30, 2014 and 2013 was $24 million and $38 million, respectively.

(2)	The yield is presented on a tax-equivalent basis utilizing the federal statutory tax rate of 35%.

(3)	The CRE yield was positively impacted by a loan payoff with a significant unearned discount.

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
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale - all domestic	$(776)	$283	$(493)
Loans held for investment:
Domestic:
C&I loans	5,597	(25,147)	(19,550)
CRE construction loans	203	(222)	(19)
CRE loans	8,394	(5,124)	3,270
Tax-exempt loans	662	—	662
Residential mortgage loans	1,131	(1,812)	(681)
SBL and other consumer loans	6,715	(913)	5,802
Foreign:
C&I loans	12,898	(4,646)	8,252
CRE construction loans	992	(34)	958
CRE loans	3,752	(5,288)	(1,536)
Residential mortgage loans	5	(9)	(4)
SBL and other consumer loans	—	(3)	(3)
Agency MBS	(277)	91	(186)
Non-agency CMOs	(446)	(206)	(652)
Money market funds, cash and cash equivalents	(111)	55	(56)
FHLB stock, FRB stock, and other	194	341	535
Total interest-earning banking assets	38,933	(42,634)	(3,701)

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	295	(429)	(134)
Money market, savings and NOW accounts	270	(1,351)	(1,081)
FHLB advances and other	141	(101)	40
Total interest-bearing banking liabilities	706	(1,881)	(1,175)
Change in net interest income	$38,227	$(40,753)	$(2,526)

Index

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2014	% change	2013	2014	% change	2013
	($ in thousands)
Revenues:
Interest income	$2,241	(45)%	$4,109	$9,722	(9)%	$10,693
Investment advisory fees	590	73%	342	1,148	8%	1,064
Other	10,153	(45)%	18,531	26,185	(75)%	106,746
Total revenues	12,984	(44)%	22,982	37,055	(69)%	118,503

Interest expense	19,525	(4)%	20,298	58,402	(2)%	59,747
Net revenues	(6,541)	NM	2,684	(21,347)	NM	58,756

Non-interest expenses:
Compensation and other	8,889	(41)%	14,957	30,191	(8)%	32,812
Acquisition related expenses	—	(100)%	13,449	—	(100)%	51,753
Total non-interest expenses	8,889	(69)%	28,406	30,191	(64)%	84,565
Loss before taxes and including noncontrolling interests	(15,430)	40%	(25,722)	(51,538)	(100)%	(25,809)
Noncontrolling interests	(964)		3,744	5,737		60,191
Pre-tax loss excluding noncontrolling interests	$(14,466)	51%	$(29,466)	$(57,275)	33%	$(86,000)

This segment includes our principal capital and private equity activities as well as various corporate overhead costs of RJF including the interest cost on our public debt, and the acquisition and integration costs associated with our acquisitions including, most significantly, Morgan Keegan.

Quarter ended June 30, 2014 compared with the quarter ended June 30, 2013 – Other

The pre-tax loss generated by this segment decreased by approximately $15 million, or 51%.

Net revenues in this segment decreased $9 million. Net favorable valuation adjustments of our private equity portfolio investments resulted in other revenues of $8 million in the current period, compared to approximately $16 million in valuation increases in the prior year quarter.

Non-interest expenses decreased $20 million, or 69%. The decrease is primarily a result of acquisition related expenses, which in the current period are no longer material for separate disclosure since our integration of Morgan Keegan was substantially complete as of September 30, 2013. The acquisition related expenses incurred in the prior year period were primarily comprised of expenses associated with the integration of Morgan Keegan’s operations into our own (see Note 3 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on the components of the prior year period expense).

The portion of revenue attributable to noncontrolling interests decreased $5 million compared to the prior year period. A greater portion of the valuation increases were attributed to others in the prior year, than in the current year.

Nine months ended June 30, 2014 compared with the nine months ended June 30, 2013 – Other

The pre-tax loss generated by this segment decreased by approximately $29 million, or 33%.

Net revenues in this segment decreased $80 million. The decrease is primarily attributable to a decrease in revenues in the current year arising from our private equity portfolio investments. Approximately $74 million of prior year revenues were associated with our indirect investment in Albion, an investment which was sold in April 2013 and therefore such revenues did not recur in the current year. Revenues associated with the remainder of our private equity portfolio have decreased $8 million as compared to the prior year period. Partially offsetting these decreases, we realized a $5 million increase in the current year from gains on

Index

redemptions or sales of ARS, most notably arising from the current year redemption of Jefferson County Alabama Sewer Revenue Refunding Warrants ARS.

Non-interest expenses decreased $54 million, or 64%. The decrease is primarily a result of a decrease in acquisition related expenses, which in the current year are no longer material for separate disclosure since our integration of Morgan Keegan was substantially complete as of September 30, 2013. The acquisition related expenses incurred in the prior year period were primarily comprised of expenses associated with the integration of Morgan Keegan’s operations into our own (see Note 3 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on the components of the prior year expense).

The portion of revenue attributable to noncontrolling interests decreased by nearly $54 million compared to the prior year. Of the prior year Albion revenues received, approximately $50 million related to the portion of that investment which we did not own.

Certain statistical disclosures by bank holding companies

As a financial holding company, we are required to provide certain statistical disclosures by bank holding companies pursuant to the Securities and Exchange Commission’s Industry Guide 3.  Certain of those disclosures are as follows for the periods indicated:

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013

RJF return on assets (1)	2.1%	1.5%	2.0%	1.5%
RJF return on equity (2)	12.4%	9.6%	11.9%	9.7%
Equity to assets (3)	18.5%	17.3%	18.0%	17.4%
Dividend payout ratio(4)	18.8%	23.7%	20.2%	23.9%

(1)
Computed as net income attributable to RJF for the period indicated, divided by average assets (the sum of total assets at the beginning and end of the period, divided by two) the product of which is then annualized.

(2)
Computed by utilizing the net income attributable to RJF for the period indicated, divided by the average equity attributable to RJF (for the quarter, computed by adding the total equity attributable to RJF as of the date indicated plus the prior quarter-end total, divided by two and for the year-to-date period, computed by adding the total equity attributable to RJF as of each quarter-end date during the indicated year-to-date period, plus the beginning of the year total, divided by four) the result is then annualized.

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

Index

Cash provided by operating activities during the nine months ended June 30, 2014 was $451 million. Cash generated by successful operating results over the period resulted in a $396 million increase in cash.  Significant changes in various other asset and liability balances which impact cash include: a $1.77 billion decrease in assets segregated pursuant to regulations and other segregated assets, which results in an increase in cash. Brokerage client payables and other accounts payable decreased $2 billion which results in an offsetting decrease in cash. Both of these activities are largely the result of a decrease in client cash deposits, refer to the discussion of the impact of an increase in the capacity to re-deposit client cash with unaffiliated banks who participate in our RJBDP, as described in the statement of financial condition analysis that follows within this Item 2, for more information regarding these activities. Other significant activities that impacted operating cash include: an increase in securities sold under agreements to repurchase, net of securities purchased under agreements to resell, resulted in a $187 million increase in operating cash. An increase in the stock loaned, net of stock borrowed balances resulted in a $75 million increase in operating cash. A decrease in trading instruments held resulted in an increase of $56 million in operating cash. Proceeds from sales of loans held for sale, net of purchases, resulted in a $49 million increase in operating cash. Partially offsetting these activities which resulted in increases of cash, decreases in cash resulted from the following activities: we used $45 million in operating cash as the accrued compensation, commissions and benefits decreased, partially resulting from the annual payment of certain incentive awards, and we used $30 million in cash to fund loans provided to financial advisors, net of repayments. All other components of operating activities combined to net an $18 million use of cash.

Investing activities resulted in the use of $1.57 billion of cash during the nine months ended June 30, 2014.  The primary investing activity was the use of $1.66 billion in cash to fund an increase in bank loans, net of proceeds from sales of loans held for investment.  We received proceeds from the maturation, repayment, redemption or sale of securities in our available for sale security portfolio of $112 million, net of purchases of additional securities. All other components of investing activities combined to net a $22 million use of cash.

Financing activities provided $1.39 billion of cash during the nine months ended June 30, 2014.  Increases in RJ Bank deposits provided $972 million. Proceeds from borrowed funds, net of repayments, have resulted in a $472 million increase in cash. RJ Bank’s advances from the FHLB are the primary source of these borrowings (see Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these borrowings). We used $65 million in payment of dividends to our shareholders. All other components of financing activities combined to net an $8 million source of cash.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities, should provide adequate funds for continuing operations at current levels of activity.

Sources of Liquidity

Approximately $1.11 billion of our total June 30, 2014 cash and cash equivalents (a portion of which is invested on behalf of the parent company by RJ&A) was available to us without restrictions. The cash and cash equivalents held were as follows:

Cash and cash equivalents:	June 30, 2014
(in thousands)
RJF	$285,302
RJ&A(1)	976,252
RJ Bank	1,039,328
RJ Ltd.	294,369
Other subsidiaries	250,506
Total cash and cash equivalents	$2,845,757

(1)	RJF has loaned $846 million to RJ&A as of June 30, 2014, which RJ&A has invested on behalf of RJF in cash and cash equivalents.

In addition to the liquidity on hand described above, we have other various potential sources of liquidity which are described below.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A and RJ Bank.

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from customer transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit balances.  At June 30, 2014, RJ&A significantly exceeded both the minimum regulatory and its financing

Index

covenants net capital requirements. At that date, RJ&A had excess net capital of approximately $406 million, of which approximately $240 million is available for dividend while still maintaining its desired net capital ratio of 15% of aggregate debit items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without Financial Industry Regulatory Authority (“FINRA”) approval.

RJ Bank may pay dividends to the parent company without prior approval by its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted capital to risk-weighted assets ratios. At June 30, 2014, RJ Bank had approximately $15 million of capital in excess of the amount it would need as of June 30, 2014 to maintain its targeted total capital to risk-weighted assets ratio of 12.5%.

Liquidity available to us from our subsidiaries, other than RJ&A and RJ Bank, is relatively insignificant and in certain instances may be subject to regulatory requirements.

Borrowings and Financing Arrangements

The following table presents our domestic financing arrangements with third party lenders that we generally utilize to finance a portion of our fixed income securities trading instruments held, and the outstanding balances related thereto, as of June 30, 2014:

	Committed secured(1)		Uncommitted secured (1)(2)		Uncommitted unsecured (1)(2)		Total
	Financing amount	Outstanding balance	Financing amount	Outstanding balance	Financing amount	Outstanding balance	Financing amount	Outstanding balance
	($ in thousands)
RJ&A	$300,000	$30,000	$1,750,000	$135,272	$375,000	$—	$2,425,000	$165,272
RJ Securities, Inc.	100,000	5,000	—	—	—	—	100,000	5,000
RJF	—	—	—	—	100,000	—	100,000	—
Total	$400,000	$35,000	$1,750,000	$135,272	$475,000	$—	$2,625,000	$170,272
Total number of agreements	4		6		8		18

(1)	Our ability to borrow is dependent upon compliance with the conditions in the various committed loan agreements and collateral eligibility requirements.

(2)	Lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

The committed domestic financing arrangements are in the form of either tri-party repurchase agreements or a secured line of credit.  The uncommitted domestic financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit.

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $12 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. There were no borrowings outstanding on any of these lines of credit as of June 30, 2014.

RJ Bank had $500 million in FHLB advances outstanding at June 30, 2014, comprised of two $250 million short-term fixed-rate advances, both of which are secured by a blanket lien on RJ Bank’s residential loan portfolio (see Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these borrowings). RJ Bank has $590 million in immediate credit available from the FHLB on June 30, 2014 and total available credit of 30% of total assets, with the pledge of additional collateral to the FHLB. On October 9, 2013, RJ Bank entered into a forward-starting advance transaction with the FHLB to borrow $25 million on October 13, 2015. Once funded, this borrowing will bear interest at the rate of 3.4%, and will mature on October 13, 2020.

RJ Bank is eligible to participate in the Fed’s discount-window program; however, RJ Bank does not view borrowings from the Fed as a primary means of funding.  The credit available in this program is subject to periodic review and may be terminated or reduced at the discretion of the Fed.

From time to time we purchase short-term securities under agreements to resell (“Reverse Repurchase Agreements”) and sell securities under agreements to repurchase (“Repurchase Agreements”).  We account for each of these types of transactions

Index

as collateralized financings with the outstanding balances on the Repurchase Agreements included in securities sold under agreements to repurchase. At June 30, 2014, collateralized financings outstanding in the amount of $287 million are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. Of this total, outstanding balances on the committed and uncommitted Repurchase Agreements (which are reflected in the table of domestic financing arrangements above) were $30 million and $81 million, respectively, as of June 30, 2014.  Such financings are generally collateralized by non-customer, RJ&A owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 133% of the amount financed.

The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period end balances for Repurchase Agreements and Reverse Repurchase Agreements of RJF are as follows:

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended:	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
	(in thousands)
June 30, 2014	$371,573	$420,327	$286,924	$556,806	$707,170	$508,005
March 31, 2014	316,581	377,677	377,677	685,402	674,694	637,486
December 31, 2013	328,867	363,845	345,701	642,940	658,244	638,893
September 30, 2013	267,984	300,933	300,933	643,422	709,120	709,120
June 30, 2013	335,497	397,398	248,382	689,219	744,084	578,147

At June 30, 2014, in addition to the financing arrangements described above, we had corporate debt of $1.2 billion. The balance is comprised of $350 million outstanding on our 6.90% senior notes due 2042, $249 million outstanding on our 5.625% senior notes due 2024, $300 million outstanding on our 8.60% senior notes due August 2019, $250 million outstanding on our 4.25% senior notes due April 2016 and $43 million outstanding on a 5.7% mortgage loan for our home-office complex.

Our current senior long-term debt ratings are:

Rating Agency	Rating	Outlook
Standard & Poor’s Ratings Services (“S&P”)	BBB	Stable
Moody’s Investors Services (“Moody’s”)	Baa2	Stable

The S&P rating and outlook reflected above are as presented in their December, 2013 report.

The Moody’s rating and outlook reflected above are as presented in their July, 2014 report.

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

Index

Other sources of liquidity

We own life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. The policies which we could readily borrow against have a cash surrender value of approximately $221 million as of June 30, 2014 and we are able to borrow up to 90%, or $199 million of the June 30, 2014 total, without restriction.  There are no borrowings outstanding against any of these policies as of June 30, 2014.

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

Potential impact of on our liquidity from the scheduled maturity of corporate debt

One of our senior note issuances, the 4.25% senior notes with an aggregate principal amount of $250 million, matures in April, 2016. At the present time, we do not intend to refinance this offering on or prior to its maturity date. Should we ultimately elect not to refinance, the repayment of the principal on the maturity date would reduce our excess liquidity.

Statement of financial condition analysis

The assets on our condensed consolidated statement of financial condition consist primarily of cash and cash equivalents (a large portion of which is segregated for the benefit of customers), receivables including bank loans, financial instruments held for either trading purposes or as investments, and other assets.  A significant portion of our assets are liquid in nature, providing us with flexibility in financing our business.  Total assets of $23.1 billion at June 30, 2014 are approximately $116 million, or 0.5% less than our total assets as of September 30, 2013. Segregated assets pursuant to federal regulations at June 30, 2014 decreased $1.8 billion compared to September 30, 2013, resulting from an increase during the current year in the capacity of the unaffiliated banks who participate in our RJBDP to accept client cash balances under the program. With the increase in RJBDP capacity, we increased the client cash balances re-deposited with such unaffiliated banks, which reduces the amount of brokerage client liabilities carried on our financial statements. Securities purchased under agreements to resell and other collateralized financings decreased $201 million, as RJ Ltd. reduced its amount of secured call loans receivable (which is considered to be an other collateralized financing), and redirected such short-term investments to cash deposits with large Canadian financial institutions (which are included in our cash balance). Receivables from brokers-dealers and clearing organizations decreased $118 million as certain receivable balances associated with our broker-dealer subsidiaries in the normal course of their businesses which were outstanding as of September 30, 2013 were settled during the current year and did not recur. The investment balance associated with our available for sale securities portfolio decreased $95 million primarily as a result of redemptions, maturations, or sales of certain securities in the portfolio. Offsetting the decreases in assets described above, net bank loans receivable increased $1.6 billion due to growth of RJ Bank’s net loan portfolio during the current year. Cash and cash equivalents increased $249 million, refer to the discussion of the various sources and uses of cash during the period in the preceding liquidity and capital resources section of this MD&A.

As of June 30, 2014, our liabilities of $18.8 billion were $431 million, or 2.2% less than our liabilities as of September 30, 2013. The decrease in liabilities at June 30, 2014 compared to September 30, 2013 is primarily due to the following: a $2 billion decrease in brokerage client payables, which occurred due to the increase in capacity with unaffiliated banks in our RJBDP program and the resultant increase in client cash balances that were re-deposited with unaffiliated banks, which reduces the amount of brokerage client payable balances carried on our financial statements (refer to the related decrease in segregated assets pursuant to federal regulations discussed in the preceding paragraph). Offsetting the decrease, bank deposit liabilities increased $1 billion, reflecting increased deposits at RJ Bank, and our net borrowings increased by $475 million, primarily resulting from $500 million

Index

in borrowings RJ Bank made from the FHLB during the current year (refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding these borrowings).

Contractual obligations, commitments and contingencies

As of June 30, 2014 and since September 30, 2013, there have been no material changes in our contractual obligations other than in the ordinary course of business. See Note 16 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, and the contractual obligations, commitments and contingencies section of Item 7 on page 70 of our 2013 Form 10-K, for additional information.

Regulatory

The following discussion should be read in conjunction with the description of the regulatory framework applicable to the financial services industry and relevant to us as described in the Regulation section of Item 1 on pages 10 - 13 of our 2013 Form 10-K, and the Regulatory section on page 71 of our 2013 Form 10-K.

RJ&A, MK & Co., RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of June 30, 2014.

RJ Ltd. was not in Early Warning Level 1 or Level 2 as of or during the nine months ended June 30, 2014.

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

RJF and RJ Bank are subject to various regulatory and capital requirements. Under the regulatory framework for prompt corrective action, RJF and RJ Bank met the requirements to be categorized as “well capitalized” as of June 30, 2014. One of RJ Bank’s U.S. subsidiaries is an agreement corporation and is subject to regulation by the Fed. As of June 30, 2014, this RJ Bank subsidiary met the capital adequacy guideline requirements.

See Note 20 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on regulatory and capital requirements.

Effective July 1, 2014, certain final rules issued by the SEC regarding the mandatory registration of municipal advisors became effective. These rules specify which activities will be covered by the Dodd-Frank Act imposed fiduciary duty of a municipal advisor to its government client, may result in the need for new written representations by issuers, and may limit the manner in which we, in our capacity as an underwriter or in our other professional roles, interact with municipal issuers. Additionally, forthcoming rulemaking by the Municipal Securities Rulemaking Board may cause further changes to the manner in which state and local government are able to interact with the outside finance professionals. Although these new rules impact the nature of our interactions with public finance clients, and may have a negative short-term impact on the volume of public finance financing

Index

transactions while the industry adapts to the new rules, we do not expect these new rules to have a materially adverse impact on our public finance results of operations (which are included in our Capital Markets segment).

On July 23, 2014 the SEC adopted amendments to the rules that govern money market mutual funds. The amendments make structural and operational reforms to address risks of excessive withdraws over relatively short time frames by investors from money market funds, while preserving the benefits of the funds.  These amendments have no direct impact on our operations since we do not sponsor any money market funds.   We utilize such funds to a small extent for our own investment purposes, and offer to our clients money market funds that are sponsored by third parties as one of several cash sweep alternatives.

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

As of June 30, 2014, 8.5% of our total assets and 3% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $439 million as of June 30, 2014 and represent 22% of our assets measured at fair value. Our ARS positions comprise $224 million, or 51%, and our private equity investments comprise $209 million, or 48%, of the Level 3 assets as of June 30, 2014.  Level 3 assets represent 10.2% of total equity as of June 30, 2014.

Financial instruments which are liabilities categorized as Level 3 amount to $58 thousand as of June 30, 2014 and represent less than 1% of liabilities measured at fair value.

See Notes 5, 6, 7 and 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our financial instruments.

Goodwill

Goodwill involves the application of significant management judgment. For a discussion of our goodwill as of September 30, 2013, see the Goodwill section in Item 7 on pages 76 - 77 of our 2013 Form 10-K.

Index

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

At June 30, 2014, the amortized cost of all RJ Bank loans was $10.5 billion and an allowance for loan losses of $142 million was recorded against that balance. The total allowance for loan losses is equal to 1.36% of the amortized cost of the loan portfolio.

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

In June 2013, the FASB issued new guidance intended to amend the scope, measurement and disclosure requirements for investment companies.  The new guidance is intended to change the approach to the investment company assessment, clarify the characteristics of an investment company, require an investment company to measure noncontrolling ownership interests in other investment companies at fair value and requires additional disclosures about the investment company.  This new guidance is first effective for our financial report covering the quarter ending December 31, 2014, early adoption is prohibited.  Based upon the characteristics of our relevant investments, we do not anticipate that this new guidance will have any material impact on our financial position and results of operations.

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

Index

Based upon the nature of our current investments in LIHTC programs, we do not expect to meet the specified conditions which allow for election of this accounting treatment and thus this new guidance is not anticipated to have any impact on our financial position and results of operations. However, our future LIHTC investments may be structured in such a manner to qualify for this new accounting treatment.

In January 2014, the FASB issued new guidance which clarifies when banks and similar institutions (creditors) should reclassify mortgage loans collateralized by residential real estate properties from the loan portfolio to OREO. This guidance defines when an in-substance repossession or foreclosure has occurred and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. This new guidance is first effective for our financial report covering the quarter ending December 31, 2015, early adoption is permitted. We do not anticipate that this new guidance will have any material impact on our financial position and results of operations, however, depending on the materiality upon the adoption of this new guidance, it may impact certain of our OREO disclosures.

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

In May 2014, the FASB issued new guidance regarding revenue recognition. The new guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance is first effective for our financial report covering the quarter ending December 31, 2017, early adoption is not permitted. Upon adoption, we may use either a full retrospective or a modified retrospective approach with respect to presentation of comparable periods prior to the effective date, we are currently evaluating which transition approach to use. In addition, we are currently evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

In June 2014, the FASB issued amended guidance regarding “repo-to-maturity” transactions, as well as repurchase agreements and securities lending agreements accounted for as secured borrowings. The new guidance requires a transferor to disclose more information about certain transactions, including those in which it retains substantially all of the exposure to the economic returns of the underlying transferred asset over the transaction’s term. This new guidance is first effective for our interim financial report covering the quarter ending March 31, 2015, early adoption is not permitted. We are currently evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

In June 2014, the FASB issued amended guidance for the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance requires that a performance target that affects vesting of an award and that could be achieved after the requisite service period be treated as a performance condition. This new guidance is first effective for our interim financial report covering the quarter ending December 31, 2016, early adoption is permitted. We are currently evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

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

Index

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

We have chosen the historical period of twelve months to be representative of the current interest rate and equity markets.  We utilize stress testing to complement our VaR analysis so as to measure risk under historical and hypothetical adverse scenarios.  VaR results are indicative of relatively recent changes in general interest rates and equity markets and are not designed to capture historical stress periods beyond the twelve month historical period. Back testing procedures performed include comparing projected VaR results to regulatory-defined daily trading losses, which excludes fees, commissions, reserves, net interest income, and intraday trading, as required by the MRR.  We then verify that the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the nine months ended June 30, 2014, the reported regulatory-defined daily loss in our trading portfolios did not exceed the predicted VaR on any trading day.

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

Index

The following table sets forth the high, low, and daily average VaR for all of our trading portfolios, including fixed income, equity, and derivative instruments, as of the period and dates indicated:

	Nine months ended June 30, 2014			VaR at
	High	Low	Daily Average	June 30, 2014	September 30, 2013
	(in thousands)
Daily VaR	$2,647	$968	$1,630	$1,236	$1,471

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

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA MBS.  The MBS securities are issued on behalf of various state and local HFA’s and consist of the mortgages originated through their lending programs. RJ&A’s forward GNMA MBS purchase commitment arises at the time of the loan reservation for a borrower in the HFA lending program (these loan reservations fix the terms of the mortgage, including the interest rate and maximum principal amount).  The underlying terms of the GNMA MBS purchase, including the price for the MBS security (which is dependent upon the interest rates associated with the underlying mortgages) are also fixed at loan reservation.  Upon acquisition of the MBS security, RJ&A typically sells such security in open market transactions as part of its fixed income operations.  In order to hedge the interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into TBA security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future. See Note 16 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these activities and the related balances outstanding as of June 30, 2014.

Banking operations

RJ Bank maintains an earning asset portfolio that is comprised of C&I, commercial and residential real estate, tax-exempt and SBL and other consumer loans, as well as MBS, CMOs, Small Business Administration loan securitizations, deposits at other banks and other investments.  Those earning assets are funded by RJ Bank’s obligations to customers (i.e. customer deposits).  Based on its current earning asset portfolio, RJ Bank is subject to interest rate risk.  The current economic environment has led to an extended period of low market interest rates.  As a result, the majority of RJ Bank’s adjustable rate assets and liabilities have experienced a reduction in interest rate yields and costs that reflect these very low market interest rates.  During the current period, RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the economic value of equity, both in a range of interest rate scenarios.

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity are described on page 82 of our 2013 Form 10-K. There were no material changes to these methods during the nine months ended June 30, 2014.

Index

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using the asset/liability model applied by RJ Bank:

Instantaneous changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)
+300	$417,779	10.51%
+200	$413,644	9.41%
+100	$411,163	8.76%
0	$378,051	—
-100	$359,496	(4.91)%

Refer to the Net Interest section of MD&A, in Item 2 of this Form 10-Q, for a discussion and estimate of the potential favorable impact on RJF’s pre-tax income that could result from a 100 basis point instantaneous rise in short-term interest rates applicable to RJF’s entire operations.

The following table presents the amount of RJ Bank’s interest-earning assets and interest-bearing liabilities expected to reprice, prepay or mature in each of the indicated periods at June 30, 2014:

	Repricing opportunities
	0 - 6 months	7 - 12 months	1 - 5 years	5 or more years
	(in thousands)
Interest-earning assets:
Loans	$9,274,389	$470,903	$533,394	$275,854
Available for sale securities	206,769	17,102	100,867	60,603
Other investments	1,119,798	—	—	—
Total interest-earning assets	10,600,956	488,005	634,261	336,457
Interest-bearing liabilities:
Transaction and savings accounts	9,929,742	—	—	—
Certificates of deposit	36,841	34,177	266,401	—
Borrowings	500,000	—	—	—
Total interest-bearing liabilities	10,466,583	34,177	266,401	—
Gap	134,373	453,828	367,860	336,457
Cumulative gap	$134,373	$588,201	$956,061	$1,292,518

The following table shows the contractual maturities of RJ Bank’s loan portfolio at June 30, 2014, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One year or less	>One year – five years	> 5 years	Total
	(in thousands)
Loans held for sale	$—	$—	$61,746	$61,746
Loans held for investment:
C&I loans	9,207	3,489,663	2,550,470	6,049,340
CRE construction loans	40,048	53,030	8,973	102,051
CRE loans	154,556	1,210,264	216,960	1,581,780
Tax-exempt loans	—	—	94,855	94,855
Residential mortgage loans	3,989	15,878	1,731,321	1,751,188
SBL and other consumer loans	902,325	5,661	48	908,034
Total loans held for investment	1,110,125	4,774,496	4,602,627	10,487,248
Total loans	$1,110,125	$4,774,496	$4,664,373	$10,548,994

Index

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at June 30, 2014:

	Interest rate type
	Fixed	Adjustable		Total(1)
	(in thousands)
Loans held for sale	$5,604	$56,142		$61,746
Loans held for investment:
C&I loans	1,567	6,038,566		6,040,133
CRE construction loans	—	62,003		62,003
CRE loans	43,611	1,383,613		1,427,224
Tax-exempt loans	94,855	—		94,855
Residential mortgage loans	257,809	1,489,390	(2)	1,747,199
SBL and other consumer loans	5,709	—		5,709
Total loans held for investment	403,551	8,973,572		9,377,123
Total loans	$409,155	$9,029,714		$9,438,869

(1)	Excludes any net unearned income and deferred expenses.

(2)	See the discussion within the “Risk Monitoring process” section of Item 3 in this Form 10-Q, for additional information regarding RJ Bank’s interest-only loan portfolio and related repricing schedule.

Equity price risk

We are exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A and RJ Ltd. RJ&A’s broker-dealer activities are primarily client-driven, with the objective of meeting clients’ needs while earning a trading profit to compensate for the risk associated with carrying inventory.  RJ Ltd. has a proprietary trading business; the average aggregate inventory of equity securities held for proprietary trading by RJ Ltd. during the nine months ended June 30, 2014 was CDN $8.6 million.  We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.

Foreign exchange risk

We are subject to foreign exchange risk due to: financial instruments denominated in U.S. dollars predominantly held by RJ Ltd., whose functional currency is the Canadian dollar, which may be impacted by fluctuation in foreign exchange rates; certain loans held by RJ Bank denominated in Canadian currency; and our investments in foreign subsidiaries.

In order to mitigate its portion of this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of June 30, 2014, RJ Ltd. held forward contracts to buy and sell U.S. dollars totaling CDN $6.7 million, and CDN $7.8 million, respectively. In addition, RJ Bank’s U.S. subsidiaries hedge the foreign exchange risk related to their net investment in a Canadian subsidiary utilizing short-term, forward foreign exchange contracts. These derivative agreements are accounted for as net investment hedges in the Condensed Consolidated Financial Statements.  See Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information regarding these derivative contracts.

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

Several factors were taken into consideration in evaluating the allowance for loan losses at June 30, 2014, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the

Index

portfolio. RJ Bank further stratified the performing residential mortgage loan portfolio based upon updated LTV estimates with higher reserve percentages allocated to the higher LTV loans. Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate. There was no material change in RJ Bank’s methodology for determining the allowance for loan losses during the nine months ended June 30, 2014.

Changes in the allowance for loan losses of RJ Bank are as follows:

	Nine months ended June 30,
	2014	2013
	($ in thousands)
Allowance for loan losses, beginning of year	$136,501	$147,541
Provision for loan losses	8,082	4,518
Charge-offs:
C&I loans	(1,845)	(656)
CRE loans	—	(5,875)
Residential mortgage loans	(1,634)	(6,045)
SBL and other consumer	—	(129)
Total charge-offs	(3,479)	(12,705)
Recoveries:
C&I loans	16	—
CRE loans	80	1,423
Residential mortgage loans	1,420	2,033
SBL and other consumer	27	20
Total recoveries	1,543	3,476
Net recoveries/(charge-offs)	(1,936)	(9,229)
Foreign exchange translation adjustment	(338)	(437)
Allowance for loan losses, end of period	$142,309	$142,393
Allowance for loan losses to bank loans outstanding	1.36%	1.61%

The primary factors influencing the provision for loan losses during the period were significant loan portfolio growth, which was partially offset by a decrease in corporate criticized loans compared to the prior year, the favorable resolution of corporate problem loans, lower LTV ratios in the residential mortgage loan portfolio, and a reduction in delinquent residential mortgage loans. The provision for loan losses during the current quarter includes $1.6 million of provision expense resulting from the impact of the annual Shared National Credit (“SNC”) review and examination. The prior period provision (benefit) for loan losses included $5.6 million from the impact of the respective period’s annual SNC examination. The allowance for loan losses of $142 million as of June 30, 2014 was relatively flat compared to June 30, 2013 despite the significant loan portfolio growth. The credit characteristics mentioned above reflected the positive impact from improved economic conditions.

The following table presents net loan charge-offs and the percentage of net loan charge-offs to the average outstanding loan balances by loan portfolio segment:

	Three months ended June 30,				Nine months ended June 30,
	2014		2013		2014		2013
	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$—	—	$(106)	0.01%	$(1,829)	0.04%	$(656)	0.02%
CRE loans	—	—	(5,525)	1.99%	80	0.01%	(4,452)	0.57%
Residential mortgage loans	(404)	0.09%	177	0.04%	(214)	0.02%	(4,012)	0.31%
SBL and other consumer loans	9	—	(47)	0.04%	27	—%	(109)	0.03%
Total	$(395)	0.02%	$(5,501)	0.26%	$(1,936)	0.03%	$(9,229)	0.14%

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. The 79% decline in net loan charge-offs for the current year as compared to prior year was primarily attributable to reductions in

Index

both the CRE and residential mortgage loan portfolios. The net charge-offs in the residential mortgage loan portfolio for the nine months ended June 30, 2014 reflect recoveries of $1.4 million, which are becoming prevalent in the residential mortgage loan portfolio as home price appreciation over the past several quarters has resulted in loan balances being collected through sale or refinance proceeds that exceed written down balances.

The table below presents nonperforming loans and total allowance for loan losses:

	June 30, 2014		September 30, 2013
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	(in thousands)
Loans held for investment:
C&I loans	$—	$(98,991)	$89	$(95,994)
CRE construction loans	—	(1,745)	—	(1,000)
CRE loans	24,033	(23,494)	25,512	(19,266)
Tax-exempt loans	—	(1,021)	—	—
Residential mortgage loans	66,452	(15,238)	76,357	(19,126)
SBL and other consumer loans	—	(1,820)	—	(1,115)
Total	$90,485	$(142,309)	$101,958	$(136,501)

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased during the nine months ended June 30, 2014.  This decrease was due to a $10 million decrease in nonperforming residential mortgage loans and a $1.5 million decrease in nonperforming CRE loans.  Included in nonperforming residential mortgage loans are $55.5 million in loans for which $31.4 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance.

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described on page 89 of our 2013 Form 10-K. There was no material change in RJ Bank’s underwriting policies during the nine months ended June 30, 2014.

Risk monitoring process

The credit risk strategy component of ongoing risk monitoring and review processes at RJ Bank for all residential, consumer and corporate credit exposures are discussed on pages 89 - 92 of our 2013 Form 10-K. There were no material changes to those processes and policies during the nine months ended June 30, 2014.

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

The current average estimated LTV is 62% for the total residential mortgage loan portfolio. Residential mortgage loans with estimated LTVs between 100% and 120% represent only 2% of the residential mortgage loan portfolio and residential mortgage loans with updated LTVs in excess of 120% represent only 1% of the residential mortgage loan portfolio. Credit risk management utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate

Index

allowance for loan losses for the residential mortgage loan portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

The marketable collateral securing RJ Bank’s securities-based loans within the SBL and other consumer loan portfolio is monitored on a daily basis. Collateral adjustments are made by the borrower as necessary to ensure RJ Bank’s loans are adequately secured, resulting in minimal credit risk.

Residential mortgage loan delinquency levels are elevated by historical standards at RJ Bank due to the economic downturn and the high level of unemployment, however, the levels have continued to improve during the current period. To-date, our SBL and other consumer loan portfolio has not experienced high levels of delinquencies.  At June 30, 2014 there were no delinquent consumer loans.

At June 30, 2014, loans over 30 days delinquent (including nonperforming loans) decreased to 2.47% of residential mortgage loans outstanding, compared to 2.87% over 30 days delinquent at September 30, 2013.  Additionally, our June 30, 2014 percentage compares favorably to the national average for over 30 day delinquencies of 7.82% as most recently reported by the Fed.  RJ Bank’s significantly lower delinquency rate as compared to its peers is the result of both our uniform underwriting policies and the lack of non-traditional loan products and subprime loans.

The following table presents a summary of delinquent residential mortgage loans:

	Delinquent residential loans (amount)			Delinquent residential loans as a percentage of outstanding loan balances
	30-89 days	90 days or more	Total(1)	30-89 days	90 days or more	Total(1)
	($ in thousands)
June 30, 2014
Residential Mortgage Loans:
First mortgage loans	$5,547	$37,643	$43,190	0.32%	2.17%	2.49%
Home equity loans/lines	52	111	163	0.24%	0.51%	0.75%
Total residential mortgage loans	$5,599	$37,754	$43,353	0.32%	2.15%	2.47%

September 30, 2013
Residential Mortgage Loans:
First mortgage loans	$6,824	$43,004	$49,828	0.40%	2.49%	2.89%
Home equity loans/lines	—	372	372	—	1.66%	1.66%
Total residential mortgage loans	$6,824	$43,376	$50,200	0.39%	2.48%	2.87%

(1)	Comprised of loans which are two or more payments past due as well as loans in process of foreclosure.

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. See pages 90 - 92 of our 2013 Form 10-K for a discussion of these processes. There have been no material changes to these processes during the nine months ended June 30, 2014.

Index

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

June 30, 2014		September 30, 2013
($ outstanding as a % of RJ Bank total assets)
2.9%	FL	3.0%	FL
2.1%	CA (1)	2.4%	CA (1)
1.0%	NY	1.2%	NY
0.7%	NJ	0.8%	NJ
0.6%	TX	0.7%	VA

(1)
The concentration ratio for the state of California excludes 1.1% for June 30, 2014 and 1.4% for September 30, 2013 for loans purchased from a large investment grade institution that have full repurchase recourse for any delinquent loans.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At June 30, 2014 and September 30, 2013, these loans totaled $309 million and $363 million, respectively, or approximately 20% of the residential mortgage portfolio for both periods.  At June 30, 2014, the balance of amortizing, former interest-only, loans totaled $330 million.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at June 30, 2014, begins amortizing is 2.7 years.  The outstanding balance of loans that were interest-only at origination and based on their contractual terms are scheduled to reprice are as follows:

June 30, 2014
(in thousands)
One year or less	$202,694
Over one year through two years	8,673
Over two years through three years	8,602
Over three years through four years	18,151
Over four years through five years	24,694
Over five years	46,527
Total outstanding residential interest-only loan balance	$309,341

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	June 30, 2014	September 30, 2013
Residential first mortgage loan weighted-average LTV/FICO (1)	66%/754	66%/754

(1)	At origination. Small group of local loans representing less than 1% of residential portfolio excluded.

Corporate loans

Credit risk in RJ Bank’s corporate loan portfolio is monitored on an individual loan basis, see page 92 of our 2013 Form 10-K for a discussion of our monitoring processes. There have been no material changes in these processes during the nine months ended June 30, 2014.

At June 30, 2014, other than loans classified as nonperforming, there was one government-guaranteed loan totaling $126 thousand that was delinquent greater than 30 days.

Index

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

June 30, 2014		September 30, 2013
($ outstanding as a % of RJ Bank total assets)
5.4%	Retail real estate	3.5%	Media communications
5.0%	Technology	3.4%	Business systems and services
4.6%	Office	3.3%	Automotive/transportation
4.6%	Media communications	3.1%	Pharmaceuticals
4.2%	Hospitality	3.1%	Retail real estate

Liquidity risk

See the section entitled “Liquidity and capital resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes. See page 93 of our 2013 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes. There have been no material changes in such processes during the nine months ended June 30, 2014.

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

Regulatory and legal risk

Our regulatory and legal risks are described on pages 93 - 94 of our 2013 Form 10-K. There have been no material changes in our risk mitigation processes during the nine months ended June 30, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to implement the new “Internal Control - Integrated Framework,” issued in May 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, during our fiscal year 2015.

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

ITEM 2.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents information on our purchases of our own stock, on a monthly basis, for the nine months ended June 30, 2014:

	Number of shares purchased (1)	Average price per share
October 1, 2013 – October 31, 2013	11,890	$43.16
November 1, 2013 – November 30, 2013	68,503	48.38
December 1, 2013 – December 31, 2013	24,774	48.48
First quarter	105,167	$47.82

January 1, 2014 – January 31, 2014	1,427	$52.18
February 1, 2014 – February 28, 2014	16,423	52.06
March 1, 2014 – March 31, 2014	2,631	51.39
Second quarter	20,481	$51.98

April 1, 2014 – April 30, 2014	8,602	$55.31
May 1, 2014 – May 31, 2014	22,160	49.32
June 1, 2014 – June 30, 2014	277	49.71
Third quarter	31,039	$50.98
Year-to-date	156,687	$48.99

(1)
We purchase our own stock in conjunction with a number of activities, each of which are described below.  We do not have a formal stock repurchase plan. As of June 30, 2014, there is $49.4 million remaining on the current authorization of our Board of Directors for open market share repurchases.

From time to time, our Board of Directors has authorized specific dollar amounts for repurchases at the discretion of our Board’s Securities Repurchase Committee. The decision to repurchase securities is subject to cash availability and other factors. Historically we have considered such purchases when the price of our stock approaches 1.5 times book value.  We did not purchase any of our shares in open market transactions during the nine months ended June 30, 2014.

Share purchases for the trust fund that was established and funded to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiary (see Note 2 of the Notes to Consolidated Financial Statements on page 121 of our 2013 Form 10-K, and Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, for more information on this trust fund) amounted to 17,668 shares for a total of $850 thousand, for the nine months ended June 30, 2014.

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  During the nine months ended June 30, 2014, there were 139,019 shares surrendered to us by employees for a total of $6.8 million as payment for option exercises or withholding taxes.

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

3.2
Amended and Restated By-Laws of Raymond James Financial, Inc., reflecting amendments adopted by the Board of Directors on February 23, 2014, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2014.

10.13.5	Fifth Third Bank Uncommitted Line of Credit Agreement Extension Letter, dated June 19, 2014.

10.18.2	First Amendment to Revolving Credit Agreement, dated as of April 1, 2014, by Regions Bank and RJ Securities, Inc.

10.26	Amended and Restated Master Promissory Note, dated June 19, 2014, by Raymond James Financial, Inc. in favor of The Bank of New York Mellon.

11
Statement Re: Computation of per Share Earnings (the calculation of per share earnings is included in Part I, Item 1 in the Notes to Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12	Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Paul C. Reilly pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey P. Julien pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Paul C. Reilly and Jeffrey P. Julien pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: August 8, 2014	/s/ Paul C. Reilly
Paul C. Reilly
Chief Executive Officer

Date: August 8, 2014	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance
Chief Financial Officer and Treasurer