Form 10-K
period 2014-09-30
RAYMOND JAMES FINANCIAL INC
filed 2014-11-25
CIK 720005

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $6,988,823,309.

The number of shares outstanding of the registrant’s common stock as of November 21, 2014 was 141,552,219.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 19, 2015 are incorporated by reference into Part III.

RAYMOND JAMES FINANCIAL, INC.

Index

PART I

Item 1.	BUSINESS

Raymond James Financial, Inc. (“RJF” or the “Company”) is a leading diversified financial services company headquartered in St. Petersburg, Florida providing private client, capital markets, asset management, banking and other services to individuals, corporations and municipalities predominantly in the United States of America (“U.S.”) and Canada. Its principal subsidiaries include Raymond James & Associates, Inc. (“RJ&A”), Raymond James Financial Services, Inc. (“RJFS”), Raymond James Financial Services Advisors, Inc. (“RJFSA”), Raymond James Ltd. (“RJ Ltd.”), Eagle Asset Management, Inc. (“Eagle”), and Raymond James Bank, N.A. (“RJ Bank”). All of these subsidiaries are wholly owned by RJF. RJF and its subsidiaries are hereinafter collectively referred to as “our,” “we” or “us.”

Established in 1962 and public since 1983, RJF has been listed on the New York Stock Exchange since 1986 under the symbol “RJF”. As a financial holding company, RJF is subject to the oversight and periodic examination of the Board of Governors of the Federal Reserve System (the “Fed”).

PRINCIPAL SUBSIDIARIES

Our principal subsidiary, RJ&A, with approximately 350 traditional branch and satellite offices throughout the U.S, is one of the largest brokerage firms in the country. RJ&A is a self-clearing broker-dealer engaged in most aspects of securities distribution, trading, investment banking and asset management. RJ&A also offers financial planning services for individuals and provides clearing services for RJFS, RJFSA, other affiliated entities and several unaffiliated broker-dealers. RJ&A is a member of the New York Stock Exchange Euronext (“NYSE”) and most regional exchanges in the U.S. It is also a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investors Protection Corporation (“SIPC”).

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

RJ Ltd. is a Canadian broker-dealer subsidiary which engages in both retail and institutional distribution and investment banking. RJ Ltd. is a member of the Toronto Stock Exchange (“TSX”) and the Investment Industry Regulatory Organization of Canada (“IIROC”). Its U.S. broker-dealer subsidiary is a member of FINRA and SIPC.

Eagle is a registered investment advisor serving as the discretionary manager for individual and institutional equity and fixed income portfolios and our internally sponsored mutual funds.

RJ Bank originates and purchases commercial and industrial (“C&I”) loans, commercial and residential real estate loans, tax-exempt loans, as well as securities based loans (“SBL”), all of which are funded primarily by cash balances swept from the investment accounts of our broker-dealer subsidiaries’ clients.

REPORTABLE SEGMENTS

We currently operate through five reportable segments: “Private Client Group” or “PCG”; “Capital Markets”; “Asset Management”; RJ Bank and the “Other” segment.

PRIVATE CLIENT GROUP

We provide securities transaction and financial planning services to more than 2.5 million client accounts through the branch office systems of RJ&A, RJFS, RJFSA, RJ Ltd. and in the United Kingdom (“UK”) through Raymond James Investment Services Limited (“RJIS”). Our financial advisors offer a broad range of investments and services, including both third party and proprietary products, and a variety of financial planning services. We charge sales commissions or asset-based fees for investment services we provide to our Private Client Group clients based on established schedules. Varying discounts may be given, generally based upon the client’s level of business, the trade size, service level provided, and other relevant factors. In fiscal year 2014, the portion of securities commissions and fee revenues from this segment that we consider recurring include asset-based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund services fees, fees earned on funds in our multi-bank sweep program, and interest income, and represented approximately 72% of the Private Client Group’s total revenues.

Index

Revenues of this segment are correlated with total client assets under administration. As of September 30, 2014, client assets under administration of our Private Client Group amounted to approximately $451 billion.

We offer investment advisory services under various financial advisor affiliation options. Fee revenues for such services are computed as either a percentage of the assets in the client account, or a flat periodic fee charged to the client for investment advice. RJ&A advisors operate under the RJ&A registered investment advisor (“RIA”) license while independent contractors affiliated with RJFS may operate either under their own RIA license, or the RIA license of RJFSA. The investment advisory fee revenues associated with these activities are recorded within securities commissions and fee revenues on our consolidated financial statements. Refer to the securities commissions and fees section of our summary of significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K for our accounting policies on presenting these revenues in our consolidated financial statements.

The majority of our U.S. financial advisors are also licensed to sell insurance and annuity products through our general insurance agency, Raymond James Insurance Group, Inc. (“RJIG”). Through the financial advisors of our domestic broker-dealer subsidiaries, RJIG provides product and marketing support for a broad range of insurance products, principally fixed and variable annuities, life insurance, disability insurance and long-term care coverage.

Our U.S. financial advisors offer a number of professionally managed load mutual funds, as well as a selection of no-load mutual funds. RJ&A and RJFS maintain dealer sales agreements with most major distributors of mutual fund shares sold through broker-dealers.

Net interest revenue in the Private Client Group is generated by client balances, predominantly the earnings on margin loans and assets segregated pursuant to regulations, less interest paid on client cash balances (the “Client Interest Program”). We also utilize a multi-bank sweep program which generates fee revenue from unaffiliated banks in lieu of interest revenue. The cash sweep program, known as the Raymond James Bank Deposit Program (“RJBDP”), is a multi-bank (RJ Bank and several non-affiliated banks) program under which clients’ cash deposits in their brokerage accounts are re-deposited into interest-bearing deposit accounts (up to $250,000 per bank for individual accounts and up to $500,000 for joint accounts) at up to 12 banks. This program enables clients to obtain up to $2.5 million in individual Federal Deposit Insurance Corporation (“FDIC”) deposit insurance coverage ($5 million for joint accounts) while earning competitive rates for their cash balances. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this report for information regarding our net interest revenues.

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

Raymond James & Associates

RJ&A is a full service broker-dealer that employs financial advisors throughout the U.S. RJ&A’s financial advisors work in a traditional branch setting supported by local management and administrative staff. The number of financial advisors per office ranges from one to 43. RJ&A financial advisors are employees and their compensation includes commission payments, bonuses, and participation in the firm’s benefit plans. Experienced financial advisors are hired from a wide variety of competitors. As a part of their agreement to join us we may make loans to financial advisors and to certain key revenue producers, primarily for recruiting and/or retention purposes. In addition, individuals are trained each year to become financial advisors at the Robert A. James National Training Center in St. Petersburg, Florida.

Index

Raymond James Financial Services

RJFS is a broker-dealer that supports independent contractor and bank-affiliated financial advisors in providing products and services to their Private Client Group clients throughout the U.S. The number of financial advisors in RJFS offices ranges from one to 42. Independent contractors are responsible for all of their direct costs and, accordingly, are paid a larger percentage of commissions and fees than employee advisors. They are permitted to conduct, on a limited basis, certain other approved businesses outside of their RJFS activities such as offering insurance products, independent registered investment advisory services and accounting and tax services, among others, with the approval of RJFS management.

The Financial Institutions Division (“FID”) is a subdivision of RJFS, which provides services to financial institutions such as banks, thrifts and credit unions, and their clients. RJFS also provides custodial, trading, research and other back office support and services (including access to clients’ account information and the services of the Asset Management segment) to unaffiliated independent registered investment advisors through its Investment Advisor Division (“IAD”).

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

Raymond James Investment Services Limited

RJIS is a wholly owned broker-dealer that operates an independent contractor financial advisor network in the United Kingdom. RJIS also provides custodial and execution services to independent investment advisory firms.

Securities Lending

RJ&A conducts its securities lending business through the borrowing and lending of securities from and to other broker-dealers, financial institutions and other counterparties. Generally, we conduct these activities as an intermediary (referred to as “Matched Book”). However, RJ&A will also loan client marginable securities held in a margin account containing a debit (referred to as lending from the “Box”) to counterparties. The borrower of the securities puts up a cash deposit on which interest is earned. The lender in turn receives cash and pays interest. These cash deposits are adjusted daily to reflect changes in the current market value of the underlying securities. Additionally, securities are borrowed from other broker-dealers (referred to as borrowing for the “Box”) to facilitate RJ&A’s clearance and settlement obligations. The net revenues of this securities lending business are the interest spreads generated.

Operations and Information Technology

RJ&A operations personnel are responsible for the processing of securities transactions, custody of client securities, support of client accounts, receipt, identification and delivery of funds and securities, and compliance with certain regulatory and legal requirements for most of our U.S. securities brokerage operations through locations in Saint Petersburg, Florida, Denver, Colorado, Memphis, Tennessee and Southfield, Michigan. RJ Ltd. operations personnel have similar responsibilities at our Canadian brokerage operations located in Vancouver, British Columbia.

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

Index

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

Institutional Sales

Institutional sales commissions account for a significant portion of this segment’s revenue, which is fueled by a combination of general market activity and the Capital Markets group’s ability to identify and promote attractive investment opportunities. Our institutional clients are serviced by institutional equity departments of RJ&A and RJ Ltd.; the RJ&A fixed income department; RJ&A’s European offices; Raymond James Financial International, Ltd., (“RJFI”) an institutional UK broker-dealer headquartered in London, England; and Raymond James European Securities, Inc., (“RJES”) headquartered in Paris, France. We charge commissions on equity transactions based on trade size and the amount of business conducted annually with each institution. Fixed income commissions are based on trade size and the characteristics of the specific security involved.

More than 115 domestic and overseas professionals located in offices in the U.S. and Europe comprise RJ&A’s institutional equity sales and sales trading departments and maintain relationships with nearly 1,430 institutional clients. Some European and U.S. offices also provide services to high net worth clients. RJ Ltd. has over 30 institutional equity sales and trading professionals servicing predominantly Canadian, U.S. and European institutional investors from offices in Canada.

From offices in various locations within the U.S., RJ&A distributes to institutional clients both taxable and tax-exempt fixed income products, primarily municipal, corporate, government agency and mortgage-backed bonds. RJ&A carries inventory positions of taxable and tax-exempt securities to facilitate institutional sales activities.

Trading

RJ&A, and to a much lesser extent RJ Ltd. and RJFI, each trade both taxable and tax-exempt fixed income securities primarily for the purpose of facilitating sales to clients. The taxable and tax-exempt fixed income traders purchase and sell corporate, municipal, government, government agency, and mortgage-backed bonds, asset-backed securities, preferred stock, and certificates of deposit from and to our clients or other dealers. RJ&A enters into future commitments such as forward contracts and “to be announced” securities (e.g., securities having a stated coupon and original term to maturity, although the issuer and/or the specific pool of mortgage loans is not known at the time of the transaction). Relatively small amounts of proprietary trading positions are also periodically taken by RJ&A or RJ Ltd. for various purposes and are closely monitored within well-defined limits.

RJ&A, through its fixed income public finance operations, enters into forward commitments to purchase Government National Mortgage Association (“GNMA”), or Federal National Mortgage Association (“FNMA”), mortgage back securities (“MBS”). The MBS securities are issued on behalf of various state and local housing finance agencies (“HFA”) clients and consist of the mortgages originated through their lending programs. RJ&A’s forward GNMA or FNMA MBS purchase commitments arise at the time of the loan reservation for a borrower in the HFA lending program (these loan reservations fix the terms of the mortgage, including the interest rate and maximum principal amount).  The underlying terms of the GNMA or FNMA MBS purchase, including the price for the MBS security (which is dependent upon the interest rates associated with the underlying mortgages) are also fixed at loan reservation.  Upon acquisition of the MBS security, RJ&A typically sells such security in open market transactions as part of its fixed income operations.

RJ Capital Services, Inc. (“RJCS”), a subsidiary of RJF, participates in the interest rate swaps market as a principal, either to economically hedge RJ&A fixed income inventory, for transactions with clients, or to a limited extent for its own account. RJCS also purchases pools of interest-only SBA loan strips (“I/O Strips”) that result from RJ Bank’s SBA loan purchase and securitization process, and sells these I/O Strips as part of our fixed income operations.

Trading equity securities involves the purchase and sale of securities from and to our clients or other dealers. Trading profits and losses are derived from the spreads between bid and asked prices, as well as the change in market prices for the individual securities during the period we hold them. Similar to the equity research department described in the following section, this

Index

operation serves to support both our institutional equity capital markets and Private Client Group sales efforts. RJ&A also offers an options trading platform that is operated primarily on an agency basis. The RJ Ltd. trading desks not only support client activity, but also take proprietary positions that are closely monitored within well-defined limits. RJ Ltd. also provides specialist services in approximately 160 TSX listed common stocks.

Equity Research

The more than 50 analysts in RJ&A’s domestic research department support our institutional and retail sales efforts and publish research on more than 1,000 companies. This research primarily focuses on U.S. and Canadian companies in specific industries including consumer, energy, financial services, healthcare, industrial, mining and natural resources, real estate, technology, and communication and transportation. Proprietary industry studies and company-specific research reports are made available to both institutional and individual clients. RJ Ltd. has 16 analysts who publish research on approximately 230 primarily Canadian companies focused in the energy, energy services, mining, forest products, agricultural, technology, clean technology, consumer and industrial products, and real estate sectors. Additionally, we provide coverage of a limited number of European companies through RJES, as well as Latin American companies through a joint venture in which we hold an interest.

Investment Banking

The more than 150 professionals of RJ&A’s equity capital markets investment banking group reside in various locations within the U.S. and are involved in a variety of activities including public and private equity financing for corporate clients, and merger and acquisition advisory services. RJ Ltd.’s investment banking group consists of approximately 30 professionals who reside in various locations within Canada and provide equity financing and financial advisory services to corporate clients. Our investment banking activities provide a comprehensive range of strategic and financial advisory services tailored to our clients’ business life cycles and backed by our strategic industry focus.

RJ&A’s fixed income investment banking services include public finance and debt underwriting activities. More than 180 professionals in the RJ&A public finance group operate out of various offices located throughout the U.S., and serve as a financial advisor, placement agent or underwriter to various issuers who include municipal agencies (including political subdivisions), housing developers and non-profit health care institutions.

RJ&A acts as a consultant, underwriter or selling group member for corporate bonds, MBS, whole loans, agency bonds, preferred stock and unit investment trusts. When underwriting new issue securities, RJ&A agrees to purchase the issue through a negotiated sale or submits a competitive bid.

Raymond James Financial Products, Inc. or Morgan Keegan Capital Services, LLC, both being non-broker-dealer subsidiaries (collectively referred to as the Raymond James matched book swap subsidiaries or “RJSS”), enter into derivative transactions, including interest rate swaps, options, and combinations of those instruments, primarily with government entities and not-for-profit counterparties. For every derivative transaction RJSS enters into with a client, RJSS enters into an offsetting derivative transaction with a credit support provider who is a third party financial institution. Thus, we refer to RJSS’s operations as our “matched book” derivatives business.
Syndicate

The syndicate department consists of professionals who coordinate the marketing, distribution, pricing and stabilization of lead and co-managed equity underwritings. In addition to lead and co-managed offerings, this department coordinates the firm’s syndicate and selling group activities in transactions managed by other investment banking firms.

Raymond James Tax Credit Funds, Inc.

Raymond James Tax Credit Funds, Inc. (“RJTCF”) is the general partner or managing member in a number of limited partnerships and limited liability companies. These partnerships and limited liability companies invest in real estate project entities that qualify for tax credits under Section 42 of the Internal Revenue Code. RJTCF has been an active participant in the tax credit program since its inception in 1986 and currently focuses on tax credit funds for institutional investors that invest in a portfolio of tax credit-eligible multi-family apartments. The investors’ expected returns on their investments in these funds are primarily derived from tax credits and tax losses that investors can use to reduce their federal tax liability. During fiscal year 2014, RJTCF invested nearly $665 million for large institutional investors in more than 80 real estate transactions for properties located throughout the U.S. Since inception, RJTCF has sold, inclusive of unfunded commitments, over $5.4 billion of tax credit fund partnership interests and has sponsored nearly 100 tax credit funds, with investments in over 1,650 tax credit apartment properties in nearly all 50 states and one U.S. Territory.

Index

Emerging Markets

Raymond James International Holdings, Inc. (“RJIH”), through its subsidiaries, currently has interests in operations in Latin American countries including Argentina and Uruguay. Through these entities we operate securities brokerage, investment banking, asset management and equity research businesses.

ASSET MANAGEMENT

Our Asset Management segment includes the operations of Eagle, the Eagle Family of Funds (“Eagle Funds”), the asset management operations of RJ&A (“AMS”), Raymond James Trust, National Association (“RJ Trust”), a wholly owned subsidiary of RJF, and other fee-based programs. Revenues for this segment are primarily generated by the investment advisory fees related to asset management services provided for individual and institutional investment portfolios, along with mutual funds. Investment advisory fees are earned on assets held in managed or non-discretionary asset-based programs. These fees are computed based on balances either at the beginning of the quarter, the end of the quarter, or average daily assets. Consistent with industry practice, fees from private client investment portfolios are typically based on asset values at the beginning of the period while institutional fees are typically based on asset values at the end of the period. Asset balances are impacted by both the performance of the market and sales and redemptions of client accounts/funds. Rising markets have historically had a positive impact on investment advisory fee revenues as existing accounts increase in value, and individuals and institutions may commit incremental funds in rising markets. No single client accounts for a material percentage of this segment’s total business.

Eagle Asset Management, Inc.

Eagle is a registered investment advisor that offers a variety of equity and fixed income objectives managed by a number of portfolio management teams and subsidiary investment advisors, including Eagle Boston Investment Management, Inc. (“EBIM”)and ClariVest Asset Management, LLC (“ClariVest”). Eagle and its subsidiaries have approximately $28.8 billion in assets under management and approximately $2.4 billion in assets under advisement (non-discretionary advised assets) as of September 30, 2014. Eagle’s clients include institutions, corporations, pension and profit sharing plans, foundations, endowments, issuers of variable annuities, individuals and mutual funds. Eagle also serves as investment advisor to the Eagle Funds. Most clients are charged fees based upon asset levels including fees on non-discretionary assets for providing Eagle account models to professional advisors at other firms, however in some cases performance fees may be earned for outperforming respective benchmarks.

Eagle Fund Distributors, Inc. (“EFD”), a wholly owned subsidiary of Eagle, is a registered broker-dealer engaged in the distribution of the Eagle Funds.

The Small Cap Growth Fund, Mid Cap Growth Fund, Growth and Income Fund, Small Cap Stock Fund, Mid Cap Stock Fund, and Investment Grade Bond Fund are managed by Eagle. The Capital Appreciation Fund and International Stock Fund utilize ClariVest as a sub-advisor, and the Eagle Smaller Company Fund is managed by EBIM.

Eagle class shares of both a taxable and a tax-exempt money market fund are available to clients of Eagle Funds through an unrelated third party.

AMS

AMS provides a range of offerings to our PCG clients including: managing several investment advisory programs which maintain an approved list of investment managers, provide asset allocation model portfolios, establish custodial facilities, monitor the performance of client accounts, provide clients with accounting and other administrative services, and assist investment managers with certain trading management activities. One of AMS’ programs, “Raymond James Consulting Services” is a managed program in which Raymond James Consulting Services serves as a conduit for AMS clients to access a number of independent investment managers, in addition to Eagle, with initial investment amounts that are below normal program minimums, as well as providing monitoring and due diligence services.  AMS earns fees on asset balances, a portion of which are paid to predominately independent investment managers and Eagle and affiliates who direct the investments within clients’ accounts. In addition, AMS offers additional accounts managed within fee based asset allocation platforms under our program known as Freedom, and other managed programs. Freedom’s investment committee manages portfolios of mutual funds, exchange traded funds and separately managed account models on a discretionary basis. For separately managed account models a portion of the fees earned may be paid to the investment managers who provide the models. At September 30, 2014, these managed programs had approximately $40.6 billion in assets under management, including approximately $4.8 billion managed by Eagle and affiliates.

Index

AMS also provides certain services for their non-discretionary asset-based programs (known as Passport, Ambassador or other non-discretionary asset-based programs). AMS provides performance reporting, research, sales, accounting, trading and other administrative services. Advisory services are provided by PCG financial advisors. Client fees are based on the individual account or relationship size and may also be dependent on the type of securities in the accounts. The revenues are predominantly included in securities commissions and fees revenue in the PCG segment, with a lesser share of revenue generated from these activities included in investment advisory fee revenue in this Asset Management segment. As of September 30, 2014, these programs had approximately $78.9 billion in assets. RJFS and RJFSA offer a similar fee-based program known as IMPAC (“IMPAC”). All revenues for IMPAC are reported in the PCG segment. As of September 30, 2014, IMPAC had approximately $12.8 billion in assets serviced by RJFS financial advisors and RJFSA registered investment advisors (see the Private Client Group segment discussion in this Item 1 for additional information).

In addition to the foregoing programs, AMS also administers managed fee-based programs for clients who have contracted for portfolio management services from non-affiliated investment advisors that are not part of the Raymond James Consulting Services program.

Raymond James Trust, National Association

RJ Trust is a nationally chartered trust company regulated by the Office of the Comptroller of the Currency (“OCC”), that has been serving the clients of our financial advisors since 1991. With nearly 90 trust associates and six offices across the U.S., RJ Trust administers approximately $3.4 billion in personal and charitable trust assets as of September 30, 2014, which includes $247 million in the Raymond James Charitable Endowment Fund. The Raymond James Charitable Endowment Fund is a certified 501(c)(3) public charity where RJ Trust serves as trustee.
In addition to acting as a sole-trustee or co-trustee, under its federal charter RJ Trust may also act as custodian, personal representative or agent for trustee in a wide variety of trust and estate situations in all 50 states. RJ Trust also serves as trustee in living trusts, charitable trusts, life insurance trusts, specialty trusts, Individual Retirement Account (“IRA”) rollover trusts and others.

RJ BANK

RJ Bank is a national bank regulated by the OCC that provides corporate, SBL and residential loans, as well as FDIC insured deposit accounts, to clients of our broker-dealer subsidiaries and to the general public. RJ Bank is active in corporate loan syndications and participations. RJ Bank generates net interest revenue principally through the interest income earned on loans and investments, which is offset by the interest expense it pays on client deposits and on its borrowings. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this report for financial information regarding RJ Bank’s net interest earnings.

RJ Bank operates from a single branch location adjacent to RJF’s corporate office complex in St. Petersburg, Florida. Access to RJ Bank’s products and services is available nationwide through the offices of our affiliated broker-dealers as well as through electronic banking services. RJ Bank’s assets include C&I loans, commercial and residential real estate loans, tax-exempt loans, as well as loans fully collateralized by marketable securities. Corporate loans represent approximately 75% of RJ Bank’s loan portfolio of which 95% are U.S. and Canadian syndicated loans. Residential mortgage loans are originated and held for investment or sold in the secondary market. RJ Bank’s liabilities primarily consist of deposits that are cash balances swept from the investment accounts maintained at RJ&A.

RJ Bank does not have any significant concentrations with any one industry or customer (see table of industry concentration in Item 7A, “Credit Risk” in this report).

OTHER

This segment includes our principal capital and private equity activities as well as various corporate overhead costs of RJF including the interest cost on our public debt, and the acquisition and integration costs associated with our acquisitions including, most significantly in fiscal years 2013 and 2012, Morgan Keegan (as hereinafter defined below, see Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding this acquisition).

Our principal capital and private equity activities include various direct and third party private equity and merchant banking investments; employee investment funds (the “Employee Funds”); and various private equity funds which we sponsor.

Index

We participate in profits or losses from various investments through both general and limited partnership interests. Additionally, we realize profits or incur losses as a result of direct merchant banking investments. The Employee Funds are limited partnerships, some of which we are the general partner, that invest in our merchant banking and private equity activities and other unaffiliated venture capital limited partnerships. The Employee Funds were established as compensation and retention vehicles for certain of our qualified key employees. As of September 30, 2014, certain of our merchant banking investments include investments in a manufacturer of crime investigation and forensic supplies, an event photography business, and a company pursuing a new concept in the salon services market.

On April 2, 2012 (the “Closing Date”), RJF completed its acquisition of all of the issued and outstanding shares of Morgan Keegan & Company, Inc. (“MK & Co.”), and MK Holding, Inc. and certain of its affiliates (collectively referred to hereinafter as “Morgan Keegan”) from Regions Financial Corporation (“Regions”).  In mid-February 2013, we completed the transfer of all of the active businesses of MK & Co. to RJ&A. At the time of its acquisition, MK & Co. was a clearing broker-dealer, headquartered in Memphis, Tennessee. After the transfers of its businesses to RJ&A and effective September 2013, MK & Co. became a special purpose broker-dealer. In July 2013, MK & Co. formally changed its legal form from a corporation to a limited liability company, and is now known as Morgan Keegan & Company, LLC. MK & Co. has had no operations throughout fiscal year 2014.

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

REGULATION

The following discussion sets forth some of the material elements of the regulatory framework applicable to the financial services industry and provides some specific information relevant to us. The regulatory framework is intended primarily for the protection of our clients, customers, the securities markets, our depositors and the Federal Deposit Insurance Fund and not for the protection of our creditors or shareholders. Under certain circumstances, these rules may limit our ability to make capital withdrawals from RJ Bank or our broker-dealer subsidiaries.

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

New rules and regulations resulting from the Dodd-Frank Act

In July 2010, the U. S. government enacted financial services reform legislation known as the Dodd-Frank Wall Street Reform & Consumer Protection Act (“Dodd-Frank Act”). The Dodd-Frank Act enacted sweeping changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act became effective immediately; however the details of some provisions remain subject to implementing regulations that are yet to be adopted by various applicable regulatory agencies. Furthermore, many provisions of the Dodd-Frank Act are still subject to further rule making procedures and studies and will take effect over several years.

The Dodd-Frank Act instructs U.S. federal banking and other regulatory agencies to conduct hundreds of rule-makings, studies and reports. These regulatory agencies include the Commodity Futures Trading Commission; the SEC; the Fed; the OCC; the FDIC; the Consumer Financial Protection Bureau (the “CFPB”); and the Financial Stability Oversight Council (the “FSOC”). As

Index

a result of Dodd-Frank Act rule-making and other regulatory reforms, we are currently experiencing a period of unprecedented change in regulation and these changes could have a significant impact on how we conduct certain aspects of our business. Given the current status of the regulatory developments, we cannot currently quantify the possible effects on our business and operations of all of the significant changes that are currently underway (see Item 1A, “Risk Factors,” within this report for further discussion of the potential future impact on our operations). Certain of the changes enacted under the Dodd-Frank Act thus far, include the following:

•
Since RJ Bank provides deposits covered by FDIC insurance, generally up to $250,000 per account ownership type, RJ Bank is subject to the Federal Deposit Insurance Act. In February 2011, under the provisions of the Dodd-Frank Act, the FDIC issued a final rule changing its assessment base in addition to other minor adjustments. For banks with more than $10 billion in assets, the FDIC’s new rule changed the assessment rate calculation, which relies on a scorecard designed to measure financial performance and ability to withstand stress in addition to measuring the FDIC’s exposure should the bank fail. This new rule became effective for RJ Bank beginning with the December 2013 assessment period.

•
In July 2011, pursuant to the Dodd-Frank Act, the CFPB began operations and was given rulemaking authority for a wide range of consumer protection laws that would apply to all banks and provide broad powers to supervise and enforce federal consumer protection laws. The CFPB has supervisory and enforcement powers under such laws as the Equal Credit Opportunity Act, the Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. At the beginning of fiscal year 2014, the CFPB assumed regulatory authority over RJ Bank for its compliance with various federal consumer protection laws. The CFPB has proposed and finalized many rules since its establishment; the majority of those became effective in early fiscal year 2014. The CFPB has authority to promulgate regulations and issue orders, policy statements, conduct examinations, and bring enforcement actions. The creation of the CFPB has led to enhanced enforcement of consumer protection laws. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, remediation efforts and possible penalties.

•
In October 2012, under the provisions of the Dodd-Frank Act, regulators issued final rules requiring banking organizations with total assets of more than $10 billion but less than $50 billion to conduct annual company-prepared stress tests, report the results to their primary regulator and the Fed and publish a summary of the results. Under the rules, stress tests must be conducted using certain scenarios (baseline, adverse, and severely adverse), which the Fed provides each year. These new rules required RJF to conduct its first stress test by March 31, 2014. We submitted our initial stress testing results, utilizing data as of September 30, 2013, to the Federal Reserve Board (“FRB”) on March 31, 2014. In addition, RJF will be required to begin publicly disclosing a summary of certain stress test results no later than June 30, 2015 for the stress test cycle beginning on October 1, 2014.

•	The Volcker Rule:

Under the provisions of the Dodd-Frank Act, Congress adopted a ban on proprietary trading and restricted investment in hedge funds and private equity funds by commercial banks and their affiliates (the “Regulated Entities”), the so-called “Volcker Rule.” In December 2013, the CFTC, the OCC, the Fed, the FDIC, and the SEC adopted a final version of the Volcker Rule. We continue to review the details contained in the final Volcker Rule to assess its impact on our operations. Based upon our latest analysis and understandings of these regulations, we do not anticipate that it will have a material impact on our results of operations.

The final Volcker Rule prohibits Regulated Entities from engaging in “proprietary trading” and imposes limitations on the extent to which Regulated Entities are permitted to invest in certain “covered funds” (i.e. hedge funds and private equity funds) and requires that such investments be fully deducted from Tier 1 Capital. It limits a Regulated Entity’s aggregate ownership in hedge funds and private equity funds to three percent of Tier I capital, although the impact of such limit to RJF’s investment portfolio is subject to further analysis. Additionally, Regulated Entities are prohibited from owning three percent or more of any single fund. Congress provided an exemption for certain permitted activities of Regulated Entities, such as underwriting, market making, hedging, and risk management.

The final Volcker Rules became effective as of April 1, 2014 and conformance is required by July 21, 2015. However, the conformance period may be subject to two additional one-year extensions by the Fed. Furthermore, Regulated Entities can apply for an additional five-year extension for certain qualifying investments. We currently maintain investments in selected private equity and merchant banking entities, some of which may meet the definition of “covered funds” and therefore be subject to certain limitations. The amount of future investments of this nature that we may make may be

Index

limited in order to maintain compliance levels specified by the regulation. Further, subsequent interpretations of what constitutes “covered funds” under the final Volcker Rule may adversely impact our operations.

•
In July 2013, the OCC, the FRB, and the FDIC released final United States Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Act. The rule increases the quantity and quality of regulatory capital, establishes a capital conservation buffer, and makes selected changes to the calculation of risk-weighted assets. The rule becomes effective for us on January 1, 2015, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. We are currently evaluating the impact of these rules on both RJF and RJ Bank; however, based on our current analyses, we believe that RJF and RJ Bank would meet all capital adequacy requirements under the final rules. However, the increased capital requirements could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition or prospects could be adversely affected. See Item 1A, “Risk Factors,” within this report for more information.

•
In July 2014, the SEC adopted amendments to the rules that govern money market mutual funds. The amendments make structural and operational reforms to address risks of excessive withdraws over relatively short time frames by investors from money market funds, while preserving the benefits of the funds.  We do not sponsor any money market funds.   We utilize such funds to a small extent for our own investment purposes, and offer to our clients money market funds that are sponsored by third parties as one of several cash sweep alternatives.

•
Effective July 1, 2014, certain final rules issued by the SEC regarding the mandatory registration of municipal advisors became effective. These rules specify which activities will be covered by the Dodd-Frank Act imposed fiduciary duty of a municipal advisor to its government client, may result in the need for new written representations by issuers, and may limit the manner in which we, in our capacity as an underwriter or in our other professional roles, interact with municipal issuers. We registered as a municipal advisor and by virtue of such registration are now subject to additional regulation and oversight in respect of our municipal finance business. The SEC recently announced that it will undertake a two-year review of municipal advisors. Additionally, forthcoming rulemaking by the Municipal Securities Rulemaking Board may cause further changes to the manner in which state and local government are able to interact with the outside finance professionals. Although these new rules impact the nature of our interactions with public finance clients, and may have a negative short-term impact on the volume of public finance financing transactions while the industry adapts to the new rules, we do not expect these new rules to have a materially adverse impact on our public finance results of operations (which are included in our Capital Markets segment).

Other regulations applicable to our operations

The SEC is the federal agency charged with administration of the federal securities laws. Financial services firms are also subject to regulation by state securities commissions in those states in which they conduct business. RJ&A and RJFS are currently registered as broker-dealers in all 50 states. The SEC recently adopted amendments, most of which were effective October 2013, to its financial responsibility rules, including changes to the net capital rule, the customer protection rule, the record-keeping rules and the notification rules applicable to our broker-dealer subsidiaries. We are currently evaluating the impact of these amendments on our broker-dealer subsidiaries; however, based on our current analyses, we do not believe they will have a material adverse effect on any of our broker-dealer subsidiaries. Pursuant to the Dodd-Frank Act, the SEC was charged with considering whether broker-dealers should be subject to a standard of care similar to the fiduciary standard applicable to registered investment advisors. It is not clear whether the SEC will determine that a heightened standard of conduct should be applicable to broker-dealers. Financial services firms are subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. We have offices in Europe, Canada and Latin America.

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

Our U.S. broker-dealer subsidiaries are required by federal law to be members of SIPC. The SIPC fund provides protection for cash and securities held in client accounts up to $500,000 per client, with a limitation of $250,000 on claims for cash balances. We have purchased excess SIPC coverage through various syndicates of Lloyd’s, a London-based firm that holds an “A+” rating

Index

from Standard and Poor’s and Fitch Ratings. Excess SIPC is fully protected by the Lloyd’s trust funds and Lloyd’s Central Fund (“Excess SIPC Insurer”). For RJ&A, the additional protection currently provided has an aggregate firm limit of $750 million for cash and securities, including a sub-limit of $1.9 million per client for cash above basic SIPC. Account protection applies when a SIPC member fails financially and is unable to meet obligations to clients. This coverage does not protect against market fluctuations. RJF has provided an indemnity to the Excess SIPC Insurer against any and all losses they may incur associated with the excess SIPC policies.

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

RJF is under the supervision of, and subject to the rules, regulations, and periodic examination by the Fed. Additionally, RJ Bank is subject to the rules and regulations of the OCC, the Fed, the FDIC and the CFPB. Collectively, these rules and regulations cover all aspects of the banking business including lending practices, safeguarding deposits, capital structure, transactions with affiliates and conduct and qualifications of personnel.

RJ Bank is subject to the Community Reinvestment Act (“CRA”). The CRA is intended to encourage banks to help meet the credit needs of their service areas, including low and moderate income neighborhoods, consistent with safe and sound bank operations. The regulators examine and assign each bank a public CRA rating. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on RJ Bank.

RJF as a financial holding company, and RJ Bank, are subject to various capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our and RJ Bank’s financial results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJF and RJ Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. RJF’s and RJ Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components of capital, risk-weightings of assets, off-balance sheet transactions, and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJF, as a financial holding company, and RJ Bank, to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and Tier I capital to adjusted assets (as defined in the regulations). See Item 7, “Regulatory” in this report and Note 26 of the Notes to Consolidated Financial Statements in this Form 10-K, for further information.

Index

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the registrant (which includes officers of certain significant subsidiaries) who are not Directors of the registrant are as follows:

Jennifer C. Ackart	50	Senior Vice President since August, 2009 and Controller since February, 1995

Bella Loykhter Allaire	61
Executive Vice President - Technology and Operations - Raymond James & Associates, Inc. since June, 2011; Managing Director and Chief Information Officer, UBS Wealth Management Americas, November, 2006 - January, 2011

Paul D. Allison	58	Chairman, President and CEO - Raymond James Ltd. since January, 2009; Co-President and Co-CEO - Raymond James Ltd., August, 2008 - January, 2009

John C. Carson, Jr.	58
President since April, 2012; President - Morgan Keegan & Company, LLC, formerly known as Morgan Keegan & Company, Inc., since July, 2013; Chief Executive Officer and Executive Managing Director - Morgan Keegan & Company, Inc., March, 2008 - July, 2013

George Catanese	55	Senior Vice President since October, 2005 and Chief Risk Officer since February, 2006

Scott A. Curtis	52	President - Raymond James Financial Services, Inc., since January, 2012; Senior Vice President - Private Client Group - Raymond James & Associates, Inc., July, 2005 - December 2011

Jeffrey A. Dowdle	50
Executive Vice President - Asset Management Group, since February, 2014; President - Asset Management Services - Raymond James & Associates, Inc., January, 2005 - February 2014; Senior Vice President - Raymond James & Associates, Inc., January, 2005 - February, 2014

Tashtego S. Elwyn	43	President - Private Client Group - Raymond James & Associates, Inc., since January, 2012; Regional Director - Raymond James & Associates, Inc., October, 2006 - December, 2011

Jeffrey P. Julien	58	Executive Vice President - Finance since August, 2009, Chief Financial Officer since April, 1987 and Treasurer since February, 2011; Director and/or officer of several RJF subsidiaries

Paul L. Matecki	58	Senior Vice President since February, 2000, General Counsel since February, 2005 and Secretary since February, 2006

Steven M. Raney	49	President and CEO - Raymond James Bank, N.A. since January, 2006

Jeffrey E. Trocin	55
President - Global Equities and Investment Banking - Raymond James & Associates, Inc. since July, 2013; Executive Vice President - Equity Capital Markets - Raymond James & Associates, Inc., February 2001 - July, 2013

Dennis W. Zank	60
Chief Operating Officer since January, 2012; Chief Executive Officer - Raymond James & Associates, Inc. since January, 2012; President - Raymond James & Associates, Inc., December, 2002 - December, 2011

Except where otherwise indicated, the executive officer has held his or her current position for more than five years.

Index

EMPLOYEES AND INDEPENDENT CONTRACTORS

Our employees and independent contractors (collectively referred to hereinafter as “associates”), are vital to our success in the financial services industry. As of September 30, 2014, we had approximately 10,300 employees. As of September 30, 2014, we had more than 3,600 independent contractor financial advisors with whom we are affiliated.

OTHER INFORMATION

Our Internet address is www.raymondjames.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Factors affecting “forward-looking statements”

Certain statements made in this report on Form 10-K may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), industry or market conditions, demand for and pricing of our products, acquisitions and divestitures, anticipated results of litigation and regulatory developments or general economic conditions.  In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions.  Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements.  We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in Item 1A, “Risk Factors,” in this report. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events or otherwise.

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

Maintaining our reputation is critical to attracting and maintaining clients, customers, investors and associates. If we fail to deal with, or appear to fail to deal with, issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues include, but are not limited to, any of the risks discussed in this Item 1A, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, record keeping, sales and trading practices, failure to sell securities we have underwritten at the anticipated price levels, and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our products. A failure to maintain appropriate standards of service and quality, or a failure or perceived failure to treat customers and clients fairly, can result in client dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation. Further, negative publicity regarding us, whether or not true, may also harm our future business prospects.

We are affected by domestic and international macroeconomic conditions that impact the global financial markets.

We are engaged in various financial services businesses. As such, we are generally affected by domestic and international macroeconomic and political conditions, including levels of economic output, interest and inflation rates, employment levels, consumer confidence levels, and fiscal and monetary policy. These conditions may directly and indirectly impact a number of factors in the global financial markets that may be detrimental to our operating results, including trading levels, investing, and origination activity in the securities markets, security valuations, the absolute and relative level and volatility of interest and currency rates, real estate values, the actual and perceived quality of issuers and borrowers, and the supply of and demand for loans and deposits.

Index

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

U.S. markets may also be impacted by political and civil unrest occurring in the Middle East and in Eastern Europe and Russia. Concerns about the European Union’s (“EU”) sovereign debt in recent years has caused uncertainty and disruption for financial markets globally. Continued uncertainties loom over the outcome of the EU’s financial support programs and the possibility exists that other EU member states may experience similar financial troubles in the future. Any negative impact on economic conditions and global markets from these matters could adversely affect our business, financial condition and liquidity.

Our businesses and earnings are affected by the fiscal and other policies adopted by various regulatory authorities of the United States, foreign governments, and domestic and international agencies. The Fed regulates the supply of money and credit in the United States. Fed policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies can also materially decrease the value of certain of our financial assets, most notably debt securities. Changes in Fed policies are beyond our control and, consequently, the impact of these changes on our activities and results of our operations are difficult to predict. We may also be indirectly impacted by fiscal and monetary policy enacted in various global markets.

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

Maintaining an appropriate level of liquidity, or the amount of capital that is readily available for investment, spending, or to meet our contractual obligations is essential to our business. Our inability to maintain adequate levels of capital in the form of cash and readily available access to the credit and capital markets could have a significant negative effect on our financial condition. If liquidity from our brokerage or banking operations is inadequate or unavailable, we may be required to scale back or curtail our operations, including limiting our efforts to recruit additional financial advisors, selling assets at prices that may be less favorable to us, and cutting or eliminating the dividends we pay to our shareholders. Some potential conditions that could negatively affect our liquidity include the inability of our subsidiaries to generate cash in the form of dividends from earnings, changes imposed by regulators to our liquidity or capital requirements in our subsidiaries that may prevent the upstream of dividends in the form of cash to the parent company, limited or no accessibility to credit markets for secured and unsecured borrowings by our subsidiaries, diminished access to the capital markets for our company, and other commitments or restrictions on capital as a result of adverse legal settlements, judgments, or regulatory sanctions.

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

Index

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

We may not be able to successfully obtain additional outside financing to fund our operations on favorable terms, or at all. The impact of a credit rating downgrade to a level below investment grade would result in our breaching provisions in one of our credit agreements and certain of our derivative instruments, and may result in a request for immediate payment and/or ongoing overnight collateralization on our derivative instruments in liability positions (see Note 18 of the Notes to Consolidated Financial Statements in this Form 10-K for such information as of September 30, 2014).

Furthermore, as a bank holding company, we may become subject to a prohibition or to limitations on our ability to pay dividends or repurchase our stock. The OCC, the Fed, the FDIC, and the SEC (through FINRA) have the authority, and under certain circumstances the duty, to prohibit or to limit the payment of dividends by the subsidiaries to their parent, for the subsidiaries they supervise.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” in this report for additional information on liquidity and how we manage our liquidity risk.

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

In addition, disruptions in the liquidity or transparency of the financial markets may result in our inability to sell, syndicate or realize the value of security positions, thereby leading to increased concentrations. The inability to reduce our positions in specific securities may not only increase the market and credit risks associated with such positions, but also increase the level of risk-weighted assets on our balance sheet, thereby increasing capital requirements which could have an adverse effect on our business results, financial condition and liquidity.

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

Index

We are exposed to credit risk.

We are generally exposed to the risk that third parties that owe us money, securities or other assets do not meet their performance obligations due to bankruptcy, lack of liquidity, operational failure or other reasons.

We actively buy and sell securities from and to clients and counterparties in the normal course of our broker-dealers market making and underwriting businesses exposing us to credit risk. Although generally collateralized by the underlying security to the transaction, we still face the risk associated with changes in the market value of collateral through settlement date. We also hold certain securities, loans and derivatives in our trading accounts. Deterioration in the actual or perceived credit quality of the underlying issuers of securities or loans, or the non-performance of issuers and counterparties to certain derivative contracts could result in trading losses.

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

We also incur credit risk by lending to businesses and individuals including, but not limited to, C&I loans, commercial and residential mortgage loans, tax-exempt loans, home equity lines of credit, and margin and non-purpose loans collateralized by securities. We incur credit risk through our investments which include MBS, collateralized mortgage obligations, auction rate securities, and other municipal securities.

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

Our business depends on fees generated from the distribution of financial products, fees earned from the management of client accounts by our asset management subsidiaries and on advisory fees.

A large portion of our revenues are derived from fees generated from the distribution of financial products, such as mutual funds and variable annuities. Changes in the structure or amount of the fees paid by the sponsors of these products could directly

Index

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

We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities which we have underwritten at the anticipated price levels. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. As a market maker, we may own positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified. In addition, we may incur losses as a result of proprietary positions we hold primarily in connection with our market making or underwriting activities.

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

Our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, funding, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. Furthermore, although we do not hold any EU sovereign debt, we may do business with and be exposed to financial institutions that have been affected by the EU sovereign debt circumstances. Defaults by, or even rumors or questions about the financial condition of, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Although we have not suffered any material or significant losses as a result of the failure of any financial counterparty, any such losses in the future may have a material adverse effect on our results of operations.

Index

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

See Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K for further information regarding these indemnification agreements.

Growth of our business could increase costs and regulatory and integration risks.

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

Moreover, to the extent we pursue strategic acquisitions, we may be unable to complete such acquisitions on acceptable terms, or be unable to successfully integrate the operations of any acquired business into our existing business. Such acquisitions could be of significant size and/or complexity. This effort, together with difficulties we may encounter in integrating an acquired business, could have an adverse effect on our business, financial condition, and results of operations. In addition, we may need to raise equity capital or borrow to finance such acquisitions, which could dilute our shareholders or increase our leverage. Any such borrowings might not be available on terms as favorable to us as our current borrowings, or perhaps at all.

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

Index

could require us to incur substantial expenditures to enhance or adapt our services or infrastructure. An inability to develop new products and services, or enhance existing offerings, could have a material adverse effect on our profitability.

Our ability to attract and retain senior professionals, qualified financial advisors and other associates is critical to the continued success of our business.
Our ability to develop and retain our client base depends on the reputation, judgment, business generation capabilities and skills of our senior professionals, particularly our managing directors, and the members of our executive committees, as well as employees and financial advisors. To compete effectively we must attract, retain and motivate qualified professionals, including successful financial advisors, investment bankers, trading professionals, portfolio managers and other revenue producing or specialized personnel. The reputations and relationships of our senior professionals with our clients are a critical element in obtaining and executing client engagement. Competitive pressures we experience could have an adverse effect on our business, results of operations, financial condition and liquidity.

Turnover in the financial services industry is high. The cost of retaining skilled professionals in the financial services industry has escalated considerably. Employers in the industry are increasingly offering guaranteed contracts, upfront payments, and increased compensation. These can be important factors in a current employee’s decision to leave us as well as a prospective employee’s decision to join us. As competition for skilled professionals in the industry remains intense, we may have to devote significant resources to attracting and retaining qualified personnel. To the extent we have compensation targets, we may not be able to retain our employees which could result in increased recruiting expense or result in our recruiting additional employees at compensation levels that are not within our target range. In particular, our financial results may be adversely affected by the costs we incur in connection with any upfront loans or other incentives we may offer to newly recruited financial advisors and other key personnel. If we were to lose the services of any of our investment bankers, senior equity research, sales and trading professionals, asset managers, or executive officers to a new or existing competitor or otherwise, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our senior professionals or recruit additional professionals, our reputation, business, results of operations and financial condition will be adversely affected. Further, new business initiatives and efforts to expand existing businesses generally require that we incur compensation and benefits expense before generating additional revenues.

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

Index

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

Associate misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.

There have been a number of highly-publicized cases involving fraud or other misconduct by associates in the financial services industry, and there is a risk that our associates could engage in misconduct that adversely affects our business. For example, our banking business often requires that we deal with confidential matters of great significance to our clients. If our associates were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. We are also subject to a number of obligations and standards arising from our asset management business and our authority over the assets managed by our asset management business. In addition our financial advisors may act in a fiduciary capacity, providing financial planning, investment advice and discretionary asset management. The violation of these obligations and standards by any of our associates would adversely affect our clients and us. It is not always possible to deter associate misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If our associates engage in misconduct, our business would be adversely affected.

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

Client and customer, public, and regulatory expectations regarding operational and information security have increased. Thus, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although cyber security incidents among financial services firms are on the rise, to-date we have not experienced any material losses relating to cyber attacks or other information security breaches, however, there can be no assurance that we will not suffer such losses in the future. Notwithstanding that we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code and other events that could have a security impact. If one or more of these events occur, this could jeopardize our, or our clients’ or counterparties’, confidential and other information processed, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or are not fully covered through any insurance we maintain. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators.

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

Index

In providing services to clients, we may manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we may be subject to numerous laws and regulations designed to protect this information, such as the U.S. federal and state laws governing the protection of personally identifiable information and international laws. These laws and regulations are increasing in complexity and number. If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and their related revenue in the future. Potential liability in the event of a security breach of client data could be significant and depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages.

See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report for additional information regarding our exposure to and approaches to managing these types of operational risk.

Our operations could be adversely affected by serious weather conditions.

Certain of our principal operations are located in St. Petersburg, Florida. While we have a business continuity plan that permits significant operations to be conducted from our Southfield, Michigan and Memphis, Tennessee locations and our information systems processing is conducted out of our new information technology data center in the Denver, Colorado area (see Item 2, “Properties” in this report for further discussion), our operations could be adversely affected by hurricanes or other serious weather conditions that could affect the processing of transactions, communications, and the ability of our associates to get to our offices, or work from home. Refer to the “we are exposed to credit risk” risk factor in this Item 1A for a discussion of how events, including weather events, could adversely impact RJ Bank’s loan portfolio and the “we are exposed to operational risk” risk factor in this Item 1A, for a discussion of how weather related events could impact our ability to conduct business.

We are exposed to litigation risks.

Many aspects of our business involve substantial risks of liability, arising in the normal course of business. We have been named as a defendant or co-defendant in lawsuits and arbitrations involving primarily claims for damages. The risks associated with potential litigation often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. Unauthorized or illegal acts of our associates could result in substantial liability for us. Advisors may not understand investor needs or risk tolerances. Such failures may result in the recommendation or purchase of a portfolio of assets that may not be suitable for the investor. To the extent we fail to know our clients or improperly advise them, we could be found liable for losses suffered by such clients, which could harm our business. Our Private Client Group business segment has historically had more risk of litigation than our institutional businesses.

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

See Item 3, “Legal Proceedings” in this report for a discussion of our legal matters and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report for discussion regarding our approach to managing legal risk.

Index

The preparation of the consolidated financial statements requires the use of estimates that may vary from actual results and new accounting standards could adversely affect future reported results.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions may require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. One of our most critical estimates is RJ Bank’s allowance for loan losses. At any given point in time, conditions in the real estate and credit markets may influence the complexity and increase the uncertainty involved in estimating the losses inherent in RJ Bank’s loan portfolio. If management’s underlying assumptions and judgments prove to be inaccurate, one outcome could be that the allowance for loan losses could be insufficient to cover actual losses. Our financial condition, including our liquidity and capital, and results of operations could be materially and adversely impacted. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates,” in this report for additional information on the nature of these estimates.

Our financial instruments, including certain trading assets and liabilities, available for sale securities including Auction Rate Securities (“ARS”), certain loans, intangible assets and private equity investments, among other items, require management to make a determination of their fair value in order to prepare our consolidated financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on our judgment. Some of these instruments and other assets and liabilities may have no direct observable inputs, making their valuation particularly subjective, being based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain securities may make it more difficult to value certain items, which may lead to the possibility that such valuations will be subject to further change or adjustment and could lead to declines in our earnings in subsequent periods.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. For a further discussion of some of our significant accounting policies and standards, see the “Critical Accounting Estimates” discussion within Item 7 in this report, and Note 2 of the Notes to Consolidated Financial Statements, in this Form 10-K.

In December, 2012 the FASB issued a proposed standard on accounting for credit losses. The standard would replace multiple existing impairment models, including replacing an “incurred loss” model for loans with an “expected loss” model. The FASB announced it will establish the effective date when it issues the final standard. We cannot predict whether or when a final standard will be issued, when it will be effective, what its final provisions will be, or the potential impact its eventual adoption may have on our retained earnings.

Our risk management and conflicts of interest policies and procedures may leave us exposed to unidentified or unanticipated risk.

We seek to manage, monitor and control our operational, legal and regulatory risk through operational and compliance reporting systems, internal controls, management review processes and other mechanisms; however, there can be no assurance that our procedures will be fully effective. Our banking and trading processes seek to balance our ability to profit from banking and trading positions with our exposure to potential losses. While we employ limits and other risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate economic and financial outcomes or the specifics and timing of such outcomes.

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

Index

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

RISKS RELATED TO OUR REGULATORY ENVIRONMENT

Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

Firms in the financial services industry have been operating in a difficult regulatory environment which we expect will become even more stringent in light of recent well-publicized failures of regulators to detect and prevent fraud. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, the NYSE, FINRA, the OCC, the CFPB, the Fed, and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to carry on particular businesses. For example, a failure to comply with the obligations imposed by the Exchange Act on broker-dealers and the Investment Advisers Act on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940, could result in investigations, sanctions and reputational damage. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or FINRA or other self-regulatory organizations that supervise the financial markets. Substantial legal liability or significant regulatory action against us could have adverse financial effects on us or cause reputational harm to us, which could harm our business prospects.

Changes in regulations resulting from either the Dodd-Frank Act or any new regulations may affect our businesses.

The market and economic conditions over the past several years have led to legislation and numerous and continuing proposals for changes in the regulation of the financial services industry, including significant additional legislation and regulation in the

Index

U.S. and abroad. The Dodd-Frank Act enacted sweeping changes in the supervision and regulation of the financial industry (see Item 1, Regulation, in this report for a discussion of such changes including the Volcker Rule). The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy cannot be known until all of the implementing regulations called for under the legislation have been finalized and implemented. These legislative and regulatory changes could affect our revenue, limit our ability to pursue business opportunities, impact the value of assets that we hold, require us to change certain of our business practices, impose additional costs on us, or otherwise adversely affect our businesses.

The Dodd-Frank Act impacts the manner in which we market our products and services, manage our business and operations and interact with regulators, all of which while not currently anticipated to, could materially impact our results of operations, financial condition and liquidity. Certain provisions of the Dodd-Frank Act that have or may impact our business include, but are not limited to: the establishment of a fiduciary standard for broker-dealers, regulatory oversight of incentive compensation, the imposition of capital requirements on financial holding companies and to a lesser extent, greater oversight over derivatives trading and restrictions on proprietary trading. There is also increased regulatory scrutiny (and related compliance costs) as we continue to grow and surpass certain thresholds outlined in the Dodd-Frank Act. These include but are not limited to RJ Bank’s oversight by the CFPB. The CFPB has been active in investigating products, services and operations of credit providers, including banks, for compliance with various laws such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Real Estate Settlement Procedures Act. Any actions taken by the CFPB could result in requirements to alter or cease offering affected products and services, make them less attractive, restrict our ability to offer them, or increase our regulatory and compliance costs. To the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.

In December, 2013, the final version of the Volcker Rule was adopted (see Item 1, Regulation, in this report for discussion of the Volcker Rule). Although we have not historically engaged in significant levels of trading for our own account, due to our underwriting and market making activities, the Volcker Rule will likely increase our operational and compliance costs, and may reduce our trading revenues, require a change in our principal capital private equity investments, and as a result adversely affect our results of operations.

The SEC recently adopted amendments, most of which were effective October, 2013, to its financial responsibility rules, including changes to the net capital rule, the customer protection rule, the record-keeping rules, and the notification rules applicable to our broker-dealer subsidiaries. We are currently evaluating the impact of these amendments on our broker-dealer subsidiaries. Such impact could have an adverse effect on certain of our broker-dealer subsidiaries.

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

RJF and RJ Bank are subject to various regulatory and capital requirements administered by various federal regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJF and RJ Bank must meet specific capital guidelines that involve quantitative measures of RJF and RJ Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. RJF’s and RJ Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components of our capital, risk-weightings of assets, off-balance sheet transactions, and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJF and RJ Bank to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets and Tier I Capital to adjusted assets (as defined in the regulations). Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could harm either RJF or RJ Bank’s operations and our financial condition.

Index

As more fully discussed in Item 1, Regulation, in this report, RJF is required to perform annual stress tests using certain scenarios provided by the Fed. While we believe that both the quality and magnitude of our capital base is sufficient to support our current operations given our risk profile, the results of the stress testing process may affect our approach to managing and deploying capital.

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

The securities industry is subject to extensive regulation, and broker-dealers and investment advisors are subject to regulations covering all aspects of the securities business including, but not limited to, sales and trading methods, trade practices among broker-dealers, use and safekeeping of clients’ funds and securities, capital structure of securities firms, anti-money laundering efforts, record keeping and the conduct of directors, officers and employees. If laws or regulations are violated, we could be subject to one or more of the following: civil liability, criminal liability, sanctions which could include the revocation of our subsidiaries’ registrations as investment advisors or broker-dealers, the revocation of the licenses of our financial advisors, censures, fines or a temporary suspension or permanent bar from conducting business. Any of those events could have a material adverse effect on our business, financial condition and prospects.

The majority of our affiliated financial advisors are independent contractors. Legislative or regulatory action that redefines the criteria for determining whether a person is an employee or an independent contractor could materially impact our relationships with our advisors and our business, resulting in an adverse effect on our results of operations.

We are subject to financial holding company regulatory reporting requirements including the maintenance of certain risk-based regulatory capital levels that could impact various capital allocation decisions of one or more of our businesses. However, due to our strong current capital position, we do not anticipate that these capital level requirements will have any negative impact on our future business activities. See the section entitled “Business - Regulation” of Item 1 in this report for additional information.

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

The SEC has proposed certain measures that would establish a new framework to replace the requirements of Rule 12b-1 under the Investment Company Act of 1940, with respect to how mutual funds pay fees to cover the costs of selling and marketing their shares.  The staff of the Office of Compliance, Inspections and Examinations has indicated that it is reviewing use of fund assets to pay for fees to sub-transfer agents and sub-administrators for services that may be deemed to be distribution-related. Any adoption of such measures would be phased in over a number of years.  As these measures are neither final nor undergoing implementation throughout the financial services industry, the impact of changes such as those currently proposed cannot be predicted at this time.  As this regulatory trend continues, it could adversely affect our operations and, in turn, our financial results.

Asset management businesses have experienced a number of highly publicized regulatory inquiries which have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisors and broker-dealers. Some of our wholly owned subsidiaries are registered as an investment advisor with the SEC and the regulatory scrutiny and rulemaking initiatives may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. It is impossible

Index

to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business. Pursuant to the Dodd-Frank Act, the SEC was charged with considering whether broker-dealers should be subject to a standard of care similar to the fiduciary standard applicable to registered investment advisors. It is not clear whether the SEC will determine that a heightened standard of conduct should be applicable to broker-dealers; however, any such standard, if mandated, would likely require us to review our product and service offerings and result in changes to these, and require that we incur additional regulatory costs in order to ensure compliance.

In addition, in recent years, the U.S. and other governments have taken actions, and may continue to take further actions, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries and in particular our investment management business. For example, several states and municipalities in the United States have recently adopted “pay-to-play” rules, which could limit our ability to charge advisory fees, and could therefore affect the profitability of that portion of our business. In addition, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, is periodically reexamined and may in the future be limited or modified. Although a substantial portion of the research relied on by our investment management business in the investment decision making process is generated internally by our investment analysts, external research, including external research paid for with soft dollars, is important to the process. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third party provided databases and research services. If the use of soft dollars is limited, we may have to bear some of these costs. Furthermore, new regulations regarding the management of hedge funds and the use of certain investment products may impact our investment management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund businesses or other businesses, and changes to the laws, rules and regulations in the U.S. related to the over-the-counter swaps and derivatives markets require additional registration, recordkeeping and reporting obligations.

See the section entitled “Business - Regulation” within Item 1 in this report for additional information regarding our regulatory environment and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report regarding our approaches to managing regulatory risk. Regulatory actions brought against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could have a material adverse effect on our business, financial condition or results of operations.

RJ Bank is subject to the CRA and fair lending laws, and failure to comply with these laws could lead to penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies, including the CFPB, are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity, and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

The RJF headquarters is located on approximately 55 acres of land within the Carillon Office Park in St. Petersburg, Florida. The RJF headquarters complex currently includes four main buildings which encompass a total of approximately 878,000 square feet of office space, the RJ Bank building which is a 44,000 square foot two-story building, and two five-story parking garages. At this St. Petersburg, Florida location, we also have the rights necessary to add approximately 490,000 square feet of new office space. We also utilize 30,000 square feet of leased warehouse space near the headquarters complex.  During fiscal year 2011, we entered into an agreement to purchase approximately 65 acres of land located in Pasco County, Florida. As of September 30, 2014, the completion of this purchase transaction is subject to the satisfactory resolution of certain permitting matters.  We conduct certain operations from our 85,000 square-foot office building located on 13 acres of land we own in Southfield, Michigan, and we operate a 40,000 square foot information technology data center on land we own in the Denver, Colorado area. We also conduct certain operations in approximately 237,000 square feet of leased office space in the 21-story Raymond James Tower located in downtown Memphis, Tennessee.

RJ Ltd. leases premises for its main offices in Vancouver, Calgary and Toronto and for branch offices throughout Canada. These leases have various expiration dates through 2026. RJ Ltd. does not own any land or buildings.

Index

We conduct branch office operations in various locations throughout the U.S. and in certain foreign countries. With the exception of a company-owned RJ&A branch office building in Crystal River, Florida, and certain interests in real estate holdings held under Morgan Properties, LLC which are insignificant in the aggregate, RJ&A branches are leased from third parties under leases that contain various expiration dates through 2024.

See Note 21 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on our lease commitments.

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

Certain of the Morgan Keegan entities, along with Regions, have been named in class-action lawsuits filed in federal and state courts on behalf of shareholders of Regions and investors who purchased shares of certain mutual funds in the Regions Morgan Keegan Fund complex (the “Regions Funds”). The Regions Funds were formerly managed by Morgan Asset Management (“MAM”), an entity which was at one time a subsidiary of one of the Morgan Keegan affiliates, but an entity which was not part of our Morgan Keegan acquisition (see information regarding the Morgan Keegan acquisition in Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K). The complaints contain various allegations, including claims that the Regions Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the funds. In August 2013, the United States District Court for the Western District of Tennessee approved the settlement of the class action and the derivative action regarding the closed end funds for $62 million and $6 million, respectively. No class has been certified. Certain of the shareholders in the funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class action lawsuits.

The states of Missouri and Texas are investigating alleged securities law violations by MK & Co. in the underwriting and sale of certain municipal bonds. An enforcement action was brought by the Missouri Secretary of State in April 2013, seeking monetary penalties and other relief. In November 2013, the state dismissed this enforcement action and refiled the same claims as a civil action in the Circuit Court for Boone County, Missouri. Civil actions were brought by certain investors of the bonds beginning in March 2012, seeking a return of their investment and unspecified compensatory and punitive damages. A punitive class action was brought on behalf of purchasers of the bonds on September 4, 2012, seeking unspecified compensatory and punitive damages. This action was certified as a class action representing all purchasers of the bonds between July 23, 2010 and September 30, 2011. These actions are in various stages of litigation.

Prior to the Closing Date, Morgan Keegan was involved in other litigation arising in the normal course of its business. On all such matters, RJF is subject to indemnification from Regions pursuant to the terms of the stock purchase agreement.

Index

Indemnification from Regions

As more fully described in Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K, the SPA provides that Regions will indemnify RJF for losses incurred in connection with any legal proceedings pending as of the closing date or commenced after the closing date related to pre-closing matters. All of the pre-Closing Date Morgan Keegan matters described above are subject to such indemnification provisions. See Note 21 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding Morgan Keegan’s pre-Closing Date legal matter contingencies.

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

See Note 21 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding legal matter contingencies.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “RJF.” At November 19, 2014, there were approximately 21,000 holders of our common stock. Our transfer agent is Computershare Inc. whose address is P.O. Box 30170, College Station, TX 77842-3170.

The following table sets forth for the periods indicated the high and low trades for our common stock:

	Fiscal year
	2014		2013
	High	Low	High	Low
First quarter	$52.47	$40.01	$39.99	$36.26
Second quarter	$56.31	$48.13	$48.22	$39.23
Third quarter	$56.32	$47.49	$46.73	$39.31
Fourth quarter	$56.61	$48.91	$45.55	$41.11

Cash dividends per share of common stock paid during the quarter are reflected below. The dividends were declared during the quarter preceding their payment.

	Fiscal year
	2014	2013
First quarter	$0.14	$0.13
Second quarter	$0.16	$0.14
Third quarter	$0.16	$0.14
Fourth quarter	$0.16	$0.14

On August 20, 2014, our Board of Directors declared a quarterly dividend of $0.16 in cash per share of common stock which was paid on October 15, 2014. Additionally, on November 20, 2014, our Board of Directors declared a quarterly dividend of $0.18 in cash per share of common stock, to be paid January 15, 2015 to shareholders of record on January 2, 2015.

See Note 26 of the Notes to Consolidated Financial Statements in this Form 10-K for information regarding our intentions for paying cash dividends and the related capital restrictions.

Index

The following table presents information on our purchases of our own stock, on a monthly basis, for the twelve month period ended September 30, 2014:

	Number of shares purchased (1)	Average price per share
October 1, 2013 – October 31, 2013	11,890	$43.16
November 1, 2013 – November 30, 2013	68,503	48.38
December 1, 2013 – December 31, 2013	24,774	48.48
First quarter	105,167	$47.82

January 1, 2014 – January 31, 2014	1,427	$52.18
February 1, 2014 – February 28, 2014	16,423	52.06
March 1, 2014 – March 31, 2014	2,631	51.39
Second quarter	20,481	$51.98

April 1, 2014 – April 30, 2014	8,602	$55.31
May 1, 2014 – May 31, 2014	22,160	49.32
June 1, 2014 – June 30, 2014	277	49.71
Third quarter	31,039	$50.98

July 1, 2014 – July 31, 2014	273	$50.54
August 1, 2014 – August 31, 2014	8,505	54.60
September 1, 2014 – September 30, 2014	4,150	54.82
Fourth quarter	12,928	$54.58
Fiscal year total	169,615	$49.41

(1)	We purchase our own stock in conjunction with a number of activities, each of which are described below.

We do not have a formal stock repurchase plan. As of September 30, 2014, there is $49.4 million remaining on the current authorization of our Board of Directors for open market share repurchases (the “Share Repurchase Authorization”). Under the Share Repurchase Authorization, our Board of Directors has authorized specific dollar amounts for repurchases of our own stock at the discretion of our Board’s Securities Repurchase Committee. The decision to repurchase securities is subject to cash availability and other factors. Historically we have considered such purchases when the price of our stock approaches 1.5 times book value.  We did not purchase any shares under the Share Repurchase Authorization during the year ended September 30, 2014.

Share purchases for the trust fund that was established and funded to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiaries (see Note 2 and Note 11 of the Notes to Consolidated Financial Statements in this Form 10-K for more information on this trust fund) amounted to 17,668 shares for a total of $850 thousand, for the fiscal year ended September 30, 2014. These share purchases are not subject to the Share Repurchase Authorization.

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  During the fiscal year ended September 30, 2014, there were 151,947 shares surrendered to us by employees for a total of $7.5 million as payment for option exercises or withholding taxes. These share purchases are not subject to the Share Repurchase Authorization.

Index

Item 6.	SELECTED FINANCIAL DATA

	Year ended September 30,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Operating results:
Total revenues	$4,965,460	$4,595,798	$3,897,900	$3,399,886	$2,979,516
Net revenues	$4,861,369	$4,485,427	$3,806,531	$3,334,056	$2,916,665
Net income attributable to RJF	$480,248	$367,154	$295,869	$278,353	$228,283
Net income per share - basic	$3.41	$2.64	$2.22	$2.20	$1.83
Net income per share - diluted	$3.32	$2.58	$2.20	$2.19	$1.83
Weighted-average common shares outstanding - basic	139,935	137,732	130,806	122,448	119,335
Weighted-average common and common equivalent shares outstanding - diluted	143,589	140,541	131,791	122,836	119,592
Cash dividends per common share - declared	$0.64	$0.56	$0.52	$0.52	$0.44
Financial condition:
Total assets	$23,325,652	$23,186,122	$21,160,265	$18,006,995	$17,883,081	(1)
Long-term obligations:
Non-current portion of other borrowings (2)	$500,216	$5,000	$—	$—	$—
Non-current portion of loans payable of consolidated variable interest entities (3)	$25,928	$43,877	$62,938	$78,650	$63,660
Non-current portion of corporate debt	$1,186,750	$1,190,978	$1,322,576	$602,127	$352,709
Total long-term debt	$1,712,894	$1,239,855	$1,385,514	$680,777	$416,369
Equity attributable to Raymond James Financial, Inc.	$4,141,236	$3,662,924	$3,268,940	$2,587,619	$2,302,816
Shares outstanding (4)	140,836	138,750	136,076	123,273	121,041
Book value per share at end of year	$29.40	$26.40	$24.02	$20.99	$19.03
Tangible book value per share at end of year (a non-GAAP measure) (5)	$26.98	$23.86	$21.42	$20.45	$18.49

(1)
Total assets at September 30, 2010 include $3.1 billion in qualifying assets, offset by $2.4 billion in overnight borrowings and $700 million in additional RJBDP deposits to meet point-in-time regulatory balance sheet composition requirements related to RJ Bank’s qualifying as a thrift institution at such time.

(2)	At September 30, 2014, the outstanding balance is primarily comprised of RJ Bank’s borrowings from the Federal Home Loan Bank (“FHLB”).

(3)	Loans payable of consolidated variable interest entities (“VIE”) are non-recourse to us.

(4)	Excludes non-vested shares.

(5)
This non-GAAP measure is computed by dividing shareholders’ equity, less goodwill and other identifiable intangible assets, net of their related deferred tax balances (which are $13 million, $9 million, $8 million and $6 million as of September 30, 2014, 2013, 2012 and 2011 respectively), by the number of shares outstanding. Management believes tangible book value per share is a measure that is useful to assess capital strength and that the GAAP and non-GAAP measures should be considered together.

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

Year ended September 30, 2014 compared with the year ended September 30, 2013

For the fifth consecutive year, we achieved record net revenues of $4.9 billion, a $376 million or 8%, increase compared to the prior year. The increase generated by our on-going operations is even greater than that amount after factoring in the $74 million of revenue reflected in the prior year that was associated with a private equity investment we sold last year. All four operating segments achieved record levels of net revenues, the fifth straight year for our Private Client Group and Capital Markets segments. Total client assets under administration increased to $475 billion at September 30, 2014, a 12% increase over the prior year level.

We also achieved a record level of net income, to $480 million, an increase of $113 million, or 31%, compared to the prior year. Three of our four operating segments achieved record levels of profitability. Fully diluted earnings per share of $3.32, increased $0.74, or 29%, over the prior year amount. After excluding the acquisition related and other one-time expenses we incurred in the prior year, our adjusted net income increased $61 million, or 15%, compared to the prior year period (a non-GAAP measure).(1) The increase in net income over the prior year level is even more significant given that the prior year net income included $14 million (after the attribution to noncontrolling interests) arising from our indirect investment in Albion Medical Holdings, Inc. (“Albion”), a private equity holding which was sold during the prior year.

Non-interest expenses increased $254 million, or 7%, compared to the prior year. The increase is primarily due to the increase in compensation, commissions and benefits expenses which were partially offset by the decrease in acquisition related expenses. Acquisition and integration related expenses in fiscal year 2014 are no longer material for separate reporting since our integration of Morgan Keegan was substantially complete as of September 30, 2013. The combination of increasing net revenues and overall expense control in fiscal year 2014 helped us achieve a 15.4% pre-tax margin on net revenues.

A summary of the most significant items impacting our financial results as compared to the prior year are as follows:

•
Our Private Client Group segment generated record net revenues of $3.3 billion, a 12% increase, while pre-tax income increased $100 million, or 43%, to a record $330 million. The increase in revenues is primarily attributable to increased securities commissions and fee revenues, predominately arising from fee-based accounts, as well as an increase in mutual fund and annuity service fee revenues. Commission expenses increased in proportion to the increase in corresponding commission revenues while all other components of non-interest expense increased by only 1%. Client assets under administration of the Private Client Group increased 12% over the prior year level, to $450.6 billion at September 30, 2014. Net inflows of client assets have been positively impacted by successful recruiting of financial advisors, among other favorable factors.

(1)	Refer to the discussion and reconciliation of the GAAP results to the non-GAAP results in the “Reconciliation of the GAAP results to the non-GAAP measures” section of this MD&A.

Index

•
The Capital Markets segment generated record net revenues of $966 million, a 3% increase, while pre-tax income increased $28 million, or 28%, to a record $131 million. Increases in trading profits, merger and acquisition fee revenues, equity underwriting fee revenues and institutional sales commissions on equity products more than offset a decline in institutional sales commissions on fixed income products. The decline in institutional fixed income commission revenues results from challenging fixed income market conditions during the fiscal year due to economic uncertainty, historically low interest rates, relatively low volatility of benchmark interest rates, and decreased customer trading volumes.

•
Our Asset Management segment generated record net revenues of $370 million, a 26% increase, while pre-tax income increased $32 million, or 33%, to a record $128 million. Financial assets under management increased 15% from the prior year, to $64.6 billion as of September 30, 2014. Both strong net inflows of client assets and market appreciation contributed to the increase. We also earned nearly $10 million in performance fees in the current year (compared to nearly $2 million in the prior year) as a result of positive net performance from certain of our managed funds (a portion of which are attributable to noncontrolling interests), which contributed to the increase in revenues and pre-tax income.

•
RJ Bank generated record net revenues of $352 million, a 1% increase, while pre-tax income decreased $25 million, or 9%, to $243 million. Net interest income increased due to growth in average loans outstanding, offset in large part by a lower net interest margin. The provision for loan losses increased primarily as the result of significant loan portfolio growth, partially offset by decreases resulting from improved credit characteristics of the loan portfolio reflecting the positive impact from improved economic conditions. Non-interest expenses (excluding the provision for loan losses) increased $19 million.

•
Activities in our Other segment resulted in a pre-tax loss that is $48 million less than the prior year. Our non-interest expenses decreased substantially as we are no longer incurring acquisition and integration related costs since our integration of Morgan Keegan was substantially complete as of September 30, 2013. In addition, the prior year included significant revenues and pre-tax income associated with our indirect investment in Albion, which was sold in April 2013, thus having a significant impact on comparisons to the prior year.

•
Our fiscal year 2014 effective tax rate is 35.8%, up from the 34.9% in fiscal year 2013. Our fiscal year 2013 effective tax rate included a nonrecurring tax benefit resulting from a change in management’s repatriation strategy of certain foreign earnings. Both years included significant non-taxable gains in the value of our company-owned life insurance portfolio.

The regulatory environment in which we operate our businesses continues to produce changes that result from new rules and additional regulations that could impact our businesses in the future. That being the case, our current view of the potential impact to us of future regulations remains substantially unchanged by the regulatory activities that occurred during the year. Based on our continuing review of the Dodd-Frank Act, and because of the nature of our businesses and our business practices, we presently do not expect the legislation to have a significant direct impact on our operations as a whole. However, because some of the implementing regulations either have yet to be adopted, have yet to become effective, or are under further analysis by various regulatory agencies, the specific impact on some of our businesses remains uncertain.

Index

Year ended September 30, 2013 compared with the year ended September 30, 2012

We achieved record net revenues of $4.5 billion in fiscal year 2013, a $679 million, or 18%, increase compared to the prior year. All four operating segments achieved record net revenues and pre-tax earnings. Revenues were higher in fiscal year 2013 in part because the results include twelve months of Morgan Keegan operations as compared to six months in fiscal year 2012. In addition, fiscal year 2013 net revenues include a $65 million gain on a proprietary capital investment (a $22.7 million impact to RJF net revenues after noncontrolling interests), which further elevated our revenues.

Our pre-tax income increased $93 million in fiscal year 2013, or 20%, compared to the prior year, to $564 million.  Excluding the acquisition related expenses primarily resulting from the Morgan Keegan acquisition, in fiscal year 2013 we generated adjusted pre-tax income of $644 million (a non-GAAP measure)(1), a 21% increase over the prior year. Earnings per share in fiscal year 2013 increased 17% over the prior year, to $2.58 per share. Excluding the acquisition related expenses mentioned above, fiscal year 2013 adjusted earnings per share (a non-GAAP measure)(1) increased 18%, to $2.95 per share.

All of our operating segments performed well during fiscal year 2013, as each achieved record levels of pre-tax income. Total client assets under administration were a record $425.4 billion at September 30, 2013, a 10% increase over the prior year level. Non-interest expenses in fiscal year 2013 increased $553 million, or 17%, primarily as a result of the inclusion of a full year of expenses from legacy Morgan Keegan businesses. Increases in compensation related expenses, information technology expenses, and acquisition related expenses were partially offset by a decrease in the bank loan loss provision.

Significant milestones achieved in fiscal year 2013 include the mid-February 2013 transfer of all of the Morgan Keegan financial advisors and client accounts from the Morgan Keegan platform to the RJ&A platform. Following that conversion and allowing time for the former Morgan Keegan financial advisors to become proficient in the use of the RJ&A platform, in the June 2013 quarter we implemented staff reductions. These reductions occurred mainly within our information technology groups where there was significant overlap in historic Morgan Keegan and RJ&A support staffing that we had elected to maintain through the platform conversion date in order to ensure the continued high levels of service to financial advisors and clients while we operated on two different platforms. Retention levels remain very high for the legacy Morgan Keegan financial advisors. The Morgan Keegan Capital Markets businesses were also integrated (primarily fixed income and public finance investment banking) during fiscal year 2013, and further staff reductions were made. Given these accomplishments, as of September 30, 2013 our various Morgan Keegan integration initiatives have been substantially and successfully completed.

A summary of the most significant items impacting our financial results in fiscal year 2013 compared to the prior year, in addition to the impact of twelve months of Morgan Keegan operations in fiscal year 2013 compared to six months in the prior year, are as follows:

•
Our Private Client Group segment generated net revenues of $2.9 billion in fiscal year 2013, an 18% increase, while pre-tax income increased 7% to $230 million.  The increase in revenues is primarily attributable to increased securities commissions and fee revenues, predominately arising from fee-based accounts. Pre-tax income in fiscal year 2013 was negatively impacted by an increase in commission expenses (driven primarily by the increase in corresponding commission revenues) as well as an increase in communication and information processing expense. Client assets under administration of the Private Client Group increased 9% over the prior year, to $402.6 billion at September 30, 2013.

•
The Capital Markets segment generated net revenues of $938 million in fiscal year 2013, a 15% increase, while pre-tax income increased 35% to $102 million. We experienced significant increases in institutional fixed income commission revenues, merger and acquisition fees, and fixed income investment banking revenues. Equity capital markets commission levels increased as a result of improved equity market conditions. Results from our equity capital markets investment banking business were uneven throughout fiscal year 2013, characterized by intermittent periods of significant activity, and ending the year with strong results. Our fixed income operations improved overall, but were negatively impacted during times of adverse fixed income market conditions. These adverse conditions resulted from medium and longer term interest rate volatility, which negatively impacted our trading results.

•
Our Asset Management segment generated revenues of $293 million in fiscal year 2013, a 23% increase, while pre-tax income increased 43% to $96 million.  Assets under management in managed programs increased 31% to a record $56 billion as of September 30, 2013.  Strong net inflows of client assets in managed programs, including from legacy MK & Co. branches, market appreciation, and our acquisition of an interest in ClariVest, contributed to the increase.

(1)	Refer to the discussion and reconciliation of the GAAP results to the non-GAAP results in the “Reconciliation of the GAAP results to the non-GAAP measures” section of this MD&A.

Index

•
RJ Bank generated $268 million in pre-tax income in fiscal year 2013, an 11% increase over the prior year.  The increase resulted primarily from the significant decrease in the loan loss provision expense and an increase in net interest income. The decrease in the loan loss provision expense resulted from an improved credit environment, the favorable resolution of certain problem loans, and a significant reduction in residential mortgage delinquent loans. The increase in net interest income was primarily the result of an increase in average loans outstanding.

•
In our non-operating Other segment, our fiscal year 2013 results reflect a $6 million increase in our pre-tax loss. This segment includes certain corporate expenses, our principal capital and our private equity activities. Our results were favorably impacted by the sale of our indirect investment in Albion in April, 2013. The Albion investment generated an increase of $18 million in pre-tax income (net of noncontrolling interests). We also experienced other less significant increases on other investments in our private equity portfolio. Those increases were more than offset by additional acquisition and integration related costs incurred from the Morgan Keegan acquisition, and a full year’s interest expense associated with debt financings executed in March 2012 to finance a portion of the acquisition.

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

Index

Segments

The following table presents our consolidated and segment gross revenues, net revenues and pre-tax income (loss), the latter excluding noncontrolling interests, for the years indicated:

	Year ended September 30,
	2014	2013	% change	2012	% change
	(in thousands)
Total company
Revenues	$4,965,460	$4,595,798	8%	$3,897,900	18%
Net revenues	4,861,369	4,485,427	8%	3,806,531	18%
Pre-tax income excluding noncontrolling interests	748,045	564,187	33%	471,525	20%

Private Client Group
Revenues	3,276,566	2,930,603	12%	2,484,670	18%
Net revenues	3,266,946	2,918,978	12%	2,473,631	18%
Pre-tax income	330,278	230,315	43%	215,091	7%

Capital Markets
Revenues	981,572	955,955	3%	828,435	15%
Net revenues	966,152	937,886	3%	812,146	15%
Pre-tax income	130,565	102,171	28%	75,755	35%

Asset Management
Revenues	369,690	292,817	26%	237,224	23%
Net revenues	369,666	292,809	26%	237,137	23%
Pre-tax income	128,286	96,300	33%	67,241	43%

RJ Bank
Revenues	360,317	356,130	1%	345,693	3%
Net revenues	351,770	346,906	1%	336,034	3%
Pre-tax income	242,834	267,714	(9)%	240,158	11%

Other
Revenues	42,203	126,401	(67)%	58,412	116%
Net revenues	(35,253)	45,923	(177)%	(3,937)	NM
Pre-tax loss	(83,918)	(132,313)	37%	(126,720)	(4)%

Intersegment eliminations
Revenues	(64,888)	(66,108)		(56,534)
Net revenues	(57,912)	(57,075)		(48,480)

Reconciliation of the GAAP results to the non-GAAP measures

We believe that the non-GAAP measures provide useful information by excluding material items that may not be indicative of our core operating results and that the GAAP and the non-GAAP measures should be considered together. There are no non-GAAP adjustments in the year ended September 30, 2014, as we no longer separately report acquisition and integration related costs since our integration of Morgan Keegan was substantially complete as of September 30, 2013. The non-GAAP adjustments for the prior year periods presented are comprised of the one-time acquisition and integration costs incurred (primarily associated with the Morgan Keegan acquisition) and other non-recurring expenses, net of applicable taxes. Refer to the footnotes to the following table for further explanation of each non-recurring item.

Index

The following table provides a reconciliation of the GAAP basis to the non-GAAP measures:

	Year ended September 30,
	2013	2012
	($ in thousands, except per share amounts)
Net income attributable to RJF, Inc. - GAAP basis	$367,154	$295,869
Non-GAAP adjustments:
Acquisition related expenses (1)	73,454	59,284
RJF’s share of RJES goodwill impairment expense (2)	4,564	—
RJES restructuring expense (3)	1,902	—
Interest expense (4)	—	1,738
Pre-tax non-GAAP adjustments	79,920	61,022
Tax effect of non-GAAP adjustments (5)	(27,908)	(22,731)
Adjusted net income attributable to RJF, Inc. - Non-GAAP basis	$419,166	$334,160
Non-GAAP adjustments to common shares outstanding:
Effect of the February 2012 share issuance on weighted average common shares outstanding (6)	—	(1,396)
Non-GAAP earnings per common share:
Non-GAAP basic	$3.01	$2.53
Non-GAAP diluted	$2.95	$2.51
Average equity - GAAP basis (7)	$3,465,323	$3,037,789
Average equity - non-GAAP basis (8)	$3,483,531	$3,027,259
Return on equity	10.6%	9.7%
Return on equity - non-GAAP basis (9)	12.0%	11.0%

(1)	The non-GAAP adjustment adds back to pre-tax income one-time acquisition and integration expenses associated with acquisitions that were incurred during each respective fiscal year.

(2)	The non-GAAP adjustment adds back to pre-tax income RJF’s share of the total goodwill impairment expense associated with our RJES reporting unit.

(3)	The non-GAAP adjustment adds back to pre-tax income restructuring expenses associated with our RJES operations.

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

(7)	Computed by adding the total equity attributable to RJF, Inc. as of each quarter-end date during the indicated fiscal year, plus the beginning of the year total, divided by five.

(8)	The calculation of non-GAAP average equity includes the impact on equity of the non-GAAP adjustments described in the table above, as applicable for each respective year.

(9)
Computed by utilizing the adjusted net income attributable to RJF, Inc.-non-GAAP basis and the average equity-non-GAAP basis, for each respective year. See footnotes (7) and (8) above for the calculation of average equity-non-GAAP basis.

Index

Net interest analysis

We have certain assets and liabilities, not only held in our RJ Bank segment but also held in our PCG, Capital Markets and Other segments, which are subject to changes in interest rates; these changes in interest rates have an impact on our overall financial performance. Given the relationship of our interest sensitive assets to liabilities held in each of these segments, an increase in short-term interest rates would result in an overall increase in our net earnings (we currently have more assets than liabilities with a yield that would be affected by a change in short-term interest rates).  A gradual increase in short-term interest rates would have the most significant favorable impact on our PCG and RJ Bank segments (refer to the table in Item 7a - Interest Rate Risk in this report, which presents an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates using the asset/liability model applied by RJ Bank).

Based upon our latest analysis performed as of September 30, 2014, we estimate that a 100 basis point instantaneous rise in short-term interest rates would result in an increase in our pre-tax income of approximately $150 million over a twelve month period. Approximately half of such an increase would be reflected in account and service fee revenues (resulting from an increase in the fees generated in lieu of interest income from our multi-bank sweep program with unaffiliated banks and the discontinuance of money market fee waivers) which are reported in the PCG segment, and the remaining portion of the increase would be reflected in net interest income reported primarily in our PCG and RJ Bank segments. This estimate is based on static balances as of September 30, 2014 and a conservative assumption related to interest credited to our clients on their cash balances in such an interest rate environment. The actual amount of any increase we would realize in the future will ultimately be based on a number of factors including, but not limited to, the actual change in balances, the rapidity and magnitude of the increase in interest rates, the competitive landscape at such time, and the returns on comparable investments which will factor into the interest rates we pay on client cash balances. The vast majority of any incremental benefit to pre-tax income from a rise in short-term interest rates would be expected to arise from the first 100 basis point increase, as we presume that a significant portion of any further incremental increase in short-term interest rates would be passed along to clients, and thus such additional interest revenues and interest sensitive fees would be offset by increases of similar amounts in our interest expense.

Index

The following table presents our consolidated average interest-earning asset and liability balances, interest income and expense balances, and the average yield/cost, for the years indicated:

	Year ended September 30,
	2014			2013			2012
	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,764,305	$68,454	3.88%	$1,775,251	$60,931	3.43%	$1,695,197	$60,104	3.55%
Assets segregated pursuant to regulations and other segregated assets	2,783,598	15,441	0.55%	3,554,917	17,251	0.49%	3,236,290	16,050	0.50%
Bank loans, net of unearned income (2)	10,048,719	343,942	3.39%	8,605,013	335,964	3.90%	7,501,832	319,211	4.26%
Available for sale securities	648,515	6,560	1.01%	739,976	8,005	1.08%	659,053	9,076	1.38%
Trading instruments(3)	630,295	17,883	2.84%	742,991	20,089	2.70%	764,365	20,977	2.74%
Stock loan	423,466	8,731	2.06%	349,285	8,271	2.37%	577,879	9,110	1.58%
Loans to financial advisors (3)	413,600	6,427	1.55%	421,645	6,510	1.54%	342,858	4,797	1.40%
Corporate cash and all other (3)	2,113,313	13,448	0.64%	3,076,912	16,578	0.54%	2,415,466	13,933	0.58%
Total	$18,825,811	$480,886	2.55%	$19,265,990	$473,599	2.46%	$17,192,940	$453,258	2.64%

Interest-bearing liabilities:
Brokerage client liabilities	$3,967,811	1,269	0.03%	$4,866,091	$2,049	0.04%	$4,258,197	$2,213	0.05%
Bank deposits (2)	10,119,433	7,959	0.09%	9,133,260	9,032	0.10%	8,032,768	9,484	0.12%
Trading instruments sold but not yet purchased (3)	243,737	4,327	1.78%	241,334	3,595	1.49%	173,458	2,437	1.40%
Stock borrow	114,404	2,869	2.51%	125,507	2,158	1.72%	163,262	1,976	1.21%
Borrowed funds	259,568	3,939	1.52%	361,317	4,724	1.31%	314,975	5,915	1.88%
Senior notes	1,148,947	76,038	6.62%	1,148,759	76,113	6.63%	877,066	58,523	6.67%
Loans payable of consolidated variable interest entities (3)	51,518	2,900	5.63%	70,325	3,959	5.63%	88,762	5,032	5.67%
Other (3)	319,328	4,790	1.50%	336,226	8,741	2.60%	282,359	5,789	2.05%
Total	$16,224,746	$104,091	0.64%	$16,282,819	$110,371	0.68%	$14,190,847	$91,369	0.64%
Net interest income		$376,795			$363,228			$361,889

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

Index

Year ended September 30, 2014 compared with the year ended September 30, 2013 – Net Interest Analysis

Net interest income increased $14 million, or 4%, compared to the prior year. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

Net interest income in the PCG segment increased $4 million, or 5%, primarily resulting from the increase in margin interest rates we implemented as of October 1, 2013, offset by a slight decrease in average client margin balances outstanding.

The RJ Bank segment’s net interest income increased $8 million, or 2%, primarily as a result of an increase in loans outstanding offset by a decrease in net interest margin.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Interest income earned on the available for sale securities portfolio decreased $1 million, or 18%, from the prior year due to lower investment balances primarily resulting from sales and redemptions within the portfolio, and a slight decrease in yields (see Note 7 of our Notes to Consolidated Financial Statements in this Form 10-K for additional information on our available for sale securities).

Interest income earned on our trading instruments decreased $2 million, or 11%, compared to the prior year due to lower average trading security inventory levels (see Note 6 of our Notes to Consolidated Financial Statements in this Form 10-K for additional information on our trading instruments).

Year ended September 30, 2013 compared with the year ended September 30, 2012 – Net Interest Analysis

Net interest income was relatively unchanged in fiscal year 2013 as compared to the prior year level. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

Net interest income in the PCG segment was also relatively unchanged in fiscal year 2013 as compared to the prior year. In the historically low rate interest environment that existed during fiscal year 2013, we earned a historically low interest spread on client cash balances, thus we experienced only a nominal favorable impact on our net interest revenues despite increases in client balances outstanding.

RJ Bank’s net interest income in fiscal year 2013 increased $17 million, or 5%, primarily as a result of an increase in average loans outstanding, partially offset by a decrease in net interest margin.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Interest income earned on our available for sale securities portfolio in fiscal year 2013 decreased from the prior year due to significantly lower yields on the portfolio which more than offset the increase resulting from higher investment balances. The average balance of the portfolio increased primarily as a result of the ARS we acquired halfway through the prior year as a part of the Morgan Keegan acquisition. Given the significantly lower yields from these securities, the weighted-average yield on the total available for sale securities portfolio declined.

Interest expense on our senior notes in fiscal year 2013 increased approximately $18 million over the prior year.  The increase primarily results from our March 2012 issuances of $350 million 6.9% senior notes and $250 million 5.625% senior notes. Both of the March 2012 debt offerings were part of our acquisition financing activities and other transactions associated with the Morgan Keegan acquisition.

Index

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the years indicated:

	Year ended September 30,
	2014	% change	2013	% change	2012
	($ in thousands)
Revenues:
Securities commissions and fees:
Equities	$297,535	3%	$289,395	10%	$263,578
Fixed income products	78,082	(21)%	98,994	18%	83,698
Mutual funds	678,577	9%	621,459	21%	514,146
Fee-based accounts	1,261,267	24%	1,016,340	26%	808,361
Insurance and annuity products	354,629	5%	338,666	12%	303,628
New issue sales credits	88,341	(3)%	90,747	10%	82,811
Sub-total securities commissions and fees	2,758,431	12%	2,455,601	19%	2,056,222
Interest	99,147	2%	96,926	1%	95,866
Account and service fees:
Client account and service fees	162,057	—	162,283	9%	148,873
Mutual fund and annuity service fees	212,342	26%	168,055	23%	136,514
Client transaction fees	17,124	1%	16,932	(21)%	21,547
Correspondent clearing fees	3,022	(1)%	3,059	9%	2,812
Account and service fees – all other	293	4%	282	29%	219
Sub-total account and service fees	394,838	13%	350,611	13%	309,965
Other	24,150	(12)%	27,465	21%	22,617
Total revenues	3,276,566	12%	2,930,603	18%	2,484,670

Interest expense	(9,620)	(17)%	(11,625)	5%	(11,039)
Net revenues	3,266,946	12%	2,918,978	18%	2,473,631

Non-interest expenses:
Sales commissions	2,002,831	13%	1,765,933	18%	1,491,286
Admin & incentive compensation and benefit costs	490,453	2%	481,253	14%	420,553
Communications and information processing	153,076	(6)%	163,125	43%	113,931
Occupancy and equipment	118,503	4%	113,573	19%	95,551
Business development	80,950	23%	65,679	—	65,505
Clearance and other	90,855	(8)%	99,100	38%	71,714
Total non-interest expenses	2,936,668	9%	2,688,663	19%	2,258,540
Pre-tax income	$330,278	43%	$230,315	7%	$215,091

Margin on net revenues	10.1%		7.9%		8.7%

Revenues of the PCG segment are correlated with total PCG client assets under administration, which include assets in fee-based accounts, and the overall U.S. equities markets. PCG client asset balances are as follows as of the dates indicated:

	As of September 30,
	2014	% change	2013	% change	2012
	($ in billions)
Total PCG assets under administration	$450.6	12%	$402.6	9%	$367.7
PCG assets in fee-based accounts	$167.7	20%	$139.9	21%	$115.7

Total PCG assets under administration increased 12% over September 30, 2013 primarily as a result of favorable equity markets and an increase net client inflows during fiscal year 2014. Total PCG assets in fee-based accounts increased 20% compared

Index

to September 30, 2013. Increased client assets under administration typically result in higher fee-based account revenues and mutual fund and annuity service fees. Improved equity markets not only result in increased assets under administration, but also generally lead to more client activity and therefore improved financial advisor productivity. Higher client cash balances generally lead to increased interest income and account fee revenues, depending upon the interest rates realized in our Client Interest Program and RJBDP.

The following table presents a summary of PCG financial advisors and the total number of PCG branch locations as of the periods indicated:

	Employees	Independent contractors	September 30, 2014 total	September 30, 2013 total
RJ&A	2,462	—	2,462	2,443
RJFS	—	3,329	3,329	3,275
RJ Ltd.	172	219	391	406
RJIS	—	83	83	73
Total financial advisors	2,634	3,631	6,265	6,197
Total branch locations			2,569	2,518

Year ended September 30, 2014 compared with the year ended September 30, 2013 – Private Client Group

Net revenues increased $348 million, or 12%, to a record $3.3 billion while pre-tax income increased $100 million, or 43%, to a record $330 million. PCG’s pre-tax margin on net revenues increased to 10.1% as compared to 7.9% in fiscal year 2013.

Securities commissions and fees increased $303 million, or 12%.  The increase results predominately from growth in client assets under administration. The year over year increase in client assets was driven by the equity market conditions in the U.S., which were generally improved as compared to the prior year, and increased financial advisor productivity. The most significant increases in these revenues arose from revenues earned on fee-based accounts, which increased $245 million, or 24%, and commission revenues on mutual fund products which increased $57 million, or 9% (primarily due to increases in trailing commissions on mutual fund products), partially offset by a $21 million, or 21%, decrease in commissions on fixed income products. Commission earnings on fixed income products decreased primarily due to historically low interest rates and a general lack of volatility of benchmark interest rates. Securities commissions and fee revenues generated by our Canadian operations increased 5% over the prior year.

Total account and service fee revenues increased $44 million, or 13%, over the prior year. Mutual fund and annuity service fees increased $44 million, or 26%, primarily as a result of an increase in mutual fund omnibus fees and education and marketing support (“EMS”) fees (which include no-transaction-fee (“NTF”) program revenues), all of which are paid to us by the mutual fund companies whose products we distribute.  We continue to implement changes in the data sharing arrangements with many mutual fund companies, converting from a networking to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate us for the additional reporting requirements performed by the broker-dealer under omnibus arrangements.  During fiscal year 2014, we implemented technology changes in our EMS program and standardized tiered service levels provided to many mutual fund companies, resulting in increased fees earned from EMS arrangements. In addition, effective with our mid-February 2013 platform integration, the former Morgan Keegan client mutual fund investments became eligible for our omnibus and EMS programs resulting in an increase in this fee revenue.

PCG net interest increased $4 million, or 5%, primarily resulting from an increase in margin interest rates despite a slight decrease in average margin balances. Growth in margin loans in fiscal year 2014 has been negatively impacted by the popularity of our securities based lending product offered by RJ Bank. As a result of the extremely low rate interest environment that existed during fiscal year 2014 and the related low net interest spreads earned, there was only a nominal impact on our net interest revenues resulting from changes in client cash balances. Refer to the discussion of how the pre-tax income of this segment could be favorably impacted by a 100 basis point instantaneous rise in short-term interest rates, in the net interest section of this MD&A.

Total segment revenues increased 12%. The portion of total segment revenues that we consider to be recurring is approximately 72% at September 30, 2014, as contrasted to 68% at September 30, 2013.  Recurring commission and fee revenues include asset-based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund service fees, fees earned on funds in our multi-bank sweep program, and interest.

Index

Non-interest expenses increased $248 million, or 9%, over the prior year.  Sales commission expense increased $237 million, or 13%, consistent with the 12% increase in commission and fee revenues.  Business development expenses increased $15 million, or 23%, due to increases in advertising, recruiting, incoming account transfer fee expenses, and conference costs.

Year ended September 30, 2013 compared with the year ended September 30, 2012 – Private Client Group

Net revenues in fiscal year 2013 increased $445 million, or 18%, over the prior year, while pre-tax income increased $15 million, or 7%. PCG’s pre-tax margin on net revenues decreased to 7.9% as compared to 8.7% in fiscal year 2012.

A full year of MK & Co. private client group operations are included in the fiscal year 2013 results as compared to six months in fiscal year 2012. Therefore, comparisons of our legacy private client group operations to our fiscal year 2013 operations are not meaningful. As of mid-February 2013, all of the MK & Co. financial advisors and client accounts from the MK & Co. platform were transferred to, and integrated with, the RJ&A platform.

Securities commissions and fees in fiscal year 2013 increased $399 million, or 19%.  A significant portion of this increase resulted from our acquisition of Morgan Keegan on April 2, 2012, which brought over 900 financial advisors into PCG, 863 of whom were retained through the February 2013 integration of the Morgan Keegan operations into those of RJ&A. Securities commissions and fee revenues generated by our Canadian operations increased 6% over the prior year. Despite a small decrease in the total number of PCG financial advisors at September 30, 2013 compared to September 30, 2012, the average productivity per financial advisor for the same comparable period has increased 9%. Client assets under administration of $402.6 billion in the PCG segment increased $34.9 billion, or 9%, as compared to September 30, 2012, primarily resulting from equity market appreciation in the U.S.

Client account and service fee revenues in fiscal year 2013 increased $13 million, or 9%, over the prior year. The increase primarily results from an increase in the fees we receive, in lieu of interest earnings, from our multi-bank sweep program. Balances in this program increased primarily as a result of the transfer of MK & Co. client accounts to the Raymond James program. Additional MK & Co. client accounts also resulted in an increase in service fee income, which increased as a result of the additional client account volume. In addition, we realized an increase in fees resulting from assets invested in alternative investment funds.

Mutual fund and annuity service fees in fiscal year 2013 increased $32 million, or 23%, primarily as a result of an increase in mutual fund omnibus fees, EMS fees, and NTF program revenues, all of which are paid to us by the mutual fund companies whose products we distribute.  In addition to an increase in the mutual fund assets on which these fees are generally paid, during fiscal year 2013 we implemented changes in the data sharing arrangements with many mutual fund companies, converting from a networking to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate us for the additional reporting requirements performed by the broker-dealer under omnibus arrangements.  The offsetting increased costs we have incurred to third parties to provide the additional information is included in communications and information processing expenses discussed below. Effective with our mid-February 2013 platform integration, the former Morgan Keegan client mutual fund investments became eligible for our omnibus and EMS programs, further increasing this revenue.

Partially offsetting the increases in revenues described in the preceding two paragraphs, client transaction fees in fiscal year 2013 decreased $5 million, or 21%, primarily as a result of certain mutual fund relationships converting during fiscal year 2013 to a NTF program and an April 2012 reduction in transaction fees associated with certain non-discretionary asset-based programs.  Under the mutual fund NTF program, we receive increased fees from mutual fund companies which are included within mutual fund and annuity service fee revenue described above, but our clients no longer pay us transaction fees on mutual fund trades within certain of our managed programs.

Other revenues in fiscal year 2013 increased by $5 million, or 21%, primarily as a result of spreads earned on cross-currency transactions within our Canadian operations.

Total segment revenues in fiscal year 2013 increased 18%. The portion of total segment revenues that we consider to be recurring is approximately 68% at September 30, 2013, as contrasted to the September 30, 2012 level of 64%. Recurring commission and fee revenues include asset-based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund service fees, fees earned on funds in our multi-bank sweep program, and interest. Assets in fee-based accounts as of September 30, 2013 were $139.9 billion (a majority of which is included in our asset management programs) an increase of 21% as compared to the $115.7 billion of assets in fee-based accounts at September 30, 2012.

The amount of net interest in the PCG segment in fiscal year 2013 was nearly unchanged from the prior year level. Increases in client margin balances and client cash balances outstanding over the year were nearly completely offset by further decreases

Index

in interest rates. As a result of the extremely low rate interest environment that existed during fiscal year 2013, there was only a nominal impact on our net interest revenues resulting from the client cash balance increase as the interest spread earned on client balances were at historically low levels.

Non-interest expenses in fiscal year 2013 increased $430 million, or 19%, over the prior year.  Sales commission expense increased $275 million, or 18%, consistent with the 19% increase in commission and fee revenues.  Administrative and incentive compensation expenses increased $61 million, or 14%. This increase resulted primarily from the impact of a full year of salaries and benefits expense associated with the increased support staff and information technology and operations headcount arising from the addition of the Morgan Keegan associates.

Communications and information processing expense in fiscal year 2013 increased $49 million, or 43%. Computer software development costs and other information technology related costs, which include consulting expenses, increased over $42 million as compared to the prior year as a result of various information technology enhancements to existing platforms, costs associated with operating two platforms for a portion of the year, additional reporting requirements including regulatory requirements, and expenses associated with omnibus arrangements (refer to the increase in mutual fund and annuity service fee revenue arising from these arrangements discussed above).

Occupancy and equipment expense in fiscal year 2013 increased $18 million, or 19%, primarily due to a full year’s rent and other facility related expenses associated with the increase of approximately 140 branch office locations resulting from the Morgan Keegan acquisition.

Clearance and other expenses in fiscal year 2013 increased $27 million, or 38%. These expense increases can generally be attributed to clearing and floor brokerage expenses resulting from the additional volume of client accounts and transactions arising from the Morgan Keegan acquisition, growth in our legacy operations, and the application of differing clearing charge allocation methodologies between segments than within the historic MK & Co. operations, which impacts prior year comparisons.

Index

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the years indicated:

	Year ended September 30,
	2014	% change	2013	% change	2012
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$260,934	6%	$246,588	7%	$230,080
Fixed income	246,131	(25)%	326,792	22%	266,884
Sub-total institutional sales commissions	507,065	(12)%	573,380	15%	496,964
Equity underwriting fees	100,091	14%	87,466	14%	76,446
Merger and acquisitions fees	151,000	19%	126,864	61%	78,761
Fixed income investment banking revenues	55,275	15%	48,133	30%	36,987
Tax credit funds syndication fees	34,473	40%	24,656	(22)%	31,693
Investment advisory fees	22,966	20%	19,202	52%	12,644
Net trading profit	59,701	112%	28,117	(44)%	50,426
Interest	20,746	(6)%	22,145	(3)%	22,930
Other	30,255	16%	25,992	20%	21,584
Total revenues	981,572	3%	955,955	15%	828,435

Interest expense	(15,420)	(15)%	(18,069)	11%	(16,289)
Net revenues	966,152	3%	937,886	15%	812,146

Non-interest expenses:
Sales commissions	192,774	(13)%	222,424	22%	181,809
Admin & incentive compensation and benefit costs	453,190	6%	428,215	10%	388,755
Communications and information processing	67,835	3%	65,728	13%	58,305
Occupancy and equipment	34,859	(4)%	36,435	14%	31,865
Business development	40,409	3%	39,308	3%	38,019
Losses and non-interest expenses of real estate partnerships held by consolidated VIEs	41,072	57%	26,083	27%	20,579
Impairment of goodwill associated with RJES	—	(100)%	6,933	100%	—
Clearance and all other	50,060	12%	44,774	(9)%	49,435
Total non-interest expenses	880,199	1%	869,900	13%	768,767
Income before taxes and including noncontrolling interests	85,953	26%	67,986	57%	43,379
Noncontrolling interests	(44,612)		(34,185)		(32,376)
Pre-tax income excluding noncontrolling interests	$130,565	28%	$102,171	35%	$75,755

Year ended September 30, 2014 compared with the year ended September 30, 2013 – Capital Markets

Net revenues increased $28 million, or 3%, while pre-tax income increased $28 million, or 28%.

Institutional equity sales commissions increased $14 million, or 6%, resulting from both favorable equity markets throughout the year, and an active new issue market environment at certain times during fiscal year 2014. The active new issue market resulted in a 14% increase in equity underwriting fee revenues to $100 million. Underwriting fee revenues increased in both our domestic as well as our Canadian equity capital markets operations. The sectors in which we generated the most significant amounts of underwriting fee revenues in fiscal year 2014 were real estate, financial services and energy.

Institutional fixed income sales commissions decreased $81 million, or 25%, primarily due to the challenging fixed income market conditions throughout fiscal year 2014 resulting from economic uncertainty, the continuation of historically low interest rates, periods of relatively low volatility of benchmark interest rates, and the resulting decreased customer trading volumes. Despite such conditions, trading results were solid and steady during the year, resulting in a $32 million, or 112%, improvement over the

Index

prior year, which included a quarter (the third quarter of fiscal year 2013) which was particularly negative. These trading profits are generated primarily from fixed income securities. These favorable trading results in fiscal year 2014 were achieved even as we continued to maintain relatively lower average balances of trading securities in response to the market uncertainty (refer to the table of average interest earning asset and liability balances in the net interest section of this MD&A for information on our average levels of trading instruments held during each respective year).

Merger and acquisitions and advisory fee revenues increased $24 million, or 19%, compared to the prior year. The current year includes increases in revenues in both our domestic and Canadian operations. The sectors in which we generated the most significant amounts of such fee revenues in fiscal year 2014 were technology services, healthcare, energy, financial services, technology, and general industrials.

Tax credit fund syndication fee revenues increased by $10 million, or 40%, due to a 16% increase in the volume of tax credit fund partnership interests sold during the current year and current year recognition of certain revenues that were associated with partnership interests sold in prior years which had been deferred in those years. Current year recognition of these previously deferred revenues result from the favorable resolution of certain conditions associated with the partnership interests which, once favorably resolved, result in the recognition of previously deferred revenues.

Non-interest expenses increased $10 million, or 1%, compared to the prior year. Administrative and incentive compensation and benefit expense increased $25 million, or 6%, compared to the prior year offset by a decrease in sales commission expense of $30 million, or 13%, which is directly correlated with the 12% decrease in overall institutional sales commission revenues. Incentive compensation expense increases are primarily the result of higher volumes of underwriting, mergers & acquisitions and advisory fees, investment banking and tax credit fund syndication fee revenues, as well as to a lesser extent, annual salary increases applicable to all of our operations. The prior year included goodwill impairment expense of $7 million related to our RJES operations which did not recur in the current year.

Losses of real estate partnerships held by consolidated VIEs result directly from the consolidation of certain low-income housing tax credit funds, and reflect an increase of $15 million, or 57%, over the prior year. Since we only hold an insignificant interest in these consolidated funds, nearly all of these losses are attributable to others and are therefore included in the offsetting noncontrolling interests. Refer to Note 11 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on the consolidation of VIEs.

Noncontrolling interests includes the impact of consolidating certain low-income housing tax credit funds, which impacts other revenue, interest expense, and the losses of real estate partnerships held by consolidated VIEs (as described in the preceding paragraph), and RJES for the first six months of the prior year period (thereafter, we acquired the interests previously held by others), and reflects the portion of these consolidated entities which we do not own.  Total segment expenses attributable to others increased by $10 million compared to the prior year. The increase in expenses associated with noncontrolling interests resulting from losses of real estate partnerships held by consolidated VIEs discussed above, are offset by the impact of the prior year consolidation of RJES. As a result of our April 2013 acquisition of the RJES interest previously held by others, there is no comparable noncontrolling interest impact from the consolidation of RJES in the current year.

Year ended September 30, 2013 compared with the year ended September 30, 2012 – Capital Markets

Pre-tax income in fiscal year 2013 in the Capital Markets segment increased $26 million, or 35%, over the prior year.

Certain of the Capital Markets businesses of Morgan Keegan were immediately integrated into RJ&A’s operations on the date of acquisition. Other Morgan Keegan Capital Markets businesses were integrated into RJ&A over time and were completed by mid-February 2013. A full year of Morgan Keegan equity capital markets and fixed income operations are included in fiscal year 2013 results, as compared to only six months in fiscal year 2012, impacting comparisons of our legacy capital markets results, especially fixed income operations, to fiscal year 2013 results.

Our fixed income revenues in fiscal year 2013 were significantly higher as compared to the prior year primarily due to the inclusion of a full year’s Morgan Keegan results. The combination of our former fixed income operations with Morgan Keegan’s fixed income operations results in a combined department that is approximately three times the size of our legacy fixed income business.

Net revenues in fiscal year 2013 increased by $126 million, or 15%. Total institutional sales commissions increased 15% over the prior year. Equity institutional sales commissions increased $17 million, or 7%, primarily due to improved equity market conditions. The $60 million, or 22%, increase in fixed income institutional sales commissions over the prior year is primarily due to the increased size of our fixed income operations after the Morgan Keegan acquisition and the inclusion of twelve months of

Index

the combined entities operations in the current year as compared to only six months in the prior year. Our significantly larger public finance fixed income operations as a result of the Morgan Keegan acquisition favorably impacted both our investment banking revenues and our securities commissions and fees.

The number of lead and co-managed equity underwritings, as well as merger & acquisition transactions, during fiscal year 2013 increased significantly in our U.S. operations as compared to the prior year.  In the latter part of the first quarter of our fiscal 2013, concerns related to the then pending fiscal cliff crisis had, at least in part, a favorable impact on our equity capital markets business as underwriting and merger and acquisition activity improved significantly as issuers sought to complete certain equity transactions in advance of any anticipated tax law changes. The activity levels experienced in the first quarter of fiscal year 2013 slowed considerably thereafter until a very active fourth quarter. For fiscal year 2013, the sectors in which we generated the most significant amounts of merger and acquisition fees were technology services, energy, technology, financial services, healthcare, and general industrials. Capital markets activities in our Canadian operations have remained sluggish throughout fiscal year 2013, continuing to reflect the adverse market conditions which existed throughout the prior fiscal year, particularly in the businesses in which we focus such as natural resources.

The primary contributor to our fixed income investment banking revenues in fiscal year 2013 is our public finance investment banking operations. The volume of our lead and co-managed public finance underwritings increased significantly over the prior year. This favorable comparison is in part due to the positive impact of the inclusion of the public finance operations we acquired from Morgan Keegan in our results for an entire year.

The decrease in tax credit syndication fee revenues in fiscal year 2013 results from an increase in the amount of fee revenues that have been deferred, to be recognized at later dates upon completion of certain revenue recognition criteria. The volume of tax credit fund partnership interests sold during fiscal year 2013 is slightly higher than in the prior year.

Despite our increase in fixed income trading capacity resulting from the Morgan Keegan acquisition, our trading profit results for fiscal year 2013, while positive overall, were unfavorably impacted by adverse conditions in the municipal fixed income market. This market was impacted during fiscal year 2013 by a number of factors. Municipal fixed income markets were negatively impacted during the first quarter by discussions and rumors regarding potential changes in the tax laws pertaining to limits, or caps, on the tax-exempt advantages of municipal fixed income instruments (the “fiscal cliff”). In response to these uncertainties, interest rates on municipal securities increased during December 2012, which negatively impacted our trading results. During the third quarter, the 10-year benchmark interest rate increased over 60 basis points in a very short period of time (May through June 30, 2013), resulting in very little demand for municipal fixed income securities in the market and valuation losses on municipal securities held in inventory, which negatively impacted our third quarter trading results. During the fourth quarter interest rates retreated somewhat back to their early May 2013 levels, and our trading results were strong, especially in municipal products, during that period. All of these factors, considered in conjunction with what were strong municipal fixed income trading results in the prior year, resulted in unfavorable trading profits in year-over-year comparisons.

Non-interest expenses in fiscal year 2013 increased $101 million, or 13%, over the prior year primarily driven by the inclusion of twelve months of the Morgan Keegan fixed income operations.  Sales commission expense increased $41 million, or 22%, which is correlated with the increase in overall institutional sales commission revenues of 15%, and includes the impact of the shift to a higher proportion of commissions being fixed income sales which are paid higher commissions including certain retention-related expenses implemented as part of the Morgan Keegan acquisition. Administrative and incentive compensation and benefit expense increased $39 million, or 10%, primarily driven by the significant increase in personnel from the Morgan Keegan acquisition. Communications and information processing expense increased $7 million, or 13%, as a result of new technology initiatives and a full year of Morgan Keegan expenses. Goodwill impairment expense associated with RJES of $7 million (see discussion below) and a $6 million increase in losses of real estate partnerships held by consolidated variable interest entities (discussed below) contributed to the increase in other expense. These increases are partially offset by a decrease in clearance and other expense of $5 million, or 9%. The decrease results primarily from the application of differing clearing charge allocation methodologies between the Capital Markets and the PCG segments within RJ&A as compared to the historic MK & Co. operations which favorably impact prior year comparisons (refer to the PCG results of operations herein for a discussion of an offsetting unfavorable prior year comparison within that segment).

During the second quarter of fiscal year 2013, we incurred impairment expense associated with the RJES operations of $6.9 million. However, since we did not own 100% of RJES as of March 31, 2013, $2.3 million of this expense is attributable to others and is included in the offsetting noncontrolling interests amount attributable to others. Therefore the net impact of this goodwill impairment on the pre-tax results after consideration of amounts attributable to noncontrolling interests is $4.6 million. Refer to the goodwill section of this Item 7 and Note 13 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on this goodwill impairment expense.

Index

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

Noncontrolling interests include the consolidation of RJES (for periods prior to April 2013, the period in which we acquired the interests previously held by others) as well as the impact of consolidating certain low-income housing tax credit funds, which impacts other revenue, interest expense, and losses of real estate partnerships held by consolidated VIEs (as described in the previous paragraph) by including the portion of these consolidated entities which we do not own.  Total segment expenses attributable to noncontrolling interests in fiscal year 2013 increased by $2 million as compared to the prior year in part as a result of the portions of the RJES goodwill impairment expense attributable to others as well as the increase in losses of real estate partnerships held by VIEs.

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the years indicated:

	Year ended September 30,
	2014	% change	2013	% change	2012
	($ in thousands)
Revenues:
Investment advisory fees	$318,244	29%	$247,162	25%	$198,369
Other	51,446	13%	45,655	18%	38,855
Total revenues	369,690	26%	292,817	23%	237,224

Expenses:
Admin & incentive compensation and benefit costs	102,674	12%	91,994	13%	81,418
Communications and information processing	21,861	15%	19,056	16%	16,378
Occupancy and equipment	4,587	5%	4,364	23%	3,536
Business development	9,208	11%	8,288	5%	7,885
Investment sub-advisory fees	46,674	41%	33,183	25%	26,563
Other	49,495	33%	37,342	12%	33,353
Total expenses	234,499	21%	194,227	15%	169,133
Income before taxes and including noncontrolling interests	135,191	37%	98,590	45%	68,091
Noncontrolling interests	6,905		2,290		850
Pre-tax income excluding noncontrolling interests	$128,286	33%	$96,300	43%	$67,241

Managed Programs

As of September 30, 2014, approximately 81% of investment advisory fees recorded in this segment are earned from assets held in managed programs.  Of these revenues, approximately 60% of our investment advisory fees recorded each quarter are determined based on balances at the beginning of a quarter, approximately 25% are based on balances at the end of the quarter and the remaining 15% are computed based on average assets throughout the quarter.

On December 24, 2012, Eagle acquired a 45% interest in ClariVest, an acquisition that bolstered our platform in the large-cap investment objective. See Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding the ClariVest acquisition.

Index

The following table reflects fee-billable financial assets under management in managed programs at the dates indicated:

	September 30,
	2014	2013	2012
	(in millions)
Assets under management:
Eagle Asset Management, Inc. (1)	$28,752	$27,886	$19,986
Raymond James Consulting Services	13,085	11,385	9,443
Unified Managed Accounts (“UMA”)	7,587	4,962	2,855
Freedom Accounts & other managed programs	19,944	16,555	11,884
Sub-total assets under management	69,368	60,788	44,168
Less: Assets managed for affiliated entities	(4,811)	(4,799)	(4,185)
Sub-total net assets under management	64,557	55,989	39,983
MK & Co. managed fee-based assets (2)	—	—	2,801
Total financial assets under management	$64,557	$55,989	$42,784

(1)	September 30, 2014 and 2013 amounts include the assets under management of ClariVest, which Eagle acquired on December 24, 2012.

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

The following table summarizes the activity impacting the total financial assets under management in managed programs (excluding activity in assets managed for affiliated entities and MK & Co. managed fee-based assets for the periods prior to the conversion of MK & Co. accounts to the RJ&A platform) for the periods indicated:

	Year ended September 30,
	2014	2013	2012
	(in millions)
Assets under management at beginning of year	$60,788	$44,168	$35,648
Net inflows of client assets	4,688	4,873	2,999
Net market appreciation in asset values	3,892	6,233	5,521
Inflow resulting from the ClariVest acquisition (1)	—	3,113	—
Inflows resulting from the conversion of MK & Co. accounts to the RJ&A platform (2)	—	2,401	—
Assets under management at end of year	$69,368	$60,788	$44,168

(1)	Eagle acquired a 45% interest in ClariVest on December 24, 2012.

(2)	In mid-February 2013, the client accounts of MK & Co. were converted onto the RJ&A platform.

Non-discretionary asset-based programs

As of September 30, 2014, approximately 19% of investment advisory fees revenue recorded in this segment are earned for administrative services on assets held in non-discretionary asset-based programs. Such assets totaled $81.3 billion and $64.7 billion as of September 30, 2014 and 2013, respectively. Including the MK & Co. assets held in non-discretionary asset-based programs prior to the fiscal year 2013 conversion of MK & Co. accounts to the RJ&A platform, assets held in these programs as of September 30, 2012 totaled $55.1 billion. All investment advisory fees associated with these programs are determined based on balances at the beginning of the quarter.

Index

The following table summarizes the activity impacting the fee-billable financial assets in non-discretionary asset-based programs (excluding activity in MK & Co. non-discretionary asset-based programs for the periods prior to the conversion of MK & Co. accounts to the RJ&A platform) for the periods indicated:

	Year ended September 30,
	2014	2013	2012(1)
	(in millions)
Assets in non-discretionary asset-based programs at beginning of year	$64,681	$48,368	$37,601
Net inflows of client assets	10,442	6,421	6,264
Net market appreciation in asset values	6,178	3,265	4,503
Inflows resulting from the conversion of MK & Co. accounts to the RJ&A platform (2)	—	6,627	—
Assets in non-discretionary asset-based programs at end of year	$81,301	$64,681	$48,368

(1)	Excludes the activity of MK & Co. non-discretionary asset-based programs. Such programs held $6.8 billion of assets as of September 30, 2012.

(2)	In mid-February 2013, the client accounts of MK & Co. were converted onto the RJ&A platform.

Year ended September 30, 2014 compared with the year ended September 30, 2013 – Asset Management

Pre-tax income in the Asset Management segment increased $32 million, or 33%, over the prior year.

Investment advisory fee revenue increased by $71 million, or 29%, primarily generated by an increase in assets under management and increased performance fees from certain managed funds. Performance fees, which are earned by managed funds for exceeding certain performance targets, increased $8 million over the amount earned in the prior year. Assets in both managed and non-discretionary asset-based programs have increased substantially since the prior year. Refer to the tables above for information regarding the increases in the balances of assets held in our programs.

Other revenue increased by $6 million, or 13%, primarily resulting from an increase in fee income generated by our RJ Trust subsidiary reflecting a 16% increase in RJ Trust client assets compared to the prior year, to $3.38 billion as of September 30, 2014.

Expenses increased by approximately $40 million, or 21%, primarily resulting from a $13 million, or 41%, increase in investment sub-advisory fees, a $12 million, or 33%, increase in other expenses. and an $11 million, or 12%, increase in administrative and performance based incentive compensation. The increase in investment sub-advisory fee expense is directly related to the increase in assets in programs managed by external managers. Such assets are included within the UMA and Raymond James Consulting Services program asset under management balances. The increase in other expense is primarily due to increases in the costs incurred so that certain funds sponsored by Eagle are available as investment choices on the platforms of other broker-dealers and increases in expenses of RJ Trust resulting from the increase in client assets. The increase in administrative and performance based incentive compensation is a result of: the combination of increases in performance compensation which is directly related to the increase in investment advisory fee revenues and the performance fees earned during the year; increases in salary and related expenses resulting from the addition of ClariVest on December 24, 2012; and annual salary increases and certain additions to staff associated with our operations.

Noncontrolling interests includes the impact of the consolidation of certain subsidiary investment advisors and other subsidiaries (including ClariVest). Total segment net income attributable to others increased by $5 million as compared to the prior year since certain of the current year performance fees were earned by certain of these subsidiaries, and therefore a portion is attributable to others.

Year ended September 30, 2013 compared to the year ended September 30, 2012 – Asset Management

Pre-tax income in the Asset Management segment in fiscal year 2013 increased $29 million, or 43%, over the prior year. Investment advisory fee revenue increased by $49 million, or 25%, generated by an increase in assets under management.

Assets under management in managed programs at September 30, 2013 increased $13.2 billion, or 31%, over the prior year. The increase results from a combination of net inflows, inflows resulting from our acquisition of an interest in ClariVest, inflows resulting from the conversion of MK & Co. accounts to the RJ&A platform, and market appreciation in asset values.

Index

Assets in non-discretionary asset-based programs at September 30, 2013 increased $9.6 billion, or 17%, over the prior year. The increase results from a combination of net inflows, inflows resulting from the conversion of MK & Co. accounts to the RJ&A platform, and market appreciation in asset values.

Other revenue in fiscal year 2013 increased by $7 million, or 18%, primarily resulting from an increase in fee income generated by RJ Trust reflecting a 19% increase in RJ Trust client assets as compared to the prior year, to $2.92 billion as of September 30, 2013.

Expenses in fiscal year 2013 increased by approximately $25 million, or 15%, resulting from a $11 million, or 13%, increase in administrative and incentive compensation and benefits costs, a $7 million, or 25%, increase in investment sub-advisory fees, a $4 million, or 12%, increase in other expenses and a $3 million, or 16%, increase in communications and information processing expense.  The increase in administrative and incentive compensation expense is a result of the combination of increases in salary expenses resulting from the addition of ClariVest, annual increases and additions to staff associated with our legacy operations, as well as an increase in performance compensation which is directly related to the increase in investment advisory fee revenues. The increase in investment sub-advisory fee expense is directly related to the increase in advisory fees paid to the external managers associated with certain assets included within the UMA and Raymond James Consulting Services programs. The increase in other expense is primarily due to increases in the costs incurred so that certain funds sponsored by Eagle are available as investment choices on the platforms of other broker-dealers and increases in the expenses of RJ Trust resulting from the increase in client assets. The increase in communication and information processing expense is primarily a result of the addition of ClariVest operations and costs associated with the implementation of a new back-office system supporting this segment.

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the years indicated:

	Year ended September 30,
	2014	% change	2013	% change	2012
	($ in thousands)
Revenues:
Interest income	$355,304	2%	$348,068	5%	$331,683
Interest expense	(8,547)	(7)%	(9,224)	(5)%	(9,659)
Net interest income	346,757	2%	338,844	5%	322,024
Other income	5,013	(38)%	8,062	(42)%	14,010
Net revenues	351,770	1%	346,906	3%	336,034

Non-interest expenses:
Compensation and benefits	25,430	16%	21,835	18%	18,432
Communications and information processing	4,234	39%	3,043	7%	2,835
Occupancy and equipment	1,274	9%	1,168	28%	912
Loan loss provision	13,565	429%	2,565	(90)%	25,894
FDIC insurance premiums	10,026	75%	5,716	5%	5,435
Affiliate deposit account servicing fees	33,758	14%	29,650	10%	26,852
Other	20,649	36%	15,215	(2)%	15,516
Total non-interest expenses	108,936	38%	79,192	(17)%	95,876
Pre-tax income	$242,834	(9)%	$267,714	11%	$240,158

Index

The tables below present certain credit quality trends for corporate loans and residential/consumer loans:

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Net loan (charge-offs)/recoveries:
C&I loans	$(1,829)	$(696)	$(10,486)
Commercial real estate (“CRE”) loans	64	(7,919)	(926)
Residential mortgage loans	(17)	(4,472)	(12,727)
SBL	35	(222)	(75)
Total	$(1,747)	$(13,309)	$(24,214)

	As of September 30,
	2014	2013	2012
	(in thousands)
Allowance for loan losses:
Loans held for investment:
C&I loans	$103,179	$95,994	$92,409
CRE construction loans	1,594	1,000	739
CRE loans	25,022	19,266	27,546
Tax-exempt loans	1,380	—	—
Residential mortgage loans	14,350	19,126	26,138
SBL	2,049	1,115	709
Total	$147,574	$136,501	$147,541

Nonperforming assets:
Nonperforming loans:
C&I loans	$—	$89	$19,517
CRE loans	18,876	25,512	8,404
Residential mortgage loans:
Residential mortgage loans	61,391	75,889	78,372
Home equity loans/lines	398	468	367
Total nonperforming loans	80,665	101,958	106,660
Other real estate owned:
CRE	—	—	4,902
Residential first mortgage	5,380	2,434	3,316
Total other real estate owned	5,380	2,434	8,218
Total nonperforming assets	$86,045	$104,392	$114,878
Total nonperforming assets, net as a % of RJ Bank total assets	0.69%	0.99%	1.18%

Total loans:
Loans held for sale, net(1)	$45,988	$110,292	$160,515
Loans held for investment:
C&I loans	6,422,347	5,246,005	5,018,831
CRE construction loans	94,195	60,840	49,474
CRE loans	1,689,163	1,283,046	936,450
Tax-exempt loans	122,218	—	—
Residential mortgage loans	1,751,747	1,745,650	1,691,986
SBL	1,023,748	555,805	352,495
Net unearned income and deferred expenses	(37,533)	(43,936)	(70,698)
Total loans held for investment	11,065,885	8,847,410	7,978,538
Total loans	$11,111,873	$8,957,702	$8,139,053

(1)	Net of unearned income and deferred expenses.

Index

The following table presents RJ Bank’s allowance for loan losses by loan category:

	As of September 30,
	2014		2013		2012
	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable
	($ in thousands)
Loans held for sale	$—	—	$—	1%	$—	2%
C&I loans	87,551	49%	81,733	50%	85,916	56%
CRE construction loans	1,307	1%	674	—	458	—
CRE loans	21,061	13%	16,566	12%	26,381	10%
Tax-exempt loans	1,380	1%	—	—	—	—
Residential mortgage loans	14,340	16%	19,117	20%	26,126	21%
SBL	2,044	9%	1,112	6%	705	4%
Foreign loans	19,891	11%	17,299	11%	7,955	7%
Total	$147,574	100%	$136,501	100%	$147,541	100%

	As of September 30,
	2011		2010
	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable
	($ in thousands)
Loans held for sale	$5	2%	$23	—
C&I loans	79,687	59%	59,744	51%
CRE construction loans	490	—	4,473	1%
CRE loans	30,752	11%	47,771	15%
Residential mortgage loans	33,194	26%	34,283	32%
SBL	20	—	56	—
Foreign loans	1,596	2%	734	1%
Total	$145,744	100%	$147,084	100%

Information on foreign assets held by RJ Bank:

Changes in the allowance for loan losses with respect to loans RJ Bank has made to borrowers who are not domiciled in the U.S. are as follows:

	Year ended September 30,
	2014	2013	2012	2011	2010
	(in thousands)
Allowance for loan losses attributable to foreign loans, beginning of year:	$17,299	$7,955	$1,596	$734	$568
Provision for loan losses - foreign loans	3,337	9,696	6,242	862	166
Foreign loan charge-offs:
C&I loans	—	(56)	—	—	—
Foreign exchange translation adjustment	(745)	(296)	117	—	—
Allowance for loan losses attributable to foreign loans, end of year	$19,891	$17,299	$7,955	$1,596	$734

Index

Cross-border outstandings represent loans (including accrued interest), interest-bearing deposits with other banks, and any other monetary assets which are cross-border claims according to bank regulatory guidelines for the country exposure report. The following table sets forth the country where RJ Bank’s total cross-border outstandings exceeded 1% of total RJF assets as of each respective period:

	Banks	C&I loans	CRE construction loans	CRE loans	Residential mortgage loans	SBL	Total cross-border outstandings (1)
	(in thousands)
September 30, 2014:

Canada	$64,363	$397,743	$—	$112,325	$586	$37	$575,054

September 30, 2013:

Canada	$44,196	$352,221	$8,093	$63,456	$1,013	$48	$469,027

September 30, 2012:

Canada	$20,706	$155,503	$—	$25,099	$1,032	$179	$202,519

(1)	Excludes any hedged, non-U.S. currency amounts.

Year ended September 30, 2014 compared with the year ended September 30, 2013 – RJ Bank

Pre-tax income in the RJ Bank segment decreased $25 million, or 9%, compared to the prior year.  The decrease in pre-tax income was primarily attributable to a $19 million, or 24%, increase in non-interest expenses (excluding the provision for loan losses) and an increase of $11 million, or 429%, in the provision for loan losses, offset by a $5 million increase in net revenues. The increase in net revenues was attributable to an $8 million increase in net interest income offset by a $3 million decrease in other income.

Net interest income increased $8 million as a result of a $1.2 billion increase in average interest-earning banking assets offset by a decrease in the net interest margin. The increase in average interest-earning banking assets was driven by a $1.4 billion increase in average loans with average corporate loans increasing $1.1 billion, or 17%, and average SBL increasing $337 million, or 76%. The net interest margin decreased to 2.98% from 3.25% primarily as a result of the decrease in the yield of the average interest-earning assets. The yield on interest-earning banking assets decreased to 3.04% from 3.34% due to a decline in the loan portfolio yield. The loan portfolio yield decreased primarily due to a reduction in the corporate loan portfolio yield resulting from lower yields on new loans and refinancings as well as lower corporate loan fee income. The residential mortgage loan portfolio yield declined due to adjustable rate loans resetting at lower rates.

Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $1.2 billion to $10.5 billion.

The decrease in other income as compared to the prior year was primarily due to a $3 million decline in gains from the sale of held for sale loans due to lower residential mortgage loan originations, and a $2 million increase in foreign currency losses, which were partially offset by a $2 million increase in bank-owned life insurance valuation gains.

The increase in provision for loan losses resulted from significant loan portfolio growth, which was partially offset by a decrease in corporate criticized loans, the favorable resolution of corporate problem loans, lower loan-to-value (“LTV”) ratios in the residential mortgage loan portfolio, and a reduction in delinquent residential mortgage loans. These credit characteristics reflected the positive impact from improved economic conditions, which have resulted in a decline in the criticized loan balance and nonperforming assets as a percentage of total assets. In addition, net loan charge-offs decreased $12 million, or 87%, to $2 million, which was primarily attributable to improved credit characteristics within both the CRE and residential mortgage loan portfolios.
The $19 million increase in non-interest expenses (excluding the provision for loan losses) as compared to the prior year was primarily attributable to a $4 million, or 14%, increase in affiliate deposit account servicing fees related to increased deposit balances, a $4 million or 75% increase in FDIC insurance premiums due to higher deposit balances and assessment rates, a $4 million, or 16%, increase in compensation and benefits related to staff additions, a $2 million increase in SBL affiliate fees, and a $1 million, or 39%, increase in communications and information processing expense.

Index

Year ended September 30, 2013 compared to the year ended September 30, 2012 – RJ Bank

Pre-tax income generated by the RJ Bank segment in fiscal year 2013 increased $28 million, or 11%.  The improvement in pre-tax income was primarily attributable to an increase of $11 million, or 3%, in net revenues and a $23 million, or 90%, decrease in the provision for loan losses, offset by a $7 million, or 9%, increase in non-interest expenses (excluding the provision for loan losses). The $11 million increase in net revenues was attributable to a $17 million increase in net interest income, partially offset by a $6 million decrease in other income.

Net interest income in fiscal year 2013 increased $17 million, or 5%, primarily as a result of a $1.3 billion increase in average interest-earning banking assets. This increase in average interest-earning banking assets was driven by a $1.1 billion increase in average loans as well as increases in both average investments and cash. The significant increase in average loans resulted from a strong corporate lending market, including our Canadian lending operation (which began in late February 2012), and growth in the recently introduced securities based lending product. The yield on interest-earning banking assets decreased to 3.34% from 3.61% due to declines in both the loan and investment yields. The loan portfolio yield decreased to 3.86% from 4.20% due to a reduction in the corporate loan portfolio yield resulting from tightened credit spreads and the repricing of existing loans at lower rates. In addition, the yield of the residential mortgage loan portfolio declined as a result of adjustable rate loans resetting at lower rates as well as lower rates on new production. Primarily as a result of the decrease in the yield of the average interest-earning assets, the net interest margin decreased to 3.25% from 3.50%.

Corresponding to the increase in interest-earning banking assets in fiscal year 2013, average interest-bearing banking liabilities increased $1.2 billion to $9.3 billion.

The decrease in other income in fiscal year 2013 was primarily due to a $7 million decrease in foreign currency gains/losses from prior year levels, a $2 million loss in the valuation of RJ Bank’s bank-owned life insurance, and a prior year gain of $2 million resulting from a settlement with a residential mortgage loan servicer. These were partially offset by a $3 million reduction in other-than-temporary impairment (“OTTI”) losses on our available for sale securities portfolio and a $2 million increase in income from the sale of held for sale loans.

The significant reduction in the provision for loan losses in fiscal year 2013 resulted from improved credit quality in the loan portfolio including a decrease in corporate criticized loans, the favorable resolution of corporate problem loans, lower LTV ratios in the residential mortgage loan portfolio, and a significant reduction in residential mortgage delinquent loans. These credit characteristics reflected the positive impact from improved economic conditions. Net loan charge-offs decreased $11 million, or 45%, to $13 million.
The $7 million increase in non-interest expenses in fiscal year 2013 (excluding the provision for loan losses) was primarily attributable to a $3 million, or 18%, increase in compensation and benefits expenses related to staff additions to support increased loan activity, a $3 million increase in affiliate deposit account servicing fee expenses resulting from increased deposit balances, and a $1 million increase in affiliate fee expenses related to our securities based lending business.

Index

The following table presents average balance, interest income and expense, the related interest yields and rates, and interest spreads for RJ Bank for the years indicated:

	Year ended September 30,
	2014			2013			2012
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income (1)
Loans held for sale - all domestic	$107,898	$2,705	2.51%	$155,901	$3,519	2.26%	$127,594	$2,878	2.25%
Loans held for investment:
Domestic:
C&I loans	4,854,911	176,820	3.61%	4,520,070	190,910	4.19%	4,342,000	192,277	4.36%
CRE construction loans	51,361	2,346	4.50%	41,928	2,140	5.03%	16,314	708	4.27%
CRE loans	1,249,124	37,156	2.93%	935,058	30,515	3.22%	776,908	25,832	3.27%
Tax-exempt loans (2)	44,150	1,454	5.07%	—	—	—	—	—	—
Residential mortgage loans	1,751,584	51,409	2.90%	1,711,968	52,285	3.01%	1,732,498	57,220	3.25%
SBL	779,872	21,843	2.76%	443,042	13,143	2.93%	87,906	2,668	2.98%
Foreign:
C&I loans	945,799	38,778	4.04%	623,554	31,799	5.01%	324,320	23,571	7.15%
CRE construction loans	42,594	2,763	6.40%	21,240	1,488	6.91%	21,488	4,392	20.10%	(3)
CRE loans (4)	217,461	8,537	3.87%	148,768	10,036	6.65%	70,866	9,590	13.31%
Residential mortgage loans	2,099	64	3.00%	1,869	66	3.49%	1,534	59	3.79%
SBL	1,866	67	3.57%	1,615	63	3.88%	404	16	3.90%
Total loans, net	10,048,719	343,942	3.39%	8,605,013	335,964	3.86%	7,501,832	319,211	4.20%
Agency MBS	297,933	2,622	0.88%	346,665	2,902	0.84%	266,768	2,211	0.83%
Non-agency collateralized mortgage obligations	127,022	3,164	2.49%	154,933	4,155	2.68%	180,246	5,527	3.07%
Cash and cash equivalents	979,978	2,558	0.28%	1,109,857	2,812	0.25%	997,877	2,453	0.24%
FHLB stock, FRB stock, and other	95,806	3,018	3.15%	85,811	2,235	2.60%	125,587	2,281	1.81%
Total interest-earning banking assets	11,549,458	$355,304	3.04%	10,302,279	$348,068	3.34%	9,072,310	$331,683	3.61%
Non-interest-earning banking assets:
Allowance for loan losses	(140,544)			(146,474)			(146,263)
Unrealized loss on available for sale securities	(9,338)			(11,723)			(38,863)
Other assets	289,322			268,471			247,805
Total non-interest-earning banking assets	139,440			110,274			62,679
Total banking assets	$11,688,898			$10,412,553			$9,134,989

(continued on next page)

Index

	Year ended September 30,
	2014			2013			2012
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands) (continued from previous page)
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$329,176	$6,126	1.86%	$305,293	$6,239	2.04%	$296,674	$6,501	2.19%
Money market, savings, and NOW accounts (5)	9,790,257	1,833	0.02%	8,827,966	2,793	0.03%	7,736,094	3,060	0.04%
FHLB advances and other	337,603	588	0.17%	129,144	192	0.15%	51,834	98	0.19%
Total interest-bearing banking liabilities	10,457,036	$8,547	0.08%	9,262,403	$9,224	0.10%	8,084,602	$9,659	0.12%
Non-interest-bearing banking liabilities	36,827			57,604			76,000
Total banking liabilities	10,493,863			9,320,007			8,160,602
Total banking shareholder’s equity	1,195,035			1,092,546			974,387
Total banking liabilities and shareholders’ equity	$11,688,898			$10,412,553			$9,134,989
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,092,422	$346,757		$1,039,876	$338,844		$987,708	$322,024

Bank net interest:
Spread			2.97%			3.24%			3.49%
Margin (net yield on interest-earning banking assets)			2.98%			3.25%			3.50%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			110.45%			111.23%			112.22%
Return on average:
Total banking assets			1.35%			1.63%			1.69%
Total banking shareholder’s equity			13.21%			15.49%			15.84%
Average equity to average total banking assets			10.22%			10.49%			10.67%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on impaired nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the years ended September 30, 2014, 2013 and 2012 was $34 million, $48 million, and $51 million, respectively.

(2)	The yield is presented on a tax-equivalent basis utilizing the federal statutory tax rate of 35%.

(3)	The CRE Construction yield was positively impacted by a loan payoff with a significant unearned discount.

(4)	The CRE yield for the year ended September 30, 2014 as compared to prior years was negatively impacted by lower fee income.

(5)	Negotiable Order of Withdrawal (“NOW”) account.

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

	Year ended September 30,
	2014 compared to 2013			2013 compared to 2012
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale - all domestic	$(1,084)	$270	$(814)	$638	$3	$641
Loans held for investment:
Domestic:
C&I loans	14,142	(28,232)	(14,090)	7,886	(9,253)	(1,367)
CRE construction loans	482	(276)	206	1,112	320	1,432
CRE loans	10,249	(3,608)	6,641	5,258	(575)	4,683
Tax-exempt loans	1,454	—	1,454	—	—	—
Residential mortgage loans	1,210	(2,086)	(876)	(678)	(4,257)	(4,935)
SBL	9,992	(1,292)	8,700	10,778	(303)	10,475
Foreign:
C&I loans	16,433	(9,454)	6,979	21,748	(13,520)	8,228
CRE construction loans	1,496	(221)	1,275	(51)	(2,853)	(2,904)
CRE loans	4,634	(6,133)	(1,499)	10,542	(10,096)	446
Residential mortgage loans	8	(10)	(2)	13	(6)	7
SBL	9	(5)	4	47	—	47
Agency MBS	(408)	128	(280)	662	29	691
Non-agency collateralized mortgage obligations	(748)	(243)	(991)	(776)	(596)	(1,372)
Cash and cash equivalents	(329)	75	(254)	275	84	359
FHLB stock, FRB stock, and other	260	523	783	(722)	676	(46)
Total interest-earning banking assets	57,800	(50,564)	7,236	56,732	(40,347)	16,385

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	488	(601)	(113)	189	(451)	(262)
Money market, savings and NOW accounts	304	(1,264)	(960)	432	(699)	(267)
FHLB advances and other	310	86	396	146	(52)	94
Total interest-bearing banking liabilities	1,102	(1,779)	(677)	767	(1,202)	(435)
Change in net interest income	$56,698	$(48,785)	$7,913	$55,965	$(39,145)	$16,820

Index

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the years indicated:

	Year ended September 30,
	2014	% change	2013	% change	2012
	($ in thousands)
Revenues:
Interest income	$12,549	(19)%	$15,404	43%	$10,763
Investment banking	—	(100)%	3,000	555%	458
Investment advisory fees	1,340	6%	1,262	1%	1,248
Other	28,314	(73)%	106,735	132%	45,943
Total revenues	42,203	(67)%	126,401	116%	58,412

Interest expense	77,456	(4)%	80,478	29%	62,349
Net revenues	(35,253)	(177)%	45,923	NM	(3,937)

Non-interest expenses:
Compensation and other expenses	43,055	—	43,164	21%	35,577
Acquisition related expenses	—	(100)%	73,454	24%	59,284
Total non-interest expenses	43,055	(63)%	116,618	23%	94,861
Loss before taxes and including noncontrolling interests:	(78,308)	(11)%	(70,695)	28%	(98,798)
Noncontrolling interests	5,610		61,618		27,922
Pre-tax loss excluding noncontrolling interests	$(83,918)	37%	(132,313)	(4)%	(126,720)

Among the items impacting this segment, as more fully described in Item 1 in this report, the Other segment results include our principal capital and private equity activities.

Year ended September 30, 2014 compared to the year ended September 30, 2013 – Other

The pre-tax loss generated by this segment decreased by approximately $48 million, or 37%, compared to the prior year.

Net revenues in this segment decreased $81 million, or 177%. The decrease is primarily attributable to a decrease in revenues in the current year arising from our private equity portfolio investments. Approximately $74 million of prior year revenues were associated with our indirect investment in Albion, an investment which was sold in April 2013 and therefore such revenues did not recur in the current year. Revenues associated with the remainder of our private equity portfolio have decreased $6 million compared to the prior year. Offsetting these decreases, we realized a $6 million increase in the current year from gains on redemptions or sales of ARS, most notably arising from the current year redemption of Jefferson County Alabama Sewer Revenue Refunding Warrants ARS.

Non-interest expenses decreased $74 million, or 63%. The decrease is primarily a result of a decrease in acquisition related expenses since our integration of Morgan Keegan was substantially complete as of September 30, 2013. The acquisition related expenses incurred in the prior year were primarily comprised of expenses associated with the integration of Morgan Keegan’s operations into our own (see Note 3 of our Notes to Consolidated Financial Statements in this Form 10-K for additional information on the components of the prior year expense).

The portion of revenue attributable to noncontrolling interests decreased by nearly $56 million compared to the prior year. Of the prior year Albion revenues received, approximately $51 million related to the portion of that investment which we did not own.

Year ended September 30, 2013 compared to the year ended September 30, 2012 – Other

The pre-tax loss generated by this segment in fiscal year 2013 increased by approximately $6 million, or 4%.

Total revenues in fiscal year 2013 increased $68 million, or 116%. The increase primarily resulted from a $44 million increase in other revenues associated with our indirect investment in Albion, which was sold in April 2013. Fiscal year 2013 includes $74 million of favorable valuation adjustments and distributions received from Albion ($65 million of favorable valuation adjustments and $9 million of dividends received), compared to $30 million of favorable valuation adjustments and dividends received on

Index

Albion in the prior fiscal year. Revenues resulting from either distributions received or valuation adjustments related to certain private equity investments we acquired as part of the Morgan Keegan acquisition increased $16 million over the prior year.

Interest expense in fiscal year 2013 increased $18 million, or 29% over the prior year.  The increase primarily results from our March 2012 issuances of $350 million 6.9% senior notes and $250 million 5.625% senior notes, as well as interest expense associated with borrowings under certain credit agreements with Regions Bank (as more fully described in Note 15 of the Notes to Consolidated Financial Statements in this Form 10-K). Both of the March 2012 debt offerings and the borrowings from Regions Bank were part of our acquisition financing activities and other transactions associated with the Morgan Keegan acquisition.

Acquisition related expenses in fiscal year 2013 increased $14 million, or 24%, over the prior year. These expenses are almost entirely comprised of expenses associated with our acquisition and integration of Morgan Keegan. These expenses include information systems integration and conversion costs, other integration related costs, occupancy and equipment costs which include costs incurred to abandon certain leased facilities that resulted from our integration activities, and severance related expenses (see Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information).

Compensation and other expenses in fiscal year 2013 increased $8 million, or 21%, over the prior year primarily as a result of an increase in incentive compensation expense.

The noncontrolling interest line item captures the pre-tax income generated from investments included in this segment of which we do not own 100%. The income before tax attributable to noncontrolling interests in fiscal year 2013 increased $34 million over the prior year. This increase primarily resulted from the increase in revenues generated from the Albion investment, which resulted in a $26 million increase over the prior year in the attribution of pre-tax income to others. The remaining $8 million increase over the prior year resulted from increases in the pre-tax income generated by the other investments we hold in our private equity portfolio of which we do not own 100%.

Certain statistical disclosures by bank holding companies

As a financial holding company, we are required to provide certain statistical disclosures by bank holding companies pursuant to the SEC’s Industry Guide 3.  Certain of those disclosures are as follows for the fiscal year indicated:

	Year ended September 30,
	2014	2013	2012
RJF return on average assets (1)	2.1%	1.7%	1.5%
RJF return on average equity (2)	12.3%	10.6%	9.7%
Average equity to average assets (3)	18.1%	17.3%	16.8%
Dividend payout ratio(4)	19.3%	21.7%	23.6%

(1)	Computed as net income attributable to RJF, Inc. for the year indicated, divided by average assets (the sum of total assets at the beginning and end of the year, divided by two).

(2)
Computed by utilizing the net income attributable to RJF, Inc. and the average equity for each respective fiscal year. Average equity is computed by adding the total equity attributable to RJF, Inc. as of each quarter-end date during the indicated fiscal year, plus the beginning of the year total, divided by five.

(3)
Computed as average equity (the sum of total equity at the beginning and end of the fiscal year, divided by two), divided by average assets (the sum of total assets at the beginning and end of the fiscal year, divided by two).

(4)	Computed as dividends declared per common share during the fiscal year as a percentage of diluted earnings per common share.

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

Index

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

Cash provided by operating activities during the year ended September 30, 2014 was $508 million. Cash generated by successful operating results over the period resulted in a $586 million increase in cash.  Significant changes in various other asset and liability balances which impact cash include: a $1.58 billion decrease in assets segregated pursuant to regulations and other segregated assets, which results in an increase in cash. Brokerage client payables and other accounts payable decreased $1.8 billion which results in an offsetting decrease in cash. Both of these activities are largely the result of a decrease in client cash deposits, refer to the discussion of the impact of an increase in the capacity to re-deposit client cash with unaffiliated banks who participate in our RJBDP, as described in the statement of financial condition analysis that follows within this Item 7, for more information regarding these activities. Other significant activities that impacted operating cash include: a decrease in securities purchased under agreements to resell, net of securities sold under agreements to repurchase, resulted in a $207 million increase in operating cash. RJ Ltd. significantly reduced the balances in secured call loans receivable during the fiscal year, and instead invested such balances in depository accounts with third party Canadian financial institutions. Accrued compensation, commissions and benefits balances increased resulting in a $72 million increase in operating cash. The increased accrual primarily results from the significant increase in both revenues and profits over the prior year. An increase in the stock loaned, net of stock borrowed balances resulted in a $51 million increase in operating cash. Proceeds from sales of loans held for sale, net of purchases, resulted in a $46 million increase in operating cash. Partially offsetting these activities which resulted in increases of cash, decreases in cash resulted from the following activities: brokerage client receivables increased $160 million primarily due to an increase in end of year client margin balances (end of year client margin balances increased, however as noted in the analysis of net interest within this Item 7, average client margin balances outstanding decreased this fiscal year). Trading instruments held increased $47 million. We used $34 million in cash to fund loans provided to financial advisors, net of repayments. All other components of operating activities combined to net an $12 million source of cash.

Investing activities resulted in the use of $2.10 billion of cash during the year ended September 30, 2014.  The primary investing activity was the use of $2.21 billion in cash to fund an increase in bank loans, net of proceeds from sales of loans held for investment.  We received proceeds from the maturation, repayment, redemption or sale of securities in our available for sale security portfolio of $153 million, net of purchases of additional securities. All other components of investing activities combined to net a $42 million use of cash.

Financing activities provided $1.22 billion of cash during the year ended September 30, 2014.  Increases in RJ Bank deposits provided $734 million. Proceeds from borrowed funds, net of repayments, have resulted in a $567 million increase in cash. RJ Bank’s advances from the FHLB are the primary source of these borrowings (see Note 15 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding these borrowings). We used $88 million in payment of dividends to our shareholders. All other components of financing activities combined to net an $11 million source of cash.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities, should provide adequate funds for continuing operations at current levels of activity.

Index

Sources of Liquidity

Approximately $1.21 billion of our total September 30, 2014 cash and cash equivalents (a portion of which is invested on behalf of the parent company by RJ&A, and a portion of which is maintained in a deposit account at RJ Bank) was available to us without restrictions.  The cash and cash equivalents held were as follows:

Cash and cash equivalents:	September 30, 2014
(in thousands)
RJF (1)	$778,855
RJ&A(2)	561,594
RJ Bank (1)	313,364
RJ Ltd.	265,857
Other subsidiaries	279,393
Total cash and cash equivalents	$2,199,063

(1)
RJF maintains a depository account at RJ Bank which has a balance of $500 million as of September 30, 2014. This cash balance is reflected in the RJF total, and is excluded from the RJ Bank total, since this balance is available to RJF on-demand and without restriction.

(2)	RJF has loaned $458 million to RJ&A as of September 30, 2014, which RJ&A has invested on behalf of RJF in cash and cash equivalents.

In addition to the liquidity on hand described above, we have other various potential sources of liquidity which are described below.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A and RJ Bank.

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit items arising from client transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At September 30, 2014, RJ&A significantly exceeded both the minimum regulatory and its financing covenants net capital requirements. At that date, RJ&A had excess net capital of approximately $406 million, of which approximately $168 million is available for dividend while still maintaining the targeted net capital ratio of 15% of aggregate debit items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval.

RJ Bank may pay dividends to the parent company without prior approval by its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted capital to risk-weighted assets ratios.  At September 30, 2014, RJ Bank was operating at its targeted total capital to risk-weighted assets ratio of 12.5%.

  Liquidity available to us from our subsidiaries, other than RJ&A and RJ Bank, is relatively insignificant and in certain instances may be subject to regulatory requirements.

Index

Borrowings and Financing Arrangements

The following table presents our financing arrangements with third party lenders that we generally utilize to finance a portion of our fixed income securities trading instruments held, and the outstanding balances related thereto, as of September 30, 2014:

	Committed secured(1)		Uncommitted secured (1)(2)		Uncommitted unsecured (1)(2)		Total
	Financing amount	Outstanding balance	Financing amount	Outstanding balance	Financing amount	Outstanding balance	Financing amount	Outstanding balance
	($ in thousands)
RJ&A	$300,000	$35,000	$1,750,000	$201,194	$375,000	$—	$2,425,000	$236,194
RJ Ltd.(3)	—	—	39,714	—	—	—	39,714	—
RJ Securities, Inc. (4)	92,387	5,000	—	—	—	—	92,387	5,000
RJF	—	—	—	—	100,000	—	100,000	—
Total	$392,387	$40,000	$1,789,714	$201,194	$475,000	$—	$2,657,101	$241,194
Total number of agreements	4		7		8		19

(1)	Our ability to borrow is dependent upon compliance with the conditions in the various committed loan agreements and collateral eligibility requirements.

(2)	Lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

(3)
This financing arrangement is primarily denominated in Canadian currency, amounts presented in the table have been converted to U.S. dollars at the currency exchange rate in effect as of September 30, 2014.

(4)
RJ Securities, Inc. is the borrower under the “Regions Credit Facility,” see Note 15 of the Notes to Consolidated Financial Statements in this Form 10-K for discussion of the terms of this committed secured borrowing facility.

The committed domestic financing arrangements are in the form of either tri-party repurchase agreements or a secured line of credit.  The uncommitted domestic financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit.

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $12 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. Borrowings outstanding on these lines of credit as of September 30, 2014 amounted to approximately $310 thousand.

RJ Bank had $500 million in FHLB advances outstanding at September 30, 2014, comprised of two $250 million floating-rate advances, both of which are secured by a blanket lien on RJ Bank’s residential loan portfolio (see Note 15 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding these borrowings). The interest rate applicable to the FHLB advances resets on either a monthly or a quarterly basis. RJ Bank has the option to prepay each advance without penalty on each interest reset date. RJ Bank has $641 million in immediate credit available from the FHLB as of September 30, 2014 and total available credit of 30% of total assets, with the pledge of additional collateral to the FHLB. On October 9, 2013, RJ Bank entered into a forward-starting advance transaction with the FHLB to borrow $25 million on October 13, 2015. Once funded, this borrowing will bear interest at the rate of 3.4%, and will mature on October 13, 2020.

RJ Bank is eligible to participate in the Fed’s discount-window program; however, RJ Bank does not view borrowings from the Fed as a primary means of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and would be secured by pledged C&I loans.

From time to time we purchase short-term securities under agreements to resell (“Reverse Repurchase Agreements”) and sell securities under agreements to repurchase (“Repurchase Agreements”).  We account for each of these types of transactions as collateralized financings with the outstanding balances on the Repurchase Agreements included in securities sold under agreements to repurchase.  At September 30, 2014, collateralized financings outstanding in the amount of $244 million are included in securities sold under agreements to repurchase on the Consolidated Statements of Financial Condition. Of this total, outstanding balances on the committed and uncommitted Repurchase Agreements (which are reflected in the table of financing arrangements above) were $35 million and $51 million, respectively, as of September 30, 2014.  Such financings are generally collateralized by non-customer, RJ&A owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 133% of the amount financed.

Index

The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period end balances for Repurchase Agreements and Reverse Repurchase Agreements of RJF are as follows:

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended:	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
	(in thousands)
September 30, 2014	$238,841	$260,323	$244,495	$458,158	$495,286	$446,016
June 30, 2014	371,573	420,327	286,924	556,806	707,170	508,005
March 31, 2014	316,581	377,677	377,677	685,402	674,694	637,486
December 31, 2013	328,867	363,845	345,701	642,940	658,244	638,893
September 30, 2013	267,984	300,933	300,933	643,422	709,120	709,120

At September 30, 2014, in addition to the financing arrangements described above, we had corporate debt of $1.2 billion. The balance is comprised of $350 million outstanding on our 6.90% senior notes due 2042, $249 million outstanding on our 5.625% senior notes due 2024, $300 million outstanding on our 8.60% senior notes due August 2019, $250 million outstanding on our 4.25% senior notes due April 2016, and $42 million outstanding on a mortgage loan for our home-office complex.

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

Other sources of liquidity

We own life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. The policies which we could readily borrow against have a cash surrender value of approximately $220 million as of September 30, 2014 and we are able to borrow up to 90%, or $198 million of the September 30, 2014 total, without restriction.  There are no borrowings outstanding against any of these policies as of September 30, 2014.

Index

On May 24, 2012 we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune.

See the “contractual obligations” section below for information regarding our contractual obligations.

Potential impact of Morgan Keegan matters subject to indemnification by Regions on our liquidity

As more fully described in Note 3 in the Notes to Consolidated Financial Statements in this Form 10-K, the SPA provides that in addition to customary indemnity for breaches of representations and warranties and covenants, Regions will indemnify RJF for losses incurred in connection with any litigation or similar matter related to pre-closing actions. As a result of these indemnifications, we do not anticipate the resolution of any pre-Closing Date Morgan Keegan litigation matters to negatively impact our liquidity (see Notes 3 and 21 of the Notes to Consolidated Financial Statements in this Form 10-K, and Part I Item 3 - Legal Proceedings, in this report for further information regarding the indemnifications and the nature of the pre-Closing Date matters).

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

Statement of financial condition analysis

The assets on our consolidated statement of financial condition consist primarily of cash and cash equivalents (a large portion of which is segregated for the benefit of clients), receivables including bank loans, financial instruments held for either trading purposes or as investments, and other assets.  A significant portion of our assets are liquid in nature, providing us with flexibility in financing our business.

Total assets of $23.3 billion at September 30, 2014 are approximately $140 million, or 1% more than our total assets as of September 30, 2013. Net bank loans receivable increased $2.1 billion due to significant growth of RJ Bank’s net loan portfolio during the year. Offsetting this increase, segregated assets pursuant to federal regulations at September 30, 2014 decreased $1.58 billion compared to September 30, 2013, resulting from an increase during the current year in the capacity of the unaffiliated banks who participate in our RJBDP to accept client cash balances under the program. With the increase in RJBDP capacity, we increased the client cash balances re-deposited with such unaffiliated banks, which reduces the amount of brokerage client liabilities carried on our financial statements. Securities purchased under agreements to resell and other collateralized financings decreased $263 million, as RJ Ltd. reduced its amount of secured call loans receivable (which is considered to be an other collateralized financing), and redirected such short-term investments to cash deposits with large Canadian financial institutions (which are included in our cash balance). The investment balance associated with our available for sale securities portfolio decreased $137 million primarily as a result of redemptions, maturations, or sales of certain securities in the portfolio. Receivables from brokers-dealers and clearing organizations decreased $136 million as certain receivable balances associated with our broker-dealer subsidiaries in the normal course of their businesses which were outstanding as of September 30, 2013 were settled during the year and did not recur. Cash and cash equivalents decreased $398 million, refer to the discussion of the various sources and uses of cash during the period in the preceding liquidity and capital resources section of this MD&A.

Our liabilities at September 30, 2014 of $18.9 billion are $295 million, or 2% less than our liabilities as of September 30, 2013. The decrease in liabilities at September 30, 2014 compared to September 30, 2013 is primarily due to the following: a $1.99 billion decrease in brokerage client payables, which occurred due to the increase in capacity with unaffiliated banks in our RJBDP program and the resultant increase in client cash balances that were re-deposited with unaffiliated banks, which reduces the amount of brokerage client payable balances carried on our financial statements (refer to the related decrease in segregated assets pursuant to federal regulations discussed in the preceding paragraph). Offsetting the decrease, bank deposit liabilities increased $734 million, reflecting increased deposits at RJ Bank, and our net borrowings increased by $571 million, primarily resulting from $500 million in borrowings RJ Bank made from the FHLB during the current year (refer to Note 15 of the Notes to Consolidated Financial Statements in this Form 10-K for information regarding these borrowings).

Index

Contractual obligations

The following table sets forth our contractual obligations:

		Year ended September 30,
	Total	2015	2016	2017	2018	2019	Thereafter
	(in thousands)
Long-term debt obligations:
Corporate debt (1)	$1,190,836	$4,086	$254,171	$4,578	$4,846	$305,105	$618,050
Loans payable of consolidated variable interest entities(2)	43,877	17,949	13,331	8,240	3,668	689	—
Long-term portion of other borrowings(3)	505,216	5,000	—	500,000	216	—	—
Committed borrowing by RJ Bank (4)	—	—	(25,000)	—	—	—	25,000
Sub-total long-term debt obligations	1,739,929	27,035	242,502	512,818	8,730	305,794	643,050
Estimated interest on long-term debt (5)	973,030	77,929	78,528	67,651	66,391	66,108	616,423
Operating lease obligations (6)	398,031	77,309	71,073	61,187	49,093	40,176	99,193
Purchase obligations (7)	134,164	62,015	45,333	21,734	1,023	650	3,409
Long-term liabilities:
Time deposits (8)	344,703	77,438	61,088	79,371	46,663	80,143	—
Deferred compensation programs (9)	315,477	44,282	48,810	62,974	52,308	55,343	51,760
Legal liabilities associated with matters subject to indemnification (10)	154,364	51,455	51,455	51,454	—	—	—
Low income housing tax credit guarantee obligation (11)	28,421	3,969	3,910	4,757	5,247	5,388	5,150
Sub-total long-term liabilities	842,965	177,144	165,263	198,556	104,218	140,874	56,910
Total contractual obligations	$4,088,119	$421,432	$602,699	$861,946	$229,455	$553,602	$1,418,985

(1)	See Note 17 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(2)	Loans which are non-recourse to us. See further discussion in Note 16 of the Notes to Consolidated Financial Statements in this Form 10-K.

(3)	See Note 15 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(4)	RJ Bank entered into a forward-starting advance transaction with the FHLB to borrow $25 million on October 13, 2015.

(5)
Interest computation includes scheduled interest on our senior notes, the mortgage note payable, RJ Bank’s FHLB advances (assuming no change in the variable interest rate from that as of September 30, 2014), and RJ Bank’s committed borrowing from the FHLB, see Note 15 and Note 17 of the Notes to Consolidated Financial Statements in this Form 10-K for information regarding the borrowings.

(6)	Primarily comprised of outstanding obligations on long-term leases for office space.

(7)
In the normal course of our business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. Purchase obligations for purposes of this table, include amounts associated with agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms including: minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Our most significant purchase obligations are vendor contracts for communication services, processing services and software contracts. Most of our contracts have provisions for early termination, for purposes of this table we have assumed we would not pursue early termination of such contracts.

(8)	See Note 14 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information.

See the following page for the continuation of the explanations to the footnotes in the above table.

Index

Continuation of the footnote explanations pertaining to the table on the previous page:

(9)
Includes obligations, presented on a gross basis, of our Long-Term Incentive Plan, our Wealth Accumulation Plan, our Voluntary Deferred Compensation Program, and certain historic deferred compensation plans of MK & Co. See Notes 24 and 25 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding such plans. We own life insurance policies that are not presented in this table which are utilized to fund certain of these obligations. See Note 10 of the Notes to Consolidated Financial Statements in this Form 10-K for information regarding our investments in company-owned life insurance. We also hold other investments that are not presented in this table to fund obligations of the historic deferred compensation plans of MK & Co., see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-K for information regarding the fair value of such investments.

(10)
Regions has provided an indemnification to RJF for losses incurred in connection with Morgan Keegan legal proceedings pending as of the closing date of our Morgan Keegan acquisition, or commenced after the closing date and related to pre-closing date matters. See Note 21 of the Notes to Consolidated Financial Statements in this Form 10-K for further discussion. Amounts presented in this table represent the gross liabilities for such matters, and do not reflect the related and offsetting indemnification asset. See Note 10 of the Notes to Consolidated Financial Statements in this Form 10-K for information regarding the indemnification asset. These liabilities do not have defined maturity dates, however since we expect that all such matters will be resolved within three years, we have assigned an equal amount of such liability balance to each of the following three years as our estimate of the timing associated with the resolution of such matters.

(11)
RJTCF has provided a guaranteed return on investment to a third party investor in one of its fund offerings, see Note 21 of the Notes to Consolidated Financial Statements in this Form 10-K for further discussion. Amounts presented in this table represent the gross liability associated with this guarantee obligation, and do not reflect the related and offsetting financing asset. See Note 10 of the Notes to Consolidated Financial Statements in this Form 10-K for information regarding the offsetting financing asset.

We have made a number of investment commitments, either as commitments to fund low income housing tax credit (“LIHTC”) project partnerships, or to venture capital or private equity partnerships. We have also made commitments to provide loans to prospective financial advisors who have either accepted our offer, or recently recruited advisors, which have not yet been funded. See Note 21 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on these and other commitments.

RJ Bank has entered into commitments to extend credit such as unfunded loan commitments, standby letters of credit, open end consumer and commercial lines of credit. See Note 27 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on these and other outstanding off-balance credit-related commitments.

We are authorized by the Board of Directors to repurchase our common stock for general corporate purposes. There is no formal stock repurchase plan at this time. From time to time our Board of Directors has authorized specific dollar amounts for repurchases at the discretion of our Board’s Securities Repurchase Committee. As of September 30, 2014 the unused portion of the current authorization was $49.4 million.

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

Regulatory

Refer to the discussion of the regulatory environment in which RJF and its subsidiaries operate, and the potential impact on our operations the various new rules and regulations arising from the Dodd-Frank Act, which include the Volcker Rule and the Basel III regulatory capital rules, may have on our business, in the Item 1 Business, Regulation section in this report.

RJ&A, RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of September 30, 2014.
RJ Ltd. is subject to the Minimum Capital Rule (Dealer Member Rule No. 17 of IIROC and the Early Warning System (Dealer Member Rule No. 30 of IIROC)). See the discussion in Note 26 where each of these rules is described. RJ Ltd. is not in Early Warning Level 1 or Level 2 at September 30, 2014.

RJF and RJ Bank are subject to various regulatory and capital requirements. Under the regulatory framework for prompt corrective action, RJF and RJ Bank met the requirements to be categorized as “well capitalized” as of September 30, 2014. One of RJ Bank’s U.S. subsidiaries is an agreement corporation and is also subject to regulation by the Fed. As of September 30, 2014, this RJ Bank subsidiary met the capital adequacy guideline requirements.

Index

The maintenance of certain risk-based regulatory capital levels could impact various capital allocation decisions impacting one or more of our businesses.  However, due to the strong capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have any negative impact on our future business activities.

See Note 26 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on regulatory and capital requirements.

Critical accounting estimates

The consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during any reporting period in our consolidated financial statements. Management has established detailed policies and control procedures intended to ensure the appropriateness of such estimates and assumptions and their consistent application from period to period. For a description of our significant accounting policies, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K.

We believe that of our accounting estimates and assumptions, those described below involve a high degree of judgment and complexity. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. Therefore, understanding these critical accounting estimates is important in understanding the reported results of our operations and our financial position.

Valuation of certain financial instruments, investments and other assets

The use of fair value to measure financial instruments, with related gains or losses recognized in our Consolidated Statements of Income and Comprehensive Income, is fundamental to our financial statements and our risk management processes.

“Trading instruments” and “available for sale securities” are reflected in the Consolidated Statements of Financial Condition at fair value or amounts that approximate fair value. Unrealized gains and losses related to these financial instruments are reflected in our net income or our total comprehensive income, depending on the underlying purpose of the instrument.

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

Level 2-Financial instruments reported in Level 2 include those that have pricing inputs that are other than quoted prices in active markets, but which are either directly or indirectly observable as of the reporting date (i.e. prices for similar instruments). Instruments that are generally included in this category are equity securities that are not actively traded, corporate obligations infrequently traded, certain government and municipal obligations, interest rate swaps, certain asset-backed securities (“ABS”),

Index

certain collateralized mortgage obligations (“CMOs”), certain MBS, our derivative instruments, corporate loans and nonrecurring fair value measurements for certain loans held for sale, impaired loans and other real estate owned (“OREO”).

Level 3-Financial instruments reported in Level 3 have little, if any, market activity and are measured using our best estimate of fair value, where the inputs into the determination of fair value are both significant to the fair value measurement and unobservable. These valuations require significant judgment or estimation. Instruments in this category generally include: equity securities with unobservable inputs such as those investments made in our principal capital activities, certain non-agency ABS, I/O Strips, certain municipal and corporate obligations which include ARS, and nonrecurring fair value measurements for certain impaired loans.

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

See Notes 5, 6, 7 and 18 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information on our financial instruments.

Level 3 assets and liabilities

As of September 30, 2014, 9% of our total assets and 3% of our total liabilities are instruments measured at fair value on a recurring basis, which are nearly unchanged from such measures as of September 30, 2013.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $417 million as of September 30, 2014 and represent 21% of our assets measured at fair value. Of the Level 3 assets as of September 30, 2014, our private equity investments comprise $212 million, or 51% of the total, and our ARS positions comprise $201 million, or 48% of the total.  Our Level 3 assets decreased $52 million, or 11% as compared to the September 30, 2013 level, primarily as a result of sales and redemptions of ARS which generated proceeds of $51.2 million and a gain of $7.1 million in the year ended September 30, 2014 (see Note 7 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information). Level 3 assets represent 9.4% of total equity as of September 30, 2014, reflecting a decrease from the 11.7% of total equity measure as of September 30, 2013.

Financial instruments which are liabilities categorized as Level 3 amount to $58 thousand as of September 30, 2014 and represent less than 1% of liabilities measured at fair value, which is unchanged from such measure at September 30, 2013.

Valuation techniques

The fair value for certain of our financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with GAAP, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, our definition of actively traded is based on average daily volume and other market trading statistics. We have determined the market for certain other types of financial instruments, including certain CMOs, ABS, certain collateralized debt obligations and ARS, to be volatile, uncertain or inactive as of both September 30, 2014 and 2013. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. We considered the inactivity of the market to be evidenced by several factors, including a continued decreased price transparency caused by decreased volume of trades relative to historical levels, stale transaction prices and transaction prices that varied significantly either over time or among market makers.

The specific valuation techniques utilized for the categorization of certain financial instruments with the most significant carrying values that are presented in our Consolidated Statements of Financial Condition as of September 30, 2014 are described below.

Index

Trading instruments and trading instruments sold but not yet purchased

Trading securities are comprised primarily of the financial instruments held by our broker-dealer subsidiaries (see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-K for more information). When available, we use quoted prices in active markets to determine the fair value of these securities. Such instruments are classified within Level 1 of the fair value hierarchy. Examples include exchange traded equity securities and liquid government debt securities. As of September 30, 2014, 7% our gross trading security assets and 70% of our gross trading securities sold but not yet purchased, are classified as Level 1 of the fair value hierarchy.

When instruments are traded in secondary markets and quoted market prices do not exist for such securities, we utilize valuation techniques, including matrix pricing, to estimate fair value. Matrix pricing generally utilizes spread-based models periodically re-calibrated to observable inputs such as market trades, or to dealer price bids in similar securities in order to derive the fair value of the instruments. Valuation techniques may also rely on other observable inputs such as yield curves, interest rates and expected principal repayments, and default probabilities. Instruments valued using these inputs are typically classified within Level 2 of the fair value hierarchy. Examples include certain municipal debt securities, corporate debt securities, agency MBS, and restricted equity securities in public companies. We utilize prices from independent services to corroborate our estimate of fair value. Depending upon the type of security, the pricing service may provide a listed price, a matrix price, or use other methods including broker-dealer price quotations. As of September 30, 2014, 93% our gross trading security assets and 30% of our gross trading securities sold but not yet purchased, are classified as Level 2 of the fair value hierarchy.

Positions in illiquid trading securities that do not have readily determinable fair values require significant judgment or estimation. For these securities, we use pricing models, discounted cash flow methodologies, or similar techniques. Assumptions utilized by these techniques include estimates of future delinquencies, loss severities, defaults and prepayments, or redemptions. Securities valued using these techniques are classified within Level 3 of the fair value hierarchy. For certain CMOs, where there has been limited activity or less transparency around significant inputs to the valuation, such as assumptions regarding performance of the underlying mortgages, these securities are currently classified within Level 3 of the fair value hierarchy. As of September 30, 2014, less than 1% of our gross trading security assets, and none of our trading instruments sold but not yet purchased, are classified as Level 3 of the fair value hierarchy.

We enter into derivatives contracts as part of our fixed income operations in either over-the-counter market activities, or through “matched book” activities. See Note 18 of the Notes to Consolidated Financial Statements in this Form 10-K for more information.

Fair values for the interest rate derivative contracts arising from our over-the-counter market activities are obtained from internal pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value, yield curve and other volatility factors underlying the positions. Since our model inputs can be observed in a liquid market and the models do not require significant judgment, such derivative contracts are classified within Level 2 of the fair value hierarchy. We utilize values obtained from third party counterparty derivatives dealers to corroborate the output of our internal pricing models. The fair value of any cash collateral exchanged as part of the interest rate swap contract is netted, by counterparty, against the fair value of the derivative instrument.

Fair value for our matched book derivatives are determined using an internal model which includes inputs from independent pricing sources to project future cash flows under each underlying derivative contract. The cash flows are discounted to determine the present value. Since any changes in fair value are completely offset by an opposite change in the offsetting transaction position, there is no net impact on our Consolidated Statements of Income and Comprehensive Income from changes in the fair value of these derivative instruments. We record the value of each matched book derivative position held at fair value, as either an asset or an offsetting liability, presented as “derivative instruments associated with offsetting matched book positions” as applicable, on our Consolidated Statements of Financial Condition.

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

Index

Available for sale securities

Available for sale securities are comprised primarily of MBS, CMOs, and other equity securities held predominately by RJ Bank (the “RJ Bank AFS Securities”), and ARS held by a non-broker-dealer subsidiary of RJF (collectively referred to as the “RJF AFS Securities”). Of the RJF AFS Securities, 64% of the portfolio is classified as Level 2 and 36% is classified as Level 3, of the fair value hierarchy.

Debt and equity securities classified as available for sale are reported at fair value with unrealized gains and losses, net of deferred taxes, recorded through other comprehensive (loss) income and thereafter presented in shareholders’ equity as a component of accumulated other comprehensive (loss) income (“AOCI”) unless the loss is considered to be other-than-temporary, in which case the related credit loss portion is recognized as a loss in other revenue. Realized gains and losses on sales of such securities are recognized using the specific identification method and reflected in other revenue in the period they are sold.

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

For senior non-agency securities within the RJ Bank AFS Securities where a significant difference exists between the primary third party pricing service bid quotation and the secondary third party pricing service, we utilize a discounted cash flow analysis to determine which third party price quote is more representative of fair value under the current market conditions. The fair values for most senior non-agency securities at September 30, 2014 were based on the respective primary third party pricing service bid quotation. Securities measured using these valuation techniques are generally classified within Level 2 of the fair value hierarchy.

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

For any RJF AFS Securities in an unrealized loss position at the reporting period end, we make an assessment whether these securities are impaired on an other-than-temporary basis. In order to evaluate our risk exposure and any potential impairment of these securities, on at least a quarterly basis, we review the characteristics of each security owned such as, where applicable, collateral type, delinquency and foreclosure levels, credit enhancement, projected loan losses, collateral coverage, the presence of U.S. government or government agency guarantees, and issuer credit rating. The following factors are considered to determine whether an impairment is other-than-temporary: our intention to sell the security, our assessment of whether it is more likely than not that we will be required to sell the security before the recovery of its amortized cost basis, and whether the evidence indicating that we will recover the amortized cost basis of a security in full outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end, recent events specific to the issuer or industry, and forecasted performance of the security. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written-down to fair value with the credit loss portion of the write-down recorded as a realized loss in other revenue and the non-credit portion of the write-down recorded net of deferred taxes in other comprehensive (loss) income and are thereafter presented in equity as a component of AOCI. The credit loss portion of the write-down is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security. The previous amortized cost basis of the security less the other-than-temporary impairment recognized in earnings establishes the new cost basis for the security.

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

Private equity investments

Private equity investments, held in our Other segment, consist of various direct and third party private equity and merchant banking investments and comprise 51% of all of our Level 3 assets as of September 30, 2014. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets. As a result, these values cannot be determined with precision and the calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument.

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

Goodwill impairment

Goodwill, under GAAP, must be allocated to reporting units and tested for impairment at least annually. The annual goodwill impairment testing involves the application of significant management judgment, especially when estimating the fair value of its reporting units.

We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  We have elected December 31 as our annual goodwill impairment evaluation date. During the quarter ended March 31, 2014, we performed a qualitative assessment evaluating the balances as of December 31, 2013 for each reporting unit that includes an allocation of goodwill to determine whether it is more likely than not that the carrying value of such reporting unit, including the recorded goodwill, is in excess of the fair value of the reporting unit. In any instance in which we are unable to qualitatively conclude that it is more likely than not that the fair value of the reporting unit exceeds the reporting unit carrying value including goodwill, a quantitative analysis of the fair value of the reporting unit would be performed. Based upon the outcome of our qualitative assessment, we determined that no quantitative analysis of the fair value of any reporting unit as of December 31, 2013 was required, and we concluded that none of the goodwill allocated to any of our reporting units as of December 31, 2013 was impaired. No events have occurred since December 31, 2013 that would cause us to update our latest annual impairment testing.

Of our total September 30, 2014 goodwill balance of $295 million: $230 million arose from our fiscal year 2012 acquisition of Morgan Keegan (now part of RJ&A, see Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K for further information regarding the Morgan Keegan acquisition), $33 million arose from our fiscal year 2001 acquisition of Goepel McDermid, Inc. (now RJ Ltd.), $30 million arose from our fiscal year 1999 acquisition of Roney & Co. (now part of RJ&A), and $2 million arose from our fiscal year 2011 acquisition of Howe Barnes Hoefer & Arnett (now a part of RJ&A). This goodwill was allocated to reporting units; $174.6 million is included in the PCG segment and $120.9 million is included in the Capital Markets segment.

Deterioration in economic market conditions, especially those impacting revenues reported in our PCG and Capital Markets segments, as well as increased costs arising from the effects of recent regulatory or legislative changes, may result in declines in reporting unit performance beyond management’s current expectations. Declines in reporting unit performance, increases in equity capital requirements, or increases in the estimated cost of equity, could cause the estimated fair values of our reporting units or their associated goodwill to decline, which could result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.

Index

Loss provisions

Loss provisions arising from legal proceedings

The recorded amount of liabilities related to legal proceedings is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing legal liabilities, see the “Legal liabilities” section of Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K.

Loss provisions arising from operations of our Broker-Dealers

The recorded amount of liabilities associated with brokerage client receivables and loans to financial advisors and certain key revenue producers, is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing these broker-dealer related liabilities, see the “Brokerage client receivables, loans to financial advisors and allowance for doubtful accounts” section of Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K.

Loan loss provisions arising from operations of RJ Bank

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio. Refer to Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K for discussion of RJ Bank’s policies regarding the allowance for loan losses, and refer to Note 9 of the Notes to Consolidated Financial Statements in this Form 10-K for quantitative information regarding the allowance balances as of September 30, 2014.

The provision for loan losses in fiscal year 2014 includes $1.6 million resulting from the impact of our internal corporate loan classification changes as a result of the banking regulators’ annual Shared National Credit (“SNC”) examination. The SNC exam included a review which represented 83% of the total held for investment corporate portfolio at such time. The impact of the SNC exam results from differences in judgment applicable to a limited number of the credits reviewed in the annual exam. We incorporate all regulatory trends observed during each annual SNC exam into our internal ratings methodology. The limited number of loans with ratings differences, the lengthy period between SNC exams, and the lack of a consistent pattern of credit characteristics leading to the loan ratings differences from year to year will cause the results of any year’s exam to be unpredictable and result in some changes from our internal ratings. Based on these factors, however, we do not believe the SNC exam results to be indicative of current policies resulting in inaccurate loan classifications that need to be changed, rather, are differences in judgment and are not indicative of future trends in the subsequent year. We do not always incorporate loan classification upgrades that result from the SNC exam. Thus, based on this policy, the results of the annual SNC exam on our portfolio may result in an increase to our provision for loan losses for the respective period these results become known. Given the relatively high percentage of SNC loans in our total corporate loan portfolio and the probability that regulators are likely to have a different view on some loans in our portfolio, the impact from each annual SNC exam may be material to any fiscal year’s provision for loan losses should the credit ratings changes resulting from such exam be numerous, significant (meaning more than a one notch classification change), or associated with considerably large loans in our portfolio.
The provision for loan losses in fiscal year 2013 included $5.6 million resulting from the impact of the respective period’s annual SNC exam. This prior year exam included a review which which represented 80% of the total held for investment corporate loan portfolio at such time.
At September 30, 2014, the amortized cost of all RJ Bank loans was $11.1 billion and an allowance for loan losses of $147.6 million was recorded against that balance. The total allowance for loan losses is equal to 1.33% of the amortized cost of the loan portfolio.
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

Effects of recently issued accounting standards, and accounting standards not yet adopted

In March 2013, the FASB issued new guidance intended to clarify the applicable guidance for the release of the cumulative translation adjustment when either an entity ceases to have a controlling financial interest in a subsidiary or involving an equity method investment that is a foreign entity. The new guidance is intended to resolve the diversity in current practice in the accounting for the release of the cumulative translation adjustment into net income for sales or transfers of a controlling financial interest that is in a foreign entity. This new guidance is first effective for our financial report covering the quarter ended December 31, 2014, however early adoption is permitted as long as an entity that adopts the guidance early applies the new guidance as of the beginning of the fiscal year of adoption. Through September 30, 2014, we did not have any transactions with our foreign entities that fell within the scope of this clarifying guidance, therefore we did not adopt this guidance early. Given that this guidance applies to entity specific transactions, we are unable to estimate the financial impact, if any, this clarifying guidance may have on our financial position or results of operations.

In June 2013, the FASB issued new guidance intended to amend the scope, measurement and disclosure requirements for investment companies.  The new guidance is intended to change the approach to the investment company assessment, clarify the characteristics of an investment company, require an investment company to measure noncontrolling ownership interests in other investment companies at fair value and requires additional disclosures about the investment company.  This new guidance is first effective for our financial report covering the quarter ending December 31, 2014, early adoption is prohibited.  We do not anticipate that the adoption of this new guidance will have any material impact on our financial position, results of operations or disclosures.

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

Index

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

In August 2014, the FASB issued amended guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance: (1) provides for a definition of substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of managements plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This new guidance is first effective for our interim financial report covering the quarter ending after December 31, 2016, with early adoption permitted. The adoption of this guidance is not anticipated to have any impact on our consolidated financial statements or related disclosures.

In November 2014, the FASB issued amended guidance regarding the accounting for hybrid financial instruments (which in this context would apply to any shares of RJF stock that include embedded derivative features such as conversion rights, redemption rights, voting rights, and liquidation and dividend payment preferences) issued in the form of a share. The new guidance clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. This new guidance is first effective for our interim financial report covering the quarter ending December 31, 2016, early adoption is permitted. We are currently evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

In November 2014, the FASB issued guidance that provides an acquired entity with an option to apply pushdown accounting in its separate financial statements in the reporting period in which a change-in-control event occurs. This new guidance is effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events. The adoption of this guidance is not anticipated to have any impact on our consolidated financial statements or related disclosures, but could impact certain separately issued financial statements of our subsidiaries.

Off-Balance Sheet arrangements

Information concerning our off-balance sheet arrangements is included in Note 27 of the Notes to Consolidated Financial Statements in this Form 10-K.

Index

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

See Notes 2, 5 and 6 of the Notes to Consolidated Financial Statements in this Form 10-K for information regarding the fair value of trading inventories associated with our broker-dealer client facilitation, market making and proprietary trading activities in addition to RJ Bank’s securitizations. See Note 7 of the Notes to Consolidated Financial Statements in this Form 10-K for information regarding the fair value of available for sale securities.

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

Index

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

We have chosen the historical period of twelve months to be representative of the current interest rate and equity markets.  We utilize stress testing to complement our VaR analysis so as to measure risk under historical and hypothetical adverse scenarios.  VaR results are indicative of relatively recent changes in general interest rates and equity markets and are not designed to capture historical stress periods beyond the twelve month historical period. Back testing procedures performed include comparing projected VaR results to regulatory-defined daily trading losses, which excludes fees, commissions, reserves, net interest income, and intraday trading, as required by the MRR.  We then verify that the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the year ended September 30, 2014, the reported regulatory-defined daily loss in our trading portfolios did not exceed the predicted VaR on any trading day.

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

The following table sets forth the high, low, and daily average VaR for all of our trading portfolios, including fixed income, equity, and derivative instruments, as of the period and dates indicated:

	Year ended September 30, 2014			VaR at September 30,
	High	Low	Daily Average	2014	2013
	(in thousands)
Daily VaR	$2,647	$464	$1,449	$565	$1,471

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

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS which are issued on behalf of various state and local HFA (see further description of these activities in the Item 1 Business, Capital Markets, Trading section in this report). These activities result in exposure to interest rate risk. In order to hedge the interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into to be announced (“TBA”) security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future. See Notes 2 and 21 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding these activities and the related balances outstanding as of September 30, 2014.

See Note 18 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding our derivative financial instruments.

Index

Banking operations

RJ Bank maintains an earning asset portfolio that is comprised of C&I loans, tax-exempt loans, SBL, and commercial and residential real estate loans, as well as deposits at other banks, other investments, MBS, CMOs, SBA loan securitizations and a trading portfolio of corporate loans.  Those earning assets are primarily funded by RJ Bank’s obligations to customers (i.e. customer deposits).  Based on its current earning asset portfolio, RJ Bank is subject to interest rate risk.  The current economic environment has led to an extended period of low market interest rates.  As a result, the majority of RJ Bank’s adjustable rate assets and liabilities have experienced a reduction in interest rate yields and costs that reflect these very low market interest rates.  During the year, RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. This committee uses several measures to monitor and limit RJ Bank’s interest rate risk including scenario analysis and economic value of equity (“EVE”).

Simulation models and estimation techniques are used to assess the sensitivity of the net interest income stream to movements in interest rates. Assumptions about consumer behavior play an important role in these calculations; this is particularly relevant for loans such as mortgages where the client has the right, but not the obligation, to repay before the scheduled maturity. To ensure that RJ Bank is within its limits established for net interest income, a sensitivity analysis of net interest income to interest rate conditions is estimated for a variety of scenarios. RJ Bank utilizes an internally developed asset/liability model using standard industry software to analyze the available data. The model estimates changes in net interest income by calculating interest income and interest expense from existing assets and liabilities using current repricing, prepayment, and volume assumptions. Various interest rate scenarios are modeled in order to determine the effect those scenarios may have on net interest income.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own internal asset/liability model:

Instantaneous changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)
+300	$389,430	8.14%
+200	$386,727	7.39%
+100	$385,480	7.04%
0	$360,117	—
-25	$350,009	(2.81)%

Refer to the Net Interest section of MD&A, in Item 7 of this report, for a discussion and estimate of the potential favorable impact on RJF’s pre-tax income that could result from a 100 basis point instantaneous rise in short-term interest rates applicable to RJF’s entire operations.

The EVE analysis is a point in time analysis of current interest-earning assets and interest-bearing liabilities, which incorporates all cash flows over their estimated remaining lives, discounted at current rates. The EVE approach is based on a static balance sheet and provides an indicator of future earnings and capital levels as the changes in EVE indicate the anticipated change in the value of future cash flows. RJ Bank monitors sensitivity to changes in EVE utilizing board approved limits. These limits set a risk tolerance to changing interest rates and assist RJ Bank in determining strategies for mitigating this risk as it approaches these limits.

The following table presents an analysis of RJ Bank’s estimated EVE sensitivity based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own internal asset/liability model:

Instantaneous changes in rate	Projected change in EVE

+300	(7.02)%
+200	(2.39)%
+100	2.71%
0	—
-25	(2.13)%

Index

The following table shows the contractual maturities of RJ Bank’s loan portfolio at September 30, 2014, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One year or less	>One year – five years	> 5 years	Total
	(in thousands)
Loans held for sale	$—	$148	$41,864	$42,012
Loans held for investment:
C&I loans	38,278	3,542,103	2,841,966	6,422,347
CRE construction loans	28,961	47,772	17,462	94,195
CRE loans	152,752	1,257,298	279,113	1,689,163
Tax-exempt loans	—	—	122,218	122,218
Residential mortgage loans	2,731	15,094	1,733,922	1,751,747
Consumer loans	1,018,711	4,991	46	1,023,748
Total loans held for investment	1,241,433	4,867,258	4,994,727	11,103,418
Total loans	$1,241,433	$4,867,406	$5,036,591	$11,145,430

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at September 30, 2014:

	Interest rate type
	Fixed	Adjustable		Total(1)
	(in thousands)
Loans held for sale	$4,622	$37,390		$42,012
Loans held for investment:
C&I loans	8	6,384,061		6,384,069
CRE construction loans	—	65,234		65,234
CRE loans	39,127	1,497,284		1,536,411
Tax-exempt loans	122,218	—		122,218
Residential mortgage loans	253,009	1,496,007	(2)	1,749,016
Consumer loans	5,037	—		5,037
Total loans held for investment	419,399	9,442,586		9,861,985
Total loans	$424,021	$9,479,976		$9,903,997

(1)	Excludes any net unearned income and deferred expenses.

(2)	See the “Credit risk” discussion within Item 7A of this report for additional information regarding RJ Bank’s interest-only loan portfolio and related repricing schedule.

Equity price risk

We are exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A and RJ Ltd. RJ&A’s broker-dealer activities are primarily client-driven, with the objective of meeting clients’ needs while earning a trading profit to compensate for the risk associated with carrying inventory.  RJ Ltd. has a proprietary trading business; the average aggregate inventory of equity securities held for proprietary trading by RJ Ltd. during the year ended September 30, 2014 was CDN $8.7 million.  We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.

Foreign exchange risk

We are subject to foreign exchange risk due to certain loans held by RJ Bank denominated in Canadian currency, cash or financial instruments denominated in either euro’s or pound sterling that are held by one of our subsidiaries domiciled in Europe, and our investments in various foreign subsidiaries.

Index

We have foreign exchange risk in our investment in RJ Ltd., of approximately CDN $248 million at September 30, 2014, which is not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in other comprehensive (loss) income (“OCI”) on our Consolidated Statements of Income and Comprehensive Income.

To mitigate a portion of our risk associated with certain net investments in foreign subsidiaries, RJ Bank’s U.S. subsidiaries hedge the foreign exchange risk related to their investment in a Canadian subsidiary utilizing short-term, forward foreign exchange contracts.  These derivative agreements are accounted for as net investment hedges in the consolidated financial statements and thus have no financial impact. See Note 18 of the Notes to Consolidated Financial Statements in this Form 10-K for further information regarding these derivative contracts.

During most of fiscal year 2014, we had foreign exchange risk associated with Canadian currency denominated loans held by RJ Bank, which were not hedged. Refer to the discussion of foreign currency gains/losses in Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the RJ Bank segment discussion, in this report. During September 2014, RJ Bank transferred these Canadian currency denominated loans to its Canadian subsidiary, whose investment is hedged as described in the preceding paragraph. Accordingly, RJ Bank has only an insignificant exposure to foreign exchange risk as of September 30, 2014.

We have foreign exchange risk associated with our investment in subsidiaries located in the UK, Europe and South America. These investments are not hedged and are not material individually or in the aggregate.

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

Our client activities involve the execution, settlement, and financing of various transactions on behalf of our clients. Client activities are transacted on either a cash or margin basis. Credit exposure results from client margin accounts, which are monitored daily and are collateralized. We monitor exposure to industry sectors and individual securities and perform analysis on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions. In addition, when clients execute a purchase, we are at some risk that the client will renege on the trade. If this occurs, we may have to liquidate the position at a loss. However, most private clients have available funds in the account before the trade is executed.

We offer loans to financial advisors and certain key revenue producers, primarily for recruiting and retention purposes. We have credit risk and may incur a loss in the event that such borrower declares bankruptcy or is no longer affiliated with us. Historically, such losses have not been significant due to our strong advisor retention and successful collection efforts.

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

The valuation of the non-agency CMOs held as available for sale securities by RJ Bank is impacted by the credit risk associated with the underlying residential loans. Underlying loan characteristics associated with this risk are considered in valuing these

Index

securities. ARS held by a non-broker-dealer subsidiary of RJF is impacted by the credit worthiness of the ARS issuer. See Note 7 of the Notes to Consolidated Financial Statements in this Form 10-K for more information.

RJ Bank has substantial corporate, SBL and residential mortgage loan portfolios.  A significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector or sectors where RJ Bank has a concentration could result in large provisions for loan losses and/or charge-offs.

RJ Bank’s strategy for credit risk management includes well-defined credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all corporate, residential and SBL credit exposures. The strategy also includes diversification on a geographic, industry and customer level, regular credit examinations and management reviews of all corporate loans and individual delinquent residential loans. The credit risk management process also includes an annual independent review of the credit risk monitoring process that performs assessments of compliance with corporate and residential mortgage credit policies, risk ratings, and other critical credit information. RJ Bank seeks to identify potential problem loans early, record any necessary risk rating changes and charge-offs promptly and maintain appropriate reserve levels for probable incurred loan losses. RJ Bank utilizes a comprehensive credit risk rating system to measure the credit quality of individual corporate loans and related unfunded lending commitments, including the probability of default and/or loss given default of each corporate loan and commitment outstanding. For its SBL and residential mortgage loans, RJ Bank utilizes the credit risk rating system used by bank regulators in measuring the credit quality of each homogeneous class of loans.

RJ Bank’s allowance for loan losses methodology are described in the Critical Accounting Estimates section of this Item 7 and Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K. As RJ Bank’s loan portfolio is segregated into six portfolio segments, likewise, the allowance for loan losses is segregated by these same segments.  The risk characteristics relevant to each portfolio segment are as follows:

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

Tax-exempt: Loans in this segment are made to governmental and nonprofit entities and are generally secured by a pledge of revenue, and in some cases, by a security interest in or a mortgage on the asset being financed. For loans to governmental entities, repayment is expected from a pledge of certain revenues or taxes. For nonprofit entities, repayment is expected from revenues which may include fundraising proceeds. These loans are subject to demographic risk therefore, much of the credit assessment of tax-exempt loans is driven by the entity’s revenue base and general economic environment. Adverse developments in either of these areas may have a negative effect on the credit quality of loans in this segment.

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

SBL:  Loans in this segment are secured by marketable securities at advance rates consistent with industry standards. These loans are monitored daily for adherence to LTV guidelines and when a loan exceeds the required LTV, a collateral call is

Index

issued. Past due loans are minimal as any past due amounts result in a notice to the client for payment or the potential sale of securities which will bring the loan current and may bring the loan within the prescribed LTV guidelines.

In evaluating credit risk, RJ Bank considers trends in loan performance, the level of allowance coverage relative to similar banking institutions, industry or customer concentrations, the loan portfolio composition and macroeconomic factors. During fiscal year 2014 corporate profit levels continued to improve but have remained weak as compared to historic levels. Unemployment rates have declined, but remain high. Retail sales continue to be sluggish and credit quality trends, while improved in some sectors, remain somewhat tenuous. The volatility in residential home values in certain geographies has continued to have an impact on residential mortgage loan performance. All of these factors have a potentially negative impact on loan performance and net charge-offs. However, during fiscal year 2014, corporate borrowers have continued to access the markets for new equity and debt.

Several factors were taken into consideration in evaluating the allowance for loan losses at September 30, 2014, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. RJ Bank further stratified the performing residential mortgage loan portfolio based upon updated LTV estimates with higher reserve percentages allocated to the higher LTV loans. Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate.

Changes in the allowance for loan losses of RJ Bank are as follows:

	For the year ended September 30,
	2014	2013	2012	2011	2010
	($ in thousands)
Allowance for loan losses, beginning of year	$136,501	$147,541	$145,744	$147,084	$150,272
Provision for loan losses	13,565	2,565	25,894	33,655	80,413
Charge-offs:
C&I loans	(1,845)	(813)	(10,486)	(458)	—
CRE loans	(16)	(9,599)	(2,000)	(15,204)	(56,402)
Residential mortgage loans	(2,015)	(6,771)	(15,270)	(22,501)	(30,837)
SBL	—	(254)	(96)	(255)	—
Total charge-offs	(3,876)	(17,437)	(27,852)	(38,418)	(87,239)
Recoveries:
C&I loans	16	117	—	—	—
CRE loans	80	1,680	1,074	1,670	2,349
Residential mortgage loans	1,998	2,299	2,543	1,744	1,289
SBL	35	32	21	9	—
Total recoveries	2,129	4,128	3,638	3,423	3,638
Net charge-offs	(1,747)	(13,309)	(24,214)	(34,995)	(83,601)
Foreign exchange translation adjustment	(745)	(296)	117	—	—
Allowance for loan losses, end of year	$147,574	$136,501	$147,541	$145,744	$147,084

Allowance for loan losses to total bank loans outstanding	1.33%	1.52%	1.81%	2.18%	2.36%

The primary factors impacting the provision for loan losses during the year were significant loan portfolio growth, which was partially offset by a decrease in corporate criticized loans including the favorable resolution of corporate problem loans, lower LTV ratios in the residential mortgage loan portfolio, and a reduction in delinquent residential mortgage loans.  The allowance for loan losses of $147.6 million as of September 30, 2014 increased $11.1 million from the prior year due to significant loan growth, yet reflected the positive impact from improved economic conditions as the allowance for loan losses to total bank loans outstanding declined to 1.33% at September 30, 2014 from 1.52% at September 30, 2013.

The current year’s provision for loan loss also includes $1.6 million resulting from the impact of the banking regulators’ annual SNC exam. The prior year’s provision for loan losses included $5.6 million resulting from the impact of the respective period’s annual SNC exam (see the “loan loss provisions arising from operations of RJ Bank” section of the Critical Accounting Estimates in this Item 7, for additional information regarding the annual SNC exam).

Index

The following table presents net loan charge-offs and the percentage of net loan charge-offs to the average outstanding loan balances by loan portfolio segment:

	For the year ended September 30,
	2014		2013		2012
	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$(1,829)	0.03%	$(696)	0.01%	$(10,486)	0.22%
CRE loans	64	—	(7,919)	0.73%	(926)	0.11%
Residential mortgage loans	(17)	—	(4,472)	0.26%	(12,727)	0.73%
SBL	35	—	(222)	0.05%	(75)	0.08%
Total	$(1,747)	0.02%	$(13,309)	0.15%	$(24,214)	0.32%

	For the year ended September 30,
	2011		2010
	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$(458)	0.01%	$—	—
CRE loans	(13,534)	1.70%	(54,053)	5.56%
Residential mortgage loans	(20,757)	1.12%	(29,548)	1.34%
SBL	(246)	3.55%	—	—
Total	$(34,995)	0.56%	$(83,601)	1.30%

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. The 87% decline in net charge-offs compared to the prior year was primarily attributable to reductions in net charge-offs within the CRE and residential mortgage loan portfolios. The net charge-offs in the residential mortgage loan portfolio in fiscal year 2014 reflect recoveries of $2 million, which are becoming prevalent in the residential mortgage loan portfolio as home price appreciation over the past several quarters has resulted in loan balances being collected through sale or refinance proceeds that exceed written down balances.

Index

The table below presents nonperforming loans and total allowance for loan losses:

	September 30, 2014		September 30, 2013		September 30, 2012
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	(in thousands)
Loans held for investment:
C&I loans	$—	$(103,179)	$89	$(95,994)	$19,517	$(92,409)
CRE construction loans	—	(1,594)	—	(1,000)	—	(739)
CRE loans	18,876	(25,022)	25,512	(19,266)	8,404	(27,546)
Tax-exempt loans	—	(1,380)	—	—	—	—
Residential mortgage loans	61,789	(14,350)	76,357	(19,126)	78,739	(26,138)
SBL	—	(2,049)	—	(1,115)	—	(709)
Total	$80,665	$(147,574)	$101,958	$(136,501)	$106,660	$(147,541)
Total nonperforming loans as a % of RJ Bank total loans	0.73%		1.14%		1.31%

	September 30, 2011		September 30, 2010
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	(in thousands)
Loans held for sale	$—	$(5)	$—	$(23)
Loans held for investment:
C&I loans	25,685	(81,267)	—	(60,464)
CRE construction loans	—	(490)	—	(4,473)
CRE loans	15,842	(30,752)	67,901	(47,771)
Residential mortgage loans	91,796	(33,210)	86,082	(34,297)
SBL	—	(20)	—	(56)
Total	$133,323	$(145,744)	$153,983	$(147,084)
Total nonperforming loans as a % of RJ Bank total loans	1.99%		2.47%

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased 21% during the year ended September 30, 2014.  This decrease was primarily due to a $15 million reduction in nonperforming residential mortgage loans and a $7 million reduction in nonperforming CRE loans. Included in nonperforming residential mortgage loans are $51 million in loans for which $27.9 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance.

The nonperfoming loans above excludes $13.5 million, $10.2 million, $12.9 million, $10.3 million, and $8.2 million as of September 30, 2014, 2013, 2012, 2011 and 2010 respectively, of residential troubled debt restructurings (“TDR”) which were returned to accrual status in accordance with our policy.

Loan underwriting policies

A component of RJ Bank’s credit risk management strategy is conservative, well-defined policies and procedures. RJ Bank’s underwriting policies for the major types of loans are:

SBL and residential mortgage loan portfolio

RJ Bank’s residential mortgage loan portfolio consists of first mortgage loans originated by RJ Bank via referrals from our PCG financial advisors and the general public as well as first mortgage loans purchased by RJ Bank. All of RJ Bank’s residential mortgage loans adhere to strict underwriting parameters pertaining to credit score and credit history, debt-to-income ratio of the borrower, LTV, and combined LTV (including second mortgage/home equity loans). Approximately 90% of the residential loans are fully documented loans and 98% of the residential mortgage loan portfolio is owner-occupant borrowers for their primary or second home residences, of which approximately 80% is for their primary residences. Approximately 20% of the first lien residential

Index

mortgage loans are ARMs with interest-only payments based on a fixed rate for an initial period of the loan, typically five to seven years, then become fully amortizing, subject to annual and lifetime interest rate caps. A high percentage of our originated 15 or 30-year fixed-rate mortgage loans are sold in the secondary market. RJ Bank’s SBL portfolio is comprised of loans fully collateralized by client’s marketable securities and represents approximately 9% of RJ Bank’s total loan portfolio. The underwriting policy for RJ Bank’s SBL primarily includes a review of collateral, including LTV, with a limited review of repayment history and the debt-to-income ratio of the borrower.

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

Corporate loan portfolio

RJ Bank’s corporate loan portfolio is comprised of approximately 420 borrowers, the majority of which are underwritten, managed and reviewed at RJ Bank’s corporate headquarters location, which facilitates close monitoring of the portfolio by credit risk personnel, relationship officers and senior RJ Bank executives. RJ Bank’s corporate loan portfolio is diversified among a number of industries in both the U.S. and Canada and comprised of project finance real estate loans, commercial lines of credit and term loans, the majority of which are participations in SNC or other large syndicated loans, and tax-exempt loans. RJ Bank is sometimes involved in the syndication of the loan at inception and some of these loans have been purchased in the secondary trading markets. As the process for evaluating the SNCs or other large syndications is consistent with the process for the other C&I, CRE and CRE construction loans in the portfolio, there is no additional credit risk with syndicated loans as compared to any other C&I, CRE and CRE construction loan in RJ Bank’s corporate loan portfolio. RJ Bank’s tax-exempt loans are long-term loans to governmental and nonprofit entities. These loans generally have lower overall credit risk, but are subject to other risks that are not usually present with corporate clients including the risk associated with the constituency served by a local government and the risk in ensuring an obligation has appropriate tax treatment. The remainder of the corporate loan portfolio is comprised of smaller participations and direct loans. There are no subordinated loans or mezzanine financings in the corporate loan portfolio.

Regardless of the source, all corporate loans are independently underwritten to RJ Bank credit policies and are subject to loan committee approval, and credit quality is monitored on an on-going basis by RJ Bank’s corporate lending staff. RJ Bank credit policies include criteria related to LTV limits based upon property type, single borrower loan limits, loan term and structure parameters (including guidance on leverage, debt service coverage ratios and debt repayment ability), industry concentration limits, secondary sources of repayment, municipality demographics, and other criteria. A large portion of RJ Bank’s corporate loans are to borrowers in industries in which we have expertise, through coverage provided by our Capital Markets research analysts. More than half of RJ Bank’s corporate borrowers are public companies. RJ Bank’s corporate loans are generally secured by all assets of the borrower, in some instances are secured by mortgages on specific real estate, and with respect to tax-exempt loans, are generally secured by a pledge of revenue. In a limited number of transactions, loans in the portfolio are extended on an unsecured basis. In addition, all corporate loans are subject to RJ Bank’s regulatory review.

Risk monitoring process

Another component of the credit risk strategy at RJ Bank is the ongoing risk monitoring and review processes for all residential, SBL and corporate credit exposures.  There are various other factors included in these processes, depending on the loan portfolio.

SBL and residential mortgage loans

We track and review many factors to monitor credit risk in RJ Bank’s SBL and residential mortgage loan portfolios. The qualitative factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, borrower credit scores, occupancy (i.e., owner occupied, second home or investment property), level of documentation, loan purpose, geographic concentrations, average loan size, and loan policy exceptions.  These qualitative measures, while considered and reviewed in establishing the allowance for loan losses, have generally not resulted in any quantitative adjustments to RJ Bank’s historical loss rates. In addition to historical loss rates, one other quantitative factor utilized for the performing residential mortgage loan portfolio is updated LTV ratios.

RJ Bank obtains the most recently available information (generally on a quarter lag) to estimate current LTV ratios on the individual loans in the performing residential mortgage loan portfolio.  Current LTV ratios are estimated based on the initial appraisal obtained at the time of origination, adjusted using relevant market indices for housing price changes that have occurred

Index

since origination.  The value of the homes could vary from actual market values due to change in the condition of the underlying property, variations in housing price changes within current valuation indices and other factors.

The current average estimated LTV is approximately 60% for the total residential mortgage loan portfolio. Residential mortgage loans with estimated LTVs between 100% and 120% represent only 2% of the residential mortgage loan portfolio and residential mortgage loans with estimated LTVs in excess of 120% represent less than 1% of the residential mortgage loan portfolio.  Credit risk management utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage loan portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

The marketable collateral securing RJ Bank’s SBL is monitored on a daily basis. Collateral adjustments are made by the borrower as necessary to ensure RJ Bank’s loans are adequately secured, resulting in minimizing its credit risk.

Residential mortgage loan delinquency levels are elevated by historical standards at RJ Bank due to the economic downturn and the high level of unemployment, however, the levels have improved during fiscal year 2014. Our SBL portfolio, however, has not experienced high levels of delinquencies to date.  At September 30, 2014 and September 30, 2013, there were no delinquent SBL.

At September 30, 2014, loans over 30 days delinquent (including nonperforming loans) decreased to 2.34% of residential mortgage loans outstanding, compared to 2.87% over 30 days delinquent at September 30, 2013.  Additionally, our September 30, 2014 percentage compares favorably to the national average for over 30 day delinquencies of 7.31% as most recently reported by the Fed.  RJ Bank’s significantly lower delinquency rate as compared to its peers is the result of both our uniform underwriting policies and the lack of non-traditional loan products and subprime loans.

The following table presents a summary of delinquent residential mortgage loans:

	Delinquent residential loans (amount)			Delinquent residential loans as a percentage of outstanding loan balances
	30-89 days	90 days or more	Total(1)	30-89 days	90 days or more	Total(1)
	($ in thousands)
September 30, 2014
Residential mortgage loans:
First mortgage loans	$4,756	$35,803	$40,559	0.27%	2.07%	2.34%
Home equity loans/lines	57	398	455	0.28%	1.96%	2.24%
Total residential mortgage loans	$4,813	$36,201	$41,014	0.27%	2.06%	2.34%

September 30, 2013
Residential mortgage loans:
First mortgage loans	$6,824	$43,004	$49,828	0.40%	2.49%	2.89%
Home equity loans/lines	—	372	372	—	1.66%	1.66%
Total residential mortgage loans	$6,824	$43,376	$50,200	0.39%	2.48%	2.87%

(1)	Comprised of loans which are two or more payments past due as well as loans in process of foreclosure.

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. With all whole loans purchased generally on a servicing-retained basis and all originated first mortgages serviced by a third party, the primary collection effort resides with the servicer. RJ Bank personnel direct and actively monitor the servicers’ efforts through extensive communications regarding individual loan status changes and requirements of timely and appropriate collection or property management actions and reporting, including management of third parties used in the collection process (appraisers, attorneys, etc.). Additionally, every residential mortgage loan over 60 days past due is reviewed by RJ Bank personnel monthly and documented in a written report detailing delinquency information, balances, collection status, appraised value, and other data points. RJ Bank senior management meets monthly to discuss the status, collection strategy and charge-off/write-down recommendations on every residential mortgage loan over 60 days past due. Updated collateral valuations are obtained for loans over 90 days past due and charge-offs are taken on individual loans based on these valuations.

Index

Credit risk is also managed by diversifying the residential mortgage loan portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

September 30, 2014		September 30, 2013
($ outstanding as a % of RJ Bank total assets)
2.9%	FL	3.0%	FL
2.0%	CA (1)	2.4%	CA (1)
0.9%	NY	1.2%	NY
0.7%	NJ	0.8%	NJ
0.6%	TX	0.7%	VA

(1)
The concentration ratio for the state of California excludes 1.0% for September 30, 2014 and 1.4% for September 30, 2013 for loans purchased from a large investment grade institution that have full repurchase recourse for any delinquent loans.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At September 30, 2014 and September 30, 2013, these loans totaled $307 million and $363 million, respectively, or approximately 20% of the residential mortgage loan portfolio during both time periods.  At September 30, 2014, the balance of amortizing, former interest-only, loans totaled $313.6 million.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at September 30, 2014, begins amortizing is 2.6 years.  The outstanding balance of loans that were interest-only at origination and based on their contractual terms are scheduled to reprice are as follows:

September 30, 2014
(in thousands)
One year or less	$195,347
Over one year through two years	9,365
Over two years through three years	7,219
Over three years through four years	23,863
Over four years through five years	22,119
Over five years	49,160
Total outstanding residential interest-only loan balance	$307,073

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	September 30, 2014	September 30, 2013
Residential first mortgage loan weighted-average LTV/FICO (1)	66%/754	66%/754

(1)	At origination. Small group of local loans representing less than 1% of residential portfolio excluded.

Corporate loans

Credit risk in RJ Bank’s corporate loan portfolio is monitored on an individual loan basis for trends in borrower operating performance, payment history, credit ratings, collateral performance, loan covenant compliance, annual SNC exam results, municipality demographics, and other factors including industry performance and concentrations. As part of the credit review process the loan grade is reviewed at least quarterly to confirm the appropriate risk rating for each credit. The individual loan ratings resulting from the annual SNC exam are incorporated in RJ Bank’s internal loan ratings when the ratings are received and if the SNC rating is lower on an individual loan than RJ Bank’s internal rating, the loan is downgraded. While RJ Bank considers historical SNC exam results in its loan ratings methodology, differences between the SNC exam and internal ratings on individual loans typically arise due to subjectivity of the loan classification process. These differences may result in additional provision for loan losses in periods when SNC exam results are received. See Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K, specifically the bank loans and allowances for losses section, and Critical Accounting Estimates in Item 7 in this report, for additional information on RJ Bank’s corporate loan portfolio and allowance for loan loss policies.

At September 30, 2014, other than loans classified as nonperforming, there was one government-guaranteed loan totaling $124 thousand that was delinquent greater than 30 days.

Index

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

September 30, 2014		September 30, 2013
($ outstanding as a % of RJ Bank total assets)
3.9%	Pharmaceuticals	3.5%	Media communications
3.6%	Office	3.4%	Business systems and services
3.2%	Automotive/transportation	3.3%	Automotive/transportation
3.2%	Retail real estate	3.1%	Pharmaceuticals
3.0%	Hospitality	3.1%	Retail real estate

Liquidity risk

See the section entitled “Liquidity and capital resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report for more information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cyber security incidents (see the section entitled “Our businesses depend on technology” in Item 1A, Risk Factors in this report for a discussion of certain cyber security risks). We operate different businesses in diverse markets and are reliant on the ability of our employees and systems to process a large number of transactions. These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes and complexity. In the event of a breakdown or improper operation of systems or improper action by employees, we could suffer financial loss, regulatory sanctions and damage to our reputation. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization and within such departments as Accounting, Operations, Information Technology, Legal, Compliance, Risk Management and Internal Audit. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate.

We have established an Operational Risk Management Committee, which is chaired by our Chief Operating Officer and is comprised of senior managers, to review and address operational risks across our businesses. The committee establishes risk appetite levels for major operational risks, monitors operating unit performance for adherence to defined risk tolerances, and establishes policies for risk management at the enterprise level.

Regulatory and legal risk

We have comprehensive procedures addressing regulatory capital requirements, sales and trading practices, use of and safekeeping of client funds, extension of credit, collection activities, money laundering and record keeping. We have designated Anti-money Laundering Officers in each of our subsidiaries who monitor compliance with regulations adopted under the Bank Secrecy Act and the USA PATRIOT Act. We act as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, we have financial and legal exposure. To manage this exposure, a committee of senior executives reviews proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

A Compliance and Standards Committee comprised of senior executives meets monthly to consider policy issues. The committee reviews material client or customer complaints and litigation, as well as issues in operating departments, for the purpose of identifying issues that present risk exposure to either us or our customers. The committee adopts policies to deal with these issues, which are then disseminated throughout our operations.

A Quality of Markets Committee meets regularly to monitor the best execution activities of our trading departments as they relate to customer orders. This committee is comprised of representatives from the OTC Trading, Listed Trading, Options, Municipal

Index

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

Our banking activities are highly regulated and subject to impact from changes in banking laws and regulations, including unanticipated rulings. Present economic conditions have led to rapid introduction of significant regulatory programs or changes affecting consumer protection and disclosure requirements, financial reporting, and regulatory restructuring. Regulatory requirements including recent changes to consumer and mortgage lending regulations, as well as new regulatory or government programs, are closely monitored and acted upon to ensure a timely response. See further discussion of our risks associated with new regulations, including the Dodd-Frank Act, in Item 1A, “Risk Factors” within this report.

Legal risk includes the risk of PCG client claims, the possibility of sizable adverse legal judgments, exposure to pre-Closing Date litigation matters of Morgan Keegan should Regions fail to honor its indemnification obligations (see Item 3 Legal Proceedings in this report and Note 21 of the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the Regions indemnification for such matters) and non-compliance with applicable legal and regulatory requirements. We are generally subject to extensive regulation in the different jurisdictions in which we conduct business. Regulatory oversight of the financial services industry has become increasingly demanding over the past several years and we, as well as others in the industry, have been directly affected by this increased regulatory scrutiny.

We have a number of outstanding claims resulting from, among other reasons, market conditions. While these claims may not be the result of any wrongdoing, we do, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion of our accounting policy regarding such matters in the loss provisions arising from legal proceedings section of “Critical Accounting Estimates” contained within Item 7, “Management’s Discussion of Analysis of Financial Condition and Results of Operations” in this report and in Note 2 of our Notes to Consolidated Financial Statements within this Form 10-K.

Index

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Raymond James Financial, Inc.:

We have audited the accompanying consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries (the “Company” or “Raymond James”) as of September 30, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raymond James as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Raymond James’ internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 25, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Tampa, Florida
November 25, 2014
Certified Public Accountants

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2014	2013
	(in thousands)
Assets:
Cash and cash equivalents	$2,199,063	$2,596,616
Assets segregated pursuant to regulations and other segregated assets	2,489,264	4,064,827
Securities purchased under agreements to resell and other collateralized financings	446,016	709,120
Financial instruments, at fair value:
Trading instruments	679,393	579,705
Available for sale securities	562,289	698,844
Private equity investments	211,666	216,391
Other investments	215,751	248,512
Derivative instruments associated with offsetting matched book positions	323,337	250,341
Receivables:
Brokerage clients, net	2,126,804	1,983,340
Stock borrowed	158,988	146,749
Bank loans, net	10,964,299	8,821,201
Brokers-dealers and clearing organizations	107,116	243,101
Loans to financial advisors, net	424,928	409,080
Other	544,180	407,329
Deposits with clearing organizations	150,457	126,405
Prepaid expenses and other assets	655,256	611,425
Investments in real estate partnerships held by consolidated variable interest entities	235,858	272,096
Property and equipment, net	245,401	244,416
Deferred income taxes, net	231,325	195,160
Goodwill and identifiable intangible assets, net	354,261	361,464
Total assets	$23,325,652	$23,186,122

(continued on next page)

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued from previous page)

	September 30,
	2014	2013
	($ in thousands)
Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$238,400	$220,656
Securities sold under agreements to repurchase	244,495	300,933
Derivative instruments associated with offsetting matched book positions, at fair value	323,337	250,341
Payables:
Brokerage clients	3,956,104	5,942,843
Stock loaned	417,383	354,377
Bank deposits	10,028,924	9,295,371
Brokers-dealers and clearing organizations	216,530	109,611
Trade and other	763,235	630,344
Other borrowings	654,916	84,076
Accrued compensation, commissions and benefits	814,359	741,787
Loans payable of consolidated variable interest entities	43,877	62,938
Corporate debt	1,190,836	1,194,508
Total liabilities	18,892,396	19,187,785
Commitments and contingencies (see Note 21)
Equity
Preferred stock; $.10 par value; authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Common stock; $.01 par value; authorized 350,000,000 shares; issued 146,103,658 at September 30, 2014 and 144,559,772 at September 30, 2013	1,444	1,429
Additional paid-in capital	1,239,046	1,136,298
Retained earnings	3,023,845	2,635,026
Treasury stock, at cost; 4,900,266 common shares at September 30, 2014 and 5,002,666 common shares at September 30, 2013	(121,211)	(120,555)
Accumulated other comprehensive (loss) income	(1,888)	10,726
Total equity attributable to Raymond James Financial, Inc.	4,141,236	3,662,924
Noncontrolling interests	292,020	335,413
Total equity	4,433,256	3,998,337
Total liabilities and equity	$23,325,652	$23,186,122

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended September 30,
	2014	2013	2012
	(in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$3,241,525	$3,007,711	$2,535,484
Investment banking	340,821	288,251	223,579
Investment advisory fees	362,362	282,755	223,850
Interest	480,886	473,599	453,258
Account and service fees	407,707	363,531	319,718
Net trading profit	64,643	34,069	55,538
Other	67,516	145,882	86,473
Total revenues	4,965,460	4,595,798	3,897,900
Interest expense	(104,091)	(110,371)	(91,369)
Net revenues	4,861,369	4,485,427	3,806,531
Non-interest expenses:
Compensation, commissions and benefits	3,312,635	3,054,027	2,620,058
Communications and information processing	252,694	257,366	195,895
Occupancy and equipment costs	161,683	157,449	134,199
Clearance and floor brokerage	39,875	40,253	39,422
Business development	139,672	124,387	118,712
Investment sub-advisory fees	52,412	37,112	29,210
Bank loan loss provision	13,565	2,565	25,894
Acquisition related expenses	—	73,454	59,284
Other	172,885	144,904	115,936
Total non-interest expenses	4,145,421	3,891,517	3,338,610
Income including noncontrolling interests and before provision for income taxes	715,948	593,910	467,921
Provision for income taxes	267,797	197,033	175,656
Net income including noncontrolling interests	448,151	396,877	292,265
Net (loss) income attributable to noncontrolling interests	(32,097)	29,723	(3,604)
Net income attributable to Raymond James Financial, Inc.	$480,248	$367,154	$295,869

Net income per common share – basic	$3.41	$2.64	$2.22
Net income per common share – diluted	$3.32	$2.58	$2.20
Weighted-average common shares outstanding – basic	139,935	137,732	130,806
Weighted-average common and common equivalent shares outstanding – diluted	143,589	140,541	131,791

Net income attributable to Raymond James Financial, Inc.	$480,248	$367,154	$295,869
Other comprehensive (loss) income, net of tax:(1)
Change in unrealized losses on available for sale securities and non-credit portion of other-than-temporary impairment losses	6,021	15,042	12,886
Change in currency translations and net investment hedges	(18,635)	(13,763)	6,166
Total comprehensive income	$467,634	$368,433	$314,921

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$4,966	$3,755	$17,144
Portion of pre-tax recoveries recognized in other comprehensive (loss) income	(4,993)	(4,391)	(22,419)
Net impairment losses recognized in other revenue	$(27)	$(636)	$(5,275)

(1)	All components of other comprehensive (loss) income, net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year ended September 30,
	2014	2013		2012
	(in thousands, except per share amounts)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,429	$1,404		$1,271
Issuance of shares, registered public offering	—	—		111	(1)
Other issuances	15	25		22
Balance, end of year	1,444	1,429		1,404

Additional paid-in capital:
Balance, beginning of year	1,136,298	1,030,288		565,135
Issuance of shares, registered public offering	—	—		362,712	(1)
Employee stock purchases	20,234	18,319		16,150
Exercise of stock options and vesting of restricted stock units, net of forfeitures	8,780	30,640		23,181
Restricted stock, stock option and restricted stock unit expense	65,410	58,689		52,538
Excess tax benefit from share-based payments	7,437	2,590		2,613
Purchase of additional equity interest in subsidiary	—	(4,531)		1,224
Other	887	303		6,735
Balance, end of year	1,239,046	1,136,298		1,030,288

Retained earnings:
Balance, beginning of year	2,635,026	2,346,563		2,125,818
Net income attributable to Raymond James Financial, Inc.	480,248	367,154		295,869
Cash dividends declared	(91,133)	(78,208)		(70,286)
Other	(296)	(483)		(4,838)
Balance, end of year	3,023,845	2,635,026		2,346,563

Treasury stock:
Balance, beginning of year	(120,555)	(118,762)		(95,000)
Purchases/surrenders	(2,173)	(8,214)		(19,416)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	1,517	6,421		(4,346)
Balance, end of year	(121,211)	(120,555)		(118,762)

Accumulated other comprehensive (loss) income: (2)
Balance, beginning of year	10,726	9,447		(9,605)
Net change in unrealized losses on available for sale securities and non-credit portion of other-than-temporary impairment losses, net of tax	6,021	15,042		12,886
Net change in currency translations and net investment hedges, net of tax	(18,635)	(13,763)		6,166
Balance, end of year	(1,888)	10,726		9,447
Total equity attributable to Raymond James Financial, Inc.	$4,141,236	$3,662,924		$3,268,940

Noncontrolling interests:
Balance, beginning of year	$335,413	$411,342		$324,226
Net (loss) income attributable to noncontrolling interests	(32,097)	29,723		(3,604)
Capital contributions	22,565	30,052		38,073
Distributions	(27,093)	(148,871)		(18,294)
Consolidation of acquired entity	—	7,592	(3)	—
Consolidation of private equity partnerships	—	—		78,394
Derecognition resulting from acquisition of additional interests	—	4,126		(665)
Other	(6,768)	1,449		(6,788)
Balance, end of year	292,020	335,413		411,342
Total equity	$4,433,256	$3,998,337		$3,680,282

(1)
During the year ended September 30, 2012, in a registered public offering, 11,075,000 common shares were issued generating approximately $363 million in net proceeds (after consideration of the underwriting discount and direct expenses of the offering).

(2)	All components of other comprehensive (loss) income are attributable to Raymond James Financial, Inc.

(3)	On December 24, 2012, we acquired a 45% interest in ClariVest Asset Management, LLC, see Notes 1 and 3 for discussion.

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$480,248	$367,154	$295,869
Net (loss) income attributable to noncontrolling interests	(32,097)	29,723	(3,604)
Net income including noncontrolling interests	448,151	396,877	292,265

Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	64,163	66,359	51,445
Deferred income taxes	(35,171)	(31,789)	2,044
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	(22,804)	(80,631)	(35,462)
Provisions for loan losses, legal proceedings, bad debts and other accruals	26,414	13,944	32,605
Share-based compensation expense	69,609	61,862	55,729
Goodwill impairment expense	—	6,933	—
Other	35,343	32,013	26,342
Net change in:
Assets segregated pursuant to regulations and other segregated assets	1,575,563	(1,280,628)	889,684
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	206,666	(191,207)	(209,656)
Stock loaned, net of stock borrowed	50,767	(15,731)	(357,956)
(Loans provided to) repayment of loans, to financial advisors, net	(34,067)	11,486	(229,259)
Brokerage client receivables and other accounts receivable, net	(159,562)	88,162	144,047
Trading instruments, net	(46,526)	252,101	102,876
Prepaid expenses and other assets	19,330	(66,448)	12,914
Brokerage client payables and other accounts payable	(1,800,957)	1,307,607	(424,867)
Accrued compensation, commissions and benefits	72,294	50,318	59,987
Proceeds from sales of securitizations and loans held for sale, net of purchases and originations of loans held for sale	45,811	41,167	(18,836)
Excess tax benefits from share-based payment arrangements	(7,437)	(2,590)	(2,613)
Net cash provided by operating activities	507,587	659,805	391,289

Cash flows from investing activities:
Additions to property and equipment	(60,149)	(72,879)	(77,515)
Increase in bank loans, net	(2,391,311)	(1,063,301)	(1,523,071)
(Purchases) redemptions of Federal Home Loan Bank/Federal Reserve Bank stock, net	(22,161)	1,067	31,049
Proceeds from sales of loans held for investment	183,279	198,676	71,640
Sales (purchases) of private equity and other investments, net	42,832	229,136	(82,707)
Purchases of available for sale securities	(1,305)	(62,102)	(249,379)
Available for sale securities maturations, repayments and redemptions	104,407	117,435	173,189
Proceeds from sales of available for sale securities	49,937	4,793	—
Investments in real estate partnerships held by consolidated variable interest entities, net of other investing activity	(286)	1,651	(800)
Business acquisition, net of cash acquired	(2,007)	(6,450)	(1,073,621)
Net cash used in investing activities	$(2,096,764)	$(651,974)	$(2,731,215)
(continued on next page)

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued from previous page)

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Cash flows from financing activities:
Proceeds from borrowed funds, net	$596,167	$258,776	$1,256,459
Repayments of borrowed funds, net	(29,187)	(309,597)	(550,564)
Proceeds from issuance of shares in registered public offering	—	—	362,823
Repayments of borrowings by consolidated variable interest entities which are real estate partnerships	(21,839)	(22,613)	(23,145)
Proceeds from capital contributed to and borrowings of consolidated variable interest entities which are real estate partnerships	726	23,485	30,546
Purchase of additional equity interest in subsidiary	—	(553)	(4,017)
Exercise of stock options and employee stock purchases	33,633	55,997	33,811
Increase in bank deposits	733,553	695,658	860,391
Purchase of treasury stock	(8,427)	(11,718)	(20,860)
Dividends on common stock	(88,102)	(76,593)	(68,782)
Excess tax benefits from share-based payment arrangements	7,437	2,590	2,613
Net cash provided by financing activities	1,223,961	615,432	1,879,275

Currency adjustment:
Effect of exchange rate changes on cash	(32,337)	(6,667)	976
Net (decrease) increase in cash and cash equivalents	(397,553)	616,596	(459,675)
Cash and cash equivalents at beginning of year	2,596,616	1,980,020	2,439,695
Cash and cash equivalents at end of year	$2,199,063	$2,596,616	$1,980,020

Supplemental disclosures of cash flow information:
Cash paid for interest	$101,090	$106,818	$91,453
Cash paid for income taxes	$319,279	$189,730	$176,539
Non-cash transfers of loans to other real estate owned	$6,213	$3,072	$12,653

See accompanying Notes to Consolidated Financial Statements

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

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

Basis of presentation

The accompanying consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100% owned subsidiaries. In addition we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 in the section titled, “Evaluation of VIEs to determine whether consolidation is required” and in Note 11. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

Accounting estimates and assumptions

The preparation of consolidated financial statements in conformity with United States of America (“U.S.”) generally accepted accounting principles (“GAAP”) requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could have a material impact on the consolidated financial statements.

Reporting period

Our quarters end on the last day of each calendar quarter.

Fiscal year 2013 acquisition

On December 24, 2012, we completed our acquisition of a 45% interest in ClariVest Asset Management, LLC (“ClariVest”), an acquisition that bolstered our platform in the large-cap investment objective. See Note 3 for additional information.

Fiscal year 2012 acquisition

On April 2, 2012 (the “Closing Date”) RJF completed its acquisition of all of the issued and outstanding shares of Morgan Keegan & Company, Inc. (a broker-dealer hereinafter referred to as “MK & Co.”) and MK Holding, Inc. and certain of its affiliates (collectively referred to hereinafter as “Morgan Keegan”) from Regions Financial Corporation (“Regions”).  This acquisition expanded both our private client and our capital markets businesses. We accounted for this acquisition under the acquisition method of accounting with the assets and liabilities of Morgan Keegan recorded as of the acquisition date at their respective fair values and consolidated in our financial statements, see Note 3 for further information regarding our acquisition of Morgan Keegan. The results of operations of Morgan Keegan have been included in our results prospectively from April 2, 2012.

Significant subsidiaries

As of September 30, 2014, our significant subsidiaries, all wholly owned, include: Raymond James & Associates, Inc. (“RJ&A”) a domestic broker-dealer carrying client accounts, Raymond James Financial Services, Inc. (“RJFS”) an introducing domestic broker-dealer, Raymond James Financial Services Advisors, Inc. (“RJFSA”) a registered investment advisor, Raymond James Ltd. (“RJ Ltd.”) a broker-dealer headquartered in Canada, Eagle Asset Management, Inc.(“Eagle”) a registered investment advisor, and Raymond James Bank, N.A. (“RJ Bank”) a national bank.

Index

Adoption of new accounting guidance

In December 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring additional disclosures regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments.  This guidance was further amended in January 2013. Specifically, this new guidance requires additional information about derivatives, repurchase agreements, reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This guidance was first effective for our quarter ended December 31, 2013.  See Note 19 for these additional disclosures.

In February 2013, the FASB issued new guidance intended to improve the reporting of reclassifications out of accumulated other comprehensive (loss) income (“AOCI”). The new guidance requires us to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, we are required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This new guidance was first effective for our quarter ended December 31, 2013.  See Note 22 for these additional disclosures.

Reclassifications

Certain prior period amounts, none of which are material, have been reclassified to conform to the current year’s presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recognition of revenues

Securities commissions & fees

The significant components of our securities commissions and fees revenue include the following:

a.
Commission revenues and related expenses from securities transactions are recorded on a trade date basis. Commission revenues are recorded at the amount charged to clients which, in certain cases, may include varying discounts.

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

Index

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

Investment banking

Investment banking revenues are recorded at the time a transaction is completed and the related income is reasonably determinable. Investment banking revenues include management fees and underwriting fees, net of reimbursable expenses, earned in connection with the distribution of the underwritten securities, merger and acquisition fees, private placement fees, syndication fees on the sale of low-income housing tax credit fund interests, and limited partnership distributions. Securities received in connection with investment banking transactions are carried at fair value.

We distribute our proprietary equity research products to our client base of institutional investors at no charge.

Investment advisory fees

We provide advice, research and administrative services for clients participating in both our managed and non-discretionary asset-based investment programs. These revenues are generated by our asset management businesses for administering and managing portfolios, funds and separate accounts. These asset management services are provided to individual investment portfolios, mutual funds and managed programs. We earn investment advisory fees based on the value of clients’ portfolios which are held in either managed or non-discretionary asset-based programs. Fees are computed based on balances either at the beginning of the quarter, the end of the quarter, or average assets. These fees are recorded ratably over the period earned.

We may earn performance fees from various funds and separate accounts we manage, when their performance exceeds certain specified rates of return.  We record performance fee revenues in the period they are specifically quantifiable and are earned.  Once realized, such fees are not subject to clawback or reversal.

Account and service fees

Account and service fees primarily include transaction fees, annual account fees, service charges, exit fees, servicing fees, fees generated in lieu of interest income from a multi-bank sweep program with unaffiliated banks, money market processing and distribution fees and correspondent clearing fees. The annual account fees such as IRA fees and distribution fees are recognized as earned over the term of the contract. The transaction fees are earned and collected from clients as trades are executed. Servicing fees such as omnibus, education and marketing support fees, and no-transaction fee program revenues are paid to us for marketing and administrative services and are recognized as earned. Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are recorded net of commissions remitted. Total commissions generated by correspondents were $39.6 million, $35.5 million, and $33.5 million and commissions remitted totaled $36.9 million, $32.6 million, and $31.2 million for the years ended September 30, 2014, 2013, and 2012 respectively.

Index

Cash and cash equivalents

Our cash equivalents include money market funds or highly liquid investments with original maturities of 90 days or less, other than those used for trading purposes.

Assets segregated pursuant to regulations and other segregated assets

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, RJ&A, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, RJ Ltd. is required to hold client Registered Retirement Savings Plan funds in trust. Segregated assets consist of cash and cash equivalents.

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

Level 2-Financial instruments reported in Level 2 include those that have pricing inputs that are other than quoted prices in active markets, but which are either directly or indirectly observable as of the reporting date (i.e., prices for similar instruments). Instruments that are generally included in this category are equity securities that are not actively traded, corporate obligations infrequently traded, certain government and municipal obligations, interest rate swaps, certain asset-backed securities (“ABS”), certain collateralized mortgage obligations (“CMOs”), certain mortgage-backed securities (“MBS”), our derivative instruments, corporate loans and nonrecurring fair value measurements for certain loans held for sale, impaired loans and other real estate owned (“OREO”).

Level 3-Financial instruments reported in Level 3 have little, if any, market activity and are measured using our best estimate of fair value, where the inputs into the determination of fair value are both significant to the fair value measurement and unobservable. These valuations require significant judgment or estimation. Instruments in this category generally include:

Index

equity securities with unobservable inputs such as those investments made in our principal capital activities, certain non-agency ABS, pools of interest-only Small Business Administration (“SBA”) loan strips (“I/O Strips”), certain municipal and corporate obligations which include auction rate securities (“ARS”) and nonrecurring fair value measurements for certain impaired loans.

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

Valuation techniques

The fair value for certain of our financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with GAAP, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, our definition of actively traded is based on average daily volume and other market trading statistics. We have determined the market for certain other types of financial instruments, including certain CMOs, ABS, certain collateralized debt obligations and ARS, to be volatile, uncertain or inactive as of both September 30, 2014 and 2013. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. We considered the inactivity of the market to be evidenced by several factors, including a continued decreased price transparency caused by decreased volume of trades relative to historical levels, stale transaction prices and transaction prices that varied significantly either over time or among market makers.

The specific valuation techniques utilized for the categorization of financial instruments presented in our Consolidated Statements of Financial Condition are described below:

Trading instruments and trading instruments sold but not yet purchased

Trading instruments are comprised primarily of the financial instruments held by our broker-dealer subsidiaries. These instruments are recorded at fair value with realized and unrealized gains and losses reflected in current period net income.

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

Index

RJ Bank maintains a trading portfolio of certain corporate loans, that it originates through the primary syndication market. These trading instruments are recognized as of the trade date and are carried at fair value with the related unrealized and realized gains and losses reflected in net trading profit. These trading instruments are valued using quotes from a third party pricing service. These third party pricing service quotes are based on current market data provided by multiple dealers. The instruments are classified within Level 2 of the fair value hierarchy as the market inputs utilized by the third party pricing service are based upon observable inputs.

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

Included within trading instruments (or trading instruments sold but not yet purchased) are to be announced (“TBA”) security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future. These TBA’s are entered into by RJ&A as a component of a hedging strategy, to hedge interest rate risk that it would otherwise be exposed to as part of a program its fixed income public finance operations offers to certain state and local housing finance agencies (“HFA”). Under this program, RJ&A enters into forward commitments to purchase Government National Mortgage Association (“GNMA”) or Federal National Home Mortgage Association (“FNMA”) MBS.  The MBS securities are issued on behalf of various HFA clients and consist of the mortgages originated through their lending programs.  RJ&A’s forward GNMA or FNMA MBS purchase commitments arise at the time of the loan reservation for a borrower in the HFA lending program (these loan reservations fix the terms of the mortgage, including the interest rate and maximum principal amount).  The underlying terms of the GNMA or FNMA MBS purchase, including the price for the MBS security (which is dependent upon the interest rates associated with the underlying mortgages) are also fixed at loan reservation.  Upon acquisition of the MBS security, RJ&A typically sells such security in open market transactions as part of its fixed income operations.  Given that the actual principal amount of the MBS security is not fixed and determinable at the date of RJ&A’s commitment to purchase, these forward MBS purchase commitments do not meet the definition of a “derivative instrument.” These TBA securities are accounted for at fair value and are classified within Level 1 of the fair value hierarchy.  The TBA securities may aggregate to either a net asset or net liability at any reporting date, depending upon market conditions. The offsetting purchase commitment is accounted for at fair value and is included in either other assets, or other liabilities, depending upon whether the TBA securities aggregate to a net asset or net liability. The fair value of the purchase commitment is classified within Level 3 of the fair value hierarchy.
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

Index

Unrealized gains or losses on any RJF AFS Securities, except for those that are deemed to be other-than-temporary, are recorded through other comprehensive (loss) income and are thereafter presented in equity as a component of AOCI.

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

For senior non-agency securities within the RJ Bank AFS Securities where a significant difference exists between the primary third party pricing service bid quotation and the secondary third party pricing service, we utilize a discounted cash flow analysis to determine which third party price quote is more representative of fair value under the current market conditions. Securities measured using these valuation techniques are generally classified within Level 2 of the fair value hierarchy.

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

Index

Derivative contracts

We enter into interest rate swaps and futures contracts either as part of our fixed income business to facilitate client transactions, to hedge a portion of our trading inventory, or to a limited extent for our own account. These derivatives are accounted for as trading account assets or liabilities and recorded at fair value in the Consolidated Statements of Financial Condition. Any realized or unrealized gains or losses are recorded in net trading profits within the Consolidated Statements of Income and Comprehensive Income with any interest earned thereon recorded in interest income. The fair value of any cash collateral exchanged as part of the interest rate swap contract is netted, by-counterparty, against the fair value of the derivative instrument. The fair value of these interest rate derivative contracts is obtained from internal pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value, yield curve and other volatility factors underlying the positions. Since our model inputs can be observed in a liquid market and the models do not require significant judgment, such derivative contracts are classified within Level 2 of the fair value hierarchy. We utilize values obtained from third party derivatives dealers to corroborate the output of our internal pricing models.

We also facilitate matched book derivative transactions through non-broker-dealer subsidiaries, either Raymond James Financial Products, LLC or Morgan Keegan Capital Services, LLC (collectively referred to as the Raymond James matched book swap subsidiaries or “RJSS”). The only difference in the swap businesses conducted by these two subsidiary entities is that they utilize different third party financial institutions to facilitate the offsetting transaction. RJSS enters into derivative transactions (primarily interest rate swaps) with clients of RJ&A. For every derivative transaction RJSS enters into with a client, it enters into an offsetting transaction with terms that mirror the client transaction, with a credit support provider who is a third party financial institution. Any collateral required to be exchanged under these derivative contracts is administered directly by the client and the third party financial institution. RJSS does not hold any collateral, or administer any collateral transactions, related to these instruments. We record the value of each derivative position held at fair value, as either an asset or an offsetting liability, presented as “derivative instruments associated with offsetting matched book positions”, as applicable, on our Consolidated Statements of Financial Condition. Fair value is determined using an internal model which includes inputs from independent pricing sources to project future cash flows under each underlying derivative contract. The cash flows are discounted to determine the present value. Since any changes in fair value are completely offset by an opposite change in the offsetting transaction position, there is no net impact on our Consolidated Statements of Income and Comprehensive Income from changes in the fair value of these derivative instruments. RJSS recognizes revenue on derivative transactions on the transaction date, computed as the present value of the expected cash flows RJSS expects to receive from the third party financial institution over the life of the derivative contract. The difference between the present value of these cash flows at the date of inception and the gross amount potentially received is accreted to revenue over the term of the contract. The revenue from these transactions is included within other revenues on our Consolidated Statements of Income and Comprehensive Income.

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

Private equity investments

Private equity investments are held primarily in our Other segment and consist of various direct and third party private equity and merchant banking investments, employee investment funds, and various private equity funds which we sponsor.  Private equity investments include various private equity fund investments including Raymond James Employee Investment Funds I and II

Index

(collectively, the “Private Funds”). See Note 11 for further discussion of the consolidation of the Raymond James Employee Investment Funds I and II which are variable interest entities. These Private Funds invest in new and developing companies. Our investments in these Private Funds cannot be redeemed directly with the funds; our investment is monetized through distributions received through the liquidation of the underlying assets of those funds. We estimate that the underlying assets of these funds will be liquidated over the life of these funds (typically 10 to 15 years). Approval by the management of these funds is required for us to sell or transfer these investments. Merchant banking investments include ownership interests in private companies with long-term growth potential. These investments are measured at fair value with any changes recognized in other revenue on our Consolidated Statements of Income and Comprehensive Income.

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

Certain employees, who were at one-time associated with MK & Co., participate in deferred compensation plans. The balances associated with these plans are invested in certain marketable securities that are held by RJF until the vesting date, typically five years from the date of the deferral. A liability associated with these deferrals is reflected as a component of our accrued compensation, commissions and benefits on our Consolidated Statements of Financial Condition. We use quoted prices in active markets to determine the fair value of these investments. Such instruments are classified within Level 1 of the fair value hierarchy.

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

Brokerage client receivables, loans to financial advisors and allowance for doubtful accounts

Brokerage client receivables include receivables from the clients of our broker-dealer and asset management subsidiaries. The receivables from broker-dealer clients are principally for amounts due on cash and margin transactions and are generally collateralized by securities owned by the clients. The receivables from asset management clients are primarily for accrued investment advisory fees. Both the receivables from the asset management and broker-dealer clients are reported at their outstanding principal balance, adjusted for any allowance for doubtful accounts. When a broker-dealer receivable is considered to be impaired, the amount of the impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources such as listed market prices or broker-dealer price quotations. Securities beneficially owned by customers, including those that collateralize margin or other similar transactions, are not reflected in our Consolidated Statements of Financial Condition (see Note 19 for additional information regarding this collateral).

We offer loans to financial advisors and certain key revenue producers, primarily for recruiting and retention purposes. These loans are generally repaid over a five to eight year period with interest recognized as earned. There is no fee income associated with these loans. We assess future recoverability of these loans through analysis of individual financial advisor production or

Index

other performance standards. In the event that the financial advisor is no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us. In determining the allowance for doubtful accounts related to former employees or independent contractors, management primarily considers our historical collection experience as well as other factors including: any amounts due at termination, the reasons for the terminated relationship, and the former financial advisor’s overall financial position. When the review of these factors indicates that further collection activity is highly unlikely, the outstanding balance of such loan is written-off and the corresponding allowance is reduced. Based upon the nature of these financing receivables, we do not analyze this asset on a portfolio segment or class basis. Further, the aging of this receivable balance is not a determinative factor in computing our allowance for doubtful accounts, as concerns regarding the recoverability of these loans primarily arise in the event that the financial advisor is no longer affiliated with us. We present the outstanding balance of loans to financial advisors on our Consolidated Statements of Financial Condition, net of their applicable allowances for doubtful accounts. The allowance for doubtful accounts balance associated with all of our loans to financial advisors is $2.5 million and $2.8 million at September 30, 2014 and 2013, respectively. Of the September 30, 2014 loans to financial advisors, the portion of the balance associated with financial advisors who are no longer affiliated with us, after consideration of the allowance for doubtful accounts, is approximately $4.6 million.

Securities borrowed and securities loaned

Securities borrowed and securities loaned transactions are reported as collateralized financings and recorded at the amount of collateral advanced or received. In securities borrowed transactions, we are generally required to deposit cash with the lender. With respect to securities loaned, we generally receive collateral in the form of cash in an amount in excess of the market value of securities loaned. We monitor the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary (see Note 19 for additional information regarding this collateral).
.

Bank loans and allowances for losses

Loans held for investment

Bank loans are comprised of loans originated or purchased by RJ Bank and include commercial and industrial (“C&I”) loans, commercial and residential real estate loans, tax-exempt loans, as well as loans which are fully collateralized by the borrower’s marketable securities. The loans which we have the intent and the ability to hold until maturity or payoff, are recorded at their unpaid principal balance plus any premium paid in connection with the purchase of the loan, less the allowance for loan losses and any discounts received in connection with the purchase of the loan and net of deferred fees and costs on originated loans. Syndicated loans purchased in the secondary market are recognized as of the trade date. Interest income is recognized on an accrual basis.

Loan origination fees and direct costs, as well as premiums and discounts on loans that are not revolving, are capitalized and recognized in interest income using the interest method. For revolving loans, the straight-line method is used based on the contractual term. Loan commitment fees are generally deferred, and when exercised, recognized as a yield adjustment over the life of the loan.

RJ Bank segregates its loan portfolio into six portfolio segments, C&I, commercial real estate (“CRE”), CRE construction, tax-exempt, residential mortgage and securities based loans (“SBL”). These portfolio segments also serve as the portfolio loan classes for purposes of credit analysis, except for residential mortgage loans which are further disaggregated into residential first mortgage and residential home equity classes.

Loans held for sale

Certain residential mortgage loans originated and intended for sale in the secondary market due to their fixed-rate terms are carried at the lower of cost or estimated fair value. The fair value of the residential mortgage loans held for sale are estimated using observable prices obtained from counterparties for similar loans. These nonrecurring fair value measurements are classified within Level 2 of the fair value hierarchy. Gains and losses on sales of these assets are included as a component of other revenue, while interest collected on these assets is included in interest income. Net unrealized losses are recognized through a valuation allowance by charges to income as a component of other revenue in the Consolidated Statements of Income and Comprehensive Income. Corporate loans, which include C&I, CRE, CRE construction and tax-exempt, are designated as held for investment upon inception and recognized in loans receivable. If we subsequently designate a corporate loan as held for sale, which generally occurs as part of a loan workout situation, we then write down the carrying value of the loan with a partial charge-off, if necessary, to carry it at the lower of cost or estimated fair value.

Index

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

Off-balance sheet loan commitments

RJ Bank has outstanding at any time a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases. RJ Bank’s policy is generally to require customers to provide collateral at the time of closing. The amount of collateral obtained, if it is deemed necessary by RJ Bank upon extension of credit, is based on RJ Bank’s credit evaluation of the borrower. Collateral held varies but may include assets such as: marketable securities, accounts receivable, inventory, real estate, and income-producing commercial properties. The potential credit loss associated with these off-balance sheet loan commitments is accrued and reflected in other liabilities within the Consolidated Statements of Financial Condition. Refer to the allowance for loan losses and reserve for unfunded lending commitments section that follows for a discussion of the reserve calculation methodology.

RJ Bank recognizes the revenue associated with corporate syndicated standby letters of credit, which is generally received quarterly, on a cash basis, the effect of which does not differ materially from recognizing in the period the fee is earned. Unused corporate line fees are accounted for on an accrual basis.

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

Loans of all classes are placed on nonaccrual status when we determine that full payment of all contractual principal and interest is in doubt, or the loan is past due 90 days or more as to contractual interest or principal unless the loan, in our opinion, is well-secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written off against interest income and accretion of the net deferred loan origination fees cease. Interest is recognized using the cash method for SBL and residential (first mortgage and home equity) loans and the cost recovery method for corporate loans thereafter until the loan qualifies for return to accrual status. Loans are returned to an accrual status when the loans have been brought contractually current with the original or amended terms and have been maintained on a current basis for a reasonable period, generally six months.

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

Troubled debt restructurings

A loan restructuring is deemed to be a troubled debt restructuring (“TDR”) if we, for economic or legal reasons related to the borrowers’ financial difficulties, grant a concession we would not otherwise consider. In TDRs, for all classes of loans, the concessions granted, such as interest rate reductions, generally do not reflect current market conditions for a new loan of similar

Index

risk made to another borrower in similar financial circumstances. Other concessions for corporate loans may also include the reduction of the guarantor’s liability. For those restructurings of first mortgage and home equity residential mortgage loans which may reflect current market conditions, the concessions granted by RJ Bank are generally interest capitalization, principal forbearance, release of liability ordered under Chapter 7 bankruptcy not reaffirmed by the borrower, or an extension of the interest-only or maturity period. First mortgage and home equity residential mortgage TDRs may be returned to accrual status when there has been a sustained period of six months of satisfactory performance. Corporate TDRs have generally been partially charged-off and, therefore, remain on nonaccrual status until the loan is fully resolved.

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

This allowance for loan loss is comprised of two components: allowances calculated based on formulas for homogenous classes of loans collectively evaluated for impairment, and specific allowances assigned to certain classified loans individually evaluated for impairment. These homogeneous classes are a result of management’s disaggregation of the loan portfolio and are comprised of the previously mentioned classes: C&I, CRE, CRE construction, tax-exempt, residential first mortgage, residential home equity, and SBL.

The loans within the corporate classes are assigned to one of several internal loan grades based upon the respective loan’s credit characteristics. The loans within the residential first mortgage, residential home equity, and SBL classes are assigned loan grades equivalent to the loan classifications utilized by bank regulators, dependent on their respective likelihood of loss. We assign each loan grade for all loan classes an allowance percentage based on the perceived risk associated with that grade. The allowance for loan losses for all non-impaired loans is then calculated based on the reserve percentage assigned to the respective loan’s class and grade. The allowance for loan losses for all impaired loans (except those nonaccrual residential first mortgage loans which are collectively evaluated for impairment) is based on an individual evaluation of impairment as previously described in the “Impaired loans” section above.

The qualitative and quantitative factors taken into consideration when assigning the loan grades and allowance percentages to the loans within the corporate loan classes include: estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, updated loan-to-value (“LTV”) ratios, lending policies, experience, ability and depth of lending management and other relevant staff, local, regional, national and international economic conditions; concentrations of credit risk; past loss history, Shared National Credit (“SNC”) reviews and examination results from bank regulators. Loan grades for individual corporate loans are derived from analyzing two aspects of the risk factors in a particular loan, the obligor rating and the facility (collateral) rating. The obligor rating relates to a borrower’s probability of default and the facility rating is utilized to estimate the anticipated loss given default. These two ratings, which are based on RJ Bank’s internal

Index

historical loss data or historical long-term industry loss rates where RJ Bank has limited loss history, are considered in combination with certain management adjustments to derive the final corporate loan grades and allowance percentages. Qualitative factors, while considered and reviewed in establishing the allowance for loan losses, have generally not resulted in any significant quantitative adjustments to allowance percentages.

For SBL, residential first mortgage loan and residential home equity loan classes, the qualitative factors considered when assigning allowance percentages include loan performance trends, loan product parameters and qualification requirements, whether the loan is originated or purchased, borrower credit scores at origination, occupancy (i.e., owner occupied, second home or investment property), documentation level, loan purpose, geographic concentrations, average loan size and loan policy exceptions. These qualitative factors, while considered and reviewed in establishing the allowance for loan losses, have generally not resulted in any quantitative adjustments to RJ Bank’s historical loss rates.

Historical loss rates, a quantitative factor, is utilized when assigning the allowance percentages for SBL, residential first mortgage loans and residential home equity loans, and are derived from estimates of the probability of default and loss given default (severity). These estimated loss rates are based on RJ Bank’s historical loss data, as adjusted by management, from the eight quarters prior to the respective quarter-end. In addition to historical loss rates, one other quantitative factor utilized for the performing residential mortgage loan portfolio is updated LTV ratios. RJ Bank segregates the performing loans in the residential loan classes, on a quarterly basis, based upon updated LTV data. RJ Bank obtains the most recently available information (generally on a quarter-lag) to estimate the current LTV ratios on the individual loans in the residential mortgage loan portfolio. Current LTVs are estimated, on a loan by loan basis, utilizing the initial appraisal obtained at the time of origination, adjusted for housing price changes that have occurred since origination using current valuation indices. The value of the homes could vary from actual market values due to changes in the condition of the underlying property, variations in housing price changes within current valuation indices and other factors. The product of the default and loss severity percentages is then applied to the balance of residential first mortgages and residential home equity loan balances, which have been further stratified by updated LTV in order to calculate the related allowance for loan losses.

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

Loan charge-off policies

Corporate loans are monitored on an individual basis, and loan grades are reviewed at least quarterly to ensure they reflect the loan’s current credit risk. When RJ Bank determines that it is likely a corporate loan will not be collected in full, the loan is evaluated for potential impairment. After consideration of the borrower’s ability to restructure the loan, alternative sources of repayment, and other factors affecting the borrower’s ability to repay the debt, the portion of the loan deemed to be a confirmed loss, if any, is charged-off. For collateral-dependent loans secured by real estate, the amount of the loan considered a confirmed loss and charged-off is generally equal to the difference between the recorded investment in the loan and the collateral’s appraised value less estimated costs to sell. In instances where the individual loan under evaluation is agented by another bank, and where the agent bank has not ordered a timely update of an outdated appraisal, RJ Bank may make adjustments to previous appraised values for purposes of calculating specific reserves or taking partial charge-offs. These impaired loans are then considered to be in a workout status and we evaluate, on an ongoing basis, all factors relevant in determining the collectability and fair value of the loan. Appraisals on these impaired loans are obtained early in the impairment process as part of determining fair value and are updated as deemed necessary given the facts and circumstances of each individual situation. Certain factors such as guarantor recourse, additional borrower cash contributions or stable operations will mitigate the need for more frequent than annual appraisals. In its ongoing evaluation of each individual loan, RJ Bank may consider more frequent appraisals in locations where commercial property values are known to be experiencing a greater amount of volatility. For C&I and tax-exempt loans, RJ Bank evaluates all sources of repayment, including the estimated liquidation value of collateral, to arrive at the amount considered to be a loss and charged-off. Corporate banking and credit risk managers also hold a monthly meeting to review criticized loans (loans that

Index

are rated special mention or worse as defined by bank regulators, see Note 9 for further discussion). Additional charge-offs are taken when the value of the collateral changes or there is an adverse change in the expected cash flows.

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

Every residential mortgage loan over 60 days past due is reviewed by RJ Bank personnel monthly and documented in a written report detailing delinquency information, balances, collection status, appraised value and other data points. RJ Bank senior management meets monthly to discuss the status, collection strategy and charge-off/write-down recommendations on every residential mortgage loan over 60 days past due with charge-offs considered on residential mortgage loans once the loans are delinquent 90 days or more and then generally taken before the loan is 120 days past due. A charge-off is taken against the allowance for loan losses for the difference between the loan amount and the amount that RJ Bank estimates will ultimately be collected, based on the value of the underlying collateral less estimated costs to sell. RJ Bank predominantly uses broker price opinions (“BPO”) for these valuations as access to the property is restricted during the collection and foreclosure process and there is insufficient data available for a full appraisal to be performed. BPOs contain relevant and timely sale comparisons and listings in the marketplace and, therefore, we have found these BPOs to be reasonable determinants of market value in lieu of appraisals and more reliable than an automated valuation tool or the use of tax assessed values. A full appraisal is obtained post-foreclosure. RJ Bank takes further charge-offs against the owned asset if an appraisal has a lower valuation than the original BPO, but does not reverse previously charged-off amounts if the appraisal is higher than the original BPO. If a loan remains in pre-foreclosure status for more than nine months, an updated valuation is obtained and further charge-offs are taken against the allowance for loan losses, if necessary.

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

We maintain investments in a significant number of company-owned life insurance policies utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans (see Notes 24 and 25 for information on the non-qualified deferred compensation plans).  The life insurance policies are carried at cash surrender value as determined by the insurer. See Note 10 for additional information.

Investments in real estate partnerships held by consolidated variable interest entities

Raymond James Tax Credit Funds, Inc., a wholly owned subsidiary of RJF (“RJTCF”), is the managing member or general partner in low-income housing tax credit (“LIHTC”) funds, some of which require consolidation (refer to the separate discussion below of our policies regarding the evaluation of VIEs to determine if consolidation is required). These funds invest in housing project limited partnerships or limited liability companies (“LLCs”) which purchase and develop affordable housing properties qualifying for federal and state low-income housing tax credits. The balance presented is the investment in project partnership balance of all of the LIHTC fund VIEs which require consolidation. Additional information is presented below and in Note 11.

Index

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

Intangible assets

Certain identifiable intangible assets, such as customer relationships, trade names, developed technology we acquire, and non-compete agreements, are amortized over their estimated useful lives on a straight-line method, and are evaluated for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable.

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

Index

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

We record liabilities related to legal proceedings in trade and other payables on our Consolidated Statements of Financial Condition. The determination of these liability amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client’s account; the basis and validity of the claim; the possibility of wrongdoing on the part of one of our employees or financial advisors; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the liability balance is adjusted as deemed appropriate by management. Any change in the liability amount is recorded in the consolidated financial statements and is recognized as either a charge, or a credit, to net income in that period. The actual costs of resolving legal proceedings may be substantially higher or lower than the recorded liability amounts for those matters. We expense our cost of defense related to such matters in the period they are incurred.

Share-based compensation

We account for share-based awards through the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The compensation cost is recognized over the requisite service period of the awards and is calculated as the market value of the awards on the date of the grant. See Note 24 for additional information. In addition, we account for share-based awards to our independent contractor financial advisors in accordance with guidance applicable to accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services and guidance applicable to accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock. Share-based awards granted to our independent contractor financial advisors are measured at their vesting date fair value and their fair value estimated at reporting dates prior to that time. The compensation expense recognized each period is based on the most recent estimated value. Further, we classify these non-employee awards as liabilities at fair value upon vesting, with changes in fair value reported in earnings until these awards are exercised or forfeited. For purposes of measuring compensation expense these awards are revalued at each reporting date. See Note 25 for additional information. Compensation expense is recognized for all share-based compensation with future service requirements over the requisite service period using the straight-line method, and in certain instances, the graded attribution method.

Deferred compensation plans

We maintain various deferred compensation plans for the benefit of certain employees and independent contractors that provide a return to the participant based upon the performance of various referenced investments. For certain of these plans, we invest directly, as a principal in such investments, related to our obligations to perform under the deferred compensation plans (see the “Other Investments” discussion within the financial instruments owned, financial instruments sold but not yet purchased and fair value section of this Note 2 for further discussion of these assets). For other such plans, including our Long Term Incentive Plan (“LTIP”) and our Wealth Accumulation Plan, we purchase and hold life insurance on the lives of certain current and former participants to earn a competitive rate of return for participants and to provide a source of funds available to satisfy our obligations under the plan (see Note 10 for information regarding the carrying value of such policies). Compensation expense is recognized for all awards made under such plans with future service requirements over the requisite service period using the straight-line method. Changes in the value of the company-owned life insurance and other investments, as well as the expenses associated with the related deferred compensation plans, are recorded in compensation, commissions and benefits expense on our Consolidated Statements of Income and Comprehensive Income. See Notes 24 and 25 for additional information.

Leases

We lease office space and equipment under operating leases. We recognize rent expense related to these operating leases on a straight-line basis over the lease term. The lease term commences on the earlier of the date when we become legally obligated for the rent payments or the date on which we take possession of the property. For tenant improvement allowances and rent holidays, we record a deferred rent liability in other liabilities on our Consolidated Statements of Financial Condition and amortize the deferred rent over the lease term as a reduction to rent expense in the Consolidated Statements of Income and Comprehensive Income. In instances where the office space or equipment under an operating lease will be abandoned prior to the expiration of

Index

the lease term (these instances primarily result from the effects of acquisitions), we accrue an estimate of any projected loss in the Consolidated Statements of Income and Comprehensive Income at the time such abandonment is known and any loss is estimable.

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

Foreign currency translation

We consolidate our foreign subsidiaries and certain joint ventures in which we hold an interest. The statement of financial condition of the subsidiaries and joint ventures we consolidate are translated at exchange rates as of the period end. The statements of income are translated either at an average exchange rate for the period, or in the case of foreign subsidiaries of RJ Bank, at the exchange rate in effect on the date which transactions occur. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in other comprehensive (loss) income and are thereafter presented in equity as a component of AOCI. The translation gains or losses related to RJ Bank’s U.S. subsidiaries’ net investment in their Canadian subsidiary are tax affected to the extent the Canadian subsidiary’s earnings will be repatriated to the U.S.

Income taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year. We utilize the asset and liability method to provide income taxes on all transactions recorded in the consolidated financial statements. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on the tax rates that we expect to be in effect when the underlying items of income and expense are realized. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns, including the repatriation of undistributed earnings of foreign subsidiaries. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or liquidity. See Note 20 for further information on our income taxes.

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

Determination of the primary beneficiary of a VIE

We assess VIEs for consolidation when we hold variable interests in the entity. We consolidate the VIEs that are subject to assessment when we are deemed to be the primary beneficiary of the VIE. Other than for the Managed Funds whose process is discussed separately, the process for determining whether we are the primary beneficiary of the VIE is to conclude whether we are a party to the VIE holding a variable interest that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE, and (2) has the obligations to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE.

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

Our determination of the primary beneficiary of each tax credit fund in which RJTCF has a variable interest requires judgment and is based on an analysis of all relevant facts and circumstances, including: (1) an assessment of the characteristics of RJTCF’s variable interest and other involvement it has with the tax credit fund, including involvement of related parties and any de facto agents, as well as the involvement of other variable interest holders, namely, limited partners or investor members, and (2) the tax credit funds’ purpose and design, including the risks that the tax credit fund was designed to create and pass through to its variable interest holders. In the design of tax credit fund VIEs, the overriding premise is that the investor members invest solely for tax attributes associated with the portfolio of low-income housing properties held by the fund, while RJTCF, as the managing member or general partner of the fund, is responsible for overseeing the fund’s operations.

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

RJTCF sponsors two general types of non-guaranteed tax credit funds: either non-guaranteed single investor funds, or non-guaranteed multi-investor funds. In single investor funds, RJTCF has concluded that the one single investor member or limited partner in such funds has significant participating rights over the activities that most significantly impact the economics of the fund, resulting in a conclusion of shared power with the limited partner. Therefore RJTCF, as managing member or general partner of such funds, is not the one party with power over such activities and resultantly is not deemed to be the primary beneficiary of such single investor funds and these funds are not consolidated.

In multi-investor funds, RJTCF has concluded that since the participating rights over the activities that most significantly impact the economics of the fund are not held by one single investor member or limited partner, RJTCF is deemed to have the power over such activities. RJTCF then assesses whether its projected benefits to be received from the multi-investor funds, primarily from ongoing asset management fees or its share of any residuals upon the termination of the fund, are potentially

Index

significant to the fund. RJTCF is deemed to be the primary beneficiary, and therefore consolidates, any multi-investor fund for which it concludes that such benefits are potentially significant to the fund.

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

Direct investments in LIHTC project partnerships

RJ Bank is the investor member of a LIHTC fund in which a subsidiary of RJTCF is the managing member. This LIHTC fund is an investor member in certain LIHTC project partnerships. We evaluate the appropriate accounting for these investments after aggregating RJ Bank and RJTCF’s interests and roles in the LIHTC fund. Since unrelated third parties are the managing member of the investee project partnerships, we have determined that consolidation of these project partnerships is not required; we account for these investments under the equity method. The carrying value of these project partnerships is included in other assets on our Consolidated Statements of Financial Condition.

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

Managed Funds

The Managed Funds are VIEs in which one of our subsidiaries serves as the general partner. The Managed Funds satisfy the conditions for deferral of the determination of who is the primary beneficiary that is performed based upon the assessment of who has the power to direct the activities of the entity that most significantly impact the entity’ s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the entity. The deferral criteria which the Managed Funds meet are: 1) these funds’ primary business activity involves investment in the securities of other entities not under common management for current income, appreciation or both; 2) ownership in the funds is represented by units of investments to which proportionate shares of net assets can be attributed; 3) the assets of the funds are pooled to avail owners of professional management; 4) the funds are the primary reporting entities; and 5) the funds do not have an obligation (explicit or implicit) to fund losses of the entities that could be potentially significant.

Index

For the Managed Funds, our primary beneficiary assessment applies prior accounting guidance which assesses who will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Based upon the outcome of our assessments, we have determined that we are not required to consolidate the Managed Funds.

NOTE 3 – ACQUISITIONS

Acquisition during fiscal year 2013

On December 24, 2012, (the “ClariVest Acquisition Date”) we completed our acquisition of a 45% interest in ClariVest. On the ClariVest Acquisition Date, we paid approximately $8.8 million in cash to the sellers for our interest. During fiscal year 2014, we performed an “earn-out” computation based upon the actual earnings of ClariVest during the one year period since the ClariVest Acquisition Date and paid additional cash consideration of approximately $2 million to the sellers.

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

Acquisition during fiscal year 2012

As of the Closing Date, we applied the acquisition method of accounting to our acquisition of Morgan Keegan. In February 2013, we successfully completed the transfer of client accounts from MK & Co. to RJ&A and as a result, commenced operating all of the retained historical MK & Co. operations under one (the RJ&A) platform.

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

Other items of significance

During April, 2012, and concurrent with the closing of the transaction, RJF made approximately $136 million of loans to Morgan Keegan financial advisors, issued approximately 1.5 million restricted stock units to certain key Morgan Keegan revenue producers (see Note 24 for additional information on our employee benefit plans) and RJF executed employment agreements with certain key members of the Morgan Keegan management team as part of an employee retention program.

Index

In addition to customary indemnity for breaches of representations and warranties and covenants, the SPA also provides that Regions will indemnify RJF for losses incurred in connection with legal proceedings pending as of the closing date or commenced after the closing date and related to pre-closing matters. With respect to the indemnification pertaining to most breaches of representations and warranties and covenants, there is no indemnification for the first $9 million of aggregate losses, and thereafter indemnification is subject to a maximum amount equal to 15% of the purchase price. With respect to representations regarding certain fundamental matters and with respect to legal proceedings pending as of the Closing Date, such matters are not subject to any annual indemnification deductible or cap. Indemnification for legal proceedings commenced after the closing is subject to an aggregate annual $2 million indemnification deductible, after which RJF is entitled to receive the full amount of all such losses incurred in excess of $2 million, for the three years after the Closing Date.

On the Closing Date, certain subsidiaries of RJF entered into a credit agreement (the “Regions Credit Agreement”) with Regions Bank, an Alabama banking corporation (the “Regions Bank”).  On November 14, 2012, the outstanding balance on the Regions Credit Agreement was repaid, and a new credit agreement was executed with Regions Bank. See Note 15 for information regarding this borrowing.

Acquisition related expenses

 Acquisition related expenses are recorded in the Consolidated Statement of Income and Comprehensive Income and include certain incremental expenses arising from our acquisitions. Acquisition related expenses in fiscal year 2014 are no longer material for separate disclosure since our integration of Morgan Keegan was substantially complete as of September 30, 2013. In prior years, we incurred the following acquisition related expenses:

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

Index

NOTE 4 – CASH AND CASH EQUIVALENTS, ASSETS SEGREGATED PURSUANT TO REGULATIONS, AND DEPOSITS WITH CLEARING ORGANIZATIONS

Our cash and cash equivalents, assets segregated pursuant to regulations and other segregated assets, and deposits with clearing organization balances are as follows:

	September 30,
	2014	2013
	(in thousands)
Cash and cash equivalents:
Cash in banks	$2,195,683	$2,593,890
Money market fund investments	3,380	2,726
Total cash and cash equivalents (1)	2,199,063	2,596,616
Cash segregated pursuant to federal regulations and other segregated assets (2)	2,489,264	4,064,827
Deposits with clearing organizations (3)	150,457	126,405
	$4,838,784	$6,787,848

(1)
The total amounts presented include cash and cash equivalents of $1.21 billion and $1.02 billion as of September 30, 2014 and 2013, respectively, which are either held directly by RJF in depository accounts at third party financial institutions, held in a depository account at RJ Bank, or are otherwise invested by one of our subsidiaries on behalf of RJF, all of which are available without restrictions.

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

(3)	Consists of deposits of cash and cash equivalents or other short-term securities held by other clearing organizations or exchanges.

Index

NOTE 5 – FAIR VALUE

Assets and liabilities measured at fair value on a recurring and nonrecurring basis are presented below:

September 30, 2014	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of September 30, 2014
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$11,407	$192,482	$—		$—	$203,889
Corporate obligations	1,989	109,939	—		—	111,928
Government and agency obligations	7,376	93,986	—		—	101,362
Agency MBS and CMOs	247	127,172	—		—	127,419
Non-agency CMOs and ABS	—	58,364	11		—	58,375
Total debt securities	21,019	581,943	11		—	602,973
Derivative contracts	—	89,923	—		(61,718)	28,205
Equity securities	28,834	5,264	44		—	34,142
Corporate loans	—	990	—		—	990
Other	566	10,208	2,309		—	13,083
Total trading instruments	50,419	688,328	2,364		(61,718)	679,393
Available for sale securities:
Agency MBS and CMOs	—	267,720	—		—	267,720
Non-agency CMOs	—	91,918	—		—	91,918
Other securities	1,916	—	—		—	1,916
ARS:
Municipals	—	—	86,696	(3)	—	86,696
Preferred securities	—	—	114,039		—	114,039
Total available for sale securities	1,916	359,638	200,735		—	562,289
Private equity investments	—	—	211,666	(4)	—	211,666
Other investments (5)	212,753	1,267	1,731		—	215,751
Derivative instruments associated with offsetting matched book positions	—	323,337	—		—	323,337
Other assets:
Derivative contracts	—	2,462	—		—	2,462
Other assets	—	—	787	(6)	—	787
Total other assets	—	2,462	787		—	3,249
Total assets at fair value on a recurring basis	$265,088	$1,375,032	$417,283		$(61,718)	$1,995,685

Assets at fair value on a nonrecurring basis:
Bank loans, net:
Impaired loans	$—	$34,799	$55,528		$—	$90,327
Loans held for sale (7)	—	22,611	—		—	22,611
Total bank loans, net	—	57,410	55,528		—	112,938
OREO (8)	—	768	—		—	768
Total assets at fair value on a nonrecurring basis	$—	$58,178	$55,528		$—	$113,706

(continued on next page)

Index

September 30, 2014	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of September 30, 2014
	(in thousands)
	(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$11,093	$554	$—	$—	$11,647
Corporate obligations	29	15,304	—	—	15,333
Government obligations	187,424	—	—	—	187,424
Agency MBS and CMOs	738	—	—	—	738
Total debt securities	199,284	15,858	—	—	215,142
Derivative contracts	—	75,668	—	(63,296)	12,372
Equity securities	10,884	2	—	—	10,886
Total trading instruments sold but not yet purchased	210,168	91,528	—	(63,296)	238,400
Derivative instruments associated with offsetting matched book positions	—	323,337	—	—	323,337
Other liabilities	—	—	58	—	58
Total liabilities at fair value on a recurring basis	$210,168	$414,865	$58	$(63,296)	$561,795

(1)
We had $800 thousand in transfers of financial instruments from Level 1 to Level 2 during the year ended September 30, 2014.  These transfers were a result of a decrease in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement. We had $1.3 million in transfers of financial instruments from Level 2 to Level 1 during the year ended September 30, 2014.  These transfers were a result of an increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(2)
Where permitted, we have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. See Note 19 for additional information regarding offsetting financial instruments.

(3)	Includes $58 million of Jefferson County, Alabama Limited Obligation School Warrants ARS.

(4)
The portion of these investments we do not own is approximately $55 million as of September 30, 2014 and are included as a component of noncontrolling interest in our Consolidated Statements of Financial Condition. The weighted average portion we own is approximately $157 million or 74% of the total private equity investments of $212 million included in our Consolidated Statements of Financial Condition.

(5)
Other investments include $144 million of financial instruments that are related to MK & Co.’s obligations to perform under certain of its historic deferred compensation plans (see Note 2 and Note 24 for further information regarding these plans).

(6)
Includes forward commitments to purchase GNMA or FNMA MBS arising from our fixed income public finance operations (see Note 21 for additional information regarding these commitments) and to a much lesser extent, other certain commitments.

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

(2)
Where permitted, we have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. See Note 19 for additional information regarding offsetting financial instruments.

(3)	Includes $54 million of Jefferson County, Alabama Limited Obligation School Warrants ARS and $25 million of Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS.

(4)
The portion of these investments we do not own is approximately $63 million as of September 30, 2013 and are included as a component of noncontrolling interest in our Consolidated Statements of Financial Condition. The weighted average portion we own is approximately $153 million or 71% of the total private equity investments of $216 million included in our Consolidated Statements of Financial Condition.

(5)
Other investments include $176 million of financial instruments that are related to MK & Co.’s obligations to perform under certain of its historic deferred compensation plans (see Note 2 and Note 24 for further information regarding these plans).

(6)	Primarily comprised of forward commitments to purchase GNMA MBS arising from our fixed income public finance operations (see Note 21 for additional information regarding these commitments).

(7)
Goodwill fair value measurements are classified within Level 3 of the fair value hierarchy, which are generally determined using unobservable inputs. See Note 13 for additional information regarding the annual impairment analysis.

(8)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(9)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Consolidated Statements of Financial Condition is net of the estimated selling costs.

Index

The adjustment to fair value of the nonrecurring fair value measures for the year ended September 30, 2014 resulted in $467 thousand in additional provision for loan losses and $203 thousand in other losses. The adjustment to fair value of the nonrecurring fair value measures for the year ended September 30, 2013 resulted in $8.7 million in additional provision for loan losses and $529 thousand in other losses.

Changes in Level 3 recurring fair value measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis is presented below:

Year ended September 30, 2014 Level 3 assets at fair value (in thousands)
	Financial assets											Financial liabilities
	Trading instruments			Available for sale securities			Private equity, other investments and other assets					Payables- trade and other
	Non- agency CMOs & ABS	Equity securities	Other	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other receivables	Other assets	Other liabilities
Fair value September 30, 2013	$14	$35	$3,956	$78	$130,934	$110,784	$216,391		$4,607	$2,778	$15	$(60)
Total gains (losses) for the year:
Included in earnings	(1)	6	(371)	(27)	7,046	44	15,883	(1)	174	(2,778)	772	2
Included in other comprehensive (loss) income	—	—	—	22	(403)	3,536	—		—	—	—	—
Purchases and contributions	—	103	18,628	—	—	—	16,192		63	—	—	—
Sales	—	(98)	(19,904)	(38)	(23,355)	—	(7,076)		(2,698)	—	—	—
Redemptions by issuer	—	—	—	—	(27,526)	(325)	—		(64)	—	—	—
Distributions	(2)	—	—	(35)	—	—	(39,053)		(351)	—	—	—
Transfers: (2)
Into Level 3	—	—	—	—	—	—	11,924	(3)	—	—	—	—
Out of Level 3	—	(2)	—	—	—	—	(2,595)	(4)	—	—	—	—
Fair value September 30, 2014	$11	$44	$2,309	$—	$86,696	$114,039	$211,666		$1,731	$—	$787	$(58)

Change in unrealized gains (losses) for the year included in earnings (or changes in net assets) for assets held at the end of the year	$20	$6	$(7)	$—	$(403)	$3,536	$15,883		$267	$—	$772	$—

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $12.2 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $3.7 million.

(2)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(3)	The transfers into Level 3 were comprised of transfers of balances previously included in other receivables on our Consolidated Statements of Financial Condition.

(4)	The transfers out of Level 3 were comprised of transfers of cash and cash equivalent balances previously included in private equity investments on our Consolidated Statements of Financial Condition.

Index

Year ended September 30, 2013 Level 3 assets at fair value (in thousands)
Financial assets													Financial liabilities
	Trading instruments				Available for sale securities			Private equity, other investments, other receivables and other assets					Payables-trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Other securities	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other receivables	Other assets	Other liabilities
Fair value September 30, 2012	$553	$29	$6	$5,850	$249	$123,559	$110,193	$336,927		$4,092	$—	$—	$(98)
Total gains (losses) for the year:
Included in earnings	—	(4)	1	(140)	(396)	439	1,164	70,688	(1)	1,390	2,778	—	38
Included in other comprehensive (loss) income	—	—	—	—	281	13,212	7,504	—		—	—	—	—
Purchases and contributions	—	—	63	9,885	—	—	25	20,416		—	—	—	—
Sales	(553)	—	(37)	(9,234)	—	(4,971)	(90)	(165,878)	(2)	(691)	—	—	—
Redemptions by issuer	—	—	—	—	—	(1,305)	(8,012)	—		—	—	—	—
Distributions	—	(11)	—	(2,390)	(56)	—	—	(45,762)		(315)	—	—	—
Transfers: (3)
Into Level 3	—	—	2	—	—	—	—	—		131	—	15	—
Out of Level 3	—	—	—	(15)	—	—	—	—		—	—	—	—
Fair value September 30, 2013	$—	$14	$35	$3,956	$78	$130,934	$110,784	$216,391		$4,607	$2,778	$15	$(60)

Change in unrealized gains (losses) for the year included in earnings (or changes in net assets) for assets held at the end of the year	$—	$38	$(1)	$(140)	$(396)	$13,212	$7,504	$5,354		$1,511	$2,778	$—	$—

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

(2)	Results primarily from the April 29, 2013 sale of our indirect investment in Albion. The amount is presented gross, and therefore includes amounts pertaining to interests held by others.

(3)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

Year ended September 30, 2012 Level 3 assets at fair value (in thousands)
	Financial assets											Financial liabilities
	Trading instruments					Available for sale securities			Private equity and other investments			Payables-trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Other securities		Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other liabilities
Fair value September 30, 2011	$375	$50	$15	$—		$851	$79,524	$116,524	$168,785		$2,087	$(40)
Total gains (losses) for the year:
Included in earnings	89	(3)	11	(1,034)		(691)	(1,487)	(75)	36,098	(1)	296	(58)
Included in other comprehensive (loss) income	—	—	—	—		130	(7,651)	(1,528)	—		—	—
Purchases and contributions	553	—	18	16,268		—	56,344	66,915	162,795	(4)	2,276	—
Sales	(320)	—	(16)	(14,251)		—	—	—	—		—	—
Redemptions by issuer	—	—	—	—		—	(3,214)	(71,600)	—		—	—
Distributions	—	(18)	—	(1,710)		(41)	—	—	(30,751)		(567)	—
Transfers:
Into Level 3	—	—	156	6,577	(2)	—	43	—	—		—	—
Out of Level 3 (3)	(144)	—	(178)	—		—	—	(43)	—		—	—
Fair value September 30, 2012	$553	$29	$6	$5,850		$249	$123,559	$110,193	$336,927		$4,092	$(98)

Change in unrealized gains (losses) for the year included in earnings (or changes in net assets) for assets held at the end of the year	$—	$9	$(5)	$(1,034)		$(691)	$(9,060)	$(1,528)	$36,098	(1)	$172	$—

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

(4)
Includes private equity investments of approximately $46 million arising from the Morgan Keegan acquisition and $97 million of other investments arising from the consolidation of certain of Morgan Keegan’s private equity funds (see Note 3 for further information regarding the Morgan Keegan acquisition).

As of September 30, 2014, 8.6% of our assets and 3% of our liabilities are instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of September 30, 2014 represent 21% of our assets measured at fair value. In comparison as of September 30, 2013, 8.6% and 2.5% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of September 30, 2013 represented 24% of our assets measured at fair value. The balances of our level 3 assets have decreased compared to September 30, 2013, primarily as a result of distributions received from, and sales of, certain investments in our private equity portfolio, as well as the sale or redemption of a portion of our ARS portfolio. Accordingly, Level 3 instruments as a percentage of total financial instruments have decreased by 3% as compared to September 30, 2013.

Index

Gains and losses included in earnings are presented in net trading profit and other revenues in our Consolidated Statements of Income and Comprehensive Income as follows:

For the year ended September 30, 2014	Net trading profits	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(366)	$21,116
Change in unrealized gains for assets held at the end of the year	$19	$20,055

For the year ended September 30, 2013	Net trading profits	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(143)	$76,101
Change in unrealized (losses) gains for assets held at the end of the year	$(103)	$29,963

For the year ended September 30, 2012	Net trading profits	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(937)	$34,083
Change in unrealized (losses) gains for assets held at the end of the year	$(1,030)	$24,991

Index

Quantitative information about level 3 fair value measurements

The significant assumptions used in the valuation of level 3 financial instruments are as follows (the table that follows includes the significant majority of the financial instruments we hold that are classified as level 3 measures):

Level 3 financial instrument	Fair value at September 30, 2014 (in thousands)	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements:
Available for sale securities:
ARS:
Municipals	$57,728	Recent trades	Observed trades (in inactive markets) of in-portfolio securities	88% of par - 88% of par (88% of par)
Municipals	$11,025	Income or market approach:
		Scenario 1 - recent trades	Observed trades (in inactive markets) of in-portfolio securities	70% of par - 70% of par (70% of par)
		Scenario 2 - discounted cash flow	Average discount rate(a)	4.44% - 6.82% (5.63%)
			Average interest rates applicable to future interest income on the securities(b)	1.68% - 4.31% (3.00%)
			Prepayment year(c)	2017 - 2024 (2021)
			Weighting assigned to outcome of scenario1/ scenario 2	20%/80%
Municipals	$17,943	Discounted cash flow	Average discount rate(a)	3.08% - 5.82% (3.77%)
			Average interest rates applicable to future interest income on the securities(b)	1.44% - 5.74% (1.81%)
			Prepayment year(c)	2017 - 2024 (2019)
Preferred securities	$114,039	Discounted cash flow	Average discount rate(a)	3.69% - 5.08% (4.35%)
			Average interest rates applicable to future interest income on the securities(b)	2.41% - 4.03% (2.54%)
			Prepayment year(c)	2015 - 2019 (2019)
Private equity investments:	$46,402	Income or market approach:
		Scenario 1 - income approach - discounted cash flow	Discount rate(a)	13.0% - 17.5% (15.9%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2016 - 2018 (2017)
		Scenario 2 - market approach - market multiple method	EBITDA Multiple(d)	4.75 - 7.50 (6.30)
			Weighting assigned to outcome of scenario 1/scenario 2	72%/28%
	$165,264	Transaction price or other investment-specific events(e)	Not meaningful(e)	Not meaningful(e)
Nonrecurring measurements:
Impaired loans: residential	$25,982	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.3 yrs.)
Impaired loans: corporate	$29,546	Appraisal, discounted cash flow, or distressed enterprise value(f)	Not meaningful(f)	Not meaningful(f)

The text of the footnotes in the above table are on the following page.

Index

The text of the footnotes to the table on the previous page are as follows:

(a)	Represents discount rates used when we have determined that market participants would take these discounts into account when pricing the investments.

(b)
Future interest rates are projected based upon a forward interest rate path, plus a spread over such projected base rate that is applicable to each future period for each security within this portfolio segment.  The interest rates presented represent the average interest rate over all projected periods for securities within the portfolio segment.

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

(f)
The valuation techniques used for the impaired corporate loan portfolio as of September 30, 2014 were appraisals less selling costs for the collateral dependent loans, and either discounted cash flows or distressed enterprise value for the remaining impaired loans that are not collateral dependent.

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

The future interest rate and maturity assumptions impacting the valuation of the auction rate securities are directly related.  As short-term interest rates rise, due to the variable nature of the penalty interest rate provisions embedded in most of these securities in the event auctions fail to set the security’s interest rate, then a penalty rate that is specified in the security increases.  These penalty rates are based upon a stated multiple applied to a defined short-term interest rate index.  Management estimates that at some level of increase in short-term interest rates, issuers of the securities will have the economic incentive to refinance (and thus prepay) the securities.  Therefore, the short-term interest rate assumption directly impacts the input related to the timing of any projected prepayment.  The faster and steeper short-term interest rates rise, the earlier prepayments will likely occur and the higher the fair value of the security.

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

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of September 30, 2014 and 2013, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

Index

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated Statements of Financial Condition at fair value

Many, but not all, of the financial instruments we hold are recorded at fair value in the Consolidated Statements of Financial Condition.

The following represent financial instruments in which the ending balance at September 30, 2014 and 2013 is not carried at fair value, as computed in accordance with the GAAP definition of fair value (an exit price concept, refer to Note 2 for further discussion), on our Consolidated Statements of Financial Condition:

Short-term financial instruments: The carrying value of short-term financial instruments, including cash and cash equivalents, assets segregated pursuant to federal regulations and other segregated assets, securities either purchased or sold under agreements to resell and other collateralized financings are recorded at amounts that approximate the fair value of these instruments. These financial instruments generally expose us to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market rates. Under the fair value hierarchy, cash and cash equivalents and assets segregated pursuant to federal regulations and other segregated assets are classified as Level 1. Securities either purchased or sold under agreements to resell and other collateralized financings are classified as Level 2 under the fair value hierarchy because they are generally variable rate instruments collateralized by U.S. government or agency securities.

Bank loans, net: These financial instruments are primarily comprised of loans originated or purchased by RJ Bank and include C&I loans, commercial and residential real estate loans, tax-exempt loans, as well as SBL intended to be held until maturity or payoff, and are recorded at amounts that result from the application of the loans held for investment methodologies summarized in Note 2. In addition, these financial instruments consist of loans held for sale, which are carried at the lower of cost or market value. A portion of these loans held for sale are included in the nonrecurring fair value measurements in addition to any impaired loans held for investment.

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

Receivables and other assets: Brokerage client receivables, receivables from broker-dealers and clearing organizations, stock borrowed receivables, loans to financial advisors, net, other receivables, and certain other assets are recorded at amounts that approximate fair value and are classified as Level 2 and 3 under the fair value hierarchy. As specified under GAAP, the FHLB and FRB stock are recorded at cost, which we have determined to approximate their estimated fair value, and are classified as Level 2 under the fair value hierarchy.

Bank deposits: The fair values for demand deposits are equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market and savings accounts approximate their fair values at the reporting date as these are short-term in nature. Due to their demand or short-term nature, the demand deposits and variable rate money market and savings accounts are classified as Level 2 under the fair value hierarchy. Fair values for fixed-rate certificate accounts are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of expected monthly maturities on time deposits. These fixed rate certificate accounts are classified as Level 3 under the fair value hierarchy.

Payables: Brokerage client payables, payables due to broker-dealers and clearing organizations, stock loaned payables, and trade and other payables are recorded at amounts that approximate fair value and are classified as Level 2 under the fair value hierarchy.

Other borrowings: The carrying amount of other borrowings approximate their fair value due to the relative short-term nature of such borrowings, some of which are day-to-day. The portion of other borrowings which are not “day-to-day” are primarily comprised of RJ Bank’s borrowings from the FHLB which, by their nature, reflect terms that approximate current market rates for similar loans. Under the fair value hierarchy, our other borrowings are classified as Level 2.

Corporate debt: The fair value of the mortgage note payable associated with the financing of our Saint Petersburg, Florida corporate offices is based upon an estimate of the current market rates for similar loans. The fair value of our senior notes is based upon recent trades of those or other similar debt securities in the market.

Off-balance sheet financial instruments: The fair value of unfunded commitments to extend credit is based on a methodology similar to that described above for loans and further adjusted for the probability of funding. The fair value of these unfunded lending commitments, in addition to the fair value of other off-balance sheet financial instruments, are classified as Level 3 under the fair value hierarchy. See Note 27 for further discussion of off-balance sheet financial instruments.

Index

The estimated fair values by level within the fair value hierarchy and the carrying amounts of certain of our financial instruments not carried at fair value are as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
	(in thousands)
September 30, 2014
Financial assets:
Bank loans, net(1)	$—	$23,678	$10,738,136	$10,761,814	$10,857,662

Financial liabilities:
Bank deposits	$—	$9,684,221	$344,234	$10,028,455	$10,028,924
Corporate debt	$366,100	$955,170	$—	$1,321,270	$1,190,836

September 30, 2013
Financial assets:
Bank loans, net(1)	$—	$83,012	$8,614,755	$8,697,767	$8,700,027

Financial liabilities:
Bank deposits	$—	$8,981,996	$320,196	$9,302,192	$9,295,371
Corporate debt	$352,520	$951,628	$—	$1,304,148	$1,194,508

(1)	Excludes all impaired loans and loans held for sale which have been recorded at fair value in the Consolidated Statement of Financial Condition at September 30, 2014 and 2013, respectively.

NOTE 6 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	September 30, 2014		September 30, 2013
	Trading instruments	Instruments sold but not yet purchased	Trading instruments	Instruments sold but not yet purchased
	(in thousands)
Municipal and provincial obligations	$203,889	$11,647	$202,826	$1,777
Corporate obligations	111,928	15,333	60,406	9,111
Government and agency obligations	101,362	187,424	113,396	169,816
Agency MBS and CMOs	127,419	738	93,149	3,068
Non-agency CMOs and ABS	58,375	—	16,971	—
Total debt securities	602,973	215,142	486,748	183,772

Derivative contracts (1)	28,205	12,372	28,109	5,641
Equity securities	34,142	10,886	53,015	31,243
Corporate loans	990	—	—	—
Other	13,083	—	11,833	—
Total	$679,393	$238,400	$579,705	$220,656

(1)
Represents the derivative contracts held for trading purposes. These balances do not include all derivative instruments since the derivative instruments associated with offsetting matched book positions are included on their own line item on our Consolidated Statements of Financial Condition. See Note 18 for further information regarding all of our derivative transactions, and see Note 19 for additional information regarding offsetting financial instruments.

Included in net trading profit on our Consolidated Statements of Income and Comprehensive Income are net unrealized (losses) gains related to trading instruments held as of September 30, 2014, 2013, and 2012 of $(4.8) million, $(4) million, and $576 thousand, respectively.

See Note 5 for additional information regarding the fair value of trading instruments and trading instruments sold but not yet purchased.

Index

NOTE 7 – AVAILABLE FOR SALE SECURITIES

Available for sale securities are comprised of MBS and CMOs owned by RJ Bank and ARS owned by one of our non-broker-dealer subsidiaries.

Certain of the non-agency CMOs held within the available for sale securities portfolio owned by RJ Bank were sold during the year ended September 30, 2014. The sales resulted in proceeds of $26.6 million and a gain of $264 thousand which is included in other revenues on our Consolidated Statements of Income and Comprehensive Income. There were no sales of available for sale securities owned by RJ Bank in either the year ended September 30, 2013 or the year ended September 30, 2012.

Certain securities in the ARS portion of the available for sale securities portfolio have been redeemed by their issuer or sold in market transactions. Sale or redemption activities within the ARS portion of the portfolio resulted in aggregate proceeds of $51.2 million and a gain of $7.1 million in the year ended September 30, 2014 which is included in other revenues on our Consolidated Statements of Income and Comprehensive Income. During the year ended September 30, 2013, sales or redemption activities within the ARS portion of the available for sale securities portfolio resulted in proceeds of $14.4 million and a gain of $1.6 million. During the year ended September 30, 2012, redemptions of ARS by their issuers resulted in proceeds of $75 million and a gain of $360 thousand.

Index

The amortized cost and fair values of available for sale securities are as follows:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
September 30, 2014
Available for sale securities:
Agency MBS and CMOs	$267,927	$822	$(1,029)	$267,720
Non-agency CMOs (1)	98,946	56	(7,084)	91,918
Other securities	1,575	341	—	1,916
Total RJ Bank available for sale securities	368,448	1,219	(8,113)	361,554

Auction rate securities:
Municipal obligations	81,535	6,240	(1,079)	86,696
Preferred securities	104,526	9,513	—	114,039
Total auction rate securities	186,061	15,753	(1,079)	200,735
Total available for sale securities	$554,509	$16,972	$(9,192)	$562,289

September 30, 2013
Available for sale securities:
Agency MBS and CMOs	$326,858	$707	$(1,536)	$326,029
Non-agency CMOs (2)	142,169	4	(13,152)	129,021
Other securities	1,575	501	—	2,076
Total RJ Bank available for sale securities	470,602	1,212	(14,688)	457,126

Auction rate securities:
Municipal obligations	125,371	6,831	(1,268)	130,934
Preferred securities	104,808	5,976	—	110,784
Total auction rate securities	230,179	12,807	(1,268)	241,718

Total available for sale securities	$700,781	$14,019	$(15,956)	$698,844

September 30, 2012
Available for sale securities:
Agency MBS and CMOs	$350,568	$1,938	$(203)	$352,303
Non-agency CMOs (3)	166,339	23	(18,555)	147,807
Total RJ Bank available for sale securities	516,907	1,961	(18,758)	500,110

Auction rate securities:
Municipal obligations (4)	131,208	870	(8,519)	123,559
Preferred securities (5)	111,721	232	(1,760)	110,193
Total auction rate securities	242,929	1,102	(10,279)	233,752

Other securities	3	9	—	12
Total available for sale securities	$759,839	$3,072	$(29,037)	$733,874

(1)	As of September 30, 2014, the non-credit portion of OTTI recorded in AOCI was $6.1 million (before taxes).

(2)	As of September 30, 2013, the non-credit portion of OTTI recorded in AOCI was $11.1 million (before taxes).

(3)	As of September 30, 2012, the non-credit portion of OTTI recorded in AOCI was $15.5 million (before taxes).

(4)	As of September 30, 2012, the non-credit portion of OTTI recorded in AOCI was $7.6 million (before taxes).

(5)	As of September 30, 2012, the non-credit portion of OTTI recorded in AOCI was $1.5 million (before taxes).

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

	September 30, 2014
	Within one year	After one but within five years	After five but within ten years	After ten years	Total
	($ in thousands)
Agency MBS & CMOs:
Amortized cost	$—	$9,992	$10,451	$247,484	$267,927
Carrying value	—	10,019	10,513	247,188	267,720
Weighted-average yield	—	0.27%	0.24%	1.02%	0.96%

Non-agency CMOs:
Amortized cost	$—	$—	$—	$98,946	$98,946
Carrying value	—	—	—	91,918	91,918
Weighted-average yield	—	—	—	2.49%	2.49%

Other securities:
Amortized cost	$—	$—	$—	$1,575	$1,575
Carrying value	—	—	—	1,916	1,916
Weighted-average yield	—	—	—	—	—

Sub-total agency MBS & CMOs, non-agency CMOs and other securities:
Amortized cost	$—	$9,992	$10,451	$348,005	$368,448
Carrying value	—	10,019	10,513	341,022	361,554
Weighted-average yield	—	0.27%	0.24%	1.41%	1.35%

Auction rate securities
Municipal obligations:
Amortized cost	$—	$—	$—	$81,535	$81,535
Carrying value	—	—	—	86,696	86,696
Weighted-average yield	—	—	—	0.38%	0.38%

Preferred securities:
Amortized cost	$—	$—	$—	$104,526	$104,526
Carrying value	—	—	—	114,039	114,039
Weighted-average yield	—	—	—	0.20%	0.20%

Sub-total auction rate securities:
Amortized cost	$—	$—	$—	$186,061	$186,061
Carrying value	—	—	—	200,735	200,735
Weighted-average yield	—	—	—	0.28%	0.28%

Total available for sale securities:
Amortized cost	$—	$9,992	$10,451	$534,066	$554,509
Carrying value	—	10,019	10,513	541,757	562,289
Weighted-average yield	—	0.27%	0.24%	0.99%	0.97%

Index

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2014
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$18,062	$(53)	$71,688	$(976)	$89,750	$(1,029)
Non-agency CMOs	5,506	(357)	69,970	(6,727)	75,476	(7,084)
ARS municipal obligations	—	—	12,072	(1,079)	12,072	(1,079)
Total	$23,568	$(410)	$153,730	$(8,782)	$177,298	$(9,192)

	September 30, 2013
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$157,580	$(1,150)	$22,940	$(386)	$180,520	$(1,536)
Non-agency CMOs	4,906	(556)	123,139	(12,596)	128,045	(13,152)
ARS municipal obligations	771	(100)	19,747	(1,168)	20,518	(1,268)
Total	$163,257	$(1,806)	$165,826	$(14,150)	$329,083	$(15,956)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

FNMA, the Federal Home Loan Mortgage Corporation (“FHLMC”), as well GNMA, guarantee the contractual cash flows of the agency MBS and CMOs. At September 30, 2014, of the 11 of our U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, three were in a continuous unrealized loss position for less than 12 months and eight were for 12 months or more.  We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

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

The significant assumptions used in the cash flow analysis of non-agency CMOs are as follows:

	September 30, 2014
	Range	Weighted- average (1)
Default rate	0% - 10.9%	4.31%
Loss severity	0% - 74.4%	39.84%
Prepayment rate	5% - 34.2%	10.42%

(1)	Represents the expected activity for the next twelve months.

Index

At September 30, 2014, 14 of the 19 non-agency CMOs were in a continuous unrealized loss position. Of these, 13 were in that position for 12 months or more and one was in a continuous unrealized loss position for less than 12 months. Based on the expected cash flows derived from the model utilized in our analysis, we expect to recover all unrealized losses not already recorded in earnings on our non-agency CMOs. However, it is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in the cash flows expected to be collected on these securities and potential future OTTI losses. As residential mortgage loans are the underlying collateral of these securities, the unrealized losses at September 30, 2014 reflect the uncertainty in the markets for these instruments.

ARS

The cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them. The par value of the ARS we hold as of September 30, 2014 is $221.8 million. Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired as we have the ability and intent to hold these securities to maturity. All of our ARS securities are evaluated for OTTI on a quarterly basis.

Within our ARS preferred securities, we analyze the credit ratings associated with each security as an indicator of potential credit impairment. As of September 30, 2014, and including subsequent ratings changes, all of the ARS preferred securities were rated investment grade by at least one rating agency and there is no potential impairment since the fair values of these securities exceed their cost basis.

Within our municipal ARS holdings as of September 30, 2014, there are two municipal ARS securities with a fair value less than their cost basis, indicating potential impairment. We analyzed the credit ratings associated with these securities as an indicator of potential credit impairment, and including subsequent ratings changes, determined that these securities maintained investment grade ratings by at least one rating agency. We have the ability and intent to hold these securities to maturity and expect to recover their entire cost basis and therefore concluded that none of the OTTI within our municipal ARS portfolio is related to potential credit loss.

We hold Jefferson County, Alabama Limited Obligation School Warrants ARS (“Jeff Co. Schools ARS”) within our municipal ARS holdings. As of September 30, 2013, we also held Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS (“Jeff Co. Sewers ARS”).  During the first quarter ended December 31, 2013, the Jefferson County, Alabama voluntary petition for relief under Chapter 9 of the U.S. Bankruptcy Code in the U.S. District Court for the Northern District of Alabama was resolved. As a result of the resolution of this matter, Jefferson County redeemed the Jeff Co. Sewers ARS during our first quarter, and we received $26.5 million in proceeds from their redemption and realized a $5.5 million gain, which is included in other revenues on our Consolidated Statements of Income and Comprehensive Income for the year ended September 30, 2014. The Jeff Co. Schools ARS were not affected by the resolution of the Jefferson County, Alabama bankruptcy matter and remain in our ARS portfolio as of September 30, 2014. The fair value of the Jeff Co. Schools ARS exceed their cost basis as of September 30, 2014.

Other-than-temporarily impaired securities

Although there is no intent to sell either our ARS or our non-agency CMOs and it is not more likely than not that we will be required to sell these securities, as of September 30, 2014 we do not expect to recover the entire amortized cost basis of certain securities within our non-agency CMO portfolio.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available for sale securities are as follows:

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Amount related to credit losses on securities we held at the beginning of the year	$28,217	$27,581	$22,306
Additions to the amount related to credit loss for which an OTTI was not previously recognized	—	—	1,409
Decreases to the amount related to credit loss for securities sold during the year	(9,541)	—	—
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	27	636	3,866
Amount related to credit losses on securities we held at the end of the year	$18,703	$28,217	$27,581

Index

NOTE 8 - RECEIVABLES FROM AND PAYABLES TO BROKERAGE CLIENTS

The information presented below is exclusive of the transactions and balances that arise between RJ Bank and clients of our broker-dealer subsidiaries. Such transactions include those arising from the RJBDP program (as hereinafter defined in Note 14) and securities that serve as collateral under RJ Bank’s SBL program (see Note 9 for additional information).

Receivables from brokerage clients

Receivables from brokerage clients include amounts arising from normal cash and margin transactions and fees receivable. Margin receivables are collateralized by securities owned by brokerage clients. Such collateral is not included within any balances reflected on our Consolidated Statements of Financial Condition (see Note 19 for information regarding our use of a portion of this collateral in certain borrowing transactions). The amount receivable from clients is as follows:

	September 30,
	2014	2013
	(in thousands)
Brokerage client receivables	$2,127,078	$1,983,402
Allowance for doubtful accounts	(274)	(62)
Brokerage client receivables, net	$2,126,804	$1,983,340

Payables to brokerage clients

Payables to brokerage clients include brokerage client funds on deposit awaiting reinvestment. The following table presents a summary of such payables:

	September 30,
	2014	2013
Brokerage client payables:	(in thousands)
Interest bearing	$3,578,101	$5,457,107
Non-interest bearing	378,003	485,736
Total brokerage client payables	$3,956,104	$5,942,843

NOTE 9 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by RJ Bank and include C&I loans, tax-exempt loans, SBL, as well as commercial and residential real estate loans. These receivables are collateralized by first or second mortgages on residential or other real property, other assets of the borrower, a pledge of revenue or are unsecured.

We segregate our loan portfolio into six loan portfolio segments: C&I, CRE, CRE construction, tax-exempt, residential mortgage, and SBL. These portfolio segments also serve as the portfolio loan classes for purposes of credit analysis, except for residential mortgage loans which are further disaggregated into residential first mortgage and residential home equity classes.

Index

The following table presents the balances for both the held for sale and held for investment loan portfolios as well as the associated percentage of each portfolio segment in RJ Bank’s total loan portfolio:

	September 30, 2014		September 30, 2013		September 30, 2012
	Balance	%	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	$45,988	—	$110,292	1%	$160,515	2%
Loans held for investment:
Domestic:
C&I loans	5,378,592	49%	4,439,668	50%	4,553,061	55%
CRE construction loans	76,733	1%	38,964	—	26,360	1%
CRE loans	1,415,093	13%	1,075,986	12%	828,414	10%
Tax-exempt loans	122,218	1%	—	—	—	—
Residential mortgage loans	1,749,513	16%	1,743,787	20%	1,690,465	21%
SBL	1,021,358	9%	554,210	6%	350,770	4%
Foreign:
C&I loans	1,043,755	9%	806,337	9%	465,770	6%
CRE construction loans	17,462	—	21,876	—	23,114	—
CRE loans	274,070	2%	207,060	2%	108,036	1%
Residential mortgage loans	2,234	—	1,863	—	1,521	—
SBL	2,390	—	1,595	—	1,725	—
Total loans held for investment	11,103,418		8,891,346		8,049,236
Net unearned income and deferred expenses	(37,533)		(43,936)		(70,698)
Total loans held for investment, net(1)	11,065,885		8,847,410		7,978,538

Total loans held for sale and investment	11,111,873	100%	8,957,702	100%	8,139,053	100%
Allowance for loan losses	(147,574)		(136,501)		(147,541)
Bank loans, net	$10,964,299		$8,821,201		$7,991,512

	September 30, 2011		September 30, 2010
	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	102,236	2%	$6,114	—
Loans held for investment:
Domestic:
C&I loans	3,987,122	59%	3,173,093	51%
CRE construction loans	29,087	—	65,512	1%
CRE loans	742,889	11%	937,669	15%
Residential mortgage loans	1,754,925	26%	2,013,681	32%
SBL	7,438	—	23,940	—
Foreign:
C&I loans	113,817	2%	59,630	1%
Residential mortgage loans	1,561	—	1,650	—
Total loans held for investment	6,636,839		6,275,175
Net unearned income and deferred expenses	(45,417)		(39,276)
Total loans held for investment, net(1)	6,591,422		6,235,899

Total loans held for sale and investment	6,693,658	100%	6,242,013	100%
Allowance for loan losses	(145,744)		(147,084)
Bank loans, net	$6,547,914		$6,094,929

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At September 30, 2014, the FHLB had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 15 for more information regarding borrowings from the FHLB.

Index

Loans held for sale

RJ Bank originated or purchased $1 billion, $1.3 billion and $903 million of loans held for sale during the years ended September 30, 2014, 2013 and 2012, respectively.  Proceeds from the sale of held for sale loans amounted to $189 million, $300 million and $184 million for the years ended September 30, 2014, 2013 and 2012, respectively. Net gains resulting from such sales amounted to $790 thousand, $3.6 million and $1.7 million for the years ended September 30, 2014, 2013 and 2012, respectively.  Unrealized losses recorded in the Consolidated Statements of Income and Comprehensive Income to reflect the loans held for sale at the lower of cost or market value were $385 thousand, $2.9 million and $1.2 million for the years ended September 30, 2014, 2013 and 2012, respectively.

Purchases and sales of loans held for investment

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	Year ended September 30,
	2014		2013		2012
	Purchases	Sales	Purchases	Sales	Purchases		Sales
	(in thousands)
C&I loans	$536,167	$219,914	$358,309	$176,186	$470,859	(1)	$85,090
CRE construction loans	—	—	—	—	31,074	(1)	—
CRE loans	5,000	—	5,048	—	121,245	(1)	—
Residential mortgage loans	29,667	—	26,618	—	38,220		—
SBL	—	—	—	—	185,026	(2)	—
Total	$570,834	$219,914	$389,975	$176,186	$846,424		$85,090

(1)
Includes a total of $367 million for a Canadian loan portfolio purchased during the year ended September 30, 2012, which was comprised of $219 million C&I, $31 million of CRE construction and $117 million of CRE loans.

(2)	Represents loans primarily secured by the borrower’s marketable securities.

Index

Aging analysis of loans held for investment

The following table presents an analysis of the payment status of loans held for investment by portfolio segment:

	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual (1)	Current and accruing	Total loans held for investment (2)
	(in thousands)
As of September 30, 2014:
C&I loans	$124	$—	$124	$—	$6,422,223	$6,422,347
CRE construction loans	—	—	—	—	94,195	94,195
CRE loans	—	—	—	18,876	1,670,287	1,689,163
Tax-exempt loans	—	—	—	—	122,218	122,218
Residential mortgage loans:
First mortgage loans	1,648	—	1,648	61,391	1,668,724	1,731,763
Home equity loans/lines	57	—	57	398	19,529	19,984
SBL	—	—	—	—	1,023,748	1,023,748
Total loans held for investment	$1,829	$—	$1,829	$80,665	$11,020,924	$11,103,418

As of September 30, 2013:
C&I loans	$135	$—	$135	$89	$5,245,781	$5,246,005
CRE construction loans	—	—	—	—	60,840	60,840
CRE loans	—	—	—	25,512	1,257,534	1,283,046
Residential mortgage loans:
First mortgage loans	3,753	—	3,753	75,889	1,643,805	1,723,447
Home equity loans/lines	—	—	—	468	21,735	22,203
SBL	—	—	—	—	555,805	555,805
Total loans held for investment	$3,888	$—	$3,888	$101,958	$8,785,500	$8,891,346

(1)	Includes $41.4 million and $55.5 million of nonaccrual loans at September 30, 2014 and 2013, respectively, which are performing pursuant to their contractual terms.

(2)	Excludes any net unearned income and deferred expenses.

Nonperforming loans represent those loans on nonaccrual status, troubled debt restructurings, and accruing loans which are 90 days or more past due and in the process of collection. The gross interest income related to these nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $3.7 million, $3.2 million and $4.3 million for the years ended September 30, 2014, 2013 and 2012, respectively.  The interest income recognized on nonperforming loans was $1.3 million, $1.5 million and $1.8 million for the years ended September 30, 2014, 2013 and 2012, respectively.

Other real estate owned, included in other assets on our Consolidated Statements of Financial Condition was $5.4 million and $2.4 million at September 30, 2014 and 2013, respectively.

Index

Impaired loans and troubled debt restructurings

The following table provides a summary of RJ Bank’s impaired loans:

	September 30, 2014			September 30, 2013
	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
	(in thousands)
Impaired loans with allowance for loan losses:(1)
C&I loans	$11,959	$12,563	$1,289	$—	$—	$—
CRE loans	—	—	—	17	26	1
Residential mortgage loans:
First mortgage loans	43,806	61,372	5,012	52,624	77,240	6,646
Home equity loans/lines	—	—	—	36	74	4
Total	55,765	73,935	6,301	52,677	77,340	6,651

Impaired loans without allowance for loan losses:(2)
C&I loans	—	—	—	89	94	—
CRE loans	18,876	39,717	—	25,495	45,229	—
Residential - first mortgage loans	21,987	32,949	—	21,445	32,617	—
Total	40,863	72,666	—	47,029	77,940	—
Total impaired loans	$96,628	$146,601	$6,301	$99,706	$155,280	$6,651

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The preceding table includes $18.9 million CRE, $12 million C&I, and $36.6 million residential first mortgage TDRs at September 30, 2014 and $2.2 million CRE and $36.6 million residential first mortgage TDRs at September 30, 2013.

The average balance of the total impaired loans and the related interest income recognized in the Consolidated Statements of Income and Comprehensive Income are as follows:

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Average impaired loan balance:
C&I loans	$6,183	$15,398	$10,196
CRE loans	23,416	13,352	11,902
Residential mortgage loans:
First mortgage loans	70,370	77,511	86,854
Home equity loans/lines	21	93	138
Total	$99,990	$106,354	$109,090

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$1,592	$1,644	$1,397
Home equity loans/lines	—	—	4
Total	$1,592	$1,644	$1,401

Index

During the years ended September 30, 2014, 2013, and 2012, RJ Bank granted concessions to borrowers having financial difficulties, for which the resulting modification was deemed a TDR.  The concessions granted for first mortgage residential and corporate loans were generally interest rate reductions, interest capitalization, interest forbearance, amortization and maturity date extensions, or release of liability ordered under Chapter 7 bankruptcy not reaffirmed by the borrower.  The table below presents the TDRs that occurred during the respective periods presented:

	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	($ in thousands)
Year ended September 30, 2014:
C&I loans	1	$19,200	$15,035
CRE loans	2	$22,291	$22,291
Residential – first mortgage loans	14	$3,599	$3,892
Total	17	$45,090	$41,218

Year ended September 30, 2013:
Residential – first mortgage loans	56	$13,270	$13,551

Year ended September 30, 2012:
Residential – first mortgage loans	20	5,875	6,283

During the years ended September 30, 2014, 2013, and 2012, there were three, two, and five residential first mortgage TDRs, respectively, with recorded investments of $852 thousand, $291 thousand, and $1.2 million, respectively, for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default.

As of September 30, 2014, RJ Bank had one outstanding commitment on a C&I TDR in the amount $560 thousand. As of September 30, 2013, RJ Bank had no outstanding commitments on TDRs.

Credit quality indicators

The credit quality of RJ Bank’s loan portfolio is summarized monthly by management using the standard asset classification system utilized by bank regulators for the SBL and residential mortgage loan portfolios and internal risk ratings, which correspond to the same standard asset classifications for the corporate loan portfolios.  These classifications are divided into three groups:  Not Classified (Pass), Special Mention, and Classified or Adverse Rating (Substandard, Doubtful and Loss). These terms are defined as follows:

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

Index

The credit quality of RJ Bank’s held for investment loan portfolio is as follows:

					Residential mortgage
	C&I	CRE construction	CRE	Tax-exempt	First mortgage	Home equity	SBL	Total
	(in thousands)
September 30, 2014:
Pass	$6,321,662	$94,195	$1,669,897	$122,218	$1,647,325	$19,572	$1,023,748	$10,898,617
Special mention (1)	83,101	—	191	—	15,346	—	—	98,638
Substandard (1)	17,584	—	18,167	—	69,092	412	—	105,255
Doubtful (1)	—	—	908	—	—	—	—	908
Total	$6,422,347	$94,195	$1,689,163	$122,218	$1,731,763	$19,984	$1,023,748	$11,103,418

September 30, 2013:
Pass	$5,012,786	$60,840	$1,257,130	$—	$1,627,090	$21,582	$555,805	$8,535,233
Special mention (1)	139,159	—	195	—	18,912	150	—	158,416
Substandard (1)	94,060	—	23,524	—	77,446	470	—	195,500
Doubtful (1)	—	—	2,197	—	—	—	—	2,197
Total	$5,246,005	$60,840	$1,283,046	$—	$1,723,448	$22,202	$555,805	$8,891,346

(1)	Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

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

The table below presents the most recently available update of the performing residential first mortgage loan portfolio summarized by current LTV. The amounts in the table represent the entire loan balance:

Balance(1)
(in thousands)
LTV range:
LTV less than 50%	$454,703
LTV greater than 50% but less than 80%	816,055
LTV greater than 80% but less than 100%	184,512
LTV greater than 100%, but less than 120%	32,222
LTV greater than 120% but less than 140%	5,169
LTV greater than 140%	—
Total	$1,492,661

(1)	Excludes loans that have full repurchase recourse for any delinquent loans.

Index

Allowance for loan losses

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

		Loans held for investment
	Loans held for sale	C&I	CRE construction	CRE	Tax-exempt	Residential mortgage	SBL	Total
	(in thousands)
Year ended September 30, 2014:
Balance at beginning of year:	$—	$95,994	$1,000	$19,266	$—	$19,126	$1,115	$136,501
Provision (benefit) for loan losses	—	9,560	625	5,860	1,380	(4,759)	899	13,565
Net (charge-offs)/recoveries:
Charge-offs	—	(1,845)	—	(16)	—	(2,015)	—	(3,876)
Recoveries	—	16	—	80	—	1,998	35	2,129
Net (charge-offs)/recoveries	—	(1,829)	—	64	—	(17)	35	(1,747)
Foreign currency translation adjustment	—	(546)	(31)	(168)	—	—	—	(745)
Balance at September 30, 2014	$—	$103,179	$1,594	$25,022	$1,380	$14,350	$2,049	$147,574

Year ended September 30, 2013:
Balance at beginning of year:	$—	$92,409	$739	$27,546	$—	$26,138	$709	$147,541
Provision (benefit) for loan losses	—	4,505	273	(301)	—	(2,540)	628	2,565
Net (charge-offs)/recoveries:
Charge-offs	—	(813)	—	(9,599)	—	(6,771)	(254)	(17,437)
Recoveries	—	117	—	1,680	—	2,299	32	4,128
Net charge-offs	—	(696)	—	(7,919)	—	(4,472)	(222)	(13,309)
Foreign currency translation adjustment	—	(224)	(12)	(60)	—	—	—	(296)
Balance at September 30, 2013	$—	$95,994	$1,000	$19,266	$—	$19,126	$1,115	$136,501

Year ended September 30, 2012:
Balance at beginning of year:	$5	$81,267	$490	$30,752	$—	$33,210	$20	$145,744
(Benefit) provision for loan losses	(5)	21,543	242	(2,305)	—	5,655	764	25,894
Net (charge-offs)/recoveries:
Charge-offs	—	(10,486)	—	(2,000)	—	(15,270)	(96)	(27,852)
Recoveries	—	—	—	1,074	—	2,543	21	3,638
Net charge-offs	—	(10,486)	—	(926)	—	(12,727)	(75)	(24,214)
Foreign currency translation adjustment	—	85	7	25	—	—	—	117
Balance at September 30, 2012	$—	$92,409	$739	$27,546	$—	$26,138	$709	$147,541

Index

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

	Loans held for investment
	C&I	CRE construction	CRE	Tax-exempt	Residential mortgage		SBL	Total
	(in thousands)
September 30, 2014:
Allowance for loan losses:
Individually evaluated for impairment	$1,289	$—	$—	$—	$5,012		$—	$6,301
Collectively evaluated for impairment	101,890	1,594	25,022	1,380	9,338		2,049	141,273
Total allowance for loan losses	$103,179	$1,594	$25,022	$1,380	$14,350		$2,049	$147,574

Recorded investment:(1)
Individually evaluated for impairment	$11,959	$—	$18,876	$—	$65,793		$—	$96,628
Collectively evaluated for impairment	6,410,388	94,195	1,670,287	122,218	1,685,954		1,023,748	11,006,790
Total recorded investment	$6,422,347	$94,195	$1,689,163	$122,218	$1,751,747		$1,023,748	$11,103,418

September 30, 2013:
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$1	$—	$6,650	(2)	$—	$6,651
Collectively evaluated for impairment	95,994	1,000	19,265	—	12,476	(2)	1,115	129,850
Total allowance for loan losses	$95,994	$1,000	$19,266	$—	$19,126		$1,115	$136,501

Recorded investment:(1)
Individually evaluated for impairment	$89	$—	$25,512	$—	$74,105	(2)	$—	$99,706
Collectively evaluated for impairment	5,245,916	60,840	1,257,534	—	1,671,545	(2)	555,805	8,791,640
Total recorded investment	$5,246,005	$60,840	$1,283,046	$—	$1,745,650		$555,805	$8,891,346

(1)	Excludes any net unearned income and deferred expenses.

(2)	The amounts presented have been revised from those reported in the prior year in order to present such prior year balances in a manner that is consistent with the current year computational method.

The reserve for unfunded lending commitments was $10 million and $9.3 million at September 30, 2014 and 2013, respectively.

Index

NOTE 10 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets include the following:

	September 30,
	2014	2013
	(in thousands)

Investments in company-owned life insurance (1)	$287,144	$244,921
Investment in FHLB stock	32,636	12,125
Investment in FRB stock	22,950	21,300
Prepaid expenses	83,509	77,765
Low-income housing tax credit fund financing asset (2)	28,421	33,670
Indemnification asset (3)	154,681	171,135
Other assets	45,915	50,509
Prepaid expenses and other assets	$655,256	$611,425

(1)	As of September 30, 2014, we own life insurance policies with a cumulative face value of $797.2 million.

(2)
In a prior year, we sold an investment in a low-income housing tax credit fund and we guaranteed the return on investment to the purchaser. As a result of this guarantee obligation, we are the primary beneficiary of the fund (see Note 11 for further information regarding the consolidation of this fund) and we have accounted for this transaction as a financing. As a financing transaction, we continue to account for the asset transferred to the purchaser, and maintain a related liability corresponding to our obligations under the guarantee. As the benefits are delivered to the purchaser of the investment, this financing asset and the related liability decrease. A related financing liability in the amount of $28.4 million and $33.7 million is included in trade and other payables on our Consolidated Statements of Financial Condition as of September 30, 2014 and 2013, respectively. See Note 21 for further discussion of our obligations under the guarantee.

(3)
The indemnification asset pertains to legal matters for which Regions has indemnified RJF in connection with our acquisition of Morgan Keegan. The liabilities related to such matters are included in trade and other payables on our Consolidated Statements of Financial Condition. See Notes 3 and 21 for additional information.

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

	Aggregate assets (1)	Aggregate liabilities (1)
	(in thousands)
September 30, 2014
LIHTC Funds	$179,050	$60,180
Guaranteed LIHTC Fund (2)	74,798	—
Restricted Stock Trust Fund	6,608	6,608
EIF Funds	6,041	—
Total	$266,497	$66,788

September 30, 2013
LIHTC Funds	$208,634	$78,055
Guaranteed LIHTC Fund (2)	81,712	—
Restricted Stock Trust Fund	13,075	6,710
EIF Funds	7,588	—
Total	$311,009	$84,765

(1)
Aggregate assets and aggregate liabilities differ from the consolidated carrying value of assets and liabilities due to the elimination of intercompany assets and liabilities held by the consolidated VIE.

(2)
In connection with one of the multi-investor tax credit funds in which RJTCF is the managing member, RJTCF has provided one investor member with a guaranteed return on their investment in the fund. See Note 10 for information regarding the financing asset associated with this fund, and see Note 21 for additional information regarding this commitment.

The following table presents information about the carrying value of the assets, liabilities and equity of the VIEs which we consolidate and which are included within our Consolidated Statements of Financial Condition. The noncontrolling interests presented in this table represent the portion of these net assets which are not ours.

	September 30,
	2014	2013
	(in thousands)
Assets:
Assets segregated pursuant to regulations and other segregated assets	$10,887	$11,857
Receivables, other	5,812	5,763
Investments in real estate partnerships held by consolidated variable interest entities	235,858	272,096
Trust fund investment in RJF common stock (1)	6,607	13,073
Prepaid expenses and other assets	5,728	8,230
Total assets	$264,892	$311,019

Liabilities and equity:
Trade and other payables	$10,157	$1,428
Intercompany payables	6,608	6,390
Loans payable of consolidated variable interest entities (2)	43,877	62,938
Total liabilities	60,642	70,756
RJF equity	6,165	6,175
Noncontrolling interests	198,085	234,088
Total equity	204,250	240,263
Total liabilities and equity	$264,892	$311,019

(1)	Included in treasury stock in our Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans (see Note 16 for additional information).

Index

The following table presents information about the net (loss) income of the VIEs which we consolidate, and is included within our Consolidated Statements of Income and Comprehensive Income. The noncontrolling interests presented in this table represents the portion of the net loss from these VIEs which is not ours.

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Revenues:
Interest	$1	$4	$3
Other	1,334	3,538	3,944
Total revenues	1,335	3,542	3,947
Interest expense	(2,900)	(3,959)	(5,032)
Net revenues (expense)	(1,565)	(417)	(1,085)

Non-interest expenses	40,819	27,292	25,207
Net loss including noncontrolling interests	(42,384)	(27,709)	(26,292)
Net loss attributable to noncontrolling interests	(42,374)	(27,779)	(26,860)
Net (loss) income attributable to RJF	$(10)	$70	$568

Low-income housing tax credit funds

RJTCF is the managing member or general partner in 91 separate low-income housing tax credit funds having one or more investor members or limited partners, 81 of which are determined to be VIEs and ten of which are determined not to be VIEs.  RJTCF has concluded that it is the primary beneficiary of eight non-guaranteed LIHTC Fund VIEs and accordingly, consolidates these funds.  In addition, RJTCF consolidates the one Guaranteed LIHTC Fund VIE it sponsors. See Note 21 for further discussion of the guarantee obligation as well as other RJTCF commitments. RJTCF also consolidates four of the funds it determined not to be VIEs.

VIEs where we hold a variable interest but are not the primary beneficiary

Low-income housing tax credit funds

RJTCF does not consolidate the LIHTC Fund VIEs that it determines it is not the primary beneficiary of. Our risk of loss is limited to our investments in, advances to, and receivables due from these funds.

New market tax credit funds

One of our affiliates is the managing member of seven NMTC Funds, and, as discussed in Note 2, this affiliate is not deemed to be the primary beneficiary of these NMTC Funds. These NMTC Funds are therefore not consolidated. Our risk of loss is limited to our receivables due from these funds.

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

	September 30, 2014			September 30, 2013
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
LIHTC Funds	$2,988,224	$899,586	$48,915	$2,532,457	$762,346	$14,387
NMTC Funds	83,474	2	13	140,499	278	13
Other Real Estate Limited Partnerships and LLCs	30,202	36,262	183	30,240	35,512	212
Total	$3,101,900	$935,850	$49,111	$2,703,196	$798,136	$14,612

VIEs where we hold a variable interest but we are not required to consolidate

Managed Funds

As described in Note 2, we have subsidiaries which serve as the general partner of the Managed Funds, which we have concluded we are not required to consolidate.

The aggregate assets, liabilities, and our exposure to loss from Managed Funds are provided in the table below:

	September 30, 2014			September 30, 2013
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
Managed Funds	$103,618	$11	$94	$56,321	$1,415	$202

NOTE 12 - PROPERTY AND EQUIPMENT

	September 30,
	2014	2013
	(in thousands)
Land	$20,104	$20,104
Construction in process	3,295	707
Software	151,590	131,115
Buildings, leasehold and land improvements	234,104	235,239
Furniture, fixtures, and equipment	176,564	200,055
	585,657	587,220
Less: Accumulated depreciation and amortization	(340,256)	(342,804)
Total property and equipment, net	$245,401	$244,416
NOTE 13 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The following are our goodwill and net identifiable intangible asset balances as of the dates indicated:

	September 30,
	2014	2013
	(in thousands)
Goodwill	$295,486	$295,486
Identifiable intangible assets, net	58,775	65,978
Total goodwill and identifiable intangible assets, net	$354,261	$361,464

Index

Goodwill

Our goodwill as of September 30, 2014 results from our fiscal year 1999 acquisition of Roney & Co. (now part of RJ&A), our fiscal year 2001 acquisition of Goepel McDermid, Inc. (now RJ Ltd.), our April 1, 2011 acquisition of Howe Barnes Hoefer & Arnett, and our April 2, 2012 acquisition of Morgan Keegan (see Note 3 for additional information regarding this acquisition). The goodwill that arose from our April 4, 2011 acquisition of a controlling interest in Raymond James European Securities, S.A.S (“RJES”) was determined to be completely impaired in fiscal year 2013.

The following summarizes our goodwill by segment, along with the balance and activity for the years indicated:

	Segment
	Private client group	Capital markets	Total
	(in thousands)
Goodwill at September 30, 2012	$173,317	$126,794	$300,111
Additions (1)	1,267	1,041	2,308
Impairment losses (2)	—	(6,933)	(6,933)
Goodwill at September 30, 2013	$174,584	$120,902	$295,486
Impairment losses	—	—	—
Goodwill at September 30, 2014	$174,584	$120,902	$295,486

(1)
The goodwill adjustment in the prior fiscal year arose from a change in a tax election pertaining to whether assets acquired and liabilities assumed are written-up to fair value for tax purposes. This election is made on an entity-by-entity basis, and during the period indicated, our assumption regarding whether we would make such election changed for one of the Morgan Keegan entities we acquired. The offsetting balance associated with this adjustment to goodwill was the net deferred tax asset.

(2)
The impairment expense in the prior fiscal year ended September 30, 2013 is associated with the RJES reporting unit. We concluded the goodwill associated with this reporting unit to be completely impaired during fiscal year 2013. Since we did not own 100% of RJES as of the goodwill impairment testing date, for the year ended September 30, 2013 the effect of this impairment expense on the pre-tax income attributable to Raymond James Financial, Inc. is approximately $4.6 million and the portion of the impairment expense attributable to the noncontrolling interests is approximately $2.3 million.

As described in Note 2, goodwill is subject to an evaluation of potential impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.

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

In the prior fiscal year, we performed our annual goodwill impairment testing as of December 31, 2012. For this testing, we did not choose to exercise the option to perform a qualitative assessment, but instead chose to perform a quantitative assessment of the equity value of each reporting unit that includes an allocation of goodwill. In our determination of the reporting unit fair value of equity, we used a combination of the income approach and the market approach. Under the income approach, we used discounted cash flow models applied to each respective reporting unit. Under the market approach, we calculated an estimated fair value based on a combination of multiples of earnings of guideline companies in the brokerage and capital markets industry that are publicly traded on organized exchanges, and the book value of comparable transactions. The estimated fair value of the equity of the reporting unit resulting from each of these valuation approaches was dependent upon the estimates of future business unit revenues and costs, such estimates were subject to critical assumptions regarding the nature and health of financial markets in future years as well as the discount rate to apply to the projected future cash flows. In estimating future cash flows, a balance sheet as of the test date and a statement of operations for the last twelve months of activity for each reporting unit (or for the nine month period since the Closing Date for Morgan Keegan reporting units) were compiled. Future balance sheets and statements of operations were then projected, and estimated future cash flows were determined by the combination of these projections. The

Index

cash flows were discounted at the reporting units estimated cost of equity which was derived through application of the capital asset pricing model. The valuation result from the market approach was dependent upon the selection of the comparable guideline companies and transactions and the earnings multiple applied to each respective reporting units’ projected earnings. Finally, significant management judgment was applied in determining the weight assigned to the outcome of the market approach and the income approach, which resulted in one single estimate of the fair value of the equity of the reporting unit.

The following summarizes certain key assumptions utilized in our quantitative analysis performed in the prior fiscal year:

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

Based upon the outcome of our prior year quantitative assessments, we concluded that the goodwill associated with RJES, a joint venture based in Paris, France that we hold a controlling interest in, was completely impaired. The impairment expense recorded in the year ended September 30, 2013 of $6.9 million is included in other expense on our Consolidated Statements of Income and Comprehensive Income. Since we did not own 100% of RJES as of the annual testing date, our share of this impairment expense after consideration of the noncontrolling interests amounts to $4.6 million. RJES is an entity that provides research coverage on European corporations as well as having sales and trading operations. The decline in value of RJES as of December 31, 2012 was primarily due to the economic slowdown experienced in Europe which was having a negative impact on the financial services entities operating therein at such time, as well as certain management decisions that were made during the quarter ended March 31, 2013 which impacted RJES’ operating plans on a going forward basis. In April 2013, we purchased all of the outstanding equity in RJES that was held by others, thus we now have sole control over RJES. There was no goodwill impairment in any other reporting unit in fiscal year 2013.

Index

Identifiable intangible assets, net

The following table sets forth our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the years indicated:

	Segment
	Private client group	Capital markets	Asset management		RJ Bank		Total
	(in thousands)
Net identifiable intangible assets as of September 30, 2011	$210	$833	$—		$—		$1,043
Additions(1)	10,000	55,000	—		—		65,000
Amortization expense	(381)	(4,527)	—		—		(4,908)
Impairment losses	—	—	—		—		—
Net identifiable intangible assets as of September 30, 2012	$9,829	$51,306	$—		$—		$61,135
Additions	—	—	13,329	(2)	1,085	(3)	14,414
Amortization expense	(638)	(7,832)	(1,000)		(101)		(9,571)
Impairment losses	—	—	—		—		—
Net identifiable intangible assets as of September 30, 2013	$9,191	$43,474	$12,329		$984		$65,978
Additions	—	—	—		408	(3)	408
Amortization expense	(580)	(5,499)	(1,333)		(199)		(7,611)
Impairment losses	—	—	—		—		—
Net identifiable intangible assets as of September 30, 2014	$8,611	$37,975	$10,996		$1,193		$58,775

(1)
The fiscal year 2012 additions are directly attributable to the identified intangible assets associated with the Morgan Keegan acquisition, see Note 3 for further information regarding the acquisition.

(2)
This fiscal year 2013 addition is directly attributable to the customer list asset associated with our first quarter fiscal year 2013 acquisition of a 45% interest in ClariVest (see Note 3 for additional information). Since we are consolidating ClariVest, the amount represents the entire customer relationship intangible asset associated with the acquisition transaction; the amount shown is unadjusted by the 55% share of ClariVest attributable to others.

(3)	The additions are the result of mortgage servicing rights held by RJ Bank. The estimated useful life associated with these additions is approximately 10 years.

Identifiable intangible assets by type are presented below:

	September 30, 2014		September 30, 2013
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
	(in thousands)
Customer relationships	$65,957	$(13,875)	$65,957	$(8,663)
Trade name	2,000	(2,000)	2,000	(2,000)
Developed technology	11,000	(5,500)	11,000	(3,300)
Non-compete agreements	1,000	(1,000)	1,000	(1,000)
Mortgage servicing rights	1,493	(300)	1,085	(101)
Total	$81,450	$(22,675)	$81,042	$(15,064)

Index

Projected amortization expense by fiscal year associated with the identifiable intangible assets as of September 30, 2014 is as follows:

Fiscal year ended September 30,	(in thousands)
2015	$7,469
2016	7,289
2017	6,177
2018	5,065
2019	5,056
Thereafter	27,719
$58,775

NOTE 14 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit of RJ Bank. The following table presents a summary of bank deposits including the weighted-average rate:

	September 30, 2014		September 30, 2013
	Balance	Weighted-average rate (1)	Balance	Weighted-average rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$5,792	0.01%	$7,003	0.01%
Demand deposits (non-interest-bearing)	8,386	—	8,555	—
Savings and money market accounts	9,670,043	0.02%	8,966,439	0.02%
Certificates of deposit	344,703	1.81%	313,374	1.96%
Total bank deposits(2)	$10,028,924	0.09%	$9,295,371	0.09%

(1)	Weighted-average rate calculation is based on the actual deposit balances at September 30, 2014 and 2013, respectively.

(2)
Bank deposits exclude affiliate deposits of approximately $509 million (which includes $500 million held in a deposit account on behalf of RJF, see Note 30) at September 30, 2014, and $6 million at September 30, 2013.

RJ Bank’s savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”) administered by RJ&A.

Scheduled maturities of certificates of deposit are as follows:

	September 30, 2014		September 30, 2013
	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
	(in thousands)
Three months or less	$11,761	$9,482	$7,343	$8,540
Over three through six months	9,067	10,317	5,908	6,264
Over six through twelve months	15,809	21,002	9,459	13,976
Over one through two years	33,366	27,722	31,123	37,918
Over two through three years	45,842	33,529	33,404	27,873
Over three through four years	35,362	11,301	47,822	35,270
Over four through five years	55,556	24,587	36,574	11,900
Total	$206,763	$137,940	$171,633	$141,741

Index

Interest expense on deposits is summarized as follows:

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Certificates of deposit	$6,126	$6,239	$6,501
Money market, savings and NOW accounts	1,833	2,793	2,983
Total interest expense on deposits	$7,959	$9,032	$9,484

NOTE 15 – OTHER BORROWINGS

The following table details the components of other borrowings:

	September 30,
	2014		2013
	(in thousands)
Other borrowings:
FHLB advances	$500,000	(1)	$—
Borrowings on secured lines of credit (2)	154,700		84,076
Borrowings on ClariVest revolving credit facility	216	(3)	—
Borrowings on unsecured lines of credit (4)	—		—
Total other borrowings	$654,916		$84,076

(1)
Borrowings from the FHLB at September 30, 2014 are comprised of two $250 million floating-rate advances. The weighted average interest rate on these advances is 0.20% at September 30, 2014. These advances are secured by a blanket lien granted to the FHLB on RJ Bank’s residential loan portfolio and mature in September 2017. The interest rate resets on a monthly basis for one of the advances, and a quarterly basis for the other. RJ Bank has the option to prepay each advance without penalty on each interest reset date.

(2)
Other than a $5 million borrowing outstanding on the Regions Credit Facility (as hereinafter defined) as of both September 30, 2014 and 2013, any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.

A subsidiary of RJF (the “Borrower”) is a party to a Revolving Credit Agreement (the “Regions Credit Facility”) with Regions Bank. The Regions Credit Facility provides for a revolving line of credit from Regions Bank to the Borrower and is subject to a guarantee in favor of Regions Bank provided by RJF. The proceeds from any borrowings under the line are used for working capital and general corporate purposes. The obligations under the Regions Credit Facility are secured by, subject to certain exceptions, all of the present and future ARS owned by the Borrower (the “Pledged ARS”). The amount of any borrowing under the Regions Credit Facility cannot exceed the lesser of 70% of the value of the Pledged ARS, or $100 million. The maximum amount available to borrow was $92.4 million and the outstanding borrowings were $5 million as of September 30, 2014. The Regions Credit Facility bears interest at a variable rate which is 2.75% over LIBOR. The facility expires on April 2, 2015.

(3)
The outstanding balance on the revolving line of credit provided to ClariVest by a third party lender (the “ClariVest Facility”). The maximum amount available to borrow under ClariVest Facility is $500 thousand, bearing interest at a variable rate which is 1% over the lenders prime rate. The ClariVest Facility expires on September 10, 2018.

(4)	Any borrowings on unsecured lines of credit are day-to-day and are generally utilized for cash management purposes.

The interest rates for all of our U.S. and Canadian secured and unsecured financing facilities are variable and are based on the Fed Funds rate, LIBOR, a lenders prime rate, or the Canadian prime rate, as applicable. For the fiscal year ended September 30, 2014, interest rates on the U.S. facilities, other than the ClariVest Facility and the Regions Credit Facility, which were utilized during the year ranged from 0.19% to 2.25% (on a 360 days per year basis). The interest rate on the ClariVest Facility during the fiscal year ended September 30, 2014 was 4.25% (on a 360 days per year basis). The interest rate on the Canadian facility which was utilized from time-to-time throughout fiscal year 2014 was 2.25% (on a 360 days per year basis).

Index

Our other borrowings as of September 30, 2014, mature as follows based on their contractual terms:

Fiscal year ended September 30,	(in thousands)
2015	$154,700
2016	—
2017	500,000
2018	216
Total	$654,916

There were other collateralized financings outstanding in the amount of $244 million and $301 million as of September 30, 2014 and 2013, respectively. These other collateralized financings are included in securities sold under agreements to repurchase on the Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities. See Note 19 for additional information regarding offsetting asset and liability balances as well as additional information regarding the collateral.

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

VIEs’ loans payable are presented below:

	September 30,
	2014	2013
	(in thousands)
Current portion of loans payable	$17,949	$19,061
Long-term portion of loans payable	25,928	43,877
Total loans payable	$43,877	$62,938

The principal amount of the VIEs’ borrowings as of September 30, 2014, mature as follows based on their contractual terms:

Fiscal year ended September 30,	(in thousands)
2015	$17,949
2016	13,331
2017	8,240
2018	3,668
2019	689
Total	$43,877

Index

NOTE 17 – CORPORATE DEBT

The following summarizes our corporate debt:

	September 30,
	2014	2013
	(in thousands)
Mortgage notes payable (1)	$41,802	$45,662
4.25% senior notes, due 2016, net of unamortized discount of $154 thousand and $255 thousand at September 30, 2014 and 2013, respectively (2)	249,846	249,745
8.60% senior notes, due 2019, net of unamortized discount of $25 thousand and $30 thousand at September 30, 2014 and 2013, respectively (3)	299,975	299,970
5.625% senior notes, due 2024, net of unamortized discount of $787 thousand and $869 thousand at September 30, 2014 and 2013, respectively (4)	249,213	249,131
6.90% senior notes, due 2042 (5)	350,000	350,000
Total corporate debt	$1,190,836	$1,194,508

(1)
Mortgage notes payable pertain to mortgage loans on our headquarters office complex. These mortgage loans are secured by land, buildings, and improvements with a net book value of $50.5 million at September 30, 2014.  These mortgage loans bear interest at 5.7% with repayment terms of monthly interest and principal debt service and have a January 2023 maturity.

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

Our corporate debt as of September 30, 2014, matures as follows based on its contractual terms:

Fiscal year ended September 30,	(in thousands)
2015	$4,086
2016	254,171
2017	4,578
2018	4,846
2019	305,105
Thereafter	618,050
Total	$1,190,836

NOTE 18 – DERIVATIVE FINANCIAL INSTRUMENTS

The significant accounting policies governing our derivative financial instruments, including our methodologies for determining fair value, are described in Note 2.

Index

Derivatives arising from our fixed income business operations

We enter into derivatives contracts as part of our fixed income operations in either over-the-counter market activities, or through “matched book” activities. Each of these activities are described further below.

We enter into interest rate swaps and futures contracts either as part of our fixed income business to facilitate client transactions, to hedge a portion of our trading inventory, or to a limited extent for our own account.  The majority of these derivative positions are executed in the over-the-counter market with financial institutions (the “OTC Derivatives Operations”). Cash flows related to the interest rate contracts arising from the OTC Derivative Operations, are included as operating activities (the “trading instruments, net” line) on the Consolidated Statements of Cash Flows.

RJSS enters into derivative transactions (primarily interest rate swaps) with clients. For every derivative transaction RJSS enters into with a customer, RJSS enters into an offsetting transaction, on terms that mirror the customer transaction, with a credit support provider which is a third party financial institution. Due to this “pass-through” transaction structure, RJSS has completely mitigated the market and credit risk related to these derivative contracts. Therefore, the ultimate credit and market risk resides with the third party financial institution. RJSS only has credit risk related to its uncollected derivative transaction fee revenues. In these activities, we do not use derivative instruments for trading or hedging purposes. As a result of the structure of these transactions, we refer to the derivative contracts we enter into as a result of these operations as our offsetting “matched book” derivative operations (the “Offsetting Matched Book Derivatives Operations”).

Any collateral required to be exchanged under the contracts arising from the Offsetting Matched Book Derivatives Operations is administered directly by the client and the third party financial institution. RJSS does not hold any collateral, or administer any collateral transactions, related to these instruments. We record the value of each derivative position arising from the Offsetting Matched Book Derivatives Operations at fair value, as either an asset or offsetting liability, presented as “derivative instruments associated with offsetting matched book positions,” as applicable, on our Consolidated Statements of Financial Condition.

The receivable for uncollected derivative transaction fee revenues of RJSS is $7 million and $8 million at September 30, 2014 and 2013, respectively, and is included in other receivables on our Consolidated Statements of Financial Condition.

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

Description of the collateral we hold related to derivative contracts

Where permitted, we elect to net-by-counterparty certain derivative contracts entered into in our OTC Derivatives Operations and by RJ Bank’s U.S. subsidiaries.  Certain of these contracts contain a legally enforceable master netting arrangement that allows for netting of all derivative transactions with each counterparty and, therefore, the fair value of those derivative contracts are netted by counterparty in the Consolidated Statements of Financial Condition.  The credit support annex related to the interest rate swaps and certain forward foreign exchange contracts allows parties to the master agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  We accept collateral in the form of cash or other marketable securities.  As we elect to net-by-counterparty the fair value of derivative contracts arising from our OTC Derivatives Operations, we also net-by-counterparty any cash collateral exchanged as part of those derivative agreements. Refer to Note 19 for additional information regarding offsetting asset and liability balances.

This cash collateral is recorded net-by-counterparty at the related fair value.  The cash collateral included in the net fair value of all open derivative asset positions arising from our OTC Derivatives Operations aggregates to a net liability of $21 million and $13 million at September 30, 2014 and 2013, respectively.  The cash collateral included in the net fair value of all open derivative liability positions from our OTC Derivatives Operations aggregates to a net asset of $23 million and $22 million at September 30, 2014 and September 30, 2013, respectively.  Our maximum loss exposure under the interest rate swap contracts arising from our OTC Derivatives Operations at September 30, 2014 is $29 million.

Index

RJ Bank provides to counterparties for the benefit of its U.S. subsidiaries, a guarantee of payment in the event of the subsidiaries’ default under forward foreign exchange contracts.  Due to this RJ Bank guarantee and the short-term nature of these derivatives, RJ Bank’s U.S. subsidiaries are not required to post collateral and do not receive collateral with respect to certain derivative contracts with the respective counterparties. As of September 30, 2014, all of RJ Bank’s forward foreign exchange contracts are assets, therefore we consider there to be no significant exposure to loss under these contracts.

Derivative balances included in our financial statements

See the table below for the notional and fair value amounts of both the asset and liability derivatives.

	Asset derivatives
	September 30, 2014			September 30, 2013
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other assets	$609,018	$2,101	Prepaid expenses and other assets	$—	$—
Derivatives not designated as hedging instruments:
Interest rate contracts(2)	Trading instruments	$2,198,357	$89,923	Trading instruments	$2,407,387	$89,633
Interest rate contracts(3)	Derivative instruments associated with offsetting matched book positions	$1,796,288	$323,337	Derivative instruments associated with offsetting matched book positions	$1,944,408	$250,341
Forward foreign exchange contracts	Prepaid expenses and other assets	$105,179	$361	Prepaid expenses and other assets	$—	$—

	Liability derivatives
	September 30, 2014			September 30, 2013
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Trade and other payables	$—	$—	Trade and other payables	$655,828	$637
Derivatives not designated as hedging instruments:
Interest rate contracts(2)	Trading instruments sold	$2,185,085	$75,668	Trading instruments sold	$2,420,531	$74,920
Interest rate contracts(3)	Derivative instruments associated with offsetting matched book positions	$1,796,288	$323,337	Derivative instruments associated with offsetting matched book positions	$1,944,408	$250,341
Forward foreign exchange contracts	Trade and other payables	$—	$—	Trade and other payables	$79,588	$77

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and before any netting by counterparty according to our legally enforceable master netting arrangements. The fair value in the Consolidated Statements of Financial Condition is presented net. See Note 19 for additional information regarding offsetting asset and liability balances.

(2)These contracts arise from our OTC Derivatives Operations.

(3)These contracts arise from our Offsetting Matched Book Derivatives Operations.

Index

Gains recognized on forward foreign exchange derivatives in AOCI totaled $29 million and $14 million net of income taxes for the years ended September 30, 2014 and 2013, respectively. Losses recognized on forward foreign exchange derivatives in AOCI totaled $10 million net of income taxes, for the year ended September 30, 2012 (see Note 22 for additional information).  There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for any of the years ended September 30, 2014, 2013 or 2012.

The table below sets forth the impact of the derivatives not designated as hedging instruments on the Consolidated Statements of Income and Comprehensive Income:

		Amount of gain (loss) on derivatives recognized in income
		Year ended September 30,
	Location of gain (loss) recognized on derivatives in the Consolidated Statements of Income and Comprehensive Income	2014	2013	2012
		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Net trading profit	$1,554	$993	$(116)
Interest rate contracts (2)	Other revenues	$712	$225	$835
Forward foreign exchange contracts	Other revenues	$5,694	$1,577	$(591)

(1)	These contracts arise from our OTC Derivatives Operations.

(2)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

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

Certain of the derivative instruments arising from our OTC Derivatives Operations and from RJ Bank’s forward foreign exchange contracts contain provisions that require our debt to maintain an investment grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment grade, we would be in breach of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at September 30, 2014 is $3.7 million, for which we have posted collateral of $3.8 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2014, we would not have been required to post any additional collateral to our counterparties.

Our only exposure to credit risk in the Offsetting Matched Book Derivatives Operations is related to our uncollected derivative transaction fee revenues. We are not exposed to market risk as it relates to these derivative contracts due to the “pass-through” transaction structure more fully described above.

Index

NOTE 19 – DISCLOSURE OF OFFSETTING ASSETS AND LIABILITIES, COLLATERAL AND ENCUMBERED ASSETS

The following table presents information about the financial and derivative instruments that are offset or subject to an enforceable master netting arrangement or other similar agreement as of the dates indicated:

				Gross amounts not offset in the Statements of Financial Condition
	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Statements of Financial Condition	Net amounts presented in the Statements of Financial Condition	Financial instruments		Cash collateral received (paid)	Net amount
	(in thousands)
As of September 30, 2014:
Assets
Securities purchased under agreements to resell and other collateralized financings	$446,016	$—	$446,016	$(446,016)	(1)	$—	$—
Derivatives - interest rate contracts(2)	89,923	(61,718)	28,205	(3,877)		—	24,328
Derivative instruments associated with offsetting matched book positions	323,337	—	323,337	(323,337)	(3)	—	—
Derivatives - forward foreign exchange contracts(4)	2,462	—	2,462	—		—	2,462
Stock borrowed	158,988	—	158,988	(153,261)		—	5,727
Total assets	$1,020,726	$(61,718)	$959,008	$(926,491)		$—	$32,517
Liabilities
Securities sold under agreements to repurchase	$(244,495)	$—	$(244,495)	$244,495	(5)	$—	$—
Derivatives - interest rate contracts(2)	(75,668)	63,296	(12,372)	—		—	(12,372)
Derivative instruments associated with offsetting matched book positions	(323,337)	—	(323,337)	323,337	(3)	—	—
Stock loaned	(417,383)	—	(417,383)	402,180		—	(15,203)
Total liabilities	$(1,060,883)	$63,296	$(997,587)	$970,012		$—	$(27,575)

As of September 30, 2013:
Assets
Securities purchased under agreements to resell and other collateralized financings	$709,120	$—	$709,120	$(709,120)	(1)	$—	$—
Derivatives - interest rate contracts(2)	89,633	(61,524)	28,109	(6,409)		—	21,700
Derivative instruments associated with offsetting matched book positions	250,341	—	250,341	(250,341)	(3)	—	—
Stock borrowed	146,749	—	146,749	(143,108)		—	3,641
Total assets	$1,195,843	$(61,524)	$1,134,319	$(1,108,978)		$—	$25,341
Liabilities
Securities sold under agreements to repurchase	$(300,933)	$—	$(300,933)	$300,933	(5)	$—	$—
Derivatives - interest rate contracts(2)	(74,920)	69,279	(5,641)	—		—	(5,641)
Derivative instruments associated with offsetting matched book positions	(250,341)	—	(250,341)	250,341	(3)	—	—
Derivatives - forward foreign exchange contracts(6)	(714)	—	(714)	—		—	(714)
Stock loaned	(354,377)	—	(354,377)	342,096		—	(12,281)
Total liabilities	$(981,285)	$69,279	$(912,006)	$893,370		$—	$(18,636)

The text of the footnotes in the above table are on the following page.

Index

The text of the footnotes to the table on the previous page are as follows:

(1)
We are over-collateralized since the actual amount of financial instruments pledged as collateral for securities purchased under agreements to resell and other collateralized financings amounts to $463.7 million and $725.9 million as of September 30, 2014 and 2013, respectively.

(2)	Derivatives - interest rate contracts are included in Trading instruments on our Consolidated Statements of Financial Condition. See Note 18 for additional information.

(3)
Although these derivative arrangements do not meet the definition of a master netting arrangement as specified by GAAP, the nature of the agreement with the third party intermediary include terms that are similar to a master netting agreement, thus we present the offsetting amounts net in the table above. See Note 18 for further discussion of the “pass through” structure of the derivative instruments associated with Offsetting Matched Book Derivatives Operations.

(4)
As of September 30, 2014, the fair value of the forward foreign exchange contract derivatives are in an asset position, and are included in prepaid expenses and other assets on our Consolidated Statements of Financial Condition. See Note 18 for additional information.

(5)
We are over-collateralized since the actual amount of financial instruments pledged as collateral for securities sold under agreements to repurchase amounts to $253.7 million and $313.5 million as of September 30, 2014 and 2013, respectively.

(6)
As of September 30, 2013, the fair value of the forward foreign exchange contract derivatives are in a liability position, and are included in trade and other payables on our Consolidated Statements of Financial Condition. See Note 18 for additional information.

For financial statement purposes, we do not offset our repurchase agreements or securities borrowing, securities lending transactions and certain of our derivative instruments because the conditions for netting as specified by GAAP are not met. Our repurchase agreements, securities borrowing and securities lending transactions, and certain of our derivative instruments, are transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. Although not offset on the Consolidated Statements of Financial Condition, these transactions are included in the preceding table.

Collateral

We receive cash and securities as collateral, primarily in connection with Reverse Repurchase Agreements, securities borrowed, derivative transactions, client margin loans arising from our domestic operations (see Note 8 for additional information), and the secured call loans that are held by RJ Ltd. The cash collateral we receive is primarily associated with our OTC Derivative Operations (see Note 18 for additional information). The collateral we receive reduces our credit exposure to individual counterparties.

In many cases, we are permitted to deliver or repledge financial instruments we have received as collateral, for our own use in our repurchase agreements, securities lending agreements, other secured borrowings, satisfaction of deposit requirements with clearing organizations, or otherwise meeting either our, or our clients, settlement requirements.

The table below presents financial instruments at fair value, that we received as collateral, are not included on our Consolidated Statements of Financial Condition, and that were available to be delivered or repledged, along with the balances of such instruments that were used to deliver or repledge, to satisfy one of our purposes described above:

	September 30, 2014		September 30, 2013
	(in thousands)
Collateral we received that is available to be delivered or repledged	$2,178,868		$2,315,701
Collateral that we delivered or repledged	879,071	(1)	897,879	(2)

(1)
The collateral delivered or repledged as of September 30, 2014, includes client margin securities which we pledged with a clearing organization in the amount of $138.8 million which were applied against our requirement of $116.5 million.

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

The table below presents information about the fair value of our assets that have been pledged for one of the purposes described above:

	September 30, 2014		September 30, 2013
	(in thousands)
Financial instruments owned, at fair value, pledged to counterparties that:
Had the right to deliver or repledge	$394,746		$332,079
Did not have the right to deliver or repledge	50,983	(1)	91,320	(2)

(1)
Assets delivered or repledged as of September 30, 2014, includes securities which we pledged with a clearing organization in the amount of $18.9 million which were applied against our requirement of $116.5 million (client margin securities we pledged which are described in the preceding table constitute the remainder of the assets pledged to meet the requirement).

(2)
Assets delivered or repledged as of September 30, 2013, includes securities which we pledged with a clearing organization in the amount of $18 million which were applied against our requirement of $128.5 million (client margin securities we pledged which are described in the preceding table constitute the remainder of the assets pledged to meet the requirement).

NOTE 20 – INCOME TAXES

Total income taxes are allocated as follows:

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Recorded in:
Income including noncontrolling interests	$267,797	$197,033	$175,656
Equity, for compensation expense for tax purposes (in excess of) less than amounts recognized for financial reporting purposes	(7,437)	(2,590)	(2,613)
Equity, for cumulative currency translation adjustments and net investment hedges	15,142	6,861	(5,741)
Equity, for available for sale securities	3,694	8,986	7,611
Total	$279,196	$210,290	$174,913

Our provision (benefit) for income taxes consists of the following:

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Current:
Federal	$260,504	$182,862	$133,890
State and local	29,904	37,491	29,141
Foreign	12,560	8,469	10,581
	302,968	228,822	173,612
Deferred:
Federal	(35,262)	(25,673)	3,939
State and local	(410)	(5,023)	372
Foreign	501	(1,093)	(2,267)
	(35,171)	(31,789)	2,044
Total provision for income tax	$267,797	$197,033	$175,656

Index

Our income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% due to the following:

	Year ended September 30,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
	($ in thousands)
Provision calculated at statutory rate	$261,816	35%	$197,466	35%	$165,034	35%
State income tax, net of federal benefit	18,826	2.5%	21,662	3.8%	19,566	4.1%
Tax-exempt interest income	(2,146)	(0.3)%	(2,074)	(0.4)%	(2,291)	(0.5)%
Income on company-owned life insurance which is not subject to tax	(6,365)	(0.8)%	(7,809)	(1.3)%	(8,318)	(1.8)%
Business tax credits including low income housing tax credits	(3,910)	(0.5)%	(1,056)	(0.2)%	(1,830)	(0.4)%
Business expenses which are not tax-deductible	5,691	0.8%	4,920	0.9%	3,752	0.8%
Incentive stock option expenses which are not tax-deductible	2,681	0.4%	2,471	0.4%	2,843	0.6%
Reversal of deferred taxes provided on foreign earnings (1)	—	—	(10,676)	(1.9)%	—	—
Other, net	(8,796)	(1.3)%	(7,871)	(1.4)%	(3,100)	(0.5)%
Total provision for income tax	$267,797	35.8%	$197,033	34.9%	$175,656	37.3%

(1)
Prior to fiscal year 2013, we had historically provided deferred taxes for the presumed repatriation to the U.S. of earnings from certain foreign subsidiaries. In fiscal year 2013, management changed its assertion related to the earnings of one of our Canadian subsidiaries resulting in a prior year decrease in deferred tax liabilities related to undistributed foreign earnings.

U.S. and foreign components of income excluding noncontrolling interests and before provision for income taxes are as follows:

	Year ended September 30,
	2014	2013	2012
	(in thousands)
U.S.	$705,878	$550,113	$456,175
Foreign	42,167	14,074	15,350
Income excluding noncontrolling interest and before provision for income taxes	$748,045	$564,187	$471,525

Index

The cumulative effects of temporary differences that give rise to significant portions of the deferred tax asset (liability) items are as follows:

	September 30,
	2014	2013
	(in thousands)
Deferred tax assets:
Deferred compensation	$150,392	$128,801
Allowances for loan losses and reserves for unfunded commitments	59,078	55,659
Unrealized loss associated with certain available for sale securities	9,230	15,437
Accrued expenses	32,633	28,868
Acquisition expense	3,708	3,618
Net operating loss and credit carryforwards	1,204	1,336
Fixed assets	1,885	—
Other	23,037	14,572
Total gross deferred tax assets	281,167	248,291
Less: valuation allowance	(9)	(9)
Total deferred tax assets	281,158	248,282

Deferred tax liabilities:
Partnership investments	(19,295)	(24,245)
Goodwill and other intangibles	(16,925)	(12,469)
Undistributed earnings of foreign subsidiaries	(11,197)	(9,344)
Fixed assets	—	(5,082)
Other	(2,416)	(1,982)
Total deferred tax liabilities	(49,833)	(53,122)
Net deferred tax assets	$231,325	$195,160

We have a net deferred tax asset at September 30, 2014 and 2013. This asset includes net operating losses that will expire between 2015 and 2030. A valuation allowance for the fiscal year ended September 30, 2014 has been established for certain state net operating losses due to management’s belief that, based on our historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and implemented tax planning strategies, it is more likely than not that the tax carryforwards will expire unutilized. We believe that the realization of the remaining net deferred tax asset of $231.3 million is more likely than not based on the ability to carry back losses against prior year taxable income and expectations of future taxable income.

We have provided for U.S. deferred income taxes in the amount of $11.2 million on undistributed earnings not considered permanently reinvested in our non-U.S. subsidiaries. To the extent that the cumulative undistributed earnings of non-U.S. subsidiaries are considered to be permanently invested, no deferred U.S. federal income taxes have been provided. As of September 30, 2014, we have approximately $224 million of cumulative undistributed earnings attributable to foreign subsidiaries for which no provisions have been recorded for income taxes that could arise upon repatriation. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings, and therefore cannot quantify the tax liability that would be payable in the event all such foreign earnings are repatriated.

As of September 30, 2014, the current tax receivable included in other receivables is $11 million, and a current tax payable of $30 million is included in trade and other payables on our Consolidated Statements of Financial Condition. As of September 30, 2013 the current tax receivable included in other receivables is $25 million and a current tax payable of $47 million is included in trade and other payables on our Consolidated Statements of Financial Condition.

Balances associated with unrecognized tax benefits

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. During the year ended September 30, 2014, accrued interest expense related to unrecognized tax benefits increased by approximately $151 thousand. During the year ended September 30, 2014, penalty expense related to unrecognized tax benefits decreased by approximately $351 thousand. As of September 30, 2014 and 2013, accrued interest and penalties were approximately $4.9 million and $5.1 million, respectively.

Index

The aggregate changes in the balances for unrecognized tax benefits are as follows:

	Year ended September 30,
	2014	2013 (1)	2012 (1)
	(in thousands)

Balance for unrecognized tax benefits at beginning of year	$13,663	$9,473	$3,408
Increases for tax positions related to the current year	3,228	2,020	1,434
Increases for tax positions related to prior years (2)	2,455	3,107	5,327
Decreases for tax positions related to prior years	(1,642)	(284)	(256)
Decreases due to lapsed statute of limitations	(1,218)	(653)	(440)
Decreases related to settlements	(682)	—	—
Balance for unrecognized tax benefits at end of year	$15,804	$13,663	$9,473

(1)
The amounts presented have been revised from those reported in the prior year to exclude interest and penalties for fiscal years ending September 30, 2013 and 2012 in the amounts of $5.1 million and $3.2 million, respectively. The revised amounts more clearly reflect changes in unrecognized tax benefits in each respective period shown.

(2)
The increases are due to tax positions taken in previously filed tax returns with certain states. We continue to evaluate these positions and intend to contest the proposed adjustments made by taxing authorities.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $10.3 million and $9.5 million at September 30, 2014 and 2013, respectively.  We anticipate that the unrecognized tax benefits will not change significantly over the next twelve months.

We file U. S. federal income tax returns as well as returns with various state, local and foreign jurisdictions. With few exceptions, we are generally no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to fiscal year 2013 for federal tax returns, fiscal year 2010 for state and local tax returns and fiscal year 2009 for foreign tax returns.  Certain transactions from our fiscal year 2014 are currently being examined under the Internal Revenue Service (“IRS”) Compliance Assurance Program.  This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. Certain state and local returns are also currently under various stages of audit. Various state audits in process are expected to be completed in fiscal year 2015.

NOTE 21 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

In the normal course of business we enter into underwriting commitments. As of September 30, 2014, RJ&A had one open transaction involving such commitments which was subsequently settled in open market transactions at amounts which approximated the carrying value of this commitment in our Consolidated Statements of Financial Condition as of September 30, 2014.  Transactions of RJ Ltd. involving such commitments that were recorded and open at September 30, 2014, were approximately $14.4 million in Canadian currency (“CDN”).

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting and/or retention purposes (see Note 2 for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us.  As of September 30, 2014 we had made commitments, to either prospects that had accepted our offer, or recently recruited producers, of approximately $44.6 million that had not yet been funded.

As of September 30, 2014, RJ Bank had not settled purchases of $160.2 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

A subsidiary of RJ Bank has committed $45.5 million as an investor member in a low-income housing tax credit fund in which a subsidiary of RJTCF is the managing member (see the discussion of “direct investments in LIHTC project partnerships” in Note 2 for information regarding the accounting policies governing these investments). As of September 30, 2014, the RJ Bank subsidiary has invested $16.3 million of the committed amount.

Index

RJ Bank has a committed limited partner investment of $3 million to a limited partnership, $735 thousand of this committed amount has been invested as of September 30, 2014.

During fiscal year 2014, RJ Bank entered into a forward-starting advance transaction with the FHLB to borrow $25 million on October 13, 2015. Once funded, this borrowing will bear interest at the rate of 3.4% and will mature on October 13, 2020.

See Note 27 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

We have unfunded commitments to various venture capital or private equity partnerships, which aggregate to approximately $61 million as of September 30, 2014. Of the total, we have unfunded commitments to internally-sponsored private equity limited partnerships in which we control the general partner of approximately $20 million.

RJF has committed to lend to RJTCF, or to guarantee obligations in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities, in amounts aggregating up to $175 million upon request, subject to certain limitations and to annual review and renewal. At September 30, 2014, RJTCF has $53 million in outstanding cash borrowings and $20 million in unfunded commitments outstanding against this commitment. RJTCF borrows from RJF in order to make investments in, or fund loans or advances to, either partnerships that purchase and develop properties qualifying for tax credits (“Project Partnerships”) or LIHTC Funds. Investments in Project Partnerships are sold to various LIHTC Funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in Project Partnerships to LIHTC Funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to Project Partnerships, and LIHTC Funds.

Long-term lease agreements expire at various times through fiscal year 2026. Minimum annual rental payments under such agreements for the succeeding five fiscal years are approximately: $77.3 million in fiscal year 2015, $71.1 million in fiscal year 2016, $61.2 million in fiscal year 2017, $49.1 million in fiscal year 2018, $40.2 million in fiscal year 2019 and $99.2 million thereafter. Certain leases contain rent holidays, leasehold improvement incentives, renewal options and/or escalation clauses.  Rental expense incurred under all leases, including equipment under short-term agreements, aggregated to $90.8 million, $90.5 million and $73.9 million in fiscal years 2014, 2013 and 2012, respectively.

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS (see the discussion of these activities within “financial instruments owned, financial instruments sold but not purchased and fair value” in Note 2).  At September 30, 2014, RJ&A had approximately $323 million principal amount of outstanding forward MBS purchase commitments which are expected to be purchased over the following 90 days.  In order to hedge the market interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into TBA security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future.  These TBA securities are accounted for at fair value and are included in Agency MBS securities in the table of assets and liabilities measured at fair value included in Note 5, and at September 30, 2014 aggregate to a net liability having a fair value of $770 thousand.  The estimated fair value of the purchase commitment is a $770 thousand asset balance as of September 30, 2014.

As a result of extensive regulation of financial holding companies, banks, broker-dealers and investment advisory entities, RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations. The reviews can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censure to fines and, in serious cases, temporary or permanent suspension from conducting business. In addition, regulatory agencies and self-regulatory organizations institute investigations from time to time into industry practices, which can also result in the imposition of sanctions. See Note 26 for additional information regarding regulatory capital requirements applicable to RJF and certain of its subsidiaries.

Guarantees

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At September 30, 2014, the exposure under these guarantees is $3.7 million, which was underwritten as part of RJ Bank’s corporate credit relationship with such borrowers.  The outstanding interest rate swaps at September 30, 2014 have maturities ranging from January 2015 through July 2021.  RJ Bank records an estimated reserve for its credit risk associated with the guarantee of these client swaps, which was insignificant as of September 30, 2014.  The estimated total potential exposure under these guarantees is $10.5 million at September 30, 2014.

Index

RJ Bank guarantees the forward foreign exchange contract obligations of its U.S. subsidiaries.  See Note 18 for additional information regarding these derivatives.

RJF guarantees interest rate swap obligations of RJ Cap Services. See Note 18 for additional information regarding interest rate swaps.

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At September 30, 2014, there were no such outstanding performance guarantees.

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

RJF has guaranteed the Borrower’s performance under the Regions Credit Facility.  See further discussion of this borrowing in Notes 3 and 15.

RJF guarantees the existing mortgage debt of RJ&A of approximately $41.8 million. See Notes 15, 16 and 17 for information regarding our financing arrangements.

Our U.S. broker-dealer subsidiaries are required by federal law to be members of the Securities Investors Protection Corporation (“SIPC”). The SIPC fund provides protection for securities held in client accounts up to $500,000 per client, with a limitation of $250,000 on claims for cash balances. We have purchased excess SIPC coverage through various syndicates of Lloyd’s (the “Excess SIPC Insurer”). For RJ&A, our clearing broker-dealer, the additional protection currently provided has an aggregate firm limit of $750 million for cash and securities, including a sub-limit of $1.9 million per client for cash above basic SIPC. Account protection applies when a SIPC member fails financially and is unable to meet obligations to clients. This coverage does not protect against market fluctuations. RJF has provided an indemnity to the Excess SIPC Insurer against any and all losses they may incur associated with the excess SIPC policies.

RJTCF issues certain guarantees to various third parties related to Project Partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations, which aggregate to approximately $1.6 million as of September 30, 2014.

RJTCF has provided a guaranteed return on investment to a third party investor in one of its fund offerings (“Fund 34”), and RJF has guaranteed RJTCF’s performance under the arrangement.  Under the terms of the performance guarantee, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits to this investor over the next eight years, RJTCF is obligated to pay the investor an amount that results in the investor achieving a minimum specified return on their investment.  A $28.4 million financing asset is included in prepaid expenses and other assets (see Note 10 for additional information), and a related $28.4 million liability is included in trade and other payables on our Consolidated Statements of Financial Condition as of September 30, 2014 related to this obligation. The maximum exposure to loss under this guarantee is approximately $35 million at September 30, 2014, which represents the undiscounted future payments due the investor.

Legal matter contingencies

Indemnification from Regions

On the Closing Date RJF completed its acquisition of all of the issued and outstanding shares of Morgan Keegan. The terms of the stock purchase agreement provide that Regions will indemnify RJF for losses incurred in connection with legal proceedings pending as of the closing date or commenced after the closing date and related to pre-closing matters, as well as any cost of defense pertaining thereto (see Note 3 for a discussion of the indemnifications provided to RJF by Regions). All of the Morgan Keegan matters described below are subject to such indemnification provisions. Management estimates the range of potential liability of all such matters subject to indemnification, including the cost of defense, to be from $15 million to $210 million. Any loss arising from such matters, after consideration of the applicable annual deductible, if any, will be borne by Regions. As of September 30, 2014, a receivable from Regions of approximately $1 million is included in other receivables, an indemnification asset of approximately $154.7 million is included in other assets, and a liability for potential losses of approximately $154.4 million is included within trade and other payables, all of which are reflected on our Consolidated Statements of Financial Condition pertaining to the matters described below and the related indemnification from Regions. The amount included within trade and other payables

Index

is the amount within the range of potential liability related to such matters which management estimates is more likely than any other amount within such range.

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

The states of Missouri and Texas are investigating alleged securities law violations by MK & Co. in the underwriting and sale of certain municipal bonds. An enforcement action was brought by the Missouri Secretary of State in April 2013, seeking monetary penalties and other relief. In November 2013, the state dismissed this enforcement action and refiled the same claims as a civil action in the Circuit Court for Boone County, Missouri. Civil actions were brought by certain investors of the bonds beginning in March 2012, seeking a return of their investment and unspecified compensatory and punitive damages. A punitive class action was brought on behalf of purchasers of the bonds on September 4, 2012, seeking unspecified compensatory and punitive damages. This action was certified as a class action representing all purchasers of the bonds between July 23, 2010 and September 30, 2011. These actions are in various stages of litigation.

Prior to the Closing Date, Morgan Keegan was involved in other litigation arising in the normal course of its business. On all such matters, RJF is subject to indemnification from Regions pursuant to the terms of the stock purchase agreement as summarized above.

Other matters

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as other corporate litigation. We are contesting the allegations in these cases and believe that there are meritorious defenses in each of these lawsuits and arbitrations. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. Refer to Note 2 for a discussion of our criteria for establishing a range of possible loss related to such matters.  Excluding any amounts subject to indemnification from Regions related to pre-Closing Date Morgan Keegan matters discussed above, as of September 30, 2014, management currently estimates the aggregate range of possible loss is from $0 to an amount of up to $9 million in excess of the accrued liability (if any) related to these matters.  In the opinion of management, based on current available information, review with outside legal counsel, and consideration of the accrued liability amounts provided for in the accompanying consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

Index

NOTE 22 - OTHER COMPREHENSIVE (LOSS) INCOME

Other comprehensive (loss) income

The activity in other comprehensive (loss) income and related tax effects are as follows:

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Net unrealized gain on available for sale securities, (net of tax effect of $3.7 million in fiscal year 2014, $9 million in fiscal year 2013, and $7.6 million in fiscal year 2012)	$6,021	$15,042	$12,886
Net change in currency translations and net investment hedges (net of a tax effect of $15.1 million in fiscal year 2014, $6.9 million in fiscal year 2013 and ($5.7) million in fiscal year 2012)	(18,635)	(13,763)	6,166
Other comprehensive (loss) income	$(12,614)	$1,279	$19,052

Accumulated other comprehensive (loss) income

As described in Note 1, the FASB issued new accounting guidance for reporting reclassifications out of AOCI that are effective for our fiscal year 2014. However, this new accounting guidance provides for it’s application on a prospective basis, and does not require the periods prior it’s effective date to be presented in a similar manner. Accordingly, the tables below present the relevant information for fiscal year 2014 presented in accordance with the new guidance, while the prior years are presented in accordance with the preceding accounting guidance.

The following table presents the after-tax changes in each component of accumulated other comprehensive (loss) income for the fiscal year ended September 30, 2014:

	Year ended September 30, 2014
	Unrealized gain (loss) on available for sale securities	Net currency translations and net investment hedges (1)	Total
	(in thousands)

Accumulated other comprehensive income as of September 30, 2013	$(1,276)	$12,002	$10,726
Other comprehensive (loss) income before reclassifications	9,004	(18,635)	(9,631)
Amounts reclassified from accumulated other comprehensive (loss) income	(2,983)	—	(2,983)
Net other comprehensive (loss) income for the year	6,021	(18,635)	(12,614)
Accumulated other comprehensive (loss) income as of September 30, 2014	$4,745	$(6,633)	$(1,888)

(1)
Includes net gains recognized on forward foreign exchange derivatives associated with hedges of RJ Bank’s foreign currency exposure due to its non-U.S. dollar net investments (see Note 18 for additional information on these derivatives).

Index

Reclassifications out of AOCI

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive (loss) income during the year ended September 30, 2014:

Accumulated other comprehensive (loss) income components:	Increase (decrease) in amounts reclassified from accumulated other comprehensive (loss) income	Affected line items in income statement
	Year ended September 30, 2014
	(in thousands)
Available for sale securities: (1)
Auction rate securities (2)	$(4,614)	Other revenue
RJ Bank available for sale securities (3)	(235)	Other revenue
	(4,849)	Total before tax
	1,866	Provision for income taxes
Total reclassifications for the period	$(2,983)	Net of tax

(1)	See Note 7 for additional information regarding the available for sale securities, and Note 5 for additional fair value information regarding these securities.

(2)
For the year ended September 30, 2014, other revenues include realized gains on the redemption or sale of ARS in the amount of $7.1 million, (see Note 7 for further information). The amounts presented in the table represent the reversal out of AOCI associated with such ARS’ redeemed or sold. The net of such realized gain and this reversal out of AOCI represents the net effect of such redemptions and sales activities on other comprehensive (loss) income (“OCI”) for each respective period, on a pre-tax basis.

(3)
For the year ended September 30, 2014, other revenues include realized gains on the sale of certain available for sale securities held by RJ Bank in the amount of $264 thousand (see Note 7 for further information). The amounts presented in the table represent the reversal out of AOCI associated with such securities sold. The net of such realized gain and this reversal out of AOCI represents the net effect of such sales activities on OCI for each respective period, on a pre-tax basis.

All of the components of other comprehensive (loss) income described above, net of tax, are attributable to RJF.

Fiscal year 2013

The components of accumulated other comprehensive income, net of income taxes, as of September 30, 2013 are as follows:

September 30, 2013
(in thousands)
Net unrealized loss on available for sale securities, (net of tax effects of ($700) thousand at September 30, 2013)	$(1,276)
Net currency translations and net investment hedges (net of a tax effect of $1.1 million at September 30, 2013) (1)	12,002
Accumulated other comprehensive income	$10,726

(1) Includes net gains recognized on forward foreign exchange derivatives of $14 million for the year ended September 30, 2013 (see Note 18 for additional information).

All of the components of other comprehensive income described above, net of tax, are attributable to RJF.

Index

NOTE 23 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Interest income:
Margin balances	$68,454	$60,931	$60,104
Assets segregated pursuant to regulations and other segregated assets	15,441	17,251	16,050
Bank loans, net of unearned income	343,942	335,964	319,211
Available for sale securities	6,560	8,005	9,076
Trading instruments	17,883	20,089	20,977
Stock loan	8,731	8,271	9,110
Loans to financial advisors	6,427	6,510	4,797
Corporate cash and all other	13,448	16,578	13,933
Total interest income	480,886	473,599	453,258

Interest expense:
Brokerage client liabilities	1,269	2,049	2,213
Retail bank deposits	7,959	9,032	9,484
Trading instruments sold but not yet purchased	4,327	3,595	2,437
Stock borrow	2,869	2,158	1,976
Borrowed funds	3,939	4,724	5,915
Senior notes	76,038	76,113	58,523
Interest expense of consolidated VIEs	2,900	3,959	5,032
Other	4,790	8,741	5,789
Total interest expense	104,091	110,371	91,369
Net interest income	376,795	363,228	361,889
Subtract: provision for loan losses	(13,565)	(2,565)	(25,894)
Net interest income after provision for loan losses	$363,230	$360,663	$335,995

NOTE 24 - EMPLOYEE SHARE-BASED AND OTHER COMPENSATION

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

All shares owned by the ESOP are included in earnings per share calculations. Cash dividends paid to the ESOP are reflected as a reduction of retained earnings. The number of shares of our common stock held by the ESOP at September 30, 2014 and 2013 was approximately 4,814,000 and 5,872,000, respectively. The market value of our common stock held by the ESOP at September 30, 2014 was approximately $258 million, of which approximately $2.4 million is unearned (not yet vested) by ESOP plan participants.

We also offer a plan pursuant to section 401(k) of the Internal Revenue Code, which is a qualified plan that may provide for a discretionary contribution or a matching contribution each year. Matching contributions are 75% of the first $1,000 and 25% of the next $1,000 of eligible compensation deferred by each participant annually.

Our LTIP is a non-qualified deferred compensation plan that provides benefits to employees who meet certain compensation or production requirements. We have purchased and hold life insurance on the lives of certain current and former employee participants (see Note 10 for additional information) to earn a competitive rate of return for participants and to provide a source of funds available to satisfy our obligations under this plan (the “Deferral Plan Funding Structure”).

Contributions to the qualified plans and the LTIP, are approved annually by the Board of Directors or a committee thereof.

We have a Voluntary Deferred Compensation Plan (the “VDCP”), a non-qualified and voluntary opportunity for certain highly compensated employees to defer compensation. Eligible participants must have annual compensation of $300,000 or more, and

Index

may elect to defer a percentage or specific dollar amount of their compensation into the VDCP. The Deferral Plan Funding Structure is a source of funding for this plan.

We also maintain non-qualified deferred compensation plans for the benefit of certain employees that provide a return to the participating employees based upon the performance of various referenced investments. Under these plans, we invest directly, as a principal, in such investments related to our obligations to perform under the deferred compensation plans (see Note 5 for the fair value of these investments as of September 30, 2014, and 2013). We are no longer awarding contributions for these plans.

Compensation expense associated with all of the qualified and non-qualified plans described above totaled $111.3 million, $98.7 million and $83.1 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

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

Stock option awards

Options are granted to key administrative employees and employee financial advisors who achieve certain gross commission levels. Options granted before August 21, 2008 are exercisable in the 36th to 72nd months following the date of grant and only in the event that the grantee is an employee of ours at that time, disabled, deceased or recently retired. Options granted on or after August 21, 2008 are exercisable in the 36th to 72nd months following the date of grant and only in the event that the grantee is an employee of ours or has terminated within 45 days, disabled, deceased or, in some instances, retired. Options are granted with an exercise price equal to the market price of our stock on the grant date.

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

Expense and income tax benefits related to our stock options awards granted to employees and members of our Board of Directors are presented below:

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Total share-based expense	$9,068	$8,382	$9,623
Income tax benefits related to share-based expense	667	596	701

Index

These amounts may not be representative of future share-based compensation expense since the estimated fair value of stock options is amortized over the requisite service period using the straight-line method, and in certain instances the graded vesting attribution method, and additional options may be granted in future years. The fair value of each fixed option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for stock option grants in the fiscal years ended September 30, 2014, 2013 and 2012:

	Year ended September 30,
	2014	2013	2012

Dividend yield	1.33%	1.37%	1.84%
Expected volatility	39.84%	39.38%	45.17%
Risk-free interest rate	1.43%	0.67%	0.91%
Expected lives (in years)	5.5	5.5	4.6

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

A summary of option activity for grants to employees and members of our Board of Directors for the fiscal year ended September 30, 2014 is presented below:

	Options for shares	Weighted- average exercise price ($)	Weighted- average remaining contractual term (years)	Aggregate intrinsic value ($)

Outstanding at October 1, 2013	3,842,809	$28.92
Granted	947,350	48.26
Exercised	(617,969)	24.91
Forfeited	(110,730)	33.91
Outstanding at September 30, 2014	4,061,460	33.90	3.28	$79,921,605

Exercisable at September 30, 2014	510,623	$26.14	0.83	$14,010,265

As of September 30, 2014, there was $20 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to stock option awards. These costs are expected to be recognized over a weighted-average period of approximately 3.2 years.

The following stock option activity occurred under the 2012 Plan for grants to employees and members of our Board of Directors:

	Year ended September 30,
	2014	2013	2012
	(in thousands, except per option amounts)
Weighted-average grant date fair value per option	$16.21	$12.06	$9.67
Total intrinsic value of stock options exercised	15,570	14,240	3,222
Total grant date fair value of stock options vested	5,004	11,598	3,965

Cash received from stock option exercises during the fiscal year ended September 30, 2014 was $14 million. There was a $674 thousand tax benefit realized during the fiscal year ended September 30, 2014 resulting from the exercise of option awards during the fiscal year.

Index

Restricted stock awards

We may grant awards under the 2012 Plan in connection with initial employment or under various retention programs for individuals who are responsible for a contribution to the management, growth, and/or profitability. Through our Canadian subsidiary, we established a trust fund. This trust fund was established and funded to enable the trust fund to acquire our common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary (see Note 11 for discussion of our consolidation of this trust fund, which is a VIE). We may also grant awards to officers and certain other employees in lieu of cash for 10% to 50% of annual bonus amounts in excess of $250,000. The determination of the number of units or shares to be granted is determined by the Corporate Governance, Nominating and Compensation Committee of the Board of Directors. Under the plan, the awards are generally restricted for a three to five year period, during which time the awards are forfeitable in the event of termination other than for death, disability or retirement. The following activity occurred during the fiscal year ended September 30, 2014:

	Shares/Units	Weighted- average grant date fair value ($)

Non-vested at October 1, 2013	5,917,411	$31.66
Granted	1,038,882	48.80
Vested	(1,200,285)	27.77
Forfeited	(167,181)	34.17
Non-vested at September 30, 2014	5,588,827	$35.61

Expense and income tax benefits related to our restricted stock awards are presented below:

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Total share-based expense	$54,666	$48,621	$39,588
Income tax benefits related to share-based expense	19,105	16,607	13,186

For the fiscal year ended September 30, 2014, we realized $8.2 million of excess tax benefits related to our restricted stock awards.

As of September 30, 2014, there was $82.7 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to restricted stock shares and restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately 2.68 years. The total fair value of shares and unit awards vested under this plan during the fiscal year ended September 30, 2014 was $33.4 million.

Employee stock purchase plan

Under the 2003 Employee Stock Purchase Plan, we are authorized to issue up to 7,375,000 shares of common stock to our full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose each year to have up to 20% of their annual compensation specified to purchase our common stock. Share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a fair market value of $25,000. The purchase price of the stock is 85% of the average high and low market price on the day prior to the purchase date. Under the plan we sold approximately 397,000, 436,000 and 480,000 shares to employees during the years ended September 30, 2014, 2013 and 2012, respectively. The compensation cost is calculated as the value of the 15% discount from market value and was $3 million, $2.7 million and $2.4 million during the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

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

Index

We have various employee investment funds. Certain key employees participate in these funds, which are limited partnerships that invest in certain unaffiliated venture capital limited partnerships.

NOTE 25 - NON-EMPLOYEE SHARE-BASED AND OTHER COMPENSATION

Stock option awards

Under the 2012 Plan, we may grant stock options to our independent contractor financial advisors. We have issued new shares under the 2012 Plan and also are permitted to reissue our treasury shares. The 2012 Plan is the successor to the prior plan under which options have previously been issued to independent contractors. Options are exercisable five years after grant date provided that the financial advisors are still associated with us or have terminated within 45 days, disabled, deceased or, in some instances, recently retired. Option terms are specified in individual agreements and expire on a date no later than the sixth anniversary of the grant date. Options are granted with an exercise price equal to the market price of our stock on the grant date.

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

Expense and income tax benefits related to stock option grants to our independent contractor financial advisors are presented below:

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Total share-based expense	$2,523	$1,282	$2,033
Income tax benefits related to share-based expense	959	487	773

The fair value of each option grant awarded to an independent contractor financial advisor is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model with the following weighted-average assumptions used for the fiscal years ended September 30, 2014, 2013 and 2012:

	Year ended September 30,
	2014	2013	2012

Dividend yield	1.19%	1.34%	1.52%
Expected volatility	40.27%	39.88%	43.84%
Risk-free interest rate	1.78%	1.16%	0.73%
Expected lives (in years)	3.43	3.32	3.27

The dividend yield assumption is based on our declared dividend as a percentage of the stock price at each point in time the options are valued. The expected volatility assumption is based on our historical stock price and is a weighted average combining (1) the volatility of the most recent year, (2) the volatility of the most recent time period equal to the expected lives assumption, (3) the implied volatility of option contracts of RJF stock, and (4) the annualized volatility of the price of our stock since the late 1980s. The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at each point in time the options are valued. The expected lives assumption is based on the difference between the option’s vesting date plus 90 days (the average exercise period) and the date of the current reporting period.

Index

A summary of independent contractor financial advisors option activity for the fiscal year ended September 30, 2014 is presented below:

	Options for shares	Weighted-average exercise price ($)	Weighted-average remaining contractual term (years)	Aggregate intrinsic value ($)

Outstanding at October 1, 2013	228,250	$27.88
Granted	61,925	48.58
Exercised	(48,750)	21.79
Forfeited	(1,800)	38.20
Outstanding at September 30, 2014	239,625	$34.37	3.26	$4,604,000

Exercisable at September 30, 2014	7,000	$18.18	0.15	$248,000

As of September 30, 2014, there was $1.7 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to unvested stock options granted to our independent contractor financial advisors based on an estimated weighted-average fair value of $24.02 per share at that date. These costs are expected to be recognized over a weighted-average period of approximately 3.29 years. The following activity for our independent contractor financial advisors occurred:

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Total intrinsic value of stock options exercised	$1,329	$985	$783
Total fair value of stock options vested	715	347	1,116

Cash received from stock option exercises for the fiscal year ended September 30, 2014 was $1.1 million. There were $225 thousand excess tax benefits realized for the tax deductions from option exercise of awards to our independent contractor financial advisors for the fiscal year ended September 30, 2014.

Restricted stock awards

Under the 2012 Plan we may grant restricted shares of common stock or restricted stock units to our independent contractor financial advisors. The 2012 Plan is the successor the prior plan under which restricted stock or restricted stock units have been issued to independent contractors. We issue new shares under this plan as it was approved by shareholders. Under the plan the awards are generally restricted for a five year period, during which time the awards are forfeitable in the event the independent contractor financial advisors are no longer associated with us, other than for death, disability or retirement. The following activity for our independent contractor financial advisors occurred during the fiscal year ended September 30, 2014:

	Shares/Units	Weighted- average reporting date fair value ($)

Non-vested at October 1, 2013	26,184	$41.67
Granted	—
Vested	(9,392)
Forfeited	(1,886)
Non-vested at September 30, 2014	14,906	$53.58

The weighted-average fair value of share and unit awards vested during the fiscal year ended September 30, 2014 was $49.64 per share. The weighted-average fair value of share and unit awards forfeited during the fiscal year ended September 30, 2014 was $42.98 per share.

Index

Expense and income tax benefits related to our restricted stock awards granted to our independent contractor financial advisors are presented below:

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Total share-based expense	$317	$829	$2,062
Income tax benefits related to share-based expense	121	315	783

As of September 30, 2014, there was $107 thousand of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to unvested restricted stock granted to our independent contractor financial advisors based on an estimated fair value of $53.58 per share at that date. These costs are expected to be recognized over a weighted-average period of approximately 1.46 years. The total fair value of share and unit awards vested during the fiscal years ended September 30, 2014, 2013 and 2012 was $466 thousand, $3.1 million and $1.6 million, respectively.

Other compensation

We offer non-qualified deferred compensation plans that provide benefits to our independent contractor financial advisors who meet certain production requirements. The Deferral Plan Funding Structure is a source of funding for this plan. The contributions are made in amounts approved annually by management.

Certain independent contractor financial advisors are eligible to participate in our VDCP. Eligible participants must have annual compensation of $300 thousand or more, and may elect to defer a percentage or specific dollar amount of their compensation into the VDCP. The Deferral Plan Funding Structure is a source of funding for this plan.

NOTE 26 – REGULATIONS AND CAPITAL REQUIREMENTS

RJF, as a financial holding company, and RJ Bank, are subject to various capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our and RJ Bank’s financial results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJF and RJ Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. RJF’s and RJ Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk- weightings, and other factors.

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

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJF as of September 30, 2014:
Total capital (to risk-weighted assets)	$3,940,516	20.6%	$1,531,178	8.0%	$1,913,973	10.0%
Tier I capital (to risk-weighted assets)	3,775,385	19.7%	765,589	4.0%	1,148,384	6.0%
Tier I capital (to adjusted assets)	3,775,385	16.4%	919,546	4.0%	1,149,433	5.0%

RJF as of September 30, 2013:
Total capital (to risk-weighted assets)	$3,445,136	19.8%	$1,391,974	8.0%	$1,739,968	10.0%
Tier I capital (to risk-weighted assets)	3,294,595	18.9%	697,269	4.0%	1,045,903	6.0%
Tier I capital (to adjusted assets)	3,294,595	14.5%	908,854	4.0%	1,136,067	5.0%

The increase in RJF’s Total capital (to risk-weighted assets) and Tier I capital (to risk-weighted assets) at September 30, 2014 compared to September 30, 2013 is the result of positive earnings during the year ended September 30, 2014 offset by an increase in the corporate loan portfolio. The increase in RJF’s Tier I capital (to adjusted assets) ratio at September 30, 2014 compared to September 30, 2013 is primarily due to earnings during the year ended September 30, 2014 as well as a decrease in average segregated assets offset by an increase in the average corporate loan portfolio.

To be categorized as “well capitalized,” RJ Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJ Bank as of September 30, 2014:
Total capital (to risk-weighted assets)	$1,460,895	12.5%	$935,852	8.0%	$1,169,815	10.0%
Tier I capital (to risk-weighted assets)	1,314,374	11.2%	467,926	4.0%	701,889	6.0%
Tier I capital (to adjusted assets)	1,314,374	10.7%	492,186	4.0%	615,232	5.0%

RJ Bank as of September 30, 2013:
Total capital (to risk-weighted assets)	$1,234,268	13.0%	$758,996	8.0%	$948,745	10.0%
Tier I capital (to risk-weighted assets)	1,115,113	11.8%	379,498	4.0%	569,247	6.0%
Tier I capital (to adjusted assets)	1,115,113	10.4%	430,154	4.0%	537,692	5.0%
The decrease in RJ Bank’s Total capital and Tier I capital (to risk-weighted assets) ratios at September 30, 2014 compared to September 30, 2013 is primarily due to growth in the corporate loan portfolio during the year ended September 30, 2014.

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

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJ&A and RJFS, each being member firms of the Financial Industry Regulatory Authority (“FINRA”), are subject to the rules of FINRA, whose capital requirements are substantially the same as Rule 15c3-1. Rule 15c3-1

Index

requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement,” which RJ&A and RJFS have each elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1 million, ($250 thousand for RJFS as of September 30, 2014) or two percent of aggregate debit items arising from client transactions. FINRA may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items.

The net capital position of our wholly owned broker-dealer subsidiary RJ&A is as follows:

	As of September 30,
	2014	2013
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	24.14%	23.14%
Net capital	$442,866	$435,343
Less: required net capital	(36,694)	(37,625)
Excess net capital	$406,172	$397,718

The net capital position of our wholly owned broker-dealer subsidiary RJFS is as follows:

	As of September 30,
	2014	2013
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$23,748	$18,103
Less: required net capital	(250)	(250)
Excess net capital	$23,498	$17,853

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to their capital, profitability, liquidity position, frequency of designation or at the discretion of the IIROC. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. RJ Ltd. is not in Early Warning Level 1 or Level 2 at either September 30, 2014 or 2013.

The risk adjusted capital of RJ Ltd. is as follows (in Canadian currency):

	As of September 30,
	2014	2013
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$107,645	$52,777
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$107,395	$52,527

Raymond James Trust, N.A., (“RJ Trust”) is regulated by the OCC and is required to maintain sufficient capital and meet capital and liquidity requirements. As of September 30, 2014 and 2013, RJ Trust met the requirements.

At September 30, 2014, all of our other active regulated domestic and international subsidiaries are in compliance with and met all capital requirements.

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

NOTE 27 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

In a number of instances in the discussions that follow, reference is made to collateral. Note 19 provides additional information regarding the recorded balances in the Consolidated Statements of Financial Condition and the collateral balances related thereto.

We also act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another. Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions. We measure the market value of the securities borrowed and loaned against the cash collateral on a daily basis. The market value of securities borrowed was $113.3 million and securities loaned was $61 million at September 30, 2014, and the market value of securities borrowed was $64.6 million and securities loaned was $42.7 million at September 30, 2013. The contract value of securities borrowed and securities loaned was $117.7 million and $67.3 million, respectively, at September 30, 2014 and the contract value of securities borrowed and securities loaned was $66.4 million and $49.5 million, respectively, at September 30, 2013. Additional cash is obtained as necessary to ensure such transactions are adequately collateralized. If another party to the transaction fails to perform as agreed (for example, failure to deliver a security or failure to pay for a security), we may incur a loss if the market value of the security is different from the contract amount of the transaction.

We have also loaned, to broker-dealers and other financial institutions, securities owned by clients and others for which we have received cash or other collateral. The market value of securities loaned was $341.2 million and $299.1 million at September 30, 2014 and 2013, respectively. The contract value of securities loaned was $350 million and $305.1 million at September 30, 2014 and 2013, respectively. If a borrowing institution or broker-dealer does not return a security, we may be obligated to purchase the security in order to return it to the owner. In such circumstances, we may incur a loss equal to the amount by which the market value of the security on the date of nonperformance exceeds the value of the collateral received from the financial institution or the broker-dealer.

We have sold securities that we do not currently own, and will, therefore, be obligated to purchase such securities at a future date. We have recorded $238.4 million and $220.7 million at September 30, 2014 and 2013, respectively, which represents the market value of such securities (see Notes 5 and 6 for further information). We are subject to loss if the market price of those securities not covered by a hedged position increases subsequent to fiscal year-end. We utilize short positions on government obligations and equity securities to economically hedge long proprietary inventory positions.

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

Index

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of September 30, 2014, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $17 million and CDN $40.9 million, respectively. RJ Bank is also subject to foreign exchange risk related to its net investment in a Canadian subsidiary. See Note 18 for information regarding how RJ Bank utilizes net investment hedges to mitigate a significant portion of this risk.

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

RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding are as follows:

	As of September 30,
	2014	2013
	(in thousands)
Standby letters of credit	$100,582	$122,672
Open end consumer lines of credit	1,585,717	829,923
Commercial lines of credit	1,692,896	1,743,594
Unfunded loan commitments	248,931	216,918

In the normal course of business, RJ Bank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. These standby letters of credit generally expire in one year or less. As of September 30, 2014, $101 million of such letters of credit were outstanding. In the event that a letter of credit is drawn down, RJ Bank would pursue repayment from the party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to satisfy the amounts drawn down under the existing letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients and, accordingly, RJ Bank uses a credit evaluation process and collateral requirements similar to those for loan commitments.

Open end consumer lines of credit primarily represent the unfunded amounts of RJ Bank loans to customers that are secured by marketable securities at advance rates consistent with industry standards. The proceeds from repayment or, if necessary, the liquidation of collateral, which is monitored daily, are expected to satisfy the amounts drawn against these existing lines of credit.

Because many of RJ Bank’s lending commitments expire without being funded in whole or part, the contract amounts are not estimates of RJ Bank’s actual future credit exposure or future liquidity requirements. RJ Bank maintains a reserve to provide for potential losses related to the unfunded lending commitments. See Note 9 for further discussion of this reserve for unfunded lending commitments.

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

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS.  See Note 2 and Note 21 for information on these commitments. We utilize TBA security contracts to hedge our interest rate risk associated with these commitments. We are subject to loss if the timing of, or the actual amount of, the MBS securities differs significantly from the term and notional amount of the TBA security contracts we enter into.

Index

NOTE 28 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Year ended September 30,
	2014	2013	2012
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$480,248	$367,154	$295,869
Less allocation of earnings and dividends to participating securities (1)	(3,007)	(4,164)	(5,958)
Net income attributable to RJF common shareholders	$477,241	$362,990	$289,911

Income for diluted earnings per common share:
Net income attributable to RJF	$480,248	$367,154	$295,869
Less allocation of earnings and dividends to participating securities (1)	(2,946)	(4,100)	(5,926)
Net income attributable to RJF common shareholders	$477,302	$363,054	$289,943

Common shares:
Average common shares in basic computation	139,935	137,732	130,806
Dilutive effect of outstanding stock options and certain restricted stock units	3,654	2,809	985
Average common shares used in diluted computation	143,589	140,541	131,791

Earnings per common share:
Basic	$3.41	$2.64	$2.22
Diluted	$3.32	$2.58	$2.20
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	1,503	1,153	1,928

(1)
Represents dividends paid during the year to participating securities plus an allocation of undistributed earnings to participating securities. Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 887 thousand, 1.6 million and 2.7 million for the years ended September 30, 2014, 2013 and 2012, respectively.  Dividends paid to participating securities amounted to $532 thousand, $800 thousand and $1.4 million for the years ended September 30, 2014, 2013, and 2012 respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are as follows:

	Year ended September 30,
	2014	2013	2012
Dividends per common share - declared	$0.64	$0.56	$0.52
Dividends per common share - paid	$0.62	$0.55	$0.52

NOTE 29 – SEGMENT INFORMATION

We currently operate through the following five business segments: “Private Client Group;” “Capital Markets;” “Asset Management;” RJ Bank; and the “Other” segment.

The business segments are determined based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. The financial results of our segments are presented using the same policies as those described in Note 2, “Summary of Significant Accounting Policies.” Segment results include charges allocating corporate overhead and benefits to each segment. Intersegment revenues, expenses, receivables and payables are eliminated upon consolidation.

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

Index

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

The Asset Management segment includes the operations of Eagle, the Eagle Family of Funds, the asset management operations of RJ&A, trust services of RJ Trust, and other fee-based asset management programs.

RJ Bank originates and purchases C&I loans, tax-exempt loans, SBL, as well as commercial and residential real estate loans, all of which are funded primarily by cash balances swept from the investment accounts of our broker-dealer subsidiaries’ clients.

The Other segment includes our principal capital and private equity activities as well as various corporate costs of RJF that are not allocated to operating segments including the interest cost on our public debt and acquisition and integration costs (see Note 3 for additional information).

Information concerning operating results in these segments are as follows:

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Revenues:
Private Client Group	$3,276,566	$2,930,603	$2,484,670
Capital Markets	981,572	955,955	828,435
Asset Management	369,690	292,817	237,224
RJ Bank	360,317	356,130	345,693
Other	42,203	126,401	58,412
Intersegment eliminations	(64,888)	(66,108)	(56,534)
Total revenues(1)	$4,965,460	$4,595,798	$3,897,900
Income (loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$330,278	$230,315	$215,091
Capital Markets	130,565	102,171	75,755
Asset Management	128,286	96,300	67,241
RJ Bank	242,834	267,714	240,158
Other (2)	(83,918)	(132,313)	(126,720)
Pre-tax income excluding noncontrolling interests	748,045	564,187	471,525
Add: net (loss) income attributable to noncontrolling interests	(32,097)	29,723	(3,604)
Income including noncontrolling interests and before provision for income taxes	$715,948	$593,910	$467,921

(1)	No individual client accounted for more than ten percent of total revenues in any of the years presented.

(2)
The Other segment includes acquisition related expenses pertaining to our acquisitions (primarily related to our Morgan Keegan acquisition, see Note 3 for additional information) in the amount of $73.5 million and $59.3 million for the years ended September 30, 2013 and 2012, respectively. For the year ended September 30, 2014, acquisition related expenses are no longer material for separate disclosure as our Morgan Keegan integration activities were substantially complete as of September 30, 2013.

Index

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Net interest income (expense):
Private Client Group	$89,527	$85,301	$84,827
Capital Markets	5,326	4,076	6,641
Asset Management	92	81	(17)
RJ Bank	346,757	338,844	322,024
Other	(64,907)	(65,074)	(51,586)
Net interest income	$376,795	$363,228	$361,889

The following table presents our total assets on a segment basis:

	September 30,
	2014	2013
	(in thousands)
Total assets:
Private Client Group (1)	$6,255,176	$7,649,030
Capital Markets (2)	2,645,926	2,548,663
Asset Management	186,170	149,436
RJ Bank	12,036,945	10,489,524
Other	2,201,435	2,349,469
Total	$23,325,652	$23,186,122

(1)	Includes $174.6 million of goodwill at September 30, 2014 and 2013.

(2)	Includes $120.9 million of goodwill at September 30, 2014 and 2013.

We have operations in the United States, Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Revenues:
United States	$4,512,808	$4,177,712	$3,500,982
Canada	323,038	310,616	297,348
Europe	95,865	83,744	78,221
Other	33,749	23,726	21,349
Total	$4,965,460	$4,595,798	$3,897,900

Pre-tax income (loss) excluding noncontrolling interests:
United States	$706,366	$543,093	$450,731
Canada	37,947	28,470	29,593
Europe	(1,546)	(8,032)	(1,839)
Other	5,278	656	(6,960)
Total	$748,045	$564,187	$471,525

Index

Our total assets, classified by major geographic area in which they are held, are presented below:

	September 30,
	2014	2013
	(in thousands)
Total assets:
United States (1)	$21,469,999	$21,154,293
Canada(2)	1,773,703	1,965,648
Europe	39,872	26,415
Other	42,078	39,766
Total	$23,325,652	$23,186,122

(1)	Includes $262.5 million of goodwill at September 30, 2014 and 2013.

(2)	Includes $33 million of goodwill at September 30, 2014 and 2013.

NOTE 30 - CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

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

Our principal domestic broker-dealer subsidiaries of the Parent, RJ&A and RJFS, are required by regulations to maintain a minimum amount of net capital (other non-bank subsidiaries of the Parent are also required by regulations to maintain a minimum amount of net capital, but those other subsidiaries are relatively insignificant). RJ&A is further required by certain covenants in its borrowing agreements to maintain net capital equal to 10% of aggregate debit balances. At September 30, 2014, each of these brokerage subsidiaries far exceeded their minimum net capital requirements, see Note 26 for further information.

Subsidiary net assets of approximately $1.7 billion are restricted under regulatory or other restrictions, from being transferred from certain subsidiaries to the Parent without prior approval of the respective entities’ regulator, as of September 30, 2014.

Liquidity available to the Parent from its other subsidiaries, other than broker-dealer subsidiaries and RJ Bank, is not limited by regulatory or other restrictions, but is relatively insignificant. The Parent regularly receives a portion of the profits of subsidiaries, other than RJ Bank, as dividends.

See Notes 15, 17, 21 and 26 for more information regarding borrowings, commitments, contingencies and guarantees, and capital and regulatory requirements of the Parent and it’s subsidiaries.

Index

The following table presents the Parent’s statements of financial condition:

	September 30,
	2014		2013
	(in thousands)
Assets:
Cash and cash equivalents	$778,855	(1)	$274,747
Intercompany receivables from subsidiaries:
Bank subsidiary	—		44
Non-bank subsidiaries (2)	710,318		920,827
Investments in consolidated subsidiaries:
Bank subsidiary	1,310,097		1,106,742
Non-bank subsidiaries	2,302,128		2,393,035
Property and equipment, net	10,320		10,546
Goodwill and identifiable intangible assets, net	31,954		31,954
Other assets	619,616		634,446
Total assets	$5,763,288		$5,372,341

Liabilities and equity:
Trade and other	78,994		66,159
Intercompany payables to subsidiaries:
Bank subsidiary	45		—
Non-bank subsidiaries	109,396		217,497
Accrued compensation and benefits	284,584		276,916
Corporate debt	1,149,033		1,148,845
Total liabilities	1,622,052		1,709,417
Equity	4,141,236		3,662,924
Total liabilities and equity	$5,763,288		$5,372,341

(1)	Of the Parent’s total cash and cash equivalents at September 30, 2014, $500 million is held in a deposit account at RJ Bank.

(2)
Of the total receivable from non-bank subsidiaries, $458 million and $760 million at September 30, 2014 and 2013, respectively, is invested in cash and cash equivalents by the subsidiary on behalf of the Parent.

Index

The following table presents the Parent’s statements of income:

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Revenues:
Dividends from non-bank subsidiaries	$253,218	$822,996	$433,643
Dividends from bank subsidiary	25,000	100,000	75,000
Interest from subsidiaries	5,779	1,966	1,876
Interest	2,050	2,510	322
Other, net	1,613	6,017	7,391
Total revenues	287,660	933,489	518,232
Interest expense	(76,662)	(78,244)	(61,122)
Net revenues	210,998	855,245	457,110

Non-interest expenses:
Compensation and benefits	41,482	43,673	38,027
Communications and information processing	5,036	5,029	4,624
Occupancy and equipment costs	892	1,005	1,188
Business development	15,497	16,506	12,613
Other	8,252	9,608	26,716
Intercompany allocations and charges	(38,148)	(33,115)	(25,360)
Total non-interest expenses	33,011	42,706	57,808

Income before income tax benefit and equity in undistributed net income of subsidiaries	177,987	812,539	399,302
Income tax benefit	(37,170)	(54,047)	(48,575)
Income before equity in undistributed net income of subsidiaries	215,157	866,586	447,877
Equity in undistributed net income of subsidiaries	265,091	(499,432)	(152,008)
Net income	$480,248	$367,154	$295,869

Other comprehensive income, net of tax:
Change in unrealized gain on available for sale securities and non-credit portion of other-than-temporary impairment losses	—	—	2
Total comprehensive income	$480,248	$367,154	$295,871

Index

The following table presents the Parent’s statements of cash flows:

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$480,248	$367,154	$295,869
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investments	(10,245)	(11,264)	(6,286)
Gain on company-owned life insurance	(17,989)	(24,907)	(22,848)
Equity in undistributed net income of subsidiaries	(265,091)	499,432	152,008
Other, net	75,725	(120,340)	57,221
Net change in:
Intercompany receivables	45,656	(68,635)	(35,456)
Other	44,360	33,584	(266,467)
Intercompany payables	(108,056)	(214,415)	239,669
Trade and other	12,835	10,017	22,034
Accrued compensation and benefits	7,668	148,622	44,156
Net cash provided by operating activities	265,111	619,248	479,900

Cash flows from investing activities:
Distributions from (investments in and advances to) subsidiaries, net	321,127	(384,622)	(278,590)
Sales (purchases) of investments, net	6,347	(171,677)	3,258
Purchase of investments in company-owned life insurance, net	(25,581)	(15,017)	(18,271)
Acquisition of subsidiary	—	—	(1,073,621)
Net cash provided by (used in) investing activities	301,893	(571,316)	(1,367,224)

Cash flows from financing activities:
Proceeds from borrowed funds, net	—	—	586,860
Proceeds from issuance of shares in registered public offering	—	—	362,823
Exercise of stock options and employee stock purchases	33,633	55,997	33,811
Purchase of treasury stock	(8,427)	(11,718)	(20,860)
Dividends on common stock	(88,102)	(76,593)	(68,782)
Net cash (used in) provided by financing activities	(62,896)	(32,314)	893,852
Net increase in cash and cash equivalents	504,108	15,618	6,528
Cash and cash equivalents at beginning of year	274,747	259,129	252,601
Cash and cash equivalents at end of year	$778,855	$274,747	$259,129

Supplemental disclosures of cash flow information:
Cash paid for interest	$76,661	$78,439	$49,155
Cash received for income taxes, net	$(59,552)	$(100,179)	$(74,501)

Supplemental disclosures of noncash investing activity:
(Distributions from) investments in subsidiaries, net	$(132,117)	$457,048	$153,854

Index

SUPPLEMENTARY DATA:

SELECTED QUARTERLY FINANCIAL DATA
(unaudited)

Fiscal year 2014	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in thousands, except per share data)
Revenues	$1,208,774	$1,204,625	$1,241,283	$1,310,778
Net revenues	$1,183,402	$1,178,645	$1,214,231	$1,285,091
Non-interest expenses	$1,004,590	$1,025,646	$1,035,298	$1,079,887
Income including noncontrolling interests and before provision for income taxes	$178,812	$152,999	$178,933	$205,204
Net income attributable to Raymond James Financial, Inc.	$116,633	$104,560	$122,689	$136,366
Net income per share - basic	$0.83	$0.74	$0.87	$0.97
Net income per share - diluted	$0.81	$0.72	$0.85	$0.94
Dividends declared per share	$0.16	$0.16	$0.16	$0.16

Fiscal year 2013	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in thousands, except per share data)
Revenues	$1,137,509	$1,170,298	$1,137,728	$1,150,263
Net revenues	$1,109,488	$1,143,095	$1,109,536	$1,123,308
Non-interest expenses	$962,321	$983,792	$980,639	$964,765
Income including noncontrolling interests and before provision for income taxes	$147,167	$159,303	$128,897	$158,543
Net income attributable to Raymond James Financial, Inc.	$85,874	$79,960	$83,862	$117,458
Net income per share - basic (1)	$0.62	$0.57	$0.60	$0.84
Net income per share - diluted	$0.61	$0.56	$0.59	$0.82
Dividends declared per share	$0.14	$0.14	$0.14	$0.14

(1)	Due to rounding the quarterly results do not sum to the total for the year.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Index

as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to implement the new “Internal Control - Integrated Framework,” issued in May 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, during our fiscal year 2015.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2014. KPMG LLP, who audited and reported on our consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of September 30, 2014 (included below).

Index

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Raymond James Financial, Inc.:
We have audited Raymond James Financial, Inc.’s (the “Company” or “Raymond James”) internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report of management on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Raymond James maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Raymond James as of September 30, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2014, and our report dated November 25, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Tampa, Florida
November 25, 2014
Certified Public Accountants

Index

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers appears in Part I, Item 1 of this report. The balance of the information required by Item 10 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2015 Annual Meeting of Shareholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended September 30, 2014.

Item 11, 12, 13 and 14.

The information required by Items 11, 12, 13 and 14 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2015 Annual Meeting of Shareholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended September 30, 2014.

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

4.1		Description of Capital Stock, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2009.
4.2.1
Indenture, dated as of August 10, 2009 (for senior debt securities) between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2009.

4.2.2
First Supplemental Indenture, dated as of August 20, 2009 (for senior debt securities) between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 20, 2009.

4.2.3
Second Supplemental Indenture, dated as of April 11, 2011 (for senior debt securities) between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2011.

4.2.4
Third Supplemental Indenture, dated as of March 7, 2012 (for senior debt securities), between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 2012.

4.2.5
Fourth Supplemental Indenture, dated as of March 26, 2012 (for senior debt securities), between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2012.

10.1	*
Raymond James Financial, Inc. 2002 Incentive Stock Option Plan effective February 14, 2002, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-98537, filed with the Securities and Exchange Commission on August 22, 2002.

10.2
Mortgage Agreement for $75 million dated as of December 13, 2002 incorporated by reference to Exhibit No. 10 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 23, 2002.

10.3	*
Raymond James Financial, Inc. Stock Option Plan for Key Management Personnel effective November 21, 1996, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-103277, filed with the Securities and Exchange Commission on February 18, 2003.

10.4
Form of Indemnification Agreement with Directors, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 8, 2004.

10.5	*
Raymond James Financial, Inc. Amended Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 9, 2006.

10.6
The 2007 Raymond James Financial, Inc. Stock Option Plan for Independent Contractors effective February 15, 2007, incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders held February 15, 2007, filed with the Securities and Exchange Commission on January 16, 2007.

10.7	*
Composite Version of 2003 Raymond James Financial, Inc. Employee Stock Purchase Plan, as amended and restated, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders held February 19, 2009, filed with the Securities and Exchange Commission on January 12, 2009.

10.8	*
Letter agreement dated February 25, 2009 between Raymond James Financial, Inc. and Paul Reilly, incorporated by reference to Exhibit No. 10.14 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2009.

10.9	*
Agreement dated December 23, 2009, between Raymond James Financial, Inc. and Thomas A. James regarding service as Chairman of the Board after his retirement as Chief Executive Officer, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 9, 2010.

10.10.1	*
Amended and Restated 2007 Raymond James Financial, Inc. Stock Bonus Plan (as amended and restated effective December 10, 2010), incorporated by reference to Exhibit 10.16.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2011.

10.10.2	*
Form of Notice of Restricted Stock Unit Award and associated Restricted Stock Unit Agreement under Amended and Restated 2007 Raymond James Financial, Inc. Stock Bonus Plan, incorporated by reference to Exhibit 10.16.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2011.

10.10.3	*
Form of Amendment to Restricted Stock Grant Agreements outstanding under 2007 Raymond James Financial, Inc. Stock Bonus Plan, incorporated by reference to Exhibit 10.16.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2010.

10.11.1	*
Composite Version of 2005 Raymond James Financial, Inc. Restricted Stock Plan (as amended on December 10, 2010), incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders held February 24, 2011, filed with the Securities and Exchange Commission on January 18, 2011.

Index

Exhibit Number		Description
10.11.2	*
Form of Notice of Restricted Stock Unit Award and associated Restricted Stock Unit Agreement (employee/independent contractor) under 2005 Raymond James Financial, Inc. Restricted Stock Plan, as amended, incorporated by reference to Exhibit 10.17.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2010.

10.11.3	*
Form of Amendment to Restricted Stock Grant Agreements outstanding under 2005 Raymond James Financial, Inc. Restricted Stock Plan, incorporated by reference to Exhibit 10.17.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2010.

10.12.1
Uncommitted Line of Credit Agreement, dated as September 27, 2011, between Raymond James Financial, Inc. and Fifth Third Bank, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 23, 2011.

10.12.2
Fifth Third Bank Uncommitted Line of Credit Agreement Extension Letter dated September 25, 2012, incorporated by reference to Exhibit 10.16.2 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 23, 2012.

10.12.3
Fifth Third Bank Uncommitted Line of Credit Agreement Extension Letter dated March 22, 2013, incorporated by reference to Exhibit 10.16.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2013.

10.12.4
Fifth Third Bank Uncommitted Line of Credit Agreement Extension Letter dated March 24, 2014, incorporated by reference to Exhibit 10.13.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2014.

10.12.5
Fifth Third Bank Uncommitted Line of Credit Agreement Extension Letter dated June 19, 2014, incorporated by reference to Exhibit 10.13.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014.

10.13	*
Amended and Restated Raymond James Financial Long-Term Incentive Plan, as further amended and restated effective August 22, 2013, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2013.

10.14
Stock Purchase Agreement, dated January 11, 2012, between Raymond James Financial, Inc. and Regions Financial Corporation (excluding certain exhibits and schedules), incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 12, 2012.

10.15.1	*
Raymond James Financial, Inc. 2012 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders held February 23, 2012, filed with the Securities and Exchange Commission January 25, 2012.

10.15.2	*
Form of Contingent Stock Option Agreement under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2012.

10.15.3	*
Form of Stock Option Agreement under 2012 Stock Incentive Plan, as revised and approved on August 21, 2013, incorporated by reference to Exhibit 10.16.3 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2013.

10.15.4	*
Form of Restricted Stock Unit Agreement for Non-Bonus Award (Employee/Independent Contractor) under 2012 Stock Incentive Plan, as revised and approved on August 21, 2013, incorporated by reference to Exhibit 10.16.4 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2013.

10.15.5	*
Form of Restricted Stock Unit Agreement for Non-Employee Director under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2012.

10.15.6	*
Form of Restricted Stock Unit Agreement for Stock Bonus Award under 2012 Stock Incentive Plan, as revised and approved on August 21, 2013, incorporated by reference to Exhibit 10.16.6 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2013.

10.15.7	*
Form of Restricted Stock Unit Agreement for John C. Carson, Jr. (Performance-based Retention Award) under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2012.

10.15.8	*
Form of Restricted Stock Unit Agreement for Performance Based Restricted Stock Unit Award under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.20.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2013.

10.15.9
Raymond James Financial, Inc. 2012 Stock Incentive Plan Sub-Plan for French Employees with Form of Restricted Stock Unit Agreement, adopted and approved on February 20, 2014, incorporated by reference to Exhibit 10.16.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2014.

10.15.10	*
Form of Restricted Stock Unit Award Notice and Agreement (time-based vesting) which amends and restates Mr. Reilly’s award agreement issued in 2012 and will also be used for his subsequent award agreements, incorporated by reference to Exhibit 10.21.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

10.15.11	*
Form of Restricted Stock Unit Award Notice and Agreement (performance-based vesting) which amends and restates Mr. Reilly’s award agreement issued in 2012 and will also be used for his subsequent award agreements, incorporated by reference to Exhibit 10.21.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

10.15.12	*
Form of Restricted Stock Unit Award Notice and Agreement (time-based vesting), incorporated by reference to Exhibit 10.22.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

Index

Exhibit Number		Description
10.15.13	*
Form of Restricted Stock Unit Award Notice and Agreement (performance-based vesting), incorporated by reference to Exhibit 10.22.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

10.15.14	*
Form of Stock Option Agreement under 2012 Stock Incentive Plan, as revised and approved on November 20, 2013, incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 7, 2014.

10.15.15	*
Form of Restricted Stock Unit Agreement for Non-Bonus Award under 2012 Stock Incentive Plan, as revised and approved on November 20, 2013, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 7, 2014.

10.16.1	*
Employment Agreement, dated January 11, 2012, as amended and restated as of April 20, 2012, by and between Raymond James Financial, Inc. and John C. Carson, Jr., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 25, 2012.

10.16.2	*
Amendment to Employment Agreement, dated as of December 2, 2013, by and between Raymond James Financial, Inc. and John C. Carson, Jr., incorporated by reference to Exhibit 10.17.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2013.

10.17.1
Revolving Credit Agreement, dated as of November 14, 2012, by Regions Bank and RJ Securities, Inc., incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2012.

10.17.2
First Amendment to Revolving Credit Agreement, dated as of April 1, 2014, by Regions Bank and RJ Securities, Inc., incorporated by reference to Exhibit 10.18.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014.

10.18	*
Raymond James Financial, Inc. Voluntary Deferred Compensation Plan effective January 1, 2013, including the related Non-Qualified Deferred Compensation Plan Summary, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2013.

10.19	*
Form of Raymond James Financial, Inc. Restricted Cash Agreement dated as of March 31, 2013, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 20, 2013.

10.20	*
Letter Agreement, dated January 9, 2014, between Raymond James Financial, Inc. and Chester B. Helck regarding his retirement and transition of service and employment matters, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2014.

10.21
Amended and Restated Master Promissory Note, dated June 19, 2014 by Raymond James Financial, Inc., in favor of the Bank of New York Mellon, incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014.

11
Statement re Computation of per Share Earnings (the calculation of per share earnings is included in Part II, Item 8, Note 28 in the Notes to Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12		Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
21		List of Subsidiaries.
23		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Paul C. Reilly pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Jeffrey P. Julien pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Paul C. Reilly and Jeffrey P. Julien pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a management contract or compensatory plan or arrangement in which a director or named executive officer participates.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 25th day of November, 2014.

RAYMOND JAMES FINANCIAL, INC.

By /s/ PAUL C. REILLY
Paul C. Reilly, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL C. REILLY	Chief Executive Officer and Director	November 25, 2014
Paul C. Reilly

/s/ THOMAS A. JAMES	Executive Chairman and Director	November 25, 2014
Thomas A. James

/s/ SHELLEY G. BROADER	Director	November 25, 2014
Shelley G. Broader

/s/ JEFFREY N. EDWARDS	Director	November 25, 2014
Jeffrey N. Edwards

/s/ BENJAMIN C. ESTY	Director	November 25, 2014
Benjamin C. Esty

/s/ FRANCIS S. GODBOLD	Vice Chairman and Director	November 25, 2014
Francis S. Godbold

/s/ H. WILLIAM HABERMEYER, JR	Director	November 25, 2014
H. William Habermeyer, Jr.

/s/ GORDON L. JOHNSON	Director	November 25, 2014
Gordon L. Johnson

/s/ ROBERT P. SALTZMAN	Director	November 25, 2014
Robert P. Saltzman

/s/ HARDWICK SIMMONS	Director	November 25, 2014
Hardwick Simmons

/s/ SUSAN N. STORY	Director	November 25, 2014
Susan N. Story

/s/ JEFFREY P. JULIEN	Executive Vice President - Finance,	November 25, 2014
Jeffrey P. Julien	Chief Financial Officer and Treasurer

/s/ JENNIFER C. ACKART	Senior Vice President and Controller	November 25, 2014
Jennifer C. Ackart	(Principal Accounting Officer)