Form 10-Q
period 2014-12-31
RAYMOND JAMES FINANCIAL INC
filed 2015-02-06
CIK 720005

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014
or

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

142,781,599 shares of common stock as of February 2, 2015

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Form 10-Q for the quarter ended December 31, 2014

Index

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31, 2014	September 30, 2014
	(in thousands)
Assets:
Cash and cash equivalents	$2,649,385	$2,199,063
Assets segregated pursuant to regulations and other segregated assets	2,359,954	2,489,264
Securities purchased under agreements to resell and other collateralized financings	384,129	446,016
Financial instruments, at fair value:
Trading instruments	606,676	679,393
Available for sale securities	544,634	562,289
Private equity investments	208,674	211,666
Other investments	215,779	215,751
Derivative instruments associated with offsetting matched book positions	385,512	323,337
Receivables:
Brokerage clients, net	2,004,104	2,126,804
Stock borrowed	210,769	158,988
Bank loans, net	11,809,886	10,964,299
Brokers-dealers and clearing organizations	72,720	107,116
Loans to financial advisors, net	447,523	424,928
Other	441,533	544,180
Deposits with clearing organizations	150,238	150,457
Prepaid expenses and other assets	697,632	655,256
Investments in real estate partnerships held by consolidated variable interest entities	232,159	235,858
Property and equipment, net	242,540	245,401
Deferred income taxes, net	236,925	231,325
Goodwill and identifiable intangible assets, net	352,474	354,261
Total assets	$24,253,246	$23,325,652

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(continued from previous page)

	December 31, 2014	September 30, 2014
	($ in thousands)
Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$197,975	$238,400
Securities sold under agreements to repurchase	337,107	244,495
Derivative instruments associated with offsetting matched book positions, at fair value	385,512	323,337
Payables:
Brokerage clients	4,039,037	3,956,104
Stock loaned	390,159	417,383
Bank deposits	11,089,019	10,028,924
Brokers-dealers and clearing organizations	134,455	216,530
Trade and other	702,749	763,235
Other borrowings	605,166	654,916
Accrued compensation, commissions and benefits	589,580	814,359
Loans payable of consolidated variable interest entities	34,470	43,877
Corporate debt	1,189,883	1,190,836
Total liabilities	19,695,112	18,892,396
Commitments and contingencies (see Note 15)
Equity
Preferred stock; $.10 par value; authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Common stock; $.01 par value; authorized 350,000,000 shares; issued 147,191,453 at December 31, 2014 and 146,103,658 at September 30, 2014	1,469	1,444
Additional paid-in capital	1,285,494	1,239,046
Retained earnings	3,123,498	3,023,845
Treasury stock, at cost; 5,028,057 common shares at December 31, 2014 and 4,900,266 common shares at September 30, 2014	(131,444)	(121,211)
Accumulated other comprehensive loss	(8,352)	(1,888)
Total equity attributable to Raymond James Financial, Inc.	4,270,665	4,141,236
Noncontrolling interests	287,469	292,020
Total equity	4,558,134	4,433,256
Total liabilities and equity	$24,253,246	$23,325,652

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
	2014	2013
	(in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$834,009	$782,180
Investment banking	77,538	79,797
Investment advisory fees	98,761	93,414
Interest	132,109	117,093
Account and service fees	111,158	93,574
Net trading profit	8,881	18,151
Other	17,388	24,565
Total revenues	1,279,844	1,208,774
Interest expense	(27,384)	(25,372)
Net revenues	1,252,460	1,183,402
Non-interest expenses:
Compensation, commissions and benefits	841,450	804,945
Communications and information processing	55,916	61,854
Occupancy and equipment costs	39,227	39,685
Clearance and floor brokerage	9,498	9,954
Business development	36,990	32,244
Investment sub-advisory fees	14,255	11,799
Bank loan loss provision	9,365	1,636
Other	47,110	42,473
Total non-interest expenses	1,053,811	1,004,590
Income including noncontrolling interests and before provision for income taxes	198,649	178,812
Provision for income taxes	76,612	62,291
Net income including noncontrolling interests	122,037	116,521
Net loss attributable to noncontrolling interests	(4,259)	(112)
Net income attributable to Raymond James Financial, Inc.	$126,296	$116,633

Net income per common share – basic	$0.89	$0.83
Net income per common share – diluted	$0.87	$0.81
Weighted-average common shares outstanding – basic	141,246	139,089
Weighted-average common and common equivalent shares outstanding – diluted	145,282	142,597

Net income attributable to Raymond James Financial, Inc.	$126,296	$116,633
Other comprehensive income (loss), net of tax:(1)
Change in unrealized losses on available for sale securities and non-credit portion of other-than-temporary impairment losses	(24)	1,094
Change in currency translations and net investment hedges	(6,440)	(6,275)
Total comprehensive income	$119,832	$111,452

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$1,751	$1,584
Portion of pre-tax recoveries recognized in other comprehensive income	(1,751)	(1,611)
Net impairment losses recognized in other revenue	$—	$(27)

(1)	All components of other comprehensive income, net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended December 31,
	2014	2013
	(in thousands, except per share amounts)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,444	$1,429
Other issuances	25	7
Balance, end of period	1,469	1,436

Additional paid-in capital:
Balance, beginning of year	1,239,046	1,136,298
Employee stock purchases	3,877	3,391
Exercise of stock options and vesting of restricted stock units, net of forfeitures	11,284	7,460
Restricted stock, stock option and restricted stock unit expense	21,885	19,148
Excess tax benefit from share-based payments	9,367	5,923
Other	35	(231)
Balance, end of period	1,285,494	1,171,989

Retained earnings:
Balance, beginning of year	3,023,845	2,635,026
Net income attributable to Raymond James Financial, Inc.	126,296	116,633
Cash dividends declared	(26,643)	(23,188)
Other	—	(296)
Balance, end of period	3,123,498	2,728,175

Treasury stock:
Balance, beginning of year	(121,211)	(120,555)
Purchases/surrenders	(5,679)	(1,850)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(4,554)	(2,664)
Balance, end of period	(131,444)	(125,069)

Accumulated other comprehensive income:(1)
Balance, beginning of year	$(1,888)	$10,726
Net change in unrealized losses on available for sale securities and non-credit portion of other-than-temporary impairment losses, net of tax	(24)	1,094
Net change in currency translations and net investment hedges, net of tax	(6,440)	(6,275)
Balance, end of period	(8,352)	5,545
Total equity attributable to Raymond James Financial, Inc.	$4,270,665	$3,782,076

Noncontrolling interests:
Balance, beginning of year	$292,020	$335,413
Net loss attributable to noncontrolling interests	(4,259)	(112)
Capital contributions	9,898	11,682
Distributions	(8,996)	(8,345)
Other	(1,194)	4,874
Balance, end of period	287,469	343,512
Total equity	$4,558,134	$4,125,588

(1)	All components of other comprehensive income, net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended December 31,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$126,296	$116,633
Net loss attributable to noncontrolling interests	(4,259)	(112)
Net income including noncontrolling interests	122,037	116,521

Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	16,327	16,609
Deferred income taxes	(4,090)	(4,343)
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	(6,704)	(6,664)
Provisions for loan losses, legal proceedings, bad debts and other accruals	11,267	5,265
Share-based compensation expense	22,665	20,876
Other	1,872	(8,685)
Net change in:
Assets segregated pursuant to regulations and other segregated assets	129,310	1,472,663
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	154,499	114,995
Stock loaned, net of stock borrowed	(79,005)	(91,582)
Loans provided to financial advisors, net of repayments	(27,537)	(7,058)
Brokerage client receivables and other accounts receivable, net	259,730	228,526
Trading instruments, net	14,616	117,067
Prepaid expenses and other assets	31,112	6,767
Brokerage client payables and other accounts payable	(91,971)	(1,812,395)
Accrued compensation, commissions and benefits	(224,936)	(168,328)
(Purchases and originations of loans held for sale) proceeds from sales of securitizations and loans held for sale, net	(80,176)	22,205
Excess tax benefits from share-based payment arrangements	(9,367)	(5,923)
Net cash provided by operating activities	239,649	16,516

Cash flows from investing activities:
Additions to property and equipment	(13,058)	(12,691)
Increase in bank loans, net	(766,663)	(585,879)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(450)	—
Proceeds from sales of loans held for investment	14,869	57,973
Purchases of/contributions to private equity and other investments, net	(17,667)	(14,821)
Purchases of available for sale securities	—	(1,306)
Available for sale securities maturations, repayments and redemptions	17,485	51,060
Proceeds from sales of available for sale securities	—	370
Investments in real estate partnerships held by consolidated variable interest entities, net of other investing activity	46	—
Net cash used in investing activities	$(765,438)	$(505,294)

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued from previous page)

	Three months ended December 31,
	2014	2013
	(in thousands)

Cash flows from financing activities:
Proceeds from borrowed funds, net	$—	$367
Repayments of borrowed funds, net	(50,750)	(6,621)
Repayments of borrowings by consolidated variable interest entities which are real estate partnerships	(9,924)	(10,956)
Proceeds from capital contributed to and borrowings of consolidated variable interest entities which are real estate partnerships	—	11,666
Exercise of stock options and employee stock purchases	17,073	10,598
Increase in bank deposits	1,060,095	710,067
Purchases of treasury stock	(12,708)	(5,028)
Dividends on common stock	(23,626)	(20,280)
Excess tax benefits from share-based payment arrangements	9,367	5,923
Net cash provided by financing activities	989,527	695,736

Currency adjustment:
Effect of exchange rate changes on cash	(13,416)	(1,622)
Net increase in cash and cash equivalents	450,322	205,336
Cash and cash equivalents at beginning of year	2,199,063	2,596,616
Cash and cash equivalents at end of period	$2,649,385	$2,801,952

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,867	$24,448
Cash paid for income taxes	$66,578	$78,074
Non-cash transfers of loans to other real estate owned	$1,577	$989

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2014

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100% owned subsidiaries. In addition we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 on pages 115 - 118 in the section titled, “Evaluation of VIEs to determine whether consolidation is required” as presented in our Annual Report on Form 10-K for the year ended September 30, 2014, as filed with the United States (“U.S.”) Securities and Exchange Commission (the “2014 Form 10-K”) and in Note 8 herein. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

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

The nature of our business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in our 2014 Form 10-K. To prepare condensed consolidated financial statements in conformity with GAAP, we must make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could have a material impact on the condensed consolidated financial statements.

Significant subsidiaries

As of December 31, 2014, our significant subsidiaries, all wholly owned, include: Raymond James & Associates, Inc. (“RJ&A”) a domestic broker-dealer carrying client accounts, Raymond James Financial Services, Inc. (“RJFS”) an introducing domestic broker-dealer, Raymond James Financial Services Advisors, Inc. (“RJFSA”) a registered investment advisor, Raymond James Ltd. (“RJ Ltd.”) a broker-dealer headquartered in Canada, Eagle Asset Management, Inc. (“Eagle”) a registered investment advisor, and Raymond James Bank, N.A. (“RJ Bank”) a national bank.

Reclassifications
Certain prior period amounts, none of which are material, have been reclassified to conform to the current period’s presentation.

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 on pages 100 - 118 of our 2014 Form 10-K. There have been no significant changes in our significant accounting policies since September 30, 2014.

Index

Brokerage client receivables, loans to financial advisors and allowance for doubtful accounts
As more fully described in Note 2 on page 107 - 108 of our 2014 Form 10-K, we have certain financing receivables that arise from businesses other than our banking business. Specifically, we offer loans to financial advisors and certain key revenue producers, primarily for recruiting and retention purposes. We present the outstanding balance of loans to financial advisors on our Condensed Consolidated Statements of Financial Condition, net of their applicable allowances for doubtful accounts. The allowance for doubtful accounts balance associated with all of our loans to financial advisors is $2.7 million and $2.5 million at December 31, 2014 and September 30, 2014, respectively. Of the December 31, 2014 loans to financial advisors, the portion of the balance associated with financial advisors who are no longer affiliated with us, after consideration of the allowance for doubtful accounts, is approximately $5 million.

NOTE 3 – CASH AND CASH EQUIVALENTS, ASSETS SEGREGATED PURSUANT TO REGULATIONS, AND DEPOSITS WITH CLEARING ORGANIZATIONS

Our cash equivalents include money market funds or highly liquid investments with original maturities of 90 days or less, other than those used for trading purposes.  For discussion of our accounting policies regarding assets segregated pursuant to regulations and other segregated assets, see Note 2 on page 102 of our 2014 Form 10-K.

Our cash and cash equivalents, assets segregated pursuant to regulations or other segregated assets, and deposits with clearing organization balances are as follows:

	December 31, 2014	September 30, 2014
	(in thousands)
Cash and cash equivalents:
Cash in banks	$2,643,330	$2,195,683
Money market fund investments	6,055	3,380
Total cash and cash equivalents (1)	2,649,385	2,199,063
Cash segregated pursuant to federal regulations and other segregated assets (2)	2,359,954	2,489,264
Deposits with clearing organizations (3)	150,238	150,457
	$5,159,577	$4,838,784

(1)
The total amounts presented include cash and cash equivalents of $1.17 billion and $1.21 billion as of December 31, 2014 and September 30, 2014, respectively, which are either held directly by RJF in depository accounts at third party financial institutions, held in a depository account at RJ Bank, or are otherwise invested by one of our subsidiaries on behalf of RJF, all of which are available without restrictions.

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

Index

NOTE 4 – FAIR VALUE

For a discussion of our valuation methodologies for assets, liabilities measured at fair value, and the fair value hierarchy, see Note 2 on pages 102 - 107 of our 2014 Form 10-K. There have been no material changes to our valuation methodologies since our year ended September 30, 2014.

Assets and liabilities measured at fair value on a recurring and nonrecurring basis are presented below:

December 31, 2014	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of December 31, 2014
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$8,677	$136,491	$—		$—	$145,168
Corporate obligations	528	45,938	—		—	46,466
Government and agency obligations	19,530	90,666	—		—	110,196
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	102	162,057	—		—	162,159
Non-agency CMOs and asset-backed securities (“ABS”)	—	28,055	11		—	28,066
Total debt securities	28,837	463,207	11		—	492,055
Derivative contracts	—	104,873	—		(71,306)	33,567
Equity securities	18,399	4,549	14		—	22,962
Corporate loans	—	8,888	—		—	8,888
Other	583	43,357	5,264		—	49,204
Total trading instruments	47,819	624,874	5,289		(71,306)	606,676
Available for sale securities:
Agency MBS and CMOs	—	253,651	—		—	253,651
Non-agency CMOs	—	90,282	—		—	90,282
Other securities	1,932	—	—		—	1,932
Auction rate securities (“ARS”):
Municipals	—	—	85,814	(3)	—	85,814
Preferred securities	—	—	112,955		—	112,955
Total available for sale securities	1,932	343,933	198,769		—	544,634
Private equity investments	—	—	208,674	(4)	—	208,674
Other investments (5)	212,898	1,317	1,564		—	215,779
Derivative instruments associated with offsetting matched book positions	—	385,512	—		—	385,512
Other assets	—	—	2,407	(6)	—	2,407
Total assets at fair value on a recurring basis	$262,649	$1,355,636	$416,703		$(71,306)	$1,963,682

Assets at fair value on a nonrecurring basis:
Bank loans, net:
Impaired loans	$—	$32,990	$52,201		$—	$85,191
Loans held for sale(7)	—	20,100	—		—	20,100
Total bank loans, net	—	53,090	52,201		—	105,291
Other real estate owned (“OREO”)(8)	—	675	—		—	675
Total assets at fair value on a nonrecurring basis	$—	$53,765	$52,201		$—	$105,966

(continued on next page)

Index

December 31, 2014	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of December 31, 2014
	(in thousands)
	(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$7,674	$77	$—	$—	$7,751
Corporate obligations	—	16,319	—	—	16,319
Government obligations	141,525	—	—	—	141,525
Agency MBS and CMOs	2,268	21	—	—	2,289
Total debt securities	151,467	16,417	—	—	167,884
Derivative contracts	—	91,984	—	(75,210)	16,774
Equity securities	13,317	—	—	—	13,317
Total trading instruments sold but not yet purchased	164,784	108,401	—	(75,210)	197,975
Derivative instruments associated with offsetting matched book positions	—	385,512	—	—	385,512
Trade and other payables:
Derivative contracts	—	1,102	—	—	1,102
Other liabilities	—	—	58	—	58
Total trade and other payables	—	1,102	58	—	1,160
Total liabilities at fair value on a recurring basis	$164,784	$495,015	$58	$(75,210)	$584,647

(1)
We had $500 thousand in transfers of financial instruments from Level 1 to Level 2 during the three months ended December 31, 2014.  These transfers were a result of a decrease in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement. We had $1.1 million in transfers of financial instruments from Level 2 to Level 1 during the three months ended December 31, 2014.  These transfers were a result of an increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(2)
Where permitted, we have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists (see Note 13 for additional information regarding offsetting financial instruments).

(3)	Includes $57 million of Jefferson County, Alabama Limited Obligation School Warrants ARS.

(4)
The portion of these investments we do not own is approximately $52 million as of December 31, 2014 and are included as a component of noncontrolling interest in our Condensed Consolidated Statements of Financial Condition. The weighted average portion we own is approximately $157 million or 75% of the total private equity investments of $209 million included in our Condensed Consolidated Statements of Financial Condition.

(5)
Other investments include $146 million of financial instruments that are related to obligations to perform under certain deferred compensation plans (see Note 2 on page 114, and Note 24 on page 173, of our 2014 Form 10-K for further information regarding these plans).

(6)
Includes forward commitments to purchase GNMA or FNMA (as hereinafter defined) MBS arising from our fixed income public finance operations, and to a much lesser extent, other certain commitments. See Note 2 on page 104, and Note 21 on page 167 of our 2014 Form 10-K, as well as Note 15 in this report, for additional information regarding the GNMA or FNMA MBS commitments.

(7)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(8)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Condensed Consolidated Statements of Financial Condition is net of the estimated selling costs.

Index

September 30, 2014	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of September 30, 2014
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$11,407	$192,482	$—		$—	$203,889
Corporate obligations	1,989	109,939	—		—	111,928
Government and agency obligations	7,376	93,986	—		—	101,362
Agency MBS and CMOs	247	127,172	—		—	127,419
Non-agency CMOs and ABS	—	58,364	11		—	58,375
Total debt securities	21,019	581,943	11		—	602,973
Derivative contracts	—	89,923	—		(61,718)	28,205
Equity securities	28,834	5,264	44		—	34,142
Corporate loans	—	990	—		—	990
Other	566	10,208	2,309		—	13,083
Total trading instruments	50,419	688,328	2,364		(61,718)	679,393

Available for sale securities:
Agency MBS and CMOs	—	267,720	—		—	267,720
Non-agency CMOs	—	91,918	—		—	91,918
Other securities	1,916	—	—		—	1,916
ARS:
Municipals	—	—	86,696	(3)	—	86,696
Preferred securities	—	—	114,039		—	114,039
Total available for sale securities	1,916	359,638	200,735		—	562,289

Private equity investments	—	—	211,666	(4)	—	211,666
Other investments (5)	212,753	1,267	1,731		—	215,751
Derivative instruments associated with offsetting matched book positions	—	323,337	—		—	323,337
Other assets:
Derivative contracts	—	2,462	—		—	2,462
Other assets	—	—	787	(6)	—	787
Total other assets	—	2,462	787		—	3,249
Total assets at fair value on a recurring basis	$265,088	$1,375,032	$417,283		$(61,718)	$1,995,685

Assets at fair value on a nonrecurring basis:
Bank loans, net:
Impaired loans	$—	$34,799	$55,528		$—	$90,327
Loans held for sale(7)	—	22,611	—		—	22,611
Total bank loans, net	—	57,410	55,528		—	112,938
OREO(8)	—	768	—		—	768
Total assets at fair value on a nonrecurring basis	$—	$58,178	$55,528		$—	$113,706

(continued on next page)

Index

September 30, 2014	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of September 30, 2014
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

(2)
Where permitted, we have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. See Note 13 for additional information regarding offsetting financial instruments.

(3)	Includes $58 million of Jefferson County, Alabama Limited Obligation School Warrants ARS.

(4)
The portion of these investments we do not own is approximately $55 million as of September 30, 2014 and are included as a component of noncontrolling interest in our Condensed Consolidated Statements of Financial Condition. The weighted average portion we own is approximately $157 million or 74% of the total private equity investments of $212 million included in our Condensed Consolidated Statements of Financial Condition.

(5)
Other investments include $144 million of financial instruments that are related to obligations to perform under certain deferred compensation plans (see Note 2 on page 114, and Note 24 on page 173, of our 2014 Form 10-K for further information regarding these plans).

(6)
Primarily comprised of forward commitments to purchase GNMA or FNMA (as hereinafter defined) MBS arising from our fixed income public finance operations (see Note 2 on page 104, and Note 21 on page 167 of our 2014 Form 10-K for additional information).

(7)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(8)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Condensed Consolidated Statements of Financial Condition is net of the estimated selling costs.

Index

The adjustment to fair value of the nonrecurring fair value measures for the three months ended December 31, 2014 resulted in a $120 thousand additional provision for loan losses and $129 thousand in other losses. The adjustment to fair value of the nonrecurring fair value measures for the three months ended December 31, 2013 resulted in a $104 thousand reversal of provision for loan losses and $214 thousand in other losses.

Changes in Level 3 recurring fair value measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis is presented below:

Three months ended December 31, 2014 Level 3 assets at fair value (in thousands)
	Financial assets									Financial liabilities
	Trading instruments			Available for sale securities		Private equity, other investments and other assets				Payables- trade and other
	Non- agency CMOs & ABS	Equity securities	Other	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other assets	Other liabilities
Fair value September 30, 2014	$11	$44	$2,309	$86,696	$114,039	$211,666		$1,731	$787	$(58)
Total gains (losses) for the period:
Included in earnings	—	5	(20)	—	—	2,646	(1)	40	1,620	—
Included in other comprehensive income	—	—	—	(882)	(1,084)	—		—	—	—
Purchases and contributions	—	20	11,975	—	—	4,102		—	—	—
Sales	—	—	(9,000)	—	—	—		—	—	—
Redemptions by issuer	—	—	—	—	—	—		(10)	—	—
Distributions	—	—	—	—	—	(9,740)		(197)	—	—
Transfers: (2)
Into Level 3	—	—	—	—	—	—		—	—	—
Out of Level 3	—	(55)	—	—	—	—		—	—	—
Fair value December 31, 2014	$11	$14	$5,264	$85,814	$112,955	$208,674		$1,564	$2,407	$(58)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$5	$—	$(882)	$(1,084)	$2,646		$40	$1,620	$—

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $2.4 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $200 thousand.

(2)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

Three months ended December 31, 2013 Level 3 assets at fair value (in thousands)
	Financial assets											Financial liabilities
	Trading instruments			Available for sale securities			Private equity, other investments and other assets					Payables- trade and other
	Non- agency CMOs & ABS	Equity securities	Other	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other receivables	Other assets	Other liabilities
Fair value September 30, 2013	$14	$35	$3,956	$78	$130,934	$110,784	$216,391		$4,607	$2,778	$15	$(60)
Total gains (losses) for the period:
Included in earnings	—	(1)	(169)	(27)	5,521	—	4,768	(1)	25	(2,778)	—	(1,357)
Included in other comprehensive income	—	—	—	15	(911)	1,338	—		—	—	—	—
Purchases and contributions	—	1	7,263	—	—	—	4,015		63	—	—	—
Sales	—	—	(6,851)	—	(370)	—	(7,076)		(2,698)	—	—	—
Redemptions by issuer	—	—	—	—	(26,716)	—	—		—	—	—	—
Distributions	(1)	—	—	(20)	—	—	(8,121)		(48)	—	—	—
Transfers: (2)										—
Into Level 3	—	—	—	—	—	—	—		—	—	—	—
Out of Level 3	—	—	—	—	—	—	—		—	—	—	—
Fair value December 31, 2013	$13	$35	$4,199	$46	$108,458	$112,122	$209,977		$1,949	$—	$15	$(1,417)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$20	$—	$(169)	$(27)	$(911)	$1,338	$2,277		$176	$—	$—	$(1,357)

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

As of December 31, 2014, 8.1% of our assets and 3% of our liabilities are instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of December 31, 2014 represent 21% of our assets measured at fair value. In comparison, as of December 31, 2013, 8.2% and 2% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of December 31, 2013 represented 24% of our assets measured at fair value. Level 3 instruments as a percentage of total financial instruments decreased by 3% as compared to December 31, 2013. The balances of our level 3 assets have decreased compared to December 31, 2013 primarily as a result of the sale or redemption of a portion of our ARS portfolio since December 31, 2013.

Index

Gains and losses included in earnings are presented in net trading profit and other revenues in our Condensed Consolidated Statements of Income and Comprehensive Income as follows:

For the three months ended December 31, 2014	Net trading profit	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(15)	$4,306
Change in unrealized gains for assets held at the end of the reporting period	$5	$2,340

For the three months ended December 31, 2013	Net trading profit	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(170)	$6,152
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(149)	$1,496

Index

Quantitative information about level 3 fair value measurements

The significant assumptions used in the valuation of level 3 financial instruments are as follows (the table that follows includes the significant majority of the financial instruments we hold that are classified as level 3 measures):

Level 3 financial instrument	Fair value at December 31, 2014 (in thousands)	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements:
Available for sale securities:
ARS:
Municipals	$57,374	Recent trades	Observed trades (in inactive markets) of in-portfolio securities	79% of par - 88% of par (87% of par)
Municipals	$10,687	Income or market approach:
		Scenario 1 - recent trades	Observed trades (in inactive markets) of in-portfolio securities	70% of par - 70% of par (70% of par)
		Scenario 2 - discounted cash flow	Average discount rate(a)	5.08% - 6.91% (6%)
			Average interest rates applicable to future interest income on the securities(b)	1.71% - 3.59% (2.65%)
			Prepayment year(c)	2017 - 2024 (2021)
			Weighting assigned to outcome of scenario1/ scenario 2	20%/80%
Municipals	$17,753	Discounted cash flow	Average discount rate(a)	3.34% - 5.91.% (3.91%)
			Average interest rates applicable to future interest income on the securities(b)	1.46% - 4.81% (1.63%)
			Prepayment year(c)	2017 - 2024 (2019)
Preferred securities	$112,955	Discounted cash flow	Average discount rate(a)	3.66% - 5.15% (4.36%)
			Average interest rates applicable to future interest income on the securities(b)	2.17% - 3.7% (2.29%)
			Prepayment year(c)	2015 - 2019 (2019)
Private equity investments:	$46,402	Income or market approach:
		Scenario 1 - income approach - discounted cash flow	Discount rate(a)	13% - 17.5% (15.9%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2016 - 2018 (2017)
		Scenario 2 - market approach - market multiple method	EBITDA Multiple(d)	4.75 - 7.5 (6.3)
			Weighting assigned to outcome of scenario 1/scenario 2	72%/28%
	$162,272	Transaction price or other investment-specific events(e)	Not meaningful(e)	Not meaningful(e)
Nonrecurring measurements:
Impaired loans: residential	$24,313	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.3 yrs.)
Impaired loans: corporate	$27,888	Appraisal, discounted cash flow, or distressed enterprise value(f)	Not meaningful(f)	Not meaningful(f)

The text of the footnotes in the above table are on the following page.

Index

The text of the footnotes to the table on the previous page are as follows:

(a)	Represents discount rates used when we have determined that market participants would take these discounts into account when pricing the investments.

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

(f)
The valuation techniques used for the impaired corporate loan portfolio as of December 31, 2014 were appraisals less selling costs for the collateral dependent loans, and either discounted cash flows or distressed enterprise value for the remaining impaired loans that are not collateral dependent.

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

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of December 31, 2014, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

Index

Other fair value disclosures

Many, but not all, of the financial instruments we hold are recorded at fair value in the Condensed Consolidated Statements of Financial Condition. Refer to Note 5 on pages 131 - 132 of our 2014 Form 10-K for discussion of the methods and assumptions we apply to the determination of fair value of our financial instruments that are not otherwise recorded at fair value.

The estimated fair values by level within the fair value hierarchy and the carrying amounts of our financial instruments that are not carried at fair value are as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
	(in thousands)
December 31, 2014
Financial assets:
Bank loans, net(1)	$—	$125,043	$11,560,647	$11,685,690	$11,710,468

Financial liabilities:
Bank deposits	$—	$10,742,680	$348,039	$11,090,719	$11,089,019
Corporate debt	$382,060	$953,846	$—	$1,335,906	$1,189,883

September 30, 2014
Financial assets:
Bank loans, net(1)	$—	$23,678	$10,738,136	$10,761,814	$10,857,662

Financial liabilities:
Bank deposits	$—	$9,684,221	$344,234	$10,028,455	$10,028,924
Corporate debt	$366,100	$955,170	$—	$1,321,270	$1,190,836

(1)
Excludes all impaired loans and loans held for sale which have been recorded at fair value in the Condensed Consolidated Statements of Financial Condition at December 31, 2014 and September 30, 2014, respectively.

Index

NOTE 5 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	December 31, 2014			September 30, 2014
	Trading instruments		Instruments sold but not yet purchased	Trading instruments		Instruments sold but not yet purchased
	(in thousands)
Municipal and provincial obligations	$145,168		$7,751	$203,889		$11,647
Corporate obligations	46,466		16,319	111,928		15,333
Government and agency obligations	110,196		141,525	101,362		187,424
Agency MBS and CMOs	162,159		2,289	127,419		738
Non-agency CMOs and ABS	28,066		—	58,375		—
Total debt securities	492,055		167,884	602,973		215,142

Derivative contracts (1)	33,567		16,774	28,205		12,372
Equity securities	22,962		13,317	34,142		10,886
Corporate loans	8,888		—	990		—
Other	49,204	(2)	—	13,083	(2)	—
Total	$606,676		$197,975	$679,393		$238,400

(1)
Represents the derivative contracts held for trading purposes. These balances do not include all derivative instruments since the derivative instruments associated with offsetting matched book positions are included on their own line item on our Condensed Consolidated Statements of Financial Condition. See Note 12 for further information regarding all of our derivative transactions, and see Note 13 for additional information regarding offsetting financial instruments.

(2)
The balance as of December 31, 2014 includes $34.8 million of brokered certificates of deposit issued by third party financial institutions. As of September 30, 2014, we held $800 thousand of such instruments.

Included in net trading profit on our Condensed Consolidated Statements of Income and Comprehensive Income are net unrealized (losses) gains related to trading instruments held as of December 31, 2014 and 2013 of $(2.9) million and $1.3 million respectively.

See Note 4 for additional information regarding the fair value of trading instruments and trading instruments sold but not yet purchased.

NOTE 6 – AVAILABLE FOR SALE SECURITIES

Available for sale securities are comprised of MBS and CMOs owned by RJ Bank and ARS owned by one of our non-broker-dealer subsidiaries. Refer to the discussion of our available for sale securities accounting policies, including the fair value determination process, in Note 2 on pages 104 - 106 of our 2014 Form 10-K.

There were no proceeds from the sale of RJ Bank available for sale securities in either of the three month periods ended December 31, 2014 or 2013.

There were no proceeds from the sale or redemption of ARS during the three months ended December 31, 2014. During the three months ended December 31, 2013, certain ARS with an aggregate par value of approximately $27.1 million were redeemed by their issuer at par, or sold at amounts approximating their par value pursuant to tender offers, resulting in a gain which is recorded in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income of $5.5 million. Nearly all of the prior period proceeds and gain resulted from the redemption of the Jefferson County Sewer Revenue Refunding Warrants ARS.

Index

The amortized cost and fair values of available for sale securities are as follows:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
December 31, 2014
Available for sale securities:
Agency MBS and CMOs	$253,687	$766	$(802)	$253,651
Non-agency CMOs (1)	95,586	114	(5,418)	90,282
Other securities	1,575	357	—	1,932
Total RJ Bank available for sale securities	350,848	1,237	(6,220)	345,865

Auction rate securities:
Municipal obligations	81,535	5,666	(1,387)	85,814
Preferred securities	104,526	8,429	—	112,955
Total auction rate securities	186,061	14,095	(1,387)	198,769
Total available for sale securities	$536,909	$15,332	$(7,607)	$544,634

September 30, 2014
Available for sale securities:
Agency MBS and CMOs	$267,927	$822	$(1,029)	$267,720
Non-agency CMOs (2)	98,946	56	(7,084)	91,918
Other securities	1,575	341	—	1,916
Total RJ Bank available for sale securities	368,448	1,219	(8,113)	361,554

Auction rate securities:
Municipal obligations	81,535	6,240	(1,079)	86,696
Preferred securities	104,526	9,513	—	114,039
Total auction rate securities	186,061	15,753	(1,079)	200,735
Total available for sale securities	$554,509	$16,972	$(9,192)	$562,289

(1)
As of December 31, 2014, the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in accumulated other comprehensive income (loss) (“AOCI”) was $4.3 million (before taxes). See Note 16 for additional information.

(2)	As of September 30, 2014, the non-credit portion of OTTI recorded in AOCI was $6.1 million (before taxes).

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

	December 31, 2014
	Within one year	After one but within five years	After five but within ten years	After ten years	Total
	($ in thousands)
Agency MBS & CMOs:
Amortized cost	$—	$8,711	$9,075	$235,901	$253,687
Carrying value	—	8,734	9,127	235,790	253,651
Weighted-average yield	—	0.25%	0.21%	0.95%	0.91%

Non-agency CMOs:
Amortized cost	$—	$—	$—	$95,586	$95,586
Carrying value	—	—	—	90,282	90,282
Weighted-average yield	—	—	—	2.36%	2.36%

Other securities:
Amortized cost	$—	$—	$—	$1,575	$1,575
Carrying value	—	—	—	1,932	1,932
Weighted-average yield	—	—	—	—	—

Sub-total agency MBS & CMOs, non-agency CMOs, and other securities:
Amortized cost	$—	$8,711	$9,075	$333,062	$350,848
Carrying value	—	8,734	9,127	328,004	345,865
Weighted-average yield	—	0.25%	0.21%	1.33%	1.28%

Auction rate securities:
Municipal obligations
Amortized cost	$—	$—	$—	$81,535	$81,535
Carrying value	—	—	—	85,814	85,814
Weighted-average yield	—	—	—	0.41%	0.41%

Preferred securities:
Amortized cost	$—	$—	$—	$104,526	$104,526
Carrying value	—	—	—	112,955	112,955
Weighted-average yield	—	—	—	0.27%	0.27%

Sub-total auction rate securities:
Amortized cost	$—	$—	$—	$186,061	$186,061
Carrying value	—	—	—	198,769	198,769
Weighted-average yield	—	—	—	0.33%	0.33%

Total available for sale securities:
Amortized cost	$—	$8,711	$9,075	$519,123	$536,909
Carrying value	—	8,734	9,127	526,773	544,634
Weighted-average yield	—	0.25%	0.21%	0.96%	0.94%

Index

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$8,530	$(152)	$69,513	$(650)	$78,043	$(802)
Non-agency CMOs	19,724	(592)	66,468	(4,826)	86,192	(5,418)
ARS municipal obligations	—	—	11,765	(1,387)	11,765	(1,387)
Total	$28,254	$(744)	$147,746	$(6,863)	$176,000	$(7,607)

	September 30, 2014
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$18,062	$(53)	$71,688	$(976)	$89,750	$(1,029)
Non-agency CMOs	5,506	(357)	69,970	(6,727)	75,476	(7,084)
ARS municipal obligations	—	—	12,072	(1,079)	12,072	(1,079)
Total	$23,568	$(410)	$153,730	$(8,782)	$177,298	$(9,192)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS and CMOs. At December 31, 2014, of the 10 of our U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, one was in a continuous unrealized loss position for less than 12 months and nine were for 12 months or more.  We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

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

The significant assumptions used in the cash flow analysis of non-agency CMOs are as follows:

	December 31, 2014
	Range	Weighted- average (1)
Default rate	0% - 10.7%	3.88%
Loss severity	0% - 73.8%	38.15%
Prepayment rate	5.0% - 24.2%	9.95%

(1)	Represents the expected activity for the next twelve months.

Index

At December 31, 2014, 17 of the 19 non-agency CMOs were in a continuous unrealized loss position. Of these, 12 were in that position for 12 months or more and five were in a continuous unrealized loss position for less than 12 months. Based on the expected cash flows derived from the model utilized in our analysis, we expect to recover all unrealized losses not already recorded in earnings on our non-agency CMOs. However, it is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in the cash flows expected to be collected on these securities and potential future OTTI losses. As residential mortgage loans are the underlying collateral of these securities, the unrealized losses at December 31, 2014 reflect the uncertainty in the markets for these instruments.

ARS

Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them. The par value of the ARS we hold as of December 31, 2014 is $221.8 million. Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired, as we have the ability and intent to hold these securities to maturity. All of our ARS securities are evaluated for OTTI on a quarterly basis.

Within our ARS preferred securities, we analyze the credit ratings associated with each security as an indicator of potential credit impairment. As of December 31, 2014, and including subsequent ratings changes, all of the ARS preferred securities were rated investment grade by at least one rating agency and there is no potential impairment since the fair values of these securities exceed their cost basis.

Other-than-temporarily impaired securities

Although there is no intent to sell either our ARS or our non-agency CMOs, and it is not more likely than not that we will be required to sell these securities, as of December 31, 2014 we do not expect to recover the entire amortized cost basis of certain securities within these portfolios.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available for sale securities are as follows:

	Three months ended December 31,
	2014	2013
	(in thousands)
Amount related to credit losses on securities we held at the beginning of the period	$18,703	$28,217
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	—	27
Amount related to credit losses on securities we held at the end of the period	$18,703	$28,244

NOTE 7 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by RJ Bank, and include commercial and industrial (“C&I”) loans, tax-exempt loans, securities based loans (“SBL”), as well as commercial and residential real estate loans. These receivables are collateralized by first or second mortgages on residential or other real property, other assets of the borrower, a pledge of revenue, or are unsecured.

For a discussion of our accounting policies regarding bank loans and allowances for losses, including the policies regarding loans held for investment, loans held for sale, off-balance sheet loan commitments, nonperforming assets, troubled debt restructurings (“TDRs”), impaired loans, the allowance for loan losses and reserve for unfunded lending commitments, and loan charge-off policies, see Note 2 on pages 108 – 112 of our 2014 Form 10-K.

We segregate our loan portfolio into six loan portfolio segments: C&I, commercial real estate (“CRE”), CRE construction, tax-exempt, residential mortgage, and SBL. These portfolio segments also serve as the portfolio loan classes for purposes of credit analysis, except for residential mortgage loans which are further disaggregated into residential first mortgage and residential home equity classes.

Index

The following table presents the balances for both the held for sale and held for investment loan portfolios, as well as the associated percentage of each portfolio segment in RJ Bank’s total loan portfolio:

	December 31, 2014		September 30, 2014
	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	$145,132	1%	$45,988	—
Loans held for investment:
Domestic:
C&I loans	5,694,766	47%	5,378,592	49%
CRE construction loans	81,477	1%	76,733	1%
CRE loans	1,398,666	12%	1,415,093	13%
Tax-exempt loans	242,029	2%	122,218	1%
Residential mortgage loans	1,969,514	16%	1,749,513	16%
SBL	1,158,985	10%	1,021,358	9%
Foreign:
C&I loans	1,073,061	9%	1,043,755	9%
CRE construction loans	19,233	—	17,462	—
CRE loans	214,777	2%	274,070	2%
Residential mortgage loans	2,220	—	2,234	—
SBL	2,015	—	2,390	—
Total loans held for investment	11,856,743		11,103,418
Net unearned income and deferred expenses	(35,222)		(37,533)
Total loans held for investment, net(1)	11,821,521		11,065,885

Total loans held for sale and investment	11,966,653	100%	11,111,873	100%
Allowance for loan losses	(156,767)		(147,574)
Bank loans, net	$11,809,886		$10,964,299

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At December 31, 2014, the Federal Home Loan Bank of Atlanta (“FHLB”) had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 11 for more information regarding borrowings from the FHLB.

Loans held for sale

RJ Bank originated or purchased $397.9 million and $292.9 million of loans held for sale during the three months ended December 31, 2014 and 2013, respectively. Proceeds from the sale of held for sale loans amounted to $37.3 million and $59.8 million during the three months ended December 31, 2014 and 2013, respectively. Net gains resulting from such sales amounted to $310 thousand and $83 thousand during the three months ended December 31, 2014, and 2013, respectively.  Unrealized losses recorded in the Condensed Consolidated Statements of Income and Comprehensive Income to reflect the loans held for sale at the lower of cost or market value were $78 thousand and $95 thousand during the three months ended December 31, 2014 and 2013, respectively.

Purchases and sales of loans held for investment

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	Three months ended December 31,
	2014			2013
	Purchases		Sales	Purchases	Sales
	(in thousands)
C&I loans	$154,084		$6,860	$127,330	$60,973
Residential mortgage loans	211,972	(1)	—	27,595	—
Total	$366,056		$6,860	$154,925	$60,973

(1)	Includes the purchase of a loan portfolio totaling $207.3 million in principal loan balance.

Index

Aging analysis of loans held for investment

The following table presents an analysis of the payment status of loans held for investment:

	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual (1)	Current and accruing	Total loans held for investment (2)
	(in thousands)
As of December 31, 2014:
C&I loans	$299	$—	$299	$—	$6,767,528	$6,767,827
CRE construction loans	—	—	—	—	100,710	100,710
CRE loans	—	—	—	17,440	1,596,003	1,613,443
Tax-exempt loans	—	—	—	—	242,029	242,029
Residential mortgage loans:
First mortgage loans	1,461	—	1,461	58,426	1,891,394	1,951,281
Home equity loans/lines	76	—	76	287	20,090	20,453
SBL	—	—	—	—	1,161,000	1,161,000
Total loans held for investment, net	$1,836	$—	$1,836	$76,153	$11,778,754	$11,856,743

As of September 30, 2014:
C&I loans	$124	$—	$124	$—	$6,422,223	$6,422,347
CRE construction loans	—	—	—	—	94,195	94,195
CRE loans	—	—	—	18,876	1,670,287	1,689,163
Tax-exempt	—	—	—	—	122,218	122,218
Residential mortgage loans:
First mortgage loans	1,648	—	1,648	61,391	1,668,724	1,731,763
Home equity loans/lines	57	—	57	398	19,529	19,984
SBL	—	—	—	—	1,023,748	1,023,748
Total loans held for investment, net	$1,829	$—	$1,829	$80,665	$11,020,924	$11,103,418

(1)	Includes $40 million and $41.4 million of nonaccrual loans at December 31, 2014 and September 30, 2014, respectively, which are performing pursuant to their contractual terms.

(2)	Excludes any net unearned income and deferred expenses.

Nonperforming loans represent those loans on nonaccrual status, troubled debt restructurings, and accruing loans which are 90 days or more past due and in the process of collection. The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $713 thousand and $887 thousand for the three months ended December 31, 2014 and 2013, respectively. The interest income recognized on nonperforming loans was $261 thousand and $569 thousand for the three months ended December 31, 2014 and 2013, respectively.

Other real estate owned, included in other assets on our Condensed Consolidated Statements of Financial Condition, at December 31, 2014 and September 30, 2014 was $5.4 million in each respective period.

Index

Impaired loans and troubled debt restructurings

The following table provides a summary of RJ Bank’s impaired loans:

	December 31, 2014			September 30, 2014
	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
	(in thousands)
Impaired loans with allowance for loan losses:(1)
C&I loans	$11,711	$12,315	$1,263	$11,959	$12,563	$1,289
Residential - first mortgage loans	41,123	57,397	4,608	43,806	61,372	5,012
Total	52,834	69,712	5,871	55,765	73,935	6,301

Impaired loans without allowance for loan losses:(2)
CRE loans	17,440	28,446	—	18,876	39,717	—
Residential - first mortgage loans	20,788	31,100	—	21,987	32,949	—
Total	38,228	59,546	—	40,863	72,666	—
Total impaired loans	$91,062	$129,258	$5,871	$96,628	$146,601	$6,301

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The preceding table includes $17.4 million CRE, $11.7 million of C&I, and $34.8 million residential first mortgage TDR’s at December 31, 2014, and $18.9 million CRE, $12 million C&I, and $36.6 million residential first mortgage TDR’s at September 30, 2014.

The average balance of the total impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three months ended December 31,
	2014	2013
	(in thousands)
Average impaired loan balance:
C&I loans	$11,851	$59
CRE loans	17,530	25,195
Residential mortgage loans:
First mortgage loans	63,112	72,359
Home equity loans/lines	—	36
Total	$92,493	$97,649

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$326	$626
Total	$326	$626

Index

During the three months ended December 31, 2014 and 2013, RJ Bank granted concessions to borrowers having financial difficulties, for which the resulting modification was deemed a TDR.  The concessions granted for the respective first mortgage residential loans presented in the table below were interest rate reductions, amortization and maturity date extensions, capitalization of past due payments, or release of liability ordered under Chapter 7 bankruptcy not reaffirmed by the borrower.  The table below presents the TDRs that occurred during the respective periods presented:

	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	($ in thousands)
Three months ended December 31, 2014
Residential – first mortgage loans	2	$157	$159

Three months ended December 31, 2013
Residential – first mortgage loans	8	$1,885	$1,997

There were no TDRs for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default during either of the three month periods ended December 31, 2014 or 2013.

As of December 31, 2014 and September 30, 2014, RJ Bank had one outstanding commitment on a C&I TDR in the amount of $560 thousand.

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

Index

The credit quality of RJ Bank’s held for investment loan portfolio is as follows:

					Residential mortgage
	C&I	CRE construction	CRE	Tax-exempt	First mortgage	Home equity	SBL	Total
	(in thousands)
December 31, 2014
Pass	$6,704,134	$100,710	$1,580,129	$242,029	$1,870,579	$20,109	$1,161,000	$11,678,690
Special mention (1)	14,951	—	15,676	—	14,423	57	—	45,107
Substandard (1)	48,742	—	17,638	—	66,279	287	—	132,946
Doubtful (1)	—	—	—	—	—	—	—	—
Total	$6,767,827	$100,710	$1,613,443	$242,029	$1,951,281	$20,453	$1,161,000	$11,856,743

September 30, 2014
Pass	$6,321,662	$94,195	$1,669,897	$122,218	$1,647,325	$19,572	$1,023,748	$10,898,617
Special mention (1)	83,101	—	191	—	15,346	—	—	98,638
Substandard (1)	17,584	—	18,167	—	69,092	412	—	105,255
Doubtful (1)	—	—	908	—	—	—	—	908
Total	$6,422,347	$94,195	$1,689,163	$122,218	$1,731,763	$19,984	$1,023,748	$11,103,418

(1)	Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

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

The table below presents the most recently available update of the performing residential first mortgage loan portfolio summarized by current LTV. The amounts in the table represent the entire loan balance:

Balance(1)
(in thousands)
LTV range:
LTV less than 50%	$463,353
LTV greater than 50% but less than 80%	833,560
LTV greater than 80% but less than 100%	174,646
LTV greater than 100%, but less than 120%	28,021
LTV greater than 120%	4,921
Total	$1,504,501

(1)	Excludes loans that have full repurchase recourse for any delinquent loans.

Index

Allowance for loan losses and reserve for unfunded lending commitments

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

	Loans held for investment
	C&I	CRE construction	CRE	Tax-exempt	Residential mortgage	SBL	Total
	(in thousands)
Three months ended December 31, 2014
Balance at beginning of period	$103,179	$1,594	$25,022	$1,380	$14,350	2,049	$147,574
Provision for loan losses	6,834	125	162	1,358	619	267	9,365
Net (charge-offs)/recoveries:
Charge-offs	(238)	—	—	—	(236)	—	(474)
Recoveries	—	—	—	—	586	8	594
Net (charge-offs)/recoveries	(238)	—	—	—	350	8	120
Foreign exchange translation adjustment	(193)	(10)	(89)	—	—	—	(292)
Balance at December 31, 2014	$109,582	$1,709	$25,095	$2,738	$15,319	$2,324	$156,767

Three months ended December 31, 2013
Balance at beginning of period	$95,994	$1,000	$19,266	—	19,126	1,115	$136,501
Provision (benefit) for loan losses	902	655	929	—	(1,061)	211	1,636
Net (charge-offs)/recoveries:
Charge-offs	(40)	—	—	—	(209)	—	(249)
Recoveries	4	—	80	—	444	12	540
Net (charge-offs)/recoveries	(36)	—	80	—	235	12	291
Foreign exchange translation adjustment	(231)	(8)	(65)	—	—	—	(304)
Balance at December 31, 2013	$96,629	$1,647	$20,210	$—	$18,300	$1,338	$138,124

Index

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

	Loans held for investment
	C&I	CRE construction	CRE	Tax-exempt	Residential mortgage	SBL	Total
	(in thousands)
December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$1,263	$—	$—	$—	$4,608	$—	$5,871
Collectively evaluated for impairment	108,319	1,709	25,095	2,738	10,711	2,324	150,896
Total allowance for loan losses	$109,582	$1,709	$25,095	$2,738	$15,319	$2,324	$156,767

Recorded investment:(1)
Individually evaluated for impairment	$11,711	$—	$17,440	$—	$61,911	$—	$91,062
Collectively evaluated for impairment	6,756,116	100,710	1,596,003	242,029	1,909,823	1,161,000	11,765,681
Total recorded investment	$6,767,827	$100,710	$1,613,443	$242,029	$1,971,734	$1,161,000	$11,856,743

September 30, 2014
Allowance for loan losses:
Individually evaluated for impairment	$1,289	$—	$—	$—	$5,012	$—	$6,301
Collectively evaluated for impairment	101,890	1,594	25,022	1,380	9,338	2,049	141,273
Total allowance for loan losses	$103,179	$1,594	$25,022	$1,380	$14,350	$2,049	$147,574

Recorded investment:(1)
Individually evaluated for impairment	$11,959	$—	$18,876	$—	$65,793	$—	$96,628
Collectively evaluated for impairment	6,410,388	94,195	1,670,287	122,218	1,685,954	1,023,748	11,006,790
Total recorded investment	$6,422,347	$94,195	$1,689,163	$122,218	$1,751,747	$1,023,748	$11,103,418

(1)	Excludes any net unearned income and deferred expenses.

The reserve for unfunded lending commitments, included in trade and other payables on our Condensed Consolidated Statements of Financial Condition, was $11.3 million and $10 million at December 31, 2014 and September 30, 2014, respectively.

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

Refer to Note 2 on pages 115 - 118 of our 2014 Form 10-K for a description of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary of any VIEs.  Other than as described below, as of December 31, 2014 there have been no significant changes in either the nature of our involvement with, or the accounting policies associated with the analysis of, VIEs as described in the 2014 Form 10-K.

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

	Aggregate assets (1)	Aggregate liabilities (1)
	(in thousands)
December 31, 2014
LIHTC Funds	$175,597	$48,907
Guaranteed LIHTC Fund (2)	74,019	2,001
Restricted Stock Trust Fund	10,620	10,620
EIF Funds	6,200	—
Total	$266,436	$61,528

September 30, 2014
LIHTC Funds	$179,050	$60,180
Guaranteed LIHTC Fund (2)	74,798	—
Restricted Stock Trust Fund	6,608	6,608
EIF Funds	6,041	—
Total	$266,497	$66,788

(1)
Aggregate assets and aggregate liabilities differ from the consolidated carrying value of assets and liabilities due to the elimination of intercompany assets and liabilities held by the consolidated VIE.

(2)
In connection with one of the multi-investor tax credit funds in which RJTCF is the managing member, RJTCF has provided one investor member with a guaranteed return on their investment in the fund (the “Guaranteed LIHTC Fund”). See Note 15 for additional information regarding this commitment.

Index

The following table presents information about the carrying value of the assets, liabilities and equity of the VIEs which we consolidate and which are included within our Condensed Consolidated Statements of Financial Condition. The noncontrolling interests presented in this table represent the portion of these net assets which are not ours.

	December 31, 2014	September 30, 2014
	(in thousands)
Assets:
Assets segregated pursuant to regulations and other segregated assets	$10,230	$10,887
Receivables, other	5,812	5,812
Investments in real estate partnerships held by consolidated variable interest entities	232,159	235,858
Trust fund investment in RJF common stock (1)	10,619	6,607
Prepaid expenses and other assets	6,146	5,728
Total assets	$264,966	$264,892

Liabilities and equity:
Trade and other payables	$14,559	$10,157
Intercompany payables	10,614	6,608
Loans payable of consolidated variable interest entities (2)	34,470	43,877
Total liabilities	59,643	60,642
RJF equity	6,179	6,165
Noncontrolling interests	199,144	198,085
Total equity	205,323	204,250
Total liabilities and equity	$264,966	$264,892

(1)	Included in treasury stock in our Condensed Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans.

The following table presents information about the net income (loss) of the VIEs which we consolidate, and is included within our Condensed Consolidated Statements of Income and Comprehensive Income. The noncontrolling interests presented in this table represent the portion of the net loss from these VIEs which is not ours.

	Three months ended December 31,
	2014	2013
	(in thousands)
Revenues:
Other	$674	$184
Total revenues	674	184
Interest expense	(529)	(787)
Net revenues (expense)	145	(603)

Non-interest expenses (1)	8,014	8,966
Net loss including noncontrolling interests	(7,869)	(9,569)
Net loss attributable to noncontrolling interests	(7,883)	(9,558)
Net income (loss) attributable to RJF	$14	$(11)

(1)	Primarily comprised of items reported in other expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

Low-income housing tax credit funds

RJTCF is the managing member or general partner in 98 separate low-income housing tax credit funds having one or more investor members or limited partners, 85 of which are determined to be VIEs and 13 of which are determined not to be VIEs. RJTCF has concluded that it is the primary beneficiary of eight non-guaranteed LIHTC Fund VIEs and, accordingly, consolidates these funds. In addition, RJTCF consolidates the one Guaranteed LIHTC Fund VIE it sponsors (see Note 15 for further discussion of the guarantee obligation as well as other RJTCF commitments).  RJTCF also consolidates seven of the funds it determined not to be VIEs.

Index

VIEs where we hold a variable interest but are not the primary beneficiary

Low-income housing tax credit funds

RJTCF does not consolidate the LIHTC Fund VIEs that it determines it is not the primary beneficiary of. Our risk of loss is limited to our investments in, advances to, and receivables due from these funds.

New market tax credit funds

One of our affiliates is the managing member of six NMTC Funds, and, as discussed in Note 2 on page 117 of our 2014 Form 10-K, this affiliate is not deemed to be the primary beneficiary of these NMTC Funds. These NMTC Funds are therefore not consolidated. Our risk of loss is limited to our receivables due from these funds.

Other real estate limited partnerships and LLCs

We have a variable interest in several limited partnerships involved in various real estate activities in which a subsidiary is either the general partner or a limited partner. As discussed in Note 2 on page 117 of our 2014 Form 10-K, we have determined that we are not the primary beneficiary of these VIEs. Accordingly, we do not consolidate these partnerships or LLCs. The carrying value of our investment in these partnerships or LLCs represents our risk of loss.

Aggregate assets, liabilities and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary, are provided in the table below.

	December 31, 2014			September 30, 2014
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
LIHTC Funds	$3,063,943	$898,270	$51,237	$2,988,224	$899,586	$48,915
NMTC Funds	65,311	2	12	83,474	2	13
Other Real Estate Limited Partnerships and LLCs	30,209	36,226	172	30,202	36,262	183
Total	$3,159,463	$934,498	$51,421	$3,101,900	$935,850	$49,111

VIEs where we hold a variable interest but are not required to consolidate

Managed Funds

As described in Note 2 on page 117 - 118 of our 2014 Form 10-K, we have subsidiaries which serve as the general partner of the Managed Funds. For the Managed Funds, the primary beneficiary assessment applies prior accounting guidance which assesses who will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Based upon the outcome of our assessments, we have determined that we are not required to consolidate the Managed Funds.

The aggregate assets, liabilities, and our exposure to loss from Managed Funds in which we hold a variable interest as of the dates indicated are provided in the table below:

	December 31, 2014			September 30, 2014
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
Managed Funds	$102,377	$29	$94	$103,618	$11	$94

Index

NOTE 9 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The following are our goodwill and net identifiable intangible asset balances as of the dates indicated:

	December 31, 2014	September 30, 2014
	(in thousands)
Goodwill	$295,486	$295,486
Identifiable intangible assets, net	56,988	58,775
Total goodwill and identifiable intangible assets, net	$352,474	$354,261

Our goodwill and identified intangible assets result from various acquisitions. See Note 13 on pages 150 - 154 of our 2014 Form 10-K for a discussion of the components of our goodwill balance and additional information regarding our identifiable intangible assets. See the discussion of our intangible assets and goodwill accounting policies in Note 2 on page 113 of our 2014 Form 10-K.

Goodwill

The following summarizes our goodwill by segment, along with the activity, as of the dates indicated:

	Segment
	Private client group	Capital markets	Total
	(in thousands)
Three months ended December 31, 2014
Goodwill as of beginning of period	$174,584	$120,902	$295,486
Impairment losses	—	—	—
Goodwill as of end of period	$174,584	$120,902	$295,486

Three months ended December 31, 2013
Goodwill as of beginning of period	$174,584	$120,902	$295,486
Impairment losses	—	—	—
Goodwill as of end of period	$174,584	$120,902	$295,486

We performed our latest annual goodwill impairment testing during the quarter ended March 31, 2014, evaluating the balances as of December 31, 2013. See pages 151 - 152 of our 2014 Form 10-K for information regarding the outcome of our evaluations. No events have occurred since September 30, 2014 that would cause us to update our latest annual impairment testing.

Index

Identifiable intangible assets, net

The following table sets forth our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the periods indicated:

	Segment
	Private client group	Capital markets	Asset management	RJ Bank	Total
	(in thousands)
For the three months ended December 31, 2014
Net identifiable intangible assets as of beginning of period	$8,611	$37,975	$10,996	$1,193	$58,775
Additions	—	—	—	115	115
Amortization expense	(139)	(1,375)	(333)	(55)	(1,902)
Impairment losses	—	—	—	—	—
Net identifiable intangible assets as of end of period	$8,472	$36,600	$10,663	$1,253	$56,988

For the three months ended December 31, 2013
Net identifiable intangible assets as of beginning of period	$9,191	$43,474	$12,329	$984	$65,978
Additions	—	—	—	71	71
Amortization expense	(156)	(1,375)	(333)	(41)	(1,905)
Impairment losses	—	—	—	—	—
Net identifiable intangible assets as of end of period	$9,035	$42,099	$11,996	$1,014	$64,144

Identifiable intangible assets by type are presented below:

	December 31, 2014		September 30, 2014
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
	(in thousands)
Customer relationships	$65,957	$(15,172)	$65,957	$(13,875)
Trade name	2,000	(2,000)	2,000	(2,000)
Developed technology	11,000	(6,050)	11,000	(5,500)
Non-compete agreements	1,000	(1,000)	1,000	(1,000)
Mortgage servicing rights	1,567	(314)	1,493	(300)
Total	$81,524	$(24,536)	$81,450	$(22,675)

Index

NOTE 10 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit of RJ Bank. The following table presents a summary of bank deposits including the weighted-average rate:

	December 31, 2014		September 30, 2014
	Balance	Weighted-average rate (1)	Balance	Weighted-average rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$7,065	0.01%	$5,792	0.01%
Demand deposits (non-interest-bearing)	4,453	—	8,386	—
Savings and money market accounts	10,731,162	0.02%	9,670,043	0.02%
Certificates of deposit	346,339	1.75%	344,703	1.81%
Total bank deposits(2)	$11,089,019	0.07%	$10,028,924	0.09%

(1)	Weighted-average rate calculation is based on the actual deposit balances at December 31, 2014 and September 30, 2014, respectively.

(2)
Bank deposits exclude affiliate deposits of approximately $361 million and $509 million at December 31, 2014 and September 30, 2014, respectively. These affiliate deposits include $350 million and $500 million, held in a deposit account on behalf of RJF as of December 31, 2014 and September 30, 2014, respectively.

RJ Bank’s savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”) administered by RJ&A.

Scheduled maturities of certificates of deposit are as follows:

	December 31, 2014		September 30, 2014
	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
	(in thousands)
Three months or less	$9,803	$10,234	$11,761	$9,482
Over three through six months	7,456	8,911	9,067	10,317
Over six through twelve months	13,169	19,561	15,809	21,002
Over one through two years	42,676	33,164	33,366	27,722
Over two through three years	32,120	22,667	45,842	33,529
Over three through four years	49,778	15,636	35,362	11,301
Over four through five years	56,556	24,608	55,556	24,587
Total	$211,558	$134,781	$206,763	$137,940

Interest expense on deposits is summarized as follows:

	Three months ended December 31,
	2014	2013
	(in thousands)
Certificates of deposit	$1,524	$1,548
Money market, savings and NOW accounts	613	397
Total interest expense on deposits	$2,137	$1,945

Index

NOTE 11 – OTHER BORROWINGS

The following table details the components of other borrowings:

	December 31, 2014	September 30, 2014
	(in thousands)
Other borrowings:
FHLB advances (1)	$500,000	$500,000
Borrowings on secured lines of credit (2)	105,000	154,700
Borrowings on ClariVest revolving credit facility (3)	166	216
Borrowings on unsecured lines of credit (4)	—	—
Total other borrowings	$605,166	$654,916

(1)
Borrowings from the FHLB at December 31, 2014 are comprised of two $250 million floating-rate advances. The weighted average interest rate on these advances is 0.26%. These advances are secured by a blanket lien granted to the FHLB on RJ Bank’s residential mortgage loan portfolio and mature in September, 2017. The interest rate resets on a monthly basis for one of the advances, and a quarterly basis for the other. RJ Bank has the option to prepay each advance without penalty on each interest reset date.

(2)
Other than a $5 million borrowing outstanding on the Regions Credit Facility (as hereinafter defined) as of both December 31, 2014 and September 30, 2014, any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.

A subsidiary of RJF (the “Borrower”) is a party to a Revolving Credit Agreement (the “Regions Credit Facility”) with Regions Bank. The Regions Credit Facility provides for a revolving line of credit from Regions Bank to the Borrower and is subject to a guarantee in favor of Regions Bank provided by RJF. The proceeds from any borrowings under the line are used for working capital and general corporate purposes. The obligations under the Regions Credit Facility are secured by, subject to certain exceptions, all of the present and future ARS owned by the Borrower (the “Pledged ARS”). The amount of any borrowing under the Regions Credit Facility cannot exceed the lesser of 70% of the value of the Pledged ARS, or $100 million. The maximum amount available to borrow was $91 million and the outstanding borrowings were $5 million as of December 31, 2014. The Regions Credit Facility bears interest at a variable rate which is 2.75% over LIBOR. The facility expires on April 2, 2015.

(3)
The outstanding balance on the revolving line of credit provided to ClariVest Asset Management, LLC (“ClariVest”), a subsidiary of Eagle, by a third party lender (the “ClariVest Facility”). The maximum amount available to borrow under ClariVest Facility is $500 thousand, bearing interest at a variable rate which is 1% over the lenders prime rate. The ClariVest Facility expires on September 10, 2018.

(4)	Any borrowings on unsecured lines of credit are day-to-day and are generally utilized for cash management purposes.

There were other collateralized financings outstanding in the amount of $337 million and $244 million as of December 31, 2014 and September 30, 2014, respectively. These other collateralized financings are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities. See Note 13 for additional information regarding offsetting asset and liability balances as well as additional information regarding the collateral.

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS

The significant accounting policies governing our derivative financial instruments, including our methodologies for determining fair value, are described in Note 2 on page 106 of our 2014 Form 10-K.

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

Index

Either Raymond James Financial Products, LLC or Raymond James Capital Services, LLC (collectively the Raymond James matched book swap subsidiaries or “RJSS”) enter into derivative transactions (primarily interest rate swaps) with clients. For every derivative transaction RJSS enters into with a customer, RJSS enters into an offsetting transaction, on terms that mirror the customer transaction, with a credit support provider which is a third party financial institution. Due to this “pass-through” transaction structure, RJSS has completely mitigated the market and credit risk related to these derivative contracts. Therefore, the ultimate credit and market risk resides with the third party financial institution. RJSS only has credit risk related to its uncollected derivative transaction fee revenues. In these activities, we do not use derivative instruments for trading or hedging purposes. As a result of the structure of these transactions, we refer to the derivative contracts we enter into as a result of these operations as our offsetting “matched book” derivative operations (the “Offsetting Matched Book Derivatives Operations”).

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

The receivable for uncollected derivative transaction fee revenues of RJSS is $7 million as of both December 31, 2014 and September 30, 2014, and is included in other receivables on our Condensed Consolidated Statements of Financial Condition.

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

Description of the collateral we hold related to derivative contracts

Where permitted, we elect to net-by-counterparty certain derivative contracts entered into in our OTC Derivatives Operations and by RJ Bank’s U.S. subsidiaries.  Certain of these contracts contain a legally enforceable master netting arrangement that allows for netting of all derivative transactions with each counterparty and, therefore, the fair value of those derivative contracts are netted by counterparty in the Condensed Consolidated Statements of Financial Condition.  The credit support annex related to the interest rate swaps and certain forward foreign exchange contracts allows parties to the master agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  We accept collateral in the form of cash or other marketable securities.  As we elect to net-by-counterparty the fair value of derivative contracts arising from our OTC Derivatives Operations, we also net-by-counterparty any cash collateral exchanged as part of those derivative agreements. Refer to Note 13 for additional information regarding offsetting asset and liability balances.

This cash collateral is recorded net-by-counterparty at the related fair value.  The cash collateral included in the net fair value of all open derivative asset positions arising from our OTC Derivatives Operations aggregates to a net liability of $21 million as of both December 31, 2014 and September 30, 2014.  The cash collateral included in the net fair value of all open derivative liability positions from our OTC Derivatives Operations aggregates to a net asset of $26 million and $23 million at December 31, 2014 and September 30, 2014, respectively.  Our maximum loss exposure under the interest rate swap contracts arising from our OTC Derivatives Operations at December 31, 2014 is $34 million.

RJ Bank provides to counterparties for the benefit of its U.S. subsidiaries, a guarantee of payment in the event of the subsidiaries’ default under forward foreign exchange contracts.  Due to this RJ Bank guarantee and the short-term nature of these derivatives, RJ Bank’s U.S. subsidiaries are not required to post collateral and do not receive collateral with respect to certain derivative contracts with the respective counterparties.  RJ Bank’s maximum loss exposure under the forward foreign exchange contracts at December 31, 2014 is approximately $1.1 million.

Index

Derivative balances included in our financial statements

See the table below for the notional and fair value amounts of both the asset and liability derivatives.

	Asset derivatives
	December 31, 2014			September 30, 2014
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other assets	$—	$—	Prepaid expenses and other assets	$609,018	$2,101
Derivatives not designated as hedging instruments:
Interest rate contracts (2)	Trading instruments	$2,251,153	$104,873	Trading instruments	$2,198,357	$89,923
Interest rate contracts (3)	Derivative instruments associated with offsetting matched book positions	$1,790,108	$385,512	Derivative instruments associated with offsetting matched book positions	$1,796,288	$323,337
Forward foreign exchange contracts	Prepaid expenses and other assets	$—	$—	Prepaid expenses and other assets	$105,179	$361

	Liability derivatives
	December 31, 2014			September 30, 2014
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Trade and other payables	$604,603	$939	Trade and other payables	$—	$—
Derivatives not designated as hedging instruments:
Interest rate contracts (2)	Trading instruments sold	$2,289,738	$91,984	Trading instruments sold	$2,185,085	$75,668
Interest rate contracts (3)	Derivative instruments associated with offsetting matched book positions	$1,790,108	$385,512	Derivative instruments associated with offsetting matched book positions	$1,796,288	$323,337
Forward foreign exchange contracts	Trade and other payables	$107,577	$163	Trade and other payables	$—	$—

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and before any netting by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net. See Note 13 for additional information regarding offsetting asset and liability balances.

(2)	These contracts arise from our OTC Derivatives Operations.

(3)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

A gain of $13.1 million was recognized on forward foreign exchange derivatives in AOCI, net of income taxes, for the three months ended December 31, 2014 (see Note 16 for additional information).  There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the three months ended December 31, 2014.

Index

Gains recognized on forward foreign exchange derivatives in AOCI totaled $11.6 million, net of income taxes, for the three months ended December 31, 2013.  There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the three months ended December 31, 2013.

The table below sets forth the impact of the derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income and Comprehensive Income:

		Amount of gain (loss) on derivatives recognized in income
		Three months ended December 31,
	Location of gain (loss) recognized on derivatives in the Condensed Consolidated Statements of Income and Comprehensive Income	2014	2013
		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts (1)	Net trading profit	$(123)	$649
Interest rate contracts (2)	Other revenues	$22	$20
Forward foreign exchange contracts	Other revenues	$3,622	$2,281

(1)	These contracts arise from our OTC Derivatives Operations.

(2)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

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

Certain of the derivative instruments arising from our OTC Derivatives Operations and from RJ Bank’s forward foreign exchange contracts contain provisions that require our debt to maintain an investment grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment grade, we would be in breach of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at December 31, 2014 is $21.1 million, for which we have posted collateral of $19.1 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2014, we would have been required to post an additional $2 million of collateral to our counterparties.

Our only exposure to credit risk in the Offsetting Matched Book Derivatives Operations is related to our uncollected derivative transaction fee revenues. We are not exposed to market risk as it relates to these derivative contracts due to the “pass-through” transaction structure more fully described above.

Index

NOTE 13 – DISCLOSURE OF OFFSETTING ASSETS AND LIABILITIES, COLLATERAL AND ENCUMBERED ASSETS

The following table presents information about the financial and derivative instruments that are offset or subject to an enforceable master netting arrangement or other similar agreement as of the dates indicated:

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Statement of Financial Condition	Net amounts presented in the Statement of Financial Condition	Financial instruments		Cash collateral received (paid)	Net amount
	(in thousands)
As of December 31, 2014:
Assets
Securities purchased under agreements to resell and other collateralized financings	$384,129	$—	$384,129	$(384,129)	(1)	$—	$—
Derivatives - interest rate contracts(2)	104,873	(71,306)	33,567	—		—	33,567
Derivative instruments associated with offsetting matched book positions	385,512	—	385,512	(385,512)	(3)	—	—
Stock borrowed	210,769	—	210,769	(202,323)		—	8,446
Total assets	$1,085,283	$(71,306)	$1,013,977	$(971,964)		$—	$42,013
Liabilities
Securities sold under agreements to repurchase	$(337,107)	$—	$(337,107)	$337,107	(6)	$—	$—
Derivatives - interest rate contracts(2)	(91,984)	75,210	(16,774)	—		—	(16,774)
Derivative instruments associated with offsetting matched book positions	(385,512)	—	(385,512)	385,512	(3)	—	—
Derivatives - forward foreign exchange contracts(4)	(1,102)	—	(1,102)	—		—	(1,102)
Stock loaned	(390,159)	—	(390,159)	375,144		—	(15,015)
Total liabilities	$(1,205,864)	$75,210	$(1,130,654)	$1,097,763		$—	$(32,891)

As of September 30, 2014:
Assets
Securities purchased under agreements to resell and other collateralized financings	$446,016	$—	$446,016	$(446,016)	(1)	$—	$—
Derivatives - interest rate contracts(2)	89,923	(61,718)	28,205	(3,877)		—	24,328
Derivative instruments associated with offsetting matched book positions	323,337	—	323,337	(323,337)	(3)	—	—
Derivatives - forward foreign exchange contracts(5)	2,462	—	2,462	—		—	2,462
Stock borrowed	158,988	—	158,988	(153,261)		—	5,727
Total assets	$1,020,726	$(61,718)	$959,008	$(926,491)		$—	$32,517
Liabilities
Securities sold under agreements to repurchase	$(244,495)	$—	$(244,495)	$244,495	(6)	$—	$—
Derivatives - interest rate contracts(2)	(75,668)	63,296	(12,372)	—		—	(12,372)
Derivative instruments associated with offsetting matched book positions	(323,337)	—	(323,337)	323,337	(3)	—	—
Stock loaned	(417,383)	—	(417,383)	402,180		—	(15,203)
Total liabilities	$(1,060,883)	$63,296	$(997,587)	$970,012		$—	$(27,575)

The text of the footnotes in the above table are on the following page.

Index

The text of the footnotes to the table on the previous page are as follows:

(1)
We are over-collateralized since the actual amount of financial instruments pledged as collateral for securities purchased under agreements to resell and other collateralized financings amounts to $404.7 million and $463.7 million as of December 31, 2014 and September 30, 2014, respectively.

(2)	Derivatives - interest rate contracts are included in Trading instruments on our Condensed Consolidated Statements of Financial Condition. See Note 12 for additional information.

(3)
Although these derivative arrangements do not meet the definition of a master netting arrangement as specified by GAAP, the nature of the agreement with the third party intermediary include terms that are similar to a master netting agreement, thus we present the offsetting amounts net in the table above. See Note 12 for further discussion of the “pass through” structure of the derivative instruments associated with Offsetting Matched Book Derivatives Operations.

(4)
As of December 31, 2014. the fair value of the forward foreign exchange contract derivatives are in a liability position and are included in trade and other payables on our Condensed Consolidated Statements of Financial Condition. See Note 12 for additional information.

(5)
As of September 30, 2014. the fair value of the forward foreign exchange contract derivatives are in an asset position, and are included in prepaid expenses and other assets on our Condensed Consolidated Statements of Financial Condition. See Note 12 for additional information.

(6)
We are over-collateralized since the actual amount of financial instruments pledged as collateral for securities sold under agreements to repurchase amounts to $350.9 million and $253.7 million as of December 31, 2014 and September 30, 2014, respectively.

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

Collateral

We receive cash and securities as collateral, primarily in connection with Reverse Repurchase Agreements, securities borrowed, derivative transactions, client margin loans arising from our domestic operations, and the secured call loans that are held by RJ Ltd. The cash collateral we receive is primarily associated with our OTC Derivative Operations (see Note 12 for additional information). The collateral we receive reduces our credit exposure to individual counterparties.

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

The table below presents financial instruments at fair value, that we received as collateral, are not included on our Condensed Consolidated Statements of Financial Condition, and that were available to be delivered or repledged, along with the balances of such instruments that were used to deliver or repledge, to satisfy one of our purposes described above:

	December 31, 2014		September 30, 2014
	(in thousands)
Collateral we received that is available to be delivered or repledged	$2,291,977		$2,178,868
Collateral that we delivered or repledged	844,473	(1)	879,071	(2)

(1)
The collateral delivered or repledged as of December 31, 2014, includes client margin securities which we pledged with a clearing organization in the amount of $166.7 million which were applied against our requirement of $122.1 million.

(2)
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

The table below presents information about the fair value of our assets that have been pledged for one of the purposes described above:

	December 31, 2014		September 30, 2014
	(in thousands)
Financial instruments owned, at fair value, pledged to counterparties that:
Had the right to deliver or repledge	$346,889		$394,746
Did not have the right to deliver or repledge	145,341	(1)	50,983	(2)

(1)
Assets delivered or repledged as of December 31, 2014, includes securities which we pledged with a clearing organization in the amount of $24.6 million which were applied against our requirement of $122.1 million (client margin securities we pledged which are described in the preceding table constitute the remainder of the assets pledged to meet the requirement).

(2)
Assets delivered or repledged as of September 30, 2014, includes securities which we pledged with a clearing organization in the amount of $18.9 million which were applied against our requirement of $116.5 million (client margin securities we pledged which are described in the preceding table constitute the remainder of the assets pledged to meet the requirement).

NOTE 14 – INCOME TAXES

For discussion of income tax accounting policies and other income tax related information, see Note 2 on page 115, and Note 20 on pages 163 - 166, of our 2014 Form 10-K.

For the three months ended December 31, 2014, our effective income tax rate is 37.8%, which is higher than the 35.8% effective tax rate for fiscal year 2014. Factors contributing to the increase in the current period effective tax rate compared to the prior year rate include a reduction in the amount of our non-taxable income associated with our corporate owned life insurance. In addition, the fiscal year 2014 effective tax rate was favorably impacted by the recognition of prior year state tax refunds, a benefit that is not expected to recur in fiscal year 2015.

As of December 31, 2014, we have not experienced significant changes in our unrecognized tax benefits balances from September 30, 2014.

NOTE 15 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

In the normal course of business we enter into underwriting commitments. As of December 31, 2014, RJ&A had one open transaction involving such commitments which was subsequently settled in open market transactions at amounts which approximated the carrying value of this commitment in our Condensed Consolidated Statements of Financial Condition as of December 31, 2014.  Transactions of RJ Ltd. involving such commitments that were recorded and open at December 31, 2014 were approximately $600 thousand in Canadian currency (“CDN”).

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers, primarily for recruiting and/or retention purposes (see Note 2 on pages 107 - 108 of our 2014 Form 10-K for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us.  As of December 31, 2014, we had made commitments, to either prospects that had accepted our offer, or recently recruited producers, of approximately $51.7 million that had not yet been funded.

As of December 31, 2014, RJ Bank had not settled purchases of $180 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

A subsidiary of RJ Bank has committed $52.9 million as an investor member in a low-income housing tax credit fund in which a subsidiary of RJTCF is the managing member (see the discussion of “direct investments in LIHTC project partnerships” in Note

Index

2 on page 117 of our 2014 Form 10-K for information regarding the accounting policies governing these investments). As of December 31, 2014, the RJ Bank subsidiary has invested $20.3 million of the committed amount.

RJ Bank has a committed limited partner investment of $3 million to a limited partnership, $1.2 million of this committed amount has been invested as of December 31, 2014.

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

We have unfunded commitments to various venture capital or private equity partnerships, which aggregate to approximately $56 million as of December 31, 2014. Of the total, we have unfunded commitments to internally-sponsored private equity limited partnerships in which we control the general partner, of approximately $20 million.

RJF has committed to lend to RJTCF, or to guarantee obligations in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities, in amounts aggregating up to $250 million upon request, subject to certain limitations and to annual review and renewal. At December 31, 2014, RJTCF has $77.8 million in outstanding cash borrowings and $109.3 million in unfunded commitments outstanding against this commitment. RJTCF borrows from RJF in order to make investments in, or fund loans or advances to, either partnerships that purchase and develop properties qualifying for tax credits (“Project Partnerships”) or LIHTC Funds. Investments in Project Partnerships are sold to various LIHTC Funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in Project Partnerships to LIHTC Funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to Project Partnerships, and LIHTC Funds.

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS (see the discussion of these activities within “financial instruments owned, financial instruments sold but not purchased and fair value” in Note 2 on page 104 of our 2014 Form 10-K).  At December 31, 2014, RJ&A had approximately $412 million principal amount of outstanding forward MBS purchase commitments which are expected to be purchased over the following 90 days.  In order to hedge the market interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into to be announced (“TBA”) security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future.  These TBA securities are accounted for at fair value and are included in Agency MBS securities in the table of assets and liabilities measured at fair value included in Note 4, and at December 31, 2014 aggregate to a net liability having a fair value of $2.5 million.  The estimated fair value of the purchase commitment is a $2.4 million asset balance as of December 31, 2014.

As a result of extensive regulation of financial holding companies, banks, broker-dealers and investment advisory entities, RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations. The reviews can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censure to fines and, in serious cases, temporary or permanent suspension from conducting business. In addition, regulatory agencies and self-regulatory organizations institute investigations from time to time into industry practices, which can also result in the imposition of sanctions. See Note 19 for additional information regarding regulatory capital requirements applicable to RJF and certain of its broker-dealer subsidiaries.

Guarantees

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At December 31, 2014, the exposure under these guarantees is $3.8 million, which was underwritten as part of RJ Bank’s corporate credit relationship with such borrowers.  The outstanding interest rate swaps at December 31, 2014 have maturities ranging from January 2015 through July 2021.  RJ Bank records an estimated reserve for its credit risk associated with the guarantee of these client swaps, which was insignificant as of December 31, 2014.  The estimated total potential exposure under these guarantees is $11.2 million at December 31, 2014.

RJ Bank guarantees the forward foreign exchange contract obligations of its U.S. subsidiaries.  See Note 12 for additional information regarding these derivatives.

Index

RJF guarantees interest rate swap obligations of RJ Cap Services. See Note 12 for additional information regarding interest rate swaps.

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At December 31, 2014, there were no such outstanding performance guarantees.

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

RJF has guaranteed the Borrower’s performance under the Regions Credit Facility.  See further discussion in Note 11.

RJF guarantees the existing mortgage debt of RJ&A of approximately $40.8 million.

Our U.S. broker-dealer subsidiaries are required by federal law to be members of the Securities Investors Protection Corporation (“SIPC”). The SIPC fund provides protection for securities held in client accounts up to $500 thousand per client, with a limitation of $250 thousand on claims for cash balances. We have purchased excess SIPC coverage through various syndicates of Lloyd’s (the “Excess SIPC Insurer”). For RJ&A, our clearing broker-dealer, the additional protection currently provided has an aggregate firm limit of $750 million for cash and securities, including a sub-limit of $1.9 million per client for cash above basic SIPC. Account protection applies when a SIPC member fails financially and is unable to meet obligations to clients. This coverage does not protect against market fluctuations. RJF has provided an indemnity to the Excess SIPC Insurer against any and all losses they may incur associated with the excess SIPC policies.

RJTCF issues certain guarantees to various third parties related to Project Partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations, which aggregate to approximately $1.6 million as of December 31, 2014.

RJTCF has provided a guaranteed return on investment to a third party investor in one of its fund offerings (“Fund 34”), and RJF has guaranteed RJTCF’s performance under the arrangement.  Under the terms of the performance guarantee, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits to this investor over the next seven years, RJTCF is obligated to pay the investor an amount that results in the investor achieving a minimum specified return on their investment.  A $28.4 million financing asset is included in prepaid expenses and other assets, and a related $28.4 million liability is included in trade and other payables on our Condensed Consolidated Statements of Financial Condition as of December 31, 2014 related to this obligation. The maximum exposure to loss under this guarantee is approximately $35.4 million at December 31, 2014, which represents the undiscounted future payments due the investor.

Legal matter contingencies

Indemnification from Regions

On April 2, 2012 (the “Closing Date”), RJF completed its acquisition of all of the issued and outstanding shares of Morgan Keegan & Company, Inc. (a broker-dealer hereinafter referred to as “MK & Co.”) and MK Holding, Inc. and certain of its affiliates (collectively referred to hereinafter as “Morgan Keegan”) from Regions Financial Corporation (“Regions”). The terms of the stock purchase agreement provide that Regions will indemnify RJF for losses incurred in connection with legal proceedings pending as of the closing date or commenced after the closing date and related to pre-closing matters, as well as any cost of defense pertaining thereto (see Note 3 on pages 118 - 119 of our 2014 Form 10-K for a discussion of the indemnifications provided to RJF by Regions). All of the Morgan Keegan matters described below are subject to such indemnification provisions. Management estimates the range of potential liability of all such matters subject to indemnification, including the cost of defense, to be from $38 million to $215 million. Any loss arising from such matters, after consideration of the applicable annual deductible, if any, will be borne by Regions. As of December 31, 2014, a receivable from Regions of approximately $1.6 million is included in other receivables, an indemnification asset of approximately $151 million is included in other assets, and a liability for potential losses of approximately $151 million is included within trade and other payables, all of which are reflected on our Condensed Consolidated Statements of Financial Condition pertaining to the matters described below and the related indemnification from Regions. The amount included within trade and other payables is the amount within the range of potential liability related to such matters which management estimates is more likely than any other amount within such range.

Index

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

Certain of the Morgan Keegan entities, along with Regions, have been named in class-action lawsuits filed in federal and state courts on behalf of shareholders of Regions and investors who purchased shares of certain mutual funds in the Regions Morgan Keegan Fund complex (the “Regions Funds”). The Regions Funds were formerly managed by Morgan Asset Management (“MAM”), an entity which was at one time a subsidiary of one of the Morgan Keegan affiliates, but an entity which was not part of our Morgan Keegan acquisition (see further information regarding the Morgan Keegan acquisition in Note 3 on pages 118 - 119 of our 2014 Form 10-K). The complaints contain various allegations, including claims that the Regions Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the funds. In August 2013, the United States District Court for the Western District of Tennessee approved the settlement of the class action and the derivative action regarding the closed end funds for $62 million and $6 million, respectively. No class has been certified. Certain of the shareholders in the funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class action lawsuits.

The SEC and states of Missouri and Texas are investigating alleged securities law violations by MK & Co. in the underwriting and sale of certain municipal bonds. An enforcement action brought by the Missouri Secretary of State in April 2013, seeking monetary penalties and other relief, was dismissed and refiled in November 2013. A civil action was brought by institutional investors of the bonds in March 2012, seeking a return of their investment and unspecified compensatory and punitive damages. Trial of this case is currently set for July 2015 in the Circuit Court for Cole County, Missouri. A class action was brought on behalf of retail purchasers of the bonds in September 2012, seeking unspecified compensatory and punitive damages. In September 2014, the District Court for the Western District of Missouri granted class certification. The trial date which was originally set for September 2014 has been postponed. Other individual investors and investor groups have also filed arbitration claims or separate civil claims, which are pending in various stages.

Prior to the Closing Date, Morgan Keegan was involved in other litigation arising in the normal course of its business. On all such matters, RJF is subject to indemnification from Regions pursuant to the terms of the stock purchase agreement as summarized above.

Other matters

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as other corporate litigation. We are contesting the allegations in these cases and believe that there are meritorious defenses in each of these lawsuits and arbitrations. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. Refer to Note 2 on page 114 of our 2014 Form 10-K for a discussion of our criteria for establishing a range of possible loss related to such matters.  Excluding any amounts subject to indemnification from Regions related to pre-Closing Date Morgan Keegan matters discussed above, as of December 31, 2014, management currently estimates the aggregate range of possible loss is from $0 to an amount of up to $10 million in excess of the accrued liability (if any) related to these matters.  In the opinion of management, based on current available information, review with outside legal counsel, and consideration of the accrued liability amounts provided for in the accompanying condensed consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

Index

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive income (loss)

The following table presents the after-tax changes in each component of accumulated other comprehensive income (loss) for the three months ended December 31, 2014 and 2013:

	Unrealized gains on available for sale securities	Net currency translations and net investment hedges (1)	Total
	(in thousands)
Three months ended December 31, 2014
Accumulated other comprehensive income (loss) as of the beginning of the period	$4,745	$(6,633)	$(1,888)
Other comprehensive loss before reclassifications	(24)	(6,440)	(6,464)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net other comprehensive loss for the period	(24)	(6,440)	(6,464)
Accumulated other comprehensive income (loss) as of December 31, 2014	$4,721	$(13,073)	$(8,352)

Three months ended December 31, 2013
Accumulated other comprehensive income (loss) as of the beginning of the period	$(1,276)	$12,002	$10,726
Other comprehensive income (loss) before reclassifications	3,364	(6,275)	(2,911)
Amounts reclassified from accumulated other comprehensive income	(2,270)	—	(2,270)
Net other comprehensive income (loss) for the period	1,094	(6,275)	(5,181)
Accumulated other comprehensive (loss) income as of December 31, 2013	$(182)	$5,727	$5,545

(1)
Includes net gains (losses) recognized on forward foreign exchange derivatives associated with hedges of RJ Bank’s foreign currency exposure due to its non-U.S. dollar net investments (see Note 12 for additional information on these derivatives).

Reclassifications out of accumulated other comprehensive income

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive income (loss). There were no reclassifications out of accumulated other comprehensive income (loss) during the three months ended December 31, 2014. The table below presents the reclassifications out of accumulated other comprehensive income (loss) during the three months ended December 31, 2013:

Accumulated other comprehensive income (loss) components:	Increase (decrease) in amounts reclassified from accumulated other comprehensive income (loss)	Affected line items in income statement
	(in thousands)
Three months ended December 31, 2013
Available for sale securities: (1)
Auction rate securities (2)	$(3,719)	Other revenue
RJ Bank available for sale securities	27	Other revenue
	(3,692)	Total before tax
	1,422	Provision for income taxes
Total reclassifications for the period	$(2,270)	Net of tax

(1)	See Note 6 for additional information regarding the available for sale securities, and Note 4 for additional fair value information regarding these securities.

(2)
For the three months ended December 31, 2013, other revenues include realized gains on the redemption or sale of ARS in the amount of $5.5 million (see Note 6 for further information). The amounts presented in the table represent the reversal out of AOCI associated with such ARS’ redeemed or sold. The net of such realized gain and this reversal out of AOCI represents the net effect of such redemptions and sales activities on other comprehensive income (“OCI”) for each respective period, on a pre-tax basis.

All of the components of other comprehensive income (loss) described above, net of tax, are attributable to RJF.

Index

NOTE 17 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Three months ended December 31,
	2014	2013
	(in thousands)
Interest income:
Margin balances	$17,276	$17,787
Assets segregated pursuant to regulations and other segregated assets	3,610	4,630
Bank loans, net of unearned income	96,758	81,209
Available for sale securities	1,312	1,923
Trading instruments	4,500	4,528
Stock loan	3,511	1,873
Loans to financial advisors	1,750	1,656
Corporate cash and all other	3,392	3,487
Total interest income	$132,109	$117,093

Interest expense:
Brokerage client liabilities	$283	$431
Retail bank deposits	2,137	1,945
Trading instruments sold but not yet purchased	1,085	868
Stock borrow	1,618	492
Borrowed funds	1,059	972
Senior notes	19,010	19,010
Interest expense of consolidated VIEs	529	787
Other	1,663	867
Total interest expense	27,384	25,372
Net interest income	104,725	91,721
Subtract: provision for loan losses	(9,365)	(1,636)
Net interest income after provision for loan losses	$95,360	$90,085

NOTE 18 – SHARE-BASED COMPENSATION

We maintain one share-based compensation plan for our employees, Board of Directors and non-employees (comprised of independent contractor financial advisors). The 2012 Stock Incentive Plan (the “2012 Plan”) permits us to grant share-based and cash-based awards designed to be exempt from the limitation on deductible compensation under Section 162(m) of the Internal Revenue Code. In our 2014 Form 10-K, our share-based compensation accounting policies are described in Note 2 on page 114.  Other information relating to our employee and Board of Director share-based awards are outlined in our 2014 Form 10-K in Note 24, on pages 172 – 176, while Note 25 on pages 176 – 178 discusses our non-employee share-based awards.  For purposes of this report, we have combined our presentation of both our employee and Board of Director share-based awards with our non-employee share-based awards.

Stock option awards

Expense and income tax benefits related to our stock options awards granted to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three months ended December 31,
	2014	2013
	(in thousands)
Total share-based expense	$3,117	$3,733
Income tax benefit related to share-based expense	376	795

For the three months ended December 31, 2014, we realized $512 thousand of excess tax benefits related to our stock option awards.

Index

During the three months ended December 31, 2014, we granted 1,085,500 stock options to employees and 39,200 stock options were granted to our independent contractor financial advisors. During the three months ended December 31, 2014, no stock options were granted to outside directors.

Unrecognized pre-tax expense for stock option awards granted to employees, members of our Board of Directors, and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of December 31, 2014, are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average amortization period
	(in thousands)	(in years)
Employees and members of our Board of Directors	$31,465	3.7
Independent contractor financial advisors	2,075	3.6

The weighted-average grant-date fair value of stock option awards to employees and members of our Board of Directors for the three months ended December 31, 2014 was $14.20.

The fair value of each option awarded to our independent contractor financial advisors is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model. The weighted-average fair value for unvested stock options granted to independent contractor financial advisors as of December 31, 2014 was $22.84.

Restricted stock and restricted stock unit awards

Expense and income tax benefits related to our restricted equity awards (which include restricted stock and restricted stock units) granted to employees, members of our Board of Directors, and independent contractor financial advisors are presented below:

	Three months ended December 31,
	2014	2013
	(in thousands)
Total share-based expense	$18,966	$16,635
Income tax benefit related to share-based expense	6,862	5,916

For the three months ended December 31, 2014, we realized $7.1 million of excess tax benefits related to our restricted equity awards.

During the three months ended December 31, 2014, we granted 1,049,273 restricted stock units to employees and no restricted stock units to outside members of our Board of Directors.  We granted no restricted stock units to independent contractor financial advisors during the three months ended December 31, 2014.

Unrecognized pre-tax expense for restricted equity awards granted to employees, members of our Board of Directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of December 31, 2014, are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average amortization period
	(in thousands)	(in years)
Employees and members of our Board of Directors	$117,243	2.7
Independent contractor financial advisors	85	1.4

The weighted-average grant-date fair value of restricted stock unit awards granted to employees and outside members of our Board of Directors for the three months ended December 31, 2014 were $56.09 per unit.

Index

The fair value of each restricted equity award to our independent contractor financial advisors is computed on the date of grant and periodically revalued at the current stock price.  The fair value for unvested restricted equity awards granted to independent contractor financial advisors as of December 31, 2014 was $57.29 per unit.

NOTE 19 – REGULATIONS AND CAPITAL REQUIREMENTS

For a discussion of the various regulations and capital requirements applicable to certain of our businesses and subsidiaries, see Note 26 on pages 178 - 181 of our 2014 Form 10-K.

RJF, as a financial holding company, and RJ Bank, are subject to various regulatory capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our and RJ Bank’s financial results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJF and RJ Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. RJF’s and RJ Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

RJF and RJ Bank are required to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital to average assets (as defined). RJF and RJ Bank each calculate the Total Capital and Tier I Capital ratios in order to assess compliance with both regulatory requirements and their internal capital policies.  Capital levels are monitored to assess both RJF and RJ Bank’s capital position. At current capital levels, RJF and RJ Bank are each categorized as “well capitalized” under the regulatory framework for prompt corrective action.

To be categorized as “well capitalized,” RJF must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJF as of December 31, 2014:
Total capital (to risk-weighted assets)	$4,083,551	20.9%	$1,564,214	8.0%	$1,955,267	10.0%
Tier I capital (to risk-weighted assets)	3,908,141	20.0%	782,107	4.0%	1,173,160	6.0%
Tier I capital (to adjusted assets)	3,908,141	16.6%	940,983	4.0%	1,176,228	5.0%

RJF as of September 30, 2014:
Total capital (to risk-weighted assets)	$3,940,516	20.6%	$1,531,178	8.0%	$1,913,973	10.0%
Tier I capital (to risk-weighted assets)	3,775,385	19.7%	765,589	4.0%	1,148,384	6.0%
Tier I capital (to adjusted assets)	3,775,385	16.4%	919,546	4.0%	1,149,433	5.0%

The increase in RJF’s Total capital (to risk-weighted assets) and Tier I capital (to risk-weighted assets) at December 31, 2014 compared to September 30, 2014 was the result of earnings during the three month period ended December 31, 2014 offset by an increase in RJ Banks’ loans outstanding. The increase in RJF’s Tier I capital (to adjusted assets) ratio at December 31, 2014 compared to September 30, 2014 was primarily due to earnings during the three month period ended December 31, 2014 as well as a decrease in average segregated assets offset by an increase in RJ Banks’ average loans outstanding.

Index

To be categorized as “well capitalized,” RJ Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJ Bank as of December 31, 2014:
Total capital (to risk-weighted assets)	$1,544,268	12.6%	$977,741	8.0%	$1,222,176	10.0%
Tier I capital (to risk-weighted assets)	1,391,145	11.4%	488,870	4.0%	733,306	6.0%
Tier I capital (to adjusted assets)	1,391,145	10.9%	509,152	4.0%	636,440	5.0%

RJ Bank as of September 30, 2014:
Total capital (to risk-weighted assets)	$1,460,895	12.5%	$935,852	8.0%	$1,169,815	10.0%
Tier I capital (to risk-weighted assets)	1,314,374	11.2%	467,926	4.0%	701,889	6.0%
Tier I capital (to adjusted assets)	1,314,374	10.7%	492,186	4.0%	615,232	5.0%

The increase in RJ Bank’s Total and Tier I capital (to risk-weighted assets) ratios and Tier I capital (to adjusted assets) ratio at December 31, 2014 compared to September 30, 2014 was primarily due to earnings and a $35 million capital contribution from RJF, which exceeded the impact of significant loan growth during the three month period ended December 31, 2014.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934.

The net capital position of our wholly owned broker-dealer subsidiary RJ&A is as follows:

	As of
	December 31, 2014	September 30, 2014
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	24.65%	24.14%
Net capital	$463,144	$442,866
Less: required net capital	(37,579)	(36,694)
Excess net capital	$425,565	$406,172

The net capital position of our wholly owned broker-dealer subsidiary RJFS is as follows:

	As of
	December 31, 2014	September 30, 2014
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$8,520	$23,748
Less: required net capital	(250)	(250)
Excess net capital	$8,270	$23,498

Index

The risk adjusted capital of RJ Ltd. is as follows (in Canadian dollars):

	As of
	December 31, 2014	September 30, 2014
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$114,716	$107,645
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$114,466	$107,395

At December 31, 2014, all of our other active regulated domestic and international subsidiaries are in compliance with and met all capital requirements.

NOTE 20 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

For a discussion of our financial instruments with off-balance-sheet risk, see Note 27 on pages 181 - 182 of our 2014 Form 10-K.

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

RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding are as follows:

December 31, 2014
(in thousands)
Standby letters of credit	$102,825
Open end consumer lines of credit	1,764,764
Commercial lines of credit	1,752,222
Unfunded loan commitments	270,062

Because many of RJ Bank’s lending commitments expire without being funded in whole or part, the contract amounts are not estimates of RJ Bank’s actual future credit exposure or future liquidity requirements. RJ Bank maintains a reserve to provide for potential losses related to the unfunded lending commitments. See Note 7 for further discussion of this reserve for unfunded lending commitments.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of December 31, 2014, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $2.3 million and CDN $3.8 million, respectively. RJ Bank is also subject to foreign exchange risk related to its net investment in a Canadian subsidiary. See Note 12 for information regarding how RJ Bank utilizes net investment hedges to mitigate a significant portion of this risk.

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS.  See Note 15 for information on these commitments. We utilize TBA security contracts to hedge our interest rate risk associated with these commitments. We are subject to loss if the timing of, or the actual amount of, the MBS securities differs significantly from the term and notional amount of the TBA security contracts we enter into.

Index

NOTE 21 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended December 31,
	2014	2013
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$126,296	$116,633
Less allocation of earnings and dividends to participating securities (1)	(453)	(884)
Net income attributable to RJF common shareholders	$125,843	$115,749

Income for diluted earnings per common share:
Net income attributable to RJF	$126,296	$116,633
Less allocation of earnings and dividends to participating securities (1)	(444)	(866)
Net income attributable to RJF common shareholders	$125,852	$115,767

Common shares:
Average common shares in basic computation	141,246	139,089
Dilutive effect of outstanding stock options and certain restricted stock units	4,036	3,508
Average common shares used in diluted computation	145,282	142,597

Earnings per common share:
Basic	$0.89	$0.83
Diluted	$0.87	$0.81
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	1,845	560

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities.  Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 514 thousand and 1.1 million for the three months ended December 31, 2014 and 2013, respectively. Dividends paid to participating securities amounted to $78 thousand and $150 thousand for the three months ended December 31, 2014 and 2013, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are as follows:

	Three months ended December 31,
	2014	2013
Dividends per common share - declared	$0.18	$0.16
Dividends per common share - paid	$0.16	$0.14

NOTE 22 – SEGMENT INFORMATION

We currently operate through the following five business segments: “Private Client Group;” “Capital Markets;” “Asset Management;” RJ Bank; and our “Other” segment, which includes our principal capital and private equity activities as well as various corporate overhead costs of RJF including the interest cost on our public debt.  The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. For a further discussion of our business segments, see Note 29 on pages 183 - 186 of our 2014 Form 10-K.

Index

Information concerning operations in these segments of business is as follows:

	Three months ended December 31,
	2014	2013
	(in thousands)
Revenues:
Private Client Group	$849,243	$782,749
Capital Markets	235,174	241,440
Asset Management	99,630	96,016
RJ Bank	102,956	83,873
Other	9,766	20,089
Intersegment eliminations	(16,925)	(15,393)
Total revenues(1)	$1,279,844	$1,208,774

Income (loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$92,744	$71,510
Capital Markets	27,653	33,445
Asset Management	39,796	31,836
RJ Bank	64,356	57,058
Other	(21,641)	(14,925)
Pre-tax income excluding noncontrolling interests	202,908	178,924
Add: net loss attributable to noncontrolling interests	(4,259)	(112)
Income including noncontrolling interests and before provision for income taxes	$198,649	$178,812

(1)	No individual client accounted for more than ten percent of total revenues in any of the periods presented.

	Three months ended December 31,
	2014	2013
	(in thousands)
Net interest income (expense):
Private Client Group	$22,063	$23,450
Capital Markets	2,093	1,848
Asset Management	67	29
RJ Bank	96,722	82,114
Other	(16,220)	(15,720)
Net interest income	$104,725	$91,721

The following table presents our total assets on a segment basis:

	December 31, 2014	September 30, 2014
	(in thousands)
Total assets:
Private Client Group (1)	$6,104,409	$6,255,176
Capital Markets (2)	2,627,370	2,645,926
Asset Management	182,374	186,170
RJ Bank	13,199,614	12,036,945
Other	2,139,479	2,201,435
Total	$24,253,246	$23,325,652

(1)	Includes $174.6 million of goodwill at December 31, 2014 and September 30, 2014.

(2)	Includes $120.9 million of goodwill at December 31, 2014 and September 30, 2014.

Index

We have operations in the United States, Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Three months ended December 31,
	2014	2013
	(in thousands)
Revenues:
United States	$1,181,308	$1,088,095
Canada	67,712	88,114
Europe	23,914	24,996
Other	6,910	7,569
Total	$1,279,844	$1,208,774

Pre-tax income (loss) excluding noncontrolling interests:
United States	$202,185	$166,606
Canada	2,225	11,546
Europe	(1,756)	199
Other	254	573
Total	$202,908	$178,924

Our total assets, classified by major geographic area in which they are held, are presented below:

	December 31, 2014	September 30, 2014
	(in thousands)
Total assets:
United States (1)	$22,638,331	$21,469,999
Canada(2)	1,532,873	1,773,703
Europe	38,917	39,872
Other	43,125	42,078
Total	$24,253,246	$23,325,652

(1)	Includes $262.5 million of goodwill at December 31, 2014 and September 30, 2014.

(2)	Includes $33 million of goodwill at December 31, 2014 and September 30, 2014.

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

Quarter ended December 31, 2014 compared with the quarter ended December 31, 2013

We achieved net revenues of $1.25 billion for the quarter, a $69 million, or 6%, increase compared to the prior year quarter, but a 3% decrease compared to the preceding quarter. Total client assets under administration were a quarter-end record $483 billion at December 31, 2014, an 8% increase over the prior year level and up nearly 2% compared to the preceding quarter. The increase in assets under administration is attributable to both market appreciation and strong financial advisor retention and recruiting results which combined to result in a net inflow of client assets. Non-interest expenses increased $49 million, or 5%, compared to the prior year quarter, but reflect a decrease of $26 million, or 2%, compared to the preceding quarter. The increase from the prior year quarter primarily results from increases in compensation, commissions and benefits resulting from the increase in revenues and profits, and the bank loan loss provision which increased as a result of significant growth of the loan portfolio, offset by decreases in communications and information processing expense. The decrease from the preceding quarter is primarily due to a decrease in compensation, commissions and benefits expenses due to the decrease in revenues, offset by an increase in the bank loan loss provision.

Our net income of $126 million represents an increase of nearly $10 million, or 8%, compared to the prior year quarter, and a decrease of $10 million, or 7%, compared to the preceding quarter.

Index

A summary of the most significant items impacting our financial results as compared to the prior year quarter, are as follows:

•
Our Private Client Group segment generated net revenues of $845 million, an 8% increase, while pre-tax income increased 30% to $93 million.  The increase in revenues is primarily attributable to increased securities commissions and fee revenues, predominately arising from fee-based accounts, as well as an increase in mutual fund and annuity service fee revenues. Commission expenses increased in proportion to the increase in corresponding commission revenues while all other components of non-interest expenses increased in total by approximately 1%. Client assets under administration of the Private Client Group increased 9% over the prior year, to a quarter-end record $459.1 billion at December 31, 2014. Net inflows of client assets have been positively impacted by successful retention and recruiting of financial advisors.

•
The Capital Markets segment generated net revenues of $232 million, reflecting a decrease of $6 million, or 3%. Pre-tax income decreased $6 million, or 17%, to $28 million. The primary driver of the decrease in pre-tax income is a $9 million decrease in trading profits, approximately $6 million of which arises from fixed income securities, and a decrease in our tax credit fund syndication revenues, primarily attributable to the timing of revenue recognition and not necessarily resulting from a decrease in activity levels. Despite the sharp decline in oil prices that indirectly impacts our Canadian subsidiaries’ equity capital markets activities, our domestic equity capital markets activities reflect an increase in institutional equity commission revenues driven by volatility in the equity markets, and solid levels of both equity underwriting fees and merger and acquisition advisory fees. The institutional fixed income commission revenues continue to be negatively impacted by challenging fixed income market conditions due to economic uncertainty and historically low interest rates which result in decreased customer trading volumes.

•
Our Asset Management segment generated a 4% increase in net revenues to a record $100 million and an $8 million, or 25%, increase in pre-tax income. Financial assets under management increased 10% from the prior year, to a quarter-end record $66.7 billion as of December 31, 2014.  The current quarter included positive net inflows of client assets, market appreciation, and performance fee revenues.

•
RJ Bank generated $64 million in pre-tax income, a $7 million, or 13% increase, resulting from increases in net interest income and other revenues, offset by an increase in the provision for loan losses. Net interest income increased due to growth in the average loans outstanding, as the net interest margin was unchanged from the prior year level. Other revenues increased due to a positive variance in foreign exchange associated with Canadian dollar denominated loans, as a loss incurred in the prior period did not recur in the current period. The credit characteristics of the loan portfolio continued to reflect the positive impact of improved economic conditions. The increase in the provision for loan losses is primarily the result of significant growth of the loan portfolio. We have and will continue to evaluate the impact of the sharp decline in oil prices on the credit quality of the energy sector within our loan portfolio. To date, we do not anticipate a significant negative impact on our portfolio; however, a prolonged period of such declines could negatively impact certain of the credits within our portfolio in the future.

•
Activities in our Other segment reflect a pre-tax loss that is $7 million, or 45%, more than the prior year quarter. Net revenues in the segment decreased $10 million, resulting from a gain on the issuer’s redemption of certain ARS in the prior year which did not recur in the current year, and a smaller gain on investments in our private equity portfolio.

The volume of possible regulatory changes that impact the businesses in which we operate has not slowed since our September 30, 2014 fiscal year-end. We continue to implement changes resulting from new regulations, as well as monitor the potential impact of various proposed or informally discussed future regulations. We presently do not expect currently enacted legislation to have a significant adverse direct impact on our operations as a whole, however, we continue to evaluate the specific impact of such regulations on certain of our businesses.

Index

Segments

We currently operate through the following five business segments: Private Client Group (or “PCG”); Capital Markets; Asset Management; RJ Bank; and Other (which consists of our principal capital and private equity activities as well as various corporate overhead costs of RJF including the interest cost on our public debt).

The following table presents our consolidated and segment gross revenues, net revenues, and pre-tax income (loss), the latter excluding noncontrolling interests, for the periods indicated:

	Three months ended December 31,
	2014	2013	% change
	($ in thousands)
Total company
Revenues	$1,279,844	$1,208,774	6%
Net revenues	1,252,460	1,183,402	6%
Pre-tax income excluding noncontrolling interests	202,908	178,924	13%

Private Client Group
Revenues	849,243	782,749	8%
Net revenues	845,215	780,222	8%
Pre-tax income	92,744	71,510	30%

Capital Markets
Revenues	235,174	241,440	(3)%
Net revenues	231,802	238,089	(3)%
Pre-tax income	27,653	33,445	(17)%

Asset Management
Revenues	99,630	96,016	4%
Net revenues	99,624	96,013	4%
Pre-tax income	39,796	31,836	25%

RJ Bank
Revenues	102,956	83,873	23%
Net revenues	100,518	81,928	23%
Pre-tax income	64,356	57,058	13%

Other
Revenues	9,766	20,089	(51)%
Net revenues	(9,612)	820	NM
Pre-tax loss	(21,641)	(14,925)	(45)%

Intersegment eliminations
Revenues	(16,925)	(15,393)	(10)%
Net revenues	(15,087)	(13,670)	(10)%

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

Based upon our latest analysis performed as of September 30, 2014, we estimate that a 100 basis point instantaneous rise in short-term interest rates would result in an increase in our pre-tax income of approximately $150 million over a twelve month period. Approximately half of such an increase would be reflected in account and service fee revenues (resulting from an increase in the fees generated in lieu of interest income from our multi-bank sweep program with unaffiliated banks and the discontinuance of money market fee waivers) which are reported in the PCG segment, and the remaining portion of the increase would be reflected in net interest income reported primarily in our PCG and RJ Bank segments. This estimate is based on static balances as of September 30, 2014 and a conservative assumption related to interest credited to our clients on their cash balances in such an interest rate environment. The actual amount of any increase we would realize in the future will ultimately be based on a number of factors including, but not limited to, the actual change in balances, the rapidity and magnitude of the increase in interest rates, the competitive landscape at such time, and the returns on comparable investments which will factor into the interest rates we pay on client cash balances (our “Client Interest Program”). The vast majority of any incremental benefit to pre-tax income from a rise in short-term interest rates would be expected to arise from the first 100 basis point increase, as we presume that a significant portion of any further incremental increase in short-term interest rates would be passed along to clients through our Client Interest Program, and thus such additional interest revenues and interest sensitive fees would be offset by increases of similar amounts in our interest expense.

Index

Quarter ended December 31, 2014 compared with the quarter ended December 31, 2013 – Net interest

The following table presents our consolidated average interest-earning asset and liability balances, interest income and expense balances, and the average yield/cost, for the periods indicated:

	Three months ended December 31,
	2014			2013
	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,820,352	$17,276	3.80%	$1,756,537	$17,787	4.05%
Assets segregated pursuant to regulations and other segregated assets	2,374,470	3,610	0.61%	3,921,450	4,630	0.47%
Bank loans, net of unearned income(2)	11,509,258	96,758	3.32%	9,145,365	81,209	3.49%
Available for sale securities	559,005	1,312	0.94%	694,538	1,923	1.11%
Trading instruments(3)	619,729	4,500	2.90%	544,705	4,528	3.33%
Stock loan	442,027	3,511	3.18%	341,470	1,873	2.19%
Loans to financial advisors(3)	431,860	1,750	1.62%	405,567	1,656	1.63%
Corporate cash and all other(3)	2,158,693	3,392	0.63%	2,452,196	3,487	0.57%
Total	$19,915,394	$132,109	2.65%	$19,261,828	$117,093	2.43%

Interest-bearing liabilities:
Brokerage client liabilities	$3,563,046	283	0.03%	$5,180,449	$431	0.03%
Bank deposits(2)	10,623,652	2,137	0.08%	9,486,644	1,945	0.08%
Trading instruments sold but not yet purchased(3)	227,766	1,085	1.91%	214,952	868	1.62%
Stock borrow	144,663	1,618	4.47%	96,447	492	2.04%
Borrowed funds	708,701	1,059	0.60%	281,677	972	1.38%
Senior notes	1,149,065	19,010	6.62%	1,148,877	19,010	6.62%
Loans payable of consolidated variable interest entities(3)	40,741	529	5.20%	59,538	787	5.29%
Other(3)	270,356	1,663	2.46%	342,400	867	1.01%
Total	$16,727,990	$27,384	0.65%	$16,810,984	$25,372	0.60%
Net interest income		$104,725			$91,721

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

Net interest income increased $13 million, or 14%, compared to the prior year quarter. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

Net interest income in the PCG segment decreased $1 million, or 6%, compared to the prior year quarter level. An increase in average client margin balances outstanding was offset by a decrease in the average interest rate associated with such balances.

The RJ Bank segment’s net interest income increased $15 million, or 18%, primarily as a result of an increase in average loans outstanding.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Interest income earned on the available for sale securities portfolio decreased from the prior year period due to a slight decrease in yields on the portfolio and lower investment balances as compared to the prior year quarter.

Index

Interest income earned on our trading instruments approximates the amount earned in the prior year period. Lower yields on these instruments offset the increase resulting from higher inventory levels (see Note 5 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our trading instruments).

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the periods indicated:

	Three months ended December 31,
	2014	% change	2013
	($ in thousands)
Revenues:
Securities commissions and fees:
Equities	$76,854	(2)%	$78,602
Fixed income products	15,556	(24)%	20,401
Mutual funds	157,754	(4)%	164,686
Fee-based accounts	348,363	21%	287,137
Insurance and annuity products	89,444	6%	84,652
New issue sales credits	18,713	(15)%	22,029
Sub-total securities commissions and fees	706,684	7%	657,507
Interest	26,091	—	25,977
Account and service fees:
Client account and service fees	43,212	14%	38,021
Mutual fund and annuity service fees	58,902	28%	46,176
Client transaction fees	5,310	14%	4,649
Correspondent clearing fees	657	(19)%	812
Account and service fees – all other	75	1%	74
Sub-total account and service fees	108,156	21%	89,732
Other	8,312	(13)%	9,533
Total revenues	849,243	8%	782,749

Interest expense	(4,028)	59%	(2,527)
Net revenues	845,215	8%	780,222

Non-interest expenses:
Sales commissions	516,991	9%	475,843
Admin & incentive compensation and benefit costs	133,191	3%	128,934
Communications and information processing	30,099	(20)%	37,501
Occupancy and equipment	28,849	—	28,937
Business development	22,400	10%	20,297
Clearance and other	20,941	22%	17,200
Total non-interest expenses	752,471	6%	708,712
Pre-tax income	$92,744	30%	$71,510

Margin on net revenues	11.0%		9.2%

Through our PCG segment, we provide securities transaction and financial planning services to client accounts through the branch office systems of our broker-dealer subsidiaries located throughout the United States, Canada and the United Kingdom.  Our financial advisors offer a broad range of investments and services, including both third party and proprietary products, and a variety of financial planning services.  We charge sales commissions or asset-based fees for investment services we provide to our PCG clients based on established schedules. The majority of our U.S. financial advisors are also licensed to sell insurance and annuity products through our wholly owned insurance agency subsidiary. Our financial advisors offer a number of professionally managed load mutual funds, as well as a selection of no-load mutual funds.

Net interest revenue in PCG is generated by client balances, predominately the earnings on margin loans and assets segregated pursuant to regulations, less interest paid on customer cash balances through the Client Interest Program.  PCG earns a fee (in lieu of interest revenue) from the RJBDP, a program where clients’ cash deposits in their brokerage accounts are re-deposited through a third party service into interest-bearing deposit accounts at a number of banks. The RJBDP enables clients to obtain up to $2.5

Index

million in individual FDIC deposit insurance coverage ($5 million for joint accounts) while earning competitive rates for their cash balances.  The portion of this fee paid by RJ Bank is eliminated in the intersegment eliminations.

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

Revenues of the PCG segment are correlated with total PCG client assets under administration, which include assets in fee-based accounts, and the overall U.S. equities markets. PCG client asset balances are as follows as of the dates indicated:

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(in billions)
Total PCG assets under administration	$459.1	$450.6	$454.1	$434.0	$422.9	$402.6
PCG assets in fee-based accounts	$173.9	$167.7	$168.0	$158.2	$151.2	$139.9

Total PCG assets under administration increased 9% over December 31, 2013, and 2% compared to the preceding quarter ended September 30, 2014. Total PCG assets in fee-based accounts increased 15% compared to December 31, 2013 and 4% compared to the preceding quarter ended September 30, 2014. Increased client assets under administration typically result in higher fee-based account revenues and mutual fund and annuity service fees. Improved equity markets not only result in increased assets under administration, but also generally lead to more client activity and therefore improved financial advisor productivity. Higher client cash balances generally lead to increased interest income and account fee revenues, depending upon spreads realized in our Client Interest Program and RJBDP.

The following table presents a summary of PCG financial advisors as of the dates indicated:

	Employees	Independent contractors	December 31, 2014 total	September 30, 2014 total	December 31, 2013 total
RJ&A	2,491	—	2,491	2,462	2,430
Raymond James Financial Services, Inc.	—	3,379	3,379	3,329	3,279
Raymond James Ltd.	168	212	380	391	395
Raymond James Investment Services Limited (“RJIS”)	—	86	86	83	74
Total financial advisors	2,659	3,677	6,336	6,265	6,178

Quarter ended December 31, 2014 compared with the quarter ended December 31, 2013 – Private Client Group

Net revenues increased $65 million, or 8%, to $845 million. Pre-tax income increased $21 million, or 30%, to $93 million. PCG’s pre-tax margin on net revenues increased to 11.0% as compared to the prior year quarter’s 9.2%.

Securities commissions and fees increased $49 million, or 7%.  Client assets under administration increased to a quarter-end record $459.1 billion, an increase of $36.1 billion, or 9%, compared to December 31, 2013. The year over year increase in client assets was driven by the equity market conditions in the U.S., which were generally improved as compared to the prior year. The most significant increases in these revenues arose from revenues earned on fee-based accounts, which increased $61 million, or 21%, partially offset by a $7 million, or 4%, decrease in commission revenues on mutual fund products and a $5 million, or 24%, decrease in commissions on fixed income products. The commission revenue decrease on mutual fund products is primarily attributable to an adjustment of approximately $10 million made during the quarter to decrease mutual fund commission revenues. This non-recurring adjustment of previously recognized revenues results from an issue related to how certain mutual fund share

Index

classes were reflected in our systems. This adjustment first became estimable during the current period. The adjustment computation is based upon a look-back to the classification in our systems over the past five years. The decrease in such commission revenues resulted in a related and partially offsetting decrease of approximately $6 million in commission expense in the current period related to this matter. Commission earnings on fixed income products decreased primarily due to the continuation of historically low interest rates which result in challenging fixed income market conditions.

Total account and service fees increased $18 million, or 21%, over the prior year period. Mutual fund and annuity service fees increased $13 million, or 28%, primarily as a result of an increase in education and marketing support (“EMS”) fees (which include no-transaction-fee (“NTF”) program revenues) and mutual fund omnibus fees, all of which are paid to us by the mutual fund companies whose products we distribute.  Beginning with the quarter ended March 31, 2014, we implemented technology changes in our EMS program and standardized tiered service levels provided to many mutual fund companies, resulting in increased fees earned from EMS arrangements. We continue to implement changes in the data sharing arrangements with many mutual fund companies, converting from a networking to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate us for the additional reporting requirements performed by the broker-dealer under omnibus arrangements which result in an offsetting expense included in other expense.  Additionally, new mutual funds continue to join the omnibus program. Client account and service fees increased $5 million, or 14%, as a result of increased account maintenance fees, transaction handling fees, and individual retirement account fees implemented since December 2013.

Total segment revenues increased 8%. The portion of total segment revenues that we consider to be recurring is approximately 75% at December 31, 2014, an increase from 69% at December 31, 2013.  Recurring commission and fee revenues include asset-based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund and annuity service fees, fees earned on funds in our multi-bank sweep program, and interest. Assets in fee-based accounts as of December 31, 2014 were $173.9 billion, an increase of 15% as compared to the $151.2 billion as of December 31, 2013.

Non-interest expenses increased $44 million, or 6%, over the prior year quarter.  Sales commission expense increased $41 million, or 9%, largely consistent with the 7% increase in commission and fee revenues.  Clearance and other expense increased $4 million, or 22%, due to increases in legal costs and certain non-regulatory fees. Business development expenses increased $2 million, or 10%, due to increases in advertising and recruiting related expenses. Communications and information processing expenses decreased $7 million, or 20%, due primarily to decreases in software consulting costs.

Index

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the periods indicated:

	Three months ended December 31,
	2014	% change	2013
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$70,214	7%	$65,645
Fixed income	63,944	(2)%	65,068
Sub-total institutional sales commissions	134,158	3%	130,713
Equity underwriting fees	18,165	(7)%	19,504
Mergers & acquisitions and advisory fees	47,411	15%	41,059
Fixed income investment banking	8,375	(23)%	10,833
Tax credit funds syndication fees	3,590	(57)%	8,406
Investment advisory fees	6,724	23%	5,446
Net trading profit	7,988	(52)%	16,601
Interest	5,465	5%	5,199
Other	3,298	(10)%	3,679
Total revenues	235,174	(3)%	241,440
Interest expense	(3,372)	1%	(3,351)
Net revenues	231,802	(3)%	238,089

Non-interest expenses:
Sales commissions	51,039	(2)%	51,838
Admin & incentive compensation and benefit costs	99,455	(6)%	105,862
Communications and information processing	17,091	1%	16,890
Occupancy and equipment	8,360	(4)%	8,666
Business development	11,394	40%	8,114
Losses and non-interest expenses of real estate partnerships held by consolidated VIEs	8,026	(7)%	8,596
Clearance and all other	17,642	16%	15,219
Total non-interest expenses	213,007	(1)%	215,185
Income before taxes and including noncontrolling interests	18,795	(18)%	22,904
Noncontrolling interests	(8,858)		(10,541)
Pre-tax income excluding noncontrolling interests	$27,653	(17)%	$33,445

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

Index

Quarter ended December 31, 2014 compared with the quarter ended December 31, 2013 – Capital Markets

Net revenues decreased $6 million, or 3%. Pre-tax income also decreased $6 million, or 17%.

Merger and acquisitions and advisory fees increased $6 million, or 15%, reflecting increases in our technology, technology services, and healthcare sectors compared to the prior period. Institutional equity sales commissions increased $5 million, or 7%, resulting from increased equity market volatility during the current period.

Our net trading profit decreased $9 million, or 52%. The majority of the decrease, or $6 million, resulted from the impact of the continuation of the challenging fixed income market conditions resulting from historically low interest rates, the relatively low volatility of benchmark interest rates during the quarter, and the resulting decreased customer trading volumes. In addition, there was a $2 million unrealized loss related to an equity underwriting position held in our Canadian subsidiary.

Tax credit fund syndication fee revenues decreased $5 million, or 57%, compared to the prior year period. The decrease is primarily due to timing as the activity level in this operation was strong during the quarter, however, the criteria for recognition of revenue associated with a significant amount of fees arising during the current period were not met, thus such fees were deferred pending their completion, which we anticipate to occur later in fiscal year 2015.

Although the number of lead and co-managed underwritings during the current period increased as compared to the prior year quarter, the related revenues decreased by $1 million, or 7%. Fees vary based on the size of the underwriting and our position in the syndicate. The increase in the number of deals was fueled by activity in our domestic operations. Activity decreased significantly in our Canadian operations, as activity in the energy sector was impacted by a sharp decline in oil prices in the current period and the natural resource sector in general remains weak.

Non-interest expenses decreased $2 million, or 1%, compared to the prior year quarter.  Administrative and incentive compensation and benefit expense decreased $6 million, or 6%, as compared to the prior period primarily resulting from lower incentive compensation expense arising from lower revenues and profitability. Offsetting this decrease, business development expenses increased $3 million, or 40%, arising predominately in our equity capital markets operations as they pursue opportunities for future growth and revenues. Clearance and other expense increased $2 million, or 16%, primarily due to a higher volume of equity trades, as reflected by the increase in institutional equity commission revenues.

Noncontrolling interests include the impact of consolidating certain low-income housing tax credit funds, which impacts other revenue, interest expense, and the losses of real estate partnerships held by consolidated VIEs, reflecting the portion of these consolidated entities which we do not own.  Total segment expenses attributable to others decreased by $2 million as compared to the prior year as a result of a decrease in the pre-tax losses of consolidated low-income housing tax credit funds.

Index

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the periods indicated:

	Three months ended December 31,
	2014	% change	2013
	($ in thousands)
Revenues:
Investment advisory fees	$86,658	4%	$82,995
Other	12,972	—	13,021
Total revenues	99,630	4%	96,016

Expenses:
Admin & incentive compensation and benefit costs	22,456	(21)%	28,507
Communications and information processing	6,057	19%	5,100
Occupancy and equipment	1,113	1%	1,107
Business development	2,353	(12)%	2,678
Investment sub-advisory fees	13,124	27%	10,334
Other	12,820	4%	12,279
Total expenses	57,923	(3)%	60,005
Income before taxes and including noncontrolling interests	41,707	16%	36,011
Noncontrolling interests	1,911		4,175
Pre-tax income excluding noncontrolling interests	$39,796	25%	$31,836

The Asset Management segment includes the operations of Eagle, the Eagle Family of Funds, the asset management operations of RJ&A, Raymond James Trust, N. A. (“RJ Trust”), and other fee-based programs.  Revenues for this segment are primarily generated by the investment advisory fees related to asset management services provided for individual and institutional investment portfolios, along with mutual funds.  Investment advisory fees are earned on assets held in managed or non-discretionary asset-based programs. These fees are computed based on balances either at the beginning of the quarter, the end of the quarter, or average daily assets. Asset balances are impacted by both the performance of the market and the new sales and redemptions of client accounts/funds. Rising markets have historically had a positive impact on investment advisory fee revenues as existing accounts increase in value, and individuals and institutions may commit incremental funds in rising markets.

Managed Programs

As of December 31, 2014, approximately 81% of investment advisory fees recorded in this segment are earned from assets held in managed programs.  Of these revenues, approximately 60% of our investment advisory fees recorded in each quarter are determined based on balances at the beginning of a quarter, approximately 25% are based on balances at the end of the quarter and the remaining 15% are computed based on average assets throughout the quarter.

Index

The following table reflects fee-billable financial assets under management in managed programs at the dates indicated:

	December 31, 2014	September 30, 2014	December 31, 2013	September 30, 2013
	(in millions)
Financial assets under management:
Eagle Asset Management, Inc.	$28,234	$28,752	$29,478	$27,886
Raymond James Consulting Services	13,511	13,085	12,156	11,385
Unified Managed Accounts (“UMA”)	8,171	7,587	5,778	4,962
Freedom Accounts & other managed programs	20,721	19,944	17,992	16,555
Sub-total financial assets under management	70,637	69,368	65,404	60,788
Less: Assets managed for affiliated entities	(3,925)	(4,811)	(4,899)	(4,799)
Total financial assets under management	$66,712	$64,557	$60,505	$55,989

The following table summarizes the activity impacting the fee-billable financial assets under management in managed programs for the periods indicated:

	Three months ended December 31,
	2014		2013
	(in millions)
Financial assets under management at beginning of period	$69,368		$60,788
Net inflows of client assets	713		1,233
Net market appreciation in asset values	1,608		3,383
Other	(1,052)	(1)	—
Financial assets under management at end of period	$70,637		$65,404

(1)
During the quarter ended December 31, 2014, certain assets that were previously included in Eagle Asset Management, Inc programs were transferred into non-discretionary asset-based programs. The inflow of assets into the non-discretionary asset-based programs is reflected in the following table.

Non-discretionary asset-based programs

As of December 31, 2014, approximately 19% of investment advisory fees revenue recorded in this segment are earned for administrative services on assets held in certain non-discretionary asset-based programs. Such assets totaled $85.8 billion, $81.3 billion, and $71.2 billion as of December 31, 2014, September 30, 2014, and December 31, 2013, respectively. All investment advisory fees associated with these programs are determined based on balances at the beginning of the quarter.

The following table summarizes the activity impacting the fee-billable financial assets in non-discretionary asset-based programs for the periods indicated:

	Three months ended December 31,
	2014		2013
	(in millions)
Assets in non-discretionary asset-based programs at beginning of period	$81,301		$64,681
Net inflows of client assets	2,863		2,660
Net market appreciation in asset values	542		3,857
Other	1,052	(1)	—
Assets in non-discretionary asset-based programs at end of period	$85,758		$71,198

(1)
As noted in the table of activity in the financial assets under management in managed programs above, certain assets previously included in Eagle Asset Management, Inc. managed programs were transferred into non-discretionary asset-based programs during the quarter ended December 31, 2014.

Index

Quarter ended December 31, 2014 compared with the quarter ended December 31, 2013 – Asset Management

Pre-tax income in the Asset Management segment increased $8 million, or 25%, over the prior year quarter.

Investment advisory fee revenue increased by $4 million, or 4%, over the prior year quarter primarily generated by an increase in assets under management. Performance fees, which are earned by managed funds for exceeding certain performance targets, amounted to $5 million in the current period, a decrease of $5 million from the amount earned in the prior year period. Financial assets under management in managed programs have increased $6.2 billion, or 10%, since the prior year resulting from a combination of net inflows of client assets and market appreciation.

Expenses decreased by approximately $2 million, or 3%, primarily resulting from a $6 million, or 21%, decrease in administrative and incentive compensation expenses, offset by a $3 million, or 27%, increase in investment sub-advisory fees and a $1 million, or 19%, increase in communications and information processing expense.  The decrease in administrative and incentive compensation expenses results primarily from the reduced level of performance fee revenues generated in the current year compared to the prior year period and the reversal of certain incentive compensation expense accruals for associates who are no longer with the firm. The lower performance fee results in lower incentive compensation. The increase in investment sub-advisory fee expenses are primarily attributable to increased fees paid to external managers for Raymond James Consulting Services and UMA programs, which have both experienced increases in asset levels compared to the prior year period. The increase in communications and information processing expense results from additional costs associated with supporting the steadily increasing levels of assets under management as well as the growth in asset levels in our non-discretionary asset-based programs.

Noncontrolling interests includes the impact of the consolidation of certain subsidiary investment advisors and other subsidiaries. The portion of net income attributable to noncontrolling interests decreased $2 million compared to the prior year period primarily as a result of a reduction in the amount of performance fee revenues earned in the current period that are attributable to others.

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the periods indicated:

	Three months ended December 31,
	2014	% change	2013
	($ in thousands)
Revenues:
Interest income	$99,160	18%	$84,059
Interest expense	(2,438)	25%	(1,945)
Net interest income	96,722	18%	82,114
Other income	3,796	NM	(186)
Net revenues	100,518	23%	81,928

Non-interest expenses:
Compensation and benefits	6,281	—	6,282
Communications and information processing	1,184	73%	685
Occupancy and equipment	322	5%	306
Loan loss provision	9,365	472%	1,636
FDIC insurance premiums	2,899	39%	2,082
Affiliate deposit account servicing fees	8,316	(2)%	8,463
Other	7,795	44%	5,416
Total non-interest expenses	36,162	45%	24,870
Pre-tax income	$64,356	13%	$57,058
RJ Bank is a national bank regulated by the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (the “Fed”), the FDIC, and the Consumer Financial Protection Bureau (“CFPB”). RJ Bank provides corporate loans, residential loans and securities based loans, as well as FDIC insured deposit accounts, to clients of our broker-dealer subsidiaries and to the general public.  RJ Bank is active in corporate loan syndications and participations.  RJ Bank generates net interest revenue principally through the interest income earned on loans and investments, which is offset by the interest expense it pays on client deposits and on its borrowings.

Index

The tables below present certain credit quality trends for corporate loans, residential loans, tax-exempt loans, and SBL and other consumer loans:

	Three months ended December 31,
	2014	2013
	(in thousands)
Net loan (charge-offs)/recoveries:
C&I loans	$(238)	$(36)
CRE loans	—	80
Residential mortgage loans	350	235
SBL	8	12
Total	$120	$291

	December 31, 2014	September 30, 2014
	(in thousands)
Allowance for loan losses:
Loans held for investment:
C&I loans	$109,582	$103,179
CRE construction loans	1,709	1,594
CRE loans	25,095	25,022
Tax-exempt loans	2,738	1,380
Residential mortgage loans	15,319	14,350
SBL	2,324	2,049
Total	$156,767	$147,574

Nonperforming assets:
Nonperforming loans:
CRE loans	$17,440	$18,876
Residential mortgage loans:
Residential mortgage loans	58,426	61,391
Home equity loans/lines	287	398
Total nonperforming loans	76,153	80,665
Other real estate owned:
Residential first mortgage	5,421	5,380
Total other real estate owned	5,421	5,380
Total nonperforming assets	$81,574	$86,045
Total nonperforming assets, net as a % of RJ Bank total assets	0.60%	0.69%

Total loans:
Loans held for sale, net(1)	$145,132	$45,988
Loans held for investment:
C&I loans	6,767,827	6,422,347
CRE construction loans	100,710	94,195
CRE loans	1,613,443	1,689,163
Tax-exempt loans	242,029	122,218
Residential mortgage loans	1,971,734	1,751,747
SBL	1,161,000	1,023,748
Net unearned income and deferred expenses	(35,222)	(37,533)
Total loans held for investment	11,821,521	11,065,885
Total loans	$11,966,653	$11,111,873

(1)	Net of unearned income and deferred expenses.

Index

The following table presents RJ Bank’s allowance for loan losses by loan category:

	December 31, 2014		September 30, 2014
	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable
	($ in thousands)
Loans held for sale	$—	1%	$—	—
C&I loans	93,233	47%	87,551	49%
CRE construction loans	1,394	1%	1,307	1%
CRE loans	20,708	12%	21,061	13%
Tax-exempt loans	2,738	2%	1,380	1%
Residential mortgage loans	15,309	16%	14,340	16%
SBL	2,320	10%	2,044	9%
Foreign loans	21,065	11%	19,891	11%
Total	$156,767	100%	$147,574	100%

Information on foreign assets held by RJ Bank:

Changes in the allowance for loan losses with respect to loans RJ Bank has made to borrowers who are not domiciled in the U.S. are as follows:

	Three months ended December 31,
	2014	2013
	(in thousands)
Allowance for loan losses attributable to foreign loans, beginning of period:	$19,891	$17,299
Provision for loan losses - foreign loans	1,466	1,578
Foreign exchange translation adjustment	(292)	(304)
Allowance for loan losses attributable to foreign loans, end of period	$21,065	$18,573

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

	Banks	C&I loans	CRE construction loans	CRE loans	Residential mortgage loans	SBL	Total cross-border outstandings (1)
	(in thousands)
December 31, 2014:

Canada	$80,980	$385,357	$—	$92,682	$582	$338	$559,939

September 30, 2014:

Canada	$64,363	$397,743	$—	$112,325	$586	$37	$575,054

(1)	Excludes any hedged, non-U.S. currency amounts.

Quarter ended December 31, 2014 compared with the quarter ended December 31, 2013 – RJ Bank

Pre-tax income generated by the RJ Bank segment increased $7 million, or 13%.  The increase in pre-tax income was primarily attributable to a $19 million, or 23%, increase in net revenues offset by an increase of $8 million, or 472%, in the provision for loan losses and a $4 million, or 15%, increase in non-interest expenses. The increase in net revenues was attributable to a $15 million increase in net interest income and a $4 million increase in other income.

Index

The $15 million increase in net interest income was the result of a $1.9 billion increase in average interest-earning banking assets. The increase in average interest-earning banking assets was primarily driven by a $2.4 billion increase in average loans. Average corporate loans increased $1.9 billion, or 28%, and average SBL increased $491 million, or 82%. The yield on interest-earning banking assets increased slightly to 3.12% from 3.11% due to a change in the mix of average interest-earning assets to more, higher yielding loans versus lower yielding cash. The loan portfolio yield decreased to 3.32% from 3.49%. This decline was due primarily to lower yields on new loans and on the refinancing of existing loans at lower rates as well as a reduction in the corporate loan portfolio yield resulting from lower corporate loan fee income. In addition, the residential mortgage loan portfolio yield declined due to adjustable rate loans resetting at lower rates. The net interest margin was flat to the prior year at 3.04%.

Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $1.8 billion to $11.3 billion.

The increase in other income as compared to the prior year was primarily due to a decrease of $2 million in foreign currency losses, a $1 million increase in bank-owned life insurance income, and a $1 million increase resulting from held for sale loan activities and net gains from the sale of residential foreclosed properties.

The increase in provision for loan losses resulted from significant growth in both the corporate and residential mortgage loan portfolios as compared to the prior year quarter, which was partially offset by a substantial decrease in corporate criticized loans, and the continued reduction in delinquent residential mortgage loans. These credit characteristics reflect the positive impact from improved economic conditions.
The $4 million increase in non-interest expenses (excluding provision for loan losses) as compared to the prior year quarter was primarily attributable to a $1 million, or 39%, increase in FDIC insurance premiums, a $1 million, or 137%, increase in expense related to the reserve for unfunded lending commitments, a $1 million increase in SBL affiliate fees, and a $1 million increase in communications and information processing expense.

Index

The following table presents average balance, interest income and expense, the related interest yields and rates, and interest spreads for RJ Bank for the periods indicated:

	Three months ended December 31,
	2014			2013
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income (1)
Loans held for sale - all domestic	$102,847	$678	2.62%	$139,152	$822	2.34%
Loans held for investment:
Domestic:
C&I loans	5,543,542	49,977	3.55%	4,423,807	42,809	3.81%
CRE construction loans	89,804	956	4.16%	23,124	321	5.43%
CRE loans	1,429,400	10,506	2.88%	1,115,246	8,489	2.98%
Tax-exempt loans (2)	138,808	1,116	4.95%	—	—	—
Residential mortgage loans	1,797,952	12,781	2.78%	1,748,444	13,041	2.92%
SBL	1,085,501	7,567	2.73%	594,357	4,288	2.82%
Foreign:
C&I loans	1,060,128	10,613	3.92%	880,414	9,172	4.08%
CRE construction loans	16,499	220	5.22%	35,520	416	4.59%
CRE loans	240,512	2,309	3.76%	181,727	1,820	3.92%
Residential mortgage loans	2,225	17	2.97%	1,857	15	3.07%
SBL	2,040	18	3.44%	1,717	16	3.74%
Total loans, net	11,509,258	96,758	3.32%	9,145,365	81,209	3.49%
Agency MBS	261,466	589	0.90%	319,501	689	0.86%
Non-agency CMOs	97,459	576	2.36%	140,638	906	2.58%
Cash and cash equivalents	596,377	320	0.21%	939,242	655	0.27%
FHLB stock, Federal Reserve Bank of Atlanta (“FRB”) stock, and other	104,619	917	3.48%	79,761	600	2.99%
Total interest-earning banking assets	12,569,179	$99,160	3.12%	10,624,507	$84,059	3.11%
Non-interest-earning banking assets:
Allowance for loan losses	(150,700)			(137,554)
Unrealized loss on available for sale securities	(5,733)			(11,838)
Other assets	312,488			250,500
Total non-interest-earning banking assets	156,055			101,108
Total banking assets	$12,725,234			$10,725,615

(continued on next page)

Index

	Three months ended December 31,
	2014			2013
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	(continued from previous page)
	($ in thousands)
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$345,493	$1,524	1.75%	$320,037	$1,548	1.92%
Money market, savings, and NOW accounts	10,278,159	613	0.02%	9,166,607	397	0.02%
FHLB advances and other	713,917	301	0.17%	94,116	—	—
Total interest-bearing banking liabilities	11,337,569	$2,438	0.09%	9,580,760	$1,945	0.08%
Non-interest-bearing banking liabilities	51,167			30,303
Total banking liabilities	11,388,736			9,611,063
Total banking shareholders’ equity	1,336,498			1,114,552
Total banking liabilities and shareholders’ equity	$12,725,234			$10,725,615
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,231,610	$96,722		$1,043,747	$82,114

Bank net interest:
Spread			3.03%			3.03%
Margin (net yield on interest-earning banking assets)			3.04%			3.04%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			110.86%			110.89%
Annualized return on average:
Total banking assets			1.32%			1.37%
Total banking shareholders’ equity			12.54%			13.17%
Average equity to average total banking assets			10.50%			10.39%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended December 31, 2014 and 2013 was $8 million in each respective period.

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
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale - all domestic	$(214)	$70	$(144)
Loans held for investment:
Domestic:
C&I loans	10,836	(3,668)	7,168
CRE construction loans	926	(291)	635
CRE loans	2,391	(374)	2,017
Tax-exempt loans	1,116	—	1,116
Residential mortgage loans	369	(629)	(260)
SBL	3,543	(264)	3,279
Foreign:
C&I loans	1,872	(431)	1,441
CRE construction loans	(223)	27	(196)
CRE loans	589	(100)	489
Residential mortgage loans	3	(1)	2
SBL	3	(1)	2
Agency MBS	(125)	25	(100)
Non-agency CMOs	(278)	(52)	(330)
Cash and cash equivalents	(239)	(96)	(335)
FHLB stock, FRB stock, and other	187	130	317
Total interest-earning banking assets	20,756	(5,655)	15,101

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	123	(147)	(24)
Money market, savings and NOW accounts	48	168	216
FHLB advances and other	301	—	301
Total interest-bearing banking liabilities	472	21	493
Change in net interest income	$20,284	$(5,676)	$14,608

Index

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the periods indicated:

	Three months ended December 31,
	2014	% change	2013
	($ in thousands)
Revenues:
Interest income	$3,158	(11)%	$3,549
Investment advisory fees	294	4%	283
Other	6,314	(61)%	16,257
Total revenues	9,766	(51)%	20,089

Interest expense	(19,378)	1%	(19,269)
Net revenues	(9,612)	NM	820

Non-interest expenses:
Compensation and other	9,340	(2)%	9,491
Acquisition related expenses	—		—
Total non-interest expenses	9,340	(2)%	9,491
Loss before taxes and including noncontrolling interests	(18,952)	(119)%	(8,671)
Noncontrolling interests	2,689		6,254
Pre-tax loss excluding noncontrolling interests	$(21,641)	(45)%	$(14,925)

This segment includes our principal capital and private equity activities as well as various corporate overhead costs of RJF including the interest cost on our public debt.

Quarter ended December 31, 2014 compared with the quarter ended December 31, 2013 – Other

The pre-tax loss generated by this segment increased by approximately $7 million, or 45%.

Net revenues in this segment decreased $10 million. The decrease is attributable to the prior year period $5.5 million gain resulting from the redemption of Jefferson County Alabama Sewer Revenue Refunding Warrants ARS that did not recur in the current period, and a decrease in gains generated in our private equity portfolio.

The portion of revenue attributable to noncontrolling interests decreased $4 million compared to the prior year period. Given the decrease in gains generated in our private equity portfolio, the portion of such gains attributable to others also decreased.

Index

Certain statistical disclosures by bank holding companies

As a financial holding company, we are required to provide certain statistical disclosures by bank holding companies pursuant to the Securities and Exchange Commission’s Industry Guide 3.  Certain of those disclosures are as follows for the periods indicated:

	For the three months ended December 31,
	2014	2013

RJF return on assets (1)	2.1%	2.1%
RJF return on equity (2)	12.0%	12.5%
Equity to assets (3)	18.9%	18.0%
Dividend payout ratio(4)	20.7%	19.8%

(1)
Computed as net income attributable to RJF for the period indicated, divided by average assets (the sum of total assets at the beginning and end of the period, divided by two) the product of which is then annualized.

(2)
Computed by utilizing the net income attributable to RJF for the period indicated, divided by the average equity attributable to RJF (which is computed by adding the total equity attributable to RJF as of the date indicated plus the immediately preceding September 30 amount for the respective period divided by two). The result is then annualized.

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

Cash provided by operating activities during the three months ended December 31, 2014 was $240 million. Cash generated by successful operating results over the period resulted in a $163 million increase in cash.  Significant changes in various other asset and liability balances which impact cash include: a $260 million increase in cash resulting from lower brokerage client receivables and other accounts receivable, a decrease in securities purchased under agreements to resell and other collateralized financings net of securities sold under agreements to repurchase resulted in a $154 million increase in operating cash, and a $129 million decrease in assets segregated pursuant to regulations and other segregated assets, which results in an increase in cash. Partially offsetting these activities, decreases in cash resulted from the following activities: we used $225 million in operating cash as the accrued compensation, commissions and benefits decreased, primarily resulting from the annual payment of certain incentive awards. Brokerage client payables and other accounts payable decreased $92 million which results in a decrease in cash. Purchases and originations of loans held for sale, net of proceeds from sales and securitizations, resulted in a $80 million decrease in operating cash. A decrease in the stock loaned, net of stock borrowed balances resulted in a $79 million decrease in operating cash, and we used $28 million in cash to fund loans provided to financial advisors, net of repayments. All other components of operating activities combined to net a $38 million source of cash.

Index

Investing activities resulted in the use of $765 million of cash during the three months ended December 31, 2014.  The primary investing activity was the use of $752 million in cash to fund an increase in bank loans, net of proceeds from sales of loans held for investment.  All other components of investing activities combined to net a $13 million use of cash.

Financing activities provided $990 million of cash during the three months ended December 31, 2014.  Increases in RJ Bank deposits provided $1.1 billion. Repayments of borrowed funds, net of proceeds from borrowings, resulted in a $51 million decrease in cash. We used $24 million in payment of dividends to our shareholders. All other components of financing activities combined to net a $5 million source of cash.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities, should provide adequate funds for continuing operations at current levels of activity.

Sources of Liquidity

Approximately $1.17 billion of our total December 31, 2014 cash and cash equivalents (a portion of which is invested on behalf of the parent company by RJ&A, and a portion of which is maintained in a deposit account at RJ Bank) was available to us without restrictions. The cash and cash equivalents held were as follows:

Cash and cash equivalents:	December 31, 2014
(in thousands)
RJF (1)	$643,786
RJ&A(2)	730,178
RJ Bank	734,785
RJ Ltd.	274,650
Other subsidiaries	265,986
Total cash and cash equivalents	$2,649,385

(1)
RJF maintains a depository account at RJ Bank which has a balance of $350 million as of December 31, 2014. This cash balance is reflected in the RJF total, and is excluded from the RJ Bank total, since this balance is available to RJF on-demand and without restriction.

(2)	RJF has loaned $565 million to RJ&A as of December 31, 2014, which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

In addition to the liquidity on hand described above, we have other various potential sources of liquidity which are described below.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A and RJ Bank.

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from client transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At December 31, 2014, RJ&A significantly exceeded both the minimum regulatory and its financing covenants net capital requirements. At that date, RJ&A had excess net capital of approximately $426 million, of which approximately $181 million is available for dividend while still maintaining the internally-imposed minimum net capital ratio of 15% of aggregate debit items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without Financial Industry Regulatory Authority (“FINRA”) approval.

RJ Bank may pay dividends to the parent company without the prior approval of its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted capital to risk-weighted assets ratios. At December 31, 2014, RJ Bank had approximately $17 million of capital in excess of the amount it would need at December 31, 2014 to maintain its targeted total capital to risk-weighted assets ratio of 12.5%.

Liquidity available to us from our subsidiaries, other than RJ&A and RJ Bank, is relatively insignificant and in certain instances may be subject to regulatory requirements.

Index

Borrowings and Financing Arrangements

The following table presents our financing arrangements with third party lenders that we generally utilize to finance a portion of our fixed income securities trading instruments held, and the outstanding balances related thereto, as of December 31, 2014:

	Committed secured(1)		Uncommitted secured (1)(2)		Uncommitted unsecured (1)(2)		Total
	Financing amount	Outstanding balance	Financing amount	Outstanding balance	Financing amount	Outstanding balance	Financing amount	Outstanding balance
	($ in thousands)
RJ&A	$300,000	$120,000	$1,750,000	$159,106	$375,000	$—	$2,425,000	$279,106
RJ Ltd. (3)	—	—	38,480	—	—	—	38,480	—
RJ Securities, Inc. (4)	91,496	5,000	—	—	—	—	91,496	5,000
RJF	—	—	—	—	100,000	—	100,000	—
Total	$391,496	$125,000	$1,788,480	$159,106	$475,000	$—	$2,654,976	$284,106
Total number of agreements	4		7		8		19

(1)	Our ability to borrow is dependent upon compliance with the conditions in the various committed loan agreements and collateral eligibility requirements.

(2)	Lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

(3)
This financing arrangement is primarily denominated in Canadian currency, amounts presented in the table have been converted to U.S. dollars at the currency exchange rate in effect as of December 31, 2014.

(4)
RJ Securities, Inc. is the borrower under the Regions Credit Facility, see Note 11 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for discussion of the terms of this committed secured borrowing facility. This borrowing facility is scheduled to terminate in April 2015, and at the present time we do not intend to renew or replace this facility once it expires.

The committed domestic financing arrangements are in the form of either tri-party repurchase agreements or a secured line of credit.  The uncommitted domestic financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit.

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $12 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. Borrowings outstanding on these lines of credit as of December 31, 2014 amounted to approximately $400 thousand.

RJ Bank had $500 million in FHLB borrowings outstanding at December 31, 2014, comprised of two $250 million floating- rate advances, both of which are secured by a blanket lien on RJ Bank’s residential loan portfolio (see Note 11 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these borrowings). The interest rate applicable to the FHLB advances resets on either a monthly or a quarterly basis. RJ Bank has the option to prepay each advance without penalty on each interest reset date. RJ Bank has $721 million in immediate credit available from the FHLB as of December 31, 2014 and total available credit of 30% of total assets, with the pledge of additional collateral to the FHLB. On October 9, 2013, RJ Bank entered into a forward-starting advance transaction with the FHLB to borrow $25 million on October 13, 2015. Once funded, this borrowing will bear interest at the rate of 3.4%, and will mature on October 13, 2020.

RJ Bank is eligible to participate in the Fed’s discount-window program; however, RJ Bank does not view borrowings from the Fed as a primary means of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and would be secured by pledged C&I loans.

From time to time we purchase short-term securities under agreements to resell (“Reverse Repurchase Agreements”) and sell securities under agreements to repurchase (“Repurchase Agreements”).  We account for each of these types of transactions as collateralized financings with the outstanding balances on the Repurchase Agreements included in securities sold under agreements to repurchase. At December 31, 2014, collateralized financings outstanding in the amount of $337 million are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. Of this total, outstanding balances on the committed and uncommitted Repurchase Agreements (which are reflected in the table of domestic financing arrangements above) were $120 million and $59 million, respectively, as of December 31, 2014.  Such

Index

financings are generally collateralized by non-customer, RJ&A owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 133% of the amount financed.

The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period end balances for Repurchase Agreements and Reverse Repurchase Agreements of RJF are as follows:

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended:	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
	(in thousands)
December 31, 2014	$252,981	$337,107	$337,107	$479,851	$576,249	$384,129
September 30, 2014	238,841	260,323	244,495	458,158	495,286	446,016
June 30, 2014	371,573	420,327	286,924	556,806	707,170	508,005
March 31, 2014	316,581	377,677	377,677	685,402	674,694	637,486
December 31, 2013	328,867	363,845	345,701	642,940	658,244	638,893

At December 31, 2014, in addition to the financing arrangements described above, we had corporate debt of $1.19 billion. The balance is comprised of $350 million outstanding on our 6.90% senior notes due 2042, $249 million outstanding on our 5.625% senior notes due 2024, $300 million outstanding on our 8.60% senior notes due August 2019, $250 million outstanding on our 4.25% senior notes due April 2016 and $41 million outstanding on a 5.7% mortgage loan for our home-office complex.

Our current senior long-term debt ratings are:

Rating Agency	Rating	Outlook
Standard & Poor’s Ratings Services (“S&P”)	BBB	Positive
Moody’s Investors Service (“Moody’s”)	Baa2	Stable

The S&P rating and outlook reflected above are as presented in their December, 2014 report.

The Moody’s rating and outlook reflected above are as presented in their January, 2015 report.

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

Should our credit rating be downgraded prior to a public debt offering it is probable that we would have to offer a higher rate of interest to bond holders.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable.  One of our committed secured financing agreements, which has a maximum borrowing amount of $100 million, includes as an event of default the failure of RJF (as a guarantor of the repayment of the loan) to maintain an investment grade rating on its unsecured senior debt.  Otherwise, none of our credit agreements contain a condition or event of default related to our credit ratings.  A downgrade below investment grade could also result in the termination of certain derivative contracts and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions (see Note 12 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information). A credit downgrade could create a reputational issue and could also result in certain counterparties limiting their business with us, result in negative comments by analysts and potentially impact investor perception of us, and resultantly impact our stock price and/or our clients’ perception of us.

Index

Other sources of liquidity

We own life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. The policies which we could readily borrow against have a cash surrender value of approximately $251 million as of December 31, 2014 and we are able to borrow up to 90%, or $226 million of the December 31, 2014 total, without restriction.  There are no borrowings outstanding against any of these policies as of December 31, 2014.

On May 24, 2012 we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune.

See the “contractual obligations” section below for information regarding our contractual obligations.

Potential impact of Morgan Keegan matters subject to indemnification by Regions on our liquidity

As more fully described in Note 3 on pages 118 - 119 of our 2014 Form 10-K, on January 11, 2012, RJF entered into a Stock Purchase Agreement (“SPA”) to acquire all of the issued and outstanding shares of Morgan Keegan from Regions.  On April 2, 2012, we completed the purchase transaction. Under the terms of the SPA, in addition to customary indemnity for breaches of representations and warranties and covenants, the SPA also provides that Regions will indemnify RJF for losses incurred in connection with any litigation or similar matter related to pre-closing activities. As a result of these indemnifications, we do not anticipate the resolution of any pre-Closing Date Morgan Keegan litigation matters to negatively impact our liquidity (see Note 15 of the Notes to Condensed Consolidated Financial Statements, and Part II Item 1 - Legal Proceedings, in this Form 10-Q for further information regarding the indemnifications and the nature of the pre-Closing Date matters).

Potential impact of on our liquidity from the scheduled maturity of corporate debt

One of our senior note issuances, the 4.25% senior notes with an aggregate principal amount of $250 million, matures in April 2016. At the present time, we do not intend to refinance this offering on or prior to its maturity date. Should we ultimately elect not to refinance, the repayment of the principal on the maturity date would reduce our liquidity.

Statement of financial condition analysis

The assets on our condensed consolidated statement of financial condition consist primarily of cash and cash equivalents (a large portion of which is segregated for the benefit of customers), receivables including bank loans, financial instruments held for either trading purposes or as investments, and other assets.  A significant portion of our assets are liquid in nature, providing us with flexibility in financing our business.  Total assets of $24.3 billion at December 31, 2014 are approximately $928 million, or 4% greater than our total assets as of September 30, 2014. Net bank loans receivable increased $846 million due to the substantial growth of RJ Bank’s net loan portfolio during the current period. Additionally, cash and cash equivalents increased $450 million, refer to the discussion of the various sources and uses of cash during the period in the preceding liquidity and capital resources section of this MD&A.

As of December 31, 2014, our liabilities of $19.7 billion were $803 million, or 4.2% more than our liabilities as of September 30, 2014. The increase in liabilities at December 31, 2014 compared to September 30, 2014 is primarily due to a $1.1 billion increase in bank deposit liabilities. Offsetting the increase, accrued compensation, commissions and benefits decreased by $225 million primarily resulting from the annual payment of certain incentive compensation during the current period.

Contractual obligations

As of December 31, 2014 and since September 30, 2014, there have been no material changes in our contractual obligations presented on page 67 of our 2014 Form 10-K, other than in the ordinary course of business. See Note 15 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, for additional information regarding certain commitments as of December 31, 2014.

Index

Regulatory

The following discussion should be read in conjunction with the description of the regulatory framework applicable to the financial services industry and relevant to us as described in the Regulation section of Item 1 on pages 10 - 13 of our 2014 Form 10-K, and the Regulatory section on pages 68 - 69 of our 2014 Form 10-K.

In July 2013, the OCC, the FRB, and the FDIC released final United States Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Wall Street Reform & Consumer Protection Act (“Dodd-Frank Act”). The rule increases the quantity and quality of regulatory capital, establishes a capital conservation buffer, and makes selected changes to the calculation of risk-weighted assets, all of which are applicable to both RJF and RJ Bank. The rule became effective for RJF and RJ Bank on January 1, 2015, subject to a transition period for several aspects of the rule, including the capital conservation buffer and certain regulatory capital adjustments and deductions. RJF and RJ Bank’s regulatory capital as of March 31, 2015 will be computed in accordance with the new rules. Based on our current analyses, we believe that RJF and RJ Bank will continue to meet all capital adequacy requirements under the new rules, however in the future, the increased capital requirements could restrict our ability to grow during favorable market conditions or require us to raise additional capital.

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

The final Volcker Rule prohibits Regulated Entities from engaging in “proprietary trading” and imposes limitations on the extent to which Regulated Entities are permitted to invest in certain “covered funds” (i.e. hedge funds and private equity funds) and requires that such investments be deducted from Tier 1 Capital. It limits a Regulated Entity’s aggregate ownership in hedge funds and private equity funds to three percent of Tier I capital, although the impact of such limit to RJF’s investment portfolio is subject to further analysis. Additionally, Regulated Entities are prohibited from owning three percent or more of any single fund. Congress provided an exemption for certain permitted activities of Regulated Entities, such as underwriting, market making, and asset management.

The final Volcker Rules became effective as of April 1, 2014 and, as amended in December 2014, gives Regulated Entities until July 21, 2016, to conform investments in and relationships with covered funds that were in place prior to December 31, 2013 (“Legacy Covered Funds”). The Fed has announced its intention to act in the coming year to grant Regulated Entities an additional one-year extension of the conformance period until July 21, 2017, to conform ownership interests in and relationships with Legacy Covered Funds. We currently maintain investments in selected private equity and merchant banking entities, some of which may meet the definition of “covered funds” and therefore be subject to certain limitations. The recent extension of the conformance deadline provides us additional time to assess our holdings in the context of the new regulations and execute appropriate strategies to be in conformance with the regulations as of the conformance deadline.

Other than the preceding paragraph, there are no additional updates to any of the other aspects of the Dodd-Frank Act which are described on pages 10 - 12 of our 2014 Form 10-K. Because of the nature of our business and our business practices, our latest expectation remains that we do not anticipate the Dodd-Frank Act to have a significant direct impact on our operations as a whole. However, because some of the regulations have yet to be adopted by various regulatory agencies, the specific impact on some of our businesses remains uncertain.

RJ&A, RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of December 31, 2014.

RJ Ltd. is subject to the Minimum Capital Rule (Dealer Member Rule No. 17 of the Investment Industry Regulatory Organization of Canada (“IIROC”)). See the discussion in Note 26 on page 180 of our 2014 Form 10-K where these rules are described. RJ Ltd. is not, and has not been, in Early Warning Level 1 or Level 2 as of or during the three months ended December 31, 2014.

RJF and RJ Bank are subject to various regulatory and capital requirements. Under the regulatory framework for prompt corrective action, RJF and RJ Bank met the requirements to be categorized as “well capitalized” as of December 31, 2014. One of RJ Bank’s U.S. subsidiaries is an agreement corporation and is subject to regulation by the Fed. As of December 31, 2014, this RJ Bank subsidiary met the capital adequacy guideline requirements.

Index

See Note 19 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on regulatory and capital requirements.

Critical accounting estimates

The condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during any reporting period in our condensed consolidated financial statements. For a description of our accounting policies, see Note 2 of the Notes to the Consolidated Financial Statements on pages 100 - 118 of our 2014 Form 10-K, as well as Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

We believe that of our significant accounting estimates and assumptions, those described below involve a high degree of judgment and complexity. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the condensed consolidated financial statements. Therefore, understanding these critical accounting estimates is important in understanding the reported results of our operations and our financial position.

Valuation of financial instruments, investments and other assets

The use of fair value to measure financial instruments, with related gains or losses recognized in our Condensed Consolidated Statements of Income and Comprehensive Income, is fundamental to our financial statements and our risk management processes. See Note 2 on pages 102 - 107 of our 2014 Form 10-K for a discussion of our fair value accounting policies regarding financial instruments owned and financial instruments sold but not yet purchased. Since September 30, 2014, we have not implemented any material changes in the accounting policies described therein during the period covered by this report.

“Trading instruments” and “available for sale securities” are reflected in the Condensed Consolidated Statements of Financial Condition at fair value or amounts that approximate fair value. Unrealized gains and losses related to these financial instruments are reflected in our net income or our total comprehensive income, depending on the underlying purpose of the instrument.

As of December 31, 2014, 8.1% of our total assets and 3% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $417 million as of December 31, 2014 and represent 21% of our assets measured at fair value. Our private equity investments comprise $209 million, or 50%, and our ARS positions comprise $199 million, or 48%, of the Level 3 assets as of December 31, 2014, respectively.  Level 3 assets represent 9.1% of total equity as of December 31, 2014.

Financial instruments which are liabilities categorized as Level 3 amount to $58 thousand as of December 31, 2014 and represent less than 1% of liabilities measured at fair value.

See Notes 4, 5, 6 and 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our financial instruments.

Goodwill impairment

Goodwill, under GAAP, must be allocated to reporting units and tested for impairment at least annually. The annual goodwill impairment testing involves the application of significant management judgment, especially when estimating the fair value of its reporting units. For a discussion of our goodwill accounting policies, see Note 2 on page 113 of our 2014 Form 10-K.

We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  We have elected December 31 as our annual goodwill impairment evaluation date. We performed our latest annual goodwill impairment testing during the quarter ended March 31, 2014. In that testing, we performed a qualitative assessment evaluating the balances as of December 31, 2013 for each reporting unit that includes an allocation of goodwill to determine whether it is more likely than not that the carrying value of such reporting unit, including the recorded goodwill, is in excess of the fair value of the reporting unit. In any instance in which we are unable to qualitatively conclude that it is more likely than not that the fair value of the reporting unit exceeds the reporting unit carrying value including goodwill, a quantitative analysis of the fair value of the reporting unit would be performed. Based upon the outcome of our qualitative assessment, we determined that no quantitative analysis of the fair value of any reporting unit as of December 31, 2013 was required, and we concluded that none of the goodwill allocated to any of our reporting units as of December

Index

31, 2013 was impaired. No events have occurred since December 31, 2013 that would cause us to update our latest annual impairment testing.

Loss provisions

Refer to the discussion of loss provisions in Item 7 on page 74 of our 2014 Form 10-K.

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio. See the discussion regarding RJ Bank’s methodology in estimating its allowance for loan losses in Item 7A - Credit Risk, on pages 81 - 89 of our 2014 Form 10-K.

At December 31, 2014, the amortized cost of all RJ Bank loans was $12 billion and an allowance for loan losses of $157 million was recorded against that balance. The total allowance for loan losses is equal to 1.33% of the amortized cost of the loan portfolio.

RJ Bank’s process of evaluating its probable loan losses includes a complex analysis of several quantitative and qualitative factors, requiring a substantial amount of judgment. Due to the uncertainty associated with this subjectivity, our underlying assumptions and judgments could prove to be inaccurate, and the allowance for loan losses could then be insufficient to cover actual losses. In such an event, any losses would result in a decrease in our net income as well as a decrease in the level of regulatory capital at RJ Bank.

Income taxes

For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see the income taxes section of Item 7 on page 75 of our 2014 Form 10-K.

Effects of recently issued accounting standards, and accounting standards not yet adopted

In March 2013, the FASB issued new guidance intended to clarify the applicable guidance for the release of the cumulative translation adjustment when either an entity ceases to have a controlling financial interest in a subsidiary or involving an equity method investment that is a foreign entity. The new guidance is intended to resolve the diversity in current practice in the accounting for the release of the cumulative translation adjustment into net income for sales or transfers of a controlling financial interest that is in a foreign entity. This new guidance first became effective for our financial report covering the quarter ended December 31, 2014. Given that this guidance applies to entity specific transactions and we have had no transactions during the quarter which it applies, this guidance has had no impact on our financial position or results of operations.

In June 2013, the FASB issued new guidance intended to amend the scope, measurement and disclosure requirements for investment companies.  The new guidance is intended to change the approach to the investment company assessment, clarify the characteristics of an investment company, require an investment company to measure noncontrolling ownership interests in other investment companies at fair value and requires additional disclosures about the investment company.  This new guidance became effective for our financial report covering the quarter ending December 31, 2014.  The adoption of this new guidance did not have any material impact on our financial position, results of operations or disclosures.

In January 2014, the FASB issued new guidance which allows investors in Low Income Housing Tax Credit (“LIHTC”) programs that meet specified conditions to present the net tax benefits (net of amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the specified conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including tax credits and other tax benefits as they are realized on the tax return. This new guidance is first effective for our financial report covering the quarter ending December 31, 2015, early adoption is permitted. Based upon the nature of our current investments in LIHTC programs, we do not expect to meet the specified conditions which allow for election of this accounting treatment and thus this new guidance is not anticipated to have any impact on our financial position and results of operations.

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

Index

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

In June 2014, the FASB issued amended guidance regarding “repo-to-maturity” transactions, as well as repurchase agreements and securities lending agreements accounted for as secured borrowings. The new guidance requires a transferor to disclose more information about certain transactions, including those in which it retains substantially all of the exposure to the economic returns of the underlying transferred asset over the transaction’s term. This new guidance is first effective for our interim financial report covering the quarter ending March 31, 2015, early adoption is not permitted. Based upon the nature of the terms of our repurchase agreement and securities lending agreement transactions, we do not anticipate that this new guidance will have any material impact on our financial position or results of operations.

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

In November 2014, the FASB issued guidance that provides an acquired entity with an option to apply pushdown accounting in its separate financial statements in the reporting period in which a change-in-control event occurs. This new guidance is effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-

Index

in-control events. The adoption of this guidance is not anticipated to have any impact on our consolidated financial statements or related disclosures, but could impact certain separately issued financial statements of our subsidiaries.

In January 2015, the FASB issued guidance that eliminates from GAAP the concept of extraordinary items. This new guidance is effective for us for our fiscal year commencing on October 1, 2016, however, early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this new guidance could impact certain presentations in our consolidated statements of income, depending upon the nature of future events and circumstances, but would not impact our determinations of net income presented in such statements.

Off-Balance Sheet arrangements

For information regarding our off-balance sheet arrangements, see Note 20 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, and Note 27 on pages 181 - 182 of the Notes to Consolidated Financial Statements in our 2014 Form 10-K.

Effects of inflation

For information regarding the effects of inflation on our business, see the Effects of Inflation section of Item 7 on page 77 of our 2014 Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

For a description of our risk management policies, including a discussion of our primary market risk exposures, which include market risk and interest rate risk, as well as a discussion of our equity price risk, foreign exchange risk, credit risk including a discussion of our loan underwriting policies and risk monitoring processes applicable to RJ Bank, liquidity risk, operational risk, and regulatory and legal risk and a discussion of how these exposures are managed, refer to Item 7A on pages 77 - 90 of our 2014 Form 10-K.

Market risk

Market risk is our risk of loss resulting from changes in interest rates and security prices. We have exposure to market risk primarily through our broker-dealer and banking operations. See page 77 of our 2014 Form 10-K for discussion of how we manage our market risk.

See Notes 4 and 5 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the fair value of trading inventories associated with our broker-dealer client facilitation, market-making and proprietary trading activities in addition to RJ Bank’s securitizations. See Note 6 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the fair value of available for sale securities.

Interest rate risk

We are exposed to interest rate risk as a result of our trading inventories (primarily comprised of fixed income instruments) in our capital markets segment, as well as our RJ Bank operations. See pages 77 - 80 of our 2014 Form 10-K for discussion of how we manage our interest rate risk.

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

Index

We have chosen the historical period of twelve months to be representative of the current interest rate and equity markets.  We utilize stress testing to complement our VaR analysis so as to measure risk under historical and hypothetical adverse scenarios.  VaR results are indicative of relatively recent changes in general interest rates and equity markets and are not designed to capture historical stress periods beyond the twelve month historical period. Back testing procedures performed include comparing projected VaR results to regulatory-defined daily trading losses, which excludes fees, commissions, reserves, net interest income, and intraday trading, as required by the Fed’s Market Risk Rule (“MRR”), which is also referred to as the “Risk-Based Capital Guidelines: Market Risk” rule released by the Fed, the OCC and the FDIC.  We then verify that the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three months ended December 31, 2014, the reported regulatory-defined daily loss in our trading portfolios did not exceed the predicted VaR.

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

The following table sets forth the high, low, and daily average VaR for all of our trading portfolios, including fixed income, equity, and derivative instruments, as of the period and dates indicated:

	Three months ended December 31, 2014			VaR at
	High	Low	Daily Average	December 31, 2014	September 30, 2014
	(in thousands)
Daily VaR	$619	$253	$434	$345	$565

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

Separately, RJF provides additional market risk disclosures to comply with the MRR. The results of the application of this market risk capital rule, also known as Basel 2.5, are available on our website under “Our Company - Financial Reports - Market Risk Rule Disclosure” within 45 days after the end of each of our reporting periods (the information on our website is not incorporated by reference into this report).

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS.  The MBS securities are issued on behalf of various state and local HFA’s (see further description of these activities in the Item 1 Business, Capital Markets, Trading section on page 6 of our 2014 Form 10-K). These activities result in exposure to interest rate risk. In order to hedge the interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into TBA security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future. See Note 15 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these activities and the related balances outstanding as of December 31, 2014.

Banking operations

RJ Bank maintains an earning asset portfolio that is comprised of C&I loans, tax-exempt loans, SBL, and commercial and residential real estate loans, as well as MBS, CMOs, Small Business Administration loan securitizations and a trading portfolio of corporate loans.  Those earning assets are funded by RJ Bank’s obligations to customers (i.e. customer deposits).  Based on its current earning asset portfolio, RJ Bank is subject to interest rate risk.  The current economic environment has led to an extended period of low market interest rates.  As a result, the majority of RJ Bank’s adjustable rate assets and liabilities have experienced a reduction in interest rate yields and costs that reflect these very low market interest rates.  During the current period, RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity, including the economic value of equity (“EVE”)

Index

are described in Item 7A on page 79 of our 2014 Form 10-K. There were no material changes to these methods during the three months ended December 31, 2014.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model:

Instantaneous changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)
+300	$474,280	6.02%
+200	$473,499	5.84%
+100	$474,456	6.06%
0	$447,353	—
-25	$433,262	(3.15)%

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

The following table presents an analysis of RJ Bank’s estimated EVE sensitivity based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model:

Instantaneous changes in rate	Projected change in EVE

+300	(9.12)%
+200	(4.39)%
+100	1.71%
0	—
-25	(3.64)%

Index

The following table shows the contractual maturities of RJ Bank’s loan portfolio at December 31, 2014, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One year or less	>One year – five years	> 5 years	Total(1)
	(in thousands)
Loans held for sale	$—	$149	$134,380	$134,529
Loans held for investment:
C&I loans	13,037	3,704,927	3,049,863	6,767,827
CRE construction loans	51,154	30,323	19,233	100,710
CRE loans	188,493	1,195,870	229,080	1,613,443
Tax-exempt loans	—	—	242,029	242,029
Residential mortgage loans	2,528	13,777	1,955,429	1,971,734
Consumer loans	1,154,953	6,004	43	1,161,000
Total loans held for investment	1,410,165	4,950,901	5,495,677	11,856,743
Total loans	$1,410,165	$4,951,050	$5,630,057	$11,991,272

(1)	Excludes any net unearned income and deferred expenses.

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2014:

	Interest rate type
	Fixed	Adjustable		Total(1)
	(in thousands)
Loans held for sale	$3,569	$130,960		$134,529
Loans held for investment:
C&I loans	8	6,754,782		6,754,790
CRE construction loans	—	49,556		49,556
CRE loans	15,873	1,409,077		1,424,950
Tax-exempt loans	242,029	—		242,029
Residential mortgage loans	249,763	1,719,443	(2)	1,969,206
Consumer loans	6,047	—		6,047
Total loans held for investment	513,720	9,932,858		10,446,578
Total loans	$517,289	$10,063,818		$10,581,107

(1)	Excludes any net unearned income and deferred expenses.

(2)	See the discussion within the “Risk Monitoring process” section of Item 3 in this Form 10-Q, for additional information regarding RJ Bank’s interest-only loan portfolio and related repricing schedule.

Equity price risk

We are exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A and RJ Ltd. RJ&A’s broker-dealer activities are primarily client-driven, with the objective of meeting clients’ needs while earning a trading profit to compensate for the risk associated with carrying inventory.  RJ Ltd. has a proprietary trading business; the average aggregate inventory of equity securities held for proprietary trading by RJ Ltd. during the three months ended December 31, 2014 was CDN $9.1 million.  We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.

Index

Foreign exchange risk

We are subject to foreign exchange risk due to certain loans denominated in Canadian currency, cash or financial instruments denominated in either euro’s or pound sterling that are held by one of our subsidiaries domiciled in Europe, and our investments in various foreign subsidiaries.

We have foreign exchange risk in our investment in RJ Ltd., of approximately CDN $249 million at December 31, 2014, which is not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in OCI on our Condensed Consolidated Statements of Income and Comprehensive Income.

To mitigate a portion of our risk associated with certain net investments in foreign subsidiaries, RJ Bank’s U.S. subsidiaries hedge the foreign exchange risk related to their investment in a Canadian subsidiary utilizing short-term, forward foreign exchange contracts.  These derivative agreements are primarily accounted for as net investment hedges in the consolidated financial statements. See Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information regarding these derivative contracts.

We have foreign exchange risk associated with our investment in subsidiaries located in the United Kingdom, Europe and South America. These investments are not hedged and are not material individually or in the aggregate.

Credit risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction, and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities. See further discussion of our credit risk on pages 81 - 85 of our 2014 Form 10-K.

RJ Bank has substantial corporate, SBL, and residential mortgage loan portfolios.  A significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector or sectors where RJ Bank has a concentration could result in large provisions for loan losses and/or charge-offs.

Several factors were taken into consideration in evaluating the allowance for loan losses at December 31, 2014, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. RJ Bank further stratified the performing residential mortgage loan portfolio based upon updated LTV estimates with higher reserve percentages allocated to the higher LTV loans. Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate. There was no material change in RJ Bank’s methodology for determining the allowance for loan losses during the three months ended December 31, 2014.

Index

Changes in the allowance for loan losses of RJ Bank are as follows:

	Three months ended December 31,
	2014	2013
	($ in thousands)
Allowance for loan losses, beginning of year	$147,574	$136,501
Provision for loan losses	9,365	1,636
Charge-offs:
C&I loans	(238)	(40)
Residential mortgage loans	(236)	(209)
Total charge-offs	(474)	(249)
Recoveries:
C&I loans	—	4
CRE loans	—	80
Residential mortgage loans	586	444
SBL	8	12
Total recoveries	594	540
Net recoveries/(charge-offs)	120	291
Foreign exchange translation adjustment	(292)	(304)
Allowance for loan losses, end of period	$156,767	$138,124
Allowance for loan losses to bank loans outstanding	1.33%	1.46%

The primary factors influencing the provision for loan losses during the period were significant loan portfolio growth, which was partially offset by a substantial decrease in corporate criticized loans compared to the prior year and the continued reduction in delinquent residential mortgage loans. The allowance for loan losses of $157 million as of December 31, 2014 increased as compared to December 31, 2013 due to significant loan portfolio growth, yet reflected the positive impact from improved economic conditions as the allowance for loan losses to total bank loans outstanding declined to 1.33% at December 31, 2014 from 1.46% at December 31, 2013.

The following table presents net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment:

	Three months ended December 31,
	2014		2013
	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$(238)	0.01%	$(36)	—
CRE loans	—	—	80	0.02%
Residential mortgage loans	350	0.08%	235	0.05%
SBL	8	—	12	0.01%
Total	$120	—	$291	0.01%

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. The activity during the current period resulted in no significant charge-offs, while improved credit characteristics led to net recoveries within the residential mortgage loan portfolio. The net recoveries in the residential mortgage loan portfolio for the three months ended December 31, 2014 reflect recoveries of $586 thousand, which are becoming prevalent in the residential mortgage loan portfolio as home price appreciation over the past several quarters has resulted in loan balances being collected through sale or refinance proceeds that exceed written down balances.

Index

The table below presents nonperforming loans and total allowance for loan losses:

	December 31, 2014		September 30, 2014
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	(in thousands)
Loans held for investment:
C&I loans	$—	$(109,582)	$—	$(103,179)
CRE construction loans	—	(1,709)	—	(1,594)
CRE loans	17,440	(25,095)	18,876	(25,022)
Tax-exempt loans	—	(2,738)	—	(1,380)
Residential mortgage loans	58,713	(15,319)	61,789	(14,350)
SBL	—	(2,324)	—	(2,049)
Total	$76,153	$(156,767)	$80,665	$(147,574)
Total nonperforming loans as a % of RJ Bank total loans	0.64%		0.73%

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased during the three months ended December 31, 2014.  This decrease was due to a $3.1 million decrease in nonperforming residential mortgage loans and a $1.4 million decrease in nonperforming CRE loans.  Included in nonperforming residential mortgage loans are $48.2 million in loans for which $25.9 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance.

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described on pages 85 - 86 of our 2014 Form 10-K. There was no material change in RJ Bank’s underwriting policies during the three months ended December 31, 2014.

Risk monitoring process

The credit risk strategy component of ongoing risk monitoring and review processes at RJ Bank for all residential, SBL and corporate credit exposures are discussed on pages 86 - 89 of our 2014 Form 10-K. There were no material changes to those processes and policies during the three months ended December 31, 2014.

SBL and residential mortgage loans

The marketable collateral securing RJ Bank’s SBL is monitored on a daily basis. Collateral adjustments are made by the borrower as necessary to ensure RJ Bank’s loans are adequately secured, resulting in minimizing its credit risk.

We track and review many factors to monitor credit risk in RJ Bank’s residential mortgage loan portfolios. The qualitative factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, borrower credit scores, occupancy (i.e., owner occupied, second home or investment property), level of documentation, loan purpose, geographic concentrations, average loan size, and loan policy exceptions. These qualitative measures, while considered and reviewed in establishing the allowance for loan losses, have generally not resulted in any quantitative adjustments to RJ Bank’s historical loss rates. In addition to historical loss rates, one other quantitative factor utilized for the performing residential mortgage loan portfolio is updated LTV ratios.

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

The current average estimated LTV is approximately 60% for the total residential mortgage loan portfolio. Residential mortgage loans with estimated LTVs between 100% and 120% represent only 2% of the residential mortgage loan portfolio and residential mortgage loans with updated LTVs in excess of 120% represent less than 1% of the residential mortgage loan portfolio. Credit risk management utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances

Index

to establish appropriate allowance for loan losses for the residential mortgage loan portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

Residential mortgage loan delinquency levels are elevated by historical standards at RJ Bank due to the economic downturn and the high level of unemployment, however, the levels have continued to improve during the current period. Our SBL portfolio has not experienced high levels of delinquencies to date.  At December 31, 2014 there were no delinquent SBL.

At December 31, 2014, loans over 30 days delinquent (including nonperforming loans) decreased to 1.91% of residential mortgage loans outstanding, compared to 2.34% over 30 days delinquent at September 30, 2014.  Additionally, our December 31, 2014 percentage compares favorably to the national average for over 30 day delinquencies of 6.96% as most recently reported by the Fed.  RJ Bank’s significantly lower delinquency rate as compared to its peers is the result of both our uniform underwriting policies and the lack of non-traditional loan products and subprime loans.

The following table presents a summary of delinquent residential mortgage loans:

	Delinquent residential loans (amount)			Delinquent residential loans as a percentage of outstanding loan balances
	30-89 days	90 days or more	Total(1)	30-89 days	90 days or more	Total(1)
	($ in thousands)
December 31, 2014
Residential mortgage loans:
First mortgage loans	$2,933	$34,483	$37,416	0.15%	1.76%	1.91%
Home equity loans/lines	76	287	363	0.36%	1.38%	1.74%
Total residential mortgage loans	$3,009	$34,770	$37,779	0.15%	1.76%	1.91%

September 30, 2014
Residential mortgage loans:
First mortgage loans	$4,756	$35,803	$40,559	0.27%	2.07%	2.34%
Home equity loans/lines	57	398	455	0.28%	1.96%	2.24%
Total residential mortgage loans	$4,813	$36,201	$41,014	0.27%	2.06%	2.34%

(1)	Comprised of loans which are two or more payments past due as well as loans in process of foreclosure.

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. See pages 87 - 89 of our 2014 Form 10-K for a discussion of these processes. There have been no material changes to these processes during the three months ended December 31, 2014.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

December 31, 2014		September 30, 2014
($ outstanding as a % of RJ Bank total assets)
2.8%	CA (1)	2.9%	FL
2.8%	FL	2.0%	CA (1)
0.8%	NY	0.9%	NY
0.7%	TX	0.7%	NJ
0.6%	NJ	0.6%	TX

(1)
The concentration ratio for the state of California excludes 0.9% in both the December 31, 2014 and September 30, 2014 periods for loans purchased from a large investment grade institution that have full repurchase recourse for any delinquent loans.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At December 31, 2014 and September 30, 2014, these loans totaled $305 million and $307 million, respectively, or approximately 15% and 20% of the residential mortgage portfolio, respectively.  At December 31, 2014, the balance of amortizing, former interest-only, loans totaled $308 million.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at December 31, 2014, begins amortizing is 2.6 years.

Index

The outstanding balance of loans that were interest-only at origination and based on their contractual terms are scheduled to reprice are as follows:

December 31, 2014
(in thousands)
One year or less	$184,265
Over one year through two years	8,397
Over two years through three years	9,326
Over three years through four years	22,263
Over four years through five years	37,499
Over five years	43,566
Total outstanding residential interest-only loan balance	$305,316

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	December 31, 2014	September 30, 2014
Residential first mortgage loan weighted-average LTV/FICO (1)	66%/754	66%/754

(1)	At origination. Small group of local loans representing less than 1% of residential portfolio excluded.

Corporate loans

Credit risk in RJ Bank’s corporate loan portfolio is monitored on an individual loan basis, see pages 88 - 89 of our 2014 Form 10-K for a discussion of our monitoring processes. There have been no material changes in these processes during the three months ended December 31, 2014.

At December 31, 2014, other than loans classified as nonperforming, there were two government-guaranteed loans totaling $299 thousand that were delinquent greater than 30 days.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

December 31, 2014		September 30, 2014
($ outstanding as a % of RJ Bank total assets)
4.0%	Pharmaceuticals	3.9%	Pharmaceuticals
3.2%	Automotive/transportation	3.6%	Office
3.1%	Retail real estate	3.2%	Automotive/transportation
3.0%	Hospitality	3.2%	Retail real estate
2.9%	Office	3.0%	Hospitality

Liquidity risk

See the section entitled “Liquidity and capital resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cyber security incidents. See page 89 of our 2014 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes. There have been no material changes in such processes during the three months ended December 31, 2014.

As more fully described in the discussion of our business technology risks included in Item 1A: Risk Factors on pages 22 - 23 of our 2014 Form 10-K, notwithstanding that we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code and other events

Index

that could have a security impact.  If one or more of these events occur, this could jeopardize our, or our clients’ or counterparties’, confidential and other information processed, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. To-date, we have not experienced any material losses relating to cyber attacks or other information security breaches, however, there can be no assurance that we will not suffer such losses in the future.

Regulatory and legal risk

Our regulatory and legal risks are described on pages 89 - 90 of our 2014 Form 10-K. There have been no material changes in our risk mitigation processes during the three months ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to implement the new “Internal Control - Integrated Framework,” issued in May 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, during this current fiscal year 2015.

PART II

ITEM 1. LEGAL PROCEEDINGS

The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal Proceedings” on pages 29 - 30 of our 2014 Form 10-K.

Indemnification from Regions

As more fully described in Note 3 of the Notes to the Consolidated Financial Statements on pages 118 - 119 of our 2014 Form 10-K, the stock purchase agreement provides that Regions will indemnify RJF for losses incurred in connection with any legal proceedings pending as of the closing date or commenced after the closing date related to pre-closing matters. See Note 15 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding Morgan Keegan’s pre-Closing Date legal matter contingencies.

Pre-Closing Date Morgan Keegan matters (all of which are subject to indemnification by Regions)

See Note 15 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for updated information regarding the Morgan Keegan pre-Closing Date legal matter contingencies.

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

ITEM 1A. RISK FACTORS

See Item 1A: Risk Factors, on pages 15 - 28 of our 2014 Form 10-K for a discussion of risk factors that impact our operations and financial results.  There have been no material changes in the risk factors as discussed therein.

ITEM 2.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents information on our purchases of our own stock, on a monthly basis, for the three months ended December 31, 2014:

	Number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1, 2014 – October 31, 2014	8,894	$53.75	—	—
November 1, 2014 – November 30, 2014	107,431	56.23	—	—
December 1, 2014 – December 31, 2014	110,756	55.89	—	—
First quarter	227,081	$55.97	—	—

(1)
We purchase our own stock from time to time in conjunction with a number of activities, each of which is described below. The share repurchases presented in the table above were not made pursuant to the Share Repurchase Authorization described in footnote (2) below.

Of the total shown for the three months ended December 31, 2014, share purchases for the trust fund established to acquire our common stock in the open market and use shares to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiaries amounted to 84,957 shares, for a total consideration of $4.8 million (for more information on this trust fund, see Note 2 of the Notes to Consolidated Financial Statements on page 116 of our 2014 Form 10-K, and Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q).

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  During the three months ended December 31, 2014, 142,124 shares were surrendered to us by employees for such purposes, for a total consideration of $7.9 million.

(2)
On August 25, 2011, we announced an increase of $21 million in the amount previously authorized by our Board of Directors to be used, at the discretion of our Securities Repurchase Committee, for open market repurchases of our common stock and certain publicly traded senior notes. Such action increased the effective available authorization for such repurchases to approximately $75 million (the “Share Repurchase Authorization”). As of December 31, 2014, there was $49.4 million remaining available under the Share Repurchase Authorization. Any decision by the Share Repurchase Committee to repurchase securities is subject to cash availability and other factors. Historically we have considered repurchasing shares of our common stock when the price thereof is near or below 1.5 times book value.  We did not purchase any shares of our common stock in open market transactions during the three months ended December 31, 2014.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: February 6, 2015	/s/ Paul C. Reilly
Paul C. Reilly
Chief Executive Officer

Date: February 6, 2015	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance
Chief Financial Officer and Treasurer