Form 10-Q
period 2015-03-31
RAYMOND JAMES FINANCIAL INC
filed 2015-05-08
CIK 720005

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or

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

143,842,998 shares of common stock as of May 4, 2015

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Form 10-Q for the quarter ended March 31, 2015

Index

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2015	September 30, 2014
	(in thousands)
Assets:
Cash and cash equivalents	$2,540,137	$2,199,063
Assets segregated pursuant to regulations and other segregated assets	2,560,449	2,489,264
Securities purchased under agreements to resell and other collateralized financings	469,503	446,016
Financial instruments, at fair value:
Trading instruments	797,531	679,393
Available for sale securities	531,940	562,289
Private equity investments	220,944	211,666
Other investments	208,976	215,751
Derivative instruments associated with offsetting matched book positions	421,850	323,337
Receivables:
Brokerage clients, net	1,920,558	2,126,804
Stock borrowed	167,338	158,988
Bank loans, net	12,060,663	10,964,299
Brokers-dealers and clearing organizations	118,020	107,116
Loans to financial advisors, net	463,193	424,928
Other	479,575	544,180
Deposits with clearing organizations	216,178	150,457
Prepaid expenses and other assets	713,323	655,256
Investments in real estate partnerships held by consolidated variable interest entities	225,557	235,858
Property and equipment, net	242,071	245,401
Deferred income taxes, net	259,456	231,325
Goodwill and identifiable intangible assets, net	350,673	354,261
Total assets	$24,967,935	$23,325,652

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(continued from previous page)

	March 31, 2015	September 30, 2014
	($ in thousands)
Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$372,340	$238,400
Securities sold under agreements to repurchase	277,383	244,495
Derivative instruments associated with offsetting matched book positions, at fair value	421,850	323,337
Payables:
Brokerage clients	4,151,420	3,956,104
Stock loaned	395,609	417,383
Bank deposits	11,272,013	10,028,924
Brokers-dealers and clearing organizations	152,762	216,530
Trade and other	637,809	763,235
Other borrowings	721,716	654,916
Accrued compensation, commissions and benefits	689,230	814,359
Loans payable of consolidated variable interest entities	34,977	43,877
Corporate debt	1,188,916	1,190,836
Total liabilities	20,316,025	18,892,396
Commitments and contingencies (see Note 15)
Equity
Preferred stock; $.10 par value; authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Common stock; $.01 par value; authorized 350,000,000 shares; issued 147,830,937 at March 31, 2015 and 146,103,658 at September 30, 2014	1,476	1,444
Additional paid-in capital	1,318,988	1,239,046
Retained earnings	3,211,083	3,023,845
Treasury stock, at cost; 5,062,126 common shares at March 31, 2015 and 4,900,266 common shares at September 30, 2014	(133,327)	(121,211)
Accumulated other comprehensive loss	(22,795)	(1,888)
Total equity attributable to Raymond James Financial, Inc.	4,375,425	4,141,236
Noncontrolling interests	276,485	292,020
Total equity	4,651,910	4,433,256
Total liabilities and equity	$24,967,935	$23,325,652

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$860,214	$805,719	$1,694,223	$1,587,899
Investment banking	74,240	67,311	151,778	147,108
Investment advisory fees	91,016	88,096	189,777	181,510
Interest	134,413	118,393	266,522	235,486
Account and service fees	111,966	101,024	223,124	194,598
Net trading profit	17,060	14,842	25,941	32,993
Other	23,715	9,240	41,103	33,805
Total revenues	1,312,624	1,204,625	2,592,468	2,413,399
Interest expense	(26,846)	(25,980)	(54,230)	(51,352)
Net revenues	1,285,778	1,178,645	2,538,238	2,362,047
Non-interest expenses:
Compensation, commissions and benefits	882,234	812,291	1,720,488	1,617,236
Communications and information processing	67,635	69,503	126,747	131,357
Occupancy and equipment costs	41,604	39,897	80,831	79,582
Clearance and floor brokerage	13,588	9,876	23,086	19,830
Business development	42,490	36,667	79,480	68,911
Investment sub-advisory fees	14,987	13,798	29,242	25,597
Bank loan loss provision	3,937	1,979	13,302	3,615
Other	43,670	41,635	90,780	84,108
Total non-interest expenses	1,110,145	1,025,646	2,163,956	2,030,236
Income including noncontrolling interests and before provision for income taxes	175,633	152,999	374,282	331,811
Provision for income taxes	66,857	60,904	143,469	123,195
Net income including noncontrolling interests	108,776	92,095	230,813	208,616
Net loss attributable to noncontrolling interests	(4,687)	(12,465)	(8,946)	(12,577)
Net income attributable to Raymond James Financial, Inc.	$113,463	$104,560	$239,759	$221,193

Net income per common share – basic	$0.79	$0.74	$1.68	$1.57
Net income per common share – diluted	$0.77	$0.72	$1.64	$1.54
Weighted-average common shares outstanding – basic	142,320	139,888	141,813	139,498
Weighted-average common and common equivalent shares outstanding – diluted	146,050	143,636	146,188	143,065

Net income attributable to Raymond James Financial, Inc.	$113,463	$104,560	$239,759	$221,193
Other comprehensive income (loss), net of tax:(1)
Change in unrealized losses on available for sale securities and non-credit portion of other-than-temporary impairment losses	2,337	3,482	2,313	4,576
Change in currency translations and net investment hedges	(15,279)	(10,261)	(21,719)	(16,536)
Change in cash flow hedges	(1,501)	—	(1,501)	—
Total comprehensive income	$99,020	$97,781	$218,852	$209,233

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$(627)	$2,389	$1,124	$3,973
Portion of pre-tax losses (recoveries) recognized in other comprehensive income	627	(2,389)	(1,124)	(4,000)
Net impairment losses recognized in other revenue	$—	$—	$—	$(27)

(1)	All components of other comprehensive income, net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six months ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,444	$1,429
Share issuances	32	10
Balance, end of period	1,476	1,439

Additional paid-in capital:
Balance, beginning of year	1,239,046	1,136,298
Employee stock purchases	11,116	10,002
Exercise of stock options and vesting of restricted stock units, net of forfeitures	22,286	12,747
Restricted stock, stock option and restricted stock unit expense	38,685	34,380
Excess tax benefit from share-based payments	7,577	9,877
Other	278	662
Balance, end of period	1,318,988	1,203,966

Retained earnings:
Balance, beginning of year	3,023,845	2,635,026
Net income attributable to Raymond James Financial, Inc.	239,759	221,193
Cash dividends declared	(52,526)	(45,733)
Other	5	(296)
Balance, end of period	3,211,083	2,810,190

Treasury stock:
Balance, beginning of year	(121,211)	(120,555)
Purchases/surrenders	(7,100)	(2,213)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(5,016)	(3,289)
Balance, end of period	(133,327)	(126,057)

Accumulated other comprehensive income:(1)
Balance, beginning of year	$(1,888)	$10,726
Net change in unrealized losses on available for sale securities and non-credit portion of other-than-temporary impairment losses, net of tax	2,313	4,576
Net change in currency translations and net investment hedges, net of tax	(21,719)	(16,536)
Cash flow hedges, net of tax	(1,501)	—
Balance, end of period	(22,795)	(1,234)
Total equity attributable to Raymond James Financial, Inc.	$4,375,425	$3,888,304

Noncontrolling interests:
Balance, beginning of year	$292,020	$335,413
Net loss attributable to noncontrolling interests	(8,946)	(12,577)
Capital contributions	10,008	11,682
Distributions	(10,860)	(14,583)
Other	(5,737)	122
Balance, end of period	276,485	320,057
Total equity	$4,651,910	$4,208,361

(1)	All components of other comprehensive income, net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended March 31,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$239,759	$221,193
Net loss attributable to noncontrolling interests	(8,946)	(12,577)
Net income including noncontrolling interests	230,813	208,616

Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	33,929	32,444
Deferred income taxes	(26,277)	(23,518)
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	(21,278)	(17,911)
Provisions for loan losses, legal proceedings, bad debts and other accruals	17,312	9,339
Share-based compensation expense	40,509	37,416
Other	16,137	10,884
Net change in:
Assets segregated pursuant to regulations and other segregated assets	(71,185)	1,509,672
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	9,401	148,378
Stock loaned, net of stock borrowed	(30,124)	38,727
Loans provided to financial advisors, net of repayments	(47,438)	(17,413)
Brokerage client receivables and other accounts receivable, net	259,882	80,143
Trading instruments, net	34,333	(59,341)
Prepaid expenses and other assets	28,802	82,714
Brokerage client payables and other accounts payable	56,800	(1,802,701)
Accrued compensation, commissions and benefits	(125,006)	(92,635)
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	(18,347)	(1,844)
Excess tax benefits from share-based payment arrangements	(7,577)	(9,877)
Net cash provided by operating activities	380,686	133,093

Cash flows from investing activities:
Additions to property and equipment	(29,643)	(31,320)
Increase in bank loans, net	(1,279,233)	(1,314,264)
(Purchases)/redemptions of Federal Home Loan Bank/Federal Reserve Bank stock	(4,446)	1,389
Proceeds from sales of loans held for investment	42,255	82,991
(Purchases of or contributions to)/sales proceeds or distributions received from, private equity and other investments, net	(19,776)	36,469
Purchases of available for sale securities	—	(1,305)
Available for sale securities maturations, repayments and redemptions	33,855	69,665
Proceeds from sales of available for sale securities	47	370
Investments in real estate partnerships held by consolidated variable interest entities, net of other investing activity	(8,705)	(4,457)
Business acquisition, net of cash acquired	—	(2,007)
Net cash used in investing activities	$(1,265,646)	$(1,162,469)

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued from previous page)

	Six months ended March 31,
	2015	2014
	(in thousands)

Cash flows from financing activities:
Proceeds from borrowed funds, net	$366,600	$367
Repayments of borrowed funds, net	(301,814)	(7,829)
Repayments of borrowings by consolidated variable interest entities which are real estate partnerships	(9,903)	(10,955)
Proceeds from capital contributed to and borrowings of consolidated variable interest entities which are real estate partnerships	110	3,335
Exercise of stock options and employee stock purchases	34,526	21,684
Increase in bank deposits	1,243,089	1,119,433
Purchases of treasury stock	(14,877)	(6,212)
Dividends on common stock	(49,405)	(42,760)
Excess tax benefits from share-based payment arrangements	7,577	9,877
Net cash provided by financing activities	1,275,903	1,086,940

Currency adjustment:
Effect of exchange rate changes on cash	(49,869)	(12,304)
Net increase in cash and cash equivalents	341,074	45,260
Cash and cash equivalents at beginning of year	2,199,063	2,596,616
Cash and cash equivalents at end of period	$2,540,137	$2,641,876

Supplemental disclosures of cash flow information:
Cash paid for interest	$53,080	$49,750
Cash paid for income taxes	$209,571	$179,488
Non-cash transfers of loans to other real estate owned	$3,653	$2,448

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2015

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

Significant subsidiaries

As of March 31, 2015, our significant subsidiaries, all wholly owned, include: Raymond James & Associates, Inc. (“RJ&A”) a domestic broker-dealer carrying client accounts, Raymond James Financial Services, Inc. (“RJFS”) an introducing domestic broker-dealer, Raymond James Financial Services Advisors, Inc. (“RJFSA”) a registered investment advisor, Raymond James Ltd. (“RJ Ltd.”) a broker-dealer headquartered in Canada, Eagle Asset Management, Inc. (“Eagle”) a registered investment advisor, and Raymond James Bank, N.A. (“RJ Bank”) a national bank.

Recent acquisition activities

On March 2, 2015, RJF entered into a definitive agreement to acquire Cougar Global Investments, Ltd. (“Cougar”), a Toronto, Canada-based asset manager. Cougar markets its investment services to high net worth individuals, families, foundations, trusts and institutions in Canada and the United States. As of December 31, 2014, Cougar had more than $1 billion in assets under management. We completed this acquisition on April 30, 2015. Cougar’s activities will be reported in our asset management segment and Eagle will offer Cougar’s global asset allocation strategies to its clients worldwide. For purposes of certain acquisition related financial reporting requirements, the Cougar acquisition is not considered to be material to our overall financial condition.

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
Brokerage client receivables, loans to financial advisors and allowance for doubtful accounts
As more fully described in Note 2 on page 107 - 108 of our 2014 Form 10-K, we have certain financing receivables that arise from businesses other than our banking business. Specifically, we offer loans to financial advisors and certain key revenue producers, primarily for recruiting and retention purposes. We present the outstanding balance of loans to financial advisors on our Condensed Consolidated Statements of Financial Condition, net of their applicable allowances for doubtful accounts. The allowance for doubtful accounts balance associated with all of our loans to financial advisors is $3.3 million and $2.5 million at March 31, 2015 and September 30, 2014, respectively. Of the March 31, 2015 loans to financial advisors, the portion of the balance associated with financial advisors who are no longer affiliated with us, after consideration of the allowance for doubtful accounts, is approximately $4.9 million.

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

Our cash and cash equivalents, assets segregated pursuant to regulations or other segregated assets, and deposits with clearing organization balances are as follows:

	March 31, 2015	September 30, 2014
	(in thousands)
Cash and cash equivalents:
Cash in banks	$2,532,322	$2,195,683
Money market fund investments	7,815	3,380
Total cash and cash equivalents (1)	2,540,137	2,199,063
Cash segregated pursuant to federal regulations and other segregated assets (2)	2,560,449	2,489,264
Deposits with clearing organizations (3)	216,178	150,457
	$5,316,764	$4,838,784

(1)
The total amounts presented include cash and cash equivalents of $1.21 billion as of March 31, 2015 and September 30, 2014, which is either held directly by RJF in depository accounts at third party financial institutions, held in a depository account at RJ Bank, or is otherwise invested by one of our subsidiaries on behalf of RJF, all of which are available without restrictions.

(2)
Consists of cash and cash equivalents maintained in accordance with Rule 15c3-3 under the Securities Exchange Act of 1934. RJ&A as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in segregated reserve accounts for the exclusive benefit of its clients. Additionally, RJ Ltd. is required to hold client Registered Retirement Savings Plan funds in trust.

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

Assets and liabilities measured at fair value on a recurring and nonrecurring basis are presented below:

March 31, 2015	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of March 31, 2015
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$4,955	$239,564	$—		$—	$244,519
Corporate obligations	15,899	80,174	—		—	96,073
Government and agency obligations	38,717	125,291	—		—	164,008
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	603	139,800	—		—	140,403
Non-agency CMOs and asset-backed securities (“ABS”)	—	51,800	10		—	51,810
Total debt securities	60,174	636,629	10		—	696,813
Derivative contracts	—	121,414	—		(79,697)	41,717
Equity securities	36,790	5,579	14		—	42,383
Other	657	15,181	780		—	16,618
Total trading instruments	97,621	778,803	804		(79,697)	797,531
Available for sale securities:
Agency MBS and CMOs	—	240,488	—		—	240,488
Non-agency CMOs	—	87,362	—		—	87,362
Other securities	2,028	—	—		—	2,028
Auction rate securities (“ARS”):
Municipals	—	—	89,614	(3)	—	89,614
Preferred securities	—	—	112,448		—	112,448
Total available for sale securities	2,028	327,850	202,062		—	531,940
Private equity investments	—	—	220,944	(4)	—	220,944
Other investments (5)	206,888	1,172	916		—	208,976
Derivative instruments associated with offsetting matched book positions	—	421,850	—		—	421,850
Deposits with clearing organizations(6)	23,592	—	—		—	23,592
Other assets:
Derivatives - forward foreign exchange contracts	—	8,000	—		—	8,000
Other assets	—	—	2,196	(7)	—	2,196
Total other assets	—	8,000	2,196		—	10,196
Total assets at fair value on a recurring basis	$330,129	$1,537,675	$426,922		$(79,697)	$2,215,029

Assets at fair value on a nonrecurring basis:
Bank loans, net:
Impaired loans	$—	$30,566	$51,444		$—	$82,010
Loans held for sale(8)	—	49,130	—		—	49,130
Total bank loans, net	—	79,696	51,444		—	131,140
Other real estate owned (“OREO”)(9)	—	1,196	—		—	1,196
Total assets at fair value on a nonrecurring basis	$—	$80,892	$51,444		$—	$132,336

(continued on next page)

Index

March 31, 2015	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of March 31, 2015
	(in thousands)
	(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$4,482	$394	$—	$—	$4,876
Corporate obligations	33	18,615	—	—	18,648
Government obligations	284,821	—	—	—	284,821
Agency MBS and CMOs	1,834	—	—	—	1,834
Total debt securities	291,170	19,009	—	—	310,179
Derivative contracts	—	105,050	—	(79,028)	26,022
Equity securities	34,387	1	—	—	34,388
Other securities	2	1,749	—	—	1,751
Total trading instruments sold but not yet purchased	325,559	125,809	—	(79,028)	372,340
Derivative instruments associated with offsetting matched book positions	—	421,850	—	—	421,850
Trade and other payables:
Derivative contracts(10)	—	2,481	—	—	2,481
Other liabilities	—	—	58	—	58
Total trade and other payables	—	2,481	58	—	2,539
Total liabilities at fair value on a recurring basis	$325,559	$550,140	$58	$(79,028)	$796,729

(1)
We had $600 thousand and $1.1 million in transfers of financial instruments from Level 1 to Level 2 during the three and six months ended March 31, 2015, respectively.  These transfers were a result of a decrease in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement. We had $1.1 million in transfers of financial instruments from Level 2 to Level 1 during the six months ended March 31, 2015.  These transfers were a result of an increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(2)
For derivative transactions not cleared through an exchange, and where permitted, we have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists (see Note 13 for additional information regarding offsetting financial instruments). Deposits associated with derivative transactions cleared through an exchange are included in deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition.

(3)	Includes $62 million of Jefferson County, Alabama Limited Obligation School Warrants ARS.

(4)
The portion of these investments we do not own is approximately $56 million as of March 31, 2015 and are included as a component of noncontrolling interest in our Condensed Consolidated Statements of Financial Condition. The weighted average portion we own is approximately $165 million or 75% of the total private equity investments of $221 million included in our Condensed Consolidated Statements of Financial Condition.

(5)
Other investments include $143 million of financial instruments that are related to obligations to perform under certain deferred compensation plans (see Note 2 on page 114, and Note 24 on page 173, of our 2014 Form 10-K for further information regarding these plans).

(6)	Consists of deposits we provide to clearing organizations or exchanges that are in the form of marketable securities.

(7)
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

(10)	Consists of RJ Bank Interest Hedges (as hereinafter defined), see Note 12 for additional information.

Index

September 30, 2014	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of September 30, 2014
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$11,407	$192,482	$—		$—	$203,889
Corporate obligations	1,989	109,939	—		—	111,928
Government and agency obligations	7,376	93,986	—		—	101,362
Agency MBS and CMOs	247	127,172	—		—	127,419
Non-agency CMOs and ABS	—	58,364	11		—	58,375
Total debt securities	21,019	581,943	11		—	602,973
Derivative contracts	—	89,923	—		(61,718)	28,205
Equity securities	28,834	5,264	44		—	34,142
Corporate loans	—	990	—		—	990
Other	566	10,208	2,309		—	13,083
Total trading instruments	50,419	688,328	2,364		(61,718)	679,393

Available for sale securities:
Agency MBS and CMOs	—	267,720	—		—	267,720
Non-agency CMOs	—	91,918	—		—	91,918
Other securities	1,916	—	—		—	1,916
ARS:
Municipals	—	—	86,696	(3)	—	86,696
Preferred securities	—	—	114,039		—	114,039
Total available for sale securities	1,916	359,638	200,735		—	562,289

Private equity investments	—	—	211,666	(4)	—	211,666
Other investments (5)	212,753	1,267	1,731		—	215,751
Derivative instruments associated with offsetting matched book positions	—	323,337	—		—	323,337
Other assets:
Derivative contracts	—	2,462	—		—	2,462
Other assets	—	—	787	(6)	—	787
Total other assets	—	2,462	787		—	3,249
Total assets at fair value on a recurring basis	$265,088	$1,375,032	$417,283		$(61,718)	$1,995,685

Assets at fair value on a nonrecurring basis:
Bank loans, net:
Impaired loans	$—	$34,799	$55,528		$—	$90,327
Loans held for sale(7)	—	22,611	—		—	22,611
Total bank loans, net	—	57,410	55,528		—	112,938
OREO(8)	—	768	—		—	768
Total assets at fair value on a nonrecurring basis	$—	$58,178	$55,528		$—	$113,706

(continued on next page)

Index

September 30, 2014	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of September 30, 2014
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

(2)
For derivative transactions not cleared through an exchange, and where permitted, we have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists (see Note 13 for additional information regarding offsetting financial instruments). Deposits associated with derivative transactions cleared through an exchange are included in deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition.

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

Index

The adjustment to fair value of the nonrecurring fair value measures for the six months ended March 31, 2015 resulted in a $222 thousand additional provision for loan losses relating to impaired loans and $149 thousand in other losses relating to loans held for sale and OREO. The adjustment to fair value of the nonrecurring fair value measures for the six months ended March 31, 2014 resulted in a $176 thousand reversal of provision for loan losses relating to impaired loans and $1.5 million in other losses relating to loans held for sale and OREO.

Changes in Level 3 recurring fair value measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis is presented below:

Three months ended March 31, 2015 Level 3 assets at fair value (in thousands)
	Financial assets									Financial liabilities
	Trading instruments			Available for sale securities		Private equity, other investments and other assets				Payables- trade and other
	Non- agency CMOs & ABS	Equity securities	Other	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other assets	Other liabilities
Fair value December 31, 2014	$11	$14	$5,264	$85,814	$112,955	$208,674		$1,564	$2,407	$(58)
Total gains (losses) for the period:
Included in earnings	—	—	(20)	2	25	14,414	(1)	41	(211)	—
Included in other comprehensive income	—	—	—	3,843	(282)	—		—	—	—
Purchases and contributions	—	—	11,358	—	—	2,241		—	—	—
Sales	—	—	(15,822)	(45)	—	—		—	—	—
Redemptions by issuer	—	—	—	—	(250)	—		(663)	—	—
Distributions	(1)	—	—	—	—	(4,385)		(26)	—	—
Transfers: (2)
Into Level 3	—	—	—	—	—	—		—	—	—
Out of Level 3	—	—	—	—	—	—		—	—	—
Fair value March 31, 2015	$10	$14	$780	$89,614	$112,448	$220,944		$916	$2,196	$(58)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$—	$—	$3,843	$(282)	$14,414		$41	$(211)	$—

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $9.8 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $4.6 million.

(2)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

Six months ended March 31, 2015 Level 3 assets at fair value (in thousands)
	Financial assets									Financial liabilities
	Trading instruments			Available for sale securities		Private equity, other investments and other assets				Payables- trade and other
	Non- agency CMOs & ABS	Equity securities	Other	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other assets	Other liabilities
Fair value September 30, 2014	$11	$44	$2,309	$86,696	$114,039	$211,666		$1,731	$787	$(58)
Total gains (losses) for the period:
Included in earnings	—	5	(40)	2	25	17,060	(1)	81	1,409	—
Included in other comprehensive income	—	—	—	2,961	(1,366)	—		—	—	—
Purchases and contributions	—	20	23,333	—	—	6,343		—	—	—
Sales	—	—	(24,822)	(45)	—	—		—	—	—
Redemptions by issuer	—	—	—	—	(250)	—		(673)	—	—
Distributions	(1)	—	—	—	—	(14,125)		(223)	—	—
Transfers: (2)
Into Level 3	—	—	—	—	—	—		—	—	—
Out of Level 3	—	(55)	—	—	—	—		—	—	—
Fair value March 31, 2015	$10	$14	$780	$89,614	$112,448	$220,944		$916	$2,196	$(58)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$5	$—	$2,961	$(1,366)	$17,060		$81	$1,409	$—

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $12.2 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $4.9 million.

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

(2)
The transfers out of Level 3 were primarily comprised of the portion of private equity investments which do not represent equity investments, whose balances were transferred to cash and cash equivalents or other receivables on our Condensed Consolidated Statements of Financial Condition, and whose carrying values approximate fair value.

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

(3)
The transfers out of Level 3 were primarily comprised of the portion of private equity investments which do not represent equity investments, whose balances were transferred to cash and cash equivalents or other receivables on our Condensed Consolidated Statements of Financial Condition, and whose carrying values approximate fair value.

As of March 31, 2015, 8.9% of our assets and 3.9% of our liabilities are instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of March 31, 2015 represent 19% of our assets measured at fair value. In comparison, as of March 31, 2014, 8.7% and 3% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of March 31, 2014 represented 21% of our assets measured at fair value. Level 3 instruments as a percentage of total financial instruments decreased by 2% as compared to March 31, 2014, a result of the increase in total instruments measured at fair value on a recurring basis as of March 31, 2015. As of March 31, 2015, the balances of our level 3 assets have increased compared to March 31, 2014 primarily as a result of the increase in the value of our private equity investments since March 31, 2014.

Index

Gains and losses included in earnings are presented in net trading profit and other revenues in our Condensed Consolidated Statements of Income and Comprehensive Income as follows:

For the three months ended March 31, 2015	Net trading profit	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(20)	$14,271
Change in unrealized gains for assets held at the end of the reporting period	$—	$17,805

For the six months ended March 31, 2015	Net trading profit	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(35)	$18,577
Change in unrealized gains for assets held at the end of the reporting period	$5	$20,145

For the three months ended March 31, 2014	Net trading profit	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(27)	$1,503
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(27)	$180

For the six months ended March 31, 2014	Net trading profit	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(197)	$7,655
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(177)	$7,548

Index

Quantitative information about level 3 fair value measurements

The significant assumptions used in the valuation of level 3 financial instruments are as follows (the table that follows includes the significant majority of the financial instruments we hold that are classified as level 3 measures):

Level 3 financial instrument	Fair value at March 31, 2015 (in thousands)	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements:
Available for sale securities:
ARS:
Municipals	$61,500	Recent trades	Observed trades (in inactive markets) of in-portfolio securities	94% of par - 94% of par (94% of par)
			Comparability adjustments(a)	+/- 3% of par (+/- 3% of par)
Municipals	$10,505	Income or market approach:
		Scenario 1 - recent trades	Observed trades (in inactive markets) of in-portfolio securities	70% of par - 70% of par (70% of par)
		Scenario 2 - discounted cash flow	Average discount rate(b)	5.10% - 6.94% (6.02%)
			Average interest rates applicable to future interest income on the securities(c)	1.49% - 3.19% (2.34%)
			Prepayment year(d)	2017 - 2024 (2021)
			Weighting assigned to outcome of scenario1/ scenario 2	20%/80%
Municipals	$17,609	Discounted cash flow	Average discount rate(b)	3.32% - 5.94% (3.84%)
			Average interest rates applicable to future interest income on the securities(c)	1.28% - 4.25% (1.41%)
			Prepayment year(d)	2017 - 2024 (2020)
Preferred securities	$112,448	Discounted cash flow	Average discount rate(b)	3.43% - 4.91% (4.13%)
			Average interest rates applicable to future interest income on the securities(c)	1.88% - 3.21% (1.99%)
			Prepayment year(d)	2015 - 2019 (2019)
Private equity investments:	$46,402	Income or market approach:
		Scenario 1 - income approach - discounted cash flow	Discount rate(b)	13% - 17.5% (15.9%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2016 - 2018 (2017)
		Scenario 2 - market approach - market multiple method	EBITDA Multiple(e)	4.75 - 7.5 (6.3)
			Weighting assigned to outcome of scenario 1/scenario 2	72%/28%
	$174,542	Transaction price or other investment-specific events(f)	Not meaningful(f)	Not meaningful(f)
Nonrecurring measurements:
Impaired loans: residential	$24,075	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.3 yrs.)
Impaired loans: corporate	$27,369	Appraisal, discounted cash flow, or distressed enterprise value(g)	Not meaningful(g)	Not meaningful(g)

The text of the footnotes in the above table are on the following page.

Index

The text of the footnotes to the table on the previous page are as follows:

(a)
Management estimates that market participants apply this range of either discount or premium, as applicable, to the limited observable trade data in order to assess the value of the securities within this portfolio segment.

(b)	Represents discount rates used when we have determined that market participants would take these discounts into account when pricing the investments.

(c)
Future interest rates are projected based upon a forward interest rate path, plus a spread over such projected base rate that is applicable to each future period for each security within this portfolio segment.  The interest rates presented represent the average interest rate over all projected periods for securities within the portfolio segment.

(d)	Assumed year of at least a partial redemption of the outstanding security by the issuer.

(e)	Represents amounts used when we have determined that market participants would use such multiples when pricing the investments.

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

(g)
The valuation techniques used for the impaired corporate loan portfolio as of March 31, 2015 were appraisals less selling costs for the collateral dependent loans, and either discounted cash flows or distressed enterprise value for the remaining impaired loans that are not collateral dependent.

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

Index

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of March 31, 2015, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

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

The estimated fair values by level within the fair value hierarchy and the carrying amounts of our financial instruments that are not carried at fair value are as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
	(in thousands)
March 31, 2015
Financial assets:
Bank loans, net(1)	$—	$38,848	$11,854,431	$11,893,279	$11,935,121

Financial liabilities:
Bank deposits	$—	$10,921,350	$353,769	$11,275,119	$11,272,013
Corporate debt	$378,700	$958,688	$—	$1,337,388	$1,188,916

September 30, 2014
Financial assets:
Bank loans, net(1)	$—	$23,678	$10,738,136	$10,761,814	$10,857,662

Financial liabilities:
Bank deposits	$—	$9,684,221	$344,234	$10,028,455	$10,028,924
Corporate debt	$366,100	$955,170	$—	$1,321,270	$1,190,836

(1)
Excludes all impaired loans and loans held for sale which have been recorded at fair value in the Condensed Consolidated Statements of Financial Condition at March 31, 2015 and September 30, 2014, respectively.

Index

NOTE 5 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	March 31, 2015		September 30, 2014
	Trading instruments	Instruments sold but not yet purchased	Trading instruments	Instruments sold but not yet purchased
	(in thousands)
Municipal and provincial obligations	$244,519	$4,876	$203,889	$11,647
Corporate obligations	96,073	18,648	111,928	15,333
Government and agency obligations	164,008	284,821	101,362	187,424
Agency MBS and CMOs	140,403	1,834	127,419	738
Non-agency CMOs and ABS	51,810	—	58,375	—
Total debt securities	696,813	310,179	602,973	215,142

Derivative contracts (1)	41,717	26,022	28,205	12,372
Equity securities	42,383	34,388	34,142	10,886
Corporate loans	—	—	990	—
Other	16,618	1,751	13,083	—
Total	$797,531	$372,340	$679,393	$238,400

(1)
Represents the derivative contracts held for trading purposes. These balances do not include all derivative instruments. See Note 12 for further information regarding all of our derivative transactions, and see Note 13 for additional information regarding offsetting financial instruments.

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

There were no proceeds from the sale of available for sale securities held by RJ Bank in either of the three or six month periods ended March 31, 2015 or 2014.

Certain securities in the ARS portion of the available for sale securities portfolio have been redeemed by their issuer or sold in market transactions. Sale or redemption activities within the ARS portion of the portfolio resulted in aggregate proceeds of $295 thousand and an insignificant gain which is included in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income in the three and six months ended March 31, 2015. During the three and six months ended March 31, 2014, sale or redemption activities within the ARS portion of the portfolio resulted in aggregate proceeds of approximately $700 thousand and $27.8 million, respectively, and an insignificant gain in the three months ended March 31, 2014, and a gain of $5.6 million in the six months ended March 31, 2014, which are recorded in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income. Nearly all of the ARS proceeds and gain in the prior year six month period ended March 31, 2014 resulted from the redemption of the Jefferson County Sewer Revenue Refunding Warrants ARS.

Index

The amortized cost and fair values of available for sale securities are as follows:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
March 31, 2015
Available for sale securities:
Agency MBS and CMOs	$239,776	$1,066	$(354)	$240,488
Non-agency CMOs (1)	93,272	24	(5,934)	87,362
Other securities	1,575	453	—	2,028
Total RJ Bank available for sale securities	334,623	1,543	(6,288)	329,878

Auction rate securities:
Municipal obligations	81,492	9,683	(1,561)	89,614
Preferred securities	104,302	8,146	—	112,448
Total auction rate securities	185,794	17,829	(1,561)	202,062
Total available for sale securities	$520,417	$19,372	$(7,849)	$531,940

September 30, 2014
Available for sale securities:
Agency MBS and CMOs	$267,927	$822	$(1,029)	$267,720
Non-agency CMOs (2)	98,946	56	(7,084)	91,918
Other securities	1,575	341	—	1,916
Total RJ Bank available for sale securities	368,448	1,219	(8,113)	361,554

Auction rate securities:
Municipal obligations	81,535	6,240	(1,079)	86,696
Preferred securities	104,526	9,513	—	114,039
Total auction rate securities	186,061	15,753	(1,079)	200,735
Total available for sale securities	$554,509	$16,972	$(9,192)	$562,289

(1)
As of March 31, 2015, the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in accumulated other comprehensive income (loss) (“AOCI”) was $4.9 million (before taxes). See Note 16 for additional information.

(2)	As of September 30, 2014, the non-credit portion of OTTI recorded in AOCI was $6.1 million (before taxes).

See Note 4 for additional information regarding the fair value of available for sale securities.

Index

The contractual maturities, amortized cost, carrying values and current yields for our available for sale securities are as presented below.  Since RJ Bank’s available for sale securities (MBS & CMOs) are backed by mortgages, actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.  Expected maturities of ARS may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015
	Within one year	After one but within five years	After five but within ten years	After ten years	Total
	($ in thousands)
Agency MBS & CMOs:
Amortized cost	$—	$7,463	$10,466	$221,847	$239,776
Carrying value	—	7,480	10,541	222,467	240,488
Weighted-average yield	—	0.26%	0.48%	0.97%	0.94%

Non-agency CMOs:
Amortized cost	$—	$—	$—	$93,272	$93,272
Carrying value	—	—	—	87,362	87,362
Weighted-average yield	—	—	—	2.39%	2.39%

Other securities:
Amortized cost	$—	$—	$—	$1,575	$1,575
Carrying value	—	—	—	2,028	2,028
Weighted-average yield	—	—	—	—	—

Sub-total agency MBS & CMOs, non-agency CMOs, and other securities:
Amortized cost	$—	$7,463	$10,466	$316,694	$334,623
Carrying value	—	7,480	10,541	311,857	329,878
Weighted-average yield	—	0.26%	0.48%	1.36%	1.32%

Auction rate securities:
Municipal obligations
Amortized cost	$—	$—	$—	$81,492	$81,492
Carrying value	—	—	—	89,614	89,614
Weighted-average yield	—	—	—	0.42%	0.42%

Preferred securities:
Amortized cost	$—	$—	$—	$104,302	$104,302
Carrying value	—	—	—	112,448	112,448
Weighted-average yield	—	—	—	0.27%	0.27%

Sub-total auction rate securities:
Amortized cost	$—	$—	$—	$185,794	$185,794
Carrying value	—	—	—	202,062	202,062
Weighted-average yield	—	—	—	0.34%	0.34%

Total available for sale securities:
Amortized cost	$—	$7,463	$10,466	$502,488	$520,417
Carrying value	—	7,480	10,541	513,919	531,940
Weighted-average yield	—	0.26%	0.48%	0.96%	0.95%

Index

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2015
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$—	$—	$54,584	$(354)	$54,584	$(354)
Non-agency CMOs	18,921	(769)	64,519	(5,165)	83,440	(5,934)
ARS municipal obligations	226	(2)	11,593	(1,559)	11,819	(1,561)
Total	$19,147	$(771)	$130,696	$(7,078)	$149,843	$(7,849)

	September 30, 2014
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$18,062	$(53)	$71,688	$(976)	$89,750	$(1,029)
Non-agency CMOs	5,506	(357)	69,970	(6,727)	75,476	(7,084)
ARS municipal obligations	—	—	12,072	(1,079)	12,072	(1,079)
Total	$23,568	$(410)	$153,730	$(8,782)	$177,298	$(9,192)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS and CMOs. At March 31, 2015, all seven of our U.S. government-sponsored enterprise MBS and CMOs were in a continuous unrealized loss position for 12 months or more. We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

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

The significant assumptions used in the cash flow analysis of non-agency CMOs are as follows:

	March 31, 2015
	Range	Weighted- average (1)
Default rate	0% - 10.2%	4.06%
Loss severity	0% - 73.4%	41.23%
Prepayment rate	5% - 20%	8.78%

(1)	Represents the expected activity for the next twelve months.

Index

At March 31, 2015, 17 of the 19 non-agency CMOs were in a continuous unrealized loss position. Of these, 12 were in that position for 12 months or more and five were in a continuous unrealized loss position for less than 12 months. Based on the expected cash flows derived from the model utilized in our analysis, we expect to recover all unrealized losses not already recorded in earnings on our non-agency CMOs. However, it is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in the cash flows expected to be collected on these securities and potential future OTTI losses. As residential mortgage loans are the underlying collateral of these securities, the unrealized losses at March 31, 2015 reflect the uncertainty in the markets for these instruments.

ARS

Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them. The par value of the ARS we hold as of March 31, 2015 is $221.5 million. Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired, as we have the ability and intent to hold these securities to maturity. All of our ARS securities are evaluated for OTTI on a quarterly basis.

Within our ARS preferred securities, we analyze the credit ratings associated with each security as an indicator of potential credit impairment. As of March 31, 2015, and including subsequent ratings changes, all of the ARS preferred securities were rated investment grade by at least one rating agency and there is no potential impairment since the fair values of these securities exceed their cost basis.

Other-than-temporarily impaired securities

Although there is no intent to sell either our ARS or our non-agency CMOs, and it is not more likely than not that we will be required to sell these securities, as of March 31, 2015 we do not expect to recover the entire amortized cost basis of certain securities within these portfolios.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available for sale securities are as follows:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
	(in thousands)
Amount related to credit losses on securities we held at the beginning of the period	$18,703	$28,244	$18,703	$28,217
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	—	—	—	27
Amount related to credit losses on securities we held at the end of the period	$18,703	$28,244	$18,703	$28,244

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

Index

The following table presents the balances for both the held for sale and held for investment loan portfolios, as well as the associated percentage of each portfolio segment in RJ Bank’s total loan portfolio:

	March 31, 2015		September 30, 2014
	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	$87,974	1%	$45,988	—
Loans held for investment:
Domestic:
C&I loans	5,776,977	47%	5,378,592	49%
CRE construction loans	78,820	1%	76,733	1%
CRE loans	1,468,813	12%	1,415,093	13%
Tax-exempt loans	361,644	3%	122,218	1%
Residential mortgage loans	1,963,336	16%	1,749,513	16%
SBL	1,249,930	10%	1,021,358	9%
Foreign:
C&I loans	1,036,223	8%	1,043,755	9%
CRE construction loans	22,094	—	17,462	—
CRE loans	204,132	2%	274,070	2%
Residential mortgage loans	2,865	—	2,234	—
SBL	1,954	—	2,390	—
Total loans held for investment	12,166,788		11,103,418
Net unearned income and deferred expenses	(34,091)		(37,533)
Total loans held for investment, net(1)	12,132,697		11,065,885

Total loans held for sale and investment	12,220,671	100%	11,111,873	100%
Allowance for loan losses	(160,008)		(147,574)
Bank loans, net	$12,060,663		$10,964,299

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At March 31, 2015, the Federal Home Loan Bank of Atlanta (“FHLB”) had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 11 for more information regarding borrowings from the FHLB.

Loans held for sale

RJ Bank originated or purchased $219.7 million and $617.6 million of loans held for sale during the three and six months ended March 31, 2015, respectively, and $255.4 million and $548.3 million during the three and six months ended March 31, 2014, respectively. Proceeds from the sale of held for sale loans amounted to $60.2 million and $97.5 million during the three and six months ended March 31, 2015, respectively, and $34.3 million and $94.1 million during the three and six months ended March 31, 2014, respectively. Both the net gains resulting from such sales, and unrealized losses resulting from adjustments of the carrying value of loans held for sale to reflect the lower of cost or market, were insignificant in each of the three and six months ended March 31, 2015 and 2014.

Index

Purchases and sales of loans held for investment

As more fully described in Note 2 of our 2014 Form 10-K, corporate loan sales generally occur as part of a loan workout situation.

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	Three months ended March 31,				Six months ended March 31,
	2015		2014		2015			2014
	Purchases	Sales	Purchases	Sales	Purchases		Sales	Purchases	Sales
	(in thousands)
C&I loans	$106,197	$25,500	$110,406	$70,350	$260,281		$32,360	$237,736	$131,323
Residential mortgage loans	1,337	—	140	—	213,309	(1)	—	27,735	—
Total	$107,534	$25,500	$110,546	$70,350	$473,590		$32,360	$265,471	$131,323

(1)	Includes the purchase of a loan portfolio totaling $207.3 million in principal loan balance.

Aging analysis of loans held for investment

The following table presents an analysis of the payment status of loans held for investment:

	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual (1)	Current and accruing	Total loans held for investment (2)
	(in thousands)
As of March 31, 2015:
C&I loans	$173	$—	$173	$—	$6,813,027	$6,813,200
CRE construction loans	—	—	—	—	100,914	100,914
CRE loans	—	—	—	17,171	1,655,774	1,672,945
Tax-exempt loans	—	—	—	—	361,644	361,644
Residential mortgage loans:
First mortgage loans	2,795	—	2,795	52,182	1,890,746	1,945,723
Home equity loans/lines	30	—	30	285	20,163	20,478
SBL	—	—	—	—	1,251,884	1,251,884
Total loans held for investment, net	$2,998	$—	$2,998	$69,638	$12,094,152	$12,166,788

As of September 30, 2014:
C&I loans	$124	$—	$124	$—	$6,422,223	$6,422,347
CRE construction loans	—	—	—	—	94,195	94,195
CRE loans	—	—	—	18,876	1,670,287	1,689,163
Tax-exempt	—	—	—	—	122,218	122,218
Residential mortgage loans:
First mortgage loans	1,648	—	1,648	61,391	1,668,724	1,731,763
Home equity loans/lines	57	—	57	398	19,529	19,984
SBL	—	—	—	—	1,023,748	1,023,748
Total loans held for investment, net	$1,829	$—	$1,829	$80,665	$11,020,924	$11,103,418

(1)	Includes $36.9 million and $41.4 million of nonaccrual loans at March 31, 2015 and September 30, 2014, respectively, which are performing pursuant to their contractual terms.

(2)	Excludes any net unearned income and deferred expenses.

Nonperforming loans represent those loans on nonaccrual status, troubled debt restructurings, and accruing loans which are 90 days or more past due and in the process of collection. The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $487 thousand and $1.2 million for the three and six months ended March 31, 2015, respectively, and $1 million and $1.8 million for the three and six months ended March 31, 2014, respectively. The interest income recognized on nonperforming loans was $417 thousand and $645 thousand for the three and six months ended March 31, 2015, respectively, and $326 thousand and $888 thousand for the three and six months ended March 31, 2014, respectively.

Index

Other real estate owned, included in other assets on our Condensed Consolidated Statements of Financial Condition, was $6.5 million at March 31, 2015 and $5.4 million at September 30, 2014.

Impaired loans and troubled debt restructurings

The following table provides a summary of RJ Bank’s impaired loans:

	March 31, 2015			September 30, 2014
	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
	(in thousands)
Impaired loans with allowance for loan losses:(1)
C&I loans	$11,418	$12,022	$1,220	$11,959	$12,563	$1,289
Residential - first mortgage loans	39,266	54,529	4,376	43,806	61,372	5,012
Total	50,684	66,551	5,596	55,765	73,935	6,301

Impaired loans without allowance for loan losses:(2)
CRE loans	17,171	28,446	—	18,876	39,717	—
Residential - first mortgage loans	19,751	29,451	—	21,987	32,949	—
Total	36,922	57,897	—	40,863	72,666	—
Total impaired loans	$87,606	$124,448	$5,596	$96,628	$146,601	$6,301

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The preceding table includes $17.2 million CRE, $11.4 million of C&I, and $33.9 million residential first mortgage TDR’s at March 31, 2015, and $18.9 million CRE, $12 million C&I, and $36.6 million residential first mortgage TDR’s at September 30, 2014.

The average balance of the total impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
	(in thousands)
Average impaired loan balance:
C&I loans	$11,613	$—	$11,732	$35
CRE loans	17,257	24,702	17,394	24,949
Residential mortgage loans:
First mortgage loans	59,875	71,277	61,493	71,818
Home equity loans/lines	—	36	—	36
Total	$88,745	$96,015	$90,619	$96,838

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$426	$391	$741	$1,027
Total	$426	$391	$741	$1,027

Index

During the three and six months ended March 31, 2015 and 2014, RJ Bank granted concessions to borrowers having financial difficulties, for which the resulting modification was deemed a TDR.  The concessions granted for the respective first mortgage residential loans presented in the table below were interest rate reductions, amortization and maturity date extensions, capitalization of past due payments, or release of liability ordered under Chapter 7 bankruptcy not reaffirmed by the borrower.  The table below presents the TDRs that occurred during the respective periods presented:

	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	($ in thousands)
Three months ended March 31, 2015
Residential – first mortgage loans	1	$133	$134

Three months ended March 31, 2014
Residential – first mortgage loans	4	$654	$702

Six months ended March 31, 2015
Residential – first mortgage loans	3	$290	$293

Six months ended March 31, 2014
Residential – first mortgage loans	12	$2,539	$2,699

There were no TDRs for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default during three and six months ended March 31, 2015. During the three and six months ended March 31, 2014, there were three residential first mortgage TDRs with a recorded investment of $852 thousand, for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default.

As of March 31, 2015 and as of September 30, 2014, RJ Bank had one outstanding commitment on a C&I TDR in the amount of $560 thousand.

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

Index

The credit quality of RJ Bank’s held for investment loan portfolio is as follows:

					Residential mortgage
	C&I	CRE construction	CRE	Tax-exempt	First mortgage	Home equity	SBL	Total
	(in thousands)
March 31, 2015
Pass	$6,712,843	$100,914	$1,640,839	$361,644	$1,867,841	$20,125	$1,251,884	$11,956,090
Special mention (1)	69,647	—	14,566	—	16,336	66	—	100,615
Substandard (1)	30,710	—	17,540	—	61,546	287	—	110,083
Total	$6,813,200	$100,914	$1,672,945	$361,644	$1,945,723	$20,478	$1,251,884	$12,166,788

September 30, 2014
Pass	$6,321,662	$94,195	$1,669,897	$122,218	$1,647,325	$19,572	$1,023,748	$10,898,617
Special mention (1)	83,101	—	191	—	15,346	—	—	98,638
Substandard (1)	17,584	—	18,167	—	69,092	412	—	105,255
Doubtful (1)	—	—	908	—	—	—	—	908
Total	$6,422,347	$94,195	$1,689,163	$122,218	$1,731,763	$19,984	$1,023,748	$11,103,418

(1)	Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

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

The table below presents the most recently available update of the performing residential first mortgage loan portfolio summarized by current LTV. The amounts in the table represent the entire loan balance:

Balance(1)
(in thousands)
LTV range:
LTV less than 50%	$557,456
LTV greater than 50% but less than 80%	976,306
LTV greater than 80% but less than 100%	169,304
LTV greater than 100%, but less than 120%	23,864
LTV greater than 120%	4,011
Total	$1,730,941

(1)	Excludes loans that have full repurchase recourse for any delinquent loans.

Index

Allowance for loan losses and reserve for unfunded lending commitments

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

	Loans held for investment
	C&I	CRE construction	CRE	Tax-exempt	Residential mortgage	SBL	Total
	(in thousands)
Three months ended March 31, 2015
Balance at beginning of period	$109,582	$1,709	$25,095	$2,738	$15,319	2,324	$156,767
Provision (benefit) for loan losses	1,530	(8)	900	1,171	168	176	3,937
Net (charge-offs)/recoveries:
Charge-offs	—	—	—	—	(411)	—	(411)
Recoveries	536	—	—	—	—	6	542
Net (charge-offs)/recoveries	536	—	—	—	(411)	6	131
Foreign exchange translation adjustment	(523)	(26)	(278)	—	—	—	(827)
Balance at March 31, 2015	$111,125	$1,675	$25,717	$3,909	$15,076	$2,506	$160,008

Six months ended March 31, 2015
Balance at beginning of period	$103,179	$1,594	$25,022	1,380	14,350	2,049	$147,574
Provision for loan losses	8,364	117	1,062	2,529	787	443	13,302
Net (charge-offs)/recoveries:
Charge-offs	(238)	—	—	—	(638)	—	(876)
Recoveries	536	—	—	—	577	14	1,127
Net (charge-offs)/recoveries	298	—	—	—	(61)	14	251
Foreign exchange translation adjustment	(716)	(36)	(367)	—	—	—	(1,119)
Balance at March 31, 2015	$111,125	$1,675	$25,717	$3,909	$15,076	$2,506	$160,008

Three months ended March 31, 2014
Balance at beginning of period	$96,629	$1,647	$20,210	—	18,300	1,338	$138,124
Provision (benefit) for loan losses	1,113	169	2,133	—	(1,641)	205	1,979
Net (charge-offs)/recoveries:
Charge-offs	(1,805)	—	—	—	(670)	—	(2,475)
Recoveries	12	—	—	—	625	6	643
Net (charge-offs)/recoveries	(1,793)	—	—	—	(45)	6	(1,832)
Foreign exchange translation adjustment	(247)	(17)	(67)	—	—	—	(331)
Balance at March 31, 2014	$95,702	$1,799	$22,276	$—	$16,614	$1,549	$137,940

Six months ended March 31, 2014
Balance at beginning of period	$95,994	$1,000	$19,266	—	19,126	1,115	$136,501
Provision (benefit) for loan losses	2,015	824	3,062	—	(2,702)	416	3,615
Net (charge-offs)/recoveries:
Charge-offs	(1,845)	—	—	—	(879)	—	(2,724)
Recoveries	16	—	80	—	1,069	18	1,183
Net (charge-offs)/recoveries	(1,829)	—	80	—	190	18	(1,541)
Foreign exchange translation adjustment	(478)	(25)	(132)	—	—	—	(635)
Balance at March 31, 2014	$95,702	$1,799	$22,276	$—	$16,614	$1,549	$137,940

Index

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

	Loans held for investment
	C&I	CRE construction	CRE	Tax-exempt	Residential mortgage	SBL	Total
	(in thousands)
March 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$1,220	$—	$—	$—	$4,376	$—	$5,596
Collectively evaluated for impairment	109,905	1,675	25,717	3,909	10,700	2,506	154,412
Total allowance for loan losses	$111,125	$1,675	$25,717	$3,909	$15,076	$2,506	$160,008

Recorded investment:(1)
Individually evaluated for impairment	$11,418	$—	$17,171	$—	$59,017	$—	$87,606
Collectively evaluated for impairment	6,801,782	100,914	1,655,774	361,644	1,907,184	1,251,884	12,079,182
Total recorded investment	$6,813,200	$100,914	$1,672,945	$361,644	$1,966,201	$1,251,884	$12,166,788

September 30, 2014
Allowance for loan losses:
Individually evaluated for impairment	$1,289	$—	$—	$—	$5,012	$—	$6,301
Collectively evaluated for impairment	101,890	1,594	25,022	1,380	9,338	2,049	141,273
Total allowance for loan losses	$103,179	$1,594	$25,022	$1,380	$14,350	$2,049	$147,574

Recorded investment:(1)
Individually evaluated for impairment	$11,959	$—	$18,876	$—	$65,793	$—	$96,628
Collectively evaluated for impairment	6,410,388	94,195	1,670,287	122,218	1,685,954	1,023,748	11,006,790
Total recorded investment	$6,422,347	$94,195	$1,689,163	$122,218	$1,751,747	$1,023,748	$11,103,418

(1)	Excludes any net unearned income and deferred expenses.

The reserve for unfunded lending commitments, included in trade and other payables on our Condensed Consolidated Statements of Financial Condition, was $13.2 million and $10 million at March 31, 2015 and September 30, 2014, respectively.

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

Refer to Note 2 on pages 115 - 118 of our 2014 Form 10-K for a description of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary of any VIEs.  Other than as described below, as of March 31, 2015 there have been no significant changes in either the nature of our involvement with, or the accounting policies associated with the analysis of, VIEs as described in the 2014 Form 10-K.

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

	Aggregate assets (1)	Aggregate liabilities (1)
	(in thousands)
March 31, 2015
LIHTC Funds	$156,603	$49,467
Guaranteed LIHTC Fund (2)	73,151	2,101
Restricted Stock Trust Fund	9,727	9,727
EIF Funds	5,559	—
Total	$245,040	$61,295

September 30, 2014
LIHTC Funds	$179,050	$60,180
Guaranteed LIHTC Fund (2)	74,798	—
Restricted Stock Trust Fund	6,608	6,608
EIF Funds	6,041	—
Total	$266,497	$66,788

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

	March 31, 2015	September 30, 2014
	(in thousands)
Assets:
Assets segregated pursuant to regulations and other segregated assets	$10,221	$10,887
Receivables, other	5,817	5,812
Investments in real estate partnerships held by consolidated variable interest entities	225,557	235,858
Trust fund investment in RJF common stock (1)	9,726	6,607
Prepaid expenses and other assets	5,197	5,728
Total assets	$256,518	$264,892

Liabilities and equity:
Trade and other payables	$18,913	$10,157
Intercompany payables	9,721	6,608
Loans payable of consolidated variable interest entities (2)	34,977	43,877
Total liabilities	63,611	60,642
RJF equity	6,152	6,165
Noncontrolling interests	186,755	198,085
Total equity	192,907	204,250
Total liabilities and equity	$256,518	$264,892

(1)	Included in treasury stock in our Condensed Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans.

The following table presents information about the net income (loss) of the VIEs which we consolidate, and is included within our Condensed Consolidated Statements of Income and Comprehensive Income. The noncontrolling interests presented in this table represent the portion of the net loss from these VIEs which is not ours.

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Interest	$2	$—	$2	$1
Other	(382)	(1,580)	292	(1,416)
Total revenues	(380)	(1,580)	294	(1,415)
Interest expense	(537)	(797)	(1,066)	(1,584)
Net revenues (expense)	(917)	(2,377)	(772)	(2,999)

Non-interest expenses (1)	11,085	12,052	19,099	21,017
Net loss including noncontrolling interests	(12,002)	(14,429)	(19,871)	(24,016)
Net loss attributable to noncontrolling interests	(11,975)	(14,420)	(19,858)	(23,996)
Net loss attributable to RJF	$(27)	$(9)	$(13)	$(20)

(1)	Primarily comprised of items reported in other expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

Low-income housing tax credit funds

RJTCF is the managing member or general partner in 98 separate low-income housing tax credit funds having one or more investor members or limited partners, 86 of which are determined to be VIEs and 12 of which are determined not to be VIEs. RJTCF has concluded that it is the primary beneficiary of eight non-guaranteed LIHTC Fund VIEs and, accordingly, consolidates these funds. In addition, RJTCF consolidates the one Guaranteed LIHTC Fund VIE it sponsors (see Note 15 for further discussion of the guarantee obligation as well as other RJTCF commitments).  RJTCF also consolidates six of the funds it determined not to be VIEs.

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

	March 31, 2015			September 30, 2014
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
LIHTC Funds	$3,266,464	$946,849	$20,033	$2,988,224	$899,586	$48,915
NMTC Funds	65,503	30	12	83,474	2	13
Other Real Estate Limited Partnerships and LLCs	29,671	36,369	172	30,202	36,262	183
Total	$3,361,638	$983,248	$20,217	$3,101,900	$935,850	$49,111

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

The aggregate assets, liabilities, and our exposure to loss from Managed Funds in which we hold a variable interest as of the dates indicated are provided in the table below:

	March 31, 2015			September 30, 2014
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
Managed Funds	$102,524	$47	$94	$103,618	$11	$94

Index

NOTE 9 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The following are our goodwill and net identifiable intangible asset balances as of the dates indicated:

	March 31, 2015	September 30, 2014
	(in thousands)
Goodwill	$295,486	$295,486
Identifiable intangible assets, net	55,187	58,775
Total goodwill and identifiable intangible assets, net	$350,673	$354,261

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
Fiscal year 2015
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

We performed our annual goodwill impairment testing during the quarter ended March 31, 2015, evaluating the balances as of December 31, 2014. We performed a qualitative assessment for each reporting unit that includes an allocation of goodwill to determine whether it is more likely than not that the carrying value of such reporting unit, including the recorded goodwill, is in excess of the fair value of the reporting unit. In any instance in which we are unable to qualitatively conclude that it is more likely than not that the fair value of the reporting unit exceeds the reporting unit carrying value including goodwill, a quantitative analysis of the fair value of the reporting unit would be performed. Based upon the outcome of our qualitative assessment, we determined that no quantitative analysis of the fair value of any reporting unit as of December 31, 2014 was required, and we concluded that none of the goodwill allocated to any of our reporting units as of December 31, 2014 was impaired. No events have occurred since December 31, 2014 that would cause us to update this impairment testing.

Index

Identifiable intangible assets, net

The following table sets forth our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the periods indicated:

	Segment
	Private client group	Capital markets	Asset management	RJ Bank	Total
	(in thousands)
For the three months ended March 31, 2015
Net identifiable intangible assets as of beginning of period	$8,472	$36,600	$10,663	$1,253	$56,988
Additions	—	—	—	118	118
Amortization expense	(139)	(1,375)	(333)	(72)	(1,919)
Impairment losses	—	—	—	—	—
Net identifiable intangible assets as of end of period	$8,333	$35,225	$10,330	$1,299	$55,187

For the six months ended March 31, 2015
Net identifiable intangible assets as of beginning of period	$8,611	$37,975	$10,996	$1,193	$58,775
Additions	—	—	—	233	233
Amortization expense	(278)	(2,750)	(666)	(127)	(3,821)
Impairment losses	—	—	—	—	—
Net identifiable intangible assets as of end of period	$8,333	$35,225	$10,330	$1,299	$55,187

For the three months ended March 31, 2014
Net identifiable intangible assets as of beginning of period	$9,035	$42,099	$11,996	$1,014	$64,144
Additions	—	—	—	118	118
Amortization expense	(146)	(1,375)	(333)	(48)	(1,902)
Impairment losses	—	—	—	—	—
Net identifiable intangible assets as of end of period	$8,889	$40,724	$11,663	$1,084	$62,360

For the six months ended March 31, 2014
Net identifiable intangible assets as of beginning of period	$9,191	$43,474	$12,329	$984	$65,978
Additions	—	—	—	189	189
Amortization expense	(302)	(2,750)	(666)	(89)	(3,807)
Impairment losses	—	—	—	—	—
Net identifiable intangible assets as of end of period	$8,889	$40,724	$11,663	$1,084	$62,360

Identifiable intangible assets by type are presented below:

	March 31, 2015		September 30, 2014
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
	(in thousands)
Customer relationships	$65,957	$(16,469)	$65,957	$(13,875)
Trade name	—	—	2,000	(2,000)
Developed technology	11,000	(6,600)	11,000	(5,500)
Non-compete agreements	—	—	1,000	(1,000)
Mortgage servicing rights	1,726	(427)	1,493	(300)
Total	$78,683	$(23,496)	$81,450	$(22,675)

Index

NOTE 10 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit of RJ Bank. The following table presents a summary of bank deposits including the weighted-average rate:

	March 31, 2015		September 30, 2014
	Balance	Weighted-average rate (1)	Balance	Weighted-average rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$6,027	0.01%	$5,792	0.01%
Demand deposits (non-interest-bearing)	4,776	—	8,386	—
Savings and money market accounts	10,910,547	0.02%	9,670,043	0.02%
Certificates of deposit	350,663	1.71%	344,703	1.81%
Total bank deposits(2)	$11,272,013	0.07%	$10,028,924	0.09%

(1)	Weighted-average rate calculation is based on the actual deposit balances at March 31, 2015 and September 30, 2014, respectively.

(2)
Bank deposits exclude affiliate deposits of approximately $421 million and $509 million at March 31, 2015 and September 30, 2014, respectively. These affiliate deposits include $400 million and $500 million, held in a deposit account on behalf of RJF as of March 31, 2015 and September 30, 2014, respectively.

RJ Bank’s savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”) administered by RJ&A.

Scheduled maturities of certificates of deposit are as follows:

	March 31, 2015		September 30, 2014
	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
	(in thousands)
Three months or less	$8,631	$8,928	$11,761	$9,482
Over three through six months	9,127	12,614	9,067	10,317
Over six through twelve months	15,917	14,311	15,809	21,002
Over one through two years	46,987	35,468	33,366	27,722
Over two through three years	17,555	13,742	45,842	33,529
Over three through four years	58,808	19,563	35,362	11,301
Over four through five years	62,053	26,959	55,556	24,587
Total	$219,078	$131,585	$206,763	$137,940

Interest expense on deposits is summarized as follows:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
	(in thousands)
Certificates of deposit	$1,459	$1,508	$2,983	$3,056
Money market, savings and NOW accounts	631	431	1,244	828
Total interest expense on deposits	$2,090	$1,939	$4,227	$3,884

Index

NOTE 11 – OTHER BORROWINGS

The following table details the components of other borrowings:

	March 31, 2015		September 30, 2014
	(in thousands)
Other borrowings:
FHLB advances	$550,000	(1)	$500,000	(2)
Borrowings on secured lines of credit (3)	171,600		154,700
Borrowings on ClariVest revolving credit facility (4)	116		216
Borrowings on unsecured lines of credit (5)	—		—
Total other borrowings	$721,716		$654,916

(1)
Borrowings from the FHLB as of March 31, 2015 are comprised of two floating-rate advances. One FHLB advance in the amount of $250 million, matures in September 2017, and has an interest rate which resets monthly. RJ Bank has the option to prepay this advance on each interest reset date without penalty. The other FHLB advance, in the amount of $300 million, matures in March 2017 and has an interest rate which resets quarterly. We use interest rate swaps to manage the risk of increases in interest rates associated with this floating-rate advance by converting a portion of the variable interest rate to a fixed interest rate. Refer to Note 12 for information regarding these interest rate swaps which are accounted for as hedging instruments. Both of the FHLB advances are secured by a blanket lien granted to the FHLB on RJ Bank’s residential mortgage loan portfolio. The weighted average interest rate on these advances is 0.27%.

(2)
Borrowings from the FHLB as of September 30, 2014 are comprised of two $250 million floating-rate advances. The weighted average interest rate on these advances is 0.20%. These advances are secured by a blanket lien granted to the FHLB on RJ Bank’s residential mortgage loan portfolio and mature in September, 2017. The interest rate resets on a monthly basis for one of the advances and a quarterly basis for the other. RJ Bank has the option to prepay each advance without penalty on each interest reset date.

(3)
Other than a $5 million borrowing outstanding on the Regions Credit Facility (as hereinafter defined) as of both March 31, 2015 and September 30, 2014, any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.

As of both March 31, 2015 and September 30, 2014, a subsidiary of RJF (the “Borrower”) is a party to a Revolving Credit Agreement (the “Regions Credit Facility”) with Regions Bank. The Regions Credit Facility provides for a revolving line of credit and is subject to a guarantee in favor of Regions Bank provided by RJF. The proceeds from any borrowings under the line are used for working capital and general corporate purposes. The obligations under the Regions Credit Facility are secured by, subject to certain exceptions, all of the present and future ARS owned by the Borrower (the “Pledged ARS”). The amount of any borrowing under the Regions Credit Facility cannot exceed the lesser of 70% of the value of the Pledged ARS, or $100 million. The maximum amount available to borrow was $91 million and the outstanding borrowings were $5 million as of March 31, 2015. The Regions Credit Facility bears interest at a variable rate which is 2.75% over LIBOR. On April 2, 2015, the Regions Credit Facility expired, was not renewed, and the outstanding balance was paid to the Lender.

(4)
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

(5)	Any borrowings on unsecured lines of credit are day-to-day and are generally utilized for cash management purposes.

There were other collateralized financings outstanding in the amount of $277 million and $244 million as of March 31, 2015 and September 30, 2014, respectively. These other collateralized financings are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities. See Note 13 for additional information regarding offsetting asset and liability balances as well as additional information regarding the collateral.

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

We enter into interest rate swaps and futures contracts either as part of our fixed income business to facilitate client transactions, to hedge a portion of our trading inventory, or to a limited extent for our own account. The majority of these derivative positions are executed in the over-the-counter market either directly with financial institutions or trades cleared through an exchange (the “OTC Derivatives Operations”). Cash flows related to the interest rate contracts arising from the OTC Derivative Operations are included as operating activities (the “trading instruments, net” line) on the Condensed Consolidated Statements of Cash Flows.

Either Raymond James Financial Products, Inc. or Morgan Keegan Capital Services, LLC (collectively the Raymond James matched book swap subsidiaries or “RJSS”) enter into derivative transactions (primarily interest rate swaps) with clients. For every derivative transaction RJSS enters into with a customer, RJSS enters into an offsetting transaction, on terms that mirror the customer transaction, with a credit support provider which is a third party financial institution. Due to this “pass-through” transaction structure, RJSS has completely mitigated the market and credit risk related to these derivative contracts. Therefore, the ultimate credit and market risk resides with the third party financial institution. RJSS only has credit risk related to its uncollected derivative transaction fee revenues. In these activities, we do not use derivative instruments for trading or hedging purposes. As a result of the structure of these transactions, we refer to the derivative contracts we enter into as a result of these operations as our offsetting “matched book” derivative operations (the “Offsetting Matched Book Derivatives Operations”).

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

The receivable for uncollected derivative transaction fee revenues of RJSS is $7 million as of both March 31, 2015 and September 30, 2014, and is included in other receivables on our Condensed Consolidated Statements of Financial Condition.

None of the derivatives described above arising from either our OTC Derivatives Operations or our Offsetting Matched Book Derivatives Operations are designated as fair value or cash flow hedges.

Derivatives arising from RJ Bank’s business operations

We enter into derivatives contracts as part of RJ Bank’s business operations through its hedging activities, which include forward foreign exchange contracts and interest rate swaps. Each of these activities is described further below.

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

The cash flows associated with certain assets held by RJ Bank provide interest income at fixed interest rates. Therefore, the value of these assets, absent any risk mitigation, is subject to fluctuation based upon changes in market rates of interest over time. In February 2015, we entered into certain interest rate swap contracts (the “RJ Bank Interest Hedges”) which swap variable interest payments on certain debt for fixed interest payments. Through the RJ Bank Interest Hedges, RJ Bank is able to mitigate a significant portion of the market risk associated with certain fixed interest earning assets held by RJ Bank.

The RJ Bank Interest Hedges are recorded at fair value on the Condensed Consolidated Statements of Financial Condition and are designated as cash flow hedges. The effective portion of the related gain or loss is recorded, net of tax, in shareholders’ equity as part of the cash flow hedge component of AOCI and subsequently reclassified to earnings when the hedged transaction affects earnings, specifically upon the incurrence of interest expense on certain borrowings. The ineffective portions of the related gain and loss are immediately recognized into earnings in the Condensed Consolidated Statements of Income and Comprehensive Income.  Hedge effectiveness is assessed at inception and each reporting period utilizing regression analysis and performed using the hypothetical derivative method.  However, as the key terms of the hedging instrument and hedged transaction match at inception, management expects there to be no ineffectiveness impacting earnings from this hedge while it is outstanding. As a result of these derivative transactions being executed through a clearing exchange, the cash deposit associated with this transaction that we have

Index

provided to the exchange, is included as a component of deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition. The fair value of RJ Bank Interest Hedges is obtained from internal pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value, yield curve and other volatility factors underlying the positions. Since our model inputs can be observed in a liquid market and the models do not require significant judgment, such derivative contracts are classified within Level 2 of the fair value hierarchy. We utilize values obtained from a third party to corroborate the output of our internal pricing models.

Description of the collateral we hold related to derivative contracts

Where permitted, we elect to net-by-counterparty certain derivative contracts entered into in our OTC Derivatives Operations. Certain of these contracts contain a legally enforceable master netting arrangement that allows for netting of all derivative transactions with each counterparty and, therefore, the fair value of those derivative contracts are netted by counterparty in the Condensed Consolidated Statements of Financial Condition.  The credit support annex related to the interest rate swaps and certain forward foreign exchange contracts allows parties to the master agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  We accept collateral in the form of cash or other marketable securities.  As we elect to net-by-counterparty the fair value of derivative contracts arising from our OTC Derivatives Operations, we also net-by-counterparty any cash collateral exchanged as part of those derivative agreements. Refer to Note 13 for additional information regarding offsetting asset and liability balances. This cash collateral is recorded net-by-counterparty at the related fair value.  The cash collateral included in the net fair value of all open derivative asset positions arising from our OTC Derivatives Operations aggregates to a net liability of $19 million as of March 31, 2015 and $21 million as of September 30, 2014.  The cash collateral included in the net fair value of all open derivative liability positions from our OTC Derivatives Operations aggregates to a net asset of $19 million and $23 million at March 31, 2015 and September 30, 2014, respectively.  Our maximum loss exposure under the interest rate swap contracts arising from our OTC Derivatives Operations at March 31, 2015 is $42 million.

RJ Bank provides to counterparties for the benefit of its U.S. subsidiaries, a guarantee of payment in the event of the subsidiaries’ default under forward foreign exchange contracts.  Due to this RJ Bank guarantee and the short-term nature of these derivatives, RJ Bank’s U.S. subsidiaries are not required to post collateral and do not receive collateral with respect to certain derivative contracts with the respective counterparties.  As of March 31, 2015, all of RJ Bank’s forward foreign exchange contracts are assets, therefore we consider there to be no significant exposure to loss under these contracts.

Index

Derivative balances included in our financial statements

See the table below for the notional and fair value amounts of both the asset and liability derivatives.

	Asset derivatives
	March 31, 2015			September 30, 2014
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other assets	$553,766	$6,794	Prepaid expenses and other assets	$609,018	$2,101
Derivatives not designated as hedging instruments:
Interest rate contracts (2)	Trading instruments	$2,510,991	$121,414	Trading instruments	$2,198,357	$89,923
Interest rate contracts (3)	Derivative instruments associated with offsetting matched book positions	$1,766,733	$421,850	Derivative instruments associated with offsetting matched book positions	$1,796,288	$323,337
Forward foreign exchange contracts	Prepaid expenses and other assets	$98,531	$1,206	Prepaid expenses and other assets	$105,179	$361

	Liability derivatives
	March 31, 2015			September 30, 2014
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Interest rate contracts (4)	Trade and other payables	$200,000	$2,481	Trade and other payables	$—	$—
Derivatives not designated as hedging instruments:
Interest rate contracts (2)	Trading instruments sold	$2,497,071	$105,050	Trading instruments sold	$2,185,085	$75,668
Interest rate contracts (3)	Derivative instruments associated with offsetting matched book positions	$1,766,733	$421,850	Derivative instruments associated with offsetting matched book positions	$1,796,288	$323,337

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and before any netting by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net. See Note 13 for additional information regarding offsetting asset and liability balances.

(2)	These contracts arise from our OTC Derivatives Operations.

(3)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

(4)	These contracts are associated with our RJ Bank Interest Hedges activities.

Gains recognized on forward foreign exchange derivatives in AOCI totaled $30.5 million and $43.6 million, net of income taxes, for the three and six months ended March 31, 2015, respectively (see Note 16 for additional information).  There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the three and six months ended March 31, 2015.

Gains recognized on forward foreign exchange derivatives in AOCI totaled $14.4 million and $26 million, net of income taxes, for the three and six months ended March 31, 2014, respectively (see Note 16 for additional information).  There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the three and six months ended March 31, 2014.

A loss of $1.5 million was recognized on the RJ Bank Interest Hedges in AOCI, net of income taxes, for the three and six months ended March 31, 2015 (see Note 16 for additional information). There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the three and six months ended March 31, 2015. RJ Bank expects to reclassify an estimated $3.3 million as additional interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is ten years.

Index

The table below sets forth the impact of the derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Location of gain (loss) recognized on derivatives in the Condensed Consolidated Statements of Income and Comprehensive Income	Amount of gain (loss) on derivatives recognized in income
		Three months ended March 31,		Six months ended March 31,
		2015	2014	2015	2014
		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts (1)	Net trading profit	$2,403	$(70)	$2,280	$579
Interest rate contracts (2)	Other revenues	$44	$651	$66	$671
Forward foreign exchange contracts	Other revenues	$8,683	$2,530	$12,305	$4,811

(1)	These contracts arise from our OTC Derivatives Operations.

(2)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

Risks associated with, and our risk mitigation related to, our derivative contracts

We are exposed to credit losses in the event of nonperformance by the counterparties to forward foreign exchange derivative agreements as well as the interest rate contracts associated with our OTC Derivatives Operations that are not cleared through an exchange. Where we are subject to credit exposure, we perform a credit evaluation of counterparties prior to entering into derivative transactions and we monitor their credit standings.  Currently, we anticipate that all of the counterparties will be able to fully satisfy their obligations under those agreements.  For our OTC Derivatives Operations that are not cleared through an exchange, we may require collateral from counterparties in the form of cash deposits or other marketable securities to support certain of these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties.  We are required to maintain cash or marketable security deposits with the exchange we utilize to clear our OTC Derivatives transactions that are cleared through such exchanges. These deposits are a component of deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition.

We are exposed to interest rate risk related to the interest rate derivative agreements arising from certain of our OTC Derivatives Operations and RJ Bank Interest Hedges.  We are also exposed to foreign exchange risk related to our forward foreign exchange derivative agreements.  We monitor exposure in our derivative agreements which we have risk due to fluctuations in interest rates daily based on established limits with respect to a number of factors, including interest rate, foreign exchange spot and forward rates, spread, ratio, basis and volatility risks.  These exposures are monitored both on a total portfolio basis and separately for each agreement for selected maturity periods.

Certain of the derivative instruments arising from our OTC Derivatives Operations and from RJ Bank’s forward foreign exchange contracts contain provisions that require our debt to maintain an investment grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment grade, we would be in breach of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at March 31, 2015 is $23.3 million, for which we have posted collateral of $22.3 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2015, we would have been required to post an additional $1 million of collateral to our counterparties.

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

Index

NOTE 13 – DISCLOSURE OF OFFSETTING ASSETS AND LIABILITIES, COLLATERAL AND ENCUMBERED ASSETS

The following table presents information about the financial and derivative instruments that are offset or subject to an enforceable master netting arrangement or other similar agreement as of the dates indicated:

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Statement of Financial Condition	Net amounts presented in the Statement of Financial Condition	Financial instruments		Cash (received) paid		Net amount
	(in thousands)
As of March 31, 2015:
Assets
Securities purchased under agreements to resell and other collateralized financings	$469,503	$—	$469,503	$(469,503)	(1)	$—		$—
Derivatives - interest rate contracts(2)	121,414	(79,697)	41,717	(9,273)		—		32,444
Derivative instruments associated with offsetting matched book positions	421,850	—	421,850	(421,850)	(3)	—		—
Derivatives - forward foreign exchange contracts(4)	8,000	—	8,000	—		—		8,000
Stock borrowed	167,338	—	167,338	(159,418)		—		7,920
Total assets	$1,188,105	$(79,697)	$1,108,408	$(1,060,044)		$—		$48,364
Liabilities
Securities sold under agreements to repurchase	$(277,383)	$—	$(277,383)	$277,383	(5)	$—		$—
Derivatives - RJ Bank Interest Hedges	(2,481)	—	(2,481)	—		2,481	(6)	—
Derivatives - interest rate contracts(2)	(105,050)	79,028	(26,022)	4,101	(7)	15,941	(7)	(5,980)
Derivative instruments associated with offsetting matched book positions	(421,850)	—	(421,850)	421,850	(3)	—		—
Stock loaned	(395,609)	—	(395,609)	381,327		—		(14,282)
Total liabilities	$(1,202,373)	$79,028	$(1,123,345)	$1,084,661		$18,422		$(20,262)

As of September 30, 2014:
Assets
Securities purchased under agreements to resell and other collateralized financings	$446,016	$—	$446,016	$(446,016)	(1)	$—		$—
Derivatives - interest rate contracts(2)	89,923	(61,718)	28,205	(3,877)		—		24,328
Derivative instruments associated with offsetting matched book positions	323,337	—	323,337	(323,337)	(3)	—		—
Derivatives - forward foreign exchange contracts(4)	2,462	—	2,462	—		—		2,462
Stock borrowed	158,988	—	158,988	(153,261)		—		5,727
Total assets	$1,020,726	$(61,718)	$959,008	$(926,491)		$—		$32,517
Liabilities
Securities sold under agreements to repurchase	$(244,495)	$—	$(244,495)	$244,495	(5)	$—		$—
Derivatives - interest rate contracts(2)	(75,668)	63,296	(12,372)	3,502	(7)	4,620	(7)	(4,250)
Derivative instruments associated with offsetting matched book positions	(323,337)	—	(323,337)	323,337	(3)	—		—
Stock loaned	(417,383)	—	(417,383)	402,180		—		(15,203)
Total liabilities	$(1,060,883)	$63,296	$(997,587)	$973,514		$4,620		$(19,453)

The text of the footnotes in the above table are on the following page.

Index

The text of the footnotes to the table on the previous page are as follows:

(1)
We are over-collateralized since the actual amount of financial instruments pledged as collateral for securities purchased under agreements to resell and other collateralized financings amounts to $483.8 million and $463.7 million as of March 31, 2015 and September 30, 2014, respectively.

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

(4)
As of March 31, 2015 and September 30, 2014. the fair value of the forward foreign exchange contract derivatives are in an asset position and are included in prepaid expenses and other assets on our Condensed Consolidated Statements of Financial Condition. See Note 12 for additional information.

(5)
We are over-collateralized since the actual amount of financial instruments pledged as collateral for securities sold under agreements to repurchase amounts to $289.4 million and $253.7 million as of March 31, 2015 and September 30, 2014, respectively.

(6)
Derivatives - RJ Bank Interest Hedges are included in other liabilities on our Condensed Consolidated Statements of Financial Condition. See Note 12 for additional information. The RJ Bank Interest Hedges are transacted through an exchange. The nature of the agreement with the clearing member exchange includes terms that are similar to a master netting agreement, thus we present offsetting deposits paid to the exchange assoicated with these contracts. These deposits are included in deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition. We are over-collateralized since the actual amount of cash deposited with the exchange for these RJ Bank Interest Hedges amounts to $8.9 million as of March 31, 2015.

(7)
For the portion of these derivative contracts that are transacted through an exchange, the nature of the agreement with the clearing member exchange include terms that are similar to a master netting agreement, thus we present offsetting deposits paid to the exchange associated with these contracts. These deposits are a component of deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition. See Note 12 for additional information.

For financial statement purposes, we do not offset our repurchase agreements or securities borrowing, securities lending transactions and certain of our derivative instruments including those transacted through an exchange because the conditions for netting as specified by GAAP are not met. Our repurchase agreements, securities borrowing and securities lending transactions, and certain of our derivative instruments transacted through an exchange, are governed by master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. Although not offset on the Condensed Consolidated Statements of Financial Condition, these transactions are included in the preceding table.

Collateral and deposits with clearing organizations

We receive cash and securities as collateral, primarily in connection with Reverse Repurchase Agreements, securities borrowed, derivative transactions not transacted through an exchange, client margin loans arising from our domestic operations, and the secured call loans that are held by RJ Ltd. The cash collateral we receive is primarily associated with our OTC Derivative Operations (see Note 12 for additional information). The collateral we receive reduces our credit exposure to individual counterparties.

We also pay cash to the exchange, or receive cash from the exchange, related to derivative contracts transacted through an exchange. We account for such cash as a component of deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition.

In many cases, we are permitted to deliver or repledge financial instruments we have received as collateral, for our own use in our repurchase agreements, securities lending agreements, other secured borrowings, satisfaction of deposit requirements with clearing organizations, or otherwise meeting either our, or our clients, settlement requirements.

Index

The table below presents financial instruments at fair value, that we received as collateral, are not included on our Condensed Consolidated Statements of Financial Condition, and that were available to be delivered or repledged, along with the balances of such instruments that were used to deliver or repledge, to satisfy one of our purposes described above:

	March 31, 2015		September 30, 2014
	(in thousands)
Collateral we received that is available to be delivered or repledged	$2,146,076		$2,178,868
Collateral that we delivered or repledged	949,809	(1)	879,071	(2)

(1)
The collateral delivered or repledged as of March 31, 2015, includes client margin securities which we pledged with a clearing organization in the amount of $155.4 million which were applied against our requirement of $125.1 million.

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

The table below presents information about the fair value of our assets that have been pledged for one of the purposes described above:

	March 31, 2015		September 30, 2014
	(in thousands)
Financial instruments owned, at fair value, pledged to counterparties that:
Had the right to deliver or repledge	$417,609		$394,746
Did not have the right to deliver or repledge	137,467	(1)	50,983	(2)

(1)
Assets delivered or repledged as of March 31, 2015, includes securities which we pledged with a clearing organization in the amount of $24.4 million which were applied against our requirement of $125.1 million (client margin securities we pledged which are described in the preceding table constitute the remainder of the assets pledged to meet the requirement).

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

For the three months ended March 31, 2015, our effective income tax rate is 37.1%, which is higher than the 35.8% effective tax rate for fiscal year 2014. The primary factor contributing to the increase in the current quarter effective tax rate compared to the prior year rate is a reduction in the amount of our non-taxable income associated with our corporate owned life insurance. In addition, the fiscal year 2014 effective tax rate was favorably impacted by the recognition of prior year state tax refunds, a benefit that is not expected to recur in fiscal year 2015.

For the six months ended March 31, 2015, our effective income tax rate is 37.4%, which is higher than the 35.8% effective tax rate for fiscal year 2014. The factors contributing to the increase in the current year-to-date effective tax rate compared to the prior fiscal year rate are the same factors that are described in the preceding paragraph for the quarter.

As of March 31, 2015, we have not experienced significant changes in our unrecognized tax benefits balances from September 30, 2014.

Index

NOTE 15 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

In the normal course of business we enter into underwriting commitments. As of March 31, 2015, RJ&A had two open transactions involving such commitments which were subsequently settled in open market transactions at amounts which approximated the carrying value of these commitments in our Condensed Consolidated Statements of Financial Condition as of March 31, 2015.  Transactions of RJ Ltd. involving such commitments that were recorded and open at March 31, 2015 were approximately $52.1 million in Canadian currency (“CDN”).

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers, primarily for recruiting and/or retention purposes (see Note 2 on pages 107 - 108 of our 2014 Form 10-K for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us.  As of March 31, 2015, we had made commitments, to either prospects that had accepted our offer, or recently recruited producers, of approximately $59.6 million that had not yet been funded.

As of March 31, 2015, RJ Bank had not settled purchases of $46.3 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

A subsidiary of RJ Bank has committed $61.6 million as an investor member in a low-income housing tax credit fund in which a subsidiary of RJTCF is the managing member (see the discussion of “direct investments in LIHTC project partnerships” in Note 2 on page 117 of our 2014 Form 10-K for information regarding the accounting policies governing these investments). As of March 31, 2015, the RJ Bank subsidiary has invested $20.6 million of the committed amount.

RJ Bank has a committed limited partner investment of $3 million to a limited partnership, $1.2 million of this committed amount has been invested as of March 31, 2015.

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

We have unfunded commitments to various venture capital or private equity partnerships, which aggregate to approximately $56 million as of March 31, 2015. Of the total, we have unfunded commitments to internally-sponsored private equity limited partnerships in which we control the general partner, of approximately $20 million.

RJF has committed to lend to RJTCF, or to guarantee obligations in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities, in amounts aggregating up to $250 million upon request, subject to certain limitations and to annual review and renewal. At March 31, 2015, RJTCF has $39.7 million in outstanding cash borrowings and $88.9 million in unfunded commitments outstanding against this commitment. RJTCF borrows from RJF in order to make investments in, or fund loans or advances to, either partnerships that purchase and develop properties qualifying for tax credits (“Project Partnerships”) or LIHTC Funds. Investments in Project Partnerships are sold to various LIHTC Funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in Project Partnerships to LIHTC Funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to Project Partnerships, and LIHTC Funds.

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS (see the discussion of these activities within “financial instruments owned, financial instruments sold but not purchased and fair value” in Note 2 on page 104 of our 2014 Form 10-K).  At March 31, 2015, RJ&A had approximately $498 million principal amount of outstanding forward MBS purchase commitments which are expected to be purchased over the following 90 days.  In order to hedge the market interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into to be announced (“TBA”) security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future.  These TBA securities are accounted for at fair value and are included in Agency MBS securities in the table of assets and liabilities measured at fair value included in Note 4, and at March 31, 2015 aggregate to a net liability having a fair value of $2.2 million.  The estimated fair value of the purchase commitment is a $2.2 million asset balance as of March 31, 2015.

Index

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

Guarantees

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At March 31, 2015, the exposure under these guarantees is $6.6 million, which was underwritten as part of RJ Bank’s corporate credit relationship with such borrowers.  The outstanding interest rate swaps at March 31, 2015 have maturities ranging from June 2015 through December 2026.  RJ Bank records an estimated reserve for its credit risk associated with the guarantee of these client swaps, which was insignificant as of March 31, 2015.  The estimated total potential exposure under these guarantees is $30.4 million at March 31, 2015.

RJ Bank guarantees the forward foreign exchange contract obligations of its U.S. subsidiaries.  See Note 12 for additional information regarding these derivatives.

RJF guarantees interest rate swap obligations of RJ Cap Services. See Note 12 for additional information regarding interest rate swaps.

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At March 31, 2015, there were no such outstanding performance guarantees.

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

RJF guarantees the existing mortgage debt of RJ&A of approximately $39.8 million.

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

RJTCF issues certain guarantees to various third parties related to Project Partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations, which aggregate to approximately $1.6 million as of March 31, 2015.

RJTCF has provided a guaranteed return on investment to a third party investor in one of its fund offerings (“Fund 34”), and RJF has guaranteed RJTCF’s performance under the arrangement.  Under the terms of the performance guarantee, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits to this investor over the next seven years, RJTCF is obligated to pay the investor an amount that results in the investor achieving a minimum specified return on their investment.  A $28.4 million financing asset is included in prepaid expenses and other assets, and a related $28.4 million liability is included in trade and other payables on our Condensed Consolidated Statements of Financial Condition as of March 31, 2015 related to this obligation. The maximum exposure to loss under this guarantee is approximately $35.4 million at March 31, 2015, which represents the undiscounted future payments due the investor.

Index

Legal matter contingencies

Indemnification from Regions

On April 2, 2012 (the “Closing Date”), RJF completed its acquisition of all of the issued and outstanding shares of Morgan Keegan & Company, Inc. (a broker-dealer hereinafter referred to as “MK & Co.”) and MK Holding, Inc. and certain of its affiliates (collectively referred to hereinafter as “Morgan Keegan”) from Regions Financial Corporation (“Regions”). The terms of the stock purchase agreement provide that Regions will indemnify RJF for losses incurred in connection with legal proceedings pending as of the closing date or commenced after the closing date and related to pre-closing matters that are received prior to April 2, 2015, as well as any cost of defense pertaining thereto (see Note 3 on pages 118 - 119 of our 2014 Form 10-K for a discussion of the indemnifications provided to RJF by Regions). All of the Morgan Keegan matters described below are subject to such indemnification provisions. Management estimates the range of potential liability of all such matters subject to indemnification, including the cost of defense, to be from $37 million to $205 million. Any loss arising from such matters, after consideration of the applicable annual deductible, if any, will be borne by Regions. As of March 31, 2015, a receivable from Regions of approximately $800 thousand is included in other receivables, an indemnification asset of approximately $149 million is included in other assets, and a liability for potential losses of approximately $147 million is included within trade and other payables, all of which are reflected on our Condensed Consolidated Statements of Financial Condition pertaining to the matters described below and the related indemnification from Regions. The amount included within trade and other payables is the amount within the range of potential liability related to such matters which management estimates is more likely than any other amount within such range.

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

The SEC and states of Missouri and Texas are investigating alleged securities law violations by MK & Co. in the underwriting and sale of certain municipal bonds. An enforcement action brought by the Missouri Secretary of State in April 2013, seeking monetary penalties and other relief, was dismissed and refiled in November 2013. A civil action was brought by institutional investors of the bonds in March 2012, seeking a return of their investment and unspecified compensatory and punitive damages. Trial of this case is currently set for July 2015 in the Circuit Court for Cole County, Missouri. A class action was brought on behalf of retail purchasers of the bonds in September 2012, seeking unspecified compensatory and punitive damages. In September 2014, the District Court for the Western District of Missouri granted class certification. The matter was resolved and the settlement approved by the District Court in January 2015. Other individual investors and investor groups have also filed arbitration claims or separate civil claims, which are pending in various stages and several have been resolved.

Index

Prior to the Closing Date, Morgan Keegan was involved in other litigation arising in the normal course of its business. On all such matters, RJF is subject to indemnification from Regions pursuant to the terms of the stock purchase agreement as summarized above.

Other matters

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as regulatory investigations and other corporate litigation. We are contesting the allegations in these matters and believe that there are meritorious defenses in each. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. Refer to Note 2 on page 114 of our 2014 Form 10-K for a discussion of our criteria for establishing a range of possible loss related to such matters.  Excluding any amounts subject to indemnification from Regions related to pre-Closing Date Morgan Keegan matters discussed above, as of March 31, 2015, management currently estimates the aggregate range of possible loss is from $0 to an amount of up to $9 million in excess of the accrued liability (if any) related to these matters.  In the opinion of management, based on current available information, review with outside legal counsel, and consideration of the accrued liability amounts provided for in the accompanying condensed consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

Index

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive income (loss)

The following table presents the after-tax changes in each component of accumulated other comprehensive income (loss) for the three and six months ended March 31, 2015 and 2014:

	Unrealized gains on available for sale securities	Net currency translations and net investment hedges (1)	Cash flow hedges(2)	Total
	(in thousands)
Three months ended March 31, 2015
Accumulated other comprehensive income (loss) as of the beginning of the period	$4,721	$(13,073)	$—	$(8,352)
Other comprehensive income (loss) before reclassifications and taxes	3,801	441	(2,481)	1,761
Amounts reclassified from accumulated other comprehensive (loss) income, before tax	(2)	—	60	58
Pre-tax net other comprehensive income (loss)	3,799	441	(2,421)	1,819
Income tax effect	(1,462)	(15,720)	920	(16,262)
Net other comprehensive income (loss) for the period, net of tax	2,337	(15,279)	(1,501)	(14,443)
Accumulated other comprehensive income (loss) as of March 31, 2015	$7,058	$(28,352)	$(1,501)	$(22,795)

Six months ended March 31, 2015
Accumulated other comprehensive income (loss) as of the beginning of the period	$4,745	$(6,633)	$—	$(1,888)
Other comprehensive income (loss) before reclassifications and taxes	3,745	733	(2,481)	1,997
Amounts reclassified from accumulated other comprehensive (loss) income, before tax	(2)	—	60	58
Pre-tax net other comprehensive income (loss)	3,743	733	(2,421)	2,055
Income tax effect	(1,430)	(22,452)	920	(22,962)
Net other comprehensive income (loss) for the period, net of tax	2,313	(21,719)	(1,501)	(20,907)
Accumulated other comprehensive income (loss) as of March 31, 2015	$7,058	$(28,352)	$(1,501)	$(22,795)

Three months ended March 31, 2014
Accumulated other comprehensive (loss) income as of the beginning of the period	$(182)	$5,727	$—	$5,545
Other comprehensive income (loss) before reclassifications and taxes	5,668	(2,691)	—	2,977
Amounts reclassified from accumulated other comprehensive loss, before tax	(39)	—	—	(39)
Pre-tax net other comprehensive income (loss)	5,629	(2,691)	—	2,938
Income tax effect	(2,147)	(7,570)	—	(9,717)
Net other comprehensive income (loss) for the period, net of tax	3,482	(10,261)	—	(6,779)
Accumulated other comprehensive income (loss) as of March 31, 2014	$3,300	$(4,534)	$—	$(1,234)

Six months ended March 31, 2014
Accumulated other comprehensive (loss) income as of the beginning of the period	$(1,276)	$12,002	$—	$10,726
Other comprehensive income (loss) before reclassifications and taxes	11,127	(2,898)	—	8,229
Amounts reclassified from accumulated other comprehensive loss, before tax	(3,731)	—	—	(3,731)
Pre-tax net other comprehensive income (loss)	7,396	(2,898)	—	4,498
Income tax effect	(2,820)	(13,638)	—	(16,458)
Net other comprehensive income (loss) for the period, net of tax	4,576	(16,536)	—	(11,960)
Accumulated other comprehensive income (loss) as of March 31, 2014	$3,300	$(4,534)	$—	$(1,234)

(1)
Includes net gains (losses) recognized on forward foreign exchange derivatives associated with hedges of RJ Bank’s foreign currency exposure due to its non-U.S. dollar net investments (see Note 12 for additional information on these derivatives).

(2)	Represents the RJ Bank Interest Hedges (see Note 12 for additional information on these derivatives).

Index

Reclassifications out of accumulated other comprehensive income

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive income (loss), and the related tax effects, for the periods indicated:

Accumulated other comprehensive income (loss) components:	Increase (decrease) in amounts reclassified from accumulated other comprehensive income (loss)	Affected line items in income statement
	(in thousands)
Three months ended March 31, 2015
Available for sale securities: (1)
Auction rate securities	$(2)	Other revenue
RJ Bank available for sale securities	—	Other revenue
RJ Bank Interest Hedges(2)	60	Interest expense
	58	Total before tax
	(22)	Provision for income taxes
Total reclassifications for the period	$36	Net of tax

Six months ended March 31, 2015
Available for sale securities: (1)
Auction rate securities	$(2)	Other revenue
RJ Bank available for sale securities	—	Other revenue
RJ Bank Interest Hedges(2)	60	Interest expense
	58	Total before tax
	(22)	Provision for income taxes
Total reclassifications for the period	$36	Net of tax

Three months ended March 31, 2014
Available for sale securities: (1)
Auction rate securities	$(39)	Other revenue
RJ Bank available for sale securities	—	Other revenue
	(39)	Total before tax
	15	Provision for income taxes
Total reclassifications for the period	$(24)	Net of tax

Six months ended March 31, 2014
Available for sale securities: (1)
Auction rate securities (3)	$(3,758)	Other revenue
RJ Bank available for sale securities	27	Other revenue
	(3,731)	Total before tax
	1,437	Provision for income taxes
Total reclassifications for the period	$(2,294)	Net of tax

(1)	See Note 6 for additional information regarding the available for sale securities, and Note 4 for additional fair value information regarding these securities.

(2)	See Note 12 for additional information regarding the RJ Bank Interest Hedges, and Note 4 for additional fair value information regarding these derivatives.

(3)
For the six months ended March 31, 2014, other revenues include realized gains on the redemption or sale of ARS in the amount of $5.6 million (see Note 6 for further information). The amounts presented in the table represent the reversal out of AOCI associated with such ARS’ redeemed or sold. The net of such realized gain and this reversal out of AOCI represents the net effect of such redemptions and sales activities on other comprehensive income (“OCI”) for each respective period, on a pre-tax basis.

All of the components of other comprehensive income (loss) described above, net of tax, are attributable to RJF.

Index

NOTE 17 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
	(in thousands)
Interest income:
Margin balances	$16,237	$16,628	$33,513	$34,415
Assets segregated pursuant to regulations and other segregated assets	3,179	3,558	6,789	8,188
Bank loans, net of unearned income	100,054	83,639	196,812	164,848
Available for sale securities	1,284	1,655	2,596	3,578
Trading instruments	4,925	4,615	9,425	9,143
Stock loan	3,699	2,809	7,210	4,682
Loans to financial advisors	1,687	1,647	3,437	3,303
Corporate cash and all other	3,348	3,842	6,740	7,329
Total interest income	$134,413	$118,393	$266,522	$235,486

Interest expense:
Brokerage client liabilities	$241	$286	$524	$717
Retail bank deposits	2,090	1,939	4,227	3,884
Trading instruments sold but not yet purchased	1,133	1,255	2,218	2,123
Stock borrow	1,795	814	3,413	1,306
Borrowed funds	1,129	876	2,188	1,848
Senior notes	19,009	19,010	38,019	38,020
Interest expense of consolidated VIEs	537	797	1,066	1,584
Other	912	1,003	2,575	1,870
Total interest expense	26,846	25,980	54,230	51,352
Net interest income	107,567	92,413	212,292	184,134
Subtract: provision for loan losses	(3,937)	(1,979)	(13,302)	(3,615)
Net interest income after provision for loan losses	$103,630	$90,434	$198,990	$180,519

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

Stock option awards

Expense and income tax benefits related to our stock options awards granted to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
	(in thousands)
Total share-based expense	$2,571	$3,128	$5,688	$6,861
Income tax benefit related to share-based expense	250	483	626	1,278

For the six months ended March 31, 2015, we realized $1 million of excess tax benefits related to our stock option awards.

Index

During the three months ended March 31, 2015, we granted 7,779 stock options to employees and no stock options were granted to our independent contractor financial advisors. During the six months ended March 31, 2015, we granted 1,093,279 stock options to employees and 39,200 stock options were granted to our independent contractor financial advisors. During the three and six months ended March 31, 2015, no stock options were granted to outside directors.

Unrecognized pre-tax expense for stock option awards granted to employees, members of our Board of Directors, and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of March 31, 2015, are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average amortization period
	(in thousands)	(in years)
Employees and members of our Board of Directors	$29,043	3.5
Independent contractor financial advisors	1,825	3.4

The weighted-average grant-date fair value of stock option awards to employees and members of our Board of Directors for the three and six months ended March 31, 2015 was $14.31 and $14.20, respectively.

The fair value of each option awarded to our independent contractor financial advisors is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model. The weighted-average fair value for unvested stock options granted to independent contractor financial advisors as of March 31, 2015 was $22.01.

Restricted stock and restricted stock unit awards

Expense and income tax benefits related to our restricted equity awards (which include restricted stock and restricted stock units) granted to employees, members of our Board of Directors, and independent contractor financial advisors are presented below:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
	(in thousands)
Total share-based expense	$14,189	$12,422	$33,155	$29,057
Income tax benefit related to share-based expense	5,038	4,304	11,900	10,220

For the six months ended March 31, 2015, we realized $8.1 million of excess tax benefits related to our restricted equity awards.

During the three and six months ended March 31, 2015, we granted 79,698 and 1,128,971, respectively, restricted stock units to employees. During the three and six months ended March 31, 2015, we granted 16,656 restricted stock units to outside members of our Board of Directors.  We granted no restricted stock units to our independent contractor financial advisors during the three and six months ended March 31, 2015.

Unrecognized pre-tax expense for restricted equity awards granted to employees, members of our Board of Directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of March 31, 2015, are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average amortization period
	(in thousands)	(in years)
Employees and members of our Board of Directors	$108,156	3.0
Independent contractor financial advisors	65	1.3

The weighted-average grant-date fair value of restricted stock unit awards granted to employees and outside members of our Board of Directors for the three and six months ended March 31, 2015 were $56.87 and $56.15, respectively.

Index

The fair value of each restricted equity award to our independent contractor financial advisors is computed on the date of grant and periodically revalued at the current stock price.  The fair value for unvested restricted equity awards granted to independent contractor financial advisors as of March 31, 2015 was $56.78 per unit.

NOTE 19 – REGULATIONS AND CAPITAL REQUIREMENTS

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

Effective January 1, 2015, RJF and RJ Bank became subject to Basel III. Under the Basel III rules, the quantity and quality of regulatory capital increases, a capital conservation buffer is established, selected changes were made to the calculation of risk-weighted assets, and a new ratio, common equity Tier 1 was introduced, all of which are applicable to both RJF and RJ Bank. RJF and RJ Bank report regulatory capital under Basel III under the standardized approach. Various aspects of Basel III will be subject to multi-year transition periods through December 31, 2018. Prior to January 1, 2015, RJF and RJ Bank were subject to the capital requirements of Basel 2.5 and Basel I, respectively.

RJF and RJ Bank are required to maintain minimum amounts and ratios of Total, Tier 1 capital (as defined in the regulations)to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined in Basel III, Common equity Tier 1 capital to risk-weighted assets. RJF and RJ Bank each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies.  Effective January 1, 2016, RJF and RJ Bank will be required to report their capital conservation buffers. Capital levels are monitored to assess both RJF and RJ Bank’s capital position. At current capital levels, RJF and RJ Bank are each categorized as “well capitalized” under the regulatory framework for prompt corrective action.

For further discussion of the various regulations and capital requirements applicable to certain of our businesses and subsidiaries, see Note 26 on pages 178 - 181 of our 2014 Form 10-K.

To meet requirements for capital adequacy purposes or to be categorized as “well capitalized,” RJF must maintain minimum Common equity tier 1, Tier 1 risk-based, Total risk-based, and Tier 1 leverage amounts and ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJF as of March 31, 2015:
(computed in accordance with Basel III)
Common equity tier 1 capital	$3,912,863	19.2%	$916,946	4.5%	$1,324,477	6.5%
Tier 1 capital	3,912,863	19.2%	1,222,595	6.0%	1,630,126	8.0%
Total capital	4,093,835	20.1%	1,630,126	8.0%	2,037,658	10.0%
Tier 1 leverage	3,912,863	16.2%	966,350	4.0%	1,207,937	5.0%

RJF as of September 30, 2014:
(computed in accordance with Basel 2.5)
Tier 1 capital	$3,775,385	19.7%	$765,589	4.0%	$1,148,384	6.0%
Total capital	3,940,516	20.6%	1,531,178	8.0%	1,913,973	10.0%
Tier 1 leverage	3,775,385	16.4%	919,546	4.0%	1,149,433	5.0%

The decrease in RJF’s Total capital, Tier 1 capital and Tier 1 leverage ratios at March 31, 2015 compared to September 30, 2014 was primarily the result of the change in rules governing the computations in Basel III versus Basel 2.5 as well as the significant loan growth during the period offset by our increase in earnings during the six month period ended March 31, 2015.

Index

To meet the requirements for capital adequacy or to be categorized as “well capitalized,” RJ Bank must maintain minimum Common equity Tier 1, tier 1 risk-based, Total risk-based, and Tier 1 leverage amounts and ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJ Bank as of March 31, 2015:
(computed in accordance with Basel III)
Common equity tier I capital	$1,437,093	11.5%	$561,822	4.5%	$811,520	6.5%
Tier 1 capital	1,437,093	11.5%	749,096	6.0%	998,794	8.0%
Total capital	1,593,572	12.8%	998,794	8.0%	1,248,493	10.0%
Tier 1 leverage	1,437,093	10.8%	530,077	4.0%	662,596	5.0%

RJ Bank as of September 30, 2014:
(computed in accordance with Basel I)
Tier 1 capital	$1,314,374	11.2%	$467,926	4.0%	$701,889	6.0%
Total capital	1,460,895	12.5%	935,852	8.0%	1,169,815	10.0%
Tier 1 leverage	1,314,374	10.7%	492,186	4.0%	615,232	5.0%

The increase in RJ Bank’s Total and Tier 1 capital ratios and Tier 1 leverage ratio at March 31, 2015 compared to September 30, 2014 was primarily due to earnings and a $35 million capital contribution from RJF, which exceed the impact of significant loan growth during the six month period ended March 31, 2015. The impact from the conversion to Basel III on the capital ratios was insignificant.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934.

The net capital position of our wholly owned broker-dealer subsidiary RJ&A is as follows:

	As of
	March 31, 2015	September 30, 2014
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	24.99%	24.14%
Net capital	$440,542	$442,866
Less: required net capital	(35,251)	(36,694)
Excess net capital	$405,291	$406,172

The net capital position of our wholly owned broker-dealer subsidiary RJFS is as follows:

	As of
	March 31, 2015	September 30, 2014
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$19,363	$23,748
Less: required net capital	(250)	(250)
Excess net capital	$19,113	$23,498

Index

The risk adjusted capital of RJ Ltd. is as follows (in Canadian dollars):

	As of
	March 31, 2015	September 30, 2014
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$112,192	$107,645
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$111,942	$107,395

At March 31, 2015, all of our other active regulated domestic and international subsidiaries are in compliance with and met all capital requirements.

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

RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding are as follows:

March 31, 2015
(in thousands)
Standby letters of credit	$83,968
Open-end consumer lines of credit	1,897,896
Commercial lines of credit	1,604,622
Unfunded loan commitments	259,206

Because many of RJ Bank’s lending commitments expire without being funded in whole or part, the contract amounts are not estimates of RJ Bank’s actual future credit exposure or future liquidity requirements. RJ Bank maintains a reserve to provide for potential losses related to the unfunded lending commitments. See Note 7 for further discussion of this reserve for unfunded lending commitments.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of March 31, 2015, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $6.9 million and CDN $10.4 million, respectively. RJ Bank is also subject to foreign exchange risk related to its net investment in a Canadian subsidiary. See Note 12 for information regarding how RJ Bank utilizes net investment hedges to mitigate a significant portion of this risk.

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

Index

NOTE 21 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$113,463	$104,560	$239,759	$221,193
Less allocation of earnings and dividends to participating securities (1)	(371)	(656)	(823)	(1,530)
Net income attributable to RJF common shareholders	$113,092	$103,904	$238,936	$219,663

Income for diluted earnings per common share:
Net income attributable to RJF	$113,463	$104,560	$239,759	$221,193
Less allocation of earnings and dividends to participating securities (1)	(364)	(642)	(803)	(1,500)
Net income attributable to RJF common shareholders	$113,099	$103,918	$238,956	$219,693

Common shares:
Average common shares in basic computation	142,320	139,888	141,813	139,498
Dilutive effect of outstanding stock options and certain restricted stock units	3,730	3,748	4,375	3,567
Average common shares used in diluted computation	146,050	143,636	146,188	143,065

Earnings per common share:
Basic	$0.79	$0.74	$1.68	$1.57
Diluted	$0.77	$0.72	$1.64	$1.54
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	2,062	228	2,294	527

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities.  Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 472 thousand and 896 thousand for the three months ended March 31, 2015 and 2014, respectively. Participating securities amounted to weighted-average shares of 493 thousand and 976 thousand for the six months ended March 31, 2015 and 2014, respectively. Dividends paid to participating securities amounted to $81 thousand and $133 thousand for the three months ended March 31, 2015 and 2014, respectively.  Dividends paid to participating securities amounted to $159 thousand and $286 thousand for the six months ended March 31, 2015 and 2014, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are as follows:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Dividends per common share - declared	$0.18	$0.16	$0.36	$0.32
Dividends per common share - paid	$0.18	$0.16	$0.34	$0.30

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

Index

Information concerning operations in these segments of business is as follows:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Private Client Group	$873,634	$817,581	$1,722,877	$1,600,330
Capital Markets	238,921	225,226	474,095	466,666
Asset Management	94,022	87,534	193,652	183,550
RJ Bank	105,390	87,157	208,346	171,030
Other	17,806	3,982	27,572	24,071
Intersegment eliminations	(17,149)	(16,855)	(34,074)	(32,248)
Total revenues(1)	$1,312,624	$1,204,625	$2,592,468	$2,413,399

Income (loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$75,420	$77,115	$168,164	$148,625
Capital Markets	20,848	29,571	48,501	63,016
Asset Management	31,095	29,864	70,891	61,700
RJ Bank	71,264	56,798	135,620	113,856
Other	(18,307)	(27,884)	(39,948)	(42,809)
Pre-tax income excluding noncontrolling interests	180,320	165,464	383,228	344,388
Add: net loss attributable to noncontrolling interests	(4,687)	(12,465)	(8,946)	(12,577)
Income including noncontrolling interests and before provision for income taxes	$175,633	$152,999	$374,282	$331,811

(1)	No individual client accounted for more than ten percent of total revenues in any of the periods presented.

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
	(in thousands)
Net interest income (expense):
Private Client Group	$21,696	$22,136	$43,759	$45,586
Capital Markets	2,034	1,414	4,127	3,262
Asset Management	24	12	91	41
RJ Bank	99,857	84,527	196,579	166,641
Other	(16,044)	(15,676)	(32,264)	(31,396)
Net interest income	$107,567	$92,413	$212,292	$184,134

The following table presents our total assets on a segment basis:

	March 31, 2015	September 30, 2014
	(in thousands)
Total assets:
Private Client Group (1)	$6,338,908	$6,255,176
Capital Markets (2)	2,909,119	2,645,926
Asset Management	173,249	186,170
RJ Bank	13,327,340	12,036,945
Other	2,219,319	2,201,435
Total	$24,967,935	$23,325,652

(1)	Includes $174.6 million of goodwill at March 31, 2015 and September 30, 2014.

(2)	Includes $120.9 million of goodwill at March 31, 2015 and September 30, 2014.

Index

We have operations in the United States, Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
	(in thousands)
Revenues:
United States	$1,214,397	$1,093,936	$2,395,705	$2,182,031
Canada	69,581	76,380	137,293	164,494
Europe	21,211	25,588	45,125	50,584
Other	7,435	8,721	14,345	16,290
Total	$1,312,624	$1,204,625	$2,592,468	$2,413,399

Pre-tax income (loss) excluding noncontrolling interests:
United States	$176,602	$153,577	$378,787	$320,183
Canada	5,262	8,997	7,487	20,543
Europe	(1,970)	656	(3,726)	855
Other	426	2,234	680	2,807
Total	$180,320	$165,464	$383,228	$344,388

Our total assets, classified by major geographic area in which they are held, are presented below:

	March 31, 2015	September 30, 2014
	(in thousands)
Total assets:
United States (1)	$23,319,673	$21,469,999
Canada(2)	1,568,758	1,773,703
Europe	32,878	39,872
Other	46,626	42,078
Total	$24,967,935	$23,325,652

(1)	Includes $262.5 million of goodwill at March 31, 2015 and September 30, 2014.

(2)	Includes $33 million of goodwill at March 31, 2015 and September 30, 2014.

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

Quarter ended March 31, 2015

We achieved record net revenues of $1.29 billion for the quarter, a $107 million, or 9%, increase compared to the prior year quarter, and a 3% increase compared to the preceding quarter. Total client assets under administration were a quarter-end record $496 billion at March 31, 2015, an 8% increase over the prior year level and up nearly 3% compared to the preceding quarter. The increase in assets under administration is attributable to both strong financial advisor retention and recruiting results, as well as market appreciation, which together resulted in a net inflow of client assets. Non-interest expenses increased $84 million, or 8%, compared to the prior year quarter, and $56 million, or 5%, compared to the preceding quarter. The increase from the prior year quarter primarily results from increases in compensation, commissions and benefits due to both annual raises and those increases that arise along with growth in revenues and profits, an increase in the bank loan loss provision resulting in part from the growth in the loan portfolio, and an increase in business development expense resulting from our recruiting efforts primarily in the private client group segment. The increase from the preceding quarter is primarily due to an increase in compensation, commissions and benefits expenses due to annual calendar year increases, an increase in communications and information processing expenses resulting in part from certain seasonal expenses such as annual tax document mailings to clients, and an increase in business development due to advertising and recruiting expenses, offset by a decrease in the bank loan loss provision that occurred due to slower loan growth in the current versus the preceding quarter.

Our net income of $113 million represents an increase of nearly $9 million, or 9%, compared to the prior year quarter, and a decrease of $13 million, or 10%, compared to the preceding quarter.

Index

A summary of the most significant items impacting our financial results as compared to the prior year quarter, are as follows:

•
Our Private Client Group segment generated record quarterly net revenues of $871 million, a 7% increase, while pre-tax income declined 2% to $75 million.  The increase in revenues is primarily attributable to increased securities commissions and fee revenues, predominately arising from fee-based accounts, as well as an increase in mutual fund and annuity service fee revenues. After excluding the impact of a $6 million expense incurred during the quarter related to the mutual fund share class issue that is discussed in more detail in the Private Client Group analysis that follows, commission expenses increased in proportion to the increase in corresponding commission revenues.  All other components of non-interest expenses increased in total by approximately 3%. Client assets under administration of the Private Client Group increased 9% over the prior year, to a quarter-end record $471.1 billion at March 31, 2015. Net inflows of client assets have been positively impacted by successful retention and recruiting of financial advisors.

•
The Capital Markets segment generated net revenues of $235 million, reflecting an increase of $14 million, or 6%. Pre-tax income decreased $9 million, or 29%, to $21 million. Despite the continuation of the challenging fixed income market conditions due to economic uncertainty and the historically low interest rate environment, which together result in decreased customer trading volumes, our institutional fixed income commission revenues increased $13 million, or 21%, resulting from somewhat greater volatility in benchmark interest rates during the current quarter. Institutional commissions on equity products declined $6 million, or 10%, triggered by a significant reduction in equity underwriting volume. Investment banking revenues increased significantly, led by robust merger and acquisitions and advisory fee revenues which increased $13 million, or 48%. Trading profits were steady. Our net profit was negatively impacted by certain increased costs, some of which result from our efforts to build-out certain investment banking sectors which we believe present solid long-term opportunities for us. The difficult market environment in Canada continues to negatively impact the revenues and profitability of this segment.

•
Our Asset Management segment generated a 7% increase in net revenues to $94 million and a $1 million, or 4%, increase in pre-tax income. Financial assets under management increased 11% from the prior year, to a record $69.4 billion as of March 31, 2015.  The current quarter included both positive net inflows of client assets and market appreciation. During March 2015, we entered into a definitive agreement to acquire Cougar Global Investments, Ltd., a Toronto, Canada-based asset manager that markets its investment services to high net worth individuals, families, foundations, trusts and institutions in Canada and the United States. We completed this acquisition on April 30, 2015.

•
RJ Bank generated $71 million in pre-tax income, a $14 million, or 25% increase, resulting primarily from an increase in net interest income. Net interest income increased due to both growth in the average loans outstanding and an increase in the net interest margin. The credit characteristics of the loan portfolio continued to reflect the positive impact of improved economic conditions.

•
Activities in our Other segment reflect a pre-tax loss that is $10 million, or 34%, less than the prior year quarter. Net revenues in the segment increased $14 million, resulting from increases in unrealized gains on investments in our private equity portfolio. With such increases, the portion of the segment’s pre-tax income that is attributable to noncontrolling interests also increases.

Six months ended March 31, 2015

Our net revenues of $2.54 billion represent a $176 million, or 7%, increase compared to the prior year period. Total client assets under administration at March 31, 2015 increased 8% over the prior year level. The reasons for the increase in assets under administration are the same as those described in the quarter discussion above. Non-interest expenses increased $134 million, or 7%, compared to the prior year period. The majority of such increase from the prior year primarily results from increases in compensation, commissions and benefits resulting from the increase in revenues and profits, an increase in business development expenses resulting from our recruiting efforts, and a higher bank loan loss provision which increased partly as a result of growth in the loan portfolio.

The volume of possible regulatory changes that impact the businesses in which we operate continues to grow and evolve. Among the activities that arose during this most recent quarter, the Department of Labor (“DOL”) released a proposed rule enhancing standards for individuals providing investment advice to retirement plans, their participants, or beneficiaries. We are studying and evaluating the proposal. The total impact of the standard, once finalized and implemented, on our business is unknown at this time. During the quarter, we implemented the new Basel III regulatory capital rules, a change which did not have a significant impact on our regulatory capital ratios. We continue to monitor the impact of proposed future legislation while implementing new regulations. We presently do not expect currently enacted legislation to have a significant adverse direct impact on our operations as a whole, however, we continue to evaluate the specific impact of each.

Index

Our segment results during the six month period were most significantly impacted by the factors described above for the quarter, unless otherwise noted:

•	Our Private Client Group segment generated an increase in pre-tax income of $20 million, or 13%, to $168 million.

•	The Capital Markets segment had a $15 million, or 23%, decrease in pre-tax income to $49 million.

•	Our Asset Management segment generated a $9 million, or 15%, increase in pre-tax income to $71 million.

•	RJ Bank generated a $22 million, or 19%, increase in pre-tax income to $136 million.

•	Activities in our Other segment have resulted in a pre-tax loss that is $3 million, or 7%, less than the prior year.

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

The following table presents our consolidated and segment gross revenues, net revenues, and pre-tax income (loss), the latter excluding noncontrolling interests, for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2015	2014	% change	2015	2014	% change
	($ in thousands)
Total company
Revenues	$1,312,624	$1,204,625	9%	$2,592,468	$2,413,399	7%
Net revenues	1,285,778	1,178,645	9%	2,538,238	2,362,047	7%
Pre-tax income excluding noncontrolling interests	180,320	165,464	9%	383,228	344,388	11%

Private Client Group
Revenues	873,634	817,581	7%	1,722,877	1,600,330	8%
Net revenues	870,552	815,152	7%	1,715,767	1,595,374	8%
Pre-tax income	75,420	77,115	(2)%	168,164	148,625	13%

Capital Markets
Revenues	238,921	225,226	6%	474,095	466,666	2%
Net revenues	235,245	221,530	6%	467,047	459,619	2%
Pre-tax income	20,848	29,571	(29)%	48,501	63,016	(23)%

Asset Management
Revenues	94,022	87,534	7%	193,652	183,550	6%
Net revenues	94,016	87,524	7%	193,640	183,537	6%
Pre-tax income	31,095	29,864	4%	70,891	61,700	15%

RJ Bank
Revenues	105,390	87,157	21%	208,346	171,030	22%
Net revenues	102,910	85,218	21%	203,428	167,146	22%
Pre-tax income	71,264	56,798	25%	135,620	113,856	19%

Other
Revenues	17,806	3,982	347%	27,572	24,071	15%
Net revenues	(1,698)	(15,626)	89%	(11,310)	(14,806)	24%
Pre-tax loss	(18,307)	(27,884)	34%	(39,948)	(42,809)	7%

Intersegment eliminations
Revenues	(17,149)	(16,855)	(2)%	(34,074)	(32,248)	(6)%
Net revenues	(15,247)	(15,153)	(1)%	(30,334)	(28,823)	(5)%

Index

Net interest analysis

We have certain assets and liabilities, primarily held in our PCG and RJ Bank segments, which are subject to changes in interest rates, which has an impact on our overall financial performance. Given the relationship of our interest sensitive assets to liabilities held in each of these segments, an increase in short-term interest rates would result in an overall increase in our net earnings (we currently have more assets than liabilities with a yield that would be affected by a change in short-term interest rates).  A gradual increase in short-term interest rates would have the most significant favorable impact on our PCG and RJ Bank segments (refer to the table in Item 3 - Interest Rate Risk in this Form 10-Q, which presents an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates using the asset/liability model applied by RJ Bank).

Based upon our latest analysis performed as of March 31, 2015, we estimate that a 100 basis point instantaneous rise in short-term interest rates would result in an increase in our pre-tax income of approximately $130 million over a twelve month period. Approximately 55% of such an increase would be reflected in account and service fee revenues (resulting from an increase in the fees generated in lieu of interest income from our multi-bank sweep program with unaffiliated banks and the discontinuance of money market fee waivers) which are reported in the PCG segment, and the remaining portion of the increase would be reflected in net interest income reported primarily in our PCG and RJ Bank segments. This estimate is based on static balances as of March 31, 2015 and a conservative assumption that 60 basis points of the increase would be credited to our clients on their cash balances in such an interest rate environment. The actual amount of any increase we would realize in the future will ultimately be based on a number of factors including, but not limited to, the actual change in balances, the rapidity and magnitude of the increase in interest rates, the competitive landscape at such time, and the returns on comparable investments which will factor into the interest rates we pay on client cash balances. The great majority of the benefit to pre-tax income from a rise in short-term interest rates would be expected to arise from the first 100 basis point increase, as we presume that any further incremental increase in short-term interest rates would be passed along to clients through our client interest program, and thus most additional interest revenues and interest sensitive fees would be offset by increases of similar amounts in our interest expense.

Index

Quarter ended March 31, 2015 compared with the quarter ended March 31, 2014 – Net interest

The following table presents our consolidated average interest-earning asset and liability balances, interest income and expense balances, and the average yield/cost, for the periods indicated:

	Three months ended March 31,
	2015			2014
	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,760,040	$16,237	3.69%	$1,737,657	$16,628	3.83%
Assets segregated pursuant to regulations and other segregated assets	2,425,236	3,179	0.52%	2,420,531	3,558	0.59%
Bank loans, net of unearned income(2)	12,066,343	100,054	3.35%	9,767,721	83,639	3.43%
Available for sale securities	542,078	1,284	0.95%	662,606	1,655	1.00%
Trading instruments(3)	799,314	4,925	2.46%	654,073	4,615	2.82%
Stock loan	398,802	3,699	3.71%	332,654	2,809	3.38%
Loans to financial advisors(3)	452,132	1,687	1.49%	409,304	1,647	1.61%
Corporate cash and all other(3)	2,744,092	3,348	0.49%	3,496,184	3,842	0.44%
Total	$21,188,037	$134,413	2.54%	$19,480,730	$118,393	2.43%

Interest-bearing liabilities:
Brokerage client liabilities	$3,662,588	$241	0.03%	$3,696,083	$286	0.03%
Bank deposits(2)	11,178,417	2,090	0.08%	10,268,228	1,939	0.08%
Trading instruments sold but not yet purchased(3)	347,127	1,133	1.31%	252,820	1,255	1.99%
Stock borrow	161,891	1,795	4.44%	95,997	814	3.39%
Borrowed funds	765,036	1,129	0.59%	275,667	876	1.27%
Senior notes	1,149,112	19,009	6.62%	1,148,924	19,010	6.62%
Loans payable of consolidated variable interest entities(3)	34,639	537	6.20%	52,994	797	6.02%
Other(3)	278,336	912	1.31%	332,835	1,003	1.21%
Total	$17,577,146	$26,846	0.61%	$16,123,548	$25,980	0.64%
Net interest income		$107,567			$92,413

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

Net interest income increased $15 million, or 16%, compared to the prior year quarter. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

The RJ Bank segment’s net interest income increased $15 million, or 18%, resulting from an increase in average loans outstanding as well as an increase in net interest margin.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

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

Interest income earned on our trading instruments increased marginally compared to the amount earned in the prior year period. This increase resulted from higher average inventory levels during the quarter which was partially offset by lower yields

Index

(see Note 5 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our trading instruments).

Six months ended March 31, 2015 compared with the six months ended March 31, 2014 – Net interest

The following table presents our consolidated average interest-earning asset and liability balances, interest income and expense balances, and the average yield/cost, for the periods indicated:

	Six months ended March 31,
	2015			2014
	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,790,170	$33,513	3.74%	$1,747,112	$34,415	3.94%
Assets segregated pursuant to regulations and other segregated assets	2,399,853	6,789	0.57%	3,170,991	8,188	0.52%
Bank loans, net of unearned income(2)	11,784,740	196,812	3.34%	9,453,109	164,848	3.46%
Available for sale securities	550,633	2,596	0.94%	678,673	3,578	1.05%
Trading instruments(3)	709,521	9,425	2.66%	599,389	9,143	3.05%
Stock loan	420,415	7,210	3.43%	337,062	4,682	2.78%
Loans to financial advisors(3)	441,996	3,437	1.56%	407,435	3,303	1.62%
Corporate cash and all other(3)	2,862,721	6,740	0.47%	3,480,316	7,329	0.42%
Total	$20,960,049	$266,522	2.54%	$19,874,087	$235,486	2.37%

Interest-bearing liabilities:
Brokerage client liabilities	$3,611,785	524	0.03%	$4,438,042	$717	0.03%
Bank deposits(2)	10,897,986	4,227	0.08%	9,873,142	3,884	0.08%
Trading instruments sold but not yet purchased(3)	287,446	2,218	1.54%	233,886	2,123	1.82%
Stock borrow	153,277	3,413	4.45%	96,222	1,306	2.71%
Borrowed funds	737,056	2,188	0.59%	278,672	1,848	1.33%
Senior notes	1,149,089	38,019	6.62%	1,148,924	38,020	6.62%
Loans payable of consolidated variable interest entities(3)	37,690	1,066	5.66%	56,266	1,584	5.63%
Other(3)	274,346	2,575	1.88%	337,618	1,870	1.11%
Total	$17,148,675	$54,230	0.63%	$16,462,772	$51,352	0.62%
Net interest income		$212,292			$184,134

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

Net interest income increased $28 million, or 15%, compared to the prior year. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

The RJ Bank segment’s net interest income increased $30 million, or 18%, primarily as a result of an increase in average loans outstanding as well as an increase in net interest margin. Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Net interest income in the PCG segment decreased $2 million, or 4%, compared to the prior year level. An increase in average client margin balances outstanding was more than offset by a decrease in the average interest rates associated with such balances.

Index

Interest income earned on the available for sale securities portfolio decreased from the prior year period due to lower investment balances and a slight decrease in yields on the portfolio as compared to the prior year.

Interest income earned on our trading instruments is slightly higher than the amount earned in the prior year. This increase resulted from higher average inventory levels during the year which was partially offset by lower yields (see Note 5 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our trading instruments).

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2015	% change	2014	2015	% change	2014
	($ in thousands)
Revenues:
Securities commissions and fees:
Equities	$66,714	(12)%	$75,838	$143,568	(7)%	$154,440
Fixed income products	18,170	(8)%	19,842	33,726	(16)%	40,243
Mutual funds	181,539	6%	171,116	339,293	1%	335,802
Fee-based accounts	357,571	17%	305,595	705,934	19%	592,732
Insurance and annuity products	86,113	(4)%	89,689	175,557	1%	174,341
New issue sales credits	20,829	(3)%	21,453	39,542	(9)%	43,482
Sub-total securities commissions and fees	730,936	7%	683,533	1,437,620	7%	1,341,040
Interest	24,778	1%	24,565	50,869	1%	50,542
Account and service fees:
Client account and service fees	43,614	6%	40,996	86,826	10%	79,017
Mutual fund and annuity service fees	59,899	15%	52,137	118,801	21%	98,313
Client transaction fees	4,523	(5)%	4,743	9,833	5%	9,392
Correspondent clearing fees	545	(29)%	771	1,202	(24)%	1,583
Account and service fees – all other	71	3%	69	146	2%	143
Sub-total account and service fees	108,652	10%	98,716	216,808	15%	188,448
Other	9,268	(14)%	10,767	17,580	(13)%	20,300
Total revenues	873,634	7%	817,581	1,722,877	8%	1,600,330

Interest expense	(3,082)	27%	(2,429)	(7,110)	43%	(4,956)
Net revenues	870,552	7%	815,152	1,715,767	8%	1,595,374

Non-interest expenses:
Sales commissions	548,028	10%	499,069	1,065,019	9%	974,912
Admin & incentive compensation and benefit costs	137,563	8%	127,308	267,558	4%	256,242
Communications and information processing	39,836	(11)%	44,579	73,132	(11)%	82,080
Occupancy and equipment	31,158	7%	29,119	60,007	3%	58,056
Business development	24,042	24%	19,403	46,442	17%	39,700
Clearance and other	14,505	(22)%	18,559	35,445	(1)%	35,759
Total non-interest expenses	795,132	8%	738,037	1,547,603	7%	1,446,749
Pre-tax income	$75,420	(2)%	$77,115	$168,164	13%	$148,625

Margin on net revenues	8.7%		9.5%	9.8%		9.3%

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

Index

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

Revenues of the PCG segment are correlated with total PCG client assets under administration, which include assets in fee-based accounts, and the overall U.S. equities markets. PCG client asset balances are as follows as of the dates indicated:

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
	(in billions)
Total PCG assets under administration	$471.1	$459.1	$450.6	$454.1	$434.0	$422.9
PCG assets in fee-based accounts	$182.1	$173.9	$167.7	$168.0	$158.2	$151.2

Total PCG assets under administration increased 9% over March 31, 2014, and 3% compared to the preceding quarter ended December 31, 2014. Total PCG assets in fee-based accounts increased 15% compared to March 31, 2014 and 5% compared to the preceding quarter ended December 31, 2014. Increased client assets under administration typically result in higher fee-based account revenues and mutual fund and annuity service fees. Improved equity markets not only result in increased assets under administration, but also generally lead to more client activity and therefore improved financial advisor productivity. Higher client cash balances generally lead to increased interest income and account fee revenues, depending upon spreads realized in our client interest program and RJBDP.

The following table presents a summary of PCG financial advisors as of the dates indicated:

	Employees	Independent contractors	March 31, 2015 total	September 30, 2014 total	March 31, 2014 total
RJ&A	2,496	—	2,496	2,462	2,438
Raymond James Financial Services, Inc.	—	3,422	3,422	3,329	3,288
Raymond James Ltd.	171	209	380	391	397
Raymond James Investment Services Limited (“RJIS”)	—	86	86	83	79
Total financial advisors	2,667	3,717	6,384	6,265	6,202

Quarter ended March 31, 2015 compared with the quarter ended March 31, 2014 – Private Client Group

Net revenues increased $55 million, or 7%, to $871 million. Pre-tax income decreased $2 million, or 2%, to $75 million. PCG’s pre-tax margin on net revenues decreased to 8.7% as compared to the prior year quarter’s 9.5%.

Securities commissions and fees increased $47 million, or 7%.  Client assets under administration increased to a quarter-end record $471.1 billion, an increase of $37.1 billion, or 9%, compared to March 31, 2014. The year over year increase in client assets was driven by positive net inflows generated by financial advisor retention and recruiting and the equity market conditions in the U.S., which were generally improved as compared to the prior year. The most significant increases in these revenues arose

Index

from revenues earned on fee-based accounts, which increased $52 million, or 17%, and commission revenues on mutual fund products which increased $10 million, or 6%, and partially offset by a $9 million, or 12%, decrease in commissions on equity products. The increase in commission revenues on mutual fund products is primarily due to increases in trailing commissions on mutual fund products, and the favorable impact of a $3 million downward revision of our prior quarter estimate of the impact of the mutual fund share classification issue, which is resulting in refunds of commissions being paid to certain of our clients commencing in April 2015. Commission earnings on equity products decreased due to reduced volumes of both trades and values processed through our domestic broker-dealers. Also contributing to the decrease in trade volume was a decline in equity business in our Canadian broker-dealer caused in part by the weaker Canadian currency compared to the U.S. dollar during the quarter.

Total account and service fees increased $10 million, or 10%, over the prior year period. Mutual fund and annuity service fees increased $8 million, or 15%, primarily as a result of an increase in education and marketing support (“EMS”) fees (which include no-transaction-fee (“NTF”) program revenues) and mutual fund omnibus fees, all of which are paid to us by the mutual fund companies whose products we distribute.  Beginning with the quarter ended March 31, 2014, we implemented technology changes in our EMS program and standardized tiered service levels provided to many mutual fund companies, resulting in increased fees earned from EMS arrangements. We continue to implement changes in the data sharing arrangements with many mutual fund companies, converting from a networking to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate us for the additional reporting requirements performed by the broker-dealer under omnibus arrangements which result in an offsetting expense included in other expense.  Additionally, new mutual funds continue to join the omnibus program and the overall asset levels held in mutual funds increased.

Total segment revenues increased 7%. The portion of total segment revenues that we consider to be recurring is approximately 74% at March 31, 2015, an increase from 71% at March 31, 2014.  Recurring commission and fee revenues include asset-based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund and annuity service fees, fees earned on funds in our multi-bank sweep program, and interest. Assets in fee-based accounts as of March 31, 2015 were $182.1 billion, an increase of 15% as compared to the $158.2 billion as of March 31, 2014.

PCG net interest was nearly unchanged from the prior year quarter level.

Non-interest expenses increased $57 million, or 8%, over the prior year quarter.  Sales commission expense increased $49 million, or 10%, resulting from the 7% increase in commission and fee revenues, and a $6 million expense incurred during the quarter related to the mutual fund share class issue noted in the securities commissions and fees discussion above.  To clarify, in the preceding quarter, we had anticipated that a portion of the total amount we committed to refund to clients would be recouped from our financial advisors, but we subsequently decided that the firm would bear the entire expense. Administrative and incentive compensation and benefits expense increased $10 million, or 8%, resulting in part from annual increases in salary expenses as well as increases in employee benefit plan costs. Business development expenses increased $5 million, or 24%, due to increases in recruiting related expenditures, incoming account transfer fees, and conference related expenses.

Six months ended March 31, 2015 compared with the six months ended March 31, 2014 – Private Client Group

Net revenues increased $120 million, or 8%, to $1.72 billion. Pre-tax income increased $20 million, or 13%, to $168 million. PCG’s pre-tax margin on net revenues increased to 9.8% as compared to 9.3% in the prior year period.

Securities commissions and fees increased $97 million, or 7%.  The increase results in large part from the increase in client assets under administration which is described in the discussion of the quarterly results above. The most significant increases in these revenues arose from revenues earned on fee-based accounts, which increased $113 million, or 19%, partially offset by an $11 million, or 7%, decrease in commission revenues on equity products and a $7 million, or 16%, decrease in commissions on fixed income products. Despite a $7 million decrease in mutual fund commission revenues due to the mutual fund share classification issue described in the discussion of the quarter results above, mutual fund commission revenues increased $3 million, or 1%. Commission earnings on equities decreased due to declines in the equity business volumes in our Canadian broker-dealer, caused in part by the weaker Canadian currency compared to the U.S. dollar, as well as on domestically traded equities. Commission earnings on fixed income products decreased primarily due to the continuation of historically low interest rates which result in challenging fixed income market conditions.

Total account and service fees increased $28 million, or 15%. Mutual fund and annuity service fees increased $20 million, or 21%, primarily as a result of an increase in EMS fees (which include NTF program revenues) and mutual fund omnibus fees, all of which are paid to us by the mutual fund companies whose products we distribute (refer to the discussion of these fees and programs in the discussion of the quarter results above).  Client account and service fees increased $8 million, or 10%, as a result of the changes made in many of our fee schedules implemented since December 2013. In addition, account maintenance fees

Index

increased due to the increased number of billed accounts and transaction handling fees increased due to the increased number of transactions.

PCG net interest decreased $2 million, or 4%, primarily resulting from a decrease in average margin interest rates compared to the prior year period.

Non-interest expenses increased $101 million, or 7%, over the prior year period.  Sales commission expense increased $90 million, or 9%, largely consistent with the 7% increase in commission and fee revenues, after consideration of the impact of the decrease in mutual fund revenues arising from the mutual fund share classification issue described in the discussion of the quarter above.  Business development expenses increased $7 million, or 17%, due to increases in recruiting and conference related expenses. Communications and information processing expenses decreased $9 million, or 11%, due primarily to decreases in software consulting costs.

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2015	% change	2014	2015	% change	2014
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$59,913	(10)%	$66,394	$130,127	(1)%	$132,039
Fixed income	75,066	21%	62,165	139,010	9%	127,233
Sub-total institutional sales commissions	134,979	5%	128,559	269,137	4%	259,272
Equity underwriting fees	15,651	(30)%	22,397	33,816	(19)%	41,901
Mergers & acquisitions and advisory fees	41,086	48%	27,694	88,497	29%	68,753
Fixed income investment banking	9,135	(36)%	14,240	17,510	(30)%	25,073
Tax credit funds syndication fees	8,260	146%	3,363	11,850	1%	11,769
Investment advisory fees	5,659	—	5,676	12,383	11%	11,122
Net trading profit	15,665	11%	14,061	23,653	(23)%	30,662
Interest	5,710	12%	5,110	11,175	8%	10,309
Other	2,776	(33)%	4,126	6,074	(22)%	7,805
Total revenues	238,921	6%	225,226	474,095	2%	466,666
Interest expense	(3,676)	(1)%	(3,696)	(7,048)	—	(7,047)
Net revenues	235,245	6%	221,530	467,047	2%	459,619

Non-interest expenses:
Sales commissions	52,917	8%	49,123	103,956	3%	100,961
Admin & incentive compensation and benefit costs	103,347	10%	93,878	202,802	2%	199,740
Communications and information processing	18,385	10%	16,650	35,476	6%	33,540
Occupancy and equipment	8,447	(4)%	8,780	16,807	(4)%	17,446
Business development	10,592	(7)%	11,376	21,986	13%	19,490
Losses and non-interest expenses of real estate partnerships held by consolidated VIEs	11,080	(7)%	11,969	19,106	(7)%	20,565
Clearance and all other	20,941	46%	14,364	38,583	30%	29,583
Total non-interest expenses	225,709	9%	206,140	438,716	4%	421,325
Income before taxes and including noncontrolling interests	9,536	(38)%	15,390	28,331	(26)%	38,294
Noncontrolling interests	(11,312)		(14,181)	(20,170)		(24,722)
Pre-tax income excluding noncontrolling interests	$20,848	(29)%	$29,571	$48,501	(23)%	$63,016

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

Quarter ended March 31, 2015 compared with the quarter ended March 31, 2014 – Capital Markets

Net revenues increased $14 million, or 6%. Pre-tax income decreased $9 million, or 29%.

Merger and acquisitions and advisory fees increased $13 million, or 48%, reflecting the benefit of prior years’ investments in expanded business sectors.

Institutional fixed income commissions increased $13 million, or 21%, benefiting from increased interest rate volatility during the current period. Offsetting this increase, institutional equity sales commissions decreased $6 million, or 10%, resulting primarily from decreased underwriting activities during the current period, particularly in the energy and technology services sectors.

Our net trading profit increased $2 million, or 11% reflecting positive results in a period of increased interest rate volatility within the continuation of the historically low interest rate environment. The current period was negatively impacted by a $2 million realized loss on the final disposition of our holdings in two equity underwriting positions in our Canadian subsidiary.

The number of lead-managed underwritings in our domestic operations decreased during the current period compared to the prior year quarter, the number of domestic co-managed underwritings increased marginally. Related underwriting revenues decreased by $7 million, or 30%. Fees vary based on the size of the underwriting and our position in the syndicate. Underwriting revenues arising from our Canadian operations remained subdued, although improved compared to the prior year, during the continuation of difficult market conditions in Canada.

We experienced a surge of public finance underwritings in the current period, which favorably impacted both our securities commissions and fees revenues and our investment banking revenues. These combined revenues resulting from our public finance business activities increased $2 million, or 14%, compared to the prior period, a period which included a single significant transaction which has the effect of muting the increase.

Tax credit fund syndication fee revenues increased $5 million, or 146%, compared to the prior year period. The volume of tax credit fund partnership interests sold during the current period increased significantly compared to the prior year period.

Non-interest expenses increased $20 million, or 9%, compared to the prior year quarter.  Administrative and incentive compensation and benefit expense increased $9 million, or 10%, as compared to the prior period primarily resulting from annual salary increases, increases in levels of personnel including incremental costs to build-out the life science sector, and increased incentive compensation expense arising from the significant increase in merger and acquisition and advisory fees revenues. Commission expenses increased $4 million, or 8%, which largely correlates with the 5% increase in institutional commission revenues. Clearance and other expense increased $7 million, or 46%, primarily due to higher trade volume as reflected by the increase in institutional sales commission revenues, and a $3 million adjustment related to historical European trading activities.

Noncontrolling interests include the impact of consolidating certain low-income housing tax credit funds, which impacts other revenue, interest expense, and the losses of real estate partnerships held by consolidated VIEs, reflecting the portion of these consolidated entities which we do not own.  Total segment expenses attributable to others decreased by $3 million as compared to the prior year as a result of a decrease in the pre-tax losses of consolidated low-income housing tax credit funds.

Index

Six months ended March 31, 2015 compared with the six months ended March 31, 2014 – Capital Markets

Net revenues increased $7 million, or 2%. Pre-tax income decreased $15 million, or 23%.

Merger and acquisitions and advisory fees increased $20 million, or 29%. Institutional fixed income commissions increased $12 million, or 9%, benefiting from increased interest rate volatility, especially during the most recent quarter. Offsetting these increases, institutional equity sales commissions decreased $2 million, or 1%, resulting primarily from decreased underwriting activities, especially in our Canadian investment banking operations.

Our net trading profit decreased $7 million, or 23%. The majority of the decrease, or $5 million, resulted from realized losses related to two equity underwriting positions held in our Canadian subsidiary which were sold during the current year, and to a lesser extent, the impact of the continuation of the challenging fixed income market conditions.

The number of lead managed underwritings arising from our domestic and Canadian operations decreased during the current year, while our number of co-managed underwritings have increased in our domestic operations, but decreased in Canada. Fees vary based on the size of the underwriting and our position in the syndicate. The related underwriting fee revenues decreased by $8 million, or 19%.

Lead managed public finance underwritings have increased significantly in the current year, which favorably impact both our securities commissions and fees revenues and our investment banking revenues. These combined revenues resulting from our public finance business activities increased $6 million, or 23%.

Non-interest expenses increased $17 million, or 4%.  Administrative and incentive compensation and benefit expense increased $3 million, or 2%, primarily resulting from annual salary increases. Business development expenses increased $2 million, or 13%, predominately in our equity capital markets operations as they pursue opportunities for future growth and revenues. Clearance and other expense increased $9 million, or 30%, primarily due to a higher volume of trades, as reflected by the increase in institutional sales commission revenues, and a $3 million adjustment related to historical European trading activities.

Noncontrolling interests include the impact of consolidating certain low-income housing tax credit funds, which impacts other revenue, interest expense, and the losses of real estate partnerships held by consolidated VIEs, reflecting the portion of these consolidated entities which we do not own.  Total segment expenses attributable to others decreased by $5 million as compared to the prior year period as a result of a decrease in the pre-tax losses of consolidated low-income housing tax credit funds.

Index

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2015	% change	2014	2015	% change	2014
	($ in thousands)
Revenues:
Investment advisory fees	$80,653	7%	$75,419	$167,311	6%	$158,414
Other	13,369	10%	12,115	26,341	5%	25,136
Total revenues	94,022	7%	87,534	193,652	6%	183,550

Expenses:
Admin & incentive compensation and benefit costs	25,507	4%	24,516	47,963	(10)%	53,023
Communications and information processing	6,516	22%	5,357	12,573	20%	10,457
Occupancy and equipment	1,143	1%	1,135	2,256	1%	2,242
Business development	2,335	25%	1,866	4,688	3%	4,544
Investment sub-advisory fees	13,577	20%	11,287	26,701	23%	21,621
Other	12,956	6%	12,240	25,776	5%	24,519
Total expenses	62,034	10%	56,401	119,957	3%	116,406
Income before taxes and including noncontrolling interests	31,988	3%	31,133	73,695	10%	67,144
Noncontrolling interests	893		1,269	2,804		5,444
Pre-tax income excluding noncontrolling interests	$31,095	4%	$29,864	$70,891	15%	$61,700

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

Managed Programs

As of March 31, 2015, approximately 80% of investment advisory fees recorded in this segment are earned from assets held in managed programs.  Of these revenues, approximately 60% of our investment advisory fees recorded in each quarter are determined based on balances at the beginning of a quarter, approximately 25% are based on balances at the end of the quarter and the remaining 15% are computed based on average assets throughout the quarter.

Index

The following table reflects fee-billable financial assets under management in managed programs at the dates indicated:

	March 31, 2015	December 31, 2014	September 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(in millions)
Financial assets under management:
Eagle Asset Management, Inc.	$29,010	$28,234	$28,752	$29,542	$29,478	$27,886
Raymond James Consulting Services	13,957	13,511	13,085	12,566	12,156	11,385
Unified Managed Accounts (“UMA”)	8,861	8,171	7,587	6,405	5,778	4,962
Freedom Accounts & other managed programs	21,669	20,721	19,944	18,755	17,992	16,555
Sub-total financial assets under management	73,497	70,637	69,368	67,268	65,404	60,788
Less: Assets managed for affiliated entities	(4,127)	(3,925)	(4,811)	(4,935)	(4,899)	(4,799)
Total financial assets under management	$69,370	$66,712	$64,557	$62,333	$60,505	$55,989

The following table summarizes the activity impacting the fee-billable financial assets under management in managed programs for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015		2014
	(in millions)
Financial assets under management at beginning of period	$70,637	$65,404	$69,368		$60,788
Net inflows of client assets	1,644	1,420	2,357		2,653
Net market appreciation in asset values	1,216	444	2,824		3,827
Other	—	—	(1,052)	(1)
Financial assets under management at end of period	$73,497	$67,268	$73,497		$67,268

(1)
During the quarter ended December 31, 2014, certain assets that were previously included in Eagle Asset Management, Inc programs were transferred into non-discretionary asset-based programs. The inflow of assets into the non-discretionary asset-based programs is reflected in the following table.

Non-discretionary asset-based programs

As of March 31, 2015, approximately 20% of investment advisory fees revenue recorded in this segment are earned for administrative services on assets held in certain non-discretionary asset-based programs. These assets totaled $90.8 billion, $85.8 billion, and $74.8 billion as of March 31, 2015, December 31, 2014, and March 31, 2014, respectively. All investment advisory fees associated with these programs are determined based on balances at the beginning of the quarter.

Index

The following table summarizes the activity impacting the fee-billable financial assets in non-discretionary asset-based programs for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015		2014
	(in millions)
Assets in non-discretionary asset-based programs at beginning of period	$85,758	$71,198	$81,301		$64,681
Net inflows of client assets	3,796	2,776	6,659		5,436
Net market appreciation in asset values	1,249	856	1,791		4,713
Other	—	—	1,052	(1)	—
Assets in non-discretionary asset-based programs at end of period	$90,803	$74,830	$90,803		$74,830

(1)
As noted in the table of activity in the financial assets under management in managed programs above, certain assets previously included in Eagle Asset Management, Inc. managed programs were transferred into non-discretionary asset-based programs during the quarter ended December 31, 2014.

Quarter ended March 31, 2015 compared with the quarter ended March 31, 2014 – Asset Management

Pre-tax income in the Asset Management segment increased $1 million, or 4%, over the prior year quarter.

Investment advisory fee revenue increased by $5 million, or 7%, over the prior year quarter generated by an increase in assets under management. Financial assets under management in managed programs have increased $7 billion, or 11%, since the prior year resulting from a combination of net inflows of client assets and market appreciation. Other income increased $1 million, or 10%, primarily resulting from RJ Trust’s increase in trust fee income arising from their 10% increase in trust assets from the prior year level to $3.5 billion as of March 31, 2015.

Expenses increased by approximately $6 million, or 10%, primarily resulting from a $2 million, or 20%, increase in investment sub-advisory fees, a $1 million, or 22%, increase in communications and information processing expense and a $1 million, or 4%, increase in administrative and incentive compensation expenses.  The increase in investment sub-advisory fee expenses are primarily attributable to increased fees paid to external managers for Raymond James Consulting Services and UMA programs, which have both experienced increases in asset levels compared to the prior year period. The increase in communications and information processing expense results from additional costs associated with supporting the steadily increasing levels of assets under management as well as the growth in asset levels in our non-discretionary asset-based programs. The increase in administrative and incentive compensation expenses results primarily from annual salary increases as well as other increases in employee benefit plan costs.

Six months ended March 31, 2015 compared with the six months ended March 31, 2014 – Asset Management

Pre-tax income in the Asset Management segment increased $9 million, or 15%.

Investment advisory fee revenue increased $9 million, or 6%, generated by an increase in assets under management. Performance fees, which are earned by managed funds for exceeding certain performance targets, amounted to $5 million in the current year, a decrease of $5 million from the amount earned in the prior year. Refer to the tables above for information regarding the increases in the balances of assets under management as well as asset balances in non-discretionary asset-based programs.

Expenses increased by approximately $4 million, or 3%, primarily resulting from a $5 million, or 23%, increase in investment sub-advisory fees, a $2 million, or 20%, increase in communications and information processing expense offset by a $5 million, or 10%, decrease in administrative and incentive compensation expenses.  The increase in investment sub-advisory fee expenses and communications and information processing expense result from the same factors described in the discussion of the quarter above. The decrease in administrative and incentive compensation expenses results primarily from the reduced level of performance fee revenues generated in the current year, resulting in lower incentive compensation, and the reversal of certain incentive compensation expense accruals for associates who are no longer with the firm.

Noncontrolling interests includes the impact of the consolidation of certain subsidiary investment advisors and other subsidiaries. The portion of net income attributable to noncontrolling interests decreased $3 million compared to the prior year primarily as a result of a reduction in the amount of performance fee revenues earned in the current period that were attributable to others.

Index

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2015	% change	2014	2015	% change	2014
	($ in thousands)
Revenues:
Interest income	$102,337	18%	$86,466	$201,497	18%	$170,525
Interest expense	(2,480)	28%	(1,939)	(4,918)	27%	(3,884)
Net interest income	99,857	18%	84,527	196,579	18%	166,641
Other income	3,053	342%	691	6,849	NM	505
Net revenues	102,910	21%	85,218	203,428	22%	167,146

Non-interest expenses:
Compensation and benefits	7,026	17%	5,991	13,307	8%	12,273
Communications and information processing	1,289	2%	1,258	2,473	27%	1,943
Occupancy and equipment	301	(10)%	336	623	(3)%	642
Loan loss provision	3,937	99%	1,979	13,302	268%	3,615
FDIC insurance premiums	2,824	(15)%	3,333	5,723	6%	5,415
Affiliate deposit account servicing fees	8,281	(10)%	9,208	16,597	(6)%	17,671
Other	7,988	26%	6,315	15,783	35%	11,731
Total non-interest expenses	31,646	11%	28,420	67,808	27%	53,290
Pre-tax income	$71,264	25%	$56,798	$135,620	19%	$113,856

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

Index

The tables below present certain credit quality trends for corporate loans, residential loans, tax-exempt loans, and SBL and other consumer loans:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
	(in thousands)
Net loan (charge-offs)/recoveries:
C&I loans	$536	$(1,793)	$298	$(1,829)
CRE loans	—	—	—	80
Residential mortgage loans	(411)	(45)	(61)	190
SBL	6	6	14	18
Total	$131	$(1,832)	$251	$(1,541)

	March 31, 2015	September 30, 2014
	(in thousands)
Allowance for loan losses:
Loans held for investment:
C&I loans	$111,125	$103,179
CRE construction loans	1,675	1,594
CRE loans	25,717	25,022
Tax-exempt loans	3,909	1,380
Residential mortgage loans	15,076	14,350
SBL	2,506	2,049
Total	$160,008	$147,574

Nonperforming assets:
Nonperforming loans:
CRE loans	$17,171	$18,876
Residential mortgage loans:
Residential mortgage loans	52,182	61,391
Home equity loans/lines	285	398
Total nonperforming loans	69,638	80,665
Other real estate owned:
Residential first mortgage	6,451	5,380
Total other real estate owned	6,451	5,380
Total nonperforming assets	$76,089	$86,045
Total nonperforming assets, net as a % of RJ Bank total assets	0.55%	0.69%

Total loans:
Loans held for sale, net(1)	$87,974	$45,988
Loans held for investment:
C&I loans	6,813,200	6,422,347
CRE construction loans	100,914	94,195
CRE loans	1,672,945	1,689,163
Tax-exempt loans	361,644	122,218
Residential mortgage loans	1,966,201	1,751,747
SBL	1,251,884	1,023,748
Net unearned income and deferred expenses	(34,091)	(37,533)
Total loans held for investment	12,132,697	11,065,885
Total loans	$12,220,671	$11,111,873

(1)	Net of unearned income and deferred expenses.

Index

The following table presents RJ Bank’s allowance for loan losses by loan category:

	March 31, 2015		September 30, 2014
	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable
	($ in thousands)
Loans held for sale	$—	1%	$—	—
C&I loans	94,405	47%	87,551	49%
CRE construction loans	1,310	1%	1,307	1%
CRE loans	21,576	12%	21,061	13%
Tax-exempt loans	3,909	3%	1,380	1%
Residential mortgage loans	15,062	16%	14,340	16%
SBL	2,502	10%	2,044	9%
Foreign loans	21,244	10%	19,891	11%
Total	$160,008	100%	$147,574	100%

Information on foreign assets held by RJ Bank:

Changes in the allowance for loan losses with respect to loans RJ Bank has made to borrowers who are not domiciled in the U.S. are as follows:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
	(in thousands)
Allowance for loan losses attributable to foreign loans, beginning of period:	$21,065	$18,573	$19,891	$17,299
Provision for loan losses - foreign loans	1,006	211	2,472	1,789
Foreign exchange translation adjustment	(827)	(331)	(1,119)	(635)
Allowance for loan losses attributable to foreign loans, end of period	$21,244	$18,453	$21,244	$18,453

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

	Banks	C&I loans	CRE construction loans	CRE loans	Residential mortgage loans	SBL	Total cross-border outstandings (1)
	(in thousands)
March 31, 2015:

Canada	$90,959	$395,352	$—	$92,700	$565	$335	$579,911

September 30, 2014:

Canada	$64,363	$397,743	$—	$112,325	$586	$37	$575,054

(1)	Excludes any hedged, non-U.S. currency amounts.

Quarter ended March 31, 2015 compared with the quarter ended March 31, 2014 – RJ Bank

Pre-tax income generated by the RJ Bank segment increased $14 million, or 25%.  The increase in pre-tax income was primarily attributable to an $18 million, or 21%, increase in net revenues offset by an increase of $2 million, or 99%, in the provision for loan losses and a $1 million, or 5%, increase in non-interest expenses. The increase in net revenues was attributable to a $15 million increase in net interest income and a $2 million increase in other income.

Index

The $15 million increase in net interest income was the result of a $1.7 billion increase in average interest-earning banking assets and an increase in the net interest margin. The increase in average interest-earning banking assets was primarily driven by a $2.3 billion increase in average loans offset by declines in both average cash and investments. Average corporate loans increased $1.6 billion, or 22%, and average SBL increased $480 million, or 67%. The yield on interest-earning banking assets increased to 3.16% from 3.04% due to this significant increase in higher yielding loans versus lower yielding cash. The loan portfolio yield decreased to 3.35% from 3.43%. This decline was due primarily to lower yields on new loans and on the refinancing of existing loans at lower rates as well as a reduction in the corporate loan portfolio yield resulting from lower corporate loan fee income. In addition, the residential mortgage loan portfolio yield declined due to adjustable rate loans resetting at lower rates. Primarily as a result of the increase in the yield of the average interest-earning banking assets, the net interest margin increased to 3.09% from 2.97%.

Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $1.4 billion to $11.8 billion.

The increase in other income as compared to the prior year was primarily due to a decrease of $2 million in foreign currency losses.

The increase in provision for loan losses as compared to the prior year resulted from loan growth and fewer provision reversals resulting from the resolution of criticized loans in the current period, partially offset by a substantial decrease in nonperforming loans, and the continued reduction in delinquent residential mortgage loans. These credit characteristics reflect the positive impact from improved economic conditions.
The $1 million increase in non-interest expenses (excluding provision for loan losses) as compared to the prior year quarter was primarily attributable to a $1 million or 17% increase in compensation and benefits resulting from incentives on higher loan production.

Index

The following table presents average balance, interest income and expense, the related interest yields and rates, and interest spreads for RJ Bank for the periods indicated:

	Three months ended March 31,
	2015			2014
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income (1)
Loans held for sale - all domestic	$115,091	$671	2.36%	$99,079	$640	2.62%
Loans held for investment:
Domestic:
C&I loans	5,744,902	51,765	3.60%	4,747,415	42,582	3.60%
CRE construction loans	83,442	853	4.09%	31,975	342	4.28%
CRE loans	1,438,888	10,613	2.95%	1,231,022	9,057	2.94%
Tax-exempt loans (2)	253,702	1,871	4.54%	—	—	—
Residential mortgage loans	1,973,743	14,209	2.88%	1,752,172	12,932	2.95%
SBL	1,191,228	8,187	2.75%	711,788	4,914	2.76%
Foreign:
C&I loans	1,034,536	9,760	3.77%	944,662	10,433	4.42%
CRE construction loans	19,259	208	4.33%	50,605	841	6.65%
CRE loans	206,722	1,878	3.63%	195,123	1,866	3.83%
Residential mortgage loans	2,875	22	2.62%	2,044	15	3.02%
SBL	1,955	17	3.45%	1,836	17	3.71%
Total loans, net	12,066,343	100,054	3.35%	9,767,721	83,639	3.43%
Agency MBS	247,587	571	0.92%	305,390	679	0.89%
Non-agency CMOs	94,699	572	2.41%	136,337	826	2.42%
Cash and cash equivalents	562,620	289	0.21%	1,100,750	668	0.24%
FHLB stock, Federal Reserve Bank of Atlanta (“FRB”) stock, and other	95,878	851	3.60%	82,797	654	3.20%
Total interest-earning banking assets	13,067,127	$102,337	3.16%	11,392,995	$86,466	3.04%
Non-interest-earning banking assets:
Allowance for loan losses	(157,154)			(140,376)
Unrealized loss on available for sale securities	(4,444)			(10,123)
Other assets	343,642			344,887
Total non-interest-earning banking assets	182,044			194,388
Total banking assets	$13,249,171			$11,587,383

(continued on next page)

Index

	Three months ended March 31,
	2015			2014
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	(continued from previous page)
	($ in thousands)
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$347,200	$1,459	1.70%	$324,158	$1,508	1.89%
Money market, savings, and NOW accounts	10,831,217	631	0.02%	9,944,070	431	0.02%
FHLB advances and other	613,202	390	0.25%	117,931	—	—
Total interest-bearing banking liabilities	11,791,619	$2,480	0.09%	10,386,159	$1,939	0.08%
Non-interest-bearing banking liabilities	41,558			45,311
Total banking liabilities	11,833,177			10,431,470
Total banking shareholders’ equity	1,415,994			1,155,913
Total banking liabilities and shareholders’ equity	$13,249,171			$11,587,383
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,275,508	$99,857		$1,006,836	$84,527

Bank net interest:
Spread			3.07%			2.96%
Margin (net yield on interest-earning banking assets)			3.09%			2.97%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			110.82%			109.69%
Annualized return on average:
Total banking assets			1.45%			1.31%
Total banking shareholders’ equity			13.52%			13.15%
Average equity to average total banking assets			10.69%			9.98%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended March 31, 2015 and 2014 was $7 million and $9 million, respectively.

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
	2015 compared to 2014
	Increase (decrease) due to
	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale - all domestic	$103	$(72)	$31
Loans held for investment:
Domestic:
C&I loans	8,947	236	9,183
CRE construction loans	550	(39)	511
CRE loans	1,530	26	1,556
Tax-exempt loans	1,871	—	1,871
Residential mortgage loans	1,636	(359)	1,277
SBL	3,310	(37)	3,273
Foreign:
C&I loans	992	(1,665)	(673)
CRE construction loans	(521)	(112)	(633)
CRE loans	110	(98)	12
Residential mortgage loans	6	1	7
SBL	1	(1)	—
Agency MBS	(128)	20	(108)
Non-agency CMOs	(252)	(2)	(254)
Cash and cash equivalents	(326)	(53)	(379)
FHLB stock, FRB stock, and other	103	94	197
Total interest-earning banking assets	17,932	(2,061)	15,871

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	108	(157)	(49)
Money market, savings and NOW accounts	38	162	200
FHLB advances and other	390	—	390
Total interest-bearing banking liabilities	536	5	541
Change in net interest income	$17,396	$(2,066)	$15,330

Six months ended March 31, 2015 compared with the six months ended March 31, 2014 – RJ Bank

Pre-tax income generated by the RJ Bank segment increased $22 million, or 19%.  The increase in pre-tax income was primarily attributable to a $36 million, or 22%, increase in net revenues offset by an increase of $10 million, or 268%, in the provision for loan losses and a $5 million, or 10%, increase in non-interest expenses. The increase in net revenues was attributable to a $30 million increase in net interest income and a $6 million increase in other income.

The $30 million increase in net interest income was the result of a $1.8 billion increase in average interest-earning banking assets and an increase in net interest margin. The increase in average interest-earning banking assets was primarily driven by a $2.3 billion increase in average loans offset by declines in both average cash and investments. Average corporate loans increased $1.7 billion, or 25%, and average SBL increased $486 million, or 74%. The yield on interest-earning banking assets increased to 3.14% from 3.07% due to this significant increase in higher yielding loans versus lower yielding cash. The loan portfolio yield decreased to 3.34% from 3.46%. This decline was due primarily to lower yields on new loans and on the refinancing of existing

Index

loans at lower rates as well as a reduction in the corporate loan portfolio yield resulting from lower corporate loan fee income. In addition, the residential mortgage loan portfolio yield declined due to adjustable rate loans resetting at lower rates. Primarily as a result of the increase in the yield of the average interest-earning banking assets, the net interest margin increased to 3.06% from 3.00%.

Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $1.6 billion to $11.6 billion.

The increase in other income as compared to the prior year was primarily due to a decrease of $4 million in foreign currency losses, a $1 million increase in income generated from bank-owned life insurance, and a $1 million increase in net gains from the sale of residential foreclosed properties.

The increase in provision for loan losses as compared to the prior year resulted from loan growth and fewer provision reversals resulting from the resolution of criticized loans in the current period, partially offset by a substantial decrease in nonperforming loans, and the continued reduction in delinquent residential mortgage loans. These credit characteristics reflect the positive impact from improved economic conditions.
The $5 million increase in non-interest expenses (excluding provision for loan losses) as compared to the prior year was primarily attributable to a $1 million increase in SBL affiliate fees, a $1 million or 8% increase in compensation and benefits resulting from incentives on higher loan production, a $1 million, or 43%, increase in expense related to the reserve for unfunded lending commitments, a $1 million increase in communications and information processing expense, and an increase in FDIC insurance premiums.

Index

The following table presents average balance, interest income and expense, the related interest yields and rates, and interest spreads for RJ Bank for the periods indicated:

	Six months ended March 31,
	2015			2014
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income (1)
Loans held for sale - all domestic	$108,902	$1,349	2.48%	$119,336	$1,462	2.46%
Loans held for investment:
Domestic:
C&I loans	5,649,554	101,639	3.57%	4,583,375	85,319	3.70%
CRE construction loans	86,658	1,809	4.13%	27,501	661	4.76%
CRE loans	1,436,091	21,119	2.91%	1,172,499	17,550	2.96%
Tax-exempt loans (2)	195,624	2,987	4.70%	—	—	—
Residential mortgage loans	1,884,878	26,990	2.83%	1,750,286	25,973	2.94%
SBL	1,137,784	15,754	2.74%	652,427	9,202	2.79%
Foreign:
C&I loans	1,041,034	20,476	3.89%	912,314	19,677	4.27%
CRE construction loans	17,864	428	4.73%	43,163	1,259	5.77%
CRE loans	221,803	4,187	3.73%	188,481	3,682	3.86%
Residential mortgage loans	2,550	39	3.01%	1,951	30	3.06%
SBL	1,998	35	3.48%	1,776	33	3.72%
Total loans, net	11,784,740	196,812	3.34%	9,453,109	164,848	3.46%
Agency MBS	254,603	1,160	0.91%	312,523	1,369	0.88%
Non-agency CMOs	96,094	1,148	2.39%	138,511	1,733	2.50%
Cash and cash equivalents	579,684	609	0.21%	1,018,829	1,322	0.26%
FHLB stock, FRB stock, and other	100,296	1,768	3.53%	81,262	1,253	3.09%
Total interest-earning banking assets	12,815,417	$201,497	3.14%	11,004,234	$170,525	3.07%
Non-interest-earning banking assets:
Allowance for loan losses	(153,891)			(138,946)
Unrealized loss on available for sale securities	(5,096)			(10,990)
Other assets	327,894			297,140
Total non-interest-earning banking assets	168,907			147,204
Total banking assets	$12,984,324			$11,151,438

(continued on next page)

Index

	Six months ended March 31,
	2015			2014
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	(continued from previous page)
	($ in thousands)
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$346,337	$2,983	1.73%	$322,075	$3,056	1.90%
Money market, savings, and NOW accounts	10,551,649	1,244	0.02%	9,551,067	828	0.02%
FHLB advances and other	664,113	691	0.21%	105,892	—	—
Total interest-bearing banking liabilities	11,562,099	$4,918	0.09%	9,979,034	$3,884	0.08%
Non-interest-bearing banking liabilities	46,416			37,727
Total banking liabilities	11,608,515			10,016,761
Total banking shareholders’ equity	1,375,809			1,134,677
Total banking liabilities and shareholders’ equity	$12,984,324			$11,151,438
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,253,318	$196,579		$1,025,200	$166,641

Bank net interest:
Spread			3.05%			2.99%
Margin (net yield on interest-earning banking assets)			3.06%			3.00%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			110.84%			110.27%
Annualized return on average:
Total banking assets			1.38%			1.34%
Total banking shareholders’ equity			13.04%			13.16%
Average equity to average total banking assets			10.60%			10.18%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the six months ended March 31, 2015 and 2014 was $15 million and $17 million, respectively.

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
	2015 compared to 2014
	Increase (decrease) due to
	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale - all domestic	$(128)	$15	$(113)
Loans held for investment:
Domestic:
C&I loans	19,847	(3,527)	16,320
CRE construction loans	1,422	(274)	1,148
CRE loans	3,946	(377)	3,569
Tax-exempt loans	2,987	—	2,987
Residential mortgage loans	1,997	(980)	1,017
SBL	6,845	(293)	6,552
Foreign:
C&I loans	2,776	(1,977)	799
CRE construction loans	(738)	(93)	(831)
CRE loans	651	(146)	505
Residential mortgage loans	9	—	9
SBL	4	(2)	2
Agency MBS	(253)	44	(209)
Non-agency CMOs	(530)	(55)	(585)
Cash and cash equivalents	(570)	(143)	(713)
FHLB stock, FRB stock, and other	294	221	515
Total interest-earning banking assets	38,559	(7,587)	30,972

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	230	(303)	(73)
Money market, savings and NOW accounts	87	329	416
FHLB advances and other	691	—	691
Total interest-bearing banking liabilities	1,008	26	1,034
Change in net interest income	$37,551	$(7,613)	$29,938

Index

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2015	% change	2014	2015	% change	2014
	($ in thousands)
Revenues:
Interest income	$3,460	(12)%	$3,932	$6,618	(12)%	$7,481
Investment advisory fees	292	6%	275	586	5%	558
Other	14,054	NM	(225)	20,368	27%	16,032
Total revenues	17,806	347%	3,982	27,572	15%	24,071

Interest expense	(19,504)	(1)%	(19,608)	(38,882)	—	(38,877)
Net revenues	(1,698)	89%	(15,626)	(11,310)	24%	(14,806)

Non-interest expenses:
Compensation and other	10,878	(8)%	11,811	20,218	(5)%	21,302
Total non-interest expenses	10,878	(8)%	11,811	20,218	(5)%	21,302
Loss before taxes and including noncontrolling interests	(12,576)	54%	(27,437)	(31,528)	13%	(36,108)
Noncontrolling interests	5,731		447	8,420		6,701
Pre-tax loss excluding noncontrolling interests	$(18,307)	34%	$(27,884)	$(39,948)	7%	$(42,809)

This segment includes our principal capital and private equity activities as well as various corporate overhead costs of RJF including the interest cost on our public debt.

Quarter ended March 31, 2015 compared with the quarter ended March 31, 2014 – Other

The pre-tax loss generated by this segment decreased by approximately $10 million, or 34%.

Net revenues in this segment increased $14 million. Net favorable valuation adjustments of our private equity portfolio investments resulted in other revenues of $17 million in the current period, compared to no significant valuation adjustments arising from any of our private equity portfolio investments during the prior year quarter. Offsetting the favorable valuation adjustments of our private equity portfolio was a $3 million foreign currency loss attributable to RJF’s investment in certain Canadian subsidiaries.

The portion of revenue attributable to noncontrolling interests increased $5 million due to the increase in gains generated in our private equity portfolio.

Six months ended March 31, 2015 compared with the six months ended March 31, 2014 – Other

The pre-tax loss generated by this segment decreased by approximately $3 million, or 7%.

Net revenues in this segment increased $3 million. Net valuation adjustments of our private equity portfolio investments are approximately $13 million greater than the prior year. Offsetting this favorable activity, the prior year included a non-recurring$5.5 million gain resulting from the redemption of Jefferson County Alabama Sewer Revenue Refunding Warrants ARS.

The portion of revenue attributable to noncontrolling interests increased $2 million compared to the prior year, as the gains generated in our private equity portfolio result in higher amounts of such gains that are attributable to others.

Index

Certain statistical disclosures by bank holding companies

As a financial holding company, we are required to provide certain statistical disclosures by bank holding companies pursuant to the Securities and Exchange Commission’s Industry Guide 3.  Certain of those disclosures are as follows for the periods indicated:

	For the three months ended March 31,		For the six months ended March 31,
	2015	2014	2015	2014

RJF return on assets (1)	1.8%	1.9%	2.0%	1.9%
RJF return on equity (2)	10.5%	10.9%	11.3%	11.7%
Equity to assets (3)	18.7%	18.6%	18.8%	17.8%
Dividend payout ratio(4)	23.4%	22.2%	22.0%	20.8%

(1)
Computed as net income attributable to RJF for the period indicated, divided by average assets (the sum of total assets at the beginning and end of the period, divided by two) the product of which is then annualized.

(2)
Computed by utilizing the net income attributable to RJF for the period indicated, divided by the average equity attributable to RJF (which is computed by adding the total equity attributable to RJF as of the beginning and end of each respective period, divided by two). The result is then annualized.

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

Cash provided by operating activities during the six months ended March 31, 2015 was $381 million. Cash generated by successful operating results over the period resulted in a $291 million increase in cash.  Significant changes in various other asset and liability balances which impact cash include: a $260 million increase in cash resulting from lower brokerage client receivables and other accounts receivable, brokerage client payables and other accounts payable increased $57 million which results in an increase in cash, and trading instruments, net of securities sold but not yet purchased, decreased $34 million resulting in an increase in cash. Partially offsetting these activities, decreases in cash resulted from the following activities: we used $125 million in operating cash as the accrued compensation, commissions and benefits decreased, primarily resulting from the annual payment of certain incentive awards. A $71 million increase in assets segregated pursuant to regulations and other segregated assets resulted in a use of cash. In support of our strong recruiting results, we used $47 million in cash to fund loans provided to financial advisors, net of repayments. A decrease in the stock loaned, net of stock borrowed balances resulted in a $30 million decrease in operating cash, Purchases and originations of loans held for sale, net of proceeds from sales and securitizations, resulted in a $18 million decrease in operating cash. All other components of operating activities combined to net a $31 million source of cash.

Investing activities resulted in the use of $1.27 billion of cash during the six months ended March 31, 2015.  The primary investing activity was the use of $1.24 billion in cash to fund an increase in bank loans.  Proceeds from sales, maturations,

Index

repayments or redemptions in the available for sale securities portfolio generated $34 million in cash. We used $30 million to fund equipment investments, predominately investments in information systems, and we used $20 million to fund private equity or other investments. All other components of investing activities combined to net a $14 million use of cash.

Financing activities provided $1.28 billion of cash during the six months ended March 31, 2015.  Increases in RJ Bank deposits provided $1.24 billion. Proceeds from borrowings, net of repayments of borrowed funds, resulted in a $65 million increase in cash, primarily resulting from a net increase in RJ Bank’s FHLB borrowings. We used $49 million in payment of dividends to our shareholders. All other components of financing activities combined to net a $17 million source of cash.

The effect of currency exchange rates on our cash balances has resulted in a $50 million decrease in our U. S. dollar denominated cash balance. The most significant component of this decrease results from the substantial cash balances held by RJ Ltd. as part of their brokerage operations, which are denominated in Canadian currency (this cash is utilized to fund Canadian currency denominated liabilities), and the 13% decrease in the value of the Canadian dollar to the U. S. dollar since the beginning of this fiscal year.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities, should provide adequate funds for continuing operations at current levels of activity.

Sources of Liquidity

Approximately $1.21 billion of our total March 31, 2015 cash and cash equivalents (a portion of which is invested on behalf of the parent company by RJ&A, and a portion of which is maintained in a deposit account at RJ Bank) was available to us without restrictions. The cash and cash equivalents held were as follows:

Cash and cash equivalents:	March 31, 2015
(in thousands)
RJF (1)	$695,795
RJ&A(2)	683,393
RJ Bank	613,586
RJ Ltd.	298,076
Other subsidiaries	249,287
Total cash and cash equivalents	$2,540,137

(1)
RJF maintains a depository account at RJ Bank which has a balance of $400 million as of March 31, 2015. This cash balance is reflected in the RJF total, and is excluded from the RJ Bank total, since this balance is available to RJF on-demand and without restriction.

(2)	RJF has loaned $552 million to RJ&A as of March 31, 2015, which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

In addition to the liquidity on hand described above, we have other various potential sources of liquidity which are described below.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A and RJ Bank.

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from client transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At March 31, 2015, RJ&A significantly exceeded both the minimum regulatory and its financing covenants net capital requirements. At that date, RJ&A had excess net capital of approximately $405 million, of which approximately $176 million is available for dividend while still maintaining the internally-imposed minimum net capital ratio of 15% of aggregate debit items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without Financial Industry Regulatory Authority (“FINRA”) approval.

RJ Bank may pay dividends to the parent company without the prior approval of its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank

Index

maintains its targeted capital to risk-weighted assets ratios. At March 31, 2015, RJ Bank had approximately $33 million of capital in excess of the amount it would need at March 31, 2015 to maintain its targeted total capital to risk-weighted assets ratio of 12.5%.

Liquidity available to us from our subsidiaries, other than RJ&A and RJ Bank, is relatively insignificant and in certain instances may be subject to regulatory requirements.

Borrowings and Financing Arrangements

The following table presents our financing arrangements with third party lenders that we generally utilize to finance a portion of our fixed income securities trading instruments held, and the outstanding balances related thereto, as of March 31, 2015 (4):

	Committed secured(1)		Uncommitted secured (1)(2)		Uncommitted unsecured (1)(2)		Total
	Financing amount	Outstanding balance	Financing amount	Outstanding balance	Financing amount	Outstanding balance	Financing amount	Outstanding balance
	($ in thousands)
RJ&A	$300,000	$65,000	$1,750,000	$213,780	$375,000	$—	$2,425,000	$278,780
RJ Ltd. (3)	—	—	35,581	—	—	—	35,581	—
RJ Securities, Inc. (4)	—	5,000	—	—	—	—	—	5,000
RJF	—	—	—	—	150,000	—	150,000	—
Total	$300,000	$70,000	$1,785,581	$213,780	$525,000	$—	$2,610,581	$283,780
Total number of agreements (4)	3		7		9		19

(1)	Our ability to borrow is dependent upon compliance with the conditions in the various committed loan agreements and collateral eligibility requirements.

(2)	Lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

(3)
This financing arrangement is primarily denominated in Canadian currency, amounts presented in the table have been converted to U.S. dollars at the currency exchange rate in effect as of March 31, 2015.

(4)
RJ Securities, Inc. is the borrower under the Regions Credit Facility, see Note 11 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for discussion of the terms of this committed secured borrowing facility. This borrowing facility expired and was not renewed as of April 2, 2015. In order to provide the most meaningful presentation of our borrowing capacity after the effect of this non-renewal, we have excluded the borrowing availability related to this facility from this table.

The committed domestic financing arrangements are in the form of either tri-party repurchase agreements or a secured line of credit.  The uncommitted domestic financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit.

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $11.5 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. Borrowings outstanding on these lines of credit as of March 31, 2015 amounted to approximately $800 thousand.

RJ Bank had $550 million in FHLB borrowings outstanding at March 31, 2015, comprised of a $250 million and a $300 million floating-rate advance, both of which are secured by a blanket lien on RJ Bank’s residential loan portfolio (see Note 11 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these borrowings). RJ Bank has an additional $864 million in immediate credit available from the FHLB as of March 31, 2015 and total available credit of 30% of total assets, with the pledge of additional collateral to the FHLB. On October 9, 2013, RJ Bank entered into a forward-starting advance transaction with the FHLB to borrow $25 million on October 13, 2015. Once funded, this borrowing will bear interest at the rate of 3.4%, and will mature on October 13, 2020.

RJ Bank is eligible to participate in the Fed’s discount-window program; however, RJ Bank does not view borrowings from the Fed as a primary means of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and would be secured by pledged C&I loans.

From time to time we purchase short-term securities under agreements to resell (“Reverse Repurchase Agreements”) and sell securities under agreements to repurchase (“Repurchase Agreements”).  We account for each of these types of transactions

Index

as collateralized financings with the outstanding balances on the Repurchase Agreements included in securities sold under agreements to repurchase. At March 31, 2015, collateralized financings outstanding in the amount of $277 million are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. Of this total, outstanding balances on the committed and uncommitted Repurchase Agreements (which are reflected in the table of domestic financing arrangements above) were $65 million and $47 million, respectively, as of March 31, 2015.  Such financings are generally collateralized by non-customer, RJ&A owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 133% of the amount financed.

The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period end balances for Repurchase Agreements and Reverse Repurchase Agreements of RJF are as follows:

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended:	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
	(in thousands)
March 31, 2015	$253,328	$351,168	$277,383	$446,965	$537,919	$469,503
December 31, 2014	252,981	337,107	337,107	479,851	576,249	384,129
September 30, 2014	238,841	260,323	244,495	458,158	495,286	446,016
June 30, 2014	371,573	420,327	286,924	556,806	707,170	508,005
March 31, 2014	316,581	377,677	377,677	685,402	674,694	637,486

At March 31, 2015, in addition to the financing arrangements described above, we had corporate debt of $1.19 billion. The balance is comprised of $350 million outstanding on our 6.90% senior notes due 2042, $249 million outstanding on our 5.625% senior notes due 2024, $300 million outstanding on our 8.60% senior notes due August 2019, $250 million outstanding on our 4.25% senior notes due April 2016 and $40 million outstanding on a 5.7% mortgage loan for our home-office complex.

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

Should our credit rating be downgraded prior to a public debt offering it is probable that we would have to offer a higher rate of interest to bond holders.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable.  After the repayment and non-renewal of the Regions Credit Facility on April 2, 2015 (refer to the discussion above), none of our credit agreements contain a condition or event of default related to our credit ratings.  A downgrade below investment grade could result in the termination of certain derivative contracts and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions (see Note 12 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information). A credit downgrade could create a reputational issue and could also result in certain counterparties limiting their business with us, result in negative comments by analysts and potentially impact investor perception of us, and resultantly impact our stock price and/or our clients’ perception of us.

Index

Other sources of liquidity

We own life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. The policies which we could readily borrow against have a cash surrender value of approximately $262 million as of March 31, 2015 and we are able to borrow up to 90%, or $235 million of the March 31, 2015 total, without restriction.  There are no borrowings outstanding against any of these policies as of March 31, 2015.

On May 24, 2012 we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune. We anticipate filing a renewal of this shelf registration statement on or prior to May 22, 2015.

During April 2015 and early May 2015, we executed in open market transactions, the sale of all of our Jefferson County, Alabama Limited Obligation School Warrants ARS, which were held in our available for sale securities portfolio as of March 31, 2015. We received proceeds from the sale of these securities during April and early May 2015 in the amount of $63.6 million.

See the “contractual obligations” section below for information regarding our contractual obligations.

Potential impact of Morgan Keegan matters subject to indemnification by Regions on our liquidity

As more fully described in Note 3 on pages 118 - 119 of our 2014 Form 10-K, on January 11, 2012, RJF entered into a Stock Purchase Agreement (“SPA”) to acquire all of the issued and outstanding shares of Morgan Keegan from Regions.  On April 2, 2012, we completed the purchase transaction. Under the terms of the SPA, in addition to customary indemnity for breaches of representations and warranties and covenants, the SPA also provides that Regions will indemnify RJF for losses incurred in connection with any litigation or similar matter related to pre-closing activities. For matters that are received within three years from the closing date, or through April 2, 2015, the indemnifications survive until such matters are resolved. As a result of these indemnifications and after consideration of the expiration of certain of these indemnification provisions, we do not anticipate the resolution of any pre-Closing Date Morgan Keegan litigation matters to negatively impact our liquidity (see Note 15 of the Notes to Condensed Consolidated Financial Statements, and Part II Item 1 - Legal Proceedings, in this Form 10-Q for further information regarding the indemnifications and the nature of the pre-Closing Date matters).

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

Statement of financial condition analysis

The assets on our condensed consolidated statement of financial condition consist primarily of cash and cash equivalents (a large portion of which is segregated for the benefit of customers), receivables including bank loans, financial instruments held for either trading purposes or as investments, and other assets.  A significant portion of our assets are liquid in nature, providing us with flexibility in financing our business.  Total assets of $25 billion at March 31, 2015 are approximately $1.64 billion, or 7% greater than our total assets as of September 30, 2014. Net bank loans receivable increased $1.10 billion due to the substantial growth of RJ Bank’s net loan portfolio during the current period. Additionally, cash and cash equivalents increased $341 million, refer to the discussion of the various sources and uses of cash during the period in the preceding liquidity and capital resources section of this MD&A.

As of March 31, 2015, our liabilities of $20.3 billion were $1.42 billion, or 7.5% more than our liabilities as of September 30, 2014. The increase in liabilities at March 31, 2015 compared to September 30, 2014 is primarily due to: a $1.24 billion increase in bank deposit liabilities as RJ Bank retained a higher portion of RJBDP balances to in part, fund their net loan growth, and brokerage client liabilities increased $195 million resulting in part from growth in our Private Client Group business. Offsetting the increases, accrued compensation, commissions and benefits decreased by $125 million primarily resulting from the annual payment of certain incentive compensation during the current period.

Index

Contractual obligations

As of March 31, 2015 and since September 30, 2014, there have been no material changes in our contractual obligations presented on page 67 of our 2014 Form 10-K, other than in the ordinary course of business. See Note 15 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, for additional information regarding certain commitments as of March 31, 2015.

Regulatory

The following discussion should be read in conjunction with the description of the regulatory framework applicable to the financial services industry and relevant to us as described in the Regulation section of Item 1 on pages 10 - 13 of our 2014 Form 10-K, and the Regulatory section on pages 68 - 69 of our 2014 Form 10-K.

In July 2013, the OCC, the FRB, and the FDIC released final United States Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Wall Street Reform & Consumer Protection Act (“Dodd-Frank Act”). The rule increases the quantity and quality of regulatory capital, establishes a capital conservation buffer, and makes selected changes to the calculation of risk-weighted assets, all of which are applicable to both RJF and RJ Bank. Effective January 1, 2015, RJF and RJ Bank are reporting regulatory capital under Basel III under the standardized approach. Various aspects of Basel III will be subject to multi-year transition periods through December 31, 2018 and Basel III generally continues to be subject to interpretation by the banking regulators. RJF and RJ Bank’s regulatory capital as of March 31, 2015 is computed in accordance with the new rules, see Note 19 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding RJF and RJ Bank regulatory capital levels and ratios.

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

Other than the preceding paragraphs, there are no additional updates to any of the other aspects of the Dodd-Frank Act which are described on pages 10 - 12 of our 2014 Form 10-K. Because of the nature of our business and our business practices, our latest expectation remains that we do not anticipate the Dodd-Frank Act to have a significant direct impact on our operations as a whole. However, because some of the regulations have yet to be adopted by various regulatory agencies, the specific impact on some of our businesses remains uncertain.

During the quarter, the DOL released a proposed rule enhancing standards for individuals providing investment advice to retirement plans, their participants, or beneficiaries. We are studying and evaluating the proposal. The total impact of the standard, once finalized and implemented, on our business is unknown at this time.

RJ&A, RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of March 31, 2015.

Index

RJ Ltd. is subject to the Minimum Capital Rule (Dealer Member Rule No. 17 of the Investment Industry Regulatory Organization of Canada (“IIROC”)). See the discussion in Note 26 on page 180 of our 2014 Form 10-K where these rules are described. RJ Ltd. is not, and has not been, in Early Warning Level 1 or Level 2 as of or during the six months ended March 31, 2015.

RJF and RJ Bank are subject to various regulatory and capital requirements. Under the regulatory framework for prompt corrective action, RJF and RJ Bank met the requirements to be categorized as “well capitalized” as of March 31, 2015. One of RJ Bank’s U.S. subsidiaries is an agreement corporation and is subject to regulation by the Fed. As of March 31, 2015, this RJ Bank subsidiary met the capital adequacy guideline requirements.

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

As of March 31, 2015, 8.9% of our total assets and 3.9% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $427 million as of March 31, 2015 and represent 19% of our assets measured at fair value. Our private equity investments comprise $221 million, or 52%, and our ARS positions comprise $202 million, or 47%, of the Level 3 assets as of March 31, 2015, respectively.  Level 3 assets represent 9.2% of total equity as of March 31, 2015.

Financial instruments which are liabilities categorized as Level 3 amount to $58 thousand as of March 31, 2015 and represent less than 1% of liabilities measured at fair value.

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

Index

We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  We have elected December 31 as our annual goodwill impairment evaluation date. During the quarter ended March 31, 2015, we performed a qualitative assessment for each reporting unit that includes an allocation of goodwill to determine whether it is more likely than not that the carrying value of such reporting unit, including the recorded goodwill, is in excess of the fair value of the reporting unit. In any instance in which we are unable to qualitatively conclude that it is more likely than not that the fair value of the reporting unit exceeds the reporting unit carrying value including goodwill, a quantitative analysis of the fair value of the reporting unit would be performed. Based upon the outcome of our qualitative assessment, we determined that no quantitative analysis of the fair value of any reporting unit as of December 31, 2014 was required, and we concluded that none of the goodwill allocated to any of our reporting units as of December 31, 2014 was impaired. No events have occurred since December 31, 2014 that would cause us to update this impairment testing.

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

At March 31, 2015, the amortized cost of all RJ Bank loans was $12.2 billion and an allowance for loan losses of $160 million was recorded against that balance. The total allowance for loan losses is equal to 1.32% of the amortized cost of the loan portfolio.

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

Effects of recently issued accounting standards, and accounting standards not yet adopted

In March 2013, the FASB issued new guidance intended to clarify the applicable guidance for the release of the cumulative translation adjustment when either an entity ceases to have a controlling financial interest in a subsidiary or involving an equity method investment that is a foreign entity. The new guidance is intended to resolve the diversity in current practice in the accounting for the release of the cumulative translation adjustment into net income for sales or transfers of a controlling financial interest that is in a foreign entity. This new guidance first became effective for our financial report covering the quarter ended December 31, 2014. Given that this guidance applies to entity specific transactions and we have had no transactions during the fiscal year-to-date which it applies, this guidance has had no impact on our financial position or results of operations.

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

Index

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

In June 2014, the FASB issued amended guidance regarding “repo-to-maturity” transactions, as well as repurchase agreements and securities lending agreements accounted for as secured borrowings. The amended guidance requires a transferor to account for repo-to-maturity transactions as secured borrowings. This element of the new guidance is first effective for this interim financial report covering the quarter ending March 31, 2015, and based upon the nature of the terms of our repurchase agreements, the amended guidance had no impact on our financial position or results of operations as we have historically accounted for our repurchase transactions as secured borrowings. In addition to the accounting aspects of the amended guidance, there are also additional disclosures of certain information regarding repurchase and securities lending transactions required by the amended guidance. However, the new disclosures required under the guidance are not first effective until our interim financial report covering the quarter ending June 30, 2015, and early adoption is not permitted. We do not anticipate a significant change to our historical disclosures after the effect our our adoption of the new disclosure requirements to occur in our quarter ending June 30, 2015.

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

Index

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

In February 2015, the FASB issued amended guidance to the consolidation model. This amended guidance: 1) eliminates the deferral of the application of the new consolidation model, which had resulted in the application of prior accounting guidance to consolidation determination of certain investment funds (see Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of how this deferral is applicable to our Managed Funds). 2) Makes certain changes to the variable interest consolidation model. 3) Makes certain changes to the voting interest consolidation model. This amended guidance is effective for us for our fiscal year commencing on October 1, 2016, however, early adoption is permitted, including adoption in any interim period. The adoption of this new guidance is likely to impact our financial statements in the following manner: 1) will likely change certain historical conclusions that we are the primary beneficiary of certain LIHTC Funds. We currently anticipate that we will deconsolidate a number of the LIHTC Funds we currently consolidate. 2) We will apply this new guidance to our Managed Funds, but do not anticipate that we will conclude that we are the primary beneficiary of such Managed Funds. Accordingly, we believe that our historical practice of not consolidating the Managed Funds will continue after the adoption of this amended guidance. Given that we believe the application of this amended guidance will significantly improve the meaningfulness of our consolidated financial statements, we plan early adoption of this amended guidance in the first reporting period after which we have completed all the necessary analysis and documentation of all our investments that are within the scope of this guidance.

In April 2015, the FASB issued guidance governing the presentation of debt issuance costs in the consolidated financial statements. Under the new guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance is effective for us for our fiscal year commencing on October 1, 2016, and early adoption is permitted. Although the new guidance is to be applied on a retrospective basis with the transition amount being reported as a change in accounting principle, given the costs and remaining term associated with our debt issuances to-date, we do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued guidance governing a customer’s accounting for fees paid in a cloud computing arrangement. Under the new guidance, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This new guidance is effective for us for our fiscal year commencing on October 1, 2016, and may be adopted either prospectively, or retrospectively, as of such date. Given that we have a limited number of cloud computing arrangements, we do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements.

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

We continually monitor the VaR computational model to ensure the calculated results accurately portray risks within our trading portfolios. During the quarter ended March 31, 2015, after independent validation and regulatory approval, we implemented a new VaR model for measuring the market risk of all of our trading portfolios, which affects historical comparisons between VaR results from the old model versus the new one. All else equal, the VaR from the new model is higher than that from the old model because the new model incorporates an expanded set of risk factors, including those captured previously within stress testing.

We have chosen the historical period of twelve months to be representative of the current interest rate and equity markets.  We utilize stress testing to complement our VaR analysis so as to measure risk under historical and hypothetical adverse scenarios.  VaR results are indicative of relatively recent changes in general interest rates and equity markets and are not designed to capture historical stress periods beyond the twelve month historical period. Back testing procedures performed include comparing projected VaR results to regulatory-defined daily trading losses, which excludes fees, commissions, reserves, net interest income, and intraday trading, as required by the Fed’s Market Risk Rule (“MRR”), which is also referred to as the “Risk-Based Capital Guidelines: Market Risk” rule released by the Fed, the OCC and the FDIC.  We then verify that the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the six months ended March 31, 2015, the reported regulatory-defined daily loss in our trading portfolios exceeded the predicted VaR two times.

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

The following table sets forth the high, low, and daily average VaR for all of our trading portfolios, including fixed income, equity, and derivative instruments, as of the period and dates indicated:

	Six months ended March 31, 2015			VaR at
	High	Low	Daily Average	March 31, 2015	September 30, 2014
	(in thousands)
Daily VaR	$2,040	$253	$632	$1,695	$565	(1)

(1)    As more fully discussed above, VaR at this date was computed under a previous historical computational model.

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

Separately, RJF provides additional market risk disclosures to comply with the MRR. The results of the application of this market risk capital rule are available on our website under “Our Company - Financial Reports - Market Risk Rule Disclosure” within 45 days after the end of each of our reporting periods (the information on our website is not incorporated by reference into this report).

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS.  The MBS securities are issued on behalf of various state and local housing finance agencies (see further description of these activities in the Item 1 Business, Capital Markets, Trading section on page 6 of our 2014 Form 10-K). These activities result in exposure to interest rate risk. In order to hedge the interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into TBA security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future. See Note 15 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these activities and the related balances outstanding as of March 31, 2015.

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

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity, including the economic value of equity (“EVE”) are described in Item 7A on page 79 of our 2014 Form 10-K. There were no material changes to these methods during the six months ended March 31, 2015.

In February 2015, RJ Bank implemented a hedging strategy using interest rate swaps as a result of its asset and liability management process described above.  For further information regarding this risk management objective, see the discussion of the RJ Bank Interest Hedges in Note 12 of the Notes to Condensed Consolidated Financial Statements.

Index

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model:

Instantaneous changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)
+300	$473,499	5.15%
+200	$473,468	5.14%
+100	$475,446	5.58%
0	$450,311	—
-25	$436,728	(3.02)%

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

The following table presents an analysis of RJ Bank’s estimated EVE sensitivity based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model:

Instantaneous changes in rate	Projected change in EVE

+300	(6.22)%
+200	(2.06)%
+100	3.19%
0	—
-25	(2.83)%

Index

The following table shows the contractual maturities of RJ Bank’s loan portfolio at March 31, 2015, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One year or less	>One year – five years	> 5 years	Total(1)
	(in thousands)
Loans held for sale	$—	$—	$82,091	$82,091
Loans held for investment:
C&I loans	37,930	3,987,079	2,788,191	6,813,200
CRE construction loans	32,592	46,228	22,094	100,914
CRE loans	257,650	1,224,945	190,350	1,672,945
Tax-exempt loans	—	—	361,644	361,644
Residential mortgage loans	2,174	12,003	1,952,024	1,966,201
Consumer loans	1,245,837	6,004	43	1,251,884
Total loans held for investment	1,576,183	5,276,259	5,314,346	12,166,788
Total loans	$1,576,183	$5,276,259	$5,396,437	$12,248,879

(1)	Excludes any net unearned income and deferred expenses.

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at March 31, 2015:

	Interest rate type
	Fixed	Adjustable		Total(1)
	(in thousands)
Loans held for sale	$6,829	$75,262		$82,091
Loans held for investment:
C&I loans	643	6,774,627		6,775,270
CRE construction loans	—	68,322		68,322
CRE loans	14,912	1,400,383		1,415,295
Tax-exempt loans	361,644	—		361,644
Residential mortgage loans	248,155	1,715,872	(2)	1,964,027
Consumer loans	6,047	—		6,047
Total loans held for investment	631,401	9,959,204		10,590,605
Total loans	$638,230	$10,034,466		$10,672,696

(1)	Excludes any net unearned income and deferred expenses.

(2)	See the discussion within the “Risk Monitoring process” section of Item 3 in this Form 10-Q, for additional information regarding RJ Bank’s interest-only loan portfolio and related repricing schedule.

Equity price risk

We are exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A and RJ Ltd. RJ&A’s broker-dealer activities are primarily client-driven, with the objective of meeting clients’ needs while earning a trading profit to compensate for the risk associated with carrying inventory.  RJ Ltd. has a proprietary trading business; the average aggregate inventory of equity securities held for proprietary trading by RJ Ltd. during the six months ended March 31, 2015 was CDN $8.1 million.  We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions denominated in a currency other than the U.S. dollar.

Index

RJ Bank has an investment in a Canadian subsidiary, resulting in foreign exchange risk. To mitigate this risk, RJ Bank utilizes short-term, forward foreign exchange contracts. These derivative agreements are primarily accounted for as net investment hedges in the condensed consolidated financial statements. See Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information regarding these derivative contracts.

We have foreign exchange risk in our investment in RJ Ltd., of approximately CDN $251 million at March 31, 2015, which is not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in OCI on our Condensed Consolidated Statements of Income and Comprehensive Income.

We have foreign exchange risk associated with our investment in subsidiaries located in the United Kingdom, France, and South America. These investments are not hedged and we do not believe we have material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries.

We are also subject to foreign exchange risk due to our holdings of cash and certain other assets and liabilities, which result from transactions denominated in a currency other than the U.S. dollar. These foreign currency transactions are unhedged and the related gains/losses arising therefrom are reflected in other revenue on our Condensed Consolidated Statements of Income and Comprehensive Income.

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

Several factors were taken into consideration in evaluating the allowance for loan losses at March 31, 2015, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. RJ Bank further stratified the performing residential mortgage loan portfolio based upon updated LTV estimates with higher reserve percentages allocated to the higher LTV loans. Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate. There was no material change in RJ Bank’s methodology for determining the allowance for loan losses during the six months ended March 31, 2015.

Index

Changes in the allowance for loan losses of RJ Bank are as follows:

	Six months ended March 31,
	2015	2014
	($ in thousands)
Allowance for loan losses, beginning of year	$147,574	$136,501
Provision for loan losses	13,302	3,615
Charge-offs:
C&I loans	(238)	(1,845)
Residential mortgage loans	(638)	(879)
Total charge-offs	(876)	(2,724)
Recoveries:
C&I loans	536	16
CRE loans	—	80
Residential mortgage loans	577	1,069
SBL	14	18
Total recoveries	1,127	1,183
Net recoveries/(charge-offs)	251	(1,541)
Foreign exchange translation adjustment	(1,119)	(635)
Allowance for loan losses, end of period	$160,008	$137,940
Allowance for loan losses to bank loans outstanding	1.32%	1.37%

The primary factors influencing the provision for loan losses during the period as compared to the prior year period resulted from loan growth and fewer provision reversals resulting from the resolution of criticized loans in the current period, partially offset by a substantial decrease in nonperforming loans, and the continued reduction in delinquent residential mortgage loans. The allowance for loan losses of $160 million as of March 31, 2015 increased as compared to March 31, 2014 due to additional loan portfolio growth, yet reflected the positive impact from improved economic conditions as the allowance for loan losses to total bank loans outstanding declined to 1.32% at March 31, 2015 from 1.37% at March 31, 2014.

The following table presents net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment:

	Three months ended March 31,				Six months ended March 31,
	2015		2014		2015		2014
	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$536	(0.03)%	$(1,793)	0.13%	$298	(0.01)%	$(1,829)	0.07%
CRE loans	—	—	—	—	—	—	80	0.01%
Residential mortgage loans	(411)	0.08%	(45)	0.01%	(61)	0.01%	190	0.02%
SBL	6	—	6	—	14	—	18	0.01%
Total	$131	—	$(1,832)	0.08%	$251	—	$(1,541)	0.03%

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. Net recoveries during the current year versus net charge-offs during the prior year reflect improved credit characteristics in both the C&I and residential loan portfolios.

Index

The table below presents nonperforming loans and total allowance for loan losses:

	March 31, 2015		September 30, 2014
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	(in thousands)
Loans held for investment:
C&I loans	$—	$(111,125)	$—	$(103,179)
CRE construction loans	—	(1,675)	—	(1,594)
CRE loans	17,171	(25,717)	18,876	(25,022)
Tax-exempt loans	—	(3,909)	—	(1,380)
Residential mortgage loans	52,182	(15,076)	61,789	(14,350)
SBL	285	(2,506)	—	(2,049)
Total	$69,638	$(160,008)	$80,665	$(147,574)
Total nonperforming loans as a % of RJ Bank total loans	0.57%		0.73%
The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased during the six months ended March 31, 2015.  This decrease was due to a $9 million decrease in nonperforming residential mortgage loans and a $1.7 million decrease in nonperforming CRE loans.  Included in nonperforming residential mortgage loans are $48 million in loans for which $25 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance.

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described on pages 85 - 86 of our 2014 Form 10-K. There was no material change in RJ Bank’s underwriting policies during the six months ended March 31, 2015.

Risk monitoring process

The credit risk strategy component of ongoing risk monitoring and review processes at RJ Bank for all residential, SBL and corporate credit exposures are discussed on pages 86 - 89 of our 2014 Form 10-K. There were no material changes to those processes and policies during the six months ended March 31, 2015.

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

The current average estimated LTV is approximately 60% for the total residential mortgage loan portfolio. Residential mortgage loans with estimated LTVs between 100% and 120% represent only 1% of the residential mortgage loan portfolio and residential mortgage loans with updated LTVs in excess of 120% represent less than 1% of the residential mortgage loan portfolio. Credit risk management utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances

Index

to establish appropriate allowance for loan losses for the residential mortgage loan portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

Residential mortgage loan delinquency levels are elevated by RJ Bank historical standards due to the economic downturn and the related high level of unemployment, however, the levels have continued to improve during the current period. Our SBL portfolio has not experienced high levels of delinquencies to date.  At March 31, 2015 there were no delinquent SBL.

At March 31, 2015, loans over 30 days delinquent (including nonperforming loans) decreased to 1.80% of residential mortgage loans outstanding, compared to 2.34% over 30 days delinquent at September 30, 2014.  Additionally, our March 31, 2015 percentage compares favorably to the national average for over 30 day delinquencies of 6.71% as most recently reported by the Fed.  RJ Bank’s significantly lower delinquency rate as compared to its peers is the result of both our uniform underwriting policies and the lack of non-traditional loan products and subprime loans.

The following table presents a summary of delinquent residential mortgage loans:

	Delinquent residential loans (amount)			Delinquent residential loans as a percentage of outstanding loan balances
	30-89 days	90 days or more	Total(1)	30-89 days	90 days or more	Total(1)
	($ in thousands)
March 31, 2015
Residential mortgage loans:
First mortgage loans	$4,657	$30,630	$35,287	0.24%	1.57%	1.81%
Home equity loans/lines	30	231	261	0.14%	1.11%	1.25%
Total residential mortgage loans	$4,687	$30,861	$35,548	0.24%	1.57%	1.80%

September 30, 2014
Residential mortgage loans:
First mortgage loans	$4,756	$35,803	$40,559	0.27%	2.07%	2.34%
Home equity loans/lines	57	398	455	0.28%	1.96%	2.24%
Total residential mortgage loans	$4,813	$36,201	$41,014	0.27%	2.06%	2.34%

(1)	Comprised of loans which are two or more payments past due as well as loans in process of foreclosure.

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. See pages 87 - 89 of our 2014 Form 10-K for a discussion of these processes. There have been no material changes to these processes during the six months ended March 31, 2015.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

March 31, 2015		September 30, 2014
($ outstanding as a % of RJ Bank total assets)
2.7%	CA (1)	2.9%	FL
2.7%	FL	2.0%	CA (1)
0.8%	NY	0.9%	NY
0.7%	TX	0.7%	NJ
0.6%	NJ	0.6%	TX

(1)
The concentration ratio for the state of California excludes 0.9% in March 31, 2015, and 1.0% in September 30, 2014, for loans purchased from a large investment grade institution that have full repurchase recourse for any delinquent loans.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At March 31, 2015 and September 30, 2014, these loans totaled $307 million for both periods, or approximately 15% and 20% of the residential mortgage portfolio, respectively.  At March 31, 2015, the balance of amortizing, former interest-only, loans totaled $299 million.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at March 31, 2015, begins amortizing is 2.6 years.

Index

The outstanding balance of loans that were interest-only at origination and based on their contractual terms are scheduled to reprice are as follows:

March 31, 2015
(in thousands)
One year or less	$177,096
Over one year through two years	9,190
Over two years through three years	10,679
Over three years through four years	22,266
Over four years through five years	38,097
Over five years	49,277
Total outstanding residential interest-only loan balance	$306,605

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	March 31, 2015	September 30, 2014
Residential first mortgage loan weighted-average LTV/FICO (1)	65%/757	66%/754

(1)	At origination. Small group of local loans representing less than 1% of residential portfolio excluded.

Corporate loans

Credit risk in RJ Bank’s corporate loan portfolio is monitored on an individual loan basis, see pages 88 - 89 of our 2014 Form 10-K for a discussion of our monitoring processes. There have been no material changes in these processes during the six months ended March 31, 2015.

At March 31, 2015, other than loans classified as nonperforming, there was one government-guaranteed loan totaling $173 thousand that was delinquent greater than 30 days.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

March 31, 2015		September 30, 2014
($ outstanding as a % of RJ Bank total assets)
4.0%	Pharmaceuticals	3.9%	Pharmaceuticals
3.2%	Hospitality	3.6%	Office
3.2%	Retail real estate	3.2%	Automotive/transportation
3.0%	Consumer products and services	3.2%	Retail real estate
2.9%	Automotive/transportation	3.0%	Hospitality

Liquidity risk

See the section entitled “Liquidity and capital resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cyber security incidents. See page 89 of our 2014 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes. There have been no material changes in such processes during the six months ended March 31, 2015.

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

Regulatory and legal risk

Our regulatory and legal risks are described on pages 89 - 90 of our 2014 Form 10-K. There have been no material changes in our risk mitigation processes during the six months ended March 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to implement the new “Internal Control - Integrated Framework,” issued in May 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, during this current fiscal year 2015.

PART II

ITEM 1. LEGAL PROCEEDINGS

The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal Proceedings” on pages 29 - 30 of our 2014 Form 10-K.

Indemnification from Regions

As more fully described in Note 3 of the Notes to the Consolidated Financial Statements on pages 118 - 119 of our 2014 Form 10-K, the stock purchase agreement provides that Regions will indemnify RJF for losses incurred in connection with any legal proceedings pending as of the closing date or commenced after the closing date related to pre-closing matters that are received prior to April 2, 2015. See Note 15 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding Morgan Keegan’s pre-Closing Date legal matter contingencies.

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

Index

ITEM 2.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents information on our purchases of our own stock, on a monthly basis, for the six months ended March 31, 2015:

	Number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1, 2014 – October 31, 2014	8,894	$53.75	—	—
November 1, 2014 – November 30, 2014	107,431	56.23	—	—
December 1, 2014 – December 31, 2014	110,756	55.89	—	—
First quarter	227,081	$55.97	—	—

January 1, 2015 – January 31, 2015	26,254	$53.90	—	—
February 1, 2015 – February 28, 2015	9,789	56.46	—	—
March 1, 2015 – March 31, 2015	3,498	57.29	—	—
Second quarter	39,541	$54.84	—	—
Fiscal year-to-date total	266,622	$55.80	—	—

(1)
We purchase our own stock from time to time in conjunction with a number of activities, each of which is described below. The share repurchases presented in the table above were not made pursuant to the RJF Securities Repurchase Authorization described in footnote (2) below.

Of the total shown for the six months ended March 31, 2015, share purchases for the trust fund established to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiaries amounted to 84,957 shares, for a total consideration of $4.8 million (for more information on this trust fund, see Note 2 of the Notes to Consolidated Financial Statements on page 116 of our 2014 Form 10-K, and Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q).

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  During the six months ended March 31, 2015, 181,665 shares were surrendered to us by employees for such purposes, for a total consideration of $10.1 million.

(2)
On August 25, 2011, we announced an increase of $21 million in the amount previously authorized by our Board of Directors to be used, at the discretion of our Securities Repurchase Committee, for open market repurchases of our common stock and certain publicly traded senior notes. Such action increased the effective available authorization for such repurchases to approximately $75 million (the “RJF Securities Repurchase Authorization”). As of March 31, 2015, there was $49.4 million remaining available under the RJF Securities Repurchase Authorization. Any decision by the Share Repurchase Committee to repurchase securities is subject to cash availability and other factors. Historically we have considered repurchasing shares of our common stock when the price thereof is near or below 1.5 times book value.  We did not purchase any shares of our common stock in open market transactions during the six months ended March 31, 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

Our internet address is www.raymondjames.com. We make available on our website, free of charge and in printer-friendly format including “.pdf” file extensions, our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q, and amendments to such reports, as soon as reasonably practicable after we electronically filed such material with the Securities and Exchange Commission.

Index

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1
Restated Articles of Incorporation of Raymond James Financial, Inc. as filed with the Secretary of State of Florida on November 25, 2008, incorporated by reference to Exhibit 3(i).1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 28, 2008.

3.2
Amended and Restated By-Laws of Raymond James Financial, Inc., reflecting amendments adopted by the Board of Directors on February 20, 2015, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2015.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: May 8, 2015	/s/ Paul C. Reilly
Paul C. Reilly
Chief Executive Officer

Date: May 8, 2015	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance
Chief Financial Officer and Treasurer