Form 10-Q
period 2015-06-30
RAYMOND JAMES FINANCIAL INC
filed 2015-08-07
CIK 720005

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or

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

143,989,935 shares of common stock as of August 3, 2015

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Form 10-Q for the quarter ended June 30, 2015

Index

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2015	September 30, 2014
	(in thousands)
Assets:
Cash and cash equivalents	$2,582,081	$2,199,063
Assets segregated pursuant to regulations and other segregated assets	2,513,086	2,489,264
Securities purchased under agreements to resell and other collateralized financings	416,516	446,016
Financial instruments, at fair value:
Trading instruments	674,043	679,393
Available for sale securities	443,975	562,289
Private equity investments	209,542	211,666
Other investments	191,130	215,751
Derivative instruments associated with offsetting matched book positions	327,826	323,337
Receivables:
Brokerage clients, net	2,152,324	2,126,804
Stock borrowed	136,428	158,988
Bank loans, net	12,053,678	10,964,299
Brokers-dealers and clearing organizations	128,362	107,116
Loans to financial advisors, net	480,663	424,928
Other	500,196	544,180
Deposits with clearing organizations	200,372	150,457
Prepaid expenses and other assets	731,966	655,256
Investments in real estate partnerships held by consolidated variable interest entities	203,077	235,858
Property and equipment, net	249,018	245,401
Deferred income taxes, net	259,486	231,325
Goodwill and identifiable intangible assets, net	354,647	354,261
Total assets	$24,808,416	$23,325,652

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(continued from previous page)

	June 30, 2015	September 30, 2014
	($ in thousands)
Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$266,151	$238,400
Securities sold under agreements to repurchase	251,769	244,495
Derivative instruments associated with offsetting matched book positions, at fair value	327,826	323,337
Payables:
Brokerage clients	4,197,484	3,956,104
Stock loaned	408,733	417,383
Bank deposits	11,010,616	10,028,924
Brokers-dealers and clearing organizations	151,621	216,530
Trade and other	808,735	763,235
Other borrowings	679,215	654,916
Accrued compensation, commissions and benefits	746,494	814,359
Loans payable of consolidated variable interest entities	25,549	43,877
Corporate debt	1,187,934	1,190,836
Total liabilities	20,062,127	18,892,396
Commitments and contingencies (see Note 16)
Equity
Preferred stock; $.10 par value; authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Common stock; $.01 par value; authorized 350,000,000 shares; issued 149,049,959 at June 30, 2015 and 146,103,658 at September 30, 2014	1,489	1,444
Additional paid-in capital	1,327,567	1,239,046
Retained earnings	3,316,400	3,023,845
Treasury stock, at cost; 5,343,777 common shares at June 30, 2015 and 4,900,266 common shares at September 30, 2014	(149,499)	(121,211)
Accumulated other comprehensive loss	(23,292)	(1,888)
Total equity attributable to Raymond James Financial, Inc.	4,472,665	4,141,236
Noncontrolling interests	273,624	292,020
Total equity	4,746,289	4,433,256
Total liabilities and equity	$24,808,416	$23,325,652

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$874,606	$813,461	$2,568,829	$2,401,360
Investment banking	76,988	78,694	228,766	225,802
Investment advisory fees	96,235	89,080	286,012	270,590
Interest	137,147	119,391	403,669	354,877
Account and service fees	113,866	101,585	336,990	296,183
Net trading profit	16,216	17,276	42,157	50,269
Other	33,655	21,796	74,758	55,601
Total revenues	1,348,713	1,241,283	3,941,181	3,654,682
Interest expense	(27,724)	(27,052)	(81,954)	(78,404)
Net revenues	1,320,989	1,214,231	3,859,227	3,576,278
Non-interest expenses:
Compensation, commissions and benefits	901,342	825,506	2,621,830	2,442,742
Communications and information processing	69,267	63,341	196,014	194,698
Occupancy and equipment costs	40,269	40,757	121,100	120,339
Clearance and floor brokerage	9,648	9,335	32,734	29,165
Business development	40,127	35,079	119,607	103,990
Investment sub-advisory fees	15,293	12,887	44,535	38,484
Bank loan loss (benefit) provision	(3,009)	4,467	10,293	8,082
Other	46,757	43,926	137,537	128,034
Total non-interest expenses	1,119,694	1,035,298	3,283,650	3,065,534
Income including noncontrolling interests and before provision for income taxes	201,295	178,933	575,577	510,744
Provision for income taxes	74,935	68,554	218,404	191,749
Net income including noncontrolling interests	126,360	110,379	357,173	318,995
Net loss attributable to noncontrolling interests	(6,835)	(12,310)	(15,781)	(24,887)
Net income attributable to Raymond James Financial, Inc.	$133,195	$122,689	$372,954	$343,882

Net income per common share – basic	$0.93	$0.87	$2.61	$2.44
Net income per common share – diluted	$0.91	$0.85	$2.55	$2.38
Weighted-average common shares outstanding – basic	143,252	140,270	142,303	139,747
Weighted-average common and common equivalent shares outstanding – diluted	146,493	143,985	145,870	143,312

Net income attributable to Raymond James Financial, Inc.	$133,195	$122,689	$372,954	$343,882
Other comprehensive income (loss), net of tax:(1)
Change in unrealized losses on available for sale securities and non-credit portion of other-than-temporary impairment losses	(5,381)	2,246	(3,068)	6,822
Change in currency translations and net investment hedges	1,295	5,906	(20,424)	(10,630)
Change in cash flow hedges	3,589	—	2,088	—
Total comprehensive income	$132,698	$130,841	$351,550	$340,074

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$1,228	$839	$2,352	$4,812
Portion of pre-tax recoveries recognized in other comprehensive income	(1,228)	(839)	(2,352)	(4,839)
Net impairment losses recognized in other revenue	$—	$—	$—	$(27)

(1)	All components of other comprehensive income, net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine months ended June 30,
	2015	2014
	(in thousands, except per share amounts)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,444	$1,429
Share issuances	45	13
Balance, end of period	1,489	1,442

Additional paid-in capital:
Balance, beginning of year	1,239,046	1,136,298
Employee stock purchases	16,810	15,983
Exercise of stock options and vesting of restricted stock units, net of forfeitures	23,958	14,269
Restricted stock, stock option and restricted stock unit expense	54,366	48,593
Excess tax benefits (reduction of prior tax benefits) from share-based payments	(6,948)	8,147
Other	335	822
Balance, end of period	1,327,567	1,224,112

Retained earnings:
Balance, beginning of year	3,023,845	2,635,026
Net income attributable to Raymond James Financial, Inc.	372,954	343,882
Cash dividends declared	(80,404)	(68,447)
Other	5	(296)
Balance, end of period	3,316,400	2,910,165

Treasury stock:
Balance, beginning of year	(121,211)	(120,555)
Purchases/surrenders	(7,818)	(2,223)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(20,470)	(4,683)
Balance, end of period	(149,499)	(127,461)

Accumulated other comprehensive income:(1)
Balance, beginning of year	$(1,888)	$10,726
Net change in unrealized losses on available for sale securities and non-credit portion of other-than-temporary impairment losses, net of tax	(3,068)	6,822
Net change in currency translations and net investment hedges, net of tax	(20,424)	(10,630)
Cash flow hedges, net of tax	2,088	—
Balance, end of period	(23,292)	6,918
Total equity attributable to Raymond James Financial, Inc.	$4,472,665	$4,015,176

Noncontrolling interests:
Balance, beginning of year	$292,020	$335,413
Net loss attributable to noncontrolling interests	(15,781)	(24,887)
Capital contributions	19,531	22,565
Distributions	(20,085)	(24,576)
Other	(2,061)	(10,513)
Balance, end of period	273,624	298,002
Total equity	$4,746,289	$4,313,178

(1)	All components of other comprehensive income, net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended June 30,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$372,954	$343,882
Net loss attributable to noncontrolling interests	(15,781)	(24,887)
Net income including noncontrolling interests	357,173	318,995

Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	51,051	48,158
Deferred income taxes	(24,027)	(26,154)
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	(42,644)	(21,733)
Provisions for loan losses, legal proceedings, bad debts and other accruals	14,921	15,224
Share-based compensation expense	57,352	51,962
Other	21,913	14,111
Net change in:
Assets segregated pursuant to regulations and other segregated assets	(23,822)	1,766,309
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	36,774	187,106
Stock loaned, net of stock borrowed	13,910	74,593
Loans provided to financial advisors, net of repayments	(69,227)	(35,160)
Brokerage client receivables and other accounts receivable, net	(3,090)	(9,915)
Trading instruments, net	46,111	55,837
Prepaid expenses and other assets	(341)	114
Brokerage client payables and other accounts payable	131,702	(1,984,873)
Accrued compensation, commissions and benefits	(67,994)	(44,927)
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	(41,924)	49,420
(Excess tax benefits) reduction of prior tax benefits from share-based payment arrangements	6,948	(8,147)
Net cash provided by operating activities	464,786	450,920

Cash flows from investing activities:
Additions to property and equipment	(51,665)	(44,104)
Increase in bank loans, net	(1,096,051)	(1,808,852)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock, net of redemptions	(4,446)	(21,861)
Proceeds from sales of loans held for investment	64,173	150,776
Proceeds from sales of, or distributions received from, private equity, and other investments, net of purchases, business acquisitions or contributions to private equity or other investments	17,526	44,730
Purchases of available for sale securities	(4,201)	(1,305)
Available for sale securities maturations, repayments and redemptions	51,909	86,012
Proceeds from sales of available for sale securities	84,784	27,463
Investments in real estate partnerships held by consolidated variable interest entities, net of other investing activity	3,566	(287)
Net cash used in investing activities	$(934,405)	$(1,567,428)

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued from previous page)

	Nine months ended June 30,
	2015	2014
	(in thousands)

Cash flows from financing activities:
Proceeds from borrowed funds, net	$367,565	$500,367
Repayments of borrowed funds, net	(346,309)	(28,152)
Repayments of borrowings by consolidated variable interest entities which are real estate partnerships	(19,703)	(21,839)
Proceeds from capital contributed to and borrowings of consolidated variable interest entities which are real estate partnerships	110	726
Exercise of stock options and employee stock purchases	40,893	28,757
Increase in bank deposits	981,692	972,467
Purchases of treasury stock	(30,890)	(7,794)
Dividends on common stock	(77,115)	(65,442)
Excess tax benefits (reduction of prior tax benefits) from share-based payments	(6,948)	8,147
Net cash provided by financing activities	909,295	1,387,237

Currency adjustment:
Effect of exchange rate changes on cash	(56,658)	(21,588)
Net increase in cash and cash equivalents	383,018	249,141
Cash and cash equivalents at beginning of year	2,199,063	2,596,616
Cash and cash equivalents at end of period	$2,582,081	$2,845,757

Supplemental disclosures of cash flow information:
Cash paid for interest	$80,387	$75,974
Cash paid for income taxes	$311,931	$258,211
Non-cash transfers of loans to other real estate owned	$4,546	$3,631

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2015

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100% owned subsidiaries. In addition we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 on pages 115 - 118 in the section titled, “Evaluation of VIEs to determine whether consolidation is required” as presented in our Annual Report on Form 10-K for the year ended September 30, 2014, as filed with the United States (“U.S.”) Securities and Exchange Commission (the “2014 Form 10-K”) and in Note 9 herein. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

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

Significant subsidiaries

As of June 30, 2015, our significant subsidiaries, all wholly owned, include: Raymond James & Associates, Inc. (“RJ&A”) a domestic broker-dealer carrying client accounts, Raymond James Financial Services, Inc. (“RJFS”) an introducing domestic broker-dealer, Raymond James Financial Services Advisors, Inc. (“RJFSA”) a registered investment advisor, Raymond James Ltd. (“RJ Ltd.”) a broker-dealer headquartered in Canada, Eagle Asset Management, Inc. (“Eagle”) a registered investment advisor, and Raymond James Bank, N.A. (“RJ Bank”) a national bank.

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

Brokerage client receivables, loans to financial advisors and allowance for doubtful accounts

As more fully described in Note 2 on page 107 - 108 of our 2014 Form 10-K, we have certain financing receivables that arise from businesses other than our banking business. Specifically, we offer loans to financial advisors and certain key revenue producers, primarily for recruiting and retention purposes. We present the outstanding balance of loans to financial advisors on our Condensed Consolidated Statements of Financial Condition, net of their applicable allowances for doubtful accounts. The allowance for doubtful accounts balance associated with all of our loans to financial advisors is $3.6 million and $2.5 million at June 30, 2015 and September 30, 2014, respectively. Of the June 30, 2015 loans to financial advisors, the portion of the balance associated with financial advisors who are no longer affiliated with us, after consideration of the allowance for doubtful accounts, is approximately $5.7 million.

NOTE 3 – ACQUISITIONS

Cougar Global Investments Limited

On April 30, 2015, we completed our acquisition of Cougar Global Investments Limited (“Cougar”), an asset management firm based in Toronto, Canada. Cougar markets its investment services to high net worth individuals, families, foundations, trusts and institutions in Canada and the United States. Eagle now offers Cougar’s global asset allocation strategies to its clients worldwide. As of June 30, 2015, Cougar had more than $1 billion in assets under advisement. Cougar’s activities are reported in our asset management segment. For purposes of certain acquisition related financial reporting requirements, the Cougar acquisition is not considered a material acquisition. We accounted for this acquisition under the acquisition method of accounting with the assets and liabilities of Cougar recorded as of the acquisition date at their respective fair value and consolidated in our financial statements. Cougar’s results of operations have been included in our results prospectively from April 30, 2015.

See Note 10 for information regarding the identifiable intangible assets which resulted from the Cougar acquisition.

The Producers Choice LLC

On May 29, 2015, RJF entered into a definitive agreement to acquire The Producers Choice LLC (“Producers Choice”), a Troy, Michigan based private insurance and annuity marketing organization. Producers Choice will bring more life insurance and annuity specialists to our existing insurance product offerings. As of the closing date of this acquisition, Producers Choice will be included in our private client group segment. For purposes of certain acquisition related financial reporting requirements, the Producers Choice acquisition will not be considered a material acquisition. This acquisition was completed on July 31, 2015.

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

Our cash and cash equivalents, assets segregated pursuant to regulations or other segregated assets, and deposits with clearing organization balances are as follows:

	June 30, 2015	September 30, 2014
	(in thousands)
Cash and cash equivalents:
Cash in banks	$2,578,881	$2,195,683
Money market fund investments	3,200	3,380
Total cash and cash equivalents (1)	2,582,081	2,199,063
Cash segregated pursuant to federal regulations and other segregated assets (2)	2,513,086	2,489,264
Deposits with clearing organizations (3)	200,372	150,457
	$5,295,539	$4,838,784

(1)
The total amounts presented include cash and cash equivalents of $1.24 billion and $1.21 billion as of June 30, 2015 and September 30, 2014, respectively, which are either held directly by RJF in depository accounts at third party financial institutions, held in a depository account at RJ Bank, or are otherwise invested by one of our subsidiaries on behalf of RJF, all of which are available without restrictions.

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

Assets and liabilities measured at fair value on a recurring and nonrecurring basis are presented below:

June 30, 2015	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of June 30, 2015
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$14,194	$207,179	$—		$—	$221,373
Corporate obligations	934	53,943	209		—	55,086
Government and agency obligations	11,806	83,804	—		—	95,610
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	4,073	147,802	—		—	151,875
Non-agency CMOs and asset-backed securities (“ABS”)	—	53,564	10		—	53,574
Total debt securities	31,007	546,292	219		—	577,518
Derivative contracts	—	107,926	—		(74,154)	33,772
Equity securities	28,823	3,097	14		—	31,934
Corporate loans	—	2,491	—		—	2,491
Other	627	26,067	1,634		—	28,328
Total trading instruments	60,457	685,873	1,867		(74,154)	674,043
Available for sale securities:
Agency MBS and CMOs	—	228,347	—		—	228,347
Non-agency CMOs	—	73,790	—		—	73,790
Other securities	1,687	—	—		—	1,687
Auction rate securities (“ARS”):
Municipals	—	—	28,037		—	28,037
Preferred securities	—	—	112,114		—	112,114
Total available for sale securities	1,687	302,137	140,151		—	443,975
Private equity investments	—	—	209,542	(3)	—	209,542
Other investments (4)	189,201	1,192	737		—	191,130
Derivative instruments associated with offsetting matched book positions	—	327,826	—		—	327,826
Deposits with clearing organizations(5)	23,714	—	—		—	23,714
Other assets:
Derivatives - forward foreign exchange contracts	—	6,019	—		—	6,019
Derivative contracts(6)	—	3,318	—		—	3,318
Total other assets	—	9,337	—		—	9,337
Total assets at fair value on a recurring basis	$275,059	$1,326,365	$352,297		$(74,154)	$1,879,567

Assets at fair value on a nonrecurring basis:
Bank loans, net:
Impaired loans	$—	$29,261	$45,098		$—	$74,359
Loans held for sale(7)	—	11,861	—		—	11,861
Total bank loans, net	—	41,122	45,098		—	86,220
Other real estate owned (“OREO”)(8)	—	1,286	—		—	1,286
Total assets at fair value on a nonrecurring basis	$—	$42,408	$45,098		$—	$87,506

(continued on next page)

June 30, 2015	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of June 30, 2015
	(in thousands)
	(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$14,359	$49	$—		$—	$14,408
Corporate obligations	20	12,152	—		—	12,172
Government obligations	192,217	—	—		—	192,217
Agency MBS and CMOs	115	20	—		—	135
Total debt securities	206,711	12,221	—		—	218,932
Derivative contracts	—	92,113	—		(65,539)	26,574
Equity securities	19,954	91	—		—	20,045
Other securities	—	600	—		—	600
Total trading instruments sold but not yet purchased	226,665	105,025	—		(65,539)	266,151
Derivative instruments associated with offsetting matched book positions	—	327,826	—		—	327,826
Other liabilities	—	—	1,745	(9)	—	1,745
Total liabilities at fair value on a recurring basis	$226,665	$432,851	$1,745		$(65,539)	$595,722

(1)
We had $1.1 million in transfers of financial instruments from Level 1 to Level 2 during the nine months ended June 30, 2015.  These transfers were a result of a decrease in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement. We had $1.1 million in transfers of financial instruments from Level 2 to Level 1 during the nine months ended June 30, 2015.  These transfers were a result of an increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

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

(3)
The portion of these investments we do not own is approximately $54 million as of June 30, 2015 and are included as a component of noncontrolling interest in our Condensed Consolidated Statements of Financial Condition. The weighted average portion we own is approximately $156 million or 74% of the total private equity investments of $210 million included in our Condensed Consolidated Statements of Financial Condition.

(4)
Other investments include $112 million of financial instruments that are related to obligations to perform under certain deferred compensation plans (see Note 2 on page 114, and Note 24 on page 173, of our 2014 Form 10-K for further information regarding these plans).

(5)	Consists of deposits we provide to clearing organizations or exchanges that are in the form of marketable securities.

(6)	Consists of RJ Bank Interest Hedges (as hereinafter defined), see Note 13 for additional information.

(7)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(8)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Condensed Consolidated Statements of Financial Condition is net of the estimated selling costs.

(9)
Includes forward commitments to purchase GNMA or FNMA (as hereinafter defined) MBS arising from our fixed income public finance operations, and to a much lesser extent, other certain commitments. See Note 2 on page 104, and Note 21 on page 167 of our 2014 Form 10-K, as well as Note 16 in this report, for additional information regarding the GNMA or FNMA MBS commitments.

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

The adjustment to fair value of the nonrecurring fair value measures for the nine months ended June 30, 2015 resulted in a $400 thousand additional provision for loan losses relating to impaired loans and $100 thousand in other losses relating to loans held for sale and OREO. The adjustment to fair value of the nonrecurring fair value measures for the nine months ended June 30, 2014 resulted in a $200 thousand additional provision for loan losses relating to impaired loans and $300 thousand in other losses relating to loans held for sale and OREO.

Changes in Level 3 recurring fair value measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis is presented below:

Three months ended June 30, 2015 Level 3 assets at fair value (in thousands)
	Financial assets										Financial liabilities
	Trading instruments				Available for sale securities		Private equity, other investments and other assets				Payables- trade and other
	Corporate obligations	Non- agency CMOs & ABS	Equity securities	Other	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other assets	Other liabilities
Fair value March 31, 2015	$—	$10	$14	$780	$89,614	$112,448	$220,944		$916	$2,196	$(58)
Total gains (losses) for the period:
Included in earnings	—	—	—	(26)	11,040	—	12,700	(1)	16	(2,196)	(1,687)
Included in other comprehensive income	—	—	—	—	(9,051)	(334)	—		—	—	—
Purchases and contributions	—	—	—	1,458	—	—	1,022		—	—	—
Sales	—	—	—	(578)	(63,566)	—	(1,696)		—	—	—
Redemptions by issuer	—	—	—	—	—	—	—		(8)	—	—
Distributions	—	—	—	—	—	—	(23,428)		(187)	—	—
Transfers: (2)
Into Level 3	209	—	—	—	—	—	—		—	—	—
Out of Level 3	—	—	—	—	—	—	—		—	—	—
Fair value June 30, 2015	$209	$10	$14	$1,634	$28,037	$112,114	$209,542		$737	$—	$(1,745)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$—	$—	$—	$(77)	$(334)	$12,954		$16	$—	$(3,868)

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $9 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $3.7 million.

(2)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Nine months ended June 30, 2015 Level 3 assets at fair value (in thousands)
	Financial assets										Financial liabilities
	Trading instruments				Available for sale securities		Private equity, other investments and other assets				Payables- trade and other
	Corporate obligations	Non- agency CMOs & ABS	Equity securities	Other	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other assets	Other liabilities
Fair value September 30, 2014	$—	$11	$44	$2,309	$86,696	$114,039	$211,666		$1,731	$787	$(58)
Total gains (losses) for the period:
Included in earnings	—	—	5	(66)	11,042	25	29,760	(1)	97	(787)	(1,687)
Included in other comprehensive income	—	—	—	—	(6,090)	(1,700)	—		—	—	—
Purchases and contributions	—	—	20	24,791	—	—	7,365		—	—	—
Sales	—	—	—	(25,400)	(63,611)	—	(1,696)		—	—	—
Redemptions by issuer	—	—	—	—	—	(250)	—		(681)	—	—
Distributions	—	(1)	—	—	—	—	(37,553)		(410)	—	—
Transfers: (2)
Into Level 3	209	—	—	—	—	—	—		—	—	—
Out of Level 3	—	—	(55)	—	—	—	—		—	—	—
Fair value June 30, 2015	$209	$10	$14	$1,634	$28,037	$112,114	$209,542		$737	$—	$(1,745)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$—	$5	$—	$(888)	$(1,700)	$30,015		$97	$—	$(2,459)

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $21.2 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $8.6 million.

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

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $4.7 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net valuation adjustments was a loss of approximately $900 thousand.

(2)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(3)
The transfers into Level 3 were comprised of transfers of balances previously included in other receivables on our Condensed Consolidated Statements of Financial Condition, and whose carrying values approximate fair value.

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

(1)
Primarily results from valuation adjustments of certain private equity investments. Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $9.1 million which is included in net income attributable to RJF (after noncontrolling interests). The noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $500 thousand.

(2)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(3)
The transfers into Level 3 were comprised of transfers of balances previously included in other receivables on our Condensed Consolidated Statements of Financial Condition, and whose carrying values approximate fair value.

(4)
The transfers out of Level 3 were comprised of transfers of cash and cash equivalent balances previously included in private equity investments on our Condensed Consolidated Statements of Financial Condition.

As of June 30, 2015, 7.6% of our assets and 3% of our liabilities are instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of June 30, 2015 represent 19% of our assets measured at fair value. In comparison, as of June 30, 2014, 8.5% and 3% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of June 30, 2014 represented 22% of our assets measured at fair value. Level 3 instruments as a percentage of total financial instruments decreased by 3% as compared to June 30, 2014. The balances of our level 3 assets have decreased compared to June 30, 2014 primarily as a result of the sale or redemption of a portion of our ARS portfolio since June 30, 2014.

Gains and losses included in earnings are presented in net trading profit and other revenues in our Condensed Consolidated Statements of Income and Comprehensive Income as follows:

	Net trading profit	Other revenues
	(in thousands)
For the three months ended June 30, 2015
Total (losses) gains included in revenues	$(26)	$19,873
Change in unrealized gains for assets held at the end of the reporting period	$—	$8,691

For the nine months ended June 30, 2015
Total (losses) gains included in revenues	$(61)	$38,450
Change in unrealized gains for assets held at the end of the reporting period	$5	$25,065

For the three months ended June 30, 2014
Total (losses) gains included in revenues	$(161)	$7,301
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(41)	$9,051

For the nine months ended June 30, 2014
Total (losses) gains included in revenues	$(358)	$14,978
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(17)	$16,645

Quantitative information about level 3 fair value measurements

The significant assumptions used in the valuation of level 3 financial instruments are as follows (the table that follows includes the significant majority of the financial instruments we hold that are classified as level 3 measures):

Level 3 financial instrument	Fair value at June 30, 2015 (in thousands)	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements:
Available for sale securities:
ARS:
Municipals	$10,482	Income or market approach:
		Scenario 1 - recent trades	Observed trades (in inactive markets) of in-portfolio securities	70% of par - 70% of par (70% of par)
		Scenario 2 - discounted cash flow	Average discount rate(a)	5.69% - 7.56% (6.63%)
			Average interest rates applicable to future interest income on the securities(b)	1.64% - 3.87% (2.76%)
			Prepayment year(c)	2018 - 2025 (2022)
			Weighting assigned to outcome of scenario1/ scenario 2	20%/80%
Municipals	$17,555	Discounted cash flow	Average discount rate(a)	3.5% - 6.56% (4.13%)
			Average interest rates applicable to future interest income on the securities(b)	1.41% - 5.12% (1.63%)
			Prepayment year(c)	2018 - 2025 (2020)
Preferred securities	$112,114	Discounted cash flow	Average discount rate(a)	3.73% - 5.37% (4.49%)
			Average interest rates applicable to future interest income on the securities(b)	2.17% - 3.67% (2.28%)
			Prepayment year(c)	2015 - 2020 (2020)
Private equity investments:	$46,402	Income or market approach:
		Scenario 1 - income approach - discounted cash flow	Discount rate(a)	13% - 17.5% (15.9%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2016 - 2018 (2017)
		Scenario 2 - market approach - market multiple method	EBITDA Multiple(d)	4.75 - 7.5 (6.3)
			Weighting assigned to outcome of scenario 1/scenario 2	72%/28%
	$163,140	Transaction price or other investment-specific events(e)	Not meaningful(e)	Not meaningful(e)
Nonrecurring measurements:
Impaired loans: residential	$24,069	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.3 yrs.)
Impaired loans: corporate	$21,029	Appraisal or discounted cash flow value(f)	Not meaningful(f)	Not meaningful(f)

The text of the footnotes in the above table are on the following page.

The text of the footnotes to the table on the previous page are as follows:

(a)	Represents discount rates used when we have determined that market participants would take these discounts into account when pricing the investments.

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

(e)
Certain private equity investments are valued initially at the transaction price until either our annual review, significant transactions occur, new developments become known, or we receive information from the fund manager that allows us to update our proportionate share of net assets, when any of which indicate that a change in the carrying values of these investments is appropriate.

(f)
The valuation techniques used for the impaired corporate loan portfolio as of June 30, 2015 were appraisals less selling costs for the collateral dependent loans and discounted cash flows for the remaining impaired loans that are not collateral dependent.

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

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of June 30, 2015, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

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

The estimated fair values by level within the fair value hierarchy and the carrying amounts of our financial instruments that are not carried at fair value are as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
	(in thousands)
June 30, 2015
Financial assets:
Bank loans, net(1)	$—	$83,162	$11,837,522	$11,920,684	$11,972,597

Financial liabilities:
Bank deposits	$—	$10,663,758	$347,968	$11,011,726	$11,010,616
Corporate debt	$366,240	$933,620	$—	$1,299,860	$1,187,934

September 30, 2014
Financial assets:
Bank loans, net(1)	$—	$23,678	$10,738,136	$10,761,814	$10,857,662

Financial liabilities:
Bank deposits	$—	$9,684,221	$344,234	$10,028,455	$10,028,924
Corporate debt	$366,100	$955,170	$—	$1,321,270	$1,190,836

(1)
Excludes all impaired loans and loans held for sale which have been recorded at fair value in the Condensed Consolidated Statements of Financial Condition at June 30, 2015 and September 30, 2014, respectively.

Index

NOTE 6 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	June 30, 2015		September 30, 2014
	Trading instruments	Instruments sold but not yet purchased	Trading instruments	Instruments sold but not yet purchased
	(in thousands)
Municipal and provincial obligations	$221,373	$14,408	$203,889	$11,647
Corporate obligations	55,086	12,172	111,928	15,333
Government and agency obligations	95,610	192,217	101,362	187,424
Agency MBS and CMOs	151,875	135	127,419	738
Non-agency CMOs and ABS	53,574	—	58,375	—
Total debt securities	577,518	218,932	602,973	215,142

Derivative contracts (1)	33,772	26,574	28,205	12,372
Equity securities	31,934	20,045	34,142	10,886
Corporate loans	2,491	—	990	—
Other	28,328	600	13,083	—
Total	$674,043	$266,151	$679,393	$238,400

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

There were $12.2 million of proceeds, and a loss which is included in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income in the amount of $600 thousand, arising from the sale of available for sale securities held by RJ Bank in the three and nine months ended June 30, 2015. There were $26.6 million of proceeds, and a gain which is included in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income in the amount of $300 thousand, arising from the sale of available for sale securities held by RJ Bank in the three and nine months ended June 30, 2014.

Certain securities in the ARS portion of the available for sale securities portfolio have been redeemed by their issuer or sold in market transactions. Sale or redemption activities within the ARS portion of the portfolio during the three and nine months ended June 30, 2015 resulted in aggregate proceeds of $63.6 million and $63.9 million, respectively, and gains which are included in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income in the amount of $11 million and $11.1 million, respectively. Nearly all of the ARS proceeds as well as the gain arising during the three months ended June 30, 2015, resulted from the sale of Jefferson County, Alabama Limited Obligation School Warrants ARS. During the three and nine months ended June 30, 2014, sale or redemption activities within the ARS portion of the portfolio resulted in aggregate proceeds of $900 thousand and $28.7 million, respectively, and gains which are included in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income of $500 thousand and $6.2 million, respectively. Nearly all of the ARS proceeds and gain in the prior year nine month period ended June 30, 2014 resulted from the redemption of the Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS.

Index

The amortized cost and fair values of available for sale securities are as follows:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
June 30, 2015
Available for sale securities:
Agency MBS and CMOs	$227,932	$928	$(513)	$228,347
Non-agency CMOs (1)	78,434	17	(4,661)	73,790
Other securities	1,575	112	—	1,687
Total RJ Bank available for sale securities	307,941	1,057	(5,174)	303,824

Auction rate securities:
Municipal obligations	28,966	661	(1,590)	28,037
Preferred securities	104,302	7,812	—	112,114
Total auction rate securities	133,268	8,473	(1,590)	140,151
Total available for sale securities	$441,209	$9,530	$(6,764)	$443,975

September 30, 2014
Available for sale securities:
Agency MBS and CMOs	$267,927	$822	$(1,029)	$267,720
Non-agency CMOs (2)	98,946	56	(7,084)	91,918
Other securities	1,575	341	—	1,916
Total RJ Bank available for sale securities	368,448	1,219	(8,113)	361,554

Auction rate securities:
Municipal obligations	81,535	6,240	(1,079)	86,696
Preferred securities	104,526	9,513	—	114,039
Total auction rate securities	186,061	15,753	(1,079)	200,735
Total available for sale securities	$554,509	$16,972	$(9,192)	$562,289

(1)
As of June 30, 2015, the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in accumulated other comprehensive income (loss) (“AOCI”) was $3.7 million (before taxes). See Note 17 for additional information.

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

	June 30, 2015
	Within one year	After one but within five years	After five but within ten years	After ten years	Total
	($ in thousands)
Agency MBS & CMOs:
Amortized cost	$—	$6,696	$12,956	$208,280	$227,932
Carrying value	—	6,710	13,037	208,600	228,347
Weighted-average yield	—	0.49%	1.30%	1.01%	1.01%

Non-agency CMOs:
Amortized cost	$—	$—	$—	$78,434	$78,434
Carrying value	—	—	—	73,790	73,790
Weighted-average yield	—	—	—	2.43%	2.43%

Other securities:
Amortized cost	$—	$—	$—	$1,575	$1,575
Carrying value	—	—	—	1,687	1,687
Weighted-average yield	—	—	—	—	—

Sub-total agency MBS & CMOs, non-agency CMOs, and other securities:
Amortized cost	$—	$6,696	$12,956	$288,289	$307,941
Carrying value	—	6,710	13,037	284,077	303,824
Weighted-average yield	—	0.49%	1.30%	1.38%	1.36%

Auction rate securities:
Municipal obligations
Amortized cost	$—	$—	$—	$28,966	$28,966
Carrying value	—	—	—	28,037	28,037
Weighted-average yield	—	—	—	0.17%	0.17%

Preferred securities:
Amortized cost	$—	$—	$—	$104,302	$104,302
Carrying value	—	—	—	112,114	112,114
Weighted-average yield	—	—	—	0.27%	0.27%

Sub-total auction rate securities:
Amortized cost	$—	$—	$—	$133,268	$133,268
Carrying value	—	—	—	140,151	140,151
Weighted-average yield	—	—	—	0.25%	0.25%

Total available for sale securities:
Amortized cost	$—	$6,696	$12,956	$421,557	$441,209
Carrying value	—	6,710	13,037	424,228	443,975
Weighted-average yield	—	0.49%	1.30%	1.01%	1.01%

Index

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2015
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$2,997	$(46)	$48,038	$(467)	$51,035	$(513)
Non-agency CMOs	9,727	(46)	63,338	(4,615)	73,065	(4,661)
ARS municipal obligations	226	(1)	11,563	(1,589)	11,789	(1,590)
Total	$12,950	$(93)	$122,939	$(6,671)	$135,889	$(6,764)

	September 30, 2014
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$18,062	$(53)	$71,688	$(976)	$89,750	$(1,029)
Non-agency CMOs	5,506	(357)	69,970	(6,727)	75,476	(7,084)
ARS municipal obligations	—	—	12,072	(1,079)	12,072	(1,079)
Total	$23,568	$(410)	$153,730	$(8,782)	$177,298	$(9,192)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS and CMOs. At June 30, 2015, one of our U.S. government-sponsored enterprise MBS and CMOs was in a continuous unrealized loss position less than 12 months and six of our U.S. government-sponsored enterprise MBS and CMOs were in a continuous unrealized loss position for 12 months or more. We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

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

The significant assumptions used in the cash flow analysis of non-agency CMOs are as follows:

	June 30, 2015
	Range	Weighted- average (1)
Default rate	0% - 7%	3.86%
Loss severity	0% - 73.8%	39.33%
Prepayment rate	5% - 15.3%	7.74%

(1)	Represents the expected activity for the next twelve months.

Index

At June 30, 2015, 15 of the 16 non-agency CMOs were in a continuous unrealized loss position. Of these, 12 were in that position for 12 months or more and three were in a continuous unrealized loss position for less than 12 months. Based on the expected cash flows derived from the model utilized in our analysis, we expect to recover all unrealized losses not already recorded in earnings on our non-agency CMOs. However, it is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in the cash flows expected to be collected on these securities and potential future OTTI losses. As residential mortgage loans are the underlying collateral of these securities, the unrealized losses at June 30, 2015 reflect the uncertainty in the markets for these instruments.

ARS

Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them. The par value of the ARS we hold as of June 30, 2015 is $155.9 million. Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired, as we have the ability and intent to hold these securities to maturity. All of our ARS securities are evaluated for OTTI on a quarterly basis.

Within our ARS preferred securities, we analyze the credit ratings associated with each security as an indicator of potential credit impairment. As of June 30, 2015, and including subsequent ratings changes, all of the ARS preferred securities were rated investment grade by at least one rating agency and there is no potential impairment since the fair values of these securities exceed their cost basis.

Other-than-temporarily impaired securities

Although there is no intent to sell either our ARS or our non-agency CMOs, and it is not more likely than not that we will be required to sell these securities, as of June 30, 2015 we do not expect to recover the entire amortized cost basis of certain securities within these portfolios.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available for sale securities are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Amount related to credit losses on securities we held at the beginning of the period	$18,703	$28,244	$18,703	$28,217
Decreases to the amount related to credit loss for securities sold during the period	(6,856)	(9,541)	(6,856)	(9,541)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	—	—	—	27
Amount related to credit losses on securities we held at the end of the period	$11,847	$18,703	$11,847	$18,703

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

Index

The following table presents the balances for both the held for sale and held for investment loan portfolios, as well as the associated percentage of each portfolio segment in RJ Bank’s total loan portfolio:

	June 30, 2015		September 30, 2014
	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	$92,227	1%	$45,988	—
Loans held for investment:
Domestic:
C&I loans	5,609,932	46%	5,378,592	49%
CRE construction loans	90,866	1%	76,733	1%
CRE loans	1,529,324	12%	1,415,093	13%
Tax-exempt loans	385,234	3%	122,218	1%
Residential mortgage loans	1,947,715	16%	1,749,513	16%
SBL	1,389,227	11%	1,021,358	9%
Foreign:
C&I loans	929,710	8%	1,043,755	9%
CRE construction loans	29,401	—	17,462	—
CRE loans	239,456	2%	274,070	2%
Residential mortgage loans	2,846	—	2,234	—
SBL	1,901	—	2,390	—
Total loans held for investment	12,155,612		11,103,418
Net unearned income and deferred expenses	(33,530)		(37,533)
Total loans held for investment, net(1)	12,122,082		11,065,885

Total loans held for sale and investment	12,214,309	100%	11,111,873	100%
Allowance for loan losses	(160,631)		(147,574)
Bank loans, net	$12,053,678		$10,964,299

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At June 30, 2015, the Federal Home Loan Bank of Atlanta (“FHLB”) had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 12 for more information regarding borrowings from the FHLB.

Loans held for sale

RJ Bank originated or purchased $242.3 million and $859.9 million of loans held for sale during the three and nine months ended June 30, 2015, respectively, and $195.4 million and $743.7 million during the three and nine months ended June 30, 2014, respectively. Proceeds from the sale of held for sale loans amounted to $65.2 million and $162.7 million during the three and nine months ended June 30, 2015, respectively, and $39.5 million and $133.6 million during the three and nine months ended June 30, 2014, respectively. Net gains resulting from such sales amounted to $600 thousand and $1.3 million during the three and nine months ended June 30, 2015, respectively and $200 thousand and $500 thousand during the three and nine months ended June 30, 2014, respectively. Unrealized losses recorded in the Condensed Consolidated Statements of Income and Comprehensive Income to reflect the loans held for sale at the lower of cost or market value were insignificant in the three months ended June 30, 2015 and $200 thousand in the nine months ended June 30, 2015 and $200 thousand and $300 thousand in the three and nine months ended June 30, 2014, respectively.

Index

Purchases and sales of loans held for investment

As more fully described in Note 2 of our 2014 Form 10-K, corporate loan sales generally occur as part of a loan workout situation.

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	C&I	Residential mortgage		Total
	(in thousands)
Three months ended June 30, 2015
Purchases	$186,982	5,381		$192,363
Sales	$23,068	—		$23,068

Nine months ended June 30, 2015
Purchases	$447,263	218,690	(1)	$665,953
Sales	$55,428	—		$55,428

Three months ended June 30, 2014
Purchases	$105,214	931		$106,145
Sales	$60,492	—		$60,492

Nine months ended June 30, 2014
Purchases	$342,950	28,666		$371,616
Sales	$191,815	—		$191,815

(1)	Includes the purchase from another financial institution of residential mortgage loans totaling $207.3 million in principal loan balance.

Index

Aging analysis of loans held for investment

The following table presents an analysis of the payment status of loans held for investment:

	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual (1)	Current and accruing	Total loans held for investment (2)
	(in thousands)
As of June 30, 2015:
C&I loans	$168	$—	$168	$—	$6,539,474	$6,539,642
CRE construction loans	—	—	—	—	120,267	120,267
CRE loans	—	—	—	11,108	1,757,672	1,768,780
Tax-exempt loans	—	—	—	—	385,234	385,234
Residential mortgage loans:
First mortgage loans	4,744	—	4,744	47,826	1,877,999	1,930,569
Home equity loans/lines	36	—	36	284	19,672	19,992
SBL	—	—	—	—	1,391,128	1,391,128
Total loans held for investment, net	$4,948	$—	$4,948	$59,218	$12,091,446	$12,155,612

As of September 30, 2014:
C&I loans	$124	$—	$124	$—	$6,422,223	$6,422,347
CRE construction loans	—	—	—	—	94,195	94,195
CRE loans	—	—	—	18,876	1,670,287	1,689,163
Tax-exempt	—	—	—	—	122,218	122,218
Residential mortgage loans:
First mortgage loans	1,648	—	1,648	61,391	1,668,724	1,731,763
Home equity loans/lines	57	—	57	398	19,529	19,984
SBL	—	—	—	—	1,023,748	1,023,748
Total loans held for investment, net	$1,829	$—	$1,829	$80,665	$11,020,924	$11,103,418

(1)	Includes $27.9 million and $41.4 million of nonaccrual loans at June 30, 2015 and September 30, 2014, respectively, which are performing pursuant to their contractual terms.

(2)	Excludes any net unearned income and deferred expenses.

Nonperforming loans represent those loans on nonaccrual status, troubled debt restructurings, and accruing loans which are 90 days or more past due and in the process of collection. The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $400 thousand and $1.1 million for the three and nine months ended June 30, 2015, respectively, and $900 thousand and $2.7 million for the three and nine months ended June 30, 2014, respectively. The interest income recognized on nonperforming loans was $300 thousand and $900 thousand for the three and nine months ended June 30, 2015, respectively, and $300 thousand and $1.1 million for the three and nine months ended June 30, 2014, respectively.

Other real estate owned, included in other assets on our Condensed Consolidated Statements of Financial Condition, was $4.9 million at June 30, 2015 and $5.4 million at September 30, 2014.

Index

Impaired loans and troubled debt restructurings

The following table provides a summary of RJ Bank’s impaired loans:

	June 30, 2015			September 30, 2014
	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
	(in thousands)
Impaired loans with allowance for loan losses:(1)
C&I loans	$10,937	$11,541	$1,016	$11,959	$12,563	$1,289
Residential - first mortgage loans	37,177	51,482	4,121	43,806	61,372	5,012
Total	48,114	63,023	5,137	55,765	73,935	6,301

Impaired loans without allowance for loan losses:(2)
CRE loans	11,108	17,760	—	18,876	39,717	—
Residential - first mortgage loans	20,274	30,005	—	21,987	32,949	—
Total	31,382	47,765	—	40,863	72,666	—
Total impaired loans	$79,496	$110,788	$5,137	$96,628	$146,601	$6,301

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The preceding table includes $11.1 million CRE, $10.9 million of C&I, and $33.8 million residential first mortgage TDR’s at June 30, 2015, and $18.9 million CRE, $12 million C&I, and $36.6 million residential first mortgage TDR’s at September 30, 2014.

The average balance of the total impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Average impaired loan balance:
C&I loans	$11,059	$12,593	$11,508	$4,745
CRE loans	15,053	24,096	16,613	24,664
Residential mortgage loans:
First mortgage loans	57,305	70,911	60,097	71,516
Home equity loans/lines	—	12	—	28
Total	$83,417	$107,612	$88,218	$100,953

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$409	$387	$1,139	$1,350
Total	$409	$387	$1,139	$1,350

During the three and nine months ended June 30, 2015 and 2014, RJ Bank granted concessions to borrowers having financial difficulties, for which the resulting modification was deemed a TDR.  The concessions granted for the respective first mortgage residential loans presented in the table below were interest rate reductions, amortization and maturity date extensions, capitalization of past due payments, or release of liability ordered under Chapter 7 bankruptcy not reaffirmed by the borrower.

Index

The table below presents the TDRs that occurred during the respective periods presented:

	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	($ in thousands)
Three months ended June 30, 2015
Residential – first mortgage loans	3	$836	$897

Three months ended June 30, 2014
C&I loans	1	$19,200	$15,035
CRE loans	2	$22,291	$22,291
Residential – first mortgage loans	5	$1,797	$1,959

Nine months ended June 30, 2015
Residential – first mortgage loans	5	$1,081	$1,145

Nine months ended June 30, 2014
C&I loans	1	$19,200	$15,035
CRE loans	2	$22,291	$22,291
Residential – first mortgage loans	16	$4,085	$4,407

There were no TDRs for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default during three and nine months ended June 30, 2015. During the three months ended June 30, 2014, there were no residential first mortgage TDRs for which there was a payment default and for which the respective loan was modified as a TDR with the 12 months prior to the default. During the nine months ended June 30, 2014, there were three residential first mortgage TDRs with a recorded investment of $900 thousand, for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default.

As of June 30, 2015 and as of September 30, 2014, RJ Bank had one outstanding commitment on a C&I TDR in the amount of $600 thousand.

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

Index

The credit quality of RJ Bank’s held for investment loan portfolio is as follows:

	Pass	Special mention(1)	Substandard(1)	Doubtful	Total
	(in thousands)
June 30, 2015
C&I	$6,378,312	$104,390	$56,940	$—	$6,539,642
CRE construction	120,267	—	—	—	120,267
CRE	1,741,844	15,459	11,477	—	1,768,780
Tax-exempt	385,234	—	—	—	385,234
Residential mortgage
First mortgage	1,855,686	15,648	59,236	—	1,930,570
Home equity	19,642	65	284	—	19,991
SBL	1,391,128	—	—	—	1,391,128
Total	$11,892,113	$135,562	$127,937	$—	$12,155,612

September 30, 2014
C&I	$6,321,662	$83,101	$17,584	$—	$6,422,347
CRE construction	94,195	—	—	—	94,195
CRE	1,669,897	191	18,167	908	1,689,163
Tax-exempt	122,218	—	—	—	122,218
Residential mortgage
First mortgage	1,647,325	15,346	69,092	—	1,731,763
Home equity	19,572	—	412	—	19,984
SBL	1,023,748	—	—	—	1,023,748
Total	$10,898,617	$98,638	$105,255	$908	$11,103,418

(1)	Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

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

The table below presents the most recently available update of the performing residential first mortgage loan portfolio summarized by current LTV. The amounts in the table represent the entire loan balance:

Balance(1)
(in thousands)
LTV range:
LTV less than 50%	$585,795
LTV greater than 50% but less than 80%	973,459
LTV greater than 80% but less than 100%	146,414
LTV greater than 100%, but less than 120%	21,800
LTV greater than 120%	2,991
Total	$1,730,459

(1)	Excludes loans that have full repurchase recourse for any delinquent loans.

Index

Allowance for loan losses and reserve for unfunded lending commitments

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

	Loans held for investment
	C&I	CRE construction	CRE	Tax-exempt	Residential mortgage	SBL	Total
	(in thousands)
Three months ended June 30, 2015
Balance at beginning of period	$111,125	$1,675	$25,717	$3,909	$15,076	$2,506	$160,008
(Benefit) provision for loan losses	(1,365)	301	(1,912)	239	(545)	273	(3,009)
Net (charge-offs)/recoveries:
Charge-offs	—	—	—	—	(687)	—	(687)
Recoveries	—	—	3,773	—	409	6	4,188
Net (charge-offs)/recoveries	—	—	3,773	—	(278)	6	3,501
Foreign exchange translation adjustment	83	5	43	—	—	—	131
Balance at June 30, 2015	$109,843	$1,981	$27,621	$4,148	$14,253	$2,785	$160,631

Nine months ended June 30, 2015
Balance at beginning of period	$103,179	$1,594	$25,022	$1,380	$14,350	$2,049	$147,574
Provision (benefit) for loan losses	6,999	418	(850)	2,768	242	716	10,293
Net (charge-offs)/recoveries:
Charge-offs	(238)	—	—	—	(1,325)	—	(1,563)
Recoveries	536	—	3,773	—	986	20	5,315
Net (charge-offs)/recoveries	$298	$—	$3,773	$—	$(339)	$20	$3,752
Foreign exchange translation adjustment	(633)	(31)	(324)	—	—	—	(988)
Balance at June 30, 2015	$109,843	$1,981	$27,621	$4,148	$14,253	$2,785	$160,631

Three months ended June 30, 2014
Balance at beginning of period	$95,284	$1,799	$22,276	$418	$16,614	$1,549	$137,940
Provision (benefit) for loan losses	3,509	(76)	1,141	603	(972)	262	4,467
Net (charge-offs)/recoveries:
Charge-offs	—	—	—	—	(755)	—	(755)
Recoveries	—	—	—	—	351	9	360
Net (charge-offs)/recoveries	$—	$—	$—	$—	$(404)	$9	$(395)
Foreign exchange translation adjustment	198	22	77	—	—	—	297
Balance at June 30, 2014	$98,991	$1,745	$23,494	$1,021	$15,238	$1,820	$142,309

Nine months ended June 30, 2014
Balance at beginning of period	$95,994	$1,000	$19,266	$—	$19,126	$1,115	$136,501
Provision (benefit) for loan losses	5,106	748	4,203	1,021	(3,674)	678	8,082
Net (charge-offs)/recoveries:
Charge-offs	(1,845)	—	—	—	(1,634)	—	(3,479)
Recoveries	16	—	80	—	1,420	27	1,543
Net (charge-offs)/recoveries	$(1,829)	$—	$80	$—	$(214)	$27	$(1,936)
Foreign exchange translation adjustment	(280)	(3)	(55)	—	—	—	(338)
Balance at June 30, 2014	$98,991	$1,745	$23,494	$1,021	$15,238	$1,820	$142,309

Index

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

	Loans held for investment
	Allowance for loan losses			Recorded investment(1)
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(in thousands)
June 30, 2015
C&I	$1,016	$108,827	$109,843	$10,937	$6,528,705	$6,539,642
CRE construction	—	1,981	1,981	—	120,267	120,267
CRE	—	27,621	27,621	11,108	1,757,672	1,768,780
Tax-exempt	—	4,148	4,148	—	385,234	385,234
Residential mortgage	4,121	10,132	14,253	57,451	1,893,110	1,950,561
SBL	—	2,785	2,785	—	1,391,128	1,391,128
Total	$5,137	$155,494	$160,631	$79,496	$12,076,116	$12,155,612

September 30, 2014
C&I	$1,289	101,890	$103,179	$11,959	$6,410,388	$6,422,347
CRE construction	—	1,594	1,594	—	94,195	94,195
CRE	—	25,022	25,022	18,876	1,670,287	1,689,163
Tax-exempt	—	1,380	1,380	—	122,218	122,218
Residential mortgage	5,012	9,338	14,350	65,793	1,685,954	1,751,747
SBL	—	2,049	2,049	—	1,023,748	1,023,748
Total	$6,301	$141,273	$147,574	$96,628	$11,006,790	$11,103,418

(1)	Excludes any net unearned income and deferred expenses.

The reserve for unfunded lending commitments, included in trade and other payables on our Condensed Consolidated Statements of Financial Condition, was $10.4 million and $10 million at June 30, 2015 and September 30, 2014, respectively.

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

Refer to Note 2 on pages 115 - 118 of our 2014 Form 10-K for a description of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary of any VIEs.  Other than as described below, as of June 30, 2015 there have been no significant changes in either the nature of our involvement with, or the accounting policies associated with the analysis of, VIEs as described in the 2014 Form 10-K.

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

	Aggregate assets (1)	Aggregate liabilities (1)
	(in thousands)
June 30, 2015
LIHTC Funds	$147,377	$40,353
Guaranteed LIHTC Fund (2)	71,895	2,180
Restricted Stock Trust Fund	9,974	9,974
EIF Funds	4,383	—
Total	$233,629	$52,507

September 30, 2014
LIHTC Funds	$179,050	$60,180
Guaranteed LIHTC Fund (2)	74,798	—
Restricted Stock Trust Fund	6,608	6,608
EIF Funds	6,041	—
Total	$266,497	$66,788

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

	June 30, 2015	September 30, 2014
	(in thousands)
Assets:
Assets segregated pursuant to regulations and other segregated assets	$9,918	$10,887
Receivables, other	5,541	5,812
Investments in real estate partnerships held by consolidated variable interest entities	203,077	235,858
Trust fund investment in RJF common stock (1)	9,973	6,607
Prepaid expenses and other assets	4,136	5,728
Total assets	$232,645	$264,892

Liabilities and equity:
Trade and other payables	$6,926	$10,157
Intercompany payables	9,968	6,608
Loans payable of consolidated variable interest entities (2)	25,549	43,877
Total liabilities	42,443	60,642
RJF equity	6,113	6,165
Noncontrolling interests	184,089	198,085
Total equity	190,202	204,250
Total liabilities and equity	$232,645	$264,892

(1)	Included in treasury stock in our Condensed Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans.

Index

The following table presents information about the net income (loss) of the VIEs which we consolidate, and is included within our Condensed Consolidated Statements of Income and Comprehensive Income. The noncontrolling interests presented in this table represent the portion of the net loss from these VIEs which is not ours.

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Interest	$—	$—	$2	$1
Other	(349)	700	(57)	(716)
Total revenues	(349)	700	(55)	(715)
Interest expense	(404)	(653)	(1,470)	(2,237)
Net revenues (expense)	(753)	47	(1,525)	(2,952)

Non-interest expenses (1)	10,318	12,255	29,417	33,272
Net loss including noncontrolling interests	(11,071)	(12,208)	(30,942)	(36,224)
Net loss attributable to noncontrolling interests	(11,032)	(12,406)	(30,890)	(36,402)
Net (loss) income attributable to RJF	$(39)	$198	$(52)	$178

(1)	Primarily comprised of items reported in other expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

Low-income housing tax credit funds

RJTCF is the managing member or general partner in 101 separate low-income housing tax credit funds having one or more investor members or limited partners, 90 of which are determined to be VIEs and 11 of which are determined not to be VIEs. RJTCF has concluded that it is the primary beneficiary of eight non-guaranteed LIHTC Fund VIEs and, accordingly, consolidates these funds. In addition, RJTCF consolidates the one Guaranteed LIHTC Fund VIE it sponsors (see Note 16 for further discussion of the guarantee obligation as well as other RJTCF commitments).  RJTCF also consolidates five of the funds it determined not to be VIEs.

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

Index

	June 30, 2015			September 30, 2014
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
LIHTC Funds	$3,220,560	$949,538	$49,655	$2,988,224	$899,586	$48,915
NMTC Funds	65,560	35	12	83,474	2	13
Other Real Estate Limited Partnerships and LLCs	29,523	37,062	172	30,202	36,262	183
Total	$3,315,643	$986,635	$49,839	$3,101,900	$935,850	$49,111

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

The aggregate assets, liabilities, and our exposure to loss from Managed Funds in which we hold a variable interest as of the dates indicated are provided in the table below:

	June 30, 2015			September 30, 2014
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
Managed Funds	$108,396	$6,542	$94	$103,618	$11	$94

NOTE 10 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The following are our goodwill and net identifiable intangible asset balances as of the dates indicated:

	June 30, 2015	September 30, 2014
	(in thousands)
Goodwill	$295,486	$295,486
Identifiable intangible assets, net	59,161	58,775
Total goodwill and identifiable intangible assets, net	$354,647	$354,261

Our goodwill and identified intangible assets result from various acquisitions. As more fully described in Note 3, in April 2015 we completed our acquisition of Cougar which included a number of identifiable intangible assets. See Note 13 on pages 150 - 154 of our 2014 Form 10-K for a discussion of the components of our goodwill balance and additional information regarding our identifiable intangible assets which arose from acquisitions completed in prior years. See the discussion of our intangible assets and goodwill accounting policies in Note 2 on page 113 of our 2014 Form 10-K.

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

Index

Identifiable intangible assets, net

The following table sets forth our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the periods indicated:

	Segment
	Private client group	Capital markets	Asset management		RJ Bank	Total
	(in thousands)
For the three months ended June 30, 2015
Net identifiable intangible assets as of beginning of period	$8,333	$35,225	$10,330		$1,299	$55,187
Additions	—	—	5,873	(1)	191	6,064
Amortization expense	(139)	(1,374)	(491)		(86)	(2,090)
Impairment losses	—	—	—		—	—
Net identifiable intangible assets as of end of period	$8,194	$33,851	$15,712		$1,404	$59,161

For the nine months ended June 30, 2015
Net identifiable intangible assets as of beginning of period	$8,611	$37,975	$10,996		$1,193	$58,775
Additions	—	—	5,873	(1)	424	6,297
Amortization expense	(417)	(4,124)	(1,157)		(213)	(5,911)
Impairment losses	—	—	—		—	—
Net identifiable intangible assets as of end of period	$8,194	$33,851	$15,712		$1,404	$59,161

For the three months ended June 30, 2014
Net identifiable intangible assets as of beginning of period	$8,889	$40,724	$11,663		$1,084	$62,360
Additions	—	—	—		91	91
Amortization expense	(139)	(1,375)	(333)		(55)	(1,902)
Impairment losses	—	—	—		—	—
Net identifiable intangible assets as of end of period	$8,750	$39,349	$11,330		$1,120	$60,549

For the nine months ended June 30, 2014
Net identifiable intangible assets as of beginning of period	$9,191	$43,474	$12,329		$984	$65,978
Additions	—	—	—		280	280
Amortization expense	(441)	(4,125)	(999)		(144)	(5,709)
Impairment losses	—	—	—		—	—
Net identifiable intangible assets as of end of period	$8,750	$39,349	$11,330		$1,120	$60,549

(1)
The additions are directly attributable to the acquisition of identifiable intangible assets, primarily a customer relationship intangible asset, arising from our acquisition of Cougar (see Note 3 for additional information). The weighted-average useful life associated with the additions is 9.3 years.

Identifiable intangible assets by type are presented below:

	June 30, 2015		September 30, 2014
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
	(in thousands)
Customer relationships	$69,317	$(16,327)	$65,957	$(13,875)
Trade name	—	—	2,000	(2,000)
Developed technology	11,000	(7,150)	11,000	(5,500)
Intellectual property	563	(9)	—	—
Non-compete agreements	433	(70)	1,000	(1,000)
Mortgage servicing rights	1,917	(513)	1,493	(300)
Total	$83,230	$(24,069)	$81,450	$(22,675)

Index

NOTE 11 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit of RJ Bank. The following table presents a summary of bank deposits including the weighted-average rate:

	June 30, 2015		September 30, 2014
	Balance	Weighted-average rate (1)	Balance	Weighted-average rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$5,588	0.01%	$5,792	0.01%
Demand deposits (non-interest-bearing)	3,317	—	8,386	—
Savings and money market accounts	10,654,853	0.02%	9,670,043	0.02%
Certificates of deposit	346,858	1.67%	344,703	1.81%
Total bank deposits(2)	$11,010,616	0.07%	$10,028,924	0.09%

(1)	Weighted-average rate calculation is based on the actual deposit balances at June 30, 2015 and September 30, 2014, respectively.

(2)
Bank deposits exclude affiliate deposits of approximately $508 million and $509 million at June 30, 2015 and September 30, 2014, respectively. These affiliate deposits include $501 million and $500 million, held in a deposit account on behalf of RJF as of June 30, 2015 and September 30, 2014, respectively.

RJ Bank’s savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”) administered by RJ&A.

Scheduled maturities of certificates of deposit are as follows:

	June 30, 2015		September 30, 2014
	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
	(in thousands)
Three months or less	$9,648	$12,642	$11,761	$9,482
Over three through six months	5,117	7,361	9,067	10,317
Over six through twelve months	19,313	14,340	15,809	21,002
Over one through two years	45,932	35,596	33,366	27,722
Over two through three years	10,775	7,061	45,842	33,529
Over three through four years	67,378	25,401	35,362	11,301
Over four through five years	59,191	27,103	55,556	24,587
Total	$217,354	$129,504	$206,763	$137,940

Interest expense on deposits is summarized as follows:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Certificates of deposit	$1,438	$1,535	$4,421	$4,591
Money market, savings and NOW accounts	639	445	1,883	1,273
Total interest expense on deposits	$2,077	$1,980	$6,304	$5,864

Index

NOTE 12 – OTHER BORROWINGS

The following table details the components of other borrowings:

	June 30, 2015		September 30, 2014
	(in thousands)
Other borrowings:
FHLB advances	$550,000	(1)	$500,000	(2)
Borrowings on secured lines of credit (3)	128,800		154,700	(4)
Borrowings on ClariVest revolving credit facility (5)	415		216
Borrowings on unsecured lines of credit (6)	—		—
Total other borrowings	$679,215		$654,916

(1)
Borrowings from the FHLB as of June 30, 2015 are comprised of two floating-rate advances. One FHLB advance in the amount of $250 million, matures in September 2017, and has an interest rate which resets monthly. RJ Bank has the option to prepay this advance on each interest reset date without penalty. The other FHLB advance, in the amount of $300 million, matures in March 2017 and has an interest rate which resets quarterly. We use interest rate swaps to manage the risk of increases in interest rates associated with this floating-rate advance by converting a portion of the variable interest rate to a fixed interest rate. Refer to Note 13 for information regarding these interest rate swaps which are accounted for as hedging instruments. Both of the FHLB advances are secured by a blanket lien granted to the FHLB on RJ Bank’s residential mortgage loan portfolio. The weighted average interest rate on these advances is 0.26%.

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

(3)
Other than a $5 million borrowing outstanding on the Regions Credit Facility (as hereinafter defined) as of September 30, 2014, any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.

(4)
As of September 30, 2014, a subsidiary of RJF was a party to a Revolving Credit Agreement (the “Regions Credit Facility”) with Regions Bank. The Regions Credit Facility provided for a revolving line of credit and was subject to a guarantee in favor of Regions Bank provided by RJF. On April 2, 2015, the Regions Credit Facility expired, was not renewed, and the $5 million outstanding balance on the expiration date was paid to Regions Bank.

(5)
ClariVest Asset Management, LLC (“ClariVest”), a subsidiary of Eagle, is a party to a revolving line of credit provided by a third party lender (the “ClariVest Facility”). The maximum amount available to borrow under the ClariVest Facility is $500 thousand, bearing interest at a variable rate which is 1% over the lenders prime rate. The ClariVest Facility expires on September 10, 2018.

(6)	Any borrowings on unsecured lines of credit are day-to-day and are generally utilized for cash management purposes.

There were other collateralized financings outstanding in the amount of $252 million and $244 million as of June 30, 2015 and September 30, 2014, respectively. These other collateralized financings are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities. See Note 14 for additional information regarding offsetting asset and liability balances as well as additional information regarding the collateral.

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

Index

We enter into interest rate swaps, futures contracts and forward foreign exchange contracts either as part of our fixed income business to facilitate client transactions, to hedge a portion of our trading inventory, or to a limited extent for our own account. The majority of these derivative positions are executed in the over-the-counter market either directly with financial institutions or trades cleared through an exchange (the “OTC Derivatives Operations”). Cash flows related to the interest rate contracts arising from the OTC Derivative Operations are included as operating activities (the “trading instruments, net” line) on the Condensed Consolidated Statements of Cash Flows.

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

The receivable for uncollected derivative transaction fee revenues of RJSS is $7 million as of both June 30, 2015 and September 30, 2014, and is included in other receivables on our Condensed Consolidated Statements of Financial Condition.

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

A Canadian subsidiary of RJ Bank conducts operations directly related to RJ Bank’s Canadian dollar-denominated corporate loan portfolio. U.S. subsidiaries of RJ Bank utilize forward foreign exchange contracts to hedge RJ Bank’s foreign currency exposure due to its non-U.S. dollar net investment.  Cash flows related to these derivative contracts are classified within operating activities in the Condensed Consolidated Statements of Cash Flows.

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

The RJ Bank Interest Hedges are recorded at fair value on the Condensed Consolidated Statements of Financial Condition and are designated as cash flow hedges. The effective portion of the related gain or loss is recorded, net of tax, in shareholders’ equity as part of the cash flow hedge component of AOCI and subsequently reclassified to earnings when the hedged transaction affects earnings, specifically upon the incurrence of interest expense on certain borrowings. The ineffective portions of the related gain and loss are immediately recognized into earnings in the Condensed Consolidated Statements of Income and Comprehensive Income.  Hedge effectiveness is assessed at inception and each reporting period utilizing regression analysis and performed using the hypothetical derivative method.  However, as the key terms of the hedging instrument and hedged transaction match at inception, management expects there to be no ineffectiveness impacting earnings from this hedge while it is outstanding. As a result of these derivative transactions being executed through a clearing exchange, the cash deposit associated with this transaction that we have provided to the exchange, is included as a component of deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition. The fair value of RJ Bank Interest Hedges is obtained from internal pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value, yield curve and other volatility factors underlying the positions. Since our model inputs can be observed in a liquid market and the models do

Index

not require significant judgment, such derivative contracts are classified within Level 2 of the fair value hierarchy. We utilize values obtained from a third party to corroborate the output of our internal pricing models.

Description of the collateral we hold related to derivative contracts

Where permitted, we elect to net-by-counterparty certain derivative contracts entered into in our OTC Derivatives Operations. Certain of these contracts contain a legally enforceable master netting arrangement that allows for netting of all derivative transactions with each counterparty and, therefore, the fair value of those derivative contracts are netted by counterparty in the Condensed Consolidated Statements of Financial Condition.  The credit support annex related to the interest rate swaps and certain forward foreign exchange contracts allows parties to the master agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  We accept collateral in the form of cash or other marketable securities.  As we elect to net-by-counterparty the fair value of derivative contracts arising from our OTC Derivatives Operations, we also net-by-counterparty any cash collateral exchanged as part of those derivative agreements. Refer to Note 14 for additional information regarding offsetting asset and liability balances. This cash collateral is recorded net-by-counterparty at the related fair value.  The cash collateral included in the net fair value of all open derivative asset positions arising from our OTC Derivatives Operations aggregates to a net liability of $900 thousand as of June 30, 2015 and $21 million as of September 30, 2014.  The cash collateral included in the net fair value of all open derivative liability positions from our OTC Derivatives Operations aggregates to a net asset of $9 million and $23 million at June 30, 2015 and September 30, 2014, respectively.  Our maximum loss exposure under the interest rate swap contracts arising from our OTC Derivatives Operations at June 30, 2015 is $34 million.

RJ Bank provides to counterparties for the benefit of its U.S. subsidiaries, a guarantee of payment in the event of the subsidiaries’ default under forward foreign exchange contracts.  Due to this RJ Bank guarantee and the short-term nature of these derivatives, RJ Bank’s U.S. subsidiaries are not required to post collateral and do not receive collateral with respect to certain derivative contracts with the respective counterparties.  As of June 30, 2015, all of RJ Bank’s forward foreign exchange contracts are assets, therefore we consider there to be no significant exposure to loss under these contracts.

Index

Derivative balances included in our financial statements

See the table below for the notional and fair value amounts of both the asset and liability derivatives.

	Asset derivatives
	June 30, 2015				September 30, 2014
	Balance sheet location	Notional amount		Fair value(1)	Balance sheet location	Notional amount		Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts (2)	Prepaid expenses and other assets	$702,850	(6)	$5,007	Prepaid expenses and other assets	$682,100	(6)	$2,101
Interest rate contracts (3)	Prepaid expenses and other assets	$200,000		$3,318	Prepaid expenses and other assets	$—		$—
Derivatives not designated as hedging instruments:
Interest rate contracts (4)	Trading instruments	$2,294,161		$103,302	Trading instruments	$2,198,357		$89,923
Interest rate contracts (5)	Derivative instruments associated with offsetting matched book positions	$1,678,198		$327,826	Derivative instruments associated with offsetting matched book positions	$1,796,288		$323,337
Forward foreign exchange contracts (4)	Trading instruments	$132,111	(6)	$4,624	Trading instruments	$—		$—
Forward foreign exchange contracts (2)	Prepaid expenses and other assets	$139,300	(6)	$1,012	Prepaid expenses and other assets	$117,800	(6)	$361

	Liability derivatives
	June 30, 2015				September 30, 2014
	Balance sheet location	Notional amount		Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts (4)	Trading instruments sold	$2,338,780		$90,023	Trading instruments sold	$2,185,085	$75,668
Interest rate contracts (5)	Derivative instruments associated with offsetting matched book positions	$1,678,198		$327,826	Derivative instruments associated with offsetting matched book positions	$1,796,288	$323,337
Forward foreign exchange contracts (4)	Trading instruments sold	$70,274	(6)	$2,090	Trading instruments sold	$—	$—

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and before any netting by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net. See Note 14 for additional information regarding offsetting asset and liability balances.

(2)	These contracts are associated with RJ Bank’s activities to hedge its foreign currency exposure.

(3)	These contracts are associated with our RJ Bank Interest Hedges activities.

(4)	These contracts arise from our OTC Derivatives Operations.

(5)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

(6)	The notional amount presented is denominated in Canadian currency.

Index

A loss of $5.4 million and a gain of $38.2 million were recognized on forward foreign exchange derivatives in AOCI, net of income taxes, for the three and nine months ended June 30, 2015, respectively (see Note 17 for additional information).  There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the three and nine months ended June 30, 2015.

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

Gains recognized on the RJ Bank Interest Hedges in AOCI, net of income taxes, totaled $2.1 million and $3.6 million for the three and nine months ended June 30, 2015, respectively (see Note 17 for additional information). There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the three and nine months ended June 30, 2015. RJ Bank expects to reclassify an estimated $3.3 million as additional interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is ten years.

The table below sets forth the impact of the derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Location of gain (loss) recognized on derivatives in the Condensed Consolidated Statements of Income and Comprehensive Income	Amount of gain (loss) on derivatives recognized in income
		Three months ended June 30,		Nine months ended June 30,
		2015	2014	2015	2014
		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts and forward foreign exchange contracts (1)	Net trading profit	$250	$200	$2,530	$779
Interest rate contracts (2)	Other revenues	$143	$19	$209	$690
Forward foreign exchange contracts (3)	Other revenues	$(1,420)	$(4,093)	$10,885	$718

(1)	These contracts arise from our OTC Derivatives Operations.

(2)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

(3)	These contracts are associated with RJ Bank’s activities to hedge its foreign currency exposure.

Risks associated with, and our risk mitigation related to, our derivative contracts

We are exposed to credit losses in the event of nonperformance by the counterparties to forward foreign exchange derivative agreements, futures contracts and interest rate contracts associated with our OTC Derivatives Operations that are not cleared through an exchange. Where we are subject to credit exposure, we perform a credit evaluation of counterparties prior to entering into derivative transactions and we monitor their credit standings.  Currently, we anticipate that all of the counterparties will be able to fully satisfy their obligations under those agreements.  For our OTC Derivatives Operations that are not cleared through an exchange, we may require collateral from counterparties in the form of cash deposits or other marketable securities to support certain of these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties.  We are required to maintain cash or marketable security deposits with the exchange we utilize to clear our OTC Derivatives transactions that are cleared through such exchanges. These deposits are a component of deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition.

We are exposed to interest rate risk related to the interest rate derivative agreements arising from certain of our OTC Derivatives Operations and RJ Bank Interest Hedges.  We are also exposed to foreign exchange risk related to our futures contracts and forward foreign exchange derivative agreements.  We monitor exposure in our derivative agreements which we have risk daily based on established limits with respect to a number of factors, including interest rate, foreign exchange spot and forward rates, spread, ratio, basis and volatility risks.  These exposures are monitored both on a total portfolio basis and separately for each agreement for selected maturity periods.

Index

Certain of the derivative instruments arising from our OTC Derivatives Operations and from RJ Bank’s forward foreign exchange contracts contain provisions that require our debt to maintain an investment grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment grade, we would be in breach of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at June 30, 2015 is $23.7 million, for which we have posted collateral of $20.9 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2015, we would have been required to post an additional $2.8 million of collateral to our counterparties.

Our only exposure to credit risk in the Offsetting Matched Book Derivatives Operations is related to our uncollected derivative transaction fee revenues. We are not exposed to market risk as it relates to these derivative contracts due to the “pass-through” transaction structure more fully described above.

Index

NOTE 14 – DISCLOSURE OF OFFSETTING ASSETS AND LIABILITIES, COLLATERAL, ENCUMBERED ASSETS AND REPURCHASE AGREEMENTS

Offsetting Assets and Liabilities

The following table presents information about the financial and derivative instruments that are offset or subject to an enforceable master netting arrangement or other similar agreement as of the dates indicated:

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Statement of Financial Condition	Net amounts presented in the Statement of Financial Condition	Financial instruments		Cash (received) paid		Net amount
	(in thousands)
As of June 30, 2015:
Assets
Securities purchased under agreements to resell and other collateralized financings	$416,516	$—	$416,516	$(416,516)	(1)	$—		$—
Derivatives - interest rate contracts(2)	103,302	(74,154)	29,148	(9,290)		—		19,858
Derivative instruments associated with offsetting matched book positions	327,826	—	327,826	(327,826)	(3)	—		—
Derivatives - forward foreign exchange contracts(4)	6,019	—	6,019	—		—		6,019
Derivatives - forward foreign exchange contracts(5)	4,624	—	4,624	—		—		4,624
Derivatives - RJ Bank Interest Hedges(6)	3,318	—	3,318	—		—		3,318
Stock borrowed	136,428	—	136,428	(130,307)		—		6,121
Total assets	$998,033	$(74,154)	$923,879	$(883,939)		$—		$39,940
Liabilities
Securities sold under agreements to repurchase	$(251,769)	$—	$(251,769)	$251,769	(7)	$—		$—
Derivatives - interest rate contracts(2)	(90,023)	65,539	(24,484)	3,500	(8)	10,474	(8)	(10,510)
Derivative instruments associated with offsetting matched book positions	(327,826)	—	(327,826)	327,826	(3)	—		—
Derivatives - forward foreign exchange contracts(5)	(2,090)	—	(2,090)	—		—		(2,090)
Stock loaned	(408,733)	—	(408,733)	398,737		—		(9,996)
Total liabilities	$(1,080,441)	$65,539	$(1,014,902)	$981,832		$10,474		$(22,596)

As of September 30, 2014:
Assets
Securities purchased under agreements to resell and other collateralized financings	$446,016	$—	$446,016	$(446,016)	(1)	$—		$—
Derivatives - interest rate contracts(2)	89,923	(61,718)	28,205	(3,877)		—		24,328
Derivative instruments associated with offsetting matched book positions	323,337	—	323,337	(323,337)	(3)	—		—
Derivatives - forward foreign exchange contracts(4)	2,462	—	2,462	—		—		2,462
Stock borrowed	158,988	—	158,988	(153,261)		—		5,727
Total assets	$1,020,726	$(61,718)	$959,008	$(926,491)		$—		$32,517
Liabilities
Securities sold under agreements to repurchase	$(244,495)	$—	$(244,495)	$244,495	(7)	$—		$—
Derivatives - interest rate contracts(2)	(75,668)	63,296	(12,372)	3,502	(8)	4,620	(8)	(4,250)
Derivative instruments associated with offsetting matched book positions	(323,337)	—	(323,337)	323,337	(3)	—		—
Stock loaned	(417,383)	—	(417,383)	402,180		—		(15,203)
Total liabilities	$(1,060,883)	$63,296	$(997,587)	$973,514		$4,620		$(19,453)

The text of the footnotes in the above table are on the following page.

Index

The text of the footnotes to the table on the previous page are as follows:

(1)
We are over-collateralized since the actual amount of financial instruments pledged as collateral for securities purchased under agreements to resell and other collateralized financings amounts to $436.2 million and $463.7 million as of June 30, 2015 and September 30, 2014, respectively.

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

(4)
As of June 30, 2015 and September 30, 2014. the fair value of the forward foreign exchange contract derivatives are in an asset position and are included in prepaid expenses and other assets on our Condensed Consolidated Statements of Financial Condition. See Note 13 for additional information.

(5)	See Note 13 for additional information on our forward foreign exchange contract derivatives associated with our OTC Derivatives Operations.

(6)
Derivatives - RJ Bank Interest Hedges are included in prepaid expenses and other assets on our Condensed Consolidated Statements of Financial Condition. See Note 13 for additional information. The RJ Bank Interest Hedges are transacted through an exchange. The nature of the agreement with the clearing member exchange includes terms that are similar to a master netting agreement, thus we are over-collateralized since the actual amount of cash deposited with the exchange for these RJ Bank Interest Hedges amounts to $3.4 million as of June 30, 2015. These deposits are included in deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition.

(7)
We are over-collateralized since the actual amount of financial instruments pledged as collateral for securities sold under agreements to repurchase amounts to $259.4 million and $253.7 million as of June 30, 2015 and September 30, 2014, respectively.

(8)
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

Index

The table below presents financial instruments at fair value, that we received as collateral, are not included on our Condensed Consolidated Statements of Financial Condition, and that were available to be delivered or repledged, along with the balances of such instruments that were used to deliver or repledge, to satisfy one of our purposes described above:

	June 30, 2015		September 30, 2014
	(in thousands)
Collateral we received that is available to be delivered or repledged	$2,222,349		$2,178,868
Collateral that we delivered or repledged	970,383	(1)	879,071	(2)

(1)
The collateral delivered or repledged as of June 30, 2015, includes client margin securities which we pledged with a clearing organization in the amount of $207.1 million which were applied against our requirement of $135.5 million.

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

The table below presents information about the fair value of our assets that have been pledged for one of the purposes described above:

	June 30, 2015		September 30, 2014
	(in thousands)
Financial instruments owned, at fair value, pledged to counterparties that:
Had the right to deliver or repledge	$413,384		$394,746
Did not have the right to deliver or repledge	19,681	(1)	50,983	(2)

(1)
Assets delivered or repledged as of June 30, 2015, includes securities which we pledged with a clearing organization in the amount of $24.4 million which were applied against our requirement of $135.5 million (client margin securities we pledged which are described in the preceding table constitute the remainder of the assets pledged to meet the requirement).

(2)
Assets delivered or repledged as of September 30, 2014, includes securities which we pledged with a clearing organization in the amount of $18.9 million which were applied against our requirement of $116.5 million (client margin securities we pledged which are described in the preceding table constitute the remainder of the assets pledged to meet the requirement).

Repurchase agreements, repurchase-to-maturity transactions and securities lending transactions accounted for as secured borrowings

We sell securities under agreements to repurchase (“Repurchase Agreements”) and engage in securities lending transactions. These activities are accounted for as collateralized financings. Our Repurchase Agreements would include “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security, if any, that we are a party to as of period-end. As of June 30, 2015, we did not have any “repurchase-to-maturity” agreements. See Note 2 on pages 102 and 108, respectively, of our 2014 Form 10-K for a discussion of our respective Repurchase Agreement and securities lending accounting policies.

Index

The following table presents the remaining contractual maturity of securities under agreement to repurchase and securities lending transactions accounted for as secured borrowings:

As of June 30, 2015:	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
	(in thousands)
Repurchase agreements
Government and agency obligations	$153,489	$5,201	$—	$—	$158,690
Agency MBS and CMOs	90,279	2,800	—	—	93,079
Total Repurchase Agreements	$243,768	$8,001	$—	$—	$251,769

Securities lending
Corporate obligations	14,562	—	—	—	14,562
Equity securities	394,171	—	—	—	394,171
Total securities lending	$408,733	$—	$—	$—	$408,733
Total	$652,501	$8,001	$—	$—	$660,502
Gross amounts of recognized liabilities for repurchase agreements and securities lending transactions included in the Offsetting Assets and Liabilities table included within this footnote					$660,502
Amounts related to repurchase agreements and securities lending transactions not included in the Offsetting Assets and Liabilities table included within this footnote					$—

We enter into Repurchase Agreements and conduct securities lending activities as components of the financing of certain of our operating activities. In the event the market value of the securities we pledge as collateral in these activities declines, we may have to post additional collateral or reduce the borrowing amounts. We monitor such levels daily.

NOTE 15 – INCOME TAXES

For discussion of income tax accounting policies and other income tax related information, see Note 2 on page 115, and Note 20 on pages 163 - 166, of our 2014 Form 10-K.

For the three months ended June 30, 2015, our effective income tax rate is 36.0%, which approximates the 35.8% effective tax rate for fiscal year 2014.

For the nine months ended June 30, 2015, our effective income tax rate is 36.9%, which is higher than the 35.8% effective tax rate for fiscal year 2014. The primary factor for the increase in the current year-to-date effective tax rate compared to the prior fiscal year tax rate is that the fiscal year 2014 effective tax rate was favorably impacted by the recognition of prior year state tax refunds, a benefit that is not expected to recur in fiscal year 2015.

As of June 30, 2015, we have not experienced significant changes in our unrecognized tax benefits balances from September 30, 2014.

NOTE 16 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

In the normal course of business we enter into underwriting commitments. As of June 30, 2015, RJ&A had one open equity underwriting commitment, and nine open fixed income (public finance) underwriting commitments, all of which were subsequently settled in open market transactions at amounts which approximated the carrying value of these commitments in our Condensed Consolidated Statements of Financial Condition as of June 30, 2015.  RJ Ltd. had six equity underwriting commitments that were recorded on the Condensed Consolidated Statements of Financial Condition at June 30, 2015 in the approximate amount of $19.8 million in Canadian currency (“CDN”) and that remained open as of such date.

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers, primarily for recruiting and/or retention purposes (see Note 2 on pages 107 - 108 of our 2014 Form 10-K for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us.  As of June 30, 2015, we had made commitments, to either prospects that had accepted our offer, or recently recruited producers, of approximately $59.1 million that had not yet been funded.

Index

As of June 30, 2015, RJ Bank had not settled purchases of $224.2 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

A subsidiary of RJ Bank has committed $61.6 million as an investor member in a low-income housing tax credit fund in which a subsidiary of RJTCF is the managing member (see the discussion of “direct investments in LIHTC project partnerships” in Note 2 on page 117 of our 2014 Form 10-K for information regarding the accounting policies governing these investments). As of June 30, 2015, the RJ Bank subsidiary has invested $22 million of the committed amount.

RJ Bank has a committed limited partner investment of $3 million to a limited partnership, $1.8 million of this committed amount has been invested as of June 30, 2015.

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

We have entered into an agreement to acquire Producer’s Choice. See Note 3 for additional information on this acquisition.

We have unfunded commitments to various venture capital or private equity partnerships, which aggregate to approximately $55 million as of June 30, 2015. Of the total, we have unfunded commitments to internally-sponsored private equity limited partnerships in which we control the general partner, of approximately $20 million.

RJF has committed to lend to RJTCF, or to guarantee obligations in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities, in amounts aggregating up to $250 million upon request, subject to certain limitations and to annual review and renewal. At June 30, 2015, RJTCF has $72.7 million in outstanding cash borrowings and $84.7 million in unfunded commitments outstanding against this commitment. RJTCF borrows from RJF in order to make investments in, or fund loans or advances to, either partnerships that purchase and develop properties qualifying for tax credits (“Project Partnerships”) or LIHTC Funds. Investments in Project Partnerships are sold to various LIHTC Funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in Project Partnerships to LIHTC Funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to Project Partnerships, and LIHTC Funds.

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS (see the discussion of these activities within “financial instruments owned, financial instruments sold but not purchased and fair value” in Note 2 on page 104 of our 2014 Form 10-K).  At June 30, 2015, RJ&A had approximately $723 million principal amount of outstanding forward MBS purchase commitments which are expected to be purchased over the following 90 days.  In order to hedge the market interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into to be announced (“TBA”) security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future.  These TBA securities are accounted for at fair value and are included in Agency MBS securities in the table of assets and liabilities measured at fair value included in Note 5, and at June 30, 2015 aggregate to a net asset having a fair value of $2.5 million.  The estimated fair value of the purchase commitment is a $1.7 million liability balance as of June 30, 2015.

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

Index

Guarantees

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At June 30, 2015, the exposure under these guarantees is $5.8 million, which was underwritten as part of RJ Bank’s corporate credit relationship with such borrowers.  The outstanding interest rate swaps at June 30, 2015 have maturities ranging from September 2015 through December 2026.  RJ Bank records an estimated reserve for its credit risk associated with the guarantee of these client swaps, which was insignificant as of June 30, 2015.  The estimated total potential exposure under these guarantees is $27.1 million at June 30, 2015.

RJ Bank guarantees the forward foreign exchange contract obligations of its U.S. subsidiaries.  See Note 13 for additional information regarding these derivatives.

RJF guarantees interest rate swap obligations of RJ Cap Services. See Note 13 for additional information regarding interest rate swaps.

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At June 30, 2015, there were no such outstanding performance guarantees.

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

RJF guarantees the existing mortgage debt of RJ&A of approximately $38.8 million.

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

RJTCF issues certain guarantees to various third parties related to Project Partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations, which aggregate to approximately $1.6 million as of June 30, 2015.

RJTCF has provided a guaranteed return on investment to a third party investor in one of its fund offerings (“Fund 34”), and RJF has guaranteed RJTCF’s performance under the arrangement.  Under the terms of the performance guarantee, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits to this investor over the next seven years, RJTCF is obligated to pay the investor an amount that results in the investor achieving a minimum specified return on their investment.  A $24.5 million financing asset is included in prepaid expenses and other assets, and a related $24.5 million liability is included in trade and other payables on our Condensed Consolidated Statements of Financial Condition as of June 30, 2015 related to this obligation. The maximum exposure to loss under this guarantee is approximately $29.3 million at June 30, 2015, which represents the undiscounted future payments due the investor.

Index

Legal matter contingencies

Indemnification from Regions

On April 2, 2012 (the “Closing Date”), RJF completed its acquisition of all of the issued and outstanding shares of Morgan Keegan & Company, Inc. (a broker-dealer hereinafter referred to as “MK & Co.”) and MK Holding, Inc. and certain of its affiliates (collectively referred to hereinafter as “Morgan Keegan”) from Regions Financial Corporation (“Regions”). The terms of the stock purchase agreement provide that Regions will indemnify RJF for losses incurred in connection with legal proceedings pending as of the closing date or commenced after the closing date and related to pre-closing matters that are received prior to April 2, 2015, as well as any cost of defense pertaining thereto (see Note 3 on pages 118 - 119 of our 2014 Form 10-K for a discussion of the indemnifications provided to RJF by Regions). All of the Morgan Keegan matters described below are subject to such indemnification provisions. Management estimates the range of potential liability of all such matters subject to indemnification, including the cost of defense, to be from $39 million to $195 million. Any loss arising from such matters, after consideration of the applicable annual deductible, if any, will be borne by Regions. As of June 30, 2015, a receivable from Regions of approximately $300 thousand is included in other receivables, an indemnification asset of approximately $146 million is included in other assets, and a liability for potential losses of approximately $144 million is included within trade and other payables, all of which are reflected on our Condensed Consolidated Statements of Financial Condition pertaining to the matters described below and the related indemnification from Regions. The amount included within trade and other payables is the amount within the range of potential liability related to such matters which management estimates is more likely than any other amount within such range.

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

The SEC and states of Missouri and Texas are investigating alleged securities law violations by MK & Co. in the underwriting and sale of certain municipal bonds. An enforcement action brought by the Missouri Secretary of State in April 2013, seeking monetary penalties and other relief, was dismissed and refiled in November 2013. A civil action was brought by institutional investors of the bonds in March 2012, seeking a return of their investment and unspecified compensatory and punitive damages. Trial of this case is currently set for November 2015 in the Circuit Court for Cole County, Missouri. A class action was brought on behalf of retail purchasers of the bonds in September 2012, seeking unspecified compensatory and punitive damages. In September 2014, the District Court for the Western District of Missouri granted class certification. The matter was resolved and the settlement approved by the District Court in January 2015. Other individual investors and investor groups have also filed arbitration claims or separate civil claims, which are pending in various stages and several have been resolved.

Index

Prior to the Closing Date, Morgan Keegan was involved in other litigation arising in the normal course of its business. On all such matters, RJF is subject to indemnification from Regions pursuant to the terms of the stock purchase agreement as summarized above.

Other matters

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as regulatory investigations and other corporate litigation. We are contesting the allegations in these matters and believe that there are meritorious defenses in each. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. Refer to Note 2 on page 114 of our 2014 Form 10-K for a discussion of our criteria for establishing a range of possible loss related to such matters.  Excluding any amounts subject to indemnification from Regions related to pre-Closing Date Morgan Keegan matters discussed above, as of June 30, 2015, management currently estimates the aggregate range of possible loss is from $0 to an amount of up to $10 million in excess of the accrued liability (if any) related to these matters.  In the opinion of management, based on current available information, review with outside legal counsel, and consideration of the accrued liability amounts provided for in the accompanying condensed consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

Index

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive income (loss)

The following table presents the after-tax changes in each component of accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2015 and 2014:

	Unrealized gains on available for sale securities	Net currency translations and net investment hedges (1)	Cash flow hedges(2)	Total
	(in thousands)
Three months ended June 30, 2015
Accumulated other comprehensive income (loss) as of the beginning of the period	$7,058	$(28,352)	$(1,501)	$(22,795)
Other comprehensive (loss) income before reclassifications and taxes	(325)	(1,511)	4,875	3,039
Amounts reclassified from accumulated other comprehensive (loss) income, before tax	(8,432)	—	914	(7,518)
Pre-tax net other comprehensive (loss) income	(8,757)	(1,511)	5,789	(4,479)
Income tax effect	3,376	2,806	(2,200)	3,982
Net other comprehensive (loss) income for the period, net of tax	(5,381)	1,295	3,589	(497)
Accumulated other comprehensive income (loss) as of June 30, 2015	$1,677	$(27,057)	$2,088	$(23,292)

Nine months ended June 30, 2015
Accumulated other comprehensive income (loss) as of the beginning of the period	$4,745	$(6,633)	$—	$(1,888)
Other comprehensive income (loss) before reclassifications and taxes	3,420	(778)	2,394	5,036
Amounts reclassified from accumulated other comprehensive (loss) income, before tax	(8,434)	—	974	(7,460)
Pre-tax net other comprehensive (loss) income	(5,014)	(778)	3,368	(2,424)
Income tax effect	1,946	(19,646)	(1,280)	(18,980)
Net other comprehensive (loss) income for the period, net of tax	(3,068)	(20,424)	2,088	(21,404)
Accumulated other comprehensive income (loss) as of June 30, 2015	$1,677	$(27,057)	$2,088	$(23,292)

Three months ended June 30, 2014
Accumulated other comprehensive income (loss) as of the beginning of the period	$3,300	$(4,534)	$—	$(1,234)
Other comprehensive income (loss) before reclassifications and taxes	4,174	(1,971)	—	2,203
Amounts reclassified from accumulated other comprehensive loss, before tax	(535)	—	—	(535)
Pre-tax net other comprehensive income (loss)	3,639	(1,971)	—	1,668
Income tax effect	(1,393)	7,877	—	6,484
Net other comprehensive income for the period, net of tax	2,246	5,906	—	8,152
Accumulated other comprehensive income as of June 30, 2014	$5,546	$1,372	$—	$6,918

Nine months ended June 30, 2014
Accumulated other comprehensive (loss) income as of the beginning of the period	$(1,276)	$12,002	$—	$10,726
Other comprehensive income (loss) before reclassifications and taxes	15,301	(4,869)	—	10,432
Amounts reclassified from accumulated other comprehensive loss, before tax	(4,266)	—	—	(4,266)
Pre-tax net other comprehensive income (loss)	11,035	(4,869)	—	6,166
Income tax effect	(4,213)	(5,761)	—	(9,974)
Net other comprehensive income (loss) for the period, net of tax	6,822	(10,630)	—	(3,808)
Accumulated other comprehensive income as of June 30, 2014	$5,546	$1,372	$—	$6,918

(1)
Includes net gains (losses) recognized on forward foreign exchange derivatives associated with hedges of RJ Bank’s foreign currency exposure due to its non-U.S. dollar net investments (see Note 13 for additional information on these derivatives).

(2)	Represents the RJ Bank Interest Hedges (see Note 13 for additional information on these derivatives).

Index

Reclassifications out of accumulated other comprehensive income

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive income (loss), and the related tax effects, for the periods indicated:

Accumulated other comprehensive income (loss) components:	Increase (decrease) in amounts reclassified from accumulated other comprehensive income (loss)	Affected line items in income statement
	(in thousands)
Three months ended June 30, 2015
Available for sale securities: (1)
Auction rate securities (2)	$(8,974)	Other revenue
RJ Bank available for sale securities	542	Other revenue
RJ Bank Interest Hedges(3)	914	Interest expense
	(7,518)	Total before tax
Income tax effect	2,903	Provision for income taxes
Total reclassifications for the period	$(4,615)	Net of tax

Nine months ended June 30, 2015
Available for sale securities: (1)
Auction rate securities (2)	$(8,976)	Other revenue
RJ Bank available for sale securities	542	Other revenue
RJ Bank Interest Hedges(3)	974	Interest expense
	(7,460)	Total before tax
Income tax effect	2,881	Provision for income taxes
Total reclassifications for the period	$(4,579)	Net of tax

Three months ended June 30, 2014
Available for sale securities: (1)
Auction rate securities (2)	$(273)	Other revenue
RJ Bank available for sale securities	(262)	Other revenue
	(535)	Total before tax
Income tax effect	204	Provision for income taxes
Total reclassifications for the period	$(331)	Net of tax

Nine months ended June 30, 2014
Available for sale securities: (1)
Auction rate securities (2)	$(4,031)	Other revenue
RJ Bank available for sale securities	(235)	Other revenue
	(4,266)	Total before tax
Income tax effect	1,641	Provision for income taxes
Total reclassifications for the period	$(2,625)	Net of tax

(1)	See Note 7 for additional information regarding the available for sale securities, and Note 5 for additional fair value information regarding these securities.

(2)
Other revenues in our Condensed Consolidated Statements of Income and Comprehensive Income include realized gains on the sale of ARS (see Note 7 for further information). The amounts presented in the table represent the reversal out of AOCI associated with such ARS’ sold. The net of such realized gain and this reversal out of AOCI represents the net effect of such redemptions and sales activities on other comprehensive income (“OCI”) for each respective period, on a pre-tax basis.

(3)	See Note 13 for additional information regarding the RJ Bank Interest Hedges, and Note 5 for additional fair value information regarding these derivatives.

All of the components of other comprehensive income (loss) described above, net of tax, are attributable to RJF.

Index

NOTE 18 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Interest income:
Margin balances	$16,755	$16,894	$50,268	$51,309
Assets segregated pursuant to regulations and other segregated assets	3,350	3,666	10,139	11,854
Bank loans, net of unearned income	103,017	86,231	299,829	251,079
Available for sale securities	1,234	1,598	3,830	5,176
Trading instruments	4,636	4,750	14,061	13,893
Stock loan	2,910	2,200	10,120	6,882
Loans to financial advisors	1,774	1,528	5,211	4,831
Corporate cash and all other	3,471	2,524	10,211	9,853
Total interest income	$137,147	$119,391	$403,669	$354,877

Interest expense:
Brokerage client liabilities	$213	$273	$737	$990
Retail bank deposits	2,077	1,980	6,304	5,864
Trading instruments sold but not yet purchased	1,158	1,075	3,376	3,198
Stock borrow	1,082	900	4,495	2,206
Borrowed funds	1,983	1,128	4,171	2,976
Senior notes	19,010	19,010	57,029	57,030
Interest expense of consolidated VIEs	404	653	1,470	2,237
Other	1,797	2,033	4,372	3,903
Total interest expense	27,724	27,052	81,954	78,404
Net interest income	109,423	92,339	321,715	276,473
Add (subtract): benefit (provision) for loan losses	3,009	(4,467)	(10,293)	(8,082)
Net interest income after benefit (provision) for loan losses	$112,432	$87,872	$311,422	$268,391

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

Stock option awards

Expense and income tax benefits related to our stock options awards granted to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Total share-based expense	$3,298	$1,739	$8,986	$8,600
Income tax benefit (reduction of prior benefit) related to share-based expense	507	(50)	1,133	1,228

Index

For the nine months ended June 30, 2015, we reduced the cumulative excess tax benefit realized in prior years related to our stock option awards by $100 thousand.

During the three months ended June 30, 2015, we granted 6,729 stock options to employees and no stock options were granted to our independent contractor financial advisors. During the nine months ended June 30, 2015, we granted 1,100,008 stock options to employees and 39,200 stock options were granted to our independent contractor financial advisors. During the three and nine months ended June 30, 2015, no stock options were granted to outside directors.

Unrecognized pre-tax expense for stock option awards granted to employees, members of our Board of Directors, and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of June 30, 2015, are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average amortization period
	(in thousands)	(in years)
Employees and members of our Board of Directors	$26,763	3.4
Independent contractor financial advisors	1,973	3.2

The weighted-average grant-date fair value of stock option awards to employees and members of our Board of Directors for the three and nine months ended June 30, 2015 was $15.00 and $14.20, respectively.

The fair value of each option awarded to our independent contractor financial advisors is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model. The weighted-average fair value for unvested stock options granted to independent contractor financial advisors as of June 30, 2015 was $25.83.

Restricted stock and restricted stock unit awards

Expense and income tax benefits related to our restricted equity awards (which include restricted stock and restricted stock units) granted to employees, members of our Board of Directors, and independent contractor financial advisors are presented below:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Total share-based expense	$12,691	$11,909	$45,846	$40,966
Income tax benefit related to share-based expense	4,434	4,123	16,334	14,343

For the nine months ended June 30, 2015, we reduced the cumulative excess tax benefit realized in prior years related to our restricted equity awards by $1.3 million.

During the three and nine months ended June 30, 2015, we granted 42,953 and 1,171,924, respectively, restricted stock units to employees. During the three months ended June 30, 2015, we did not grant any restricted stock units to outside members of our Board of Directors.  During the nine months ended June 30, 2015 we granted 16,656 restricted stock units to outside members of our Board of Directors. We did not grant any restricted stock units to our independent contractor financial advisors during either the three or the nine months ended June 30, 2015.

Index

Unrecognized pre-tax expense for restricted equity awards granted to employees, members of our Board of Directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of June 30, 2015, are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average amortization period
	(in thousands)	(in years)
Employees and members of our Board of Directors	$98,170	2.9
Independent contractor financial advisors	49	1.2

The weighted-average grant-date fair value of restricted stock unit awards granted to employees and outside members of our Board of Directors for the three and nine months ended June 30, 2015 were $58.33 and $56.23, respectively.

The fair value of each restricted equity award to our independent contractor financial advisors is computed on the date of grant and periodically revalued at the current stock price.  The fair value for unvested restricted equity awards granted to independent contractor financial advisors as of June 30, 2015 was $61.04 per unit.

NOTE 20 – REGULATIONS AND CAPITAL REQUIREMENTS

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

Effective January 1, 2015, RJF and RJ Bank became subject to Basel III. Under the Basel III rules, the quantity and quality of regulatory capital increases, a capital conservation buffer was established, selected changes were made to the calculation of risk-weighted assets, and a new ratio, common equity Tier 1 was introduced, all of which are applicable to both RJF and RJ Bank. RJF and RJ Bank report regulatory capital under Basel III under the standardized approach. Various aspects of Basel III will be subject to multi-year transition periods through December 31, 2018. Prior to January 1, 2015, RJF and RJ Bank were subject to the capital requirements of Basel 2.5 and Basel I, respectively.

RJF and RJ Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined in Basel III, Common equity Tier 1 capital to risk-weighted assets. RJF and RJ Bank each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies.  Effective January 1, 2016, RJF and RJ Bank will be required to report their capital conservation buffers. Capital levels are monitored to assess both RJF and RJ Bank’s capital position. At current capital levels, RJF and RJ Bank are each categorized as “well capitalized” under the regulatory framework for prompt corrective action.

For further discussion of the various regulations and capital requirements applicable to certain of our businesses and subsidiaries, see Note 26 on pages 178 - 181 of our 2014 Form 10-K.

Index

To meet requirements for capital adequacy purposes or to be categorized as “well capitalized,” RJF must maintain minimum Common equity tier 1, Tier 1 risk-based, Total risk-based, and Tier 1 leverage amounts and ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJF as of June 30, 2015:
(computed in accordance with Basel III)
Common equity tier 1 capital	$4,065,998	21.3%	$859,635	4.5%	$1,241,696	6.5%
Tier 1 capital	4,065,998	21.3%	1,146,181	6.0%	1,528,241	8.0%
Total capital	4,244,781	22.2%	1,528,241	8.0%	1,910,301	10.0%
Tier 1 leverage	4,065,998	16.7%	972,688	4.0%	1,215,859	5.0%

RJF as of September 30, 2014:
(computed in accordance with Basel 2.5)
Tier 1 capital	$3,775,385	19.7%	$765,589	4.0%	$1,148,384	6.0%
Total capital	3,940,516	20.6%	1,531,178	8.0%	1,913,973	10.0%
Tier 1 leverage	3,775,385	16.4%	919,546	4.0%	1,149,433	5.0%

The increase in RJF’s Total capital and Tier 1 capital ratios at June 30, 2015 compared to September 30, 2014 was primarily the result of our increase in earnings during the nine month period ended June 30, 2015 and the implementation of the Basel III rules in relation to RJ Bank’s SBL portfolio, which resulted in the reduced risk-weighting of the majority of these loans secured by marketable securities.

To meet the requirements for capital adequacy or to be categorized as “well capitalized,” RJ Bank must maintain minimum Common equity Tier 1, tier 1 risk-based, Total risk-based, and Tier 1 leverage amounts and ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJ Bank as of June 30, 2015:
(computed in accordance with Basel III)
Common equity tier I capital	$1,487,606	13.6%	$493,421	4.5%	$712,720	6.5%
Tier 1 capital	1,487,606	13.6%	657,895	6.0%	877,193	8.0%
Total capital	1,625,138	14.8%	877,193	8.0%	1,096,492	10.0%
Tier 1 leverage	1,487,606	11.1%	538,271	4.0%	672,839	5.0%

RJ Bank as of September 30, 2014:
(computed in accordance with Basel I)
Tier 1 capital	$1,314,374	11.2%	$467,926	4.0%	$701,889	6.0%
Total capital	1,460,895	12.5%	935,852	8.0%	1,169,815	10.0%
Tier 1 leverage	1,314,374	10.7%	492,186	4.0%	615,232	5.0%
The increase in RJ Bank’s Total and Tier 1 capital ratios at June 30, 2015 compared to September 30, 2014 was primarily due to the implementation of the Basel III rules in relation to RJ Bank’s SBL portfolio, which resulted in the reduced risk-weighting of the majority of these loans secured by marketable securities.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934.

Index

The net capital position of our wholly owned broker-dealer subsidiary RJ&A is as follows:

	As of
	June 30, 2015	September 30, 2014
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	23.21%	24.14%
Net capital	$446,914	$442,866
Less: required net capital	(38,510)	(36,694)
Excess net capital	$408,404	$406,172

The net capital position of our wholly owned broker-dealer subsidiary RJFS is as follows:

	As of
	June 30, 2015	September 30, 2014
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$26,294	$23,748
Less: required net capital	(250)	(250)
Excess net capital	$26,044	$23,498

The risk adjusted capital of RJ Ltd. is as follows (in Canadian dollars):

	As of
	June 30, 2015	September 30, 2014
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$107,675	$107,645
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$107,425	$107,395

At June 30, 2015, all of our other active regulated domestic and international subsidiaries are in compliance with and met all capital requirements.

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

RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding are as follows:

June 30, 2015
(in thousands)
Standby letters of credit	$73,034
Open-end consumer lines of credit (primarily SBL)	2,311,018
Commercial lines of credit	1,468,284
Unfunded loan commitments	327,652

Index

Because many of RJ Bank’s lending commitments expire without being funded in whole or part, the contract amounts are not estimates of RJ Bank’s actual future credit exposure or future liquidity requirements. RJ Bank maintains a reserve to provide for potential losses related to the unfunded lending commitments. See Note 8 for further discussion of this reserve for unfunded lending commitments.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of June 30, 2015, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $4.2 million and CDN $7.4 million, respectively. RJ Bank is also subject to foreign exchange risk related to its net investment in a Canadian subsidiary. See Note 13 for information regarding how RJ Bank utilizes net investment hedges to mitigate a significant portion of this risk.

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

Index

NOTE 22 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$133,195	$122,689	$372,954	$343,882
Less allocation of earnings and dividends to participating securities (1)	(410)	(710)	(1,235)	(2,250)
Net income attributable to RJF common shareholders	$132,785	$121,979	$371,719	$341,632

Income for diluted earnings per common share:
Net income attributable to RJF	$133,195	$122,689	$372,954	$343,882
Less allocation of earnings and dividends to participating securities (1)	(403)	(696)	(1,211)	(2,206)
Net income attributable to RJF common shareholders	$132,792	$121,993	$371,743	$341,676

Common shares:
Average common shares in basic computation	143,252	140,270	142,303	139,747
Dilutive effect of outstanding stock options and certain restricted stock units	3,241	3,715	3,567	3,565
Average common shares used in diluted computation	146,493	143,985	145,870	143,312

Earnings per common share:
Basic	$0.93	$0.87	$2.61	$2.44
Diluted	$0.91	$0.85	$2.55	$2.38
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	1,900	233	2,945	392

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities.  Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 449 thousand and 819 thousand for the three months ended June 30, 2015 and 2014, respectively. Participating securities amounted to weighted-average shares of 478 thousand and 924 thousand for the nine months ended June 30, 2015 and 2014, respectively. Dividends paid to participating securities amounted to $100 thousand for both the three months ended June 30, 2015 and 2014.  Dividends paid to participating securities amounted to $200 thousand and $400 thousand for the nine months ended June 30, 2015 and 2014, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Dividends per common share - declared	$0.18	$0.16	$0.54	$0.48
Dividends per common share - paid	$0.18	$0.16	$0.52	$0.46

Index

NOTE 23 – SEGMENT INFORMATION

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

Information concerning operations in these segments of business is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Private Client Group	$894,727	$822,741	$2,617,604	$2,423,071
Capital Markets	237,680	237,708	711,775	704,374
Asset Management	98,899	91,222	292,551	274,772
RJ Bank	107,244	93,740	315,590	264,770
Other	28,890	12,984	56,462	37,055
Intersegment eliminations	(18,727)	(17,112)	(52,801)	(49,360)
Total revenues(1)	$1,348,713	$1,241,283	$3,941,181	$3,654,682

Income (loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$86,363	$81,473	$254,527	$230,098
Capital Markets	18,287	28,009	66,788	91,025
Asset Management	31,554	31,306	102,445	93,006
RJ Bank	78,008	64,921	213,628	178,777
Other	(6,082)	(14,466)	(46,030)	(57,275)
Pre-tax income excluding noncontrolling interests	208,130	191,243	591,358	535,631
Add: net loss attributable to noncontrolling interests	(6,835)	(12,310)	(15,781)	(24,887)
Income including noncontrolling interests and before provision for income taxes	$201,295	$178,933	$575,577	$510,744

(1)	No individual client accounted for more than ten percent of total revenues in any of the periods presented.

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net interest income (expense):
Private Client Group	$22,664	$21,769	$66,423	$67,355
Capital Markets	1,047	738	5,174	4,000
Asset Management	(1)	27	90	68
RJ Bank	102,054	87,089	298,633	253,730
Other	(16,341)	(17,284)	(48,605)	(48,680)
Net interest income	$109,423	$92,339	$321,715	$276,473

Index

The following table presents our total assets on a segment basis:

	June 30, 2015	September 30, 2014
	(in thousands)
Total assets:
Private Client Group(1)	$6,421,196	$6,255,176
Capital Markets(2)	2,666,314	2,645,926
Asset Management	177,450	186,170
RJ Bank	13,291,572	12,036,945
Other	2,251,884	2,201,435
Total	$24,808,416	$23,325,652

(1)	Includes $174.6 million of goodwill at June 30, 2015 and September 30, 2014.

(2)	Includes $120.9 million of goodwill at June 30, 2015 and September 30, 2014.

We have operations in the United States, Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
United States	$1,247,645	$1,134,841	$3,643,350	$3,316,872
Canada	71,928	73,993	209,221	238,487
Europe	20,242	22,984	65,367	73,568
Other	8,898	9,465	23,243	25,755
Total	$1,348,713	$1,241,283	$3,941,181	$3,654,682

Pre-tax income (loss) excluding noncontrolling interests:
United States	$202,574	$184,832	$581,361	$505,015
Canada	5,706	5,653	13,193	26,196
Europe	(573)	(1,007)	(4,299)	(152)
Other	423	1,765	1,103	4,572
Total	$208,130	$191,243	$591,358	$535,631

Our total assets, classified by major geographic area in which they are held, are presented below:

	June 30, 2015	September 30, 2014
	(in thousands)
Total assets:
United States (1)	$23,025,785	$21,469,999
Canada(2)	1,684,861	1,773,703
Europe	37,807	39,872
Other	59,963	42,078
Total	$24,808,416	$23,325,652

(1)	Includes $262.5 million of goodwill at June 30, 2015 and September 30, 2014.

(2)	Includes $33 million of goodwill at June 30, 2015 and September 30, 2014.

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

Quarter ended June 30, 2015

We achieved record net revenues of $1.32 billion for the quarter, a $107 million, or 9%, increase compared to the prior year quarter, and a 3% increase compared to the preceding quarter. Total client assets under administration were a quarter-end record $499.8 billion at June 30, 2015, a 4% increase over the prior year level. The increase in assets under administration is attributable to strong financial advisor recruiting results, high retention of our existing advisors and modest market appreciation. Net revenues in the current period benefited from an $11 million gain on the sale of certain securities in our available for sale securities portfolio, record public finance revenues, and unrealized gains on our private equity investments. Non-interest expenses increased $84 million, or 8%, compared to the prior year quarter. The increase from the prior year quarter primarily results from increases in compensation, commissions and benefits due to annual raises, increases in benefits expenses and the typical variable increases that arise along with growth in revenues and profits, offset by a decrease in the bank loan loss provision resulting from a benign credit environment and significant recoveries during the quarter. The increase in expenses from the preceding quarter is primarily due to an increase in compensation, commissions and benefits expenses associated with the increased revenues, and expenses incurred in our capital markets segment to build out the life sciences sector and increase coverage in the financial services sectors, offset by a decrease in the bank loan loss provision that occurred due to the absence of loan growth in the current versus the preceding quarter and the recoveries previously mentioned.

Our net income of $133 million represents our second highest quarterly level of net income in our history, an increase of nearly $11 million, or 9%, compared to the prior year quarter, and an increase of $20 million, or 17%, compared to the preceding quarter.

Index

A summary of the most significant items impacting our financial results as compared to the prior year quarter, are as follows:

•
Our Private Client Group segment generated record quarterly net revenues of $892 million, a 9% increase, while pre-tax income increased 6% to $86 million.  The increase in revenues is primarily attributable to increased securities commissions and fee revenues, predominately arising from fee-based accounts, as well as an increase in mutual fund and annuity service fee revenues. Commission expenses increased in proportion to the increase in corresponding commission revenues.  All other components of non-interest expenses increased in total by approximately 6%. Client assets under administration of the Private Client Group increased 5% over the prior year, to a quarter-end record $475.4 billion at June 30, 2015. Net inflows of client assets have been positively impacted by successful retention and recruiting of financial advisors.

•
The Capital Markets segment generated net revenues of $233 million, unchanged from the prior year level. Pre-tax income decreased $10 million, or 35%, to $18 million. Despite the continuation of the challenging fixed income market conditions due to economic uncertainty and the historically low interest rate environment, which together result in decreased customer trading volumes, our institutional fixed income commission revenues increased $14 million, or 23%, resulting from somewhat greater volatility in benchmark interest rates during the current quarter. Institutional commissions on equity products declined $11 million, or 16%, driven by a significant reduction in equity underwriting and institutional trade volumes. Trading profits were steady. We achieved record levels of revenues generated by our public finance operations. Our net profit was negatively impacted by certain increased costs, some of which result from our efforts to build out certain investment banking sectors which we believe present solid long-term opportunities for us. The difficult market environment in Canada continues to negatively impact the revenues and profitability of this segment.

•
Our Asset Management segment generated an 8% increase in net revenues to $99 million, and a 1% increase in pre-tax income to $32 million. Financial assets under management increased 8% from the prior year, to a quarter-end record $70.2 billion as of June 30, 2015 resulting from positive net inflows of client assets. On April 30, 2015, we completed our acquisition of Cougar, an asset management firm based in Toronto Canada that markets its investment services to high net worth individuals, families, foundations, trusts and institutions in Canada and the United States.

•
RJ Bank generated a record $78 million in pre-tax income, a $13 million, or 20%, increase resulting primarily from an increase in net interest income and a decrease in the provision for loan losses. Net interest income increased due to both growth in the average loans outstanding and an increase in the net interest margin. The credit characteristics of the loan portfolio continue to reflect the positive impact of improved economic conditions.

•
Activities in our Other segment reflect a pre-tax loss that is $8 million, or 58%, less than the prior year quarter. Net revenues in the segment increased $16 million, resulting in part from an $11 million gain on the sale of all of our Jefferson County, Alabama Limited Obligation School Warrants auction rate securities as well as increases in unrealized gains on investments in our private equity portfolio. With such increases, the portion of the segment’s pre-tax income that is attributable to noncontrolling interests also increases.

Nine months ended June 30, 2015

Our net revenues of $3.86 billion represent a $283 million, or 8%, increase compared to the prior year period. Total client assets under administration at June 30, 2015 increased 4% over the prior year level for the reasons described in the quarter discussion above. Non-interest expenses increased $218 million, or 7%, compared to the prior year period. The majority of such increase from the prior year primarily results from increases in compensation, commissions and benefits resulting from the increase in revenues and profits as well as investments in personnel to support our continued growth, and an increase in business development expenses resulting from our very active recruiting efforts.

The volume of possible regulatory changes that impact the businesses in which we operate continues to grow and evolve. Regulatory rule-making activities that have arisen during the current year include the Department of Labor (“DOL”) proposed rule enhancing standards for individuals providing investment advice to retirement plans, their participants, or beneficiaries. We are continuing our study and evaluation of the proposal. The total impact of the standard, once finalized and implemented, on our business is unknown at this time. During the year, we implemented the new Basel III regulatory capital rules, a change which did not have a significant impact on our regulatory capital ratios. We have published the results of the 2015 Dodd-Frank Act mandated Stress Test, the results of which indicate that both RJF and RJ Bank have sufficient capital to successfully navigate a severe and prolonged economic downturn while still maintaining capital levels that exceed both regulatory requirements and higher management thresholds throughout the course of the Severely Adverse Scenario.  We continue to monitor the impact of proposed future legislation while implementing new regulations. We presently do not expect currently enacted legislation to have a significant adverse direct impact on our operations as a whole, however, we continue to evaluate the specific impact of each.

Index

Our segment results during the nine month period were most significantly impacted by the factors described above for the quarter, unless otherwise noted:

•	Our Private Client Group segment generated an increase in pre-tax income of $24 million, or 11%, to $255 million.

•	The Capital Markets segment had a $24 million, or 27%, decrease in pre-tax income to $67 million.

•	Our Asset Management segment generated a $9 million, or 10%, increase in pre-tax income to $102 million.

•	RJ Bank generated a $35 million, or 19%, increase in pre-tax income to $214 million.

•	Activities in our Other segment have resulted in a pre-tax loss that is $11 million, or 20%, less than the prior year.

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

The following table presents our consolidated and segment gross revenues, net revenues, and pre-tax income (loss), the latter excluding noncontrolling interests, for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2015	2014	% change	2015	2014	% change
	($ in thousands)
Total company
Revenues	$1,348,713	$1,241,283	9%	$3,941,181	$3,654,682	8%
Net revenues	1,320,989	1,214,231	9%	3,859,227	3,576,278	8%
Pre-tax income excluding noncontrolling interests	208,130	191,243	9%	591,358	535,631	10%

Private Client Group
Revenues	894,727	822,741	9%	2,617,604	2,423,071	8%
Net revenues	892,162	820,223	9%	2,607,929	2,415,597	8%
Pre-tax income	86,363	81,473	6%	254,527	230,098	11%

Capital Markets
Revenues	237,680	237,708	—	711,775	704,374	1%
Net revenues	233,133	233,204	—	700,180	692,823	1%
Pre-tax income	18,287	28,009	(35)%	66,788	91,025	(27)%

Asset Management
Revenues	98,899	91,222	8%	292,551	274,772	6%
Net revenues	98,848	91,216	8%	292,488	274,753	6%
Pre-tax income	31,554	31,306	1%	102,445	93,006	10%

RJ Bank
Revenues	107,244	93,740	14%	315,590	264,770	19%
Net revenues	103,873	91,556	13%	307,301	258,702	19%
Pre-tax income	78,008	64,921	20%	213,628	178,777	19%

Other
Revenues	28,890	12,984	123%	56,462	37,055	52%
Net revenues	9,657	(6,541)	248%	(1,653)	(21,347)	92%
Pre-tax loss	(6,082)	(14,466)	58%	(46,030)	(57,275)	20%

Intersegment eliminations
Revenues	(18,727)	(17,112)	(9)%	(52,801)	(49,360)	(7)%
Net revenues	(16,684)	(15,427)	(8)%	(47,018)	(44,250)	(6)%

Index

Net interest analysis

We have certain assets and liabilities, primarily held in our PCG and RJ Bank segments, which are subject to changes in interest rates, and would have a meaningful impact on our overall financial performance in the event of a change in short-term rates. Given the relationship of our interest sensitive assets to liabilities held in each of these segments, an increase in short-term interest rates would result in an overall increase in our net earnings (we currently have more assets than liabilities with a yield that would be affected by a change in short-term interest rates).  A gradual increase in short-term interest rates would have the most significant favorable impact on our PCG and RJ Bank segments (refer to the table in Item 3 - Interest Rate Risk in this Form 10-Q, which presents an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates using the asset/liability model applied by RJ Bank).

Based upon our latest analysis performed as of June 30, 2015, we estimate that a 100 basis point instantaneous rise in short-term interest rates would result in an increase in our pre-tax income of approximately $135 million over a twelve month period. Approximately 55% of such an increase would be reflected in account and service fee revenues (resulting from an increase in the fees generated in lieu of interest income from our multi-bank sweep program with unaffiliated banks and the discontinuance of money market fund fee waivers) which are reported in the PCG segment, and the remaining portion of the increase would be reflected in net interest income reported primarily in our PCG and RJ Bank segments. This estimate is based on static balances as of June 30, 2015 and a conservative assumption that 60 basis points of the increase would be credited to our clients on their cash balances in such an interest rate environment. The actual amount of any increase we would realize in the future will ultimately be based on a number of factors including, but not limited to, the actual change in balances, the rapidity and magnitude of the increase in interest rates, the competitive landscape at such time, and the returns on comparable investments which will factor into the interest rates we pay on client cash balances. The great majority of the benefit to pre-tax income from a rise in short-term interest rates would be expected to arise from the first 100 basis point increase, as we presume that any further incremental increase in short-term interest rates would be passed along to clients through our client interest program, and thus most additional interest revenues and interest sensitive fees would be offset by increases of similar amounts in our interest expense.

Index

Quarter ended June 30, 2015 compared with the quarter ended June 30, 2014 – Net interest

The following table presents our consolidated average interest-earning asset and liability balances, interest income and expense balances, and the average yield/cost, for the periods indicated:

	Three months ended June 30,
	2015			2014
	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,777,330	$16,755	3.77%	$1,760,373	$16,894	3.84%
Assets segregated pursuant to regulations and other segregated assets	2,470,545	3,350	0.54%	2,392,151	3,666	0.61%
Bank loans, net of unearned income(2)	12,155,952	103,017	3.40%	10,419,768	86,231	3.29%
Available for sale securities	462,993	1,234	1.07%	643,797	1,598	0.99%
Trading instruments(3)	733,372	4,636	2.53%	668,527	4,750	2.84%
Stock loan	410,867	2,910	2.83%	557,243	2,200	1.58%
Loans to financial advisors(3)	468,123	1,774	1.52%	420,113	1,528	1.45%
Corporate cash and all other(3)	2,925,738	3,471	0.47%	3,666,514	2,524	0.28%
Total	$21,404,920	$137,147	2.56%	$20,528,486	$119,391	2.33%

Interest-bearing liabilities:
Brokerage client liabilities	$3,623,228	$213	0.02%	$3,473,301	$273	0.03%
Bank deposits(2)	11,294,478	2,077	0.07%	10,400,037	1,980	0.08%
Trading instruments sold but not yet purchased(3)	309,722	1,158	1.50%	266,655	1,075	1.61%
Stock borrow	126,090	1,082	3.43%	143,869	900	2.50%
Borrowed funds	714,705	1,983	1.11%	743,286	1,128	0.61%
Senior notes	1,149,159	19,010	6.62%	1,148,971	19,010	6.62%
Loans payable of consolidated variable interest entities(3)	31,834	404	5.08%	50,085	653	5.22%
Other(3)	234,417	1,797	3.07%	365,718	2,033	2.22%
Total	$17,483,633	$27,724	0.63%	$16,591,922	$27,052	0.65%
Net interest income		$109,423			$92,339

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

Net interest income increased $17 million, or 19%, compared to the prior year quarter. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

The RJ Bank segment’s net interest income increased $15 million, or 17%, resulting from an increase in average loans outstanding as well as an increase in net interest margin.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Net interest income in the PCG segment approximated the prior year quarter level. An increase in average client margin balances outstanding was offset by a decrease in the average interest rate associated with such balances.

Interest income earned on the available for sale securities portfolio decreased from the prior year quarter due to lower average investment balances. We have had sales and redemption activities within the available for sale portfolio during the quarter (see Note 7 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our available for sale securities).

Index

Interest income earned on our trading instruments decreased marginally compared to the amount earned in the prior year quarter. This decrease resulted from lower yields partially offset by higher average inventory levels during the quarter (see Note 6 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our trading instruments).

Nine months ended June 30, 2015 compared with the nine months ended June 30, 2014 – Net interest

The following table presents our consolidated average interest-earning asset and liability balances, interest income and expense balances, and the average yield/cost, for the periods indicated:

	Nine months ended June 30,
	2015			2014
	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,785,980	$50,268	3.75%	$1,751,536	$51,309	3.91%
Assets segregated pursuant to regulations and other segregated assets	2,423,417	10,139	0.56%	2,911,378	11,854	0.54%
Bank loans, net of unearned income(2)	11,908,477	299,829	3.36%	9,775,215	251,079	3.40%
Available for sale securities	521,419	3,830	0.98%	667,048	5,176	1.03%
Trading instruments(3)	717,471	14,061	2.61%	622,435	13,893	2.98%
Stock loan	417,232	10,120	3.23%	410,456	6,882	2.24%
Loans to financial advisors(3)	450,705	5,211	1.54%	411,661	4,831	1.56%
Corporate cash and all other(3)	2,884,663	10,211	0.47%	3,542,383	9,853	0.37%
Total	$21,109,364	$403,669	2.55%	$20,092,112	$354,877	2.36%

Interest-bearing liabilities:
Brokerage client liabilities	$3,615,490	737	0.03%	$4,116,394	$990	0.03%
Bank deposits(2)	11,030,150	6,304	0.08%	10,048,773	5,864	0.08%
Trading instruments sold but not yet purchased(3)	294,872	3,376	1.53%	244,809	3,198	1.74%
Stock borrow	144,215	4,495	4.16%	112,104	2,206	2.62%
Borrowed funds	729,605	4,171	0.76%	433,543	2,976	0.92%
Senior notes	1,149,112	57,029	6.62%	1,148,924	57,030	6.62%
Loans payable of consolidated variable interest entities(3)	35,738	1,470	5.48%	54,206	2,237	5.50%
Other(3)	261,036	4,372	2.23%	346,985	3,903	1.50%
Total	$17,260,218	$81,954	0.63%	$16,505,738	$78,404	0.63%
Net interest income		$321,715			$276,473

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

Net interest income increased $45 million, or 16%, compared to the prior year.

The RJ Bank segment’s net interest income increased $45 million, or 18%, primarily as a result of an increase in average loans outstanding as well as an increase in net interest margin. Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Net interest income in the PCG segment decreased $1 million, or 1%, compared to the prior year level. An increase in net interest revenue arising from our stock loan/borrow activities offset a decrease in net interest income arising from our broker-dealer margin lending activities, where a slight decline in margin interest rates more than offset the impact of slightly higher average margin loan balances outstanding.

Index

Interest income earned on the available for sale securities portfolio decreased from the prior year period due to lower average investment balances and a slight decrease in yields on the portfolio as compared to the prior year. We have had sales and redemption activities within the available for sale portfolio during the current period (see Note 7 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our available for sale securities).

Interest income earned on our trading instruments is slightly higher than the amount earned in the prior year. This increase resulted from higher average inventory levels during the year which was partially offset by lower yields (see Note 6 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our trading instruments).

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2015	% change	2014	2015	% change	2014
	($ in thousands)
Revenues:
Securities commissions and fees:
Equities	$61,390	(13)%	$70,894	$204,958	(9)%	$225,334
Fixed income products	20,342	4%	19,619	54,068	(10)%	59,862
Mutual funds	176,911	3%	172,055	516,204	2%	507,857
Fee-based accounts	377,808	17%	321,732	1,083,742	19%	914,464
Insurance and annuity products	91,821	4%	88,099	267,378	2%	262,440
New issue sales credits	22,158	15%	19,201	61,700	(2)%	62,683
Sub-total securities commissions and fees	750,430	9%	691,600	2,188,050	8%	2,032,640
Interest	25,229	4%	24,287	76,098	2%	74,829
Account and service fees:
Client account and service fees	44,019	7%	41,065	130,845	9%	120,082
Mutual fund and annuity service fees	62,984	17%	53,722	181,785	20%	152,035
Client transaction fees	4,023	6%	3,799	13,856	5%	13,191
Correspondent clearing fees	650	(20)%	809	1,852	(23)%	2,392
Account and service fees – all other	70	(11)%	79	216	(3)%	222
Sub-total account and service fees	111,746	12%	99,474	328,554	14%	287,922
Other	7,322	(1)%	7,380	24,902	(10)%	27,680
Total revenues	894,727	9%	822,741	2,617,604	8%	2,423,071

Interest expense	(2,565)	2%	(2,518)	(9,675)	29%	(7,474)
Net revenues	892,162	9%	820,223	2,607,929	8%	2,415,597

Non-interest expenses:
Sales commissions	554,692	10%	502,853	1,619,711	10%	1,477,765
Admin & incentive compensation and benefit costs	140,105	8%	129,217	407,663	6%	385,461
Communications and information processing	41,831	13%	37,012	114,963	(3)%	119,092
Occupancy and equipment	29,793	(1)%	30,158	89,800	2%	88,214
Business development	23,854	18%	20,231	70,296	17%	59,931
Clearance and other	15,524	(19)%	19,279	50,969	(7)%	55,036
Total non-interest expenses	805,799	9%	738,750	2,353,402	8%	2,185,499
Pre-tax income	$86,363	6%	$81,473	$254,527	11%	$230,098

Margin on net revenues	9.7%		9.9%	9.8%		9.5%

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

Index

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

Revenues of the PCG segment are correlated with total PCG client assets under administration, which include assets in fee-based accounts, and the overall U.S. equities markets. PCG client asset balances are as follows as of the dates indicated:

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(in billions)
Total PCG assets under administration	$475.4	$471.1	$459.1	$450.6	$454.1	$434.0
PCG assets in fee-based accounts	$186.2	$182.1	$173.9	$167.7	$168.0	$158.2

Total PCG assets under administration increased 5% over June 30, 2014, and 1% compared to the preceding quarter ended March 31, 2015. Total PCG assets in fee-based accounts increased 11% compared to June 30, 2014 and 2% compared to the preceding quarter ended March 31, 2015. Increased client assets under administration typically result in higher fee-based account revenues and mutual fund and annuity service fees. Improved equity markets not only result in increased assets under administration, but also generally lead to more client activity and therefore improved financial advisor productivity. Higher client cash balances generally lead to increased interest income and account fee revenues, depending upon spreads realized in our client interest program and RJBDP.

Index

The following table presents a summary of PCG financial advisors as of the dates indicated:

	Employees	Independent contractors	June 30, 2015 total	September 30, 2014 total	June 30, 2014 total
RJ&A	2,541	—	2,541	2,462	2,455
Raymond James Financial Services, Inc.	—	3,487	3,487	3,329	3,320
Raymond James Ltd.	171	214	385	391	397
Raymond James Investment Services Limited (“RJIS”)	—	94	94	83	79
Total financial advisors	2,712	3,795	6,507	6,265	6,251

The number of financial advisors as of June 30, 2015 reflects a net increase of 123 individuals, or a 2% net increase, over the number of financial advisors as of the end of the preceding quarter. Similar comparisons to the prior year June 30, 2014 reflect a net increase of 256 individuals, or an increase of 4%. Importantly, the client asset levels and productivity measures associated with these recently recruited financial advisors exceed our historical benchmark averages. Nothwithstanding the future impact of changes in the overall economy and more specifically their impact on future equity markets and fixed income markets, factors which we have no control, we believe that this increase in productive financial advisors are positive indications of potential future revenue growth in this segment.

Quarter ended June 30, 2015 compared with the quarter ended June 30, 2014 – Private Client Group

Net revenues increased $72 million, or 9%, to $892 million. Pre-tax income increased $5 million, or 6%, to $86 million. PCG’s pre-tax margin on net revenues decreased to 9.7% as compared to the prior year quarter’s 9.9%.

Securities commissions and fees increased $59 million, or 9%.  Client assets under administration increased to a quarter-end record $475.4 billion, an increase of $21.3 billion, or 5%, compared to June 30, 2014. The year over year increase in client assets was driven by positive net inflows generated by financial advisor retention, recruiting, and the equity market conditions in the U.S., which were generally improved as compared to the prior year. The most significant increases in these revenues arose from revenues earned on fee-based accounts, which increased $56 million, or 17%, and commission revenues on mutual fund products which increased $5 million, or 3%, and partially offset by a $10 million, or 13%, decrease in commissions on equity products. The increase in commission revenues on mutual fund products is primarily due to increases in trailing commissions on mutual fund products, offset by a decrease in the volume of shares traded. Commission earnings on equity products decreased due to reduced volumes of trades processed through our domestic broker-dealers. The increase in revenues on fee-based accounts is due to increased client asset balances.

Total account and service fees increased $12 million, or 12%, over the prior year period. Mutual fund and annuity service fees increased $9 million, or 17%, primarily as a result of an increase in education and marketing support (“EMS”) fees and mutual fund omnibus fees, both of which are paid to us by the mutual fund companies whose products we distribute.  Beginning with the quarter ended March 31, 2014, we implemented technology changes in our EMS program and standardized tiered service levels provided to many mutual fund companies, resulting in increased fees earned from EMS arrangements. Omnibus fees are generally based on the number of positions held in our client portfolios. Increases in such revenues are a result of increases in position counts for existing fund families on the omnibus platform as well as new fund families joining the omnibus program.

Total segment revenues increased 9%. The portion of total segment revenues that we consider to be recurring is approximately 75% at June 30, 2015, an increase from 73% at June 30, 2014.  Recurring commission and fee revenues include asset-based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund and annuity service fees, fees earned on funds in our multi-bank sweep program, and interest. Assets in fee-based accounts as of June 30, 2015 were $186.2 billion, an increase of 11% as compared to the $168 billion as of June 30, 2014.

PCG net interest was nearly unchanged from the prior year quarter level.

Non-interest expenses increased $67 million, or 9%, over the prior year quarter.  Sales commission expense increased $52 million, or 10%, resulting from the 9% increase in commission and fee revenues.  Administrative and incentive compensation and benefits expense increased $11 million, or 8%, resulting in part from annual increases in salary expenses, increases in employee benefit plan costs, and additional staffing levels, primarily in information technology functions, to support our continuing growth.

Index

Nine months ended June 30, 2015 compared with the nine months ended June 30, 2014 – Private Client Group

Net revenues increased $192 million, or 8%, to $2.61 billion. Pre-tax income increased $24 million, or 11%, to $255 million. PCG’s pre-tax margin on net revenues increased to 9.8% as compared to 9.5% in the prior year period.

Securities commissions and fees increased $155 million, or 8%.  The increase results in large part from the increase in client assets under administration which is described in the discussion of the quarterly results above. The most significant increases in these revenues arose from revenues earned on fee-based accounts, which increased $169 million, or 19%, partially offset by a $20 million, or 9%, decrease in commission revenues on equity products and a $6 million, or 10%, decrease in commissions on fixed income products. The current year includes a $7 million decrease in mutual fund commission revenues due to the resolution of a mutual fund share classification issue that resulted in refunds of commissions being paid during the year to certain of our clients. Despite this unusual item, mutual fund commission revenues in the current year have increased $8 million, or 2%, due to an increase in trailing commissions on mutual fund products. Commission earnings on equities have decreased in part due to declines in the equity business volumes in our Canadian broker-dealer, resulting from the weaker Canadian currency compared to the U.S. dollar, as well as a reduction in the volume of domestically traded equities. Commission earnings on fixed income products decreased primarily due to the continuation of historically low interest rates which result in challenging fixed income market conditions.

Total account and service fees increased $41 million, or 14%. Mutual fund and annuity service fees increased $30 million, or 20%, primarily as a result of an increase in EMS fees (which include no-transaction-fee program revenues) and mutual fund omnibus fees, all of which are paid to us by the mutual fund companies whose products we distribute (refer to the discussion of these fees and programs in the discussion of the quarter results above).  Client account and service fees increased $11 million, or 9%, as a result of the changes made in many of our fee schedules implemented since December 2013. In addition, account maintenance fees increased due to a higher account fee implemented during the current year, transaction handling fees increased due to the increased number of transactions, and SBL affiliate servicing fees increased.

PCG net interest is nearly unchanged compared to the prior year period. An increase in net interest revenue arising from our stock loan/borrow activities offset a decrease in net interest income arising from our broker-dealer margin lending activities, where a slight decline in margin interest rates more than offset the impact of slightly higher average margin loan balances outstanding.

Non-interest expenses increased $168 million, or 8%, over the prior year period.  Sales commission expense increased $142 million, or 10%, largely consistent with the 8% increase in commission and fee revenues.  Administrative and incentive compensation and benefits expense increased $22 million, or 6%, resulting from the factors described in the discussion of the quarterly results above. Business development expenses increased $10 million, or 17%, due to increases in recruiting, conference related expenses, incoming account transfer fees, and travel related expenses.

Index

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2015	% change	2014	2015	% change	2014
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$54,575	(16)%	$65,089	$184,702	(6)%	$197,128
Fixed income	75,557	23%	61,652	214,567	14%	188,885
Sub-total institutional sales commissions	130,132	3%	126,741	399,269	3%	386,013
Equity underwriting fees	22,466	(14)%	26,171	56,282	(17)%	68,072
Mergers & acquisitions and advisory fees	31,136	25%	24,894	119,633	28%	93,647
Fixed income investment banking	10,897	(21)%	13,795	28,407	(27)%	38,868
Tax credit funds syndication fees	12,345	(8)%	13,460	24,195	(4)%	25,229
Investment advisory fees	6,204	21%	5,113	18,587	14%	16,235
Net trading profit	15,640	(3)%	16,043	39,293	(16)%	46,705
Interest	5,594	7%	5,242	16,769	8%	15,551
Other	3,266	(48)%	6,249	9,340	(34)%	14,054
Total revenues	237,680	—	237,708	711,775	1%	704,374
Interest expense	(4,547)	1%	(4,504)	(11,595)	—	(11,551)
Net revenues	233,133	—	233,204	700,180	1%	692,823

Non-interest expenses:
Sales commissions	47,299	2%	46,474	151,255	3%	147,435
Admin & incentive compensation and benefit costs	111,253	6%	104,541	314,055	3%	304,280
Communications and information processing	17,815	1%	17,567	53,291	4%	51,107
Occupancy and equipment	8,466	(1)%	8,515	25,273	(3)%	25,961
Business development	10,991	10%	9,985	32,977	12%	29,475
Losses and non-interest expenses of real estate partnerships held by consolidated VIEs	10,655	(17)%	12,828	29,761	(11)%	33,393
Clearance and all other	18,774	9%	17,277	57,357	22%	46,861
Total non-interest expenses	225,253	4%	217,187	663,969	4%	638,512
Income before taxes and including noncontrolling interests	7,880	(51)%	16,017	36,211	(33)%	54,311
Noncontrolling interests	(10,407)		(11,992)	(30,577)		(36,714)
Pre-tax income excluding noncontrolling interests	$18,287	(35)%	$28,009	$66,788	(27)%	$91,025

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

Index

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

During the June 2015 quarter, we made investments in our domestic equity capital markets business through successful recruiting of experienced professionals to build out our life sciences investment banking sector and to increase coverage in the financial services, energy and government services sectors. While the immediate impact of these hires results in an increase in compensation expense, we believe the long-term result of these efforts will have a favorable impact on both revenues and net profits of the segment.

Quarter ended June 30, 2015 compared with the quarter ended June 30, 2014 – Capital Markets

Net revenues approximate the prior year period level. Pre-tax income decreased $10 million, or 35%.

Institutional fixed income commissions increased $14 million, or 23%, benefiting from increased interest rate volatility and public finance activities during the current period. Offsetting this increase, institutional equity sales commissions decreased $11 million, or 16%, resulting primarily from decreased equity underwriting activities during the current period.

Merger and acquisitions and advisory fees increased $6 million, or 25%, reflecting the benefit of prior years’ investments in expanded business sectors.

Our net trading profit approximates the prior year period level. Trading profits generated on GNMA and FNMA MBS increased $5 million. These MBS are sourced through our public finance services provided to various state and local housing finance agencies (see further discussion of these activities in Part I, Item 1, “Business”, “Trading”, on page 6 of our 2014 Form 10-K, and in Note 16 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q). Results from fixed income trading activities associated with other products decreased in the current year as the historically low interest rate environment continues.

The number of both lead-managed and co-managed underwritings in our domestic operations decreased during the current period compared to the prior year quarter. Related underwriting revenues decreased by $4 million, or 14%. Underwriting revenues arising from our Canadian operations remained subdued, although slightly improved compared to the prior year, during the continuation of difficult market conditions in Canada.

We continued to experience growth in our public finance underwritings in the current period, which favorably impacted both our securities commissions and fees revenues and our investment banking revenues. These combined revenues resulting from our public finance business activities increased $5 million, or 35%, compared to the prior period.

Non-interest expenses increased $8 million, or 4%, compared to the prior year quarter.  Administrative and incentive compensation and benefit expense increased $7 million, or 6%, as compared to the prior period primarily resulting from annual salary increases, and increases in levels of personnel including the incremental costs associated with the successful recruiting activities discussed above. Commission expenses increased $1 million, or 2%, which largely correlates with the 3% increase in total institutional commission revenues.

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

Nine months ended June 30, 2015 compared with the nine months ended June 30, 2014 – Capital Markets

Net revenues increased $7 million, or 1%. Pre-tax income decreased $24 million, or 27%.

Merger and acquisitions and advisory fees increased $26 million, or 28%. Institutional fixed income commissions increased $26 million, or 14%, benefiting from increased interest rate volatility and public finance activities. Offsetting these increases, institutional equity sales commissions decreased $12 million, or 6%, resulting primarily from decreased equity underwriting activities, especially in our Canadian investment banking operations.

Index

Our net trading profit decreased $7 million, or 16%. The majority of the decrease, or $5 million, resulted from realized losses related to two equity underwriting positions held in our Canadian subsidiary which were sold in the prior quarters of the current year, and to a lesser extent, the impact of the continuation of the challenging fixed income market conditions. Offsetting the decreases, trading profits generated on GNMA and FNMA MBS increased $10 million (refer to the description of these activities in the quarter discussion above).

The number of lead managed and co-managed underwritings arising from both our domestic and Canadian operations decreased during the current year. The related underwriting fee revenues decreased by $12 million, or 17%.

Lead managed public finance underwritings have increased significantly in the current year, which favorably impact both our securities commissions and fees revenues and our investment banking revenues. These combined revenues resulting from our public finance business activities increased $13 million, or 35%.

Non-interest expenses increased $25 million, or 4%.  Administrative and incentive compensation and benefit expense increased $10 million, or 3%, primarily resulting from the same factors described in the discussion of the quarter above. Clearance and other expense increased $10 million, or 22%, primarily due to a higher volume of trades, as reflected by the increase in institutional sales commission revenues, and a $3 million adjustment recorded in a prior quarter related to historical European trading activities. Business development expenses increased $4 million, or 12%, predominately in our equity capital markets operations as they pursue opportunities for future growth and revenues.

Noncontrolling interests include the impact of consolidating certain low-income housing tax credit funds, which impacts other revenue, interest expense, and the losses of real estate partnerships held by consolidated VIEs, reflecting the portion of these consolidated entities which we do not own.  Total segment expenses attributable to others decreased by $6 million as compared to the prior year period as a result of a decrease in the pre-tax losses of consolidated low-income housing tax credit funds.

Index

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2015	% change	2014	2015	% change	2014
	($ in thousands)
Revenues:
Investment advisory fees	$85,266	9%	$77,977	$252,577	7%	$236,391
Other	13,633	3%	13,245	39,974	4%	38,381
Total revenues	98,899	8%	91,222	292,551	6%	274,772

Expenses:
Admin & incentive compensation and benefit costs	27,236	7%	25,378	75,199	(4)%	78,401
Communications and information processing	6,248	4%	6,025	18,821	14%	16,482
Occupancy and equipment	1,139	(1)%	1,146	3,395	—	3,388
Business development	2,636	16%	2,269	7,324	8%	6,813
Investment sub-advisory fees	14,093	17%	12,070	40,794	21%	33,691
Other	15,081	22%	12,382	40,857	11%	36,901
Total expenses	66,433	12%	59,270	186,390	6%	175,676
Income before taxes and including noncontrolling interests	32,466	2%	31,952	106,161	7%	99,096
Noncontrolling interests	912		646	3,716		6,090
Pre-tax income excluding noncontrolling interests	$31,554	1%	$31,306	$102,445	10%	$93,006

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

Managed Programs

As of June 30, 2015, approximately 80% of investment advisory fees recorded in this segment are earned from assets held in managed programs.  Of these revenues, approximately 60% of our investment advisory fees recorded in each quarter are determined based on balances at the beginning of a quarter, approximately 25% are based on balances at the end of the quarter and the remaining 15% are computed based on average assets throughout the quarter.

Index

The following table reflects fee-billable financial assets under management in managed programs at the dates indicated:

	June 30, 2015	March 31, 2015	September 30, 2014	June 30, 2014	March 31, 2014	September 30, 2013
	(in millions)
Financial assets under management:
Eagle Asset Management, Inc.	$29,075	$29,010	$28,752	$29,837	$29,542	$27,886
Raymond James Consulting Services	13,861	13,957	13,085	13,139	12,566	11,385
Unified Managed Accounts (“UMA”)	9,044	8,861	7,587	7,237	6,405	4,962
Cougar Global Investments Limited	146	—	—	—	—	—
Freedom Accounts & other managed programs	21,991	21,669	19,944	19,810	18,755	16,555
Sub-total financial assets under management	74,117	73,497	69,368	70,023	67,268	60,788
Less: Assets managed for affiliated entities	(3,936)	(4,127)	(4,811)	(4,761)	(4,935)	(4,799)
Total financial assets under management	$70,181	$69,370	$64,557	$65,262	$62,333	$55,989

The following table summarizes the activity impacting the fee-billable financial assets under management in managed programs for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015		2014
	(in millions)
Financial assets under management at beginning of period	$73,497	$67,268	$69,368		$60,788
Net inflows of client assets	1,246	906	3,603		3,559
Net market (depreciation) appreciation in asset values	(776)	1,849	2,048		5,676
Inflow resulting from Cougar acquisition(1)	150	—	150		—
Other	—	—	(1,052)	(2)	—
Financial assets under management at end of period	$74,117	$70,023	$74,117		$70,023

(1)	See Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information on this acquisition.

(2)
During the quarter ended December 31, 2014, certain assets that were previously included in Eagle Asset Management, Inc programs were transferred into non-discretionary asset-based programs. The inflow of assets into the non-discretionary asset-based programs is reflected in the following table.

On April 30, 2015, RJF acquired Cougar. Eagle now offers Cougar’s global asset allocation strategies to its clients worldwide. See Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding the Cougar acquisition. As reflected in the table above, the financial assets under management by Cougar are fairly nominal. However as reflected in the non-discretionary asset-based program tables below, Cougar has a substantial amount of assets under advisement, which are non-discretionary advised assets.

Non-discretionary asset-based programs

As of June 30, 2015, approximately 20% of investment advisory fees revenue recorded in this segment are earned for administrative services on assets held in certain non-discretionary asset-based programs. These assets totaled $95.2 billion, $90.8 billion, and $80.3 billion as of June 30, 2015, March 31, 2015, and June 30, 2014, respectively. All investment advisory fees associated with these programs are determined based on balances at the beginning of the quarter.

Index

The following table summarizes the activity impacting the fee-billable financial assets in non-discretionary asset-based programs for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015		2014
	(in millions)
Assets in non-discretionary asset-based programs at beginning of period	$90,803	$74,830	$81,301		$64,681
Net inflows of client assets	4,186	2,723	10,845		8,159
Net market (depreciation) appreciation in asset values	(1,144)	2,780	647		7,493
Inflow resulting from Cougar acquisition(1)	1,335	—	1,335		—
Other	—	—	1,052	(2)	—
Assets in non-discretionary asset-based programs at end of period	$95,180	$80,333	$95,180		$80,333

(1)	See Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information on this acquisition.

(2)
As noted in the table of activity in the financial assets under management in managed programs above, certain assets previously included in Eagle Asset Management, Inc. managed programs were transferred into non-discretionary asset-based programs during the quarter ended December 31, 2014.

Quarter ended June 30, 2015 compared with the quarter ended June 30, 2014 – Asset Management

Pre-tax income in the Asset Management segment increased $200 thousand, or 1%, over the prior year quarter.

Investment advisory fee revenue increased by $7 million, or 9%, over the prior year quarter generated by an increase in assets under management resulting primarily from net inflows. Financial assets under management in managed programs have increased $4.92 billion, or 7.5%, since the prior year primarily resulting from net inflows of client assets including those arising from the recent Cougar acquisition. Other income increased nearly $400 thousand, or 3%, primarily resulting from RJ Trust’s increase in trust fee income arising from their 6% increase in trust assets from the prior year level to $3.60 billion as of June 30, 2015.

Expenses increased by approximately $7 million, or 12%, primarily resulting from a $3 million, or 22% increase in other expense, a $2 million, or 17%, increase in investment sub-advisory fees, and a $2 million, or 7%, increase in administrative and incentive compensation expenses. As we invest in business units across all segments, the increase in other expense is primarily due to Eagle’s share of certain costs incurred in the organization and start-up of a new fund in which Eagle serves as the sub-advisor. The increase in investment sub-advisory fee expenses are primarily attributable to increased fees paid to external managers for Raymond James Consulting Services and UMA programs, which have both experienced increases in asset levels compared to the prior year period. The increase in administrative and incentive compensation expenses results primarily from annual salary increases as well as other increases in employee benefit plan costs.

Nine months ended June 30, 2015 compared with the nine months ended June 30, 2014 – Asset Management

Pre-tax income in the Asset Management segment increased $9 million, or 10%.

Investment advisory fee revenue increased $16 million, or 7%, generated by an increase in assets under management primarily from net inflows. Performance fees, which are earned by managed funds for exceeding certain performance targets, amounted to $5 million in the current year, a decrease of $5 million from the amount earned in the prior year. Refer to the tables above for information regarding the increases in the balances of assets under management as well as asset balances in non-discretionary asset-based programs.

Expenses increased by approximately $11 million, or 6%, primarily resulting from a $7 million, or 21%, increase in investment sub-advisory fees, a $4 million, or 11%, increase in other expense, and a $2 million, or 14%, increase in communications and information processing expense.  The increase in investment sub-advisory fee expenses and other expense result from the same factors described in the discussion of the quarter above. The increase in communications and information processing expense result from additional costs associated with supporting the steadily increasing levels of assets under management as well as the growth in asset levels in our non-discretionary asset-based programs.

Index

Noncontrolling interests includes the impact of the consolidation of certain subsidiary investment advisors and other subsidiaries. The portion of net income attributable to noncontrolling interests decreased $2 million compared to the prior year primarily as a result of a reduction in the amount of performance fee revenues earned in the current period that were attributable to others.

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2015	% change	2014	2015	% change	2014
	($ in thousands)
Revenues:
Interest income	$105,425	18%	$89,273	$306,922	18%	$259,798
Interest expense	(3,371)	54%	(2,184)	(8,289)	37%	(6,068)
Net interest income	102,054	17%	87,089	298,633	18%	253,730
Other income	1,819	(59)%	4,467	8,668	74%	4,972
Net revenues	103,873	13%	91,556	307,301	19%	258,702

Non-interest expenses:
Compensation and benefits	6,884	2%	6,743	20,191	6%	19,016
Communications and information processing	1,662	35%	1,230	4,135	30%	3,173
Occupancy and equipment	325	6%	308	948	—	950
Loan loss (benefit) provision	(3,009)	NM	4,467	10,293	27%	8,082
FDIC insurance premiums	2,992	86%	1,609	8,715	24%	7,024
Affiliate deposit account servicing fees	9,593	5%	9,125	26,190	(2)%	26,796
Other	7,418	135%	3,153	23,201	56%	14,884
Total non-interest expenses	25,865	(3)%	26,635	93,673	17%	79,925
Pre-tax income	$78,008	20%	$64,921	$213,628	19%	$178,777
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

Index

The tables below present certain credit quality trends for corporate loans, residential loans, tax-exempt loans, and SBL and other consumer loans:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net loan (charge-offs)/recoveries:
C&I loans	$—	$—	$298	$(1,829)
CRE loans	3,773	—	3,773	80
Residential mortgage loans	(278)	(404)	(339)	(214)
SBL	6	9	20	27
Total	$3,501	$(395)	$3,752	$(1,936)

	June 30, 2015	September 30, 2014
	(in thousands)
Allowance for loan losses:
Loans held for investment:
C&I loans	$109,843	$103,179
CRE construction loans	1,981	1,594
CRE loans	27,621	25,022
Tax-exempt loans	4,148	1,380
Residential mortgage loans	14,253	14,350
SBL	2,785	2,049
Total	$160,631	$147,574

Nonperforming assets:
Nonperforming loans:
CRE loans	$11,108	$18,876
Residential mortgage loans:
Residential mortgage loans	47,826	61,391
Home equity loans/lines	284	398
Total nonperforming loans	59,218	80,665
Other real estate owned:
Residential first mortgage	4,892	5,380
Total other real estate owned	4,892	5,380
Total nonperforming assets	$64,110	$86,045
Total nonperforming assets, net as a % of RJ Bank total assets	0.46%	0.69%

Total loans:
Loans held for sale, net(1)	$92,227	$45,988
Loans held for investment:
C&I loans	6,539,642	6,422,347
CRE construction loans	120,267	94,195
CRE loans	1,768,780	1,689,163
Tax-exempt loans	385,234	122,218
Residential mortgage loans	1,950,561	1,751,747
SBL	1,391,128	1,023,748
Net unearned income and deferred expenses	(33,530)	(37,533)
Total loans held for investment(1)	12,122,082	11,065,885
Total loans(1)	$12,214,309	$11,111,873

(1)	Net of unearned income and deferred expenses.

Index

The following table presents RJ Bank’s allowance for loan losses by loan category:

	June 30, 2015		September 30, 2014
	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable
	($ in thousands)
Loans held for sale	$—	1%	$—	—
C&I loans	92,155	46%	87,551	49%
CRE construction loans	1,492	1%	1,307	1%
CRE loans	22,766	12%	21,061	13%
Tax-exempt loans	4,148	3%	1,380	1%
Residential mortgage loans	14,239	16%	14,340	16%
SBL	2,781	11%	2,044	9%
Foreign loans	23,050	10%	19,891	11%
Total	$160,631	100%	$147,574	100%

Information on foreign assets held by RJ Bank:

Changes in the allowance for loan losses with respect to loans RJ Bank has made to borrowers who are not domiciled in the U.S. are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Allowance for loan losses attributable to foreign loans, beginning of period:	$21,244	$18,453	$19,891	$17,299
Provision for loan losses - foreign loans	1,675	460	4,147	2,249
Foreign exchange translation adjustment	131	297	(988)	(338)
Allowance for loan losses attributable to foreign loans, end of period	$23,050	$19,210	$23,050	$19,210

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

	Deposits with other banks	C&I loans	CRE loans	Residential mortgage loans	SBL	Total cross-border outstandings (1)
	(in thousands)
June 30, 2015:

Canada	$63,686	$393,828	$150,616	$561	$331	$609,022

September 30, 2014:

Canada	$64,363	$397,743	$112,325	$586	$37	$575,054

(1)	Excludes any hedged, non-U.S. currency amounts.

Quarter ended June 30, 2015 compared with the quarter ended June 30, 2014 – RJ Bank

Pre-tax income generated by the RJ Bank segment increased $13 million, or 20%.  The increase in pre-tax income was primarily attributable to a $12 million, or 13%, increase in net revenues and a decrease of $7 million, or 167%, in the provision for loan losses, offset by a $7 million, or 30%, increase in non-interest expenses. The increase in net revenues was attributable to a $15 million increase in net interest income partially offset by a $3 million decrease in other income.

Index

The $15 million increase in net interest income was the result of a $1.2 billion increase in average interest-earning banking assets and an increase in the net interest margin. The increase in average interest-earning banking assets was driven by a $1.7 billion increase in average loans offset by a $389 million decline in average cash and a $109 million decline in average investments. Average corporate loans increased $1.0 billion, or 14%, average SBL balances increased $485 million, or 57%, and average residential mortgage loans increased $212 million, or 12%. The yield on interest-earning banking assets increased to 3.19% from 2.95% due to an improvement in the earning-asset composition to a larger percentage of higher yielding loans. The loan portfolio yield increased to 3.40% from 3.29% due to a higher corporate loan yield resulting from the recent widening of spreads. Primarily as a result of the increase in the yield of the average interest-earning banking assets, the net interest margin increased to 3.09% from 2.88%.

Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $1 billion to $11.9 billion.

The decline in other income as compared to the prior year was primarily due to a decrease of $2 million in foreign currency gains and a decrease of $1 million in bank-owned life insurance income.

The decrease in provision for loan losses as compared to the prior year resulted from the resolution of certain criticized loans resulting in net loan recoveries, net corporate loan payoffs, a decrease in nonperforming loans, and fewer delinquent residential mortgage loans. These credit characteristics reflect the positive impact from improved economic conditions.
The $7 million increase in non-interest expenses (excluding provision for loan losses) as compared to the prior year quarter was primarily attributable to a $3 million, or 128%, increase in expense related to the reserve for unfunded lending commitments, a $2 million, or 86%, increase in FDIC insurance premiums and a $1 million, or 64%, increase in SBL affiliate fees.

Index

The following table presents average balance, interest income and expense, the related interest yields and rates, and interest spreads for RJ Bank for the periods indicated:

	Three months ended June 30,
	2015			2014
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income (1)
Loans held for sale - all domestic	$87,549	$532	2.55%	$96,716	$618	2.56%
Loans held for investment:
Domestic:
C&I loans	5,660,534	51,683	3.61%	5,010,299	43,595	3.45%
CRE construction loans	93,515	881	3.73%	72,710	867	4.72%
CRE loans	1,403,313	11,907	3.36%	1,316,269	9,100	2.74%
Tax-exempt loans (2)	365,823	2,547	4.28%	67,122	577	5.30%
Residential mortgage loans	1,964,225	14,364	2.89%	1,753,050	12,726	2.87%
SBL	1,336,211	9,268	2.74%	851,363	5,908	2.75%
Foreign:
C&I loans	941,085	9,259	3.89%	972,952	9,432	3.83%
CRE construction loans	24,876	241	3.83%	45,220	845	7.39%
CRE loans	274,132	2,297	3.31%	230,463	2,534	4.35%
Residential mortgage loans	2,853	21	2.57%	2,254	17	2.96%
SBL	1,836	17	3.65%	1,350	12	3.50%
Total loans, net	12,155,952	103,017	3.40%	10,419,768	86,231	3.29%
Agency MBS	232,880	573	0.99%	291,021	639	0.88%
Non-agency CMOs	87,759	552	2.52%	130,129	807	2.48%
Cash	689,200	409	0.24%	1,077,867	695	0.28%
FHLB stock, Federal Reserve Bank of Atlanta (“FRB”) stock, and other	108,775	874	3.22%	117,497	901	3.07%
Total interest-earning banking assets	13,274,566	$105,425	3.19%	12,036,282	$89,273	2.95%
Non-interest-earning banking assets:
Allowance for loan losses	(162,610)			(140,500)
Unrealized loss on available for sale securities	(4,445)			(8,368)
Other assets	346,511			269,556
Total non-interest-earning banking assets	179,456			120,688
Total banking assets	$13,454,022			$12,156,970

(continued on next page)

Index

	Three months ended June 30,
	2015			2014
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	(continued from previous page)
	($ in thousands)
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$348,899	$1,438	1.65%	$332,306	$1,535	1.85%
Money market, savings, and NOW accounts	10,945,579	639	0.02%	10,067,731	445	0.02%
FHLB advances and other	628,671	1,294	0.81%	479,703	204	0.17%
Total interest-bearing banking liabilities	11,923,149	$3,371	0.11%	10,879,740	$2,184	0.08%
Non-interest-bearing banking liabilities	64,567			48,754
Total banking liabilities	11,987,716			10,928,494
Total banking shareholders’ equity	1,466,306			1,228,476
Total banking liabilities and shareholders’ equity	$13,454,022			$12,156,970
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,351,417	$102,054		$1,156,542	$87,089

Bank net interest:
Spread			3.08%			2.87%
Margin (net yield on interest-earning banking assets)			3.09%			2.88%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			111.33%			110.63%
Annualized return on average:
Total banking assets			1.52%			1.40%
Total banking shareholders’ equity			13.95%			13.81%
Average equity to average total banking assets			10.90%			10.11%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended June 30, 2015 and 2014 was $6 million and $7 million, respectively.

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
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale - all domestic	$(58)	$(28)	$(86)
Loans held for investment:
Domestic:
C&I loans	5,658	2,430	8,088
CRE construction loans	248	(234)	14
CRE loans	602	2,205	2,807
Tax-exempt loans	2,568	(598)	1,970
Residential mortgage loans	1,533	105	1,638
SBL	3,364	(4)	3,360
Foreign:
C&I loans	(309)	136	(173)
CRE construction loans	(380)	(224)	(604)
CRE loans	480	(717)	(237)
Residential mortgage loans	5	(1)	4
SBL	4	1	5
Agency MBS	(128)	62	(66)
Non-agency CMOs	(263)	8	(255)
Cash	(251)	(35)	(286)
FHLB stock, FRB stock, and other	(67)	40	(27)
Total interest-earning banking assets	13,006	3,146	16,152

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	77	(174)	(97)
Money market, savings and NOW accounts	39	155	194
FHLB advances and other	63	1,027	1,090
Total interest-bearing banking liabilities	179	1,008	1,187
Change in net interest income	$12,827	$2,138	$14,965

Nine months ended June 30, 2015 compared with the nine months ended June 30, 2014 – RJ Bank

Pre-tax income generated by the RJ Bank segment increased $35 million, or 19%.  The increase in pre-tax income was primarily attributable to a $49 million, or 19%, increase in net revenues offset by an increase of $2 million, or 27%, in the provision for loan losses and a $12 million, or 16%, increase in non-interest expenses. The increase in net revenues was attributable to a $45 million increase in net interest income and a $4 million increase in other income.

The $45 million increase in net interest income was the result of a $1.6 billion increase in average interest-earning banking assets and an increase in the net interest margin. The increase in average interest-earning banking assets was primarily driven by a $2.1 billion increase in average loans offset by a $423 million decline in average cash and a $91 million decline in average investments. Average corporate loans increased $1.5 billion, or 21%, average SBL balances increased $486 million, or 67%, and average residential mortgage loans increased $161 million, or 9%. The yield on interest-earning banking assets increased to 3.16% from 3.03% due to an improvement in the earning-asset composition to a larger percentage of higher yielding loans. The loan

Index

portfolio yield decreased slightly to 3.36% from 3.40%. This decline was due primarily to a reduction in the corporate loan portfolio yield resulting from lower corporate loan fee income. Primarily as a result of the increase in the yield of the average interest-earning banking assets, the net interest margin increased to 3.08% from 2.96%.

Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $1.4 billion to $11.7 billion.

The increase in other income as compared to the prior year was primarily due to a decrease of $2 million in foreign currency losses, a $1 million increase in net gains from the sale of residential foreclosed properties, and a $1 million increase resulting from held for sale loan activities.

The increase in provision for loan losses as compared to the prior year resulted from loan growth, partially offset by a substantial decrease in nonperforming loans, net loan recoveries and the continued reduction in delinquent residential mortgage loans. These credit characteristics reflect the positive impact from improved economic conditions.
The $12 million increase in non-interest expenses (excluding provision for loan losses) as compared to the prior year was primarily attributable to a $4 million increase in expense related to the reserve for unfunded lending commitments, a $2 million increase in SBL affiliate fees, a $2 million increase in FDIC insurance premiums, a $1 million or 6% increase in compensation and benefits resulting from annual raises and an increase in staff, a $1 million, or 30%, increase in communications and information processing expense, and a $1 million increase in expenses resulting from higher foreclosure activity during the current year.

Index

The following table presents average balance, interest income and expense, the related interest yields and rates, and interest spreads for RJ Bank for the periods indicated:

	Nine months ended June 30,
	2015			2014
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income (1)
Loans held for sale - all domestic	$101,784	$1,881	2.59%	$111,796	$2,080	2.49%
Loans held for investment:
Domestic:
C&I loans	5,310,935	153,447	3.82%	4,723,475	129,267	3.63%
CRE construction loans	88,943	2,690	3.99%	42,570	1,558	4.83%
CRE loans	1,365,865	32,866	3.17%	1,220,422	26,328	2.84%
Tax-exempt loans (2)	252,357	5,534	4.50%	24,582	662	5.52%
Residential mortgage loans	1,910,002	41,354	2.86%	1,751,263	38,699	2.91%
SBL	1,202,954	25,022	2.74%	718,684	15,110	2.77%
Foreign:
C&I loans	1,349,997	29,610	2.89%	932,674	28,671	4.05%
CRE construction loans	20,202	669	4.36%	43,708	2,075	6.26%
CRE loans	298,546	6,644	2.93%	202,356	6,537	4.26%
Residential mortgage loans	3,976	60	1.99%	2,051	47	3.02%
SBL	2,916	52	2.34%	1,634	45	3.67%
Total loans, net	11,908,477	299,829	3.36%	9,775,215	251,079	3.40%
Agency MBS	247,362	1,733	0.93%	305,356	2,008	0.88%
Non-agency CMOs	93,315	1,700	2.43%	135,717	2,540	2.50%
Cash	616,189	1,018	0.22%	1,038,721	2,017	0.28%
FHLB stock, FRB stock, and other	103,124	2,642	3.43%	93,340	2,154	3.09%
Total interest-earning banking assets	12,968,467	$306,922	3.16%	11,348,349	$259,798	3.03%
Non-interest-earning banking assets:
Allowance for loan losses	(156,797)			(139,465)
Unrealized loss on available for sale securities	(4,879)			(10,116)
Other assets	334,099			287,959
Total non-interest-earning banking assets	172,423			138,378
Total banking assets	$13,140,890			$11,486,727

(continued on next page)

Index

	Nine months ended June 30,
	2015			2014
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	(continued from previous page)
	($ in thousands)
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$347,191	$4,421	1.70%	$325,485	$4,591	1.89%
Money market, savings, and NOW accounts	10,682,959	1,883	0.02%	9,723,288	1,273	0.02%
FHLB advances and other	652,299	1,985	0.40%	232,601	204	0.12%
Total interest-bearing banking liabilities	11,682,449	$8,289	0.09%	10,281,374	$6,068	0.08%
Non-interest-bearing banking liabilities	52,466			39,296
Total banking liabilities	11,734,915			10,320,670
Total banking shareholders’ equity	1,405,975			1,166,057
Total banking liabilities and shareholders’ equity	$13,140,890			$11,486,727
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,286,018	$298,633		$1,066,975	$253,730

Bank net interest:
Spread			3.07%			2.95%
Margin (net yield on interest-earning banking assets)			3.08%			2.96%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			111.01%			110.38%
Annualized return on average:
Total banking assets			1.43%			1.36%
Total banking shareholders’ equity			13.35%			13.39%
Average equity to average total banking assets			10.70%			10.15%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the nine months ended June 30, 2015 and 2014 was $21 million and $24 million, respectively.

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
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale - all domestic	$(186)	$(13)	$(199)
Loans held for investment:
Domestic:
C&I loans	16,077	8,103	24,180
CRE construction loans	1,697	(565)	1,132
CRE loans	3,137	3,401	6,538
Tax-exempt loans	6,134	(1,262)	4,872
Residential mortgage loans	3,508	(853)	2,655
SBL	10,182	(270)	9,912
Foreign:
C&I loans	12,829	(11,890)	939
CRE construction loans	(1,115)	(291)	(1,406)
CRE loans	3,107	(3,000)	107
Residential mortgage loans	44	(31)	13
SBL	36	(29)	7
Agency MBS	(382)	107	(275)
Non-agency CMOs	(793)	(47)	(840)
Cash	(820)	(179)	(999)
FHLB stock, FRB stock, and other	226	262	488
Total interest-earning banking assets	53,681	(6,557)	47,124

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	307	(477)	(170)
Money market, savings and NOW accounts	126	484	610
FHLB advances and other	369	1,412	1,781
Total interest-bearing banking liabilities	802	1,419	2,221
Change in net interest income	$52,879	$(7,976)	$44,903

Index

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2015	% change	2014	2015	% change	2014
	($ in thousands)
Revenues:
Interest income	$2,892	29%	$2,241	$9,510	(2)%	$9,722
Investment advisory fees	508	(14)%	590	1,094	(5)%	1,148
Other	25,490	151%	10,153	45,858	75%	26,185
Total revenues	28,890	123%	12,984	56,462	52%	37,055

Interest expense	(19,233)	(1)%	(19,525)	(58,115)	—	(58,402)
Net revenues	9,657	NM	(6,541)	(1,653)	92%	(21,347)

Non-interest expenses:
Compensation and other	13,080	47%	8,889	33,298	10%	30,191
Total non-interest expenses	13,080	47%	8,889	33,298	10%	30,191
Loss before taxes and including noncontrolling interests	(3,423)	78%	(15,430)	(34,951)	32%	(51,538)
Noncontrolling interests	2,659		(964)	11,079		5,737
Pre-tax loss excluding noncontrolling interests	$(6,082)	58%	$(14,466)	$(46,030)	20%	$(57,275)

This segment includes our principal capital and private equity activities as well as various corporate overhead costs of RJF including the interest cost on our public debt.

Quarter ended June 30, 2015 compared with the quarter ended June 30, 2014 – Other

The pre-tax loss generated by this segment decreased by approximately $8 million, or 58%.

Net revenues in this segment increased $16 million. The current period includes an $11 million realized gain on the sale of all of our Jefferson County, Alabama Limited Obligation School Warrants ARS, which had been held in our available for sale securities portfolio. Net favorable valuation adjustments of our private equity portfolio investments resulted in other revenues of $13 million in the current period, compared to $8 million during the prior year quarter.

The portion of revenue attributable to noncontrolling interests increased $4 million, as the gains generated in our private equity portfolio result in higher amounts of such gains that are attributable to others.

Nine months ended June 30, 2015 compared with the nine months ended June 30, 2014 – Other

The pre-tax loss generated by this segment decreased by approximately $11 million, or 20%.

Net revenues in this segment increased $20 million. The increase results in large part to an $11 million realized gain in the current year on the sale of all of our Jefferson County, Alabama Limited Obligation School Warrants ARS, which were previously held in our available for sale securities portfolio. The prior year included an approximately $6 million gain resulting from the redemption of Jefferson County Alabama Sewer Revenue Refunding Warrants ARS. Net valuation adjustments of our private equity portfolio investments are approximately $18 million greater in the current year than the prior year.

The portion of revenue attributable to noncontrolling interests increased $5 million compared to the prior year, as the gains generated in our private equity portfolio result in higher amounts of such gains that are attributable to others.

Index

Certain statistical disclosures by bank holding companies

As a financial holding company, we are required to provide certain statistical disclosures by bank holding companies pursuant to the Securities and Exchange Commission’s Industry Guide 3.  Certain of those disclosures are as follows for the periods indicated:

	For the three months ended June 30,		For the nine months ended June 30,
	2015	2014	2015	2014

RJF return on assets (1)	2.1%	2.1%	2.1%	2.0%
RJF return on equity (2)	12.0%	12.4%	11.5%	11.9%
Equity to assets (3)	18.9%	18.5%	19.1%	18.0%
Dividend payout ratio(4)	19.8%	18.8%	21.2%	20.2%

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

Senior management establishes our liquidity and capital policies. These policies include senior management’s review of short- and long-term cash flow forecasts, review of monthly capital expenditures, the monitoring of the availability of alternative sources of financing, and the daily monitoring of liquidity in our significant subsidiaries. Our decisions on the allocation of capital to our business units consider, among other factors, projected profitability and cash flow, risk, and impact on future liquidity needs. Our treasury department’s assist in evaluating, monitoring and controlling the impact that our business activities have on our financial condition, liquidity and capital structure as well as maintain our relationships with various lenders. The objectives of these policies are to support the successful execution of our business strategies while ensuring ongoing and sufficient liquidity.

Liquidity is provided primarily through our business operations and financing activities.  Financing activities could include bank borrowings, repurchase agreement transactions or additional capital raising activities under our “universal” shelf registration statement.

Cash provided by operating activities during the nine months ended June 30, 2015 was $465 million. Cash generated by successful operating results over the period resulted in a $436 million increase in cash.  Significant changes in various other asset and liability balances which impact cash include: a $132 million increase in brokerage client payables and other accounts payable; a decrease in trading instruments, net of securities sold but not yet purchased, of $46 million; a decrease in securities purchased under agreements to resell, net of securities sold under agreements to repurchase, of $37 million; and an increase in stock loaned, net of stock borrowed, of $14 million, all of which result in increases in cash. Partially offsetting these activities, decreases in cash resulted from the following activities: in support of our strong recruiting results, we used $69 million in cash to fund loans provided to financial advisors, net of repayments; we used $68 million in operating cash as the accrued compensation, commissions and benefits decreased, primarily resulting from the annual payment of certain incentive awards; and purchases and originations of loans held for sale, net of proceeds from sales and securitizations, resulted in a $42 million decrease in operating cash. A $24 million increase in assets segregated pursuant to regulations and other segregated assets resulted in a use of cash. All other components of operating activities combined to net a $4 million source of cash.

Index

Investing activities resulted in the use of $934 million of cash during the nine months ended June 30, 2015.  The primary investing activity was the use of $1.03 billion in cash to fund an increase in bank loans.  Proceeds from sales, maturations, repayments or redemptions in the available for sale securities portfolio generated $132 million in cash, with proceeds from the sale of Jefferson County, Alabama Limited Obligation School Warrants ARS providing $64 million of this total. We used $52 million to fund equipment investments, predominately investments in information systems. We received $18 million in distributions from our private equity or other investments.

Financing activities provided $909 million of cash during the nine months ended June 30, 2015.  Increases in RJ Bank deposits provided $982 million. Proceeds from borrowings, net of repayments of borrowed funds, resulted in a $21 million increase in cash, primarily resulting from a net increase in RJ Bank’s FHLB borrowings. We used $77 million in payment of dividends to our shareholders. All other components of financing activities combined to net a $17 million use of cash.

The effect of currency exchange rates on our cash balances has resulted in a $57 million decrease in our U. S. dollar denominated cash balance. The most significant component of this decrease results from the substantial cash balances held by RJ Ltd. as part of their brokerage operations, which are denominated in Canadian currency (this cash is utilized to fund Canadian currency denominated liabilities), and the 10% decrease in the value of the Canadian dollar to the U. S. dollar since the beginning of this fiscal year.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities, should provide adequate funds for continuing operations at current levels of activity.

Sources of Liquidity

Approximately $1.24 billion of our total June 30, 2015 cash and cash equivalents (a portion of which is invested on behalf of the parent company by RJ&A, and a portion of which is maintained in a deposit account at RJ Bank) was available to us without restrictions. The cash and cash equivalents held were as follows:

Cash and cash equivalents:	June 30, 2015
(in thousands)
RJF (1)	$779,563
RJ&A(2)	604,947
RJ Bank	609,553
RJ Ltd.	305,250
Other subsidiaries	282,768
Total cash and cash equivalents	$2,582,081

(1)
RJF maintains a depository account at RJ Bank which has a balance of $500.6 million as of June 30, 2015. This cash balance is reflected in the RJF total, and is excluded from the RJ Bank total, since this balance is available to RJF on-demand and without restriction.

(2)	RJF has loaned $478 million to RJ&A as of June 30, 2015, which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

In addition to the liquidity on hand described above, we have other various potential sources of liquidity which are described below.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A and RJ Bank.

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from client transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At June 30, 2015, RJ&A significantly exceeded both the minimum regulatory and its financing covenants net capital requirements. At that date, RJ&A had excess net capital of approximately $408 million, of which approximately $158 million is available for dividend while still maintaining the internally-imposed minimum net capital ratio of 15% of aggregate debit items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without Financial Industry Regulatory Authority (“FINRA”) approval.

Index

RJ Bank may pay dividends to the parent company without the prior approval of its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted capital to risk-weighted assets ratios. At June 30, 2015, RJ Bank had approximately $255 million of capital in excess of the amount it would need at June 30, 2015 to maintain its targeted total capital to risk-weighted assets ratio of 12.5%.

Liquidity available to us from our subsidiaries, other than RJ&A and RJ Bank, is relatively insignificant and in certain instances may be subject to regulatory requirements.

Borrowings and Financing Arrangements

The following table presents our financing arrangements with third party lenders that we generally utilize to finance a portion of our fixed income securities trading instruments held, and the outstanding balances related thereto, as of June 30, 2015:

	Committed secured(1)		Uncommitted secured (1)(2)		Uncommitted unsecured (1)(2)		Total
	Financing amount	Outstanding balance	Financing amount	Outstanding balance	Financing amount	Outstanding balance	Financing amount	Outstanding balance
	($ in thousands)
RJ&A	$300,000	$—	$1,750,000	$218,971	$375,000	$—	$2,425,000	$218,971
RJ Ltd. (3)	—	—	36,026	—	—	—	36,026	—
RJF	—	—	—	—	150,000	—	150,000	—
Total	$300,000	$—	$1,786,026	$218,971	$525,000	$—	$2,611,026	$218,971
Total number of agreements	3		6		9		18

(1)	Our ability to borrow is dependent upon compliance with the conditions in the various committed loan agreements and collateral eligibility requirements.

(2)	Lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

(3)
This financing arrangement is primarily denominated in Canadian currency, amounts presented in the table have been converted to U.S. dollars at the currency exchange rate in effect as of June 30, 2015.

The committed domestic financing arrangements are in the form of either tri-party repurchase agreements or secured lines of credit.  The uncommitted domestic financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit.

On August 6, 2015, RJF entered into a revolving credit facility agreement in which the lenders are a number of financial institutions. This unsecured borrowing facility provides for maximum borrowings of up to $300 million, at variable rates, with a facility maturity date of August 6, 2020. Since this facility agreement was executed subsequent to the period-end covered by this report, the borrowing capacity reflected in this credit agreement is not included in the financing arrangements presented as of June 30, 2015 in the table above.

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $11.4 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. Borrowings outstanding on these lines of credit as of June 30, 2015 amounted to approximately $1.4 million.

RJ Bank had $550 million in FHLB borrowings outstanding at June 30, 2015, comprised of a $250 million and a $300 million floating-rate advance, both of which are secured by a blanket lien on RJ Bank’s residential loan portfolio (see Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these borrowings). RJ Bank has an additional $878 million in immediate credit available from the FHLB as of June 30, 2015 and total available credit of 30% of total assets, with the pledge of additional collateral to the FHLB. On October 9, 2013, RJ Bank entered into a forward-starting advance transaction with the FHLB to borrow $25 million on October 13, 2015. Once funded, this borrowing will bear interest at the rate of 3.4%, and will mature on October 13, 2020.

RJ Bank is eligible to participate in the Fed’s discount-window program; however, RJ Bank does not view borrowings from the Fed as a primary means of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and would be secured by pledged C&I loans.

Index

From time to time we purchase short-term securities under agreements to resell (“Reverse Repurchase Agreements”) and sell securities under agreements to repurchase (“Repurchase Agreements”).  We account for each of these types of transactions as collateralized financings with the outstanding balances on the Repurchase Agreements included in securities sold under agreements to repurchase. At June 30, 2015, collateralized financings outstanding in the amount of $252 million are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. Of this total, outstanding balances on the uncommitted Repurchase Agreements (which are reflected in the table of domestic financing arrangements above) were $90 million as of June 30, 2015.  Such financings are generally collateralized by non-customer, RJ&A owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 140% of the amount financed.

The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period end balances for Repurchase Agreements and Reverse Repurchase Agreements of RJF are as follows:

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended:	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
	(in thousands)
June 30, 2015	$233,451	$255,870	$251,769	$425,342	$445,591	$416,516
March 31, 2015	253,328	351,168	277,383	446,965	537,919	469,503
December 31, 2014	252,981	337,107	337,107	479,851	576,249	384,129
September 30, 2014	238,841	260,323	244,495	458,158	495,286	446,016
June 30, 2014	371,573	420,327	286,924	556,806	707,170	508,005

At June 30, 2015, in addition to the financing arrangements described above, we had corporate debt of $1.19 billion. The balance is comprised of $350 million outstanding on our 6.90% senior notes due 2042, $249 million outstanding on our 5.625% senior notes due 2024, $300 million outstanding on our 8.60% senior notes due August 2019, $250 million outstanding on our 4.25% senior notes due April 2016 and $39 million outstanding on a 5.7% mortgage loan for our home-office complex.

Our current senior long-term debt ratings are:

Rating Agency	Rating	Outlook
Standard & Poor’s Ratings Services (“S&P”)	BBB	Positive
Moody’s Investors Service (“Moody’s”)	Baa2	Positive

The S&P rating and outlook reflected above are as presented in their December, 2014 report.

The Moody’s rating and outlook reflected above are as presented in their June, 2015 report.

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

Should our credit rating be downgraded prior to a public debt offering it is probable that we would have to offer a higher rate of interest to bond holders.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable.  None of our credit agreements, as of June 30, 2015, contain a condition or event of default related to our credit ratings.  A downgrade below investment grade could result in the termination of certain derivative contracts and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions (see Note 13 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information). A credit downgrade could create a reputational issue and could also result in certain counterparties limiting their business with us, result in negative comments by analysts and potentially impact investor perception of us, and resultantly impact our stock price and/or our clients’ perception of us.

Index

Other sources of liquidity

We own life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. The policies which we could readily borrow against have a cash surrender value of approximately $267 million as of June 30, 2015 and we are able to borrow up to 90%, or $240 million of the June 30, 2015 total, without restriction.  There are no borrowings outstanding against any of these policies as of June 30, 2015.

On May 22, 2015 we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune.

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

Potential impact on our liquidity from the scheduled maturity of corporate debt

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

Statement of financial condition analysis

The assets on our condensed consolidated statement of financial condition consist primarily of cash and cash equivalents (a large portion of which is segregated for the benefit of customers), receivables including bank loans, financial instruments held for either trading purposes or as investments, and other assets.  A significant portion of our assets are liquid in nature, providing us with flexibility in financing our business.  Total assets of $24.8 billion at June 30, 2015 are approximately $1.48 billion, or 6.4% greater than our total assets as of September 30, 2014. Net bank loans receivable increased $1.09 billion due to the substantial growth of RJ Bank’s net loan portfolio during the current period. Additionally, cash and cash equivalents increased $383 million, refer to the discussion of the various sources and uses of cash during the period in the preceding liquidity and capital resources section of this MD&A.

As of June 30, 2015, our liabilities of $20.1 billion were $1.17 billion, or 6.2% more than our liabilities as of September 30, 2014. The increase in liabilities at June 30, 2015 compared to September 30, 2014 is primarily due to: a $982 million increase in bank deposit liabilities as RJ Bank retained a higher portion of RJBDP balances to in part, fund their net loan growth, and brokerage client liabilities increased $241 million resulting in part from growth in our Private Client Group business.

Contractual obligations

As of June 30, 2015 and since September 30, 2014, there have been no material changes in our contractual obligations presented on page 67 of our 2014 Form 10-K, other than in the ordinary course of business. See Note 16 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, for additional information regarding certain commitments as of June 30, 2015.

Index

Regulatory

The following discussion should be read in conjunction with the description of the regulatory framework applicable to the financial services industry and relevant to us as described in the Regulation section of Item 1 on pages 10 - 13 of our 2014 Form 10-K, and the Regulatory section on pages 68 - 69 of our 2014 Form 10-K.

In July 2013, the OCC, the FRB, and the FDIC released final United States Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Wall Street Reform & Consumer Protection Act (“Dodd-Frank Act”). The rule increases the quantity and quality of regulatory capital, establishes a capital conservation buffer, and makes selected changes to the calculation of risk-weighted assets, all of which are applicable to both RJF and RJ Bank. Effective January 1, 2015, RJF and RJ Bank are reporting regulatory capital under Basel III under the standardized approach. Various aspects of Basel III will be subject to multi-year transition periods through December 31, 2018 and Basel III generally continues to be subject to interpretation by the banking regulators. RJF and RJ Bank’s regulatory capital as of June 30, 2015 is computed in accordance with the new rules, see Note 20 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding RJF and RJ Bank regulatory capital levels and ratios.

In October 2012, under the provisions of the Dodd-Frank Act, regulators issued final rules requiring banking organizations with total assets of more than $10 billion but less than $50 billion to conduct annual company-prepared stress tests, report the results to their primary regulator and the Fed and publish a summary of the results. Under the rules, stress tests must be conducted using certain scenarios (baseline, adverse, and severely adverse), which the Fed provides each year. The test is designed to help assess whether RJF and RJ Bank have sufficient capital to absorb losses and support operations during hypothetical economic conditions.  On June 29, 2015, RJF and RJ Bank disclosed on our website under “Our Company - Financial Reports - 2015 Annual Dodd-Frank Act Stress Test Disclosure” a summary of the results of the Supervisory Severely Adverse Scenario (“Severely Adverse Scenario”) for the stress test cycle beginning October 1, 2014 through December 31, 2016 (the information on our website is not incorporated by reference into this report).  The results of the 2015 Stress Test indicate that both RJF and RJ Bank have sufficient capital to successfully navigate a severe and prolonged economic downturn while still maintaining capital levels that exceed both regulatory requirements and higher management thresholds throughout the course of the Severely Adverse Scenario.

Under the provisions of the Dodd-Frank Act, Congress adopted a ban on proprietary trading and restricted investment in hedge funds and private equity funds by commercial banks and their affiliates (the “Regulated Entities”), the so-called “Volcker Rule.” In December 2013, the CFTC, the OCC, the Fed, the FDIC, and the SEC adopted a final version of the Volcker Rule. We have reviewed the details contained in the final Volcker Rule to assess its impact on our operations. Based upon our latest analysis and understandings of these regulations we do not anticipate that they will have a material impact on our results of operations.

The final Volcker Rule prohibits Regulated Entities from engaging in “proprietary trading” and imposes limitations on the extent to which Regulated Entities are permitted to invest in certain “covered funds” (i.e. hedge funds and private equity funds) in addition to requiring a deduction from Tier 1 Capital relating thereto. The final Volcker Rule also limits a Regulated Entity’s aggregate ownership in hedge funds and private equity funds to three percent of Tier I capital. Additionally, Regulated Entities are prohibited from owning three percent or more of any single fund. Congress provided an exemption for certain permitted activities of Regulated Entities, such as underwriting, market making, and asset management.

The final Volcker Rules became effective as of April 1, 2014 and, as amended in December 2014, gives Regulated Entities until July 21, 2016, to conform investments in and relationships with covered funds that were in place prior to December 31, 2013 (“Legacy Covered Funds”). The Fed has announced its intention to act in the coming year to grant Regulated Entities an additional one-year extension of the conformance period until July 21, 2017, to conform ownership interests in and relationships with Legacy Covered Funds. We currently maintain investments in selected private equity and merchant banking entities, some of which meet the definition of “covered funds” and therefore are subject to certain limitations. The recent extension of the conformance deadline provides us additional time to assess our holdings in the context of the new regulations and execute appropriate strategies to be in conformance with the Volcker Rule.

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

During this fiscal year, the DOL released a proposed rule enhancing standards for individuals providing investment advice to retirement plans, their participants, or beneficiaries. We are studying and evaluating the proposal. The total impact of the standard, once finalized and implemented, on our business is unknown at this time.

Index

RJ&A, RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of June 30, 2015.

RJ Ltd. is subject to the Minimum Capital Rule (Dealer Member Rule No. 17 of the Investment Industry Regulatory Organization of Canada (“IIROC”)). See the discussion in Note 26 on page 180 of our 2014 Form 10-K where these rules are described. RJ Ltd. is not, and has not been, in Early Warning Level 1 or Level 2 as of or during the nine months ended June 30, 2015.

RJF and RJ Bank are subject to various regulatory and capital requirements. Under the regulatory framework for prompt corrective action, RJF and RJ Bank met the requirements to be categorized as “well capitalized” as of June 30, 2015. One of RJ Bank’s U.S. subsidiaries is an agreement corporation and is subject to regulation by the Fed. As of June 30, 2015, this RJ Bank subsidiary met the capital adequacy guideline requirements.

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

As of June 30, 2015, 7.6% of our total assets and 3% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $352 million as of June 30, 2015 and represent 19% of our assets measured at fair value. Our private equity investments comprise $210 million, or 59%, and our ARS positions comprise $140 million, or 40%, of the Level 3 assets as of June 30, 2015, respectively.  Level 3 assets represent 7.4% of total equity as of June 30, 2015.

Financial instruments which are liabilities categorized as Level 3 amount to $1.7 million as of June 30, 2015 and represent less than 1% of liabilities measured at fair value.

See Notes 5, 6, 7 and 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our financial instruments.

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

At June 30, 2015, the amortized cost of all RJ Bank loans was $12.2 billion and an allowance for loan losses of $161 million was recorded against that balance. The total allowance for loan losses is equal to 1.33% of the amortized cost of the loan portfolio.

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

Index

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

In June 2014, the FASB issued amended guidance regarding “repo-to-maturity” transactions, as well as repurchase agreements and securities lending agreements accounted for as secured borrowings. The amended guidance requires a transferor to account for repo-to-maturity transactions as secured borrowings. This element of the new guidance is first effective for this interim financial report covering the quarter ending March 31, 2015, and based upon the nature of the terms of our repurchase agreements, the amended guidance had no impact on our financial position or results of operations as we have historically accounted for our repurchase transactions as secured borrowings. In addition to the accounting aspects of the amended guidance, there are also additional disclosures of certain information regarding repurchase and securities lending transactions required by the amended guidance. The new disclosures required under the guidance are first effective for this interim financial reporting covering the quarter ending June 30, 2015. See Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for the required disclosures.

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

Index

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

In February 2015, the FASB issued amended guidance to the consolidation model. This amended guidance: 1) eliminates the deferral of the application of the new consolidation model, which had resulted in the application of prior accounting guidance to consolidation determination of certain investment funds (see Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of how this deferral is applicable to our Managed Funds). 2) Makes certain changes to the variable interest consolidation model. 3) Makes certain changes to the voting interest consolidation model. This amended guidance is effective for us for our fiscal year commencing on October 1, 2016, however, early adoption is permitted, including adoption in any interim period. The adoption of this new guidance is likely to impact our financial statements in the following manner: 1) will likely change certain historical conclusions that we are the primary beneficiary of certain LIHTC Funds. We currently anticipate that we will deconsolidate a number of the LIHTC Funds we currently consolidate. 2) We will apply this new guidance to our Managed Funds, but do not anticipate that we will conclude that we are the primary beneficiary of such Managed Funds. Accordingly, we believe that our historical practice of not consolidating the Managed Funds will continue after the adoption of this amended guidance. Given that we believe the application of this amended guidance will significantly improve the meaningfulness of our consolidated financial statements, we plan early adoption of this amended guidance in the first reporting period after which we have completed all the necessary analysis and documentation of all our investments that are within the scope of this guidance.

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

In June 2015, the FASB issued amended guidance related to technical corrections and improvements.  This amended guidance: 1) includes amendments related to differences between the original guidance and the codification. 2) Provides guidance clarification

Index

and reference corrections. 3) Streamlines or simplifies the codification through minor structural changes to headings or minor edits of text to improve the usefulness and understandability of the codification. 4) Makes minor improvements to the guidance.  The amendments that require transition guidance are effective for us for our fiscal year commencing on October 1, 2016 and early adoption is permitted.  All other amendments will be effective upon issuance of the amended guidance.  We are currently evaluating the impact, if any, the adoption of this new guidance will have on our consolidated financial statements.

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

To calculate VaR, we use historical simulation. This approach assumes that historical changes in market conditions, such as in interest rates and equity prices, are representative of future changes. The simulation is based upon daily market data for the previous twelve months. VaR is reported at a 99% confidence level for a one-day time horizon. Assuming that future market conditions change much as they have in the past, this means we expect to incur losses greater than those predicted by our 1-day VaR estimates about once every 100 trading days, or about three times per year on average.

We continually monitor our VaR computational model to ensure its calculated results accurately portray risks within our trading portfolios. During the quarter ended March 31, 2015, after independent validation and regulatory approval, we implemented a new VaR model for measuring the market risk of all of our trading portfolios, which affects historical comparisons between VaR

Index

results from the old model versus the new one. All else equal, the VaR from the new model is higher than that from the old model because the new model incorporates an expanded set of risk factors, including those captured previously within stress testing.

We have chosen the historical period of the last twelve months to be representative of the current interest rate and equity markets.  We utilize stress testing to complement our VaR analysis so as to measure risk under historical and hypothetical adverse scenarios.  VaR results are indicative of relatively recent changes in general interest rates and equity markets and are not designed to capture historical stress periods beyond the twelve month historical period. Back testing procedures performed include comparing projected VaR results to regulatory-defined daily trading losses, which excludes fees, commissions, reserves, net interest income, and intraday trading, as required by the Fed’s Market Risk Rule (“MRR”). MRR is also referred to as the “Risk-Based Capital Guidelines: Market Risk” rule released by the Fed, the OCC and the FDIC.  We then verify that the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the nine months ended June 30, 2015, the reported regulatory-defined daily loss in our trading portfolios exceeded the predicted VaR four times.

The following table sets forth the high, low, and daily average VaR for all of our trading portfolios, including fixed income, equity, and derivative instruments, as of the period and dates indicated:

	Nine months ended June 30, 2015			VaR at
	High	Low	Daily Average	June 30, 2015	September 30, 2014
	(in thousands)
Daily VaR	$2,040	$253	$847	$1,123	$565	(1)

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

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS.  The MBS securities are issued on behalf of various state and local housing finance agencies (see further description of these activities in the Item 1 Business, Capital Markets, Trading section on page 6 of our 2014 Form 10-K). These activities result in exposure to interest rate risk. In order to hedge the interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into TBA security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future. See Note 16 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these activities and the related balances outstanding as of June 30, 2015.

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

Index

forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity, including the economic value of equity (“EVE”) are described in Item 7A on page 79 of our 2014 Form 10-K. There were no material changes to these methods during the nine months ended June 30, 2015.

In February 2015, RJ Bank implemented a hedging strategy using interest rate swaps as a result of its asset and liability management process described above.  For further information regarding this risk management objective, see the discussion of the RJ Bank Interest Hedges in Note 13 of the Notes to Condensed Consolidated Financial Statements.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model:

Instantaneous changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)
+300	$462,561	5.69%
+200	$462,176	5.60%
+100	$463,893	5.99%
0	$437,664	—
-25	$423,464	(3.24)%

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

The following table presents an analysis of RJ Bank’s estimated EVE sensitivity based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model:

Instantaneous changes in rate	Projected change in EVE

+300	(7.77)%
+200	(3.65)%
+100	1.58%
0	—
-25	(3.33)%

Index

The following table shows the contractual maturities of RJ Bank’s loan portfolio at June 30, 2015, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One year or less	>One year – five years	> 5 years	Total(1)
	(in thousands)
Loans held for sale	$—	$—	$83,583	$83,583
Loans held for investment:
C&I loans	126,491	3,618,981	2,794,170	6,539,642
CRE construction loans	45,050	35,774	39,443	120,267
CRE loans	226,920	1,301,096	240,764	1,768,780
Tax-exempt loans	—	—	385,234	385,234
Residential mortgage loans	1,858	11,011	1,937,692	1,950,561
SBL	1,385,082	6,004	42	1,391,128
Total loans held for investment	1,785,401	4,972,866	5,397,345	12,155,612
Total loans	$1,785,401	$4,972,866	$5,480,928	$12,239,195

(1)	Excludes any net unearned income and deferred expenses.

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at June 30, 2015:

	Interest rate type
	Fixed	Adjustable		Total(1)
	(in thousands)
Loans held for sale	$7,006	$76,577		$83,583
Loans held for investment:
C&I loans	8	6,413,143		6,413,151
CRE construction loans	—	75,217		75,217
CRE loans	87,810	1,454,050		1,541,860
Tax-exempt loans	385,234	—		385,234
Residential mortgage loans	242,294	1,706,409	(2)	1,948,703
SBL	6,046	—		6,046
Total loans held for investment	721,392	9,648,819		10,370,211
Total loans	$728,398	$9,725,396		$10,453,794

(1)	Excludes any net unearned income and deferred expenses.

(2)	See the discussion within the “Risk Monitoring process” section of Item 3 in this Form 10-Q, for additional information regarding RJ Bank’s interest-only loan portfolio and related repricing schedule.

Equity price risk

We are exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A. RJ&A’s broker-dealer activities are primarily client-driven, with the objective of meeting clients’ needs while earning a trading profit to compensate for the risk associated with carrying inventory.

As of June 30, 2015, RJ Ltd. had a proprietary trading business; the average aggregate inventory of equity securities held for proprietary trading by RJ Ltd. during the nine months ended June 30, 2015 was CDN $8.3 million.  During July 2015, RJL discontinued these proprietary trading activities.

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

We have foreign exchange risk in our investment in RJ Ltd., of approximately CDN $255 million at June 30, 2015, which is not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in OCI on our Condensed Consolidated Statements of Income and Comprehensive Income.

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

Several factors were taken into consideration in evaluating the allowance for loan losses at June 30, 2015, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. RJ Bank further stratified the performing residential mortgage loan portfolio based upon updated LTV estimates with higher reserve percentages allocated to the higher LTV loans. Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate. There was no material change in RJ Bank’s methodology for determining the allowance for loan losses during the nine months ended June 30, 2015.

Index

Changes in the allowance for loan losses of RJ Bank are as follows:

	Nine months ended June 30,
	2015	2014
	($ in thousands)
Allowance for loan losses, beginning of year	$147,574	$136,501
Provision for loan losses	10,293	8,082
Charge-offs:
C&I loans	(238)	(1,845)
Residential mortgage loans	(1,325)	(1,634)
Total charge-offs	(1,563)	(3,479)
Recoveries:
C&I loans	536	16
CRE loans	3,773	80
Residential mortgage loans	986	1,420
SBL	20	27
Total recoveries	5,315	1,543
Net recoveries/(charge-offs)	3,752	(1,936)
Foreign exchange translation adjustment	(988)	(338)
Allowance for loan losses, end of period	$160,631	$142,309
Allowance for loan losses to bank loans outstanding	1.33%	1.36%

The primary factors influencing the provision for loan losses during the period as compared to the prior year period resulted from loan growth, partially offset by a substantial decrease in nonperforming loans, net loan recoveries and the continued reduction in delinquent residential mortgage loans. The provision for loan losses during the current quarter includes $1.6 million of provision expense resulting from the impact of the annual Shared National Credits (“SNC”) review and examination. The provision in the prior year quarter also included $1.6 million from the impact of the prior year’s annual SNC examination. The allowance for loan losses of $161 million as of June 30, 2015 increased as compared to June 30, 2014 due to additional loan portfolio growth, yet reflected the positive impact from improved economic conditions as the allowance for loan losses to total bank loans outstanding declined to 1.33% at June 30, 2015 from 1.36% at June 30, 2014.
The following table presents net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment:

	Three months ended June 30,				Nine months ended June 30,
	2015		2014		2015		2014
	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$—	—	$—	—	$298	0.01%	$(1,829)	0.04%
CRE loans	3,773	0.90%	—	—	3,773	0.30%	80	0.01%
Residential mortgage loans	(278)	0.06%	(404)	0.09%	(339)	0.02%	(214)	0.02%
SBL	6	—	9	—	20	—	27	—
Total	$3,501	0.12%	$(395)	0.02%	$3,752	0.04%	$(1,936)	0.03%

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. Net recoveries during the current year versus net charge-offs during the prior year reflect improved credit characteristics in both the C&I and CRE loan portfolios.

Index

The table below presents nonperforming loans and total allowance for loan losses:

	June 30, 2015		September 30, 2014
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	(in thousands)
Loans held for investment:
C&I loans	$—	$(109,843)	$—	$(103,179)
CRE construction loans	—	(1,981)	—	(1,594)
CRE loans	11,108	(27,621)	18,876	(25,022)
Tax-exempt loans	—	(4,148)	—	(1,380)
Residential mortgage loans	47,826	(14,253)	61,789	(14,350)
SBL	284	(2,785)	—	(2,049)
Total	$59,218	$(160,631)	$80,665	$(147,574)
Total nonperforming loans as a % of RJ Bank total loans	0.48%		0.73%

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased during the nine months ended June 30, 2015.  This decrease was due to a $14 million decrease in nonperforming residential mortgage loans and a $8 million decrease in nonperforming CRE loans.  Included in nonperforming residential mortgage loans are $48 million in loans for which $25 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance.

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described on pages 85 - 86 of our 2014 Form 10-K. There was no material change in RJ Bank’s underwriting policies during the nine months ended June 30, 2015.

Risk monitoring process

The credit risk strategy component of ongoing risk monitoring and review processes at RJ Bank for all residential, SBL and corporate credit exposures are discussed on pages 86 - 89 of our 2014 Form 10-K. There were no material changes to those processes and policies during the nine months ended June 30, 2015.

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

The current average estimated LTV is approximately 60% for the total residential mortgage loan portfolio. Residential mortgage loans with estimated LTVs in excess of 100% represent less than 2% of the residential mortgage loan portfolio. Credit risk management utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances to

Index

establish appropriate allowance for loan losses for the residential mortgage loan portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

Residential mortgage loan delinquency levels are elevated by RJ Bank historical standards due to the economic downturn and the related high level of unemployment, however, the levels have continued to improve during the current period. Our SBL portfolio has not experienced high levels of delinquencies to date.  At June 30, 2015 there were no delinquent SBL.

At June 30, 2015, loans over 30 days delinquent (including nonperforming loans) decreased to 1.85% of residential mortgage loans outstanding, compared to 2.34% over 30 days delinquent at September 30, 2014.  Additionally, our June 30, 2015 percentage compares favorably to the national average for over 30 day delinquencies of 6.15% as most recently reported by the Fed.  RJ Bank’s significantly lower delinquency rate as compared to its peers is the result of both our uniform underwriting policies and the lack of non-traditional loan products and subprime loans.

The following table presents a summary of delinquent residential mortgage loans:

	Delinquent residential loans (amount)			Delinquent residential loans as a percentage of outstanding loan balances
	30-89 days	90 days or more	Total(1)	30-89 days	90 days or more	Total(1)
	($ in thousands)
June 30, 2015
Residential mortgage loans:
First mortgage loans	$7,408	$28,462	$35,870	0.38%	1.47%	1.85%
Home equity loans/lines	36	231	267	0.18%	1.13%	1.31%
Total residential mortgage loans	$7,444	$28,693	$36,137	0.38%	1.47%	1.85%

September 30, 2014
Residential mortgage loans:
First mortgage loans	$4,756	$35,803	$40,559	0.27%	2.07%	2.34%
Home equity loans/lines	57	398	455	0.28%	1.96%	2.24%
Total residential mortgage loans	$4,813	$36,201	$41,014	0.27%	2.06%	2.34%

(1)	Comprised of loans which are two or more payments past due as well as loans in process of foreclosure.

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. See pages 87 - 89 of our 2014 Form 10-K for a discussion of these processes. There have been no material changes to these processes during the nine months ended June 30, 2015.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

June 30, 2015		September 30, 2014
($ outstanding as a % of RJ Bank total assets)
2.7%	FL	2.9%	FL
2.7%	CA (1)	2.0%	CA (1)
0.8%	NY	0.9%	NY
0.7%	TX	0.7%	NJ
0.6%	NJ	0.6%	TX

(1)
The concentration ratio for the state of California excludes 0.9% in June 30, 2015, and 1.0% in September 30, 2014, for loans purchased from a large investment grade institution that have full repurchase recourse for any delinquent loans.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At June 30, 2015 and September 30, 2014, these loans totaled $288 million and $307 million, respectively, or approximately 15% and 20% of the residential mortgage portfolio, respectively.  At June 30, 2015, the balance of amortizing, former interest-only, loans totaled $297 million.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at June 30, 2015, begins amortizing is 2.8 years.

Index

The outstanding balance of loans that were interest-only at origination and based on their contractual terms are scheduled to reprice are as follows:

June 30, 2015
(in thousands)
One year or less	$154,110
Over one year through two years	4,855
Over two years through three years	14,967
Over three years through four years	19,185
Over four years through five years	43,285
Over five years	51,508
Total outstanding residential interest-only loan balance	$287,910

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	June 30, 2015	September 30, 2014
Residential first mortgage loan weighted-average LTV/FICO	66%/758	66%/754

Corporate loans

Credit risk in RJ Bank’s corporate loan portfolio is monitored on an individual loan basis, see pages 88 - 89 of our 2014 Form 10-K for a discussion of our monitoring processes. There have been no material changes in these processes during the nine months ended June 30, 2015.

At June 30, 2015, other than loans classified as nonperforming, there was one government-guaranteed loan totaling $200 thousand that was delinquent greater than 30 days.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

June 30, 2015		September 30, 2014
($ outstanding as a % of RJ Bank total assets)
3.8%	Hospitality	3.9%	Pharmaceuticals
3.7%	Pharmaceuticals	3.6%	Office
3.3%	Consumer products and services	3.2%	Automotive/transportation
3.2%	Retail real estate	3.2%	Retail real estate
3.1%	Automotive/transportation	3.0%	Hospitality

Liquidity risk

See the section entitled “Liquidity and capital resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cyber security incidents. See page 89 of our 2014 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes. There have been no material changes in such processes during the nine months ended June 30, 2015.

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

Index

cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. To-date, we have not experienced any material losses relating to cyber attacks or other information security breaches, however, there can be no assurance that we will not suffer such losses in the future.

Regulatory and legal risk

Our regulatory and legal risks are described on pages 89 - 90 of our 2014 Form 10-K. There have been no material changes in our risk mitigation processes during the nine months ended June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to implement the new “Internal Control - Integrated Framework,” issued in May 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, during this current fiscal year 2015.

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

Index

ITEM 2.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents information on our purchases of our own stock, on a monthly basis, for the nine months ended June 30, 2015:

	Number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1, 2014 – October 31, 2014	8,894	$53.75	—	—
November 1, 2014 – November 30, 2014	107,431	56.23	—	—
December 1, 2014 – December 31, 2014	110,756	55.89	—	—
First quarter	227,081	$55.97	—	—

January 1, 2015 – January 31, 2015	26,254	$53.90	—	—
February 1, 2015 – February 28, 2015	9,789	56.46	—	—
March 1, 2015 – March 31, 2015	3,498	57.29	—	—
Second quarter	39,541	$54.84	—	—

April 1, 2015 – April 30, 2015	274,000	$56.56	—	—
May 1, 2015 – May 31, 2015	4,895	58.44	—	—
June 1, 2015 – June 30, 2015	3,930	58.12	—	—
Third quarter	282,825	$56.61	—	—
Fiscal year-to-date total	549,447	$56.22	—	—

(1)
We purchase our own stock from time to time in conjunction with a number of activities, each of which is described below. The share repurchases presented in the table above were not made pursuant to the RJF Securities Repurchase Authorization described in footnote (2) below.

Of the total shown for the nine months ended June 30, 2015, share purchases for the trust fund established to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiaries amounted to 86,933 shares, for a total consideration of $4.9 million (for more information on this trust fund, see Note 2 of the Notes to Consolidated Financial Statements on page 116 of our 2014 Form 10-K, and Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q).

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  During the nine months ended June 30, 2015, 462,514 shares were surrendered to us by employees for such purposes, for a total consideration of $26 million.

(2)
On May 21, 2015, we announced an increase in the amount previously authorized by our Board of Directors to be used, at the discretion of our Securities Repurchase Committee, for open market repurchases of our common stock and certain publicly traded senior notes. Such action increased the effective available authorization for such repurchases to $150 million subject to cash availability and other factors. We did not purchase any shares of our common stock, or any of our publicly traded senior notes, in open market transactions during the nine months ended June 30, 2015.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	August 7, 2015	/s/ Paul C. Reilly
Paul C. Reilly
Chief Executive Officer

Date:	August 7, 2015	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance
Chief Financial Officer and Treasurer