Form 10-K
period 2015-09-30
RAYMOND JAMES FINANCIAL INC
filed 2015-11-25
CIK 720005

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $7,216,031,146.

The number of shares outstanding of the registrant’s common stock as of November 20, 2015 was 143,148,705.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 18, 2016 are incorporated by reference into Part III.

RAYMOND JAMES FINANCIAL, INC.

Index

PART I

Item 1.	BUSINESS

Raymond James Financial, Inc. (“RJF” or the “Company”) is a financial holding company whose broker-dealer subsidiaries are engaged in various financial services businesses, including the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products. In addition, other subsidiaries of RJF provide investment management services for retail and institutional clients, corporate and retail banking, and trust services.

Established in 1962 and public since 1983, RJF has been listed on the New York Stock Exchange (the “NYSE”) since 1986 under the symbol “RJF”. As a financial holding company, RJF is subject to the oversight and periodic examination of the Board of Governors of the Federal Reserve System (the “Fed”).

Through its operations which are predominately conducted in the United States of America (the “U.S.”) and Canada, RJF’s principal subsidiaries include Raymond James & Associates, Inc. (“RJ&A”), Raymond James Financial Services, Inc. (“RJFS”), Raymond James Financial Services Advisors, Inc. (“RJFSA”), Raymond James Ltd. (“RJ Ltd.”), Eagle Asset Management, Inc. (“Eagle”), and Raymond James Bank, N.A. (“RJ Bank”). All of these subsidiaries are wholly owned by RJF. RJF and its subsidiaries are hereinafter collectively referred to as “our,” “we” or “us.”

Among the keys to our historical and continued success, our emphasis on putting the client first is at the core of our corporate values. We also believe in maintaining a conservative, long-term focus in our decision making. We believe that this disciplined decision-making approach translates to a strong, stable financial services firm for clients, advisors, associates and shareholders.

REPORTABLE SEGMENTS

We currently operate through four operating segments and our “Other” segment. The four operating segments include “Private Client Group” (or “PCG”), “Capital Markets,” “Asset Management,” and RJ Bank. The Other segment captures principal capital and private equity activities as well as certain corporate overhead costs of RJF.

The graphic below provides an indication of the relative net revenue contribution associated with each of our operating segments in the most recent fiscal year.

*Chart above does not include intersegment eliminations or the Other segment.

Index

PRIVATE CLIENT GROUP

We provide financial planning and securities transaction services to more than 2.7 million client accounts through the branch office systems of RJ&A, RJFS, RJFSA, RJ Ltd. and in the United Kingdom (“UK”) through Raymond James Investment Services Limited (“RJIS”). Financial advisors have multiple affiliation options, which we refer to as AdvisorChoice.

Experienced financial advisors are recruited from a wide variety of competitors. As a part of their agreement to join us, we may make loans to financial advisors and to certain key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes.

Our two primary affiliation options are either the employee or an independent contractor financial advisor option.

Total assets under administration in the PCG segment as of September 30, 2015 amount to $453.3 billion. We have 6,596 financial advisors affiliated with us as of September 30, 2015.

Employee Financial Advisors

Traditional employee financial advisors work in a traditional branch setting supported by local management and administrative staff. They provide services predominately to individual clients. These financial advisors are employees and their compensation primarily includes commission payments and participation in the firm’s benefit plans.

Independent Contractors

Independent contractors are responsible for all of their direct costs and, accordingly, are paid a larger percentage of commissions and fees than employee financial advisors. Our independent contractor financial advisor option is designed to help our advisors build their businesses with as much or as little of our support as they determine they need. With specific approval, they are permitted to conduct, on a limited basis, certain other approved business activities such as offering insurance products, independent registered investment advisory services, and accounting and tax services.

Over the past several fiscal years, the mix of securities commissions and fees revenues originating from the employee versus the independent contractor affiliation option has become more balanced, partially due to our fiscal year 2012 acquisition of Morgan Keegan (as hereinafter defined) which operated an employee financial advisor business model. Irrespective of the affiliation choice, our financial advisors offer a broad range of investments and services, including both third party and proprietary products, and a variety of financial planning services. Revenues of this segment are typically driven by total client assets under administration, and are generally either recurring fee-based or transactional in nature.

Securities commissions and fees revenues by affiliation, as well as the portion of total segment revenues that are recurring versus transactional in nature, for the twelve months ended September 30, 2015, respectively, are presented below:

Index

A summary of the services we provide that are captured in this segment include the following:

•	We provide investment services for which we charge sales commissions or asset-based fees based on established schedules.

•
We offer investment advisory services under various financial advisor affiliation options. Fee revenues for such services are computed as either a percentage of the assets in the client account, or a flat periodic fee charged to the client for investment advice.

•	The majority of our U.S. financial advisors are licensed to sell insurance and annuity products through our general insurance agency, Raymond James Insurance Group, Inc. (“RJIG”).

•	Our U.S. financial advisors offer a number of professionally managed load mutual funds, as well as a selection of no-load mutual funds.

•
Clients’ transactions in securities are affected on either a cash or margin basis. These margin loans to clients are collateralized by the securities purchased or by other securities owned by the client. Interest is charged to clients on the amount borrowed. The interest rate charged to a client on a margin loan is based on current interest rates and on the outstanding amount of the loan.

•
We provide certain custodial, trading, research and other back office support and services (including access to clients’ account information and the services of the Asset Management segment) to the independent contractor registered investment advisors with whom we are affiliated.

•
We conduct securities lending activities through our RJ&A subsidiary, where we borrow and lend securities from and to other broker-dealers, financial institutions, and other counterparties. Generally, we conduct these activities as an intermediary (referred to as “Matched Book”). However, RJ&A will also loan client marginable securities held in a margin account containing a debit (referred to as lending from the “Box”) to counterparties. The borrower of the securities puts up a cash deposit on which interest is earned. The lender in turn receives cash and pays interest. The net revenues of the securities lending business are the interest spreads generated on these activities.

•
Through our Alternative Investments Group, we provide diversification strategies and products to qualified clients of our affiliated financial advisors. The Alternative Investments Group provides strategies and products for portfolio investment allocation opportunities where a selective addition of alternative investments that have historically demonstrated lower correlation to traditional market indices may reduce overall portfolio volatility through diversification and increase long-term portfolio performance through a variety of market conditions.

.

Index

CAPITAL MARKETS

Activities conducted in our capital markets segment include: institutional sales, securities trading, equity research, investment banking, syndicate, and the syndication of investments that qualify for tax credits under Section 42 of the Internal Revenue Code. Within our management structure, we distinguish between activities that support equity and fixed income products and services. We primarily conduct these activities in the U.S., Canada, and Europe.

The graphic below provides an indication of the relative portion of this segment’s revenues that are associated with equity securities and products, fixed income securities and products, and our tax credit fund syndication activities.

A summary of the services we provide that are captured in this segment include the following:

Equity Capital Markets activities

•
Institutional sales commissions are earned on equity products fueled by a combination of general market activity and the Capital Markets group’s ability to identify and promote attractive investment opportunities for our institutional clients. Commission amounts on equity transactions are based on trade size and the amount of business conducted annually with each institution.

•
We provide various investment banking services through activities including public and private equity financing for corporate clients, and merger and acquisition advisory services. Our investment banking activities provide a comprehensive range of strategic and financial advisory services tailored to our clients’ business life cycles and backed by our strategic industry focus.

•
In our syndicate operations, professionals coordinate the marketing, distribution, pricing and stabilization of lead and co-managed equity underwritings. In addition to lead and co-managed offerings, this department coordinates the firm’s syndicate and selling group activities in transactions managed by other investment banking firms.

•
Analysts in our domestic research department support our institutional and retail sales efforts and publish research on certain companies. This research primarily focuses on U.S. and Canadian companies in specific industries including agricultural, consumer, energy, clean energy, energy services, financial services, healthcare, industrial, mining and natural resources, forest products, real estate, technology, and communication and transportation. Proprietary industry studies and company-specific research reports are made available to both institutional and individual clients.

Index

Fixed Income activities

•
Institutional sales commissions are earned on fixed income products from institutional clients who purchase both taxable and tax-exempt fixed income products, primarily municipal, corporate, government agency and mortgage-backed bonds. Commission amounts on fixed income products are based on trade size and the characteristics of the specific security involved.

•
We carry inventories of taxable and tax-exempt securities to facilitate institutional sales activities. We trade both taxable and tax-exempt fixed income securities primarily for the purpose of facilitating such sales. The taxable and tax-exempt fixed income traders purchase and sell corporate, municipal, government, government agency, and mortgage-backed bonds, asset-backed securities, preferred stock, and certificates of deposit from and to our clients or other dealers.

•
Our fixed income investment banking services include public finance and debt underwriting activities where we serve as a financial advisor, placement agent or underwriter to various issuers who include municipal agencies (including political subdivisions), housing developers, and non-profit health care institutions. We may also act as a consultant, underwriter, or selling group member for corporate bonds, mortgage-backed securities (“MBS”), whole loans, agency bonds, preferred stock and unit investment trusts. When underwriting new issue securities, we may agree to purchase the issue through a negotiated sale or submit a competitive bid.

•
To facilitate client transactions, hedge a portion of our fixed income securities inventories, or to a limited extent for our own account, we enter into interest rate swaps, futures contracts, and forward foreign exchange contracts as part of our fixed income business activities. In addition, we conduct a “matched book” derivatives business where we may enter into derivative transactions, including interest rate swaps, options, and combinations of those instruments, primarily with government entities and not-for-profit counterparties. In this matched book business, for every derivative transaction we enter into with a client, we enter into an offsetting derivative transaction with a credit support provider who is a third party financial institution.

•
Through our fixed income public finance operations, we enter into forward commitments to purchase Government National Mortgage Association (“GNMA”), or Federal National Mortgage Association (“FNMA”), MBS. The MBS securities are issued on behalf of various state and local housing finance agencies (“HFA”) clients and consist of the mortgages originated through their lending programs.

Tax Credit Fund investment syndication activities

•
In our syndication of tax credit investments, one of our subsidiaries is the general partner or managing member in partnerships and limited liability companies that invest in real estate project entities which qualify for tax credits under Section 42 of the Internal Revenue Code. We earn fees for the origination and sale of these investment products to investors as well as for oversight and management of the investments over the statutory tax credit compliance period.

Index

ASSET MANAGEMENT

Our Asset Management segment operations include Eagle, the Eagle Family of Funds (“Eagle Funds”), asset management operations conducted within our asset management services division for the benefit of our PCG clients (referred to as “AMS”), Raymond James Trust, National Association (“RJ Trust”) a wholly owned subsidiary of RJF, and other fee-based programs. We generate revenues in this segment by providing investment advisory and asset management services to either individual or institutional investment portfolios, along with mutual funds. Investment advisory fee revenues are earned on the assets held in either managed or non-discretionary asset-based programs. As of September 30, 2015, there were $65.2 billion in financial assets held in managed programs and $91.0 billion in financial assets held in non-discretionary asset-based programs.

In managed programs, we are making decisions, in accordance with such programs objectives, about how to invest the assets held in such programs. In non-discretionary asset-based programs, we are providing administrative support to each plan, providing as an example, trade execution, record-keeping, and periodic investor reporting, for assets held in such programs. We generally earn higher fees for managed programs than we do for non-discretionary asset-based programs, which is to be expected given that additional services are provided to managed programs, most notably investment advice.

The graphic below provides the financial assets under management in managed programs by objective.

Index

RJ BANK

RJ Bank provides corporate, securities based loans (“SBL”) and residential loans, as well as Federal Deposit Insurance Corporation (“FDIC”) insured deposit accounts, to clients of our broker-dealer subsidiaries and to the general public. RJ Bank is active in corporate loan syndications and participations. RJ Bank generates net interest revenue principally through the interest income earned on loans and investments, which is offset by the interest expense it pays on client deposits and on its borrowings.

RJ Bank operates primarily from a branch location adjacent to RJF’s corporate office complex in St. Petersburg, Florida. Access to RJ Bank’s products and services is available nationwide through the offices of our affiliated broker-dealers as well as through electronic banking services. RJ Bank’s assets include commercial and industrial (“C&I”) loans, commercial and residential real estate loans, tax-exempt loans, as well as loans fully collateralized by marketable securities. Corporate loans represent approximately 75% of RJ Bank’s loan portfolio of which 90% are U.S. and Canadian syndicated loans. Residential mortgage loans are originated and held for investment or sold in the secondary market. RJ Bank’s liabilities primarily consist of deposits that are cash balances swept from the investment accounts of PCG clients.

RJ Bank has total assets of $14.2 billion at September 30, 2015, which are comprised of the following:

OTHER

Our other segment includes our principal capital and private equity activities as well as certain corporate overhead costs of RJF including the interest cost on our public debt, and the acquisition and integration costs associated with our material acquisitions including, most significantly in fiscal years 2013 and 2012, Morgan Keegan (as hereinafter defined).

Our principal capital and private equity activities include various direct and third party private equity investments; employee investment funds (the “Employee Funds”); and various private equity funds which we sponsor.

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

EMPLOYEES AND INDEPENDENT CONTRACTORS

Our employees and independent contractors (collectively referred to hereinafter as “associates”), are vital to our success in the financial services industry. As of September 30, 2015, we had approximately 11,000 employees, and more than 3,850 independent contractor financial advisors with whom we are affiliated.

Index

OPERATIONS AND INFORMATION PROCESSING

We have operations personnel who are responsible for the processing of securities transactions, custody of client securities, support of client accounts, receipt, identification and delivery of funds and securities, and compliance with certain regulatory and legal requirements for most of our U.S. securities brokerage operations through locations throughout the United States. RJ Ltd. operations personnel have similar responsibilities at our Canadian brokerage operations located in Vancouver, British Columbia.

The information technology department develops and supports the integrated solutions that provide a differentiated platform for our business. This platform is designed to allow our financial advisors to spend more time with their clients and enhance and grow their business.

In the area of information security, we have developed and implemented a framework of principles, policies and technology to protect both our own information assets as well as those we have pertaining to our clients.  Safeguards are applied to maintain the confidentiality, integrity and availability of both client and Company information.

Our business continuity program has been developed to provide reasonable assurance of business continuity in the event of disruptions at our critical facilities. Business departments have developed operational plans for such disruptions, and we have a staff which devotes their full time to monitoring and facilitating those plans. Our business continuity plan continues to be enhanced and tested to allow for continuous business processing in the event of weather-related or other interruptions of operations at our corporate headquarters in Florida, or one of our operations processing or data center sites in Florida, Colorado, Tennessee and Michigan.

We have also developed a business continuity plan for each of our PCG retail branches in the event any of these branches are impacted by severe weather.

COMPETITION

We are engaged in intensely competitive businesses. We compete with many financial services firms, including a number of larger securities firms, most of which are affiliated with major financial services companies, insurance companies, banking institutions and other organizations. We also compete with a number of firms offering web-based financial services and discount brokerage services, usually with lower levels of service, to individual clients. We compete principally on the basis of the quality of our associates, service, product selection, location and reputation in local markets.

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

REGULATION

RJF is subject to the oversight and periodic examination of the Fed. RJ Bank is a national bank regulated by the Office of the Comptroller of the Currency (“OCC”), the Fed, the FDIC, and the Consumer Financial Protection Bureau (“CFPB”). Our broker-dealer subsidiaries are subject to various regulatory authorities which are discussed in the “other regulations applicable to our operations” portion of this section.

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

The financial services industry in the United States is subject to extensive regulation under U.S. federal and state laws.

Index

New rules and regulations resulting from the Dodd-Frank Act

In July 2010, the U.S. government enacted financial services reform legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act enacted sweeping changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act became effective immediately; however, the details of some provisions remain subject to implementing regulations that are yet to be adopted by various applicable regulatory agencies. Furthermore, many provisions of the Dodd-Frank Act are still subject to further rule making procedures and studies and will take effect over several years.

The Dodd-Frank Act instructs U.S. federal banking and other regulatory agencies to conduct hundreds of rule-makings, studies and reports. These regulatory agencies include: the Commodity Futures Trading Commission (the “CFTC”); the Securities and Exchange Commission (the “SEC”); the Fed; the OCC; the FDIC; the CFPB; and the Financial Stability Oversight Council (the “FSOC”). As a result of Dodd-Frank Act rule-making and other regulatory reforms, we are currently experiencing a period of unprecedented change in financial regulation and these changes could have a significant impact on how we conduct certain aspects of our business. Given that much of this regulatory development remains in a state of flux, we cannot specifically quantify the potential impact that such regulations will have on our business and operations (see Item 1A, “Risk Factors,” within this report for further discussion of the potential future impact on our operations). Some of the changes that have been enacted under the Dodd-Frank Act thus far include the following:

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

•
In July 2011, pursuant to the Dodd-Frank Act, the CFPB began operations and was given rulemaking authority for a wide range of consumer protection laws that would apply to all banks and provide broad powers to supervise and enforce federal consumer protection laws. The CFPB has supervisory and enforcement powers under the following consumer protection laws: the Equal Credit Opportunity Act; the Truth in Lending Act; Real Estate Settlement Procedures Act; Fair Credit Reporting Act; Fair Debt Collection Act; the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. At the beginning of fiscal year 2014, the CFPB assumed regulatory authority over RJ Bank for its compliance with various federal consumer protection laws. The CFPB has proposed and finalized many rules since its establishment; the majority of those became effective in early fiscal year 2014. The CFPB has authority to promulgate regulations, issue orders, draft policy statements, conduct examinations, and bring enforcement actions. The creation of the CFPB has led to enhanced enforcement of consumer protection laws. Although the ultimate impact of this heightened scrutiny is uncertain, it could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, remediation efforts and possible penalties.

•
Moreover, in October 2012, under the provisions of the Dodd-Frank Act, the Fed, FDIC and OCC jointly issued final rules requiring certain bank holding companies, state member banks, and savings and loan companies with total assets between $10 billion and $50 billion to conduct annual company-prepared stress tests, report the results to their primary regulator and the Fed, and publish a summary of the results. Under the rules, stress tests must be conducted using certain scenarios (baseline, adverse, and severely adverse), which the Fed provides each year. RJF was required to conduct its first stress test by March 31, 2014. We submitted our initial stress testing results, utilizing data as of September 30, 2013, to the Fed on March 31, 2014. The Dodd-Frank Act also required that RJF begin publicly disclosing a summary of certain stress test results no later than June 30, 2015 for the stress test cycle beginning on October 1, 2014. RJF publicly disclosed the required summary of its stress test results on June 29, 2015, in accordance with the abovementioned stress testing requirements.

•	The Volcker Rule:

Under the provisions of the Dodd-Frank Act, Congress adopted the “Volcker Rule,” which generally prohibits, subject to exceptions, insured depository institutions, bank holding companies and their affiliates (together, “Banking Entities”) from engaging in “proprietary trading” or acquiring or retaining an ownership interest in a hedge fund or private equity fund (“covered funds”). In December 2013, the CFTC, the OCC, the Fed, the FDIC, and the SEC adopted a final version

Index

of the Volcker Rule. Certain elements of the final rule provide for phasing-in over time. However, based upon our latest analysis and understandings of these regulations, we do not anticipate that the Volcker Rule will have a material impact on our results of operations. Nevertheless, due to its complexity and scope, we continue to review the details contained in the Volcker Rule to assess its impact on our operations.

The Volcker Rule prohibits Banking Entities from engaging in proprietary trading, and imposes limitations on the extent to which Banking Entities are permitted to invest in certain “covered funds” (e.g., hedge funds and private equity funds, among others) and requires that such investments be fully deducted from Tier 1 capital. “Proprietary trading” is defined as engaging as principal for the trading account of the banking entity in the purchase or sale of a financial instrument. Under the Volcker Rule’s per-fund limits, a Banking Entity’s aggregate ownership in hedge funds and private equity funds cannot exceed three percent of Tier 1 capital, although the impact of such limit to RJF’s investment portfolio is subject to further analysis. Additionally, Banking Entities engaged in proprietary trading and/or covered fund investments must establish a Volcker Rule-specific compliance program. Congress provided an exemption for certain permitted activities of Banking Entities, such as underwriting, market making, hedging, and risk management.

The Volcker Rule became effective as of April 1, 2014 and all covered entities, including RJF, were required to conform to the Volcker Rule’s provisions on July 21, 2015 (the “conformance period”). However, on December 18, 2014, the Fed issued an order extending for an additional year the Volcker Rule conformance period for Banking Entities to conform their investments in and relationships with covered funds that may be subject to the Volcker Rule, and were in place prior to December 31, 2014 (“Legacy Funds”). The order also announced the Fed’s intention to grant an additional one-year extension of the conformance period until July 21, 2017. This extension, however, only applies to Legacy Funds. No extension was granted for the conformance period for proprietary trading activities. Banking Entities may still apply for an additional five-year extension for continued investments with respect to an illiquid fund. Such an extension will only be granted after a demonstration that the investment is necessary to fulfill a contractual commitment effective on May 1, 2010.

We currently maintain a number of private equity investments, some of which meet the definition of “covered funds” and therefore are subject to certain limitations under the covered funds provisions of the Volcker Rule. The amount of future investments of this nature that we may make may be limited in order to maintain compliance levels specified by the Volcker Rule. Further, subsequent interpretations of what constitutes “covered funds” under the final Volcker Rule may adversely impact our operations. The recent extension of the conformance deadline provides us additional time to assess our holdings in the context of the new regulations and execute appropriate strategies to be in conformance with the Volcker Rule.

•
In July 2013, the OCC, the Fed and the FDIC released final United States Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Act. The rule increases the quantity and quality of regulatory capital, establishes a capital conservation buffer, and makes selected changes to the calculation of risk-weighted assets. The rule became effective for RJF on January 1, 2015, subject to a phase-in period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and certain regulatory capital adjustments and deductions. While we continue to evaluate the impact of these rules on both RJF and RJ Bank, based on our current analyses, we believe that both RJF and RJ Bank meet all capital adequacy requirements under the final rules. However, the increased capital requirements could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition and prospects could be adversely affected. See Item 1A, “Risk Factors,” within this report for more information.

•
In July 2014, the SEC adopted amendments to the rules that govern money market mutual funds. The amendments make structural and operational reforms to address risks of excessive withdrawals over relatively short time frames by investors from money market funds, while preserving the benefits of the funds.  We do not sponsor any money market funds.  We utilize such funds in limited circumstances for our own investment purposes, and offer to our clients money market funds that are sponsored by third parties as one of several cash sweep alternatives.

•
In September 2013, the SEC issued final rules regarding the mandatory registration of “municipal advisors” as required under the Dodd-Frank Act. These rules, which became effective on July 1, 2014 impose a fiduciary duty on municipal advisors when advising municipal entities, may result in the need for new written representations by issuers, and may limit the manner in which we, in our capacity as an underwriter or in our other professional roles, interact with municipal issuers. We registered as a municipal advisor with the SEC in 2014; by virtue of such registration our municipal finance business is now subject to additional regulation and oversight by the SEC. In August 2014, the SEC also announced that it will undertake a two-year review of municipal advisors as part of an exam initiative. Moreover, forthcoming rulemaking

Index

by the Municipal Securities Rulemaking Board may cause further changes to the manner in which state and local government are able to interact with outside finance professionals. These new rules may impact the nature of our interactions with public finance clients, and may also have a negative short-term impact on the volume of public finance financing transactions while the industry attempts to adapt to the new regulatory landscape. However, we do not expect these new rules to have a materially adverse impact on our public finance results of operations (which are included in our Capital Markets segment).
Other regulations applicable to our operations

The SEC is the federal agency charged with administration of the federal securities laws. Financial services firms are also subject to regulation by state securities commissions in those states in which they conduct business. RJ&A and RJFS are currently registered as broker-dealers in all 50 states. The SEC recently adopted amendments, most of which were effective October 2013, to its financial responsibility rules, including changes to the net capital rule, the customer protection rule, the record-keeping rules and the notification rules applicable to our broker-dealer subsidiaries. We are currently evaluating the impact of these amendments on our broker-dealer subsidiaries; however, based on our current analyses, we do not believe they will have a material adverse effect on any of our broker-dealer subsidiaries. Pursuant to the Dodd-Frank Act, the SEC was charged with considering whether broker-dealers should be subject to a standard of care similar to the fiduciary standard applicable to registered investment advisors. It is not clear whether the SEC will determine that a heightened standard of conduct should be applicable to broker-dealers. Financial services firms are subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. Outside of the United States, we have additional offices in Europe, Canada and Latin America that are subject to local regulatory bodies in these territories.

Much of the regulation of broker-dealers in the United States and Canada, however, has been delegated to self-regulatory organizations (“SROs”), the Financial Industry Regulatory Authority (“FINRA”), the Investment Industry Regulatory Organization of Canada (“IIROC”) and securities exchanges. These SROs adopt and amend rules for regulating the industry, subject to the approval of government agencies. These SROs also conduct periodic examinations of member broker-dealers.

The SEC, SROs and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and may adversely impact the reputation of a broker-dealer.

Our U.S. broker-dealer subsidiaries are required by federal law to be members of the Securities Investors Protection Corporation (“SIPC”). The SIPC was established under the Securities Investor Protection Act, and oversees the liquidation of broker-dealers during liquidation or financial distress. The SIPC fund provides protection for cash and securities held in client accounts up to $500,000 per client, with a limitation of $250,000 on claims for cash balances. We have purchased excess SIPC coverage through various syndicates of Lloyd’s, a London-based firm that holds an “A+” rating from Standard and Poor’s, and an “AA-” rating from Fitch Ratings. Excess SIPC insurance is fully protected by the Lloyd’s trust funds and Lloyd’s Central Fund (the “Excess SIPC Insurer”). For RJ&A, the additional protection currently provided has an aggregate firm limit of $750 million for cash and securities, including a sub-limit of $1.9 million per client for cash above basic SIPC coverage. Account protection applies when a SIPC member fails financially and is unable to meet obligations to clients. This coverage does not protect against market fluctuations. RJF has provided an indemnity to the Excess SIPC Insurer against any and all losses they may incur associated with the excess SIPC insurance policies.

During fiscal year 2015, the Department of Labor (the “DOL”) proposed a new rule enhancing standards for individuals providing investment advice to retirement plans, their participants, or beneficiaries. We are continuing our study and evaluation of the proposal. The total impact of the standard, once finalized and implemented, on our business is unknown at this time.

RJ Ltd. is currently registered in all provinces and territories in Canada. The financial services industry in Canada is subject to comprehensive regulation under both federal and provincial laws. Securities commissions have been established in all provinces and territorial jurisdictions, which are charged with the administration of securities laws. Investment dealers in Canada are also subject to regulation by SROs, which are responsible for the enforcement of, and conformity with, securities legislation for their members and have been granted the powers to prescribe their own rules of conduct and financial requirements of members. RJ Ltd. is regulated by each of the securities commissions in the jurisdictions of registration, as well as by the SROs and IIROC.

IIROC requires that RJ Ltd. be a member of the Canadian Investors Protection Fund (the “CIPF”). The primary role of the CIPF is investor protection. The CIPF Board of Directors determines the fund size required to meet its coverage obligations and sets a quarterly assessment rate. Dealer members are assessed the lesser of 1% of revenue or a risk-based assessment. The CIPF provides protection for securities and cash held in client accounts up to $1 million Canadian currency (“CDN”) per client, with separate coverage of CDN $1 million for certain types of accounts. This coverage does not protect against market fluctuations.

Index

See Note 26 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on SEC, FINRA and IIROC regulations pertaining to broker-dealer regulatory minimum net capital requirements.

Our investment advisory operations, including the mutual funds that we sponsor, are also subject to extensive regulation in the United States. Our U.S. asset managers are registered as investment advisors with the SEC under the Investment Advisers Act of 1940, and are also required to make notice filings in certain states. Virtually all aspects of our asset management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the asset management clients.

RJF is under the supervision of, and subject to the rules, regulations, and periodic examination by the Fed. Additionally, RJ Bank is subject to the rules and regulations of the OCC, the Fed, the FDIC and the CFPB. Collectively, these rules and regulations cover all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, transactions with affiliates, and conduct and qualifications of personnel.

RJ Bank is also subject to the Community Reinvestment Act (the “CRA”). The CRA is intended to encourage banks to help meet the credit needs of their communities, including low and moderate income neighborhoods, consistent with safe and sound bank operations. Under the CRA, the federal banking agencies (i.e., the Fed, the FDIC and the OCC) are required to periodically examine and assign to each bank a public CRA rating (“outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance”). Members of the public may submit comments on a bank’s performance, which will be considered as part of its performance evaluation. The results of the evaluation, together with the bank’s CRA rating, are also taken into consideration when evaluating mergers, acquisitions, and applications to open a branch or facility. RJ Bank could face additional requirements and limitations should it fail to adequately meet the criteria stipulated under the CRA.

Both RJF as a financial holding company, and RJ Bank, are subject to various capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the financial results of RJF and RJ Bank. Under capital adequacy guidelines, RJF and RJ Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification for RJF and RJ Bank are also subject to the qualitative judgments of U.S. regulators based on components of capital, risk-weightings of assets, off-balance sheet transactions, and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJF, as a financial holding company, and RJ Bank, to maintain minimum amounts and ratios of Common equity Tier 1, Tier 1 and Total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). See Item 7, “Regulatory” in this report and Note 26 of the Notes to Consolidated Financial Statements in this Form 10-K, for further information.

Index

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the registrant (which includes officers of certain significant subsidiaries) are as follows:

Jennifer C. Ackart	51	Senior Vice President since August, 2009 and Controller since February, 1995

Bella Loykhter Allaire	62
Executive Vice President - Technology and Operations - Raymond James & Associates, Inc. since June, 2011; Managing Director and Chief Information Officer, UBS Wealth Management Americas, November, 2006 - January, 2011

Paul D. Allison	59	Chairman, President and CEO - Raymond James Ltd. since January, 2009; Co-President and Co-CEO - Raymond James Ltd., August, 2008 - January, 2009

John C. Carson, Jr.	59
President since April, 2012; President - Morgan Keegan & Company, LLC, formerly known as Morgan Keegan & Company, Inc., since July, 2013; Chief Executive Officer and Executive Managing Director - Morgan Keegan & Company, Inc., March, 2008 - July, 2013

George Catanese	56	Senior Vice President since October, 2005 and Chief Risk Officer since February, 2006

Scott A. Curtis	53	President - Raymond James Financial Services, Inc., since January, 2012; Senior Vice President - Private Client Group - Raymond James & Associates, Inc., July, 2005 - December 2011

Jeffrey A. Dowdle	51
Executive Vice President - Asset Management Group, since February, 2014; President - Asset Management Services - Raymond James & Associates, Inc., January, 2005 - February 2014; Senior Vice President - Raymond James & Associates, Inc., January, 2005 - February, 2014

Tashtego S. Elwyn	44	President - Private Client Group - Raymond James & Associates, Inc., since January, 2012; Regional Director - Raymond James & Associates, Inc., October, 2006 - December, 2011

Jeffrey P. Julien	59	Executive Vice President - Finance since August, 2009, Chief Financial Officer since April, 1987 and Treasurer since February, 2011; Director and/or officer of several RJF subsidiaries

Paul L. Matecki	59	Senior Vice President since February, 2000, General Counsel since February, 2005 and Secretary since February, 2006

Steven M. Raney	50	President and CEO - Raymond James Bank, N.A. since January, 2006

Paul C. Reilly	61	Chief Executive Officer since May, 2010; Director since January, 2006; President, May, 2009 - April, 2010

Jeffrey E. Trocin	56
President - Global Equities and Investment Banking - Raymond James & Associates, Inc. since July, 2013; Executive Vice President - Equity Capital Markets - Raymond James & Associates, Inc., February 2001 - July, 2013

Dennis W. Zank	61
Chief Operating Officer since January, 2012; Chief Executive Officer - Raymond James & Associates, Inc. since January, 2012; President - Raymond James & Associates, Inc., December, 2002 - December, 2011

Except where otherwise indicated, the executive officer has held his or her current position for more than five years.

Index

OTHER INFORMATION

Our Internet address is www.raymondjames.com. We make available on our website, free of charge and in printer-friendly format including “.pdf” file extensions, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Item 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, liquidity and the trading price of our common stock or our senior notes which are listed on the NYSE. The list of risk factors provided below is not exhaustive; there may be factors not discussed below or in this Form 10-K that adversely impact our results of operations, harm our reputation or inhibit our ability to generate new business prospects.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Damage to our reputation could damage our businesses.

Maintaining our reputation is critical to attracting and maintaining clients, customers, investors and associates. If we fail to deal with, or appear to fail to deal with, issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues include, but are not limited to, any of the risks discussed in this Item 1A, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money laundering, cybersecurity and privacy, recordkeeping, sales and trading practices, failure to sell securities we have underwritten at the anticipated price levels, and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our products. A failure to maintain appropriate standards of service and quality, or a failure or perceived failure to treat customers and clients fairly, can result in client dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation. Further, negative publicity regarding us, whether or not true, may also harm our future business prospects.

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

At times over the last several years we have experienced operating cycles during weak and uncertain U.S. and global economic conditions, including low levels of economic output, artificially maintained levels of historically low interest rates, relatively high rates of unemployment, and significant uncertainty with regards to fiscal and monetary policy both domestically and abroad. These

Index

conditions led to several changes in the global financial markets that from time to time negatively impacted our net revenue and profitability. While the global financial markets have showed general signs of improvement, uncertainty remains. A period of sustained downturns and/or volatility in the securities markets, prolonged continuation of the artificially low level of short term interest rates, a return to increased dislocations in the credit markets, reductions in the value of real estate, and other negative market factors could significantly impair our revenues and profitability. We could experience a decline in commission revenue from a lower volume of trades we execute for our clients, a decline in fees from reduced portfolio values of securities managed on behalf of our clients, a reduction in revenue from the number and size of transactions in which we provide underwriting, financial advisory and other services, increased credit provisions and charge-offs, losses sustained from our customers’ and market participants’ failure to fulfill their settlement obligations, reduced net interest earnings, and other losses. These periods of reduced revenue and other losses could be accompanied by periods of reduced profitability because certain of our expenses including but not limited to our interest expense on debt, rent, facilities and salary expenses are fixed and, our ability to reduce them over short periods of time is limited.

U.S. markets may also be impacted by political and civil unrest occurring in the Middle East and in Eastern Europe and Russia. Concerns about the European Union’s (“EU”) sovereign debt in recent years, including the Greek government bailout, has caused uncertainty and disruption for financial markets globally. Continued uncertainties loom over the outcome of the EU’s financial support programs and the possibility exists that other EU member states may experience similar financial troubles in the future. Any negative impact on economic conditions and global markets from these matters could adversely affect our business, financial condition and liquidity.

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

U.S. state and local governments also continue to struggle with budget pressures caused by the ongoing less than optimal economic environment and ongoing concerns regarding municipal issuer credit quality. If these trends continue or worsen, investor concerns could potentially reduce the number and size of transactions in which we participate and, in turn, reduce investment banking revenues. In addition, such factors could adversely affect the value of the municipal securities we hold in our trading securities portfolio.

RJ Bank is particularly affected by economic conditions in North America. Market conditions in the United States and Canada can be assessed through the following metrics: the level and volatility of interest rates; the rates of unemployment and under-employment; real estate prices; the level of consumer confidence; changes in consumer spending; and the number of personal bankruptcies, among others. The deterioration of these factors can diminish loan demand, lead to an increase in mortgage and other loan delinquencies, affect loan repayment performance and result in higher reserves and net charge-offs, which can adversely affect our earnings.

Lack of liquidity or access to capital could impair our business and financial condition.

Maintaining an appropriate level of liquidity, or the amount of capital that is readily available for investment, spending, or to meet our contractual obligations, is essential to our business. Our inability to maintain adequate levels of capital in the form of cash and readily available access to the credit and capital markets could have a significant negative effect on our financial condition. If liquidity from our brokerage or banking operations is inadequate or unavailable, we may be required to scale back or curtail our operations, including limiting our efforts to recruit additional financial advisors, selling assets at prices that may be less favorable to us, and cutting or eliminating the dividends we pay to our shareholders. Some potential conditions that could negatively affect our liquidity include the inability of our subsidiaries to generate cash in the form of dividends from earnings, changes imposed by regulators to our liquidity or capital requirements in our subsidiaries that may prevent the upstream of dividends in the form of cash to the parent company, limited or no accessibility to credit markets for secured and unsecured borrowings by our subsidiaries, diminished access to the capital markets for our company, and other commitments or restrictions on capital as a result of adverse legal settlements, judgments, or regulatory sanctions.

The availability of outside financing, including access to the credit and capital markets, depends on a variety of factors, such as conditions in the debt and equity markets, the general availability of credit, the volume of securities trading activity, the overall availability of credit to the financial services sector, and our credit ratings. Our cost and availability of funding may be adversely

Index

affected by illiquid credit markets and wider credit spreads. Additionally, lenders may from time to time curtail, or even cease to provide, funding to borrowers as a result of future concerns over the strength of specific counterparties, as well as the stability of markets generally.

If our credit ratings were downgraded, or if rating agencies indicate that a downgrade may occur, our business, financial position, and results of operations could be adversely affected, perceptions of our financial strength could be damaged, and as a result, adversely affect our relationships with clients. Such a reduction in our credit ratings could also adversely affect our liquidity and competitive position, increase our incremental borrowing costs, limit our access to the capital markets, trigger obligations under certain financial agreements, or decrease the number of investors, clients and counterparties willing or permitted to do business with or lend to us, thereby curtailing our business operations and reducing profitability.

We may not be able to successfully obtain additional outside financing to fund our operations on favorable terms, or at all. The impact of a credit rating downgrade to a level below investment grade would result in our breaching provisions in certain of our derivative instruments, and may result in a request for immediate payment and/or ongoing overnight collateralization on our derivative instruments in liability positions (see Note 18 of the Notes to Consolidated Financial Statements in this Form 10-K for such information as of September 30, 2015). A credit downgrade would also result in RJF incurring a higher commitment fee on any unused balance on its $300 million revolving credit facility executed on August 6, 2015, in addition to triggering a higher interest rate applicable to any borrowings outstanding on the line as of and subsequent to such downgrade (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Sources of Liquidity” for information on this revolving credit facility).

Furthermore, as a bank holding company, we may become subject to a prohibition or to limitations on our ability to pay dividends or repurchase our stock. The OCC, the Fed, the FDIC, and the SEC (through FINRA) have the authority, and under certain circumstances the duty, to prohibit or to limit the payment of dividends by the subsidiaries to their parent, for the subsidiaries they supervise.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this report for additional information on liquidity and how we manage our liquidity risk.

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

Market risk is inherent in the financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, derivatives, and venture capital and private equity investments. Market conditions that change from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity prices, relative exchange rates, and price deterioration or changes in value due to changes in market perception or actual credit quality of an issuer.

In addition, disruptions in the liquidity or transparency of the financial markets may result in our inability to sell, syndicate or realize the value of security positions, thereby leading to increased concentrations. The inability to reduce our positions in specific securities may not only increase the market and credit risks associated with such positions, but also increase the level of risk-weighted assets on our balance sheet, thereby increasing capital requirements, which could have an adverse effect on our business results, financial condition and liquidity.

Our venture capital and private equity investments are carried at fair value with unrealized gains and losses reflected in earnings. The value of our private equity portfolios can fluctuate and earnings from our venture capital investments can be volatile and difficult to predict. When, and if, we recognize gains can depend on a number of factors, including general economic conditions, the prospects of the companies in which we invest, when these companies go public, the size of our position relative to the public float and whether we are subject to any resale restrictions. Further, our investments could incur significant mark-to-market losses, especially if they have been written up in prior periods because of higher market prices.

Index

See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report for additional information regarding our exposure to and approaches to managing market risk.

We are exposed to credit risk.

We are generally exposed to the risk that third parties that owe us money, securities or other assets will fail to meet their performance obligations due to numerous causes, including bankruptcy, lack of liquidity, or operational failure, among others.

We actively buy and sell securities from and to clients and counterparties in the normal course of our broker-dealers market making and underwriting businesses, which exposes us to credit risk. Although generally collateralized by the underlying security to the transaction, we still face the risk associated with changes in the market value of collateral through settlement date. We also hold certain securities, loans and derivatives in our trading accounts. Deterioration in the actual or perceived credit quality of the underlying issuers of securities or loans, or the non-performance of issuers and counterparties to certain derivative contracts could result in trading losses.

We borrow securities from, and lend securities to, other broker-dealers, and may also enter into agreements to repurchase and/or resell securities as part of investing and financing activities. A sharp change in the security market values utilized in these transactions may result in losses if counterparties to these transactions fail to honor their commitments.

We manage the risk associated with these transactions by establishing and monitoring credit limits, as well as by monitoring collateral and transaction levels on a daily basis. A significant deterioration in the credit quality of one of our counterparties could lead to concerns in the market about the credit quality of other counterparties in the same industry, thereby exacerbating our credit risk exposure. We may require counterparties to deposit additional collateral or substitute collateral pledged. In the case of aged securities failed to receive, we may, under industry regulations, purchase the underlying securities in the market and seek reimbursement for any losses from the counterparty.

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

We deposit our cash in depository institutions as a means of maintaining the liquidity necessary to meet our operating needs, and we also facilitate the deposit of cash awaiting investment in depository institutions on behalf of our clients. A failure of a depository institution to return these deposits could severely impact our operating liquidity, result in significant reputational damage, and adversely impact our financial performance.

We also incur credit risk by lending to businesses and individuals through the offering of: C&I loans, commercial and residential mortgage loans, tax-exempt loans, home equity lines of credit, and margin and non-purpose loans collateralized by securities, among others. We incur credit risk through our investments, which include MBS, collateralized mortgage obligations, auction rate securities, and other municipal securities.

Our credit risk and credit losses can increase if our loans or investments are concentrated among borrowers or issuers engaged in the same or similar activities, industries, geographies, or to borrowers or issuers who as a group may be uniquely or disproportionately affected by economic or market conditions. The deterioration of an individually large exposure, for example due to natural disasters, health emergencies or pandemics, acts of terrorism, severe weather events or other adverse economic events, could lead to additional loan loss provisions and/or charges-offs, or credit impairment of our investments, and subsequently have a material impact on our net income and regulatory capital.

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

Index

Our business depends on fees generated from the distribution of financial products, fees earned from the management of client accounts by our asset management subsidiaries, and on advisory fees.

A large portion of our revenues are derived from fees generated from the distribution of financial products, such as mutual funds and variable annuities. Changes in the structure or amount of the fees paid by the sponsors of these products could directly affect our revenues, business and financial condition. In addition, if these products experience losses or increased investor redemptions, we may receive lower fee revenue from the investment management and distribution services we provide on behalf of the mutual funds and annuities. The investment management fees we are paid may also decline over time due to factors such as increased competition, renegotiation of contracts and the introduction of new, lower-priced investment products and services. Changes in market values or in the fee structure of asset management accounts would affect our revenues, business and financial condition. Asset management fees often are primarily comprised of base management and incentive fees. Management fees are primarily based on assets under management (“AUM”). AUM balances are impacted by net inflow/outflow of client assets and market values. Below-market investment performance by our funds and portfolio managers could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new investors and thus further impact our business and financial condition. If we were to experience the loss of managed accounts, our fee revenue would decline. In addition, in periods of declining market values, our asset values under management may resultantly decline, which would negatively impact our fee revenues.

Our underwriting, market-making, trading, and other business activities place our capital at risk.

We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities which we have underwritten at the anticipated price levels. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. As a market maker, we may own positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified. In addition, we may incur losses as a result of proprietary positions we hold in connection with our market making or underwriting activities.

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

Index

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

Under the definitive stock purchase agreement, dated January 11, 2012, entered into by RJF and Regions, governing our acquisition of Morgan Keegan (the “SPA”), Regions has ongoing obligations to continue to indemnify RJF with respect to certain litigation as well as other matters. Specifically, the terms of the SPA provide that Regions will indemnify RJF for losses incurred in connection with legal proceedings pending as of the closing date, April 2, 2012, or commenced thereafter and related to pre-closing matters that are received prior to April 2, 2015, as well as any cost of defense pertaining thereto. RJF is relying on Regions to continue fulfilling its indemnification obligations under the SPA with respect to such matters. Our inability to enforce these indemnification provisions, or our failure to recover losses for which we are entitled to be indemnified, could result in our incurring significant costs for defense, settlement, and any adverse judgments, and resultantly have an adverse effect on our results of operations, financial condition, and our regulatory capital levels.

See Note 21 of the Notes to Consolidated Financial Statements in this Form 10-K for further information regarding the indemnification from Regions.

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

We compete directly with national full service broker-dealers, investment banking firms, and commercial banks, and to a lesser extent, with discount brokers and dealers and investment advisors. In addition, we face competition from more recent

Index

entrants into the market and increased use of alternative sales channels by other firms. We also compete indirectly for investment assets with insurance companies, real estate firms and hedge funds, among others. This competition could cause our business to suffer.

To remain competitive, our future success also depends in part on our ability to develop and enhance our products and services. The inability to develop new products and services, or enhance existing offerings, could have a material adverse effect on our profitability. In addition, we may incur substantial expenditures to keep pace with the constant changes and enhancements being made in technology, including improvements made to internet connectivity, networking and telecommunications systems.

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

Index

or identify new operational risks that may arise from such changes. Increasing use of automated technology has the potential to amplify risks from manual or system processing errors, including outsourced operations.

Our existing business contingency plan is intended to ensure that we have the ability to recover our critical business functions and supporting assets, including staff and technology, in the event of a systemic business interruption. Despite the diligence we have applied to the development and testing of our plans, due to unforeseen factors, our ability to conduct business may in any case be adversely affected by a disruption involving physical site access, catastrophic events including weather related events, events involving electrical, environmental or communications malfunctions, as well as events impacting services provided by others that we rely upon which could impact our employees or third parties with whom we conduct business.

See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report for additional information regarding our exposure to and approaches to managing operational risk.

Associate misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subject us to significant legal liability and reputational harm.

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

Our continued success depends, in part, upon our ability to: successfully maintain and upgrade the capability of our technology systems; address the needs of our clients by using technology to provide products and services that satisfy their demands; and retain skilled information technology employees. Failure of our technology systems, which could result from events beyond our control, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients, violations of applicable privacy and other applicable laws and regulatory sanctions.

The expectations of sound operational and informational security practices have risen among our clients and customers, the public at large and regulators. Thus, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, cyberattacks and breakdowns. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although cyber security incidents among financial services firms are on the rise, we have not experienced any material losses relating to cyberattacks or other information security breaches. However, there can be no assurances that we will not suffer such losses in the future. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code and other events that could have an impact on the security and stability of our operations.

Notwithstanding the precautions taken by us and measures put in place, if one or more of these events were to occur, this could jeopardize the information we confidentially maintain, including that of our clients and counterparties, which is processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our clients and counterparties. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications.

Index

We may also be subject to litigation and financial losses that are neither insured nor covered under any of our current insurance policies. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators.

Extraordinary trading volumes beyond reasonably foreseeable spikes could cause our computer systems to operate at an unacceptably slow speed or even fail entirely. While we have invested resources to maintain the reliability and scalability of our systems and maintain hardware to address extraordinary volumes, there can be no assurance that our systems will be sufficient to handle truly extraordinary and unforeseen circumstances. Systems failures and delays could occur and could cause, among other things, unanticipated disruptions in service to our clients or slower system response times, resulting in client dissatisfaction due to transactions not being processed as quickly as desired.

In providing services to clients, we may manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we may be subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws governing the protection of personally identifiable information and international laws. These laws and regulations are increasing in complexity and number. If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and related revenue. Potential liability in the event of a security breach of client data could be significant. Depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages.

See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report for additional information regarding our exposure to and approaches for managing these types of operational risks.

Our operations could be adversely affected by serious weather conditions.

Certain of our principal operations are located in St. Petersburg, Florida. While we have a business continuity plan that permits significant operations to be conducted out of our Southfield, Michigan and Memphis, Tennessee locations and our information systems processing to be conducted out of our information technology data center in the Denver, Colorado area, our operations could be adversely affected by hurricanes or other serious weather conditions that could affect the processing of transactions, communications, and the ability of our associates to get to our offices, or work from home. Refer to the “we are exposed to credit risk” risk factor in this Item 1A for a discussion of how events, including weather events, could adversely impact RJ Bank’s loan portfolio. Refer to the “we are exposed to operational risk” risk factor in this Item 1A for a discussion of how weather-related events could impact our ability to conduct business.

We are exposed to litigation risks, which could materially and adversely impact our business operations and prospects.

Many aspects of our business involve substantial risks of liability arising out of the normal course of business. We have been named as a defendant or co-defendant in lawsuits and arbitrations involving primarily claims for damages. The risks associated with potential litigation often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. Unauthorized or illegal acts of our associates could result in substantial liability. The failure of our advisors to fully understand investor needs or risk tolerances may result in the recommendation or purchase of a portfolio of assets that may not be suitable for the investor. To the extent we fail to fully understand our clients or improperly advise them, we could be found liable for losses suffered by such clients, which could harm our business. Our Private Client Group business segment has historically been more susceptible to litigation than our institutional businesses.

In highly volatile markets, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions has historically increased. These risks include potential liability under securities laws or other laws for: alleged materially false or misleading statements made in connection with securities offerings and other transactions; issues related to the suitability of our investment advice based on our clients’ investment objectives; the inability to sell or redeem securities in a timely manner during adverse market conditions; contractual issues; employment claims; and potential liability for other advice we provide to participants in strategic transactions. Substantial legal liability could have a material adverse financial impact or cause us significant reputational harm, which in turn could seriously harm our business and future business prospects.

In addition to the foregoing financial costs and risks associated with potential liability, the costs of defending individual litigation and claims continue to increase over time. The amount of outside attorneys’ fees incurred in connection with the defense of litigation and claims could be substantial and might materially and adversely affect our results of operations.

Index

With regard to Morgan Keegan, a number of the types of claims and matters described above arising prior to our acquisition, that are received prior to April 2, 2015, are subject to indemnification from Regions. Refer to the separate risk factor in this section entitled “Regions may fail to honor its indemnification obligations associated with Morgan Keegan matters” for a discussion of the risks associated with these indemnifications.

See Item 3, “Legal Proceedings” in this report for a discussion of our legal matters and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report for a discussion regarding our approach to managing legal risk.

The preparation of the consolidated financial statements requires the use of estimates that may vary from actual results and new accounting standards could adversely affect future reported results.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions may require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. One of our most critical estimates is RJ Bank’s allowance for loan losses. At any given point in time, conditions in the real estate and credit markets may increase the complexity and uncertainty involved in estimating the losses inherent in RJ Bank’s loan portfolio. If management’s underlying assumptions and judgments prove to be inaccurate, one outcome could be that the allowance for loan losses could be insufficient to cover actual losses. Our financial condition, including our liquidity and capital, and results of operations could be materially and adversely impacted. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates,” in this report for additional information on the nature of these estimates.

Our financial instruments, including certain trading assets and liabilities, available for sale securities including Auction Rate Securities (“ARS”), certain loans, intangible assets and private equity investments, among other items, require management to make a determination of their fair value in order to prepare our consolidated financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means, which ultimately rely to some degree on our subjective judgment. Some of these instruments and other assets and liabilities may have no direct observable inputs, making their valuation particularly subjective and, consequently, based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain securities may make it more difficult to value certain items, which may lead to the possibility that such valuations will be subject to further change or adjustment, as well as declines in our earnings in subsequent periods.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. The Financial Accounting Standards Board (the “FASB”) and the SEC have at times revised the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. For further discussion of some of our significant accounting policies and standards, see the “Critical Accounting Estimates” discussion within Item 7 in this report, and Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K.

In December 2012, the FASB issued a proposed standard on accounting for credit losses. The standard would replace multiple existing impairment models, including the replacement of the “incurred loss” model for loans with an “expected loss” model. The FASB announced it will establish the effective date when it issues the final standard. We cannot predict when a final standard will be issued, when it will be made effective, what its final provisions will encompass, or the potential impact its eventual adoption may have on our retained earnings.

Our risk management and conflicts of interest policies and procedures may leave us exposed to unidentified or unanticipated risk.

We seek to manage, monitor and control our operational, legal and regulatory risk through operational and compliance reporting systems, internal controls, management review processes and other mechanisms; however, there can be no assurance that our procedures will be fully effective. Our banking and trading processes seek to balance our ability to profit from banking and trading positions with our exposure to potential losses. While we utilize limits and other risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate unforeseen economic and financial outcomes or the specifics and timing of such outcomes.

Index

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

Financial services firms are subject to numerous conflicts of interest or perceived conflicts, all of which are under growing scrutiny by federal and state regulators in the United States. Our risk management processes include addressing potential conflicts of interest that arise in our business. We have procedures and controls in place to address conflicts of interest. Management of potential conflicts of interest has become increasingly complex as we expand our business activities through numerous transactions, obligations and interests with and among our clients. The actual or perceived failure to adequately address conflicts of interest could affect our reputation, the willingness of clients to transact business with us or give rise to litigation or regulatory actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could cause material harm to us.

For more information on how we monitor and manage market and certain other risks, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report.

We are exposed to risk from international markets.

We do business in other parts of the world, including a few developing regions commonly known as emerging markets, and as a result, are exposed to a number of risks, including economic, market, litigation and regulatory risks. Our businesses and revenues derived from non-U.S. operations are subject to risk of loss from currency fluctuations, social or political instability, less established regulatory regimes, changes in governmental policies or policies of central banks, downgrades in the credit ratings of sovereign countries, expropriation, nationalization, confiscation of assets and unfavorable legislative, economic and political developments. Action or inaction in any of these operations, including failure to follow proper practices with respect to regulatory compliance and/or corporate governance, could harm our operations and our reputation. We also invest or trade in the securities of corporations located in non-U.S. jurisdictions. Revenues from the trading of non-U.S. securities also may be subject to negative fluctuations as a result of the abovementioned factors. The impact of these fluctuations could be magnified because non-U.S. trading markets, particularly in emerging market countries, are generally smaller and less developed, less liquid and more volatile than U.S. trading markets. Additionally, a political, economic or financial disruption in a country or region could adversely impact our business and increase volatility in financial markets generally.

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

RISKS RELATED TO OUR REGULATORY ENVIRONMENT

Financial services firms have been subject to increased regulatory scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

Firms in the financial services industry have been operating in an onerous regulatory environment, which will become even more stringent in light of recent well-publicized failures of regulators to detect and prevent fraud. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, the Fed, the OCC and the CFPB, in addition to stock exchanges, FINRA and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and SROs. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many different aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to continue operating particular businesses. For example, the failure to comply with the obligations imposed by the Exchange Act on broker-dealers and the Investment Advisers Act of 1940 on investment advisers, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities,

Index

or by the Investment Company Act of 1940 (the “1940 Act”), could result in investigations, sanctions and reputational damage. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or SROs (e.g., FINRA) that supervise the financial markets. Substantial legal liability or significant regulatory action taken against us could harm our business prospects through adverse financial effects and reputational harm.

Changes in regulations resulting from either the Dodd-Frank Act or any new regulations or laws may affect our businesses.

The market and economic conditions over the past several years have directly led to a demand by the public for changes in the way the financial services industry is regulated, including a call for more stringent legislation and regulation in the United States and abroad. The Dodd-Frank Act enacted sweeping changes and an unprecedented increase in the supervision and regulation of the financial services industry (see Item 1, “Regulation,” in this report for a discussion of such changes, including the Volcker Rule). The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy at large cannot be specifically ascertained until all of the implementing regulations called for under the legislation have been finalized and fully implemented. Nevertheless, it is apparent that these legislative and regulatory changes could affect our revenue, limit our ability to pursue business opportunities, impact the value of our assets, require us to alter at least some of our business practices, impose additional costs, and otherwise adversely affect our businesses.

The Dodd-Frank Act impacts the manner in which we market our products and services, manage our business and operations, and interact with regulators, all of which could materially impact our results of operations, financial condition and liquidity. Certain provisions of the Dodd-Frank Act that have or may impact our businesses include: the establishment of a fiduciary standard for broker-dealers; regulatory oversight of incentive compensation; the imposition of capital requirements on financial holding companies and to a lesser extent, greater oversight over derivatives trading; and restrictions on proprietary trading. There is also increased regulatory scrutiny (and related compliance costs) as we continue to grow and surpass certain thresholds established under the Dodd-Frank Act. These include, but are not limited to, RJ Bank’s oversight by the CFPB. The CFPB has been active in investigating products, services, and operations of credit providers, including banks, for compliance with various consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Real Estate Settlement Procedures Act. Any actions taken by the CFPB could result in requirements to alter or cease offering affected products and services, make them less attractive, and restrict our ability to offer them, in addition to increasing our regulatory and compliance costs. To the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.

In December 2013, the final version of the Volcker Rule was adopted (see Item 1, “Regulation,” in this report for discussion of the Volcker Rule) and became effective April 1, 2014. We were required to comply with the Volcker Rule’s provisions starting on July 21, 2015. Although we have not historically engaged in significant levels of proprietary trading for our own trading account, due to our underwriting and market making activities, the Volcker Rule will likely adversely affect our results of operations through increased operational and compliance costs, possible reductions in our trading revenues, and changes to our principal capital private equity investments.

The Basel III capital standards will impose additional capital and other requirements on us that could decrease our competitiveness and profitability.

In July 2013, the Fed, the OCC and the FDIC released final U.S. Basel III regulatory capital rules, which implemented the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Act. These rules increase the quantity and quality of regulatory capital, establish a capital conservation buffer, and make selected changes to the calculation of risk-weighted assets. The regulatory capital rule became effective for us January 1, 2015, subject to a phase-in period for several of its provisions, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. The increased capital requirements could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition or prospects could be adversely affected. We continue to evaluate the impact of the capital rules on both RJ Bank and RJF.

Index

Failure to comply with regulatory capital requirements primarily applicable to RJF, RJ Bank or our broker-dealer subsidiaries would significantly harm our business.

RJF and RJ Bank are subject to various regulatory and capital requirements administered by various federal regulators, and, accordingly, must meet specific capital guidelines that involve quantitative measures of RJF and RJ Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification for both RJF and RJ Bank are also subject to qualitative judgments by U. S. federal regulators based on components of our capital, risk-weightings of assets, off-balance sheet transactions, and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJF and RJ Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets (as defined in the regulations), and under rules defined in Basel III, Common equity Tier 1 capital to risk-weighted assets. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could harm either RJF or RJ Bank’s operations and our financial condition.

As more fully discussed in Item 1, “Regulation,” in this report, RJF is required to perform annual stress tests using certain scenarios provided by the Fed. While we believe that both the quality and magnitude of our capital base is sufficient to support our current operations given our risk profile, the results of the stress testing process may affect our approach to managing and deploying capital.

Additionally, as RJF is a holding company, it depends on dividends, distributions and other payments from its subsidiaries to fund payments of its obligations, including debt service. We are subject to the SEC’s uniform net capital rule (Rule 15c3-1) and FINRA’s net capital rule, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. The uniform net capital rule sets the minimum level of net capital that a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below its requirements. In addition, our Canada-based broker-dealer subsidiary is subject to similar limitations under applicable regulation in that jurisdiction by IIROC. Regulatory capital requirements applicable to some of our significant subsidiaries may impede access to funds the holding company needs to make payments on any such obligations.

See Note 26 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on regulations and capital requirements.

We operate in a highly regulated industry in which future developments could adversely affect our business and financial condition.

The securities industry is subject to extensive and constantly changing regulation, and broker-dealers and investment advisors are subject to regulations covering all aspects of the securities business, including, but not limited to, sales and trading methods, trade practices among broker-dealers, use and safekeeping of clients’ funds and securities, capital structure of securities firms, anti-money laundering efforts, recordkeeping, and the conduct of directors, officers and employees. A violation of any of these laws or regulations could subject us to: civil and criminal liability; sanctions, which could include the revocation of our subsidiaries’ registrations as investment advisors or broker-dealers; the revocation of the licenses of our financial advisors; censures; fines; or a temporary suspension or permanent bar from conducting business. Any of those events could have a material adverse effect on our business, financial condition and prospects.

The majority of our affiliated financial advisors are independent contractors. Legislative or regulatory action that redefines the criteria for determining whether a person is an employee or an independent contractor could materially impact our relationships with our advisors and our business, resulting in an adverse effect on our results of operations.

We are subject to financial holding company regulatory reporting requirements, including the maintenance of certain risk-based regulatory capital levels that could impact various capital allocation decisions of one or more of our businesses. A failure to satisfy the risk-based regulatory capital levels could require us to halt certain activities permitted under the Bank Holding Company Act of 1956. However, due to our strong current capital position, we do not anticipate that these capital level requirements will have any negative impact on our future business activities. See the section entitled “Business - Regulation” of Item 1 in this report for additional information.

As a financial holding company, we are regulated by the Fed. RJ Bank is regulated by the OCC, the Fed, the CFPB, and the FDIC. This oversight includes, but is not limited to, scrutiny with respect to affiliate transactions and compliance with consumer regulations. The economic and political environment over the past several years has caused increased attention on the regulation of the financial services industry, including many proposals for new rules. Any new rules issued by U.S. regulators that oversee the financial services industry could affect us in substantial and unpredictable ways and could have an adverse effect on our

Index

business, financial condition, and results of operations. We also may be adversely affected as a result of changes in federal, state, or foreign tax laws, or by changes in the interpretation or enforcement of existing laws and regulations.

The SEC has proposed certain measures that would establish a new framework to replace the requirements of Rule 12b-1 under the 1940 Act, with respect to how mutual funds pay fees to cover the costs of selling and marketing their shares.  The staff of the SEC’s Office of Compliance, Inspections and Examinations has indicated that it is reviewing the use of fund assets to pay for fees to sub-transfer agents and sub-administrators for services that may be deemed to be distribution-related. Any adoption of such measures would be phased in over a number of years.  As these measures are neither final nor undergoing implementation throughout the financial services industry, their impact cannot be predicted at this time.  As this regulatory trend continues, it could adversely affect our operations and, in turn, our financial results.

Asset management businesses have experienced a number of highly publicized regulatory inquiries, which have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisors, and broker-dealers. As some of our wholly owned subsidiaries are registered as investment advisors with the SEC, increased regulatory scrutiny and rulemaking initiatives may result in augmented operational and compliance costs, or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. It is not possible to determine the extent of the impact of any new laws, regulations, or initiatives that may be proposed, or whether any of the proposals will become law. Conformance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business. For example, pursuant to the Dodd-Frank Act, the SEC was charged with considering whether broker-dealers should be subject to a standard of care similar to the fiduciary standard applicable to registered investment advisors. It is not clear whether the SEC will determine that a heightened standard of conduct is appropriate for broker-dealers; however, any such standard, if mandated, would likely require us to review our product and service offerings and implement certain changes, as well as require that we incur additional regulatory costs in order to ensure compliance.

In addition, the U.S. and foreign governments have recently taken regulatory actions impacting the investment management industry, and may continue to take further actions, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. For example, several states and municipalities in the United States have recently adopted “pay-to-play” rules, which could limit our ability to charge advisory fees. Such “pay-to-play” rules could affect the profitability of that portion of our business. Additionally, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, is periodically reexamined and may in the future be limited or modified. A substantial portion of the research relied on by our investment management business in the investment decision making process is generated internally by our investment analysts and external research, including external research paid for with soft dollars. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third party provided databases and research services. If the use of soft dollars is limited, we may have to bear some of these additional costs. Furthermore, new regulations regarding the management of hedge funds and the use of certain investment products may impact our investment management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund businesses or other businesses, and changes to the laws, rules and regulations in the United States related to the over-the-counter swaps and derivatives markets require additional registration, recordkeeping and reporting obligations.

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

RJ Bank is subject to the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other U.S. federal fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies, including the CFPB, are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil monetary penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws by bringing private class action litigation.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Index

Item 2. PROPERTIES

The RJF and RJ Bank corporate headquarters are located on land we own that is located within the Carillon Office Park in St. Petersburg, Florida. This office complex currently includes buildings which provide approximately 920,000 square feet of office space. At this location, we also have the necessary rights to add approximately 440,000 square feet of new office space on our existing parcel. To facilitate certain storage needs, we lease approximately 30,000 square feet of warehouse space near this headquarters complex.

We conduct employee-based branch office operations in various locations throughout the U.S. and in certain foreign countries. With the exception of one company-owned RJ&A branch located in Crystal River, Florida, and certain interests in real estate holdings held under Morgan Properties, LLC which are insignificant in the aggregate, RJ&A branches are leased from third parties under leases that contain various expiration dates through 2026. Leases for branch offices of RJFS, the independent contractors of RJ Ltd., and RJIS, are the responsibility of the respective independent contractor financial advisors.

We conduct certain operations from our 88,000 square foot office building located on land we own in Southfield, Michigan. We operate a 40,000 square foot information technology data center on land we own in the Denver, Colorado area. We also conduct certain operations in approximately 240,000 square feet of leased office space in the Raymond James Tower located in downtown Memphis, Tennessee.

RJ Ltd. leases its main office premises in Vancouver, Calgary and Toronto, as well as certain branch offices located throughout Canada. These leases have various expiration dates through 2026. RJ Ltd. does not own any land or buildings.

During fiscal year 2011, we entered into an agreement to purchase land located in Pasco County, Florida. As of September 30, 2015, the completion of this purchase transaction is subject to the satisfactory resolution of certain permitting matters.

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

Certain of the Morgan Keegan entities, along with Regions, have been named in class-action lawsuits filed in federal and state courts on behalf of shareholders of Regions and investors who purchased shares of certain mutual funds in the Regions Morgan Keegan Fund complex (the “Regions Funds”). The Regions Funds were formerly managed by Morgan Asset Management (“MAM”), an entity which was at one time a subsidiary of one of the Morgan Keegan affiliates, but an entity which was not part of our April 2, 2012 acquisition of Morgan Keegan. The complaints contain various allegations, including claims that the Regions Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the funds. In August 2013, the United States District Court for the Western District of Tennessee approved the settlement of the class action and the derivative action regarding the closed end funds for $62 million and $6 million, respectively. No class has been certified. Certain of the shareholders in the funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class action lawsuits.

The SEC and the states of Missouri and Texas are investigating alleged securities law violations by MK & Co. in the underwriting and sale of certain municipal bonds. An enforcement action was brought by the Missouri Secretary of State in April

Index

2013, seeking monetary penalties and other relief, was dismissed and refiled in November 2013. A Civil action was brought by institutional investors of the bonds in March 2012, seeking a return of their investment and unspecified compensatory and punitive damages, which has been resolved. A class action was brought on behalf of retail purchasers of the bonds in September 2012, seeking unspecified compensatory and punitive damages. In September 2014, the District Court for the Western District of Missouri granted class certification. The matter was resolved and the settlement approved by the District Court in January 2015. Other individual investors and investor groups have also filed arbitration claims or separate civil claims, which have been resolved.

Prior to the Closing Date, Morgan Keegan was involved in other litigation arising in the normal course of its business. On all such matters, RJF is subject to indemnification from Regions pursuant to the terms of the stock purchase agreement.

Indemnification from Regions

Under the terms of RJF’s April 2, 2012 acquisition of Morgan Keegan, Regions has provided indemnification to RJF for losses it may incur in connection with any legal proceedings pending as of the closing date or commenced after the closing date related to pre-closing matters. The indemnification for legal proceedings related to pre-closing date activities of Morgan Keegan that commenced after the closing date and for a three year period that ended on April 2, 2015, are subject to an annual $2 million indemnification deductible, after which RJF is entitled to receive the full amount of all such losses incurred in excess of $2 million. All of the pre-Closing Date Morgan Keegan matters described above are subject to such indemnification provisions. See Note 21 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding Morgan Keegan’s pre-Closing Date legal matter contingencies.

Other matters unrelated to Morgan Keegan

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as regulatory investigations and other corporate litigation, matters which are unrelated to the pre-Closing Date activities of Morgan Keegan. We are contesting the allegations in these matters and believe that there are meritorious defenses in each. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In the opinion of management, based on current available information, review with outside legal counsel, and consideration of amounts provided for in the accompanying consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

See Note 21 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding legal matter contingencies.

Index

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “RJF.” As of November 12, 2015, we had 362 holders of record of our common stock. A substantially greater number of shares of our common stock is held by beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions. Our transfer agent is Computershare Inc. whose address is P.O. Box 30170, College Station, TX 77842-3170.

The following table sets forth for the periods indicated the high and low trades for our common stock:

	Fiscal year
	2015		2014
	High	Low	High	Low
First quarter	$58.18	$48.06	$52.47	$40.01
Second quarter	$59.77	$50.97	$56.31	$48.13
Third quarter	$61.46	$54.99	$56.32	$47.49
Fourth quarter	$61.82	$48.24	$56.61	$48.91

Cash dividends per share of common stock paid during the quarter are reflected below. The dividends were declared during the quarter preceding their payment.

	Fiscal year
	2015	2014
First quarter	$0.16	$0.14
Second quarter	$0.18	$0.16
Third quarter	$0.18	$0.16
Fourth quarter	$0.18	$0.16

On August 19, 2015, our Board of Directors declared a quarterly dividend of $0.18 in cash per share of common stock which was paid on October 15, 2015. Additionally, on November 19, 2015, our Board of Directors declared a quarterly dividend of $0.20 in cash per share of common stock, to be paid January 15, 2016 to shareholders of record on January 4, 2016.

See Note 26 of the Notes to Consolidated Financial Statements in this Form 10-K for information regarding our intentions for paying cash dividends and the related capital restrictions.

Index

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described below. The following table presents information on our purchases of our own stock, on a monthly basis, for the twelve month period ended September 30, 2015:

	Total number of shares purchased (1)	Average price per share	Number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value (in thousands) at each month-end, of securities that may yet be purchased under the plans or programs (3)(4)

October 1, 2014 – October 31, 2014	8,894	$53.75	—	$49,357
November 1, 2014 – November 30, 2014	107,431	56.23	—	$49,357
December 1, 2014 – December 31, 2014	110,756	55.89	—	$49,357
First quarter	227,081	$55.97	—

January 1, 2015 – January 31, 2015	26,254	$53.90	—	$49,357
February 1, 2015 – February 28, 2015	9,789	56.46	—	$49,357
March 1, 2015 – March 31, 2015	3,498	57.29	—	$49,357
Second quarter	39,541	$54.84	—

April 1, 2015 – April 30, 2015	274,000	$56.56	—	$49,357
May 1, 2015 – May 31, 2015	4,895	58.44	—	$150,000
June 1, 2015 – June 30, 2015	3,930	58.12	—	$150,000
Third quarter	282,825	$56.61	—

July 1, 2015 – July 31, 2015	127	$59.60	—	$150,000
August 1, 2015 – August 31, 2015	975,315	51.08	962,167	$100,877
September 1, 2015 – September 30, 2015	153,534	50.96	152,338	$93,112
Fourth quarter	1,128,976	$51.07	1,114,505
Fiscal year total	1,678,423	$52.75	1,114,505

(1)
Of the total for the year ended September 30, 2015, share purchases for the trust fund established to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiaries amounted to 86,933 shares, for a total consideration of $4.9 million (for more information on this trust fund, see Note 2 and Note 11 of the Notes to Consolidated Financial Statements in this Form 10-K). These activities do not utilize the repurchase authority discussed in footnotes (3) and (4) below.

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  Of the total for the year ended September 30, 2015, 476,985 shares were surrendered to us by employees for such purposes, for a total consideration of $27 million. These activities do not utilize the repurchase authority discussed in footnotes (3) and (4) below.

Of the total for the year ended September 30, 2015, 1,114,505 shares were repurchased pursuant to our securities repurchase authorization, see footnotes (2) and (3) below for additional information.

(2)
During August and September 2015, we purchased shares of our common stock in open market transactions, for a total purchase price of $56.9 million, which reflects an average purchase price per share of $51.04. These share repurchases were made pursuant to the RJF securities repurchase authorization described in footnote (3) below.

(3)
On May 21, 2015, we announced an increase in the amount previously authorized by our Board of Directors to be used, at the discretion of our Securities Repurchase Committee, for open market repurchases of our common stock and certain senior notes. Such action increased the effective available authorization for such repurchases to $150 million subject to cash availability and other factors. After the effect of the August and September 2015 open market purchases of our common stock described in footnote (2) above, as of September 30, 2015, $93.1 million remained available for such purpose under the May 21, 2015 authorization.

(4)
Subsequent to year-end, on November 19, 2015, we announced an increase in the amount previously authorized by our Board of Directors to be used, at the discretion of our Securities Repurchase Committee, for open market repurchases of our common stock and certain senior notes, to $150 million subject to cash availability and other factors.

Index

Item 6.	SELECTED FINANCIAL DATA

	Year ended September 30,
	2015		2014		2013	2012	2011
	(in thousands, except per share data)
Operating results:
Total revenues	$5,308,164		$4,965,460		$4,595,798	$3,897,900	$3,399,886
Net revenues	$5,200,210		$4,861,369		$4,485,427	$3,806,531	$3,334,056
Net income attributable to RJF	$502,140		$480,248		$367,154	$295,869	$278,353
Net income per share - basic	$3.51		$3.41		$2.64	$2.22	$2.20
Net income per share - diluted	$3.43		$3.32		$2.58	$2.20	$2.19
Weighted-average common shares outstanding - basic	142,548		139,935		137,732	130,806	122,448
Weighted-average common and common equivalent shares outstanding - diluted	145,939		143,589		140,541	131,791	122,836
Cash dividends per common share - declared	$0.72		$0.64		$0.56	$0.52	$0.52

Financial condition:
Total assets	$26,479,684		$23,325,652		$23,186,122	$21,160,265	$18,006,995
Senior notes maturing within twelve months	$249,946		$—		$—	$—	$—
Long-term obligations:
Non-current portion of other borrowings	$583,740	(1)	$537,932	(1)	$47,132	$173,918	$52,622
Non-current portion of loans payable of consolidated variable interest entities (2)	$12,597		$25,928		$43,877	$62,938	$78,650
Non-current portion of senior notes payable	$899,276		$1,149,034		$1,148,846	$1,148,658	$549,505
Total long-term debt	$1,495,613		$1,712,894		$1,239,855	$1,385,514	$680,777
Equity attributable to Raymond James Financial, Inc.	$4,522,031		$4,141,236		$3,662,924	$3,268,940	$2,587,619
Shares outstanding (3)	142,751		140,836		138,750	136,076	123,273
Book value per share at end of year	$31.68		$29.40		$26.40	$24.02	$20.99
Tangible book value per share at end of year (a non-GAAP measure) (4)	$29.17		$26.98		$23.86	$21.42	$20.45

(1)
At September 30, 2015 and 2014, the outstanding balances were primarily comprised of borrowings from the Federal Home Loan Bank (“FHLB”) by RJ Bank and mortgage notes payable on our corporate headquarters offices.

(2)	Loans payable of consolidated variable interest entities (“VIE”) are non-recourse to us.

(3)	Excludes non-vested shares.

(4)
This non-GAAP measure is computed by dividing equity attributable to Raymond James Financial, Inc., less goodwill and net identifiable intangible assets, offset by their related deferred tax balances (which are $19 million, $13 million, $9 million, $8 million and $6 million as of September 30, 2015, 2014, 2013, 2012 and 2011 respectively), by the number of shares outstanding. Management believes tangible book value per share is a measure that is useful to assess capital strength and that the GAAP and non-GAAP measures should be considered together.

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

Year ended September 30, 2015 compared with the year ended September 30, 2014

For the sixth consecutive year we achieved record net revenues for the fiscal year, $5.2 billion in fiscal year 2015, a $339 million, or 7%, increase compared to the prior year. All four operating segments achieved record levels of net revenues. Total client assets under administration increased to $480 billion at September 30, 2015, a 1% increase over the prior year level. The increase in assets under administration is attributable to strong financial advisor recruiting results and high levels of retention of our existing financial advisors, which more than offset the decline in the U.S. equity markets for the year (primarily occurring in our fourth fiscal quarter).

We also achieved a record level of net income of $502 million, an increase of $22 million, or 5%, compared to the prior year. Three of our four operating segments achieved record levels of profitability. Fully diluted earnings per share of $3.43 increased $0.11, or 3%, over the prior year amount.

Non-interest expenses increased $278 million, or 7%, compared to the prior year. The increase is primarily due to the increase in compensation, commissions and benefits expenses associated with the increased revenues. In addition, as a result of various growth strategies across our businesses, we experienced an increase in our business development expenses. Our strategic efforts during the year to continually improve the technology available to our financial advisors, as well as the additional costs of compliance with various new rules and regulations impacting our industry, are factors impacting an increase in our communications and information processing expenses. The provision for loan losses increased significantly year over year, as the prior year benefited to a greater extent than the current year, from improved credit characteristics of the loan portfolio. The combination of the above noted factors, even after consideration of the incremental expenses resulting from activities associated with the strategic growth initiatives that should favorably impact future revenues, resulted in a pre-tax margin on net revenues of 15.3%, a level that is nearly equivalent to the 15.4% pre-tax margin on net revenues in the prior year.

A summary of the most significant items impacting our financial results as compared to the prior year are as follows:

•
Our Private Client Group segment generated record net revenues of $3.5 billion, a $228 million, or 7%, increase over the prior year. Pre-tax income also established a record at $342 million, a $12 million, or 4%, increase over the prior year. The increase in revenues is primarily attributable to increased securities commissions and fee revenues, predominately arising from fee-based accounts, as well as an increase in mutual fund and annuity service fee revenues. Client assets under administration of the Private Client Group increased 1% over the prior year level, to $453.3 billion at September 30, 2015. The increase in commission revenues and client assets have resulted primarily from successful recruiting of financial advisors, and high levels of financial advisor retention. We had our second best financial advisor recruiting year ever in fiscal year 2015 with a net increase of 331 financial advisors over the year to 6,596 affiliated financial advisors as of September 30, 2015. There was an overall net increase in client assets despite the impact of the decline in the market value of assets that occurred during the fourth quarter of fiscal year 2015 as a result of declining equity market conditions. Commission expenses increased in proportion to the increase in commission revenues while all other components of non-interest expense increased 5% as we incurred increases in certain costs associated with the successful recruiting efforts and continued information system improvements. On July 31, 2015, we completed our

Index

acquisition of The Producers Choice, LLC (“TPC”), a private insurance and annuity marketing organization based in Troy, Michigan. Our acquisition of TPC brings more life insurance and annuity experts to the firm to support financial advisors and their clients.

•
The Capital Markets segment generated record net revenues of $960 million, a $7 million, or 1%, increase over the prior year. Pre-tax income was $107 million, a decrease of $24 million, or 18%, compared to the prior year. Fiscal year 2015 reflected new record levels of merger and acquisition fees and tax credit fund syndication fees. Commission revenues from fixed income institutional sales increased over the prior year level, resulting in part from growth in our public finance activities. However, equity underwriting revenues declined compared to the prior year as a result of weakness in both the energy and real estate sectors, which also led to a decline in commission revenues on equity products. The net profit generated by this segment was negatively impacted by increased costs, some of which result from our efforts during the year to broadly build out certain sector capabilities and to increase investment banking coverage in certain sectors, which we believe present solid long-term opportunities for future revenue growth. The continued difficult market environment in Canada negatively impacted this segment’s revenues and profitability.

•
Our Asset Management segment generated record net revenues of $392 million, a $23 million, or 6%, increase over the prior year. Pre-tax income was a record $135 million, a $7 million, or 5%, increase over the prior year. Financial assets under management increased 1% from the prior year, to $65.2 billion as of September 30, 2015. The increase resulted from net inflows of client assets, which more than offset the unfavorable impact of the decline in the market value of assets that occurred during the fourth quarter of fiscal year 2015 as a result of declining equity market conditions. On April 30, 2015, we completed our acquisition of Cougar Global Investments Limited (“Cougar”), an asset management firm based in Toronto, Canada that markets its investment services to high net worth individuals, families, foundations, trusts and institutions in Canada and the United States.

•
RJ Bank generated record net revenues of $414 million, a $63 million, or 18%, increase over the prior year. Pre-tax income was a record $279 million, a $36 million, or 15% increase, over the prior year. Net interest income increased due to growth in average loans outstanding, coupled with a modest increase in net interest margin. Our provision for loan losses increased $10 million, or 74% compared to the prior year. We incurred substantial provision for loan losses associated with loan growth in both years, however the majority of the year-over-year increase resulted from the prior year benefiting to a greater extent than the current year, from improved credit characteristics of the loan portfolio. The credit characteristics of the loan portfolio generally improved over the year, reflecting the positive impact of improved economic conditions.

•
Activities in our Other segment resulted in a pre-tax loss that was $19 million less than the prior year. Net revenues in this segment increased $25 million, resulting from increases in revenues associated with our private equity portfolio investments, and an increase in gains resulting from our auction rate securities portfolio sales and redemption activities. As a result of the increase in private equity investment revenues, the portion of this segment’s pre-tax income that is attributable to noncontrolling interests also increased.

•
Our fiscal year 2015 effective tax rate was 37.1%, up from the 35.8% in the prior year. As a result of the fiscal year 2015 decline in equity market values compared to positive markets in fiscal year 2014, the change in the amount of our non-taxable gains/losses arising from the value of our company-owned life insurance portfolio had the effect of increasing our effective tax rate by 1.2% compared to the prior year effective tax rate.

Consistent with our growth strategies, we completed two acquisitions during the year, Cougar and TPC. We continue to evaluate future opportunities, but remain committed to our strategy that our acquisitions must meet our strategic growth objectives, involve entities that share our culture of conservatism and “client-first” values, and be executed at purchase prices that provide us opportunities to increase our shareholders’ value.

During the year we implemented the new Basel III regulatory capital rules, a change which did not have a significant impact on our regulatory capital ratios. We have published the results of the 2015 Dodd-Frank Act mandated Stress Test, the results of which indicated that both RJF and RJ Bank have sufficient capital to successfully navigate a severe and prolonged economic downturn while still maintaining capital levels that exceed both regulatory requirements and higher management thresholds throughout the course of the Severely Adverse Scenario.

The volume of possible regulatory changes that impact the businesses in which we operate continues to grow and evolve. Regulatory rule-making activities that have arisen during the year include the DOL proposed rule enhancing standards for individuals providing investment advice to retirement plans, their participants, or beneficiaries. We are continuing our study and evaluation of the proposal. The total impact of the standard, once finalized and implemented, on our business is unknown at this

Index

time. We continue to monitor the impact of proposed future legislation while implementing new regulations. We presently do not expect currently enacted legislation to have a significant adverse direct impact on our operations as a whole, however, we continue to evaluate the specific impacts of each.

Year ended September 30, 2014 compared with the year ended September 30, 2013

We achieved record net revenues of $4.9 billion in fiscal year 2014, a $376 million or 8%, increase compared to the prior year. The increase generated by our on-going operations is even greater than that amount after factoring in the $74 million of revenue reflected in fiscal year 2013 that was associated with a private equity investment we sold in that year. All four operating segments achieved record levels of net revenues. Total client assets under administration increased to $475 billion at September 30, 2014, a 12% increase over the prior year level.

We also achieved a record level of net income in fiscal year 2014, to $480 million, an increase of $113 million, or 31%, compared to the prior year. Three of our four operating segments achieved record levels of profitability. Fully diluted earnings per share of $3.32 in fiscal year 2014 increased $0.74, or 29%, over the fiscal year 2013 amount. After excluding the acquisition related and other non-recurring expenses we incurred in fiscal year 2013, our adjusted net income in fiscal year 2014 increased $61 million, or 15%, compared to fiscal year 2013 (a non-GAAP measure).(1) The increase in net income in fiscal year 2014 over the prior year level is even more significant given that the fiscal year 2013 net income included $14 million (after the attribution to noncontrolling interests) arising from our indirect investment in Albion Medical Holdings, Inc. (“Albion”), a private equity holding which was sold during fiscal year 2013.

Non-interest expenses increased $254 million in fiscal year 2014, or 7%, compared to the prior year. The increase in fiscal year 2014 is primarily due to the increase in compensation, commissions and benefits expenses which were partially offset by the decrease in acquisition related expenses. Acquisition and integration related expenses in fiscal year 2014 were no longer material for separate reporting since our integration of Morgan Keegan was substantially complete as of September 30, 2013. The combination of increasing net revenues and overall expense control in fiscal year 2014 helped us achieve a 15.4% pre-tax margin on net revenues.

A summary of the most significant items impacting our financial results in fiscal year 2014 as compared to the prior year are as follows:

•
Our Private Client Group segment generated record net revenues of $3.3 billion in fiscal year 2014, a 12% increase, while pre-tax income increased $100 million, or 43%, to a record $330 million. The increase in revenues is primarily attributable to increased securities commissions and fee revenues, predominately arising from fee-based accounts, as well as an increase in mutual fund and annuity service fee revenues. Commission expenses increased in proportion to the increase in corresponding commission revenues while all other components of non-interest expense increased by 3%. Client assets under administration of the Private Client Group increased 12% over the prior year level, to $450.6 billion at September 30, 2014. Net inflows of client assets in fiscal year 2014 were positively impacted by successful recruiting of financial advisors, among other favorable factors.

•
The Capital Markets segment generated record net revenues of $953 million in fiscal year 2014, a 3% increase, while pre-tax income increased $28 million, or 28%, to a record $131 million. Increases in trading profits, merger and acquisition fee revenues, equity underwriting fee revenues and institutional sales commissions on equity products more than offset a decline in institutional sales commissions on fixed income products. The decline in institutional fixed income commission revenues results from challenging fixed income market conditions during fiscal year 2014 due to economic uncertainty, historically low interest rates, relatively low volatility of benchmark interest rates, and decreased customer trading volumes.

•
Our Asset Management segment generated record net revenues of $370 million in fiscal year 2014, a 26% increase, while pre-tax income increased $32 million, or 33%, to a record $128 million. Financial assets under management increased 15% from the prior year, to $64.6 billion as of September 30, 2014. Both strong net inflows of client assets and market appreciation contributed to the increase. We also earned nearly $10 million in performance fees in fiscal year 2014 (compared to nearly $2 million in the prior year) as a result of positive net performance from certain of our managed funds (a portion of which are attributable to noncontrolling interests), which contributed to the increase in revenues and pre-tax income.

(1)	Refer to the discussion and reconciliation of the GAAP results to the non-GAAP results in the “Reconciliation of the GAAP results to the non-GAAP measures” section of this MD&A.

Index

•
RJ Bank generated record net revenues of $352 million in fiscal year 2014, a 1% increase, while pre-tax income decreased $25 million, or 9%, to $243 million. Net interest income increased due to growth in average loans outstanding, offset in large part by a lower net interest margin. The provision for loan losses increased in fiscal year 2014 primarily as the result of significant loan portfolio growth, partially offset by decreases resulting from improved credit characteristics of the loan portfolio reflecting the positive impact from improved economic conditions. Non-interest expenses (excluding the provision for loan losses) increased $19 million.

•
Activities in our Other segment resulted in a pre-tax loss that is $48 million less in fiscal year 2014 than the prior year. Our non-interest expenses decreased substantially as we are no longer incurring acquisition and integration related costs since our integration of Morgan Keegan was substantially complete as of September 30, 2013. In addition, fiscal year 2013 included significant revenues and pre-tax income associated with our indirect investment in Albion, which was sold in April 2013, thus having a significant impact on comparisons to the prior year.

•
Our fiscal year 2014 effective tax rate was 35.8%, up from the 34.9% in fiscal year 2013. Our fiscal year 2013 effective tax rate included a nonrecurring tax benefit resulting from a change in management’s repatriation strategy of certain foreign earnings. Both years included significant non-taxable gains in the value of our company-owned life insurance portfolio.

Segments

The following table presents our consolidated and segment gross revenues, net revenues and pre-tax income (loss), the latter excluding noncontrolling interests, for the years indicated:

	Year ended September 30,
	2015	2014	% change	2013	% change
	($ in thousands)
Total company
Revenues	$5,308,164	$4,965,460	7%	$4,595,798	8%
Net revenues	5,200,210	4,861,369	7%	4,485,427	8%
Pre-tax income excluding noncontrolling interests	798,174	748,045	7%	564,187	33%

Private Client Group
Revenues	3,519,558	3,289,503	7%	2,930,603	12%
Net revenues	3,507,806	3,279,883	7%	2,918,978	12%
Pre-tax income	342,243	330,278	4%	230,315	43%

Capital Markets
Revenues	975,064	968,635	1%	945,477	2%
Net revenues	960,035	953,215	1%	927,408	3%
Pre-tax income	107,009	130,565	(18)%	102,171	28%

Asset Management
Revenues	392,378	369,690	6%	292,817	26%
Net revenues	392,301	369,666	6%	292,809	26%
Pre-tax income	135,050	128,286	5%	96,300	33%

RJ Bank
Revenues	425,988	360,317	18%	356,130	1%
Net revenues	414,295	351,770	18%	346,906	1%
Pre-tax income	278,721	242,834	15%	267,714	(9)%

Other
Revenues	66,967	42,203	59%	126,401	(67)%
Net revenues	(10,198)	(35,253)	71%	45,923	(177)%
Pre-tax loss	(64,849)	(83,918)	23%	(132,313)	37%

Intersegment eliminations
Revenues	(71,791)	(64,888)	(11)%	(55,630)	(17)%
Net revenues	(64,029)	(57,912)	(11)%	(46,597)	(24)%

Index

Reconciliation of the GAAP results to the non-GAAP measures

We believe that the non-GAAP measures provide useful information by excluding material items that may not be indicative of our core operating results and that the GAAP and the non-GAAP measures should be considered together. There are no non-GAAP adjustments in either of the fiscal years ended September 30, 2015 or 2014, as we do not separately report acquisition and integration related costs in those years given that our integration of Morgan Keegan was substantially complete as of September 30, 2013. The non-GAAP adjustments in fiscal year 2013 were comprised of the acquisition and integration costs incurred during that fiscal year (primarily associated with the Morgan Keegan acquisition) as well as certain other non-recurring expenses, net of applicable taxes. Refer to the footnotes to the following table for further explanation of each fiscal year 2013 non-recurring item.

The following table provides a reconciliation of the fiscal year 2013 GAAP basis to the non-GAAP measures:

Year ended
September 30, 2013
($ in thousands, except per share amounts)
Net income attributable to RJF, Inc. - GAAP basis	$367,154
Non-GAAP adjustments:
Acquisition related expenses (1)	73,454
RJF’s share of RJES goodwill impairment expense (2)	4,564
RJES restructuring expense (3)	1,902
Pre-tax non-GAAP adjustments	79,920
Tax effect of non-GAAP adjustments (4)	(27,908)
Adjusted net income attributable to RJF, Inc. - Non-GAAP basis	$419,166
Non-GAAP earnings per common share:
Non-GAAP basic	$3.01
Non-GAAP diluted	$2.95
Average equity - GAAP basis (5)	$3,465,323
Average equity - non-GAAP basis (6)	$3,483,531
Return on equity	10.6%
Return on equity - non-GAAP basis (7)	12.0%

(1)	The non-GAAP adjustment adds back to pre-tax income acquisition and integration expenses that were incurred during the fiscal year.

(2)	The non-GAAP adjustment adds back to pre-tax income RJF’s share of the total goodwill impairment expense associated with our Raymond James European Securities, Inc. (“RJES”) reporting unit.

(3)	The non-GAAP adjustment adds back to pre-tax income restructuring expenses associated with our RJES operations.

(4)	The non-GAAP adjustment reduces net income for the income tax effect of all the pre-tax non-GAAP adjustments, utilizing the effective tax rate applicable in the fiscal year.

(5)	Computed by adding the total equity attributable to RJF, Inc. as of each quarter-end date during the fiscal year, plus the beginning of the year total, divided by five.

(6)	The calculation of non-GAAP average equity includes the impact on equity of the non-GAAP adjustments described in the table above.

(7)
Computed by utilizing the adjusted net income attributable to RJF, Inc.-non-GAAP basis and the average equity-non-GAAP basis. See footnotes (5) and (6) above for the calculation of average equity-non-GAAP basis.

Index

Net interest analysis

We have certain assets and liabilities, primarily held in our PCG and RJ Bank segments, which are subject to changes in interest rates, and would have a meaningful impact on our overall financial performance in the event of a change in short-term interest rates. A gradual increase in short-term interest rates would have the most significant favorable impact on our PCG and RJ Bank segments (refer to the table in Item 7A - Interest Rate Risk in this report, which presents an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates using the asset/liability model applied by RJ Bank).

Based upon our analysis performed as of September 30, 2015, we estimate that a 100 basis point instantaneous rise in short-term interest rates would result in an increase in our pre-tax income of approximately $150 million over the subsequent twelve month period. Approximately 55% of such an increase would be reflected in account and service fee revenues (resulting from an increase in the fees generated from unaffiliated banks in lieu of interest income from client cash balances in our multi-bank sweep program and the discontinuance of money market fund fee waivers) which are reported in the PCG segment, and the remaining portion of the increase would be reflected in net interest income reported primarily in our PCG and RJ Bank segments. This estimate is based on static balances as of September 30, 2015 and a conservative assumption related to interest credited to our clients on their cash balances in such an interest rate environment. The actual amount of any increase we would realize in the future will ultimately be based on a number of factors including, but not limited to, the actual change in balances, the rapidity and magnitude of the increase in interest rates, the competitive landscape at such time, and the returns on comparable investments, all of which will factor into the interest rates we pay on client cash balances. The great majority of the benefit to pre-tax income from an increase in short-term interest rates would be expected to arise from the first 100 basis point increase, as we presume any further increases in short-term interest rates would be passed along to clients through our various cash sweep programs, and thus such additional interest revenues and interest sensitive fees would be offset by increases of similar amounts in our interest expense.

Index

The following table presents our consolidated average interest-earning asset and liability balances, interest income and expense balances, and the average yield/cost, for the years indicated:

	Year ended September 30,
	2015			2014			2013
	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,805,312	$67,573	3.74%	$1,764,305	$68,454	3.88%	$1,775,251	$60,931	3.43%
Assets segregated pursuant to regulations and other segregated assets	2,498,357	13,792	0.55%	2,783,598	15,441	0.55%	3,554,917	17,251	0.49%
Bank loans, net of unearned income (2)	12,129,531	405,578	3.34%	10,048,719	343,942	3.39%	8,605,013	335,964	3.86%
Available for sale securities	508,223	5,100	1.00%	648,515	6,560	1.01%	739,976	8,005	1.08%
Trading instruments(3)	716,409	19,450	2.71%	630,295	17,883	2.84%	742,991	20,089	2.70%
Stock loan	433,642	12,036	2.78%	423,466	8,731	2.06%	349,285	8,271	2.37%
Loans to financial advisors (3)	457,797	7,056	1.54%	413,600	6,427	1.55%	421,645	6,510	1.54%
Corporate cash and all other (3)	2,917,208	12,622	0.43%	3,396,796	13,448	0.40%	3,178,925	16,578	0.52%
Total	$21,466,479	$543,207	2.53%	$20,109,294	$480,886	2.39%	$19,368,003	$473,599	2.45%

Interest-bearing liabilities:
Brokerage client liabilities	$3,693,928	940	0.03%	$3,967,811	$1,269	0.03%	$4,866,091	$2,049	0.04%
Bank deposits (2)	11,199,242	8,382	0.08%	10,119,433	7,959	0.09%	9,133,260	9,032	0.10%
Trading instruments sold but not yet purchased (3)	294,256	4,503	1.53%	243,737	4,327	1.78%	241,334	3,595	1.49%
Stock borrow	135,027	5,237	3.88%	114,404	2,869	2.51%	125,507	2,158	1.72%
Borrowed funds	721,296	6,079	0.84%	485,594	3,939	0.81%	361,317	4,724	1.31%
Senior notes	1,149,136	76,088	6.62%	1,148,947	76,038	6.62%	1,148,759	76,113	6.63%
Loans payable of consolidated variable interest entities (3)	33,225	1,879	5.66%	51,518	2,900	5.63%	70,325	3,959	5.63%
Other (3)	271,476	4,846	1.79%	319,328	4,790	1.50%	336,226	8,741	2.60%
Total	$17,497,586	$107,954	0.62%	$16,450,772	$104,091	0.63%	$16,282,819	$110,371	0.68%
Net interest income		$435,253			$376,795			$363,228

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

Index

Year ended September 30, 2015 compared with the year ended September 30, 2014 – Net Interest Analysis

Net interest income increased $58 million, or 16%, compared to the prior year. Net interest income is earned primarily by our RJ Bank and PCG segments, which are discussed separately below.

The RJ Bank segment’s net interest income increased $57 million, or 16%, primarily as a result of an increase in average loans outstanding as well as a modest increase in net interest margin.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Net interest income in the PCG segment was nearly unchanged compared to the prior year. A decrease in net interest income arising from our broker-dealer margin lending activities, where a decline in margin interest rates more than offset the impact of slightly higher average client margin balances outstanding, was nearly offset by an increase in net interest revenue arising from our securities lending activities.

Net interest income arising from our securities lending activities increased $1 million, or 16%, due primarily to an increase in interest income associated with hard-to-borrow securities in our Box lending program. These revenues increased $3 million due to our ability to lend these securities at a premium. The increase in revenues was offset by a $2 million increase in interest expense associated with our stock borrow activities, as a result of additional expense associated with borrowing hard-to-borrow securities.

Interest income earned on the available for sale securities portfolio held in our RJ Bank and Other segments decreased $1 million, or 22%, due to lower average investment balances and a slight decrease in yields on the portfolio. The decrease in average balances outstanding is the result of sales and redemptions within the portfolio during the year (see Note 7 of our Notes to Consolidated Financial Statements in this Form 10-K for additional information on our available for sale securities).

Interest income earned on our trading instruments held in the Capital Markets segment increased $2 million, or 9%, due to slightly higher average trading security inventory levels, partially offset by the impact of lower yields (see Note 6 of our Notes to Consolidated Financial Statements in this Form 10-K for additional information on our trading instruments).

Year ended September 30, 2014 compared with the year ended September 30, 2013 – Net Interest Analysis

Net interest income increased $14 million, or 4%, in fiscal year 2014 compared to the prior year.

Net interest income in the PCG segment in fiscal year 2014 increased $4 million, or 5%, compared to the prior year primarily resulting from the increase in margin interest rates we implemented as of October 1, 2013, offset by a slight decrease in average client margin balances outstanding.

The RJ Bank segment’s net interest income in fiscal year 2014 increased $8 million, or 2%, compared to the prior year primarily as a result of an increase in loans outstanding offset by a decrease in net interest margin.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Interest income earned on the available for sale securities portfolio in fiscal year 2014 decreased $1 million, or 18%, from the prior year due to lower investment balances primarily resulting from sales and redemptions within the portfolio, and a slight decrease in yields (see Note 7 of our Notes to Consolidated Financial Statements in this Form 10-K for additional information on our available for sale securities).

Interest income earned on our trading instruments in fiscal year 2014 decreased $2 million, or 11%, compared to the prior year due to lower average trading security inventory levels (see Note 6 of our Notes to Consolidated Financial Statements in this Form 10-K for additional information on our trading instruments).

Index

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the years indicated:

	Year ended September 30,
	2015	% change	2014	% change	2013
	($ in thousands)
Revenues:
Securities commissions and fees:
Equities	$270,435	(9)%	$297,535	3%	$289,395
Fixed income products	74,448	(5)%	78,082	(21)%	98,994
Mutual funds	680,375	—	678,577	9%	621,459
Fee-based accounts	1,472,877	17%	1,261,267	24%	1,016,340
Insurance and annuity products	363,352	2%	354,629	5%	338,666
New issue sales credits	75,015	(15)%	88,341	(3)%	90,747
Sub-total securities commissions and fees	2,936,502	6%	2,758,431	12%	2,455,601
Interest	100,594	1%	99,147	2%	96,926
Account and service fees:
Client account and service fees	176,175	9%	162,057	—	162,283
Mutual fund and annuity service fees	249,232	17%	212,342	26%	168,055
Client transaction fees	18,971	11%	17,124	1%	16,932
Correspondent clearing fees	2,401	(21)%	3,022	(1)%	3,059
Account and service fees – all other	284	(3)%	293	4%	282
Sub-total account and service fees	447,063	13%	394,838	13%	350,611
Other	35,399	(5)%	37,087	35%	27,465
Total revenues	3,519,558	7%	3,289,503	12%	2,930,603

Interest expense	(11,752)	22%	(9,620)	(17)%	(11,625)
Net revenues	3,507,806	7%	3,279,883	12%	2,918,978

Non-interest expenses:
Sales commissions	2,169,823	8%	2,002,831	13%	1,765,933
Admin & incentive compensation and benefit costs	552,762	7%	518,489	2%	507,629
Communications and information processing	157,729	3%	153,076	(6)%	163,125
Occupancy and equipment	121,115	2%	118,503	4%	113,573
Business development	92,473	14%	80,950	23%	65,679
Clearance and other	71,661	(5)%	75,756	4%	72,724
Total non-interest expenses	3,165,563	7%	2,949,605	10%	2,688,663
Pre-tax income	$342,243	4%	$330,278	43%	$230,315

Margin on net revenues	9.8%		10.1%		7.9%

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

Net interest revenue in the Private Client Group is generated by client balances, predominantly the earnings on margin loans and assets segregated pursuant to regulations, less interest paid on client cash balances (the “Client Interest Program”). We also utilize a multi-bank sweep program which generates fee revenue from unaffiliated banks in lieu of interest revenue. The cash sweep program, known as the Raymond James Bank Deposit Program (“RJBDP”), is a multi-bank (RJ Bank and several non-

Index

affiliated banks) program under which clients’ cash deposits in their brokerage accounts are re-deposited into interest-bearing deposit accounts (up to $250,000 per bank for individual accounts and up to $500,000 per bank for joint accounts) at various third party banks. This program enables clients to obtain up to $2.5 million in individual FDIC deposit insurance coverage ($5 million for joint accounts) while earning competitive rates for their cash balances.

Clients’ transactions in securities are affected on either a cash or margin basis. Margin loans to clients are collateralized by the securities purchased or by other securities owned by the client. Interest is charged to clients on the amount borrowed. The interest rate charged to a client on a margin loan is based on current interest rates and on the outstanding amount of the loan.

Typically, broker-dealers utilize bank borrowings and equity capital as the primary sources of funds to finance clients’ margin account borrowings. RJ&A’s source of funds to finance clients’ margin account balances has been cash balances in brokerage clients’ accounts, which are funds awaiting investment. In addition, pursuant to written agreements with clients, broker-dealers are permitted by the SEC and FINRA rules to lend client securities in margin accounts to other financial institutions. SEC regulations, however, restrict the use of clients’ funds derived from pledging and lending clients’ securities, as well as funds awaiting investment, to the financing of margin account balances; to the extent not so used, such funds are required to be deposited in a special segregated account for the benefit of clients. The regulations also require broker-dealers, within designated periods of time, to obtain possession or control of, and to segregate, clients’ fully paid and excess margin securities.

No single client accounts for a material percentage of this segment’s total business.

PCG client asset balances are as follows as of the dates indicated:

	As of September 30,
	2015	% change	2014	% change	2013
	($ in billions)
Total PCG assets under administration	$453.3	1%	$450.6	12%	$402.6
PCG assets in fee-based accounts	$179.4	7%	$167.7	20%	$139.9

Total PCG assets under administration increased 1% over September 30, 2014 as a result of net client inflows as equity markets reflect a slight decline at September 30, 2015 compared to the prior year. Total PCG assets in fee-based accounts increased 7% compared to September 30, 2014. Increased client assets under administration typically result in higher fee-based account revenues and mutual fund and annuity service fees. In periods where equity markets improve, assets under administration increase and generally, client activity increases, thereby having a favorable impact on financial advisor productivity. Generally, assets under administration, client activity, and financial advisor productivity decline in periods where equity markets reflect downward trends. Higher client cash balances generally lead to increased interest income and account fee revenues, depending upon spreads realized in our Client Interest Program and RJBDP.

The following table presents a summary of PCG financial advisors and the total number of PCG branch locations as of the periods indicated:

	Employees	Independent contractors	September 30, 2015 total	September 30, 2014 total	September 30, 2013 total
RJ&A	2,571	—	2,571	2,462	2,443
RJFS	—	3,544	3,544	3,329	3,275
RJ Ltd.	167	216	383	391	406
RJIS	—	98	98	83	73
Total financial advisors	2,738	3,858	6,596	6,265	6,197
Total branch locations			2,702	2,569	2,518

The number of financial advisors as of September 30, 2015 reflects a net increase of 331 individuals, or a 5% net increase, over the number of financial advisors as of September 30, 2014. Importantly, the client asset levels and productivity measures associated with those financial advisors recruited during the fiscal year exceed our historical benchmark averages. Nothwithstanding the future impact of changes in the overall economy and more specifically their impact on future equity markets and fixed income markets, factors which we have no control, we believe that this increase in productive financial advisors is a positive indication of potential future revenue growth in this segment.

Index

Year ended September 30, 2015 compared with the year ended September 30, 2014 – Private Client Group

Net revenues increased $228 million, or 7%, to a record $3.5 billion while pre-tax income increased $12 million, or 4%, to a record $342 million. PCG’s pre-tax margin on net revenues decreased slightly to 9.8% as compared to 10.1% in fiscal year 2014.

Securities commissions and fees increased $178 million, or 6%.  Client assets under administration increased to $453.3 billion, an increase of $2.7 billion, or 1%, compared to September 30, 2014. The year over year increase in client assets was driven by positive net inflows generated by financial advisor retention and recruiting results, as the equity markets in the U.S. were down compared to the prior year. The most significant increase in these revenues arose from revenues earned on fee-based accounts, which increased $212 million, or 17%, and was partially offset by a $27 million, or 9%, decrease in commissions on equity products, a $13 million, or 15%, decrease in new issue sales credits due to a decrease in equity underwritings, and a $4 million, or 5%, decrease in commissions on fixed income products. Fiscal year 2015 includes a $7 million decrease in mutual fund commission revenues due to the resolution of a mutual fund share class issue that resulted in refunds of commissions being paid during the year to certain of our clients. Despite this unusual item, mutual fund commission revenues still increased $2 million. Commission revenues on equity products have decreased in our Canadian broker-dealer subsidiary as a result of the weaker Canadian currency compared to the U.S. dollar, as well as the overall challenging Canadian market conditions that existed throughout the fiscal year. Commission earnings on fixed income products decreased primarily due to the continuation of historically low interest rates which continue to result in challenging fixed income market conditions.

Total account and service fee revenues increased $52 million, or 13%. Mutual fund and annuity service fees increased $37 million, or 17%, primarily as a result of an increase in education and marketing support (“EMS”) fees (which include no-transaction-fee (“NTF”) program revenues), and mutual fund omnibus fees, all of which are paid to us by the mutual fund companies whose products we distribute.  During fiscal year 2014, we implemented technology changes in our EMS program and standardized tiered service levels provided to many mutual fund companies, resulting in increased fees earned from EMS arrangements. Omnibus fees are generally based on the number of positions held in our client portfolios. Increases in such revenues are a result of increases in the number of positions for existing fund families on the omnibus platform as well as new fund families joining the omnibus program. Client account and service fees increased $14 million, or 9%, as a result of the changes made in many of our fee schedules implemented since December 2013. In addition, transaction handling fees in fee-based accounts increased due to the increased number of transactions, fees generated in lieu of interest income from our multi-bank sweep program with unaffiliated banks increased due to higher average balances in the program, and SBL affiliate servicing fees increased (refer to the RJ Bank results of operations in this report for additional information on SBL activities) as SBL balances have continued to grow.

PCG net interest is relatively unchanged compared to the prior year. Net interest income arising from our broker-dealer margin lending activities decreased slightly compared to the prior year level, a slight decline in margin interest rates more than offset the impact of slightly higher average margin loan balances outstanding. The rate of growth in margin loan balances in fiscal year 2015 has been negatively impacted by the popularity of our SBL product offered by RJ Bank. As a result of the extremely low rate interest rate environment that existed during fiscal year 2015 and the related low net interest spreads earned, there was only a nominal impact on our net interest revenues resulting from changes in client cash balances. Refer to the discussion of how the pre-tax income of this segment could be favorably impacted by a 100 basis point instantaneous rise in short-term interest rates, in the net interest section of this MD&A.

Total segment revenues increased 7%. The portion of total segment revenues that we consider to be recurring is approximately 75% at September 30, 2015, an increase from 72% at September 30, 2014.  Recurring commission and fee revenues include asset-based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund service fees, fees earned on funds in our multi-bank sweep program, and interest. Assets in fee-based accounts increased more than average PCG client assets as clients continue to elect fee-based alternatives versus traditional transaction-based accounts. At September 30, 2015, such assets were $179.4 billion, an increase of 7% compared to the $167.7 billion as of September 30, 2014.

Non-interest expenses increased $216 million, or 7%.  Sales commission expense increased $167 million, or 8%, largely consistent with the 6% increase in commission and fee revenues, coupled with increased hiring bonuses resulting from the high level of recruiting activity.  Administrative and incentive compensation and benefits expense increased $34 million, or 7%, in part from annual increases in salary expenses, increases in employee benefit plan costs, and additional staffing levels, primarily in information technology functions, to support our continuing growth. Business development expenses increased $12 million, or 14%, due to increased recruiting activity and the related incoming account transfer fee expenses, and conference and travel related expenses.

Index

Year ended September 30, 2014 compared with the year ended September 30, 2013 – Private Client Group

Net revenues in fiscal year 2014 increased $361 million, or 12%, to $3.3 billion while pre-tax income increased $100 million, or 43%, to $330 million. PCG’s pre-tax margin on net revenues in fiscal year 2014 increased to 10.1% as compared to 7.9% in fiscal year 2013.

Securities commissions and fees in fiscal year 2014 increased $303 million, or 12%.  The increase results predominately from growth in client assets under administration. The year over year increase in client assets in fiscal year 2014 was driven by the equity market conditions in the U.S., which were generally improved as compared to fiscal year 2013, and increased financial advisor productivity. The most significant increases in these revenues in fiscal year 2014 arose from revenues earned on fee-based accounts, which increased $245 million, or 24%, and commission revenues on mutual fund products which increased $57 million, or 9% (primarily due to increases in trailing commissions on mutual fund products), partially offset by a $21 million, or 21%, decrease in commissions on fixed income products. Commission earnings on fixed income products in fiscal year 2014 decreased primarily due to historically low interest rates and a general lack of volatility of benchmark interest rates. Securities commissions and fee revenues generated by our Canadian operations in fiscal year 2014 increased 5% over fiscal year 2013.

Total account and service fee revenues in fiscal year 2014 increased $44 million, or 13%, over fiscal year 2013. Mutual fund and annuity service fees increased $44 million, or 26%, primarily as a result of an increase in mutual fund omnibus fees and EMS fees (which include NTF program revenues), all of which are paid to us by the mutual fund companies whose products we distribute.  In fiscal year 2014 we continued to implement changes in the data sharing arrangements with many mutual fund companies, converting from a networking to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate us for the additional reporting requirements performed by the broker-dealer under omnibus arrangements.  During fiscal year 2014, we implemented technology changes in our EMS program and standardized tiered service levels provided to many mutual fund companies, resulting in increased fees earned from EMS arrangements. In addition, effective with our mid-February 2013 platform integration, the former Morgan Keegan client mutual fund investments became eligible for our omnibus and EMS programs resulting in an increase in this fee revenue.

PCG net interest in fiscal year 2014 increased $4 million, or 5%, primarily resulting from an increase in margin interest rates despite a slight decrease in average margin balances. Growth in margin loans in fiscal year 2014 was negatively impacted by the popularity of our SBL product offered by RJ Bank. As a result of the extremely low rate interest environment that existed during fiscal year 2014 and the related low net interest spreads earned, there was only a nominal impact on our net interest revenues resulting from changes in client cash balances.

Total segment revenues in fiscal year 2014 increased 12%. The portion of total segment revenues that we consider to be recurring was approximately 72% at September 30, 2014, as contrasted to 68% at September 30, 2013.

Non-interest expenses in fiscal year 2014 increased $261 million, or 10%, over fiscal year 2013.  Sales commission expense increased $237 million, or 13%, consistent with the 12% increase in commission and fee revenues.  Business development expenses in fiscal year 2014 increased $15 million, or 23%, due to increases in advertising, recruiting, incoming account transfer fee expenses, and conference costs.

Index

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the years indicated:

	Year ended September 30,
	2015	% change	2014	% change	2013
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$247,414	(5)%	$260,934	6%	$246,588
Fixed income	283,828	15%	246,131	(25)%	326,792
Sub-total institutional sales commissions	531,242	5%	507,065	(12)%	573,380
Equity underwriting fees	74,229	(26)%	100,091	14%	87,466
Merger and acquisitions fees	162,270	7%	151,000	19%	126,864
Fixed income investment banking revenues	42,149	(24)%	55,275	15%	48,133
Tax credit funds syndication fees	44,608	29%	34,473	40%	24,656
Investment advisory fees	26,766	17%	22,966	20%	19,202
Net trading profit	55,021	(8)%	59,701	112%	28,117
Interest	22,663	9%	20,746	(6)%	22,145
Other	16,116	(7)%	17,318	12%	15,514
Total revenues	975,064	1%	968,635	2%	945,477

Interest expense	(15,029)	(3)%	(15,420)	(15)%	(18,069)
Net revenues	960,035	1%	953,215	3%	927,408

Non-interest expenses:
Sales commissions	198,691	3%	192,774	(13)%	222,424
Admin & incentive compensation and benefit costs	428,501	1%	425,153	6%	401,838
Communications and information processing	71,630	6%	67,835	3%	65,728
Occupancy and equipment	34,006	(2)%	34,859	(4)%	36,435
Business development	44,058	9%	40,409	3%	39,308
Losses and non-interest expenses of real estate partnerships held by consolidated VIEs	38,553	(6)%	41,072	57%	26,083
Impairment of goodwill associated with RJES	—	—	—	(100)%	6,933
Clearance and all other	77,801	19%	65,160	7%	60,673
Total non-interest expenses	893,240	3%	867,262	1%	859,422
Income before taxes and including noncontrolling interests	66,795	(22)%	85,953	26%	67,986
Noncontrolling interests	(40,214)		(44,612)		(34,185)
Pre-tax income excluding noncontrolling interests	$107,009	(18)%	$130,565	28%	$102,171

The Capital Markets segment consists primarily of equity and fixed income products and services.  The activities include institutional sales and trading in the U.S., Canada and Europe; management of and participation in public offerings; financial advisory services, including private placements and merger and acquisition services; public finance activities; and the syndication and related management of investment partnerships designed to yield returns in the form of low-income housing tax credits to institutions.  We provide securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions for both equity and fixed income products are driven primarily through trade volume, resulting from a combination of participation in public offerings, general market activity, and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients.  Revenues from investment banking activities are driven principally by our role in the offering and the number and dollar value of the transactions with which we are involved.  This segment also includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the over-the-counter (“OTC”) and Canadian markets.  This trading involves the purchase of securities from, and the sale of securities to, our clients as well as other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients.  Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices, as well as market trends for the individual securities during the period we hold them. This segment also includes the results of the operations we conduct in Latin American countries including Argentina and Uruguay.

Index

During fiscal year 2015, we made investments in our domestic equity capital markets business through successful recruiting of experienced professionals to broadly build out our life sciences sector capabilities and to increase investment banking coverage in the financial services, energy and government services sectors. While the immediate impact of these hires results in an increase in compensation expense, we believe the long-term result of these efforts will have a favorable impact on both revenues and net profits of the segment.

No single client accounts for a material percentage of this segment’s total business.

Year ended September 30, 2015 compared with the year ended September 30, 2014 – Capital Markets

Net revenues increased $7 million, or 1%, while pre-tax income decreased $24 million, or 18%.

Institutional fixed income sales commissions increased $38 million, or 15%, benefiting from increased interest rate volatility and public finance activities during the year. Offsetting this increase, institutional equity sales commissions decreased $14 million, or 5%, resulting primarily from decreased equity underwriting activities throughout fiscal year 2015, particularly in the energy and real estate sectors.

Merger and acquisitions and advisory fee revenues increased $11 million, or 7%, reaching a record $162 million. We experienced significant increases in these revenues in fiscal year 2015 arising from our U.S. operations, led by our technology services sector and reflecting the benefit of prior years’ investments in other business sectors. The portion of these revenues arising from our Canadian operations decreased significantly due to the difficult Canadian equity market conditions throughout fiscal year 2015, especially in the natural resources sector.

Our net trading profits decreased $5 million, or 8%. Typically, our trading profits are generated primarily from fixed income securities. However, in fiscal year 2015, the primary reason for the decrease is $5 million of realized trading losses arising in our Canadian operations, primarily attributable to a loss on an equity underwriting position. Despite the continuation of the challenging fixed income market conditions throughout fiscal year 2015, fixed income trading results were solid and steady throughout the year, assisted by the trading profits generated on GNMA and FNMA MBS.

Underwriting fee revenues decreased $26 million, or 26%. Equity underwriting activities related to both initial public offerings and follow-on offerings declined significantly in the fiscal year. The market sectors that historically represent our areas of strength had relatively lower activity levels.

We experienced growth in our public finance underwritings with a 63% increase in the par value of lead managed new issues compared to the prior year. This increase favorably impacts both our securities commissions and fees revenues and our investment banking revenues. The combined revenues resulting from our public finance business activities increased $11 million, or 17%.

Tax credit fund syndication fee revenues increased by $10 million, or 29%, due to a 17% increase in the volume of tax credit fund partnership interests sold during the current year. Our continued growth in this business over the past several years has resulted in our ascension to a market leading position amongst syndicators of Low-Income Housing Tax Credit Fund (“LIHTC”) investments.

Non-interest expenses increased $26 million, or 3%. Sales commissions expense increased $6 million, or 3%, which is correlated with the 5% increase in overall institutional sales commission revenues. Business development expenses increased $4 million, or 9%, predominately in our equity capital markets operations, representing recruiting and other costs as they pursue opportunities for future growth and revenues. Clearance and other expense increased $13 million, or 19%, primarily due to a higher volume of trades, as reflected by the increase in institutional sales commission revenues, and $3 million of expense related to historical European trading activities.

Losses of real estate partnerships held by consolidated VIEs result directly from the consolidation of certain low-income housing tax credit funds, and decreased $3 million, or 6%, compared to the prior year. Since we only hold an insignificant interest in these consolidated funds, nearly all of these losses are attributable to others and are therefore included in the offsetting noncontrolling interests. Refer to Note 11 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on the consolidation of VIEs.

Noncontrolling interests includes the impact of consolidating certain low-income housing tax credit funds, which impacts other revenue, interest expense, and the losses of real estate partnerships held by consolidated VIEs (as described in the preceding paragraph), and reflects the portion of these consolidated entities which we do not own.  Total segment expenses attributable to

Index

others decreased by $4 million, corresponding with the reduction in losses of real estate partnerships held by consolidated VIEs discussed in the preceding paragraph.

Year ended September 30, 2014 compared with the year ended September 30, 2013 – Capital Markets

Net revenues in fiscal year 2014 increased $26 million, or 3%, while pre-tax income increased $28 million, or 28%.

Institutional equity sales commissions in fiscal year 2014 increased $14 million, or 6%, resulting from both favorable equity markets throughout the year, and an active new issue market environment at certain times during fiscal year 2014. The active new issue market resulted in a 14% increase in equity underwriting fee revenues to $100 million. Underwriting fee revenues increased in both our domestic as well as our Canadian equity capital markets operations. The sectors in which we generated the most significant amounts of underwriting fee revenues in fiscal year 2014 were real estate, financial services and energy.

Institutional fixed income sales commissions in fiscal year 2014 decreased $81 million, or 25%, primarily due to the challenging fixed income market conditions throughout fiscal year 2014 resulting from economic uncertainty, the continuation of historically low interest rates, periods of relatively low volatility of benchmark interest rates, and the resulting decreased customer trading volumes. Despite such conditions, trading results were solid and steady during fiscal year 2014, resulting in a $32 million, or 112%, improvement over fiscal year 2013, which included a quarter (the third quarter of fiscal year 2013) which was particularly negative. These trading profits were generated primarily from fixed income securities. These favorable trading results in fiscal year 2014 were achieved even as we continued to maintain relatively lower average balances of trading securities in response to the market uncertainty (refer to the table of average interest earning asset and liability balances in the net interest section of this MD&A for information on our average levels of trading instruments held during each respective fiscal year).

Merger and acquisitions and advisory fee revenues in fiscal year 2014 increased $24 million, or 19%, compared to fiscal year 2013. Fiscal year 2014 includes increases in revenues in both our domestic and Canadian operations. The sectors in which we generated the most significant amounts of such fee revenues in fiscal year 2014 were technology services, healthcare, energy, financial services, technology, and general industrials.

Tax credit fund syndication fee revenues in fiscal year 2014 increased by $10 million, or 40%, due to a 16% increase in the volume of tax credit fund partnership interests sold during fiscal year 2014 and the recognition of certain revenues in fiscal year 2014 that were associated with partnership interests sold in prior years which had been deferred in those years. Fiscal year 2014 recognition of these previously deferred revenues result from the favorable resolution of certain conditions associated with the partnership interests which, once favorably resolved, result in the recognition of previously deferred revenues.

Non-interest expenses in fiscal year 2014 increased $8 million, or 1%, compared to fiscal year 2013. Administrative and incentive compensation and benefit expense in fiscal year 2014 increased $23 million, or 6%, compared to fiscal year 2013 offset by a decrease in sales commission expense of $30 million, or 13%, which is directly correlated with the 12% decrease in overall institutional sales commission revenues. Incentive compensation expense increases in fiscal year 2014 were primarily the result of higher volumes of underwriting, mergers & acquisitions and advisory fees, investment banking and tax credit fund syndication fee revenues, as well as to a lesser extent, annual salary increases applicable to all of our operations. Fiscal year 2013 included goodwill impairment expense of $7 million related to our RJES operations which did not recur in fiscal year 2014.

Losses of real estate partnerships held by consolidated VIEs result directly from the consolidation of certain low-income housing tax credit funds, and in fiscal year 2014 reflect an increase of $15 million, or 57%, over fiscal year 2013. Since we only hold an insignificant interest in these consolidated funds, nearly all of these losses are attributable to others and are therefore included in the offsetting noncontrolling interests. Refer to Note 11 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on the consolidation of VIEs.

Noncontrolling interests includes the impact of consolidating certain low-income housing tax credit funds, which impacts other revenue, interest expense, and the losses of real estate partnerships held by consolidated VIEs (as described in the preceding paragraph), and RJES for the first six months of the fiscal year 2013 period (thereafter, we acquired the interests previously held by others), and reflects the portion of these consolidated entities which we do not own.  Total segment expenses attributable to others in fiscal year 2014 increased by $10 million compared to fiscal year 2013. The increase in expenses associated with noncontrolling interests resulting from losses of real estate partnerships held by consolidated VIEs discussed above, are offset by the impact of the fiscal year 2013 consolidation of RJES. As a result of our April 2013 acquisition of the RJES interest previously held by others, there is no comparable noncontrolling interest impact from the consolidation of RJES in fiscal year 2014.

Index

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the years indicated:

	Year ended September 30,
	2015	% change	2014	% change	2013
	($ in thousands)
Revenues:
Investment advisory fees	$338,895	6%	$318,244	29%	$247,162
Other	53,483	4%	51,446	13%	45,655
Total revenues	392,378	6%	369,690	26%	292,817

Expenses:
Admin & incentive compensation and benefit costs	101,723	(1)%	102,674	12%	91,994
Communications and information processing	25,286	16%	21,861	15%	19,056
Occupancy and equipment	4,564	(1)%	4,587	5%	4,364
Business development	9,911	8%	9,208	11%	8,288
Investment sub-advisory fees	54,938	18%	46,674	41%	33,183
Other	56,254	14%	49,495	33%	37,342
Total expenses	252,676	8%	234,499	21%	194,227
Income before taxes and including noncontrolling interests	139,702	3%	135,191	37%	98,590
Noncontrolling interests	4,652		6,905		2,290
Pre-tax income excluding noncontrolling interests	$135,050	5%	$128,286	33%	$96,300

The Asset Management segment includes the operations of Eagle, the Eagle Funds, AMS, RJ Trust, and other fee-based programs.  Revenues for this segment are primarily generated by the investment advisory fees related to asset management services provided for individual and institutional investment portfolios, along with mutual funds.  We generate revenues in this segment by providing investment advisory and asset management services to either individual or institutional investment portfolios, along with mutual funds. Investment advisory fee revenues are earned on the assets held in either managed or non-discretionary asset-based programs. These fees are computed based on balances either at the beginning of the quarter, the end of the quarter, or average daily assets. Asset balances are impacted by both the performance of the market and the new sales and redemptions of client accounts/funds. Rising markets have historically had a positive impact on investment advisory fee revenues as existing accounts increase in value, and individuals and institutions may commit incremental funds in rising markets.

No single client accounts for a material percentage of this segment’s total business.

Managed Programs

As of September 30, 2015, approximately 80% of investment advisory fees recorded in this segment are earned from assets held in managed programs.  Of these revenues, approximately 60% of our investment advisory fees recorded each quarter are determined based on balances at the beginning of a quarter, approximately 25% are based on balances at the end of the quarter and the remaining 15% are computed based on average assets throughout the quarter.

On April 30, 2015, RJF acquired Cougar. Eagle now offers Cougar’s global asset allocation strategies to its clients worldwide. Cougar has a substantial amount of assets under advisement, which are non-discretionary advised assets. See Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding the Cougar acquisition. The majority of the assets managed by Cougar are reflected in non-discretionary asset-based program balances.

On December 24, 2012, Eagle acquired a 45% interest in ClariVest Asset Management, LLC (“ClariVest”), an acquisition that bolstered our platform in the large-cap investment objective. See Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding the ClariVest acquisition.

Index

The following table reflects fee-billable financial assets under management in managed programs at the dates indicated:

	September 30,
	2015	2014	2013
	(in millions)
Assets under management:
Eagle Asset Management, Inc.	$25,692	$28,752	$27,886
Raymond James Consulting Services	13,484	13,085	11,385
Unified Managed Accounts (“UMA”)	8,613	7,587	4,962
Cougar Global Investments Limited	136	—	—
Freedom Accounts & other managed programs	21,168	19,944	16,555
Sub-total assets under management	69,093	69,368	60,788
Less: Assets managed for affiliated entities	(3,916)	(4,811)	(4,799)
Total financial assets under management	$65,177	$64,557	$55,989

The following table summarizes the activity impacting the total financial assets under management in managed programs (excluding activity in assets managed for affiliated entities and MK & Co. managed fee-based assets for the periods prior to the conversion of MK & Co. accounts to the RJ&A platform) for the years indicated:

	Year ended September 30,
	2015		2014		2013
	(in millions)
Assets under management at beginning of year	$69,368		$60,788		$44,168
Net inflows of client assets	2,797		3,865	(1)	4,032	(1)
Net market (depreciation) appreciation in asset values	(2,170)		4,715	(1)	7,074	(1)
Inflows resulting from the Cougar acquisition (2)	150		—		—
Inflow resulting from the ClariVest acquisition (3)	—		—		3,113
Inflows resulting from the conversion of MK & Co. accounts to the RJ&A platform (4)	—		—		2,401
Other	(1,052)	(5)	—		—
Assets under management at end of year	$69,093		$69,368		$60,788

(1)
Revised from the amounts reported in the prior year in order to present on a basis consistent with the current year. In the prior years, the presentation of net inflows only included the asset flows associated with new clients, and cancellations associated with existing clients, to certain programs.

(2)	See Note 3 of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information on this acquisition.

(3)	Eagle acquired a 45% interest in ClariVest on December 24, 2012.

(4)	In mid-February 2013, the client accounts of MK & Co. were converted onto the RJ&A platform.

(5)
During fiscal year 2015, certain assets that were previously included in Eagle’s programs were transferred into non-discretionary asset-based programs. The inflow of assets into the non-discretionary asset-based programs is discussed below.

Non-discretionary asset-based programs

As of September 30, 2015, approximately 20% of investment advisory fees revenue recorded in this segment are earned for administrative services on assets held in non-discretionary asset-based programs. Nearly all investment advisory fees associated with these programs are determined based on balances at the beginning of the quarter.

Fee-billable assets in non-discretionary asset-based programs as of September 30, 2015 were $91.0 billion, an increase of $9.7 billion, or 12%, over the $81.3 billion total as of September 30, 2014. The increase during the current year is attributable to: net inflows which out-paced market depreciation (most of the market depreciation occurred during the fourth quarter of fiscal year 2015 as a result of declining equity markets); inflows resulting from our acquisition of Cougar (see Note 3 of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information on this acquisition); and the movement of certain assets during the year that were previously included in Eagle managed programs which were transferred into non-discretionary asset-based programs (the offsetting outflows are reflected in the assets under management table above).

Index

Fee-billable assets in non-discretionary asset-based programs as of September 30, 2014 were $81.3 billion, an increase of $16.6 billion, or 26%, over the $64.7 billion total as of September 30, 2013. The increase in the prior year was primarily driven by both net inflows and market appreciation during fiscal year 2014.

Year ended September 30, 2015 compared with the year ended September 30, 2014 – Asset Management

Pre-tax income in the Asset Management segment increased $7 million, or 5%.

Investment advisory fee revenue increased by $21 million, or 6%, generated by an increase in assets under management that resulted from net inflows of client assets. Market values depreciated primarily as a result of the equity market decline that occurred during the fourth quarter of fiscal year 2015. Performance fees, which are earned by managed funds for exceeding certain performance targets, amounted to $5 million, a decrease of $5 million from the amount earned in the prior year. Refer to the information presented above regarding the increases in the balances of assets held in our programs.

Other revenue increased by $2 million, or 4%, primarily resulting from an increase in fee income generated by RJ Trust, reflecting a 4% increase in RJ Trust client assets compared to the prior year, to $3.51 billion as of September 30, 2015.

Expenses increased by approximately $18 million, or 8%, primarily resulting from a $8 million, or 18%, increase in investment sub-advisory fees, a $3 million, or 16%, increase in communications and information support processing expense, and a $7 million, or 14%, increase in other expenses. The increase in investment sub-advisory fee expense is primarily attributable to increased fees paid to external managers for Raymond James Consulting Services and UMA programs, which have both experienced increases in asset levels compared to the prior year. The increase in communications and information processing expense result from additional costs associated with supporting the steadily increasing levels of assets under management as well as the growth in asset levels in our non-discretionary asset-based programs. The increase in other expense is primarily due to Eagle’s share of certain costs incurred in the organization and start-up of a new fund in which Eagle serves as the sub-advisor.

Noncontrolling interests includes the impact of the consolidation of certain subsidiary investment advisors and other subsidiaries (including ClariVest). Total segment net income attributable to others decreased $2 million compared to the prior year primarily as a result of a reduction in the amount of performance fee revenues earned in the current year that were attributable to others.

Year ended September 30, 2014 compared to the year ended September 30, 2013 – Asset Management

Pre-tax income in the Asset Management segment in fiscal year 2014 increased $32 million, or 33%, over the prior year.

Investment advisory fee revenue in fiscal year 2014 increased by $71 million, or 29%, primarily generated by an increase in assets under management and increased performance fees from certain managed funds. Performance fees, which are earned by managed funds for exceeding certain performance targets, increased $8 million over the amount earned in fiscal year 2013. Assets in both managed and non-discretionary asset-based programs in fiscal year 2014 increased substantially since the prior year. Refer to the information presented above regarding the increases in the balances of assets held in our programs.

Other revenue in fiscal year 2014 increased by $6 million, or 13%, primarily resulting from an increase in fee income generated by our RJ Trust subsidiary reflecting a 16% increase in RJ Trust client assets compared to the prior year, to $3.38 billion as of September 30, 2014.

Expenses in fiscal year 2014 increased by approximately $40 million, or 21%, primarily resulting from a $13 million, or 41%, increase in investment sub-advisory fees, a $12 million, or 33%, increase in other expenses, and an $11 million, or 12%, increase in administrative and performance based incentive compensation. The increase in investment sub-advisory fee expense in fiscal year 2014 is directly related to the increase in assets in programs managed by external managers. Such assets are included within the UMA and Raymond James Consulting Services program asset under management balances. The increase in other expense in fiscal year 2014 is primarily due to increases in the costs incurred so that certain funds sponsored by Eagle are available as investment choices on the platforms of other broker-dealers and increases in expenses of RJ Trust resulting from the increase in client assets. The increase in administrative and performance based incentive compensation in fiscal year 2014 is a result of: the combination of increases in performance compensation which is directly related to the increase in investment advisory fee revenues and the performance fees earned during the year; increases in salary and related expenses resulting from the addition of ClariVest on December 24, 2012; and annual salary increases and certain additions to staff associated with our operations.

Noncontrolling interests includes the impact of the consolidation of certain subsidiary investment advisors and other subsidiaries (including ClariVest). Total segment net income attributable to others in fiscal year 2014 increased by $5 million as

Index

compared to fiscal year 2013 since certain of the current year performance fees were earned by certain of these subsidiaries, and therefore a portion is attributable to others.

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the years indicated:

	Year ended September 30,
	2015	% change	2014	% change	2013
	($ in thousands)
Revenues:
Interest income	$415,271	17%	$355,304	2%	$348,068
Interest expense	(11,693)	37%	(8,547)	(7)%	(9,224)
Net interest income	403,578	16%	346,757	2%	338,844
Other income	10,717	114%	5,013	(38)%	8,062
Net revenues	414,295	18%	351,770	1%	346,906

Non-interest expenses:
Compensation and benefits	27,843	9%	25,430	16%	21,835
Communications and information processing	5,186	22%	4,234	39%	3,043
Occupancy and equipment	1,256	(1)%	1,274	9%	1,168
Loan loss provision	23,570	74%	13,565	429%	2,565
FDIC insurance premiums	11,746	17%	10,026	75%	5,716
Affiliate deposit account servicing fees	35,429	5%	33,758	14%	29,650
Other	30,544	48%	20,649	36%	15,215
Total non-interest expenses	135,574	24%	108,936	38%	79,192
Pre-tax income	$278,721	15%	$242,834	(9)%	$267,714

RJ Bank provides corporate loans, residential loans and securities based loans, as well as FDIC-insured deposit accounts, to clients of our broker-dealer subsidiaries and to the general public.  RJ Bank is active in corporate loan syndications and participations.  RJ Bank generates net interest revenue principally through the interest income earned on loans and investments, which is offset by the interest expense it pays on client deposits and on its borrowings.

No single client accounts for a material percentage of this segment’s total business.

Index

The tables below present certain credit quality trends for loans held by RJ Bank:

	Year ended September 30,
	2015	2014	2013
	(in thousands)
Net loan recoveries/(charge-offs):
C&I loans	$(580)	$(1,829)	$(696)
Commercial real estate (“CRE”) loans	3,773	64	(7,919)
Residential mortgage loans	(461)	(17)	(4,472)
SBL	25	35	(222)
Total	$2,757	$(1,747)	$(13,309)

	As of September 30,
	2015	2014	2013
	(in thousands)
Allowance for loan losses:
Loans held for investment:
C&I loans	$117,623	$103,179	$95,994
CRE construction loans	2,707	1,594	1,000
CRE loans	30,486	25,022	19,266
Tax-exempt loans	5,949	1,380	—
Residential mortgage loans	12,526	14,350	19,126
SBL	2,966	2,049	1,115
Total	$172,257	$147,574	$136,501

Nonperforming assets:
Nonperforming loans:
C&I loans	$—	$—	$89
CRE loans	4,796	18,876	25,512
Residential mortgage loans:
Residential mortgage loans	47,504	61,391	75,889
Home equity loans/lines	319	398	468
Total nonperforming loans	52,619	80,665	101,958
Other real estate owned:
Residential first mortgage	4,631	5,380	2,434
Total other real estate owned	4,631	5,380	2,434
Total nonperforming assets	$57,250	$86,045	$104,392
Total nonperforming assets as a % of RJ Bank total assets	0.39%	0.69%	0.99%

Total loans:
Loans held for sale, net(1)	$119,519	$45,988	$110,292
Loans held for investment:
C&I loans	6,928,018	6,422,347	5,246,005
CRE construction loans	162,356	94,195	60,840
CRE loans	2,054,154	1,689,163	1,283,046
Tax-exempt loans	484,537	122,218	—
Residential mortgage loans	1,962,614	1,751,747	1,745,650
SBL	1,481,504	1,023,748	555,805
Net unearned income and deferred expenses	(32,424)	(37,533)	(43,936)
Total loans held for investment(1)	13,040,759	11,065,885	8,847,410
Total loans(1)	$13,160,278	$11,111,873	$8,957,702

(1)	Net of unearned income and deferred expenses.

Index

The following table presents RJ Bank’s allowance for loan losses by loan category:

	As of September 30,
	2015		2014		2013
	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable
	($ in thousands)
Loans held for sale	$—	1%	$—	—	$—	1%
C&I loans	98,447	44%	87,551	49%	81,733	50%
CRE construction loans	2,148	1%	1,307	1%	674	—
CRE loans	24,064	13%	21,061	13%	16,566	12%
Tax-exempt loans	5,949	4%	1,380	1%	—	—
Residential mortgage loans	12,513	15%	14,340	16%	19,117	20%
SBL	2,962	11%	2,044	9%	1,112	6%
Foreign loans	26,174	11%	19,891	11%	17,299	11%
Total	$172,257	100%	$147,574	100%	$136,501	100%

	As of September 30,
	2012		2011
	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable
	($ in thousands)
Loans held for sale	$—	2%	$5	2%
C&I loans	85,916	56%	79,687	59%
CRE construction loans	458	—	490	—
CRE loans	26,381	10%	30,752	11%
Residential mortgage loans	26,126	21%	33,194	26%
SBL	705	4%	20	—
Foreign loans	7,955	7%	1,596	2%
Total	$147,541	100%	$145,744	100%

Information on foreign assets held by RJ Bank:

Changes in the allowance for loan losses with respect to loans RJ Bank has made to borrowers who are not domiciled in the U.S. are as follows:

	Year ended September 30,
	2015	2014	2013	2012	2011
	(in thousands)
Allowance for loan losses attributable to foreign loans, beginning of year:	$19,891	$17,299	$7,955	$1,596	$734
Provision for loan losses - foreign loans	7,927	3,337	9,696	6,242	862
Foreign loan charge-offs:
C&I loans	—	—	(56)	—	—
Foreign exchange translation adjustment	(1,644)	(745)	(296)	117	—
Allowance for loan losses attributable to foreign loans, end of year	$26,174	$19,891	$17,299	$7,955	$1,596

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

	Deposits with other banks	C&I loans	CRE construction loans	CRE loans	Residential mortgage loans	SBL	Total cross-border outstandings (1)
	(in thousands)
September 30, 2015

Canada	$122,810	$456,602	$—	$178,230	$557	$328	$758,527

September 30, 2014

Canada	$64,363	$397,743	$—	$112,325	$586	$37	$575,054

September 30, 2013

Canada	$44,196	$352,221	$8,093	$63,456	$1,013	$48	$469,027

(1)	Excludes any hedged, non-U.S. currency amounts.

Year ended September 30, 2015 compared with the year ended September 30, 2014 – RJ Bank

Pre-tax income in the RJ Bank segment increased $36 million, or 15%.  The increase in pre-tax income was primarily attributable to a $63 million, or 18%, increase in net revenues, offset by an increase of $10 million, or 74%, in the provision for loan losses and a $17 million, or 17%, increase in non-interest expenses (excluding the provision for loan losses). The increase in net revenues was attributable to a $57 million increase in net interest income and a $6 million increase in other income.

The $57 million increase in net interest income was the result of a $1.6 billion increase in average interest-earning banking assets and an increase in the net interest margin. The increase in average interest-earning banking assets was primarily driven by a $2.1 billion increase in average loans offset by a $440 million decrease in average cash and investments. Average corporate loans increased $1.4 billion, or 19%, average SBL balances increased $488 million, or 62%, and average residential mortgage loans increased $173 million, or 10%. The yield on interest-earning banking assets increased to 3.15% from 3.04% due to an improvement in the earning-asset composition from lower-yielding cash and investments to a larger percentage of higher yielding loans. The loan portfolio yield decreased slightly to 3.34% from 3.39%. Primarily as a result of the increase in the yield of the average interest-earning banking assets, the net interest margin increased to 3.07% from 2.98%.

Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $1.4 billion to $11.9 billion.

The increase in other income was due to a decrease of $4 million in foreign currency losses, a $1 million increase resulting from held for sale loan activities, and a $1 million increase in gains from the sale of foreclosed properties.

A significant portion of the provision for loan losses in both fiscal year 2015 and 2014 resulted from loan portfolio growth in each year. The primary factors impacting the year over year increase in provision for loan losses in the current year results from the varying impact of credit characteristics which were particular to each respective year. The current year provision for loan losses was impacted by an increase in corporate criticized loans, which was partially offset by the impact of improved credit characteristics of the residential mortgage loan portfolio. Fiscal year 2014 benefited to a greater extent than the current year from the improved credit characteristics of the loan portfolio including a decrease in corporate criticized loans.
The $17 million increase in non-interest expenses (excluding the provision for loan losses) was primarily attributable to a $3 million, or 68%, increase in SBL affiliate fees due to increases in SBL balances; a $2 million, or 5%, increase in affiliate deposit account servicing fees related to increased deposit balances; a $2 million increase in expenses related to the reserve for unfunded lending commitments; a $2 million or 17% increase in FDIC insurance premiums; a $2 million, or 9%, increase in compensation and benefits resulting from annual raises and increases in the costs of certain employee benefit programs coupled with increases in the number of personnel; a $1 million, or 22%, increase in communications and information processing expense; and a $1 million increase of expense related to other taxes.

Index

Year ended September 30, 2014 compared to the year ended September 30, 2013 – RJ Bank

Pre-tax income in the RJ Bank segment in fiscal year 2014 decreased $25 million, or 9%, compared to fiscal year 2013.  The decrease in pre-tax income in fiscal year 2014 was primarily attributable to a $19 million, or 24%, increase in non-interest expenses (excluding the provision for loan losses) and an increase of $11 million, or 429%, in the provision for loan losses, offset by a $5 million increase in net revenues. The increase in net revenues in fiscal year 2014 was attributable to an $8 million increase in net interest income offset by a $3 million decrease in other income.

Net interest income in fiscal year 2014 increased $8 million as a result of a $1.2 billion increase in average interest-earning banking assets offset by a decrease in the net interest margin. The increase in average interest-earning banking assets was driven by a $1.4 billion increase in average loans with average corporate loans increasing $1.1 billion, or 17%, and average SBL increasing $337 million, or 76%. The net interest margin decreased to 2.98% from 3.25% primarily as a result of the decrease in the yield of the average interest-earning assets. The yield on interest-earning banking assets decreased to 3.04% from 3.34% due to a decline in the loan portfolio yield. The loan portfolio yield decreased primarily due to a reduction in the corporate loan portfolio yield resulting from lower yields on new loans and refinancings as well as lower corporate loan fee income. The residential mortgage loan portfolio yield declined due to adjustable rate loans resetting at lower rates.

Corresponding to the increase in average interest-earning banking assets in fiscal year 2014, average interest-bearing banking liabilities increased $1.2 billion to $10.5 billion.

The decrease in other income in fiscal year 2014 compared to fiscal year 2013 was primarily due to a $3 million decline in gains from the sale of held for sale loans due to lower residential mortgage loan originations, and a $2 million increase in foreign currency losses, which were partially offset by a $2 million increase in bank-owned life insurance valuation gains.

The increase in provision for loan losses in fiscal year 2014 resulted from significant loan portfolio growth, which was partially offset by a decrease in corporate criticized loans, the favorable resolution of corporate problem loans, lower loan-to-value (“LTV”) ratios in the residential mortgage loan portfolio, and a reduction in delinquent residential mortgage loans. These credit characteristics reflected the positive impact from improved economic conditions in fiscal year 2014, which resulted in a decline in the criticized loan balance and nonperforming assets as a percentage of total assets. In addition, net loan charge-offs decreased $12 million, or 87%, to $2 million, which was primarily attributable to improved credit characteristics within both the CRE and residential mortgage loan portfolios.
The $19 million increase in non-interest expenses in fiscal year 2014 (excluding the provision for loan losses) compared to fiscal year 2013 was primarily attributable to a $4 million, or 14%, increase in affiliate deposit account servicing fees related to increased deposit balances, a $4 million or 75% increase in FDIC insurance premiums due to higher deposit balances and assessment rates, a $4 million, or 16%, increase in compensation and benefits related to staff additions, a $2 million increase in SBL affiliate fees, and a $1 million, or 39%, increase in communications and information processing expense.

Index

The following table presents average balance, interest income and expense, the related interest yields and rates, and interest spreads for RJ Bank for the years indicated:

	Year ended September 30,
	2015			2014			2013
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income (1)
Loans held for sale - all domestic	$107,255	$2,686	2.64%	$107,898	$2,705	2.51%	$155,901	$3,519	2.26%
Loans held for investment:
Domestic:
C&I loans	5,672,456	205,673	3.59%	4,854,911	176,820	3.61%	4,520,070	190,910	4.19%
CRE construction loans	95,609	4,105	4.23%	51,361	2,346	4.50%	41,928	2,140	5.03%
CRE loans	1,462,690	44,367	2.99%	1,249,124	37,156	2.93%	935,058	30,515	3.22%
Tax-exempt loans (2)	301,767	8,812	4.49%	44,150	1,454	5.07%	—	—	—
Residential mortgage loans	1,924,408	55,286	2.83%	1,751,584	51,409	2.90%	1,711,968	52,285	3.01%
SBL	1,267,401	35,242	2.74%	779,872	21,843	2.76%	443,042	13,143	2.93%
Foreign:
C&I loans	1,004,661	39,313	3.86%	945,799	38,778	4.04%	623,554	31,799	5.01%
CRE construction loans	23,017	937	4.01%	42,594	2,763	6.40%	21,240	1,488	6.91%
CRE loans	265,634	9,002	3.34%	217,461	8,537	3.87%	148,768	10,036	6.65%
Residential mortgage loans	2,697	84	3.06%	2,099	64	3.00%	1,869	66	3.49%
SBL	1,936	71	3.60%	1,866	67	3.57%	1,615	63	3.88%
Total loans, net	12,129,531	405,578	3.34%	10,048,719	343,942	3.39%	8,605,013	335,964	3.86%
Agency MBS	248,408	2,446	0.98%	297,933	2,622	0.88%	346,665	2,902	0.84%
Non-agency collateralized mortgage obligations	89,336	2,178	2.44%	127,022	3,164	2.49%	154,933	4,155	2.68%
Cash	611,375	1,344	0.22%	979,978	2,558	0.28%	1,109,857	2,812	0.25%
FHLB stock, Federal Reserve Bank of Atlanta (“FRB”) stock, and other	111,891	3,725	3.33%	95,806	3,018	3.15%	85,811	2,235	2.60%
Total interest-earning banking assets	13,190,541	$415,271	3.15%	11,549,458	$355,304	3.04%	10,302,279	$348,068	3.34%
Non-interest-earning banking assets:
Allowance for loan losses	(158,373)			(140,544)			(146,474)
Unrealized loss on available for sale securities	(4,666)			(9,338)			(11,723)
Other assets	321,919			289,322			268,471
Total non-interest-earning banking assets	158,880			139,440			110,274
Total banking assets	$13,349,421			$11,688,898			$10,412,553

(continued on next page)

Index

	Year ended September 30,
	2015			2014			2013
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands) (continued from previous page)
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$347,748	$5,839	1.68%	$329,176	$6,126	1.86%	$305,293	$6,239	2.04%
Money market, savings, and NOW accounts (3)	10,851,494	2,543	0.02%	9,790,257	1,833	0.02%	8,827,966	2,793	0.03%
FHLB advances and other	664,387	3,311	0.49%	337,603	588	0.17%	129,144	192	0.15%
Total interest-bearing banking liabilities	11,863,629	$11,693	0.10%	10,457,036	$8,547	0.08%	9,262,403	$9,224	0.10%
Non-interest-bearing banking liabilities	52,933			36,827			57,604
Total banking liabilities	11,916,562			10,493,863			9,320,007
Total banking shareholder’s equity	1,432,859			1,195,035			1,092,546
Total banking liabilities and shareholders’ equity	$13,349,421			$11,688,898			$10,412,553
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,326,912	$403,578		$1,092,422	$346,757		$1,039,876	$338,844

Bank net interest:
Spread			3.05%			2.97%			3.24%
Margin (net yield on interest-earning banking assets)			3.07%			2.98%			3.25%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			111.18%			110.45%			111.23%
Return on average:
Total banking assets			1.34%			1.35%			1.63%
Total banking shareholder’s equity			12.52%			13.21%			15.49%
Average equity to average total banking assets			10.73%			10.22%			10.49%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on impaired nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the years ended September 30, 2015, 2014 and 2013 was $30 million, $34 million, and $48 million, respectively.

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

	Year ended September 30,
	2015 compared to 2014			2014 compared to 2013
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale - all domestic	$(16)	$(3)	$(19)	$(1,084)	$270	$(814)
Loans held for investment:
Domestic:
C&I loans	29,775	(922)	28,853	14,142	(28,232)	(14,090)
CRE construction loans	2,021	(262)	1,759	482	(276)	206
CRE loans	6,353	858	7,211	10,249	(3,608)	6,641
Tax-exempt loans	8,484	(1,126)	7,358	1,454	—	1,454
Residential mortgage loans	5,073	(1,196)	3,877	1,210	(2,086)	(876)
SBL	13,655	(256)	13,399	9,992	(1,292)	8,700
Foreign:
C&I loans	2,414	(1,879)	535	16,433	(9,454)	6,979
CRE construction loans	(1,269)	(557)	(1,826)	1,496	(221)	1,275
CRE loans	1,891	(1,426)	465	4,634	(6,133)	(1,499)
Residential mortgage loans	18	2	20	8	(10)	(2)
SBL	3	1	4	9	(5)	4
Agency MBS	(436)	260	(176)	(408)	128	(280)
Non-agency collateralized mortgage obligations	(939)	(47)	(986)	(748)	(243)	(991)
Cash	(962)	(252)	(1,214)	(329)	75	(254)
FHLB stock, FRB stock, and other	507	200	707	260	523	783
Total interest-earning banking assets	66,572	(6,605)	59,967	57,800	(50,564)	7,236

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	346	(633)	(287)	488	(601)	(113)
Money market, savings and NOW accounts	199	511	710	304	(1,264)	(960)
FHLB advances and other	569	2,154	2,723	310	86	396
Total interest-bearing banking liabilities	1,114	2,032	3,146	1,102	(1,779)	(677)
Change in net interest income	$65,458	$(8,637)	$56,821	$56,698	$(48,785)	$7,913

Index

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the years indicated:

	Year ended September 30,
	2015	% change	2014	% change	2013
	($ in thousands)
Revenues:
Interest income	$12,237	(2)%	$12,549	(19)%	$15,404
Investment banking	—	—	—	(100)%	3,000
Investment advisory fees	1,644	23%	1,340	6%	1,262
Other	53,086	87%	28,314	(73)%	106,735
Total revenues	66,967	59%	42,203	(67)%	126,401

Interest expense	(77,165)	—	(77,456)	(4)%	(80,478)
Net revenues	(10,198)	71%	(35,253)	(177)%	45,923

Non-interest expenses:
Compensation and other expenses	40,551	(6)%	43,055	—	43,164
Acquisition related expenses	—	—	—	(100)%	73,454
Total non-interest expenses	40,551	(6)%	43,055	(63)%	116,618
Loss before taxes and including noncontrolling interests:	(50,749)	35%	(78,308)	(11)%	(70,695)
Noncontrolling interests	14,100		5,610		61,618
Pre-tax loss excluding noncontrolling interests	$(64,849)	23%	$(83,918)	37%	$(132,313)

This segment results include our principal capital and private equity activities, certain corporate overhead costs of RJF including the interest cost on our public debt, and the acquisition and integration costs associated with our material acquisitions including, most significantly in fiscal year 2013, the costs associated with our integration of Morgan Keegan.

Year ended September 30, 2015 compared to the year ended September 30, 2014 – Other

The pre-tax loss generated by this segment decreased by approximately $19 million, or 23%.

Net revenues in this segment increased $25 million, or 71%. The increase results from a $25 million increase in revenues arising from our principal capital and private equity portfolio investments. We also realized an increase in revenues arising from the sale or redemption activities in our ARS portfolio of $4 million, which were offset by certain foreign currency translation losses that primarily result from the weakened Canadian dollar, and decreases in the valuation of other investments (primarily in managed equities). The current year ARS portfolio gain is primarily the result of an $11 million gain on the sale of all of our Jefferson County, Alabama Limited Obligation School Warrants ARS. In the prior year, gains resulting from sales and redemption activities in our ARS portfolio were primarily comprised of a $5.5 million gain on the redemption of Jefferson County Alabama Sewer Revenue Refunding Warrants ARS.

The portion of revenue attributable to noncontrolling interests increased $8 million, as the increase in revenues generated by our private equity portfolio resulted in higher amounts of such revenues that are attributable to others.

Year ended September 30, 2014 compared to the year ended September 30, 2013 – Other

The pre-tax loss generated by this segment in fiscal year 2014 decreased by approximately $48 million, or 37%, compared to fiscal year 2013.

Net revenues in this segment in fiscal year 2014 decreased $81 million, or 177%. The decrease is primarily attributable to a decrease in revenues in fiscal year 2014 arising from our private equity portfolio investments. Approximately $74 million of fiscal year 2013 revenues were associated with our indirect investment in Albion, an investment which was sold in April 2013 and therefore such revenues did not recur in fiscal year 2014. Revenues associated with the remainder of our private equity portfolio in fiscal year 2014 decreased $6 million compared to fiscal year 2013. Offsetting these decreases, in fiscal year 2014 we realized a $6 million increase from gains on redemptions or sales of ARS, most notably arising from the fiscal year 2014 redemption of Jefferson County Alabama Sewer Revenue Refunding Warrants ARS.

Index

Non-interest expenses in fiscal year 2014 decreased $74 million, or 63%. The decrease is primarily a result of a decrease in acquisition related expenses since our integration of Morgan Keegan was substantially complete as of September 30, 2013. The acquisition related expenses incurred in fiscal year 2013 were primarily comprised of expenses associated with the integration of Morgan Keegan’s operations into our own (see Note 3 of our Notes to Consolidated Financial Statements in this Form 10-K for additional information on the components of the fiscal year 2013 expense).

The portion of revenue attributable to noncontrolling interests decreased in fiscal year 2014 by nearly $56 million compared to fiscal year 2013. Of the fiscal year 2013 Albion revenues received, approximately $51 million related to the portion of that investment which we did not own.

Certain statistical disclosures by bank holding companies

As a financial holding company, we are required to provide certain statistical disclosures by bank holding companies pursuant to the SEC’s Industry Guide 3.  Certain of those disclosures are as follows for the fiscal year indicated:

	Year ended September 30,
	2015	2014	2013
RJF return on average assets (1)	2.0%	2.1%	1.7%
RJF return on average equity (2)	11.5%	12.3%	10.6%
Average equity to average assets (3)	18.5%	18.1%	17.3%
Dividend payout ratio(4)	21.0%	19.3%	21.7%

(1)	Computed as net income attributable to RJF for the year indicated, divided by average assets (the sum of total assets at the beginning and end of the year, divided by two).

(2)
Computed by utilizing the net income attributable to RJF and the average equity for each respective fiscal year. Average equity is computed by adding the total equity attributable to RJF as of each quarter-end date during the indicated fiscal year, plus the beginning of the year total, divided by five.

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

Senior management establishes our liquidity and capital policies. These policies include senior management’s review of short- and long-term cash flow forecasts, review of monthly capital expenditures, the monitoring of the availability of alternative sources of financing, and the daily monitoring of liquidity in our significant subsidiaries. Our decisions on the allocation of capital to our business units consider, among other factors, projected profitability and cash flow, risk and impact on future liquidity needs. Our treasury operations assist in evaluating, monitoring and controlling the impact that our business activities have on our financial condition, liquidity and capital structure as well as maintain our relationships with various lenders. The objectives of these policies are to support the successful execution of our business strategies while ensuring ongoing and sufficient liquidity.

Liquidity is provided primarily through our business operations and financing activities.  Financing activities could include bank borrowings, repurchase agreement transactions or additional capital raising activities under our “universal” shelf registration statement.

Cash provided by operating activities during the year ended September 30, 2015 was $899 million. Cash generated by successful operating results over the year resulted in a $638 million increase in cash.  Significant changes in various other asset and liability balances which increased cash include: brokerage client payables and other accounts payable increased $594 million, which results in an increase in cash; an increase in the stock loaned, net of stock borrowed balances resulted in a $96 million increase in cash; a decrease in securities purchased under agreements to resell, net of securities sold under agreements to repurchase, resulted in a $60 million increase in cash; the decrease in the prepaid expenses and other asset balance generated by cash transactions

Index

resulted in a $47 million increase in cash; a decrease in our net trading instruments resulted in a $41 million increase in cash; accrued compensation, commissions and benefits balances increased resulting in a $29 million increase in cash. The increased accrual primarily results from the increase in both revenues and profits over the prior year. Partially offsetting these activities which resulted in increases of cash, decreases in cash resulted from the following activities: a $416 million increase in assets segregated pursuant to regulations and other segregated assets, primarily resulting from the increase in brokerage client payables previously described above; in support of our strong recruiting results, we used $82 million in cash to fund loans provided to financial advisors, net of repayments; purchases of loans held for sale, net of sales, resulted in a $60 million decrease; and brokerage client receivables increased $56 million. All other components of operating activities combined to net a $8 million source of cash.

Investing activities resulted in the use of $2.17 billion of cash during the year ended September 30, 2015.  The primary investing activity was the use of $2.09 billion in cash to fund an increase in bank loans, net of the proceeds from sales of loans held for investment.  RJ Bank made purchases of available for sale securities of $92 million. We used $74 million to fund investments in technology and equipment, primarily comprised of computer software enhancements. We used $45 million to fund other investments, primarily comprised of investments in company owned life insurance. Offsetting the impact of these investments on cash, we received proceeds from the maturation, repayment, redemption or sale of securities in our available for sale security portfolio of $155 million, nearly $64 million of which arose from the sale of all of our Jefferson County, Alabama Limited Obligation School Warrants ARS. All other components of investing activities combined to net a $22 million use of cash.

Financing activities provided $1.73 billion of cash during the year ended September 30, 2015.  Increases in RJ Bank deposits provided $1.89 billion. We used $103 million in payment of dividends to our shareholders. We used $89 million to repurchase shares of our stock, $57 million of this total resulting from the fourth quarter fiscal year 2015 open market repurchases (refer to Item 5, “Issuers Purchases of Equity Securities” in this report, for additional information on our share repurchases). Proceeds from all of our sources of borrowed funds, net of repayments, resulted in a $6 million increase in cash. A $50 million net increase in RJ Bank’s advances from the FHLB during the year is the primary source of these borrowings, as the amount of our short-term borrowings outstanding on our domestic financing facilities decreased compared to September 30, 2014 (see Note 15 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding these borrowings). All other components of financing activities combined to net a $20 million source of cash.

The effect of currency exchange rates on our cash balances resulted in a $55 million decrease in our U.S. dollar denominated cash balance. The most significant component of this decrease results from the substantial cash balances held by RJ Ltd. as part of their Canadian brokerage operations, which are denominated in Canadian currency (this cash is utilized to fund Canadian currency denominated liabilities), and the 16% decrease in the value of the Canadian dollar to the U.S. dollar since September 30, 2014.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities, should provide adequate funds for continuing operations at current levels of activity.

Index

Sources of Liquidity

Approximately $1.22 billion of our total September 30, 2015 cash and cash equivalents (a portion of which is invested on behalf of the parent company by RJ&A, and a portion of which is maintained in a deposit account at RJ Bank) was available to us without restrictions.  The cash and cash equivalents held were as follows:

Cash and cash equivalents:	September 30, 2015
(in thousands)
RJF (1)	$746,042
RJ&A(2)	830,887
RJ Bank	464,462
RJ Ltd.	246,992
RJFS	111,682
RJFSA	48,569
Other subsidiaries	152,372
Total cash and cash equivalents	$2,601,006

(1)
RJF maintains a depository account at RJ Bank which has a balance of $451 million as of September 30, 2015. This cash balance is reflected in the RJF total, and is excluded from the RJ Bank total, since this balance is available to RJF on-demand and without restriction.

(2)	RJF has loaned $494 million to RJ&A as of September 30, 2015, which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

In addition to the liquidity on hand described above, we have other various potential sources of liquidity which are described below.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A and RJ Bank.

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit items arising from client transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At September 30, 2015, RJ&A significantly exceeded both the minimum regulatory and its financing covenants net capital requirements. At that date, RJ&A had excess net capital of approximately $372 million, of which approximately $115 million is available for dividend while still maintaining the internally-imposed net capital ratio of 15% of aggregate debit items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval.

RJ Bank may pay dividends to the parent company without prior approval by its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted capital to risk-weighted assets ratios.  At September 30, 2015, RJ Bank had approximately $210 million of capital in excess of the amount it would need at September 30, 2015 to maintain its targeted risk-weighted assets ratio of 12.5%.

  Although we have liquidity available to us from our other subsidiaries, the available amounts are not as significant as the amounts described above, and in certain instances may be subject to regulatory requirements.

Index

Borrowings and Financing Arrangements

The following table presents our committed and uncommitted financing arrangements with third party lenders and the outstanding balances related thereto, as of September 30, 2015.

	As of September 30, 2015
	RJ&A(3)	RJ Ltd.		RJF		Total	Total number of counterparties
	($ in thousands)
Financing arrangement:
Committed secured (1)	$300,000	$—		$—		$300,000	3
Committed unsecured	—	—		300,000	(5)	300,000	1
Uncommitted secured(1)(2)	2,400,000	33,974	(4)	—		2,433,974	10
Uncommitted unsecured(1)(2)	375,000	—		50,000		425,000	7
Total financing arrangements	$3,075,000	$33,974		$350,000		$3,458,974	21

Outstanding borrowing amount:
Committed secured (1)	$65,000	$—		$—		$65,000
Committed unsecured	—	—		—		—
Uncommitted secured(1)(2)	374,535	—		—		374,535
Uncommitted unsecured(1)(2)	—	—		—		—
Total outstanding borrowing amount	$439,535	$—		$—		$439,535

(1)	Our ability to borrow is dependent upon compliance with the conditions in the various committed loan agreements and collateral eligibility requirements.

(2)	Lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

(3)	We generally utilize the RJ&A facilities to finance a portion of our fixed income securities trading instruments.

(4)
This financing arrangement is primarily denominated in Canadian currency, amounts presented in the table have been converted to U.S. dollars at the currency exchange rate in effect as of September 30, 2015.

(5)
On August 6, 2015, RJF entered into a revolving credit facility agreement in which the lenders are a number of financial institutions. This unsecured borrowing facility provides for maximum borrowings of up to $300 million, at variable rates, with a facility maturity date of August 6, 2020 (see Note 15 of our Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding this borrowing arrangement).

The committed financing arrangements are in the form of either tri-party repurchase agreements or secured lines of credit.  The uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit.

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $11.3 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. There were no borrowings outstanding on these lines of credit as of September 30, 2015.

RJ Bank had $550 million in FHLB advances outstanding at September 30, 2015, comprised of two floating-rate advances, one in the amount of $250 million and the second in the amount of $300 million. Both FHLB advances are secured by a blanket lien on RJ Bank’s residential loan portfolio (see Note 15 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding these borrowings). RJ Bank has an additional $878 million in immediate credit available from the FHLB as of September 30, 2015 and total available credit of 30% of total assets with the pledge of additional collateral to the FHLB. On October 9, 2013, RJ Bank entered into a forward-starting advance transaction with the FHLB to borrow $25 million on October 13, 2015. This borrowing was funded subsequent to our year-end, bears interest at the rate of 3.4%, and matures on October 13, 2020.

RJ Bank is eligible to participate in the Fed’s discount-window program; however, RJ Bank does not view borrowings from the Fed as a primary means of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and would be secured by pledged C&I loans.

Index

From time to time we purchase short-term securities under agreements to resell (“Reverse Repurchase Agreements”) and sell securities under agreements to repurchase (“Repurchase Agreements”).  We account for each of these types of transactions as collateralized financings with the outstanding balances on the Repurchase Agreements included in securities sold under agreements to repurchase.  At September 30, 2015, collateralized financings outstanding in the amount of $333 million are included in securities sold under agreements to repurchase on the Consolidated Statements of Financial Condition. Of this total, outstanding balances on the committed and uncommitted Repurchase Agreements (which are reflected in the table of financing arrangements above) were $65 million and $260 million, respectively, as of September 30, 2015.  Such financings are generally collateralized by non-customer, RJ&A owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 140% of the amount financed.

The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period end balances for Repurchase Agreements and Reverse Repurchase Agreements of RJF are as follows:

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended:	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
	(in thousands)
September 30, 2015	$280,934	$332,536	$332,536	$432,131	$498,871	$474,144
June 30, 2015	233,451	255,870	251,769	425,342	445,591	416,516
March 31, 2015	253,328	351,168	277,383	446,965	537,919	469,503
December 31, 2014	252,981	337,107	337,107	479,851	576,249	384,129
September 30, 2014	238,841	260,323	244,495	458,158	495,286	446,016

At September 30, 2015, in addition to the financing arrangements described above, we had $38 million outstanding on a mortgage loan for our St. Petersburg, Florida home-office complex, that we include in other borrowings on our Consolidated Statements of Financial Condition.

At September 30, 2015 we have senior notes payable of $1.15 billion. The balance is comprised of $350 million outstanding on our 6.90% senior notes due 2042, $249 million outstanding on our 5.625% senior notes due 2024, $300 million outstanding on our 8.60% senior notes due August 2019, and $250 million outstanding on our 4.25% senior notes due April 2016.

Our current senior long-term debt ratings are:

Rating Agency	Rating	Outlook
Standard & Poor’s Ratings Services (“S&P”)	BBB	Positive
Moody’s Investors Services (“Moody’s”)	Baa2	Positive

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

Should our credit rating be downgraded prior to a public debt offering it is probable that we would have to offer a higher rate of interest to bond holders.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable.  A downgrade below investment grade could also result in the termination of certain derivative contracts and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions (see Note 18 of our Notes to Consolidated Financial Statements in this Form 10-K for additional information). A credit downgrade could create a reputational issue and could also result in certain counterparties limiting their business with us, result in negative comments by analysts and potentially impact

Index

investor perception of us, and resultantly impact our stock price and/or our clients’ perception of us. A credit downgrade would result in RJF incurring a higher commitment fee on any unused balance on its $300 million revolving credit facility executed on August 6, 2015, in addition to triggering a higher interest rate applicable to any borrowings outstanding on the line as of and subsequent to such downgrade. Conversely, an improvement in RJF’s current credit rating would have a favorable impact on the commitment fee as well as the interest rate applicable to any borrowings on such line. None of our credit agreements contain a condition or event of default related to our credit ratings.

Other sources of liquidity

We own life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. The policies which we could readily borrow against have a cash surrender value of approximately $252 million as of September 30, 2015 and we are able to borrow up to 90%, or $226 million of the total, without restriction.  There are no borrowings outstanding against any of these policies as of September 30, 2015.

On May 22, 2015 we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune.

See the “contractual obligations” section below for information regarding our contractual obligations.

Potential impact of Morgan Keegan matters subject to indemnification by Regions on our liquidity

As more fully described in Note 21 in the Notes to Consolidated Financial Statements in this Form 10-K, the Stock Purchase Agreement effective on the Closing Date between RJF and Regions regarding our acquisition of all of the issued and outstanding shares of Morgan Keegan provides that in addition to customary indemnity for breaches of representations and warranties and covenants, Regions will indemnify RJF for losses incurred in connection with any litigation or similar matter related to pre-closing activities. For matters that are received within three years from the closing date, or through April 2, 2015, the indemnifications survive until such matters are resolved. As a result of these indemnifications and after consideration of the expiration of certain of these indemnification provisions, we do not anticipate the resolution of any pre-Closing Date Morgan Keegan litigation matters to negatively impact our liquidity (see Note 21 of the Notes to Consolidated Financial Statements in this Form 10-K, and Part I Item 3 - Legal Proceedings, in this report, for further information regarding the nature of the pre-Closing Date matters).

Potential impact of on our liquidity from the scheduled maturity of senior notes payable

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

Total assets of $26.5 billion at September 30, 2015 are approximately $3.15 billion, or 14%, more than our total assets as of September 30, 2014. Net bank loans receivable increased $2.02 billion due to significant growth of RJ Bank’s net loan portfolio during the year. Assets segregated pursuant to regulations and other segregated assets, which are primarily comprised of cash or qualified securities in segregated reserve accounts for the exclusive benefit of clients, increased $416 million at September 30, 2015 compared to September 30, 2014, resulting from an increase brokerage client payables (refer to the discussion of the increase in the related payable balance in the following paragraph). Cash and cash equivalents increased $402 million, refer to the discussion of the various sources and uses of cash during the period in the preceding liquidity and capital resources section of this MD&A. Loans to financial advisors increased $64 million, net of repayments, reflecting successful recruiting results over the year. The investment balance associated with our available for sale securities portfolio decreased $49 million primarily as a result of redemptions, maturations, or sales of certain securities in the portfolio offset by additional investments made in such securities by RJ Bank during the year.

Our liabilities at September 30, 2015 of $21.7 billion are $2.80 billion, or 15%, more than our liabilities as of September 30, 2014. The increase in liabilities is primarily due to the following: an increase in bank deposit liabilities of $1.89 billion, reflecting

Index

increased deposits at RJ Bank, a $715 million increase in brokerage client payables (refer to the related increase in assets segregated pursuant to regulations and other segregated assets discussed in the preceding paragraph).

Contractual obligations

The following table sets forth our contractual obligations:

		Year ended September 30,
	Total	2016	2017	2018	2019	2020	Thereafter
	(in thousands)
Long-term debt obligations:
Senior notes payable (1)	$1,149,222	$249,946	$—	$—	$299,980	$—	$599,296
Loans payable of consolidated variable interest entities(2)	25,960	13,363	8,240	3,668	689	—	—
Long-term portion of other borrowings(3)	588,065	4,325	554,578	5,195	5,130	5,430	13,407
Committed borrowing by RJ Bank (4)	—	(25,000)	—	—	—	—	25,000
Sub-total long-term debt obligations	1,763,247	242,634	562,818	8,863	305,799	5,430	637,703
Estimated interest on long-term debt (5)	907,957	85,794	71,076	67,151	66,868	40,655	576,413
Operating lease obligations (6)	369,198	79,758	69,834	57,851	49,003	40,027	72,725
Purchase obligations (7)	222,496	122,762	47,427	29,662	19,190	2,033	1,422
Other long-term liabilities:(8)
Time deposits (9)	354,917	65,999	76,296	44,381	74,756	93,485	—
Deferred compensation programs (10)	329,588	52,131	55,239	51,387	53,996	47,175	69,660
Legal liabilities associated with matters subject to indemnification (11)	142,856	64,285	64,285	14,286	—	—	—
Low income housing tax credit guarantee obligation (12)	24,452	3,910	4,757	5,247	5,388	2,372	2,778
Sub-total long-term liabilities	851,813	186,325	200,577	115,301	134,140	143,032	72,438
Total contractual obligations	$4,114,711	$717,273	$951,732	$278,828	$575,000	$231,177	$1,360,701

(1)	See Note 17 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(2)	Loans which are non-recourse to us. See further discussion in Note 16 of the Notes to Consolidated Financial Statements in this Form 10-K.

(3)	See Note 15 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(4)	RJ Bank entered into a forward-starting advance transaction with the FHLB to borrow $25 million on October 13, 2015, this borrowing matures on October 13, 2020.

(5)
Interest computation includes scheduled interest on our senior notes, the mortgage note payable, RJ Bank’s FHLB advances (assuming no change in the variable interest rate from that as of September 30, 2015, but factoring into the computation the effect of certain interest rate swap contracts that swap variable interest rate payments to fixed interest payments), and RJ Bank’s committed borrowing from the FHLB, see Note 15 and Note 17 of the Notes to Consolidated Financial Statements in this Form 10-K for information regarding the borrowings.

(6)	Primarily comprised of outstanding obligations on long-term leases for office space.

(7)
In the normal course of our business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. Purchase obligations for purposes of this table, include amounts associated with agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms including: minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Our most significant purchase obligations are vendor contracts for data services, communication services, processing services and computer software contracts. Most of our contracts have provisions for early termination, for purposes of this table we have assumed we would not pursue early termination of such contracts.

See the following page for the continuation of the explanations to the footnotes in the above table.

Index

Continuation of the footnote explanations pertaining to the table on the previous page.

(8)
The table does not include any amounts for uncertain tax positions because we are unable to reasonably predict the timing of future payments, if any, to respective taxing authorities. We have recorded a liability of $22.5 million as of September 30, 2015 which is included in trade and other payables on our Consolidated Statements of Financial Condition related to such positions (see Note 20 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information).

(9)	See Note 14 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(10)
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

(11)
Regions has provided an indemnification to RJF for losses incurred in connection with Morgan Keegan legal proceedings pending as of the closing date of our Morgan Keegan acquisition, or commenced after the closing date and related to pre-closing date matters. See Note 21 of the Notes to Consolidated Financial Statements in this Form 10-K for further discussion. Amounts presented in this table represent the gross liabilities for such matters, and do not reflect the related and offsetting indemnification asset. See Note 10 of the Notes to Consolidated Financial Statements in this Form 10-K for information regarding the indemnification asset. These liabilities do not have defined maturity dates, however we expect that all such matters will be resolved within three years. We have estimated the timing associated with the resolution of such matters.

(12)
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

We have made a number of investment commitments, either as commitments to fund LIHTC project partnerships, or to venture capital or private equity partnerships. We have also made commitments to provide loans to prospective financial advisors who have either accepted our offer, or recently recruited advisors, which have not yet been funded. See Note 21 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on these and other commitments.

RJ Bank has entered into commitments to extend credit such as unfunded loan commitments, standby letters of credit, open end consumer and commercial lines of credit. See Note 27 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on these and other outstanding off-balance credit-related commitments.

We are authorized by the Board of Directors to execute open market purchases of our common stock and certain of our senior notes, at the discretion of the Securities Repurchase Committee. See Item 5 in this Form 10-K for additional information regarding this authorization.

In the normal course of business, certain of our subsidiaries act as general partner and may be contingently liable for activities of various limited partnerships. These partnerships engage primarily in real estate activities. In our opinion, such liabilities, if any, for the obligations of the partnerships will not in the aggregate have a material adverse effect on our consolidated financial position.

Regulatory

Refer to the discussion of the regulatory environment in which RJF and its subsidiaries operate, and the impact on our operations of certain new rules and regulations arising from the Dodd-Frank Act which have been implemented to-date, as well as a discussion of the potential impact that certain proposed rules may have on our business, in the Item 1 Business, Regulation section in this report.

RJ&A, RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of September 30, 2015.

Index

RJ Ltd. is subject to the Minimum Capital Rule (Dealer Member Rule No. 17 of IIROC and the Early Warning System (Dealer Member Rule No. 30 of IIROC)). See the discussion in Note 26 of the Notes to Consolidated Financial Statements in this Form 10-K, where each of these rules is described. RJ Ltd. is not in Early Warning Level 1 or Level 2 at September 30, 2015.

RJF and RJ Bank are subject to various regulatory and capital requirements. RJF and RJ Bank met the requirements to be categorized as “well capitalized” as of September 30, 2015. One of RJ Bank’s U.S. subsidiaries is an agreement corporation and is also subject to regulation by the Fed. As of September 30, 2015, this RJ Bank subsidiary met the capital adequacy guideline requirements.

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

Level 2-Financial instruments reported in Level 2 include those that have pricing inputs that are other than quoted prices in active markets, but which are either directly or indirectly observable as of the reporting date (i.e. prices for similar instruments). Instruments that are generally included in this category are equity securities that are not actively traded, corporate obligations infrequently traded, certain government and municipal obligations, interest rate swaps, certain asset-backed securities (“ABS”), certain collateralized mortgage obligations (“CMOs”), certain MBS, our derivative instruments, corporate loans and nonrecurring fair value measurements for certain loans held for sale, impaired loans and other real estate owned (“OREO”).

Level 3-Financial instruments reported in Level 3 have little, if any, market activity and are measured using our best estimate of fair value, where the inputs into the determination of fair value are both significant to the fair value measurement and unobservable. These valuations require significant judgment or estimation. Instruments in this category generally include: equity securities with unobservable inputs such as those investments made in our principal capital activities, certain non-agency ABS, pools of interest-only Small Business Administration (“SBA”) loan strips (“I/O Strips”), certain municipal and corporate obligations which include ARS, and nonrecurring fair value measurements for certain impaired loans.

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

Level 3 assets and liabilities

As of September 30, 2015, 7.9% of our total assets and 3.2% of our total liabilities are financial instruments measured at fair value on a recurring basis. As of September 30, 2014, financial instruments measured at fair value on a recurring basis represented 8.6% of our total assets and 3% of our total liabilities.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $356 million as of September 30, 2015 and represent 17% of our assets measured at fair value. Of the Level 3 assets as of September 30, 2015, our private equity investments comprise $209 million, or 59%, of the total, and our ARS positions comprise $139 million, or 39%, of the total.  Our Level 3 assets decreased $62 million, or 15%, as compared to the September 30, 2014 level, primarily as a result of sales and redemptions of ARS which generated proceeds of $64 million and a gain of $11 million in the year ended September 30, 2015 (see Note 7 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information). Level 3 assets represent 7.4% of total equity as of September 30, 2015, reflecting a decrease from the 9.4% of total equity measure as of September 30, 2014.

Financial instruments which are liabilities categorized as Level 3 amount to $58 thousand as of September 30, 2015 and represent less than 1% of liabilities measured at fair value, which is unchanged from such measure at September 30, 2014.

Valuation techniques

The fair value for certain of our financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with GAAP, the criteria used to determine whether the market for a financial

Index

instrument is active or inactive is based on the particular asset or liability. For equity securities, our definition of actively traded is based on average daily volume and other market trading statistics. We have determined the market for certain other types of financial instruments, including certain CMOs, ABS, certain collateralized debt obligations and ARS, to be volatile, uncertain or inactive as of both September 30, 2015 and 2014. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. We considered the inactivity of the market to be evidenced by several factors, including a continued decreased price transparency caused by decreased volume of trades relative to historical levels, stale transaction prices and transaction prices that varied significantly either over time or among market makers.

The specific valuation techniques utilized for the categorization of certain financial instruments with the most significant carrying values that are presented in our Consolidated Statements of Financial Condition as of September 30, 2015 are described below.

Trading instruments and trading instruments sold but not yet purchased

Trading securities are comprised primarily of the financial instruments held by our broker-dealer subsidiaries (see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-K for more information). When available, we use quoted prices in active markets to determine the fair value of these securities. Such instruments are classified within Level 1 of the fair value hierarchy. Examples include exchange traded equity securities and liquid government debt securities. As of September 30, 2015, 7% of our gross trading security assets and 62% of our gross trading securities sold but not yet purchased, are classified as Level 1 of the fair value hierarchy.

When instruments are traded in secondary markets and quoted market prices do not exist for such securities, we utilize valuation techniques, including matrix pricing, to estimate fair value. Matrix pricing generally utilizes spread-based models periodically re-calibrated to observable inputs such as market trades, or to dealer price bids in similar securities in order to derive the fair value of the instruments. Valuation techniques may also rely on other observable inputs such as yield curves, interest rates and expected principal repayments, and default probabilities. Instruments valued using these inputs are typically classified within Level 2 of the fair value hierarchy. Examples include certain municipal debt securities, corporate debt securities, agency MBS, and restricted equity securities in public companies. We utilize prices from independent services to corroborate our estimate of fair value. Depending upon the type of security, the pricing service may provide a listed price, a matrix price, or use other methods including broker-dealer price quotations. As of September 30, 2015, 93% of our gross trading security assets and 38% of our gross trading securities sold but not yet purchased, are classified as Level 2 of the fair value hierarchy.

Positions in illiquid trading securities that do not have readily determinable fair values require significant judgment or estimation. For these securities, we use pricing models, discounted cash flow methodologies, or similar techniques. Assumptions utilized by these techniques include estimates of future delinquencies, loss severities, defaults and prepayments, or redemptions. Securities valued using these techniques are classified within Level 3 of the fair value hierarchy. For certain CMOs, where there has been limited activity or less transparency around significant inputs to the valuation, such as assumptions regarding performance of the underlying mortgages, these securities are currently classified within Level 3 of the fair value hierarchy. As of September 30, 2015, less than 1% of our gross trading security assets, and none of our trading instruments sold but not yet purchased, are classified as Level 3 of the fair value hierarchy.

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

Index

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

We enter into certain interest rate swap contracts (the “RJ Bank Interest Hedges”) which swap variable interest payments on debt for fixed interest payments. Through the RJ Bank Interest Hedges, RJ Bank is able to mitigate a portion of the market risk associated with certain fixed rate interest earning assets held by RJ Bank. The RJ Bank Interest Hedges are recorded at fair value on the Consolidated Statements of Financial Condition and are designated as cash flow hedges. The fair value of RJ Bank Interest Hedges is obtained from internal pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value, yield curve and other volatility factors underlying the positions. Since our model inputs can be observed in a liquid market and the models do not require significant judgment, such derivative contracts are classified within Level 2 of the fair value hierarchy. We utilize values obtained from a third party to corroborate the output of our internal pricing models.

Available for sale securities

Available for sale securities are comprised primarily of MBS, CMOs, and other equity securities held predominately by RJ Bank (the “RJ Bank AFS Securities”), and ARS held by a non-broker-dealer subsidiary of RJF (collectively referred to as the “RJF AFS Securities”). Of the RJF AFS Securities, 73% of the portfolio is classified as Level 2 and 27% is classified as Level 3, of the fair value hierarchy.

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

The fair value of agency and non-agency securities included within the RJ Bank AFS Securities is determined by obtaining third party pricing service bid quotations from two independent pricing services. Third party pricing service bid quotations are based on either current market data, or for any securities traded in markets where the trading activity has slowed such as the CMO market, the most recently available market data. The third party pricing services provide comparable price evaluations utilizing available market data for similar securities. The market data the third party pricing services utilize for these price evaluations includes observable data comprised of benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data including market research publications, and loan performance experience. In order to validate that the pricing information used by the primary third party pricing service is observable, we request, on a quarterly basis, some of the key market data available for a sample of securities and compare this data to that which we observed in our independent accumulation of market information. Securities valued using these valuation techniques are classified within Level 2 of the fair value hierarchy.

For non-agency securities within the RJ Bank AFS Securities where a significant difference exists between the primary third party pricing service bid quotation and the secondary third party pricing service, we utilize a discounted cash flow analysis to determine which third party price quote is more representative of fair value under the current market conditions. The fair values for most non-agency securities at September 30, 2015 were based on the respective primary third party pricing service bid quotation. Securities measured using these valuation techniques are generally classified within Level 2 of the fair value hierarchy.

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

Index

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

Private equity investments

Private equity investments, held in our Other segment, consist of various direct and third party private equity investments and comprise 59% of all of our Level 3 assets as of September 30, 2015. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets. As a result, these values cannot be determined with precision and the calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument.

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

We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  We have elected December 31 as our annual goodwill impairment evaluation date. During the quarter ended March 31, 2015, we performed a qualitative assessment evaluating the balances as of December 31, 2014 for each reporting unit that includes an allocation of goodwill to determine whether it is more likely than not that the carrying value of such reporting unit, including the recorded goodwill, is in excess of the fair value of the reporting unit. In any instance in which we are unable to qualitatively conclude that it is more likely than not that the fair value of the reporting unit exceeds the reporting unit carrying value including goodwill, a quantitative analysis of the fair value of the reporting unit would be performed. Based upon the outcome of our qualitative assessment, we determined that no quantitative analysis of the fair value of any reporting unit as of December 31, 2014 was required, and we concluded that none of the goodwill

Index

allocated to any of our reporting units as of December 31, 2014 was impaired. No events have occurred since December 31, 2014 that would cause us to update our latest annual impairment testing.

Of our total September 30, 2015 goodwill balance of $308 million: $230 million arose from our fiscal year 2012 acquisition of Morgan Keegan, $33 million arose from our fiscal year 2001 acquisition of Goepel McDermid, Inc. (now RJ Ltd.), $30 million arose from our fiscal year 1999 acquisition of Roney & Co. (now part of RJ&A), $2 million arose from our fiscal year 2011 acquisition of Howe Barnes Hoefer & Arnett, and $12 million arose from our fiscal year 2015 acquisition of TPC (refer to Note 13 of the Notes to Consolidated Financial Statements in this Form 10-K for more information). This goodwill was allocated to reporting units; $187 million is included in the PCG segment and $121 million is included in the Capital Markets segment.

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

Loan loss provisions arising from operations of RJ Bank

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio. Refer to Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K for discussion of RJ Bank’s policies regarding the allowance for loan losses, and refer to Note 9 of the Notes to Consolidated Financial Statements in this Form 10-K for quantitative information regarding the allowance balances as of September 30, 2015.

At September 30, 2015, the amortized cost of all RJ Bank loans was $13.2 billion and an allowance for loan losses of $172.3 million was recorded against that balance. The total allowance for loan losses is equal to 1.32% of the amortized cost of the loan portfolio.
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

Index

We have provided for U.S. deferred income taxes on undistributed earnings not considered permanently reinvested in our non-U.S. subsidiaries. To the extent that the cumulative undistributed earnings of non-U.S. subsidiaries are considered to be permanently invested, no deferred U.S. federal income taxes have been provided. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings, and therefore cannot quantify the tax liability that would be payable in the event all such foreign earnings are repatriated. At the present time, we have no plans or intentions to repatriate funds for which no U.S. income tax has been provided.

See Note 20 of the Notes to Consolidated Financial Statements in this Form 10-K for further information.

Effects of recently issued accounting standards, and accounting standards not yet adopted

In March 2013, the FASB issued new guidance intended to clarify the applicable guidance for the release of the cumulative translation adjustment when either an entity ceases to have a controlling financial interest in a subsidiary or involving an equity method investment that is a foreign entity. The new guidance is intended to resolve the diversity in current practice in the accounting for the release of the cumulative translation adjustment into net income for sales or transfers of a controlling financial interest that is in a foreign entity. This new guidance first became effective for our financial report covering the quarter ended December 31, 2014. Given that this guidance applies to entity specific transactions and we have had no transactions during fiscal year 2015 which it applies, this guidance has had no impact on our financial position or results of operations.

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

In January 2014, the FASB issued new guidance which allows investors in Low Income Housing Tax Credit programs that meet specified conditions to present the net tax benefits (net of amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the specified conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including tax credits and other tax benefits as they are realized on the tax return. This new guidance is first effective for our financial report covering the quarter ending December 31, 2015, early adoption is permitted. Based upon the nature of our current investments in LIHTC structures, we do not meet the specified conditions which allow for election of this accounting treatment and thus this new guidance will not have any direct impact on our financial position or results of operations.

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

In April 2014, the FASB issued new guidance which changes the prior guidance regarding the requirements for reporting discontinued operations. Under the new guidance, a disposal of a component of an entity or a group of components of an entity, are required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: 1) the component of an entity or group of components of an entity meets certain criteria to be classified as held for sale. 2) The component of an entity or group of components of an entity is disposed of by sale. 3) The component of an entity or group of components of an entity is disposed of other than by sale (for example by abandonment or in a distribution to owners in a spinoff). The new guidance requires additional disclosures about discontinued operations that meet the above criteria. This new guidance is first effective prospectively, for all disposals of components of an entity that occur commencing with the beginning of our fiscal year 2016, however early adoption is permitted in certain circumstances.  We have not had any disposals of an entity or a group of components of an entity that fall within the scope of this clarifying guidance, that would have provided us the opportunity to consider adopting this guidance early. Given that this guidance applies to entity specific transactions, we are unable to estimate the impact, if any, this new guidance may have on our financial position or results of operations.

Index

In May 2014, the FASB issued new guidance regarding revenue recognition. In August 2015, the FASB amended this new guidance by deferring the initial required implementation date by one year. The new guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance is first effective, after the effect of the August 2015 one-year deferral, for our financial report covering the quarter ending December 31, 2018, early adoption is permitted in certain circumstances. Upon adoption, we may use either a full retrospective or a modified retrospective approach with respect to presentation of comparable periods prior to the effective date, we are still evaluating which transition approach to use. In addition, we are continuing our evaluation of the impact the adoption of this new guidance will have on our financial position and results of operations.

In June 2014, the FASB issued amended guidance regarding “repo-to-maturity” transactions, as well as repurchase agreements and securities lending agreements accounted for as secured borrowings. The amended guidance requires a transferor to account for repo-to-maturity transactions as secured borrowings. This element of the new guidance was first effective for our interim report covering the period ended March 31, 2015, and based upon the nature of the terms of our repurchase agreements, the amended guidance had no impact on our financial position or results of operations as we have historically accounted for our repurchase transactions as secured borrowings. In addition to the accounting aspects of the amended guidance, there are also additional disclosures of certain information regarding repurchase and securities lending transactions required by the amended guidance. The new disclosures required under the guidance were first effective for our interim report covering the period ended June 30, 2015. See Note 19 of the Notes to Consolidated Financial Statements in this Form 10-K for the required disclosures.

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

In November 2014, the FASB issued amended guidance regarding the accounting for hybrid financial instruments (which in this context would apply to any shares of RJF stock that include embedded derivative features such as conversion rights, redemption rights, voting rights, and liquidation and dividend payment preferences) issued in the form of a share. The new guidance clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. This new guidance is first effective for our interim financial report covering the quarter ending December 31, 2016, early adoption is permitted. The adoption of this guidance is not anticipated to have any impact on our financial position and results of operations.

In November 2014, the FASB issued guidance that provides an acquired entity with an option to apply pushdown accounting in its separate financial statements in the reporting period in which a change-in-control event occurs. This new guidance is now effective and requires an acquired entity to make an election to apply the guidance to future change-in-control events. The adoption of this guidance has had no impact on our consolidated financial statements or related disclosures.

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

In February 2015, the FASB issued amended guidance to the consolidation model. This amended guidance: 1) eliminates the deferral of the application of the new consolidation model, which had resulted in the application of prior accounting guidance to consolidation determinations of certain investment funds (see Note 2 of the Notes to Consolidated Financial Statements in this

Index

Form 10-K for a discussion of how this deferral is applicable to our Managed Funds). 2) Makes certain changes to the variable interest consolidation model. 3) Makes certain changes to the voting interest consolidation model. This amended guidance is effective for us for our fiscal year commencing on October 1, 2016, however, early adoption is permitted, including adoption in any interim period. The adoption of this new guidance is likely to impact our financial statements in the following manner: 1) will likely change certain historical conclusions that we are the primary beneficiary of certain LIHTC Funds. We currently anticipate that we will deconsolidate each of the non-guaranteed LIHTC Funds we currently consolidate. 2) We will apply this new guidance to our Managed Funds, but do not anticipate that we will conclude that we are the primary beneficiary of such Managed Funds. Accordingly, we believe that our historical practice of not consolidating the Managed Funds will continue after the adoption of this amended guidance. Given that we believe the application of this amended guidance will significantly improve the meaningfulness of our consolidated financial statements, we plan early adoption of this amended guidance in the first reporting period after which we have completed all the necessary analysis and documentation of all our investments that are within the scope of this guidance.

In April 2015, the FASB issued guidance governing the presentation of debt issuance costs in the consolidated financial statements. Under the new guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance is effective for us for our fiscal year commencing on October 1, 2016, and early adoption is permitted. In August 2015, the FASB issued additional clarifying guidance indicating that for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Although the new guidance is to be applied on a retrospective basis with the transition amount being reported as a change in accounting principle, given the costs and remaining term associated with our debt issuances to-date, we do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements. With respect to the debt issuance costs associated with our August 2015 line-of-credit (see Note 15 of the Notes to Consolidated Financial Statements in this Form 10-K for information on this arrangement), we have applied the clarified guidance discussed above by deferring and amortizing the debt issuance costs associated with this line-of-credit over its term.

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

In June 2015, the FASB issued amended guidance related to technical corrections and improvements.  This amended guidance: 1) includes amendments related to differences between the original guidance and the codification. 2) Provides guidance clarification and reference corrections. 3) Streamlines or simplifies the codification through minor structural changes to headings or minor edits of text to improve the usefulness and understandability of the codification. 4) Makes minor improvements to the guidance.  The amendments that require transition guidance are effective for our fiscal year commencing on October 1, 2016 and early adoption is permitted.  All other amendments will be effective upon issuance of the amended guidance.  We are currently evaluating the impact, if any, the adoption of this new guidance will have on our consolidated financial statements.

In September 2015, the FASB issued guidance governing adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts initially recognized or would have resulted in the recognition of additional assets and liabilities. This new guidance eliminates the requirement to retrospectively account for such adjustments. This new guidance is effective for our fiscal year commencing on October 1, 2016, and early adoption is permitted in certain circumstances. We do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements. Where possible, we plan on adopting this simplifying guidance early. Given that this guidance applies to entity specific transactions and would only become relevant in certain circumstances, we are unable to estimate the impact, if any, this new guidance may have on our financial position.

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

Market risk

Market risk is our risk of loss resulting from changes in market prices of our inventory, hedge, interest-rate derivative and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and, to a lesser extent, through our banking operations. Our broker-dealer subsidiaries, primarily RJ&A, trade taxable and tax-exempt debt obligations and act as an active market maker in over-the-counter equity securities. In connection with these activities, we maintain inventories in order to ensure availability of securities and to facilitate client transactions. RJ Bank holds investments in MBS, residential mortgage-backed securities, CMOs and equity securities within its available for sale securities portfolio, and also from time-to-time may hold SBA loan securitizations not yet transferred. Additionally, we hold certain ARS in a non-broker-dealer subsidiary of RJF.

See Notes 2, 5, 6 and 7 of the Notes to Consolidated Financial Statements in this Form 10-K for fair value and other information regarding our trading inventories and available for sale securities.

Changes in value of our trading inventory may result from fluctuations in interest rates, obligor creditworthiness equity prices, macroeconomic factors, risk aversion, investor expectations, asset liquidity, and dynamic relationships among these factors. We manage our trading inventory by product type and have established trading divisions with responsibility for particular product types. Our primary method of controlling risk in our trading inventory is through the establishment and monitoring of risk-based limits and limits on the dollar amount of securities positions held overnight in inventory. A hierarchy of limits exists at levels including firm, division, asset type (organized as trading desks, e.g., for OTC equities, corporate bonds, municipal bonds) asset sub-type (e.g. below-investment grade positions), and individual trader. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed daily to senior management. Trading positions are carefully monitored for potential limit violations. Management likewise monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For our derivatives positions, which are composed primarily of interest rate swaps but include futures contracts and forward foreign exchange contracts, we monitor daily their exposure in our derivatives subsidiary against established limits with respect to a number of factors, including interest rate, spread, ratio, basis, and volatility risk. These derivative exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

In the normal course of business, we enter into underwriting commitments. RJ&A and RJ Ltd., as a lead, co-lead or syndicate member in the underwriting deal, may be subject to market risk on any unsold shares issued in the offering to which we are committed. Risk exposure is controlled by limiting participation, the deal size or through the syndication process.

Index

Interest rate risk

Trading activities

We are exposed to interest rate risk as a result of our trading inventories (primarily comprised of fixed income instruments) in our Capital Markets segment, as well as our RJ Bank operations.

We actively manage the interest rate risk arising from our fixed income trading securities through the use of hedging techniques that involve U.S. Treasury securities and futures contracts, liquid spread products, and swaps.

We monitor daily, the Value-at-Risk (“VaR”) for all of our trading portfolios. VaR is an appropriate statistical technique for estimating potential losses in trading portfolios due to typical adverse market movements over a specified time horizon with a suitable confidence level.

We apply the Fed’s Market Risk Rule (“MRR”) for the purpose of calculating our capital ratios. The MRR, also known as the “Risk-Based Capital Guidelines: Market Risk” rule released by the Fed, OCC and FDIC, requires us to calculate VaR numbers for all of our trading portfolios, including fixed income, equity, foreign exchange, and derivative instruments.

To calculate VaR, we use historical simulation. This approach assumes that historical changes in market conditions, such as in interest rates and equity prices, are representative of future changes. The simulation is based on daily market data for the previous twelve months. VaR is reported at a 99% confidence level for a one-day time horizon. Assuming that future market conditions change as they have in the past twelve months, we would expect to incur losses greater than those predicted by our one-day VaR estimates about once every 100 trading days, or about three times per year on average. For regulatory capital calculation purposes, we also report VaR numbers for a ten-day time horizon.

We continually monitor our VaR computational model to ensure its calculated results accurately portray risks within our trading portfolios. During the quarter ended March 31, 2015, after independent validation and regulatory approval, we implemented a new VaR model for measuring the market risk of all of our trading portfolios. In comparing VaR results from the old model versus the new one, all else equal, the VaR from the new model is higher than that from the old model because the new model incorporates an expanded set of risk factors, including those captured previously within stress testing.

The Fed’s MRR requires us to perform daily back testing procedures of our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which excludes fees, commissions, reserves, net interest income, and intraday trading. Based on these daily “ex ante” versus “ex post” comparisons, we verify that the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the twelve months ended September 30, 2015, our regulatory-defined daily loss in our trading portfolios exceeded our predicted VaR four times.

The following table sets forth the high, low, and daily average VaR for all of our trading portfolios, including fixed income, equity, and derivative instruments, as of the period and dates indicated:

	Year ended September 30, 2015			VaR at September 30,
	High	Low	Daily Average	2015	2014
	(in thousands)
Daily VaR	$2,040	$253	$946	$1,173	$565	(1)

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

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS which are issued on behalf of various state and local HFA (see further description of these activities in the Item 1 Business, Capital Markets section in this report). These activities result in exposure to interest rate risk. In order to hedge the interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into to be announced (“TBA”) security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future. See Notes 2 and 21 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding these activities and the related balances outstanding as of September 30, 2015.

See Note 18 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding our derivative financial instruments.

Banking operations

RJ Bank maintains an earning asset portfolio that is comprised of C&I loans, tax-exempt loans, SBL, and commercial and residential real estate loans, as well as MBS, CMO’s, SBA loan securitizations and a trading portfolio of corporate loans.  Those earning assets are primarily funded by RJ Bank’s obligations to customers (i.e. customer deposits).  Based on its current earning asset portfolio, RJ Bank is subject to interest rate risk.  The current economic environment has led to an extended period of low market interest rates.  As a result, the majority of RJ Bank’s adjustable rate assets and liabilities have experienced a reduction in interest rate yields and costs that reflect these very low market interest rates.  During the year, RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

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

In February 2015, we implemented a hedging strategy using interest rate swaps as a result of RJ Bank’s asset and liability management process described above.  For further information regarding this risk management objective, see the discussion of the RJ Bank Interest Hedges in the derivative contracts section of Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K, and additional information in Note 18 of the Notes to Consolidated Financial Statements in this Form 10-K.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own internal asset/liability model:

Instantaneous changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)
+300	$476,122	7.52%
+200	$474,199	7.08%
+100	$474,138	7.07%
0	$442,836	—
-25	$427,767	(3.40)%

Index

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

The following table presents an analysis of RJ Bank’s estimated EVE sensitivity based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own internal asset/liability model:

Instantaneous changes in rate	Projected change in EVE

+300	(5.85)%
+200	(1.76)%
+100	3.45%
0	—
-25	(3.40)%

The following table shows the contractual maturities of RJ Bank’s loan portfolio at September 30, 2015, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One year or less	>One year – five years	> 5 years	Total(1)
	(in thousands)
Loans held for sale	$—	$—	$108,872	$108,872
Loans held for investment:
C&I loans	112,772	3,866,299	2,948,947	6,928,018
CRE construction loans	35,634	80,211	46,511	162,356
CRE loans	192,588	1,543,623	317,943	2,054,154
Tax-exempt loans	—	—	484,537	484,537
Residential mortgage loans	2,365	17,669	1,942,580	1,962,614
SBL	1,475,361	6,103	40	1,481,504
Total loans held for investment	1,818,720	5,513,905	5,740,558	13,073,183
Total loans	$1,818,720	$5,513,905	$5,849,430	$13,182,055

(1) Excludes any net unearned income and deferred expenses.

Index

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at September 30, 2015:

	Interest rate type
	Fixed	Adjustable		Total(1)
	(in thousands)
Loans held for sale	$4,186	$104,686		$108,872
Loans held for investment:
C&I loans	—	6,815,246		6,815,246
CRE construction loans	—	126,722		126,722
CRE loans	85,941	1,775,625		1,861,566
Tax-exempt loans	484,537	—		484,537
Residential mortgage loans	235,076	1,725,173	(2)	1,960,249
SBL	6,044	99		6,143
Total loans held for investment	811,598	10,442,865		11,254,463
Total loans	$815,784	$10,547,551		$11,363,335

(1)	Excludes any net unearned income and deferred expenses.

(2)	See the discussion within the “Risk Monitoring process” section in Item 7A of this report for additional information regarding RJ Bank’s interest-only loan portfolio and related repricing schedule.

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

RJ Bank has an investment in a Canadian subsidiary, resulting in foreign exchange risk. To mitigate this risk, RJ Bank utilizes short-term, forward foreign exchange contracts. These derivative agreements are primarily accounted for as net investment hedges in the consolidated financial statements. See Notes 2 and 18 of the Notes to Consolidated Financial Statements in this Form 10-K for further information regarding these derivative contracts.

We have foreign exchange risk in our investment in RJ Ltd., of approximately CDN $261 million at September 30, 2015, which is not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in other comprehensive (loss) income (“OCI”) on our Consolidated Statements of Income and Comprehensive Income, see Note 22 of the Notes to Consolidated Financial Statements in this Form 10-K for further information regarding all of our components of OCI.

We also have foreign exchange risk associated with our investments in subsidiaries located in the United Kingdom, France, and South America. These investments are not hedged and we do not believe we have material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries.

In addition, we are subject to foreign exchange risk due to our holdings of cash and certain other assets and liabilities, which result from transactions denominated in a currency other than the U.S. dollar. These foreign currency transactions are not hedged and the related gains/losses arising therefrom are reflected in other revenue on our Consolidated Statements of Income and Comprehensive Income.

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

We offer loans to financial advisors and certain key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes. We have credit risk and may incur a loss in the event that such borrower declares bankruptcy or is no longer affiliated with us. Historically, such losses have not been significant due to our strong advisor retention and successful collection efforts.

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

Index

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

In evaluating credit risk, RJ Bank considers trends in loan performance, the level of allowance coverage relative to similar banking institutions, industry or customer concentrations, the loan portfolio composition and macroeconomic factors. During fiscal year 2015 corporate profit levels continued to improve but have remained weak as compared to historic levels. Unemployment rates have declined. Retail sales continue to be sluggish and credit quality trends, while improved in some sectors, remain somewhat tenuous. The volatility in residential home values in certain geographies has continued to have an impact on residential mortgage loan performance. All of these factors have a potentially negative impact on loan performance and net charge-offs. However, during fiscal year 2015, corporate borrowers have continued to access the markets for new equity and debt.

Several factors were taken into consideration in evaluating the allowance for loan losses at September 30, 2015, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. RJ Bank further stratified the performing residential mortgage loan portfolio based upon updated LTV estimates with higher reserve percentages allocated to the higher LTV loans. Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate.

Index

Changes in the allowance for loan losses of RJ Bank are as follows:

	For the year ended September 30,
	2015	2014	2013	2012	2011
	($ in thousands)
Allowance for loan losses, beginning of year	$147,574	$136,501	$147,541	$145,744	$147,084
Provision for loan losses	23,570	13,565	2,565	25,894	33,655
Charge-offs:
C&I loans	(1,191)	(1,845)	(813)	(10,486)	(458)
CRE loans	—	(16)	(9,599)	(2,000)	(15,204)
Residential mortgage loans	(1,667)	(2,015)	(6,771)	(15,270)	(22,501)
SBL	—	—	(254)	(96)	(255)
Total charge-offs	(2,858)	(3,876)	(17,437)	(27,852)	(38,418)
Recoveries:
C&I loans	611	16	117	—	—
CRE loans	3,773	80	1,680	1,074	1,670
Residential mortgage loans	1,206	1,998	2,299	2,543	1,744
SBL	25	35	32	21	9
Total recoveries	5,615	2,129	4,128	3,638	3,423
Net recoveries (charge-offs)	2,757	(1,747)	(13,309)	(24,214)	(34,995)
Foreign exchange translation adjustment	(1,644)	(745)	(296)	117	—
Allowance for loan losses, end of year	$172,257	$147,574	$136,501	$147,541	$145,744

Allowance for loan losses to total bank loans outstanding	1.32%	1.33%	1.52%	1.81%	2.18%

The primary factors impacting the provision for loan losses during the year were significant loan growth offset by the favorable impact of generally improved credit characteristics of the loan portfolio. Although we incurred substantial provision for loan losses associated with loan growth in both fiscal years 2015 and 2014, the majority of the year-over-year increase in the provision for loan losses resulted from the prior year benefiting to a greater extent than the current year, from improved credit characteristics of the loan portfolio.  The allowance for loan losses of $172.3 million as of September 30, 2015 increased $24.7 million from the prior year due to additional loan portfolio growth, yet reflected the relatively stable credit characteristics of the loan portfolio as the allowance for loan losses to total bank loans outstanding declined to 1.32% at September 30, 2015 from 1.33% at September 30, 2014.

The current year’s provision for loan loss also includes $1.6 million resulting from the impact of the banking regulators’ annual Shared National Credit (“SNC”) exam. The SNC exam included a review which represented 85% of the total held for investment corporate loan portfolio at such time. The prior year’s provision for loan losses also included $1.6 million resulting from the impact of the respective period’s annual SNC exam. The prior year exam included a review which represented 83% of the total held for investment corporate loan portfolio at such time (see the “corporate loans” discussion within the Risk Monitoring Process section of Item 7A in this report, for additional information regarding how the annual SNC exam impacts RJ Bank’s credit review process).

Index

The following table presents net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment:

	For the year ended September 30,
	2015		2014		2013
	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off) amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$(580)	0.01%	$(1,829)	0.03%	$(696)	0.01%
CRE loans	3,773	0.22%	64	—	(7,919)	0.73%
Residential mortgage loans	(461)	0.02%	(17)	—	(4,472)	0.26%
SBL	25	—	35	—	(222)	0.05%
Total	$2,757	0.02%	$(1,747)	0.02%	$(13,309)	0.15%

	For the year ended September 30,
	2012		2011
	Net loan (charge-off) amount	% of avg. outstanding loans	Net loan (charge-off) amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$(10,486)	0.22%	$(458)	0.01%
CRE loans	(926)	0.11%	(13,534)	1.70%
Residential mortgage loans	(12,727)	0.73%	(20,757)	1.12%
SBL	(75)	0.08%	(246)	3.55%
Total	$(24,214)	0.32%	$(34,995)	0.56%

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. Total net recoveries during fiscal year 2015 compared to total net charge-offs during the prior year reflect improved credit characteristics. Charge-offs declined in both the C&I and CRE loan portfolios.

Index

The table below presents nonperforming loans and total allowance for loan losses:

	September 30,
	2015		2014		2013
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	( $ in thousands)
Loans held for investment:
C&I loans	$—	$(117,623)	$—	$(103,179)	$89	$(95,994)
CRE construction loans	—	(2,707)	—	(1,594)	—	(1,000)
CRE loans	4,796	(30,486)	18,876	(25,022)	25,512	(19,266)
Tax-exempt loans	—	(5,949)	—	(1,380)	—	—
Residential mortgage loans	47,823	(12,526)	61,789	(14,350)	76,357	(19,126)
SBL	—	(2,966)	—	(2,049)	—	(1,115)
Total	$52,619	$(172,257)	$80,665	$(147,574)	$101,958	$(136,501)
Total nonperforming loans as a % of RJ Bank total loans	0.40%		0.73%		1.14%

	September 30,
	2012		2011
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	($ in thousands)
Loans held for sale	$—	$—	$—	$(5)
Loans held for investment:
C&I loans	19,517	(92,409)	25,685	(81,267)
CRE construction loans	—	(739)	—	(490)
CRE loans	8,404	(27,546)	15,842	(30,752)
Residential mortgage loans	78,739	(26,138)	91,796	(33,210)
SBL	—	(709)	—	(20)
Total	$106,660	$(147,541)	$133,323	$(145,744)
Total nonperforming loans as a % of RJ Bank total loans	1.31%		1.99%

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased 35% during the year ended September 30, 2015.  This decrease was due to a $14 million decrease in nonperforming residential mortgage loans and a $14 million decrease in nonperforming CRE loans. Included in nonperforming residential mortgage loans are $39 million in loans for which $21 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance.

The nonperfoming loans above excludes $15 million, $14 million, $10 million, $13 million, and $10 million as of September 30, 2015, 2014, 2013, 2012 and 2011 respectively, of residential troubled debt restructurings (“TDR”) which were returned to accrual status in accordance with our policy.

Loan underwriting policies

A component of RJ Bank’s credit risk management strategy is conservative, well-defined policies and procedures. RJ Bank’s underwriting policies for the major types of loans are:

SBL and residential mortgage loan portfolio

RJ Bank’s residential mortgage loan portfolio consists of first mortgage loans originated by RJ Bank via referrals from our PCG financial advisors and the general public as well as first mortgage loans purchased by RJ Bank. All of RJ Bank’s residential mortgage loans adhere to strict underwriting parameters pertaining to credit score and credit history, debt-to-income ratio of the borrower, LTV, and combined LTV (including second mortgage/home equity loans). Approximately 90% of the residential loans

Index

are fully documented loans and 98% of the residential mortgage loan portfolio is owner-occupant borrowers for their primary or second home residences, of which approximately 85% is for their primary residences. Approximately 15% of the first lien residential mortgage loans are ARMs with interest-only payments based on a fixed rate for an initial period of the loan, typically five to seven years, then become fully amortizing, subject to annual and lifetime interest rate caps. A high percentage of our originated 15 or 30-year fixed-rate mortgage loans are sold in the secondary market. RJ Bank’s SBL portfolio is comprised of loans fully collateralized by client’s marketable securities and represents 11% of RJ Bank’s total loan portfolio. The underwriting policy for RJ Bank’s SBL primarily includes a review of collateral, including LTV, with a limited review of repayment history.

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

Corporate loan portfolio

RJ Bank’s corporate loan portfolio is comprised of approximately 430 borrowers, the majority of which are underwritten, managed and reviewed at RJ Bank’s corporate headquarters location, which facilitates close monitoring of the portfolio by credit risk personnel, relationship officers and senior RJ Bank executives. RJ Bank’s corporate loan portfolio is diversified among a number of industries in both the U.S. and Canada and comprised of project finance real estate loans, commercial lines of credit and term loans, the majority of which are participations in SNC or other large syndicated loans, and tax-exempt loans. RJ Bank is sometimes involved in the syndication of the loan at inception and some of these loans have been purchased in the secondary trading markets. As the process for evaluating the SNCs or other large syndications is consistent with the process for the other C&I, CRE and CRE construction loans in the portfolio, there is no additional credit risk with syndicated loans as compared to any other C&I, CRE and CRE construction loan in RJ Bank’s corporate loan portfolio. RJ Bank’s tax-exempt loans are long-term loans to governmental and nonprofit entities. These loans generally have lower overall credit risk, but are subject to other risks that are not usually present with corporate clients including the risk associated with the constituency served by a local government and the risk in ensuring an obligation has appropriate tax treatment. The remainder of the corporate loan portfolio is comprised of smaller participations and direct loans. There are no subordinated loans or mezzanine financings in the corporate loan portfolio.

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

SBL and residential mortgage loans

We track and review many factors to monitor credit risk in RJ Bank’s SBL and residential mortgage loan portfolios. The qualitative factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, borrower credit scores, occupancy (i.e., owner occupied, second home or investment property), level of documentation, loan purpose, geographic concentrations, average loan size, and loan policy exceptions.  These qualitative measures, while considered and reviewed in establishing the allowance for loan losses, have not resulted in any material quantitative adjustments to RJ Bank’s historical loss rates. In addition to historical loss rates, one other quantitative factor utilized for the performing residential mortgage loan portfolio is updated LTV ratios.

RJ Bank obtains the most recently available information (generally on a quarter lag) to estimate current LTV ratios on the individual loans in the performing residential mortgage loan portfolio.  Current LTV ratios are estimated based on the initial

Index

appraisal obtained at the time of origination, adjusted using relevant market indices for housing price changes that have occurred since origination.  The value of the homes could vary from actual market values due to change in the condition of the underlying property, variations in housing price changes within current valuation indices and other factors.

The current average estimated LTV is approximately 55% for the total residential mortgage loan portfolio. Residential mortgage loans with estimated LTVs in excess of 100% represent less than 2% of the residential mortgage loan portfolio.  Credit risk management utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage loan portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

The marketable collateral securing RJ Bank’s SBL is monitored on a daily basis. Collateral adjustments are made by the borrower as necessary to ensure RJ Bank’s loans are adequately secured, resulting in minimizing its credit risk. Our SBL portfolio has not experienced high levels of delinquencies to date.  As of both September 30, 2015 and 2014, there were no delinquent SBL.

At September 30, 2015, loans over 30 days delinquent (including nonperforming loans) decreased to 1.69% of residential mortgage loans outstanding, compared to 2.34% over 30 days delinquent at September 30, 2014.  Additionally, our September 30, 2015 percentage compares favorably to the national average for over 30 day delinquencies of 5.71% as most recently reported by the Fed.  RJ Bank’s significantly lower delinquency rate as compared to its peers is the result of both our uniform underwriting policies and the lack of non-traditional loan products and subprime loans.

The following table presents a summary of delinquent residential mortgage loans:

	Delinquent residential loans (amount)			Delinquent residential loans as a percentage of outstanding loan balances
	30-89 days	90 days or more	Total(1)	30-89 days	90 days or more	Total(1)
	($ in thousands)
September 30, 2015
Residential mortgage loans:
First mortgage loans	$4,849	$28,036	$32,885	0.25%	1.44%	1.69%
Home equity loans/lines	30	231	261	0.14%	1.09%	1.23%
Total residential mortgage loans	$4,879	$28,267	$33,146	0.25%	1.44%	1.69%

September 30, 2014
Residential mortgage loans:
First mortgage loans	$4,756	$35,803	$40,559	0.27%	2.07%	2.34%
Home equity loans/lines	57	398	455	0.28%	1.96%	2.24%
Total residential mortgage loans	$4,813	$36,201	$41,014	0.27%	2.06%	2.34%

(1)	Comprised of loans which are two or more payments past due as well as loans in process of foreclosure.

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

Index

Credit risk is also managed by diversifying the residential mortgage loan portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

September 30, 2015		September 30, 2014 (1)
($ outstanding as a % of RJ Bank total residential mortgage loans)
20.5%	FL	22.5%	FL
19.6%	CA (2)	15.7%	CA (2)
5.9%	NY	6.9%	NY
5.8%	TX	5.2%	NJ
4.2%	NJ	4.7%	TX

(1)
In the prior year, the loan concentrations were presented as a percentage of RJ Bank total assets. In order to enhance comparability with the current year, the percentage concentrations have been revised from those presented in the prior year to reflect the percentage of total residential mortgage loans outstanding at such time.

(2)
The concentration ratio for the state of California excludes 4.7% for September 30, 2015 and 6.2% for September 30, 2014, for loans purchased from a large investment grade institution that have full repurchase recourse for any delinquent loans.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At September 30, 2015 and 2014, these loans totaled $264 million and $307 million, respectively, or approximately 15% and 20% of the residential mortgage loan portfolio, respectively.  At September 30, 2015, the balance of amortizing, former interest-only, loans totaled $302 million.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at September 30, 2015, begins amortizing is 2.8 years.  The outstanding balance of interest-only loans that based on their contractual terms are scheduled to reprice, are as follows:

September 30, 2015
(in thousands)
One year or less	$130,807
Over one year through two years	5,407
Over two years through three years	16,136
Over three years through four years	20,267
Over four years through five years	42,807
Over five years	48,223
Total outstanding residential interest-only loan balance	$263,647

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	September 30, 2015	September 30, 2014
Residential first mortgage loan weighted-average LTV/FICO	66%/757	66%/754

Corporate loans

Credit risk in RJ Bank’s corporate loan portfolio is monitored on an individual loan basis for trends in borrower operating performance, payment history, credit ratings, collateral performance, loan covenant compliance, annual SNC exam results, municipality demographics, and other factors including industry performance and concentrations. As part of the credit review process the loan grade is reviewed at least quarterly to confirm the appropriate risk rating for each credit. The individual loan ratings resulting from the SNC exam are incorporated in RJ Bank’s internal loan ratings when the ratings are received and if the SNC rating is lower on an individual loan than RJ Bank’s internal rating, the loan is downgraded. While RJ Bank considers historical SNC exam results in its loan ratings methodology, differences between the SNC exam and internal ratings on individual loans typically arise due to subjectivity of the loan classification process. These differences may result in additional provision for loan losses in periods when SNC exam results are received. See Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K, specifically the bank loans and allowances for losses section, for additional information on RJ Bank’s allowance for loan loss policies. See the Credit Risk section in Item 7A of this report for additional information on RJ Bank’s corporate loan portfolio, including the impact of the most recent SNC exam on the current year’s provision for loan losses.

At September 30, 2015, other than loans classified as nonperforming, there was one government-guaranteed loan totaling $200 thousand that was delinquent greater than 30 days.

Index

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

September 30, 2015		September 30, 2014 (1)
($ outstanding as a % of RJ Bank total corporate loans)
5.8%	Retail real estate	5.9%	Pharmaceuticals
5.7%	Pharmaceuticals	5.5%	Office
5.5%	Consumer products and services	4.8%	Automotive/transportation
5.4%	Hospitality	4.8%	Retail real estate
4.5%	Automotive/transportation	4.6%	Hospitality

(1)
In the prior year, the loan concentrations were presented as a percentage of RJ Bank total assets. In order to enhance comparability with the current year, the percentage concentrations have been revised from those presented in the prior year to reflect the percentage of total corporate loans outstanding at such time.

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

Index

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

The nature of the periodic examinations of our operations by our various regulators, applicable to not only our banking activities but also to our broker-dealer operational activities, have been active, expanding in some respects as it pertains to the scope of their annual reviews, and reflective of a heightened level of scrutiny of the operations and activities of financial services entities. We continue to incur costs to support these reviews, and evaluate and implement changes in our processes and procedures to improve and continue to comply with all of the various regulations to which we are subject. Given this environment, we cannot predict the impact that the ultimate outcome resulting from the periodic examinations by one or more of our regulators could have on our future costs or results of operations.

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

We have audited the accompanying consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries (the “Company” or “Raymond James”) as of September 30, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raymond James as of September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Raymond James’ internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 25, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Tampa, Florida
November 25, 2015
Certified Public Accountants

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2015	2014
	(in thousands)
Assets:
Cash and cash equivalents	$2,601,006	$2,199,063
Assets segregated pursuant to regulations and other segregated assets	2,905,324	2,489,264
Securities purchased under agreements to resell and other collateralized financings	474,144	446,016
Financial instruments, at fair value:
Trading instruments	690,551	679,393
Available for sale securities	513,730	562,289
Private equity investments	209,088	211,666
Other investments	248,751	215,751
Derivative instruments associated with offsetting matched book positions	389,457	323,337
Receivables:
Brokerage clients, net	2,185,296	2,126,804
Stock borrowed	124,373	158,988
Bank loans, net	12,988,021	10,964,299
Brokers-dealers and clearing organizations	134,890	107,116
Loans to financial advisors, net	488,760	424,928
Other	514,000	544,180
Deposits with clearing organizations	207,488	150,457
Prepaid expenses and other assets	705,391	655,256
Investments in real estate partnerships held by consolidated variable interest entities	199,678	235,858
Property and equipment, net	255,875	245,401
Deferred income taxes, net	266,899	231,325
Goodwill and identifiable intangible assets, net	376,962	354,261
Total assets	$26,479,684	$23,325,652

(continued on next page)

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued from previous page)

	September 30,
	2015	2014
	($ in thousands)
Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$287,993	$238,400
Securities sold under agreements to repurchase	332,536	244,495
Derivative instruments associated with offsetting matched book positions, at fair value	389,457	323,337
Payables:
Brokerage clients	4,671,073	3,956,104
Stock loaned	478,573	417,383
Bank deposits	11,919,881	10,028,924
Brokers-dealers and clearing organizations	164,054	216,530
Trade and other	729,245	763,235
Other borrowings	703,065	696,718
Accrued compensation, commissions and benefits	842,527	814,359
Loans payable of consolidated variable interest entities	25,960	43,877
Senior notes payable	1,149,222	1,149,034
Total liabilities	21,693,586	18,892,396
Commitments and contingencies (see Note 21)
Equity
Preferred stock; $.10 par value; authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Common stock; $.01 par value; authorized 350,000,000 shares; issued 149,283,682 at September 30, 2015 and 146,103,658 at September 30, 2014	1,491	1,444
Additional paid-in capital	1,344,779	1,239,046
Retained earnings	3,419,719	3,023,845
Treasury stock, at cost; 6,364,706 common shares at September 30, 2015 and 4,900,266 common shares at September 30, 2014	(203,455)	(121,211)
Accumulated other comprehensive loss	(40,503)	(1,888)
Total equity attributable to Raymond James Financial, Inc.	4,522,031	4,141,236
Noncontrolling interests	264,067	292,020
Total equity	4,786,098	4,433,256
Total liabilities and equity	$26,479,684	$23,325,652

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended September 30,
	2015	2014	2013
	(in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$3,443,038	$3,241,525	$3,007,711
Investment banking	323,660	340,821	288,251
Investment advisory fees	385,238	362,362	282,755
Interest	543,207	480,886	473,599
Account and service fees	457,913	407,707	363,531
Net trading profit	58,512	64,643	34,069
Other	96,596	67,516	145,882
Total revenues	5,308,164	4,965,460	4,595,798
Interest expense	(107,954)	(104,091)	(110,371)
Net revenues	5,200,210	4,861,369	4,485,427
Non-interest expenses:
Compensation, commissions and benefits	3,525,378	3,312,635	3,054,027
Communications and information processing	266,396	252,694	257,366
Occupancy and equipment costs	163,229	161,683	157,449
Clearance and floor brokerage	42,748	39,875	40,253
Business development	158,966	139,672	124,387
Investment sub-advisory fees	59,569	52,412	37,112
Bank loan loss provision	23,570	13,565	2,565
Acquisition related expenses	—	—	73,454
Other	183,642	172,885	144,904
Total non-interest expenses	4,423,498	4,145,421	3,891,517
Income including noncontrolling interests and before provision for income taxes	776,712	715,948	593,910
Provision for income taxes	296,034	267,797	197,033
Net income including noncontrolling interests	480,678	448,151	396,877
Net (loss) income attributable to noncontrolling interests	(21,462)	(32,097)	29,723
Net income attributable to Raymond James Financial, Inc.	$502,140	$480,248	$367,154

Net income per common share – basic	$3.51	$3.41	$2.64
Net income per common share – diluted	$3.43	$3.32	$2.58
Weighted-average common shares outstanding – basic	142,548	139,935	137,732
Weighted-average common and common equivalent shares outstanding – diluted	145,939	143,589	140,541

Net income attributable to Raymond James Financial, Inc.	$502,140	$480,248	$367,154
Other comprehensive (loss) income, net of tax:(1)
Unrealized (losses) gains on available for sale securities and non-credit portion of other-than-temporary impairment losses	(3,325)	6,021	15,042
Unrealized losses on currency translations, net of the impact of net investment hedges	(30,640)	(18,635)	(13,763)
Unrealized loss on cash flow hedges	(4,650)	—	—
Total comprehensive income	$463,525	$467,634	$368,433

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$2,489	$4,966	$3,755
Portion of pre-tax recoveries recognized in other comprehensive income	(2,489)	(4,993)	(4,391)
Net impairment losses recognized in other revenue	$—	$(27)	$(636)

(1)	All components of other comprehensive (loss) income, net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year ended September 30,
	2015	2014	2013
	(in thousands, except per share amounts)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,444	$1,429	$1,404
Share issuances	47	15	25
Balance, end of year	1,491	1,444	1,429

Additional paid-in capital:
Balance, beginning of year	1,239,046	1,136,298	1,030,288
Employee stock purchases	23,847	20,234	18,319
Exercise of stock options and vesting of restricted stock units, net of forfeitures	21,351	8,780	30,640
Restricted stock, stock option and restricted stock unit expense	68,196	65,410	58,689
Excess tax benefit (reduction of prior tax benefits) from share-based payments	(8,115)	7,437	2,590
Purchase of additional equity interest in subsidiary	—	—	(4,531)
Other	454	887	303
Balance, end of year	1,344,779	1,239,046	1,136,298

Retained earnings:
Balance, beginning of year	3,023,845	2,635,026	2,346,563
Net income attributable to Raymond James Financial, Inc.	502,140	480,248	367,154
Cash dividends declared	(106,271)	(91,133)	(78,208)
Other	5	(296)	(483)
Balance, end of year	3,419,719	3,023,845	2,635,026

Treasury stock:
Balance, beginning of year	(121,211)	(120,555)	(118,762)
Purchases/surrenders	(64,780)	(2,173)	(8,214)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(17,464)	1,517	6,421
Balance, end of year	(203,455)	(121,211)	(120,555)

Accumulated other comprehensive loss: (1)
Balance, beginning of year	(1,888)	10,726	9,447
Net change in unrealized losses on available for sale securities and non-credit portion of other-than-temporary impairment losses, net of tax	(3,325)	6,021	15,042
Net change in currency translations and net investment hedges, net of tax	(30,640)	(18,635)	(13,763)
Net change in cash flow hedges, net of tax	(4,650)	—	—
Balance, end of year	(40,503)	(1,888)	10,726
Total equity attributable to Raymond James Financial, Inc.	$4,522,031	$4,141,236	$3,662,924

Noncontrolling interests:
Balance, beginning of year	$292,020	$335,413	$411,342
Net (loss) income attributable to noncontrolling interests	(21,462)	(32,097)	29,723
Capital contributions	19,530	22,565	30,052
Distributions	(23,570)	(27,093)	(148,871)
Consolidation of acquired entity	—	—	7,592	(2)
Derecognition resulting from acquisition of additional interests	—	—	4,126
Other	(2,451)	(6,768)	1,449
Balance, end of year	264,067	292,020	335,413
Total equity	$4,786,098	$4,433,256	$3,998,337

(1)    All components of other comprehensive (loss) income are attributable to Raymond James Financial, Inc.

(2)    On December 24, 2012, we acquired a 45% interest in ClariVest Asset Management, LLC, see Notes 1 and 3 for discussion.

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$502,140	$480,248	$367,154
Net (loss) income attributable to noncontrolling interests	(21,462)	(32,097)	29,723
Net income including noncontrolling interests	480,678	448,151	396,877

Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	68,315	64,163	66,359
Deferred income taxes	(23,462)	(35,171)	(31,789)
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	(42,544)	(22,804)	(80,631)
Provisions for loan losses, legal proceedings, bad debts and other accruals	29,277	26,414	13,944
Share-based compensation expense	71,488	69,609	61,862
Goodwill impairment expense	—	—	6,933
Other	54,527	35,343	32,013
Net change in:
Assets segregated pursuant to regulations and other segregated assets	(416,060)	1,575,563	(1,280,628)
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	59,913	206,666	(191,207)
Stock loaned, net of stock borrowed	95,805	50,767	(15,731)
(Loans provided to) repayment of loans, to financial advisors, net	(81,617)	(34,067)	11,486
Brokerage client receivables and other accounts receivable, net	(56,394)	(159,562)	88,162
Trading instruments, net	40,656	(46,526)	252,101
Prepaid expenses and other assets	46,896	19,330	(66,448)
Brokerage client payables and other accounts payable	594,464	(1,800,957)	1,307,607
Accrued compensation, commissions and benefits	28,758	72,294	50,318
(Purchases and originations of loans held for sale)/proceeds from sales of securitizations and loans held for sale, net	(59,638)	45,811	41,167
Reduction of prior tax benefits/(excess tax benefits) from share-based payment arrangements	8,115	(7,437)	(2,590)
Net cash provided by operating activities	899,177	507,587	659,805

Cash flows from investing activities:
Additions to property and equipment	(74,111)	(60,149)	(72,879)
Increase in bank loans, net	(2,200,861)	(2,391,311)	(1,063,301)
Proceeds from sales of loans held for investment	111,731	183,279	198,676
(Purchases or contributions to private equity or other investments)/proceeds from sales of or distributions received from private equity and other investments, net	(44,574)	42,832	229,136
Purchases of available for sale securities	(92,485)	(1,305)	(62,102)
Available for sale securities maturations, repayments and redemptions	69,757	104,407	117,435
Proceeds from sales of available for sale securities	84,785	49,937	4,793
Other investing activities, net of proceeds received	(22,201)	(24,454)	(3,732)
Net cash used in investing activities	$(2,167,959)	$(2,096,764)	$(651,974)
(continued on next page)

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued from previous page)

	Year ended September 30,
	2015	2014	2013
	(in thousands)
Cash flows from financing activities:
(Repayments of)/proceeds from short-term borrowings, net	$(34,700)	$70,624	$79,076
Proceeds from Federal Home Loan Bank advances and other borrowed funds	550,299	500,367	5,000
Repayments of Federal Home Loan Bank advances and other borrowed funds	(509,252)	(4,011)	(134,897)
Repayments of borrowings by consolidated variable interest entities which are real estate partnerships	(19,673)	(21,839)	(22,613)
Proceeds from capital contributed to and borrowings of consolidated variable interest entities which are real estate partnerships	110	726	23,485
Purchase of additional equity interest in subsidiary	—	—	(553)
Exercise of stock options and employee stock purchases	47,964	33,633	55,997
Increase in bank deposits	1,890,957	733,553	695,658
Purchases of treasury stock	(88,542)	(8,427)	(11,718)
Dividends on common stock	(103,143)	(88,102)	(76,593)
(Reduction of prior tax benefits)/excess tax benefits, from share-based payments	(8,115)	7,437	2,590
Net cash provided by financing activities	1,725,905	1,223,961	615,432

Currency adjustment:
Effect of exchange rate changes on cash	(55,180)	(32,337)	(6,667)
Net increase (decrease) in cash and cash equivalents	401,943	(397,553)	616,596
Cash and cash equivalents at beginning of year	2,199,063	2,596,616	1,980,020
Cash and cash equivalents at end of year	$2,601,006	$2,199,063	$2,596,616

Supplemental disclosures of cash flow information:
Cash paid for interest	$106,313	$101,090	$106,818
Cash paid for income taxes	$378,928	$319,279	$189,730
Non-cash transfers of loans to other real estate owned	$5,870	$6,213	$3,072

See accompanying Notes to Consolidated Financial Statements

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

Description of business

Raymond James Financial, Inc. (“RJF”) is a financial holding company whose broker-dealer subsidiaries are engaged in various financial services businesses, including the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products.  In addition, other subsidiaries of RJF provide investment management services for retail and institutional clients, corporate and retail banking, and trust services.  As used herein, the terms “we,” “our” or “us” refer to RJF and/or one or more of its subsidiaries.

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

Fiscal year 2015 acquisitions

On April 30, 2015, we completed our acquisition of Cougar Global Investments Limited (“Cougar”), an asset management firm based in Toronto, Canada. Cougar’s global asset allocation strategies are now offered to our asset management clients worldwide through our our Eagle Asset Management, Inc. (“Eagle”) subsidiary. See Note 3 for additional information.

On July 31, 2015, we completed our acquisition of The Producers Choice LLC (“TPC”), a Troy, Michigan based private insurance and annuity marketing organization. TPC brings additional life insurance and annuity specialists to our existing insurance product offerings. See Note 3 for additional information.

Fiscal year 2013 acquisition

On December 24, 2012, we completed our acquisition of a 45% interest in ClariVest Asset Management, LLC (“ClariVest”), an acquisition that bolstered our platform in the large-cap investment objective. See Note 3 for additional information.

Significant subsidiaries

As of September 30, 2015, our significant subsidiaries, all wholly owned, include: Raymond James & Associates, Inc. (“RJ&A”) a domestic broker-dealer carrying client accounts, Raymond James Financial Services, Inc. (“RJFS”) an introducing domestic broker-dealer, Raymond James Financial Services Advisors, Inc. (“RJFSA”) a registered investment advisor, Raymond James Ltd. (“RJ Ltd.”) a broker-dealer headquartered in Canada, Eagle, a registered investment advisor, and Raymond James Bank, N.A. (“RJ Bank”) a national bank.

Index

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

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

b.	Trailing commissions from mutual funds and variable annuities/insurance products, which are recorded ratably over the period earned.

c.	Fee revenues include certain asset-based fees, which are recorded ratably over the period earned.

d.
Fee revenues include the fees earned by financial advisors who provide investment advisory services under various manners of affiliation with us. These fee revenues are computed as either a percentage of the assets in the client account, or a flat periodic fee charged to the client for investment advice. Such fees are earned from the services provided by investment advisor representatives (“IARs”) and registered investment advisors (“RIAs”) who affiliate with us.

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

e.
Insurance commission revenues and related expenses are recognized when the delivery of the insurance contract is confirmed by the carrier, the premium is remitted to the insurance company and the contract requirements are met.

Index

f.	Annuity commission revenues and related expenses are recognized when the signed annuity contract and premium is submitted to the annuity carrier.

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

We distribute our proprietary equity research products to certain institutional investor clients at no charge.

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

Account and service fees

Account and service fees primarily include transaction fees, annual account fees, service charges, exit fees, servicing fees, fees generated in lieu of interest income from a multi-bank sweep program with unaffiliated banks, money market processing and distribution fees and correspondent clearing fees. The annual account fees such as IRA fees and distribution fees are recognized as earned over the term of the contract. The transaction fees are earned and collected from clients as trades are executed. Servicing fees such as omnibus, education and marketing support fees, and no-transaction fee program revenues are paid to us for marketing and administrative services and are recognized as earned. Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are recorded net of commissions remitted. Total commissions generated by correspondents were $39.9 million, $39.6 million, and $35.5 million and commissions remitted totaled $37.7 million, $36.9 million, and $32.6 million for the years ended September 30, 2015, 2014, and 2013 respectively.

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

RJ Bank maintains interest-bearing bank deposits that are restricted for pre-funding letter of credit draws related to certain syndicated borrowing relationships in which RJ Bank is involved. In addition, RJ Bank maintains cash in an interest-bearing pass-through account at the Federal Reserve Bank in accordance with Regulation D of the Federal Reserve Act, which requires depository institutions to maintain minimum average reserve balances against its deposits.

Index

Repurchase agreements and other collateralized financings

We purchase securities under short-term agreements to resell (“Reverse Repurchase Agreements”). Additionally, we sell securities under agreements to repurchase (“Repurchase Agreements”). Both Reverse Repurchase Agreements and Repurchase Agreements are accounted for as collateralized financings and are carried at contractual amounts plus accrued interest. Our policy is to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under the Reverse Repurchase Agreements. To ensure that the market value of the underlying collateral remains sufficient, the securities are valued daily, and collateral is obtained from or returned to the counterparty when contractually required. These Reverse Repurchase Agreements may result in credit exposure in the event the counterparty to the transaction is unable to fulfill its contractual obligations. Other collateralized financings may include secured call loans receivable held by RJ Ltd. When executed, these financings represent loans of excess cash to financial institutions which are fully collateralized by Canadian treasury bills or provincial obligations and bear interest at call loan rates.

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

Index

Valuation techniques

The fair value for certain of our financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with GAAP, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, our definition of actively traded is based on average daily volume and other market trading statistics. We have determined the market for certain other types of financial instruments, including certain CMOs, ABS, certain collateralized debt obligations and ARS, to be volatile, uncertain or inactive as of both September 30, 2015 and 2014. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. We considered the inactivity of the market to be evidenced by several factors, including a continued decreased price transparency caused by decreased volume of trades relative to historical levels, stale transaction prices and transaction prices that varied significantly either over time or among market makers.

The specific valuation techniques utilized for the categorization of financial instruments presented in our Consolidated Statements of Financial Condition are described as follows:

Trading instruments and trading instruments sold but not yet purchased

Trading securities are comprised primarily of the financial instruments held by our broker-dealer subsidiaries. These instruments are recorded at fair value with realized and unrealized gains and losses reflected in current period net income.

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

RJ Bank maintains a trading portfolio of certain corporate loans, that it originates through the primary syndication market. These trading instruments are recognized as of the trade date and are carried at fair value with the related unrealized and realized gains and losses reflected in net trading profit. These trading instruments are valued using quotes from a third party pricing service. These third party pricing service quotes are based on current market data provided by multiple dealers. The instruments are classified within Level 2 of the fair value hierarchy as the market inputs utilized by the third party pricing service are based upon observable inputs. We validate the third party pricing service quotes by comparing such prices to those provided by another external source.

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

Index

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

Interest on the RJF AFS Securities is recognized in interest income on an accrual basis. For the RJ Bank AFS Securities, discounts are accreted and premiums are amortized as an adjustment to yield over the estimated average life of the security.

Realized gains and losses on sales of any RJF AFS Securities are recognized using the specific identification method and reflected in other revenue in the period they are sold.

Unrealized gains or losses on any RJF AFS Securities, except for those that are deemed to be other-than-temporary, are recorded through other comprehensive (loss) income and are thereafter presented in equity as a component of accumulated other comprehensive income (“AOCI”) on our Consolidated Statements of Financial Condition.

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

Index

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

The fair value of agency and non-agency securities included within the RJ Bank AFS Securities is determined by obtaining third party pricing service bid quotations from two independent pricing services. Third party pricing service bid quotations are based on either current market data, or for any securities traded in markets where the trading activity has slowed such as the CMO market, the most recently available market data. The third party pricing services provide comparable price evaluations utilizing available market data for similar securities. The market data the third party pricing services utilize for these price evaluations includes observable data comprised of benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data including market research publications, and loan performance experience. In order to validate that the pricing information used by the primary third party pricing service is observable, we request, on a quarterly basis, some of the key market data available for a sample of securities and compare this data to that which we observed in our independent accumulation of market information. Securities valued using these valuation techniques are classified within Level 2 of the fair value hierarchy.

For non-agency securities within the RJ Bank AFS Securities where a significant difference exists between the primary third party pricing service bid quotation and the secondary third party pricing service, we utilize a discounted cash flow analysis to determine which third party price quote is more representative of fair value under the current market conditions. Securities measured using these valuation techniques are generally classified within Level 2 of the fair value hierarchy.

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

Derivative contracts

We enter into interest rate swaps, futures contracts, and forward foreign exchange contracts either as part of our fixed income business to facilitate client transactions, to hedge a portion of our trading inventory, or to a limited extent for our own account. These derivatives are accounted for as trading account assets or liabilities and recorded at fair value in the Consolidated Statements of Financial Condition. Any realized or unrealized gains or losses are recorded in net trading profits within the Consolidated Statements of Income and Comprehensive Income with any interest earned thereon recorded in interest income. The fair value of any cash collateral exchanged as part of the interest rate swap contract is netted, by-counterparty, against the fair value of the derivative instrument. The fair value of these interest rate derivative contracts is obtained from internal pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value, yield curve and other volatility factors underlying the positions. Since our model inputs can be observed in a liquid market and the models do not require significant judgment, such derivative contracts are classified within Level 2 of the fair value hierarchy. We utilize values obtained from third party derivatives dealers to corroborate the output of our internal pricing models.

We also facilitate matched book derivative transactions through non-broker-dealer subsidiaries, either Raymond James Financial Products, LLC or Raymond James Capital Services, LLC (collectively referred to as the Raymond James matched book

Index

swap subsidiaries or “RJSS”). The only difference in the swap businesses conducted by these two subsidiary entities is that they utilize different third party financial institutions to facilitate the offsetting transaction. RJSS enters into derivative transactions (primarily interest rate swaps) with clients. For every derivative transaction RJSS enters into with a client, it enters into an offsetting transaction with terms that mirror the client transaction, with a credit support provider who is a third party financial institution. Any collateral required to be exchanged under these derivative contracts is administered directly by the client and the third party financial institution. RJSS does not hold any collateral, or administer any collateral transactions, related to these instruments. We record the value of each derivative position held at fair value, as either an asset or an offsetting liability, presented as “derivative instruments associated with offsetting matched book positions,” as applicable, on our Consolidated Statements of Financial Condition. Fair value is determined using an internal model which includes inputs from independent pricing sources to project future cash flows under each underlying derivative contract. The cash flows are discounted to determine the present value. Since any changes in fair value are completely offset by an opposite change in the offsetting transaction position, there is no net impact on our Consolidated Statements of Income and Comprehensive Income from changes in the fair value of these derivative instruments. RJSS recognizes revenue on derivative transactions on the transaction date, computed as the present value of the expected cash flows RJSS expects to receive from the third party financial institution over the life of the derivative contract. The difference between the present value of these cash flows at the date of inception and the gross amount potentially received is accreted to revenue over the term of the contract. The revenue from these transactions is included within other revenues on our Consolidated Statements of Income and Comprehensive Income.

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

The cash flows associated with certain assets held by RJ Bank provide interest income at fixed interest rates. Therefore, the value of these assets, absent any risk mitigation, is subject to fluctuation based upon changes in market rates of interest over time. Beginning in February 2015, we entered into certain interest rate swap contracts (the “RJ Bank Interest Hedges”) which swap variable interest payments on debt for fixed interest payments. Through the RJ Bank Interest Hedges, RJ Bank is able to mitigate a portion of the market risk associated with certain fixed rate interest earning assets held by RJ Bank.

The RJ Bank Interest Hedges are recorded at fair value on the Consolidated Statements of Financial Condition and are designated as cash flow hedges. The effective portion of the related gain or loss is recorded, net of tax, in shareholders’ equity as part of the cash flow hedge component of AOCI and subsequently reclassified to earnings when the hedged transaction affects earnings, specifically upon the incurrence of interest expense on certain borrowings. The ineffective portions of the related gain and loss are immediately recognized into earnings in the Consolidated Statements of Income and Comprehensive Income.  Hedge effectiveness is assessed at inception and each reporting period utilizing regression analysis and performed using the hypothetical derivative method.  However, as the key terms of the hedging instrument and hedged transaction match at inception, management expects there to be no ineffectiveness impacting earnings from this hedge while it is outstanding. As a result of these derivative transactions being executed through a clearing exchange, the cash deposit associated with this transaction that we have provided to the exchange, is included as a component of deposits with clearing organizations on our Consolidated Statements of Financial Condition. The fair value of RJ Bank Interest Hedges is obtained from internal pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value, yield curve and other volatility factors underlying the positions. Since our model inputs can be observed in a liquid market and the models do not require significant judgment, such derivative contracts are classified within Level 2 of the fair value hierarchy. We utilize values obtained from a third party to corroborate the output of our internal pricing models.

Index

Private equity investments

Private equity investments are held primarily in our Other segment and consist of various direct and third party private equity investments, employee investment funds, and various private equity funds which we sponsor.  Private equity investments include various private equity fund investments, including the Raymond James Employee Investment Funds I and II (the “EIF Funds”)(collectively, these private equity fund investments and the EIF Funds are referred to as the “Private Funds”). See Note 11 for additional information regarding the consolidation of the EIF Funds, which are variable interest entities. These Private Funds invest in new and developing companies. Our investments in these Private Funds cannot be redeemed directly with the funds; our investment is monetized through distributions received through the liquidation of the underlying assets of those funds. We estimate that the underlying assets of these funds will be liquidated over the life of these funds (typically 10 to 15 years). Approval by the management of these funds is required for us to sell or transfer these investments. Certain of our private equity investments include ownership interests in private companies with long-term growth potential. These investments are measured at fair value with any changes recognized in other revenue on our Consolidated Statements of Income and Comprehensive Income.

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

Other investments

Other investments consist primarily of marketable securities we hold that are associated with deferred compensation programs of either Eagle or a plan that was formerly sponsored by MK & Co. (as hereinafter defined), term deposits with Canadian financial institutions, and certain investments in limited partnerships (or funds) for which in a number of instances, one of our affiliates serves as the managing member or general partner (see Note 11 for information regarding such funds).

Certain employees, of either Eagle or others who were at one-time associated with MK & Co. (as hereinafter defined), participate in deferred compensation plans. The balances associated with these plans are invested in certain marketable securities that we hold until the vesting date, typically five years from the date of the deferral. A liability associated with these deferrals is reflected as a component of our accrued compensation, commissions and benefits on our Consolidated Statements of Financial Condition. We use quoted prices in active markets to determine the fair value of these investments. Such instruments are classified within Level 1 of the fair value hierarchy.

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

Brokerage client receivables, loans to financial advisors and allowance for doubtful accounts

Brokerage client receivables include receivables from the clients of our broker-dealer and asset management subsidiaries. The receivables from broker-dealer clients are principally for amounts due on cash and margin transactions and are generally collateralized by securities owned by the clients. The receivables from asset management clients are primarily for accrued investment advisory fees. Both the receivables from the asset management and broker-dealer clients are reported at their outstanding principal balance, adjusted for any allowance for doubtful accounts. When a receivable held by one of our broker-dealer subsidiaries is considered to be impaired, the amount of the impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources such as listed market prices or broker-dealer price quotations. Securities beneficially owned by customers, including those that collateralize margin or other similar transactions,

Index

are not reflected in our Consolidated Statements of Financial Condition (see Note 19 for additional information regarding this collateral).

We offer loans to financial advisors and certain key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes. These loans are generally repaid over a five to eight year period with interest recognized as earned. There is no fee income associated with these loans. We assess future recoverability of these loans through analysis of individual financial advisor production or other performance standards. In the event that the financial advisor is no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us. In determining the allowance for doubtful accounts related to former employees or independent contractors, management primarily considers our historical collection experience as well as other factors including: any amounts due at termination, the reasons for the terminated relationship, and the former financial advisor’s overall financial position. When the review of these factors indicates that further collection activity is highly unlikely, the outstanding balance of such loan is written-off and the corresponding allowance is reduced. Based upon the nature of these financing receivables, we do not analyze this asset on a portfolio segment or class basis. Further, the aging of this receivable balance is not a determinative factor in computing our allowance for doubtful accounts, as concerns regarding the recoverability of these loans primarily arise in the event that the financial advisor is no longer affiliated with us. We present the outstanding balance of loans to financial advisors on our Consolidated Statements of Financial Condition, net of their applicable allowances for doubtful accounts. The allowance for doubtful accounts balance associated with all of our loans to financial advisors is $3.7 million and $2.5 million at September 30, 2015 and 2014, respectively. Of the September 30, 2015 loans to financial advisors, the portion of the balance associated with financial advisors who are no longer affiliated with us, after consideration of the allowance for doubtful accounts, is approximately $5.8 million.

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

Index

upon inception and recognized in loans receivable. If we subsequently designate a corporate loan as held for sale, which generally occurs as part of a loan workout situation, we then write down the carrying value of the loan with a partial charge-off, if necessary, to carry it at the lower of cost or estimated fair value.

RJ Bank purchases the guaranteed portions of SBA section 7(a) loans and accounts for these loans in accordance with the policy for loans held for sale. RJ Bank then aggregates SBA loans with similar characteristics into pools for securitization and sells these pools in the secondary market. Individual loans may be sold prior to securitization. The determination of the fair value of the SBA loans depend upon their intended disposition. The fair value of the SBA loans to be individually sold are determined based upon their committed sales price. The fair value of loans to be aggregated into pools for securitization which are committed to be sold, are determined based upon third party price quotes. The fair value of all other SBA loans are determined using a third party pricing service. The prices for the SBA loans, other than those committed to be individually sold, are validated by comparing the third party price quote or the third party pricing service prices, as applicable, for a sample of loans to observable market trades obtained from external sources. Once the loans are securitized into a pool, the respective securities are classified as trading instruments and are carried at fair value based on RJ Bank’s intention to sell the securitizations within the near term. Any changes in the fair value of the securitized pools as well as any realized gains or losses earned thereon are reflected in net trading profits. Transfers of the securitizations are all accounted for as sales at settlement date when RJ Bank has surrendered control over the transferred assets. RJ Bank does not retain any interest in the securitizations once they are sold.

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

Index

Troubled debt restructurings

A loan restructuring is deemed to be a troubled debt restructuring (“TDR”) if we, for economic or legal reasons related to the borrowers’ financial difficulties, grant a concession we would not otherwise consider. In TDRs, for all classes of loans, the concessions granted, such as interest rate reductions, generally do not reflect current market conditions for a new loan of similar risk made to another borrower in similar financial circumstances. For those restructurings of first mortgage and home equity residential mortgage loans which may reflect current market conditions, the concessions granted by RJ Bank are generally interest capitalization, principal forbearance, release of liability ordered under Chapter 7 bankruptcy not reaffirmed by the borrower, or an extension of the interest-only or maturity period. The concessions granted in restructurings of corporate loans are similar to those for residential mortgage loans, and may also include the reduction of the guarantor’s liability. First mortgage and home equity residential mortgage TDRs may be returned to accrual status when there has been a sustained period of six months of satisfactory performance. Corporate TDRs have generally been partially charged-off and, therefore, remain on nonaccrual status until the loan is fully resolved.

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

RJ Bank has developed policies and procedures for assessing the adequacy of the allowance for loan losses that reflect the assessment of risk considering all available information. In developing this assessment, RJ Bank relies on estimates and exercises judgment in evaluating credit risk. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Depending on changes in circumstances, future assessments of credit risk may yield materially different results from the prior estimates, which may require an increase or a decrease in the allowance for loan losses.

This allowance for loan loss is comprised of three components: allowances calculated based on formulas for homogenous classes of loans collectively evaluated for impairment, specific allowances assigned to certain classified loans individually evaluated for impairment, and unallocated allowances resulting from our analysis of certain qualitative factors. These homogeneous classes are a result of management’s disaggregation of the loan portfolio and are comprised of the previously mentioned classes: C&I, CRE, CRE construction, tax-exempt, residential first mortgage, residential home equity, and SBL.

A quarterly analysis of the loss emergence period (the average length of time in calendar quarters between discovery of the estimate of the loss event and confirmation of loss) is performed on all defaulted loans in the corporate, residential first mortgage and residential home equity loan classes. Where deemed necessary, this analysis is utilized in establishing the allowance for each of these classes of loans through the application of an adjustment to the calculated allowance percentage for the respective loan grade.

The loans within the corporate loan classes are assigned to one of several internal loan grades based upon the respective loan’s credit characteristics. The loans within the residential first mortgage, residential home equity, and SBL classes are assigned loan grades equivalent to the loan classifications utilized by bank regulators, dependent on their respective likelihood of loss. We assign each loan grade for all loan classes an allowance percentage based on the perceived risk associated with that grade. The allowance for loan losses for all non-impaired loans is then calculated based on the allowance percentage assigned to the respective loan’s

Index

class and grade. The allowance for loan losses for all impaired loans and those nonaccrual residential mortgage loans that have been evaluated for a charge-off are based on an individual evaluation of impairment as previously described in the “Impaired loans” section.

The qualitative and quantitative factors taken into consideration when assigning the loan grades and allowance percentages to the loans within the corporate loan classes include: estimates of borrower default probabilities and collateral values; trends in delinquencies; loan growth; loan terms; changes in geographic distribution, updated loan-to-value (“LTV”) ratios, lending policies, experience, ability and depth of lending management and other relevant staff, local, regional, national and international economic conditions; concentrations of credit risk; past loss history, Shared National Credit (“SNC”) reviews and examination results from bank regulators. Loan grades for individual corporate loans are derived from analyzing two aspects of the risk factors in a particular loan, the obligor rating and the facility (collateral) rating. The obligor rating relates to a borrower’s probability of default and the facility rating is utilized to estimate the anticipated loss given default. These two ratings, which are based on RJ Bank’s internal historical loss data or historical long-term industry loss rates where RJ Bank has limited loss history, are considered in combination with certain management adjustments to derive the final corporate loan grades and allowance percentages.

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

Historical loss rates, a quantitative factor, are utilized when assigning the allowance percentages for residential first mortgage loans and residential home equity loans, and are derived from estimates of the probability of default and loss given default (severity). These estimated loss rates are based on RJ Bank’s historical loss data, as adjusted by management, over a period of time. Prior to the quarter ended September 30, 2015, the estimated loss rates were based on a two-year period. During the fourth quarter of fiscal year 2015, this look-back period was revised to five years in order to encompass a full housing cycle. In addition to historical loss rates, one other quantitative factor utilized for the performing residential mortgage loan portfolio is updated LTV ratios. RJ Bank segregates the performing loans in the residential loan classes, on a quarterly basis, based upon updated LTV data. RJ Bank obtains the most recently available information (generally on a quarter-lag) to estimate the current LTV ratios on the individual loans in the residential mortgage loan portfolio. Current LTVs are estimated, on a loan by loan basis, utilizing the initial appraisal obtained at the time of origination, adjusted for housing price changes that have occurred since origination using current valuation indices. The value of the homes could vary from actual market values due to changes in the condition of the underlying property, variations in housing price changes within current valuation indices and other factors. The product of the default and loss severity percentages is then applied to the balance of residential first mortgages and residential home equity loan balances, which have been further stratified by updated LTV in order to calculate the related allowance for loan losses.

As TDRs, regardless of the loan portfolio segment or accrual status, are impaired loans, RJ Bank evaluates its credit risk on an individual loan basis. The amount of impairment recorded on these loans is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, or if collateral dependent, based on the fair value of the collateral, less costs to sell. In addition, all redefaults (60 or more days delinquent subsequent to the loan’s modification date) on TDRs are factored into each portfolio segments’ allowance for loan losses. Qualitative information, such as geographic area and industry for TDRs and redefaulted TDRs, is considered and reviewed in the determination of expected loss rates previously discussed.

RJ Bank reserves for losses inherent in its unfunded lending commitments using a methodology similar to that used for loans in the respective portfolio segment, based upon loan grade and expected funding probabilities for fully binding commitments. This will result in some reserve variability over different periods depending upon the mix of the loan portfolio at the time and future funding expectations. All classes of impaired loans which have unfunded lending commitments are analyzed in conjunction with the impaired reserve process previously described.

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

Index

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
The majority of RJ Bank’s corporate loan portfolio is comprised of participations in either SNCs or other large syndicated loans in the U.S. or Canada. The SNCs are U.S. loan syndications totaling over $20 million that are shared between three or more regulated institutions. Most SNC loans are reviewed annually by the agent bank’s regulator, a process in which the other participating banks have no involvement. Once the SNC regulatory review process is complete, RJ Bank receives a summary of the review of these SNC credits from the Office of the Comptroller of the Currency (“OCC”). This summary includes a synopsis of each loan’s regulatory classification, loans that are designated for nonaccrual status and directed charge-offs. RJ Bank must be at least as critical with nonaccrual designations, directed charge-offs, and classifications as the OCC. This ensures that each bank participating in a SNC loan rates the loan at least as critical. Any classification changes may impact RJ Bank’s reserves and charge-offs during the quarter that the SNC information is received from the OCC, however, these differences in classifications are generally minimal given the size of the SNC loan portfolio. The amount of such adjustments depend upon the classification and whether RJ Bank had the loan classified differently (either more or less critically) than the SNC review findings and, therefore, could result in higher, lower, or no change in loan loss provisions than previously recorded. RJ Bank incorporates into its ratings process any observed regulatory trends in the annual SNC exam process, but there will inherently be differences of opinion on individual credits due to the high degree of judgment involved. While the SNC review has historically been an annual process, regulators may increase the frequency of such examinations in the future. With respect to its ongoing credit evaluation process of the SNC portfolio, RJ Bank conforms to what it believes will be the regulators’ view of individual credits. Corporate loans are subject to RJ Bank’s internal review procedures and regulatory review by the OCC as part of RJ Bank’s regulatory examination.

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

Other assets

RJ Bank carries investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank of Atlanta (the “FRB”) at cost. These investments are held in accordance with certain membership requirements, are restricted, and lack a market. FHLB and FRB stock can only be sold to the issuer or another member institution at its par value. RJ Bank annually evaluates its holdings in FHLB and FRB stock for potential impairment based upon its assessment of the ultimate recoverability of the par value of the stock. This annual evaluation is comprised of a review of the capital adequacy, liquidity position and the overall financial condition of the FHLB and FRB to determine the impact these factors have on the ultimate recoverability of the par value of the respective stock. Impairment evaluations are performed more frequently if events or circumstances indicate there may be impairment. Any cash dividends received are recognized as interest income in the Consolidated Statements of Income and Comprehensive Income.

Index

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

Investments in real estate partnerships held by consolidated variable interest entities

Raymond James Tax Credit Funds, Inc., a wholly owned subsidiary of RJF (“RJTCF”), is the managing member or general partner in low-income housing tax credit (“LIHTC”) funds, some of which require consolidation (refer to the separate discussion of our policies regarding the evaluation of VIEs to determine if consolidation is required that follows). These funds invest in housing project limited partnerships or limited liability companies (“LLCs”) which purchase and develop affordable housing properties qualifying for federal and state low-income housing tax credits. The balance presented is the investment in project partnership balance of all of the LIHTC fund VIEs which require consolidation. Additional information is presented in Note 11.

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

Intangible assets

Certain identifiable intangible assets we acquire such as customer relationships, trade names, developed technology, intellectual property, and non-compete agreements, are amortized over their estimated useful lives on a straight-line method, and are evaluated for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable.

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

Index

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

Share-based compensation

We account for share-based awards through the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The compensation cost is recognized over the requisite service period of the awards and is calculated as the market value of the awards on the date of the grant. See Note 24 for additional information. In addition, we account for share-based awards to our independent contractor financial advisors in accordance with guidance applicable to accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services and guidance applicable to accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock. Share-based awards granted to our independent contractor financial advisors are measured at their vesting date fair value and their fair value estimated at reporting dates prior to that time. The compensation expense recognized each period is based on the most recent estimated value. Further, we classify certain of these non-employee awards as liabilities at fair value upon vesting, with changes in fair value reported in earnings until these awards are exercised or forfeited. See Note 25 for additional information. Compensation expense is recognized for all share-based compensation with future service requirements over the requisite service period using the straight-line method, and in certain instances, the graded attribution method.

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

Index

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

Acquisition related expense

Acquisition related expenses associated with material acquisitions are separately reported in the Consolidated Statement of Income and Comprehensive Income and include certain incremental expenses arising from our acquisitions. These costs do not represent recurring costs within the fully integrated combined organization.

Our most recent material acquisition was our April 2, 2012 acquisition of Morgan Keegan & Company, Inc. (a broker-dealer referred to as “MK & Co.”) and MK Holding, Inc. and certain of its affiliates (collectively referred to as “Morgan Keegan”) from Regions Financial Corporation (“Regions”). Our integration of Morgan Keegan was substantially complete as of September 30, 2013.

Foreign currency translation

We consolidate our foreign subsidiaries and certain joint ventures in which we hold an interest. The statement of financial condition of the subsidiaries and joint ventures we consolidate are translated at exchange rates as of the period end. The statements of income are translated either at an average exchange rate for the period, or in the case of the foreign subsidiary of RJ Bank, at the exchange rate in effect on the date which transactions occur. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in other comprehensive (loss) income and are thereafter presented in equity as a component of AOCI. The translation gains or losses related to RJ Bank’s U.S. subsidiaries’ net investment in their Canadian subsidiary are tax affected to the extent the Canadian subsidiary’s earnings will be repatriated to the U.S.

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

Earnings per share (“EPS”)

Basic EPS is calculated by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Earnings available to common shareholders’ represents Net Income Attributable to Raymond James Financial, Inc. reduced by the allocation of earnings and dividends to participating securities. Diluted EPS is similar to basic EPS, but adjusts for the dilutive effect of outstanding stock options and restricted stock units by application of the treasury stock method.

Evaluation of VIEs to determine whether consolidation is required

A VIE requires consolidation by the entity’s primary beneficiary. Examples of entities that may be VIEs include certain legal entities structured as corporations, partnerships or limited liability companies.

Index

We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary. We hold variable interests in the following VIE’s: the EIF Funds, a trust fund established for employee retention purposes (“Restricted Stock Trust Fund”), certain LIHTC funds (“LIHTC Funds”), various other partnerships and LLCs involving real estate (“Other Real Estate Limited Partnerships and LLCs”), certain new market tax credit funds (“NMTC Funds”), and certain funds formed for the purpose of making and managing investments in securities of other entities (“Managed Funds”).

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

Index

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

Direct investments in LIHTC project partnerships

RJ Bank is the investor member of a LIHTC fund in which a subsidiary of RJTCF is the managing member. This LIHTC fund is an investor member in certain LIHTC project partnerships. We evaluate the appropriate accounting for these investments after aggregating RJ Bank and RJTCF’s interests and roles in the LIHTC fund. Since unrelated third parties are the managing member of the investee project partnerships, we have determined that consolidation of these project partnerships is not required; we account for these investments under the equity method. The carrying value of these project partnerships is included in other assets on our Consolidated Statements of Financial Condition (see Note 10 for additional information).

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

Index

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

NOTE 3 – ACQUISITIONS

Acquisitions during fiscal year 2015

Cougar Global Investments Limited

On April 30, 2015, we completed our acquisition of Cougar, which at such time had more than $1 billion in assets under advisement. For purposes of certain acquisition related financial reporting requirements, the Cougar acquisition is not considered to be a “material” acquisition as defined by Securities and Exchange Commission (“SEC”) rules. We accounted for this acquisition under the acquisition method of accounting with the assets and liabilities of Cougar recorded as of the acquisition date at their respective fair value and consolidated in our financial statements. Cougar’s results of operations have been included in our results prospectively since April 30, 2015, in our asset management segment.

See Note 13 for information regarding the identifiable intangible assets which resulted from the Cougar acquisition.

The Producers Choice LLC

On May 28, 2015, RJF entered into a definitive agreement to acquire TPC (the “TPC Agreement”). On July 31, 2015 (the “TPC Closing Date”), we completed our acquisition of TPC. For purposes of certain acquisition related financial reporting requirements, the TPC acquisition is not considered to be a “material” acquisition as defined by SEC rules. We accounted for this acquisition under the acquisition method of accounting with the assets and liabilities of TPC recorded as of the acquisition date at their respective fair value and consolidated in our financial statements. TPC’s results of operations have been included in our results prospectively since July 31, 2015, in our private client group segment.

See Note 13 for information regarding the identifiable intangible assets and goodwill which resulted from the TPC acquisition. See Note 21 for additional information regarding the contingent consideration associated with this acquisition.

Acquisition during fiscal year 2013

On December 24, 2012, (the “ClariVest Acquisition Date”) we completed our acquisition of a 45% interest in ClariVest.

As a result of certain protective rights we have under the operating agreement with ClariVest, we are consolidating ClariVest in our financial statements as of the ClariVest Acquisition Date. In addition, a put and call agreement was entered into on the ClariVest Acquisition Date that provides our Eagle subsidiary with various paths to majority ownership in ClariVest, the timing of which would depend upon the financial results of ClariVest’s business and the tenure of existing ClariVest management. For purposes of certain acquisition related financial reporting requirements, the ClariVest acquisition is not considered to be a “material” acquisition as defined by SEC rules. We accounted for this acquisition under the acquisition method of accounting with the assets and liabilities of ClariVest recorded as of the ClariVest Acquisition Date at their respective fair value and consolidated in our financial statements. The results of operations of ClariVest have been included in our results prospectively since the ClariVest Acquisition Date, in our asset management segment.

See Note 13 for information regarding the identifiable intangible assets we recorded as a result of the ClariVest acquisition.

Index

Acquisition related expenses

 Acquisition related expenses associated with material acquisitions are separately reported in the Consolidated Statement of Income and Comprehensive Income and include certain incremental expenses arising from our acquisitions. Acquisition related expenses in fiscal year 2015 and 2014 are not material for separate reporting. In fiscal year 2013, we substantially completed the integration of Morgan Keegan, which we acquired during our fiscal year 2012, and we incurred the following acquisition related expenses related thereto during fiscal year 2013:

Year ended September 30, 2013
(in thousands)
Information systems integration and conversion costs (1)	$33,021
Occupancy and equipment (2)	15,999
Severance (3)	12,734
Temporary services	4,106
Financial advisory fees	1,176
Legal	476
Other integration costs	5,942
Total acquisition related expenses	$73,454

(1)	Includes equipment costs related to the disposition of information systems equipment, and temporary services incurred specifically related to the information systems conversion.

(2)	Includes lease costs associated with the abandonment of certain facilities resulting from the Morgan Keegan acquisition.

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

NOTE 4 – CASH AND CASH EQUIVALENTS, ASSETS SEGREGATED PURSUANT TO REGULATIONS, AND DEPOSITS WITH CLEARING ORGANIZATIONS

Our cash and cash equivalents, assets segregated pursuant to regulations and other segregated assets, and deposits with clearing organization balances are as follows:

	September 30,
	2015	2014
	(in thousands)
Cash and cash equivalents:
Cash in banks	$2,597,568	$2,195,683
Money market fund investments	3,438	3,380
Total cash and cash equivalents (1)	2,601,006	2,199,063
Cash segregated pursuant to federal regulations and other segregated assets (2)	2,905,324	2,489,264
Deposits with clearing organizations (3)	207,488	150,457
	$5,713,818	$4,838,784

(1)
The total amounts presented include cash and cash equivalents of $1.22 billion and $1.21 billion as of September 30, 2015 and 2014, respectively, which are either held directly by RJF in depository accounts at third party financial institutions, held in a depository account at RJ Bank, or are otherwise invested by one of our subsidiaries on behalf of RJF, all of which are available without restrictions.

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

(3)	Consists of deposits of cash and cash equivalents or other marketable securities held by other clearing organizations or exchanges.

Index

NOTE 5 – FAIR VALUE

Assets and liabilities measured at fair value on a recurring and nonrecurring basis are presented below:

September 30, 2015	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of September 30, 2015
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$17,318	$188,745	$—		$—	$206,063
Corporate obligations	2,254	92,907	156		—	95,317
Government and agency obligations	7,781	108,166	—		—	115,947
Agency MBS and CMOs	253	117,317	—		—	117,570
Non-agency CMOs and ABS	—	46,931	9		—	46,940
Total debt securities	27,606	554,066	165		—	581,837
Derivative contracts	—	132,707	—		(90,621)	42,086
Equity securities	24,859	3,485	—		—	28,344
Corporate loans	—	4,814	—		—	4,814
Other	679	30,805	1,986		—	33,470
Total trading instruments	53,144	725,877	2,151		(90,621)	690,551
Available for sale securities:
Agency MBS and CMOs	—	302,195	—		—	302,195
Non-agency CMOs	—	71,369	—		—	71,369
Other securities	1,402	—	—		—	1,402
ARS:
Municipals	—	—	28,015		—	28,015
Preferred securities	—	—	110,749		—	110,749
Total available for sale securities	1,402	373,564	138,764		—	513,730
Private equity investments	—	—	209,088	(3)	—	209,088
Other investments (4)	230,839	17,347	565		—	248,751
Derivative instruments associated with offsetting matched book positions	—	389,457	—		—	389,457
Deposits with clearing organizations(5)	29,701	—	—		—	29,701
Other assets:
Derivative contracts(6)	—	917	—		—	917
Other assets	—	—	4,975	(7)	—	4,975
Total other assets	—	917	4,975		—	5,892
Total assets at fair value on a recurring basis	$315,086	$1,507,162	$355,543		$(90,621)	$2,087,170

Assets at fair value on a nonrecurring basis:
Bank loans, net:
Impaired loans	$—	$28,082	$37,830		$—	$65,912
Loans held for sale (8)	—	14,334	—		—	14,334
Total bank loans, net	—	42,416	37,830		—	80,246
OREO (9)	—	671	—		—	671
Total assets at fair value on a nonrecurring basis	$—	$43,087	$37,830		$—	$80,917

(continued on next page)

Index

September 30, 2015	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of September 30, 2015
	(in thousands)
	(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$17,966	$347	$—	$—	$18,313
Corporate obligations	167	33,017	—	—	33,184
Government obligations	205,658	—	—	—	205,658
Agency MBS and CMOs	5,007	—	—	—	5,007
Total debt securities	228,798	33,364	—	—	262,162
Derivative contracts	—	109,120	—	(88,881)	20,239
Equity securities	3,098	—	—	—	3,098
Other securities	—	2,494	—	—	2,494
Total trading instruments sold but not yet purchased	231,896	144,978	—	(88,881)	287,993
Derivative instruments associated with offsetting matched book positions	—	389,457	—	—	389,457
Trade and other payables:
Derivative contracts (6)	—	7,545	—	—	7,545
Other liabilities	—	—	58	—	58
Total trade and other payables	—	7,545	58	—	7,603
Total liabilities at fair value on a recurring basis	$231,896	$541,980	$58	$(88,881)	$685,053

(1)
We had $1.1 million in transfers of financial instruments from Level 1 to Level 2 during the year ended September 30, 2015.  These transfers were a result of a decrease in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement. We had $1.8 million in transfers of financial instruments from Level 2 to Level 1 during the year ended September 30, 2015.  These transfers were a result of an increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(2)
For derivative transactions not cleared through an exchange, and where permitted, we have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists (see Note 19 for additional information regarding offsetting financial instruments). Deposits associated with derivative transactions cleared through an exchange are included in deposits with clearing organizations on our Consolidated Statements of Financial Condition.

(3)
The portion of these investments we do not own is approximately $52 million as of September 30, 2015 and are included as a component of noncontrolling interest in our Consolidated Statements of Financial Condition. The weighted average portion we own is approximately $157 million or 75% of the total private equity investments of $209 million included in our Consolidated Statements of Financial Condition.

(4)
Other investments include $106 million of financial instruments that are related to obligations to perform under certain deferred compensation plans (see Note 2 and Note 24 for further information regarding these plans).

(5)	Consists of deposits we provide to clearing organizations or exchanges that are in the form of marketable securities.

(6)	Consists of derivatives arising from RJ Bank’s business operations, see Note 18 for additional information.

(7)	Includes forward commitments to purchase GNMA or FNMA MBS arising from our fixed income public finance operations (see Note 21 for additional information regarding these commitments).

(8)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(9)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Consolidated Statements of Financial Condition is net of the estimated selling costs.

Index

September 30, 2014	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of September 30, 2014
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$11,407	$192,482	$—		$—	$203,889
Corporate obligations	1,989	109,939	—		—	111,928
Government and agency obligations	7,376	93,986	—		—	101,362
Agency MBS and CMOs	247	127,172	—		—	127,419
Non-agency CMOs and ABS	—	58,364	11		—	58,375
Total debt securities	21,019	581,943	11		—	602,973
Derivative contracts	—	89,923	—		(61,718)	28,205
Equity securities	28,834	5,264	44		—	34,142
Corporate loans	—	990	—		—	990
Other	566	10,208	2,309		—	13,083
Total trading instruments	50,419	688,328	2,364		(61,718)	679,393
Available for sale securities:
Agency MBS and CMOs	—	267,720	—		—	267,720
Non-agency CMOs	—	91,918	—		—	91,918
Other securities	1,916	—	—		—	1,916
ARS:
Municipals	—	—	86,696	(3)	—	86,696
Preferred securities	—	—	114,039		—	114,039
Total available for sale securities	1,916	359,638	200,735		—	562,289
Private equity investments	—	—	211,666	(4)	—	211,666
Other investments (5)	212,753	1,267	1,731		—	215,751
Derivative instruments associated with offsetting matched book positions	—	323,337	—		—	323,337
Other assets:
Derivative contracts(6)	—	2,462	—		—	2,462
Other assets	—	—	787	(7)	—	787
Total other assets	—	2,462	787		—	3,249
Total assets at fair value on a recurring basis	$265,088	$1,375,032	$417,283		$(61,718)	$1,995,685

Assets at fair value on a nonrecurring basis:
Bank loans, net
Impaired loans	$—	$34,799	$55,528		$—	$90,327
Loans held for sale (8)	—	22,611	—		—	22,611
Total bank loans, net	—	57,410	55,528		—	112,938
OREO (9)	—	768	—		—	768
Total assets at fair value on a nonrecurring basis	$—	$58,178	$55,528		$—	$113,706

(continued on next page)

Index

September 30, 2014	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of September 30, 2014
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

(2)
For derivative transactions not cleared through an exchange, and where permitted, we have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists (see Note 19 for additional information regarding offsetting financial instruments). Deposits associated with derivative transactions cleared through an exchange are included in deposits with clearing organizations on our Consolidated Statements of Financial Condition.

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

(5)
Other investments include $144 million of financial instruments that are related to obligations to perform under certain deferred compensation plans (see Note 2 and Note 24 for further information regarding these plans).

(6)	Consists of derivatives arising from RJ Bank’s business operations, see Note 18 for additional information.

(7)
Primarily comprised of forward commitments to purchase GNMA or FNMA MBS arising from our fixed income public finance operations (see Note 21 for additional information regarding these commitments) and to a much lesser extent, other certain commitments.

(8)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(9)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Consolidated Statements of Financial Condition is net of the estimated selling costs.

The adjustment to fair value of the nonrecurring fair value measures for the year ended September 30, 2015 resulted in a $900 thousand additional provision for loan losses relating to impaired loans and $300 thousand in other losses relating to loans held for sale and OREO. The adjustment to fair value of the nonrecurring fair value measures for the year ended September 30, 2014 resulted in a $500 thousand additional provision for loan losses relating to impaired loans and $200 thousand in other losses relating to loans held for sale and OREO.

Index

Changes in Level 3 recurring fair value measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis is presented below:

Year ended September 30, 2015 Level 3 assets at fair value (in thousands)
	Financial assets										Financial liabilities
		Trading instruments			Available for sale securities		Private equity, other investments and other assets				Payables- trade and other
	Corporate Obligations	Non- agency CMOs & ABS	Equity securities	Other	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other assets	Other liabilities
Fair value September 30, 2014	$—	$11	$44	$2,309	$86,696	$114,039	$211,666		$1,731	$787	$(58)
Total gains (losses) for the year:
Included in earnings	(40)	1	5	(180)	11,042	25	43,091	(1)	57	4,188	—
Included in other comprehensive income	—	—	—	—	(6,112)	(3,065)	—		—	—	—
Purchases and contributions	33	—	20	34,478	—	—	7,831		—	—	—
Sales	(31)	—	—	(34,621)	(63,611)	—	(4,343)		—	—	—
Redemptions by issuer	—	—	—	—	—	(250)	—		(681)	—	—
Distributions	—	(3)	—	—	—	—	(49,157)		(542)	—	—
Transfers: (2)
Into Level 3	209	—	—	—	—	—	—		—	—	—
Out of Level 3	(15)	—	(69)	—	—	—	—		—	—	—
Fair value September 30, 2015	$156	$9	$—	$1,986	$28,015	$110,749	$209,088		$565	$4,975	$(58)

Change in unrealized gains (losses) for the year included in earnings (or changes in net assets) for assets held at the end of the year	$(40)	$1	$—	$11	$(910)	$(3,065)	$41,625		$57	$4,203	$—

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $31.6 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $11.5 million.

(2)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

Year ended September 30, 2014 Level 3 assets at fair value (in thousands)
	Financial assets											Financial liabilities
	Trading instruments			Available for sale securities			Private equity, other investments, other receivables and other assets					Payables-trade and other
	Non- agency CMOs & ABS	Equity securities	Other	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other receivables	Other assets	Other liabilities
Fair value September 30, 2013	$14	$35	$3,956	$78	$130,934	$110,784	$216,391		$4,607	$2,778	$15	$(60)
Total gains (losses) for the year:
Included in earnings	(1)	6	(371)	(27)	7,046	44	15,883	(1)	174	(2,778)	772	2
Included in other comprehensive income	—	—	—	22	(403)	3,536	—		—	—	—	—
Purchases and contributions	—	103	18,628	—	—	—	16,192		63	—	—	—
Sales	—	(98)	(19,904)	(38)	(23,355)	—	(7,076)		(2,698)	—	—	—
Redemptions by issuer	—	—	—	—	(27,526)	(325)	—		(64)	—	—	—
Distributions	(2)	—	—	(35)	—	—	(39,053)		(351)	—	—	—
Transfers: (2)
Into Level 3	—	—	—	—	—	—	11,924	(3)	—	—	—	—
Out of Level 3	—	(2)	—	—	—	—	(2,595)	(4)	—	—	—	—
Fair value September 30, 2014	$11	$44	$2,309	$—	$86,696	$114,039	$211,666		$1,731	$—	$787	$(58)

Change in unrealized gains (losses) for the year included in earnings (or changes in net assets) for assets held at the end of the year	$20	$6	$(7)	$—	$(403)	$3,536	$15,883		$267	$—	$772	$—

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

(2)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(3)	The transfers into Level 3 were comprised of transfers of balances previously included in other receivables on our Consolidated Statements of Financial Condition.

(4)	The transfers out of Level 3 were comprised of transfers of cash and cash equivalent balances previously included in private equity investments on our Consolidated Statements of Financial Condition.

Index

Year ended September 30, 2013 Level 3 assets at fair value (in thousands)
	Financial assets												Financial liabilities
	Trading instruments				Available for sale securities			Private equity, other investments, other receivables and other assets					Payables-trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Other	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other receivables	Other assets	Other liabilities
Fair value September 30, 2012	$553	$29	$6	$5,850	$249	$123,559	$110,193	$336,927		$4,092	$—	$—	$(98)
Total gains (losses) for the year:
Included in earnings	—	(4)	1	(140)	(396)	439	1,164	70,688	(1)	1,390	2,778	—	38
Included in other comprehensive income	—	—	—	—	281	13,212	7,504	—		—	—	—	—
Purchases and contributions	—	—	63	9,885	—	—	25	20,416		—	—	—	—
Sales	(553)	—	(37)	(9,234)	—	(4,971)	(90)	(165,878)	(2)	(691)	—	—	—
Redemptions by issuer	—	—	—	—	—	(1,305)	(8,012)	—		—	—	—	—
Distributions	—	(11)	—	(2,390)	(56)	—	—	(45,762)		(315)	—	—	—
Transfers: (3)											—
Into Level 3	—	—	2	—	—	—	—	—		131	—	15	—
Out of Level 3	—	—	—	(15)	—	—	—	—		—	—	—	—
Fair value September 30, 2013	$—	$14	$35	$3,956	$78	$130,934	$110,784	$216,391		$4,607	$2,778	$15	$(60)

Change in unrealized gains (losses) for the year included in earnings (or changes in net assets) for assets held at the end of the year	$—	$38	$(1)	$(140)	$(396)	$13,212	$7,504	$5,354		$1,511	$2,778	$—	$—

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

As of September 30, 2015, 7.9% of our assets and 3.2% of our liabilities are instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of September 30, 2015 represent 17% of our assets measured at fair value. In comparison as of September 30, 2014, 8.6% and 3% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of September 30, 2014 represented 21% of our assets measured at fair value. The balances of our level 3 assets have decreased compared to September 30, 2014, primarily as a result of the sale or redemption of a portion of our ARS portfolio. Accordingly, Level 3 instruments as a percentage of total financial instruments have decreased by 4% as compared to September 30, 2014.

Index

Gains and losses included in earnings are presented in net trading profit and other revenues in our Consolidated Statements of Income and Comprehensive Income as follows:

For the year ended September 30, 2015	Net trading profits	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(214)	$58,403
Change in unrealized (losses) gains for assets held at the end of the year	$(28)	$41,910

For the year ended September 30, 2014	Net trading profits	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(366)	$21,116
Change in unrealized gains for assets held at the end of the year	$19	$20,055

For the year ended September 30, 2013	Net trading profits	Other revenues
	(in thousands)
Total (losses) gains included in revenues	$(143)	$76,101
Change in unrealized (losses) gains for assets held at the end of the year	$(103)	$29,963

Index

Quantitative information about level 3 fair value measurements

The significant assumptions used in the valuation of level 3 financial instruments are as follows (the table that follows includes the significant majority of the financial instruments we hold that are classified as level 3 measures):

Level 3 financial instrument	Fair value at September 30, 2015 (in thousands)	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements:
Available for sale securities:
ARS:
Municipals	$10,547	Discounted cash flow
			Average discount rate(a)	5.51% - 7.33% (6.42%)
			Average interest rates applicable to future interest income on the securities(b)	1.33% - 3.15% (2.24%)
			Prepayment year(c)	2018 - 2025 (2022)
Municipals	$17,468	Discounted cash flow	Average discount rate(a)	3.39% - 4.39% (3.89%)
			Average interest rates applicable to future interest income on the securities(b)	1.25% - 1.25% (1.25%)
			Prepayment year(c)	2015 - 2020 (2020)
Preferred securities	$110,749	Discounted cash flow	Average discount rate(a)	3.51% - 5.27% (4.32%)
			Average interest rates applicable to future interest income on the securities(b)	1.7% - 2.96% (1.81%)
			Prepayment year(c)	2015 - 2020 (2020)
Private equity investments:	$53,653	Income or market approach:
		Scenario 1 - income approach - discounted cash flow	Discount rate(a)	13% - 21% (17.5%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2017 - 2019 (2018)
		Scenario 2 - market approach - market multiple method	EBITDA Multiple(d)	4.75 - 7.5 (6.1)
			Weighting assigned to outcome of scenario 1/scenario 2	72%/28%
	$155,435	Transaction price or other investment-specific events(e)	Not meaningful(e)	Not meaningful(e)
Nonrecurring measurements:
Impaired loans: residential	$23,567	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.2 yrs.)
Impaired loans: corporate	$14,263	Appraisal or discounted cash flow value(f)	Not meaningful(f)	Not meaningful(f)

(a)	Represents discount rates used when we have determined that market participants would take these discounts into account when pricing the investments.

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

(f)
The valuation techniques used for the impaired corporate loan portfolio as of September 30, 2015 were appraisals less selling costs for the collateral dependent loans and discounted cash flows for the remaining impaired loans that are not collateral dependent.

Index

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

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of September 30, 2015 and 2014, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated Statements of Financial Condition at fair value

Many, but not all, of the financial instruments we hold are recorded at fair value in the Consolidated Statements of Financial Condition.

The following represent financial instruments in which the ending balance at September 30, 2015 and 2014 is not carried at fair value, as computed in accordance with the GAAP definition of fair value (an exit price concept, refer to Note 2 for further discussion), on our Consolidated Statements of Financial Condition:

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

Index

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

Other borrowings: The fair value of the mortgage note payable associated with the financing of our Saint Petersburg, Florida corporate offices is based upon an estimate of the current market rates for similar loans. The carrying amount of the remaining components of our other borrowings approximate their fair value due to the relative short-term nature of such borrowings, some of which are day-to-day. In addition to the mortgage note payable, the portion of other borrowings which are not “day-to-day” are primarily comprised of RJ Bank’s borrowings from the FHLB which, by their nature, reflect terms that approximate current market rates for similar loans. Under the fair value hierarchy, our other borrowings are classified as Level 2.

Senior notes payable: The fair value of our senior notes payable is based upon recent trades of those or other similar debt securities in the market.

Off-balance sheet financial instruments: The fair value of unfunded commitments to extend credit is based on a methodology similar to that described above for bank loans and further adjusted for the probability of funding. The fair value of these unfunded lending commitments, in addition to the fair value of other off-balance sheet financial instruments, are classified as Level 3 under the fair value hierarchy. See Note 27 for further discussion of off-balance sheet financial instruments.

Index

The estimated fair values by level within the fair value hierarchy and the carrying amounts of certain of our financial instruments not carried at fair value are as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
	(in thousands)
September 30, 2015
Financial assets:
Bank loans, net(1)	$—	$105,199	$12,799,065	$12,904,264	$12,907,776

Financial liabilities:
Bank deposits	$—	$11,564,963	$358,981	$11,923,944	$11,919,881
Other borrowings(2)	$—	$38,455	$—	$38,455	$37,716
Senior notes payable	$368,760	$892,963	$—	$1,261,723	$1,149,222

September 30, 2014
Financial assets:
Bank loans, net(1)	$—	$23,678	$10,738,136	$10,761,814	$10,857,662

Financial liabilities:
Bank deposits	$—	$9,684,221	$344,234	$10,028,455	$10,028,924
Other borrowings(2)	$—	$42,309	$—	$42,309	$41,802
Senior notes payable	$366,100	$912,861	$—	$1,278,961	$1,149,034

(1)	Excludes all impaired loans and loans held for sale which have been recorded at fair value in the Consolidated Statements of Financial Condition at September 30, 2015 and 2014.

(2)	Excludes the components of other borrowings that are recorded at amounts that approximate their fair value in the Consolidated Statements of Financial Condition at September 30, 2015 and 2014.

Index

NOTE 6 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	September 30, 2015		September 30, 2014
	Trading instruments	Instruments sold but not yet purchased	Trading instruments	Instruments sold but not yet purchased
	(in thousands)
Municipal and provincial obligations	$206,063	$18,313	$203,889	$11,647
Corporate obligations	95,317	33,184	111,928	15,333
Government and agency obligations	115,947	205,658	101,362	187,424
Agency MBS and CMOs	117,570	5,007	127,419	738
Non-agency CMOs and ABS	46,940	—	58,375	—
Total debt securities	581,837	262,162	602,973	215,142

Derivative contracts (1)	42,086	20,239	28,205	12,372
Equity securities	28,344	3,098	34,142	10,886
Corporate loans	4,814	—	990	—
Other (2)	33,470	2,494	13,083	—
Total	$690,551	$287,993	$679,393	$238,400

(1)
Represents the derivative contracts held for trading purposes. These balances do not include all derivative instruments. See Note 18 for further information regarding all of our derivative transactions, and see Note 19 for additional information regarding offsetting financial instruments.

(2)
Of the trading instruments balance as of September 30, 2015, $30.8 million is comprised of brokered certificates of deposit issued by third party financial institutions. As of September 30, 2014, we held $10.2 million of such instruments.

See Note 5 for additional information regarding the fair value of trading instruments and trading instruments sold but not yet purchased.

NOTE 7 – AVAILABLE FOR SALE SECURITIES

Available for sale securities are comprised of MBS and CMOs owned by RJ Bank and ARS owned by one of our non-broker-dealer subsidiaries.

Certain available for sale securities owned by RJ Bank were sold during the year ended September 30, 2015. The sales resulted in proceeds of $12.2 million, and a loss of $600 thousand which is included in other revenues on our Consolidated Statements of Income and Comprehensive Income. During the year ended September 30, 2014, there were $26.6 million in proceeds, and a gain of $300 thousand, from sales of available for sale securities owned by RJ Bank. There were no sales of available for sale securities owned by RJ Bank during the year ended September 30, 2013.

Certain securities in the ARS portion of the available for sale securities portfolio have been redeemed by their issuer or sold in market transactions. Sale or redemption activities within the ARS portion of the portfolio resulted in aggregate proceeds of $63.9 million, and a gain of $11.1 million in the year ended September 30, 2015 which is included in other revenues on our Consolidated Statements of Income and Comprehensive Income. Nearly all of the ARS proceeds as well as the gain on sale arising during the year ended September 30, 2015, resulted from the sale of Jefferson County, Alabama Limited Obligation School Warrants ARS. During the year ended September 30, 2014, sales or redemption activities within the ARS portion of the available for sale securities portfolio resulted in proceeds of $51.2 million, and a gain of $7.1 million, which includes $26.5 million in proceeds, and a gain of $5.5 million, from the redemption of Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS. During the year ended September 30, 2013, sales or redemption activities within the ARS portfolio resulted in proceeds of $14.4 million, and a gain of $1.6 million.

Index

The amortized cost and fair values of available for sale securities are as follows:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
September 30, 2015
Available for sale securities:
Agency MBS and CMOs	$301,001	$1,538	$(344)	$302,195
Non-agency CMOs (1)	75,678	18	(4,327)	71,369
Other securities	1,575	—	(173)	1,402
Total RJ Bank available for sale securities	378,254	1,556	(4,844)	374,966

Auction rate securities:
Municipal obligations	28,966	576	(1,527)	28,015
Preferred securities	104,302	6,447	—	110,749
Total auction rate securities	133,268	7,023	(1,527)	138,764
Total available for sale securities	$511,522	$8,579	$(6,371)	$513,730

September 30, 2014
Available for sale securities:
Agency MBS and CMOs	$267,927	$822	$(1,029)	$267,720
Non-agency CMOs (2)	98,946	56	(7,084)	91,918
Other securities	1,575	341	—	1,916
Total RJ Bank available for sale securities	368,448	1,219	(8,113)	361,554

Auction rate securities:
Municipal obligations	81,535	6,240	(1,079)	86,696
Preferred securities	104,526	9,513	—	114,039
Total auction rate securities	186,061	15,753	(1,079)	200,735
Total available for sale securities	$554,509	$16,972	$(9,192)	$562,289

September 30, 2013
Available for sale securities:
Agency MBS and CMOs	$326,858	$707	$(1,536)	$326,029
Non-agency CMOs (3)	142,169	4	(13,152)	129,021
Other securities	1,575	501	—	2,076
Total RJ Bank available for sale securities	470,602	1,212	(14,688)	457,126

Auction rate securities:
Municipal obligations	125,371	6,831	(1,268)	130,934
Preferred securities	104,808	5,976	—	110,784
Total auction rate securities	230,179	12,807	(1,268)	241,718
Total available for sale securities	$700,781	$14,019	$(15,956)	$698,844

(1)	As of September 30, 2015, the non-credit portion of OTTI recorded in AOCI was $3.6 million (before taxes).

(2)	As of September 30, 2014, the non-credit portion of OTTI recorded in AOCI was $6.1 million (before taxes).

(3)	As of September 30, 2013, the non-credit portion of OTTI recorded in AOCI was $11.1 million (before taxes).

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

	September 30, 2015
	Within one year	After one but within five years	After five but within ten years	After ten years	Total
	($ in thousands)
Agency MBS & CMOs:
Amortized cost	$—	$14,107	$30,989	$255,905	$301,001
Carrying value	—	14,202	31,145	256,848	302,195
Weighted-average yield	—	1.28%	1.51%	1.23%	1.26%

Non-agency CMOs:
Amortized cost	$—	$—	$—	$75,678	$75,678
Carrying value	—	—	—	71,369	71,369
Weighted-average yield	—	—	—	2.44%	2.44%

Other securities:
Amortized cost	$—	$—	$—	$1,575	$1,575
Carrying value	—	—	—	1,402	1,402
Weighted-average yield	—	—	—	—	—

Sub-total agency MBS & CMOs, non-agency CMOs and other securities:
Amortized cost	$—	$14,107	$30,989	$333,158	$378,254
Carrying value	—	14,202	31,145	329,619	374,966
Weighted-average yield	—	1.28%	1.51%	1.49%	1.49%

Auction rate securities
Municipal obligations:
Amortized cost	$—	$—	$—	$28,966	$28,966
Carrying value	—	—	—	28,015	28,015
Weighted-average yield	—	—	—	0.13%	0.13%

Preferred securities:
Amortized cost	$—	$—	$—	$104,302	$104,302
Carrying value	—	—	—	110,749	110,749
Weighted-average yield	—	—	—	0.33%	0.33%

Sub-total auction rate securities:
Amortized cost	$—	$—	$—	$133,268	$133,268
Carrying value	—	—	—	138,764	138,764
Weighted-average yield	—	—	—	0.29%	0.29%

Total available for sale securities:
Amortized cost	$—	$14,107	$30,989	$466,426	$511,522
Carrying value	—	14,202	31,145	468,383	513,730
Weighted-average yield	—	1.28%	1.51%	1.13%	1.17%

Index

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2015
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$3,488	$(37)	$29,524	$(307)	$33,012	$(344)
Non-agency CMOs	—	—	65,854	(4,327)	65,854	(4,327)
Other securities	1,402	(173)	—	—	1,402	(173)
ARS municipal obligations	225	(3)	11,627	(1,524)	11,852	(1,527)
Total	$5,115	$(213)	$107,005	$(6,158)	$112,120	$(6,371)

	September 30, 2014
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$18,062	$(53)	$71,688	$(976)	$89,750	$(1,029)
Non-agency CMOs	5,506	(357)	69,970	(6,727)	75,476	(7,084)
ARS municipal obligations	—	—	12,072	(1,079)	12,072	(1,079)
Total	$23,568	$(410)	$153,730	$(8,782)	$177,298	$(9,192)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The FNMA, the Federal Home Loan Mortgage Corporation (“FHLMC”), as well the GNMA, guarantee the contractual cash flows of the agency MBS and CMOs. At September 30, 2015, of the six U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, two were in a continuous unrealized loss position for less than 12 months and four were for 12 months or more.  We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

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

The significant assumptions used in the cash flow analysis of non-agency CMOs are as follows:

	September 30, 2015
	Range	Weighted- average (1)
Default rate	0% - 5.4%	3.4%
Loss severity	0% - 71.3%	36.39%
Prepayment rate	5.9% - 32.1%	8.69%

(1)	Represents the expected activity for the next twelve months.

Index

At September 30, 2015, 14 of the 16 non-agency CMOs were in a continuous unrealized loss position. All of these securities were in that position for 12 months or more. Based on the expected cash flows derived from the model utilized in our analysis, we expect to recover all unrealized losses not already recorded in earnings on our non-agency CMOs. However, it is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in the cash flows expected to be collected on these securities and potential future OTTI losses. As residential mortgage loans are the underlying collateral of these securities, the unrealized losses at September 30, 2015 reflect the uncertainty in the markets for these instruments.

ARS

Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them. The par value of the ARS we hold as of September 30, 2015 is $155.9 million. Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired as we have the ability and intent to hold these securities to maturity. All of our ARS securities are evaluated for OTTI on a quarterly basis.

Within our ARS preferred securities, we analyze the credit ratings associated with each security as an indicator of potential credit impairment. As of September 30, 2015, and including subsequent ratings changes, all of the ARS preferred securities were rated investment grade by at least one rating agency and there is no potential impairment since the fair values of these securities exceed their cost basis.

Within our municipal ARS holdings as of September 30, 2015, there are three municipal ARS securities with a fair value less than their cost basis, indicating potential impairment. We analyzed the credit ratings associated with these securities as an indicator of potential credit impairment, and including subsequent ratings changes, determined that these securities maintained investment grade ratings by at least one rating agency. We have the ability and intent to hold these securities to maturity and expect to recover their entire cost basis and therefore concluded that none of the potential impairment within our municipal ARS portfolio is related to potential credit loss.

Other-than-temporarily impaired securities

Although there is no intent to sell either our ARS or our non-agency CMOs and it is not more likely than not that we will be required to sell these securities, as of September 30, 2015 we do not expect to recover the entire amortized cost basis of certain securities within our non-agency CMO portfolio.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available for sale securities are as follows:

	Year ended September 30,
	2015	2014	2013
	(in thousands)
Amount related to credit losses on securities we held at the beginning of the year	$18,703	$28,217	$27,581
Decreases to the amount related to credit loss for securities sold during the year	(6,856)	(9,541)	—
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	—	27	636
Amount related to credit losses on securities we held at the end of the year	$11,847	$18,703	$28,217

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

	September 30,
	2015	2014
	(in thousands)
Brokerage client receivables	$2,185,586	$2,127,078
Allowance for doubtful accounts	(290)	(274)
Brokerage client receivables, net	$2,185,296	$2,126,804

Payables to brokerage clients

Payables to brokerage clients include brokerage client funds on deposit awaiting reinvestment. The following table presents a summary of such payables:

	September 30,
	2015	2014
Brokerage client payables:	(in thousands)
Interest bearing	$4,148,952	$3,447,720	(1)
Non-interest bearing	522,121	508,384	(1)
Total brokerage client payables	$4,671,073	$3,956,104

(1)
Revised from the amount reported in the prior year, as $130.4 million of the September 30, 2014 reported balance associated with our Canadian operations has been reclassified from interest bearing, to non-interest bearing, in order to present both periods on a consistent basis.

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

Index

The following table presents the balances for both the held for sale and held for investment loan portfolios as well as the associated percentage of each portfolio segment in RJ Bank’s total loan portfolio:

	September 30,
	2015		2014		2013
	Balance	%	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	$119,519	1%	$45,988	—	$110,292	1%
Loans held for investment:
Domestic:
C&I loans	5,893,631	44%	5,378,592	49%	4,439,668	50%
CRE construction loans	126,402	1%	76,733	1%	38,964	—
CRE loans	1,679,332	13%	1,415,093	13%	1,075,986	12%
Tax-exempt loans	484,537	4%	122,218	1%	—	—
Residential mortgage loans	1,959,786	15%	1,749,513	16%	1,743,787	20%
SBL	1,479,562	11%	1,021,358	9%	554,210	6%
Foreign:
C&I loans	1,034,387	8%	1,043,755	9%	806,337	9%
CRE construction loans	35,954	—	17,462	—	21,876	—
CRE loans	374,822	3%	274,070	2%	207,060	2%
Residential mortgage loans	2,828	—	2,234	—	1,863	—
SBL	1,942	—	2,390	—	1,595	—
Total loans held for investment	13,073,183		11,103,418		8,891,346
Net unearned income and deferred expenses	(32,424)		(37,533)		(43,936)
Total loans held for investment, net(1)	13,040,759		11,065,885		8,847,410

Total loans held for sale and investment	13,160,278	100%	11,111,873	100%	8,957,702	100%
Allowance for loan losses	(172,257)		(147,574)		(136,501)
Bank loans, net	$12,988,021		$10,964,299		$8,821,201

	September 30,
	2012		2011
	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	$160,515	2%	$102,236	2%
Loans held for investment:
Domestic:
C&I loans	4,553,061	55%	3,987,122	59%
CRE construction loans	26,360	1%	29,087	—
CRE loans	828,414	10%	742,889	11%
Residential mortgage loans	1,690,465	21%	1,754,925	26%
SBL	350,770	4%	7,438	—
Foreign:
C&I loans	465,770	6%	113,817	2%
CRE construction loans	23,114	—	—	—
CRE loans	108,036	1%	—	—
Residential mortgage loans	1,521	—	1,561	—
SBL	1,725	—	—	—
Total loans held for investment	8,049,236		6,636,839
Net unearned income and deferred expenses	(70,698)		(45,417)
Total loans held for investment, net(1)	7,978,538		6,591,422

Total loans held for sale and investment	8,139,053	100%	6,693,658	100%
Allowance for loan losses	(147,541)		(145,744)
Bank loans, net	$7,991,512		$6,547,914

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

Index

At September 30, 2015, the FHLB had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 15 for more information regarding borrowings from the FHLB.

Loans held for sale

RJ Bank originated or purchased $1.2 billion, $1.0 billion and $1.3 billion of loans held for sale during the years ended September 30, 2015, 2014 and 2013, respectively.  Proceeds from the sale of held for sale loans amounted to $213 million, $189 million and $300 million for the years ended September 30, 2015, 2014 and 2013, respectively. Net gains resulting from such sales amounted to $1.7 million, $800 thousand and $3.6 million for the years ended September 30, 2015, 2014 and 2013, respectively.  Unrealized losses recorded in the Consolidated Statements of Income and Comprehensive Income to reflect the loans held for sale at the lower of cost or market value were $400 thousand, $400 thousand and $2.9 million for the years ended September 30, 2015, 2014 and 2013, respectively.

Purchases and sales of loans held for investment

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	C&I	CRE	Residential mortgage		Total
	(in thousands)
Year ended September 30, 2015
Purchases	$792,921	$—	$220,311	(2)	$1,013,232
Sales(1)	$108,983	$—	$—		$108,983

Year ended September 30, 2014
Purchases	$536,167	$5,000	$29,667		$570,834
Sales(1)	$219,914	$—	$—		$219,914

Year ended September 30, 2013
Purchases	$358,309	$5,048	$26,618		$389,975
Sales(1)	$176,186	$—	$—		$176,186

(1)
Represents the recorded investment of loans held for investment that were transferred to loans held for sale during the respective period and subsequently sold to a third party during the same period. Corporate loan sales generally occur as part of a loan workout situation.

(2)	Includes the purchase from another financial institution of residential mortgage loans totaling $207.3 million in principal loan balance.

Index

Aging analysis of loans held for investment

The following table presents an analysis of the payment status of loans held for investment by portfolio segment:

	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual (1)	Current and accruing	Total loans held for investment (2)
	(in thousands)
As of September 30, 2015:
C&I loans	$163	$—	$163	$—	$6,927,855	$6,928,018
CRE construction loans	—	—	—	—	162,356	162,356
CRE loans	—	—	—	4,796	2,049,358	2,054,154
Tax-exempt loans	—	—	—	—	484,537	484,537
Residential mortgage loans:
First mortgage loans	2,906	—	2,906	47,504	1,891,384	1,941,794
Home equity loans/lines	30	—	30	319	20,471	20,820
SBL	—	—	—	—	1,481,504	1,481,504
Total loans held for investment, net	$3,099	$—	$3,099	$52,619	$13,017,465	$13,073,183

As of September 30, 2014:
C&I loans	$124	$—	$124	$—	$6,422,223	$6,422,347
CRE construction loans	—	—	—	—	94,195	94,195
CRE loans	—	—	—	18,876	1,670,287	1,689,163
Tax-exempt loans	—	—	—	—	122,218	122,218
Residential mortgage loans:
First mortgage loans	1,648	—	1,648	61,391	1,668,724	1,731,763
Home equity loans/lines	57	—	57	398	19,529	19,984
SBL	—	—	—	—	1,023,748	1,023,748
Total loans held for investment, net	$1,829	$—	$1,829	$80,665	$11,020,924	$11,103,418

(1)	Includes $22.4 million and $41.4 million of nonaccrual loans at September 30, 2015 and 2014, respectively, which are performing pursuant to their contractual terms.

(2)	Excludes any net unearned income and deferred expenses.

Nonperforming loans represent those loans on nonaccrual status, troubled debt restructurings, and accruing loans which are 90 days or more past due and in the process of collection. The gross interest income related to these nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $1.3 million, $3.7 million and $3.2 million for the years ended September 30, 2015, 2014 and 2013, respectively.  The interest income recognized on nonperforming loans was $1 million, $1.3 million and $1.5 million for the years ended September 30, 2015, 2014 and 2013, respectively.

Index

Impaired loans and troubled debt restructurings

The following table provides a summary of RJ Bank’s impaired loans:

	September 30,
	2015			2014
	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
	(in thousands)
Impaired loans with allowance for loan losses:(1)
C&I loans	$10,599	$11,204	$1,132	$11,959	$12,563	$1,289
Residential - first mortgage loans	35,442	48,828	4,014	43,806	61,372	5,012
Total	46,041	60,032	5,146	55,765	73,935	6,301

Impaired loans without allowance for loan losses:(2)
CRE loans	4,796	11,611	—	18,876	39,717	—
Residential - first mortgage loans	20,221	29,598	—	21,987	32,949	—
Total	25,017	41,209	—	40,863	72,666	—
Total impaired loans	$71,058	$101,241	$5,146	$96,628	$146,601	$6,301

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The preceding table includes $4.8 million CRE, $10.6 million C&I, and $32.8 million residential first mortgage TDRs at September 30, 2015 and $18.9 million CRE and $36.6 million residential first mortgage TDRs at September 30, 2014.

The average balance of the total impaired loans and the related interest income recognized in the Consolidated Statements of Income and Comprehensive Income are as follows:

	Year ended September 30,
	2015	2014	2013
	(in thousands)
Average impaired loan balance:
C&I loans	$11,311	$6,183	$15,398
CRE loans	14,694	23,416	13,352
Residential mortgage loans:
First mortgage loans	59,049	70,370	77,511
Home equity loans/lines	—	21	93
Total	$85,054	$99,990	$106,354

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$1,426	$1,592	$1,644
Total	$1,426	$1,592	$1,644

During the years ended September 30, 2015, 2014, and 2013, RJ Bank granted concessions to borrowers having financial difficulties, for which the resulting modification was deemed a TDR.  The concessions granted for the respective first mortgage residential loans were interest rate reductions, amortization and maturity date extensions, capitalization of past due payments, or release of liability ordered under Chapter 7 bankruptcy not reaffirmed by the borrower.  The concessions granted for the corporate loans were amortization and maturity date extensions.

Index

The table below presents the TDRs that occurred during the respective periods presented:

	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	($ in thousands)
Year ended September 30, 2015
Residential – first mortgage loans	6	$1,117	$1,196

Year ended September 30, 2014
C&I loans	1	$19,200	$15,035
CRE loans	2	22,291	22,291
Residential – first mortgage loans	14	3,599	3,892
Total	17	$45,090	$41,218

Year ended September 30, 2013
Residential – first mortgage loans	56	$13,270	$13,551

There were no TDRs for which there was a payment default and for which the respective loan was modified as a TDR during the year ended September 30, 2015. During the years ended September 30, 2014, and 2013, there were three, and two residential first mortgage TDRs, respectively, with recorded investments of $900 thousand and $300 thousand, respectively, for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default.

As of September 30, 2015 and 2014 , RJ Bank had one outstanding commitment on a C&I TDR in the amount $600 thousand.

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

Index

The credit quality of RJ Bank’s held for investment loan portfolio is as follows:

	Pass	Special mention(1)	Substandard(1)	Doubtful(1)	Total
	(in thousands)
September 30, 2015
C&I	$6,739,179	$97,623	$91,216	$—	$6,928,018
CRE construction	162,356	—	—	—	162,356
CRE	2,034,692	39	19,423	—	2,054,154
Tax-exempt	484,537	—	—	—	484,537
Residential mortgage					—
First mortgage	1,868,044	14,890	58,860	—	1,941,794
Home equity	20,372	128	320	—	20,820
SBL	1,481,504	—	—	—	1,481,504
Total	$12,790,684	$112,680	$169,819	$—	$13,073,183

September 30, 2014
C&I	$6,321,662	$83,101	$17,584	$—	$6,422,347
CRE construction	94,195	—	—	—	94,195
CRE	1,669,897	191	18,167	908	1,689,163
Tax-exempt	122,218	—	—	—	122,218
Residential mortgage					—
First mortgage	1,647,325	15,346	69,092	—	1,731,763
Home equity	19,572	—	412	—	19,984
SBL	1,023,748	—	—	—	1,023,748
Total	$10,898,617	$98,638	$105,255	$908	$11,103,418

(1)	Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

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

The table below presents the most recently available update of the performing residential first mortgage loan portfolio summarized by current LTV. The amounts in the table represent the entire loan balance:

Balance(1)
(in thousands)
LTV range:
LTV less than 50%	$606,093
LTV greater than 50% but less than 80%	984,470
LTV greater than 80% but less than 100%	110,388
LTV greater than 100%, but less than 120%	17,595
LTV greater than 120%	2,282
Total	$1,720,828

(1)	Excludes loans that have full repurchase recourse for any delinquent loans.

Index

Allowance for loan losses

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

	Loans held for investment
	C&I	CRE construction	CRE	Tax-exempt	Residential mortgage	SBL	Total
	(in thousands)
Year ended September 30, 2015
Balance at beginning of year:	$103,179	$1,594	$25,022	$1,380	$14,350	$2,049	$147,574
Provision (benefit) for loan losses	16,091	1,176	2,205	4,569	(1,363)	892	23,570
Net (charge-offs)/recoveries:
Charge-offs	(1,191)	—	—	—	(1,667)	—	(2,858)
Recoveries	611	—	3,773	—	1,206	25	5,615
Net (charge-offs)/recoveries	(580)	—	3,773	—	(461)	25	2,757
Foreign currency translation adjustment	(1,067)	(63)	(514)	—	—	—	(1,644)
Balance at September 30, 2015	$117,623	$2,707	$30,486	$5,949	$12,526	$2,966	$172,257

Year ended September 30, 2014
Balance at beginning of year:	$95,994	$1,000	$19,266	$—	$19,126	$1,115	$136,501
Provision (benefit) for loan losses	9,560	625	5,860	1,380	(4,759)	899	13,565
Net (charge-offs)/recoveries:
Charge-offs	(1,845)	—	(16)	—	(2,015)	—	(3,876)
Recoveries	16	—	80	—	1,998	35	2,129
Net (charge-offs)/recoveries	(1,829)	—	64	—	(17)	35	(1,747)
Foreign currency translation adjustment	(546)	(31)	(168)	—	—	—	(745)
Balance at September 30, 2014	$103,179	$1,594	$25,022	$1,380	$14,350	$2,049	$147,574

Year ended September 30, 2013
Balance at beginning of year:	$92,409	$739	$27,546	$—	$26,138	$709	$147,541
Provision (benefit) for loan losses	4,505	273	(301)	—	(2,540)	628	2,565
Net (charge-offs)/recoveries:
Charge-offs	(813)	—	(9,599)	—	(6,771)	(254)	(17,437)
Recoveries	117	—	1,680	—	2,299	32	4,128
Net charge-offs	(696)	—	(7,919)	—	(4,472)	(222)	(13,309)
Foreign currency translation adjustment	(224)	(12)	(60)	—	—	—	(296)
Balance at September 30, 2013	$95,994	$1,000	$19,266	$—	$19,126	$1,115	$136,501

Index

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

	Loans held for investment
	Allowance for loan losses			Recorded investment(1)
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(in thousands)
September 30, 2015
C&I	$1,132	$116,491	$117,623	$10,599	$6,917,419	$6,928,018
CRE construction	—	2,707	2,707	—	162,356	162,356
CRE	—	30,486	30,486	4,796	2,049,358	2,054,154
Tax-exempt	—	5,949	5,949	—	484,537	484,537
Residential mortgage	4,046	8,480	12,526	62,706	1,899,908	1,962,614
SBL	—	2,966	2,966	—	1,481,504	1,481,504
Total	$5,178	$167,079	$172,257	$78,101	$12,995,082	$13,073,183

September 30, 2014
C&I	$1,289	101,890	$103,179	$11,959	$6,410,388	$6,422,347
CRE construction	—	1,594	1,594	—	94,195	94,195
CRE	—	25,022	25,022	18,876	1,670,287	1,689,163
Tax-exempt	—	1,380	1,380	—	122,218	122,218
Residential mortgage	5,012	9,338	14,350	65,793	1,685,954	1,751,747
SBL	—	2,049	2,049	—	1,023,748	1,023,748
Total	$6,301	$141,273	$147,574	$96,628	$11,006,790	$11,103,418

(1)	Excludes any net unearned income and deferred expenses.

The reserve for unfunded lending commitments, included in trade and other payables on our Consolidated Statements of Financial Condition, was $9.7 million and $10 million at September 30, 2015 and 2014, respectively.

Index

NOTE 10 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets include the following:

	September 30,
	2015	2014
	(in thousands)

Investments in company-owned life insurance (1)	$320,523	$287,144
Indemnification asset (2)	143,144	154,681
Prepaid expenses	87,180	83,509
Investment in FHLB stock	35,582	32,636
Direct investment in LIHTC project partnerships by RJ Bank (3)	33,267	16,031
Low-income housing tax credit fund financing asset (4)	24,452	28,421
Investment in FRB stock	24,450	22,950
OREO (5)	4,631	5,380
Other assets	32,162	24,504
Prepaid expenses and other assets	$705,391	$655,256

(1)	As of September 30, 2015, we own life insurance policies with a cumulative face value of $794.7 million.

(2)
The indemnification asset pertains to legal matters for which Regions has indemnified RJF in connection with our acquisition of Morgan Keegan. The liabilities related to such matters are included in trade and other payables on our Consolidated Statements of Financial Condition. See Note 21 for additional information.

(3)	See the discussion of the accounting policies regarding these investments in the “direct investments in LIHTC project partnerships” section of Note 2.

(4)
In a prior year, we sold an investment in a low-income housing tax credit fund and we guaranteed the return on investment to the purchaser. As a result of this guarantee obligation, we are the primary beneficiary of the fund (see Note 11 for further information regarding the consolidation of this fund) and we have accounted for this transaction as a financing. As a financing transaction, we continue to account for the asset transferred to the purchaser, and maintain a related liability corresponding to our obligations under the guarantee. As the benefits are delivered to the purchaser of the investment, this financing asset and the related liability decrease. A related financing liability in the amount of $24.5 million and $28.4 million is included in trade and other payables on our Consolidated Statements of Financial Condition as of September 30, 2015 and 2014, respectively. See Note 21 for further discussion of our obligations under the guarantee.

(5)	See the discussion of the accounting policies regarding OREO in the “nonperforming assets” section of Note 2.

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

	Aggregate assets (1)	Aggregate liabilities (1)
	(in thousands)
September 30, 2015
LIHTC Funds	$143,111	$41,125
Guaranteed LIHTC Fund (2)	71,231	2,263
Restricted Stock Trust Fund	6,405	6,405
EIF Funds	4,627	—
Total	$225,374	$49,793

September 30, 2014
LIHTC Funds	$179,050	$60,180
Guaranteed LIHTC Fund (2)	74,798	—
Restricted Stock Trust Fund	6,608	6,608
EIF Funds	6,041	—
Total	$266,497	$66,788

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

	September 30,
	2015	2014
	(in thousands)
Assets:
Assets segregated pursuant to regulations and other segregated assets	$8,525	$10,887
Receivables, other	5,542	5,812
Investments in real estate partnerships held by consolidated variable interest entities	199,678	235,858
Trust fund investment in RJF common stock (1)	6,404	6,607
Prepaid expenses and other assets	4,297	5,728
Total assets	$224,446	$264,892

Liabilities and equity:
Trade and other payables	$12,424	$10,157
Intercompany payables	6,400	6,608
Loans payable of consolidated variable interest entities (2)	25,960	43,877
Total liabilities	44,784	60,642
RJF equity	6,121	6,165
Noncontrolling interests	173,541	198,085
Total equity	179,662	204,250
Total liabilities and equity	$224,446	$264,892

(1)	Included in treasury stock in our Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans (see Note 16 for additional information).

Index

The following table presents information about the net (loss) income of the VIEs which we consolidate, and is included within our Consolidated Statements of Income and Comprehensive Income. The noncontrolling interests presented in this table represents the portion of the net loss from these VIEs which is not ours.

	Year ended September 30,
	2015	2014	2013
	(in thousands)
Revenues:
Interest	$2	$1	$4
Other	(817)	1,334	3,538
Total revenues	(815)	1,335	3,542
Interest expense	(1,879)	(2,900)	(3,959)
Net expense	(2,694)	(1,565)	(417)

Non-interest expenses (1)	38,179	40,819	27,292
Net loss including noncontrolling interests	(40,873)	(42,384)	(27,709)
Net loss attributable to noncontrolling interests	(40,829)	(42,374)	(27,779)
Net (loss) income attributable to RJF	$(44)	$(10)	$70

(1) Primarily comprised of items reported in other expense on our Consolidated Statements of Income and Comprehensive Income.

Low-income housing tax credit funds

As of September 30, 2015, RJTCF is the managing member or general partner in 101 separate low-income housing tax credit funds having one or more investor members or limited partners, 90 of which are determined to be VIEs and 11 of which are determined not to be VIEs.  RJTCF has concluded that it is the primary beneficiary of seven non-guaranteed LIHTC Fund VIEs and accordingly, consolidates these funds.  In addition, RJTCF consolidates the one Guaranteed LIHTC Fund VIE it sponsors. See Note 21 for further discussion of the guarantee obligation as well as other RJTCF commitments. RJTCF also consolidates five of the funds it determined not to be VIEs.

VIEs where we hold a variable interest but are not the primary beneficiary

Low-income housing tax credit funds

RJTCF does not consolidate the LIHTC Fund VIEs that it determines it is not the primary beneficiary of. Our risk of loss is limited to our investments in, advances to, and receivables due from these funds.

New market tax credit funds

As of September 30, 2015, one of our affiliates is the managing member of six NMTC Funds, and, as discussed in Note 2, this affiliate is not deemed to be the primary beneficiary of these NMTC Funds. These NMTC Funds are therefore not consolidated. Our risk of loss is limited to our receivables due from these funds.

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

	September 30,
	2015			2014
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
LIHTC Funds	$3,317,594	$951,465	$42,244	$2,988,224	$899,586	$48,915
NMTC Funds	65,388	40	12	83,474	2	13
Other Real Estate Limited Partnerships and LLCs	29,523	37,062	163	30,202	36,262	183
Total	$3,412,505	$988,567	$42,419	$3,101,900	$935,850	$49,111

VIEs where we hold a variable interest but we are not required to consolidate

Managed Funds

As described in Note 2, we have subsidiaries which serve as the general partner of the Managed Funds, which we have concluded we are not required to consolidate.

The aggregate assets, liabilities, and our exposure to loss from Managed Funds are provided in the table below:

	September 30,
	2015			2014
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
Managed Funds	$83,132	$22	$53	$103,618	$11	$94

NOTE 12 - PROPERTY AND EQUIPMENT

	September 30,
	2015	2014
	(in thousands)
Land	$20,104	$20,104
Buildings, leasehold and land improvements	241,457	234,104
Furniture, fixtures, and equipment	179,952	176,564
Software	189,227	151,590
Construction in process	5,973	3,295
	636,713	585,657
Less: Accumulated depreciation and amortization	(380,838)	(340,256)
Total property and equipment, net	$255,875	$245,401

NOTE 13 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The following are our goodwill and net identifiable intangible asset balances as of the dates indicated:

	September 30,
	2015	2014
	(in thousands)
Goodwill	$307,635	$295,486
Identifiable intangible assets, net	69,327	58,775
Total goodwill and identifiable intangible assets, net	$376,962	$354,261

Index

Goodwill

Our goodwill as of September 30, 2015 results from our fiscal year 1999 acquisition of Roney & Co. (now part of RJ&A), our fiscal year 2001 acquisition of Goepel McDermid, Inc. (now RJ Ltd.), our April 1, 2011 acquisition of Howe Barnes Hoefer & Arnett, our April 2, 2012 acquisition of Morgan Keegan, and our July 31, 2015 acquisition of TPC (see Note 3 for additional information regarding this acquisition). The goodwill that arose from our April 4, 2011 acquisition of a controlling interest in Raymond James European Securities, S.A.S (“RJES”) was determined to be completely impaired in fiscal year 2013.

The following summarizes our goodwill by segment, along with the balance and activity for the years indicated:

	Segment
	Private client group		Capital markets		Total
	(in thousands)
Goodwill at September 30, 2012	$173,317		$126,794		$300,111
Additions(1)	1,267		1,041		2,308
Impairment losses	—		(6,933)	(2)	(6,933)
Goodwill at September 30, 2013	$174,584		$120,902		$295,486
Additions	—		—		—
Impairment losses	—		—		—
Goodwill at September 30, 2014	$174,584		$120,902		$295,486
Additions	12,149	(3)	—		12,149
Impairment losses	—		—		—
Goodwill at September 30, 2015	$186,733		$120,902		$307,635

(1)
The goodwill additions in the fiscal year ended September 30, 2013 arose from an adjustment due to a change in a tax election pertaining to whether assets acquired and liabilities assumed are written-up to fair value for tax purposes. This election is made on an entity-by-entity basis, and during the year indicated, our assumption regarding whether we would make such election changed for one of the Morgan Keegan entities we acquired in the prior fiscal year. The offsetting balance associated with this adjustment to goodwill was the net deferred tax asset.

(2)
The impairment expense in the fiscal year ended September 30, 2013 is associated with the RJES reporting unit. We concluded the goodwill associated with this reporting unit to be completely impaired during fiscal year 2013. Since we did not own 100% of RJES as of the goodwill impairment testing date, for the year ended September 30, 2013 the effect of this impairment expense on the pre-tax income attributable to Raymond James Financial, Inc. is approximately $4.6 million and the portion of the impairment expense attributable to the noncontrolling interests is approximately $2.3 million. RJES is an entity that provides research coverage on European corporations as well as having sales and trading operations. The decline in value of RJES as of December 31, 2012 was primarily due to the economic slowdown experienced in Europe at that time which was having a negative impact on the financial services entities operating therein, as well as certain management decisions that were made during the quarter ended March 31, 2013 which impacted RJES’ operating plans on a going forward basis. In April 2013, we purchased all of the outstanding equity in RJES that was held by others, thus we now have sole control over RJES. There was no goodwill impairment in any other reporting unit in fiscal year 2013.

(3)	The addition in fiscal year 2015 is directly attributable to the acquisition of TPC (see Notes 1 and 3 for additional information).
As described in Note 2, goodwill is subject to an evaluation of potential impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.

We performed our annual goodwill impairment testing during the quarter ended March 31, 2015, evaluating the balances as of December 31, 2014. We performed a qualitative assessment for each reporting unit that includes an allocation of goodwill to determine whether it is more likely than not that the carrying value of such reporting unit, including the recorded goodwill, is in excess of the fair value of the reporting unit. In any instance in which we are unable to qualitatively conclude that it is more likely than not that the fair value of the reporting unit exceeds the reporting unit carrying value including goodwill, a quantitative analysis of the fair value of the reporting unit would be performed. Based upon the outcome of our qualitative assessment, we determined that no quantitative analysis of the fair value of any reporting unit as of December 31, 2014 was required, and we concluded that none of the goodwill allocated to any of our reporting units as of December 31, 2014 was impaired. No events have occurred since December 31, 2014 that would cause us to update our latest annual impairment testing.

In fiscal year 2014, we performed our annual goodwill impairment testing during the quarter ended March 31, 2014, evaluating the balances as of December 31, 2013. Similar to fiscal year 2015, we performed a qualitative assessment for each reporting unit that includes an allocation of goodwill. Based upon the outcome of our qualitative assessment, we determined that no quantitative analysis of the fair value of any reporting unit as of December 31, 2013 was required, and we concluded that none of the goodwill allocated to any of our reporting units as of December 31, 2013 was impaired.

Index

Identifiable intangible assets, net

The following table sets forth our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the years indicated:

	Segment
	Private client group		Capital markets	Asset management		RJ Bank		Total
	(in thousands)
Net identifiable intangible assets as of September 30, 2012	$9,829		$51,306	$—		$—		$61,135
Additions	—		—	13,329	(1)	1,085	(2)	14,414
Amortization expense	(638)		(7,832)	(1,000)		(101)		(9,571)
Impairment losses	—		—	—		—		—
Net identifiable intangible assets as of September 30, 2013	$9,191		$43,474	$12,329		$984		$65,978
Additions	—		—	—		408	(2)	408
Amortization expense	(580)		(5,499)	(1,333)		(199)		(7,611)
Impairment losses	—		—	—		—		—
Net identifiable intangible assets as of September 30, 2014	$8,611		$37,975	$10,996		$1,193		$58,775
Additions	10,290	(3)	—	7,974	(4)	574	(2)	18,838
Amortization expense	(719)		(5,443)	(1,833)		(291)		(8,286)
Impairment losses	—		—	—		—		—
Net identifiable intangible assets as of September 30, 2015	$18,182		$32,532	$17,137		$1,476		$69,327

(1)
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

(2)	The additions are the result of mortgage servicing rights held by RJ Bank. The estimated useful life associated with these additions is approximately 10 years.

(3)
The additions are directly attributable to the acquisition of identifiable intangible assets, which include customer relationships, a trade name, developed technology, and non-compete agreements, arising from our July 31, 2015 acquisition of TPC (see Note 3 for additional information). The weighted-average useful life associated with the additions is 12.9 years.

(4)
The additions are directly attributable to the acquisition of identifiable intangible assets, which include customer relationships, a trade name, intellectual property, and a non-compete agreement, arising from our April 30, 2015 acquisition of Cougar (see Note 3 for additional information). The weighted-average useful life associated with the additions is 9.5 years.

Identifiable intangible assets by type are presented below:

	September 30,
	2015		2014
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
	(in thousands)
Customer relationships	$75,217	$(17,759)	$65,957	$(13,875)
Trade name	4,278	(111)	2,000	(2,000)
Developed technology	12,630	(7,754)	11,000	(5,500)
Intellectual property	561	(23)	—	—
Non-compete agreements	1,018	(206)	1,000	(1,000)
Mortgage servicing rights	2,067	(591)	1,493	(300)
Total	$95,771	$(26,444)	$81,450	$(22,675)

Index

Projected amortization expense by fiscal year associated with the identifiable intangible assets as of September 30, 2015 is as follows:

Fiscal year ended September 30,	(in thousands)
2016	$9,332
2017	7,952
2018	6,837
2019	6,822
2020	6,736
Thereafter	31,648
$69,327

NOTE 14 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit of RJ Bank. The following table presents a summary of bank deposits including the weighted-average rate:

	September 30,
	2015		2014
	Balance	Weighted-average rate (1)	Balance	Weighted-average rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$4,752	0.01%	$5,792	0.01%
Demand deposits (non-interest-bearing)	9,295	—	8,386	—
Savings and money market accounts	11,550,917	0.02%	9,670,043	0.02%
Certificates of deposit	354,917	1.64%	344,703	1.81%
Total bank deposits(2)	$11,919,881	0.07%	$10,028,924	0.09%

(1)	Weighted-average rate calculation is based on the actual deposit balances at September 30, 2015 and 2014, respectively.

(2)
Bank deposits exclude affiliate deposits of approximately $458 million and $509 million at September 30, 2015 and 2014, respectively. These affiliate deposits include $451 million and $500 million at September 30, 2015 and 2014, respectively, which are held in a deposit account at RJ Bank on behalf of RJF (see Note 30 for additional information).

RJ Bank’s savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”) administered by RJ&A. The aggregate amount of time deposit account balances that exceed the FDIC insurance limit at September 30, 2015 is $24.4 million.

Scheduled maturities of certificates of deposit are as follows:

	September 30,
	2015		2014
	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
	(in thousands)
Three months or less	$6,206	$7,610	$11,761	$9,482
Over three through six months	11,731	7,304	9,067	10,317
Over six through twelve months	18,341	14,807	15,809	21,002
Over one through two years	43,133	33,163	33,366	27,722
Over two through three years	33,556	10,825	45,842	33,529
Over three through four years	51,140	23,616	35,362	11,301
Over four through five years	63,351	30,134	55,556	24,587
Total	$227,458	$127,459	$206,763	$137,940

Index

Interest expense on deposits is summarized as follows:

	Year ended September 30,
	2015	2014	2013
	(in thousands)
Certificates of deposit	$5,839	$6,126	$6,239
Money market, savings and NOW accounts	2,543	1,833	2,793
Total interest expense on deposits	$8,382	$7,959	$9,032

NOTE 15 – OTHER BORROWINGS

The following table details the components of other borrowings:

	September 30,
	2015		2014
	(in thousands)
Other borrowings:
FHLB advances	$550,000	(1)	$500,000	(2)
Borrowings on secured lines of credit (3)	115,000	(4)	154,700	(5)
Mortgage notes payable (6)	37,716		41,802
Borrowings on ClariVest revolving credit facility (7)	349		216
Borrowings on unsecured lines of credit (8)	—		—
Total other borrowings	$703,065		$696,718

(1)
Borrowings from the FHLB as of September 30, 2015 are comprised of two floating-rate advances, one in the amount of $250 million and the other in the amount of $300 million. Both FHLB advances mature in March 2017 and have an interest rate which resets quarterly. We use interest rate swaps to manage the risk of increases in interest rates associated with floating-rate advances by converting a portion of the variable interest rate to a fixed interest rate. Refer to Note 18 for information regarding these interest rate swaps which are accounted for as hedging instruments. Both of the FHLB advances are secured by a blanket lien granted to the FHLB on RJ Bank’s residential mortgage loan portfolio. The weighted average interest rate on these advances is 0.36%.

(2)
Borrowings from the FHLB at September 30, 2014 were comprised of two $250 million floating-rate advances. The weighted average interest rate on these advances was 0.20%. These advances were secured by a blanket lien granted to the FHLB on RJ Bank’s residential loan portfolio and were scheduled to mature in September 2017. The interest rate reset on a monthly basis for one of the advances, and a quarterly basis for the other. RJ Bank had the option to prepay each advance without penalty on each interest reset date. Both of these advances were prepaid during fiscal year 2015.

(3)
Other than any borrowing outstanding on either the RJF Credit Facility (as hereinafter defined), or as of September 30, 2014, the ARS Credit Facility (as hereinafter defined), any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.

(4)
On August 6, 2015, RJF entered into a revolving credit facility agreement in which the lenders are a number of financial institutions (the “RJF Credit Facility”). This committed unsecured borrowing facility provides for maximum borrowings of up to $300 million, at variable rates, with a facility maturity date of August 6, 2020. There are no borrowings outstanding on the RJF Credit Facility as of September 30, 2015. The interest rate associated with the RJF Credit Facility is a variable rate that, among other factors, varies depending upon RJF’s credit rating. Based upon RJF’s credit rating as of September 30, 2015, the variable borrowing rate is 1.75% per annum over LIBOR. There is a variable rate commitment fee associated with the RJF Credit Facility, such fee varying depending upon RJF’s credit rating. Based upon RJF’s credit rating as of September 30, 2015, the variable rate commitment fee which applies to any difference between the daily borrowed amount and the committed amount, is 0.25% per annum.

(5)
As of September 30, 2014, a subsidiary of RJF was a party to a Revolving Credit Agreement (the “ARS Credit Facility”) with Regions Bank. The ARS Credit Facility provided for a revolving line of credit and was subject to a guarantee in favor of Regions Bank provided by RJF. The obligations under the ARS Credit Facility were secured by, subject to certain exceptions, all of the ARS owned by the borrower. The interest rate associated with the ARS Credit Facility was a variable rate which was 2.75% over LIBOR. On April 2, 2015, the ARS Credit Facility expired, was not renewed, and a $5 million outstanding balance as of the expiration date was paid to Regions Bank.

See the following page for the continuation of the explanations to the footnotes in the above table.

Index

Continuation of the footnote explanations pertaining to the table on the previous page.

(6)
Mortgage notes payable pertain to mortgage loans on our corporate headquarters offices located in St. Petersburg, Florida. These mortgage loans are secured by land, buildings, and improvements with a net book value of $47.6 million at September 30, 2015.  These mortgage loans bear interest at 5.7% with repayment terms of monthly interest and principal debt service and have a January 2023 maturity.

(7)
ClariVest, is a party to a revolving line of credit provided by a third party lender (the “ClariVest Facility”). The maximum amount available to borrow under the ClariVest Facility is $500 thousand, bearing interest at a variable rate which is 1% over the lenders prime rate. The ClariVest Facility expires on September 10, 2018.

(8)	Any borrowings on unsecured lines of credit are day-to-day and are generally utilized for cash management purposes.

The interest rates for all of our U.S. and Canadian secured and unsecured financing facilities are variable and are based on the Fed Funds rate, LIBOR, a lenders prime rate, or the Canadian prime rate, as applicable. For the fiscal year ended September 30, 2015, interest rates on the U.S. facilities that were utilized during the year, other than the ClariVest Facility, the ARS Credit Facility, and the RJF Credit Facility which are each previously described, ranged from 0.19% to 2.25% (on a 360 days per year basis). The interest rate on the ClariVest Facility during the fiscal year ended September 30, 2015 was 4.25% (on a 360 days per year basis). The interest rate on the Canadian facility which was utilized from time-to-time throughout fiscal year 2015 ranged from 1.95% to 2.25% (on a 360 days per year basis).

Our other borrowings as of September 30, 2015, mature as follows based on their contractual terms:

Fiscal year ended September 30,	(in thousands)
2016	$119,325
2017	554,578
2018	5,195
2019	5,130
2020	5,430
Thereafter	13,407
Total	$703,065

There were other collateralized financings outstanding in the amount of $333 million and $244 million as of September 30, 2015 and 2014, respectively. These other collateralized financings are included in securities sold under agreements to repurchase on the Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities. See Note 19 for additional information regarding offsetting asset and liability balances as well as additional information regarding the collateral.

NOTE 16 - LOANS PAYABLE OF CONSOLIDATED VARIABLE INTEREST ENTITIES

Certain of the VIEs that we consolidate have borrowings which are comprised of non-recourse loans. These loans have imputed interest rates ranging from 5.17% to 6.38%. Payments on these loans are made semi-annually by the borrowing VIE directly to the third party lender. These loans mature on dates ranging from January 4, 2016 through January 2, 2019. We are not contingently obligated under any of these loans. See Note 11 for additional information regarding the entities determined to be VIEs, and which of those entities we consolidate.

VIEs’ loans payable are presented below:

	September 30,
	2015	2014
	(in thousands)
Current portion of loans payable	$13,363	$17,949
Long-term portion of loans payable	12,597	25,928
Total loans payable	$25,960	$43,877

Index

The principal amount of the VIEs’ borrowings as of September 30, 2015, mature as follows based on their contractual terms:

Fiscal year ended September 30,	(in thousands)
2016	$13,363
2017	8,240
2018	3,668
2019	689
Total	$25,960

NOTE 17 – SENIOR NOTES PAYABLE

The following summarizes our senior notes payable:

	September 30,
	2015	2014
	(in thousands)
4.25% senior notes, due 2016, net of unaccreted discount of $54 thousand and $154 thousand at September 30, 2015 and 2014, respectively (1)	$249,946	$249,846
8.60% senior notes, due 2019, net of unaccreted discount of $20 thousand and $25 thousand at September 30, 2015 and 2014, respectively (2)	299,980	299,975
5.625% senior notes, due 2024, net of unaccreted discount of $704 thousand and $787 thousand at September 30, 2015 and 2014, respectively (3)	249,296	249,213
6.90% senior notes, due 2042 (4)	350,000	350,000
Total senior notes payable	$1,149,222	$1,149,034

(1)
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

Our senior notes payable outstanding as of September 30, 2015, mature as follows based on their contractual terms:

Fiscal year ended September 30,	(in thousands)
2016	$249,946
2017	—
2018	—
2019	299,980
2020	—
Thereafter	599,296
Total	$1,149,222

Index

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

We enter into interest rate swaps, futures contracts, and forward foreign exchange contracts either as part of our fixed income business to facilitate client transactions, to hedge a portion of our trading inventory, or to a limited extent for our own account.  The majority of these derivative positions are executed in the over-the-counter market either directly with financial institutions or trades cleared through an exchange (together referred to as the “OTC Derivatives Operations”). Cash flows related to the interest rate contracts arising from the OTC Derivative Operations, are included as operating activities (the “trading instruments, net” line) on the Consolidated Statements of Cash Flows.

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

The receivable for uncollected derivative transaction fee revenues of RJSS is $7 million at both September 30, 2015 and 2014, and is included in other receivables on our Consolidated Statements of Financial Condition.

None of the derivatives described above arising from either our OTC Derivatives Operations or our Offsetting Matched Book Derivatives Operations are designated as fair value or cash flow hedges.

Derivatives arising from RJ Bank’s business operations

We enter into derivatives contracts as part of RJ Bank’s business operations through its hedging activities, which include forward foreign exchange contracts and interest rate swaps. Each of these activities is described in the “derivative contracts” section of Note 2.

See Note 22 for additional information on the impact of these hedging activities on our Other Comprehensive (Loss) Income.

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

Index

This cash collateral is recorded net-by-counterparty at the related fair value.  The cash collateral included in the net fair value of all open derivative asset positions arising from our OTC Derivatives Operations aggregates to a net liability of $44 million and $21 million at September 30, 2015 and 2014, respectively.  The cash collateral included in the net fair value of all open derivative liability positions from our OTC Derivatives Operations aggregates to a net asset of $26 million and $23 million at September 30, 2015 and September 30, 2014, respectively.  Our maximum loss exposure under the interest rate swap contracts arising from our OTC Derivatives Operations at September 30, 2015 is $43 million.

RJ Bank provides to counterparties for the benefit of its U.S. subsidiaries, a guarantee of payment in the event of the subsidiaries’ default under forward foreign exchange contracts.  Due to this RJ Bank guarantee and the short-term nature of these derivatives, RJ Bank’s U.S. subsidiaries are not required to post collateral and do not receive collateral with respect to certain derivative contracts with the respective counterparties. As of September 30, 2015, all of RJ Bank’s forward foreign exchange contracts are assets, therefore we consider there to be no significant exposure to loss under these contracts.

Index

Derivative balances included in our financial statements

The notional and fair value amounts of both the asset and liability derivatives are as reflected in the table below.

	September 30, 2015				September 30, 2014
	Balance sheet location	Notional amount		Fair value(1)	Balance sheet location	Notional amount		Fair value(1)
	(in thousands)

	Asset derivatives
Derivatives designated as hedging instruments:
Forward foreign exchange contracts(2)	Prepaid expenses and other assets	$752,600	(3)	$613	Prepaid expenses and other assets	$682,100	(3)	$2,101
Derivatives not designated as hedging instruments:
Interest rate contracts(5)	Trading instruments	$2,473,946		$130,095	Trading instruments	$2,198,357		$89,923
Interest rate contracts(6)	Derivative instruments associated with offsetting matched book positions	$1,649,863		$389,457	Derivative instruments associated with offsetting matched book positions	$1,796,288		$323,337
Forward foreign exchange contracts(5)	Trading instruments	$74,873	(3)	$2,612	Trading instruments	$—		$—
Forward foreign exchange contracts(2)	Prepaid expenses and other assets	$214,300	(3)	$304	Prepaid expenses and other assets	$117,800	(3)	$361

	Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts(4)	Prepaid expenses and other assets	$300,000		$7,545	Prepaid expenses and other assets	$—		$—
Derivatives not designated as hedging instruments:
Interest rate contracts(5)	Trading instruments sold	$1,906,766		$104,255	Trading instruments sold	$2,185,085		$75,668
Interest rate contracts(6)	Derivative instruments associated with offsetting matched book positions	$1,649,863		$389,457	Derivative instruments associated with offsetting matched book positions	$1,796,288		$323,337
Forward foreign exchange contracts(5)	Trading instruments sold	$136,710	(6)	$4,865	Trading instruments sold	$—		$—

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and before any netting by counterparty according to our legally enforceable master netting arrangements. The fair value in the Consolidated Statements of Financial Condition is presented net. See Note 19 for additional information regarding offsetting asset and liability balances.

(2)	These contracts are associated with RJ Bank’s activities to hedge its foreign currency exposure.

(3)	The notional amount presented is denominated in Canadian currency.

(4)	These contracts are associated with our RJ Bank Interest Hedges activities.

(5)	These contracts arise from our OTC Derivatives Operations.

(6)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

Gains recognized on forward foreign exchange derivatives that are included in other comprehensive (loss) income presented on our Consolidated Statements of Income and Comprehensive Income (“OCI”) totaled $60.3 million, $29.4 million and $14 million, net of income taxes, for the years ended September 30, 2015, 2014, and 2013 respectively (see Note 22 for additional information). There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for any of the years ended September 30, 2015, 2014 or 2013.

A loss of $4.7 million on the RJ Bank Interest Hedges is included in OCI, net of income taxes, for the year ended September 30, 2015 (see Note 22 for additional information). There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the year ended September 30, 2015.  RJ Bank expects to

Index

reclassify an estimated $5.2 million as additional interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is 10 years.

The table below sets forth the impact of the derivatives not designated as hedging instruments on the Consolidated Statements of Income and Comprehensive Income:

		Amount of gain (loss) on derivatives recognized in income
		Year ended September 30,
	Location of gain (loss) recognized on derivatives in the Consolidated Statements of Income and Comprehensive Income	2015	2014	2013
		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts and forward foreign exchange contracts (1)	Net trading profit	$3,107	$1,554	$993
Interest rate contracts (2)	Other revenues	$901	$712	$225
Forward foreign exchange contracts (3)	Other revenues	$20,459	$5,694	$1,577

(1)	These contracts arise from our OTC Derivatives Operations.

(2)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

(3)	These contracts are associated with RJ Bank’s activities to hedge its foreign currency exposure.

Risks associated with, and our risk mitigation related to, our derivative contracts

We are exposed to credit losses in the event of nonperformance by the counterparties to forward foreign exchange derivative agreements, futures contracts, and the interest rate contracts associated with our OTC Derivatives Operations that are not cleared through an exchange. Where we are subject to credit exposure, we perform a credit evaluation of counterparties prior to entering into derivative transactions and we monitor their credit standings.  Currently, we anticipate that all of the counterparties will be able to fully satisfy their obligations under those agreements.  For our OTC Derivatives Operations that are not cleared through an exchange, we may require collateral from counterparties in the form of cash deposits or other marketable securities to support certain of these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties.   We are required to maintain cash or marketable security deposits with the exchange we utilize to clear our OTC Derivatives transactions that are cleared through such exchanges. These deposits are a component of deposits with clearing organizations on our Consolidated Statements of Financial Condition.

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

Certain of the derivative instruments arising from our OTC Derivatives Operations and from RJ Bank’s forward foreign exchange contracts contain provisions that require our debt to maintain an investment grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment grade, we would be in breach of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at September 30, 2015 is $39 million, for which we have posted collateral of $37 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2015, we would have been required to post an additional $2 million of collateral to our counterparties.

Our only exposure to credit risk in the Offsetting Matched Book Derivatives Operations is related to our uncollected derivative transaction fee revenues. We are not exposed to market risk as it relates to these derivative contracts due to the “pass-through” transaction structure previously described.

Index

NOTE 19 – DISCLOSURE OF OFFSETTING ASSETS AND LIABILITIES, COLLATERAL, ENCUMBERED ASSETS AND REPURCHASE AGREEMENTS

Offsetting assets and liabilities

The following table presents information about the financial and derivative instruments that are offset or subject to an enforceable master netting arrangement or other similar agreement as of the dates indicated:

				Gross amounts not offset in the Statements of Financial Condition
	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Statements of Financial Condition	Net amounts presented in the Statements of Financial Condition	Financial instruments		Cash (received)paid		Net amount
	(in thousands)
As of September 30, 2015:
Assets
Securities purchased under agreements to resell and other collateralized financings	$474,144	$—	$474,144	$(474,144)	(1)	$—		$—
Derivatives - interest rate contracts(2)	130,095	(90,621)	39,474	(12,609)		—		26,865
Derivative instruments associated with offsetting matched book positions	389,457	—	389,457	(389,457)	(3)	—		—
Derivatives - forward foreign exchange contracts(4)	917	—	917	—		—		917
Derivatives - forward foreign exchange contracts(5)	2,612	—	2,612	—		—		2,612
Stock borrowed	124,373	—	124,373	(120,957)		—		3,416
Total assets	$1,121,598	$(90,621)	$1,030,977	$(997,167)		$—		$33,810
Liabilities
Securities sold under agreements to repurchase	$(332,536)	$—	$(332,536)	$332,536	(7)	$—		$—
Derivatives - interest rate contracts(2)	(104,255)	88,881	(15,374)	3,528	(8)	7,399	(8)	(4,447)
Derivative instruments associated with offsetting matched book positions	(389,457)	—	(389,457)	389,457	(3)	—		—
Derivatives - forward foreign exchange contracts(5)	(4,865)	—	(4,865)	—		—		(4,865)
Derivatives - RJ Bank Interest Hedges	(7,545)	—	(7,545)	—		7,545	(6)	—
Stock loaned	(478,573)	—	(478,573)	472,379		—		(6,194)
Total liabilities	$(1,317,231)	$88,881	$(1,228,350)	$1,197,900		$14,944		$(15,506)

As of September 30, 2014:
Assets
Securities purchased under agreements to resell and other collateralized financings	$446,016	$—	$446,016	$(446,016)	(1)	$—		$—
Derivatives - interest rate contracts(2)	89,923	(61,718)	28,205	(3,877)		—		24,328
Derivative instruments associated with offsetting matched book positions	323,337	—	323,337	(323,337)	(3)	—		—
Derivatives - forward foreign exchange contracts(4)	2,462	—	2,462	—		—		2,462
Stock borrowed	158,988	—	158,988	(153,261)		—		5,727
Total assets	$1,020,726	$(61,718)	$959,008	$(926,491)		$—		$32,517
Liabilities
Securities sold under agreements to repurchase	$(244,495)	$—	$(244,495)	$244,495	(7)	$—		$—
Derivatives - interest rate contracts(2)	(75,668)	63,296	(12,372)	3,502	(8)	4,620	(8)	(4,250)
Derivative instruments associated with offsetting matched book positions	(323,337)	—	(323,337)	323,337	(3)	—		—
Stock loaned	(417,383)	—	(417,383)	402,180		—		(15,203)
Total liabilities	$(1,060,883)	$63,296	$(997,587)	$973,514		$4,620		$(19,453)

The text of the footnotes in the above table are on the following page.

Index

The text of the footnotes to the table on the previous page are as follows:

(1)
We are over-collateralized since the actual amount of financial instruments pledged as collateral for securities purchased under agreements to resell and other collateralized financings amounts to $499.3 million and $463.7 million as of September 30, 2015 and 2014, respectively.

(2)	Derivatives - interest rate contracts are included in Trading instruments on our Consolidated Statements of Financial Condition. See Note 18 for additional information.

(3)
Although these derivative arrangements do not meet the definition of a master netting arrangement as specified by GAAP, the nature of the agreement with the third party intermediary includes terms that are similar to a master netting agreement, thus we present the offsetting amounts net in the table above. See Note 18 for further discussion of the “pass through” structure of the derivative instruments associated with Offsetting Matched Book Derivatives Operations.

(4)
As of September 30, 2015 and 2014, the fair value of the forward foreign exchange contract derivatives are in an asset position, and are included in prepaid expenses and other assets on our Consolidated Statements of Financial Condition. See Note 18 for additional information.

(5)	See Note 18 for additional information on our forward foreign exchange contract derivatives associated with our OTC Derivatives Operations.

(6)
Derivatives - RJ Bank Interest Hedges are included in prepaid expenses and other assets on our Consolidated Statements of Financial Condition. See Note 18 for additional information. The RJ Bank Interest Hedges are transacted through an exchange. The nature of the agreement with the clearing member exchange includes terms that are similar to a master netting agreement, thus we are over-collateralized since the actual amount of cash deposited with the exchange for these RJ Bank Interest Hedges amounts to $17.6 million as of September 30, 2015. This deposit is included in deposits with clearing organizations on our Consolidated Statements of Financial Condition.

(7)
We are over-collateralized since the actual amount of financial instruments pledged as collateral for securities sold under agreements to repurchase amounts to $346.1 million and $253.7 million as of September 30, 2015 and 2014, respectively.

(8)
For the portion of these derivative contracts that are transacted through an exchange, the nature of the agreement with the clearing member exchange include terms that are similar to a master netting agreement, thus we present offsetting deposits paid to the exchange associated with these contracts. These deposits are a component of deposits with clearing organizations on our Consolidated Statements of Financial Condition. See Note 18 for additional information.

For financial statement purposes, we do not offset our repurchase agreements or securities borrowing, securities lending transactions and certain of our derivative instruments including those transacted through an exchange, because the conditions for netting as specified by GAAP are not met. Our repurchase agreements, securities borrowing and securities lending transactions, and certain of our derivative instruments transacted through an exchange, are governed by master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. Although not offset on the Consolidated Statements of Financial Condition, these transactions are included in the preceding table.

Collateral and deposits with clearing organizations

We receive cash and securities as collateral, primarily in connection with Reverse Repurchase Agreements, securities borrowed, derivative transactions not transacted through an exchange, client margin loans arising from our domestic operations (see Note 8 for additional information), and the secured call loans that are held by RJ Ltd, if any. The cash collateral we receive is primarily associated with our OTC Derivative Operations (see Note 18 for additional information). The collateral we receive reduces our credit exposure to individual counterparties.

We also pay cash to the exchange, or receive cash from the exchange, related to derivative contracts transacted through an exchange. We account for such cash as a component of deposits with clearing organizations on our Consolidated Statements of Financial Condition.

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

Index

The table below presents financial instruments at fair value, that we received as collateral, are not included on our Consolidated Statements of Financial Condition, and that were available to be delivered or repledged, along with the balances of such instruments that were used to deliver or repledge, to satisfy one of our purposes described above:

	September 30,
	2015		2014
	(in thousands)
Collateral we received that is available to be delivered or repledged	$2,308,277		$2,178,868
Collateral that we delivered or repledged	1,122,540	(1)	879,071	(2)

(1)
The collateral delivered or repledged as of September 30, 2015, includes client margin securities which we pledged with a clearing organization in the amount of $240.7 million which were applied against our requirement of $147.6 million.

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

The table below presents information about the fair value of our assets that have been pledged for one of the purposes described above:

	September 30,
	2015		2014
	(in thousands)
Financial instruments owned, at fair value, pledged to counterparties that:
Had the right to deliver or repledge	$424,668		$394,746
Did not have the right to deliver or repledge	94,006	(1)	50,983	(2)

(1)
Assets delivered or repledged as of September 30, 2015, includes securities which we pledged with a clearing organization in the amount of $30.5 million which were applied against our requirement of $147.6 million (client margin securities we pledged which are described in the preceding table constitute the remainder of the assets pledged to meet the requirement).

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

Repurchase agreements, repurchase-to-maturity transactions and securities lending transactions accounted for as secured borrowings

We enter into Repurchase Agreements where we sell securities under agreements to repurchase, and also engage in securities lending transactions. These activities are accounted for as collateralized financings. Our Repurchase Agreements would include “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security, if any, that we are a party to as of period-end. As of September 30, 2015, we did not have any “repurchase-to-maturity” agreements. See Note 2 for a discussion of our respective Repurchase Agreement and securities lending accounting policies.

Index

The following table presents the remaining contractual maturity of securities under agreements to repurchase and securities lending transactions accounted for as secured borrowings:

As of September 30, 2015:	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
	(in thousands)
Repurchase agreements
Government and agency obligations	$211,594	$5,250	$—	$—	$216,844
Agency MBS and CMOs	112,941	2,751	—	—	115,692
Total Repurchase Agreements	$324,535	$8,001	$—	$—	$332,536

Securities lending
Corporate obligations	$—	$—	$—	$—	$—
Equity securities	478,573	—	—	—	478,573
Total securities lending	$478,573	$—	$—	$—	$478,573
Total	$803,108	$8,001	$—	$—	$811,109
Gross amounts of recognized liabilities for repurchase agreements and securities lending transactions included in the Offsetting Assets and Liabilities table included within this footnote					$811,109
Amounts related to repurchase agreements and securities lending transactions not included in the Offsetting Assets and Liabilities table included within this footnote					$—

We enter into Repurchase Agreements and conduct securities lending activities as components of the financing of certain of our operating activities. In the event the market value of the securities we pledge as collateral in these activities declines, we may have to post additional collateral or reduce the borrowing amounts. We monitor such levels daily.

NOTE 20 – INCOME TAXES

Total income taxes are allocated as follows:

	Year ended September 30,
	2015	2014	2013
	(in thousands)
Recorded in:
Income including noncontrolling interests	$296,034	$267,797	$197,033
Equity, arising from compensation expense for tax purposes which is less than (in excess of) amounts recognized for financial reporting purposes	8,115	(7,437)	(2,590)
Equity, arising from cumulative currency translation adjustments and net investment hedges recorded through OCI	31,078	15,142	6,861
Equity, arising from available for sale securities recorded through OCI	(2,246)	3,694	8,986
Equity, arising from cash flow hedges recorded through OCI	(2,850)	—	—
Total	$330,131	$279,196	$210,290

Our provision (benefit) for income taxes consists of the following:

	Year ended September 30,
	2015	2014	2013
	(in thousands)
Current:
Federal	$266,359	$260,504	$182,862
State and local	48,130	29,904	37,491
Foreign	5,007	12,560	8,469
	319,496	302,968	228,822
Deferred:
Federal	(20,567)	(35,262)	(25,673)
State and local	(5,127)	(410)	(5,023)
Foreign	2,232	501	(1,093)
	(23,462)	(35,171)	(31,789)
Total provision for income tax	$296,034	$267,797	$197,033

Index

Our income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% due to the following:

	Year ended September 30,
	2015		2014		2013
	Amount	%	Amount	%	Amount	%
	($ in thousands)
Provision calculated at statutory rate	$279,361	35%	$261,816	35%	$197,466	35%
State income tax, net of federal benefit	29,224	3.6%	18,826	2.5%	21,662	3.8%
Tax-exempt interest income	(4,335)	(0.5)%	(2,146)	(0.3)%	(2,074)	(0.4)%
Losses (income) associated with company-owned life insurance which are not deductible (subject to) tax	3,040	0.4%	(6,365)	(0.8)%	(7,809)	(1.3)%
General business tax credits	(7,166)	(0.9)%	(3,910)	(0.5)%	(1,056)	(0.2)%
Reversal of deferred taxes provided on foreign earnings (1)	—	—	—	—	(10,676)	(1.9)%
Other, net	(4,090)	(0.5)%	(424)	(0.1)%	(480)	(0.1)%
Total provision for income tax	$296,034	37.1%	$267,797	35.8%	$197,033	34.9%

(1)
Prior to fiscal year 2013, we had historically provided deferred taxes for the presumed repatriation to the U.S. of earnings from certain foreign subsidiaries. In fiscal year 2013, management changed its assertion related to the earnings of one of our Canadian subsidiaries resulting in a prior year decrease in deferred tax liabilities related to undistributed foreign earnings.

U.S. and foreign components of income excluding noncontrolling interests and before provision for income taxes are as follows:

	Year ended September 30,
	2015	2014	2013
	(in thousands)
U.S.	$782,146	$705,878	$550,113
Foreign	16,028	42,167	14,074
Income excluding noncontrolling interest and before provision for income taxes	$798,174	$748,045	$564,187

The cumulative effects of temporary differences that give rise to significant portions of the deferred tax asset (liability) items are as follows:

	September 30,
	2015	2014
	(in thousands)
Deferred tax assets:
Deferred compensation	$150,949	$150,392
Allowances for loan losses and reserves for unfunded commitments	68,445	59,078
Unrealized loss associated with foreign currency translations	22,892	8,133
Unrealized loss associated with available for sale securities	7,764	9,230
Accrued expenses	40,075	38,100
Other	27,008	16,234
Total gross deferred tax assets	317,133	281,167
Less: valuation allowance	(9)	(9)
Total deferred tax assets	317,124	281,158

Deferred tax liabilities:
Partnership investments	(11,909)	(19,295)
Goodwill and other intangibles	(23,967)	(16,925)
Undistributed earnings of foreign subsidiaries	(12,592)	(11,197)
Other	(1,757)	(2,416)
Total deferred tax liabilities	(50,225)	(49,833)
Net deferred tax assets	$266,899	$231,325

We have a net deferred tax asset at September 30, 2015 and 2014. This asset includes net operating losses that will expire between 2016 and 2030. A valuation allowance for the fiscal year ended September 30, 2015 has been established for certain state net operating losses due to management’s belief that, based on our historical operating income, projection of future taxable income,

Index

scheduled reversal of taxable temporary differences, and implemented tax planning strategies, it is more likely than not that the tax carryforwards will expire unutilized. We believe that the realization of the remaining net deferred tax asset of $266.9 million is more likely than not based on the ability to carry back losses against prior year taxable income and expectations of future taxable income.

We have provided for U.S. deferred income taxes in the amount of $12.6 million on undistributed earnings not considered permanently reinvested in our non-U.S. subsidiaries. To the extent that the cumulative undistributed earnings of non-U.S. subsidiaries are considered to be permanently invested, no deferred U.S. federal income taxes have been provided. As of September 30, 2015, we have approximately $185 million of cumulative undistributed earnings attributable to foreign subsidiaries for which no provisions have been recorded for income taxes that could arise upon repatriation. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings, and therefore cannot quantify the tax liability that would be payable in the event all such foreign earnings are repatriated.

As of September 30, 2015, the current tax receivable included in other receivables is $35.7 million, and a current tax payable of $46.9 million is included in trade and other payables on our Consolidated Statements of Financial Condition. As of September 30, 2014 the current tax receivable included in other receivables is $10.7 million and a current tax payable of $30.1 million is included in trade and other payables on our Consolidated Statements of Financial Condition.

Balances associated with unrecognized tax benefits

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. During the year ended September 30, 2015, accrued interest expense related to unrecognized tax benefits increased by approximately $1 million. During the year ended September 30, 2015, penalty expense related to unrecognized tax benefits decreased by approximately $300 thousand. As of September 30, 2015 and 2014, accrued interest and penalties were approximately $5.7 million and $4.9 million, respectively.

The aggregate changes in the balances for uncertain tax positions are as follows:

	Year ended September 30,
	2015	2014	2013
	(in thousands)

Balance for uncertain tax positions at beginning of year	$15,804	$13,663	$9,473
Increases for tax positions related to the current year	4,954	3,228	2,020
Increases for tax positions related to prior years (1)	3,466	2,455	3,107
Decreases for tax positions related to prior years	(204)	(1,642)	(284)
Decreases due to lapsed statute of limitations	(1,566)	(1,218)	(653)
Decreases related to settlements	—	(682)	—
Balance for uncertain tax positions at end of year	$22,454	$15,804	$13,663

(1)
The increases are primarily due to tax positions taken in previously filed tax returns with certain states. We continue to evaluate these positions and intend to contest any proposed adjustments made by taxing authorities.

The total amount of uncertain tax positions that, if recognized, would impact the effective tax rate (the items included in the table above after considering the federal tax benefit associated with any state tax provisions) was $15 million, $10.3 million, and $9.5 million at September 30, 2015, 2014, 2013, respectively.  We anticipate that the uncertain tax position balance may decrease by $6.2 million over the next twelve months as a result of the resolution of outstanding state tax audits.

We file U. S. federal income tax returns as well as returns with various state, local and foreign jurisdictions. With few exceptions, we are generally no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to fiscal year 2013 for federal tax returns, fiscal year 2011 for state and local tax returns and fiscal year 2010 for foreign tax returns.  Various state audits in process are expected to be completed in fiscal year 2016.

Index

NOTE 21 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

In the normal course of business we enter into underwriting commitments. As of September 30, 2015, RJ&A had no open underwriting commitments.  As of September 30, 2015, RJ Ltd. had five open equity underwriting commitments that were recorded on the Consolidated Statements of Financial Condition in the approximate amount of $18.9 million in Canadian currency (“CDN”). Subsequent to September 30, 2015, these underwritings were successfully sold in the equity markets and RJ Ltd. incurred no significant loss on the committed underwritings.

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting, transitional cost assistance, and retention purposes (see Note 2 for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us.  As of September 30, 2015 we had made commitments, to either prospects that had accepted our offer, or recently hired producers, of approximately $63.9 million that had not yet been funded.

As of September 30, 2015, RJ Bank had not settled purchases of $156.1 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

A subsidiary of RJ Bank has committed $61.6 million as an investor member in a low-income housing tax credit fund in which a subsidiary of RJTCF is the managing member (see the discussion of “direct investments in LIHTC project partnerships” in Note 2 for information regarding the accounting policies governing these investments). As of September 30, 2015, the RJ Bank subsidiary has invested $34.3 million of the committed amount.

RJ Bank has a committed limited partner investment of $3 million to a limited partnership, $2 million of this committed amount has been invested as of September 30, 2015.

As of September 30, 2015, RJ Bank is a party to a forward-starting advance transaction with the FHLB to borrow $25 million on October 13, 2015. This borrowing was funded subsequent to our year-end, bears interest at the rate of 3.4%, and matures on October 13, 2020.

See Note 27 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

We have unfunded commitments to various venture capital or private equity partnerships, which aggregate to approximately $54 million as of September 30, 2015. Of the total, we have unfunded commitments to internally-sponsored private equity limited partnerships in which we control the general partner of approximately $20 million.

As part of the terms governing the TPC acquisition (see Note 3 for additional information regarding this acquisition), within 90 days of the TPC Closing Date, the value of certain net assets of TPC as of the TPC Closing Date is subject to determination, as defined by the TPC Agreement, and additional consideration may be paid to the sellers, or a portion of the consideration paid on the TPC Closing Date will be returned to us, depending upon the final determination of the parties. Our estimate of the outcome of this final net asset determination is included in trade and other payables on our September 30, 2015 Consolidated Statements of Financial Condition. On certain dates specified in the TPC Agreement, there are a number of “earn-out” computations to be performed. The result of these computations could result in additional cash paid to the sellers of TPC in the future. These elements of contingent consideration will be finally determined in the future based upon the outcome of either specific performance of defined tasks, or the achievement of specified revenue growth hurdles, over a measurement period ranging from 18 months to 3 years after the TPC Closing Date. Our estimate of the fair value of these elements of contingent consideration as of the TPC Closing Date are included in our determination of the goodwill arising from this acquisition (see Note 13 for additional information regarding the goodwill and identifiable intangible assets which resulted from this acquisition).

RJF has committed to lend to RJTCF, or to guarantee obligations in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities, in amounts aggregating up to $250 million upon request, subject to certain limitations and to annual review and renewal. At September 30, 2015, RJTCF has $35 million in outstanding cash borrowings and $36 million in unfunded commitments outstanding. RJTCF borrows from RJF in order to make investments in, or fund loans or advances to, either partnerships that purchase and develop properties qualifying for tax credits (“Project Partnerships”) or LIHTC Funds. Investments in Project Partnerships are sold to various LIHTC Funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in Project Partnerships to LIHTC

Index

Funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to Project Partnerships, and LIHTC Funds.

Long-term lease agreements expire at various times through fiscal year 2026. Minimum annual rental payments under such agreements for the succeeding five fiscal years are approximately: $79.8 million in fiscal year 2016, $69.8 million in fiscal year 2017, $57.9 million in fiscal year 2018, $49 million in fiscal year 2019, $40 million in fiscal year 2020, and $72.7 million thereafter. Certain leases contain rent holidays, leasehold improvement incentives, renewal options and/or escalation clauses.  Rental expense incurred under all leases, including equipment under short-term agreements, aggregated to $89.4 million, $90.8 million and $90.5 million in fiscal years 2015, 2014 and 2013, respectively.

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS (see the discussion of these activities within “financial instruments owned, financial instruments sold but not purchased and fair value” in Note 2).  At September 30, 2015, RJ&A had approximately $847 million principal amount of outstanding forward MBS purchase commitments which are expected to be purchased over the following 90 days.  In order to hedge the market interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into TBA security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future.  These TBA securities are accounted for at fair value and are included in Agency MBS securities in the table of assets and liabilities measured at fair value included in Note 5, and at September 30, 2015 aggregate to a net liability having a fair value of $5 million.  The estimated fair value of the purchase commitment is a $5 million asset balance as of September 30, 2015.

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

Guarantees

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At September 30, 2015, the exposure under these guarantees is $5.6 million, which was underwritten as part of RJ Bank’s corporate credit relationship with such borrowers.  The outstanding interest rate swaps at September 30, 2015 have maturities ranging from November 2015 through December 2026.  RJ Bank records an estimated reserve for its credit risk associated with the guarantee of these client swaps, which was insignificant as of September 30, 2015.  The estimated total potential exposure under these guarantees is $32.9 million at September 30, 2015.

RJ Bank guarantees the forward foreign exchange contract obligations of its U.S. subsidiaries.  See Note 18 for additional information regarding these derivatives.

RJF guarantees interest rate swap obligations of RJ Cap Services. See Note 18 for additional information regarding interest rate swaps.

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At September 30, 2015, there were no such outstanding performance guarantees.

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

RJF guarantees the existing mortgage debt of RJ&A of approximately $37.7 million. See Notes 15, 16 and 17 for information regarding our financing arrangements.

Our U.S. broker-dealer subsidiaries are required by federal law to be members of the Securities Investors Protection Corporation (“SIPC”). The SIPC fund provides protection for securities held in client accounts up to $500 thousand per client, with a limitation of $250 thousand on claims for cash balances. We have purchased excess SIPC coverage through various syndicates of Lloyd’s

Index

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

RJTCF issues certain guarantees to various third parties related to Project Partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations, which aggregate to approximately $1.6 million as of September 30, 2015.

RJTCF has provided a guaranteed return on investment to a third party investor in one of its fund offerings (“Fund 34”), and RJF has guaranteed RJTCF’s performance under the arrangement.  Under the terms of the performance guarantee, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits to this investor over the next seven years, RJTCF is obligated to pay the investor an amount that results in the investor achieving a minimum specified return on their investment.  A $24.5 million financing asset is included in prepaid expenses and other assets (see Note 10 for additional information), and a related $24.5 million liability is included in trade and other payables on our Consolidated Statements of Financial Condition as of September 30, 2015 related to this obligation. The maximum exposure to loss under this guarantee is approximately $29 million at September 30, 2015, which represents the undiscounted future payments due the investor.

Legal matter contingencies

Indemnification from Regions

On April 2, 2012, RJF completed its acquisition of all of the issued and outstanding shares of Morgan Keegan from Regions. The terms of the stock purchase agreement provide that Regions will indemnify RJF for losses incurred in connection with legal proceedings pending as of the closing date or commenced after the closing date and related to pre-closing matters that are received prior to April 2, 2015, as well as any cost of defense pertaining thereto. All of the Morgan Keegan matters described below are subject to such indemnification provisions. Management estimates the range of potential liability of all such matters subject to indemnification, including the cost of defense, to be from $63 million to $224 million. Any loss arising from such matters, after consideration of the applicable annual deductible, if any, will be borne by Regions. As of September 30, 2015 our Consolidated Statements of Financial Condition include an indemnification asset of approximately $143 million which is included in other assets (see Note 10 for additional information), and a liability for potential losses of approximately $143 million which is included within trade and other payables, pertaining to the matters described below and the related indemnification from Regions. The amount included within trade and other payables is the amount within the range of potential liability related to such matters which management estimates is more likely than any other amount within such range.

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

Index

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

The SEC and states of Missouri and Texas are investigating alleged securities law violations by MK & Co. in the underwriting and sale of certain municipal bonds. An enforcement action was brought by the Missouri Secretary of State in April 2013, seeking monetary penalties and other relief, was dismissed and refiled in November 2013. A civil action was brought by institutional investors of the bonds in March 2012, seeking a return of their investment and unspecified compensatory and punitive damages, which has been resolved. A class action was brought on behalf of retail purchasers of the bonds in September 2012, seeking unspecified compensatory and punitive damages. In September 2014, the District Court for the Western District of Missouri granted class certification. The matter was resolved and settlement approved by the District Court in January 2015. Other individual investors and investor groups have also filed arbitration claims or separate civil claims, which have been resolved.

Prior to April 2, 2012, Morgan Keegan was involved in other litigation arising in the normal course of its business. On all such matters, RJF is subject to indemnification from Regions pursuant to the terms of the stock purchase agreement.

Other matters

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as regulatory investigations and other corporate litigation. We are contesting the allegations in these matters and believe that there are meritorious defenses in each. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. Refer to Note 2 for a discussion of our criteria for establishing a range of possible loss related to such matters.  Excluding any amounts subject to indemnification from Regions related to pre-April 2, 2012 Morgan Keegan matters discussed above, as of September 30, 2015, management currently estimates the aggregate range of possible loss is from $0 to an amount of up to $22 million in excess of the accrued liability (if any) related to these matters.  In the opinion of management, based on current available information, review with outside legal counsel, and consideration of the accrued liability amounts provided for in the accompanying consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

NOTE 22 - OTHER COMPREHENSIVE (LOSS) INCOME

The Financial Accounting Standards Board issued new guidance that was first effective for us in our fiscal year 2014, related to the reporting of reclassifications out of AOCI. This guidance, which we adopted in the prior year, provides for it’s application on a prospective basis, and did not require the periods prior to its effective date to be presented in a similar manner. Accordingly, the following tables present the relevant other comprehensive (loss) income information for our fiscal years 2015 and 2014, in accordance with such guidance.

Index

Other comprehensive (loss) income

The activity in other comprehensive (loss) income and related tax effects are as follows:

	Year ended September 30,
	2015	2014	2013
	(in thousands)
Unrealized (losses) gains on available for sale securities, (net of tax effect of $2.2 million in fiscal year 2015, $3.7 million in fiscal year 2014, and $9 million in fiscal year 2013)	$(3,325)	$6,021	$15,042
Unrealized losses on currency translations net of the impact of net investment hedges (net of tax effect of $31.1 million in fiscal year 2015, $15.1 million in fiscal year 2014, and $6.9 million in fiscal year 2013)	(30,640)	(18,635)	(13,763)
Unrealized loss on cash flow hedges (net of tax effect of $2.9 million in fiscal year 2015)	(4,650)	—	—
Net other comprehensive (loss) income	$(38,615)	$(12,614)	$1,279

Accumulated other comprehensive (loss) income

The following table presents the changes, and the related tax effects, of each component of accumulated other comprehensive (loss) income for the fiscal years ended September 30, 2015 and 2014:

	Available for sale securities	Net investment hedges(1)	Currency translations	Sub-total: currency translations and net investment hedges	Cash flow hedges(2)	Total
	(in thousands)
Year ended September 30, 2015
Accumulated other comprehensive income (loss) as of the beginning of the year	$4,745	$32,872	$(39,505)	$(6,633)	$—	$(1,888)
Other comprehensive income (loss) before reclassifications and taxes	2,863	96,499	(96,061)	438	(9,407)	(6,106)
Amounts reclassified from accumulated other comprehensive (loss) income, before tax	(8,434)	—	—	—	1,907	(6,527)
Pre-tax other comprehensive (loss) income	(5,571)	96,499	(96,061)	438	(7,500)	(12,633)
Income tax effect	2,246	(36,168)	5,090	(31,078)	2,850	(25,982)
Net other comprehensive (loss) income for the year, net of tax	(3,325)	60,331	(90,971)	(30,640)	(4,650)	(38,615)
Accumulated other comprehensive income (loss) as of September 30, 2015	$1,420	$93,203	$(130,476)	$(37,273)	$(4,650)	$(40,503)

Year ended September 30, 2014
Accumulated other comprehensive (loss) income as of the beginning of the year	$(1,276)	$3,496	$8,506	$12,002	$—	$10,726
Other comprehensive income (loss) before reclassifications and taxes	14,564	47,189	(50,682)	(3,493)	—	11,071
Amounts reclassified from accumulated other comprehensive loss, before tax	(4,849)	—	—	—	—	(4,849)
Pre-tax other comprehensive income (loss)	9,715	47,189	(50,682)	(3,493)	—	6,222
Income tax effect	(3,694)	(17,813)	2,671	(15,142)	—	(18,836)
Net other comprehensive income (loss) for the year, net of tax	6,021	29,376	(48,011)	(18,635)	—	(12,614)
Accumulated other comprehensive income (loss) as of September 30, 2014	$4,745	$32,872	$(39,505)	$(6,633)	$—	$(1,888)

(1)
Comprised of net gains recognized on forward foreign exchange derivatives associated with hedges of RJ Bank’s foreign currency exposure due to its non-U.S. dollar net investments (see Note 18 for additional information on these derivatives).

(2)	Represents RJ Bank Interest Hedges (see Note 18 for additional information on these derivatives).

Index

Reclassifications out of AOCI

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive (loss) income during the years ended September 30, 2015 and 2014:

Accumulated other comprehensive (loss) income components:	Increase (decrease) in amounts reclassified from accumulated other comprehensive (loss) income	Affected line items in income statement
	(in thousands)
Year ended September 30, 2015
Available for sale securities: (1)
Auction rate securities (2)	$(8,976)	Other revenue
RJ Bank available for sale securities (3)	542	Other revenue
RJ Bank Interest Hedges(4)	1,907	Interest expense
	(6,527)	Total before tax
Income tax effect	2,526	Provision for income taxes
Total reclassifications for the period	$(4,001)	Net of tax

Year ended September 30, 2014
Available for sale securities: (1)
Auction rate securities (2)	$(4,614)	Other revenue
RJ Bank available for sale securities (3)	(235)	Other revenue
	(4,849)	Total before tax
Income tax effect	1,866	Provision for income taxes
Total reclassifications for the period	$(2,983)	Net of tax

(1)	See Note 7 for additional information regarding the available for sale securities, and Note 5 for additional fair value information regarding these securities.

(2)
Other revenues in our Consolidated Statements of Income and Comprehensive Income include realized gains on the sale or redemption of ARS (see Note 7 for further information). The amounts presented in the table represent the reversal out of AOCI associated with such ARS activities. The net of such realized gain and this reversal out of AOCI represents the net effect of such redemptions and sales activities on OCI for each respective fiscal year, on a pre-tax basis.

(3)
Other revenues in our Consolidated Statements of Income and Comprehensive Income include realized gains or losses on the sale of certain available for sale securities held by RJ Bank (see Note 7 for further information). The amounts presented in the table represent the reversal out of AOCI associated with such securities sold. The net of such realized gains or losses and this reversal out of AOCI represents the net effect of such sales activities on OCI for each respective period, on a pre-tax basis.

(4)	See Note 18 for additional information regarding the RJ Bank Interest Hedges, and Note 5 for additional fair value information regarding these derivatives.

All of the components of other comprehensive (loss) income described above, net of tax, are attributable to RJF.

Index

NOTE 23 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Year ended September 30,
	2015	2014	2013
	(in thousands)
Interest income:
Margin balances	$67,573	$68,454	$60,931
Assets segregated pursuant to regulations and other segregated assets	13,792	15,441	17,251
Bank loans, net of unearned income	405,578	343,942	335,964
Available for sale securities	5,100	6,560	8,005
Trading instruments	19,450	17,883	20,089
Stock loan	12,036	8,731	8,271
Loans to financial advisors	7,056	6,427	6,510
Corporate cash and all other	12,622	13,448	16,578
Total interest income	$543,207	$480,886	$473,599

Interest expense:
Brokerage client liabilities	$940	$1,269	$2,049
Retail bank deposits	8,382	7,959	9,032
Trading instruments sold but not yet purchased	4,503	4,327	3,595
Stock borrow	5,237	2,869	2,158
Borrowed funds	6,079	3,939	4,724
Senior notes	76,088	76,038	76,113
Interest expense of consolidated VIEs	1,879	2,900	3,959
Other	4,846	4,790	8,741
Total interest expense	107,954	104,091	110,371
Net interest income	435,253	376,795	363,228
Subtract: provision for loan losses	(23,570)	(13,565)	(2,565)
Net interest income after provision for loan losses	$411,683	$363,230	$360,663

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

All shares owned by the ESOP are included in earnings per share calculations. Cash dividends paid to the ESOP are reflected as a reduction of retained earnings. The number of shares of our common stock held by the ESOP at September 30, 2015 and 2014 was approximately 4,719,000 and 4,814,000, respectively. The market value of our common stock held by the ESOP at September 30, 2015 was approximately $234 million, of which approximately $2.1 million is unearned (not yet vested) by ESOP plan participants.

We also offer a plan pursuant to section 401(k) of the Internal Revenue Code, which is a qualified plan that may provide for a discretionary contribution or a matching contribution each year. Matching contributions are 75% of the first $1,000 and 25% of the next $1,000 of eligible compensation deferred by each participant annually.

Our LTIP is a non-qualified deferred compensation plan that provides benefits to employees who meet certain compensation or production requirements. We have purchased and hold life insurance on the lives of certain current and former employee participants (see Note 10 for information regarding the carrying value of these insurance policies) to earn a competitive rate of return for participants and to provide the primary source of funds available to satisfy our obligations under this plan (the “Deferral Plan Funding Structure”).

Contributions to the qualified plans and the LTIP, are approved annually by the Board of Directors or a committee thereof.

Index

We have a Voluntary Deferred Compensation Plan (the “VDCP”), a non-qualified and voluntary opportunity for certain highly compensated employees to defer compensation. Eligible participants may elect to defer a percentage or specific dollar amount of their compensation into the VDCP. The Deferral Plan Funding Structure is the primary source of funding for this plan.

We also maintain non-qualified deferred compensation plans or arrangements for the benefit of certain employees that provide a return to the participating employees based upon the performance of various referenced investments. Under the terms of each applicable plan or arrangement, we invest directly as a principal in such investments, related to our obligations to perform under the respective deferred compensation plan (see Note 5 for the fair value of these investments as of September 30, 2015, and 2014).

Compensation expense associated with all of the qualified and non-qualified plans described above totaled $116.9 million, $111.3 million and $98.7 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

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

Stock option awards

Options may be granted to key administrative employees and employee financial advisors who achieve certain gross commission levels. Options are exercisable in the 36th to 72nd months following the date of grant and only in the event that the grantee is an employee of ours or has terminated within 45 days, disabled, deceased or, in some instances, retired. Options are granted with an exercise price equal to the market price of our stock on the grant date.

Expense and income tax benefits related to our stock options awards granted to employees are presented below:

	Year ended September 30,
	2015	2014	2013
	(in thousands)
Total share-based expense	$10,169	$9,068	$8,382
Income tax benefits related to share-based expense	811	667	596

These amounts may not be representative of future share-based compensation expense since the estimated fair value of stock options is amortized over the requisite service period using the straight-line method, and in certain instances the graded vesting attribution method, and additional options may be granted in future years. The fair value of each fixed option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for stock option grants in the fiscal years ended September 30, 2015, 2014 and 2013:

	Year ended September 30,
	2015	2014	2013

Dividend yield	1.30%	1.33%	1.37%
Expected volatility	29.55%	39.84%	39.38%
Risk-free interest rate	1.66%	1.43%	0.67%
Expected lives (in years)	5.48	5.50	5.50

The dividend yield assumption is based on our declared dividend as a percentage of the stock price at the date of the grant. The expected volatility assumption is based on our historical stock price and is a weighted average combining (1) the volatility of the most recent year, (2) the volatility of the most recent time period equal to the expected lives assumption, (3) the implied volatility of option contracts of RJF stock, and (4) the annualized volatility of the price of our stock since the late 1980s. The risk-

Index

free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant of the options. The expected lives assumption is based on the average of (1) the assumption that all outstanding options will be exercised at the midpoint between their vesting date and full contractual term and (2) the assumption that all outstanding options will be exercised at their full contractual term.

A summary of option activity for grants to employees and members of our Board of Directors for the fiscal year ended September 30, 2015 is presented below:

	Options for shares	Weighted- average exercise price ($)	Weighted- average remaining contractual term (years)	Aggregate intrinsic value ($)

Outstanding at October 1, 2014	4,061,460	$33.90
Granted	1,100,008	55.52
Exercised	(1,015,914)	26.37
Forfeited	(84,200)	42.15
Outstanding at September 30, 2015	4,061,354	41.49	3.82	$39,482,000

Exercisable at September 30, 2015	535,491	$27.10	1.09	$12,062,000

As of September 30, 2015, there was $24.4 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to stock option awards. These costs are expected to be recognized over a weighted-average period of approximately 3.20 years.

The following stock option activity occurred under the 2012 Plan for grants to employees and members of our Board of Directors:

	Year ended September 30,
	2015	2014	2013
	(in thousands, except per option amounts)
Weighted-average grant date fair value per option	$14.36	$16.21	$12.06
Total intrinsic value of stock options exercised	29,574	15,570	14,240
Total grant date fair value of stock options vested	10,483	5,004	11,598

Cash received from stock option exercises during the fiscal year ended September 30, 2015 was $26.9 million.

Restricted stock awards

We may grant awards under the 2012 Plan in connection with initial employment or under various retention programs for individuals who are responsible for a contribution to our management, growth, and/or profitability. Through our Canadian subsidiary, we established a trust fund. This trust fund was established and funded to enable the trust fund to acquire our common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary (see Note 11 for discussion of our consolidation of this trust fund, which is a VIE). We may also grant awards to officers and certain other employees in lieu of cash for 10% to 50% of annual bonus amounts in excess of $250,000. The determination of the number of units or shares to be granted is determined by the Corporate Governance, Nominating and Compensation Committee of the Board of Directors. Under the plan, the awards are generally restricted for a three to five year period, during which time the awards are forfeitable in the event of termination other than for death, disability or retirement.

Prior to February 2011, non-employee members of our Board of Directors had been granted stock option awards annually. Commencing in February 2011, restricted stock unit awards are issued annually to such members of our Board of Directors, in lieu of stock option awards. The restricted stock units granted to these Directors vest over a one year period from their grant date, provided that the director is still serving on our Board of Directors at the end of such period.

Index

The following restricted stock award activity occurred during the fiscal year ended September 30, 2015:

	Shares/Units	Weighted- average grant date fair value ($)

Non-vested at October 1, 2014	5,588,827	$35.61
Granted	1,265,271	56.30
Vested	(2,081,400)	32.85
Forfeited	(88,325)	42.83
Non-vested at September 30, 2015	4,684,373	$42.29

Expense and income tax benefits related to our restricted stock awards are presented below:

	Year ended September 30,
	2015	2014	2013
	(in thousands)
Total share-based expense	$57,587	$54,666	$48,621
Income tax benefits related to share-based expense	20,467	19,105	16,607

For the year ended September 30, 2015, we reduced the cumulative excess tax benefit realized in prior years related to our restricted stock awards by $2.4 million.

As of September 30, 2015, there was $90 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to restricted stock shares and restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately 2.75 years. The total fair value of shares and unit awards vested under this plan during the fiscal year ended September 30, 2015 was $68.3 million.

Employee stock purchase plan

Under the 2003 Employee Stock Purchase Plan, we are authorized to issue up to 7,375,000 shares of common stock to our full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a fair market value of $25,000. The purchase price of the stock is 85% of the average high and low market price on the day prior to the purchase date. Under the plan we sold approximately 430,000, 397,000 and 436,000 shares to employees during the years ended September 30, 2015, 2014 and 2013, respectively. The compensation cost is calculated as the value of the 15% discount from market value and was $3.5 million, $3 million and $2.7 million during the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

Employee investment funds

Certain key employees participate in the EIF Funds, which are limited partnerships that invest in certain of our private equity and venture capital activities and other unaffiliated venture capital limited partnerships (see Notes 2 and 11 for further information on our consolidation of the EIF Funds, which are VIEs). We made non-recourse loans to these key employees for two-thirds of the purchase price per unit. All of these loans have been repaid.

We have various employee investment funds. Certain key employees participate in these funds, which are limited partnerships that invest in certain unaffiliated venture capital limited partnerships.

NOTE 25 - NON-EMPLOYEE SHARE-BASED AND OTHER COMPENSATION

Stock option awards

Under the 2012 Plan, we may grant stock options to our independent contractor financial advisors. The 2012 Plan is the successor to the prior plan under which options have previously been issued to independent contractor financial advisors. Options are exercisable five years after the grant date provided that the financial advisors are still associated with us or have terminated within 45 days, disabled, deceased or, in some instances, recently retired. Option terms are specified in individual agreements and expire on a date no later than the sixth anniversary of the grant date. Options are granted with an exercise price equal to the market price of our stock on the grant date.

Index

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

Expense and income tax benefits related to stock option grants to our independent contractor financial advisors are presented below:

	Year ended September 30,
	2015	2014	2013
	(in thousands)
Total share-based expense	$27	$2,523	$1,282
Income tax benefits related to share-based expense	10	959	487

The fair value of each option grant awarded to an independent contractor financial advisor is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model with the following weighted-average assumptions used for the fiscal years ended September 30, 2015, 2014 and 2013:

	Year ended September 30,
	2015	2014	2013

Dividend yield	1.44%	1.19%	1.34%
Expected volatility	32.46%	40.27%	39.88%
Risk-free interest rate	1.36%	1.78%	1.16%
Expected lives (in years)	3.14	3.43	3.32

The dividend yield assumption is based on our declared dividend as a percentage of the stock price at each point in time the options are valued. The expected volatility assumption is based on our historical stock price and is a weighted average combining (1) the volatility of the most recent year, (2) the volatility of the most recent time period equal to the expected lives assumption, (3) the implied volatility of option contracts of RJF stock, and (4) the annualized volatility of the price of our stock since the late 1980s. The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at each point in time the options are valued. The expected lives assumption is based on the difference between the average of (1) the assumption that all outstanding options will be exercised at the midpoint between their vesting date and full contractual term and (2) the assumption that all outstanding options will be exercised at their full contractual term and the date of the current reporting period.

A summary of independent contractor financial advisors option activity for the fiscal year ended September 30, 2015 is presented below:

	Options for shares	Weighted-average exercise price ($)	Weighted-average remaining contractual term (years)	Aggregate intrinsic value ($)

Outstanding at October 1, 2014	239,625	$34.37
Granted	39,200	55.49
Exercised	(35,000)	23.86
Forfeited	(200)	55.49
Outstanding at September 30, 2015	243,625	$39.26	3.05	$2,635,000

Exercisable at September 30, 2015	13,000	$25.28	0.15	$307,000

As of September 30, 2015, there was $1 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to unvested stock options granted to our independent contractor financial advisors based on an estimated weighted-average fair value of $15.91 per share at that date. These costs are expected to be recognized over a weighted-average period of approximately 2.98 years.

Index

The intrinsic value of stock options exercised, and the fair value of stock options vested, as they pertain to our independent contractor financial advisors, for the years indicated are as follows:

	Year ended September 30,
	2015	2014	2013
	(in thousands)
Total intrinsic value of stock options exercised	$1,146	$1,329	$985
Total fair value of stock options vested	783	715	347

Cash received from stock option exercises for the fiscal year ended September 30, 2015 was $800 thousand.

Restricted stock awards

Under the 2012 Plan we may grant restricted shares of common stock or restricted stock units to our independent contractor financial advisors. The 2012 Plan is the successor to the prior plan under which restricted stock or restricted stock units have been issued to independent contractors. We issue new shares under this plan as it was approved by shareholders. Under the plan the awards are generally restricted for a five year period, during which time the awards are forfeitable in the event the independent contractor financial advisors are no longer associated with us, other than for death, disability or retirement.

The following activity pertaining to restricted stock awards to our independent contractor financial advisors occurred during the fiscal year ended September 30, 2015:

	Shares/Units	Weighted- average reporting date fair value ($)

Non-vested at October 1, 2014	14,906	$53.58
Granted	—
Vested	(12,320)
Forfeited	—
Non-vested at September 30, 2015	2,586	$49.63

The weighted-average fair value of share and unit awards vested during the fiscal year ended September 30, 2015 was $57.51 per share. There were no restricted stock awards forfeited during the fiscal year ended September 30, 2015.

Expense and income tax benefits related to our restricted stock awards granted to our independent contractor financial advisors are presented below:

	Year ended September 30,
	2015	2014	2013
	(in thousands)
Total share-based expense	$129	$317	$829
Income tax benefits related to share-based expense	49	121	315
The total fair value of share and unit awards vested during the fiscal years ended September 30, 2015, 2014 and 2013 was $700 thousand, $500 thousand and $3.1 million, respectively.

Other compensation

We offer non-qualified deferred compensation plans that provide benefits to our independent contractor financial advisors who meet certain production requirements. The Deferral Plan Funding Structure is the primary source of funding for this plan. The contributions are made in amounts approved annually by management.

Certain independent contractor financial advisors are eligible to participate in our VDCP. Eligible participants may elect to defer a percentage or specific dollar amount of their compensation into the VDCP. The Deferral Plan Funding Structure is the primary source of funding for this plan.

Index

NOTE 26 – REGULATIONS AND CAPITAL REQUIREMENTS

RJF, as a financial holding company, and RJ Bank, are subject to various regulatory capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our and RJ Bank’s financial results. Under capital adequacy guidelines, RJF and RJ Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. RJF’s and RJ Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Effective January 1, 2015, RJF and RJ Bank became subject to Basel III. Under the Basel III rules, the quantity and quality of regulatory capital increases, a capital conservation buffer was established, selected changes were made to the calculation of risk-weighted assets, and a new ratio, common equity Tier 1 was introduced, all of which are applicable to both RJF and RJ Bank. RJF and RJ Bank report regulatory capital under Basel III under the standardized approach. Various aspects of Basel III will be subject to multi-year transition periods through December 31, 2018. Prior to January 1, 2015, RJF and RJ Bank were subject to the capital requirements of Basel 2.5 and Basel 1, respectively.

RJF and RJ Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined in Basel III, Common equity Tier 1 capital to risk-weighted assets. RJF and RJ Bank each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies.  Effective January 1, 2016, RJF and RJ Bank will be required to report their capital conservation buffers. Capital levels are monitored to assess both RJF and RJ Bank’s capital position. At current capital levels, RJF and RJ Bank are each categorized as “well capitalized.”

To meet requirements for capital adequacy purposes or to be categorized as “well capitalized,” RJF must maintain minimum Common equity Tier 1, Tier 1 risk-based, Total risk-based, and Tier 1 leverage amounts and ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJF as of September 30, 2015:
(computed in accordance with Basel III)
Common equity Tier 1 capital	$4,101,353	22.1%	$834,677	4.5%	$1,205,644	6.5%
Tier 1 capital	$4,101,353	22.1%	$1,112,902	6.0%	$1,483,869	8.0%
Total capital	$4,290,431	23.1%	$1,483,869	8.0%	$1,854,837	10.0%
Tier 1 leverage	$4,101,353	16.1%	$1,018,859	4.0%	$1,273,574	5.0%

RJF as of September 30, 2014:
(computed in accordance with Basel 2.5)
Tier 1 capital	$3,775,385	19.7%	$765,589	4.0%	$1,148,384	6.0%
Total capital	$3,940,516	20.6%	$1,531,178	8.0%	$1,913,973	10.0%
Tier 1 leverage	$3,775,385	16.4%	$919,546	4.0%	$1,149,433	5.0%

The increase in RJF’s Total capital and Tier 1 capital ratios at September 30, 2015 compared to September 30, 2014 is primarily the result of positive earnings during the year ended September 30, 2015 and the implementation of the Basel III rules in relation to margin loans and RJ Bank’s SBL portfolio, which resulted in a reduced risk-weighting of the majority of these assets which are secured by marketable securities. RJF’s Tier 1 leverage ratio declined slightly compared to September 30, 2014 due to the growth of RJ Bank’s loan portfolio and an increase in segregated assets held for the exclusive benefit of our broker-dealer clients.

Index

To meet the requirements for capital adequacy or to be categorized as “well capitalized,” RJ Bank must maintain Common equity Tier 1, Tier 1 risk-based, Total risk-based, and Tier 1 leverage amounts and ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJ Bank as of September 30, 2015:
(computed in accordance with Basel III)
Common equity Tier 1 capital	$1,525,942	13.0%	$526,577	4.5%	$760,611	6.5%
Tier 1 capital	$1,525,942	13.0%	$702,103	6.0%	$936,137	8.0%
Total capital	$1,672,577	14.3%	$936,137	8.0%	$1,170,171	10.0%
Tier 1 leverage	$1,525,942	10.9%	$558,829	4.0%	$698,536	5.0%

RJ Bank as of September 30, 2014:
(computed in accordance with Basel 1)
Tier 1 capital	$1,314,374	11.2%	$467,926	4.0%	$701,889	6.0%
Total capital	$1,460,895	12.5%	$935,852	8.0%	$1,169,815	10.0%
Tier 1 leverage	$1,314,374	10.7%	$492,186	4.0%	$615,232	5.0%

The increase in RJ Bank’s Total and Tier 1 capital ratios at September 30, 2015 compared to September 30, 2014 is primarily due to the implementation of the Basel III rules in relation to RJ Bank’s SBL portfolio, which resulted in a reduced risk-weighting of the majority of these loans which are secured by marketable securities.

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

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJ&A and RJFS, each being member firms of the Financial Industry Regulatory Authority (“FINRA”), are subject to the rules of FINRA, whose capital requirements are substantially the same as Rule 15c3-1. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement,” which RJ&A and RJFS have each elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1 million, ($250 thousand for RJFS as of September 30, 2015) or two percent of aggregate debit items arising from client transactions. FINRA may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items.

The net capital position of our wholly owned broker-dealer subsidiary RJ&A is as follows:

	As of September 30,
	2015	2014
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	20.85%	24.14%
Net capital	$411,222	$442,866
Less: required net capital	(39,452)	(36,694)
Excess net capital	$371,770	$406,172

Index

The net capital position of our wholly owned broker-dealer subsidiary RJFS is as follows:

	As of September 30,
	2015	2014
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$25,828	$23,748
Less: required net capital	(250)	(250)
Excess net capital	$25,578	$23,498

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to their capital, profitability, liquidity position, frequency of designation or at the discretion of the IIROC. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. RJ Ltd. is not in Early Warning Level 1 or Level 2 at either September 30, 2015 or 2014.

The risk adjusted capital of RJ Ltd. is as follows (in Canadian currency):

	As of September 30,
	2015	2014
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$127,097	$107,645
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$126,847	$107,395

Raymond James Trust, N.A., (“RJ Trust”) is regulated by the OCC and is required to maintain sufficient capital and meet capital and liquidity requirements. As of September 30, 2015 and 2014, RJ Trust met the requirements.

At September 30, 2015, all of our other active regulated domestic and international subsidiaries are in compliance with and met all capital requirements.

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

We also act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another. Securities borrowed and securities loaned are carried at the amounts of cash

Index

collateral advanced and received in connection with the transactions. We measure the market value of the securities borrowed and loaned against the cash collateral on a daily basis. The market value of securities borrowed was $83.4 million and securities loaned was $39.7 million at September 30, 2015, and the market value of securities borrowed was $113.3 million and securities loaned was $61 million at September 30, 2014. The contract value of securities borrowed and securities loaned was $86.3 million and $44.4 million, respectively, at September 30, 2015 and the contract value of securities borrowed and securities loaned was $117.7 million and $67.3 million, respectively, at September 30, 2014. Additional cash is obtained as necessary to ensure such transactions are adequately collateralized. If another party to the transaction fails to perform as agreed (for example, failure to deliver a security or failure to pay for a security), we may incur a loss if the market value of the security is different from the contract amount of the transaction.

We have also loaned, to broker-dealers and other financial institutions, securities owned by clients and others for which we have received cash or other collateral. The market value of securities loaned was $432.6 million and $341.2 million at September 30, 2015 and 2014, respectively. The contract value of securities loaned was $434.2 million and $350 million at September 30, 2015 and 2014, respectively. If a borrowing institution or broker-dealer does not return a security, we may be obligated to purchase the security in order to return it to the owner. In such circumstances, we may incur a loss equal to the amount by which the market value of the security on the date of nonperformance exceeds the value of the collateral received from the financial institution or the broker-dealer.

We have sold securities that we do not currently own, and will, therefore, be obligated to purchase such securities at a future date. We have recorded $288 million and $238.4 million at September 30, 2015 and 2014, respectively, which represents the market value of such securities (see Notes 5 and 6 for further information). We are subject to loss if the market price of those securities not covered by a hedged position increases subsequent to fiscal year-end. We utilize short positions on government obligations and equity securities to economically hedge long inventory positions.

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

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of September 30, 2015, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $2.2 million and CDN $16.9 million, respectively. RJ Bank is also subject to foreign exchange risk related to its net investment in a Canadian subsidiary. See Note 18 for information regarding how RJ Bank utilizes net investment hedges to mitigate a portion of this risk.

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

Index

RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding are as follows:

	As of September 30,
	2015	2014
	(in thousands)
Standby letters of credit	$60,925	$100,582
Open end consumer lines of credit (primarily SBL)	$2,531,690	$1,585,717
Commercial lines of credit	$1,419,746	$1,692,896
Unfunded loan commitments	$322,419	$248,931

In the normal course of business, RJ Bank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. These standby letters of credit generally expire in one year or less. As of September 30, 2015, $60.9 million of such letters of credit were outstanding. In the event that a letter of credit is drawn down, RJ Bank would pursue repayment from the party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to satisfy the amounts drawn down under the existing letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients and, accordingly, RJ Bank uses a credit evaluation process and collateral requirements similar to those for loan commitments.

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

Index

NOTE 28 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Year ended September 30,
	2015	2014	2013
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$502,140	$480,248	$367,154
Less allocation of earnings and dividends to participating securities (1)	(1,610)	(3,007)	(4,164)
Net income attributable to RJF common shareholders	$500,530	$477,241	$362,990

Income for diluted earnings per common share:
Net income attributable to RJF	$502,140	$480,248	$367,154
Less allocation of earnings and dividends to participating securities (1)	(1,580)	(2,946)	(4,100)
Net income attributable to RJF common shareholders	$500,560	$477,302	$363,054

Common shares:
Average common shares in basic computation	142,548	139,935	137,732
Dilutive effect of outstanding stock options and certain restricted stock units	3,391	3,654	2,809
Average common shares used in diluted computation	145,939	143,589	140,541

Earnings per common share:
Basic	$3.51	$3.41	$2.64
Diluted	$3.43	$3.32	$2.58
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	2,849	1,503	1,153

(1)
Represents dividends paid during the year to participating securities plus an allocation of undistributed earnings to participating securities. Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 464 thousand, 887 thousand and 1.6 million for the years ended September 30, 2015, 2014 and 2013, respectively.  Dividends paid to participating securities amounted to $300 thousand, $500 thousand and $800 thousand for the years ended September 30, 2015, 2014, and 2013 respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are as follows:

	Year ended September 30,
	2015	2014	2013
Dividends per common share - declared	$0.72	$0.64	$0.56
Dividends per common share - paid	$0.70	$0.62	$0.55

NOTE 29 – SEGMENT INFORMATION

We currently operate through the following five business segments: “Private Client Group;” “Capital Markets;” “Asset Management;” RJ Bank; and the “Other” segment.

The business segments are determined based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. The financial results of our segments are presented using the same policies as those described in Note 2, “Summary of Significant Accounting Policies.” Segment results include charges allocating most corporate overhead and benefits to each segment, refer to the discussion of the Other segment below for a description of the corporate expenses that are not allocated to segments. Intersegment revenues, expenses, receivables and payables are eliminated upon consolidation.

The Private Client Group segment includes the retail branches of our broker-dealer subsidiaries located throughout the U.S., Canada and the United Kingdom. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance products to their individual clients. The segment includes net interest earnings on client margin loans and cash balances and certain fee revenues generated by the multi-bank aspect of the RJBDP. Additionally, this segment includes the activities associated with the borrowing and lending of securities to and from other broker-dealers,

Index

financial institutions and other counterparties, generally as an intermediary or to facilitate RJ&A’s clearance and settlement obligations, and the correspondent clearing services that we provide to other broker-dealer firms.

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

The Asset Management segment includes the operations of Eagle, the Eagle Family of Funds, Cougar, the asset management operations of RJ&A, trust services of RJ Trust, and other fee-based asset management programs.

RJ Bank originates and purchases C&I loans, tax-exempt loans, SBL, as well as commercial and residential real estate loans, all of which are funded primarily by cash balances swept from the investment accounts of our broker-dealer subsidiaries’ clients.

The Other segment includes our principal capital and private equity activities as well as certain corporate costs of RJF that are not allocated to operating segments including the interest cost on our public debt and in fiscal year 2013, certain acquisition and integration costs (see Note 3 for additional information).

Information concerning operating results in these segments are as follows:

	Year ended September 30,
	2015	2014	2013
	(in thousands)
Revenues:
Private Client Group	$3,519,558	$3,289,503	$2,930,603
Capital Markets	975,064	968,635	945,477
Asset Management	392,378	369,690	292,817
RJ Bank	425,988	360,317	356,130
Other	66,967	42,203	126,401
Intersegment eliminations	(71,791)	(64,888)	(55,630)
Total revenues(1)	$5,308,164	$4,965,460	$4,595,798
Income (loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$342,243	$330,278	$230,315
Capital Markets	107,009	130,565	102,171
Asset Management	135,050	128,286	96,300
RJ Bank	278,721	242,834	267,714
Other	(64,849)	(83,918)	(132,313)	(2)
Pre-tax income excluding noncontrolling interests	798,174	748,045	564,187
Add: net (loss) income attributable to noncontrolling interests	(21,462)	(32,097)	29,723
Income including noncontrolling interests and before provision for income taxes	$776,712	$715,948	$593,910

(1)	No individual client accounted for more than ten percent of total revenues in any of the years presented.

(2)
The Other segment includes acquisition and integration related expenses pertaining to our material acquisitions (for fiscal year 2013, our integration of Morgan Keegan) in the amount of $73.5 million for the year ended September 30, 2013. For the years ended September 30, 2015 and 2014, acquisition and integration related expenses are not material for separate disclosure as our Morgan Keegan integration activities were substantially complete as of September 30, 2013. See Note 3 for additional information.

Index

The following table presents our net interest income on a segment basis:

	Year ended September 30,
	2015	2014	2013
	(in thousands)
Net interest income (expense):
Private Client Group	$88,842	$89,527	$85,301
Capital Markets	7,634	5,326	4,076
Asset Management	127	92	81
RJ Bank	403,578	346,757	338,844
Other	(64,928)	(64,907)	(65,074)
Net interest income	$435,253	$376,795	$363,228

The following table presents our total assets on a segment basis:

	September 30,
	2015	2014
	(in thousands)
Total assets:
Private Client Group (1)	$6,870,379	$6,255,176
Capital Markets (2)	2,780,733	2,645,926
Asset Management	187,378	186,170
RJ Bank	14,191,566	12,036,945
Other	2,449,628	2,201,435
Total	$26,479,684	$23,325,652

(1)	Includes $186.7 million and $174.6 million of goodwill at September 30, 2015 and 2014, respectively.

(2)	Includes $120.9 million of goodwill at September 30, 2015 and 2014.

We have operations in the United States, Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Year ended September 30,
	2015	2014	2013
	(in thousands)
Revenues:
United States	$4,911,304	$4,512,808	$4,177,712
Canada	279,200	323,038	310,616
Europe	85,289	95,865	83,744
Other	32,371	33,749	23,726
Total	$5,308,164	$4,965,460	$4,595,798

Pre-tax income (loss) excluding noncontrolling interests:
United States	$784,517	$706,366	$543,093
Canada	17,770	37,947	28,470
Europe	(6,852)	(1,546)	(8,032)
Other	2,739	5,278	656
Total	$798,174	$748,045	$564,187

Index

Our total assets, classified by major geographic area in which they are held, are presented below:

	September 30,
	2015	2014
	(in thousands)
Total assets:
United States (1)	$24,543,645	$21,469,999
Canada(2)	1,814,178	1,773,703
Europe	36,669	39,872
Other	85,192	42,078
Total	$26,479,684	$23,325,652

(1)	Includes $274.6 million and $262.5 million of goodwill at September 30, 2015 and 2014, respectively.

(2)	Includes $33 million of goodwill at September 30, 2015 and 2014.

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

Our principal domestic broker-dealer subsidiaries of the Parent, RJ&A and RJFS, are required by regulations to maintain a minimum amount of net capital (other non-bank subsidiaries of the Parent are also required by regulations to maintain a minimum amount of net capital, but the net capital requirements of those other subsidiaries are much less significant). RJ&A is further required by certain covenants in its borrowing agreements to maintain net capital equal to 10% of aggregate debit balances. At September 30, 2015, each of these brokerage subsidiaries far exceeded their minimum net capital requirements, see Note 26 for further information.

Subsidiary net assets of approximately $1.8 billion as of September 30, 2015 are restricted under regulatory or other restrictions from being transferred from certain subsidiaries to the Parent, without prior approval of the respective entities’ regulator.

Liquidity available to the Parent from its other subsidiaries, other than broker-dealer subsidiaries and RJ Bank, is not limited by regulatory or other restrictions, but the available amounts are not as significant as those amounts described above. The Parent regularly receives a portion of the profits of subsidiaries, other than RJ Bank, as dividends.

See Notes 15, 17, 21 and 26 for more information regarding borrowings, commitments, contingencies and guarantees, and capital and regulatory requirements of the Parent and its subsidiaries.

Index

The following table presents the Parent’s statements of financial condition:

	September 30,
	2015	2014
	(in thousands)
Assets:
Cash and cash equivalents (1)	$746,042	$778,855
Intercompany receivables from subsidiaries:
Bank subsidiary	82	—
Non-bank subsidiaries (2)	853,222	710,318
Investments in consolidated subsidiaries:
Bank subsidiary	1,519,263	1,310,097
Non-bank subsidiaries	2,378,129	2,302,128
Property and equipment, net	10,602	10,320
Goodwill and identifiable intangible assets, net	31,954	31,954
Other assets	628,178	619,616
Total assets	$6,167,472	$5,763,288

Liabilities and equity:
Trade and other	$78,945	$78,993
Intercompany payables to subsidiaries:
Bank subsidiary	—	45
Non-bank subsidiaries	129,779	109,396
Accrued compensation and benefits	287,495	284,584
Senior notes payable	1,149,222	1,149,034
Total liabilities	1,645,441	1,622,052
Equity	4,522,031	4,141,236
Total liabilities and equity	$6,167,472	$5,763,288

(1)	Of the Parent’s total cash and cash equivalents, $451 million and $500 million at September 30, 2015 and 2014, respectively, is held in a deposit account at RJ Bank.

(2)
Of the total receivable from non-bank subsidiaries, $494 million and $458 million at September 30, 2015 and 2014, respectively, is invested in cash and cash equivalents by the subsidiary on behalf of the Parent.

Index

The following table presents the Parent’s statements of income:

	Year ended September 30,
	2015	2014	2013
	(in thousands)
Revenues:
Dividends from non-bank subsidiaries	$230,853	$253,218	$822,996
Dividends from bank subsidiary	—	25,000	100,000
Interest from subsidiaries	6,886	5,779	1,966
Interest	843	2,050	2,510
Other	3,823	1,613	6,017
Total revenues	242,405	287,660	933,489
Interest expense	(76,233)	(76,662)	(78,244)
Net revenues	166,172	210,998	855,245

Non-interest expenses:
Compensation and benefits	46,758	41,482	43,673
Communications and information processing	5,999	5,036	5,029
Occupancy and equipment costs	800	892	1,005
Business development	17,581	15,497	16,506
Other	10,365	8,252	9,608
Intercompany allocations and charges	(46,898)	(38,148)	(33,115)
Total non-interest expenses	34,605	33,011	42,706

Income before income tax benefit and equity in undistributed net income of subsidiaries	131,567	177,987	812,539
Income tax benefit	(42,688)	(37,170)	(54,047)
Income before equity in undistributed net income of subsidiaries	174,255	215,157	866,586
Equity in undistributed net income of subsidiaries	327,885	265,091	(499,432)
Net income	$502,140	$480,248	$367,154

Index

The following table presents the Parent’s statements of cash flows:

	Year ended September 30,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$502,140	$480,248	$367,154
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investments	(5,586)	(10,245)	(11,264)
Loss (gain) on company-owned life insurance	8,960	(17,989)	(24,907)
Equity in undistributed net income of subsidiaries	(327,885)	(265,091)	499,432
Other	60,634	75,725	(120,340)
Net change in:
Intercompany receivables	(102,866)	45,656	(68,635)
Other	51,442	44,360	33,584
Intercompany payables	20,338	(108,056)	(214,415)
Trade and other	(49)	12,835	10,017
Accrued compensation and benefits	2,911	7,668	148,622
Net cash provided by operating activities	210,039	265,111	619,248

Cash flows from investing activities:
(Investments in and advances to) distributions from subsidiaries, net	(49,613)	321,127	(384,622)
(Purchases) sales of investments, net	(4,601)	6,347	(171,677)
Purchase of investments in company-owned life insurance, net	(44,917)	(25,581)	(15,017)
Net cash (used in) provided by investing activities	(99,131)	301,893	(571,316)

Cash flows from financing activities:
Exercise of stock options and employee stock purchases	47,964	33,633	55,997
Purchase of treasury stock	(88,542)	(8,427)	(11,718)
Dividends on common stock	(103,143)	(88,102)	(76,593)
Net cash used in financing activities	(143,721)	(62,896)	(32,314)
Net (decrease) increase in cash and cash equivalents	(32,813)	504,108	15,618
Cash and cash equivalents at beginning of year	778,855	274,747	259,129
Cash and cash equivalents at end of year	$746,042	$778,855	$274,747

Supplemental disclosures of cash flow information:
Cash paid for interest	$76,297	$76,661	$78,439
Cash paid (received) for income taxes, net	$32,383	$(59,552)	$(100,179)

Supplemental disclosures of noncash investing activity:
Investments in (distributions from) subsidiaries, net	$507	$(132,117)	$457,048

Index

SUPPLEMENTARY DATA:

SELECTED QUARTERLY FINANCIAL DATA
(unaudited)

Fiscal Year 2015	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in thousands, except per share data)
Revenues	$1,279,844	$1,312,624	$1,348,713	$1,366,983
Net revenues	$1,252,460	$1,285,778	$1,320,989	$1,340,983
Non-interest expenses	$1,053,811	$1,110,145	$1,119,694	$1,139,848
Income including noncontrolling interests and before provision for income taxes	$198,649	$175,633	$201,295	$201,135
Net income attributable to Raymond James Financial, Inc.	$126,296	$113,463	$133,195	$129,186
Net income per share - basic	$0.89	$0.79	$0.93	$0.90
Net income per share - diluted	$0.87	$0.77	$0.91	$0.88
Dividends declared per share	$0.18	$0.18	$0.18	$0.18

Fiscal Year 2014	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in thousands, except per share data)
Revenues	$1,208,774	$1,204,625	$1,241,283	$1,310,778
Net revenues	$1,183,402	$1,178,645	$1,214,231	$1,285,091
Non-interest expenses	$1,004,590	$1,025,646	$1,035,298	$1,079,887
Income including noncontrolling interests and before provision for income taxes	$178,812	$152,999	$178,933	$205,204
Net income attributable to Raymond James Financial, Inc.	$116,633	$104,560	$122,689	$136,366
Net income per share - basic	$0.83	$0.74	$0.87	$0.97
Net income per share - diluted	$0.81	$0.72	$0.85	$0.94
Dividends declared per share	$0.16	$0.16	$0.16	$0.16

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Index

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During our fiscal year 2015, we implemented the new “Internal Control - Integrated Framework,” issued in May 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by COSO. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2015. KPMG LLP, who audited and reported on our consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of September 30, 2015 (included as follows).

Index

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Raymond James Financial, Inc.:
We have audited Raymond James Financial Inc.’s (the “Company” or “Raymond James”) internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report of management on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Raymond James maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Raymond James as of September 30, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2015, and our report dated November 25, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Tampa, Florida
November 25, 2015
Certified Public Accountants

Index

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers appears in Part I, Item 1 of this report. The balance of the information required by Item 10 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2016 Annual Meeting of Shareholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended September 30, 2015.

Item 11, 12, 13 and 14.

The information required by Items 11, 12, 13 and 14 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2016 Annual Meeting of Shareholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended September 30, 2015.

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

10.6	*
Composite Version of 2003 Raymond James Financial, Inc. Employee Stock Purchase Plan, as amended and restated, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders held February 19, 2009, filed with the Securities and Exchange Commission on January 12, 2009.

10.7	*
Letter agreement dated February 25, 2009 between Raymond James Financial, Inc. and Paul Reilly, incorporated by reference to Exhibit No. 10.14 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2009.

10.8	*
Agreement dated December 23, 2009, between Raymond James Financial, Inc. and Thomas A. James regarding service as Chairman of the Board after his retirement as Chief Executive Officer, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 9, 2010.

10.9.1	*
Composite Version of 2005 Raymond James Financial, Inc. Restricted Stock Plan (as amended on December 10, 2010), incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders held February 24, 2011, filed with the Securities and Exchange Commission on January 18, 2011.

10.9.2	*
Form of Notice of Restricted Stock Unit Award and associated Restricted Stock Unit Agreement (employee/independent contractor) under 2005 Raymond James Financial, Inc. Restricted Stock Plan, as amended, incorporated by reference to Exhibit 10.17.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2010.

10.9.3	*
Form of Amendment to Restricted Stock Grant Agreements outstanding under 2005 Raymond James Financial, Inc. Restricted Stock Plan, incorporated by reference to Exhibit 10.17.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2010.

10.10	*
Amended and Restated Raymond James Financial Long-Term Incentive Plan, as further amended and restated effective August 22, 2013, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2013.

10.11
Stock Purchase Agreement, dated January 11, 2012, between Raymond James Financial, Inc. and Regions Financial Corporation (excluding certain exhibits and schedules), incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 12, 2012.

Index

Exhibit Number		Description
10.12.1	*
Raymond James Financial, Inc. 2012 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders held February 23, 2012, filed with the Securities and Exchange Commission January 25, 2012.

10.12.2	*
Form of Contingent Stock Option Agreement under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2012.

10.12.3	*
Form of Stock Option Agreement under 2012 Stock Incentive Plan, as revised and approved on August 21, 2013, incorporated by reference to Exhibit 10.16.3 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2013.

10.12.4	*
Form of Restricted Stock Unit Agreement for Non-Bonus Award (Employee/Independent Contractor) under 2012 Stock Incentive Plan, as revised and approved on August 21, 2013, incorporated by reference to Exhibit 10.16.4 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2013.

10.12.5	*
Form of Restricted Stock Unit Agreement for Non-Employee Director under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2012.

10.12.6	*
Form of Restricted Stock Unit Agreement for Stock Bonus Award under 2012 Stock Incentive Plan, as revised and approved on August 21, 2013, incorporated by reference to Exhibit 10.16.6 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2013.

10.12.7	*
Form of Restricted Stock Unit Agreement for John C. Carson, Jr. (Performance-based Retention Award) under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2012.

10.12.8	*
Form of Restricted Stock Unit Agreement for Performance Based Restricted Stock Unit Award under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.20.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2013.

10.12.9
Raymond James Financial, Inc. 2012 Stock Incentive Plan Sub-Plan for French Employees with Form of Restricted Stock Unit Agreement, adopted and approved on February 20, 2014, incorporated by reference to Exhibit 10.16.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2014.

10.12.10	*
Form of Restricted Stock Unit Award Notice and Agreement (time-based vesting) which amends and restates Mr. Reilly’s award agreement issued in 2012 and will also be used for his subsequent award agreements, incorporated by reference to Exhibit 10.21.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

10.12.11	*
Form of Restricted Stock Unit Award Notice and Agreement (performance-based vesting) which amends and restates Mr. Reilly’s award agreement issued in 2012 and will also be used for his subsequent award agreements, incorporated by reference to Exhibit 10.21.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

10.12.12	*
Form of Restricted Stock Unit Award Notice and Agreement (time-based vesting), incorporated by reference to Exhibit 10.22.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

10.12.13	*
Form of Restricted Stock Unit Award Notice and Agreement (performance-based vesting), incorporated by reference to Exhibit 10.22.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

10.12.14	*
Form of Stock Option Agreement under 2012 Stock Incentive Plan, as revised and approved on November 20, 2013, incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 7, 2014.

10.12.15	*
Form of Restricted Stock Unit Agreement for Non-Bonus Award under 2012 Stock Incentive Plan, as revised and approved on November 20, 2013, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 7, 2014.

10.13.1	*
Employment Agreement, dated January 11, 2012, as amended and restated as of April 20, 2012, by and between Raymond James Financial, Inc. and John C. Carson, Jr., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 25, 2012.

10.13.2	*
Amendment to Employment Agreement, dated as of December 2, 2013, by and between Raymond James Financial, Inc. and John C. Carson, Jr., incorporated by reference to Exhibit 10.17.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2013.

10.14	*
Raymond James Financial, Inc. Voluntary Deferred Compensation Plan effective January 1, 2013, including the related Non-Qualified Deferred Compensation Plan Summary, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2013.

10.15	*
Form of Raymond James Financial, Inc. Restricted Cash Agreement dated as of March 31, 2013, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 20, 2013.

10.16	*
Letter Agreement, dated January 9, 2014, between Raymond James Financial, Inc. and Chester B. Helck regarding his retirement and transition of service and employment matters, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2014.

10.17
Revolving Credit Agreement, dated as of August 6, 2015, among Raymond James Financial, Inc. and a syndicate of lenders led by Bank of America, N.A. and Regions Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2015.

11
Statement re Computation of per Share Earnings (the calculation of per share earnings is included in Part II, Item 8, Note 28 in the Notes to Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

Index

Exhibit Number	Description
12	Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Paul C. Reilly pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jeffrey P. Julien pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Paul C. Reilly and Jeffrey P. Julien pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a management contract or compensatory plan or arrangement in which a director or named executive officer participates.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 25th day of November, 2015.

RAYMOND JAMES FINANCIAL, INC.

By /s/ PAUL C. REILLY
Paul C. Reilly, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL C. REILLY	Chief Executive Officer and Director	November 25, 2015
Paul C. Reilly

/s/ THOMAS A. JAMES	Executive Chairman and Director	November 25, 2015
Thomas A. James

/s/ CHARLES G. VON ARENTSCHILDT	Director	November 25, 2015
Charles G. von Arentschildt

/s/ SHELLEY G. BROADER	Director	November 25, 2015
Shelley G. Broader

/s/ JEFFREY N. EDWARDS	Director	November 25, 2015
Jeffrey N. Edwards

/s/ BENJAMIN C. ESTY	Director	November 25, 2015
Benjamin C. Esty

/s/ FRANCIS S. GODBOLD	Vice Chairman and Director	November 25, 2015
Francis S. Godbold

/s/ GORDON L. JOHNSON	Director	November 25, 2015
Gordon L. Johnson

/s/ ROBERT P. SALTZMAN	Director	November 25, 2015
Robert P. Saltzman

/s/ HARDWICK SIMMONS	Director	November 25, 2015
Hardwick Simmons

/s/ SUSAN N. STORY	Director	November 25, 2015
Susan N. Story

/s/ JEFFREY P. JULIEN	Executive Vice President - Finance,	November 25, 2015
Jeffrey P. Julien	Chief Financial Officer and Treasurer

/s/ JENNIFER C. ACKART	Senior Vice President and Controller	November 25, 2015
Jennifer C. Ackart	(Principal Accounting Officer)