Form 10-Q
period 2015-12-31
RAYMOND JAMES FINANCIAL INC
filed 2016-02-08
CIK 720005

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015
or

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

141,268,377 shares of common stock as of February 5, 2016

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Form 10-Q for the quarter ended December 31, 2015

Index

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31, 2015	September 30, 2015
	(in thousands)
Assets:
Cash and cash equivalents	$2,596,388	$2,601,006
Assets segregated pursuant to regulations and other segregated assets	3,076,683	2,905,324
Securities purchased under agreements to resell and other collateralized financings	405,507	474,144
Financial instruments, at fair value:
Trading instruments	471,715	690,551
Available for sale securities	558,132	513,730
Private equity investments	207,523	209,088
Other investments	247,935	248,751
Derivative instruments associated with offsetting matched book positions	352,585	389,457
Receivables:
Brokerage clients, net	1,967,935	2,185,296
Stock borrowed	115,444	124,373
Bank loans, net	13,733,265	12,988,021
Brokers-dealers and clearing organizations	100,096	134,890
Loans to financial advisors, net	523,141	488,760
Other	519,157	514,000
Deposits with clearing organizations	167,445	207,488
Prepaid expenses and other assets	763,300	705,391
Investments in real estate partnerships held by consolidated variable interest entities	195,796	199,678
Property and equipment, net	272,103	255,875
Deferred income taxes, net	258,770	266,899
Goodwill and identifiable intangible assets, net	374,407	376,962
Total assets	$26,907,327	$26,479,684

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(continued from previous page)

	December 31, 2015	September 30, 2015
	($ in thousands)
Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$229,413	$287,993
Securities sold under agreements to repurchase	245,554	332,536
Derivative instruments associated with offsetting matched book positions, at fair value	352,585	389,457
Payables:
Brokerage clients	4,782,327	4,671,073
Stock loaned	535,603	478,573
Bank deposits	12,657,609	11,919,881
Brokers-dealers and clearing organizations	140,956	164,054
Trade and other	662,294	729,245
Other borrowings	611,974	703,065
Accrued compensation, commissions and benefits	600,020	842,527
Loans payable of consolidated variable interest entities	19,080	25,960
Senior notes payable	1,149,269	1,149,222
Total liabilities	21,986,684	21,693,586
Commitments and contingencies (see Note 15)
Equity
Preferred stock; $.10 par value; authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Common stock; $.01 par value; authorized 350,000,000 shares; issued 150,262,610 at December 31, 2015 and 149,283,682 at September 30, 2015	1,501	1,491
Additional paid-in capital	1,414,953	1,344,779
Retained earnings	3,495,513	3,419,719
Treasury stock, at cost; 6,541,821 common shares at December 31, 2015 and 6,364,706 common shares at September 30, 2015	(214,509)	(203,455)
Accumulated other comprehensive loss	(50,644)	(40,503)
Total equity attributable to Raymond James Financial, Inc.	4,646,814	4,522,031
Noncontrolling interests	273,829	264,067
Total equity	4,920,643	4,786,098
Total liabilities and equity	$26,907,327	$26,479,684

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
	2015	2014
	(in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$849,662	$834,009
Investment banking	57,553	77,538
Investment advisory and related administrative fees	98,541	98,761
Interest	142,471	132,109
Account and service fees	116,823	111,158
Net trading profit	22,169	8,881
Other	14,307	17,388
Total revenues	1,301,526	1,279,844
Interest expense	(27,009)	(27,384)
Net revenues	1,274,517	1,252,460
Non-interest expenses:
Compensation, commissions and benefits	866,410	838,254
Communications and information processing	72,138	59,112
Occupancy and equipment costs	41,789	39,227
Clearance and floor brokerage	9,996	9,498
Business development	40,624	36,990
Investment sub-advisory fees	14,554	14,255
Bank loan loss provision	13,910	9,365
Acquisition-related expenses	1,872	—
Other	51,049	47,110
Total non-interest expenses	1,112,342	1,053,811
Income including noncontrolling interests and before provision for income taxes	162,175	198,649
Provision for income taxes	62,009	76,612
Net income including noncontrolling interests	100,166	122,037
Net loss attributable to noncontrolling interests	(6,163)	(4,259)
Net income attributable to Raymond James Financial, Inc.	$106,329	$126,296

Net income per common share – basic	$0.74	$0.89
Net income per common share – diluted	$0.73	$0.87
Weighted-average common shares outstanding – basic	143,058	141,246
Weighted-average common and common equivalent shares outstanding – diluted	146,141	145,282

Net income attributable to Raymond James Financial, Inc.	$106,329	$126,296
Other comprehensive (loss) income, net of tax:(1)
Unrealized losses on available for sale securities and non-credit portion of other-than-temporary impairment losses	(6,791)	(24)
Unrealized losses on currency translations, net of the impact of net investment hedges	(6,615)	(6,440)
Unrealized gain on cash flow hedges	3,265	—
Total comprehensive income	$96,188	$119,832

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$374	$1,751
Portion of pre-tax recoveries recognized in other comprehensive income	(374)	(1,751)
Net impairment losses recognized in other revenue	$—	$—

(1)	All components of other comprehensive (loss) income, net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended December 31,
	2015	2014
	(in thousands, except per share amounts)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,491	$1,444
Share issuances	10	25
Balance, end of period	1,501	1,469

Additional paid-in capital:
Balance, beginning of year	1,344,779	1,239,046
Employee stock purchases	5,054	3,877
Exercise of stock options and vesting of restricted stock units, net of forfeitures	8,996	11,284
Restricted stock, stock option and restricted stock unit expense	21,104	21,885
Excess tax benefit from share-based payments	34,791	9,367
Other	229	35
Balance, end of period	1,414,953	1,285,494

Retained earnings:
Balance, beginning of year	3,419,719	3,023,845
Net income attributable to Raymond James Financial, Inc.	106,329	126,296
Cash dividends declared	(30,535)	(26,643)
Balance, end of period	3,495,513	3,123,498

Treasury stock:
Balance, beginning of year	(203,455)	(121,211)
Purchases/surrenders	(6,009)	(5,679)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(5,045)	(4,554)
Balance, end of period	(214,509)	(131,444)

Accumulated other comprehensive loss:(1)
Balance, beginning of year	$(40,503)	$(1,888)
Net change in unrealized losses on available for sale securities and non-credit portion of other-than-temporary impairment losses, net of tax	(6,791)	(24)
Net change in currency translations and net investment hedges, net of tax	(6,615)	(6,440)
Net change in cash flow hedges, net of tax	3,265	—
Balance, end of period	(50,644)	(8,352)
Total equity attributable to Raymond James Financial, Inc.	$4,646,814	$4,270,665

Noncontrolling interests:
Balance, beginning of year	$264,067	$292,020
Net loss attributable to noncontrolling interests	(6,163)	(4,259)
Capital contributions	15,223	9,898
Distributions	(3,396)	(8,996)
Other	4,098	(1,194)
Balance, end of period	273,829	287,469
Total equity	$4,920,643	$4,558,134

(1)	All components of other comprehensive (loss) income, net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended December 31,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$106,329	$126,296
Net loss attributable to noncontrolling interests	(6,163)	(4,259)
Net income including noncontrolling interests	100,166	122,037

Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	17,909	16,327
Deferred income taxes	6,631	(4,090)
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	2,587	(6,704)
Provisions for loan losses, legal proceedings, bad debts and other accruals	22,588	16,267
Share-based compensation expense	22,400	22,665
Other	6,881	1,872
Net change in:
Assets segregated pursuant to regulations and other segregated assets	(171,359)	129,310
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	(18,345)	154,499
Stock loaned, net of stock borrowed	65,959	(79,005)
Loans provided to financial advisors, net of repayments	(38,500)	(27,537)
Brokerage client receivables and other accounts receivable, net	246,998	259,730
Trading instruments, net	162,685	14,616
Prepaid expenses and other assets	75,873	31,112
Brokerage client payables and other accounts payable	76,620	(96,971)
Accrued compensation, commissions and benefits	(242,815)	(224,936)
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	(74,078)	(80,176)
Excess tax benefits from share-based payment arrangements	(34,791)	(9,367)
Net cash provided by operating activities	227,409	239,649

Cash flows from investing activities:
Additions to property and equipment	(32,581)	(13,058)
Increase in bank loans, net	(770,371)	(766,663)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(1,063)	(450)
Proceeds from sales of loans held for investment	35,375	14,869
Purchases, or contributions, to private equity or other investments, net of proceeds from sales of, or distributions received from, private equity and other investments	(25,128)	(17,667)
Purchases of available for sale securities	(77,223)	—
Available for sale securities maturations, repayments and redemptions	21,627	17,485
Investments in real estate partnerships held by consolidated variable interest entities, net of other investing activity	(7,349)	46
Net cash used in investing activities	$(856,713)	$(765,438)

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued from previous page)

	Three months ended December 31,
	2015	2014
	(in thousands)
Cash flows from financing activities:
Repayments of short-term borrowings, net	$(115,000)	$(49,700)
Proceeds from Federal Home Loan Bank advances, net	25,000	—
Repayments of other borrowed funds	(1,091)	(1,050)
Repayments of borrowings by consolidated variable interest entities which are real estate partnerships	(7,159)	(9,924)
Exercise of stock options and employee stock purchases	14,386	17,073
Increase in bank deposits	737,728	1,060,095
Purchases of treasury stock	(12,139)	(12,708)
Dividends on common stock	(27,106)	(23,626)
Excess tax benefits from share-based payments	34,791	9,367
Net cash provided by financing activities	649,410	989,527

Currency adjustment:
Effect of exchange rate changes on cash	(24,724)	(13,416)
Net (decrease) increase in cash and cash equivalents	(4,618)	450,322
Cash and cash equivalents at beginning of year	2,601,006	2,199,063
Cash and cash equivalents at end of period	$2,596,388	$2,649,385

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,421	$26,867
Cash paid for income taxes	$33,917	$66,578
Non-cash transfers of loans to other real estate owned	$608	$1,577

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2015

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100% owned subsidiaries. In addition we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 on pages 118 - 121 in the section titled, “Evaluation of VIEs to determine whether consolidation is required” as presented in our Annual Report on Form 10-K for the year ended September 30, 2015, as filed with the United States (“U.S.”) Securities and Exchange Commission (the “2015 Form 10-K”) and in Note 9 herein. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

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

The nature of our business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in our 2015 Form 10-K. To prepare condensed consolidated financial statements in conformity with GAAP, we must make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could have a material impact on the condensed consolidated financial statements.

Significant subsidiaries

As of December 31, 2015, our significant subsidiaries, all wholly owned, include: Raymond James & Associates, Inc. (“RJ&A”) a domestic broker-dealer carrying client accounts, Raymond James Financial Services, Inc. (“RJFS”) an introducing domestic broker-dealer, Raymond James Financial Services Advisors, Inc. (“RJFSA”) a registered investment advisor, Raymond James Ltd. (“RJ Ltd.”) a broker-dealer headquartered in Canada, Eagle Asset Management, Inc. (“Eagle”) a registered investment advisor, and Raymond James Bank, N.A. (“RJ Bank”) a national bank.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Index

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 on pages 103 - 121 of our 2015 Form 10-K. There have been no significant changes in our significant accounting policies since September 30, 2015.

Brokerage client receivables, loans to financial advisors and allowance for doubtful accounts

As more fully described in Note 2 on page 110 - 111 of our 2015 Form 10-K, we have certain financing receivables that arise from businesses other than our banking business. Specifically, we offer loans to financial advisors and certain key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes. We present the outstanding balance of loans to financial advisors on our Condensed Consolidated Statements of Financial Condition, net of their applicable allowances for doubtful accounts. The allowance for doubtful accounts balance associated with all of our loans to financial advisors is $3.7 million at both December 31, 2015 and September 30, 2015. Of the December 31, 2015 loans to financial advisors, the portion of the balance associated with financial advisors who are no longer affiliated with us, after consideration of the allowance for doubtful accounts, is approximately $6.1 million.

NOTE 3 – ACQUISITIONS

Acquisition announcements

On December 3, 2015 (the “Announcement Date”), we announced that we entered into a definitive asset purchase agreement to acquire the U.S. Private Client Services unit of Deutsche Asset & Wealth Management (“Deutsche AWM”). As of the Announcement Date, Deutsche AWM had approximately 200 financial advisors with approximately $50 billion of client assets which generate approximately $300 million in total annual revenues. The Deutsche AWM financial advisors are focused primarily on high net worth clients. Upon completion of the acquisition, which we expect to occur during the fourth quarter of this fiscal year 2016, we plan for the Deutsche AWM financial advisors to operate within a newly formed “Alex. Brown” division of RJ&A.

See Note 15 for additional information regarding the commitments we have made that are associated with this acquisition.

The acquisition-related expenses presented on our Condensed Consolidated Statements of Income and Comprehensive income for the three months ended December 31, 2015 pertain to certain nonrecurring costs (including legal and travel-related expense) incurred during the period in connection with the future acquisition of Deutsche AWM.

Acquisitions completed in the prior fiscal year

Cougar Global Investments Limited

On April 30, 2015, we completed our acquisition of Cougar Global Investments Limited (“Cougar”), an asset management firm based in Toronto, Canada. Cougar’s global asset allocation strategies are now offered to our asset management clients worldwide through our Eagle subsidiary. Cougar’s results of operations have been included in our results prospectively since April 30, 2015. See Note 3 on pages 121 - 122 of our 2015 Form 10-K for additional information regarding the Cougar acquisition.

The Producers Choice LLC

On July 31, 2015 (the “TPC Closing Date”), we completed our acquisition of The Producers Choice LLC (“TPC”), a Troy, Michigan based private insurance and annuity marketing organization. TPC brings additional life insurance and annuity specialists to our existing insurance product offerings. TPC’s results of operations have been included in our results prospectively since July 31, 2015. See Note 3 on pages 121 - 122 of our 2015 Form 10-K for additional information regarding the TPC acquisition.

See Note 15 for information regarding the contingent consideration associated with this acquisition.

Index

NOTE 4 – CASH AND CASH EQUIVALENTS, ASSETS SEGREGATED PURSUANT TO REGULATIONS, AND DEPOSITS WITH CLEARING ORGANIZATIONS

Our cash equivalents include money market funds or highly liquid investments with original maturities of 90 days or less, other than those used for trading purposes.  For discussion of our accounting policies regarding assets segregated pursuant to regulations and other segregated assets, see Note 2 on page 104 of our 2015 Form 10-K.

Our cash and cash equivalents, assets segregated pursuant to regulations or other segregated assets, and deposits with clearing organization balances are as follows:

	December 31, 2015	September 30, 2015
	(in thousands)
Cash and cash equivalents:
Cash in banks	$2,593,851	$2,597,568
Money market fund investments	2,537	3,438
Total cash and cash equivalents (1)	2,596,388	2,601,006
Cash segregated pursuant to federal regulations and other segregated assets (2)	3,076,683	2,905,324
Deposits with clearing organizations (3)	167,445	207,488
	$5,840,516	$5,713,818

(1)
The total amounts presented include cash and cash equivalents of $1.24 billion and $1.22 billion as of December 31, 2015 and September 30, 2015, respectively, which are either held directly by RJF in depository accounts at third party financial institutions, held in a depository account at RJ Bank, or are otherwise invested by one of our subsidiaries on behalf of RJF, all of which are available without restrictions.

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

NOTE 5 – FAIR VALUE

For a discussion of our valuation methodologies for assets, liabilities measured at fair value, and the fair value hierarchy, see Note 2 on pages 105 - 110 of our 2015 Form 10-K. There have been no material changes to our valuation methodologies since our year ended September 30, 2015.

Assets and liabilities measured at fair value on a recurring and nonrecurring basis are presented below:

December 31, 2015	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of December 31, 2015
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$2,507	$89,035	$—		$—	$91,542
Corporate obligations	3,405	43,875	189		—	47,469
Government and agency obligations	6,417	70,266	—		—	76,683
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	1,488	143,891	—		—	145,379
Non-agency CMOs and asset-backed securities (“ABS”)	—	48,738	9		—	48,747
Total debt securities	13,817	395,805	198		—	409,820
Derivative contracts	—	124,166	—		(91,322)	32,844
Equity securities	12,971	3,056	—		—	16,027
Corporate loans	—	1,814	—		—	1,814
Other	718	8,528	1,964		—	11,210
Total trading instruments	27,506	533,369	2,162		(91,322)	471,715
Available for sale securities:
Agency MBS and CMOs	—	358,769	—		—	358,769
Non-agency CMOs	—	67,678	—		—	67,678
Other securities	1,306	—	—		—	1,306
Auction rate securities (“ARS”):
Municipals	—	—	27,480		—	27,480
Preferred securities	—	—	102,899		—	102,899
Total available for sale securities	1,306	426,447	130,379		—	558,132
Private equity investments	—	—	207,523	(3)	—	207,523
Other investments (4)	230,616	16,826	493		—	247,935
Derivative instruments associated with offsetting matched book positions	—	352,585	—		—	352,585
Deposits with clearing organizations(5)	29,292	—	—		—	29,292
Other assets	—	—	1,526	(6)	—	1,526
Total assets at fair value on a recurring basis	$288,720	$1,329,227	$342,083		$(91,322)	$1,868,708

Assets at fair value on a nonrecurring basis:
Bank loans, net:
Impaired loans	$—	$26,222	$37,035		$—	$63,257
Loans held for sale(7)	—	57,085	—		—	57,085
Total bank loans, net	—	83,307	37,035		—	120,342
Other real estate owned (“OREO”)(8)	—	115	—		—	115
Total assets at fair value on a nonrecurring basis	$—	$83,422	$37,035		$—	$120,457

(continued on next page)

December 31, 2015	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of December 31, 2015
	(in thousands)
	(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$2,809	$2	$—	$—	$2,811
Corporate obligations	579	34,316	—	—	34,895
Government obligations	167,234	—	—	—	167,234
Agency MBS and CMOs	1,020	27	—	—	1,047
Total debt securities	171,642	34,345	—	—	205,987
Derivative contracts	—	102,092	—	(79,021)	23,071
Equity securities	355	—	—	—	355
Other securities	—	—	—	—	—
Total trading instruments sold but not yet purchased	171,997	136,437	—	(79,021)	229,413
Derivative instruments associated with offsetting matched book positions	—	352,585	—	—	352,585
Trade and other payables:
Derivative contracts(9)	—	10,393	—	—	10,393
Other liabilities	—	—	67	—	67
Total trade and other payables	—	10,393	67	—	10,460
Total liabilities at fair value on a recurring basis	$171,997	$499,415	$67	$(79,021)	$592,458

(1)
We had $1.3 million in transfers of financial instruments from Level 1 to Level 2 during the three months ended December 31, 2015.  These transfers were a result of a decrease in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement. We had $400 thousand in transfers of financial instruments from Level 2 to Level 1 during the three months ended December 31, 2015.  These transfers were a result of an increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

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

(3)
The portion of these investments we do not own is approximately $52 million as of December 31, 2015 and are included as a component of noncontrolling interest in our Condensed Consolidated Statements of Financial Condition. The weighted average portion we own is approximately $156 million or 75% of the total private equity investments of $208 million included in our Condensed Consolidated Statements of Financial Condition.

(4)
Other investments include $109 million of financial instruments that are related to obligations to perform under certain deferred compensation plans (see Note 2 on pages 117 - 118, and Note 24 on page 176, of our 2015 Form 10-K for further information regarding these plans).

(5)	Consists of deposits we provide to clearing organizations or exchanges that are in the form of marketable securities.

(6)
Includes the fair value of forward commitments to purchase GNMA or FNMA (as hereinafter defined) MBS arising from our fixed income public finance operations. See Note 2 on page 107, and Note 21 on page 170 of our 2015 Form 10-K, as well as Note 15 in this report, for additional information regarding the GNMA or FNMA MBS commitments.

(7)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(8)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Condensed Consolidated Statements of Financial Condition is net of the estimated selling costs.

(9)	Consists of derivatives arising from RJ Bank’s business operations, see Note 12 for additional information.

September 30, 2015	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of September 30, 2015
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$17,318	$188,745	$—		$—	$206,063
Corporate obligations	2,254	92,907	156		—	95,317
Government and agency obligations	7,781	108,166	—		—	115,947
Agency MBS and CMOs	253	117,317	—		—	117,570
Non-agency CMOs and ABS	—	46,931	9		—	46,940
Total debt securities	27,606	554,066	165		—	581,837
Derivative contracts	—	132,707	—		(90,621)	42,086
Equity securities	24,859	3,485	—		—	28,344
Corporate loans	—	4,814	—		—	4,814
Other	679	30,805	1,986		—	33,470
Total trading instruments	53,144	725,877	2,151		(90,621)	690,551
Available for sale securities:
Agency MBS and CMOs	—	302,195	—		—	302,195
Non-agency CMOs	—	71,369	—		—	71,369
Other securities	1,402	—	—		—	1,402
ARS:
Municipals	—	—	28,015		—	28,015
Preferred securities	—	—	110,749		—	110,749
Total available for sale securities	1,402	373,564	138,764		—	513,730
Private equity investments	—	—	209,088	(3)	—	209,088
Other investments (4)	230,839	17,347	565		—	248,751
Derivative instruments associated with offsetting matched book positions	—	389,457	—		—	389,457
Deposits with clearing organizations (5)	29,701	—	—		—	29,701
Other assets:
Derivative contracts (6)	—	917	—		—	917
Other assets	—	—	4,975	(7)	—	4,975
Total other assets	—	917	4,975		—	5,892
Total assets at fair value on a recurring basis	$315,086	$1,507,162	$355,543		$(90,621)	$2,087,170

Assets at fair value on a nonrecurring basis:
Bank loans, net:
Impaired loans	$—	$28,082	$37,830		$—	$65,912
Loans held for sale (8)	—	14,334	—		—	14,334
Total bank loans, net	—	42,416	37,830		—	80,246
OREO (9)	—	671	—		—	671
Total assets at fair value on a nonrecurring basis	$—	$43,087	$37,830		$—	$80,917

(continued on next page)

September 30, 2015	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of September 30, 2015
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

(4)
Other investments include $106 million of financial instruments that are related to obligations to perform under certain deferred compensation plans (see Note 2 on pages 117 - 118, and Note 24 on page 176, of our 2015 Form 10-K for further information regarding these plans).

(5)	Consists of deposits we provide to clearing organizations or exchanges that are in the form of marketable securities.

(6)	Consists of derivatives arising from RJ Bank’s business operations, see Note 12 for additional information.

(7)
Includes the fair value of forward commitments to purchase GNMA or FNMA (as hereinafter defined) MBS arising from our fixed income public finance operations. See Note 2 on page 107, and Note 21 on page 170 of our 2015 Form 10-K for additional information.

(8)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(9)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Condensed Consolidated Statements of Financial Condition is net of the estimated selling costs.

The adjustment to fair value of the nonrecurring fair value measures for the three months ended December 31, 2015 resulted in a $100 thousand additional provision for loan losses relating to impaired loans and $200 thousand in other losses relating to loans held for sale and OREO. The adjustment to fair value of the nonrecurring fair value measures for the three months ended December 31, 2014 resulted in a $100 thousand additional provision for loan losses relating to impaired loans and $100 thousand in other losses relating to loans held for sale and OREO.

Changes in Level 3 recurring fair value measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis is presented below:

Three months ended December 31, 2015 Level 3 assets at fair value (in thousands)
	Financial assets								Financial liabilities
	Trading instruments			Available for sale securities		Private equity, other investments and other assets			Payables- trade and other
	Corporate obligations	Non- agency CMOs & ABS	Other	ARS – municipals	ARS - preferred securities	Private equity investments	Other investments	Other assets	Other liabilities
Fair value September 30, 2015	$156	$9	$1,986	$28,015	$110,749	$209,088	$565	$4,975	$(58)
Total gains (losses) for the period:
Included in earnings	(40)	—	(249)	—	—	171	(7)	(3,449)	—
Included in other comprehensive income	—	—	—	(535)	(7,850)	—	—	—	—
Purchases and contributions	73	—	19,017	—	—	4,554	—	—	(9)
Sales	—	—	(18,790)	—	—	(18)	—	—	—
Redemptions by issuer	—	—	—	—	—	—	(9)	—	—
Distributions	—	—	—	—	—	(6,272)	(56)	—	—
Transfers: (1)
Into Level 3	—	—	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—	—	—	—
Fair value December 31, 2015	$189	$9	$1,964	$27,480	$102,899	$207,523	$493	$1,526	$(67)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$(40)	$—	$(11)	$—	$—	$171	$(7)	$(3,449)	$—

(1)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Three months ended December 31, 2014 Level 3 assets at fair value (in thousands)
	Financial assets									Financial liabilities
	Trading instruments			Available for sale securities		Private equity, other investments and other assets				Payables- trade and other
	Non- agency CMOs & ABS	Equity securities	Other	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other assets	Other liabilities
Fair value September 30, 2014	$11	$44	$2,309	$86,696	$114,039	$211,666		$1,731	$787	$(58)
Total gains (losses) for the period:
Included in earnings	—	5	(20)	—	—	2,646	(1)	40	1,620	—
Included in other comprehensive income	—	—	—	(882)	(1,084)	—		—	—	—
Purchases and contributions	—	20	11,975	—	—	4,102		—	—	—
Sales	—	—	(9,000)	—	—	—		—	—	—
Redemptions by issuer	—	—	—	—	—	—		(10)	—	—
Distributions	—	—	—	—	—	(9,740)		(197)	—	—
Transfers: (2)
Into Level 3	—	—	—	—	—	—		—	—	—
Out of Level 3	—	(55)	—	—	—	—		—	—	—
Fair value December 31, 2014	$11	$14	$5,264	$85,814	$112,955	$208,674		$1,564	$2,407	$(58)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$5	$—	$—	$—	$2,646		$40	$1,620	$—

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

As of December 31, 2015, 6.9% of our assets and 2.7% of our liabilities are instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of December 31, 2015 represent 18.3% of our assets measured at fair value. In comparison, as of December 31, 2014, 8.1% and 3% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of December 31, 2014 represented 21% of our assets measured at fair value. Level 3 instruments as a percentage of total financial instruments decreased by 3% as compared to December 31, 2014, primarily as a result of the sale or redemption of a portion of our ARS portfolio since December 31, 2014.

Gains and losses related to Level 3 recurring fair value measurements included in earnings are presented in net trading profit, other revenues and other comprehensive income in our Condensed Consolidated Statements of Income and Comprehensive Income as follows:

	Net trading profit	Other revenues	Other comprehensive income
	(in thousands)
For the three months ended December 31, 2015
Total losses included in revenues	$(289)	$(3,285)	—
Change in unrealized losses for assets held at the end of the reporting period	$(51)	$(3,285)	$(8,385)

For the three months ended December 31, 2014
Total (losses) gains included in revenues	$(15)	$4,306	—
Change in unrealized gains (losses) for assets held at the end of the reporting period	$5	$4,306	$(1,966)

Quantitative information about level 3 fair value measurements

The significant assumptions used in the valuation of level 3 financial instruments are as follows (the table that follows includes the significant majority of the financial instruments we hold that are classified as level 3 measures):

Level 3 financial instrument	Fair value at December 31, 2015 (in thousands)	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements:
Available for sale securities:
ARS:
Municipals	$11,059	Discounted cash flow
			Average discount rate(a)	5.23% - 6.69% (5.96%)
			Average interest rates applicable to future interest income on the securities(b)	1.93% - 3.36% (2.65%)
			Prepayment year(c)	2018 - 2025 (2022)
Municipals	$16,421	Scenario 1 - Discounted cash flow	Average discount rate(a)	4.46% - 5.46% (4.96%)
			Average interest rates applicable to future interest income on the securities(b)	1.63% - 1.63% (1.63%)
			Prepayment year(c)	2016 - 2020 (2020)
		Scenario 2 - recent trades	Observed trades (in inactive markets) of in-portfolio securities	70% of par - 92.78% of par (76.83% of par)
			Weighting assigned to outcome of scenario 1/scenario 2	75%/25%
Preferred securities	$102,899	Scenario 1 - Discounted cash flow	Average discount rate(a)	4.98% - 6.59% (5.73%)
			Average interest rates applicable to future interest income on the securities(b)	2.23% - 3.90% (2.35%)
			Prepayment year(c)	2016 - 2020 (2020)
		Scenario 2 - recent trades	Observed trades (in inactive markets) of in-portfolio securities	70% of par - 92.78% of par (76.83% of par)
			Weighting assigned to outcome of scenario 1/scenario 2	75%/25%
Private equity investments:	$54,568	Income or market approach:
		Scenario 1 - income approach - discounted cash flow	Discount rate(a)	13% - 21% (17.5%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2017 - 2019 (2018)
		Scenario 2 - market approach - market multiple method	EBITDA Multiple(d)	4.75 - 7.5 (6.1)
			Weighting assigned to outcome of scenario 1/scenario 2	72%/28%
	$152,955	Transaction price or other investment-specific events(e)	Not meaningful(e)	Not meaningful(e)
Nonrecurring measurements:
Impaired loans: residential	$23,158	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.26 yrs.)
Impaired loans: corporate	$13,877	Appraisal or discounted cash flow value(f)	Not meaningful(f)	Not meaningful(f)

The text of the footnotes in the above table are on the following page.

The text of the footnotes to the table on the previous page are as follows:

(a)	Represents discount rates used when we have determined that market participants would take these discounts into account when pricing the investments.

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

(f)
The valuation techniques used for the impaired corporate loan portfolio were appraisals less selling costs for the collateral dependent loans and discounted cash flows for the remaining impaired loans that are not collateral dependent.

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

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of December 31, 2015, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

Other fair value disclosures

Many, but not all, of the financial instruments we hold are recorded at fair value in the Condensed Consolidated Statements of Financial Condition. Refer to Note 5 on pages 132 - 133 of our 2015 Form 10-K for discussion of the methods and assumptions we apply to the determination of fair value of our financial instruments that are not otherwise recorded at fair value.

The estimated fair values by level within the fair value hierarchy and the carrying amounts of our financial instruments that are not carried at fair value are as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
	(in thousands)
December 31, 2015
Financial assets:
Bank loans, net (1)	$—	$137,669	$13,404,463	$13,542,132	$13,610,955

Financial liabilities:
Bank deposits	$—	$12,298,660	$359,247	$12,657,907	$12,657,609
Other borrowings (2)	$—	$37,217	$—	$37,217	$36,659
Senior notes payable	$373,240	$880,171	$—	$1,253,411	$1,149,269

September 30, 2015
Financial assets:
Bank loans, net (1)	$—	$105,199	$12,799,065	$12,904,264	$12,907,776

Financial liabilities:
Bank deposits	$—	$11,564,963	$358,981	$11,923,944	$11,919,881
Other borrowings (2)	$—	$38,455	$—	$38,455	$37,716
Senior notes payable	$368,760	$892,963	$—	$1,261,723	$1,149,222

(1)	Excludes all impaired loans and loans held for sale which have been recorded at fair value in the Condensed Consolidated Statements of Financial Condition at December 31, 2015 and September 30, 2015.

(2)
Excludes the components of other borrowings that are recorded at amounts that approximate their fair value in the Condensed Consolidated Statements of Financial Condition at December 31, 2015 and September 30, 2015.

Index

NOTE 6 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	December 31, 2015		September 30, 2015
	Trading instruments	Instruments sold but not yet purchased	Trading instruments	Instruments sold but not yet purchased
	(in thousands)
Municipal and provincial obligations	$91,542	$2,811	$206,063	$18,313
Corporate obligations	47,469	34,895	95,317	33,184
Government and agency obligations	76,683	167,234	115,947	205,658
Agency MBS and CMOs	145,379	1,047	117,570	5,007
Non-agency CMOs and ABS	48,747	—	46,940	—
Total debt securities	409,820	205,987	581,837	262,162

Derivative contracts (1)	32,844	23,071	42,086	20,239
Equity securities	16,027	355	28,344	3,098
Corporate loans	1,814	—	4,814	—
Other (2)	11,210	—	33,470	2,494
Total	$471,715	$229,413	$690,551	$287,993

(1)
Represents the derivative contracts held for trading purposes. These balances do not include all derivative instruments. See Note 12 for further information regarding all of our derivative transactions, and see Note 13 for additional information regarding offsetting financial instruments.

(2)
Of the trading instruments balance, $8.5 million and $30.8 million are brokered certificates of deposit issued by third party financial institutions as of December 31, 2015 and September 30, 2015, respectively.

See Note 5 for additional information regarding the fair value of trading instruments and trading instruments sold but not yet purchased.

NOTE 7 – AVAILABLE FOR SALE SECURITIES

Available for sale securities are comprised of MBS and CMOs owned by RJ Bank and ARS owned by one of our non-broker-dealer subsidiaries. Refer to the discussion of our available for sale securities accounting policies, including the fair value determination process, in Note 2 on pages 107 - 108 of our 2015 Form 10-K.

There were no proceeds from the sale of available for sale securities held by RJ Bank during either of the three months ended December 31, 2015 or 2014.

There were no proceeds from the sale or redemption of ARS during either of the three months ended December 31, 2015 or 2014.

Index

The amortized cost and fair values of available for sale securities are as follows:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
December 31, 2015
Available for sale securities:
Agency MBS and CMOs	$360,360	$587	$(2,178)	$358,769
Non-agency CMOs (1)	71,572	14	(3,908)	67,678
Other securities	1,575	—	(269)	1,306
Total RJ Bank available for sale securities	433,507	601	(6,355)	427,753

Auction rate securities:
Municipal obligations	28,966	14	(1,500)	27,480
Preferred securities	104,302	—	(1,403)	102,899
Total auction rate securities	133,268	14	(2,903)	130,379
Total available for sale securities	$566,775	$615	$(9,258)	$558,132

September 30, 2015
Available for sale securities:
Agency MBS and CMOs	$301,001	$1,538	$(344)	$302,195
Non-agency CMOs (2)	75,678	18	(4,327)	71,369
Other securities	1,575	—	(173)	1,402
Total RJ Bank available for sale securities	378,254	1,556	(4,844)	374,966

Auction rate securities:
Municipal obligations	28,966	576	(1,527)	28,015
Preferred securities	104,302	6,447	—	110,749
Total auction rate securities	133,268	7,023	(1,527)	138,764
Total available for sale securities	$511,522	$8,579	$(6,371)	$513,730

(1)
As of December 31, 2015, the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in accumulated other comprehensive income (loss) (“AOCI”) was $3.2 million (before taxes). See Note 16 for additional information.

(2)	As of September 30, 2015, the non-credit portion of OTTI recorded in AOCI was $3.6 million (before taxes).

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

	December 31, 2015
	Within one year	After one but within five years	After five but within ten years	After ten years	Total
	($ in thousands)
Agency MBS & CMOs:
Amortized cost	$—	$25,185	$81,554	$253,621	$360,360
Carrying value	—	25,102	80,841	252,826	358,769
Weighted-average yield	—	1.55%	1.49%	1.36%	1.40%

Non-agency CMOs:
Amortized cost	$—	$—	$—	$71,572	$71,572
Carrying value	—	—	—	67,678	67,678
Weighted-average yield	—	—	—	2.49%	2.49%

Other securities:
Amortized cost	$—	$—	$—	$1,575	$1,575
Carrying value	—	—	—	1,306	1,306
Weighted-average yield	—	—	—	—	—

Sub-total agency MBS & CMOs, non-agency CMOs, and other securities:
Amortized cost	$—	$25,185	$81,554	$326,768	$433,507
Carrying value	—	25,102	80,841	321,810	427,753
Weighted-average yield	—	1.55%	1.49%	1.60%	1.57%

Auction rate securities:
Municipal obligations
Amortized cost	$—	$—	$—	$28,966	$28,966
Carrying value	—	—	—	27,480	27,480
Weighted-average yield	—	—	—	0.33%	0.33%

Preferred securities:
Amortized cost	$—	$—	$—	$104,302	$104,302
Carrying value	—	—	—	102,899	102,899
Weighted-average yield	—	—	—	0.70%	0.70%

Sub-total auction rate securities:
Amortized cost	$—	$—	$—	$133,268	$133,268
Carrying value	—	—	—	130,379	130,379
Weighted-average yield	—	—	—	0.62%	0.62%

Total available for sale securities:
Amortized cost	$—	$25,185	$81,554	$460,036	$566,775
Carrying value	—	25,102	80,841	452,189	558,132
Weighted-average yield	—	1.55%	1.49%	1.32%	1.35%

Index

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$196,689	$(1,633)	$27,662	$(545)	$224,351	$(2,178)
Non-agency CMOs	4,609	(3)	62,416	(3,905)	67,025	(3,908)
Other securities	1,306	(269)	—	—	1,306	(269)
ARS municipal obligations	15,094	(487)	12,139	(1,013)	27,233	(1,500)
ARS preferred securities	101,369	(1,403)	—	—	101,369	(1,403)
Total	$319,067	$(3,795)	$102,217	$(5,463)	$421,284	$(9,258)

	September 30, 2015
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$3,488	$(37)	$29,524	$(307)	$33,012	$(344)
Non-agency CMOs	—	—	65,854	(4,327)	65,854	(4,327)
Other securities	1,402	(173)	—	—	1,402	(173)
ARS municipal obligations	225	(3)	11,627	(1,524)	11,852	(1,527)
Total	$5,115	$(213)	$107,005	$(6,158)	$112,120	$(6,371)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS and CMOs. At December 31, 2015 of the 35 U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, 31 were in a continuous unrealized loss position for less than 12 months and four were for 12 months or more. We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

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

The significant assumptions used in the cash flow analysis of non-agency CMOs are as follows:

	December 31, 2015
	Range	Weighted- average (1)
Default rate	0% - 5.2%	3.43%
Loss severity	0% - 70.9%	37.98%
Prepayment rate	5.3% - 46.1%	11.35%

(1)	Represents the expected activity for the next twelve months.

Index

At December 31, 2015, 15 of the 16 non-agency CMOs were in a continuous unrealized loss position. Fourteen were in that position for 12 months or more and one was in a continuous unrealized loss position for less than 12 months. Based on the expected cash flows derived from the model utilized in our analysis, we expect to recover all unrealized losses not already recorded in earnings on our non-agency CMOs. However, it is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in the cash flows expected to be collected on these securities and potential future OTTI losses. As residential mortgage loans are the underlying collateral of these securities, the unrealized losses at December 31, 2015 reflect the uncertainty in the markets for these instruments.

ARS

Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them. The par value of the ARS we hold as of December 31, 2015 is $155.9 million. Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired, as we have the ability and intent to hold these securities to maturity. All of our ARS securities are evaluated for OTTI on a quarterly basis.

As of December 31, 2015, there were 37 ARS preferred securities with a fair value less than their cost basis, indicating potential impairment. We analyzed the credit ratings associated with each of these securities as an indicator of potential credit impairment, and including subsequent ratings changes, determined that all of these securities maintained investment grade ratings by at least one rating agency. We have the ability and intent to hold these securities to maturity and expect to recover their entire cost basis and therefore concluded that none of the potential impairment within our ARS preferred securities portfolio is related to potential credit loss.

Within our municipal ARS holdings as of December 31, 2015, there were 10 municipal ARS with a fair value less than their cost basis, indicating potential impairment. We analyzed the credit ratings associated with these securities as an indicator of potential credit impairment, and including subsequent ratings changes, determined that all of these securities maintained investment grade ratings by at least one rating agency. We have the ability and intent to hold these securities to maturity and expect to recover their entire cost basis and therefore concluded that none of the potential impairment within our municipal ARS portfolio is related to potential credit loss.

Other-than-temporarily impaired securities

Although there is no intent to sell either our ARS or our non-agency CMOs, and it is not more likely than not that we will be required to sell these securities, as of December 31, 2015 we do not expect to recover the entire amortized cost basis of certain securities within the non-agency CMO available for sale security portfolio.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available for sale securities are as follows:

	Three months ended December 31,
	2015	2014
	(in thousands)
Amount related to credit losses on securities we held at the beginning of the period	$11,847	$18,703
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	—	—
Amount related to credit losses on securities we held at the end of the period	$11,847	$18,703

NOTE 8 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by RJ Bank, and include commercial and industrial (“C&I”) loans, tax-exempt loans, securities based and other consumer loans (“SBL”), as well as commercial and residential real estate loans. These receivables are collateralized by first or second mortgages on residential or other real property, other assets of the borrower, a pledge of revenue, or are unsecured.

For a discussion of our accounting policies regarding bank loans and allowances for losses, including the policies regarding loans held for investment, loans held for sale, off-balance sheet loan commitments, nonperforming assets, troubled debt restructurings (“TDRs”), impaired loans, the allowance for loan losses and reserve for unfunded lending commitments, and loan charge-off policies, see Note 2 on pages 111 – 115 of our 2015 Form 10-K.

Index

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

The following table presents the balances for both the held for sale and held for investment loan portfolios, as well as the associated percentage of each portfolio segment in RJ Bank’s total loan portfolio:

	December 31, 2015		September 30, 2015
	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	$192,779	1%	$119,519	1%
Loans held for investment:
Domestic:
C&I loans	6,165,403	44%	5,893,631	44%
CRE construction loans	132,746	1%	126,402	1%
CRE loans	1,798,426	13%	1,679,332	13%
Tax-exempt loans	582,620	4%	484,537	4%
Residential mortgage loans	2,065,419	15%	1,959,786	15%
SBL	1,622,924	12%	1,479,562	11%
Foreign:
C&I loans	971,912	7%	1,034,387	8%
CRE construction loans	18,647	—	35,954	—
CRE loans	398,934	3%	374,822	3%
Residential mortgage loans	2,147	—	2,828	—
SBL	1,913	—	1,942	—
Total loans held for investment	13,761,091		13,073,183
Net unearned income and deferred expenses	(35,146)		(32,424)
Total loans held for investment, net(1)	13,725,945		13,040,759

Total loans held for sale and investment	13,918,724	100%	13,160,278	100%
Allowance for loan losses	(185,459)		(172,257)
Bank loans, net	$13,733,265		$12,988,021

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At December 31, 2015, the Federal Home Loan Bank of Atlanta (“FHLB”) had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 11 for more information regarding borrowings from the FHLB.

Loans held for sale

RJ Bank originated or purchased $623 million of loans held for sale during the three months ended December 31, 2015, and $398 million during the three months ended December 31, 2014. Proceeds from the sale of held for sale loans amounted to $86 million during the three months ended December 31, 2015, and $37 million during the three months ended December 31, 2014. Net gains resulting from such sales amounted to $300 thousand during the three months ended December 31, 2015 and 2014, respectively. Unrealized losses recorded in the Condensed Consolidated Statements of Income and Comprehensive Income to reflect the loans held for sale at the lower of cost or market value were insignificant in the three months ended December 31, 2015 and $100 thousand in the three months ended December 31, 2014.

Purchases and sales of loans held for investment

As more fully described in Note 2 of our 2015 Form 10-K, corporate loan sales generally occur as part of a loan workout situation.

Index

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	C&I	Residential mortgage		Total
	(in thousands)
Three months ended December 31, 2015
Purchases	$57,851	$79,035	(2)	$136,886
Sales (1)	$35,246	$—		$35,246

Three months ended December 31, 2014
Purchases	$154,084	$211,972	(3)	$366,056
Sales (1)	$6,860	$—		$6,860

(1)
Represents the recorded investment of loans held for investment that were transferred to loans held for sale during the respective period and subsequently sold to a third party during the same period. Corporate loan sales generally occur as part of a loan workout situation.

(2)	Includes the purchase from another financial institution of residential mortgage loans totaling $73 million in principal loan balance.

(3)	Includes the purchase from another financial institution of residential mortgage loans totaling $207 million in principal loan balance.

Aging analysis of loans held for investment

The following table presents an analysis of the payment status of loans held for investment:

	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual (1)	Current and accruing	Total loans held for investment (2)
	(in thousands)
As of December 31, 2015
C&I loans	$347	$—	$347	$—	$7,136,968	$7,137,315
CRE construction loans	—	—	—	—	151,393	151,393
CRE loans	—	—	—	4,628	2,192,732	2,197,360
Tax-exempt loans	—	—	—	—	582,620	582,620
Residential mortgage loans:
First mortgage loans	1,016	—	1,016	45,272	2,001,595	2,047,883
Home equity loans/lines	213	—	213	221	19,249	19,683
SBL	—	—	—	—	1,624,837	1,624,837
Total loans held for investment, net	$1,576	$—	$1,576	$50,121	$13,709,394	$13,761,091

As of September 30, 2015:
C&I loans	163	$—	$163	$—	6,927,855	$6,928,018
CRE construction loans	—	—	—	—	162,356	162,356
CRE loans	—	—	—	4,796	2,049,358	2,054,154
Tax-exempt	—	—	—	—	484,537	484,537
Residential mortgage loans:
First mortgage loans	2,906	—	2,906	47,504	1,891,384	1,941,794
Home equity loans/lines	30	—	30	319	20,471	20,820
SBL	—	—	—	—	1,481,504	1,481,504
Total loans held for investment, net	$3,099	$—	$3,099	$52,619	$13,017,465	$13,073,183

(1)	Includes $20.5 million and $22.4 million of nonaccrual loans at December 31, 2015 and September 30, 2015, respectively, which are performing pursuant to their contractual terms.

(2)	Excludes any net unearned income and deferred expenses.

Nonperforming loans represent those loans on nonaccrual status, troubled debt restructurings, and accruing loans which are 90 days or more past due and in the process of collection. The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled

Index

$400 thousand and $700 thousand for the three months ended December 31, 2015 and 2014, respectively. The interest income recognized on nonperforming loans was $300 thousand for the three months ended December 31, 2015 and 2014, respectively.

Other real estate owned, included in other assets on our Condensed Consolidated Statements of Financial Condition, was $3.9 million at December 31, 2015 and $4.6 million at September 30, 2015. The recorded investment of mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings are in process was $23.3 million at December 31, 2015 and $24.6 million at September 30, 2015.

Impaired loans and troubled debt restructurings

The following table provides a summary of RJ Bank’s impaired loans:

	December 31, 2015			September 30, 2015
	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
	(in thousands)
Impaired loans with allowance for loan losses:(1)
C&I loans	$10,384	$10,988	$1,135	$10,599	$11,204	$1,132
Residential - first mortgage loans	34,460	46,822	3,750	35,442	48,828	4,014
Total	44,844	57,810	4,885	46,041	60,032	5,146

Impaired loans without allowance for loan losses:(2)
CRE loans	4,628	11,611	—	4,796	11,611	—
Residential - first mortgage loans	18,670	27,296	—	20,221	29,598	—
Total	23,298	38,907	—	25,017	41,209	—
Total impaired loans	$68,142	$96,717	$4,885	$71,058	$101,241	$5,146

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The preceding table includes $4.6 million CRE, $10.4 million of C&I, and $31.2 million residential first mortgage TDR’s at December 31, 2015, and $4.8 million CRE, $10.6 million C&I, and $32.8 million residential first mortgage TDR’s at September 30, 2015.

The average balance of the total impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three months ended December 31,
	2015	2014
	(in thousands)
Average impaired loan balance:
C&I loans	$10,506	$11,851
CRE loans	4,672	17,530
Residential mortgage loans:
First mortgage loans	53,732	63,112
Total	$68,910	$92,493

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$380	$326
Total	$380	$326

During the three months ended December 31, 2015, there were no concessions granted to borrowers having financial difficulties, for which the resulting modification was deemed a TDR. During the three months ended December 31, 2014, RJ Bank granted concessions to borrowers having financial difficulties, for which the resulting modification was deemed a TDR.  These concessions granted for the respective first mortgage residential loans were interest rate reductions, capitalization of past due payments, or release of liability ordered under Chapter 7 bankruptcy not reaffirmed by the borrower.

Index

The table below presents the TDRs that occurred during the respective periods presented:

	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	($ in thousands)
Three months ended December 31, 2015
Residential – first mortgage loans	—	$—	$—

Three months ended December 31, 2014
Residential – first mortgage loans	2	$157	$159

There was one residential first mortgage TDR with a recorded investment of $100 thousand for which there was a payment default within the 12 months prior to the default during the three months ended December 31, 2015. There were no TDRs for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default during the three months ended December 31, 2014.

As of December 31, 2015 and September 30, 2015, RJ Bank had one outstanding commitment on a C&I TDR in the amount of $600 thousand.

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

Index

The credit quality of RJ Bank’s held for investment loan portfolio is as follows:

	Pass	Special mention(1)	Substandard(1)	Doubtful(1)	Total
	(in thousands)
December 31, 2015
C&I	$6,940,270	$80,530	$116,515	$—	$7,137,315
CRE construction	151,393	—	—	—	151,393
CRE	2,192,483	31	4,846	—	2,197,360
Tax-exempt	582,620	—	—	—	582,620
Residential mortgage:
First mortgage	1,977,641	13,472	56,770	—	2,047,883
Home equity	19,313	149	221	—	19,683
SBL	1,624,837	—	—	—	1,624,837
Total	$13,488,557	$94,182	$178,352	$—	$13,761,091

September 30, 2015
C&I	$6,739,179	$97,623	$91,216	$—	$6,928,018
CRE construction	162,356	—	—	—	162,356
CRE	2,034,692	39	19,423	—	2,054,154
Tax-exempt	484,537	—	—	—	484,537
Residential mortgage:
First mortgage	1,868,044	14,890	58,860	—	1,941,794
Home equity	20,372	128	320	—	20,820
SBL	1,481,504	—	—	—	1,481,504
Total	$12,790,684	$112,680	$169,819	$—	$13,073,183

(1)	Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

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

The table below presents the most recently available update of the performing residential first mortgage loan portfolio summarized by current LTV. The amounts in the table represent the entire loan balance:

Balance(1)
(in thousands)
LTV range:
LTV less than 50%	$637,917
LTV greater than 50% but less than 80%	984,495
LTV greater than 80% but less than 100%	97,170
LTV greater than 100%, but less than 120%	14,916
LTV greater than 120%	1,683
Total	$1,736,181

(1)	Excludes loans that have full repurchase recourse for any delinquent loans.

Index

Allowance for loan losses and reserve for unfunded lending commitments

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

	Loans held for investment
	C&I	CRE construction	CRE	Tax-exempt	Residential mortgage	SBL	Total
	(in thousands)
Three months ended December 31, 2015
Balance at beginning of period	$117,623	$2,707	$30,486	$5,949	$12,526	$2,966	$172,257
Provision (benefit) for loan losses	11,585	(52)	963	1,170	(204)	448	13,910
Net (charge-offs)/recoveries:
Charge-offs	(267)	—	—	—	(547)	—	(814)
Recoveries	—	—	—	—	490	1	491
Net (charge-offs)/recoveries	(267)	—	—	—	(57)	1	(323)
Foreign exchange translation adjustment	(220)	(20)	(145)	—	—	—	(385)
Balance at December 31, 2015	$128,721	$2,635	$31,304	$7,119	$12,265	$3,415	$185,459

Three months ended December 31, 2014
Balance at beginning of period	$103,179	$1,594	$25,022	$1,380	$14,350	$2,049	$147,574
Provision for loan losses	6,834	125	162	1,358	619	267	9,365
Net (charge-offs)/recoveries:
Charge-offs	(238)	—	—	—	(236)	—	(474)
Recoveries	—	—	—	—	586	8	594
Net (charge-offs)/recoveries	$(238)	$—	$—	$—	$350	$8	$120
Foreign exchange translation adjustment	(193)	(10)	(89)	—	—	—	(292)
Balance at December 31, 2014	$109,582	$1,709	$25,095	$2,738	$15,319	$2,324	$156,767

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

	Loans held for investment
	Allowance for loan losses			Recorded investment(1)
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(in thousands)
December 31, 2015
C&I	$1,135	$127,586	$128,721	$10,384	$7,126,931	$7,137,315
CRE construction	—	2,635	2,635	—	151,393	151,393
CRE	—	31,304	31,304	4,628	2,192,732	2,197,360
Tax-exempt	—	7,119	7,119	—	582,620	582,620
Residential mortgage	3,773	8,492	12,265	60,389	2,007,177	2,067,566
SBL	—	3,415	3,415	—	1,624,837	1,624,837
Total	$4,908	$180,551	$185,459	$75,401	$13,685,690	$13,761,091

September 30, 2015
C&I	$1,132	116,491	$117,623	$10,599	$6,917,419	$6,928,018
CRE construction	—	2,707	2,707	—	162,356	162,356
CRE	—	30,486	30,486	4,796	2,049,358	2,054,154
Tax-exempt	—	5,949	5,949	—	484,537	484,537
Residential mortgage	4,046	8,480	12,526	62,706	1,899,908	1,962,614
SBL	—	2,966	2,966	—	1,481,504	1,481,504
Total	$5,178	$167,079	$172,257	$78,101	$12,995,082	$13,073,183

(1)	Excludes any net unearned income and deferred expenses.

The reserve for unfunded lending commitments, included in trade and other payables on our Condensed Consolidated Statements of Financial Condition, was $7.4 million and $9.7 million at December 31, 2015 and September 30, 2015, respectively.

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

Refer to Note 2 on pages 118 - 121 of our 2015 Form 10-K for a description of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary of any VIEs.  Other than as described below, as of December 31, 2015 there have been no significant changes in either the nature of our involvement with, or the accounting policies associated with the analysis of, VIEs as described in the 2015 Form 10-K.

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

	Aggregate assets (1)	Aggregate liabilities (1)
	(in thousands)
December 31, 2015
LIHTC Funds	$139,668	$33,543
Guaranteed LIHTC Fund (2)	70,600	2,351
Restricted Stock Trust Fund	10,554	10,554
EIF Funds	4,191	—
Total	$225,013	$46,448

September 30, 2015
LIHTC Funds	$143,111	$41,125
Guaranteed LIHTC Fund (2)	71,231	2,263
Restricted Stock Trust Fund	6,405	6,405
EIF Funds	4,627	—
Total	$225,374	$49,793

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

	December 31, 2015	September 30, 2015
	(in thousands)
Assets:
Assets segregated pursuant to regulations and other segregated assets	$8,137	$8,525
Receivables, other	5,547	5,542
Investments in real estate partnerships held by consolidated variable interest entities	195,796	199,678
Trust fund investment in RJF common stock (1)	10,554	6,404
Prepaid expenses and other assets	4,125	4,297
Total assets	$224,159	$224,446

Liabilities and equity:
Trade and other payables	$17,960	$12,424
Intercompany payables	10,526	6,400
Loans payable of consolidated variable interest entities (2)	19,080	25,960
Total liabilities	47,566	44,784
RJF equity	6,119	6,121
Noncontrolling interests	170,474	173,541
Total equity	176,593	179,662
Total liabilities and equity	$224,159	$224,446

(1)	Included in treasury stock in our Condensed Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans.

The following table presents information about the net income (loss) of the VIEs which we consolidate, and is included within our Condensed Consolidated Statements of Income and Comprehensive Income. The noncontrolling interests presented in this table represent the portion of the net loss from these VIEs which is not ours.

	Three months ended December 31,
	2015	2014
	(in thousands)
Revenues:
Other	$615	$674
Total revenues	615	674
Interest expense	(310)	(529)
Net revenues	305	145
Non-interest expenses (1)	9,021	8,014
Net loss including noncontrolling interests	(8,716)	(7,869)
Net loss attributable to noncontrolling interests	(8,714)	(7,883)
Net (loss) income attributable to RJF	$(2)	$14

(1)	Primarily comprised of items reported in other expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

Low-income housing tax credit funds

RJTCF is the managing member or general partner in 101 separate low-income housing tax credit funds having one or more investor members or limited partners, 87 of which are determined to be VIEs and 14 of which are determined not to be VIEs. RJTCF has concluded that it is the primary beneficiary of six non-guaranteed LIHTC Fund VIEs and, accordingly, consolidates these funds. In addition, RJTCF consolidates the one Guaranteed LIHTC Fund VIE it sponsors (see Note 15 for further discussion of the guarantee obligation as well as other RJTCF commitments).  RJTCF also consolidates eight of the funds it determined not to be VIEs.

Index

VIEs where we hold a variable interest but are not the primary beneficiary

Low-income housing tax credit funds

RJTCF does not consolidate the LIHTC Fund VIEs that it determines it is not the primary beneficiary of. Our risk of loss is limited to our investments in, advances to, and receivables due from these funds.

New market tax credit funds

One of our affiliates is the managing member of six NMTC Funds, and, as discussed in Note 2 on page 120 of our 2015 Form 10-K, this affiliate is not deemed to be the primary beneficiary of these NMTC Funds. These NMTC Funds are therefore not consolidated. Our risk of loss is limited to our receivables due from these funds.

Other real estate limited partnerships and LLCs

We have a variable interest in several limited partnerships involved in various real estate activities in which a subsidiary is either the general partner or a limited partner. As discussed in Note 2 on page 120 of our 2015 Form 10-K, we have determined that we are not the primary beneficiary of these VIEs. Accordingly, we do not consolidate these partnerships or LLCs. The carrying value of our investment in these partnerships or LLCs represents our risk of loss.

Aggregate assets, liabilities and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary, are provided in the table below.

	December 31, 2015			September 30, 2015
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
LIHTC Funds	$3,577,127	$1,068,407	$37,449	$3,317,594	$951,465	$42,244
NMTC Funds	65,269	40	12	65,388	40	12
Other Real Estate Limited Partnerships and LLCs	29,523	37,062	163	29,523	37,062	163
Total	$3,671,919	$1,105,509	$37,624	$3,412,505	$988,567	$42,419

VIEs where we hold a variable interest but are not required to consolidate

Managed Funds

As described in Note 2 on page 121 of our 2015 Form 10-K, we have subsidiaries which serve as the general partner of the Managed Funds. For the Managed Funds, the primary beneficiary assessment applies prior accounting guidance which assesses who will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Based upon the outcome of our assessments, we have determined that we are not required to consolidate the Managed Funds.

The aggregate assets, liabilities, and our exposure to loss from Managed Funds in which we hold a variable interest as of the dates indicated are provided in the table below:

	December 31, 2015			September 30, 2015
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
Managed Funds	$94,297	$82	$5,084	$83,132	$22	$53

Index

NOTE 10 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit of RJ Bank. The following table presents a summary of bank deposits including the weighted-average rate:

	December 31, 2015		September 30, 2015
	Balance	Weighted-average rate (1)	Balance	Weighted-average rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$5,282	0.01%	$4,752	0.01%
Demand deposits (non-interest-bearing)	4,729	—	9,295	—
Savings and money market accounts	12,288,649	0.02%	11,550,917	0.02%
Certificates of deposit	358,949	1.64%	354,917	1.64%
Total bank deposits(2)	$12,657,609	0.06%	$11,919,881	0.07%

(1)	Weighted-average rate calculation is based on the actual deposit balances at December 31, 2015 and September 30, 2015, respectively.

(2)
Bank deposits exclude affiliate deposits of approximately $993 million and $458 million at December 31, 2015 and September 30, 2015, respectively. These affiliate deposits include $982 million and $451 million, held in a deposit account on behalf of RJF as of December 31, 2015 and September 30, 2015, respectively.

RJ Bank’s savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”) administered by RJ&A. The aggregate amount of time deposit account balances that exceed the FDIC insurance limit at December 31, 2015 is $25.6 million.

Scheduled maturities of certificates of deposit are as follows:

	December 31, 2015		September 30, 2015
	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
	(in thousands)
Three months or less	$11,796	$7,410	$6,206	$7,610
Over three through six months	8,725	7,467	11,731	7,304
Over six through twelve months	23,305	19,911	18,341	14,807
Over one through two years	31,148	22,661	43,133	33,163
Over two through three years	44,990	16,024	33,556	10,825
Over three through four years	51,357	23,538	51,140	23,616
Over four through five years	60,531	30,086	63,351	30,134
Total	$231,852	$127,097	$227,458	$127,459

Interest expense on deposits is summarized as follows:

	Three months ended December 31,
	2015		2014
	(in thousands)
Certificates of deposit	$1,448		$1,524
Money market, savings and NOW accounts	571	(1)	613
Total interest expense on deposits	$2,019		$2,137

(1)	Net of interest expense associated with affiliate deposits.

Index

NOTE 11 – OTHER BORROWINGS

The following table details the components of other borrowings:

	December 31, 2015		September 30, 2015
	(in thousands)
Other borrowings:
FHLB advances	$575,000	(1)	$550,000	(2)
Borrowings on secured lines of credit (3)	—		115,000
Mortgage notes payable (4)	36,659		37,716
Borrowings on ClariVest revolving credit facility (5)	315		349
Borrowings on unsecured lines of credit (6)	—	(7)	—	(7)
Total other borrowings	$611,974		$703,065

(1)
Borrowings from the FHLB as of December 31, 2015 are comprised of three advances. One of the FHLB advances is in the amount of $250 million, and one is in the amount of $300 million, each of these advances mature in June 2017 and have interest rates which reset quarterly. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting a substantial portion of the balances subject to variable interest rates to a fixed interest rate. Refer to Note 12 for information regarding these interest rate swaps which are accounted for as hedging instruments. The other FHLB advance, in the amount of $25 million, matures in October, 2020 and bears interest at a fixed rate of 3.4%. All of the FHLB advances are secured by a blanket lien granted to the FHLB on RJ Bank’s residential mortgage loan portfolio. The weighted average interest rate on these advances as of December 31, 2015 is 0.75%.

(2)
Borrowings from the FHLB as of September 30, 2015 are comprised of two floating-rate advances, one in the amount of $250 million and the other in the amount of $300 million. Both FHLB advances mature in March 2017 and have an interest rate which resets quarterly. We use interest rate swaps to manage the risk of increases in interest rates associated with floating-rate advances by converting a portion of the variable interest rate to a fixed interest rate. Refer to Note 12 for information regarding these interest rate swaps which are accounted for as hedging instruments. Both of the FHLB advances are secured by a blanket lien granted to the FHLB on RJ Bank’s residential mortgage loan portfolio. The weighted average interest rate on these advances is 0.36%. Both of these advances were restructured during December 2015 in order to extend their maturity date.

(3)	Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.

(4)
Mortgage notes payable pertain to mortgage loans on our corporate headquarters offices located in St. Petersburg, Florida. These mortgage loans are secured by land, buildings, and improvements with a net book value of $46.9 million at December 31, 2015.  These mortgage loans bear interest at 5.7% with repayment terms of monthly interest and principal debt service and have a January 2023 maturity.

(5)
ClariVest Asset Management, LLC (“ClariVest”), a subsidiary of Eagle, is a party to a revolving line of credit provided by a third party lender (the “ClariVest Facility”). The maximum amount available to borrow under the ClariVest Facility is $500 thousand, bearing interest at a variable rate which is 1% over the lenders prime rate. The ClariVest Facility expires on September 10, 2018.

(6)
In August 2015, RJF entered into a revolving credit facility agreement in which the lenders are a number of financial institutions (the “RJF Credit Facility”). This committed unsecured borrowing facility provides for maximum borrowings of up to $300 million, at variable rates, with a facility maturity date of August 6, 2020. There are no borrowings outstanding on the RJF Credit Facility as of either December 31, 2015 or September 30, 2015.

(7)	Any borrowings on unsecured lines of credit, with the exception of the RJF Credit Facility, are day-to-day and are generally utilized for cash management purposes.

There were other collateralized financings outstanding in the amount of $246 million and $333 million as of December 31, 2015 and September 30, 2015, respectively. These other collateralized financings are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities. See Note 13 for additional information regarding offsetting asset and liability balances as well as additional information regarding the collateral.

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS

The significant accounting policies governing our derivative financial instruments, including our methodologies for determining fair value, are described in Note 2 on pages 108 - 109 of our 2015 Form 10-K.

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

Raymond James Financial Products, Inc. (“RJFP”), a wholly owned subsidiary, may enter into derivative transactions (primarily interest rate swaps) with clients. For every derivative transaction RJFP enters into with a customer, RJFP enters into an offsetting transaction, on terms that mirror the customer transaction, with a credit support provider which is a third party financial institution. Due to this “pass-through” transaction structure, RJFP has completely mitigated the market and credit risk related to these derivative contracts. Therefore, the ultimate credit and market risk resides with the third party financial institution. RJFP only has credit risk related to its uncollected derivative transaction fee revenues. In these activities, we do not use derivative instruments for trading or hedging purposes. As a result of the structure of these transactions, we refer to the derivative contracts we enter into as a result of these operations as our offsetting “matched book” derivative operations (the “Offsetting Matched Book Derivatives Operations”).

Any collateral required to be exchanged under the contracts arising from the Offsetting Matched Book Derivatives Operations is administered directly by the client and the third party financial institution. RJFP does not hold any collateral, or administer any collateral transactions, related to these instruments. We record the value of each derivative position arising from the Offsetting Matched Book Derivatives Operations at fair value, as either an asset or offsetting liability, presented as “derivative instruments associated with offsetting matched book positions,” as applicable, on our Condensed Consolidated Statements of Financial Condition.

The receivable for uncollected derivative transaction fee revenues of RJFP is $7 million at both December 31, 2015 and September 30, 2015, and is included in other receivables on our Condensed Consolidated Statements of Financial Condition.

None of the derivatives described above arising from either our OTC Derivatives Operations or our Offsetting Matched Book Derivatives Operations are designated as fair value or cash flow hedges.

Derivatives arising from RJ Bank’s business operations

We enter into derivatives contracts as part of RJ Bank’s business operations through its hedging activities, which include forward foreign exchange contracts and interest rate swaps (see Note 2 on page 109 of the 2015 Form 10-K for the accounting policies associated with these transactions). Each of these activities is described further below.

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

The cash flows associated with certain assets held by RJ Bank provide interest income at fixed interest rates. Therefore, the value of these assets, absent any risk mitigation, is subject to fluctuation based upon changes in market rates of interest over time. Beginning in February 2015, we entered into certain interest rate swap contracts (the “RJ Bank Interest Hedges”) which swap variable interest payments on certain debt for fixed interest payments. Through the RJ Bank Interest Hedges, RJ Bank is able to mitigate a portion of the market risk associated with certain fixed interest earning assets held by RJ Bank.

Description of the collateral we hold related to derivative contracts

Where permitted, we elect to net-by-counterparty certain derivative contracts entered into in our OTC Derivatives Operations. Certain of these contracts contain a legally enforceable master netting arrangement that allows for netting of all derivative transactions with each counterparty and, therefore, the fair value of those derivative contracts are netted by counterparty in the Condensed Consolidated Statements of Financial Condition.  The credit support annex related to the interest rate swaps and certain forward foreign exchange contracts allows parties to the master agreement to mitigate their credit risk by requiring the party which

Index

is out of the money to post collateral.  We accept collateral in the form of cash or other marketable securities.  As we elect to net-by-counterparty the fair value of derivative contracts arising from our OTC Derivatives Operations, we also net-by-counterparty any cash collateral exchanged as part of those derivative agreements. Refer to Note 13 for additional information regarding offsetting asset and liability balances. This cash collateral is recorded net-by-counterparty at the related fair value.  The cash collateral included in the net fair value of all open derivative asset positions arising from our OTC Derivatives Operations aggregates to a net liability of $27 million as of December 31, 2015 and $44 million as of September 30, 2015.  The cash collateral included in the net fair value of all open derivative liability positions from our OTC Derivatives Operations aggregates to a net asset of $2 million and $26 million at December 31, 2015 and September 30, 2015, respectively.  Our maximum loss exposure under the interest rate swap contracts arising from our OTC Derivatives Operations at December 31, 2015 is $34 million.

RJ Bank provides to counterparties for the benefit of its U.S. subsidiaries, a guarantee of payment in the event of the subsidiaries’ default under forward foreign exchange contracts.  Due to this RJ Bank guarantee and the short-term nature of these derivatives, RJ Bank’s U.S. subsidiaries are not required to post collateral and do not receive collateral with respect to certain derivative contracts with the respective counterparties.  Our maximum loss exposure under the forward foreign exchange contracts arising from RJ Bank’s business operations at December 31, 2015 is $8 million.

Derivative balances included in our financial statements

See the table below for the notional and fair value amounts of both the asset and liability derivatives.

	Asset derivatives
	December 31, 2015				September 30, 2015
	Balance sheet location	Notional amount		Fair value(1)	Balance sheet location	Notional amount		Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts (2)	Prepaid expenses and other assets	$—		$—	Prepaid expenses and other assets	$752,600	(3)	$613
Derivatives not designated as hedging instruments:
Interest rate contracts (4)	Trading instruments	$2,061,596		$121,352	Trading instruments	$2,473,946		$130,095
Interest rate contracts (5)	Derivative instruments associated with offsetting matched book positions	$1,607,760		$352,585	Derivative instruments associated with offsetting matched book positions	$1,649,863		$389,457
Forward foreign exchange contracts (4)	Trading instruments	$58,018	(3)	$2,814	Trading instruments	$74,873	(3)	$2,612
Forward foreign exchange contracts (2)	Prepaid expenses and other assets	$—		$—	Prepaid expenses and other assets	$214,300	(3)	$304
	Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts (6)	Trade and other payables	$400,000		$2,301	Trade and other payables	$300,000		$7,545
Forward foreign exchange contracts (2)	Trade and other payables	$766,900	(3)	$6,172	Trade and other payables	$—		$—
Derivatives not designated as hedging instruments:
Interest rate contracts (4)	Trading instruments sold	$1,982,070		$95,783	Trading instruments sold	$1,906,766		$104,255
Interest rate contracts (5)	Derivative instruments associated with offsetting matched book positions	$1,607,760		$352,585	Derivative instruments associated with offsetting matched book positions	$1,649,863		$389,457
Forward foreign exchange contracts (4)	Trading instruments sold	$119,856	(3)	$6,309	Trading instruments sold	$136,710	(3)	$4,865
Forward foreign exchange contracts (2)	Trade and other payables	$234,300	(3)	$1,920	Trade and other payables	$—		$—

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and before any netting by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net. See Note 13 for additional information regarding offsetting asset and liability balances.

(2)	These contracts are associated with RJ Bank’s activities to hedge its foreign currency exposure.

(3)	The notional amount presented is denominated in Canadian currency.

(4)	These contracts arise from our OTC Derivatives Operations.

(5)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

(6)	These contracts are associated with our RJ Bank Interest Hedges activities.

Index

A gain of $12.2 million was recognized on forward foreign exchange derivatives in AOCI, net of income taxes, for the three months ended December 31, 2015 (see Note 16 for additional information).  There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the three months ended December 31, 2015.

A gain of $13.1 million was recognized on forward foreign exchange derivatives in AOCI, net of income taxes, for the three months ended December 31, 2014 (see Note 16 for additional information).  There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the three months ended December 31, 2014.

A gain of $3.3 million was recognized on the RJ Bank Interest Hedges in AOCI, net of income taxes for the three months ended December 31, 2015 (see Note 16 for additional information). There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the three months ended December 31, 2015. RJ Bank expects to reclassify an estimated $5.2 million as additional interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is ten years.

There were no gains or losses on the RJ Bank Interest Hedges during the three months ended December 31, 2014 as these hedges were not executed until February 2015.

The table below sets forth the impact of the derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Location of gain (loss) recognized on derivatives in the Condensed Consolidated Statements of Income and Comprehensive Income	Amount of gain (loss) on derivatives recognized in income
		Three months ended December 31,
		2015	2014
		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts and forward foreign exchange contracts (1)	Net trading profit	$408	$(123)
Interest rate contracts (2)	Other revenues	$23	$22
Forward foreign exchange contracts (3)	Other revenues	$5,558	$3,622

(1)	These contracts arise from our OTC Derivatives Operations.

(2)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

(3)	These contracts are associated with RJ Bank’s activities to hedge its foreign currency exposure.

Risks associated with, and our risk mitigation related to, our derivative contracts

We are exposed to credit losses in the event of nonperformance by the counterparties to forward foreign exchange derivative agreements, futures contracts and the interest rate contracts associated with our OTC Derivatives Operations that are not cleared through an exchange. Where we are subject to credit exposure, we perform a credit evaluation of counterparties prior to entering into derivative transactions and we monitor their credit standings.  Currently, we anticipate that all of the counterparties will be able to fully satisfy their obligations under those agreements.  For our OTC Derivatives Operations that are not cleared through an exchange, we may require collateral from counterparties in the form of cash deposits or other marketable securities to support certain of these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties.  We are required to maintain cash or marketable security deposits with the exchange we utilize to clear our OTC Derivatives transactions that are cleared through such exchanges. These deposits are a component of deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition.

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

Index

Certain of the derivative instruments arising from our OTC Derivatives Operations and from RJ Bank’s forward foreign exchange contracts contain provisions that require our debt to maintain an investment grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment grade, we would be in breach of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at December 31, 2015 is $40 million, for which we have posted collateral of $34 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2015, we would have been required to post an additional $6 million of collateral to our counterparties.

Our only exposure to credit risk in the Offsetting Matched Book Derivatives Operations is related to our uncollected derivative transaction fee revenues. We are not exposed to market risk as it relates to these derivative contracts due to the “pass-through” transaction structure previously described.

Index

NOTE 13 – DISCLOSURE OF OFFSETTING ASSETS AND LIABILITIES, COLLATERAL, ENCUMBERED ASSETS AND REPURCHASE AGREEMENTS

Offsetting assets and liabilities

The following table presents information about the financial and derivative instruments that are offset or subject to an enforceable master netting arrangement or other similar agreement as of the dates indicated:

				Gross amounts not offset in the Statements of Financial Condition
	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Statements of Financial Condition	Net amounts presented in the Statements of Financial Condition	Financial instruments		Cash (received) paid		Net amount
	(in thousands)
As of December 31, 2015
Assets
Securities purchased under agreements to resell and other collateralized financings	$405,507	$—	$405,507	$(405,507)	(1)	$—		$—
Derivatives - interest rate contracts(2)	121,352	(91,322)	30,030	(10,888)		—		19,142
Derivative instruments associated with offsetting matched book positions	352,585	—	352,585	(352,585)	(3)	—		—
Derivatives - forward foreign exchange contracts (4)	2,814	—	2,814	—		—		2,814
Stock borrowed	115,444	—	115,444	(111,189)		—		4,255
Total assets	$997,702	$(91,322)	$906,380	$(880,169)		$—		$26,211
Liabilities
Securities sold under agreements to repurchase	$(245,554)	$—	$(245,554)	$245,554	(5)	$—		$—
Derivatives - interest rate contracts(2)	(95,783)	79,021	(16,762)	3,460	(6)	2,381	(6)	(10,921)
Derivative instruments associated with offsetting matched book positions	(352,585)	—	(352,585)	352,585	(3)	—		—
Derivatives - forward foreign exchange contracts(7)	(8,092)	—	(8,092)	—		—		(8,092)
Derivatives - forward foreign exchange contracts(4)	(6,309)	—	(6,309)	—		—		(6,309)
Derivatives - RJ Bank Interest Hedges	(2,301)	—	(2,301)	—		2,301	(8)	—
Stock loaned	(535,603)	—	(535,603)	517,705		—		(17,898)
Total liabilities	$(1,246,227)	$79,021	$(1,167,206)	$1,119,304		$4,682		$(43,220)
As of September 30, 2015:
Assets
Securities purchased under agreements to resell and other collateralized financings	$474,144	$—	$474,144	$(474,144)	(1)	$—		$—
Derivatives - interest rate contracts(2)	130,095	(90,621)	39,474	(12,609)		—		26,865
Derivative instruments associated with offsetting matched book positions	389,457	—	389,457	(389,457)	(3)	—		—
Derivatives - forward foreign exchange contracts(7)	917	—	917	—		—		917
Derivatives - forward foreign exchange contracts(4)	2,612	—	2,612	—		—		2,612
Stock borrowed	124,373	—	124,373	(120,957)		—		3,416
Total assets	$1,121,598	$(90,621)	$1,030,977	$(997,167)		$—		$33,810
Liabilities
Securities sold under agreements to repurchase	$(332,536)	$—	$(332,536)	$332,536	(5)	$—		$—
Derivatives - interest rate contracts(2)	(104,255)	88,881	(15,374)	3,528	(6)	7,399	(6)	(4,447)
Derivative instruments associated with offsetting matched book positions	(389,457)	—	(389,457)	389,457	(3)	—		—
Derivatives - forward foreign exchange contracts(4)	(4,865)	—	(4,865)	—		—		(4,865)
Derivatives - RJ Bank Interest Hedges	(7,545)	—	(7,545)	—		7,545	(8)	—
Stock loaned	(478,573)	—	(478,573)	472,379		—		(6,194)
Total liabilities	$(1,317,231)	$88,881	$(1,228,350)	$1,197,900		$14,944		$(15,506)
The text of the footnotes in the above table are on the following page.

Index

The text of the footnotes to the table on the previous page are as follows:

(1)
We are over-collateralized since the actual amount of financial instruments pledged as collateral for securities purchased under agreements to resell and other collateralized financings amounts to $427.8 million and $499.3 million as of December 31, 2015 and September 30, 2015, respectively.

(2)	Derivatives - interest rate contracts are included in Trading instruments on our Condensed Consolidated Statements of Financial Condition. See Note 12 for additional information.

(3)
Although these derivative arrangements do not meet the definition of a master netting arrangement as specified by GAAP, the nature of the agreement with the third party intermediary include terms that are similar to a master netting agreement, thus we present the offsetting amounts net in this table. See Note 12 for further discussion of the “pass through” structure of the derivative instruments associated with Offsetting Matched Book Derivatives Operations.

(4)	See Note 12 for additional information on our forward foreign exchange contract derivatives associated with our OTC Derivatives Operations.

(5)
We are over-collateralized since the actual amount of financial instruments pledged as collateral for securities sold under agreements to repurchase amounts to $251.7 million and $346.1 million as of December 31, 2015 and September 30, 2015, respectively.

(6)
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

(7)
These contracts are associated with RJ Bank’s activities to hedge its foreign currency exposure. As of December 31, 2015, the fair value of the forward foreign exchange contract derivatives are in a liability position and are included in trade and other payables on our Condensed Consolidated Statements of Financial Condition. As of September 30, 2015 the fair value of the forward foreign exchange contract derivatives are in an asset position and are included in prepaid expenses and other assets on our Condensed Consolidated Statements of Financial Condition. See Note 12 for additional information.

(8)
Derivatives - RJ Bank Interest Hedges are included in trade and other payables on our Condensed Consolidated Statements of Financial Condition. See Note 12 for additional information. The RJ Bank Interest Hedges are transacted through an exchange. The nature of the agreement with the clearing member exchange includes terms that are similar to a master netting agreement, thus we are over-collateralized since the actual amount of cash deposited with the exchange for these RJ Bank Interest Hedges amounts to $13 million and $17.6 million as of December 31, 2015 and September 30, 2015, respectively. These deposits are included in deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition.

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

Collateral and deposits with clearing organizations

We receive cash and securities as collateral, primarily in connection with Reverse Repurchase Agreements, securities borrowed, derivative transactions not transacted through an exchange, and client margin loans arising from our domestic operations. The cash collateral we receive is primarily associated with our OTC Derivative Operations (see Note 12 for additional information). The collateral we receive reduces our credit exposure to individual counterparties.

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

Index

The table below presents financial instruments at fair value, that we received as collateral, are not included on our Condensed Consolidated Statements of Financial Condition, and that were available to be delivered or repledged, along with the balances of such instruments that were used to deliver or repledge, to satisfy one of our purposes described above:

	December 31, 2015		September 30, 2015
	(in thousands)
Collateral we received that is available to be delivered or repledged	$2,075,254		$2,308,277
Collateral that we delivered or repledged	1,147,916	(1)	1,122,540	(2)

(1)
The collateral delivered or repledged as of December 31, 2015, includes client margin securities which we pledged with a clearing organization in the amount of $204.4 million which were applied against our requirement of $134.6 million.

(2)
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

The table below presents information about the fair value of our assets that have been pledged for one of the purposes described above:

	December 31, 2015		September 30, 2015
	(in thousands)
Financial instruments owned, at fair value, pledged to counterparties that:
Had the right to deliver or repledge	$353,935		$424,668
Did not have the right to deliver or repledge	25,488	(1)	94,006	(2)

(1)
Assets delivered or repledged as of December 31, 2015, includes securities which we pledged with a clearing organization in the amount of $30.1 million which were applied against our requirement of $134.6 million (client margin securities we pledged which are described in the preceding table constitute the remainder of the assets pledged to meet the requirement).

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

Repurchase agreements, repurchase-to-maturity transactions and securities lending transactions accounted for as secured borrowings

We enter into Repurchase Agreements where we sell securities under agreements to repurchase (“Repurchase Agreements”) and also engage in securities lending transactions. These activities are accounted for as collateralized financings. Our Repurchase Agreements would include “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security, if any, that we are a party to as of period-end. As of both December 31, 2015 and September 30, 2015, we did not have any “repurchase-to-maturity” agreements. See Note 2 on pages 105 and 111, respectively, of our 2015 Form 10-K for a discussion of our respective Repurchase Agreement and securities borrowed and securities loaned accounting policies.

Index

The following table presents the remaining contractual maturity of securities under agreements to repurchase and securities lending transactions accounted for as secured borrowings:

	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
	(in thousands)
As of December 31, 2015:

Repurchase agreements
Government and agency obligations	$85,015	$69,889	$—	$—	$154,904
Agency MBS and CMOs	2,541	88,109	—	—	90,650
Total Repurchase Agreements	$87,556	$157,998	$—	$—	$245,554

Securities lending
Equity securities	$535,603	$—	$—	$—	$535,603
Total	$623,159	$157,998	$—	$—	$781,157
Gross amounts of recognized liabilities for repurchase agreements and securities lending transactions included in the Offsetting Assets and Liabilities table included within this footnote					$781,157
Amounts related to repurchase agreements and securities lending transactions not included in the Offsetting Assets and Liabilities table included within this footnote					$—

As of September 30, 2015:

Repurchase agreements
Government and agency obligations	$211,594	$5,250	$—	$—	$216,844
Agency MBS and CMOs	112,941	2,751	—	—	115,692
Total Repurchase Agreements	$324,535	$8,001	$—	$—	$332,536

Securities lending
Equity securities	$478,573	$—	$—	$—	$478,573
Total	$803,108	$8,001	$—	$—	$811,109
Gross amounts of recognized liabilities for repurchase agreements and securities lending transactions included in the Offsetting Assets and Liabilities table included within this footnote					$811,109
Amounts related to repurchase agreements and securities lending transactions not included in the Offsetting Assets and Liabilities table included within this footnote					$—

We enter into Repurchase Agreements and conduct securities lending activities as components of the financing of certain of our operating activities. In the event the market value of the securities we pledge as collateral in these activities declines, we may have to post additional collateral or reduce the borrowing amounts. We monitor such levels daily.

NOTE 14 – INCOME TAXES

For discussion of income tax accounting policies and other income tax related information, see Note 2 on page 118, and Note 20 on pages 166 - 168, of our 2015 Form 10-K.

For the three months ended December 31, 2015, our effective income tax rate is 36.8%, which approximates the 37.1% effective tax rate for fiscal year 2015.

As of December 31, 2015, a portion of our uncertain tax benefits liability balance for tax positions related to prior years decreased by $1.9 million from the September 30, 2015 level, as a result of the resolution of certain state tax audits during the current period. We anticipate that the uncertain tax position liability balance may further decrease by $3.9 million over the next twelve months as a result of the resolution of other state tax audits.

Index

NOTE 15 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

In the normal course of business we enter into underwriting commitments. As of December 31, 2015, RJ&A had one open fixed income underwriting commitment, which was subsequently settled in open market transactions at an amount which approximated the carrying value of the commitment in our Condensed Consolidated Statements of Financial Condition as of December 31, 2015.

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes (see Note 2 on pages 110 - 111 of our 2015 Form 10-K for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us.  As of December 31, 2015, we had made commitments to either prospects that had accepted our offer, or recently hired producers, of approximately $82.5 million that had not yet been funded (these commitments exclude all commitments made to financial advisors currently affiliated with Deutsche AWM, those commitments are discussed separately in a following paragraph).

As of December 31, 2015, RJ Bank had not settled purchases of $130.2 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

A subsidiary of RJ Bank has committed $61.6 million as an investor member in a low-income housing tax credit fund in which a subsidiary of RJTCF is the managing member (see the discussion of “direct investments in LIHTC project partnerships” in Note 2 on page 120 of our 2015 Form 10-K for information regarding the accounting policies governing these investments). As of December 31, 2015, the RJ Bank subsidiary has invested $35.3 million of the committed amount.

RJ Bank has a committed limited partner investment of $3 million to a limited partnership, $2 million of this committed amount has been invested as of December 31, 2015.

See Note 20 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments, such as standby letters of credit and loan purchases.

We have unfunded commitments to various venture capital or private equity partnerships, which aggregate to approximately $49.4 million as of December 31, 2015. Of the total, we have unfunded commitments to internally-sponsored private equity limited partnerships in which we control the general partner of approximately $19.8 million.

We have entered into a definitive asset purchase agreement to acquire Deutsche AWM. We expect the closing date of this purchase transaction to occur during the fourth quarter of this fiscal year 2016. The total investment associated with this transaction will depend upon how many of the current Deutsche AWM financial advisors join us on the closing date, and is subject to further adjustment depending on financial advisor retention through periods as late as March 2017. However, based upon the number of Deutsche AWM financial advisors as of the Announcement Date, our total investment including retention incentives provided directly to financial advisors would approximate $420 million.

As part of the terms governing the TPC acquisition (see Note 3 on pages 121 - 122 of our 2015 Form 10-K, for additional information regarding this acquisition), on certain dates specified in the TPC purchase agreement, there are a number of “earn-out” computations to be performed. The result of these computations could result in additional cash paid to the sellers of TPC in the future. These elements of contingent consideration will be finally determined in the future based upon the outcome of either specific performance of defined tasks, or the achievement of specified revenue growth hurdles, over a measurement period ranging from 18 months to 3 years after the TPC Closing Date. Our initial estimate of the fair value of these elements of contingent consideration as of the TPC Closing Date are included in our determination of the goodwill arising from this acquisition. As of December 31, 2015, we computed an estimate of the fair value of this contingent consideration based upon the latest information available to us, and the excess of this fair value determination over the initial estimate is included in other expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

RJF has committed to lend to RJTCF, or to guarantee obligations in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities, in amounts aggregating up to $250 million upon request, subject to certain limitations and to annual review and renewal. At December 31, 2015, RJTCF has $51 million in outstanding cash borrowings and $106 million in unfunded commitments outstanding against this commitment. RJTCF borrows from RJF in order to make investments in, or fund loans or advances to, either partnerships that purchase and develop properties qualifying for tax credits (“Project Partnerships”) or LIHTC Funds. Investments in Project Partnerships are sold to various LIHTC Funds, which have third

Index

party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in Project Partnerships to LIHTC Funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to Project Partnerships, and LIHTC Funds.

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS (see the discussion of these activities within “financial instruments owned, financial instruments sold but not purchased and fair value” in Note 2 on page 107 of our 2015 Form 10-K).  At December 31, 2015, RJ&A had approximately $670 million principal amount of outstanding forward MBS purchase commitments which are expected to be purchased over the following 90 days.  In order to hedge the market interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into to be announced (“TBA”) security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future.  These TBA securities are accounted for at fair value and are included in Agency MBS securities in the table of assets and liabilities measured at fair value included in Note 5, and at December 31, 2015 aggregate to a net liability having a fair value of $1.3 million.  The estimated fair value of the purchase commitment is a $1.5 million asset balance as of December 31, 2015.

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

Guarantees

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At December 31, 2015, the exposure under these guarantees is $4.1 million, which was underwritten as part of RJ Bank’s corporate credit relationship with such borrowers.  The outstanding interest rate swaps at December 31, 2015 have maturities ranging from March 2016 through September 2034.  RJ Bank records an estimated reserve for its credit risk associated with the guarantee of these client swaps, which was insignificant as of December 31, 2015.  The estimated total potential exposure under these guarantees is $28.3 million at December 31, 2015.

RJ Bank guarantees the forward foreign exchange contract obligations of its U.S. subsidiaries.  See Note 12 for additional information regarding these derivatives.

RJF guarantees interest rate swap obligations of RJ Cap Services. See Note 12 for additional information regarding interest rate swaps.

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At December 31, 2015, there were no such outstanding performance guarantees.

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

RJF guarantees the existing mortgage debt of RJ&A of approximately $37 million, see Note 11 for information regarding this borrowing.

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

Index

RJTCF issues certain guarantees to various third parties related to Project Partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations, which aggregate to approximately $2 million as of December 31, 2015.

RJTCF has provided a guaranteed return on investment to a third party investor in one of its fund offerings (“Fund 34”), and RJF has guaranteed RJTCF’s performance under the arrangement.  Under the terms of the performance guarantee, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits to this investor over the next six years, RJTCF is obligated to pay the investor an amount that results in the investor achieving a minimum specified return on their investment.  A $24.5 million financing asset is included in prepaid expenses and other assets, and a related $24.5 million liability is included in trade and other payables on our Condensed Consolidated Statements of Financial Condition as of December 31, 2015 related to this obligation. The maximum exposure to loss under this guarantee is approximately $29 million at December 31, 2015, which represents the undiscounted future payments due the investor.

Legal matter contingencies

Indemnification from Regions

On April 2, 2012 (the “MK Closing Date”), RJF completed its acquisition of all of the issued and outstanding shares of Morgan Keegan & Company, Inc. (a broker-dealer hereinafter referred to as “MK & Co.”) and MK Holding, Inc. and certain of its affiliates (collectively referred to hereinafter as “Morgan Keegan”) from Regions Financial Corporation (“Regions”). The terms of the stock purchase agreement provide that Regions will indemnify RJF for losses incurred in connection with legal proceedings pending as of the closing date or commenced after the closing date and related to pre-closing matters that are received prior to April 2, 2015, as well as any cost of defense pertaining thereto. All of the Morgan Keegan matters described below are subject to the indemnification provisions. Management estimates the range of potential liability of all such matters subject to indemnification, including the cost of defense, to be from $120 million to $173 million. Any loss arising from such matters, after consideration of the applicable annual deductible, if any, will be borne by Regions. As of December 31, 2015 our Condensed Consolidated Statements of Financial Condition include an indemnification asset of approximately $142 million which is included in other assets, and a liability for potential losses of approximately $142 million which is included within trade and other payables, pertaining to the matters described below and the related indemnification from Regions. The amount included within trade and other payables is the amount within the range of potential liability related to such matters which management estimates is more likely than any other amount within such range.

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

Certain of the Morgan Keegan entities, along with Regions, have been named in class-action lawsuits filed in federal and state courts on behalf of shareholders of Regions and investors who purchased shares of certain mutual funds in the Regions Morgan Keegan Fund complex (the “Regions Funds”). The Regions Funds were formerly managed by Morgan Asset Management (“MAM”), an entity which was at one time a subsidiary of one of the Morgan Keegan affiliates, but an entity which was not part of our Morgan Keegan acquisition. The complaints contain various allegations, including claims that the Regions Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the funds. In August 2013, the United States District Court for the Western District of Tennessee approved the settlement of the class action and the derivative action regarding the closed end funds for $62 million and $6 million, respectively, which have been paid. There is one pending class action pertaining to the open end funds. Certain of the shareholders in the funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class action lawsuits.

Index

Prior to the MK Closing Date, Morgan Keegan was involved in other litigation arising in the normal course of its business. On all such matters, RJF is subject to indemnification from Regions pursuant to the terms of the stock purchase agreement.

Other matters

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as regulatory investigations and other corporate litigation. We are contesting the allegations in these matters and believe that there are meritorious defenses in each. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. Refer to Note 2 on page 117 of our 2015 Form 10-K for a discussion of our criteria for establishing a range of possible loss related to such matters.  Excluding any amounts subject to indemnification from Regions related to pre-MK Closing Date Morgan Keegan matters discussed above, as of December 31, 2015, management currently estimates the aggregate range of possible loss is from $0 to an amount of up to $26 million in excess of the accrued liability (if any) related to these matters.  In the opinion of management, based on current available information, review with outside legal counsel, and consideration of the accrued liability amounts provided for in the accompanying condensed consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Other comprehensive (loss) income

The activity in other comprehensive (loss) income, net of their respective tax effects, are as follows:

	Three months ended December 31,
	2015	2014
	(in thousands)
Unrealized loss on available for sale securities (net of tax)	$(6,791)	$(24)
Unrealized loss on currency translations, net of the impact of net investment hedges (net of tax)	(6,615)	(6,440)
Unrealized gain on cash flow hedges (net of tax)	3,265	—
Net other comprehensive loss	$(10,141)	$(6,464)

Index

Accumulated other comprehensive (loss) income

The following table presents the changes, and the related tax effects, of each component of accumulated other comprehensive (loss) income for the three months ended December 31, 2015 and 2014:

	Available for sale securities	Net investment hedges (1)	Currency translations	Sub-total: currency translations and net investment hedges	Cash flow hedges(2)	Total
	(in thousands)
Three months ended December 31, 2015
Accumulated other comprehensive (loss) income as of the beginning of the period	$1,420	$93,203	$(130,476)	$(37,273)	$(4,650)	$(40,503)
Other comprehensive (loss) income before reclassifications and taxes	(10,852)	19,556	(19,877)	(321)	3,858	(7,315)
Amounts reclassified from accumulated other comprehensive (loss) income, before tax	—	—	—	—	1,408	1,408
Pre-tax net other comprehensive (loss) income	(10,852)	19,556	(19,877)	(321)	5,266	(5,907)
Income tax effect	4,061	(7,319)	1,025	(6,294)	(2,001)	(4,234)
Net other comprehensive (loss) income for the period, net of tax	(6,791)	12,237	(18,852)	(6,615)	3,265	(10,141)
Accumulated other comprehensive (loss) income as of December 31, 2015	$(5,371)	$105,440	$(149,328)	$(43,888)	$(1,385)	$(50,644)

Three months ended December 31, 2014
Accumulated other comprehensive (loss)income as of the beginning of the period	$4,745	$32,872	$(39,505)	$(6,633)	$—	$(1,888)
Other comprehensive (loss) income before reclassifications and taxes	(56)	20,886	(20,594)	292	—	236
Amounts reclassified from accumulated other comprehensive loss, before tax	—	—	—	—	—	—
Pre-tax net other comprehensive (loss) income	(56)	20,886	(20,594)	292	—	236
Income tax effect	32	(7,828)	1,096	(6,732)	—	(6,700)
Net other comprehensive (loss) income for the period, net of tax	(24)	13,058	(19,498)	(6,440)	—	(6,464)
Accumulated other comprehensive income (loss) as of December 31, 2014	$4,721	$45,930	$(59,003)	$(13,073)	$—	$(8,352)

(1)
Comprised of net gains recognized on forward foreign exchange derivatives associated with hedges of RJ Bank’s foreign currency exposure due to its non-U.S. dollar net investments (see Note 12 for additional information on these derivatives).

(2)	Represents RJ Bank Interest Hedges (see Note 12 for additional information on these derivatives).

Index

Reclassifications out of accumulated other comprehensive loss

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive (loss) income, and the related tax effects, for the three months ended December 31, 2015:

Accumulated other comprehensive (loss) income components:	Increase (decrease) in amounts reclassified from accumulated other comprehensive (loss) income	Affected line items in income statement
	(in thousands)
Three months ended December 31, 2015
RJ Bank Interest Hedges(1)	$1,408	Interest expense
	1,408	Total before tax
Income tax effect	(535)	Provision for income taxes
Total reclassifications for the period	$873	Net of tax

(1)	See Note 12 for additional information regarding the RJ Bank Interest Hedges, and Note 5 for additional fair value information regarding these derivatives.

All of the components of other comprehensive (loss) income described above, net of tax, are attributable to RJF.

There were no reclassifications out of accumulated other comprehensive (loss) income during the three months ended December 31, 2014.

NOTE 17 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Three months ended December 31,
	2015		2014
	(in thousands)
Interest income:
Margin balances	$17,434		$17,276
Assets segregated pursuant to regulations and other segregated assets	3,972		3,610
Bank loans, net of unearned income	107,601		96,758
Available for sale securities	1,651		1,312
Trading instruments	4,281		4,500
Stock loan	1,915		3,511
Loans to financial advisors	1,899		1,750
Corporate cash and all other	3,718		3,392
Total interest income	$142,471		$132,109

Interest expense:
Brokerage client liabilities	$227		$283
Retail bank deposits	2,019	(1)	2,137
Trading instruments sold but not yet purchased	1,191		1,085
Stock borrow	623		1,618
Borrowed funds	2,765		1,059
Senior notes	19,091		19,010
Interest expense of consolidated VIEs	310		529
Other	783		1,663
Total interest expense	27,009		27,384
Net interest income	115,462		104,725
Subtract: provision for loan losses	(13,910)		(9,365)
Net interest income after provision for loan losses	$101,552		$95,360

(1)	Net of interest expense associated with affiliate deposits.

Index

NOTE 18 – SHARE-BASED COMPENSATION

We maintain one share-based compensation plan for our employees, Board of Directors and non-employees (comprised of independent contractor financial advisors). The 2012 Stock Incentive Plan (the “2012 Plan”) permits us to grant share-based and cash-based awards designed to be exempt from the limitation on deductible compensation under Section 162(m) of the Internal Revenue Code. In our 2015 Form 10-K, our share-based compensation accounting policies are described in Note 2 on page 117.  Other information relating to our employee and Board of Director share-based awards are outlined in our 2015 Form 10-K in Note 24, on pages 175 – 178, while Note 25 on pages 178 – 180 discusses our non-employee share-based awards.  For purposes of this report, we have combined our presentation of both our employee and Board of Director share-based awards with our non-employee share-based awards.

Stock option awards

Expense and income tax benefits related to our stock options awards granted to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three months ended December 31,
	2015	2014
	(in thousands)
Total share-based expense	$3,712	$3,117
Income tax benefit related to share-based expense	436	376

For the three months ended December 31, 2015, we realized $2 million of cumulative excess tax benefits related to our stock option awards.

During the three months ended December 31, 2015, we granted 332,723 stock options to employees and 47,000 stock options were granted to our independent contractor financial advisors.

Unrecognized pre-tax expense for stock option awards granted to employees, members of our Board of Directors, and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of December 31, 2015, are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average amortization period
	(in thousands)	(in years)
Employees and members of our Board of Directors	$26,110	3.24
Independent contractor financial advisors	1,852	3.48

The weighted-average grant-date fair value of stock option awards granted to employees for the three months ended December 31, 2015 was $14.13.

The fair value of each option awarded to our independent contractor financial advisors is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model. The weighted-average fair value for outstanding stock options granted to independent contractor financial advisors as of December 31, 2015 was $20.24.

Restricted stock and restricted stock unit awards

Expense and income tax benefits related to our restricted equity awards (which include restricted stock and restricted stock units) granted to employees, members of our Board of Directors, and independent contractor financial advisors are presented below:

	Three months ended December 31,
	2015	2014
	(in thousands)
Total share-based expense	$17,928	$18,966
Income tax benefit related to share-based expense	6,369	6,862

Index

For the three months ended December 31, 2015, we realized $32.8 million of cumulative excess tax benefits related to our restricted equity awards.

During the three months ended December 31, 2015, we granted 1,091,434 and 548 restricted stock units to employees and outside members of our Board of Directors, respectively. We did not grant any restricted stock units to our independent contractor financial advisors during the three months ended December 31, 2015.

Unrecognized pre-tax expense for restricted equity awards granted to employees, members of our Board of Directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of December 31, 2015, are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average amortization period
	(in thousands)	(in years)
Employees and members of our Board of Directors	$128,554	3.10
Independent contractor financial advisors	26	0.87

The weighted-average grant-date fair value of restricted stock unit awards granted to employees and outside members of our Board of Directors for the three months ended December 31, 2015 were $57.62 and $56.96, respectively.

The fair value of each restricted equity award to our independent contractor financial advisors is computed on the date of grant and periodically revalued at the current stock price.  The fair value for unvested restricted equity awards granted to independent contractor financial advisors as of December 31, 2015 was $57.97 per unit.

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

RJF and RJ Bank report regulatory capital under Basel III under the standardized approach. Various aspects of the Basel III rules are subject to multi-year transition periods through December 31, 2018.

RJF and RJ Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined in Basel III, Common equity Tier 1 capital to risk-weighted assets. RJF and RJ Bank each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies.  Effective January 1, 2016, RJF and RJ Bank will be required to report their capital conservation buffers as defined under the Basel III rules. Capital levels are monitored to assess both RJF and RJ Bank’s capital position. At current capital levels, RJF and RJ Bank are each categorized as “well capitalized.”

For further discussion of the various regulations and capital requirements applicable to certain of our businesses and subsidiaries, see Note 26 on pages 181 - 183 of our 2015 Form 10-K.

Index

To meet requirements for capital adequacy purposes or to be categorized as “well capitalized,” RJF must maintain minimum Common equity Tier 1, Tier 1 risk-based, Total risk-based, and Tier 1 leverage amounts and ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJF as of December 31, 2015:
Common equity Tier 1 capital	$4,241,003	22.6%	$843,693	4.5%	$1,218,667	6.5%
Tier 1 capital	$4,241,003	22.6%	$1,124,924	6.0%	$1,499,898	8.0%
Total capital	$4,438,000	23.7%	$1,499,898	8.0%	$1,874,873	10.0%
Tier 1 leverage	$4,241,003	16.2%	$1,049,549	4.0%	$1,311,936	5.0%

RJF as of September 30, 2015:
Common equity Tier 1 capital	$4,101,353	22.1%	$834,677	4.5%	$1,205,644	6.5%
Tier 1 capital	$4,101,353	22.1%	$1,112,902	6.0%	$1,483,869	8.0%
Total capital	$4,290,431	23.1%	$1,483,869	8.0%	$1,854,837	10.0%
Tier 1 leverage	$4,101,353	16.1%	$1,018,859	4.0%	$1,273,574	5.0%

The increase in RJF’s Total capital and Tier 1 capital ratios at December 31, 2015 compared to September 30, 2015 was primarily the result of our increase in earnings during the three month period ended December 31, 2015 offset by the growth of RJ Bank’s corporate loan portfolio.

To meet the requirements for capital adequacy or to be categorized as “well capitalized,” RJ Bank must maintain Common equity Tier 1, Tier 1 risk-based, Total risk-based, and Tier 1 leverage amounts and ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJ Bank as of December 31, 2015:
Common equity Tier 1 capital	$1,569,841	12.9%	$547,356	4.5%	$790,625	6.5%
Tier 1 capital	$1,569,841	12.9%	$729,808	6.0%	$973,077	8.0%
Total capital	$1,722,268	14.2%	$973,077	8.0%	$1,216,347	10.0%
Tier 1 leverage	$1,569,841	10.7%	$588,151	4.0%	$735,189	5.0%

RJ Bank as of September 30, 2015:
Common equity Tier 1 capital	$1,525,942	13.0%	$526,577	4.5%	$760,611	6.5%
Tier 1 capital	$1,525,942	13.0%	$702,103	6.0%	$936,137	8.0%
Total capital	$1,672,577	14.3%	$936,137	8.0%	$1,170,171	10.0%
Tier 1 leverage	$1,525,942	10.9%	$558,829	4.0%	$698,536	5.0%

The slight decrease in RJ Bank’s Total and Tier 1 capital ratios at December 31, 2015 compared to September 30, 2015 was primarily due to significant growth in corporate loans.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934.

Index

The net capital position of our wholly owned broker-dealer subsidiary RJ&A is as follows:

	As of
	December 31, 2015	September 30, 2015
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	23.15%	20.85%
Net capital	$427,689	$411,222
Less: required net capital	(36,948)	(39,452)
Excess net capital	$390,741	$371,770

The net capital position of our wholly owned broker-dealer subsidiary RJFS is as follows:

	As of
	December 31, 2015	September 30, 2015
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$22,157	$25,828
Less: required net capital	(250)	(250)
Excess net capital	$21,907	$25,578

The risk adjusted capital of RJ Ltd. is as follows (in Canadian dollars):

	As of
	December 31, 2015	September 30, 2015
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$119,472	$127,097
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$119,222	$126,847

At December 31, 2015, all of our other active regulated domestic and international subsidiaries are in compliance with and met all capital requirements.

NOTE 20 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

For a discussion of our financial instruments with off-balance-sheet risk, see Note 27 on pages 183 - 185 of our 2015 Form 10-K.

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

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of December 31, 2015, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $12.3 million and CDN $4.1 million, respectively. RJ Bank is also subject to foreign exchange risk related to its net investment in a Canadian subsidiary. See Note 12 for information regarding how RJ Bank utilizes net investment hedges to mitigate a significant portion of this risk.

RJ Bank has outstanding at any time a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases, which then extend over varying periods of time. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-

Index

by-case basis. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and RJ Bank’s exposure is limited to the replacement value of those commitments.

RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding are as follows:

December 31, 2015
(in thousands)
Standby letters of credit	$59,328
Open-end consumer lines of credit (primarily SBL)	2,695,572
Commercial lines of credit	1,427,774
Unfunded loan commitments	395,077

Because many of RJ Bank’s lending commitments expire without being funded in whole or part, the contract amounts are not estimates of RJ Bank’s actual future credit exposure or future liquidity requirements. RJ Bank maintains a reserve to provide for potential losses related to the unfunded lending commitments. See Note 8 for further discussion of this reserve for unfunded lending commitments.

NOTE 21 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended December 31,
	2015	2014
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$106,329	$126,296
Less allocation of earnings and dividends to participating securities (1)	(238)	(453)
Net income attributable to RJF common shareholders	$106,091	$125,843

Income for diluted earnings per common share:
Net income attributable to RJF	$106,329	$126,296
Less allocation of earnings and dividends to participating securities (1)	(234)	(444)
Net income attributable to RJF common shareholders	$106,095	$125,852

Common shares:
Average common shares in basic computation	143,058	141,246
Dilutive effect of outstanding stock options and certain restricted stock units	3,083	4,036
Average common shares used in diluted computation	146,141	145,282

Earnings per common share:
Basic	$0.74	$0.89
Diluted	$0.73	$0.87
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	3,170	1,845

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities.  Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 337 thousand and 514 thousand for the three months ended December 31, 2015 and 2014, respectively. Dividends paid to participating securities amounted to $49 thousand and $78 thousand for the three months ended December 31, 2015 and 2014, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Index

Dividends per common share declared and paid are as follows:

	Three months ended December 31,
	2015	2014
Dividends per common share - declared	$0.20	$0.18
Dividends per common share - paid	$0.18	$0.16

NOTE 22 – SEGMENT INFORMATION

We currently operate through the following five business segments: “Private Client Group;” “Capital Markets;” “Asset Management;” RJ Bank; and our “Other” segment, which includes our principal capital and private equity activities as well as certain corporate costs of RJF that are not allocated to operating segments including the interest cost on our public debt and certain acquisition and integration costs (see Note 3 for additional information).  The business segments are determined based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. For a further discussion of our business segments, see Note 29 on pages 186 - 189 of our 2015 Form 10-K.

Information concerning operations in these segments of business is as follows:

	Three months ended December 31,
	2015	2014
	(in thousands)
Revenues:
Private Client Group	$874,445	$849,243
Capital Markets	229,647	235,174
Asset Management	100,238	99,630
RJ Bank	112,726	102,956
Other	4,400	9,766
Intersegment eliminations	(19,930)	(16,925)
Total revenues(1)	$1,301,526	$1,279,844

Income (loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$69,140	$92,744
Capital Markets	25,168	27,653
Asset Management	33,366	39,796
RJ Bank	65,865	64,356
Other	(25,201)	(21,641)
Pre-tax income excluding noncontrolling interests	168,338	202,908
Add: net loss attributable to noncontrolling interests	(6,163)	(4,259)
Income including noncontrolling interests and before provision for income taxes	$162,175	$198,649

(1)	No individual client accounted for more than ten percent of total revenues in any of the periods presented.

	Three months ended December 31,
	2015	2014
	(in thousands)
Net interest income (expense):
Private Client Group	$22,926	$22,063
Capital Markets	2,665	2,093
Asset Management	100	67
RJ Bank	106,188	96,722
Other	(16,417)	(16,220)
Net interest income	$115,462	$104,725

Index

The following table presents our total assets on a segment basis:

	December 31, 2015	September 30, 2015
	(in thousands)
Total assets:
Private Client Group(1)	$6,880,305	$6,870,379
Capital Markets(2)	2,406,545	2,780,733
Asset Management	193,515	187,378
RJ Bank	14,967,706	14,191,566
Other	2,459,256	2,449,628
Total	$26,907,327	$26,479,684

(1)	Includes $186.7 million of goodwill at December 31, 2015 and September 30, 2015.

(2)	Includes $120.9 million of goodwill at December 31, 2015 and September 30, 2015.

We have operations in the United States, Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Three months ended December 31,
	2015	2014
	(in thousands)
Revenues:
United States	$1,204,919	$1,181,308
Canada	61,849	67,712
Europe	23,533	23,914
Other	11,225	6,910
Total	$1,301,526	$1,279,844

Pre-tax income (loss) excluding noncontrolling interests:
United States	$161,859	$202,185
Canada	5,070	2,225
Europe	(446)	(1,756)
Other	1,855	254
Total	$168,338	$202,908

Our total assets, classified by major geographic area in which they are held, are presented below:

	December 31, 2015	September 30, 2015
	(in thousands)
Total assets:
United States (1)	$25,207,552	$24,543,645
Canada(2)	1,595,335	1,814,178
Europe	33,853	36,669
Other	70,587	85,192
Total	$26,907,327	$26,479,684

(1)	Includes $274.6 million of goodwill at December 31, 2015 and September 30, 2015.

(2)	Includes $33 million of goodwill at December 31, 2015 and September 30, 2015.

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

Factors Affecting “Forward-Looking Statements”

Certain statements made in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), industry or market conditions, demand for and pricing of our products, acquisitions and divestitures, anticipated results of litigation and regulatory developments or general economic conditions.  In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions.  Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements.  We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in our filings with the Securities and Exchange Commission (the “SEC”) from time to time, including our most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q, which are available at www.raymondjames.com and the SEC’s website at www.sec.gov. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events or otherwise.

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

Quarter ended December 31, 2015 compared with the quarter ended December 31, 2014

We achieved net revenues of $1.27 billion for the quarter, a $22 million, or 2%, increase. Our net income of $106 million reflects a decrease of nearly $20 million, or 16%.

Net revenues increased in three of our four operating segments, with the exception being our Capital Markets segment, where unfavorable equity market conditions in the current period negatively impacted our underwriting and merger and acquisition advisory revenues. Our non-operating Other segment had a decline in net revenues as the current period experienced lower gains from our private equity investments. Total client assets under administration were a quarter-end record $500.4 billion at December 31, 2015, a 4% increase over the prior year level. The increase in assets under administration is attributable to strong financial advisor recruiting results and a high level of retention of our existing advisors. Non-interest expenses increased $59 million, or 6%. The increase primarily results from: increases in compensation, commissions and benefits due to annual raises and increases in benefits expenses; increases in communications and information processing expenses resulting from our continued investment in our platform; an increase in the bank loan loss provision resulting from loan growth and qualitative reserves; and an increase in other expense due to a $10 million charge to certain reserves for legal and regulatory matters in the current period, which increased such expenses by $8 million compared to the prior year quarter.

Index

A summary of the most significant items impacting our financial results as compared to the prior year quarter, are as follows:

•
Our Private Client Group segment generated net revenues of $872 million, a 3% increase, while pre-tax income decreased 25% to $69 million.  The increase in revenues is primarily attributable to increased securities commissions and fee revenues, predominately arising from fee-based accounts, as well as an increase in commissions earned on fixed income products. Client assets under administration of the Private Client Group increased 3% over the prior year, to $473.1 billion at December 31, 2015. Net inflows of client assets have been positively impacted by successful retention and recruiting of financial advisors. Commission expenses increased in proportion to the increase in corresponding commission revenues.  All other components of non-interest expenses increased in total by approximately 15%, most significantly due to higher administrative expenses to support our continued growth and higher communications and information technology expenses resulting from our continued investment in our platform.

•
The Capital Markets segment generated net revenues of $227 million, a 2% decrease, while pre-tax income decreased $2 million, or 9%, to $25 million. Mergers and acquisitions and advisory fee revenues decreased $17 million, or 35%, and equity underwriting fee revenues, decreased $9 million, or 47%, both due to the challenging equity market environment in the current period. Institutional commissions on equity products declined $11 million, or 15%, driven by a significant reduction in equity underwriting and institutional trade volumes, offset by an $8 million, or 12%, increase in institutional commissions on fixed income products. Net trading profits increased $13 million, or 160%, resulting from a combination of favorable factors. The difficult market environment in Canada continues to negatively impact the revenues and profitability of this segment.

•
Our Asset Management segment generated a 1% increase in net revenues to a record $100 million, while pre-tax income decreased $6 million, or 16%, to $33 million. Performance fee revenues in the current year period were lower than the amounts realized in the prior year. Financial assets under management increased 2% from the prior year level, to $67.8 billion as of December 31, 2015, resulting from positive net inflows of client assets, net of market depreciation.

•
RJ Bank generated an 8% increase in net revenues to a record $108 million, while pre-tax income increased $2 million, or 2%, to $66 million. The increase in pre-tax income resulted primarily from an increase in net interest income, offset by an increase in the provision for loan losses. Net interest income increased due to growth in the average loans outstanding offset by a decrease in the net interest margin. The provision for loan losses in the current period includes a qualitative provision of approximately $4.5 million related to our criticized loans in the energy sector as well as increases resulting from a slightly higher amount of corporate loan growth in the current year.

•
Activities in our Other segment reflect a pre-tax loss that is $4 million, or 16%, more than the prior year period. Net revenues in the segment decreased $5 million, primarily resulting from lower private equity portfolio investment gains.

•
Our effective income tax rate for the current period of 36.8% differs from the prior period rate of 37.8%, due primarily to our projection of an increase in the amount of tax-exempt interest income for fiscal year 2016, as compared to the prior year.

The volume of possible regulatory changes that impact the businesses in which we operate continues to grow and evolve. Regulatory rule-making activities that we are monitoring include the Department of Labor (“DOL”) proposed rule enhancing standards for individuals providing investment advice to retirement plans, their participants, or beneficiaries. We are continuing our study and evaluation of the proposal. The total impact of the standard, once finalized and implemented, on our business is unknown at this time.

Index

Segments

We currently operate through the following five business segments: Private Client Group (or “PCG”); Capital Markets; Asset Management; RJ Bank; and Other (which consists of our principal capital and private equity activities as well as certain corporate overhead costs of RJF including the interest cost on our public debt, and the acquisition costs associated with our material acquisitions including, for the current period, non-recurring acquisition costs associated with our pending acquisition of Deutsche AWM (see Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information).

The following table presents our consolidated and segment gross revenues, net revenues, and pre-tax income (loss), the latter excluding noncontrolling interests, for the periods indicated:

	Three months ended December 31,
	2015	2014	% change
	($ in thousands)
Total company
Revenues	$1,301,526	$1,279,844	2%
Net revenues	$1,274,517	$1,252,460	2%
Pre-tax income excluding noncontrolling interests	$168,338	$202,908	(17)%

Private Client Group
Revenues	$874,445	$849,243	3%
Net revenues	$872,346	$845,215	3%
Pre-tax income	$69,140	$92,744	(25)%

Capital Markets
Revenues	$229,647	$235,174	(2)%
Net revenues	$226,526	$231,802	(2)%
Pre-tax income	$25,168	$27,653	(9)%

Asset Management
Revenues	$100,238	$99,630	1%
Net revenues	$100,214	$99,624	1%
Pre-tax income	$33,366	$39,796	(16)%

RJ Bank
Revenues	$112,726	$102,956	9%
Net revenues	$108,396	$100,518	8%
Pre-tax income	$65,865	$64,356	2%

Other
Revenues	$4,400	$9,766	(55)%
Net revenues	$(14,778)	$(9,612)	(54)%
Pre-tax loss	$(25,201)	$(21,641)	(16)%

Intersegment eliminations
Revenues	$(19,930)	$(16,925)	(18)%
Net revenues	$(18,187)	$(15,087)	(21)%

Index

Net interest analysis

In mid-December 2015, the Federal Reserve Bank announced an increase in its benchmark short-term interest rate by 25 basis points. Changes in short-term interest rates are likely to have a meaningful impact on our overall financial performance, as we have certain assets and liabilities, primarily held in our PCG and RJ Bank segments, which are subject to changes in interest rates. Given the relationship of our interest sensitive assets to liabilities held in each of these segments, increases in short-term interest rates, including the mid-December 2015 rate increase, should result in an overall increase in our net earnings.  Gradual increases in short-term interest rates would have the most significant favorable impact on our PCG and RJ Bank segments (refer to the table in Item 3 - Interest Rate Risk in this Form 10-Q, which presents an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates using the asset/liability model applied by RJ Bank).

Based upon our latest analysis performed as of December 31, 2015, we estimate that the December 2015 short-term interest rate increase of 25 basis points should have as much as an approximately $40 million annual favorable impact on our pre-tax income (or approximately $8 to $10 million favorable impact per quarter). Assuming an additional 75 basis point instantaneous rise in short-term interest rates would result in a further increase in our pre-tax income of approximately $120 million over a twelve month period. While we expect to generate approximately $150 million to $160 million of incremental annual pre-tax income from the first 100 basis point increase in short-term interest rates, the portions of that total estimated benefit realized after the first 25 basis point increase, which occurred in mid-December 2015, and the remaining 75 basis point increase(s) are estimated based on several assumptions. One of those assumptions is the amount and timing of increases in the earning/deposit rates on our clients’ cash balances, which will be dependent on several factors including, but not limited to, the competitive environment. Approximately 55% of such increases would be reflected in account and service fee revenues (resulting from an increase in the fees generated in lieu of interest income from our multi-bank sweep program with unaffiliated banks and the discontinuance of money market fund fee waivers) which are reported in the PCG segment, and the remaining portion of the increase would be reflected in net interest income reported primarily in our PCG and RJ Bank segments.

These incremental pre-tax income estimates described above are based on static balances as of December 31, 2015 and a conservative assumption that 60 basis points of the total 100 basis point increase would be credited to our clients on their cash balances in such an interest rate environment. The actual amount of any increase we would realize in the future will ultimately be based on a number of factors including, but not limited to, the actual change in balances, the rapidity and magnitude of the increase in interest rates, the competitive landscape at such time, and the returns on comparable investments which will factor into the interest rates we pay on client cash balances. The great majority of the benefit to pre-tax income from a rise in short-term interest rates would be expected to arise from the first 100 basis point cumulative increase, as we presume that any further incremental increase in short-term interest rates would be passed along to clients through our client interest program, and thus most additional interest revenues and interest sensitive fees would be offset by increases of similar amounts in our interest expense.

If the Federal Reserve Bank reverses its December 2015 action and decreases the benchmark short-term interest rate, the impact on our net interest income would be an unfavorable reversal of the positive impacts described above.

Index

Quarter ended December 31, 2015 compared with the quarter ended December 31, 2014 – Net interest

The following table presents our consolidated average interest-earning asset and liability balances, interest income and expense balances, and the average yield/cost, for the periods indicated:

	Three months ended December 31,
	2015				2014
	Average balance(1)	Interest inc./exp.		Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,846,026	$17,434		3.78%	$1,820,352	$17,276	3.80%
Assets segregated pursuant to regulations and other segregated assets	3,033,275	3,972		0.52%	2,374,470	3,610	0.61%
Bank loans, net of unearned income(2)	13,560,477	107,601		3.17%	11,509,258	96,758	3.32%
Available for sale securities	550,881	1,651		1.20%	559,005	1,312	0.94%
Trading instruments(3)	629,772	4,281		2.72%	619,729	4,500	2.90%
Stock loan	559,061	1,915		1.37%	442,027	3,511	3.18%
Loans to financial advisors(3)	507,016	1,899		1.50%	431,860	1,750	1.62%
Corporate cash and all other(3)	2,908,600	3,718		0.51%	2,981,350	3,392	0.46%
Total	$23,595,108	$142,471		2.42%	$20,738,051	$132,109	2.55%

Interest-bearing liabilities:
Brokerage client liabilities	$3,980,712	$227		0.02%	$3,563,046	$283	0.03%
Bank deposits(2)	12,342,929	2,019	(4)	0.07%	10,623,652	2,137	0.08%
Trading instruments sold but not yet purchased(3)	265,875	1,191		1.79%	227,766	1,085	1.91%
Stock borrow	96,464	623		2.58%	144,663	1,618	4.47%
Borrowed funds	744,591	2,765		1.49%	708,701	1,059	0.60%
Senior notes	1,149,253	19,091		6.64%	1,149,065	19,010	6.62%
Loans payable of consolidated variable interest entities(3)	23,666	310		5.24%	40,741	529	5.20%
Other(3)	240,454	783		1.30%	270,356	1,663	2.46%
Total	$18,843,944	$27,009		0.57%	$16,727,990	$27,384	0.65%
Net interest income		$115,462				$104,725

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

(4)	Net of interest expense associated with affiliate deposits.

Net interest income increased $11 million, or 10%. Net interest income is earned primarily by our RJ Bank and PCG segments, which are discussed separately below.

The RJ Bank segment’s net interest income increased $9 million, or 10%, resulting from an increase in average loans outstanding offset by a decrease in net interest margin.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Net interest income in the PCG segment increased $1 million, or 4%. Average customer reserve balances increased compared to the prior year quarter, and as a result of the Federal Reserve Bank mid-December 2015 short-term interest rate announcement, interest rates applicable to such balances increased for the last few weeks of the quarter. Average margin balances outstanding increased slightly compared to the prior year period. Average client margin interest rates were relatively unchanged.

Index

Net interest income arising from our securities lending activities decreased $1 million, or 32%. Revenues associated with hard-to-borrow securities in our Box lending program (this program is described in Item 1, Private Client Group, on page 5 of our 2015 Form 10-K) decreased $2 million in the period, while the expense associated with our stock borrow activities decreased $1 million.

Interest income earned on the available for sale securities portfolio increased slightly due to increased yields. See Note 7 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our available for sale securities.

Interest income earned on our trading instruments decreased marginally resulting from lower yields partially offset by higher average inventory levels during the quarter (see Note 6 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our trading instruments).

Interest expense incurred on our other borrowed funds increased by nearly $2 million. These other borrowings are in large part comprised of RJ Bank’s borrowings from the FHLB (see Note 11 for additional information regarding all of our borrowings other than our senior notes payable).

Index

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the periods indicated:

	Three months ended December 31,
	2015	% change	2014
	($ in thousands)
Revenues:
Securities commissions and fees:
Equities	$61,750	(20)%	$76,854
Fixed income products	23,103	49%	15,556
Mutual funds	161,260	2%	157,754
Fee-based accounts	372,176	7%	348,363
Insurance and annuity products	95,669	7%	89,444
New issue sales credits	10,524	(44)%	18,713
Sub-total securities commissions and fees	724,482	3%	706,684
Interest	25,025	(4)%	26,091
Account and service fees:
Client account and service fees	47,778	11%	43,212
Mutual fund and annuity service fees	62,028	5%	58,902
Client transaction fees	5,070	(5)%	5,310
Correspondent clearing fees	638	(3)%	657
Account and service fees – all other	73	(3)%	75
Sub-total account and service fees	115,587	7%	108,156
Other	9,351	13%	8,312
Total revenues	874,445	3%	849,243

Interest expense	(2,099)	(48)%	(4,028)
Net revenues	872,346	3%	845,215

Non-interest expenses:
Sales commissions	531,925	3%	516,991
Admin & incentive compensation and benefit costs	143,988	11%	129,995
Communications and information processing	44,647	34%	33,295
Occupancy and equipment	31,425	9%	28,849
Business development	26,170	17%	22,400
Clearance and other	25,051	20%	20,941
Total non-interest expenses	803,206	7%	752,471
Pre-tax income	$69,140	(25)%	$92,744

Margin on net revenues	7.9%		11.0%

For an overview of our PCG segment operations, refer to the information presented in Item 1, Business, on pages 4 -5 of our 2015 Form 10-K, as well as the description of the key factors impacting our PCG results of operations discussed on pages 43 - 44 of our 2015 Form 10-K.

PCG client asset balances are as follows as of the dates indicated:

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(in billions)
Total PCG assets under administration	$473.1	$453.3	$475.4	$471.1	$459.1	$450.6
PCG assets in fee-based accounts	$190.0	$179.4	$186.2	$182.1	$173.9	$167.7

Index

Total PCG assets under administration increased 3% over December 31, 2014, primarily as a result of net client inflows. Total PCG assets in fee-based accounts increased 9% compared to December 31, 2014. Increased client assets under administration typically result in higher fee-based account revenues and mutual fund and annuity service fees. In periods where equity markets improve, assets under administration increase and generally client activity increases, thereby having a favorable impact on financial advisor productivity. Generally, assets under administration, client activity, and financial advisor productivity decline in periods where equity markets reflect downward trends. Higher client cash balances generally lead to increased interest income and account fee revenues, depending upon spreads realized in our client interest program and RJBDP.

The following table presents a summary of PCG financial advisors as of the dates indicated:

	Employees	Independent contractors	December 31, 2015 total	September 30, 2015 total	December 31, 2014 total
RJ&A	2,611	—	2,611	2,571	2,491
Raymond James Financial Services, Inc.	—	3,602	3,602	3,544	3,379
Raymond James Ltd.	160	216	376	383	380
Raymond James Investment Services Limited (“RJIS”)	—	98	98	98	86
Total financial advisors	2,771	3,916	6,687	6,596	6,336

Quarter ended December 31, 2015 compared with the quarter ended December 31, 2014 – Private Client Group

Net revenues increased $27 million, or 3%, to $872 million. Pre-tax income decreased $24 million, or 25%, to $69 million. PCG’s pre-tax margin on net revenues decreased to 7.9% as compared to the prior year quarter’s 11.0%.

Securities commissions and fees increased $18 million, or 3%.  Client assets under administration increased to $473.1 billion, an increase of $14.0 billion, or 3%, compared to December 31, 2014. The year over year increase in client assets was driven primarily by positive net inflows generated by a high level of financial advisor retention and successful recruiting results, despite the decline in the equity markets compared to the prior year. The most significant increases in these revenues arose from revenues earned on fee-based accounts, which increased $24 million, or 7%, commissions earned on fixed income products which increased $8 million, or 49%, and commission revenues on insurance and annuity products which increased $6 million, or 7%. The increase in revenues on fee-based accounts is due to increased client asset balances. Commission earnings on fixed income products increased due to a higher volume of activity in anticipation of an increase in short-term interest rates which was announced by the Federal Reserve Bank in December 2015. Commission earnings on insurance and annuity products increased primarily due to increases in fixed annuity commissions in part resulting from our acquisition of TPC in July 2015. Commissions on equity products decreased $15 million, or 20%, and new issue sales credits declined $8 million, or 44%, reflecting the challenging equity market conditions during the current period.

Total account and service fees increased $7 million, or 7%. Client account and service fees increased $5 million, or 11%, primarily due to an increase in RJBDP fees resulting from increased average balances in the program as well as a mid-December 2015 increase in rates applicable thereto. Mutual fund and annuity service fees increased $3 million, or 5%, primarily as a result of an increase in education and marketing support (“EMS”) fees and mutual fund omnibus fees, which are paid to us by the mutual fund companies whose products we distribute.  The increase in EMS fees is primarily due to increased fees pursuant to schedules in existing contracts, new contracts for certain existing fund families, and new fund families joining the program. Omnibus fees are generally based on the number of positions held in our client portfolios. Increases in such revenues are a result of increases in the number of positions invested in existing fund families on the omnibus platform as well as new fund families joining the omnibus program.

Total segment revenues increased 3%. The portion of total segment revenues that we consider to be recurring is approximately 76% at December 31, 2015, a slight increase from 75% at December 31, 2014.  Recurring commission and fee revenues include asset-based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund and annuity service fees, fees earned on funds in our multi-bank sweep program, and interest. Assets in fee-based accounts as of December 31, 2015 were $190 billion, an increase of 9% as compared to the $173.9 billion as of December 31, 2014.

Net interest income in the PCG segment increased $1 million, or 4%. Average customer reserve balances increased compared to the prior year. As a result of the Federal Reserve Bank mid-December 2015 short-term interest rate announcement, interest rates applicable to such balances increased beginning the last few weeks of the quarter. Average client margin balances outstanding increased slightly compared to the prior year. Average client margin interest rates were relatively unchanged.

Index

Non-interest expenses increased $51 million, or 7%.  Sales commission expense increased $15 million, or 3%, resulting from the 3% increase in commission and fee revenues.  Administrative and incentive compensation and benefits expense increased $14 million, or 11%, resulting in part from annual increases in salary expenses, increases in employee benefit plan costs, and additional staffing levels, primarily in PCG operations and information technology functions, to support our continuing growth. Communications and information processing expense increased $11 million, or 34%, due to increases in software consulting and other information technology expenses. Clearance and other expense increased $4 million, or 20%, primarily resulting from an increase in other expense related to certain reserves for legal and regulatory matters of approximately $10 million in the current period, a $5 million increase compared to the prior year period. Business development expense increased $4 million, or 17%, due to increased incoming account transfer fee expenses as well as conference and other travel-related expense.

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the periods indicated:

	Three months ended December 31,
	2015	% change	2014
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$59,390	(15)%	$70,214
Fixed income	71,633	12%	63,944
Sub-total institutional sales commissions	131,023	(2)%	134,158
Equity underwriting fees	9,622	(47)%	18,165
Mergers & acquisitions and advisory fees	30,790	(35)%	47,411
Fixed income investment banking	8,599	3%	8,375
Tax credit funds syndication fees	8,389	134%	3,590
Investment advisory fees	7,924	18%	6,724
Net trading profit	20,790	160%	7,988
Interest	5,786	6%	5,465
Other	6,724	104%	3,298
Total revenues	229,647	(2)%	235,174
Interest expense	(3,121)	(7)%	(3,372)
Net revenues	226,526	(2)%	231,802

Non-interest expenses:
Sales commissions	49,569	(3)%	51,039
Admin & incentive compensation and benefit costs	96,276	(3)%	99,455
Communications and information processing	17,386	2%	17,091
Occupancy and equipment	8,375	—	8,360
Business development	10,856	(5)%	11,394
Losses and non-interest expenses of real estate partnerships held by consolidated VIEs	9,026	12%	8,026
Clearance and all other	18,057	2%	17,642
Total non-interest expenses	209,545	(2)%	213,007
Income before taxes and including noncontrolling interests	16,981	(10)%	18,795
Noncontrolling interests	(8,187)		(8,858)
Pre-tax income excluding noncontrolling interests	$25,168	(9)%	$27,653

For an overview of our Capital Markets segment operations, refer to the information presented in Item 1, Business, on pages 6 - 7 of our 2015 Form 10-K, as well as the description of the key factors impacting our Capital Markets segment results of operations discussed on pages 47 - 48 of our 2015 Form 10-K.

Index

Quarter ended December 31, 2015 compared with the quarter ended December 31, 2014 – Capital Markets

Net revenues decreased $5 million, or 2%, to $227 million. Pre-tax income decreased $2 million, or 9%, to $25 million.

Institutional fixed income commissions increased $8 million, or 12%, benefiting from increased activity during the current period in anticipation of the Federal Reserve Bank increasing short-term interest rates. Offsetting this increase, institutional equity sales commissions decreased $11 million, or 15%, resulting primarily from decreased equity underwriting activities during the current period.

Merger and acquisitions and advisory fees decreased $17 million, or 35%, and underwriting revenues decreased by $9 million, or 47%. The late September 2015 decline in the equity markets, coupled with market uncertainty in advance of the Federal Reserve Bank announcement and their related commentary on interest rates, combined to result in a less than favorable market environment for equity activities. We experienced relatively low volume in both our merger and acquisition advisory and underwriting activities. While merger and acquisition and advisory fees are a volatile revenue source in general, the number of merger and acquisition transactions in the quarter was low due to the uncertainty in the market. The number of both lead-managed and co-managed underwritings in both our domestic as well as our Canadian operations decreased during the current period compared to the prior year quarter as a result of the unfavorable equity market environment. Market conditions in Canada continued to be subdued to the challenges in the energy and natural resource sectors resulting from low commodity prices.

We experienced solid performance in our public finance underwritings in the current period, which impact both our securities commissions and fees revenues and our investment banking revenues. The combined revenues resulting from our public finance business activities approximate the prior period level.

Our net trading profit increased $13 million, or 160%. Trading profits generated in our institutional fixed income operations increased approximately $6 million, reflecting solid results in most product categories. In addition, trading profits generated on GNMA and FNMA MBS increased $4 million. These MBS are sourced through our public finance services provided to various state and local housing finance agencies (see further discussion of these activities in Note 15 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q). Additionally, the prior year period included a $2 million unrealized loss on an equity position held in our Canadian subsidiary that did not recur in the current period.

Non-interest expenses decreased $3 million, or 2%.  Administrative and incentive compensation and benefit expense decreased $3 million, or 3%, as compared to the prior year period. Increases resulting from annual salary increases, benefits costs, and increases in levels of personnel resulting from our successful third and fourth quarter fiscal year 2015 recruiting results of experienced professionals to broadly build out the coverage of certain domestic capital market investment banking sectors, were more than offset by a decrease in performance compensation expense resulting from decreased revenues and profitability in the current period. Commission expenses decreased $1 million, or 3%, which largely correlates with the 2% decrease in total institutional commission revenues.

Noncontrolling interests is primarily comprised of the net pre-tax impact (which are net losses) from the consolidation of certain low-income housing tax credit funds, with noncontrolling interests reflecting the portion of such losses that we do not own.  Additionally, noncontrolling interests includes the net pre-tax impact associated with the results of operations of certain joint ventures in Argentina and Uruguay. Total segment expenses attributable to others decreased by $1 million as compared to the prior year as a result of improved net operating results associated with the Argentine joint ventures.

Index

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the periods indicated:

	Three months ended December 31,
	2015	% change	2014
	($ in thousands)
Revenues:
Investment advisory and related administrative fees:
Managed programs	$68,513	(3)%	$70,898
Non-discretionary asset-based administration	17,559	11%	15,760
Sub-total investment advisory and related administrative fees	86,072	(1)%	86,658
Other	14,166	9%	12,972
Total revenues	100,238	1%	99,630

Expenses:
Admin & incentive compensation and benefit costs	27,616	23%	22,456
Communications and information processing	6,659	10%	6,057
Occupancy and equipment	1,128	1%	1,113
Business development	2,729	16%	2,353
Investment sub-advisory fees	13,738	5%	13,124
Other	14,031	9%	12,820
Total expenses	65,901	14%	57,923
Income before taxes and including noncontrolling interests	34,337	(18)%	41,707
Noncontrolling interests	971		1,911
Pre-tax income excluding noncontrolling interests	$33,366	(16)%	$39,796

For an overview of our Asset Management segment operations, refer to the information presented in Item 1, Business, on page 8 of our 2015 Form 10-K, as well as the description of the key factors impacting our Asset Management segment results of operations discussed on page 50 of our 2015 Form 10-K.

Managed Programs

As of December 31, 2015, approximately 80% of investment advisory fees recorded in this segment are earned from assets held in managed programs.  Of these revenues, approximately 60% of our investment advisory fees recorded in each quarter are determined based on balances at the beginning of a quarter, approximately 25% are based on balances at the end of the quarter and the remaining 15% are computed based on average assets throughout the quarter.

On April 30, 2015, RJF acquired Cougar. Eagle now offers Cougar’s global asset allocation strategies to its clients worldwide. See Note 3 on page 121 of the Notes to Consolidated Financial Statements in our 2015 Form 10-K for additional information regarding the Cougar acquisition. Cougar has a substantial amount of assets under advisement, which are non-discretionary advised assets, thus the majority of the assets managed by Cougar are reflected in non-discretionary asset-based program balances.

Index

The following table reflects fee-billable financial assets under management in managed programs at the dates indicated:

	December 31, 2015	September 30, 2015	December 31, 2014	September 30, 2014
	(in millions)
Financial assets under management:
Eagle Asset Management, Inc.	$26,220	$25,692	$28,234	$28,752
Raymond James Consulting Services	14,201	13,484	13,511	13,085
Unified Managed Accounts (“UMA”)	9,070	8,613	8,171	7,587
Cougar Global Investments Limited	134	136	—	—
Freedom Accounts & other managed programs	22,214	21,168	20,721	19,944
Sub-total financial assets under management	71,839	69,093	70,637	69,368
Less: Assets managed for affiliated entities	(4,024)	(3,916)	(3,925)	(4,811)
Total financial assets under management	$67,815	$65,177	$66,712	$64,557

The following table summarizes the activity impacting the total financial assets under management in managed programs (excluding activity in assets managed for affiliated entities) for the periods indicated:

	Three months ended December 31,
	2015	2014
	(in millions)
Financial assets under management at beginning of period	$69,093	$69,368
Net inflows of client assets	738	453	(1)
Net market appreciation in asset values	2,008	1,868	(1)
Other	—	(1,052)	(2)
Financial assets under management at end of period	$71,839	$70,637

(1)
Revised from the amounts reported in the prior year period in order to present on a basis consistent with the current period. In the prior year period, the presentation of net inflows only included the asset flows associated with new clients, and cancellations associated with existing clients, to certain programs.

(2)
During this prior year quarter, certain assets that were previously included in Eagle Asset Management, Inc programs were transferred into non-discretionary asset-based programs. The inflow of assets into the non-discretionary asset-based programs is discussed below.

Non-discretionary asset-based programs

As of December 31, 2015, approximately 20% of investment advisory fee revenues recorded in this segment are earned for administrative services on assets held in certain non-discretionary asset-based programs. These assets totaled $96.4 billion, $91.0 billion, and $85.8 billion as of December 31, 2015, September 30, 2015, and December 31, 2014, respectively. All administrative fees associated with these programs are determined based on balances at the beginning of the quarter, and are reflected within “non-discretionary asset-based administration” revenues in this segments results of operations.

Quarter ended December 31, 2015 compared with the quarter ended December 31, 2014 – Asset Management

Revenues increased $1 million, or 1%, to a record $100 million. Pre-tax income decreased $6 million, or 16%, to $33 million.

Investment advisory and related administrative fee revenue decreased by $1 million, or 1%. Advisory fee revenues arising from managed programs decreased by approximately $2 million, or 3%. The decrease was driven by lower performance fees, which are earned by managed funds for exceeding certain performance targets, which amounted to approximately $3.5 million in the current period, nearly $1.5 million less than the amount earned in the prior year period. Offsetting this, advisory fee revenues associated with financial assets under management in managed programs increased slightly as a result of the $1.1 billion, or nearly 2%, increase in assets held in such programs compared to the prior year. This increase in assets primarily results from net inflows of client assets more than offsetting net market depreciation that occurred over calendar year 2015. Revenues arising from non-discretionary asset-based administration activities increased $2 million, or 11%, resulting from the 12% increase in assets held by such programs, which includes those arising from the Cougar acquisition, over the prior year level.

Index

Other income increased $1 million, or 9%, primarily resulting from Raymond James Trust, N. A. (“RJ Trust”) which generated an increase in trust fee income arising from their 11% increase in trust assets from the prior year level to $3.83 billion as of December 31, 2015.

Expenses increased by approximately $8 million, or 14%, primarily resulting from a $5 million, or 23%, increase in administrative and incentive compensation expenses, and a $1 million, or 9% increase in other expense. The increase in administrative and incentive compensation expenses results primarily from annual salary increases, increases in personnel to support the growth of the business, and increases in certain employee benefit plan costs. The prior year incentive compensation expense included a reversal of certain incentive compensation expense accruals for associates who left the firm during the prior year; such a reversal did not recur in the current year.

Noncontrolling interests includes the impact of the consolidation of certain subsidiary investment advisors and other subsidiaries. The portion of net income attributable to noncontrolling interests decreased $1 million compared to the prior year period as a result of the reduction in the amount of performance fee revenues earned in the current period that are attributable to others.

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the periods indicated:

	Three months ended December 31,
	2015	% change	2014
	($ in thousands)
Revenues:
Interest income	$110,518	11%	$99,160
Interest expense	(4,330)	78%	(2,438)
Net interest income	106,188	10%	96,722
Other income	2,208	(42)%	3,796
Net revenues	108,396	8%	100,518

Non-interest expenses:
Compensation and benefits	6,892	10%	6,281
Communications and information processing	1,800	52%	1,184
Occupancy and equipment	297	(8)%	322
Loan loss provision	13,910	49%	9,365
FDIC insurance premiums	3,581	24%	2,899
Affiliate deposit account servicing fees	10,040	21%	8,316
Other	6,011	(23)%	7,795
Total non-interest expenses	42,531	18%	36,162
Pre-tax income	$65,865	2%	$64,356
For an overview of our RJ Bank segment operations, refer to the information presented in Item 1, Business, on page 9 of our 2015 Form 10-K, as well as the description of the key factors impacting our RJ Bank segment results of operations discussed on page 53 of our 2015 Form 10-K.

Index

The tables below present certain credit quality trends for loans held by RJ Bank:

	Three months ended December 31,
	2015	2014
	(in thousands)
Net loan (charge-offs)/recoveries:
C&I loans	$(267)	$(238)
Residential mortgage loans	(57)	350
SBL	1	8
Total	$(323)	$120

	December 31, 2015	September 30, 2015
	(in thousands)
Allowance for loan losses:
Loans held for investment:
C&I loans	$128,721	$117,623
CRE construction loans	2,635	2,707
CRE loans	31,304	30,486
Tax-exempt loans	7,119	5,949
Residential mortgage loans	12,265	12,526
SBL	3,415	2,966
Total	$185,459	$172,257

Nonperforming assets:
Nonperforming loans:
CRE loans	$4,628	$4,796
Residential mortgage loans:
Residential first mortgage	45,272	47,504
Home equity loans/lines	221	319
Total nonperforming loans	50,121	52,619
Other real estate owned:
Residential:
Residential first mortgage	3,876	4,631
Home equity	50	—
Total other real estate owned	3,926	4,631
Total nonperforming assets	$54,047	$57,250
Total nonperforming assets, net as a % of RJ Bank total assets	0.34%	0.39%

Total loans:
Loans held for sale, net(1)	$192,779	$119,519
Loans held for investment:
C&I loans	7,137,315	6,928,018
CRE construction loans	151,393	162,356
CRE loans	2,197,360	2,054,154
Tax-exempt loans	582,620	484,537
Residential mortgage loans	2,067,566	1,962,614
SBL	1,624,837	1,481,504
Net unearned income and deferred expenses	(35,146)	(32,424)
Total loans held for investment(1)	13,725,945	13,040,759
Total loans(1)	$13,918,724	$13,160,278

(1)	Net of unearned income and deferred expenses.

Index

The following table presents RJ Bank’s allowance for loan losses by loan category:

	December 31, 2015		September 30, 2015
	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable
	($ in thousands)
Loans held for sale	$—	1%	$—	1%
C&I loans	112,448	44%	98,447	44%
CRE construction loans	2,364	1%	2,148	1%
CRE loans	25,802	13%	24,064	13%
Tax-exempt loans	7,119	4%	5,949	4%
Residential mortgage loans	12,257	15%	12,513	15%
SBL	3,411	12%	2,962	11%
Foreign loans	22,058	10%	26,174	11%
Total	$185,459	100%	$172,257	100%

Information on foreign assets held by RJ Bank:

Changes in the allowance for loan losses with respect to loans RJ Bank has made to borrowers who are not domiciled in the U.S. are as follows:

	Three months ended December 31,
	2015	2014
	(in thousands)
Allowance for loan losses attributable to foreign loans, beginning of period:	$26,174	$19,891
(Benefit) provision for loan losses - foreign loans	(3,731)	1,466
Net charge-offs - foreign loans	—	—
Foreign exchange translation adjustment	(385)	(292)
Allowance for loan losses attributable to foreign loans, end of period	$22,058	$21,065

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

	Deposits with other banks	C&I loans	CRE loans	Residential mortgage loans	SBL	Total cross-border outstandings (1)
	(in thousands)
December 31, 2015

Canada	$78,069	$441,097	$180,226	$553	$324	$700,269

September 30, 2015

Canada	$122,810	$456,602	$178,230	$557	$328	$758,527

(1)	Excludes any hedged, non-U.S. currency amounts.

Index

Quarter ended December 31, 2015 compared with the quarter ended December 31, 2014 – RJ Bank

Pre-tax income increased $2 million, or 2%.  The increase in pre-tax income was primarily attributable to an $8 million, or 8%, increase in net revenues, offset by an increase of $5 million, or 49%, in the provision for loan losses, and a $2 million, or 7%, increase in non-interest expenses. The increase in net revenues was attributable to a $9 million increase in net interest income partially offset by a $2 million decrease in other income.

The $9 million increase in net interest income was the result of a $2.1 billion increase in average interest-earning banking assets partially offset by a decrease in the net interest margin. The increase in average interest-earning banking assets was driven by a $2.1 billion increase in average loans, which was comprised of a $1.3 billion, or 15%, increase in average corporate loans, a $468 million, or 43%, increase in average SBL balances, and a $242 million, or 13%, increase in average residential mortgage loans. The net interest margin decreased to 2.90% from 3.04% primarily as a result of the decrease in the yield of the average interest-earning banking assets, which decreased to 3.02% from 3.12%. This decline in the yield of the average interest-earning banking assets was the result of a decrease in the loan portfolio yield to 3.17% from 3.32% due to lower corporate loan fee income and change in asset mix. Also contributing to the decline in the net interest margin was the increase in total cost of funds to 0.13% from 0.09% resulting from an increase in borrowing costs, which includes additional expense from our interest rate hedging activities.

Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $1.7 billion to $13.1 billion.

The decline in other income as compared to the prior year was primarily due to a $900 thousand decrease in bank-owned life insurance income, a $300 thousand decrease in gains associated with the sale of other real estate owned, and a $300 thousand decrease in letter of credit fee income.

The increase in the provision for loan losses as compared to the prior year was primarily due to the charge during the current year resulting from a qualitative analysis of all corporate criticized loans outstanding within the energy sector as well as slightly higher corporate loan growth in the current year. In contrast, the provision for loan losses also reflects improved credit characteristics such as the continued decline in residential mortgage loan delinquencies and nonperforming loans.
The $2 million increase in non-interest expenses (excluding provision for loan losses) as compared to the prior year quarter was primarily attributable to a $1.7 million increase in affiliate deposit account servicing fees corresponding to the increase in deposit balances, an $800 thousand increase in losses related to RJ Bank’s investments in low-income housing tax credit fund projects, a $700 thousand increase in FDIC insurance premiums, a $600 thousand increase in SBL affiliate fees, a $600 thousand increase in compensation and benefits due to staff additions and increases in benefit costs, a $600 thousand increase in communications and information processing expense, and a $400 thousand increase in business development expense resulting from higher consulting costs. This increase in non-interest expenses was partially offset by a $3.6 million decrease in expense related to the reserve for unfunded lending commitments.

Index

The following table presents average balance, interest income and expense, the related interest yields and rates, and interest spreads for RJ Bank for the periods indicated:

	Three months ended December 31,
	2015			2014
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income (1)
Loans held for sale - all domestic	$164,979	$1,162	3.03%	$102,847	$678	2.62%
Loans held for investment:
Domestic:
C&I loans	6,080,594	52,929	3.41%	5,543,542	49,977	3.55%
CRE construction loans	128,730	1,422	4.32%	89,804	956	4.16%
CRE loans	1,773,571	11,481	2.53%	1,429,400	10,506	2.88%
Tax-exempt loans (2)	516,615	3,434	4.09%	138,808	1,116	4.95%
Residential mortgage loans	2,040,051	14,969	2.87%	1,797,952	12,781	2.78%
SBL	1,553,566	11,235	2.83%	1,085,501	7,567	2.73%
Foreign:
C&I loans	936,645	8,297	3.47%	1,060,128	10,613	3.92%
CRE construction loans	41,491	326	3.07%	16,499	220	5.22%
CRE loans	320,160	2,312	2.83%	240,512	2,309	3.76%
Residential mortgage loans	2,152	16	2.90%	2,225	17	2.97%
SBL	1,923	18	3.66%	2,040	18	3.44%
Total loans, net	13,560,477	107,601	3.17%	11,509,258	96,758	3.32%
Agency MBS	340,367	1,095	1.29%	261,466	589	0.90%
Non-agency CMOs	74,545	464	2.49%	97,459	576	2.36%
Cash	511,418	336	0.26%	596,377	320	0.21%
FHLB stock, Federal Reserve Bank of Atlanta (“FRB”) stock, and other	137,608	1,022	2.95%	104,619	917	3.48%
Total interest-earning banking assets	14,624,415	$110,518	3.02%	12,569,179	$99,160	3.12%
Non-interest-earning banking assets:
Allowance for loan losses	(172,883)			(150,700)
Unrealized loss on available for sale securities	(3,905)			(5,733)
Other assets	253,736			312,488
Total non-interest-earning banking assets	76,948			156,055
Total banking assets	$14,701,363			$12,725,234
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$359,583	$1,448	1.60%	$345,493	$1,524	1.75%
Money market, savings, and NOW accounts	11,983,346	751	0.02%	10,278,159	613	0.02%
FHLB advances and other	743,044	2,131	1.12%	713,917	301	0.17%
Total interest-bearing banking liabilities	13,085,973	$4,330	0.13%	11,337,569	$2,438	0.09%
Non-interest-bearing banking liabilities	69,642			51,167
Total banking liabilities	13,155,615			11,388,736
Total banking shareholders’ equity	1,545,748			1,336,498
Total banking liabilities and shareholders’ equity	$14,701,363			$12,725,234
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,538,442	$106,188		$1,231,610	$96,722
Bank net interest:
Spread			2.89%			3.03%
Margin (net yield on interest-earning banking assets)			2.90%			3.04%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			111.76%			110.86%
Annualized return on average:
Total banking assets			1.20%			1.32%
Total banking shareholders’ equity			11.40%			12.54%
Average equity to average total banking assets			10.51%			10.50%
The text of the footnotes in the above table are on the following page.

Index

Explanation of the footnotes to the table on the preceding page:

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended December 31, 2015 and 2014 was $4.4 million and $8 million, respectively.

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
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale - all domestic	$409	$75	$484
Loans held for investment:
Domestic:
C&I loans	4,842	(1,890)	2,952
CRE construction loans	414	52	466
CRE loans	2,530	(1,555)	975
Tax-exempt loans	3,037	(719)	2,318
Residential mortgage loans	1,721	467	2,188
SBL	3,262	406	3,668
Foreign:
C&I loans	(1,236)	(1,080)	(2,316)
CRE construction loans	334	(228)	106
CRE loans	765	(762)	3
Residential mortgage loans	(1)	—	(1)
SBL	(1)	1	—
Agency MBS	178	328	506
Non-agency CMOs	(135)	23	(112)
Cash	(46)	62	16
FHLB stock, FRB stock, and other	289	(184)	105
Total interest-earning banking assets	16,362	(5,004)	11,358

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	62	(138)	(76)
Money market, savings and NOW accounts	102	36	138
FHLB advances and other	12	1,818	1,830
Total interest-bearing banking liabilities	176	1,716	1,892
Change in net interest income	$16,186	$(6,720)	$9,466

Index

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the periods indicated:

	Three months ended December 31,
	2015	% change	2014
	($ in thousands)
Revenues:
Interest income	$2,761	(13)%	$3,158
Investment advisory fees	505	72%	294
Other	1,134	(82)%	6,314
Total revenues	4,400	(55)%	9,766

Interest expense	(19,178)	(1)%	(19,378)
Net revenues	(14,778)	(54)%	(9,612)

Non-interest expenses:
Compensation and other	7,499	(20)%	9,340
Acquisition-related expenses	1,872	100%	—
Total non-interest expenses	9,371	—	9,340
Loss before taxes and including noncontrolling interests	(24,149)	(27)%	(18,952)
Noncontrolling interests	1,052		2,689
Pre-tax loss excluding noncontrolling interests	$(25,201)	(16)%	$(21,641)

This segment includes our principal capital and private equity activities as well as certain corporate overhead costs of RJF including the interest cost on our public debt, and the acquisition costs associated with our material acquisitions including, for the current period, non-recurring acquisition costs associated with our pending acquisition of Deutsche AWM (see Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information).

Quarter ended December 31, 2015 compared with the quarter ended December 31, 2014 – Other

The pre-tax loss generated by this segment increased by approximately $4 million, or 16%.

Net revenues in this segment decreased $5 million. Gains on our private equity portfolio are $4 million less than the prior year period.

The acquisition-related expenses (including legal and travel-related expense) in the current period pertain to certain nonrecurring costs incurred in connection with the future acquisition of Deutsche AWM.

The portion of revenue attributable to noncontrolling interests decreased $2 million, as the decrease in gains generated in our private equity portfolio result in lower amounts of such gains that are attributable to others.

Index

Certain statistical disclosures by bank holding companies

As a financial holding company, we are required to provide certain statistical disclosures by bank holding companies pursuant to the Securities and Exchange Commission’s Industry Guide 3.  Certain of those disclosures are as follows for the periods indicated:

	For the three months ended December 31,
	2015	2014

RJF return on assets (1)	1.6%	2.1%
RJF return on equity (2)	9.3%	12.0%
Equity to assets (3)	18.2%	18.9%
Dividend payout ratio(4)	27.4%	20.7%

(1)
Computed as net income attributable to RJF for the period indicated, divided by average assets (the sum of total assets at the beginning and end of the period, divided by two) the product of which is then annualized.

(2)
Computed by utilizing the net income attributable to RJF for the period indicated, divided by the average equity attributable to RJF (computed by adding the total equity attributable to RJF as of the date indicated plus the immediately preceding September 30 amount, divided by two). The result is then annualized.

(3)
Computed as average equity (the sum of total equity at the beginning and end of the period, divided by two), divided by average assets (the sum of total assets at the beginning and end of the period, divided by two).

(4)	Computed as dividends declared per common share during the period as a percentage of diluted earnings per common share.

Refer to the RJ Bank section of this MD&A, various sections within Item 3 of this report, and the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, for the other required disclosures.

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

Cash provided by operating activities during the three months ended December 31, 2015 was $227 million. Cash generated by successful operating results over the period resulted in a $179 million increase in cash.  Significant changes in various other asset and liability balances which impact cash include: a $247 million decrease in brokerage client receivables and other accounts receivable; a decrease in trading instruments, net of securities sold but not yet purchased, of $163 million; a $77 million increase in brokerage client payables; and an increase in stock loaned, net of stock borrowed, of $66 million, all of which result in increases in cash. Partially offsetting these activities, decreases in cash resulted from the following activities: we used $243 million in operating cash as the accrued compensation, commissions and benefits decreased, primarily resulting from the annual payment of certain incentive awards; a $171 million increase in assets segregated pursuant to regulations and other segregated assets resulted in a use of cash; in support of our strong recruiting results, we used $39 million in cash to fund loans provided to financial advisors, net of repayments; and purchases and originations of loans held for sale, net of proceeds from sales and securitizations, resulted in a $74 million decrease in operating cash. All other components of operating activities combined to net a $22 million source of cash.

Investing activities resulted in the use of $857 million of cash during the three months ended December 31, 2015.  The primary investing activity was the use of $735 million in cash to fund an increase in bank loans.  We used $56 million to fund additional

Index

available for sale investments held at RJ Bank, net of proceeds from maturations and repayments within the portfolio. We used $33 million to fund equipment investments, predominately investments in information systems. We used $25 million to fund additional private equity or other investments. All other components of investing activities combined to net an $8 million use of cash.

Financing activities provided $649 million of cash during the three months ended December 31, 2015.  Increases in RJ Bank deposits provided $738 million. Proceeds from FHLB borrowings resulted in a $25 million increase in cash. A decrease in our short-term borrowings used $115 million in cash. We used $27 million in payment of dividends to our shareholders. All other components of financing activities combined to net a $28 million source of cash.

The effect of currency exchange rates on our cash balances has resulted in a $25 million decrease in our U. S. dollar denominated cash balance. The most significant component of this decrease results from the substantial cash balances held by RJ Ltd. as part of their brokerage operations, which are denominated in Canadian currency (this cash is utilized to fund Canadian currency denominated liabilities), and the nearly 4% decrease in the value of the Canadian dollar to the U. S. dollar since the beginning of this fiscal year.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities, should provide adequate funds for continuing operations at current levels of activity.

Sources of Liquidity

Approximately $1.24 billion of our total December 31, 2015 cash and cash equivalents (a significant portion of which is maintained in a deposit account at RJ Bank) was available to us without restrictions. The cash and cash equivalents held were as follows:

Cash and cash equivalents:	December 31, 2015
(in thousands)
RJF (1)	$1,266,597
RJ&A	319,175
RJ Bank	445,332
RJ Ltd.	263,352
RJFS	105,681
RJFSA	48,514
Other subsidiaries	147,737
Total cash and cash equivalents	$2,596,388

(1)
RJF maintains a depository account at RJ Bank which has a balance of $982 million as of December 31, 2015. This cash balance is reflected in the RJF total, and is excluded from the RJ Bank total, since this balance is available to RJF on demand and without restriction.

In addition to the liquidity on hand described above, we have other various potential sources of liquidity which are described below.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A and RJ Bank.

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from client transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At December 31, 2015, RJ&A significantly exceeded both the minimum regulatory and its financing covenants net capital requirements. At that date, RJ&A had excess net capital of approximately $391 million, of which approximately $151 million is available for dividend while still maintaining the internally-imposed minimum net capital ratio of 15% of aggregate debit items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without Financial Industry Regulatory Authority (“FINRA”) approval.

RJ Bank may pay dividends to the parent company without the prior approval of its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted capital to risk-weighted assets ratios. At December 31, 2015, RJ Bank had approximately $202 million of

Index

capital in excess of the amount it would need at December 31, 2015 to maintain its targeted total capital to risk-weighted assets ratio of 12.5%.

Although we have liquidity available to us from our other subsidiaries, the available amounts are not as significant as the amounts described above, and in certain instances may be subject to regulatory requirements.

Borrowings and Financing Arrangements

The following table presents our financing arrangements with third party lenders that we generally utilize to finance a portion of our fixed income securities trading instruments held, and the outstanding balances related thereto, as of December 31, 2015:

	As of December 31, 2015
	RJ&A(3)	RJ Ltd.		RJF	Total	Total number of counterparties
	($ in thousands)
Financing arrangement:
Committed secured (1)	$300,000	$—		$—	$300,000	3
Committed unsecured	—	—		300,000	300,000	1
Uncommitted secured(1)(2)	2,400,000	32,902	(4)	—	2,432,902	10
Uncommitted unsecured(1)(2)	375,000	—		50,000	425,000	7
Total financing arrangements	$3,075,000	$32,902		$350,000	$3,457,902	21

Outstanding borrowing amount:
Committed secured (1)	$—	$—		$—	$—
Committed unsecured	—	—		—	—
Uncommitted secured(1)(2)	237,554	—		—	237,554
Uncommitted unsecured(1)(2)	—	—		—	—
Total outstanding borrowing amount	$237,554	$—		$—	$237,554

(1)	Our ability to borrow is dependent upon compliance with the conditions in the various committed loan agreements and collateral eligibility requirements.

(2)	Lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

(3)	We generally utilize the RJ&A facilities to finance a portion of our fixed income securities trading instruments.

(4)
This financing arrangement is primarily denominated in Canadian currency, amounts presented in the table have been converted to U.S. dollars at the currency exchange rate in effect as of December 31, 2015.

The committed financing arrangements are in the form of either tri-party repurchase agreements or secured lines of credit.  The uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit.

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $11 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. There were no borrowings outstanding on these lines of credit as of December 31, 2015.

RJ Bank had $575 million in FHLB borrowings outstanding at December 31, 2015, comprised of two floating-rate advances totaling $550 million and a $25 million fixed-rate advance, all of which are secured by a blanket lien on RJ Bank’s residential loan portfolio (see Note 11 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these borrowings). RJ Bank has an additional $913 million in immediate credit available from the FHLB as of December 31, 2015 and total available credit of 30% of total assets, with the pledge of additional collateral to the FHLB.

RJ Bank is eligible to participate in the Board of Governors of the Federal Reserve System (the “Fed”) discount-window program; however, RJ Bank does not view borrowings from the Fed as a primary means of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and would be secured by pledged C&I loans.

Index

From time to time we purchase short-term securities under agreements to resell (“Reverse Repurchase Agreements”) and sell securities under agreements to repurchase (“Repurchase Agreements”).  We account for each of these types of transactions as collateralized financings with the outstanding balances on the Repurchase Agreements included in securities sold under agreements to repurchase. At December 31, 2015, collateralized financings outstanding in the amount of $246 million are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. Of this total, outstanding balances on the uncommitted Repurchase Agreements (which are reflected in the table of domestic financing arrangements above) were $238 million as of December 31, 2015.  Such financings are generally collateralized by non-customer, RJ&A owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 140% of the amount financed.

The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period end balances for Repurchase Agreements and Reverse Repurchase Agreements of RJF are as follows:

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended:	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
	(in thousands)
December 31, 2015	$270,586	$247,730	$245,554	$423,059	$415,346	$405,507
September 30, 2015	280,934	332,536	332,536	432,131	498,871	474,144
June 30, 2015	233,451	255,870	251,769	425,342	445,591	416,516
March 31, 2015	253,328	351,168	277,383	446,965	537,919	469,503
December 31, 2014	252,981	337,107	337,107	479,851	576,249	384,129

At December 31, 2015, in addition to the financing arrangements described above, we had $37 million outstanding on a mortgage loan for our St. Petersburg, Florida home-office complex, that we include in other borrowings on our Condensed Consolidated Statements of Financial Condition.

At December 31, 2015, we have senior notes payable of $1.15 billion. The balance is comprised of $350 million outstanding on our 6.90% senior notes due 2042, $249 million outstanding on our 5.625% senior notes due 2024, $300 million outstanding on our 8.60% senior notes due August 2019, and $250 million outstanding on our 4.25% senior notes due April 2016.

Our current senior long-term debt ratings are:

Rating Agency	Rating	Outlook
Standard & Poor’s Ratings Services (“S&P”)	BBB(1)	Positive(1)
Moody’s Investors Service (“Moody’s”)	Baa2(2)	Positive(2)

(1)	The S&P rating and outlook are as presented in their December, 2015 report.

(2)	The Moody’s rating and outlook are as presented in their December, 2015 report.

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

Should our credit rating be downgraded prior to a public debt offering it is probable that we would have to offer a higher rate of interest to bond holders.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable. A downgrade below investment grade could result in the termination of certain derivative contracts and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions (see Note 12 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information). A credit downgrade could create a reputational issue and could also result in certain counterparties limiting their business with us, result in negative comments by analysts and potentially impact investor perception of us, and resultantly impact our stock price and/or our clients’ perception of us. A credit downgrade

Index

would result in RJF incurring a higher commitment fee on any unused balance on one of its borrowing arrangements, the $300 million revolving credit facility, in addition to triggering a higher interest rate applicable to any borrowings outstanding on that line as of and subsequent to such downgrade. Conversely, an improvement in RJF’s current credit rating would have a favorable impact on the commitment fee as well as the interest rate applicable to any borrowings on such line. None of our credit agreements contain a condition or event of default related to our credit ratings.

Other sources of liquidity

We own life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. The policies which we could readily borrow against have a cash surrender value of approximately $286 million as of December 31, 2015 and we are able to borrow up to 90%, or $257 million of the December 31, 2015 total, without restriction.  To effect any such borrowing, the underlying investments would be converted to money-market investments. Thus, a portion of any such borrowings could require us to take market risks as a component of our cost associated with the borrowing. There are no borrowings outstanding against any of these policies as of December 31, 2015.

On May 22, 2015 we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune.

See the “contractual obligations” section below for information regarding our contractual obligations.

Potential impact of Morgan Keegan matters subject to indemnification by Regions on our liquidity

As more fully described in Note 21 on page 171 of our 2015 Form 10-K, on January 11, 2012, RJF entered into a Stock Purchase Agreement (“SPA”) to acquire all of the issued and outstanding shares of Morgan Keegan from Regions.  On April 2, 2012, we completed the purchase transaction. Under the terms of the SPA, in addition to customary indemnity for breaches of representations and warranties and covenants, the SPA also provides that Regions will indemnify RJF for losses incurred in connection with any litigation or similar matter related to pre-closing activities. For matters that are received within three years from the closing date, or through April 2, 2015, the indemnifications survive until such matters are resolved. As a result of these indemnifications and after consideration of the expiration of certain of these indemnification provisions, we do not anticipate the resolution of any pre-MK Closing Date Morgan Keegan litigation matters to negatively impact our liquidity (see Note 15 of the Notes to Condensed Consolidated Financial Statements, and Part II Item 1 - Legal Proceedings, in this Form 10-Q for further information regarding the indemnifications and the nature of the pre-MK Closing Date matters).

Potential impact on our liquidity from the scheduled maturity of senior notes payable

One of our senior note issuances, the 4.25% senior notes with an aggregate principal amount of $250 million, matures in April 2016. Unless we elect to refinance, the repayment of the principal on the maturity date would reduce our liquidity.

Potential impact on our liquidity from an acquisition of Deutsche AWM

On December 3, 2015, we entered into a definitive asset purchase agreement to acquire the U.S. Private Client Services unit of Deutsche Asset & Wealth Management (see Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information). We expect the closing date of this purchase transaction to occur during the fourth quarter of this fiscal year. The total investment associated with this transaction will depend upon how many of the current Deutsche AWM financial advisors join us on the closing date, and is subject to further adjustment depending on financial advisor retention through periods as late as March 2017. Based upon the number of Deutsche AWM financial advisors as of December 3, 2015, our total investment including retention incentives provided directly to financial advisors would approximate $420 million. At the present time, we have the ability to utilize our cash on-hand as of the closing date to fund the purchase obligation and retention incentives.

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

Total assets of $26.9 billion at December 31, 2015 are approximately $428 million, or 2% greater than our total assets as of September 30, 2015. Net bank loans receivable increased $745 million primarily due to the growth of RJ Bank’s corporate loan portfolio during the current period. Additionally, assets segregated pursuant to federal regulations (for the benefit of our clients)

Index

increased $171 million, corresponding with an increase in our brokerage client payable balances discussed in the following paragraph. These increases in assets were offset by decreases in trading securities of $219 million as we reduced our inventories of financial securities in the current period, and brokerage client receivables decreased $217 million. The decline in brokerage client receivable balances is primarily due to decreases in the end of the period client margin balances outstanding, and a decrease in institutional client receivable balances arising from our Canadian subsidiary resulting from decreased trading activity during the last week of the calendar year.

As of December 31, 2015, our liabilities of $22.0 billion were $293 million, or 1% more than our liabilities as of September 30, 2015. The increase in liabilities at December 31, 2015 compared to September 30, 2015 is primarily due to a $738 million increase in bank deposit liabilities as RJ Bank retained a higher portion of RJBDP balances to in part, fund their net loan growth. Brokerage client payable balances increased $111 million, reflecting an increase in client cash balances. Offsetting these increases, accrued compensation, commissions and benefits decreased by $243 million, primarily resulting from the annual payment of certain incentive compensation during the current period. Other borrowings decreased by $91 million, and securities sold under agreements to repurchase decreased $87 million. Both of these are indicative of decreases in our short-term borrowings outstanding, the proceeds from which typically finance trading securities, which also declined as described in the preceding paragraph.

Contractual obligations

As of December 31, 2015 and since September 30, 2015, there have been no material changes in our contractual obligations presented on page 68 of our 2015 Form 10-K, other than in the ordinary course of business. See Note 15 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, for additional information regarding certain commitments as of December 31, 2015.

Regulatory

The following discussion should be read in conjunction with the description of the regulatory framework applicable to the financial services industry and relevant to us as described in the Regulation section of Item 1 on pages 10 - 14 of our 2015 Form 10-K, and the Regulatory section on pages 69 - 70 of our 2015 Form 10-K.

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

In July 2013, the Office of the Comptroller of the Currency (“OCC”), the Fed, and the FDIC released final United States Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Act. The rule became effective for RJF on January 1, 2015, subject to a phase-in period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and certain regulatory capital adjustments and deductions. While we continue to evaluate the impact of these rules on both RJF and RJ Bank, based on our current analyses, we believe that both RJF and RJ Bank meet all capital adequacy requirements under the final rules. However, the increased capital requirements could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition and prospects could be adversely affected. See Note 19 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding RJF and RJ Bank regulatory capital levels and ratios.

Under the provisions of the Dodd-Frank Act, Congress adopted the “Volcker Rule,” which generally prohibits, subject to exceptions, insured depository institutions, bank holding companies and their affiliates (together, “Banking Entities”) from engaging in “proprietary trading” or acquiring or retaining an ownership interest in a hedge fund or private equity fund (“covered funds”). In December 2013, the Commodity Futures Trading Commission (the “CFTC”), the OCC, the Fed, the FDIC, and the SEC adopted a final version of the Volcker Rule. Certain elements of the final rule provide for phasing-in over time. However, based upon our latest analysis and understandings of these regulations, we do not anticipate that the Volcker Rule will have a material impact on our results of operations. Nevertheless, due to its complexity and scope, we continue to review the details contained in the Volcker Rule to assess its impact on our operations.

The Volcker Rule prohibits Banking Entities from engaging in proprietary trading, and imposes limitations on the extent to which Banking Entities are permitted to invest in certain “covered funds” (e.g. hedge funds and private equity funds, among others) and requires that such investments be fully deducted from Tier 1 Capital. Under the Volcker Rule’s per-fund limits, a Banking Entity’s aggregate ownership in hedge funds and private equity funds cannot exceed three percent of Tier 1 Capital, although the

Index

impact of such limit to RJF’s investment portfolio is subject to further analysis. Congress provided an exemption for certain permitted activities of Banking Entities, such as underwriting, market making, hedging and asset management.

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

We currently maintain a number of private equity investments, some of which meet the definition of “covered funds” and therefore are subject to certain limitations under the covered funds provisions of the Volcker Rule. The amount of future investments of this nature that we may make may be limited in order to maintain compliance levels specified by the Volcker Rule. Further, subsequent interpretations of what constitutes “covered funds” under the Volcker Rule may adversely impact our operations. The extension of the conformance deadline provides us additional time to assess our holdings in the context of the new regulations and execute appropriate strategies to be in conformance with the Volcker Rule.

Other than the preceding paragraphs, there are no additional updates to any of the other aspects of the Dodd-Frank Act which are described on pages 11 - 13 of our 2015 Form 10-K.

The DOL released a proposed rule enhancing standards for individuals providing investment advice to retirement plans, their participants, or beneficiaries. We are continuing our study and evaluation of the proposal. The total impact of the standard, once finalized and implemented, on our business is unknown at this time.

RJ&A, RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of regulatory requirements as of December 31, 2015.

RJ Ltd. is subject to the Minimum Capital Rule (Dealer Member Rule No. 17 of the Investment Industry Regulatory Organization of Canada (“IIROC”)). See the discussion in Note 26 on page 183 of our 2015 Form 10-K where these rules are described. RJ Ltd. is not, and has not been, in Early Warning Level 1 or Level 2 as of or during the three months ended December 31, 2015.

RJF and RJ Bank are subject to various regulatory and capital requirements. RJF and RJ Bank met the requirements to be categorized as “well capitalized” as of December 31, 2015. One of RJ Bank’s U.S. subsidiaries is an agreement corporation and is subject to regulation by the Fed. As of December 31, 2015, this RJ Bank subsidiary met the capital adequacy guideline requirements.

See Note 19 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on regulatory and capital requirements.

Critical accounting estimates

The condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during any reporting period in our condensed consolidated financial statements. For a description of our accounting policies, see Note 2 of the Notes to the Consolidated Financial Statements on pages 103 - 121 of our 2015 Form 10-K, as well as Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

Index

Valuation of financial instruments, investments and other assets

The use of fair value to measure financial instruments, with related gains or losses recognized in our Condensed Consolidated Statements of Income and Comprehensive Income, is fundamental to our financial statements and our risk management processes. See Note 2 on pages 105 - 110 of our 2015 Form 10-K for a discussion of our fair value accounting policies regarding financial instruments owned and financial instruments sold but not yet purchased. Since September 30, 2015, we have not implemented any material changes in the accounting policies described therein during the period covered by this report.

“Trading instruments” and “available for sale securities” are reflected in the Condensed Consolidated Statements of Financial Condition at fair value or amounts that approximate fair value. Unrealized gains and losses related to these financial instruments are reflected in our net income or our total comprehensive income, depending on the underlying purpose of the instrument.

As of December 31, 2015, 6.9% of our total assets and 2.7% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $342 million as of December 31, 2015 and represent 18.3% of our assets measured at fair value. Our private equity investments comprise $208 million, or 60.7%, and our ARS positions comprise $130 million, or 38.1%, of the Level 3 assets as of December 31, 2015, respectively.  Level 3 assets represent 7% of total equity as of December 31, 2015.

Financial instruments which are liabilities categorized as Level 3 amount to less than $100 thousand as of December 31, 2015 and represent less than 1% of liabilities measured at fair value.

See Notes 5, 6, 7 and 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our financial instruments.

Goodwill impairment

Goodwill, under GAAP, must be allocated to reporting units and tested for impairment at least annually. The annual goodwill impairment testing involves the application of significant management judgment, especially when estimating the fair value of its reporting units. For a discussion of our goodwill accounting policies, see Note 2 on pages 116 - 117 of our 2015 Form 10-K.

We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  We have elected December 31 as our annual goodwill impairment evaluation date. We performed our latest annual goodwill impairment testing during the quarter ended March 31, 2015. In that testing, we performed a qualitative assessment for each reporting unit that includes an allocation of goodwill to determine whether it is more likely than not that the carrying value of such reporting unit, including the recorded goodwill, is in excess of the fair value of the reporting unit. In any instance in which we are unable to qualitatively conclude that it is more likely than not that the fair value of the reporting unit exceeds the reporting unit carrying value including goodwill, a quantitative analysis of the fair value of the reporting unit would be performed. Based upon the outcome of our qualitative assessment, we determined that no quantitative analysis of the fair value of any reporting unit as of December 31, 2014 was required, and we concluded that none of the goodwill allocated to any of our reporting units as of December 31, 2014 was impaired. No events have occurred since December 31, 2014 that would cause us to update this impairment testing.

Loss provisions

Refer to the discussion of loss provisions in Item 7 on page 75 of our 2015 Form 10-K.

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio. See the discussion regarding RJ Bank’s methodology in estimating its allowance for loan losses in Item 7A - Credit Risk, on pages 84 - 92 of our 2015 Form 10-K.

At December 31, 2015, the amortized cost of all RJ Bank loans was $13.9 billion and an allowance for loan losses of $185 million was recorded against that balance. The total allowance for loan losses is equal to 1.35% of the amortized cost of the loan portfolio.

RJ Bank’s process of evaluating its probable loan losses includes a complex analysis of several quantitative and qualitative factors, requiring a substantial amount of judgment. Due to the uncertainty associated with this subjectivity, our underlying assumptions and judgments could prove to be inaccurate, and the allowance for loan losses could then be insufficient to cover

Index

actual losses. In such an event, any losses would result in a decrease in our net income as well as a decrease in the level of regulatory capital at RJ Bank.

Income taxes

For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see the income taxes section of Item 7 on pages 75 - 76 of our 2015 Form 10-K.

Effects of recently issued accounting standards, and accounting standards not yet adopted

In January 2014, the FASB issued new guidance which allows investors in Low Income Housing Tax Credit programs that meet specified conditions to present the net tax benefits (net of amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the specified conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including tax credits and other tax benefits as they are realized on the tax return. This new guidance first became effective for this financial report covering the quarter ending December 31, 2015. Based upon the nature of our investments in LIHTC structures, we do not meet the specified conditions which allow for election of this accounting treatment and thus the adoption of this guidance did not have any direct impact on our financial position or results of operations.

In January 2014, the FASB issued new guidance which clarifies when banks and similar institutions (creditors) should reclassify mortgage loans collateralized by residential real estate properties from the loan portfolio to OREO. This guidance defines when an in-substance repossession or foreclosure has occurred and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. This new guidance first became effective for this financial report covering the quarter ending December 31, 2015. This new guidance had no impact on our financial position and results of operations. Given the nature of our OREO balances as of December 31, 2015, its adoption did not materially impact our OREO disclosures.

In April 2014, the FASB issued new guidance which changes the prior guidance regarding the requirements for reporting discontinued operations. Under the new guidance, a disposal of a component of an entity or a group of components of an entity, are required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: 1) the component of an entity or group of components of an entity meets certain criteria to be classified as held for sale. 2) The component of an entity or group of components of an entity is disposed of by sale. 3) The component of an entity or group of components of an entity is disposed of other than by sale (for example by abandonment or in a distribution to owners in a spinoff). The new guidance requires additional disclosures about discontinued operations that meet the above criteria. This new guidance is first effective for this period ended December 31, 2015.  We did not have any disposals of an entity or a group of components of an entity that fall within the scope of this clarifying guidance during such period, and therefore this new guidance did not have any impact on our financial position or results of operations.

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

In August 2014, the FASB issued amended guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance: (1) provides for a definition of substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain

Index

disclosures when substantial doubt is alleviated as a result of consideration of managements plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This new guidance is first effective for our interim financial report covering the quarter ending after December 31, 2016, with early adoption permitted. The adoption of this guidance is not anticipated to have any impact on our consolidated financial statements or related disclosures.

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

In February 2015, the FASB issued amended guidance to the consolidation model. This amended guidance: 1) eliminates the deferral of the application of the new consolidation model, which had resulted in the application of prior accounting guidance to consolidation determinations of certain investment funds (see Note 2 on page 121 of our 2015 Form 10-K for a discussion of how this deferral is applicable to our Managed Funds). 2) Makes certain changes to the variable interest consolidation model. 3) Makes certain changes to the voting interest consolidation model. This amended guidance is effective for us for our fiscal year commencing on October 1, 2016, however, early adoption is permitted, including adoption in any interim period. The adoption of this new guidance is likely to impact our financial statements in the following manner: 1) will likely change certain historical conclusions that we are the primary beneficiary of certain LIHTC Funds. We currently anticipate that we will deconsolidate each of the non-guaranteed LIHTC Funds we currently consolidate. 2) We will apply this new guidance to our Managed Funds, but do not anticipate that we will conclude that we are the primary beneficiary of such Managed Funds. Accordingly, we believe that our historical practice of not consolidating the Managed Funds will continue after the adoption of this amended guidance. Given that we believe the application of this amended guidance will significantly improve the meaningfulness of our consolidated financial statements, we plan early adoption of this amended guidance in the first reporting period after which we have completed all the necessary analysis and documentation of all our investments that are within the scope of this guidance.

In April 2015, the FASB issued guidance governing the presentation of debt issuance costs in the consolidated financial statements. Under the new guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance is effective for us for our fiscal year commencing on October 1, 2016, and early adoption is permitted. In August 2015, the FASB issued additional clarifying guidance indicating that for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Although the new guidance is to be applied on a retrospective basis with the transition amount being reported as a change in accounting principle, given the costs and remaining term associated with our debt issuances to-date, we do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements. In fiscal year 2015, we applied the clarified guidance discussed above by deferring and amortizing certain debt issuance costs we incurred associated with a line-of-credit we executed in August 2015.

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

In May 2015, the FASB issued guidance governing disclosures for entities who elect to measure the fair value of certain investments in certain entities using the net asset value per share (or its equivalent) practical expedient. Under the new guidance, the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset

Index

value practical expedient is eliminated. Additionally, the new guidance eliminates the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient, rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This new guidance is effective for us for our fiscal year commencing on October 1, 2016, and must be applied retrospectively upon adoption. Early adoption is permitted. We utilize the practical expedient in our fair value policies governing certain of our investments, most notably certain of our third party private equity investments. The adoption of this new guidance may impact certain of our fair value disclosures, however, it will not have an impact on our financial position.

In June 2015, the FASB issued amended guidance related to technical corrections and improvements.  This amended guidance: 1) includes amendments related to differences between the original guidance and the codification. 2) Provides guidance clarification and reference corrections. 3) Streamlines or simplifies the codification through minor structural changes to headings or minor edits of text to improve the usefulness and understandability of the codification. 4) Makes minor improvements to the guidance.  The amendments that require transition guidance are effective for our fiscal year commencing on October 1, 2016 and early adoption is permitted.  All other amendments will be effective upon issuance of the amended guidance.  We do not anticipate that the adoption of this new guidance will have any material impact on our consolidated financial statements.

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

In November 2015, the FASB issued guidance simplifying the presentation of deferred income taxes on the statement of financial position by eliminating the requirement to separately present current and noncurrent deferred tax liabilities and assets on such statements. Given that we do not present current and noncurrent balances separately on our condensed consolidated statements of financial position, this simplifying guidance will have no impact our condensed consolidated statements of financial position.

In January 2016, the FASB issued guidance related to the accounting for financial instruments. Among its provisions, this new guidance: 1) Requires equity investments (other than those accounted for under the equity method or those that result from the consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any; 2) Simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) Requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) Requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option; 6) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7) Clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This new guidance is effective for us for our fiscal year commencing on October 1, 2018. Early adoption is generally not permitted. We are evaluating the impact, if any, the adoption of this new guidance will have on our financial position and results of operations.

Off-Balance Sheet arrangements

For information regarding our off-balance sheet arrangements, see Note 20 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, and Note 27 on pages 183 - 185 of the Notes to Consolidated Financial Statements in our 2015 Form 10-K.

Index

Effects of inflation

For information regarding the effects of inflation on our business, see the Effects of Inflation section of Item 7 on page 79 of our 2015 Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

For a description of our risk management policies, including a discussion of our primary market risk exposures, which include market risk and interest rate risk, as well as a discussion of our equity price risk, foreign exchange risk, credit risk including a discussion of our loan underwriting policies and risk monitoring processes applicable to RJ Bank, liquidity risk, operational risk, and regulatory and legal risk and a discussion of how these exposures are managed, refer to Item 7A on pages 79 - 93 of our 2015 Form 10-K.

Market risk

Market risk is our risk of loss resulting from changes in market prices of our inventory, hedge, interest rate derivative and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and, to a lesser extent, through our banking operations. See page 79 of our 2015 Form 10-K for a discussion of our market risk including how we manage it.

See Notes 5, 6 and 7 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for fair value and other information regarding our trading inventories and available for sale securities.

Interest rate risk

Trading activities

We are exposed to interest rate risk as a result of our trading inventories (primarily comprised of fixed income instruments) in our Capital Markets segment, as well as our RJ Bank operations. See pages 80 - 83 of our 2015 Form 10-K for discussion of how we manage our interest rate risk.

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

The Fed’s MRR requires us to perform daily back testing procedures of our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which excludes fees, commissions, reserves, net interest income, and intraday trading. Based on these daily “ex ante” versus “ex post” comparisons, we verify that the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three months ended December 31, 2015, our regulatory-defined daily loss in our trading portfolios exceeded our predicted VaR once.

Index

The following table sets forth the high, low, and daily average VaR for all of our trading portfolios, including fixed income, equity, and derivative instruments, as of the period and dates indicated:

	Three months ended December 31, 2015			VaR at
	High	Low	Daily Average	December 31, 2015	September 30, 2015
	(in thousands)
Daily VaR	$1,491	$744	$1,005	$812	$1,173

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

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS which are issued on behalf of various state and local housing finance agencies (see the discussion of these activities within “financial instruments owned, financial instruments sold but not purchased and fair value” in Note 2 on page 107 of our 2015 Form 10-K).  These activities result in exposure to interest rate risk. In order to hedge the interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into TBA security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future. See Note 15 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these activities and the related balances outstanding as of December 31, 2015.

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

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity, including the economic value of equity (“EVE”) are described in Item 7A on page 81 of our 2015 Form 10-K. There were no material changes to these methods during the three months ended December 31, 2015.

In February 2015, we implemented a hedging strategy using interest rate swaps as a result of RJ Bank’s asset and liability management process described above. For further information regarding this risk management objective, see the discussion of the RJ Bank Interest Hedges in the derivative contracts section of Note 2 of the Notes to Consolidated Financial Statements on page 109 of our 2015 Form 10-K and additional information in Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Index

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model:

Instantaneous changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)
+300	$480,261	1.86%
+200	$482,093	2.25%
+100	$483,675	2.59%
0	$471,481	—
-50	$435,107	(7.71)%

Refer to the Net Interest section of MD&A, in Item 2 of this Form 10-Q, for a discussion and estimate of the potential favorable impact on RJF’s pre-tax income that could result from an increase in short-term interest rates applicable to RJF’s entire operations.

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

The following table presents an analysis of RJ Bank’s estimated EVE sensitivity based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model:

Instantaneous changes in rate	Projected change in EVE

+300	(10.48)%
+200	(5.56)%
+100	(1.48)%
0	—
-50	(8.26)%

The following table shows the contractual maturities of RJ Bank’s loan portfolio at December 31, 2015, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One year or less	> One year – five years	> 5 years	Total(1)
	(in thousands)
Loans held for sale	$—	$434	$176,378	$176,812
Loans held for investment:
C&I loans	83,537	4,115,370	2,938,408	7,137,315
CRE construction loans	48,219	89,243	13,931	151,393
CRE loans	174,149	1,660,911	362,300	2,197,360
Tax-exempt loans	—	—	582,620	582,620
Residential mortgage loans	1,852	8,617	2,057,097	2,067,566
SBL	1,616,791	8,013	33	1,624,837
Total loans held for investment	1,924,548	5,882,154	5,954,389	13,761,091
Total loans	$1,924,548	$5,882,588	$6,130,767	$13,937,903

(1)	Excludes any net unearned income and deferred expenses.

Index

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2015:

	Interest rate type
	Fixed	Adjustable		Total(1)
	(in thousands)
Loans held for sale	$3,237	$173,575		$176,812
Loans held for investment:
C&I loans	3,200	7,050,578	(2)	7,053,778
CRE construction loans	—	103,174	(2)	103,174
CRE loans	17,682	2,005,529	(2)	2,023,211
Tax-exempt loans	582,620	—		582,620
Residential mortgage loans	228,780	1,836,934	(2) (3)	2,065,714
SBL	8,046	—		8,046
Total loans held for investment	840,328	10,996,215		11,836,543
Total loans	$843,565	$11,169,790		$12,013,355

(1)	Excludes any net unearned income and deferred expenses.

(2)
Related contractual loan terms may include an interest rate floor and/or fixed interest rates for a certain period of time, which would impact the timing of the interest rate reset for the respective loan.

(3)	See the discussion within the “Risk Monitoring process” section of Item 3 in this Form 10-Q, for additional information regarding RJ Bank’s interest-only loan portfolio and related repricing schedule.

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

We have foreign exchange risk in our investment in RJ Ltd., of approximately CDN $263 million at December 31, 2015, which is not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in other comprehensive income (loss) (“OCI”) on our Condensed Consolidated Statements of Income and Comprehensive Income, see Note 16 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information regarding all of our components of OCI.

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

Index

Credit risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction, and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities. See further discussion of our credit risk on pages 84 - 88 of our 2015 Form 10-K.

RJ Bank has substantial corporate, SBL, and residential mortgage loan portfolios.  A significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector or sectors where RJ Bank has a concentration could result in large provisions for loan losses and/or charge-offs.

Several factors were taken into consideration in evaluating the allowance for loan losses at December 31, 2015, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. RJ Bank further stratified the performing residential mortgage loan portfolio based upon updated LTV estimates with higher reserve percentages allocated to the higher LTV loans. Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate. There was no material change in RJ Bank’s methodology for determining the allowance for loan losses during the three months ended December 31, 2015.

Changes in the allowance for loan losses of RJ Bank are as follows:

	Three months ended December 31,
	2015	2014
	($ in thousands)
Allowance for loan losses, beginning of year	$172,257	$147,574
Provision for loan losses	13,910	9,365
Charge-offs:
C&I loans	(267)	(238)
Residential mortgage loans	(547)	(236)
Total charge-offs	(814)	(474)
Recoveries:
Residential mortgage loans	490	586
SBL	1	8
Total recoveries	491	594
Net recoveries/(charge-offs)	(323)	120
Foreign exchange translation adjustment	(385)	(292)
Allowance for loan losses, end of period	$185,459	$156,767
Allowance for loan losses to bank loans outstanding	1.35%	1.33%

The primary factors influencing the provision for loan losses during the period as compared to the prior year period was a $4.5 million quantitative adjustment during the current year resulting from a qualitative analysis of all corporate criticized loans outstanding within the energy sector as well as slightly higher loan growth in the current year. The allowance for loan losses of $185 million as of December 31, 2015 increased as compared to December 31, 2014 due to significant loan portfolio growth over the last 12 months. The allowance for loan losses to total bank loans outstanding was consistent at 1.35% at December 31, 2015 as compared to 1.33% at December 31, 2014.

Index

The following table presents net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment:

	Three months ended December 31,
	2015		2014
	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$(267)	0.02%	$(238)	0.01%
Residential mortgage loans	(57)	0.01%	350	0.08%
SBL	1	—	8	—
Total	$(323)	0.01%	$120	—

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. Net loan charge-off activity during the current year is minimal which reflects stable to improving credit characteristics within the loan portfolio segments.

The table below presents nonperforming loans and total allowance for loan losses:

	December 31, 2015		September 30, 2015
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	(in thousands)
Loans held for investment:
C&I loans	$—	$(128,721)	$—	$(117,623)
CRE construction loans		(2,635)	—	(2,707)
CRE loans	4,628	(31,304)	4,796	(30,486)
Tax-exempt loans	—	(7,119)	—	(5,949)
Residential mortgage loans	45,493	(12,265)	47,823	(12,526)
SBL	—	(3,415)	—	(2,966)
Total	$50,121	$(185,459)	$52,619	$(172,257)
Total nonperforming loans as a % of RJ Bank total loans	0.36%		0.40%

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased during the three months ended December 31, 2015.  This decrease was due to a $2.3 million decrease in nonperforming residential mortgage loans and a $200 thousand decrease in nonperforming CRE loans.  Included in nonperforming residential mortgage loans are $43 million in loans for which $21 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance.

The nonperforming loan balances above exclude $15 million as of both December 31, 2015 and September 30, 2015, of residential TDRs which were returned to accrual status in accordance with our policy.

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described on pages 88 - 89 of our 2015 Form 10-K. There was no material change in RJ Bank’s underwriting policies during the three months ended December 31, 2015.

Risk monitoring process

The credit risk strategy component of ongoing risk monitoring and review processes at RJ Bank for all residential, SBL and corporate credit exposures, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies, are discussed on pages 89 - 92 of our 2015 Form 10-K. There were no material changes to those processes and policies during the three months ended December 31, 2015.

Index

SBL and residential mortgage loans

The marketable collateral securing RJ Bank’s SBL is monitored on a daily basis. Collateral adjustments are made by the borrower as necessary to ensure RJ Bank’s loans are adequately secured, resulting in minimizing its credit risk. Our SBL portfolio has not experienced high levels of delinquencies to date.  At December 31, 2015 there were no delinquent SBL.

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

The current average estimated LTV is approximately 55% for the total residential mortgage loan portfolio. Residential mortgage loans with estimated LTVs in excess of 100% represent slightly more than 1% of the residential mortgage loan portfolio. Credit risk management utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage loan portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

At December 31, 2015, loans over 30 days delinquent (including nonperforming loans) decreased to 1.49% of residential mortgage loans outstanding, compared to 1.69% over 30 days delinquent at September 30, 2015.  Additionally, our December 31, 2015 percentage compares favorably to the national average for over 30 day delinquencies of 5.43% as most recently reported by the Fed.  RJ Bank’s significantly lower delinquency rate as compared to its peers is the result of both our uniform underwriting policies and the lack of non-traditional loan products and subprime loans.

The following table presents a summary of delinquent residential mortgage loans:

	Delinquent residential loans (amount)			Delinquent residential loans as a percentage of outstanding loan balances
	30-89 days	90 days or more	Total(1)	30-89 days	90 days or more	Total(1)
	($ in thousands)
December 31, 2015
Residential mortgage loans:
First mortgage loans	$3,598	$26,876	$30,474	0.18%	1.31%	1.48%
Home equity loans/lines	213	185	398	1.06%	0.92%	1.98%
Total residential mortgage loans	$3,811	$27,061	$30,872	0.18%	1.31%	1.49%

September 30, 2015
Residential mortgage loans:
First mortgage loans	$4,849	$28,036	$32,885	0.25%	1.44%	1.69%
Home equity loans/lines	30	231	261	0.14%	1.09%	1.23%
Total residential mortgage loans	$4,879	$28,267	$33,146	0.25%	1.44%	1.69%

(1)	Comprised of loans which are two or more payments past due as well as loans in process of foreclosure.

Index

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

December 31, 2015		September 30, 2015
($ outstanding as a % of RJ Bank total residential mortgage loans)
20.5%	CA (1)	20.5%	FL
20.3%	FL	19.6%	CA (1)
6.2%	TX	5.9%	NY
5.6%	NY	5.8%	TX
4.1%	NJ	4.2%	NJ

(1)
The concentration ratio for the state of California excludes 5.7% for December 31, 2015, and 4.7% for September 30, 2015, for loans purchased from a large investment grade institution that have full repurchase recourse for any delinquent loans.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At December 31, 2015 and September 30, 2015, these loans totaled $260 million and $264 million, respectively, or approximately 10% and 15% of the residential mortgage portfolio, respectively.  At December 31, 2015, the balance of amortizing, former interest-only, loans totaled $308 million.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at December 31, 2015, begins amortizing is 3.3 years.

The outstanding balance of loans that were interest-only at origination and based on their contractual terms are scheduled to reprice are as follows:

December 31, 2015
(in thousands)
One year or less	$105,904
Over one year through two years	6,440
Over two years through three years	16,544
Over three years through four years	32,451
Over four years through five years	31,091
Over five years	67,539
Total outstanding residential interest-only loan balance	$259,969

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	December 31, 2015	September 30, 2015
Residential first mortgage loan weighted-average LTV/FICO	66%/758	66%/757

Corporate loans

At December 31, 2015, other than loans classified as nonperforming, there were two government-guaranteed loans totaling $300 thousand that were delinquent greater than 30 days.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

December 31, 2015		September 30, 2015
($ outstanding as a % of RJ Bank total corporate loans)
5.6%	Retail real estate	5.8%	Retail real estate
5.2%	Consumer products and services	5.7%	Pharmaceuticals
5.0%	Hospitality	5.5%	Consumer products and services
5.0%	Pharmaceuticals	5.4%	Hospitality
4.6%	Office	4.5%	Automotive/transportation

As a result of RJ Bank’s current quarter’s evaluation of its energy loan portfolio, continued oil price declines led RJ Bank to provide a $4.5 million qualitative reserve related to its $81 million of criticized loans within its $444 million energy loan portfolio.

Index

This portfolio represents 4.4% of RJ Bank’s total corporate loan portfolio and is primarily comprised of loans to mid-stream pipeline and other borrowers that are not directly exposed to the commodity.

Liquidity risk

See the section entitled “Liquidity and capital resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cyber security incidents. See page 92 of our 2015 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes. There have been no material changes in such processes during the three months ended December 31, 2015.

As more fully described in the discussion of our business technology risks included in Item 1A: Risk Factors on pages 23 - 24 of our 2015 Form 10-K, notwithstanding that we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code and other events that could have an impact on the security and stability of our operations.  If one or more of these events were to occur, this could jeopardize the information we confidentially maintain, including that of our clients and counterparties, which is processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our clients or counterparties. To-date, we have not experienced any material losses relating to cyberattacks or other information security breaches, however, there can be no assurances that we will not suffer such losses in the future.

Regulatory and legal risk

Our regulatory and legal risks are described on pages 92 - 93 of our 2015 Form 10-K. There have been no material changes in our risk mitigation processes during the three months ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

ITEM 1. LEGAL PROCEEDINGS

The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal Proceedings” on pages 30 - 31 of our 2015 Form 10-K.

Indemnification from Regions

As more fully described in Note 21 of the Notes to the Consolidated Financial Statements on page 171 of our 2015 Form 10-K, the stock purchase agreement governing our April 2, 2012 acquisition of Morgan Keegan from Regions, provides that Regions will indemnify RJF for losses incurred in connection with any legal proceedings pending as of the closing date or commenced after the closing date related to pre-closing matters that are received prior to April 2, 2015. See Note 15 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding Morgan Keegan’s pre-MK Closing Date legal matter contingencies.

Pre-MK Closing Date Morgan Keegan matter resolved during the current period (the below matter was subject to indemnification by Regions)

The SEC and states of Missouri and Texas investigated alleged securities law violations by MK & Co. in the underwriting and sale of certain municipal bonds. An enforcement action brought by the Missouri Secretary of State in April 2013, seeking monetary penalties and other relief, was dismissed and refiled in November 2013, and has been resolved. A civil action was brought by institutional investors of the bonds in March 2012, seeking a return of their investment and unspecified compensatory and punitive damages, which has been resolved. A class action was brought on behalf of retail purchasers of the bonds in September 2012, seeking unspecified compensatory and punitive damages. In September 2014, the District Court for the Western District of Missouri granted class certification. The matter was resolved and the settlement approved by the District Court in January 2015. Other individual investors and investor groups have also filed arbitration claims or separate civil claims, which have been resolved.

See Note 15 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for updated information regarding Morgan Keegan pre-MK Closing Date legal matter contingencies.

Other matters unrelated to Morgan Keegan

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as regulatory investigations and other corporate litigation, matters which are unrelated to the pre-MK Closing Date activities of Morgan Keegan. We are contesting the allegations in these matters and believe that there are meritorious defenses in each. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In the opinion of management, based on current available information, review with outside legal counsel, and consideration of amounts provided for in the accompanying condensed consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

See Note 15 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding legal matter contingencies.

ITEM 1A. RISK FACTORS

See Item 1A: Risk Factors, on pages 16 - 29 of our 2015 Form 10-K for a discussion of risk factors that impact our operations and financial results.  There have been no material changes in the risk factors as discussed therein.

Index

ITEM 2.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described below. The following table presents information on our purchases of our own stock, on a monthly basis, for the three months ended December 31, 2015:

	Total number of shares purchased (1)	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in thousands) at each month-end, of securities that may yet be purchased under the plans or programs (2)
October 1, 2015 – October 31, 2015	4,699	$51.71	—	$93,112
November 1, 2015 – November 30, 2015	124,984	57.57	—	$150,000
December 1, 2015 – December 31, 2015	80,836	58.15	—	$150,000
First quarter	210,519	$57.66	—

(1)
Of the total shown for the three months ended December 31, 2015, share purchases for the trust fund established to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiaries amounted to 82,464 shares, for a total consideration of $4.8 million (for more information on this trust fund, see Note 2 of the Notes to Consolidated Financial Statements on page 119 of our 2015 Form 10-K, and Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q). These activities do not utilize the repurchase authority discussed in footnote (2) below.

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  During the three months ended December 31, 2015, 128,055 shares were surrendered to us by employees for such purposes, for a total consideration of $7.4 million. These activities do not utilize the repurchase authority discussed in footnote (2) below.

(2)
On November 19, 2015, we announced an increase in the amount previously authorized by our Board of Directors to be used, at the discretion of our Securities Repurchase Committee, for open market repurchases of our common stock and certain senior notes, to $150 million subject to cash availability and other factors. We did not purchase any shares of our common stock, or any of our senior notes, in open market transactions during the three months ended December 31, 2015.

Subsequent to the December 31, 2015 period-end, and through February 3, 2016, we purchased 2,817,346 shares of our common stock in open market transactions, for a total purchase price of approximately $130.2 million. These share repurchases were made pursuant to the RJF securities repurchase authorization described in footnote (2) above. Thereafter, on February 4, 2016, we announced an increase in the amount previously authorized by our Board of Directors to be used, at the discretion of our Securities Repurchase Committee, for repurchases of our common stock and certain senior notes, to $150 million subject to cash availability and other factors. On February 5, 2016, we purchased 32,898 shares of our common stock in open market transactions, for a purchase price of approximately $1.4 million, which applies against the most recent repurchase authorization. The average purchase price per share of all these purchase transactions is approximately $46.18.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	February 8, 2016	/s/ Paul C. Reilly
Paul C. Reilly
Chief Executive Officer

Date:	February 8, 2016	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance
Chief Financial Officer and Treasurer