Form 10-Q
period 2016-03-31
RAYMOND JAMES FINANCIAL INC
filed 2016-05-06
CIK 720005

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
or

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

141,531,601 shares of common stock as of May 4, 2016

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Form 10-Q for the quarter ended March 31, 2016

Index

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2016	September 30, 2015
	(in thousands)
Assets:
Cash and cash equivalents	$1,479,786	$2,601,006
Assets segregated pursuant to regulations and other segregated assets	3,614,811	2,905,324
Securities purchased under agreements to resell and other collateralized financings	428,864	474,144
Financial instruments, at fair value:
Trading instruments	799,453	690,551
Available for sale securities	547,442	513,730
Private equity investments	204,398	209,088
Other investments	294,098	248,751
Derivative instruments associated with offsetting matched book positions	396,163	389,457
Receivables:
Brokerage clients, net	2,219,963	2,185,296
Stock borrowed	123,156	124,373
Bank loans, net	14,348,481	12,988,021
Brokers-dealers and clearing organizations	152,905	134,890
Loans to financial advisors, net	551,701	488,760
Other	602,873	514,000
Deposits with clearing organizations	205,057	207,488
Prepaid expenses and other assets	660,366	705,391
Investments in real estate partnerships held by consolidated variable interest entities	191,801	199,678
Property and equipment, net	282,285	255,875
Deferred income taxes, net	272,644	266,899
Goodwill and identifiable intangible assets, net	376,964	376,962
Total assets	$27,753,211	$26,479,684

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(continued from previous page)

	March 31, 2016	September 30, 2015
	($ in thousands)
Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$325,410	$287,993
Securities sold under agreements to repurchase	190,679	332,536
Derivative instruments associated with offsetting matched book positions, at fair value	396,163	389,457
Payables:
Brokerage clients	5,031,276	4,671,073
Stock loaned	610,476	478,573
Bank deposits	12,729,457	11,919,881
Brokers-dealers and clearing organizations	575,855	164,054
Trade and other	563,891	729,245
Other borrowings	610,884	703,065
Accrued compensation, commissions and benefits	673,200	842,527
Loans payable of consolidated variable interest entities	19,365	25,960
Senior notes payable	1,149,316	1,149,222
Total liabilities	22,875,972	21,693,586
Commitments and contingencies (see Note 16)
Equity
Preferred stock; $.10 par value; authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Common stock; $.01 par value; authorized 350,000,000 shares; issued 150,853,426 at March 31, 2016 and 149,283,682 at September 30, 2015	1,507	1,491
Additional paid-in capital	1,452,786	1,344,779
Retained earnings	3,592,753	3,419,719
Treasury stock, at cost; 9,751,304 common shares at March 31, 2016 and 6,364,706 common shares at September 30, 2015	(361,456)	(203,455)
Accumulated other comprehensive loss	(50,300)	(40,503)
Total equity attributable to Raymond James Financial, Inc.	4,635,290	4,522,031
Noncontrolling interests	241,949	264,067
Total equity	4,877,239	4,786,098
Total liabilities and equity	$27,753,211	$26,479,684

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$853,330	$860,214	$1,702,992	$1,694,223
Investment banking	68,704	74,240	126,257	151,778
Investment advisory and related administrative fees	93,877	91,016	192,418	189,777
Interest	161,567	134,413	304,038	266,522
Account and service fees	127,528	111,966	244,351	223,124
Net trading profit	14,415	17,060	36,584	25,941
Other	21,497	23,715	35,804	41,103
Total revenues	1,340,918	1,312,624	2,642,444	2,592,468
Interest expense	(29,424)	(26,846)	(56,433)	(54,230)
Net revenues	1,311,494	1,285,778	2,586,011	2,538,238
Non-interest expenses:
Compensation, commissions and benefits	887,945	882,234	1,754,355	1,720,488
Communications and information processing	68,482	67,635	140,620	126,747
Occupancy and equipment costs	40,891	41,604	82,680	80,831
Clearance and floor brokerage	10,517	13,588	20,513	23,086
Business development	35,417	42,490	76,041	79,480
Investment sub-advisory fees	14,282	14,987	28,836	29,242
Bank loan loss provision	9,629	3,937	23,539	13,302
Acquisition-related expenses	6,015	—	7,887	—
Other	48,112	43,670	99,161	90,780
Total non-interest expenses	1,121,290	1,110,145	2,233,632	2,163,956
Income including noncontrolling interests and before provision for income taxes	190,204	175,633	352,379	374,282
Provision for income taxes	72,271	66,857	134,280	143,469
Net income including noncontrolling interests	117,933	108,776	218,099	230,813
Net loss attributable to noncontrolling interests	(7,914)	(4,687)	(14,077)	(8,946)
Net income attributable to Raymond James Financial, Inc.	$125,847	$113,463	$232,176	$239,759

Net income per common share – basic	$0.89	$0.79	$1.63	$1.68
Net income per common share – diluted	$0.87	$0.77	$1.60	$1.64
Weighted-average common shares outstanding – basic	141,472	142,320	142,273	141,813
Weighted-average common and common equivalent shares outstanding – diluted	144,012	146,050	145,047	146,188

Net income attributable to Raymond James Financial, Inc.	$125,847	$113,463	$232,176	$239,759
Other comprehensive income (loss), net of tax:(1)
Unrealized gain (loss) on available for sale securities and non-credit portion of other-than-temporary impairment losses	1,099	2,337	(5,692)	2,313
Unrealized gain (loss) on currency translations, net of the impact of net investment hedges	10,714	(15,279)	4,099	(21,719)
Unrealized loss on cash flow hedges	(11,469)	(1,501)	(8,204)	(1,501)
Total comprehensive income	$126,191	$99,020	$222,379	$218,852

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$(353)	$(627)	$21	$1,124
Portion of pre-tax losses (recoveries) recognized in other comprehensive income	353	627	(21)	(1,124)
Net impairment losses recognized in other revenue	$—	$—	$—	$—

(1)	All components of other comprehensive income (loss), net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six months ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,491	$1,444
Share issuances	16	32
Balance, end of period	1,507	1,476

Additional paid-in capital:
Balance, beginning of year	1,344,779	1,239,046
Employee stock purchases	18,938	11,116
Exercise of stock options and vesting of restricted stock units, net of forfeitures	13,954	22,286
Restricted stock, stock option and restricted stock unit expense	39,962	38,685
Excess tax benefit from share-based payments	34,791	7,577
Other	362	278
Balance, end of period	1,452,786	1,318,988

Retained earnings:
Balance, beginning of year	3,419,719	3,023,845
Net income attributable to Raymond James Financial, Inc.	232,176	239,759
Cash dividends declared	(59,142)	(52,526)
Other	—	5
Balance, end of period	3,592,753	3,211,083

Treasury stock:
Balance, beginning of year	(203,455)	(121,211)
Purchases/surrenders	(152,284)	(7,100)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(5,717)	(5,016)
Balance, end of period	(361,456)	(133,327)

Accumulated other comprehensive loss:(1)
Balance, beginning of year	(40,503)	(1,888)
Net change in unrealized gain/loss on available for sale securities and non-credit portion of other-than-temporary impairment losses, net of tax	(5,692)	2,313
Net change in currency translations and net investment hedges, net of tax	4,099	(21,719)
Net change in cash flow hedges, net of tax	(8,204)	(1,501)
Balance, end of period	(50,300)	(22,795)
Total equity attributable to Raymond James Financial, Inc.	$4,635,290	$4,375,425

Noncontrolling interests:
Balance, beginning of year	$264,067	$292,020
Net loss attributable to noncontrolling interests	(14,077)	(8,946)
Capital contributions	7,855	10,008
Distributions	(5,033)	(10,860)
Other	(10,863)	(5,737)
Balance, end of period	241,949	276,485
Total equity	$4,877,239	$4,651,910

(1)	All components of other comprehensive (loss) income, net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended March 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$232,176	$239,759
Net loss attributable to noncontrolling interests	(14,077)	(8,946)
Net income including noncontrolling interests	218,099	230,813

Adjustments to reconcile net income including noncontrolling interests to net cash (used in) provided by operating activities:
Depreciation and amortization	35,652	33,929
Deferred income taxes	(13,295)	(26,277)
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	(3,852)	(21,278)
Provisions for loan losses, legal proceedings, bad debts and other accruals	38,955	22,312
Share-based compensation expense	42,735	40,509
Other	20,227	16,137
Net change in:
Assets segregated pursuant to regulations and other segregated assets	(709,487)	(71,185)
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	(96,577)	9,401
Stock loaned, net of stock borrowed	133,120	(30,124)
Loans provided to financial advisors, net of repayments	(70,836)	(47,438)
Brokerage client receivables and other accounts receivable, net	(141,555)	259,882
Trading instruments, net	(16,708)	34,333
Prepaid expenses and other assets	130,031	28,802
Brokerage client payables and other accounts payable	632,508	51,800
Accrued compensation, commissions and benefits	(168,896)	(125,006)
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	(63,180)	(18,347)
Excess tax benefits from share-based payment arrangements	(34,791)	(7,577)
Net cash (used in) provided by operating activities	(67,850)	380,686

Cash flows from investing activities:
Additions to property and equipment	(58,180)	(29,643)
Increase in bank loans, net	(1,490,887)	(1,279,233)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(3,231)	(4,446)
Proceeds from sales of loans held for investment	65,443	42,255
Purchases, or contributions, to private equity or other investments, net of proceeds from sales of, or distributions received from, private equity and other investments	(60,639)	(19,776)
Purchases of available for sale securities	(87,676)	—
Available for sale securities maturations, repayments and redemptions	42,729	33,855
Proceeds from sales of available for sale securities	1,530	47
Investments in real estate partnerships held by consolidated variable interest entities, net of other investing activity	(12,849)	(8,705)
Net cash used in investing activities	$(1,603,760)	$(1,265,646)

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued from previous page)

	Six months ended March 31,
	2016	2015
	(in thousands)

Cash flows from financing activities:
(Repayments) proceeds of short-term borrowings, net	$(115,000)	$16,900
Proceeds from Federal Home Loan Bank advances	25,000	300,000
Repayments of Federal Home Loan Bank advances and other borrowed funds	(2,181)	(252,114)
Repayments of borrowings by consolidated variable interest entities which are real estate partnerships	(7,159)	(9,903)
Proceeds from capital contributed to and borrowings of consolidated variable interest entities which are real estate partnerships	—	110
Exercise of stock options and employee stock purchases	31,240	34,526
Increase in bank deposits	809,576	1,243,089
Purchases of treasury stock	(159,175)	(14,877)
Dividends on common stock	(56,152)	(49,405)
Excess tax benefits from share-based payments	34,791	7,577
Net cash provided by financing activities	560,940	1,275,903

Currency adjustment:
Effect of exchange rate changes on cash	(10,550)	(49,869)
Net (decrease) increase in cash and cash equivalents	(1,121,220)	341,074
Cash and cash equivalents at beginning of year	2,601,006	2,199,063
Cash and cash equivalents at end of period	$1,479,786	$2,540,137

Supplemental disclosures of cash flow information:
Cash paid for interest	$55,609	$53,080
Cash paid for income taxes	$124,521	$209,571
Non-cash transfers of loans to other real estate owned	$1,942	$3,653

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2016

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

Significant subsidiaries

As of March 31, 2016, our significant subsidiaries, all wholly owned, include: Raymond James & Associates, Inc. (“RJ&A”) a domestic broker-dealer carrying client accounts, Raymond James Financial Services, Inc. (“RJFS”) an introducing domestic broker-dealer, Raymond James Financial Services Advisors, Inc. (“RJFSA”) a registered investment advisor, Raymond James Ltd. (“RJ Ltd.”) a broker-dealer headquartered in Canada, Eagle Asset Management, Inc. (“Eagle”) a registered investment advisor, and Raymond James Bank, N.A. (“RJ Bank”) a national bank.

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

Index

Brokerage client receivables, loans to financial advisors and allowance for doubtful accounts

As more fully described in Note 2 on page 110 - 111 of our 2015 Form 10-K, we have certain financing receivables that arise from businesses other than our banking business. Specifically, we offer loans to financial advisors and certain key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes. We present the outstanding balance of loans to financial advisors on our Condensed Consolidated Statements of Financial Condition, net of their applicable allowances for doubtful accounts. Of such balance, the portion associated with financial advisors who are no longer affiliated with us is approximately $10 million at both March 31, 2016 and September 30, 2015, and our allowance for doubtful accounts associated with such loans is approximately $4 million in each respective period.

NOTE 3 – ACQUISITIONS

Acquisition announcements

On December 3, 2015 (the “Announcement Date”), we announced that we entered into a definitive asset purchase agreement to acquire the U.S. Private Client Services unit of Deutsche Bank Wealth Management (“Deutsche WM”). As of the Announcement Date, Deutsche WM had approximately 200 financial advisors with approximately $50 billion of client assets which generate approximately $300 million in total annual revenues. The Deutsche WM financial advisors are focused primarily on high net worth clients. Upon completion of the acquisition, which we expect to occur during the fourth quarter of this fiscal year 2016, we plan for the Deutsche WM financial advisors to operate within a newly formed “Alex. Brown” division of RJ&A.

See Note 16 for additional information regarding the commitments we have made that are associated with this acquisition.

The acquisition-related expenses presented on our Condensed Consolidated Statements of Income and Comprehensive income for the three and six months ended March 31, 2016 pertain to certain incremental expenses incurred in connection with the future acquisition of Deutsche WM. In the three and six months ended March 31, 2016 we incurred the following acquisition-related expenses:

	Three months ended March 31, 2016	Six months ended March 31, 2016
	(in thousands)
Unrealized loss in fair value of equity securities purchased to satisfy certain deferred compensation obligations to be assumed at closing	$3,165	$3,319
Legal	422	1,923
Information systems integration costs	1,655	1,655
Travel and all other	773	990
Total acquisition-related expenses	$6,015	$7,887

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

See Note 16 for information regarding the contingent consideration associated with this acquisition.

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

Our cash and cash equivalents, assets segregated pursuant to regulations or other segregated assets, and deposits with clearing organization balances are as follows:

	March 31, 2016	September 30, 2015
	(in thousands)
Cash and cash equivalents:
Cash in banks	$1,477,197	$2,597,568
Money market fund investments	2,589	3,438
Total cash and cash equivalents (1)	$1,479,786	$2,601,006

Assets segregated pursuant to federal regulations and other segregated assets (2)	$3,614,811	$2,905,324

Deposits with clearing organizations:
Cash and cash equivalents	$175,421	$177,787
Government and agency obligations	29,636	29,701
Total deposits with clearing organizations	$205,057	$207,488

(1)
The total amounts presented include cash and cash equivalents of $929 million and $1.22 billion as of March 31, 2016 and September 30, 2015, respectively, which are either held directly by RJF in depository accounts at third party financial institutions, held in a depository account at RJ Bank (computed as the lesser of RJ Bank’s cash balance or the amount of RJF’s depository account balance), or are otherwise invested by one of our subsidiaries on behalf of RJF, all of which are available without restrictions.

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

Assets and liabilities measured at fair value on a recurring and nonrecurring basis are presented below:

March 31, 2016	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of March 31, 2016
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$102	$239,478	$—		$—	$239,580
Corporate obligations	4,976	132,085	—		—	137,061
Government and agency obligations	7,897	125,590	—		—	133,487
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	433	98,144	—		—	98,577
Non-agency CMOs and asset-backed securities (“ABS”)	—	35,925	8		—	35,933
Total debt securities	13,408	631,222	8		—	644,638
Derivative contracts	—	147,905	—		(96,630)	51,275
Equity securities	53,338	1,186	—		—	54,524
Brokered certificates of deposit	—	32,257	—		—	32,257
Other	534	1,929	14,296		—	16,759
Total trading instruments	67,280	814,499	14,304		(96,630)	799,453
Available for sale securities:
Agency MBS and CMOs	—	354,430	—		—	354,430
Non-agency CMOs	—	63,694	—		—	63,694
Other securities	1,297	—	—		—	1,297
Auction rate securities (“ARS”):
Municipals	—	—	25,422		—	25,422
Preferred securities	—	—	102,599		—	102,599
Total available for sale securities	1,297	418,124	128,021		—	547,442
Private equity investments	—	—	204,398	(3)	—	204,398
Other investments (4)	271,885	21,774	439		—	294,098
Derivative instruments associated with offsetting matched book positions	—	396,163	—		—	396,163
Deposits with clearing organizations:
Government and agency obligations	29,636	—	—		—	29,636
Other assets:
Derivative contracts (5)	—	2,938	—		—	2,938
Other assets	—	—	3,112	(6)	—	3,112
Total other assets	—	2,938	3,112		—	6,050
Total assets at fair value on a recurring basis	$370,098	$1,653,498	$350,274		$(96,630)	$2,277,240

Assets at fair value on a nonrecurring basis:
Bank loans, net:
Impaired loans	$—	$26,228	$35,720		$—	$61,948
Loans held for sale(7)	—	78,297	—		—	78,297
Total bank loans, net	—	104,525	35,720		—	140,245
Other real estate owned (“OREO”)(8)	—	238	—		—	238
Total assets at fair value on a nonrecurring basis	$—	$104,763	$35,720		$—	$140,483

(continued on next page)

Index

March 31, 2016	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of March 31, 2016
	(in thousands)
	(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$4	$—	$—	$—	$4
Corporate obligations	1,102	47,758	—	—	48,860
Government obligations	260,727	—	—	—	260,727
Agency MBS and CMOs	3,122	—	—	—	3,122
Total debt securities	264,955	47,758	—	—	312,713
Derivative contracts	—	135,641	—	(128,002)	7,639
Equity securities	4,958	—	—	—	4,958
Other securities	—	100	—	—	100
Total trading instruments sold but not yet purchased	269,913	183,499	—	(128,002)	325,410
Derivative instruments associated with offsetting matched book positions	—	396,163	—	—	396,163
Trade and other payables:
Derivative contracts(5)	—	21,004	—	—	21,004
Other liabilities	—	—	67	—	67
Total trade and other payables	—	21,004	67	—	21,071
Total liabilities at fair value on a recurring basis	$269,913	$600,666	$67	$(128,002)	$742,644

(1)
We had $1.3 million in transfers of financial instruments from Level 1 to Level 2 during the six months ended March 31, 2016.  These transfers were a result of a decrease in the availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement. There were no transfers of financial instruments from Level 1 to Level 2 during the three months ended March 31, 2016. We had $300 thousand and $700 thousand in transfers of financial instruments from Level 2 to Level 1 during the three and six months ended March 31, 2016.  These transfers were a result of an increase in the availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

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

(3)
The portion of these investments we do not own is approximately $50 million as of March 31, 2016 and are included as a component of noncontrolling interest in our Condensed Consolidated Statements of Financial Condition. The weighted average portion we own is approximately $154 million or 75% of the total private equity investments of $204 million included in our Condensed Consolidated Statements of Financial Condition.

(4)
Other investments include $103 million of financial instruments that are related to obligations to perform under certain deferred compensation plans (see Note 2 on pages 117 - 118, and Note 24 on page 176, of our 2015 Form 10-K for further information regarding these plans).

(5)	Consists of derivatives arising from RJ Bank’s business operations, see Note 13 for additional information.

(6)
Includes the fair value of forward commitments to purchase GNMA or FNMA (as hereinafter defined) MBS arising from our fixed income public finance operations. See Note 2 on page 107, and Note 21 on page 170 of our 2015 Form 10-K, as well as Note 16 in this report, for additional information regarding the GNMA or FNMA MBS commitments.

(7)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(8)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Condensed Consolidated Statements of Financial Condition is net of the estimated selling costs.

Index

September 30, 2015	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of September 30, 2015
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$17,318	$188,745	$—		$—	$206,063
Corporate obligations	2,254	92,907	156		—	95,317
Government and agency obligations	7,781	108,166	—		—	115,947
Agency MBS and CMOs	253	117,317	—		—	117,570
Non-agency CMOs and ABS	—	46,931	9		—	46,940
Total debt securities	27,606	554,066	165		—	581,837
Derivative contracts	—	132,707	—		(90,621)	42,086
Equity securities	24,859	3,485	—		—	28,344
Brokered certificates of deposit	—	30,803	—		—	30,803
Other	679	4,816	1,986		—	7,481
Total trading instruments	53,144	725,877	2,151		(90,621)	690,551
Available for sale securities:
Agency MBS and CMOs	—	302,195	—		—	302,195
Non-agency CMOs	—	71,369	—		—	71,369
Other securities	1,402	—	—		—	1,402
ARS:
Municipals	—	—	28,015		—	28,015
Preferred securities	—	—	110,749		—	110,749
Total available for sale securities	1,402	373,564	138,764		—	513,730
Private equity investments	—	—	209,088	(3)	—	209,088
Other investments (4)	230,839	17,347	565		—	248,751
Derivative instruments associated with offsetting matched book positions	—	389,457	—		—	389,457
Deposits with clearing organizations: (5)
Government and agency obligations	29,701	—	—		—	29,701
Other assets:
Derivative contracts (6)	—	917	—		—	917
Other assets	—	—	4,975	(7)	—	4,975
Total other assets	—	917	4,975		—	5,892
Total assets at fair value on a recurring basis	$315,086	$1,507,162	$355,543		$(90,621)	$2,087,170

Assets at fair value on a nonrecurring basis:
Bank loans, net:
Impaired loans	$—	$28,082	$37,830		$—	$65,912
Loans held for sale (8)	—	14,334	—		—	14,334
Total bank loans, net	—	42,416	37,830		—	80,246
OREO (9)	—	671	—		—	671
Total assets at fair value on a nonrecurring basis	$—	$43,087	$37,830		$—	$80,917

(continued on next page)

Index

September 30, 2015	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of September 30, 2015
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

(1)
We had $1.1 million in transfers of financial instruments from Level 1 to Level 2 during the year ended September 30, 2015.  These transfers were a result of a decrease in the availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement. We had $1.8 million in transfers of financial instruments from Level 2 to Level 1 during the year ended September 30, 2015.  These transfers were a result of an increase in the availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

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

(5)	Consists of deposits we provide to clearing organizations or exchanges that are in the form of marketable securities.

(6)	Consists of derivatives arising from RJ Bank’s business operations, see Note 13 for additional information.

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

Index

The adjustment to fair value of the nonrecurring fair value measures for the six months ended March 31, 2016 resulted in a $2 million additional provision for loan losses relating to impaired loans and $200 thousand in other losses relating to loans held for sale and OREO. The adjustment to fair value of the nonrecurring fair value measures for the six months ended March 31, 2015 resulted in a $200 thousand additional provision for loan losses relating to impaired loans and $100 thousand in other losses relating to loans held for sale and OREO.

Changes in Level 3 recurring fair value measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis is presented below:

Three months ended March 31, 2016 Level 3 assets at fair value (in thousands)
	Financial assets								Financial liabilities
	Trading instruments			Available for sale securities		Private equity, other investments and other assets			Payables- trade and other
	Corporate obligations	Non- agency CMOs & ABS	Other	ARS – municipals	ARS - preferred securities	Private equity investments	Other investments	Other assets	Other liabilities
Fair value December 31, 2015	$189	$9	$1,964	$27,480	$102,899	$207,523	$493	$1,526	$(67)
Total gains (losses) for the period:
Included in earnings	(97)	—	(100)	133	—	4,269	18	1,586	—
Included in other comprehensive income	—	—	—	(583)	(300)	—	—	—	—
Purchases and contributions	2	—	19,470	—	—	2,407	—	—	—
Sales	(94)	—	(7,038)	(1,583)	—	—	—	—	—
Redemptions by issuer	—	—	—	(25)	—	—	(5)	—	—
Distributions	—	(1)	—	—	—	(9,801)	(67)	—	—
Transfers: (1)
Into Level 3	—	—	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—	—	—	—
Fair value March 31, 2016	$—	$8	$14,296	$25,422	$102,599	$204,398	$439	$3,112	$(67)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$—	$(60)	$—	$—	$4,269	$18	$1,586	$—

(1)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

Six months ended March 31, 2016 Level 3 assets at fair value (in thousands)
	Financial assets								Financial liabilities
	Trading instruments			Available for sale securities		Private equity, other investments and other assets			Payables- trade and other
	Corporate obligations	Non- agency CMOs & ABS	Other	ARS – municipals	ARS - preferred securities	Private equity investments	Other investments	Other assets	Other liabilities
Fair value September 30, 2015	$156	$9	$1,986	$28,015	$110,749	$209,088	$565	$4,975	$(58)
Total gains (losses) for the period:
Included in earnings	(137)	—	(349)	133	—	4,440	11	(1,863)	—
Included in other comprehensive income	—	—	—	(1,118)	(8,150)	—	—	—	—
Purchases and contributions	75	—	38,487	—	—	6,961	—	—	(9)
Sales	(94)	—	(25,828)	(1,583)	—	(18)	—	—	—
Redemptions by issuer	—	—	—	(25)	—	—	(14)	—	—
Distributions	—	(1)	—	—	—	(16,073)	(123)	—	—
Transfers: (1)
Into Level 3	—	—	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—	—	—	—
Fair value March 31, 2016	$—	$8	$14,296	$25,422	$102,599	$204,398	$439	$3,112	$(67)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$(40)	$1	$(71)	$—	$—	$4,440	$11	$(1,863)	$—

(1)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

Three months ended March 31, 2015 Level 3 assets at fair value (in thousands)
	Financial assets									Financial liabilities
	Trading instruments			Available for sale securities		Private equity, other investments and other assets				Payables- trade and other
	Non- agency CMOs & ABS	Equity securities	Other	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other assets	Other liabilities
Fair value December 31, 2014	$11	$14	$5,264	$85,814	$112,955	$208,674		$1,564	$2,407	$(58)
Total gains (losses) for the period:
Included in earnings	—	—	(20)	2	25	14,414	(1)	41	(211)	—
Included in other comprehensive income	—	—	—	3,843	(282)	—		—	—	—
Purchases and contributions	—	—	11,358	—	—	2,241		—	—	—
Sales	—	—	(15,822)	(45)	—	—		—	—	—
Redemptions by issuer	—	—	—	—	(250)	—		(663)	—	—
Distributions	(1)	—	—	—	—	(4,385)		(26)	—	—
Transfers: (2)
Into Level 3	—	—	—	—	—	—		—	—	—
Out of Level 3	—	—	—	—	—	—		—	—	—
Fair value March 31, 2015	$10	$14	$780	$89,614	$112,448	$220,944		$916	$2,196	$(58)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$14,414		$41	$(211)	$—

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

(2)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

Six months ended March 31, 2015 Level 3 assets at fair value (in thousands)
	Financial assets									Financial liabilities
	Trading instruments			Available for sale securities		Private equity, other investments and other assets				Payables- trade and other
	Non- agency CMOs & ABS	Equity securities	Other	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other assets	Other liabilities
Fair value September 30, 2014	$11	$44	$2,309	$86,696	$114,039	$211,666		$1,731	$787	$(58)
Total gains (losses) for the period:
Included in earnings	—	5	(40)	2	25	17,060	(1)	81	1,409	—
Included in other comprehensive income	—	—	—	2,961	(1,366)	—		—	—	—
Purchases and contributions	—	20	23,333	—	—	6,343		—	—	—
Sales	—	—	(24,822)	(45)	—	—		—	—	—
Redemptions by issuer	—	—	—	—	(250)	—		(673)	—	—
Distributions	(1)	—	—	—	—	(14,125)		(223)	—	—
Transfers: (2)
Into Level 3	—	—	—	—	—	—		—	—	—
Out of Level 3	—	(55)	—	—	—	—		—	—	—
Fair value March 31, 2015	$10	$14	$780	$89,614	$112,448	$220,944		$916	$2,196	$(58)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$5	$—	$—	$—	$17,060		$81	$1,409	$—

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

As of March 31, 2016, 8.2% of our assets and 3.2% of our liabilities are instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of March 31, 2016 represent 15.4% of our assets measured at fair value. In comparison, as of March 31, 2015, 8.9% and 3.9% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of March 31, 2015 represented 19% of our assets measured at fair value. Level 3 instruments as a percentage of total financial instruments decreased by 4% as compared to March 31, 2015, primarily as a result of the sale or redemption of a portion of our ARS portfolio since March 31, 2015.

Index

Gains and losses related to Level 3 recurring fair value measurements included in earnings are presented in net trading profit, other revenues and other comprehensive income in our Condensed Consolidated Statements of Income and Comprehensive Income as follows:

	Net trading profit	Other revenues	Other comprehensive income
	(in thousands)
For the three months ended March 31, 2016
Total (losses) gains included in revenues	$(197)	$6,006	$—
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(60)	$5,873	$(883)

For the six months ended March 31, 2016
Total (losses) gains included in revenues	$(486)	$2,721	$—
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(110)	$2,588	$(9,268)

For the three months ended March 31, 2015
Total (losses) gains included in revenues	$(20)	$14,271	—
Change in unrealized gains for assets held at the end of the reporting period	$—	$14,244	$3,561

For the six months ended March 31, 2015
Total (losses) gains included in revenues	$(35)	$18,577	$—
Change in unrealized gains for assets held at the end of the reporting period	$5	$18,550	$1,595

Index

Quantitative information about level 3 fair value measurements

The significant assumptions used in the valuation of level 3 financial instruments are as follows (the table that follows includes the significant majority of the financial instruments we hold that are classified as level 3 measures):

Level 3 financial instrument	Fair value at March 31, 2016 (in thousands)	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements:
Available for sale securities:
ARS:
Municipals - issuer is a municipality	$10,500	Discounted cash flow	Average discount rate(a)	5.37% - 6.61% (5.99%)
			Average interest rates applicable to future interest income on the securities(b)	1.29% - 2.31% (1.80%)
			Prepayment year(c)	2018 - 2025 (2022)
Municipals - tax-exempt preferred securities	$14,922	Discounted cash flow	Average discount rate(a)	4.58% - 5.58% (5.08%)
			Average interest rates applicable to future interest income on the securities(b)	1.07% - 1.07% (1.07%)
			Prepayment year(c)	2016 - 2021 (2020)
Preferred securities - taxable	$102,599	Discounted cash flow	Average discount rate(a)	4.58% - 6.38% (5.50%)
			Average interest rates applicable to future interest income on the securities(b)	1.07% - 2.83% (1.50%)
			Prepayment year(c)	2016 - 2021 (2020)
Private equity investments:	$49,393	Income or market approach:
		Scenario 1 - income approach - discounted cash flow	Discount rate(a)	13% - 21% (17.8%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2017 - 2019 (2018)
		Scenario 2 - market approach - market multiple method	EBITDA Multiple(d)	4.75 - 7.5 (6.1)
			Weighting assigned to outcome of scenario 1/scenario 2	75%/25%
	$155,005	Transaction price or other investment-specific events(e)	Not meaningful(e)	Not meaningful(e)
Nonrecurring measurements:
Impaired loans: residential	$22,937	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.21 yrs.)
Impaired loans: corporate	$12,783	Appraisal or discounted cash flow value(f)	Not meaningful(f)	Not meaningful(f)

(a)	Represents discount rates used when we have determined that market participants would take these discounts into account when pricing the investments.

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

(f)
The valuation techniques used for the impaired corporate loan portfolio are appraisals less selling costs for the collateral dependent loans and discounted cash flows for the remaining impaired loans that are not collateral dependent.

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

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of March 31, 2016, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

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

Index

The estimated fair values by level within the fair value hierarchy and the carrying amounts of our financial instruments that are not carried at fair value are as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
	(in thousands)
March 31, 2016
Financial assets:
Bank loans, net (1)	$—	$93,926	$14,149,555	$14,243,481	$14,208,236

Financial liabilities:
Bank deposits	$—	$12,380,262	$353,612	$12,733,874	$12,729,457
Other borrowings (2)	$—	$36,549	$—	$36,549	$35,584
Senior notes payable	$367,080	$875,288	$—	$1,242,368	$1,149,316

September 30, 2015
Financial assets:
Bank loans, net (1)	$—	$105,199	$12,799,065	$12,904,264	$12,907,776

Financial liabilities:
Bank deposits	$—	$11,564,963	$358,981	$11,923,944	$11,919,881
Other borrowings (2)	$—	$38,455	$—	$38,455	$37,716
Senior notes payable	$368,760	$892,963	$—	$1,261,723	$1,149,222

(1)	Excludes all impaired loans and loans held for sale which have been recorded at fair value in the Condensed Consolidated Statements of Financial Condition at March 31, 2016 and September 30, 2015.

(2)
Excludes the components of other borrowings that are recorded at amounts that approximate their fair value in the Condensed Consolidated Statements of Financial Condition at March 31, 2016 and September 30, 2015.

Index

NOTE 6 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	March 31, 2016		September 30, 2015
	Trading instruments	Instruments sold but not yet purchased	Trading instruments	Instruments sold but not yet purchased
	(in thousands)
Municipal and provincial obligations	$239,580	$4	$206,063	$18,313
Corporate obligations	137,061	48,860	95,317	33,184
Government and agency obligations	133,487	260,727	115,947	205,658
Agency MBS and CMOs	98,577	3,122	117,570	5,007
Non-agency CMOs and ABS	35,933	—	46,940	—
Total debt securities	644,638	312,713	581,837	262,162

Derivative contracts (1)	51,275	7,639	42,086	20,239
Equity securities	54,524	4,958	28,344	3,098
Brokered certificates of deposit	32,257	—	30,803	—
Other	16,759	100	7,481	2,494
Total	$799,453	$325,410	$690,551	$287,993

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

There were no proceeds from the sale of available for sale securities held by RJ Bank during either of the three and six months ended March 31, 2016 or 2015.

There were $1.6 million of proceeds, and a gain in the amount of $100 thousand which is included in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income arising from the sale or redemption of ARS in the three and six months ended March 31, 2016. Sale or redemption activities within the ARS portion of the portfolio during the three and six months ended March 31, 2015 resulted in aggregate proceeds of $300 thousand and an insignificant gain which is included in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income.

Index

The amortized cost and fair values of available for sale securities are as follows:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
March 31, 2016
Available for sale securities:
Agency MBS and CMOs	$352,789	$1,896	$(255)	$354,430
Non-agency CMOs (1)	68,135	9	(4,450)	63,694
Other securities	1,575	—	(278)	1,297
Total RJ Bank available for sale securities	422,499	1,905	(4,983)	419,421

Auction rate securities:
Municipal obligations	27,491	14	(2,083)	25,422
Preferred securities	104,302	—	(1,703)	102,599
Total auction rate securities	131,793	14	(3,786)	128,021
Total available for sale securities	$554,292	$1,919	$(8,769)	$547,442

September 30, 2015
Available for sale securities:
Agency MBS and CMOs	$301,001	$1,538	$(344)	$302,195
Non-agency CMOs (2)	75,678	18	(4,327)	71,369
Other securities	1,575	—	(173)	1,402
Total RJ Bank available for sale securities	378,254	1,556	(4,844)	374,966

Auction rate securities:
Municipal obligations	28,966	576	(1,527)	28,015
Preferred securities	104,302	6,447	—	110,749
Total auction rate securities	133,268	7,023	(1,527)	138,764
Total available for sale securities	$511,522	$8,579	$(6,371)	$513,730

(1)
As of March 31, 2016, the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in accumulated other comprehensive income (loss) (“AOCI”) was $3.6 million (before taxes). See Note 17 for additional information.

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

	March 31, 2016
	Within one year	After one but within five years	After five but within ten years	After ten years	Total
	($ in thousands)
Agency MBS & CMOs:
Amortized cost	$5	$24,179	$77,073	$251,532	$352,789
Carrying value	5	24,456	77,361	252,608	354,430
Weighted-average yield	0.86%	1.59%	1.51%	1.43%	1.46%

Non-agency CMOs:
Amortized cost	$—	$—	$—	$68,135	$68,135
Carrying value	—	—	—	63,694	63,694
Weighted-average yield	—	—	—	2.52%	2.52%

Other securities:
Amortized cost	$—	$—	$—	$1,575	$1,575
Carrying value	—	—	—	1,297	1,297
Weighted-average yield	—	—	—	—	—

Sub-total agency MBS & CMOs, non-agency CMOs, and other securities:
Amortized cost	$5	$24,179	$77,073	$321,242	$422,499
Carrying value	5	24,456	77,361	317,599	419,421
Weighted-average yield	0.86%	1.59%	1.51%	1.65%	1.62%

Auction rate securities:
Municipal obligations
Amortized cost	$—	$—	$—	$27,491	$27,491
Carrying value	—	—	—	25,422	25,422
Weighted-average yield	—	—	—	0.55%	0.55%

Preferred securities:
Amortized cost	$—	$—	$—	$104,302	$104,302
Carrying value	—	—	—	102,599	102,599
Weighted-average yield	—	—	—	0.80%	0.80%

Sub-total auction rate securities:
Amortized cost	$—	$—	$—	$131,793	$131,793
Carrying value	—	—	—	128,021	128,021
Weighted-average yield	—	—	—	0.75%	0.75%

Total available for sale securities:
Amortized cost	$5	$24,179	$77,073	$453,035	$554,292
Carrying value	5	24,456	77,361	445,620	547,442
Weighted-average yield	0.86%	1.59%	1.51%	1.39%	1.42%

Index

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2016
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$27,073	$(35)	$24,687	$(220)	$51,760	$(255)
Non-agency CMOs	4,347	(37)	58,720	(4,413)	63,067	(4,450)
Other securities	1,297	(278)	—	—	1,297	(278)
ARS municipal obligations	13,392	(508)	11,782	(1,575)	25,174	(2,083)
ARS preferred securities	101,070	(1,703)	—	—	101,070	(1,703)
Total	$147,179	$(2,561)	$95,189	$(6,208)	$242,368	$(8,769)

	September 30, 2015
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$3,488	$(37)	$29,524	$(307)	$33,012	$(344)
Non-agency CMOs	—	—	65,854	(4,327)	65,854	(4,327)
Other securities	1,402	(173)	—	—	1,402	(173)
ARS municipal obligations	225	(3)	11,627	(1,524)	11,852	(1,527)
Total	$5,115	$(213)	$107,005	$(6,158)	$112,120	$(6,371)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS and CMOs. At March 31, 2016 of the 10 U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, seven were in a continuous unrealized loss position for less than 12 months and three were for 12 months or more. We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

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

The significant assumptions used in the cash flow analysis of non-agency CMOs are as follows:

	March 31, 2016
	Range	Weighted- average (1)
Default rate	0% - 6.6%	3.42%
Loss severity	0% - 69.2%	36.31%
Prepayment rate	5.6% - 32.0%	12.74%

(1)	Represents the expected activity for the next twelve months.

Index

At March 31, 2016, 15 of the 16 non-agency CMOs were in a continuous unrealized loss position. Fourteen were in that position for 12 months or more and one was in a continuous unrealized loss position for less than 12 months. Based on the expected cash flows derived from the model utilized in our analysis, we expect to recover all unrealized losses not already recorded in earnings on our non-agency CMOs. However, it is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in the cash flows expected to be collected on these securities and potential future OTTI losses. As residential mortgage loans are the underlying collateral of these securities, the unrealized losses at March 31, 2016 reflect the uncertainty in the markets for these instruments.

ARS

Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them. The par value of the ARS we hold as of March 31, 2016 is $154.2 million. Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired, as we have the ability and intent to hold these securities to maturity. All of our ARS securities are evaluated for OTTI on a quarterly basis.

As of March 31, 2016, there were 37 ARS preferred securities with a fair value less than their cost basis, indicating potential impairment. We analyzed the credit ratings associated with each of these securities as an indicator of potential credit impairment, and including subsequent ratings changes, determined that all of these securities maintained investment grade ratings by at least one rating agency. We have the ability and intent to hold these securities to maturity and expect to recover their entire cost basis and therefore concluded that none of the potential impairment within our ARS preferred securities portfolio is related to potential credit loss.

Within our municipal ARS holdings as of March 31, 2016, there were nine municipal ARS with a fair value less than their cost basis, indicating potential impairment. We analyzed the credit ratings associated with these securities as an indicator of potential credit impairment, and including subsequent ratings changes, determined that all of these securities maintained investment grade ratings by at least one rating agency. We have the ability and intent to hold these securities to maturity and expect to recover their entire cost basis and therefore concluded that none of the potential impairment within our municipal ARS portfolio is related to potential credit loss.

Other-than-temporarily impaired securities

Although there is no intent to sell either our ARS or our non-agency CMOs, and it is not more likely than not that we will be required to sell these securities, as of March 31, 2016 we do not expect to recover the entire amortized cost basis of certain securities within the non-agency CMO available for sale security portfolio.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available for sale securities are as follows:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(in thousands)
Amount related to credit losses on securities we held at the beginning of the period	$11,847	$18,703	$11,847	$18,703
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	—	—	—	—
Amount related to credit losses on securities we held at the end of the period	$11,847	$18,703	$11,847	$18,703

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

The following table presents the balances for both the held for sale and held for investment loan portfolios, as well as the associated percentage of each portfolio segment in RJ Bank’s total loan portfolio:

	March 31, 2016		September 30, 2015
	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	$172,222	1%	$119,519	1%
Loans held for investment:
Domestic:
C&I loans	6,236,413	43%	5,893,631	44%
CRE construction loans	143,437	1%	126,402	1%
CRE loans	2,035,699	14%	1,679,332	13%
Tax-exempt loans	610,274	4%	484,537	4%
Residential mortgage loans	2,215,264	15%	1,959,786	15%
SBL	1,702,766	12%	1,479,562	11%
Foreign:
C&I loans	1,046,801	7%	1,034,387	8%
CRE construction loans	2,468	—	35,954	—
CRE loans	412,569	3%	374,822	3%
Residential mortgage loans	2,320	—	2,828	—
SBL	1,909	—	1,942	—
Total loans held for investment	14,409,920		13,073,183
Net unearned income and deferred expenses	(39,441)		(32,424)
Total loans held for investment, net(1)	14,370,479		13,040,759

Total loans held for sale and investment	14,542,701	100%	13,160,278	100%
Allowance for loan losses	(194,220)		(172,257)
Bank loans, net	$14,348,481		$12,988,021

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At March 31, 2016, the Federal Home Loan Bank of Atlanta (“FHLB”) had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 12 for more information regarding borrowings from the FHLB.

Loans held for sale

RJ Bank originated or purchased $397.5 million and $1.0 billion of loans held for sale during the three and six months ended March 31, 2016, respectively, and $219.7 million and $617.6 million during the three and six months ended March 31, 2015. Proceeds from the sale of held for sale loans amounted to $84.7 million and $170.9 million during the three and six months ended March 31, 2016, and $60.2 million and $97.5 million during the three and six months ended March 31, 2015. Net gains resulting from such sales amounted to $300 thousand and $600 thousand during the three and six months ended March 31, 2016 and were insignificant during both the three and six months ended March 31, 2015. Unrealized losses recorded in the Condensed Consolidated Statements of Income and Comprehensive Income to reflect the loans held for sale at the lower of cost or market value were insignificant in each of the three and six months ended March 31, 2016 and 2015.

Purchases and sales of loans held for investment

As more fully described in Note 2 of our 2015 Form 10-K, corporate loan sales generally occur as part of a loan workout situation.

Index

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	C&I	CRE	Residential mortgage		Total
	(in thousands)
Three months ended March 31, 2016
Purchases	$91,256	$7,040	$131,788	(2)	$230,084
Sales (1)	$36,569	$—	$—		$36,569

Six months ended March 31, 2016
Purchases	$149,107	$7,040	210,823	(3)	$366,970
Sales (1)	$71,815	$—	—		$71,815

Three months ended March 31, 2015
Purchases	$106,197	$—	$1,337		$107,534
Sales (1)	$25,500	$—	$—		$25,500

Six months ended March 31, 2015
Purchases	$260,281	$—	$213,309	(4)	$473,590
Sales (1)	$32,360	$—	$—		$32,360

(1)
Represents the recorded investment of loans held for investment that were transferred to loans held for sale during the respective period and subsequently sold to a third party during the same period. Corporate loan sales generally occur as part of a loan workout situation.

(2)	Includes the purchase from another financial institution of residential mortgage loans totaling $107.1 million in principal loan balance.

(3)	Includes purchases from another financial institution of residential mortgage loans totaling $179.6 million in principal loan balance.

(4)	Includes the purchase from another financial institution of residential mortgage loans totaling $207.3 million in principal loan balance.

Index

Aging analysis of loans held for investment

The following table presents an analysis of the payment status of loans held for investment:

	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual (1)	Current and accruing	Total loans held for investment (2)
	(in thousands)
As of March 31, 2016:
C&I loans	$152	$—	$152	$11,391	$7,271,671	$7,283,214
CRE construction loans	—	—	—	—	145,905	145,905
CRE loans	—	—	—	4,497	2,443,771	2,448,268
Tax-exempt loans	—	—	—	—	610,274	610,274
Residential mortgage loans:
First mortgage loans	1,504	—	1,504	43,365	2,153,501	2,198,370
Home equity loans/lines	—	—	—	172	19,042	19,214
SBL	—	—	—	—	1,704,675	1,704,675
Total loans held for investment, net	$1,656	$—	$1,656	$59,425	$14,348,839	$14,409,920

As of September 30, 2015:
C&I loans	163	$—	$163	$—	6,927,855	$6,928,018
CRE construction loans	—	—	—	—	162,356	162,356
CRE loans	—	—	—	4,796	2,049,358	2,054,154
Tax-exempt	—	—	—	—	484,537	484,537
Residential mortgage loans:
First mortgage loans	2,906	—	2,906	47,504	1,891,384	1,941,794
Home equity loans/lines	30	—	30	319	20,471	20,820
SBL	—	—	—	—	1,481,504	1,481,504
Total loans held for investment, net	$3,099	$—	$3,099	$52,619	$13,017,465	$13,073,183

(1)	Includes $31.2 million and $22.4 million of nonaccrual loans at March 31, 2016 and September 30, 2015, respectively, which are performing pursuant to their contractual terms.

(2)	Excludes any net unearned income and deferred expenses.

Nonperforming loans represent those loans on nonaccrual status, troubled debt restructurings, and accruing loans which are 90 days or more past due and in the process of collection. The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $500 thousand and $800 thousand for the three and six months ended March 31, 2016, respectively, and $500 thousand and $1.2 million for the three and six months ended March 31, 2015, respectively. The interest income recognized on nonperforming loans was $200 thousand and $500 thousand for the three and six months ended March 31, 2016, respectively and $400 thousand and $600 thousand for the three and six months ended March 31, 2015, respectively.

Other real estate owned, included in other assets on our Condensed Consolidated Statements of Financial Condition, was $4.5 million at March 31, 2016 and $4.6 million at September 30, 2015. The recorded investment of mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings are in process was $21.6 million at March 31, 2016 and $24.6 million at September 30, 2015.

Index

Impaired loans and troubled debt restructurings

The following table provides a summary of RJ Bank’s impaired loans:

	March 31, 2016			September 30, 2015
	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
	(in thousands)
Impaired loans with allowance for loan losses:(1)
C&I loans	$11,391	$11,535	$3,105	$10,599	$11,204	$1,132
Residential - first mortgage loans	33,437	45,090	2,804	35,442	48,828	4,014
Total	44,828	56,625	5,909	46,041	60,032	5,146

Impaired loans without allowance for loan losses:(2)
CRE loans	4,497	11,611	—	4,796	11,611	—
Residential - first mortgage loans	18,532	27,189	—	20,221	29,598	—
Total	23,029	38,800	—	25,017	41,209	—
Total impaired loans	$67,857	$95,425	$5,909	$71,058	$101,241	$5,146

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The preceding table includes $4.5 million CRE, and $30.6 million residential first mortgage TDR’s at March 31, 2016, and $4.8 million CRE, $10.6 million C&I, and $32.8 million residential first mortgage TDR’s at September 30, 2015.

The average balance of the total impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(in thousands)
Average impaired loan balance:
C&I loans	$7,258	$11,613	$8,882	$11,732
CRE loans	4,540	17,257	4,606	17,394
Residential mortgage loans:
First mortgage loans	52,713	59,875	53,223	61,493
Total	$64,511	$88,745	$66,711	$90,619

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$334	$426	$707	$741
Total	$334	$426	$707	$741

During the three and six months ended March 31, 2016 and 2015, RJ Bank granted concessions to borrowers having financial difficulties, for which the resulting modification was deemed a TDR.  These concessions granted for the respective first mortgage residential loans were interest rate reductions, maturity date extensions, capitalization of past due payments, or release of liability ordered under Chapter 7 bankruptcy not reaffirmed by the borrower.

Index

The table below presents the TDRs that occurred during the respective periods presented:

	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	($ in thousands)
Three months ended March 31, 2016
Residential – first mortgage loans	1	$236	$236

Six months ended March 31, 2016
Residential – first mortgage loans	1	$236	$236

Three months ended March 31, 2015
Residential – first mortgage loans	1	$133	$134

Six months ended March 31, 2015
Residential – first mortgage loans	3	$290	$293

There were no TDRs for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default during the three and six months ended March 31, 2016 and 2015. As of March 31, 2016, RJ Bank had no outstanding commitments on TDRs and had one outstanding commitment on a C&I TDR at September 30, 2015 in the amount of $600 thousand.

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

Index

The credit quality of RJ Bank’s held for investment loan portfolio is as follows:

	Pass	Special mention(1)	Substandard(1)	Doubtful(1)	Total
	(in thousands)
March 31, 2016
C&I	$7,046,244	$95,379	$141,591	$—	$7,283,214
CRE construction	145,905	—	—	—	145,905
CRE	2,443,599	—	4,669	—	2,448,268
Tax-exempt	610,274	—	—	—	610,274
Residential mortgage:
First mortgage	2,130,729	13,073	54,568	—	2,198,370
Home equity	18,827	215	172	—	19,214
SBL	1,704,675	—	—	—	1,704,675
Total	$14,100,253	$108,667	$201,000	$—	$14,409,920

September 30, 2015
C&I	$6,739,179	$97,623	$91,216	$—	$6,928,018
CRE construction	162,356	—	—	—	162,356
CRE	2,034,692	39	19,423	—	2,054,154
Tax-exempt	484,537	—	—	—	484,537
Residential mortgage:
First mortgage	1,868,044	14,890	58,860	—	1,941,794
Home equity	20,372	128	320	—	20,820
SBL	1,481,504	—	—	—	1,481,504
Total	$12,790,684	$112,680	$169,819	$—	$13,073,183

(1)	Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

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

The table below presents the most recently available update of the performing residential first mortgage loan portfolio summarized by current LTV. The amounts in the table represent the entire loan balance:

Balance(1)
(in thousands)
LTV range:
LTV less than 50%	$658,860
LTV greater than 50% but less than 80%	1,085,978
LTV greater than 80% but less than 100%	88,862
LTV greater than 100%, but less than 120%	13,466
LTV greater than 120%	1,681
Total	$1,848,847

(1)	Excludes loans that have full repurchase recourse for any delinquent loans.

Index

Allowance for loan losses and reserve for unfunded lending commitments

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

	Loans held for investment
	C&I	CRE construction	CRE	Tax-exempt	Residential mortgage	SBL	Total
	(in thousands)
Three months ended March 31, 2016
Balance at beginning of period	$128,721	$2,635	$31,304	$7,119	$12,265	$3,415	$185,459
Provision (benefit) for loan losses	9,590	(100)	1,149	(85)	(902)	(23)	9,629
Net (charge-offs)/recoveries:
Charge-offs	(1,427)	—	—	—	(369)	—	(1,796)
Recoveries	—	—	—	—	260	20	280
Net (charge-offs)/recoveries	(1,427)	—	—	—	(109)	20	(1,516)
Foreign exchange translation adjustment	415	18	215	—	—	—	648
Balance at March 31, 2016	$137,299	$2,553	$32,668	$7,034	$11,254	$3,412	$194,220

Six months ended March 31, 2016
Balance at beginning of period	$117,623	$2,707	$30,486	$5,949	$12,526	$2,966	$172,257
Provision (benefit) for loan losses	21,175	(152)	2,112	1,085	(1,106)	425	23,539
Net (charge-offs)/recoveries:
Charge-offs	(1,694)	—	—	—	(916)	—	(2,610)
Recoveries	—	—	—	—	750	21	771
Net (charge-offs)/recoveries	(1,694)	—	—	—	(166)	21	(1,839)
Foreign exchange translation adjustment	195	(2)	70	—	—	—	263
Balance at March 31, 2016	$137,299	$2,553	$32,668	$7,034	$11,254	$3,412	$194,220

Three months ended March 31, 2015
Balance at beginning of period	$109,582	$1,709	$25,095	$2,738	$15,319	$2,324	$156,767
Provision (benefit) for loan losses	1,530	(8)	900	1,171	168	176	3,937
Net (charge-offs)/recoveries:
Charge-offs	—	—	—	—	(411)	—	(411)
Recoveries	536	—	—	—	—	6	542
Net (charge-offs)/recoveries	536	—	—	—	(411)	6	131
Foreign exchange translation adjustment	(523)	(26)	(278)	—	—	—	(827)
Balance at March 31, 2015	$111,125	$1,675	$25,717	$3,909	$15,076	$2,506	$160,008

Six months ended March 31, 2015
Balance at beginning of period	$103,179	$1,594	$25,022	$1,380	$14,350	$2,049	$147,574
Provision for loan losses	8,364	117	1,062	2,529	787	443	13,302
Net (charge-offs)/recoveries:
Charge-offs	(238)	—	—	—	(638)	—	(876)
Recoveries	536	—	—	—	577	14	1,127
Net recoveries/(charge-offs)	298	—	—	—	(61)	14	251
Foreign exchange translation adjustment	(716)	(36)	(367)	—	—	—	(1,119)
Balance at March 31, 2015	$111,125	$1,675	$25,717	$3,909	$15,076	$2,506	$160,008

Index

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

	Loans held for investment
	Allowance for loan losses			Recorded investment(1)
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(in thousands)
March 31, 2016
C&I	$3,105	$134,194	$137,299	$11,391	$7,271,823	$7,283,214
CRE construction	—	2,553	2,553	—	145,905	145,905
CRE	—	32,668	32,668	4,497	2,443,771	2,448,268
Tax-exempt	—	7,034	7,034	—	610,274	610,274
Residential mortgage	2,814	8,440	11,254	58,403	2,159,181	2,217,584
SBL	—	3,412	3,412	—	1,704,675	1,704,675
Total	$5,919	$188,301	$194,220	$74,291	$14,335,629	$14,409,920

September 30, 2015
C&I	$1,132	116,491	$117,623	$10,599	$6,917,419	$6,928,018
CRE construction	—	2,707	2,707	—	162,356	162,356
CRE	—	30,486	30,486	4,796	2,049,358	2,054,154
Tax-exempt	—	5,949	5,949	—	484,537	484,537
Residential mortgage	4,046	8,480	12,526	62,706	1,899,908	1,962,614
SBL	—	2,966	2,966	—	1,481,504	1,481,504
Total	$5,178	$167,079	$172,257	$78,101	$12,995,082	$13,073,183

(1)	Excludes any net unearned income and deferred expenses.

The reserve for unfunded lending commitments, included in trade and other payables on our Condensed Consolidated Statements of Financial Condition, was $7.8 million and $9.7 million at March 31, 2016 and September 30, 2015, respectively.

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

Refer to Note 2 on pages 118 - 121 of our 2015 Form 10-K for a description of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary of any VIEs.  Other than as described below, as of March 31, 2016 there have been no significant changes in either the nature of our involvement with, or the accounting policies associated with the analysis of, VIEs as described in the 2015 Form 10-K.

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

	Aggregate assets (1)	Aggregate liabilities (1)
	(in thousands)
March 31, 2016
LIHTC Funds	$135,581	$34,173
Guaranteed LIHTC Fund (2)	64,715	2,427
Restricted Stock Trust Fund	11,186	11,186
EIF Funds	4,040	—
Total	$215,522	$47,786

September 30, 2015
LIHTC Funds	$143,111	$41,125
Guaranteed LIHTC Fund (2)	71,231	2,263
Restricted Stock Trust Fund	6,405	6,405
EIF Funds	4,627	—
Total	$225,374	$49,793

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

	March 31, 2016	September 30, 2015
	(in thousands)
Assets:
Assets segregated pursuant to regulations and other segregated assets	$8,019	$8,525
Receivables, other	5,494	5,542
Investments in real estate partnerships held by consolidated variable interest entities	191,801	199,678
Trust fund investment in RJF common stock (1)	11,185	6,404
Prepaid expenses and other assets	3,944	4,297
Total assets	$220,443	$224,446

Liabilities and equity:
Trade and other payables	$23,443	$12,424
Intercompany payables	11,154	6,400
Loans payable of consolidated variable interest entities (2)	19,365	25,960
Total liabilities	53,962	44,784
RJF equity	6,112	6,121
Noncontrolling interests	160,369	173,541
Total equity	166,481	179,662
Total liabilities and equity	$220,443	$224,446

(1)	Included in treasury stock in our Condensed Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans.

The following table presents information about the net income (loss) of the VIEs which we consolidate, and is included within our Condensed Consolidated Statements of Income and Comprehensive Income. The noncontrolling interests presented in this table represent the portion of the net loss from these VIEs which is not ours.

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Interest	$2	$2	$2	$2
Other	(201)	(382)	414	292
Total revenues	(199)	(380)	416	294
Interest expense	(315)	(537)	(625)	(1,066)
Net revenues	(514)	(917)	(209)	(772)
Non-interest expenses (1)	9,398	11,085	18,419	19,099
Net loss including noncontrolling interests	(9,912)	(12,002)	(18,628)	(19,871)
Net loss attributable to noncontrolling interests	(9,905)	(11,975)	(18,619)	(19,858)
Net loss attributable to RJF	$(7)	$(27)	$(9)	$(13)

(1)	Primarily comprised of items reported in other expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

Low-income housing tax credit funds

RJTCF is the managing member or general partner in 102 separate low-income housing tax credit funds having one or more investor members or limited partners, 88 of which are determined to be VIEs and 14 of which are determined not to be VIEs. RJTCF has concluded that it is the primary beneficiary of six non-guaranteed LIHTC Fund VIEs and, accordingly, consolidates these funds. In addition, RJTCF consolidates the one Guaranteed LIHTC Fund VIE it sponsors (see Note 16 for further discussion

Index

of the guarantee obligation as well as other RJTCF commitments).  RJTCF also consolidates eight of the funds it determined not to be VIEs.

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

	March 31, 2016			September 30, 2015
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
LIHTC Funds	$3,727,454	$1,114,185	$73,959	$3,317,594	$951,465	$42,244
NMTC Funds	65,468	67	12	65,388	40	12
Other Real Estate Limited Partnerships and LLCs	29,523	37,062	140	29,523	37,062	163
Total	$3,822,445	$1,151,314	$74,111	$3,412,505	$988,567	$42,419

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

The aggregate assets, liabilities, and our exposure to loss from Managed Funds in which we hold a variable interest as of the dates indicated are provided in the table below:

	March 31, 2016			September 30, 2015
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
Managed Funds	$98,168	$577	$5,005	$83,132	$22	$53

Index

NOTE 10 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The following are our goodwill and net identifiable intangible asset balances as of the dates indicated:

	March 31, 2016	September 30, 2015
	(in thousands)
Goodwill	$313,005	$307,635
Identifiable intangible assets, net	63,959	69,327
Total goodwill and identifiable intangible assets, net	$376,964	$376,962

Our goodwill and identified intangible assets result from various acquisitions. As more fully described in Note 3, in April 2015 we completed our acquisition of Cougar which included a number of identifiable intangible assets. See Note 13 on pages 152 - 155 of our 2015 Form 10-K for a discussion of the components of our goodwill balance and additional information regarding our identifiable intangible assets which arose from acquisitions completed in prior years. See the discussion of our intangible assets and goodwill accounting policies in Note 2 on pages 116 - 117 of our 2015 Form 10-K.

Goodwill

The following summarizes our goodwill by segment, along with the activity, as of the dates indicated:

	Three months ended March 31,			Six months ended March 31,
	Segment			Segment
	Private client group	Capital markets	Total	Private client group	Capital markets	Total
	(in thousands)
Fiscal year 2016
Goodwill as of beginning of period	$186,733	$120,902	$307,635	$186,733	$120,902	$307,635
Foreign currency translation	2,622	2,748	5,370	2,622	2,748	5,370
Impairment losses	—	—	—	—	—	—
Goodwill as of end of period	$189,355	$123,650	$313,005	$189,355	$123,650	$313,005

Fiscal year 2015
Goodwill as of beginning of period	$174,584	$120,902	$295,486	$174,584	$120,902	$295,486
Impairment losses	—	—	—	—	—	—
Goodwill as of end of period	$174,584	$120,902	$295,486	$174,584	$120,902	$295,486

We performed our annual goodwill impairment testing during the quarter ended March 31, 2016, evaluating the balances as of December 31, 2015. We assign goodwill to reporting units. Our reporting units include a Private Client Group reporting unit comprised of our RJ&A domestic retail brokerage operations and TPC (included in our Private Client Group segment), RJ&A Fixed Income (included in our Capital Markets segment) and RJ&A Equity Capital Markets (included in our Capital Markets segment). In addition, we have two RJ Ltd. reporting units (RJ Ltd. Private Client Group (included in our Private Client Group segment) and RJ Ltd. Capital Markets (included in our Capital Markets segment)), each associated with our Canadian operations, and we elected to perform a quantitative assessment for each of the Canadian reporting units.

Qualitative Assessments

For each reporting unit that we performed qualitative assessments on, we determined whether it is more likely than not that the carrying value of the reporting unit, including the recorded goodwill, is in excess of the fair value of the reporting unit. In any instance in which we are unable to qualitatively conclude that it is more likely than not that the fair value of the reporting unit exceeds the reporting unit carrying value including goodwill, a quantitative analysis of the fair value of the reporting unit would be performed. Based upon the outcome of our qualitative assessments, we determined that no quantitative analysis of the fair value of any of the reporting units we elected to qualitatively analyze as of December 31, 2015 was required, and we concluded that none of the goodwill allocated to any of those reporting units as of December 31, 2015 was impaired. No events have occurred since December 31, 2015 that would cause us to update this impairment testing.

Index

Quantitative Assessments

For our two RJ Ltd. reporting units, we elected not to perform a qualitative assessment but instead to perform quantitative assessments of the equity value of each RJ Ltd. reporting unit that includes an allocation of goodwill. In our determination of the reporting unit fair value of equity, we used a combination of the income approach and the market approach. Under the income approach, we used discounted cash flow models applied to each respective reporting unit. Under the market approach, we calculated an estimated fair value based on a combination of multiples of earnings of guideline companies in the brokerage and capital markets industry that are publicly traded on organized exchanges, and the book value of comparable transactions. The estimated fair value of the equity of the reporting unit resulting from each of these valuation approaches was dependent upon the estimates of future business unit revenues and costs, such estimates were subject to critical assumptions regarding the nature and health of financial markets in future years as well as the discount rate to apply to the projected future cash flows. In estimating future cash flows, a balance sheet as of the December 31, 2015 impairment test date and a statement of operations for the last twelve months of activity for each reporting unit were compiled. Future balance sheets and statements of operations were then projected, and estimated future cash flows were determined by the combination of these projections. The cash flows were discounted at the reporting units estimated cost of equity which was derived through application of the capital asset pricing model. The valuation result from the market approach was dependent upon the selection of the comparable guideline companies and transactions and the earnings multiple applied to each respective reporting units’ projected earnings. Finally, significant management judgment was applied in determining the weight assigned to the outcome of the market approach and the income approach, which resulted in one single estimate of the fair value of the equity of the reporting unit.

The following summarizes certain key assumptions utilized in our quantitative analysis as of December 31, 2015:

			Key assumptions
					Weight assigned to the outcome of:
Segment	Reporting unit	Goodwill as of the impairment testing date (in thousands)	Discount rate used in the income approach	Multiple applied to revenue/EPS in the market approach	Income approach	Market approach
Private client group:	RJ Ltd. Private Client Group	$16,144	14%	1.2x/12.4x	75%	25%

Capital markets:	RJ Ltd. Capital Markets	16,893	15%	1.1x/14.4x	75%	25%
Total		$33,037

The assumptions and estimates utilized in determining the fair value of reporting unit equity are sensitive to changes, including, but not limited to, a decline in overall market conditions, adverse business trends and changes in the regulations.

Based upon the outcome of our quantitative assessments as of December 31, 2015, we concluded that none of the goodwill associated with our two RJ Ltd. reporting units was impaired.

No events have occurred since December 31, 2015 that would cause us to update this impairment testing.

Index

Identifiable intangible assets, net

The following table sets forth our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the periods indicated:

	Segment
	Private client group	Capital markets	Asset management	RJ Bank	Total
	(in thousands)
For the three months ended March 31, 2016
Net identifiable intangible assets as of beginning of period	$17,799	$31,211	$16,301	$1,461	$66,772
Additions	—	—	—	87	87
Amortization expense	(384)	(1,319)	(565)	(95)	(2,363)
Foreign currency translation	—	—	(537)	—	(537)
Impairment losses	—	—	—	—	—
Net identifiable intangible assets as of end of period	$17,415	$29,892	$15,199	$1,453	$63,959

For the six months ended March 31, 2016
Net identifiable intangible assets as of beginning of period	$18,182	$32,532	$17,137	$1,476	$69,327
Additions	—	—	—	160	160
Amortization expense	(767)	(2,640)	(1,181)	(183)	(4,771)
Foreign currency translation	—	—	(537)	—	(537)
Impairment losses	—	—	—	—	—
Other	—	—	(220)	—	(220)
Net identifiable intangible assets as of end of period	$17,415	$29,892	$15,199	$1,453	$63,959

For the three months ended March 31, 2015
Net identifiable intangible assets as of beginning of period	$8,472	$36,600	$10,663	$1,253	$56,988
Additions	—	—	—	118	118
Amortization expense	(139)	(1,375)	(333)	(72)	(1,919)
Impairment losses	—	—	—	—	—
Net identifiable intangible assets as of end of period	$8,333	$35,225	$10,330	$1,299	$55,187

For the six months ended March 31, 2015
Net identifiable intangible assets as of beginning of period	$8,611	$37,975	$10,996	$1,193	$58,775
Additions	—	—	—	233	233
Amortization expense	(278)	(2,750)	(666)	(127)	(3,821)
Impairment losses	—	—	—	—	—
Net identifiable intangible assets as of end of period	$8,333	$35,225	$10,330	$1,299	$55,187

Identifiable intangible assets by type are presented below:

	March 31, 2016		September 30, 2015
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
	(in thousands)
Customer relationships	$73,770	$(19,545)	$75,217	$(17,759)
Trade name	3,928	(267)	4,278	(111)
Developed technology	12,630	(9,017)	12,630	(7,754)
Intellectual property	521	(48)	561	(23)
Non-compete agreements	987	(453)	1,018	(206)
Mortgage servicing rights	2,227	(774)	2,067	(591)
Total	$94,063	$(30,104)	$95,771	$(26,444)

Index

NOTE 11 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit of RJ Bank. The following table presents a summary of bank deposits including the weighted-average rate:

	March 31, 2016		September 30, 2015
	Balance	Weighted-average rate (1)	Balance	Weighted-average rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$5,078	0.01%	$4,752	0.01%
Demand deposits (non-interest-bearing)	1,890	—	9,295	—
Savings and money market accounts	12,373,294	0.05%	11,550,917	0.02%
Certificates of deposit	349,195	1.61%	354,917	1.64%
Total bank deposits(2)	$12,729,457	0.09%	$11,919,881	0.07%

(1)	Weighted-average rate calculation is based on the actual deposit balances at March 31, 2016 and September 30, 2015, respectively.

(2)
Bank deposits exclude affiliate deposits of approximately $949 million and $458 million at March 31, 2016 and September 30, 2015, respectively. These affiliate deposits include $930 million and $451 million, held in a deposit account on behalf of RJF as of March 31, 2016 and September 30, 2015, respectively.

RJ Bank’s savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”) administered by RJ&A. The aggregate amount of time deposit account balances that exceed the FDIC insurance limit at March 31, 2016 is $23.5 million.

Scheduled maturities of certificates of deposit are as follows:

	March 31, 2016		September 30, 2015
	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
	(in thousands)
Three months or less	$9,292	$7,415	$6,206	$7,610
Over three through six months	10,135	7,920	11,731	7,304
Over six through twelve months	27,342	21,778	18,341	14,807
Over one through two years	17,199	13,719	43,133	33,163
Over two through three years	53,361	19,233	33,556	10,825
Over three through four years	56,871	25,473	51,140	23,616
Over four through five years	51,904	27,553	63,351	30,134
Total	$226,104	$123,091	$227,458	$127,459

Interest expense on deposits is summarized as follows:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(in thousands)
Certificates of deposit	$1,406	$1,459	$2,854	$2,983
Money market, savings and NOW accounts (1)	1,346	631	1,917	1,244
Total interest expense on deposits	$2,752	$2,090	$4,771	$4,227

(1)	The balances for the three and six months ended March 31, 2016, respectively, are presented net of interest expense associated with affiliate deposits.

Index

NOTE 12 – OTHER BORROWINGS

The following table details the components of other borrowings:

	March 31, 2016		September 30, 2015
	(in thousands)
Other borrowings:
FHLB advances	$575,000	(1)	$550,000	(2)
Borrowings on secured lines of credit (3)	—		115,000
Mortgage notes payable (4)	35,584		37,716
Borrowings on ClariVest revolving credit facility (5)	300		349
Borrowings on unsecured lines of credit (6)	—	(7)	—	(7)
Total other borrowings	$610,884		$703,065

(1)
Borrowings from the FHLB as of March 31, 2016 are comprised of three advances. One of the FHLB advances is in the amount of $250 million, and one is in the amount of $300 million, each of these advances mature in September 2017 and have interest rates which reset quarterly. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting a substantial portion of these balances subject to variable interest rates to a fixed interest rate. Refer to Note 13 for information regarding these interest rate swaps which are accounted for as hedging instruments. The other FHLB advance, in the amount of $25 million, matures in October 2020 and bears interest at a fixed rate of 3.4%. All of the FHLB advances are secured by a blanket lien granted to the FHLB on RJ Bank’s residential mortgage loan portfolio. The weighted average interest rate on these advances as of March 31, 2016 is 0.78%.

(2)
Borrowings from the FHLB as of September 30, 2015 are comprised of two floating-rate advances, one in the amount of $250 million and the other in the amount of $300 million. Both FHLB advances mature in March 2017 and have an interest rate which resets quarterly. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting a substantial portion of these balances subject to variable interest rates to a fixed interest rate. Refer to Note 13 for information regarding these interest rate swaps which are accounted for as hedging instruments. Both of these advances were restructured during December 2015 in order to extend their maturity date.

(3)	Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.

(4)
Mortgage notes payable pertain to mortgage loans on our corporate headquarters offices located in St. Petersburg, Florida. These mortgage loans are secured by land, buildings, and improvements with a net book value of $46.2 million at March 31, 2016.  These mortgage loans bear interest at 5.7% with repayment terms of monthly interest and principal debt service and have a January 2023 maturity.

(5)
ClariVest Asset Management, LLC (“ClariVest”), a subsidiary of Eagle, is a party to a revolving line of credit provided by a third party lender (the “ClariVest Facility”). The maximum amount available to borrow under the ClariVest Facility is $500 thousand, bearing interest at a variable rate which is 1% over the lenders prime rate. The ClariVest Facility expires on September 2018.

(6)
In August 2015, RJF entered into a revolving credit facility agreement in which the lenders are a number of financial institutions (the “RJF Credit Facility”). This committed unsecured borrowing facility provides for maximum borrowings of up to $300 million, at variable rates, with a facility maturity in August 2020. There are no borrowings outstanding on the RJF Credit Facility as of either March 31, 2016 or September 30, 2015.

(7)	Any borrowings on unsecured lines of credit, with the exception of the RJF Credit Facility, are day-to-day and are generally utilized for cash management purposes.

There were other collateralized financings outstanding in the amount of $191 million and $333 million as of March 31, 2016 and September 30, 2015, respectively. These other collateralized financings are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities. See Note 14 for additional information regarding offsetting asset and liability balances as well as additional information regarding the collateral.

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

The receivable for uncollected derivative transaction fee revenues of RJFP is $7 million at both March 31, 2016 and September 30, 2015, and is included in other receivables on our Condensed Consolidated Statements of Financial Condition.

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

Description of the collateral we hold related to derivative contracts

Where permitted, we elect to net-by-counterparty certain derivative contracts entered into in our OTC Derivatives Operations. Certain of these contracts contain a legally enforceable master netting arrangement that allows for netting of all derivative transactions with each counterparty and, therefore, the fair value of those derivative contracts are netted by counterparty in the Condensed Consolidated Statements of Financial Condition.  The credit support annex related to the interest rate swaps and certain

Index

forward foreign exchange contracts allows parties to the master agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  We accept collateral in the form of cash or other marketable securities.  As we elect to net-by-counterparty the fair value of derivative contracts arising from our OTC Derivatives Operations, we also net-by-counterparty any cash collateral exchanged as part of those derivative agreements. Refer to Note 14 for additional information regarding offsetting asset and liability balances. This cash collateral is recorded net-by-counterparty at the related fair value.  The cash collateral included in the net fair value of all open derivative asset positions arising from our OTC Derivatives Operations aggregates to a net liability of $59 million as of March 31, 2016 and $44 million as of September 30, 2015.  The cash collateral included in the net fair value of all open derivative liability positions from our OTC Derivatives Operations aggregates to a net asset of $26 million at both March 31, 2016 and September 30, 2015.  Our maximum loss exposure under the interest rate swap contracts arising from our OTC Derivatives Operations at March 31, 2016 is $52 million.

RJ Bank provides to counterparties for the benefit of its U.S. subsidiaries, a guarantee of payment in the event of the subsidiaries’ default under forward foreign exchange contracts.  Due to this RJ Bank guarantee and the short-term nature of these derivatives, RJ Bank’s U.S. subsidiaries are not required to post collateral and do not receive collateral with respect to certain derivative contracts with the respective counterparties.  Our maximum loss exposure under the forward foreign exchange contracts arising from RJ Bank’s business operations at March 31, 2016 is $200 thousand.

Derivative balances included in our financial statements

See the table below for the notional and fair value amounts of both the asset and liability derivatives.

	Asset derivatives
	March 31, 2016				September 30, 2015
	Balance sheet location	Notional amount		Fair value(1)	Balance sheet location	Notional amount		Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts (2)	Prepaid expenses and other assets	$768,800	(3)	$2,257	Prepaid expenses and other assets	$752,600	(3)	$613
Derivatives not designated as hedging instruments:
Interest rate contracts (4)	Trading instruments	$1,940,004		$138,228	Trading instruments	$2,473,946		$130,095
Interest rate contracts (5)	Derivative instruments associated with offsetting matched book positions	$1,507,020		$396,163	Derivative instruments associated with offsetting matched book positions	$1,649,863		$389,457
Forward foreign exchange contracts (4)	Trading instruments	$108,462	(3)	$9,677	Trading instruments	$74,873	(3)	$2,612
Forward foreign exchange contracts (2)	Prepaid expenses and other assets	$181,000	(3)	$681	Prepaid expenses and other assets	$214,300	(3)	$304
	Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts (6)	Trade and other payables	$450,000		$20,803	Trade and other payables	$300,000		$7,545
Forward foreign exchange contracts (2)	Trade and other payables	$100,400	(3)	$84	Trade and other payables	$—		$—
Derivatives not designated as hedging instruments:
Interest rate contracts (4)	Trading instruments sold	$1,928,733		$130,702	Trading instruments sold	$1,906,766		$104,255
Interest rate contracts (5)	Derivative instruments associated with offsetting matched book positions	$1,507,020		$396,163	Derivative instruments associated with offsetting matched book positions	$1,649,863		$389,457
Forward foreign exchange contracts (4)	Trading instruments sold	$119,856	(3)	$4,939	Trading instruments sold	$136,710	(3)	$4,865
Forward foreign exchange contracts (2)	Trade and other payables	$139,300	(3)	$117	Trade and other payables	$—		$—

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and before any netting by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net. See Note 14 for additional information regarding offsetting asset and liability balances.

(2)	These contracts are associated with RJ Bank’s activities to hedge its foreign currency exposure.

(3)	The notional amount presented is denominated in Canadian currency.

(4)	These contracts arise from our OTC Derivatives Operations.

(5)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

(6)	These contracts are associated with our RJ Bank Interest Hedges activities.

Index

Gains (losses) recognized in AOCI, net of income taxes on derivatives are as follows (see Note 17 for additional information):

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(in thousands)
Forward foreign exchange contracts	$(23,411)	$30,519	$(11,174)	$43,577
RJ Bank Interest Hedges	(11,469)	(1,501)	(8,204)	(1,501)
Total (losses) gains recognized in AOCI, net of taxes	$(34,880)	$29,018	$(19,378)	$42,076

There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the each of the three and six months ended March 31, 2016 and 2015. We expect to reclassify an estimated $6.1 million as additional interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is ten years.

The table below sets forth the impact of the derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Location of gain (loss) recognized on derivatives in the Condensed Consolidated Statements of Income and Comprehensive Income	Amount of gain (loss) on derivatives recognized in income
		Three months ended March 31,		Six months ended March 31,
		2016	2015	2016	2015
		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts and forward foreign exchange contracts (1)	Net trading profit	$1,365	$2,403	$1,773	$2,280
Interest rate contracts (2)	Other revenues	$23	$44	$46	$66
Forward foreign exchange contracts (3)	Other revenues	$(12,970)	$8,683	$(7,412)	$12,305

(1)	These contracts arise from our OTC Derivatives Operations.

(2)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

(3)	These contracts are associated with RJ Bank’s activities to hedge its foreign currency exposure.

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

Certain of the derivative instruments arising from our OTC Derivatives Operations and from RJ Bank’s forward foreign exchange contracts contain provisions that require our debt to maintain an investment grade rating from one or more of the major

Index

credit rating agencies. If our debt were to fall below investment grade, we would be in breach of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at March 31, 2016 is $69.4 million, for which we have posted collateral of $67.9 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2016, we would have been required to post an additional $1.5 million of collateral to our counterparties.

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

Index

NOTE 14 – DISCLOSURE OF OFFSETTING ASSETS AND LIABILITIES, COLLATERAL, ENCUMBERED ASSETS AND REPURCHASE AGREEMENTS

Offsetting assets and liabilities

The following table presents information about the financial and derivative instruments that are offset or subject to an enforceable master netting arrangement or other similar agreement as of the dates indicated:

				Gross amounts not offset in the Statements of Financial Condition
	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Statements of Financial Condition	Net amounts presented in the Statements of Financial Condition	Financial instruments		Cash (received) paid		Net amount
	(in thousands)
As of March 31, 2016:
Assets
Securities purchased under agreements to resell and other collateralized financings	$428,864	$—	$428,864	$(428,864)	(1)	$—		$—
Derivatives - interest rate contracts(2)	138,228	(96,630)	41,598	(17,378)		—		24,220
Derivative instruments associated with offsetting matched book positions	396,163	—	396,163	(396,163)	(3)	—		—
Derivatives - forward foreign exchange contracts(4)	2,938	—	2,938	—		—		2,938
Derivatives - forward foreign exchange contracts (5)	9,677	—	9,677	—		—		9,677
Stock borrowed	123,156	—	123,156	(119,957)		—		3,199
Total assets	$1,099,026	$(96,630)	$1,002,396	$(962,362)		$—		$40,034
Liabilities
Securities sold under agreements to repurchase	$(190,679)	$—	$(190,679)	$190,679	(6)	$—		$—
Derivatives - interest rate contracts(2)	(130,702)	128,002	(2,700)	—		2,700	(7)	—
Derivative instruments associated with offsetting matched book positions	(396,163)	—	(396,163)	396,163	(3)	—		—
Derivatives - forward foreign exchange contracts(4)	(201)	—	(201)	—		—		(201)
Derivatives - forward foreign exchange contracts(5)	(4,939)	—	(4,939)	—		—		(4,939)
Derivatives - RJ Bank Interest Hedges	(20,803)	—	(20,803)	—		20,803	(8)	—
Stock loaned	(610,476)	—	(610,476)	599,876		—		(10,600)
Total liabilities	$(1,353,963)	$128,002	$(1,225,961)	$1,186,718		$23,503		$(15,740)
As of September 30, 2015:
Assets
Securities purchased under agreements to resell and other collateralized financings	$474,144	$—	$474,144	$(474,144)	(1)	$—		$—
Derivatives - interest rate contracts(2)	130,095	(90,621)	39,474	(12,609)		—		26,865
Derivative instruments associated with offsetting matched book positions	389,457	—	389,457	(389,457)	(3)	—		—
Derivatives - forward foreign exchange contracts(7)	917	—	917	—		—		917
Derivatives - forward foreign exchange contracts(4)	2,612	—	2,612	—		—		2,612
Stock borrowed	124,373	—	124,373	(120,957)		—		3,416
Total assets	$1,121,598	$(90,621)	$1,030,977	$(997,167)		$—		$33,810
Liabilities
Securities sold under agreements to repurchase	$(332,536)	$—	$(332,536)	$332,536	(6)	$—		$—
Derivatives - interest rate contracts(2)	(104,255)	88,881	(15,374)	3,528	(7)	7,399	(7)	(4,447)
Derivative instruments associated with offsetting matched book positions	(389,457)	—	(389,457)	389,457	(3)	—		—
Derivatives - forward foreign exchange contracts(4)	(4,865)	—	(4,865)	—		—		(4,865)
Derivatives - RJ Bank Interest Hedges	(7,545)	—	(7,545)	—		7,545	(8)	—
Stock loaned	(478,573)	—	(478,573)	472,379		—		(6,194)
Total liabilities	$(1,317,231)	$88,881	$(1,228,350)	$1,197,900		$14,944		$(15,506)
The text of the footnotes in the above table are on the following page.

Index

The text of the footnotes to the table on the previous page are as follows:

(1)
We are over-collateralized since the actual amount of financial instruments pledged as collateral for securities purchased under agreements to resell and other collateralized financings amounts to $446.7 million and $499.3 million as of March 31, 2016 and September 30, 2015, respectively.

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

(4)
These contracts are associated with RJ Bank’s activities to hedge its foreign currency exposure. As of March 31, 2016, the fair value of the forward foreign exchange contract derivatives are in both an asset and a liability position and are included in prepaid expenses and other assets and trade and other payables, respectively, on our Condensed Consolidated Statements of Financial Condition. As of September 30, 2015 the fair value of the forward foreign exchange contract derivatives are in an asset position and are included in prepaid expenses and other assets on our Condensed Consolidated Statements of Financial Condition. See Note 13 for additional information.

(5)	See Note 13 for additional information on our forward foreign exchange contract derivatives associated with our OTC Derivatives Operations.

(6)
We are over-collateralized since the actual amount of financial instruments pledged as collateral for securities sold under agreements to repurchase amounts to $200 million and $346.1 million as of March 31, 2016 and September 30, 2015, respectively.

(7)
For the portion of these derivative contracts that are transacted through an exchange, the nature of the agreement with the clearing member exchange include terms that are similar to a master netting agreement, thus we are over-collateralized as of March 31, 2016 and September 30, 2015 since the actual amount of cash and securities deposited with the exchange for these derivative contracts is $10.9 million and $17.6 million, respectively. These deposits are a component of deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition. See Note 13 for additional information.

(8)
Derivatives - RJ Bank Interest Hedges are included in trade and other payables on our Condensed Consolidated Statements of Financial Condition. See Note 13 for additional information. The RJ Bank Interest Hedges are transacted through an exchange. The nature of the agreement with the clearing member exchange includes terms that are similar to a master netting agreement, thus present offsetting deposits paid to the exchange associated with these contracts. These deposits are included in deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition.

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

Index

The table below presents financial instruments at fair value, that we received as collateral, are not included on our Condensed Consolidated Statements of Financial Condition, and that were available to be delivered or repledged, along with the balances of such instruments that were used to deliver or repledge, to satisfy one of our purposes described above:

	March 31, 2016		September 30, 2015
	(in thousands)
Collateral we received that is available to be delivered or repledged	$2,076,066		$2,308,277
Collateral that we delivered or repledged	$1,276,079	(1)	$1,122,540	(2)

(1)
The collateral delivered or repledged as of March 31, 2016, includes client margin securities which we pledged with a clearing organization in the amount of $247.3 million which were applied against our requirement of $148.9 million.

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

The table below presents information about the fair value of our assets that have been pledged for one of the purposes described above:

	March 31, 2016		September 30, 2015
	(in thousands)
Financial instruments owned, at fair value, pledged to counterparties that:
Had the right to deliver or repledge	$326,901		$424,668
Did not have the right to deliver or repledge	$25,229	(1)	$94,006	(2)

(1)
Assets delivered or repledged as of March 31, 2016, includes securities which we pledged with a clearing organization in the amount of $18.9 million which were applied against our requirement of $148.9 million (client margin securities we pledged which are described in the preceding table constitute the remainder of the assets pledged to meet the requirement).

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

Repurchase agreements, repurchase-to-maturity transactions and securities lending transactions accounted for as secured borrowings

We enter into Repurchase Agreements where we sell securities under agreements to repurchase (“Repurchase Agreements”) and also engage in securities lending transactions. These activities are accounted for as collateralized financings. Our Repurchase Agreements would include “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security, if any, that we are a party to as of period-end. As of both March 31, 2016 and September 30, 2015, we did not have any “repurchase-to-maturity” agreements. See Note 2 on pages 105 and 111, respectively, of our 2015 Form 10-K for a discussion of our respective Repurchase Agreement and securities borrowed and securities loaned accounting policies.

Index

The following table presents the remaining contractual maturity of securities under agreements to repurchase and securities lending transactions accounted for as secured borrowings:

	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
	(in thousands)
As of March 31, 2016:

Repurchase agreements
Government and agency obligations	$96,363	$4,775	$—	$—	$101,138
Agency MBS and CMOs	86,316	3,225	—	—	89,541
Total Repurchase Agreements	182,679	8,000	—	—	190,679

Securities lending
Equity securities	610,476	—	—	—	610,476
Total	$793,155	$8,000	$—	$—	$801,155
Gross amounts of recognized liabilities for repurchase agreements and securities lending transactions included in the Offsetting Assets and Liabilities table included within this footnote					$801,155
Amounts related to repurchase agreements and securities lending transactions not included in the Offsetting Assets and Liabilities table included within this footnote					$—

As of September 30, 2015:

Repurchase agreements
Government and agency obligations	$211,594	$5,250	$—	$—	$216,844
Agency MBS and CMOs	112,941	2,751	—	—	115,692
Total Repurchase Agreements	324,535	8,001	—	—	332,536

Securities lending
Equity securities	478,573	—	—	—	478,573
Total	$803,108	$8,001	$—	$—	$811,109
Gross amounts of recognized liabilities for repurchase agreements and securities lending transactions included in the Offsetting Assets and Liabilities table included within this footnote					$811,109
Amounts related to repurchase agreements and securities lending transactions not included in the Offsetting Assets and Liabilities table included within this footnote					$—

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

For the three and six months ended March 31, 2016, our effective income tax rate is 36.5% and 36.6%, respectively, each of which is slightly lower than the 37.1% effective tax rate for fiscal year 2015. The primary factor for the decrease in the current period effective tax rates compared to the prior year effective tax rate is the favorable impact in the current period of the income associated with our company-owned life insurance which is not subject to tax. In fiscal year 2015, such investments generated non-deductible losses.

As of March 31, 2016, our uncertain tax position liability balance decreased by $2.4 million from the September 30, 2015 level, as a result of the resolution of certain state tax audits. We anticipate that the uncertain tax position liability balance may further decrease by $3.9 million over the next twelve months as a result of the resolution of other state tax audits.

Index

NOTE 16 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

In the normal course of business we enter into underwriting commitments. As of March 31, 2016, RJ&A had four open fixed income underwriting commitments, which were subsequently settled in open market transactions at amounts which approximate the carrying value of the commitments in our Condensed Consolidated Statements of Financial Condition as of March 31, 2016. RJ Ltd. had four equity underwriting commitments, all of which are recorded in our Condensed Consolidated Statements of Financial Condition as of March 31, 2016, and which aggregate to approximately $54 million in Canadian dollars (“CDN”).

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes (see Note 2 on pages 110 - 111 of our 2015 Form 10-K for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring including, but not limited to, the individual joining us.  As of March 31, 2016, we had made commitments through the extension of formal offers totaling $147 million that had not yet been funded (these commitments exclude all commitments made to financial advisors currently affiliated with Deutsche WM, those commitments are discussed separately in a following paragraph), however, it is possible that not all of our offers will be accepted and therefore we would not fund the total amount of the offers extended. As of March 31, 2016, $62 million of the total amount extended are unfunded commitments to prospects that had accepted our offer, or recently hired producers.

On December 3, 2015 we announced that we entered into a definitive asset purchase agreement to acquire Deutsche WM. We expect the closing date of this purchase transaction to occur during the fourth quarter of this fiscal year 2016. The total investment associated with this transaction will depend upon how many of the current Deutsche WM financial advisors join us on the closing date, and is subject to further adjustment depending on financial advisor retention through periods as late as March 2017. However, based upon the number of Deutsche WM financial advisors as of the Announcement Date, our total investment including retention incentives provided directly to financial advisors, would approximate $420 million.

In April 2016, Raymond James Global Securities Limited, a wholly owned subsidiary, entered into an agreement to sell all of its ownership interest in two joint ventures, Raymond James Latin Advisors Limited, an entity incorporated in the British Virgin Islands, and Raymond James Uruguay, S.A., an entity incorporated in Uruguay.  These joint venture entities each serve certain Latin America markets.  The closing date of the sale transaction will occur once all the conditions to closing have been satisfied, including obtaining all necessary regulatory approvals, which we anticipate may occur prior to the end of our current fiscal year.  The terms of sale include customary representations and provide for certain customary indemnities in favor of the purchaser.  Once consummated, this sale is not anticipated to have any significant impact on our financial condition or results of operations as these Latin American operations do not have a major effect on RJF’s operations as a whole.

As of March 31, 2016, RJ Bank had not settled purchases of $101 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

A subsidiary of RJ Bank has committed $62 million as an investor member in a low-income housing tax credit fund in which a subsidiary of RJTCF is the managing member (see the discussion of “direct investments in LIHTC project partnerships” in Note 2 on page 120 of our 2015 Form 10-K for information regarding the accounting policies governing these investments). As of March 31, 2016, the RJ Bank subsidiary has invested $37 million of the committed amount.

See Note 21 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments, such as standby letters of credit and loan purchases.

We have unfunded commitments to various venture capital or private equity partnerships, which aggregate to approximately $45 million as of March 31, 2016. Of the total, we have unfunded commitments to internally-sponsored private equity limited partnerships in which we control the general partner of approximately $18 million.

As part of the terms governing the TPC acquisition (see Note 3 on pages 121 - 122 of our 2015 Form 10-K, for additional information regarding this acquisition), on certain dates specified in the TPC purchase agreement, there are a number of “earn-out” computations to be performed. The result of these computations could result in additional cash paid to the sellers of TPC in the future. These elements of contingent consideration will be finally determined in the future based upon the outcome of either specific performance of defined tasks, or the achievement of specified revenue growth hurdles, over a measurement period ranging from 18 months to 3 years after the TPC Closing Date. Our initial estimate of the fair value of these elements of contingent consideration as of the TPC Closing Date are included in our determination of the goodwill arising from this acquisition. As of March 31, 2016, we computed an estimate of the fair value of this contingent consideration based upon the latest information

Index

available to us, and the excess of this fair value determination over the initial estimate is included in other expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

RJF has committed to lend to RJTCF, or to guarantee obligations in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities, in amounts aggregating up to $250 million upon request, subject to certain limitations and to annual review and renewal. At March 31, 2016, RJTCF has $87 million in outstanding cash borrowings and $92 million in unfunded commitments outstanding against this commitment. RJTCF borrows from RJF in order to make investments in, or fund loans or advances to, either partnerships that purchase and develop properties qualifying for tax credits (“Project Partnerships”) or LIHTC Funds. Investments in Project Partnerships are sold to various LIHTC Funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in Project Partnerships to LIHTC Funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to Project Partnerships, and LIHTC Funds.

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS (see the discussion of these activities within “financial instruments owned, financial instruments sold but not purchased and fair value” in Note 2 on page 107 of our 2015 Form 10-K).  At March 31, 2016, RJ&A had approximately $833 million principal amount of outstanding forward MBS purchase commitments which are expected to be purchased over the following 90 days days.  In order to hedge the market interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into to be announced (“TBA”) security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future.  These TBA securities are accounted for at fair value and are included in Agency MBS securities in the table of assets and liabilities measured at fair value included in Note 5, and at March 31, 2016 aggregate to a net liability having a fair value of $3.5 million.  The estimated fair value of the purchase commitment is a $3.1 million asset balance as of March 31, 2016.

As a result of extensive regulation of financial holding companies, banks, broker-dealers and investment advisory entities, RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations. The reviews can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censure to fines and, in serious cases, temporary or permanent suspension from conducting business, or limitations on certain business activities. In addition, regulatory agencies and self-regulatory organizations institute investigations from time to time into industry practices, which can also result in the imposition of such sanctions. Refer to the “other matters” discussion within this footnote for information about related loss contingency reserves. See Note 20 for additional information regarding regulatory capital requirements applicable to RJF and certain of its subsidiaries.

Guarantees

RJ Bank provides to an affiliate, RJ Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At March 31, 2016, the exposure under these guarantees is $13.1 million, which was underwritten as part of RJ Bank’s corporate credit relationship with such borrowers.  The outstanding interest rate swaps at March 31, 2016 have maturities ranging from June 2016 through September 2034.  RJ Bank records an estimated reserve for its credit risk associated with the guarantee of these client swaps, which was insignificant as of March 31, 2016.  The estimated total potential exposure under these guarantees is $51.1 million at March 31, 2016.

RJ Bank guarantees the forward foreign exchange contract obligations of its U.S. subsidiaries.  See Note 13 for additional information regarding these derivatives.

RJF guarantees interest rate swap obligations of RJ Cap Services. See Note 13 for additional information regarding interest rate swaps.

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At March 31, 2016, there were no such outstanding performance guarantees.

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

RJF guarantees the existing mortgage debt of RJ&A of approximately $36 million, see Note 12 for information regarding this borrowing.

Index

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

RJTCF issues certain guarantees to various third parties related to Project Partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations, which aggregate to approximately $2 million as of March 31, 2016.

RJTCF has provided a guaranteed return on investment to a third party investor in one of its fund offerings (“Fund 34”), and RJF has guaranteed RJTCF’s performance under the arrangement.  Under the terms of the performance guarantee, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits to this investor over the next six years, RJTCF is obligated to pay the investor an amount that results in the investor achieving a minimum specified return on their investment.  A $24.5 million financing asset is included in prepaid expenses and other assets, and a related $24.5 million liability is included in trade and other payables on our Condensed Consolidated Statements of Financial Condition as of March 31, 2016 related to this obligation. The maximum exposure to loss under this guarantee is approximately $29 million at March 31, 2016, which represents the undiscounted future payments due the investor.

Legal matter contingencies

Indemnification from Regions

On April 2, 2012 (the “MK Closing Date”), RJF completed its acquisition of all of the issued and outstanding shares of Morgan Keegan & Company, Inc. (a broker-dealer hereinafter referred to as “MK & Co.”) and MK Holding, Inc. and certain of its affiliates (collectively referred to hereinafter as “Morgan Keegan”) from Regions Financial Corporation (“Regions”). The terms of the stock purchase agreement provide that Regions will indemnify RJF for losses incurred in connection with legal proceedings pending as of the closing date or commenced after the closing date and related to pre-closing matters that are received prior to April 2, 2015, as well as any cost of defense pertaining thereto. All of the Morgan Keegan matters described below are subject to the indemnification provisions. Management estimates the range of potential liability of all such matters subject to indemnification, including the cost of defense, to be from $18 million to $69 million. Any loss arising from such matters, after consideration of the applicable annual deductible, if any, will be borne by Regions. As of March 31, 2016 our Condensed Consolidated Statements of Financial Condition include an indemnification asset of approximately $36 million which is included in other assets, and a liability for potential losses of approximately $36 million which is included within trade and other payables, pertaining to the matters described below and the related indemnification from Regions. The amount included within trade and other payables is the amount within the range of potential liability related to such matters which management estimates is more likely than any other amount within such range.

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

Other matters

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as other corporate litigation. We contest the allegations in the litigation and arbitration matters and believe that there are meritorious defenses in each. In view of the number and diversity of litigation claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation, we cannot state with certainty the eventual outcome of pending litigation.

We also are subject to regulatory investigations and proceedings, some of which may result in the imposition of fines, as well as require us to undertake certain remedial actions. In connection with such regulatory matters, as of March 31, 2016 management has a loss contingency reserve of $20 million included within trade and other payables, which includes $17 million for one matter.

Excluding any amounts subject to indemnification from Regions related to pre-MK Closing Date Morgan Keegan matters discussed above, as of March 31, 2016, management currently estimates the aggregate range of possible loss is from $0 to an amount of up to $4 million in excess of the accrued liability (if any) related to litigation or regulatory matters.  Refer to Note 2 on page 117 of our 2015 Form 10-K for a discussion of our criteria for establishing a range of possible loss related to such matters.

In the opinion of management, based on current available information, review with outside legal counsel, and consideration of the accrued liability amounts provided for in the accompanying condensed consolidated financial statements with respect to these litigation and regulatory matters, ultimate resolution of litigation and regulatory matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss)

The activity in other comprehensive income (loss), net of their respective tax effects, are as follows:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(in thousands)
Unrealized gain (loss) on available for sale securities (net of tax)	$1,099	$2,337	$(5,692)	$2,313
Unrealized gain (loss) on currency translations, net of the impact of net investment hedges (net of tax)	10,714	(15,279)	4,099	(21,719)
Unrealized loss on cash flow hedges (net of tax)	(11,469)	(1,501)	(8,204)	(1,501)
Net other comprehensive income (loss)	$344	$(14,443)	$(9,797)	$(20,907)

Index

Accumulated other comprehensive income (loss)

The following table presents the changes, and the related tax effects, of each component of accumulated other comprehensive income (loss) for the three and six months ended March 31, 2016 and 2015:

	Available for sale securities	Net investment hedges (1)	Currency translations	Sub-total: currency translations and net investment hedges	Cash flow hedges(2)	Total
	(in thousands)
Three months ended March 31, 2016
Accumulated other comprehensive (loss) income as of the beginning of the period	$(5,371)	$105,440	$(149,328)	$(43,888)	$(1,385)	$(50,644)
Other comprehensive income (loss) before reclassifications and taxes	1,740	(37,416)	36,031	(1,385)	(20,029)	(19,674)
Amounts reclassified from accumulated other comprehensive income (loss), before tax	53	—	—	—	1,531	1,584
Pre-tax net other comprehensive income (loss)	1,793	(37,416)	36,031	(1,385)	(18,498)	(18,090)
Income tax effect	(694)	14,005	(1,906)	12,099	7,029	18,434
Net other comprehensive income (loss) for the period, net of tax	1,099	(23,411)	34,125	10,714	(11,469)	344
Accumulated other comprehensive (loss) income as of March 31, 2016	$(4,272)	$82,029	$(115,203)	$(33,174)	$(12,854)	$(50,300)

Six months ended March 31, 2016
Accumulated other comprehensive income (loss) as of the beginning of the period	$1,420	$93,203	$(130,476)	$(37,273)	$(4,650)	$(40,503)
Other comprehensive (loss) income before reclassifications and taxes	(9,112)	(17,860)	16,154	(1,706)	(16,171)	(26,989)
Amounts reclassified from accumulated other comprehensive income (loss), before tax	53	—	—	—	2,939	2,992
Pre-tax net other comprehensive (loss) income	(9,059)	(17,860)	16,154	(1,706)	(13,232)	(23,997)
Income tax effect	3,367	6,686	(881)	5,805	5,028	14,200
Net other comprehensive (loss) income for the period, net of tax	(5,692)	(11,174)	15,273	4,099	(8,204)	(9,797)
Accumulated other comprehensive (loss) income as of March 31, 2016	$(4,272)	$82,029	$(115,203)	$(33,174)	$(12,854)	$(50,300)

Three months ended March 31, 2015
Accumulated other comprehensive income (loss) as of the beginning of the period	$4,721	$45,930	$(59,003)	$(13,073)	$—	$(8,352)
Other comprehensive income (loss) before reclassifications and taxes	3,801	48,815	(48,374)	441	(2,481)	1,761
Amounts reclassified from accumulated other comprehensive income (loss), before tax	(2)	—	—	—	60	58
Pre-tax net other comprehensive income (loss)	3,799	48,815	(48,374)	441	(2,421)	1,819
Income tax effect	(1,462)	(18,296)	2,576	(15,720)	920	(16,262)
Net other comprehensive income (loss) for the period, net of tax	2,337	30,519	(45,798)	(15,279)	(1,501)	(14,443)
Accumulated other comprehensive income (loss) as of March 31, 2015	$7,058	$76,449	$(104,801)	$(28,352)	$(1,501)	$(22,795)

Six months ended March 31, 2015
Accumulated other comprehensive income (loss) as of the beginning of the period	$4,745	$32,872	$(39,505)	$(6,633)	$—	$(1,888)
Other comprehensive income (loss) before reclassifications and taxes	3,745	69,701	(68,968)	733	(2,481)	1,997
Amounts reclassified from accumulated other comprehensive income (loss), before tax	(2)	—	—	—	60	58
Pre-tax net other comprehensive income (loss)	3,743	69,701	(68,968)	733	(2,421)	2,055
Income tax effect	(1,430)	(26,124)	3,672	(22,452)	920	(22,962)
Net other comprehensive income (loss) for the period, net of tax	2,313	43,577	(65,296)	(21,719)	(1,501)	(20,907)
Accumulated other comprehensive income (loss) as of March 31, 2015	$7,058	$76,449	$(104,801)	$(28,352)	$(1,501)	$(22,795)

(1)
Comprised of net gains recognized on forward foreign exchange derivatives associated with hedges of RJ Bank’s foreign currency exposure due to its non-U.S. dollar net investments (see Note 13 for additional information on these derivatives).

(2)	Represents RJ Bank Interest Hedges (see Note 13 for additional information on these derivatives).

Index

Reclassifications out of accumulated other comprehensive income (loss)

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive income (loss), and the related tax effects, for the three and six months ended March 31, 2016 and 2015:

Accumulated other comprehensive income (loss) components:	Increase (decrease) in amounts reclassified from accumulated other comprehensive income (loss)	Affected line items in income statement
	(in thousands)
Three months ended March 31, 2016
Available for sale securities: (1)
Auction rate securities	$53	Other revenue
RJ Bank Interest Hedges (2)	1,531	Interest expense
	1,584	Total before tax
Income tax effect	(602)	Provision for income taxes
Total reclassifications for the period	$982	Net of tax

Six months ended March 31, 2016
Available for sale securities: (1)
Auction rate securities	$53	Other revenue
RJ Bank Interest Hedges (2)	2,939	Interest expense
	2,992	Total before tax
Income tax effect	(1,137)	Provision for income taxes
Total reclassifications for the period	$1,855	Net of tax

Three months ended March 31, 2015
Available for sale securities: (1)
Auction rate securities	$(2)	Other revenue
RJ Bank Interest Hedges (2)	60	Interest expense
	58	Total before tax
Income tax effect	(22)	Provision for income taxes
Total reclassifications for the period	$36	Net of tax

Six months ended March 31, 2015
Available for sale securities: (1)
Auction rate securities	$(2)	Other revenue
RJ Bank Interest Hedges (2)	60	Interest expense
	58	Total before tax
Income tax effect	(22)	Provision for income taxes
Total reclassifications for the period	$36	Net of tax

(1)	See Note 7 for additional information regarding the available for sale securities, and Note 5 for additional fair value information regarding these securities.

(2)	See Note 13 for additional information regarding the RJ Bank Interest Hedges, and Note 5 for additional fair value information regarding these derivatives.

All of the components of other comprehensive income (loss) described above, net of tax, are attributable to RJF.

Index

NOTE 18 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(in thousands)
Interest income:
Margin balances	$17,068	$16,237	$34,502	$33,513
Assets segregated pursuant to regulations and other segregated assets	6,686	3,179	10,658	6,789
Bank loans, net of unearned income	123,370	100,054	230,971	196,812
Available for sale securities	1,921	1,284	3,572	2,596
Trading instruments	5,145	4,925	9,426	9,425
Stock loan	2,212	3,699	4,127	7,210
Loans to financial advisors	2,011	1,687	3,910	3,437
Corporate cash and all other	3,154	3,348	6,872	6,740
Total interest income	$161,567	$134,413	$304,038	$266,522

Interest expense:
Brokerage client liabilities	$635	$241	$862	$524
Retail bank deposits (1)	2,752	2,090	4,771	4,227
Trading instruments sold but not yet purchased	1,371	1,133	2,562	2,218
Stock borrow	773	1,795	1,396	3,413
Borrowed funds	3,328	1,129	6,093	2,188
Senior notes	19,091	19,009	38,182	38,019
Interest expense of consolidated VIEs	315	537	625	1,066
Other	1,159	912	1,942	2,575
Total interest expense	29,424	26,846	56,433	54,230
Net interest income	132,143	107,567	247,605	212,292
Subtract: provision for loan losses	(9,629)	(3,937)	(23,539)	(13,302)
Net interest income after provision for loan losses	$122,514	$103,630	$224,066	$198,990

(1)	The balances for the three and six months ended March 31, 2016, respectively, are presented net of interest expense associated with affiliate deposits.

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

Index

Stock option awards

Expense and income tax benefits related to our stock options awards granted to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(in thousands)
Total share-based expense	$1,360	$2,571	$5,072	$5,688
Income tax benefit related to share-based expense	—	250	434	626

For the six months ended March 31, 2016, we realized $2 million of cumulative excess tax benefits related to our stock option awards.

During the three months ended March 31, 2016, we granted 13,100 stock options to employees and no stock options were granted to our independent contractor financial advisors. During the six months ended March 31, 2016, we granted 345,823 stock options to employees and 47,000 stock options were granted to our independent contractor financial advisors.

Unrecognized pre-tax expense for stock option awards granted to employees, members of our Board of Directors, and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of March 31, 2016, are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average amortization period
	(in thousands)	(in years)
Employees and members of our Board of Directors	$23,846	3.06
Independent contractor financial advisors	939	3.27

The weighted-average grant-date fair value of stock option awards granted to employees for the three and six months ended March 31, 2016 was $9.95 and $13.97, respectively.

The fair value of each option awarded to our independent contractor financial advisors is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model. The weighted-average fair value for outstanding stock options granted to independent contractor financial advisors as of March 31, 2016 was $11.83.

Restricted stock and restricted stock unit awards

Expense and income tax benefits related to our restricted equity awards (which include restricted stock and restricted stock units) granted to employees, members of our Board of Directors, and independent contractor financial advisors are presented below:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(in thousands)
Total share-based expense	$16,911	$14,189	$34,820	$33,155
Income tax benefit related to share-based expense	6,006	5,038	12,375	11,900

For the six months ended March 31, 2016, we realized $32.8 million of cumulative excess tax benefits related to our restricted equity awards.

During the three and six months ended March 31, 2016, we granted 113,746 and 1,205,180 restricted stock units to employees, respectively. During the three and six months ended March 31, 2016, we granted 24,292 and 24,840 restricted stock units to outside members of our Board of Directors, respectively. We did not grant any restricted stock units to our independent contractor financial advisors during the three and six months ended March 31, 2016.

Index

Unrecognized pre-tax expense for restricted equity awards granted to employees, members of our Board of Directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of March 31, 2016, are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average amortization period
	(in thousands)	(in years)
Employees and members of our Board of Directors	$117,729	3.00
Independent contractor financial advisors	15	0.62

The weighted-average grant-date fair value of restricted stock unit awards granted to employees and outside members of our Board of Directors for the three and six months ended March 31, 2016 were $45.70 and $56.28, respectively.

The fair value of each restricted equity award to our independent contractor financial advisors is computed on the date of grant and periodically revalued at the current stock price.  The fair value for unvested restricted equity awards granted to independent contractor financial advisors as of March 31, 2016 was $47.61 per unit.

NOTE 20 – REGULATORY CAPITAL REQUIREMENTS

RJF, as a financial holding company, RJ Bank, and our broker-dealer subsidiaries are subject to oversight by various regulatory authorities. Capital levels of each entity are monitored to assess the capital positions to ensure compliance with our various regulatory capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial results.

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

RJF and RJ Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined in Basel III, Common equity Tier 1 capital (“CET1”) to risk-weighted assets. RJF and RJ Bank each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies.  Effective January 1, 2016, the minimum CET1, Tier 1 Capital, and Total Capital ratios of RJF and RJ Bank are supplemented by an incremental capital conservation buffer, consisting entirely of capital that qualifies as CET1, that phases in beginning on January 1, 2016 in increments of 0.625% per year until it reaches 2.5% of risk weighted assets on January 1, 2019. The capital conservation buffer is intended to be used to absorb potential losses in times of financial or economic stress. If not maintained, we could be limited in the amount of certain discretionary bonuses that may be paid and the amount of capital that may be distributed, including dividends and common equity repurchases.  As of March 31, 2016, RJF’s and RJ Bank’s capital conservation buffers were 13.9% and 6.0%, respectively. The applicable required capital conservation buffer for each as of March 31, 2016 was 0.625%.

At current capital levels, RJF and RJ Bank are each categorized as “well capitalized.”

For further discussion of regulatory capital requirements applicable to certain of our businesses and subsidiaries, see Note 26 on pages 181 - 183 of our 2015 Form 10-K.

Index

To meet requirements for capital adequacy purposes or to be categorized as “well capitalized,” RJF must maintain minimum Common equity Tier 1, Tier 1 risk-based, Total risk-based, and Tier 1 leverage amounts and ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJF as of March 31, 2016:
Common equity Tier 1 capital	$4,230,105	20.9%	$909,661	4.5%	$1,313,954	6.5%
Tier 1 capital	$4,230,105	20.9%	$1,212,881	6.0%	$1,617,174	8.0%
Total capital	$4,437,111	21.9%	$1,617,174	8.0%	$2,021,468	10.0%
Tier 1 leverage	$4,230,105	15.3%	$1,107,051	4.0%	$1,383,814	5.0%

RJF as of September 30, 2015:
Common equity Tier 1 capital	$4,101,353	22.1%	$834,677	4.5%	$1,205,644	6.5%
Tier 1 capital	$4,101,353	22.1%	$1,112,902	6.0%	$1,483,869	8.0%
Total capital	$4,290,431	23.1%	$1,483,869	8.0%	$1,854,837	10.0%
Tier 1 leverage	$4,101,353	16.1%	$1,018,859	4.0%	$1,273,574	5.0%

The decrease in RJF’s Total capital and Tier 1 capital ratios at March 31, 2016 compared to September 30, 2015 was primarily the result of the significant growth of RJ Bank’s corporate loan portfolio, and the repurchase of our common stock in open market transactions.

To meet the requirements for capital adequacy or to be categorized as “well capitalized,” RJ Bank must maintain Common equity Tier 1, Tier 1 risk-based, Total risk-based, and Tier 1 leverage amounts and ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJ Bank as of March 31, 2016:
Common equity Tier 1 capital	$1,601,813	12.7%	$567,873	4.5%	$820,260	6.5%
Tier 1 capital	$1,601,813	12.7%	$757,163	6.0%	$1,009,551	8.0%
Total capital	$1,760,104	14.0%	$1,009,551	8.0%	$1,261,939	10.0%
Tier 1 leverage	$1,601,813	10.1%	$636,870	4.0%	$796,088	5.0%

RJ Bank as of September 30, 2015:
Common equity Tier 1 capital	$1,525,942	13.0%	$526,577	4.5%	$760,611	6.5%
Tier 1 capital	$1,525,942	13.0%	$702,103	6.0%	$936,137	8.0%
Total capital	$1,672,577	14.3%	$936,137	8.0%	$1,170,171	10.0%
Tier 1 leverage	$1,525,942	10.9%	$558,829	4.0%	$698,536	5.0%

The slight decrease in RJ Bank’s Total and Tier 1 capital ratios at March 31, 2016 compared to September 30, 2015 was primarily due to significant growth in corporate loans.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934.

Index

The net capital position of our wholly owned broker-dealer subsidiary RJ&A is as follows:

	As of
	March 31, 2016	September 30, 2015
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	21.52%	20.85%
Net capital	$383,995	$411,222
Less: required net capital	(35,684)	(39,452)
Excess net capital	$348,311	$371,770

The net capital position of our wholly owned broker-dealer subsidiary RJFS is as follows:

	As of
	March 31, 2016	September 30, 2015
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$24,783	$25,828
Less: required net capital	(250)	(250)
Excess net capital	$24,533	$25,578

The risk adjusted capital of RJ Ltd. is as follows (in Canadian dollars):

	As of
	March 31, 2016	September 30, 2015
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$121,839	$127,097
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$121,589	$126,847

At March 31, 2016, all of our other active regulated domestic and international subsidiaries are in compliance with and met all capital requirements.

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

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of March 31, 2016, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $16.8 million and CDN $5.7 million, respectively. RJ Bank is also subject to foreign exchange risk related to its net investment in a Canadian subsidiary. See Note 13 for information regarding how RJ Bank utilizes net investment hedges to mitigate a significant portion of this risk.

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

RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding are as follows:

March 31, 2016
(in thousands)
Standby letters of credit	$52,662
Open-end consumer lines of credit (primarily SBL)	2,994,399
Commercial lines of credit	1,346,864
Unfunded loan commitments	392,534

Because many of RJ Bank’s lending commitments expire without being funded in whole or part, the contract amounts are not estimates of RJ Bank’s actual future credit exposure or future liquidity requirements. RJ Bank maintains a reserve to provide for potential losses related to the unfunded lending commitments. See Note 8 for further discussion of this reserve for unfunded lending commitments.

NOTE 22 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$125,847	$113,463	$232,176	$239,759
Less allocation of earnings and dividends to participating securities (1)	(313)	(371)	(549)	(823)
Net income attributable to RJF common shareholders	$125,534	$113,092	$231,627	$238,936

Income for diluted earnings per common share:
Net income attributable to RJF	$125,847	$113,463	$232,176	$239,759
Less allocation of earnings and dividends to participating securities (1)	(309)	(364)	(541)	(803)
Net income attributable to RJF common shareholders	$125,538	$113,099	$231,635	$238,956

Common shares:
Average common shares in basic computation	141,472	142,320	142,273	141,813
Dilutive effect of outstanding stock options and certain restricted stock units	2,540	3,730	2,774	4,375
Average common shares used in diluted computation	144,012	146,050	145,047	146,188

Earnings per common share:
Basic	$0.89	$0.79	$1.63	$1.68
Diluted	$0.87	$0.77	$1.60	$1.64
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	3,234	2,062	3,270	2,294

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities.  Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 362 thousand and 472 thousand for the three months ended March 31, 2016 and 2015, respectively. Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 350 thousand and 493 thousand for the six months ended March 31, 2016 and 2015, respectively. Dividends paid to participating securities amounted to $65 thousand and $81 thousand for the three months ended March 31, 2016 and 2015, respectively.  Dividends paid to participating securities amounted to $114 thousand and $159 thousand for the six months ended March 31, 2016 and 2015, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Index

Dividends per common share declared and paid are as follows:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Dividends per common share - declared	$0.20	$0.18	$0.40	$0.36
Dividends per common share - paid	$0.20	$0.18	$0.38	$0.34

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

Information concerning operations in these segments of business is as follows:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Private Client Group	$883,019	$873,634	$1,757,464	$1,722,877
Capital Markets	241,127	238,921	470,774	474,095
Asset Management	96,842	94,022	197,080	193,652
RJ Bank	131,312	105,390	244,038	208,346
Other	9,872	17,806	14,272	27,572
Intersegment eliminations	(21,254)	(17,149)	(41,184)	(34,074)
Total revenues(1)	$1,340,918	$1,312,624	$2,642,444	$2,592,468

Income (loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$83,232	$75,420	$152,372	$168,164
Capital Markets	28,087	20,848	53,255	48,501
Asset Management	31,123	31,095	64,489	70,891
RJ Bank	85,134	71,264	150,999	135,620
Other	(29,458)	(18,307)	(54,659)	(39,948)
Pre-tax income excluding noncontrolling interests	198,118	180,320	366,456	383,228
Add: net loss attributable to noncontrolling interests	(7,914)	(4,687)	(14,077)	(8,946)
Income including noncontrolling interests and before provision for income taxes	$190,204	$175,633	$352,379	$374,282

(1)	No individual client accounted for more than ten percent of total revenues in any of the periods presented.

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(in thousands)
Net interest income (expense):
Private Client Group	$24,572	$21,696	$47,498	$43,759
Capital Markets	2,311	2,034	4,976	4,127
Asset Management	(12)	24	88	91
RJ Bank	121,297	99,857	227,485	196,579
Other	(16,025)	(16,044)	(32,442)	(32,264)
Net interest income	$132,143	$107,567	$247,605	$212,292

Index

The following table presents our total assets on a segment basis:

	March 31, 2016	September 30, 2015
	(in thousands)
Total assets:
Private Client Group(1)	$7,531,421	$6,870,379
Capital Markets(2)	3,013,879	2,780,733
Asset Management	171,216	187,378
RJ Bank	15,012,816	14,191,566
Other	2,023,879	2,449,628
Total	$27,753,211	$26,479,684

(1)	Includes $189 million and $187 million of goodwill at March 31, 2016 and September 30, 2015, respectively.

(2)	Includes $124 million and $121 million of goodwill at March 31, 2016 and September 30, 2015, respectively.

We have operations in the United States, Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(in thousands)
Revenues:
United States	$1,244,610	$1,214,397	$2,449,529	$2,395,705
Canada	62,466	69,581	124,315	137,293
Europe	21,382	21,211	44,915	45,125
Other	12,460	7,435	23,685	14,345
Total	$1,340,918	$1,312,624	$2,642,444	$2,592,468

Pre-tax income (loss) excluding noncontrolling interests:
United States	$191,210	$176,602	$353,069	$378,787
Canada	4,124	5,262	9,194	7,487
Europe	(897)	(1,970)	(1,343)	(3,726)
Other	3,681	426	5,536	680
Total	$198,118	$180,320	$366,456	$383,228

Our total assets, classified by major geographic area in which they are held, are presented below:

	March 31, 2016	September 30, 2015
	(in thousands)
Total assets:
United States (1)	$25,437,969	$24,543,645
Canada(2)	2,235,058	1,814,178
Europe	29,967	36,669
Other	50,217	85,192
Total	$27,753,211	$26,479,684

(1)    Includes $275 million of goodwill at March 31, 2016 and September 30, 2015.

(2)    Includes $38 million and $33 million of goodwill at March 31, 2016 and September 30, 2015, respectively.

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

Quarter ended March 31, 2016 compared with the quarter ended March 31, 2015

We achieved net revenues of $1.31 billion for the quarter, a $26 million, or 2%, increase. Our pre-tax income amounted to $198 million, an increase of $18 million, or 10%. Our net income of $126 million reflects an increase of $12 million, or 11%, and our diluted earnings per share amounted to $0.87, a 13% increase.

After excluding the acquisition-related expenses we have incurred during the current quarter associated with our announced acquisition of Deutsche WM, our adjusted pre-tax income amounted to $204 million,(1) an increase of 13%, and our adjusted net income of $130 million(1) reflects an increase of 14%. Adjusted diluted earnings per share (a non-GAAP measure) amounted to $0.90,(1) a 17% increase.

Net revenues increased in each of our four operating segments, with the RJ Bank segment achieving a record level of quarterly net revenues and pre-tax income. The December 2015 increase in short-term interest rates triggered growth in various aspects of our revenues, most favorably impacting our Private Client Group and RJ Bank segment results. Total client assets under administration were a quarter-end record $513.7 billion at March 31, 2016, a 4% increase over the prior year level. The increase in assets under administration is attributable to strong financial advisor recruiting results and a high level of retention of our existing advisors. Non-interest expenses increased $11 million, or 1%. The increase primarily results from an increase in the bank loan

(1)
“Adjusted pre-tax income,” “adjusted net income,” and “adjusted diluted earnings per share” are each non-GAAP financial measures. Please see the “non-GAAP Reconciliation” in this Item 2, for a reconciliation of our non-GAAP measures to the most directly comparable GAAP measures, and for other important disclosures.

Index

loss provision resulting from loan growth and increases in the provision associated with loans in the energy sector. In addition, other expense increased in part due to a $2 million charge to reserves for legal and regulatory matters, resulting in a $5 million increase in such expenses compared to the prior year period. As a result of heightened management of discretionary expenses during the quarter, we were able to realize a decrease in business development expenses and to moderate the increases in certain other non-interest expense categories.

A summary of the most significant items impacting our financial results as compared to the prior year quarter, are as follows:

•
Our Private Client Group segment generated net revenues of $880 million, a 1% increase, while pre-tax income increased 10% to $83 million.  The increase in revenues is primarily attributable to an increase in account and service fee income, most notably an increase in fees associated with our multi-bank client cash sweep program resulting from both the increase in short-term interest rates, and an increase in client cash balances resulting from clients’ reaction to market volatility and uncertainty during the period. While securities commissions and fee revenues declined slightly, such fees arising from fee-based accounts increased substantially and offset declines in commissions on equity securities and new issue sales credits. Client assets under administration of the Private Client Group increased 3% over the prior year, to $485.6 billion at March 31, 2016. Net inflows of client assets have been positively impacted by successful retention and recruiting of financial advisors. Non-interest expenses approximated the prior year quarter level, resulting in an improvement in the segment’s margin on net revenues to 9.5% from 8.7% in the comparable prior year quarter.

•
The Capital Markets segment generated net revenues of $237 million, a 1% increase, while pre-tax income increased $7 million, or 35%, to $28 million. Pre-tax income benefited from both the revenue increase and, to a larger extent, decreases in nearly all categories of non-interest expenses. Equity underwriting fee revenues decreased $9 million, or 57%, and merger and acquisition and advisory fee revenues decreased $6 million, or 14%, both due to the challenging equity market environment in the current period. Further, the difficult equity market environment in Canada continues to negatively impact the revenues and profitability of this segment. Institutional commissions on fixed income products increased $5 million, or 7%, partially offset by a decrease in institutional commissions on equity products of $3 million, or 5%. Tax credit fund syndication fees increased $7 million, or 88%, reflecting increased volume of partnership interests sold. Finally, fixed income investment banking revenues increased $2 million, or 21%.

•
Our Asset Management segment generated a 3% increase in net revenues to $97 million, while pre-tax income of $31 million approximated the prior year quarter. Non-discretionary asset-based administration fee revenues increased, driven by a 10% increase in assets held in non-discretionary asset-based programs over the prior year level to $100.0 billion as of March 31, 2016. Advisory fee revenues from managed programs approximated the prior year quarter amount as the financial assets under management in managed programs declined slightly from the prior year level, to $73.1 billion as of March 31, 2016.

•
RJ Bank generated a 22% increase in net revenues to a record $125 million, while pre-tax income increased $14 million, or 19%, to $85 million. The increase in pre-tax income resulted primarily from an increase in net interest income, offset by an increase in the provision for loan losses. Net interest income increased due to growth in the average loans outstanding. The net interest margin approximated the prior year period level. The increase in the provision for loan losses as compared to the prior year was primarily due to the charges during the current period resulting from loans outstanding within the energy sector, the impact of the Shared National Credit exam results during the current quarter, and higher corporate loan growth.

•
Activities in our Other segment reflect a pre-tax loss that is $11 million, or 61%, more than the prior year period. Net revenues in the segment decreased $8 million, primarily resulting from lower gains on our private equity investments.

•
Our effective income tax rate for the current period of 36.5% differs from the prior year period rate of 37.1%, due primarily to our projection of an increase in the amount of tax-exempt interest income for fiscal year 2016, as compared to the prior year.

•
During the quarter we repurchased approximately 3.2 million shares of our common stock in open market transactions, for a total purchase price of approximately $144.5 million, reflecting an average per share repurchase price of $45.69 (see Part II, Item 2 in this Form 10-Q, for additional information on these share repurchases).

The volume of possible regulatory changes that impact the businesses in which we operate continues to grow and evolve. On April 8, 2016, the Department of Labor (“DOL”) issued its final regulation expanding the definition of who is deemed an “investment advice fiduciary” under ERISA as a result of giving investment advice to a plan, plan participant or beneficiary, as well as under

Index

the Internal Revenue Code for individual retirement accounts and non-ERISA plans. Refer to Part II, Item 1A Risk Factors in this Form 10-Q for further discussion of the new regulation, its effective dates, and its potential impact on our operations.

Six months ended March 31, 2016 compared with the six months ended March 31, 2015

We achieved net revenues of $2.59 billion, a $48 million, or 2%, increase. Our net income of $232 million reflects a decrease of nearly $8 million, or 3%, and our diluted earnings per share for the current period amount to $1.60, a 2% decrease. The current period earnings per share benefited from our repurchase of common stock in open market transactions which is discussed in the quarterly results above.

After excluding the acquisition-related expenses we have incurred during the current period associated with our announced acquisition of Deutsche WM, our adjusted pre-tax income amounts to $374 million,(1) a decrease of 2%, and our adjusted net income of $237 million(1) reflects a decrease of 1%. Adjusted diluted earnings per share (a non-GAAP measure) amounts to $1.63,(1) nearly equivalent to the $1.64 diluted earnings per share in the prior year period.

Net revenues increased in three of our four operating segments, with the exception being our Capital Markets segment, where unfavorable equity market conditions in the current period have negatively impacted our underwriting and merger and acquisition advisory revenues. Our non-operating Other segment reflects a decline in net revenues as the prior year period experienced higher gains from our private equity investments than the current year. Non-interest expenses have increased $70 million, or 3%. The increase primarily results from: increases in compensation, commissions and benefits due to annual raises and increases in benefits expenses; increases in communications and information processing expenses resulting from our continued investment in our platform; and an increase in the bank loan loss provision resulting from loan growth and increases in the provision associated with loans in the energy sector. In addition, other expense increased in part due to $12 million of additions to reserves relating to legal and regulatory matters.

Our segment results during the six month period were most significantly impacted by the factors described above for the quarter, unless otherwise noted:

•
Our Private Client Group segment generated net revenues of $1.75 billion, a 2% increase, while pre-tax income decreased 9% to $152 million. The increase in revenues is primarily attributable to an increase in account and service fee income, most notably an increase in fees associated with our multi-bank client cash sweep program resulting from both the increase in short-term interest rates, and an increase in client cash balances resulting from clients’ reaction to market volatility and uncertainty during the period. While securities commissions and fee revenues increased modestly, such fees arising from fee-based accounts increased substantially and offset declines in commissions on equity securities and new issue sales credits. Non-interest expenses increased compared to the prior year level, most significantly due to higher administrative expenses to support our continued growth and higher communications and information technology expenses resulting from our continued investments in our platform. The segment’s margin on net revenues decreased to 8.7% from 9.8% in the comparable prior year period.

•
The Capital Markets segment generated revenues of $471 million, a 1% decrease, while pre-tax income increased $5 million, or 10%, to $53 million. Although revenues declined slightly, decreases in nearly all categories of non-interest expenses have resulted in an increase in pre-tax income.

•
Our Asset Management segment generated revenues of $197 million, a 2% increase, while pre-tax income decreased $6 million, or 9%, to $64 million. Non-discretionary asset-based administration fee revenues increased, driven by an increase in assets held in non-discretionary asset-based programs over the prior year level. Advisory fee revenues from managed programs decreased as the balances of financial assets under management in managed programs have declined. Expenses have increased over the prior year period level, due in large part to a prior year reversal of certain incentive compensation expense accruals for associates who left the firm during the prior year, which did not recur in the current year.

•	RJ Bank generated net revenues of $234 million, a 15% increase, while pre-tax income increased $15 million, or 11%, to $151 million.

•	Activities in our Other segment reflect a pre-tax loss that is $15 million, or 37%, more than the prior year period.

(1)
“Adjusted pre-tax income,” “adjusted net income,” and “adjusted diluted earnings per share” are each non-GAAP financial measures. Please see the “non-GAAP Reconciliation” in this Item 2, for a reconciliation of our non-GAAP measures to the most directly comparable GAAP measures, and for other important disclosures.

Index

Segments

We currently operate through the following five business segments: Private Client Group (or “PCG”); Capital Markets; Asset Management; RJ Bank; and Other (which consists of our principal capital and private equity activities as well as certain corporate overhead costs of RJF including the interest cost on our public debt, and the acquisition costs associated with our material acquisitions including, for the current period, non-recurring acquisition costs associated with our pending acquisition of Deutsche WM (see Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information).

The following table presents our consolidated and segment gross revenues, net revenues, and pre-tax income (loss), the latter excluding noncontrolling interests, for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2016	2015	% change	2016	2015	% change
	($ in thousands)
Total company
Revenues	$1,340,918	$1,312,624	2%	$2,642,444	$2,592,468	2%
Net revenues	$1,311,494	$1,285,778	2%	$2,586,011	$2,538,238	2%
Pre-tax income excluding noncontrolling interests	$198,118	$180,320	10%	$366,456	$383,228	(4)%

Private Client Group
Revenues	$883,019	$873,634	1%	$1,757,464	$1,722,877	2%
Net revenues	$880,257	$870,552	1%	$1,752,603	$1,715,767	2%
Pre-tax income	$83,232	$75,420	10%	$152,372	$168,164	(9)%

Capital Markets
Revenues	$241,127	$238,921	1%	$470,774	$474,095	(1)%
Net revenues	$237,153	$235,245	1%	$463,679	$467,047	(1)%
Pre-tax income	$28,087	$20,848	35%	$53,255	$48,501	10%

Asset Management
Revenues	$96,842	$94,022	3%	$197,080	$193,652	2%
Net revenues	$96,824	$94,016	3%	$197,038	$193,640	2%
Pre-tax income	$31,123	$31,095	—	$64,489	$70,891	(9)%

RJ Bank
Revenues	$131,312	$105,390	25%	$244,038	$208,346	17%
Net revenues	$125,260	$102,910	22%	$233,656	$203,428	15%
Pre-tax income	$85,134	$71,264	19%	$150,999	$135,620	11%

Other
Revenues	$9,872	$17,806	(45)%	$14,272	$27,572	(48)%
Net revenues	$(9,629)	$(1,698)	(467)%	$(24,407)	$(11,310)	(116)%
Pre-tax loss	$(29,458)	$(18,307)	(61)%	$(54,659)	$(39,948)	(37)%

Intersegment eliminations
Revenues	$(21,254)	$(17,149)	(24)%	$(41,184)	$(34,074)	(21)%
Net revenues	$(18,371)	$(15,247)	(20)%	$(36,558)	$(30,334)	(21)%

Index

Reconciliation of the GAAP results to the non-GAAP measures

We believe that the non-GAAP measures provide useful information by excluding material items that may not be indicative of our core operating results and that the GAAP and the non-GAAP measures should be considered together. The non-GAAP adjustments include one-time acquisition-related expenses (associated with our acquisition of the US Private Client Services unit of Deutsche WM) net of applicable taxes. There are no non-GAAP adjustments to net income in the three months, or any quarterly period during the six months, ended March 31, 2015. See the footnotes below for further explanation of each non-recurring item.

The following table provides a reconciliation of the GAAP measures to the non-GAAP measures for the periods that include non-GAAP adjustments:

	Three months ended March 31, 2016	Six months ended March 31, 2016
	($ in thousands, except per share amounts)
Net income attributable to RJF - GAAP	$125,847	$232,176

Non-GAAP adjustments:
Acquisition-related expenses (1)	6,015	7,887
Tax effect of non-GAAP adjustment (2)	(2,200)	(2,890)
Non-GAAP adjustments, net of tax	3,815	4,997
Adjusted net income attributable to RJF - Non-GAAP	$129,662	$237,173

Non-GAAP earnings per common share:
Non-GAAP basic	$0.91	$1.66
Non-GAAP diluted	$0.90	$1.63

Average equity - GAAP (3)	$4,641,052	$4,601,378
Average equity - non-GAAP (3) (4)	$4,644,142	$4,603,438

Return on equity for the quarter (annualized)	10.8%	N/A
Return on equity for the quarter - non-GAAP (annualized) (4)	11.2%	N/A

Return on equity - year to date	N/A	10.1%
Return on equity year to date - non-GAAP (5)	N/A	10.3%

Pre-tax income attributable to RJF - GAAP	$198,118	$366,456
Total pre-tax non-GAAP adjustments (as detailed above)	6,015	7,887
Adjusted pre-tax income attributable to RJF non-GAAP	$204,133	$374,343

Pre-tax margin on net revenues - GAAP	15.1%	14.2%
Pre-tax margin on net revenues - non-GAAP (6)	15.6%	14.5%

(1)	The non-GAAP adjustment adds back to pre-tax income acquisition-related expenses associated with the announced acquisition of Deutsche WM incurred during each respective period.

(2)
The non-GAAP adjustment reduces net income for the income tax effect of all the pre-tax non-GAAP adjustments, utilizing the year-to-date effective tax rate in such period to determine the current tax expense.

(3)
For the quarter, computed by adding the total equity attributable to RJF as of the date indicated plus the prior quarter-end total, divided by two. For the year-to-date period, computed by adding the total equity attributable to RJF as of each quarter-end date during the indicated year-to-date period, plus the beginning of the year total, divided by three.

(4)	The calculation of non-GAAP average equity includes the impact on equity of the non-GAAP adjustments described in the table above, as applicable for each respective period.

(5)
Computed by utilizing the adjusted net income attributable to RJF non-GAAP and the average equity non-GAAP, for each respective period. See footnotes (3) and (4) above for the calculation of average equity-non-GAAP.

(6)	Computed by dividing the adjusted pre-tax income attributable to RJF by net revenues (GAAP basis), for each respective period.

Index

Net interest analysis

In December 2015, the Federal Reserve Bank announced an increase in its benchmark short-term interest rate by 25 basis points. Changes in short-term interest rates are likely to have a meaningful impact on our overall financial performance, as we have certain assets and liabilities, primarily held in our PCG and RJ Bank segments, which are subject to changes in interest rates. Given the relationship of our interest sensitive assets to liabilities held in each of these segments, increases in short-term interest rates, including the mid-December 2015 rate increase, should result in an overall increase in our net earnings.  Gradual increases in short-term interest rates would have the most significant favorable impact on our PCG and RJ Bank segments (refer to the table in Item 3 - Interest Rate Risk in this Form 10-Q, which presents an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates using the asset/liability model applied by RJ Bank).

As of the beginning of this fiscal year 2016, and in anticipation of a potential increase in short-term interest rates, our analysis and initial quantification of the potential positive impacts on our results of operations arising from increases in short-term interest rates resulted in our estimate that we expected to generate approximately $150 million to $160 million of incremental annual pre-tax income from the first 100 basis point increase in short-term interest rates. This estimate was based on several assumptions. One of those assumptions is the amount and timing of increases in the earning/deposit rates on our clients’ cash balances, which is dependent on several factors including, but not limited to, the competitive environment. This range continues to be our projected annual impact on pre-tax income from a 100 basis point rise in short-term interest rates, inclusive of the impact we actually realized in the current quarter ended March 31, 2016 from the first 25 basis points of such increase that occurred in December 2015.

We estimate that the December 2015 short-term interest rate increase of 25 basis points has had a favorable impact on pre-tax income in our three months ended March 31, 2016 of an amount approximating $16 million to $20 million (or approximately $64 million to $80 million on an annualized basis). Thus, we project that an additional 75 basis point instantaneous rise in short-term interest rates would result in a further increase in our annual pre-tax income of approximately $80 million over a twelve month period. The realization of such amounts, whether from the continued incremental impact on our results arising from the first 25 basis point increase that occurred in December 2015, or the impact from the next 75 basis point increase, if any, is dependent upon the realization of certain key assumptions in our analysis. Such assumptions include our estimates of the timing and amounts of: earning/deposit rates paid on our clients’ cash balances; client cash balance levels; the level of earning assets; and RJ Bank’s net interest margin.

Approximately 55% of any future increases would be reflected in account and service fee revenues (resulting from an increase in the fees generated in lieu of interest income from our multi-bank sweep program with unaffiliated banks and the discontinuance of money market fund fee waivers) which are reported in the PCG segment, and the remaining portion of the increase would be reflected in net interest income reported primarily in our PCG and RJ Bank segments.

If the Federal Reserve Bank was to reverse its December 2015 action and decrease the benchmark short-term interest rate, the impact on our net interest income would be an unfavorable reversal of the positive impacts described above.

Index

Quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 – Net interest

The following table presents our consolidated average interest-earning asset and liability balances, interest income and expense balances, and the average yield/cost, for the periods indicated:

	Three months ended March 31,
	2016					2015
	Average balance(1)		Interest inc./exp.		Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,744,198		$17,068		3.91%	$1,760,040	$16,237	3.69%
Assets segregated pursuant to regulations and other segregated assets	3,736,169		6,686		0.72%	2,425,236	3,179	0.52%
Bank loans, net of unearned income(2)	14,071,170		123,370		3.54%	12,066,343	100,054	3.35%
Available for sale securities	556,013		1,921		1.38%	542,078	1,284	0.95%
Trading instruments(3)	775,090		5,145		2.66%	799,314	4,925	2.46%
Stock loan	555,528		2,212		1.59%	398,802	3,699	3.71%
Loans to financial advisors(3)	533,696		2,011		1.51%	452,132	1,687	1.49%
Corporate cash and all other(3)	2,720,215		3,154		0.46%	2,744,092	3,348	0.49%
Total	$24,692,079		$161,567		2.62%	$21,188,037	$134,413	2.54%

Interest-bearing liabilities:
Brokerage client liabilities	$4,444,219		$635		0.06%	$3,662,588	$241	0.03%
Bank deposits(2)	12,903,660	(4)	2,752	(4)	0.09%	11,178,417	2,090	0.08%
Trading instruments sold but not yet purchased(3)	327,537		1,371		1.67%	347,127	1,133	1.31%
Stock borrow	66,284		773		4.66%	161,891	1,795	4.44%
Other borrowings	777,106		3,328		1.71%	765,036	1,129	0.59%
Senior notes	1,149,300		19,091		6.64%	1,149,112	19,009	6.62%
Loans payable of consolidated variable interest entities(3)	19,175		315		6.57%	34,639	537	6.20%
Other(3)	235,903		1,159		1.97%	278,336	912	1.31%
Total	$19,923,184		$29,424		0.59%	$17,577,146	$26,846	0.61%
Net interest income			$132,143				$107,567

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

(4)	Net of affiliate deposit balances and interest expense associated with affiliate deposits.

Net interest income increased $25 million, or 23%. Net interest income is earned primarily by our RJ Bank and PCG segments, which are discussed separately below.

The RJ Bank segment’s net interest income increased $21 million, or 21%, resulting from an increase in average loans outstanding.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Net interest income in the PCG segment increased $3 million, or 13%. Average customer cash balances and the related segregated asset balances increased compared to the prior year quarter as many clients reacted to uncertainties in the equity markets during the current quarter by increasing the cash balances in their brokerage accounts. In addition, as a result of the December 2015 Federal Reserve Bank increase in short-term interest rates, the net interest earned on these segregated asset balances also increased. Average client margin interest rates increased compared to the prior year quarter but the favorable impact on net interest was partially offset by a decrease in average balances outstanding.

Index

Interest income earned on the available for sale securities portfolio increased slightly due to increased yields and balances. See Note 7 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our available for sale securities.

Interest expense incurred on our other borrowings increased by $2 million. These borrowings are in large part comprised of RJ Bank’s borrowings from the FHLB and the related interest rate hedges. See Note 12 for additional information regarding all of our borrowings other than our senior notes payable.

Six months ended March 31, 2016 compared with the six months ended March 31, 2015 – Net interest

The following table presents our consolidated average interest-earning asset and liability balances, interest income and expense balances, and the average yield/cost, for the periods indicated:

	Six months ended March 31,
	2016					2015
	Average balance(1)		Interest inc./exp.		Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,795,074		$34,502		3.84%	$1,790,170	$33,513	3.74%
Assets segregated pursuant to regulations and other segregated assets	3,384,722		10,658		0.63%	2,399,853	6,789	0.57%
Bank loans, net of unearned income(2)	13,814,428		230,971		3.36%	11,784,740	196,812	3.34%
Available for sale securities	553,414		3,572		1.29%	550,633	2,596	0.94%
Trading instruments(3)	702,431		9,426		2.68%	709,521	9,425	2.66%
Stock loan	557,295		4,127		1.48%	420,415	7,210	3.43%
Loans to financial advisors(3)	520,356		3,910		1.50%	441,996	3,437	1.56%
Corporate cash and all other(3)	2,814,408		6,872		0.49%	2,862,721	6,740	0.47%
Total	$24,142,128		$304,038		2.52%	$20,960,049	$266,522	2.54%

Interest-bearing liabilities:
Brokerage client liabilities	$4,212,898		$862		0.04%	$3,611,785	$524	0.03%
Bank deposits(2)	12,478,301	(4)	4,771	(4)	0.08%	10,897,986	4,227	0.08%
Trading instruments sold but not yet purchased(3)	296,706		2,562		1.73%	287,446	2,218	1.54%
Stock borrow	81,374		1,396		3.43%	153,277	3,413	4.45%
Other borrowings	760,857		6,093		1.60%	737,056	2,188	0.59%
Senior notes	1,149,277		38,182		6.64%	1,149,089	38,019	6.62%
Loans payable of consolidated variable interest entities(3)	21,421		625		5.84%	37,690	1,066	5.66%
Other(3)	238,178		1,942		1.63%	274,346	2,575	1.88%
Total	$19,239,012		$56,433		0.59%	$17,148,675	$54,230	0.63%
Net interest income			$247,605				$212,292

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

(4)	Net of affiliate deposit balances and interest expense associated with affiliate deposits.

Index

Net interest income increased $35 million, or 17%. Net interest income is earned primarily by our RJ Bank and PCG segments, which are discussed separately below.

The RJ Bank segment’s net interest income increased $31 million, or 16%, resulting from an increase in average loans outstanding offset by a decrease in net interest margin.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Net interest income in the PCG segment increased $4 million, or 9%. Average customer cash balances and the related segregated asset balances increased compared to the prior year as many clients reacted to uncertainties in the equity markets that occurred during portions of the current period by increasing the cash balances in their brokerage accounts. In addition, as a result of the December 2015 Federal Reserve Bank short-term interest rate increase, the net interest earned on these segregated asset balances also increased. Average margin balances outstanding increased slightly as well as the interest rates associated with such balances.

Net interest income arising from our securities lending activities decreased $1 million, or 28%. Revenues associated with hard-to-borrow securities in our Box lending program (this program is described in Item 1, Private Client Group, on page 5 of our 2015 Form 10-K) decreased $3 million, while the expense associated with our stock borrow activities decreased $2 million.

Interest income earned on the available for sale securities portfolio increased $1 million, or 38%, due to increased yields and balances. See Note 7 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our available for sale securities.

Interest expense incurred on our other borrowings increased by nearly $4 million. These borrowings are in large part comprised of RJ Bank’s borrowings from the FHLB and the related interest rate hedges. See Note 12 for additional information regarding all of our borrowings other than our senior notes payable.

Index

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2016	% change	2015	2016	% change	2015
	($ in thousands)
Revenues:
Securities commissions and fees:
Equities	$57,197	(14)%	$66,714	$118,947	(17)%	$143,568
Fixed income products	26,448	46%	18,170	49,551	47%	33,726
Mutual funds	152,072	(16)%	181,539	313,332	(8)%	339,293
Fee-based accounts	386,699	8%	357,571	758,875	7%	705,934
Insurance and annuity products	92,607	8%	86,113	188,276	7%	175,557
New issue sales credits	7,076	(66)%	20,829	17,600	(55)%	39,542
Sub-total securities commissions and fees	722,099	(1)%	730,936	1,446,581	1%	1,437,620
Interest	27,334	10%	24,778	52,359	3%	50,869
Account and service fees:
Client account and service fees	58,364	34%	43,614	106,142	22%	86,826
Mutual fund and annuity service fees	61,272	2%	59,899	123,300	4%	118,801
Client transaction fees	5,734	27%	4,523	10,804	10%	9,833
Correspondent clearing fees	699	28%	545	1,337	11%	1,202
Account and service fees – all other	93	31%	71	166	14%	146
Sub-total account and service fees	126,162	16%	108,652	241,749	12%	216,808
Other	7,424	(20)%	9,268	16,775	(5)%	17,580
Total revenues	883,019	1%	873,634	1,757,464	2%	1,722,877

Interest expense	(2,762)	(10)%	(3,082)	(4,861)	(32)%	(7,110)
Net revenues	880,257	1%	870,552	1,752,603	2%	1,715,767

Non-interest expenses:
Sales commissions	538,584	(2)%	548,028	1,070,509	1%	1,065,019
Admin & incentive compensation and benefit costs	146,742	7%	137,563	290,730	9%	267,558
Communications and information processing	39,798	—	39,836	84,445	15%	73,132
Occupancy and equipment	30,481	(2)%	31,158	61,906	3%	60,007
Business development	23,143	(4)%	24,042	49,313	6%	46,442
Clearance and other	18,277	26%	14,505	43,328	22%	35,445
Total non-interest expenses	797,025	—	795,132	1,600,231	3%	1,547,603
Pre-tax income	$83,232	10%	$75,420	$152,372	(9)%	$168,164

Margin on net revenues	9.5%		8.7%	8.7%		9.8%

For an overview of our PCG segment operations, refer to the information presented in Item 1, Business, on pages 4 - 5 of our 2015 Form 10-K, as well as the description of the key factors impacting our PCG results of operations discussed on pages 43 - 44 of our 2015 Form 10-K.

Index

PCG client asset balances are as follows as of the dates indicated:

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
	(in billions)
Total PCG assets under administration	$485.6	$473.1	$453.3	$475.4	$471.1	$459.1
PCG assets in fee-based accounts	$196.1	$190.0	$179.4	$186.2	$182.1	$173.9

Total PCG assets under administration increased 3% over March 31, 2015, primarily as a result of net client inflows. Total PCG assets in fee-based accounts increased 8% compared to March 31, 2015. Increased client assets under administration typically result in higher fee-based account revenues and mutual fund and annuity service fees. In periods where equity markets improve, assets under administration increase and generally client activity increases, thereby having a favorable impact on financial advisor productivity. Generally, assets under administration, client activity, and financial advisor productivity decline in periods where equity markets reflect downward trends. Higher client cash balances generally lead to increased interest income and account fee revenues, depending upon spreads realized in our client interest program and RJBDP.

The following table presents a summary of PCG financial advisors as of the dates indicated:

	Employees	Independent contractors	March 31, 2016 total	September 30, 2015 total	March 31, 2015 total
RJ&A	2,631	—	2,631	2,571	2,496
Raymond James Financial Services, Inc.	—	3,663	3,663	3,544	3,422
Raymond James Ltd.	156	215	371	383	380
Raymond James Investment Services Limited (“RJIS”)	—	100	100	98	86
Total financial advisors	2,787	3,978	6,765	6,596	6,384

Quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 – Private Client Group

Net revenues increased $10 million, or 1%, to $880 million. Pre-tax income increased $8 million, or 10%, to $83 million. PCG’s pre-tax margin on net revenues increased to 9.5% as compared to the prior year quarter’s 8.7%.

Securities commissions and fees decreased $9 million, or 1%.  Commissions on mutual funds decreased $29 million, or 16%, commissions on equity products decreased $10 million, or 14%, and new issue sales credits declined $14 million, or 66%, all of which reflect the challenging equity market conditions during the current period. Client assets under administration increased to $485.6 billion, an increase of $14.5 billion, or 3%, compared to March 31, 2015. The year over year increase in client assets was driven primarily by positive net inflows generated by a high level of financial advisor retention and successful recruiting results, despite the decline in the equity markets compared to the prior year. Revenues earned on fee-based accounts increased $29 million, or 8%, commissions earned on fixed income products increased $8 million, or 46%, and commission revenues on insurance and annuity products increased $6 million, or 8%. The increase in revenues on fee-based accounts is due to increased client asset balances. Commission earnings on fixed income securities increased as volatility of interest rates during the quarter provided favorable conditions for fixed income products, along with increased activity for such securities as an alternative to equities when equity markets decline. Commission earnings on insurance and annuity products increased primarily due to increases in fixed annuity commissions in part resulting from our acquisition of TPC in July 2015.

Total account and service fees increased $18 million, or 16%. The majority of this increase was due to client account and service fees, which increased $15 million, or 34%, primarily due to an increase in RJBDP fees resulting from increased average balances in the program as well as the December 2015 increase in rates applicable thereto.

Total segment revenues increased 1%. The portion of total segment revenues that we consider to be recurring is approximately 77% at March 31, 2016, an increase from 74% at March 31, 2015.  Recurring commission and fee revenues include asset-based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund and annuity service fees, fees earned on funds in our multi-bank sweep program, and interest. Assets in fee-based accounts as of March 31, 2016 were $196.1 billion, an increase of 8% as compared to the $182.1 billion as of March 31, 2015.

Net interest income in the PCG segment increased $3 million, or 13%. Average customer cash balances and the related segregated asset balances increased compared to the prior year quarter as many clients reacted to uncertainties in the equity markets during the current quarter by increasing the cash balances in their brokerage accounts. In addition, as a result of the December 2015 Federal Reserve Bank increase in short-term interest rates, the net interest earned on these segregated asset balances also

Index

increased. Average client margin interest rates increased compared to the prior year quarter but the favorable impact on net interest was partially offset by a decrease in average balances outstanding.

Non-interest expenses increased slightly, reflecting a $2 million net increase.  Administrative and incentive compensation and benefits expense increased $9 million, or 7%, resulting in part from annual increases in salary expenses, increases in employee benefit plan costs and additional staffing levels, primarily in PCG operations and information technology functions, to support our continued growth. Clearance and other expense increased $4 million, or 26%, primarily resulting from an increase in other expense related to certain reserves for legal and regulatory matters of approximately $2 million. Offsetting the increases, sales commission expense decreased $9 million, or 2%, resulting from the 1% decrease in commission and fee revenues, and business development expense decreased $1 million, or 4%, due to decreased conference and other travel-related expense reflecting heightened management of discretionary expenditures.

Six months ended March 31, 2016 compared with the six months ended March 31, 2015 – Private Client Group

Net revenues increased $37 million, or 2%, to $1.75 billion. Pre-tax income decreased $16 million, or 9%, to $152 million. PCG’s pre-tax margin on net revenues decreased to 8.7% as compared to the prior year’s 9.8%.

Securities commissions and fees increased $9 million, or 1%.  The increased commission and fee revenues were driven in large part from the increase in client assets under administration which is described in the discussion of the quarterly results above. The most significant increases in these revenues arose from revenues earned on fee-based accounts, which increased $53 million, or 7%, commissions earned on fixed income products which increased $16 million, or 47%, and commission revenues on insurance and annuity products which increased $13 million, or 7%. Offsetting the increases, commissions on mutual funds decreased $26 million, or 8%, commissions on equity products decreased $25 million, or 17%, and new issue sales credits declined $22 million, or 55%, reflecting the challenging equity market conditions during the current year.

Total account and service fees increased $25 million, or 12%. Client account and service fees increased $19 million, or 22%, primarily due to an increase in RJBDP fees resulting from increased average balances in the program as well as a December 2015 increase in rates applicable thereto. Mutual fund and annuity service fees increased $4 million, or 4%, primarily as a result of an increase in education and marketing support (“EMS”) fees and mutual fund omnibus fees, which are paid to us by the mutual fund companies whose products we distribute.  The increase in EMS fees is primarily due to increased fees pursuant to schedules in existing contracts, new contracts for certain existing fund families, and new fund families joining the program. Omnibus fees are generally based on the number of positions held in our client portfolios. Increases in such revenues are a result of increases in the number of positions invested in existing fund families on the omnibus platform as well as new fund families joining the omnibus program.

Net interest income in the PCG segment increased $4 million, or 9%. Average customer cash balances and the related segregated asset balances increased compared to the prior year as many clients reacted to uncertainties in the equity markets that occurred during portions of the current period by increasing the cash balances in their brokerage accounts. In addition, as a result of the December 2015 Federal Reserve Bank short-term interest rate increase, the net interest earned on these segregated asset balances also increased. Average client margin balances outstanding increased slightly as well as the interest rates associated with such balances.

Non-interest expenses increased $53 million, or 3%.   Administrative and incentive compensation and benefits expense increased $23 million, or 9%, resulting in part from annual increases in salary expenses, increases in employee benefit plan costs and additional staffing levels, primarily in PCG operations and information technology functions, to support our continuing growth. Communications and information processing expense increased $11 million, or 15%, due to increases in software consulting and other information technology expenses. Clearance and other expense increased $8 million, or 22%, primarily resulting from an increase in other expense related to certain reserves for legal and regulatory matters of approximately $12 million in the current year, a $7 million increase compared to the prior year period. Sales commission expense increased $5 million, or 1%, resulting from the 1% increase in commission and fee revenues.  Business development expense increased $3 million, or 6%, primarily due to increased incoming account transfer fees and other recruiting-related expenses.

Index

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2016	% change	2015	2016	% change	2015
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$56,938	(5)%	$59,913	$116,328	(11)%	$130,127
Fixed income	80,208	7%	75,066	151,841	9%	139,010
Sub-total institutional sales commissions	137,146	2%	134,979	268,169	—	269,137
Equity underwriting fees	6,743	(57)%	15,651	16,365	(52)%	33,816
Merger & acquisition and advisory fees	35,218	(14)%	41,086	66,008	(25)%	88,497
Fixed income investment banking	11,084	21%	9,135	19,683	12%	17,510
Tax credit funds syndication fees	15,564	88%	8,260	23,953	102%	11,850
Investment advisory fees	6,777	20%	5,659	14,701	19%	12,383
Net trading profit	13,218	(16)%	15,665	34,008	44%	23,653
Interest	6,285	10%	5,710	12,071	8%	11,175
Other	9,092	228%	2,776	15,816	160%	6,074
Total revenues	241,127	1%	238,921	470,774	(1)%	474,095
Interest expense	(3,974)	8%	(3,676)	(7,095)	1%	(7,048)
Net revenues	237,153	1%	235,245	463,679	(1)%	467,047

Non-interest expenses:
Sales commissions	50,737	(4)%	52,917	100,306	(4)%	103,956
Admin & incentive compensation and benefit costs	102,581	(1)%	103,347	198,857	(2)%	202,802
Communications and information processing	18,119	(1)%	18,385	35,505	—	35,476
Occupancy and equipment	8,538	1%	8,447	16,913	1%	16,807
Business development	9,665	(9)%	10,592	20,521	(7)%	21,986
Losses and non-interest expenses of real estate partnerships held by consolidated VIEs	9,400	(15)%	11,080	18,426	(4)%	19,106
Clearance and all other	19,075	(9)%	20,941	37,132	(4)%	38,583
Total non-interest expenses	218,115	(3)%	225,709	427,660	(3)%	438,716
Income before taxes and including noncontrolling interests	19,038	100%	9,536	36,019	27%	28,331
Noncontrolling interests	(9,049)		(11,312)	(17,236)		(20,170)
Pre-tax income excluding noncontrolling interests	$28,087	35%	$20,848	$53,255	10%	$48,501
For an overview of our Capital Markets segment operations, refer to the information presented in Item 1, Business, on pages 6 - 7 of our 2015 Form 10-K, as well as the description of the key factors impacting our Capital Markets segment results of operations discussed on pages 47 - 48 of our 2015 Form 10-K.

Quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 – Capital Markets

Net revenues increased $2 million, or 1%, to $237 million. Pre-tax income increased $7 million, or 35%, to $28 million.

Commission revenues increased $2 million, or 2%. Institutional fixed income commissions increased $5 million, or 7%, benefiting from increased volatility in interest rates during the quarter. Offsetting this increase, institutional equity sales

Index

commissions decreased $3 million, or 5%, resulting from sluggish equity market conditions and global economic uncertainty during the current period.

Equity underwriting fees decreased $9 million, or 57%, with $8 million of the decrease occurring in our domestic operations and $1 million arising from our Canadian operations. The number of both lead-managed and co-managed underwritings in both our domestic and Canadian operations decreased during the current period compared to the prior year quarter as a result of the unfavorable equity market environment. The revenues from our Canadian operations decreased compared to the prior period as market conditions in Canada continued to be subdued as a result of the on-going challenges in the energy and natural resource sectors of the Canadian economy arising in part from low commodity prices. However, activity levels in our Canadian operations began to show indications of improvement late in the current quarter.

Merger and acquisition and advisory fees decreased $6 million, or 14%, largely resulting from an industry-wide slowdown in activity level during the current period.

We experienced solid performance in our public finance underwritings in the current period, which impact both our securities commissions and fees revenues and our investment banking revenues. The combined revenues resulting from these public finance business activities increased by $2 million, or 11%.

Tax credit fund syndication fee revenues increased $7 million, or 88%, due to a 66% increase in the volume of tax credit fund partnership interests sold during the current period and the current period recognition of $4 million in revenues that were associated with partnership interests sold in prior years which had been deferred in those years. Current year recognition of these previously deferred revenues result from the favorable resolution of certain conditions associated with the partnership interests which, once favorably resolved, result in the recognition of previously deferred revenues. As of March 31, 2016, approximately $11 million of previously deferred revenues remain to be recognized in future revenues, whenever such conditions for revenue recognition are fully satisfied.

Our net trading profit decreased $2 million, or 16%. Trading profits generated in our fixed income operations decreased approximately $3 million, however both the current and comparable prior year period reflect solid results. Within our equity capital markets operations, the prior year period included a $2 million loss on the final disposition of an equity position held in our Canadian subsidiary that did not recur in the current period.

Other revenues increased $6 million, or 228%, primarily as a result of foreign exchange gains associated with certain of our Latin American joint ventures.

Non-interest expenses decreased $8 million, or 3%.  The losses and non-interest expenses of real estate partnerships held by consolidated VIEs decreased $2 million, or 15%. Since the majority of these losses are attributable to others, the offsetting noncontrolling interests discussed in the following paragraph reflects a similar decrease. Our business development expenses decreased $1 million, or 9%, reflecting the outcome of heightened expense management during the period.

Noncontrolling interests is primarily comprised of the net pre-tax impact (which are net losses) from the consolidation of certain low-income housing tax credit funds, with noncontrolling interests reflecting the portion of such losses that we do not own.  Additionally, noncontrolling interests includes the net pre-tax impact associated with the results of operations of certain joint ventures in Argentina and Uruguay. Total segment expenses attributable to others decreased by $2 million as compared to the prior year as a result of a decrease in losses and non-interest expenses associated with the consolidated low-income housing tax credit funds.

Six months ended March 31, 2016 compared with the six months ended March 31, 2015 – Capital Markets

Net revenues decreased $3 million, or 1%, to $464 million. Pre-tax income increased $5 million, or 10%, to $53 million.

Commission revenues approximate the prior period level. Institutional fixed income commissions increased $13 million, or 9%, benefiting from increased activity during the current period in anticipation of the December 2015 Federal Reserve Bank action to increase short-term interest rates, and the interest rate volatility in the markets thereafter. Offsetting this increase, institutional equity sales commissions decreased $14 million, or 11%, resulting primarily from decreased equity underwriting activities during the current period.

Merger and acquisition and advisory fees decreased $22 million, or 25%, and underwriting revenues decreased by $17 million, or 52%. The late September 2015 decline in the equity markets, coupled with market uncertainty in advance of the December 2015 Federal Reserve Bank announcement and their related commentary on interest rates, combined to result in a less than favorable

Index

market environment for equity activities. In the current year we experienced relatively low volume in both our merger and acquisition advisory and underwriting activities. While merger and acquisition and advisory fees are a volatile revenue source in general, the number of merger and acquisition transactions in the six months ended March 31, 2016, and especially in the first three months of the current year, was low due to the uncertainty in the market. The number of both lead-managed and co-managed underwritings in both our domestic and Canadian operations decreased during the current period compared to the prior year period as a result of the unfavorable equity market environment.

We have experienced solid performance in our public finance underwritings in the current year, which impact both our securities commissions and fees revenues and our investment banking revenues. The combined revenues resulting from these public finance business activities increased by $1 million, or 4%.

Tax credit fund syndication fee revenues increased $12 million, or 102%, due to a 41% increase in the volume of tax credit fund partnership interests sold during the current period and the current period recognition of $4 million in revenues that were associated with partnership interests sold in prior years which had been deferred in those years. Current year recognition of these previously deferred revenues result from the favorable resolution of certain conditions associated with the partnership interests which, once favorably resolved, result in the recognition of previously deferred revenues.

Our net trading profit increased $10 million, or 44%. Trading profits generated in our fixed income operations increased approximately $7 million, reflecting solid results in most product categories. Within our equity capital markets operations, the prior year period included a $5 million realized loss on two equity positions held in our Canadian subsidiary that did not recur in the current period.

Other revenues increased $10 million, or 160%. The most significant component of the increase is attributable to foreign exchange gains associated with certain of our Latin American joint ventures, which increased $5 million in the current period.

Non-interest expenses decreased $11 million, or 3%.  Administrative and incentive compensation and benefit expense decreased $4 million, or 2%, and commission expenses decreased $4 million, or 4%, both are which are attributable to the declines in revenues as compared to the prior year period. Our business development expenses decreased $1 million, or 7%, reflecting the outcome of heightened expense management, especially prevalent during the most recent quarter.

Noncontrolling interests is primarily comprised of the net pre-tax impact (which are net losses) from the consolidation of certain low-income housing tax credit funds, with noncontrolling interests reflecting the portion of such losses that we do not own.  Additionally, noncontrolling interests includes the net pre-tax impact associated with the results of operations of certain joint ventures in Argentina and Uruguay. Total segment expenses attributable to others decreased by $3 million as compared to the prior year as a result of decreases in the amount of losses and non-interest expenses of real estate partnerships held by VIEs and to a lesser extent, improved net operating results associated with our Latin America joint ventures.

Index

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2016	% change	2015	2016	% change	2015
	($ in thousands)
Revenues:
Investment advisory and related administrative fees:
Managed programs	$64,759	—	$64,613	$133,272	(2)%	$135,511
Non-discretionary asset-based administration	18,177	13%	16,040	35,736	12%	31,800
Sub-total investment advisory and related administrative fees	82,936	3%	80,653	169,008	1%	167,311
Other	13,906	4%	13,369	28,072	7%	26,341
Total revenues	96,842	3%	94,022	197,080	2%	193,652

Expenses:
Admin & incentive compensation and benefit costs	27,372	7%	25,507	54,988	15%	47,963
Communications and information processing	6,868	5%	6,516	13,527	8%	12,573
Occupancy and equipment	1,107	(3)%	1,143	2,235	(1)%	2,256
Business development	2,593	11%	2,335	5,322	14%	4,688
Investment sub-advisory fees	13,453	(1)%	13,577	27,191	2%	26,701
Other	13,578	5%	12,956	27,609	7%	25,776
Total expenses	64,971	5%	62,034	130,872	9%	119,957
Income before taxes and including noncontrolling interests	31,871	—	31,988	66,208	(10)%	73,695
Noncontrolling interests	748		893	1,719		2,804
Pre-tax income excluding noncontrolling interests	$31,123	—	$31,095	$64,489	(9)%	$70,891

For an overview of our Asset Management segment operations, refer to the information presented in Item 1, Business, on page 8 of our 2015 Form 10-K, as well as the description of the key factors impacting our Asset Management segment results of operations discussed on page 50 of our 2015 Form 10-K.

Managed Programs

As of March 31, 2016, approximately 80% of investment advisory fees recorded in this segment are earned from assets held in managed programs.  Of these revenues, approximately 60% of our investment advisory fees recorded in each quarter are determined based on balances at the beginning of a quarter, approximately 25% are based on balances at the end of the quarter and the remaining 15% are computed based on average assets throughout the quarter.

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

Index

The following table reflects fee-billable financial assets under management in managed programs at the dates indicated:

	March 31, 2016	December 31, 2015	September 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(in millions)
Financial assets under management:
Eagle Asset Management, Inc.	$25,767	$26,220	$25,692	$29,010	$28,234	$28,752
Raymond James Consulting Services	15,064	14,201	13,484	13,957	13,511	13,085
Unified Managed Accounts (“UMA”)	9,378	9,070	8,613	8,861	8,171	7,587
Cougar Global Investments Limited	138	134	136	—	—	—
Freedom accounts & other managed programs	22,772	22,214	21,168	21,669	20,721	19,944
Sub-total financial assets under management	73,119	71,839	69,093	73,497	70,637	69,368
Less: Assets managed for affiliated entities	(4,316)	(4,024)	(3,916)	(4,127)	(3,925)	(4,811)
Total financial assets under management	$68,803	$67,815	$65,177	$69,370	$66,712	$64,557

The following table summarizes the activity impacting the total financial assets under management in managed programs (including activity in assets managed for affiliated entities) for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2016	2015		2016	2015
	(in millions)
Financial assets under management at beginning of period	$71,839	$70,637		$69,093	$69,368
Net inflows of client assets	980	1,405	(1)	1,718	1,856	(1)
Net market appreciation in asset values	300	1,455	(1)	2,308	3,325	(1)
Other	—	—		—	(1,052)	(2)
Financial assets under management at end of period	$73,119	$73,497		$73,119	$73,497

(1)
Revised from the amounts reported in the prior year periods in order to present on a basis consistent with the current period. In the prior year periods, the presentation of net inflows only included the asset flows associated with new clients, and cancellations associated with existing clients, to certain programs.

(2)
During the prior year, certain assets that were previously included in Eagle Asset Management, Inc. programs were transferred into non-discretionary asset-based programs. The assets balances in non-discretionary asset-based programs are discussed below.

Non-discretionary asset-based programs

As of March 31, 2016, approximately 20% of investment advisory fee revenues recorded in this segment are earned for administrative services on assets held in certain non-discretionary asset-based programs. These assets totaled $100.0 billion, $96.4 billion, $91.0 billion, and $90.8 billion as of March 31, 2016, December 31, 2015, September 30, 2015 and March 31, 2015, respectively. All administrative fees associated with these programs are determined based on balances at the beginning of the quarter, and are reflected within “non-discretionary asset-based administration” revenues in this segment’s results of operations.

Quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 – Asset Management

Revenues increased $3 million, or 3%, to $97 million. Pre-tax income of $31 million approximates the amount earned in the prior year quarter.

Total investment advisory and related administrative fee revenues increased by $2 million, or 3%, almost entirely due to non-discretionary asset-based administration activities which increased $2 million, or 13%, resulting from the 10% increase in assets held by such programs over the prior year level. The increase in non-discretionary assets includes those arising from the Cougar acquisition. Advisory fee revenues arising from managed programs approximated the prior year quarter amount. A $1 million

Index

increase in performance fees, which are earned by managed funds for exceeding certain performance targets, offset a decrease resulting from the decline in assets under management compared to the prior year.

Other income increased $1 million, or 4%, primarily resulting from Raymond James Trust, N. A. (“RJ Trust”) which generated an increase in trust fee income arising from their 9% increase in trust assets from the prior year level to $3.88 billion as of March 31, 2016.

Expenses increased by approximately $3 million, or 5%, primarily resulting from a $2 million, or 7%, increase in administrative and incentive compensation expenses, and a $1 million, or 5% increase in other expense. The increase in administrative and incentive compensation expenses results primarily from annual salary increases, increases in personnel to support the growth of the business as well as from the recently acquired Cougar operations, and increases in certain employee benefit plan costs. The increase in other expense is primarily the result of an increase in platform and omnibus fee expense incurred by the Eagle funds.

Noncontrolling interests includes the impact of the consolidation of certain subsidiary investment advisors and other subsidiaries. The portion of net income attributable to noncontrolling interests approximates the prior year quarter.

Six months ended March 31, 2016 compared with the six months ended March 31, 2015 – Asset Management

Revenues increased $3 million, or 2%, to $197 million. Pre-tax income decreased $6 million, or 9%, to $64 million.

Total investment advisory and related administrative fee revenues increased by $2 million, or 1%. Revenues from non-discretionary asset-based administration activities increased $4 million, or 12%, primarily resulting from the 10% increase in assets held by such programs, which includes those arising from the Cougar acquisition, over the prior year level. Offsetting this increase, advisory fee revenues from managed programs decreased by approximately $2 million, or 2%, primarily resulting from a decline in financial assets under management of $567 million, or nearly 1%, compared to the prior year level as Eagle lost a few large institutional accounts and, to a lesser extent, lower performance fees.

Other income increased $2 million, or 7%, primarily resulting from RJ Trust which generated an increase in trust fee income arising from their 9% increase in trust assets from the prior year level.

Expenses increased by approximately $11 million, or 9%, primarily resulting from a $7 million, or 15%, increase in administrative and incentive compensation expenses, and a $2 million, or 7% increase in other expense. The increase in administrative and incentive compensation expenses results primarily from the factors mentioned in the quarterly discussion above and, in addition, the prior year incentive compensation expense included a reversal of certain incentive compensation expense accruals for associates who left the firm during the prior year; such a reversal did not recur in the current year. The increase in other expense is primarily the result of an increase in platform and omnibus fee expense incurred by the Eagle funds as well as certain incremental costs associated with Cougar including amortization of intangible assets arising from the acquisition.

Noncontrolling interests includes the impact of the consolidation of certain subsidiary investment advisors and other subsidiaries. The portion of net income attributable to noncontrolling interests decreased $1 million compared to the prior year period as a result of the reduction in the amount of performance fee revenues earned in the current period that are attributable to others.

Index

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2016	% change	2015	2016	% change	2015
	($ in thousands)
Revenues:
Interest income	$127,349	24%	$102,337	$237,867	18%	$201,497
Interest expense	(6,052)	144%	(2,480)	(10,382)	111%	(4,918)
Net interest income	121,297	21%	99,857	227,485	16%	196,579
Other income	3,963	30%	3,053	6,171	(10)%	6,849
Net revenues	125,260	22%	102,910	233,656	15%	203,428

Non-interest expenses:
Compensation and benefits	7,299	4%	7,026	14,191	7%	13,307
Communications and information processing	1,738	35%	1,289	3,538	43%	2,473
Occupancy and equipment	285	(5)%	301	582	(7)	623
Loan loss provision	9,629	145%	3,937	23,539	77%	13,302
FDIC insurance premiums	3,472	23%	2,824	7,053	23%	5,723
Affiliate deposit account servicing fees	9,862	19%	8,281	19,902	20%	16,597
Other	7,841	(2)%	7,988	13,852	(12)%	15,783
Total non-interest expenses	40,126	27%	31,646	82,657	22%	67,808
Pre-tax income	$85,134	19%	$71,264	$150,999	11%	$135,620

For an overview of our RJ Bank segment operations, refer to the information presented in Item 1, Business, on page 9 of our 2015 Form 10-K, as well as the description of the key factors impacting our RJ Bank segment results of operations discussed on page 53 of our 2015 Form 10-K.

Index

The tables below present certain credit quality trends for loans held by RJ Bank:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(in thousands)
Net loan (charge-offs)/recoveries:
C&I loans	$(1,427)	$536	$(1,694)	$298
Residential mortgage loans	(109)	(411)	(166)	(61)
SBL	20	6	21	14
Total	$(1,516)	$131	$(1,839)	$251

	March 31, 2016	September 30, 2015
	(in thousands)
Allowance for loan losses:
Loans held for investment:
C&I loans	$137,299	$117,623
CRE construction loans	2,553	2,707
CRE loans	32,668	30,486
Tax-exempt loans	7,034	5,949
Residential mortgage loans	11,254	12,526
SBL	3,412	2,966
Total	$194,220	$172,257

Nonperforming assets:
Nonperforming loans:
C&I loans	$11,391	$—
CRE loans	4,497	4,796
Residential mortgage loans:
Residential first mortgage	43,365	47,504
Home equity loans/lines	172	319
Total nonperforming loans	59,425	52,619
Other real estate owned:
Residential:
Residential first mortgage	4,409	4,631
Home equity	49	—
Total other real estate owned	4,458	4,631
Total nonperforming assets	$63,883	$57,250
Total nonperforming assets, net as a % of RJ Bank total assets	0.40%	0.39%

Total loans:
Loans held for sale, net(1)	$172,222	$119,519
Loans held for investment:
C&I loans	7,283,214	6,928,018
CRE construction loans	145,905	162,356
CRE loans	2,448,268	2,054,154
Tax-exempt loans	610,274	484,537
Residential mortgage loans	2,217,584	1,962,614
SBL	1,704,675	1,481,504
Net unearned income and deferred expenses	(39,441)	(32,424)
Total loans held for investment(1)	14,370,479	13,040,759
Total loans(1)	$14,542,701	$13,160,278

(1)	Net of unearned income and deferred expenses.

Index

The following table presents RJ Bank’s allowance for loan losses by loan category:

	March 31, 2016		September 30, 2015
	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable
	($ in thousands)
Loans held for sale	$—	1%	$—	1%
C&I loans	115,196	43%	98,447	44%
CRE construction loans	2,520	1%	2,148	1%
CRE loans	27,306	14%	24,064	13%
Tax-exempt loans	7,034	4%	5,949	4%
Residential mortgage loans	11,247	15%	12,513	15%
SBL	3,408	12%	2,962	11%
Foreign loans	27,509	10%	26,174	11%
Total	$194,220	100%	$172,257	100%

Information on foreign assets held by RJ Bank:

Changes in the allowance for loan losses with respect to loans RJ Bank has made to borrowers who are not domiciled in the U.S. are as follows:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(in thousands)
Allowance for loan losses attributable to foreign loans, beginning of period:	$22,058	$21,065	$26,174	$19,891
Provision for loan losses - foreign loans	4,803	1,006	1,072	2,472
Net charge-offs - foreign loans	—	—	—	—
Foreign currency translation adjustment	648	(827)	263	(1,119)
Allowance for loan losses attributable to foreign loans, end of period	$27,509	$21,244	$27,509	$21,244

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

	Deposits with other banks	C&I loans	CRE loans	Residential mortgage loans	SBL	Total cross-border outstandings (1)
	(in thousands)
March 31, 2016

Canada	$2,916	$429,755	$183,447	$548	$320	$616,986

September 30, 2015

Canada	$122,810	$456,602	$178,230	$557	$328	$758,527

(1)	Excludes any hedged, non-U.S. currency amounts.

Index

Quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 – RJ Bank

Revenues increased $26 million, or 25%, to $131 million. Pre-tax income increased $14 million, or 19%, to $85 million.

The increase in pre-tax income was primarily attributable to a $22 million, or 22%, increase in net revenues, offset by an increase of $6 million, or 145%, in the provision for loan losses, and a $3 million, or 10%, increase in non-interest expenses (excluding provision for loan losses). The increase in net revenues was attributable to a $21 million increase in net interest income and a $1 million increase in other income.

The $21 million increase in net interest income was the result of a $2.8 billion increase in average interest-earning banking assets. The increase in average interest-earning banking assets was driven by a $2 billion increase in average loans, which was comprised of a $1.4 billion, or 15%, increase in average corporate loans, a $473 million, or 40%, increase in average SBL balances, and a $136 million, or 7%, increase in average residential mortgage loans. The net interest margin at 3.09% was relatively unchanged compared to the same quarter last year as an increase in the average interest-earning banking assets yield was offset by an increase in total cost of funds. The increase in the yield of the average interest-earning banking assets to 3.24% from 3.16% was the result of an increase in the loan portfolio yield to 3.54% from 3.35% due to the impact of rising short-term interest rates during the current period and higher corporate loan fee income. The total cost of funds increased to 0.17% from 0.09% due to an increase in deposit and borrowing costs, which includes additional expense from our interest rate hedging activities.

Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $2.5 billion to $14.3 billion.

The increase in the provision for loan losses as compared to the prior year was primarily due to the charges during the current period resulting from loans outstanding within the energy sector, the impact of Shared National Credits (“SNC”) exam results during the current quarter, and higher corporate loan growth. See further discussion of the SNC exam results in Item 3 - Credit Risk of this Form 10-Q. In contrast, the provision for loan losses also reflects improved credit characteristics such as the continued decline in residential mortgage loan delinquencies and nonperforming loans.
Non-interest expenses (excluding provision for loan losses) increased $3 million as compared to the prior year quarter. A significant portion of this increase was attributable to increased banking activities, which included a $1.6 million increase in affiliate deposit account servicing fees corresponding to the increase in deposit balances, a $600 thousand increase in FDIC insurance premiums, and a $600 thousand increase in SBL affiliate fees. Other increases in non-interest expense included a $400 thousand increase in communications and information processing expense, a $300 thousand increase in compensation and benefits, and a $200 thousand increase in foreclosure expenses. These increases in non-interest expenses were partially offset by a $1.6 million decrease in expense related to the reserve for unfunded lending commitments.

Index

The following table presents average balance, interest income and expense, the related interest yields and rates, and interest spreads for RJ Bank for the periods indicated:

	Three months ended March 31,
	2016			2015
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income (1)
Loans held for sale - all domestic	$156,874	$1,180	3.18%	$115,091	$671	2.36%
Loans held for investment:
Domestic:
C&I loans	6,148,708	60,911	3.93%	5,744,902	51,765	3.60%
CRE construction loans	152,642	2,132	5.52%	83,442	853	4.09%
CRE loans	1,833,965	14,823	3.20%	1,438,888	10,613	2.95%
Tax-exempt loans (2)	590,032	4,058	4.23%	253,702	1,871	4.54%
Residential mortgage loans	2,109,933	15,493	2.91%	1,973,743	14,209	2.88%
SBL	1,664,752	12,581	2.99%	1,191,228	8,187	2.75%
Foreign:
C&I loans	993,307	8,729	3.48%	1,034,536	9,760	3.77%
CRE construction loans	18,217	451	9.80%	19,259	208	4.33%
CRE loans	398,566	2,978	2.96%	206,722	1,878	3.63%
Residential mortgage loans	2,263	16	2.88%	2,875	22	2.62%
SBL	1,911	18	3.76%	1,955	17	3.45%
Total loans, net	14,071,170	123,370	3.54%	12,066,343	100,054	3.35%
Agency MBS	356,507	1,252	1.40%	247,587	571	0.92%
Non-agency CMOs	70,386	451	2.56%	94,699	572	2.41%
Cash	1,160,665	1,421	0.49%	562,620	289	0.21%
FHLB stock, Federal Reserve Bank of Atlanta (“FRB”) stock, and other	180,799	855	1.90%	95,878	851	3.60%
Total interest-earning banking assets	15,839,527	$127,349	3.24%	13,067,127	$102,337	3.16%
Non-interest-earning banking assets:
Allowance for loan losses	(188,168)			(157,154)
Unrealized loss on available for sale securities	(4,082)			(4,444)
Other assets	271,956			343,642
Total non-interest-earning banking assets	79,706			182,044
Total banking assets	$15,919,233			$13,249,171
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$357,428	$1,406	1.58%	$347,200	$1,459	1.70%
Money market, savings, and NOW accounts	13,230,714	2,008	0.06%	10,831,217	631	0.02%
FHLB advances and other	668,724	2,638	1.56%	613,202	390	0.25%
Total interest-bearing banking liabilities	14,256,866	$6,052	0.17%	11,791,619	$2,480	0.09%
Non-interest-bearing banking liabilities	75,218			41,558
Total banking liabilities	14,332,084			11,833,177
Total banking shareholders’ equity	1,587,149			1,415,994
Total banking liabilities and shareholders’ equity	$15,919,233			$13,249,171
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,582,661	$121,297		$1,275,508	$99,857
Bank net interest:
Spread			3.07%			3.07%
Margin (net yield on interest-earning banking assets)			3.09%			3.09%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			111.10%			110.82%
Annualized return on average:
Total banking assets			1.43%			1.45%
Total banking shareholders’ equity			14.36%			13.52%
Average equity to average total banking assets			9.97%			10.69%
The text of the footnotes in the above table are on the following page.

Index

Explanation of the footnotes to the table on the preceding page:

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended March 31, 2016 and 2015 was $11 million and $7 million, respectively.

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
	2016 compared to 2015
	Increase (decrease) due to
	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale - all domestic	$244	$265	$509
Loans held for investment:
Domestic:
C&I loans	3,639	5,507	9,146
CRE construction loans	708	571	1,279
CRE loans	2,914	1,296	4,210
Tax-exempt loans	2,480	(293)	2,187
Residential mortgage loans	981	303	1,284
SBL	3,254	1,140	4,394
Foreign:
C&I loans	(389)	(642)	(1,031)
CRE construction loans	(11)	254	243
CRE loans	1,743	(643)	1,100
Residential mortgage loans	(5)	(1)	(6)
SBL	—	1	1
Agency MBS	251	430	681
Non-agency CMOs	(147)	26	(121)
Cash	307	825	1,132
FHLB stock, FRB stock, and other	754	(750)	4
Total interest-earning banking assets	16,723	8,289	25,012

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	42	(95)	(53)
Money market, savings and NOW accounts	140	1,237	1,377
FHLB advances and other	35	2,213	2,248
Total interest-bearing banking liabilities	217	3,355	3,572
Change in net interest income	$16,506	$4,934	$21,440

Index

Six months ended March 31, 2016 compared with the six months ended March 31, 2015 – RJ Bank

Revenues increased $36 million, or 17%, to $244 million. Pre-tax income increased $15 million, or 11%, to $151 million.

The increase in pre-tax income was primarily attributable to a $30 million, or 15%, increase in net revenues, offset by an increase of $10 million, or 77%, in the provision for loan losses, and a $5 million, or 8%, increase in non-interest expenses (excluding provision for loan losses). The increase in net revenues was attributable to a $31 million increase in net interest income offset by a $1 million decrease in other income.

The $31 million increase in net interest income was the result of a $2.4 billion increase in average interest-earning banking assets partially offset by a small decline in net interest margin. The increase in average interest-earning banking assets was driven by a $2 billion increase in average loans, which was comprised of a $1.3 billion, or 16%, increase in average corporate loans, a $471 million, or 41%, increase in average SBL balances, and a $190 million, or 10%, increase in average residential mortgage loans. The net interest margin decreased to 3.00% from 3.06% due to an increase in total cost of funds to 0.15% from 0.09% primarily resulting from an increase in deposit and borrowing costs, which includes additional expense from our interest rate hedging activities. The average interest-earning banking assets yield at 3.14% was flat compared to the prior year.

Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $2.1 billion to $13.7 billion.

The increase in the provision for loan losses as compared to the prior year was primarily due to the charges during the current year resulting from loans outstanding within the energy sector, the impact of SNC exam results during the current quarter as well as higher corporate loan growth. See further discussion of the SNC exam results in Item 3 - Credit Risk of this Form 10-Q. In contrast, the provision for loan losses also reflects improved credit characteristics such as the continued decline in residential mortgage loan delinquencies and nonperforming loans.
Non-interest expenses (excluding provision for loan losses) increased $5 million as compared to the prior year quarter. A significant portion of this increase was attributable to increased banking activities, which included a $3.3 million increase in affiliate deposit account servicing fees corresponding to the increase in deposit balances, a $1.3 million increase in FDIC insurance premiums, and a $1.2 million increase in SBL affiliate fees. Other increases in non-interest expense included a $1.1 million increase in communications and information processing expense, a $900 thousand increase in losses related to RJ Bank’s investments in low-income housing tax credit fund projects, a $900 thousand increase in compensation and benefits, and a $200 thousand increase in business development expenses resulting from higher consulting costs. These increases in non-interest expenses were partially offset by a $5.2 million decrease in expense related to the reserve for unfunded lending commitments.

Index

The following table presents average balance, interest income and expense, the related interest yields and rates, and interest spreads for RJ Bank for the periods indicated:

	Six months ended March 31,
	2016			2015
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income (1)
Loans held for sale - all domestic	$160,949	$2,342	3.10%	$108,902	$1,349	2.48%
Loans held for investment:
Domestic:
C&I loans	6,114,480	113,840	3.67%	5,649,554	101,639	3.57%
CRE construction loans	140,620	3,554	4.97%	86,658	1,809	4.13%
CRE loans	1,803,603	26,304	2.87%	1,436,091	21,119	2.91%
Tax-exempt loans (2)	553,124	7,492	4.17%	195,624	2,987	4.70%
Residential mortgage loans	2,074,801	30,462	2.89%	1,884,878	26,990	2.83%
SBL	1,608,855	23,816	2.91%	1,137,784	15,754	2.74%
Foreign:
C&I loans	964,806	17,026	3.47%	1,041,034	20,476	3.89%
CRE construction loans	29,917	777	5.11%	17,864	428	4.73%
CRE loans	359,149	5,290	2.90%	221,803	4,187	3.73%
Residential mortgage loans	2,207	32	2.88%	2,550	39	3.01%
SBL	1,917	36	3.73%	1,998	35	3.48%
Total loans, net	13,814,428	230,971	3.36%	11,784,740	196,812	3.34%
Agency MBS	348,393	2,347	1.35%	254,603	1,160	0.91%
Non-agency CMOs	72,477	915	2.52%	96,094	1,148	2.39%
Cash	834,268	1,757	0.42%	579,684	609	0.21%
FHLB stock, FRB stock, and other	159,085	1,877	2.35%	100,296	1,768	3.53%
Total interest-earning banking assets	15,228,651	$237,867	3.14%	12,815,417	$201,497	3.14%
Non-interest-earning banking assets:
Allowance for loan losses	(180,484)			(153,891)
Unrealized loss on available for sale securities	(3,993)			(5,096)
Other assets	262,796			327,894
Total non-interest-earning banking assets	78,319			168,907
Total banking assets	$15,306,970			$12,984,324
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$358,511	$2,854	1.59%	$346,337	$2,983	1.73%
Money market, savings, and NOW accounts	12,603,622	2,759	0.04%	10,551,649	1,244	0.02%
FHLB advances and other	706,087	4,769	1.33%	664,113	691	0.21%
Total interest-bearing banking liabilities	13,668,220	$10,382	0.15%	11,562,099	$4,918	0.09%
Non-interest-bearing banking liabilities	72,415			46,416
Total banking liabilities	13,740,635			11,608,515
Total banking shareholders’ equity	1,566,335			1,375,809
Total banking liabilities and shareholders’ equity	$15,306,970			$12,984,324
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,560,431	$227,485		$1,253,318	$196,579
Bank net interest:
Spread			2.99%			3.05%
Margin (net yield on interest-earning banking assets)			3.00%			3.06%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			111.42%			110.84%
Annualized return on average:
Total banking assets			1.32%			1.38%
Total banking shareholders’ equity			12.89%			13.04%
Average equity to average total banking assets			10.23%			10.60%
The text of the footnotes in the above table are on the following page.

Index

Explanation of the footnotes to the table on the preceding page:

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the six months ended March 31, 2016 and 2015 was $15 million for both periods, respectively.

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
	2016 compared to 2015
	Increase (decrease) due to
	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale - all domestic	$645	$348	$993
Loans held for investment:
Domestic:
C&I loans	8,364	3,837	12,201
CRE construction loans	1,126	619	1,745
CRE loans	5,405	(220)	5,185
Tax-exempt loans	5,458	(953)	4,505
Residential mortgage loans	2,720	752	3,472
SBL	6,523	1,539	8,062
Foreign:
C&I loans	(1,499)	(1,951)	(3,450)
CRE construction loans	288	61	349
CRE loans	2,593	(1,490)	1,103
Residential mortgage loans	(6)	(1)	(7)
SBL	(1)	2	1
Agency MBS	427	760	1,187
Non-agency CMOs	(282)	49	(233)
Cash	268	880	1,148
FHLB stock, FRB stock, and other	1,036	(927)	109
Total interest-earning banking assets	33,065	3,305	36,370

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	104	(233)	(129)
Money market, savings and NOW accounts	242	1,273	1,515
FHLB advances and other	44	4,034	4,078
Total interest-bearing banking liabilities	390	5,074	5,464
Change in net interest income	$32,675	$(1,769)	$30,906

Index

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2016	% change	2015	2016	% change	2015
	($ in thousands)
Revenues:
Interest income	$3,476	—	$3,460	$6,237	(6)%	$6,618
Investment advisory fees	89	(70)%	292	594	1%	586
Other	6,307	(55)%	14,054	7,441	(63)%	20,368
Total revenues	9,872	(45)%	17,806	14,272	(48)%	27,572

Interest expense	(19,501)	—	(19,504)	(38,679)	(1)%	(38,882)
Net revenues	(9,629)	(467)%	(1,698)	(24,407)	(116)%	(11,310)

Non-interest expenses:
Compensation and other	13,426	23%	10,878	20,925	3%	20,218
Acquisition-related expenses	6,015	100%	—	7,887	100%	—
Total non-interest expenses	19,441	79	10,878	28,812	43%	20,218
Loss before taxes and including noncontrolling interests	(29,070)	(131)%	(12,576)	(53,219)	(69)%	(31,528)
Noncontrolling interests	388		5,731	1,440		8,420
Pre-tax loss excluding noncontrolling interests	$(29,458)	(61)%	$(18,307)	$(54,659)	(37)%	$(39,948)

This segment includes our principal capital and private equity activities as well as certain corporate overhead costs of RJF including the interest cost on our public debt, and the acquisition costs associated with our material acquisitions including, for the current period, non-recurring acquisition costs associated with our pending acquisition of Deutsche WM (see Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information).

Quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 – Other

The pre-tax loss generated by this segment increased by approximately $11 million, or 61%.

Net revenues in this segment decreased $8 million, most of which is comprised of a decrease in our other revenues of $8 million, or 55%. Other revenues include gains (both realized and unrealized) on our private equity portfolio, which decreased $13 million compared to the prior year period. This decrease in other revenues was offset by a $5 million increase resulting from net changes in foreign currency translation gains/losses in the respective periods. The current period includes a $2 million foreign currency exchange gain, primarily resulting from the translation of certain balances denominated in Canadian currency. The prior year period included a $3 million foreign currency exchange loss associated with such balances.

The acquisition-related expenses (including legal and travel-related expense) in the current period pertain to certain incremental expenses incurred in connection with the future acquisition of Deutsche WM. See Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the components of these expenses.

The portion of revenue attributable to noncontrolling interests decreased $5 million, as the decrease in gains generated in our private equity portfolio results in lower amounts of such gains that are attributable to others.

Six months ended March 31, 2016 compared with the six months ended March 31, 2015 – Other

The pre-tax loss generated by this segment increased by approximately $15 million, or 37%.

Net revenues in this segment decreased $13 million, or 116%, most of which is comprised of a decrease in our other revenues of $13 million, or 63%. Other revenues include gains (both realized and unrealized) on our private equity portfolio, which decreased $17 million compared to the prior year period. This decrease in other revenues was offset by a $5 million increase resulting from

Index

net changes in foreign currency translation gains/losses in the respective periods. The current period includes a $1 million foreign currency exchange gain primarily resulting from the translation of certain balances denominated in Canadian currency. The prior year period included a $4 million foreign currency exchange loss associated with such balances.

The acquisition-related expenses (including legal and travel-related expense) in the current period pertain to certain incremental expenses incurred in the current period in connection with the future acquisition of Deutsche WM. See Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the components of these expenses.

The portion of revenue attributable to noncontrolling interests decreased $7 million, as the decrease in gains generated in our private equity portfolio result in lower amounts of such gains that are attributable to others.

Certain statistical disclosures by bank holding companies

As a financial holding company, we are required to provide certain statistical disclosures by bank holding companies pursuant to the Securities and Exchange Commission’s Industry Guide 3.  Certain of those disclosures are as follows for the periods indicated:

	For the three months ended March 31,		For the six months ended March 31,
	2016	2015	2016	2015

RJF return on assets (1)	1.8%	1.8%	1.7%	2.0%
RJF return on equity (2)	10.8%	10.5%	10.1%	11.3%
Equity to assets (3)	17.9%	18.7%	17.8%	18.8%
Dividend payout ratio(4)	23.0%	23.4%	25.0%	22.0%

(1)
Computed as net income attributable to RJF for the period indicated, divided by average assets (the sum of total assets at the beginning and end of the period, divided by two) the product of which is then annualized.

(2)
Computed by utilizing the net income attributable to RJF for the period indicated, divided by the average equity attributable to RJF (for the quarter, computed by adding the total equity attributable to RJF as of the date indicated plus the prior quarter-end total, divided by two and for the year-to-date period, computed by adding the total equity attributable to RJF as of each quarter-end date during the indicated year-to-date period, plus the beginning of the year total, divided by three). The result is then annualized.

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

Cash used in operating activities during the six months ended March 31, 2016 was $68 million. Cash generated by successful operating results over the period resulted in a $339 million increase in cash.  Significant changes in various other asset and liability balances which impact cash include: a $633 million increase in brokerage client payables as many clients have reacted to

Index

uncertainties in the equity markets during by increasing the cash balances in their brokerage accounts, which also results in an increase in assets segregated pursuant to regulations described below; and an increase in stock loaned, net of stock borrowed, of $133 million, which result in increases in cash. Offsetting these activities, decreases in cash resulted from the following activities: a $709 million increase in assets segregated pursuant to regulations and other segregated assets, primarily resulting from the increase in client cash balances previously described, resulted in a use of cash; we used $169 million in operating cash as the accrued compensation, commissions and benefits decreased, primarily resulting from the annual payment of certain incentive awards; a $142 million decrease in brokerage client receivables and other accounts receivable; in support of our strong recruiting results we used $71 million in cash to fund loans provided to financial advisors, net of repayments; and purchases and originations of loans held for sale, net of proceeds from sales and securitizations, resulted in a $63 million decrease in operating cash. All other components of operating activities combined to net a $19 million use of cash.

Investing activities resulted in the use of $1.60 billion of cash during the six months ended March 31, 2016.  The primary investing activity was the use of $1.43 billion in cash to fund an increase in bank loans.  We used $61 million to fund other investments. We used $43 million to fund additional available for sale investments held at RJ Bank, net of proceeds from maturations and repayments within the portfolio. We used $58 million to fund equipment investments, predominately investments in information systems. All other components of investing activities combined to net a $16 million use of cash.

Financing activities provided $561 million of cash during the six months ended March 31, 2016.  Increases in cash resulted from: increases in RJ Bank deposit balances provided $810 million; proceeds from the exercise of stock options and employee stock purchases provided $31 million; proceeds from FHLB borrowings resulted in $25 million. Partially offsetting the increases, decreases in cash resulted from: a decrease in our short-term borrowings of $115 million; our repurchase of RJF shares used $159 million, including $144.5 million used for repurchases pursuant to a share repurchase authorization (see Part II - Item 2 in this Form 10-Q, for additional information on our share repurchases); the payment of dividends to our shareholders used $56 million. All other components of financing activities combined to net a $25 million source of cash.

The effect of currency exchange rates on our cash balances has resulted in an $11 million decrease in our U. S. dollar denominated cash balance during the six months ended March 31, 2016. This effect is primarily attributable to cash balances we have that are denominated in Canadian currency. While the Canadian dollar to U.S. dollar exchange rate increased 3.5% since September 30, 2015, which has a favorable impact on this measure, the amount of our cash balance denominated in Canadian currency has also increased, the effect of which more than offsets the favorable impact of the change in exchange rates.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities, should provide adequate funds for continuing operations at current levels of activity.

Sources of Liquidity

Approximately $929 million of our total March 31, 2016 cash and cash equivalents (most of which resides in a deposit account at RJ Bank) was available to us without restrictions. The cash and cash equivalents held were as follows:

Cash and cash equivalents:	March 31, 2016
	(in thousands)
RJF	$964,291	(1) (2)
RJ&A	175,650	(2)
RJ Bank	754,224	(3)
RJ Ltd.	247,733
RJFS	112,447
RJFSA	54,225
Other subsidiaries	100,811
Less: Consolidating eliminations	(929,595)	(1)
Total cash and cash equivalents	$1,479,786

(1)	RJF maintains a depository account at RJ Bank which has a balance of $930 million as of March 31, 2016, which is eliminated in consolidation.

(2)
RJF has loaned $162 million to RJ&A as of March 31, 2016 (such amount is included in the RJ&A cash balance presented in this table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

(3)
RJ Bank’s cash balance as of March 31, 2016 is less than RJF’s deposit balance (see footnote (1) to the this table above). Were RJF to have demanded its entire cash balance from RJ Bank on such date, RJ Bank would have had to take one or more of several available actions to generate the additional cash required to fund such a request.

Index

In addition to the cash balances described above, we have other various potential sources of liquidity which are described as follows.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A and RJ Bank.

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from client transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At March 31, 2016, RJ&A significantly exceeded both the minimum regulatory and its financing covenants net capital requirements. At that date, RJ&A had excess net capital of approximately $348 million, of which approximately $116 million is available for dividend while still maintaining the internally-imposed minimum net capital ratio of 15% of aggregate debit items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without Financial Industry Regulatory Authority (“FINRA”) approval.

RJ Bank may pay dividends to the parent company without the prior approval of its regulator as long as the cumulative dividends do not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted capital to risk-weighted assets ratios. At March 31, 2016, RJ Bank had approximately $183 million of capital in excess of the amount it would need at March 31, 2016 to maintain its targeted total capital to risk-weighted assets ratio of 12.5%.

Although we have liquidity available to us from our other subsidiaries, the available amounts are not as significant as the amounts described above, and in certain instances may be subject to regulatory requirements.

Borrowings and Financing Arrangements

The following table presents our financing arrangements with third party lenders that we generally utilize to finance a portion of our fixed income securities trading instruments held, and the outstanding balances related thereto, as of March 31, 2016:

	As of March 31, 2016
	RJ&A(3)	RJ Ltd.		RJF	Total	Total number of counterparties
	($ in thousands)
Financing arrangement:
Committed secured (1)	$300,000	$—		$—	$300,000	3
Committed unsecured	—	—		300,000	300,000	1
Uncommitted secured(1)(2)	2,400,000	34,800	(4)	—	2,434,800	10
Uncommitted unsecured(1)(2)	375,000	—		50,000	425,000	7
Total financing arrangements	$3,075,000	$34,800		$350,000	$3,459,800	21

Outstanding borrowing amount:
Committed secured (1)	$—	$—		$—	$—
Committed unsecured	—	—		—	—
Uncommitted secured(1)(2)	182,678	—		—	182,678
Uncommitted unsecured(1)(2)	—	—		—	—
Total outstanding borrowing amount	$182,678	$—		$—	$182,678

(1)	Our ability to borrow is dependent upon compliance with the conditions in the various committed loan agreements and collateral eligibility requirements.

(2)	Lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

(3)	We generally utilize the RJ&A facilities to finance a portion of our fixed income securities trading instruments.

(4)
This financing arrangement is primarily denominated in Canadian currency, amounts presented in the table have been converted to U.S. dollars at the currency exchange rate in effect as of March 31, 2016.

The committed financing arrangements are in the form of either tri-party repurchase agreements or secured lines of credit.  The uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit.

Index

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $10 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. Borrowings outstanding on these lines of credit as of March 31, 2016 amounted to approximately $200 thousand.

RJ Bank had $575 million in FHLB borrowings outstanding at March 31, 2016, comprised of two floating-rate advances totaling $550 million and a $25 million fixed-rate advance, all of which are secured by a blanket lien on RJ Bank’s residential loan portfolio (see Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these borrowings). RJ Bank has an additional $1 billion in immediate credit available from the FHLB as of March 31, 2016 and total available credit of 30% of total assets, with the pledge of additional collateral to the FHLB.

RJ Bank is eligible to participate in the Board of Governors of the Federal Reserve System (the “Fed”) discount-window program; however, RJ Bank does not view borrowings from the Fed as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and would be secured by pledged C&I loans.
From time to time we purchase short-term securities under agreements to resell (“Reverse Repurchase Agreements”) and sell securities under agreements to repurchase (“Repurchase Agreements”).  We account for each of these types of transactions as collateralized financings with the outstanding balances on the Repurchase Agreements included in securities sold under agreements to repurchase. At March 31, 2016, collateralized financings outstanding in the amount of $191 million are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. Of this total, outstanding balances on the uncommitted Repurchase Agreements (which are reflected in the table of domestic financing arrangements above) were $183 million as of March 31, 2016.  Such financings are generally collateralized by non-customer, RJ&A owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 140% of the amount financed.

The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period end balances for Repurchase Agreements and Reverse Repurchase Agreements of RJF are as follows:

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended:	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
	(in thousands)
March 31, 2016	$268,150	$266,761	$190,679	$419,112	$471,925	$428,864
December 31, 2015	270,586	247,730	245,554	423,059	415,346	405,507
September 30, 2015	280,934	332,536	332,536	432,131	498,871	474,144
June 30, 2015	233,451	255,870	251,769	425,342	445,591	416,516
March 31, 2015	253,328	351,168	277,383	446,965	537,919	469,503

At March 31, 2016, in addition to the financing arrangements described above, we had $36 million outstanding on a mortgage loan for our St. Petersburg, Florida home-office complex, that we include in other borrowings on our Condensed Consolidated Statements of Financial Condition.

At March 31, 2016, we have senior notes payable of $1.15 billion. The balance is comprised of $350 million outstanding on our 6.90% senior notes due 2042, $249 million outstanding on our 5.625% senior notes due 2024, $300 million outstanding on our 8.60% senior notes due August 2019, and $250 million outstanding on our 4.25% senior notes due April 2016 (subsequently repaid upon maturity on April 15, 2016).

Index

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

Other sources of liquidity

We own life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. The policies which we could readily borrow against have a cash surrender value of approximately $291 million as of March 31, 2016 and we are able to borrow up to 90%, or $262 million of the March 31, 2016 total, without restriction.  To effect any such borrowing, the underlying investments would be converted to money-market investments. Thus, a portion of any such borrowings could require us to take market risks as a component of our cost associated with the borrowing. There are no borrowings outstanding against any of these policies as of March 31, 2016.

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

Index

Impact on our liquidity from the scheduled maturity of senior notes payable

One of our senior note issuances, the 4.25% senior notes with an aggregate principal amount of $250 million, matured in April 2016 and was repaid in full from our existing liquidity.

Potential impact on our liquidity from an acquisition of Deutsche WM

On December 3, 2015, we entered into a definitive asset purchase agreement to acquire the U.S. Private Client Services unit of Deutsche Bank Wealth Management (see Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information). We expect the closing date of this purchase transaction to occur during the fourth quarter of this fiscal year. The total investment associated with this transaction will depend upon how many of the current Deutsche WM financial advisors join us on the closing date, and is subject to further adjustment depending on financial advisor retention through periods as late as March 2017. Based upon the number of Deutsche WM financial advisors as of December 3, 2015, our total investment including retention incentives provided directly to financial advisors would approximate $420 million. At the present time, we have the ability to utilize our cash on-hand as of the closing date to fund the purchase obligation and retention incentives.

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

Total assets of $27.8 billion at March 31, 2016 are approximately $1.27 billion, or 5% greater than our total assets as of September 30, 2015. Net bank loans receivable increased $1.36 billion primarily due to the growth of RJ Bank’s corporate loan portfolio during the current period. Additionally, assets segregated pursuant to federal regulations (for the benefit of our clients) increased $709 million, corresponding with an increase in our brokerage client payable balances discussed in the following paragraph. Our inventories of trading instruments increased $109 million in support of increased activity levels in fixed income securities, which represents the largest component of our inventory balances. Offsetting the increases in assets, our cash and cash equivalents balance decreased $1.12 billion, refer to the discussion of the components of this decrease in the “Liquidity and Capital Resources” section within this Item 2.

As of March 31, 2016, our liabilities of $22.9 billion were $1.18 billion, or 5% more than our liabilities as of September 30, 2015. The increase in liabilities at March 31, 2016 compared to September 30, 2015 is primarily due to a $810 million increase in bank deposit liabilities as RJ Bank retained a higher portion of RJBDP balances to in part, fund a portion of their net loan growth. Payables to broker-dealers and clearing organizations have increased $412 million, primarily resulting from our Canadian operations where an institutional client placed large trades, approximating $260 million, which settled in April. Brokerage client payable balances increased $360 million, reflecting an increase in client cash balances as many clients have reacted to uncertainties in the equity markets since September 30, 2015 by increasing the cash balances in their brokerage accounts. Stock loaned balances have increased $132 million providing a financing source other than borrowings on lines of credit. Offsetting these increases, accrued compensation, commissions and benefits decreased by $169 million, primarily resulting from the annual payment of certain incentive compensation. Trade and other accounts payable have decreased $165 million. Other borrowings decreased by $92 million, and securities sold under agreements to repurchase decreased $142 million, both of these are indicative of decreases in our short-term borrowings outstanding.

Contractual obligations

As of March 31, 2016 and since September 30, 2015, there have been no material changes in our contractual obligations presented on page 68 of our 2015 Form 10-K, other than in the ordinary course of business. See Note 16 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, for additional information regarding certain commitments as of March 31, 2016.

Regulatory

The following discussion should be read in conjunction with the description of the regulatory framework applicable to the financial services industry and relevant to us as described in the Regulation section of Item 1 on pages 10 - 14 of our 2015 Form 10-K, and the Regulatory section on pages 69 - 70 of our 2015 Form 10-K.

Index

In July 2013, the Office of the Comptroller of the Currency (“OCC”), the Fed, and the FDIC released final United States Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Act. The rule became effective for RJF on January 1, 2015, subject to a phase-in period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and certain regulatory capital adjustments and deductions. Effective January 1, 2016, new rules governing a capital conservation buffer became effective for both RJF and RJ Bank. See Note 20 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding RJF and RJ Bank regulatory capital levels and ratios, including information regarding the capital conservation buffer.

Under the provisions of the legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), Congress adopted the “Volcker Rule,” which generally prohibits, subject to exceptions, insured depository institutions, bank holding companies and their affiliates (together, “Banking Entities”) from engaging in “proprietary trading” or acquiring or retaining an ownership interest in a hedge fund or private equity fund (“covered funds”). In December 2013, the Commodity Futures Trading Commission (the “CFTC”), the OCC, the Fed, the FDIC, and the SEC adopted a final version of the Volcker Rule. Certain elements of the final rule provide for phasing-in over time. However, based upon our latest analysis and understandings of these regulations, we do not anticipate that the Volcker Rule will have a material impact on our results of operations.

We currently maintain a number of private equity investments, some of which meet the definition of “covered funds” and therefore are subject to certain limitations under the covered funds provisions of the Volcker Rule. The amount of future investments of this nature that we may make may be limited in order to maintain compliance levels specified by the Volcker Rule. Further, subsequent interpretations of what constitutes “covered funds” under the Volcker Rule may adversely impact our operations. The extension of the conformance deadline provides us additional time to realize the value of many of our investments in their due course and assess what we expect to remain in our portfolio at the conformance deadline in the context of the new regulations and execute appropriate strategies to be in conformance with the Volcker Rule at such time.

Other than the preceding paragraphs, there are no additional updates to any of the other applicable aspects of the Dodd-Frank Act, which are described on pages 11 - 13 of our 2015 Form 10-K.

On April 8, 2016, the DOL issued its final regulation expanding the definition of who is deemed an “investment advice fiduciary” under ERISA as a result of giving investment advice to a plan, plan participant or beneficiary, as well as under the Internal Revenue Code for individual retirement accounts (“IRAs”) and non-ERISA plans (collectively, “qualified plans”). Refer to Part II, Item 1A Risk Factors in this Form 10-Q for further discussion of the new regulation, its effective dates, and its potential impact on our operations.

RJ&A, RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of regulatory requirements as of March 31, 2016.

RJ Ltd. is subject to the Minimum Capital Rule (Dealer Member Rule No. 17 of the Investment Industry Regulatory Organization of Canada (“IIROC”)). See the discussion in Note 26 on page 183 of our 2015 Form 10-K where these rules are described. RJ Ltd. is not, and has not been, in Early Warning Level 1 or Level 2 as of or during the six months ended March 31, 2016.

RJF and RJ Bank are subject to various regulatory and capital requirements. RJF and RJ Bank met the requirements to be categorized as “well capitalized” as of March 31, 2016. One of RJ Bank’s U.S. subsidiaries is an agreement corporation and is subject to regulation by the Fed. As of March 31, 2016, this RJ Bank subsidiary met the capital adequacy guideline requirements.

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

Index

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

As of March 31, 2016, 8.2% of our total assets and 3.2% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $350 million as of March 31, 2016 and represent 15.4% of our assets measured at fair value. Our private equity investments comprise $204 million, or 58%, and our ARS positions comprise $128 million, or 37%, of the Level 3 assets as of March 31, 2016, respectively.  Level 3 assets represent 7% of total equity as of March 31, 2016.

Financial instruments which are liabilities categorized as Level 3 amount to less than $100 thousand as of March 31, 2016 and represent less than 1% of liabilities measured at fair value.

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

We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  We have elected December 31 as our annual goodwill impairment evaluation date. During the quarter ended March 31, 2016 we performed a qualitative impairment assessment for certain of our reporting units and a quantitative impairment assessment for our two RJ Ltd. reporting units operating in Canada.

For each reporting unit that we performed qualitative assessments, we determined whether it is more likely than not that the carrying value of such reporting unit, including the recorded goodwill, is in excess of the fair value of the reporting unit. In any instance in which we are unable to qualitatively conclude that it is more likely than not that the fair value of the reporting unit exceeds the reporting unit carrying value including goodwill, a quantitative analysis of the fair value of the reporting unit would be performed. Based upon the outcome of our qualitative assessments, we determined that no quantitative analysis of the fair value of any of the reporting units we elected to qualitatively analyze for impairment as of December 31, 2015 was required, and we concluded that none of the goodwill allocated to any of those reporting units as of December 31, 2015 was impaired. No events have occurred since December 31, 2015 that would cause us to update this impairment testing.

In the RJ Ltd. reporting unit testing, we elected to perform quantitative assessments for the two reporting units within RJ Ltd. that include an allocation of goodwill. Although GAAP provides the option to perform a qualitative analysis which may result in a conclusion that no quantitative analysis of the reporting unit equity value is required, for this years annual goodwill testing of our two RJ Ltd. reporting units, we elected to perform a quantitative analysis. In these analyses, we make significant assumptions and estimates about the extent and timing of future cash flows and discount rates, as well as utilize data from peer group companies to assess the equity value of each RJ Ltd. reporting unit. Based upon the outcome of our quantitative assessments, we concluded there was no impairment of goodwill. The fair value of the equity of the RJ Ltd. PCG reporting unit was substantially in excess of its book carrying value, which includes goodwill. However, primarily as a result of the unfavorable impacts of the prolonged commodity recession in Canada on our business, most specifically impacting the natural resources sector of that economy, the fair

Index

value of the equity of the RJ Ltd. ECM reporting unit is not substantially in excess of its book carrying value, which includes goodwill. The RJ Ltd. ECM reporting unit goodwill balance was $16.9 million as of December 31, 2015, and we estimate that the excess of the fair value of the reporting unit over its carrying value including goodwill approximates 10%. Should the equity market conditions in Canada fail to improve, or we otherwise fail to perform as we have projected, an impairment charge of some portion, or perhaps all, of such goodwill could occur. Refer to Note 10 in our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of the valuation methodologies and a summary of the key assumptions we applied in determining the fair value of our two RJ Ltd. reporting units.

No events have occurred since December 31, 2015 that would cause us to update this impairment testing.

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

At March 31, 2016, the amortized cost of all RJ Bank loans was $14.5 billion and an allowance for loan losses of $194 million was recorded against that balance. The total allowance for loan losses is equal to 1.35% of the amortized cost of the loan portfolio.

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

The provision for loan losses in the current year includes a provision resulting from an increase in the qualitative reserve related to loans in the energy sector.

Income taxes

For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see the income taxes section of Item 7 on pages 75 - 76 of our 2015 Form 10-K.

Legal matter and regulatory proceeding liabilities

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

The determination of recorded liability amounts related to legal matters and regulatory proceedings requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client’s account; the basis and validity of the claim; the possibility of wrongdoing on the part of one of our employees or financial advisors; previous results in similar cases; and legal precedents and case law. Each legal proceeding or significant regulatory matter is reviewed with counsel in each accounting period and the liability balance is adjusted as deemed appropriate by management. Any change in the liability amount is recorded in the consolidated financial statements and is recognized as either a charge, or a credit, to net income in that period. The actual costs of resolving legal matters or regulatory proceedings may be substantially higher or lower than the recorded liability amount for such matters. We expense our cost of defense related to such matters in the period they are incurred.

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

In May 2014, the FASB issued new guidance regarding revenue recognition. In August 2015, the FASB amended this new guidance by deferring the initial required implementation date by one year. The new guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The FASB is expected to amend the guidance as the work of various industry implementation working groups identify implementation issues and FASB provides clarifying guidance in response to such feedback. In March 2016, the FASB issued such a clarifying amendment regarding certain principal versus agent considerations. This new revenue recognition guidance, including clarifications, is first effective for our financial report covering the quarter ending December 31, 2018, early adoption is permitted in certain circumstances. Upon adoption, we may use either a full retrospective or a modified retrospective approach with respect to presentation of comparable periods prior to the effective date, we are still evaluating which transition approach to use. We are continuing our evaluation of the impact the adoption of this new guidance will have on our financial position and results of operations.

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

In August 2014, the FASB issued amended guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance: (1) provides for a definition of substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of managements plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This new guidance is first effective for our interim financial report covering the quarter ending after December 31, 2016, with early adoption permitted. The adoption of this guidance is not anticipated to have any impact on our consolidated financial statements or related disclosures.

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

In May 2015, the FASB issued guidance governing disclosures for entities who elect to measure the fair value of certain investments in certain entities using the net asset value per share (or its equivalent) practical expedient. Under the new guidance, the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value practical expedient is eliminated. Additionally, the new guidance eliminates the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient, rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This new guidance is effective for us for our fiscal year commencing on October 1, 2016, and must be applied retrospectively upon adoption. Early adoption is permitted. We utilize the practical expedient in our fair value policies governing certain of our

Index

investments, most notably certain of our third party private equity investments. The adoption of this new guidance may impact certain of our fair value disclosures, however, it will not have an impact on our financial position.

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

In February 2016, the FASB issued new guidance related to the accounting for leases. The new guidance requires the recognition of assets and liabilities on the balance sheet related to the rights and obligations created by lease agreements regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease will primarily depend upon its classification as a finance or operating lease. The new guidance requires new disclosures to help financial statement users better understand the amount, timing, and cash flows arising from leases. The new guidance is first effective for our financial report covering the quarter ended December 31, 2019, early adoption is permitted. This new guidance will impact our financial position and results of operations, we are evaluating the magnitude of such impact.

In March 2016, the FASB issued new guidance related to derivatives and hedging, specifically the effect of derivative contract novations on existing hedge accounting relationships. The new guidance clarifies that a change in counterparty to a derivative instrument that has been designated as a hedging instrument under the current guidance does not, in and of itself, require re-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The new guidance is first effective for our financial report covering the quarter ended December 31, 2017, early adoption is permitted. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

Index

In March 2016, the FASB issued new guidance related to derivatives and hedging, specifically contingent put and call options in debt instruments. The new guidance clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment is required to assess the embedded call (put) options solely in accordance with the following four-step decision sequence; an entity must consider 1) whether the payoff is adjusted based on changes in an index, 2) whether the payoff is indexed to an underlying other than interest rates or credit risk, 3) whether the debt involves a substantial premium or discount and 4) whether the call (put) option is contingently exercisable. The new guidance is first effective for our financial report covering the quarter ended December 31, 2017, early adoption is permitted. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

In March 2016, the FASB issued new guidance related to equity method investments and joint ventures. The new guidance eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. Additionally, the new guidance requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting and therefore upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The new guidance is first effective for our financial report covering the quarter ended December 31, 2017, early adoption is permitted. Given that this guidance applies to entity specific transactions and would only become relevant in certain circumstances, we are unable to estimate the impact, if any, this new guidance may have on our financial position.

In March 2016, the FASB issued amended guidance related to stock compensation. The amended guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amended guidance is first effective for our financial report covering the quarter ended December 31, 2017, early adoption is permitted. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

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

The Fed’s MRR requires us to perform daily back testing procedures of our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which excludes fees, commissions, reserves, net interest income, and intraday trading. Based on these daily “ex ante” versus “ex post” comparisons, we verify that the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the six months ended March 31, 2016, our regulatory-defined daily loss in our trading portfolios exceeded our predicted VaR once.

The following table sets forth the high, low, and daily average VaR for all of our trading portfolios, including fixed income, equity, and derivative instruments, as of the period and dates indicated:

	Six months ended March 31, 2016			VaR at
	High	Low	Daily Average	March 31, 2016	September 30, 2015
	(in thousands)
Daily VaR	$2,492	$619	$1,348	$1,440	$1,173

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

Index

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS which are issued on behalf of various state and local housing finance agencies (see the discussion of these activities within “financial instruments owned, financial instruments sold but not purchased and fair value” in Note 2 on page 107 of our 2015 Form 10-K).  These activities result in exposure to interest rate risk. In order to hedge the interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into TBA security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future. See Note 16 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these activities and the related balances outstanding as of March 31, 2016.

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

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity, including the economic value of equity (“EVE”) are described in Item 7A on page 81 of our 2015 Form 10-K. There were no material changes to these methods during the six months ended March 31, 2016.

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

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model:

Instantaneous changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)
+300	$492,238	2.16%
+200	$493,859	2.49%
+100	$495,073	2.74%
0	$481,850	—
-50	$442,052	(8.26)%

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

Index

The following table presents an analysis of RJ Bank’s estimated EVE sensitivity based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model:

Instantaneous changes in rate	Projected change in EVE

+300	(12.20)%
+200	(6.62)%
+100	(2.05)%
0	—
-50	(7.87)%

The following table shows the contractual maturities of RJ Bank’s loan portfolio at March 31, 2016, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One year or less	> One year – five years	> 5 years	Total(1)
	(in thousands)
Loans held for sale	$—	$43	$156,603	$156,646
Loans held for investment:
C&I loans	159,171	4,698,270	2,425,773	7,283,214
CRE construction loans	31,292	97,423	17,190	145,905
CRE loans	177,539	1,868,460	402,269	2,448,268
Tax-exempt loans	—	—	610,274	610,274
Residential mortgage loans	2,115	7,258	2,208,211	2,217,584
SBL	1,699,636	5,002	37	1,704,675
Total loans held for investment	2,069,753	6,676,413	5,663,754	14,409,920
Total loans	$2,069,753	$6,676,456	$5,820,357	$14,566,566

(1)	Excludes any net unearned income and deferred expenses.

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at March 31, 2016:

	Interest rate type
	Fixed	Adjustable		Total(1)
	(in thousands)
Loans held for sale	$3,500	$153,146		$156,646
Loans held for investment:
C&I loans	3,200	7,120,843	(2)	7,124,043
CRE construction loans	—	114,613	(2)	114,613
CRE loans	19,675	2,251,054	(2)	2,270,729
Tax-exempt loans	610,274	—		610,274
Residential mortgage loans	221,935	1,993,534	(2) (3)	2,215,469
SBL	5,039	—		5,039
Total loans held for investment	860,123	11,480,044		12,340,167
Total loans	$863,623	$11,633,190		$12,496,813

(1)	Excludes any net unearned income and deferred expenses.

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

We have foreign exchange risk in our investment in RJ Ltd., of approximately CDN $265 million at March 31, 2016, which is not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in other comprehensive income (loss) (“OCI”) on our Condensed Consolidated Statements of Income and Comprehensive Income, see Note 17 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information regarding all of our components of OCI.

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

Several factors were taken into consideration in evaluating the allowance for loan losses at March 31, 2016, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. RJ Bank stratified the performing residential mortgage loan portfolio based upon updated LTV estimates with higher reserve percentages allocated to the higher LTV loans. Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate. There was no material change in RJ Bank’s methodology for determining the allowance for loan losses during the six months ended March 31, 2016.

Index

Changes in the allowance for loan losses of RJ Bank are as follows:

	Six months ended March 31,
	2016	2015
	($ in thousands)
Allowance for loan losses, beginning of year	$172,257	$147,574
Provision for loan losses	23,539	13,302
Charge-offs:
C&I loans	(1,694)	(238)
Residential mortgage loans	(916)	(638)
Total charge-offs	(2,610)	(876)
Recoveries:
C&I loans	—	536
Residential mortgage loans	750	577
SBL	21	14
Total recoveries	771	1,127
Net recoveries/(charge-offs)	(1,839)	251
Foreign exchange translation adjustment	263	(1,119)
Allowance for loan losses, end of period	$194,220	$160,008
Allowance for loan losses to bank loans outstanding	1.35%	1.32%

The primary factors influencing the provision for loan losses during the period as compared to the prior year period includes additional provision expense during the current year related to loans outstanding within the energy sector, the impact of SNC exam results, as well as higher loan growth in the current year. The provision for loan losses during the current quarter included $4 million of provision expense resulting from the impact of the semi-annual SNC review and examination. The prior year quarter did not include any impact from the SNC exam as this review was conducted annually in the prior year and distributed in June. The allowance for loan losses of $194 million as of March 31, 2016 increased as compared to March 31, 2015 due to significant loan portfolio growth over the last 12 months. The allowance for loan losses to total bank loans outstanding was consistent at 1.35% at March 31, 2016 as compared to 1.32% at March 31, 2015.

The following table presents net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment:

	Three months ended March 31,				Six months ended March 31,
	2016		2015		2016		2015
	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$(1,427)	0.08%	$536	(0.03)%	$(1,694)	0.05%	$298	(0.01)%
Residential mortgage loans	(109)	0.02%	(411)	0.08%	(166)	0.02%	(61)	0.01%
SBL	20	—	6	—	21	—	14	—
Total	$(1,516)	0.04%	$131	—	$(1,839)	0.03%	$251	—

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. Net loan charge-off activity during the current year quarter as compared to the prior year quarter increased $2 million primarily due to the charge-off of C&I loans. Net charge-offs for the current fiscal year were slightly less compared to the prior year, which reflects stable to improving credit characteristics within this loan portfolio.

Index

The table below presents nonperforming loans and total allowance for loan losses:

	March 31, 2016		September 30, 2015
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	(in thousands)
Loans held for investment:
C&I loans	$11,391	$(137,299)	$—	$(117,623)
CRE construction loans		(2,553)	—	(2,707)
CRE loans	4,497	(32,668)	4,796	(30,486)
Tax-exempt loans	—	(7,034)	—	(5,949)
Residential mortgage loans	43,537	(11,254)	47,823	(12,526)
SBL	—	(3,412)	—	(2,966)
Total	$59,425	$(194,220)	$52,619	$(172,257)
Total nonperforming loans as a % of RJ Bank total loans	0.41%		0.40%

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans increased during the six months ended March 31, 2016.  This increase was due to an $11 million increase in nonperforming C&I loans partially offset by a $4 million decrease in residential mortgage loans.  Included in nonperforming residential mortgage loans are $42 million in loans for which $20 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance.

The nonperforming loan balances above excludes $15 million as of March 31, 2016 and as of September 30, 2015, respectively, of residential TDRs which were returned to accrual status in accordance with our policy.

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described on pages 88 - 89 of our 2015 Form 10-K. There was no material change in RJ Bank’s underwriting policies during the six months ended March 31, 2016.

Risk monitoring process

The credit risk strategy component of ongoing risk monitoring and review processes at RJ Bank for all residential, SBL and corporate credit exposures, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies, are discussed on pages 89 - 92 of our 2015 Form 10-K. There were no material changes to those processes and policies during the six months ended March 31, 2016.

SBL and residential mortgage loans

The marketable collateral securing RJ Bank’s SBL is monitored on a daily basis. Collateral adjustments are made by the borrower as necessary to ensure RJ Bank’s loans are adequately secured, resulting in minimizing its credit risk. Our SBL portfolio has not experienced high levels of delinquencies to date.  At March 31, 2016 there were no delinquent SBL.

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

Index

The current average estimated LTV is approximately 55% for the total residential mortgage loan portfolio. Residential mortgage loans with estimated LTVs in excess of 100% represent slightly less than 1% of the residential mortgage loan portfolio. Credit risk management utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage loan portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

At March 31, 2016, loans over 30 days delinquent (including nonperforming loans) decreased to 1.34% of residential mortgage loans outstanding, compared to 1.69% over 30 days delinquent at September 30, 2015.  Additionally, our March 31, 2016 percentage compares favorably to the national average for over 30 day delinquencies of 5.27% as most recently reported by the Fed.  RJ Bank’s significantly lower delinquency rate as compared to its peers is the result of both our uniform underwriting policies and the lack of non-traditional loan products and subprime loans.

The following table presents a summary of delinquent residential mortgage loans:

	Delinquent residential loans (amount)			Delinquent residential loans as a percentage of outstanding loan balances
	30-89 days	90 days or more	Total(1)	30-89 days	90 days or more	Total(1)
	($ in thousands)
March 31, 2016
Residential mortgage loans:
First mortgage loans	$4,461	$25,116	$29,577	0.20%	1.14%	1.34%
Home equity loans/lines	—	172	172	—	0.87%	0.87%
Total residential mortgage loans	$4,461	$25,288	$29,749	0.20%	1.14%	1.34%

September 30, 2015
Residential mortgage loans:
First mortgage loans	$4,849	$28,036	$32,885	0.25%	1.44%	1.69%
Home equity loans/lines	30	231	261	0.14%	1.09%	1.23%
Total residential mortgage loans	$4,879	$28,267	$33,146	0.25%	1.44%	1.69%

(1)	Comprised of loans which are two or more payments past due as well as loans in process of foreclosure.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

March 31, 2016		September 30, 2015
($ outstanding as a % of RJ Bank total residential mortgage loans)
21.4%	CA (1)	20.5%	FL
19.7%	FL	19.6%	CA (1)
6.5%	TX	5.9%	NY
5.5%	NY	5.8%	TX
3.8%	NJ	4.2%	NJ

(1)
The concentration ratio for the state of California excludes 5.2% for March 31, 2016, and 4.7% for September 30, 2015, for loans purchased from a large investment grade institution that have full repurchase recourse for any delinquent loans.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At March 31, 2016 and September 30, 2015, these loans totaled $278 million and $264 million, respectively, or approximately 10% and 15% of the residential mortgage portfolio, respectively.  At March 31, 2016, the balance of amortizing, former interest-only, loans totaled $299 million.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at March 31, 2016, begins amortizing is 3.6 years.

Index

The outstanding balance of loans that were interest-only at origination and based on their contractual terms are scheduled to reprice are as follows:

March 31, 2016
(in thousands)
One year or less	$96,829
Over one year through two years	6,997
Over two years through three years	16,657
Over three years through four years	31,007
Over four years through five years	31,137
Over five years	95,481
Total outstanding residential interest-only loan balance	$278,108

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	March 31, 2016	September 30, 2015
Residential first mortgage loan weighted-average LTV/FICO	66%/758	66%/757

Corporate loans

At March 31, 2016, other than loans classified as nonperforming, there was one government-guaranteed loan totaling $150 thousand that was delinquent greater than 30 days.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

March 31, 2016		September 30, 2015
($ outstanding as a % of RJ Bank total corporate loans)
5.4%	Retail real estate	5.8%	Retail real estate
5.2%	Office	5.7%	Pharmaceuticals
5.1%	Consumer products and services	5.5%	Consumer products and services
4.5%	Pharmaceuticals	5.4%	Hospitality
4.3%	Power and Infrastructure	4.5%	Automotive/transportation

RJ Bank’s energy loan portfolio is primarily comprised of loans to mid-stream pipeline and other borrowers that are not directly exposed to the commodity. At March 31, 2016, the total commitment for these loans was $742 million, of which $452 million was outstanding, representing 4.3% of RJ Bank’s total corporate loan portfolio. There was $123 million of this outstanding balance rated as criticized loans. As of March 31, 2016, RJ Bank had provided an allowance for loan losses of $31 million for its energy loan portfolio, representing 7% of this loan portfolio.

Liquidity risk

See the section entitled “Liquidity and capital resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cyber security incidents. See page 92 of our 2015 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes. There have been no material changes in such processes during the six months ended March 31, 2016.

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

As a result of the current regulatory environment and our growth in recent years, we have made and expect to continue to make significant investments in our Anti-Money laundering program, including the hiring of additional personnel and the purchase of related technology and systems enhancements.

Other than as described in the preceding paragraph, there have been no material changes in our risk mitigation processes during the six months ended March 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index

Pre-MK Closing Date Morgan Keegan matter resolved during the current year (the below matter was subject to indemnification by Regions)

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

Other matters unrelated to Morgan Keegan

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as other corporate litigation. We contest the allegations in the litigation and arbitration matters and believe that there are meritorious defenses in each. In view of the number and diversity of litigation claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation, we cannot state with certainty the eventual outcome of pending litigation.

We also are subject to regulatory investigations and proceedings, some of which may result in the imposition of fines, as well as require us to undertake certain remedial actions.

In the opinion of management, based on current available information, review with outside legal counsel, and consideration of the accrued liability amounts provided for in the accompanying condensed consolidated financial statements with respect to these litigation and regulatory matters, ultimate resolution of litigation and regulatory matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

See Note 16 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding legal and regulatory matter contingencies, and refer to the “Legal and regulatory reserves” section of Critical Accounting Estimates, in Part I - Item 2 of this Form 10-Q, for additional information on our criteria for establishing accruals and a range of possible loss related to such matters.

ITEM 1A. RISK FACTORS

See Item 1A: Risk Factors, on pages 16 - 29 of our 2015 Form 10-K for a discussion of risk factors that impact our operations and financial results.  Other then the additional risk factor presented below, there have been no material changes in the risk factors as discussed therein.

New Department of Labor regulations will increase our regulatory compliance costs, limit our ability to provide certain products or services to retirement accounts, and expand potential liabilities for our business.

On April 8, 2016, the DOL issued its final regulation expanding the definition of who is deemed an “investment advice fiduciary” under ERISA as a result of giving investment advice to a plan, plan participant or beneficiary, as well as under the Internal Revenue Code for IRAs and non-ERISA plans (collectively, “qualified plans”). “Fiduciaries” under ERISA have strict duties to act solely in the interests of plan participants and beneficiaries and to act with the same skill and diligence that a prudent expert would use under similar circumstances. A fiduciary that breaches any of these duties is personally liable to the ERISA plan for resulting losses and may be sued by a variety of parties to recover such losses. Remedies under the Internal Revenue Code for IRAs are generally limited to the imposition of prohibited transaction excise taxes. The final rule extends fiduciary status to many investment professionals that have not been considered fiduciaries under current law. Under the final rule, for example, our financial advisors who provide investment advice or recommendations for a fee with respect to assets of ERISA plans or IRAs and non-ERISA plans will be treated as fiduciaries in a wider array of advice relationships.

Index

The final rule also contains certain exemptions designed to allow investment professionals that will become fiduciaries to continue operating under existing business models that would otherwise be prohibited. Specifically, two new exemptions, the Best Interest Contract Exemption (“BIC exemption”) and the exemption for Principal Transactions in Certain Assets (“Principal exemption”) will permit some current practices to continue, subject to compliance with numerous new conditions. Utilization of the BIC exemption and Principal exemption will require, in part, that we act under defined impartial conduct standards that are in the best interest of the client, adopt certain anti-conflict policies and procedures, provide disclosure of certain information relating to fees, compensation and defined “material conflicts of interest,” provide a written acknowledgment of fiduciary status, and for IRAs and non-ERISA plans (but not ERISA plans) enter into an enforceable contract with clients that contains extensive warranties and does not allow exculpatory provisions waiving the client’s rights and remedies, including the right to participate in a class action in court.

The final rule will be officially effective on June 7, 2016, with phase-in of the fiduciary definition not applicable until April 10, 2017, and further transition periods until January 1, 2018 applying to the exemptions discussed above.

We are in the process of evaluating the final rule and its likely impact on our business. Because qualified accounts, particularly IRA accounts, comprise a significant portion of our business, we expect that implementation of the DOL rule will result in significantly increased compliance, legal and information technology costs. In addition, we expect that our legal risks will increase due in part to the new contractual rights required to be given IRA and non-ERISA plan clients under the BIC and Principal exemptions.

Index

ITEM 2.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described below. The following table presents information on our purchases of our own stock, on a monthly basis, for the six months ended March 31, 2016:

	Total number of shares purchased (1)	Average price per share	Number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value (in thousands) at each month-end, of securities that may yet be purchased under the plans or programs(3) (4)
October 1, 2015 – October 31, 2015	4,699	$51.71	—	$93,112
November 1, 2015 – November 30, 2015	124,984	57.57	—	$150,000
December 1, 2015 – December 31, 2015	80,836	58.15	—	$150,000
First quarter	210,519	$57.66	—

January 1, 2016 – January 31, 2016	2,273,592	$47.44	2,234,366	$44,231
February 1, 2016 – February 29, 2016	930,678	41.71	929,213	$135,671
March 1, 2016 – March 31, 2016	7,622	45.43	—	$135,671
Second quarter	3,211,892	$45.78	3,163,579
Fiscal year-to-date total	3,422,411	$46.51	3,163,579

(1)
Of the total for the six months ended March 31, 2016, share purchases for the trust fund established to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiaries amounted to 82,464 shares, for a total consideration of $4.8 million (for more information on this trust fund, see Note 2 of the Notes to Consolidated Financial Statements on page 119 of our 2015 Form 10-K, and Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q). These activities do not utilize the repurchase authority discussed in footnote (2) below.

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  Of the total for the six months ended March 31, 2016, shares surrendered to us by employees for such purposes amount to 176,368 shares, for a total consideration of $9.9 million. These activities do not utilize the repurchase authority discussed in footnote (2) below.

Of the total for the six months ended March 31, 2016, we repurchased 3,163,579 shares pursuant to our securities repurchase authorization, see footnotes (2), (3) and (4) below for additional information.

(2)
During January and February 2016, we purchased shares of our common stock in open market transactions, for a total purchase price of $144.5 million, which reflects an average purchase price per share of $45.69. These share repurchases were made pursuant to the RJF securities repurchase authorizations described in footnotes (3) and (4) below.

(3)
On November 19, 2015, we announced an increase in the amount previously authorized by our Board of Directors to be used, at the discretion of our Securities Repurchase Committee, for open market repurchases of our common stock and certain senior notes, to $150 million subject to cash availability and other factors.

(4)
As a result of repurchases made during January 2016 and early February 2016, and to re-establish the prior authorization limit, on February 4, 2016, we announced an additional increase in the authorization limit. This February 4, 2016 action increased the amount previously authorized by our Board of Directors to be used back to $150 million (after consideration of the 2016 repurchases through such date) at the discretion of our Securities Repurchase Committee, for open market repurchases of our common stock and certain senior notes, subject to cash availability and other factors.

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

10.12.16
Raymond James Financial, Inc. Amended and Restated 2012 Stock Incentive Plan (as amended through February 18, 2016), incorporated by reference to Appendix A to the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders held February 18, 2016, filed with the Securities and Exchange Commission on January 14, 2016.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	May 6, 2016	/s/ Paul C. Reilly
Paul C. Reilly
Chief Executive Officer

Date:	May 6, 2016	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance
Chief Financial Officer and Treasurer