Form 10-Q
period 2016-06-30
RAYMOND JAMES FINANCIAL INC
filed 2016-08-08
CIK 720005

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
or

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

141,684,168 shares of common stock as of August 4, 2016

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Form 10-Q for the quarter ended June 30, 2016

Index

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2016	September 30, 2015
	(in thousands)
Assets:
Cash and cash equivalents	$1,978,057	$2,601,006
Assets segregated pursuant to regulations and other segregated assets	3,668,989	2,905,324
Securities purchased under agreements to resell and other collateralized financings	444,812	474,144
Financial instruments, at fair value:
Trading instruments	844,948	690,551
Available for sale securities	543,784	513,730
Private equity investments	210,510	209,088
Other investments	249,216	248,751
Derivative instruments associated with offsetting matched book positions	430,766	389,457
Receivables:
Brokerage clients, net	2,120,244	2,185,296
Stock borrowed	87,924	124,373
Bank loans, net	14,799,516	12,988,021
Brokers-dealers and clearing organizations	193,868	134,890
Loans to financial advisors, net	576,103	488,760
Other	574,701	514,000
Deposits with clearing organizations	256,633	207,488
Prepaid expenses and other assets	726,030	705,391
Investments in real estate partnerships held by consolidated variable interest entities	160,824	199,678
Property and equipment, net	294,994	255,875
Deferred income taxes, net	296,619	266,899
Goodwill and identifiable intangible assets, net	384,893	376,962
Total assets	$28,843,431	$26,479,684

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(continued from previous page)

	June 30, 2016	September 30, 2015
	($ in thousands)
Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$285,299	$287,993
Securities sold under agreements to repurchase	266,158	332,536
Derivative instruments associated with offsetting matched book positions, at fair value	430,766	389,457
Payables:
Brokerage clients	4,950,549	4,671,073
Stock loaned	586,683	478,573
Bank deposits	13,732,194	11,919,881
Brokers-dealers and clearing organizations	486,481	164,054
Trade and other	613,994	729,245
Other borrowings	847,578	703,065
Accrued compensation, commissions and benefits	737,848	842,527
Loans payable of consolidated variable interest entities	12,409	25,960
Senior notes payable	899,342	1,149,222
Total liabilities	23,849,301	21,693,586
Commitments and contingencies (see Note 17)
Equity
Preferred stock; $.10 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 151,213,530 and 149,283,682 shares issued as of June 30, 2016 and September 30, 2015, respectively, and 141,298,720 and 142,750,653 shares outstanding as of June 30, 2016 and September 30, 2015, respectively	1,511	1,491
Additional paid-in capital	1,476,323	1,344,779
Retained earnings	3,689,244	3,419,719
Treasury stock, at cost; 9,797,230 and 6,364,706 common shares as of June 30, 2016 and September 30, 2015, respectively	(363,744)	(203,455)
Accumulated other comprehensive loss	(55,875)	(40,503)
Total equity attributable to Raymond James Financial, Inc.	4,747,459	4,522,031
Noncontrolling interests	246,671	264,067
Total equity	4,994,130	4,786,098
Total liabilities and equity	$28,843,431	$26,479,684

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$871,764	$874,606	$2,574,756	$2,568,829
Investment banking	72,714	76,988	198,971	228,766
Investment advisory and related administrative fees	96,156	96,235	288,574	286,012
Interest	163,810	137,147	467,848	403,669
Account and service fees	129,334	113,866	373,685	336,990
Net trading profit	29,795	16,216	66,379	42,157
Other	23,120	33,655	58,924	74,758
Total revenues	1,386,693	1,348,713	4,029,137	3,941,181
Interest expense	(28,211)	(27,724)	(84,644)	(81,954)
Net revenues	1,358,482	1,320,989	3,944,493	3,859,227
Non-interest expenses:
Compensation, commissions and benefits	908,899	901,342	2,663,254	2,621,830
Communications and information processing	71,717	69,267	212,337	196,014
Occupancy and equipment costs	40,825	40,269	123,505	121,100
Clearance and floor brokerage	10,214	9,648	30,727	32,734
Business development	36,488	40,127	112,529	119,607
Investment sub-advisory fees	15,030	15,293	43,866	44,535
Bank loan loss provision (benefit)	3,452	(3,009)	26,991	10,293
Acquisition-related expenses	13,445	—	21,332	—
Other	66,962	46,757	166,123	137,537
Total non-interest expenses	1,167,032	1,119,694	3,400,664	3,283,650
Income including noncontrolling interests and before provision for income taxes	191,450	201,295	543,829	575,577
Provision for income taxes	72,261	74,935	206,541	218,404
Net income including noncontrolling interests	119,189	126,360	337,288	357,173
Net loss attributable to noncontrolling interests	(6,315)	(6,835)	(20,392)	(15,781)
Net income attributable to Raymond James Financial, Inc.	$125,504	$133,195	$357,680	$372,954

Net income per common share – basic	$0.89	$0.93	$2.51	$2.61
Net income per common share – diluted	$0.87	$0.91	$2.47	$2.55
Weighted-average common shares outstanding – basic	141,165	143,252	141,902	142,303
Weighted-average common and common equivalent shares outstanding – diluted	143,952	146,493	144,618	145,870

Net income attributable to Raymond James Financial, Inc.	$125,504	$133,195	$357,680	$372,954
Other comprehensive income (loss), net of tax:(1)
Unrealized loss on available for sale securities and non-credit portion of other-than-temporary impairment losses	(955)	(5,381)	(6,647)	(3,068)
Unrealized gain (loss) on currency translations, net of the impact of net investment hedges	2,302	1,295	6,401	(20,424)
Unrealized (loss) gain on cash flow hedges	(6,922)	3,589	(15,126)	2,088
Total comprehensive income	$119,929	$132,698	$342,308	$351,550

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$423	$1,228	$444	$2,352
Portion of recoveries recognized in other comprehensive income	(423)	(1,228)	(444)	(2,352)
Net impairment losses recognized in other revenue	$—	$—	$—	$—

(1)	All components of other comprehensive income (loss), net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine months ended June 30,
	2016	2015
	(in thousands, except per share amounts)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,491	$1,444
Share issuances	20	45
Balance, end of period	1,511	1,489

Additional paid-in capital:
Balance, beginning of year	1,344,779	1,239,046
Employee stock purchases	23,861	16,810
Exercise of stock options and vesting of restricted stock units, net of forfeitures	15,337	23,958
Restricted stock, stock option and restricted stock unit expense	57,176	54,366
Excess tax benefit (reduction of prior tax benefit) from share-based payments	34,791	(6,948)
Other	379	335
Balance, end of period	1,476,323	1,327,567

Retained earnings:
Balance, beginning of year	3,419,719	3,023,845
Net income attributable to Raymond James Financial, Inc.	357,680	372,954
Cash dividends declared	(88,155)	(80,404)
Other	—	5
Balance, end of period	3,689,244	3,316,400

Treasury stock:
Balance, beginning of year	(203,455)	(121,211)
Purchases/surrenders	(152,598)	(7,818)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(7,691)	(20,470)
Balance, end of period	(363,744)	(149,499)

Accumulated other comprehensive loss:(1)
Balance, beginning of year	(40,503)	(1,888)
Net change in unrealized gain/loss on available for sale securities and non-credit portion of other-than-temporary impairment losses, net of tax	(6,647)	(3,068)
Net change in currency translations and net investment hedges, net of tax	6,401	(20,424)
Net change in cash flow hedges, net of tax	(15,126)	2,088
Balance, end of period	(55,875)	(23,292)
Total equity attributable to Raymond James Financial, Inc.	$4,747,459	$4,472,665

Noncontrolling interests:
Balance, beginning of year	$264,067	$292,020
Net loss attributable to noncontrolling interests	(20,392)	(15,781)
Capital contributions	14,958	19,531
Distributions	(10,367)	(20,085)
Other	(1,595)	(2,061)
Balance, end of period	246,671	273,624
Total equity	$4,994,130	$4,746,289

(1)	All components of other comprehensive (loss) income, net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended June 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$357,680	$372,954
Net loss attributable to noncontrolling interests	(20,392)	(15,781)
Net income including noncontrolling interests	337,288	357,173

Adjustments to reconcile net income including noncontrolling interests to net cash (used in) provided by operating activities:
Depreciation and amortization	53,964	51,051
Deferred income taxes	(33,857)	(24,027)
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	(18,284)	(42,644)
Provisions for loan losses, legal proceedings, bad debts and other accruals	31,022	19,921
Share-based compensation expense	60,777	57,352
Other	34,736	21,913
Net change in:
Assets segregated pursuant to regulations and other segregated assets	(763,665)	(23,822)
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	(37,046)	36,774
Stock loaned, net of stock borrowed	144,559	13,910
Loans provided to financial advisors, net of repayments	(100,186)	(69,227)
Brokerage client receivables and other accounts receivable, net	(54,626)	(3,090)
Trading instruments, net	(98,318)	46,111
Prepaid expenses and other assets	(40,667)	(341)
Brokerage client payables and other accounts payable	598,116	126,702
Accrued compensation, commissions and benefits	(104,664)	(67,994)
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	(61,580)	(41,924)
(Excess tax benefit) reduction of prior tax benefit from share-based payment arrangements	(34,791)	6,948
Net cash (used in) provided by operating activities	(87,222)	464,786

Cash flows from investing activities:
Additions to property and equipment	(86,518)	(51,665)
Increase in bank loans, net	(1,980,193)	(1,096,051)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(3,231)	(4,446)
Proceeds from sales of loans held for investment	116,736	64,173
Purchases, or contributions, to private equity or other investments, net of proceeds from sales of, or distributions received from, private equity and other investments	(37,427)	17,526
Purchases of available for sale securities	(108,931)	(4,201)
Available for sale securities maturations, repayments and redemptions	65,723	51,909
Proceeds from sales of available for sale securities	1,530	84,784
Other investing activities, net of proceeds received	(6,835)	3,566
Net cash used in investing activities	$(2,039,146)	$(934,405)

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued from previous page)

	Nine months ended June 30,
	2016	2015
	(in thousands)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	$122,800	$(20,900)
Proceeds from Federal Home Loan Bank advances	25,000	300,198
Repayments of Federal Home Loan Bank advances and other borrowed funds	(3,287)	(258,042)
Repayment of senior notes payable	(250,000)	—
Repayments of borrowings by consolidated variable interest entities which are real estate partnerships	(14,263)	(19,703)
Proceeds from capital contributed to and borrowings of consolidated variable interest entities which are real estate partnerships	—	110
Exercise of stock options and employee stock purchases	36,850	40,893
Increase in bank deposits	1,812,313	981,692
Purchases of treasury stock	(161,501)	(30,890)
Dividends on common stock	(84,997)	(77,115)
Excess tax benefit (reduction of prior tax benefit) from share-based payments	34,791	(6,948)
Net cash provided by financing activities	1,517,706	909,295

Currency adjustment:
Effect of exchange rate changes on cash	(14,287)	(56,658)
Net (decrease) increase in cash and cash equivalents	(622,949)	383,018
Cash and cash equivalents at beginning of year	2,601,006	2,199,063
Cash and cash equivalents at end of period	$1,978,057	$2,582,081

Supplemental disclosures of cash flow information:
Cash paid for interest	$85,751	$80,387
Cash paid for income taxes	$210,789	$311,931
Non-cash transfers of loans to other real estate owned	$2,910	$4,546

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

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

Significant subsidiaries

As of June 30, 2016, our significant subsidiaries, all wholly owned, include: Raymond James & Associates, Inc. (“RJ&A”) a domestic broker-dealer carrying client accounts, Raymond James Financial Services, Inc. (“RJFS”) an introducing domestic broker-dealer, Raymond James Financial Services Advisors, Inc. (“RJFSA”) a registered investment advisor, Raymond James Ltd. (“RJ Ltd.”) a broker-dealer headquartered in Canada, Eagle Asset Management, Inc. (“Eagle”) a registered investment advisor, and Raymond James Bank, N.A. (“RJ Bank”) a national bank.

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

Index

Brokerage client receivables, loans to financial advisors and allowance for doubtful accounts

As more fully described in Note 2 on page 110 - 111 of our 2015 Form 10-K, we have certain financing receivables that arise from businesses other than our banking business. Specifically, we offer loans to financial advisors and certain key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes. We present the outstanding balance of loans to financial advisors on our Condensed Consolidated Statements of Financial Condition, net of their applicable allowances for doubtful accounts. Of such balance, the portion associated with financial advisors who are no longer affiliated with us is approximately $14 million and $10 million at June 30, 2016 and September 30, 2015, respectively, and our allowance for doubtful accounts associated with such loans is approximately $5 million and $4 million in each respective period.

NOTE 3 – ACQUISITIONS

Mummert & Company Corporate Finance GmbH

On June 1, 2016, we acquired Mummert & Company Corporate Finance GmbH (“Mummert”). Mummert is a middle market M&A advisory firm, headquartered in Munich, Germany, that is focused primarily on the technology, industrial, healthcare, consumer and business services sectors. Mummert expands our investment banking capabilities in Europe, and will operate within the corporate finance division of RJ&A included in our Capital Markets segment. For purposes of certain acquisition related financial reporting requirements, the Mummert acquisition is not considered a material acquisition. We accounted for this acquisition under the acquisition method of accounting with the assets and liabilities of Mummert recorded as of the acquisition date at their respective fair value and consolidated in our financial statements. Mummert’s results of operations have been included in our results prospectively from June 1, 2016.

See Note 10 for information regarding the identifiable intangible assets and Note 17 for additional information regarding certain commitments associated with the Mummert acquisition.

Acquisition announcements

MacDougall, MacDougall & MacTier Inc.

On May 26, 2016 (“3Macs Announcement Date”), we announced that RJ Ltd. entered into an agreement to acquire all of the outstanding shares of MacDougall, MacDougall & MacTier Inc. (“3Macs”), an independent investment firm founded in 1849 and headquartered in Montreal, Quebec, Canada. As of the 3Macs Announcement Date, 3Macs had approximately 70 financial advisors with approximately $6 billion (Canadian) of client assets under administration. Shortly after the closing date of the acquisition, which we expect to occur during the fourth quarter of this fiscal year, we plan for the 3Macs financial advisors to operate within a newly formed “3Macs” division of RJ Ltd.

See Note 17 for additional information regarding certain commitments associated with this acquisition.

U.S. Private Client Services unit of Deutsche Bank Wealth Management

On December 3, 2015 (the “DB Announcement Date”), we announced that we entered into a definitive asset purchase agreement to acquire the U.S. Private Client Services unit of Deutsche Bank Wealth Management (“Deutsche WM”). As of the DB Announcement Date, Deutsche WM had approximately 200 financial advisors with approximately $50 billion of client assets under administration which generate approximately $300 million in total annual revenues. The Deutsche WM financial advisors are focused primarily on high net worth clients. Upon completion of the acquisition, which we expect to occur during the fourth quarter of this fiscal year, we plan for the Deutsche WM financial advisors to operate within a newly formed “Alex. Brown” division of RJ&A.

See Note 17 for additional information regarding the commitments we have made that are associated with this acquisition.

Index

The acquisition-related expenses presented on our Condensed Consolidated Statements of Income and Comprehensive income for the three and nine months ended June 30, 2016 pertain to certain incremental expenses incurred in connection with the acquisitions described above. In the three and nine months ended June 30, 2016 we incurred the following acquisition-related expenses:

	Three months ended June 30, 2016	Nine Months Ended June 30, 2016
	(in thousands)
Unrealized loss in fair value of equity securities purchased to satisfy certain deferred compensation obligations to be assumed at closing	$2,468	$5,787
Legal	2,309	4,232
Information systems integration costs	7,610	9,265
Travel and all other	1,058	2,048
Total acquisition-related expenses	$13,445	$21,332

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

See Note 17 for information regarding the contingent consideration associated with this acquisition.

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

Our cash and cash equivalents, assets segregated pursuant to regulations or other segregated assets, and deposits with clearing organization balances are as follows:

	June 30, 2016	September 30, 2015
	(in thousands)
Cash and cash equivalents:
Cash in banks	$1,975,107	$2,597,568
Money market fund investments	2,950	3,438
Total cash and cash equivalents (1)	$1,978,057	$2,601,006

Assets segregated pursuant to federal regulations and other segregated assets (2)	$3,668,989	$2,905,324

Deposits with clearing organizations:
Cash and cash equivalents	$227,053	$177,787
Government and agency obligations	29,580	29,701
Total deposits with clearing organizations	$256,633	$207,488

(1)
The total amounts presented include cash and cash equivalents of $951 million and $1.22 billion as of June 30, 2016 and September 30, 2015, respectively, which are either held directly by RJF in depository accounts at third party financial institutions, held in a depository account at RJ Bank (computed as the lesser of RJ Bank’s cash balance or the amount of RJF’s depository account balance), or are otherwise invested by one of our subsidiaries on behalf of RJF, all of which are available without restrictions.

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

Assets and liabilities measured at fair value on a recurring and nonrecurring basis are presented below:

June 30, 2016	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of June 30, 2016
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$215	$276,522	$—		$—	$276,737
Corporate obligations	3,192	83,098	—		—	86,290
Government and agency obligations	6,417	102,565	—		—	108,982
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	247	166,675	—		—	166,922
Non-agency CMOs and asset-backed securities (“ABS”)	—	40,851	7		—	40,858
Total debt securities	10,071	669,711	7		—	679,789
Derivative contracts	—	170,951	—		(112,162)	58,789
Equity securities	51,852	3,980	—		—	55,832
Brokered certificates of deposit	—	44,863	—		—	44,863
Other	542	2	5,131		—	5,675
Total trading instruments	62,465	889,507	5,138		(112,162)	844,948
Available for sale securities:
Agency MBS and CMOs	—	355,646	—		—	355,646
Non-agency CMOs	—	61,585	—		—	61,585
Other securities	1,514	—	—		—	1,514
Auction rate securities (“ARS”):
Municipals	—	—	24,893		—	24,893
Preferred securities	—	—	100,146		—	100,146
Total available for sale securities	1,514	417,231	125,039		—	543,784
Private equity investments	—	—	210,510	(3)	—	210,510
Other investments (4)	242,979	5,812	425		—	249,216
Derivative instruments associated with offsetting matched book positions	—	430,766	—		—	430,766
Deposits with clearing organizations:
Government and agency obligations	29,580	—	—		—	29,580
Other assets	—	—	4,900	(5)	—	4,900
Total assets at fair value on a recurring basis	$336,538	$1,743,316	$346,012		$(112,162)	$2,313,704

Assets at fair value on a nonrecurring basis:
Bank loans, net:
Impaired loans	$—	$24,783	$52,998		$—	$77,781
Loans held for sale(6)	—	61,651	—		—	61,651
Total bank loans, net	—	86,434	52,998		—	139,432
Other real estate owned (“OREO”)(7)	—	238	—		—	238
Total assets at fair value on a nonrecurring basis	$—	$86,672	$52,998		$—	$139,670

(continued on next page)

Index

June 30, 2016	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of June 30, 2016
	(in thousands)
	(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$431	$408	$—	$—	$839
Corporate obligations	1,905	16,483	—	—	18,388
Government obligations	233,302	—	—	—	233,302
Agency MBS and CMOs	6,575	—	—	—	6,575
Non-agency MBS & CMOs	—	13,368	—	—	13,368
Total debt securities	242,213	30,259	—	—	272,472
Derivative contracts	—	159,049	—	(147,751)	11,298
Equity securities	1,503	26	—	—	1,529
Total trading instruments sold but not yet purchased	243,716	189,334	—	(147,751)	285,299
Derivative instruments associated with offsetting matched book positions	—	430,766	—	—	430,766
Trade and other payables:
Derivative contracts(8)	—	44,678	—	—	44,678
Other liabilities	—	—	67	—	67
Total trade and other payables	—	44,678	67	—	44,745
Total liabilities at fair value on a recurring basis	$243,716	$664,778	$67	$(147,751)	$760,810

(1)
We had $1.4 million and $2.6 million in transfers of financial instruments from Level 1 to Level 2 during the three and nine months ended June 30, 2016, respectively.  These transfers were a result of a decrease in the availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement. We had $161 thousand and $892 thousand in transfers of financial instruments from Level 2 to Level 1 during the three and nine months ended June 30, 2016.  These transfers were a result of an increase in the availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(2)
For derivative transactions not cleared through an exchange, and where permitted, we have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists (see Note 15 for additional information regarding offsetting financial instruments). Deposits associated with derivative transactions cleared through an exchange are included in deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition.

(3)
The portion of these investments we do not own is approximately $54 million as of June 30, 2016 and are included as a component of noncontrolling interest in our Condensed Consolidated Statements of Financial Condition. The weighted average portion we own is approximately $157 million or 75% of the total private equity investments of $211 million included in our Condensed Consolidated Statements of Financial Condition.

(4)
Other investments include $75 million of financial instruments that are related to obligations to perform under certain deferred compensation plans (see Note 2 on pages 117 - 118, and Note 24 on page 176, of our 2015 Form 10-K for further information regarding these plans).

(5)
Includes the fair value of forward commitments to purchase GNMA or FNMA (as hereinafter defined) MBS arising from our fixed income public finance operations. See Note 2 on page 107, and Note 21 on page 170 of our 2015 Form 10-K, as well as Note 17 in this report, for additional information regarding the GNMA or FNMA MBS commitments.

(6)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(7)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Condensed Consolidated Statements of Financial Condition is net of the estimated selling costs.

(8)	Consists of derivatives arising from RJ Bank’s business operations, see Note 14 for additional information.

Index

September 30, 2015	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of September 30, 2015
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$17,318	$188,745	$—		$—	$206,063
Corporate obligations	2,254	92,907	156		—	95,317
Government and agency obligations	7,781	108,166	—		—	115,947
Agency MBS and CMOs	253	117,317	—		—	117,570
Non-agency CMOs and ABS	—	46,931	9		—	46,940
Total debt securities	27,606	554,066	165		—	581,837
Derivative contracts	—	132,707	—		(90,621)	42,086
Equity securities	24,859	3,485	—		—	28,344
Brokered certificates of deposit	—	30,803	—		—	30,803
Other	679	4,816	1,986		—	7,481
Total trading instruments	53,144	725,877	2,151		(90,621)	690,551
Available for sale securities:
Agency MBS and CMOs	—	302,195	—		—	302,195
Non-agency CMOs	—	71,369	—		—	71,369
Other securities	1,402	—	—		—	1,402
ARS:
Municipals	—	—	28,015		—	28,015
Preferred securities	—	—	110,749		—	110,749
Total available for sale securities	1,402	373,564	138,764		—	513,730
Private equity investments	—	—	209,088	(3)	—	209,088
Other investments (4)	230,839	17,347	565		—	248,751
Derivative instruments associated with offsetting matched book positions	—	389,457	—		—	389,457
Deposits with clearing organizations: (5)
Government and agency obligations	29,701	—	—		—	29,701
Other assets:
Derivative contracts (6)	—	917	—		—	917
Other assets	—	—	4,975	(7)	—	4,975
Total other assets	—	917	4,975		—	5,892
Total assets at fair value on a recurring basis	$315,086	$1,507,162	$355,543		$(90,621)	$2,087,170

Assets at fair value on a nonrecurring basis:
Bank loans, net:
Impaired loans	$—	$28,082	$37,830		$—	$65,912
Loans held for sale (8)	—	14,334	—		—	14,334
Total bank loans, net	—	42,416	37,830		—	80,246
OREO (9)	—	671	—		—	671
Total assets at fair value on a nonrecurring basis	$—	$43,087	$37,830		$—	$80,917

(continued on next page)

Index

September 30, 2015	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of September 30, 2015
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

(2)
For derivative transactions not cleared through an exchange, and where permitted, we have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists (see Note 15 for additional information regarding offsetting financial instruments). Deposits associated with derivative transactions cleared through an exchange are included in deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition.

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

(5)	Consists of deposits we provide to clearing organizations or exchanges that are in the form of marketable securities.

(6)	Consists of derivatives arising from RJ Bank’s business operations, see Note 14 for additional information.

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

Index

The adjustment to fair value of the nonrecurring fair value measures for the nine months ended June 30, 2016 resulted in a $7 million additional provision for loan losses relating to impaired loans and $300 thousand in other losses relating to loans held for sale and OREO. The adjustment to fair value of the nonrecurring fair value measures for the nine months ended June 30, 2015 resulted in a $400 thousand additional provision for loan losses relating to impaired loans and $100 thousand in other losses relating to loans held for sale and OREO.

Changes in Level 3 recurring fair value measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis is presented below:

Three months ended June 30, 2016 Level 3 assets at fair value (in thousands)
	Financial assets								Financial liabilities
	Trading instruments		Available for sale securities		Private equity, other investments and other assets				Payables- trade and other
	Non- agency CMOs & ABS	Other	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other assets	Other liabilities
Fair value March 31, 2016	$8	$14,296	$25,422	$102,599	$204,398		$439	$3,112	$(67)
Total gains (losses) for the period:
Included in earnings	—	(48)	—	—	12,865	(1)	(10)	1,788	—
Included in other comprehensive income	—	—	(529)	(2,453)	—		—	—	—
Purchases and contributions	—	5,598	—	—	2,819		—	—	—
Sales	—	(14,715)	—	—	(864)		—	—	—
Redemptions by issuer	—	—	—	—	—		(4)	—	—
Distributions	(1)	—	—	—	(8,708)		—	—	—
Transfers: (2)
Into Level 3	—	—	—	—	—		—	—	—
Out of Level 3	—	—	—	—	—		—	—	—
Fair value June 30, 2016	$7	$5,131	$24,893	$100,146	$210,510		$425	$4,900	$(67)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$1	$(34)	$—	$—	$13,350		$(9)	$1,788	$—

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $5.4 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $7.5 million.

(2)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

Nine months ended June 30, 2016 Level 3 assets at fair value (in thousands)
	Financial assets									Financial liabilities
	Trading instruments			Available for sale securities		Private equity, other investments and other assets				Payables- trade and other
	Corporate obligations	Non- agency CMOs & ABS	Other	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other assets	Other liabilities
Fair value September 30, 2015	$156	$9	$1,986	$28,015	$110,749	$209,088		$565	$4,975	$(58)
Total gains (losses) for the period:
Included in earnings	(137)	—	(397)	133	—	17,305	(1)	1	(75)	—
Included in other comprehensive income	—	—	—	(1,647)	(10,603)	—		—	—	—
Purchases and contributions	75	—	44,085	—	—	9,780		—	—	(9)
Sales	(94)	—	(40,543)	(1,583)	—	(882)		—	—	—
Redemptions by issuer	—	—	—	(25)	—	—		(18)	—	—
Distributions	—	(2)	—	—	—	(24,781)		(123)	—	—
Transfers: (2)
Into Level 3	—	—	—	—	—	—		—	—	—
Out of Level 3	—	—	—	—	—	—		—	—	—
Fair value June 30, 2016	$—	$7	$5,131	$24,893	$100,146	$210,510		$425	$4,900	$(67)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$(40)	$2	$(105)	$—	$—	$17,790		$2	$(75)	$—

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $9.5 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $7.8 million.

(2)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

Three months ended June 30, 2015 Level 3 assets at fair value (in thousands)
		Financial assets									Financial liabilities
		Trading instruments			Available for sale securities		Private equity, other investments and other assets				Payables- trade and other
	Corporate Obligations	Non- agency CMOs & ABS	Equity securities	Other	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other assets	Other liabilities
Fair value March 31, 2015	$—	$10	$14	$780	$89,614	$112,448	$220,944		$916	$2,196	$(58)
Total gains (losses) for the period:
Included in earnings	—	—	—	(26)	11,040	—	12,700	(1)	16	(2,196)	(1,687)
Included in other comprehensive income	—	—	—	—	(9,051)	(334)	—		—	—	—
Purchases and contributions	—	—	—	1,458	—	—	1,022		—	—	—
Sales	—	—	—	(578)	(63,566)	—	(1,696)		—	—	—
Redemptions by issuer	—	—	—	—	—	—	—		(8)	—	—
Distributions	—	—	—	—	—	—	(23,428)		(187)	—	—
Transfers: (2)
Into Level 3	209	—	—	—	—	—	—		—	—	—
Out of Level 3	—	—	—	—	—	—	—		—	—	—
Fair value June 30, 2015	$209	$10	$14	$1,634	$28,037	$112,114	$209,542		$737	$—	$(1,745)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—	$12,954		$16	$—	$(3,868)

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

(2)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

Nine months ended June 30, 2015 Level 3 assets at fair value (in thousands)
		Financial assets									Financial liabilities
		Trading instruments			Available for sale securities		Private equity, other investments and other assets				Payables- trade and other
	Corporate obligations	Non- agency CMOs & ABS	Equity securities	Other	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other assets	Other liabilities
Fair value September 30, 2014	$—	$11	$44	$2,309	$86,696	$114,039	$211,666		$1,731	$787	$(58)
Total gains (losses) for the period:
Included in earnings	—	—	5	(66)	11,042	25	29,760	(1)	97	(787)	(1,687)
Included in other comprehensive income	—	—	—	—	(6,090)	(1,700)	—		—	—	—
Purchases and contributions	—	—	20	24,791	—	—	7,365		—	—	—
Sales	—	—	—	(25,400)	(63,611)	—	(1,696)		—	—	—
Redemptions by issuer	—	—	—	—	—	(250)	—		(681)	—	—
Distributions	—	(1)	—	—	—	—	(37,553)		(410)	—	—
Transfers: (2)
Into Level 3	209	—	—	—	—	—	—		—	—	—
Out of Level 3	—	—	(55)	—	—	—	—		—	—	—
Fair value June 30, 2015	$209	$10	$14	$1,634	$28,037	$112,114	$209,542		$737	$—	$(1,745)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$—	$5	$—	$—	$—	$30,015		$97	$—	$(2,459)

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

As of June 30, 2016, 8% of our assets and 3.2% of our liabilities are instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of June 30, 2016 represent 15.0% of our assets measured at fair value. In comparison, as of June 30, 2015, 7.6% and 3% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of June 30, 2015 represented 19% of our assets measured at fair value. Level 3 instruments as a percentage of total financial instruments decreased by 4% as compared to June 30, 2015, primarily as a result of the decrease in fair value of our ARS portfolio since June 30, 2015. The ARS decrease is due to a decline in fair values and to a lesser extent, sales or redemptions.

Index

Gains and losses related to Level 3 recurring fair value measurements included in earnings are presented in net trading profit, other revenues and other comprehensive income in our Condensed Consolidated Statements of Income and Comprehensive Income as follows:

	Net trading profit	Other revenues	Other comprehensive income
	(in thousands)
For the three months ended June 30, 2016
Total (losses) gains included in revenues	$(48)	$14,643	$—
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(33)	$15,129	$(2,982)

For the nine months ended June 30, 2016
Total (losses) gains included in revenues	$(534)	$17,364	$—
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(143)	$17,717	$(12,250)

For the three months ended June 30, 2015
Total (losses) gains included in revenues	$(26)	$19,873	—
Change in unrealized gains (losses) for assets held at the end of the reporting period	$—	$9,102	$(9,385)

For the nine months ended June 30, 2015
Total (losses) gains included in revenues	$(61)	$38,450	$—
Change in unrealized gains (losses) for assets held at the end of the reporting period	$5	$27,653	$(7,790)

Index

Quantitative information about level 3 fair value measurements

The significant assumptions used in the valuation of level 3 financial instruments are as follows (the table that follows includes the significant majority of the financial instruments we hold that are classified as level 3 measures):

Level 3 financial instrument	Fair value at June 30, 2016 (in thousands)	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements:
Available for sale securities:
ARS:
Municipals - issuer is a municipality	$10,238	Discounted cash flow	Average discount rate(a)	5.37% - 6.44% (5.91%)
			Average interest rates applicable to future interest income on the securities(b)	0.90% - 1.73% (1.32%)
			Prepayment year(c)	2018 - 2025 (2022)
Municipals - tax-exempt preferred securities	$14,655	Discounted cash flow	Average discount rate(a)	4.56% - 5.56% (5.06%)
			Average interest rates applicable to future interest income on the securities(b)	0.75% - 0.75% (0.75%)
			Prepayment year(c)	2016 - 2021 (2021)
Preferred securities - taxable	$100,146	Discounted cash flow	Average discount rate(a)	4.79% - 6.30% (5.50%)
			Average interest rates applicable to future interest income on the securities(b)	1.02% - 2.17% (1.11%)
			Prepayment year(c)	2016 - 2021 (2021)
Private equity investments:	$61,466	Income or market approach:
		Scenario 1 - income approach - discounted cash flow	Discount rate(a)	13% - 20% (17.8%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2017 - 2021 (2020)
		Scenario 2 - market approach - market multiple method	EBITDA Multiple(d)	4.75 - 7.5 (6.1)
			Weighting assigned to outcome of scenario 1/scenario 2	80%/20%
	$149,044	Transaction price or other investment-specific events(e)	Not meaningful(e)	Not meaningful(e)
Nonrecurring measurements:
Impaired loans: residential	$22,813	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.21 yrs.)
Impaired loans: corporate	$30,185	Appraisal or discounted cash flow value(f)	Not meaningful(f)	Not meaningful(f)

(a)	Represents discount rates used when we have determined that market participants would take these discounts into account when pricing the investments.

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

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of June 30, 2016, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

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

Index

The estimated fair values by level within the fair value hierarchy and the carrying amounts of our financial instruments that are not carried at fair value are as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
	(in thousands)
June 30, 2016
Financial assets:
Bank loans, net (1)	$—	$105,436	$14,640,658	$14,746,094	$14,660,084

Financial liabilities:
Bank deposits	$—	$13,397,658	$339,816	$13,737,474	$13,732,194
Other borrowings (2)	$—	$35,696	$—	$35,696	$34,495
Senior notes payable	$369,600	$636,388	$—	$1,005,988	$899,342

September 30, 2015
Financial assets:
Bank loans, net (1)	$—	$105,199	$12,799,065	$12,904,264	$12,907,776

Financial liabilities:
Bank deposits	$—	$11,564,963	$358,981	$11,923,944	$11,919,881
Other borrowings (2)	$—	$38,455	$—	$38,455	$37,716
Senior notes payable	$368,760	$892,963	$—	$1,261,723	$1,149,222

(1)	Excludes all impaired loans and loans held for sale which have been recorded at fair value in the Condensed Consolidated Statements of Financial Condition at June 30, 2016 and September 30, 2015.

(2)
Excludes the components of other borrowings that are recorded at amounts that approximate their fair value in the Condensed Consolidated Statements of Financial Condition at June 30, 2016 and September 30, 2015.

NOTE 6 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	June 30, 2016		September 30, 2015
	Trading instruments	Instruments sold but not yet purchased	Trading instruments	Instruments sold but not yet purchased
	(in thousands)
Municipal and provincial obligations	$276,737	$839	$206,063	$18,313
Corporate obligations	86,290	18,388	95,317	33,184
Government and agency obligations	108,982	233,302	115,947	205,658
Agency MBS and CMOs	166,922	6,575	117,570	5,007
Non-agency CMOs and ABS	40,858	13,368	46,940	—
Total debt securities	679,789	272,472	581,837	262,162

Derivative contracts (1)	58,789	11,298	42,086	20,239
Equity securities	55,832	1,529	28,344	3,098
Brokered certificates of deposit	44,863	—	30,803	—
Other	5,675	—	7,481	2,494
Total	$844,948	$285,299	$690,551	$287,993

(1)
Represents the derivative contracts held for trading purposes. These balances do not include all derivative instruments. See Note 14 for further information regarding all of our derivative transactions, and see Note 15 for additional information regarding offsetting financial instruments.

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

There were no proceeds from the sale of available for sale securities held by RJ Bank during the three and nine months ended June 30, 2016. There were $12.2 million of proceeds, and a loss which is included in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income in the amount of $600 thousand, arising from the sale of available for sale securities held by RJ Bank in the three and nine months ended June 30, 2015.

There were no proceeds from the sale or redemption of ARS during the three months ended June 30, 2016. There were $1.6 million of proceeds, and a gain in the amount of $100 thousand which is included in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income arising from the sale or redemption of ARS in the nine months ended June 30, 2016. Sale or redemption activities within the ARS portion of the portfolio during the three and nine months ended June 30, 2015 resulted in aggregate proceeds of $63.6 million and $63.9 million, respectively, and gains which are included in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income in the amount of $11 million and $11.1 million, respectively. Nearly all of the ARS proceeds, as well as the gain arising during the three and nine months ended June 30, 2015, resulted from the sale of all of our Jefferson County, Alabama Limited Obligation School Warrants ARS.

The amortized cost and fair values of available for sale securities are as follows:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
June 30, 2016
Available for sale securities:
Agency MBS and CMOs	$353,275	$2,719	$(348)	$355,646
Non-agency CMOs (1)	65,487	4	(3,906)	61,585
Other securities	1,575	—	(61)	1,514
Total RJ Bank available for sale securities	420,337	2,723	(4,315)	418,745

Auction rate securities:
Municipal obligations	27,491	14	(2,612)	24,893
Preferred securities	104,302	—	(4,156)	100,146
Total auction rate securities	131,793	14	(6,768)	125,039
Total available for sale securities	$552,130	$2,737	$(11,083)	$543,784

September 30, 2015
Available for sale securities:
Agency MBS and CMOs	$301,001	$1,538	$(344)	$302,195
Non-agency CMOs (2)	75,678	18	(4,327)	71,369
Other securities	1,575	—	(173)	1,402
Total RJ Bank available for sale securities	378,254	1,556	(4,844)	374,966

Auction rate securities:
Municipal obligations	28,966	576	(1,527)	28,015
Preferred securities	104,302	6,447	—	110,749
Total auction rate securities	133,268	7,023	(1,527)	138,764
Total available for sale securities	$511,522	$8,579	$(6,371)	$513,730

(1)
As of June 30, 2016, the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in accumulated other comprehensive income (loss) (“AOCI”) was $3.1 million (before taxes). See Note 18 for additional information.

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

	June 30, 2016
	Within one year	After one but within five years	After five but within ten years	After ten years	Total
	($ in thousands)
Agency MBS & CMOs:
Amortized cost	$2	$23,590	$84,220	$245,463	$353,275
Carrying value	2	24,001	84,963	246,680	355,646
Weighted-average yield	0.88%	1.61%	1.50%	1.41%	1.44%

Non-agency CMOs:
Amortized cost	$—	$—	$—	$65,487	$65,487
Carrying value	—	—	—	61,585	61,585
Weighted-average yield	—	—	—	2.54%	2.54%

Other securities:
Amortized cost	$—	$—	$—	$1,575	$1,575
Carrying value	—	—	—	1,514	1,514
Weighted-average yield	—	—	—	—	—

Sub-total agency MBS & CMOs, non-agency CMOs, and other securities:
Amortized cost	$2	$23,590	$84,220	$312,525	$420,337
Carrying value	2	24,001	84,963	309,779	418,745
Weighted-average yield	0.88%	1.61%	1.50%	1.63%	1.60%

Auction rate securities:
Municipal obligations
Amortized cost	$—	$—	$—	$27,491	$27,491
Carrying value	—	—	—	24,893	24,893
Weighted-average yield	—	—	—	0.90%	0.90%

Preferred securities:
Amortized cost	$—	$—	$—	$104,302	$104,302
Carrying value	—	—	—	100,146	100,146
Weighted-average yield	—	—	—	0.85%	0.85%

Sub-total auction rate securities:
Amortized cost	$—	$—	$—	$131,793	$131,793
Carrying value	—	—	—	125,039	125,039
Weighted-average yield	—	—	—	0.86%	0.86%

Total available for sale securities:
Amortized cost	$2	$23,590	$84,220	$444,318	$552,130
Carrying value	2	24,001	84,963	434,818	543,784
Weighted-average yield	0.88%	1.61%	1.50%	1.41%	1.43%

Index

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2016
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$70,899	$(224)	$23,123	$(124)	$94,022	$(348)
Non-agency CMOs	4,306	(28)	56,681	(3,878)	60,987	(3,906)
Other securities	1,514	(61)	—	—	1,514	(61)
ARS municipal obligations	13,125	(776)	11,520	(1,836)	24,645	(2,612)
ARS preferred securities	98,617	(4,156)	—	—	98,617	(4,156)
Total	$188,461	$(5,245)	$91,324	$(5,838)	$279,785	$(11,083)

	September 30, 2015
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$3,488	$(37)	$29,524	$(307)	$33,012	$(344)
Non-agency CMOs	—	—	65,854	(4,327)	65,854	(4,327)
Other securities	1,402	(173)	—	—	1,402	(173)
ARS municipal obligations	225	(3)	11,627	(1,524)	11,852	(1,527)
Total	$5,115	$(213)	$107,005	$(6,158)	$112,120	$(6,371)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS and CMOs. At June 30, 2016 of the 19 U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, 16 were in a continuous unrealized loss position for less than 12 months and three were for 12 months or more. We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

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

The significant assumptions used in the cash flow analysis of non-agency CMOs are as follows:

	June 30, 2016
	Range	Weighted- average (1)
Default rate	0% - 6.7%	3.00%
Loss severity	0% - 66.5%	35.99%
Prepayment rate	5.6% - 22.4%	11.38%

(1)	Represents the expected activity for the next twelve months.

Index

At June 30, 2016, 15 of the 16 non-agency CMOs were in a continuous unrealized loss position. Fourteen were in that position for 12 months or more and one was in a continuous unrealized loss position for less than 12 months. Based on the expected cash flows derived from the model utilized in our analysis, we expect to recover all unrealized losses not already recorded in earnings on our non-agency CMOs. However, it is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in the cash flows expected to be collected on these securities and potential future OTTI losses. As residential mortgage loans are the underlying collateral of these securities, the unrealized losses at June 30, 2016 reflect the uncertainty in the markets for these instruments.

ARS

Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them. The par value of the ARS we hold as of June 30, 2016 is $154.2 million. Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired, as we have the ability and intent to hold these securities to maturity. All of our ARS securities are evaluated for OTTI on a quarterly basis.

As of June 30, 2016, there were 37 ARS preferred securities with a fair value less than their cost basis, indicating potential impairment. We analyzed the credit ratings associated with each of these securities as an indicator of potential credit impairment, and including subsequent ratings changes, determined that all of these securities maintained investment grade ratings by at least one rating agency. We have the ability and intent to hold these securities to maturity and expect to recover their entire cost basis and therefore concluded that none of the potential impairment within our ARS preferred securities portfolio is related to potential credit loss.

Within our municipal ARS holdings as of June 30, 2016, there were nine municipal ARS with a fair value less than their cost basis, indicating potential impairment. We analyzed the credit ratings associated with these securities as an indicator of potential credit impairment, and including subsequent ratings changes, determined that all of these securities maintained investment grade ratings by at least one rating agency. We have the ability and intent to hold these securities to maturity and expect to recover their entire cost basis and therefore concluded that none of the potential impairment within our municipal ARS portfolio is related to potential credit loss.

Other-than-temporarily impaired securities

Although there is no intent to sell either our ARS or our non-agency CMOs, and it is not more likely than not that we will be required to sell these securities, as of June 30, 2016 we do not expect to recover the entire amortized cost basis of certain securities within the non-agency CMO available for sale security portfolio.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available for sale securities are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Amount related to credit losses on securities we held at the beginning of the period	$11,847	$18,703	$11,847	$18,703
Decreases to the amount related to credit loss for securities sold during the period	—	(6,856)	—	(6,856)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	—	—	—	—
Amount related to credit losses on securities we held at the end of the period	$11,847	$11,847	$11,847	$11,847

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

Index

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

The following table presents the balances for both the held for sale and held for investment loan portfolios, as well as the associated percentage of each portfolio segment in RJ Bank’s total loan portfolio:

	June 30, 2016		September 30, 2015
	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	$206,918	1%	$119,519	1%
Loans held for investment:
Domestic:
C&I loans	6,209,975	42%	5,893,631	44%
CRE construction loans	164,798	1%	126,402	1%
CRE loans	2,099,587	14%	1,679,332	13%
Tax-exempt loans	701,339	5%	484,537	4%
Residential mortgage loans	2,349,086	16%	1,959,786	15%
SBL	1,825,585	12%	1,479,562	11%
Foreign:
C&I loans	1,109,219	7%	1,034,387	8%
CRE construction loans	13,989	—	35,954	—
CRE loans	352,786	2%	374,822	3%
Residential mortgage loans	2,301	—	2,828	—
SBL	1,905	—	1,942	—
Total loans held for investment	14,830,570		13,073,183
Net unearned income and deferred expenses	(41,090)		(32,424)
Total loans held for investment, net(1)	14,789,480		13,040,759

Total loans held for sale and investment	14,996,398	100%	13,160,278	100%
Allowance for loan losses	(196,882)		(172,257)
Bank loans, net	$14,799,516		$12,988,021

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At June 30, 2016, the Federal Home Loan Bank of Atlanta (“FHLB”) had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 12 for more information regarding borrowings from the FHLB.

Loans held for sale

RJ Bank originated or purchased $339.3 million and $1.4 billion of loans held for sale during the three and nine months ended June 30, 2016, respectively, and $242.3 million and $859.9 million during the three and nine months ended June 30, 2015, respectively. Proceeds from the sale of held for sale loans amounted to $73.4 million and $244.3 million during the three and nine months ended June 30, 2016, respectively, and $65.2 million and $162.7 million during the three and nine months ended June 30, 2015, respectively. Net gains resulting from such sales amounted to $500 thousand and $1.2 million during the three and nine months ended June 30, 2016, respectively and $600 thousand and $1.3 million during the three and nine months ended June 30, 2015, respectively. Unrealized losses recorded in the Condensed Consolidated Statements of Income and Comprehensive Income to reflect the loans held for sale at the lower of cost or market value were $200 thousand and $300 thousand in the three and nine months ended June 30, 2016, respectively, and were insignificant and $200 thousand in the three and nine months ended June 30, 2015, respectively.

Index

Purchases and sales of loans held for investment

As more fully described in Note 2 of our 2015 Form 10-K, corporate loan sales generally occur as part of a loan workout situation.

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	C&I		CRE	Residential mortgage		Total
	(in thousands)
Three months ended June 30, 2016
Purchases	$144,604		$12,804	$90,801	(3)	$248,209
Sales (1)	$21,003	(2)	$—	$—		$21,003

Nine months ended June 30, 2016
Purchases	$293,711		$19,844	$301,624	(4)	$615,179
Sales (1)	$92,818	(2)	$—	$—		$92,818

Three months ended June 30, 2015
Purchases	$186,982		$—	$5,381		$192,363
Sales (1)	$23,068		$—	$—		$23,068

Nine months ended June 30, 2015
Purchases	$447,263		$—	$218,690	(5)	$665,953
Sales (2)	$55,428		$—	$—		$55,428

(1)
Represents the recorded investment of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. Corporate loan sales generally occur as part of a loan workout situation.

(2)	Loans transferred to held for sale and still outstanding amounted to $39.8 million as of June 30, 2016.

(3)	Includes the purchase from another financial institution of residential mortgage loans totaling $62.4 million in principal loan balance.

(4)	Includes purchases from another financial institution of residential mortgage loans totaling $242 million in principal loan balance.

(5)	Includes the purchase from another financial institution of residential mortgage loans totaling $207.3 million in principal loan balance.

Index

Aging analysis of loans held for investment

The following table presents an analysis of the payment status of loans held for investment:

	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual (1)	Current and accruing	Total loans held for investment (2)
	(in thousands)
As of June 30, 2016:
C&I loans	$148	$—	$148	$36,264	$7,282,782	$7,319,194
CRE construction loans	—	—	—	—	178,787	178,787
CRE loans	—	—	—	4,364	2,448,009	2,452,373
Tax-exempt loans	—	—	—	—	701,339	701,339
Residential mortgage loans:
First mortgage loans	2,395	—	2,395	40,628	2,288,253	2,331,276
Home equity loans/lines	77	—	77	84	19,950	20,111
SBL	—	—	—	—	1,827,490	1,827,490
Total loans held for investment, net	$2,620	$—	$2,620	$81,340	$14,746,610	$14,830,570

As of September 30, 2015:
C&I loans	$163	$—	$163	$—	$6,927,855	$6,928,018
CRE construction loans	—	—	—	—	162,356	162,356
CRE loans	—	—	—	4,796	2,049,358	2,054,154
Tax-exempt	—	—	—	—	484,537	484,537
Residential mortgage loans:
First mortgage loans	2,906	—	2,906	47,504	1,891,384	1,941,794
Home equity loans/lines	30	—	30	319	20,471	20,820
SBL	—	—	—	—	1,481,504	1,481,504
Total loans held for investment, net	$3,099	$—	$3,099	$52,619	$13,017,465	$13,073,183

(1)	Includes $54.8 million and $22.4 million of nonaccrual loans at June 30, 2016 and September 30, 2015, respectively, which are performing pursuant to their contractual terms.

(2)	Excludes any net unearned income and deferred expenses.

Nonperforming loans represent those loans on nonaccrual status, troubled debt restructurings, and accruing loans which are 90 days or more past due and in the process of collection. The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $400 thousand and $1.2 million for the three and nine months ended June 30, 2016, respectively, and $400 thousand and $1.1 million for the three and nine months ended June 30, 2015, respectively. The interest income recognized on nonperforming loans was $200 thousand and $700 thousand for the three and nine months ended June 30, 2016, respectively and $300 thousand and $900 thousand for the three and nine months ended June 30, 2015, respectively.

Other real estate owned, included in other assets on our Condensed Consolidated Statements of Financial Condition, was $4.8 million at June 30, 2016 and $4.6 million at September 30, 2015. The recorded investment of mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings are in process was $20.9 million at June 30, 2016 and $24.6 million at September 30, 2015.

Index

Impaired loans and troubled debt restructurings

The following table provides a summary of RJ Bank’s impaired loans:

	June 30, 2016			September 30, 2015
	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
	(in thousands)
Impaired loans with allowance for loan losses:(1)
C&I loans	$36,264	$36,444	$10,443	$10,599	$11,204	$1,132
Residential - first mortgage loans	32,533	43,944	2,715	35,442	48,828	4,014
Total	68,797	80,388	13,158	46,041	60,032	5,146

Impaired loans without allowance for loan losses:(2)
CRE loans	4,364	11,611	—	4,796	11,611	—
Residential - first mortgage loans	17,778	26,386	—	20,221	29,598	—
Total	22,142	37,997	—	25,017	41,209	—
Total impaired loans	$90,939	$118,385	$13,158	$71,058	$101,241	$5,146

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The preceding table includes $4.4 million CRE, and $29.6 million residential first mortgage TDR’s at June 30, 2016, and $4.8 million CRE, $10.6 million C&I, and $32.8 million residential first mortgage TDR’s at September 30, 2015.

The average balance of the total impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Average impaired loan balance:
C&I loans	$18,836	$11,059	$12,200	$11,508
CRE loans	4,408	15,053	4,540	16,613
Residential mortgage loans:
First mortgage loans	50,797	57,305	52,414	60,097
Total	$74,041	$83,417	$69,154	$88,218

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$320	$409	$1,018	$1,139
Total	$320	$409	$1,018	$1,139

During the three and nine months ended June 30, 2016 and 2015, RJ Bank granted concessions to borrowers having financial difficulties, for which the resulting modification was deemed a TDR.  These concessions granted for the respective first mortgage residential loans were interest rate reductions, maturity date extensions or capitalization of past due payments.

Index

The table below presents the TDRs that occurred during the respective periods presented:

	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	($ in thousands)
Three months ended June 30, 2016
Residential – first mortgage loans	—	$—	$—

Nine months ended June 30, 2016
Residential – first mortgage loans	1	$236	$236

Three months ended June 30, 2015
Residential – first mortgage loans	3	$836	$897

Nine months ended June 30, 2015
Residential – first mortgage loans	5	$1,081	$1,145

There were no TDRs for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default during the three and nine months ended June 30, 2016 and 2015. As of June 30, 2016, RJ Bank had no outstanding commitments on TDRs and had one outstanding commitment on a C&I TDR at September 30, 2015 in the amount of $600 thousand.

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

Index

The credit quality of RJ Bank’s held for investment loan portfolio is as follows:

	Pass	Special mention(1)	Substandard(1)	Doubtful(1)	Total
	(in thousands)
June 30, 2016
C&I	$7,115,986	$72,887	$130,321	$—	$7,319,194
CRE construction	178,787	—	—	—	178,787
CRE	2,447,839	—	4,534	—	2,452,373
Tax-exempt	701,339	—	—	—	701,339
Residential mortgage:
First mortgage	2,264,158	14,155	52,963	—	2,331,276
Home equity	19,626	313	172	—	20,111
SBL	1,827,490	—	—	—	1,827,490
Total	$14,555,225	$87,355	$187,990	$—	$14,830,570

September 30, 2015
C&I	$6,739,179	$97,623	$91,216	$—	$6,928,018
CRE construction	162,356	—	—	—	162,356
CRE	2,034,692	39	19,423	—	2,054,154
Tax-exempt	484,537	—	—	—	484,537
Residential mortgage:
First mortgage	1,868,044	14,890	58,860	—	1,941,794
Home equity	20,372	128	320	—	20,820
SBL	1,481,504	—	—	—	1,481,504
Total	$12,790,684	$112,680	$169,819	$—	$13,073,183

(1)	Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

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

The table below presents the most recently available update of the performing residential first mortgage loan portfolio summarized by current LTV. The amounts in the table represent the entire loan balance:

Balance(1)
(in thousands)
LTV range:
LTV less than 50%	$716,985
LTV greater than 50% but less than 80%	1,194,729
LTV greater than 80% but less than 100%	80,102
LTV greater than 100%, but less than 120%	11,499
LTV greater than 120%	1,113
Total	$2,004,428

(1)	Excludes loans that have full repurchase recourse for any delinquent loans.

Index

Allowance for loan losses and reserve for unfunded lending commitments

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

	Loans held for investment
	C&I	CRE construction	CRE	Tax-exempt	Residential mortgage	SBL(1)	Total
	(in thousands)
Three months ended June 30, 2016
Balance at beginning of period	$137,299	$2,553	$32,668	$7,034	$11,254	$3,412	$194,220
Provision for loan losses	223	898	445	974	722	190	3,452
Net (charge-offs)/recoveries:
Charge-offs	(782)	—	—	—	(47)	—	(829)
Recoveries	—	—	—	—	91	56	147
Net (charge-offs)/recoveries	(782)	—	—	—	44	56	(682)
Foreign exchange translation adjustment	(73)	(18)	(17)	—	—	—	(108)
Balance at June 30, 2016	$136,667	$3,433	$33,096	$8,008	$12,020	$3,658	$196,882

Nine months ended June 30, 2016
Balance at beginning of period	$117,623	$2,707	$30,486	$5,949	$12,526	$2,966	$172,257
Provision (benefit) for loan losses	21,398	746	2,557	2,059	(384)	615	26,991
Net (charge-offs)/recoveries:
Charge-offs	(2,476)	—	—	—	(963)	—	(3,439)
Recoveries	—	—	—	—	841	77	918
Net (charge-offs)/recoveries	(2,476)	—	—	—	(122)	77	(2,521)
Foreign exchange translation adjustment	122	(20)	53	—	—	—	155
Balance at June 30, 2016	$136,667	$3,433	$33,096	$8,008	$12,020	$3,658	$196,882

Three months ended June 30, 2015
Balance at beginning of period	$111,125	$1,675	$25,717	$3,909	$15,076	$2,506	$160,008
(Benefit) provision for loan losses	(1,365)	301	(1,912)	239	(545)	273	(3,009)
Net (charge-offs)/recoveries:
Charge-offs	—	—	—	—	(687)	—	(687)
Recoveries	—	—	3,773	—	409	6	4,188
Net (charge-offs)/recoveries	—	—	3,773	—	(278)	6	3,501
Foreign exchange translation adjustment	83	5	43	—	—	—	131
Balance at June 30, 2015	$109,843	$1,981	$27,621	$4,148	$14,253	$2,785	$160,631

Nine months ended June 30, 2015
Balance at beginning of period	$103,179	$1,594	$25,022	$1,380	$14,350	$2,049	$147,574
Provision (benefit) for loan losses	6,999	418	(850)	2,768	242	716	10,293
Net (charge-offs)/recoveries:
Charge-offs	(238)	—	—	—	(1,325)	—	(1,563)
Recoveries	536	—	3,773	—	986	20	5,315
Net recoveries/(charge-offs)	298	—	3,773	—	(339)	20	3,752
Foreign exchange translation adjustment	(633)	(31)	(324)	—	—	—	(988)
Balance at June 30, 2015	$109,843	$1,981	$27,621	$4,148	$14,253	$2,785	$160,631

(1)	The SBL portfolio segment includes securities based and other consumer loans.

Index

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

	Loans held for investment
	Allowance for loan losses			Recorded investment(1)
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(in thousands)
June 30, 2016
C&I	$10,443	$126,224	$136,667	$36,264	$7,282,930	$7,319,194
CRE construction	—	3,433	3,433	—	178,787	178,787
CRE	—	33,096	33,096	4,364	2,448,009	2,452,373
Tax-exempt	—	8,008	8,008	—	701,339	701,339
Residential mortgage	2,725	9,295	12,020	56,958	2,294,429	2,351,387
SBL	—	3,658	3,658	—	1,827,490	1,827,490
Total	$13,168	$183,714	$196,882	$97,586	$14,732,984	$14,830,570

September 30, 2015
C&I	$1,132	$116,491	$117,623	$10,599	$6,917,419	$6,928,018
CRE construction	—	2,707	2,707	—	162,356	162,356
CRE	—	30,486	30,486	4,796	2,049,358	2,054,154
Tax-exempt	—	5,949	5,949	—	484,537	484,537
Residential mortgage	4,046	8,480	12,526	62,706	1,899,908	1,962,614
SBL	—	2,966	2,966	—	1,481,504	1,481,504
Total	$5,178	$167,079	$172,257	$78,101	$12,995,082	$13,073,183

(1)	Excludes any net unearned income and deferred expenses.

The reserve for unfunded lending commitments, included in trade and other payables on our Condensed Consolidated Statements of Financial Condition, was $8.6 million and $9.7 million at June 30, 2016 and September 30, 2015, respectively.

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

Refer to Note 2 on pages 118 - 121 of our 2015 Form 10-K for a description of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary of any VIEs.  Other than as described below, as of June 30, 2016 there have been no significant changes in either the nature of our involvement with, or the accounting policies associated with the analysis of, VIEs as described in the 2015 Form 10-K.

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

	Aggregate assets (1)	Aggregate liabilities (1)
	(in thousands)
June 30, 2016
LIHTC Funds	$110,627	$26,013
Guaranteed LIHTC Fund (2)	64,124	2,512
Restricted Stock Trust Fund	11,359	11,359
EIF Funds	3,864	—
Total	$189,974	$39,884

September 30, 2015
LIHTC Funds	$143,111	$41,125
Guaranteed LIHTC Fund (2)	71,231	2,263
Restricted Stock Trust Fund	6,405	6,405
EIF Funds	4,627	—
Total	$225,374	$49,793

(1)
Aggregate assets and aggregate liabilities differ from the consolidated carrying value of assets and liabilities due to the elimination of intercompany assets and liabilities held by the consolidated VIE.

(2)
In connection with one of the multi-investor tax credit funds in which RJTCF is the managing member, RJTCF has provided one investor member with a guaranteed return on their investment in the fund (the “Guaranteed LIHTC Fund”). See Note 17 for additional information regarding this commitment.

Index

The following table presents information about the carrying value of the assets, liabilities and equity of the VIEs which we consolidate and which are included within our Condensed Consolidated Statements of Financial Condition. The noncontrolling interests presented in this table represent the portion of these net assets which are not ours.

	June 30, 2016	September 30, 2015
	(in thousands)
Assets:
Assets segregated pursuant to regulations and other segregated assets	$7,785	$8,525
Receivables, other	5,494	5,542
Investments in real estate partnerships held by consolidated variable interest entities	160,824	199,678
Trust fund investment in RJF common stock (1)	11,358	6,404
Prepaid expenses and other assets	3,764	4,297
Total assets	$189,225	$224,446

Liabilities and equity:
Trade and other payables	$6,632	$12,424
Intercompany payables	11,328	6,400
Loans payable of consolidated variable interest entities (2)	12,409	25,960
Total liabilities	30,369	44,784
RJF equity	6,092	6,121
Noncontrolling interests	152,764	173,541
Total equity	158,856	179,662
Total liabilities and equity	$189,225	$224,446

(1)	Included in treasury stock in our Condensed Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans.

The following table presents information about the net income (loss) of the VIEs which we consolidate, and is included within our Condensed Consolidated Statements of Income and Comprehensive Income. The noncontrolling interests presented in this table represent the portion of the net loss from these VIEs which is not ours.

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Interest	$—	$—	$2	$2
Other	(447)	(349)	(33)	(57)
Total revenues	(447)	(349)	(31)	(55)
Interest expense	(178)	(404)	(803)	(1,470)
Net revenues	(625)	(753)	(834)	(1,525)
Non-interest expenses (1)	14,014	10,318	32,433	29,417
Net loss including noncontrolling interests	(14,639)	(11,071)	(33,267)	(30,942)
Net loss attributable to noncontrolling interests	(14,619)	(11,032)	(33,238)	(30,890)
Net loss attributable to RJF	$(20)	$(39)	$(29)	$(52)

(1)	Primarily comprised of items reported in other expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

Low-income housing tax credit funds

RJTCF is the managing member or general partner in 103 separate low-income housing tax credit funds having one or more investor members or limited partners, 90 of which are determined to be VIEs and 13 of which are determined not to be VIEs. RJTCF has concluded that it is the primary beneficiary of six non-guaranteed LIHTC Fund VIEs and, accordingly, consolidates these funds. In addition, RJTCF consolidates the one Guaranteed LIHTC Fund VIE it sponsors (see Note 17 for further discussion

Index

of the guarantee obligation as well as other RJTCF commitments).  RJTCF also consolidates seven of the funds it determined not to be VIEs.

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

	June 30, 2016			September 30, 2015
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
LIHTC Funds	$3,831,647	$1,283,102	$97,110	$3,317,594	$951,465	$42,244
NMTC Funds	65,251	59	12	65,388	40	12
Other Real Estate Limited Partnerships and LLCs	29,523	37,062	140	29,523	37,062	163
Total	$3,926,421	$1,320,223	$97,262	$3,412,505	$988,567	$42,419

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

The aggregate assets, liabilities, and our exposure to loss from Managed Funds in which we hold a variable interest as of the dates indicated are provided in the table below:

	June 30, 2016			September 30, 2015
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
Managed Funds	$101,856	$4,539	$5,154	$83,132	$22	$53

Index

NOTE 10 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The following are our goodwill and net identifiable intangible asset balances as of the dates indicated:

	June 30, 2016	September 30, 2015
	(in thousands)
Goodwill	$322,193	$307,635
Identifiable intangible assets, net	62,700	69,327
Total goodwill and identifiable intangible assets, net	$384,893	$376,962

Our goodwill and identified intangible assets result from various acquisitions. As more fully described in Note 3, in June 2016 we acquired Mummert, and in April 2015 we completed our acquisition of Cougar, both of which included a number of identifiable intangible assets. See Note 13 on pages 152 - 155 of our 2015 Form 10-K for a discussion of the components of our goodwill balance and additional information regarding our identifiable intangible assets which arose from acquisitions completed in prior years. See the discussion of our intangible assets and goodwill accounting policies in Note 2 on pages 116 - 117 of our 2015 Form 10-K.

Goodwill

The following summarizes our goodwill by segment, along with the activity, as of the dates indicated:

	Three months ended June 30,				Nine months ended June 30,
	Segment				Segment
	Private client group	Capital markets		Total	Private client group	Capital markets		Total
	(in thousands)
Fiscal year 2016
Goodwill as of beginning of period	$189,355	$123,650		$313,005	$186,733	$120,902		$307,635
Additions	—	9,012	(1)	9,012	—	9,012	(1)	9,012
Foreign currency translation	102	74		176	2,724	2,822		5,546
Impairment losses	—	—		—	—	—		—
Goodwill as of end of period	$189,457	$132,736		$322,193	$189,457	$132,736		$322,193

Fiscal year 2015
Goodwill as of beginning of period	$174,584	$120,902		$295,486	$174,584	$120,902		$295,486
Impairment losses	—	—		—	—	—		—
Goodwill as of end of period	$174,584	$120,902		$295,486	$174,584	$120,902		$295,486

(1) The addition during fiscal year 2016 arose from our June 2016 acquisition of Mummert (see Note 3 for additional information regarding this acquisition).

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

Index

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

Index

Identifiable intangible assets, net

The following table sets forth our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the periods indicated:

	Segment
	Private client group	Capital markets		Asset management		RJ Bank	Total
	(in thousands)
For the three months ended June 30, 2016
Net identifiable intangible assets as of beginning of period	$17,415	$29,892		$15,199		$1,453	$63,959
Additions	—	1,013	(1)	—		132	1,145
Amortization expense	(384)	(1,405)		(541)		(111)	(2,441)
Foreign currency translation	—	1		36		—	37
Impairment losses	—	—		—		—	—
Net identifiable intangible assets as of end of period	$17,031	$29,501		$14,694		$1,474	$62,700

For the nine months ended June 30, 2016
Net identifiable intangible assets as of beginning of period	$18,182	$32,532		$17,137		$1,476	$69,327
Additions	—	1,013	(1)	—		292	1,305
Amortization expense	(1,151)	(4,045)		(1,722)		(294)	(7,212)
Foreign currency translation	—	1		(501)		—	(500)
Impairment losses	—	—		—		—	—
Other	—	—		(220)		—	(220)
Net identifiable intangible assets as of end of period	$17,031	$29,501		$14,694		$1,474	$62,700

For the three months ended June 30, 2015
Net identifiable intangible assets as of beginning of period	$8,333	$35,225		$10,330		$1,299	$55,187
Additions	—	—		5,873	(2)	191	6,064
Amortization expense	(139)	(1,374)		(491)		(86)	(2,090)
Impairment losses	—	—		—		—	—
Net identifiable intangible assets as of end of period	$8,194	$33,851		$15,712		$1,404	$59,161

For the nine months ended June 30, 2015
Net identifiable intangible assets as of beginning of period	$8,611	$37,975		$10,996		$1,193	$58,775
Additions	—	—		5,873	(2)	424	6,297
Amortization expense	(417)	(4,124)		(1,157)		(213)	(5,911)
Impairment losses	—	—		—		—	—
Net identifiable intangible assets as of end of period	$8,194	$33,851		$15,712		$1,404	$59,161

(1)
The additions are directly attributable to the acquisition of identifiable intangible assets, primarily a customer relationship intangible asset, arising from our acquisition of Mummert (see Note 3 for additional information). The weighted-average useful life associated with the addition is 1 year.

(2)
The additions are directly attributable to the acquisition of identifiable intangible assets, primarily a customer relationship intangible asset, arising from our acquisition of Cougar (see Note 3 for additional information). The weighted-average useful life associated with the additions is 9.3 years.

Index

Identifiable intangible assets by type are presented below:

	June 30, 2016		September 30, 2015
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
	(in thousands)
Customer relationships	$74,728	$(21,075)	$75,217	$(17,759)
Trade name	4,006	(343)	4,278	(111)
Developed technology	12,630	(9,649)	12,630	(7,754)
Intellectual property	524	(61)	561	(23)
Non-compete agreements	989	(523)	1,018	(206)
Mortgage servicing rights	2,359	(885)	2,067	(591)
Total	$95,236	$(32,536)	$95,771	$(26,444)

NOTE 11 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit of RJ Bank. The following table presents a summary of bank deposits including the weighted-average rate:

	June 30, 2016		September 30, 2015
	Balance	Weighted-average rate (1)	Balance	Weighted-average rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$5,280	0.01%	$4,752	0.01%
Demand deposits (non-interest-bearing)	9,199	—	9,295	—
Savings and money market accounts	13,383,179	0.05%	11,550,917	0.02%
Certificates of deposit	334,536	1.58%	354,917	1.64%
Total bank deposits(2)	$13,732,194	0.09%	$11,919,881	0.07%

(1)	Weighted-average rate calculation is based on the actual deposit balances at June 30, 2016 and September 30, 2015, respectively.

(2)
Bank deposits exclude affiliate deposits of approximately $509 million and $458 million at June 30, 2016 and September 30, 2015, respectively. These affiliate deposits include $502 million and $451 million, held in a deposit account on behalf of RJF as of June 30, 2016 and September 30, 2015, respectively.

RJ Bank’s savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”) administered by RJ&A. The aggregate amount of time deposit account balances that exceed the FDIC insurance limit at June 30, 2016 is $22.8 million.

Scheduled maturities of certificates of deposit are as follows:

	June 30, 2016		September 30, 2015
	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
	(in thousands)
Three months or less	$10,574	$8,036	$6,206	$7,610
Over three through six months	13,992	12,528	11,731	7,304
Over six through twelve months	22,153	16,972	18,341	14,807
Over one through two years	10,206	7,385	43,133	33,163
Over two through three years	61,366	23,984	33,556	10,825
Over three through four years	54,991	25,382	51,140	23,616
Over four through five years	44,377	22,590	63,351	30,134
Total	$217,659	$116,877	$227,458	$127,459

Index

Interest expense on deposits is summarized as follows:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Certificates of deposit	$1,320	$1,438	$4,174	$4,421
Money market, savings and NOW accounts (1)	1,413	639	3,330	1,883
Total interest expense on deposits	$2,733	$2,077	$7,504	$6,304

(1)	The balances for the three and nine months ended June 30, 2016, respectively, are presented net of interest expense associated with affiliate deposits.

NOTE 12 – OTHER BORROWINGS

The following table details the components of other borrowings:

	June 30, 2016		September 30, 2015
	(in thousands)
Other borrowings:
FHLB advances	$575,000	(1)	$550,000	(2)
Borrowings on secured lines of credit (3)	137,800		115,000
Mortgage notes payable (4)	34,495		37,716
Borrowings on ClariVest revolving credit facility (5)	283		349
Borrowings on unsecured lines of credit (6)	100,000	(7)	—	(7)
Total other borrowings	$847,578		$703,065

(1)
Borrowings from the FHLB as of June 30, 2016 are comprised of three advances. One of the FHLB advances is in the amount of $250 million, and one is in the amount of $300 million, each of these advances mature in September 2017 and have interest rates which reset quarterly. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting all of these balances subject to variable interest rates to a fixed interest rate. Refer to Note 14 for information regarding these interest rate swaps which are accounted for as hedging instruments. The other FHLB advance, in the amount of $25 million, matures in October 2020 and bears interest at a fixed rate of 3.4%. All of the FHLB advances are secured by a blanket lien granted to the FHLB on RJ Bank’s residential mortgage loan portfolio. The weighted average interest rate on these advances as of June 30, 2016 is 0.79%.

(2)
Borrowings from the FHLB as of September 30, 2015 are comprised of two floating-rate advances, one in the amount of $250 million and the other in the amount of $300 million. Both FHLB advances mature in March 2017 and have an interest rate which resets quarterly. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting a substantial portion of these balances subject to variable interest rates to a fixed interest rate. Refer to Note 14 for information regarding these interest rate swaps which are accounted for as hedging instruments. Both of these advances were restructured during fiscal year 2016 in order to extend their maturity date.

(3)	Borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.

(4)
Mortgage notes payable pertain to mortgage loans on our corporate headquarters offices located in St. Petersburg, Florida. These mortgage loans are secured by land, buildings, and improvements with a net book value of $45.5 million at June 30, 2016.  These mortgage loans bear interest at 5.7% with repayment terms of monthly interest and principal debt service and have a January 2023 maturity.

(5)
ClariVest Asset Management, LLC (“ClariVest”), a subsidiary of Eagle, is a party to a revolving line of credit provided by a third party lender (the “ClariVest Facility”). The maximum amount available to borrow under the ClariVest Facility is $500 thousand, bearing interest at a variable rate which is 1% over the lenders prime rate. The ClariVest Facility expires in September 2018.

(6)
In August 2015, RJF entered into a revolving credit facility agreement in which the lenders are a number of financial institutions (the “RJF Credit Facility”). This committed unsecured borrowing facility provides for maximum borrowings of up to $300 million, at variable rates of interest, with a facility maturity in August 2020. There are no borrowings outstanding on the RJF Credit Facility as of either June 30, 2016 or September 30, 2015.

(7)	Borrowings on unsecured lines of credit, with the exception of the RJF Credit Facility, are day-to-day and are generally utilized for cash management purposes.

Index

There were other collateralized financings outstanding in the amount of $266 million and $333 million as of June 30, 2016 and September 30, 2015, respectively. These other collateralized financings are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities. See Note 15 for additional information regarding offsetting asset and liability balances as well as additional information regarding the collateral.

NOTE 13 – SENIOR NOTES PAYABLE

The following summarizes our senior notes payable:

	June 30, 2016	September 30 2015
	(in thousands)
8.60% senior notes, due 2019, net of unaccreted discount of $16 thousand and $20 thousand at June 30, 2016 and September 30, 2015, respectively (1)	$299,984	$299,980
5.625% senior notes, due 2024, net of unaccreted discount of $642 thousand and $704 thousand at June 30, 2016 and September 30, 2015, respectively (2)	249,358	249,296
6.90% senior notes, due 2042 (3)	350,000	350,000
4.25% senior notes, due 2016, net of unaccreted discount of $54 thousand at September 30, 2015 (4)	—	249,946
Total senior notes payable	$899,342	$1,149,222

(1)
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

(4)	In April 2011, we sold in a registered underwritten public offering, $250 million in aggregate principal amount of 4.25% senior notes. The notes matured and were repaid in April 2016.

Issuance of senior notes subsequent to June 30, 2016

On July 12, 2016, in a registered public offering, we issued $800 million in aggregate principal amount of senior notes comprised of two note issuances. One issuance was in the aggregate principal amount of $500 million of 3.625% senior notes, due September 2026, with interest payable semi-annually in arrears commencing on March 15, 2017. The other in the aggregate principal amount of $300 million of 4.95% senior notes, due July 2046, with interest payable semi-annually in arrears commencing on January 15, 2017. Both of these senior notes issuances may be redeemed in whole by us at any time, or in part from time to time prior to the maturity date, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 35 basis points in the case of the $500 million of 3.625% senior notes, and 45 basis points in the case of the $300 million of 4.95% senior notes, in each instance plus accrued and unpaid interest thereon to the redemption date. The aggregate net proceeds after underwriting discounts and commissions and estimated expenses were approximately $791.4 million, and are expected to be used for working capital and for general corporate purposes.

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

The receivable for uncollected derivative transaction fee revenues of RJFP is $7 million at both June 30, 2016 and September 30, 2015, and is included in other receivables on our Condensed Consolidated Statements of Financial Condition.

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

Description of the collateral we hold related to derivative contracts

Where permitted, we elect to net-by-counterparty certain derivative contracts entered into in our OTC Derivatives Operations. Certain of these contracts contain a legally enforceable master netting arrangement that allows for netting of all derivative transactions with each counterparty and, therefore, the fair value of those derivative contracts are netted by counterparty in the Condensed Consolidated Statements of Financial Condition.  The credit support annex related to the interest rate swaps and certain

Index

forward foreign exchange contracts allows parties to the master agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  We accept collateral in the form of cash or other marketable securities.  As we elect to net-by-counterparty the fair value of derivative contracts arising from our OTC Derivatives Operations, we also net-by-counterparty any cash collateral exchanged as part of those derivative agreements. Refer to Note 15 for additional information regarding offsetting asset and liability balances. This cash collateral is recorded net-by-counterparty at the related fair value.  The cash collateral included in the net fair value of all open derivative asset positions arising from our OTC Derivatives Operations aggregates to a net asset of $24 million as of June 30, 2016 and a net liability of $44 million as of September 30, 2015.  The cash collateral included in the net fair value of all open derivative liability positions from our OTC Derivatives Operations aggregates to a net asset of $13 million at June 30, 2016 and $26 million at September 30, 2015.  Our maximum loss exposure under the interest rate swap contracts arising from our OTC Derivatives Operations at June 30, 2016 is $38 million.

RJ Bank provides to counterparties for the benefit of its U.S. subsidiaries, a guarantee of payment in the event of the subsidiaries’ default under forward foreign exchange contracts.  Due to this RJ Bank guarantee and the short-term nature of these derivatives, RJ Bank’s U.S. subsidiaries are not required to post collateral and do not receive collateral with respect to certain derivative contracts with the respective counterparties.  Our maximum loss exposure under the forward foreign exchange contracts arising from RJ Bank’s business operations at June 30, 2016 is $13 million.

Derivative balances included in our financial statements

See the table below for the notional and fair value amounts of both the asset and liability derivatives.

	Asset derivatives
	June 30, 2016				September 30, 2015
	Balance sheet location	Notional amount		Fair value(1)	Balance sheet location	Notional amount		Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts (2)	Prepaid expenses and other assets	$—		$—	Prepaid expenses and other assets	$752,600	(3)	$613
Derivatives not designated as hedging instruments:
Interest rate contracts (4)	Trading instruments	$1,935,842		$160,811	Trading instruments	$2,473,946		$130,095
Interest rate contracts (4)	Trading instruments	$117,364	(3)	$10,140	Trading instruments	$74,873	(3)	$2,612
Interest rate contracts (5)	Derivative instruments associated with offsetting matched book positions	$1,471,975		$430,766	Derivative instruments associated with offsetting matched book positions	$1,649,863		$389,457
Forward foreign exchange contracts (2)	Prepaid expenses and other assets	$—		$—	Prepaid expenses and other assets	$214,300	(3)	$304
	Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts (6)	Trade and other payables	$550,000		$31,978	Trade and other payables	$300,000		$7,545
Forward foreign exchange contracts (2)	Trade and other payables	$927,500	(3)	$8,882	Trade and other payables	$—		$—
Derivatives not designated as hedging instruments:
Interest rate contracts (4)	Trading instruments sold	$1,946,726		$153,048	Trading instruments sold	$1,906,766		$104,255
Interest rate contracts (4)	Trading instruments sold	$128,757	(3)	$6,001	Trading instruments sold	$136,710	(3)	$4,865
Interest rate contracts (5)	Derivative instruments associated with offsetting matched book positions	$1,471,975		$430,766	Derivative instruments associated with offsetting matched book positions	$1,649,863		$389,457
Forward foreign exchange contracts (2)	Trade and other payables	$411,300	(3)	$3,818	Trade and other payables	$—		$—

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and before any netting by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net. See Note 15 for additional information regarding offsetting asset and liability balances.

(2)	These contracts are associated with RJ Bank’s activities to hedge its foreign currency exposure.

(3)	The notional amount presented is denominated in Canadian currency.

(4)	These contracts arise from our OTC Derivatives Operations.

(5)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

(6)	These contracts are associated with our RJ Bank Interest Hedges activities.

Index

Gains (losses) recognized in AOCI, net of income taxes on derivatives are as follows (see Note 18 for additional information):

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Forward foreign exchange contracts	$(2,339)	$(5,339)	$(13,513)	$38,238
RJ Bank Interest Hedges	(6,922)	3,589	(15,126)	2,088
Total (losses) gains recognized in AOCI, net of taxes	$(9,261)	$(1,750)	$(28,639)	$40,326

There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the each of the three and nine months ended June 30, 2016 and 2015. We expect to reclassify an estimated $6.9 million as additional interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is ten years.

The table below sets forth the impact of the derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Location of gain (loss) recognized on derivatives in the Condensed Consolidated Statements of Income and Comprehensive Income	Amount of gain (loss) on derivatives recognized in income
		Three months ended June 30,		Nine months ended June 30,
		2016	2015	2016	2015
		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts (1)	Net trading profit	$1,194	$250	$2,315	$2,530
Interest rate contracts (2)	Other revenues	$23	$143	$69	$209
Forward foreign exchange contracts (3)	Other revenues	$(142)	$(1,420)	$(7,554)	$10,885

(1)	These contracts arise from our OTC Derivatives Operations.

(2)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

(3)	These contracts are associated with RJ Bank’s activities to hedge its foreign currency exposure.

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

Certain of the derivative instruments arising from our OTC Derivatives Operations and from RJ Bank’s forward foreign exchange contracts contain provisions that require our debt to maintain an investment grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could

Index

terminate and request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at June 30, 2016 is $6 million, for which no collateral has been posted in the ordinary course of business. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2016, we would have been required to post an additional $6 million of collateral to our counterparties.

Our only exposure to credit risk in the Offsetting Matched Book Derivatives Operations is related to our uncollected derivative transaction fee revenues. We are not exposed to market risk as it relates to these derivative contracts due to the “pass-through” transaction structure previously described.

Index

NOTE 15 – DISCLOSURE OF OFFSETTING ASSETS AND LIABILITIES, COLLATERAL, ENCUMBERED ASSETS AND REPURCHASE AGREEMENTS

Offsetting assets and liabilities

The following table presents information about the financial and derivative instruments that are offset or subject to an enforceable master netting arrangement or other similar agreement as of the dates indicated:

				Gross amounts not offset in the Statements of Financial Condition
	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Statements of Financial Condition	Net amounts presented in the Statements of Financial Condition	Financial instruments		Cash (received) paid		Net amount
	(in thousands)
As of June 30, 2016:
Assets
Securities purchased under agreements to resell and other collateralized financings	$444,812	$—	$444,812	$(444,812)	(1)	$—		$—
Derivatives - interest rate contracts(2)	160,811	(112,162)	48,649	(26,360)		—		22,289
Derivative instruments associated with offsetting matched book positions	430,766	—	430,766	(430,766)	(3)	—		—
Derivatives - interest rate contracts(4)	10,140	—	10,140	—		—		10,140
Stock borrowed	87,924	—	87,924	(86,151)		—		1,773
Total assets	$1,134,453	$(112,162)	$1,022,291	$(988,089)		$—		$34,202
Liabilities
Securities sold under agreements to repurchase	$(266,158)	$—	$(266,158)	$266,158	(5)	$—		$—
Derivatives - interest rate contracts(2)	(153,048)	147,751	(5,297)	4,099	(6)	1,198	(6)	—
Derivatives - interest rate contracts(4)	(6,001)	—	(6,001)	—		—		(6,001)
Derivative instruments associated with offsetting matched book positions	(430,766)	—	(430,766)	430,766	(3)	—		—
Derivatives - forward foreign exchange contracts(7)	(12,700)	—	(12,700)	—		—		(12,700)
Derivatives - RJ Bank Interest Hedges	(31,978)	—	(31,978)	—		31,978	(8)	—
Stock loaned	(586,683)	—	(586,683)	586,683	(9)	—		—
Total liabilities	$(1,487,334)	$147,751	$(1,339,583)	$1,287,706		$33,176		$(18,701)
As of September 30, 2015:
Assets
Securities purchased under agreements to resell and other collateralized financings	$474,144	$—	$474,144	$(474,144)	(1)	$—		$—
Derivatives - interest rate contracts(2)	130,095	(90,621)	39,474	(12,609)		—		26,865
Derivative instruments associated with offsetting matched book positions	389,457	—	389,457	(389,457)	(3)	—		—
Derivatives - forward foreign exchange contracts(7)	917	—	917	—		—		917
Derivatives - interest rate contracts(4)	2,612	—	2,612	—		—		2,612
Stock borrowed	124,373	—	124,373	(120,957)		—		3,416
Total assets	$1,121,598	$(90,621)	$1,030,977	$(997,167)		$—		$33,810
Liabilities
Securities sold under agreements to repurchase	$(332,536)	$—	$(332,536)	$332,536	(5)	$—		$—
Derivatives - interest rate contracts(2)	(104,255)	88,881	(15,374)	3,528	(6)	7,399	(6)	(4,447)
Derivative instruments associated with offsetting matched book positions	(389,457)	—	(389,457)	389,457	(3)	—		—
Derivatives - interest rate contracts(4)	(4,865)	—	(4,865)	—		—		(4,865)
Derivatives - RJ Bank Interest Hedges	(7,545)	—	(7,545)	—		7,545	(8)	—
Stock loaned	(478,573)	—	(478,573)	472,379		—		(6,194)
Total liabilities	$(1,317,231)	$88,881	$(1,228,350)	$1,197,900		$14,944		$(15,506)

The text of the footnotes in the above table are on the following page.

Index

The text of the footnotes to the table on the previous page are as follows:

(1)
We are over-collateralized since the actual amount of financial instruments pledged as collateral for securities purchased under agreements to resell and other collateralized financings amounts to $466.6 million and $499.3 million as of June 30, 2016 and September 30, 2015, respectively.

(2)	Derivatives - interest rate contracts are included in Trading instruments on our Condensed Consolidated Statements of Financial Condition. See Note 14 for additional information.

(3)
Although these derivative arrangements do not meet the definition of a master netting arrangement as specified by GAAP, the nature of the agreement with the third party intermediary include terms that are similar to a master netting agreement, thus we present the offsetting amounts net in this table. See Note 14 for further discussion of the “pass through” structure of the derivative instruments associated with Offsetting Matched Book Derivatives Operations.

(4)
Derivatives - interest rate contracts in which the notional amount is denominated in Canadian currency are included in Trading instruments on our Condensed Consolidated Statements of Financial Condition. See Note 14 for additional information.

(5)
We are over-collateralized since the actual amount of financial instruments pledged as collateral for securities sold under agreements to repurchase amounts to $278.7 million and $346.1 million as of June 30, 2016 and September 30, 2015, respectively.

(6)
For the portion of these derivative contracts that are transacted through an exchange, the nature of the agreement with the clearing member exchange include terms that are similar to a master netting agreement, thus we are over-collateralized as of June 30, 2016 and September 30, 2015 since the actual amount of cash and securities deposited with the exchange for these derivative contracts is $5.4 million and $17.6 million, respectively. These deposits are a component of deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition. See Note 14 for additional information.

(7)
These contracts are associated with RJ Bank’s activities to hedge its foreign currency exposure. As of June 30, 2016, the fair value of the forward foreign exchange contract derivatives are in a liability position and are included in trade and other payables on our Condensed Consolidated Statements of Financial Condition. As of September 30, 2015 the fair value of the forward foreign exchange contract derivatives are in an asset position and are included in prepaid expenses and other assets on our Condensed Consolidated Statements of Financial Condition. See Note 14 for additional information.

(8)
Derivatives - RJ Bank Interest Hedges are included in trade and other payables on our Condensed Consolidated Statements of Financial Condition. See Note 14 for additional information. The RJ Bank Interest Hedges are transacted through an exchange. The nature of the agreement with the clearing member exchange includes terms that are similar to a master netting agreement. We are over-collateralized as of June 30, 2016 since the actual amount of cash and securities deposited with the exchange for these derivative contracts is $47.9 million. These deposits are included in deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition.

(9)	We are over-collateralized since the actual amount of financial instruments pledged as collateral for stock loaned amounts to $589 million as of June 30, 2016.

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

Collateral and deposits with clearing organizations

We receive cash and securities as collateral, primarily in connection with Reverse Repurchase Agreements, securities borrowed, derivative transactions not transacted through an exchange, and client margin loans arising from our domestic operations. The cash collateral we receive is primarily associated with our OTC Derivative Operations (see Note 14 for additional information). The collateral we receive reduces our credit exposure to individual counterparties.

We also pay cash to the exchange, or receive cash from the exchange, related to derivative contracts transacted through an exchange. We account for such cash as a component of deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition.

Index

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

The table below presents financial instruments at fair value, that we received as collateral, are not included on our Condensed Consolidated Statements of Financial Condition, and that were available to be delivered or repledged, along with the balances of such instruments that were used to deliver or repledge, to satisfy one of our purposes described above:

	June 30, 2016		September 30, 2015
	(in thousands)
Collateral we received that is available to be delivered or repledged	$2,068,996		$2,308,277
Collateral that we delivered or repledged	$1,350,917	(1)	$1,122,540	(2)

(1)
The collateral delivered or repledged as of June 30, 2016, includes client margin securities which we pledged with a clearing organization in the amount of $315.6 million which were applied against our requirement of $177.2 million.

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

The table below presents information about the fair value of our assets that have been pledged for one of the purposes described above:

	June 30, 2016		September 30, 2015
	(in thousands)
Financial instruments owned, at fair value, pledged to counterparties that:
Had the right to deliver or repledge	$369,055		$424,668
Did not have the right to deliver or repledge	$109,224	(1)	$94,006	(2)

(1)
Assets delivered or repledged as of June 30, 2016, includes securities which we pledged with a clearing organization in the amount of $18.8 million which were applied against our requirement of $177.2 million (client margin securities we pledged which are described in the preceding table constitute the remainder of the assets pledged to meet the requirement).

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

Repurchase agreements, repurchase-to-maturity transactions and securities lending transactions accounted for as secured borrowings

We enter into Repurchase Agreements where we sell securities under agreements to repurchase (“Repurchase Agreements”) and also engage in securities lending transactions. These activities are accounted for as collateralized financings. Our Repurchase Agreements would include “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security, if any, that we are a party to as of period-end. As of both June 30, 2016 and September 30, 2015, we did not have any “repurchase-to-maturity” agreements. See Note 2 on pages 105 and 111, respectively, of our 2015 Form 10-K for a discussion of our respective Repurchase Agreement and securities borrowed and securities loaned accounting policies.

Index

The following table presents the remaining contractual maturity of securities under agreements to repurchase and securities lending transactions accounted for as secured borrowings:

	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
	(in thousands)
As of June 30, 2016:

Repurchase agreements
Government and agency obligations	$94,882	$—	$—	$—	$94,882
Agency MBS and CMOs	163,275	8,001	—	—	171,276
Total Repurchase Agreements	258,157	8,001	—	—	266,158

Securities lending
Equity securities	586,683	—	—	—	586,683
Total	$844,840	$8,001	$—	$—	$852,841
Gross amounts of recognized liabilities for repurchase agreements and securities lending transactions included in the Offsetting Assets and Liabilities table included within this footnote					$852,841
Amounts related to repurchase agreements and securities lending transactions not included in the Offsetting Assets and Liabilities table included within this footnote					$—

As of September 30, 2015:

Repurchase agreements
Government and agency obligations	$211,594	$5,250	$—	$—	$216,844
Agency MBS and CMOs	112,941	2,751	—	—	115,692
Total Repurchase Agreements	324,535	8,001	—	—	332,536

Securities lending
Equity securities	478,573	—	—	—	478,573
Total	$803,108	$8,001	$—	$—	$811,109
Gross amounts of recognized liabilities for repurchase agreements and securities lending transactions included in the Offsetting Assets and Liabilities table included within this footnote					$811,109
Amounts related to repurchase agreements and securities lending transactions not included in the Offsetting Assets and Liabilities table included within this footnote					$—

We enter into Repurchase Agreements and conduct securities lending activities as components of the financing of certain of our operating activities. In the event the market value of the securities we pledge as collateral in these activities declines, we may have to post additional collateral or reduce the borrowing amounts. We monitor such levels daily.

NOTE 16 – INCOME TAXES

For discussion of income tax accounting policies and other income tax related information, see Note 2 on page 118, and Note 20 on pages 166 - 168, of our 2015 Form 10-K.

For the three and nine months ended June 30, 2016, our effective income tax rate is 36.5% and 36.6%, respectively, each of which is slightly lower than the 37.1% effective tax rate for fiscal year 2015. The primary factor for the decrease in the current period effective tax rates compared to the prior year effective tax rate is the favorable impact in the current period of the valuation gains associated with our company-owned life insurance which are not subject to tax. In fiscal year 2015, such investments generated non-deductible valuation losses.

As of June 30, 2016, our uncertain tax position liability balance decreased by $2.4 million from the September 30, 2015 level, as a result of the resolution of certain state tax audits. We anticipate that the uncertain tax position liability balance may further decrease by $3.9 million over the next twelve months as a result of the resolution of additional state tax audits.

Index

NOTE 17 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

In the normal course of business we enter into underwriting commitments. As of June 30, 2016, RJ&A had four open fixed income underwriting commitments, which were subsequently settled in open market transactions at amounts which approximate the carrying value of the commitments in our Condensed Consolidated Statements of Financial Condition as of June 30, 2016. RJ Ltd. had four equity underwriting commitments, all of which are recorded in our Condensed Consolidated Statements of Financial Condition as of June 30, 2016, and which aggregate to approximately $54 million in Canadian currency (“CDN”).

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes (see Note 2 on pages 110 - 111 of our 2015 Form 10-K for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring including, but not limited to, the individual joining us.  As of June 30, 2016, we had made commitments through the extension of formal offers totaling $106 million that had not yet been funded (these commitments exclude all commitments made to financial advisors currently affiliated with Deutsche WM and 3Macs, those commitments are discussed separately in a following paragraph), however, it is possible that not all of our offers will be accepted and therefore we would not fund the total amount of the offers extended. As of June 30, 2016, $52 million of the total amount extended are unfunded commitments to prospects that had accepted our offer, or recently hired producers.

On May 26, 2016 we announced that RJ Ltd. entered into an agreement to acquire 3Macs. The total investment associated with this acquisition, which will be funded with cash, will depend upon how many of the current 3Macs financial advisors join us, as well as 3Macs net equity balance, each as of the closing date. We expect the closing date of this purchase transaction to occur during the fourth quarter of this fiscal year. See Note 3 for additional information.

On December 3, 2015 we announced that we entered into a definitive asset purchase agreement to acquire Deutsche WM. We expect the closing date of this purchase transaction to occur during the fourth quarter of this fiscal year. The purchase consideration associated with this transaction will depend upon how many of the current Deutsche WM financial advisors join us on the closing date, and is subject to further adjustment depending on financial advisor retention through periods as late as March 2017. However, based upon the number of Deutsche WM financial advisors as of the DB Announcement Date, our total consideration to be paid to the seller and the retention incentives provided directly to financial advisors, would approximate $420 million. See Note 3 for additional information.

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

As of June 30, 2016, RJ Bank had not settled purchases of $127 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

A subsidiary of RJ Bank has committed $62 million as an investor member in a low-income housing tax credit fund in which a subsidiary of RJTCF is the managing member (see the discussion of “direct investments in LIHTC project partnerships” in Note 2 on page 120 of our 2015 Form 10-K for information regarding the accounting policies governing these investments). As of June 30, 2016, the RJ Bank subsidiary has invested $54 million of the committed amount.

See Note 22 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments, such as standby letters of credit and loan purchases.

We have unfunded commitments to various venture capital or private equity partnerships, which aggregate to approximately $42 million as of June 30, 2016. Of the total, we have unfunded commitments to internally-sponsored private equity limited partnerships in which we control the general partner of approximately $18 million.

As part of the terms governing the TPC acquisition (see Note 3 on pages 121 - 122 of our 2015 Form 10-K, for additional information regarding this acquisition), on certain dates specified in the TPC purchase agreement, there are a number of “earn-

Index

out” computations to be performed. The result of these computations could result in additional cash paid to the sellers of TPC in the future. These elements of contingent consideration will be finally determined in the future based upon the outcome of either specific performance of defined tasks, or the achievement of specified revenue growth hurdles, over a measurement period ranging from 18 months to 3 years after the TPC Closing Date. Our initial estimate of the fair value of these elements of contingent consideration as of the TPC Closing Date are included in our determination of the goodwill arising from this acquisition. As of June 30, 2016, we computed an estimate of the fair value of this contingent consideration based upon the latest information available to us, and the excess of this fair value determination over the initial estimate is included in other expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

As a part of the terms governing the Mummert acquisition (see Note 3 for additional information), on certain dates specified in the Mummert purchase agreement, there are earn-out computations to be performed or contingent consideration provisions that may apply. These elements of contingent consideration will be finally determined in the future based upon the achievement of specified revenue amounts and the continued employment of specified associates. Since the ultimate payment of these elements of contingent consideration are conditioned upon continued employment as of the measurement dates which are three and five years from the Mummert acquisition date, these obligations are being recognized as a component of our compensation expense over such periods.

RJF has committed to lend to RJTCF, or to guarantee obligations in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities, in amounts aggregating up to $250 million upon request, subject to certain limitations and to annual review and renewal. At June 30, 2016, RJTCF has $93 million in outstanding cash borrowings and $76 million in unfunded commitments outstanding against this commitment. RJTCF borrows from RJF in order to make investments in, or fund loans or advances to, either partnerships that purchase and develop properties qualifying for tax credits (“Project Partnerships”) or LIHTC Funds. Investments in Project Partnerships are sold to various LIHTC Funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in Project Partnerships to LIHTC Funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to Project Partnerships, and LIHTC Funds.

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS (see the discussion of these activities within “financial instruments owned, financial instruments sold but not purchased and fair value” in Note 2 on page 107 of our 2015 Form 10-K).  At June 30, 2016, RJ&A had approximately $894 million principal amount of outstanding forward MBS purchase commitments which are expected to be purchased over the following 90 days.  In order to hedge the market interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into to be announced (“TBA”) security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future.  These TBA securities are accounted for at fair value and are included in Agency MBS securities in the table of assets and liabilities measured at fair value included in Note 5, and at June 30, 2016 aggregate to a net liability having a fair value of $6 million.  The estimated fair value of the purchase commitment is a $5 million asset balance as of June 30, 2016.

As a result of extensive regulation of financial holding companies, banks, broker-dealers and investment advisory entities, RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations. The reviews can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censure to fines and, in serious cases, temporary or permanent suspension from conducting business, or limitations on certain business activities. In addition, regulatory agencies and self-regulatory organizations institute investigations from time to time into industry practices, which can also result in the imposition of such sanctions. Refer to the “other matters” discussion within this footnote for information about related loss contingency reserves. See Note 21 for additional information regarding regulatory capital requirements applicable to RJF and certain of its subsidiaries.

Guarantees

RJ Bank provides to an affiliate, RJ Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At June 30, 2016, the exposure under these guarantees is $14 million, which was underwritten as part of RJ Bank’s corporate credit relationship with such borrowers.  The outstanding interest rate swaps at June 30, 2016 have maturities ranging from October 2016 through September 2034.  RJ Bank records an estimated reserve for its credit risk associated with the guarantee of these client swaps, which was insignificant as of June 30, 2016.  The estimated total potential exposure under these guarantees is $51 million at June 30, 2016.

RJ Bank guarantees the forward foreign exchange contract obligations of its U.S. subsidiaries.  See Note 14 for additional information regarding these derivatives.

Index

RJF guarantees interest rate swap obligations of RJ Cap Services. See Note 14 for additional information regarding interest rate swaps.

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At June 30, 2016, there were no such outstanding performance guarantees.

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

RJF guarantees the existing mortgage debt of RJ&A of approximately $34 million, see Note 12 for information regarding this borrowing.

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

RJTCF issues certain guarantees to various third parties related to Project Partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations, which aggregate to approximately $2 million as of June 30, 2016.

RJTCF has provided a guaranteed return on investment to a third party investor in one of its fund offerings (“Fund 34”), and RJF has guaranteed RJTCF’s performance under the arrangement.  Under the terms of the performance guarantee, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits to this investor over the next six years, RJTCF is obligated to pay the investor an amount that results in the investor achieving a minimum specified return on their investment.  A $21 million financing asset is included in prepaid expenses and other assets, and a related $21 million liability is included in trade and other payables on our Condensed Consolidated Statements of Financial Condition as of June 30, 2016 related to this obligation. The maximum exposure to loss under this guarantee is approximately $23 million at June 30, 2016, which represents the undiscounted future payments due the investor.

Legal matter contingencies

Indemnification from Regions

On April 2, 2012 (the “MK Closing Date”), RJF completed its acquisition of all of the issued and outstanding shares of Morgan Keegan & Company, Inc. (a broker-dealer hereinafter referred to as “MK & Co.”) and MK Holding, Inc. and certain of its affiliates (collectively referred to hereinafter as “Morgan Keegan”) from Regions Financial Corporation (“Regions”). The terms of the stock purchase agreement provide that Regions will indemnify RJF for losses incurred in connection with legal proceedings pending as of the closing date or commenced after the closing date and related to pre-closing matters that are received prior to April 2, 2015, as well as any cost of defense pertaining thereto. All of the Morgan Keegan matters described below are subject to the indemnification provisions. Management estimates the range of potential liability of all such matters subject to indemnification, including the cost of defense, to be from $16 million to $60 million. Any loss arising from such matters, after consideration of the applicable annual deductible, if any, will be borne by Regions. As of June 30, 2016 our Condensed Consolidated Statements of Financial Condition include an indemnification asset of approximately $36 million which is included in other assets, and a liability for potential losses of approximately $36 million which is included within trade and other payables, pertaining to the matters described below and the related indemnification from Regions. The amount included within trade and other payables is the amount within the range of potential liability related to such matters which management estimates is more likely than any other amount within such range.

Morgan Keegan matters subject to indemnification

In July 2006, MK & Co. and a former MK & Co. analyst were named as defendants in a lawsuit filed by a Canadian insurance and financial services company, Fairfax Financial Holdings, and its American subsidiary in the Circuit Court of Morris County,

Index

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

Other matters

We have been named as a defendant in several litigation and arbitration matters (including class action lawsuits) in connection with a Jay Peak-related EB-5 investment program maintained by a former client.  Among other things, the plaintiffs in the cases generally claim that we aided and abetted the client’s alleged misappropriation of EB-5 investor funds. We are contesting each of these matters and believe we have multiple meritorious defenses to them.

We are a defendant or co-defendant in other various lawsuits and arbitrations incidental to our securities business as well as other corporate litigation. We contest the allegations in the litigation and arbitration matters and believe that there are meritorious defenses in each. In view of the number and diversity of litigation claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation, we cannot state with certainty the eventual outcome of pending litigation. We also are subject to regulatory investigations and proceedings, some of which may result in the imposition of fines, as well as require us to undertake certain remedial actions. In connection with such regulatory matters, management maintains a loss contingency reserve as a component of trade and other payables. In the opinion of management, based on current available information, review with outside legal counsel, and consideration of the accrued liability amounts provided for in the accompanying condensed consolidated financial statements with respect to these litigation and regulatory matters, ultimate resolution of litigation and regulatory matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in a future period depending on the ultimate resolution of those matters and the level of income for such period.

Excluding any amounts subject to indemnification from Regions related to pre-MK Closing Date Morgan Keegan matters discussed above, as of June 30, 2016, management currently estimates the aggregate range of possible loss is from $0 to an amount of up to $7 million in excess of the accrued liability (if any) related to litigation or regulatory matters.  Refer to Note 2 on page 117 of our 2015 Form 10-K for a discussion of our criteria for establishing a range of possible loss related to such matters.

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss)

The activity in other comprehensive income (loss), net of their respective tax effects, are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Unrealized loss on available for sale securities (net of tax)	$(955)	$(5,381)	$(6,647)	$(3,068)
Unrealized gain (loss) on currency translations, net of the impact of net investment hedges (net of tax)	2,302	1,295	6,401	(20,424)
Unrealized (loss) gain on cash flow hedges (net of tax)	(6,922)	3,589	(15,126)	2,088
Net other comprehensive loss	$(5,575)	$(497)	$(15,372)	$(21,404)

Index

Accumulated other comprehensive income (loss)

The following table presents the changes, and the related tax effects, of each component of accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2016 and 2015:

	Available for sale securities	Net investment hedges (1)	Currency translations	Sub-total: currency translations and net investment hedges	Cash flow hedges(2)	Total
	(in thousands)
Three months ended June 30, 2016
Accumulated other comprehensive (loss) income as of the beginning of the period	$(4,272)	$82,029	$(115,203)	$(33,174)	$(12,854)	$(50,300)
Other comprehensive (loss) income before reclassifications and taxes	(1,496)	(3,738)	4,798	1,060	(12,813)	(13,249)
Amounts reclassified from accumulated other comprehensive income (loss), before tax	—	—	—	—	1,649	1,649
Pre-tax net other comprehensive (loss) income	(1,496)	(3,738)	4,798	1,060	(11,164)	(11,600)
Income tax effect	541	1,399	(157)	1,242	4,242	6,025
Net other comprehensive (loss) income for the period, net of tax	(955)	(2,339)	4,641	2,302	(6,922)	(5,575)
Accumulated other comprehensive (loss) income as of June 30, 2016	$(5,227)	$79,690	$(110,562)	$(30,872)	$(19,776)	$(55,875)

Nine months ended June 30, 2016
Accumulated other comprehensive income (loss) as of the beginning of the period	$1,420	$93,203	$(130,476)	$(37,273)	$(4,650)	$(40,503)
Other comprehensive (loss) income before reclassifications and taxes	(10,608)	(21,598)	20,952	(646)	(28,984)	(40,238)
Amounts reclassified from accumulated other comprehensive income (loss), before tax	53	—	—	—	4,588	4,641
Pre-tax net other comprehensive (loss) income	(10,555)	(21,598)	20,952	(646)	(24,396)	(35,597)
Income tax effect	3,908	8,085	(1,038)	7,047	9,270	20,225
Net other comprehensive (loss) income for the period, net of tax	(6,647)	(13,513)	19,914	6,401	(15,126)	(15,372)
Accumulated other comprehensive (loss) income as of June 30, 2016	$(5,227)	$79,690	$(110,562)	$(30,872)	$(19,776)	$(55,875)

Three months ended June 30, 2015
Accumulated other comprehensive income (loss) as of the beginning of the period	$7,058	$76,449	$(104,801)	$(28,352)	$(1,501)	$(22,795)
Other comprehensive (loss) income before reclassifications and taxes	(325)	(8,540)	7,029	(1,511)	4,875	3,039
Amounts reclassified from accumulated other comprehensive income (loss), before tax	(8,432)	—	—	—	914	(7,518)
Pre-tax net other comprehensive (loss) income	(8,757)	(8,540)	7,029	(1,511)	5,789	(4,479)
Income tax effect	3,376	3,201	(395)	2,806	(2,200)	3,982
Net other comprehensive (loss) income for the period, net of tax	(5,381)	(5,339)	6,634	1,295	3,589	(497)
Accumulated other comprehensive income (loss) as of June 30, 2015	$1,677	$71,110	$(98,167)	$(27,057)	$2,088	$(23,292)

Nine months ended June 30, 2015
Accumulated other comprehensive income (loss) as of the beginning of the period	$4,745	$32,872	$(39,505)	$(6,633)	$—	$(1,888)
Other comprehensive income (loss) before reclassifications and taxes	3,420	61,161	(61,939)	(778)	2,394	5,036
Amounts reclassified from accumulated other comprehensive income (loss), before tax	(8,434)	—	—	—	974	(7,460)
Pre-tax net other comprehensive (loss) income	(5,014)	61,161	(61,939)	(778)	3,368	(2,424)
Income tax effect	1,946	(22,923)	3,277	(19,646)	(1,280)	(18,980)
Net other comprehensive (loss) income for the period, net of tax	(3,068)	38,238	(58,662)	(20,424)	2,088	(21,404)
Accumulated other comprehensive income (loss) as of June 30, 2015	$1,677	$71,110	$(98,167)	$(27,057)	$2,088	$(23,292)

(1)
Comprised of net gains recognized on forward foreign exchange derivatives associated with hedges of RJ Bank’s foreign currency exposure due to its non-U.S. dollar net investments (see Note 14 for additional information on these derivatives).

(2)	Represents RJ Bank Interest Hedges (see Note 14 for additional information on these derivatives).

Index

Reclassifications out of accumulated other comprehensive income (loss)

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive income (loss), and the related tax effects, for the three and nine months ended June 30, 2016 and 2015:

Accumulated other comprehensive income (loss) components:	Increase (decrease) in amounts reclassified from accumulated other comprehensive income (loss)	Affected line items in income statement
	(in thousands)
Three months ended June 30, 2016
RJ Bank Interest Hedges (1)	$1,649	Interest expense
Income tax effect	(627)	Provision for income taxes
Total reclassifications for the period	$1,022	Net of tax

Nine months ended June 30, 2016
Available for sale securities: (2)
Auction rate securities (3)	$53	Other revenue
RJ Bank Interest Hedges (1)	4,588	Interest expense
	4,641	Total before tax
Income tax effect	(1,763)	Provision for income taxes
Total reclassifications for the period	$2,878	Net of tax

Three months ended June 30, 2015
Available for sale securities: (2)
Auction rate securities (3)	$(8,974)	Other revenue
RJ Bank available for sale securities	542	Other revenue
RJ Bank Interest Hedges (1)	914	Interest expense
	(7,518)	Total before tax
Income tax effect	2,903	Provision for income taxes
Total reclassifications for the period	$(4,615)	Net of tax

Nine months ended June 30, 2015
Available for sale securities: (2)
Auction rate securities (3)	$(8,976)	Other revenue
RJ Bank available for sale securities	542	Other revenue
RJ Bank Interest Hedges (1)	974	Interest expense
	(7,460)	Total before tax
Income tax effect	2,881	Provision for income taxes
Total reclassifications for the period	$(4,579)	Net of tax

(1)	See Note 14 for additional information regarding the RJ Bank Interest Hedges, and Note 5 for additional fair value information regarding these derivatives.

(2)	See Note 7 for additional information regarding the available for sale securities, and Note 5 for additional fair value information regarding these securities.

(3)
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

Index

NOTE 19 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Interest income:
Margin balances	$16,809	$16,755	$51,311	$50,268
Assets segregated pursuant to regulations and other segregated assets	4,915	3,350	15,573	10,139
Bank loans, net of unearned income	126,354	103,017	357,325	299,829
Available for sale securities	1,880	1,234	5,452	3,830
Trading instruments	4,913	4,636	14,339	14,061
Stock loan	2,296	2,910	6,423	10,120
Loans to financial advisors	2,091	1,774	6,001	5,211
Corporate cash and all other	4,552	3,471	11,424	10,211
Total interest income	$163,810	$137,147	$467,848	$403,669

Interest expense:
Brokerage client liabilities	$619	$213	$1,481	$737
Retail bank deposits (1)	2,733	2,077	7,504	6,304
Trading instruments sold but not yet purchased	1,277	1,158	3,839	3,376
Stock borrow	789	1,082	2,185	4,495
Borrowed funds	3,324	1,983	9,417	4,171
Senior notes	16,771	19,010	54,953	57,029
Interest expense of consolidated VIEs	178	404	803	1,470
Other	2,520	1,797	4,462	4,372
Total interest expense	28,211	27,724	84,644	81,954
Net interest income	135,599	109,423	383,204	321,715
Add (subtract): (provision) benefit for loan losses	(3,452)	3,009	(26,991)	(10,293)
Net interest income after benefit (provision) for loan losses	$132,147	$112,432	$356,213	$311,422

(1)	The balances for the three and nine months ended June 30, 2016, respectively, are presented net of interest expense associated with affiliate deposits.

NOTE 20 – SHARE-BASED COMPENSATION

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

Index

Stock option awards

Expense and income tax benefits related to our stock options awards granted to employees and independent contractor financial advisors are presented below:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Total share-based expense	$2,829	$3,298	$7,901	$8,986
Income tax benefit related to share-based expense	261	507	696	1,133

For the nine months ended June 30, 2016, we realized $2 million of cumulative excess tax benefits related to our stock option awards.

During the three months ended June 30, 2016, we granted 1,000 stock options to employees and no stock options were granted to our independent contractor financial advisors. During the nine months ended June 30, 2016, we granted 346,823 stock options to employees and 47,000 stock options were granted to our independent contractor financial advisors.

Unrecognized pre-tax expense for stock option awards granted to employees and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of June 30, 2016, are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average amortization period
	(in thousands)	(in years)
Employees	$21,615	3.00
Independent contractor financial advisors	906	3.11

The weighted-average grant-date fair value of stock option awards granted to employees for the three and nine months ended June 30, 2016 was $12.67 and $13.97, respectively.

The fair value of each option awarded to our independent contractor financial advisors is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model. The weighted-average fair value for outstanding stock options granted to independent contractor financial advisors as of June 30, 2016 was $12.74.

Restricted stock and restricted stock unit awards

Expense and income tax benefits related to our restricted equity awards (which include restricted stock and restricted stock units) granted to employees, members of our Board of Directors, and independent contractor financial advisors are presented below:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Total share-based expense	$14,621	$12,691	$49,441	$45,846
Income tax benefit related to share-based expense	5,065	4,434	17,440	16,334

For the nine months ended June 30, 2016, we realized $32.8 million of cumulative excess tax benefits related to our restricted equity awards.

During the three and nine months ended June 30, 2016, we granted 57,943 and 1,263,123 restricted stock units to employees, respectively. During the three months ended June 30, 2016 we did not grant any restricted stock units to outside members of our Board of Directors. During the nine months ended June 30, 2016, we granted 24,840 restricted stock units to outside members of our Board of Directors. We did not grant any restricted stock units to our independent contractor financial advisors during the three and nine months ended June 30, 2016.

Index

Unrecognized pre-tax expense for restricted equity awards granted to employees, members of our Board of Directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of June 30, 2016, are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average amortization period
	(in thousands)	(in years)
Employees and members of our Board of Directors	$106,883	2.89
Independent contractor financial advisors	9	0.37

The weighted-average grant-date fair value of restricted stock unit awards granted to employees and outside members of our Board of Directors for the three and nine months ended June 30, 2016 were $52.87 and $56.13, respectively.

The fair value of each restricted equity award to our independent contractor financial advisors is computed on the date of grant and periodically revalued at the current stock price.  The fair value for unvested restricted equity awards granted to independent contractor financial advisors as of June 30, 2016 was $49.30 per unit.

NOTE 21 – REGULATORY CAPITAL REQUIREMENTS

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

RJF and RJ Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined in Basel III, Common equity Tier 1 capital (“CET1”) to risk-weighted assets. RJF and RJ Bank each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies.  Effective January 1, 2016, the minimum CET1, Tier 1 Capital, and Total Capital ratios of RJF and RJ Bank are supplemented by an incremental capital conservation buffer, consisting entirely of capital that qualifies as CET1, that phases in beginning on January 1, 2016 in increments of 0.625% per year until it reaches 2.5% of risk weighted assets on January 1, 2019. The capital conservation buffer is intended to be used to absorb potential losses in times of financial or economic stress. If not maintained, we could be limited in the amount of certain discretionary bonuses that may be paid and the amount of capital that may be distributed, including dividends and common equity repurchases.  As of June 30, 2016, RJF’s and RJ Bank’s capital conservation buffers were 14.3% and 6.0%, respectively. The applicable required capital conservation buffer for each as of June 30, 2016 was 0.625%.

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

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJF as of June 30, 2016:
Common equity Tier 1 capital	$4,344,225	21.3%	$919,091	4.5%	$1,327,576	6.5%
Tier 1 capital	$4,344,225	21.3%	$1,225,455	6.0%	$1,633,940	8.0%
Total capital	$4,555,552	22.3%	$1,633,940	8.0%	$2,042,425	10.0%
Tier 1 leverage	$4,344,225	15.6%	$1,111,595	4.0%	$1,389,494	5.0%

RJF as of September 30, 2015:
Common equity Tier 1 capital	$4,101,353	22.1%	$834,677	4.5%	$1,205,644	6.5%
Tier 1 capital	$4,101,353	22.1%	$1,112,902	6.0%	$1,483,869	8.0%
Total capital	$4,290,431	23.1%	$1,483,869	8.0%	$1,854,837	10.0%
Tier 1 leverage	$4,101,353	16.1%	$1,018,859	4.0%	$1,273,574	5.0%

The decrease in RJF’s Total capital and Tier 1 capital ratios at June 30, 2016 compared to September 30, 2015 was primarily the result of the significant growth of RJ Bank’s corporate loan portfolio, and the repurchase of our common stock in open market transactions, partially offset by positive earnings during the nine months ended June 30, 2016.

To meet the requirements for capital adequacy or to be categorized as “well capitalized,” RJ Bank must maintain Common equity Tier 1, Tier 1 risk-based, Total risk-based, and Tier 1 leverage amounts and ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJ Bank as of June 30, 2016:
Common equity Tier 1 capital	$1,635,931	12.7%	$579,515	4.5%	$837,077	6.5%
Tier 1 capital	$1,635,931	12.7%	$772,687	6.0%	$1,030,249	8.0%
Total capital	$1,797,460	14.0%	$1,030,249	8.0%	$1,287,811	10.0%
Tier 1 leverage	$1,635,931	10.1%	$648,412	4.0%	$810,516	5.0%

RJ Bank as of September 30, 2015:
Common equity Tier 1 capital	$1,525,942	13.0%	$526,577	4.5%	$760,611	6.5%
Tier 1 capital	$1,525,942	13.0%	$702,103	6.0%	$936,137	8.0%
Total capital	$1,672,577	14.3%	$936,137	8.0%	$1,170,171	10.0%
Tier 1 leverage	$1,525,942	10.9%	$558,829	4.0%	$698,536	5.0%

The slight decrease in RJ Bank’s Total and Tier 1 capital ratios at June 30, 2016 compared to September 30, 2015 was primarily due to significant growth in corporate loans.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934.

Index

The net capital position of our wholly owned broker-dealer subsidiary RJ&A is as follows:

	As of
	June 30, 2016	September 30, 2015
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	19.36%	20.85%
Net capital	$346,669	$411,222
Less: required net capital	(35,807)	(39,452)
Excess net capital	$310,862	$371,770

The net capital position of our wholly owned broker-dealer subsidiary RJFS is as follows:

	As of
	June 30, 2016	September 30, 2015
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$22,997	$25,828
Less: required net capital	(250)	(250)
Excess net capital	$22,747	$25,578

The risk adjusted capital of RJ Ltd. is as follows (in Canadian dollars):

	As of
	June 30, 2016	September 30, 2015
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$120,436	$127,097
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$120,186	$126,847

At June 30, 2016, all of our other active regulated domestic and international subsidiaries are in compliance with and met all capital requirements.

NOTE 22 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

For a discussion of our financial instruments with off-balance-sheet risk, see Note 27 on pages 183 - 185 of our 2015 Form 10-K.

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS. See Note 17 for information on these commitments. We utilize TBA security contracts to hedge our interest rate risk associated with these commitments. We are subject to loss if the timing of, or the actual amount of, the MBS securities differs significantly from the term and notional amount of the TBA security contracts we enter into.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of June 30, 2016, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $8 million and CDN $9 million, respectively. RJ Bank is also subject to foreign exchange risk related to its net investment in a Canadian subsidiary. See Note 14 for information regarding how RJ Bank utilizes net investment hedges to mitigate a significant portion of this risk.

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

RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding are as follows:

June 30, 2016
(in thousands)
Standby letters of credit	$34,148
Open-end consumer lines of credit (primarily SBL)	3,306,159
Commercial lines of credit	1,437,588
Unfunded loan commitments	414,407

Because many of RJ Bank’s lending commitments expire without being funded in whole or part, the contract amounts are not estimates of RJ Bank’s actual future credit exposure or future liquidity requirements. RJ Bank maintains a reserve to provide for potential losses related to the unfunded lending commitments. See Note 8 for further discussion of this reserve for unfunded lending commitments.

NOTE 23 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$125,504	$133,195	$357,680	$372,954
Less allocation of earnings and dividends to participating securities (1)	(302)	(410)	(851)	(1,235)
Net income attributable to RJF common shareholders	$125,202	$132,785	$356,829	$371,719

Income for diluted earnings per common share:
Net income attributable to RJF	$125,504	$133,195	$357,680	$372,954
Less allocation of earnings and dividends to participating securities (1)	(298)	(403)	(839)	(1,211)
Net income attributable to RJF common shareholders	$125,206	$132,792	$356,841	$371,743

Common shares:
Average common shares in basic computation	141,165	143,252	141,902	142,303
Dilutive effect of outstanding stock options and certain restricted stock units	2,787	3,241	2,716	3,567
Average common shares used in diluted computation	143,952	146,493	144,618	145,870

Earnings per common share:
Basic	$0.89	$0.93	$2.51	$2.61
Diluted	$0.87	$0.91	$2.47	$2.55
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	2,283	1,900	3,309	2,945

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities.  Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 349 thousand and 449 thousand for the three months ended June 30, 2016 and 2015, respectively. Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 349 thousand and 478 thousand for the nine months ended June 30, 2016 and 2015, respectively. Dividends paid to participating securities amounted to $100 thousand in each of the three months ended June 30, 2016 and 2015.  Dividends paid to participating securities amounted to $200 thousand in each of the nine months ended June 30, 2016 and 2015.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Index

Dividends per common share declared and paid are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Dividends per common share - declared	$0.20	$0.18	$0.60	$0.54
Dividends per common share - paid	$0.20	$0.18	$0.58	$0.52

NOTE 24 – SEGMENT INFORMATION

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

Information concerning operations in these segments of business is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Private Client Group	$903,223	$894,727	$2,660,687	$2,617,604
Capital Markets	256,734	237,680	727,508	711,775
Asset Management	100,954	98,899	298,034	292,551
RJ Bank	132,747	107,244	376,785	315,590
Other	17,170	28,890	31,442	56,462
Intersegment eliminations	(24,135)	(18,727)	(65,319)	(52,801)
Total revenues(1)	$1,386,693	$1,348,713	$4,029,137	$3,941,181

Income (loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$81,911	$86,363	$234,283	$254,527
Capital Markets	32,769	18,287	86,024	66,788
Asset Management	32,507	31,554	96,996	102,445
RJ Bank	88,930	78,008	239,929	213,628
Other	(38,352)	(6,082)	(93,011)	(46,030)
Pre-tax income excluding noncontrolling interests	197,765	208,130	564,221	591,358
Add: net loss attributable to noncontrolling interests	(6,315)	(6,835)	(20,392)	(15,781)
Income including noncontrolling interests and before provision for income taxes	$191,450	$201,295	$543,829	$575,577

(1)	No individual client accounted for more than ten percent of total revenues in any of the periods presented.

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net interest income (expense):
Private Client Group	$24,063	$22,664	$71,561	$66,423
Capital Markets	1,039	1,047	6,015	5,174
Asset Management	47	(1)	135	90
RJ Bank	123,687	102,054	351,172	298,633
Other	(13,237)	(16,341)	(45,679)	(48,605)
Net interest income	$135,599	$109,423	$383,204	$321,715

Index

The following table presents our total assets on a segment basis:

	June 30, 2016	September 30, 2015
	(in thousands)
Total assets:
Private Client Group(1)	$7,924,942	$6,870,379
Capital Markets(2)	3,154,266	2,780,733
Asset Management	126,134	187,378
RJ Bank	16,057,835	14,191,566
Other	1,580,254	2,449,628
Total	$28,843,431	$26,479,684

(1)	Includes $189 million and $187 million of goodwill at June 30, 2016 and September 30, 2015, respectively.

(2)	Includes $133 million and $121 million of goodwill at June 30, 2016 and September 30, 2015, respectively.

We have operations in the United States, Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
United States	$1,289,275	$1,247,645	$3,738,804	$3,643,350
Canada	72,969	71,928	197,284	209,221
Europe	18,780	20,242	63,695	65,367
Other	5,669	8,898	29,354	23,243
Total	$1,386,693	$1,348,713	$4,029,137	$3,941,181

Pre-tax income (loss) excluding noncontrolling interests:
United States	$197,537	$202,574	$550,606	$581,361
Canada	3,832	5,706	13,026	13,193
Europe	(2,234)	(573)	(3,577)	(4,299)
Other	(1,370)	423	4,166	1,103
Total	$197,765	$208,130	$564,221	$591,358

Our total assets, classified by major geographic area in which they are held, are presented below:

	June 30, 2016		September 30, 2015
	(in thousands)
Total assets:
United States (1)	$26,460,926		$24,543,645
Canada(2)	2,274,163		1,814,178
Europe	66,296	(3)	36,669
Other	42,046		85,192
Total	$28,843,431		$26,479,684

(1)    Includes $275 million of goodwill at June 30, 2016 and September 30, 2015.

(2)    Includes $38 million and $33 million of goodwill at June 30, 2016 and September 30, 2015, respectively.

(3)    Includes $9 million of goodwill at June 30, 2016.

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

Quarter ended June 30, 2016 compared with the quarter ended June 30, 2015

We achieved net revenues of $1.36 billion for the quarter, a $37 million, or 3%, increase. Our pre-tax income amounted to $198 million, a decrease of $10 million, or 5%. Our net income of $126 million reflects a decrease of $8 million, or 6%, and our diluted earnings per share amounted to $0.87, a 4% decrease.

After excluding the $13 million of acquisition-related expenses we incurred during the current quarter, our adjusted pre-tax income amounted to $211 million,(1) an increase of 1%, and adjusted net income of $134 million(1) reflects an increase of 1%. Adjusted diluted earnings per share (a non-GAAP measure) amounted to $0.93,(1) a 2% increase.

Net revenues increased in each of our four operating segments, with the RJ Bank segment achieving a record level of quarterly net revenues and pre-tax income. Total client assets under administration were a quarter-end record $534.5 billion at June 30, 2016, a 7% increase over the prior year level. The increase in assets under administration is attributable to strong financial advisor recruiting results and a high level of retention of our existing advisors, as well as a slight increase in equity markets. Non-interest expenses increased $47 million, or 4%. The increase primarily results from acquisition-related expenses, an increase in certain reserves for legal and regulatory matters in the PCG segment, and an increase in the loan loss provision resulting primarily from loan growth.

(1)
“Adjusted pre-tax income,” “adjusted net income,” and “adjusted diluted earnings per share” are each non-GAAP financial measures. Please see the “reconciliation of the GAAP results to the non-GAAP measures” in this Item 2, for a reconciliation of our non-GAAP measures to the most directly comparable GAAP measures, and for other important disclosures.

Index

A summary of our financial results by segment as compared to the prior year quarter, are as follows:

•
Our Private Client Group segment generated net revenues of $901 million, a 1% increase, while pre-tax income decreased 5% to $82 million.  The increase in revenues is primarily attributable to an increase in account and service fee income, most notably an increase in fees associated with our multi-bank client cash sweep program resulting from both an increase in short-term interest rates, and an increase in client cash balances resulting from clients’ reaction to market volatility and uncertainty. While securities commissions and fee revenues declined slightly, fees arising from fee-based accounts increased and partially offset declines in commissions on mutual funds, equity securities, and new issue sales credits. Client assets under administration of the Private Client Group increased 6% over the prior year, to $506.0 billion at June 30, 2016. Net inflows of client assets have been positively impacted by successful retention and recruiting of financial advisors. Non-interest expenses increased $13 million, or 2%, compared to the prior year quarter, primarily resulting from an increase in legal and regulatory expenses. The segment’s margin on net revenues decreased to 9.1% from 9.7% in the comparable prior year quarter.

•
The Capital Markets segment generated net revenues of $252 million, an 8% increase, while pre-tax income increased $14 million, or 79%, to $33 million. Trading profits increased $14 million, or 88%, as a result of increased fixed income trading activity due in part to the volatility surrounding the Brexit vote in June. Institutional commissions on fixed income products increased $4 million, or 5%, and institutional commissions on equity products increased $4 million, or 8%. Merger and acquisition and advisory fee revenues increased $5 million, or 16%, offset by a decrease in equity underwriting fee revenues of $8 million, or 36%. Non-interest expenses increased $8 million, or 4%, compared to the prior year quarter level, primarily resulting from an increase in commission expenses that was correlated with the increase in commission revenues.

•
Our Asset Management segment generated a 2% increase in net revenues to $101 million, while pre-tax income increased $1 million, or 3%, to $33 million. Non-discretionary asset-based administration fee revenues increased, driven by an increase in assets held in such programs over the prior year level to $106.0 billion as of June 30, 2016. Advisory fee revenues from managed programs decreased by $1 million, or 1%, compared to the prior year quarter amount despite the increase in financial assets under management in managed programs to $71.7 billion as of June 30, 2016. Non-interest expenses only increased $1 million, or 2%, compared to the prior year quarter.

•
RJ Bank generated a 22% increase in net revenues to a record $127 million, while pre-tax income increased $11 million, or 14%, to $89 million. The increase in pre-tax income resulted primarily from an increase in net interest income, offset by an increase in the provision for loan losses. Net interest income increased due to growth in the average loans outstanding. The net interest margin approximated the prior year period level. The increase in the provision for loan losses as compared to the prior year was primarily due to charges during the current period resulting from loan growth, while the prior year period reflected a loan loss benefit that resulted from the favorable resolution of certain criticized loans that did not recur in the current period.

•
Activities in our Other segment reflect a pre-tax loss that is $32 million, or 531%, more than the prior year period. Total revenues in the segment decreased $12 million, or 41%, primarily resulting from an $11 million gain on the sale of certain ARS securities in the prior year period that did not recur in the current period. Acquisition-related expenses of $13 million are reflected in this segment, which did not occur in the prior year period.

The volume of possible regulatory changes that impact the businesses in which we operate continues to grow and evolve. On April 8, 2016, the U. S. Department of Labor (“DOL”) issued its final regulation expanding the definition of who is deemed an “investment advice fiduciary” under the Employee Retirement Income Security Act (“ERISA”) as a result of giving investment advice to a plan, plan participant or beneficiary, as well as under the Internal Revenue Code for individual retirement accounts and non-ERISA plans. Refer to Part II, Item 1A Risk Factors in this Form 10-Q for further discussion of the regulation, its effective dates, and its potential impact on our operations.

Nine months ended June 30, 2016 compared with the nine months ended June 30, 2015

We achieved net revenues of $3.94 billion, an $85 million, or 2%, increase. Our net income of $358 million reflects a decrease of nearly $15 million, or 4%, and our diluted earnings per share for the current period amount to $2.47, a 3% decrease. The current period earnings per share has benefited from our repurchase of common stock in open market transactions described below.

Index

After excluding the acquisition-related expenses we have incurred during the current period, our adjusted pre-tax income amounts to $586 million,(1) a decrease of 1%, and our adjusted net income of $371 million(1) reflects a decrease of less than 1%. Adjusted diluted earnings per share (a non-GAAP measure) amounts to $2.56,(1) slightly greater than the $2.55 diluted earnings per share in the prior year period.

Net revenues have increased in each of our four operating segments. Our non-operating Other segment reflects a decline in net revenues as the prior year period experienced higher gains from our private equity investments than the current year period as well as realized gains on sales of ARS. Non-interest expenses have increased $117 million, or 4%. The increase primarily results from: increases in compensation, commissions and benefits due to annual raises and increases in benefits expenses; increases in communications and information processing expenses resulting from our continued investment in our platform; an increase in the bank loan loss provision resulting from loan growth and increases in the provision associated with loans in the energy sector, and increases in other expenses in part due to increases in certain legal and regulatory expenses.

Our segment results during the nine month period were most significantly impacted by the factors described above for the quarter, unless otherwise noted:

•
Our Private Client Group segment generated net revenues of $2.65 billion, a 2% increase, while pre-tax income decreased 8% to $234 million. Account and service fee income increased for the reasons described in the quarter discussion above. While securities commissions and fee revenues approximated the prior year amount, such fees arising from fee-based accounts have increased and offset declines in commissions on mutual funds, equity securities and new issue sales credits. Non-interest expenses increased compared to the prior year level, most significantly due to higher administrative expenses to support our continued growth, higher communications and information technology expenses resulting from our continued investments in our platform, and an increase in other expense in part due to certain legal and regulatory expenses. The segment’s margin on net revenues decreased to 8.8% from 9.8% in the comparable prior year period.

•
The Capital Markets segment generated revenues of $728 million, a 2% increase, while pre-tax income increased $19 million, or 29%, to $86 million. The increase in revenues is driven by an increase in trading profits, and to a lesser extent an increase in tax credit fund syndication fee revenues, offset by declines in equity underwriting fee and merger and acquisition and advisory fee revenues. Non-interest expenses approximate the prior year level.

•
Our Asset Management segment generated revenues of $298 million, a 2% increase, while pre-tax income decreased $5 million, or 5%, to $97 million. Non-discretionary asset-based administration fee revenues increased, driven by an increase in assets held in such programs over the prior year level. Advisory fee revenues from managed programs have decreased as the balances of financial assets under management in managed programs reflected decreases for most of the current year. Expenses have increased over the prior year period level, due in large part to a prior year reversal of certain incentive compensation expense accruals for associates who left the firm during the prior year, which did not recur in the current year.

•
RJ Bank generated net revenues of $360 million, a 17% increase, while pre-tax income increased $26 million, or 12%, to $240 million. The loan loss provision has increased nearly $17 million, or 162%, over the prior year period level due to higher corporate loan growth and charges during the current year resulting from loans outstanding within the energy sector.

•
Activities in our Other segment reflect a pre-tax loss that is $47 million, or 102%, more than the prior year period. Total revenues in the segment decreased $25 million, or 44%, primarily resulting from an $18 million decrease in private equity gains, and an $11 million gain on the sale of certain ARS securities in the prior year period that did not recur in the current year. Acquisition-related expenses of $21 million are reflected in this segment, which did not occur in the prior year period.

•
During the nine months we repurchased approximately 3.2 million shares of our common stock in open market transactions, for a total purchase price of approximately $144.5 million, reflecting an average per share repurchase price of $45.69 (see Part II, Item 2 in this Form 10-Q, for additional information on these share repurchases).

(1)
“Adjusted pre-tax income,” “adjusted net income,” and “adjusted diluted earnings per share” are each non-GAAP financial measures. Please see the “reconciliation of the GAAP results to the non-GAAP measures” in this Item 2, for a reconciliation of our non-GAAP measures to the most directly comparable GAAP measures, and for other important disclosures.

Index

Segments

We currently operate through the following five business segments: Private Client Group (or “PCG”); Capital Markets; Asset Management; RJ Bank; and Other (which consists of our principal capital and private equity activities as well as certain corporate overhead costs of RJF including the interest cost on our public debt, and the acquisition costs associated with certain of our acquisitions including, for the current year, acquisition costs associated with our acquisition of Mummert and our pending acquisitions of Deutsche WM and 3Macs (see Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information).

The following table presents our consolidated and segment gross revenues, net revenues, and pre-tax income (loss), the latter excluding noncontrolling interests, for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2016	2015	% change	2016	2015	% change
	($ in thousands)
Total company
Revenues	$1,386,693	$1,348,713	3%	$4,029,137	$3,941,181	2%
Net revenues	$1,358,482	$1,320,989	3%	$3,944,493	$3,859,227	2%
Pre-tax income excluding noncontrolling interests	$197,765	$208,130	(5)%	$564,221	$591,358	(5)%

Private Client Group
Revenues	$903,223	$894,727	1%	$2,660,687	$2,617,604	2%
Net revenues	$900,527	$892,162	1%	$2,653,130	$2,607,929	2%
Pre-tax income	$81,911	$86,363	(5)%	$234,283	$254,527	(8)%

Capital Markets
Revenues	$256,734	$237,680	8%	$727,508	$711,775	2%
Net revenues	$251,572	$233,133	8%	$715,251	$700,180	2%
Pre-tax income	$32,769	$18,287	79%	$86,024	$66,788	29%

Asset Management
Revenues	$100,954	$98,899	2%	$298,034	$292,551	2%
Net revenues	$100,940	$98,848	2%	$297,978	$292,488	2%
Pre-tax income	$32,507	$31,554	3%	$96,996	$102,445	(5)%

RJ Bank
Revenues	$132,747	$107,244	24%	$376,785	$315,590	19%
Net revenues	$126,584	$103,873	22%	$360,240	$307,301	17%
Pre-tax income	$88,930	$78,008	14%	$239,929	$213,628	12%

Other
Revenues	$17,170	$28,890	(41)%	$31,442	$56,462	(44)%
Net revenues	$28	$9,657	(100)%	$(24,379)	$(1,653)	NM
Pre-tax loss	$(38,352)	$(6,082)	(531)%	$(93,011)	$(46,030)	(102)%

Intersegment eliminations
Revenues	$(24,135)	$(18,727)	(29)%	$(65,319)	$(52,801)	(24)%
Net revenues	$(21,169)	$(16,684)	(27)%	$(57,727)	$(47,018)	(23)%

Index

Reconciliation of the GAAP results to the non-GAAP measures

We believe that the non-GAAP measures provide useful information by excluding material items that may not be indicative of our core operating results and that the GAAP and the non-GAAP measures should be considered together. The non-GAAP adjustments include acquisition-related expenses (associated with our acquisition of Mummert and our announced acquisitions of Deutsche WM and 3Macs) net of applicable taxes. There are no non-GAAP adjustments to net income in the three months, or any quarterly period during the nine months, ended June 30, 2015. See the footnotes below for further explanation of each item.

The following table provides a reconciliation of the GAAP measures to the non-GAAP measures for the periods that include non-GAAP adjustments:

	Three months ended June 30, 2016	Nine months ended June 30, 2016
	($ in thousands, except per share amounts)
Net income attributable to RJF - GAAP	$125,504	$357,680

Non-GAAP adjustments:
Acquisition-related expenses (1)	13,445	21,332
Tax effect of non-GAAP adjustment (2)	(4,919)	(7,809)
Non-GAAP adjustments, net of tax	8,526	13,523
Adjusted net income attributable to RJF - Non-GAAP	$134,030	$371,203

Non-GAAP earnings per common share:
Non-GAAP basic	$0.95	$2.61
Non-GAAP diluted	$0.93	$2.56

Average equity - GAAP (3)	$4,691,374	$4,637,898
Average equity - non-GAAP (3) (4)	$4,700,634	$4,642,824

Return on equity for the quarter (annualized)	10.7%	N/A
Return on equity for the quarter - non-GAAP (annualized) (4)	11.4%	N/A

Return on equity - year to date	N/A	10.3%
Return on equity year to date - non-GAAP (5)	N/A	10.7%

Pre-tax income attributable to RJF - GAAP	$197,765	$564,221
Total pre-tax non-GAAP adjustments (as detailed above)	13,445	21,332
Adjusted pre-tax income attributable to RJF non-GAAP	$211,210	$585,553

Pre-tax margin on net revenues - GAAP	14.6%	14.3%
Pre-tax margin on net revenues - non-GAAP (6)	15.6%	14.8%

(1)	The non-GAAP adjustment adds back to pre-tax income acquisition-related expenses incurred during each respective period associated with our acquisitions described above.

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

Index

Net interest analysis

In December 2015, the Federal Reserve Bank announced an increase in its benchmark short-term interest rate by 25 basis points. At the current low level of short-term rates, any changes in short-term interest rates are likely to have a meaningful impact on our overall financial performance, as we have certain assets and liabilities, primarily held in our PCG and RJ Bank segments, which are subject to changes in interest rates. Given the relationship of our interest sensitive assets to liabilities held in each of these segments, increases in short-term interest rates, including the mid-December 2015 rate increase, should result in an overall increase in our net earnings.  Gradual increases in short-term interest rates would have the most significant favorable impact on our PCG and RJ Bank segments (refer to the table in Item 3 - Interest Rate Risk in this Form 10-Q, which presents an analysis of RJ Bank’s estimated net interest income over a twelve month period based on instantaneous shifts in interest rates using the asset/liability model applied by RJ Bank).

We estimate that the December 2015 short-term interest rate increase of 25 basis points has had a favorable impact on our pre-tax income of an amount approximating $20 million per quarter (or approximately $80 million of additional pre-tax income on an annualized basis).

Our latest projection which is based upon March 31, 2016 balances, projects that an additional 75 basis point instantaneous rise in short-term interest rates would result in an additional increase in our annual pre-tax income of approximately $80 million over a twelve month period. The realization of such amounts is dependent upon the realization of certain key assumptions in our analysis. Such assumptions include our estimates of the timing and amounts of: earning/deposit rates paid on our clients’ cash balances; client cash balance levels; the level of earning assets; and RJ Bank’s net interest margin.

We estimate that approximately 55% of any future increases would be reflected in account and service fee revenues (resulting from an increase in the fees generated in lieu of interest income from our multi-bank sweep program with unaffiliated banks and the discontinuance of money market fund fee waivers) which are reported in the PCG segment, and the remaining portion of the increase would be reflected in net interest income reported primarily in our PCG and RJ Bank segments.

If the Federal Reserve Bank was to reverse its December 2015 action and decrease the benchmark short-term interest rate, the impact on our net interest income would be an unfavorable reversal of the positive impact described above.

Index

Quarter ended June 30, 2016 compared with the quarter ended June 30, 2015 – Net interest

The following table presents our consolidated average interest-earning asset and liability balances, interest income and expense balances, and the average yield/cost, for the periods indicated:

	Three months ended June 30,
	2016					2015
	Average balance(1)		Interest inc./exp.		Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,710,742		$16,809		3.93%	$1,777,330	$16,755	3.77%
Assets segregated pursuant to regulations and other segregated assets	3,564,664		4,915		0.55%	2,470,545	3,350	0.54%
Bank loans, net of unearned income(2)	14,754,557		126,354		3.46%	12,155,952	103,017	3.40%
Available for sale securities	541,773		1,880		1.39%	462,993	1,234	1.07%
Trading instruments(3)	843,263		4,913		2.33%	733,372	4,636	2.53%
Stock loan	622,268		2,296		1.48%	410,867	2,910	2.83%
Loans to financial advisors(3)	555,797		2,091		1.50%	468,123	1,774	1.52%
Corporate cash and all other(3)	2,357,685		4,552		0.77%	2,925,738	3,471	0.47%
Total	$24,950,749		$163,810		2.63%	$21,404,920	$137,147	2.56%

Interest-bearing liabilities:
Brokerage client liabilities	$4,146,248		$619		0.06%	$3,623,228	$213	0.02%
Bank deposits(2)	13,304,241	(4)	2,733	(4)	0.08%	11,294,478	2,077	0.07%
Trading instruments sold but not yet purchased(3)	274,429		1,277		1.86%	309,722	1,158	1.50%
Stock borrow	64,732		789		4.88%	126,090	1,082	3.43%
Other borrowings	698,054		3,324		1.90%	714,705	1,983	1.11%
Senior notes	938,496		16,771		7.15%	1,149,159	19,010	6.62%
Loans payable of consolidated variable interest entities(3)	17,046		178		4.18%	31,834	404	5.08%
Other(3)	251,408		2,520		4.01%	234,417	1,797	3.07%
Total	$19,694,654		$28,211		0.57%	$17,483,633	$27,724	0.63%
Net interest income			$135,599				$109,423

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

(4)	Net of affiliate deposit balances and interest expense associated with affiliate deposits.

Net interest income increased $26 million, or 24%. Net interest income is earned primarily by our RJ Bank and PCG segments, which are discussed separately below.

The RJ Bank segment’s net interest income increased $22 million, or 21%, resulting from an increase in average interest-earning banking assets. The net interest margin was relatively unchanged compared to the same quarter in the prior year. Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Net interest income in the PCG segment increased $1 million, or 6%. Average customer cash balances and the related segregated asset balances increased compared to the prior year quarter as many clients reacted to uncertainties in the equity markets during the current quarter by increasing the cash balances in their brokerage accounts. In addition, as a result of the December 2015 Federal Reserve Bank increase in short-term interest rates, the net interest earned on these segregated asset balances also increased. Average client margin interest rates increased compared to the prior year quarter but the favorable impact on net interest was partially offset by a decrease in average balances outstanding.

Index

Interest income earned on the available for sale securities portfolio increased $1 million, or 52%, due to increased yields and balances. See Note 7 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our available for sale securities.

Interest expense incurred on our other borrowings increased by $1 million, or 68%. These borrowings are in large part comprised of RJ Bank’s borrowings from the FHLB and the related interest rate hedges, but also include borrowings that are used to finance a portion of our fixed income securities inventories. The increase in interest expense is primarily due to the increase in interest rates applicable to such borrowings. See Note 12 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding all of our borrowings other than our senior notes payable.

Interest expense incurred on our senior notes decreased by $2 million, or 12%, as the outstanding balance decreased during the current quarter due to the April 2016 maturity and repayment of the $250 million 4.25% issuance. Subsequent to the quarter-end, we executed a senior note issuance - see Note 13 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information.

Nine months ended June 30, 2016 compared with the nine months ended June 30, 2015 – Net interest

The following table presents our consolidated average interest-earning asset and liability balances, interest income and expense balances, and the average yield/cost, for the periods indicated:

	Nine months ended June 30,
	2016					2015
	Average balance(1)		Interest inc./exp.		Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,770,909		$51,311		3.86%	$1,785,980	$50,268	3.75%
Assets segregated pursuant to regulations and other segregated assets	3,444,704		15,573		0.60%	2,423,417	10,139	0.56%
Bank loans, net of unearned income(2)	14,126,661		357,325		3.39%	11,908,477	299,829	3.36%
Available for sale securities	549,541		5,452		1.32%	521,419	3,830	0.98%
Trading instruments(3)	749,375		14,339		2.55%	717,471	14,061	2.61%
Stock loan	578,953		6,423		1.48%	417,232	10,120	3.23%
Loans to financial advisors(3)	532,170		6,001		1.50%	450,705	5,211	1.54%
Corporate cash and all other(3)	2,662,167		11,424		0.57%	2,884,663	10,211	0.47%
Total	$24,414,480		$467,848		2.56%	$21,109,364	$403,669	2.55%

Interest-bearing liabilities:
Brokerage client liabilities	$4,216,125		$1,481		0.05%	$3,615,490	$737	0.03%
Bank deposits(2)	12,752,863	(4)	7,504	(4)	0.08%	11,030,150	6,304	0.08%
Trading instruments sold but not yet purchased(3)	289,280		3,839		1.77%	294,872	3,376	1.53%
Stock borrow	75,827		2,185		3.84%	144,215	4,495	4.16%
Other borrowings	739,925		9,417		1.70%	729,605	4,171	0.76%
Senior notes	1,078,974		54,953		6.79%	1,149,112	57,029	6.62%
Loans payable of consolidated variable interest entities(3)	19,962		803		5.36%	35,738	1,470	5.48%
Other(3)	242,588		4,462		2.45%	261,036	4,372	2.23%
Total	$19,415,544		$84,644		0.58%	$17,260,218	$81,954	0.63%
Net interest income			$383,204				$321,715

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

(4)	Net of affiliate deposit balances and interest expense associated with affiliate deposits.

Index

Net interest income increased $61 million, or 19%. Net interest income is earned primarily by our RJ Bank and PCG segments, which are discussed separately below.

The RJ Bank segment’s net interest income increased $53 million, or 18%, resulting from an increase in average interest-earning banking assets partially offset by a slight decrease in net interest margin.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Net interest income in the PCG segment increased $5 million, or 8%. Average customer cash balances and the related segregated asset balances increased compared to the prior year as many clients reacted to uncertainties in the equity markets that occurred during portions of the current year by increasing the cash balances in their brokerage accounts. In addition, as a result of the December 2015 Federal Reserve Bank short-term interest rate increase, the net interest earned on these segregated asset balances also increased. Interest rates associated with margin balances increased, offset by a decrease in the average margin balances outstanding.

Net interest income arising from our securities lending activities decreased $1 million, or 25%. Revenues associated with hard-to-borrow securities in our Box lending program (this program is described in Item 1, Private Client Group, on page 5 of our 2015 Form 10-K) decreased $4 million, while the expense associated with our stock borrow activities decreased $2 million.

Interest income earned on the available for sale securities portfolio increased $2 million, or 42%, due to increased yields and balances. See Note 7 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our available for sale securities.

Interest expense incurred on our other borrowings increased by $5 million, or 126%. These borrowings are in large part comprised of RJ Bank’s borrowings from the FHLB and the related interest rate hedges. See Note 12 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding all of our borrowings other than our senior notes payable.

Interest expense incurred on our senior notes decreased by $2 million, or 4%, for the reasons described in the quarterly discussion above.

Index

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2016	% change	2015	2016	% change	2015
	($ in thousands)
Revenues:
Securities commissions and fees:
Equities	$58,665	(4)%	$61,390	$177,612	(13)%	$204,958
Fixed income products	22,298	10%	20,342	71,849	33%	54,068
Mutual funds	152,931	(14)%	176,911	466,263	(10)%	516,204
Fee-based accounts	399,961	6%	377,808	1,158,836	7%	1,083,742
Insurance and annuity products	93,232	2%	91,821	281,508	5%	267,378
New issue sales credits	12,459	(44)%	22,158	30,059	(51)%	61,700
Sub-total securities commissions and fees	739,546	(1)%	750,430	2,186,127	—	2,188,050
Interest	26,759	6%	25,229	79,118	4%	76,098
Account and service fees:
Client account and service fees	60,023	36%	44,019	166,165	27%	130,845
Mutual fund and annuity service fees	64,318	2%	62,984	187,618	3%	181,785
Client transaction fees	4,664	16%	4,023	15,468	12%	13,856
Correspondent clearing fees	585	(10)%	650	1,922	4%	1,852
Account and service fees – all other	91	30%	70	257	19%	216
Sub-total account and service fees	129,681	16%	111,746	371,430	13%	328,554
Other	7,237	(1)%	7,322	24,012	(4)%	24,902
Total revenues	903,223	1%	894,727	2,660,687	2%	2,617,604

Interest expense	(2,696)	5%	(2,565)	(7,557)	(22)%	(9,675)
Net revenues	900,527	1%	892,162	2,653,130	2%	2,607,929

Non-interest expenses:
Sales commissions	545,628	(2)%	554,692	1,616,137	—	1,619,711
Admin & incentive compensation and benefit costs	149,729	7%	140,105	440,459	8%	407,663
Communications and information processing	42,640	2%	41,831	127,085	11%	114,963
Occupancy and equipment	30,581	3%	29,793	92,487	3%	89,800
Business development	21,742	(9)%	23,854	71,055	1%	70,296
Clearance and other	28,296	82%	15,524	71,624	41%	50,969
Total non-interest expenses	818,616	2%	805,799	2,418,847	3%	2,353,402
Pre-tax income	$81,911	(5)%	$86,363	$234,283	(8)%	$254,527

Margin on net revenues	9.1%		9.7%	8.8%		9.8%

For an overview of our PCG segment operations, refer to the information presented in Item 1, Business, on pages 4 - 5 of our 2015 Form 10-K, as well as the description of the key factors impacting our PCG results of operations discussed on pages 43 - 44 of our 2015 Form 10-K.

Index

PCG client asset balances are as follows as of the dates indicated:

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(in billions)
Total PCG assets under administration	$506.0	$485.6	$473.1	$453.3	$475.4	$471.1
PCG assets in fee-based accounts	$206.7	$196.1	$190.0	$179.4	$186.2	$182.1

Total PCG assets under administration increased 6% over June 30, 2015, primarily as a result of net client inflows. Total PCG assets in fee-based accounts increased 11% compared to June 30, 2015. Increased client assets under administration typically result in higher fee-based account revenues and mutual fund and annuity service fees. In periods where equity markets improve, assets under administration increase and client activity generally increase, thereby having a favorable impact on financial advisor productivity. Generally, assets under administration, client activity, and financial advisor productivity decline in periods where equity markets reflect downward trends. Higher client cash balances generally lead to increased interest income and account fee revenues, depending upon spreads realized in our client interest program and RJBDP.

The following table presents a summary of PCG financial advisors as of the dates indicated:

	Employees	Independent contractors	June 30, 2016 total	September 30, 2015 total	June 30, 2015 total
RJ&A	2,649	—	2,649	2,571	2,541
Raymond James Financial Services, Inc.	—	3,697	3,697	3,544	3,487
Raymond James Ltd.	172	213	385	383	385
Raymond James Investment Services Limited (“RJIS”)	—	103	103	98	94
Total financial advisors	2,821	4,013	6,834	6,596	6,507
Quarter ended June 30, 2016 compared with the quarter ended June 30, 2015 – Private Client Group

Net revenues increased $8 million, or 1%, to $901 million. Pre-tax income decreased $4 million, or 5%, to $82 million. PCG’s pre-tax margin on net revenues decreased to 9.1% as compared to the prior year quarter’s 9.7%.

Securities commissions and fees decreased $11 million, or 1%.  Commissions on mutual funds decreased $24 million, or 14%, new issue sales credits declined $10 million, or 44%, and commissions on equity products decreased $3 million, or 4%, all of which reflect the challenging equity market conditions during the current period. Client assets under administration increased to $506.0 billion, an increase of $30.6 billion, or 6%, compared to June 30, 2015. The year over year increase in client assets was driven primarily by positive net inflows generated by a high level of financial advisor retention and successful recruiting results. Revenues earned on fee-based accounts increased $22 million, or 6%, commissions earned on fixed income products increased $2 million, or 10%, and commission revenues on insurance and annuity products increased $1 million, or 2%. Commission earnings on fixed income securities increased as volatility of interest rates during the quarter provided favorable conditions for fixed income products. Commission earnings on insurance and annuity products increased primarily due to increases in fixed annuity commissions in part resulting from our acquisition of TPC in July 2015.

Total account and service fees increased $18 million, or 16%. The majority of this increase was due to client account and service fees, which increased $16 million, or 36%, primarily due to an increase in RJBDP fees resulting from increased average balances in the program as well an increase in applicable program rates in response to the 25 basis point December 2015 interest rate increase.

Total segment revenues increased 1%. The portion of total segment revenues that we consider to be recurring is approximately 77% at June 30, 2016, an increase from 75% at June 30, 2015.  Recurring commission and fee revenues include asset-based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund and annuity service fees, fees earned on funds in our multi-bank sweep program, and interest.

Net interest income in the PCG segment increased $1 million, or 6%. Average customer cash balances and the related segregated asset balances increased compared to the prior year quarter as many clients reacted to uncertainties in the equity markets during the current quarter by increasing the cash balances in their brokerage accounts. In addition, as a result of the December 2015 Federal Reserve Bank increase in short-term interest rates, the net interest earned on these segregated asset balances also increased. Average client margin interest rates increased compared to the prior year quarter but the favorable impact on net interest was partially offset by a decrease in average balances outstanding.

Index

Non-interest expenses increased $13 million, or 2%.  Administrative and incentive compensation and benefits expense increased $10 million, or 7%, resulting in part from annual increases in salary expenses, increases in employee benefit plan costs and additional staffing levels, primarily in PCG operations and information technology functions, to support our continued growth. Clearance and other expense increased $13 million, or 82%, primarily resulting from an $11 million increase over the prior year quarter other expense related to legal and regulatory expenses, most notably $6 million of expense related to a matter that arose and was settled during the period with the Securities Division of the Vermont Department of Financial Regulation. The current quarter was not impacted by the settlement of the anti-money laundering (“AML”) matter with FINRA that was announced during the quarter, as the expense related to such matter had been accrued in prior quarters. See further discussion of each of these matters in Part II - Item 1 Legal Proceedings in this Form 10-Q. Offsetting the increases, sales commission expense decreased $9 million, or 2%, resulting from the 1% decrease in commission and fee revenues, and business development expense decreased $2 million, or 9%, due to decreased financial advisor recruiting costs.

Nine months ended June 30, 2016 compared with the nine months ended June 30, 2015 – Private Client Group

Net revenues increased $45 million, or 2%, to $2.65 billion. Pre-tax income decreased $20 million, or 8%, to $234 million. PCG’s pre-tax margin on net revenues decreased to 8.8% as compared to the prior year’s 9.8%.

Securities commissions and fees approximate the prior period level, reflecting a relatively small $2 million decrease.  Commissions on mutual funds decreased $50 million, or 10%, new issue sales credits declined $32 million, or 51%, and commissions on equity products decreased $27 million, or 13%, all of which reflect the challenging equity market conditions during the current year. Offsetting the decreases, significant increases arose from revenues earned on fee-based accounts, which increased $75 million, or 7%, commissions earned on fixed income products which increased $18 million, or 33%, and commission revenues on insurance and annuity products which increased $14 million, or 5%.

Total account and service fees increased $43 million, or 13%. Client account and service fees increased $35 million, or 27%, primarily due to an increase in RJBDP fees resulting from increased average balances in the program as well as a December 2015 increase in rates applicable thereto. Mutual fund and annuity service fees increased $6 million, or 3%, primarily as a result of an increase in education and marketing support (“EMS”) fees and mutual fund omnibus fees, which are paid to us by the mutual fund companies whose products we distribute.  The increase in EMS fees is primarily due to increased fees pursuant to schedules in existing contracts, new contracts for certain existing fund families, and new fund families joining the program. Omnibus fees are generally based on the number of positions held in our client portfolios and compensate us for recordkeeping. Increases in such revenues are a result of increases in the number of positions invested in existing fund families on the omnibus platform as well as new fund families joining the omnibus program.

Net interest income in the PCG segment increased $5 million, or 8%. Average customer cash balances and the related segregated asset balances increased compared to the prior year as many clients reacted to uncertainties in the equity markets that occurred during portions of the current period by increasing the cash balances in their brokerage accounts. In addition, as a result of the December 2015 Federal Reserve Bank short-term interest rate increase, the net interest earned on these segregated asset balances also increased. Average client margin balances outstanding increased slightly as well as the interest rates associated with such balances.

Non-interest expenses increased $65 million, or 3%.   Administrative and incentive compensation and benefits expense increased $33 million, or 8%, resulting in part from annual increases in salaries, increases in employee benefit plan costs and additional staffing levels, primarily in PCG operations and information technology functions, to support our continuing growth. Clearance and other expense increased $21 million, or 41%, primarily resulting from increases in other expense related to certain legal and regulatory expenses which are approximately $23 million more than the prior year level. Communications and information processing expense increased $12 million, or 11%, due to increases in software consulting and other information technology expenses.

Index

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2016	% change	2015	2016	% change	2015
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$58,916	8%	$54,575	$175,244	(5)%	$184,702
Fixed income	79,306	5%	75,557	231,147	8%	214,567
Sub-total institutional sales commissions	138,222	6%	130,132	406,391	2%	399,269
Equity underwriting fees	14,373	(36)%	22,466	30,738	(45)%	56,282
Merger & acquisition and advisory fees	36,068	16%	31,136	102,076	(15)%	119,633
Fixed income investment banking	10,562	(3)%	10,897	30,245	6%	28,407
Tax credit funds syndication fees	11,567	(6)%	12,345	35,520	47%	24,195
Investment advisory fees	5,895	(5)%	6,204	20,596	11%	18,587
Net trading profit	29,476	88%	15,640	63,484	62%	39,293
Interest	6,201	11%	5,594	18,272	9%	16,769
Other	4,370	34%	3,266	20,186	116%	9,340
Total revenues	256,734	8%	237,680	727,508	2%	711,775
Interest expense	(5,162)	14%	(4,547)	(12,257)	6%	(11,595)
Net revenues	251,572	8%	233,133	715,251	2%	700,180

Non-interest expenses:
Sales commissions	52,829	12%	47,299	153,135	1%	151,255
Admin & incentive compensation and benefit costs	111,364	—	111,253	310,221	(1)%	314,055
Communications and information processing	18,351	3%	17,815	53,856	1%	53,291
Occupancy and equipment	8,360	(1)%	8,466	25,273	—	25,273
Business development	9,209	(16)%	10,991	29,730	(10)%	32,977
Losses and non-interest expenses of real estate partnerships held by consolidated VIEs	14,042	32%	10,655	32,468	9%	29,761
Clearance and all other	19,190	2%	18,774	56,322	(2)%	57,357
Total non-interest expenses	233,345	4%	225,253	661,005	—	663,969
Income before taxes and including noncontrolling interests	18,227	131%	7,880	54,246	50%	36,211
Noncontrolling interests	(14,542)		(10,407)	(31,778)		(30,577)
Pre-tax income excluding noncontrolling interests	$32,769	79%	$18,287	$86,024	29%	$66,788

For an overview of our Capital Markets segment operations, refer to the information presented in Item 1, Business, on pages 6 - 7 of our 2015 Form 10-K, as well as the description of the key factors impacting our Capital Markets segment results of operations discussed on pages 47 - 48 of our 2015 Form 10-K.

Quarter ended June 30, 2016 compared with the quarter ended June 30, 2015 – Capital Markets

Net revenues increased $18 million, or 8%, to $252 million. Pre-tax income increased $14 million, or 79%, to $33 million.

Commission revenues increased $8 million, or 6%. Institutional fixed income commissions increased $4 million, or 5%, primarily benefiting from interest rate volatility in the markets during the quarter. Institutional equity sales commissions increased $4 million, or 8%, resulting from slightly improved equity market conditions during most of the current period.

Index

Equity underwriting fees decreased $8 million, or 36%, with the decrease occurring in our domestic operations as underwriting revenues arising from our Canadian operations increased by $1 million. The total number of both lead-managed and co-managed underwritings approximates the prior period level. The revenues from our Canadian operations, while modestly improved, continued to be subdued as market conditions in Canada remain sluggish.

Merger and acquisition and advisory fees increased $5 million, or 16%.

We experienced solid performance in our public finance underwritings in the current period, which impact both our securities commissions and fee revenues and our investment banking revenues. The combined revenues resulting from these public finance business activities approximated the prior period level.

Our net trading profit increased $14 million, or 88%. Trading profits generated in our fixed income operations increased approximately $13 million, reflecting strong results across a number of product categories and benefiting from the interest rate volatility in the quarter due in part to the Brexit vote in June.

Non-interest expenses increased $8 million, or 4%.  Commission expenses increased $6 million, or 12%, in line with the 6% increase in total institutional commission revenues. The losses and non-interest expenses of real estate partnerships held by consolidated VIEs increased $3 million, or 32%. The majority of these losses are attributable to others, thus the offsetting noncontrolling interests discussed in the following paragraph reflects a similar increase. Our business development expenses decreased $2 million, or 16%, reflecting heightened expense management during the period.

Noncontrolling interests is primarily comprised of the net pre-tax impact (which are net losses) from the consolidation of certain low-income housing tax credit funds, with noncontrolling interests reflecting the portion of such losses that we do not own.  Additionally, noncontrolling interests includes the net pre-tax impact associated with the results of operations of certain joint ventures in Argentina and Uruguay. Total segment expenses attributable to others increased by $4 million as compared to the prior year as a result of an increase in losses and non-interest expenses associated with the consolidated low-income housing tax credit funds.

Nine months ended June 30, 2016 compared with the nine months ended June 30, 2015 – Capital Markets

Net revenues increased $15 million, or 2%, to $715 million. Pre-tax income increased $19 million, or 29%, to $86 million.

Commission revenues increased $7 million, or 2%. Institutional fixed income commissions increased $17 million, or 8%, benefiting from increased activity during the current period both in the anticipation as well as the aftermath of the eventual December 2015 Federal Reserve Bank action to increase short-term interest rates, as well as the interest rate volatility in the markets during much of the current period. Offsetting this increase, institutional equity sales commissions decreased $9 million, or 5%, resulting primarily from decreased equity underwriting activities during the current period.

Merger and acquisition and advisory fees decreased $18 million, or 15%, and underwriting revenues decreased by $26 million, or 45%. The late September 2015 decline in the equity markets, coupled with market uncertainty in advance of the December 2015 Federal Reserve Bank announcement and their related commentary on interest rates, combined to result in a less than favorable market environment for equity activities during much of the current period. In the current year we have experienced relatively low volume in both our merger and acquisition advisory and underwriting activities. While merger and acquisition and advisory fees are a volatile revenue source in general, the number of merger and acquisition transactions in the nine months ended June 30, 2016, and especially in the first three months of the current year, was low due to the uncertainty in the market. The number of both lead-managed and co-managed underwritings in both our domestic and Canadian operations decreased during the current period compared to the prior year period as a result of the relatively unfavorable equity market environment.

We have experienced solid performance in our public finance underwritings in the current year, which impact both our securities commissions and fee revenues and our investment banking revenues. The combined revenues resulting from these public finance business activities approximates the prior period level.

Tax credit fund syndication fee revenues increased $11 million, or 47%, due to an increase in the volume of tax credit fund partnership interests sold during the current period and the current period recognition of $4 million in revenues that were associated with partnership interests sold in prior years which had been deferred in those years. Current year recognition of these previously deferred revenues result from the favorable resolution of certain conditions associated with the partnership interests which, once favorably resolved, result in the recognition of previously deferred revenues. As of June 30, 2016, approximately $11 million of

Index

previously deferred revenues remain to be recognized in future revenues, whenever such conditions for revenue recognition are fully satisfied.

Our net trading profit increased $24 million, or 62%. Trading profits generated in our fixed income operations increased approximately $20 million, reflecting solid results in most product categories. Within our equity capital markets operations, the prior year period included a $5 million realized loss on two equity positions held in our Canadian subsidiary that did not recur in the current period.

Other revenues increased $11 million, or 116%. The most significant component of the increase is attributable to foreign exchange gains associated with certain of our Latin American joint ventures, which increased $4 million in the current period.

Non-interest expenses decreased $3 million.  Administrative and incentive compensation and benefit expense decreased $4 million, or 1%, primarily attributable to lower incentive compensation associated with the decline in underwriting and mergers and acquisition fee revenues as compared to the prior year period. Our business development expenses decreased $3 million, or 10%, reflecting the outcome of heightened expense management, especially prevalent during the two most recent quarters.

Noncontrolling interests is primarily comprised of the net pre-tax impact (which are net losses) from the consolidation of certain low-income housing tax credit funds, with noncontrolling interests reflecting the portion of such losses that we do not own.  Additionally, noncontrolling interests includes the net pre-tax impact associated with the results of operations of certain joint ventures in Argentina and Uruguay. Total segment expenses attributable to others approximates the prior period levels.

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2016	% change	2015	2016	% change	2015
	($ in thousands)
Revenues:
Investment advisory and related administrative fees:
Managed programs	$67,017	(1)%	$67,917	$200,289	(2)%	$203,427
Non-discretionary asset-based administration	18,613	7%	17,349	54,349	11%	49,150
Sub-total investment advisory and related administrative fees	85,630	—	85,266	254,638	1%	252,577
Other	15,324	12%	13,633	43,396	9%	39,974
Total revenues	100,954	2%	98,899	298,034	2%	292,551

Expenses:
Admin & incentive compensation and benefit costs	28,062	3%	27,236	83,050	10%	75,199
Communications and information processing	6,682	7%	6,248	20,209	7%	18,821
Occupancy and equipment	1,100	(3)%	1,139	3,335	(2)%	3,395
Business development	2,139	(19)%	2,636	7,461	2%	7,324
Investment sub-advisory fees	14,263	1%	14,093	41,454	2%	40,794
Other	15,344	2%	15,081	42,953	5%	40,857
Total expenses	67,590	2%	66,433	198,462	6%	186,390
Income before taxes and including noncontrolling interests	33,364	3%	32,466	99,572	(6)%	106,161
Noncontrolling interests	857		912	2,576		3,716
Pre-tax income excluding noncontrolling interests	$32,507	3%	$31,554	$96,996	(5)%	$102,445

Index

For an overview of our Asset Management segment operations, refer to the information presented in Item 1, Business, on page 8 of our 2015 Form 10-K, as well as the description of the key factors impacting our Asset Management segment results of operations discussed on page 50 of our 2015 Form 10-K.

Managed Programs

As of June 30, 2016, approximately 80% of investment advisory fees recorded in this segment are earned from assets held in managed programs.  Of these revenues, approximately 65% of our investment advisory fees recorded in each quarter are determined based on balances at the beginning of a quarter, approximately 20% are based on balances at the end of the quarter and the remaining 15% are computed based on average assets throughout the quarter.

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

The following table reflects fee-billable financial assets under management in managed programs at the dates indicated:

	June 30, 2016	March 31, 2016	September 30, 2015	June 30, 2015	March 31, 2015	September 30, 2014
	(in millions)
Financial assets under management:
Eagle Asset Management, Inc.	$26,399	$25,767	$25,692	$29,075	$29,010	$28,752
Freedom accounts	22,829	21,839	20,188	20,542	20,219	18,562
Raymond James Consulting Services	16,131	15,064	13,484	13,861	13,957	13,085
Unified Managed Accounts (“UMA”)	9,852	9,378	8,613	9,044	8,861	7,587
All other	1,066	1,071	1,116	1,595	1,450	1,382
Sub-total financial assets under management	76,277	73,119	69,093	74,117	73,497	69,368
Less: Assets managed for affiliated entities	(4,589)	(4,316)	(3,916)	(3,936)	(4,127)	(4,811)
Total financial assets under management	$71,688	$68,803	$65,177	$70,181	$69,370	$64,557

The following table summarizes the activity impacting the total financial assets under management in managed programs (including activity in assets managed for affiliated entities) for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2016	2015		2016	2015
	(in millions)
Financial assets under management at beginning of period	$73,119	$73,497		$69,093	$69,368
Net inflows of client assets	1,404	956	(1)	3,122	2,812	(1)
Net market appreciation (depreciation) in asset values	1,754	(486)	(1)	4,062	2,839	(1)
Other	—	150		—	(902)	(2)
Financial assets under management at end of period	$76,277	$74,117		$76,277	$74,117

(1)
Revised from the amounts reported in the prior year periods in order to present on a basis consistent with the current period. In the prior year periods, the presentation of net inflows only included the asset flows associated with new clients, and cancellations associated with existing clients, to certain programs.

(2)
The other category in the prior year period includes $1.05 billion of assets that were previously included in Eagle Asset Management, Inc. programs which were transferred into non-discretionary asset-based programs. The asset balances in non-discretionary asset-based programs are discussed below.

Index

Non-discretionary asset-based programs

As of June 30, 2016, approximately 20% of investment advisory fee revenues recorded in this segment are earned for administrative services on assets held in certain non-discretionary asset-based programs. These assets totaled $106.0 billion, $100.0 billion, $91.0 billion, and $95.2 billion as of June 30, 2016, March 31, 2016, September 30, 2015 and June 30, 2015, respectively. All administrative fees associated with these programs are determined based on balances at the beginning of the quarter, and are reflected within “non-discretionary asset-based administration” revenues in this segment’s results of operations.

Quarter ended June 30, 2016 compared with the quarter ended June 30, 2015 – Asset Management

Revenues increased $2 million, or 2%, to $101 million. Pre-tax income increased $1 million, or 3%, to $33 million.

Total investment advisory and related administrative fee revenues approximated the prior year quarter. Fee revenues on non-discretionary asset-based administration activities increased $1 million, or 7%, resulting from the 11% increase in assets held by such programs over the prior year level. This is offset by a $1 million, or 1% decrease in advisory fee revenues arising from managed programs, as current quarter advisory fee revenues are in large part based upon asset levels as of the beginning of the quarter, which were less than the comparable prior year level.

Other income increased $2 million, or 12%, in part resulting from Raymond James Trust, N. A. (“RJ Trust”) which generated an increase in trust fee income arising from their 23% increase in trust assets from the prior year level to $4.41 billion as of June 30, 2016.

Expenses increased by approximately $1 million, or 2%, primarily resulting from an increase in administrative and incentive compensation expenses arising from annual salary increases, increases in personnel to support the growth of the business as well as from the recently acquired Cougar operations, and increases in certain employee benefit plan costs.

Noncontrolling interests includes the impact of the consolidation of certain subsidiary investment advisors and other subsidiaries. The portion of net income attributable to noncontrolling interests approximates the prior year quarter.

Nine months ended June 30, 2016 compared with the nine months ended June 30, 2015 – Asset Management

Revenues increased $5 million, or 2%, to $298 million. Pre-tax income decreased $5 million, or 5%, to $97 million.

Total investment advisory and related administrative fee revenues increased by $2 million, or 1%. Revenues from non-discretionary asset-based administration activities increased $5 million, or 11%, primarily resulting from the 11% increase in assets held by such programs, which includes those arising from the Cougar acquisition, over the prior year level. Offsetting this increase, advisory fee revenues from managed programs decreased by approximately $3 million, or 2%. Although financial assets under management increased $1.5 billion, or nearly 2%, compared to the prior year level, such balances have been lower on fee billing dates during the current year as Eagle lost a few large institutional accounts early in the year.

Other income increased $3 million, or 9%, resulting in part from RJ Trust which generated an increase in trust fee income arising from their 23% increase in trust assets from the prior year level.

Expenses increased by approximately $12 million, or 6%, primarily resulting from a $8 million, or 10%, increase in administrative and incentive compensation expenses, and a $2 million, or 5% increase in other expense. The increase in administrative and incentive compensation expenses results primarily from the factors mentioned in the quarterly discussion above and, in addition, the prior year incentive compensation expense included a reversal of certain incentive compensation expense accruals for associates who left the firm during the prior year; such a reversal did not recur in the current year. The increase in other expense is primarily the result of an increase in certain regulatory compliance and legal expenses as well as certain incremental costs associated with Cougar including amortization of intangible assets arising from the acquisition.

Noncontrolling interests includes the impact of the consolidation of certain subsidiary investment advisors and other subsidiaries. The portion of net income attributable to noncontrolling interests decreased $1 million compared to the prior year period as a result of the reduction in the amount of performance fee revenues earned in the current period that are attributable to others.

Index

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2016	% change	2015	2016	% change	2015
	($ in thousands)
Revenues:
Interest income	$129,850	23%	$105,425	$367,717	20%	$306,922
Interest expense	(6,163)	83%	(3,371)	(16,545)	100%	(8,289)
Net interest income	123,687	21%	102,054	351,172	18%	298,633
Other income	2,897	59%	1,819	9,068	5%	8,668
Net revenues	126,584	22%	103,873	360,240	17%	307,301

Non-interest expenses:
Compensation and benefits	7,342	7%	6,884	21,533	7%	20,191
Communications and information processing	2,382	43%	1,662	5,920	43%	4,135
Occupancy and equipment	281	(14)%	325	863	(9)%	948
Loan loss provision (benefit)	3,452	215%	(3,009)	26,991	162%	10,293
FDIC insurance premiums	4,487	50%	2,992	11,540	32%	8,715
Affiliate deposit account servicing fees	11,542	20%	9,593	31,444	20%	26,190
Other	8,168	10%	7,418	22,020	(5)%	23,201
Total non-interest expenses	37,654	46%	25,865	120,311	28%	93,673
Pre-tax income	$88,930	14%	$78,008	$239,929	12%	$213,628

For an overview of our RJ Bank segment operations, refer to the information presented in Item 1, Business, on page 9 of our 2015 Form 10-K, as well as the description of the key factors impacting our RJ Bank segment results of operations discussed on page 53 of our 2015 Form 10-K.

Index

The tables below present certain credit quality trends for loans held by RJ Bank:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net loan (charge-offs)/recoveries:
C&I loans	$(782)	$—	$(2,476)	$298
CRE loans	—	3,773	—	3,773
Residential mortgage loans	44	(278)	(122)	(339)
SBL (1)	56	6	77	20
Total	$(682)	$3,501	$(2,521)	$3,752

	June 30, 2016	September 30, 2015
	(in thousands)
Allowance for loan losses:
Loans held for investment:
C&I loans	$136,667	$117,623
CRE construction loans	3,433	2,707
CRE loans	33,096	30,486
Tax-exempt loans	8,008	5,949
Residential mortgage loans	12,020	12,526
SBL	3,658	2,966
Total	$196,882	$172,257

Nonperforming assets:
Nonperforming loans:
C&I loans	$36,264	$—
CRE loans	4,364	4,796
Residential mortgage loans:
Residential first mortgage	40,628	47,504
Home equity loans/lines	84	319
Total nonperforming loans	81,340	52,619
Other real estate owned:
Residential:
Residential first mortgage	4,677	4,631
Home equity	83	—
Total other real estate owned	4,760	4,631
Total nonperforming assets	$86,100	$57,250
Total nonperforming assets, net as a % of RJ Bank total assets	0.52%	0.39%

Total loans:
Loans held for sale, net(2)	$206,918	$119,519
Loans held for investment:
C&I loans	7,319,194	6,928,018
CRE construction loans	178,787	162,356
CRE loans	2,452,373	2,054,154
Tax-exempt loans	701,339	484,537
Residential mortgage loans	2,351,387	1,962,614
SBL	1,827,490	1,481,504
Net unearned income and deferred expenses	(41,090)	(32,424)
Total loans held for investment(2)	14,789,480	13,040,759
Total loans(2)	$14,996,398	$13,160,278

(1)	The SBL portfolio segment includes securities based and other consumer loans.

(2)	Net of unearned income and deferred expenses.

Index

The following table presents RJ Bank’s allowance for loan losses by loan category:

	June 30, 2016		September 30, 2015
	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable
	($ in thousands)
Loans held for sale	$—	1%	$—	1%
C&I loans	115,496	42%	98,447	44%
CRE construction loans	3,225	1%	2,148	1%
CRE loans	28,377	14%	24,064	13%
Tax-exempt loans	8,008	5%	5,949	4%
Residential mortgage loans	12,012	16%	12,513	15%
SBL	3,654	12%	2,962	11%
Foreign loans	26,110	9%	26,174	11%
Total	$196,882	100%	$172,257	100%

Information on foreign assets held by RJ Bank:

Changes in the allowance for loan losses with respect to loans RJ Bank has made to borrowers who are not domiciled in the U.S. are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Allowance for loan losses attributable to foreign loans, beginning of period:	$27,509	$21,244	$26,174	$19,891
Provision for loan losses - foreign loans	(1,291)	1,675	(219)	4,147
Net charge-offs - foreign loans	—	—	—	—
Foreign currency translation adjustment	(108)	131	155	(988)
Allowance for loan losses attributable to foreign loans, end of period	$26,110	$23,050	$26,110	$23,050

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

	Deposits with other banks	C&I loans	CRE loans	Residential mortgage loans	SBL	Total cross-border outstandings (1)
	(in thousands)
June 30, 2016

Canada	$8,826	$390,991	$109,725	$544	$316	$510,402

September 30, 2015

Canada	$122,810	$456,602	$178,230	$557	$328	$758,527

(1)	Excludes any hedged, non-U.S. currency amounts.

Index

Quarter ended June 30, 2016 compared with the quarter ended June 30, 2015 – RJ Bank

Revenues increased $26 million, or 24%, to $133 million. Pre-tax income increased $11 million, or 14%, to $89 million.

The increase in pre-tax income was primarily attributable to a $23 million, or 22%, increase in net revenues, offset by an increase of $6 million, or 215%, in the provision for loan losses, and a $5 million, or 18%, increase in non-interest expenses (excluding provision for loan losses). The increase in net revenues was attributable to a $22 million increase in net interest income and a $1 million increase in other income.

The $22 million increase in net interest income was the result of a $2.8 billion increase in average interest-earning banking assets. The increase in average interest-earning banking assets was driven by a $2.6 billion increase in average loans, which was comprised of a $1.8 billion, or 20%, increase in average corporate loans, a $444 million, or 33%, increase in average SBL balances, and a $327 million, or 17%, increase in average residential mortgage loans. The net interest margin at 3.10% was relatively unchanged compared to the same quarter last year as an increase in the average interest-earning banking assets yield was offset by an increase in total cost of funds. The increase in the yield of the average interest-earning banking assets to 3.26% from 3.19% was the result of an increase in the loan portfolio yield to 3.46% from 3.40% due to a change in the composition of average loans to a larger percentage of higher yielding loans. The total cost of funds increased to 0.17% from 0.11% due to an increase in deposit and borrowing costs, which includes additional expense from our interest rate hedging activities.

Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $2.6 billion to $14.5 billion.

The increase in the provision for loan losses as compared to the prior year was primarily due to the prior year reflecting a net benefit from the resolution of certain criticized loans. This benefit did not recur during the current year. The provision for loan losses also reflects improved credit characteristics such as the continued decline in residential mortgage loan delinquencies and nonperforming loans.
Non-interest expenses (excluding provision for loan losses) increased $5 million as compared to the prior year quarter. This increase included a $2 million increase in affiliate deposit account servicing fees and a $2 million increase in FDIC insurance premiums both resulting from the increase in deposit balances. Additionally, there was an increase of $1 million in communications and information processing expense due to the centralization of certain technology costs during the current year resulting in higher allocations from affiliates.

Index

The following table presents average balance, interest income and expense, the related interest yields and rates, and interest spreads for RJ Bank for the periods indicated:

	Three months ended June 30,
	2016			2015
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income (1)
Loans held for sale	$128,600	$969	3.32%	$87,549	$532	2.55%
Loans held for investment:
Domestic:
C&I loans	6,222,036	58,293	3.71%	5,660,534	51,683	3.61%
CRE construction loans	149,297	1,537	4.07%	93,515	881	3.73%
CRE loans	2,053,749	15,097	2.91%	1,403,313	11,907	3.36%
Tax-exempt loans (2)	656,693	4,506	4.22%	365,823	2,547	4.28%
Residential mortgage loans	2,291,571	16,751	2.89%	1,964,225	14,364	2.89%
SBL	1,780,217	13,375	2.97%	1,336,211	9,268	2.74%
Foreign:
C&I loans	1,069,924	12,591	4.66%	941,085	9,259	3.89%
CRE construction loans	5,509	117	8.42%	24,876	241	3.83%
CRE loans	392,746	3,081	3.10%	274,132	2,297	3.31%
Residential mortgage loans	2,308	18	2.96%	2,853	21	2.57%
SBL	1,907	19	3.96%	1,836	17	3.65%
Total loans, net	14,754,557	126,354	3.46%	12,155,952	103,017	3.40%
Agency MBS	347,916	1,207	1.39%	232,880	573	0.99%
Non-agency CMOs	66,830	432	2.59%	87,759	552	2.52%
Cash	716,076	898	0.50%	689,200	409	0.24%
FHLB stock, Federal Reserve Bank of Atlanta (“FRB”) stock, and other	219,281	959	1.75%	108,775	874	3.22%
Total interest-earning banking assets	16,104,660	$129,850	3.26%	13,274,566	$105,425	3.19%
Non-interest-earning banking assets:
Allowance for loan losses	(195,322)			(162,610)
Unrealized loss on available for sale securities	(3,011)			(4,445)
Other assets	302,125			346,511
Total non-interest-earning banking assets	103,792			179,456
Total banking assets	$16,208,452			$13,454,022
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$341,829	$1,320	1.55%	$348,899	$1,438	1.65%
Money market, savings, and NOW accounts	13,532,676	1,985	0.06%	10,945,579	639	0.02%
FHLB advances and other	659,435	2,858	1.72%	628,671	1,294	0.81%
Total interest-bearing banking liabilities	14,533,940	$6,163	0.17%	11,923,149	$3,371	0.11%
Non-interest-bearing banking liabilities	66,216			64,567
Total banking liabilities	14,600,156			11,987,716
Total banking shareholder’s equity	1,608,296			1,466,306
Total banking liabilities and shareholder’s equity	$16,208,452			$13,454,022
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,570,720	$123,687		$1,351,417	$102,054
Bank net interest:
Spread			3.09%			3.08%
Margin (net yield on interest-earning banking assets)			3.10%			3.09%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			110.81%			111.33%
Annualized return on average:
Total banking assets			1.47%			1.52%
Total banking shareholder’s equity			14.80%			13.95%
Average equity to average total banking assets			9.92%			10.90%
The text of the footnotes in the above table are on the following page.

Index

Explanation of the footnotes to the table on the preceding page:

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended June 30, 2016 and 2015 was $10 million and $6 million, respectively.

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
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale	$249	$188	$437
Loans held for investment:
Domestic:
C&I loans	5,127	1,483	6,610
CRE construction loans	526	130	656
CRE loans	5,519	(2,329)	3,190
Tax-exempt loans	2,026	(67)	1,959
Residential mortgage loans	2,393	(6)	2,387
SBL	3,080	1,027	4,107
Foreign:
C&I loans	1,268	2,064	3,332
CRE construction loans	(188)	64	(124)
CRE loans	994	(210)	784
Residential mortgage loans	(5)	2	(3)
SBL	1	1	2
Agency MBS	283	351	634
Non-agency CMOs	(132)	12	(120)
Cash	16	473	489
FHLB stock, FRB stock, and other	888	(803)	85
Total interest-earning banking assets	22,045	2,380	24,425

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	(30)	(88)	(118)
Money market, savings and NOW accounts	151	1,195	1,346
FHLB advances and other	64	1,500	1,564
Total interest-bearing banking liabilities	185	2,607	2,792
Change in net interest income	$21,860	$(227)	$21,633

Index

Nine months ended June 30, 2016 compared with the nine months ended June 30, 2015 – RJ Bank

Revenues increased $61 million, or 19%, to $377 million. Pre-tax income increased $26 million, or 12%, to $240 million.

The increase in pre-tax income was primarily attributable to a $53 million, or 17%, increase in net revenues, offset by an increase of $17 million, or 162%, in the provision for loan losses, and a $10 million, or 12%, increase in non-interest expenses (excluding provision for loan losses). The increase in net revenues was attributable to a $53 million increase in net interest income.

The $53 million increase in net interest income was the result of a $2.6 billion increase in average interest-earning banking assets partially offset by a small decline in net interest margin. The increase in average interest-earning banking assets was driven by a $2.2 billion increase in average loans, which was comprised of a $1.5 billion, or 17%, increase in average corporate loans, a $462 million, or 38%, increase in average SBL balances, and a $234 million, or 12%, increase in average residential mortgage loans. The net interest margin decreased to 3.04% from 3.08% due to an increase in total cost of funds to 0.16% from 0.09% primarily resulting from an increase in deposit and borrowing costs, which includes additional expense from our interest rate hedging activities. The average interest-earning banking assets yield increased slightly to 3.18% from 3.16% compared to the prior year primarily due to an increase in the loan portfolio yield to 3.39% from 3.36% resulting from a change in the composition of average loans to a larger percentage of higher yielding loans.

Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $2.3 billion to $14 billion.

The increase in the provision for loan losses as compared to the prior year was primarily due to higher corporate loan growth and the charges during the current year resulting from loans outstanding within the energy sector. The provision for loan losses also reflects improved credit characteristics such as the continued decline in residential mortgage loan delinquencies and nonperforming loans.
Non-interest expenses (excluding provision for loan losses) increased $10 million as compared to the prior year quarter. The current year expense included a $5 million increase in affiliate deposit account servicing fees and a $3 million increase in FDIC insurance premiums both resulting from the increase in deposit balances. Other increases in non-interest expense included a $2 million increase in SBL affiliate fees due to the current year growth in securities-based lending, a $2 million increase in communications and information processing expense due to the centralization of certain technology costs during the current year resulting in higher allocations from affiliates, a $1 million increase in compensation and benefits resulting from salary increases and staff additions, and a $1 million increase in equity losses related to RJ Bank’s investment in low income housing tax credit projects. These increases in non-interest expenses were partially offset by a $5 million decrease in expense related to the reserve for unfunded lending commitments.

Index

The following table presents average balance, interest income and expense, the related interest yields and rates, and interest spreads for RJ Bank for the periods indicated:

	Nine months ended June 30,
	2016			2015
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income (1)
Loans held for sale	$151,805	$3,395	3.13%	$101,784	$1,881	2.59%
Loans held for investment:
Domestic:
C&I loans	6,149,103	172,068	3.68%	5,310,935	153,447	3.82%
CRE construction loans	143,502	5,091	4.66%	88,943	2,690	3.99%
CRE loans	1,886,681	41,401	2.88%	1,365,865	32,866	3.17%
Tax-exempt loans (2)	587,521	11,998	4.19%	252,357	5,534	4.50%
Residential mortgage loans	2,146,793	47,213	2.89%	1,910,002	41,354	2.86%
SBL	1,665,768	37,191	2.93%	1,202,954	25,022	2.74%
Foreign:
C&I loans	999,216	29,598	3.89%	1,349,997	29,610	2.89%
CRE construction loans	21,811	894	5.38%	20,202	669	4.36%
CRE loans	370,307	8,371	2.97%	298,546	6,644	2.93%
Residential mortgage loans	2,241	50	2.91%	3,976	60	1.99%
SBL	1,913	55	3.76%	2,916	52	2.34%
Total loans, net	14,126,661	357,325	3.39%	11,908,477	299,829	3.36%
Agency MBS	348,234	3,554	1.36%	247,362	1,733	0.93%
Non-agency CMOs	70,602	1,347	2.54%	93,315	1,700	2.43%
Cash	795,014	2,655	0.44%	616,189	1,018	0.22%
FHLB stock, FRB stock, and other	179,077	2,836	2.11%	103,124	2,642	3.43%
Total interest-earning banking assets	15,519,588	$367,717	3.18%	12,968,467	$306,922	3.16%
Non-interest-earning banking assets:
Allowance for loan losses	(185,412)			(156,797)
Unrealized loss on available for sale securities	(3,667)			(4,879)
Other assets	275,858			334,099
Total non-interest-earning banking assets	86,779			172,423
Total banking assets	$15,606,367			$13,140,890
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$352,971	$4,174	1.58%	$347,191	$4,421	1.70%
Money market, savings, and NOW accounts	12,912,176	4,744	0.05%	10,682,959	1,883	0.02%
FHLB advances and other	690,593	7,627	1.45%	652,299	1,985	0.40%
Total interest-bearing banking liabilities	13,955,740	$16,545	0.16%	11,682,449	$8,289	0.09%
Non-interest-bearing banking liabilities	70,356			52,466
Total banking liabilities	14,026,096			11,734,915
Total banking shareholder’s equity	1,580,271			1,405,975
Total banking liabilities and shareholder’s equity	$15,606,367			$13,140,890
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,563,848	$351,172		$1,286,018	$298,633
Bank net interest:
Spread			3.02%			3.07%
Margin (net yield on interest-earning banking assets)			3.04%			3.08%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			111.21%			111.01%
Annualized return on average:
Total banking assets			1.37%			1.43%
Total banking shareholder’s equity			13.54%			13.35%
Average equity to average total banking assets			10.13%			10.70%
The text of the footnotes in the above table are on the following page.

Index

Explanation of the footnotes to the table on the preceding page:

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the nine months ended June 30, 2016 and 2015 was $25 million and $21 million, respectively.

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
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale	$925	$589	$1,514
Loans held for investment:
Domestic:
C&I loans	24,217	(5,596)	18,621
CRE construction loans	1,651	750	2,401
CRE loans	12,532	(3,997)	8,535
Tax-exempt loans	7,350	(886)	6,464
Residential mortgage loans	5,127	732	5,859
SBL	9,627	2,542	12,169
Foreign:
C&I loans	(7,694)	7,682	(12)
CRE construction loans	54	171	225
CRE loans	1,597	130	1,727
Residential mortgage loans	(26)	16	(10)
SBL	(18)	21	3
Agency MBS	707	1,114	1,821
Non-agency CMOs	(414)	61	(353)
Cash	295	1,342	1,637
FHLB stock, FRB stock, and other	1,946	(1,752)	194
Total interest-earning banking assets	57,876	2,919	60,795

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	74	(321)	(247)
Money market, savings and NOW accounts	393	2,468	2,861
FHLB advances and other	116	5,526	5,642
Total interest-bearing banking liabilities	583	7,673	8,256
Change in net interest income	$57,293	$(4,754)	$52,539

Index

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2016	% change	2015	2016	% change	2015
	($ in thousands)
Revenues:
Interest income	$3,905	35%	$2,892	$10,142	7%	$9,510
Investment advisory fees	275	(46)%	508	869	(21)%	1,094
Other	12,990	(49)%	25,490	20,431	(55)%	45,858
Total revenues	17,170	(41)%	28,890	31,442	(44)%	56,462

Interest expense	(17,142)	(11)%	(19,233)	(55,821)	(4)%	(58,115)
Net revenues	28	(100)%	9,657	(24,379)	NM	(1,653)

Non-interest expenses:
Compensation and other	17,565	34%	13,080	38,490	16%	33,298
Acquisition-related expenses	13,445	100%	—	21,332	100%	—
Total non-interest expenses	31,010	137%	13,080	59,822	80%	33,298
Loss before taxes and including noncontrolling interests	(30,982)	(805)%	(3,423)	(84,201)	(141)%	(34,951)
Noncontrolling interests	7,370		2,659	8,810		11,079
Pre-tax loss excluding noncontrolling interests	$(38,352)	(531)%	$(6,082)	$(93,011)	(102)%	$(46,030)
This segment includes our principal capital and private equity activities as well as certain corporate overhead costs of RJF including the interest cost on our public debt, and the acquisition costs associated with certain acquisitions including, for the current period, acquisition costs associated with our acquisition of Mummert and our announced acquisitions of Deutsche WM and 3Macs (see Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information).

Quarter ended June 30, 2016 compared with the quarter ended June 30, 2015 – Other

The pre-tax loss generated by this segment increased by approximately $32 million, or 531%.

Total revenues in this segment decreased $12 million, or 41%, most of which is comprised of a decrease in our other revenues of $13 million, or 49%. Other revenues include gains or losses (both realized and unrealized) arising from the private equity portfolio, as well as any realized gains on the sale of ARS securities. Other revenues in the prior year period include an $11 million realized gain on the sale of all of our Jefferson County, Alabama Limited Obligation School Warrants ARS, which did not recur in the current period. The gains associated with the private equity portfolio approximated the prior year period level.

Interest expense incurred on our senior notes decreased by $2 million, or 12%, as the outstanding balance decreased during the current quarter due to the April 2016 maturity and repayment of the $250 million 4.25% issuance. Subsequent to the quarter-end, we executed a senior note issuance, see Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information.

The acquisition-related expenses (including legal and travel-related expense) in the current period pertain to certain incremental expenses incurred in connection with our acquisition of Mummert as well as our announced acquisitions of Deutsche WM and 3Macs. See Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the components of these expenses.

The portion of revenue attributable to noncontrolling interests increased $5 million as a larger portion of the gains generated in the private equity portfolio in the current period were attributable to others.

Index

Nine months ended June 30, 2016 compared with the nine months ended June 30, 2015 – Other

The pre-tax loss generated by this segment increased by approximately $47 million, or 102%.

Total revenues in this segment decreased $25 million, or 44%. Private equity gains included in other revenues decreased by a $18 million, or 50%, and realized gains on the sale of ARS securities decreased by $11 million.

Interest expense incurred on our senior notes decreased by $2 million, or 4%, as the outstanding balance decreased during the current period for the reasons described in the quarter discussion above.

The acquisition-related expenses (including legal and travel-related expense) in the current period pertain to certain incremental expenses incurred in the current period in connection with our acquisition of Mummert as well as our announced acquisitions of Deutsche WM and 3Macs. See Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the components of these expenses.

The portion of revenue attributable to noncontrolling interests decreased $2 million, as the decrease in gains generated in the private equity portfolio result in lower amounts of such gains that are attributable to others.

Certain statistical disclosures by bank holding companies

As a financial holding company, we are required to provide certain statistical disclosures by bank holding companies pursuant to the Securities and Exchange Commission’s Industry Guide 3.  Certain of those disclosures are as follows for the periods indicated:

	For the three months ended June 30,		For the nine months ended June 30,
	2016	2015	2016	2015

RJF return on assets (1)	1.8%	2.1%	1.7%	2.1%
RJF return on equity (2)	10.7%	12.0%	10.3%	11.5%
Equity to assets (3)	17.4%	18.9%	17.7%	19.1%
Dividend payout ratio(4)	23.0%	19.8%	24.3%	21.2%

(1)
Computed as net income attributable to RJF for the period indicated, divided by average assets (the sum of total assets at the beginning and end of the period, divided by two) the product of which is then annualized.

(2)
Computed by utilizing the net income attributable to RJF for the period indicated, divided by the average equity attributable to RJF (for the quarter, computed by adding the total equity attributable to RJF as of the date indicated plus the prior quarter-end total, divided by two and for the year-to-date period, computed by adding the total equity attributable to RJF as of each quarter-end date during the indicated year-to-date period, plus the beginning of the year total, divided by four). The result is then annualized.

(3)
Computed as average equity (the sum of total equity at the beginning and end of the period, divided by two), divided by average assets (the sum of total assets at the beginning and end of the period, divided by two).

(4)	Computed as dividends declared per common share during the period as a percentage of diluted earnings per common share.

Refer to the RJ Bank section of this MD&A, various sections within Item 3 in this Form 10-Q, and the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, for the other required disclosures.

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

Index

Liquidity is provided primarily through our business operations and financing activities.  Financing activities could include bank borrowings, repurchase agreement transactions or additional capital raising activities under our “universal” shelf registration statement.

Cash used in operating activities during the nine months ended June 30, 2016 was $87 million. Cash generated by successful operating results over the period resulted in a $466 million increase in cash.  Significant changes in various other asset and liability balances which impact cash include: a $598 million increase in brokerage client payables as many clients have reacted to uncertainties in the equity markets by increasing the cash balances in their brokerage accounts, which also results in an increase in assets segregated pursuant to regulations described below; and an increase in stock loaned, net of stock borrowed, of $145 million, which results in increases in cash. Offsetting these activities, decreases in cash resulted from the following activities: a $764 million increase in assets segregated pursuant to regulations and other segregated assets, primarily resulting from the increase in client cash balances previously described, resulted in a use of cash; we used $105 million in operating cash as the accrued compensation, commissions and benefits decreased, primarily resulting from the annual payment of certain incentive awards; in support of our strong recruiting results we used $100 million in cash to fund loans provided to financial advisors, net of repayments. We used $98 million to fund an increase in financial instrument trading inventories. Purchases and originations of loans held for sale, net of proceeds from sales and securitizations, resulted in a $62 million decrease in operating cash. An increase in our brokerage client receivables and other receivables resulted in a $55 million use of cash. We used $37 million as our securities purchased under agreements to resell, net of securities sold under agreements to repurchase, increased. All other components of operating activities combined to net a $75 million use of cash.

Investing activities resulted in the use of $2.04 billion of cash during the nine months ended June 30, 2016.  The primary investing activity was the use of $1.86 billion in cash to fund an increase in bank loans.  We used $87 million to fund property investments, predominately internally-developed computer software investments. We used $42 million to fund additional available for sale investments held at RJ Bank, net of proceeds from maturations, repayments and sales within the portfolio. We used $37 million to fund other investments. All other components of investing activities combined to net a $10 million use of cash.

Financing activities provided $1.52 billion of cash during the nine months ended June 30, 2016.  Increases in cash resulted from: increases in RJ Bank deposit balances provided $1.81 billion; proceeds from a net increase in our short-term borrowings of $123 million; proceeds from the exercise of stock options and employee stock purchases provided $37 million; proceeds from FHLB borrowings resulted in $25 million. Partially offsetting the increases, decreases in cash resulted from: the $250 million repayment of our 4.25% senior notes that matured in April 2016; our repurchase of RJF shares used $162 million, including $144.5 million used for repurchases pursuant to a share repurchase authorization (see Part II - Item 2 in this Form 10-Q, for additional information on our share repurchases); the payment of dividends to our shareholders used $85 million. All other components of financing activities combined to net a $18 million source of cash.

The effect of currency exchange rates on our cash balances has resulted in an $14 million decrease in our U.S. dollar denominated cash balance during the nine months ended June 30, 2016. This effect is primarily attributable to cash balances we have that are denominated in Canadian currency. While the Canadian dollar to U.S. dollar exchange rate increased 3.3% since September 30, 2015, which has a favorable impact on this measure, the amount of our cash balance denominated in Canadian currency has also increased, the effect of which more than offsets the favorable impact of the change in exchange rates.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities, should provide adequate funds for continuing operations at current levels of activity.

Index

Sources of Liquidity

Approximately $951 million of our total June 30, 2016 cash and cash equivalents (a portion of which resides in a deposit account at RJ Bank) was available to us without restrictions. The cash and cash equivalents held were as follows:

Cash and cash equivalents:	June 30, 2016
	(in thousands)
RJF	$527,323	(1) (2)
RJ&A	489,861	(2)
RJ Bank	419,713
RJ Ltd.	281,445
RJFS	100,246
RJFSA	18,837
Other subsidiaries	140,632
Total cash and cash equivalents	$1,978,057

(1)
RJF maintains a depository account at RJ Bank which has a balance of $502 million as of June 30, 2016. This cash balance is reflected in the RJF total, and is excluded from the RJ Bank total, since this balance is available to RJF on-demand and without restriction.

(2)
RJF has loaned $442 million to RJ&A as of June 30, 2016 (such amount is included in the RJ&A cash balance presented in this table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

In addition to the cash balances described above, we have other various potential sources of liquidity which are described as follows.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A and RJ Bank.

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from client transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At June 30, 2016, RJ&A significantly exceeded both the minimum regulatory and its financing covenants net capital requirements. At that date, RJ&A had excess net capital of approximately $311 million, of which approximately $78 million is available for dividend while still maintaining the internally-imposed minimum net capital ratio of 15% of aggregate debit items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without Financial Industry Regulatory Authority (“FINRA”) approval.

RJ Bank may pay dividends to the parent company without the prior approval of its regulator as long as the cumulative dividends do not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted capital to risk-weighted assets ratios. At June 30, 2016, RJ Bank had approximately $188 million of capital in excess of the amount it would need at June 30, 2016 to maintain its targeted total capital to risk-weighted assets ratio of 12.5%, and could pay a dividend of such amount without requiring prior approval of its regulator.

Although we have liquidity available to us from our other subsidiaries, the available amounts are not as significant as the amounts described above, and in certain instances may be subject to regulatory requirements.

Index

Borrowings and Financing Arrangements

The following table presents our financing arrangements with third party lenders that we generally utilize to finance a portion of our fixed income securities trading instruments held, and the outstanding balances related thereto, as of June 30, 2016:

	As of June 30, 2016
	RJ&A(3)	RJ Ltd.		RJF	Total	Total number of counterparties
	($ in thousands)
Financing arrangement:
Committed secured (1)	$300,000	$—		$—	$300,000	3
Committed unsecured	—	—		300,000	300,000	1
Uncommitted secured(1)(2)	2,400,000	34,967	(4)	—	2,434,967	10
Uncommitted unsecured(1)(2)	375,000	—		50,000	425,000	7
Total financing arrangements	$3,075,000	$34,967		$350,000	$3,459,967	21

Outstanding borrowing amount:
Committed secured (1)	$80,000	$—		$—	$80,000
Committed unsecured	—	—		—	—
Uncommitted secured(1)(2)	315,957	—		—	315,957
Uncommitted unsecured(1)(2)	100,000	—		—	100,000
Total outstanding borrowing amount	$495,957	$—		$—	$495,957

(1)	Our ability to borrow is dependent upon compliance with the conditions in the various committed loan agreements and collateral eligibility requirements.

(2)	Lenders are under no contractual obligation to lend to us under uncommitted credit facilities, however, as of June 30, 2016 we had outstanding borrowings under four such arrangements with lenders.

(3)	We generally utilize the RJ&A facilities to finance a portion of our fixed income securities trading instruments.

(4)	This financing arrangement is primarily denominated in Canadian dollars, amounts presented in the table have been converted to U.S. dollars at the currency exchange rate in effect as of June 30, 2016.

The committed financing arrangements are in the form of either tri-party repurchase agreements, secured lines of credit, or in the case of the RJF Credit Facility, an unsecured line of credit.  The uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit.

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $11 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. We had no borrowings outstanding on these lines of credit as of June 30, 2016.

RJ Bank had $575 million in FHLB borrowings outstanding at June 30, 2016, comprised of two floating-rate advances totaling $550 million and a $25 million fixed-rate advance, all of which are secured by a blanket lien on RJ Bank’s residential loan portfolio (see Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these borrowings). RJ Bank has an additional $1.1 billion in immediate credit available from the FHLB as of June 30, 2016 and total available credit of 30% of total assets, with the pledge of additional collateral to the FHLB.

RJ Bank is eligible to participate in the Board of Governors of the Federal Reserve System (the “Fed”) discount-window program; however, RJ Bank does not view borrowings from the Fed as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and would be secured by pledged C&I loans.

From time to time we purchase short-term securities under agreements to resell (“Reverse Repurchase Agreements”) and sell securities under agreements to repurchase (“Repurchase Agreements”).  We account for each of these types of transactions as collateralized financings with the outstanding balances on the Repurchase Agreements included in securities sold under agreements to repurchase. At June 30, 2016, collateralized financings outstanding in the amount of $266 million are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition included in this Form 10-Q. Of this total, outstanding balances on committed and uncommitted secured agreements (which are reflected in the table of domestic financing arrangements above) were $80 million and $178 million as of June 30, 2016, respectively.  Such financings

Index

are generally collateralized by non-customer, RJ&A owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 140% of the amount financed.

The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period end balances for Repurchase Agreements and Reverse Repurchase Agreements of RJF are as follows:

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended:	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
	(in thousands)
June 30, 2016	$239,237	$266,158	$266,158	$433,003	$457,777	$444,812
March 31, 2016	268,150	266,761	190,679	419,112	471,925	428,864
December 31, 2015	270,586	247,730	245,554	423,059	415,346	405,507
September 30, 2015	280,934	332,536	332,536	432,131	498,871	474,144
June 30, 2015	233,451	255,870	251,769	425,342	445,591	416,516

At June 30, 2016, in addition to the financing arrangements described above, we had $34 million outstanding on a mortgage loan for our St. Petersburg, Florida home-office complex, that we include in other borrowings in the Condensed Consolidated Statements of Financial Condition included in this Form 10-Q.

At June 30, 2016, we have senior notes payable of $899 million. The balance at such date was comprised of $350 million outstanding on our 6.90% senior notes due 2042, $249 million outstanding on our 5.625% senior notes due 2024, and $300 million outstanding on our 8.60% senior notes due August 2019.

Our current senior long-term debt ratings are:

Rating Agency	Rating	Outlook
Standard & Poor’s Ratings Services (“S&P”)	BBB(1)	Positive(1)
Moody’s Investors Service (“Moody’s”)	Baa2(2)	Positive(2)

(1)	The S&P rating and outlook are as presented in their December 2015 report.

(2)	The Moody’s rating and outlook are as presented in their June 2016 report.

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

Should our credit rating be downgraded prior to a public debt offering it is probable that we would have to offer a higher rate of interest to bond holders.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable. A downgrade below investment grade could result in the termination of certain derivative contracts and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions (see Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information). A credit downgrade could create a reputational issue and could also result in certain counterparties limiting their business with us, result in negative comments by analysts and potentially impact investor perception of us, and resultantly impact our stock price and/or our clients’ perception of us. A credit downgrade would result in RJF incurring a higher commitment fee on any unused balance on one of its borrowing arrangements, the $300 million revolving credit facility, in addition to triggering a higher interest rate applicable to any borrowings outstanding on that line as of and subsequent to such downgrade. Conversely, an improvement in RJF’s current credit rating would have a favorable impact on the commitment fee as well as the interest rate applicable to any borrowings on such line. None of our credit agreements contain a condition or event of default related to our credit ratings.

Index

Other sources of liquidity

We own life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. The policies which we could readily borrow against have a cash surrender value of approximately $303 million as of June 30, 2016 and we are able to borrow up to 90%, or $273 million of the June 30, 2016 total, without restriction.  To effect any such borrowing, the underlying investments would be converted to money-market investments. Thus, a portion of any such borrowings could require us to take market risks as a component of our cost associated with the borrowing. There are no borrowings outstanding against any of these policies as of June 30, 2016.

On May 22, 2015 we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune. As more fully discussed below, in a registered public offering transacted in July 2016, we issued additional senior notes payable.

See the “contractual obligations” section below for information regarding our contractual obligations.

July 2016 issuance of senior notes payable

On July 12, 2016, in a registered public offering, we issued $800 million in aggregate principal amount of senior notes comprised of two note issuances. One issuance was in the aggregate principal amount of $500 million of 3.625% senior notes, due September 2026. The other issuance was in the aggregate principal amount of $300 million of 4.95% senior notes, due July 2046. The aggregate net proceeds after underwriting discounts and commissions and estimated expenses were approximately $791.4 million, and are expected to be used for working capital and for general corporate purposes. The net proceeds we received in July 2016 have a substantial favorable impact on our liquidity.

Potential impact on our liquidity from pending acquisitions

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

On May 26, 2016, we announced that we entered into an agreement to acquire all of the outstanding shares of MacDougall, MacDougall & MacTier Inc. (see Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information). At the present time, we have the ability to utilize our cash on-hand as of the closing date to fund the purchase obligation and retention incentives.

Potential impact of Morgan Keegan matters subject to indemnification by Regions on our liquidity

As more fully described in Note 21 on page 171 of our 2015 Form 10-K, on January 11, 2012, RJF entered into a Stock Purchase Agreement (“SPA”) to acquire all of the issued and outstanding shares of Morgan Keegan from Regions.  On April 2, 2012, we completed the purchase transaction. Under the terms of the SPA, in addition to customary indemnity for breaches of representations and warranties and covenants, the SPA also provides that Regions will indemnify RJF for losses incurred in connection with any litigation or similar matter related to pre-closing activities. For matters that are received within three years from the closing date, or through April 2, 2015, the indemnifications survive until such matters are resolved. As a result of these indemnifications and after consideration of the expiration of certain of these indemnification provisions, we do not anticipate the resolution of any pre-MK Closing Date Morgan Keegan litigation matters to negatively impact our liquidity (see Note 17 of the Notes to Condensed Consolidated Financial Statements, and Part II Item 1 - Legal Proceedings, in this Form 10-Q for further information regarding the indemnifications and the nature of the pre-MK Closing Date matters).

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

Index

Total assets of $28.8 billion at June 30, 2016 are approximately $2.36 billion, or 9% greater than our total assets as of September 30, 2015. Net bank loans receivable increased $1.81 billion primarily due to the growth of RJ Bank’s corporate loan portfolio during the current period. Additionally, assets segregated pursuant to federal regulations (for the benefit of our clients) increased $764 million, most significantly due to the increase in our brokerage client payable balances discussed in the following paragraph, in addition to a number of other less significant factors. Our inventories of trading instruments increased $154 million in support of increased activity levels in fixed income securities, which represents the largest component of our inventory balances. Offsetting the increases in assets, our cash and cash equivalents balance decreased $623 million, refer to the discussion of the components of this decrease in the “Liquidity and Capital Resources” section within this Item 2.

As of June 30, 2016, our liabilities of $23.8 billion were $2.16 billion, or 10% more than our liabilities as of September 30, 2015. The increase in liabilities at June 30, 2016 compared to September 30, 2015 is primarily due to a $1.8 billion increase in bank deposit liabilities as RJ Bank retained a higher portion of RJBDP balances to in part, fund a portion of their net loan growth. Payables to broker-dealers and clearing organizations increased $322 million, primarily resulting from a number of large unsettled institutional trades as of quarter-end. Brokerage client payable balances increased $279 million, reflecting an increase in client cash balances as many clients reacted to uncertainties in the equity markets since September 30, 2015 by increasing the cash balances in their brokerage accounts. Other borrowings increased by $145 million and stock loaned balances increased $108 million, both of which are indicative of increases in short-term financings primarily utilized for the purpose of financing the financial instrument trading inventory increase described above. Offsetting these increases, our outstanding balance of senior notes payable decreased $250 million as a result of our April 2016 repayment upon maturity of our 4.25% senior notes. Accrued compensation, commissions and benefits decreased by $105 million, primarily resulting from the annual payment of certain incentive compensation. Trade and other accounts payable decreased $115 million primarily resulting from a decrease of $107 million in the liability associated with Morgan Keegan legal matter contingencies which were subject to indemnification (see Note 17 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information).

Contractual obligations

In May 2016 in the ordinary course of business, we announced that we entered into an extension of the naming rights and sponsorship agreement that we initially entered into in July 1998 with the Tampa Bay Buccaneers National Football League team. Under the terms of the extension, we continue to have sponsorship and naming rights of the team’s home field through the end of the 2027 season at an annual cost modestly higher than the expiring contract.

As of June 30, 2016 and since September 30, 2015, there have been no material changes in our contractual obligations presented on page 68 of our 2015 Form 10-K, other than in the ordinary course of business. See Note 17 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, for additional information regarding certain commitments as of June 30, 2016.

Regulatory

The following discussion should be read in conjunction with the description of the regulatory framework applicable to the financial services industry and relevant to us as described in the Regulation section of Item 1 on pages 10 - 14 of our 2015 Form 10-K, and the Regulatory section on pages 69 - 70 of our 2015 Form 10-K.

In July 2013, the Office of the Comptroller of the Currency (“OCC”), the Fed, and the FDIC released final United States Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Act. The rule became effective for RJF on January 1, 2015, subject to a phase-in period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and certain regulatory capital adjustments and deductions. Effective January 1, 2016, new rules governing a capital conservation buffer became effective for both RJF and RJ Bank. See Note 21 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding RJF and RJ Bank regulatory capital levels and ratios, including information regarding the capital conservation buffer.

Under the provisions of the legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), Congress adopted the “Volcker Rule,” which generally prohibits, subject to exceptions, insured depository institutions, bank holding companies and their affiliates (together, “Banking Entities”) from engaging in “proprietary trading” or acquiring or retaining an ownership interest in a hedge fund or private equity fund (“covered funds”). In December 2013, the Commodity Futures Trading Commission (the “CFTC”), the OCC, the Fed, the FDIC, and the SEC adopted a final version of the Volcker Rule. Certain elements of the final rule are phased in over time, including achieving compliance with the aspects of the rule that apply to legacy covered funds.

Index

We currently maintain a number of private equity investments, some of which meet the definition of “covered funds” and therefore are subject to certain limitations under the covered funds provisions of the Volcker Rule. The amount of future investments of this nature that we may make will be limited in order to maintain compliance levels specified by the Volcker Rule. Further, subsequent interpretations of what constitutes “covered funds” under the Volcker Rule may adversely impact our operations. The extension of the conformance deadline to July 21, 2017 provides us additional time to realize the value of many of our investments in their due course and assess what we expect to remain in our portfolio at the conformance deadline in the context of the new regulations and execute appropriate strategies to be in conformance with the Volcker Rule at such time. Additionally, in its July 2016 announcement of the extension of the conformance deadline, the Fed indicated upon the application of a banking entity, the Fed is permitted to provide up to an additional five years to conform investments in certain illiquid funds, where the banking entity had a contractual commitment to invest in the fund as of May 1, 2010. To the extent that any of our covered funds meet such criteria for further extension, we may make the application for such extensions. The Fed indicated in their announcement that they expect to provide more information in the near term as to how it will address such applications.

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

RJ&A, RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of regulatory requirements as of June 30, 2016.

RJ Ltd. is subject to the Minimum Capital Rule (Dealer Member Rule No. 17 of the Investment Industry Regulatory Organization of Canada (“IIROC”)). See the discussion in Note 26 on page 183 of our 2015 Form 10-K where these rules are described. RJ Ltd. is not, and has not been, in Early Warning Level 1 or Level 2 as of or during the nine months ended June 30, 2016.

RJF and RJ Bank are subject to various regulatory and capital requirements. RJF and RJ Bank met the requirements to be categorized as “well capitalized” as of June 30, 2016. One of RJ Bank’s U.S. subsidiaries is an agreement corporation and is subject to regulation by the Fed. As of June 30, 2016, this RJ Bank subsidiary met the capital adequacy guideline requirements.

See Note 21 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on regulatory and capital requirements.

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

Index

“Trading instruments” and “available for sale securities” are reflected in the Condensed Consolidated Statements of Financial Condition in this Form 10-Q at fair value or amounts that approximate fair value. Unrealized gains and losses related to these financial instruments are reflected in our net income or our total comprehensive income, depending on the underlying purpose of the instrument.

As of June 30, 2016, 8% of our total assets and 3% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $346 million as of June 30, 2016 and represent 15% of our assets measured at fair value. Our private equity investments comprise $211 million, or 61%, and our ARS positions comprise $125 million, or 36%, of the Level 3 assets as of June 30, 2016, respectively.  Level 3 assets represent 7% of total equity as of June 30, 2016.

Financial instruments which are liabilities categorized as Level 3 amount to less than $100 thousand as of June 30, 2016 and represent less than 1% of liabilities measured at fair value.

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

In the RJ Ltd. reporting unit testing, we elected to perform quantitative assessments for the two reporting units within RJ Ltd. that include an allocation of goodwill. Although GAAP provides the option to perform a qualitative analysis which may result in a conclusion that no quantitative analysis of the reporting unit equity value is required, for this years annual goodwill testing of our two RJ Ltd. reporting units, we elected to perform a quantitative analysis. In these analyses, we make significant assumptions and estimates about the extent and timing of future cash flows and discount rates, as well as utilize data from peer group companies to assess the equity value of each RJ Ltd. reporting unit. Based upon the outcome of our quantitative assessments, we concluded there was no impairment of goodwill. The fair value of the equity of the RJ Ltd. PCG reporting unit was substantially in excess of its book carrying value, which includes goodwill. However, primarily as a result of the unfavorable impacts of the prolonged commodity recession in Canada on our business, most specifically impacting the natural resources sector of that economy, the fair value of the equity of the RJ Ltd. ECM reporting unit is not substantially in excess of its book carrying value, which includes goodwill. The RJ Ltd. ECM reporting unit goodwill balance was $16.9 million as of December 31, 2015, and we estimate that the excess of the fair value of the reporting unit over its carrying value including goodwill approximates 10%. Should the equity market conditions in Canada fail to improve, or we otherwise fail to perform as we have projected, an impairment charge of some portion, or perhaps all, of such goodwill could occur. Refer to Note 10 in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of the valuation methodologies and a summary of the key assumptions we applied in determining the fair value of our two RJ Ltd. reporting units.

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

At June 30, 2016, the amortized cost of all RJ Bank loans was $15.0 billion and an allowance for loan losses of $197 million was recorded against that balance. The total allowance for loan losses is equal to 1.33% of the amortized cost of the loan portfolio.

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

Index

financial report covering the quarter ending December 31, 2015. This new guidance had no impact on our financial position and results of operations. Given the nature of our OREO balances as of December 31, 2015, its adoption did not materially impact our OREO disclosures.

In April 2014, the FASB issued new guidance which changes the prior guidance regarding the requirements for reporting discontinued operations. Under the new guidance, a disposal of a component of an entity or a group of components of an entity, are required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: 1) the component of an entity or group of components of an entity meets certain criteria to be classified as held for sale. 2) The component of an entity or group of components of an entity is disposed of by sale. 3) The component of an entity or group of components of an entity is disposed of other than by sale (for example by abandonment or in a distribution to owners in a spinoff). The new guidance requires additional disclosures about discontinued operations that meet the above criteria. This new guidance is first effective for the period ended December 31, 2015.  Due to the immaterial nature of our disposals in fiscal year 2016 to-date, this new guidance did not have any impact on our financial position or results of operations.

In May 2014, the FASB issued new guidance regarding revenue recognition. In August 2015, the FASB amended this new guidance by deferring the initial required implementation date by one year. The new guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The FASB is expected to amend the guidance as the work of various industry implementation working groups identify implementation issues and FASB provides clarifying guidance in response to such feedback. In March 2016, the FASB issued such a clarifying amendment regarding certain principal versus agent considerations. In May 2016, the FASB issued additional amendments regarding the rescission of certain SEC Staff Observer Comments upon adoption of the new standard as well as providing an update to certain narrow topics within the scope of the new revenue recognition guidance. This new revenue recognition guidance, including clarifications, is first effective for our financial report covering the quarter ending December 31, 2018, early adoption is permitted in certain circumstances. Upon adoption, we may use either a full retrospective or a modified retrospective approach with respect to presentation of comparable periods prior to the effective date, we are still evaluating which transition approach to use. We are continuing our evaluation of the impact the adoption of this new guidance will have on our financial position and results of operations.

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

Index

presentations in our consolidated statements of income, depending upon the nature of future events and circumstances, but would not impact our determinations of net income presented in such statements.

In February 2015, the FASB issued amended guidance to the consolidation model. This amended guidance: 1) eliminates the deferral of the application of the new consolidation model, which had resulted in the application of prior accounting guidance to consolidation determinations of certain investment funds (see Note 2 on page 121 of our 2015 Form 10-K for a discussion of how this deferral is applicable to our Managed Funds). 2) Makes certain changes to the variable interest consolidation model. 3) Makes certain changes to the voting interest consolidation model. This amended guidance is effective for us for our fiscal year commencing on October 1, 2016, however, early adoption is permitted, including adoption in any interim period. The adoption of this new guidance is likely to impact our financial statements in the following manner: 1) will likely change certain historical conclusions that we are the primary beneficiary of certain LIHTC Funds. We currently anticipate that we will deconsolidate each of the non-guaranteed LIHTC Funds we currently consolidate. 2) We will apply this new guidance to our Managed Funds, but do not anticipate that we will conclude that we are the primary beneficiary of such Managed Funds. Accordingly, we believe that our historical practice of not consolidating the Managed Funds will continue after the adoption of this amended guidance. We believe the application of this amended guidance will significantly improve the meaningfulness of our consolidated financial statements, we plan adoption of this amended guidance for our interim financial report covering the quarter ending December 31, 2016.

In April 2015, the FASB issued guidance governing the presentation of debt issuance costs in the consolidated financial statements. Under the new guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance is effective for us for our fiscal year commencing on October 1, 2016, and early adoption is permitted. We intend to adopt this guidance pertaining to our July 2016 issuance of senior notes (see discussion in Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q). In August 2015, the FASB issued additional clarifying guidance indicating that for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Although the new guidance is to be applied on a retrospective basis with the transition amount being reported as a change in accounting principle, given the costs and remaining term associated with our debt issuances to-date, we do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements. In fiscal year 2015, we applied the clarified guidance discussed above by deferring and amortizing certain debt issuance costs we incurred associated with a line-of-credit we executed in August 2015.

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

Index

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

In March 2016, the FASB issued amended guidance related to stock compensation. The amended guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amended guidance is first effective for our financial report covering the quarter ended December 31, 2017, early adoption is permitted. We believe the adoption of this new guidance will improve the meaningfulness of the presentation of our financial position and results of operations and we plan to adopt this guidance early, after we have satisfactorily addressed all of its provisions.

In June 2016, the FASB issued new guidance related to the measurement of credit losses on financial instruments. The amended guidance involves several aspects of the accounting for credit losses related to certain financial instruments including assets measured at amortized cost, available-for-sale debt securities and certain off-balance sheet commitments. The new guidance broadens the information that an entity must consider in developing its estimated credit losses expected to occur over the remaining life of assets measured either collectively or individually and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating credit losses. Additionally the new guidance requires new disclosures of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The new guidance is first effective for our financial report covering the quarter ended December 31, 2020, early adoption is permitted although not prior to our financial report covering the quarter ended December 31, 2019. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

Off-Balance Sheet arrangements

For information regarding our off-balance sheet arrangements, see Note 22 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, and Note 27 on pages 183 - 185 of the Notes to Consolidated Financial Statements in our 2015 Form 10-K.

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

Index

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

The Fed’s MRR requires us to perform daily back testing procedures of our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which excludes fees, commissions, reserves, net interest income, and intraday trading. Based on these daily “ex ante” versus “ex post” comparisons, we verify that the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the nine months ended June 30, 2016, our regulatory-defined daily loss in our trading portfolios exceeded our predicted VaR once.

The following table sets forth the high, low, and daily average VaR for all of our trading portfolios, including fixed income, equity, and derivative instruments, as of the period and dates indicated:

	Nine months ended June 30, 2016			VaR at
	High	Low	Daily Average	June 30, 2016	September 30, 2015
	(in thousands)
Daily VaR	$2,624	$619	$1,485	$2,261	$1,173

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

Index

to complement our VaR analysis so as to measure risk under historical and hypothetical adverse scenarios. During volatile markets we may choose to pare our trading inventories to reduce risk.

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS which are issued on behalf of various state and local housing finance agencies (see the discussion of these activities within “financial instruments owned, financial instruments sold but not purchased and fair value” in Note 2 on page 107 of our 2015 Form 10-K).  These activities result in exposure to interest rate risk. In order to hedge the interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into TBA security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future. See Note 17 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these activities and the related balances outstanding as of June 30, 2016.

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

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity, including the economic value of equity (“EVE”) are described in Item 7A on page 81 of our 2015 Form 10-K. There were no material changes to these methods during the nine months ended June 30, 2016.

In February 2015, we implemented a hedging strategy using interest rate swaps as a result of RJ Bank’s asset and liability management process described above. For further information regarding this risk management objective, see the discussion of the RJ Bank Interest Hedges in the derivative contracts section of Note 2 of the Notes to Consolidated Financial Statements on page 109 of our 2015 Form 10-K and additional information in Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model:

Instantaneous changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)
+300	$522,085	2.10%
+200	$524,284	2.53%
+100	$525,836	2.84%
0	$511,331	—
-50	$469,463	(8.19)%

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

Index

The following table presents an analysis of RJ Bank’s estimated EVE sensitivity based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model:

Instantaneous changes in rate	Projected change in EVE

+300	(10.14)%
+200	(5.33)%
+100	(0.16)%
0	—
-50	(8.05)%

The following table shows the contractual maturities of RJ Bank’s loan portfolio at June 30, 2016, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One year or less	> One year – five years	> 5 years	Total(1)
	(in thousands)
Loans held for sale	$—	$39,832	$150,570	$190,402
Loans held for investment:
C&I loans	150,806	4,706,333	2,462,055	7,319,194
CRE construction loans	33,130	119,796	25,861	178,787
CRE loans	174,302	1,865,261	412,810	2,452,373
Tax-exempt loans	—	—	701,339	701,339
Residential mortgage loans	1,632	14,534	2,335,221	2,351,387
SBL	1,822,452	5,002	36	1,827,490
Total loans held for investment	2,182,322	6,710,926	5,937,322	14,830,570
Total loans	$2,182,322	$6,750,758	$6,087,892	$15,020,972

(1)	Excludes any net unearned income and deferred expenses.

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at June 30, 2016:

	Interest rate type
	Fixed	Adjustable		Total(1)
	(in thousands)
Loans held for sale	$2,445	$187,957		$190,402
Loans held for investment:
C&I loans	3,200	7,165,188	(2)	7,168,388
CRE construction loans	—	145,657	(2)	145,657
CRE loans	19,478	2,258,593	(2)	2,278,071
Tax-exempt loans	701,339	—		701,339
Residential mortgage loans	245,890	2,103,865	(2) (3)	2,349,755
SBL	5,038	—		5,038
Total loans held for investment	974,945	11,673,303		12,648,248
Total loans	$977,390	$11,861,260		$12,838,650

(1)	Excludes any net unearned income and deferred expenses.

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

We have foreign exchange risk in our investment in RJ Ltd., of approximately CDN $267 million at June 30, 2016, which is not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in other comprehensive income (loss) (“OCI”) on our Condensed Consolidated Statements of Income and Comprehensive Income, see Note 18 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information regarding all of our components of OCI.

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

Several factors were taken into consideration in evaluating the allowance for loan losses at June 30, 2016, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. RJ Bank stratified the performing residential mortgage loan portfolio based upon updated LTV estimates with higher reserve percentages allocated to the higher LTV loans. Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate. There was no material change in RJ Bank’s methodology for determining the allowance for loan losses during the nine months ended June 30, 2016.

Index

Changes in the allowance for loan losses of RJ Bank are as follows:

	Nine months ended June 30,
	2016	2015
	($ in thousands)
Allowance for loan losses, beginning of year	$172,257	$147,574
Provision for loan losses	26,991	10,293
Charge-offs:
C&I loans	(2,476)	(238)
Residential mortgage loans	(963)	(1,325)
Total charge-offs	(3,439)	(1,563)
Recoveries:
C&I loans	—	536
CRE loans	—	3,773
Residential mortgage loans	841	986
SBL (1)	77	20
Total recoveries	918	5,315
Net recoveries/(charge-offs)	(2,521)	3,752
Foreign exchange translation adjustment	155	(988)
Allowance for loan losses, end of period	$196,882	$160,631
Allowance for loan losses to bank loans outstanding	1.33%	1.33%

(1)	The SBL portfolio segment includes securities based and other consumer loans.

The primary factors influencing the provision for loan losses during the period as compared to the prior year period includes additional provision expense during the current year related to loans outstanding within the energy sector, the impact of SNC exam results, as well as higher loan growth in the current year. The provision for loan losses during the current year included $4 million of provision expense resulting from the impact of the semi-annual SNC review and examination. The provision in the prior year included $2 million from the impact of the prior year’s annual SNC examination. The allowance for loan losses of $197 million as of June 30, 2016 increased as compared to June 30, 2015 due to significant loan portfolio growth over the last 12 months. The allowance for loan losses to total bank loans outstanding was flat at 1.33% at both June 30, 2016 and 2015.

The following table presents net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment:

	Three months ended June 30,				Nine months ended June 30,
	2016		2015		2016		2015
	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$(782)	0.04%	$—	—	$(2,476)	0.05%	$298	0.01%
CRE loans	—	—	3,773	0.90%	—	—	3,773	0.30%
Residential mortgage loans	44	0.01%	(278)	0.06%	(122)	0.01%	(339)	0.02%
SBL (1)	56	0.01	6	—	77	0.01%	20	—
Total	$(682)	0.02%	$3,501	0.12%	$(2,521)	0.02%	$3,752	0.04%

(1)	The SBL portfolio segment includes securities based and other consumer loans.

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. Net loan charge-off activity during the current year as compared to the prior year increased $6 million as the prior year reflected net recoveries for the year primarily resulting from the favorable resolution of certain corporate criticized loans. Continued improved credit characteristics in the residential mortgage loan portfolio resulted in net recoveries during the current year as compared to an insignificant amount of net charge-offs during the prior year.

Index

The table below presents nonperforming loans and total allowance for loan losses:

	June 30, 2016		September 30, 2015
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	(in thousands)
Loans held for investment:
C&I loans	$36,264	$(136,667)	$—	$(117,623)
CRE construction loans	—	(3,433)	—	(2,707)
CRE loans	4,364	(33,096)	4,796	(30,486)
Tax-exempt loans	—	(8,008)	—	(5,949)
Residential mortgage loans	40,712	(12,020)	47,823	(12,526)
SBL	—	(3,658)	—	(2,966)
Total	$81,340	$(196,882)	$52,619	$(172,257)
Total nonperforming loans as a % of RJ Bank total loans	0.54%		0.40%

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans increased during the nine months ended June 30, 2016.  This increase was due to a $36 million increase in nonperforming C&I loans partially offset by a $7 million decrease in nonperforming residential mortgage loans.  Included in nonperforming residential mortgage loans are $41 million in loans for which $20 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance.

The nonperforming loan balances above excludes $16 million as of June 30, 2016 and $15 million as of September 30, 2015 of residential TDRs which were returned to accrual status in accordance with our policy.

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described on pages 88 - 89 of our 2015 Form 10-K. There was no material change in RJ Bank’s underwriting policies during the nine months ended June 30, 2016.

Risk monitoring process

The credit risk strategy component of ongoing risk monitoring and review processes at RJ Bank for all residential, SBL and corporate credit exposures, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies, are discussed on pages 89 - 92 of our 2015 Form 10-K. There were no material changes to those processes and policies during the nine months ended June 30, 2016.

SBL and residential mortgage loans

The marketable collateral securing RJ Bank’s SBL portfolio is monitored on a daily basis. Collateral adjustments are made by the borrower as necessary to ensure RJ Bank’s loans are adequately secured, resulting in minimizing its credit risk. Our SBL portfolio has not experienced high levels of delinquencies to date.  At June 30, 2016 there were no delinquent SBL.

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

Index

The current average estimated LTV is 55% for the total residential mortgage loan portfolio. Residential mortgage loans with estimated LTVs in excess of 100% represent slightly less than 1% of the residential mortgage loan portfolio. Credit risk management utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage loan portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

At June 30, 2016, loans over 30 days delinquent (including nonperforming loans) decreased to 1.23% of residential mortgage loans outstanding, compared to 1.69% over 30 days delinquent at September 30, 2015.  Additionally, our June 30, 2016 percentage compares favorably to the national average for over 30 day delinquencies of 4.83% as most recently reported by the Fed.  RJ Bank’s significantly lower delinquency rate as compared to its peers is the result of both our uniform underwriting policies and the lack of non-traditional loan products and subprime loans.

The following table presents a summary of delinquent residential mortgage loans:

	Delinquent residential loans (amount)			Delinquent residential loans as a percentage of outstanding loan balances
	30-89 days	90 days or more	Total(1)	30-89 days	90 days or more	Total(1)
	($ in thousands)
June 30, 2016
Residential mortgage loans:
First mortgage loans	$4,191	$24,664	$28,855	0.18%	1.05%	1.23%
Home equity loans/lines	77	67	144	0.37%	0.33%	0.70%
Total residential mortgage loans	$4,268	$24,731	$28,999	0.18%	1.05%	1.23%

September 30, 2015
Residential mortgage loans:
First mortgage loans	$4,849	$28,036	$32,885	0.25%	1.44%	1.69%
Home equity loans/lines	30	231	261	0.14%	1.09%	1.23%
Total residential mortgage loans	$4,879	$28,267	$33,146	0.25%	1.44%	1.69%

(1)	Comprised of loans which are two or more payments past due as well as loans in process of foreclosure.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

June 30, 2016		September 30, 2015
($ outstanding as a % of RJ Bank total residential mortgage loans)
19.7%	FL	20.5%	FL
16.9%	CA (1)	19.6%	CA (1)
6.5%	TX	5.9%	NY
5.4%	NY	5.8%	TX
3.7%	NJ	4.2%	NJ

(1)
The concentration ratio for the state of California excludes 4.7% for June 30, 2016, and for September 30, 2015, respectively, for loans purchased from a large investment grade institution that have full repurchase recourse for any delinquent loans.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At June 30, 2016 and September 30, 2015, these loans totaled $288 million and $264 million, respectively, or approximately 10% and 15% of the residential mortgage portfolio, respectively.  At June 30, 2016, the balance of amortizing, former interest-only, loans totaled $296 million.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at June 30, 2016, begins amortizing is 3.9 years.

Index

The outstanding balance of loans that were interest-only at origination and based on their contractual terms are scheduled to reprice are as follows:

June 30, 2016
(in thousands)
One year or less	$83,468
Over one year through two years	11,697
Over two years through three years	17,824
Over three years through four years	37,348
Over four years through five years	27,155
Over five years	110,009
Total outstanding residential interest-only loan balance	$287,501

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	June 30, 2016	September 30, 2015
Residential first mortgage loan weighted-average LTV/FICO	66%/757	66%/757

Corporate loans

At June 30, 2016, other than loans classified as nonperforming, there was one government-guaranteed loan totaling $100 thousand that was delinquent greater than 30 days.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

June 30, 2016		September 30, 2015
($ outstanding as a % of RJ Bank total corporate loans)
5.3%	Office	5.8%	Retail real estate
5.2%	Hospitality	5.7%	Pharmaceuticals
5.1%	Retail real estate	5.5%	Consumer products and services
5.0%	Consumer products and services	5.4%	Hospitality
4.2%	Power and infrastructure	4.5%	Automotive/transportation

RJ Bank’s energy loan portfolio is primarily comprised of loans to mid-stream pipeline and other borrowers that are not directly exposed to the commodity. At June 30, 2016, the total commitment for these loans was $720 million, of which $432 million was outstanding, representing 4% of RJ Bank’s total corporate loan portfolio. There was $108 million of this outstanding balance rated as criticized loans. As of June 30, 2016, RJ Bank had provided an allowance for loan losses of $30 million for its energy loan portfolio, representing 7% of this loan portfolio.

Liquidity risk

See the section entitled “Liquidity and capital resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cyber security incidents. See page 92 of our 2015 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes. There have been no material changes in such processes during the nine months ended June 30, 2016.

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

In recent years, we have made and expect to continue to expand our deployment of significant resources in support of our AML program.  We have significantly increased the number of associates dedicated to AML monitoring, including the hiring of a new chief AML officer within the past year who has extensive prior AML experience, expanded training for all our associates, and recently implemented Mantas, a leading AML software solution. All of these activities will allow us to increase our monitoring and detection of suspicious and reportable activities.

Other than as described in the preceding paragraph, there have been no material changes in our risk mitigation processes during the nine months ended June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index

Pre-MK Closing Date Morgan Keegan matter resolved (the below matter was subject to indemnification from Regions)

Certain of the Morgan Keegan entities, along with Regions, had been named in class-action and derivative lawsuits filed beginning in December of 2007 in the U.S. District Court for the Western District of Tennessee on behalf of investors who purchased shares of certain open-end mutual funds in the Regions Morgan Keegan Fund complex (the “Regions Funds”). The lawsuits sought unspecified monetary damages. The Regions Funds were formerly managed by Morgan Asset Management (“MAM”), an entity which was at one time a subsidiary of one of the Morgan Keegan affiliates, but which we did not acquire in the Morgan Keegan transaction. The complaints alleged that the Regions Funds and the other defendants misrepresented or failed to disclose material facts relating to the funds. In August 2016, the court finally approved settlements totaling $125 million resolving these matters and entered separate judgments dismissing the cases. The Company did not pay any portion of this amount.

Other matters unrelated to Morgan Keegan

Both RJ&A and RJFS were the subject of a FINRA investigation related to AML processes and procedures, which resulted in a settlement with FINRA and the payment of a fine in the amount of $17 million.

RJ&A was the subject of an investigation by the Securities Division of the Vermont Department of Financial Regulation (the “DFR”), regarding the supervision and control of certain customer accounts, which concluded with a settlement with the DFR whereby RJ&A agreed to pay $5.95 million, of which $4.5 million will be paid to a federal receiver for purposes of reimbursing possible claims by Jay Peak-related EB-5 investors.

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as other corporate litigation. We contest the allegations in the litigation and arbitration matters and believe that there are meritorious defenses in each. In view of the number and diversity of litigation claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation, we cannot state with certainty the eventual outcome of pending litigation. We also are subject to other regulatory investigations and proceedings, some of which may result in the imposition of fines, as well as require us to undertake certain remedial actions. In the opinion of management, based on current available information, review with outside legal counsel, and consideration of the accrued liability amounts provided for in the accompanying condensed consolidated financial statements with respect to these litigation and regulatory matters, ultimate resolution of litigation and regulatory matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in a future period depending on the ultimate resolution of those matters and the level of income for such period.

See Note 17 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding legal and regulatory matter contingencies, and refer to the “Legal and regulatory reserves” section of Critical Accounting Estimates, in Part I - Item 2 of this Form 10-Q, for additional information on our criteria for establishing accruals and a range of possible loss related to such matters.

ITEM 1A. RISK FACTORS

See Item 1A: Risk Factors, on pages 16 - 29 of our 2015 Form 10-K for a discussion of risk factors that impact our operations and financial results.  Other then the additional risk factor presented below, there have been no material changes in the risk factors as discussed therein.

New DOL regulations will increase our regulatory compliance costs, limit our ability to provide certain products or services to retirement accounts, and expand potential liabilities for our business.

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

The final rule is effective as of June 7, 2016, with phase-in of the fiduciary definition not applicable until April 10, 2017, and further transition periods until January 1, 2018 applying to the exemptions discussed above.

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

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described below. The following table presents information on our purchases of our own stock, on a monthly basis, for the nine months ended June 30, 2016:

	Total number of shares purchased (1)	Average price per share	Number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value (in thousands) at each month-end, of securities that may yet be purchased under the plans or programs(3) (4)
October 1, 2015 – October 31, 2015	4,699	$51.71	—	$93,112
November 1, 2015 – November 30, 2015	124,984	57.57	—	$150,000
December 1, 2015 – December 31, 2015	80,836	58.15	—	$150,000
First quarter	210,519	$57.66	—

January 1, 2016 – January 31, 2016	2,273,592	$47.44	2,234,366	$44,231
February 1, 2016 – February 29, 2016	930,678	41.71	929,213	$135,671
March 1, 2016 – March 31, 2016	7,622	45.43	—	$135,671
Second quarter	3,211,892	$45.78	3,163,579

April 1, 2016 – April 30, 2016	40,017	$48.83	—	$135,671
May 1, 2016 – May 31, 2016	6,098	52.73	—	$135,671
June 1, 2016 – June 30, 2016	922	54.87	—	$135,671
Third quarter	47,037	$49.45	—

Fiscal year-to-date total	3,469,448	$46.55	3,163,579

(1)
Of the total for the nine months ended June 30, 2016, share purchases for the trust fund established to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiaries amounted to 84,642 shares, for a total consideration of $4.9 million (for more information on this trust fund, see Note 2 of the Notes to Consolidated Financial Statements on page 119 of our 2015 Form 10-K, and Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q). These activities do not utilize the repurchase authority discussed in footnote (2) below.

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  Of the total for the nine months ended June 30, 2016, shares surrendered to us by employees for such purposes amount to 221,227 shares, for a total consideration of $12.1 million. These activities do not utilize the repurchase authority discussed in footnote (2) below.

Of the total for the nine months ended June 30, 2016, we repurchased 3,163,579 shares pursuant to our securities repurchase authorization, see footnotes (2), (3) and (4) below for additional information.

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

Index

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

4.1
Fifth Supplemental Indenture, dated as of July 12, 2016 (for the 3.625% Senior Notes due 2026), between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2016.

4.2
Sixth Supplemental Indenture, dated as of July 12, 2016 (for the 4.950% Senior Notes due 2046), between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2016.

10.1
First Amendment to Revolving Credit Agreement, dated as of June 8, 2016, among Raymond James Financial, Inc., the Lenders party thereto, and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 9, 2016.

10.2	Amended and Restated Raymond James Financial Long-Term Incentive Plan, effective February 19, 2015.
10.3	Raymond James Financial, Inc. Amended and Restated Voluntary Deferred Compensation Plan, effective February 23, 2016.
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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	August 8, 2016	/s/ Paul C. Reilly
Paul C. Reilly
Chief Executive Officer

Date:	August 8, 2016	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance Chief Financial Officer and Treasurer