Form 10-K
period 2016-09-30
RAYMOND JAMES FINANCIAL INC
filed 2016-11-22
CIK 720005

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $5,967,672,213.

The number of shares outstanding of the registrant’s common stock as of November 18, 2016 was 141,970,986.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 16, 2017 are incorporated by reference into Part III.

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

Established in 1962 and public since 1983, RJF has been listed on the New York Stock Exchange (the “NYSE”) since 1986 under the symbol “RJF.” As a financial holding company, RJF is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (the “Fed”).

RJF’s principal subsidiaries are Raymond James & Associates, Inc. (“RJ&A”), Raymond James Financial Services, Inc. (“RJFS”), Raymond James Financial Services Advisors, Inc. (“RJFSA”), Raymond James Ltd. (“RJ Ltd.”), Eagle Asset Management, Inc. (“Eagle”), and Raymond James Bank, N.A. (“RJ Bank”). All of these subsidiaries are wholly owned by RJF. RJF and its subsidiaries are hereinafter collectively referred to as “our,” “we,” or “us.” Our operations are predominately conducted in the United States of America (“U.S.”) and Canada.

Among the keys to our historical and continued success, our emphasis on putting the client first is at the core of our corporate values. We also believe in maintaining a conservative, long-term focus in our decision making. We believe that this disciplined decision-making approach translates to a strong, stable financial services firm for clients, advisors, associates and shareholders.

REPORTABLE SEGMENTS

We currently operate through four operating segments and our “Other” segment. The four operating segments are “Private Client Group” (“PCG”), “Capital Markets,” “Asset Management,” and RJ Bank. The Other segment captures principal capital and private equity activities as well as certain corporate overhead costs of RJF.

The graph below depicts the relative net revenue contribution of each of our operating segments for the fiscal year ended September 30, 2016:

*Chart above does not include intersegment eliminations or the Other segment.

Index

PRIVATE CLIENT GROUP

We provide financial planning and securities transaction services to more than 2.9 million client accounts through the branch office systems of RJ&A, RJFS, RJFSA, RJ Ltd. and in the United Kingdom through Raymond James Investment Services Limited (“RJIS”). Financial advisors have multiple affiliation options, which we refer to as AdvisorChoice. Our two primary affiliation options for financial advisors are the employee option and the independent contractor option.

We recruit experienced financial advisors from a wide variety of competitors. As a part of their agreement to join us, we may make loans to financial advisors and to certain key revenue producers, primarily for transitional cost assistance and retention purposes.

Total assets under administration in the PCG segment as of September 30, 2016 amount to $574.1 billion. We have 7,146 financial advisors affiliated with us as of September 30, 2016.

Employee Financial Advisors

Employee financial advisors work in a traditional branch setting supported by local management and administrative staff. They provide services predominately to individual clients. These financial advisors are our employees, and their compensation primarily includes commission payments and participation in the firm’s benefit plans.

Independent Contractor Financial Advisors

Our financial advisors who are independent contractors are responsible for all of their direct costs and, accordingly, are paid a larger percentage of commissions and fees than employee financial advisors. Our independent contractor financial advisor option is designed to help our advisors build their businesses with as much or as little of our support as they determine they need. With specific approval, they are permitted to conduct, on a limited basis, certain other approved business activities, such as offering insurance products, independent registered investment advisory services, and accounting and tax services.

Irrespective of the affiliation choice, our financial advisors offer a broad range of investments and services, including both third party and proprietary products, and a variety of financial planning services. Revenues from this segment are typically driven by total client assets under administration, and are generally either recurring fee-based or transactional in nature. The proportion of our securities commissions and fee revenues originating from the employee versus the independent contractor affiliation models is relatively balanced.

Securities commissions and fee revenues by affiliation, as well as the portion of total segment revenues that is recurring versus transactional in nature, for the fiscal year ended September 30, 2016, are presented below:

Index

We provide the following types of services through this segment:

•	We provide investment services for which we charge sales commissions or asset-based fees based on established schedules.

•
We offer investment advisory services. Fee revenues for such services are computed as either a percentage of the assets in the client account or a flat periodic fee charged to the client for investment advice.

•	Our U.S. financial advisors provide insurance and annuity products through our general insurance agency, Raymond James Insurance Group, Inc.

•	Our U.S. financial advisors offer a number of professionally managed load and no-load mutual funds.

•
We provide margin loans to clients that are collateralized by the securities purchased or by other securities owned by the client. Interest is charged to clients on the amount borrowed based on current interest rates.

•
We provide custodial, trading, research and other back office support and services (including access to clients’ account information and the services of the Asset Management segment) to the independent contractor registered investment advisors with whom we are affiliated.

•
We conduct securities lending activities through RJ&A, in which we borrow and lend securities from and to broker-dealers, financial institutions, and other counterparties. Generally, we conduct these activities as an intermediary (referred to as “matched book”). However, RJ&A will also loan client marginable securities in a margin account containing a debit (referred to as lending from the “box”) to counterparties. The borrower of the securities puts up a cash deposit on which interest is earned. The lender in turn receives cash and pays interest. The net revenues of this business consist of the interest spreads generated on these activities.

•
Through our Alternative Investments Group, we provide diversification strategies and products to qualified clients of our affiliated financial advisors. The Alternative Investments Group provides strategies and products for portfolio investment allocation opportunities where a selective addition of alternative investments that have historically demonstrated lower correlation to traditional market indices may reduce overall portfolio volatility and increase long-term performance.

•	Through the formation of the Alex. Brown division of RJ&A, we enhanced our capabilities to service the needs of ultra-high-net-worth clients and select institutions.
.

Index

CAPITAL MARKETS

Our capital markets segment conducts institutional sales, securities trading, equity research, investment banking, syndicate, and the syndication of investments that qualify for tax credits under Section 42 of the Internal Revenue Code (referred to as our “tax credit funds”). Within our management structure, we distinguish between activities that support equity and fixed income products and services. We primarily conduct these activities in the U.S., Canada, and Europe.

The graph below depicts the portions of this segment’s revenues that are derived from equity securities and products, fixed income securities and products, and our tax credit funds activities for the fiscal year ended September 30, 2016:

We provide the following services through this segment:

Equity Capital Markets Activities

•
We earn institutional sales commissions on the sale of equity products. Sales volume is influenced by a combination of general market activity and the Capital Markets group’s ability to identify and promote attractive investment opportunities for our institutional clients. Commission amounts on equity transactions are based on trade size and the amount of business conducted annually with each institution.

•
We provide various investment banking services including public and private equity financing for corporate clients and merger and acquisition advisory services. Our investment banking activities include a comprehensive range of strategic and financial advisory services tailored to our clients’ business life cycles and backed by our strategic industry focus.

•
In our syndicate operations, we coordinate the marketing, distribution, pricing and stabilization of lead and co-managed equity underwritings. In addition to lead and co-managed offerings, this department coordinates our participation in transactions managed by other investment banking firms.

•
Our domestic research department supports our institutional and retail sales efforts and publishes research on a wide variety of companies. This research primarily focuses on U.S. and Canadian companies in specific industries, including agricultural, consumer, energy, clean energy, energy services, financial services, healthcare, industrial, mining and natural resources, forest products, real estate, technology, and communication and transportation. Proprietary industry studies and company-specific research reports are made available to both institutional and individual clients.

Index

Fixed Income Activities

•
We earn institutional sales commissions from institutional clients who purchase both taxable and tax-exempt fixed income products, primarily municipal, corporate, government agency and mortgage-backed bonds. The commissions that we charge on fixed income products are based on trade size and the characteristics of the specific security involved.

•
We carry inventories of taxable and tax-exempt securities to facilitate institutional sales activities. Our taxable and tax-exempt fixed income traders purchase and sell corporate, municipal, government, government agency, and mortgage-backed bonds, asset-backed securities, preferred stock, and certificates of deposit from and to our clients or other dealers.

•
Our fixed income investment banking services include public finance and debt underwriting activities where we serve as a financial advisor, placement agent or underwriter to various issuers, including state and local government agencies (and their political subdivisions), housing agencies, and non-profit entities including health care and higher education institutions. We may also act as a consultant, underwriter, or selling group member for offerings of corporate bonds, mortgage-backed securities (“MBS”), whole loans, agency bonds, preferred stock and unit investment trusts. When underwriting new issue securities, we may agree to purchase the issue through a negotiated sale or submission of a competitive bid.

•
In order to facilitate client transactions, hedge a portion of our fixed income securities inventories, or to a limited extent for our own account, we enter into interest rate swaps and futures contracts. In addition, we conduct a “matched book” derivatives business where we may enter into derivative transactions, including interest rate swaps, options, and combinations of those instruments, primarily with government entities and not-for-profit counterparties. In this matched book business, for every derivative transaction we enter into with a client, we enter into an offsetting derivative transaction with a credit support provider that is a third party financial institution.

•
Through our fixed income public finance operations, we enter into forward commitments to purchase Government National Mortgage Association (“GNMA”) or Federal National Mortgage Association (“FNMA”) MBS. Such MBS securities are issued on behalf of various state and local housing finance agencies (“HFA”) clients and consist of the mortgages originated through their lending programs.

Tax Credit Fund Activities

•
In our syndication of tax credit investments, one of our subsidiaries acts as the general partner or managing member in partnerships and limited liability companies that invest in real estate project entities which qualify for tax credits under Section 42 of the Internal Revenue Code. We earn fees for the origination and sale of these investment products as well as for the oversight and management of the investments over the statutory tax credit compliance period.

Index

ASSET MANAGEMENT

Our Asset Management segment provides investment advisory and asset management services to individual and institutional investment portfolios, and sponsors mutual funds under the name “Eagle” (“Eagle Funds”). We also provide services to our PCG clients (“AMS”) and through Raymond James Trust, N.A. (“RJ Trust”).

We earn advisory fees on both managed and non-discretionary asset-based accounts. In managed programs, we make decisions about how to invest the assets in accordance with such programs objectives. In non-discretionary asset-based programs, we provide administrative support to each plan, which may include trade execution, record-keeping and periodic investor reporting. We generally earn higher fees for managed programs than for non-discretionary asset-based programs, since we provide additional services to managed programs. As of September 30, 2016, there were $77.0 billion in financial assets held in managed programs and $119.3 billion in financial assets held in non-discretionary asset-based programs.

The graph below depicts financial assets under management in our managed programs by objective as of September 30, 2016:

Index

RJ BANK

RJ Bank provides corporate loans, securities based loans (“SBL”) and residential loans. RJ Bank is active in corporate loan syndications and participations. RJ Bank also provides Federal Deposit Insurance Corporation (“FDIC”) insured deposit accounts to clients of our broker-dealer subsidiaries and to the general public. RJ Bank generates net interest revenue principally through the interest income earned on loans and investments, which is offset by the interest expense it pays on client deposits and on its borrowings.

RJ Bank operates primarily from a branch location adjacent to RJF’s corporate office complex in St. Petersburg, Florida. Access to RJ Bank’s products and services is available nationwide through the offices of our affiliated broker-dealers as well as through electronic banking services. RJ Bank’s assets include commercial and industrial (“C&I”) loans, commercial and residential real estate loans, tax-exempt loans, as well as loans fully collateralized by marketable securities. Corporate loans represent approximately 70% of RJ Bank’s loan portfolio, of which 95% are U.S. and Canadian syndicated loans. Residential mortgage loans are originated or purchased and held for investment or sold in the secondary market. RJ Bank’s liabilities primarily consist of deposits that are cash balances swept from the investment accounts of PCG clients.

RJ Bank has total assets of $16.6 billion at September 30, 2016, which are comprised of the following:

OTHER

Our “Other” segment includes our principal capital and private equity activities as well as certain corporate overhead costs of RJF, such as the interest cost on our senior notes payable, and the acquisition and integration costs associated with certain acquisitions (See Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information on our acquisitions).

Our principal capital and private equity activities include various direct and third party private equity investments; employee investment funds (the “Employee Funds”); and various private equity funds which we sponsor.

EMPLOYEES AND INDEPENDENT CONTRACTORS

Our employees and independent contractors (collectively “associates”) are vital to our success in the financial services industry. As of September 30, 2016, we had over 11,900 employees, and over 4,000 affiliated independent contractor financial advisors.

Index

OPERATIONS AND INFORMATION PROCESSING

We have operations personnel at various locations throughout the U.S. who are responsible for processing securities transactions, custody of client securities, support of client accounts, the receipt, identification and delivery of funds and securities, and compliance with regulatory and legal requirements for most of our U.S. securities brokerage operations. RJ Ltd. operations personnel have similar responsibilities at our Canadian brokerage operations located in Vancouver, British Columbia.

The information technology department develops and supports the integrated solutions that provide a differentiated platform for our business. This platform is designed to allow our financial advisors to spend more time with their clients and enhance and grow their business.

In the area of information security, we have developed and implemented a framework of principles, policies and technology to protect both our own information as well as that of our clients.  We apply numerous safeguards to maintain the confidentiality, integrity and availability of both client and Company information.

Our business continuity program has been developed to provide reasonable assurance that we will continue to operate in the event of disruptions at our critical facilities. Our business departments have developed operational plans for such disruptions, and we have a staff which devotes its full time to monitoring and facilitating those plans. Our business continuity plan continues to be enhanced and tested to allow for continuous operations in the event of weather-related or other interruptions at our corporate headquarters in Florida or one of our operations processing or data center sites in Florida, Colorado, Tennessee or Michigan.

We have also developed a business continuity plan for each of our PCG retail branches in the event any of these branches is impacted by severe weather.

COMPETITION

The financial services industry is an intensely competitive business. We compete with many other financial services firms, including a number of larger securities firms, most of which are affiliated with major financial services companies, insurance companies, banking institutions and other organizations. We also compete with companies that offer web-based financial services and discount brokerage services, usually with lower levels of service, to individual clients. We compete principally on the basis of the quality of our associates, services, product selection, location and reputation in local markets.

Our ability to compete effectively in these businesses is substantially dependent on our continuing ability to attract, retain and motivate qualified associates, including successful financial advisors, investment bankers, trading professionals, portfolio managers and other revenue producing or specialized personnel.

REGULATION

RJF is a bank holding company subject to the Bank Holding Company Act that has made an election to be a financial holding company. As a financial holding company, RJF is subject to regulation, oversight, and supervision, including periodic examination, by the Fed. RJ Bank is a national bank regulated, supervised and examined by the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau (“CFPB”). Our trust company subsidiary also is regulated, supervised and examined by the OCC. The Fed and the FDIC also regulate and may examine RJ Bank and the trust company. Collectively, the rules and regulations of the Fed, the OCC, the FDIC and the CFPB cover all aspects of the banking business, including, for example, lending practices, the receipt of deposits, capital structure, transactions with affiliates, conduct and qualifications of personnel, and as discussed further below, capital requirements. This regulatory and supervisory framework is currently subject to significant changes that can affect the operating costs and permissible businesses of RJF, RJ Bank and the trust company. As a part of their supervisory function, the Fed, the OCC, the FDIC, and the CFPB also have the power to bring enforcement actions for violations of law and, in the case of the Fed, the OCC and the FDIC, unsafe or unsound practices. Our broker-dealer subsidiaries, which also are registered investment advisors, are subject to regulation and oversight by various regulatory and self-regulatory authorities discussed under “Other regulations applicable to our operations” below.

The following discussion summarizes briefly the principal elements of the supervisory and regulatory framework applicable to RJF. The framework is intended to protect our clients and customers, the integrity of the financial markets, and our depositors and the Federal Deposit Insurance Fund and is not intended to protect our creditors or shareholders. These rules and regulations limit our ability to engage in certain activities, as well as our ability to upstream to RJF funds from our regulated subsidiaries, which include RJ Bank or our broker-dealer subsidiaries. To the extent that the following information describes statutory and

Index

regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory or supervisory policy may have a material effect on our business.

Rules and regulations resulting from the Dodd-Frank Act

In July 2010, the U.S. government enacted sweeping changes to the supervision and regulation of the financial industry through the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act requires U.S. federal banking and other regulatory agencies to conduct hundreds of rulemakings, studies and reports. These regulatory agencies include: the Commodity Futures Trading Commission; the Securities and Exchange Commission (the “SEC”); the Fed; the OCC; the FDIC; the CFPB; and the Financial Stability Oversight Council. Certain elements of the Dodd-Frank Act became effective immediately; however, the details of some provisions are subject to implementing regulations. Furthermore, some provisions of the Dodd-Frank Act are still subject to further rulemaking proceedings and studies and will take effect over the next several years.

As a result of the Dodd-Frank Act and other regulatory reforms, we are experiencing a period of unprecedented change in financial regulation and supervision. These changes could have a significant impact on how we conduct our business. Many regulatory or supervisory policies remain in a state of flux. As a result, we cannot specifically quantify the impact that such regulatory or supervisory requirements will have on our business and operations (see Item 1A, “Risk Factors,” within this report for further discussion of the potential future impact on our operations). Below, we highlight certain of the more significant changes brought about as a result of the Dodd-Frank Act.

FDIC Assessment Rates

Since RJ Bank provides deposits covered by FDIC insurance, generally up to $250,000 per account ownership type, RJ Bank is subject to the Federal Deposit Insurance Act. In February 2011, pursuant to the Dodd-Frank Act, the FDIC issued a final rule changing its assessment base. For banks with greater than $10 billion in assets, the FDIC’s new rule changed the assessment rate calculation, which relies on a scorecard designed to measure financial performance and ability to withstand stress in addition to measuring the FDIC’s exposure should the bank fail. This new rule became effective for RJ Bank beginning with the December 2013 assessment period.

CFPB Oversight

In July 2011, the CFPB began operations and was given rulemaking authority for a wide range of consumer protection laws that apply to all banks and was provided broad powers to supervise and enforce federal consumer protection laws. The CFPB has supervisory and enforcement powers under several consumer protection laws, including the: (i) Equal Credit Opportunity Act; (ii) Truth in Lending Act; (iii) Real Estate Settlement Procedures Act; (iv) Fair Credit Reporting Act; (v) Fair Debt Collection Act; (vi) Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and unfair, deceptive or abusive acts or practices under section 1031 of the Dodd-Frank Act. Beginning with fiscal year 2014, the CFPB assumed supervisory authority over RJ Bank for its compliance with the various federal consumer protection laws. The CFPB has authority to promulgate regulations, issue orders, draft policy statements, conduct examinations, and bring enforcement actions. The creation of the CFPB has led to enhanced enforcement of consumer protection laws. To the extent that, as a result of such heightened scrutiny and oversight, we become the subject of any enforcement activity, we may be required to pay fines, incur penalties, or engage in certain remediation efforts.

Stress Tests

In October 2012, the Fed, FDIC and OCC jointly issued final rules requiring certain bank holding companies, state member banks, and savings and loan companies with total assets between $10 billion and $50 billion to conduct annual company-prepared stress tests, report the results to their primary regulator and the Fed (who is RJF’s primary regulator), and publish a summary of the results. Stress tests must be conducted using certain scenarios (baseline, adverse, and severely adverse) prescribed by the Fed. RJF was required to conduct its first stress test by March 2014. The Dodd-Frank Act also required that RJF begin publicly disclosing a summary of certain stress test results no later than June 30, 2015 for the stress test cycle beginning on October 1, 2014. The summary of certain stress test results is available on our website under “More... - Investors - Financial Reports - Other Reports and Information - 2016 Annual Dodd-Frank Act Stress Test Disclosure” (the information on our website is not incorporated by reference into this report).

Index

The Volcker Rule

RJF is subject to the Volcker Rule, which generally prohibits, subject to exceptions, insured depository institutions, bank holding companies and their affiliates (together, “Banking Entities”) from engaging in “proprietary trading” or acquiring or retaining an ownership interest in a hedge fund or private equity fund (“covered funds”). Banking Entities engaged in proprietary trading and/or investments in covered funds must establish a Volcker Rule-specific compliance program. We have adopted a program, which is designed to be effective in ensuring compliance with the Volcker Rule, however, in connection with their examinations, regulators will assess the sufficiency and adequacy of our program. The Volcker Rule also limits investments in, and relationships with, covered funds. The conformance period for compliance with the rule with respect to investments in certain illiquid funds has been extended and Banking Entities may still apply for an additional five-year extension with respect to investments in certain illiquid funds. We maintain a number of private equity investments, some of which meet the definition of covered funds under the Volcker Rule. The extension of the conformance deadline provides us with additional time to realize the value of these investments in due course and implement any additional actions necessary for conformance with the rule. To the extent that any of our covered funds satisfy the Fed’s criteria for further extension for certain illiquid funds, we may apply for such extensions, although there is no assurance that any such extension would be granted.

Basel III and U.S. Capital Rules

Both RJF, as a bank holding company, and RJ Bank are subject to capital requirements that have increased due to recent regulatory actions. In July 2013, the OCC, the Fed and the FDIC released final U.S. rules implementing the Basel III capital framework developed by the Basel Committee on Banking Supervision and certain Dodd-Frank Act and other capital provisions and updated the prompt corrective action framework to reflect the new regulatory capital minimums (the “U.S. Basel III Rules”). The U.S. Basel III Rules: (i) increase the quantity and quality of regulatory capital; (ii) establish a capital conservation buffer; and (iii) make changes to the calculation of risk-weighted assets. The U.S. Basel III Rules became effective for RJF on January 1, 2015, subject to applicable phase-in periods. The rules governing the capital conservation buffer became effective for both RJF and RJ Bank as of January 1, 2016. See Note 25 of the Notes to the Consolidated Financial Statements in this Form 10-K for information regarding RJF and RJ Bank regulatory capital levels and ratios, including information regarding the capital conservation buffer. The increased capital requirements could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition and prospects could be adversely affected. See Item 1A, “Risk Factors,” within this report for more information.

Failure to meet minimum capital requirements can trigger discretionary, and in certain cases, mandatory actions by regulators that could have a direct material effect on the financial results of RJF and RJ Bank. Under capital adequacy guidelines, RJF and RJ Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification for RJF and RJ Bank are also subject to the qualitative judgments of U.S. regulators based on components of capital, risk-weightings of assets, off-balance sheet transactions, and other factors. Quantitative measures established by federal banking regulations to ensure capital adequacy require that RJF, as a financial holding company, and RJ Bank maintain minimum amounts and ratios of: (i) Common Equity Tier 1 (or “CET1”), Tier 1 and Total capital to risk-weighted assets; (ii) Tier 1 capital to average assets; and (iii) capital conservation buffers. See Item 7, “Regulatory” in this report and Note 25 of the Notes to the Consolidated Financial Statements in this Form 10-K, for further information.

Money Market Funds

In July 2014, the SEC adopted amendments to the rules that govern money market mutual funds. The amendments make structural and operational reforms to address risks of excessive withdrawals over relatively short time frames by investors from money market funds, while preserving the benefits of the funds.  We do not sponsor any money market funds.  We utilize such funds in limited circumstances for our own investment purposes as well as to offer our clients with money market funds that are sponsored by third parties as one of several cash sweep alternatives.

Municipal Advisor Regulation

In September 2013, the SEC issued final rules regarding the mandatory registration of “municipal advisors” as required under the Dodd-Frank Act. These final rules for municipal advisors, which became effective in July 2014: (i) impose a fiduciary duty on municipal advisors when advising municipal entities; (ii) may result in the need for new written representations by issuers; and (iii) may limit the manner in which we, in our capacity as an underwriter or in our other professional roles, interact with municipal issuers. Our municipal finance business became subject to additional regulation and oversight by the SEC by virtue of our registration with the SEC as a municipal advisor in 2014. In August 2014, the SEC also announced that it will undertake a two-year review of municipal advisors as part of an exam initiative.

Index

Moreover, in December 2015, the Municipal Securities Rulemaking Board (the “MSRB”) received approval from the SEC on new MSRB Rule G-42 (regarding duties of non-solicitor municipal advisors) and related amendments to MSRB Rule G-8 (regarding books and records to be made by municipal advisors, among others), all of which became effective in June 2016. Additional rulemaking by the MSRB may cause further changes to the manner in which state and local governments are able to interact with outside finance professionals. These new rules may impact the nature of our interactions with public finance clients, as well as potentially have a negative short-term impact on the volume of public finance financing transactions while the industry attempts to adapt to the new regulatory landscape. However, we do not expect these new rules to have a materially adverse impact on our public finance results of operations, which are included in our Capital Markets segment.

Fiduciary Duty Standard

Pursuant to the Dodd-Frank Act, the SEC was charged with considering whether broker-dealers should be subject to a standard of care similar to the fiduciary standard applicable to registered investment advisors. The SEC has not yet proposed rules relating to a new standard of conduct applicable to broker-dealers. However in April 2016, the U.S. Department of Labor (the “DOL”) issued its final regulation (the “DOL Rule”) expanding the definition of who is deemed an “investment advice fiduciary” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), as a result of giving investment advice to a “plan,” “plan participant” or “beneficiary,” as well as under the Internal Revenue Code for individual retirement arrangements (“IRAs”) and non-ERISA plans (collectively, “qualified plans”). As a result of adopting a new definition of “fiduciary” under ERISA, the final rule extends fiduciary status to many investment professionals that have not been considered fiduciaries under current law. A fiduciary is subject to strict duties to act solely in the interests of plan participants and beneficiaries and is personally liable to the ERISA plan for breaches in its discharge of its duties.

The DOL Rule also contains exemptions, including the Best Interest Contract exemption (the “BIC Exemption”) and Principal Transactions in Certain Assets exemption (the “Principal Transactions Exemption”), designed to enable investment professionals that will become fiduciaries to continue to operate under existing business models that would otherwise be prohibited, subject to compliance with new conditions. In order to rely on these exemptions, we will be required to: (i) act under defined impartial conduct standards that are in the best interest of our client; (ii) adopt certain anti-conflict policies and procedures; (iii) provide disclosure of certain information relating to fees, compensation and defined “material conflicts of interest;” (iv) provide a written acknowledgment of fiduciary status; and (v) for IRAs and non-ERISA plans, enter into an enforceable contract with our client that contains extensive warranties and does not allow exculpatory provisions waiving the client’s rights and remedies, including the right to participate in a class action in court. The DOL Rule became effective as of June 7, 2016, with phase-in of the fiduciary definition not applicable until April 10, 2017, and further transition periods until January 1, 2018 applying to both the BIC Exemption and Principal Transactions Exemption.

We are evaluating the impact of the DOL Rule on our business. However, because qualified accounts, particularly IRA accounts, comprise a significant portion of our business, we expect that compliance with the DOL Rule and reliance on the BIC Exemption and the Principal Transactions Exemption will require us to incur increased legal, compliance and information technology costs. In addition, as discussed above, we may face enhanced legal risks.

Incentive-Based Compensation Arrangements

Pursuant to the Dodd-Frank Act, six federal agencies are charged with jointly prescribing regulations or guidelines related to the prohibition of incentive-based compensation arrangements that encourage inappropriate risks at certain financial institutions. The agencies have released a proposed rule that would prohibit certain forms of incentive-based compensation arrangements for financial institutions with greater than $1 billion in total assets (the “Incentive-Based Compensation Proposal”). Much of the Incentive-Based Compensation Proposal would apply to financial institutions categorized as either “Level 1” institutions (assets of $250 billion or more) or “Level 2” institutions (assets of $50 billion to $250 billion), while “Level 3” institutions (assets of $1 billion to $50 billion) would be subject to less extensive obligations. All covered financial institutions would be required to, among other requirements: (i) annually document the structure of their incentive-based compensation arrangements; (ii) retain records of such annual documentation for at least seven years; and (iii) comply with general prohibitions on incentive-based compensation arrangements that could encourage inappropriate risk-taking. Should the Incentive-Based Compensation Proposal be adopted, we would be subject to the rule’s requirements as a “Level 3” financial institution, which would require us to incur additional legal and compliance costs, as well as subject us to increased legal risks.

Index

Other regulations applicable to our operations

The SEC is the federal agency charged with administration of the federal securities laws in the United States. Our broker-dealer subsidiaries are subject to SEC regulations relating to their business operations, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping, privacy requirements, and the conduct of directors, officers and employees. Financial services firms are also subject to regulation by state securities commissions in those states in which they conduct business. RJ&A and RJFS are currently registered as broker-dealers in all 50 states.

Broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and are required to keep their assets in relatively liquid form. These rules also limit the ability of broker-dealers to transfer capital to parent companies and other affiliates. The SEC has adopted amendments to its financial stability rules, many of which became effective as of October 2013 and are applicable to our broker-dealer subsidiaries, including changes to the; (i) net capital rule; (ii) customer protection rule; (iii) record-keeping rules; and (iv) notification rules. We continue to evaluate the impact of these amendments on our broker-dealer subsidiaries; however, based on our current analysis, we do not believe these amendments will have a material adverse effect on any of our broker-dealer subsidiaries.

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

Our U.S. broker-dealer subsidiaries are subject to the Securities Investor Protection Act (“SIPA”) and are required by federal law to be members of the Securities Investors Protection Corporation (“SIPC”). The SIPC was established under SIPA, and oversees the liquidation of broker-dealers during liquidation or financial distress. The SIPC fund provides protection for cash and securities held in client accounts up to $500,000 per client, with a limitation of $250,000 on claims for cash balances.

RJ Ltd. is currently registered in all provinces and territories in Canada. The financial services industry in Canada is subject to comprehensive regulation under both federal and provincial laws. Securities commissions have been established in all provinces and territorial jurisdictions, which are charged with the administration of securities laws. Investment dealers in Canada are also subject to regulation by SROs, which are responsible for the enforcement of, and conformity with, securities legislation for their members and have been granted the powers to prescribe their own rules of conduct and financial requirements of members. RJ Ltd. is regulated by each of the securities commissions in the jurisdictions of registration, as well as by the SROs and IIROC. IIROC requires that RJ Ltd. be a member of the Canadian Investors Protection Fund (the “CIPF”), whose primary role is investor protection. The CIPF provides protection for securities and cash held in client accounts up to $1 million Canadian currency (“CDN”) per client, with separate coverage of CDN $1 million for certain types of accounts. See Note 25 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on SEC, FINRA and IIROC regulations pertaining to broker-dealer regulatory minimum net capital requirements.

Our investment advisory operations, including the mutual funds that we sponsor, are also subject to extensive regulation in the United States. Our U.S. asset managers are registered as investment advisors with the SEC under the Investment Advisers Act of 1940 as amended (the “Investment Advisers Act”), and are also required to make notice filings in certain states. Virtually all aspects of our asset management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the asset management clients.

RJ Bank is also subject to the Community Reinvestment Act (the “CRA”). The CRA is intended to encourage banks to help meet the credit needs of their communities, including low and moderate income neighborhoods, consistent with safe and sound bank operations. Under the CRA, the Fed, the FDIC and the OCC are required to periodically examine and assign to each bank one of the following public CRA ratings: “outstanding;” “satisfactory;” “needs to improve;” or “substantial noncompliance.” Members of the public may submit comments on a bank’s performance under the CRA; such comments will form part of the bank’s performance evaluation. The results of the evaluation, together with the bank’s CRA rating, are also taken into consideration

Index

when evaluating mergers, acquisitions, and applications to open a branch or facility. RJ Bank could face additional requirements and limitations should it fail to adequately meet the criteria stipulated under the CRA.

Bank Secrecy Act and USA PATRIOT Act of 2001

The Bank Secrecy Act and the USA PATRIOT Act of 2001 (“Patriot Act”) and requirements administered by the Office of Foreign Assets Control (“OFAC”) require financial institutions, among other things, to implement a risk-based program reasonably designed to prevent money laundering and to combat the financing of terrorism, including through suspicious activity and currency transaction reporting, compliance, record-keeping and due diligence on customers. The Patriot Act also contains financial transparency laws and enhanced information collection tools and enforcement mechanisms for the U.S. government, including: due diligence and record-keeping requirements for private banking and correspondent accounts; standards for verifying customer identification at account opening; and rules to produce certain records upon request of a regulator or law enforcement and to promote cooperation among financial institutions, regulators, and law enforcement in identifying parties that may be involved in terrorism, money laundering and other crimes. Failure to meet the requirements of the Bank Secrecy Act, the Patriot Act, or OFAC can lead to supervisory actions including fines.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the registrant (which includes officers of certain significant subsidiaries) are as follows:

Jennifer C. Ackart	52	Senior Vice President since August, 2009 and Controller since February, 1995

Bella Loykhter Allaire	63
Executive Vice President - Technology and Operations - Raymond James & Associates, Inc. since June, 2011; Managing Director and Chief Information Officer - UBS Wealth Management Americas, November, 2006 - January, 2011

Paul D. Allison	60	Chairman, President and CEO - Raymond James Ltd. since January, 2009; Co-President and Co-CEO - Raymond James Ltd., August, 2008 - January, 2009

John C. Carson, Jr.	60
President since April, 2012; President - Morgan Keegan & Company, LLC, formerly known as Morgan Keegan & Company, Inc., since July, 2013; Chief Executive Officer and Executive Managing Director - Morgan Keegan & Company, Inc., March, 2008 - July, 2013

George Catanese	57	Senior Vice President since October, 2005 and Chief Risk Officer since February, 2006

Scott A. Curtis	54	President - Raymond James Financial Services, Inc. since January, 2012; Senior Vice President - Private Client Group - Raymond James & Associates, Inc., July, 2005 - December, 2011

Jeffrey A. Dowdle	52
President - Asset Management Group since May, 2016; Executive Vice President - Asset Management Group, February, 2014 - May, 2016; President - Asset Management Services - Raymond James & Associates, Inc., January, 2005 - February, 2014; Senior Vice President - Raymond James & Associates, Inc., January, 2005 - February, 2014

Tashtego S. Elwyn	45	President - Private Client Group - Raymond James & Associates, Inc. since January, 2012; Regional Director - Raymond James & Associates, Inc., October, 2006 - December, 2011

Jeffrey P. Julien	60	Executive Vice President - Finance since August, 2009, Chief Financial Officer since April, 1987 and Treasurer since February, 2011; Director and/or officer of several RJF subsidiaries

Steven M. Raney	51	President and CEO - Raymond James Bank, N.A. since January, 2006

Paul C. Reilly	62	Chief Executive Officer since May, 2010; Director since January, 2006; President, May, 2009 - April, 2010

Jonathan N. Santelli	45
Executive Vice President, General Counsel and Secretary since May, 2016; Senior Vice President and Deputy General Counsel - First Republic Bank, October, 2013 to April, 2016; Managing Director and Associate General Counsel - Preferred and Small Business Banking - Bank of America, December, 2011 - August, 2013; Managing Director and Associate General Counsel - Private Wealth Management - Bank of America, October, 2009 - November, 2011

Jeffrey E. Trocin	57
President - Global Equities and Investment Banking - Raymond James & Associates, Inc. since July, 2013; Executive Vice President - Equity Capital Markets - Raymond James & Associates, Inc., February, 2001 - July, 2013

Dennis W. Zank	62
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

Factors affecting “forward-looking statements”

Certain statements made in this Annual Report on Form 10-K may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), industry or market conditions, demand for and pricing of our products, acquisitions and divestitures, anticipated results of litigation and regulatory developments or general economic conditions.  In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions.  Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements.  We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in Item 1A, “Risk Factors,” in this report. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events or otherwise.

Item 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, liquidity and the trading price of our common stock. The list of risk factors provided below is not exhaustive; there may be factors not discussed below or in this Form 10-K that adversely impact our results of operations, harm our reputation or inhibit our ability to generate new business prospects.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Damage to our reputation could damage our businesses.

Maintaining our reputation is critical to attracting and maintaining clients, customers, investors and associates. If we fail to address, or appear to fail to address, issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues may include, but are not limited to, any of the risks discussed in this Item 1A, including appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money laundering, cybersecurity and privacy, record-keeping, and sales and trading practices, the failure to sell securities we have underwritten at the anticipated price levels, and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our products. Failure to maintain appropriate service and quality standards, or a failure or perceived failure to treat customers and clients fairly, can result in client dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and reputational harm. Further, negative publicity about us, whether or not true, may also harm our future business prospects.

We are affected by domestic and international macroeconomic conditions that impact the global financial markets.

We are engaged in various financial services businesses. As such, we are affected by domestic and international macroeconomic and political conditions, including economic output levels, interest and inflation rates, employment levels, prices of commodities including oil and gas, consumer confidence levels, and fiscal and monetary policy. For example, Fed policies determine, in large part, the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies also can decrease materially the value of certain of our financial assets, most notably debt securities. Changes in Fed policies are beyond our control and, consequently, the impact of these changes on our activities and results of our operations are difficult to predict. Macroeconomic conditions also may directly and indirectly impact a number of factors in the global financial markets that may be detrimental to our operating results, including trading levels, investing, and origination activity in the securities markets, security valuations, the absolute and relative level and volatility of interest and currency rates, real estate values, the actual and perceived quality of issuers and borrowers, and the supply of and demand for loans and deposits.

Index

At times over the last several years we have experienced operating cycles during weak and uncertain U.S. and global economic conditions, including low economic output levels, artificially maintained levels of historically low interest rates, relatively high unemployment rates, and significant uncertainty with respect to domestic and international fiscal and monetary policy. These conditions led to changes in the global financial markets that from time to time negatively impacted our net revenue and profitability. While global financial markets have shown signs of improvement, uncertainty remains. A period of sustained downturns and/or volatility in the securities markets, prolonged continuation of the artificially low level of short-term interest rates, a return to increased credit market dislocations, reductions in the value of real estate, and other negative market factors could significantly impair our revenues and profitability. We could experience a decline in commission revenue from lower trading volumes, a decline in fees from reduced portfolio values of securities managed on behalf of our clients, a reduction in revenue from capital markets and advisory transactions due to reduced activity, increased credit provisions and charge-offs, losses sustained from our customers’ and market participants’ failure to fulfill their settlement obligations, reduced net interest earnings, and other losses. Periods of reduced revenue and other losses could be accompanied by periods of reduced profitability because certain of our expenses, including, but not limited to, our interest expense on debt, rent, facilities and salary expenses are fixed and, our ability to reduce them over short time periods is limited.

U.S. markets may also be impacted by political and civil unrest occurring in the Middle East and in Eastern Europe and Russia. Concerns about the European Union (“EU”), including Britain’s June 23, 2016 referendum to exit the EU (“Brexit”), and the stability of the EU’s sovereign debt, has caused uncertainty and disruption for financial markets globally. Continued uncertainties loom over the outcome of the EU’s financial support programs. It is possible that other EU member states may experience financial troubles in the future, or may choose to follow Britain’s lead and leave the EU. Any negative impact on economic conditions and global markets from these developments could adversely affect our business, financial condition and liquidity.

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

RJ Bank is particularly affected by economic conditions in North America. Market conditions in the United States and Canada can be assessed through the following metrics: the level and volatility of interest rates; the unemployment and under-employment rates; real estate prices; consumer confidence levels and changes in consumer spending; and the number of personal bankruptcies, among others. Deterioration of market conditions can diminish loan demand, lead to an increase in mortgage and other loan delinquencies, affect loan repayment performance and result in higher reserves and net charge-offs, which can adversely affect our earnings.
Lack of liquidity or access to capital could impair our business and financial condition.

We must maintain appropriate liquidity levels. Our inability to maintain adequate liquidity and readily available access to the credit and capital markets could have a significant negative effect on our financial condition. If liquidity from our brokerage or banking operations is inadequate or unavailable, we may be required to scale back or curtail our operations, including limiting our efforts to recruit additional financial advisors, sell assets at unfavorable prices, and cut or eliminate dividend payments. Our liquidity could be negatively affected by the inability of our subsidiaries to generate cash in the form of dividends from earnings, regulatory changes to the liquidity or capital requirements applicable to our subsidiaries that may prevent us from upstreaming cash to the parent company, limited or no accessibility to credit markets for secured and unsecured borrowings by our subsidiaries, diminished access to the capital markets for RJF, and other commitments or restrictions on capital as a result of adverse legal settlements, judgments, or regulatory sanctions. Furthermore, as a bank holding company, we may become subject to a prohibition or limitations on our ability to pay dividends or repurchase our stock. The OCC, the Fed, the FDIC, and the SEC (through FINRA) have the authority, and under certain circumstances, the duty, to prohibit or to limit dividend payments by regulated subsidiaries to their parent.

The availability of financing, including access to the credit and capital markets, depends on various factors, such as conditions in the debt and equity markets, the general availability of credit, the volume of securities trading activity, the overall availability of credit to the financial services sector, and our credit ratings. Our cost of capital and the availability of funding may be adversely affected by illiquid credit markets and wider credit spreads. Additionally, lenders may from time to time curtail, or even cease to provide, funding to borrowers as a result of future concerns over the strength of specific counterparties, as well as the stability of markets generally. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this report for additional information on liquidity and how we manage our liquidity risk.

Index

A downgrade in our credit ratings could have a material adverse effect on our operations, earnings and financial condition.

If our credit ratings were downgraded, or if rating agencies indicate that a downgrade may occur, our business, financial position, and results of operations could be adversely affected, perceptions of our financial strength could be damaged, and as a result, adversely affect our client relationships. Such a change in our credit ratings could also adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets, trigger obligations under certain financial agreements, or decrease the number of investors, clients and counterparties willing or permitted to do business with or lend to us, thereby curtailing our business operations and reducing profitability.

We may not be able to obtain additional outside financing to fund our operations on favorable terms, or at all. The impact of a credit rating downgrade to a level below investment grade would result in our breaching provisions in certain of our derivative instruments, and may result in a request for immediate payment and/or ongoing overnight collateralization on our derivative instruments in liability positions (see Note 18 of the Notes to Consolidated Financial Statements in this Form 10-K for such information). A credit rating downgrade would also result in RJF incurring a higher commitment fee on any unused balance on its $300 million revolving credit facility executed on August 6, 2015, in addition to triggering a higher interest rate applicable to any borrowings outstanding on the line as of and subsequent to such downgrade (see Note 15 of the Notes to Consolidated Financial Statements in this Form 10-K for information on this revolving credit facility).

We are exposed to market risk.

We are, directly and indirectly, affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. For example, interest rate changes could adversely affect our net interest spread, the difference between the yield we earn on our assets and the interest rate we pay for deposits and other sources of funding, which in turn impacts our net interest income and earnings. Interest rate changes could affect the interest earned on assets differently than interest paid on liabilities. In our brokerage operations, a rising interest rate environment generally results in our earning a larger net interest spread. Conversely, in those operations, a falling interest rate environment generally results in our earning a smaller net interest spread. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.

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

In addition, disruptions in the liquidity or transparency of the financial markets may result in our inability to sell, syndicate or realize the value of security positions, thereby leading to increased concentrations. The inability to reduce our positions in specific securities may not only increase the market and credit risks associated with such positions, but also increase the level of risk-weighted assets on our balance sheet, thereby increasing our capital requirements, which could have an adverse effect on our business results, financial condition and liquidity.

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

We are exposed to credit risk.

We are generally exposed to the risk that third parties that owe us money, securities or other assets will fail to meet their performance obligations due to numerous causes, including bankruptcy, lack of liquidity, or operational failure, among others. We actively buy and sell securities from and to clients and counterparties in the normal course of our broker-dealers’ market making and underwriting businesses, which exposes us to credit risk. Although generally collateralized by the underlying security to the transaction, we still face risk associated with changes in the market value of collateral through settlement date. We also hold

Index

certain securities, loans and derivatives in our trading accounts. Deterioration in the actual or perceived credit quality of the underlying issuers of securities or loans, or the non-performance of issuers and counterparties to certain derivative contracts could result in trading losses.

We borrow securities from, and lend securities to, other broker-dealers, and may also enter into agreements to repurchase and/or resell securities as part of investing and financing activities. A sharp change in the security market values utilized in these transactions may result in losses if counterparties to these transactions fail to honor their commitments.

We manage the risk associated with these transactions by establishing and monitoring credit limits, as well as by monitoring collateral and transaction levels daily. Significant deterioration in the credit quality of one of our counterparties could lead to widespread concerns about the credit quality of other counterparties in the same industry, thereby exacerbating our credit risk exposure.

We permit our clients to purchase securities on margin. During periods of steep declines in securities prices, the value of the collateral securing client margin loans may fall below the amount of the purchaser’s indebtedness. If clients are unable to provide additional collateral for these margin loans, we may incur losses on those margin transactions. This may cause us to incur additional expenses defending or pursuing claims or litigation related to counterparty or client defaults.

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

We also incur credit risk by lending to businesses and individuals through the offering of: C&I loans, commercial and residential mortgage loans, tax-exempt loans, home equity lines of credit, and margin and other loans collateralized by securities. We incur credit risk through our investments. Our credit risk and credit losses can increase if our loans or investments are concentrated among borrowers or issuers engaged in the same or similar activities, industries, or geographies, or to borrowers or issuers who as a group may be uniquely or disproportionately affected by economic or market conditions. The deterioration of an individually large exposure, for example due to natural disasters, health emergencies or pandemics, acts of terrorism, severe weather events or other adverse economic events, could lead to additional loan loss provisions and/or charges-offs, or credit impairment of our investments, and subsequently have a material impact on our net income and regulatory capital.

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

Our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, funding, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. Defaults by, or even rumors or questions about the financial condition of, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us

Index

cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Losses arising in connection with counterparty defaults may have a material adverse effect on our results of operations.

Our business depends on fees generated from the distribution of financial products, fees earned from the management of client accounts by our asset management subsidiaries, and advisory fees.

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

We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities which we have underwritten at the anticipated price levels. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings in which we are involved. As a market maker, we may own positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified. In addition, despite risk mitigation policies, we may incur losses as a result of positions we hold in connection with our market making or underwriting activities.

From time to time and as part of our underwriting processes, we may carry significant positions in securities of a single issuer or issuers engaged in a specific industry. Sudden changes in the value of these positions could impact our financial results.

We have made and, to the limited extent permitted by applicable regulations, may continue to make principal investments in private equity funds and other illiquid investments. We may be unable to realize our investment objectives if we cannot sell or otherwise dispose of our interests at attractive prices or complete a desirable exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the portfolio companies in which investments are made, changes in economic conditions or changes in laws, regulations, fiscal policies or political conditions. It could take a substantial period of time to identify attractive investment opportunities and then to realize the cash value of such investments. Even if a private equity investment proves to be profitable, it may be several years or longer before any profits can be realized in cash.

We continue to experience pricing pressures in areas of our business which may impair our future revenue and profitability.

We continue to experience pricing pressures on trading margins and commissions in fixed income and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to price competition and decreased trading margins. In the equity market, we experience pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the use of electronic and direct market access trading, which has created additional competitive downward pressure on trading margins. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins.

We face intense competition.
We are engaged in intensely competitive businesses. We compete on the basis of a number of factors, including the quality of our financial advisors and associates, our products and services, pricing (such as execution pricing and fee levels), and location and reputation in relevant markets. Over time there has been substantial consolidation and convergence among companies in the

Index

financial services industry, which has significantly increased the capital base and geographic reach of our competitors. See the section entitled “Competition” of Item 1 of this report for additional information about our competitors.

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
Our ability to develop and retain our clients depends on the reputation, judgment, business generation capabilities and skills of our senior professionals, particularly our managing directors, and the members of our executive committees, as well as employees and financial advisors. To compete effectively we must attract, retain and motivate qualified professionals, including successful financial advisors, investment bankers, trading professionals, portfolio managers and other revenue producing or specialized personnel. Competitive pressures we experience could have an adverse effect on our business, results of operations, financial condition and liquidity.

Turnover in the financial services industry is high. The cost of retaining skilled professionals in the financial services industry has escalated considerably. Financial industry employers are increasingly offering guaranteed contracts, upfront payments, and increased compensation. These can be important factors in a current employee’s decision to leave us as well as in a prospective employee’s decision to join us. As competition for skilled professionals in the industry remains intense, we may have to devote significant resources to attracting and retaining qualified personnel. To the extent we have compensation targets, we may not be able to retain our employees, which could result in increased recruiting expense or result in our recruiting additional employees at compensation levels that are not within our target range. In particular, our financial results may be adversely affected by the costs we incur in connection with any upfront loans or other incentives we may offer to newly recruited financial advisors and other key personnel. If we were to lose the services of any of our investment bankers, senior equity research, sales and trading professionals, asset managers, or executive officers to a competitor or otherwise, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our senior professionals or recruit additional professionals, our reputation, business, results of operations and financial condition will be adversely affected. Further, new business initiatives and efforts to expand existing businesses generally require that we incur compensation and benefits expense before generating additional revenues.

Moreover, companies in our industry whose employees accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices. We have been subject to several such claims and may be subject to additional claims in the future as we seek to hire qualified personnel, some of whom may work for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending against these claims, regardless of their merits. Such claims could also discourage potential employees who work for our competitors from joining us.

Business growth could increase costs and regulatory and integration risks.

Integrating acquired businesses, including for example, the September 6, 2016 acquisition of the U.S. Private Client Services unit of Deutsche Bank Wealth Management (“Alex. Brown”) and the August 31, 2016 acquisition of MacDougall, MacDougall & MacTier, Inc. (“3Macs”), as well as providing a platform for new businesses and partnering with other firms involve risks and present financial, managerial and operational challenges. We may incur significant expense in connection with expanding our existing businesses, recruiting financial advisors, or making strategic acquisitions or investments. Our overall profitability would be negatively affected if investments and expenses associated with such growth are not matched or exceeded by the revenues derived from such investments or growth.

Expansion may also create a need for additional compliance, documentation, risk management and internal control procedures, and often involves hiring additional personnel to address these procedures. To the extent such procedures are not adequate or not adhered to with respect to our expanded business or any new business, we could be exposed to a material loss or regulatory sanction.

Index

Moreover, to the extent we pursue acquisitions we may be unable to complete such acquisitions on acceptable terms. We may be unable to integrate any acquired business into our existing business successfully. Difficulties we may encounter in integrating an acquired business could have an adverse effect on our business, financial condition, and results of operations. In addition, we may need to raise capital or borrow in order to finance an acquisition, which could result in dilution or increased leverage. We may not be able to obtain financing on favorable terms or perhaps at all.

A continued interruption to our telecommunications or data processing systems, or the failure to effectively update the technology we utilize, could be materially adverse to our business.

Our businesses rely extensively on data processing and communications systems. In addition to better serving clients, the effective use of technology increases efficiency and enables us to reduce costs. Adapting or developing our technology systems to meet new regulatory requirements, client needs, and competitive demands is critical for our business. Introduction of new technology presents challenges on a regular basis. There are significant technical and financial costs and risks in the development of new or enhanced applications, including the risk that we might be unable to effectively use new technologies or adapt our applications to emerging industry standards.

Our continued success depends, in part, upon our ability to: (i) successfully maintain and upgrade the capability of our technology systems; (ii) address the needs of our clients by using technology to provide products and services that satisfy their demands; and (iii) retain skilled information technology employees. Failure of our technology systems, which could result from events beyond our control, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients, violations of applicable privacy and other applicable laws and regulatory sanctions. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report for additional information regarding our exposure to and approaches for managing these types of operational risks.

Security breaches of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation.

The expectations of sound operational and informational security practices have risen among our clients and vendors, the public at large and regulators. Our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, cyber-attacks and breakdowns. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although cyber security incidents among financial services firms are on the rise, we have not experienced any material losses relating to cyber-attacks or other information security breaches. However, there can be no assurance that we will not suffer such losses in the future. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code and other events that could have an impact on the security and stability of our operations.

Notwithstanding the precautions we take, if one or more of these events were to occur, this could jeopardize the information we confidentially maintain, including that of our clients and counterparties, which is processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our clients and counterparties. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications. We may also be subject to litigation and financial losses that are neither insured nor covered under any of our current insurance policies. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators.

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

There have been a number of highly-publicized cases involving fraud or other misconduct by associates in the financial services industry. There is a risk that our associates could engage in misconduct that adversely affects our business. For example, our banking business often requires that we deal with confidential matters of great significance to our clients. If our associates were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. We are also subject to a number of obligations and standards arising from our asset management business and our authority over the assets managed by our asset management business. In addition, our financial advisors may act in a fiduciary capacity, providing financial planning, investment advice and discretionary asset management. The violation of these obligations and standards by any of our associates would adversely affect our clients and us. It is not always possible to deter associate misconduct, and the precautions we take to detect and prevent this activity may not be effective. If our associates engage in misconduct, our business would be adversely affected.

Our operations could be adversely affected by serious weather conditions.

Certain of our principal operations are located in St. Petersburg, Florida. While we have a business continuity plan that permits significant operations to be conducted out of our Southfield, Michigan and Memphis, Tennessee locations and our information systems processing to be conducted out of our information technology data center in the Denver, Colorado area, our operations could be adversely affected by hurricanes or other serious weather conditions that could affect the processing of transactions, communications, and the ability of our associates to get to our offices, or work from home. Refer to the “we are exposed to credit risk” risk factor in this Item 1A for a discussion of how events, including weather events, could adversely impact RJ Bank’s loan portfolio. Refer to the “a continued interruption to our telecommunications or data processing systems, or the failure to effectively update the technology we utilize, could be materially adverse to our business” risk factor in this Item 1A for a discussion of how events beyond our control, including weather-related events, could impact our ability to conduct business.

Regions may fail to honor its indemnification obligations associated with Morgan Keegan matters.

Under the definitive stock purchase agreement entered into in connection with our acquisition of Morgan Keegan & Company, Inc., and MK Holding, Inc. and certain of its affiliates (collectively referred to as “Morgan Keegan”) from Regions Financial Corporation (“Regions”), Regions has obligations to continue to indemnify RJF with respect to certain litigation as well as other matters. Specifically, the terms of the agreement provide that Regions will indemnify RJF for losses incurred in connection with legal proceedings pending as of the closing date of that acquisition (April 2, 2012), or commenced thereafter and related to pre-closing matters that were received prior to the closing date, as well as any cost of defense pertaining thereto. RJF is relying on Regions to continue to fulfill its indemnification obligations under the SPA with respect to such matters. Our inability to enforce these indemnification provisions in the future, or our failure to recover future losses for which we are entitled to be indemnified, could result in our incurring significant costs for defense, settlement, and any adverse judgments, and resultantly have an adverse effect on our results of operations, financial condition, and our regulatory capital levels.

See Note 21 of the Notes to Consolidated Financial Statements in this Form 10-K for further information regarding the indemnification from Regions.

We are exposed to litigation risks, which could materially and adversely impact our business operations and prospects.

Many aspects of our business involve substantial risks of liability. We have been named as a defendant or co-defendant in lawsuits and arbitrations involving primarily claims for damages. The risks associated with potential litigation often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. Unauthorized or illegal acts of our associates could result in substantial liability. Our Private Client Group business segment has historically been more susceptible to litigation than our institutional businesses.

In highly volatile markets, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions has historically increased. These risks include potential liability under securities laws or other laws for: alleged materially false or misleading statements made in connection with securities offerings and other transactions; issues related

Index

to the suitability of our investment recommendations; the inability to sell or redeem securities in a timely manner during adverse market conditions; contractual issues; employment claims; and potential liability for other advice we provide to participants in strategic transactions. Substantial legal liability could have a material adverse financial impact or cause us significant reputational harm, which in turn could seriously harm our business and future business prospects. In addition to the foregoing financial costs and risks associated with potential liability, the costs of defending individual litigation and claims continue to increase over time. The amount of outside attorneys’ fees incurred in connection with the defense of litigation and claims could be substantial and might materially and adversely affect our results of operations.

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

In June 2016, the FASB issued a new standard on accounting for credit losses. The new standard will replace multiple existing impairment models, including the replacement of the “incurred loss” model for loans with an “expected loss” model. We are evaluating the potential impact its adoption, which will occur no later than the quarter ended December 31, 2020, will have on our financial position and results of operations.

Our risk management and conflicts of interest policies and procedures may leave us exposed to unidentified or unanticipated risk.

We seek to manage, monitor and control our operational, legal and regulatory risk through operational and compliance reporting systems, internal controls, management review processes and other mechanisms; however, there can be no assurance that our procedures will be effective. Our banking and trading processes seek to balance our ability to profit from banking and trading positions with our exposure to potential losses. While we use limits and other risk mitigation techniques, those techniques and

Index

the judgments that accompany their application cannot anticipate unforeseen economic and financial outcomes or the specifics and timing of such outcomes. Our risk management methods may not predict future risk exposures effectively. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients and other matters that are based on assumptions that may no longer be accurate. A failure to manage our growth adequately, or to manage our risk effectively, could materially and adversely affect our business and financial condition.

Financial services firms are subject to numerous actual or perceived conflicts of interest, which are under growing scrutiny by U.S. federal and state regulators. Our risk management processes include addressing potential conflicts of interest that arise in our business. Management of potential conflicts of interest has become increasingly complex as we expand our business activities. A perceived or actual failure to address conflicts of interest adequately could affect our reputation, the willingness of clients to transact business with us or give rise to litigation or regulatory actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could cause result in material harm to our business and financial condition.

For more information on how we monitor and manage market and certain other risks, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report.

We are exposed to risk from international markets.

We do business in other parts of the world, including a few developing regions commonly known as emerging markets, and as a result, are exposed to risks, including economic, market, litigation and regulatory risks. Our businesses and revenues derived from non-U.S. operations are subject to risk of loss from currency fluctuations, social or political instability, less established regulatory regimes, changes in governmental or central bank policies, downgrades in the credit ratings of sovereign countries, expropriation, nationalization, confiscation of assets and unfavorable legislative, economic and political developments. Action or inaction in any of these operations, including failure to follow proper practices with respect to regulatory compliance and/or corporate governance, could harm our operations and our reputation. We also invest or trade in the securities of corporations located in non-U.S. jurisdictions. Revenues from trading non-U.S. securities also may be subject to negative fluctuations as a result of the abovementioned factors. The impact of these fluctuations could be magnified because non-U.S. trading markets, particularly those in emerging markets, are generally smaller and less developed, less liquid and more volatile than U.S. trading markets.

We have risks related to our insurance programs.

Our operations and financial results are subject to risks and uncertainties related to our use of a combination of insurance, self-insured retention and self-insurance for a number of risks, including most significantly property and casualty, workers’ compensation, errors and omissions liability, general liability and the portion of employee-related health care benefits plans we fund.

While we endeavor to purchase insurance coverage appropriate to our risk assessment, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Our business may be negatively affected if our insurance proves to be inadequate or unavailable. In addition, insurance claims may divert management resources away from operating our business.

RISKS RELATED TO OUR REGULATORY ENVIRONMENT

Financial services firms have been subject to increased regulatory scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

Financial services firms have been operating in an onerous regulatory environment, which will become even more stringent in light of recent well-publicized failures of regulators to detect and prevent fraud. The industry has experienced increased scrutiny from various regulators, including the SEC, the Fed, the OCC and the CFPB, in addition to stock exchanges, FINRA and state attorneys general. Penalties and fines imposed by regulatory authorities have increased substantially in recent years. We may be adversely affected by changes in the interpretation or enforcement of existing laws, rules and regulations. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many different aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to continue operating particular businesses or engage in certain activities. Substantial legal liability or significant regulatory action taken against us could harm our business prospects through adverse financial effects and reputational harm.

Index

Changes in regulations resulting from the Dodd-Frank Act, the DOL Rules, including the new fiduciary standard, or any new regulations or laws may adversely affect our businesses.

Market and economic conditions over the past several years have directly led to a demand by the public for changes in the way the financial services industry is regulated, including a call for more stringent legislation and regulation in the United States and abroad. The Dodd-Frank Act enacted sweeping changes and an unprecedented increase in the supervision and regulation of the financial services industry (see Item 1, “Regulation,” in this report for a discussion of such changes). The ultimate impact that the Dodd-Frank Act and implementing regulations will have on us, the financial industry and the economy at large cannot be quantified until all of the implementing regulations called for under the legislation have been finalized and fully implemented. Nevertheless, it is apparent that these legislative and regulatory changes could affect our revenue, limit our ability to pursue business opportunities, impact the value of our assets, require us to alter at least some of our business practices, impose additional compliance costs, and otherwise adversely affect our businesses.

The Dodd-Frank Act impacts the manner in which we market our products and services, manage our business and operations, and interact with regulators, all of which could materially impact our results of operations, financial condition and liquidity. Certain provisions of the Dodd-Frank Act that have (or may) impact our businesses include: the establishment of a fiduciary standard for broker-dealers; regulatory oversight of incentive compensation; the imposition of capital requirements on financial holding companies; restrictions on proprietary trading; and, to a lesser extent, greater oversight over derivatives trading. There is also increased regulatory scrutiny (and related compliance costs) as we continue to grow and surpass certain consolidated asset thresholds established under the Dodd-Frank Act, which have the effect of imposing enhanced standards and requirements on larger institutions. These include, but are not limited to, RJ Bank’s oversight by the CFPB. The CFPB has had an active enforcement agenda and any action taken by the CFPB could result in requirements to alter or cease offering affected products and services, make such products and services less attractive, impose additional compliance measures, or result in fines, penalties or required remediation. To the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. We were required to comply with the Volcker Rule’s provisions beginning on July 21, 2015. Although we have not historically engaged in significant levels of proprietary trading, due to our underwriting and market making activities, the Volcker Rule will likely adversely affect our results of operations through increased operational and compliance costs, possible reductions in our trading revenues, and changes to our private equity investments.

We are evaluating the impact of the DOL Rule on our business. However, because qualified accounts, particularly IRA accounts, comprise a significant portion of our business, we expect that implementation of the DOL Rule will negatively impact our results including the impact of increased costs related to compliance, legal and information technology. In addition, we expect that our legal risks will increase, in part, as a result of the new contractual rights required to be given to IRA and non-ERISA plan clients under the BIC Exemption and Principal Transactions Exemption.

The Basel III regulatory capital standards impose additional capital and other requirements on us that could decrease our competitiveness and profitability.

In July 2013, the Fed, the OCC and the FDIC released final U.S. Basel III Rules, which implemented the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Act. The U.S. Basel III Rules increase the quantity and quality of regulatory capital, establish a capital conservation buffer and make selected changes to the calculation of risk-weighted assets. We became subject to the requirements under the final U.S. Basel III Rules as of January 1, 2015, subject to a phase-in period for several of its provisions, including the new minimum capital ratio requirements, the capital conservation buffer and the regulatory capital adjustments and deductions. The increased capital requirements stipulated under the U.S. Basel III Rules could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition and prospects could be adversely affected. We continue to evaluate the impact of the U.S. Basel III Rules on both RJ Bank and RJF.

Failure to comply with regulatory capital requirements primarily applicable to RJF, RJ Bank or our broker-dealer subsidiaries would significantly harm our business.

RJF and RJ Bank are subject to various regulatory and capital requirements administered by various federal regulators in the United States, and, accordingly, must meet specific capital guidelines that involve quantitative measures of RJF and RJ Bank’s assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. The capital amounts and classification for both RJF and RJ Bank are also subject to qualitative judgments by U. S. federal regulators based on components of our capital, risk-weightings of assets, off-balance sheet transactions, and other factors. Quantitative measures established by

Index

regulation to ensure capital adequacy require RJF and RJ Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets, Tier 1 capital to average assets and capital conservation buffers (as defined in the regulations). Failure to meet minimum capital requirements can trigger certain mandatory (and potentially additional discretionary) actions by regulators that, if undertaken, could harm either RJF or RJ Bank’s operations and financial condition. As more fully discussed in Item 1, “Regulation,” in this report, RJF is required to perform annual stress tests using certain scenarios provided by the Fed. While we believe that both the quality and magnitude of our capital base is sufficient to support our current operations given our risk profile, the results of the stress testing process may affect our approach to managing and deploying capital.

We are subject to the SEC’s uniform net capital rule (Rule 15c3-1) and FINRA’s net capital rule, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. The uniform net capital rule sets the minimum level of net capital that a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below certain thresholds. In addition, our Canada-based broker-dealer subsidiary is subject to similar limitations under applicable regulation in that jurisdiction by IIROC. Regulatory capital requirements applicable to some of our significant subsidiaries may impede access to funds that RJF needs to make payments on any such obligations.

See Note 25 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on regulations and capital requirements.

As a financial holding company, RJF’s liquidity depends on payments from its subsidiaries, which may be subject to regulatory restrictions.

RJF is a financial holding company and therefore depends on dividends, distributions and other payments from its subsidiaries in order to meet its obligations, including debt service. RJF’s subsidiaries are subject to laws and regulations that restrict dividend payments or authorize regulatory bodies to prevent or reduce the flow of funds from those subsidiaries to RJF. RJF’s broker-dealers and bank subsidiary are limited in their ability to lend or transact with affiliates and are subject to minimum regulatory capital and other requirements, as well as limitations on their ability to use funds deposited with them in broker or bank accounts to fund their businesses. These requirements may hinder RJF’s ability to access funds from its subsidiaries. RJF may also become subject to a prohibition or limitations on its ability to pay dividends or repurchase its common stock. The federal banking regulators, including the OCC, the Fed and the FDIC, as well as the SEC (through FINRA) have the authority and under certain circumstances, the obligation, to limit or prohibit dividend payments and stock repurchases by the banking organizations they supervise, including RJF and its bank subsidiaries. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this report for additional information on liquidity and how we manage our liquidity risk.

We operate in a highly regulated industry in which future developments could adversely affect our business and financial condition.

The securities industry is subject to extensive and constantly changing regulation. Broker-dealers and investment advisors are subject to regulations covering all aspects of the securities business, including, but not limited to: sales and trading methods; trade practices among broker-dealers; use and safekeeping of clients’ funds and securities; capital structure of securities firms; anti-money laundering efforts; recordkeeping; and the conduct of directors, officers and employees. Any violation of these laws or regulations could subject us to the following events, any of which could have a material adverse effect on our business, financial condition and prospects: civil and criminal liability; sanctions, which could include the revocation of our subsidiaries’ registrations as investment advisors or broker-dealers; the revocation of the licenses of our financial advisors; censures; fines; or a temporary suspension or permanent bar from conducting business.

The majority of our affiliated financial advisors are independent contractors. Legislative or regulatory action that redefines the criteria for determining whether a person is an employee or an independent contractor could materially impact our relationships with our advisors and our business, resulting in an adverse effect on our results of operations.

As a financial holding company, we are regulated by the Fed. RJ Bank is regulated by the OCC, the Fed, the CFPB, and the FDIC. This oversight includes, but is not limited to, scrutiny with respect to affiliate transactions and compliance with consumer regulations. The economic and political environment over the past several years has resulted in increased focus on the regulation of the financial services industry, including many proposals for new rules. Any new rules issued by U.S. regulators that oversee the financial services industry could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition, and results of operations. We also may be adversely affected as a result of changes to federal, state or foreign tax laws, or by changes to the interpretation or enforcement of existing laws and regulations.

Index

Regulatory actions brought against us may result in judgments, settlements, fines, penalties or other results, any of which could have a material adverse effect on our business, financial condition or results of operations. There is no assurance that regulators will be satisfied with the policies and procedures implemented by RJF and its subsidiaries. In addition, from time to time, RJF and its affiliates may become subject to additional findings with respect to compliance or other regulatory deficiencies, which could subject us to additional liability, including penalties. See Item 1, “Regulation,” in this report for additional information regarding our regulatory environment and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report regarding our approaches to managing regulatory risk.

Numerous regulatory changes, and enhanced regulatory and enforcement activity, relating to the asset management business may increase our compliance and legal costs and otherwise adversely affect our business.

The SEC has proposed certain measures that would establish a new framework to replace the requirements of Rule 12b-1 under the 1940 Act with respect to how mutual funds pay fees to cover the costs of selling and marketing their shares.  The staff of the SEC’s Office of Compliance, Inspections and Examinations has indicated that it is reviewing the use of fund assets to pay for fees to sub-transfer agents and sub-administrators for services that may be deemed to be distribution-related. Any adoption of such measures would be phased in over a number of years.  As these measures are neither final nor undergoing implementation throughout the financial services industry, their impact cannot be fully ascertained at this time.  As this regulatory trend continues, it could adversely affect our operations and, in turn, our financial results.

Asset management businesses have experienced a number of highly publicized regulatory inquiries, which have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisors and broker-dealers. As some of our wholly owned subsidiaries are registered as investment advisors with the SEC, increased regulatory scrutiny and rulemaking initiatives may result in augmented operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. It is not possible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Conformance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business. For example, pursuant to the Dodd-Frank Act, the SEC was charged with considering whether broker-dealers should be subject to a standard of care similar to the fiduciary standard applicable to registered investment advisors. It is not clear whether the SEC will determine that a heightened standard of conduct is appropriate for broker-dealers; however, any such standard, if mandated, would likely require us to review our product and service offerings and implement certain changes, as well as require that we incur additional regulatory costs in order to ensure compliance.

In addition, U.S. and foreign governments have recently taken regulatory actions impacting the investment management industry, and may continue to take further actions, including expanding current (or enacting new) standards, requirements and rules that may be applicable to us and our subsidiaries. For example, several states and municipalities in the United States have adopted “pay-to-play” rules, which could limit our ability to charge advisory fees. Such “pay-to-play” rules could affect the profitability of that portion of our business. Additionally, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, is periodically reexamined and may be limited or modified in the future. A substantial portion of the research relied on by our investment management business in the investment decision making process is generated internally by our investment analysts and external research, including external research paid for with soft dollars. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. If the use of soft dollars is limited, we may have to bear some of these additional costs. Furthermore, new regulations regarding the management of hedge funds and the use of certain investment products may impact our investment management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund business or other businesses, and changes to the laws, rules and regulations in the United States related to the over-the-counter swaps and derivatives markets require additional registration, recordkeeping and reporting obligations.

RJ Bank is subject to the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other U.S. federal fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies, including the CFPB, are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil monetary penalties, injunctive relief, and the imposition of restrictions on mergers, acquisitions and expansion

Index

activity. Private parties may also have the ability to challenge a financial institution’s performance under fair lending laws by bringing private class action litigation.

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

We conduct employee-based branch office operations in various locations throughout the U.S. and in certain foreign countries. With the exception of one company-owned RJ&A branch located in Crystal River, Florida, and certain interests in real estate holdings held under Morgan Properties, LLC which are insignificant in the aggregate, RJ&A branches are leased from third parties under leases that contain various expiration dates through 2027. Leases for branch offices of RJFS, the independent contractors of RJ Ltd., and RJIS, are the responsibility of the respective independent contractor financial advisors.

We conduct certain operations from our 88,000 square foot office building located on land we own in Southfield, Michigan. We operate a 40,000 square foot information technology data center on land we own in the Denver, Colorado area. We also conduct certain operations in approximately 240,000 square feet of leased office space in the Raymond James Tower located in downtown Memphis, Tennessee. During September 2016, we completed the purchase of approximately 65 acres of land located in Pasco County, Florida.

RJ Ltd. leases its main office premises in Vancouver, Calgary, Toronto, and Montreal, as well as certain branch offices located throughout Canada. These leases have various expiration dates through 2030. RJ Ltd. does not own any land or buildings.

See Note 21 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on our lease commitments.

Item 3.	LEGAL PROCEEDINGS

In addition to the matters specifically described below, in the normal course of our business, we have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our activities as a diversified financial services institution.

We are also subject, from time to time, to other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business. Such proceedings may involve, among other things, our sales and trading activities, financial products or offerings we sponsored, underwrote or sold, and operational matters. Some of these proceedings have resulted, and may in the future result, in adverse judgments, settlements, fines, penalties, injunctions or other relief and/or require us to undertake remedial actions.

We cannot predict if, how or when such proceedings or investigations will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be. A large number of factors may contribute to this inherent unpredictability: the proceeding is in its early stages; the damages sought are unspecified, unsupported or uncertain; it is unclear whether a case brought as a class action will be allowed to proceed on that basis; the other party is seeking relief other than or in addition to compensatory damages (including, in the case of regulatory and governmental proceedings, potential fines and penalties); the matters present significant legal uncertainties; we have not engaged in settlement discussions; discovery is not complete; there are significant facts in dispute; and numerous parties are named as defendants (including where it is uncertain how liability might be shared among defendants).

We contest liability and/or the amount of damages as appropriate in each pending matter. Over the last several years, the level of litigation and investigatory activity (both formal and informal) by government and self-regulatory agencies has increased significantly in the financial services industry. While we have identified below certain proceedings that we believe could be material, individually or collectively, there can be no assurance that material losses will not be incurred from claims that have not yet been asserted or are not yet determined to be material.

Index

We include in some of the descriptions of individual matters below certain quantitative information about the plaintiff’s claim against us as alleged in the plaintiff’s pleadings or other public filings. Although this information may provide insight into the potential magnitude of a matter, it does not represent our estimate of reasonably possible loss or our judgment as to any currently appropriate accrual related thereto.

Subject to the foregoing, we believe, after consultation with counsel and consideration of the accrued liability amounts included in the accompanying consolidated financial statements, that the outcome of such litigation and regulatory proceedings will not have a material adverse effect on our consolidated financial condition. However, the outcome of such litigation and proceedings could be material to our operating results and cash flows for a particular future period, depending on, among other things, our revenues or income for such period.

See Note 21 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding legal and regulatory matter contingencies, and refer to the “loss provisions arising from legal and regulatory matters” section of Critical Accounting Estimates in Part II - Item 7 of this report, and Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K, for information on our criteria for establishing accruals.

Jay Peak Litigation

We and one of our financial advisors are named defendants in various lawsuits related to an alleged fraudulent scheme conducted by Ariel Quiros (“Quiros”) and William Stenger (“Stenger”) involving the misuse of EB-5 investor funds in connection with the Jay Peak ski resort in Vermont (“Jay Peak”) and associated limited partnerships. Plaintiffs in the lawsuits allege that Quiros misused $200 million of the amounts raised by the limited partnerships and misappropriated $50 million for his personal benefit. The plaintiffs also generally allege some combination of the following: that we or our subsidiaries or employees were negligent in supervision, breached fiduciary duty, conspired to breach, and aided and abetted the breach of, fiduciary duty, committed, or aided and abetted, fraud and/or fraudulent inducement, engaged in or facilitated fraudulent transfers, committed conversion, civil theft, and/or commingled investor funds.
There are six civil court actions pending in which we or one of our subsidiaries are named:

•
On May 3, 2016, Alexandre Daccache filed a purported consolidated class action on behalf of approximately 836 individual investors in seven Jay Peak limited partnerships in the U.S. Federal District Court for the Southern District of Florida, styled Daccache, et al. v. Raymond James Financial, Inc. The plaintiffs demand, among other things, damages in the amount of $250 million, treble damages under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and unspecified punitive damages.

•
On May 20, 2016, Michael I. Goldberg, a court-appointed receiver for Jay Peak, filed a complaint against the company and other defendants in the United States District Court for the Southern District of Florida, styled Michael I. Goldberg, as Receiver v. Raymond James Financial, Inc. et al. The complaint seeks, among other relief, compensatory damages and treble damages under RICO.

•
On June 3, 2016, Milos Citakovic and other individual investors filed a complaint against RJ&A and a financial advisor in the Eleventh Judicial Circuit Court in Miami-Dade County, Florida, styled Citakovic v. Raymond James & Associates, Inc., and Joel Burstein. The plaintiffs seek, among other things, compensatory damages.

•
On July 26, 2016, Caterina Calero and other individual investors filed a complaint against RJ&A and other defendants in the Eleventh Judicial Circuit Court in Miami-Dade County, Florida, styled Caterina Gonzalez Calero v. Raymond James & Associates, Inc. et al. (“Calero”). The complaint seeks, among other things, compensatory damages and treble damages for alleged violations of the Florida civil theft statute.

•
On October 26, 2016, Caroline Walters and other individual investors filed a complaint against RJ&A in the Circuit Court of the 20th Judicial Circuit in and for Collier County, Florida, styled Caroline Walters, et al. v. Raymond James & Associates, Inc. The plaintiffs seek, among other things, compensatory damages in an undetermined amount and treble damages for alleged RICO violations.

•
On November 7, 2016, Zheng Zhang and other individual investors filed a complaint against RJ&A, and certain other defendants, in the United States District Court for the Southern District of Florida, styled Zheng Zhang, et al. v. Raymond James & Associates, Inc., Joel Burstein and Ariel Quiros. The plaintiffs seek, among other things, compensatory damages and punitive damages in an undetermined amount.

Index

Given the early stage of the cases, the complexity of the forensic accounting necessary to determine the amount of actual investor losses, the identification and availability of any assets for recovery by the plaintiffs and the potential for insurance coverage, a range of possible loss in excess of the amount accrued cannot be estimated. While there can be no assurance that we will be successful, we intend to vigorously defend the claims against us.
Morgan Keegan Litigation

Indemnification from Regions

Under the agreement with Regions governing our 2012 acquisition of Morgan Keegan, Regions is obligated to indemnify RJF for losses we may incur in connection with any Morgan Keegan legal proceedings pending as of the closing date for that transaction (which was April 2, 2012), or commenced after the closing date but related to pre-closing matters that are received prior to April 2, 2015.

Pending Morgan Keegan matter (subject to indemnification)

In July 2006, Morgan Keegan & Company, Inc., a Morgan Keegan affiliate, and one of its former analysts were named as defendants in a lawsuit filed by Fairfax Financial Holdings and affiliates in the Circuit Court of Morris County, New Jersey. Plaintiffs made claims under a civil RICO statute, for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs alleged that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs in order to improperly drive down plaintiff’s stock price, so that others could profit from short positions. Plaintiffs alleged that the defendants’ actions damaged their reputations and harmed their business relationships. Plaintiffs alleged various categories of damages, including lost insurance business, lost financings and increased financing costs, increased audit fees and directors and officers insurance premiums and lost acquisitions, and have requested monetary damages. On May 11, 2012, the trial court ruled that New York law applied to plaintiff’s RICO claims, and that the claims were therefore not subject to treble damages. On June 27, 2012, the trial court dismissed plaintiffs’ tortious interference with prospective relations claim, but allowed the other claims to go forward. Prior to commencement of a jury trial, the court dismissed the remaining claims with prejudice. A hearing on plaintiffs’ appeal of the court’s rulings was held on October 17, 2016.

Index

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “RJF.” As of November 9, 2016, we had 358 holders of record of our common stock. A substantially greater number of shares of our common stock is held by beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions. Our transfer agent is Computershare Inc. whose address is P.O. Box 30170, College Station, TX 77842-3170.

The following table sets forth for the periods indicated the high and low trades for our common stock:

	Fiscal year
	2016		2015
	High	Low	High	Low
First quarter	$59.81	$45.86	$58.18	$48.06
Second quarter	$56.68	$39.84	$59.77	$50.97
Third quarter	$56.69	$44.22	$61.46	$54.99
Fourth quarter	$58.97	$46.30	$61.82	$48.24

Cash dividends per share of common stock paid during the quarter are reflected below. The dividends were declared during the quarter preceding their payment.

	Fiscal year
	2016	2015
First quarter	$0.18	$0.16
Second quarter	$0.20	$0.18
Third quarter	$0.20	$0.18
Fourth quarter	$0.20	$0.18

On August 24, 2016, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock which was paid on October 17, 2016.

See Note 25 of the Notes to Consolidated Financial Statements in this Form 10-K for information regarding our intentions for paying cash dividends and the related capital restrictions.

Index

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described below. The following table presents information on our purchases of our own stock, on a monthly basis, for the twelve month period ended September 30, 2016:

	Total number of shares purchased (1)	Average price per share	Number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value (in thousands) at each month-end, of securities that may yet be purchased under the plans or programs (3)(4)

October 1, 2015 – October 31, 2015	4,699	$51.71	—	$93,112
November 1, 2015 – November 30, 2015	124,984	57.57	—	$150,000
December 1, 2015 – December 31, 2015	80,836	58.15	—	$150,000
First quarter	210,519	$57.66	—

January 1, 2016 – January 31, 2016	2,273,592	$47.44	2,234,366	$44,231
February 1, 2016 – February 28, 2016	930,678	41.71	929,213	$135,671
March 1, 2016 – March 31, 2016	7,622	45.43	—	$135,671
Second quarter	3,211,892	$45.78	3,163,579

April 1, 2016 – April 30, 2016	40,017	$48.83	—	$135,671
May 1, 2016 – May 31, 2016	6,098	52.73	—	$135,671
June 1, 2016 – June 30, 2016	922	54.87	—	$135,671
Third quarter	47,037	$49.45	—

July 1, 2016 – July 31, 2016	3,490	$53.86	—	$135,671
August 1, 2016 – August 31, 2016	12,615	56.54	—	$135,671
September 1, 2016 – September 30, 2016	1,712	57.78	—	$135,671
Fourth quarter	17,817	$56.14	—
Fiscal year total	3,487,265	$46.60	3,163,579

(1)
Of the total for the year ended September 30, 2016, share purchases for the trust fund established to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiaries amounted to 84,642 shares, for a total consideration of $4.9 million (for more information on this trust fund, see Note 2 and Note 11 of the Notes to Consolidated Financial Statements in this Form 10-K). These activities do not utilize the repurchase authority discussed in footnote (2) below.

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  Of the total for the year ended September 30, 2016, shares surrendered to us by employees for such purposes amount to 239,044 shares, for a total consideration of $13.1 million. These activities do not utilize the repurchase authority discussed in footnote (2) below.

Of the total for the year ended September 30, 2016, we repurchased 3,163,579 shares pursuant to our securities repurchase authorization, see footnotes (2), (3) and (4) below for additional information.

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

(4)
As a result of repurchases made during January 2016 and early February 2016, and to re-establish the prior authorization limit, on February 4, 2016, we announced an additional increase in the authorization limit. This action replenished the amount previously authorized by our Board of Directors to be deployed back to $150 million (after consideration of the 2016 repurchases through such date) at the discretion of our Securities Repurchase Committee, for open market repurchases of our common stock and certain senior notes, subject to cash availability and other factors.

Index

Item 6.	SELECTED FINANCIAL DATA

	Year ended September 30,
	2016		2015		2014		2013	2012
	(in thousands, except per share data)
Operating results:
Total revenues	$5,520,344		$5,308,164		$4,965,460		$4,595,798	$3,897,900
Net revenues	$5,403,267		$5,200,210		$4,861,369		$4,485,427	$3,806,531
Net income attributable to RJF	$529,350		$502,140		$480,248		$367,154	$295,869
Net income per share - basic	$3.72		$3.51		$3.41		$2.64	$2.22
Net income per share - diluted	$3.65		$3.43		$3.32		$2.58	$2.20
Weighted-average common shares outstanding - basic	141,773		142,548		139,935		137,732	130,806
Weighted-average common and common equivalent shares outstanding - diluted	144,513		145,939		143,589		140,541	131,791
Cash dividends per common share - declared	$0.80		$0.72		$0.64		$0.56	$0.52

Financial condition:
Total assets(1)	$31,593,733		$26,468,032		$23,312,788		$23,172,045	$21,144,975
Senior notes maturing within twelve months(2)	$—		$250,000		$—		$—	$—
Long-term obligations:
Non-current portion of other borrowings	$604,080	(3)	$583,740	(3)	$537,932	(3)	$47,132	$173,918
Non-current portion of loans payable of consolidated variable interest entities(4)	$4,291		$12,597		$25,928		$43,877	$62,938
Non-current portion of senior notes payable(2)	$1,700,000		$900,000		$1,150,000		$1,150,000	$1,150,000
Total long-term debt	$2,308,371		$1,496,337		$1,713,860		$1,241,009	$1,386,856
Equity attributable to Raymond James Financial, Inc.	$4,914,096		$4,522,031		$4,141,236		$3,662,924	$3,268,940
Shares outstanding (5)	141,545		142,751		140,836		138,750	136,076
Book value per share at end of year	$34.72		$31.68		$29.40		$26.40	$24.02

(1)
Effective September 30, 2016 we adopted new accounting guidance related to the presentation of debt issuance costs. Under this new guidance, debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The applicable prior period balances have been reclassified to conform to the current year presentation. See Note 17 in the Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(2)	Senior notes payable balances presented exclude the impact of debt issuance costs.

(3)
At September 30, 2016, 2015, and 2014, the outstanding balances were primarily comprised of borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) by RJ Bank and mortgage notes payable on our corporate headquarters offices.

(4)	Loans payable of consolidated variable interest entities (“VIE”) are non-recourse to us.

(5)	Excludes non-vested shares.

Index

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive overview

We operate as a financial services and bank holding company. Results in the businesses in which we operate are highly correlated to the general overall strength of economic conditions and, more specifically, to the direction of the U.S. equity and fixed income markets, the corporate and mortgage lending markets and commercial and residential credit trends.  Overall market conditions, interest rates, economic, political and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control.  These factors affect the financial decisions made by market participants which include investors, borrowers, and competitors, impacting their level of participation in the financial markets. These factors also impact the level of public offerings, investment banking activity, trading profits, interest rate volatility and asset valuations, or a combination thereof.  In turn, these decisions and factors affect our business results.

Year ended September 30, 2016 compared with the year ended September 30, 2015

We achieved net revenues of $5.4 billion, a $203 million, or 4%, increase over the prior year. Our net income of $529 million reflects an increase of $27 million, or 5%, and our diluted earnings per share for the current year amount to $3.65, a 6% increase. The current year diluted earnings per share benefited from our repurchase of common stock in open market transactions. Total client assets under administration increased to $604.4 billion at September 30, 2016, a 26% increase over the prior year level. The increase in assets under administration is attributable to our acquisitions of Alex. Brown and 3Macs, strong financial advisor recruiting results, high levels of retention of our existing financial advisors, and an increase in U. S. equity markets over the year.

After excluding the acquisition-related expenses we incurred during the current year, our Non-GAAP adjusted net income amounts to $556 million,(1) an increase of 11% over the prior year. Non-GAAP adjusted diluted earnings per share amounts to $3.84,(1) an increase of 12% over the $3.43 diluted earnings per share in the prior year.

Net revenues increased in each of our four operating segments. Our non-operating Other segment reflects a decline in net revenues as the prior year experienced higher valuation gains from our private equity investments than the current year as well as realized gains on sales of ARS. Non-interest expenses have increased $202 million, or 5%. The increase primarily results from: increases in compensation, commissions and benefits due to annual raises, growth in related commission and fee revenues, and increases in benefits expenses; increases in communications and information processing expenses resulting from our continued investment in our PCG platform and in improving our compliance and regulatory systems; an increase in the bank loan loss provision resulting from loan growth and an increase associated with the credit deterioration of certain loans in the energy sector, and increases in other expenses predominately due to increases in certain legal and regulatory expenses.

A summary of the most significant items impacting our financial results as compared to the prior year are as follows:

•
Our Private Client Group segment generated net revenues of $3.62 billion, a 3% increase, while pre-tax income decreased by $2 million to $341 million. The increase in revenues is primarily attributable to an increase in account and service fee income, most notably an increase in fees associated with our multi-bank client cash sweep program resulting from both an increase in short-term interest rates, and an increase in client cash balances resulting from clients’ reaction to market volatility and uncertainty. Securities commissions and fee revenues increased 1% overall. Fees arising from fee-based accounts as well as commissions on fixed income products increased substantially, more than offsetting declines in commissions on mutual funds, equity securities and new issue sales credits. Non-interest expenses increased compared to the prior year level, most significantly due to higher administrative expenses to support our continued growth, higher communications and information technology expenses resulting from our continued investments in our platform and in improving our compliance and regulatory systems, and an increase in other expense predominately due to certain legal and regulatory expenses. The segment’s margin on net revenues decreased to 9.4% from 9.8%.

(1)
“Adjusted net income,” and “adjusted diluted earnings per share” are each non-GAAP financial measures. Please see the “reconciliation of the GAAP measures to the non-GAAP measures” in this Item 7, for a reconciliation of our non-GAAP measures to the most directly comparable GAAP measures, and for other important disclosures.

Index

•
The Capital Markets segment generated net revenues of $1 billion, a 4% increase, while pre-tax income increased $32 million, or 30%, to $139 million. The increase in revenues is driven by an increase in trading profits, sales commissions on fixed income products, and to a lesser extent an increase in tax credit fund syndication fee revenues, offset by declines in equity underwriting fee and merger and acquisition and advisory fee revenues. Non-interest expenses increased a modest 1% over the prior year level.

•
Our Asset Management segment generated net revenues of $404 million, a 3% increase, while pre-tax income decreased $3 million, or 2%, to $132 million. Non-discretionary asset-based administration fee revenues increased, driven by an increase in assets held in these programs over the prior year level. Advisory fee revenues from managed programs approximate the prior year despite the increase in balances of financial assets under management in managed programs as of fiscal year end due to the volatility of markets during the year and the timing of our fee computations. Expenses have increased 6% over the prior year level, due in large part to a prior year reversal of certain incentive compensation expense accruals for associates who left the firm during the prior year, which did not recur in the current year.

•
RJ Bank generated net revenues of $494 million, a 19% increase, while pre-tax income increased $59 million, or 21%, to $337 million. The loan loss provision increased nearly $5 million, or 20%, over the prior year level due to higher corporate loan growth, charges during the current year resulting from loans outstanding within the energy sector, and additional provision for corporate loan downgrades. Non-interest expenses (excluding provision for loan losses) increased $16 million, or 15%, primarily due to an increase in the affiliate deposit account servicing fees paid to the Private Client Group resulting from an increase in balances, and an increase in FDIC insurance premiums.

•
Activities in our Other segment reflect a pre-tax loss that is $84 million, or 129%, more than the prior year. Total revenues in the segment decreased $21 million, or 31%, primarily resulting from a decrease in private equity valuation gains, and a decrease of $11 million in gains on the sale of certain ARS securities resulting from prior year sales that did not recur in the current year, offset by increased interest revenue and foreign exchange gains. Acquisition-related expenses of $41 million are reflected in this segment, which did not occur in the prior year. These expenses result from our incremental acquisition-related expenses for our acquisitions of Alex. Brown, 3Macs, and Mummert.

•
Our effective tax rate was 33.9% in fiscal year 2016, down from the 37.1% in the prior year. The reduction in our effective tax rate compared to the prior year was due to the following factors: (1) as a result of the fiscal year 2016 increase in equity market values compared to fiscal year 2015, the change in the amount of our non-taxable gains/losses arising from the value of our company-owned life insurance portfolio had the effect of decreasing our effective tax rate by 1.5% compared to the prior year; (2) adjustments associated with planned divestitures of our remaining businesses in South America accounted for an effective rate decrease of 1.1%; (3) we settled significant state tax audits during the year which reduced our effective rate by 0.4%; and (4) we were able to generate and utilize additional low-income housing tax credits to apply against our tax liability which had a favorable 0.5% impact on our effective tax rate.

•
We repurchased approximately 3.2 million shares of our common stock in open market transactions during the year, for a total purchase price of approximately $144.5 million, reflecting an average per share repurchase price of $45.69 (see Part II, Item 5 in this report, for additional information on these share repurchases). The current year diluted earnings per share benefited by $0.05 as a result of these repurchases.

Consistent with our growth strategies, we completed three acquisitions during the year - Alex. Brown, 3Macs, and Mummert. We continue to evaluate future opportunities, but remain committed to our strategy that acquisitions must meet our strategic growth objectives, involve entities that share our culture of conservatism and “client-first” values, and be executed at purchase prices that provide us opportunities to increase our shareholders’ value.

The number and significance of possible regulatory changes that impact the businesses in which we operate continues to grow and evolve. In April 2016, the DOL issued its final regulation expanding the definition of who is deemed an “investment advice fiduciary” under ERISA as a result of giving investment advice to a plan, plan participant or beneficiary, as well as under the Internal Revenue Code for individual retirement accounts and non-ERISA plans. Refer to the “Fiduciary Duty Standard” section of Item 1 “Regulation” in this report for further discussion of the regulation, its effective dates, and its potential impact.

Year ended September 30, 2015 compared with the year ended September 30, 2014

We achieved net revenues of $5.2 billion in fiscal year 2015, a $339 million, or 7%, increase compared to the prior year. All four operating segments achieved net revenue increases. Total client assets under administration increased to $480 billion at September 30, 2015, a 1% increase over the prior year level. The increase in assets under administration is attributable to strong

Index

financial advisor recruiting results and high levels of retention of our existing financial advisors, which more than offset the decline in the U.S. equity markets for the year (primarily occurring in our fourth fiscal quarter of fiscal year 2015).

We achieved net income in fiscal year 2015 of $502 million, an increase of $22 million, or 5%, compared to the prior year. Three of our four operating segments achieved increased profitability in fiscal year 2015 over the prior year level. Fully diluted earnings per share of $3.43 increased $0.11, or 3%, over the prior year amount.

Non-interest expenses in fiscal year 2015 increased $278 million, or 7%, compared to the prior year. The increase is primarily due to the increase in compensation, commissions and benefits expenses associated with the increased revenues. In addition, as a result of various growth strategies across our businesses in fiscal year 2015, we experienced an increase in our business development expenses. Our strategic efforts during fiscal year 2015 to continually improve the technology available to our financial advisors, as well as the additional costs of compliance with various new rules and regulations impacting our industry, are factors impacting an increase in our communications and information processing expenses. The provision for loan losses increased significantly in fiscal year 2015 over the prior year, as fiscal year 2014 benefited to a greater extent than fiscal year 2015, from improved credit characteristics of the loan portfolio. The combination of the above noted factors, even after consideration of the incremental expenses resulting from activities associated with the strategic growth initiatives that should favorably impact future revenues, resulted in a pre-tax margin on net revenues in fiscal year 2015 of 15.3%, a level that is nearly equivalent to the 15.4% pre-tax margin on net revenues in the prior year.

A summary of the most significant items impacting our financial results in fiscal 2015 as compared to the fiscal year 2014 are as follows:

•
Our Private Client Group segment generated net revenues in fiscal year 2015 of $3.5 billion, a $228 million, or 7%, increase over the prior year. Pre-tax income amounted to $342 million, a $12 million, or 4%, increase over the prior year. The increase in revenues in fiscal year 2015 is primarily attributable to increased securities commissions and fee revenues, predominately arising from fee-based accounts, as well as an increase in mutual fund and annuity service fee revenues. Client assets under administration of the Private Client Group increased 1% over the prior year level, to $453.3 billion at September 30, 2015. The increase in fiscal year 2015 commission revenues and client assets have resulted primarily from successful recruiting of financial advisors, and high levels of financial advisor retention. Financial advisor recruiting in fiscal year 2015 was strong with a net increase of 331 financial advisors over the year to 6,596 affiliated financial advisors as of September 30, 2015. There was an overall net increase in client assets despite the impact of the decline in the market value of assets that occurred during the fourth quarter of fiscal year 2015 as a result of declining equity market conditions. Commission expenses in fiscal year 2015 increased in proportion to the increase in commission revenues while all other components of non-interest expense increased 5% as we incurred increases in certain costs associated with the successful recruiting efforts and continued information system improvements. On July 31, 2015, we completed our acquisition of The Producers Choice, LLC (“TPC”), a private insurance and annuity marketing organization based in Troy, Michigan. Our acquisition of TPC brings more life insurance and annuity experts to the firm to support financial advisors and their clients.

•
The Capital Markets segment generated fiscal year 2015 net revenues of $960 million, a $7 million, or 1%, increase over the prior year. Pre-tax income in fiscal year 2015 was $107 million, a decrease of $24 million, or 18%, compared to the prior year. Fiscal year 2015 reflected increases over the prior year in merger and acquisition fees and tax credit fund syndication fees. Commission revenues from fixed income institutional sales increased in fiscal year 2015 over the prior year level, resulting in part from growth in our public finance activities. However, equity underwriting revenues declined compared to the prior year as a result of weakness in both the energy and real estate sectors, which also led to a decline in commission revenues on equity products in fiscal year 2015. The net profit generated by this segment in fiscal year 2015 was negatively impacted by increased costs, some of which result from our efforts during the year to broadly build out certain sector capabilities and to increase investment banking coverage in certain sectors, which we believe present solid long-term opportunities for future revenue growth. The continued difficult market environment in Canada in fiscal year 2015 negatively impacted this segment’s revenues and profitability.

•
Our Asset Management segment generated net revenues in fiscal year 2015 of $392 million, a $23 million, or 6%, increase over the prior year. Pre-tax income in fiscal year 2015 was $135 million, a $7 million, or 5%, increase over the prior year. Financial assets under management increased 1% from the prior year, to $65.2 billion as of September 30, 2015. The increase resulted from net inflows of client assets, which more than offset the unfavorable impact of the decline in the market value of assets that occurred during the fourth quarter of fiscal year 2015 as a result of declining equity market conditions. On April 30, 2015, we completed our acquisition of Cougar Global Investments Limited (“Cougar”), an asset

Index

management firm based in Toronto, Canada that markets its investment services to high net worth individuals, families, foundations, trusts and institutions in Canada and the United States.

•
RJ Bank generated net revenues in fiscal year 2015 of $414 million, a $63 million, or 18%, increase over the prior year. Pre-tax income in fiscal year 2015 was $279 million, a $36 million, or 15% increase, over the prior year. Net interest income increased due to growth in average loans outstanding, coupled with a modest increase in net interest margin in fiscal year 2015. Our provision for loan losses in fiscal year 2015 increased $10 million, or 74% compared to the prior year. We incurred substantial provision for loan losses associated with loan growth in both years, however the majority of the year-over-year increase resulted from the prior year benefiting to a greater extent than fiscal year 2015, from improved credit characteristics of the loan portfolio. The credit characteristics of the loan portfolio generally improved over the year, reflecting the positive impact of improved economic conditions.

•
Activities in our Other segment in fiscal year 2015 resulted in a pre-tax loss that was $19 million less than the prior year. Net revenues in this segment in fiscal year 2015 increased $25 million, resulting from increases in revenues associated with our private equity portfolio investments, and an increase in gains resulting from our auction rate securities portfolio sales and redemption activities. As a result of the fiscal year 2015 increase in private equity investment revenues, the portion of this segment’s pre-tax income that is attributable to noncontrolling interests also increased.

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

Index

Segments

The following table presents our consolidated and segment gross revenues, net revenues and pre-tax income (loss), the latter excluding noncontrolling interests, for the years indicated:

	Year ended September 30,
	2016	2015	% change	2014	% change
	($ in thousands)
Total company
Revenues	$5,520,344	$5,308,164	4%	$4,965,460	7%
Net revenues	5,403,267	5,200,210	4%	4,861,369	7%
Pre-tax income excluding noncontrolling interests	800,643	798,174	—	748,045	7%

Private Client Group
Revenues	3,626,718	3,519,558	3%	3,289,503	7%
Net revenues	3,616,479	3,507,806	3%	3,279,883	7%
Pre-tax income	340,564	342,243	—	330,278	4%

Capital Markets
Revenues	1,016,375	975,064	4%	968,635	1%
Net revenues	999,919	960,035	4%	953,215	1%
Pre-tax income	139,173	107,009	30%	130,565	(18)%

Asset Management
Revenues	404,421	392,378	3%	369,690	6%
Net revenues	404,349	392,301	3%	369,666	6%
Pre-tax income	132,158	135,050	(2)%	128,286	5%

RJ Bank
Revenues	517,243	425,988	21%	360,317	18%
Net revenues	493,966	414,295	19%	351,770	18%
Pre-tax income	337,296	278,721	21%	242,834	15%

Other
Revenues	46,291	66,967	(31)%	42,203	59%
Net revenues	(31,692)	(10,198)	(211)%	(35,253)	71%
Pre-tax loss	(148,548)	(64,849)	(129)%	(83,918)	23%

Intersegment eliminations
Revenues	(90,704)	(71,791)	(26)%	(64,888)	(11)%
Net revenues	(79,754)	(64,029)	(25)%	(57,912)	(11)%

Index

Reconciliation of the GAAP measures to the non-GAAP measures

For fiscal year 2016, we utilized certain non-GAAP calculations as additional measures to aid in, and enhance, the understanding of our financial results. We believe that the non-GAAP measures provide useful information by excluding certain material items that may not be indicative of our core operating results. We believe that these non-GAAP measures will allow for better evaluation of the operating performance of the business and facilitate a meaningful comparison of our results in the current year to those in prior and future years. The non-GAAP financial information should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, our non-GAAP measures may not be comparable to similarly titled non-GAAP measures of other companies.

The non-GAAP adjustments are comprised entirely of acquisition-related expenses (associated with our acquisitions of Alex. Brown, 3Macs and Mummert) net of applicable taxes. Our acquisition-related expenses are incremental expenses arising solely as a result of the acquisition, which do not represent recurring costs within the fully integrated combined organization. There are no non-GAAP adjustments in either of the fiscal years ended September 30, 2015 or 2014. See the footnotes below for further explanation of each item.

The following table provides a reconciliation of the GAAP measures to the non-GAAP measures for the period which includes non-GAAP adjustments:

Year ended September 30, 2016
($ in thousands, except per share amounts)
Net income attributable to RJF, Inc. - GAAP	$529,350

Non-GAAP adjustments:
Acquisition-related expenses (1)	40,706
Tax effect of non-GAAP adjustments (2)	(13,793)
Non-GAAP adjustments, net of tax	26,913
Adjusted net income attributable to RJF, Inc. - Non-GAAP basis	$556,263

Non-GAAP earnings per common share:
Adjusted non-GAAP basic	$3.91
Adjusted non-GAAP diluted	$3.84

Average equity - GAAP (3)	$4,693,138
Adjusted average equity - non-GAAP(3)(4)	$4,702,461

Return on equity - GAAP	11.3%
Adjusted return on equity - non-GAAP basis (5)	11.8%

Pre-tax income attributable to RJF - GAAP	$800,643
Total pre-tax non-GAAP adjustments (as detailed above)	40,706
Adjusted pre-tax income attributable to RJF non-GAAP	$841,349

Pre-tax margin on net revenues - GAAP	14.8%
Pre-tax margin on net revenues - non-GAAP(6)	15.6%

(1)	The non-GAAP adjustment adds back to pre-tax income acquisition-related expenses incurred during the fiscal year associated with our acquisitions described above.

(2)	The non-GAAP adjustment reduces net income for the income tax effect of the pre-tax non-GAAP adjustments, utilizing the fiscal year effective tax rate to determine the current tax expense.

(3)	Computed by adding the total equity attributable to RJF as of each quarter-end date during the fiscal year, plus the beginning of the fiscal year total, divided by five.

(4)	The calculation of non-GAAP average equity includes the impact on equity of the non-GAAP adjustments described in the table above.

(5)	Computed by utilizing the adjusted net income attributable to RJF non-GAAP and the average equity non-GAAP. See footnotes (3) and (4) above for the calculation of average equity non-GAAP.

(6)	Computed by dividing the adjusted pre-tax income attributable to RJF by net revenues (GAAP basis).

Index

Net interest analysis

Given the relationship of our interest sensitive assets to liabilities, any changes in short-term interest rates are likely to have a meaningful impact on our overall financial performance, as we have certain assets and liabilities, primarily held in our PCG and RJ Bank segments, which are subject to changes in interest rates. Based on the current level of short-term interest rates, gradual increases in short-term interest rates would have the most significant favorable impact on our PCG and RJ Bank segments (refer to the table in Item 7A - Interest Rate Risk in this report, which presents an analysis of RJ Bank’s estimated net interest income over a twelve month period based on instantaneous shifts in interest rates using the asset/liability model applied by RJ Bank).

The closing of the Alex. Brown acquisition occurred late in fiscal year 2016, therefore we expect that our average interest-earning assets will increase substantially in fiscal year 2017, over the average fiscal year 2016 levels. The substantial client cash and margin balances associated with the Alex. Brown division client accounts should have a favorable impact on our net interest earnings.

In December 2015, the Federal Reserve Bank announced an increase in its benchmark short-term interest rate by 25 basis points. We estimate that this increase had a favorable impact on our pre-tax income of an amount approximating $60 million in fiscal year 2016, reflecting approximately $80 million of additional pre-tax income on an annualized basis.

Our latest projection of the impact of additional increases by the Federal Reserve Bank in its benchmark short-term interest rate, which is based upon September 30, 2016 balances, projects that an additional 25 basis point rise would result in an additional increase in our annual pre-tax income in a range of approximately $48 million to $60 million over a twelve month period. The realization of such amounts is dependent upon the realization of certain key assumptions in our analysis. Such assumptions include our estimates of the timing and amounts of: earnings/deposit rates paid on our clients’ cash balances; client cash balance levels; the level of earning assets; and RJ Bank’s net interest margin. In our analysis, we assume that between 40% and 50% of such rate increase would also be reflected as a rate increase on earning/deposits paid on our clients’ cash balances.

We anticipate that a majority of any future increases would be reflected in account and service fee revenues (resulting from an increase in the fees generated in lieu of interest income from our multi-bank sweep program with unaffiliated banks and the discontinuance of money market fund fee waivers) which are reported in the PCG segment, and the remaining portion of the increase would be reflected in net interest income reported primarily in our PCG and RJ Bank segments.

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

Index

The following table presents our consolidated average interest-earning asset and liability balances, interest income and expense balances, and the average yield/cost, for the years indicated:

	Year ended September 30,
	2016					2015			2014
	Average balance(1)		Interest inc./exp.		Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,811,845		$68,712		3.79%	$1,805,312	$67,573	3.74%	$1,764,305	$68,454	3.88%
Assets segregated pursuant to regulations and other segregated assets	3,565,252		22,287		0.63%	2,498,357	13,792	0.55%	2,783,598	15,441	0.55%
Bank loans, net of unearned income (2)	14,336,765		487,366		3.42%	12,129,531	405,578	3.34%	10,048,719	343,942	3.39%
Available for sale securities	561,925		7,596		1.35%	508,223	5,100	1.00%	648,515	6,560	1.01%
Trading instruments(3)	757,734		19,362		2.56%	716,409	19,450	2.71%	630,295	17,883	2.84%
Stock loan	577,002		8,777		1.52%	433,642	12,036	2.78%	423,466	8,731	2.06%
Loans to financial advisors (3)	563,548		8,207		1.46%	457,797	7,056	1.54%	413,600	6,427	1.55%
Corporate cash and all other (3)	2,701,258		18,018		0.67%	2,917,208	12,622	0.43%	3,396,796	13,448	0.40%
Total	$24,875,329		$640,325		2.57%	$21,466,479	$543,207	2.53%	$20,109,294	$480,886	2.39%

Interest-bearing liabilities:
Brokerage client liabilities	$4,291,632		2,084		0.05%	$3,693,928	$940	0.03%	$3,967,811	$1,269	0.03%
Bank deposits (2)	12,985,696	(4)	10,218	(4)	0.09%	11,199,242	8,382	0.08%	10,119,433	7,959	0.09%
Trading instruments sold but not yet purchased (3)	293,096		5,035		1.72%	294,256	4,503	1.53%	243,737	4,327	1.78%
Stock borrow	79,613		3,174		3.99%	135,027	5,237	3.88%	114,404	2,869	2.51%
Borrowed funds	723,904		12,957		1.79%	721,296	6,079	0.84%	485,594	3,939	0.81%
Senior notes	1,210,148		78,533		6.49%	1,149,136	76,088	6.62%	1,148,947	76,038	6.62%
Loans payable of consolidated variable interest entities (3)	18,090		1,021		5.64%	33,225	1,879	5.66%	51,518	2,900	5.63%
Other (3)	229,859		4,055		1.76%	271,476	4,846	1.79%	319,328	4,790	1.50%
Total	$19,832,038		$117,077		0.59%	$17,497,586	$107,954	0.62%	$16,450,772	$104,091	0.63%
Net interest income			$523,248				$435,253			$376,795

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

(4)	Net of affiliate deposit balances and interest expense associated with affiliate deposits.

Index

Year ended September 30, 2016 compared with the year ended September 30, 2015 – Net Interest Analysis

Net interest income increased $88 million, or 20%. Net interest income is earned primarily by our RJ Bank and PCG segments, which are discussed separately below.

The RJ Bank segment’s net interest income increased $75 million, or 19%, resulting from an increase in average interest-earning banking assets partially offset by a small decline in the net interest margin.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Net interest income in the PCG segment increased $8 million, or 9%. Average customer cash balances and the related segregated asset balances increased compared to the prior year as many clients reacted to uncertainties in the equity markets during portions of the current year by increasing the cash balances in their brokerage accounts. The December 2015 Federal Reserve Bank short-term interest rate increase further increased the net interest earned on these segregated asset balances. In addition, both the interest rates and the average balances associated with margin loans provided to brokerage clients increased.

Interest income earned on the available for sale securities portfolio increased $2 million, or 49%, due to increased yields and balances. See Note 7 of our Notes to Consolidated Financial Statements in this Form 10-K for additional information on our available for sale securities.

Interest expense incurred on our other borrowings increased by $7 million, or 113%. These borrowings are in large part comprised of RJ Bank’s borrowings from the FHLB and the related interest rate hedges. See Note 15 of our Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding all of our borrowings other than our senior notes payable.

Interest expense incurred on our senior notes increased by $2 million, or 3%. The incremental interest expense arising from our July 2016 $800 million senior note issuances exceeded the interest savings resulting from our April 2016 repayment of the $250 million 4.25% issuance which matured. See Note 17 of our Notes to Consolidated Financial Statements in this Form 10-K for additional information.

Year ended September 30, 2015 compared with the year ended September 30, 2014 – Net Interest Analysis

Net interest income increased $58 million, or 16%, in fiscal year 2015 compared to the prior year. Net interest income is earned primarily by our RJ Bank and PCG segments, which are discussed separately below.

The RJ Bank segment’s net interest income in fiscal year 2015 increased $57 million, or 16%, primarily as a result of an increase in average loans outstanding as well as a modest increase in net interest margin.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Net interest income in the PCG segment was nearly unchanged in fiscal 2015 compared to the prior year. A decrease in net interest income arising from our broker-dealer margin lending activities, where a decline in margin interest rates more than offset the impact of slightly higher average client margin balances outstanding, was nearly offset by an increase in net interest revenue arising from our securities lending activities.

Net interest income arising from our securities lending activities increased $1 million, or 16%, in fiscal year 2015, due primarily to an increase in interest income associated with hard-to-borrow securities in our Box lending program. These revenues increased $3 million in fiscal year 2015 due to our ability to lend these securities at a premium. The increase in revenues was offset by a $2 million increase in interest expense during fiscal year 2015 associated with our stock borrow activities, as a result of additional expense associated with borrowing hard-to-borrow securities.

Interest income earned on the available for sale securities portfolio held in our RJ Bank and Other segments decreased $1 million, or 22%, due to lower average investment balances and a slight decrease in yields on the portfolio in fiscal year 2015. The decrease in average balances outstanding is the result of sales and redemptions within the portfolio during fiscal year 2015 (see Note 7 of our Notes to Consolidated Financial Statements in this Form 10-K for additional information on our available for sale securities).

Interest income earned on our trading instruments held in the Capital Markets segment increased $2 million, or 9%, in fiscal 2015, due to slightly higher average trading security inventory levels, partially offset by the impact of lower yields (see Note 6 of our Notes to Consolidated Financial Statements in this Form 10-K for additional information on our trading instruments).

Index

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the years indicated:

	Year ended September 30,
	2016	% change	2015	% change	2014
	($ in thousands)
Revenues:
Securities commissions and fees:
Equities	$240,855	(11)%	$270,435	(9)%	$297,535
Fixed income products	95,908	29%	74,448	(5)%	78,082
Mutual funds	631,102	(7)%	680,375	—	678,577
Fee-based accounts	1,589,124	8%	1,472,877	17%	1,261,267
Insurance and annuity products	377,329	4%	363,352	2%	354,629
New issue sales credits	44,088	(41)%	75,015	(15)%	88,341
Sub-total securities commissions and fees	2,978,406	1%	2,936,502	6%	2,758,431
Interest	107,281	7%	100,594	1%	99,147
Account and service fees:
Client account and service fees	230,470	31%	176,175	9%	162,057
Mutual fund and annuity service fees	255,405	2%	249,232	17%	212,342
Client transaction fees	20,258	7%	18,971	11%	17,124
Correspondent clearing fees	2,522	5%	2,401	(21)%	3,022
Account and service fees – all other	376	32%	284	(3)%	293
Sub-total account and service fees	509,031	14%	447,063	13%	394,838
Other	32,000	(10)%	35,399	(5)%	37,087
Total revenues	3,626,718	3%	3,519,558	7%	3,289,503

Interest expense	(10,239)	(13)%	(11,752)	22%	(9,620)
Net revenues	3,616,479	3%	3,507,806	7%	3,279,883

Non-interest expenses:
Sales commissions	2,193,099	1%	2,169,823	8%	2,002,831
Admin & incentive compensation and benefit costs	595,541	8%	552,762	7%	518,489
Communications and information processing	166,507	6%	157,729	3%	153,076
Occupancy and equipment	125,555	4%	121,115	2%	118,503
Business development	88,535	(4)%	92,473	14%	80,950
Clearance and other	106,678	49%	71,661	(5)%	75,756
Total non-interest expenses	3,275,915	3%	3,165,563	7%	2,949,605
Pre-tax income	$340,564	—	$342,243	4%	$330,278

Margin on net revenues	9.4%		9.8%		10.1%

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

Index

of significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K for our accounting policies on presenting these revenues in our consolidated financial statements.

Net interest revenue in the Private Client Group is generated by client balances, predominantly the earnings on margin loans and assets segregated pursuant to regulations, less interest paid on client cash balances (the “Client Interest Program”). We also utilize a multi-bank sweep program which generates fee revenue from unaffiliated banks in lieu of interest revenue. The cash sweep program, known as the Raymond James Bank Deposit Program (“RJBDP”), is a multi-bank (RJ Bank and many non-affiliated banks) program under which clients’ cash deposits in their brokerage accounts are re-deposited into interest-bearing deposit accounts (up to $250,000 per bank for individual accounts and up to $500,000 per bank for joint accounts) at various third party banks. This program enables clients to obtain up to $2.5 million in individual FDIC deposit insurance coverage ($5 million for joint accounts) while earning competitive rates on their cash balances.

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

No single client accounts for a material percentage of this segment’s total business.

PCG client asset balances are as follows as of the dates indicated:

	As of September 30,
	2016	% change	2015	% change	2014
	($ in billions)
Total PCG assets under administration	$574.1	27%	$453.3	1%	$450.6
PCG assets in fee-based accounts	$231.0	29%	$179.4	7%	$167.7

Total PCG assets under administration increased 27% over September 30, 2015. The increase results from net client inflows attributable to strong financial advisor recruiting results, high levels of retention of our existing financial advisors, our fiscal year 2016 acquisitions of Alex. Brown and 3Macs which resulted in a combined $50 billion of client asset inflows as of their respective acquisition closing dates, and an increase in U. S. equity markets at September 30, 2016 compared to the prior year. Total PCG assets in fee-based accounts increased 29% compared to September 30, 2015. Increased client assets under administration typically result in higher fee-based account revenues and mutual fund and annuity service fees. In periods where equity markets improve, assets under administration increase and client activity generally increases, thereby having a favorable impact on financial advisor productivity. Generally, assets under administration, client activity, and financial advisor productivity decline in periods where equity markets reflect downward trends. Higher client cash balances generally lead to increased interest income and account fee revenues, depending upon spreads realized in our Client Interest Program and RJBDP.

The following table presents a summary of PCG financial advisors and the total number of PCG branch locations as of the dates indicated:

	September 30,
	2016	2015	2014
Employees	3,098	2,738	2,634
Independent Contractors	4,048	3,858	3,631
Total advisors	7,146	6,596	6,265
Total branch locations	2,890	2,702	2,569

Index

The number of financial advisors as of September 30, 2016 reflects a net increase of 550 individuals, or an 8% net increase, over the number of financial advisors as of September 30, 2015. The net increase results from strong financial advisor recruiting and high levels of retention throughout fiscal year 2016, as well as the addition of 265 financial advisors as a result of our acquisitions of Alex. Brown and 3Macs. Importantly, the client asset levels and productivity measures associated with those financial advisors recruited during the fiscal year exceed our historical benchmark averages. Notwithstanding the future impact of changes in the overall economy, and more specifically their impact on future equity markets and fixed income markets, factors over which we have no control, we believe that this increase in productive financial advisors is a positive indication of potential future revenue growth in this segment.

Year ended September 30, 2016 compared with the year ended September 30, 2015 – Private Client Group

Net revenues increased $109 million, or 3%, to $3.62 billion. Pre-tax income decreased $2 million, to $341 million. PCG’s pre-tax margin on net revenues decreased to 9.4% as compared to the prior year’s 9.8%. The 3Macs and Alex. Brown acquisitions were completed late in the fiscal year and therefore the impact of these acquisitions on this segment’s operations were not significant to our fiscal year 2016 results.

Securities commissions and fees increased $42 million, or 1%.  Revenues earned on fee-based accounts increased $116 million, or 8%, commissions earned on fixed income products increased $21 million, or 29%, and commission revenues on insurance and annuity products increased $14 million, or 4%. Offsetting these increases, commissions on mutual funds decreased $49 million, or 7%, new issue sales credits declined $31 million, or 41%, and commissions on equity products decreased $30 million, or 11%, all of which reflect the challenging equity market conditions during significant portions of the current year.

Total account and service fees increased $62 million, or 14%. Client account and service fees increased $54 million, or 31%, primarily due to an increase in RJBDP fees resulting from increased average balances in the program as well as the December 2015 increase in interest rates. Mutual fund and annuity service fees increased $6 million, or 2%, primarily as a result of an increase in money market processing fees and omnibus fees arising from increased client assets and positions which are paid to us by companies whose products we distribute.  Omnibus fees are generally based on the number of positions held in our client portfolios and compensate us for recordkeeping.

Total segment revenues increased 3%. The portion of total segment revenues that we consider to be recurring is approximately 77% at September 30, 2016, an increase from 75% at September 30, 2015. Recurring commission and fee revenues include asset-based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund and annuity service fees, fees earned on funds in our multi-bank sweep program, and interest. Assets in fee-based accounts in fiscal year 2016 increased by a percentage greater than the percentage increases for total PCG client assets as clients continue to elect fee-based alternatives versus traditional transaction-based accounts. At September 30, 2016, such assets were $231.0 billion, an increase of 29% compared to the $179.4 billion as of September 30, 2015.

Net interest income in the PCG segment increased $8 million, or 9%. Average customer cash balances and the related segregated asset balances increased compared to the prior year as many clients reacted to uncertainties in the equity markets during portions of the current year by increasing the cash balances in their brokerage accounts. The December 2015 Federal Reserve Bank short-term interest rate increase further increased the net interest earned on these segregated asset balances. In addition, both the average interest rate and the average client margin balances outstanding increased.

Non-interest expenses increased $110 million, or 3%.   Administrative and incentive compensation and benefits expense increased $43 million, or 8%, resulting in part from annual increases in salaries, increases in employee benefit plan costs and additional staffing levels, primarily in PCG operations and information technology functions, to support our continuing growth. Clearance and other expense increased $35 million, or 49%, primarily resulting from increases in other expense related to certain legal and regulatory expenses which are approximately $40 million higher than the prior year level. Sales commission expense increased $23 million, or 1%, which is consistent with the 1% increase in securities commissions and fees revenues. Communications and information processing expense increased $9 million, or 6%, due to increases in software consulting and other information technology expenses associated with our continued investment in our platform and improving our compliance and regulatory systems.

Year ended September 30, 2015 compared with the year ended September 30, 2014 – Private Client Group

Net revenues in fiscal year 2015 increased $228 million, or 7%, to $3.5 billion while pre-tax income increased $12 million, or 4%, to $342 million. PCG’s pre-tax margin on net revenues decreased slightly to 9.8% as compared to 10.1% in fiscal year 2014.

Index

Securities commissions and fees in fiscal year 2015 increased $178 million, or 6%.  Client assets under administration increased to $453.3 billion, an increase of $2.7 billion, or 1%, compared to September 30, 2014. The year over year increase in client assets in fiscal year 2015 was driven by positive net inflows generated by financial advisor retention and recruiting results, as the equity markets in the U.S. were down compared to the prior year. The most significant increase in these revenues in fiscal year 2015 arose from revenues earned on fee-based accounts, which increased $212 million, or 17%, and was partially offset by a $27 million, or 9%, decrease in commissions on equity products, a $13 million, or 15%, decrease in new issue sales credits due to a decrease in equity underwritings, and a $4 million, or 5%, decrease in commissions on fixed income products. Fiscal year 2015 includes a $7 million decrease in mutual fund commission revenues due to the resolution of a mutual fund share class issue that resulted in refunds of commissions being paid during the year to certain of our clients. Despite this unusual item, mutual fund commission revenues still increased $2 million, compared to fiscal year 2014. Commission revenues on equity products have decreased in our Canadian broker-dealer subsidiary as a result of the weaker Canadian currency compared to the U.S. dollar, as well as the overall challenging Canadian market conditions that existed throughout fiscal year 2015. Commission earnings on fixed income products in fiscal year 2015 decreased primarily due to the continuation of historically low interest rates which continue to result in challenging fixed income market conditions.

Total account and service fee revenues in fiscal year 2015 increased $52 million, or 13%. Mutual fund and annuity service fees increased $37 million, or 17%, primarily as a result of an increase in education and marketing support (“EMS”) fees (which include no-transaction-fee (“NTF”) program revenues), and mutual fund omnibus fees, all of which are paid to us by the mutual fund companies whose products we distribute.  During fiscal year 2014, we implemented technology changes in our EMS program and standardized tiered service levels provided to many mutual fund companies, resulting in increased fees earned from EMS arrangements. Omnibus fees are generally based on the number of positions held in our client portfolios. Increases in such revenues are a result of increases in the number of positions for existing fund families on the omnibus platform as well as new fund families joining the omnibus program during fiscal year 2015. Client account and service fees in fiscal year 2015 increased $14 million, or 9%, as a result of the changes made in many of our fee schedules implemented since December 2013. In addition, transaction handling fees in fee-based accounts increased due to the increased number of transactions, fees generated in lieu of interest income from our multi-bank sweep program with unaffiliated banks increased due to higher average balances in the program, and SBL affiliate servicing fees increased (refer to the RJ Bank results of operations in this report for additional information on SBL activities) as SBL balances have continued to grow in fiscal year 2015.

PCG net interest is relatively unchanged in fiscal year 2015 compared to fiscal year 2014. Net interest income arising from our broker-dealer margin lending activities in fiscal year 2015 decreased slightly compared to the fiscal year 2014 level, a slight decline in margin interest rates more than offset the impact of slightly higher average margin loan balances outstanding. The rate of growth in margin loan balances in fiscal year 2015 has been negatively impacted by the popularity of our SBL product offered by RJ Bank. As a result of the extremely low rate interest rate environment that existed during fiscal year 2015 and the related low net interest spreads earned, there was only a nominal impact on our net interest revenues resulting from changes in client cash balances.

Total segment revenues in fiscal year 2015 increased 7%. The portion of total segment revenues that we consider to be recurring is approximately 75% at September 30, 2015, an increase from 72% at September 30, 2014.  Assets in fee-based accounts in fiscal year 2015 increased more than average PCG client assets as clients continue to elect fee-based alternatives versus traditional transaction-based accounts. At September 30, 2015, such assets were $179.4 billion, an increase of 7% compared to the $167.7 billion as of September 30, 2014.

Non-interest expenses in fiscal year 2015 increased $216 million, or 7%.  Sales commission expense increased $167 million, or 8%, largely consistent with the 6% increase in commission and fee revenues, coupled with increased hiring bonuses resulting from the high level of recruiting activity in fiscal year 2015.  Administrative and incentive compensation and benefits expense in fiscal year 2015 increased $34 million, or 7%, in part from annual increases in salary expenses, increases in employee benefit plan costs, and additional staffing levels, primarily in information technology functions, to support our continuing growth. Business development expenses increased $12 million, or 14%, due to increased recruiting activity and the related incoming account transfer fee expenses, and conference and travel related expenses in fiscal year 2015.

Index

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the years indicated:

	Year ended September 30,
	2016	% change	2015	% change	2014
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$228,346	(8)%	$247,414	(5)%	$260,934
Fixed income	316,144	11%	283,828	15%	246,131
Sub-total institutional sales commissions	544,490	2%	531,242	5%	507,065
Equity underwriting fees	54,492	(27)%	74,229	(26)%	100,091
Merger and acquisitions fees	148,503	(8)%	162,270	7%	151,000
Fixed income investment banking revenues	41,024	(3)%	42,149	(24)%	55,275
Tax credit funds syndication fees	59,424	33%	44,608	29%	34,473
Investment advisory fees	28,664	7%	26,766	17%	22,966
Net trading profit	87,966	60%	55,021	(8)%	59,701
Interest	24,795	9%	22,663	9%	20,746
Other	27,017	68%	16,116	(7)%	17,318
Total revenues	1,016,375	4%	975,064	1%	968,635

Interest expense	(16,456)	9%	(15,029)	(3)%	(15,420)
Net revenues	999,919	4%	960,035	1%	953,215

Non-interest expenses:
Sales commissions	204,965	3%	198,691	3%	192,774
Admin & incentive compensation and benefit costs	433,136	1%	428,501	1%	425,153
Communications and information processing	72,305	1%	71,630	6%	67,835
Occupancy and equipment	34,250	1%	34,006	(2)%	34,859
Business development	39,892	(9)%	44,058	9%	40,409
Losses and non-interest expenses of real estate partnerships held by consolidated VIEs	42,565	10%	38,553	(6)%	41,072
Clearance and all other	76,189	(2)%	77,801	19%	65,160
Total non-interest expenses	903,302	1%	893,240	3%	867,262
Income before taxes and including noncontrolling interests	96,617	45%	66,795	(22)%	85,953
Noncontrolling interests	(42,556)		(40,214)		(44,612)
Pre-tax income excluding noncontrolling interests	$139,173	30%	$107,009	(18)%	$130,565

The Capital Markets segment consists primarily of equity and fixed income products and services.  The activities include institutional sales and trading in the U.S., Canada and Europe; management of and participation in debt and equity public offerings; financial advisory services, including private placements and merger and acquisition services; public finance activities; and the syndication and related management of investment partnerships designed to yield returns in the form of low-income housing tax credits to institutions.  We provide securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions for both equity and fixed income products are driven primarily through trade volume, resulting from a combination of participation in public offerings, general market activity, and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients.  Revenues from investment banking activities are driven principally by our role in the offering and the number and dollar value of the transactions with which we are involved.  This segment also includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the over-the-counter (“OTC”) and Canadian markets.  This trading involves the purchase of securities from, and the sale of securities to, our clients as well as other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients.  Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices, as well as market trends for the individual securities during the period we hold them.

No single client accounts for a material percentage of this segment’s total business.

Index

Year ended September 30, 2016 compared with the year ended September 30, 2015 – Capital Markets

Net revenues increased $40 million, or 4%, to nearly $1 billion. Pre-tax income increased $32 million, or 30%, to $139 million.

Commission revenues increased $13 million, or 2%. Institutional fixed income commissions increased $32 million, or 11%, benefiting from increased activity during the year both in the anticipation of, and the aftermath resulting from, the eventual December 2015 Federal Reserve Bank action to increase short-term interest rates, as well as the interest rate volatility in the markets during much of the fiscal year. Offsetting this increase, institutional equity sales commissions decreased $19 million, or 8%, resulting primarily from decreased equity underwriting activities throughout most of fiscal year 2016.

Underwriting revenues decreased by $20 million, or 27%, while merger and acquisition and advisory fees decreased $14 million, or 8%. The late September 2015 decline in the equity markets, coupled with market uncertainty in advance of the December 2015 Federal Reserve Bank announcement and their related commentary on interest rates, combined to result in an unfavorable market environment for equity activities during much of the fiscal year. As a result, we experienced lower volumes in both our merger and acquisition advisory and underwriting activities throughout most of fiscal year 2016. While merger and acquisition and advisory fees are a volatile revenue source in general, the number of merger and acquisition transactions in fiscal year 2016, and especially in the first three months of the fiscal year, was particularly low. Most of the decrease in our equity underwriting revenues results from our domestic operations. Revenues from our Canadian activities were relatively unchanged from the low amount generated in the prior year. The number of both lead-managed and co-managed underwritings in both our domestic and Canadian operations decreased during fiscal year 2016 compared to fiscal year 2015.

We experienced solid performance in our public finance underwritings in the current year, which positively impacted both our securities commissions and fee revenues and our investment banking revenues. The combined revenues resulting from these public finance business activities increased 1% over the prior year level.

Tax credit fund syndication fee revenues increased $15 million, or 33%, due to an increase in the volume of tax credit fund partnership interests sold during the current year. As a market leader amongst syndicators of Low-Income Housing Tax Credit Fund (“LIHTC”) investments, we achieved a new milestone in fiscal year 2016 by selling over $1 billion of such investments to institutional investors. Additionally, we were able to recognize nearly $7 million in revenues that were associated with partnership interests sold in prior years which had been deferred in those years. Current year recognition of these previously deferred revenues results from the favorable resolution of certain conditions associated with the partnership interests. As of September 30, 2016, approximately $11 million of previously deferred revenues remain to be recognized in future revenues, whenever such conditions for revenue recognition are fully satisfied.

Our net trading profit increased $33 million, or 60%. Trading profits generated in our fixed income operations increased approximately $27 million, reflecting solid results in most product categories. Within our equity capital markets operations, the prior year included $5 million of realized trading losses attributable to an equity underwriting position held in our Canadian subsidiary that did not recur in the current year.

Other revenues increased $11 million, or 68%. These revenues include $5 million arising from revenues associated with our annual analyst best picks. Foreign exchange gains associated with certain of our international operations increased $4 million.

Non-interest expenses increased $10 million, or 1%.  Sales commissions expense increased $6 million, or 3%, consistent with the 2% increase in institutional sales commission revenues. Administrative and incentive compensation and benefit expense increased $5 million, or 1%, consistent with annual increases in salaries and increases in employee benefit plan costs. Our business development expenses decreased $4 million, or 9%, reflecting the outcome of heightened expense management.

Noncontrolling interests is primarily comprised of the net pre-tax impact (which are net losses) from the consolidation of certain low-income housing tax credit funds, with noncontrolling interests reflecting the portion of such losses that we do not own.  Total segment expenses attributable to others approximate the prior year level.

Year ended September 30, 2015 compared with the year ended September 30, 2014 – Capital Markets

Net revenues in fiscal year 2015 increased $7 million, or 1%, while pre-tax income decreased $24 million, or 18%.

Institutional fixed income sales commissions in fiscal year 2015 increased $38 million, or 15%, benefiting from increased interest rate volatility and public finance activities during fiscal year 2015. Offsetting this increase, institutional equity sales

Index

commissions decreased $14 million, or 5%, resulting primarily from decreased equity underwriting activities throughout fiscal year 2015, particularly in the energy and real estate sectors.

Merger and acquisitions and advisory fee revenues in fiscal year 2015 increased $11 million, or 7%, reaching $162 million. We experienced significant increases in these revenues in fiscal year 2015 arising from our U.S. operations, led by our technology services sector and reflecting the benefit of prior years’ investments in other business sectors. The portion of these revenues arising from our Canadian operations decreased significantly due to the difficult Canadian equity market conditions throughout fiscal year 2015, especially in the natural resources sector.

Our net trading profits in fiscal year 2015 decreased $5 million, or 8%. Typically, our trading profits are generated primarily from fixed income securities. However, in fiscal year 2015, the primary reason for the decrease is $5 million of realized trading losses arising in our Canadian operations, primarily attributable to a loss on an equity underwriting position. Despite the continuation of the challenging fixed income market conditions throughout fiscal year 2015, fixed income trading results were solid and steady throughout the year, assisted by the trading profits generated on GNMA and FNMA MBS.

Underwriting fee revenues in fiscal year 2015 decreased $26 million, or 26%. Equity underwriting activities related to both initial public offerings and follow-on offerings declined significantly in the fiscal year. The market sectors that historically represent our areas of strength had relatively lower activity levels during fiscal year 2015.

We experienced growth in our public finance underwritings in fiscal year 2015 with a 63% increase in the par value of lead managed new issues compared to the prior year. This increase favorably impacts both our securities commissions and fees revenues and our investment banking revenues. The combined revenues resulting from our public finance business activities in fiscal year 2015 increased $11 million, or 17%.

Tax credit fund syndication fee revenues in fiscal year 2015 increased by $10 million, or 29%, due to a 17% increase in the volume of tax credit fund partnership interests sold during the year. Our continued growth in this business over the past several years has resulted in our ascension to a market leading position amongst syndicators of LIHTC investments.

Non-interest expenses in fiscal year 2015 increased $26 million, or 3%. Sales commissions expense increased $6 million, or 3%, which is correlated with the 5% increase in overall institutional sales commission revenues. Business development expenses in fiscal year 2015 increased $4 million, or 9%, predominately in our equity capital markets operations, representing recruiting and other costs as they pursue opportunities for future growth and revenues. Clearance and other expense increased $13 million, or 19%, primarily due to a higher volume of trades, as reflected by the increase in institutional sales commission revenues, and $3 million of expense related to historical European trading activities.

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

Losses of real estate partnerships held by consolidated VIEs result directly from the consolidation of certain low-income housing tax credit funds, and in fiscal year 2015 decreased $3 million, or 6%, compared to fiscal year 2014. Since we only hold an insignificant interest in these consolidated funds, nearly all of these losses are attributable to others and are therefore included in the offsetting noncontrolling interests. Refer to Note 11 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on the consolidation of VIEs.

Noncontrolling interests includes the impact of consolidating certain low-income housing tax credit funds, which impacts other revenue, interest expense, and the losses of real estate partnerships held by consolidated VIEs (as described in the preceding paragraph), and reflects the portion of these consolidated entities which we do not own.  Total segment expenses attributable to others in fiscal year 2015 decreased by $4 million, corresponding with the reduction in losses of real estate partnerships held by consolidated VIEs discussed in the preceding paragraph.

Index

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the years indicated:

	Year ended September 30,
	2016	% change	2015	% change	2014
	($ in thousands)
Revenues:
Investment advisory and related administrative fees:
Managed programs	$270,623	—	$271,609	4%	$260,903
Non-discretionary asset-based administration	74,130	10%	67,286	17%	57,341
Sub-total investment advisory and related administrative fees	344,753	2%	338,895	6%	318,244
Other	59,668	12%	53,483	4%	51,446
Total revenues	404,421	3%	392,378	6%	369,690

Expenses:
Admin & incentive compensation and benefit costs	112,998	11%	101,723	(1)%	102,674
Communications and information processing	27,027	7%	25,286	16%	21,861
Occupancy and equipment	4,423	(3)%	4,564	(1)%	4,587
Business development	9,500	(4)%	9,911	8%	9,208
Investment sub-advisory fees	56,751	3%	54,938	18%	46,674
Other	57,983	3%	56,254	14%	49,495
Total expenses	268,682	6%	252,676	8%	234,499
Income before taxes and including noncontrolling interests	135,739	(3)%	139,702	3%	135,191
Noncontrolling interests	3,581		4,652		6,905
Pre-tax income excluding noncontrolling interests	$132,158	(2)%	$135,050	5%	$128,286

The Asset Management segment includes the operations of Eagle, the Eagle Funds, AMS, ClariVest Asset Management, Inc. (“ClariVest”), Cougar, RJ Trust, and other fee-based programs.  Revenues for this segment are primarily generated by the investment advisory fees related to asset management services provided for individual and institutional investment portfolios, along with mutual funds.  We generate revenues in this segment by providing investment advisory and asset management services to either individual or institutional investment portfolios, along with mutual funds. Investment advisory fee revenues are earned on the assets held in either managed or non-discretionary asset-based programs. These fees are computed based on balances either at the beginning of the quarter, the end of the quarter, or average daily assets. Asset balances are impacted by both the performance of the market and the new sales and redemptions of client accounts/funds. Rising markets have historically had a positive impact on investment advisory fee revenues as existing accounts increase in value, and individuals and institutions may commit incremental funds in rising markets.

No single client accounts for a material percentage of this segment’s total business.

Managed Programs

As of September 30, 2016, approximately 80% of investment advisory fees recorded in this segment are earned from assets held in managed programs.  Of these revenues, approximately 70% of our investment advisory fees recorded each quarter are determined based on balances at the beginning of a quarter, approximately 15% are based on balances at the end of the quarter and the remaining 15% are computed based on average assets throughout the quarter.

In fiscal year 2015, RJF acquired Cougar. Eagle offers Cougar’s global asset allocation strategies to its clients worldwide. Cougar has a substantial amount of assets under advisement, which are non-discretionary advised assets. See Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding the Cougar acquisition. The majority of the assets managed by Cougar are reflected in non-discretionary asset-based program balances.

Index

The following table reflects fee-billable financial assets under management in managed programs at the dates indicated:

	September 30,
	2016	2015	2014
	(in millions)
Assets under management:
Eagle Asset Management, Inc.(1)	$27,235	$25,692	$28,752
Freedom accounts(2)	24,136	20,188	18,562
Raymond James Consulting Services(3)	18,883	13,484	13,085
Unified Managed Accounts (“UMA”)(4)	10,389	8,613	7,587
All other	1,086	1,116	1,382
Sub-total assets under management	81,729	69,093	69,368
Less: Assets managed for affiliated entities	(4,744)	(3,916)	(4,811)
Total financial assets under management	$76,985	$65,177	$64,557

(1)	Accounts by which Eagle asset managers are engaged to manage clients’ assets with investment decisions made by the Eagle asset manager.

(2)	Accounts that provide the client a choice between mutual funds, exchange traded funds or a combination of both with investment decisions made by an in-house investment committee.

(3)	Accounts by which in-house or third-party asset managers are engaged to manage clients’ assets with investment decisions made by such asset manager.

(4)
Accounts that provide the client with the ability to combine separately managed accounts, mutual funds and exchange traded funds all in one aggregate account with investment decisions made by an in-house investment committee.

The following table summarizes the activity impacting the total financial assets under management in managed programs (including activity in assets managed for affiliated entities) for the years indicated:

	Year ended September 30,
	2016		2015		2014
	(in millions)
Assets under management at beginning of year	$69,093		$69,368		$60,788
Net inflows of client assets	6,327	(1)	2,797		3,865
Net market appreciation (depreciation) in asset values	6,309		(2,170)		4,715
Other	—		(902)	(2)	—
Assets under management at end of year	$81,729		$69,093		$69,368

(1)	The fiscal year 2016 net inflows include approximately $2.0 billion of client assets resulting from our acquisition of Alex. Brown.

(2)
The “other” category in the prior year includes $1.05 billion of assets that were previously included in Eagle Asset Management, Inc. programs which were transferred into non-discretionary asset-based programs. The asset balances in non-discretionary asset-based programs are discussed below.

Non-discretionary asset-based programs

As of September 30, 2016, approximately 20% of investment advisory fee revenues recorded in this segment are earned for administrative services on assets held in certain non-discretionary asset-based programs. These assets totaled $119.3 billion, $91.0 billion, and $81.3 billion as of September 30, 2016, 2015 and 2014, respectively. The majority of the administrative fees associated with these programs are determined based on balances at the beginning of the quarter, with a portion based on month-end balances. All such fees are reflected within “non-discretionary asset-based administration” revenues in this segment’s results of operations.

Year ended September 30, 2016 compared with the year ended September 30, 2015 – Asset Management

Revenues increased $12 million, or 3%, to $404 million. Pre-tax income decreased $3 million, or 2%, to $132 million.

Index

Total investment advisory and related administrative fee revenues increased by $6 million, or 2%. Revenues from non-discretionary asset-based administration activities increased $7 million, or 10%, primarily resulting from the 31% increase in assets held in such programs. Assets arising from our Alex. Brown and 3Macs acquisitions had little impact on revenues as the acquisitions occurred late in the fiscal year. Offsetting this increase, advisory fee revenues from managed programs decreased by approximately $1 million. Although financial assets under management increased $11.8 billion, or nearly 18% (net of assets managed for affiliated entities) compared to the prior year level, such balances have been lower on fee billing dates during the current year. Also, a portion of the increase in assets arose from our acquisition of Alex. Brown which occurred late in the fiscal year.

Other income increased $6 million, or 12%, resulting in part from RJ Trust which generated an increase in trust fee income arising from their 30% increase in trust assets from the prior year level. In addition, Eagle received increased shareholder servicing fees and money market fee sharing related to the increase in interest rates.

Expenses increased by approximately $16 million, or 6%, primarily resulting from an $11 million, or 11%, increase in administrative and incentive compensation expenses, a $2 million, or 3%, increase in investment sub-advisory fee expense, a $2 million, or 7%, increase in communications and information processing expense, and a $2 million, or 3%, increase in other expense. The increase in administrative and incentive compensation expenses results primarily from annual salary increases, increases in personnel to support the growth of the business and increases in certain employee benefit plan costs. In addition, the prior year incentive compensation expense included a reversal of certain incentive compensation expense accruals for associates who left the firm during the prior year; such a reversal did not recur in the current year. The increase in sub-advisory fee expense results from increased assets under management in applicable programs. The increase in communication and information processing expense results from increased costs in support of growth in the business. The increase in other expense is in part the result of an increase in revenue sharing with PCG, certain regulatory compliance and legal expenses, and certain incremental costs associated with Cougar including amortization of intangible assets arising from the acquisition.

Noncontrolling interests includes the impact of the consolidation of certain subsidiary investment advisors and other subsidiaries. The portion of net income attributable to noncontrolling interests decreased $1 million compared to the prior year as a result of the reduction in the amount of performance fee revenues earned in the current year that are attributable to others.

Year ended September 30, 2015 compared to the year ended September 30, 2014 – Asset Management

Pre-tax income in the Asset Management segment in fiscal year 2015 increased $7 million, or 5%.

Investment advisory fee revenue in fiscal year 2015 increased by $21 million, or 6%, generated by an increase in assets under management that resulted from net inflows of client assets. Market values depreciated primarily as a result of the equity market decline that occurred during the fourth quarter of fiscal year 2015. Performance fees, which are earned by managed funds for exceeding certain performance targets, amounted to $5 million in fiscal year 2015, a decrease of $5 million from the amount earned in the prior year.

Other revenue in fiscal year 2015 increased by $2 million, or 4%, primarily resulting from an increase in fee income generated by RJ Trust, reflecting a 4% increase in RJ Trust client assets compared to the prior year, to $3.51 billion as of September 30, 2015.

Expenses increased in fiscal year 2015 by approximately $18 million, or 8%, primarily resulting from an $8 million, or 18%, increase in investment sub-advisory fees, a $3 million, or 16%, increase in communications and information support processing expense, and a $7 million, or 14%, increase in other expenses. The increase in investment sub-advisory fee expense in fiscal year 2015 is primarily attributable to increased fees paid to external managers for Raymond James Consulting Services and UMA programs, which both experienced increases in asset levels compared to the prior year. The fiscal year 2015 increase in communications and information processing expense result from additional costs associated with supporting the steadily increasing levels of assets under management as well as the growth in asset levels in our non-discretionary asset-based programs. The increase in other expense in fiscal year 2015 is primarily due to Eagle’s share of certain costs incurred in the organization and start-up of a new fund in which Eagle serves as the sub-advisor.

Noncontrolling interests includes the impact of the consolidation of certain subsidiary investment advisors and other subsidiaries (including ClariVest). Total segment net income attributable to others in fiscal year 2015 decreased $2 million compared to the prior year primarily as a result of a reduction in the amount of performance fee revenues earned in fiscal year 2015 that were attributable to others.

Index

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the years indicated:

	Year ended September 30,
	2016	% change	2015	% change	2014
	($ in thousands)
Revenues:
Interest income	$501,967	21%	$415,271	17%	$355,304
Interest expense	(23,277)	99%	(11,693)	37%	(8,547)
Net interest income	478,690	19%	403,578	16%	346,757
Other income	15,276	43%	10,717	114%	5,013
Net revenues	493,966	19%	414,295	18%	351,770

Non-interest expenses:
Compensation and benefits	29,742	7%	27,843	9%	25,430
Communications and information processing	7,090	37%	5,186	22%	4,234
Occupancy and equipment	1,216	(3)%	1,256	(1)%	1,274
Loan loss provision	28,167	20%	23,570	74%	13,565
FDIC insurance premiums	15,478	32%	11,746	17%	10,026
Affiliate deposit account servicing fees	43,145	22%	35,429	5%	33,758
Other	31,832	4%	30,544	48%	20,649
Total non-interest expenses	156,670	16%	135,574	24%	108,936
Pre-tax income	$337,296	21%	$278,721	15%	$242,834

RJ Bank provides corporate loans, residential loans and securities based loans. RJ Bank is active in corporate loan syndications and participations.  RJ Bank also provides FDIC-insured deposit accounts to clients of our broker-dealer subsidiaries and to the general public.  RJ Bank generates net interest revenue principally through the interest income earned on loans and investments, which is offset by the interest expense it pays on client deposits and on its borrowings.

Other than the business generated through our Private Client Group as a whole, no single client accounts for a material percentage of this segment’s total business.

The following tables present certain credit quality trends for loans held by RJ Bank:

	Year ended September 30,
	2016	2015	2014
	(in thousands)
Net loan (charge-offs)/recoveries:
C&I loans	$(2,956)	$(580)	$(1,829)
Commercial real estate (“CRE”) loans	—	3,773	64
Residential mortgage loans	(53)	(461)	(17)
SBL	—	25	35
Total	$(3,009)	$2,757	$(1,747)

Index

	As of September 30,
	2016	2015	2014
	(in thousands)
Allowance for loan losses:
Loans held for investment:
C&I loans	$137,701	$117,623	$103,179
CRE construction loans	1,614	2,707	1,594
CRE loans	36,533	30,486	25,022
Tax-exempt loans	4,100	5,949	1,380
Residential mortgage loans	12,664	12,526	14,350
SBL	4,766	2,966	2,049
Total	$197,378	$172,257	$147,574

Nonperforming assets:
Nonperforming loans:
C&I loans	$35,194	$—	$—
CRE loans	4,230	4,796	18,876
Residential mortgage loans:
Residential mortgage loans	41,746	47,504	61,391
Home equity loans/lines	37	319	398
Total nonperforming loans	81,207	52,619	80,665
Other real estate owned:
Residential first mortgage	4,497	4,631	5,380
Total other real estate owned	4,497	4,631	5,380
Total nonperforming assets	$85,704	$57,250	$86,045
Total nonperforming assets as a % of RJ Bank total assets	0.50%	0.39%	0.69%

Total loans:
Loans held for sale, net(1)	$214,286	$119,519	$45,988
Loans held for investment:
C&I loans	7,470,373	6,928,018	6,422,347
CRE construction loans	122,718	162,356	94,195
CRE loans	2,554,071	2,054,154	1,689,163
Tax-exempt loans	740,944	484,537	122,218
Residential mortgage loans	2,441,569	1,962,614	1,751,747
SBL	1,904,827	1,481,504	1,023,748
Net unearned income and deferred expenses	(40,675)	(32,424)	(37,533)
Total loans held for investment(1)	15,193,827	13,040,759	11,065,885
Total loans(1)	$15,408,113	$13,160,278	$11,111,873

(1)	Net of unearned income and deferred expenses.

Index

The following table presents RJ Bank’s allowance for loan losses by loan category:

	As of September 30,
	2016		2015		2014
	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable
	($ in thousands)
Loans held for sale	$—	1%	$—	1%	$—	—
C&I loans	123,459	42%	98,447	44%	87,551	49%
CRE construction loans	1,452	1%	2,148	1%	1,307	1%
CRE loans	30,809	14%	24,064	13%	21,061	13%
Tax-exempt loans	4,100	5%	5,949	4%	1,380	1%
Residential mortgage loans	12,655	16%	12,513	15%	14,340	16%
SBL	4,764	12%	2,962	11%	2,044	9%
Foreign loans	20,139	9%	26,174	11%	19,891	11%
Total	$197,378	100%	$172,257	100%	$147,574	100%

	As of September 30,
	2013		2012
	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable
	($ in thousands)
Loans held for sale	$—	1%	$—	2%
C&I loans	81,733	50%	85,916	56%
CRE construction loans	674	—	458	—
CRE loans	16,566	12%	26,381	10%
Residential mortgage loans	19,117	20%	26,126	21%
SBL	1,112	6%	705	4%
Foreign loans	17,299	11%	7,955	7%
Total	$136,501	100%	$147,541	100%

Information on foreign assets held by RJ Bank:

Changes in the allowance for loan losses with respect to loans RJ Bank has made to borrowers who are not domiciled in the U.S. are as follows:

	Year ended September 30,
	2016	2015	2014	2013	2012
	(in thousands)
Allowance for loan losses attributable to foreign loans, beginning of year:	$26,174	$19,891	$17,299	$7,955	$1,596
(Benefit) provision for loan losses - foreign loans	(5,998)	7,927	3,337	9,696	6,242
Foreign loan charge-offs:
C&I loans	—	—	—	(56)	—
Foreign exchange translation adjustment	(37)	(1,644)	(745)	(296)	117
Allowance for loan losses attributable to foreign loans, end of year	$20,139	$26,174	$19,891	$17,299	$7,955

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

	Deposits with other banks	C&I loans	CRE construction loans	CRE loans	Residential mortgage loans	SBL	Total cross-border outstandings (1)
	(in thousands)
September 30, 2016

Canada	$36,843	$367,258	$—	$109,577	$540	$311	$514,529

September 30, 2015

Canada	$122,810	$456,602	$—	$178,230	$557	$328	$758,527

September 30, 2014

Canada	$64,363	$397,743	$—	$112,325	$586	$37	$575,054

(1)	Excludes any hedged, non-U.S. currency amounts.

Index

The following table presents average balance, interest income and expense, the related interest yields and rates, and interest spreads for RJ Bank for the years indicated:

	Year ended September 30,
	2016			2015			2014
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
				($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income (1)
Loans held for sale - all domestic	$150,305	$4,551	3.07%	$107,255	$2,686	2.64%	$107,898	$2,705	2.51%
Loans held for investment:
Domestic:
C&I loans	6,167,886	231,652	3.71%	5,672,456	205,673	3.59%	4,854,911	176,820	3.61%
CRE construction loans	149,075	7,426	4.90%	95,609	4,105	4.23%	51,361	2,346	4.50%
CRE loans	1,927,405	58,616	2.99%	1,462,690	44,367	2.99%	1,249,124	37,156	2.93%
Tax-exempt loans (2)	617,701	16,707	4.16%	301,767	8,812	4.49%	44,150	1,454	5.07%
Residential mortgage loans	2,215,536	64,537	2.87%	1,924,408	55,286	2.83%	1,751,584	51,409	2.90%
SBL	1,711,500	51,446	2.96%	1,267,401	35,242	2.74%	779,872	21,843	2.76%
Foreign:
C&I loans	1,003,516	39,824	3.90%	1,004,661	39,313	3.86%	945,799	38,778	4.04%
CRE construction loans	20,026	1,036	5.09%	23,017	937	4.01%	42,594	2,763	6.40%
CRE loans	369,819	11,432	3.04%	265,634	9,002	3.34%	217,461	8,537	3.87%
Residential mortgage loans	2,253	70	3.07%	2,697	84	3.06%	2,099	64	3.00%
SBL	1,743	69	3.89%	1,936	71	3.60%	1,866	67	3.57%
Total loans, net	14,336,765	487,366	3.42%	12,129,531	405,578	3.34%	10,048,719	343,942	3.39%
Agency MBS	363,722	4,993	1.37%	248,408	2,446	0.98%	297,933	2,622	0.88%
Non-agency collateralized mortgage obligations	68,904	1,764	2.56%	89,336	2,178	2.44%	127,022	3,164	2.49%
Cash	884,556	4,140	0.47%	611,375	1,344	0.22%	979,978	2,558	0.28%
FHLB stock, Federal Reserve Bank of Atlanta (“FRB”) stock, and other	186,589	3,704	1.98%	111,891	3,725	3.33%	95,806	3,018	3.15%
Total interest-earning banking assets	15,840,536	$501,967	3.18%	13,190,541	$415,271	3.15%	11,549,458	$355,304	3.04%
Non-interest-earning banking assets:
Allowance for loan losses	(188,429)			(158,373)			(140,544)
Unrealized loss on available for sale securities	(3,172)			(4,666)			(9,338)
Other assets	281,961			321,919			289,322
Total non-interest-earning banking assets	90,360			158,880			139,440
Total banking assets	$15,930,896			$13,349,421			$11,688,898

(continued on next page)

Index

	Year ended September 30,
	2016			2015			2014
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands) (continued from previous page)
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$345,628	$5,402	1.56%	$347,748	$5,839	1.68%	$329,176	$6,126	1.86%
Money market, savings, and NOW accounts (3)	13,238,007	7,087	0.05%	10,851,494	2,543	0.02%	9,790,257	1,833	0.02%
FHLB advances and other	680,778	10,788	1.56%	664,387	3,311	0.49%	337,603	588	0.17%
Total interest-bearing banking liabilities	14,264,413	$23,277	0.16%	11,863,629	$11,693	0.10%	10,457,036	$8,547	0.08%
Non-interest-bearing banking liabilities	71,278			52,933			36,827
Total banking liabilities	14,335,691			11,916,562			10,493,863
Total banking shareholder’s equity	1,595,205			1,432,859			1,195,035
Total banking liabilities and shareholders’ equity	$15,930,896			$13,349,421			$11,688,898
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,576,123	$478,690		$1,326,912	$403,578		$1,092,422	$346,757

Bank net interest:
Spread			3.02%			3.05%			2.97%
Margin (net yield on interest-earning banking assets)			3.04%			3.07%			2.98%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			111.05%			111.18%			110.45%
Return on average:
Total banking assets			1.41%			1.34%			1.35%
Total banking shareholder’s equity			14.10%			12.52%			13.21%
Average equity to average total banking assets			10.01%			10.73%			10.22%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on impaired nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the years ended September 30, 2016, 2015 and 2014 was $36 million, $30 million, and $34 million, respectively.

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

	Year ended September 30,
	2016 compared to 2015			2015 compared to 2014
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale	$1,078	$787	$1,865	$(16)	$(3)	$(19)
Loans held for investment:
Domestic:
C&I loans	17,964	8,015	25,979	29,775	(922)	28,853
CRE construction loans	2,295	1,026	3,321	2,021	(262)	1,759
CRE loans	14,095	154	14,249	6,353	858	7,211
Tax-exempt loans	9,227	(1,332)	7,895	8,484	(1,126)	7,358
Residential mortgage loans	8,364	887	9,251	5,073	(1,196)	3,877
SBL	12,348	3,856	16,204	13,655	(256)	13,399
Foreign:
C&I loans	(45)	556	511	2,414	(1,879)	535
CRE construction loans	(122)	221	99	(1,269)	(557)	(1,826)
CRE loans	3,531	(1,101)	2,430	1,891	(1,426)	465
Residential mortgage loans	(14)	—	(14)	18	2	20
SBL	(7)	5	(2)	3	1	4
Agency MBS	1,135	1,412	2,547	(436)	260	(176)
Non-agency collateralized mortgage obligations	(498)	84	(414)	(939)	(47)	(986)
Cash	601	2,195	2,796	(962)	(252)	(1,214)
FHLB stock, FRB stock, and other	2,486	(2,507)	(21)	507	200	707
Total interest-earning banking assets	72,438	14,258	86,696	66,572	(6,605)	59,967

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	(36)	(401)	(437)	346	(633)	(287)
Money market, savings and NOW accounts	559	3,985	4,544	199	511	710
FHLB advances and other	82	7,395	7,477	569	2,154	2,723
Total interest-bearing banking liabilities	605	10,979	11,584	1,114	2,032	3,146
Change in net interest income	$71,833	$3,279	$75,112	$65,458	$(8,637)	$56,821

Index

Year ended September 30, 2016 compared with the year ended September 30, 2015 – RJ Bank

Net revenues increased $80 million, or 19%, to $494 million. Pre-tax income increased $59 million, or 21%, to $337 million.

The increase in pre-tax income was primarily attributable to a $75 million, or 19%, increase in net interest income and a $5 million, or 43%, increase in other income, offset by an increase of $5 million, or 20%, in the provision for loan losses, and a $16 million, or 15%, increase in non-interest expenses (excluding provision for loan losses).

The $75 million increase in net interest income was the result of a $2.6 billion increase in average interest-earning banking assets partially offset by a small decline in net interest margin. The increase in average interest-earning banking assets was driven by a $2.2 billion increase in average loans and a $443 million increase in average cash and investments. The increase in average loans was comprised of a $1.4 billion, or 16%, increase in average corporate loans, a $444 million, or 35%, increase in average SBL balances, and a $291 million, or 15%, increase in average residential mortgage loans. The net interest margin decreased to 3.04% from 3.07% due to an increase in average, lower-yielding cash balances in addition to an increase in total cost of funds to 0.16% from 0.10%. The average interest-earning banking assets yield increased slightly to 3.18% from 3.15% compared to the prior year primarily due to an increase in the loan portfolio yield to 3.42% from 3.34%. This resulted primarily from the Federal Reserve Bank’s December 2015 increase in short-term interest rates. The increase in total cost of funds primarily resulted from an increase in deposit and borrowing costs, which includes additional expense from our interest rate hedging activities. Borrowing costs increased to 1.81% from 0.61% in the prior year.

Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $2.4 billion to $14.3 billion.

The increase in the provision for loan losses as compared to the prior year is primarily due to higher corporate loan growth, the charges during the current year related to loans outstanding within the energy sector, as well as additional provision for corporate loan downgrades resulting in higher criticized loans as compared to the prior year. The provision for loan losses also reflects the offsetting impact of improved credit characteristics from the continued decline in residential mortgage loan delinquencies and nonperforming loans.
Other income increased $5 million as compared to prior year primarily due to increases in affiliate income related to the current year growth in securities-based lending, gains realized from the sale of available for sale securities, trading gains as a result of higher sales of Small Business Administration (“SBA”) loan securitizations, and lower foreign exchange losses.
Non-interest expenses (excluding provision for loan losses) increased $16 million as compared to the prior year. The current year expense included an $8 million increase in affiliate deposit account servicing fees and a $4 million increase in FDIC insurance premiums both resulting from the increase in deposit balances. Other increases in non-interest expense included a $2 million increase in SBL affiliate fees due to increased SBL balances, a $2 million increase in communications and information processing expense, a $2 million increase in compensation and benefits resulting from salary increases and staff additions, and a $1 million increase in equity losses related to RJ Bank’s investment in low income housing tax credit projects (these losses are by design of the investment structure, income tax credits not reflected in the pre-tax operating results of the segment are received by RJF which net an overall positive return on such investments). These increases in non-interest expenses were partially offset by a $3 million decrease in expense related to the reserve for unfunded lending commitments.

Year ended September 30, 2015 compared to the year ended September 30, 2014 – RJ Bank

Pre-tax income in the RJ Bank segment in fiscal year 2015 increased $36 million, or 15% compared to fiscal year 2014.  The increase in pre-tax income in fiscal year 2015 was primarily attributable to a $63 million, or 18%, increase in net revenues, offset by an increase of $10 million, or 74%, in the provision for loan losses and a $17 million, or 17%, increase in non-interest expenses (excluding the provision for loan losses). The increase in net revenues in fiscal year 2015 was attributable to a $57 million increase in net interest income and a $6 million increase in other income.

The $57 million increase in net interest income in fiscal year 2015 was the result of a $1.6 billion increase in average interest-earning banking assets and an increase in the net interest margin compared to fiscal year 2014. The increase in average interest-earning banking assets in fiscal year 2015 was primarily driven by a $2.1 billion increase in average loans offset by a $440 million decrease in average cash and investments. In fiscal year 2015, average corporate loans increased $1.4 billion, or 19%, average SBL balances increased $488 million, or 62%, and average residential mortgage loans increased $173 million, or 10%. The yield on interest-earning banking assets increased to 3.15% from 3.04% due to an improvement in the earning-asset composition from lower-yielding cash and investments to a larger percentage of higher yielding loans in fiscal year 2015. The loan portfolio yield

Index

decreased slightly in fiscal year 2015 to 3.34% from 3.39% in fiscal year 2014. Primarily as a result of the increase in the yield of the average interest-earning banking assets in fiscal year 2015, the net interest margin increased to 3.07% from 2.98%.

Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities in fiscal year 2015 increased $1.4 billion to $11.9 billion.

The increase in other income in fiscal year 2015 was due to a decrease of $4 million in foreign currency losses, a $1 million increase resulting from held for sale loan activities, and a $1 million increase in gains from the sale of foreclosed properties.

A significant portion of the provision for loan losses in both fiscal year 2015 and 2014 resulted from loan portfolio growth in each year. The primary factors impacting the year over year increase in provision for loan losses in fiscal year 2015 results from the varying impact of credit characteristics which were particular to fiscal year 2015 and 2014. The fiscal year 2015 provision for loan losses was impacted by an increase in corporate criticized loans, which was partially offset by the impact of improved credit characteristics of the residential mortgage loan portfolio. Fiscal year 2014 benefited to a greater extent than fiscal year 2015 from the improved credit characteristics of the loan portfolio including a decrease in corporate criticized loans.
The $17 million increase in non-interest expenses (excluding the provision for loan losses) in fiscal year 2015 was primarily attributable to a $3 million, or 68%, increase in SBL affiliate fees due to increases in SBL balances; a $2 million, or 5%, increase in affiliate deposit account servicing fees related to increased deposit balances; a $2 million increase in expenses related to the reserve for unfunded lending commitments; a $2 million or 17% increase in FDIC insurance premiums; a $2 million, or 9%, increase in compensation and benefits resulting from annual raises and increases in the costs of certain employee benefit programs coupled with increases in the number of personnel; a $1 million, or 22%, increase in communications and information processing expense; and a $1 million increase of expense related to other taxes.

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the years indicated:

	Year ended September 30,
	2016	% change	2015	% change	2014
	($ in thousands)
Revenues:
Interest income	$16,977	39%	$12,237	(2)%	$12,549
Investment advisory fees	1,825	11%	1,644	23%	1,340
Other	27,489	(48)%	53,086	87%	28,314
Total revenues	46,291	(31)%	66,967	59%	42,203

Interest expense	(77,983)	1%	(77,165)	—	(77,456)
Net revenues	(31,692)	(211)%	(10,198)	71%	(35,253)

Non-interest expenses:
Compensation and other expenses	60,448	49%	40,551	(6)%	43,055
Acquisition-related expenses	40,706	—	—	—	—
Total non-interest expenses	101,154	149%	40,551	(6)%	43,055
Loss before taxes and including noncontrolling interests:	(132,846)	(162)%	(50,749)	35%	(78,308)
Noncontrolling interests	15,702		14,100		5,610
Pre-tax loss excluding noncontrolling interests	$(148,548)	(129)%	$(64,849)	23%	$(83,918)

This segment results include our principal capital and private equity activities, certain corporate overhead costs of RJF including the interest cost on our public debt, and the acquisition and integration costs associated with certain acquisitions (including for fiscal year 2016, acquisition costs associated with our acquisitions of Alex. Brown, 3Macs and Mummert, see Note 3 of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information).

Year ended September 30, 2016 compared to the year ended September 30, 2015 – Other

The pre-tax loss generated by this segment increased by approximately $84 million, or 129%.

Index

Total revenues in this segment decreased $21 million, or 31%. Private equity gains included in other revenues decreased by $24 million, or 50%. Realized gains on the sale of ARS securities decreased by $11 million due to the nonrecurring prior year gain on the sale of all of our Jefferson County, Alabama Limited Obligation School Warrants ARS. Offsetting these decreases, prior year foreign exchange losses of $5 million arising from certain Canadian denominated liabilities did not recur in the current year, and interest income increased $5 million resulting from the increase in interest rates and higher corporate cash balances throughout most of the current year.

Interest expense increased $1 million, or 1%. The most significant component of the increase was the interest expense incurred on our senior notes, which increased by $2 million, or 3% as the average outstanding balance increased due to our July 2016 issuance of $800 million of senior notes payable. The new issuances more than offset the impact of the April 2016 repayment of $250 million in maturing senior notes. See Note 17 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information.

Compensation and other expense increased $20 million, or 49%. Of the increase, $6 million is due to increases in expenses associated with certain corporate benefit plans provided to associates, $5 million is the result of an increase in corporate charitable donations, and $4 million is the result of additional executive compensation expense resulting from the favorable results of operations and new personnel.

The acquisition-related expenses pertain to incremental expenses incurred in connection with our acquisitions of Alex. Brown, 3Macs and Mummert. See Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K for information regarding the components of these expenses.

The portion of revenue attributable to noncontrolling interests increased $2 million, despite the decrease in total gains generated in the private equity portfolio. In the prior year, we had significant gains on certain investments in which a relatively small portion was attributable to others. In the current year, gains on those investments did not recur, and thus a larger portion of our total gains were attributable to others.

Year ended September 30, 2015 compared to the year ended September 30, 2014 – Other

The pre-tax loss generated by this segment in fiscal year 2015 decreased by approximately $19 million, or 23%.

Net revenues in this segment in fiscal year 2015 increased $25 million, or 71%. The increase in fiscal year 2015 results from a $25 million increase in revenues arising from our principal capital and private equity portfolio investments. We also realized an increase in fiscal year 2015 revenues arising from the sale or redemption activities in our ARS portfolio of $4 million, which were offset by certain foreign currency translation losses that primarily result from the weakened Canadian dollar, and decreases in the valuation of other investments (primarily in managed equities). The fiscal year 2015 ARS portfolio gain is primarily the result of an $11 million gain on the sale of all of our Jefferson County, Alabama Limited Obligation School Warrants ARS. In the fiscal year 2014, gains resulting from sales and redemption activities in our ARS portfolio were primarily comprised of a $5.5 million gain on the redemption of Jefferson County Alabama Sewer Revenue Refunding Warrants ARS.

The portion of revenue attributable to noncontrolling interests in fiscal year 2015 increased $8 million, as the increase in revenues generated by our private equity portfolio resulted in higher amounts of such revenues that are attributable to others.

Index

Certain statistical disclosures by bank holding companies

As a financial holding company, we are required to provide certain statistical disclosures by bank holding companies pursuant to the SEC’s Industry Guide 3.  Certain of those disclosures are as follows for the fiscal year indicated:

	Year ended September 30,
	2016	2015	2014
RJF return on average assets (1)	1.8%	2.0%	2.1%
RJF return on average equity (2)	11.3%	11.5%	12.3%
Average equity to average assets (3)	17.1%	18.5%	18.1%
Dividend payout ratio(4)	21.9%	21.0%	19.3%

(1)	Computed as net income attributable to RJF for the year indicated, divided by average assets (the sum of total assets at the beginning and end of the year, divided by two).

(2)
Computed by utilizing the net income attributable to RJF for the year indicated, divided by the average equity attributable to RJF for each respective fiscal year. Average equity is computed by adding the total equity attributable to RJF as of each quarter-end date during the indicated fiscal year, plus the beginning of the year total, divided by five.

(3)
Computed as average equity (the sum of total equity at the beginning and end of the fiscal year, divided by two), divided by average assets (the sum of total assets at the beginning and end of the fiscal year, divided by two).

(4)	Computed as dividends declared per common share during the fiscal year as a percentage of diluted earnings per common share.

Refer to the RJ Bank section of this MD&A, various sections within Item 7A in this report and the Notes to Consolidated Financial Statements in this Form 10-K for the other required disclosures.

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

Cash used in operating activities during the year ended September 30, 2016 was $518 million. Successful operating results generated a $650 million increase in cash.

Increases in cash from operations include:

•
An increase in brokerage client payables had a $1.82 billion favorable impact on cash. The increase largely results from two factors. First, many clients reacted to uncertainties in the equity markets by increasing the cash balances in their brokerage accounts. Second, our brokerage client account balances increased as a result of our fiscal year 2016 acquisitions of Alex. Brown and 3Macs. Cumulatively, these two factors result in the increase in brokerage client payables and a corresponding increase in assets segregated pursuant to regulations which is discussed below.

•	Stock loaned, net of stock borrowed, increased $153 million.

•	Accrued compensation, commissions and benefits increased $46 million as a result of the increased financial results we achieved in fiscal year 2016.
Offsetting these, decreases in cash used in operations resulted from:

•	A $1.95 billion increase in assets segregated pursuant to regulations and other segregated assets, primarily resulting from the increase in client cash balances described above.

Index

•	An increase in our brokerage client receivables and other receivables of $621 million.

•
Loans provided to financial advisors, net of repayments, increased resulting in the use of $345 million in cash. The increase in loans was due in part to retention incentives provided to financial advisors joining us as a result of our Alex. Brown and 3Macs acquisitions. In addition, loans provided to recruited financial advisors resulted from organic growth.

•	An increase in securities purchased under agreements to resell, net of securities sold under agreements to repurchase, used $135 million.

•	Purchases and originations of loans held for sale, net of proceeds from sales and securitizations, resulted in a $101 million decrease.

Investing activities resulted in the use of $2.98 billion of cash during the year ended September 30, 2016.

The primary investing activities were:

•	An increase in bank loans used $2.28 billion.

•	Purchases of available for sale investments held at RJ Bank, net of proceeds from maturations, repayments and sales within the portfolio, used $356 million.

•	Our acquisitions of Alex. Brown, 3Macs, and Mummert, net of the cash acquired in such transactions, used $175 million.

•	The investment in fixed assets, predominately internally-developed computer software, used $122 million.

•	The funding of other investments used $40 million.

Financing activities provided $2.58 billion of cash during the year ended September 30, 2016.

Increases in cash from financing activities resulted from:

•	RJ Bank deposit balance increases provided $2.34 billion.

•	Proceeds of $542 million from the issuance of senior notes, net of repayments of scheduled maturities and debt issuance costs.

•	Proceeds of $43 million from the exercise of stock options and employee stock purchases.

•	Proceeds of $25 million from FHLB borrowings.
Offsetting these, decreases in cash from financing activities resulted from:

•
Our repurchase of $163 million of RJF shares, including $144.5 million used for repurchases pursuant to a share repurchase authorization (see Part II - Item 5 in this report, for additional information on our share repurchases).

•	Repayments of our short-term borrowings of $115 million.

•	Payment of dividends to our shareholders of $113 million.

The effect of currency exchange rates on our cash balances has resulted in a $29 million decrease in our U.S. dollar denominated cash balance during the year ended September 30, 2016. This effect is primarily attributable to cash balances we have that are denominated in Canadian currency. While the Canadian dollar to U.S. dollar exchange rate increased 1.7% since September 30, 2015, which has a favorable impact on this measure, the amount of our cash balance denominated in Canadian currency has also increased, the effect of which more than offsets the favorable impact of the change in exchange rates.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities, should provide adequate funds for continuing operations at current levels of activity.

Index

Sources of Liquidity

Approximately $810 million of our total September 30, 2016 cash and cash equivalents (a portion of which resides in a deposit account at RJ Bank) was available to the parent company without restrictions.  The cash and cash equivalents held were as follows:

Cash and cash equivalents:	September 30, 2016
	(in thousands)
RJF	$371,978	(1)
RJ&A	456,543	(2)
RJ Bank	201,760
RJ Ltd.	308,677
RJFS	116,279
RJFSA	28,828
Other subsidiaries	166,387
Total cash and cash equivalents	$1,650,452

(1)
RJF maintains a depository account at RJ Bank which has a balance of $350 million as of September 30, 2016. This cash balance is reflected in the RJF total, and is excluded from the RJ Bank total, since this balance is available to RJF on-demand and without restriction.

(2)
RJF has loaned $828 million to RJ&A as of September 30, 2016 (a portion of which is included in the RJ&A cash balance presented in this table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

In addition to the cash balances described above, we have other various potential sources of cash available to the parent from subsidiaries which are described in the following section.

At September 30, 2016 the RJF loan to RJ&A was $828 million. Of this balance, $371 million was not held in cash. RJ&A has other means of raising cash that include borrowings on committed or uncommitted facilities that are described in the following sections. Were RJ&A to have made such borrowings as of September 30, 2016, cash available to the parent at such time would have approximated $1.18 billion rather than the $810 million of cash available to the parent on September 30, 2016 presented above.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A and RJ Bank.

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from client balances. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At September 30, 2016, RJ&A significantly exceeded both the minimum regulatory and its financing covenants net capital requirements. At that date, RJ&A had excess net capital of approximately $460 million, of which approximately $120 million is available for dividend while still maintaining the internally targeted net capital ratio of 15% of aggregate debit items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval.

RJ Bank may pay dividends to the parent company without the prior approval of its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted capital to risk-weighted assets ratios.  At September 30, 2016, RJ Bank had approximately $194 million of capital in excess of the amount it would need at September 30, 2016 to maintain its internally targeted total capital to risk-weighted assets ratio of 12.5%, and could pay a dividend of such amount without requiring prior approval of its regulator.

  Although we have liquidity available to us from our other subsidiaries, the available amounts are not as significant as the amounts described above, and in certain instances may be subject to regulatory requirements.

Index

Borrowings and Financing Arrangements

The following table presents our financing arrangements with third party lenders that we generally utilize to finance a portion of our fixed income securities trading instruments held, and the outstanding balances related thereto, as of September 30, 2016:

	As of September 30, 2016
	RJ&A(4)	RJ Ltd.		RJF	Total	Total number of arrangements
	($ in thousands)
Financing arrangement:
Committed secured (1)	$200,000	$—		$—	$200,000	2
Committed unsecured	—	—		300,000	300,000	1
Uncommitted secured(1)(2)	1,800,000	34,495	(5)	—	1,834,495	8
Uncommitted unsecured(1)(2)	350,000	—		50,000	400,000	6
Total financing arrangements	$2,350,000	$34,495		$350,000	$2,734,495	17

Outstanding borrowing amount:
Committed secured (1)	$—	$—		$—	$—
Committed unsecured	—	—		—	—
Uncommitted secured(1)(2)(3)	185,227	—		—	185,227
Uncommitted unsecured(1)(2)	—	—		—	—
Total outstanding borrowing amount	$185,227	$—		$—	$185,227

(1)	Our ability to borrow is dependent upon compliance with the conditions in the various committed loan agreements and collateral eligibility requirements.

(2)	Lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

(3)	As of September 30, 2016, we had outstanding borrowings under two uncommitted secured borrowing arrangements with lenders.

(4)	We generally utilize the RJ&A facilities to finance a portion of our fixed income securities trading instruments.

(5)
This financing arrangement is primarily denominated in Canadian dollars, amounts presented in the table have been converted to U.S. dollars at the currency exchange rate in effect as of September 30, 2016.

The committed financing arrangements are in the form of either tri-party repurchase agreements or secured lines of credit, or in the case of the RJF Credit Facility, an unsecured line of credit.  The uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit.

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $12 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. We had no borrowings outstanding on these lines of credit as of September 30, 2016.

RJ Bank had $575 million in FHLB borrowings outstanding at September 30, 2016, comprised of two floating-rate advances, totaling $550 million and a $25 million fixed-rate advance, all of which are secured by a blanket lien on RJ Bank’s residential loan portfolio (see Note 15 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding these borrowings). RJ Bank has an additional $1.1 billion in immediate credit available from the FHLB as of September 30, 2016 and total available credit of 30% of total assets with the pledge of additional collateral to the FHLB.

RJ Bank is eligible to participate in the Fed’s discount-window program; however, RJ Bank does not view borrowings from the Fed as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and would be secured by pledged C&I loans.

From time to time we purchase short-term securities under agreements to resell (“Reverse Repurchase Agreements”) and sell securities under agreements to repurchase (“Repurchase Agreements”).  We account for each of these types of transactions as collateralized financings with the outstanding balances on the Repurchase Agreements included in securities sold under agreements to repurchase.  At September 30, 2016, collateralized financings outstanding in the amount of $193 million are included in securities sold under agreements to repurchase on the Consolidated Statements of Financial Condition included in this Form 10-K. Of this total, outstanding balances on the uncommitted secured agreements (which are reflected in the table of financing arrangements

Index

above) were $185 million as of September 30, 2016.  There were no outstanding balances on committed facilities as of September 30, 2016. Borrowings on these secured or unsecured facilities are generally collateralized by non-customer, RJ&A owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 140% of the amount financed.

The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period-end balances for Repurchase Agreements and Reverse Repurchase Agreements of RJF are as follows:

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended:	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
	(in thousands)
September 30, 2016	$202,687	$195,551	$193,229	$412,513	$470,222	$470,222
June 30, 2016	$239,237	$266,158	$266,158	$433,003	$457,777	$444,812
March 31, 2016	$268,150	$266,761	$190,679	$419,112	$471,925	$428,864
December 31, 2015	$270,586	$247,730	$245,554	$423,059	$415,346	$405,507
September 30, 2015	$280,934	$332,536	$332,536	$432,131	$498,871	$474,144

At September 30, 2016, in addition to the financing arrangements described above, we had $33 million outstanding on a mortgage loan for our St. Petersburg, Florida home-office complex, that is included in other borrowings in our Consolidated Statements of Financial Condition.

At September 30, 2016 we have senior notes payable of $1.70 billion. Our senior notes payable, exclusive of any unaccreted premiums or discounts and debt issuance costs, is comprised of $300 million par 8.60% senior notes due August 2019, $250 million par 5.625% senior notes due 2024, $500 million par 3.625% senior notes due 2026, $350 million par 6.90% senior notes due 2042, and $300 million par 4.95% senior notes due July 2046. See Note 17 in the Notes to the Consolidated Financial Statements in this Form 10-K for additional information.

Our current senior long-term debt ratings are:

Rating Agency	Rating	Outlook
Standard & Poor’s Ratings Services (“S&P”) (1)	BBB	Positive
Moody’s Investors Services (“Moody’s”) (2)	Baa2	Positive

(1)    The S&P rating and outlook are as presented in their September 2016 report.

(2)    The Moody’s rating and outlook are as presented in their June 2016 report.

Our current long-term debt ratings depend upon a number of factors including industry dynamics, operating and economic environment, operating results and margins, earnings trends and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and market share, and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings.  Any rating downgrades could increase our costs in the event we were to pursue obtaining additional financing.

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

Index

and subsequent to such downgrade. Conversely, an improvement in RJF’s current credit rating would have a favorable impact on the commitment fee as well as the interest rate applicable to any borrowings on such line. None of our credit agreements contain a condition or event of default related to our credit ratings.

Other sources of liquidity

We own life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. The policies which we could readily borrow against have a cash surrender value of approximately $323 million as of September 30, 2016 and we are able to borrow up to 90%, or $291 million of the September 30, 2016 total, without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments. Thus, a portion of any such borrowings could require us to take market risks as a component of our cost associated with the borrowing. There are no borrowings outstanding against any of these policies as of September 30, 2016.

On May 22, 2015 we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune. In July 2016, we chose to access such markets to issue senior notes, see Note 17 in the Notes to the Consolidated Financial Statements in this Form 10-K for additional information.

See the “contractual obligations” section below for information regarding our contractual obligations.

Potential impact of Morgan Keegan matters subject to indemnification by Regions on our liquidity

As more fully described in Note 21 in the Notes to Consolidated Financial Statements in this Form 10-K, under the agreement with Regions governing our 2012 acquisition of Morgan Keegan, Regions is obligated to indemnify RJF for losses we may incur in connection with any Morgan Keegan legal proceedings pending as of the closing date for that transaction (which was April 2, 2012), or commenced after the closing date but related to pre-closing matters received prior to April 2, 2015. As a result of the indemnity, we do not anticipate the resolution of any pre-closing date Morgan Keegan litigation matters to negatively impact our liquidity (see Note 21 of the Notes to Consolidated Financial Statements in this Form 10-K, and Part I Item 3 - Legal Proceedings, in this report, for further information regarding the nature of the pre-closing date matters).

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

Total assets of $31.6 billion at September 30, 2016 are approximately $5.13 billion, or 19%, greater than our total assets as of September 30, 2015. Net bank loans receivable increased $2.22 billion primarily due to the growth of RJ Bank’s corporate loan portfolio during the year. Additionally, assets segregated pursuant to federal regulations (for the benefit of our clients) increased $1.98 billion, most significantly due to the increase in our brokerage client payable balances discussed in the following paragraph, in addition to a number of other less significant factors. Brokerage client receivables increased $529 million primarily resulting from an increase in margin loan balances arising from our acquisition of Alex. Brown. Loans to financial advisors increased $350 million resulting from both retention incentives provided to financial advisors joining us as a result of our Alex. Brown and 3Macs acquisitions, as well as loans provided to recruited financial advisors resulting from organic growth. Available for sale securities increased $346 million primarily resulting from an increase in such investments held by RJ Bank. Our intangible assets and goodwill increased $127 million primarily as a result of our fiscal year 2016 acquisitions of Alex. Brown, 3Macs, and Mummert. Offsetting the increases in assets, our cash and cash equivalents balance decreased $951 million, refer to the discussion of the components of this decrease in the “Liquidity and Capital Resources” section within this Item 7.

As of September 30, 2016, our liabilities of $26.4 billion were $4.76 billion, or 22% more than our liabilities as of September 30, 2015. The increase is primarily due to a $2.34 billion increase in bank deposit liabilities as RJ Bank retained a higher portion of RJBDP balances to in part, fund a portion of their net loan growth. Brokerage client payable balances increased $1.77 billion, reflecting increases in client cash balances in brokerage accounts due to clients reacting to uncertain equity markets since September 30, 2015 by holding more cash, as well as an increase in client accounts resulting from our acquisitions of Alex. Brown and 3Macs. Our outstanding balance of senior notes payable increased $543 million which is the net result of our July 2016 issuance of $500 million 3.625% senior notes and $300 million 4.95% senior notes and the $250 million April 2016 repayment upon maturity of our 4.25% senior notes. Trade and other accounts payable decreased $139 million primarily resulting from a

Index

decrease of $108 million in the liability associated with Morgan Keegan legal matter contingencies which were subject to indemnification (see Note 21 of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information).

Contractual obligations

The following table sets forth our contractual obligations and payments due thereunder by fiscal year:

		Year ended September 30,
	Total	2017	2018	2019	2020	2021	Thereafter
	(in thousands)
Long-term debt obligations:
Senior notes payable (1)	$1,700,000	$—	$—	$300,000	$—	$—	$1,400,000
Loans payable of consolidated variable interest entities(2)	12,597	8,306	3,613	678	—	—	—
Long-term portion of other borrowings(3)	608,658	4,578	555,113	5,130	5,430	30,748	7,659
Sub-total long-term debt obligations	2,321,255	12,884	558,726	305,808	5,430	30,748	1,407,659
Estimated interest on long-term debt (4)	1,470,565	114,755	111,068	99,844	73,631	71,835	999,432
Operating lease obligations (5)	437,605	91,729	80,615	72,916	61,452	45,602	85,291
Purchase obligations (6)	302,899	131,153	66,603	36,319	14,115	10,862	43,847
Other long-term liabilities:(7)
Time deposits (8)	315,236	78,629	43,876	65,878	87,288	39,565	—
Deferred compensation programs (9)	424,969	78,319	60,446	68,342	62,348	53,087	102,427
Legal liabilities associated with matters subject to indemnification (10)	35,037	17,519	17,518	—	—	—	—
Low income housing tax credit guarantee obligation (11)	20,543	4,757	5,247	5,388	2,373	1,682	1,096
Sub-total long-term liabilities	795,785	179,224	127,087	139,608	152,009	94,334	103,523
Total contractual obligations	$5,328,109	$529,745	$944,099	$654,495	$306,637	$253,381	$2,639,752

(1)	See Note 17 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(2)	Loans which are non-recourse to us. See further discussion in Note 16 of the Notes to Consolidated Financial Statements in this Form 10-K.

(3)	See Note 15 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(4)
Interest computation includes scheduled interest on our senior notes, the mortgage note payable, and RJ Bank’s FHLB advances (assuming no change in the variable interest rate from that as of September 30, 2016, but factoring into the computation the effect of certain interest rate swap contracts that swap variable interest rate payments to fixed interest payments). See Notes 15 and 17 of the Notes to Consolidated Financial Statements in this Form 10-K for information regarding the borrowings.

(5)	Primarily comprised of outstanding obligations on long-term leases for office space.

(6)
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

(7)
The table does not include any amounts for uncertain tax positions because we are unable to reasonably predict the timing of future payments, if any, to respective taxing authorities. We have recorded a liability of $22.2 million as of September 30, 2016 which is included in trade and other payables on our Consolidated Statements of Financial Condition related to such positions (see Note 20 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information).

(8)	See Note 14 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information.

See the following page for the continuation of the explanations to the footnotes in the above table.

Index

Continuation of the footnote explanations pertaining to the table on the previous page:

(9)
Includes obligations, presented on a gross basis, of our Long-Term Incentive Plan, our Wealth Accumulation Plan, our Voluntary Deferred Compensation Program, certain historic deferred compensation plans of Morgan Keegan, and deferred compensation obligations we assumed in the Alex. Brown acquisition. See Note 24 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding such plans. We own life insurance policies that are not presented in this table which are utilized to fund certain of these obligations. See Note 10 of the Notes to Consolidated Financial Statements in this Form 10-K for information regarding our investments in company-owned life insurance. We also hold other investments that are not presented in this table to fund either the obligations of the historic deferred compensation plans of Morgan Keegan, or the deferred compensation obligations we assumed in the Alex. Brown acquisition. See Note 5 of the Notes to Consolidated Financial Statements in this Form 10-K for information regarding the fair value of such investments.

(10)
Regions has indemnified RJF for losses it may incur in connection with Morgan Keegan legal proceedings pending as of the closing date of our Morgan Keegan acquisition, or commenced after the closing date and related to pre-closing date matters. See Note 21 of the Notes to Consolidated Financial Statements in this Form 10-K for further discussion. Amounts presented in this table represent the gross liabilities for such matters, and do not reflect the related and offsetting indemnification asset. See Note 10 of the Notes to Consolidated Financial Statements in this Form 10-K for information regarding the indemnification asset. These liabilities do not have defined maturity dates, however we expect that all such matters will be resolved within two years.

(11)
Raymond James Tax Credit Funds, Inc. has provided a guaranteed return on investment to a third party investor in one of its fund offerings, see Note 21 of the Notes to Consolidated Financial Statements in this Form 10-K for further discussion. Amounts presented in this table represent the gross liability associated with this guarantee obligation, and do not reflect the related and offsetting financing asset. See Note 10 of the Notes to Consolidated Financial Statements in this Form 10-K for information regarding the offsetting financing asset.

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

We are authorized by the Board of Directors to execute open market purchases of our common stock and certain of our senior notes, at the discretion of the Securities Repurchase Committee. See Item 5 in this report for additional information regarding this authorization.

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

Regulatory

Refer to the discussion of the regulatory environment in which RJF and its subsidiaries operate, and the impact on our operations of certain rules and regulations resulting from the DOL Rule and the Dodd-Frank Act, including the Volcker Rule, in Item 1 Business, Regulation in this report.

RJF, RJ Bank and RJ Trust are each subject to various regulatory and capital requirements. RJF and RJ Bank are categorized as “well capitalized” as of September 30, 2016.

RJ Trust is regulated by the OCC and is required to maintain sufficient capital. As of September 30, 2016, RJ Trust met the requirements.
All of our other active regulated domestic and international subsidiaries, including but not limited to RJ&A, RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd., had net capital in excess of minimum requirements as of September 30, 2016.

RJ Ltd. is subject to the Minimum Capital Rule (Dealer Member Rule No. 17 of IIROC and the Early Warning System (Dealer Member Rule No. 30 of IIROC)). RJ Ltd. is not in Early Warning Level 1 or Level 2 at September 30, 2016.

Index

The maintenance of certain risk-based regulatory capital levels could impact various capital allocation decisions impacting one or more of our businesses.  However, due to the strong capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have any negative impact on our future business activities.

See Note 25 of the Notes to Consolidated Financial Statements in this Form 10-K for information on regulatory and capital requirements.

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

Level 2-Financial instruments reported in Level 2 include those that have pricing inputs that are other than quoted prices in active markets, but which are either directly or indirectly observable as of the reporting date (i.e. prices for similar instruments). Instruments that are generally included in this category are equity securities that are not actively traded, corporate obligations infrequently traded, certain government and municipal obligations, interest rate swaps, certain asset-backed securities (“ABS”), certain collateralized mortgage obligations (“CMOs”), certain MBS, certain other derivative instruments, brokered certificate

Index

of deposits, corporate loans and nonrecurring fair value measurements for certain loans held for sale, impaired loans and other real estate owned (“OREO”).

Level 3-Financial instruments reported in Level 3 have little, if any, market activity and are measured using our best estimate of fair value, where the inputs into the determination of fair value are both significant to the fair value measurement and unobservable. These valuations require significant judgment or estimation. Instruments in this category generally include: equity securities with unobservable inputs such as those investments made in our principal capital activities, certain non-agency ABS, pools of interest-only SBA loan strips (“I/O Strips”), certain municipal and corporate obligations which include ARS, and nonrecurring fair value measurements for certain impaired loans.

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

Investments in private equity measured at net asset value per share

Effective September 30, 2016, we adopted new accounting guidance related to the classification and disclosure of certain investments using the net asset value (“NAV”) as a practical expedient to measure the fair value of the investment. Among its provisions, this new guidance eliminates, for all investments in which fair value is measured using NAV as a practical expedient, the requirement to categorize such investments within the fair value hierarchy. We have retroactively applied this new guidance to investments held in the prior fiscal year. As a practical expedient, we utilize NAV or its equivalent to determine the recorded value of a portion of our private equity portfolio. We utilize NAV when the fund investment does not have a readily determinable fair value and the NAV of the fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the investments at fair value. See Note 5 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information on our private equity investments measured at NAV.

Level 3 assets and liabilities

As of September 30, 2016, 8% of our total assets and 3% of our total liabilities are financial instruments measured at fair value on a recurring basis. In comparison as of September 30, 2015, financial instruments measured at fair value on a recurring basis represented 7% of our total assets and 3% of our total liabilities.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $215 million as of September 30, 2016 and represent 9% of our assets measured at fair value. Of the Level 3 assets as of September 30, 2016, our ARS positions comprise $125 million, or 58%, and our private equity investments not measured at NAV comprise $83 million, or 39%, of the total.  Our Level 3 assets decreased $9 million, or 4%, as compared to the September 30, 2015 level. Our ARS portfolio decreased approximately $14 million compared to September 30, 2015, primarily resulting from decreases in the valuation of the portfolio, and to a lesser extent, sales and redemption activities (see Notes 5 and 7 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information). Offsetting this decrease, our private equity investments not measured at NAV increased $6 million as valuation increases more than offset the net impact of capital contributed/distributions received. Level 3 assets represent 4% of total equity as of September 30, 2016, reflecting a decrease from the 5% of total equity measure as of September 30, 2015.

Financial instruments which are liabilities categorized as Level 3 amount are insignificant as of both September 30, 2016 and 2015.

Valuation techniques

The fair value for certain of our financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that

Index

are thinly traded or not quoted. In accordance with GAAP, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, our definition of actively traded is based on average daily volume and other market trading statistics. We have determined the market for certain other types of financial instruments, including certain CMOs, ABS, certain collateralized debt obligations and ARS, to be volatile, uncertain or inactive as of both September 30, 2016 and 2015. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. We considered the inactivity of the market to be evidenced by several factors, including a continued decreased price transparency caused by decreased volume of trades relative to historical levels, stale transaction prices and transaction prices that varied significantly either over time or among market makers.

The level within the fair value hierarchy, specific valuation techniques, and other significant accounting policies pertaining to certain financial instruments with the most significant carrying values that are presented in our Consolidated Statements of Financial Condition as of September 30, 2016 are described below.

Trading instruments and trading instruments sold but not yet purchased

Trading securities are comprised primarily of the financial instruments held by our broker-dealer subsidiaries (see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-K for more information). When available, we use quoted prices in active markets to determine the fair value of these securities. Such instruments are classified within Level 1 of the fair value hierarchy. Examples include exchange traded equity securities and liquid government debt securities. As of September 30, 2016, 4% of our gross trading security assets and 62% of our gross trading securities sold but not yet purchased, are classified as Level 1 of the fair value hierarchy.

When trading securities are traded in secondary markets and quoted market prices do not exist for such securities, we utilize valuation techniques, including matrix pricing, to estimate fair value. Matrix pricing generally utilizes spread-based models periodically re-calibrated to observable inputs such as market trades, or to dealer price bids in similar securities in order to derive the fair value of the instruments. Valuation techniques may also rely on other observable inputs such as yield curves, interest rates and expected principal repayments, and default probabilities. Instruments valued using these inputs are typically classified within Level 2 of the fair value hierarchy. Examples include certain municipal debt securities, corporate debt securities, agency MBS, brokered certificates of deposit and restricted equity securities in public companies. We utilize prices from independent services to corroborate our estimate of fair value. Depending upon the type of security, the pricing service may provide a listed price, a matrix price, or use other methods including broker-dealer price quotations. As of September 30, 2016, 96% of our gross trading security assets and 38% of our gross trading securities sold but not yet purchased, are classified as Level 2 of the fair value hierarchy.

Positions in illiquid trading securities that do not have readily determinable fair values require significant judgment or estimation. For these securities, we use pricing models, discounted cash flow methodologies, or similar techniques. Assumptions utilized by these techniques include estimates of future delinquencies, loss severities, defaults and prepayments, or redemptions. Securities valued using these techniques are classified within Level 3 of the fair value hierarchy. For certain CMOs, where there has been limited activity or less transparency around significant inputs to the valuation, such as assumptions regarding performance of the underlying mortgages, these securities are currently classified within Level 3 of the fair value hierarchy. As of September 30, 2016, less than 1% of our gross trading security assets, and none of our trading instruments sold but not yet purchased, are classified as Level 3 of the fair value hierarchy.

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

Index

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

Available for sale securities

Available for sale securities are comprised primarily of MBS, CMOs, and other equity securities held predominately by RJ Bank (the “RJ Bank AFS Securities”), and ARS held by a non-broker-dealer subsidiary of RJF (collectively referred to as the “RJF AFS Securities”). Of the RJF AFS Securities, 85% of the portfolio is classified as Level 2 and 15% is classified as Level 3, of the fair value hierarchy.

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

The fair value of agency and non-agency securities included within the RJ Bank AFS Securities is determined by obtaining third party pricing service bid quotations from two independent pricing services. Third party pricing service bid quotations are based on either current market data or the most recently available market data. The third party pricing services provide comparable price evaluations utilizing available market data for similar securities. The market data the third party pricing services utilize for these price evaluations includes observable data comprised of benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data including market research publications, and loan performance experience. In order to validate that the pricing information used by the primary third party pricing service is observable, we request, on a quarterly basis, some of the key market data available for a sample of securities and compare this data to that which we observed in our independent accumulation of market information. Securities valued using these valuation techniques are classified within Level 2 of the fair value hierarchy.

For non-agency securities within the RJ Bank AFS Securities where a significant difference exists between the primary third party pricing service bid quotation and the secondary third party pricing service, we utilize a discounted cash flow analysis to determine which third party price quote is more representative of fair value under the current market conditions. The fair values for most non-agency securities at September 30, 2016 were based on the respective primary third party pricing service bid quotation. Securities measured using these valuation techniques are generally classified within Level 2 of the fair value hierarchy.

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

Index

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

Private equity investments

Private equity investments are carried at either NAV as a practical expedient, or fair value utilizing valuation techniques categorized as Level 3 in the fair value hierarchy. Our total private equity investments as of September 30, 2016 amount to $195 million prior to the consideration of the noncontrolling interest portion we do not own. Of this, 57% are valued using the NAV as a practical expedient, and 43% are valued at fair value. The valuation of these investments at fair value requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets. As a result, these values cannot be determined with precision and the calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument. In comparison, our total private equity investments gross value, prior to the consideration of the noncontrolling interest portion we do not own, as of September 30, 2015 amounted to $209 million. Of this total, 63% were valued using NAV as a practical expedient, and 37% were valued at fair value utilizing valuation techniques categorized as Level 3. See Note 5 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information on our private equity investments, including the amounts associated with noncontrolling interests.

Valuation of identifiable intangible assets

During fiscal year 2016, we acquired Alex. Brown, 3Macs, and Mummert. In each case, we accounted for the acquisition under the acquisition method of accounting with the assets and liabilities recorded as of the acquisition date at their respective fair values in our consolidated financial statements. The assets to be measured at fair value include any acquired identifiable intangible assets including, but not limited to, assets such as trade names, customer relationships, non-compete agreements, and contracts which include favorable terms.

The process of identifying potential identifiable assets to value in any acquisition transaction is subjective, and involves management judgment. Estimating the fair value of identifiable intangible assets involves the use of valuation techniques that rely on significant estimates and assumptions. These estimates and assumptions may include forecasted revenue growth rates, forecasted allocations of expense and risk-adjusted discount rates. We base our fair value estimates on assumptions we believe to be reasonable given the information that is available to us at the time of our assessment; however, actual future results may differ significantly from those estimates.

Index

In some instances, depending on the nature of the intangible asset, the determination of the useful life of the asset can also be subjective, and involve significant management judgment.

The outcome of the identifiable intangible asset valuation process has a direct, inverse impact on the determination of the amount of goodwill arising from the application of the acquisition method of accounting for the transaction. The greater the identifiable intangible asset valuation, the lower the goodwill. Additionally, the greater the identifiable intangible asset, the greater amortization expense associated with such asset will be in future periods, and therefore, the lower future net income will be.

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

In the RJ Ltd. reporting unit testing, we elected to perform quantitative assessments for the two reporting units within RJ Ltd. that include an allocation of goodwill. Although GAAP provides the option to perform a qualitative analysis which may result in a conclusion that no quantitative analysis of the reporting unit equity value is required, for this year’s annual goodwill testing of our two RJ Ltd. reporting units, we elected to perform a quantitative analysis. In these analyses, we make significant assumptions and estimates about the extent and timing of future cash flows and discount rates, as well as utilize data from peer group companies to assess the equity value of each RJ Ltd. reporting unit. Based upon the outcome of our quantitative assessments, we concluded there was no impairment of goodwill. The fair value of the equity of the RJ Ltd. PCG reporting unit was substantially in excess of its book carrying value, which includes goodwill. However, primarily as a result of the unfavorable impacts of the prolonged commodity recession in Canada on our business, most specifically impacting the natural resources sector of that economy, the fair value of the equity of the RJ Ltd. ECM reporting unit is not substantially in excess of its book carrying value, which includes goodwill. The RJ Ltd. ECM reporting unit goodwill balance was $16.9 million as of December 31, 2015, and we estimate that the excess of the fair value of the reporting unit over its carrying value including goodwill approximates 10%. Should the equity market conditions in Canada fail to improve, or we otherwise fail to perform as we have projected, an impairment charge of some portion, or perhaps all, of such goodwill could occur. Refer to Note 13 in the Notes to the Consolidated Financial Statements in this Form 10-K for a discussion of the valuation methodologies and a summary of the key assumptions we applied in determining the fair value of our two RJ Ltd. reporting units. No events have occurred since December 31, 2015 that would cause us to update this impairment testing.

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

Index

Loss provisions

Loss provisions arising from legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K.

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

Loan loss provisions arising from operations of RJ Bank

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio. Refer to Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K for discussion of RJ Bank’s policies regarding the allowance for loan losses, and refer to Note 9 of the Notes to Consolidated Financial Statements in this Form 10-K for quantitative information regarding the allowance balances as of September 30, 2016.

At September 30, 2016, the amortized cost of all RJ Bank loans was $15.4 billion and an allowance for loan losses of $197 million was recorded against that balance. The total allowance for loan losses is equal to 1.30% of the amortized cost of the loan portfolio.
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

In April 2014, the FASB issued new guidance which changes the prior guidance regarding the requirements for reporting discontinued operations. Under the new guidance, a disposal of a component of an entity or a group of components of an entity, are required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (1) the component of an entity or group of components of an entity meets certain criteria to be classified as held for sale. (2) The component of an entity or group of components of an entity is disposed of by sale. (3) The component of an entity or group of components of an entity is disposed of other than by sale (for example by abandonment or in a distribution to owners in a spinoff). The new guidance requires additional disclosures about discontinued operations that meet the above criteria. This new guidance is first effective for the period ended December 31, 2015. Due to the immaterial nature of our disposals in fiscal year 2016, this new guidance did not have any impact on our financial position or results of operations.

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

In June 2014, the FASB issued amended guidance for the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance requires that a performance target that affects vesting of an award and that could be achieved after the requisite service period be treated as a performance condition. This new guidance is first effective for our interim financial report covering the quarter ending December 31, 2016. The adoption of this guidance is not anticipated to have a significant impact on our consolidated financial position or results of operations.

In August 2014, the FASB issued amended guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance: (1) provides for a definition of substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This new guidance is first effective for our interim financial

Index

report covering the quarter ending after December 31, 2016. The adoption of this guidance is not anticipated to have any impact on our consolidated financial statements or related disclosures.

In November 2014, the FASB issued amended guidance regarding the accounting for hybrid financial instruments (which in this context would apply to any shares of RJF stock that include embedded derivative features such as conversion rights, redemption rights, voting rights, and liquidation and dividend payment preferences) issued in the form of a share. The new guidance clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. This new guidance is first effective for our interim financial report covering the quarter ending December 31, 2016. The adoption of this guidance is not anticipated to have any impact on our financial position and results of operations.

In January 2015, the FASB issued guidance that eliminates from GAAP the concept of extraordinary items. This new guidance is effective for us for our fiscal year commencing on October 1, 2016. Given that the adoption of this new guidance could impact certain presentations in our consolidated statements of income, depending upon the nature of future events and circumstances, but would not impact our determinations of net income presented in such statements, we do not anticipate that the adoption of this guidance will have any impact on the presentation of our results of operations.

In February 2015, the FASB issued amended guidance to the consolidation model. In October 2016, the FASB issued an additional amendment to this guidance. The impact of these amendments on the consolidation model are to:

•
Eliminate the deferral of the application of the new consolidation model, which had resulted in the application of prior accounting guidance to consolidation determinations of certain investment funds (see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K for a discussion of how this deferral is applicable to our Managed Funds).

•	Make certain changes to the variable interest consolidation model.

•	Make certain changes to the voting interest consolidation model.

This amended guidance is effective for us for our fiscal year commencing on October 1, 2016. The adoption of this new guidance will likely impact our financial statements in the following manner:

•
Will likely change certain historical conclusions that we are the primary beneficiary of certain LIHTC Funds. We currently anticipate that we will deconsolidate each of the non-guaranteed LIHTC Funds we currently consolidate.

•
We will apply this new guidance to our Managed Funds, but do not anticipate that we will conclude that we are the primary beneficiary of such Managed Funds. Accordingly, we believe that our historical practice of not consolidating the Managed Funds will continue after the adoption of this amended guidance.

We believe the application of this amended guidance will significantly improve the meaningfulness of our consolidated financial statements. We will adopt this amended guidance in our interim financial report covering the quarter ending December 31, 2016.

In April 2015, the FASB issued guidance governing the presentation of debt issuance costs in the consolidated financial statements. Under the new guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued additional clarifying guidance indicating that for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This new guidance first became effective for this financial report covering the year ended September 30, 2016. See Note 1 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding our adoption of this guidance.

In April 2015, the FASB issued guidance governing a customer’s accounting for fees paid in a cloud computing arrangement. Under the new guidance, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This new guidance is effective for us for our fiscal year commencing on October 1, 2016. Given that we have a limited number of cloud computing arrangements, we do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements.

In May 2015, the FASB issued guidance governing disclosures for entities who elect to measure the fair value of certain investments in certain entities using the net asset value per share (or its equivalent) practical expedient. Under the new guidance, the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset

Index

value practical expedient is eliminated. Additionally, the new guidance eliminates the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient, rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. We adopted this new guidance as of September 30, 2016, its adoption impacted certain of our fair value disclosures, however, it did not have an impact on our financial position. See Notes 1 and 5 in the Notes to Consolidated Financial Statements in this Form 10-K for additional information.

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

In November 2015, the FASB issued guidance simplifying the presentation of deferred income taxes on the statement of financial position by eliminating the requirement to separately present current and noncurrent deferred tax liabilities and assets on such statements. Given that we do not present current and noncurrent balances separately on our consolidated statements of financial position, this simplifying guidance will have no impact our consolidated statements of financial position.

In January 2016, the FASB issued guidance related to the accounting for financial instruments. Among its provisions, this new guidance:

•
Requires equity investments (other than those accounted for under the equity method or those that result from the consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any.

•	Simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment.

•
Eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

•	Requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

•
Requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option.

•
Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

•	Clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets.

This new guidance is effective for us for our fiscal year commencing on October 1, 2018. Early adoption is generally not permitted. We are evaluating the impact, if any, the adoption of this new guidance will have on our financial position and results of operations.

In February 2016, the FASB issued new guidance related to the accounting for leases. The new guidance requires the recognition of assets and liabilities on the balance sheet related to the rights and obligations created by lease agreements regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease will primarily depend upon its classification as a finance or operating lease. The new guidance requires new disclosures to help financial statement users better understand the amount, timing, and cash flows

Index

arising from leases. The new guidance is first effective for our financial report covering the quarter ended December 31, 2019, early adoption is permitted. This new guidance will impact our financial position and results of operations. We are evaluating the magnitude of such impact.

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

In March 2016, the FASB issued amended guidance related to stock compensation. The amended guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amended guidance is first effective for our financial report covering the quarter ended December 31, 2017, although early adoption is permitted. We believe the adoption of this new guidance will improve the meaningfulness of the presentation of our financial position and results of operations and we plan to adopt this guidance early, after we have satisfactorily addressed all of its provisions. We anticipate, based upon the fair value of RJF shares as of September 30, 2016, that the implementation of this guidance will have a favorable impact on our tax expense and net earnings, beginning in the period of adoption.

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

In August 2016, the FASB issued amended guidance related to the Statement of Cash Flows. The amended guidance involves several aspects of the classification of certain cash receipts and cash payments including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including

Index

bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The amended guidance is first effective for our financial report covering the quarter ended December 31, 2017, early adoption is permitted. The adoption of this new guidance will impact our Statement of Cash Flows, however, we are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

In October 2016, the FASB issued guidance related to the accounting for income tax consequences of intra-entity transfers of assets. Current GAAP prohibits the recognition of current and deferred income taxes for intra-entity asset transfer until the asset has been sold to an outside party. Under the new guidance, an entity should recognize the income tax consequences of an inter-entity transfer of an asset when the transfer occurs. The guidance is first effective for our financial report covering the quarter ended December 31, 2018, early adoption is permitted. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

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

Changes in value of our trading inventory may result from fluctuations in interest rates, obligor creditworthiness equity prices, macroeconomic factors, risk aversion, investor expectations, asset liquidity, and dynamic relationships among these factors. We manage our trading inventory by product type and have established trading divisions with responsibility for particular product types. Our primary method of controlling risk in our trading inventory is through the establishment and monitoring of risk-based limits and limits on the dollar amount of securities positions held overnight in inventory. A hierarchy of limits exists at levels including firm, division, asset type (organized as trading desks, e.g., for OTC equities, corporate bonds, municipal bonds) asset sub-type (e.g. below-investment grade positions), and individual trader. Position limits in trading inventory accounts are monitored

Index

on a daily basis. Consolidated position and exposure reports are prepared and distributed daily to senior management. Trading positions are carefully monitored for potential limit violations. Management likewise monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For our derivatives positions, which are composed primarily of interest rate swaps but include futures contracts and forward foreign exchange contracts, we monitor daily their exposure in our derivatives subsidiary against established limits with respect to a number of factors, including interest rate, foreign exchange spot and forward rates, spread, ratio, basis, and volatility risk. These derivative exposures are monitored both on a total portfolio basis and separately for each agreement for selected maturity periods.

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

The Fed’s MRR requires us to perform daily back testing procedures of our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which excludes fees, commissions, reserves, net interest income, and intraday trading. Based on these daily “ex ante” versus “ex post” comparisons, we verify that the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the twelve months ended September 30, 2016, our regulatory-defined daily loss in our trading portfolios exceeded our predicted VaR once.

The following table sets forth the high, low, and daily average VaR for all of our trading portfolios, including fixed income, equity, and derivative instruments, as of the period and dates indicated:

	Year ended September 30, 2016			VaR at September 30,
	High	Low	Daily Average	2016	2015
	(in thousands)
Daily VaR	$2,735	$619	$1,584	$1,804	$1,173

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

Index

Separately, RJF provides additional market risk disclosures to comply with the MRR. The results of the application of this market risk capital rule are available on our website under “More... - Investors - Financial Reports - Market Risk Rule Disclosure” within 45 days after the end of each of our reporting periods (the information on our website is not incorporated by reference into this report).

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

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS which are issued on behalf of various state and local HFAs (see further description of these activities in the Item 1 Business, Capital Markets section in this report). These activities result in exposure to interest rate risk. In order to hedge the interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into to be announced (“TBA”) security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future. See Notes 2 and 21 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding these activities and the related balances outstanding as of September 30, 2016.

Banking operations

RJ Bank maintains an earning asset portfolio that is comprised of C&I loans, tax-exempt loans, SBL, and commercial and residential real estate loans, as well as MBS and CMO’s (both of which are held in the available for sale securities portfolio), SBA loan securitizations and a trading portfolio of corporate loans.  Those earning assets are primarily funded by RJ Bank’s obligations to customers (i.e. customer deposits).  Based on its current earning asset portfolio, RJ Bank is subject to interest rate risk.  The current economic environment has led to an extended period of low market interest rates.  As a result, the majority of RJ Bank’s adjustable rate assets and liabilities have experienced a reduction in interest rate yields and costs that reflect these very low market interest rates.  During the year, RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

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

Index

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model:

Instantaneous changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)
+300	$570,203	1.72%
+200	$575,174	2.61%
+100	$579,272	3.34%
0	$560,561	—
-50	$507,221	(9.52)%

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

The following table presents an analysis of RJ Bank’s estimated EVE sensitivity based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model:

Instantaneous changes in rate	Projected change in EVE

+300	(12.65)%
+200	(7.75)%
+100	(1.62)%
0	—
-50	(9.94)%

The following table shows the contractual maturities of RJ Bank’s loan portfolio at September 30, 2016, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One year or less	>One year – five years	> 5 years	Total(1)
	(in thousands)
Loans held for sale	$—	$—	$202,967	$202,967
Loans held for investment:
C&I loans	188,267	4,742,258	2,539,848	7,470,373
CRE construction loans	22,914	70,247	29,557	122,718
CRE loans	273,463	1,735,356	545,252	2,554,071
Tax-exempt loans	—	5,250	735,694	740,944
Residential mortgage loans	1,600	5,735	2,434,234	2,441,569
SBL	1,899,825	5,002	—	1,904,827
Total loans held for investment	2,386,069	6,563,848	6,284,585	15,234,502
Total loans	$2,386,069	$6,563,848	$6,487,552	$15,437,469

(1) Excludes any net unearned income and deferred expenses.

Index

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at September 30, 2016:

	Interest rate type
	Fixed	Adjustable		Total(1)
	(in thousands)
Loans held for sale	$3,614	$199,353		$202,967
Loans held for investment:
C&I loans	3,200	7,278,906	(2)	7,282,106
CRE construction loans	—	99,804	(2)	99,804
CRE loans	43,356	2,237,252	(2)	2,280,608
Tax-exempt loans	740,944	—		740,944
Residential mortgage loans	212,186	2,227,783	(2) (3)	2,439,969
SBL	5,002	—		5,002
Total loans held for investment	1,004,688	11,843,745		12,848,433
Total loans	$1,008,302	$12,043,098		$13,051,400

(1)	Excludes any net unearned income and deferred expenses.

(2)
Related contractual loan terms may include an interest rate floor and/or fixed interest rates for a certain period of time, which would impact the timing of the interest rate reset for the respective loan.

(3)	See the discussion within the “Risk Monitoring process” section of Item 7A in this report for additional information regarding RJ Bank’s interest-only loan portfolio and related repricing schedule.

Other

Within our available for sale securities portfolio, we hold ARS, which are long-term variable rate securities tied to short-term interest rates. As short-term interest rates rise, due to the variable nature of the penalty interest rate provisions embedded in most of these securities in the event auctions fail to set the security’s interest rate, then a penalty rate that is specified in the security increases.  These penalty rates are based upon a stated interest rate spread over what is typically a short-term base interest rate index.  These securities are carried on our Consolidated Statements of Financial Condition at fair value, changes in interest rates impact the fair value (see notes 2 and 5 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information on the fair value of these securities. Management estimates that at some level of increase in short-term interest rates, issuers of the securities will have the economic incentive to refinance (and thus prepay) the securities.  The faster and steeper short-term interest rates rise, the earlier prepayments will likely occur and the higher the fair value of the security.

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

In addition, RJF’s private equity investments may be impacted by equity prices.

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

We have foreign exchange risk in our investment in RJ Ltd., of approximately CDN $325 million at September 30, 2016, which is not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in other comprehensive

Index

income (loss) (“OCI”) on our Consolidated Statements of Income and Comprehensive Income, see Note 22 of the Notes to Consolidated Financial Statements in this Form 10-K for further information regarding all of our components of OCI.

We also have foreign exchange risk associated with our investments in subsidiaries located in the United Kingdom, France, Germany, and South America. These investments are not hedged and we do not believe we have material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries.

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

RJ Bank’s allowance for loan losses methodology is described in Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K. As RJ Bank’s loan portfolio is segregated into six portfolio segments, likewise, the allowance for loan losses is segregated by these same segments.  The risk characteristics relevant to each portfolio segment are as follows:

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

In evaluating credit risk, RJ Bank considers trends in loan performance, the level of allowance coverage relative to similar banking institutions, industry or customer concentrations, the loan portfolio composition and macroeconomic factors. During fiscal year 2016 corporate profit levels declined slightly and have remained weak as compared to historic levels. Unemployment rates have remained relatively flat. Retail sales continue to be sluggish and credit quality trends, while improved in some sectors, remain somewhat tenuous. The volatility in residential home values in certain geographies has continued to have an impact on

Index

residential mortgage loan performance. All of these factors have a potentially negative impact on loan performance and net charge-offs. However, during fiscal year 2016, corporate borrowers have continued to access the markets for new equity and debt.

Several factors were taken into consideration in evaluating the allowance for loan losses at September 30, 2016, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate. There was no material change in RJ Bank’s methodology for determining the allowance for loan losses during the twelve months ended September 30, 2016.

Changes in the allowance for loan losses of RJ Bank are as follows:

	For the year ended September 30,
	2016	2015	2014	2013	2012
	($ in thousands)
Allowance for loan losses, beginning of year	$172,257	$147,574	$136,501	$147,541	$145,744
Provision for loan losses	28,167	23,570	13,565	2,565	25,894
Charge-offs:
C&I loans	(2,956)	(1,191)	(1,845)	(813)	(10,486)
CRE loans	—	—	(16)	(9,599)	(2,000)
Residential mortgage loans	(1,470)	(1,667)	(2,015)	(6,771)	(15,270)
SBL	—	—	—	(254)	(96)
Total charge-offs	(4,426)	(2,858)	(3,876)	(17,437)	(27,852)
Recoveries:
C&I loans	—	611	16	117	—
CRE loans	—	3,773	80	1,680	1,074
Residential mortgage loans	1,417	1,206	1,998	2,299	2,543
SBL	—	25	35	32	21
Total recoveries	1,417	5,615	2,129	4,128	3,638
Net (charge-offs) recoveries	(3,009)	2,757	(1,747)	(13,309)	(24,214)
Foreign exchange translation adjustment	(37)	(1,644)	(745)	(296)	117
Allowance for loan losses, end of year	$197,378	$172,257	$147,574	$136,501	$147,541

Allowance for loan losses to total bank loans outstanding	1.30%	1.32%	1.33%	1.52%	1.81%

The primary factors influencing the provision for loan losses during the year as compared to the prior year include higher corporate loan growth, the charges during the current year resulting from loans outstanding within the energy sector, as well as additional provision for corporate loan downgrades resulting in higher criticized loans as compared to the prior year. The allowance for loan losses of $197 million as of September 30, 2016 increased from the prior year due to significant loan portfolio growth during the fiscal year. The allowance for loan losses to total bank loans outstanding declined to 1.30% at September 30, 2016 from 1.32% at September 30, 2015.

Index

The following table presents net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment:

	For the year ended September 30,
	2016		2015		2014
	Net loan (charge-off) amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$(2,956)	0.04%	$(580)	0.01%	$(1,829)	0.03%
CRE loans	—	—	3,773	0.22%	64	—
Residential mortgage loans	(53)	—	(461)	0.02%	(17)	—
SBL	—	—	25	—	35	—
Total	$(3,009)	0.02%	$2,757	0.02%	$(1,747)	0.02%

	For the year ended September 30,
	2013		2012
	Net loan (charge-off) amount	% of avg. outstanding loans	Net loan (charge-off) amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$(696)	0.01%	$(10,486)	0.22%
CRE loans	(7,919)	0.73%	(926)	0.11%
Residential mortgage loans	(4,472)	0.26%	(12,727)	0.73%
SBL	(222)	0.05%	(75)	0.08%
Total	$(13,309)	0.15%	$(24,214)	0.32%

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. Net loan charge-off activity during the current year as compared to the prior year increased $6 million as the current year reflected net charge-offs resulting from the resolution of certain corporate criticized loans while the prior year reflected net recoveries in the corporate loan portfolio for that respective fiscal year. Continued improved credit characteristics in the residential mortgage loan portfolio have resulted in insignificant amounts of net charge-offs during each of our fiscal years 2016 and 2015.

Index

The table below presents nonperforming loans and total allowance for loan losses:

	September 30,
	2016		2015		2014
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	( $ in thousands)
Loans held for investment:
C&I loans	$35,194	$(137,701)	$—	$(117,623)	$—	$(103,179)
CRE construction loans	—	(1,614)	—	(2,707)	—	(1,594)
CRE loans	4,230	(36,533)	4,796	(30,486)	18,876	(25,022)
Tax-exempt loans	—	(4,100)	—	(5,949)	—	(1,380)
Residential mortgage loans	41,783	(12,664)	47,823	(12,526)	61,789	(14,350)
SBL	—	(4,766)	—	(2,966)	—	(2,049)
Total	$81,207	$(197,378)	$52,619	$(172,257)	$80,665	$(147,574)
Total nonperforming loans as a % of RJ Bank total loans	0.53%		0.40%		0.73%

	September 30,
	2013		2012
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	($ in thousands)
Loans held for investment:
C&I loans	$89	$(95,994)	$19,517	$(92,409)
CRE construction loans	—	(1,000)	—	(739)
CRE loans	25,512	(19,266)	8,404	(27,546)
Residential mortgage loans	76,357	(19,126)	78,739	(26,138)
SBL	—	(1,115)	—	(709)
Total	$101,958	$(136,501)	$106,660	$(147,541)
Total nonperforming loans as a % of RJ Bank total loans	1.14%		1.31%

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans increased during the year ended September 30, 2016.  This increase was due to a $35 million increase in nonperforming C&I loans partially offset by a $6 million decrease in nonperforming residential mortgage loans. Included in nonperforming residential mortgage loans are $40 million in loans for which $20 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance.

The nonperforming loan balances above excludes $14 million, $15 million, $14 million, $10 million, and $13 million as of September 30, 2016, 2015, 2014, 2013 and 2012 respectively, of residential troubled debt restructurings (“TDR”) which were returned to accrual status in accordance with our policy.

Loan underwriting policies

A component of RJ Bank’s credit risk management strategy is conservative, well-defined policies and procedures. RJ Bank’s underwriting policies for the major types of loans are:

SBL and residential mortgage loan portfolio

RJ Bank’s residential mortgage loan portfolio consists of first mortgage loans originated by RJ Bank via referrals from our PCG financial advisors and the general public as well as first mortgage loans purchased by RJ Bank. All of RJ Bank’s residential mortgage loans adhere to strict underwriting parameters pertaining to credit score and credit history, debt-to-income ratio of the borrower, LTV, and combined LTV (including second mortgage/home equity loans). Approximately 85% of the residential loans are fully documented loans and 98% of the residential mortgage loan portfolio is owner-occupant borrowers for their primary or

Index

second home residences, of which approximately 85% is for their primary residences. Approximately 10% of the first lien residential mortgage loans are ARMs with interest-only payments based on a fixed rate for an initial period of the loan, typically five to seven years, then become fully amortizing, subject to annual and lifetime interest rate caps. A high percentage of our originated 15 or 30-year fixed-rate mortgage loans are sold in the secondary market. RJ Bank’s SBL portfolio is comprised of loans fully collateralized by client’s marketable securities and represents 12% of RJ Bank’s total loan portfolio. The underwriting policy for RJ Bank’s SBL primarily includes a review of collateral, including LTV, with a limited review of repayment history.

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

Corporate loan portfolio

RJ Bank’s corporate loan portfolio is comprised of approximately 480 borrowers, the majority of which are underwritten, managed and reviewed at RJ Bank’s corporate headquarters location, which facilitates close monitoring of the portfolio by credit risk personnel, relationship officers and senior RJ Bank executives. RJ Bank’s corporate loan portfolio is diversified among a number of industries in both the U.S. and Canada and comprised of project finance real estate loans, commercial lines of credit and term loans, the majority of which are participations in Shared National Credit (“SNC”) or other large syndicated loans, and tax-exempt loans. RJ Bank is sometimes involved in the syndication of the loan at inception and some of these loans have been purchased in the secondary trading markets. As the process for evaluating the SNCs or other large syndications is consistent with the process for the other C&I, CRE and CRE construction loans in the portfolio, there is no additional credit risk with syndicated loans as compared to any other C&I, CRE and CRE construction loan in RJ Bank’s corporate loan portfolio. RJ Bank’s tax-exempt loans are long-term loans to governmental and nonprofit entities. These loans generally have lower overall credit risk, but are subject to other risks that are not usually present with corporate clients including the risk associated with the constituency served by a local government and the risk in ensuring an obligation has appropriate tax treatment. The remainder of the corporate loan portfolio is comprised of smaller participations and direct loans. There are no subordinated loans or mezzanine financings in the corporate loan portfolio.

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

Risk monitoring process

Another component of the credit risk strategy at RJ Bank is the ongoing risk monitoring and review processes for all residential, SBL and corporate credit exposures as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies.  There are various other factors included in these processes, depending on the loan portfolio.

SBL and residential mortgage loans

The marketable collateral securing RJ Bank’s SBL is monitored on a daily basis. Collateral adjustments are made by the borrower as necessary to ensure RJ Bank’s loans are adequately secured, resulting in minimizing its credit risk. Collateral calls have been minimal relative to our SBL portfolio with no losses incurred to date.

We track and review many factors to monitor credit risk in RJ Bank’s residential mortgage loan portfolio. The qualitative factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, borrower credit scores, occupancy (i.e., owner occupied, second home or investment property), level of documentation, loan purpose, geographic concentrations, average loan size, loan policy exceptions, and updated LTV ratios.  These qualitative measures, while

Index

considered and reviewed in establishing the allowance for loan losses, have not resulted in any material quantitative adjustments to RJ Bank’s historical loss rates.

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

The current average estimated LTV is 54% for the total residential mortgage loan portfolio. Residential mortgage loans with estimated LTVs in excess of 100% represent slightly less than 1% of the residential mortgage loan portfolio.  Credit risk management considers this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage loan portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

At September 30, 2016, loans over 30 days delinquent (including nonperforming loans) decreased to 1.20% of residential mortgage loans outstanding, compared to 1.69% over 30 days delinquent at September 30, 2015.  Additionally, our September 30, 2016 percentage compares favorably to the national average for over 30 day delinquencies of 4.49% as most recently reported by the Fed.  RJ Bank’s significantly lower delinquency rate as compared to its peers is the result of both our uniform underwriting policies and the lack of subprime loans and limited amount of non-traditional loan products.

The following table presents a summary of delinquent residential mortgage loans:

	Delinquent residential loans (amount)			Delinquent residential loans as a percentage of outstanding loan balances
	30-89 days	90 days or more	Total(1)	30-89 days	90 days or more	Total(1)
	($ in thousands)
September 30, 2016
Residential mortgage loans:
First mortgage loans	$3,950	$25,429	$29,379	0.16%	1.05%	1.21%
Home equity loans/lines	—	20	20	—	0.10%	0.10%
Total residential mortgage loans	$3,950	$25,449	$29,399	0.16%	1.04%	1.20%

September 30, 2015
Residential mortgage loans:
First mortgage loans	$4,849	$28,036	$32,885	0.25%	1.44%	1.69%
Home equity loans/lines	30	231	261	0.14%	1.09%	1.23%
Total residential mortgage loans	$4,879	$28,267	$33,146	0.25%	1.44%	1.69%

(1)	Comprised of loans which are two or more payments past due as well as loans in process of foreclosure.

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. With all residential first mortgages serviced by a third party, the primary collection effort resides with the servicer. RJ Bank personnel direct and actively monitor the servicers’ efforts through extensive communications regarding individual loan status changes and requirements of timely and appropriate collection or property management actions and reporting, including management of third parties used in the collection process (appraisers, attorneys, etc.). Additionally, every residential mortgage loan over 60 days past due is reviewed by RJ Bank personnel monthly and documented in a written report detailing delinquency information, balances, collection status, appraised value, and other data points. RJ Bank senior management meets monthly to discuss the status, collection strategy and charge-off/write-down recommendations on every residential mortgage loan over 60 days past due. Updated collateral valuations are obtained for loans over 90 days past due and charge-offs are taken on individual loans based on these valuations.

Index

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

September 30, 2016			September 30, 2015
	Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans		Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans
CA (1)	21.0%	3.2%	FL	20.5%	2.9%
FL	18.9%	2.9%	CA (1)	19.6%	2.8%
TX	7.1%	1.1%	NY	5.9%	0.8%
NY	5.5%	0.8%	TX	5.8%	0.8%
IL	3.6%	0.6%	NJ	4.2%	0.6%

(1)
The concentration ratios for the state of California excludes 4.4% and 4.7% from the computation of loans outstanding as a percentage of RJ Bank total residential mortgage loans, and 0.7% and 0.9% from the computation of loans outstanding as a percentage of RJ Bank total loans, for September 30, 2016 and 2015 respectively, for loans purchased from a large investment grade institution that have full repurchase recourse for any delinquent loans.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At September 30, 2016 and 2015, these loans totaled $308 million and $264 million, respectively, or approximately 10% and 15% of the residential mortgage portfolio, respectively.  At September 30, 2016, the balance of amortizing, former interest-only, loans totaled $296 million.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at September 30, 2016, begins amortizing is 4.8 years.  The outstanding balance of loans that were interest-only at origination and based on their contractual terms are scheduled to reprice, are as follows:

September 30, 2016
(in thousands)
One year or less	$59,128
Over one year through two years	10,830
Over two years through three years	16,235
Over three years through four years	36,078
Over four years through five years	26,942
Over five years	158,624
Total outstanding residential interest-only loan balance	$307,837

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	September 30, 2016	September 30, 2015
Residential first mortgage loan weighted-average LTV/FICO	65%/760	66%/757

Corporate loans

Credit risk in RJ Bank’s corporate loan portfolio is monitored on an individual loan basis for trends in borrower operating performance, payment history, credit ratings, collateral performance, loan covenant compliance, semi-annual SNC exam results, municipality demographics, and other factors including industry performance and concentrations. As part of the credit review process the loan grade is reviewed at least quarterly to confirm the appropriate risk rating for each credit. The individual loan ratings resulting from the SNC exams are incorporated in RJ Bank’s internal loan ratings when the ratings are received and if the SNC rating is lower on an individual loan than RJ Bank’s internal rating, the loan is downgraded. While RJ Bank considers historical SNC exam results in its loan ratings methodology, differences between the SNC exam and internal ratings on individual loans typically arise due to subjectivity of the loan classification process. These differences may result in additional provision for loan losses in periods when SNC exam results are received. See Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K, specifically the bank loans and allowances for losses section, for additional information on RJ Bank’s allowance for loan loss policies. See the Credit Risk section in Item 7A of this report for additional information on RJ Bank’s corporate loan portfolio.

Index

At September 30, 2016, other than loans classified as nonperforming, there were no loans that were delinquent greater than 30 days.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

September 30, 2016			September 30, 2015
	Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans		Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans
Office (real estate)	5.6%	4.0%	Retail real estate	5.8%	4.3%
Hospitality	5.2%	3.7%	Pharmaceuticals	5.7%	4.2%
Consumer products and services	5.0%	3.6%	Consumer products and services	5.5%	4.1%
Retail real estate	4.6%	3.3%	Hospitality	5.4%	4.0%
Power & infrastructure	4.6%	3.3%	Automotive/transportation	4.5%	3.3%

RJ Bank’s energy loan portfolio is primarily comprised of loans to mid-stream pipeline and other borrowers that are not directly exposed to the commodity. At September 30, 2016, the total commitment for these loans was $696 million, of which $408 million was outstanding, representing 4% of RJ Bank’s total corporate loan portfolio and 3% of RJ Bank’s total loans. There was $83 million of this outstanding balance rated as criticized loans. As of September 30, 2016, RJ Bank had provided an allowance for loan losses of $30 million for its energy loan portfolio, representing 7% of this loan portfolio.

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

We have an Operational Risk Management Committee (chaired by our Chief Operating Officer and comprised of senior managers), which reviews and addresses operational risks across our businesses. The committee establishes, and from time-to-time will reassess, risk appetite levels for major operational risks, monitors operating unit performance for adherence to defined risk tolerances, and establishes policies for risk management at the enterprise level.

As more fully described in the discussion of our business technology risks included in Item 1A: Risk Factors in this report, notwithstanding that we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code and other events that could have an impact on the security and stability of our operations.  If one or more of these events were to occur, this could jeopardize the information we confidentially maintain, including that of our clients and counterparties, which is processed, stored in and transmitted through our

Index

computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our clients or counterparties. To-date, we have not experienced any material losses relating to cyber-attacks or other information security breaches, however, there can be no assurances that we will not suffer such losses in the future.

Regulatory and legal risk

We have comprehensive procedures addressing regulatory capital requirements, sales and trading practices, use of and safekeeping of client funds, extension of credit, collection activities, money laundering and record keeping. We have designated Anti-Money Laundering (“AML”) Officers in each of our subsidiaries who monitor compliance with regulations adopted under the Patriot Act.

We expect that compliance with the DOL Rule and reliance on the BIC Exemption and the Principal Transactions Exemption will require us to incur increased legal, compliance and information technology costs. In addition, we may face enhanced legal risks. Refer to the “Regulation” section of Item 1 in this Form 10-K for a discussion of the DOL Rule.

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

In recent years, we have made and expect to continue to expand our deployment of significant resources in support of our AML program. We have significantly increased the number of associates dedicated to AML monitoring, expanded training for

Index

our associates, and during fiscal year 2016 implemented a leading AML software solution. All of these activities allow us to increase our monitoring and detection of suspicious and reportable activities.

We hold certain private equity investments which are subject to the Volcker Rule. The conformance period for compliance with the rule with respect to investments in certain illiquid funds has been extended and Banking Entities may still apply for an additional five-year extension with respect to investments in certain illiquid funds. The extension of the conformance deadline provides us with additional time to realize the value of these investments in due course and implement any additional actions necessary for conformance with the rule. To the extent that any of our covered funds satisfy the Fed’s criteria for further extension for certain illiquid funds, we may apply for such extensions, although there is no assurance that any such extension would be granted. While we anticipate the liquidation of these investments to take place over a number of years, many of these fund investments meet the definition of prohibited “covered funds” as defined by the Volcker Rule of the Dodd-Frank Act.  In order to be compliant with the Volcker Rule by its’ July 2017 conformance period, it is possible that we may be required to sell our interests in such funds.  If that occurs, we may receive a value for our interests that is less than the carrying value as there is a limited secondary market for these investments and we may be unable to sell them in orderly transactions. See further discussion of these regulations in the Regulatory section of Item 1 in this report, and see Note 5 of our Notes to Consolidated Financial Statements within this Form 10-K for information on the fair value of these private equity investments.

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

We have audited the accompanying consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries (the “Company” or “Raymond James”) as of September 30, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raymond James as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Raymond James’ internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 22, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Tampa, Florida
November 22, 2016
Certified Public Accountants

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2016	2015
	(in thousands)
Assets:
Cash and cash equivalents	$1,650,452	$2,601,006
Assets segregated pursuant to regulations and other segregated assets	4,889,584	2,905,324
Securities purchased under agreements to resell and other collateralized financings	470,222	474,144
Financial instruments, at fair value:
Trading instruments	766,805	690,551
Available for sale securities	859,398	513,730
Private equity investments	194,634	209,088
Other investments	296,844	248,751
Derivative instruments associated with offsetting matched book positions	422,196	389,457
Receivables:
Brokerage clients, net	2,714,782	2,185,296
Stock borrowed	170,860	124,373
Bank loans, net	15,210,735	12,988,021
Brokers-dealers and clearing organizations	164,908	134,890
Loans to financial advisors, net	838,721	488,760
Other	615,853	514,000
Deposits with clearing organizations	245,364	207,488
Prepaid expenses and other assets	777,224	693,739
Investments in real estate partnerships held by consolidated variable interest entities	157,228	199,678
Property and equipment, net	321,457	255,875
Deferred income taxes, net	322,024	266,899
Goodwill and identifiable intangible assets, net	504,442	376,962
Total assets	$31,593,733	$26,468,032

(continued on next page)

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued from previous page)

	September 30,
	2016	2015
	($ in thousands)
Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$328,938	$287,993
Securities sold under agreements to repurchase	193,229	332,536
Derivative instruments associated with offsetting matched book positions, at fair value	422,196	389,457
Payables:
Brokerage clients	6,444,671	4,671,073
Stock loaned	677,761	478,573
Bank deposits	14,262,547	11,919,881
Brokers-dealers and clearing organizations	306,119	164,054
Trade and other	590,560	729,245
Other borrowings	608,658	703,065
Accrued compensation, commissions and benefits	915,954	842,527
Loans payable of consolidated variable interest entities	12,597	25,960
Senior notes payable	1,680,587	1,137,570
Total liabilities	26,443,817	21,681,934
Commitments and contingencies (see Note 21)
Equity
Preferred stock; $.10 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 151,424,947 shares issued as of September 30, 2016 and 149,283,682 shares issued as of September 30, 2015. Shares outstanding of 141,544,511 as of September 30, 2016 and 142,750,653 as of September 30, 2015	1,513	1,491
Additional paid-in capital	1,498,921	1,344,779
Retained earnings	3,832,332	3,419,719
Treasury stock, at cost; 9,766,846 common shares at September 30, 2016 and 6,364,706 common shares at September 30, 2015	(362,937)	(203,455)
Accumulated other comprehensive loss	(55,733)	(40,503)
Total equity attributable to Raymond James Financial, Inc.	4,914,096	4,522,031
Noncontrolling interests	235,820	264,067
Total equity	5,149,916	4,786,098
Total liabilities and equity	$31,593,733	$26,468,032

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended September 30,
	2016	2015	2014
	(in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$3,498,615	$3,443,038	$3,241,525
Investment banking	304,155	323,660	340,821
Investment advisory and related administrative fees	392,326	385,238	362,362
Interest	640,325	543,207	480,886
Account and service fees	511,326	457,913	407,707
Net trading profit	91,591	58,512	64,643
Other	82,006	96,596	67,516
Total revenues	5,520,344	5,308,164	4,965,460
Interest expense	(117,077)	(107,954)	(104,091)
Net revenues	5,403,267	5,200,210	4,861,369
Non-interest expenses:
Compensation, commissions and benefits	3,624,747	3,525,378	3,312,635
Communications and information processing	279,746	266,396	252,694
Occupancy and equipment costs	167,455	163,229	161,683
Clearance and floor brokerage	42,732	42,748	39,875
Business development	148,413	158,966	139,672
Investment sub-advisory fees	59,930	59,569	52,412
Bank loan loss provision	28,167	23,570	13,565
Acquisition-related expenses	40,706	—	—
Other	234,000	183,642	172,885
Total non-interest expenses	4,625,896	4,423,498	4,145,421
Income including noncontrolling interests and before provision for income taxes	777,371	776,712	715,948
Provision for income taxes	271,293	296,034	267,797
Net income including noncontrolling interests	506,078	480,678	448,151
Net loss attributable to noncontrolling interests	(23,272)	(21,462)	(32,097)
Net income attributable to Raymond James Financial, Inc.	$529,350	$502,140	$480,248

Net income per common share – basic	$3.72	$3.51	$3.41
Net income per common share – diluted	$3.65	$3.43	$3.32
Weighted-average common shares outstanding – basic	141,773	142,548	139,935
Weighted-average common and common equivalent shares outstanding – diluted	144,513	145,939	143,589

Net income attributable to Raymond James Financial, Inc.	$529,350	$502,140	$480,248
Other comprehensive income (loss), net of tax:(1)
Unrealized (loss) gain on available for sale securities and non-credit portion of other-than-temporary impairment losses	(5,576)	(3,325)	6,021
Unrealized gain (loss) on currency translations, net of the impact of net investment hedges	2,179	(30,640)	(18,635)
Unrealized loss on cash flow hedges	(11,833)	(4,650)	—
Total comprehensive income	$514,120	$463,525	$467,634

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$1,305	$2,489	$4,966
Portion of recoveries recognized in other comprehensive income	(1,305)	(2,489)	(4,993)
Net impairment losses recognized in other revenue	$—	$—	$(27)

(1)	All components of other comprehensive income (loss), net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year ended September 30,
	2016	2015	2014
	(in thousands, except per share amounts)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,491	$1,444	$1,429
Share issuances	22	47	15
Balance, end of year	1,513	1,491	1,444

Additional paid-in capital:
Balance, beginning of year	1,344,779	1,239,046	1,136,298
Employee stock purchases	28,025	23,847	20,234
Exercise of stock options and vesting of restricted stock units, net of forfeitures	16,470	21,351	8,780
Restricted stock, stock option and restricted stock unit expense	73,871	68,196	65,410
Excess tax benefit (reduction of prior tax benefit) from share-based payments	35,121	(8,115)	7,437
Other	655	454	887
Balance, end of year	1,498,921	1,344,779	1,239,046

Retained earnings:
Balance, beginning of year	3,419,719	3,023,845	2,635,026
Net income attributable to Raymond James Financial, Inc.	529,350	502,140	480,248
Cash dividends declared	(116,737)	(106,271)	(91,133)
Other	—	5	(296)
Balance, end of year	3,832,332	3,419,719	3,023,845

Treasury stock:
Balance, beginning of year	(203,455)	(121,211)	(120,555)
Purchases/surrenders	(153,137)	(64,780)	(2,173)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(6,345)	(17,464)	1,517
Balance, end of year	(362,937)	(203,455)	(121,211)

Accumulated other comprehensive loss: (1)
Balance, beginning of year	(40,503)	(1,888)	10,726
Net change in unrealized gain/loss on available for sale securities and non-credit portion of other-than-temporary impairment losses, net of tax	(5,576)	(3,325)	6,021
Net change in currency translations and net investment hedges, net of tax	2,179	(30,640)	(18,635)
Net change in cash flow hedges, net of tax	(11,833)	(4,650)	—
Balance, end of year	(55,733)	(40,503)	(1,888)
Total equity attributable to Raymond James Financial, Inc.	$4,914,096	$4,522,031	$4,141,236

Noncontrolling interests:
Balance, beginning of year	$264,067	$292,020	$335,413
Net loss attributable to noncontrolling interests	(23,272)	(21,462)	(32,097)
Capital contributions	15,179	19,530	22,565
Distributions	(18,312)	(23,570)	(27,093)
Other	(1,842)	(2,451)	(6,768)
Balance, end of year	235,820	264,067	292,020
Total equity	$5,149,916	$4,786,098	$4,433,256

(1)    All components of other comprehensive (loss) income are attributable to Raymond James Financial, Inc.

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$529,350	$502,140	$480,248
Net loss attributable to noncontrolling interests	(23,272)	(21,462)	(32,097)
Net income including noncontrolling interests	506,078	480,678	448,151

Adjustments to reconcile net income including noncontrolling interests to net cash (used in) provided by operating activities:
Depreciation and amortization	72,383	68,315	64,163
Deferred income taxes	(58,798)	(23,462)	(35,171)
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	(25,010)	(42,544)	(22,804)
Provisions for loan losses, legal proceedings, bad debts and other accruals	42,394	34,277	26,414
Share-based compensation expense	76,426	71,488	69,609
Other	36,590	54,527	35,343
Net change in:
Assets segregated pursuant to regulations and other segregated assets	(1,954,079)	(416,060)	1,575,563
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	(135,385)	59,913	206,666
Stock loaned, net of stock borrowed	152,701	95,805	50,767
Loans provided to financial advisors, net of repayments	(344,786)	(81,617)	(34,067)
Brokerage client receivables and other accounts receivable, net	(621,161)	(56,394)	(159,562)
Trading instruments, net	(21,178)	40,656	(46,526)
Prepaid expenses and other assets	28,122	46,896	19,330
Brokerage client payables and other accounts payable	1,817,304	589,464	(1,800,957)
Accrued compensation, commissions and benefits	46,351	28,758	72,294
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	(101,155)	(59,638)	45,811
(Excess tax benefit) reduction of prior tax benefit from share-based payment arrangements	(35,121)	8,115	(7,437)
Net cash (used in) provided by operating activities	(518,324)	899,177	507,587

Cash flows from investing activities:
Additions to property and equipment	(121,733)	(74,111)	(60,149)
Increase in bank loans, net	(2,478,549)	(2,200,861)	(2,391,311)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock, net	(3,231)	(4,446)	(22,161)
Proceeds from sales of loans held for investment	197,557	111,731	183,279
Purchases or contributions, to private equity or other investments, net of proceeds from sales of, or distributions received from, private equity and other investments	(40,352)	(44,574)	42,832
Purchases of available for sale securities	(463,202)	(92,485)	(1,305)
Available for sale securities maturations, repayments and redemptions	95,961	69,757	104,407
Proceeds from sales of available for sale securities	11,062	84,785	49,937
Business acquisitions, net of cash acquired	(175,283)	(15,823)	(2,007)
Other investing activities, net of proceeds received	(4,049)	(1,932)	(286)
Net cash used in investing activities	$(2,981,819)	$(2,167,959)	$(2,096,764)
(continued on next page)

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued from previous page)

	Year ended September 30,
	2016	2015	2014
	(in thousands)
Cash flows from financing activities:
(Repayments of) proceeds from short-term borrowings, net	$(115,000)	$(34,700)	$70,624
Proceeds from Federal Home Loan Bank advances	25,000	550,299	500,367
Repayments of Federal Home Loan Bank advances and other borrowed funds	(4,407)	(509,252)	(4,011)
Proceeds from senior note issuances, net of debt issuance costs	792,221	—	—
Repayment of senior notes payable	(250,000)	—	—
Repayments of borrowings by consolidated variable interest entities which are real estate partnerships	(14,262)	(19,673)	(21,839)
Proceeds from capital contributed to and borrowings of consolidated variable interest entities which are real estate partnerships	—	110	726
Exercise of stock options and employee stock purchases	43,331	47,964	33,633
Increase in bank deposits	2,342,666	1,890,957	733,553
Purchases of treasury stock	(162,502)	(88,542)	(8,427)
Dividends on common stock	(113,435)	(103,143)	(88,102)
Excess tax benefit (reduction of prior tax benefit) from share-based payments	35,121	(8,115)	7,437
Net cash provided by financing activities	2,578,733	1,725,905	1,223,961

Currency adjustment:
Effect of exchange rate changes on cash	(29,144)	(55,180)	(32,337)
Net (decrease) increase in cash and cash equivalents	(950,554)	401,943	(397,553)
Cash and cash equivalents at beginning of year	2,601,006	2,199,063	2,596,616
Cash and cash equivalents at end of year	$1,650,452	$2,601,006	$2,199,063

Supplemental disclosures of cash flow information:
Cash paid for interest	$113,639	$106,313	$101,090
Cash paid for income taxes	$303,793	$378,928	$319,279
Non-cash transfers of loans to other real estate owned	$3,685	$5,870	$6,213

See accompanying Notes to Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016

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

Acquisitions

During fiscal year 2016, we completed our acquisitions of the U.S. Private Client Services unit of Deutsche Bank Wealth Management (“Alex. Brown”), MacDougall, MacDougall & MacTier, Inc. and its wholly owned subsidiaries (“3Macs”) headquartered in Canada, and Mummert & Company Corporate Finance GmbH (“Mummert”) headquartered in Europe. During fiscal year 2015, we completed our acquisitions of Cougar Global Investments Limited (“Cougar”) headquarter in Canada, and the U.S. based The Producers Choice LLC (“TPC”). See Note 3 for additional information on our acquisition activities during fiscal year 2016 and 2015.

Principal subsidiaries

As of September 30, 2016, our principal subsidiaries, all wholly owned, consist of: Raymond James & Associates, Inc. (“RJ&A”) a domestic broker-dealer carrying client accounts; Raymond James Financial Services, Inc. (“RJFS”) an introducing domestic broker-dealer; Raymond James Financial Services Advisors, Inc. (“RJFSA”) a registered investment advisor; Raymond James Ltd. (“RJ Ltd.”) a broker-dealer headquartered in Canada; Eagle Asset Management, Inc. (“Eagle”), a registered investment advisor; and Raymond James Bank, N.A. (“RJ Bank”) a national bank.

Adoption of new accounting guidance

Effective September 30, 2016, we adopted new accounting guidance related to the presentation of debt issuance costs in the consolidated financial statements. Under this new guidance, debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. We have

Index

retroactively applied this guidance to debt liability balances existing in the prior fiscal year, and the applicable prior period balances have been reclassified to conform to the current year presentation. See Note 17 for additional information.

Effective September 30, 2016, we adopted new accounting guidance related to the classification and disclosure of certain investments using the net asset value (“NAV”) as a practical expedient to measure the fair value of the investment. Among its provisions, this new guidance eliminates, for all investments in which fair value is measured using NAV as a practical expedient, the requirement to categorize such investments within the fair value hierarchy. We have retroactively applied this new guidance to investments held in the prior fiscal year, and applicable balances have been reclassified to conform to the current year presentation. See Note 5 for additional information.

Reclassifications

In addition to the reclassification described above, certain other prior period amounts, none of which are material, have been reclassified to conform to the current year presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recognition of revenues

Securities commissions and fees

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

iii.
Independent RIA firms that are owned and operated by a financial advisor who is an independent contractor registered as a RR with RJFS, may receive administrative and custodial services provided by RJFS as an introducing broker-dealer firm to RJ&A. These independent RIA firms operate under their own RIA license and pay a fee for services provided to the RIA and its clients. These fees are recorded in securities commissions and fees revenue, net of the portion of the fees that are remitted to the independent RIA firm.

Index

iv.
We may earn fees as a result of providing a custodial platform for unaffiliated independent RIA firms. These independent RIA firms operate under their own RIA license and pay for administrative and other services provided through RJFS. These fees are recorded in securities commissions and fees revenue, net of the portion of the fees that are remitted to the independent RIA firm.

c.	Certain asset-based fees, which are recorded ratably over the period earned.

d.	Trailing commissions from mutual funds and variable annuities/insurance products, which are recorded ratably over the period earned.

e.
Insurance commission revenues and related expenses are recognized when the delivery of the insurance contract is confirmed by the carrier, the premium is remitted to the insurance company and the contract requirements are met.

f.	Annuity commission revenues and related expenses are recognized when the signed annuity contract and premium is submitted to the annuity carrier.

Investment banking

Investment banking revenues, other than for merger and acquisition advisory arrangements, are recorded at the time a transaction is completed and the related income is reasonably determinable. Such investment banking revenues include management fees and underwriting fees, net of reimbursable expenses, earned in connection with the distribution of the underwritten securities, private placement fees, and syndication fees on the sale of low-income housing tax credit fund interests. Any securities we receive in connection with investment banking transactions are recorded at fair value.

Merger and acquisition advisory fee revenues are recorded when: there is an executed engagement letter; the delivery of our services is complete; the underlying transaction price is fixed or determinable; and the collectability of the fee is reasonably assured.

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

In our low-income housing tax credit fund syndication activities, we provide oversight and management of the funds during the fifteen year tax credit compliance period of the underlying funds’ investments. We recognize these fees ratably over the period the services are provided.

Account and service fees

Account and service fees primarily include transaction fees, annual account fees, service charges, exit fees, servicing fees, fees generated in lieu of interest income from a multi-bank sweep program with unaffiliated banks, money market processing and distribution fees and correspondent clearing fees. The annual account fees such as IRA fees and distribution fees are recognized as earned over the term of the contract. The transaction fees are earned and collected from clients as trades are executed. Servicing fees such as omnibus, education and marketing support fees, and no-transaction fee program revenues are paid to us for marketing and administrative services and are recognized as earned. Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are recorded net of commissions remitted. Total commissions generated by correspondents were $49 million for the year ended September 30, 2016, and $40 million in each respective year ended September 30, 2015 and 2014. Commissions remitted totaled $47 million, $38 million, and $37 million for the years ended September 30, 2016, 2015, and 2014, respectively.

Index

Cash and cash equivalents

Our cash equivalents include money market funds or highly liquid investments with original maturities of 90 days or less, other than those used for trading purposes.

Assets segregated pursuant to regulations and other segregated assets

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, RJ&A, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, RJ Ltd. is required to hold client Registered Retirement Savings Plan funds in trust. Segregated assets consist of cash and cash equivalents or qualified securities.

RJ Bank maintains cash in an interest-bearing pass-through account at the Federal Reserve Bank in accordance with Regulation D of the Federal Reserve Act, which requires depository institutions to maintain minimum average reserve balances against its deposits. In addition, RJ Bank may maintain interest-bearing bank deposits that are restricted for pre-funding letter of credit draws related to certain syndicated borrowing relationships in which RJ Bank is involved.

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

Level 2-Financial instruments reported in Level 2 include those that have pricing inputs that are other than quoted prices in active markets, but which are either directly or indirectly observable as of the reporting date (i.e., prices for similar instruments). Instruments that are generally included in this category are equity securities that are not actively traded, corporate obligations infrequently traded, certain government and municipal obligations, interest rate swaps, certain asset-backed securities (“ABS”), certain collateralized mortgage obligations (“CMOs”), certain mortgage-backed securities (“MBS”), certain other derivative instruments, brokered certificates of deposit, corporate loans and nonrecurring fair value measurements for certain loans held for sale, impaired loans and other real estate owned (“OREO”).

Level 3-Financial instruments reported in Level 3 have little, if any, market activity and are measured using our best estimate of fair value, where the inputs into the determination of fair value are both significant to the fair value measurement and unobservable. These valuations require significant judgment or estimation. Instruments in this category generally include: equity securities with unobservable inputs such as those investments made in our principal capital activities, certain non-agency ABS, pools of interest-only Small Business Administration (“SBA”) loan strips (“I/O Strips”), certain municipal and corporate obligations which include auction rate securities (“ARS”), and nonrecurring fair value measurements for certain impaired loans.

Index

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

Valuation techniques

The fair value for certain of our financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with GAAP, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, our definition of actively traded is based on average daily volume and other market trading statistics. We have determined the market for certain other types of financial instruments, including certain CMOs, ABS, certain collateralized debt obligations and ARS, to be volatile, uncertain or inactive as of both September 30, 2016 and 2015. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. We considered the inactivity of the market to be evidenced by several factors, including a continued decreased price transparency caused by decreased volume of trades relative to historical levels, stale transaction prices and transaction prices that varied significantly either over time or among market makers.

The level within the fair value hierarchy, specific valuation techniques, and other significant accounting policies pertaining to financial instruments presented in our Consolidated Statements of Financial Condition are described as follows:

Level 1 measures:

Trading instruments and trading instruments sold but not yet purchased (“Trading Securities”) are comprised primarily of the financial instruments held by our broker-dealer subsidiaries. These instruments are recorded at fair value with realized and unrealized gains and losses reflected in current period net income.

When available, we use quoted prices in active markets to determine the fair value of our Trading Securities. Such instruments are classified within Level 1 of the fair value hierarchy. Examples include exchange traded equity securities and liquid government debt securities.

Level 2 measures:

When Trading Securities are traded in secondary markets and quoted market prices do not exist for such securities, we utilize valuation techniques including matrix pricing to estimate fair value. Matrix pricing generally utilizes spread-based models periodically re-calibrated to observable inputs such as market trades or to dealer price bids in similar securities in order to derive the fair value of the instruments. Valuation techniques may also rely on other observable inputs such as yield curves, interest rates and expected principal repayments and default probabilities. Instruments valued using these inputs are typically classified within Level 2 of the fair value hierarchy. Examples include certain municipal debt securities, corporate debt securities, agency MBS, brokered certificates of deposit and restricted equity securities in public companies. We utilize prices from independent services to corroborate our estimate of fair value. Depending upon the type of security, the pricing service may provide a listed price, a matrix price or use other methods including broker-dealer price quotations.

A portion of our financial instruments classified on our Consolidated Statements of Financial Condition as a component of our available for sale securities are classified as Level 2 within the fair value hierarchy. The valuation methodologies of such financial instruments are discussed in the available for sale securities section that follows.

We are a party to various derivative contracts that are classified as Level 2 within the fair value hierarchy. The valuation methodologies of such financial instruments are discussed in the derivatives contract section that follows.

Index

RJ Bank maintains a trading portfolio of certain corporate loans that it originates through the syndication market. These trading instruments are included in Trading Securities, are recognized as of the trade date, and are carried at fair value with the related unrealized and realized gains and losses reflected in net trading profit. These trading instruments are valued using quotes from a third party pricing service. These third party pricing service quotes are based on current market data provided by multiple dealers. The instruments are classified within Level 2 of the fair value hierarchy as the market inputs utilized by the third party pricing service are based upon observable inputs. We validate the third party pricing service quotes by comparing such prices to those provided by another external source.

RJ Bank maintains certain loans held for sale, which are classified within Level 2 of the fair value hierarchy. The valuation methodologies of such financial instruments are discussed in the loans held for sale and allowances for losses section that follows.

Level 3 measures:

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

A portion of our financial instruments classified on our Consolidated Statements of Financial Condition as a component of our available for sale securities are classified as Level 3 within the fair value hierarchy. The valuation methodologies of such financial instruments are discussed in the available for sale securities section that follows.

We hold private equity investments that are classified as Level 3 within the fair value hierarchy. The valuation methodologies of such financial instruments are discussed in the private equity investments section that follows.

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

Included within Trading Securities are to be announced (“TBA”) security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future. These TBA’s are entered into by RJ&A as a component of a hedging strategy, to hedge interest rate risk that it would otherwise be exposed to as part of a program its fixed income public finance operations offers to certain state and local housing finance agencies (“HFA”). Under this program, RJ&A enters into forward commitments to purchase Government National Mortgage Association (“GNMA”) or Federal National Home Mortgage Association (“FNMA”) MBS.  The MBS securities are issued on behalf of various HFA clients and consist of the mortgages originated through their lending programs.  RJ&A’s forward GNMA or FNMA MBS purchase commitments arise at the time of the loan reservation for a borrower in the HFA lending program (these loan reservations fix the terms of the mortgage, including the interest rate and maximum principal amount).  The underlying terms of the GNMA or FNMA MBS purchase, including the price for the MBS security (which is dependent upon the interest rates associated with the underlying mortgages) are also fixed at loan reservation.  Upon acquisition of the MBS security, RJ&A typically sells such security in open market transactions as part of its fixed income operations.  Given that the actual principal amount of the MBS security is not fixed and determinable at the date of RJ&A’s commitment to purchase, these forward MBS purchase commitments do not meet the definition of a “derivative instrument.” These TBA securities are accounted for at fair value and are classified within Level 1 of the fair value hierarchy.  The TBA securities may aggregate to either a net asset or net liability at any reporting date, depending upon market conditions. The offsetting purchase commitment is accounted for at fair value and is included in either other assets, or other liabilities, depending upon whether the TBA securities aggregate to a net asset or net liability. The fair value of the purchase commitment is classified within Level 3 of the fair value hierarchy.

Index

Available for sale securities

Available for sale securities are comprised primarily of MBS, CMOs and other equity securities held predominately by RJ Bank (the “RJ Bank AFS Securities”) and ARS held by a non-broker-dealer subsidiary of RJF (collectively referred to as the “RJF AFS Securities”). These securities are generally classified at the date of purchase as available for sale securities. The RJ Bank AFS Securities are used as part of RJ Bank’s interest rate risk and liquidity management strategies, and may be sold in response to changes in interest rates, changes in prepayment risks, or other factors.

Interest on the RJF AFS Securities is recognized in interest income on an accrual basis. For the RJ Bank AFS Securities, discounts are accreted and premiums are amortized as an adjustment to yield over the estimated average life of the security.

Realized gains and losses on sales of any RJF AFS Securities are recognized using the specific identification method and reflected in other revenue in the period sold.

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

The fair value of agency and non-agency securities included within the RJ Bank AFS Securities is determined by obtaining third party pricing service bid quotations from two independent pricing services. Third party pricing service bid quotations are based on either current market data or the most recently available market data. The third party pricing services provide comparable price evaluations utilizing available market data for similar securities. The market data the third party pricing services utilize for these price evaluations includes observable data comprised of benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data including market research publications, and loan performance experience. In order to validate that the pricing information used by the primary third party pricing service is observable, we request, on a quarterly basis, some of the key market data available for a sample of securities and compare this data to that which we observed in our independent accumulation of market information. Securities valued using these valuation techniques are classified within Level 2 of the fair value hierarchy.

Index

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

Derivative contracts

Trading:

We enter into interest rate swaps or futures contracts either as part of our fixed income business to facilitate client transactions, to hedge a portion of our trading inventory, or to a limited extent for our own account. These derivatives are accounted for as trading account assets or liabilities and recorded at fair value in the Consolidated Statements of Financial Condition. Any realized or unrealized gains or losses including interest, are recorded in net trading profit within the Consolidated Statements of Income and Comprehensive Income. The fair value of any cash collateral exchanged as part of the interest rate swap contract is netted, by-counterparty, against the fair value of the derivative instrument. The fair value of these interest rate derivative contracts is obtained from internal pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value, yield curve and other volatility factors underlying the positions. Since our model inputs can be observed in a liquid market and the models do not require significant judgment, such derivative contracts are classified within Level 2 of the fair value hierarchy. We utilize values obtained from third party derivatives dealers to corroborate the output of our internal pricing models.

Matched Book:

We also facilitate matched book derivative transactions through Raymond James Financial Products, LLC (“RJFP”) a non-broker-dealer subsidiary. RJFP enters into derivative transactions (primarily interest rate swaps) with clients. For every derivative transaction RJFP enters into with a client, it enters into an offsetting transaction with terms that mirror the client transaction, with a credit support provider who is a third party financial institution. Any collateral required to be exchanged under these derivative contracts is administered directly by the client and the third party financial institution. RJFP does not hold any collateral, or administer any collateral transactions, related to these instruments. We record the value of each derivative position held at fair value, as either an asset or an offsetting liability, presented as “derivative instruments associated with offsetting matched book positions,” as applicable, on our Consolidated Statements of Financial Condition. Fair value is determined using an internal model which includes inputs from independent pricing sources to project future cash flows under each underlying derivative contract. The cash flows are discounted to determine the present value. Since any changes in fair value are completely offset by an opposite change in the offsetting transaction position, there is no net impact on our Consolidated Statements of Income and Comprehensive Income from changes in the fair value of these derivative instruments. RJFP recognizes revenue on derivative transactions on the transaction date, computed as the present value of the expected cash flows RJFP expects to receive from the third party financial institution over the life of the derivative contract. The difference between the present value of these cash flows at the date of inception and the gross amount potentially received is accreted to revenue over the term of the contract. The revenue from these transactions is included within other revenues on our Consolidated Statements of Income and Comprehensive Income.

Hedges:

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

Index

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

The RJ Bank Interest Hedges are recorded at fair value on the Consolidated Statements of Financial Condition and are designated as cash flow hedges. The effective portion of the related gain or loss is recorded, net of tax, in shareholders’ equity as part of the cash flow hedge component of AOCI and subsequently reclassified to earnings when the hedged transaction affects earnings, specifically upon the incurrence of interest expense on certain borrowings. The ineffective portions of the related gain and loss are immediately recognized into earnings in the Consolidated Statements of Income and Comprehensive Income.  Hedge effectiveness is assessed at inception and each reporting period utilizing regression analysis and performed using the hypothetical derivative method.  However, as the key terms of the hedging instrument and hedged transaction match at inception, management expects there to be no ineffectiveness impacting earnings from this hedge while it is outstanding. As a result of these derivative transactions being executed through a clearing exchange, we are required to provide the exchange with either a cash deposit or qualified securities. Such deposit balances are included as a component of deposits with clearing organizations on our Consolidated Statements of Financial Condition. The fair value of RJ Bank Interest Hedges is obtained from internal pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value, yield curve and other volatility factors underlying the positions. Since our model inputs can be observed in a liquid market and the models do not require significant judgment, such derivative contracts are classified within Level 2 of the fair value hierarchy. We utilize values obtained from a third party to corroborate the output of our internal pricing models.

Other:

As part of our acquisition of Alex. Brown, RJ&A assumed certain Deutsche Bank restricted stock unit (“DBRSU”) awards, including the associated plan terms and conditions. Refer to the “share-based compensation” section of this footnote for a description of the assumed obligation. The DBRSU awards contain performance conditions based on Deutsche Bank and subsidiaries attaining certain financial results and will ultimately be settled in Deutsche Bank AG (“DB”) common shares, as traded on the New York Stock Exchange (“NYSE”), provided the performance metrics are achieved. The DBRSU obligation results in a derivative.
The DBRSU derivative liability is measured by applying the reporting period-end DB common share price to the DBRSU awards outstanding as of the end of such period. This computation is a Level 2 measure under the fair value hierarchy and the liability is included in accrued compensation, commissions, and benefits in our Consolidated Statements of Financial Condition.
Private equity investments

Private equity investments consist of direct and third party private equity funds, merchant banking investments, employee investment funds, and various Company-sponsored private equity funds.  Our investments in these private funds are primarily closed-end funds in which the Company’s investments are generally not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated or distributed. We estimate that the underlying assets of these funds will be liquidated over the remaining life of these funds (ranging from one to nine years). These investments are measured at fair value with any changes recognized in other revenue on our Consolidated Statements of Income and Comprehensive Income. The fair value of private equity investments are determined utilizing either NAV as a practical expedient, or Level 3 valuation techniques.

We utilize NAV or its equivalent as a practical expedient to determine the fair value of our private equity investments when: the fund does not have a readily determinable fair value; the NAV of the fund is calculated in a manner consistent with the measurement principles of investment-company accounting, including measurement of the underlying investments at fair value;

Index

and it is not probable that we will sell the investment at an amount other than NAV. The NAV is calculated based on our proportionate share of the net assets of the fund as provided by the fund manager.

The portion of our private equity investment portfolio that is not valued at NAV is valued initially at the transaction price until significant transactions or developments indicate that a change in the carrying values of these investments is appropriate. The carrying values of these investments are adjusted based on financial performance, investment-specific events, financing and sales transactions with third parties and/or discounted cash flow models incorporating changes in market outlook. Investments valued using these valuation techniques are classified within Level 3 of the fair value hierarchy. The valuation of such investments requires significant judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets. As a result, these values cannot be determined with precision and the calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument.

Other investments

Other investments consist primarily of marketable securities we hold that are associated with certain of our deferred compensation programs, term deposits with Canadian financial institutions, and certain investments in limited partnerships (or funds) for which in a number of instances, one of our affiliates serves as the managing member or general partner (see Note 11 for information regarding such funds).

The non-qualified deferred compensation plans or arrangements are for the benefit of certain employees, and provide a return to the participating employees based upon the performance of various referenced investments. The balances associated with these plans are invested in certain marketable securities that we hold until the vesting date, typically five years from the date of the deferral. A liability associated with these deferrals is reflected as a component of our accrued compensation, commissions and benefits on our Consolidated Statements of Financial Condition. We use quoted prices in active markets to determine the fair value of these investments. Such instruments are classified within Level 1 of the fair value hierarchy.

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

We offer loans to financial advisors and certain key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes. These loans are generally repaid over a five to eight year period with interest recognized as earned. There is no fee income associated with these loans. We assess future recoverability of these loans through analysis of individual financial advisor production or other performance standards. In the event that the financial advisor is no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us. In determining the allowance for doubtful accounts related to former employees or independent contractors, management primarily considers our historical collection experience as well as other factors including: any amounts due at termination, the reasons for the terminated relationship, and the former financial advisor’s overall financial position. When the review of these factors indicates that further collection activity is highly unlikely, the outstanding balance of such loan is written-off and the corresponding allowance is reduced. Based upon the nature of these financing receivables, we do not analyze this asset on a portfolio segment or class basis. Further, the aging of this receivable balance is not a determinative factor in computing our allowance for doubtful accounts, as concerns regarding the recoverability of these loans primarily arise in the event that the financial advisor is no longer affiliated with us. We present the outstanding

Index

balance of loans to financial advisors on our Consolidated Statements of Financial Condition, net of the allowance for doubtful accounts. Of the gross balance outstanding, the portion associated with financial advisors who are no longer affiliated with us is approximately $13 million and $10 million at September 30, 2016 and 2015, respectively. Our allowance for doubtful accounts is approximately $5 million and $4 million at September 30, 2016 and 2015, respectively.

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

RJ Bank segregates its loan portfolio into six portfolio segments, C&I, commercial real estate (“CRE”), CRE construction, tax-exempt, residential mortgage, and securities based loans (“SBL”). These portfolio segments also serve as the portfolio loan classes for purposes of credit analysis, except for residential mortgage loans which are further disaggregated into residential first mortgage and residential home equity classes.

Loans held for sale

Certain residential mortgage loans originated and intended for sale in the secondary market due to their fixed interest rate terms, as well as SBA loans purchased and intended for sale in the secondary market but not yet aggregated for securitization into pools, are each carried at the lower of cost or estimated fair value. The fair value of the residential mortgage loans held for sale are estimated using observable prices obtained from counterparties for similar loans. These nonrecurring fair value measurements are classified within Level 2 of the fair value hierarchy.

RJ Bank purchases the guaranteed portions of SBA section 7(a) loans and accounts for these loans in accordance with the policy for loans held for sale. RJ Bank then aggregates SBA loans with similar characteristics into pools for securitization and sells these pools in the secondary market. Individual loans may be sold prior to securitization.

The determination of the fair value of the SBA loans depends upon their intended disposition. The fair value of the SBA loans to be individually sold are determined based upon their committed sales price. The fair value of the loans to be aggregated into pools for securitization which are committed to be sold, are determined based upon third party price quotes. The fair value of all other SBA loans are determined using a third party pricing service. The prices for the SBA loans, other than those committed to be individually sold, are validated by comparing the third party price quote or the third party pricing service prices, as applicable, for a sample of loans to observable market trades obtained from external sources.

Once the SBA loans are securitized into a pool, the respective securities are classified as trading instruments and are carried at fair value based on RJ Bank’s intention to sell the securitizations within the near term. Any changes in the fair value of the securitized pools as well as any realized gains or losses earned thereon are reflected in net trading profit. Sales of the securitizations are accounted for as of settlement date, which is the date RJ Bank has surrendered control over the transferred assets. RJ Bank does not retain any interest in the securitizations once they are sold. The fair value for SBA loan securitizations is determined by utilizing observable prices obtained from a third party pricing service. The third party pricing service provides comparable price

Index

evaluations utilizing observable market data for similar securities. We substantiate the prices obtained from the third party pricing service by comparing such prices for a sample of securities to observable market trades obtained from external sources. The instruments valued using these observable inputs are typically classified within Level 2 of the fair value hierarchy.

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

Gains and losses on sales of residential mortgage loans held for sale, SBA loans that are not part of a securitized pool, and corporate loans transferred from the held for investment portfolio, are included as a component of other revenue, while interest collected on these assets is included in interest income. Net unrealized losses are recognized through a valuation allowance by charges to income as a component of other revenue in the Consolidated Statements of Income and Comprehensive Income.

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

Index

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

Allowance for loan losses and reserve for unfunded lending commitments

RJ Bank maintains an allowance for loan losses to provide for probable losses inherent in RJ Bank’s loan portfolio based on ongoing evaluations of the portfolio, the related risk characteristics, and the overall economic and environmental conditions affecting the loan portfolio. Loan losses are charged against the allowance when RJ Bank believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

RJ Bank has developed policies and procedures for assessing the adequacy of the allowance for loan losses that reflect the assessment of risk considering all available information. In developing this assessment, RJ Bank relies on estimates and exercises judgment in evaluating credit risk. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Depending on changes in circumstances, future assessments of credit risk may yield materially different results from the prior estimates, which may require an increase or a decrease in the allowance for loan losses. Estimates that are particularly susceptible to change that may have an impact on the amount of the allowance include:

•	the selection of proxy data used to calculate loss factors;

•	the evaluation of loss emergence and historical loss experience periods;

•	our evaluation of the risk profile of loan portfolio segments, including internal risk ratings;

•	the value of underlying collateral, which impacts loss severity and certain cash flow assumptions;

•	our selection and evaluation of qualitative factors, which reflect the imprecision that is inherent in the estimation of probable loan losses.

The allowance for loan loss is comprised of three components: allowances calculated based on formulas for homogeneous classes of loans collectively evaluated for impairment, specific allowances assigned to certain classified loans individually evaluated for impairment, and allowances resulting from our analysis of certain qualitative factors. The homogeneous classes are a result of management’s disaggregation of the loan portfolio and are comprised of the previously mentioned classes: C&I, CRE, CRE construction, tax-exempt, residential first mortgage, residential home equity, and SBL.

An annual analysis of the loss emergence period estimate, which is the average length of time between the event that triggers a loss and the confirmation and/or charge-off of that loss is performed for all loan classes. This analysis is utilized in establishing the allowance for each of the classes of loans through the application of an adjustment to the calculated allowance percentage for the respective loan grade.

The loans within the corporate loan classes are assigned to an internal loan grade based upon the respective loan’s credit characteristics. The loans within the residential first mortgage, residential home equity, and SBL classes are assigned loan grades

Index

equivalent to the loan classifications utilized by bank regulators, dependent on their respective likelihood of loss. We assign each loan grade for all loan classes an allowance percentage based on the estimated incurred loss associated with that grade. The allowance for loan losses for all non-impaired loans is then calculated based on the allowance percentage assigned to the respective loan’s class and grade factoring in the respective loss emergence period. The allowance for loan losses for all impaired loans and those nonaccrual residential mortgage loans that have been evaluated for a charge-off are based on an individual evaluation of impairment as previously described in the “Impaired loans” section.

The quantitative factors taken into consideration when assigning the loan grades and allowance percentages to the loans within the corporate loan classes include: estimates of borrower default probabilities and collateral type; past loss history, Shared National Credit (“SNC”) reviews and examination results from bank regulators. Loan grades for individual C&I and tax-exempt loans are derived from analyzing two aspects of the risk profile in a particular loan, the obligor rating and the facility (collateral) rating. The obligor rating relates to a borrower’s probability of default and the facility rating is utilized to estimate the anticipated loss given default. These two ratings, which are based on historical long-term industry loss rates (proxy data) as RJ Bank has limited loss history, are considered in combination with certain adjustments for the loss emergence period to derive the final C&I and tax-exempt loan grades and allowance percentages. The allowance for loans within the CRE and CRE construction loan portfolios is based on either a probability of default and loss given default methodology or analyses of peer group and industry loss history in combination with certain adjustments for loss emergence period.

The quantitative loss rates for corporate loans are supplemented by considering qualitative factors that may cause estimated losses to differ from quantitatively calculated amounts. These qualitative factors are intended to address developing external and environmental trends, and include, but are not limited to: trends in delinquencies, loan growth; loan terms; changes in geographic distribution; changes in the value of the underlying collateral for collateral-dependent loans; lending policies; loan review process; experience, ability and depth of lending management and other relevant staff; local, regional, national and international economic conditions; competition; legal and regulatory requirements; and concentrations of credit risk.

Historical loan loss rates, a quantitative factor, are utilized when assigning the allowance percentages for residential first mortgage loans and residential home equity loans. These estimated loss rates are based on RJ Bank’s historical loss data over a period of time. RJ Bank currently utilizes a look back period for residential first mortgage and home equity loans reflecting the current housing cycle that includes the last downturn.

The SBL portfolio is not yet seasoned enough to exhibit a loss trend; therefore, the allowance is based primarily on peer group allowance information and the qualitative factors noted below.

For residential first mortgage loan, residential home equity loan and SBL classes, the qualitative factors considered to supplement the quantitative analysis include, but are not limited to, loan performance trends, loan product parameters and qualification requirements, borrower credit scores at origination, occupancy (i.e., owner occupied, second home or investment property), documentation level, loan purpose, geographic concentrations, average loan size, loan policy exceptions, updated loan-to-value (“LTV”) ratios, and the factors noted above that are utilized for corporate loans.

As TDRs, regardless of the loan portfolio segment or accrual status, are impaired loans, RJ Bank evaluates its credit risk on an individual loan basis. The amount of impairment recorded on these loans is primarily measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, or if collateral dependent, based on the fair value of the collateral, less costs to sell. In addition, all redefaults (60 or more days delinquent subsequent to the loan’s modification date) on TDRs are factored into each portfolio segments’ allowance for loan losses. Qualitative information, such as geographic area and industry for TDRs and redefaulted TDRs, is considered and reviewed in the determination of expected loss rates previously discussed.

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

Index

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

The majority of RJ Bank’s corporate loan portfolio is comprised of participations in either SNCs or other large syndicated loans in the U.S. or Canada. The SNCs are U.S. loan syndications totaling over $20 million that are shared between three or more regulated institutions. Most SNC loans are reviewed semi-annually by the agent bank’s regulator, a process in which the other participating banks have no involvement. Once the SNC regulatory review process is complete, RJ Bank receives a summary of the review of these SNC credits from the Office of the Comptroller of the Currency (“OCC”). This summary includes a synopsis of each loan’s regulatory classification, loans that are designated for nonaccrual status and directed charge-offs. RJ Bank must be at least as critical with nonaccrual designations, directed charge-offs, and classifications as the OCC. This ensures that each bank participating in a SNC loan rates the loan at least as critical. Any classification changes may impact RJ Bank’s reserves and charge-offs during the quarter that the SNC information is received from the OCC, however, these differences in classifications are generally minimal given the size of the SNC loan portfolio. The amount of such adjustments depend upon the classification and whether RJ Bank had the loan classified differently (either more or less critically) than the SNC review findings and, therefore, could result in higher, lower, or no change in loan loss provisions than previously recorded. RJ Bank incorporates into its ratings process any observed regulatory trends in the semi-annual SNC exam process, but there will inherently be differences of opinion on individual credits due to the high degree of judgment involved. With respect to its ongoing credit evaluation process of the SNC portfolio, RJ Bank conforms to what it believes will be the regulators’ view of individual credits. Corporate loans are subject to RJ Bank’s internal review procedures and regulatory review by the OCC as part of RJ Bank’s regulatory examination.

Every residential mortgage loan over 60 days past due is reviewed by RJ Bank personnel monthly and documented in a written report detailing delinquency information, balances, collection status, current valuation estimate and other data points. RJ Bank senior management meets monthly to discuss the status, collection strategy and charge-off/write-down recommendations on every residential mortgage loan over 60 days past due with charge-offs considered on residential mortgage loans once the loans are delinquent 90 days or more and then generally taken before the loan is 120 days past due. A charge-off is taken against the allowance for loan losses for the difference between the loan amount and the amount that RJ Bank estimates will ultimately be collected, based on the value of the underlying collateral less estimated costs to sell. RJ Bank predominantly uses broker price opinions (“BPO”) for these valuations as access to the property is restricted during the collection and foreclosure process and there is insufficient data available for a full appraisal to be performed. BPOs contain relevant and timely sale comparisons and listings in the marketplace and, therefore, we have found these BPOs to be reasonable determinants of market value in lieu of appraisals and more reliable than an automated valuation tool or the use of tax assessed values. A full appraisal is obtained post-foreclosure. RJ Bank takes further charge-offs against the owned asset if an appraisal has a lower valuation than the original BPO, but does not reverse previously charged-off amounts if the appraisal is higher than the original BPO. If a loan remains in pre-foreclosure status for more than nine months, an updated valuation is obtained and further charge-offs are taken against the allowance for loan losses, if necessary.

Other assets

RJ Bank carries investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank of Atlanta (the “FRB”) at cost. These investments are held in accordance with certain membership requirements, are restricted, and lack a market. FHLB and FRB stock can only be sold to the issuer or another member institution at its par value. RJ Bank annually evaluates its holdings in FHLB and FRB stock for potential impairment based upon its assessment of the ultimate recoverability of the par value of the stock. This annual evaluation is comprised of a review of the capital adequacy, liquidity position and the overall financial condition of the FHLB and FRB to determine the impact these factors have on the ultimate recoverability of the par value of the respective stock. Impairment evaluations are performed more frequently if events or circumstances indicate there

Index

may be impairment. Any cash dividends received from these investments are recognized as interest income in the Consolidated Statements of Income and Comprehensive Income.

We maintain investments in a significant number of company-owned life insurance policies utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans (see Note 24 for information on the non-qualified deferred compensation plans).  The life insurance policies are carried at cash surrender value as determined by the insurer. See Note 10 for additional information.

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

Property and equipment

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation of assets is primarily provided for using the straight-line method over the estimated useful lives of the assets, which range from two to 10 years for software, three to five years for furniture, fixtures and equipment and 10 to 31 years for buildings, building components, building improvements and land improvements. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the assets. Depreciation expense associated with property, equipment and leasehold improvements is included in occupancy and equipment costs in the Consolidated Statements of Income and Comprehensive Income. Amortization expense associated with computer software is included in communications and information processing expense in the Consolidated Statements of Income and Comprehensive Income.

Additions, improvements and expenditures that extend the useful life of an asset are capitalized. Expenditures for repairs and maintenance are charged to operations in the period incurred. Gains and losses on disposals of property and equipment are reflected in the Consolidated Statements of Income and Comprehensive Income in the period realized.

Intangible assets

Certain identifiable intangible assets we acquire such as customer relationships, trade names, developed technology, intellectual property, and non-compete agreements, are amortized over their estimated useful lives on a straight-line method, and are evaluated for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable. Amortization expense associated with such intangible assets is included in other expense in the Consolidated Statements of Income and Comprehensive Income.

The rights to service mortgage loans, known as mortgage servicing rights (“MSRs”), are an intangible asset. Our MSRs arise when RJ Bank sells residential mortgage loans and retains the associated mortgage servicing rights. RJ Bank records the estimated fair value of MSRs and amortizes MSRs in proportion to, and over the period of estimated net servicing revenue. MSRs are assessed for impairment quarterly, based on their fair value, with any impairment recognized in other expense in the Consolidated Statements of Income and Comprehensive Income.

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

Index

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

Contingent liabilities

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

We record liabilities related to legal and regulatory proceedings in trade and other payables on our Consolidated Statements of Financial Condition. The determination of these liability amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client’s account; the basis and validity of the claim; the possibility of wrongdoing on the part of one of our employees or financial advisors; previous results in similar cases; and legal precedents and case law. Each legal proceeding or significant regulatory matter is reviewed with counsel in each accounting period and the liability balance is adjusted as deemed appropriate by management. Any change in the liability amount is recorded in the consolidated financial statements and is recognized as either a charge, or a credit, to net income in that period. The actual costs of resolving legal matters or regulatory proceedings may be substantially higher or lower than the recorded liability amounts for such matters. We expense our cost of defense related to such matters in the period they are incurred.

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

As part of our acquisition of Alex. Brown, RJ&A assumed certain DBRSU awards, including the associated plan terms and conditions. The DBRSU awards contain performance conditions based on Deutsche Bank and subsidiaries attaining certain financial results and will ultimately be settled in DB common shares, as traded on the NYSE, provided the performance metrics are achieved. The portion of these awards that relate to past services performed by the award recipients before the acquisition of Alex. Brown represents consideration transferred in the business combination. The portion of these awards which relate to compensation for

Index

future services are a prepaid compensation asset which has a corresponding derivative liability. The prepaid compensation asset is amortized over the remaining requisite service period of the participant using the straight-line method while the derivative liability is recorded at fair value at the end of each reporting period until it is settled. Refer to the “derivative contracts” sub-section of the “financial instruments owned, financial instruments sold but not yet purchased and fair value” section of this footnote for information regarding the determination of the fair value of this derivative. The amortization of the prepaid asset and the change in fair value of the derivative liability is recorded within compensation expense in our Consolidated Statements of Income and Comprehensive Income. See Note 24 for additional information on this share-based compensation plan.
Deferred compensation plans

We maintain various deferred compensation plans for the benefit of certain employees and independent contractors that provide a return to the participant based upon the performance of various referenced investments. For certain of these plans, we invest directly, as a principal in such investments, related to our obligations to perform under the deferred compensation plans (see the “Other Investments” discussion within the financial instruments owned, financial instruments sold but not yet purchased and fair value section of this Note 2 for further discussion of these assets). For other such plans, including our Long Term Incentive Plan (“LTIP”) and our Wealth Accumulation Plan, we purchase and hold life insurance on the lives of certain current and former participants to earn a competitive rate of return for participants and to provide a source of funds available to satisfy our obligations under the plan (see Note 10 for information regarding the carrying value of such policies). Compensation expense is recognized for all awards made under such plans with future service requirements over the requisite service period using the straight-line method. Changes in the value of the company-owned life insurance and other investments, as well as the expenses associated with the related deferred compensation plans, are recorded in compensation, commissions and benefits expense on our Consolidated Statements of Income and Comprehensive Income. See Note 24 for additional information.

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

Acquisition-related expense

Acquisition-related expenses associated with certain acquisitions are separately reported in the Consolidated Statement of Income and Comprehensive Income and include certain incremental expenses arising from our acquisitions. These costs do not represent recurring costs within the fully integrated combined organization.

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

Index

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

Index

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

New market tax credit funds

An entity which was at one time an affiliate of Morgan Keegan (as hereinafter defined in Note 21) is the managing member of a number of NMTC Funds. NMTC Funds are organized as LLC’s for the purpose of investing in eligible projects in qualified low-income areas or that serve qualified targeted populations. In return for making a qualified equity investment into the NMTC Fund, the Fund’s investor member receives tax credits eligible to apply against their federal tax liability. These new market tax credits are taken by the investor member over a seven year period.

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

NOTE 3 – ACQUISITIONS

Acquisitions during fiscal year 2016

Mummert & Company Corporate Finance GmbH

On June 1, 2016, we completed our acquisition of all of the outstanding shares of Mummert. Mummert is a middle market M&A advisory firm, headquartered in Munich, Germany, that is focused primarily on the technology, industrial, healthcare, consumer and business services sectors. Mummert expands our investment banking capabilities in Europe, and operates within the corporate finance division of RJ&A included in our Capital Markets segment. For purposes of certain acquisition related financial reporting requirements, the Mummert acquisition is not considered a material acquisition. We accounted for this acquisition under the acquisition method of accounting with the assets and liabilities of Mummert recorded as of the acquisition date at their respective fair values in our consolidated financial statements. Mummert’s results of operations have been included in our results prospectively from June 1, 2016.

MacDougall, MacDougall & MacTier Inc.

On August 31, 2016, we completed our acquisition of all of the outstanding shares of 3Macs, an independent investment firm founded in 1849 and headquartered in Montreal, Quebec, Canada. As of the acquisition date, 3Macs had approximately 70 financial advisors with approximately $6 billion (Canadian) of client assets under administration. The 3Macs financial advisors will operate within a newly formed “3Macs” division of RJ Ltd. 3Macs is included in our Private Client Group segment. For purposes of certain acquisition related financial reporting requirements, the 3Macs acquisition is not considered a material acquisition. We accounted for this acquisition under the acquisition method of accounting with the assets and liabilities of 3Macs recorded as of

Index

the acquisition date at their respective fair values in our consolidated financial statements. 3Macs results of operations have been included in our results prospectively from August 31, 2016.

U.S. Private Client Services unit of Deutsche Bank Wealth Management

On September 6, 2016 (the “AB Closing Date”), RJ&A completed an acquisition of certain specified assets and the assumption of certain specified liabilities of Alex. Brown from Deutsche Bank Securities, Inc. As of the acquisition date, approximately 190 financial advisors with approximately $46 billion of client assets under administration joined a new Alex. Brown division of RJ&A. Alex. Brown is included in our Private Client Group segment. For purposes of certain acquisition related financial reporting requirements, the Alex. Brown acquisition is not considered a material acquisition. We accounted for this acquisition under the acquisition method of accounting with the specific assets acquired and liabilities of Alex. Brown we assumed recorded as of the acquisition date at their respective fair values in our consolidated financial statements. Alex. Brown’s results of operations have been included in our results of operations prospectively from September 6, 2016.

Other items of note

After each of the 3Macs and Alex. Brown acquisitions were finalized and as part of financial advisor retention programs, RJ&A or RJ Ltd. funded retention loans to financial advisors who joined us at each respective closing date. RJ Ltd. funded approximately $13 million of retention loans to such 3Macs financial advisors, with a final maturity date five years from their date of issuance. RJ&A funded approximately $233 million of retention loans to such Alex. Brown financial advisors, with a final maturity seven years from their date of issuance.

Under the terms of our purchase of Alex. Brown, in the event of the departure prior to March 7, 2017 of any Alex. Brown financial advisor who became a continuing employee of RJ&A as of the AB Closing Date, depending upon the circumstances surrounding such departure, Deutsche Bank Securities, Inc. may owe a portion of the consideration they received on the AB Closing Date back to RJ&A. We accounted for this potentially refundable contingent consideration element of the purchase consideration at fair value as of the closing date.

As part of the acquisition of Alex. Brown, RJ&A assumed certain liabilities, including DBRSU awards. The DBRSU awards contain performance conditions based on Deutsche Bank and subsidiaries attaining certain financial results and will ultimately be settled in DB common stock, as traded on the NYSE, provided the performance metrics are achieved (see Notes 2 and 24 for additional information).  On the acquisition date, RJ&A also executed employment agreements with certain key members of the Alex. Brown management team.

As part of the acquisition of 3Macs, each 3Macs selling shareholder who became a continuing employee as of the closing date, executed an agreement that provided, in part, should they leave the employment of 3Macs during the five year period after the closing date, depending upon the circumstances surrounding such departure, they may be required to repay a portion of the consideration they received upon the sale of their 3Macs shares. We have accounted for this potentially refundable contingent consideration element of the purchase consideration, amounting to $24.7 million, as a prepaid compensation asset. This prepaid asset is being amortized as compensation expense over the five year post-combination service period associated with this provision. See Note 10 for additional information.

The terms in each of the 3Macs and Alex. Brown purchase agreements provided for a review, subsequent to the closing date, of the estimated amounts of net acquired assets compared to the actual closing date net assets acquired, with an adjustment of the purchase price either payable to the sellers (in the case of higher actual net assets than estimated at closing), or due from the sellers (in the case of lower actual net assets than estimated at closing). We anticipate these reviews to be completed, and any consideration to be transferred between the parties as a result of the outcome of the review, during fiscal year 2017.

As a part of the terms governing the Mummert acquisition, on certain future dates, there are earn-out computations to be performed or contingent consideration provisions that may apply which could result in additional payments to the sellers. See Note 21 for additional information regarding this contingent obligation. For the provisions that are unrelated to future employment considerations, we accounted for the contingent obligation at fair value as of the closing date. For the provisions where the ultimate payment of the contingent consideration are conditioned upon continued employment as of the measurement dates which are three and five years from the Mummert acquisition date, the obligations are being recognized as a component of our compensation expense over such periods.

Index

See Note 13 for information regarding the goodwill and identifiable intangible assets associated with these acquisitions. See Note 21 for additional information regarding the contingent consideration associated with the Mummert and Alex. Brown acquisitions.

Acquisitions during fiscal year 2015

Cougar Global Investments Limited

On April 30, 2015, we completed our acquisition of Cougar, which at such time had more than $1 billion in assets under advisement. For purposes of certain acquisition related financial reporting requirements, the Cougar acquisition is not considered to be a material acquisition. We accounted for this acquisition under the acquisition method of accounting with the assets and liabilities of Cougar recorded as of the acquisition date at their respective fair values in our consolidated financial statements. Cougar’s results of operations have been included in our results prospectively since April 30, 2015, in our asset management segment.

The Producers Choice LLC

On May 28, 2015, RJF entered into a definitive agreement to acquire TPC. On July 31, 2015 (the “TPC Closing Date”), we completed our acquisition of TPC. For purposes of certain acquisition related financial reporting requirements, the TPC acquisition is not considered to be a material acquisition. We accounted for this acquisition under the acquisition method of accounting with the assets and liabilities of TPC recorded as of the acquisition date at their respective fair values in our consolidated financial statements. TPC’s results of operations have been included in our results prospectively since July 31, 2015, in our private client group segment.

See Note 13 for information regarding the identifiable intangible assets and goodwill which resulted from these acquisitions. See Note 21 for additional information regarding the contingent consideration associated with the TPC acquisition.

Acquisition-related expenses

 The acquisition-related expenses presented on our Consolidated Statements of Income and Comprehensive income for the year ended September 30, 2016 pertain to certain incremental expenses incurred in connection with the acquisitions described above. Our acquisition-related expenses associated with our fiscal year 2015 acquisitions were not significant.

During the year ended September 30, 2016 we incurred the following acquisition-related expenses:

Year ended September 30, 2016
(in thousands)
Information systems integration costs	$21,752
Legal and regulatory	8,334
Pre-AB Closing Date unrealized loss in the fair value of DB shares purchased to satisfy the DBRSU liability(1)	4,837
Severance	866
Travel and all other	4,917
Total acquisition-related expenses	$40,706

(1)
On various dates between the signing of the asset purchase agreement and the AB Closing Date, we purchased DB shares in open market transactions to serve as an economic hedge against a portion of the DBRSU liability to be assumed on the closing date. We hold these equity securities in other investments on our Consolidated Statements of Financial Condition and they are recorded at fair value. The unrealized loss we incurred on these shares prior to the AB Closing Date is included herein as a component of acquisition-related expenses as the sole reason we acquired such asset was to use in the settlement of a portion of the DBRSU liability, once assumed. For periods subsequent to the AB Closing Date, any unrealized gains/losses arising from the change in the fair value of such assets is reflected as a component of the compensation expense associated with the DBRSUs. See Note 24 for additional information about the DBRSU’s.

Index

NOTE 4 – CASH AND CASH EQUIVALENTS, ASSETS SEGREGATED PURSUANT TO REGULATIONS, AND DEPOSITS WITH CLEARING ORGANIZATIONS

Our cash and cash equivalents, assets segregated pursuant to regulations and other segregated assets, and deposits with clearing organization balances are as follows:

	September 30,
	2016	2015
	(in thousands)
Cash and cash equivalents:
Cash in banks	$1,649,593	$2,597,568
Money market fund investments	859	3,438
Total cash and cash equivalents (1)	$1,650,452	$2,601,006

Assets segregated pursuant to federal regulations and other segregated assets (2)	$4,889,584	$2,905,324

Deposits with clearing organizations
Cash and cash equivalents	$215,856	$177,787
Government and agency obligations	29,508	29,701
Total deposits with clearing organizations	$245,364	$207,488

(1)
The total amounts presented include cash and cash equivalents of $810 million and $1.216 billion as of September 30, 2016 and 2015, respectively, which are either held directly by RJF in depository accounts at third party financial institutions, held in a depository account at RJ Bank (computed as the lesser of RJ Bank’s cash balance or the amount of RJF’s depository account balance), or are otherwise invested by one of our subsidiaries on behalf of RJF, all of which are available without restrictions.

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

Index

NOTE 5 – FAIR VALUE

Assets and liabilities measured at fair value on a recurring and nonrecurring basis are presented below:

September 30, 2016	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of September 30, 2016
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$480	$273,683	$—		$—	$274,163
Corporate obligations	10,000	122,885	—		—	132,885
Government and agency obligations	6,412	43,186	—		—	49,598
Agency MBS and CMOs	413	164,250	—		—	164,663
Non-agency CMOs and ABS	—	34,421	7		—	34,428
Total debt securities	17,305	638,425	7		—	655,737
Derivative contracts	—	163,242	—		(107,539)	55,703
Equity securities	14,529	1,500	—		—	16,029
Brokered certificates of deposit	—	35,206	—		—	35,206
Other	555	3	3,572		—	4,130
Total trading instruments	32,389	838,376	3,579		(107,539)	766,805
Available for sale securities:
Agency MBS and CMOs	—	682,297	—		—	682,297
Non-agency CMOs	—	50,519	—		—	50,519
Other securities	1,417	—	—		—	1,417
ARS:
Municipals	—	—	25,147		—	25,147
Preferred securities	—	—	100,018		—	100,018
Total available for sale securities	1,417	732,816	125,165		—	859,398
Private equity investments not measured at NAV(3)	—	—	83,165	(4)	—	83,165
Other investments (5)	296,146	257	441		—	296,844
Derivative instruments associated with offsetting matched book positions	—	422,196	—		—	422,196
Deposits with clearing organizations:
Government and agency obligations	29,508	—	—		—	29,508
Other assets:
Derivative contracts (6)	—	2,016	—		—	2,016
Other assets	—	—	2,448	(7)	—	2,448
Total other assets	—	2,016	2,448		—	4,464
Total assets at fair value on a recurring basis	$359,460	$1,995,661	$214,798		$(107,539)	$2,462,380
Assets at fair value on a nonrecurring basis:
Bank loans, net:
Impaired loans	$—	$23,146	$47,982		$—	$71,128
Loans held for sale (8)	—	18,177	—		—	18,177
Total bank loans, net	—	41,323	47,982		—	89,305
OREO (9)	—	679	—		—	679
Total assets at fair value on a nonrecurring basis	$—	$42,002	$47,982		$—	$89,984

(continued on next page)

Index

September 30, 2016	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of September 30, 2016
	(in thousands)
	(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$1,161	$—	$—	$—	$1,161
Corporate obligations	1,283	29,791	—	—	31,074
Government obligations	266,682	—	—	—	266,682
Agency MBS and CMOs	2,804	—	—	—	2,804
Total debt securities	271,930	29,791	—	—	301,721
Derivative contracts	—	151,694	—	(142,859)	8,835
Equity securities	18,382	—	—	—	18,382
Total trading instruments sold but not yet purchased	290,312	181,485	—	(142,859)	328,938
Derivative instruments associated with offsetting matched book positions	—	422,196	—	—	422,196
Trade and other payables:
Derivative contracts (6)	—	26,671	—	—	26,671
Other liabilities	—	—	67	—	67
Total trade and other payables	—	26,671	67	—	26,738
Accrued compensation, commissions and benefits:
Derivative contracts (10)	—	17,769	—	—	17,769
Total liabilities at fair value on a recurring basis	$290,312	$648,121	$67	$(142,859)	$795,641

The text of the footnotes to the table on the previous page are as follows:

(1)
We had $3 million in transfers of financial instruments from Level 1 to Level 2 during the year ended September 30, 2016.  These transfers were a result of a decrease in the availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement. We had $1 million in transfers of financial instruments from Level 2 to Level 1 during the year ended September 30, 2016.  These transfers were a result of an increase in the availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

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

(3)
Effective September 30, 2016 we adopted new accounting guidance related to the classification and disclosure of certain investments using the NAV as a practical expedient to measure the fair value of the investment. The amounts presented above do not include our investments measured at NAV, see Notes 1, 2, and the “investments in private equity measured at net asset value per share” section within this footnote, for additional information.

(4)
The portion of these investments we do not own is approximately $26 million as of September 30, 2016 and are included as a component of noncontrolling interest in our Consolidated Statements of Financial Condition. The weighted average portion we own is approximately $57 million or 68% of the total private equity investments of $83 million included in our Consolidated Statements of Financial Condition.

(5)
Other investments include $77 million of financial instruments that are related to obligations to perform under certain deferred compensation plans (see Notes 2 and 24 for further information regarding these plans), and DB shares with a fair value of $12 million as of September 30, 2016 which we hold as an economic hedge against the DBRSU obligation (see Notes 2, 18, and 24 for additional information).

(6)	Consists of derivatives arising from RJ Bank’s business operations, see Note 18 for additional information.

(7)
Includes the fair value of forward commitments to purchase GNMA or FNMA MBS arising from our fixed income public finance operations (see Notes 2 and 21 for additional information regarding the GNMA or FNMA MBS commitments).

(8)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(9)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Consolidated Statements of Financial Condition is net of the estimated selling costs.

(10)	The balance reflects the DBRSUs which arose from our acquisition of Alex. Brown, see the discussion of the circumstances giving rise to this derivative in Note 3.

Index

September 30, 2015	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of September 30, 2015
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$17,318	$188,745	$—		$—	$206,063
Corporate obligations	2,254	92,907	156		—	95,317
Government and agency obligations	7,781	108,166	—		—	115,947
Agency MBS and CMOs	253	117,317	—		—	117,570
Non-agency CMOs and ABS	—	46,931	9		—	46,940
Total debt securities	27,606	554,066	165		—	581,837
Derivative contracts	—	132,707	—		(90,621)	42,086
Equity securities	24,859	3,485	—		—	28,344
Brokered certificates of deposit	—	30,803	—		—	30,803
Other	679	4,816	1,986		—	7,481
Total trading instruments	53,144	725,877	2,151		(90,621)	690,551
Available for sale securities:
Agency MBS and CMOs	—	302,195	—		—	302,195
Non-agency CMOs	—	71,369	—		—	71,369
Other securities	1,402	—	—		—	1,402
ARS:
Municipals	—	—	28,015		—	28,015
Preferred securities	—	—	110,749		—	110,749
Total available for sale securities	1,402	373,564	138,764		—	513,730
Private equity investments not measured at NAV(3)	—	—	77,435	(4)	—	77,435
Other investments (5)	230,839	17,347	565		—	248,751
Derivative instruments associated with offsetting matched book positions	—	389,457	—		—	389,457
Deposits with clearing organizations:
Government and agency obligations	29,701	—	—		—	29,701
Other assets:
Derivative contracts(6)	—	917	—		—	917
Other assets	—	—	4,975	(7)	—	4,975
Total other assets	—	917	4,975		—	5,892
Total assets at fair value on a recurring basis	$315,086	$1,507,162	$223,890		$(90,621)	$1,955,517

Assets at fair value on a nonrecurring basis:
Bank loans, net
Impaired loans	$—	$28,082	$37,830		$—	$65,912
Loans held for sale (8)	—	14,334	—		—	14,334
Total bank loans, net	—	42,416	37,830		—	80,246
OREO (9)	—	671	—		—	671
Total assets at fair value on a nonrecurring basis	$—	$43,087	$37,830		$—	$80,917

(continued on next page)

Index

September 30, 2015	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of September 30, 2015
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

(1)
We had $1 million in transfers of financial instruments from Level 1 to Level 2 during the year ended September 30, 2015. These transfers were a result of a decrease in the availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement. We had $2 million in transfers of financial instruments from Level 2 to Level 1 during the year ended September 30, 2015. These transfers were a result of an increase in the availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement. Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

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

(3)
Effective September 30, 2016 we adopted new accounting guidance related to the classification and disclosure of certain investments using the NAV as a practical expedient to measure the fair value of the investment. These prior year amounts reflect the effect of reclassifications to conform the prior year to current year presentation. Accordingly, the amounts presented above do not include our investments measured at NAV, see Notes 1, 2, and the “investments in private equity measured at net asset value per share” section within this footnote, for additional information.

(4)
The portion of these investments we do not own is approximately $19 million as of September 30, 2015 and are included as a component of noncontrolling interest in our Consolidated Statements of Financial Condition. The weighted average portion we own is approximately $58 million or 75% of the total private equity investments of $77 million included in our Consolidated Statements of Financial Condition.

(5)
Other investments include $106 million of financial instruments that are related to obligations to perform under certain deferred compensation plans (see Notes 2 and 24 for further information regarding these plans).

(6)	Consists of derivatives arising from RJ Bank’s business operations, see Note 18 for additional information.

(7)	Includes the fair value of forward commitments to purchase GNMA or FNMA MBS arising from our fixed income public finance operations (see Notes 2 and 21 for additional information).

(8)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(9)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Consolidated Statements of Financial Condition is net of the estimated selling costs.

Index

The adjustment to fair value of the nonrecurring fair value measures for the year ended September 30, 2016 resulted in a $12 million additional provision for loan losses and unfunded lending commitment reserve expense relating to impaired loans, and $100 thousand in other losses relating to loans held for sale and OREO. The adjustment to fair value of the nonrecurring fair value measures for the year ended September 30, 2015 resulted in a $900 thousand additional provision for loan losses relating to impaired loans and $300 thousand in other losses relating to loans held for sale and OREO.

Changes in Level 3 recurring fair value measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis is presented below:

Year ended September 30, 2016 Level 3 assets at fair value (in thousands)
	Financial assets									Financial liabilities
		Trading instruments		Available for sale securities		Private equity, other investments and other assets				Payables- trade and other
	Corporate Obligations	Non- agency CMOs & ABS	Other	ARS – municipals	ARS - preferred securities	Private equity investments not measured at NAV		Other investments	Other assets	Other liabilities
Fair value September 30, 2015	$156	$9	$1,986	$28,015	$110,749	$77,435		$565	$4,975	$(58)
Total gains (losses) for the year:
Included in earnings	(137)	—	(521)	133	136	11,517	(1)	9	(2,527)	(9)
Included in other comprehensive income	—	—	—	(1,393)	(9,656)	—		—	—	—
Purchases and contributions	75	—	61,887	—	—	11,271		8	—	—
Sales	(94)	—	(59,780)	(1,583)	(1,211)	(18)		—	—	—
Redemptions by issuer	—	—	—	(25)	—	—		—	—	—
Distributions	—	(2)	—	—	—	(17,040)		(141)	—	—
Transfers:(2)
Into Level 3	—	—	—	—	—	—		—	—	—
Out of Level 3	—	—	—	—	—	—		—	—	—
Fair value September 30, 2016	$—	$7	$3,572	$25,147	$100,018	$83,165		$441	$2,448	$(67)
Change in unrealized gains (losses) for the year included in earnings (or changes in net assets) for assets held at the end of the year	$—	$2	$(225)	$(1,348)	$(9,574)	$11,517		$2	$(2,527)	$—

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $3 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $9 million.

(2)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

Year ended September 30, 2015 Level 3 assets at fair value (in thousands)
		Financial assets									Financial liabilities
	Trading instruments						Private equity, other investments, other receivables and other assets				Payables-trade and other
	Corporate Obligations	Non- agency CMOs & ABS	Equity securities	Other	ARS – municipals	ARS - preferred securities	Private equity investments not measured at NAV(1)		Other investments	Other assets	Other liabilities
Fair value September 30, 2014	$—	$11	$44	$2,309	$86,696	$114,039	$75,980		$1,731	$787	$(58)
Total gains (losses) for the year:
Included in earnings	(40)	1	5	(180)	11,042	25	8,723	(2)	57	4,188	—
Included in other comprehensive income	—	—	—	—	(6,112)	(3,065)	—		—	—	—
Purchases and contributions	33	—	20	34,478	—	—	1,226		—	—	—
Sales	(31)	—	—	(34,621)	(63,611)	—	(4,307)		—	—	—
Redemptions by issuer	—	—	—	—	—	(250)	—		(681)	—	—
Distributions	—	(3)	—	—	—	—	(4,187)		(542)	—	—
Transfers: (3)
Into Level 3	209	—	—	—	—	—	—		—	—	—
Out of Level 3	(15)	—	(69)	—	—	—	—		—	—	—
Fair value September 30, 2015	$156	$9	$—	$1,986	$28,015	$110,749	$77,435		$565	$4,975	$(58)
Change in unrealized gains (losses) for the year included in earnings (or changes in net assets) for assets held at the end of the year	$(40)	$1	$—	$11	$(910)	$(3,065)	$7,252		$(57)	$4,203	$—

(1)
Effective September 30, 2016 we adopted new accounting guidance related to the classification and disclosure of certain investments using the NAV as a practical expedient to measure the fair value of the investment. These prior year amounts reflect the effect of reclassifications to conform the prior year to current year presentation. Accordingly, the amounts presented above do not include our investments measured at NAV, see Notes 1, 2, and the “investments in private equity measured at net asset value per share” section within this footnote, for additional information.

(2)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $7 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $2 million.

(3)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

Year ended September 30, 2014 Level 3 assets at fair value (in thousands)
	Financial assets											Financial liabilities
	Trading instruments			Available for sale securities			Private equity, other investments, other receivables and other assets					Payables-trade and other
	Non- agency CMOs & ABS	Equity securities	Other	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments not measured at NAV(1)		Other investments	Other receivables	Other assets	Other liabilities
Fair value September 30, 2013	$14	$35	$3,956	$78	$130,934	$110,784	$82,390		$4,607	$2,778	$15	$(60)
Total gains (losses) for the year:
Included in earnings	(1)	6	(371)	(27)	7,046	44	4,143		174	(2,778)	772	2
Included in other comprehensive income	—	—	—	22	(403)	3,536	—		—	—	—	—
Purchases and contributions	—	103	18,628	—	—	—	975		63	—	—	—
Sales	—	(98)	(19,904)	(38)	(23,355)	—	(7,076)		(2,698)	—	—	—
Redemptions by issuer	—	—	—	—	(27,526)	(325)	—		(64)	—	—	—
Distributions	(2)	—	—	(35)	—	—	(11,741)		(351)	—	—	—
Transfers: (2)										—
Into Level 3	—	—	—	—	—	—	7,289	(3)	—	—	—	—
Out of Level 3	—	(2)	—	—	—	—	—		—	—	—	—
Fair value September 30, 2014	$11	$44	$2,309	$—	$86,696	$114,039	$75,980		$1,731	$—	$787	$(58)
Change in unrealized gains (losses) for the year included in earnings (or changes in net assets) for assets held at the end of the year	$20	$6	$(7)	$—	$(403)	$3,536	$1,235		$267	$—	$772	$—

(1)
Effective September 30, 2016 we adopted new accounting guidance related to the classification and disclosure of certain investments using the NAV as a practical expedient to measure the fair value of the investment. These prior year amounts reflect the effect of reclassifications to conform the prior year to current year presentation. Accordingly, the amounts presented above do not include our investments measured at NAV, see Notes 1, 2, and the “investments in private equity measured at net asset value per share” section within this footnote, for additional information.

(2)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(3)	The transfers into Level 3 were comprised of transfers of balances previously included in other receivables on our Consolidated Statements of Financial Condition.

As of September 30, 2016, 8% of our assets and 3% of our liabilities are instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of September 30, 2016 represent 9% of our assets measured at fair value. In comparison as of September 30, 2015, 7% and 3% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of September 30, 2015 represented 11% of our assets measured at fair value. Level 3 instruments as a percentage of total financial instruments decreased by 3% compared to September 30, 2015, primarily as a result of the decrease in fair value of our ARS portfolio, offset by an increase in the fair value of our private equity investments not measured at NAV.

Index

Gains and losses related to Level 3 recurring fair value measurements included in earnings are presented in net trading profit, other revenues and other comprehensive income in our Consolidated Statements of Income and Comprehensive Income as follows:

	Net trading profits	Other revenues	Other comprehensive income
	(in thousands)
For the year ended September 30, 2016
Total (losses) gains included in earnings	$(658)	$9,259	$(11,049)
Change in unrealized (losses) gains for assets held at the end of the year	$(223)	$8,992	$(10,922)
For the year ended September 30, 2015
Total (losses) gains included in earnings	$(214)	$24,035	$(9,177)
Change in unrealized (losses) gains for assets held at the end of the year	$(28)	$11,398	$(3,975)
For the year ended September 30, 2014
Total (losses) gains included in earnings	$(366)	$9,376	$3,155
Change in unrealized gains (losses) for assets held at the end of the year	$19	$2,274	$3,133

Quantitative information about level 3 fair value measurements

The significant assumptions used in the valuation of level 3 financial instruments are as follows (the table that follows includes the significant majority of the financial instruments we hold that are classified as level 3 measures):

Level 3 financial instrument	Fair value at September 30, 2016 (in thousands)	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements:
Available for sale securities:
ARS:
Municipals - issuer is a municipality	$10,413	Discounted cash flow	Average discount rate(a)	5.17% - 6.36% (5.77%)
			Average interest rates applicable to future interest income on the securities(b)	1.23% - 1.83% (1.53%)
			Prepayment year(c)	2019 - 2026 (2022)
Municipals - tax-exempt preferred securities	$14,734	Discounted cash flow	Average discount rate(a)	4.62% - 5.62% (5.12%)
			Average interest rates applicable to future interest income on the securities(b)	0.91% - 0.91% (0.91%)
			Prepayment year(c)	2016 - 2021 (2021)
Preferred securities - taxable	$100,018	Discounted cash flow	Average discount rate(a)	4.87% - 6.34% (5.56%)
			Average interest rates applicable to future interest income on the securities(b)	1.24% - 2.51% (1.34%)
			Prepayment year(c)	2016 - 2021 (2021)
Private equity investments (not measured at NAV):	$56,746	Income or market approach:
		Scenario 1 - income approach - discounted cash flow	Discount rate(a)	13% - 20% (17.9%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2019 - 2021 (2020)
		Scenario 2 - market approach - market multiple method	EBITDA Multiple(d)	5.25 - 7.5 (6.3)
			Weighting assigned to outcome of scenario 1/scenario 2	81%/19%
	$26,419	Transaction price or other investment-specific events(e)	Not meaningful(e)	Not meaningful(e)
Nonrecurring measurements:
Impaired loans: residential	$21,909	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.24 yrs.)
Impaired loans: corporate	$26,073	Appraisal or discounted cash flow value(f)	Not meaningful(f)	Not meaningful(f)

The text of the footnotes to the table above are on the following page.

Index

The text of the footnotes to the table on the previous page are as follows:

(a)	Represents discount rates used when we have determined that market participants would take these discounts into account when pricing the investments.

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

(f)
The valuation techniques used for the impaired corporate loan portfolio are appraisals less selling costs for the collateral dependent loans and discounted cash flows for impaired loans that are not collateral dependent.

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

Investments in private equity measured at net asset value per share

As a practical expedient, we utilize NAV or its equivalent to determine the recorded value of a portion of our private equity portfolio. We utilize NAV when the fund investment does not have a readily determinable fair value and the NAV of the fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of

Index

the investments at fair value.

Our private equity portfolio includes various direct and third party private equity investments, employee investment funds, and various private equity funds which we sponsor. The portfolio is primarily invested in a broad range of industries including leveraged buyouts, growth capital, distressed capital, venture capital and mezzanine capital.

Due to the closed-end nature of certain of our fund investments, such investments cannot be redeemed directly with the funds; our investment is monetized through distributions received through the liquidation of the underlying assets of those funds.

The recorded value and unfunded commitments related to our private equity portfolio is as follows:

		Unfunded Commitment
	Recorded Value	RJF(1)	Noncontrolling Interest(2)	Total
	(in thousands)
September 30, 2016
Private equity investments at NAV	$111,469	$27,542	$3,001	$30,543
Private equity investments at fair value	83,165
Total private equity investments	$194,634

September 30, 2015
Private equity investments at NAV	$131,653	$35,606	$3,326	$38,932
Private equity investments at fair value	77,435
Total private equity investments	$209,088

(1)	Represents RJF’s portion of unfunded commitments related to our private equity portfolio.

(2)	Unfunded commitments related to the portion of our private equity portfolio owned by others. Such commitments are required to be funded by the holders of the noncontrolling interests.

While we anticipate the liquidation of these investments to take place over nine years, many of these fund investments meet the definition of prohibited “covered funds” as defined by the Volcker Rule of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  In order to be compliant with the Volcker Rule by its’ July 2017 conformance period, it is possible that we may be required to sell our interests in such funds.  If that occurs, we may receive a value for our interests that is less than the carrying value as there is a limited secondary market for these investments and we may be unable to sell them in orderly transactions.

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of September 30, 2016 and 2015, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated Statements of Financial Condition at fair value

Many, but not all, of the financial instruments we hold are recorded at fair value in the Consolidated Statements of Financial Condition.

The following represent financial instruments in which the ending balance at September 30, 2016 and 2015 is not carried at fair value, as computed in accordance with the GAAP definition of fair value (an exit price concept, refer to Note 2 for further discussion), on our Consolidated Statements of Financial Condition:

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

Index

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

Fair values for both variable and fixed-rate loans held for investment are estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. This methodology for estimating the fair value of loans does not consider other market variables and, therefore, is not based on an exit price concept. The majority of fair value determinations for these loans are classified as Level 3 under the fair value hierarchy. Refer to Note 2 for information regarding the fair value policies specific to loans held for sale.

Receivables and other assets: Brokerage client receivables, receivables from broker-dealers and clearing organizations, other receivables, and certain other assets are recorded at amounts that approximate fair value and are classified as Level 2 and 3 under the fair value hierarchy. As specified under GAAP, the FHLB and FRB stock are recorded at cost, which we have determined to approximate their estimated fair value, and are classified as Level 2 under the fair value hierarchy.

Loans to financial advisors, net: These financial instruments are primarily comprised of loans provided to financial advisors or key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes. Such loans are generally repaid over a five to eight year period, and are recorded at cost less an allowance for doubtful accounts. The fair value of loans to financial advisors, net, is determined through application of a discounted cash flow analysis, based on contractual maturities of the underlying loans discounted at the current market interest rates associated with such loans. This methodology for estimating the fair value of these loans does not consider other market variables and, therefore, is not based on an exit price concept. Loans to financial advisors, net are classified as Level 3 under the fair value hierarchy.

Securities borrowed and securities loaned: Securities borrowed and securities loaned are recorded at amounts which approximate fair value and are primarily classified as Level 2 under the fair value hierarchy.

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

Payables: Brokerage client payables, payables due to broker-dealers and clearing organizations, and trade and other payables are recorded at amounts that approximate fair value and are classified as Level 2 under the fair value hierarchy.

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

Off-balance sheet financial instruments: The fair value of unfunded commitments to extend credit is based on a methodology similar to that described above for bank loans and further adjusted for the probability of funding. The fair value of these unfunded lending commitments, in addition to the fair value of other off-balance sheet financial instruments, are classified as Level 3 under the fair value hierarchy. See Note 26 for further discussion of off-balance sheet financial instruments.

Index

The estimated fair values by level within the fair value hierarchy and the carrying amounts of certain of our financial instruments not carried at fair value are as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
	(in thousands)
September 30, 2016
Financial assets:
Bank loans, net(1)	$—	$196,109	$14,925,802	$15,121,911	$15,121,430
Loans to financial advisors, net	$—	$—	$706,717	$706,717	$838,721
Financial liabilities:
Bank deposits	$—	$13,947,310	$318,228	$14,265,538	$14,262,547
Other borrowings(2)	$—	$34,520	$—	$34,520	$33,391
Senior notes payable	$362,180	$1,452,071	$—	$1,814,251	$1,680,587
September 30, 2015
Financial assets:
Bank loans, net(1)	$—	$105,199	$12,799,065	$12,904,264	$12,907,776
Loans to financial advisors, net	$—	$—	$420,868	$420,868	$488,760
Financial liabilities:
Bank deposits	$—	$11,564,963	$358,981	$11,923,944	$11,919,881
Other borrowings(2)	$—	$38,455	$—	$38,455	$37,716
Senior notes payable	$368,760	$892,963	$—	$1,261,723	$1,137,570

(1)	Excludes all impaired loans and loans held for sale which have been recorded at fair value in the Consolidated Statements of Financial Condition at September 30, 2016 and 2015.

(2)	Excludes the components of other borrowings that are recorded at amounts that approximate their fair value in the Consolidated Statements of Financial Condition at September 30, 2016 and 2015.

Index

NOTE 6 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	September 30, 2016		September 30, 2015
	Trading instruments	Instruments sold but not yet purchased	Trading instruments	Instruments sold but not yet purchased
	(in thousands)
Municipal and provincial obligations	$274,163	$1,161	$206,063	$18,313
Corporate obligations	132,885	31,074	95,317	33,184
Government and agency obligations	49,598	266,682	115,947	205,658
Agency MBS and CMOs	164,663	2,804	117,570	5,007
Non-agency CMOs and ABS	34,428	—	46,940	—
Total debt securities	655,737	301,721	581,837	262,162
Derivative contracts (1)	55,703	8,835	42,086	20,239
Equity securities	16,029	18,382	28,344	3,098
Brokered certificates of deposit	35,206	—	30,803	—
Other	4,130	—	7,481	2,494
Total	$766,805	$328,938	$690,551	$287,993

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

There were $8.5 million of proceeds, and a gain of $100 thousand which is included in other revenues on our Consolidated Statements of Income and Comprehensive Income, from the sale of available for sale securities held by RJ Bank during the year ended September 30, 2016. During the year ended September 30, 2015, there were $12.2 million in proceeds, and a loss of $600 thousand, from sales of available for sale securities held by RJ Bank. During the year ended September 30, 2014, there were $26.6 million in proceeds, and a gain of $300 thousand, from the sale of available for sale securities owned by RJ Bank.

Certain securities in the ARS portion of the available for sale securities portfolio have been redeemed by their issuer or sold in market transactions. Sale or redemption activities within the ARS portion of the portfolio resulted in aggregate proceeds of $2.8 million, and a gain of $300 thousand which is included in other revenues on our Consolidated Statements of Income and Comprehensive Income for the year ended September 30, 2016. During the year ended September 30, 2015, sales or redemption activities within the ARS portion of the available for sale securities portfolio resulted in proceeds of $63.9 million and a gain of $11.1 million. Nearly all of the ARS proceeds as well as the gain on sale arising during the year ended September 30, 2015 resulted from the sale of Jefferson County, Alabama Limited Obligation School Warrants ARS. During the year ended September 30, 2014, sales or redemption activities within the ARS portion of the available for sale securities portfolio resulted in proceeds of $51.2 million, and a gain of $7.1 million, which includes $26.5 million in proceeds and a gain of $5.5 million, from the redemption of Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS.

Index

The amortized cost and fair values of available for sale securities are as follows:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
September 30, 2016
Available for sale securities:
Agency MBS and CMOs	$680,341	$2,512	$(556)	$682,297
Non-agency CMOs (1)	53,427	9	(2,917)	50,519
Other securities	1,575	—	(158)	1,417
Total RJ Bank available for sale securities	735,343	2,521	(3,631)	734,233
Auction rate securities:
Municipal obligations	27,491	14	(2,358)	25,147
Preferred securities	103,226	—	(3,208)	100,018
Total auction rate securities	130,717	14	(5,566)	125,165
Total available for sale securities	$866,060	$2,535	$(9,197)	$859,398

September 30, 2015
Available for sale securities:
Agency MBS and CMOs	$301,001	$1,538	$(344)	$302,195
Non-agency CMOs (2)	75,678	18	(4,327)	71,369
Other securities	1,575	—	(173)	1,402
Total RJ Bank available for sale securities	378,254	1,556	(4,844)	374,966
Auction rate securities:
Municipal obligations	28,966	576	(1,527)	28,015
Preferred securities	104,302	6,447	—	110,749
Total auction rate securities	133,268	7,023	(1,527)	138,764
Total available for sale securities	$511,522	$8,579	$(6,371)	$513,730

September 30, 2014
Available for sale securities:
Agency MBS and CMOs	$267,927	$822	$(1,029)	$267,720
Non-agency CMOs (3)	98,946	56	(7,084)	91,918
Other securities	1,575	341	—	1,916
Total RJ Bank available for sale securities	368,448	1,219	(8,113)	361,554
Auction rate securities:
Municipal obligations	81,535	6,240	(1,079)	86,696
Preferred securities	104,526	9,513	—	114,039
Total auction rate securities	186,061	15,753	(1,079)	200,735
Total available for sale securities	$554,509	$16,972	$(9,192)	$562,289

(1)
As of September 30, 2016, the non-credit portion of unrealized losses related to non-agency CMOs with previously recorded OTTI was $2.3 million (before taxes) recorded in AOCI. See Note 22 for additional information.

(2)	As of September 30, 2015, the non-credit portion of unrealized losses related to non-agency CMOs with previously recorded OTTI was $3.6 million (before taxes) recorded in AOCI.

(3)	As of September 30, 2014, the non-credit portion of unrealized losses related to non-agency CMOs with previously recorded OTTI was $6.1 million (before taxes) recorded in AOCI.

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

	September 30, 2016
	Within one year	After one but within five years	After five but within ten years	After ten years	Total
	($ in thousands)
Agency MBS & CMOs:
Amortized cost	$1	$27,476	$100,033	$552,831	$680,341
Carrying value	$1	$27,799	$100,729	$553,768	$682,297
Weighted-average yield	0.54%	1.66%	1.46%	1.49%	1.49%
Non-agency CMOs:
Amortized cost	$—	$—	$—	$53,427	$53,427
Carrying value	$—	$—	$—	$50,519	$50,519
Weighted-average yield	—	—	—	2.56%	2.56%
Other securities:
Amortized cost	$—	$—	$—	$1,575	$1,575
Carrying value	$—	$—	$—	$1,417	$1,417
Weighted-average yield	—	—	—	—	—
Sub-total agency MBS & CMOs, non-agency CMOs and other securities:
Amortized cost	$1	$27,476	$100,033	$607,833	$735,343
Carrying value	$1	$27,799	$100,729	$605,704	$734,233
Weighted-average yield	0.54%	1.66%	1.46%	1.58%	1.57%
Auction rate securities
Municipal obligations:
Amortized cost	$—	$—	$—	$27,491	$27,491
Carrying value	$—	$—	$—	$25,147	$25,147
Weighted-average yield	—	—	—	1.77%	1.77%
Preferred securities:
Amortized cost	$—	$—	$—	$103,226	$103,226
Carrying value	$—	$—	$—	$100,018	$100,018
Weighted-average yield	—	—	—	0.87%	0.87%
Sub-total auction rate securities:
Amortized cost	$—	$—	$—	$130,717	$130,717
Carrying value	$—	$—	$—	$125,165	$125,165
Weighted-average yield	—	—	—	1.05%	1.05%
Total available for sale securities:
Amortized cost	$1	$27,476	$100,033	$738,550	$866,060
Carrying value	$1	$27,799	$100,729	$730,869	$859,398
Weighted-average yield	0.54%	1.66%	1.46%	1.49%	1.49%

Index

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2016
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$208,880	$(361)	$28,893	$(195)	$237,773	$(556)
Non-agency CMOs	4,256	(21)	44,137	(2,896)	48,393	(2,917)
Other securities	1,417	(158)	—	—	1,417	(158)
ARS municipal obligations	13,204	(697)	11,695	(1,661)	24,899	(2,358)
ARS preferred securities	98,489	(3,208)	—	—	98,489	(3,208)
Total	$326,246	$(4,445)	$84,725	$(4,752)	$410,971	$(9,197)

	September 30, 2015
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$3,488	$(37)	$29,524	$(307)	$33,012	$(344)
Non-agency CMOs	—	—	65,854	(4,327)	65,854	(4,327)
Other securities	1,402	(173)	—	—	1,402	(173)
ARS municipal obligations	225	(3)	11,627	(1,524)	11,852	(1,527)
Total	$5,115	$(213)	$107,005	$(6,158)	$112,120	$(6,371)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal Home Loan Mortgage Corporation (“FHLMC”), FNMA, as well the GNMA, guarantee the contractual cash flows of the agency MBS and CMOs. At September 30, 2016, of the 38 U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, 32 were in a continuous unrealized loss position for less than 12 months and six were for 12 months or more.  We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

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

Index

The significant assumptions used in the cash flow analysis of non-agency CMOs are as follows:

	September 30, 2016
	Range	Weighted- average (1)
Default rate	0% - 8.2%	3.07%
Loss severity	0% - 53.8%	32.09%
Prepayment rate	6.5% - 19.6%	12.22%

(1)	Represents the expected activity for the next twelve months.

At September 30, 2016, 11 of the 13 non-agency CMOs were in a continuous unrealized loss position. Ten of these securities were in that position for 12 months or more and one was in a continuous unrealized loss position for less than 12 months. Based on the expected cash flows derived from the model utilized in our analysis, we expect to recover all unrealized losses not already recorded in earnings on our non-agency CMOs. However, it is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in the cash flows expected to be collected on these securities and potential future OTTI losses. As residential mortgage loans are the underlying collateral of these securities, the unrealized losses at September 30, 2016 reflect the uncertainty in the markets for these instruments.

ARS

Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them. The par value of the ARS we hold as of September 30, 2016 is $152.9 million. Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired as we have the ability and intent to hold these securities to maturity. All of our ARS securities are evaluated for OTTI on a quarterly basis.

As of September 30, 2016, there were 37 ARS preferred securities with a fair value less than their cost basis, indicating potential impairment. We analyzed the credit ratings associated with each of these securities as an indicator of potential credit impairment, and including subsequent rating changes, determined that all of these securities maintained investment grade ratings by at least one rating agency. We have the ability and intent to hold these securities to maturity and expect to recover their entire cost basis and therefore concluded that none of the potential impairment within our ARS preferred securities portfolio is related to potential credit loss.

Within our municipal ARS holdings as of September 30, 2016, there were nine municipal ARS with a fair value less than their cost basis, indicating potential impairment. We analyzed the credit ratings associated with these securities as an indicator of potential credit impairment, and including subsequent ratings changes, determined that all of these securities maintained investment grade ratings by at least one rating agency. We have the ability and intent to hold these securities to maturity and expect to recover their entire cost basis and therefore concluded that none of the potential impairment within our municipal ARS portfolio is related to potential credit loss.

Other-than-temporarily impaired securities

Although there is no intent to sell either our ARS or our non-agency CMOs and it is not more likely than not that we will be required to sell these securities, as of September 30, 2016 we do not expect to recover the entire amortized cost basis of certain securities within the non-agency CMO available for sale security portfolio.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available for sale securities are as follows:

	Year ended September 30,
	2016	2015	2014
	(in thousands)
Amount related to credit losses on securities we held at the beginning of the year	$11,847	$18,703	$28,217
Decreases to the amount related to credit loss for securities sold during the year	(3,740)	(6,856)	(9,541)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	—	—	27
Amount related to credit losses on securities we held at the end of the year	$8,107	$11,847	$18,703

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

	September 30,
	2016	2015
	(in thousands)
Brokerage client receivables	$2,715,428	$2,185,586
Allowance for doubtful accounts	(646)	(290)
Brokerage client receivables, net	$2,714,782	$2,185,296

Payables to brokerage clients

Payables to brokerage clients include brokerage client funds on deposit awaiting reinvestment. The following table presents a summary of such payables:

	September 30,
	2016	2015
Brokerage client payables:	(in thousands)
Interest bearing	$4,893,813	$4,148,952
Non-interest bearing	1,550,858	522,121
Total brokerage client payables	$6,444,671	$4,671,073

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

Index

The following table presents the balances for both the held for sale and held for investment loan portfolios as well as the associated percentage of each portfolio segment in RJ Bank’s total loan portfolio:

	September 30,
	2016		2015		2014
	Balance	%	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	$214,286	1%	$119,519	1%	$45,988	—
Loans held for investment:
Domestic:
C&I loans	6,402,675	42%	5,893,631	44%	5,378,592	49%
CRE construction loans	107,437	1%	126,402	1%	76,733	1%
CRE loans	2,188,652	14%	1,679,332	13%	1,415,093	13%
Tax-exempt loans	740,944	5%	484,537	4%	122,218	1%
Residential mortgage loans	2,439,286	16%	1,959,786	15%	1,749,513	16%
SBL	1,903,930	12%	1,479,562	11%	1,021,358	9%
Foreign:
C&I loans	1,067,698	7%	1,034,387	8%	1,043,755	9%
CRE construction loans	15,281	—	35,954	—	17,462	—
CRE loans	365,419	2%	374,822	3%	274,070	2%
Residential mortgage loans	2,283	—	2,828	—	2,234	—
SBL	897	—	1,942	—	2,390	—
Total loans held for investment	15,234,502		13,073,183		11,103,418
Net unearned income and deferred expenses	(40,675)		(32,424)		(37,533)
Total loans held for investment, net(1)	15,193,827		13,040,759		11,065,885

Total loans held for sale and investment	15,408,113	100%	13,160,278	100%	11,111,873	100%
Allowance for loan losses	(197,378)		(172,257)		(147,574)
Bank loans, net	$15,210,735		$12,988,021		$10,964,299

	September 30,
	2013		2012
	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	$110,292	1%	$160,515	2%
Loans held for investment:
Domestic:
C&I loans	4,439,668	50%	4,553,061	55%
CRE construction loans	38,964	—	26,360	1%
CRE loans	1,075,986	12%	828,414	10%
Residential mortgage loans	1,743,787	20%	1,690,465	21%
SBL	554,210	6%	350,770	4%
Foreign:
C&I loans	806,337	9%	465,770	6%
CRE construction loans	21,876	—	23,114	—
CRE loans	207,060	2%	108,036	1%
Residential mortgage loans	1,863	—	1,521	—
SBL	1,595	—	1,725	—
Total loans held for investment	8,891,346		8,049,236
Net unearned income and deferred expenses	(43,936)		(70,698)
Total loans held for investment, net(1)	8,847,410		7,978,538

Total loans held for sale and investment	8,957,702	100%	8,139,053	100%
Allowance for loan losses	(136,501)		(147,541)
Bank loans, net	$8,821,201		$7,991,512

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

Index

At September 30, 2016, the FHLB had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 15 for more information regarding borrowings from the FHLB.

Loans held for sale

RJ Bank originated or purchased $1.8 billion, $1.2 billion and $1.0 billion of loans held for sale during the years ended September 30, 2016, 2015 and 2014, respectively.  Proceeds from the sale of held for sale loans amounted to $383 million, $213 million and $189 million for the years ended September 30, 2016, 2015 and 2014, respectively. Net gains resulting from such sales amounted to $1.7 million, $1.7 million and $800 thousand for the years ended September 30, 2016, 2015 and 2014, respectively.  Unrealized losses recorded in the Consolidated Statements of Income and Comprehensive Income to reflect the loans held for sale at the lower of cost or market value were $300 thousand, $400 thousand and $400 thousand for the years ended September 30, 2016, 2015 and 2014, respectively.

Purchases and sales of loans held for investment

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	C&I	CRE	Residential mortgage		Total
	(in thousands)
Year ended September 30, 2016
Purchases	$457,503	$24,869	$371,710	(2)	$854,082
Sales(1)	$172,968	$—	$—		$172,968

Year ended September 30, 2015
Purchases	$792,921	$—	$220,311	(3)	$1,013,232
Sales(1)	$108,983	$—	$—		$108,983

Year ended September 30, 2014
Purchases	$536,167	$5,000	$29,667		$570,834
Sales(1)	$219,914	$—	$—		$219,914

(1)
Represents the recorded investment of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. Corporate loan sales generally occur as part of a loan workout situation.

(2)	Includes the purchase from other financial institutions of residential mortgage loans totaling $294 million in principal loan balance.

(3)	Includes the purchase from another financial institution of residential mortgage loans totaling $207 million in principal loan balance.

Index

Aging analysis of loans held for investment

The following table presents an analysis of the payment status of loans held for investment:

	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual (1)	Current and accruing	Total loans held for investment (2)
	(in thousands)
As of September 30, 2016:
C&I loans	$—	$—	$—	$35,194	$7,435,179	$7,470,373
CRE construction loans	—	—	—	—	122,718	122,718
CRE loans	—	—	—	4,230	2,549,841	2,554,071
Tax-exempt loans	—	—	—	—	740,944	740,944
Residential mortgage loans:
First mortgage loans	1,766	—	1,766	41,746	2,377,357	2,420,869
Home equity loans/lines	—	—	—	37	20,663	20,700
SBL	—	—	—	—	1,904,827	1,904,827
Total loans held for investment, net	$1,766	$—	$1,766	$81,207	$15,151,529	$15,234,502

As of September 30, 2015:
C&I loans	$163	$—	$163	$—	$6,927,855	$6,928,018
CRE construction loans	—	—	—	—	162,356	162,356
CRE loans	—	—	—	4,796	2,049,358	2,054,154
Tax-exempt loans	—	—	—	—	484,537	484,537
Residential mortgage loans:
First mortgage loans	2,906	—	2,906	47,504	1,891,384	1,941,794
Home equity loans/lines	30	—	30	319	20,471	20,820
SBL	—	—	—	—	1,481,504	1,481,504
Total loans held for investment, net	$3,099	$—	$3,099	$52,619	$13,017,465	$13,073,183

(1)	Includes $54 million and $22 million of nonaccrual loans at September 30, 2016 and 2015, respectively, which are performing pursuant to their contractual terms.

(2)	Excludes any net unearned income and deferred expenses.

Nonperforming loans represent those loans on nonaccrual status, troubled debt restructurings, and accruing loans which are 90 days or more past due and in the process of collection. The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $2 million, $1 million and $4 million for the years ended September 30, 2016, 2015 and 2014, respectively.  The interest income recognized on nonperforming loans was $1 million in each of the years ended September 30, 2016, 2015 and 2014.

The recorded investment in mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings are in process is $21 million and $25 million at September 30, 2016 and 2015, respectively.

Index

Impaired loans and troubled debt restructurings

The following table provides a summary of RJ Bank’s impaired loans:

	September 30,
	2016			2015
	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
	(in thousands)
Impaired loans with allowance for loan losses:(1)
C&I loans	$35,194	$35,872	$13,351	$10,599	$11,204	$1,132
Residential - first mortgage loans	30,393	41,337	3,147	35,442	48,828	4,014
Total	65,587	77,209	16,498	46,041	60,032	5,146

Impaired loans without allowance for loan losses:(2)
CRE loans	4,230	11,611	—	4,796	11,611	—
Residential - first mortgage loans	17,809	26,486	—	20,221	29,598	—
Total	22,039	38,097	—	25,017	41,209	—
Total impaired loans	$87,626	$115,306	$16,498	$71,058	$101,241	$5,146

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The preceding table includes $4 million CRE, and $28 million residential first mortgage TDR’s at September 30, 2016 and $5 million CRE, $11 million C&I, and $33 million residential first mortgage TDR’s at September 30, 2015.

The average balance of the total impaired loans and the related interest income recognized in the Consolidated Statements of Income and Comprehensive Income are as follows:

	Year ended September 30,
	2016	2015	2014
	(in thousands)
Average impaired loan balance:
C&I loans	$18,112	$11,311	$6,183
CRE loans	4,474	14,694	23,416
Residential mortgage loans:
First mortgage loans	51,554	59,049	70,370
Home equity loans/lines	—	—	21
Total	$74,140	$85,054	$99,990

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$1,413	$1,426	$1,592
Total	$1,413	$1,426	$1,592

During the years ended September 30, 2016, 2015, and 2014, RJ Bank granted concessions to borrowers having financial difficulties, for which the resulting modification was deemed a TDR.  These concessions granted for the respective first mortgage residential loans were interest rate reductions, amortization and maturity date extensions, capitalization of past due payments, or release of liability ordered under Chapter 7 bankruptcy not reaffirmed by the borrower.  The concessions granted for the corporate loans were amortization and maturity date extensions.

Index

The table below presents the TDR’s that occurred during the respective periods presented:

	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	($ in thousands)
Year ended September 30, 2016
Residential – first mortgage loans	1	$236	$236

Year ended September 30, 2015
Residential – first mortgage loans	6	1,117	1,196

Year ended September 30, 2014
C&I loans	1	19,200	$15,035
CRE loans	2	22,291	$22,291
Residential – first mortgage loans	14	$3,599	$3,892
Total	17	$45,090	$41,218

There were no TDR’s for which there was a payment default and for which the respective loan was modified as a TDR during the years ended September 30, 2016 and 2015, respectively. During the year September 30, 2014, there were three residential first mortgage TDR’s, respectively, with a recorded investment of $900 thousand for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default. As of September 30, 2016 RJ Bank had no outstanding commitments on TDRs. As of September 30, 2015, RJ Bank had one outstanding commitment on a C&I TDR in the amount of $600 thousand.

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

Index

The credit quality of RJ Bank’s held for investment loan portfolio is as follows:

	Pass	Special mention(1)	Substandard(1)	Doubtful(1)	Total
	(in thousands)
September 30, 2016
C&I	$7,241,055	$117,046	$112,272	$—	$7,470,373
CRE construction	122,718	—	—	—	122,718
CRE	2,549,672	—	4,399	—	2,554,071
Tax-exempt	740,944	—	—	—	740,944
Residential mortgage
First mortgage	2,355,393	11,349	54,127	—	2,420,869
Home equity	20,413	182	105	—	20,700
SBL	1,904,827	—	—	—	1,904,827
Total	$14,935,022	$128,577	$170,903	$—	$15,234,502

September 30, 2015
C&I	$6,739,179	$97,623	$91,216	$—	$6,928,018
CRE construction	162,356	—	—	—	162,356
CRE	2,034,692	39	19,423	—	2,054,154
Tax-exempt	484,537	—	—	—	484,537
Residential mortgage
First mortgage	1,868,044	14,890	58,860	—	1,941,794
Home equity	20,372	128	320	—	20,820
SBL	1,481,504	—	—	—	1,481,504
Total	$12,790,684	$112,680	$169,819	$—	$13,073,183

(1)	Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

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

The table below presents the most recently available update of the performing residential first mortgage loan portfolio summarized by current LTV. The amounts in the table represent the entire loan balance:

Balance(1)
(in thousands)
LTV range:
LTV less than 50%	$804,559
LTV greater than 50% but less than 80%	1,256,436
LTV greater than 80% but less than 100%	66,307
LTV greater than 100%, but less than 120%	11,106
LTV greater than 120%	858
Total	$2,139,266

(1)	Excludes loans that have full repurchase recourse for any delinquent loans.

Index

Allowance for loan losses and reserve for unfunded lending commitments

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

	Loans held for investment
	C&I	CRE construction	CRE	Tax-exempt	Residential mortgage	SBL	Total
	(in thousands)
Year ended September 30, 2016
Balance at beginning of year:	$117,623	$2,707	$30,486	$5,949	$12,526	$2,966	$172,257
Provision (benefit) for loan losses	23,051	(1,023)	5,997	(1,849)	191	1,800	28,167
Net (charge-offs)/recoveries:
Charge-offs	(2,956)	—	—	—	(1,470)	—	(4,426)
Recoveries	—	—	—	—	1,417	—	1,417
Net charge-offs	(2,956)	—	—	—	(53)	—	(3,009)
Foreign exchange translation adjustment	(17)	(70)	50	—	—	—	(37)
Balance at September 30, 2016	$137,701	$1,614	$36,533	$4,100	$12,664	$4,766	$197,378

Year ended September 30, 2015
Balance at beginning of year:	$103,179	$1,594	$25,022	$1,380	$14,350	$2,049	$147,574
Provision (benefit) for loan losses	16,091	1,176	2,205	4,569	(1,363)	892	23,570
Net (charge-offs)/recoveries:
Charge-offs	(1,191)	—	—	—	(1,667)	—	(2,858)
Recoveries	611	—	3,773	—	1,206	25	5,615
Net (charge-offs)/recoveries	(580)	—	3,773	—	(461)	25	2,757
Foreign exchange translation adjustment	(1,067)	(63)	(514)	—	—	—	(1,644)
Balance at September 30, 2015	$117,623	$2,707	$30,486	$5,949	$12,526	$2,966	$172,257

Year ended September 30, 2014
Balance at beginning of year:	$95,994	$1,000	$19,266	$—	$19,126	$1,115	$136,501
Provision (benefit) for loan losses	9,560	625	5,860	1,380	(4,759)	899	13,565
Net (charge-offs)/recoveries:
Charge-offs	(1,845)	—	(16)	—	(2,015)	—	(3,876)
Recoveries	16	—	80	—	1,998	35	2,129
Net (charge-offs)/recoveries	(1,829)	—	64	—	(17)	35	(1,747)
Foreign exchange translation adjustment	(546)	(31)	(168)	—	—	—	(745)
Balance at September 30, 2014	$103,179	$1,594	$25,022	$1,380	$14,350	$2,049	$147,574

Index

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

	Loans held for investment
	Allowance for loan losses			Recorded investment(1)
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(in thousands)
September 30, 2016
C&I	$13,351	$124,350	$137,701	$35,194	$7,435,179	$7,470,373
CRE construction	—	1,614	1,614	—	122,718	122,718
CRE	—	36,533	36,533	4,230	2,549,841	2,554,071
Tax-exempt	—	4,100	4,100	—	740,944	740,944
Residential mortgage	3,156	9,508	12,664	56,735	2,384,834	2,441,569
SBL	—	4,766	4,766	—	1,904,827	1,904,827
Total	$16,507	$180,871	$197,378	$96,159	$15,138,343	$15,234,502

September 30, 2015
C&I	$1,132	116,491	$117,623	$10,599	$6,917,419	$6,928,018
CRE construction	—	2,707	2,707	—	162,356	162,356
CRE	—	30,486	30,486	4,796	2,049,358	2,054,154
Tax-exempt	—	5,949	5,949	—	484,537	484,537
Residential mortgage	4,046	8,480	12,526	62,706	1,899,908	1,962,614
SBL	—	2,966	2,966	—	1,481,504	1,481,504
Total	$5,178	$167,079	$172,257	$78,101	$12,995,082	$13,073,183

(1)	Excludes any net unearned income and deferred expenses.

The reserve for unfunded lending commitments, included in trade and other payables on our Consolidated Statements of Financial Condition, was $11 million and $10 million at September 30, 2016 and 2015, respectively.

Index

NOTE 10 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets include the following:

	September 30,
	2016	2015
	(in thousands)

Investments in company-owned life insurance (1)	$417,137	$320,523
Prepaid expenses	91,129	75,528
Direct investment in LIHTC project partnerships by RJ Bank (2)	55,129	33,267
Investment in FHLB stock	38,813	35,582
Indemnification asset (3)	35,325	143,144
Investment in FRB stock	24,706	24,450
Prepaid compensation arising from 3Macs acquisition(4)	24,285	—
Low-income housing tax credit fund financing asset (5)	20,543	24,452
Prepaid compensation associated with DBRSU awards(6)	15,170	—
OREO (7)	4,497	4,631
Other assets	50,490	32,162
Prepaid expenses and other assets	$777,224	$693,739

(1)	As of September 30, 2016, we own life insurance policies with a cumulative face value of $955.8 million.

(2)	See the discussion of the accounting policies regarding these investments in the “direct investments in LIHTC project partnerships” section of Note 2.

(3)
The indemnification asset pertains to legal matters for which Regions (as hereinafter defined in Note 21) has indemnified RJF in connection with our acquisition of Morgan Keegan (as hereinafter defined in Note 21). The liabilities related to such matters are included in trade and other payables on our Consolidated Statements of Financial Condition. See Note 21 for additional information.

(4)	Asset arose from our acquisition of 3Macs. See the discussion of the circumstances giving rise to this asset in Note 3.

(5)
In fiscal year 2010, we sold an investment in a low-income housing tax credit fund and we guaranteed the return on investment to one of the purchasers. As a result of selling this investment and providing a guaranteed return to its buyer, we are the primary beneficiary of the fund that was sold (see Note 11 for further information regarding the consolidation of this fund) and we accounted for this transaction as a financing. As a financing transaction, we continue to account for the asset transferred to the purchaser, and maintain a related liability corresponding to our obligations under the guarantee. As the benefits are delivered to the purchaser of the investment, this financing asset and the related liability decrease. A related financing liability in the amount of $20.5 million and $24.5 million is included in trade and other payables on our Consolidated Statements of Financial Condition as of September 30, 2016 and 2015, respectively. See Note 21 for further discussion of our obligations under the guarantee.

(6)	See the discussion of the DBRSU awards in the “share-based compensation” section of Note 2, and additional information about such awards in Note 24.

(7)	See the discussion of the accounting policies regarding OREO in the “nonperforming assets” section of Note 2.

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

	Aggregate assets (1)	Aggregate liabilities (1)
	(in thousands)
September 30, 2016
LIHTC Funds	$107,511	$26,604
Guaranteed LIHTC Fund (2)	63,415	2,556
Restricted Stock Trust Fund	9,949	9,949
EIF Funds	3,749	—
Total	$184,624	$39,109

September 30, 2015
LIHTC Funds	$143,111	$41,125
Guaranteed LIHTC Fund (2)	71,231	2,263
Restricted Stock Trust Fund	6,405	6,405
EIF Funds	4,627	—
Total	$225,374	$49,793

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

	September 30,
	2016	2015
	(in thousands)
Assets:
Assets segregated pursuant to regulations and other segregated assets	$7,547	$8,525
Receivables, other	5,493	5,542
Investments in real estate partnerships held by consolidated variable interest entities	157,228	199,678
Trust fund investment in RJF common stock (1)	9,948	6,404
Prepaid expenses and other assets	3,711	4,297
Total assets	$183,927	$224,446

Liabilities and equity:
Trade and other payables	$13,231	$12,424
Intercompany payables	9,918	6,400
Loans payable of consolidated variable interest entities (2)	12,597	25,960
Total liabilities	35,746	44,784
RJF equity	6,094	6,121
Noncontrolling interests	142,087	173,541
Total equity	148,181	179,662
Total liabilities and equity	$183,927	$224,446

(1)	Included in treasury stock in our Consolidated Statements of Financial Condition.

(2)	Comprised of non-recourse loans. We are not contingently liable under any of these loans (see Note 16 for additional information).

Index

The following table presents information about the net loss of the VIEs which we consolidate, and is included within our Consolidated Statements of Income and Comprehensive Income. The noncontrolling interests presented in this table represent the portion of the net loss from these VIEs which is not ours.

	Year ended September 30,
	2016	2015	2014
	(in thousands)
Revenues:
Interest	$2	$2	$1
Other	46	(817)	1,334
Total revenues	48	(815)	1,335
Interest expense	(1,021)	(1,879)	(2,900)
Net revenues	(973)	(2,694)	(1,565)
Non-interest expenses (1)	42,507	38,179	40,819
Net loss including noncontrolling interests	(43,480)	(40,873)	(42,384)
Net loss attributable to noncontrolling interests	(43,453)	(40,829)	(42,374)
Net loss attributable to RJF	$(27)	$(44)	$(10)

(1)	Primarily comprised of items reported in other expense on our Consolidated Statements of Income and Comprehensive Income.

Low-income housing tax credit funds

As of September 30, 2016, RJTCF is the managing member or general partner in 106 separate low-income housing tax credit funds having one or more investor members or limited partners, 93 of which are determined to be VIEs and 13 of which are determined not to be VIEs.  RJTCF has concluded that it is the primary beneficiary of six non-guaranteed LIHTC Fund VIEs and accordingly, consolidates these funds.  In addition, RJTCF consolidates the one Guaranteed LIHTC Fund VIE it sponsors. See Note 21 for further discussion of the guarantee obligation as well as other RJTCF commitments. RJTCF also consolidates seven of the funds it determined not to be VIEs.

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

	September 30,
	2016			2015
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
LIHTC Funds	$4,111,813	$1,406,453	$83,155	$3,317,594	$951,465	$42,244
NMTC Funds	65,338	68	12	65,388	40	12
Other Real Estate Limited Partnerships and LLCs	22,897	23,522	140	29,523	37,062	163
Total	$4,200,048	$1,430,043	$83,307	$3,412,505	$988,567	$42,419

VIEs where we hold a variable interest but we are not required to consolidate

Managed Funds

We have subsidiaries which serve as the general partner of these Managed Funds. As described in Note 2, we have determined that we are not required to consolidate these Managed Funds.

The aggregate assets, liabilities, and our exposure to loss from Managed Funds in which we hold a variable interest as of the dates indicated are provided in the table below:

	September 30,
	2016			2015
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
Managed Funds	$99,483	$74	$—	$83,132	$22	$53

NOTE 12 - PROPERTY AND EQUIPMENT

	September 30,
	2016	2015
	(in thousands)
Land	$24,150	$20,104
Buildings, leasehold and land improvements	260,800	241,457
Furniture, fixtures, and equipment	200,947	179,952
Software	271,864	189,227
Construction in process	3,711	5,973
	761,472	636,713
Less: Accumulated depreciation and amortization	(440,015)	(380,838)
Total property and equipment, net	$321,457	$255,875

Index

NOTE 13 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The following are our goodwill and net identifiable intangible asset balances as of the dates indicated:

	September 30,
	2016	2015
	(in thousands)
Goodwill	$408,072	$307,635
Identifiable intangible assets, net	96,370	69,327
Total goodwill and identifiable intangible assets, net	$504,442	$376,962

Goodwill

The following summarizes our goodwill by segment, along with the balance and activity for the years indicated:

	Segment
	Private client group		Capital markets		Total
	(in thousands)
Goodwill at September 30, 2014	$174,584		$120,902		$295,486
Additions	12,149	(1)	—		12,149
Goodwill at September 30, 2015	$186,733		$120,902		$307,635
Additions	86,351	(2)	9,012	(3)	95,363
Foreign currency translation	2,437		2,637		5,074
Goodwill at September 30, 2016	$275,521		$132,551		$408,072

(1)	The addition in fiscal year 2015 is directly attributable to the acquisition of TPC (see Notes 1 and 3 for additional information).

(2)
Of the total private client group segment additions in fiscal year 2016, $81.7 million is attributable to our acquisition of Alex. Brown, and $4.7 million is attributable to our acquisition of 3Macs. See Note 3 for additional information. The addition to goodwill associated with Alex. Brown is deductible for tax purposes over 15 years, the addition attributable to 3Macs is not deductible for tax purposes.

(3)	The capital markets segment goodwill addition in fiscal year 2016 is directly attributable to our acquisition of Mummert. This goodwill is not deductible for tax purposes.

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

Index

Identifiable intangible assets, net

The following table sets forth our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the years indicated:

	Segment
	Private client group		Capital markets		Asset management		RJ Bank		Total
	(in thousands)
Net identifiable intangible assets as of September 30, 2013	$9,191		$43,474		$12,329		$984		$65,978
Additions	—		—		—		408	(1)	408
Amortization expense	(580)		(5,499)		(1,333)		(199)		(7,611)
Net identifiable intangible assets as of September 30, 2014	$8,611		$37,975		$10,996		$1,193		$58,775
Additions	10,290	(2)	—		7,974	(3)	574	(1)	18,838
Amortization expense	(719)		(5,443)		(1,833)		(291)		(8,286)
Net identifiable intangible assets as of September 30, 2015	$18,182		$32,532		$17,137		$1,476		$69,327
Additions	36,624	(4)	1,013	(5)	—		419	(1)	38,056
Amortization expense	(1,870)		(5,619)		(2,226)		(412)		(10,127)
Foreign currency translation	—		11		(810)		—		(799)
Impairment losses	—		—		—		(87)		(87)
Net identifiable intangible assets as of September 30, 2016	$52,936		$27,937		$14,101		$1,396		$96,370

(1)	The additions are the result of mortgage servicing rights held by RJ Bank. The estimated useful life associated with these additions is approximately 10 years.

(2)
The fiscal year 2015 additions are directly attributable to the acquisition of identifiable intangible assets which include customer relationships, a trade name, developed technology, and non-compete agreements, arising from our acquisition of TPC (see Note 3 for additional information).

(3)
The fiscal year 2015 additions are directly attributable to the acquisition of identifiable intangible assets which include customer relationships, a trade name, intellectual property, and a non-compete agreement, arising from our acquisition of Cougar (see Note 3 for additional information).

(4)
The fiscal year 2016 additions are directly attributable to the acquisition of identifiable intangible assets which include customer relationships, trade names, seller relationship agreements, and non-compete agreements arising from our acquisitions of Alex. Brown and/or 3Macs (see Note 3 for additional information). The weighted-average useful life associated with these intangible assets, by major asset class, are 15 years for the customer relationships, four years for the trade names, six years for the seller relationship agreements, and three years for the non-compete agreements. Altogether the aggregate weighted-average useful life associated with these additions is 12 years.

(5)
The fiscal year 2016 addition is directly attributable to the acquisition of identifiable intangible assets, primarily a customer relationship intangible asset, arising from our acquisition of Mummert (see Note 3 for additional information). The weighted-average useful life associated with the addition is one year.

Index

Identifiable intangible assets by type are presented below:

	September 30,
	2016		2015
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
	(in thousands)
Customer relationships	$99,470	$(22,895)	$75,217	$(17,759)
Trade name	8,172	(499)	4,278	(111)
Developed technology	12,630	(10,280)	12,630	(7,754)
Intellectual property	516	(73)	561	(23)
Non-compete agreements	3,314	(612)	1,018	(206)
Seller relationship agreements	5,300	(69)	—	—
Mortgage servicing rights	2,144	(748)	2,067	(591)
Total	$131,546	$(35,176)	$95,771	$(26,444)

Projected amortization expense by fiscal year associated with the identifiable intangible assets as of September 30, 2016 is as follows:

Fiscal year ended September 30,	(in thousands)
2017	$12,947
2018	11,156
2019	10,675
2020	9,895
2021	9,104
Thereafter	42,593
$96,370

NOTE 14 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit of RJ Bank. The following table presents a summary of bank deposits including the weighted-average rate:

	September 30,
	2016		2015
	Balance	Weighted-average rate (1)	Balance	Weighted-average rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$4,958	0.01%	$4,752	0.01%
Demand deposits (non-interest-bearing)	7,264	—	9,295	—
Savings and money market accounts	13,935,089	0.05%	11,550,917	0.02%
Certificates of deposit	315,236	1.55%	354,917	1.64%
Total bank deposits(2)	$14,262,547	0.08%	$11,919,881	0.07%

(1)	Weighted-average rate calculation is based on the actual deposit balances at September 30, 2016 and 2015, respectively.

(2)
Bank deposits exclude affiliate deposits of approximately $353 million and $458 million at September 30, 2016 and 2015, respectively. These affiliate deposits include $350 million and $451 million, held in a deposit account on behalf of RJF as of September 30, 2016 and 2015, respectively (see Note 29 for additional information).

RJ Bank’s savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”) administered by RJ&A. The aggregate amount of time deposit account balances that exceed the FDIC insurance limit at September 30, 2016 is $21.9 million.

Index

Scheduled maturities of certificates of deposit are as follows:

	September 30,
	2016		2015
	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
	(in thousands)
Three months or less	$14,252	$12,663	$6,206	$7,610
Over three through six months	14,191	9,750	11,731	7,304
Over six through twelve months	15,452	12,321	18,341	14,807
Over one through two years	32,816	11,060	43,133	33,163
Over two through three years	43,730	22,148	33,556	10,825
Over three through four years	58,425	28,863	51,140	23,616
Over four through five years	26,173	13,392	63,351	30,134
Total	$205,039	$110,197	$227,458	$127,459

Interest expense on deposits is summarized as follows:

	Year ended September 30,
	2016	2015	2014
	(in thousands)
Certificates of deposit	$5,402	$5,839	$6,126
Money market, savings and NOW accounts (1)	4,816	2,543	1,833
Total interest expense on deposits	$10,218	$8,382	$7,959

(1)	The balances for the year ended September 30, 2016 are presented net of interest expense associated with affiliate deposits.

NOTE 15 – OTHER BORROWINGS

The following table details the components of other borrowings:

	September 30,
	2016		2015
	(in thousands)
Other borrowings:
FHLB advances	$575,000	(1)	$550,000	(2)
Mortgage notes payable (3)	33,391		37,716
Borrowings on secured lines of credit (4)	—		115,000
Borrowings on ClariVest revolving credit facility (5)	267		349
Borrowings on unsecured lines of credit (6) (7)	—		—
Total other borrowings	$608,658		$703,065

(1)
Borrowings from the FHLB as of September 30, 2016 are comprised of three advances. The FHLB advances in the amount of $250 million, and $300 million, mature in September 2018 and have interest rates which reset quarterly. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting all of these balances subject to variable interest rates to a fixed interest rate. Refer to Note 18 for information regarding these interest rate swaps which are accounted for as hedging instruments. The other FHLB advance, in the amount of $25 million, matures in October, 2020 and bears interest at a fixed rate of 3.4%. All of the FHLB advances are secured by a blanket lien granted to the FHLB on RJ Bank’s residential mortgage loan portfolio. The weighted average interest rate on these advances as of September 30, 2016 is 1.01%.

(2)
Borrowings from the FHLB at September 30, 2015 are comprised of two floating-rate advances, one in the amount of $250 million and the other in the amount of $300 million. Both of these advances were restructured during fiscal year 2016 in order to extend their maturity date.

See the following page for the continuation of the explanations to the footnotes in the above table.

Index

Continuation of the footnote explanations pertaining to the table on the previous page.

(3)
Mortgage notes payable pertain to mortgage loans on our corporate headquarters offices located in St. Petersburg, Florida. These mortgage loans are secured by land, buildings, and improvements with a net book value of $44.7 million at September 30, 2016.  These mortgage loans bear interest at 5.7% with repayment terms of monthly interest and principal debt service and have a January 2023 maturity.

(4)	Borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.

(5)
ClariVest Asset Management, LLC (“ClariVest”), a subsidiary of Eagle, is a party to a revolving line of credit provided by a third party lender (the “ClariVest Facility”). The maximum amount available to borrow under the ClariVest Facility is $500 thousand, bearing interest at a variable rate which is 1% over the lenders prime rate. The ClariVest Facility expires in September 2018.

(6)
In August 2015, RJF entered into a revolving credit facility agreement in which the lenders are a number of financial institutions (the “RJF Credit Facility”). This committed unsecured borrowing facility provides for maximum borrowings of up to $300 million, at variable rates of interest, with a facility maturity date in August 2020. There are no borrowings outstanding on the RJF Credit Facility as of either September 30, 2016 or 2015. The interest rate associated with the RJF Credit Facility is a variable rate that, among other factors, varies depending upon RJF’s credit rating. Based upon RJF’s credit rating as of September 30, 2016, the variable borrowing rate is 1.75% per annum over LIBOR. There is a variable rate commitment fee associated with the RJF Credit Facility, such fee varying depending upon RJF’s credit rating. Based upon RJF’s credit rating as of September 30, 2016, the variable rate commitment fee which applies to any difference between the daily borrowed amount and the committed amount, is 0.25% per annum.

(7)	Borrowings on unsecured lines of credit, with the exception of the RJF Credit Facility, are day-to-day and are generally utilized for cash management purposes.

The interest rates for all of our U.S. and Canadian secured and unsecured financing facilities are variable and are based on the Fed Funds rate, LIBOR, a lenders prime rate, or the Canadian prime rate, as applicable. For the fiscal year ended September 30, 2016, interest rates on the U.S. facilities that were utilized during the year, other than the ClariVest Facility and the RJF Credit Facility which are each previously described, ranged from 0.18% to 2.85% (on a 360 days per year basis). The interest rate on the ClariVest Facility during the fiscal year ended September 30, 2016 was 4.45% (on a 360 days per year basis). The interest rate on the Canadian facility which was utilized from time-to-time throughout fiscal year 2016 was 1.95% (on a 360 days per year basis).

Our other borrowings as of September 30, 2016, mature as follows based on their contractual terms:

Fiscal year ended September 30,	(in thousands)
2017	$4,578
2018	555,113
2019	5,130
2020	5,430
2021	30,748
Thereafter	7,659
Total	$608,658

There were other collateralized financings outstanding in the amount of $193 million and $333 million as of September 30, 2016 and 2015, respectively. These other collateralized financings are included in securities sold under agreements to repurchase on the Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities. See Note 19 for additional information regarding offsetting asset and liability balances as well as additional information regarding the collateral.

NOTE 16 - LOANS PAYABLE OF CONSOLIDATED VARIABLE INTEREST ENTITIES

Two of the VIEs that we consolidate have borrowings which are comprised of non-recourse loans. These loans have imputed interest rates of 5.17% and 6.38%. Payments on these loans are made semi-annually by the borrowing VIE directly to the third party lender. These loans mature on January 2, 2018 and January 2, 2019. We are not contingently obligated under either of these loans. See Note 11 for additional information regarding the entities determined to be VIEs, and which of those entities we consolidate.

Index

VIEs’ loans payable are presented below:

	September 30,
	2016	2015
	(in thousands)
Current portion of loans payable	$8,306	$13,363
Long-term portion of loans payable	4,291	12,597
Total loans payable	$12,597	$25,960

The principal amount of the VIEs’ borrowings as of September 30, 2016, mature as follows based on their contractual terms:

Fiscal year ended September 30,	(in thousands)
2017	$8,306
2018	3,613
2019	678
Total	$12,597

NOTE 17 – SENIOR NOTES PAYABLE

The following summarizes our senior notes payable:

	September 30,
	2016	2015
	(in thousands)
4.25% senior notes, due 2016(1)	$—	$250,000
8.60% senior notes, due 2019(2)	300,000	300,000
5.625% senior notes, due 2024(3)	250,000	250,000
3.625% senior notes, due 2026(4)	500,000	—
6.90% senior notes, due 2042(5)	350,000	350,000
4.95% senior notes, due 2046(6)	300,000	—
	1,700,000	1,150,000
Unaccreted discount	(1,601)	(778)
Debt issuance costs	(17,812)	(11,652)
Total senior notes payable	$1,680,587	$1,137,570

(1)	In April 2011, we sold in a registered underwritten public offering, $250 million in aggregate principal amount of 4.25% senior notes. The notes matured and were repaid in April 2016.

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

(4)
In July 2016, we sold in a registered underwritten public offering, $500 million in aggregate principal amount of 3.625% senior notes due September 2026. Interest on these senior notes is payable semi-annually. We may redeem some or all of these senior notes at any time prior to their maturity, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 35 basis points, plus accrued and unpaid interest thereon to the redemption date.

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

(6)
In July 2016, we sold in a registered underwritten public offering, $300 million in aggregate principal amount of 4.95% senior notes due July 2046. Interest on these senior notes is payable semi-annually. We may redeem some or all of these senior notes at any time prior to their maturity, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 45 basis points, plus accrued and unpaid interest thereon to the redemption date.

Our senior notes payable outstanding as of September 30, 2016, mature as follows based on their contractual terms:

Fiscal year ended September 30,	(in thousands)
2017	$—
2018	—
2019	300,000
2020	—
2021	—
Thereafter	1,400,000
Total	$1,700,000

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

In our over-the-counter market activities, we enter into interest rate swaps and futures contracts either as part of our fixed income business to facilitate client transactions, to hedge a portion of our trading inventory, or to a limited extent for our own account.  The majority of these derivative positions are executed in the over-the-counter market either directly with financial institutions or trades cleared through an exchange (together referred to as the “OTC Derivatives Operations”). Cash flows related to the interest rate contracts arising from the OTC Derivative Operations, are included as operating activities (the “trading instruments, net” line) on the Consolidated Statements of Cash Flows.

In our “matched book” activities, RJFP enters into derivative transactions (primarily interest rate swaps) with clients. For every derivative transaction RJFP enters into with a customer, RJFP enters into an offsetting transaction, on terms that mirror the customer transaction, with a credit support provider which is a third party financial institution. Due to this “pass-through” transaction structure, RJFP has completely mitigated the market and credit risk related to these derivative contracts. Therefore, the ultimate credit and market risk resides with the third party financial institution. RJFP only has credit risk related to its uncollected derivative transaction fee revenues. In these activities, we do not use derivative instruments for trading or hedging purposes. As a result of the structure of these transactions, we refer to the derivative contracts we enter into as a result of these operations as our offsetting “matched book” derivative operations (the “Offsetting Matched Book Derivatives Operations”).

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

The receivable for uncollected derivative transaction fee revenues of RJFP is $7 million at both September 30, 2016 and 2015, and is included in other receivables on our Consolidated Statements of Financial Condition.

Index

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

The cash flows associated with certain assets held by RJ Bank provide interest income at fixed interest rates. Therefore, the value of these assets, absent any risk mitigation, is subject to fluctuation based upon changes in market rates of interest over time. Through the RJ Bank Interest Hedges, RJ Bank swaps variable interest payments on certain debt for fixed interest payments as a strategy to mitigate a portion of the market risk associated with certain fixed interest earning assets held by RJ Bank.

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

This cash collateral is recorded net-by-counterparty at the related fair value.  The cash collateral included in the net fair value of all open derivative asset positions arising from our OTC Derivatives Operations aggregates to a net asset of $33 million as of September 30, 2016, and a net liability of $44 million as of September 30, 2015.  The cash collateral included in the net fair value of all open derivative liability positions from our OTC Derivatives Operations aggregates to a net asset of $3 million and $26 million at September 30, 2016 and 2015, respectively.  Our maximum loss exposure under the interest rate swap contracts arising from our OTC Derivatives Operations at September 30, 2016 is $38 million.

RJ Bank provides to counterparties for the benefit of its U.S. subsidiaries, a guarantee of payment in the event of the subsidiaries’ default under forward foreign exchange contracts.  Due to this RJ Bank guarantee and the short-term nature of these derivatives, RJ Bank’s U.S. subsidiaries are not required to post collateral and do not receive collateral with respect to certain derivative contracts with the respective counterparties. As of September 30, 2016, all of RJ Bank’s forward foreign exchange contracts are assets, therefore we consider there to be no significant exposure to loss under these contracts.

Index

Derivative balances included in our financial statements

See the table below for the notional and fair value amounts of both the asset and liability derivatives.

	Asset derivatives
	September 30, 2016					September 30, 2015
	Balance sheet location	Notional amount		Fair value(1)		Balance sheet location	Notional amount		Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts(2)	Prepaid expenses and other assets	$988,200	(3)	$1,396		Prepaid expenses and other assets	$752,600	(3)	$613
Derivatives not designated as hedging instruments:
Interest rate contracts(4)	Trading instruments	$2,036,233		$153,482		Trading instruments	$2,473,946		$130,095
Interest rate contracts(4)	Trading instruments	$121,715	(3)	$9,760		Trading instruments	$74,873	(3)	$2,612
Interest rate contracts(5)	Derivative instruments associated with offsetting matched book positions	$1,469,295		$422,196		Derivative instruments associated with offsetting matched book positions	$1,649,863		$389,457
Forward foreign exchange contracts(2)	Prepaid expenses and other assets	$411,300	(3)	$620		Prepaid expenses and other assets	$214,300	(3)	$304
	Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts(6)	Trade and other payables	$550,000		$26,671		Trade and other payables	$300,000		$7,545
Derivatives not designated as hedging instruments:
Interest rate contracts(4)	Trading instruments sold	$1,997,100		$145,296		Trading instruments sold	$1,906,766		$104,255
Interest rate contracts(4)	Trading instruments sold	$133,108	(3)	$6,398		Trading instruments sold	$136,710	(3)	$4,865
Interest rate contracts(5)	Derivative instruments associated with offsetting matched book positions	$1,469,295		$422,196		Derivative instruments associated with offsetting matched book positions	$1,649,863		$389,457
DBRSUs(7)	Accrued compensation, commissions and benefits	$17,769	(8)	$17,769	(9)	—	$—		$—

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and before any netting by counterparty according to our legally enforceable master netting arrangements. The fair value in the Consolidated Statements of Financial Condition is presented net. See Note 19 for additional information regarding offsetting asset and liability balances.

(2)	These contracts are associated with RJ Bank’s activities to hedge its foreign currency exposure.

(3)	The notional amount presented is denominated in Canadian currency.

(4)	These contracts arise from our OTC Derivatives Operations.

(5)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

(6)	These contracts are associated with our RJ Bank Interest Hedges activities.

(7)	This derivative liability arose from our acquisition of Alex. Brown. See the discussion of the circumstances giving rise to this liability in Note 3.

(8)	The notional amount for the DBRSU derivative is the number of DBRSU awards to be settled in DB shares, times the DB share price as of September 30, 2016.

(9)	The fair value of the DBRSU derivative includes both the pre-combination and the post-combination share obligation.

Index

(Losses) gains recognized in AOCI, net of income taxes, on derivatives are as follows (see Note 22 for additional information):

	Year ended September 30,
	2016	2015	2014
	(in thousands)
Forward foreign exchange contracts	$(6,721)	$60,331	$29,376
RJ Bank Interest Hedges	(11,833)	(4,650)	—
Total (losses) gains recognized in AOCI, net of taxes	$(18,554)	$55,681	$29,376

There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for any of the years ended September 30, 2016, 2015 or 2014.  We expect to reclassify an estimated $5.8 million as additional interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is 10 years.

The table below sets forth the impact of the derivatives not designated as hedging instruments on the Consolidated Statements of Income and Comprehensive Income:

	Location of the impact recognized on derivatives included in the Consolidated Statements of Income and Comprehensive Income	Amount recognized during the
		year ended September 30,
		2016	2015	2014
		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts (1)	Net trading profit	$2,819	$3,107	$1,554
Interest rate contracts (2)	Other revenues	$92	$901	$712
Forward foreign exchange contracts (3)	Other (loss) revenues	$(2,662)	$20,459	$5,694
DBRSUs(4)	Compensation, commissions and benefits (gain)	$(2,457)	$—	$—

(1)	These contracts arise from our OTC Derivatives Operations.

(2)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

(3)	These contracts are associated with RJ Bank’s activities to hedge its foreign currency exposure.

(4)
The derivative arose from our acquisition of Alex. Brown, see the discussion of the circumstances giving rise to this derivative in Note 3. The impact of the change in value of the derivative in the current period is a gain, as the DB share price decreased. We also hold 900,000 shares of DB as of September 30, 2016 as an economic hedge against this obligation. The change in value of such DB shares since the AB Closing Date is recorded as a component of compensation, commissions and benefits expense on our Consolidated Statements of Income and Comprehensive Income, and partially offset a portion of this gain.

Index

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

Certain of the derivative instruments arising from our OTC Derivatives Operations and from RJ Bank’s forward foreign exchange contracts contain provisions that require our debt to maintain an investment grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could terminate and request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at September 30, 2016 is $3 million, for which we have posted collateral of $2 million in the ordinary course of business. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2016, we would have been required to post an additional $1 million of collateral to our counterparties.

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

Index

NOTE 19 – DISCLOSURE OF OFFSETTING ASSETS AND LIABILITIES, COLLATERAL, ENCUMBERED ASSETS AND REPURCHASE AGREEMENTS

Offsetting assets and liabilities

The following table presents information about the financial and derivative instruments that are offset or subject to an enforceable master netting arrangement or other similar agreement as of the dates indicated:

				Gross amounts not offset in the Statements of Financial Condition
	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Statements of Financial Condition	Net amounts presented in the Statements of Financial Condition	Financial instruments		Cash (received)paid		Net amount
	(in thousands)
As of September 30, 2016:
Assets
Securities purchased under agreements to resell and other collateralized financings	$470,222	$—	$470,222	$(470,222)	(1)	$—		$—
Derivatives - interest rate contracts(2)	153,482	(107,539)	45,943	(29,028)		—		16,915
Derivatives - interest rate contracts(3)	9,760	—	9,760	—		—		9,760
Derivatives - forward foreign exchange contracts(5)	2,016	—	2,016	—		—		2,016
Derivative instruments associated with offsetting matched book positions	422,196	—	422,196	(422,196)	(4)	—		—
Stock borrowed	170,860	—	170,860	(167,169)		—		3,691
Total assets	$1,228,536	$(107,539)	$1,120,997	$(1,088,615)		$—		$32,382
Liabilities
Securities sold under agreements to repurchase	$(193,229)	$—	$(193,229)	$193,229	(6)	$—		$—
Derivatives - interest rate contracts(2)	(145,296)	142,859	(2,437)	2,437	(7)	—		—
Derivatives - interest rate contracts(3)	(6,398)	—	(6,398)	—		—		(6,398)
Derivatives - RJ Bank Interest Hedges	(26,671)	—	(26,671)	—		26,671	(8)	—
DBRSUs(9)	(17,769)	—	(17,769)	—		—		(17,769)
Derivative instruments associated with offsetting matched book positions	(422,196)	—	(422,196)	422,196	(4)	—		—
Stock loaned	(677,761)	—	(677,761)	664,870		—		(12,891)
Total liabilities	$(1,489,320)	$142,859	$(1,346,461)	$1,282,732		$26,671		$(37,058)

As of September 30, 2015:
Assets
Securities purchased under agreements to resell and other collateralized financings	$474,144	$—	$474,144	$(474,144)	(1)	$—		$—
Derivatives - interest rate contracts(2)	130,095	(90,621)	39,474	(12,609)		—		26,865
Derivatives - forward foreign exchange contracts(5)	917	—	917	—		—		917
Derivatives - interest rate contracts(3)	2,612	—	2,612	—		—		2,612
Derivative instruments associated with offsetting matched book positions	389,457	—	389,457	(389,457)	(4)	—		—
Stock borrowed	124,373	—	124,373	(120,957)		—		3,416
Total assets	$1,121,598	$(90,621)	$1,030,977	$(997,167)		$—		$33,810
Liabilities
Securities sold under agreements to repurchase	$(332,536)	$—	$(332,536)	$332,536	(6)	$—		$—
Derivatives - interest rate contracts(2)	(104,255)	88,881	(15,374)	3,528	(7)	7,399	(7)	(4,447)
Derivatives - interest rate contracts(3)	(4,865)	—	(4,865)	—		—		(4,865)
Derivatives - RJ Bank Interest Hedges	(7,545)	—	(7,545)	—		7,545	(8)	—
Derivative instruments associated with offsetting matched book positions	(389,457)	—	(389,457)	389,457	(4)	—		—
Stock loaned	(478,573)	—	(478,573)	472,379		—		(6,194)
Total liabilities	$(1,317,231)	$88,881	$(1,228,350)	$1,197,900		$14,944		$(15,506)

The text of the footnotes in the above table are on the following page.

Index

The text of the footnotes to the table on the previous page are as follows:

(1)
We are over-collateralized since the actual amount of financial instruments pledged as collateral for securities purchased under agreements to resell and other collateralized financings amounts to $486 million and $499 million as of September 30, 2016 and 2015, respectively.

(2)	Derivatives - interest rate contracts are included in trading instruments on our Consolidated Statements of Financial Condition. See Note 18 for additional information.

(3)
Derivatives - interest rate contracts (in which the notional amount is denominated in Canadian currency) are included in trading instruments on our Consolidated Statements of Financial Condition. See Note 18 for additional information.

(4)
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

(5)
These contracts are associated with RJ Bank’s activities to hedge its foreign currency exposure. As of both September 30, 2016 and 2015, the fair value of the forward foreign exchange contract derivatives are in an asset position and are included in prepaid expenses and other assets on our Consolidated Statements of Financial Condition. See Note 18 for additional information.

(6)
We are over-collateralized since the actual amount of financial instruments pledged as collateral for securities sold under agreements to repurchase amounts to $200 million and $346 million as of September 30, 2016 and 2015, respectively.

(7)
For the portion of these derivative contracts that are transacted through an exchange, the nature of the agreement with the clearing member exchange include terms that are similar to a master netting agreement, thus we are over-collateralized as of September 30, 2016 and 2015 since the actual amount of cash and securities deposited with the exchange for these derivative contracts is $8 million and $18 million, respectively. These deposits are a component of deposits with clearing organizations on our Consolidated Statements of Financial Condition. See Note 18 for additional information.

(8)
Derivatives - RJ Bank Interest Hedges are included in trade and other payables on our Consolidated Statements of Financial Condition. See Note 18 for additional information. The RJ Bank Interest Hedges are transacted through an exchange. The nature of the agreement with the clearing member exchange includes terms that are similar to a master netting agreement. We are over-collateralized since the actual amount of cash and securities deposited with the exchange for these derivative contracts is $42 million and $15 million as of September 30, 2016, and 2015, respectively. These deposits are included in deposits with clearing organizations on our Consolidated Statements of Financial Condition.

(9)
This derivative liability arose from our acquisition of Alex. Brown. See the discussion of the circumstances giving rise to this liability in Note 3. As of September 30, 2016, we hold 900,000 DB shares with a fair value of $12 million as an economic hedge against the DBRSUs obligation. See additional discussion of the DBRSUs in Note 24.

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

Collateral and deposits with clearing organizations

We receive cash and securities as collateral, primarily in connection with Reverse Repurchase Agreements, securities borrowed, derivative transactions not transacted through an exchange, and client margin loans arising from our domestic operations (see Note 8 for additional information). The cash collateral we receive is primarily associated with our OTC Derivative Operations (see Note 18 for additional information). The collateral we receive reduces our credit exposure to individual counterparties.

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

The table below presents financial instruments at fair value, that we received as collateral, are not included on our Consolidated Statements of Financial Condition, and that were available to be delivered or repledged, along with the balances of such instruments that were used to deliver or repledge, to satisfy one of our purposes described above:

	September 30,
	2016		2015
	(in thousands)
Collateral we received that is available to be delivered or repledged	$2,925,335		$2,308,277
Collateral that we delivered or repledged	$1,536,393	(1)	$1,122,540	(2)

(1)
The collateral delivered or repledged as of September 30, 2016, includes client margin securities which we pledged with a clearing organization in the amount of $389 million which were applied against our requirement of $203 million.

(2)
The collateral delivered or repledged as of September 30, 2015, includes client margin securities which we pledged with a clearing organization in the amount of $241 million which were applied against our requirement of $148 million.

Encumbered assets

We pledge certain of our trading instrument assets to collateralize either Repurchase Agreements, other secured borrowings, or to satisfy our settlement requirements, with counterparties who may or may not have the right to deliver or repledge such securities.

The table below presents information about the fair value of our assets that have been pledged for one of the purposes described above:

	September 30,
	2016		2015
	(in thousands)
Financial instruments owned, at fair value, pledged to counterparties that:
Had the right to deliver or repledge	$587,369		$424,668
Did not have the right to deliver or repledge	$25,200	(1)	$94,006	(2)

(1)
Assets delivered or repledged as of September 30, 2016, includes securities which we pledged with a clearing organization in the amount of $19 million which were applied against our requirement of $203 million (client margin securities we pledged which are described in the preceding table constitute the remainder of the assets pledged to meet the requirement).

(2)
Assets delivered or repledged as of September 30, 2015, includes securities which we pledged with a clearing organization in the amount of $30 million which were applied against our requirement of $148 million (client margin securities we pledged which are described in the preceding table constitute the remainder of the assets pledged to meet the requirement).

Repurchase agreements, repurchase-to-maturity transactions and securities lending transactions accounted for as secured borrowings

We enter into Repurchase Agreements where we sell securities under agreements to repurchase, and also engage in securities lending transactions. These activities are accounted for as collateralized financings. Our Repurchase Agreements would include “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security, if any, that we are a party to as of period-end. As of both September 30, 2016 and 2015, we did not have any “repurchase-to-maturity” agreements. See Note 2 for a discussion of our respective Repurchase Agreement and securities borrowed and securities loaned accounting policies.

Index

The following table presents the remaining contractual maturity of securities under agreements to repurchase and securities lending transactions accounted for as secured borrowings:

	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
As of September 30, 2016:	(in thousands)

Repurchase agreements
Government and agency obligations	$92,804	$6,252	$—	$—	$99,056
Agency MBS and CMOs	92,422	1,751	—	—	94,173
Total Repurchase Agreements	185,226	8,003	—	—	193,229

Securities lending
Equity securities	677,761	—	—	—	677,761
Total	$862,987	$8,003	$—	$—	$870,990
Gross amounts of recognized liabilities for repurchase agreements and securities lending transactions included in the Offsetting Assets and Liabilities table included within this footnote					$870,990
Amounts related to repurchase agreements and securities lending transactions not included in the Offsetting Assets and Liabilities table included within this footnote					$—

As of September 30, 2015:

Repurchase agreements
Government and agency obligations	$211,594	$5,250	$—	$—	$216,844
Agency MBS and CMOs	112,941	2,751	—	—	115,692
Total Repurchase Agreements	324,535	8,001	—	—	332,536

Securities lending
Equity securities	478,573	—	—	—	478,573
Total	$803,108	$8,001	$—	$—	$811,109
Gross amounts of recognized liabilities for repurchase agreements and securities lending transactions included in the Offsetting Assets and Liabilities table included within this footnote					$811,109
Amounts related to repurchase agreements and securities lending transactions not included in the Offsetting Assets and Liabilities table included within this footnote					$—

We enter into Repurchase Agreements and conduct securities lending activities as components of the financing of certain of our operating activities. In the event the market value of the securities we pledge as collateral in these activities declines, we may have to post additional collateral or reduce the borrowing amounts. We monitor such levels daily.

NOTE 20 – INCOME TAXES

Total income taxes are allocated as follows:

	Year ended September 30,
	2016	2015	2014
	(in thousands)
Recorded in:
Income including noncontrolling interests	$271,293	$296,034	$267,797
Equity, arising from compensation expense for tax purposes which is (in excess of) less than amounts recognized for financial reporting purposes	(35,121)	8,115	(7,437)
Equity, arising from cumulative currency translation adjustments and net investment hedges recorded through other comprehensive income (loss) (“OCI”)	(3,525)	31,078	15,142
Equity, arising from available for sale securities recorded through OCI	(3,295)	(2,246)	3,694
Equity, arising from cash flow hedges recorded through OCI	(7,252)	(2,850)	—
Total	$222,100	$330,131	$279,196

Index

Our provision (benefit) for income taxes consists of the following:

	Year ended September 30,
	2016	2015	2014
	(in thousands)
Current:
Federal	$287,350	$266,359	$260,504
State and local	32,101	48,130	29,904
Foreign	10,640	5,007	12,560
	330,091	319,496	302,968
Deferred:
Federal	(51,383)	(20,567)	(35,262)
State and local	(6,267)	(5,127)	(410)
Foreign	(1,148)	2,232	501
	(58,798)	(23,462)	(35,171)
Total provision for income tax	$271,293	$296,034	$267,797

Our income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% due to the following:

	Year ended September 30,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
	($ in thousands)
Provision calculated at statutory rate	$280,225	35%	$279,361	35%	$261,816	35%
State income tax, net of federal benefit	13,864	1.7%	29,224	3.6%	18,826	2.5%
Tax-exempt interest income	(6,969)	(0.9)%	(4,335)	(0.5)%	(2,146)	(0.3)%
(Income) losses associated with company-owned life insurance which are not (subject to tax) tax deductible	(9,098)	(1.1)%	3,040	0.4%	(6,365)	(0.8)%
General business tax credits	(8,559)	(1.0)%	(7,166)	(0.9)%	(3,910)	(0.5)%
Other, net	1,830	0.2%	(4,090)	(0.5)%	(424)	(0.1)%
Total provision for income tax	$271,293	33.9%	$296,034	37.1%	$267,797	35.8%

U.S. and foreign components of income excluding noncontrolling interests and before provision for income taxes are as follows:

	Year ended September 30,
	2016	2015	2014
	(in thousands)
U.S.	$765,420	$782,146	$705,878
Foreign	35,222	16,028	42,167
Income excluding noncontrolling interest and before provision for income taxes	$800,642	$798,174	$748,045

Index

The cumulative effects of temporary differences that give rise to significant portions of the deferred tax asset (liability) items are as follows:

	September 30,
	2016	2015
	(in thousands)
Deferred tax assets:
Deferred compensation	$192,397	$150,949
Allowances for loan losses and reserves for unfunded commitments	78,552	68,445
Unrealized loss associated with foreign currency translations	22,184	22,892
Unrealized loss associated with available for sale securities	4,314	7,764
Accrued expenses	44,419	40,075
Other	24,897	28,575
Total gross deferred tax assets	366,763	318,700
Less: valuation allowance	(9)	(9)
Total deferred tax assets	366,754	318,691

Deferred tax liabilities:
Partnership investments	(8,518)	(13,476)
Goodwill and other intangibles	(26,384)	(23,967)
Undistributed earnings of foreign subsidiaries	(9,636)	(12,592)
Other	(192)	(1,757)
Total deferred tax liabilities	(44,730)	(51,792)
Net deferred tax assets	$322,024	$266,899

We have a net deferred tax asset at September 30, 2016 and 2015. This asset includes net operating losses that will expire between 2017 and 2030. A valuation allowance for the fiscal year ended September 30, 2016 has been established for certain state net operating losses due to management’s belief that, based on our historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and implemented tax planning strategies, it is more likely than not that the tax carryforwards will expire unutilized. We believe that the realization of the remaining net deferred tax asset of $322 million is more likely than not based on the ability to carry back losses against prior year taxable income and expectations of future taxable income.

We have provided for U.S. deferred income taxes in the amount of $10 million on undistributed earnings not considered permanently reinvested in our non-U.S. subsidiaries. To the extent that the cumulative undistributed earnings of non-U.S. subsidiaries are considered to be permanently invested, no deferred U.S. federal income taxes have been provided. As of September 30, 2016, we have approximately $204 million of cumulative undistributed earnings attributable to foreign subsidiaries for which no provisions have been recorded for income taxes that could arise upon repatriation. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings, and therefore cannot quantify the tax liability that would be payable in the event all such foreign earnings are repatriated.

As of September 30, 2016, the current tax receivable included in other receivables is $48 million, and a current tax payable of $29 million is included in trade and other payables on our Consolidated Statements of Financial Condition. As of September 30, 2015 the current tax receivable included in other receivables is $36 million and a current tax payable of $47 million is included in trade and other payables on our Consolidated Statements of Financial Condition.

Balances associated with unrecognized tax benefits

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. During the year ended September 30, 2016, accrued interest expense related to unrecognized tax benefits decreased by approximately $1 million. During the year ended September 30, 2016, penalty expense related to unrecognized tax benefits decreased by approximately $700 thousand. As of September 30, 2016 and 2015, accrued interest and penalties were approximately $4 million and $6 million, respectively.

Index

The aggregate changes in the balances for uncertain tax positions are as follows:

	Year ended September 30,
	2016	2015	2014
	(in thousands)

Balance for uncertain tax positions at beginning of year	$22,454	$15,804	$13,663
Increases for tax positions related to the current year	6,496	4,954	3,228
Increases for tax positions related to prior years (1)	1,284	3,466	2,455
Decreases for tax positions related to prior years	(1,592)	(204)	(1,642)
Decreases due to lapsed statute of limitations	(1,447)	(1,566)	(1,218)
Decreases related to settlements	(5,022)	—	(682)
Balance for uncertain tax positions at end of year	$22,173	$22,454	$15,804

(1)
The increases are primarily due to tax positions taken in previously filed tax returns with certain states. We continue to evaluate these positions and intend to contest any proposed adjustments made by taxing authorities.

The total amount of uncertain tax positions that, if recognized, would impact the effective tax rate (the items included in the table above after considering the federal tax benefit associated with any state tax provisions) was $16 million, $15 million, and $10 million at September 30, 2016, 2015, 2014, respectively.  We anticipate that the uncertain tax position balance may decrease by $2 million over the next twelve months as a result of the resolution of outstanding state tax audits.

We file U. S. federal income tax returns as well as returns with various state, local and foreign jurisdictions. With few exceptions, we are generally no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to fiscal year 2013 for federal tax returns, fiscal year 2012 for state and local tax returns and fiscal year 2011 for foreign tax returns.  Various state audits in process are expected to be completed in fiscal year 2017.

NOTE 21 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

In the normal course of business we enter into commitments for either fixed income or equity underwritings. As of September 30, 2016, RJ&A had seven of such open underwriting commitments, all of which were subsequently settled in open market transactions at amounts which approximate the carrying value of the commitments in our Consolidated Statements of Financial Condition as of September 30, 2016.  As of September 30, 2016, RJ Ltd. had four equity underwriting commitments, all of which are recorded in our Consolidated Statements of Financial Condition as of September 30, 2016, and which aggregate to approximately $6 million in Canadian currency (“CDN”).

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting, transitional cost assistance, and retention purposes (see Note 2 for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us.  As of September 30, 2016 we had made commitments through the extension of formal offers totaling $128 million that had not yet been funded, however, it is possible that not all of our offers will be accepted and therefore we would not fund the total amount of the offers extended. As of September 30, 2016, $62 million of the total amount extended are unfunded commitments to prospects that had accepted our offer, or recently hired producers.

In April 2016, Raymond James Global Securities Limited, a wholly owned subsidiary, entered into an agreement to sell all of its ownership interest in two joint ventures, Raymond James Latin Advisors Limited, an entity incorporated in the British Virgin Islands, and Raymond James Uruguay, S.A., an entity incorporated in Uruguay (collectively, the “Uruguay Ventures”).  The sale of the Uruguay Ventures closed on October 27, 2016. In September 2016, Raymond James South American Holdings, Inc., a wholly owned subsidiary, entered into an agreement to sell all of its ownership interest in three of its subsidiaries, Raymond James Argentina S.A., RJ Delta Asset Management S.A., and RJ Delta Capital S.A., each of which is incorporated in Argentina (collectively, the “Argentine Ventures”).  The Argentine Ventures currently serve, and the Uruguay Ventures served, certain Latin America markets.  The Argentine Ventures sale transaction will close once all the conditions to the sale have been satisfied, including obtaining all necessary regulatory approvals, which we anticipate may occur prior to the end of calendar year 2016.  The terms of sale for these transactions include customary representations and provide for certain customary indemnities in favor of the purchaser.  Collectively, these sales are not anticipated to have any significant impact on our financial condition or results of operations as these Latin American operations do not have a major effect on RJF’s operations as a whole.

Index

As of September 30, 2016, RJ Bank had not settled purchases of $122 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

A subsidiary of RJ Bank has committed $62 million as an investor member in a low-income housing tax credit fund in which a subsidiary of RJTCF is the managing member (see the discussion of “direct investments in LIHTC project partnerships” in Note 2 for information regarding the accounting policies governing these investments). As of September 30, 2016, the RJ Bank subsidiary has invested $58 million of the committed amount.

See Note 26 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

We have unfunded commitments to various venture capital or private equity partnerships, which aggregate to approximately $42 million as of September 30, 2016. Of the total, we have unfunded commitments to internally-sponsored private equity limited partnerships in which we control the general partner of approximately $18 million.

As part of the terms governing the TPC acquisition (see Note 3 for additional information regarding this acquisition), on certain dates specified in the TPC purchase agreement, there are a number of “earn-out” computations to be performed. The result of these computations could result in additional cash paid to the sellers of TPC in the future. These elements of contingent consideration will be finally determined in the future based upon the outcome of either specific performance of defined tasks, or the achievement of specified revenue growth hurdles, over a measurement period ranging from 18 months to 3 years after the TPC Closing Date. Our initial estimate of the fair value of these elements of contingent consideration as of the TPC Closing Date are included in our determination of the goodwill arising from this acquisition. As of September 30, 2016, we computed an estimate of the fair value of this contingent consideration based upon the latest information available to us, and the excess of this fair value determination over the initial estimate is included in other expense on our Consolidated Statements of Income and Comprehensive Income.

As a part of the Mummert acquisition, on certain dates specified in the future, there are earn-out computations to be performed or contingent consideration provisions that may apply. These elements of contingent consideration will be finally determined based upon the achievement of specified revenue amounts and the continued employment of specified associates. See Note 3 for additional information regarding this acquisition.

All of the elements of contingent consideration arising from the 3Macs and Alex. Brown acquisitions, in both cases, could only result in a return of a portion of our purchase price paid at closing, and are described in Note 3.

RJF has committed an amount of up to $225 million, subject to certain limitations and to annual review and renewal by the RJF Board of Directors, to either lend to RJTCF or to guarantee RJTCF’s obligations, in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities. At September 30, 2016, RJTCF has $76 million outstanding against this commitment. RJTCF may borrow from RJF in order to make investments in, or fund loans or advances to, either partnerships that purchase and develop properties qualifying for tax credits (“Project Partnerships”) or LIHTC Funds. Investments in Project Partnerships are sold to various LIHTC Funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in Project Partnerships to LIHTC Funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to Project Partnerships, and LIHTC Funds.

Long-term lease agreements expire at various times through fiscal year 2027. Minimum annual rental payments under such agreements for the succeeding five fiscal years are approximately: $92 million in fiscal year 2017, $81 million in fiscal year 2018, $73 million in fiscal year 2019, $61 million in fiscal year 2020, $46 million in fiscal year 2021, and $85 million thereafter. Certain leases contain rent holidays, leasehold improvement incentives, renewal options and/or escalation clauses.  Rental expense incurred under all leases, including equipment under short-term agreements, aggregated to $97 million, $89 million and $91 million in fiscal years 2016, 2015 and 2014, respectively.

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS (see the discussion of these activities within “financial instruments owned, financial instruments sold but not purchased and fair value” in Note 2).  At September 30, 2016, RJ&A had approximately $821 million principal amount of outstanding forward MBS purchase commitments which are expected to be purchased over the following 90 days.  In order to hedge the market interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into TBA security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future.  These TBA securities are accounted for at fair value and are included in Agency MBS securities in the table

Index

of assets and liabilities measured at fair value included in Note 5, and at September 30, 2016 aggregate to a net liability having a fair value of $3 million.  The estimated fair value of the purchase commitment is a $2 million asset as of September 30, 2016.

As a result of extensive regulation of financial holding companies, banks, broker-dealers and investment advisory entities, RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations. The reviews can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censure to fines and, in serious cases, temporary or permanent suspension from conducting business, or limitations on certain business activities. In addition, regulatory agencies and self-regulatory organizations institute investigations from time to time into industry practices, which can also result in the imposition of such sanctions. Refer to the “legal matter contingencies” discussion within this footnote for information about related loss contingency reserves. See Note 25 for additional information regarding regulatory capital requirements applicable to RJF and certain of its subsidiaries.

Guarantees

RJ Bank provides to an affiliate, RJ Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At September 30, 2016, the exposure under these guarantees is $14 million, which was underwritten as part of RJ Bank’s corporate credit relationship with such borrowers.  The outstanding interest rate swaps at September 30, 2016 have maturities ranging from October 2016 through September 2034.  RJ Bank records an estimated reserve for its credit risk associated with the guarantee of these client swaps, which was insignificant as of September 30, 2016.  The estimated total potential exposure under these guarantees is $52 million at September 30, 2016.

RJ Bank guarantees the forward foreign exchange contract obligations of its U.S. subsidiaries.  See Note 18 for additional information regarding these derivatives.

RJF guarantees interest rate swap obligations of RJ Cap Services. See Note 18 for additional information regarding interest rate swaps.

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At September 30, 2016, there were no such outstanding performance guarantees.

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

RJF guarantees the existing mortgage debt of RJ&A of approximately $33 million. See Note 15 for information regarding this borrowing.

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

RJTCF issues certain guarantees to various third parties related to Project Partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations, which aggregate to approximately $2 million as of September 30, 2016.

RJTCF has provided a guaranteed return on investment to a third party investor in one of its fund offerings (“Fund 34”), and RJF has guaranteed RJTCF’s performance under the arrangement.  Under the terms of the performance guarantee, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits to this investor over the next six years, RJTCF is obligated to pay the investor an amount that results in the investor achieving a minimum specified return on their investment.  A $20.5 million financing asset is included in prepaid expenses and other assets (see Note 10 for additional information), and a related $20.5 million liability is included in trade and other payables on our Consolidated

Index

Statements of Financial Condition as of September 30, 2016 related to this obligation. The maximum exposure to loss under this guarantee is approximately $23 million at September 30, 2016, which represents the undiscounted future payments due the investor.

Legal and regulatory matter contingencies

In addition to the matters specifically described below, in the normal course of our business, we have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our activities as a diversified financial services institution.

We are also subject, from time to time, to other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business. Such proceedings may involve, among other things, our sales and trading activities, financial products or offerings we sponsored, underwrote or sold, and operational matters. Some of these proceedings have resulted, and may in the future result, in adverse judgments, settlements, fines, penalties, injunctions or other relief and/or require us to undertake remedial actions.

We cannot predict if, how or when such proceedings or investigations will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be. A large number of factors may contribute to this inherent unpredictability: the proceeding is in its early stages; the damages sought are unspecified, unsupported or uncertain; it is unclear whether a case brought as a class action will be allowed to proceed on that basis; the other party is seeking relief other than or in addition to compensatory damages (including, in the case of regulatory and governmental proceedings, potential fines and penalties); the matters present significant legal uncertainties; we have not engaged in settlement discussions; discovery is not complete; there are significant facts in dispute; and numerous parties are named as defendants (including where it is uncertain how liability might be shared among defendants).

We contest liability and/or the amount of damages as appropriate in each pending matter. Over the last several years, the level of litigation and investigatory activity (both formal and informal) by government and self-regulatory agencies has increased significantly in the financial services industry. While we have identified below certain proceedings that we believe could be material, individually or collectively, there can be no assurance that material losses will not be incurred from claims that have not yet been asserted or are not yet determined to be material.

We include in some of the descriptions of individual matters below certain quantitative information about the plaintiff’s claim against us as alleged in the plaintiff’s pleadings or other public filings. Although this information may provide insight into the potential magnitude of a matter, it does not represent our estimate of reasonably possible loss or our judgment as to any currently appropriate accrual related thereto.

Subject to the foregoing, we believe, after consultation with counsel and consideration of the accrued liability amounts included in the accompanying consolidated financial statements, that the outcome of such litigation and regulatory proceedings will not have a material adverse effect on our consolidated financial condition. However, the outcome of such litigation and proceedings could be material to our operating results and cash flows for a particular future period, depending on, among other things, our revenues or income for such period.

Excluding contingent liabilities arising out of the matters specifically described below, as well as any amounts subject to the below-described indemnification from Regions, as of September 30, 2016, we currently estimate that the aggregate range of possible loss is from $0 to $10 million in excess of the accrued liability (if any) related to litigation or regulatory matters.  Refer to Note 2 for a discussion of our criteria for recognizing liabilities for contingencies related to such matters.

We and one of our financial advisors are named defendants in various lawsuits related to an alleged fraudulent scheme conducted by Ariel Quiros (“Quiros”) and William Stenger (“Stenger”) involving the misuse of EB-5 investor funds in connection with the Jay Peak ski resort in Vermont (“Jay Peak”) and associated limited partnerships. Plaintiffs in the lawsuits allege that Quiros misused $200 million of the amounts raised by the limited partnerships and misappropriated $50 million for his personal benefit. There are six civil court actions pending in which we or one of our subsidiaries are named. The plaintiffs variously demand, among other things, compensatory damages, treble damages under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and punitive damages.
Given the early stage of the cases, the complexity of the forensic accounting necessary to determine the amount of actual investor losses, the identification and availability of any assets for recovery by the plaintiffs and the potential for insurance coverage, a range of possible loss in excess of the amount accrued cannot be estimated. While there can be no assurance that we will be successful, we intend to vigorously defend the claims against us.

Index

Morgan Keegan Litigation

Indemnification from Regions

Under the agreement with Regions Financial Corporation (“Regions”) governing our 2012 acquisition of Morgan Keegan & Company, Inc., and MK Holding, Inc. and certain of its affiliates (collectively referred to as “Morgan Keegan”), Regions is obligated to indemnify RJF for losses we may incur in connection with any Morgan Keegan legal proceedings pending as of the closing date for that transaction (which was April 2, 2012), or commenced after the closing date but related to pre-closing matters that are received prior to April 2, 2015.

The Morgan Keegan matter described below is subject to such indemnification provisions. As of September 30, 2016, management estimates the range of potential liability of all Morgan Keegan matters subject to indemnification, including the cost of defense, to be from $16 million to $51 million. Any loss arising from such matters, after application of any contractual thresholds and other reductions, as set forth in the agreement, will be borne by Regions. As of September 30, 2016 our Consolidated Statements of Financial Condition include an indemnification asset of approximately $35 million which is included in other assets (see Note 10 for additional information), and a liability for potential losses of approximately $35 million which is included within trade and other payables, pertaining to the Morgan Keegan matters subject to indemnification. The amount included within trade and other payables is the amount within the range of potential liability related to such matters which management estimates is more likely than any other amount within such range.

Morgan Keegan matter (subject to indemnification)

In July 2006, Morgan Keegan & Company, Inc., a Morgan Keegan affiliate, and one of its former analysts were named as defendants in a lawsuit filed by Fairfax Financial Holdings and affiliates in the Circuit Court of Morris County, New Jersey. Plaintiffs made claims under a civil RICO statute, for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs alleged that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs in order to improperly drive down plaintiff’s stock price, so that others could profit from short positions. Plaintiffs alleged that the defendants’ actions damaged their reputations and harmed their business relationships. Plaintiffs alleged various categories of damages, including lost insurance business, lost financings and increased financing costs, increased audit fees and directors and officers insurance premiums and lost acquisitions, and have requested monetary damages. On May 11, 2012, the trial court ruled that New York law applied to plaintiff’s RICO claims, and that the claims were therefore not subject to treble damages. On June 27, 2012, the trial court dismissed plaintiffs’ tortious interference with prospective relations claim, but allowed the other claims to go forward. Prior to commencement of a jury trial, the court dismissed the remaining claims with prejudice. A hearing on plaintiffs’ appeal of the court’s rulings was held on October 17, 2016.

NOTE 22 - OTHER COMPREHENSIVE (LOSS) INCOME

Other comprehensive (loss) income

The activity in other comprehensive (loss) income net of the related tax effects are as follows:

	Year ended September 30,
	2016	2015	2014
	(in thousands)
Unrealized (losses) gains on available for sale securities	$(5,576)	$(3,325)	$6,021
Unrealized gains (losses) on currency translations net of the impact of net investment hedges	2,179	(30,640)	(18,635)
Unrealized loss on cash flow hedges	(11,833)	(4,650)	—
Net other comprehensive loss	$(15,230)	$(38,615)	$(12,614)

Index

Accumulated other comprehensive (loss) income

The following table presents the changes, and the related tax effects, of each component of accumulated other comprehensive (loss) income for the fiscal years ended September 30, 2016 and 2015 (in thousands):

	Net investment hedges(1)	Currency translations	Sub-total: net investment hedges and currency translations	Available for sale securities	Cash flow hedges(2)	Total

Year ended September 30, 2016
Accumulated other comprehensive income (loss) as of the beginning of the year	$93,203	$(130,476)	$(37,273)	$1,420	$(4,650)	$(40,503)
Other comprehensive (loss) income before reclassifications and taxes	(10,743)	9,397	(1,346)	(9,231)	(25,535)	(36,112)
Amounts reclassified from accumulated other comprehensive income (loss), before tax	—	—	—	360	6,450	6,810
Pre-tax other comprehensive (loss) income	(10,743)	9,397	(1,346)	(8,871)	(19,085)	(29,302)
Income tax effect	4,022	(497)	3,525	3,295	7,252	14,072
Net other comprehensive (loss) income for the year, net of tax	(6,721)	8,900	2,179	(5,576)	(11,833)	(15,230)
Accumulated other comprehensive income (loss) as of September 30, 2016	$86,482	$(121,576)	$(35,094)	$(4,156)	$(16,483)	$(55,733)

Year ended September 30, 2015
Accumulated other comprehensive income (loss) as of the beginning of the year	$32,872	$(39,505)	$(6,633)	$4,745	$—	$(1,888)
Other comprehensive income (loss) before reclassifications and taxes	96,499	(96,061)	438	2,863	(9,407)	(6,106)
Amounts reclassified from accumulated other comprehensive loss, before tax	—	—	—	(8,434)	1,907	(6,527)
Pre-tax other comprehensive income (loss)	96,499	(96,061)	438	(5,571)	(7,500)	(12,633)
Income tax effect	(36,168)	5,090	(31,078)	2,246	2,850	(25,982)
Net other comprehensive income (loss) for the year, net of tax	60,331	(90,971)	(30,640)	(3,325)	(4,650)	(38,615)
Accumulated other comprehensive income (loss) as of September 30, 2015	$93,203	$(130,476)	$(37,273)	$1,420	$(4,650)	$(40,503)

(1)
Comprised of forward foreign exchange derivatives associated with hedges of RJ Bank’s foreign currency exposure due to its non-U.S. dollar net investments (see Note 18 for additional information on these derivatives).

(2)	Represents RJ Bank Interest Hedges (see Note 18 for additional information on these derivatives).

Index

Reclassifications out of AOCI

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive income (loss), and the related tax effects, during the years ended September 30, 2016 and 2015:

Accumulated other comprehensive income (loss) components:	Increase (decrease) in amounts reclassified from accumulated other comprehensive (loss) income	Affected line items in income statement
	(in thousands)
Year ended September 30, 2016
Available for sale securities: (1)
Auction rate securities (2)	$87	Other revenue
RJ Bank available for sale securities (3)	273	Other revenue
RJ Bank Interest Hedges(4)	6,450	Interest expense
	6,810	Total before tax
Income tax effect	(2,590)	Provision for income taxes
Total reclassifications for the period	$4,220	Net of tax

Year ended September 30, 2015
Available for sale securities: (1)
Auction rate securities (2)	$(8,976)	Other revenue
RJ Bank available for sale securities (3)	542	Other revenue
RJ Bank Interest Hedges(4)	1,907	Interest expense
	(6,527)	Total before tax
Income tax effect	2,526	Provision for income taxes
Total reclassifications for the period	$(4,001)	Net of tax

(1)	See Note 7 for additional information regarding the available for sale securities, and Note 5 for additional fair value information regarding these securities.

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

Index

NOTE 23 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Year ended September 30,
	2016		2015	2014
	(in thousands)
Interest income:
Margin balances	$68,712		$67,573	$68,454
Assets segregated pursuant to regulations and other segregated assets	22,287		13,792	15,441
Bank loans, net of unearned income	487,366		405,578	343,942
Available for sale securities	7,596		5,100	6,560
Trading instruments	19,362		19,450	17,883
Stock loan	8,777		12,036	8,731
Loans to financial advisors	8,207		7,056	6,427
Corporate cash and all other	18,018		12,622	13,448
Total interest income	$640,325		$543,207	$480,886

Interest expense:
Brokerage client liabilities	$2,084		$940	$1,269
Retail bank deposits	10,218	(1)	8,382	7,959
Trading instruments sold but not yet purchased	5,035		4,503	4,327
Stock borrow	3,174		5,237	2,869
Borrowed funds	12,957		6,079	3,939
Senior notes	78,533		76,088	76,038
Interest expense of consolidated VIEs	1,021		1,879	2,900
Other	4,055		4,846	4,790
Total interest expense	117,077		107,954	104,091
Net interest income	523,248		435,253	376,795
Subtract: provision for loan losses	(28,167)		(23,570)	(13,565)
Net interest income after provision for loan losses	$495,081		$411,683	$363,230

(1)	The balance for the year ended September 30, 2016 is presented net of interest expense associated with affiliate deposits. The impact of such expense on prior year periods was not significant.

NOTE 24 - SHARE-BASED AND OTHER COMPENSATION

Employee share-based and other compensation

Our profit sharing plan and employee stock ownership plan (“ESOP”) provide certain death, disability or retirement benefits for all employees who meet certain service requirements. The plans are noncontributory. Our contributions, if any, are determined annually by our Board of Directors on a discretionary basis and are recognized as compensation cost throughout the year. Benefits become fully vested after six years of qualified service, at 65, or if a participant separates from service due to death or disability.

All shares owned by the ESOP are included in earnings per share calculations. Cash dividends paid to the ESOP are reflected as a reduction of retained earnings. The number of shares of our common stock held by the ESOP at September 30, 2016 and 2015 was approximately 4,873,000 and 4,719,000, respectively. The market value of our common stock held by the ESOP at September 30, 2016 was approximately $284 million, of which approximately $3 million is unearned (not yet vested) by ESOP plan participants.

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

Index

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

We also maintain non-qualified deferred compensation plans or arrangements for the benefit of certain employees that provide a return to the participating employees based upon the performance of various referenced investments. Under the terms of each applicable plan or arrangement, we invest directly as a principal in such investments, which are directly related to our obligations under the respective deferred compensation plan (see Note 5 for the fair value of these investments as of September 30, 2016, and 2015).

Compensation expense associated with all of the qualified and non-qualified plans described above totaled $116.9 million, $116.9 million and $111.3 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

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

Stock option awards

Options may be granted to key administrative employees and employee financial advisors who achieve certain gross commission levels. Options are exercisable in the 36th to 84th months following the date of grant and only in the event that the grantee is an employee of ours or has terminated within 45 days, disabled, deceased or, in some instances, retired. Options are granted with an exercise price equal to the market price of our stock on the grant date.

Expense and income tax benefits related to our stock options awards granted to employees are presented below:

	Year ended September 30,
	2016	2015	2014
	(in thousands)
Total share-based expense	$10,114	$10,169	$9,068
Income tax benefits related to share-based expense	$769	$811	$667

For the year ended September 30, 2016, we realized $2 million of cumulative excess tax benefits related to our stock option awards.

Index

These amounts may not be representative of future share-based compensation expense since the estimated fair value of stock options is amortized over the requisite service period using the straight-line method, and in certain instances the graded vesting attribution method, and additional options may be granted in future years. The fair value of each fixed option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for stock option grants in the fiscal years ended September 30, 2016, 2015 and 2014:

	Year ended September 30,
	2016	2015	2014

Dividend yield	1.41%	1.30%	1.33%
Expected volatility	28.85%	29.55%	39.84%
Risk-free interest rate	1.65%	1.66%	1.43%
Expected lives (in years)	5.37	5.48	5.50

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

A summary of option activity for grants to employees for the fiscal year ended September 30, 2016 is presented below:

	Options for shares	Weighted- average exercise price ($)	Weighted- average remaining contractual term (years)	Aggregate intrinsic value ($)

Outstanding at October 1, 2015	4,061,354	$41.49
Granted	351,223	$56.46
Exercised	(625,194)	$29.25
Forfeited	(76,910)	$46.42
Outstanding at September 30, 2016	3,710,473	$44.88	3.50	$49,479,000

Exercisable at September 30, 2016	639,607	$31.54	1.35	$17,058,000

As of September 30, 2016, there was $19.3 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to stock option awards. These costs are expected to be recognized over a weighted-average period of approximately 2.74 years.

The following stock option activity occurred under the 2012 Plan for grants to employees:

	Year ended September 30,
	2016	2015	2014
	(in thousands, except per option amounts)
Weighted-average grant date fair value per option	$13.96	$14.36	$16.21
Total intrinsic value of stock options exercised	$16,273	$29,574	$15,570
Total grant date fair value of stock options vested	$7,690	$10,483	$5,004

Cash received from stock option exercises during the fiscal year ended September 30, 2016 was $13.7 million.

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

The following restricted stock award activity for grants to employees and members of our Board of Directors occurred during the fiscal year ended September 30, 2016:

	Shares/Units	Weighted- average grant date fair value ($)

Non-vested at October 1, 2015	4,684,373	$42.29
Granted	1,322,958	$56.14
Vested	(1,053,903)	$35.20
Forfeited	(146,267)	$40.35
Non-vested at September 30, 2016	4,807,161	$47.71

Expense and income tax benefits related to our restricted stock awards granted to our employees and members of our Board of Directors are presented below:

	Year ended September 30,
	2016	2015	2014
	(in thousands)
Total share-based expense	$62,624	$57,587	$54,666
Income tax benefits related to share-based expense	$21,960	$20,467	$19,105

For the year ended September 30, 2016, we realized $32.8 million of cumulative excess tax benefits related to our restricted stock awards.

As of September 30, 2016, there was $95 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to restricted stock shares and restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately 2.81 years. The total fair value of shares and unit awards vested under this plan during the fiscal year ended September 30, 2016 was $35.7 million.

Restricted stock awards associated with Alex. Brown

As part of our acquisition of Alex. Brown, RJ&A assumed certain DBRSU awards, including the associated plan terms and conditions. The DBRSU awards contain performance conditions based on Deutsche Bank and subsidiaries attaining certain financial results and will ultimately be settled in DB common stock, as traded on the NYSE, provided the performance metrics are achieved. These awards are generally restricted for a three to six year period from their grant date, during which time the awards are subject to forfeiture in the event of termination other than for death, disability or retirement. The DBRSUs are accounted for as a derivative, see Note 18 for additional information.

Index

On the AB Closing Date, we assumed 1,357,449 of DBRSUs, none of which have either vested, or been forfeited, during the remainder of the fiscal year ended September 30, 2016. The per unit fair value of the DBSRUs at the AB Closing Date was $14.90 per unit, and the DBRSUs per unit fair value as of September 30, 2016 was $13.09.

As of September 30, 2016, there was a $15.2 million prepaid compensation asset included in prepaid expenses and other assets in our Consolidated Statements of Financial Condition related to these DBRSUs (see Note 10). This asset is expected to be amortized over a weighted-average period of approximately three years. As of September 30, 2016, there was a $17.8 million derivative liability included in accrued compensation, commissions and benefits in our Consolidated Statements of Financial Condition based on the September 30, 2016 fair value of DB shares of $13.09.
Subsequent to the AB Closing Date, the net impact of the DBRSUs in our Consolidated Statements of Income and Comprehensive Income for the year ended September 30, 2016, including the related income tax effects, is presented below:

Year ended September 30, 2016
(in thousands)
Amortization of DBRSU prepaid compensation asset	$355
Change in fair value of derivative liability (gain)	(2,457)
Net gain before tax	$(2,102)
Income tax expense	$799

We hold 900,000 shares of DB as of September 30, 2016 as an economic hedge against this obligation, such shares are included in other assets on our Consolidated Statements of Financial Condition. For the period ended September 30, 2016, a loss in the fair value of these holdings since the AB Closing Date in the amount of $1.6 million is included in compensation, commissions and benefits expense which offsets a portion of the gain reflected above.
Employee stock purchase plan

Under the 2003 Employee Stock Purchase Plan, we are authorized to issue up to 7,375,000 shares of common stock to our full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a fair market value of $25,000. The purchase price of the stock is 85% of the average high and low market price on the day prior to the purchase date. Under the plan we sold approximately 557,000, 430,000 and 397,000 shares to employees during the years ended September 30, 2016, 2015 and 2014, respectively. The compensation cost is calculated as the value of the 15% discount from market value and was $4.2 million, $3.5 million and $3 million during the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

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

Non-employee share-based and other compensation

Share-based compensation

Under the 2012 Plan, we may grant stock options, restricted shares of common stock or restricted stock units to our independent contractor financial advisors. The 2012 Plan is the successor to the prior plan under which options, restricted stock or restricted stock units have been issued to independent contractors. Share-based awards, granted to our independent contractor financial advisors are measured at their vesting date fair value and their fair value estimated at reporting dates prior to that time. In addition, we classify non-employee option awards as liabilities at fair value upon vesting, with changes in fair value reported in earnings until these awards are exercised or forfeited. The outstanding stock options and restricted stock units granted to our independent contractors are not material as of September 30, 2016.

Index

Other compensation

We also offer non-qualified deferred compensation plans that provide benefits to our independent contractor financial advisors who meet certain production requirements. The Deferral Plan Funding Structure is the primary source of funding for this plan. The contributions are made in amounts approved annually by management.

Certain independent contractor financial advisors are eligible to participate in our VDCP. Eligible participants may elect to defer a percentage or specific dollar amount of their compensation into the VDCP. The Deferral Plan Funding Structure is the primary source of funding for this plan.

NOTE 25 – REGULATORY CAPITAL REQUIREMENTS

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

RJF and RJ Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined in Basel III, Common equity Tier 1 capital (“CET1”) to risk-weighted assets. RJF and RJ Bank each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies.  Effective January 1, 2016, the minimum CET1, Tier 1 Capital, and Total Capital ratios of RJF and RJ Bank are supplemented by an incremental capital conservation buffer, consisting entirely of capital that qualifies as CET1, that phases in beginning on January 1, 2016 in increments of 0.625% per year until it reaches 2.5% of risk weighted assets on January 1, 2019. The capital conservation buffer is intended to be used to absorb potential losses in times of financial or economic stress. If not maintained, we could be limited in the amount of certain discretionary bonuses that may be paid and the amount of capital that may be distributed, including dividends and common equity repurchases.  As of September 30, 2016, RJF’s and RJ Bank’s capital conservation buffers were 13.6% and 6.0%, respectively. The applicable required capital conservation buffer for each as of September 30, 2016 was 0.625%.

At current capital levels, RJF and RJ Bank are each categorized as “well capitalized.”

Index

To meet requirements for capital adequacy purposes or to be categorized as “well capitalized,” RJF must maintain minimum Common equity Tier 1, Tier 1 risk-based, Total risk-based, and Tier 1 leverage amounts and ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJF as of September 30, 2016:
Common equity Tier 1 capital	$4,421,956	20.6%	$966,341	4.5%	$1,395,825	6.5%
Tier 1 capital	$4,421,956	20.6%	$1,288,454	6.0%	$1,717,939	8.0%
Total capital	$4,636,009	21.6%	$1,717,939	8.0%	$2,147,424	10.0%
Tier 1 leverage	$4,421,956	15.0%	$1,177,840	4.0%	$1,472,300	5.0%

RJF as of September 30, 2015:
Common equity Tier 1 capital	$4,101,353	22.1%	$834,677	4.5%	$1,205,644	6.5%
Tier 1 capital	$4,101,353	22.1%	$1,112,902	6.0%	$1,483,869	8.0%
Total capital	$4,290,431	23.1%	$1,483,869	8.0%	$1,854,837	10.0%
Tier 1 leverage	$4,101,353	16.1%	$1,018,859	4.0%	$1,273,574	5.0%

The decrease in RJF’s Total capital and Tier 1 capital ratios at September 30, 2016 compared to September 30, 2015 was primarily the result of the significant growth of RJ Bank’s corporate loan portfolio, the repurchase of our common stock in open market transactions, and the fiscal year 2016 acquisitions of Alex. Brown and 3Macs (see Note 3 for additional information regarding these acquisitions). These deployments of excess capital were partially offset by positive earnings during the year ended September 30, 2016.

To meet the requirements for capital adequacy or to be categorized as “well capitalized,” RJ Bank must maintain Common equity Tier 1, Tier 1 risk-based, Total risk-based, and Tier 1 leverage amounts and ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJ Bank as of September 30, 2016:
Common equity Tier 1 capital	$1,675,890	12.7%	$592,864	4.5%	$856,360	6.5%
Tier 1 capital	$1,675,890	12.7%	$790,486	6.0%	$1,053,981	8.0%
Total capital	$1,841,112	14.0%	$1,053,981	8.0%	$1,317,476	10.0%
Tier 1 leverage	$1,675,890	9.9%	$675,939	4.0%	$844,924	5.0%

RJ Bank as of September 30, 2015:
Common equity Tier 1 capital	$1,525,942	13.0%	$526,577	4.5%	$760,611	6.5%
Tier 1 capital	$1,525,942	13.0%	$702,103	6.0%	$936,137	8.0%
Total capital	$1,672,577	14.3%	$936,137	8.0%	$1,170,171	10.0%
Tier 1 leverage	$1,525,942	10.9%	$558,829	4.0%	$698,536	5.0%

The slight decrease in RJ Bank’s Total and Tier 1 capital ratios at September 30, 2016 compared to September 30, 2015 was primarily due to significant growth in corporate loans.

Our intention is to maintain RJ Bank’s “well capitalized” status. In the unlikely event that RJ Bank failed to maintain its “well capitalized” status, the consequences could include a requirement to obtain a waiver from the FDIC prior to acceptance, renewal, or rollover of brokered deposits and higher FDIC premiums, but would not have a significant impact on our operations.

RJ Bank may pay dividends to the parent company without prior approval by its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted capital to risk-weighted assets ratios.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJ&A and RJFS, each being member firms of the Financial Industry Regulatory Authority (“FINRA”), are subject to the rules of FINRA, whose capital requirements are substantially the same as Rule 15c3-1. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an

Index

“alternative net capital requirement,” which RJ&A and RJFS have each elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1 million, ($250 thousand for RJFS as of September 30, 2016) or two percent of aggregate debit items arising from client balances. FINRA may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items.

The net capital position of our wholly owned broker-dealer subsidiary RJ&A is as follows:

	As of September 30,
	2016	2015
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	19.61%	20.85%
Net capital	$512,594	$411,222
Less: required net capital	(52,287)	(39,452)
Excess net capital	$460,307	$371,770

The net capital position of our wholly owned broker-dealer subsidiary RJFS is as follows:

	As of September 30,
	2016	2015
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$27,013	$25,828
Less: required net capital	(250)	(250)
Excess net capital	$26,763	$25,578

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to their capital, profitability, liquidity position, frequency of designation or at the discretion of the IIROC. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. RJ Ltd. is not in Early Warning Level 1 or Level 2 at either September 30, 2016 or 2015.

The risk adjusted capital of RJ Ltd. is as follows (in Canadian currency):

	As of September 30,
	2016	2015
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$77,110	$127,097
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$76,860	$126,847

The substantial decrease in risk adjusted capital of RJ Ltd. at September 30, 2016 compared to September 30, 2015 was primarily the result of its deployment of excess capital during fiscal year 2016 to fund a significant portion of the acquisition of 3Macs (see Note 3 for additional information regarding the acquisition).

Raymond James Trust, N.A., (“RJ Trust”) is regulated by the OCC and is required to maintain sufficient capital. As of September 30, 2016 and 2015, RJ Trust met the requirements.

Index

At September 30, 2016, all of our other active regulated domestic and international subsidiaries are in compliance with and met all capital requirements.

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

We also act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another. Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions. We measure the market value of the securities borrowed and loaned against the cash collateral on a daily basis. The market value of securities borrowed was $91.5 million and securities loaned was $69.6 million at September 30, 2016, and the market value of securities borrowed was $83.4 million and securities loaned was $39.7 million at September 30, 2015. The contract value of securities borrowed and securities loaned was $93.4 million and $75.8 million, respectively, at September 30, 2016 and the contract value of securities borrowed and securities loaned was $86.3 million and $44.4 million, respectively, at September 30, 2015. Additional cash is obtained as necessary to ensure such transactions are adequately collateralized. If another party to the transaction fails to perform as agreed (for example, failure to deliver a security or failure to pay for a security), we may incur a loss if the market value of the security is different from the contract amount of the transaction.

We have also loaned, to broker-dealers and other financial institutions, securities owned by clients and others for which we have received cash or other collateral. The market value of securities loaned was $595.3 million and $432.6 million at September 30, 2016 and 2015, respectively. The contract value of securities loaned was $602 million and $434.2 million at September 30, 2016 and 2015, respectively. If a borrowing institution or broker-dealer does not return a security, we may be obligated to purchase the security in order to return it to the owner. In such circumstances, we may incur a loss equal to the amount by which the market value of the security on the date of nonperformance exceeds the value of the collateral received from the financial institution or the broker-dealer.

We have sold securities that we do not currently own, and will, therefore, be obligated to purchase such securities at a future date. We have recorded $329 million and $288 million at September 30, 2016 and 2015, respectively, which represents the market value of such securities (see Notes 5 and 6 for further information). We are subject to loss if the market price of those securities not covered by a hedged position increases subsequent to fiscal year-end. We utilize short positions on government obligations and equity securities to economically hedge long inventory positions.

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

Index

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

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of September 30, 2016, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $24.2 million and CDN $23.6 million, respectively. RJ Bank is also subject to foreign exchange risk related to its net investment in a Canadian subsidiary. See Note 18 for information regarding how RJ Bank utilizes net investment hedges to mitigate a significant portion of this risk.

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

RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding are as follows:

	As of September 30,
	2016	2015
	(in thousands)
Standby letters of credit	$29,686	$60,925
Open end consumer lines of credit (primarily SBL)	$3,616,933	$2,531,690
Commercial lines of credit	$1,430,630	$1,419,746
Unfunded loan commitments	$354,556	$322,419

In the normal course of business, RJ Bank issues, or participates in the issuance of standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. These standby letters of credit generally expire in one year or less. As of September 30, 2016, $29.7 million of such letters of credit were outstanding. In the event that a letter of credit is drawn down, RJ Bank would pursue repayment from the party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to satisfy the amounts drawn down under the existing letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients and, accordingly, RJ Bank uses a credit evaluation process and collateral requirements similar to those for loan commitments.

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

Index

NOTE 27 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Year ended September 30,
	2016	2015	2014
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$529,350	$502,140	$480,248
Less allocation of earnings and dividends to participating securities (1)	(1,256)	(1,610)	(3,007)
Net income attributable to RJF common shareholders	$528,094	$500,530	$477,241

Income for diluted earnings per common share:
Net income attributable to RJF	$529,350	$502,140	$480,248
Less allocation of earnings and dividends to participating securities (1)	(1,236)	(1,580)	(2,946)
Net income attributable to RJF common shareholders	$528,114	$500,560	$477,302

Common shares:
Average common shares in basic computation	141,773	142,548	139,935
Dilutive effect of outstanding stock options and certain restricted stock units	2,740	3,391	3,654
Average common shares used in diluted computation	144,513	145,939	143,589

Earnings per common share:
Basic	$3.72	$3.51	$3.41
Diluted	$3.65	$3.43	$3.32
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	3,255	2,849	1,503

(1)
Represents dividends paid during the year to participating securities plus an allocation of undistributed earnings to participating securities. Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 346 thousand, 464 thousand and 887 thousand for the years ended September 30, 2016, 2015 and 2014, respectively.  Dividends paid to participating securities amounted to $236 thousand, $300 thousand and $500 thousand for the years ended September 30, 2016, 2015, and 2014 respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are as follows:

	Year ended September 30,
	2016	2015	2014
Dividends per common share - declared	$0.80	$0.72	$0.64
Dividends per common share - paid	$0.78	$0.70	$0.62

NOTE 28 – SEGMENT INFORMATION

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

The Capital Markets segment includes institutional sales and trading in the U.S., Canada and Europe. We provide securities brokerage, trading, and research services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. This segment also includes our management of and participation in debt and equity underwritings, merger and acquisition services, public finance activities, and the operations of RJTCF.

The Asset Management segment includes the operations of Eagle, the Eagle Family of Funds, Cougar, the asset management operations of RJ&A, trust services of RJ Trust, and other fee-based asset management programs.

RJ Bank provides corporate loans, securities based loans and residential loans. RJ Bank is active in corporate loan syndications and participations. RJ Bank also provides FDIC insured deposit accounts to clients of our broker-dealer subsidiaries and to the general public. RJ Bank generates net interest revenue principally through the interest income earned on loans and investments, which is offset by the interest expense it pays on client deposits and on its borrowings.

The Other segment includes our principal capital and private equity activities as well as certain corporate overhead costs of RJF that are not allocated to operating segments including the interest costs on our public debt, and the acquisition and integration costs associated with certain of our acquisitions (see Note 3 for additional information).

Information concerning operations in these segments of business is as follows:

	Year ended September 30,
	2016	2015	2014
	(in thousands)
Revenues:
Private Client Group	$3,626,718	$3,519,558	$3,289,503
Capital Markets	1,016,375	975,064	968,635
Asset Management	404,421	392,378	369,690
RJ Bank	517,243	425,988	360,317
Other	46,291	66,967	42,203
Intersegment eliminations	(90,704)	(71,791)	(64,888)
Total revenues(1)	$5,520,344	$5,308,164	$4,965,460
Income (loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$340,564	$342,243	$330,278
Capital Markets	139,173	107,009	130,565
Asset Management	132,158	135,050	128,286
RJ Bank	337,296	278,721	242,834
Other	(148,548)	(64,849)	(83,918)
Pre-tax income excluding noncontrolling interests	800,643	798,174	748,045
Add: net loss attributable to noncontrolling interests	(23,272)	(21,462)	(32,097)
Income including noncontrolling interests and before provision for income taxes	$777,371	$776,712	$715,948

(1)	No individual client accounted for more than ten percent of total revenues in any of the years presented.

	Year ended September 30,
	2016	2015	2014
	(in thousands)
Net interest income (expense):
Private Client Group	$97,042	$88,842	$89,527
Capital Markets	8,339	7,634	5,326
Asset Management	183	127	92
RJ Bank	478,690	403,578	346,757
Other	(61,006)	(64,928)	(64,907)
Net interest income	$523,248	$435,253	$376,795

Index

The following table presents our total assets on a segment basis:

	September 30,
	2016	2015
	(in thousands)
Total assets:
Private Client Group (1)	$10,317,681	$6,870,379
Capital Markets (2)	3,064,076	2,780,733
Asset Management	133,190	187,378
RJ Bank	16,613,391	14,191,566
Other	1,465,395	2,437,976
Total	$31,593,733	$26,468,032

(1)	Includes $275.5 million and $186.7 million of goodwill at September 30, 2016 and 2015, respectively.

(2)	Includes $132.6 million and $120.9 million of goodwill at September 30, 2016 and 2015, respectively.

We have operations in the United States, Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Year ended September 30,
	2016	2015	2014
	(in thousands)
Revenues:
United States	$5,118,760	$4,911,304	$4,512,808
Canada	278,652	279,200	323,038
Europe	85,718	85,289	95,865
Other	37,214	32,371	33,749
Total	$5,520,344	$5,308,164	$4,965,460

Pre-tax income (loss) excluding noncontrolling interests:
United States	$778,351	$784,517	$706,366
Canada	20,243	17,770	37,947
Europe	(3,791)	(6,852)	(1,546)
Other	5,840	2,739	5,278
Total	$800,643	$798,174	$748,045

Our total assets, classified by major geographic area in which they are held, are presented below:

	September 30,
	2016		2015
	(in thousands)
Total assets:
United States (1)	$29,218,939		$24,531,993
Canada(2)	2,275,056		1,814,178
Europe	61,067	(3)	36,669
Other	38,671		85,192
Total	$31,593,733		$26,468,032

(1)	Includes $356.3 million and $274.6 million of goodwill at September 30, 2016 and 2015, respectively.

(2)	Includes $42.7 million and $33 million of goodwill at September 30, 2016 and 2015, respectively.

(3)	Includes $9.1 million of goodwill at September 30, 2016.

Index

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

Our principal domestic broker-dealer subsidiaries of the Parent, RJ&A and RJFS, are required by regulations to maintain a minimum amount of net capital (other non-bank subsidiaries of the Parent are also required by regulations to maintain a minimum amount of net capital, but the net capital requirements of those other subsidiaries are much less significant). RJ&A is further required by certain covenants in its borrowing agreements to maintain net capital equal to 10% of aggregate debit balances. At September 30, 2016, each of these brokerage subsidiaries far exceeded their minimum net capital requirements, see Note 25 for further information.

Subsidiary net assets of approximately $2.08 billion as of September 30, 2016 are restricted under regulatory or other restrictions from being transferred from certain subsidiaries to the Parent, without prior approval of the respective entities’ regulator.

Liquidity available to the Parent from its other subsidiaries, other than broker-dealer subsidiaries and RJ Bank, is not limited by regulatory or other restrictions, but the available amounts are not as significant as those amounts described above. The Parent regularly receives a portion of the profits of subsidiaries, other than RJ Bank, as dividends.

See Notes 15, 17, 21 and 25 for more information regarding borrowings, commitments, contingencies and guarantees, and capital and regulatory requirements of the Parent and its subsidiaries.

The following table presents the Parent’s statements of financial condition:

	September 30,
	2016	2015
	(in thousands)
Assets:
Cash and cash equivalents (1)	$371,978	$746,042
Intercompany receivables from subsidiaries:
Bank subsidiary	—	82
Non-bank subsidiaries (2)	1,228,046	853,222
Investments in consolidated subsidiaries:
Bank subsidiary	1,658,663	1,519,263
Non-bank subsidiaries	3,118,961	2,378,129
Property and equipment, net	14,891	10,602
Goodwill and identifiable intangible assets, net	31,954	31,954
Other assets	611,667	616,526
Total assets	$7,036,160	$6,155,820

Liabilities and equity:
Trade and other	$81,340	$78,945
Intercompany payables to subsidiaries:
Bank subsidiary	230	—
Non-bank subsidiaries	13,892	129,779
Accrued compensation and benefits	346,015	287,495
Senior notes payable	1,680,587	1,137,570
Total liabilities	2,122,064	1,633,789
Equity	4,914,096	4,522,031
Total liabilities and equity	$7,036,160	$6,155,820

(1)	Of the Parent’s total cash and cash equivalents, $350 million and $451 million at September 30, 2016 and 2015, respectively, is held in a deposit account at RJ Bank.

(2)
Of the total receivable from non-bank subsidiaries, $457 million and $494 million at September 30, 2016 and 2015, respectively, is invested in cash and cash equivalents by the subsidiary on behalf of the Parent.

Index

The following table presents the Parent’s statements of income:

	Year ended September 30,
	2016	2015	2014
	(in thousands)
Revenues:
Dividends from non-bank subsidiaries	$248,020	$230,853	$253,218
Dividends from bank subsidiary	75,000	—	25,000
Interest from subsidiaries	8,999	6,886	5,779
Interest	807	843	2,050
Other	4,654	3,823	1,613
Total revenues	337,480	242,405	287,660
Interest expense	(78,089)	(76,233)	(76,662)
Net revenues	259,391	166,172	210,998

Non-interest expenses:
Compensation and benefits	54,664	46,758	41,482
Communications and information processing	6,330	5,999	5,036
Occupancy and equipment costs	636	800	892
Business development	18,364	17,581	15,497
Other	9,792	10,365	8,252
Intercompany allocations and charges	(40,424)	(46,898)	(38,148)
Total non-interest expenses	49,362	34,605	33,011

Income before income tax benefit and equity in undistributed net income of subsidiaries	210,029	131,567	177,987
Income tax benefit	(64,658)	(42,688)	(37,170)
Income before equity in undistributed net income of subsidiaries	274,687	174,255	215,157
Equity in undistributed net income of subsidiaries	254,663	327,885	265,091
Net income	$529,350	$502,140	$480,248

Index

The following table presents the Parent’s statements of cash flows:

	Year ended September 30,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$529,350	$502,140	$480,248
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investments	(11,538)	(5,586)	(10,245)
(Gain) loss on company-owned life insurance	(25,642)	8,960	(17,989)
Equity in undistributed net income of subsidiaries	(254,663)	(327,885)	(265,091)
Other	73,798	60,634	75,725
Net change in:
Intercompany receivables	19,641	(102,866)	45,656
Other	97,067	51,442	44,360
Intercompany payables	(115,657)	20,338	(108,056)
Trade and other	2,396	(49)	12,835
Accrued compensation and benefits	58,520	2,911	7,668
Net cash provided by operating activities	373,272	210,039	265,111

Cash flows from investing activities:
(Investments in) distributions received from subsidiaries, net	(637,689)	(9,493)	33,973
(Advances to) repayments of advances by subsidiaries, net	(394,383)	(40,120)	287,154
Proceeds from sales (purchases) of investments, net	24,609	(4,601)	6,347
Purchase of investments in company-owned life insurance, net	(49,488)	(44,917)	(25,581)
Net cash (used in) provided by investing activities	(1,056,951)	(99,131)	301,893

Cash flows from financing activities:
Proceeds from senior note issuances, net of debt issuance costs	792,221	—	—
Repayment of senior notes payable	(250,000)	—	—
Exercise of stock options and employee stock purchases	43,331	47,964	33,633
Purchase of treasury stock	(162,502)	(88,542)	(8,427)
Dividends on common stock	(113,435)	(103,143)	(88,102)
Net cash provided by (used in) financing activities	309,615	(143,721)	(62,896)
Net (decrease) increase in cash and cash equivalents	(374,064)	(32,813)	504,108
Cash and cash equivalents at beginning of year	746,042	778,855	274,747
Cash and cash equivalents at end of year	$371,978	$746,042	$778,855

Supplemental disclosures of cash flow information:
Cash paid for interest	$74,568	$76,297	$76,661
Cash paid (received) for income taxes, net	$27,397	$32,383	$(59,552)

Supplemental disclosures of noncash investing activity:
Investments in (distributions from) subsidiaries, net	$781	$507	$(132,117)

Index

SUPPLEMENTARY DATA:

SELECTED QUARTERLY FINANCIAL DATA
(unaudited)

Fiscal Year 2016	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in thousands, except per share data)
Revenues	$1,301,526	$1,340,918	$1,386,693	$1,491,207
Net revenues	$1,274,517	$1,311,494	$1,358,482	$1,458,774
Non-interest expenses	$1,112,342	$1,121,290	$1,167,032	$1,225,232
Income including noncontrolling interests and before provision for income taxes	$162,175	$190,204	$191,450	$233,542
Net income attributable to Raymond James Financial, Inc.	$106,329	$125,847	$125,504	$171,670
Net income per share - basic(1)	$0.74	$0.89	$0.89	$1.21
Net income per share - diluted (1)	$0.73	$0.87	$0.87	$1.19
Dividends declared per share	$0.20	$0.20	$0.20	$0.20

(1)	Due to rounding the quarterly results do not sum to the total for the year.

Fiscal Year 2015	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in thousands, except per share data)
Revenues	$1,279,844	$1,312,624	$1,348,713	$1,366,983
Net revenues	$1,252,460	$1,285,778	$1,320,989	$1,340,983
Non-interest expenses	$1,053,811	$1,110,145	$1,119,694	$1,139,848
Income including noncontrolling interests and before provision for income taxes	$198,649	$175,633	$201,295	$201,135
Net income attributable to Raymond James Financial, Inc.	$126,296	$113,463	$133,195	$129,186
Net income per share - basic	$0.89	$0.79	$0.93	$0.90
Net income per share - diluted	$0.87	$0.77	$0.91	$0.88
Dividends declared per share	$0.18	$0.18	$0.18	$0.18

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Index

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by COSO. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2016. KPMG LLP, who audited and reported on our consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of September 30, 2016 (included as follows).

Index

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Raymond James Financial, Inc.:
We have audited Raymond James Financial Inc.’s (the “Company” or “Raymond James”) internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report of management on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Raymond James maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Raymond James as of September 30, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2016, and our report dated November 22, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Tampa, Florida
November 22, 2016
Certified Public Accountants

Index

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers appears in Part I, Item 1 of this report. The balance of the information required by Item 10 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2017 Annual Meeting of Shareholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended September 30, 2016.

Item 11, 12, 13 and 14.

The information required by Items 11, 12, 13 and 14 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2017 Annual Meeting of Shareholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended September 30, 2016.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibit listing

See below and continued on the following pages.

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
4.2.1
Indenture, dated as of August 10, 2009 for Senior Debt Securities, between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2009.

4.2.2
First Supplemental Indenture, dated as of August 20, 2009, for the 8.60% Senior Notes Due 2019, between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 20, 2009.

4.2.3
Third Supplemental Indenture, dated as of March 7, 2012, for the 6.90% Senior Notes Due 2042, between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 2012.

4.2.4
Fourth Supplemental Indenture, dated as of March 26, 2012, for the 5.625% Senior Notes Due 2024, between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2012.

4.2.5
Fifth Supplemental Indenture, dated as of July 12, 2016, for the 3.625% Senior Notes Due 2026, between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2016.

4.2.6
Sixth Supplemental Indenture, dated as of July 12, 2016, for the 4.95% Senior Notes Due 2046, between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2016.

Index

Exhibit Number		Description
10.1	*
Raymond James Financial, Inc. 2002 Incentive Stock Option Plan, effective February 14, 2002, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-98537, filed with the Securities and Exchange Commission on August 22, 2002.

10.2
Mortgage Agreement, dated as of December 13, 2002, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 23, 2002.

10.3	*
Raymond James Financial, Inc. Stock Option Plan for Key Management Personnel, effective November 21, 1996, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-103277, filed with the Securities and Exchange Commission on February 18, 2003.

10.4	*
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

10.6	*
Letter agreement, dated February 25, 2009, between Raymond James Financial, Inc. and Paul C. Reilly, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2009.

10.7	*
Agreement, dated December 23, 2009, between Raymond James Financial, Inc. and Thomas A. James regarding service as Chairman of the Board after his retirement as Chief Executive Officer, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 9, 2010.

10.8.1	*
Composite Version of 2005 Raymond James Financial, Inc. Restricted Stock Plan (as amended on December 10, 2010), incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders held February 24, 2011, filed with the Securities and Exchange Commission on January 18, 2011.

10.8.2	*
Form of Notice of Restricted Stock Unit Award and associated Restricted Stock Unit Agreement (employee/independent contractor) under 2005 Raymond James Financial, Inc. Restricted Stock Plan, as amended, incorporated by reference to Exhibit 10.17.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2010.

10.8.3	*
Form of Amendment to Restricted Stock Grant Agreements outstanding under 2005 Raymond James Financial, Inc. Restricted Stock Plan, incorporated by reference to Exhibit 10.17.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2010.

10.9
Stock Purchase Agreement, dated January 11, 2012, between Raymond James Financial, Inc. and Regions Financial Corporation (excluding certain exhibits and schedules), incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 12, 2012.

10.10	*
Form of Raymond James Financial, Inc. Restricted Cash Agreement dated as of March 31, 2013, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 20, 2013.

10.11	*
Amended and Restated Raymond James Financial Long-Term Incentive Plan, effective February 19, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2016.

10.12.1
Revolving Credit Agreement, dated as of August 6, 2015, among Raymond James Financial, Inc. and a syndicate of lenders led by Bank of America, N.A. and Regions Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2015.

10.12.2
First Amendment to Revolving Credit Agreement, dated as of June 8, 2016, among Raymond James Financial, Inc., the Lenders party thereto, and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 9, 2016.

10.13.1	*
Raymond James Financial, Inc. Amended and Restated 2012 Stock Incentive Plan (as amended through February 18, 2016), incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders held February 18, 2016, filed with the Securities and Exchange Commission January 14, 2016.

10.13.2	*
Form of Contingent Stock Option Agreement under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2012.

10.13.3	*
Form of Restricted Stock Unit Agreement for Non-Employee Director under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2012.

10.13.4	*
Form of Restricted Stock Unit Agreement for Performance Based Restricted Stock Unit Award under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.20.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2013.

10.13.5	*
Form of Stock Option Agreement under 2012 Stock Incentive Plan, as revised and approved on August 21, 2013, incorporated by reference to Exhibit 10.16.3 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2013.

10.13.6	*
Form of Restricted Stock Unit Agreement for Non-Bonus Award (Employee/Independent Contractor) under 2012 Stock Incentive Plan, as revised and approved on August 21, 2013, incorporated by reference to Exhibit 10.16.4 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2013.

10.13.7	*
Form of Restricted Stock Unit Agreement for Stock Bonus Award under 2012 Stock Incentive Plan, as revised and approved on August 21, 2013, incorporated by reference to Exhibit 10.16.6 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2013.

Index

Exhibit Number		Description
10.13.8	*
Form of Restricted Stock Unit Award Notice and Agreement (time-based vesting) which amends and restates Mr. Reilly’s award agreement issued in 2012 and will also be used for his subsequent award agreements, incorporated by reference to Exhibit 10.21.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

10.13.9	*
Form of Restricted Stock Unit Award Notice and Agreement (performance-based vesting) which amends and restates Mr. Reilly’s award agreement issued in 2012 and will also be used for his subsequent award agreements, incorporated by reference to Exhibit 10.21.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

10.13.10	*
Form of Restricted Stock Unit Award Notice and Agreement (time-based vesting), incorporated by reference to Exhibit 10.22.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

10.13.11	*
Form of Restricted Stock Unit Award Notice and Agreement (performance-based vesting), incorporated by reference to Exhibit 10.22.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

10.13.12	*
Form of Stock Option Agreement under 2012 Stock Incentive Plan, as revised and approved on November 20, 2013, incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 7, 2014.

10.13.13	*
Form of Restricted Stock Unit Agreement for Non-Bonus Award under 2012 Stock Incentive Plan, as revised and approved on November 20, 2013, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 7, 2014.

10.13.14
Raymond James Financial, Inc. 2012 Stock Incentive Plan Sub-Plan for French Employees with Form of Restricted Stock Unit Agreement, adopted and approved on February 20, 2014, incorporated by reference to Exhibit 10.16.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2014.

10.14	*	Raymond James Financial, Inc. Amended and Restated Voluntary Deferred Compensation Plan, effective February 23, 2016.
11
Statement re Computation of per Share Earnings (the calculation of per share earnings is included in Part II, Item 8, Note 27 in the Notes to Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

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

* Indicates a management contract or compensatory plan or arrangement in which a director or executive officer participates.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 22nd day of November, 2016.

RAYMOND JAMES FINANCIAL, INC.

By: /s/ PAUL C. REILLY
Paul C. Reilly, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL C. REILLY	Chief Executive Officer (Principal Executive Officer) and Director	November 22, 2016
Paul C. Reilly

/s/ JEFFREY P. JULIEN	Executive Vice President - Finance, Chief Financial Officer (Principal Financial Officer) and Treasurer	November 22, 2016
Jeffrey P. Julien

/s/ JENNIFER C. ACKART	Senior Vice President and Controller (Principal Accounting Officer)	November 22, 2016
Jennifer C. Ackart

/s/ THOMAS A. JAMES	Executive Chairman and Director	November 22, 2016
Thomas A. James

/s/ CHARLES G. VON ARENTSCHILDT	Director	November 22, 2016
Charles G. von Arentschildt

/s/ SHELLEY G. BROADER	Director	November 22, 2016
Shelley G. Broader

/s/ JEFFREY N. EDWARDS	Director	November 22, 2016
Jeffrey N. Edwards

/s/ BENJAMIN C. ESTY	Director	November 22, 2016
Benjamin C. Esty

/s/ FRANCIS S. GODBOLD	Vice Chairman and Director	November 22, 2016
Francis S. Godbold

/s/ GORDON L. JOHNSON	Director	November 22, 2016
Gordon L. Johnson

/s/ RODERICK C. MCGEARY	Director	November 22, 2016
Roderick C. McGeary

/s/ ROBERT P. SALTZMAN	Director	November 22, 2016
Robert P. Saltzman

/s/ SUSAN N. STORY	Director	November 22, 2016
Susan N. Story