Form 10-Q
period 2016-12-31
RAYMOND JAMES FINANCIAL INC
filed 2017-02-08
CIK 720005

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016
or

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

143,686,015 shares of common stock as of February 3, 2017

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Form 10-Q for the quarter ended December 31, 2016

Index

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31, 2016	September 30, 2016
	(in thousands)
Assets:
Cash and cash equivalents	$2,528,275	$1,650,452
Assets segregated pursuant to regulations and other segregated assets	3,867,999	4,884,487
Securities purchased under agreements to resell and other collateralized financings	358,493	470,222
Financial instruments, at fair value:
Trading instruments	517,792	766,805
Available for sale securities	1,163,524	859,398
Private equity investments	199,438	194,634
Other investments	252,731	296,844
Derivative instruments associated with offsetting matched book positions	299,393	422,196
Receivables:
Brokerage clients, net	2,601,869	2,714,782
Stock borrowed	154,718	170,860
Bank loans, net	15,828,752	15,210,735
Brokers-dealers and clearing organizations	170,768	164,908
Loans to financial advisors, net	845,783	838,721
Other	619,874	610,417
Deposits with clearing organizations	198,856	245,364
Prepaid expenses and other assets	796,166	777,224
Investments in real estate partnerships held by consolidated variable interest entities	65,306	61,004
Property and equipment, net	382,298	321,457
Deferred income taxes, net	318,160	322,024
Goodwill and identifiable intangible assets, net	499,195	504,442
Total assets	$31,669,390	$31,486,976

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(continued from previous page)

	December 31, 2016	September 30, 2016
	($ in thousands)
Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$260,543	$328,938
Securities sold under agreements to repurchase	203,378	193,229
Derivative instruments associated with offsetting matched book positions, at fair value	299,393	422,196
Payables:
Brokerage clients	6,027,519	6,444,671
Stock loaned	428,600	677,761
Bank deposits	15,189,790	14,262,547
Brokers-dealers and clearing organizations	158,320	306,119
Trade and other	599,067	583,340
Other borrowings	915,921	608,658
Accrued compensation, commissions and benefits	701,301	915,954
Senior notes payable	1,680,957	1,680,587
Total liabilities	26,464,789	26,424,000
Commitments and contingencies (see Note 15)
Equity
Preferred stock; $.10 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 153,122,715 and 151,424,947 shares issued as of December 31, 2016 and September 30, 2016, respectively, and 142,930,077 and 141,544,511 shares outstanding as of December 31, 2016 and September 30, 2016, respectively	1,530	1,513
Additional paid-in capital	1,553,282	1,498,921
Retained earnings	3,947,074	3,834,781
Treasury stock, at cost; 10,096,174 and 9,766,846 common shares as of December 31, 2016 and September 30, 2016, respectively	(387,869)	(362,937)
Accumulated other comprehensive loss	(33,140)	(55,733)
Total equity attributable to Raymond James Financial, Inc.	5,080,877	4,916,545
Noncontrolling interests	123,724	146,431
Total equity	5,204,601	5,062,976
Total liabilities and equity	$31,669,390	$31,486,976

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
	2016	2015
	(in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$984,385	$849,662
Investment banking	61,425	57,553
Investment advisory and related administrative fees	108,243	98,602
Interest	182,782	142,472
Account and service fees	148,791	116,823
Net trading profit	20,555	22,169
Other	22,587	13,576
Total revenues	1,528,768	1,300,857
Interest expense	(35,966)	(26,699)
Net revenues	1,492,802	1,274,158
Non-interest expenses:
Compensation, commissions and benefits	1,006,467	866,398
Communications and information processing	72,161	72,138
Occupancy and equipment costs	46,052	41,789
Clearance and floor brokerage	12,350	9,996
Business development	35,362	40,624
Investment sub-advisory fees	19,295	14,554
Bank loan loss (benefit) provision	(1,040)	13,910
Acquisition-related expenses	12,666	1,872
Other	81,974	42,804
Total non-interest expenses	1,285,287	1,104,085
Income including noncontrolling interests and before provision for income taxes	207,515	170,073
Provision for income taxes	59,812	62,009
Net income including noncontrolling interests	147,703	108,064
Net income attributable to noncontrolling interests	1,136	1,735
Net income attributable to Raymond James Financial, Inc.	$146,567	$106,329

Net income per common share – basic	$1.03	$0.74
Net income per common share – diluted	$1.00	$0.73
Weighted-average common shares outstanding – basic	142,110	143,058
Weighted-average common and common equivalent shares outstanding – diluted	145,675	146,141

Net income attributable to Raymond James Financial, Inc.	$146,567	$106,329
Other comprehensive income (loss), net of tax:(1)
Unrealized loss on available for sale securities and non-credit portion of other-than-temporary impairment losses	(4,146)	(6,791)
Unrealized gain (loss) on currency translations, net of the impact of net investment hedges	1,001	(6,615)
Unrealized gain on cash flow hedges	25,738	3,265
Total comprehensive income	$169,160	$96,188

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$860	$374
Portion of recoveries recognized in other comprehensive income	(860)	(374)
Net impairment losses recognized in other revenue	$—	$—

(1)	All components of other comprehensive income (loss), net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended December 31,
	2016		2015
	(in thousands, except per share amounts)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,513		$1,491
Share issuances	17		10
Balance, end of period	1,530		1,501

Additional paid-in capital:
Balance, beginning of year	1,498,921		1,344,779
Employee stock purchases	4,743		5,054
Exercise of stock options and vesting of restricted stock units, net of forfeitures	18,969		8,996
Restricted stock, stock option and restricted stock unit expense	30,971		21,104
Excess tax benefit from share-based payments	—	(1)	34,791
Other	(322)		229
Balance, end of period	1,553,282		1,414,953

Retained earnings:
Balance, beginning of year (2)	3,834,781		3,422,169
Net income attributable to Raymond James Financial, Inc.	146,567		106,329
Cash dividends declared	(34,274)		(30,535)
Balance, end of period	3,947,074		3,497,963

Treasury stock:
Balance, beginning of year	(362,937)		(203,455)
Purchases/surrenders	(8,474)		(6,009)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(16,458)		(5,045)
Balance, end of period	(387,869)		(214,509)

Accumulated other comprehensive loss: (3)
Balance, beginning of year	(55,733)		(40,503)
Net change in unrealized gain/loss on available for sale securities and non-credit portion of other-than-temporary impairment losses, net of tax	(4,146)		(6,791)
Net change in currency translations and net investment hedges, net of tax	1,001		(6,615)
Net change in cash flow hedges, net of tax	25,738		3,265
Balance, end of period	(33,140)		(50,644)
Total equity attributable to Raymond James Financial, Inc.	$5,080,877		$4,649,264

Noncontrolling interests:
Balance, beginning of year (2)	$146,431		$154,454
Net income attributable to noncontrolling interests	1,136		1,735
Capital contributions	4,998		8,064
Distributions	(26,557)		(3,396)
Other	(2,284)		(1,035)
Balance, end of period	123,724		159,822
Total equity	$5,204,601		$4,809,086

(1)	During the current period, we adopted new stock compensation simplification guidance. See Notes 1 and 14 for additional information.

(2)	Each respective prior period balance has been restated to reflect the impact of the deconsolidation of certain VIEs, see Note 1 for additional information.

(3)	All components of other comprehensive (loss) income, net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended December 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$146,567	$106,329
Net income attributable to noncontrolling interests	1,136	1,735
Net income including noncontrolling interests	147,703	108,064

Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	19,941	17,909
Deferred income taxes	10,928	6,631
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	(10,185)	2,587
Provisions for loan losses, legal proceedings, bad debts and other accruals	33,017	22,588
Share-based compensation expense	40,545	22,400
Other	(5,490)	(3,684)
Net change in:
Assets segregated pursuant to regulations and other segregated assets	1,016,538	(171,359)
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	121,878	(18,345)
Stock loaned, net of stock borrowed	(233,019)	65,959
Loans provided to financial advisors, net of repayments	(13,513)	(38,500)
Brokerage client receivables and other accounts receivable, net	91,410	246,998
Trading instruments, net	192,716	162,685
Prepaid expenses and other assets	85,740	82,542
Brokerage client payables and other accounts payable	(507,562)	58,391
Accrued compensation, commissions and benefits	(218,034)	(242,815)
Proceeds from sales of securitizations and loans held for sale, net of purchases and originations of loans held for sale	35,162	(74,078)
Net cash provided by operating activities	807,775	247,973

Cash flows from investing activities:
Additions to property and equipment	(78,659)	(32,581)
Increase in bank loans, net	(782,388)	(770,371)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(4,250)	(1,063)
Proceeds from sales of loans held for investment	54,163	35,375
Purchases, or contributions, to private equity or other investments, net of proceeds from sales of, or distributions received from, private equity and other investments	16,924	(25,128)
Purchases of available for sale securities	(377,235)	(77,223)
Available for sale securities maturations, repayments and redemptions	56,647	21,627
Proceeds from sales of available for sale securities	7,308	—
Other investing activities, net of proceeds received	2,341	(281)
Net cash used in investing activities	$(1,105,149)	$(849,645)

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued from previous page)

	Three months ended December 31,
	2016	2015
	(in thousands)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	$208,400	$(115,000)
Proceeds from Federal Home Loan Bank advances	100,000	25,000
Repayments of Federal Home Loan Bank advances and other borrowed funds	(1,138)	(1,091)
Exercise of stock options and employee stock purchases	24,143	14,386
Increase in bank deposits	927,243	737,728
Purchases of treasury stock	(26,058)	(12,139)
Dividends on common stock	(31,255)	(27,106)
Net cash provided by financing activities	1,201,335	621,778

Currency adjustment:
Effect of exchange rate changes on cash	(26,138)	(24,724)
Net increase (decrease) in cash and cash equivalents	877,823	(4,618)
Cash and cash equivalents at beginning of year	1,650,452	2,601,006
Cash and cash equivalents at end of period	$2,528,275	$2,596,388

Supplemental disclosures of cash flow information:
Cash paid for interest	$32,442	$26,700
Cash paid for income taxes	$13,710	$33,917
Non-cash transfers of loans to other real estate owned	$1,191	$608

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2016

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100% owned subsidiaries. In addition we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 on pages 125 - 127 in the section titled, “Evaluation of VIEs to determine whether consolidation is required” as presented in our Annual Report on Form 10-K for the year ended September 30, 2016, as filed with the United States (“U.S.”) Securities and Exchange Commission (the “2016 Form 10-K”) and in Notes 2 and 9 herein. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

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

The nature of our business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in our 2016 Form 10-K. To prepare condensed consolidated financial statements in conformity with GAAP, we must make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could have a material impact on the condensed consolidated financial statements.

Principal subsidiaries

As of December 31, 2016, our principal subsidiaries, all wholly owned, include: Raymond James & Associates, Inc. (“RJ&A”) a domestic broker-dealer carrying client accounts, Raymond James Financial Services, Inc. (“RJFS”) an introducing domestic broker-dealer, Raymond James Financial Services Advisors, Inc. (“RJFSA”) a registered investment advisor, Raymond James Ltd. (“RJ Ltd.”) a broker-dealer headquartered in Canada, Eagle Asset Management, Inc. (“Eagle”) a registered investment advisor, and Raymond James Bank, N.A. (“RJ Bank”) a national bank.

Adoption of new accounting guidance

Effective October 1, 2016, we adopted new accounting guidance related to consolidation of legal entities, as well as new guidance simplifying certain aspects of accounting for stock compensation.

As a result of our October 1, 2016 adoption of the new consolidation guidance, we deconsolidated a number of tax credit fund VIEs that had been previously consolidated. We determined that under the new guidance, we are no longer deemed to be the primary beneficiary of these VIEs. We applied the new consolidation guidance on the full retrospective basis, meaning that we have reflected the adjustments arising from this adoption as of the beginning of our earliest comparative period presented. Accordingly, we deconsolidated $107 million in assets, $20 million in liabilities, $89 million in noncontrolling equity interests,

Index

and increased retained earnings by $2 million, each computed as of September 30, 2016. There was no net impact on our Condensed Consolidated Statements of Income and Comprehensive Income for the prior year period as the net change in revenues, interest and other expenses were offset by the impact of the deconsolidation on the net loss attributable to noncontrolling interests. See Notes 2 and 9 for additional information.

Our adoption of the new stock compensation simplification guidance impacts our determination of income tax expense. Generally, the amount of compensation cost recognized for financial reporting purposes varies from the amount that can ultimately be deducted on the tax return for share-based payment awards. Under the prior guidance, the tax effects of deductions in excess of compensation expense (“windfalls”), as well as the tax effect of any deficiencies (“shortfalls”) were recorded in equity to the extent of previously recognized windfalls, with any remaining shortfall recorded in income tax expense. Under the new guidance, all tax effects related to share-based payments are recorded through tax expense in the periods during which the awards are exercised or vest, as applicable. Under the transition provisions of the new guidance, we have applied this new guidance prospectively to excess tax benefits arising from vesting after the October 1, 2016 adoption date. Under the new guidance, excess tax benefits are included along with other income tax cash flows as an operating activity in the Condensed Consolidated Statements of Cash Flows. Prior period cash flows have been adjusted to conform to the new presentation. See Note 14 for additional information.

Reclassifications

Certain other prior period amounts have been reclassified to conform to the current period’s presentation.

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 on pages 108 - 127 of our 2016 Form 10-K. Other than the October 1, 2016 adoption of new consolidation guidance which is described in Note 1 and below, and new guidance on stock compensation which is discussed in Notes 1, 14 and 18, there have been no other significant changes in our significant accounting policies since September 30, 2016.

Evaluation of VIEs to determine whether consolidation is required

Our significant accounting policies applicable to the evaluation of legal entities to determine whether consolidation is required are discussed on pages 125 - 127 of our 2016 Form 10-K. As of December 31, 2016, the nature of our involvement in legal entities as described therein is unchanged. However, our assessments of whether our involvement in such legal entities constitutes a VIE, and if so, whether we are deemed to be the primary beneficiary of such VIE, are now governed under new accounting guidance.

Other than as described below, our application of the new consolidation accounting guidance to our determinations of whether legal entities with which we are involved constitute VIEs, and if so our primary beneficiary determination of such entities, is unchanged from that described in our 2016 Form 10-K.

EIF Funds

The employee investment funds (“EIF Funds”) were formed many years ago as a compensation and retention mechanism offered to certain of our key employees. After application of the new consolidation guidance, we no longer consider the EIF Funds to be VIEs. Our consolidation conclusion regarding the EIF Funds is unchanged after application of the new consolidation guidance, and we continue to consolidate the EIF Funds after October 1, 2016 through the application of the voting interest model.

Non-guaranteed low-income housing tax credit funds

Raymond James Tax Credit Funds, Inc., a wholly owned subsidiary of RJF (“RJTCF”) is a managing member or general partner of low-income housing tax credit (“LIHTC”) funds (the “LIHTC Funds”). Under the new consolidation guidance, the fees earned by RJTCF from the LIHTC Funds are excluded from the determination of whether RJTCF has an obligation to absorb losses of, or the right to receive benefits from, the LIHTC Fund VIE which could be potentially significant to the LIHTC Fund. As a result of this change in the primary beneficiary determination criteria, we conclude that we are not the primary beneficiary of any of the non-guaranteed LIHTC Funds, since we no longer meet the potentially significant benefits criteria as determined under the new guidance. Accordingly, we deconsolidated such previously consolidated funds as of our adoption of this new guidance.

Our conclusions regarding whether the LIHTC Funds are VIEs are unchanged under the new guidance.

Index

Other real estate limited partnerships and LLCs

We have interests in several limited partnerships involved in various real estate activities in which a subsidiary is either the general partner or a limited partner. After application of the new consolidation guidance, we no longer consider these entities to be VIEs, and we do not consolidate these partnerships or limited liability companies (“LLCs”). Our consolidation conclusions regarding these interests are unchanged after application of the new consolidation guidance, as we did not consolidate these entities under the prior consolidation guidance.

Managed Funds

We have certain interests in legal entities formed for the purpose of making and managing investments in securities of other entities (“Managed Funds”). The new consolidation guidance eliminated the deferral of the determination of who is the primary beneficiary based on a power and benefits analysis. Under the prior consolidation guidance, the primary beneficiary determination was based upon an assessment of who would absorb a majority of the entity’s expected losses, receive a majority of the entity’s residual returns, or both.

We applied the new consolidation guidance to the Managed Funds and determined that they are not VIEs. Our conclusion that no consolidation of the Managed Funds is required is unchanged under the new consolidation guidance.

Private Equity Interests

We participate in principal capital and private equity activities and as a result, hold interests in a number of limited partnerships (our “Private Equity Interests”). Under the prior consolidation guidance, we concluded our Private Equity Interests were not VIEs, and our consolidation conclusions were based upon the application of the voting interest model. However, under the new consolidation guidance, we have concluded that the Private Equity Interests are VIEs, primarily as a result of how the new consolidation model applies to the evaluation of limited partner kick-out and participation rights. In most of our Private Equity Interests, a simple majority of the limited partners cannot initiate an action to kick-out the general partner without cause and the limited partners with equity at-risk lack substantive participating rights, and thus the Private Equity Interests are deemed to be VIEs.

In our analysis of the criteria to determine whether we are the primary beneficiary of the Private Equity Interests VIEs, we analyze the power and benefits criterion. In a number of these entities, we are a passive limited partner investor, and thus we do not have the power to make decisions that most significantly affect the economic performance of such VIEs. Accordingly, in such circumstances we have determined we are not the primary beneficiary and therefore we do not consolidate the VIE. However, in certain of these entities, we have concluded that we are the primary beneficiary as we meet the power and benefits criteria. In such instances, we consolidate the Private Equity Interests VIE.

The outcome of the application of the new consolidation guidance did not change the determination of which Private Equity Interests required consolidation under application of the prior guidance. Those Private Equity Interests deemed to be VIEs under the new consolidation guidance and for which we concluded we are the primary beneficiary, were previously consolidated through application of the voting interest model under the prior consolidation guidance.

Brokerage client receivables, loans to financial advisors and allowance for doubtful accounts

As more fully described in Note 2 on page 116 - 117 of our 2016 Form 10-K, we have certain financing receivables that arise from businesses other than our banking business. Specifically, we offer loans to financial advisors and certain key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes. We present the outstanding balance of loans to financial advisors on our Condensed Consolidated Statements of Financial Condition, net of the allowance for doubtful accounts. Of the gross balance outstanding, the portion associated with financial advisors who are no longer affiliated with us is $19 million and $13 million at December 31, 2016 and September 30, 2016, respectively. Our allowance for doubtful accounts is $6 million and $5 million at December 31, 2016 and September 30, 2016, respectively.

Index

NOTE 3 – ACQUISITIONS

Acquisitions completed in the prior fiscal year

Mummert & Company Corporate Finance GmbH

On June 1, 2016, we acquired Mummert & Company Corporate Finance GmbH (“Mummert”), a middle market M&A advisory firm, headquartered in Munich, Germany, that is focused primarily on the technology, industrial, healthcare, consumer and business services sectors. Mummert’s results of operations have been included in our results prospectively from June 1, 2016. See Note 3 on pages 127 - 129 of our 2016 Form 10-K for additional information regarding the Mummert acquisition.

MacDougall, MacDougall & MacTier Inc.

On August 31, 2016, we completed our acquisition of all of the outstanding shares of MacDougall, MacDougall & MacTier Inc. (“3Macs”), an independent investment firm founded in 1849 and headquartered in Montreal, Quebec, Canada. 3Macs results of operations have been included in our results prospectively from August 31, 2016. See Note 3 on pages 127 - 129 of our 2016 Form 10-K for additional information regarding the 3Macs acquisition.

U.S. Private Client Services unit of Deutsche Bank Wealth Management

On September 6, 2016, RJ&A completed an acquisition of certain specified assets and the assumption of certain specified liabilities of the U. S. Private Client Services unit of Deutsche Bank Wealth Management (“Alex. Brown”) from Deutsche Bank Securities, Inc. (“Deutsche WM”). Alex. Brown’s results of operations have been included in our results prospectively from September 6, 2016. See Note 3 on pages 127 - 129 of our 2016 Form 10-K for additional information regarding the Alex. Brown acquisition.

The acquisition-related expenses presented on our Condensed Consolidated Statements of Income and Comprehensive income for the three months ended December 31, 2016 pertain to certain incremental expenses incurred in connection with the acquisitions described above. The expenses incurred during the three months ended December 31, 2015 were associated with the acquisition of Alex. Brown (which was subsequently completed in September 2016 as described above). The table below provides a summary of acquisition-related expenses incurred in each respective period:

	For the three months ended December 31,
	2016	2015
	(in thousands)
Acquisition and integration related incentive compensation costs(1)	$5,474	$—
Severance(2)	4,803	—
Early termination costs of assumed contracts	1,324	—
Information systems integration costs	1,205	—
Legal and regulatory	553	1,501
Post-closing purchase price contingency (favorable) interim determination computed as of the end of the period	(2,251)	—
Pre-Alex. Brown closing date unrealized loss in the fair value of DB shares purchased to satisfy the DBRSU liability(3)	—	154
Travel and all other	1,558	217
Total acquisition-related expenses	$12,666	$1,872

(1)
Primarily comprised of non-recurring RSU grants authorized by the Board of Directors in their November 2016 meeting, made to certain employees and consultants for acquisition-related purposes. See Note 18 for discussion of share-based compensation.

(2)
Represents all costs associated with positions eliminated during the period, primarily arising from the 3Macs acquisition, such costs include any forgiven employee loan balances and any unamortized balance of the prepaid compensation asset associated with such persons which will not be collected (refer to the discussion of this prepaid asset in Note 3 on page 128, and Note 10 on page 157, each in our 2016 Form 10-K).

(3)
Refer to the discussion of Deutsche Bank AG (“DB”) common shares to be used to settle certain Deutsche Bank restricted stock unit (“DBRSU”) awards assumed by RJ&A in the Alex. Brown acquisition, in Note 3 on page 129 of our 2016 Form 10-K, as well as in Notes 12 and 18 herein.

Index

NOTE 4 – CASH AND CASH EQUIVALENTS, ASSETS SEGREGATED PURSUANT TO REGULATIONS, AND DEPOSITS WITH CLEARING ORGANIZATIONS

Our cash equivalents include money market funds or highly liquid investments with original maturities of 90 days or less, other than those used for trading purposes.  For discussion of our accounting policies regarding assets segregated pursuant to regulations and other segregated assets, see Note 2 on page 110 of our 2016 Form 10-K.

Our cash and cash equivalents, assets segregated pursuant to regulations and other segregated assets, and deposits with clearing organization balances are as follows:

	December 31, 2016	September 30, 2016
	(in thousands)
Cash and cash equivalents:
Cash in banks	$2,527,731	$1,649,593
Money market fund investments	544	859
Total cash and cash equivalents (1)	$2,528,275	$1,650,452

Assets segregated pursuant to federal regulations and other segregated assets (2)	$3,867,999	$4,884,487

Deposits with clearing organizations:
Cash and cash equivalents	$145,629	$215,856
Government and agency obligations	53,227	29,508
Total deposits with clearing organizations	$198,856	$245,364

(1)
The total amounts presented include cash and cash equivalents of $1.16 billion and $810 million as of December 31, 2016 and September 30, 2016, respectively, which are either held directly by RJF in depository accounts at third party financial institutions, held in a depository account at RJ Bank (computed as the lesser of RJ Bank’s cash balance or the amount of RJF’s depository account balance), or are otherwise invested by one of our subsidiaries on behalf of RJF, all of which are available without restrictions.

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

Index

NOTE 5 – FAIR VALUE

For a discussion of our valuation methodologies for assets, liabilities measured at fair value, and the fair value hierarchy, see Note 2 on pages 110 - 116 of our 2016 Form 10-K. There have been no material changes to our valuation methodologies since our year ended September 30, 2016.

Assets and liabilities measured at fair value on a recurring and nonrecurring basis are presented below:

December 31, 2016	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of December 31, 2016
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$87	$116,143	$—		$—	$116,230
Corporate obligations	6,301	58,591	—		—	64,892
Government and agency obligations	6,412	42,176	—		—	48,588
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	9,477	116,187	—		—	125,664
Non-agency CMOs and asset-backed securities (“ABS”)	—	43,237	7		—	43,244
Total debt securities	22,277	376,334	7		—	398,618
Derivative contracts	—	114,930	—		(59,010)	55,920
Equity securities	15,879	1,938	—		—	17,817
Brokered certificates of deposit	—	34,349	—		—	34,349
Other	36	—	11,052		—	11,088
Total trading instruments	38,192	527,551	11,059		(59,010)	517,792
Available for sale securities:
Agency MBS and CMOs	—	992,994	—		—	992,994
Non-agency CMOs	—	39,915	—		—	39,915
Other securities	1,398	—	—		—	1,398
Auction rate securities (“ARS”):
Municipals	—	—	25,364		—	25,364
Preferred securities	—	—	103,853		—	103,853
Total available for sale securities	1,398	1,032,909	129,217		—	1,163,524
Private equity investments not measured at net asset value (“NAV”)	—	—	83,466	(3)	—	83,466
Other investments (4)	252,188	320	223		—	252,731
Derivative instruments associated with offsetting matched book positions	—	299,393	—		—	299,393
Deposits with clearing organizations:
Government and agency obligations	53,227	—	—		—	53,227
Other assets:
Derivative contracts (5)	—	14,844	—		—	14,844
Total assets at fair value on a recurring basis	$345,005	$1,875,017	$223,965		$(59,010)	$2,384,977

Assets at fair value on a nonrecurring basis:
Bank loans, net:
Impaired loans	$—	$21,044	$40,450		$—	$61,494
Loans held for sale(6)	—	21,405	—		—	21,405
Total bank loans, net	—	42,449	40,450		—	82,899
Other real estate owned (“OREO”)(7)	—	1,118	—		—	1,118
Total assets at fair value on a nonrecurring basis	$—	$43,567	$40,450		$—	$84,017

(continued on next page)

Index

December 31, 2016	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of December 31, 2016
	(in thousands)
	(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$287	$311	$—		$—	$598
Corporate obligations	1,577	17,993	—		—	19,570
Government obligations	177,323	—	—		—	177,323
Agency MBS and CMOs	1,144	—	—		—	1,144
Non-agency MBS & CMOs	—	5,269	—		—	5,269
Total debt securities	180,331	23,573	—		—	203,904
Derivative contracts	—	103,424	—		(50,358)	53,066
Equity securities	3,363	10	—		—	3,373
Other securities	—	200	—		—	200
Total trading instruments sold but not yet purchased	183,694	127,207	—		(50,358)	260,543
Derivative instruments associated with offsetting matched book positions	—	299,393	—		—	299,393
Trade and other payables:
Derivative contracts(5)	—	8,452	—		—	8,452
Other liabilities	—	—	1,856	(8)	—	1,856
Total trade and other payables	—	8,452	1,856		—	10,308
Accrued compensation, commissions and benefits:
Derivative contracts(9)	—	24,144	—		—	24,144
Total liabilities at fair value on a recurring basis	$183,694	$459,196	$1,856		$(50,358)	$594,388

(1)
We had $1 million in transfers of financial instruments from Level 1 to Level 2 during the three months ended December 31, 2016.  These transfers were a result of a decrease in the availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement. We had $1 million in transfers of financial instruments from Level 2 to Level 1 during the three months ended December 31, 2016.  These transfers were a result of an increase in the availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(2)
For derivative transactions not cleared through exchanges, and where permitted, we have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists (see Note 13 for additional information regarding offsetting financial instruments). Deposits associated with derivative transactions cleared through exchanges are included in deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition.

(3)
The portions of these investments we do not own are approximately $26 million as of December 31, 2016 and are included as a component of noncontrolling interest in our Condensed Consolidated Statements of Financial Condition. The weighted average portion we own is approximately $57 million or 68% of the total private equity investments of $83 million included in our Condensed Consolidated Statements of Financial Condition.

(4)
Other investments include $80 million of financial instruments that are related to obligations to perform under certain deferred compensation plans (see Note 2 on page 116, and Note 24 on pages 186 - 191, of our 2016 Form 10-K, for further information regarding these plans), and DB shares with a fair value of $16 million as of December 31, 2016 which we hold as an economic hedge against the DBRSU obligation (see Note 18 for additional information).

(5)	Consists of derivatives arising from RJ Bank’s business operations, see Note 12 for additional information.

(6)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(7)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Condensed Consolidated Statements of Financial Condition is net of the estimated selling costs.

(8)
Includes the fair value of forward commitments to purchase GNMA or FNMA (as hereinafter defined) MBS arising from our fixed income public finance operations. See Note 2 and Note 21 of our 2016 Form 10-K for additional information.

(9)	The balance reflects the DBRSUs from our acquisition of Alex. Brown. See Note 12 for additional information.

Index

September 30, 2016	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of September 30, 2016
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$480	$273,683	$—		$—	$274,163
Corporate obligations	10,000	122,885	—		—	132,885
Government and agency obligations	6,412	43,186	—		—	49,598
Agency MBS and CMOs	413	164,250	—		—	164,663
Non-agency CMOs and ABS	—	34,421	7		—	34,428
Total debt securities	17,305	638,425	7		—	655,737
Derivative contracts	—	163,242	—		(107,539)	55,703
Equity securities	14,529	1,500	—		—	16,029
Brokered certificates of deposit	—	35,206	—		—	35,206
Other	555	3	3,572		—	4,130
Total trading instruments	32,389	838,376	3,579		(107,539)	766,805
Available for sale securities:
Agency MBS and CMOs	—	682,297	—		—	682,297
Non-agency CMOs	—	50,519	—		—	50,519
Other securities	1,417	—	—		—	1,417
ARS:
Municipals	—	—	25,147		—	25,147
Preferred securities	—	—	100,018		—	100,018
Total available for sale securities	1,417	732,816	125,165		—	859,398
Private equity investments not measured at NAV(3)	—	—	83,165	(4)	—	83,165
Other investments (5)	296,146	257	441		—	296,844
Derivative instruments associated with offsetting matched book positions	—	422,196	—		—	422,196
Deposits with clearing organizations:
Government and agency obligations	29,508	—	—		—	29,508
Other assets:
Derivative contracts (6)	—	2,016	—		—	2,016
Other assets	—	—	2,448	(7)	—	2,448
Total other assets	—	2,016	2,448		—	4,464
Total assets at fair value on a recurring basis	$359,460	$1,995,661	$214,798		$(107,539)	$2,462,380

Assets at fair value on a nonrecurring basis:
Bank loans, net:
Impaired loans	$—	$23,146	$47,982		$—	$71,128
Loans held for sale (8)	—	18,177	—		—	18,177
Total bank loans, net	—	41,323	47,982		—	89,305
OREO (9)	—	679	—		—	679
Total assets at fair value on a nonrecurring basis	$—	$42,002	$47,982		$—	$89,984

(continued on next page)

Index

September 30, 2016	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of September 30, 2016
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

(3)
Effective September 30, 2016 we adopted new accounting guidance related to the classification and disclosure of certain investments using the NAV as a practical expedient to measure the fair value of the investment. The amounts presented above do not include our investments measured at NAV, see the “investments in private equity measured at net asset value per share” section within this footnote, for additional information.

(4)
The portions of these investments we do not own are approximately $26 million as of September 30, 2016 and are included as a component of noncontrolling interest in our Condensed Consolidated Statements of Financial Condition. The weighted average portion we own is approximately $57 million or 68% of the total private equity investments of $83 million included in our Condensed Consolidated Statements of Financial Condition.

(5)
Other investments include $77 million of financial instruments that are related to obligations to perform under certain deferred compensation plans (see Note 2 and Note 24, of our 2016 Form 10-K for further information regarding these plans), and DB shares with a fair value of $12 million as of September 30, 2016 which we hold as an economic hedge against the DBRSU obligation (see Notes 2, 18, and 24 of our 2016 Form 10-K for additional information).

(6)	Consists of derivatives arising from RJ Bank’s business operations, see Note 12 for additional information.

(7)
Includes the fair value of forward commitments to purchase GNMA or FNMA (as hereinafter defined) MBS arising from our fixed income public finance operations. See Note 2 and Note 21 of our 2016 Form 10-K for additional information.

(8)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(9)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Consolidated Statements of Financial Condition is net of the estimated selling costs.

(10)
The balance reflects the DBRSUs which arose from our acquisition of Alex. Brown, see a discussion of the circumstances giving rise to this derivative in Note 3 on pages 127 - 129 of our 2016 Form 10-K.

Index

The adjustment to fair value of the nonrecurring fair value measures for the three months ended December 31, 2016 resulted in a $1 million additional provision for loan losses relating to impaired loans and an insignificant amount of other losses relating to loans held for sale and OREO. The adjustment to fair value of the nonrecurring fair value measures for the three months ended December 31, 2015 resulted in an insignificant additional provision for loan losses relating to impaired loans and an insignificant amount of other losses relating to loans held for sale and OREO.

Changes in Level 3 recurring fair value measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis is presented below:

Three months ended December 31, 2016 Level 3 assets at fair value (in thousands)
	Financial assets							Financial liabilities
	Trading instruments		Available for sale securities		Private equity, other investments and other assets			Payables- trade and other
	Non- agency CMOs & ABS	Other	ARS – municipals	ARS - preferred securities	Private equity investments	Other investments	Other assets	Other liabilities
Fair value September 30, 2016	$7	$3,572	$25,147	$100,018	$83,165	$441	$2,448	$(67)
Total gains (losses) for the period:
Included in earnings	—	(141)	—	1	301	(8)	(2,448)	(1,789)
Included in other comprehensive income	—	—	217	3,857	—	—	—	—
Purchases and contributions	—	18,683	—	—	—	—	—	—
Sales	—	(11,062)	—	(23)	—	—	—	—
Redemptions by issuer	—	—	—	—	—	(15)	—	—
Distributions	—	—	—	—	—	—	—	—
Transfers: (1)
Into Level 3	—	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	(195)	—	—
Fair value December 31, 2016	$7	$11,052	$25,364	$103,853	$83,466	$223	$—	$(1,856)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$(124)	$217	$3,856	$301	$—	$—	$(4,240)

(1)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Index

Three months ended December 31, 2015 Level 3 assets at fair value (in thousands)
		Financial assets							Financial liabilities
		Trading instruments		Available for sale securities		Private equity, other investments and other assets			Payables- trade and other
	Corporate Obligations	Non- agency CMOs & ABS	Other	ARS – municipals	ARS - preferred securities	Private equity investments (1)	Other investments	Other assets	Other liabilities
Fair value September 30, 2015	$156	$9	$1,986	$28,015	$110,749	$77,435	$565	$4,975	$(58)
Total gains (losses) for the period:
Included in earnings	(40)	—	(249)	—	—	—	(7)	(3,449)	(9)
Included in other comprehensive income	—	—	—	(535)	(7,850)	—	—	—	—
Purchases and contributions	73	—	19,017	—	—	915	—	—	—
Sales	—	—	(18,790)	—	—	(18)	—	—	—
Redemptions by issuer	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	(18)	(65)	—	—
Transfers: (2)
Into Level 3	—	—	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—	—	—	—
Fair value December 31, 2015	$189	$9	$1,964	$27,480	$102,899	$78,314	$493	$1,526	$(67)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$(40)	$—	$(11)	$—	$—	$—	$(7)	$(3,449)	$—

(1)
Effective September 30, 2016, we adopted new accounting guidance related to the classification and disclosure of certain investments using NAV as a practical expedient to measure the fair value of the investment. The prior year amounts reflect the effect of reclassifications to conform the prior year period to current period presentation.

(2)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

As of December 31, 2016, 8% of our assets and 2% of our liabilities are instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of December 31, 2016 represent 9% of our assets measured at fair value. In comparison, as of December 31, 2015, 7% and 3% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of December 31, 2015 represented 12% of our assets measured at fair value. Level 3 instruments as a percentage of total financial instruments decreased by 3% as compared to December 31, 2015, primarily as a result of the increase in total assets measured at fair value since December 31, 2015.

Gains and losses related to Level 3 recurring fair value measurements included in earnings are presented in net trading profit, other revenues and other comprehensive income in our Condensed Consolidated Statements of Income and Comprehensive Income as follows:

	Net trading profit	Other revenues	Other comprehensive income
	(in thousands)
For the three months ended December 31, 2016
Total (losses) gains included in earnings	$(141)	$(3,943)	$4,074
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(124)	$(3,939)	$4,073

For the three months ended December 31, 2015
Total losses included in earnings	$(289)	$(3,465)	$(8,385)
Change in unrealized losses for assets held at the end of the reporting period	$(51)	$(3,456)	$—

Index

Quantitative information about level 3 fair value measurements

The significant assumptions used in the valuation of level 3 financial instruments are as follows (the table that follows includes the significant majority of the financial instruments we hold that are classified as level 3 measures):

Level 3 financial instrument	Fair value at December 31, 2016 (in thousands)	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements:
Available for sale securities:
ARS:
Municipals - issuer is a municipality	$10,593	Discounted cash flow	Average discount rate(a)	6.71% - 7.90% (7.31%)
			Average interest rates applicable to future interest income on the securities(b)	2.40% - 3.67% (3.04%)
			Prepayment year(c)	2019 - 2026 (2022)
Municipals - tax-exempt preferred securities	$14,771	Discounted cash flow	Average discount rate(a)	5.80% - 6.80% (6.30%)
			Average interest rates applicable to future interest income on the securities(b)	1.89% - 1.89% (1.89%)
			Prepayment year(c)	2016 - 2021 (2021)
Preferred securities - taxable	$103,853	Discounted cash flow	Average discount rate(a)	5.74% - 7.18% (6.34%)
			Average interest rates applicable to future interest income on the securities(b)	2.57% - 3.43% (2.71%)
			Prepayment year(c)	2016 - 2021 (2021)
Private equity investments (not measured at NAV):	$57,047	Income or market approach:
		Scenario 1 - income approach - discounted cash flow	Discount rate(a)	13% - 20% (17.9%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2019 - 2021 (2020)
		Scenario 2 - market approach - market multiple method	EBITDA Multiple(d)	5.25 - 7.5 (6.2)
			Weighting assigned to outcome of scenario 1/scenario 2	81%/19%
	$26,419	Transaction price or other investment-specific events(e)	Not meaningful(e)	Not meaningful(e)
Nonrecurring measurements:
Impaired loans: residential	$22,178	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.3 yrs.)
Impaired loans: corporate	$18,272	Appraisal or discounted cash flow value(f)	Not meaningful(f)	Not meaningful(f)

(a)	Represents discount rates used when we have determined that market participants would take these discounts into account when pricing the investments.

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

Investments in private equity measured at net asset value per share

As more fully described in Note 2 on pages 115 - 116 of our 2016 Form 10-K, as a practical expedient, we utilize NAV or its equivalent to determine the recorded value of a portion of our private equity portfolio.

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

Index

The recorded value and unfunded commitments related to our private equity portfolio is as follows:

			Unfunded Commitment
	Recorded Value		RJF(1)	Noncontrolling Interest(2)	Total
	(in thousands)
December 31, 2016
Private equity investments at NAV	$115,972	(3)	$24,249	$2,299	$26,548
Private equity investments at fair value	83,466
Total private equity investments	$199,438	(4)

September 30, 2016
Private equity investments at NAV	$111,469	(3)	$27,542	$3,001	$30,543
Private equity investments at fair value	83,165
Total private equity investments	$194,634	(5)

(1)	Represents RJF’s portion of unfunded commitments related to our private equity portfolio.

(2)	Unfunded commitments related to the portion of our private equity portfolio owned by others. Such commitments are required to be funded by the holders of the noncontrolling interests.

(3)	We anticipate 90% of these funds will be liquidated over a period of five years or less. The remaining 10% of these funds we anticipate to be liquidated over a period of five to nine years.

(4)
The portions of these investments we do not own are approximately $51 million as of December 31, 2016 and are included as a component of noncontrolling interest in our Condensed Consolidated Statements of Financial Condition. The weighted average portion we own is approximately $148 million or 74% of the total private equity investments of $199 million included in our Condensed Consolidated Statements of Financial Condition.

(5)
The portions of these investments we do not own are approximately $51 million as of September 30, 2016 and are included as a component of noncontrolling interest in our Condensed Consolidated Statements of Financial Condition. The weighted average portion we own is approximately $144 million or 74% of the total private equity investments of $195 million included in our Condensed Consolidated Statements of Financial Condition.

Many of these fund investments meet the definition of prohibited “covered funds” as defined by the Volcker Rule of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  In order to be compliant with the Volcker Rule by its’ July 2017 conformance period, it is possible that we may be required to sell our interests in such funds.  If that occurs, we would likely receive a value for our interests that is less than the carrying value as there is a limited secondary market for these investments and we may be unable to sell them in orderly transactions.

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of December 31, 2016, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

Other fair value disclosures
Many, but not all, of the financial instruments we hold are recorded at fair value in the Condensed Consolidated Statements of Financial Condition. Refer to Note 5 on pages 140 - 142 of our 2016 Form 10-K for discussion of the methods and assumptions we apply to the determination of fair value of our financial instruments that are not otherwise recorded at fair value.

Index

The estimated fair values by level within the fair value hierarchy and the carrying amounts of our financial instruments that are not carried at fair value are as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
	(in thousands)
December 31, 2016
Financial assets:
Bank loans, net (1)	$—	$160,811	$15,417,900	$15,578,711	$15,745,853
Loans to Financial advisors, net	$—	$—	$709,145	$709,145	$845,783
Financial liabilities:
Bank deposits	$—	$14,901,554	$286,736	$15,188,290	$15,189,790
Other borrowings (2)	$—	$32,665	$—	$32,665	$32,271
Senior notes payable	$355,460	$1,386,734	$—	$1,742,194	$1,680,957

September 30, 2016
Financial assets:
Bank loans, net (1)	$—	$196,109	$14,925,802	$15,121,911	$15,121,430
Loans to financial advisors, net	$—	$—	$706,717	$706,717	$838,721
Financial liabilities:
Bank deposits	$—	$13,947,310	$318,228	$14,265,538	$14,262,547
Other borrowings (2)	$—	$34,520	$—	$34,520	$33,391
Senior notes payable	$362,180	$1,452,071	$—	$1,814,251	$1,680,587

(1)	Excludes all impaired loans and loans held for sale which have been recorded at fair value in the Condensed Consolidated Statements of Financial Condition at December 31, 2016 and September 30, 2016.

(2)
Excludes the components of other borrowings that are recorded at amounts that approximate their fair value in the Condensed Consolidated Statements of Financial Condition at December 31, 2016 and September 30, 2016.

NOTE 6 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	December 31, 2016		September 30, 2016
	Trading instruments	Instruments sold but not yet purchased	Trading instruments	Instruments sold but not yet purchased
	(in thousands)
Municipal and provincial obligations	$116,230	$598	$274,163	$1,161
Corporate obligations	64,892	19,570	132,885	31,074
Government and agency obligations	48,588	177,323	49,598	266,682
Agency MBS and CMOs	125,664	1,144	164,663	2,804
Non-agency CMOs and ABS	43,244	5,269	34,428	—
Total debt securities	398,618	203,904	655,737	301,721

Derivative contracts (1)	55,920	53,066	55,703	8,835
Equity securities	17,817	3,373	16,029	18,382
Brokered certificates of deposit	34,349	—	35,206	—
Other	11,088	200	4,130	—
Total	$517,792	$260,543	$766,805	$328,938

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

Index

NOTE 7 – AVAILABLE FOR SALE SECURITIES

Available for sale securities are comprised of MBS and CMOs owned by RJ Bank and ARS owned by one of our non-broker-dealer subsidiaries. Refer to the discussion of our available for sale securities accounting policies, including the fair value determination process, in Note 2 on pages 113 - 114 of our 2016 Form 10-K.

There were $7 million of proceeds, and an insignificant loss which is included in other revenues in our Condensed Consolidated Statements of Income and Comprehensive Income, from the sale of available for sale securities held by RJ Bank during the three months ended December 31, 2016. There were no proceeds from the sale of available for sale securities held by RJ Bank during the three months ended December 31, 2015.

There was an insignificant amount of proceeds and related gains which are included in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income, respectively, from the sale of ARS during the three months ended December 31, 2016. There were no proceeds from the sale or redemption of ARS during the three months ended December 31, 2015.

The amortized cost and fair values of available for sale securities are as follows:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
December 31, 2016
Available for sale securities:
Agency MBS and CMOs	$1,002,868	$458	$(10,332)	$992,994
Non-agency CMOs (1)	41,918	4	(2,007)	39,915
Other securities	1,575	—	(177)	1,398
Total RJ Bank available for sale securities	1,046,361	462	(12,516)	1,034,307

Auction rate securities:
Municipal obligations	27,491	14	(2,141)	25,364
Preferred securities	103,204	809	(160)	103,853
Total auction rate securities	130,695	823	(2,301)	129,217
Total available for sale securities	$1,177,056	$1,285	$(14,817)	$1,163,524

September 30, 2016
Available for sale securities:
Agency MBS and CMOs	$680,341	$2,512	$(556)	$682,297
Non-agency CMOs (2)	53,427	9	(2,917)	50,519
Other securities	1,575	—	(158)	1,417
Total RJ Bank available for sale securities	735,343	2,521	(3,631)	734,233

Auction rate securities:
Municipal obligations	27,491	14	(2,358)	25,147
Preferred securities	103,226	—	(3,208)	100,018
Total auction rate securities	130,717	14	(5,566)	125,165
Total available for sale securities	$866,060	$2,535	$(9,197)	$859,398

(1)
As of December 31, 2016, the non-credit portion of unrealized losses related to non-agency CMOs with previously recorded other-than-temporary impairment (“OTTI”) was $1 million (before taxes) recorded in accumulated other comprehensive income (loss) (“AOCI”). See Note 16 for additional information.

(2)	As of September 30, 2016, the non-credit portion of unrealized losses related to non-agency CMOs with previously recorded OTTI was $2 million (before taxes) recorded in AOCI.

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

	December 31, 2016
	Within one year	After one but within five years	After five but within ten years	After ten years	Total
	($ in thousands)
Agency MBS & CMOs:
Amortized cost	$175	$53,772	$254,570	$694,351	$1,002,868
Carrying value	176	53,225	252,700	686,893	992,994
Weighted-average yield	1.02%	1.72%	1.61%	1.61%	1.62%

Non-agency CMOs:
Amortized cost	$—	$—	$—	$41,918	$41,918
Carrying value	—	—	—	39,915	39,915
Weighted-average yield	—	—	—	2.71%	2.71%

Other securities:
Amortized cost	$—	$—	$—	$1,575	$1,575
Carrying value	—	—	—	1,398	1,398
Weighted-average yield	—	—	—	—	—

Sub-total agency MBS & CMOs, non-agency CMOs, and other securities:
Amortized cost	$175	$53,772	$254,570	$737,844	$1,046,361
Carrying value	176	53,225	252,700	728,206	1,034,307
Weighted-average yield	1.02%	1.72%	1.61%	1.67%	1.66%

Auction rate securities:
Municipal obligations
Amortized cost	$—	$—	$—	$27,491	$27,491
Carrying value	—	—	—	25,364	25,364
Weighted-average yield	—	—	—	1.66%	1.66%

Preferred securities:
Amortized cost	$—	$—	$—	$103,204	$103,204
Carrying value	—	—	—	103,853	103,853
Weighted-average yield	—	—	—	1.17%	1.17%

Sub-total auction rate securities:
Amortized cost	$—	$—	$—	$130,695	$130,695
Carrying value	—	—	—	129,217	129,217
Weighted-average yield	—	—	—	1.27%	1.27%

Total available for sale securities:
Amortized cost	$175	$53,772	$254,570	$868,539	$1,177,056
Carrying value	176	53,225	252,700	857,423	1,163,524
Weighted-average yield	1.02%	1.72%	1.61%	1.61%	1.62%

Index

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$844,440	$(9,864)	$26,332	$(468)	$870,772	$(10,332)
Non-agency CMOs	1,496	(36)	37,868	(1,971)	39,364	(2,007)
Other securities	1,575	(177)	—	—	1,575	(177)
ARS municipal obligations	—	—	25,116	(2,141)	25,116	(2,141)
ARS preferred securities	1,488	(42)	32,945	(118)	34,433	(160)
Total	$848,999	$(10,119)	$122,261	$(4,698)	$971,260	$(14,817)

	September 30, 2016
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$208,880	$(361)	$28,893	$(195)	$237,773	$(556)
Non-agency CMOs	4,256	(21)	44,137	(2,896)	48,393	(2,917)
Other securities	1,417	(158)	—	—	1,417	(158)
ARS municipal obligations	13,204	(697)	11,695	(1,661)	24,899	(2,358)
ARS preferred securities	98,489	(3,208)	—	—	98,489	(3,208)
Total	$326,246	$(4,445)	$84,725	$(4,752)	$410,971	$(9,197)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS and CMOs. At December 31, 2016 of the 106 U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, 99 were in a continuous unrealized loss position for less than 12 months and seven were for 12 months or more. We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

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

The significant assumptions used in the cash flow analysis of non-agency CMOs are as follows:

	December 31, 2016
	Range	Weighted- average (1)
Default rate	0% - 7.9%	3.45%
Loss severity	0% - 51.9%	30.44%
Prepayment rate	7.9% - 32.7%	15.67%

(1)	Represents the expected activity for the next twelve months.

Index

At December 31, 2016, 11 of the 12 non-agency CMOs were in a continuous unrealized loss position. Ten of these securities were in that position for 12 months or more and one was in a continuous unrealized loss position for less than 12 months. Based on the expected cash flows derived from the model utilized in our analysis, we expect to recover all unrealized losses not already recorded in earnings on our non-agency CMOs. However, it is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in the cash flows expected to be collected on these securities and potential future OTTI losses. As residential mortgage loans are the underlying collateral of these securities, the unrealized losses at December 31, 2016 reflect the uncertainty in the markets for these instruments.

ARS

Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them. The par value of the ARS we hold as of December 31, 2016 is $152.9 million. Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired, as we have the ability and intent to hold these securities to maturity. All of our ARS securities are evaluated for OTTI on a quarterly basis.

As of December 31, 2016, there were 15 ARS preferred securities with a fair value less than their cost basis, indicating potential impairment. We analyzed the credit ratings associated with each of these securities as an indicator of potential credit impairment, and including subsequent ratings changes, determined that all of these securities maintained investment grade ratings by at least one rating agency. We have the ability and intent to hold these securities to maturity and expect to recover their entire cost basis and therefore concluded that none of the potential impairment within our ARS preferred securities portfolio is related to potential credit loss.

Within our municipal ARS holdings as of December 31, 2016, there were nine municipal ARS with a fair value less than their cost basis, indicating potential impairment. We analyzed the credit ratings associated with these securities as an indicator of potential credit impairment, and including subsequent ratings changes, determined that all of these securities maintained investment grade ratings by at least one rating agency. We have the ability and intent to hold these securities to maturity and expect to recover their entire cost basis and therefore concluded that none of the potential impairment within our municipal ARS portfolio is related to potential credit loss.

Other-than-temporarily impaired securities

Although there is no intent to sell either our ARS or our non-agency CMOs, and it is not more likely than not that we will be required to sell these securities, as of December 31, 2016 we do not expect to recover the entire amortized cost basis of certain securities within the non-agency CMO available for sale security portfolio.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available for sale securities are as follows:

	Three months ended December 31,
	2016	2015
	(in thousands)
Amount related to credit losses on securities we held at the beginning of the period	$8,107	$11,847
Decreases to the amount related to credit loss for securities sold during the period	(2,353)	—
Amount related to credit losses on securities we held at the end of the period	$5,754	$11,847

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

For a discussion of our accounting policies regarding bank loans and allowances for losses, including the policies regarding loans held for investment, loans held for sale, off-balance sheet loan commitments, nonperforming assets, troubled debt restructurings (“TDRs”), impaired loans, the allowance for loan losses and reserve for unfunded lending commitments, and loan charge-off policies, see Note 2 on pages 117 – 121 of our 2016 Form 10-K.

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

The following table presents the balances for both the held for sale and held for investment loan portfolios, as well as the associated percentage of each portfolio segment in RJ Bank’s total loan portfolio:

	December 31, 2016		September 30, 2016
	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	$202,201	1%	$214,286	1%
Loans held for investment:
Domestic:
C&I loans	6,386,069	40%	6,402,675	42%
CRE construction loans	132,560	1%	107,437	1%
CRE loans	2,290,245	14%	2,188,652	14%
Tax-exempt loans	859,038	5%	740,944	5%
Residential mortgage loans	2,651,289	17%	2,439,286	16%
SBL	2,000,702	13%	1,903,930	12%
Foreign:
C&I loans	1,165,771	7%	1,067,698	7%
CRE construction loans	—	—	15,281	—
CRE loans	376,273	2%	365,419	2%
Residential mortgage loans	2,248	—	2,283	—
SBL	893	—	897	—
Total loans held for investment	15,865,088		15,234,502
Net unearned income and deferred expenses	(40,857)		(40,675)
Total loans held for investment, net(1)	15,824,231		15,193,827

Total loans held for sale and investment	16,026,432	100%	15,408,113	100%
Allowance for loan losses	(197,680)		(197,378)
Bank loans, net	$15,828,752		$15,210,735

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At December 31, 2016, the Federal Home Loan Bank of Atlanta (“FHLB”) had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 11 for more information regarding borrowings from the FHLB.

Loans held for sale

RJ Bank originated or purchased $522 million of loans held for sale during the three months ended December 31, 2016, and $623 million during the three months ended December 31, 2015. Proceeds from the sale of these held for sale loans amounted to $150 million during the three months ended December 31, 2016, and $86 million during the three months ended December 31, 2015. Net gains resulting from such sales amounted to $700 thousand during the three months ended December 31, 2016, and $300 thousand during the three months ended December 31, 2015. Unrealized losses recorded in the Condensed Consolidated Statements of Income and Comprehensive Income to reflect the loans held for sale at the lower of cost or market value were insignificant in both the three months ended December 31, 2016 and 2015.

Purchases and sales of loans held for investment

As more fully described in Note 2 of our 2016 Form 10-K, corporate loan sales generally occur as part of a loan workout situation.

Index

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	C&I	CRE	Residential mortgage	Total
	(in thousands)
Three months ended December 31, 2016
Purchases	$114,649	$38,980	$81,662	$235,291
Sales (1)	$81,579	$—	$—	$81,579

Three months ended December 31, 2015
Purchases	$57,851	$—	$79,035	$136,886
Sales (1)	$35,246	$—	$—	$35,246

(1)
Represents the recorded investment of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. Corporate loan sales generally occur as part of a loan workout situation.

Aging analysis of loans held for investment

The following table presents an analysis of the payment status of loans held for investment:

	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual (1)	Current and accruing	Total loans held for investment (2)
	(in thousands)
As of December 31, 2016:
C&I loans	$—	$—	$—	$24,762	$7,527,078	$7,551,840
CRE construction loans	—	—	—	—	132,560	132,560
CRE loans	—	—	—	—	2,666,518	2,666,518
Tax-exempt loans	—	—	—	—	859,038	859,038
Residential mortgage loans:
First mortgage loans	2,206	—	2,206	39,672	2,589,192	2,631,070
Home equity loans/lines	10	—	10	36	22,421	22,467
SBL	—	—	—	—	2,001,595	2,001,595
Total loans held for investment, net	$2,216	$—	$2,216	$64,470	$15,798,402	$15,865,088

As of September 30, 2016:
C&I loans	$—	$—	$—	$35,194	$7,435,179	$7,470,373
CRE construction loans	—	—	—	—	122,718	122,718
CRE loans	—	—	—	4,230	2,549,841	2,554,071
Tax-exempt	—	—	—	—	740,944	740,944
Residential mortgage loans:
First mortgage loans	1,766	—	1,766	41,746	2,377,357	2,420,869
Home equity loans/lines	—	—	—	37	20,663	20,700
SBL	—	—	—	—	1,904,827	1,904,827
Total loans held for investment, net	$1,766	$—	$1,766	$81,207	$15,151,529	$15,234,502

(1)	Includes $37 million and $54 million of nonaccrual loans at December 31, 2016 and September 30, 2016, respectively, which are performing pursuant to their contractual terms.

(2)	Excludes any net unearned income and deferred expenses.

Nonperforming loans represent those loans on nonaccrual status, troubled debt restructurings, and accruing loans which are 90 days or more past due and in the process of collection. The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $600 thousand and $400 thousand for the three months ended December 31, 2016 and 2015, respectively. The interest income recognized on nonperforming loans was $400 thousand and $300 thousand for the three months ended December 31, 2016 and 2015, respectively.

Other real estate owned, included in other assets on our Condensed Consolidated Statements of Financial Condition, was $5 million at both December 31, 2016 and September 30, 2016. The recorded investment of mortgage loans secured by one-to-four

Index

family residential properties for which formal foreclosure proceedings are in process was $21 million at both December 31, 2016 and September 30, 2016.

Impaired loans and troubled debt restructurings

The following table provides a summary of RJ Bank’s impaired loans:

	December 31, 2016			September 30, 2016
	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
	(in thousands)
Impaired loans with allowance for loan losses:(1)
C&I loans	$28,143	$35,799	$9,870	$35,194	$35,872	$13,351
Residential - first mortgage loans	28,718	38,922	3,004	30,393	41,337	3,147
Total	56,861	74,721	12,874	65,587	77,209	16,498

Impaired loans without allowance for loan losses:(2)
CRE loans	—	—	—	4,230	11,611	—
Residential - first mortgage loans	17,507	26,534	—	17,809	26,486	—
Total	17,507	26,534	—	22,039	38,097	—
Total impaired loans	$74,368	$101,255	$12,874	$87,626	$115,306	$16,498

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The preceding table includes $28 million residential first mortgage TDR’s at December 31, 2016, and $4 million CRE and $28 million residential first mortgage TDR’s at September 30, 2016.

The average balance of the total impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three months ended December 31,
	2016	2015
	(in thousands)
Average impaired loan balance:
C&I loans	$32,808	$10,506
CRE loans	2,776	4,672
Residential mortgage loans:
First mortgage loans	46,533	53,732
Total	$82,117	$68,910

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$333	$380
Total	$333	$380

During the three months ended December 31, 2016, RJ Bank granted concessions to borrowers having financial difficulties, for which the resulting modification was deemed a TDR.  These concessions granted for the respective first mortgage residential loans were interest rate reductions, amortization and maturity date extensions, capitalization of past due payments, or principal forgiveness. During the three months ended December 31, 2015, there were no concessions granted to borrowers having financial difficulties, for which the resulting modification was deemed a TDR.

Index

The table below presents the TDRs that occurred during the period presented:

	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	($ in thousands)
Three months ended December 31, 2016
Residential – first mortgage loans	5	$1,198	$1,147

There were no TDRs that occurred during the three months ended December 31, 2015.

There were no TDRs for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default during the three months ended December 31, 2016. There was one residential first mortgage TDR with a recorded investment of $100 thousand for which there was a payment default within the 12 months prior to the default during the three months ended December 31, 2015. As of December 31, 2016 and September 30, 2016, RJ Bank had no outstanding commitments on TDRs.

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

Index

The credit quality of RJ Bank’s held for investment loan portfolio is as follows:

	Pass	Special mention(1)	Substandard(1)	Doubtful(1)	Total
	(in thousands)
December 31, 2016
C&I	$7,391,029	$64,766	$96,045	$—	$7,551,840
CRE construction	132,560	—	—	—	132,560
CRE	2,666,349	—	169	—	2,666,518
Tax-exempt	859,038	—	—	—	859,038
Residential mortgage:
First mortgage	2,569,503	9,911	51,656	—	2,631,070
Home equity	22,248	182	37	—	22,467
SBL	2,001,595	—	—	—	2,001,595
Total	$15,642,322	$74,859	$147,907	$—	$15,865,088

September 30, 2016
C&I	$7,241,055	$117,046	$112,272	$—	$7,470,373
CRE construction	122,718	—	—	—	122,718
CRE	2,549,672	—	4,399	—	2,554,071
Tax-exempt	740,944	—	—	—	740,944
Residential mortgage:
First mortgage	2,355,393	11,349	54,127	—	2,420,869
Home equity	20,413	182	105	—	20,700
SBL	1,904,827	—	—	—	1,904,827
Total	$14,935,022	$128,577	$170,903	$—	$15,234,502

(1)	Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

The credit quality of RJ Bank’s performing residential first mortgage loan portfolio is additionally assessed utilizing updated loan-to-value (“LTV”) ratios.  Current LTVs are updated using the most recently available information (generally updated every six months) and are estimated based on the initial appraisal obtained at the time of origination, adjusted using relevant market indices for housing price changes that have occurred since origination.  The value of the homes could vary from actual market values due to changes in the condition of the underlying property, variations in housing price changes within current valuation indices, and other factors. Residential mortgage loans with estimated LTVs in excess of 100% represent less than 1% of the residential mortgage loan portfolio.

Index

Allowance for loan losses and reserve for unfunded lending commitments

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

	Loans held for investment
	C&I	CRE construction	CRE	Tax-exempt	Residential mortgage	SBL	Total
	(in thousands)
Three months ended December 31, 2016
Balance at beginning of period	$137,701	$1,614	$36,533	$4,100	$12,664	$4,766	$197,378
(Benefit) provision for loan losses	(1,243)	581	(2,010)	393	997	242	(1,040)
Net (charge-offs)/recoveries:
Charge-offs	(3,389)	—	—	—	(87)	—	(3,476)
Recoveries	—	—	5,013	—	65	—	5,078
Net (charge-offs)/recoveries	(3,389)	—	5,013	—	(22)	—	1,602
Foreign exchange translation adjustment	(164)	(92)	(4)	—	—	—	(260)
Balance at December 31, 2016	$132,905	$2,103	$39,532	$4,493	$13,639	$5,008	$197,680

Three months ended December 31, 2015
Balance at beginning of period	$117,623	$2,707	$30,486	$5,949	$12,526	$2,966	$172,257
Provision (benefit) for loan losses	11,585	(52)	963	1,170	(204)	448	13,910
Net (charge-offs)/recoveries:
Charge-offs	(267)	—	—	—	(547)	—	(814)
Recoveries	—	—	—	—	490	1	491
Net (charge-offs)/recoveries	(267)	—	—	—	(57)	1	(323)
Foreign exchange translation adjustment	(220)	(20)	(145)	—	—	—	(385)
Balance at December 31, 2015	$128,721	$2,635	$31,304	$7,119	$12,265	$3,415	$185,459

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

	Loans held for investment
	Allowance for loan losses			Recorded investment(1)
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(in thousands)
December 31, 2016
C&I	$9,870	$123,035	$132,905	$24,762	$7,527,078	$7,551,840
CRE construction	—	2,103	2,103	—	132,560	132,560
CRE	—	39,532	39,532	—	2,666,518	2,666,518
Tax-exempt	—	4,493	4,493	—	859,038	859,038
Residential mortgage	3,007	10,632	13,639	54,736	2,598,801	2,653,537
SBL	—	5,008	5,008	—	2,001,595	2,001,595
Total	$12,877	$184,803	$197,680	$79,498	$15,785,590	$15,865,088

September 30, 2016
C&I	$13,351	$124,350	$137,701	$35,194	$7,435,179	$7,470,373
CRE construction	—	1,614	1,614	—	122,718	122,718
CRE	—	36,533	36,533	4,230	2,549,841	2,554,071
Tax-exempt	—	4,100	4,100	—	740,944	740,944
Residential mortgage	3,156	9,508	12,664	56,735	2,384,834	2,441,569
SBL	—	4,766	4,766	—	1,904,827	1,904,827
Total	$16,507	$180,871	$197,378	$96,159	$15,138,343	$15,234,502

(1)	Excludes any net unearned income and deferred expenses.

The reserve for unfunded lending commitments, included in trade and other payables on our Condensed Consolidated Statements of Financial Condition was $9 million at December 31, 2016, and $11 million at September 30, 2016.

Index

NOTE 9 – VARIABLE INTEREST ENTITIES

A VIE requires consolidation by the entity’s primary beneficiary.  We evaluate all of the entities in which we are involved to determine if the entity is a VIE and, if so, whether we hold a variable interest and are the primary beneficiary.

Refer to Note 2 on pages 125 - 127 of our 2016 Form 10-K for a description of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary of any VIEs.  In addition, refer to Note 2 for the discussion of the changes in our significant accounting policies since September 30, 2016, governing our VIE determinations and consolidation conclusions resulting from our October 1, 2016 adoption of new consolidation accounting guidance.

VIEs where we are the primary beneficiary

Of the VIEs in which we hold an interest, we have determined that certain Private Equity Interests, any LIHTC Funds where RJTCF provides an investor member with a guaranteed return on their investment, and the trust we utilize in connection with restricted stock unit awards granted to certain employees of our Canadian subsidiary (the “Restricted Stock Trust Fund”) require consolidation in our financial statements, as we are deemed the primary beneficiary of such VIEs.  The aggregate assets and liabilities of the VIEs we consolidate are provided in the table below.

	Aggregate assets (1)	Aggregate liabilities (1)
	(in thousands)
December 31, 2016
Private Equity Interests	$112,674	$5,302
Guaranteed LIHTC Fund (2)	62,796	2,644
Restricted Stock Trust Fund	14,956	14,956
Total	$190,426	$22,902

September 30, 2016
Private Equity Interests	$140,870	$4,888
Guaranteed LIHTC Fund (2)	63,415	2,556
Restricted Stock Trust Fund	9,949	9,949
Total	$214,234	$17,393

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

	December 31, 2016	September 30, 2016
	(in thousands)
Assets:
Cash and cash equivalents	$5,827	$8,302
Assets segregated pursuant to regulations and other segregated assets	2,436	2,412
Receivables, other	1,638	28,463
Other investments	104,730	103,632
Investments in real estate partnerships held by consolidated variable interest entities	65,306	61,004
Trust fund investment in RJF common stock (1)	14,954	9,948
Prepaid expenses and other assets	6	—
Total assets	$194,897	$213,761

Liabilities and equity:
Trade and other payables	$7,609	$3,617
Intercompany payables	18,237	15,703
Total liabilities	25,846	19,320
RJF equity	41,219	40,729
Noncontrolling interests	127,832	153,712
Total equity	169,051	194,441
Total liabilities and equity	$194,897	$213,761

(1)	Included in treasury stock in our Condensed Consolidated Statements of Financial Condition.

The following table presents information about the net income (loss) of the VIEs which we consolidate, and is included within our Condensed Consolidated Statements of Income and Comprehensive Income. The noncontrolling interests presented in this table represent the portion of the net income (loss) from these VIEs which are not ours.

	Three months ended December 31,
	2016	2015
	(in thousands)
Revenues:
Interest	$416	$302
Other	2,242	489
Total revenues	2,658	791
Non-interest expenses (1)	2,029	1,275
Net income (loss) including noncontrolling interests	629	(484)
Net income attributable to noncontrolling interests	139	181
Net income (loss) attributable to RJF	$490	$(665)

(1)	Primarily comprised of items reported in other expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

Low-income housing tax credit funds

RJTCF is the managing member or general partner in over 100 separate low-income housing tax credit funds having one or more investor members or limited partners, nearly all of these funds are determined to be VIEs. RJTCF has concluded that it is not the primary beneficiary of non-guaranteed LIHTC Fund VIEs and, accordingly, does not consolidate these funds. RJTCF consolidates the one Guaranteed LIHTC Fund VIE it sponsors (see Note 15 for further discussion of the guarantee obligation as well as other RJTCF commitments).  RJTCF holds an interest in a limited number of LIHTC Funds it determines not to be VIEs, and through the application of the voting interest model, consolidates a number of such LIHTC Funds.

Index

VIEs where we hold a variable interest but are not the primary beneficiary

Low-income housing tax credit funds

RJTCF does not consolidate the LIHTC Fund VIEs that it determines it is not the primary beneficiary of. Our risk of loss is limited to our investments in, advances to, and receivables due from these funds.

New market tax credit funds

One of our affiliates is the managing member of fewer than ten New Market Tax Credit Funds (“NMTC Funds”), and, as discussed in Note 2 on page 127 of our 2016 Form 10-K, this affiliate is not deemed to be the primary beneficiary of these NMTC Funds. These NMTC Funds are therefore not consolidated. Our risk of loss is limited to our receivables due from these funds.

Private Equity Interests VIEs which we are not the primary beneficiary

As discussed in Note 2, we have an interest in a number of limited partnerships held as a part of our principal capital and private equity activities. We have determined that such entities are VIEs, however, we have concluded we are not the primary beneficiary of all of the Private Equity Interest VIEs. Accordingly, we do not consolidate certain Private Equity Interests, specifically the ones in which we are not the primary beneficiary. The carrying value of our investment in the Private Equity Interests VIEs we do not consolidate represents our risk of loss related to such unconsolidated VIEs.

Aggregate assets, liabilities and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary, are provided in the table below.

	December 31, 2016			September 30, 2016
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
LIHTC Funds	$4,394,733	$1,446,968	$131,134	$4,217,812	$1,429,085	$83,562
NMTC Funds	30,230	77	9	65,338	68	12
Private Equity Interests	15,895,112	136,813	74,336	14,286,950	132,334	70,336
Other	2,459	—	2,459	2,240	—	2,240
Total	$20,322,534	$1,583,858	$207,938	$18,572,340	$1,561,487	$156,150

NOTE 10 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit of RJ Bank. The following table presents a summary of bank deposits including the weighted-average rate:

	December 31, 2016		September 30, 2016
	Balance	Weighted-average rate (1)	Balance	Weighted-average rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$6,090	0.01%	$4,958	0.01%
Demand deposits (non-interest-bearing)	3,593	—	7,264	—
Savings and money market accounts	14,891,871	0.07%	13,935,089	0.05%
Certificates of deposit	288,236	1.50%	315,236	1.55%
Total bank deposits(2)	$15,189,790	0.10%	$14,262,547	0.08%

(1)	Weighted-average rate calculation is based on the actual deposit balances at December 31, 2016 and September 30, 2016, respectively.

(2)
Bank deposits exclude affiliate deposits of approximately $404 million at December 31, 2016, and $353 million at September 30, 2016. These affiliate deposits include $398 million as of December 31, 2016, and $350 million at September 30, 2016, held in a deposit account at RJ Bank on behalf of RJF.

Index

RJ Bank’s savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”) administered by RJ&A. The aggregate amount of time deposit account balances that exceed the FDIC insurance limit at December 31, 2016 is $19 million.

Scheduled maturities of certificates of deposit are as follows:

	December 31, 2016		September 30, 2016
	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
	(in thousands)
Three months or less	$14,311	$9,918	$14,252	$12,663
Over three through six months	8,474	7,717	14,191	9,750
Over six through twelve months	9,094	6,696	15,452	12,321
Over one through two years	43,209	15,269	32,816	11,060
Over two through three years	42,876	21,706	43,730	22,148
Over three through four years	56,486	28,890	58,425	28,863
Over four through five years	15,220	8,370	26,173	13,392
Total	$189,670	$98,566	$205,039	$110,197

Interest expense on deposits is summarized as follows:

	Three months ended December 31,
	2016	2015
	(in thousands)
Certificates of deposit	$1,135	$1,448
Money market, savings and NOW accounts (1)	1,648	571
Total interest expense on deposits	$2,783	$2,019

(1)	Excludes interest expense associated with affiliate deposits.

Index

NOTE 11 – OTHER BORROWINGS

The following table details the components of other borrowings:

	December 31, 2016		September 30, 2016
	(in thousands)
Other borrowings:
FHLB advances	$675,000	(1)	$575,000	(2)
Borrowings on secured lines of credit (3)	208,400		—
Mortgage notes payable (4)	32,271		33,391
Borrowings on ClariVest revolving credit facility (5)	250		267
Borrowings on unsecured lines of credit (6) (7)	—		—
Total other borrowings	$915,921		$608,658

(1)
Borrowings from the FHLB as of December 31, 2016 are comprised of both floating and fixed-rate advances. As of December 31, 2016 the floating-rate FHLB advances have interest rates which reset quarterly and total $650 million with $100 million maturing in June 2018 and $550 million maturing in September 2018. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting all of these balances subject to variable interest rates to a fixed interest rate. Refer to Note 12 for information regarding these interest rate swaps which are accounted for as hedging instruments. The fixed-rate FHLB advance, in the amount of $25 million, matures in October 2020 and bears interest at a rate of 3.4%. All of the FHLB advances are secured by a blanket lien granted to the FHLB on RJ Bank’s residential mortgage loan portfolio. The weighted average interest rate on these advances as of December 31, 2016 is 1.1%.

(2)
Borrowings from the FHLB as of September 30, 2016 are comprised of floating-rate advances which have rates that reset quarterly and total $550 million maturing in September 2018, and a fixed-rate advance in the amount of $25 million, which matures in October 2020 and bears interest at a rate of 3.4%.

(3)	Borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.

(4)
Mortgage notes payable pertain to mortgage loans on our corporate headquarters offices located in St. Petersburg, Florida. These mortgage loans are secured by land, buildings, and improvements with a net book value of $44 million at December 31, 2016.  These mortgage loans bear interest at 5.7% with repayment terms of monthly interest and principal debt service and have a January 2023 maturity.

(5)
ClariVest Asset Management, LLC (“ClariVest”), a subsidiary of Eagle, is a party to a revolving line of credit provided by a third party lender (the “ClariVest Facility”). The maximum amount available to borrow under the ClariVest Facility is $500 thousand, bearing interest at a variable rate which is 1% over the lenders prime rate. The ClariVest Facility expires in September 2018.

(6)
In August 2015, RJF entered into a revolving credit facility agreement in which the lenders are a number of financial institutions (the “RJF Credit Facility”). This committed unsecured borrowing facility provides for maximum borrowings of up to $300 million, at variable rates of interest, with a facility maturity date in August 2020. There are no borrowings outstanding on the RJF Credit Facility as of either December 31, 2016 or September 30, 2016.

(7)	Borrowings on unsecured lines of credit, with the exception of the RJF Credit Facility, are day-to-day and are generally utilized for cash management purposes.

There were other collateralized financings outstanding in the amount of $203 million and $193 million as of December 31, 2016 and September 30, 2016, respectively. These other collateralized financings are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities. See Note 13 for additional information regarding offsetting asset and liability balances as well as additional information regarding the collateral.

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS

The significant accounting policies governing our derivative financial instruments, including our methodologies for determining fair value, are described in Note 2 on pages 114 - 115 of our 2016 Form 10-K.

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

In our “matched book” activities, Raymond James Financial Products, Inc. (“RJFP”), a wholly owned subsidiary, enters into derivative transactions (primarily interest rate swaps) with clients. For every derivative transaction RJFP enters into with a customer, RJFP enters into an offsetting transaction, on terms that mirror the customer transaction, with a credit support provider which is a third party financial institution. Due to this “pass-through” transaction structure, RJFP has completely mitigated the market and credit risk related to these derivative contracts. Therefore, the ultimate credit and market risk resides with the third party financial institution. RJFP only has credit risk related to its uncollected derivative transaction fee revenues. In these activities, we do not use derivative instruments for trading or hedging purposes. As a result of the structure of these transactions, we refer to the derivative contracts we enter into as a result of these operations as our offsetting “matched book” derivative operations (the “Offsetting Matched Book Derivatives Operations”).

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

The receivable for uncollected derivative transaction fee revenues of RJFP is $6 million and $7 million at December 31, 2016 and September 30, 2016, respectively, and is included in other receivables on our Condensed Consolidated Statements of Financial Condition.

None of the derivatives described above arising from either our OTC Derivatives Operations or our Offsetting Matched Book Derivatives Operations are designated as fair value or cash flow hedges.

Derivatives arising from RJ Bank’s business operations

We enter into derivatives contracts as part of RJ Bank’s business operations through its hedging activities, which include forward foreign exchange contracts and interest rate swaps (see Note 2 on pages 114 - 115 of the 2016 Form 10-K for the accounting policies associated with these transactions). Each of these activities is described further below.

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

The cash flows associated with certain assets held by RJ Bank provide interest income at fixed interest rates. Therefore, the value of these assets, absent any risk mitigation, is subject to fluctuation based upon changes in market rates of interest over time. We have executed certain interest rate swap contracts (the “RJ Bank Interest Hedges”) which swap variable interest payments on certain debt for fixed interest payments. Through the RJ Bank Interest Hedges, we mitigate a portion of the market risk associated with certain fixed interest earning assets held by RJ Bank.

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

Index

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

This cash collateral is recorded net-by-counterparty at the related fair value.  The cash collateral included in the net fair value of all open derivative asset positions arising from our OTC Derivatives Operations aggregates to a net liability of $5 million as of December 31, 2016 and a net asset of $33 million as of September 30, 2016.  The cash collateral included in the net fair value of all open derivative liability positions from our OTC Derivatives Operations aggregates to a net liability of $3 million at December 31, 2016 and a net asset of $3 million at September 30, 2016.  Our maximum loss exposure under the interest rate swap contracts arising from our OTC Derivatives Operations at December 31, 2016 is $24 million.

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

Derivative balances included in our financial statements

See the table below for the notional and fair value amounts of both the asset and liability derivatives.

	December 31, 2016					September 30, 2016
	Asset derivatives
	Balance sheet location	Notional amount		Fair value(1)		Balance sheet location	Notional amount		Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts (2)	Prepaid expenses and other assets	$—		$—		Prepaid expenses and other assets	$988,200	(3)	$1,396
Interest rate contracts (4)	Prepaid expenses and other assets	$650,000		$14,844		Prepaid expenses and other assets	$—		$—
Derivatives not designated as hedging instruments:
Interest rate contracts (5)	Trading instruments	$2,622,124		$110,363		Trading instruments	$2,036,233		$153,482
Interest rate contracts (5)	Trading instruments	$135,791	(3)	$4,567		Trading instruments	$121,715	(3)	$9,760
Interest rate contracts (6)	Derivative instruments associated with offsetting matched book positions	$1,462,595		$299,393		Derivative instruments associated with offsetting matched book positions	$1,469,295		$422,196
Forward foreign exchange contracts (2)	Prepaid expenses and other assets	$—		$—		Prepaid expenses and other assets	$411,300	(3)	$620
	Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts (4)	Trade and other payables	$—		$—		Trade and other payables	$550,000		$26,671
Forward foreign exchange contracts (2)	Trade and other payables	$997,900	(3)	$5,680		Trade and other payables	$—		$—
Derivatives not designated as hedging instruments:
Interest rate contracts (5)	Trading instruments sold	$2,482,299		$100,691		Trading instruments sold	$1,997,100		$145,296
Interest rate contracts (5)	Trading instruments sold	$150,576	(3)	$2,733		Trading instruments sold	$133,108	(3)	$6,398
Interest rate contracts (6)	Derivative instruments associated with offsetting matched book positions	$1,462,595		$299,393		Derivative instruments associated with offsetting matched book positions	$1,469,295		$422,196
Forward foreign exchange contracts (2)	Trade and other payables	$436,300	(3)	$2,487		Trade and other payables	$—		$—
Forward foreign exchange contracts (2)	Trade and other payables	$29,200	(7)	$285		Trade and other payables	$—		$—
DBRSUs (8)	Accrued compensation, commissions and benefits	$24,144	(9)	$24,144	(10)	Accrued compensation, commissions and benefits	$17,769		$17,769
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

(2)	These contracts are associated with RJ Bank’s activities to hedge its foreign currency exposure.

(3)	The notional amount presented is denominated in Canadian currency.

(4)	These contracts are associated with our RJ Bank Interest Hedges activities.

(5)	These contracts arise from our OTC Derivatives Operations.

(6)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

(7)	The notional amount presented is denominated in Euro currency.

(8)	This derivative liability arose from our fiscal year 2016 acquisition of Alex. Brown (see Note 3 for information regarding this acquisition), whereby RJ&A assumed certain DBRSU awards.

(9)
The notional amount for the DBRSU derivative is the number of outstanding (as of the reporting date) DBRSU awards to be settled in DB common shares multiplied by the end of reporting period DB share price, as traded on the New York Stock Exchange.

(10)	The fair value of the DBRSU derivative includes both the pre-combination and the post-combination share obligation.

Gains recognized in AOCI, net of income taxes on derivatives are as follows (see Note 16 for additional information):

	Three months ended December 31,
	2016	2015
	(in thousands)
Forward foreign exchange contracts	$11,326	$12,237
RJ Bank Interest Hedges	25,738	3,265
Total gains recognized in AOCI, net of taxes	$37,064	$15,502

There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for each of the three months ended December 31, 2016 and 2015. We expect to reclassify an estimated $5 million as additional interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is 10 years.

The table below sets forth the impact of the derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Location of the impact recognized on derivatives in the Condensed Consolidated Statements of Income and Comprehensive Income	Amount recognized during the three months ended December 31,

		2016	2015
		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts (1)	Net trading profit	$2,229	$408
Interest rate contracts (2)	Other (loss) revenues	$(26)	$23
Forward foreign exchange contracts (3)	Other revenues	$7,914	$5,558
DBRSUs (4)	Compensation, commissions and benefits expense	$6,725	$—
DBRSUs (5)	Acquisition-related expenses	$(350)	$—

The text of the footnotes in the above table are on the following page.

Index

The text of the footnotes to the table on the previous page are as follows:

(1)	These contracts arise from our OTC Derivatives Operations.

(2)	These contracts arise from our Offsetting Matched Book Derivatives Operations.

(3)	These contracts are associated with RJ Bank’s activities to hedge its foreign currency exposure.

(4)
The derivative arose from our fiscal year 2016 acquisition of Alex. Brown, see the discussion of the circumstances giving rise to this derivative in Note 3 on pages 127 - 129 of our 2016 Form 10-K. The impact of the change in value of the derivative in the current period is a loss, as the DB share price increased. We also hold 900,000 shares of DB as of December 31, 2016 as an economic hedge against this obligation. The increase in value of such DB shares since September 30, 2016 is recorded as a component of compensation, commissions and benefits expense on our Condensed Consolidated Statements of Income and Comprehensive Income, and partially offsets a portion of this loss.

(5)	Reduction of the DBRSU obligation resulting from forfeitures which occurred during the period.

Risks associated with, and our risk mitigation related to, our derivative contracts

We are exposed to credit losses in the event of nonperformance by the counterparties to forward foreign exchange derivative agreements, futures contracts and the interest rate contracts associated with our OTC Derivatives Operations that are not cleared through an exchange. Where we are subject to credit exposure, we perform a credit evaluation of counterparties prior to entering into derivative transactions and we monitor their credit standings.  Currently, we anticipate that all of the counterparties will be able to fully satisfy their obligations under those agreements.  For our OTC Derivatives Operations that are not cleared through an exchange, we may require collateral from counterparties in the form of cash deposits or other marketable securities to support certain of these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties.  We are required to maintain cash or marketable security deposits with the exchanges we utilize to clear our OTC Derivatives transactions that are cleared through such exchanges. These deposits are a component of deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition.

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

Certain of the derivative instruments arising from our OTC Derivatives Operations and from RJ Bank’s forward foreign exchange contracts contain provisions that require our debt to maintain an investment grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could terminate and request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at December 31, 2016 is $7 million, for which we have posted collateral of $1 million in the ordinary course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2016, we would have been required to post an additional $6 million of collateral to our counterparties.

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

Index

NOTE 13 – DISCLOSURE OF OFFSETTING ASSETS AND LIABILITIES, COLLATERAL, ENCUMBERED ASSETS AND REPURCHASE AGREEMENTS

Offsetting assets and liabilities

The following table presents information about the financial and derivative instruments that are offset or subject to an enforceable master netting arrangement or other similar agreement as of the dates indicated:

				Gross amounts not offset in the Statements of Financial Condition
	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Statements of Financial Condition	Net amounts presented in the Statements of Financial Condition	Financial instruments		Cash (received) paid		Net amount
	(in thousands)
As of December 31, 2016:
Assets
Securities purchased under agreements to resell and other collateralized financings	$358,493	$—	$358,493	$(358,493)	(1)	$—		$—
Derivatives - interest rate contracts(2)	110,363	(59,010)	51,353	(12,687)		(15,625)		23,041
Derivatives - interest rate contracts(3)	4,567	—	4,567	—		—		4,567
Derivative instruments associated with offsetting matched book positions	299,393	—	299,393	(299,393)	(4)	—		—
Derivatives - RJ Bank Interest Hedges (5)	14,844	—	14,844	—		—		14,844
Stock borrowed	154,718	—	154,718	(151,060)		—		3,658
Total assets	$942,378	$(59,010)	$883,368	$(821,633)		$(15,625)		$46,110
Liabilities
Securities sold under agreements to repurchase	$(203,378)	$—	$(203,378)	$203,378	(6)	$—		$—
Derivatives - interest rate contracts(2)	(100,691)	50,358	(50,333)	2,858		—		(47,475)
Derivatives - interest rate contracts(3)	(2,733)	—	(2,733)	—		—		(2,733)
Derivatives - forward foreign exchange contracts(7)	(8,452)	—	(8,452)	—		—		(8,452)
DBRSUs(8)	(24,144)	—	(24,144)	—		—		(24,144)
Derivative instruments associated with offsetting matched book positions	(299,393)	—	(299,393)	299,393	(4)	—		—
Stock loaned	(428,600)	—	(428,600)	412,803		—		(15,797)
Total liabilities	$(1,067,391)	$50,358	$(1,017,033)	$918,432		$—		$(98,601)
As of September 30, 2016:
Assets
Securities purchased under agreements to resell and other collateralized financings	$470,222	$—	$470,222	$(470,222)	(1)	$—		$—
Derivatives - interest rate contracts(2)	153,482	(107,539)	45,943	(29,028)		—		16,915
Derivatives - interest rate contracts(3)	9,760	—	9,760	—		—		9,760
Derivatives - forward foreign exchange contracts(7)	2,016	—	2,016	—		—		2,016
Derivative instruments associated with offsetting matched book positions	422,196	—	422,196	(422,196)	(4)	—		—
Stock borrowed	170,860	—	170,860	(167,169)		—		3,691
Total assets	$1,228,536	$(107,539)	$1,120,997	$(1,088,615)		$—		$32,382
Liabilities
Securities sold under agreements to repurchase	$(193,229)	$—	$(193,229)	$193,229	(6)	$—		$—
Derivatives - interest rate contracts(2)	(145,296)	142,859	(2,437)	2,437	(9)	—	(9)	—
Derivatives - interest rate contracts(3)	(6,398)	—	(6,398)	—		—		(6,398)
Derivatives - RJ Bank Interest Hedges	(26,671)	—	(26,671)	—		26,671	(10)	—
DBRSUs(8)	(17,769)	—	(17,769)	—		—		(17,769)
Derivative instruments associated with offsetting matched book positions	(422,196)	—	(422,196)	422,196	(4)	—		—
Stock loaned	(677,761)	—	(677,761)	664,870		—		(12,891)
Total liabilities	$(1,489,320)	$142,859	$(1,346,461)	$1,282,732		$26,671		$(37,058)

The text of the footnotes in the above table are on the following page.

Index

The text of the footnotes to the table on the previous page are as follows:

(1)
We are over-collateralized since the actual amount of financial instruments pledged as collateral for securities purchased under agreements to resell and other collateralized financings amounts to $373 million and $486 million as of December 31, 2016 and September 30, 2016, respectively.

(2)	Derivatives - interest rate contracts are included in trading instruments on our Condensed Consolidated Statements of Financial Condition. See Note 12 for additional information.

(3)
Derivatives - interest rate contracts (in which the notional amount is denominated in Canadian currency) are included in trading instruments on our Condensed Consolidated Statements of Financial Condition. See Note 12 for additional information.

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

(5)
Derivatives - As of December 31, 2016, the fair value of the RJ Bank Interest Hedges are in an asset position and are included in prepaid expenses and other assets on our Condensed Consolidated Statements of Financial Condition.  See Note 12 for additional information.

(6)
We are over-collateralized since the actual amount of financial instruments pledged as collateral for securities sold under agreements to repurchase amounts to $210 million and $200 million as of December 31, 2016 and September 30, 2016, respectively.

(7)
These contracts are associated with RJ Bank’s activities to hedge its foreign currency exposure. As of December 31, 2016, the fair values of the forward foreign exchange contract derivatives are in a liability position and are included in trade and other payables on our Condensed Consolidated Statements of Financial Condition. As of September 30, 2016, the fair value of the forward foreign exchange contract derivatives are in an asset position and are included in prepaid expenses and other assets on our Condensed Consolidated Statements of Financial Condition. See Note 12 for additional information.

(8)
The derivative arose from our fiscal year 2016 acquisition of Alex. Brown, see the discussion of the circumstances giving rise to this derivative in Note 3 on pages 127 - 129 of our 2016 Form 10-K. As of December 31, 2016, we hold 900,000 shares of DB with a fair value of $16 million as an economic hedge against the DBRSU obligation. As of September 30, 2016, such holdings amounted to 900,000 shares of DB with a fair value of $12 million. See additional discussion of the DBRSUs in Note 18.

(9)
For the portion of these derivative contracts that are transacted through an exchange, the nature of the agreement with the clearing member exchange include terms that are similar to a master netting agreement, thus we are over-collateralized as of September 30, 2016 since the actual amount of cash and securities deposited with the exchange for these derivative contracts is $8 million. These deposits are a component of deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition. See Note 12 for additional information.

(10)
Derivatives - As of September 30, 2016, the fair value of the RJ Bank Interest Hedges are in a liability position and are included in trade and other payables on our Condensed Consolidated Statements of Financial Condition.  See Note 12 for additional information.  The RJ Bank Interest Hedges are transacted through an exchange.  The nature of the agreement with the clearing member exchange includes terms that are similar to a master netting agreement.  As of September 30, 2016, we are over-collateralized on the RJ Bank Interest Hedges since the actual amount of cash and securities deposited with the exchange for these derivative contracts is $42 million.  These deposits are included in deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition.

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

Index

We also pay cash to exchanges, or receive cash from exchanges, related to derivative contracts transacted through an exchange. We account for such cash as a component of deposits with clearing organizations when such balances are in an asset position, or trade and other payables when such balances are in a liability position, on our Condensed Consolidated Statements of Financial Condition.

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

The table below presents financial instruments at fair value, that we received as collateral, are not included on our Condensed Consolidated Statements of Financial Condition, and that were available to be delivered or repledged, along with the balances of such instruments that were used to deliver or repledge, to satisfy one of our purposes described above:

	December 31, 2016		September 30, 2016
	(in thousands)
Collateral we received that is available to be delivered or repledged	$2,834,781		$2,925,335
Collateral that we delivered or repledged	$1,153,579	(1)	$1,536,393	(2)

(1)
The collateral delivered or repledged as of December 31, 2016, includes client margin securities which we pledged with a clearing organization in the amount of $370 million which were applied against our requirement of $220 million.

(2)
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

The table below presents information about the fair value of our assets that have been pledged for one of the purposes described above:

	December 31, 2016		September 30, 2016
	(in thousands)
Financial instruments owned, at fair value, pledged to counterparties that:
Had the right to deliver or repledge	$394,240		$587,369
Did not have the right to deliver or repledge	$81,632	(1)	$25,200	(2)

(1)
Assets delivered or repledged as of December 31, 2016, includes securities which we pledged with a clearing organization in the amount of $44 million which were applied against our requirement of $220 million (client margin securities we pledged which are described in the preceding table constitute the remainder of the assets pledged to meet the requirement).

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

Repurchase agreements, repurchase-to-maturity transactions and securities lending transactions accounted for as secured borrowings

We enter into repurchase agreements where we sell securities under agreements to repurchase (“Repurchase Agreements”) and also engage in securities lending transactions. These activities are accounted for as collateralized financings. Our Repurchase Agreements would include “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security, if any, that we are a party to as of period-end. As of both December 31, 2016 and September 30, 2016, we did not have any “repurchase-to-maturity” agreements. See Note 2 on pages 110 and 117, respectively, of our 2016 Form 10-K for a discussion of our respective Repurchase Agreement and securities borrowed and securities loaned accounting policies.

Index

The following table presents the remaining contractual maturity of securities under agreements to repurchase and securities lending transactions accounted for as secured borrowings:

	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
	(in thousands)
As of December 31, 2016:

Repurchase agreements
Government and agency obligations	$95,783	$—	$—	$—	$95,783
Agency MBS and CMOs	107,595	—	—	—	107,595
Total Repurchase Agreements	203,378	—	—	—	203,378

Securities lending
Equity securities	428,600	—	—	—	428,600
Total	$631,978	$—	$—	$—	$631,978
Gross amounts of recognized liabilities for repurchase agreements and securities lending transactions included in the Offsetting Assets and Liabilities table included within this footnote					$631,978
Amounts related to repurchase agreements and securities lending transactions not included in the Offsetting Assets and Liabilities table included within this footnote					$—

As of September 30, 2016:

Repurchase agreements
Government and agency obligations	$92,804	$6,252	$—	$—	$99,056
Agency MBS and CMOs	92,422	1,751	—	—	94,173
Total Repurchase Agreements	185,226	8,003	—	—	193,229

Securities lending
Equity securities	677,761	—	—	—	677,761
Total	$862,987	$8,003	$—	$—	$870,990
Gross amounts of recognized liabilities for repurchase agreements and securities lending transactions included in the Offsetting Assets and Liabilities table included within this footnote					$870,990
Amounts related to repurchase agreements and securities lending transactions not included in the Offsetting Assets and Liabilities table included within this footnote					$—

We enter into Repurchase Agreements and conduct securities lending activities as components of the financing of certain of our operating activities. In the event the market value of the securities we pledge as collateral in these activities declines, we may have to post additional collateral or reduce the borrowing amounts. We monitor such levels daily.

NOTE 14 – INCOME TAXES

For discussion of income tax accounting policies and other income tax related information, see Note 2 on pages 124 - 125, and Note 20 on pages 176 - 179, of our 2016 Form 10-K.

Effective October 1, 2016, we adopted new accounting guidance related to stock compensation. The amended guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences. Generally, the amount of compensation cost recognized for financial reporting purposes varies from the amount that can ultimately be deducted on the tax return for share-based payment awards. Under the prior guidance, the tax effects of deductions in excess of compensation expense (“windfalls”), as well as the tax effect of any deficiencies (“shortfalls”) were recorded in equity to the extent of previously recognized windfalls, with any remaining shortfall recorded in income tax expense. Under the new guidance, all tax effects related to share-based payments are recorded through tax expense in the periods during which the awards are exercised or vest, as applicable. While this simplification eliminates administrative complexities that existed under the prior guidance, it increases the volatility of income tax expense.

For the three months ended December 31, 2016, our effective income tax rate is 29.0%, which is lower than the 33.9% effective tax rate for fiscal year 2016. The primary factor for the decrease in the current period effective tax rate compared to the fiscal year 2016 effective tax rate results from the favorable impact of the adoption of the new share-based payment accounting guidance described in the preceding paragraph, which had a favorable impact of 9% on our effective rate. To a much lesser extent, other

Index

factors, such as valuation gains associated with our company-owned life insurance which are not subject to tax, and tax-exempt interest, also favorably impact our effective tax rate in the current period. The fiscal year 2016 effective tax rate was favorably impacted by a number of factors or events which have not recurred in the current period.

We anticipate that the uncertain tax position liability balance may decrease by $2 million over the next twelve months as a result of the resolution of additional state tax audits.

NOTE 15 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

In the normal course of business we enter into commitments for either fixed income or equity underwritings. As of December 31, 2016, RJ&A had no open underwriting commitments. As of December 31, 2016, RJ Ltd. had five equity underwriting commitments, all of which are recorded in our Condensed Consolidated Statements of Financial Condition as of December 31, 2016, and which aggregate to approximately $6 million in Canadian currency (“CDN”).

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes (see Note 2 on pages 116 - 117 of our 2016 Form 10-K for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring including, but not limited to, the individual joining us.  As of December 31, 2016, we had made commitments through the extension of formal offers totaling $104 million that had not yet been funded, however, it is possible that not all of our offers will be accepted and therefore we would not fund the total amount of the offers extended. As of December 31, 2016, $70 million of the total amount extended are unfunded commitments to prospects that had accepted our offer, or recently hired producers.

As of December 31, 2016, RJ Bank had not settled purchases of $79 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

A subsidiary of RJ Bank has committed $62 million as an investor member in a low-income housing tax credit fund in which a subsidiary of RJTCF is the managing member (see the discussion of “direct investments in LIHTC project partnerships” in Note 2 on page 126 of our 2016 Form 10-K for information regarding the accounting policies governing these investments). As of December 31, 2016, the RJ Bank subsidiary has invested $58 million of the committed amount.

See Note 20 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments, such as standby letters of credit and loan purchases.

We have unfunded commitments to various venture capital or private equity partnerships, which aggregate to approximately $39 million as of December 31, 2016. Of the total, we have unfunded commitments to internally-sponsored private equity limited partnerships in which we control the general partner of approximately $18 million.

As part of the terms governing our fiscal year 2015 acquisition of The Producers Choice LLC (“TPC”) (see Note 3 on page 129 of our 2016 Form 10-K, for additional information regarding this acquisition), on certain dates specified in the TPC purchase agreement, there are a number of “earn-out” computations to be performed. The result of these computations could result in additional cash paid to the sellers of TPC in the future. These elements of contingent consideration will be finally determined in the future based upon the outcome of either specific performance of defined tasks, or the achievement of specified revenue growth hurdles, over a measurement period ranging from 18 months to 3 years after the TPC closing date. Our initial estimate of the fair value of these elements of contingent consideration as of the TPC closing date was included in our determination of the goodwill arising from this acquisition. As of December 31, 2016, we computed an estimate of the fair value of this contingent consideration based upon the latest information available to us, and the excess of this fair value determination over the initial estimate is included in other expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

As a part of the terms governing the fiscal year 2016 Mummert acquisition (see Note 3 for additional information), on certain dates specified in the Mummert purchase agreement, there are earn-out computations to be performed or contingent consideration provisions that may apply. These elements of contingent consideration will be finally determined in the future based upon the achievement of specified revenue amounts and the continued employment of specified associates. Since the ultimate payment of these elements of contingent consideration are conditioned upon continued employment as of the measurement dates which are three and five years from the Mummert acquisition date, these obligations are being recognized as a component of our compensation expense over such periods.

Index

All of the elements of contingent consideration arising from the fiscal year 2016 Alex. Brown and 3Macs acquisitions, in both cases, could only result in a return of a portion of our purchase price paid at closing. In addition, the terms of both of these acquisitions also included a post-closing date review process to potentially adjust the cash consideration paid to the respective sellers at closing, based upon the actual values of certain net assets delivered to the purchaser as of the closing date. As of December 31, 2016, all of these determinations have yet to be finalized.

RJF has committed an amount of up to $225 million, subject to certain limitations and to annual review and renewal by the RJF Board of Directors, to either lend to RJTCF or to guarantee RJTCF’s obligations, in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities. At December 31, 2016, RJTCF has $148 million outstanding against this commitment. RJTCF may borrow from RJF in order to make investments in, or fund loans or advances to, either partnerships that purchase and develop properties qualifying for tax credits (“Project Partnerships”) or LIHTC Funds. Investments in Project Partnerships are sold to various LIHTC Funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in Project Partnerships to LIHTC Funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to Project Partnerships, and LIHTC Funds.

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS (see the discussion of these activities within “financial instruments owned, financial instruments sold but not purchased and fair value” in Note 2 on page 112 of our 2016 Form 10-K).  At December 31, 2016, RJ&A had approximately $751 million principal amount of outstanding forward MBS purchase commitments which are expected to be purchased over the following 90 days.  In order to hedge the market interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into to be announced (“TBA”) security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future.  These TBA securities are accounted for at fair value and are included in Agency MBS securities in the table of assets and liabilities measured at fair value included in Note 5, and at December 31, 2016 aggregate to a net asset having a fair value of $6 million.  The estimated fair value of the purchase commitment is a $2 million liability balance as of December 31, 2016.

As a result of extensive regulation of financial holding companies, banks, broker-dealers and investment advisory entities, RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations. The reviews can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censure to fines and, in serious cases, temporary or permanent suspension from conducting business, or limitations on certain business activities. In addition, regulatory agencies and self-regulatory organizations institute investigations from time to time into industry practices, which can also result in the imposition of such sanctions. Refer to the “legal and regulatory matter contingencies” discussion within this footnote for information about related loss contingency reserves. See Note 19 for additional information regarding regulatory capital requirements applicable to RJF and certain of its subsidiaries.

Guarantees

RJ Bank provides to an affiliate, RJ Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At December 31, 2016, the exposure under these guarantees is $6 million, which was underwritten as part of RJ Bank’s corporate credit relationship with such borrowers.  The outstanding interest rate swaps at December 31, 2016 have maturities ranging from July 2017 through June 2039.  RJ Bank records an estimated reserve for its credit risk associated with the guarantee of these client swaps, which was insignificant as of December 31, 2016.  The estimated total potential exposure under these guarantees is $43 million at December 31, 2016.

RJ Bank guarantees the forward foreign exchange contract obligations of its U.S. subsidiaries.  See Note 12 for additional information regarding these derivatives.

RJF guarantees interest rate swap obligations of RJ Cap Services. See Note 12 for additional information regarding interest rate swaps.

RJF guarantees the existing mortgage debt of RJ&A of approximately $32 million, see Note 11 for information regarding this borrowing.

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

Index

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

RJTCF issues certain guarantees to various third parties related to Project Partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations, which aggregate to approximately $2 million as of December 31, 2016.

RJTCF has provided a guaranteed return on investment to a third party investor in one of its fund offerings (“Fund 34”), and RJF has guaranteed RJTCF’s performance under the arrangement.  Under the terms of the performance guarantee, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits to this investor over the next five years, RJTCF is obligated to pay the investor an amount that results in the investor achieving a minimum specified return on their investment.  A $21 million financing asset is included in prepaid expenses and other assets, and a related $21 million liability is included in trade and other payables on our Condensed Consolidated Statements of Financial Condition as of December 31, 2016 related to this obligation. The maximum exposure to loss under this guarantee is approximately $23 million at December 31, 2016, which represents the undiscounted future payments due the investor.

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

Subject to the foregoing, we believe, after consultation with counsel and consideration of the accrued liability amounts included in the accompanying condensed consolidated financial statements, that the outcome of such litigation and regulatory proceedings will not have a material adverse effect on our consolidated financial condition. However, the outcome of such litigation and proceedings could be material to our operating results and cash flows for a particular future period, depending on, among other things, our revenues or income for such period.

With respect to matters described herein for which management has been able to estimate a range of reasonably possible loss (and excluding amounts subject to the below-described indemnification from Regions), as of December 31, 2016, we estimate the upper end of the range of reasonably possible aggregate loss to be approximately $55 million in excess of the aggregate reserves

Index

for such matters.  Refer to Note 2 on page 123 of our 2016 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

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

The Morgan Keegan matter described below is subject to such indemnification provisions. As of December 31, 2016, management estimates the range of potential liability of all Morgan Keegan matters subject to indemnification, including the cost of defense, to be from $14 million to $48 million. Any loss arising from such matters, after application of any contractual thresholds and other reductions, as set forth in the agreement, will be borne by Regions. As of December 31, 2016 our Condensed Consolidated Statements of Financial Condition include an indemnification asset of approximately $34 million which is included in other assets, and a liability for potential losses of approximately $34 million which is included within trade and other payables, pertaining to the Morgan Keegan matters subject to indemnification. The amount included within trade and other payables is the amount within the range of potential liability related to such matters which management estimates is more likely than any other amount within such range.

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

Index

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss)

The activity in other comprehensive income (loss), net of the respective tax effect, is as follows:

	Three months ended December 31,
	2016	2015
	(in thousands)
Unrealized loss on available for sale securities (net of tax)	$(4,146)	$(6,791)
Unrealized gain (loss) on currency translations, net of the impact of net investment hedges (net of tax)	1,001	(6,615)
Unrealized gain on cash flow hedges (net of tax)	25,738	3,265
Net other comprehensive income (loss)	$22,593	$(10,141)

Accumulated other comprehensive income (loss)

The following table presents the changes, and the related tax effects, of each component of accumulated other comprehensive income (loss) for the three months ended December 31, 2016 and 2015 (in thousands):

	Net investment hedges (1)	Currency translations	Sub-total: net investment hedges and currency translations	Available for sale securities	Cash flow hedges(2)	Total
Three months ended December 31, 2016
Accumulated other comprehensive income (loss) as of the beginning of the period	$86,482	$(121,576)	$(35,094)	$(4,156)	$(16,483)	$(55,733)
Other comprehensive income (loss) before reclassifications and taxes	18,098	(17,756)	342	(6,858)	39,941	33,425
Amounts reclassified from accumulated other comprehensive income (loss), before tax	—	6,537	6,537	(12)	1,572	8,097
Pre-tax net other comprehensive income (loss)	18,098	(11,219)	6,879	(6,870)	41,513	41,522
Income tax effect	(6,772)	894	(5,878)	2,724	(15,775)	(18,929)
Net other comprehensive income (loss) for the period, net of tax	11,326	(10,325)	1,001	(4,146)	25,738	22,593
Accumulated other comprehensive income (loss) as of December 31, 2016	$97,808	$(131,901)	$(34,093)	$(8,302)	$9,255	$(33,140)

Three months ended December 31, 2015
Accumulated other comprehensive income (loss) as of the beginning of the period	$93,203	$(130,476)	$(37,273)	$1,420	$(4,650)	$(40,503)
Other comprehensive income (loss) before reclassifications and taxes	19,556	(19,877)	(321)	(10,852)	3,858	(7,315)
Amounts reclassified from accumulated other comprehensive income (loss), before tax	—	—	—	—	1,408	1,408
Pre-tax net other comprehensive income (loss)	19,556	(19,877)	(321)	(10,852)	5,266	(5,907)
Income tax effect	(7,319)	1,025	(6,294)	4,061	(2,001)	(4,234)
Net other comprehensive income (loss) for the period, net of tax	12,237	(18,852)	(6,615)	(6,791)	3,265	(10,141)
Accumulated other comprehensive income (loss) as of December 31, 2015	$105,440	$(149,328)	$(43,888)	$(5,371)	$(1,385)	$(50,644)

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

Index

Reclassifications out of accumulated other comprehensive income (loss)

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive income (loss), and the related tax effects, for the three months ended December 31, 2016 and 2015:

Accumulated other comprehensive income (loss) components:	Increase (decrease) in amounts reclassified from accumulated other comprehensive income (loss)	Affected line items in income statement
	(in thousands)
Three months ended December 31, 2016
RJ Bank available for sale securities	$(12)	Other revenue
RJ Bank Interest Hedges (1)	1,572	Interest expense
Currency translations(2)	6,537	Other expense
	8,097	Total before tax
Income tax effect	(3,076)	Provision for income taxes
Total reclassifications for the period	$5,021	Net of tax

Three months ended December 31, 2015
RJ Bank Interest Hedges (1)	$1,408	Interest expense
	1,408	Total before tax
Income tax effect	(535)	Provision for income taxes
Total reclassifications for the period	$873	Net of tax

(1)	See Note 12 for additional information regarding the RJ Bank Interest Hedges, and Note 5 for additional fair value information regarding these derivatives.

(2)
During the period, we sold our interests in a number of Latin American joint ventures which had operations in Uruguay and Argentina. As a component of our computation of the gain or loss resulting from such sales, we recognized the sold entities’ cumulative currency translation balances which, prior to such reclassification, had been a component of the accumulated other comprehensive loss.

All of the components of other comprehensive income (loss) described above, net of tax, are attributable to RJF.

Index

NOTE 17 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Three months ended December 31,
	2016	2015
	(in thousands)
Interest income:
Margin balances	$19,981	$17,434
Assets segregated pursuant to regulations and other segregated assets	8,129	3,972
Bank loans, net of unearned income	135,525	107,601
Available for sale securities	3,400	1,651
Trading instruments	5,006	4,281
Stock loan	2,732	1,915
Loans to financial advisors	3,308	1,899
Corporate cash and all other	4,701	3,719
Total interest income	$182,782	$142,472

Interest expense:
Brokerage client liabilities	$676	$227
Retail bank deposits (1)	2,783	2,019
Trading instruments sold but not yet purchased	1,328	1,191
Stock borrow	1,228	623
Borrowed funds	3,719	2,765
Senior notes	24,699	19,091
Other	1,533	783
Total interest expense	35,966	26,699
Net interest income	146,816	115,773
Add (subtract): benefit (provision) for loan losses	1,040	(13,910)
Net interest income after benefit (provision) for loan losses	$147,856	$101,863

(1)	Excludes interest expense associated with affiliate deposits.

NOTE 18 – SHARE-BASED COMPENSATION

We maintain one share-based compensation plan for our employees, Board of Directors and non-employees (comprised of independent contractor financial advisors). The Amended and Restated 2012 Stock Incentive Plan (the “2012 Plan”) permits us to grant share-based and cash-based awards designed to be exempt from the limitation on deductible compensation under Section 162(m) of the Internal Revenue Code. Our share-based compensation accounting policies are described in Note 2 on pages 123 - 124 of our 2016 Form 10-K.  Other information relating to our share-based awards are presented in Note 24 on pages 186 – 191 of our 2016 Form 10-K.

Stock option awards

Expense and income tax benefits related to our stock options awards granted to employees is presented below:

	Three months ended December 31,
	2016	2015
	(in thousands)
Total share-based expense	$2,287	$2,565
Income tax benefit related to share-based expense	165	204

For the three months ended December 31, 2016, we realized $2 million of excess tax benefits related to our stock option awards which favorably impacted income tax expense in our Condensed Consolidated Statements of Income and Comprehensive Income as a result of our adoption of stock compensation simplification guidance (see Note 1 for additional information on our adoption of this new accounting guidance during the period).

Index

During the three months ended December 31, 2016, we granted 219,800 stock options to employees with a weighted-average grant-date fair value of $19.92.

As of December 31, 2016, there was $21 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to stock option awards. These costs are expected to be recognized over a weighted-average period of 2.98 years.

The stock option awards granted to our independent contractor financial advisors are not material as of December 31, 2016.
Restricted stock and restricted stock unit awards

Expense and income tax benefits related to our restricted equity awards (which include restricted stock and restricted stock units) granted to employees and members of our Board of Directors are presented below:

	Three months ended December 31,
	2016		2015
	(in thousands)
Total share-based expense	$27,650	(1)	$17,904
Income tax benefit related to share-based expense	10,035		6,360

(1)
The total share-based expense in the three months ended December 31, 2016 includes $5 million which is included as a component of acquisition-related expenses on our Condensed Consolidated Statements of Income and Comprehensive Income, see Note 3 for additional information regarding such expense.

For the three months ended December 31, 2016, we realized $17 million of excess tax benefits related to our restricted equity awards which favorably impacted income tax expense in our Condensed Consolidated Statements of Income and Comprehensive Income as a result of our adoption of stock compensation simplification guidance (see Note 1 for additional information on our adoption of this new accounting guidance during the period).

During the three months ended December 31, 2016, we granted 1,475,479 restricted stock units to employees with a weighted-average grant-date fair value of $71.88. During the three months ended December 31, 2016 we did not grant any restricted stock units to outside members of our Board of Directors.

As of December 31, 2016, there was $163 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to restricted equity awards granted to employees and members of our Board of Directors. These costs are expected to be recognized over a weighted-average period of 3.50 years.

There are no outstanding restricted stock units related to our independent contractor financial advisors as of December 31, 2016.
Restricted stock awards associated with Alex. Brown

As part of our acquisition of Alex. Brown, RJ&A assumed certain DBRSU awards, including the associated plan terms and conditions. Refer to Note 24 on page 190 of our 2016 Form 10-K for additional information regarding these awards. The DBRSUs are accounted for as a derivative, see Note 12 for additional information regarding this derivative.

The net impact of the DBRSUs in our Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended December 31, 2016, including the related income tax effects, is presented below:

Three months ended December 31, 2016
(in thousands)
Amortization of DBRSU prepaid compensation asset	$1,542
Change in fair value of derivative liability (1)	6,375
Net loss before tax	$7,917
Income tax expense	$2,920

(1)	Includes the impact of DBRSUs forfeited during three months ended December 31, 2016.

As of December 31, 2016, there was a $14 million prepaid compensation asset included in prepaid expenses and other assets in our Condensed Consolidated Statements of Financial Condition related to these DBRSUs. This asset is expected to be amortized

Index

over a weighted-average period of approximately three years. As of December 31, 2016, there was a $24 million derivative liability included in accrued compensation, commissions and benefits in our Condensed Consolidated Statements of Financial Condition based on the December 31, 2016 fair value of DB shares of $18.10.
We hold 900,000 shares of DB as of December 31, 2016 as an economic hedge against this obligation, such shares are included in other assets on our Condensed Consolidated Statements of Financial Condition. During the three months ended December 31, 2016, the fair value of these holdings increased $4 million, this unrealized gain is included as a component of compensation, commissions and benefits expense, and offsets a portion of the loss on the DBRSUs incurred during the period discussed above.

NOTE 19 – REGULATORY CAPITAL REQUIREMENTS

RJF, as a financial holding company, RJ Bank, and our broker-dealer subsidiaries are subject to capital requirements by various regulatory authorities. Capital levels of each entity are monitored to assess the capital positions to ensure compliance with our various regulatory capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial results.

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

RJF and RJ Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined in Basel III, Common equity Tier 1 capital (“CET1”) to risk-weighted assets. RJF and RJ Bank each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies.  Effective January 1, 2016, the minimum CET1, Tier 1 Capital, and Total Capital ratios of RJF and RJ Bank are supplemented by an incremental capital conservation buffer, consisting entirely of capital that qualifies as CET1, that phases in beginning on January 1, 2016 in increments of 0.625% per year until it reaches 2.5% of risk weighted assets on January 1, 2019. The capital conservation buffer is intended to be used to absorb potential losses in times of financial or economic stress. If not maintained, we could be limited in the amount of certain discretionary bonuses that may be paid and the amount of capital that may be distributed, including dividends and common equity repurchases.  As of December 31, 2016, RJF’s and RJ Bank’s capital conservation buffers were 14.2% and 5.7%, respectively. The applicable required capital conservation buffer for each as of December 31, 2016 was 0.625%.

At current capital levels, RJF and RJ Bank are each categorized as “well capitalized.”

For further discussion of regulatory capital requirements applicable to certain of our businesses and subsidiaries, see Note 25 on pages 191 - 194 of our 2016 Form 10-K.

Index

To meet requirements for capital adequacy purposes or to be categorized as “well capitalized,” RJF must maintain minimum Common equity Tier 1, Tier 1 risk-based, Total risk-based, and Tier 1 leverage amounts and ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJF as of December 31, 2016:
Common equity Tier 1 capital	$4,579,075	21.2%	$973,639	4.5%	$1,406,368	6.5%
Tier 1 capital	$4,579,075	21.2%	$1,298,186	6.0%	$1,730,914	8.0%
Total capital	$4,793,062	22.2%	$1,730,914	8.0%	$2,163,643	10.0%
Tier 1 leverage	$4,579,075	14.5%	$1,262,106	4.0%	$1,577,632	5.0%

RJF as of September 30, 2016:
Common equity Tier 1 capital	$4,421,956	20.6%	$966,341	4.5%	$1,395,825	6.5%
Tier 1 capital	$4,421,956	20.6%	$1,288,454	6.0%	$1,717,939	8.0%
Total capital	$4,636,009	21.6%	$1,717,939	8.0%	$2,147,424	10.0%
Tier 1 leverage	$4,421,956	15.0%	$1,177,840	4.0%	$1,472,300	5.0%

The increase in RJF’s Total capital and Tier 1 capital ratios at December 31, 2016 compared to September 30, 2016 was primarily the result of positive earnings during the three months ended December 31, 2016, offset by the growth of RJ Bank’s corporate loan portfolio.

To meet the requirements for capital adequacy or to be categorized as “well capitalized,” RJ Bank must maintain Common equity Tier 1, Tier 1 risk-based, Total risk-based, and Tier 1 leverage amounts and ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJ Bank as of December 31, 2016:
Common equity Tier 1 capital	$1,719,444	12.5%	$620,242	4.5%	$895,906	6.5%
Tier 1 capital	$1,719,444	12.5%	$826,990	6.0%	$1,102,653	8.0%
Total capital	$1,892,158	13.7%	$1,102,653	8.0%	$1,378,317	10.0%
Tier 1 leverage	$1,719,444	9.7%	$710,762	4.0%	$888,453	5.0%

RJ Bank as of September 30, 2016:
Common equity Tier 1 capital	$1,675,890	12.7%	$592,864	4.5%	$856,360	6.5%
Tier 1 capital	$1,675,890	12.7%	$790,486	6.0%	$1,053,981	8.0%
Total capital	$1,841,112	14.0%	$1,053,981	8.0%	$1,317,476	10.0%
Tier 1 leverage	$1,675,890	9.9%	$675,939	4.0%	$844,924	5.0%

The decrease in RJ Bank’s Total and Tier 1 capital ratios at December 31, 2016 compared to September 30, 2016 was primarily due to growth in corporate loans.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934.

Index

The net capital position of our wholly owned broker-dealer subsidiary RJ&A is as follows:

	As of
	December 31, 2016	September 30, 2016
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	21.80%	19.61%
Net capital	$560,866	$512,594
Less: required net capital	(51,454)	(52,287)
Excess net capital	$509,412	$460,307

The net capital position of our wholly owned broker-dealer subsidiary RJFS is as follows:

	As of
	December 31, 2016	September 30, 2016
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$26,879	$27,013
Less: required net capital	(250)	(250)
Excess net capital	$26,629	$26,763

The risk adjusted capital of RJ Ltd. is as follows (in Canadian dollars):

	As of
	December 31, 2016	September 30, 2016
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$70,923	$77,110
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$70,673	$76,860

At December 31, 2016, all of our other active regulated domestic and international subsidiaries are in compliance with and met all capital requirements.

NOTE 20 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

For a discussion of our financial instruments with off-balance-sheet risk, see Note 26 on pages 194 - 195 of our 2016 Form 10-K.

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

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of December 31, 2016, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $7 million and CDN $6 million, respectively. RJ Bank is also subject to foreign exchange risk related to its net investment in a Canadian subsidiary. See Note 12 for information regarding how RJ Bank utilizes net investment hedges to mitigate a significant portion of this risk.

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

RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding are as follows:

December 31, 2016
(in thousands)
Standby letters of credit	$34,164
Open-end consumer lines of credit (primarily SBL)	3,937,479
Commercial lines of credit	1,589,736
Unfunded loan commitments	430,707

Because many of RJ Bank’s lending commitments expire without being funded in whole or part, the contract amounts are not estimates of RJ Bank’s actual future credit exposure or future liquidity requirements. RJ Bank maintains a reserve to provide for potential losses related to the unfunded lending commitments. See Note 8 for further discussion of this reserve for unfunded lending commitments.

NOTE 21 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended December 31,
	2016	2015
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$146,567	$106,329
Less allocation of earnings and dividends to participating securities (1)	(310)	(238)
Net income attributable to RJF common shareholders	$146,257	$106,091

Income for diluted earnings per common share:
Net income attributable to RJF	$146,567	$106,329
Less allocation of earnings and dividends to participating securities (1)	(303)	(234)
Net income attributable to RJF common shareholders	$146,264	$106,095

Common shares:
Average common shares in basic computation	142,110	143,058
Dilutive effect of outstanding stock options and certain restricted stock units	3,565	3,083
Average common shares used in diluted computation	145,675	146,141

Earnings per common share:
Basic	$1.03	$0.74
Diluted	$1.00	$0.73
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	2,127	3,170

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities.  Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 310 thousand and 337 thousand for the three months ended December 31, 2016 and 2015, respectively. Dividends paid to participating securities were insignificant in the three months ended December 31, 2016 and 2015.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are as follows:

	Three months ended December 31,
	2016	2015
Dividends per common share - declared	$0.22	$0.20
Dividends per common share - paid	$0.20	$0.18

Index

NOTE 22 – SEGMENT INFORMATION

We currently operate through the following five business segments: “Private Client Group;” “Capital Markets;” “Asset Management;” RJ Bank; and our “Other” segment. The business segments are determined based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. For a further discussion of our business segments, see Note 28 on pages 196 - 198 of our 2016 Form 10-K.

Information concerning operations in these segments of business is as follows:

	Three months ended December 31,
	2016	2015
	(in thousands)
Revenues:
Private Client Group	$1,043,316	$874,445
Capital Markets	236,982	228,978
Asset Management	114,096	100,238
RJ Bank	144,517	112,726
Other	15,459	4,400
Intersegment eliminations	(25,602)	(19,930)
Total revenues(1)	$1,528,768	$1,300,857

Income (loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$73,358	$69,140
Capital Markets	21,444	25,168
Asset Management	41,909	33,366
RJ Bank	104,121	65,865
Other	(34,453)	(25,201)
Pre-tax income excluding noncontrolling interests	206,379	168,338
Add: net income attributable to noncontrolling interests	1,136	1,735
Income including noncontrolling interests and before provision for income taxes	$207,515	$170,073

(1)	No individual client accounted for more than ten percent of total revenues in any of the periods presented.

	Three months ended December 31,
	2016	2015
	(in thousands)
Net interest income (expense):
Private Client Group	$30,387	$22,926
Capital Markets	2,508	2,976
Asset Management	63	100
RJ Bank	134,272	106,188
Other	(20,414)	(16,417)
Net interest income	$146,816	$115,773

The following table presents our total assets on a segment basis:

	December 31, 2016	September 30, 2016
	(in thousands)
Total assets:
Private Client Group(1)	$9,740,145	$10,317,681
Capital Markets(2)	2,525,142	2,957,319
Asset Management	135,381	133,190
RJ Bank	17,732,326	16,613,391
Other	1,536,396	1,465,395
Total	$31,669,390	$31,486,976

(1)	Includes $275 million and $276 million of goodwill at December 31, 2016 and September 30, 2016, respectively.

(2)	Includes $132 million and $133 million of goodwill at December 31, 2016 and September 30, 2016, respectively.

Index

We have operations in the United States, Canada and Europe. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Three months ended December 31,
	2016	2015
	(in thousands)
Revenues:
United States	$1,416,281	$1,204,250
Canada	84,845	61,849
Europe	22,970	23,533
Other	4,672	11,225
Total	$1,528,768	$1,300,857

Pre-tax income (loss) excluding noncontrolling interests:
United States	$214,205	$161,859
Canada	(1,537)	5,070
Europe	(2,688)	(446)
Other	(3,601)	1,855
Total	$206,379	$168,338

Our total assets, classified by major geographic area in which they are held, are presented below:

	December 31, 2016	September 30, 2016
	(in thousands)
Total assets:
United States (1)	$29,323,951	$29,112,182
Canada(2)	2,261,577	2,275,056
Europe(3)	59,251	61,067
Other	24,611	38,671
Total	$31,669,390	$31,486,976

(1)    Includes $356 million of goodwill at December 31, 2016 and September 30, 2016.

(2)    Includes $42 million and $43 million of goodwill at December 31, 2016 and September 30, 2016, respectively.

(3)    Includes $9 million of goodwill at both December 31, 2016 and September 30, 2016.

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

Executive overview

We operate as a financial holding company. Results in the businesses in which we operate are highly correlated to the general overall strength of economic conditions and, more specifically, to the direction of the U.S. equity and fixed income markets, the corporate and mortgage lending markets and commercial and residential credit trends.  Overall market conditions, interest rates, economic, political and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control.  These factors affect the financial decisions made by market participants which include investors, borrowers, and competitors, impacting their level of participation in the financial markets. These factors also impact the level of public offerings, investment banking activity, trading profits, interest rate volatility and asset valuations, or a combination thereof.  In turn, these decisions and factors affect our business results.

Quarter ended December 31, 2016 compared with the quarter ended December 31, 2015

We achieved net revenues of $1.49 billion for the quarter, a $219 million, or 17%, increase. Our pre-tax income amounted to $206 million, an increase of $38 million, or 23%. Our net income of $147 million reflects an increase of $40 million, or 38%, and our diluted earnings per share amounted to $1.00, a 37% increase.

After excluding the $13 million of acquisition-related expenses we incurred during the current quarter, our adjusted pre-tax income amounted to $219 million,(1) an increase of 29%, and adjusted net income of $156 million(1) reflects an increase of 45%. Adjusted earnings per diluted share (a non-GAAP measure) amounted to $1.07,(1) a 47% increase.

Net revenues increased in each of our four operating segments. Total client assets under administration reached $616.9 billion at December 31, 2016, a 23% increase over the prior year level. The increase in assets under administration is attributable to our acquisitions of Alex. Brown and 3Macs, strong financial advisor recruiting results and a high level of retention of our existing advisors, as well as an increase in equity markets. Non-interest expenses increased $181 million, or 16%. The increase primarily results from increased sales commission expense associated with increased securities commissions and fees revenues, administrative and incentive compensation expense, acquisition-related expenses, an increase in certain reserves for legal matters in the PCG segment, offset by the decrease in the loan loss provision resulting primarily from a net benefit from net recoveries

(1)
“Adjusted pre-tax income,” “adjusted net income,” and “adjusted earnings per diluted share” are each non-GAAP financial measures. Please see the “reconciliation of the GAAP measures to the non-GAAP measures” in this Item 2, for a reconciliation of our non-GAAP measures to the most directly comparable GAAP measures, and for other important disclosures.

Index

and the reduction of corporate criticized loans. In addition, we benefited from an $18 million favorable impact to income tax expense related to the adoption of new accounting guidance associated with stock compensation (See Note 1 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on the adoption of new accounting guidance).

A summary of our financial results by segment as compared to the prior year quarter are as follows:

•
Our Private Client Group segment generated net revenues of $1.04 billion, a 19% increase, while pre-tax income increased 6% to $73 million.  The increase in revenues is primarily attributable to an increase in securities commissions and fees, notably related to fee-based accounts. Client assets under administration of the Private Client Group increased 24% over the prior year, to $585.6 billion at December 31, 2016. Client assets have been positively impacted by the acquisitions of Alex. Brown and 3Macs and an increase in the equity markets, as well as successful retention and recruiting of financial advisors. Non-interest expenses increased $164 million, or 20%, compared to the prior year quarter, primarily resulting from an increase in sales commission expense, administrative and incentive compensation and benefits expense as well as an increase in legal expenses, the majority of which is related to a single matter. The segment’s margin on net revenues decreased to 7.1% from 7.9% in the comparable prior year quarter.

•
The Capital Markets segment generated net revenues of $233 million, a 3% increase, while pre-tax income decreased $4 million, or 15%, to $21 million. Institutional commissions increased $9 million, or 7%. Equity underwriting fees increased $5 million, or 51%, offset by a decrease in merger and acquisition and advisory fee revenues of $4 million, or 12%. Trading profits approximated the prior year level. Non-interest expenses increased $12 million, or 6%, compared to the prior year quarter level, primarily resulting from an increase in administrative and incentive compensation and benefits expense.

•
Our Asset Management segment benefited from increased client assets, generating a 14% increase in net revenues to $114 million, while pre-tax income increased $9 million, or 26%, to $42 million. Advisory fee revenues from managed programs increased by $8 million, or 11%, compared to the prior year quarter as financial assets under management in managed programs increased 18% to $84.5 billion as of December 31, 2016. Non-discretionary asset-based administration fee revenues increased by $4 million, or 21%, driven by an increase in assets held in such programs over the prior year level to $123.9 billion as of December 31, 2016. Non-interest expenses increased $5 million, or 8%, compared to the prior year quarter primarily resulting from increased investment sub-advisory expense.

•
RJ Bank generated a 27% increase in net revenues to $138 million, while pre-tax income increased $38 million, or 58%, to $104 million. The increase in pre-tax income resulted primarily from an increase in net interest income and a decrease in the provision for loan losses. Net interest income increased due to growth in the average loans outstanding as well as an increase in the net interest margin. The decrease in the provision for loan losses as compared to the prior year quarter was primarily due to the current period reflecting a net benefit from sales, repayments and related recoveries of certain corporate criticized loans.

•
Activities in our Other segment reflect a pre-tax loss that is $9 million, or 37%, more than the prior year period. Total revenues in the segment increased $11 million, or 251%, due primarily to private equity valuation gains. Interest expense increased $6 million, or 31%, due to an increase in senior notes payable compared to the prior year period. Acquisition-related expenses of $13 million are reflected in this segment, a significant increase compared to the prior year period.

•
Our effective tax rate was 29.0% in the current quarter, down significantly from the 36.8% in the prior year quarter. The reduction in our effective tax rate compared to the prior year period was due to the favorable impact resulting from the adoption of new accounting guidance regarding the stock compensation, which decreased our effective tax rate by 9%. Under this new guidance, all tax effects related to share-based payments are recorded through tax expense in the periods during which the awards are exercised or vest, as applicable, instead of being recorded directly to equity.

The number and significance of possible regulatory changes that impact the businesses in which we operate continues to grow and evolve. In April 2016, the DOL issued its final regulation expanding the definition of who is deemed an “investment advice fiduciary” under ERISA as a result of giving investment advice to a plan, plan participant or beneficiary, as well as under the Internal Revenue Code for individual retirement accounts and non-ERISA plans. While the impact of these regulatory changes is more uncertain under the new administration, we continue to prepare for such changes in their current form. Refer to the “Fiduciary Duty Standard” section of Item 1 “Regulation” in our 2016 Form 10-K for further discussion of the regulation, its effective dates, and its potential impact.

Index

Segments

We currently operate through four operating segments and our “Other” segment. The four operating segments are: Private Client Group (or “PCG”); Capital Markets; Asset Management; and RJ Bank. The Other segment captures principal capital and private equity activities as well as certain corporate overhead costs of RJF that are not allocated to operating segments, including the interest cost on our public debt and the acquisition and integration costs associated with our acquisitions including costs associated with our fiscal year 2016 acquisitions of Mummert, Alex. Brown, and 3Macs (see Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information).

The following table presents our consolidated and segment gross revenues, net revenues, and pre-tax income (loss), the latter excluding noncontrolling interests, for the periods indicated:

	Three months ended December 31,
	2016	2015	% change
	($ in thousands)
Total company
Revenues	$1,528,768	$1,300,857	18%
Net revenues	$1,492,802	$1,274,158	17%
Pre-tax income excluding noncontrolling interests	$206,379	$168,338	23%

Private Client Group
Revenues	$1,043,316	$874,445	19%
Net revenues	$1,040,089	$872,346	19%
Pre-tax income	$73,358	$69,140	6%

Capital Markets
Revenues	$236,982	$228,978	3%
Net revenues	$233,016	$226,167	3%
Pre-tax income	$21,444	$25,168	(15)%

Asset Management
Revenues	$114,096	$100,238	14%
Net revenues	$114,082	$100,214	14%
Pre-tax income	$41,909	$33,366	26%

RJ Bank
Revenues	$144,517	$112,726	28%
Net revenues	$138,015	$108,396	27%
Pre-tax income	$104,121	$65,865	58%

Other
Revenues	$15,459	$4,400	251%
Net revenues	$(9,643)	$(14,778)	35%
Pre-tax loss	$(34,453)	$(25,201)	(37)%

Intersegment eliminations
Revenues	$(25,602)	$(19,930)	(28)%
Net revenues	$(22,757)	$(18,187)	(25)%

Index

Reconciliation of the GAAP measures to the non-GAAP measures

We utilize certain non-GAAP calculations as additional measures to aid in, and enhance, the understanding of our financial results. We believe that the non-GAAP measures provide useful information by excluding certain material items that may not be indicative of our core operating results. We believe that these non-GAAP measures will allow for better evaluation of the operating performance of the business and facilitate a meaningful comparison of our results in the current period to those in prior and future periods. The non-GAAP financial information should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, our non-GAAP measures may not be comparable to similarly titled non-GAAP measures of other companies.

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

The following table provides a reconciliation of the GAAP measures to the non-GAAP measures for the period which includes non-GAAP adjustments:

	Three months ended December 31,
	2016	2015
	($ in thousands, except per share amounts)
Net income attributable to RJF, Inc. - GAAP	$146,567	$106,329

Non-GAAP adjustments:
Acquisition-related expenses (1)	12,666	1,872
Tax effect of non-GAAP adjustments (2)	(3,671)	(690)
Non-GAAP adjustments, net of tax	8,995	1,182
Adjusted net income attributable to RJF, Inc. - non-GAAP basis	$155,562	$107,511

GAAP earnings per common share:
Basic	$1.03	$0.74
Diluted	$1.00	$0.73

Non-GAAP earnings per common share:
Adjusted basic (3)	$1.09	$0.75
Adjusted diluted (3)	$1.07	$0.73

Average equity - GAAP (4)	$4,998,712	$4,586,872
Average equity - non-GAAP (4) (5)	$5,016,667	$4,587,463

Return on equity for the quarter - GAAP (annualized)	11.7%	9.3%
Adjusted return on equity for the quarter - non-GAAP (annualized) (6)	12.4%	9.4%

Pre-tax income attributable to RJF, Inc. - GAAP	$206,379	$168,338
Total pre-tax non-GAAP adjustments (as detailed above)	12,666	1,872
Adjusted pre-tax income attributable to RJF, Inc. - non-GAAP	$219,045	$170,210

Pre-tax margin on net revenues - GAAP	13.8%	13.2%
Pre-tax margin on net revenues - non-GAAP (7)	14.7%	13.4%

(1)	The non-GAAP adjustment adds back to pre-tax income acquisition-related expenses incurred during each respective period associated with our acquisitions described above.

(2)
The non-GAAP adjustment reduces net income for the income tax effect of all the pre-tax non-GAAP adjustments, utilizing the year-to-date effective tax rate in such period to determine the current tax expense.

(3)
The non-GAAP earnings per share computations utilize the adjusted net income attributable to RJF, Inc. - non-GAAP basis as described in the table above, and the weighted-average common shares outstanding - basic, and diluted, as applicable, as presented in Note 21 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

(4)	For the quarter, computed by adding the total equity attributable to RJF as of the date indicated plus the prior quarter-end total, divided by two.

(5)	The calculation of non-GAAP average equity includes the impact on equity of the non-GAAP adjustments described in the table above, as applicable for each respective period.

(6)
Computed by utilizing the adjusted net income attributable to RJF non-GAAP and the average equity non-GAAP, for each respective period. See footnotes (3) and (4) above for the calculation of average equity non-GAAP.

(7)	Computed by dividing the adjusted pre-tax income attributable to RJF by net revenues (GAAP basis), for each respective period.

Index

Net interest analysis

In both December 2016 and 2015, the Federal Reserve Bank announced increases in its benchmark short-term interest rate of 25 basis points. At the current low level of short-term rates, changes in short-term interest rates are likely to have a meaningful impact on our overall financial performance, as we have certain assets and liabilities, primarily held in our PCG and RJ Bank segments, which are subject to changes in interest rates. Given the relationship of our interest sensitive assets to liabilities held in each of these segments, increases in short-term interest rates, including the mid-December 2016 rate increase, result in an overall increase in our net earnings.  Gradual increases in short-term interest rates would have the most significant favorable impact on our PCG and RJ Bank segments (refer to the table in Item 3 - Interest Rate Risk in this Form 10-Q, which presents an analysis of RJ Bank’s estimated net interest income over a twelve month period based on instantaneous shifts in interest rates using the asset/liability model applied by RJ Bank).

Domestic client cash sweep balances of $46 billion increased $9 billion, or 24%, from the December 2015 balances of $37 billion. Our client cash sweep balances are deposited or invested in the RJBDP, client interest program and or money market funds, depending on the clients’ elections. We estimate that the mid-December 2016 short-term interest rate increase of 25 basis points had a favorable impact on this quarter’s results of $3 million and will have a favorable impact on our pre-tax income of an incremental $15 million to $20 million on a quarterly basis. This estimate is based on several assumptions. Such assumptions include: the amount and timing of increases in the earning/deposit rates on our clients’ cash balances, which is dependent on several factors including, but not limited to the competitive environment; client cash balance levels; the level of earning assets; and RJ Bank’s net interest margin.

If the Federal Reserve Bank was to reverse its December 2016 action and decrease the benchmark short-term interest rate, the impact on our net interest income would be an unfavorable reversal of the positive impact described above.

Index

Quarter ended December 31, 2016 compared with the quarter ended December 31, 2015 – Net interest

The following table presents our consolidated average interest-earning asset and liability balances, interest income and expense balances, and the average yield/cost, for the periods indicated:

	Three months ended December 31,
	2016			2015
	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$2,427,230	$19,981	3.29%	$1,846,026	$17,434	3.78%
Assets segregated pursuant to regulations and other segregated assets	4,223,179	8,129	0.77%	3,033,275	3,972	0.52%
Bank loans, net of unearned income(2)	15,658,827	135,525	3.47%	13,560,477	107,601	3.17%
Available for sale securities	999,359	3,400	1.36%	550,881	1,651	1.20%
Trading instruments(3)	655,674	5,006	3.05%	629,772	4,281	2.72%
Stock loan	554,688	2,732	1.97%	559,061	1,915	1.37%
Loans to financial advisors(3)	833,760	3,308	1.59%	507,016	1,899	1.50%
Corporate cash and all other(3)	3,215,887	4,701	0.58%	2,908,600	3,719	0.51%
Total	$28,568,604	$182,782	2.56%	$23,595,108	$142,472	2.42%

Interest-bearing liabilities:
Brokerage client liabilities	$4,919,792	$676	0.05%	$3,980,712	$227	0.02%
Bank deposits(2)(4)	14,714,365	2,783	0.08%	12,342,929	2,019	0.07%
Trading instruments sold but not yet purchased(3)	291,616	1,328	1.82%	265,875	1,191	1.79%
Stock borrow	104,559	1,228	4.70%	96,464	623	2.58%
Other borrowings	768,178	3,719	1.94%	744,591	2,765	1.49%
Senior notes	1,680,417	24,699	5.88%	1,149,253	19,091	6.64%
Other(3)	219,954	1,533	2.79%	240,454	783	1.30%
Total	$22,698,881	$35,966	0.63%	$18,820,278	$26,699	0.57%
Net interest income		$146,816			$115,773

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

(4)	Net of affiliate deposit balances and interest expense associated with affiliate deposits.

Net interest income increased $31 million, or 27%. Net interest income is earned primarily by our RJ Bank and PCG segments, which are discussed separately below.

The RJ Bank segment’s net interest income increased $28 million, or 26%, resulting from an increase in average loans outstanding and net interest margin as compared to the prior year quarter. Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Net interest income in the PCG segment increased $7 million, or 33%. Average customer cash balances and the related segregated asset balances increased compared to the prior year quarter. In addition, as a result of the December 2016 Federal Reserve Bank increase in short-term interest rates, the net interest earned on these segregated asset balances increased. Average client margin balances outstanding increased compared to the prior year quarter but the favorable impact on net interest was partially offset by a decrease in client margin interest rates driven by increased average loan balances.

Interest income earned on the available for sale securities portfolio increased $2 million, or 106%, due to increased balances and yields. See Note 7 of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our available for sale securities.

Index

Interest expense incurred on our senior notes increased by $6 million, or 29%, as the average outstanding balance of senior notes increased compared to the prior year quarter due to our July 2016 issuance of $800 million in senior notes, offset by the April 2016 maturity and repayment of $250 million of senior notes.

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the periods indicated:

	Three months ended December 31,
	2016	% change	2015
	($ in thousands)
Revenues:
Securities commissions and fees:
Equities	$79,436	29%	$61,750
Fixed income products	28,952	25%	23,103
Mutual funds	158,590	(2)%	161,260
Fee-based accounts	472,899	27%	372,176
Insurance and annuity products	95,351	—	95,669
New issue sales credits	17,991	71%	10,524
Sub-total securities commissions and fees	853,219	18%	724,482
Interest	33,614	34%	25,025
Account and service fees:
Client account and service fees	72,914	53%	47,778
Mutual fund and annuity service fees	68,726	11%	62,028
Client transaction fees	6,009	19%	5,070
Correspondent clearing fees	638	—	638
Account and service fees – all other	139	90%	73
Sub-total account and service fees	148,426	28%	115,587
Other	8,057	(14)%	9,351
Total revenues	1,043,316	19%	874,445

Interest expense	(3,227)	54%	(2,099)
Net revenues	1,040,089	19%	872,346

Non-interest expenses:
Sales commissions	634,512	19%	531,925
Admin & incentive compensation and benefit costs	171,889	19%	143,988
Communications and information processing	44,017	(1)%	44,647
Occupancy and equipment	35,488	13%	31,425
Business development	23,450	(10)%	26,170
Clearance and other	57,375	129%	25,051
Total non-interest expenses	966,731	20%	803,206
Pre-tax income	$73,358	6%	$69,140

Margin on net revenues	7.1%		7.9%
For an overview of our PCG segment operations, refer to the information presented in Item 1, Business, on pages 4 - 5 of our 2016 Form 10-K, as well as the description of the key factors impacting our PCG results of operations discussed on pages 44 - 47 of our 2016 Form 10-K.

Index

PCG client asset balances are as follows as of the dates indicated:

	December 31, 2016	September 30, 2016	December 31, 2015	September 30, 2015	% Change Dec. 2016 vs. Sept. 2016	% Change Dec. 2016 vs. Dec. 2015
	(in billions)
Total PCG assets under administration	$585.6	$574.1	$473.1	$453.3	2%	24%
PCG assets in fee-based accounts	$240.2	$231.0	$190.0	$179.4	4%	26%

Total PCG assets under administration increased 24% over December 31, 2015, resulting from our third quarter 2016 acquisitions of Alex. Brown and 3Macs, which resulted in a combined $50 billion of client asset inflows as of their respective acquisition closing dates, net client inflows attributable to strong financial advisor recruiting results and high levels of retention of our existing financial advisors as well as market appreciation. Total PCG assets in fee-based accounts increased 26% compared to December 31, 2015. Increased client assets under administration typically result in higher fee-based account revenues and mutual fund and annuity service fees. In periods where equity markets improve, assets under administration and client activity generally increase, thereby having a favorable impact on financial advisor productivity. Generally, assets under administration, client activity, and financial advisor productivity decline in periods where equity markets reflect downward trends. Higher client cash balances generally lead to increased interest income and account fee revenues, depending upon spreads realized in our client interest program and RJBDP.

The following table presents a summary of PCG financial advisors as of the dates indicated:

	December 31, 2016 (1)	September 30, 2016	December 31, 2015
Employees	2,985	3,098	2,771
Independent Contractors	4,143	4,048	3,916
Total advisors	7,128	7,146	6,687

(1)
During the period ended December 31, 2016, we refined the criteria to determine our financial advisor population, which resulted in a decrease in our previously reported counts of approximately 100 advisors as of our date of adoption. The impact of the change in our methodology did not have a significant impact on the prior periods, and thus we have not revised the number of financial advisors reported in prior periods.

Quarter ended December 31, 2016 compared with the quarter ended December 31, 2015 – Private Client Group

Net revenues increased $168 million, or 19%, to $1.04 billion. Pre-tax income increased $4 million, or 6%, to $73 million. PCG’s pre-tax margin on net revenues decreased to 7.1% as compared to the prior year quarter’s 7.9%.

Securities commissions and fees increased $129 million, or 18%.  A significant portion of this increase results from the Alex. Brown and 3Macs acquisitions completed late in fiscal year 2016. Revenues earned on fee-based accounts increased $101 million, or 27%, commissions on equity products increased $18 million, or 29%, new issue sales credits increased $7 million, or 71%, and commissions on fixed income products increased $6 million, or 25%. Offsetting these increases, commissions on mutual funds decreased $3 million, or 2%. Client assets under administration increased to $585.6 billion, an increase of $112.5 billion, or 24%, compared to December 31, 2015. The year over year increase in client assets was driven not only by the Alex. Brown and 3Macs acquisitions but also by positive net inflows generated by financial advisor retention and successful recruiting results as well as market appreciation.

Total account and service fees increased $33 million, or 28%. The majority of this increase was due to client account and service fees, which increased $25 million, or 53%, primarily due to an increase in RJBDP fees resulting from increased average balances in the program in addition to a full quarter’s impact of the December 2015 interest rate increase of 25 basis points and, to a lesser extent, the mid-December 2016 interest rate increase of 25 basis points.

Total segment revenues increased 19%. The portion of total segment revenues that we consider to be recurring is approximately 78% at December 31, 2016, an increase from 76% at December 31, 2015.  Recurring commission and fee revenues include asset-based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund and annuity service fees, fees earned on funds in our multi-bank sweep program, and interest. Assets in fee-based accounts at December 31, 2016 increased compared to the prior year by a percentage greater than the percentage increases for total PCG client assets as clients continue to elect fee-based alternatives versus traditional transaction-based accounts. At December 31, 2016, such assets were $240.2 billion, an increase of 26% compared to the $190 billion as of December 31, 2015.

Index

Net interest income in the PCG segment increased $7 million, or 33%. Average customer cash balances and the related segregated asset balances increased compared to the prior year quarter. In addition to a full quarter’s impact of the December 2015 interest rate increase of 25 basis points and, to a lesser extent, the mid-December 2016 interest rate increase of 25 basis points, the net interest earned on these segregated asset balances also increased. Average client margin interest rates decreased compared to the prior year quarter but the negative impact on net interest was partially offset by an increase in average balances outstanding.

Non-interest expenses increased $164 million, or 20%.  Sales commission expense increased $103 million, or 19%, in line with the 18% increase in commission and fee revenue. Administrative and incentive compensation and benefits expense increased $28 million, or 19%, resulting from annual increases in salary expenses, increases in employee benefit plan costs and additional staffing levels, primarily in PCG operations and information technology functions, to support our continued growth. Occupancy and equipment expenses increased $4 million, or 13%, due to additional office related expenses relating to the acquisition of Alex. Brown. Clearance and other expense increased $32 million, or 129%, primarily resulting from an increase in legal expense, most of which is related a single matter. Offsetting the increases, business development expense decreased $3 million, or 10%, due to lower incoming account transfer fee expenses as well as decreases in conference and other travel-related expenses.

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the periods indicated:

	Three months ended December 31,
	2016	% change	2015
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$64,319	8%	$59,390
Fixed income	75,374	5%	71,633
Sub-total institutional sales commissions	139,693	7%	131,023
Equity underwriting fees	14,509	51%	9,622
Merger & acquisition and advisory fees	27,174	(12)%	30,790
Fixed income investment banking	8,478	(1)%	8,599
Tax credit funds syndication fees	11,126	33%	8,389
Investment advisory fees	5,223	(35)%	7,985
Net trading profit	19,319	(7)%	20,790
Interest	6,474	12%	5,787
Other	4,986	(17)%	5,993
Total revenues	236,982	3%	228,978
Interest expense	(3,966)	41%	(2,811)
Net revenues	233,016	3%	226,167

Non-interest expenses:
Sales commissions	50,973	3%	49,569
Admin & incentive compensation and benefit costs	102,867	7%	96,276
Communications and information processing	17,647	2%	17,386
Occupancy and equipment	8,455	1%	8,375
Business development	9,602	(12)%	10,856
Losses and non-interest expenses of real estate partnerships held by consolidated VIEs	1,796	134%	769
Clearance and all other	22,337	24%	18,057
Total non-interest expenses	213,677	6%	201,288
Income before taxes and including noncontrolling interests	19,339	(22)%	24,879
Noncontrolling interests	(2,105)		(289)
Pre-tax income excluding noncontrolling interests	$21,444	(15)%	$25,168

Index

For an overview of our Capital Markets segment operations, refer to the information presented in Item 1, Business, on pages 6 - 7 of our 2016 Form 10-K, as well as the description of the key factors impacting our Capital Markets segment results of operations discussed on pages 48 - 50 of our 2016 Form 10-K.

Quarter ended December 31, 2016 compared with the quarter ended December 31, 2015 – Capital Markets

Net revenues increased $7 million, or 3%, to $233 million. Pre-tax income decreased $4 million, or 15%, to $21 million.

Commission revenues increased $9 million, or 7%. Institutional equity sales commissions increased $5 million, or 8%, resulting from improved equity market conditions during the current period. Institutional fixed income commissions increased $4 million, or 5%, in the volatile interest rate environment following the election in November.

Equity underwriting fees increased $5 million, or 51%, with the increase primarily occurring in our domestic operations. The total number of both lead-managed and co-managed underwritings increased over the prior period level. The revenues from our Canadian operations continued to be subdued as market conditions in Canada remain sluggish, continuing to reflect the adverse market conditions which existed throughout the prior year period.

We experienced continued solid performance in our public finance underwritings in the current period, which impact both our securities commissions and fee revenues and our investment banking revenues. The combined revenues resulting from these public finance business activities approximated the prior period level.

Our tax credit fund syndication business continues to perform well with an increase in the number of commitments and closings, generating a $3 million, or 33%, increase in fees.

Merger and acquisition and advisory fees decreased $4 million, or 12%, due to lower volume of merger and acquisition activity in the current quarter versus the prior year quarter. Merger and acquisition and advisory fees are a volatile revenue source in general, and in the current quarter, the number of merger and acquisition transactions was low.

Our net trading profit decreased $1 million, or 7%, reflecting the continuation of solid overall results.

Non-interest expenses increased $12 million, or 6%.  Administrative and incentive compensation and benefits expenses increased $7 million, or 7%, as compared to the prior year period primarily resulting from higher costs associated with personnel. Our Clearance and all other expenses increased $4 million, or 24%, primarily due to a higher volume of trades, as reflected by the increase in institutional sales commissions.

Index

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the periods indicated:

	Three months ended December 31,
	2016	% change	2015
	($ in thousands)
Revenues:
Investment advisory and related administrative fees:
Managed programs	$76,308	11%	$68,513
Non-discretionary asset-based administration	21,194	21%	17,559
Sub-total investment advisory and related administrative fees	97,502	13%	86,072
Other	16,594	17%	14,166
Total revenues	114,096	14%	100,238

Expenses:
Admin & incentive compensation and benefit costs	27,682	—	27,616
Communications and information processing	6,671	—	6,659
Occupancy and equipment	1,160	3%	1,128
Business development	2,313	(15)%	2,729
Investment sub-advisory fees	17,384	27%	13,738
Other	15,770	12%	14,031
Total expenses	70,980	8%	65,901
Income before taxes and including noncontrolling interests	43,116	26%	34,337
Noncontrolling interests	1,207		971
Pre-tax income excluding noncontrolling interests	$41,909	26%	$33,366

For an overview of our Asset Management segment operations, refer to the information presented in Item 1, Business, on page 8 of our 2016 Form 10-K, as well as the description of the key factors impacting our Asset Management segment results of operations discussed on pages 51 - 53 of our 2016 Form 10-K.

Managed Programs

As of December 31, 2016, approximately 80% of investment advisory and related administrative fees recorded in this segment are earned from assets held in managed programs.  Of these revenues, approximately 70% of such fees recorded in each quarter are determined based on balances at the beginning of a quarter, approximately 15% are based on balances at the end of the quarter and the remaining 15% are computed based on average assets throughout the quarter.

The following table reflects fee-billable financial assets under management in managed programs at the dates indicated:

	December 31, 2016	September 30, 2016	December 31, 2015	September 30, 2015
	(in millions)
Financial assets under management:
Eagle Asset Management, Inc. (1)	$27,787	$27,235	$26,220	$25,692
Freedom accounts (2)	25,291	24,136	21,254	20,188
Raymond James Consulting Services (3)	19,660	18,883	14,201	13,484
Unified Managed Accounts (“UMA”) (4)	10,639	10,389	9,070	8,613
All other	1,080	1,086	1,094	1,116
Sub-total financial assets under management	84,457	81,729	71,839	69,093
Less: Assets managed for affiliated entities	(4,805)	(4,744)	(4,024)	(3,916)
Total financial assets under management	$79,652	$76,985	$67,815	$65,177

The text of the footnotes in the above table are on the following page.

Index

The text of the footnotes to the table on the previous page are as follows:

(1)	Accounts by which Eagle portfolio managers are engaged to manage clients’ assets with investment decisions made by the Eagle portfolio manager.

(2)	Accounts that provide the client a choice between mutual funds, exchange traded funds or a combination of both with investment decisions made by an in-house investment committee.

(3)	Accounts by which in-house or third-party portfolio managers are engaged to manage clients’ assets with investment decisions made by such portfolio manager.

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

The following table summarizes the activity impacting the total financial assets under management in managed programs (including activity in assets managed for affiliated entities) for the periods indicated:

	Three months ended December 31,
	2016	2015
	(in millions)
Financial assets under management at beginning of period	$81,729	$69,093
Net inflows of client assets	1,984	738
Net market appreciation in asset values	744	2,008
Financial assets under management at end of period	$84,457	$71,839

Non-discretionary asset-based programs

As of December 31, 2016, approximately 20% of investment advisory and related administrative fee revenues recorded in this segment are earned for administrative services on assets held in certain non-discretionary asset-based programs. These assets totaled $123.9 billion, $119.3 billion, and $96.4 billion as of December 31, 2016, September 30, 2016 and December 31, 2015, respectively. The majority of administrative fees associated with these programs are determined based on balances at the beginning of the quarter, and are reflected within “non-discretionary asset-based administration” revenues in this segment’s results of operations.

Quarter ended December 31, 2016 compared with the quarter ended December 31, 2015 – Asset Management

Revenues increased $14 million, or 14%, to $114 million. Pre-tax income increased $9 million, or 26%, to $42 million.

Total investment advisory and related administrative fee revenues increased $11 million, or 13%. Advisory fee revenues arising from managed programs increased $8 million, or 11%, and fee revenues on non-discretionary asset-based administration activities increased $4 million, or 21%, both resulting from the increases in assets held by such programs over the prior year level. Assets under management were positively impacted by the acquisition of Alex. Brown in addition to financial advisor recruiting.

Other income increased $2 million, or 17%, in part resulting from Raymond James Trust, N. A. (“RJ Trust”) which generated an increase in trust fee income arising from their 33% increase in trust assets from the prior year level to $5.11 billion as of December 31, 2016.

Expenses increased by approximately $5 million, or 8%, primarily resulting from a $4 million, or 27%, increase in investment sub-advisory fees resulting from the increase in assets in sub-advised managed programs.

Index

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the periods indicated:

	Three months ended December 31,
	2016	% change	2015
	($ in thousands)
Revenues:
Interest income	$140,774	27%	$110,518
Interest expense	(6,502)	50%	(4,330)
Net interest income	134,272	26%	106,188
Other income	3,743	70%	2,208
Net revenues	138,015	27%	108,396

Non-interest expenses:
Compensation and benefits	7,724	12%	6,892
Communications and information processing	1,867	4%	1,800
Occupancy and equipment	351	18%	297
Loan loss provision (benefit)	(1,040)	(107)%	13,910
FDIC insurance premiums	4,260	19%	3,581
Affiliate deposit account servicing fees	11,653	16%	10,040
Other	9,079	51%	6,011
Total non-interest expenses	33,894	(20)%	42,531
Pre-tax income	$104,121	58%	$65,865

For an overview of our RJ Bank segment operations, refer to the information presented in Item 1, Business, on page 9 of our 2016 Form 10-K, as well as the description of the key factors impacting our RJ Bank segment results of operations discussed on page 54 of our 2016 Form 10-K.

Index

The following tables present certain credit quality trends for loans held by RJ Bank:

	Three months ended December 31,
	2016	2015
	(in thousands)
Net loan (charge-offs)/recoveries:
C&I loans	$(3,389)	$(267)
CRE loans	5,013	—
Residential mortgage loans	(22)	(57)
SBL	—	1
Total	$1,602	$(323)

	December 31, 2016	September 30, 2016
	(in thousands)
Allowance for loan losses:
Loans held for investment:
C&I loans	$132,905	$137,701
CRE construction loans	2,103	1,614
CRE loans	39,532	36,533
Tax-exempt loans	4,493	4,100
Residential mortgage loans	13,639	12,664
SBL	5,008	4,766
Total	$197,680	$197,378

Nonperforming assets:
Nonperforming loans:
C&I loans	$24,762	$35,194
CRE loans	—	4,230
Residential mortgage loans:
Residential first mortgage	39,672	41,746
Home equity loans/lines	36	37
Total nonperforming loans	64,470	81,207
Other real estate owned:
Residential:
Residential first mortgage	4,657	4,497
Total other real estate owned	4,657	4,497
Total nonperforming assets	$69,127	$85,704
Total nonperforming assets as a % of RJ Bank total assets	0.38%	0.50%

Total loans:
Loans held for sale, net(1)	$202,201	$214,286
Loans held for investment:
C&I loans	7,551,840	7,470,373
CRE construction loans	132,560	122,718
CRE loans	2,666,518	2,554,071
Tax-exempt loans	859,038	740,944
Residential mortgage loans	2,653,537	2,441,569
SBL	2,001,595	1,904,827
Net unearned income and deferred expenses	(40,857)	(40,675)
Total loans held for investment(1)	15,824,231	15,193,827
Total loans(1)	$16,026,432	$15,408,113

(1)	Net of unearned income and deferred expenses.

Index

The following table presents RJ Bank’s allowance for loan losses by loan category:

	December 31, 2016		September 30, 2016
	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable
Domestic loans:	($ in thousands)
Loans held for sale	$—	1%	$—	1%
C&I loans	116,856	40%	123,459	42%
CRE construction loans	2,103	1%	1,452	1%
CRE loans	33,025	14%	30,809	14%
Tax-exempt loans	4,493	5%	4,100	5%
Residential mortgage loans	13,630	17%	12,655	16%
SBL	5,006	13%	4,764	12%
Foreign loans	22,567	9%	20,139	9%
Total	$197,680	100%	$197,378	100%

Information on foreign assets held by RJ Bank:

Changes in the allowance for loan losses with respect to loans RJ Bank has made to borrowers who are not domiciled in the U.S. are as follows:

	Three months ended December 31,
	2016	2015
	(in thousands)
Allowance for loan losses attributable to foreign loans, beginning of period:	$20,139	$26,174
Provision (benefit) for loan losses - foreign loans	2,688	(3,731)
Net charge-offs - foreign loans	—	—
Foreign currency translation adjustment	(260)	(385)
Allowance for loan losses attributable to foreign loans, end of period	$22,567	$22,058

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

	Deposits with other banks	C&I loans	CRE loans	Residential mortgage loans	SBL	Total cross-border outstandings (1)
	(in thousands)
December 31, 2016

Canada	$86,482	$415,904	$125,360	$535	$307	$628,588

September 30, 2016

Canada	$36,843	$367,258	$109,577	$540	$311	$514,529

(1)	Excludes any hedged, non-U.S. currency amounts.

Index

Quarter ended December 31, 2016 compared with the quarter ended December 31, 2015 – RJ Bank

Net revenues increased $30 million, or 27%, to $138 million. Pre-tax income increased $38 million, or 58%, to $104 million.

The increase in pre-tax income was primarily attributable to a $30 million, or 27%, increase in net revenues, and a decrease of $15 million, or 107%, in the provision for loan losses, offset by a $6 million, or 22%, increase in non-interest expenses (excluding provision for loan losses). The increase in net revenues was attributable to a $28 million increase in net interest income and a $2 million increase in other income.

The $28 million increase in net interest income was the result of a $3 billion increase in average interest-earning banking assets and an increase in the net interest margin. The increase in average interest-earning banking assets was driven by a $2.1 billion increase in average loans and an increase of $887 million in average cash and investments. The increase in average loans was comprised of a $1.2 billion, or 12%, increase in average corporate loans, a $517 million, or 25%, increase in average residential mortgage loans, and a $396 million, or 25%, increase in average SBL balances. The net interest margin increased to 3.06% from 2.90% due to an increase in the average interest-earning banking assets yield, which was partially offset by an increase in total cost of funds. The increase in the yield of the average interest-earning banking assets to 3.21% from 3.02% was the result of an increase in the loan portfolio yield to 3.47% from 3.17%, partially offset by the impact of the increase in lower-yielding average cash balances. The increase in the loan portfolio yield was due to significant corporate loan growth, higher corporate loan fee income and to a lesser extent an increase in interest rates. The total cost of funds increased to 0.16% from 0.13% due to an increase in deposit and borrowing costs, which includes additional expense from our interest rate hedging activities. Borrowing costs increased to 1.94% from 1.44%.

Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $2.9 billion to $16 billion.

The decrease in the provision for loan losses as compared to the prior year was primarily due to the current period reflecting a net benefit from the resolution of certain corporate criticized loans. Also, the prior period reflected an additional $5 million provision for criticized loans outstanding in the energy sector, which did not recur in the current period. The provision for loan losses also reflects improved credit characteristics such as the continued decline in residential mortgage loan delinquencies and nonperforming loans.
Non-interest expenses (excluding provision for loan losses) increased $6 million as compared to the prior year quarter. This increase included a $2 million increase in affiliate deposit account servicing fees due to an increase in client accounts and a $1 million increase in FDIC insurance premiums resulting from the increase in deposit balances. Other increases in non-interest expense included a $1 million increase in compensation and benefits resulting from annual salary increases and additional staffing levels, primarily in mortgage banking operations, a $1 million increase in expense related to the reserve for unfunded lending commitments, and a $1 million increase in SBL affiliate fees due to increased SBL balances.

Index

The following table presents average balance, interest income and expense, the related interest yields and rates, and interest spreads for RJ Bank for the periods indicated:

	Three months ended December 31,
	2016			2015
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income (1)
Loans held for sale	$180,052	$1,261	2.81%	$164,979	$1,162	3.03%
Loans held for investment:
Domestic:
C&I loans	6,388,176	60,409	3.72%	6,080,594	52,929	3.41%
CRE construction loans	116,665	1,357	4.55%	128,730	1,422	4.32%
CRE loans	2,189,731	19,394	3.47%	1,773,571	11,481	2.53%
Tax-exempt loans (2)	808,160	5,246	3.99%	516,615	3,434	4.09%
Residential mortgage loans	2,556,809	18,546	2.84%	2,040,051	14,969	2.87%
SBL	1,950,749	15,379	3.08%	1,553,566	11,235	2.83%
Foreign:
C&I loans	1,089,301	10,897	3.91%	936,645	8,297	3.47%
CRE construction loans	15,841	148	3.66%	41,491	326	3.07%
CRE loans	360,183	2,860	3.11%	320,160	2,312	2.83%
Residential mortgage loans	2,265	18	3.15%	2,152	16	2.90%
SBL	895	10	4.53%	1,923	18	3.66%
Total loans, net	15,658,827	135,525	3.47%	13,560,477	107,601	3.17%
Agency MBS	821,904	2,732	1.33%	340,367	1,095	1.29%
Non-agency CMOs	50,955	345	2.71%	74,545	464	2.49%
Cash	905,877	1,244	0.54%	511,418	336	0.26%
FHLB stock, Federal Reserve Bank of Atlanta (“FRB”) stock, and other	171,818	928	2.14%	137,608	1,022	2.95%
Total interest-earning banking assets	17,609,381	$140,774	3.21%	14,624,415	$110,518	3.02%
Non-interest-earning banking assets:
Allowance for loan losses	(196,895)			(172,883)
Unrealized loss on available for sale securities	(5,138)			(3,905)
Other assets	358,673			253,736
Total non-interest-earning banking assets	156,640			76,948
Total banking assets	$17,766,021			$14,701,363
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$303,243	$1,135	1.48%	$359,583	$1,448	1.60%
Money market, savings, and NOW accounts	14,888,763	2,156	0.06%	11,983,346	751	0.02%
FHLB advances and other	796,174	3,211	1.58%	743,044	2,131	1.12%
Total interest-bearing banking liabilities	15,988,180	$6,502	0.16%	13,085,973	$4,330	0.13%
Non-interest-bearing banking liabilities	86,936			69,642
Total banking liabilities	16,075,116			13,155,615
Total banking shareholder’s equity	1,690,905			1,545,748
Total banking liabilities and shareholder’s equity	$17,766,021			$14,701,363
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,621,201	$134,272		$1,538,442	$106,188
Bank net interest:
Spread			3.05%			2.89%
Margin (net yield on interest-earning banking assets)			3.06%			2.90%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			110.14%			111.76%
Annualized return on average:
Total banking assets			1.52%			1.20%
Total banking shareholder’s equity			15.99%			11.40%
Average equity to average total banking assets			9.52%			10.51%
The text of the footnotes in the above table are on the following page.

Index

Explanation of the footnotes to the table on the preceding page:

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended December 31, 2016 and 2015 was $9 million and $4 million, respectively.

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
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale	$106	$(7)	$99
Loans held for investment:
Domestic:
C&I loans	2,677	4,803	7,480
CRE construction loans	(133)	68	(65)
CRE loans	2,694	5,219	7,913
Tax-exempt loans	1,938	(126)	1,812
Residential mortgage loans	3,792	(215)	3,577
SBL	2,872	1,272	4,144
Foreign:
C&I loans	1,352	1,248	2,600
CRE construction loans	(202)	24	(178)
CRE loans	289	259	548
Residential mortgage loans	1	1	2
SBL	(10)	2	(8)
Agency MBS	1,549	88	1,637
Non-agency CMOs	(147)	28	(119)
Cash	259	649	908
FHLB stock, FRB stock, and other	254	(348)	(94)
Total interest-earning banking assets	17,291	12,965	30,256

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	(227)	(86)	(313)
Money market, savings and NOW accounts	182	1,223	1,405
FHLB advances and other	152	928	1,080
Total interest-bearing banking liabilities	107	2,065	2,172
Change in net interest income	$17,184	$10,900	$28,084

Index

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the periods indicated:

	Three months ended December 31,
	2016	% change	2015
	($ in thousands)
Revenues:
Interest income	$4,688	70%	$2,761
Investment advisory fees	484	(4)%	505
Other	10,287	807%	1,134
Total revenues	15,459	251%	4,400

Interest expense	(25,102)	(31)%	(19,178)
Net revenues	(9,643)	35%	(14,778)

Non-interest expenses:
Compensation and other	10,109	35%	7,499
Acquisition-related expenses	12,666	577%	1,872
Total non-interest expenses	22,775	143%	9,371
Loss before taxes and including noncontrolling interests	(32,418)	(34)%	(24,149)
Noncontrolling interests	2,035		1,052
Pre-tax loss excluding noncontrolling interests	$(34,453)	(37)%	$(25,201)

This segment includes our principal capital and private equity activities as well as certain corporate overhead costs of RJF including the interest cost on our public debt, and the acquisition costs associated with certain acquisitions including acquisition costs associated with our fiscal year 2016 acquisitions of Mummert, Alex. Brown, and 3Macs (see Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information).

Quarter ended December 31, 2016 compared with the quarter ended December 31, 2015 – Other

The pre-tax loss generated by this segment increased by approximately $9 million, or 37%.

Total revenues in this segment increased $11 million, or 251%, most of which is comprised of an increase in our other revenues of $9 million, or 807%. Other revenues include gains or losses (both realized and unrealized) arising from our private equity portfolio, which increased $9 million compared to the prior year period.

Interest expense incurred on our senior notes increased by $6 million, or 29%, as the outstanding balance increased compared to the prior year due to the July 2016 issuances of $800 million in senior notes, offset by the April 2016 maturity and repayment of $250 million of senior notes.

The acquisition-related expenses (including legal and travel-related expense) in the current period pertain to certain incremental expenses incurred in connection with our fiscal year 2016 acquisitions of Alex. Brown and 3Macs. See Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the components of these expenses.

The portion of revenue attributable to noncontrolling interests increased $1 million as a larger portion of the gains generated in the private equity portfolio in the current period were attributable to others.

Index

Certain statistical disclosures by bank holding companies

As a financial holding company, we are required to provide certain statistical disclosures by bank holding companies pursuant to the Securities and Exchange Commission’s Industry Guide 3.  Certain of those disclosures are as follows for the periods indicated:

	For the three months ended December 31,
	2016	2015 (1)

RJF return on assets (2)	1.9%	1.6%
RJF return on equity (3)	11.7%	9.3%
Equity to assets (4)	16.3%	17.9%
Dividend payout ratio(5)	22.0%	27.4%

(1)	Recomputed after the impact of the deconsolidation of certain VIEs (see Note 1 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the deconsolidation).

(2)
Computed as net income attributable to RJF for the period indicated, divided by average assets (the sum of total assets at the beginning and end of the period, divided by two) the product of which is then annualized.

(3)
Computed by utilizing the net income attributable to RJF for the period indicated, divided by the average equity attributable to RJF (computed by adding the total equity attributable to RJF as of the date indicated plus the prior quarter-end total, divided by two). The result is then annualized.

(4)
Computed as average equity (the sum of total equity at the beginning and end of the period, divided by two), divided by average assets (the sum of total assets at the beginning and end of the period, divided by two).

(5)	Computed as dividends declared per common share during the period as a percentage of diluted earnings per common share.

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

Cash provided by operating activities during the three months ended December 31, 2016 was $808 million. Cash generated by successful operating results over the period resulted in a $236 million increase in cash.

Increases in cash from operations include:

•	A $1.02 billion decrease in assets segregated pursuant to regulations and other segregated assets, primarily resulting from the decrease in client cash balances described below.

•	Securities trading inventories decreased $193 million.

•	Securities purchased under agreements to resell, net of securities sold under agreements to repurchase, decreased $122 million.

•	A decrease in our brokerage client receivables and other receivables of $91 million.

•	Prepaid expenses and other assets decreased $86 million.

•	Proceeds from sales and securitizations of loans held for sale, net of purchases and originations, resulted in a $35 million increase.

Index

Offsetting these, decreases in cash used in operations resulted from:

•	A decrease of $508 million in brokerage client payables and other accounts payable, in part, reflecting a decrease in client cash balances in our client interest program.

•	Stock loan, net of stock borrowed decreased $233 million.

•	Accrued compensation, commissions and benefits decreased $218 million, primarily resulting from the annual payment of certain incentive awards.

•	Loans to financial advisors, net of repayments increased resulting in the use of $14 million in cash to fund loans as a result of strong recruiting results.

Investing activities resulted in the use of $1.11 billion of cash during the three months ended December 31, 2016.

The primary investing activities were:

•	An increase in bank loans used $728 million.

•	Purchases of available for sale investments held at RJ Bank, net of proceeds from maturations, repayments and sales within the portfolio, used $313 million.

•
We used $79 million to fund property investments. Of this total, $52 million results from our December 2016 purchase of three office buildings providing 300,000 square feet in total additional office space capacity, which are located adjacent to our existing corporate headquarters in St. Petersburg, Florida. We believe that this additional office space provides us the capacity we need to support our expected growth for five to ten years.

•	Other investments provided $17 million.

Financing activities provided $1.20 billion of cash during the three months ended December 31, 2016.

Increases in cash from financing activities resulted from:

•	RJ Bank deposit balances provided $927 million.

•	Proceeds of $208 million from a net increase in our short-term borrowings.

•	Proceeds of $100 million from FHLB borrowings.

•	Proceeds from the exercise of stock options and employee stock purchases provided $24 million.

Offsetting these, decreases in cash from financing activities resulted from:

•	Payment of dividends to our shareholders of $31 million.

•	Purchases of treasury stock of $26 million, most of which resulting from the repurchase of shares when employees surrender shares as payment for option exercises or withholding taxes.

The effect of currency exchange rates on our cash balances has resulted in a $26 million decrease in our U.S. dollar denominated cash balance during the three months ended December 31, 2016. This effect is primarily attributable to cash balances we have that are denominated in Canadian currency. The Canadian dollar to U.S. dollar exchange rate decreased 2% since September 30, 2016, which has a negative impact on this measure, the amount of our cash balance denominated in Canadian currency also increased during the period.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities, should provide adequate funds for continuing operations at current levels of activity.

Index

Sources of Liquidity

Approximately $1.16 billion of our total December 31, 2016 cash and cash equivalents (a portion of which resides in a deposit account at RJ Bank) was available to us without restrictions. The cash and cash equivalents held were as follows:

Cash and cash equivalents:	December 31, 2016
	(in thousands)
RJF	$423,413	(1) (2)
RJ&A	993,870	(2)
RJ Bank	394,170
RJ Ltd.	389,069
RJFS	119,440
RJFSA	36,065
Other subsidiaries	172,248
Total cash and cash equivalents	$2,528,275

(1)
RJF maintains a depository account at RJ Bank which has a balance of $398 million as of December 31, 2016. This cash balance is reflected in the RJF total, and is excluded from the RJ Bank total, since this balance is available to RJF on-demand and without restriction.

(2)
RJF has loaned $759 million to RJ&A as of December 31, 2016 (such amount is included in the RJ&A cash balance presented in this table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

In addition to the cash balances described above, we have other various potential sources of liquidity which are described as follows.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A and RJ Bank.

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from client transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At December 31, 2016, RJ&A significantly exceeded both the minimum regulatory and its financing covenants net capital requirements. At that date, RJ&A had excess net capital of approximately $509 million, of which approximately $175 million is available for dividend while still maintaining the internally targeted net capital ratio of 15% of aggregate debit items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without Financial Industry Regulatory Authority (“FINRA”) approval.

RJ Bank may pay dividends to the parent company without the prior approval of its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted capital to risk-weighted assets ratios. At December 31, 2016, RJ Bank had approximately $169 million of capital in excess of the amount it would need at December 31, 2016 to maintain its targeted total capital to risk-weighted assets ratio of 12.5%, and could pay a dividend of such amount without requiring prior approval of its regulator.

Although we have liquidity available to us from our other subsidiaries, the available amounts are not as significant as the amounts described above, and in certain instances may be subject to regulatory requirements.

Index

Borrowings and Financing Arrangements

The following table presents our financing arrangements with third party lenders that we generally utilize to finance a portion of our fixed income securities trading instruments held, and the outstanding balances related thereto, as of December 31, 2016:

	RJ&A(1)	RJ Ltd.		RJF	Total	Total number of arrangements
	($ in thousands)
Financing arrangement:
Committed secured (2)	$200,000	$—		$—	$200,000	2
Committed unsecured	—	—		300,000	300,000	1
Uncommitted secured(2)(3)	1,950,000	33,790	(4)	—	1,983,790	7
Uncommitted unsecured(2)(3)	350,000	—		50,000	400,000	6
Total financing arrangements	$2,500,000	$33,790		$350,000	$2,883,790	16

Outstanding borrowing amount:
Committed secured (2)	$30,000	$—		$—	$30,000
Committed unsecured	—	—		—	—
Uncommitted secured(2)(3)(5)	381,778	—		—	381,778
Uncommitted unsecured(2)(3)	—	—		—	—
Total outstanding borrowing amount	$411,778	$—		$—	$411,778

(1)	We generally utilize the RJ&A facilities to finance a portion of our fixed income securities trading instruments.

(2)	Our ability to borrow is dependent upon compliance with the conditions in the various committed loan agreements and collateral eligibility requirements.

(3)	Lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

(4)
This financing arrangement is primarily denominated in Canadian dollars, amounts presented in the table have been converted to U.S. dollars at the currency exchange rate in effect as of December 31, 2016.

(5)	As of December 31, 2016, we had outstanding borrowings under six uncommitted secured borrowing arrangements with lenders.

The committed financing arrangements are in the form of tri-party repurchase agreements, or in the case of the RJF Credit Facility, an unsecured line of credit.  The uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit.

RJ Bank had $675 million in FHLB borrowings outstanding at December 31, 2016, comprised of floating-rate advances totaling $650 million and a $25 million fixed-rate advance, all of which are secured by a blanket lien on RJ Bank’s residential loan portfolio (see Note 11 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these borrowings). RJ Bank has an additional $1.1 billion in immediate credit available from the FHLB as of December 31, 2016 and total available credit of 30% of total assets, with the pledge of additional collateral to the FHLB.

RJ Bank is eligible to participate in the Board of Governors of the Federal Reserve System (the “Fed”) discount-window program; however, RJ Bank does not view borrowings from the Fed as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and would be secured by pledged C&I loans.

From time to time we purchase short-term securities under agreements to resell (“Reverse Repurchase Agreements”) and sell securities under agreements to repurchase (“Repurchase Agreements”).  We account for each of these types of transactions as collateralized financings with the outstanding balances on the Repurchase Agreements included in securities sold under agreements to repurchase. At December 31, 2016, collateralized financings outstanding in the amount of $203 million are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition included in this Form 10-Q. Of this total, outstanding balances on committed and uncommitted secured agreements (which are reflected in the table of financing arrangements above) were $30 million and $173 million as of December 31, 2016, respectively.  Such financings are generally collateralized by non-customer, RJ&A owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 140% of the amount financed.

Index

The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period end balances for Repurchase Agreements and Reverse Repurchase Agreements of RJF are as follows:

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended:	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
	(in thousands)
December 31, 2016	$219,095	$241,773	$203,378	$424,548	$445,646	$358,493
September 30, 2016	202,687	195,551	193,229	412,513	470,222	470,222
June 30, 2016	239,237	266,158	266,158	433,003	457,777	444,812
March 31, 2016	268,150	266,761	190,679	419,112	471,925	428,864
December 31, 2015	270,586	247,730	245,554	423,059	415,346	405,507

At December 31, 2016, in addition to the financing arrangements described above, we had $32 million outstanding on a mortgage loan for our St. Petersburg, Florida home-office complex, which we include in other borrowings in the Condensed Consolidated Statements of Financial Condition included in this Form 10-Q.

At December 31, 2016, we have senior notes payable of $1.70 billion. Our senior notes payable, exclusive of any unaccreted premiums or discounts and debt issuance costs, is comprised of $300 million par 8.60% senior notes due 2019, $250 million par 5.625% senior notes due 2024, $500 million par 3.625% senior notes due 2026, $350 million par 6.90% senior notes due 2042, and $300 million par 4.95% senior notes due 2046. See Note 17 pages 167 - 168 of our 2016 Form 10-K for additional information on our senior notes payable.

Our current senior long-term debt ratings are:

Rating Agency	Rating	Outlook
Standard & Poor’s Ratings Services (“S&P”)(1)	BBB	Positive
Moody’s Investors Service (“Moody’s”)(2)	Baa2	Positive

(1)	The S&P rating and outlook are as presented in their September 2016 report.

(2)	The Moody’s rating and outlook are as presented in their December 2016 report.

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

Should our credit rating be downgraded prior to a public debt offering it is probable that we would have to offer a higher rate of interest to bond holders.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable. A downgrade below investment grade could result in the termination of certain derivative contracts and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions (see Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information). A credit downgrade could create a reputational issue and could also result in certain counterparties limiting their business with us, result in negative comments by analysts and potentially impact investor perception of us, and resultantly impact our stock price and/or our clients’ perception of us. A credit downgrade would result in RJF incurring a higher commitment fee on any unused balance on one of its borrowing arrangements, the $300 million revolving credit facility, in addition to triggering a higher interest rate applicable to any borrowings outstanding on that line as of and subsequent to such downgrade. Conversely, an improvement in RJF’s current credit rating would have a favorable impact on the commitment fee as well as the interest rate applicable to any borrowings on such line. None of our credit agreements contain a condition or event of default related to our credit ratings.

Index

Other sources of liquidity

We own life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. The policies which we could readily borrow against have a cash surrender value of approximately $350 million as of December 31, 2016 and we are able to borrow up to 90%, or $315 million of the December 31, 2016 total, without restriction.   There are no borrowings outstanding against any of these policies as of December 31, 2016.

On May 22, 2015 we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune.

See the “contractual obligations” section below for information regarding our contractual obligations.

Impact on our liquidity from the announced redemption at par of certain senior notes

On February 6, 2017, we announced our intent to redeem all of our outstanding 6.90% Senior Notes due 2042, on March 15, 2017 (the “Redemption Date”). The aggregate principal amount outstanding of the 6.90% Senior Notes is $350 million. The redemption price on the Redemption Date will be equal to the principal, plus accrued and unpaid interest thereon to the Redemption Date. We intend to utilize available cash balances to fund this redemption, which will adversely impact our excess liquidity as of the Redemption Date.

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

Total assets of $31.7 billion at December 31, 2016 are approximately $182 million, or 1% greater than our total assets as of September 30, 2016. Our cash and cash equivalents balances increased $878 million; refer to the discussion of the components of this increase in the “Liquidity and Capital Resources” section within this Item 2. Net bank loans receivable increased $618 million primarily due to the growth of RJ Bank’s corporate loan portfolio during the current period. Our available for sale security portfolio increased by $304 million, as RJ Bank increased their investments in such securities during the period. Offsetting the increases, assets segregated pursuant to federal regulations (for the benefit of our clients) decreased $1.02 billion, in part due to a significant number of client accounts from the September 2016 Alex. Brown acquisition electing into our RJBDP program during the quarter. Our inventories of trading instruments decreased $249 million as we reduced our inventories of financial securities in the current period. The balance of derivative instruments associated with offsetting matched book positions decreased $123 million primarily as a result of the decrease in fair value of such derivatives. Brokerage client receivables from institutional clients decreased $113 million.

As of December 31, 2016, our total liabilities of $26.5 billion approximated our total liability balance as of September 30, 2016. Bank deposit liabilities increased $927 million as RJ Bank retained a higher portion of RJBDP balances to fund a portion of their increased securities portfolio and net loan growth. Other borrowings increased by $307 million as we increased our utilization of short-term financings to finance the securities trading inventory. Offsetting these increases, brokerage client payable balances decreased $417 million, reflecting a decrease in client cash balances in our client interest program (refer to the discussion of the decrease in assets segregated pursuant to federal regulations above). Stock loan balances decreased $249 million as a result of decreased activity at December 31, 2016 versus September 30, 2016. Accrued compensation, commissions and benefits decreased $215 million, primarily resulting from the annual payment of certain incentive compensation during the current period. Our payables to broker-dealers and clearing organizations decreased $148 million, primarily resulting from a number of large unsettled institutional trades as of the prior period end which did not recur. Derivative instruments associated with offsetting matched book positions decreased $123 million primarily as a result of the decrease in fair value of such derivatives.

Contractual obligations

As of December 31, 2016 and since September 30, 2016, there have been no material changes in our contractual obligations presented on pages 70 - 71 of our 2016 Form 10-K, other than in the ordinary course of business. See Note 15 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, for additional information regarding certain commitments as of December 31, 2016.

Index

Regulatory

The following discussion should be read in conjunction with the description of the regulatory framework applicable to the financial services industry and relevant to us as described in the Regulation section of Item 1 on pages 10 - 15 of our 2016 Form 10-K, and the Regulatory section on pages 71 - 72 of our 2016 Form 10-K.

We continue to maintain a number of private equity investments, some of which meet the definition of “covered funds” and therefore are subject to certain limitations under the covered funds provisions of the Volcker Rule. The amount of future investments of this nature that we may make will be limited in order to maintain compliance levels specified by the Volcker Rule. The extension of the conformance deadline to July 21, 2017 provides us additional time to realize the value of many of our investments in their due course and assess what we expect to remain in our portfolio at the conformance deadline in the context of the new regulations and execute appropriate strategies to be in conformance with the Volcker Rule at such time. Additionally, in its July 2016 announcement of the extension of the conformance deadline, the Fed indicated upon the application of a banking entity, the Fed is permitted to provide up to an additional five years to conform investments in certain illiquid funds, where the banking entity had a contractual commitment to invest in the fund as of May 1, 2010. As many of our investments meet the criteria to be considered an illiquid fund, we have submitted a request to extend the conformance period for many of our investments. This request complied with the December 9, 2016 guidance provided by the Fed in filing such extension requests.

Other than the preceding paragraph, there are no additional updates to any of the other applicable aspects of the regulatory environment which we conduct our businesses, as described on pages 10 - 15 of our 2016 Form 10-K.

See Note 19 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on regulatory and capital requirements.

Critical accounting estimates

The condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during any reporting period in our condensed consolidated financial statements. For a description of our accounting policies, see Note 2 of the Notes to the Consolidated Financial Statements on pages 108 - 127 of our 2016 Form 10-K, as well as Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

Valuation of financial instruments, investments and other assets

The use of fair value to measure financial instruments, with related gains or losses recognized in our Condensed Consolidated Statements of Income and Comprehensive Income, is fundamental to our financial statements and our risk management processes. See Note 2 on pages 110 - 116 of our 2016 Form 10-K for a discussion of our fair value accounting policies regarding financial instruments owned and financial instruments sold but not yet purchased. Since September 30, 2016, we have not implemented any material changes in the fair value accounting policies described therein during the period covered by this report.

“Trading instruments” and “available for sale securities” are reflected in the Condensed Consolidated Statements of Financial Condition in this Form 10-Q at fair value or amounts that approximate fair value. Unrealized gains and losses related to these financial instruments are reflected in our net income or our total comprehensive income, depending on the underlying purpose of the instrument.

As of December 31, 2016, 8% of our total assets and 2% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $224 million as of December 31, 2016 and represent 9% of our assets measured at fair value. Of the Level 3 assets as of December 31, 2016, our ARS positions comprise $129 million, or 58%, and our private equity investments not measured at NAV comprise $83 million, or 37%, of the total.  Level 3 assets represent 4% of total equity as of December 31, 2016.

Index

Financial instruments which are liabilities categorized as Level 3 amount to approximately $2 million as of December 31, 2016 and represent less than 1% of liabilities measured at fair value.

Our investments in private equity measured at NAV amount to $116 million at December 31, 2016.

See Notes 5, 6, 7 and 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our financial instruments.

Goodwill impairment

Goodwill, under GAAP, must be allocated to reporting units and tested for impairment at least annually. The annual goodwill impairment testing involves the application of significant management judgment, especially when estimating the fair value of its reporting units. For a discussion of our goodwill accounting policies, see Note 2 on pages 122 - 123 of our 2016 Form 10-K.

We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  We have elected December 31 as our annual goodwill impairment evaluation date. We performed our latest annual goodwill impairment testing during the quarter ended March 31, 2016. In that testing, we performed both a qualitative impairment assessment for certain of our reporting units and a quantitative impairment assessment for our two RJ Ltd. reporting units operating in Canada.

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

In the RJ Ltd. reporting unit testing, we elected to perform quantitative assessments for the two reporting units within RJ Ltd. that include an allocation of goodwill. Although GAAP provides the option to perform a qualitative analysis which may result in a conclusion that no quantitative analysis of the reporting unit equity value is required, for this year’s annual goodwill testing of our two RJ Ltd. reporting units, we elected to perform a quantitative analysis. In these analyses, we make significant assumptions and estimates about the extent and timing of future cash flows and discount rates, as well as utilize data from peer group companies to assess the equity value of each RJ Ltd. reporting unit. Based upon the outcome of our quantitative assessments, we concluded there was no impairment of goodwill. The fair value of the equity of the RJ Ltd. PCG reporting unit was substantially in excess of its book carrying value, which includes goodwill. However, primarily as a result of the unfavorable impacts of the prolonged commodity recession in Canada on our business, most specifically impacting the natural resources sector of that economy, the fair value of the equity of the RJ Ltd. ECM reporting unit is not substantially in excess of its book carrying value, which includes goodwill. The RJ Ltd. ECM reporting unit goodwill balance was $16.9 million as of December 31, 2015, and we estimated that the excess of the fair value of the reporting unit over its carrying value including goodwill approximated 10% at such time. The equity market conditions in Canada have not improved significantly since the date of our latest goodwill impairment testing. Depending upon how this recent activity impacts our near and long-term projections, an impairment charge of some portion, or perhaps all, of such goodwill could occur.

Loss provisions

Refer to the discussion of loss provisions in Item 7 on page 78 of our 2016 Form 10-K.

Loss provisions arising from legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 on page 123 of our 2016 Form 10-K. In addition, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding legal and regulatory matter contingencies as of December 31, 2016.

Index

Loss provisions arising from operations of our Broker-Dealers

The recorded amount of liabilities associated with brokerage client receivables and loans to financial advisors and certain key revenue producers, is subject to significant management judgment. See Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the allowance for doubtful accounts associated with loans to financial advisors as of December 31, 2016.

Loan loss provisions arising from operations of RJ Bank

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio. See the discussion regarding RJ Bank’s methodology in estimating its allowance for loan losses in Item 7A - Credit Risk, on pages 88 - 92 of our 2016 Form 10-K.

At December 31, 2016, the amortized cost of all RJ Bank loans was $16.03 billion and an allowance for loan losses of $198 million was recorded against that balance. The total allowance for loan losses is equal to 1.25% of the amortized cost of the loan portfolio.

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

Income taxes

For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see the income taxes section of Item 7 on page 78 of our 2016 Form 10-K.

Effective October 1, 2016, we adopted new accounting guidance related to simplifying certain aspects of accounting for stock compensation which directly impacted our income tax expense for the three months ended December 31, 2016. See Notes 1 and 14 in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on our adoption of this new accounting guidance.

Effects of recently issued accounting standards, and accounting standards not yet adopted

In May 2014, the FASB issued new guidance regarding revenue recognition. The new guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also provides guidance on accounting for certain contract costs and requires additional disclosures. This new revenue recognition guidance, including subsequent amendments, is first effective for our financial report covering the quarter ending December 31, 2018. Although, early adoption is permitted for fiscal years beginning after December 15, 2016, we do not currently plan to early adopt. Upon adoption, we may use either a full retrospective or a modified retrospective approach with respect to presentation of comparable periods prior to the effective date. We are still evaluating which transition approach to use. We are also still evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

In June 2014, the FASB issued amended guidance for the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance requires that a performance target that affects vesting of an award and that could be achieved after the requisite service period be treated as a performance condition. This new guidance is first effective for this interim financial report covering the quarter ending December 31, 2016. The adoption of this new guidance had no significant impact on our financial position or results of operations.

In August 2014, the FASB issued amended guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance: (1) provides for a definition of substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This new guidance is first effective for this interim financial

Index

report covering the quarter ending December 31, 2016. The adoption of this guidance has no impact on our consolidated financial statements or related disclosures.

In November 2014, the FASB issued amended guidance regarding the accounting for hybrid financial instruments (which in this context would apply to any shares of RJF stock that include embedded derivative features such as conversion rights, redemption rights, voting rights, and liquidation and dividend payment preferences) issued in the form of a share. The new guidance clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. This new guidance is first effective for this interim financial report covering the quarter ending December 31, 2016. The adoption of this guidance had no significant impact on our financial position or results of operations.

In January 2015, the FASB issued guidance that eliminates from GAAP the concept of extraordinary items. This new guidance is effective for us for this fiscal year which commenced on October 1, 2016. The adoption of this new guidance has had no impact on the presentation in our consolidated statements of income.

In February 2015, the FASB issued amended guidance to the consolidation model. In October 2016, the FASB issued an additional amendment to this guidance. The impact of these amendments on the consolidation model are to:

•
Eliminates the deferral of the application of the new consolidation model, which had resulted in the application of prior accounting guidance to consolidation determinations of certain investment funds.

•	Make certain changes to the variable interest consolidation model.

•	Make certain changes to the voting interest consolidation model.

This amended guidance is first effective for us in this interim financial report covering the quarter ending December 31, 2016. See Notes 1 and 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for discussions of the impact the adoption of this new guidance had on our consolidated financial statements.

In April 2015, the FASB issued guidance governing a customer’s accounting for fees paid in a cloud computing arrangement. Under the new guidance, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This new guidance is effective for us for this fiscal year which commenced on October 1, 2016. Our adoption of this new guidance had no significant impact on our consolidated financial statements.

In June 2015, the FASB issued amended guidance related to technical corrections and improvements.  This amended guidance: 1) includes amendments related to differences between the original guidance and the codification. 2) Provides guidance clarification and reference corrections. 3) Streamlines or simplifies the codification through minor structural changes to headings or minor edits of text to improve the usefulness and understandability of the codification. 4) Makes minor improvements to the guidance.  The amendments that require transition guidance are effective for this fiscal year that commenced on October 1, 2016. The adoption of this new guidance did not have any significant impact on our consolidated financial statements.

In September 2015, the FASB issued guidance governing adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts initially recognized or would have resulted in the recognition of additional assets and liabilities. This new guidance eliminates the requirement to retrospectively account for such adjustments. This new guidance is effective for this fiscal year that commenced on October 1, 2016. The adoption of this new guidance has had no impact on our consolidated financial statements.

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

Index

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

Index

transactions and would only become relevant in certain circumstances, we are unable to estimate the impact, if any, this new guidance may have on our financial position.

In March 2016, the FASB issued amended guidance related to stock compensation. The amended guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amended guidance is first effective for our financial report covering the quarter ended December 31, 2017, although early adoption is permitted. We elected to adopt this new guidance early, see Notes 1 and 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for discussions of the impact the adoption of this new guidance had on our consolidated financial statements.

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

In August 2016, the FASB issued amended guidance related to the Statement of Cash Flows. The amended guidance involves several aspects of the classification of certain cash receipts and cash payments including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The amended guidance is first effective for our financial report covering the quarter ended December 31, 2017, early adoption is permitted. The adoption of this new guidance will impact our Statement of Cash Flows, however, we are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

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

In November 2016, the FASB issued guidance related to the classification and presentation of changes in restricted cash on the Statement of Cash Flows. Current GAAP does not provide guidance to address how to classify and present changes in restricted cash or restricted cash equivalents that occur when there are transfers between cash, cash equivalents and restricted cash or restricted cash equivalents and when there are direct cash receipts into restricted cash or restricted cash equivalents or direct cash payments made from restricted cash or restricted cash equivalents. Under the new guidance, an entity should present in their Statement of Cash Flows the changes during the period in the total of cash and cash equivalents and amounts described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and ending-of-period total amounts shown on the statement of cash flows. The guidance is first effective for our financial report covering the quarter ended December 31, 2018, early adoption is permitted. We are evaluating the impact the adoption of this new guidance will have on our Consolidated Statements of Cash Flows.

In December 2016, the FASB issued amended guidance related to technical corrections and improvements.  This amended guidance makes changes to clarify, correct errors, or make minor improvements to the accounting standards codification. Generally, the amendment is effective immediately. The adoption of this guidance does not have any material impact on our consolidated financial statements.

In January 2017, the FASB issued amended guidance related to the definition of a business. This amended guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is first effective for our financial report covering the quarter ended December 31, 2018, early adoption is permitted in certain circumstances. Given the adoption of this amended

Index

guidance is dependent upon the nature of future events and circumstances, we are still evaluating the impact, if any, the adoption of this new guidance will have on our financial position and results of operations.

In January 2017, the FASB issued amended guidance to simplify the subsequent measurement of goodwill, eliminating “Step 2” from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amended guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and subsequently recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance is first effective for our financial report covering the quarter ended December 31, 2019, early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We will adopt this simplification guidance in the earliest period it applies to our facts and circumstances.

Off-Balance Sheet arrangements

For information regarding our off-balance sheet arrangements, see Note 20 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, and Note 26 on pages 194 - 195 of the Notes to Consolidated Financial Statements in our 2016 Form 10-K.

Effects of inflation

For information regarding the effects of inflation on our business, see the Effects of Inflation section of Item 7 on page 83 of our 2016 Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

For a description of our risk management policies, including a discussion of our primary market risk exposures, which include market risk and interest rate risk, as well as a discussion of our equity price risk, foreign exchange risk, credit risk including a discussion of our loan underwriting policies and risk monitoring processes applicable to RJ Bank, liquidity risk, operational risk, and regulatory and legal risk and a discussion of how these exposures are managed, refer to Item 7A on pages 83 - 98 of our 2016 Form 10-K.

Market risk

Market risk is our risk of loss resulting from changes in market prices of our inventory, hedge, interest rate derivative and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and, to a lesser extent, through our banking operations. See pages 83 - 84 of our 2016 Form 10-K for a discussion of our market risk including how we manage it.

See Notes 5, 6 and 7 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for fair value and other information regarding our trading inventories and available for sale securities.

Interest rate risk

Trading activities

We are exposed to interest rate risk as a result of our trading inventories (primarily comprised of fixed income instruments) in our Capital Markets segment, as well as our RJ Bank operations. See pages 84 - 87 of our 2016 Form 10-K for discussion of how we manage our interest rate risk.

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

Index

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

The Fed’s MRR requires us to perform daily back testing procedures of our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which excludes fees, commissions, reserves, net interest income, and intra-day trading. Based on these daily “ex ante” versus “ex post” comparisons, we verify that the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three months ended December 31, 2016, our regulatory-defined daily loss in our trading portfolios exceeded our predicted VaR once.

The following table sets forth the high, low, and daily average VaR for all of our trading portfolios, including fixed income, equity, and derivative instruments, as of the period and dates indicated:

	Three months ended December 31, 2016			VaR at
	High	Low	Daily Average	December 31, 2016	September 30, 2016
	(in thousands)
Daily VaR	$2,274	$1,113	$1,670	$1,881	$1,804

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

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS which are issued on behalf of various state and local housing finance agencies (see further discussion of these activities within “financial instruments owned, financial instruments sold but not purchased and fair value” in Note 2 on page 112 of our 2016 Form 10-K).  These activities result in exposure to interest rate risk. In order to hedge the interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into TBA security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future. See Note 15 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these activities and the related balances outstanding as of December 31, 2016.

Banking operations

RJ Bank maintains an earning asset portfolio that is comprised of C&I loans, tax-exempt loans, SBL, and commercial and residential real estate loans, as well as MBS and CMOs (both of which are held in the available for sale securities portfolio), Small Business Administration (“SBA”) loan securitizations and a trading portfolio of corporate loans.  Those earning assets are primarily

Index

funded by RJ Bank’s obligations to customers (i.e. customer deposits).  Based on its current earning asset portfolio, RJ Bank is subject to interest rate risk.  The current economic environment has led to an extended period of low market interest rates.  As a result, the majority of RJ Bank’s adjustable rate assets and liabilities have experienced a reduction in interest rate yields and costs that reflect these very low market interest rates.  During the current period, RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity, including the economic value of equity (“EVE”) are described in Item 7A on page 85 of our 2016 Form 10-K. There were no material changes to these methods during the three months ended December 31, 2016.

In February 2015, we implemented a hedging strategy using interest rate swaps as a result of RJ Bank’s asset and liability management process described above. For further information regarding this risk management objective, see the discussion of the RJ Bank Interest Hedges in the derivative contracts section of Note 2 of the Notes to Consolidated Financial Statements on pages 114 - 115 of our 2016 Form 10-K and additional information in Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model:

Instantaneous changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)
+300	$610,075	(0.21)%
+200	$619,618	1.35%
+100	$628,786	2.85%
0	$611,355	—
-75	$528,985	(13.47)%

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

The following table presents an analysis of RJ Bank’s estimated EVE sensitivity based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model:

Instantaneous changes in rate	Projected change in EVE

+300	(11.66)%
+200	(6.70)%
+100	(1.03)%
0	—
-75	(11.07)%

Index

The following table shows the contractual maturities of RJ Bank’s loan portfolio at December 31, 2016, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One year or less	> One year – five years	> 5 years	Total(1)
	(in thousands)
Loans held for sale	$—	$17,788	$170,069	$187,857
Loans held for investment:
C&I loans	130,412	4,622,841	2,798,587	7,551,840
CRE construction loans	27,218	94,990	10,352	132,560
CRE loans	302,721	1,780,496	583,301	2,666,518
Tax-exempt loans	—	5,250	853,788	859,038
Residential mortgage loans	825	1,816	2,650,896	2,653,537
SBL	1,996,347	5,248	—	2,001,595
Total loans held for investment	2,457,523	6,510,641	6,896,924	15,865,088
Total loans	$2,457,523	$6,528,429	$7,066,993	$16,052,945

(1)	Excludes any net unearned income and deferred expenses.

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2016:

	Interest rate type
	Fixed	Adjustable		Total(1)
	(in thousands)
Loans held for sale	$4,051	$183,806		$187,857
Loans held for investment:
C&I loans	3,200	7,418,228	(2)	7,421,428
CRE construction loans	—	105,342	(2)	105,342
CRE loans	42,623	2,321,174	(2)	2,363,797
Tax-exempt loans	859,038	—		859,038
Residential mortgage loans	218,949	2,433,763	(2) (3)	2,652,712
SBL	5,248	—		5,248
Total loans held for investment	1,129,058	12,278,507		13,407,565
Total loans	$1,133,109	$12,462,313		$13,595,422

(1)	Excludes any net unearned income and deferred expenses.

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

Other

Within our available for sale securities portfolio, we hold ARS, which are long-term variable rate securities tied to short-term interest rates. Refer to the discussion of the interest rate risk associated with these securities in Item 7A on page 87 of our 2016 Form 10-K, and see Notes 5 and 7 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for fair value and other information regarding such securities as of December 31, 2016.

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

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar.

Investments in foreign subsidiaries

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

We have foreign exchange risk in our investment in RJ Ltd., of approximately CDN $321 million at December 31, 2016, which is not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in other comprehensive income (loss) (“OCI”) on our Condensed Consolidated Statements of Income and Comprehensive Income, see Note 16 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information regarding all of our components of OCI.

We also have foreign exchange risk associated with our investments in subsidiaries located in the United Kingdom, Germany and France. These investments are not hedged and we do not believe we have material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries.

Transactions and resulting balances denominated in a currency other than the U.S. dollar

In addition, we are subject to foreign exchange risk due to our holdings of cash and certain other assets and liabilities, which result from transactions denominated in a currency other than the U.S. dollar. Any currency related gains/losses arising from these foreign currency denominated balances are reflected in other revenue in our Condensed Consolidated Statements of Income and Comprehensive Income. The foreign exchange risk associated with a portion of such transactions and balances denominated in foreign currency are mitigated utilizing short-term, forward foreign exchange contracts. Such derivatives are not designated hedges and therefore the related gains/losses associated with these contracts are included in other revenue in our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding our derivative contracts.

Credit risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction, and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities. See further discussion of our credit risk on pages 88 - 92 of our 2016 Form 10-K.

RJ Bank has substantial corporate, SBL, and residential mortgage loan portfolios.  A significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector or sectors where RJ Bank has a concentration could result in large provisions for loan losses and/or charge-offs.
Several factors were taken into consideration in evaluating the allowance for loan losses at December 31, 2016, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers

Index

appropriate. There was no material change in RJ Bank’s methodology for determining the allowance for loan losses during the three months ended December 31, 2016.

Changes in the allowance for loan losses of RJ Bank are as follows:

	Three months ended December 31,
	2016	2015
	($ in thousands)
Allowance for loan losses, beginning of year	$197,378	$172,257
(Benefit) provision for loan losses	(1,040)	13,910
Charge-offs:
C&I loans	(3,389)	(267)
Residential mortgage loans	(87)	(547)
Total charge-offs	(3,476)	(814)
Recoveries:
CRE loans	5,013	—
Residential mortgage loans	65	490
SBL	—	1
Total recoveries	5,078	491
Net recoveries/(charge-offs)	1,602	(323)
Foreign exchange translation adjustment	(260)	(385)
Allowance for loan losses, end of period	$197,680	$185,459
Allowance for loan losses to bank loans outstanding	1.25%	1.35%

The primary factors resulting in a benefit for loan losses during the year as compared to a provision for loan losses in the prior year were a more significant impact of the resolution of corporate criticized loans during the current year as well as the non-recurrence of a $5 million increased provision for criticized loans outstanding in the energy sector during the prior year. Additionally, the current year benefit for loan losses also reflects improved credit characteristics such as the continued decline in residential mortgage loan delinquencies and nonperforming loans. The allowance for loan losses of $198 million at December 31, 2016 increased from the prior year due to significant loan portfolio growth during the current period. As a result of improved credit quality in the loan portfolio, the total allowance for loan losses to total bank loans outstanding declined to 1.25% at December 31, 2016 from 1.35% at December 31, 2015.

The following table presents net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment:

	Three months ended December 31,
	2016		2015
	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$(3,389)	0.18%	$(267)	0.02%
CRE loans	5,013	0.79%	—	—
Residential mortgage loans	(22)	—	(57)	0.01%
SBL	—	—	1	—
Total	$1,602	0.04%	$(323)	0.01%

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. The current period reflected net recoveries primarily resulting from the favorable resolution of a CRE criticized loan. This net recovery resulted in a decrease of $2 million in net charge-offs as compared to the prior year which reflected an insignificant amount of net charge-offs during that period.

Index

The table below presents nonperforming loans and total allowance for loan losses:

	December 31, 2016		September 30, 2016
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	(in thousands)
Loans held for investment:
C&I loans	$24,762	$(132,905)	$35,194	$(137,701)
CRE construction loans	—	(2,103)	—	(1,614)
CRE loans	—	(39,532)	4,230	(36,533)
Tax-exempt loans	—	(4,493)	—	(4,100)
Residential mortgage loans	39,708	(13,639)	41,783	(12,664)
SBL	—	(5,008)	—	(4,766)
Total	$64,470	$(197,680)	$81,207	$(197,378)
Total nonperforming loans as a % of RJ Bank total loans	0.40%		0.53%

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased during the three months ended December 31, 2016.  This decrease was due to a $10 million decrease in nonperforming C&I loans, a $4 million decrease in CRE loans, and a $2 million decrease in residential mortgage loans.  Included in nonperforming residential mortgage loans are $38 million in loans for which $19 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance.

The nonperforming loan balances above excludes $15 million as of December 31, 2016 and $14 million as of September 30, 2016 of residential TDRs which were returned to accrual status in accordance with our policy.

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described on pages 92 - 93 of our 2016 Form 10-K. There were no material changes in RJ Bank’s underwriting policies during the three months ended December 31, 2016.

Risk monitoring process

The credit risk strategy component of ongoing risk monitoring and review processes at RJ Bank for all residential, SBL and corporate credit exposures, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies, are discussed on pages 93 - 96 of our 2016 Form 10-K. There were no material changes to those processes and policies during the three months ended December 31, 2016.

SBL and residential mortgage loans

The marketable collateral securing RJ Bank’s SBL is monitored on a daily basis. Collateral adjustments are made by the borrower as necessary to ensure RJ Bank’s loans are adequately secured, resulting in minimizing its credit risk. Collateral calls have been minimal relative to our SBL portfolio with no losses incurred to-date.

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

RJ Bank obtains the most recently available information (generally updated every six months) to estimate current LTV ratios on the individual loans in the performing residential mortgage loan portfolio. Current LTV ratios are estimated based on the initial appraisal obtained at the time of origination, adjusted using relevant market indices for housing price changes that have occurred since origination. The value of the homes could vary from actual market values due to change in the condition of the underlying property, variations in housing price changes within current valuation indices and other factors.

Index

The current average estimated LTV is 54% for the total residential mortgage loan portfolio. Residential mortgage loans with estimated LTVs in excess of 100% represent less than 1% of the residential mortgage loan portfolio. Credit risk management considers this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage loan portfolio.

At December 31, 2016, loans over 30 days delinquent (including nonperforming loans) decreased to 1.10% of residential mortgage loans outstanding, compared to 1.20% over 30 days delinquent at September 30, 2016.  Additionally, our December 31, 2016 percentage compares favorably to the national average for over 30 day delinquencies of 4.28% as most recently reported by the Fed.  RJ Bank’s significantly lower delinquency rate as compared to its peers is the result of both our uniform underwriting policies and the lack of subprime loans and limited amount of non-traditional loan products.

The following table presents a summary of delinquent residential mortgage loans:

	Delinquent residential loans (amount)			Delinquent residential loans as a percentage of outstanding loan balances
	30-89 days	90 days or more	Total(1)	30-89 days	90 days or more	Total(1)
	($ in thousands)
December 31, 2016
Residential mortgage loans:
First mortgage loans	$4,502	$24,868	$29,370	0.17%	0.94%	1.11%
Home equity loans/lines	10	20	30	0.04%	0.09%	0.13%
Total residential mortgage loans	$4,512	$24,888	$29,400	0.17%	0.93%	1.10%

September 30, 2016
Residential mortgage loans:
First mortgage loans	$3,950	$25,429	$29,379	0.16%	1.05%	1.21%
Home equity loans/lines	—	20	20	—	0.10%	0.10%
Total residential mortgage loans	$3,950	$25,449	$29,399	0.16%	1.04%	1.20%

(1)	Comprised of loans which are two or more payments past due as well as loans in process of foreclosure.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

December 31, 2016			September 30, 2016
	Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans		Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans
CA(1)	20.3%	2.9%	CA(1)	21.0%	3.2%
FL	18.3%	2.6%	FL	18.9%	2.9%
TX	7.7%	1.1%	TX	7.1%	1.1%
NY	6.6%	0.9%	NY	5.5%	0.8%
IL	3.7%	0.5%	IL	3.6%	0.6%

(1)
The concentration ratio for the state of California excludes 4.0% and 4.4% from the computation of loans outstanding as a percentage of RJ Bank total residential mortgage loans, and 0.6% and 0.7% from the computation of loans outstanding as a percentage of RJ Bank total loans, for December 31, 2016, and for September 30, 2016, respectively, for loans purchased from a large investment grade institution that have full repurchase recourse for any delinquent loans.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At December 31, 2016 and September 30, 2016, these loans totaled $390 million and $308 million, respectively, or approximately 15% and 10% of the residential mortgage portfolio, respectively.  At December 31, 2016, the balance of amortizing, former interest-only, loans totaled $298 million.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at December 31, 2016, begins amortizing is 5.7 years.

Index

The outstanding balance of loans that were interest-only at origination and based on their contractual terms are scheduled to reprice are as follows:

December 31, 2016
(in thousands)
One year or less	$39,680
Over one year through two years	11,178
Over two years through three years	28,411
Over three years through four years	21,407
Over four years through five years	49,228
Over five years	239,858
Total outstanding residential interest-only loan balance	$389,762

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	December 31, 2016	September 30, 2016
Residential first mortgage loan weighted-average LTV/FICO	65%/761	65%/760

Corporate loans

At December 31, 2016, other than loans classified as nonperforming, there were no loans that were delinquent greater than 30 days.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

December 31, 2016			September 30, 2016
	Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans		Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans
Office (real estate)	6.0%	4.2%	Office (real estate)	5.6%	4.0%
Hospitality	5.1%	3.6%	Hospitality	5.2%	3.7%
Power & infrastructure	4.9%	3.4%	Consumer products and services	5.0%	3.6%
Consumer products and services	4.8%	3.4%	Retail real estate	4.6%	3.3%
Retail real estate	4.6%	3.2%	Power & infrastructure	4.6%	3.3%

RJ Bank’s energy loan portfolio is primarily comprised of loans to mid-stream pipeline and other borrowers that are not directly exposed to the commodity. At December 31, 2016, the total commitment for these loans was $704 million, of which $391 million was outstanding, representing 3% of RJ Bank’s total corporate loan portfolio, and 2% of RJ Bank’s total loans. At December 31, 2016, $38 million of this outstanding balance is rated as criticized loans, a decrease from $83 million at September 30, 2016. As of December 31, 2016, RJ Bank had provided an allowance for loan losses of $21 million for its energy loan portfolio, representing 5% of this loan portfolio.

Liquidity risk

See the section entitled “Liquidity and capital resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cyber security incidents. See pages 96 - 97 of our 2016 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes. There have been no material changes in such processes during the three months ended December 31, 2016.

Index

As more fully described in the discussion of our business technology risks included in various risk factors presented in Item 1A: Risk Factors on pages 16 - 29 of our 2016 Form 10-K, despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code and other events that could have an impact on the security and stability of our operations.  Notwithstanding the precautions we take, if one or more of these events were to occur, this could jeopardize the information we confidentially maintain, including that of our clients and counterparties, which is processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our clients or counterparties. To-date, we have not experienced any material losses relating to cyberattacks or other information security breaches, however, there can be no assurances that we will not suffer such losses in the future.

Regulatory and legal risk

Our regulatory and legal risks are described on pages 97 - 98 of our 2016 Form 10-K.

There have been no material changes in our risk mitigation processes during the three months ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Not applicable.

Index

ITEM 2.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described below. The following table presents information on our purchases of our own stock, on a monthly basis, for the three months ended December 31, 2016:

	Total number of shares purchased (1)	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in thousands) at each month-end, of securities that may yet be purchased under the plans or programs
October 1, 2016 – October 31, 2016	13,245	$60.46	—	$135,671
November 1, 2016 – November 30, 2016	157,010	$73.12	—	$135,671
December 1, 2016 – December 31, 2016	189,500	$72.70	—	$135,671
First quarter	359,755	$72.43	—

(1)
Of the total for the three months ended December 31, 2016, share purchases for the trust fund established to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiaries amounted to 74,181 shares, for a total consideration of $5.4 million (for more information on this trust fund, see Note 2 of the Notes to Consolidated Financial Statements on page 125 of our 2016 Form 10-K, and Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q). These activities do not utilize the repurchase authority presented in the table above.

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  Of the total for the three months ended December 31, 2016, shares surrendered to us by employees for such purposes amount to 285,574 shares, for a total consideration of $20.7 million. These activities do not utilize the repurchase authority presented in the table above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

Index

ITEM 6.	EXHIBITS

Exhibit Number	Description
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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	February 8, 2017	/s/ Paul C. Reilly
Paul C. Reilly
Chief Executive Officer

Date:	February 8, 2017	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance Chief Financial Officer and Treasurer