Form 10-Q
period 2017-03-31
RAYMOND JAMES FINANCIAL INC
filed 2017-05-10
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                               No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

144,021,101 shares of common stock as of May 8, 2017

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2017	September 30, 2016
	(in thousands)
Assets:
Cash and cash equivalents	$2,636,326	$1,650,452
Assets segregated pursuant to regulations and other segregated assets	3,829,607	4,884,487
Securities purchased under agreements to resell and other collateralized financings	535,224	470,222
Financial instruments, at fair value:
Trading instruments	736,782	766,805
Available for sale securities	1,714,114	859,398
Private equity investments	201,761	194,634
Other investments	222,585	296,844
Derivative instruments associated with offsetting matched book positions	285,898	422,196
Receivables:
Brokerage clients, net	2,716,741	2,714,782
Stock borrowed	132,049	170,860
Bank loans, net	15,994,689	15,210,735
Brokers-dealers and clearing organizations	97,807	164,908
Loans to financial advisors, net	861,346	838,721
Other	645,845	610,417
Deposits with clearing organizations	199,096	245,364
Prepaid expenses and other assets	787,588	777,224
Investments in real estate partnerships held by consolidated variable interest entities	59,639	61,004
Property and equipment, net	409,543	321,457
Deferred income taxes, net	365,869	322,024
Goodwill and identifiable intangible assets, net	496,222	504,442
Total assets	$32,928,731	$31,486,976

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(continued from previous page)

	March 31, 2017	September 30, 2016
	($ in thousands)
Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$471,704	$328,938
Securities sold under agreements to repurchase	222,476	193,229
Derivative instruments associated with offsetting matched book positions, at fair value	285,898	422,196
Payables:
Brokerage clients	6,073,591	6,444,671
Stock loaned	403,542	677,761
Bank deposits	16,377,544	14,262,547
Brokers-dealers and clearing organizations	228,661	306,119
Trade and other	629,598	583,340
Other borrowings	756,367	608,658
Accrued compensation, commissions and benefits	811,551	915,954
Senior notes payable	1,339,582	1,680,587
Total liabilities	27,600,514	26,424,000
Commitments and contingencies (see Note 17)
Equity
Preferred stock; $.10 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 153,716,695 and 151,424,947 shares issued as of March 31, 2017 and September 30, 2016, respectively, and 143,542,965 and 141,544,511 shares outstanding as of March 31, 2017 and September 30, 2016, respectively	1,536	1,513
Additional paid-in capital	1,595,314	1,498,921
Retained earnings	4,027,927	3,834,781
Treasury stock, at cost; 10,101,753 and 9,766,846 common shares as of March 31, 2017 and September 30, 2016, respectively	(389,595)	(362,937)
Accumulated other comprehensive loss	(27,434)	(55,733)
Total equity attributable to Raymond James Financial, Inc.	5,207,748	4,916,545
Noncontrolling interests	120,469	146,431
Total equity	5,328,217	5,062,976
Total liabilities and equity	$32,928,731	$31,486,976

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$992,112	$853,330	$1,976,497	$1,702,992
Investment banking	102,377	68,704	163,802	126,257
Investment advisory and related administrative fees	110,280	93,871	218,523	192,473
Interest	192,544	161,638	375,326	304,110
Account and service fees	162,981	127,528	311,772	244,351
Net trading profit	15,811	14,415	36,366	36,584
Other	24,209	21,624	46,796	35,200
Total revenues	1,600,314	1,341,110	3,129,082	2,641,967
Interest expense	(36,677)	(29,109)	(72,643)	(55,808)
Net revenues	1,563,637	1,312,001	3,056,439	2,586,159
Non-interest expenses:
Compensation, commissions and benefits	1,035,714	887,937	2,042,181	1,754,335
Communications and information processing	76,067	68,482	148,228	140,620
Occupancy and equipment costs	47,498	40,891	93,550	82,680
Clearance and floor brokerage	11,407	10,517	23,757	20,513
Business development	41,519	35,417	76,881	76,041
Investment sub-advisory fees	17,778	14,282	37,073	28,836
Bank loan loss provision	7,928	9,629	6,888	23,539
Acquisition-related expenses	1,086	6,015	13,752	7,887
Other	163,337	44,723	245,311	87,527
Total non-interest expenses	1,402,334	1,117,893	2,687,621	2,221,978
Income including noncontrolling interests and before provision for income taxes	161,303	194,108	368,818	364,181
Provision for income taxes	52,758	72,271	112,570	134,280
Net income including noncontrolling interests	108,545	121,837	256,248	229,901
Net loss attributable to noncontrolling interests	(4,210)	(4,010)	(3,074)	(2,275)
Net income attributable to Raymond James Financial, Inc.	$112,755	$125,847	$259,322	$232,176

Net income per common share – basic	$0.78	$0.89	$1.81	$1.63
Net income per common share – diluted	$0.77	$0.87	$1.77	$1.60
Weighted-average common shares outstanding – basic	143,367	141,472	142,732	142,273
Weighted-average common and common equivalent shares outstanding – diluted	146,779	144,012	146,119	145,047

Net income attributable to Raymond James Financial, Inc.	$112,755	$125,847	$259,322	$232,176
Other comprehensive income (loss), net of tax:(1)
Unrealized gain (loss) on available for sale securities and non-credit portion of other-than-temporary impairment losses	1,952	1,099	(2,194)	(5,692)
Unrealized gain on currency translations, net of the impact of net investment hedges	2,223	10,714	3,224	4,099
Unrealized gain (loss) on cash flow hedges	1,531	(11,469)	27,269	(8,204)
Total comprehensive income	$118,461	$126,191	$287,621	$222,379

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$397	$(353)	$1,257	$21
Portion of (recoveries) losses recognized in other comprehensive income	(397)	353	(1,257)	(21)
Net impairment losses recognized in other revenue	$—	$—	$—	$—

(1)	All components of other comprehensive income (loss), net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six months ended March 31,
	2017		2016
	(in thousands, except per share amounts)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,513		$1,491
Share issuances	23		16
Balance, end of period	1,536		1,507

Additional paid-in capital:
Balance, beginning of year	1,498,921		1,344,779
Employee stock purchases	12,741		18,938
Exercise of stock options and vesting of restricted stock units, net of forfeitures	30,732		13,954
Restricted stock, stock option and restricted stock unit expense	52,288		39,962
Excess tax benefit from share-based payments	—	(1)	34,791
Other	632		362
Balance, end of period	1,595,314		1,452,786

Retained earnings: (2)
Balance, beginning of year	3,834,781		3,422,169
Net income attributable to Raymond James Financial, Inc.	259,322		232,176
Cash dividends declared	(66,176)		(59,142)
Balance, end of period	4,027,927		3,595,203

Treasury stock:
Balance, beginning of year	(362,937)		(203,455)
Purchases/surrenders	(9,113)		(152,284)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(17,545)		(5,717)
Balance, end of period	(389,595)		(361,456)

Accumulated other comprehensive loss: (3)
Balance, beginning of year	(55,733)		(40,503)
Net change in unrealized gain/loss on available for sale securities and non-credit portion of other-than-temporary impairment losses, net of tax	(2,194)		(5,692)
Net change in currency translations and net investment hedges, net of tax	3,224		4,099
Net change in cash flow hedges, net of tax	27,269		(8,204)
Balance, end of period	(27,434)		(50,300)
Total equity attributable to Raymond James Financial, Inc.	$5,207,748		$4,637,740

Noncontrolling interests: (2)
Balance, beginning of year	$146,431		$154,454
Net income attributable to noncontrolling interests	(3,074)		(2,275)
Capital contributions	9,776		695
Distributions	(28,435)		(5,033)
Derecognition resulting from sales	(4,628)		—
Other	399		(2,187)
Balance, end of period	120,469		145,654
Total equity	$5,328,217		$4,783,394

(1)	During the six months ended March 31, 2017, we adopted new stock compensation simplification guidance. See Notes 1, 16 and 20 for additional information.

(2)	Each respective prior period balance has been restated to reflect the impact of the deconsolidation of certain VIEs. See Note 1 for additional information.

(3)	All components of other comprehensive (loss) income, net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended March 31,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$259,322	$232,176
Net loss attributable to noncontrolling interests	(3,074)	(2,275)
Net income including noncontrolling interests	256,248	229,901

Adjustments to reconcile net income including noncontrolling interests to net cash provided by (used in) operating activities:
Depreciation and amortization	40,959	35,652
Deferred income taxes	(38,181)	(13,295)
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	(18,976)	(3,852)
Provisions for loan losses, legal proceedings, bad debts and other accruals	143,993	38,955
Share-based compensation expense	66,015	42,735
Other	(2,067)	1,015
Net change in:
Assets segregated pursuant to regulations and other segregated assets	1,054,930	(704,005)
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	(35,755)	(96,577)
Stock loaned, net of stock borrowed	(235,408)	133,120
Loans provided to financial advisors, net of repayments	(33,945)	(70,836)
Brokerage client receivables and other accounts receivable, net	23,233	(136,374)
Trading instruments, net	174,079	(16,708)
Prepaid expenses and other assets	158,758	129,318
Brokerage client payables and other accounts payable	(431,259)	605,528
Accrued compensation, commissions and benefits	(108,250)	(168,896)
Proceeds from sales of securitizations and loans held for sale, net of purchases and originations of loans held for sale	77,765	(63,180)
Net cash provided by (used in) operating activities	1,092,139	(57,499)

Cash flows from investing activities:
Additions to property and equipment	(123,338)	(58,180)
Increase in bank loans, net	(1,103,445)	(1,490,887)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(4,875)	(3,231)
Proceeds from sales of loans held for investment	106,223	65,443
Purchases, or contributions, to private equity or other investments, net of proceeds from sales of, or distributions received from, private equity and other investments	51,455	(60,639)
Purchases of available for sale securities	(1,012,238)	(87,676)
Available for sale securities maturations, repayments and redemptions	115,976	42,729
Proceeds from sales of available for sale securities	32,841	1,530
Other investing activities, net of proceeds received	2,399	4,432
Net cash used in investing activities	$(1,935,002)	$(1,586,479)

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued from previous page)

	Six months ended March 31,
	2017	2016
	(in thousands)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	$50,000	$(115,000)
Proceeds from Federal Home Loan Bank advances	100,000	25,000
Repayments of Federal Home Loan Bank advances and other borrowed funds	(2,291)	(2,181)
Repayment of senior notes payable	(350,000)	—
Exercise of stock options and employee stock purchases	43,989	31,240
Increase in bank deposits	2,114,997	809,576
Purchases of treasury stock	(29,063)	(159,175)
Dividends on common stock	(63,027)	(56,152)
Net cash provided by financing activities	1,864,605	533,308

Currency adjustment:
Effect of exchange rate changes on cash	(35,868)	(10,550)
Net increase (decrease) in cash and cash equivalents	985,874	(1,121,220)
Cash and cash equivalents at beginning of year	1,650,452	2,601,006
Cash and cash equivalents at end of period	$2,636,326	$1,479,786

Supplemental disclosures of cash flow information:
Cash paid for interest	$76,990	$55,548
Cash paid for income taxes	$144,672	$124,521
Non-cash transfers of loans to other real estate owned	$2,777	$1,942

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2017

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

Principal subsidiaries

As of March 31, 2017, our principal subsidiaries, all wholly owned, include: Raymond James & Associates, Inc. (“RJ&A”) a domestic broker-dealer carrying client accounts, Raymond James Financial Services, Inc. (“RJFS”) an introducing domestic broker-dealer, Raymond James Financial Services Advisors, Inc. (“RJFSA”) a registered investment advisor, Raymond James Ltd. (“RJ Ltd.”) a broker-dealer headquartered in Canada, Eagle Asset Management, Inc. (“Eagle”) a registered investment advisor, and Raymond James Bank, N.A. (“RJ Bank”) a national bank.

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

Our adoption of the new stock compensation simplification guidance impacts our determination of income tax expense. Generally, the amount of compensation cost recognized for financial reporting purposes varies from the amount that can ultimately be deducted on the tax return for share-based payment awards. Under the prior guidance, the tax effects of deductions in excess of compensation expense (“windfalls”), as well as the tax effect of any deficiencies (“shortfalls”) were recorded in equity to the extent of previously recognized windfalls, with any remaining shortfall recorded in income tax expense. Under the new guidance, all tax effects related to share-based payments are recorded through tax expense in the periods during which the awards are exercised or vest, as applicable. Under the transition provisions of the new guidance, we have applied this new guidance prospectively to excess tax benefits arising from vesting after the October 1, 2016 adoption date. Under the new guidance, excess tax benefits are included along with other income tax cash flows as an operating activity in the Condensed Consolidated Statements of Cash Flows. Prior period cash flows have been adjusted to conform to the new presentation. See Note 16 for additional information.

Reclassifications

Certain other prior period amounts have been reclassified to conform to the current period’s presentation.

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 on pages 108 - 127 of our 2016 Form 10-K. Other than the October 1, 2016 adoption of new consolidation guidance which is described in Note 1 and below, and new guidance on stock compensation which is discussed in Notes 1, 16 and 20, there have been no significant changes in our significant accounting policies since September 30, 2016.

Evaluation of VIEs to determine whether consolidation is required

Our significant accounting policies applicable to the evaluation of legal entities to determine whether consolidation is required are discussed on pages 125 - 127 of our 2016 Form 10-K. As of March 31, 2017, the nature of our involvement in legal entities as described therein is unchanged. However, our assessments of whether our involvement in such legal entities constitutes a VIE, and if so, whether we are deemed to be the primary beneficiary of such VIE, are now governed under new accounting guidance.

Other than as described below, our application of the new consolidation accounting guidance to our determinations of whether legal entities with which we are involved constitute VIEs, and if so our primary beneficiary determination of such entities, is unchanged from that described in our 2016 Form 10-K.

EIF Funds

The employee investment funds (“EIF Funds”) were formed many years ago as a compensation and retention mechanism offered to certain of our key employees. After application of the new consolidation guidance, we no longer consider the EIF Funds to be VIEs. Our consolidation conclusion regarding the EIF Funds is unchanged after application of the new consolidation guidance, and we continued to consolidate the EIF Funds through the application of the voting interest model. During the three months ended March 31, 2017, we sold our interests in the EIF Funds.

Non-guaranteed low-income housing tax credit funds

Raymond James Tax Credit Funds, Inc. (“RJTCF”), a wholly owned subsidiary of RJF is a managing member or general partner of low-income housing tax credit (“LIHTC”) funds (the “LIHTC Funds”). Under the new consolidation guidance, the fees earned by RJTCF from the LIHTC Funds are excluded from the determination of whether RJTCF has an obligation to absorb losses of, or the right to receive benefits from, the LIHTC Fund VIE, which could be potentially significant to the LIHTC Fund. As a result of this change in the primary beneficiary determination criteria, we concluded that we are not the primary beneficiary of any of the non-guaranteed LIHTC Funds, since we no longer meet the potentially significant benefits criteria as determined under the new guidance. Accordingly, we deconsolidated such funds as of our adoption of this new guidance.

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

Private Equity Interests

We participate in principal capital and private equity activities and as a result, hold interests in a number of limited partnerships (our “Private Equity Interests”). Under the prior consolidation guidance, we concluded our Private Equity Interests were not VIEs, and our consolidation conclusions were based upon the application of the voting interest model. However, under the new consolidation guidance, we have concluded that the Private Equity Interests are VIEs, primarily as a result of the new consolidation model treatment of limited partner kick-out and participation rights. In most of our Private Equity Interests, a simple majority of the limited partners cannot initiate an action to kick-out the general partner without cause and the limited partners with equity at-risk lack substantive participating rights. As such, the Private Equity Interests are deemed to be VIEs.

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

Brokerage client receivables, loans to financial advisors and allowance for doubtful accounts

As more fully described in Note 2 on page 116 - 117 of our 2016 Form 10-K, we have certain financing receivables that arise from businesses other than our banking business. Specifically, we offer loans to financial advisors and certain key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes. We present the outstanding balance of loans to financial advisors on our Condensed Consolidated Statements of Financial Condition, net of the allowance for doubtful accounts. Of the gross balance outstanding, the portion associated with financial advisors who are no longer affiliated with us is $21 million and $13 million at March 31, 2017 and September 30, 2016, respectively. Our allowance for doubtful accounts is $7 million and $5 million at March 31, 2017 and September 30, 2016, respectively.

NOTE 3 – ACQUISITIONS

Acquisition announcements

On April 20, 2017, we announced we had entered into a definitive agreement to acquire 100% of the outstanding shares of Scout Investments, Inc. (the “Scout Group”), an asset management and distribution entity, from UMB Financial Corporation (“UMB”). The Scout Group includes Scout Investments (“Scout”) and its Reams Asset Management division (“Reams”), as well as Scout Distributors. The addition of Scout, an equity asset manager, and Reams, an institutional-focused fixed income specialist,

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

broadens the investment solutions available to our clients. As of December 31, 2016, Scout and its Reams division had combined assets under management and advisement of approximately $27 billion. Upon completion of this acquisition, which we expect to occur prior to December 31, 2017, the Scout Group will operate within our Asset Management segment.

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

U.S. Private Client Services unit of Deutsche Bank Wealth Management

On September 6, 2016, we completed an acquisition of certain specified assets and the assumption of certain specified liabilities of the U.S. Private Client Services unit of Deutsche Bank Wealth Management (“Alex. Brown”) from Deutsche Bank Securities, Inc. (“Deutsche WM”). Alex. Brown’s results of operations have been included in our results prospectively from September 6, 2016. See Note 3 on pages 127 - 129 of our 2016 Form 10-K for additional information regarding the Alex. Brown acquisition.

The acquisition-related expenses presented on our Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended March 31, 2017 pertain to certain incremental expenses incurred in connection with the Alex. Brown and 3Macs acquisitions described above. The expenses incurred during the three and six months ended March 31, 2016 were associated with the acquisition of Alex. Brown.

The table below provides a summary of acquisition-related expenses incurred in each respective period:

	Three months ended March 31,			Six months ended March 31,
	2017	2016		2017	2016
	(in thousands)
Acquisition and integration related incentive compensation costs(1)	$—	$—		$5,474	$—
Severance(2)	754	—		5,557	—
Early termination costs of assumed contracts	5	—		1,329	—
Information systems integration costs	417	1,655		1,622	1,655
Legal and regulatory	274	422		827	1,923
Post-closing purchase price contingency	(1,248)	—		(3,499)	—
DBRSU obligation and related hedge(3)	798	3,165	(4)	798	3,319	(4)
Travel and all other	86	773		1,644	990
Total acquisition-related expenses	$1,086	$6,015		$13,752	$7,887

The text of the footnotes in the above table are on the following page.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The text of the footnotes to the table on the previous page are as follows:

(1)
Primarily comprised of non-recurring restricted stock unit (“RSU”) grants authorized by the Board of Directors in their November 2016 meeting, made to certain employees and consultants for acquisition-related purposes. See Note 20 for discussion of share-based compensation.

(2)
Primarily arising from the 3Macs acquisition. Such costs include severance costs as well as any forgiven employee loan balances and any unamortized balance of the prepaid compensation asset associated with terminated associates, which will not be collected (refer to the discussion of this prepaid asset in Note 3 on page 128, and Note 10 on page 157, each in our 2016 Form 10-K).

(3)
The three and six months ended March 31, 2017 include a loss on the Deutsche Bank RSU (“DBRSU”) awards related to a Deutsche Bank AG (“DB”) rights offering during the period, partially offset by a related gain on the DB shares purchased to satisfy the DBRSU obligation, which act as an economic hedge to this obligation. Refer to Note 3 on page 129 of our 2016 Form 10-K, as well as Notes 14 and 20 in this Form 10-Q for more information.

(4)	Represents the pre-Alex. Brown closing date unrealized loss on DB shares purchased to satisfy the DBRSU obligation.

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

Our cash and cash equivalents, assets segregated pursuant to regulations and other segregated assets, and deposits with clearing organization balances are as follows:

	March 31, 2017	September 30, 2016
	(in thousands)
Cash and cash equivalents:
Cash in banks	$2,634,934	$1,649,593
Money market fund investments	1,392	859
Total cash and cash equivalents (1)	$2,636,326	$1,650,452

Assets segregated pursuant to regulations and other segregated assets (2)	$3,829,607	$4,884,487

Deposits with clearing organizations:
Cash and cash equivalents	$148,712	$215,856
Government and agency obligations	50,384	29,508
Total deposits with clearing organizations	$199,096	$245,364

(1)
The total amounts presented include cash and cash equivalents of $924 million and $810 million as of March 31, 2017 and September 30, 2016, respectively, which are either held directly by RJF in depository accounts at third party financial institutions, held in a depository account at RJ Bank, or are otherwise invested by one of our subsidiaries on behalf of RJF, all of which are available without restrictions.

(2)
Consists of cash maintained in accordance with Rule 15c3-3 under the Securities Exchange Act of 1934. RJ&A, as a broker-dealer carrying client accounts, is subject to requirements to maintain cash or qualified securities in segregated reserve accounts for the exclusive benefit of its clients. Additionally, RJ Ltd. is required to hold client Registered Retirement Savings Plan funds in trust.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 – FAIR VALUE

For a discussion of our accounting policies and valuation methodologies for assets and liabilities measured at fair value, and the fair value hierarchy, see Note 2 on pages 110 - 116 of our 2016 Form 10-K. There have been no material changes to our valuation methodologies or our fair value accounting policies since our year ended September 30, 2016.

Assets and liabilities measured at fair value on a recurring and nonrecurring basis are presented below:

March 31, 2017	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of March 31, 2017
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$55	$239,752	$—		$—	$239,807
Corporate obligations	11,574	117,130	—		—	128,704
Government and agency obligations	7,230	72,779	—		—	80,009
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	394	136,658	—		—	137,052
Non-agency CMOs and asset-backed securities (“ABS”)	—	56,397	7		—	56,404
Total debt securities	19,253	622,716	7		—	641,976
Derivative contracts	—	73,771	—		(45,705)	28,066
Equity securities	20,160	970	—		—	21,130
Brokered certificates of deposit	—	32,445	—		—	32,445
Other	24	—	13,141		—	13,165
Total trading instruments	39,437	729,902	13,148		(45,705)	736,782
Available for sale securities:
Agency MBS and CMOs	—	1,547,579	—		—	1,547,579
Non-agency CMOs	—	33,837	—		—	33,837
Other securities	1,552	—	—		—	1,552
Auction rate securities (“ARS”):
Municipal obligations	—	—	25,728		—	25,728
Preferred securities	—	—	105,418		—	105,418
Total available for sale securities	1,552	1,581,416	131,146		—	1,714,114
Private equity investments:
Measured at fair value	—	—	88,623		—	88,623
Measured at net asset value (“NAV”)						113,138
Total private equity investments	—	—	88,623		—	201,761
Other investments (3)	221,889	322	374		—	222,585
Derivative instruments associated with offsetting matched book positions	—	285,898	—		—	285,898
Deposits with clearing organizations:
Government and agency obligations	50,384	—	—		—	50,384
Other assets:
Derivative contracts (4)	—	276	—		—	276
Other assets	—	—	2,148	(5)	—	2,148
Total other assets	—	276	2,148		—	2,424
Total assets at fair value on a recurring basis	$313,262	$2,597,814	$235,439		$(45,705)	$3,213,948
Assets at fair value on a nonrecurring basis:
Bank loans, net:
Impaired loans	$—	$20,670	$41,081		$—	$61,751
Loans held for sale(6)	—	60,538	—		—	60,538
Total bank loans, net	—	81,208	41,081		—	122,289
Other assets: Other real estate owned (“OREO”)(7)	—	790	—		—	790
Total assets at fair value on a nonrecurring basis	$—	$81,998	$41,081		$—	$123,079

(continued on next page)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2017	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of March 31, 2017
	(in thousands)
	(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$600	$470	$—	$—	$1,070
Corporate obligations	1,021	22,484	—	—	23,505
Government obligations	328,609	—	—	—	328,609
Agency MBS and CMOs	1,866	43,778	—	—	45,644
Total debt securities	332,096	66,732	—	—	398,828
Derivative contracts	—	91,247	—	(35,215)	56,032
Equity securities	16,618	—	—	—	16,618
Other securities	—	226	—	—	226
Total trading instruments sold but not yet purchased	348,714	158,205	—	(35,215)	471,704
Derivative instruments associated with offsetting matched book positions	—	285,898	—	—	285,898
Trade and other payables:
Derivative contracts (4)	—	6,868	—	—	6,868
Other liabilities	—	—	64	—	64
Total trade and other payables	—	6,868	64	—	6,932
Accrued compensation, commissions and benefits:
Derivative contracts (8)	—	25,621	—	—	25,621
Total liabilities at fair value on a recurring basis	$348,714	$476,592	$64	$(35,215)	$790,155

(1)
We had $1 million and $2 million in transfers of financial instruments from Level 1 to Level 2 during the three and six months ended March 31, 2017, respectively.  These transfers were a result of decreased market activity in these instruments. Our transfers from Level 2 to Level 1 were insignificant during the three months ended March 31, 2017 and amounted to $1 million during the six months ended March 31, 2017.  These transfers were a result of increased market activity in these instruments.  Our policy is to treat transfers between levels as having occurred at the end of the reporting period.

(2)
For derivative transactions, where permitted, we have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. See Note 14 for additional information on the collateral related to our derivative contracts and Note 15 for information on offsetting financial instruments.

(3)
Other investments include $79 million of financial instruments that are related to obligations to perform under certain deferred compensation plans (see Note 2 on page 116, and Note 24 on pages 186 - 191, of our 2016 Form 10-K, for further information regarding these plans), and DB shares with a fair value of $19 million as of March 31, 2017 which we hold as an economic hedge against the DBRSU obligation (see Note 20 for additional information).

(4)	Consists of derivatives arising from RJ Bank’s business operations, see Note 14 for additional information.

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

(8)	The balance reflects the DBRSU obligation from our acquisition of Alex. Brown. See Notes 14 and 20 for additional information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2016	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of September 30, 2016
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$480	$273,683	$—		$—	$274,163
Corporate obligations	10,000	122,885	—		—	132,885
Government and agency obligations	6,412	43,186	—		—	49,598
Agency MBS and CMOs	413	164,250	—		—	164,663
Non-agency CMOs and ABS	—	34,421	7		—	34,428
Total debt securities	17,305	638,425	7		—	655,737
Derivative contracts	—	163,242	—		(107,539)	55,703
Equity securities	14,529	1,500	—		—	16,029
Brokered certificates of deposit	—	35,206	—		—	35,206
Other	555	3	3,572		—	4,130
Total trading instruments	32,389	838,376	3,579		(107,539)	766,805
Available for sale securities:
Agency MBS and CMOs	—	682,297	—		—	682,297
Non-agency CMOs	—	50,519	—		—	50,519
Other securities	1,417	—	—		—	1,417
ARS:
Municipal obligations	—	—	25,147		—	25,147
Preferred securities	—	—	100,018		—	100,018
Total available for sale securities	1,417	732,816	125,165		—	859,398
Private equity investments:
Measured at fair value	—	—	83,165		—	83,165
Measured at NAV						111,469
Total private equity investments	—	—	83,165		—	194,634
Other investments (3)	296,146	257	441		—	296,844
Derivative instruments associated with offsetting matched book positions	—	422,196	—		—	422,196
Deposits with clearing organizations:
Government and agency obligations	29,508	—	—		—	29,508
Other assets:
Derivative contracts (4)	—	2,016	—		—	2,016
Other assets	—	—	2,448	(5)	—	2,448
Total other assets	—	2,016	2,448		—	4,464
Total assets at fair value on a recurring basis	$359,460	$1,995,661	$214,798		$(107,539)	$2,573,849

Assets at fair value on a nonrecurring basis:
Bank loans, net:
Impaired loans	$—	$23,146	$47,982		$—	$71,128
Loans held for sale (6)	—	18,177	—		—	18,177
Total bank loans, net	—	41,323	47,982		—	89,305
Other assets: OREO (7)	—	679	—		—	679
Total assets at fair value on a nonrecurring basis	$—	$42,002	$47,982		$—	$89,984

(continued on next page)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2016	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of September 30, 2016
	(in thousands)
	(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$1,161	$—	$—	$—	$1,161
Corporate obligations	1,283	29,791	—	—	31,074
Government obligations	266,682	—	—	—	266,682
Agency MBS and CMOs	2,804	—	—	—	2,804
Total debt securities	271,930	29,791	—	—	301,721
Derivative contracts	—	151,694	—	(142,859)	8,835
Equity securities	18,382	—	—	—	18,382
Total trading instruments sold but not yet purchased	290,312	181,485	—	(142,859)	328,938
Derivative instruments associated with offsetting matched book positions	—	422,196	—	—	422,196
Trade and other payables:
Derivative contracts (4)	—	26,671	—	—	26,671
Other liabilities	—	—	67	—	67
Total trade and other payables	—	26,671	67	—	26,738
Accrued compensation, commissions and benefits:
Derivative contracts (8)	—	17,769	—	—	17,769
Total liabilities at fair value on a recurring basis	$290,312	$648,121	$67	$(142,859)	$795,641

The text of the footnotes to the table on the previous page are as follows:

(1)
We had $3 million in transfers of financial instruments from Level 1 to Level 2 during the year ended September 30, 2016. These transfers were a result of decreased market activity in these instruments. We had $1 million in transfers of financial instruments from Level 2 to Level 1 during the year ended September 30, 2016.  These transfers were a result of an increased market activity in these instruments.  Our policy is to treat transfers between levels of the fair value hierarchy as having occurred at the end of the reporting period.

(2)
For derivative transactions not cleared through a clearing organization, and where permitted, we have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists (see Note 15 for additional information regarding offsetting financial instruments). Deposits associated with derivative transactions cleared through a clearing organization are included in deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition as of September 30, 2016.

(3)
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

(4)	Consists of derivatives arising from RJ Bank’s business operations, see Note 14 for additional information.

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

(8)	The balance reflects the DBRSUs obligation from our acquisition of Alex. Brown. See Notes 14 and 20 for additional information.

The adjustment to fair value of the nonrecurring fair value measures for the six months ended March 31, 2017 resulted in a $10 million increase to the provision for loan losses relating to impaired loans and an insignificant amount of other losses relating to loans held for sale and OREO. The adjustment to fair value of the nonrecurring fair value measures for the six months ended March 31, 2016 resulted in a $2 million additional provision for loan losses relating to impaired loans and an insignificant amount of other losses relating to loans held for sale and OREO.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in Level 3 recurring fair value measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.  Our policy is to treat transfers between levels of the fair value hierarchy as having occurred at the end of the reporting period.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis is presented below:

Three months ended March 31, 2017 Level 3 assets at fair value (in thousands)
	Financial assets							Financial liabilities
	Trading instruments		Available for sale securities		Private equity, other investments and other assets			Payables- trade and other
	Non- agency CMOs & ABS	Other	ARS – municipal obligations	ARS - preferred securities	Private equity investments	Other investments	Other assets	Other liabilities
Fair value beginning of period	$7	$11,052	$25,364	$103,853	$83,466	$223	$—	$(1,856)
Total gains (losses) for the period:
Included in earnings	—	(383)	—	—	(11)	151	2,148	1,792
Included in other comprehensive income	—	—	364	1,565	—	—	—	—
Purchases and contributions	—	22,418	—	—	5,168	—	—	—
Sales	—	(19,946)	—	—	—	—	—	—
Redemptions by issuer	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—	—	—
Fair value end of period	$7	$13,141	$25,728	$105,418	$88,623	$374	$2,148	$(64)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$(303)	$364	$1,565	$—	$151	$3,940	$—

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Six months ended March 31, 2017 Level 3 assets at fair value (in thousands)
	Financial assets							Financial liabilities
	Trading instruments		Available for sale securities		Private equity, other investments and other assets			Payables- trade and other
	Non- agency CMOs & ABS	Other	ARS – municipal obligations	ARS - preferred securities	Private equity investments	Other investments	Other assets	Other liabilities
Fair value beginning of period	$7	$3,572	$25,147	$100,018	$83,165	$441	$2,448	$(67)
Total gains (losses) for the period:
Included in earnings	—	(524)	—	1	290	143	(300)	3
Included in other comprehensive income	—	—	581	5,422	—	—	—	—
Purchases and contributions	—	41,101	—	—	5,168	—	—	—
Sales	—	(31,008)	—	(23)	—	(15)	—	—
Redemptions by issuer	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	(195)	—	—
Fair value end of period	$7	$13,141	$25,728	$105,418	$88,623	$374	$2,148	$(64)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$(423)	$581	$5,422	$301	$151	$(300)	$—

Three months ended March 31, 2016 Level 3 assets at fair value (in thousands)
		Financial assets							Financial liabilities
	Trading instruments			Available for sale securities		Private equity, other investments and other assets			Payables- trade and other
	Corporate Obligations	Non- agency CMOs & ABS	Other	ARS – municipals obligations	ARS - preferred securities	Private equity investments (1)	Other investments	Other assets	Other liabilities
Fair value beginning of period	$189	$9	$1,964	$27,480	$102,899	$78,314	$493	$1,526	$(67)
Total gains (losses) for the period:
Included in earnings	(97)	—	(100)	133	—	—	18	1,586	—
Included in other comprehensive income	—	—	—	(583)	(300)	—	—	—	—
Purchases and contributions	2	—	19,470	—	—	—	—	—	—
Sales	(94)	—	(7,038)	(1,583)	—	—	—	—	—
Redemptions by issuer	—	—	—	(25)	—	—	—	—	—
Distributions	—	(1)	—	—	—	(5,175)	(72)	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—	—	—	—
Fair value end of period	$—	$8	$14,296	$25,422	$102,599	$73,139	$439	$3,112	$(67)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$—	$(60)	$(637)	$(300)	$—	$18	$1,586	$—

(1)
Effective September 30, 2016, we adopted new accounting guidance related to the classification and disclosure of certain investments using NAV as a practical expedient to measure the fair value of the investment. The prior year amounts reflect the effect of reclassifications to conform the prior year period to current period presentation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Six months ended March 31, 2016 Level 3 assets at fair value (in thousands)
		Financial assets							Financial liabilities
		Trading instruments		Available for sale securities		Private equity, other investments and other assets			Payables- trade and other
	Corporate Obligations	Non- agency CMOs & ABS	Other	ARS – municipal obligations	ARS - preferred securities	Private equity investments (1)	Other investments	Other assets	Other liabilities
Fair value beginning of period	$156	$9	$1,986	$28,015	$110,749	$77,435	$565	$4,975	$(58)
Total gains (losses) for the period:
Included in earnings	(137)	—	(349)	133	—	—	11	(1,863)	—
Included in other comprehensive income	—	—	—	(1,118)	(8,150)	—	—	—	—
Purchases and contributions	75	—	38,487	—	—	915	—	—	(9)
Sales	(94)	—	(25,828)	(1,583)	—	(18)	—	—	—
Redemptions by issuer	—	—	—	(25)	—	—	—	—	—
Distributions	—	(1)	—	—	—	(5,193)	(137)	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—	—	—	—
Fair value end of period	$—	$8	$14,296	$25,422	$102,599	$73,139	$439	$3,112	$(67)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$1	$(71)	$(1,073)	$(8,150)	$—	$11	$(1,863)	$—

(1)
Effective September 30, 2016, we adopted new accounting guidance related to the classification and disclosure of certain investments using NAV as a practical expedient to measure the fair value of the investment. The prior year amounts reflect the effect of reclassifications to conform the prior year period to current period presentation.

As of March 31, 2017, 10% of our assets and 3% of our liabilities are instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of March 31, 2017 represent 7% of our assets measured at fair value. In comparison, as of March 31, 2016, 8% of our assets and 3% of our liabilities, represented instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of March 31, 2016 represented 10% of our assets measured at fair value. Level 3 instruments as a percentage of total financial instruments decreased by 3% as compared to March 31, 2016, primarily as a result of the increase in total assets measured at fair value since March 31, 2016.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Gains and losses related to Level 3 recurring fair value measurements included in earnings are presented in net trading profit, other revenues and other comprehensive income in our Condensed Consolidated Statements of Income and Comprehensive Income as follows:

	Net trading profit	Other revenues	Other comprehensive income
	(in thousands)
For the three months ended March 31, 2017
Total (losses) gains included in earnings	$(383)	$4,080	$1,929
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(303)	$4,091	$1,929

For the six months ended March 31, 2017
Total (losses) gains included in earnings	$(524)	$137	$6,003
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(423)	$152	$6,003

For the three months ended March 31, 2016
Total (losses) gains included in earnings	$(197)	$1,737	$(883)
Change in unrealized (losses) gains for assets held at the end of the reporting period	$(60)	$1,604	$(937)

For the six months ended March 31, 2016
Total losses included in earnings	$(486)	$(1,719)	$(9,268)
Change in unrealized losses for assets held at the end of the reporting period	$(70)	$(1,852)	$(9,223)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Quantitative information about level 3 fair value measurements

The significant assumptions used in the valuation of level 3 financial instruments are as follows (the table that follows includes the significant majority of the financial instruments we hold that are classified as level 3 measures):

Level 3 financial instrument	Fair value at March 31, 2017 (in thousands)	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements:
Available for sale securities:
ARS:
Municipal obligations - issuer is a municipality	$10,590	Scenario 1 - recent trades	Observed trades (in inactive markets) of in-portfolio securities	80% of par - 80% of par (80% of par)
		Scenario 2 - Discounted cash flow	Average discount rate(a)	6.65% - 7.93% (7.29%)
			Average interest rates applicable to future interest income on the securities(b)	2.63% - 3.54% (3.09%)
			Prepayment year(c)	2019 - 2026 (2023)
			Weighting assigned to outcome of scenario1 / scenario 2	25%/75%
Municipal obligations - tax-exempt preferred securities	$15,138	Discounted cash flow	Average discount rate(a)	5.40% - 6.40% (5.90%)
			Average interest rates applicable to future interest income on the securities(b)	1.89% - 1.89% (1.89%)
			Prepayment year(c)	2017 - 2021 (2021)
Preferred securities - taxable	$105,418	Discounted cash flow	Average discount rate(a)	5.59% - 7.02% (6.18%)
			Average interest rates applicable to future interest income on the securities(b)	2.57% - 3.43% (2.71%)
			Prepayment year(c)	2017 - 2021 (2021)
Private equity investments (not measured at NAV):	$62,215	Income or market approach:
		Scenario 1 - income approach - discounted cash flow	Discount rate(a)	13% - 20% (18.1%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2019 - 2021 (2020)
		Scenario 2 - market approach - market multiple method	EBITDA Multiple(d)	5.25 - 7.5 (6.2)
			Weighting assigned to outcome of scenario 1/scenario 2	82%/18%
	$26,408	Transaction price or other investment-specific events(e)	Not meaningful(e)	Not meaningful(e)
Nonrecurring measurements:
Impaired loans: residential	$22,109	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.4 yrs.)
Impaired loans: corporate	$18,972	Appraisal or discounted cash flow value(f)	Not meaningful(f)	Not meaningful(f)

(a)	Represents discount rates used when we have determined that market participants would take these discounts into account when pricing the investments.

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

Private equity investments:

The significant unobservable inputs used in the fair value measurement of private equity investments relate to the financial performance of the investment entity and the market’s required return on investments from entities in industries in which we hold investments.  Significant increases (or decreases) in our investment entities’ future economic performance will have a corresponding increase (or decrease) on the valuation results.  The value of our investment moves inversely with the market’s expectation of returns from such investments.  Should the market require higher returns from industries in which we are invested, all other factors held constant, our investments will decrease in value.  Should the market accept lower returns from industries in which we are invested, all other factors held constant, our investments will increase in value.

Investments in private equity measured at net asset value per share

As more fully described in Note 2 on pages 115 - 116 of our 2016 Form 10-K, as a practical expedient, we utilize NAV or its equivalent to determine the recorded value of a portion of our private equity portfolio.

Our private equity portfolio as of March 31, 2017 includes various direct and third party private equity investments, and various private equity funds which we sponsor. The portfolio is primarily invested in a broad range of industries including leveraged buyouts, growth capital, distressed capital, venture capital and mezzanine capital.

Due to the closed-end nature of certain of our fund investments, such investments cannot be redeemed directly with the funds. Our investment is monetized through distributions received through the liquidation of the underlying assets of those funds.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The recorded value and unfunded commitments related to our private equity portfolio are as follows:

			Unfunded Commitment (1)
	Recorded Value		RJF	Noncontrolling Interest	Total
	(in thousands)
March 31, 2017
Private equity investments at NAV	$113,138	(2)	$23,135	$2,308	$25,443
Private equity investments at fair value	88,623
Total private equity investments	$201,761	(3)

September 30, 2016
Private equity investments at NAV	$111,469	(2)	$27,542	$3,001	$30,543
Private equity investments at fair value	83,165
Total private equity investments	$194,634	(3)

(1)
Unfunded commitments related to the portion of underlying investments held in our private equity portfolio. Such commitments are required to be funded either by RJF or by the holders of the noncontrolling interests.

(2)	We anticipate 90% of these funds will be liquidated over a period of five years or less. The remaining 10% of these funds we anticipate to be liquidated over a period of six to nine years.

(3)
The portions of these investments we do not own are $53 million and $51 million as of March 31, 2017 and September 30, 2016, respectively and as such are included as a component of noncontrolling interest in our Condensed Consolidated Statements of Financial Condition. Of the total private equity investments, the weighted average portion we own is $149 million or 74% and $144 million or 74% as of March 31, 2017 and September 30, 2016, respectively.

Many of these fund investments meet the definition of prohibited “covered funds” as defined by the Volcker Rule of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  During the quarter ended March 31, 2017, we received approval from the Board of Governors of the Federal Reserve System (the “Fed”) to continue to hold the majority of our “covered fund” investments for up to an additional five-year conformance period, thereby extending our applicable holding period until July 2022 for such investments.

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of March 31, 2017, we have not elected the fair value option for any of our financial assets or liabilities not already recorded at fair value.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated fair values by level within the fair value hierarchy and the carrying amounts of our financial instruments that are not carried at fair value are as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
	(in thousands)
March 31, 2017
Financial assets:
Bank loans, net (1)	$—	$120,388	$15,580,471	$15,700,859	$15,872,400
Loans to Financial advisors, net	$—	$—	$717,344	$717,344	$861,346
Financial liabilities:
Bank deposits	$—	$16,093,059	$282,509	$16,375,568	$16,377,544
Other borrowings (2)	$—	$31,562	$—	$31,562	$31,134
Senior notes payable	$—	$1,410,240	$—	$1,410,240	$1,339,582

September 30, 2016
Financial assets:
Bank loans, net (1)	$—	$196,109	$14,925,802	$15,121,911	$15,121,430
Loans to financial advisors, net	$—	$—	$706,717	$706,717	$838,721
Financial liabilities:
Bank deposits	$—	$13,947,310	$318,228	$14,265,538	$14,262,547
Other borrowings (2)	$—	$34,520	$—	$34,520	$33,391
Senior notes payable	$362,180	$1,452,071	$—	$1,814,251	$1,680,587

(1)	Excludes all impaired loans and loans held for sale which have been recorded at fair value in the Condensed Consolidated Statements of Financial Condition at March 31, 2017 and September 30, 2016.

(2)
Excludes the components of other borrowings that are recorded at amounts that approximate their fair value in the Condensed Consolidated Statements of Financial Condition at March 31, 2017 and September 30, 2016.

NOTE 6 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	March 31, 2017		September 30, 2016
	Trading instruments	Instruments sold but not yet purchased	Trading instruments	Instruments sold but not yet purchased
	(in thousands)
Municipal and provincial obligations	$239,807	$1,070	$274,163	$1,161
Corporate obligations	128,704	23,505	132,885	31,074
Government and agency obligations	80,009	328,609	49,598	266,682
Agency MBS and CMOs	137,052	45,644	164,663	2,804
Non-agency CMOs and ABS	56,404	—	34,428	—
Total debt securities	641,976	398,828	655,737	301,721

Derivative contracts (1)	28,066	56,032	55,703	8,835
Equity securities	21,130	16,618	16,029	18,382
Brokered certificates of deposit	32,445	—	35,206	—
Other	13,165	226	4,130	—
Total	$736,782	$471,704	$766,805	$328,938

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

There were $25 million and $33 million of proceeds from the sale of available for sale securities held by RJ Bank during the three and six months ended March 31, 2017, respectively, and the related losses on such sales were insignificant. There were no sales of available for sale securities held by RJ Bank during the three and six months ended March 31, 2016.

The proceeds from the sale of ARS during the three and six months ended March 31, 2017 were insignificant. There were $2 million of proceeds and an insignificant gain from the sale or redemption of ARS during the three and six months ended March 31, 2016.

The amortized cost and fair values of available for sale securities are as follows:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
March 31, 2017
Available for sale securities:
Agency MBS and CMOs	$1,557,075	$813	$(10,309)	$1,547,579
Non-agency CMOs (1)	35,153	—	(1,316)	33,837
Other securities	1,575	—	(23)	1,552
Total RJ Bank available for sale securities	1,593,803	813	(11,648)	1,582,968

Auction rate securities:
Municipal obligations	27,491	14	(1,777)	25,728
Preferred securities	103,204	2,256	(42)	105,418
Total auction rate securities	130,695	2,270	(1,819)	131,146
Total available for sale securities	$1,724,498	$3,083	$(13,467)	$1,714,114

September 30, 2016
Available for sale securities:
Agency MBS and CMOs	$680,341	$2,512	$(556)	$682,297
Non-agency CMOs (1)	53,427	9	(2,917)	50,519
Other securities	1,575	—	(158)	1,417
Total RJ Bank available for sale securities	735,343	2,521	(3,631)	734,233

Auction rate securities:
Municipal obligations	27,491	14	(2,358)	25,147
Preferred securities	103,226	—	(3,208)	100,018
Total auction rate securities	130,717	14	(5,566)	125,165
Total available for sale securities	$866,060	$2,535	$(9,197)	$859,398

(1)
As of March 31, 2017 and September 30, 2016 the non-credit portion of unrealized losses related to non-agency CMOs with previously recorded other-than-temporary impairment (“OTTI”) before taxes was $1 million and $2 million, respectively, recorded in accumulated other comprehensive income (loss) (“AOCI”). See Note 18 for additional information.

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

	March 31, 2017
	Within one year	After one but within five years	After five but within ten years	After ten years	Total
	($ in thousands)
Agency MBS & CMOs:
Amortized cost	$—	$55,577	$410,323	$1,091,175	$1,557,075
Carrying value	—	55,020	407,913	1,084,646	1,547,579
Weighted-average yield	—	1.78%	1.80%	1.99%	1.94%

Non-agency CMOs:
Amortized cost	$—	$—	$—	$35,153	$35,153
Carrying value	—	—	—	33,837	33,837
Weighted-average yield	—	—	—	2.86%	2.86%

Other securities:
Amortized cost	$—	$—	$—	$1,575	$1,575
Carrying value	—	—	—	1,552	1,552
Weighted-average yield	—	—	—	—	—

Sub-total agency MBS & CMOs, non-agency CMOs, and other securities:
Amortized cost	$—	$55,577	$410,323	$1,127,903	$1,593,803
Carrying value	—	55,020	407,913	1,120,035	1,582,968
Weighted-average yield	—	1.78%	1.80%	2.02%	1.96%

Auction rate securities:
Municipal obligations
Amortized cost	$—	$—	$—	$27,491	$27,491
Carrying value	—	—	—	25,728	25,728
Weighted-average yield	—	—	—	1.71%	1.71%

Preferred securities:
Amortized cost	$—	$—	$—	$103,204	$103,204
Carrying value	—	—	—	105,418	105,418
Weighted-average yield	—	—	—	1.71%	1.71%

Sub-total auction rate securities:
Amortized cost	$—	$—	$—	$130,695	$130,695
Carrying value	—	—	—	131,146	131,146
Weighted-average yield	—	—	—	1.71%	1.71%

Total available for sale securities:
Amortized cost	$—	$55,577	$410,323	$1,258,598	$1,724,498
Carrying value	—	55,020	407,913	1,251,181	1,714,114
Weighted-average yield	—	1.78%	1.80%	1.99%	1.94%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2017
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$1,130,874	$(9,967)	$21,830	$(342)	$1,152,704	$(10,309)
Non-agency CMOs	—	—	33,837	(1,316)	33,837	(1,316)
Other securities	1,552	(23)	—	—	1,552	(23)
ARS municipal obligations	—	—	25,480	(1,777)	25,480	(1,777)
ARS preferred securities	1,488	(42)	—	—	1,488	(42)
Total	$1,133,914	$(10,032)	$81,147	$(3,435)	$1,215,061	$(13,467)

	September 30, 2016
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$208,880	$(361)	$28,893	$(195)	$237,773	$(556)
Non-agency CMOs	4,256	(21)	44,137	(2,896)	48,393	(2,917)
Other securities	1,417	(158)	—	—	1,417	(158)
ARS municipal obligations	13,204	(697)	11,695	(1,661)	24,899	(2,358)
ARS preferred securities	98,489	(3,208)	—	—	98,489	(3,208)
Total	$326,246	$(4,445)	$84,725	$(4,752)	$410,971	$(9,197)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS and CMOs. At March 31, 2017 of the 102 U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, 99 were in a continuous unrealized loss position for less than 12 months and three were for 12 months or more. We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

Non-agency CMOs

All individual non-agency securities are evaluated for OTTI on a quarterly basis.  Only those non-agency CMOs whose amortized cost basis we do not expect to recover in full are considered to be other than temporarily impaired, as we have the ability and intent to hold these securities to maturity.

At March 31, 2017, all of our non-agency CMOs were in a continuous unrealized loss position for 12 months or more. Although we expect to recover all unrealized losses not already recorded in earnings on our non-agency CMOs, it is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in the cash flows expected to be collected on these securities and potential future OTTI losses. As residential mortgage loans are the underlying collateral of these securities, the unrealized losses at March 31, 2017 reflect the uncertainty in the markets for these instruments.

ARS

Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them. The par value of the ARS we hold as of March 31, 2017 is $153 million. Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired, as we have the ability and intent to hold these securities to maturity. All of our ARS securities are evaluated for OTTI on a quarterly basis.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2017, there was one ARS preferred security with a fair value less than its cost basis, indicating potential impairment. We analyzed the credit ratings associated with the security as an indicator of potential credit impairment and, including subsequent ratings changes, determined that this security maintained an investment grade rating by at least one rating agency. We have the ability and intent to hold this ARS preferred security to maturity and expect to recover the entire cost basis and therefore concluded that none of the potential impairment is related to potential credit loss.

Within our municipal ARS holdings as of March 31, 2017, there were nine municipal ARS with a fair value less than their cost basis, indicating potential impairment. We analyzed the credit ratings associated with these securities as an indicator of potential credit impairment, and including subsequent ratings changes, determined that all of these securities maintained investment grade ratings by at least one rating agency. We have the ability and intent to hold these securities to maturity and expect to recover their entire cost basis and therefore concluded that none of the potential impairment within our municipal ARS portfolio is related to potential credit loss.

Other-than-temporarily impaired securities

Although there is no intent to sell either our ARS or our non-agency CMOs, and it is not more likely than not that we will be required to sell these securities, as of March 31, 2017 we do not expect to recover the entire amortized cost basis of certain securities within the non-agency CMO available for sale security portfolio.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available for sale securities are as follows:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(in thousands)
Amount related to credit losses on securities we held at the beginning of the period	$5,754	$11,847	$8,107	$11,847
Decreases to the amount related to credit loss for securities sold during the period	—	—	(2,353)	—
Amount related to credit losses on securities we held at the end of the period	$5,754	$11,847	$5,754	$11,847

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the balances for both the held for sale and held for investment loan portfolios, as well as the associated percentage of each portfolio segment in RJ Bank’s total loan portfolio:

	March 31, 2017		September 30, 2016
	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	$208,315	1%	$214,286	1%
Loans held for investment:
Domestic:
C&I loans	6,099,750	38%	6,402,675	42%
CRE construction loans	119,815	1%	107,437	1%
CRE loans	2,464,727	15%	2,188,652	14%
Tax-exempt loans	852,021	5%	740,944	5%
Residential mortgage loans	2,813,148	17%	2,439,286	16%
SBL	2,060,535	13%	1,903,930	12%
Foreign:
C&I loans	1,181,468	7%	1,067,698	7%
CRE construction loans	—	—	15,281	—
CRE loans	417,209	3%	365,419	2%
Residential mortgage loans	2,848	—	2,283	—
SBL	919	—	897	—
Total loans held for investment	16,012,440		15,234,502
Net unearned income and deferred expenses	(39,832)		(40,675)
Total loans held for investment, net(1)	15,972,608		15,193,827

Total loans held for sale and investment	16,180,923	100%	15,408,113	100%
Allowance for loan losses	(186,234)		(197,378)
Bank loans, net	$15,994,689		$15,210,735

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At March 31, 2017, the Federal Home Loan Bank of Atlanta (“FHLB”) had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 12 for more information regarding borrowings from the FHLB.

Loans held for sale

RJ Bank originated or purchased $315 million and $837 million of loans held for sale during the three and six months ended March 31, 2017, respectively, and $398 million and $1 billion during the three and six months ended March 31, 2016. Proceeds from the sale of these held for sale loans amounted to $85 million and $235 million during the three and six months ended March 31, 2017, respectively, and $85 million and $171 million during the three and six months ended March 31, 2016. Net gains resulting from such sales and the unrealized losses recorded in the Condensed Consolidated Statements of Income and Comprehensive Income to reflect the loans held for sale at the lower of cost or market value were insignificant in all periods during the three and six months ended March 31, 2017 and 2016.

Purchases and sales of loans held for investment

As more fully described in Note 2 of our 2016 Form 10-K, corporate loan sales generally occur as part of a loan workout situation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	C&I	CRE	Residential mortgage	Total
	(in thousands)
Three months ended March 31, 2017
Purchases	$83,003	$—	$8,757	$91,760
Sales (1)	$90,949	$—	$—	$90,949

Six months ended March 31, 2017
Purchases	$197,652	$38,980	$90,419	$327,051
Sales (1)	$172,528	$—	$—	$172,528

Three months ended March 31, 2016
Purchases	$91,256	$7,040	$131,788	$230,084
Sales (1)	$36,569	$—	$—	$36,569

Six months ended March 31, 2016
Purchases	$149,107	$7,040	$210,823	$366,970
Sales (1)	$71,815	$—	$—	$71,815

(1)
Represents the recorded investment of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. Corporate loan sales generally occur as part of a loan workout situation.

Aging analysis of loans held for investment

The following table presents an analysis of the payment status of loans held for investment:

	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual (1)	Current and accruing	Total loans held for investment (2)
	(in thousands)
As of March 31, 2017:
C&I loans	$—	$—	$—	$6,428	$7,274,790	$7,281,218
CRE construction loans	—	—	—	—	119,815	119,815
CRE loans	—	—	—	—	2,881,936	2,881,936
Tax-exempt loans	—	—	—	—	852,021	852,021
Residential mortgage loans:
First mortgage loans	1,306	—	1,306	39,842	2,751,617	2,792,765
Home equity loans/lines	—	—	—	34	23,197	23,231
SBL	—	—	—	—	2,061,454	2,061,454
Total loans held for investment, net	$1,306	$—	$1,306	$46,304	$15,964,830	$16,012,440

As of September 30, 2016:
C&I loans	$—	$—	$—	$35,194	$7,435,179	$7,470,373
CRE construction loans	—	—	—	—	122,718	122,718
CRE loans	—	—	—	4,230	2,549,841	2,554,071
Tax-exempt	—	—	—	—	740,944	740,944
Residential mortgage loans:
First mortgage loans	1,766	—	1,766	41,746	2,377,357	2,420,869
Home equity loans/lines	—	—	—	37	20,663	20,700
SBL	—	—	—	—	1,904,827	1,904,827
Total loans held for investment, net	$1,766	$—	$1,766	$81,207	$15,151,529	$15,234,502

(1)	Includes $20 million and $54 million of nonaccrual loans at March 31, 2017 and September 30, 2016, respectively, which are performing pursuant to their contractual terms.

(2)	Excludes any net unearned income and deferred expenses.

Other real estate owned, included in other assets on our Condensed Consolidated Statements of Financial Condition, was $5 million at both March 31, 2017 and September 30, 2016. The recorded investment of mortgage loans secured by one-to-four

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

family residential properties for which formal foreclosure proceedings are in process was $22 million and $21 million at March 31, 2017 and September 30, 2016, respectively.

Impaired loans and troubled debt restructurings

The following table provides a summary of RJ Bank’s impaired loans:

	March 31, 2017			September 30, 2016
	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
	(in thousands)
Impaired loans with allowance for loan losses:(1)
C&I loans	$20,749	$38,147	$1,777	$35,194	$35,872	$13,351
Residential - first mortgage loans	28,569	37,871	2,719	30,393	41,337	3,147
Total	49,318	76,018	4,496	65,587	77,209	16,498

Impaired loans without allowance for loan losses:(2)
CRE loans	—	—	—	4,230	11,611	—
Residential - first mortgage loans	16,929	25,623	—	17,809	26,486	—
Total	16,929	25,623	—	22,039	38,097	—
Total impaired loans	$66,247	$101,641	$4,496	$87,626	$115,306	$16,498

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The preceding table includes $28 million residential first mortgage TDR’s at March 31, 2017, and $4 million CRE and $28 million residential first mortgage TDR’s at September 30, 2016.

The average balance of the total impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(in thousands)
Average impaired loan balance:
C&I loans	$23,060	$7,258	$27,934	$8,882
CRE loans	—	4,540	1,388	4,606
Residential mortgage loans:
First mortgage loans	45,547	52,713	46,040	53,223
Total	$68,607	$64,511	$75,362	$66,711

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$350	$334	$669	$707
Total	$350	$334	$669	$707

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

The credit quality of RJ Bank’s held for investment loan portfolio is as follows:

	Pass	Special mention(1)	Substandard(1)	Doubtful(1)	Total
	(in thousands)
March 31, 2017
C&I	$7,128,870	$37,247	$115,101	$—	$7,281,218
CRE construction	119,815	—	—	—	119,815
CRE	2,881,745	23	168	—	2,881,936
Tax-exempt	852,021	—	—	—	852,021
Residential mortgage:
First mortgage	2,730,417	10,881	51,467	—	2,792,765
Home equity	23,014	183	34	—	23,231
SBL	2,061,454	—	—	—	2,061,454
Total	$15,797,336	$48,334	$166,770	$—	$16,012,440

September 30, 2016
C&I	$7,241,055	$117,046	$112,272	$—	$7,470,373
CRE construction	122,718	—	—	—	122,718
CRE	2,549,672	—	4,399	—	2,554,071
Tax-exempt	740,944	—	—	—	740,944
Residential mortgage:
First mortgage	2,355,393	11,349	54,127	—	2,420,869
Home equity	20,413	182	105	—	20,700
SBL	1,904,827	—	—	—	1,904,827
Total	$14,935,022	$128,577	$170,903	$—	$15,234,502

(1)	Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for loan losses and reserve for unfunded lending commitments

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

	Loans held for investment
	C&I	CRE construction	CRE	Tax-exempt	Residential mortgage	SBL	Total
	(in thousands)
Three months ended March 31, 2017
Balance at beginning of period	$132,905	$2,103	$39,532	$4,493	$13,639	$5,008	$197,680
Provision (benefit) for loan losses	4,984	(576)	4,589	(140)	(1,078)	149	7,928
Net (charge-offs)/recoveries:
Charge-offs	(19,304)	—	—	—	(478)	—	(19,782)
Recoveries	—	—	—	—	295	—	295
Net charge-offs	(19,304)	—	—	—	(183)	—	(19,487)
Foreign exchange translation adjustment	75	—	38	—	—	—	113
Balance at end of period	$118,660	$1,527	$44,159	$4,353	$12,378	$5,157	$186,234

Six months ended March 31, 2017
Balance at beginning of period	$137,701	$1,614	$36,533	$4,100	$12,664	$4,766	$197,378
Provision (benefit) for loan losses	3,741	5	2,579	253	(81)	391	6,888
Net (charge-offs)/recoveries:
Charge-offs	(22,693)	—	—	—	(565)	—	(23,258)
Recoveries	—	—	5,013	—	360		5,373
Net (charge-offs)/recoveries	(22,693)	—	5,013	—	(205)	—	(17,885)
Foreign exchange translation adjustment	(89)	(92)	34	—	—	—	(147)
Balance at end of period	$118,660	$1,527	$44,159	$4,353	$12,378	$5,157	$186,234

Three months ended March 31, 2016
Balance at beginning of period	$128,721	$2,635	$31,304	$7,119	$12,265	$3,415	$185,459
Provision (benefit) for loan losses	9,590	(100)	1,149	(85)	(902)	(23)	9,629
Net (charge-offs)/recoveries:
Charge-offs	(1,427)	—	—	—	(369)	—	(1,796)
Recoveries	—	—	—	—	260	20	280
Net (charge-offs)/recoveries	(1,427)	—	—	—	(109)	20	(1,516)
Foreign exchange translation adjustment	415	18	215	—	—	—	648
Balance at end of period	$137,299	$2,553	$32,668	$7,034	$11,254	$3,412	$194,220

Six months ended March 31, 2016
Balance at beginning of period	$117,623	$2,707	$30,486	$5,949	$12,526	$2,966	$172,257
Provision (benefit) for loan losses	21,175	(152)	2,112	1,085	(1,106)	425	23,539
Net (charge-offs)/recoveries:
Charge-offs	(1,694)	—	—	—	(916)	—	(2,610)
Recoveries	—	—	—	—	750	21	771
Net (charge-offs)/recoveries	(1,694)	—	—	—	(166)	21	(1,839)
Foreign exchange translation adjustment	195	(2)	70	—	—	—	263
Balance at end of period	$137,299	$2,553	$32,668	$7,034	$11,254	$3,412	$194,220

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

	Loans held for investment
	Allowance for loan losses			Recorded investment(1)
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(in thousands)
March 31, 2017
C&I	$1,777	$116,883	$118,660	$6,428	$7,274,790	$7,281,218
CRE construction	—	1,527	1,527	—	119,815	119,815
CRE	—	44,159	44,159	—	2,881,936	2,881,936
Tax-exempt	—	4,353	4,353	—	852,021	852,021
Residential mortgage	2,721	9,657	12,378	54,125	2,761,871	2,815,996
SBL	—	5,157	5,157	—	2,061,454	2,061,454
Total	$4,498	$181,736	$186,234	$60,553	$15,951,887	$16,012,440

September 30, 2016
C&I	$13,351	$124,350	$137,701	$35,194	$7,435,179	$7,470,373
CRE construction	—	1,614	1,614	—	122,718	122,718
CRE	—	36,533	36,533	4,230	2,549,841	2,554,071
Tax-exempt	—	4,100	4,100	—	740,944	740,944
Residential mortgage	3,156	9,508	12,664	56,735	2,384,834	2,441,569
SBL	—	4,766	4,766	—	1,904,827	1,904,827
Total	$16,507	$180,871	$197,378	$96,159	$15,138,343	$15,234,502

(1)	Excludes any net unearned income and deferred expenses.

The reserve for unfunded lending commitments, included in trade and other payables on our Condensed Consolidated Statements of Financial Condition was $9 million at March 31, 2017, and $11 million at September 30, 2016.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

VIEs where we are the primary beneficiary

Of the VIEs in which we hold an interest, we have determined that certain Private Equity Interests, any LIHTC Funds where RJTCF provides an investor member with a guaranteed return on their investment, certain other LIHTC Funds, and the trust we utilize in connection with restricted stock unit awards granted to certain employees of our Canadian subsidiary (the “Restricted Stock Trust Fund”) require consolidation in our financial statements, as we are deemed the primary beneficiary of such VIEs.  The aggregate assets and liabilities of the VIEs we consolidate are provided in the table below.

	Aggregate assets (1)	Aggregate liabilities (1)
	(in thousands)
March 31, 2017
Private Equity Interests	$112,975	$4,344
Guaranteed LIHTC Fund (2)	53,456	2,718
Other LIHTC Funds	8,608	3,541
Restricted Stock Trust Fund	14,990	14,990
Total	$190,029	$25,593

September 30, 2016
Private Equity Interests	$140,870	$4,888
Guaranteed LIHTC Fund (2)	63,415	2,556
Restricted Stock Trust Fund	9,949	9,949
Total	$214,234	$17,393

(1)
Aggregate assets and aggregate liabilities may differ from the consolidated carrying value of assets and liabilities due to the elimination of intercompany assets and liabilities held by the consolidated VIE.

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

	March 31, 2017	September 30, 2016
	(in thousands)
Assets:
Cash and cash equivalents	$5,479	$8,302
Assets segregated pursuant to regulations and other segregated assets	2,426	2,412
Receivables, other	340	28,463
Intercompany receivables	481
Other investments	106,675	103,632
Investments in real estate partnerships held by consolidated variable interest entities	59,639	61,004
Trust fund investment in RJF common stock (1)	14,989	9,948
Total assets	$190,029	$213,761

Liabilities and equity:
Trade and other payables	$6,609	$3,617
Intercompany payables	18,686	15,703
Total liabilities	25,295	19,320
RJF equity	40,926	40,729
Noncontrolling interests	123,808	153,712
Total equity	164,734	194,441
Total liabilities and equity	$190,029	$213,761

(1)	Included in treasury stock in our Condensed Consolidated Statements of Financial Condition.

The following table presents information about the net income (loss) of the VIEs which we consolidate, and is included within our Condensed Consolidated Statements of Income and Comprehensive Income. The noncontrolling interests presented in this table represent the portion of the net income (loss) from these VIEs which are not ours.

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Interest	$2	$302	$418	$604
Other	190	555	2,432	1,044
Total revenues	192	857	2,850	1,648
Non-interest expenses (1)	5,967	6,522	7,996	7,797
Net loss including noncontrolling interests	(5,775)	(5,665)	(5,146)	(6,149)
Net income attributable to noncontrolling interests	(5,482)	(5,712)	(5,343)	(5,531)
Net (loss) income attributable to RJF	$(293)	$47	$197	$(618)

(1)	Primarily comprised of items reported in other expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

Low-income housing tax credit funds

RJTCF is the managing member or general partner in over 100 low-income housing tax credit funds having one or more investor members or limited partners, nearly all of these funds are determined to be VIEs. RJTCF has concluded that it is not the primary beneficiary of nearly all of the non-guaranteed LIHTC Fund VIEs and, accordingly, does not consolidate these funds. RJTCF consolidates the one Guaranteed LIHTC Fund VIE it sponsors (see Note 17 for further discussion of the guarantee obligation as well as other RJTCF commitments) as well as any non-guaranteed LIHTC fund of which it concludes it is the primary beneficiary.  RJTCF holds an interest in a limited number of LIHTC Funds it determines not to be VIEs and consolidates a number of such LIHTC funds through the application of the voting interest model.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

VIEs where we hold a variable interest but are not the primary beneficiary

Low-income housing tax credit funds

RJTCF does not consolidate the LIHTC Fund VIEs for which it determines it is not the primary beneficiary. Our risk of loss is limited to our investments in, advances to, and receivables due from these funds.

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

Private Equity Interests VIEs which we are not the primary beneficiary

As discussed in Note 2, we have an interest in a number of limited partnerships held as a part of our principal capital and private equity activities. We have determined that such entities are VIEs, however, we have concluded we are not the primary beneficiary of these Private Equity Interest VIEs. Accordingly, we do not consolidate these Private Equity Interests. The carrying value of our investment in the Private Equity Interests VIEs we do not consolidate represents our risk of loss related to such unconsolidated VIEs.

Aggregate assets, liabilities and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary, are provided in the table below.

	March 31, 2017			September 30, 2016
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
LIHTC Funds	$4,771,794	$1,778,932	$103,429	$4,217,812	$1,429,085	$83,562
NMTC Funds	30,231	87	9	65,338	68	12
Private Equity Interests	11,677,061	132,058	74,942	14,286,950	132,334	70,336
Other	140,609	73,974	3,259	144,579	83,174	2,240
Total	$16,619,695	$1,985,051	$181,639	$18,714,679	$1,644,661	$156,150

NOTE 10 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The following are our goodwill and net identifiable intangible asset balances as of the dates indicated:

	March 31, 2017	September 30, 2016
	(in thousands)
Goodwill	$407,012	$408,072
Identifiable intangible assets, net	89,210	96,370
Total goodwill and identifiable intangible assets, net	$496,222	$504,442

Our goodwill and identified intangible assets result from various acquisitions. As more fully described in Note 3, in fiscal 2016 we acquired Alex. Brown, 3Macs and Mummert, which included a number of identifiable intangible assets as well as goodwill. See Note 13 on pages 161 - 164 of our 2016 Form 10-K for a discussion of the components of our goodwill balance and additional information regarding our identifiable intangible assets. See the discussion of our intangible assets and goodwill accounting policies in Note 2 on pages 122 - 123 of our 2016 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Goodwill

The following summarizes our goodwill by segment, along with the balance and activity, as of the dates indicated:

	Three months ended March 31,			Six months ended March 31,
	Segment			Segment
	Private client group	Capital markets	Total	Private client group	Capital markets	Total
	(in thousands)
Fiscal year 2017
Goodwill as of beginning of period	$274,984	$131,513	$406,497	$275,521	$132,551	$408,072
Foreign currency translation	219	296	515	(318)	(742)	(1,060)
Impairment losses	—	—	—	—	—	—
Goodwill as of end of period	$275,203	$131,809	$407,012	$275,203	$131,809	$407,012

Fiscal year 2016
Goodwill as of beginning of period	$186,733	$120,902	$307,635	$186,733	$120,902	$307,635
Foreign currency translation	2,622	2,748	5,370	2,622	2,748	5,370
Impairment losses	—	—	—	—	—	—
Goodwill as of end of period	$189,355	$123,650	$313,005	$189,355	$123,650	$313,005

We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  During the quarter, we changed our annual goodwill impairment test date for all reporting units from December 31 to January 1; however, the results of our test did not change as we continue to evaluate balances as of December 31. We performed our latest annual goodwill impairment testing during the quarter ended March 31, 2017, evaluating balances as of December 31, 2016, and no impairment was identified. In that testing, we performed both a qualitative impairment assessment for certain of our reporting units and a quantitative impairment assessment for our two RJ Ltd. reporting units operating in Canada.

We assign goodwill to reporting units. Our reporting units include: a domestic Private Client Group (RJ&A domestic retail brokerage operations and our subsidiary The Producers Choice LLC (“TPC”)) and a Canadian Private Client Group (RJ Ltd. Private Client Group), each included in our Private Client Group segment; and RJ&A Fixed Income, U.S. Managed Equity Capital Markets, and RJ Ltd. Capital Markets (associated with our Canadian operations), each included in our Capital Markets segment.

Qualitative Assessments

For each reporting unit on which we performed a qualitative assessment, we determined whether it was more likely than not that the carrying value of the reporting unit, including the recorded goodwill, was in excess of the fair value of the reporting unit. In any instance in which we are unable to qualitatively conclude that it is more likely than not that the fair value of the reporting unit exceeds the reporting unit carrying value including goodwill, a quantitative analysis of the fair value of the reporting unit would be performed. Based upon the outcome of our qualitative assessments, we determined that no quantitative analysis of the fair value of any of the reporting units we elected to qualitatively analyze was required, and we concluded that none of the goodwill allocated to any of those reporting units was impaired. No events have occurred since our assessment that would cause us to update this impairment testing.

Quantitative Assessments

For our two RJ Ltd. reporting units, we elected not to perform a qualitative assessment and instead performed quantitative assessments of the equity value of each RJ Ltd. reporting unit that had an allocation of goodwill. In our determination of the reporting unit fair value of equity, we used a combination of the income approach and the market approach. Under the income approach, we used discounted cash flow models applied to each respective reporting unit. Under the market approach, we calculated an estimated fair value based on a combination of multiples of earnings of guideline companies in the brokerage and capital markets industry that are publicly traded on organized exchanges, and the book value of comparable transactions. The estimated fair value of the equity of the reporting unit resulting from each of these valuation approaches was dependent upon the estimates of future business unit revenues and costs. Such estimates were subject to critical assumptions regarding the nature and health of financial markets in future years as well as the discount rate to apply to the projected future cash flows. In estimating future cash flows, a balance sheet as of December 31, 2016 and a statement of operations for the last twelve months of activity for each reporting unit were compiled. Future balance sheets and statements of operations were then projected, and estimated future cash flows were

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

determined by the combination of these projections. The cash flows were discounted at the reporting units estimated cost of equity, which was derived through application of the capital asset pricing model. The valuation result from the market approach was dependent upon the selection of the comparable guideline companies and transactions and the earnings multiple applied to each respective reporting units’ projected earnings. Finally, significant management judgment was applied in determining the weight assigned to the outcome of the market approach and the income approach, which resulted in one single estimate of the fair value of the equity of the reporting unit.

The following summarizes certain key assumptions utilized in our quantitative analysis:

			Key assumptions
					Weight assigned to the outcome of:
Segment	Reporting unit	Goodwill as of December 31, 2016 (in thousands)	Discount rate used in the income approach	Multiple applied to revenue/EPS in the market approach	Income approach	Market approach
Private client group:	RJ Ltd. Private Client Group	$22,735	14.5%	1.2x/12.9x	75%	25%

Capital markets:	RJ Ltd. Capital Markets	$18,997	14.5%	1.2x/13.3x	75%	25%

The assumptions and estimates utilized in determining the fair value of reporting unit equity are sensitive to changes, including, but not limited to, a decline in overall market conditions, adverse business trends and changes in the regulations.

Based upon the outcome of our quantitative assessments, we concluded that none of the goodwill associated with our two RJ Ltd. reporting units was impaired.

No events have occurred since our quantitative assessments during the quarter ended March 31, 2017 that would cause us to update this impairment testing.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Identifiable intangible assets, net

The following table sets forth our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the periods indicated:

	Segment
	Private client group	Capital markets	Asset management	RJ Bank	Total
	(in thousands)
For the three months ended March 31, 2017
Net identifiable intangible assets as of beginning of period	$51,371	$26,334	$13,471	$1,522	$92,698
Additions	—	—	—	76	76
Amortization expense	(1,494)	(1,562)	(500)	(90)	(3,646)
Foreign currency translation	24	5	53	—	82
Impairment losses	—	—	—	—	—
Net identifiable intangible assets as of end of period	$49,901	$24,777	$13,024	$1,508	$89,210

For the six months ended March 31, 2017
Net identifiable intangible assets as of beginning of period	$52,936	$27,937	$14,101	$1,396	$96,370
Additions	—	—	—	207	207
Amortization expense	(3,014)	(3,127)	(998)	(182)	(7,321)
Foreign currency translation	(21)	(33)	(79)	—	(133)
Impairment losses	—	—	—	87	87
Net identifiable intangible assets as of end of period	$49,901	$24,777	$13,024	$1,508	$89,210

For the three months ended March 31, 2016
Net identifiable intangible assets as of beginning of period	$17,799	$31,211	$16,301	$1,461	$66,772
Additions	—	—	—	87	87
Amortization expense	(384)	(1,319)	(565)	(95)	(2,363)
Foreign currency translation	—	—	(537)	—	(537)
Impairment losses	—	—	—	—	—
Net identifiable intangible assets as of end of period	$17,415	$29,892	$15,199	$1,453	$63,959

For the six months ended March 31, 2016
Net identifiable intangible assets as of beginning of period	$18,182	$32,532	$17,137	$1,476	$69,327
Additions	—	—	—	160	160
Amortization expense	(767)	(2,640)	(1,181)	(183)	(4,771)
Foreign currency translation	—	—	(537)	—	(537)
Impairment losses	—	—	—	—	—
Other	—	—	(220)	—	(220)
Net identifiable intangible assets as of end of period	$17,415	$29,892	$15,199	$1,453	$63,959

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Identifiable intangible assets by type are presented below:

	March 31, 2017		September 30, 2016
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
	(in thousands)
Customer relationships	$99,359	$(27,050)	$99,470	$(22,895)
Trade name	8,118	(1,281)	8,172	(499)
Developed technology	12,630	(11,543)	12,630	(10,280)
Intellectual property	509	(98)	516	(73)
Non-compete agreements	3,309	(1,067)	3,314	(612)
Seller relationship agreements	5,300	(485)	5,300	(69)
Mortgage servicing rights	2,265	(756)	2,144	(748)
Total	$131,490	$(42,280)	$131,546	$(35,176)

NOTE 11 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit of RJ Bank. The following table presents a summary of bank deposits including the weighted-average rate:

	March 31, 2017		September 30, 2016
	Balance	Weighted-average rate (1)	Balance	Weighted-average rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$5,848	0.01%	$4,958	0.01%
Demand deposits (non-interest-bearing)	19,239	—	7,264	—
Savings and money market accounts	16,067,972	0.08%	13,935,089	0.05%
Certificates of deposit	284,485	1.52%	315,236	1.55%
Total bank deposits(2)	$16,377,544	0.10%	$14,262,547	0.08%

(1)	Weighted-average rate calculation is based on the actual deposit balances at March 31, 2017 and September 30, 2016, respectively.

(2)
Bank deposits exclude affiliate deposits of $292 million at March 31, 2017, and $353 million at September 30, 2016. These affiliate deposits include $282 million as of March 31, 2017, and $350 million at September 30, 2016, held in a deposit account at RJ Bank on behalf of RJF.

RJ Bank’s savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”) administered by RJ&A. The aggregate amount of time deposit account balances that exceed the FDIC insurance limit at March 31, 2017 is $20 million.

Scheduled maturities of certificates of deposit are as follows:

	March 31, 2017		September 30, 2016
	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
	(in thousands)
Three months or less	$9,041	$8,126	$14,252	$12,663
Over three through six months	8,013	5,507	14,191	9,750
Over six through twelve months	2,696	2,943	15,452	12,321
Over one through two years	49,283	18,401	32,816	11,060
Over two through three years	48,911	23,858	43,730	22,148
Over three through four years	46,548	26,313	58,425	28,863
Over four through five years	22,071	12,774	26,173	13,392
Total	$186,563	$97,922	$205,039	$110,197

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest expense on deposits is summarized as follows:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(in thousands)
Certificates of deposit	$999	$1,406	$2,134	$2,854
Money market, savings and NOW accounts (1)	2,398	1,346	4,046	1,917
Total interest expense on deposits	$3,397	$2,752	$6,180	$4,771

(1)	Excludes interest expense associated with affiliate deposits.

NOTE 12 – OTHER BORROWINGS

The following table details the components of other borrowings:

	March 31, 2017		September 30, 2016
	(in thousands)
Other borrowings:
FHLB advances	$675,000	(1)	$575,000	(2)
Borrowings on secured lines of credit (3)	50,000		—
Mortgage notes payable (4)	31,134		33,391
Borrowings on ClariVest revolving credit facility (5)	233		267
Borrowings on unsecured lines of credit (6)	—		—
Total other borrowings	$756,367		$608,658

(1)
Borrowings from the FHLB as of March 31, 2017 are comprised of both floating and fixed-rate advances. As of March 31, 2017 the floating-rate FHLB advances have interest rates which reset quarterly and total $650 million with $100 million maturing in June 2018 and $550 million maturing in September 2018. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting all of these balances subject to variable interest rates to a fixed interest rate. Refer to Note 14 for information regarding these interest rate swaps which are accounted for as hedging instruments. The fixed-rate FHLB advance, in the amount of $25 million, matures in October 2020 and bears interest at a rate of 3.4%. All of the FHLB advances are secured by a blanket lien granted to the FHLB on RJ Bank’s residential mortgage loan portfolio. The weighted average interest rate on these advances as of March 31, 2017 is 1.3%.

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

(4)
Mortgage notes payable pertain to mortgage loans on our corporate headquarters offices located in St. Petersburg, Florida. These mortgage loans are secured by land, buildings, and improvements with a net book value of $43 million at March 31, 2017.  These mortgage loans bear interest at 5.7% with repayment terms of monthly interest and principal debt service and have a January 2023 maturity.

(5)
ClariVest Asset Management, LLC (“ClariVest”), a subsidiary of Eagle, is a party to a revolving line of credit provided by a third party lender (the “ClariVest Facility”). The maximum amount available to borrow under the ClariVest Facility is $500 thousand, bearing interest at a variable rate which is 1% over the lender’s prime rate. The ClariVest Facility expires in September 2018.

(6)
In August 2015, RJF entered into a revolving credit facility agreement in which the lenders are a number of financial institutions (the “RJF Credit Facility”). This committed unsecured borrowing facility provides for maximum borrowings of up to $300 million, at variable rates of interest. There are no borrowings outstanding on the RJF Credit Facility as of either March 31, 2017 or September 30, 2016. In May 2017, the maturity date of the RJF Credit Facility was extended from August 2020 to May 2022. Borrowings on unsecured lines of credit, with the exception of the RJF Credit Facility, are day-to-day and are generally utilized for cash management purposes.

There were other collateralized financings outstanding in the amount of $222 million and $193 million as of March 31, 2017 and September 30, 2016, respectively. These other collateralized financings are included in securities sold under agreements to repurchase (“repurchase agreements”) on the Condensed Consolidated Statements of Financial Condition. These financings are

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

collateralized by non-customer, RJ&A-owned securities. See Note 15 for additional information regarding offsetting asset and liability balances as well as additional information regarding the collateral.

NOTE 13 – SENIOR NOTES PAYABLE

The following summarizes our senior notes payable:

	March 31, 2017	September 30, 2016
	(in thousands)
8.60% senior notes, due 2019	$300,000	$300,000
5.625% senior notes, due 2024	250,000	250,000
3.625% senior notes, due 2026	500,000	500,000
4.95% senior notes, due 2046	300,000	300,000
6.90% senior notes, due 2042	—	350,000
	1,350,000	1,700,000
Unaccreted discount	(1,515)	(1,601)
Unamortized debt issuance costs	(8,903)	(17,812)
Total senior notes payable	$1,339,582	$1,680,587

In August 2009, we sold in a registered underwritten public offering $300 million in aggregate principal amount of 8.60% senior notes due August 2019. Interest on these senior notes is payable semi-annually. We may redeem some or all of these senior notes at any time prior to their maturity, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 50 basis points, plus accrued and unpaid interest thereon to the redemption date.

In March 2012, we sold in a registered underwritten public offering $250 million in aggregate principal amount of 5.625% senior notes due April 2024. Interest on these senior notes is payable semi-annually. We may redeem some or all of these senior notes at any time prior to their maturity, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 50 basis points, plus accrued and unpaid interest thereon to the redemption date.

In July 2016, we sold in a registered underwritten public offering $500 million in aggregate principal amount of 3.625% senior notes due September 2026. Interest on these senior notes is payable semi-annually. We may redeem some or all of these senior notes at any time prior to their maturity, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 35 basis points, plus accrued and unpaid interest thereon to the redemption date.

In July 2016, we sold in a registered underwritten public offering $300 million in aggregate principal amount of 4.95% senior notes due July 2046. Interest on these senior notes is payable semi-annually. We may redeem some or all of these senior notes at any time prior to their maturity, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 45 basis points, plus accrued and unpaid interest thereon to the redemption date.

In March 2012, we sold in a registered underwritten public offering $350 million in aggregate principal amount of 6.90% senior notes due 2042. The notes were redeemed in March 2017 as discussed below.

Redemption at par of certain senior notes

On March 15, 2017 (the “Redemption Date”), we redeemed all of our outstanding 6.90% Senior Notes due 2042. The aggregate principal amount outstanding of the 6.90% Senior Notes was $350 million. The redemption price on the Redemption Date was equal to the principal, plus accrued and unpaid interest thereon to the Redemption Date. Unamortized debt issuance costs as of the Redemption Date of $8 million were accelerated and are included in Other expenses in our Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended March 31, 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Issuance of senior notes subsequent to March 31, 2017

On May 5, 2017, we announced the issuance of $500 million in aggregate principal amount of 4.95% senior notes through the reopening of our July 2016 $300 million of 4.95% senior notes due 2046, in a registered public offering. The notes are treated as a single series with the July 2016 notes and have the same terms. The aggregate net proceeds, after underwriting discounts and commissions and estimated expenses, are expected to be used for working capital and for general corporate purposes.

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

In our over-the-counter market activities, we enter into interest rate swaps and futures contracts either as part of our fixed income business to facilitate client transactions, to hedge a portion of our trading inventory or, to a limited extent, for our own account. The majority of these derivative positions are executed in the over-the-counter market, either directly with financial institutions or trades cleared through a clearing organization (together referred to as the “OTC Derivatives Operations”). Cash flows related to the interest rate contracts arising from the OTC Derivative Operations are included as operating activities (the “trading instruments, net” line) on the Condensed Consolidated Statements of Cash Flows.

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

Any collateral required to be exchanged under the contracts arising from the Offsetting Matched Book Derivatives Operations is administered directly by the client and the third party financial institution. RJFP does not hold any collateral, or administer any collateral transactions, related to these instruments. We record the value of each derivative position arising from the Offsetting Matched Book Derivatives Operations at fair value, as either an asset or offsetting liability, presented as “Derivative instruments associated with offsetting matched book positions,” on our Condensed Consolidated Statements of Financial Condition.

The receivable for uncollected derivative transaction fee revenues of RJFP is $5 million and $7 million at March 31, 2017 and September 30, 2016, respectively, and is included in other receivables on our Condensed Consolidated Statements of Financial Condition.

None of the derivatives described above arising from either our OTC Derivatives Operations or our Offsetting Matched Book Derivatives Operations are designated as fair value or cash flow hedges.

Derivatives arising from RJ Bank’s business operations

We enter into forward foreign exchange contracts and interest rate swaps as part of RJ Bank’s business operations through its hedging activities (see Note 2 on pages 114 - 115 of the 2016 Form 10-K for the accounting policies associated with these transactions). Each of these activities is described further below.

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

Description of collateral related to derivative contracts

To reduce credit exposure on certain of our derivative transactions, we may enter into a master netting arrangement that allows for net settlement of all derivative transactions with each counterparty.  In addition, the credit support annex allows parties to the master netting agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  We accept collateral in the form of cash or other marketable securities.  Where permitted, we elect to net-by-counterparty certain derivative contracts entered into under a legally enforceable master netting agreement and, therefore, the fair value of those derivative contracts are netted by counterparty in the Condensed Consolidated Statements of Financial Condition. As we elect to net-by-counterparty the fair value of such derivative contracts, we also net-by-counterparty any cash collateral exchanged as part of those derivative agreements. Refer to Note 15 for additional information regarding offsetting asset and liability balances.

We are required to maintain cash or marketable security deposits with the clearing organizations we utilize to clear certain of our interest rate derivative transactions. These deposits, referred to as “initial margin,” are a component of deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition. On a daily basis we also pay cash to or receive cash from these clearing organizations due to changes in the fair value of the derivatives which they clear. Such payments are referred to as “variation margin.” During the three months ended March 31, 2017, the Chicago Mercantile Exchange, a clearing organization we utilize to clear certain of our interest rate derivatives, adopted a rule change which requires variation margin to be considered settlement of the related derivatives instead of collateral. The impact of this change on our Condensed Consolidated Statements of Financial Condition was to reduce the gross fair value of these derivative assets and/or liabilities by the amount of variation margin received or paid on the related derivatives. Prior to the three months ended March 31, 2017, such balances were included as a component of deposits with clearing organizations when such balances were in an asset position, or trade and other payables when such balances were in a liability position, on our Condensed Consolidated Statements of Financial Condition.

The cash collateral included in the net fair value of all open derivative asset positions arising from our OTC Derivatives Operations aggregates to a net liability of $19 million as of March 31, 2017 and a net asset of $33 million as of September 30, 2016.  The cash collateral included in the net fair value of all open derivative liability positions from our OTC Derivatives Operations aggregates to a net asset of $9 million and $3 million at March 31, 2017 and September 30, 2016, respectively.  Our maximum loss exposure under the interest rate swap contracts arising from our OTC Derivatives Operations at March 31, 2017 is $23 million.

RJ Bank provides to counterparties for the benefit of its U.S. subsidiaries, a guarantee of payment in the event of the subsidiaries’ default under forward foreign exchange contracts.  Due to this RJ Bank guarantee and the short-term nature of these derivatives, RJ Bank’s U.S. subsidiaries are generally not required to post collateral with and do not generally receive collateral from the respective counterparties.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Derivative balances included in our financial statements

See the table below for the notional and fair value amounts of both the asset and liability derivatives. The fair value in the table below is presented on a gross basis before netting of cash collateral and before any netting by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net. See Note 15 for additional information regarding offsetting asset and liability balances.

	March 31, 2017			September 30, 2016
	Asset derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
	(in thousands)
Derivatives designated as hedging instruments:
RJ Bank business operations
Forward foreign exchange contracts (1)	Prepaid expenses and other assets	$—	$—	Prepaid expenses and other assets	$988,200	$1,396
Derivatives not designated as hedging instruments:
OTC derivatives operations
Interest rate contracts	Trading instruments	$2,066,707	$68,747	Trading instruments	$2,036,233	$153,482
Interest rate contracts (1)	Trading instruments	$135,558	$5,024	Trading instruments	$121,715	$9,760
RJ Bank business operations
Forward foreign exchange contracts (1)	Prepaid expenses and other assets	$—	$—	Prepaid expenses and other assets	$411,300	$620
Forward foreign exchange contracts (2)	Prepaid expenses and other assets	$42,000	$276	Prepaid expenses and other assets	$—	$—
Other
Interest rate contracts	Derivative instruments associated with offsetting matched book positions	$1,439,519	$285,898	Derivative instruments associated with offsetting matched book positions	$1,469,295	$422,196
	Liability derivatives
Derivatives designated as hedging instruments:
RJ Bank business operations
Interest rate contracts	Trade and other payables	$650,000	$941	Trade and other payables	$550,000	$26,671
Forward foreign exchange contracts (1)	Trade and other payables	$1,054,100	$4,241	Trade and other payables	$—	$—
Derivatives not designated as hedging instruments:
OTC derivatives operations
Interest rate contracts	Trading instruments sold	$2,864,319	$89,066	Trading instruments sold	$1,997,100	$145,296
Interest rate contracts (1)	Trading instruments sold	$150,343	$2,181	Trading instruments sold	$133,108	$6,398
RJ Bank business operations
Forward foreign exchange contracts (1)	Trade and other payables	$457,200	$1,686	Trade and other payables	$—	$—
Other
Interest rate contracts	Derivative instruments associated with offsetting matched book positions	$1,439,519	$285,898	Derivative instruments associated with offsetting matched book positions	$1,469,295	$422,196
DBRSUs (3)	Accrued compensation, commissions and benefits	$25,621	$25,621	Accrued compensation, commissions and benefits	$17,769	$17,769

(1)	The notional amount presented is denominated in Canadian currency.

(2)	The notional amount presented is denominated in Euro currency.

(3)
This derivative liability arose from our fiscal year 2016 acquisition of Alex. Brown (see Note 3 for information regarding this acquisition), whereby we assumed certain DBRSU awards. The notional amount for this derivative is the number of outstanding DBRSU awards to be settled in DB common shares multiplied by the end of reporting period DB share price, as traded on the New York Stock Exchange. The fair value of this derivative includes both the pre-combination and the post-combination share obligation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Gains (losses) recognized in AOCI, net of income taxes on derivatives are as follows (see Note 18 for additional information):

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(in thousands)
Forward foreign exchange contracts	$(4,539)	$(23,411)	$6,787	$(11,174)
RJ Bank Interest Hedges	1,531	(11,469)	27,269	(8,204)
Total (losses) gains recognized in AOCI, net of taxes	$(3,008)	$(34,880)	$34,056	$(19,378)

There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for each of the three and six months ended March 31, 2017 and 2016. We expect to reclassify an estimated $4 million as additional interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is 10 years.

The table below sets forth the impact of the derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Location of the impact recognized on derivatives in the Condensed Consolidated Statements of Income and Comprehensive Income	Gain (loss) recognized during the period
		Three months ended March 31,		Six months ended March 31,
		2017	2016	2017	2016
		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts - OTC Derivatives Operations	Net trading profit	$1,965	$1,365	$4,194	$1,773
Interest rate contracts - Offsetting Match Book Derivatives Operations	Other revenues	$21	$23	$(5)	$46
Forward foreign exchange contracts - RJ Bank business operations	Other revenues	$(2,278)	$(12,970)	$5,636	$(7,412)
DBRSUs (1)	Compensation, commissions and benefits expense	$1,256	$—	$(5,469)	$—
DBRSUs (2)	Acquisition-related expenses	$(2,733)	$—	$(2,383)	$—

(1)
We also hold shares of DB as of March 31, 2017 as an economic hedge against this obligation. The change in value of such DB shares is recorded as a component of compensation, commissions and benefits expense on our Condensed Consolidated Statements of Income and Comprehensive Income, and offsets a portion of the change in value of the DBRSUs.

(2)
Includes the impact on the DBRSU obligation of the DB rights offering during the three months ended March 31, 2017 and from forfeitures which occurred during the periods presented. The impact of the DB rights offering on the DBRSU obligation was partially offset by a gain on the rights offering related to our economic hedge, which was also reported in acquisition-related expenses.

Risks associated with, and our risk mitigation related to, our derivative contracts

Credit risk

We are exposed to credit losses in the event of nonperformance by the counterparties to forward foreign exchange derivative agreements, futures contracts and the interest rate contracts associated with our OTC Derivatives Operations that are not cleared through a clearing organization. Where we are subject to credit exposure, we perform a credit evaluation of counterparties prior to entering into derivative transactions and we monitor their credit standings.  Currently, we anticipate that all of the counterparties will be able to fully satisfy their obligations under those agreements.  We may require collateral from counterparties in the form of cash deposits or other marketable securities to support certain of these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest rate and foreign exchange risk

We are exposed to interest rate risk related to the interest rate derivative agreements arising from certain of our OTC Derivatives Operations and RJ Bank Interest Hedges.  We are also exposed to foreign exchange risk related to our futures contracts and forward foreign exchange derivative agreements.  On a daily basis, we monitor our risk exposure in our derivative agreements based on established limits with respect to a number of factors, including interest rate, foreign exchange spot and forward rates, spread, ratio, basis and volatility risks.  These exposures are monitored both on a total portfolio basis and separately for each agreement for selected maturity periods.

Derivatives with credit-risk-related contingent features

Certain of the derivative instruments arising from our OTC Derivatives Operations and from RJ Bank’s forward foreign exchange contracts contain provisions that require our debt to maintain an investment grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could terminate and request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at March 31, 2017 and September 30, 2016 is $5 million and $3 million, respectively, for which we have posted collateral of $1 million and $2 million, respectively, in the ordinary course of business. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2017 and September 30, 2016, we would have been required to post an additional $4 million and $1 million, respectively, of collateral to our counterparties.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15 – DISCLOSURE OF OFFSETTING ASSETS AND LIABILITIES, COLLATERAL, ENCUMBERED ASSETS AND REPURCHASE AGREEMENTS

Offsetting assets and liabilities

The following table presents information about the financial and derivative instruments that are offset or subject to an enforceable master netting arrangement or other similar agreement as of the dates indicated:

				Gross amounts not offset in the Statements of Financial Condition
	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Statements of Financial Condition	Net amounts presented in the Statements of Financial Condition	Financial instruments		Cash (received) paid	Net amount
	(in thousands)
As of March 31, 2017:
Assets
Securities purchased under agreements to resell and other collateralized financings	$535,224	$—	$535,224	$(535,224)	(1)	$—	$—
Derivatives - interest rate contracts(2)	73,771	(45,705)	28,066	(5,179)		—	22,887
Derivatives - forward foreign exchange contracts(3)	276	—	276	—		—	276
Derivative instruments associated with offsetting matched book positions	285,898	—	285,898	(285,898)	(4)	—	—
Stock borrowed	132,049	—	132,049	(128,496)		—	3,553
Total assets	$1,027,218	$(45,705)	$981,513	$(954,797)		$—	$26,716
Liabilities
Securities sold under agreements to repurchase	$(222,476)	$—	$(222,476)	$222,476	(5)	$—	$—
Derivatives - interest rate contracts(2)	(91,247)	35,215	(56,032)	—		—	(56,032)
Derivatives - forward foreign exchange contracts(3)	(5,927)	—	(5,927)	—		—	(5,927)
Derivatives - RJ Bank Interest Hedges (6)	(941)	—	(941)	—		—	(941)
DBRSUs(7)	(25,621)	—	(25,621)	—		—	(25,621)
Derivative instruments associated with offsetting matched book positions	(285,898)	—	(285,898)	285,898	(4)	—	—
Stock loaned	(403,542)	—	(403,542)	389,464		—	(14,078)
Total liabilities	$(1,035,652)	$35,215	$(1,000,437)	$897,838		$—	$(102,599)
As of September 30, 2016:
Assets
Securities purchased under agreements to resell and other collateralized financings	$470,222	$—	$470,222	$(470,222)	(1)	$—	$—
Derivatives - interest rate contracts(2)	163,242	(107,539)	55,703	(29,028)		—	26,675
Derivatives - forward foreign exchange contracts(3)	2,016	—	2,016	—		—	2,016
Derivative instruments associated with offsetting matched book positions	422,196	—	422,196	(422,196)	(4)	—	—
Stock borrowed	170,860	—	170,860	(167,169)		—	3,691
Total assets	$1,228,536	$(107,539)	$1,120,997	$(1,088,615)		$—	$32,382
Liabilities
Securities sold under agreements to repurchase	$(193,229)	$—	$(193,229)	$193,229	(5)	$—	$—
Derivatives - interest rate contracts(2)	(151,694)	142,859	(8,835)	2,437		—	(6,398)
Derivatives - RJ Bank Interest Hedges (6)	(26,671)	—	(26,671)	—		26,671	—
DBRSUs(7)	(17,769)	—	(17,769)	—		—	(17,769)
Derivative instruments associated with offsetting matched book positions	(422,196)	—	(422,196)	422,196	(4)	—	—
Stock loaned	(677,761)	—	(677,761)	664,870		—	(12,891)
Total liabilities	$(1,489,320)	$142,859	$(1,346,461)	$1,282,732		$26,671	$(37,058)

The text of the footnotes in the above table are on the following page.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The text of the footnotes to the table on the previous page are as follows:

(1)
We are over-collateralized since the fair value amount of financial instruments pledged as collateral for securities purchased under agreements to resell (“reverse repurchase agreements”) and other collateralized financings amounts to $549 million and $486 million as of March 31, 2017 and September 30, 2016, respectively.

(2)	Derivatives - interest rate contracts are included in trading instruments on our Condensed Consolidated Statements of Financial Condition. See Note 14 for additional information.

(3)
These contracts are associated with RJ Bank’s activities to hedge its foreign currency exposure and are included in prepaid expenses and other assets and trade and other payables in our Condensed Consolidated Statements of Financial Condition. See Note 14 for additional information.

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

(5)
We are over-collateralized since the fair value amount of financial instruments pledged as collateral for repurchase agreements amounts to $229 million and $200 million as of March 31, 2017 and September 30, 2016, respectively.

(6)
These contracts are associated with our RJ Bank Interest Hedges and are included in trade and other payables in our Condensed Consolidated Statements of Financial Condition. See Note 14 for additional information.

(7)
The derivative arose from our fiscal year 2016 acquisition of Alex. Brown, see the discussion of the circumstances giving rise to this derivative in Note 3 on pages 127 - 129 of our 2016 Form 10-K. As of March 31, 2017, we hold shares of DB with a fair value of $19 million as an economic hedge against the DBRSU obligation. As of September 30, 2016, such holdings amounted to shares of DB with a fair value of $12 million. See additional discussion of the DBRSUs in Note 20.

The table above excludes initial margin on derivative transactions posted with clearing organizations of $25 million and $20 million as of March 31, 2017 and September 30, 2016, respectively.  These deposits are included in deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition. See Note 14 for additional information.

For financial statement purposes, we do not offset our reverse repurchase agreements, repurchase agreements, securities borrowing and securities lending transactions because the conditions for netting as specified by GAAP are not met. Our reverse repurchase agreements, repurchase agreements, securities borrowing and securities lending transactions are governed by master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the parties to the transaction. Although not offset on the Condensed Consolidated Statements of Financial Condition, these transactions are included in the preceding table.

Collateral

We receive cash and securities as collateral, primarily in connection with reverse repurchase agreements and other collateralized financings, securities borrowed, derivative transactions not transacted through a clearing organization, and client margin loans arising from our domestic operations. The cash collateral we receive is primarily associated with our OTC Derivative Operations (see Note 14 for additional information). The collateral we receive reduces our credit exposure to individual counterparties.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents financial instruments at fair value that we received as collateral, are not included on our Condensed Consolidated Statements of Financial Condition, and that were available to be delivered or repledged, along with the balances of such instruments that were delivered or repledged, to satisfy one of our purposes described above:

	March 31, 2017		September 30, 2016
	(in thousands)
Collateral we received that is available to be delivered or repledged	$2,937,994		$2,925,335
Collateral that we delivered or repledged	$1,191,877	(1)	$1,536,393	(2)

(1)
The collateral delivered or repledged as of March 31, 2017, includes client margin securities which we pledged with a clearing organization in the amount of $255 million which were applied against our requirement of $224 million.

(2)
The collateral delivered or repledged as of September 30, 2016, includes client margin securities which we pledged with a clearing organization in the amount of $389 million which were applied against our requirement of $203 million.

Encumbered assets

We pledge certain of our financial instruments to collateralize either repurchase agreements, other secured borrowings, or to satisfy our settlement requirements, with counterparties who may or may not have the right to deliver or repledge such securities.

The table below presents information about the fair value of our assets that have been pledged for one of the purposes described above:

	March 31, 2017		September 30, 2016
	(in thousands)
Financial instruments owned, at fair value, pledged to counterparties that:
Had the right to deliver or repledge	$617,310		$587,369
Did not have the right to deliver or repledge	$50,115	(1)	$25,200	(2)

(1)
Assets delivered or repledged as of March 31, 2017, includes securities which we pledged with a clearing organization in the amount of $44 million which were applied against our requirement of $224 million (client margin securities we pledged which are described in the preceding table constitute the remainder of the assets pledged to meet the requirement).

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

Repurchase agreements, repurchase-to-maturity transactions and securities lending transactions accounted for as secured borrowings

We enter into repurchase agreements where we sell securities under agreements to repurchase and also engage in securities lending transactions. These activities are accounted for as collateralized financings. Our repurchase agreements would include “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security, if any, that we are a party to as of period-end. As of both March 31, 2017 and September 30, 2016, we did not have any “repurchase-to-maturity” agreements. See Note 2 on pages 110 and 117, respectively, of our 2016 Form 10-K for a discussion of our respective reverse repurchase agreements and repurchase agreements, and securities borrowed and securities loaned accounting policies.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the remaining contractual maturity of repurchase agreements and securities lending transactions accounted for as secured borrowings:

	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
	(in thousands)
As of March 31, 2017:

Repurchase agreements
Government and agency obligations	$114,147	$—	$—	$—	$114,147
Agency MBS and CMOs	108,329	—	—	—	108,329
Total Repurchase Agreements	222,476	—	—	—	222,476

Securities lending
Equity securities	403,542	—	—	—	403,542
Total	$626,018	$—	$—	$—	$626,018
Gross amounts of recognized liabilities for repurchase agreements and securities lending transactions included in the Offsetting Assets and Liabilities table included within this footnote					$626,018
Amounts related to repurchase agreements and securities lending transactions not included in the Offsetting Assets and Liabilities table included within this footnote					$—

As of September 30, 2016:

Repurchase agreements
Government and agency obligations	$92,804	$6,252	$—	$—	$99,056
Agency MBS and CMOs	92,422	1,751	—	—	94,173
Total Repurchase Agreements	185,226	8,003	—	—	193,229

Securities lending
Equity securities	677,761	—	—	—	677,761
Total	$862,987	$8,003	$—	$—	$870,990
Gross amounts of recognized liabilities for repurchase agreements and securities lending transactions included in the Offsetting Assets and Liabilities table included within this footnote					$870,990
Amounts related to repurchase agreements and securities lending transactions not included in the Offsetting Assets and Liabilities table included within this footnote					$—

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

For the three and six months ended March 31, 2017, our effective income tax rates are 31.9% and 30.3%, respectively, which are lower than the 33.9% effective tax rate for fiscal year 2016. The decrease in the current period effective tax rate compared to the fiscal year 2016 effective tax rate was primarily due to the impact of the adoption of the new share-based payment accounting guidance described in the preceding paragraph, which had a favorable impact of 6% on our effective rate for the six months ended

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2017. To a much lesser extent, other factors, such as valuation gains associated with our company-owned life insurance which are not subject to tax, and tax-exempt interest, also favorably impacted our effective tax rate in the current period. The fiscal year 2016 effective tax rate was favorably impacted by a number of factors or events which have not recurred in the current period.

We anticipate that the uncertain tax position liability balance may decrease by $2 million over the next twelve months as a result of the resolution of additional state tax audits.

NOTE 17 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

In the normal course of business we enter into commitments for either fixed income or equity underwritings. As of March 31, 2017, we had 11 open underwriting commitments (in the U.S. and Canada), which were subsequently sold in open market transactions and none of which resulted in a significant loss.

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes (see Note 2 on pages 116 - 117 of our 2016 Form 10-K for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring including, but not limited to, the individual joining us.  As of March 31, 2017, we had made commitments through the extension of formal offers totaling $108 million that had not yet been funded, however, it is possible that not all of our offers will be accepted and therefore we would not fund the total amount of the offers extended. As of March 31, 2017, $76 million of the total amount extended are unfunded commitments to prospects that had accepted our offer, or recently hired producers.

On April 20, 2017, we announced we had entered into a definitive agreement to acquire the Scout Group. We expect the closing date of this purchase transaction to occur during the first quarter of fiscal year 2018. See Note 3 for more information.

As of March 31, 2017, RJ Bank had not settled purchases of $53 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

A subsidiary of RJ Bank has committed $62 million as an investor member in a low-income housing tax credit fund in which a subsidiary of RJTCF is the managing member (see the discussion of “direct investments in LIHTC project partnerships” in Note 2 on page 126 of our 2016 Form 10-K for information regarding the accounting policies governing these investments). As of March 31, 2017, the RJ Bank subsidiary has invested $58 million of the committed amount.

See Note 22 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments, such as standby letters of credit and loan purchases.

We have unfunded commitments to various venture capital or private equity partnerships, which aggregate to $39 million as of March 31, 2017. Of the total, we have unfunded commitments to internally-sponsored private equity limited partnerships in which we control the general partner of $18 million.

As part of the terms governing our fiscal year 2015 acquisition of TPC (see Note 3 on page 129 of our 2016 Form 10-K, for additional information regarding this acquisition), on certain dates specified in the TPC purchase agreement there are a number of “earn-out” computations to be performed. The result of these computations could result in additional cash paid to the sellers of TPC over a measurement period up to three years after the TPC closing date (July 31, 2015). During the six months ended March 31, 2017 certain earn-out payments were measured and applicable amounts paid to the sellers of TPC. The remaining elements of contingent consideration will be determined in the future based upon the outcome of either specific performance of defined tasks, or the achievement of specified revenue growth hurdles. Our initial estimate of the fair value of the elements of contingent consideration as of the TPC closing date was included in our determination of the goodwill arising from this acquisition. As of March 31, 2017, we computed an estimate of the fair value of the contingent consideration based upon the latest information available to us, and the excess of this fair value determination over the initial estimate is included in other expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

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

The measurement date to determine the amount of contingent consideration arising from the Alex. Brown acquisition occurred during the three months ended March 31, 2017, resulting in a return to RJF of a portion of the purchase price paid at closing. Gains related to this contingent consideration were recorded as a reduction to acquisition-related expenses in the Condensed Consolidated Statements of Income and Comprehensive Income. In addition, the terms of the acquisition also included a post-closing date review process to potentially adjust the cash consideration paid to the respective sellers at closing, based upon the actual values of certain net assets delivered to the purchaser as of the closing date. As of March 31, 2017, these determinations have yet to be finalized.

RJF has committed an amount of up to $225 million, subject to certain limitations and to annual review and renewal by the RJF Board of Directors, to either lend to RJTCF or to guarantee RJTCF’s obligations, in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities. At March 31, 2017, RJTCF has $99 million outstanding against this commitment. RJTCF may borrow from RJF in order to make investments in, or fund loans or advances to, either partnerships that purchase and develop properties qualifying for tax credits (“Project Partnerships”) or LIHTC Funds. Investments in Project Partnerships are sold to various LIHTC Funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in Project Partnerships to LIHTC Funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to Project Partnerships, and LIHTC Funds.

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS (see the discussion of these activities within “financial instruments owned, financial instruments sold but not purchased and fair value” in Note 2 on page 112 of our 2016 Form 10-K).  At March 31, 2017, RJ&A had $783 million principal amount of outstanding forward MBS purchase commitments which are expected to be purchased over the following 90 days.  In order to hedge the market interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into to be announced (“TBA”) security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future.  These TBA securities are accounted for at fair value and are included in Agency MBS securities in the table of assets and liabilities measured at fair value included in Note 5, and at March 31, 2017 aggregate to a net liability with a fair value of $2 million.  The estimated fair value of the purchase commitment is a $2 million asset balance as of March 31, 2017.

As a result of extensive regulation of financial holding companies, banks, broker-dealers and investment advisory entities, RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations. The reviews can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censures to fines and, in serious cases, temporary or permanent suspension from conducting business, or limitations on certain business activities. In addition, regulatory agencies and self-regulatory organizations institute investigations from time to time into industry practices, which can also result in the imposition of such sanctions. Refer to the “Legal and regulatory matter contingencies” discussion within this footnote for information about related loss contingency reserves. See Note 21 for additional information regarding regulatory capital requirements applicable to RJF and certain of its subsidiaries.

Guarantees

RJF guarantees interest rate swap obligations of RJ Cap Services. See Note 14 for additional information regarding interest rate swaps.

RJF guarantees the existing mortgage debt of RJ&A of $31 million, see Note 12 for information regarding this borrowing.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

RJTCF issues certain guarantees to various third parties related to Project Partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations, which aggregate to $2 million as of March 31, 2017.

RJTCF has provided a guaranteed return on investment to a third party investor in one of its fund offerings (“Fund 34”), and RJF has guaranteed RJTCF’s performance under the arrangement.  Under the terms of the performance guarantee, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits to this investor over the next six years, RJTCF is obligated to pay the investor an amount that results in the investor achieving a minimum specified return on their investment.  A $21 million financing asset is included in prepaid expenses and other assets, and a related $21 million liability is included in trade and other payables on our Condensed Consolidated Statements of Financial Condition as of March 31, 2017 related to this obligation. The maximum exposure to loss under this guarantee is $23 million at March 31, 2017, which represents the undiscounted future payments due the investor.

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

With respect to matters described herein for which management has been able to estimate a range of reasonably possible loss (and excluding amounts subject to the below-described indemnification from Regions Financial Corporation (“Regions”)), as of March 31, 2017, we estimate the upper end of the range of reasonably possible aggregate loss to be approximately $50 million in excess of the aggregate reserves for such matters.  Refer to Note 2 on page 123 of our 2016 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

We and one of our financial advisors are named defendants in various lawsuits related to an alleged fraudulent scheme, created in 2007, conducted by Ariel Quiros (“Quiros”) and William Stenger (“Stenger”) involving the misuse of EB-5 investor funds in connection with the Jay Peak ski resort in Vermont and associated limited partnerships (“Jay Peak”). Plaintiffs in the lawsuits

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

allege that Quiros misused $200 million of the amounts raised by the limited partnerships and misappropriated $50 million for his personal benefit. There are six civil court actions pending in which we or one of our subsidiaries are named. The plaintiffs variously demand, among other things, compensatory damages, treble damages under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and punitive damages.
On April 13, 2017, we entered into an agreement regarding a proposed final, comprehensive settlement of all past, present and future investor claims against us relating to the Jay Peak matters (“Jay Peak matter”). Under the agreement, we would pay to the SEC-appointed receiver for the Jay Peak entities an aggregate of $150 million which includes $4.5 million previously paid in our settlement with the State of Vermont. The settlement amount, net of amounts previously paid, is included in Trade and other payables in our Condensed Consolidated Statements of Financial Condition as of March 31, 2017. The agreement further provides that the court will issue a bar order stipulating that no further civil actions will be commenced or prosecuted against us (other than by governmental bodies or agencies) on the basis of the events underlying the litigation. The proposed settlement is subject to court review and approval and other customary conditions. At this time, there can be no assurance that the conditions to effect the settlement will be met or that the settlement will receive the required court approval. In addition, the settlement provides us with the right to recover some of our settlement payments through sharing in proceeds of certain third-party recoveries that may be obtained by or on behalf of the receiver or the receivership entities.
Morgan Keegan Litigation

Indemnification from Regions

Under the agreement with Regions governing our 2012 acquisition of Morgan Keegan & Company, Inc., and MK Holding, Inc. and certain of its affiliates (collectively referred to as “Morgan Keegan”), Regions is obligated to indemnify RJF for losses we may incur in connection with any Morgan Keegan legal proceedings pending as of the closing date for that transaction (which was April 2, 2012), or commenced after the closing date but related to pre-closing matters that are received prior to April 2, 2015.

The Morgan Keegan matter described below is subject to such indemnification provisions. As of March 31, 2017, management estimates the range of potential liability of all Morgan Keegan matters subject to indemnification, including the cost of defense, to be from $12 million to $45 million. Any loss arising from such matters, after application of any contractual thresholds and other reductions, as set forth in the agreement, will be borne by Regions. As of March 31, 2017 our Condensed Consolidated Statements of Financial Condition include an indemnification asset of $33 million which is included in other assets, and a liability for potential losses of $33 million which is included within trade and other payables, pertaining to the Morgan Keegan matters subject to indemnification. The amount included within trade and other payables is the amount within the range of potential liability related to such matters which management estimates is more likely than any other amount within such range.

Morgan Keegan matter (subject to indemnification)

In July 2006, Morgan Keegan & Company, Inc., a Morgan Keegan affiliate, and one of its former analysts were named as defendants in a lawsuit filed by Fairfax Financial Holdings and affiliates in the Circuit Court of Morris County, New Jersey. Plaintiffs made claims under a civil RICO statute, for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs alleged that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs in order to improperly drive down plaintiff’s stock price, so that others could profit from short positions. Plaintiffs alleged that the defendants’ actions damaged their reputations and harmed their business relationships. Plaintiffs alleged various categories of damages, including lost insurance business, lost financings and increased financing costs, increased audit fees and directors and officers insurance premiums and lost acquisitions, and have requested monetary damages. On May 11, 2012, the trial court ruled that New York law applied to plaintiff’s RICO claims, and that the claims were therefore not subject to treble damages. On June 27, 2012, the trial court dismissed plaintiffs’ tortious interference with prospective relations claim, but allowed the other claims to go forward. Prior to commencement of a jury trial, the court dismissed the remaining claims with prejudice. A hearing on plaintiffs’ appeal of the court’s rulings was held on October 17, 2016. In a decision issued on April 27, 2017, the Superior Court of New Jersey, Appellate Division, affirmed the trial court's dismissal of certain claims against Morgan Keegan, including RICO allegations, while remanding to the trial court the claims of disparagement and tortious interference with prospective business relations. The appeals court likewise affirmed the trial court's exclusion of plaintiffs' damages expert's report.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss)

The activity in other comprehensive income (loss), net of the respective tax effect, is as follows:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(in thousands)
Unrealized gain (loss) on available for sale securities and non-credit portion of other-than-temporary impairment losses	$1,952	$1,099	$(2,194)	$(5,692)
Unrealized gain on currency translations, net of the impact of net investment hedges	2,223	10,714	3,224	4,099
Unrealized gain (loss) on cash flow hedges	1,531	(11,469)	27,269	(8,204)
Net other comprehensive income (loss)	$5,706	$344	$28,299	$(9,797)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accumulated other comprehensive income (loss)

The following table presents the changes, and the related tax effects, of each component of accumulated other comprehensive income (loss) for the three and six months ended March 31, 2017 and 2016 (in thousands):

	Net investment hedges (1)	Currency translations	Sub-total: net investment hedges and currency translations	Available for sale securities	Cash flow hedges(2)	Total
Three months ended March 31, 2017
Accumulated other comprehensive income (loss) as of the beginning of the period	$97,808	$(131,901)	$(34,093)	$(8,302)	$9,255	$(33,140)
Other comprehensive (loss) income before reclassifications and taxes	(7,253)	7,151	(102)	3,055	970	3,923
Amounts reclassified from accumulated other comprehensive income, before tax	—	—	—	94	1,498	1,592
Pre-tax net other comprehensive (loss) income	(7,253)	7,151	(102)	3,149	2,468	5,515
Income tax effect	2,714	(389)	2,325	(1,197)	(937)	191
Net other comprehensive (loss) income for the period, net of tax	(4,539)	6,762	2,223	1,952	1,531	5,706
Accumulated other comprehensive income (loss) as of end of period	$93,269	$(125,139)	$(31,870)	$(6,350)	$10,786	$(27,434)

Six months ended March 31, 2017
Accumulated other comprehensive income (loss) as of the beginning of the period	$86,482	$(121,576)	$(35,094)	$(4,156)	$(16,483)	$(55,733)
Other comprehensive income (loss) before reclassifications and taxes	10,845	(10,605)	240	(3,803)	40,911	37,348
Amounts reclassified from accumulated other comprehensive income, before tax	—	6,537	6,537	82	3,070	9,689
Pre-tax net other comprehensive income (loss)	10,845	(4,068)	6,777	(3,721)	43,981	47,037
Income tax effect	(4,058)	505	(3,553)	1,527	(16,712)	(18,738)
Net other comprehensive income (loss) for the period, net of tax	6,787	(3,563)	3,224	(2,194)	27,269	28,299
Accumulated other comprehensive income (loss) as of end of period	$93,269	$(125,139)	$(31,870)	$(6,350)	$10,786	$(27,434)

Three months ended March 31, 2016
Accumulated other comprehensive income (loss) as of the beginning of the period	$105,440	$(149,328)	$(43,888)	$(5,371)	$(1,385)	$(50,644)
Other comprehensive (loss) income before reclassifications and taxes	(37,416)	36,031	(1,385)	1,740	(20,029)	(19,674)
Amounts reclassified from accumulated other comprehensive income, before tax	—	—	—	53	1,531	1,584
Pre-tax net other comprehensive (loss) income	(37,416)	36,031	(1,385)	1,793	(18,498)	(18,090)
Income tax effect	14,005	(1,906)	12,099	(694)	7,029	18,434
Net other comprehensive (loss) income for the period, net of tax	(23,411)	34,125	10,714	1,099	(11,469)	344
Accumulated other comprehensive income (loss) as of end of period	$82,029	$(115,203)	$(33,174)	$(4,272)	$(12,854)	$(50,300)

Six months ended March 31, 2016
Accumulated other comprehensive income (loss) as of the beginning of the period	$93,203	$(130,476)	$(37,273)	$1,420	$(4,650)	$(40,503)
Other comprehensive (loss) income before reclassifications and taxes	(17,860)	16,154	(1,706)	(9,112)	(16,171)	(26,989)
Amounts reclassified from accumulated other comprehensive income, before tax	—	—	—	53	2,939	2,992
Pre-tax net other comprehensive (loss) income	(17,860)	16,154	(1,706)	(9,059)	(13,232)	(23,997)
Income tax effect	6,686	(881)	5,805	3,367	5,028	14,200
Net other comprehensive (loss) income for the period, net of tax	(11,174)	15,273	4,099	(5,692)	(8,204)	(9,797)
Accumulated other comprehensive income (loss) as of end of period	$82,029	$(115,203)	$(33,174)	$(4,272)	$(12,854)	$(50,300)

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Reclassifications out of accumulated other comprehensive income (loss)

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive income (loss), and the related tax effects, for the three and six months ended March 31, 2017 and 2016:

Accumulated other comprehensive income (loss) components:	Increase (decrease) in amounts reclassified from accumulated other comprehensive income (loss)	Affected line items in income statement
	(in thousands)
Three months ended March 31, 2017
RJ Bank available for sale securities	$94	Other revenue
RJ Bank Interest Hedges (1)	1,498	Interest expense
	1,592	Total before tax
Income tax effect	(605)	Provision for income taxes
Total reclassifications for the period	$987	Net of tax

Six months ended March 31, 2017
RJ Bank available for sale securities	82	Other revenue
RJ Bank Interest Hedges (1)	3,070	Interest expense
Currency translations (2)	6,537	Other expense
	9,689	Total before tax
Income tax effect	(3,681)	Provision for income taxes
Total reclassifications for the period	$6,008	Net of tax

Three months ended March 31, 2016
Available for sale securities:
Auction rate securities	$53	Other revenue
RJ Bank Interest Hedges (1)	$1,531	Interest expense
	1,584	Total before tax
Income tax effect	(602)	Provision for income taxes
Total reclassifications for the period	$982	Net of tax

Six months ended March 31, 2016
Available for sale securities:
Auction rate securities	$53	Other revenue
RJ Bank Interest Hedges (1)	2,939	Interest expense
	2,992	Total before tax
Income tax effect	(1,137)	Provision for income taxes
Total reclassifications for the period	$1,855	Net of tax

(1)	See Note 14 for additional information regarding the RJ Bank Interest Hedges, and Note 5 for additional fair value information regarding these derivatives.

(2)
During the quarter ended December 31, 2016, we sold our interests in a number of Latin American joint ventures which had operations in Uruguay and Argentina. As a component of our computation of the gain or loss resulting from such sales, we recognized the sold entities’ cumulative currency translation balances which, prior to such reclassification, had been a component of the accumulated other comprehensive loss.

All of the components of other comprehensive income (loss) described above, net of tax, are attributable to RJF.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 19 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(in thousands)
Interest income:
Margin balances	$20,312	$17,068	$40,293	$34,502
Assets segregated pursuant to regulations and other segregated assets	10,137	6,686	18,266	10,658
Bank loans, net of unearned income	137,786	123,370	273,311	230,971
Available for sale securities	5,675	1,921	9,075	3,572
Trading instruments	5,391	5,145	10,397	9,426
Stock loaned	3,914	2,212	6,646	4,127
Loans to financial advisors	3,269	2,011	6,577	3,910
Corporate cash and all other	6,060	3,225	10,761	6,944
Total interest income	$192,544	$161,638	$375,326	$304,110

Interest expense:
Brokerage client liabilities	$852	$635	$1,528	$862
Retail bank deposits (1)	3,397	2,752	6,180	4,771
Trading instruments sold but not yet purchased	1,460	1,371	2,788	2,562
Stock borrowed	1,944	773	3,172	1,396
Borrowed funds	3,908	3,328	7,627	6,093
Senior notes	23,665	19,091	48,364	38,182
Other	1,451	1,159	2,984	1,942
Total interest expense	36,677	29,109	72,643	55,808
Net interest income	155,867	132,529	302,683	248,302
Subtract: provision for loan losses	(7,928)	(9,629)	(6,888)	(23,539)
Net interest income after provision for loan losses	$147,939	$122,900	$295,795	$224,763

(1)	Excludes interest expense associated with affiliate deposits.

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

Stock option awards

Expense and income tax benefits related to our stock options awards granted to employees and independent contractor financial advisors is presented below:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(in thousands)
Total share-based expense	$3,196	$1,360	$7,372	$5,072
Income tax benefit related to share-based expense	426	—	971	434

For the six months ended March 31, 2017, we realized $3 million of excess tax benefits related to our stock option awards which favorably impacted income tax expense in our Condensed Consolidated Statements of Income and Comprehensive Income as a result of our adoption of stock compensation simplification guidance (see Note 1 for additional information on our adoption of this new accounting guidance during the period).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2017, we granted 5,000 stock options to employees with a weighted-average grant-date fair value of $22.06. During the six months ended March 31, 2017, we granted 223,800 stock options to employees with a weighted-average grant-date fair value of $19.96.

There were no stock options granted to independent contractor financial advisors during the three months ended March 31, 2017. During the six months ended March 31, 2017, we granted 50,200 stock options to independent contractor financial advisors. The fair value of each option awarded to our independent contractor financial advisors is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model. The weighted-average fair value for outstanding stock options granted to independent contractor financial advisors as of March 31, 2017 was $30.41.

Pre-tax expense not yet recognized for stock option awards granted to employees and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of March 31, 2017, are presented below:

	Pre-tax expense not yet recognized	Remaining weighted- average amortization period
	(in thousands)	(in years)
Employees	$18,688	2.8
Independent contractor financial advisors	2,947	3.3

Restricted stock and restricted stock unit awards

Expense and income tax benefits related to our restricted equity awards (which include restricted stock and restricted stock units) granted to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017		2016
	(in thousands)
Total share-based expense	$18,415	$16,911	$46,100	(1)	$34,820
Income tax benefit related to share-based expense	5,640	6,006	15,689		12,375

(1)
The total share-based expense in the six months ended March 31, 2017 includes $5 million which is included as a component of acquisition-related expenses on our Condensed Consolidated Statements of Income and Comprehensive Income, see Note 3 for additional information regarding such expense. There was no share-based compensation expense included as a component of acquisition-related expenses in the three months ended March 31, 2017.

For the six months ended March 31, 2017, we realized $18 million of excess tax benefits related to our restricted equity awards which favorably impacted income tax expense in our Condensed Consolidated Statements of Income and Comprehensive Income as a result of our adoption of stock compensation simplification guidance (see Note 1 for additional information on our adoption of this new accounting guidance during the period).

During the three and six months ended March 31, 2017, we granted 76,500 and 1,552,000 restricted stock units to employees, respectively with a weighted-average grant-date fair value of $77.65 and $72.16. During the three and six months ended March 31, 2017 we granted 14,100 restricted stock units to outside members of our Board of Directors with a weighted-average grant date fair value of $79.05.

As of March 31, 2017, there was $151 million of total pre-tax compensation costs not yet recognized, net of estimated forfeitures, related to restricted equity awards granted to employees and members of our Board of Directors. These costs are expected to be recognized over a weighted-average period of 3.4 years.

There are no outstanding restricted stock units related to our independent contractor financial advisors as of March 31, 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted stock awards associated with Alex. Brown

As part of our acquisition of Alex. Brown, RJ&A assumed certain DBRSU awards, including the associated plan terms and conditions. Refer to Note 24 on page 190 of our 2016 Form 10-K for additional information regarding these awards. The DBRSUs are accounted for as derivatives, see Note 14 for additional information regarding these derivatives.

The net impact of the DBRSUs in our Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended March 31, 2017, including the related income tax effects, is presented below:

	Three months ended March 31, 2017	Six months ended March 31, 2017
	(in thousands)
Amortization of DBRSU prepaid compensation asset	$1,238	$2,778
Change in fair value of derivative liability (1)	(1,477)	7,852
Net expense before tax	$(239)	$10,630
Income tax benefit	$1,028	$3,948

(1)
Includes the impact of a DB rights offering during the three months ended March 31, 2017, which increased the fair value of the derivative liability due to the DBRSU plan terms and conditions, and was reported in acquisition-related expenses on the Condensed Consolidated Statements of Income and Comprehensive Income. Also includes the impact of DBRSUs forfeited during the three and six months ended March 31, 2017

As of March 31, 2017, there was a $12 million prepaid compensation asset included in prepaid expenses and other assets in our Condensed Consolidated Statements of Financial Condition related to these DBRSUs. This asset is expected to be amortized over a weighted-average period of 2.5 years. As of March 31, 2017, there was a $26 million derivative liability included in accrued compensation, commissions and benefits in our Condensed Consolidated Statements of Financial Condition based on the March 31, 2017 share price of DB shares of $17.16.
We hold shares of DB as of March 31, 2017 as an economic hedge against this obligation. Such shares are included in other investments on our Condensed Consolidated Statements of Financial Condition. The gains/losses on this hedge are included as a component of compensation, commissions and benefits expense, or acquisition-related expenses as applicable, and offset a portion of the gains/losses on the DBRSUs incurred during the periods discussed above.

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

RJF and RJ Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined in Basel III, Common equity Tier 1 capital (“CET1”) to risk-weighted assets. RJF and RJ Bank each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies.  Effective January 1, 2016, the minimum CET1, Tier 1 Capital, and Total Capital ratios of RJF and RJ Bank are supplemented by an incremental capital conservation buffer, consisting entirely of capital that qualifies as CET1, that phases in beginning on January 1, 2016 in increments of 0.625% per year until it reaches 2.5% of risk weighted assets on January 1, 2019. The capital conservation buffer is intended to be used to absorb potential losses in times of financial or economic stress. If not maintained, we could be limited in the amount of certain discretionary bonuses that may be paid and the amount of capital that may be distributed, including dividends and common equity repurchases.  As of March 31, 2017, RJF’s and RJ Bank’s capital conservation buffers were 14.7% and 5.7%, respectively. The applicable required capital conservation buffer for each as of March 31, 2017 was 1.25%.

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

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJF as of March 31, 2017:
Common equity Tier 1 capital	$4,699,214	21.8%	$971,040	4.5%	$1,402,613	6.5%
Tier 1 capital	$4,699,214	21.8%	$1,294,720	6.0%	$1,726,293	8.0%
Total capital	$4,903,625	22.7%	$1,726,293	8.0%	$2,157,866	10.0%
Tier 1 leverage	$4,699,214	14.5%	$1,295,023	4.0%	$1,618,779	5.0%

RJF as of September 30, 2016:
Common equity Tier 1 capital	$4,421,956	20.6%	$966,341	4.5%	$1,395,825	6.5%
Tier 1 capital	$4,421,956	20.6%	$1,288,454	6.0%	$1,717,939	8.0%
Total capital	$4,636,009	21.6%	$1,717,939	8.0%	$2,147,424	10.0%
Tier 1 leverage	$4,421,956	15.0%	$1,177,840	4.0%	$1,472,300	5.0%

The increase in RJF’s Total capital and Tier 1 capital ratios at March 31, 2017 compared to September 30, 2016 was primarily the result of positive earnings during the six months ended March 31, 2017, offset by the growth of RJ Bank’s assets.

To meet the requirements for capital adequacy or to be categorized as “well capitalized,” RJ Bank must maintain CET1, Tier 1 risk-based, Total risk-based, and Tier 1 leverage amounts and ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJ Bank as of March 31, 2017:
Common equity Tier 1 capital	$1,728,983	12.4%	$627,107	4.5%	$905,821	6.5%
Tier 1 capital	$1,728,983	12.4%	$836,142	6.0%	$1,114,856	8.0%
Total capital	$1,903,444	13.7%	$1,114,856	8.0%	$1,393,570	10.0%
Tier 1 leverage	$1,728,983	9.3%	$741,617	4.0%	$927,022	5.0%

RJ Bank as of September 30, 2016:
Common equity Tier 1 capital	$1,675,890	12.7%	$592,864	4.5%	$856,360	6.5%
Tier 1 capital	$1,675,890	12.7%	$790,486	6.0%	$1,053,981	8.0%
Total capital	$1,841,112	14.0%	$1,053,981	8.0%	$1,317,476	10.0%
Tier 1 leverage	$1,675,890	9.9%	$675,939	4.0%	$844,924	5.0%

The decrease in RJ Bank’s Total and Tier 1 capital ratios at March 31, 2017 compared to September 30, 2016 was primarily due to growth in assets.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The net capital position of our wholly owned broker-dealer subsidiary RJ&A is as follows:

	As of
	March 31, 2017	September 30, 2016
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	18.14%	19.61%
Net capital	$476,182	$512,594
Less: required net capital	(52,497)	(52,287)
Excess net capital	$423,685	$460,307

The net capital position of our wholly owned broker-dealer subsidiary RJFS is as follows:

	As of
	March 31, 2017	September 30, 2016
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$26,012	$27,013
Less: required net capital	(250)	(250)
Excess net capital	$25,762	$26,763

The risk adjusted capital of RJ Ltd. is as follows (in Canadian dollars):

	As of
	March 31, 2017	September 30, 2016
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$84,369	$77,110
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$84,119	$76,860

At March 31, 2017, all of our other active regulated domestic and international subsidiaries are in compliance with and met all applicable capital requirements.

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

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of March 31, 2017, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $9 million and CDN $10 million, respectively. RJ Bank is also subject to foreign exchange risk related to its net investment in a Canadian subsidiary. See Note 14 for information regarding how RJ Bank utilizes derivatives to mitigate a significant portion of this risk.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding are as follows:

March 31, 2017
(in thousands)
Standby letters of credit	$35,736
Open-end consumer lines of credit (primarily SBL)	4,393,523
Commercial lines of credit	1,667,960
Unfunded loan commitments	426,213

Because many of RJ Bank’s lending commitments expire without being funded in whole or part, the contract amounts are not estimates of RJ Bank’s actual future credit exposure or future liquidity requirements. RJ Bank maintains a reserve to provide for potential losses related to the unfunded lending commitments. See Note 8 for further discussion of this reserve for unfunded lending commitments.

NOTE 23 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$112,755	$125,847	$259,322	$232,176
Less allocation of earnings and dividends to participating securities (1)	(262)	(313)	(576)	(549)
Net income attributable to RJF common shareholders	$112,493	$125,534	$258,746	$231,627

Income for diluted earnings per common share:
Net income attributable to RJF	$112,755	$125,847	$259,322	$232,176
Less allocation of earnings and dividends to participating securities (1)	(258)	(309)	(566)	(541)
Net income attributable to RJF common shareholders	$112,497	$125,538	$258,756	$231,635

Common shares:
Average common shares in basic computation	143,367	141,472	142,732	142,273
Dilutive effect of outstanding stock options and certain restricted stock units	3,412	2,540	3,387	2,774
Average common shares used in diluted computation	146,779	144,012	146,119	145,047

Earnings per common share:
Basic	$0.78	$0.89	$1.81	$1.63
Diluted	$0.77	$0.87	$1.77	$1.60
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	408	3,234	1,652	3,270

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities.  Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 342 thousand and 362 thousand for the three months ended March 31, 2017 and 2016, respectively. Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 326 thousand and 350 thousand for the six months ended March 31, 2017 and 2016, respectively. Dividends paid to participating securities were insignificant in the three and six months ended March 31, 2017 and 2016.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Dividends per common share declared and paid are as follows:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Dividends per common share - declared	$0.22	$0.20	$0.44	$0.40
Dividends per common share - paid	$0.22	$0.20	$0.42	$0.38

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

Information concerning operations in these segments of business is as follows:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Private Client Group	$1,088,561	$883,019	$2,131,877	$1,757,464
Capital Markets	260,480	241,319	497,462	470,297
Asset Management	116,520	96,842	230,616	197,080
RJ Bank	148,697	131,312	293,214	244,038
Other	16,009	9,872	31,468	14,272
Intersegment eliminations	(29,953)	(21,254)	(55,555)	(41,184)
Total revenues(1)	$1,600,314	$1,341,110	$3,129,082	$2,641,967

Income (loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$29,372	$83,232	$102,730	$152,372
Capital Markets	41,251	28,087	62,695	53,255
Asset Management	37,797	31,123	79,706	64,489
RJ Bank	91,911	85,134	196,032	150,999
Other	(34,818)	(29,458)	(69,271)	(54,659)
Pre-tax income excluding noncontrolling interests	165,513	198,118	371,892	366,456
Add: net loss attributable to noncontrolling interests	(4,210)	(4,010)	(3,074)	(2,275)
Income including noncontrolling interests and before provision for income taxes	$161,303	$194,108	$368,818	$364,181

(1)	No individual client accounted for more than ten percent of total revenues in any of the periods presented.

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(in thousands)
Net interest income (expense):
Private Client Group	$33,671	$24,572	$64,058	$47,498
Capital Markets	2,166	2,697	4,674	5,673
Asset Management	72	(12)	135	88
RJ Bank	138,511	121,297	272,783	227,485
Other	(18,553)	(16,025)	(38,967)	(32,442)
Net interest income	$155,867	$132,529	$302,683	$248,302

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our total assets on a segment basis:

	March 31, 2017	September 30, 2016
	(in thousands)
Total assets:
Private Client Group(1)	$9,410,613	$10,317,681
Capital Markets(2)	3,053,270	2,957,319
Asset Management	133,314	133,190
RJ Bank	18,870,714	16,613,391
Other	1,460,820	1,465,395
Total	$32,928,731	$31,486,976

(1)	Includes $275 million and $276 million of goodwill at March 31, 2017 and September 30, 2016, respectively.

(2)	Includes $132 million and $133 million of goodwill at March 31, 2017 and September 30, 2016, respectively.

We have operations in the United States, Canada and Europe. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(in thousands)
Revenues:
United States	$1,478,278	$1,244,802	$2,894,559	$2,449,052
Canada	92,186	62,466	177,031	124,315
Europe	30,256	21,382	53,226	44,915
Other	(406)	12,460	4,266	23,685
Total	$1,600,314	$1,341,110	$3,129,082	$2,641,967

Pre-tax income (loss) excluding noncontrolling interests:
United States	$156,605	$191,210	$370,810	$353,069
Canada	6,362	4,124	4,825	9,194
Europe	2,101	(897)	(587)	(1,343)
Other	445	3,681	(3,156)	5,536
Total	$165,513	$198,118	$371,892	$366,456

Our total assets, classified by major geographic area in which they are held, are presented below:

	March 31, 2017	September 30, 2016
	(in thousands)
Total assets:
United States(1)	$30,378,029	$29,112,182
Canada(2)	2,469,569	2,275,056
Europe(3)	60,170	61,067
Other	20,963	38,671
Total	$32,928,731	$31,486,976

(1)    Includes $356 million of goodwill at March 31, 2017 and September 30, 2016.

(2)    Includes $42 million and $43 million of goodwill at March 31, 2017 and September 30, 2016, respectively.

(3)    Includes $9 million of goodwill at both March 31, 2017 and September 30, 2016.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Introduction

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

Quarter ended March 31, 2017 compared with the quarter ended March 31, 2016

We achieved net revenues of $1.56 billion for the quarter, a $252 million, or 19%, increase. Our pre-tax income amounted to $166 million, a decrease of $33 million, or 16%. Our net income of $113 million reflected a decrease of $13 million, or 10%, and our earnings per diluted share amounted to $0.77, an 11% decrease.

During the quarter, earnings were negatively impacted by our announced settlement agreement of the Jay Peak matter, the acceleration of unamortized debt issuance costs due to the early extinguishment of senior notes, and some minor acquisition-related expenses. Excluding the aforementioned expenses, which totaled $109 million, our adjusted pre-tax income amounted to $275 million,(1) an increase of 35%, and adjusted net income amounted to $188 million,(1) an increase of 45%. Adjusted earnings per diluted share amounted to $1.28,(1) a 42% increase.

Net revenues increased in each of our four operating segments, including continued growth in the Private Client Group (“PCG”) segment and strong investment banking revenues in our Capital Markets segment. Total client assets under administration reached $642.7 billion at March 31, 2017, a 25% increase over the prior year level. This increase in assets under administration is attributable to our acquisitions of Alex. Brown and 3Macs, strong financial advisor recruiting results and a high level of retention of our existing advisors, as well as an increase in the equity markets.

(1)
“Adjusted pre-tax income,” “adjusted net income,” and “adjusted earnings per diluted share” are each non-GAAP financial measures. Please see the “reconciliation of the GAAP measures to the non-GAAP measures” in this Item 2, for a reconciliation of our non-GAAP measures to the most directly comparable GAAP measures, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Non-interest expenses increased $284 million, or 25%. The increase primarily resulted from increased sales commission expense associated with increased securities commissions and fees revenues, and an increase in other expense due to an increase to the legal reserve related to the Jay Peak matter.

A summary of our financial results by segment as compared to the prior year quarter are as follows:

•
Our Private Client Group segment generated net revenues of $1.1 billion, a 23% increase, while pre-tax income, which was negatively impacted by the expense associated with the Jay Peak matter, decreased 65% to $29 million.  The increase in net revenues is primarily attributable to an increase in securities commissions and fees, most notably due to fee-based accounts. Account and service fee income also increased, primarily due to an increase in fees from our multi-bank sweep program, resulting from an increase in short-term interest rates and higher cash balances. Client assets under administration of the Private Client Group increased 26% over the prior year, to $611 billion at March 31, 2017. Client assets have been positively impacted by the September 2016 acquisitions of Alex. Brown and 3Macs, an increase in the equity markets, and the successful retention and recruiting of financial advisors. Non-interest expenses increased $259 million, or 32%, compared to the prior year quarter, primarily resulting from an increase in sales commission expense and the expense related to the Jay Peak matter, as well as increased administrative and incentive compensation and benefits expenses to support our continued growth. The segment’s pre-tax margin on net revenues decreased to 2.7% from 9.5% in the comparable prior year quarter.

•
The Capital Markets segment generated net revenues of $256 million, an 8% increase, and pre-tax income increased 47%, to $41 million. The increase in net revenues was driven by significant increases in merger and acquisition and advisory fee revenues and equity underwriting fees, partially offset by lower institutional fixed income commissions. Non-interest expenses increased $6 million, or 3%, compared to the prior year quarter level, resulting from an increase in administrative and incentive compensation and benefits expense associated with the increased net revenues, offset by lower sales commission expense.

•
Our Asset Management segment benefited from increased client assets, generating a 20% increase in net revenues to $116 million, while pre-tax income increased $7 million, or 21%, to $38 million. The increase in net revenues primarily reflected an increase in advisory fee revenues from managed programs as assets in managed programs were higher compared with the prior year quarter. Non-discretionary asset-based administration fee revenues also increased, driven by an increase in assets held in such programs over the prior year level. Non-interest expenses increased $13 million, or 19%, compared to the prior year quarter primarily resulting from increases in investment sub-advisory fees expense and administrative and incentive compensation and benefits expense.

•
RJ Bank generated a 13% increase in net revenues to $141 million, while pre-tax income increased 8%, to $92 million. The increase in pre-tax income resulted primarily from an increase in net interest income and, to a lesser extent, a decrease in the provision for loan losses, partially offset by higher affiliate deposit fees paid to the Private Client Group due to the increase in balances. The increase in net interest income was the result of a significant increase in average interest-earning assets.

•
Activities in our Other segment reflect a pre-tax loss that is $5 million, or 18%, more than the loss in the prior year quarter, primarily due to an increase in other expense as a result of the accelerated expense associated with the March 2017 early extinguishment of our senior notes, combined with higher interest expense related to an increase in senior notes payable as a result of our July 2016 offering. Total revenues in the segment increased $6 million, or 62%, due primarily to private equity valuation gains.

•
Our effective tax rate was 31.9% in the current quarter, down from the 36.5% in the prior year. The reduction in our effective tax rate compared to the prior year period was primarily due to the favorable impact of the change in the amount of nontaxable gains arising from the value of our company-owned life insurance portfolio as a result of an increase in equity market values.

Six months ended March 31, 2017 compared with the six months ended March 31, 2016

We achieved net revenues of $3.1 billion, a $470 million, or 18%, increase. Our pre-tax income amounted to $372 million, an increase of $5 million, or 1%. Our net income of $259 million reflects an increase of $27 million, or 12%, and our earnings per diluted share amounted to $1.77, an 11% increase.

During the six months ended March 31, 2017, earnings were impacted negatively by the previously announced Jay Peak matter, acquisition-related expenses and the acceleration of unamortized debt issuance costs due to the early extinguishment of

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

our senior notes. After excluding the current year impact of these expenses, which totaled $152 million on a pre-tax basis, our adjusted pre-tax income amounted to $524 million,(1) an increase of 40%, and adjusted net income amounted to $365 million,(1) an increase of 54%. Adjusted earnings per diluted share amounted to $2.49,(1) a 53% increase.

Net revenues increased in each of our four operating segments. Non-interest expenses increased $466 million, or 21%. The increase primarily results from increased sales commission expense and incentive compensation expense associated with increased net revenues, increased administrative compensation expense to support our continued growth, and an increase in legal reserves for the Jay Peak matter. These increases are partially offset by a decrease in the loan loss provision resulting primarily from lower corporate loan growth. In addition, we benefited from a $21 million favorable impact to income tax expense related to the combination of the adoption of new accounting guidance associated with stock compensation (See Note 1 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on the adoption of new accounting guidance) and the favorable impact of the increased equity market values on the change in the amount of our nontaxable gains/losses arising from the value of our company-owned life insurance portfolio.

A summary of our financial results by segment as compared to the prior year are as follows:

•
Our Private Client Group segment generated net revenues of $2.1 billion, a 21% increase, while pre-tax income, negatively impacted by the expense associated with the Jay Peak matter, decreased 33% to $103 million.  The increase in net revenues is primarily attributable to an increase in securities commissions and fees, primarily related to fee-based accounts. Non-interest expenses increased $422 million, or 26%, compared to the prior year period, primarily resulting from an increase in sales commission expense, increased legal reserves related to the Jay Peak matter and increased administrative and incentive compensation and benefits expense. The segment’s pre-tax margin on net revenues decreased to 4.8% from 8.7% in the comparable prior year period.

•
The Capital Markets segment generated net revenues of $489 million, a 5% increase, while pre-tax income increased 18% to $63 million. The increase in net revenues was primarily due to an increase in equity underwriting fees, and merger and acquisition and advisory fee revenues, partially offset by a decline in fixed income institutional commissions. Non-interest expenses increased $18 million, or 4%, compared to the prior year period, primarily resulting from an increase in administrative and incentive compensation and benefits expense related to higher net revenues.

•
Our Asset Management segment benefited from increased client assets, generating a 17% increase in net revenues to $231 million, while pre-tax income increased 24% to $80 million. The increase in net revenues primarily reflected an increase in advisory fee revenues from managed programs as financial assets under management in managed programs increased compared with the prior year. Non-discretionary asset-based administration fee revenues also increased, driven by an increase in assets held in such programs over the prior year level. Non-interest expenses increased $18 million, or 14%, compared to the prior year period primarily resulting from increased investment sub-advisory fees expense.

•
RJ Bank generated a 20% increase in net revenues to $279 million, while pre-tax income increased 30% to $196 million. The increase in pre-tax income resulted primarily from an increase in net interest income and a decrease in the provision for loan losses. Net interest income increased due to growth in the average loans outstanding and an increase in the net interest margin.

•
Activities in our Other segment reflect a pre-tax loss that is $15 million, or 27%, more than the prior year, primarily due to an increase in other expense as a result of the accelerated expense associated with the March 2017 early extinguishment of our senior notes, combined with higher interest expense related to an increase in senior notes payable. Total revenues in the segment increased $17 million, or 120%, due primarily to private equity valuation gains.

•
Our effective tax rate was 30.3% in the current year, down significantly from the 36.6% in the prior year. The reduction in our effective tax rate compared to the prior year period was due to the favorable impact of the adoption of new stock compensation accounting guidance. Under this new guidance, all tax effects related to share-based payments are recorded through tax expense in the periods during which the awards are exercised or vest, as applicable, instead of being recorded directly to equity.

(1)
“Adjusted pre-tax income,” “adjusted net income,” and “adjusted earnings per diluted share” are each non-GAAP financial measures. Please see the “reconciliation of the GAAP measures to the non-GAAP measures” in this Item 2, for a reconciliation of our non-GAAP measures to the most directly comparable GAAP measures, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The number and significance of possible regulatory changes that impact the businesses in which we operate continues to grow and evolve. In April 2016, the DOL issued its final regulation expanding the definition of who is deemed an “investment advice fiduciary” under ERISA as a result of giving investment advice to a plan, plan participant or beneficiary, as well as under the Internal Revenue Code for individual retirement accounts and non-ERISA plans. While the impact of these regulatory changes is more uncertain under the new administration, we continue to prepare for such changes in their current form. During the quarter ended March 31, 2017, the initial phase-in of the fiduciary definition was delayed by 60 days to June 2017, while full implementation is still scheduled for January 1, 2018. Refer to the “Fiduciary Duty Standard” section of Item 1 “Regulation” in our 2016 Form 10-K for further discussion of the regulation and its potential impact.

Segments

We currently operate through four operating segments and our “Other” segment. The four operating segments are: PCG; Capital Markets; Asset Management; and RJ Bank. The Other segment captures principal capital and private equity activities as well as certain corporate overhead costs of RJF that are not allocated to operating segments, including the interest cost on our public debt and the acquisition and integration costs associated with our acquisitions, such as costs associated with our fiscal year 2016 acquisitions of Mummert, Alex. Brown, and 3Macs (see Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information).

The following table presents our consolidated and segment gross revenues, net revenues, and pre-tax income (loss), the latter excluding noncontrolling interests, for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2017	2016	% change	2017	2016	% change
	($ in thousands)
Total company
Revenues	$1,600,314	$1,341,110	19%	$3,129,082	$2,641,967	18%
Net revenues	$1,563,637	$1,312,001	19%	$3,056,439	$2,586,159	18%
Pre-tax income excluding noncontrolling interests	$165,513	$198,118	(16)%	$371,892	$366,456	1%

Private Client Group
Revenues	$1,088,561	$883,019	23%	$2,131,877	$1,757,464	21%
Net revenues	$1,085,177	$880,257	23%	$2,125,266	$1,752,603	21%
Pre-tax income	$29,372	$83,232	(65)%	$102,730	$152,372	(33)%

Capital Markets
Revenues	$260,480	$241,319	8%	$497,462	$470,297	6%
Net revenues	$256,171	$237,660	8%	$489,187	$463,827	5%
Pre-tax income	$41,251	$28,087	47%	$62,695	$53,255	18%

Asset Management
Revenues	$116,520	$96,842	20%	$230,616	$197,080	17%
Net revenues	$116,480	$96,824	20%	$230,562	$197,038	17%
Pre-tax income	$37,797	$31,123	21%	$79,706	$64,489	24%

RJ Bank
Revenues	$148,697	$131,312	13%	$293,214	$244,038	20%
Net revenues	$141,371	$125,260	13%	$279,386	$233,656	20%
Pre-tax income	$91,911	$85,134	8%	$196,032	$150,999	30%

Other
Revenues	$16,009	$9,872	62%	$31,468	$14,272	120%
Net revenues	$(8,018)	$(9,629)	17%	$(17,661)	$(24,407)	28%
Pre-tax loss	$(34,818)	$(29,458)	(18)%	$(69,271)	$(54,659)	(27)%

Intersegment eliminations
Revenues	$(29,953)	$(21,254)		$(55,555)	$(41,184)
Net revenues	$(27,544)	$(18,371)		$(50,301)	$(36,558)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Reconciliation of the GAAP measures to the non-GAAP measures (Unaudited)

We utilize certain non-GAAP calculations as additional measures to aid in, and enhance, the understanding of our financial results and related measures. We believe that the non-GAAP measures provide useful information by excluding certain material items that may not be indicative of our core operating results. We believe that these non-GAAP measures will allow for better evaluation of the operating performance of the business and facilitate a meaningful comparison of our results in the current period to those in prior and future periods. The non-GAAP financial information should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, our non-GAAP measures may not be comparable to similarly titled non-GAAP measures of other companies.

The following table provides a reconciliation of the GAAP measures to the non-GAAP measures for the periods which include non-GAAP adjustments:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	($ in thousands, except per share amounts)
Net income attributable to RJF, Inc.	$112,755	$125,847	$259,322	$232,176
Non-GAAP adjustments:
Acquisition-related expenses	$1,086	$6,015	$13,752	$7,887
Other Expenses:
Extinguishment of senior notes payable	8,282	—	8,282	—
Jay Peak matter	100,000	—	130,000	—
Sub-total pre-tax non-GAAP adjustments	109,368	6,015	152,034	7,887
Tax effect of non-GAAP adjustments (1)	(33,655)	(2,200)	(46,020)	(2,890)
Non-GAAP adjustments, net of tax	75,713	3,815	106,014	4,997
Adjusted net income attributable to RJF, Inc.	$188,468	$129,662	$365,336	$237,173

Pre-tax income attributable to RJF, Inc.	$165,513	$198,118	$371,892	$366,456
Total pre-tax non-GAAP adjustments (as detailed above)	109,368	6,015	152,034	7,887
Adjusted pre-tax income attributable to RJF, Inc.	$274,881	$204,133	$523,926	$374,343
Pre-tax margin on net revenues (2)	10.6%	15.1%	12.2%	14.2%
Adjusted pre-tax margin on net revenues (2)	17.6%	15.6%	17.1%	14.5%

GAAP earnings per common share:
Basic	$0.78	$0.89	$1.81	$1.63
Diluted	$0.77	$0.87	$1.77	$1.60
Non-GAAP earnings per common share:
Adjusted basic	$1.31	$0.91	$2.55	$1.66
Adjusted diluted	$1.28	$0.90	$2.49	$1.63

Average equity (3)	$5,144,313	$4,643,502	$5,068,391	$4,603,828
Adjusted average equity (3) (4)	$5,252,609	$4,646,592	$5,153,967	$4,605,888
Return on equity (5)	8.8%	10.8%	10.2%	10.1%
Adjusted return on equity (5)	14.4%	11.2%	14.2%	10.3%

(1)
The non-GAAP adjustments reduce net income for the income tax effect of all the pre-tax non-GAAP adjustments, utilizing the year-to-date effective tax rate in such period to determine the current tax expense.

(2)	Computed by dividing the pre-tax income attributable to RJF by net revenues, for each respective period.

(3)
For the quarter, computed by adding the total equity attributable to RJF as of the date indicated plus the prior quarter-end total, divided by two. For the year-to-date period, computed by adding the total equity attributable to RJF as of each quarter-end date during the indicated year-to-date period, plus the beginning of the year total, divided by three.

(4)	The calculation of non-GAAP average equity includes the impact on equity of the non-GAAP adjustments described in the table above, as applicable for each respective period.

(5)	Computed by dividing annualized net income by average equity for each respective period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Net interest analysis

The Federal Reserve Bank announced increases in its benchmark short-term interest rate of 25 basis points in both March 2017 and December 2016. Increases in short-term interest rates such as these are likely to have an impact on our overall financial performance, as we have certain assets and liabilities, primarily held in our PCG and RJ Bank segments, which are subject to changes in interest rates. Given the relationship of our interest sensitive assets to liabilities held in each of these segments, increases in short-term interest rates result in an overall increase in our net earnings.  We anticipate that gradual increases in short-term interest rates would have the most significant favorable impact on our PCG and RJ Bank segments (refer to the table in Item 3 - Interest Rate Risk in this Form 10-Q, which presents an analysis of RJ Bank’s estimated net interest income over a twelve month period based on instantaneous shifts in interest rates using the asset/liability model applied by RJ Bank).

Domestic client cash sweep balances of $45.8 billion at March 31, 2017 increased $7 billion, or 18%, from the March 31, 2016 balances of $38.7 billion. Our client cash sweep balances are deposited or invested in the RJBDP, client interest program and/or money market funds, depending on clients’ elections. We estimate that the short-term interest rate increase in March 2017 of 25 basis points will have a favorable impact on our pre-tax income of an incremental $15 million to $20 million on a quarterly basis for the remaining half of fiscal year 2017. This estimate is based on several assumptions. These include the amount and timing of increases in the earning/deposit rates paid on our clients’ cash balances, the level of earning assets, and RJ Bank’s net interest margin. Any impact to our results of operations as a result of future short-term interest rate increases will likely be limited to the firm’s interest earning assets.

If the Federal Reserve Bank was to reverse its previous actions and decrease the benchmark short-term interest rate, the impact on our net interest income would be an unfavorable reversal of the positive impact described above.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 – Net interest

The following table presents our consolidated average interest-earning asset and liability balances, interest income and expense balances, and the average yield/cost, for the periods indicated:

	Three months ended March 31,
	2017			2016
	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$2,376,296	$20,312	3.42%	$1,744,198	$17,068	3.91%
Assets segregated pursuant to regulations and other segregated assets	4,000,689	10,137	1.01%	3,736,169	6,686	0.72%
Bank loans, net of unearned income(2)	16,061,794	137,786	3.51%	14,071,170	123,370	3.54%
Available for sale securities	1,346,198	5,675	1.69%	556,013	1,921	1.38%
Trading instruments(3)	713,782	5,391	3.02%	775,090	5,145	2.66%
Stock loaned	472,988	3,914	3.31%	555,528	2,212	1.59%
Loans to financial advisors(3)	844,039	3,269	1.55%	533,696	2,011	1.51%
Corporate cash and all other(3)	3,461,122	6,060	0.70%	2,720,215	3,225	0.47%
Total	$29,276,908	$192,544	2.63%	$24,692,079	$161,638	2.62%

Interest-bearing liabilities:
Brokerage client liabilities	$4,837,829	$852	0.07%	$4,444,219	$635	0.06%
Bank deposits(2)(4)	15,656,079	3,397	0.09%	12,903,660	2,752	0.09%
Trading instruments sold but not yet purchased(3)	399,726	1,460	1.46%	327,537	1,371	1.67%
Stock borrowed	105,016	1,944	7.40%	66,284	773	4.66%
Other borrowings	786,812	3,908	1.99%	777,106	3,328	1.71%
Senior notes	1,618,044	23,665	5.85%	1,149,300	19,091	6.64%
Other(3)	205,530	1,451	2.82%	235,903	1,159	1.97%
Total	$23,609,036	$36,677	0.62%	$19,904,009	$29,109	0.58%
Net interest income		$155,867			$132,529

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end-of-month balances for each month within the period.

(4)	Net of affiliate deposit balances and interest expense associated with affiliate deposits.

Net interest income increased $23 million, or 18%, over the prior year quarter. Net interest income is earned primarily by our RJ Bank and PCG segments, which are discussed separately below.

The RJ Bank segment’s net interest income increased $17 million, or 14%, resulting from an increase in average loans outstanding as compared to the prior year quarter as well as an increase in average cash and available for sale investment balances. Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Net interest income in the PCG segment increased $9 million, or 37%. Segregated asset balances increased, driven by the increase in average customer cash balances compared to the prior year quarter. The net interest earned on these segregated asset balances increased as a result of the March 2017 and December 2016 Federal Reserve Bank increases in short-term interest rates. Client margin balances outstanding increased compared to the prior year quarter but the favorable impact on net interest was partially offset by lower average client margin interest rates (resulting from higher average balances).

Interest expense incurred on our senior notes increased by $5 million, or 24%, as the average outstanding balance of senior notes increased compared to the prior year quarter. The net increase in the balance outstanding is due to our July 2016 issuance of $800 million in senior notes, offset by the April 2016 maturity and repayment of $250 million of senior notes, and to a far lesser extent, the March 2017 repayment of $350 million senior notes.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Six months ended March 31, 2017 compared with the six months ended March 31, 2016 – Net interest

The following table presents our consolidated average interest-earning asset and liability balances, interest income and expense balances, and the average yield/cost, for the periods indicated:

	Six months ended March 31,
	2017			2016
	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$2,401,998	$40,293	3.35%	$1,795,074	$34,502	3.84%
Assets segregated pursuant to regulations and other segregated assets	4,111,932	18,266	0.89%	3,384,722	10,658	0.63%
Bank loans, net of unearned income(2)	15,858,096	273,311	3.49%	13,814,428	230,971	3.36%
Available for sale securities	1,170,891	9,075	1.55%	553,414	3,572	1.29%
Trading instruments(3)	684,728	10,397	3.04%	702,431	9,426	2.68%
Stock loaned	502,994	6,646	2.64%	557,295	4,127	1.48%
Loans to financial advisors(3)	838,900	6,577	1.57%	520,356	3,910	1.50%
Corporate cash and all other(3)	3,338,504	10,761	0.64%	2,814,408	6,944	0.49%
Total	$28,908,043	$375,326	2.60%	$24,142,128	$304,110	2.52%

Interest-bearing liabilities:
Brokerage client liabilities	$4,880,545	$1,528	0.06%	$4,212,898	$862	0.04%
Bank deposits(2)(4)	15,180,047	6,180	0.08%	12,478,301	4,771	0.08%
Trading instruments sold but not yet purchased(3)	345,671	2,788	1.61%	296,706	2,562	1.73%
Stock borrowed	115,631	3,172	5.49%	81,374	1,396	3.43%
Other borrowings	777,322	7,627	1.96%	760,857	6,093	1.60%
Senior notes	1,649,231	48,364	5.87%	1,149,277	38,182	6.64%
Other(3)	212,742	2,984	2.81%	238,178	1,942	1.63%
Total	$23,161,189	$72,643	0.63%	$19,217,591	$55,808	0.58%
Net interest income		$302,683			$248,302

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

(4)	Net of affiliate deposit balances and interest expense associated with affiliate deposits.

Net interest income increased $54 million, or 22%. Net interest income is earned primarily by our RJ Bank and PCG segments, which are discussed separately below.

The RJ Bank segment’s net interest income increased $45 million, or 20%, resulting from an increase in average loans outstanding and net interest margin as compared to the prior year. Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Interest income in the PCG segment increased as a result of: 1) increased segregated asset balances, which was further magnified by the March 2017 and December 2016 increases in short-term interest rates; and 2) increased client margin balances, although the favorable impact of balance growth was partially offset by a decrease in average client margin rates. Interest expense increased, to a much lesser extent, due to the increase in average client cash balances (liabilities).

Interest expense incurred on our senior notes increased by $10 million, or 27%, as the average outstanding balance of senior notes increased compared to the prior year. The net increase in the balance outstanding is due to our July 2016 issuance of $800 million in senior notes, offset by the April 2016 maturity and repayment of $250 million of senior notes and, to a much lesser extent, the March 2017 repayment of $350 million senior notes.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2017	% change	2016	2017	% change	2016
	($ in thousands)
Revenues:
Securities commissions and fees:
Fee-based accounts	$485,139	25%	$386,699	$958,038	26%	$758,875
Mutual funds	165,545	9%	152,072	324,135	3%	313,332
Insurance and annuity products	95,825	3%	92,607	191,176	2%	188,276
Equities	75,868	33%	57,197	155,304	31%	118,947
Fixed income products	32,135	22%	26,448	61,087	23%	49,551
New issue sales credits	22,370	216%	7,076	40,361	129%	17,600
Sub-total securities commissions and fees	876,882	21%	722,099	1,730,101	20%	1,446,581
Interest	37,055	36%	27,334	70,669	35%	52,359
Account and service fees:
Client account and service fees	89,273	53%	58,364	162,187	53%	106,142
Mutual fund and annuity service fees	70,440	15%	61,272	139,166	13%	123,300
Client transaction fees	5,854	2%	5,734	11,863	10%	10,804
Correspondent clearing fees	663	(5)%	699	1,301	(3)%	1,337
Account and service fees – all other	153	65%	93	292	76%	166
Sub-total account and service fees	166,383	32%	126,162	314,809	30%	241,749
Other	8,241	11%	7,424	16,298	(3)%	16,775
Total revenues	1,088,561	23%	883,019	2,131,877	21%	1,757,464

Interest expense	(3,384)	23%	(2,762)	(6,611)	36%	(4,861)
Net revenues	1,085,177	23%	880,257	2,125,266	21%	1,752,603

Non-interest expenses:
Sales commissions	651,388	21%	538,584	1,285,900	20%	1,070,509
Admin & incentive compensation and benefit costs	172,198	17%	146,742	344,087	18%	290,730
Communications and information processing	46,426	17%	39,798	90,443	7%	84,445
Occupancy and equipment	36,396	19%	30,481	71,884	16%	61,906
Business development	24,814	7%	23,143	48,264	(2)%	49,313
Clearance and other	124,583	582%	18,277	181,958	320%	43,328
Total non-interest expenses	1,055,805	32%	797,025	2,022,536	26%	1,600,231
Pre-tax income	$29,372	(65)%	$83,232	$102,730	(33)%	$152,372

Pre-tax margin on net revenues	2.7%		9.5%	4.8%		8.7%
For an overview of our PCG segment operations, refer to the information presented in Item 1, Business, on pages 4 - 5 of our 2016 Form 10-K, as well as the description of the key factors impacting our PCG results of operations discussed on pages 44 - 47 of our 2016 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

PCG client asset balances are as follows as of the dates indicated:

	March 31, 2017	December 31, 2016	September 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	% Change March 2017 vs. Dec. 2016	% Change March 2017 vs. March 2016
	(in billions)
Total PCG assets under administration	$611.0	$585.6	$574.1	$485.6	$473.1	$453.3	4%	26%
PCG assets in fee-based accounts	$260.5	$240.2	$231.0	$196.1	$190.0	$179.4	8%	33%

Total PCG assets under administration increased 26% over March 31, 2016, primarily resulting from our fourth quarter 2016 acquisitions of Alex. Brown and 3Macs. These acquisitions resulted in a combined $50 billion of client asset inflows. In addition, we had net client inflows attributable to strong financial advisor recruiting results and high levels of retention of our existing financial advisors, as well as market appreciation. Total PCG assets in fee-based accounts increased 33% compared to March 31, 2016. Increased client assets under administration typically result in higher fee-based account revenues and mutual fund and annuity service fees. In periods where equity markets improve, assets under administration and client activity generally increase, thereby having a favorable impact on financial advisor productivity. Generally, assets under administration, client activity, and financial advisor productivity decline in periods where equity markets reflect downward trends. Higher client cash balances generally lead to increased interest income and account fee revenues, depending upon spreads realized in our client interest program and RJBDP.

The following table presents a summary of PCG financial advisors as of the dates indicated:

	March 31, 2017 (1)	September 30, 2016	March 31, 2016
Employees	3,001	3,098	2,787
Independent Contractors	4,221	4,048	3,978
Total advisors	7,222	7,146	6,765

(1)
During the six months ended March 31, 2017, we refined the criteria to determine our financial advisor population, which resulted in a decrease in our previously reported counts of approximately 100 advisors as of our date of adoption. The impact of the change in our methodology did not have a significant impact on the prior periods, and thus we have not revised the number of financial advisors reported in prior periods.

Quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 – Private Client Group

Net revenues increased $205 million, or 23%, to $1.1 billion. Pre-tax income decreased $54 million, or 65%, to $29 million. PCG’s pre-tax margin on net revenues decreased to 2.7% as compared to the prior year quarter’s 9.5%.

Securities commissions and fees increased $155 million, or 21%.  The increased commission and fee revenues, which are related to client assets, benefited from strong market conditions and the addition of Alex. Brown and 3Macs in late fiscal 2016. Revenues earned on fee-based accounts, commissions on equity products, new issue sales credits, commissions on fixed income products, and commissions on mutual funds all increased. Client assets under administration increased to $611.0 billion, an increase of $125.4 billion, or 26%, compared to March 31, 2016. The year over year increase in client assets was driven not only by positive net inflows due to the Alex. Brown and 3Macs acquisitions but also by financial advisor retention and successful recruiting results, as well as market appreciation.

Total account and service fees increased $40 million, or 32%. The majority of this increase is due to client account and service fees, which increased $31 million, or 53%, primarily due to an increase in RJBDP fees resulting from increased average balances in the program, as well as an increase in applicable program rates in response to the interest rate increases by the Federal Reserve Bank.

Total segment revenues increased 23%. The portion of total segment revenues that we consider to be recurring is 78% at March 31, 2017, a slight increase from 77% at March 31, 2016.  Recurring commission and fee revenues include asset-based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund and annuity service fees, fees earned on funds in our multi-bank sweep program, and interest. Assets in fee-based accounts at March 31, 2017 increased compared to the prior year by a percentage greater than the percentage increases for total PCG client assets as clients continue to elect fee-

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

based alternatives versus traditional transaction-based accounts in anticipation of the pending DOL regulatory changes. At March 31, 2017, such assets were $260.5 billion, an increase of 33% compared to the $196.1 billion as of March 31, 2016.

As previously discussed, net interest income in the PCG segment increased $9 million, or 37%.

Non-interest expenses increased $259 million, or 32%.  Sales commission expense increased $113 million, or 21%, in line with the increase in commissions and fees revenue. Clearance and Other expense increased $106 million, or 582%, primarily related to increased legal reserves for the Jay Peak matter. Administrative and incentive compensation and benefits expense increased $25 million, or 17%, primarily resulting from additional staffing levels, primarily in operations and information technology functions, to support our continued growth.

Six months ended March 31, 2017 compared with the six months ended March 31, 2016 – Private Client Group

Net revenues increased $373 million, or 21%, to $2.1 billion. Pre-tax income decreased $50 million, or 33%, to $103 million. PCG’s pre-tax margin on net revenues decreased to 4.8% as compared to the prior year’s 8.7%.

Securities commissions and fees increased $284 million, or 20%.  The increased commission and fee revenues, for all product types, were driven by a variety of factors, including strong recruiting results and the acquisitions of Alex. Brown and 3Macs in late fiscal 2016.

Total account and service fees increased $73 million, or 30%. The majority of this increase was due to client account and service fees, which increased $56 million, or 53%, primarily due to an increase in RJBDP fees resulting from increased average balances in the program, as well as an increase in applicable program rates in response to the short-term interest rate increases during the current fiscal year. Mutual fund and annuity service fees increased $16 million, or 13%, primarily as a result of an increase in education and marketing support (“EMS”) fees and mutual fund omnibus fees, which are paid to us by the mutual fund companies whose products we distribute. The increase in EMS fees is primarily due to increased fees pursuant to schedules in existing contracts, new contracts for certain existing fund families, and new fund families joining the program. Omnibus fees are generally based on the number of positions held in our client portfolios. Increases in such revenues are a result of increases in the number of positions invested in existing fund families on the omnibus platform, as well as new fund families joining the omnibus program.

Total segment revenues increased 21%. The portion of total segment revenues that we consider to be recurring is 78% at March 31, 2017, a slight increase from 77% at March 31, 2016.  Recurring commission and fee revenues include asset-based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund and annuity service fees, fees earned on funds in our multi-bank sweep program, and interest.

As previously discussed, net interest income in the PCG segment increased $17 million, or 35%.

Non-interest expenses increased $422 million, or 26%.  Sales commission expense increased $215 million, or 20%, in line with the increase in commissions and fees revenue. Clearance and other expense increased $139 million, or 320%, primarily due to increased legal reserves for the Jay Peak matter. Administrative and incentive compensation and benefits expense increased $53 million, or 18%, primarily resulting from additional staffing levels, primarily in operations and information technology functions, to support our continued growth. Occupancy and equipment expenses increased $10 million, or 16%, due to additional office space expenses resulting from the acquisition of Alex. Brown.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2017	% change	2016	2017	% change	2016
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$59,647	5%	$56,938	$123,966	7%	$116,328
Fixed income	64,660	(19)%	80,208	140,034	(8)%	151,841
Sub-total institutional sales commissions	124,307	(9)%	137,146	264,000	(2)%	268,169
Equity underwriting fees	22,272	230%	6,743	36,781	125%	16,365
Merger & acquisition and advisory fees	53,762	53%	35,218	80,936	23%	66,008
Fixed income investment banking	10,920	(1)%	11,084	19,398	(1)%	19,683
Tax credit funds syndication fees	15,177	(2)%	15,564	26,303	10%	23,953
Investment advisory fees	5,678	(16)%	6,771	10,901	(26)%	14,756
Net trading profit	15,326	16%	13,218	34,645	2%	34,008
Interest	6,475	2%	6,356	12,949	7%	12,143
Other	6,563	(29)%	9,219	11,549	(24)%	15,212
Total revenues	260,480	8%	241,319	497,462	6%	470,297
Interest expense	(4,309)	18%	(3,659)	(8,275)	28%	(6,470)
Net revenues	256,171	8%	237,660	489,187	5%	463,827

Non-interest expenses:
Sales commissions	45,396	(11)%	50,737	96,369	(4)%	100,306
Admin & incentive compensation and benefit costs	113,289	10%	102,581	216,156	9%	198,857
Communications and information processing	17,961	(1)%	18,119	35,608	—	35,505
Occupancy and equipment	8,525	—	8,538	16,980	—	16,913
Business development	9,738	1%	9,665	19,340	(6)%	20,521
Losses and non-interest expenses of real estate partnerships held by consolidated VIEs	5,578	(7)%	6,003	7,374	9%	6,772
Clearance and all other	19,931	4%	19,075	42,268	14%	37,132
Total non-interest expenses	220,418	3%	214,718	434,095	4%	416,006
Income before taxes and including noncontrolling interests	35,753	56%	22,942	55,092	15%	47,821
Noncontrolling interests	(5,498)		(5,145)	(7,603)		(5,434)
Pre-tax income excluding noncontrolling interests	$41,251	47%	$28,087	$62,695	18%	$53,255

For an overview of our Capital Markets segment operations, refer to the information presented in Item 1, Business, on pages 6 - 7 of our 2016 Form 10-K, as well as the description of the key factors impacting our Capital Markets segment results of operations discussed on pages 48 - 50 of our 2016 Form 10-K.

Quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 – Capital Markets

Net revenues increased $19 million, or 8%, to $256 million. Pre-tax income increased $13 million, or 47%, to $41 million.

Merger and acquisition and advisory fees increased $19 million, or 53%, due to a higher volume of merger and acquisition activity in the current period versus the prior year period as well as the impact of our 2016 acquisition of Mummert.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Equity underwriting fees increased $16 million, or 230%, due to more favorable market conditions compared with the prior year period. The total number of both lead-managed and co-managed underwritings increased over the prior year level. Our Canadian operations also benefited from recovering market conditions as compared to the prior year period.

Fixed income commission revenues were 19% lower due to client trading volumes declining as a result of market uncertainty and a flattening yield curve. Offsetting this decrease, institutional equity sales commissions increased $3 million, or 5%, as a result of improved equity market conditions during the current period.

Non-interest expenses increased $6 million, or 3%.  Administrative and incentive compensation and benefits expenses increased $11 million, or 10%, as compared to the prior year period primarily as a result of incentive compensation expenses associated with increased revenues. Offsetting the increase, sales commission expenses decreased $5 million, or 11%, a result of lower institutional fixed income commission revenues during the current period.

Six months ended March 31, 2017 compared with the six months ended March 31, 2016 – Capital Markets

Net revenues increased $25 million, or 5%, to $489 million, led by equity underwriting and merger and acquisition and advisory fee revenues. Pre-tax income increased $9 million, or 18%, to $63 million.

Merger and acquisition and advisory fees increased $15 million, or 23%, due to a stronger volume of both domestic and foreign merger and acquisition activity in the current year versus the prior year.

Equity underwriting fees increased $20 million, or 125%, due to the improvement in equity market conditions, both domestic and Canadian. The total number of both lead-managed and co-managed underwritings increased over the prior year level.

Our tax credit fund syndication business continues to perform well and realized an increase in the number of commitments and closings, generating a $2 million, or 10%, increase in fees.

Total commission revenues decreased $4 million, or 2%. Institutional fixed income commissions decreased $12 million, or 8%, as a result of lower client trading volumes and the flattening yield curve. Offsetting the decline in fixed income commissions, institutional equity sales commissions increased $8 million, or 7%, as a result of improved equity market conditions during the current year.

Non-interest expenses increased $18 million, or 4%.  Administrative and incentive compensation and benefits expenses increased $17 million, or 9%, as compared to the prior year primarily resulting from the increase in incentive compensation as a result of the increase in net revenues.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2017	% change	2016	2017	% change	2016
	($ in thousands)
Revenues:
Investment advisory and related administrative fees:
Managed programs	$77,377	19%	$64,759	$153,685	15%	$133,272
Non-discretionary asset-based administration	21,620	19%	18,177	42,814	20%	35,736
Sub-total investment advisory and related administrative fees	98,997	19%	82,936	196,499	16%	169,008
Other	17,523	26%	13,906	34,117	22%	28,072
Total revenues	116,520	20%	96,842	230,616	17%	197,080

Expenses:
Admin & incentive compensation and benefit costs	31,344	15%	27,372	59,026	7%	54,988
Communications and information processing	7,359	7%	6,868	14,030	4%	13,527
Occupancy and equipment	1,209	9%	1,107	2,369	6%	2,235
Business development	2,711	5%	2,593	5,024	(6)%	5,322
Investment sub-advisory fees	18,025	34%	13,453	35,409	30%	27,191
Other	16,954	25%	13,578	32,724	19%	27,609
Total expenses	77,602	19%	64,971	148,582	14%	130,872
Income before taxes and including noncontrolling interests	38,918	22%	31,871	82,034	24%	66,208
Noncontrolling interests	1,121		748	2,328		1,719
Pre-tax income excluding noncontrolling interests	$37,797	21%	$31,123	$79,706	24%	$64,489

For an overview of our Asset Management segment operations, refer to the information presented in Item 1, Business, on page 8 of our 2016 Form 10-K, as well as the description of the key factors impacting our Asset Management segment results of operations discussed on pages 51 - 53 of our 2016 Form 10-K.

Managed Programs

As of March 31, 2017, approximately 80% of investment advisory and related administrative fees recorded in this segment are earned from assets held in managed programs.  Of these revenues, approximately 70% of such fees recorded in each quarter are determined based on balances at the beginning of a quarter, approximately 15% are based on balances at the end of the quarter and the remaining 15% are computed based on average assets throughout the quarter.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table reflects fee-billable financial assets under management in managed programs at the dates indicated:

	March 31, 2017	December 31, 2016	September 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(in millions)
Financial assets under management:
Eagle Asset Management, Inc. (1)	$29,174	$27,787	$27,235	$25,767	$26,220	$25,692
Freedom accounts (2)	27,694	25,291	24,136	21,839	21,254	20,188
Raymond James Consulting Services (3)	21,181	19,660	18,883	15,064	14,201	13,484
Unified Managed Accounts (“UMA”) (4)	11,496	10,639	10,389	9,378	9,070	8,613
All other	1,119	1,080	1,086	1,071	1,094	1,116
Sub-total financial assets under management	90,664	84,457	81,729	73,119	71,839	69,093
Less: Assets managed for affiliated entities	(5,099)	(4,805)	(4,744)	(4,316)	(4,024)	(3,916)
Total financial assets under management	$85,565	$79,652	$76,985	$68,803	$67,815	$65,177

(1)	Accounts by which Eagle portfolio managers are engaged to manage clients’ assets with investment decisions made by the Eagle portfolio manager.

(2)	Accounts that provide the client a choice between a portfolio of mutual funds, exchange traded funds or a combination of both with investment decisions made by an in-house investment committee.

(3)	Accounts by which in-house or third-party portfolio managers are engaged to manage clients’ assets with investment decisions made by such portfolio manager.

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

The following table summarizes the activity impacting the total financial assets under management in managed programs (including activity in assets managed for affiliated entities) for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(in millions)
Financial assets under management at beginning of period	$84,457	$71,839	$81,729	$69,093
Net inflows of client assets	2,341	980	4,325	1,718
Net market appreciation in asset values	3,866	300	4,610	2,308
Financial assets under management at end of period	$90,664	$73,119	$90,664	$73,119

Non-discretionary asset-based programs

As of March 31, 2017, approximately 20% of investment advisory and related administrative fee revenues recorded in this segment are earned for administrative services on assets held in certain non-discretionary asset-based programs. These assets totaled $135.1 billion, $123.9 billion, and $100.0 billion as of March 31, 2017, December 31, 2016, and March 31, 2016, respectively. The majority of administrative fees associated with these programs are determined based on balances at the beginning of the quarter, and are reflected within “non-discretionary asset-based administration” revenues in this segment’s results of operations.

Quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 – Asset Management

Revenues increased $20 million, or 20%, to $117 million. Pre-tax income increased $7 million, or 21%, to $38 million.

Total investment advisory and related administrative fee revenues increased $16 million, or 19%. Advisory fee revenues arising from managed programs increased $13 million, or 19%, and fee revenues on non-discretionary asset-based administration activities increased $3 million, or 19%, a result from the increases in assets held by such programs over the prior year level. Assets under management were positively impacted by market appreciation in addition to the acquisition of Alex. Brown and successful financial advisor recruiting.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Other income increased $4 million, or 26%, in part resulting from Raymond James Trust, N. A. (“RJ Trust”) which generated an increase in trust fee revenue arising from the increase in trust assets from the prior year level to $5.1 billion as of March 31, 2017.

Expenses increased by $13 million, or 19%, primarily resulting from a $5 million, or 34%, increase in investment sub-advisory fees resulting from the increase in assets in sub-advised managed programs. Administrative and incentive compensation expenses increased $4 million, or 15%, primarily as a result of annual salary increases and increases in personnel to support the growth of the business and incentive compensation increases associated with the 20% increase in revenues over the prior period level. Other expenses increased $3 million, or 25%, primarily due to the increase in revenue sharing with PCG.

Six months ended March 31, 2017 compared with the six months ended March 31, 2016 – Asset Management

Revenues increased $34 million, or 17%, to $231 million. Pre-tax income increased $15 million, or 24%, to $80 million.

Total investment advisory and related administrative fee revenues increased $27 million, or 16%. Advisory fee revenues arising from managed programs increased $20 million, or 15%, and fee revenues on non-discretionary asset-based administration activities increased $7 million, or 20%, both resulting from the increases in assets held by such programs over the prior year level. Assets under management were positively impacted by market appreciation in addition to the acquisition of Alex. Brown and successful financial advisor recruiting.

Other income increased $6 million, or 22%, in part resulting from RJ Trust which generated increased trust fee revenue arising from the increase in trust assets from the prior year level to $5.1 billion as of March 31, 2017 as well as increased fund servicing fees.

Expenses increased $18 million, or 14%, primarily resulting from an $8 million, or 30%, increase in investment sub-advisory fees, a $4 million, or 7%, increase in administrative and incentive compensation expenses and a $5 million, or 19%, increase in other expense. The increase in investment sub-advisory fees is the result of the increase in assets in sub-advised managed programs. The increase in administrative and incentive compensation expenses results primarily from annual salary increases as well as increases in personnel to support the growth of the business. Other expense increased primarily due to the increase in revenue sharing with PCG.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2017	% change	2016	2017	% change	2016
	($ in thousands)
Revenues:
Interest income	$145,837	15%	$127,349	$286,611	20%	237,867
Interest expense	(7,326)	21%	(6,052)	(13,828)	33%	(10,382)
Net interest income	138,511	14%	121,297	272,783	20%	227,485
Other income	2,860	(28)%	3,963	6,603	7%	6,171
Net revenues	141,371	13%	125,260	279,386	20%	233,656

Non-interest expenses:
Compensation and benefits	8,774	20%	7,299	16,498	16%	14,191
Communications and information processing	1,902	9%	1,738	3,769	7%	3,538
Occupancy and equipment	349	22%	285	700	20%	582
Loan loss provision	7,928	(18)%	9,629	6,888	(71)%	23,539
FDIC insurance premiums	4,310	24%	3,472	8,570	22%	7,053
Affiliate deposit account servicing fees	16,192	64%	9,862	27,845	40%	19,902
Other	10,005	28%	7,841	19,084	38%	13,852
Total non-interest expenses	49,460	23%	40,126	83,354	1%	82,657
Pre-tax income	$91,911	8%	$85,134	$196,032	30%	$150,999

For an overview of our RJ Bank segment operations, refer to the information presented in Item 1, Business, on page 9 of our 2016 Form 10-K, as well as the description of the key factors impacting our RJ Bank segment results of operations discussed on page 54 of our 2016 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following tables present certain credit quality trends for loans held by RJ Bank:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(in thousands)
Net loan (charge-offs)/recoveries:
C&I loans	$(19,304)	$(1,427)	$(22,693)	$(1,694)
CRE loans	—	—	5,013	—
Residential mortgage loans	(183)	(109)	(205)	(166)
SBL	—	20	—	21
Total	$(19,487)	$(1,516)	$(17,885)	$(1,839)

	March 31, 2017	September 30, 2016
	(in thousands)
Allowance for loan losses:
Loans held for investment:
C&I loans	$118,660	$137,701
CRE construction loans	1,527	1,614
CRE loans	44,159	36,533
Tax-exempt loans	4,353	4,100
Residential mortgage loans	12,378	12,664
SBL	5,157	4,766
Total	$186,234	$197,378

Nonperforming assets:
Nonperforming loans:
C&I loans	$6,428	$35,194
CRE loans	—	4,230
Residential mortgage loans:
Residential first mortgage	39,842	41,746
Home equity loans/lines	34	37
Total nonperforming loans	46,304	81,207
Other real estate owned:
Residential:
Residential first mortgage	4,824	4,497
Total other real estate owned	4,824	4,497
Total nonperforming assets	$51,128	$85,704
Total nonperforming assets as a % of RJ Bank total assets	0.27%	0.50%

Total loans:
Loans held for sale, net(1)	$208,315	$214,286
Loans held for investment:
C&I loans	7,281,218	7,470,373
CRE construction loans	119,815	122,718
CRE loans	2,881,936	2,554,071
Tax-exempt loans	852,021	740,944
Residential mortgage loans	2,815,996	2,441,569
SBL	2,061,454	1,904,827
Net unearned income and deferred expenses	(39,832)	(40,675)
Total loans held for investment(1)	15,972,608	15,193,827
Total loans(1)	$16,180,923	$15,408,113

(1)	Net of unearned income and deferred expenses.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents RJ Bank’s allowance for loan losses by loan category:

	March 31, 2017		September 30, 2016
	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable
Domestic loans:	($ in thousands)
Loans held for sale	$—	1%	$—	1%
C&I loans	103,367	38%	123,459	42%
CRE construction loans	1,527	1%	1,452	1%
CRE loans	37,668	15%	30,809	14%
Tax-exempt loans	4,353	5%	4,100	5%
Residential mortgage loans	12,370	17%	12,655	16%
SBL	5,155	13%	4,764	12%
Foreign loans	21,794	10%	20,139	9%
Total	$186,234	100%	$197,378	100%

Information on foreign assets held by RJ Bank:

Changes in the allowance for loan losses with respect to loans RJ Bank has made to borrowers who are not domiciled in the U.S. are as follows:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(in thousands)
Allowance for loan losses attributable to foreign loans, beginning of period:	$22,567	$22,058	$20,139	$26,174
(Benefit) provision for loan losses - foreign loans	(886)	4,803	1,802	1,072
Net charge-offs - foreign loans	—	—	—	—
Foreign currency translation adjustment	113	648	(147)	263
Allowance for loan losses attributable to foreign loans, end of period	$21,794	$27,509	$21,794	$27,509

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

	Deposits with other banks	C&I loans	CRE loans	Residential mortgage loans	SBL	Total cross-border outstandings (1)
	(in thousands)
March 31, 2017

Canada	$17,589	$432,783	$111,046	$531	$303	$562,252

September 30, 2016

Canada	$36,843	$367,258	$109,577	$540	$311	$514,529

(1)	Excludes any hedged, non-U.S. currency amounts.

Quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 – RJ Bank

Net revenues increased $16 million, or 13%, to $141 million. Pre-tax income increased $7 million, or 8%, to $92 million.

The increase in pre-tax income was primarily attributable to the increase in net revenues, and a decrease of $2 million, or 18%, in the provision for loan losses, offset by an $11 million, or 36%, increase in non-interest expenses (excluding provision for

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

loan losses). The increase in net revenues was attributable to a $17 million increase in net interest income partially offset by a $1 million decrease in other income.

The $17 million increase in net interest income was the result of a $2.5 billion increase in average interest-earning banking assets. The increase in average interest-earning banking assets was driven by a $2.0 billion increase in average loans and a $537 million net increase in average cash and available for sale investments. The increase in average loans was comprised of a $1.0 billion, or 10%, increase in average corporate loans, a $627 million, or 30%, increase in average residential mortgage loans, and a $367 million, or 22%, increase in average SBL balances. The net interest margin decreased to 3.08% from 3.09% due to an increase in the total cost of funds. The total cost of funds increased to 0.18% from 0.17% due to an increase in deposit and borrowing costs, which includes additional expense from our interest rate hedging activities. Borrowing costs increased to 2.02% from 1.81%. The yield of the average interest-earning banking assets was flat at 3.24%, which was the result of an increase in the yield on cash due to the 25 basis point rise in the Federal Reserve Bank’s benchmark short-term interest rate in December 2016, offset by a decline in the loan portfolio yield to 3.51% from 3.54% and a decline in the investments yield to 1.87% from 1.93%.

Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $2.4 billion to $16.7 billion.

The decrease in the provision for loan losses as compared to the prior year was primarily due to the current period reflecting lower corporate loan growth versus the prior year and improved credit characteristics including the continued decline in total nonperforming loans and residential mortgage loan delinquencies. The positive impact from these improved credit characteristics was partially offset by corporate loan downgrades and charge-offs from the resolution of certain corporate criticized loans.
Non-interest expenses (excluding provision for loan losses) increased $11 million as compared to the prior year quarter. This increase included a $6 million increase in affiliate deposit account servicing fees due to an increase in client account balances, a $2 million increase in compensation and benefits resulting from salary increases and additional staffing levels, and a $1 million increase in FDIC insurance premiums resulting from the increase in deposit balances.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents average balance, interest income and expense, the related interest yields and rates, and interest spreads for RJ Bank for the periods indicated:

	Three months ended March 31,
	2017			2016
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income (1)
Loans held for sale	$137,523	$1,161	3.47%	$156,874	$1,180	3.18%
Loans held for investment:
Domestic:
C&I loans	6,223,121	58,128	3.74%	6,148,708	60,911	3.93%
CRE construction loans	140,960	1,522	4.32%	152,642	2,132	5.52%
CRE loans	2,390,040	20,459	3.42%	1,833,965	14,823	3.20%
Tax-exempt loans (2)	855,636	5,494	3.95%	590,032	4,058	4.23%
Residential mortgage loans	2,735,824	20,389	2.98%	2,109,933	15,493	2.91%
SBL	2,032,941	16,539	3.25%	1,664,752	12,581	2.99%
Foreign:
C&I loans	1,141,562	10,828	3.79%	993,307	8,729	3.48%
CRE construction loans	—	—	—	18,217	451	9.80%
CRE loans	400,292	3,232	3.23%	398,566	2,978	2.96%
Residential mortgage loans	2,974	23	3.04%	2,263	16	2.88%
SBL	921	11	4.77%	1,911	18	3.76%
Total loans, net	16,061,794	137,786	3.51%	14,071,170	123,370	3.54%
Agency MBS	1,175,649	4,919	1.67%	356,507	1,252	1.40%
Non-agency CMOs	40,690	312	3.07%	70,386	451	2.56%
Cash	963,676	1,885	0.79%	1,160,665	1,421	0.49%
FHLB stock, Federal Reserve Bank of Atlanta (“FRB”) stock, and other	131,517	935	2.88%	180,799	855	1.90%
Total interest-earning banking assets	18,373,326	$145,837	3.24%	15,839,527	$127,349	3.24%
Non-interest-earning banking assets:
Allowance for loan losses	(198,330)			(188,168)
Unrealized loss on available for sale securities	(10,842)			(4,082)
Other assets	369,761			271,956
Total non-interest-earning banking assets	160,589			79,706
Total banking assets	$18,533,915			$15,919,233
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$281,553	$999	1.44%	$357,428	$1,406	1.58%
Money market, savings, and NOW accounts	15,676,924	2,901	0.08%	13,230,714	2,008	0.06%
FHLB advances and other	739,862	3,426	1.85%	668,724	2,638	1.56%
Total interest-bearing banking liabilities	16,698,339	$7,326	0.18%	14,256,866	$6,052	0.17%
Non-interest-bearing banking liabilities	101,092			75,218
Total banking liabilities	16,799,431			14,332,084
Total banking shareholder’s equity	1,734,484			1,587,149
Total banking liabilities and shareholder’s equity	$18,533,915			$15,919,233
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,674,987	$138,511		$1,582,661	$121,297
Bank net interest:
Spread			3.06%			3.07%
Margin (net yield on interest-earning banking assets)			3.08%			3.09%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			110.03%			111.10%
Annualized return on average:
Total banking assets			1.30%			1.43%
Total banking shareholder’s equity			13.86%			14.36%
Average equity to average total banking assets			9.36%			9.97%
The text of the footnotes in the above table are on the following page.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Explanation of the footnotes to the table on the preceding page:

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended March 31, 2017 and 2016 was $10 million and $11 million, respectively.

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
	2017 compared to 2016
	Increase (decrease) due to
	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale	$(146)	$127	$(19)
Loans held for investment:
Domestic:
C&I loans	737	(3,520)	(2,783)
CRE construction loans	(163)	(447)	(610)
CRE loans	4,494	1,142	5,636
Tax-exempt loans	1,826	(390)	1,436
Residential mortgage loans	4,595	301	4,896
SBL	2,783	1,175	3,958
Foreign:
C&I loans	1,303	796	2,099
CRE construction loans	(451)	—	(451)
CRE loans	13	241	254
Residential mortgage loans	6	1	7
SBL	(9)	2	(7)
Agency MBS	2,876	791	3,667
Non-agency CMOs	(190)	51	(139)
Cash	(241)	705	464
FHLB stock, FRB stock, and other	(233)	313	80
Total interest-earning banking assets	17,200	1,288	18,488

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	(298)	(109)	(407)
Money market, savings and NOW accounts	371	522	893
FHLB advances and other	281	507	788
Total interest-bearing banking liabilities	354	920	1,274
Change in net interest income	$16,846	$368	$17,214

Six months ended March 31, 2017 compared with the six months ended March 31, 2016 – RJ Bank

Net revenues increased $46 million, or 20%, to $279 million. Pre-tax income increased $45 million, or 30%, to $196 million.

The increase in pre-tax income was primarily attributable to the increase in net revenues and a decrease of $17 million, or 71%, in the provision for loan losses, partially offset by a $17 million, or 29%, increase in non-interest expenses (excluding provision for loan losses). The increase in net revenues was attributable to a $45 million increase in net interest income.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The $45 million increase in net interest income was the result of a $2.8 billion increase in average interest-earning banking assets and an increase in net interest margin. The increase in average interest-earning banking assets was driven by a $2.0 billion increase in average loans and a $714 million increase in average cash and available for sale investments. The increase in average loans was comprised of a $1.1 billion, or 11%, increase in average corporate loans, a $571 million, or 27%, increase in average residential mortgage loans, and a $382 million, or 24%, increase in average SBL balances. The net interest margin increased to 3.07% from 3.00% due to an increase in the average interest-earning asset yield to 3.22% from 3.14% compared to the prior year, partially offset by an increase in the total cost of funds to 0.17% from 0.15%. The increase in the average interest-earning banking assets yield was primarily due to an increase in the loan portfolio yield to 3.49% from 3.36% resulting from an overall rise in interest rates as compared to the prior year as well as higher corporate loan fee income. The increase in the total cost of funds primarily resulted from an increase in deposit and borrowing costs, which includes additional expense from our interest rate hedging activities. Borrowing costs increased to 1.98% from 1.63%.

Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $2.7 billion to$16.3 billion.

The decrease in the provision for loan losses as compared to the prior year was primarily due to significantly higher corporate loan growth during the prior year and additional provision during the prior year resulting from loans outstanding within the energy sector, which did not recur in the current year. The provision for loan losses also reflects improved credit characteristics including the continued decline in total nonperforming loans and in residential mortgage loan delinquencies.
Non-interest expenses (excluding provision for loan losses) increased $17 million as compared to the prior year. The current year expense included an $8 million increase in affiliate deposit account servicing fees due to an increase in client account balances and a $2 million increase in FDIC insurance premiums resulting from the increase in deposit balances. Other increases in non-interest expense included a $2 million increase in compensation and benefits resulting from salary increases and staff additions, a $1 million increase in equity losses related to RJ Bank’s investment in low income housing tax credit projects, and a $1 million increase in expense related to the reserve for unfunded lending commitments.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents average balance, interest income and expense, the related interest yields and rates, and interest spreads for RJ Bank for the periods indicated:

	Six months ended March 31,
	2017			2016
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income (1)
Loans held for sale	$159,021	$2,422	3.08%	$160,949	$2,342	3.10%
Loans held for investment:
Domestic:
C&I loans	6,306,555	118,537	3.73%	6,114,480	113,840	3.67%
CRE construction loans	128,680	2,879	4.42%	140,620	3,554	4.97%
CRE loans	2,288,785	39,853	3.44%	1,803,603	26,304	2.87%
Tax-exempt loans (2)	831,637	10,740	3.97%	553,124	7,492	4.17%
Residential mortgage loans	2,645,328	38,935	2.91%	2,074,801	30,462	2.89%
SBL	1,991,393	31,918	3.17%	1,608,855	23,816	2.91%
Foreign:
C&I loans	1,115,145	21,725	3.85%	964,806	17,026	3.47%
CRE construction loans	8,007	148	3.66%	29,917	777	5.11%
CRE loans	380,017	6,092	3.17%	359,149	5,290	2.90%
Residential mortgage loans	2,620	41	3.08%	2,207	32	2.88%
SBL	908	21	4.65%	1,917	36	3.73%
Total loans, net	15,858,096	273,311	3.49%	13,814,428	230,971	3.36%
Agency MBS	996,833	7,651	1.54%	348,393	2,347	1.35%
Non-agency CMOs	45,879	657	2.86%	72,477	915	2.52%
Cash	934,459	3,129	0.67%	834,268	1,757	0.42%
FHLB stock, FRB stock, and other	151,889	1,863	2.46%	159,085	1,877	2.35%
Total interest-earning banking assets	17,987,156	$286,611	3.22%	15,228,651	$237,867	3.14%
Non-interest-earning banking assets:
Allowance for loan losses	(197,605)			(180,484)
Unrealized loss on available for sale securities	(7,958)			(3,993)
Other assets	364,156			262,796
Total non-interest-earning banking assets	158,593			78,319
Total banking assets	$18,145,749			$15,306,970
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$292,517	$2,134	1.46%	$358,511	$2,854	1.59%
Money market, savings, and NOW accounts	15,278,513	5,057	0.07%	12,603,622	2,759	0.04%
FHLB advances and other	768,327	6,637	1.71%	706,087	4,769	1.33%
Total interest-bearing banking liabilities	16,339,357	$13,828	0.17%	13,668,220	$10,382	0.15%
Non-interest-bearing banking liabilities	93,937			72,415
Total banking liabilities	16,433,294			13,740,635
Total banking shareholder’s equity	1,712,455			1,566,335
Total banking liabilities and shareholder’s equity	$18,145,749			$15,306,970
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,647,799	$272,783		$1,560,431	$227,485
Bank net interest:
Spread			3.05%			2.99%
Margin (net yield on interest-earning banking assets)			3.07%			3.00%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			110.08%			111.42%
Annualized return on average:
Total banking assets			1.41%			1.32%
Total banking shareholder’s equity			14.92%			12.89%
Average equity to average total banking assets			9.44%			10.23%
The text of the footnotes in the above table are on the following page.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Explanation of the footnotes to the table on the preceding page:

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the six months ended March 31, 2017 and 2016 was$19 million and $15 million, respectively.

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
	2017 compared to 2016
	Increase (decrease) due to
	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale	$(29)	$109	$80
Loans held for investment:
Domestic:
C&I loans	3,576	1,121	4,697
CRE construction loans	(301)	(374)	(675)
CRE loans	7,076	6,473	13,549
Tax-exempt loans	3,772	(524)	3,248
Residential mortgage loans	8,376	97	8,473
SBL	5,663	2,439	8,102
Foreign:
C&I loans	2,653	2,046	4,699
CRE construction loans	(569)	(60)	(629)
CRE loans	307	495	802
Residential mortgage loans	7	2	9
SBL	(19)	4	(15)
Agency MBS	4,368	936	5,304
Non-agency CMOs	(336)	78	(258)
Cash	211	1,161	1,372
FHLB stock, FRB stock, and other	(85)	71	(14)
Total interest-earning banking assets	34,670	14,074	48,744

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	(526)	(194)	(720)
Money market, savings and NOW accounts	585	1,713	2,298
FHLB advances and other	420	1,448	1,868
Total interest-bearing banking liabilities	479	2,967	3,446
Change in net interest income	$34,191	$11,107	$45,298

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2017	% change	2016	2017	% change	2016
	($ in thousands)
Revenues:
Interest income	$5,474	57%	$3,476	$10,162	63%	$6,237
Investment advisory fees	275	209%	89	759	28%	594
Other	10,260	63%	6,307	20,547	176%	7,441
Total revenues	16,009	62%	9,872	31,468	120%	14,272

Interest expense	(24,027)	23%	(19,501)	(49,129)	27%	(38,679)
Net revenues	(8,018)	17%	(9,629)	(17,661)	28%	(24,407)

Non-interest expenses:
Compensation and other	25,548	90%	13,426	35,657	70%	20,925
Acquisition-related expenses	1,086	(82)%	6,015	13,752	74%	7,887
Total non-interest expenses	26,634	37%	19,441	49,409	71%	28,812
Loss before taxes and including noncontrolling interests	(34,652)	(19)%	(29,070)	(67,070)	(26)%	(53,219)
Noncontrolling interests	166		388	2,201		1,440
Pre-tax loss excluding noncontrolling interests	$(34,818)	(18)%	$(29,458)	$(69,271)	(27)%	$(54,659)
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

Quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 – Other

The pre-tax loss generated by this segment increased by $5 million, or 18%.

Total revenues in this segment increased $6 million, or 62%, most of which is comprised of an increase in our other revenues of $4 million, or 63%, primarily due to gains (both realized and unrealized) arising from our private equity portfolio, which increased $3 million compared to the prior year period.

Interest expense incurred on our senior notes increased by $5 million, or 24%, as the outstanding balance increased compared to the prior year due to the July 2016 issuances of $800 million in senior notes, offset by the April 2016 maturity and repayment of $250 million of senior notes and, to a much lesser extent, the March 2017 extinguishment of $350 million of senior notes.

Compensation and other expenses increased by $12 million, or 90%. The current period includes an $8 million expense related to the acceleration of unamortized debt issuance costs related to the early extinguishment of our senior notes. The acquisition-related expenses in the current period pertain to certain incremental expenses incurred in connection with our fiscal year 2016 acquisitions of Alex. Brown and 3Macs. See Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the components of these expenses.

Six months ended March 31, 2017 compared with the six months ended March 31, 2016 – Other

The pre-tax loss generated by this segment increased by $15 million, or 27%.

Total revenues in this segment increased $17 million, or 120%, most of which is comprised of an increase in our other revenues of $13 million, or 176%, due to higher gains (both realized and unrealized) arising from our private equity portfolio, which increased $13 million compared to the prior year period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Interest expense incurred on our senior notes increased $10 million, or 27%, as the outstanding balance of senior notes increased compared to the prior year due to the July 2016 issuances of $800 million in senior notes, offset primarily by the April 2016 maturity and repayment of $250 million of senior notes and, to a much lesser extent, the March 2017 extinguishment of $350 million of senior notes.

Compensation and other expenses increased by $15 million, or 70%. The current year includes an $8 million expense related to the acceleration of unamortized debt issuance costs related to the early extinguishment of our senior notes and increased advertising expense related to our new TV advertising campaign. The acquisition-related expenses in the current year pertain to certain incremental expenses incurred in connection with our fiscal year 2016 acquisitions of Alex. Brown and 3Macs. See Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the components of these expenses.

Certain statistical disclosures by bank holding companies

As a financial holding company, we are required to provide certain statistical disclosures by bank holding companies pursuant to the Securities and Exchange Commission’s Industry Guide 3.  Certain of those disclosures are as follows for the periods indicated:

	For the three months ended March 31,		For the six months ended March 31,
	2017	2016 (1)	2017	2016 (1)

RJF return on assets (2)	1.4%	1.9%	1.6%	1.7%
RJF return on equity (3)	8.8%	10.8%	10.2%	10.1%
Equity to assets (4)	16.3%	17.6%	16.1%	17.7%
Dividend payout ratio(5)	28.6%	23.0%	24.9%	25.0%

(1)	Recomputed after the impact of the deconsolidation of certain VIEs (see Note 1 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the deconsolidation).

(2)
Computed as net income attributable to RJF for the period indicated, divided by average assets (the sum of total assets at the beginning and end of the period, divided by two) the product of which is then annualized.

(3)
Computed by utilizing the net income attributable to RJF for the period indicated, divided by the average equity attributable to RJF (for the quarter, computed by adding the total equity attributable to RJF as of the date indicated plus the prior quarter-end total, divided by two and for the year-to-date period, computed by adding the total equity attributable to RJF as of each quarter-end date during the indicated year-to-date period, plus the beginning of the year, divided by three). The result is then annualized.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Cash provided by operating activities during the six months ended March 31, 2017 was $1.1 billion. Cash generated by successful operating results over the period resulted in a $448 million increase in cash.

Increases in cash from operations include:

•	A $1.05 billion decrease in assets segregated pursuant to regulations and other segregated assets, primarily resulting from the decrease in client cash balances described below.

•	Securities trading inventories decreased $174 million.

•	Prepaid expenses and other assets decreased $159 million.

•	Proceeds from sales of securitizations and loans held for sale, net of purchases and originations, resulted in a $78 million increase.

•	A decrease in our brokerage client receivables and other receivables of $23 million

Offsetting these, decreases in cash used in operations resulted from:

•	A decrease of $431 million in brokerage client payables and other accounts payable, in part, reflecting a decrease in client cash balances in our client interest program.

•	Stock loan, net of stock borrowed decreased $235 million.

•	Accrued compensation, commissions and benefits decreased $108 million, primarily resulting from the annual payment of certain incentive awards.

•	Securities purchased under agreements to resell, net of securities sold under agreements to repurchase, decreased $36 million

•	Loans to financial advisors, net of repayments, increased resulting in the use of $34 million in cash to fund loans as a result of strong recruiting results.

Investing activities resulted in the use of $1.94 billion of cash during the six months ended March 31, 2017.

The primary investing activities were:

•	An increase in RJ Bank loans used $997 million.

•	Purchases of available for sale investments held at RJ Bank, net of proceeds from maturations, repayments and sales within the portfolio, used $863 million.

•
We used $123 million to fund property investments. Of this total, $52 million was used for our December 2016 purchase of three office buildings providing 300,000 square feet in total additional office space capacity, which are located adjacent to our existing corporate headquarters in St. Petersburg, Florida. We believe that this additional office space provides us the capacity we need to support our expected growth for five to ten years. The remainder was invested in software and computer equipment.

•	Other investments provided $51 million.

Financing activities provided $1.86 billion of cash during the six months ended March 31, 2017.

Increases in cash from financing activities resulted from:

•	RJ Bank deposit balances provided $2.1 billion.

•	Proceeds of $50 million from a net increase in our short-term borrowings.

•	Proceeds of $100 million from FHLB borrowings.

•	Proceeds from the exercise of stock options and employee stock purchases provided $44 million.

Offsetting these, decreases in cash from financing activities resulted from:

•	Repayment of $350 million of senior notes.

•	Payment of dividends to our shareholders of $63 million.

•	Purchases of treasury stock of $29 million, most of which resulted from the repurchase of shares when employees surrender shares as payment for option exercises or withholding taxes.

The effect of currency exchange rates on our cash balances has resulted in a $36 million decrease in our U.S. dollar denominated cash balance during the six months ended March 31, 2017. This effect is primarily attributable to cash balances we have that are denominated in Canadian currency. The Canadian dollar to U.S. dollar exchange rate decreased 1.4% since September 30, 2016, which has a negative impact on this measure. The amount of our cash balance denominated in Canadian currency also increased during the period.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities provide adequate funds for continuing operations at current levels of activity.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Sources of Liquidity

Approximately $924 million of our total March 31, 2017 cash and cash equivalents (a portion of which resides in a deposit account at RJ Bank) was available to us without restrictions. The cash and cash equivalents held were as follows:

Cash and cash equivalents:	March 31, 2017
	(in thousands)
RJF	$282,767	(1) (2)
RJ&A	779,935	(2)
RJ Bank	856,736
RJ Ltd.	423,525
RJFS	117,189
RJFSA	40,581
Other subsidiaries	135,593
Total cash and cash equivalents	$2,636,326

(1)
RJF maintains a depository account at RJ Bank which has a balance of $252 million as of March 31, 2017. This cash balance is reflected in the RJF total, and is excluded from the RJ Bank total, since this balance is available to RJF on-demand and without restriction.

(2)
RJF has loaned $666 million to RJ&A as of March 31, 2017 (such amount is included in the RJ&A cash balance presented in this table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

In addition to the cash balances described above, we have other various potential sources of liquidity which are described as follows.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A and RJ Bank.

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from client transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At March 31, 2017, RJ&A significantly exceeded both the minimum regulatory and its financing covenants net capital requirements. At that date, RJ&A had excess net capital of $424 million, of which $82 million is available for dividend while still maintaining the internally targeted net capital ratio of 15% of aggregate debit items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without Financial Industry Regulatory Authority (“FINRA”) approval.

RJ Bank may pay dividends to the parent company without the prior approval of its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted regulatory capital ratios. At March 31, 2017, RJ Bank had $161 million of capital in excess of the amount it would need at March 31, 2017 to maintain its targeted total capital to risk-weighted assets ratio of 12.5%, and could pay a dividend of such amount without requiring prior approval of its regulator.

Although we have liquidity available to us from our other subsidiaries, the available amounts are not as significant as the amounts described above and, in certain instances, may be subject to regulatory requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Borrowings and Financing Arrangements

The following table presents our financing arrangements with third party lenders that we generally utilize to finance a portion of our fixed income securities trading instruments held, and the outstanding balances related thereto, as of March 31, 2017:

	RJ&A(1)	RJ Ltd.		RJF	Total	Total number of arrangements
	($ in thousands)
Financing arrangement:
Committed secured (2)	$200,000	$—		$—	$200,000	2
Committed unsecured	—	—		300,000	300,000	1
Uncommitted secured(2)(3)	2,200,000	46,597	(4)	—	2,246,597	8
Uncommitted unsecured(2)(3)	350,000	—		50,000	400,000	6
Total financing arrangements	$2,750,000	$46,597		$350,000	$3,146,597	17

Outstanding borrowing amount:
Committed secured (2)	$—	$—		$—	$—
Committed unsecured	—	—		—	—
Uncommitted secured(2)(3)(5)	272,476	—		—	272,476
Uncommitted unsecured(2)(3)	—	—		—	—
Total outstanding borrowing amount	$272,476	$—		$—	$272,476

(1)	We generally utilize the RJ&A facilities to finance a portion of our fixed income securities trading instruments.

(2)	Our ability to borrow is dependent upon compliance with the conditions in the various committed loan agreements and collateral eligibility requirements.

(3)	Lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

(4)
This financing arrangement is primarily denominated in Canadian dollars, amounts presented in the table have been converted to U.S. dollars at the currency exchange rate in effect as of March 31, 2017.

(5)	As of March 31, 2017, we had outstanding borrowings under six uncommitted secured borrowing arrangements with lenders.

The committed financing arrangements are in the form of tri-party repurchase agreements, or in the case of the RJF Credit Facility, an unsecured line of credit.  The uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit.

In May 2017, RJF’s Credit Facility was amended to extend the maturity date from August 2020 to May 2022.

RJ Bank had $675 million in FHLB borrowings outstanding at March 31, 2017, comprised of floating-rate advances totaling $650 million and a $25 million fixed-rate advance, all of which are secured by a blanket lien on RJ Bank’s residential mortgage loan portfolio (see Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these borrowings). RJ Bank has an additional $1.2 billion in immediate credit available from the FHLB as of March 31, 2017 and with the pledge of additional collateral to the FHLB, total available credit of 30% of total assets. In April 2017, RJ Bank borrowed an additional $100 million variable-rate advance from the FHLB.

RJ Bank is eligible to participate in the Fed’s discount-window program; however, we do not view borrowings from the Fed as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and would be secured by pledged C&I loans.

From time to time we purchase reverse repurchase agreements and repurchase agreements.  We account for each of these types of transactions as collateralized financings with the outstanding balances on the repurchase agreements included in securities sold under agreements to repurchase. At March 31, 2017, collateralized financings (uncommitted secured agreements) outstanding balances in the amount of $222 million (which are reflected in the table of financing arrangements above) are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition included in this Form 10-Q. Such financings are generally collateralized by non-customer, RJ&A owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 125% of the amount financed.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period end balances for Repurchase Agreements and Reverse Repurchase Agreements of RJF are as follows:

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended:	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
	(in thousands)
March 31, 2017	$204,623	$222,476	$222,476	$410,678	$535,224	$535,224
December 31, 2016	219,095	241,773	203,378	424,548	445,646	358,493
September 30, 2016	202,687	195,551	193,229	412,513	470,222	470,222
June 30, 2016	239,237	266,158	266,158	433,003	457,777	444,812
March 31, 2016	268,150	266,761	190,679	419,112	471,925	428,864

At March 31, 2017, in addition to the financing arrangements described above, we had $31 million outstanding on a mortgage loan for our St. Petersburg, Florida home-office complex, which we include in other borrowings in the Condensed Consolidated Statements of Financial Condition included in this Form 10-Q.

At March 31, 2017, we have senior notes payable of $1.3 billion. Our senior notes payable, exclusive of any unaccreted premiums or discounts and unamortized debt issuance costs, is comprised of $300 million par 8.60% senior notes due 2019, $250 million par 5.625% senior notes due 2024, $500 million par 3.625% senior notes due 2026, and $300 million par 4.95% senior notes due 2046. See Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our senior notes payable.

On May 5, 2017, we announced the issuance of $500 million in aggregate principal amount of 4.95% senior notes through the reopening of our July 2016 $300 million of 4.95% senior notes due 2046, in a registered public offering. The notes are treated as a single series with the July 2016 notes and have the same terms. The aggregate net proceeds, after underwriting discounts and commissions and estimated expenses, are expected to be used for working capital and general corporate purposes.

Our senior long-term debt ratings as of the most current report are:

Rating Agency	Rating	Outlook
Standard & Poor’s Ratings Services (“S&P”)	BBB+	Stable
Moody’s Investors Service (“Moody’s”)	Baa2	Positive

On May 4, 2017 S&P upgraded our senior long-term debt rating from BBB to BBB+ with a change in the outlook from positive to stable. Additionally, on April 17, 2017, Moody’s placed RJF’s rating on review for upgrade.

Our current long-term debt ratings depend upon a number of factors including industry dynamics, operating and economic environment, operating results, operating margins, earnings trends and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share, and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings.  Any rating downgrades could increase our costs in the event we were to obtain additional financing.

Should our credit rating be downgraded prior to a public debt offering it is probable that we would have to offer a higher rate of interest to bond holders.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable. A downgrade below investment grade could result in the termination of certain derivative contracts and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions (see Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information). A credit downgrade could create a reputational issue and could also result in certain counterparties limiting their business with us, result in negative comments by analysts and potentially impact investor perception of us, and resultantly impact our stock price and/or our clients’ perception of us. A credit downgrade would result in RJF incurring a higher commitment fee on any unused balance on one of its borrowing arrangements, the $300 million revolving credit facility, in addition to triggering a higher interest rate applicable to any borrowings outstanding on that line as of and subsequent to such downgrade. Conversely, an improvement in RJF’s current credit rating could have a favorable

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

impact on the commitment fee as well as the interest rate applicable to any borrowings on such line. None of our credit agreements contain a condition or event of default related to our credit ratings.

Other sources and uses of liquidity

We own life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. The policies which we could readily borrow against have a cash surrender value of $359 million as of March 31, 2017 and we are able to borrow up to 90%, or $323 million of the March 31, 2017 total, without restriction.   There are no borrowings outstanding against any of these policies as of March 31, 2017.

On May 22, 2015 we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune.

See the “contractual obligations” section below for information regarding our contractual obligations.

On April 13, 2017, we entered into an agreement regarding a proposed settlement related to the Jay Peak matter. The proposed settlement, subject to court review and approval and other customary conditions, requires us to pay the SEC-appointed receiver in two installments totaling $145.5 million (in addition to the previously paid $4.5 million to the State of Vermont). At the present time, we have the ability to utilize our cash on-hand to fund the settlement. See Note 17 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information.

On April 20, 2017, we announced that we entered into a definitive agreement to acquire 100% of the outstanding shares of the Scout Group (see Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information) for a purchase price consideration of $172.5 million, subject to purchase price adjustments at closing, as well as additional integration and acquisition-related expenses we expect to incur as a result of the acquisition. We expect the closing date of this purchase transaction to occur prior to December 31, 2017. At the present time, we have the ability to utilize our cash on-hand to fund the purchase.

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

Total assets of $32.9 billion at March 31, 2017 are $1.4 billion, or 5% greater than our total assets as of September 30, 2016. Our cash and cash equivalents balances increased $986 million; refer to the discussion of the components of this increase in the “Liquidity and Capital Resources” section within this Item 2. Our available for sale securities portfolio increased by $855 million, as RJ Bank increased their investments in such securities during the period. Net bank loans receivable increased $784 million primarily due to the growth of RJ Bank’s residential and corporate loan portfolios during the period. Offsetting these increases, assets segregated pursuant to federal regulations (for the benefit of our clients) decreased $1.1 billion, in part due to a significant number of client accounts from the September 2016 Alex. Brown acquisition electing into our RJBDP program during the first quarter of the current fiscal year. The balance of derivative instruments associated with offsetting matched book positions decreased $136 million primarily as a result of the decrease in fair value of such derivatives (see the discussion of the corresponding decrease in the liability in the following paragraph).

As of March 31, 2017, our total liabilities of $27.6 billion are $1.2 billion, or 4% greater than our total liabilities as of September 30, 2016. Bank deposit liabilities increased $2.1 billion as RJ Bank retained a higher portion of RJBDP balances to fund a portion of their increased securities portfolio and net loan growth. Other borrowings increased by $148 million as we increased our utilization of short-term financings to finance the securities trading inventory and increased borrowings by RJ Bank from FHLB during the period. Offsetting these increases, brokerage client payable balances decreased $371 million, reflecting a decrease in client cash balances in our client interest program (refer to the discussion of the decrease in assets segregated pursuant to federal regulations above). Our outstanding balance of senior notes payable decreased $341 million as we redeemed all of the outstanding 6.90% senior notes due 2042 during the current period. Stock loan balances decreased $274 million as a result of decreased activity. Derivative instruments associated with offsetting matched book positions decreased $136 million primarily as a result of the decrease in fair value of such derivatives (refer to the corresponding decrease in the assets described above).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Contractual obligations

On March 15, 2017, we redeemed all of our outstanding 6.90% Senior Notes due 2042. The aggregate principal amount of the 6.90% Senior Notes was $350 million. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding the redemption of these senior notes.

Other than the item described above, as of March 31, 2017 and since September 30, 2016, there have been no material changes in our contractual obligations presented on pages 70 - 71 of our 2016 Form 10-K, other than in the ordinary course of business. See Note 17 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, for additional information regarding certain commitments as of March 31, 2017.

Regulatory

The following discussion should be read in conjunction with the description of the regulatory framework applicable to the financial services industry and relevant to us as described in the Regulation section of Item 1 on pages 10 - 15 of our 2016 Form 10-K, and the Regulatory section on pages 71 - 72 of our 2016 Form 10-K.

We continue to maintain a number of private equity investments, some of which meet the definition of “covered funds” and therefore are subject to certain limitations under the covered funds provisions of the Volcker Rule. The amount of future investments of this nature that we may make will necessarily be limited to maintain compliance with the Volcker Rule. In its July 2016 announcement extending the conformance deadline to July 21, 2017, the Fed indicated that upon application of a banking entity, it is permitted to provide up to an additional five years to conform investments in certain illiquid funds, where the banking entity had a contractual commitment to invest in the fund as of May 1, 2010. As the majority of our “covered fund” investments meet the criteria to be considered an illiquid fund under the Volcker Rule, we submitted a request to extend the conformance period for these investments. During the quarter ending March 31, 2017, we received approval from the Fed to continue to hold these investments for up to an additional five-year conformance period, thereby extending their applicable holding period until July 2022 for such investments. The extension of the conformance deadline provides us additional time to realize the value of many of our investments in due course, to assess what we expect to remain in our portfolio at the conformance deadline and to execute appropriate strategies to comply with the Volcker Rule at such time.

See Results of Operations - Executive Overview in this Form 10-Q for information on the delayed implementation deadline related to the DOL’s final regulation expanding the definition of who is deemed an “investment advice fiduciary” under ERISA as a result of giving investment advice to a plan, plan participant or beneficiary, as well as under the Internal Revenue Code for individual retirement accounts and non-ERISA plans.

Other than as described in the preceding paragraphs, we are not aware of additional information concerning the regulatory environment in which we conduct our businesses, as described on pages 10 - 15 of our 2016 Form 10-K.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

See Note 2 on pages 110 - 116 of our 2016 Form 10-K for a discussion of our fair value accounting policies regarding financial instruments owned and financial instruments sold but not yet purchased. Since September 30, 2016, we have not implemented any material changes in the fair value accounting policies described therein during the period covered by this report.

As of March 31, 2017, 10% of our total assets and 3% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $235 million as of March 31, 2017 and represent 7% of our assets measured at fair value. Of the Level 3 assets as of March 31, 2017, our ARS positions comprise $131 million, or 56%, and our private equity investments not measured at NAV comprise $89 million, or 38%, of the total.  Level 3 assets represent 4% of total equity as of March 31, 2017.

Financial instruments which are liabilities categorized as Level 3 are insignificant as of March 31, 2017 and represent less than 1% of liabilities measured at fair value.

Our investments in private equity measured at NAV amount to $113 million at March 31, 2017.

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

We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  During the quarter, we changed our annual goodwill impairment test date for all reporting units from December 31 to January 1; however, the results of our test did not change as we continue to evaluate balances as of December 31. We performed our latest annual goodwill impairment testing during the quarter ended March 31, 2017, evaluating balances as of December 31, 2016, and no impairment was identified. In that testing, we performed both a qualitative impairment assessment for certain of our reporting units and a quantitative impairment assessment for our two RJ Ltd. reporting units operating in Canada.

For each reporting unit on which we perform a qualitative assessment, we determine whether it is more likely than not that the carrying value of such reporting unit, including the recorded goodwill, is in excess of the fair value of the reporting unit. In any instance in which we are unable to qualitatively conclude that it is more likely than not that the fair value of the reporting unit exceeds the reporting unit carrying value including goodwill, a quantitative analysis of the fair value of the reporting unit would be performed. Based upon the outcome of our qualitative assessments, we determined that no quantitative analysis of the fair value of any of the reporting units we elected to qualitatively analyze for impairment during the quarter ended March 31, 2017 was required, and we concluded that none of the goodwill allocated to any of those reporting units was impaired. No events have occurred since our assessment that would cause us to update this impairment testing.

Although GAAP provides the option to perform a qualitative analysis which may result in a conclusion that no quantitative analysis of the reporting unit equity value is required, for this year’s annual goodwill testing of our two RJ Ltd. reporting units that include an allocation of goodwill, we elected to perform a quantitative analysis. In these analyses, we make significant assumptions and estimates about, among other things, the extent and timing of future cash flows and discount rates and which guideline companies to use to assess the equity value of each RJ Ltd. reporting unit. Based upon the outcome of our quantitative assessments, we concluded there was no impairment of goodwill as the fair value of the equity of each of the RJ Ltd. reporting units was in excess of its respective carrying value, which includes goodwill.

See Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our goodwill, including our goodwill impairment testing.

Loss provisions

Refer to the discussion of loss provisions in Item 7 on page 78 of our 2016 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Loss provisions arising from legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 on page 123 of our 2016 Form 10-K. In addition, refer to Note 17 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding legal and regulatory matter contingencies as of March 31, 2017.

Loss provisions arising from operations of our Broker-Dealers

The recorded amount of liabilities associated with brokerage client receivables and loans to financial advisors and certain key revenue producers, is subject to significant management judgment. See Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the allowance for doubtful accounts associated with loans to financial advisors as of March 31, 2017.

Loan loss provisions arising from operations of RJ Bank

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio. See the discussion regarding RJ Bank’s methodology in estimating its allowance for loan losses in Item 7A - Credit Risk, on pages 88 - 92 of our 2016 Form 10-K.

At March 31, 2017, the amortized cost of all RJ Bank loans was $16.2 billion and an allowance for loan losses of $186 million was recorded against that balance. The total allowance for loan losses is equal to 1.17% of the amortized cost of the loan portfolio.

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

Effective October 1, 2016, we adopted new accounting guidance related to simplifying certain aspects of accounting for stock compensation which directly impacted our income tax expense for the six months ended March 31, 2017. See Notes 1 and 16 in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on our adoption of this new accounting guidance.

Effects of recently issued accounting standards, and accounting standards not yet adopted

In May 2014, the FASB issued new guidance regarding revenue recognition. The new guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also provides guidance on accounting for certain contract costs and requires additional disclosures. This new revenue recognition guidance, including subsequent amendments, is first effective for our financial report covering the quarter ending December 31, 2018. Although, early adoption is permitted for fiscal years beginning after December 15, 2016, we do not plan to early adopt. Upon adoption, we may use either a full retrospective or a modified retrospective approach with respect to presentation of comparable periods prior to the effective date. We are still evaluating which transition approach to use. We are also still evaluating the impact the adoption of this new guidance will have on our financial position and results of operations. Our implementation efforts include identifying revenues and costs within the scope of the standard, analyzing contracts and reviewing potential changes to our existing revenue recognition accounting policies. Under the new standard, we may be required to change our current presentation of certain costs from a net presentation within revenues to a gross presentation, particularly with respect to mergers and acquisitions advisory and underwriting transactions.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

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

This amended guidance was first effective for us during the quarter ending December 31, 2016. See Notes 1 and 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for discussions of the impact the adoption of this new guidance had on our consolidated financial statements.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

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

In March 2016, the FASB issued amended guidance related to stock compensation. The amended guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amended guidance is first effective for our financial report covering the quarter ended December 31, 2017, although early adoption is permitted. We elected to adopt this new guidance early. See Notes 1 and 16 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for discussions of the impact the adoption of this new guidance had on our consolidated financial statements.

In June 2016, the FASB issued new guidance related to the measurement of credit losses on financial instruments. The amended guidance involves several aspects of the accounting for credit losses related to certain financial instruments including assets measured at amortized cost, available-for-sale debt securities and certain off-balance sheet commitments. The new guidance broadens the information that an entity must consider in developing its estimated credit losses expected to occur over the remaining life of assets measured either collectively or individually to include historical experience, current conditions and reasonable and supportable forecasts, replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses (“CECL”) model.  The new guidance expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating credit losses and requires new disclosures of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The new guidance is first effective for our financial report covering the quarter ended December 31, 2020. Early adoption is permitted although not prior to our financial report covering the quarter ended December 31, 2019. We have begun our implementation and evaluation efforts by establishing a cross-functional team to assess the required changes to our credit loss estimation methodologies and systems, as well as determine additional data and resources required to comply with the new guidance. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations, which will depend on, among other things, the current and expected macroeconomic conditions and the nature and characteristics of financial assets held by us on the date of adoption.

In August 2016, the FASB issued amended guidance related to the Statement of Cash Flows. The amended guidance involves several aspects of the classification of certain cash receipts and cash payments including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The amended guidance is first effective for our financial report covering the quarter ended December 31, 2017; however, early adoption is permitted. The adoption of this new guidance will impact our Statement of Cash Flows; however, we are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

In October 2016, the FASB issued guidance related to the accounting for income tax consequences of intra-entity transfers of assets. Current GAAP prohibits the recognition of current and deferred income taxes for intra-entity asset transfer until the asset has been sold to an outside party. Under the new guidance, an entity should recognize the income tax consequences of an

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

inter-entity transfer of an asset when the transfer occurs. The guidance is first effective for our financial report covering the quarter ended December 31, 2018; however, early adoption is permitted. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

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

In January 2017, the FASB issued amended guidance related to the definition of a business. This amended guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is first effective for our financial report covering the quarter ended December 31, 2018. Early adoption is permitted in certain circumstances. Given the adoption of this amended guidance is dependent upon the nature of future events and circumstances, we are still evaluating the impact, if any, the adoption of this new guidance will have on our financial position and results of operations.

In January 2017, the FASB issued amended guidance to simplify the subsequent measurement of goodwill, eliminating “Step 2” from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amended guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and subsequently recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance is first effective for our financial report covering the quarter ended December 31, 2019; however, early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We will adopt this simplification guidance in the earliest period it applies to our facts and circumstances.

In March 2017, the FASB issued guidance that requires certain premiums on callable debt securities to be amortized to the earliest call date instead of the contractual life of the security. Discounts on callable debt securities will continue to be amortized to the contractual maturity date. This guidance is first effective for our financial report covering the quarter ended December 31, 2019; however, early adoption is permitted. The guidance will be adopted using a modified retrospective approach. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

For a description of our risk management policies, including a discussion of our primary market risk exposures, which include market risk and interest rate risk, as well as a discussion of our equity price risk, foreign exchange risk, credit risk including a discussion of our loan underwriting policies and risk monitoring processes applicable to RJ Bank, liquidity risk, operational risk, and regulatory and legal risk, and a discussion of how these exposures are managed, refer to Item 7A on pages 83 - 98 of our 2016 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

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

See Notes 5, 6, 7 and 14 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for fair value and other information regarding our trading inventories, available for sale securities and derivative instruments.

Interest rate risk

Trading activities

We are exposed to interest rate risk as a result of our trading inventories (primarily comprised of fixed income instruments) in our Capital Markets segment, as well as our RJ Bank operations. See pages 84 - 87 of our 2016 Form 10-K for discussion of how we manage our interest rate risk.

We actively manage the interest rate risk arising from our fixed income trading securities through the use of hedging strategies that involve U.S. Treasury securities and futures contracts, liquid spread products, and swaps.

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

The Fed’s MRR requires us to perform daily back testing procedures of our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which excludes fees, commissions, reserves, net interest income, and intra-day trading. Based on these daily “ex ante” versus “ex post” comparisons, we verify that the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the six months ended March 31, 2017, our regulatory-defined daily loss in our trading portfolios exceeded our predicted VaR once.

The following table sets forth the high, low, and daily average VaR for all of our trading portfolios, including fixed income, equity, and derivative instruments, as of the period and dates indicated:

	Six months ended March 31, 2017			VaR at
	High	Low	Daily Average	March 31, 2017	September 30, 2016
	(in thousands)
Daily VaR	$2,952	$1,113	$1,819	$2,309	$1,804

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

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

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS which are issued on behalf of various state and local housing finance agencies (see further discussion of these activities within “financial instruments owned, financial instruments sold but not purchased and fair value” in Note 2 on page 112 of our 2016 Form 10-K).  These activities result in exposure to interest rate risk. In order to hedge the interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into TBA security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future. See Note 17 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these activities and the related balances outstanding as of March 31, 2017.

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

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity, including the economic value of equity (“EVE”) are described in Item 7A on page 85 of our 2016 Form 10-K. There were no material changes to these methods during the six months ended March 31, 2017.

In February 2015, we implemented a hedging strategy using interest rate swaps as a result of RJ Bank’s asset and liability management process described above. For further information regarding this risk management objective, see the discussion of the RJ Bank Interest Hedges in the derivative contracts section of Note 2 of the Notes to Consolidated Financial Statements on pages 114 - 115 of our 2016 Form 10-K and additional information in Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model:

Instantaneous changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)
+300	$596,683	(8.69)%
+200	$612,835	(6.22)%
+100	$635,580	(2.74)%
0	$653,467	—
-100	$577,984	(11.55)%

Refer to the Net Interest section of MD&A, in Item 2 of this Form 10-Q, for a discussion and estimate of the potential favorable impact on RJF’s pre-tax income that could result from an increase in short-term interest rates applicable to RJF’s entire operations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

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

The following table presents an analysis of RJ Bank’s estimated EVE sensitivity based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model:

Instantaneous changes in rate	Projected change in EVE

+300	(16.44)%
+200	(11.68)%
+100	(5.49)%
0	—
-100	(12.40)%

The following table shows the contractual maturities of RJ Bank’s loan portfolio at March 31, 2017, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One year or less	> One year – five years	> 5 years	Total(1)
	(in thousands)
Loans held for sale	$606	$27,130	$166,554	$194,290
Loans held for investment:
C&I loans	54,612	4,115,934	3,110,672	7,281,218
CRE construction loans	45,759	61,321	12,735	119,815
CRE loans	445,924	1,881,919	554,093	2,881,936
Tax-exempt loans	—	5,250	846,771	852,021
Residential mortgage loans	3,099	2,546	2,810,351	2,815,996
SBL	2,053,946	7,508	—	2,061,454
Total loans held for investment	2,603,340	6,074,478	7,334,622	16,012,440
Total loans	$2,603,946	$6,101,608	$7,501,176	$16,206,730

(1)	Excludes any net unearned income and deferred expenses.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at March 31, 2017:

	Interest rate type
	Fixed	Adjustable		Total(1)
	(in thousands)
Loans held for sale	$2,735	$190,949		$193,684
Loans held for investment:
C&I loans	3,200	7,223,406	(2)	7,226,606
CRE construction loans	—	74,056	(2)	74,056
CRE loans	42,498	2,393,514	(2)	2,436,012
Tax-exempt loans	852,021	—		852,021
Residential mortgage loans	270,711	2,542,186	(2) (3)	2,812,897
SBL	7,508	—		7,508
Total loans held for investment	1,175,938	12,233,162		13,409,100
Total loans	$1,178,673	$12,424,111		$13,602,784

(1)	Excludes any net unearned income and deferred expenses.

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

Other

Within our available for sale securities portfolio, we hold ARS, which are long-term variable rate securities tied to short-term interest rates. Refer to the discussion of the interest rate risk associated with these securities in Item 7A on page 87 of our 2016 Form 10-K, and see Notes 5 and 7 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for fair value and other information regarding such securities as of March 31, 2017.

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

We have foreign exchange risk in our investment in RJ Ltd., of CDN $327 million at March 31, 2017, which is not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in other comprehensive income (loss) (“OCI”) on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 18 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information regarding all of our components of OCI.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

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

Several factors were taken into consideration in evaluating the allowance for loan losses at March 31, 2017, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate. There was no material change in RJ Bank’s methodology for determining the allowance for loan losses during the six months ended March 31, 2017.

Changes in the allowance for loan losses of RJ Bank are as follows:

	Six months ended March 31,
	2017	2016
	($ in thousands)
Allowance for loan losses, beginning of year	$197,378	$172,257
Provision for loan losses	6,888	23,539
Charge-offs:
C&I loans	(22,693)	(1,694)
Residential mortgage loans	(565)	(916)
Total charge-offs	(23,258)	(2,610)
Recoveries:
CRE loans	5,013	—
Residential mortgage loans	360	750
SBL	—	21
Total recoveries	5,373	771
Net recoveries/(charge-offs)	(17,885)	(1,839)
Foreign exchange translation adjustment	(147)	263
Allowance for loan losses, end of period	$186,234	$194,220
Allowance for loan losses to bank loans outstanding	1.17%	1.35%

The primary factors resulting in decreased provision for loan losses during the year as compared to the prior year were significantly higher corporate loan growth during the prior year as well as the non-recurrence of a $5 million increased provision

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

for criticized loans outstanding in the energy sector during the prior year. Additionally, the current year provision for loan losses also reflects improved credit characteristics such as the continued decline in total nonperforming loans and residential mortgage loan delinquencies. The allowance for loan losses of $186 million at March 31, 2017 decreased from the prior year due to a change in the loan portfolio mix during the current year reflecting larger loan growth in loans with lower estimated loan losses as well as due to the current year resolution of certain corporate criticized loans. As a result of improved credit quality in the loan portfolio in addition to the previously mentioned factors, the total allowance for loan losses to total bank loans outstanding declined to 1.17% at March 31, 2017 from 1.35% at March 31, 2016.

The following table presents net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment:

	Three months ended March 31,				Six months ended March 31,
	2017		2016		2017		2016
	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$(19,304)	1.05%	$(1,427)	0.08%	$(22,693)	0.61%	$(1,694)	0.05%
CRE loans	—	—	—	—	5,013	0.38%	—	—
Residential mortgage loans	(183)	0.03%	(109)	0.02%	(205)	0.02%	(166)	0.02%
SBL	—	—	20	—	—	—	21	—
Total	$(19,487)	0.49%	$(1,516)	0.04%	$(17,885)	0.23%	$(1,839)	0.03%

The level of charge-off activity is a factor that is considered in evaluating the potential for severity of future credit losses. Net charge-offs for the six months ended March 31, 2017 increased $16 million as compared to the prior year, which was driven by the resolution of one corporate C&I loan resulting in a significant charge-off during the current year.

The table below presents nonperforming loans and total allowance for loan losses:

	March 31, 2017		September 30, 2016
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	(in thousands)
Loans held for investment:
C&I loans	$6,428	$(118,660)	$35,194	$(137,701)
CRE construction loans	—	(1,527)	—	(1,614)
CRE loans	—	(44,159)	4,230	(36,533)
Tax-exempt loans	—	(4,353)	—	(4,100)
Residential mortgage loans	39,876	(12,378)	41,783	(12,664)
SBL	—	(5,157)	—	(4,766)
Total	$46,304	$(186,234)	$81,207	$(197,378)
Total nonperforming loans as a % of RJ Bank total loans	0.29%		0.53%

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased during the six months ended March 31, 2017.  This decrease was due to a $29 million decrease in nonperforming C&I loans, a $4 million decrease in CRE loans, and a $2 million decrease in residential mortgage loans.  Included in nonperforming residential mortgage loans are $37 million in loans for which $18 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance.

The nonperforming loan balances above excludes $14 million as of both March 31, 2017 and September 30, 2016, respectively, of residential TDRs which were returned to accrual status in accordance with our policy.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described on pages 92 - 93 of our 2016 Form 10-K. There were no material changes in RJ Bank’s underwriting policies during the six months ended March 31, 2017.

Risk monitoring process

The credit risk strategy component of ongoing risk monitoring and review processes at RJ Bank for all residential, SBL and corporate credit exposures, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies, are discussed on pages 93 - 96 of our 2016 Form 10-K. There were no material changes to those processes and policies during the six months ended March 31, 2017.

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

The current average estimated LTV is 54% for the total residential mortgage loan portfolio. Residential mortgage loans with estimated LTVs in excess of 100% represent much less than 1% of the residential mortgage loan portfolio. Credit risk management considers this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage loan portfolio.

At March 31, 2017, loans over 30 days delinquent (including nonperforming loans) decreased to 0.99% of residential mortgage loans outstanding, compared to 1.20% over 30 days delinquent at September 30, 2016.  Additionally, our March 31, 2017 percentage compares favorably to the national average for over 30 day delinquencies of 4.25% as most recently reported by the Fed. RJ Bank’s significantly lower delinquency rate as compared to its peers is the result of both our uniform underwriting policies and the lack of subprime loans and limited amount of non-traditional loan products.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents a summary of delinquent residential mortgage loans:

	Delinquent residential loans (amount)			Delinquent residential loans as a percentage of outstanding loan balances
	30-89 days	90 days or more	Total(1)	30-89 days	90 days or more	Total(1)
	($ in thousands)
March 31, 2017
Residential mortgage loans:
First mortgage loans	$2,976	$24,913	$27,889	0.11%	0.89%	1.00%
Home equity loans/lines	—	19	19	—	0.08%	0.08%
Total residential mortgage loans	$2,976	$24,932	$27,908	0.11%	0.88%	0.99%

September 30, 2016
Residential mortgage loans:
First mortgage loans	$3,950	$25,429	$29,379	0.16%	1.05%	1.21%
Home equity loans/lines	—	20	20	—	0.10%	0.10%
Total residential mortgage loans	$3,950	$25,449	$29,399	0.16%	1.04%	1.20%

(1)	Comprised of loans which are two or more payments past due as well as loans in process of foreclosure.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

March 31, 2017			September 30, 2016
	Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans		Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans
CA(1)	21.4%	3.6%	CA(1)	21.0%	3.2%
FL	17.9%	3.0%	FL	18.9%	2.9%
TX	8.0%	1.4%	TX	7.1%	1.1%
NY	6.9%	1.2%	NY	5.5%	0.8%
IL	3.6%	0.6%	IL	3.6%	0.6%

(1)
The concentration ratio for the state of California excludes 3.6% and 4.4% from the computation of loans outstanding as a percentage of RJ Bank total residential mortgage loans, and 0.6% and 0.7% from the computation of loans outstanding as a percentage of RJ Bank total loans, for March 31, 2017, and for September 30, 2016, respectively, for loans purchased from a large investment grade institution that have full repurchase recourse for any delinquent loans.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At March 31, 2017 and September 30, 2016, these loans totaled $525 million and $308 million, respectively, or 20% and 10% of the residential mortgage portfolio, respectively.  At March 31, 2017, the balance of amortizing, former interest-only, loans totaled $311 million.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at March 31, 2017, begins amortizing is 6.5 years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The outstanding balance of loans that were interest-only at origination and based on their contractual terms are scheduled to reprice are as follows:

March 31, 2017
(in thousands)
One year or less	$29,267
Over one year through two years	10,985
Over two years through three years	28,374
Over three years through four years	22,688
Over four years through five years	79,540
Over five years	354,207
Total outstanding residential interest-only loan balance	$525,061

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	March 31, 2017	September 30, 2016
Residential first mortgage loan weighted-average LTV/FICO	64%/761	65%/760

Corporate loans

At March 31, 2017, other than loans classified as nonperforming, there were no loans that were delinquent greater than 30 days.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

March 31, 2017			September 30, 2016
	Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans		Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans
Office (real estate)	6.6%	4.6%	Office (real estate)	5.6%	4.0%
Hospitality	5.4%	3.8%	Hospitality	5.2%	3.7%
Consumer products and services	5.4%	3.7%	Consumer products and services	5.0%	3.6%
Retail real estate	5.4%	3.7%	Retail real estate	4.6%	3.3%
Power & infrastructure	5.1%	3.5%	Power & infrastructure	4.6%	3.3%

RJ Bank’s energy loan portfolio is primarily comprised of loans to mid-stream pipeline and other borrowers that are not directly exposed to the commodity. At March 31, 2017, the total commitment for these loans was $644 million, of which $313 million was outstanding, representing 3% of RJ Bank’s total corporate loan portfolio, and 2% of RJ Bank’s total loans. At March 31, 2017, $18 million of this outstanding balance is rated as criticized loans, a decrease from $83 million at September 30, 2016. As of March 31, 2017, RJ Bank had provided an allowance for loan losses of $10 million for its energy loan portfolio, representing 3% of this loan portfolio.

Liquidity risk

See the section entitled “Liquidity and capital resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cyber security incidents. See pages 96 - 97 of our 2016 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes. There have been no material changes in such processes during the six months ended March 31, 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

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

There have been no material changes in our risk mitigation processes during the six months ended March 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We and one of our financial advisors are named defendants in various lawsuits related to an alleged fraudulent scheme, created in 2007, conducted by Ariel Quiros (“Quiros”) and William Stenger (“Stenger”) involving the misuse of EB-5 investor funds in connection with the Jay Peak ski resort in Vermont and associated limited partnerships (“Jay Peak”). Plaintiffs in the lawsuits allege that Quiros misused $200 million of the amounts raised by the limited partnerships and misappropriated $50 million for his personal benefit. There are six civil court actions pending in which we or one of our subsidiaries are named. The plaintiffs variously demand, among other things, compensatory damages, treble damages under RICO and punitive damages.
On April 13, 2017, RJA entered into an agreement regarding a proposed final, comprehensive settlement of all past, present and future investor claims against us relating to the Jay Peak matters. Under the agreement, we would pay to the SEC-appointed receiver for the Jay Peak entities an aggregate of $150 million which includes $4.5 million previously paid in our settlement with the State of Vermont. The settlement amount, net of amounts previously paid, is included in Trade and other payables in our Condensed Consolidated Statements of Financial Condition as of March 31, 2017. The agreement further provides that the court will issue a bar order stipulating that no further civil actions will be commenced or prosecuted against us (other than by governmental bodies or agencies) on the basis of the events underlying the litigation. The proposed settlement is subject to court review and

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

approval and other customary conditions. At this time, there can be no assurance that the conditions to effect the settlement will be met or that the settlement will receive the required court approval. In addition, the settlement provides us with the right to recover some of our settlement payments through sharing in proceeds of certain third-party recoveries that may be obtained by or on behalf of the receiver or the receivership entities.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described below. The following table presents information on our purchases of our own stock, on a monthly basis, for the six months ended March 31, 2017:

	Total number of shares purchased (1)	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in thousands) at each month-end, of securities that may yet be purchased under the plans or programs
October 1, 2016 – October 31, 2016	13,245	$60.46	—	$135,671
November 1, 2016 – November 30, 2016	157,010	$73.12	—	$135,671
December 1, 2016 – December 31, 2016	189,500	$72.70	—	$135,671
First quarter	359,755	$72.43	—

January 1, 2017 – January 31, 2017	15,096	$71.28	—	$135,671
February 1, 2017 – February 28, 2017	15,251	$79.33	—	$135,671
March 1, 2017 – March 31, 2017	9,077	$79.13	—	$135,671
Second quarter	39,424	$76.20	—
Fiscal year-to-date total	399,179	$72.81	—

(1)
Of the total for the six months ended March 31, 2017, share purchases for the trust fund established to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiaries amounted to 74,181 shares, for a total consideration of $5 million (for more information on this trust fund, see Note 2 of the Notes to Consolidated Financial Statements on page 125 of our 2016 Form 10-K, and Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q). These activities do not utilize the repurchase authority presented in the table above.

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  Of the total for the six months ended March 31, 2017, shares surrendered to us by employees for such purposes amount to 324,998 shares, for a total consideration of $24 million. These activities do not utilize the repurchase authority presented in the table above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

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

10.1
Letter Agreement, dated February 27, 2017, between Raymond James Financial, Inc. and Thomas A. James, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 28, 2017.

10.2
Letter Agreement, dated February 27, 2017, between Raymond James Financial, Inc. and Paul C. Reilly, incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 28, 2017.

10.3
Settlement Agreement and Release, dated April 13, 2017, among Michael I. Goldberg, as receiver, Thomas A. Tucker Ronzetti, Harley S. Tropin, and Kozyak Tropin & Throckmorton, LLP, as interim class counsel, and Raymond James & Associates, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 13, 2017.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	May 10, 2017	/s/ Paul C. Reilly
Paul C. Reilly
Chairman and Chief Executive Officer

Date:	May 10, 2017	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance Chief Financial Officer and Treasurer