Form 10-Q
period 2017-08-08
RAYMOND JAMES FINANCIAL INC
filed 2017-08-08
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

144,187,610 shares of common stock as of August 4, 2017

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2017	September 30, 2016
	($ in thousands)
Assets:
Cash and cash equivalents	$2,615,479	$1,650,452
Assets segregated pursuant to regulations and other segregated assets	3,393,008	4,884,487
Securities purchased under agreements to resell and other collateralized financings	483,820	470,222
Financial instruments, at fair value:
Trading instruments	699,300	766,805
Available-for-sale securities	2,010,991	859,398
Private equity investments	196,037	194,634
Other investments	179,927	296,844
Derivative instruments associated with offsetting matched book positions	291,955	422,196
Receivables:
Brokerage clients, net	2,672,861	2,714,782
Securities borrowed	120,037	170,860
Bank loans, net	16,630,191	15,210,735
Brokers-dealers and clearing organizations	238,579	164,908
Loans to financial advisors, net	865,789	838,721
Other	641,706	610,417
Deposits with clearing organizations	211,446	245,364
Prepaid expenses and other assets	768,474	722,095
Investments in real estate partnerships held by consolidated variable interest entities	114,783	116,133
Property and equipment, net	421,174	321,457
Deferred income taxes, net	382,753	322,024
Goodwill and identifiable intangible assets, net	495,116	504,442
Total assets	$33,433,426	$31,486,976

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(continued from previous page)

	June 30, 2017	September 30, 2016
	($ in thousands)
Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$326,059	$328,938
Securities sold under agreements to repurchase	226,972	193,229
Derivative instruments associated with offsetting matched book positions, at fair value	291,955	422,196
Payables:
Brokerage clients	5,773,289	6,444,671
Securities loaned	397,556	677,761
Bank deposits	16,310,881	14,262,547
Brokers-dealers and clearing organizations	267,511	306,119
Trade and other	781,640	583,340
Other borrowings	805,198	608,658
Accrued compensation, commissions and benefits	903,594	915,954
Senior notes payable	1,848,021	1,680,587
Total liabilities	27,932,676	26,424,000
Commitments and contingencies (see Note 17)
Equity
Preferred stock; $.10 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 154,046,800 and 151,424,947 shares issued as of June 30, 2017 and September 30, 2016, respectively, and 143,853,338 and 141,544,511 shares outstanding as of June 30, 2017 and September 30, 2016, respectively	1,540	1,513
Additional paid-in capital	1,623,568	1,498,921
Retained earnings	4,178,883	3,834,781
Treasury stock, at cost; 10,143,369 and 9,766,846 common shares as of June 30, 2017 and September 30, 2016, respectively	(392,709)	(362,937)
Accumulated other comprehensive loss	(22,010)	(55,733)
Total equity attributable to Raymond James Financial, Inc.	5,389,272	4,916,545
Noncontrolling interests	111,478	146,431
Total equity	5,500,750	5,062,976
Total liabilities and equity	$33,433,426	$31,486,976

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$1,017,908	$871,764	$2,994,405	$2,574,756
Investment banking	104,191	72,714	267,993	198,971
Investment advisory and related administrative fees	117,378	96,343	335,901	288,816
Interest	204,224	163,810	579,550	467,920
Account and service fees	174,084	129,334	485,856	373,685
Net trading profit	23,404	29,795	59,770	66,379
Other	21,918	23,237	68,714	58,437
Total revenues	1,663,107	1,386,997	4,792,189	4,028,964
Interest expense	(38,560)	(28,033)	(111,203)	(83,841)
Net revenues	1,624,547	1,358,964	4,680,986	3,945,123
Non-interest expenses:
Compensation, commissions and benefits	1,082,382	908,884	3,124,563	2,663,219
Communications and information processing	77,819	71,717	226,047	212,337
Occupancy and equipment costs	46,507	40,825	140,057	123,505
Clearance and floor brokerage	12,296	10,214	36,053	30,727
Business development	39,305	36,488	116,186	112,529
Investment sub-advisory fees	20,133	15,030	57,206	43,866
Bank loan loss provision	6,209	3,452	13,097	26,991
Acquisition-related expenses	3,366	13,445	17,118	21,332
Other	59,589	54,055	304,900	141,582
Total non-interest expenses	1,347,606	1,154,110	4,035,227	3,376,088
Income including noncontrolling interests and before provision for income taxes	276,941	204,854	645,759	569,035
Provision for income taxes	91,590	72,261	204,160	206,541
Net income including noncontrolling interests	185,351	132,593	441,599	362,494
Net income/(loss) attributable to noncontrolling interests	1,927	7,089	(1,147)	4,814
Net income attributable to Raymond James Financial, Inc.	$183,424	$125,504	$442,746	$357,680

Earnings per common share – basic	$1.27	$0.89	$3.09	$2.51
Earnings per common share – diluted	$1.24	$0.87	$3.02	$2.47
Weighted-average common shares outstanding – basic	143,712	141,165	143,059	141,902
Weighted-average common and common equivalent shares outstanding – diluted	147,103	143,952	146,347	144,618

Net income attributable to Raymond James Financial, Inc.	$183,424	$125,504	$442,746	$357,680
Other comprehensive income/(loss), net of tax: (1)
Unrealized gain/(loss) on available-for-sale securities and non-credit portion of other-than-temporary impairment losses	1,776	(955)	(418)	(6,647)
Unrealized gain/(loss) on currency translations, net of the impact of net investment hedges	7,423	2,302	10,647	6,401
Unrealized gain/(loss) on cash flow hedges	(3,775)	(6,922)	23,494	(15,126)
Total comprehensive income	$188,848	$119,929	$476,469	$342,308

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$1,022	$423	$2,279	$444
Portion of charge-offs/(recoveries) recognized in other comprehensive income	(1,022)	(423)	(2,279)	(444)
Net impairment losses recognized in other revenue	$—	$—	$—	$—

(1)	All components of other comprehensive income/(loss), net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine months ended June 30,
	2017		2016
	(in thousands, except per share amounts)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,513		$1,491
Share issuances	27		20
Balance, end of period	1,540		1,511

Additional paid-in capital:
Balance, beginning of year	1,498,921		1,344,779
Employee stock purchases	20,229		23,861
Exercise of stock options and vesting of restricted stock units, net of forfeitures	31,556		15,337
Restricted stock, stock option and restricted stock unit expense	72,036		57,176
Excess tax benefit from share-based payments	—	(1)	34,791
Other	826		379
Balance, end of period	1,623,568		1,476,323

Retained earnings: (2)
Balance, beginning of year	3,834,781		3,422,169
Net income attributable to Raymond James Financial, Inc.	442,746		357,680
Cash dividends declared	(98,644)		(88,155)
Balance, end of period	4,178,883		3,691,694

Treasury stock:
Balance, beginning of year	(362,937)		(203,455)
Purchases/surrenders	(9,265)		(152,598)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(20,507)		(7,691)
Balance, end of period	(392,709)		(363,744)

Accumulated other comprehensive loss: (3)
Balance, beginning of year	(55,733)		(40,503)
Net change in unrealized gain/(loss) on available-for-sale securities and non-credit portion of other-than-temporary impairment losses, net of tax	(418)		(6,647)
Net change in currency translations and net investment hedges, net of tax	10,647		6,401
Net change in cash flow hedges, net of tax	23,494		(15,126)
Balance, end of period	(22,010)		(55,875)
Total equity attributable to Raymond James Financial, Inc.	$5,389,272		$4,749,909

Noncontrolling interests: (2)
Balance, beginning of year	$146,431		$154,454
Net income/(loss) attributable to noncontrolling interests	(1,147)		4,814
Capital contributions	9,776		696
Distributions	(39,968)		(10,367)
Derecognition resulting from sales	(4,628)		—
Other	1,014		(1,710)
Balance, end of period	111,478		147,887
Total equity	$5,500,750		$4,897,796

(1)	During the nine months ended June 30, 2017, we adopted new stock compensation simplification guidance. See Notes 1, 16 and 20 for additional information.

(2)	Each respective prior period balance has been restated to reflect the impact of the deconsolidation of certain VIEs. See Note 1 for additional information.

(3)	All components of other comprehensive loss, net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended June 30,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$442,746	$357,680
Net income/(loss) attributable to noncontrolling interests	(1,147)	4,814
Net income including noncontrolling interests	441,599	362,494

Adjustments to reconcile net income including noncontrolling interests to net cash provided by/(used in) operating activities:
Depreciation and amortization	62,149	53,964
Deferred income taxes	(56,948)	(33,857)
Premium and discount amortization on available-for-sale securities and unrealized gain on other investments	(23,468)	(18,284)
Provisions for loan losses, legal and regulatory proceedings and bad debts	159,131	31,022
Share-based compensation expense	76,419	60,777
Compensation expense which is payable in common stock of an acquiree	12,810	—
Unrealized gain on company owned life insurance, net of expenses	(30,076)	(12,959)
Extinguishment of senior notes payable	8,282	—
Other	18,129	9,950
Net change in:
Assets segregated pursuant to regulations and other segregated assets	1,491,529	(758,424)
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	20,145	(37,046)
Securities loaned, net of securities borrowed	(229,382)	144,559
Loans provided to financial advisors, net of repayments	(42,336)	(100,186)
Brokerage client receivables and other accounts receivable, net	(75,882)	(48,418)
Trading instruments, net	69,481	(98,318)
Prepaid expenses and other assets	134,780	(25,730)
Brokerage client payables and other accounts payable	(649,199)	596,267
Accrued compensation, commissions and benefits	(17,117)	(104,664)
Proceeds from sales of securitizations and loans held for sale, net of purchases and originations of loans held for sale	44,369	(61,580)
Net cash provided by/(used in) operating activities	1,414,415	(40,433)

Cash flows from investing activities:
Additions to property and equipment	(152,845)	(86,518)
Increase in bank loans, net	(1,789,994)	(1,980,193)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock, net	(9,125)	(3,231)
Proceeds from sales of loans held for investment	287,669	116,736
Purchases, or contributions to private equity or other investments, net of proceeds from sales of, or distributions received from, private equity and other investments	97,785	(37,427)
Purchases of available-for-sale securities	(1,424,706)	(108,931)
Available-for-sale securities maturations, repayments and redemptions	198,654	65,723
Proceeds from sales of available-for-sale securities	65,656	1,530
Other investing activities, net	(1,830)	(23,425)
Net cash used in investing activities	$(2,728,736)	$(2,055,736)

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued from previous page)

	Nine months ended June 30,
	2017	2016
	(in thousands)
Cash flows from financing activities:
Proceeds from/(repayments of) short-term borrowings, net	$—	$122,800
Proceeds from Federal Home Loan Bank advances	850,000	25,000
Repayments of Federal Home Loan Bank advances and other borrowed funds	(653,461)	(3,287)
Proceeds from senior note issuances, net of debt issuance costs paid	508,489	—
Repayment of senior notes payable	(350,000)	(250,000)
Acquisition-related contingent consideration received, net of payments	2,992	—
Exercise of stock options and employee stock purchases	51,183	36,850
Increase in bank deposits	2,048,334	1,812,313
Purchases of treasury stock	(32,179)	(161,501)
Dividends on common stock	(95,322)	(84,997)
Distributions to noncontrolling interests, net	(27,782)	(9,671)
Net cash provided by financing activities	2,302,254	1,487,507

Currency adjustment:
Effect of exchange rate changes on cash	(22,906)	(14,287)
Net increase/(decrease) in cash and cash equivalents	965,027	(622,949)
Cash and cash equivalents at beginning of year	1,650,452	2,601,006
Cash and cash equivalents at end of period	$2,615,479	$1,978,057

Supplemental disclosures of cash flow information:
Cash paid for interest	$92,930	$86,463
Cash paid for income taxes	$243,585	$210,789
Non-cash transfers of loans to other real estate owned	$5,359	$2,910

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2017

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

Accounting estimates and assumptions

Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) but not required for interim reporting purposes has been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented.

The nature of our business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in our 2016 Form 10-K. To prepare condensed consolidated financial statements in conformity with GAAP, we must make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates and could have a material impact on the condensed consolidated financial statements.

Principal subsidiaries

As of June 30, 2017, our principal subsidiaries, all wholly owned, include: Raymond James & Associates, Inc. (“RJ&A”), a domestic broker-dealer carrying client accounts; Raymond James Financial Services, Inc. (“RJFS”), an introducing domestic broker-dealer; Raymond James Financial Services Advisors, Inc. (“RJFSA”), a registered investment advisor; Raymond James Ltd. (“RJ Ltd.”), a broker-dealer headquartered in Canada; Eagle Asset Management, Inc. (“Eagle”), a registered investment advisor; and Raymond James Bank, N.A. (“RJ Bank”) a national bank.

Adoption of new accounting guidance

Effective October 1, 2016, we adopted new accounting guidance related to consolidation of legal entities, as well as new guidance simplifying certain aspects of accounting for stock compensation.

As a result of our October 1, 2016 adoption of the new consolidation guidance, we deconsolidated a number of tax credit fund VIEs that had been previously consolidated. We determined that under the new guidance, we are no longer deemed to be the primary beneficiary of these VIEs. We applied the new consolidation guidance on the full retrospective basis, meaning that we have reflected the adjustments arising from this adoption as of the beginning of our earliest comparative period presented. Accordingly, we deconsolidated $107 million in assets, $20 million in liabilities, $89 million in noncontrolling equity interests,

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

and increased retained earnings by $2 million, each computed as of September 30, 2016. There was no net impact on our Condensed Consolidated Statements of Income and Comprehensive Income for the prior year period as the net change in revenues, interest and other expenses were offset by the impact of the deconsolidation on the net income/(loss) attributable to noncontrolling interests. See Notes 2 and 9 for additional information.

Our adoption of the new stock compensation simplification guidance impacts our determination of income tax expense. Generally, the amount of compensation cost recognized for financial reporting purposes varies from the amount that can ultimately be deducted on the tax return for share-based payment awards. Under the prior guidance, the tax effects of deductions in excess of compensation expense (“windfalls”), as well as the tax effect of any deficiencies (“shortfalls”) were recorded in equity to the extent of previously recognized windfalls, with any remaining shortfall recorded in income tax expense. Under the new guidance, all tax effects related to share-based payments are recorded through tax expense in the periods during which the awards are exercised or vest, as applicable. Under the transition provisions of the new guidance, we have applied this new guidance prospectively to excess tax benefits arising from vesting after the October 1, 2016 adoption date. Under the new guidance, excess tax benefits are included along with other income tax cash flows as an operating activity in the Condensed Consolidated Statements of Cash Flows. Prior period cash flows have been adjusted to conform to the current presentation. See Notes 16 and 20 for additional information.

Reclassifications

Certain other prior period amounts have been reclassified to conform to the current period’s presentation.

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 on pages 108 - 127 of our 2016 Form 10-K. Other than the October 1, 2016 adoption of new consolidation guidance, which is described in Note 1 and below, and new guidance on stock compensation, which is discussed in Notes 1, 16 and 20, there have been no significant changes in our significant accounting policies since September 30, 2016.

Evaluation of VIEs to determine whether consolidation is required

Our significant accounting policies applicable to the evaluation of legal entities to determine whether consolidation is required are discussed on pages 125 - 127 of our 2016 Form 10-K. As of June 30, 2017, the nature of our involvement in legal entities as described therein is unchanged. However, our assessments of whether our involvement in such legal entities constitutes a VIE, and if so, whether we are deemed to be the primary beneficiary of such VIE, are now governed under new accounting guidance.

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

Non-guaranteed low-income housing tax credit funds

Raymond James Tax Credit Funds, Inc. (“RJTCF”), a wholly owned subsidiary of RJF is a managing member or general partner of low-income housing tax credit (“LIHTC”) funds (the “LIHTC Funds”). Under the new consolidation guidance, the fees earned by RJTCF from the LIHTC Funds are excluded from the determination of whether RJTCF has an obligation to absorb losses of, or the right to receive benefits from, the LIHTC Fund VIE, which could be potentially significant to the LIHTC Fund. Additionally, we determined that as the managing member, RJTCF acts as an agent in its decision-making role and not as a principal. As a result of these changes in the primary beneficiary determination criteria under the new guidance, we concluded that we are not the primary beneficiary of any of the non-guaranteed LIHTC Funds. Accordingly, we deconsolidated such funds as of our adoption of this new guidance.

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

Brokerage client receivables, loans to financial advisors and allowance for doubtful accounts

As more fully described in Note 2 on page 116 - 117 of our 2016 Form 10-K, we have certain financing receivables that arise from businesses other than our banking business. Specifically, we offer loans to financial advisors and certain key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes. We present the outstanding balance of loans to financial advisors on our Condensed Consolidated Statements of Financial Condition, net of the allowance for doubtful accounts. Of the gross balance outstanding, the portion associated with financial advisors who are no longer affiliated with us is $23 million and $13 million at June 30, 2017 and September 30, 2016, respectively. Our allowance for doubtful accounts is $7 million and $5 million at June 30, 2017 and September 30, 2016, respectively.

NOTE 3 – ACQUISITIONS

Acquisition announcements

On April 20, 2017, we announced we had entered into a definitive agreement to acquire 100% of the outstanding shares of Scout Investments, Inc. (the “Scout Group”), an asset management and distribution entity, from UMB Financial Corporation. The Scout Group includes Scout Investments (“Scout”) and its Reams Asset Management division (“Reams”), as well as Scout

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Distributors. The addition of Scout, an equity asset manager, and Reams, an institutional-focused fixed income specialist, broadens the investment solutions available to our clients. As of December 31, 2016, Scout and its Reams division had combined assets under management and advisement of approximately $27 billion. Upon completion of this acquisition, which we expect to occur prior to December 31, 2017, the Scout Group will operate within our Asset Management segment.

Acquisitions completed in the prior fiscal year

Mummert & Company Corporate Finance GmbH

On June 1, 2016, we acquired Mummert & Company Corporate Finance GmbH (“Mummert”), a middle market M&A advisory firm headquartered in Munich, Germany, that is focused primarily on the technology, industrial, healthcare, consumer and business services sectors. Mummert’s results of operations have been included in our results prospectively from June 1, 2016. See Note 3 on pages 127 - 129 of our 2016 Form 10-K for additional information regarding the Mummert acquisition.

MacDougall, MacDougall & MacTier Inc.

On August 31, 2016, we completed our acquisition of all of the outstanding shares of MacDougall, MacDougall & MacTier Inc. (“3Macs”), an independent investment firm founded in 1849 and headquartered in Montreal, Quebec, Canada. 3Macs’ results of operations have been included in our results prospectively from August 31, 2016. See Note 3 on pages 127 - 129 of our 2016 Form 10-K for additional information regarding the 3Macs acquisition.

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

The acquisition-related expenses presented on our Condensed Consolidated Statements of Income and Comprehensive Income pertain to certain incremental expenses incurred in connection with the acquisitions described above. The table below provides a summary of acquisition-related expenses incurred in each respective period:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Acquisition and integration related incentive compensation costs (1)	$—	$—	$5,474	$—
Severance (2)	177	—	5,734	—
Early termination costs of assumed contracts	—	—	1,329	—
Information systems integration costs	29	7,610	1,651	9,265
Legal and regulatory	1,509	2,309	2,336	4,232
Post-closing purchase price contingency	—	—	(3,499)	—
DBRSU obligation and related hedge (3)	(28)	2,468	770	5,787
All other	1,679	1,058	3,323	2,048
Total acquisition-related expenses	$3,366	$13,445	$17,118	$21,332

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

(3)
The nine months ended June 30, 2017 include a loss on the Deutsche Bank RSU (“DBRSU”) awards related to a Deutsche Bank AG (“DB”) rights offering during the period, partially offset by a related gain on the DB shares purchased to satisfy the DBRSU obligation, which act as an economic hedge to this obligation. Refer to Note 3 on page 129 of our 2016 Form 10-K, as well as Notes 14 and 20 in this Form 10-Q for more information. The three and nine months ended June 30, 2016 represent the pre-Alex. Brown closing date unrealized loss on DB shares purchased to satisfy the DBRSU obligation.

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

Our cash and cash equivalents, assets segregated pursuant to regulations and other segregated assets, and deposits with clearing organization balances are as follows:

	June 30, 2017	September 30, 2016
	(in thousands)
Cash and cash equivalents:
Cash in banks	$2,613,725	$1,649,593
Money market fund investments	1,754	859
Total cash and cash equivalents (1)	$2,615,479	$1,650,452

Assets segregated pursuant to regulations and other segregated assets (2)	$3,393,008	$4,884,487

Deposits with clearing organizations:
Cash and cash equivalents	$160,787	$215,856
Government and agency obligations	50,659	29,508
Total deposits with clearing organizations	$211,446	$245,364

(1)
The total amounts presented include cash and cash equivalents of $1.47 billion and $810 million as of June 30, 2017 and September 30, 2016, respectively, which are either held directly by RJF in depository accounts at third party financial institutions, held in a depository account at RJ Bank, or are otherwise invested by one of our subsidiaries on behalf of RJF, all of which are available without restrictions.

(2)
Primarily consists of cash maintained in accordance with Rule 15c3-3 under the Securities Exchange Act of 1934. RJ&A, as a broker-dealer carrying client accounts, is subject to requirements to maintain cash or qualified securities in segregated reserve accounts for the exclusive benefit of its clients. Additionally, RJ Ltd. is required to hold client Registered Retirement Savings Plan funds in trust.

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

Assets and liabilities measured at fair value on a recurring and nonrecurring basis are presented below:

June 30, 2017	Quoted prices in active markets for identical instruments (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of June 30, 2017
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$363	$216,812	$—	$—	$217,175
Corporate obligations	9,724	83,414	—	—	93,138
Government and agency obligations	8,149	33,411	—	—	41,560
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	1,920	164,716	—	—	166,636
Non-agency CMOs and asset-backed securities (“ABS”)	—	65,502	6	—	65,508
Total debt securities	20,156	563,855	6	—	584,017
Derivative contracts	—	83,873	—	(49,862)	34,011
Equity securities	15,652	25	—	—	15,677
Brokered certificates of deposit	—	60,957	—	—	60,957
Other	43	—	4,595	—	4,638
Total trading instruments	35,851	708,710	4,601	(49,862)	699,300
Available-for-sale securities:
Agency MBS and CMOs	—	1,877,395	—	—	1,877,395
Other securities	1,407	—	—	—	1,407
Auction rate securities (“ARS”):
Municipal obligations	—	—	26,075	—	26,075
Preferred securities	—	—	106,114	—	106,114
Total available-for-sale securities	1,407	1,877,395	132,189	—	2,010,991
Private equity investments:
Measured at fair value	—	—	85,043	—	85,043
Measured at net asset value (“NAV”)					110,994
Total private equity investments	—	—	85,043	—	196,037
Other investments (3)	179,476	333	118	—	179,927
Derivative instruments associated with offsetting matched book positions	—	291,955	—	—	291,955
Deposits with clearing organizations:
Government and agency obligations	50,659	—	—	—	50,659
Total assets at fair value on a recurring basis	$267,393	$2,878,393	$221,951	$(49,862)	$3,428,869
Assets at fair value on a nonrecurring basis:
Bank loans, net:
Impaired loans	$—	$17,933	$25,410	$—	$43,343
Loans held for sale (4)	—	110,516	—	—	110,516
Total bank loans, net	—	128,449	25,410	—	153,859
Other assets: Other real estate owned (“OREO”) (5)	—	506	—	—	506
Total assets at fair value on a nonrecurring basis	$—	$128,955	$25,410	$—	$154,365

(continued on next page)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2017	Quoted prices in active markets for identical instruments (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of June 30, 2017
	(in thousands)
	(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$647	$910	$—		$—	$1,557
Corporate obligations	2,564	20,235	—		—	22,799
Government obligations	233,004	—	—		—	233,004
Agency MBS and CMOs	1,456	—	—		—	1,456
Total debt securities	237,671	21,145	—		—	258,816
Derivative contracts	—	99,533	—		(39,153)	60,380
Equity securities	6,304	57	—		—	6,361
Other	—	502	—		—	502
Total trading instruments sold but not yet purchased	243,975	121,237	—		(39,153)	326,059
Derivative instruments associated with offsetting matched book positions	—	291,955	—		—	291,955
Trade and other payables:
Derivative contracts (6)	—	6,709	—		—	6,709
Other liabilities	—	—	1,202	(7)	—	1,202
Total trade and other payables	—	6,709	1,202		—	7,911
Accrued compensation, commissions and benefits:
Derivative contracts (8)	—	26,561	—		—	26,561
Total liabilities at fair value on a recurring basis	$243,975	$446,462	$1,202		$(39,153)	$652,486

(1)
We had $2 million and $4 million in transfers of financial instruments from Level 1 to Level 2 during the three and nine months ended June 30, 2017, respectively.  These transfers were a result of decreased market activity in these instruments. Our transfers from Level 2 to Level 1 were insignificant during the three months ended June 30, 2017 and amounted to $1 million during the nine months ended June 30, 2017.  These transfers were a result of increased market activity in these instruments.  Our policy is to treat transfers between levels as having occurred at the end of the reporting period.

(2)
For derivative transactions, where permitted, we have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. See Note 14 for additional information on the collateral related to our derivative contracts and Note 15 for information on offsetting financial instruments.

(3)
Other investments include $43 million of financial instruments that are related to obligations to perform under certain deferred compensation plans (see Note 2 on page 116 and Note 24 on pages 186 - 191 of our 2016 Form 10-K, for further information regarding these plans), and DB shares with a fair value of $20 million as of June 30, 2017 which we hold as an economic hedge against the DBRSU obligation (see Note 20 for additional information).

(4)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(5)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Condensed Consolidated Statements of Financial Condition is net of the estimated selling costs.

(6)	Consists of derivatives arising from RJ Bank’s business operations. See Note 14 for additional information.

(7)
Includes the fair value of forward commitments to purchase GNMA or FNMA (as hereinafter defined) MBS arising from our fixed income public finance operations. See Note 2 and Note 21 of our 2016 Form 10-K for additional information.

(8)	The balance reflects the DBRSU obligation from our acquisition of Alex. Brown. See Notes 14 and 20 for additional information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2016	Quoted prices in active markets for identical instruments (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of September 30, 2016
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$480	$273,683	$—		$—	$274,163
Corporate obligations	10,000	122,885	—		—	132,885
Government and agency obligations	6,412	43,186	—		—	49,598
Agency MBS and CMOs	413	164,250	—		—	164,663
Non-agency CMOs and ABS	—	34,421	7		—	34,428
Total debt securities	17,305	638,425	7		—	655,737
Derivative contracts	—	163,242	—		(107,539)	55,703
Equity securities	14,529	1,500	—		—	16,029
Brokered certificates of deposit	—	35,206	—		—	35,206
Other	555	3	3,572		—	4,130
Total trading instruments	32,389	838,376	3,579		(107,539)	766,805
Available-for-sale securities:
Agency MBS and CMOs	—	682,297	—		—	682,297
Non-agency CMOs	—	50,519	—		—	50,519
Other securities	1,417	—	—		—	1,417
ARS:
Municipal obligations	—	—	25,147		—	25,147
Preferred securities	—	—	100,018		—	100,018
Total available-for-sale securities	1,417	732,816	125,165		—	859,398
Private equity investments:
Measured at fair value	—	—	83,165		—	83,165
Measured at NAV						111,469
Total private equity investments	—	—	83,165		—	194,634
Other investments (3)	296,146	257	441		—	296,844
Derivative instruments associated with offsetting matched book positions	—	422,196	—		—	422,196
Deposits with clearing organizations:
Government and agency obligations	29,508	—	—		—	29,508
Other assets:
Derivative contracts (4)	—	2,016	—		—	2,016
Other assets	—	—	2,448	(5)	—	2,448
Total other assets	—	2,016	2,448		—	4,464
Total assets at fair value on a recurring basis	$359,460	$1,995,661	$214,798		$(107,539)	$2,573,849

Assets at fair value on a nonrecurring basis:
Bank loans, net:
Impaired loans	$—	$23,146	$47,982		$—	$71,128
Loans held for sale (6)	—	18,177	—		—	18,177
Total bank loans, net	—	41,323	47,982		—	89,305
Other assets: OREO (7)	—	679	—		—	679
Total assets at fair value on a nonrecurring basis	$—	$42,002	$47,982		$—	$89,984

(continued on next page)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2016	Quoted prices in active markets for identical instruments (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of September 30, 2016
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

(3)
Other investments include $77 million of financial instruments that are related to obligations to perform under certain deferred compensation plans (see Note 2 and Note 24 of our 2016 Form 10-K for further information regarding these plans) and DB shares with a fair value of $12 million as of September 30, 2016 which we hold as an economic hedge against the DBRSU obligation (see Notes 2, 18, and 24 of our 2016 Form 10-K for additional information).

(4)	Consists of derivatives arising from RJ Bank’s business operations. See Note 14 for additional information.

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

The adjustment to fair value of the nonrecurring fair value measures for the nine months ended June 30, 2017 resulted in a $1 million increase to the provision for loan losses relating to impaired loans and an insignificant amount of other losses relating to loans held for sale and OREO. The adjustment to fair value of the nonrecurring fair value measures for the nine months ended June 30, 2016 resulted in a $7 million additional provision for loan losses relating to impaired loans and an insignificant amount of other losses relating to loans held for sale and OREO.

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

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis is presented below:

Three months ended June 30, 2017 Level 3 instruments at fair value (in thousands)
	Financial assets							Financial liabilities
	Trading instruments		Available-for-sale securities		Private equity, other investments and other assets			Payables- trade and other
	Non- agency CMOs & ABS	Other	ARS – municipal obligations	ARS - preferred securities	Private equity investments	Other investments	Other assets	Other liabilities
Fair value beginning of period	$7	$13,141	$25,728	$105,418	$88,623	$374	$2,148	$(64)
Total gains/(losses) for the period:
Included in earnings	—	(379)	—	—	3,995	(26)	(2,148)	(1,138)
Included in other comprehensive income	—	—	347	696	—	—	—	—
Purchases and contributions	—	14,449	—	—	—	—	—	—
Sales	—	(22,616)	—	—	(168)	(230)	—	—
Distributions	(1)	—	—	—	(7,407)	—	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—	—	—
Fair value end of period	$6	$4,595	$26,075	$106,114	$85,043	$118	$—	$(1,202)

Change in unrealized gains/(losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$(284)	$347	$696	$3,983	$3	$—	$(3,286)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine months ended June 30, 2017 Level 3 instruments at fair value (in thousands)
	Financial assets							Financial liabilities
	Trading instruments		Available-for-sale securities		Private equity, other investments and other assets			Payables- trade and other
	Non- agency CMOs & ABS	Other	ARS – municipal obligations	ARS - preferred securities	Private equity investments	Other investments	Other assets	Other liabilities
Fair value beginning of period	$7	$3,572	$25,147	$100,018	$83,165	$441	$2,448	$(67)
Total gains/(losses) for the period:
Included in earnings	—	(903)	—	1	4,285	117	(2,448)	(1,135)
Included in other comprehensive income	—	—	928	6,118	—	—	—	—
Purchases and contributions	—	55,550	—	—	5,168	—	—	—
Sales	—	(53,624)	—	(23)	(168)	(245)	—	—
Distributions	(1)	—	—	—	(7,407)	—	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	(195)	—	—
Fair value end of period	$6	$4,595	$26,075	$106,114	$85,043	$118	$—	$(1,202)

Change in unrealized gains/(losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$(510)	$928	$6,117	$4,284	$3	$—	$(3,586)

Three months ended June 30, 2016 Level 3 instruments at fair value (in thousands)
	Financial assets							Financial liabilities
	Trading instruments		Available-for-sale securities		Private equity, other investments and other assets			Payables- trade and other
	Non- agency CMOs & ABS	Other	ARS – municipals obligations	ARS - preferred securities	Private equity investments (1)	Other investments	Other assets	Other liabilities
Fair value beginning of period	$8	$14,296	$25,422	$102,599	$73,139	$439	$3,112	$(67)
Total gains/(losses) for the period:
Included in earnings	—	(48)	—	—	12,073	(10)	1,788	—
Included in other comprehensive income	—	—	(529)	(2,453)	—	—	—	—
Purchases and contributions	—	5,598	—	—	—	—	—	—
Sales	—	(14,715)	—	—	—	—	—	—
Distributions	(1)	—	—	—	—	(4)	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—	—	—
Fair value end of period	$7	$5,131	$24,893	$100,146	$85,212	$425	$4,900	$(67)

Change in unrealized gains/(losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$1	$(34)	$(529)	$(2,453)	$12,073	$(9)	$1,788	$—

(1)
Effective September 30, 2016, we adopted new accounting guidance related to the classification and disclosure of certain investments using NAV as a practical expedient to measure the fair value of the investment. The prior year amounts reflect the effect of reclassifications to conform the prior year period to current period presentation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine months ended June 30, 2016 Level 3 instruments at fair value (in thousands)
		Financial assets							Financial liabilities
	Trading instruments			Available-for-sale securities		Private equity, other investments and other assets			Payables- trade and other
	Corporate obligations	Non- agency CMOs & ABS	Other	ARS – municipal obligations	ARS - preferred securities	Private equity investments (1)	Other investments	Other assets	Other liabilities
Fair value beginning of period	$156	$9	$1,986	$28,015	$110,749	$77,435	$565	$4,975	$(58)
Total gains/(losses) for the period:
Included in earnings	(137)	—	(397)	133	—	12,073	1	(75)	—
Included in other comprehensive income	—	—	—	(1,647)	(10,603)	—	—	—	—
Purchases and contributions	75	—	44,085	—	—	915	—	—	(9)
Sales	(94)	—	(40,543)	(1,583)	—	(18)	—	—	—
Redemptions by issuer	—	—	—	(25)	—	—	(18)	—	—
Distributions	—	(2)	—	—	—	(5,193)	(123)	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—	—	—	—
Fair value end of period	$—	$7	$5,131	$24,893	$100,146	$85,212	$425	$4,900	$(67)

Change in unrealized gains/ (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$(40)	$2	$(105)	$(1,602)	$(10,603)	$12,073	$2	$(75)	$—

(1)
Effective September 30, 2016, we adopted new accounting guidance related to the classification and disclosure of certain investments using NAV as a practical expedient to measure the fair value of the investment. The prior year amounts reflect the effect of reclassifications to conform the prior year period to current period presentation.

As of June 30, 2017, 10% of our assets and 2% of our liabilities are instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of June 30, 2017 represent 6% of our assets measured at fair value. In comparison, as of June 30, 2016, 8% of our assets and 3% of our liabilities, represented instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of June 30, 2016 represented 10% of our assets measured at fair value. Level 3 instruments as a percentage of total financial instruments decreased as compared to June 30, 2016, primarily as a result of the increase in total assets measured at fair value since June 30, 2016.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Gains/(losses) related to Level 3 recurring fair value measurements included in earnings are presented in net trading profit, other revenues and other comprehensive income in our Condensed Consolidated Statements of Income and Comprehensive Income as follows:

	Net trading profit	Other revenues	Other comprehensive income
	(in thousands)
For the three months ended June 30, 2017
Total gains/(losses) included in earnings	$(379)	$683	$1,043
Change in unrealized gains/(losses) for assets held at the end of the reporting period	$(284)	$700	$1,043

For the nine months ended June 30, 2017
Total gains/(losses) included in earnings	$(903)	$820	$7,046
Change in unrealized gains/(losses) for assets held at the end of the reporting period	$(510)	$701	$7,045

For the three months ended June 30, 2016
Total gains/(losses) included in earnings	$(48)	$13,851	$(2,982)
Change in unrealized gains/(losses) for assets held at the end of the reporting period	$(33)	$13,852	$(2,982)

For the nine months ended June 30, 2016
Total gains/(losses) included in earnings	$(534)	$12,132	$(12,250)
Change in unrealized gains/(losses) for assets held at the end of the reporting period	$(143)	$12,000	$(12,205)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Quantitative information about level 3 fair value measurements

The significant assumptions used in the valuation of Level 3 financial instruments are as follows (the table that follows includes the significant majority of the financial instruments we hold that are classified as Level 3 measures):

Level 3 financial instrument	Fair value at June 30, 2017 (in thousands)	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements:
Available-for-sale securities:
ARS:
Municipal obligations - issuer is a municipality	$10,739	Scenario 1 - recent trades	Observed trades (in inactive markets) of in-portfolio securities	80% of par - 80% of par (80% of par)
		Scenario 2 - Discounted cash flow	Average discount rate(a)	6.12% - 7.19% (6.65%)
			Average interest rates applicable to future interest income on the securities(b)	2.54% - 3.19% (2.87%)
			Prepayment year(c)	2019 - 2026 (2023)
			Weighting assigned to outcome of scenario1 / scenario 2	25%/75%
Municipal obligations - tax-exempt preferred securities	$15,336	Discounted cash flow	Average discount rate(a)	5.08% - 6.08% (5.58%)
			Average interest rates applicable to future interest income on the securities(b)	1.71% - 1.71% (1.71%)
			Prepayment year(c)	2017 - 2021 (2021)
Preferred securities - taxable	$106,114	Discounted cash flow	Average discount rate(a)	5.36% - 6.79% (5.95%)
			Average interest rates applicable to future interest income on the securities(b)	2.33% - 3.10% (2.45%)
			Prepayment year(c)	2017 - 2021 (2021)
Private equity investments (not measured at NAV):	$64,394	Income or market approach:
		Scenario 1 - income approach - discounted cash flow	Discount rate(a)	13% - 25% (18.3%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2019 - 2042 (2021)
		Scenario 2 - market approach - market multiple method	EBITDA Multiple(d)	5.25 - 7.5 (6.2)
			Weighting assigned to outcome of scenario 1/scenario 2	83%/17%
	$20,649	Transaction price or other investment-specific events(e)	Not meaningful(e)	Not meaningful(e)
Nonrecurring measurements:
Impaired loans: residential	$20,857	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.3 yrs.)
Impaired loans: corporate	$4,553	Appraisal or discounted cash flow value(f)	Not meaningful(f)	Not meaningful(f)

(a)	Represents discount rates used when we have determined that market participants would take these discounts into account when pricing the investments.

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

Auction rate securities:

One of the significant unobservable inputs used in the fair value measurement of auction rate securities presented within our available-for-sale securities portfolio relates to judgments regarding whether the level of observable trading activity is sufficient to conclude markets are active.  Where insufficient levels of trading activity are determined to exist as of the reporting date, then management’s assessment of how much weight to apply to trading prices in inactive markets versus management’s own valuation models could significantly impact the valuation conclusion.  The valuation of the securities impacted by changes in management’s assessment of market activity levels could be either higher or lower, depending upon the relationship of the inactive trading prices compared to the outcome of management’s internal valuation models.

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

Our private equity portfolio as of June 30, 2017 includes various direct and third party private equity investments, and various private equity funds which we sponsor. The portfolio is primarily invested in a broad range of industries including leveraged buyouts, growth capital, distressed capital, venture capital and mezzanine capital.

Due to the closed-end nature of certain of our fund investments, such investments cannot be redeemed directly with the funds. Our investment is monetized through distributions received through the liquidation of the underlying assets of those funds.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The recorded value and unfunded commitments related to our private equity portfolio are as follows:

			Unfunded commitment (1)
	Recorded value		RJF	Noncontrolling interests	Total
	(in thousands)
June 30, 2017
Private equity investments at NAV	$110,994	(2)	$21,684	$2,463	$24,147
Private equity investments at fair value	85,043
Total private equity investments	$196,037	(3)

September 30, 2016
Private equity investments at NAV	$111,469		$27,542	$3,001	$30,543
Private equity investments at fair value	83,165
Total private equity investments	$194,634	(3)

(1)
Unfunded commitments related to the portion of underlying investments held in our private equity portfolio. Such commitments are required to be funded either by RJF or by the holders of the noncontrolling interests.

(2)	We anticipate 89% of these funds will be liquidated over a period of five years or less. The remaining 11% of these funds we anticipate to be liquidated over a period of six to nine years.

(3)
The portions of these investments we do not own are $48 million and $51 million as of June 30, 2017 and September 30, 2016, respectively, and as such are included as a component of noncontrolling interest in our Condensed Consolidated Statements of Financial Condition. Of the total private equity investments, the weighted average portion we own is $148 million or 75% and $144 million or 74% as of June 30, 2017 and September 30, 2016, respectively.

Many of these fund investments meet the definition of prohibited “covered funds” as defined by the Volcker Rule of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Volcker Rule”).  During the quarter ended March 31, 2017, we received approval from the Board of Governors of the Federal Reserve System (the “Fed”) to continue to hold the majority of our “covered fund” investments for up to an additional five-year conformance period, thereby extending our applicable holding period until July 2022 for such investments.

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of June 30, 2017, we have not elected the fair value option for any of our financial assets or liabilities not already recorded at fair value.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated fair values by level within the fair value hierarchy and the carrying amounts of our financial instruments that are not carried at fair value are as follows:

	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
	(in thousands)
June 30, 2017
Financial assets:
Bank loans, net (1)	$—	$60,896	$16,350,769	$16,411,665	$16,476,332
Loans to financial advisors, net	$—	$—	$726,067	$726,067	$865,789
Financial liabilities:
Bank deposits	$—	$16,017,497	$292,240	$16,309,737	$16,310,881
Other borrowings (2)	$—	$30,472	$—	$30,472	$29,982
Senior notes payable	$—	$1,992,283	$—	$1,992,283	$1,848,021

September 30, 2016
Financial assets:
Bank loans, net (1)	$—	$196,109	$14,925,802	$15,121,911	$15,121,430
Loans to financial advisors, net	$—	$—	$706,717	$706,717	$838,721
Financial liabilities:
Bank deposits	$—	$13,947,310	$318,228	$14,265,538	$14,262,547
Other borrowings (2)	$—	$34,520	$—	$34,520	$33,391
Senior notes payable	$362,180	$1,452,071	$—	$1,814,251	$1,680,587

(1)	Excludes all impaired loans and loans held for sale which have been recorded at fair value in the Condensed Consolidated Statements of Financial Condition at June 30, 2017 and September 30, 2016.

(2)
Excludes the components of other borrowings that are recorded at amounts that approximate their fair value in the Condensed Consolidated Statements of Financial Condition at June 30, 2017 and September 30, 2016.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

The following table presents trading instruments and trading instruments sold but not yet purchased at fair value.

	June 30, 2017		September 30, 2016
	Trading instruments	Trading instruments sold but not yet purchased	Trading instruments	Trading instruments sold but not yet purchased
	(in thousands)
Municipal and provincial obligations	$217,175	$1,557	$274,163	$1,161
Corporate obligations	93,138	22,799	132,885	31,074
Government and agency obligations	41,560	233,004	49,598	266,682
Agency MBS and CMOs	166,636	1,456	164,663	2,804
Non-agency CMOs and ABS	65,508	—	34,428	—
Total debt securities	584,017	258,816	655,737	301,721

Derivative contracts (1)	34,011	60,380	55,703	8,835
Equity securities	15,677	6,361	16,029	18,382
Brokered certificates of deposit	60,957	—	35,206	—
Other	4,638	502	4,130	—
Total	$699,300	$326,059	$766,805	$328,938

(1)
Represents the derivative instruments held for trading purposes. These balances do not include all derivative instruments. See Note 14 for further information regarding all of our derivative transactions, and see Note 15 for additional information regarding offsetting financial instruments.

See Note 5 for additional information regarding the fair value of trading instruments and trading instruments sold but not yet purchased.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities are comprised of MBS and CMOs owned by RJ Bank and ARS owned by one of our non-broker-dealer subsidiaries. Refer to the discussion of our available-for-sale securities accounting policies, including the fair value determination process, in Note 2 on pages 113 - 114 of our 2016 Form 10-K.

There were $33 million and $66 million of proceeds from the sale of available-for-sale securities held by RJ Bank during the three and nine months ended June 30, 2017, respectively, and the related gains on such sales were $1 million in the three and nine months ended June 30, 2017. There were no sales of available-for-sale securities held by RJ Bank during the three and nine months ended June 30, 2016.

The proceeds from the sale of ARS during the three and nine months ended June 30, 2017 were insignificant. There were no proceeds from the sale or redemption of ARS during the three months ended June 30, 2016. There were $2 million of proceeds and an insignificant gain from the sale or redemption of ARS during the nine months ended June 30, 2016.

The amortized cost and fair values of available-for-sale securities are as follows:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
June 30, 2017
Available-for-sale securities:
Agency MBS and CMOs	$1,886,224	$1,497	$(10,326)	$1,877,395
Other securities	1,575	—	(168)	1,407
Total RJ Bank available-for-sale securities	1,887,799	1,497	(10,494)	1,878,802

Auction rate securities:
Municipal obligations	27,491	53	(1,469)	26,075
Preferred securities	103,204	2,952	(42)	106,114
Total auction rate securities	130,695	3,005	(1,511)	132,189
Total available-for-sale securities	$2,018,494	$4,502	$(12,005)	$2,010,991

September 30, 2016
Available-for-sale securities:
Agency MBS and CMOs	$680,341	$2,512	$(556)	$682,297
Non-agency CMOs (1)	53,427	9	(2,917)	50,519
Other securities	1,575	—	(158)	1,417
Total RJ Bank available-for-sale securities	735,343	2,521	(3,631)	734,233

Auction rate securities:
Municipal obligations	27,491	14	(2,358)	25,147
Preferred securities	103,226	—	(3,208)	100,018
Total auction rate securities	130,717	14	(5,566)	125,165
Total available-for-sale securities	$866,060	$2,535	$(9,197)	$859,398

(1)
As of September 30, 2016 the non-credit portion of unrealized losses related to non-agency CMOs with previously recorded other-than-temporary impairment (“OTTI”) before taxes was $2 million, recorded in accumulated other comprehensive income/(loss) (“AOCI”). See Note 18 for additional information. During the nine months ended June 30, 2017 we sold the remainder of our non-agency CMOs.

See Note 5 for additional information regarding the fair value of available-for-sale securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The contractual maturities, amortized cost, carrying values and current yields for our available-for-sale securities are as presented below.  Since RJ Bank’s available-for-sale securities (MBS & CMOs) are backed by mortgages, actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.  Expected maturities of ARS may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2017
	Within one year	After one but within five years	After five but within ten years	After ten years	Total
	($ in thousands)
Agency MBS & CMOs:
Amortized cost	$—	$82,424	$604,942	$1,198,858	$1,886,224
Carrying value	—	82,104	602,338	1,192,953	1,877,395
Weighted-average yield	—	1.90%	1.88%	2.04%	1.98%

Other securities:
Amortized cost	$—	$—	$—	$1,575	$1,575
Carrying value	—	—	—	1,407	1,407
Weighted-average yield	—	—	—	—	—

Sub-total agency MBS & CMOs and other securities:
Amortized cost	$—	$82,424	$604,942	$1,200,433	$1,887,799
Carrying value	—	82,104	602,338	1,194,360	1,878,802
Weighted-average yield	—	1.90%	1.88%	2.04%	1.98%

Auction rate securities:
Municipal obligations
Amortized cost	$—	$—	$—	$27,491	$27,491
Carrying value	—	—	—	26,075	26,075
Weighted-average yield	—	—	—	1.88%	1.88%

Preferred securities:
Amortized cost	$—	$—	$—	$103,204	$103,204
Carrying value	—	—	—	106,114	106,114
Weighted-average yield	—	—	—	2.13%	2.13%

Sub-total auction rate securities:
Amortized cost	$—	$—	$—	$130,695	$130,695
Carrying value	—	—	—	132,189	132,189
Weighted-average yield	—	—	—	2.08%	2.08%

Total available-for-sale securities:
Amortized cost	$—	$82,424	$604,942	$1,331,128	$2,018,494
Carrying value	—	82,104	602,338	1,326,549	2,010,991
Weighted-average yield	—	1.90%	1.88%	2.04%	1.99%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2017
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$1,305,585	$(9,778)	$63,461	$(548)	$1,369,046	$(10,326)
Other securities	1,407	(168)	—	—	1,407	(168)
ARS municipal obligations	—	—	22,659	(1,469)	22,659	(1,469)
ARS preferred securities	1,488	(42)	—	—	1,488	(42)
Total	$1,308,480	$(9,988)	$86,120	$(2,017)	$1,394,600	$(12,005)

	September 30, 2016
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$208,880	$(361)	$28,893	$(195)	$237,773	$(556)
Non-agency CMOs	4,256	(21)	44,137	(2,896)	48,393	(2,917)
Other securities	1,417	(158)	—	—	1,417	(158)
ARS municipal obligations	13,204	(697)	11,695	(1,661)	24,899	(2,358)
ARS preferred securities	98,489	(3,208)	—	—	98,489	(3,208)
Total	$326,246	$(4,445)	$84,725	$(4,752)	$410,971	$(9,197)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS and CMOs. At June 30, 2017 of the 118 U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, 110 were in a continuous unrealized loss position for less than 12 months and eight were for 12 months or more. We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

Non-agency CMOs

During the nine months ended June 30, 2017 we sold the remainder of our non-agency CMOs. In prior periods, all individual non-agency securities were evaluated for OTTI on a quarterly basis.  Only those non-agency CMOs whose amortized cost basis we did not expect to recover in full were considered to be other than temporarily impaired, as we had the ability and intent to hold these securities to maturity.

ARS

Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them. The par value of the ARS we hold as of June 30, 2017 is $153 million. Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired, as we have the ability and intent to hold these securities to maturity. All of our ARS securities are evaluated for OTTI on a quarterly basis.

As of June 30, 2017, there was one ARS preferred security with a fair value less than its cost basis, indicating potential impairment. We analyzed the credit ratings associated with the security as an indicator of potential credit impairment and, including subsequent ratings changes, determined that this security maintained an investment grade rating by at least one rating agency. We have the ability and intent to hold this ARS preferred security to maturity and expect to recover the entire cost basis and therefore concluded that none of the potential impairment is related to potential credit loss.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Within our municipal ARS holdings as of June 30, 2017, there were eight municipal ARS with a fair value less than their cost basis, indicating potential impairment. We analyzed the credit ratings associated with these securities as an indicator of potential credit impairment and, including subsequent ratings changes, determined that all of these securities maintained investment grade ratings by at least one rating agency. We have the ability and intent to hold these securities to maturity and expect to recover their entire cost basis and therefore concluded that none of the potential impairment within our municipal ARS portfolio is related to potential credit loss.

Other-than-temporarily impaired securities

There is no intent to sell our ARS and it is not more likely than not that we will be required to sell these securities as of June 30, 2017.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available-for-sale securities are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Amount related to credit losses on securities we held at the beginning of the period	$5,754	$11,847	$8,107	$11,847
Decreases to the amount related to credit loss for securities sold during the period	(5,754)	—	(8,107)	—
Amount related to credit losses on securities we held at the end of the period	$—	$11,847	$—	$11,847

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the balances for both the held for sale and held for investment loan portfolios, as well as the associated percentage of each portfolio segment in RJ Bank’s total loan portfolio:

	June 30, 2017		September 30, 2016
	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net (1)	$181,186	1%	$214,286	1%
Loans held for investment:
Domestic:
C&I loans	6,053,369	36%	6,402,675	42%
CRE construction loans	109,884	1%	107,437	1%
CRE loans	2,620,810	15%	2,188,652	14%
Tax-exempt loans	986,790	6%	740,944	5%
Residential mortgage loans	2,960,090	18%	2,439,286	16%
SBL	2,278,474	13%	1,903,930	12%
Foreign:
C&I loans	1,200,402	7%	1,067,698	7%
CRE construction loans	—	—	15,281	—
CRE loans	463,861	3%	365,419	2%
Residential mortgage loans	2,827	—	2,283	—
SBL	915	—	897	—
Total loans held for investment	16,677,422		15,234,502
Net unearned income and deferred expenses	(36,814)		(40,675)
Total loans held for investment, net (1)	16,640,608		15,193,827

Total loans held for sale and investment	16,821,794	100%	15,408,113	100%
Allowance for loan losses	(191,603)		(197,378)
Bank loans, net	$16,630,191		$15,210,735

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At June 30, 2017, the Federal Home Loan Bank of Atlanta (“FHLB”) had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 12 for more information regarding borrowings from the FHLB.

Loans held for sale

RJ Bank originated or purchased $449 million and $1.28 billion of loans held for sale during the three and nine months ended June 30, 2017, respectively, and $339 million and $1.36 billion during the three and nine months ended June 30, 2016. Proceeds from the sale of these held for sale loans amounted to $114 million and $349 million during the three and nine months ended June 30, 2017, respectively, and $73 million and $244 million during the three and nine months ended June 30, 2016. Net gains resulting from such sales and the unrealized losses recorded in the Condensed Consolidated Statements of Income and Comprehensive Income to reflect the loans held for sale at the lower of cost or market value were insignificant in all periods during the three and nine months ended June 30, 2017 and 2016.

Purchases and sales of loans held for investment

As more fully described in Note 2 of our 2016 Form 10-K, corporate loan sales generally occur as part of a loan workout situation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	C&I	CRE	Residential mortgage	Total
	(in thousands)
Three months ended June 30, 2017
Purchases	$103,013	$—	$100,104	$203,117
Sales (1)	$123,225	$—	$—	$123,225

Nine months ended June 30, 2017
Purchases	$300,665	$38,980	$190,523	$530,168
Sales (1)	$295,754	$—	$—	$295,754

Three months ended June 30, 2016
Purchases	$144,604	$12,804	$90,801	$248,209
Sales (1)	$21,003	$—	$—	$21,003

Nine months ended June 30, 2016
Purchases	$293,711	$19,844	$301,624	$615,179
Sales (1)	$92,818	$—	$—	$92,818

(1)
Represents the recorded investment of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. Corporate loan sales generally occur as part of a loan workout situation.

Aging analysis of loans held for investment

The following table presents an analysis of the payment status of loans held for investment:

	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual (1)	Current and accruing	Total loans held for investment (2)
	(in thousands)
As of June 30, 2017:
C&I loans	$—	$—	$—	$6,244	$7,247,527	$7,253,771
CRE construction loans	—	—	—	—	109,884	109,884
CRE loans	—	—	—	—	3,084,671	3,084,671
Tax-exempt loans	—	—	—	—	986,790	986,790
Residential mortgage loans:
First mortgage loans	799	—	799	36,681	2,900,208	2,937,688
Home equity loans/lines	—	—	—	31	25,198	25,229
SBL	—	—	—	—	2,279,389	2,279,389
Total loans held for investment, net	$799	$—	$799	$42,956	$16,633,667	$16,677,422

As of September 30, 2016:
C&I loans	$—	$—	$—	$35,194	$7,435,179	$7,470,373
CRE construction loans	—	—	—	—	122,718	122,718
CRE loans	—	—	—	4,230	2,549,841	2,554,071
Tax-exempt	—	—	—	—	740,944	740,944
Residential mortgage loans:
First mortgage loans	1,766	—	1,766	41,746	2,377,357	2,420,869
Home equity loans/lines	—	—	—	37	20,663	20,700
SBL	—	—	—	—	1,904,827	1,904,827
Total loans held for investment, net	$1,766	$—	$1,766	$81,207	$15,151,529	$15,234,502

(1)	Includes $19 million and $54 million of nonaccrual loans at June 30, 2017 and September 30, 2016, respectively, which are performing pursuant to their contractual terms.

(2)	Excludes any net unearned income and deferred expenses.

Other real estate owned, included in other assets on our Condensed Consolidated Statements of Financial Condition, was $4 million and $5 million at June 30, 2017 and September 30, 2016, respectively. The recorded investment of mortgage loans secured

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

by one-to-four family residential properties for which formal foreclosure proceedings are in process was $21 million at both June 30, 2017 and September 30, 2016.

Impaired loans

The following table provides a summary of RJ Bank’s impaired loans:

	June 30, 2017			September 30, 2016
	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
	(in thousands)
Impaired loans with allowance for loan losses: (1)
C&I loans	$6,244	$7,035	$1,691	$35,194	$35,872	$13,351
Residential - first mortgage loans	24,248	32,324	2,370	30,393	41,337	3,147
Total	30,492	39,359	4,061	65,587	77,209	16,498

Impaired loans without allowance for loan losses: (2)
CRE loans	—	—	—	4,230	11,611	—
Residential - first mortgage loans	16,912	25,575	—	17,809	26,486	—
Total	16,912	25,575	—	22,039	38,097	—
Total impaired loans	$47,404	$64,934	$4,061	$87,626	$115,306	$16,498

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The preceding table includes $27 million residential first mortgage TDR’s at June 30, 2017, and $4 million CRE and $28 million residential first mortgage TDR’s at September 30, 2016.

The average balance of the total impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Average impaired loan balance:
C&I loans	$8,606	$18,836	$21,491	$12,200
CRE loans	—	4,408	925	4,540
Residential mortgage loans:
First mortgage loans	42,356	50,797	44,813	52,414
Total	$50,962	$74,041	$67,229	$69,154

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$304	$320	$1,239	$1,018
Total	$304	$320	$1,239	$1,018

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

The credit quality of RJ Bank’s held for investment loan portfolio is as follows:

	Pass	Special mention(1)	Substandard(1)	Doubtful(1)	Total
	(in thousands)
June 30, 2017
C&I	$7,122,329	$33,050	$98,392	$—	$7,253,771
CRE construction	109,884	—	—	—	109,884
CRE	3,003,084	81,458	129	—	3,084,671
Tax-exempt	986,790	—	—	—	986,790
Residential mortgage:
First mortgage	2,880,167	9,145	48,376	—	2,937,688
Home equity	25,120	76	33	—	25,229
SBL	2,279,389	—	—	—	2,279,389
Total	$16,406,763	$123,729	$146,930	$—	$16,677,422

September 30, 2016
C&I	$7,241,055	$117,046	$112,272	$—	$7,470,373
CRE construction	122,718	—	—	—	122,718
CRE	2,549,672	—	4,399	—	2,554,071
Tax-exempt	740,944	—	—	—	740,944
Residential mortgage:
First mortgage	2,355,393	11,349	54,127	—	2,420,869
Home equity	20,413	182	105	—	20,700
SBL	1,904,827	—	—	—	1,904,827
Total	$14,935,022	$128,577	$170,903	$—	$15,234,502

(1)	Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for loan losses and reserve for unfunded lending commitments

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

	Loans held for investment
	C&I	CRE construction	CRE	Tax-exempt	Residential mortgage	SBL	Total
	(in thousands)
Three months ended June 30, 2017
Balance at beginning of period	$118,660	$1,527	$44,159	$4,353	$12,378	$5,157	$186,234
Provision/(benefit) for loan losses	1,719	171	3,712	696	(634)	545	6,209
Net (charge-offs)/recoveries:
Charge-offs	(1,605)	—	—	—	(177)	—	(1,782)
Recoveries	—	—	—	—	621	—	621
Net (charge-offs)/recoveries	(1,605)	—	—	—	444	—	(1,161)
Foreign exchange translation adjustment	201	—	120	—	—	—	321
Balance at end of period	$118,975	$1,698	$47,991	$5,049	$12,188	$5,702	$191,603

Nine months ended June 30, 2017
Balance at beginning of period	$137,701	$1,614	$36,533	$4,100	$12,664	$4,766	$197,378
Provision/(benefit) for loan losses	5,460	176	6,291	949	(715)	936	13,097
Net (charge-offs)/recoveries:
Charge-offs	(24,298)	—	—	—	(742)	—	(25,040)
Recoveries	—	—	5,013	—	981	—	5,994
Net (charge-offs)/recoveries	(24,298)	—	5,013	—	239	—	(19,046)
Foreign exchange translation adjustment	112	(92)	154	—	—	—	174
Balance at end of period	$118,975	$1,698	$47,991	$5,049	$12,188	$5,702	$191,603

Three months ended June 30, 2016
Balance at beginning of period	$137,299	$2,553	$32,668	$7,034	$11,254	$3,412	$194,220
Provision/(benefit) for loan losses	223	898	445	974	722	190	3,452
Net (charge-offs)/recoveries:
Charge-offs	(782)	—	—	—	(47)	—	(829)
Recoveries	—	—	—	—	91	56	147
Net (charge-offs)/recoveries	(782)	—	—	—	44	56	(682)
Foreign exchange translation adjustment	(73)	(18)	(17)	—	—	—	(108)
Balance at end of period	$136,667	$3,433	$33,096	$8,008	$12,020	$3,658	$196,882

Nine months ended June 30, 2016
Balance at beginning of period	$117,623	$2,707	$30,486	$5,949	$12,526	$2,966	$172,257
Provision/(benefit) for loan losses	21,398	746	2,557	2,059	(384)	615	26,991
Net (charge-offs)/recoveries:
Charge-offs	(2,476)	—	—	—	(963)	—	(3,439)
Recoveries	—	—	—	—	841	77	918
Net (charge-offs)/recoveries	(2,476)	—	—	—	(122)	77	(2,521)
Foreign exchange translation adjustment	122	(20)	53	—	—	—	155
Balance at end of period	$136,667	$3,433	$33,096	$8,008	$12,020	$3,658	$196,882

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

	Loans held for investment
	Allowance for loan losses			Recorded investment (1)
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(in thousands)
June 30, 2017
C&I	$1,691	$117,284	$118,975	$6,244	$7,247,527	$7,253,771
CRE construction	—	1,698	1,698	—	109,884	109,884
CRE	—	47,991	47,991	—	3,084,671	3,084,671
Tax-exempt	—	5,049	5,049	—	986,790	986,790
Residential mortgage	2,372	9,816	12,188	50,555	2,912,362	2,962,917
SBL	—	5,702	5,702	—	2,279,389	2,279,389
Total	$4,063	$187,540	$191,603	$56,799	$16,620,623	$16,677,422

September 30, 2016
C&I	$13,351	$124,350	$137,701	$35,194	$7,435,179	$7,470,373
CRE construction	—	1,614	1,614	—	122,718	122,718
CRE	—	36,533	36,533	4,230	2,549,841	2,554,071
Tax-exempt	—	4,100	4,100	—	740,944	740,944
Residential mortgage	3,156	9,508	12,664	56,735	2,384,834	2,441,569
SBL	—	4,766	4,766	—	1,904,827	1,904,827
Total	$16,507	$180,871	$197,378	$96,159	$15,138,343	$15,234,502

(1)	Excludes any net unearned income and deferred expenses.

The reserve for unfunded lending commitments, included in trade and other payables on our Condensed Consolidated Statements of Financial Condition was $10 million at June 30, 2017, and $11 million at September 30, 2016.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

VIEs where we are the primary beneficiary

Of the VIEs in which we hold an interest, we have determined that certain Private Equity Interests, a LIHTC Fund in which RJ Bank is an investor member and an affiliate of RJTCF is the managing member, any LIHTC Funds where RJTCF provides an investor member with a guaranteed return on their investment, certain other LIHTC Funds, and the trust we utilize in connection with restricted stock unit awards granted to certain employees of our Canadian subsidiary (the “Restricted Stock Trust Fund”) require consolidation in our financial statements, as we are deemed the primary beneficiary of such VIEs.  The aggregate assets and liabilities of the VIEs we consolidate are provided in the table below.

	Aggregate assets (1)	Aggregate liabilities (1)
	(in thousands)
June 30, 2017
Private Equity Interests	$104,347	$3,839
LIHTC Fund in which RJ Bank is an investor member	66,278	277
Guaranteed LIHTC Fund (2)	52,758	2,811
Other LIHTC Funds	10,831	5,884
Restricted Stock Trust Fund	15,436	15,436
Total	$249,650	$28,247

September 30, 2016
Private Equity Interests	$141,389	$4,888
LIHTC Fund in which RJ Bank is an investor member	60,688	240
Guaranteed LIHTC Fund (2)	63,415	2,556
Restricted Stock Trust Fund	9,949	9,949
Total	$275,441	$17,633

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

	June 30, 2017	September 30, 2016
	(in thousands)
Assets:
Cash and cash equivalents	$4,905	$8,302
Assets segregated pursuant to regulations and other segregated assets	4,511	2,833
Receivables, other	10,255	34,120
Intercompany receivables	459	473
Other investments	99,276	103,632
Investments in real estate partnerships held by consolidated variable interest entities (1)	114,783	116,133
Trust fund investment in RJF common stock (2)	15,434	9,948
Prepaid expenses and other assets	27	—
Total assets	$249,650	$275,441

Liabilities and equity:
Trade and other payables	$10,717	$3,617
Intercompany payables	19,223	16,416
Total liabilities	29,940	20,033
RJF equity	114,009	122,680
Noncontrolling interests	105,701	132,728
Total equity	219,710	255,408
Total liabilities and equity	$249,650	$275,441

(1)	Includes $54 million and $55 million as of June 30, 2017 and September 30, 2016, respectively, of investments in a LIHTC fund where RJ Bank is the sole investor member.

(2)	Included in treasury stock in our Condensed Consolidated Statements of Financial Condition.

The following table presents information about the net income/(loss) of the VIEs which we consolidate, and is included within our Condensed Consolidated Statements of Income and Comprehensive Income. The noncontrolling interests presented in this table represent the portion of the net income/(loss) from these VIEs which are not ours.

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Interest	$18	$312	$436	$916
Other	6,205	11,665	8,640	12,709
Total revenues	6,223	11,977	9,076	13,625
Non-interest expenses (1)	3,873	1,818	14,339	11,360
Income/(loss) including noncontrolling interests and before provision for income taxes	2,350	10,159	(5,263)	2,265
Provision/(benefit) for income taxes	(2,273)	31	(4,587)	(3,540)
Net income/(loss) including noncontrolling interests	4,623	10,128	(676)	5,805
Net income/(loss) attributable to noncontrolling interests	716	6,324	(4,625)	795
Net income attributable to Raymond James Financial, Inc.	$3,907	$3,804	$3,949	$5,010

(1)	Primarily comprised of items reported in other expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Low-income housing tax credit funds

RJTCF is the managing member or general partner in over 100 low-income housing tax credit funds having one or more investor members or limited partners. Nearly all of these funds are determined to be VIEs. RJTCF has concluded that it is not the primary beneficiary of nearly all of the non-guaranteed LIHTC Fund VIEs and, accordingly, does not consolidate these funds. RJTCF consolidates the one Guaranteed LIHTC Fund VIE it sponsors (see Note 17 for further discussion of the guarantee obligation as well as other RJTCF commitments) as well as any non-guaranteed LIHTC fund of which it concludes it is the primary beneficiary.  RJTCF holds an interest in a limited number of LIHTC Funds it determines not to be VIEs. RJ Bank is an investor member in one of the low-income housing tax credit funds which RJTCF sponsors. RJ Bank has concluded that it is the primary beneficiary and therefore the fund is consolidated.

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

	June 30, 2017			September 30, 2016
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
LIHTC Funds	$4,959,512	$2,009,287	$79,433	$4,217,812	$1,429,085	$83,562
NMTC Funds	30,213	96	9	65,338	68	12
Private Equity Interests	11,977,992	141,526	75,587	14,286,950	132,334	70,336
Other	137,890	73,931	3,088	144,579	83,174	2,240
Total	$17,105,607	$2,224,840	$158,117	$18,714,679	$1,644,661	$156,150

NOTE 10 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The following are our goodwill and net identifiable intangible asset balances as of the dates indicated:

	June 30, 2017	September 30, 2016
	(in thousands)
Goodwill	$408,673	$408,072
Identifiable intangible assets, net	86,443	96,370
Total goodwill and identifiable intangible assets, net	$495,116	$504,442

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

Goodwill

The following summarizes our goodwill by segment, along with the balance and activity, as of the dates indicated:

	Three months ended June 30,			Nine months ended June 30,
	Segment			Segment
	Private client group	Capital markets	Total	Private client group	Capital markets	Total
	(in thousands)
Fiscal year 2017
Goodwill as of beginning of period	$275,203	$131,809	$407,012	$275,521	$132,551	$408,072
Foreign currency translation	570	1,091	1,661	252	349	601
Impairment losses	—	—	—	—	—	—
Goodwill as of end of period	$275,773	$132,900	$408,673	$275,773	$132,900	$408,673

Fiscal year 2016
Goodwill as of beginning of period	$189,355	$123,650	$313,005	$186,733	$120,902	$307,635
Additions (1)	—	9,012	9,012	—	9,012	9,012
Foreign currency translation	102	74	176	2,724	2,822	5,546
Impairment losses	—	—	—	—	—	—
Goodwill as of end of period	$189,457	$132,736	$322,193	$189,457	$132,736	$322,193

(1) The addition during fiscal year 2016 arose from our June 2016 acquisition of Mummert (see Note 3 for additional information).

We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  During the nine months ended June 30, 2017, we changed our annual goodwill impairment test date for all reporting units from December 31 to January 1; however, the results of our test did not change as we continue to evaluate balances as of December 31. We performed our latest annual goodwill impairment testing during the quarter ended March 31, 2017, evaluating balances as of December 31, 2016, and no impairment was identified. In that testing, we performed both a qualitative impairment assessment for certain of our reporting units and a quantitative impairment assessment for our two RJ Ltd. reporting units operating in Canada.

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

Quantitative Assessments

For our two RJ Ltd. reporting units, we elected not to perform a qualitative assessment and instead performed quantitative assessments of the equity value of each RJ Ltd. reporting unit that had an allocation of goodwill. In our determination of the

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

reporting unit fair value of equity, we used a combination of the income approach and the market approach. Under the income approach, we used discounted cash flow models applied to each respective reporting unit. Under the market approach, we calculated an estimated fair value based on a combination of multiples of earnings of guideline companies in the brokerage and capital markets industry that are publicly traded on organized exchanges, and the book value of comparable transactions. The estimated fair value of the equity of the reporting unit resulting from each of these valuation approaches was dependent upon the estimates of future business unit revenues and costs. Such estimates were subject to critical assumptions regarding the nature and health of financial markets in future years as well as the discount rate to apply to the projected future cash flows. In estimating future cash flows, a balance sheet as of December 31, 2016 and a statement of operations for the last twelve months of activity for each reporting unit were compiled. Future balance sheets and statements of operations were then projected, and estimated future cash flows were determined by the combination of these projections. The cash flows were discounted at the reporting unit’s estimated cost of equity, which was derived through application of the capital asset pricing model. The valuation result from the market approach was dependent upon the selection of the comparable guideline companies and transactions and the earnings multiple applied to each respective reporting unit’s projected earnings. Finally, significant management judgment was applied in determining the weight assigned to the outcome of the market approach and the income approach, which resulted in one single estimate of the fair value of the equity of the reporting unit.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Identifiable intangible assets, net

The following table sets forth our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the periods indicated:

	Segment
	Private client group	Capital markets		Asset management	RJ Bank	Total
	(in thousands)
For the three months ended June 30, 2017
Net identifiable intangible assets as of beginning of period	$49,901	$24,777		$13,024	$1,508	$89,210
Additions	—	—		—	76	76
Amortization expense	(1,490)	(938)		(497)	(94)	(3,019)
Foreign currency translation	42	7		127	—	176
Impairment losses	—	—		—	—	—
Net identifiable intangible assets as of end of period	$48,453	$23,846		$12,654	$1,490	$86,443

For the nine months ended June 30, 2017
Net identifiable intangible assets as of beginning of period	$52,936	$27,937		$14,101	$1,396	$96,370
Additions	—	—		—	283	283
Amortization expense	(4,504)	(4,065)		(1,495)	(276)	(10,340)
Foreign currency translation	21	(26)		48	—	43
Impairment losses	—	—		—	87	87
Net identifiable intangible assets as of end of period	$48,453	$23,846		$12,654	$1,490	$86,443

For the three months ended June 30, 2016
Net identifiable intangible assets as of beginning of period	$17,415	$29,892		$15,199	$1,453	$63,959
Additions	—	1,013	(1)	—	132	1,145
Amortization expense	(384)	(1,405)		(541)	(111)	(2,441)
Foreign currency translation	—	1		36	—	37
Impairment losses	—	—		—	—	—
Net identifiable intangible assets as of end of period	$17,031	$29,501		$14,694	$1,474	$62,700

For the nine months ended June 30, 2016
Net identifiable intangible assets as of beginning of period	$18,182	$32,532		$17,137	$1,476	$69,327
Additions	—	1,013	(1)	—	292	1,305
Amortization expense	(1,151)	(4,045)		(1,722)	(294)	(7,212)
Foreign currency translation	—	1		(501)	—	(500)
Impairment losses	—	—		—	—	—
Other	—	—		(220)	—	(220)
Net identifiable intangible assets as of end of period	$17,031	$29,501		$14,694	$1,474	$62,700

(1) The additions are attributable to the acquisition of identifiable intangible assets, primarily a customer relationship intangible asset, arising from our fiscal year 2016 acquisition of Mummert (see Note 3 for additional information).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Identifiable intangible assets by type are presented below:

	June 30, 2017		September 30, 2016
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
	(in thousands)
Customer relationships	$99,534	$(29,153)	$99,470	$(22,895)
Trade name	8,213	(1,675)	8,172	(499)
Developed technology	12,630	(11,625)	12,630	(10,280)
Intellectual property	521	(113)	516	(73)
Non-compete agreements	3,319	(1,305)	3,314	(612)
Seller relationship agreements	5,300	(693)	5,300	(69)
Mortgage servicing rights	2,292	(802)	2,144	(748)
Total	$131,809	$(45,366)	$131,546	$(35,176)

NOTE 11 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit of RJ Bank. The following table presents a summary of bank deposits including the weighted-average rate:

	June 30, 2017		September 30, 2016
	Balance	Weighted-average rate (1)	Balance	Weighted-average rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$5,631	0.01%	$4,958	0.01%
Demand deposits (non-interest-bearing)	13,482	—	7,264	—
Savings and money market accounts	15,998,384	0.13%	13,935,089	0.05%
Certificates of deposit	293,384	1.57%	315,236	1.55%
Total bank deposits (2)	$16,310,881	0.16%	$14,262,547	0.08%

(1)	Weighted-average rate calculation is based on the actual deposit balances at June 30, 2017 and September 30, 2016, respectively.

(2)
Bank deposits exclude affiliate deposits of $1.11 billion at June 30, 2017, and $353 million at September 30, 2016. These affiliate deposits include $1.07 billion as of June 30, 2017, and $350 million at September 30, 2016, held in a deposit account at RJ Bank on behalf of RJF.

Savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the client investment accounts maintained at RJ&A to RJ Bank. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”). The aggregate amount of time deposit account balances that exceed the FDIC insurance limit at June 30, 2017 is $19 million.

Scheduled maturities of certificates of deposit are as follows:

	June 30, 2017		September 30, 2016
	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
	(in thousands)
Three months or less	$7,917	$5,835	$14,252	$12,663
Over three through six months	2,995	2,752	14,191	9,750
Over six through twelve months	3,236	3,042	15,452	12,321
Over one through two years	56,353	22,823	32,816	11,060
Over two through three years	46,828	24,088	43,730	22,148
Over three through four years	38,452	21,764	58,425	28,863
Over four through five years	36,219	21,080	26,173	13,392
Total	$192,000	$101,384	$205,039	$110,197

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest expense on deposits is summarized as follows:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Certificates of deposit	$1,042	$1,320	$3,176	$4,174
Money market, savings and NOW accounts (1)	3,202	1,413	7,248	3,330
Total interest expense on deposits	$4,244	$2,733	$10,424	$7,504

(1)	Excludes interest expense associated with affiliate deposits.

NOTE 12 – OTHER BORROWINGS

The following table details the components of other borrowings:

	June 30, 2017		September 30, 2016
	(in thousands)
Other borrowings:
FHLB advances	$775,000	(1)	$575,000	(2)
Mortgage notes payable (3)	29,982		33,391
Borrowings on ClariVest revolving credit facility (4)	216		267
Borrowings on secured lines of credit (5)	—		—
Borrowings on unsecured lines of credit (6)	—		—
Total other borrowings	$805,198		$608,658

(1)
Borrowings from the FHLB as of June 30, 2017 are comprised of both floating and fixed-rate advances. As of June 30, 2017 the floating-rate FHLB advances have interest rates which reset quarterly, total $750 million and mature in June 2019. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting all of these balances subject to variable interest rates to a fixed interest rate. Refer to Note 14 for information regarding these interest rate swaps which are accounted for as hedging instruments. The fixed-rate FHLB advance, in the amount of $25 million, matures in October 2020 and bears interest at a rate of 3.4%. All of the FHLB advances are secured by a blanket lien granted to the FHLB on RJ Bank’s residential mortgage loan portfolio. The weighted average interest rate on these advances as of June 30, 2017 is 1.4%.

(2)
Borrowings from the FHLB as of September 30, 2016 are comprised of floating-rate advances which have rates that reset quarterly, total $550 million and mature in September 2018, and a fixed-rate advance in the amount of $25 million, which matures in October 2020 and bears interest at a rate of 3.4%.

(3)
Mortgage notes payable pertain to mortgage loans on certain of our corporate headquarters offices located in St. Petersburg, Florida. These mortgage loans are secured by land, buildings, and improvements.  These mortgage loans bear interest at 5.7% with repayment terms of monthly interest and principal debt service and have a January 2023 maturity.

(4)
ClariVest Asset Management, LLC (“ClariVest”), a subsidiary of Eagle, is a party to a revolving line of credit provided by a third party lender (the “ClariVest Facility”). The maximum amount available to borrow under the ClariVest Facility is $500 thousand, bearing interest at a variable rate which is 1% over the lender’s prime rate. The ClariVest Facility expires in September 2018.

(5)	Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.

(6)
In August 2015, RJF entered into a revolving credit facility agreement in which the lenders are a number of financial institutions (the “RJF Credit Facility”). This committed unsecured borrowing facility provides for maximum borrowings of up to $300 million, at variable rates of interest. There are no borrowings outstanding on the RJF Credit Facility as of either June 30, 2017 or September 30, 2016. In May 2017 the RJF Credit Facility was amended to extend the maturity date to May 2022. Borrowings on unsecured lines of credit, with the exception of the RJF Credit Facility, are day-to-day and are generally utilized for cash management purposes.

There were other collateralized financings outstanding in the amount of $227 million and $193 million as of June 30, 2017 and September 30, 2016, respectively. These other collateralized financings are included in securities sold under agreements to repurchase (“repurchase agreements”) on the Condensed Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities, or by securities that we have received as collateral under agreements that are included in securities purchased under agreements to resell (“reverse repurchase agreements”) that were available to be delivered or repledged. See Note 15 for additional information regarding offsetting asset and liability balances as well as additional information regarding the collateral.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 – SENIOR NOTES PAYABLE

The following summarizes our senior notes payable:

	June 30, 2017	September 30, 2016
	(in thousands)
8.60% senior notes, due 2019	$300,000	$300,000
5.625% senior notes, due 2024	250,000	250,000
3.625% senior notes, due 2026	500,000	500,000
4.95% senior notes, due 2046	800,000	300,000
6.90% senior notes, due 2042	—	350,000
	1,850,000	1,700,000
Unaccreted premium/(discount)	11,968	(1,601)
Unamortized debt issuance costs	(13,947)	(17,812)
Total senior notes payable	$1,848,021	$1,680,587

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

In July 2016, we sold in a registered underwritten public offering $300 million in aggregate principal amount of 4.95% senior notes due July 2046. In May 2017, we reopened the offering and sold, in a registered underwritten public offering, an additional $500 million in aggregate principal amount of 4.95% senior notes due July 2046. These additional senior notes were consolidated, formed into a single series, and are fully fungible with the $300 million in aggregate principal amount 4.95% senior notes issued in July 2016. Interest on these senior notes is payable semi-annually. We may redeem some or all of these senior notes at any time prior to their maturity, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 45 basis points, plus accrued and unpaid interest thereon to the redemption date.

Redemption at par of certain senior notes

On March 15, 2017 (the “Redemption Date”), we redeemed all of our outstanding 6.90% Senior Notes due 2042, which were originally sold in a registered underwritten public offering in 2012. The aggregate principal amount outstanding of the 6.90% Senior Notes was $350 million. The redemption price on the Redemption Date was equal to the principal, plus accrued and unpaid interest thereon to the Redemption Date. Unamortized debt issuance costs as of the Redemption Date of $8 million were accelerated and are included in Other expenses in our Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended June 30, 2017.

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

In our over-the-counter market activities, we enter into interest rate swaps and futures contracts either as part of our fixed income business to facilitate client transactions or to actively manage risk exposures that arise from our client activity, including a portion of our trading inventory. The majority of these derivative positions are executed in the over-the-counter market, either directly with financial institutions or trades cleared through a clearing organization (together referred to as the “OTC Derivatives Operations”). Cash flows related to the interest rate contracts arising from the OTC Derivative Operations are included as operating activities (the “trading instruments, net” line) on the Condensed Consolidated Statements of Cash Flows.

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

The receivable for uncollected derivative transaction fee revenues of RJFP is $5 million and $7 million at June 30, 2017 and September 30, 2016, respectively, and is included in other receivables on our Condensed Consolidated Statements of Financial Condition.

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

We are required to maintain cash or marketable security deposits with the clearing organizations we utilize to clear certain of our interest rate derivative transactions. These deposits, referred to as “initial margin,” are a component of deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition. On a daily basis we also pay cash to or receive cash from these clearing organizations due to changes in the fair value of the derivatives which they clear. Such payments are referred to as “variation margin.” During the quarter ended March 31, 2017, the Chicago Mercantile Exchange, a clearing organization we utilize to clear certain of our interest rate derivatives, adopted a rule change which requires variation margin to be considered settlement of the related derivatives instead of collateral. The impact of this change on our Condensed Consolidated Statements of Financial Condition was to reduce the gross fair value of these derivative assets and/or liabilities by the amount of variation margin received or paid on the related derivatives. Prior to the quarter ending March 31, 2017, such balances were included as a component of deposits with clearing organizations when such balances were in an asset position, or trade and other payables when such balances were in a liability position, on our Condensed Consolidated Statements of Financial Condition.

The cash collateral included in the net fair value of all open derivative asset positions arising from our OTC Derivatives Operations aggregates to a net asset of $37 million and $33 million as of June 30, 2017 and September 30, 2016, respectively.  The cash collateral included in the net fair value of all open derivative liability positions from our OTC Derivatives Operations aggregates to a net liability of $48 million as of June 30, 2017 and a net asset of $3 million as of September 30, 2016.  Our maximum loss exposure under the interest rate swap contracts arising from our OTC Derivatives Operations at June 30, 2017 is $28 million.

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

	June 30, 2017			September 30, 2016
	Asset derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
	(in thousands)
Derivatives designated as hedging instruments:
RJ Bank business operations
Forward foreign exchange contracts (1)	Prepaid expenses and other assets	$—	$—	Prepaid expenses and other assets	$988,200	$1,396
Derivatives not designated as hedging instruments:
OTC derivatives operations
Interest rate contracts	Trading instruments	$2,230,805	$78,060	Trading instruments	$2,036,233	$153,482
Interest rate contracts (1)	Trading instruments	$211,760	$5,813	Trading instruments	$121,715	$9,760
RJ Bank business operations
Forward foreign exchange contracts (1)	Prepaid expenses and other assets	$—	$—	Prepaid expenses and other assets	$411,300	$620
Other
Interest rate contracts	Derivative instruments associated with offsetting matched book positions	$1,401,199	$291,955	Derivative instruments associated with offsetting matched book positions	$1,469,295	$422,196
	Liability derivatives
Derivatives designated as hedging instruments:
RJ Bank business operations
Interest rate contracts	Trade and other payables	$750,000	$985	Trade and other payables	$550,000	$26,671
Forward foreign exchange contracts (1)	Trade and other payables	$1,101,100	$4,007	Trade and other payables	$—	$—
Derivatives not designated as hedging instruments:
OTC derivatives operations
Interest rate contracts	Trading instruments sold	$2,783,176	$98,686	Trading instruments sold	$1,997,100	$145,296
Interest rate contracts (1)	Trading instruments sold	$89,707	$847	Trading instruments sold	$133,108	$6,398
RJ Bank business operations
Forward foreign exchange contracts (1)	Trade and other payables	$421,400	$1,565	Trade and other payables	$—	$—
Forward foreign exchange contracts (2)	Trade and other payables	$54,200	$152	Trade and other payables	$—	$—
Other
Interest rate contracts	Derivative instruments associated with offsetting matched book positions	$1,401,199	$291,955	Derivative instruments associated with offsetting matched book positions	$1,469,295	$422,196
DBRSUs (3)	Accrued compensation, commissions and benefits	$26,561	$26,561	Accrued compensation, commissions and benefits	$17,769	$17,769

(1)	The notional amount presented is denominated in Canadian currency.

(2)	The notional amount presented is denominated in Euro currency.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Gains/(losses) recognized in AOCI, net of income taxes on derivatives are as follows (see Note 18 for additional information):

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Forward foreign exchange contracts	$(12,939)	$(2,339)	$(6,152)	$(13,513)
RJ Bank Interest Hedges	(3,775)	(6,922)	23,494	(15,126)
Total gains/(losses) recognized in AOCI, net of taxes	$(16,714)	$(9,261)	$17,342	$(28,639)

There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for each of the three and nine months ended June 30, 2017 and 2016. We expect to reclassify an estimated $4 million as additional interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is 10 years.

The table below sets forth the impact of the derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Location of the impact recognized on derivatives in the Condensed Consolidated Statements of Income and Comprehensive Income	Gain/(loss) recognized during the period
		Three months ended June 30,		Nine months ended June 30,
		2017	2016	2017	2016
		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts - OTC Derivatives Operations	Net trading profit	$2,247	$1,194	$6,441	$2,315
Interest rate contracts - Offsetting Match Book Derivatives Operations	Other revenues	$21	$23	$16	$69
Forward foreign exchange contracts - RJ Bank business operations	Other revenues	$(11,473)	$(142)	$(5,837)	$(7,554)
DBRSUs (1)	Compensation, commissions and benefits expense	$(940)	$—	$(6,409)	$—
DBRSUs (2)	Acquisition-related expenses	$—	$—	$(2,383)	$—

(1)
We also hold shares of DB as of June 30, 2017 as an economic hedge against this obligation. The change in value of such DB shares is recorded as a component of compensation, commissions and benefits expense on our Condensed Consolidated Statements of Income and Comprehensive Income, and offsets a portion of the change in value of the DBRSUs.

(2)
Includes the impact on the DBRSU obligation of the DB rights offering during the nine months ended June 30, 2017 and from forfeitures which occurred during the periods presented. The impact of the DB rights offering on the DBRSU obligation was partially offset by a gain on the rights offering related to our economic hedge, which was also reported in acquisition-related expenses.

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

Derivatives with credit-risk-related contingent features

Certain of the derivative instruments arising from our OTC Derivatives Operations and RJ Bank’s forward foreign exchange contracts contain provisions that require our debt to maintain an investment grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could terminate and request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at both June 30, 2017 and September 30, 2016 is $3 million, for which we have posted collateral of $1 million and $2 million, respectively, in the ordinary course of business. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2017 and September 30, 2016, we would have been required to post an additional $2 million and $1 million, respectively, of collateral to our counterparties.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15 – DISCLOSURE OF OFFSETTING ASSETS AND LIABILITIES, COLLATERAL, ENCUMBERED ASSETS AND REPURCHASE AGREEMENTS

Offsetting assets and liabilities

The following table presents information about the financial and derivative instruments that are offset or subject to an enforceable master netting arrangement or other similar agreement as of the dates indicated:

				Gross amounts not offset in the Statements of Financial Condition
	Gross amounts of recognized assets/(liabilities)	Gross amounts offset in the Statements of Financial Condition	Net amounts presented in the Statements of Financial Condition	Financial instruments		Cash (received)/paid	Net amount
	(in thousands)
As of June 30, 2017:
Assets
Securities purchased under agreements to resell and other collateralized financings	$483,820	$—	$483,820	$(483,820)	(1)	$—	$—
Derivatives - interest rate contracts (2)	83,873	(49,862)	34,011	(5,724)		—	28,287
Derivative instruments associated with offsetting matched book positions	291,955	—	291,955	(291,955)	(3)	—	—
Securities borrowed	120,037	—	120,037	(116,895)		—	3,142
Total assets	$979,685	$(49,862)	$929,823	$(898,394)		$—	$31,429
Liabilities
Securities sold under agreements to repurchase	$(226,972)	$—	$(226,972)	$226,972	(4)	$—	$—
Derivatives - interest rate contracts (2)	(99,533)	39,153	(60,380)	—		—	(60,380)
Derivatives - forward foreign exchange contracts (5)	(5,724)	—	(5,724)	—		—	(5,724)
Derivatives - RJ Bank Interest Hedges (6)	(985)	—	(985)	—		—	(985)
DBRSUs (7)	(26,561)	—	(26,561)	—		—	(26,561)
Derivative instruments associated with offsetting matched book positions	(291,955)	—	(291,955)	291,955	(3)	—	—
Securities loaned	(397,556)	—	(397,556)	383,596		—	(13,960)
Total liabilities	$(1,049,286)	$39,153	$(1,010,133)	$902,523		$—	$(107,610)
As of September 30, 2016:
Assets
Securities purchased under agreements to resell and other collateralized financings	$470,222	$—	$470,222	$(470,222)	(1)	$—	$—
Derivatives - interest rate contracts (2)	163,242	(107,539)	55,703	(29,028)		—	26,675
Derivatives - forward foreign exchange contracts (5)	2,016	—	2,016	—		—	2,016
Derivative instruments associated with offsetting matched book positions	422,196	—	422,196	(422,196)	(3)	—	—
Securities borrowed	170,860	—	170,860	(167,169)		—	3,691
Total assets	$1,228,536	$(107,539)	$1,120,997	$(1,088,615)		$—	$32,382
Liabilities
Securities sold under agreements to repurchase	$(193,229)	$—	$(193,229)	$193,229	(4)	$—	$—
Derivatives - interest rate contracts (2)	(151,694)	142,859	(8,835)	2,437		—	(6,398)
Derivatives - RJ Bank Interest Hedges (6)	(26,671)	—	(26,671)	—		26,671	—
DBRSUs (7)	(17,769)	—	(17,769)	—		—	(17,769)
Derivative instruments associated with offsetting matched book positions	(422,196)	—	(422,196)	422,196	(3)	—	—
Securities loaned	(677,761)	—	(677,761)	664,870		—	(12,891)
Total liabilities	$(1,489,320)	$142,859	$(1,346,461)	$1,282,732		$26,671	$(37,058)

The text of the footnotes in the above table are on the following page.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The text of the footnotes to the table on the previous page are as follows:

(1)
We are over-collateralized since the fair value amount of financial instruments pledged as collateral for reverse repurchase agreements and other collateralized financings amounts to $498 million and $486 million as of June 30, 2017 and September 30, 2016, respectively.

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

(4)
We are over-collateralized since the fair value amount of financial instruments pledged as collateral for repurchase agreements amounts to $234 million and $200 million as of June 30, 2017 and September 30, 2016, respectively.

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

(7)
The derivative arose from our fiscal year 2016 acquisition of Alex. Brown, see the discussion of the circumstances giving rise to this derivative in Note 3 on pages 127 - 129 of our 2016 Form 10-K. As of June 30, 2017, we hold shares of DB with a fair value of $20 million as an economic hedge against the DBRSU obligation. As of September 30, 2016, such holdings amounted to shares of DB with a fair value of $12 million. See additional discussion of the DBRSUs in Note 20.

The table above excludes initial margin on derivative transactions posted with clearing organizations of $29 million and $20 million as of June 30, 2017 and September 30, 2016, respectively.  These deposits are included in deposits with clearing organizations on our Condensed Consolidated Statements of Financial Condition. See Note 14 for additional information.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents financial instruments at fair value that we received as collateral, are not included on our Condensed Consolidated Statements of Financial Condition, and that were available to be delivered or repledged, along with the balances of such instruments that were delivered or repledged, to satisfy one of our purposes described above:

	June 30, 2017		September 30, 2016
	(in thousands)
Collateral we received that is available to be delivered or repledged	$2,939,717		$2,925,335
Collateral that we delivered or repledged	$1,137,876	(1)	$1,536,393	(2)

(1)
The collateral delivered or repledged as of June 30, 2017, includes client margin securities which we pledged with a clearing organization in the amount of $259 million which were applied against our requirement of $229 million.

(2)
The collateral delivered or repledged as of September 30, 2016, includes client margin securities which we pledged with a clearing organization in the amount of $389 million which were applied against our requirement of $203 million.

Encumbered assets

We pledge certain of our financial instruments to collateralize either repurchase agreements or other secured borrowings, or to satisfy our settlement requirements with counterparties who may or may not have the right to deliver or repledge such securities.

The table below presents information about the fair value of our assets that have been pledged for one of the purposes described above:

	June 30, 2017		September 30, 2016
	(in thousands)
Financial instruments owned, at fair value, pledged to counterparties that:
Had the right to deliver or repledge	$322,303		$440,642
Did not have the right to deliver or repledge	$43,644	(1)	$18,788	(2)

(1)
Assets delivered or repledged as of June 30, 2017, includes securities which we pledged with a clearing organization in the amount of $44 million which were applied against our requirement of $229 million (client margin securities we pledged which are described in the preceding table constitute the remainder of the assets pledged to meet the requirement).

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

Repurchase agreements, repurchase-to-maturity transactions and securities lending transactions accounted for as secured borrowings

We enter into repurchase agreements where we sell securities under agreements to repurchase and also engage in securities lending transactions. These activities are accounted for as collateralized financings. Our repurchase agreements would include “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security, if any, that we are a party to as of period-end. As of both June 30, 2017 and September 30, 2016, we did not have any “repurchase-to-maturity” agreements. See Note 2 on pages 110 and 117, respectively, of our 2016 Form 10-K for a discussion of our respective reverse repurchase agreements and repurchase agreements, and securities borrowed and securities loaned accounting policies.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the remaining contractual maturity of repurchase agreements and securities lending transactions accounted for as secured borrowings:

	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
	(in thousands)
As of June 30, 2017:

Repurchase agreements
Government and agency obligations	$113,045	$—	$—	$—	$113,045
Agency MBS and CMOs	113,927	—	—	—	113,927
Total Repurchase Agreements	226,972	—	—	—	226,972

Securities lending
Equity securities	397,556	—	—	—	397,556
Total	$624,528	$—	$—	$—	$624,528
Gross amounts of recognized liabilities for repurchase agreements and securities lending transactions included in the Offsetting Assets and Liabilities table included within this footnote					$624,528
Amounts related to repurchase agreements and securities lending transactions not included in the Offsetting Assets and Liabilities table included within this footnote					$—

As of September 30, 2016:

Repurchase agreements
Government and agency obligations	$92,804	$6,252	$—	$—	$99,056
Agency MBS and CMOs	92,422	1,751	—	—	94,173
Total Repurchase Agreements	185,226	8,003	—	—	193,229

Securities lending
Equity securities	677,761	—	—	—	677,761
Total	$862,987	$8,003	$—	$—	$870,990
Gross amounts of recognized liabilities for repurchase agreements and securities lending transactions included in the Offsetting Assets and Liabilities table included within this footnote					$870,990
Amounts related to repurchase agreements and securities lending transactions not included in the Offsetting Assets and Liabilities table included within this footnote					$—

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

For the three and nine months ended June 30, 2017, our effective income tax rates are 33.3% and 31.6%, respectively, which are lower than the 33.9% effective tax rate for fiscal year 2016. The decrease in the current period effective tax rate compared to the fiscal year 2016 effective tax rate was primarily due to the impact of the adoption of the new share-based payment accounting guidance described in the preceding paragraph, which had a favorable impact of 4% on our effective rate for the nine months ended

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2017. Other factors, such as valuation gains associated with our company-owned life insurance, which are not subject to tax, and tax-exempt interest also favorably impacted our effective tax rate in the current period. The fiscal year 2016 effective tax rate was favorably impacted by a number of factors or events which have not recurred in the current period.

We anticipate that the uncertain tax position liability balance will not change significantly over the next twelve months.

NOTE 17 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

In the normal course of business we enter into commitments for either fixed income or equity underwritings. As of June 30, 2017, we had four open underwriting commitments, which were subsequently sold in open market transactions and none of which resulted in a significant loss.

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes (see Note 2 on pages 116 - 117 of our 2016 Form 10-K for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring including, but not limited to, the individual joining us.  As of June 30, 2017, we had made commitments through the extension of formal offers totaling approximately $101 million that had not yet been funded, however, it is possible that not all of our offers will be accepted and therefore we would not fund the total amount of the offers extended. As of June 30, 2017, $59 million of the total amount extended are unfunded commitments to prospects that had accepted our offer, or recently hired producers.

On April 20, 2017, we announced we had entered into a definitive agreement to acquire the Scout Group. We expect the closing date of this purchase transaction to occur during the first quarter of fiscal year 2018. See Note 3 for more information.

As of June 30, 2017, RJ Bank had not settled purchases of $150 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

A subsidiary of RJ Bank has committed $80 million as an investor member in a low-income housing tax credit fund in which a subsidiary of RJTCF is the managing member (see the discussion of “direct investments in LIHTC project partnerships” in Note 2 on page 126 of our 2016 Form 10-K for information regarding the accounting policies governing these investments). As of June 30, 2017, the RJ Bank subsidiary has invested $59 million of the committed amount.

See Note 22 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments, such as standby letters of credit and loan purchases.

We have unfunded commitments to various venture capital or private equity partnerships, which aggregate to $37 million as of June 30, 2017. Of the total, we have unfunded commitments to internally-sponsored private equity limited partnerships in which we control the general partner of $18 million.

As part of the terms governing our fiscal year 2015 acquisition of TPC (see Note 3 on page 129 of our 2016 Form 10-K, for additional information regarding this acquisition), on certain dates specified in the TPC purchase agreement there are a number of “earn-out” computations to be performed. The result of these computations could result in additional cash paid to the sellers of TPC over a measurement period up to three years after the TPC closing date (July 31, 2015). During the nine months ended June 30, 2017 certain earn-out payments were measured and applicable amounts paid to the sellers of TPC. The remaining elements of contingent consideration will be determined in the future based upon the outcome of either specific performance of defined tasks, or the achievement of specified revenue growth hurdles. Our initial estimate of the fair value of the elements of contingent consideration as of the TPC closing date was included in our determination of the goodwill arising from this acquisition. As of June 30, 2017, we computed an estimate of the fair value of the contingent consideration based upon the latest information available to us, and the excess of this fair value determination over the initial estimate is included in other expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The measurement date to determine the amount of contingent consideration arising from the Alex. Brown acquisition occurred during the nine months ended June 30, 2017, resulting in a return to RJF of a portion of the purchase price paid at closing. Gains related to this contingent consideration were recorded as a reduction to acquisition-related expenses in the Condensed Consolidated Statements of Income and Comprehensive Income. In addition, the terms of the acquisition also included a post-closing date review process to adjust the cash consideration paid to the seller in the acquisition. This review process was completed during the three months ended June 30, 2017, which resulted in a return of a portion of the purchase price paid at closing and did not have a material impact on our Condensed Consolidated Statements of Income and Comprehensive Income or our Condensed Consolidated Statements of Financial Condition.

RJF has committed an amount of up to $225 million, subject to certain limitations and to annual review and renewal by the RJF Board of Directors, to either lend to RJTCF or to guarantee RJTCF’s obligations, in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities. At June 30, 2017, RJTCF has $88 million outstanding against this commitment. RJTCF may borrow from RJF in order to make investments in, or fund loans or advances to, either partnerships that purchase and develop properties qualifying for tax credits (“Project Partnerships”) or LIHTC Funds. Investments in Project Partnerships are sold to various LIHTC Funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in Project Partnerships to LIHTC Funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to Project Partnerships, and LIHTC Funds.

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS (see the discussion of these activities within “financial instruments owned, financial instruments sold but not purchased and fair value” in Note 2 on page 112 of our 2016 Form 10-K).  At June 30, 2017, RJ&A had $821 million principal amount of outstanding forward MBS purchase commitments which are expected to be purchased over the following 90 days.  In order to hedge the market interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into to be announced (“TBA”) security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future.  These TBA securities are accounted for at fair value and are included in Agency MBS and CMO securities in the table of assets and liabilities measured at fair value included in Note 5. At June 30, 2017, the fair value of these securities was insignificant.  The estimated fair value of the purchase commitment is a $1 million liability balance as of June 30, 2017.

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

RJF guarantees the existing mortgage debt of RJ&A of $30 million. See Note 12 for information regarding this borrowing.

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

RJTCF issues certain guarantees to various third parties related to Project Partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations, which aggregate to $2 million as of June 30, 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

RJTCF has provided a guaranteed return on investment to a third party investor in one of its fund offerings (“Fund 34”), and RJF has guaranteed RJTCF’s performance under the arrangement.  Under the terms of the performance guarantee, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits to this investor over the next five years, RJTCF is obligated to pay the investor an amount that results in the investor achieving a minimum specified return on their investment.  A $16 million financing asset is included in prepaid expenses and other assets, and a related $16 million liability is included in trade and other payables on our Condensed Consolidated Statements of Financial Condition as of June 30, 2017 related to this obligation. The maximum exposure to loss under this guarantee is $17 million at June 30, 2017, which represents the undiscounted future payments due the investor.

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

We contest liability and/or the amount of damages, as appropriate, in each pending matter. Over the last several years, the level of litigation and investigatory activity (both formal and informal) by government and self-regulatory agencies has increased significantly in the financial services industry. While we have identified below certain proceedings that we believe could be material, individually or collectively, there can be no assurance that material losses will not be incurred from claims that have not yet been asserted or are not yet determined to be material.

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

With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss (and excluding amounts subject to the below-described indemnification from Regions Financial Corporation (“Regions”)), as of June 30, 2017, we estimate the upper end of the range of reasonably possible aggregate loss to be approximately $65 million in excess of the aggregate reserves for such matters.  Refer to Note 2 on page 123 of our 2016 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

We and one of our financial advisors were named defendants in various lawsuits related to an alleged fraudulent scheme, created in 2007, conducted by Ariel Quiros (“Quiros”) and William Stenger (“Stenger”) involving the misuse of EB-5 visa program investor funds in connection with the Jay Peak ski resort in Vermont and associated limited partnerships (“Jay Peak”). Plaintiffs in the lawsuits alleged that Quiros misused $200 million of the amounts raised by the limited partnerships and misappropriated $50 million for his personal benefit. There were six civil court actions pending in which we or one of our subsidiaries were named. The plaintiffs variously demanded, among other things, compensatory damages, treble damages under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and punitive damages.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

On April 13, 2017, we entered into an agreement regarding a proposed final, comprehensive settlement of all past, present and future investor claims against us relating to the Jay Peak matters (“Jay Peak matter”). Under the agreement, we would pay to the SEC-appointed receiver for the Jay Peak entities an aggregate of $150 million, which includes $4.5 million previously paid in our settlement with the State of Vermont. The settlement amount, net of amounts previously paid, is included in Trade and other payables in our Condensed Consolidated Statements of Financial Condition as of June 30, 2017. The agreement further provided that the court would issue a bar order stipulating that no further civil actions will be commenced or prosecuted against us (other than by governmental bodies or agencies) on the basis of the events underlying the litigation. In addition, the settlement provides us with the right to recover some of our settlement payments through sharing in proceeds of certain third-party recoveries that may be obtained by or on behalf of the receiver or the receivership entities. On June 30, 2017, the court issued a final order approving the proposed settlement agreement and barring all existing or potential future claims against us for any actions or damages associated with the Jay Peak matters. The time period for appealing this final order expires 60 days following issuance of the order.
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

The Morgan Keegan matter described below is subject to such indemnification provisions. As of June 30, 2017, management estimates the range of potential liability of all Morgan Keegan matters subject to indemnification, including the cost of defense, to be from $12 million to $44 million. Any loss arising from such matters, after application of any contractual thresholds and other reductions, as set forth in the agreement, will be borne by Regions. As of June 30, 2017 our Condensed Consolidated Statements of Financial Condition include an indemnification asset of $32 million which is included in other assets, and a liability for potential losses of $32 million which is included within trade and other payables, pertaining to the Morgan Keegan matters subject to indemnification. The amount included within trade and other payables is the amount within the range of potential liability related to such matters which management estimates is more likely than any other amount within such range.

Morgan Keegan matter (subject to indemnification)

In July 2006, Morgan Keegan & Company, Inc., a Morgan Keegan affiliate, and one of its former analysts were named as defendants in a lawsuit filed by Fairfax Financial Holdings Limited and an affiliate in the Superior Court of New Jersey, Law Division, in Morris County, New Jersey. Plaintiffs made claims under a civil RICO statute, for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs alleged that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs in order to improperly drive down the stock price of Fairfax, so that others could profit from short positions. Plaintiffs alleged that the defendants’ actions disparaged them and harmed their business relationships. Plaintiffs alleged various categories of damages, including lost insurance business, losses on stock and bond offerings, reputational loss, increased audit fees and directors and officers insurance premiums, and lost acquisitions. They requested actual and punitive damages and treble damages under their RICO claims. On May 11, 2012, the trial court ruled that New York law applied to plaintiffs’ RICO claims and dismissed those claims because New York does not allow private RICO claims. On June 27, 2012, the trial court dismissed plaintiffs’ tortious interference with prospective relations claim, but allowed the other claims to go forward. Prior to commencement of a jury trial, the court dismissed the remaining claims with prejudice. A hearing on plaintiffs’ appeal of the court’s rulings was held on October 17, 2016. In a decision issued on April 27, 2017, the Superior Court of New Jersey, Appellate Division, affirmed the trial court's dismissal of certain claims against Morgan Keegan, including RICO allegations, while remanding to the trial court the claims of disparagement, tortious interference with prospective business relations, and civil conspiracy, and limiting the actual damages to certain lost insurance business. The appeals court likewise affirmed the trial court's exclusion of plaintiffs' damages expert's report. On July 10, 2017, Plaintiffs filed a petition with the Supreme Court of New Jersey requesting review of the Appellate Division’s opinion.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Other comprehensive income/(loss)

The activity in other comprehensive income/(loss), net of the respective tax effect, is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Unrealized gain/(loss) on available-for-sale securities and non-credit portion of other-than-temporary impairment losses	$1,776	$(955)	$(418)	$(6,647)
Unrealized gain/(loss) on currency translations, net of the impact of net investment hedges	7,423	2,302	10,647	6,401
Unrealized gain/(loss) on cash flow hedges	(3,775)	(6,922)	23,494	(15,126)
Net other comprehensive income/(loss)	$5,424	$(5,575)	$33,723	$(15,372)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accumulated other comprehensive income/(loss)

The following table presents the changes, and the related tax effects, of each component of accumulated other comprehensive income/(loss) for the three and nine months ended June 30, 2017 and 2016 (in thousands):

	Net investment hedges (1)	Currency translations	Sub-total: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges (2)	Total
Three months ended June 30, 2017
Accumulated other comprehensive income/(loss) as of the beginning of the period	$93,269	$(125,139)	$(31,870)	$(6,350)	$10,786	$(27,434)
Other comprehensive income/(loss) before reclassifications and taxes	(20,676)	21,444	768	2,322	(7,360)	(4,270)
Amounts reclassified from accumulated other comprehensive income/(loss), before tax	—	—	—	557	1,272	1,829
Pre-tax net other comprehensive income/(loss)	(20,676)	21,444	768	2,879	(6,088)	(2,441)
Income tax effect	7,737	(1,082)	6,655	(1,103)	2,313	7,865
Net other comprehensive income/(loss) for the period, net of tax	(12,939)	20,362	7,423	1,776	(3,775)	5,424
Accumulated other comprehensive income/(loss) as of end of period	$80,330	$(104,777)	$(24,447)	$(4,574)	$7,011	$(22,010)

Nine Months Ended June 30, 2017
Accumulated other comprehensive income/(loss) as of the beginning of the period	$86,482	$(121,576)	$(35,094)	$(4,156)	$(16,483)	$(55,733)
Other comprehensive income/(loss) before reclassifications and taxes	(9,831)	10,839	1,008	(1,481)	33,551	33,078
Amounts reclassified from accumulated other comprehensive income/(loss), before tax	—	6,537	6,537	639	4,342	11,518
Pre-tax net other comprehensive income/(loss)	(9,831)	17,376	7,545	(842)	37,893	44,596
Income tax effect	3,679	(577)	3,102	424	(14,399)	(10,873)
Net other comprehensive income/(loss) for the period, net of tax	(6,152)	16,799	10,647	(418)	23,494	33,723
Accumulated other comprehensive income/(loss) as of end of period	$80,330	$(104,777)	$(24,447)	$(4,574)	$7,011	$(22,010)

Three months ended June 30, 2016
Accumulated other comprehensive income/(loss) as of the beginning of the period	$82,029	$(115,203)	$(33,174)	$(4,272)	$(12,854)	$(50,300)
Other comprehensive income/(loss) before reclassifications and taxes	(3,738)	4,798	1,060	(1,496)	(12,813)	(13,249)
Amounts reclassified from accumulated other comprehensive income/(loss), before tax	—	—	—	—	1,649	1,649
Pre-tax net other comprehensive income/(loss)	(3,738)	4,798	1,060	(1,496)	(11,164)	(11,600)
Income tax effect	1,399	(157)	1,242	541	4,242	6,025
Net other comprehensive income/(loss) for the period, net of tax	(2,339)	4,641	2,302	(955)	(6,922)	(5,575)
Accumulated other comprehensive income/(loss) as of end of period	$79,690	$(110,562)	$(30,872)	$(5,227)	$(19,776)	$(55,875)

Nine months ended June 30, 2016
Accumulated other comprehensive income/(loss) as of the beginning of the period	$93,203	$(130,476)	$(37,273)	$1,420	$(4,650)	$(40,503)
Other comprehensive income/(loss) before reclassifications and taxes	(21,598)	20,952	(646)	(10,608)	(28,984)	(40,238)
Amounts reclassified from accumulated other comprehensive income/(loss), before tax	—	—	—	53	4,588	4,641
Pre-tax net other comprehensive income/(loss)	(21,598)	20,952	(646)	(10,555)	(24,396)	(35,597)
Income tax effect	8,085	(1,038)	7,047	3,908	9,270	20,225
Net other comprehensive income/(loss) for the period, net of tax	(13,513)	19,914	6,401	(6,647)	(15,126)	(15,372)
Accumulated other comprehensive income/(loss) as of end of period	$79,690	$(110,562)	$(30,872)	$(5,227)	$(19,776)	$(55,875)

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Reclassifications out of accumulated other comprehensive income/(loss)

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive income/(loss), and the related tax effects, for the three and nine months ended June 30, 2017 and 2016:

Accumulated other comprehensive income/(loss) components:	Increase/(decrease) in amounts reclassified from accumulated other comprehensive income/(loss)	Affected line items in income statement
	(in thousands)
Three months ended June 30, 2017
RJ Bank available-for-sale securities	$557	Other revenue
RJ Bank Interest Hedges (1)	1,272	Interest expense
	1,829	Total before tax
Income tax effect	(699)	Provision for income taxes
Total reclassifications for the period	$1,130	Net of tax

Nine months ended June 30, 2017
RJ Bank available-for-sale securities	639	Other revenue
RJ Bank Interest Hedges (1)	4,342	Interest expense
Currency translations (2)	6,537	Other expense
	11,518	Total before tax
Income tax effect	(4,380)	Provision for income taxes
Total reclassifications for the period	$7,138	Net of tax

Three months ended June 30, 2016
RJ Bank Interest Hedges (1)	$1,649	Interest expense
Income tax effect	(627)	Provision for income taxes
Total reclassifications for the period	$1,022	Net of tax

Nine months ended June 30, 2016
Available-for-sale securities:
Auction rate securities	$53	Other revenue
RJ Bank Interest Hedges (1)	4,588	Interest expense
	4,641	Total before tax
Income tax effect	(1,763)	Provision for income taxes
Total reclassifications for the period	$2,878	Net of tax

(1)	See Note 14 for additional information regarding the RJ Bank Interest Hedges, and Note 5 for additional fair value information regarding these derivatives.

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

All of the components of other comprehensive income/(loss) described above, net of tax, are attributable to RJF.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 19 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Interest income:
Margin balances	$21,637	$16,809	$61,930	$51,311
Assets segregated pursuant to regulations and other segregated assets	11,425	4,915	29,691	15,573
Bank loans, net of unearned income	143,306	126,354	416,617	357,325
Available-for-sale securities	8,811	1,880	17,886	5,452
Trading instruments	5,499	4,913	15,896	14,339
Securities loaned	4,016	2,296	10,662	6,423
Loans to financial advisors	3,360	2,091	9,937	6,001
Corporate cash and all other	6,170	4,552	16,931	11,496
Total interest income	$204,224	$163,810	$579,550	$467,920

Interest expense:
Brokerage client liabilities	$1,121	$619	$2,649	$1,481
Retail bank deposits (1)	4,244	2,733	10,424	7,504
Trading instruments sold but not yet purchased	1,773	1,277	4,561	3,839
Securities borrowed	1,866	789	5,038	2,185
Borrowed funds	4,195	3,324	11,822	9,417
Senior notes	21,981	16,771	70,345	54,953
Other	3,380	2,520	6,364	4,462
Total interest expense	38,560	28,033	111,203	83,841
Net interest income	165,664	135,777	468,347	384,079
Subtract: bank loan loss provision	(6,209)	(3,452)	(13,097)	(26,991)
Net interest income after bank loan loss provision	$159,455	$132,325	$455,250	$357,088

(1)	Excludes interest expense associated with affiliate deposits.

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

Stock option awards

Expense and income tax benefits related to our stock options awards granted to employees and independent contractor financial advisors is presented below:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Total share-based expense	$3,049	$2,829	$10,421	$7,901
Income tax benefit related to share-based expense	408	261	1,379	696

For the nine months ended June 30, 2017, we realized $3 million of excess tax benefits related to our stock option awards which favorably impacted income tax expense in our Condensed Consolidated Statements of Income and Comprehensive Income as a result of our adoption of stock compensation simplification guidance (see Note 1 for additional information on our adoption of this new accounting guidance during the period).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three months ended June 30, 2017, we granted no stock options to employees. During the nine months ended June 30, 2017, we granted 223,800 stock options to employees with a weighted-average grant-date fair value of $19.96.

There were no stock options granted to independent contractor financial advisors during the three months ended June 30, 2017. During the nine months ended June 30, 2017, we granted 50,200 stock options to independent contractor financial advisors. The fair value of each option awarded to our independent contractor financial advisors is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model. The weighted-average fair value for outstanding stock options granted to independent contractor financial advisors as of June 30, 2017 was $33.38.

Pre-tax expense not yet recognized for stock option awards granted to employees and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of June 30, 2017, are presented below:

	Pre-tax expense not yet recognized	Remaining weighted- average amortization period
	(in thousands)	(in years)
Employees	$16,644	2.6
Independent contractor financial advisors	2,952	3.1

Restricted stock and restricted stock unit awards

Expense and income tax benefits related to our restricted equity awards (which include restricted stock and restricted stock units) granted to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017		2016
	(in thousands)
Total share-based expense	$16,863	$14,621	$62,963	(1)	$49,441
Income tax benefit related to share-based expense	6,574	5,065	22,263		17,440

(1)
The total share-based expense in the nine months ended June 30, 2017 includes $5 million which is included as a component of acquisition-related expenses on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 3 for additional information regarding such expense. There was no share-based compensation expense included as a component of acquisition-related expenses in the three months ended June 30, 2017.

For the nine months ended June 30, 2017, we realized $21 million of excess tax benefits related to our restricted equity awards which favorably impacted income tax expense in our Condensed Consolidated Statements of Income and Comprehensive Income as a result of our adoption of stock compensation simplification guidance (see Note 1 for additional information on our adoption of this new accounting guidance during the period).

During the three and nine months ended June 30, 2017, we granted 40,400 and 1,585,200 restricted stock units to employees, respectively with a weighted-average grant-date fair value of $73.29 and $72.21. During the nine months ended June 30, 2017 we granted 14,100 restricted stock units to outside members of our Board of Directors with a weighted-average grant date fair value of $79.05.

As of June 30, 2017, there was $139 million of total pre-tax compensation costs not yet recognized, net of estimated forfeitures, related to restricted equity awards granted to employees and members of our Board of Directors. These costs are expected to be recognized over a weighted-average period of 3.2 years.

There are no outstanding restricted stock units related to our independent contractor financial advisors as of June 30, 2017.
Restricted stock awards associated with Alex. Brown

As part of our acquisition of Alex. Brown, RJ&A assumed certain DBRSU awards, including the associated plan terms and conditions. Refer to Note 24 on page 190 of our 2016 Form 10-K for additional information regarding these awards. The DBRSUs are accounted for as derivatives. See Note 14 for additional information regarding these derivatives.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The net impact of the DBRSUs in our Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended June 30, 2017, including the related income tax effects, is presented below:

	Three months ended June 30, 2017	Nine Months Ended June 30, 2017
	(in thousands)
Amortization of DBRSU prepaid compensation asset	$1,240	$4,018
Change in fair value of derivative liability (1)	940	8,792
Net expense before tax	$2,180	$12,810
Income tax benefit	$828	$4,776

(1)
Includes the impact of a DB rights offering during the nine months ended June 30, 2017, which increased the fair value of the derivative liability due to the DBRSU plan terms and conditions, and was reported in acquisition-related expenses on the Condensed Consolidated Statements of Income and Comprehensive Income. Also includes the impact of DBRSUs forfeited during the nine months ended June 30, 2017.

As of June 30, 2017, there was an $11 million prepaid compensation asset included in prepaid expenses and other assets in our Condensed Consolidated Statements of Financial Condition related to these DBRSUs. This asset is expected to be amortized over a weighted-average period of 2.3 years. As of June 30, 2017, there was a $27 million derivative liability included in accrued compensation, commissions and benefits in our Condensed Consolidated Statements of Financial Condition based on the June 30, 2017 share price of DB shares of $17.79.
We hold shares of DB as of June 30, 2017 as an economic hedge against this obligation. Such shares are included in other investments on our Condensed Consolidated Statements of Financial Condition. The gains/losses on this hedge are included as a component of compensation, commissions and benefits expense, or acquisition-related expenses as applicable, and offset a portion of the gains/losses on the DBRSUs incurred during the periods discussed above.

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

RJF and RJ Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined in Basel III, Common equity Tier 1 capital (“CET1”) to risk-weighted assets. RJF and RJ Bank each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies.  Effective January 1, 2016, the minimum CET1, Tier 1 Capital, and Total Capital ratios of RJF and RJ Bank are supplemented by an incremental capital conservation buffer, consisting entirely of capital that qualifies as CET1, that phases in beginning on January 1, 2016 in increments of 0.625% per year until it reaches 2.5% of risk weighted assets on January 1, 2019. The capital conservation buffer is intended to be used to absorb potential losses in times of financial or economic stress. If not maintained, we could be limited in the amount of certain discretionary bonuses that may be paid and the amount of capital that may be distributed, including dividends and common equity repurchases.  As of June 30, 2017, RJF’s and RJ Bank’s capital conservation buffers were 15.3% and 5.7%, respectively. The applicable required capital conservation buffer for each as of June 30, 2017 was 1.25%.

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

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJF as of June 30, 2017:
Common equity Tier 1 capital	$4,888,136	22.3%	$984,948	4.5%	$1,422,703	6.5%
Tier 1 capital	$4,888,136	22.3%	$1,313,265	6.0%	$1,751,019	8.0%
Total capital	$5,098,971	23.3%	$1,751,019	8.0%	$2,188,774	10.0%
Tier 1 leverage	$4,888,136	15.1%	$1,298,345	4.0%	$1,622,932	5.0%

RJF as of September 30, 2016:
Common equity Tier 1 capital	$4,421,956	20.6%	$966,341	4.5%	$1,395,825	6.5%
Tier 1 capital	$4,421,956	20.6%	$1,288,454	6.0%	$1,717,939	8.0%
Total capital	$4,636,009	21.6%	$1,717,939	8.0%	$2,147,424	10.0%
Tier 1 leverage	$4,421,956	15.0%	$1,177,840	4.0%	$1,472,300	5.0%

The increase in RJF’s Total capital and Tier 1 capital ratios at June 30, 2017 compared to September 30, 2016 was primarily the result of positive earnings during the nine months ended June 30, 2017, partially offset by the growth of RJ Bank’s assets.

To meet the requirements for capital adequacy or to be categorized as “well capitalized,” RJ Bank must maintain CET1, Tier 1 risk-based, Total risk-based, and Tier 1 leverage amounts and ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJ Bank as of June 30, 2017:
Common equity Tier 1 capital	$1,770,929	12.4%	$641,418	4.5%	$926,492	6.5%
Tier 1 capital	$1,770,929	12.4%	$855,224	6.0%	$1,140,298	8.0%
Total capital	$1,949,385	13.7%	$1,140,298	8.0%	$1,425,373	10.0%
Tier 1 leverage	$1,770,929	9.3%	$760,821	4.0%	$951,027	5.0%

RJ Bank as of September 30, 2016:
Common equity Tier 1 capital	$1,675,890	12.7%	$592,864	4.5%	$856,360	6.5%
Tier 1 capital	$1,675,890	12.7%	$790,486	6.0%	$1,053,981	8.0%
Total capital	$1,841,112	14.0%	$1,053,981	8.0%	$1,317,476	10.0%
Tier 1 leverage	$1,675,890	9.9%	$675,939	4.0%	$844,924	5.0%

The decrease in RJ Bank’s Total and Tier 1 capital ratios at June 30, 2017 compared to September 30, 2016 was primarily due to growth in assets.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The net capital position of our wholly owned broker-dealer subsidiary RJ&A is as follows:

	As of
	June 30, 2017	September 30, 2016
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	21.59%	19.61%
Net capital	$548,716	$512,594
Less: required net capital	(50,821)	(52,287)
Excess net capital	$497,895	$460,307

The net capital position of our wholly owned broker-dealer subsidiary RJFS is as follows:

	As of
	June 30, 2017	September 30, 2016
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$24,739	$27,013
Less: required net capital	(250)	(250)
Excess net capital	$24,489	$26,763

The risk adjusted capital of RJ Ltd. is as follows (in Canadian dollars):

	As of
	June 30, 2017	September 30, 2016
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$82,935	$77,110
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$82,685	$76,860

At June 30, 2017, all of our other active regulated domestic and international subsidiaries are in compliance with and met all applicable capital requirements.

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

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of June 30, 2017, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $25 million and CDN $1 million, respectively. RJ Bank is also subject to foreign exchange risk related to its net investment in a Canadian subsidiary. See Note 14 for information regarding how RJ Bank utilizes derivatives to mitigate a significant portion of this risk.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding are as follows:

June 30, 2017
(in thousands)
Standby letters of credit	$39,005
Open-end consumer lines of credit (primarily SBL)	4,874,649
Commercial lines of credit	1,705,037
Unfunded loan commitments	387,900

Because many of RJ Bank’s lending commitments expire without being funded in whole or part, the contract amounts are not estimates of RJ Bank’s actual future credit exposure or future liquidity requirements. RJ Bank maintains a reserve to provide for potential losses related to the unfunded lending commitments. See Note 8 for further discussion of this reserve for unfunded lending commitments.

NOTE 23 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$183,424	$125,504	$442,746	$357,680
Less allocation of earnings and dividends to participating securities (1)	(399)	(302)	(975)	(851)
Net income attributable to RJF common shareholders	$183,025	$125,202	$441,771	$356,829

Income for diluted earnings per common share:
Net income attributable to RJF	$183,424	$125,504	$442,746	$357,680
Less allocation of earnings and dividends to participating securities (1)	(391)	(298)	(957)	(839)
Net income attributable to RJF common shareholders	$183,033	$125,206	$441,789	$356,841

Common shares:
Average common shares in basic computation	143,712	141,165	143,059	141,902
Dilutive effect of outstanding stock options and certain restricted stock units	3,391	2,787	3,288	2,716
Average common shares used in diluted computation	147,103	143,952	146,347	144,618

Earnings per common share:
Basic	$1.27	$0.89	$3.09	$2.51
Diluted	$1.24	$0.87	$3.02	$2.47
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	365	2,283	1,686	3,309

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities.  Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 319 thousand and 349 thousand for the three months ended June 30, 2017 and 2016, respectively, and 324 thousand and 349 thousand for the nine months ended June 30, 2017 and 2016, respectively. Dividends paid to participating securities were insignificant in the three and nine months ended June 30, 2017 and 2016.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Dividends per common share declared and paid are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Dividends per common share - declared	$0.22	$0.20	$0.66	$0.60
Dividends per common share - paid	$0.22	$0.20	$0.64	$0.58

NOTE 24 – SEGMENT INFORMATION

We currently operate through the following five business segments: “Private Client Group;” “Capital Markets;” “Asset Management;” RJ Bank; and “Other.” The business segments are determined based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. For a further discussion of our business segments, see Note 28 on pages 196 - 198 of our 2016 Form 10-K.

Information concerning operations in these segments of business is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Private Client Group	$1,131,452	$903,223	$3,263,329	$2,660,687
Capital Markets	265,433	257,038	762,895	727,335
Asset Management	125,675	100,954	356,291	298,034
RJ Bank	158,989	132,747	452,203	376,785
Other	15,417	17,170	46,885	31,442
Intersegment eliminations	(33,859)	(24,135)	(89,414)	(65,319)
Total revenues (1)	$1,663,107	$1,386,997	$4,792,189	$4,028,964

Income/(loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$127,951	$81,911	$230,681	$234,283
Capital Markets	34,607	32,769	97,302	86,024
Asset Management	43,270	32,507	122,976	96,996
RJ Bank	99,990	88,930	296,022	239,929
Other	(30,804)	(38,352)	(100,075)	(93,011)
Pre-tax income excluding noncontrolling interests	275,014	197,765	646,906	564,221
Add: net income/(loss) attributable to noncontrolling interests	1,927	7,089	(1,147)	4,814
Income including noncontrolling interests and before provision for income taxes	$276,941	$204,854	$645,759	$569,035

(1)	No individual client accounted for more than ten percent of total revenues in any of the periods presented.

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net interest income/(expense):
Private Client Group	$35,557	$24,063	$99,615	$71,561
Capital Markets	489	1,217	5,163	6,890
Asset Management	219	47	354	135
RJ Bank	145,521	123,687	418,304	351,172
Other	(16,122)	(13,237)	(55,089)	(45,679)
Net interest income	$165,664	$135,777	$468,347	$384,079

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our total assets on a segment basis:

	June 30, 2017	September 30, 2016
	(in thousands)
Total assets:
Private Client Group (1)	$8,681,507	$10,317,681
Capital Markets (2)	2,941,707	2,957,319
Asset Management	149,798	133,190
RJ Bank	19,045,191	16,613,391
Other	2,615,223	1,465,395
Total	$33,433,426	$31,486,976

(1)	Includes $276 million of goodwill at both June 30, 2017 and September 30, 2016.

(2)	Includes $133 million of goodwill at both June 30, 2017 and September 30, 2016.

We have operations in the United States, Canada and Europe. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
United States	$1,552,369	$1,289,579	$4,446,928	$3,738,631
Canada	86,602	72,969	263,633	197,284
Europe	24,132	18,780	77,358	63,695
Other	4	5,669	4,270	29,354
Total	$1,663,107	$1,386,997	$4,792,189	$4,028,964

Pre-tax income/(loss) excluding noncontrolling interests:
United States	$273,811	$197,537	$644,621	$550,606
Canada	4,732	3,832	9,557	13,026
Europe	(2,184)	(2,234)	(2,771)	(3,577)
Other	(1,345)	(1,370)	(4,501)	4,166
Total	$275,014	$197,765	$646,906	$564,221

Our total assets, classified by major geographic area in which they are held, are presented below:

	June 30, 2017	September 30, 2016
	(in thousands)
Total assets:
United States (1)	$30,705,661	$29,112,182
Canada (2)	2,644,701	2,275,056
Europe (3)	63,789	61,067
Other	19,275	38,671
Total	$33,433,426	$31,486,976

(1)    Includes $356 million of goodwill at both June 30, 2017 and September 30, 2016.

(2)    Includes $43 million of goodwill at both June 30, 2017 and September 30, 2016.

(3)    Includes $9 million of goodwill at both June 30, 2017 and September 30, 2016.

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

Quarter ended June 30, 2017 compared with the quarter ended June 30, 2016

We achieved net revenues of $1.62 billion for the quarter, a $266 million, or 20% increase. Our pre-tax income amounted to $275 million, an increase of $77 million, or 39%. Our net income of $183 million reflected an increase of $58 million, or 46%, and our earnings per diluted share amounted to $1.24, a 43% increase.

Net revenues increased in each of our four operating segments, including significant growth in the Private Client Group (“PCG”) segment and the Asset Management segment, which benefited from continued growth in client assets in fee-based accounts. The increase in net revenues in RJ Bank reflected an increase in average interest-earning assets and an increase in net interest margin. Investment banking revenues in our Capital Markets segment remained strong. Total client assets under administration reached $664.4 billion at June 30, 2017, a 24% increase. This increase in assets under administration is attributable to strong financial advisor recruiting results, a high level of retention of our existing advisors, our fourth quarter 2016 acquisitions of Alex. Brown and 3Macs, and equity market appreciation.

Non-interest expenses increased $193 million, or 17%. The increase primarily resulted from increased compensation, commissions and benefits expenses, primarily associated with the increase in net revenues and net income, as well as increased staffing levels, including in compliance and risk areas of the firm, to support our continued growth.

Our effective tax rate was 33.3% for the current quarter, a decrease from the 36.5% in the prior year. The reduction in our effective tax rate was primarily due to the favorable impact of the change in the amount of nontaxable gains arising from the value of our company-owned life insurance portfolio as a result of an increase in equity market values.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

A summary of our financial results by segment as compared to the prior year quarter are as follows:

•
Our Private Client Group segment generated net revenues of $1.13 billion, a 25% increase, and pre-tax income of $128 million, a 56% increase.  The increase in net revenues is primarily attributable to an increase in securities commissions and fees, most notably due to an increase in fee-based accounts. Account and service fee income also increased, primarily due to an increase in fees from our multi-bank sweep program, resulting from an increase in short-term interest rates and higher cash balances. Client assets under administration of the Private Client Group increased 25% to $631.5 billion at June 30, 2017. Client assets have been positively impacted by the successful recruiting and retention of financial advisors, the September 2016 acquisitions of Alex. Brown and 3Macs, and equity market appreciation. Non-interest expenses increased $181 million, or 22%, primarily resulting from an increase in sales commission expense, as well as increased administrative and incentive compensation and benefits expenses to support our continued growth. The segment’s pre-tax margin on net revenues increased to 11.4% from 9.1%.

•
The Capital Markets segment generated net revenues of $259 million, a 3% increase, while pre-tax income increased 6% to $35 million. The increase in net revenues was driven by significant increases in merger and acquisition and advisory fee revenues and, to a lesser extent, equity underwriting fees, offset by lower institutional fixed income commissions. Non-interest expenses increased $7 million, or 3%, resulting from an increase in administrative and incentive compensation and benefits expense associated with improved investment banking results, offset by lower sales commission expense.

•
Our Asset Management segment benefited from increased client assets, generating a 24% increase in net revenues to $126 million, while pre-tax income increased $11 million, or 33% to $43 million. The increase in net revenues primarily reflected an increase in advisory fee revenues from managed programs as assets in managed programs were 26% higher than the prior year. Asset increases in both managed and non-discretionary asset-based programs resulted from the successful recruiting and retention of financial advisors, the move to fee-based accounts in response to the Department of Labor (“DOL”) regulatory changes, equity market appreciation and the acquisition of Alex. Brown. Non-interest expenses increased $14 million, or 20%, primarily resulting from increases in investment sub-advisory fees and administrative and incentive compensation and benefits expense.

•
RJ Bank generated a 19% increase in net revenues to $150 million, while pre-tax income increased 12% to $100 million. The increase in pre-tax income resulted primarily from an increase in net interest income, partially offset by higher affiliate deposit fees paid to the Private Client Group due to an increase in balances and, to a lesser extent, an increase in the loan loss provision as compared to the prior year quarter. The increase in net interest income was primarily the result of a significant increase in average interest-earning assets as well as an increase in net interest margin.

•
Activities in our Other segment reflect a pre-tax loss that is $8 million, or 20% less than the loss in the prior year quarter, primarily due to a decrease in acquisition-related expenses, partially offset by the impact of higher interest expense on our senior notes due to an increase in the outstanding balances. Total revenues in the segment decreased $2 million, or 10%, due primarily to a decrease in private equity valuation gains.

Nine months ended June 30, 2017 compared with the nine months ended June 30, 2016

We achieved net revenues of $4.68 billion, a $736 million, or 19% increase. Our pre-tax income amounted to $647 million, an increase of $83 million, or 15%. Our net income of $443 million reflects an increase of $85 million, or 24%, and our earnings per diluted share amounted to $3.02, a 22% increase.

During the nine months ended June 30, 2017, earnings were impacted negatively by the Jay Peak matter, acquisition-related expenses and the acceleration of unamortized debt issuance costs due to the early extinguishment of certain of our senior notes. After excluding the impact of these expenses, which totaled $155 million in the current year on a pre-tax basis, our adjusted pre-tax income amounted to $802 million,(1) an increase of 35% compared with adjusted pre-tax income in the prior year, and adjusted net income amounted to $551 million,(1) an increase of 47% compared with adjusted net income in the prior year. Adjusted earnings per diluted share amounted to $3.76,(1) a 45% increase compared with adjusted earnings per diluted share in the prior year.

(1)    “Adjusted pre-tax income,” “adjusted net income,” and “adjusted earnings per diluted share” are each non-GAAP financial measures. Please see the “reconciliation of GAAP measures to non-GAAP measures” in this Item 2, for a reconciliation of our non-GAAP measures to the most directly comparable GAAP measures, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Net revenues increased in each of our four operating segments. Non-interest expenses increased $659 million, or 20%. The increase primarily results from increased sales commission expense and incentive compensation expense associated with increased net revenues, increased administrative compensation expense to support our continued growth, and an increase in legal expenses for the Jay Peak matter.

Our effective tax rate was 31.6% in the current year, down from the 36.6% for the same prior year period. The decrease in our effective tax rate compared to the prior year period was primarily due to the favorable impact of the adoption of new stock compensation accounting guidance, which had a $24 million favorable impact on the provision for taxes (See Note 1 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on the adoption of new accounting guidance). Also contributing to the decrease was the favorable impact of the increase in the amount of nontaxable gains arising from the value of our company-owned life insurance portfolio as a result of an increase in equity market values.

A summary of our financial results by segment as compared to the prior year are as follows:

•
Our Private Client Group segment generated net revenues of $3.25 billion, a 23% increase, while pre-tax income, which was negatively impacted by the expense associated with the Jay Peak matter, decreased 2% to $231 million.  The increase in net revenues is primarily attributable to an increase in securities commissions and fees, driven by strong recruiting and retention results, the acquisitions of Alex. Brown and 3Macs in late fiscal 2016 and a stronger market environment compared to the first nine months of fiscal year 2016. Non-interest expenses increased $603 million, or 25%, primarily resulting from an increase in sales commission expense, increased legal expenses related to the Jay Peak matter and increased administrative and incentive compensation and benefits expense. The segment’s pre-tax margin on net revenues decreased to 7.1% from 8.8%.

•
The Capital Markets segment generated net revenues of $748 million, a 5% increase, while pre-tax income increased 13% to $97 million. The increase in net revenues was primarily due to an increase in merger and acquisition and advisory fee revenues and equity underwriting fees, partially offset by a decline in fixed income institutional commissions. Non-interest expenses increased $25 million, or 4%, primarily resulting from an increase in administrative and incentive compensation and benefits expense primarily related to improved investment banking results.

•
Our Asset Management segment benefited from increased client assets, generating a 20% increase in net revenues to $356 million, while pre-tax income increased 27% to $123 million. The increase in net revenues primarily reflected increases in advisory fee revenues from managed programs and in non-discretionary asset-based administration fee revenues as both financial assets under management in managed programs and assets held in non-discretionary asset-based programs increased over the prior year level. Non-interest expenses increased $31 million, or 16%, primarily resulting from increased investment sub-advisory fees and administrative and incentive compensation and benefits expense.

•
RJ Bank generated a 19% increase in net revenues to $430 million, while pre-tax income increased 23% to $296 million. The increase in pre-tax income resulted primarily from an increase in net interest income and a decrease in the provision for loan losses, partially offset by higher affiliate deposit fees paid to the Private Client Group due to an increase in balances. Net interest income increased due to growth in average interest-earning assets and an increase in the net interest margin.

•
Activities in our Other segment reflect a pre-tax loss that is $7 million, or 8% more than the prior year, primarily due to the accelerated expense associated with the March 2017 early extinguishment of certain of our senior notes, combined with higher interest expense related to the net increase in our senior notes payable due to issuances in July 2016 and May 2017. Total revenues in the segment increased $15 million, or 49%, due primarily to higher net private equity valuation gains, and an increase in interest income due to increased short-term interest rates and higher corporate cash balances.

We recently communicated changes to the rates of sales commissions paid to financial advisors in both RJ&A and RJFS, which will become effective on October 1, 2017. We expect these changes will result in a reduction of the ratio of sales commissions expense to securities commissions and fees in the Private Client Group segment of approximately 80 to 100 basis points, although other factors could also impact this ratio. We also expect these changes will result in a 30 to 50 basis point reduction in our overall compensation ratio, which is defined as compensation, commissions and benefits expense as a percentage of net revenues.

The number and significance of possible regulatory changes that impact the businesses in which we operate continues to grow and evolve. In June 2017, a portion of the DOL final regulation went into effect, expanding the definition of who is deemed an “investment advice fiduciary” under ERISA as a result of giving investment advice to a plan, plan participant or beneficiary, as well as under the Internal Revenue Code for individual retirement accounts and non-ERISA plans. While we continue to prepare

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

for the full implementation in its current form, in June 2017 the DOL requested feedback from the public on the timing of the full implementation of the regulation and the associated deliverables in advance of the currently scheduled implementation date of January 1, 2018. Refer to the “Fiduciary Duty Standard” section of Item 1 “Regulation” in our 2016 Form 10-K for further discussion of the regulation and its potential impact.

Segments

We currently operate through four operating segments and our “Other” segment. The four operating segments are: Private Client Group; Capital Markets; Asset Management; and RJ Bank. The Other segment captures principal capital and private equity activities as well as certain corporate overhead costs of RJF that are not allocated to operating segments, including the interest cost on our public debt and the acquisition and integration costs associated with our acquisitions, such as costs associated with our announced acquisition of the Scout Group and our fiscal year 2016 acquisitions of Mummert, Alex. Brown, and 3Macs (see Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information).

The following table presents our consolidated and segment gross revenues, net revenues, and pre-tax income/(loss), the latter excluding noncontrolling interests, for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2017	2016	% change	2017	2016	% change
	($ in thousands)
Total company
Revenues	$1,663,107	$1,386,997	20%	$4,792,189	$4,028,964	19%
Net revenues	$1,624,547	$1,358,964	20%	$4,680,986	$3,945,123	19%
Pre-tax income excluding noncontrolling interests	$275,014	$197,765	39%	$646,906	$564,221	15%

Private Client Group
Revenues	$1,131,452	$903,223	25%	$3,263,329	$2,660,687	23%
Net revenues	$1,127,285	$900,527	25%	$3,252,551	$2,653,130	23%
Pre-tax income	$127,951	$81,911	56%	$230,681	$234,283	(2)%

Capital Markets
Revenues	$265,433	$257,038	3%	$762,895	$727,335	5%
Net revenues	$258,909	$252,054	3%	$748,096	$715,881	5%
Pre-tax income	$34,607	$32,769	6%	$97,302	$86,024	13%

Asset Management
Revenues	$125,675	$100,954	24%	$356,291	$298,034	20%
Net revenues	$125,664	$100,940	24%	$356,226	$297,978	20%
Pre-tax income	$43,270	$32,507	33%	$122,976	$96,996	27%

RJ Bank
Revenues	$158,989	$132,747	20%	$452,203	$376,785	20%
Net revenues	$150,487	$126,584	19%	$429,873	$360,240	19%
Pre-tax income	$99,990	$88,930	12%	$296,022	$239,929	23%

Other
Revenues	$15,417	$17,170	(10)%	$46,885	$31,442	49%
Net revenues	$(7,251)	$28	NM	$(24,912)	$(24,379)	(2)%
Pre-tax loss	$(30,804)	$(38,352)	20%	$(100,075)	$(93,011)	(8)%

Intersegment eliminations
Revenues	$(33,859)	$(24,135)		$(89,414)	$(65,319)
Net revenues	$(30,547)	$(21,169)		$(80,848)	$(57,727)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Reconciliation of GAAP measures to non-GAAP measures

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

The following table provides a reconciliation of GAAP measures to non-GAAP measures for the periods which include non-GAAP adjustments. Non-GAAP measures for the three and nine months ended June 30, 2016 have been revised from those previously reported to conform to our current presentation, which includes amounts related to the Jay Peak matter.

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	($ in thousands, except per share amounts)
Net income (1)	$183,424	$125,504	$442,746	$357,680
Non-GAAP adjustments:
Acquisition-related expenses (2)	3,366	13,445	17,118	21,332
Other expenses: (3)
Extinguishment of senior notes payable	—	—	8,282	—
Jay Peak matter	—	7,050	130,000	7,050
Sub-total pre-tax non-GAAP adjustments	3,366	20,495	155,400	28,382
Tax effect of non-GAAP adjustments	(1,279)	(7,500)	(47,299)	(10,390)
Non-GAAP adjustments, net of tax	2,087	12,995	108,101	17,992
Adjusted net income	$185,511	$138,499	$550,847	$375,672

Pre-tax income (1)	$275,014	$197,765	$646,906	$564,221
Total pre-tax non-GAAP adjustments (as detailed above)	3,366	20,495	155,400	28,382
Adjusted pre-tax income	$278,380	$218,260	$802,306	$592,603
Pre-tax margin on net revenues (4)	16.9%	14.6%	13.8%	14.3%
Adjusted pre-tax margin on net revenues (4)	17.1%	16.1%	17.1%	15.0%

Earnings per common share:
Basic	$1.27	$0.89	$3.09	$2.51
Diluted	$1.24	$0.87	$3.02	$2.47
Adjusted earnings per common share:
Adjusted basic	$1.29	$0.98	$3.84	$2.64
Adjusted diluted	$1.26	$0.96	$3.76	$2.59

Average equity (5)	$5,298,510	$4,693,824	$5,148,611	$4,640,348
Adjusted average equity (5)	$5,299,553	$4,705,318	$5,209,715	$4,646,391
Return on equity (6)	13.8%	10.7%	11.5%	10.3%
Adjusted return on equity (6)	14.0%	11.8%	14.1%	10.8%

(1)    Excludes noncontrolling interests.

(2)	Acquisition-related expenses associated with our 2017 announced acquisition of the Scout Group as well as the 2016 acquisitions of Alex. Brown, 3Macs and Mummert.

(3)
Other expenses include the acceleration of unamortized debt issuance costs due to the early extinguishment (March 15, 2017) of our 6.90% Senior Notes due 2042 and expenses related to the $150 million settlement associated with the Jay Peak matter announced in April 2017. See Notes 13 and 17 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information.

(4)
Computed by dividing the pre-tax income attributable to RJF by net revenues for each respective period or, in the case of adjusted pre-tax margin on net revenues, computed by dividing adjusted pre-tax income attributable to Raymond James Financial, Inc. by net revenues for each respective period.

The text of the footnotes in the above table are continued on the following page.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The text of the footnotes to the table on the previous page are continued as follows:

(5)
For the quarter, computed by adding the total equity attributable to RJF as of the date indicated to the prior quarter-end total and dividing by two. For the year-to-date period, computed by adding the total equity attributable to RJF as of each quarter-end date during the indicated year-to-date period to the beginning of the year total and dividing by four.

(6)
Computed by dividing annualized net income attributable to RJF by average equity for each respective period or, in the case of adjusted return of equity, computed by dividing annualized adjusted net income attributable to RJF by adjusted average equity for each respective period. Adjusted average equity is computed by adjusting for the impact on average equity of the non-GAAP adjustments, as applicable for each respective period.

Net interest analysis

The Federal Reserve Bank announced increases in its benchmark short-term interest rate of 25 basis points in each of June 2017, March 2017 and December 2016. Increases in short-term interest rates such as these are likely to have an impact on our overall financial performance, as we have certain assets and liabilities, primarily held in our PCG and RJ Bank segments, which are sensitive to changes in interest rates. Given the relationship of our interest sensitive assets to liabilities held in each of these segments, increases in short-term interest rates result in an overall increase in our net earnings.  We anticipate that gradual increases in short-term interest rates would have the most significant favorable impact on our PCG and RJ Bank segments (refer to the table in Item 3 - Interest Rate Risk in this Form 10-Q, which presents an analysis of RJ Bank’s estimated net interest income over a twelve month period based on instantaneous shifts in interest rates using the asset/liability model applied by RJ Bank).

Clients’ domestic cash sweep balances of $43.3 billion at June 30, 2017 increased $5 billion, or 13% from the June 30, 2016 balances of $38.4 billion. Our clients’ domestic cash sweep balances are deposited or invested in the RJBDP, client interest program and/or money market funds, depending on clients’ elections. We estimate that the short-term interest rate increase in June 2017 of 25 basis points will have a favorable impact on our pre-tax income of approximately $15 million on a quarterly basis for at least the remainder of fiscal year 2017. This estimate is based on several assumptions, including the amount and timing of increases in the earning/deposit rates paid on our clients’ cash balances, the level of client cash balances, and RJ Bank’s net interest margin. As recent increases in short-term interest rates have not yet had a significant impact on market deposit rates paid on client cash balances, any future increases in short-term interest rates may have a greater impact on market deposit rates paid on client cash balances.

If the Federal Reserve Bank was to reverse its previous actions and decrease the benchmark short-term interest rate, the impact on our net interest income would be an unfavorable reversal of the positive impact described above.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Quarter ended June 30, 2017 compared with the quarter ended June 30, 2016 – Net interest

The following table presents our consolidated average interest-earning asset and liability balances, interest income and expense balances, and the average yield/cost, for the periods indicated:

	Three months ended June 30,
	2017			2016
	Average balance (1)	Interest inc./exp.	Average yield/cost	Average balance (1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$2,365,850	$21,637	3.66%	$1,710,742	$16,809	3.93%
Assets segregated pursuant to regulations and other segregated assets	3,610,129	11,425	1.27%	3,564,664	4,915	0.55%
Bank loans, net of unearned income (2)	16,363,369	143,306	3.55%	14,754,557	126,354	3.46%
Available-for-sale securities	1,872,822	8,811	1.88%	541,773	1,880	1.39%
Trading instruments (3)	690,957	5,499	3.18%	843,263	4,913	2.33%
Securities loaned	396,573	4,016	4.05%	622,268	2,296	1.48%
Loans to financial advisors (3)	849,767	3,360	1.58%	555,797	2,091	1.50%
Corporate cash and all other (3)	3,025,182	6,170	0.82%	2,357,685	4,552	0.76%
Total	$29,174,649	$204,224	2.80%	$24,950,749	$163,810	2.63%

Interest-bearing liabilities:
Brokerage client liabilities	$4,584,302	$1,121	0.10%	$4,146,248	$619	0.06%
Bank deposits (2)(4)	16,157,931	4,244	0.11%	13,304,241	2,733	0.08%
Trading instruments sold but not yet purchased (3)	347,257	1,773	2.04%	274,429	1,277	1.86%
Securities borrowed	102,206	1,866	7.30%	64,732	789	4.88%
Other borrowings	859,373	4,195	1.95%	698,054	3,324	1.90%
Senior notes	1,629,648	21,981	5.40%	938,496	16,771	7.15%
Other (3)	217,522	3,380	6.22%	251,408	2,520	4.01%
Total	$23,898,239	$38,560	0.65%	$19,677,608	$28,033	0.57%
Net interest income		$165,664			$135,777

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end-of-month balances for each month within the period.

(4)	Net of affiliate deposit balances and interest expense associated with affiliate deposits.

Net interest income increased $30 million, or 22%. Net interest income is earned primarily by our RJ Bank and PCG segments, which are discussed separately below.

The RJ Bank segment’s net interest income increased $22 million, or 18%, resulting from an increase in average loans outstanding compared to the prior year quarter, as well as an increase in available-for-sale securities. Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Net interest income in the PCG segment increased $11 million, or 48%. Segregated asset balances increased, driven in large part as a result of an increase in average customer cash balances as a result of our September 2016 Alex. Brown acquisition. Additionally, the net interest earned on these segregated asset balances increased as a result of the increases in short-term interest rates since the prior year. Client margin balances outstanding increased compared to the prior year quarter, in large part a result of the September 2016 Alex. Brown acquisition. However, the favorable impact on net interest from this increase in client margin balances was partially offset by lower average client margin interest rates associated with such margin loans.

Interest expense incurred on our senior notes increased by $5 million, or 31%, as the average outstanding balance of senior notes increased compared to the prior year quarter. The net increase in the balance outstanding is due to our May 2017 and July 2016 issuances of a combined $1.30 billion in senior notes, offset by the April 2016 maturity and repayment of $250 million of senior notes, and the March 2017 repayment of $350 million of senior notes.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Nine months ended June 30, 2017 compared with the nine months ended June 30, 2016 – Net interest

The following table presents our consolidated average interest-earning asset and liability balances, interest income and expense balances, and the average yield/cost, for the periods indicated:

	Nine months ended June 30,
	2017			2016
	Average balance (1)	Interest inc./exp.	Average yield/cost	Average balance (1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$2,392,261	$61,930	3.45%	$1,770,909	$51,311	3.86%
Assets segregated pursuant to regulations and other segregated assets	3,944,665	29,691	1.00%	3,444,704	15,573	0.60%
Bank loans, net of unearned income (2)	16,026,521	416,617	3.51%	14,126,661	357,325	3.39%
Available-for-sale securities	1,404,869	17,886	1.70%	549,541	5,452	1.32%
Trading instruments (3)	686,805	15,896	3.09%	749,375	14,339	2.55%
Securities loaned	467,520	10,662	3.04%	578,953	6,423	1.48%
Loans to financial advisors (3)	842,522	9,937	1.57%	532,170	6,001	1.50%
Corporate cash and all other (3)	3,234,064	16,931	0.70%	2,662,167	11,496	0.58%
Total	$28,999,227	$579,550	2.66%	$24,414,480	$467,920	2.56%

Interest-bearing liabilities:
Brokerage client liabilities	$4,799,463	$2,649	0.07%	$4,216,125	$1,481	0.05%
Bank deposits(2)(4)	15,506,009	10,424	0.09%	12,752,863	7,504	0.08%
Trading instruments sold but not yet purchased (3)	346,200	4,561	1.76%	289,280	3,839	1.77%
Securities borrowed	111,156	5,038	6.04%	75,827	2,185	3.84%
Other borrowings	804,672	11,822	1.96%	739,925	9,417	1.70%
Senior notes	1,642,703	70,345	5.71%	1,078,974	54,953	6.79%
Other (3)	214,335	6,364	3.96%	242,588	4,462	2.45%
Total	$23,424,538	$111,203	0.63%	$19,395,582	$83,841	0.58%
Net interest income		$468,347			$384,079

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

(4)	Net of affiliate deposit balances and interest expense associated with affiliate deposits.

Net interest income increased $84 million, or 22%. Net interest income is earned primarily by our RJ Bank and PCG segments, which are discussed separately below.

The RJ Bank segment’s net interest income increased $67 million, or 19%, resulting from an increase in average loans outstanding and available-for-sale securities, as well as an increase in net interest margin as compared to the prior year. Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Interest income in the PCG segment increased as a result of: 1) increased segregated asset balances, driven in large part by our September 2016 acquisition of Alex. Brown, and the impact on those balances of an increase in short-term interest rates since the prior year; and 2) increased client margin balances, driven in large part by our September 2016 acquisition of Alex. Brown. The favorable impact of the growth was partially offset by a decrease in average client margin rates on the portfolio. Interest expense increased, albeit to a much lesser extent, due to the increase in average client cash balances (liabilities) and a slight increase in the interest rate paid to clients on such balances.

Interest expense incurred on our senior notes increased by $15 million, or 28%, as the average outstanding balance of senior notes increased compared to the prior year. The net increase in the balance outstanding is due to our May 2017 and July 2016 issuances of a combined $1.30 billion in senior notes, offset by the April 2016 maturity and repayment of $250 million of senior notes and the March 2017 repayment of $350 million of senior notes.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2017	% change	2016	2017	% change	2016
	($ in thousands)
Revenues:
Securities commissions and fees:
Fee-based accounts	$518,281	30%	$399,961	$1,476,319	27%	$1,158,836
Mutual funds	160,323	5%	152,931	484,458	4%	466,263
Insurance and annuity products	97,657	5%	93,232	288,833	3%	281,508
Equities	77,933	33%	58,665	233,237	31%	177,612
Fixed income products	25,747	15%	22,298	86,834	21%	71,849
New issue sales credits	22,542	81%	12,459	62,903	109%	30,059
Sub-total securities commissions and fees	902,483	22%	739,546	2,632,584	20%	2,186,127
Interest	39,724	48%	26,759	110,393	40%	79,118
Account and service fees:
Client account and service fees	100,995	68%	60,023	263,182	58%	166,165
Mutual fund and annuity service fees	72,642	13%	64,318	211,808	13%	187,618
Client transaction fees	5,394	16%	4,664	17,257	12%	15,468
Correspondent clearing fees	628	7%	585	1,929	—	1,922
Account and service fees – all other	162	78%	91	454	77%	257
Sub-total account and service fees	179,821	39%	129,681	494,630	33%	371,430
Other	9,424	30%	7,237	25,722	7%	24,012
Total revenues	1,131,452	25%	903,223	3,263,329	23%	2,660,687

Interest expense	(4,167)	55%	(2,696)	(10,778)	43%	(7,557)
Net revenues	1,127,285	25%	900,527	3,252,551	23%	2,653,130

Non-interest expenses:
Sales commissions	672,894	23%	545,628	1,958,794	21%	1,616,137
Admin & incentive compensation and benefit costs	183,956	23%	149,729	528,043	20%	440,459
Communications and information processing	49,449	16%	42,640	139,892	10%	127,085
Occupancy and equipment costs	35,662	17%	30,581	107,546	16%	92,487
Business development	26,604	22%	21,742	74,868	5%	71,055
Clearance and other	30,769	9%	28,296	212,727	197%	71,624
Total non-interest expenses	999,334	22%	818,616	3,021,870	25%	2,418,847
Pre-tax income	$127,951	56%	$81,911	$230,681	(2)%	$234,283

Pre-tax margin on net revenues	11.4%		9.1%	7.1%		8.8%
For an overview of our PCG segment operations, refer to the information presented in Item 1, Business, on pages 4 - 5 of our 2016 Form 10-K, as well as the description of the key factors impacting our PCG results of operations discussed on pages 44 - 47 of our 2016 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

PCG client asset balances are as follows as of the dates indicated:

	June 30, 2017	March 31, 2017	September 30, 2016	June 30, 2016	March 31, 2016	September 30, 2015	% Change June 2017 vs. March 2017	% Change June 2017 vs. June 2016
	(in billions)
Total PCG assets under administration	$631.5	$611.0	$574.1	$506.0	$485.6	$453.3	3%	25%
PCG assets in fee-based accounts	$276.9	$260.5	$231.0	$206.7	$196.1	$179.4	6%	34%

Total PCG assets under administration increased 25% over June 30, 2016, resulting from net client inflows and market appreciation. Our net client inflows were primarily attributable to strong financial advisor recruiting results as well as our fourth quarter 2016 acquisitions of Alex. Brown and 3Macs. Total PCG assets in fee-based accounts increased 34% compared to June 30, 2016. The increase in fee-based accounts is, in part, due to clients continuing to elect fee-based alternatives versus traditional transaction-based accounts in response to the recently implemented DOL regulatory changes. Increased client assets under administration typically result in higher fee-based account revenues and mutual fund and annuity service fees. In periods where equity markets improve, assets under administration and client activity generally increase, thereby having a favorable impact on financial advisor productivity. Generally, assets under administration, client activity, and financial advisor productivity decline in periods where equity markets reflect downward trends. Higher client cash balances generally lead to increased interest income and account fee revenues, depending upon spreads realized in our client interest program and RJBDP.

The following table presents a summary of PCG financial advisors as of the dates indicated:

	June 30, 2017 (1)	September 30, 2016	June 30, 2016
Employees	2,996	3,098	2,821
Independent Contractors	4,289	4,048	4,013
Total advisors	7,285	7,146	6,834

(1)
During the nine months ended June 30, 2017, we refined the criteria to determine our financial advisor population, which resulted in a decrease in our previously reported counts of approximately 100 advisors as of our date of adoption. The impact of the change in our methodology did not have a significant impact on the prior periods, and thus we have not revised the number of financial advisors reported in prior periods.

Quarter ended June 30, 2017 compared with the quarter ended June 30, 2016 – Private Client Group

Net revenues increased $227 million, or 25% to $1.13 billion. Pre-tax income increased $46 million, or 56% to $128 million. PCG’s pre-tax margin on net revenues increased to 11.4% compared to the prior year quarter’s 9.1%.

Securities commissions and fees increased $163 million, or 22%.  The increased commission and fee revenues primarily benefited from growth in client assets under administration, as well as an increase in sales commissions on equity products and new issue sales credits. Client assets under administration increased to $631.5 billion, an increase of $125.5 billion, or 25% compared to June 30, 2016. The year-over-year increase in client assets was driven by positive net inflows, reflecting strong financial advisor retention and recruiting results and our September 2016 acquisitions of Alex. Brown and 3Macs, as well as equity market appreciation.

Total account and service fees increased $50 million, or 39%. The majority of this increase is due to client account and service fees, which increased $41 million, or 68%, primarily due to an increase in RJBDP fees resulting from increased average balances in the program, as well as an increase in applicable program rates as a result of the interest rate increases by the Federal Reserve.

Total segment revenues increased 25%. The portion of total segment revenues that we consider to be recurring is 79% for the quarter ended June 30, 2017, an increase from 77% for the quarter ended June 30, 2016.  Recurring commission and fee revenues include asset-based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund and annuity service fees, fees earned on funds in our multi-bank sweep program, and interest. Assets in fee-based accounts at June 30, 2017 increased by a percentage greater than the percentage increases for total PCG client assets as clients continue to elect fee-based alternatives versus traditional transaction-based accounts in response to the DOL regulatory changes. At June 30, 2017, such assets were $276.9 billion, an increase of $70.2 billion, or 34% compared to June 30, 2016.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

As previously discussed, net interest income in the PCG segment increased $11 million, or 48%.

Non-interest expenses increased $181 million, or 22%.  Sales commission expense increased $127 million, or 23%, in line with the increase in commissions and fees revenue. We recently communicated changes to the rates of sales commissions paid to financial advisors in both RJ&A and RJFS, which will become effective on October 1, 2017. We expect these changes will result in a reduction of the ratio of sales commissions expense to securities commissions and fees of approximately 80 to 100 basis points, although other factors could also impact this ratio. Administrative and incentive compensation and benefits expense increased $34 million, or 23%, primarily resulting from additional staffing levels as a result of our fiscal 2016 acquisitions as well as an increase in our operations and information technology functions, including risk and compliance, to support our continued growth.

Nine months ended June 30, 2017 compared with the nine months ended June 30, 2016 – Private Client Group

Net revenues increased $599 million, or 23% to $3.25 billion. Pre-tax income decreased $4 million, or 2% to $231 million. PCG’s pre-tax margin on net revenues decreased to 7.1% as compared to the prior year’s 8.8%.

Securities commissions and fees increased $446 million, or 20%.  The increased commission and fee revenues were driven by a variety of factors, including strong recruiting results, acquisitions of Alex. Brown and 3Macs in late fiscal 2016 and a stronger market environment.

Total account and service fees increased $123 million, or 33%. The majority of this increase was due to client account and service fees, which increased $97 million, or 58%, primarily due to an increase in RJBDP fees resulting from increased average balances in the program, as well as an increase in applicable program rates as a result of the short-term interest rate increases during the current fiscal year. Mutual fund and annuity service fees increased $24 million, or 13%, primarily as a result of an increase in education and marketing support (“EMS”) fees and mutual fund omnibus fees, which are paid to us by the mutual fund companies whose products we distribute. The increase in EMS fees is primarily due to increased fees pursuant to schedules in existing contracts, new contracts for certain existing fund families, and new fund families joining the program. Omnibus fees are generally based on the number of positions held in our client portfolios. Increases in such revenues are a result of increases in the number of positions invested in existing fund families on the omnibus platform, as well as new fund families joining the omnibus program.

Total segment revenues increased 23%. The portion of total segment revenues that we consider to be recurring is 78% at June 30, 2017, an increase from 77% at June 30, 2016.  Recurring commission and fee revenues include asset-based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund and annuity service fees, fees earned on funds in our multi-bank sweep program, and interest.

As previously discussed, net interest income in the PCG segment increased $28 million, or 39%.

Non-interest expenses increased $603 million, or 25%.  Sales commission expense increased $343 million, or 21%, relatively in line with the increase in commissions and fees revenue. Clearance and other expense increased $141 million, or 197%, primarily due to increased legal expenses for the Jay Peak matter. Administrative and incentive compensation and benefits expense increased $88 million, or 20%, primarily resulting from additional staffing levels, primarily in operations and information technology functions, to support our continued growth. Occupancy and equipment expenses increased $15 million, or 16%, primarily due to additional office space expenses resulting from the acquisition of Alex. Brown.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2017	% change	2016	2017	% change	2016
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$58,864	—	$58,916	$182,830	4%	$175,244
Fixed income	65,820	(17)%	79,306	205,854	(11)%	231,147
Sub-total institutional sales commissions	124,684	(10)%	138,222	388,684	(4)%	406,391
Equity underwriting fees	19,172	33%	14,373	55,953	82%	30,738
Merger & acquisition and advisory fees	62,983	75%	36,068	143,919	41%	102,076
Fixed income investment banking	12,296	16%	10,562	31,694	5%	30,245
Tax credit funds syndication fees	9,581	(17)%	11,567	35,884	1%	35,520
Investment advisory fees	3,811	(37)%	6,082	14,712	(29)%	20,838
Net trading profit	22,563	(23)%	29,476	57,208	(10)%	63,484
Interest	7,013	13%	6,201	19,962	9%	18,344
Other	3,330	(26)%	4,487	14,879	(24)%	19,699
Total revenues	265,433	3%	257,038	762,895	5%	727,335
Interest expense	(6,524)	31%	(4,984)	(14,799)	29%	(11,454)
Net revenues	258,909	3%	252,054	748,096	5%	715,881

Non-interest expenses:
Sales commissions	44,259	(16)%	52,829	140,628	(8)%	153,135
Admin & incentive compensation and benefit costs	122,984	10%	111,364	339,140	9%	310,221
Communications and information processing	16,506	(10)%	18,351	52,114	(3)%	53,856
Occupancy and equipment costs	8,161	(2)%	8,360	25,141	(1)%	25,273
Business development	9,308	1%	9,209	28,648	(4)%	29,730
Losses and non-interest expenses of real estate partnerships held by consolidated VIEs	2,733	144%	1,120	10,107	28%	7,892
Clearance and all other	23,225	21%	19,190	65,493	16%	56,322
Total non-interest expenses	227,176	3%	220,423	661,271	4%	636,429
Income before taxes and including noncontrolling interests	31,733	—	31,631	86,825	9%	79,452
Noncontrolling interests	(2,874)	153%	(1,138)	(10,477)	59%	(6,572)
Pre-tax income excluding noncontrolling interests	$34,607	6%	$32,769	$97,302	13%	$86,024

For an overview of our Capital Markets segment operations, refer to the information presented in Item 1, Business, on pages 6 - 7 of our 2016 Form 10-K, as well as the description of the key factors impacting our Capital Markets segment results of operations discussed on pages 48 - 50 of our 2016 Form 10-K.

Quarter ended June 30, 2017 compared with the quarter ended June 30, 2016 – Capital Markets

Net revenues increased $7 million, or 3% to $259 million. Pre-tax income increased $2 million, or 6% to $35 million.

Merger and acquisition and advisory fees increased $27 million, or 75%, primarily due to increased merger and acquisition activity in the current period versus the prior year period and increased advisory fees.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Equity underwriting fees increased $5 million, or 33%, due to more favorable market conditions compared with the prior year period.

Institutional fixed income commissions were 17% lower and continue to be challenged by lower client trading volumes, driven by low levels of volatility and a flattening yield curve. Institutional equity sales commissions approximated the prior year level.

Net trading profit decreased $7 million, or 23%, primarily in our fixed income operations.

Non-interest expenses increased $7 million, or 3%.  Administrative and incentive compensation and benefits expenses increased $12 million, or 10%, primarily as a result of incentive compensation expenses associated with increased investment banking revenues. Offsetting the increase, sales commission expenses decreased $9 million, or 16%, as a result of lower institutional fixed income commission revenues during the current period.

Nine months ended June 30, 2017 compared with the nine months ended June 30, 2016 – Capital Markets

Net revenues increased $32 million, or 5% to $748 million, led by merger and acquisition and advisory fee revenues and equity underwriting revenues. Pre-tax income increased $11 million, or 13% to $97 million.

Merger and acquisition and advisory fees increased $42 million, or 41%, primarily due to a stronger volume of both domestic and foreign merger and acquisition activity in the current year versus the prior year.

Equity underwriting fees increased $25 million, or 82%, due to the improvement in equity market conditions, both domestic and Canadian. The total number of both lead-managed and co-managed underwritings increased over the prior year level.

Total commission revenues decreased $18 million, or 4%. Institutional fixed income commissions decreased $25 million, or 11%, as a result of lower client trading volumes, driven by low levels of volatility and a flattening yield curve. Offsetting the decline in fixed income commissions, institutional equity sales commissions increased $8 million, or 4%, as a result of improved equity market conditions during the current year.

Non-interest expenses increased $25 million, or 4%.  Administrative and incentive compensation and benefits expenses increased $29 million, or 9%, primarily resulting from the increase in incentive compensation as a result of the increase in net revenues. Offsetting the increase, sales commission expenses decreased $13 million, or 8%, as a result of lower institutional fixed income commission revenues during the current period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2017	% change	2016	2017	% change	2016
	($ in thousands)
Revenues:
Investment advisory and related administrative fees:
Managed programs	$84,009	25%	$67,017	$237,694	19%	$200,289
Non-discretionary asset-based administration	23,365	26%	18,613	66,179	22%	54,349
Sub-total investment advisory and related administrative fees	107,374	25%	85,630	303,873	19%	254,638
Other	18,301	19%	15,324	52,418	21%	43,396
Total revenues	125,675	24%	100,954	356,291	20%	298,034

Interest expense	(11)	(21)%	(14)	(65)	16%	(56)
Net revenues	125,664	24%	100,940	356,226	20%	297,978

Non-interest expenses:
Admin & incentive compensation and benefit costs	32,576	16%	28,062	91,602	10%	83,050
Communications and information processing	7,810	17%	6,682	21,840	8%	20,209
Occupancy and equipment costs	1,273	16%	1,100	3,642	9%	3,335
Business development	2,439	14%	2,139	7,463	—	7,461
Investment sub-advisory fees	19,405	36%	14,263	54,814	32%	41,454
Other	17,625	15%	15,330	50,295	17%	42,897
Total non-interest expenses	81,128	20%	67,576	229,656	16%	198,406
Income before taxes and including noncontrolling interests	44,536	33%	33,364	126,570	27%	99,572
Noncontrolling interests	1,266	48%	857	3,594	40%	2,576
Pre-tax income excluding noncontrolling interests	$43,270	33%	$32,507	$122,976	27%	$96,996

For an overview of our Asset Management segment operations, refer to the information presented in Item 1, Business, on page 8 of our 2016 Form 10-K, as well as the description of the key factors impacting our Asset Management segment results of operations discussed on pages 51 - 53 of our 2016 Form 10-K.

Managed Programs

As of June 30, 2017, approximately 80% of investment advisory and related administrative fees recorded in this segment are earned from assets held in managed programs.  Of these revenues, approximately 70% of such fees recorded in each quarter are determined based on balances at the beginning of a quarter, approximately 15% are based on balances at the end of the quarter and the remaining 15% are computed based on average assets throughout the quarter.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table reflects fee-billable financial assets under management in managed programs at the dates indicated:

	June 30, 2017	March 31, 2017	September 30, 2016	June 30, 2016	March 31, 2016	September 30, 2015
	(in millions)
Financial assets under management:
Eagle Asset Management, Inc. (1)	$30,542	$29,174	$27,235	$26,399	$25,767	$25,692
Freedom accounts (2)	30,216	27,694	24,136	22,829	21,839	20,188
Raymond James Consulting Services (3)	22,291	21,181	18,883	16,131	15,064	13,484
Unified Managed Accounts (“UMA”) (4)	12,058	11,496	10,389	9,852	9,378	8,613
All other	1,178	1,119	1,086	1,066	1,071	1,116
Sub-total financial assets under management	96,285	90,664	81,729	76,277	73,119	69,093
Less: Assets managed for affiliated entities	(5,246)	(5,099)	(4,744)	(4,589)	(4,316)	(3,916)
Total financial assets under management	$91,039	$85,565	$76,985	$71,688	$68,803	$65,177

(1)	Accounts for which Eagle portfolio managers are engaged to manage clients’ assets with investment decisions made by the Eagle portfolio manager.

(2)	Accounts that provide the client a choice between a portfolio of mutual funds, exchange traded funds or a combination of both with investment decisions made by an in-house investment committee.

(3)	Accounts for which in-house or third-party portfolio managers are engaged to manage clients’ assets with investment decisions made by such portfolio manager.

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

The following table summarizes the activity impacting the total financial assets under management in managed programs (including activity in assets managed for affiliated entities) for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(in millions)
Financial assets under management at beginning of period	$90,664	$73,119	$81,729	$69,093
Net inflows of client assets	3,249	1,404	7,574	3,122
Net market appreciation in asset values	2,372	1,754	6,982	4,062
Financial assets under management at end of period	$96,285	$76,277	$96,285	$76,277

Non-discretionary asset-based programs

As of June 30, 2017, approximately 20% of investment advisory and related administrative fee revenues recorded in this segment are earned for administrative services on assets held in certain non-discretionary asset-based programs. These assets totaled $144.8 billion, $135.1 billion, $119.3 billion, $106.0 billion and $91.0 billion as of June 30, 2017, March 31, 2017, September 2016, June 30, 2016 and September 30, 2015, respectively. The increase in assets over the prior year level is due, in part, to clients continuing to elect fee-based alternatives versus traditional transaction-based accounts in response to the recently implemented DOL regulatory changes. The majority of administrative fees associated with these programs are determined based on balances at the beginning of the quarter, and are reflected within “non-discretionary asset-based administration” revenues in this segment’s results of operations.

Quarter ended June 30, 2017 compared with the quarter ended June 30, 2016 – Asset Management

Net revenues increased $25 million, or 24% to $126 million. Pre-tax income increased $11 million, or 33% to $43 million.

Total investment advisory and related administrative fee revenues increased $22 million, or 25%. Advisory fee revenues arising from managed programs increased $17 million, or 25%, and fee revenues on non-discretionary asset-based administration activities increased $5 million, or 26%. The increase in each is a result of the increases in assets held by such programs. Assets,

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

both under management and non-discretionary, were positively impacted by the implementation of the DOL regulatory changes, market appreciation, the acquisition of Alex. Brown and successful financial advisor recruiting. Both the current and prior year periods include performance fee revenues, which are earned by managed funds for exceeding certain performance targets, of approximately $1 million.

Other income increased $3 million, or 19%, in part resulting from Raymond James Trust, N. A. (“RJ Trust”) which generated an increase in trust fee revenue arising from the increase in trust assets from the prior year level to $5.3 billion as of June 30, 2017.

Non-interest expenses increased by $14 million, or 20%, primarily resulting from a $5 million, or 36% increase in investment sub-advisory fees resulting from the increase in assets in sub-advised managed programs. Administrative and incentive compensation expenses increased $5 million, or 16%, primarily as a result of annual salary increases and increases in personnel to support the growth of the business and incentive compensation increases associated with the 24% increase in net revenues.

Nine months ended June 30, 2017 compared with the nine months ended June 30, 2016 – Asset Management

Net revenues increased $58 million, or 20% to $356 million. Pre-tax income increased $26 million, or 27% to $123 million.

Total investment advisory and related administrative fee revenues increased $49 million, or 19%. Advisory fee revenues arising from managed programs increased $37 million, or 19%, and fee revenues on non-discretionary asset-based administration activities increased $12 million, or 22%, both resulting from the increases in assets held by such programs. Assets under management and non-discretionary assets were positively impacted by the implementation of the DOL regulatory changes, market appreciation, the acquisition of Alex. Brown and successful financial advisor recruiting.

Other income increased $9 million, or 21%, in part resulting from RJ Trust which generated increased trust fee revenue arising from the increase in trust assets to $5.3 billion as of June 30, 2017, as well as increased fund servicing fees.

Non-interest expenses increased $31 million, or 16%, primarily resulting from a $13 million, or 32% increase in investment sub-advisory fees and a $9 million, or 10% increase in administrative and incentive compensation expenses. The increase in investment sub-advisory fees is the result of the increase in assets in sub-advised managed programs. The increase in administrative and incentive compensation expenses results primarily from annual salary increases as well as increases in personnel to support the growth of the business.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2017	% change	2016	2017	% change	2016
	($ in thousands)
Revenues:
Interest income	$154,023	19%	$129,850	$440,634	20%	$367,717
Interest expense	(8,502)	38%	(6,163)	(22,330)	35%	(16,545)
Net interest income	145,521	18%	123,687	418,304	19%	351,172
Other income	4,966	71%	2,897	11,569	28%	9,068
Net revenues	150,487	19%	126,584	429,873	19%	360,240

Non-interest expenses:
Compensation and benefits	8,735	19%	7,342	25,233	17%	21,533
Communications and information processing	1,972	(17)%	2,382	5,741	(3)%	5,920
Occupancy and equipment costs	363	29%	281	1,063	23%	863
Loan loss provision	6,209	80%	3,452	13,097	(51)%	26,991
FDIC insurance premiums	4,006	(11)%	4,487	12,576	9%	11,540
Affiliate deposit account servicing fees	18,874	64%	11,542	46,719	49%	31,444
Other	10,338	27%	8,168	29,422	34%	22,020
Total non-interest expenses	50,497	34%	37,654	133,851	11%	120,311
Pre-tax income	$99,990	12%	$88,930	$296,022	23%	$239,929

For an overview of our RJ Bank segment operations, refer to the information presented in Item 1, Business, on page 9 of our 2016 Form 10-K, as well as the description of the key factors impacting our RJ Bank segment results of operations discussed on page 54 of our 2016 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following tables present certain credit quality trends for loans held by RJ Bank:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net loan (charge-offs)/recoveries:
C&I loans	$(1,605)	$(782)	$(24,298)	$(2,476)
CRE loans	—	—	5,013	—
Residential mortgage loans	444	44	239	(122)
SBL	—	56	—	77
Total	$(1,161)	$(682)	$(19,046)	$(2,521)

	June 30, 2017	September 30, 2016
	(in thousands)
Allowance for loan losses:
Loans held for investment:
C&I loans	$118,975	$137,701
CRE construction loans	1,698	1,614
CRE loans	47,991	36,533
Tax-exempt loans	5,049	4,100
Residential mortgage loans	12,188	12,664
SBL	5,702	4,766
Total	$191,603	$197,378

Nonperforming assets:
Nonperforming loans:
C&I loans	$6,244	$35,194
CRE loans	—	4,230
Residential mortgage loans:
Residential first mortgage	36,681	41,746
Home equity loans/lines	31	37
Total nonperforming loans	42,956	81,207
Other real estate owned:
Residential first mortgage	4,372	4,497
Total other real estate owned	4,372	4,497
Total nonperforming assets	$47,328	$85,704
Total nonperforming assets as a % of RJ Bank total assets	0.23%	0.50%

Total loans:
Loans held for sale, net (1)	$181,186	$214,286
Loans held for investment:
C&I loans	7,253,771	7,470,373
CRE construction loans	109,884	122,718
CRE loans	3,084,671	2,554,071
Tax-exempt loans	986,790	740,944
Residential mortgage loans	2,962,917	2,441,569
SBL	2,279,389	1,904,827
Net unearned income and deferred expenses	(36,814)	(40,675)
Total loans held for investment (1)	16,640,608	15,193,827
Total loans (1)	$16,821,794	$15,408,113

(1)	Net of unearned income and deferred expenses.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents RJ Bank’s allowance for loan losses by loan category:

	June 30, 2017		September 30, 2016
	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable
Domestic loans:	($ in thousands)
Loans held for sale	$—	1%	$—	1%
C&I loans	103,303	36%	123,459	42%
CRE construction loans	1,698	1%	1,452	1%
CRE loans	40,857	15%	30,809	14%
Tax-exempt loans	5,049	6%	4,100	5%
Residential mortgage loans	12,179	18%	12,655	16%
SBL	5,700	13%	4,764	12%
Foreign loans	22,817	10%	20,139	9%
Total	$191,603	100%	$197,378	100%

Information on foreign assets held by RJ Bank:

Changes in the allowance for loan losses with respect to loans RJ Bank has made to borrowers who are not domiciled in the U.S. are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Allowance for loan losses attributable to foreign loans, beginning of period:	$21,794	$27,509	$20,139	$26,174
Provision/(benefit) for loan losses - foreign loans	702	(1,291)	2,504	(219)
Net charge-offs - foreign loans	—	—	—	—
Foreign currency translation adjustment	321	(108)	174	155
Allowance for loan losses attributable to foreign loans, end of period	$22,817	$26,110	$22,817	$26,110

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

	Deposits with other banks	C&I loans	CRE loans	Residential mortgage loans	SBL	Total cross-border outstandings (1)
	(in thousands)
June 30, 2017

Canada	$13,235	$417,497	$107,364	$527	$299	$538,922

September 30, 2016

Canada	$36,843	$367,258	$109,577	$540	$311	$514,529

(1)	Excludes any hedged, non-U.S. currency amounts.

Quarter ended June 30, 2017 compared with the quarter ended June 30, 2016 – RJ Bank

Net revenues increased $24 million, or 19% to $150 million, primarily reflecting an increase in net interest income and an increase in other income, including a $1 million gain resulting from the sale of RJ Bank’s remaining non-agency securities. Pre-tax income increased $11 million, or 12% to $100 million.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Net interest income increased $22 million, or 18%, due to a $2.71 billion increase in average interest-earning banking assets as well as an increase in net interest margin. The increase in average interest-earning banking assets was driven by a $1.61 billion increase in average loans and a $1.33 billion increase in our average available-for-sale securities portfolio of agency MBS & CMOs in accordance with our growth plan for this portfolio. The increase in average loans was comprised of a $626 million, or 6%, increase in average corporate loans, a $574 million, or 25% increase in average residential mortgage loans, and a $392 million, or 22%, increase in average SBL balances. The net interest margin increased to 3.14% from 3.10% due to an increase in asset yields partially offset by an increase in the total cost of funds. The total assets yield increased to 3.32% from 3.26% which resulted from an increase in the loan portfolio yield to 3.55% from 3.46% and an increase in the yield on cash, both due to an increase in short-term interest rates. The total cost of funds increased to 0.20% from 0.17% due to an increase in deposit costs. Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $2.65 billion to $17.18 billion.

The loan loss provision increased by $3 million, or 80%, primarily due to additional provision during the current year for corporate loans in specific industry sectors. This increase was partially offset by a change in the mix of loan growth versus the prior year as growth in the current year was higher in the residential mortgage, securities-based and tax-exempt loan portfolios which have lower allowance percentages.
Non-interest expenses (excluding provision for loan losses) increased $10 million. This increase included a $7 million increase in affiliate deposit account servicing fees due to an increase in client account balances and a $1 million increase in compensation and benefits resulting from salary increases and additional staffing levels to support the growth of the business.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents average balance, interest income and expense, the related interest yields and rates, and interest spreads for RJ Bank for the periods indicated:

	Three months ended June 30,
	2017			2016
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income (1)
Loans held for sale	$145,811	$1,294	3.74%	$128,600	$969	3.32%
Loans held for investment:
Domestic:
C&I loans	6,016,502	57,958	3.82%	6,222,036	58,293	3.71%
CRE construction loans	122,616	1,703	5.49%	149,297	1,537	4.07%
CRE loans	2,516,210	21,563	3.39%	2,053,749	15,097	2.91%
Tax-exempt loans (2)	918,606	5,955	3.99%	656,693	4,506	4.22%
Residential mortgage loans	2,864,618	21,414	2.96%	2,291,571	16,751	2.89%
SBL	2,172,831	18,997	3.46%	1,780,217	13,375	2.97%
Foreign:
C&I loans	1,173,732	10,807	3.64%	1,069,924	12,591	4.66%
CRE construction loans	—	—	—	5,509	117	8.42%
CRE loans	428,692	3,582	3.31%	392,746	3,081	3.10%
Residential mortgage loans	2,834	21	3.02%	2,308	18	2.96%
SBL	917	12	5.01%	1,907	19	3.96%
Total loans, net	16,363,369	143,306	3.55%	14,754,557	126,354	3.46%
Agency MBS and CMOs	1,712,221	8,017	1.87%	347,916	1,207	1.39%
Non-agency CMOs	29,107	212	2.92%	66,830	432	2.59%
Cash	573,048	1,468	1.03%	716,076	898	0.50%
FHLB stock, Federal Reserve Bank of Atlanta (“FRB”) stock, and other	139,935	1,020	2.92%	219,281	959	1.75%
Total interest-earning banking assets	18,817,680	$154,023	3.32%	16,104,660	$129,850	3.26%
Non-interest-earning banking assets:
Allowance for loan losses	(186,870)			(195,322)
Unrealized loss on available-for-sale securities	(5,917)			(3,011)
Other assets	392,081			302,125
Total non-interest-earning banking assets	199,294			103,792
Total banking assets	$19,016,974			$16,208,452
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$287,365	$1,042	1.45%	$341,829	$1,320	1.55%
Money market, savings, and NOW accounts	16,102,703	3,763	0.09%	13,532,676	1,985	0.06%
FHLB advances and other	789,896	3,697	1.85%	659,435	2,858	1.72%
Total interest-bearing banking liabilities	17,179,964	$8,502	0.20%	14,533,940	$6,163	0.17%
Non-interest-bearing banking liabilities	72,294			66,216
Total banking liabilities	17,252,258			14,600,156
Total banking shareholder’s equity	1,764,716			1,608,296
Total banking liabilities and shareholder’s equity	$19,016,974			$16,208,452
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,637,716	$145,521		$1,570,720	$123,687
Bank net interest:
Spread			3.12%			3.09%
Margin (net yield on interest-earning banking assets)			3.14%			3.10%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			109.53%			110.81%
Annualized return on average:
Total banking assets			1.41%			1.47%
Total banking shareholder’s equity			15.15%			14.80%
Average equity to average total banking assets			9.28%			9.92%
The text of the footnotes in the above table are on the following page.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Explanation of the footnotes to the table on the preceding page:

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended June 30, 2017 and 2016 was $9 million and $10 million, respectively.

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
	2017 compared to 2016
	Increase/(decrease) due to
	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale	$130	$195	$325
Loans held for investment:
Domestic:
C&I loans	(1,926)	1,591	(335)
CRE construction loans	(275)	441	166
CRE loans	3,400	3,066	6,466
Tax-exempt loans	1,797	(348)	1,449
Residential mortgage loans	4,189	474	4,663
SBL	2,950	2,672	5,622
Foreign:
C&I loans	1,222	(3,006)	(1,784)
CRE construction loans	(117)	—	(117)
CRE loans	282	219	501
Residential mortgage loans	4	(1)	3
SBL	(10)	3	(7)
Agency MBS and CMOs	4,733	2,077	6,810
Non-agency CMOs	(244)	24	(220)
Cash	(179)	749	570
FHLB stock, FRB stock, and other	(347)	408	61
Total interest-earning banking assets	15,609	8,564	24,173

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	(210)	(68)	(278)
Money market, savings and NOW accounts	377	1,401	1,778
FHLB advances and other	565	274	839
Total interest-bearing banking liabilities	732	1,607	2,339
Change in net interest income	$14,877	$6,957	$21,834

Nine months ended June 30, 2017 compared with the nine months ended June 30, 2016 – RJ Bank

Net revenues increased $70 million, or 19% to $430 million, primarily reflecting an increase in net interest income. Pre-tax income increased $56 million, or 23% to $296 million.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Net interest income increased $67 million, or 19%, primarily due to a $2.74 billion increase in average interest-earning banking assets and an increase in net interest margin. The increase in average interest-earning banking assets was driven by a $1.90 billion increase in average loans and an $858 million increase in our average available-for-sale securities portfolio of agency MBS & CMOs in accordance with our growth plan for this portfolio. The increase in average loans was comprised of a $940 million, or 9% increase in average corporate loans, a $572 million, or 27% increase in average residential mortgage loans, and a $385 million, or 23% increase in average SBL balances. The net interest margin increased to 3.09% from 3.04% due to an increase in the total asset yield to 3.26% from 3.18%, partially offset by an increase in the total cost of funds to 0.18% from 0.16%. The increase in the total assets yield was primarily due to an increase in the loan portfolio yield to 3.51% from 3.39% and an increase in the cash yield resulting from an overall rise in interest rates. The increase in the total cost of funds primarily resulted from an increase in deposit costs. Borrowing costs increased to 1.96% from 1.73%. Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $2.66 billion to $16.62 billion.

Other income increased $3 million as compared to the prior year. This additional income included $1 million from the sale of held for sale loans, $1 million from foreign exchange activities and $1 million resulting from the sale of RJ Bank’s remaining non-agency securities.
The loan loss provision decreased $14 million, or 51%, due to significantly lower corporate loan growth during the current year and the impact of higher growth in the residential mortgage, securities-based and tax-exempt loan portfolios which have lower allowance percentages. This positive impact was partially offset by additional provision during the current year for corporate loans in specific industry sectors.
Non-interest expenses (excluding provision for loan losses) increased $27 million, primarily reflecting a $15 million increase in affiliate deposit account servicing fees due to an increase in client account balances and a $4 million increase in compensation and benefits resulting from salary increases and staff additions to support the growth of the business.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents average balance, interest income and expense, the related interest yields and rates, and interest spreads for RJ Bank for the periods indicated:

	Nine months ended June 30,
	2017			2016
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income (1)
Loans held for sale	$154,617	$3,716	3.34%	$151,805	$3,395	3.13%
Loans held for investment:
Domestic:
C&I loans	6,209,871	176,495	3.76%	6,149,103	172,068	3.68%
CRE construction loans	126,658	4,582	4.77%	143,502	5,091	4.66%
CRE loans	2,364,594	61,416	3.43%	1,886,681	41,401	2.88%
Tax-exempt loans (2)	860,627	16,695	3.98%	587,521	11,998	4.19%
Residential mortgage loans	2,718,425	60,349	2.93%	2,146,793	47,213	2.89%
SBL	2,051,873	50,915	3.27%	1,665,768	37,191	2.93%
Foreign:
C&I loans	1,134,674	32,532	3.78%	999,216	29,598	3.89%
CRE construction loans	5,338	148	3.66%	21,811	894	5.38%
CRE loans	396,242	9,674	3.22%	370,307	8,371	2.97%
Residential mortgage loans	2,691	62	3.06%	2,241	50	2.91%
SBL	911	33	4.77%	1,913	55	3.76%
Total loans, net	16,026,521	416,617	3.51%	14,126,661	357,325	3.39%
Agency MBS and CMOs	1,235,295	15,668	1.69%	348,234	3,554	1.36%
Non-agency CMOs	40,288	869	2.88%	70,602	1,347	2.54%
Cash	813,989	4,597	0.76%	795,014	2,655	0.44%
FHLB stock, FRB stock, and other	147,904	2,883	2.61%	179,077	2,836	2.11%
Total interest-earning banking assets	18,263,997	$440,634	3.26%	15,519,588	$367,717	3.18%
Non-interest-earning banking assets:
Allowance for loan losses	(194,026)			(185,412)
Unrealized loss on available-for-sale securities	(7,278)			(3,667)
Other assets	373,464			275,858
Total non-interest-earning banking assets	172,160			86,779
Total banking assets	$18,436,157			$15,606,367
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$290,800	$3,176	1.46%	$352,971	$4,174	1.58%
Money market, savings, and NOW accounts	15,553,243	8,820	0.08%	12,912,176	4,744	0.05%
FHLB advances and other	775,517	10,334	1.76%	690,593	7,627	1.45%
Total interest-bearing banking liabilities	16,619,560	$22,330	0.18%	13,955,740	$16,545	0.16%
Non-interest-bearing banking liabilities	86,722			70,356
Total banking liabilities	16,706,282			14,026,096
Total banking shareholder’s equity	1,729,875			1,580,271
Total banking liabilities and shareholder’s equity	$18,436,157			$15,606,367
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,644,437	$418,304		$1,563,848	$351,172
Bank net interest:
Spread			3.08%			3.02%
Margin (net yield on interest-earning banking assets)			3.09%			3.04%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			109.89%			111.21%
Annualized return on average:
Total banking assets			1.41%			1.37%
Total banking shareholder’s equity			15.00%			13.54%
Average equity to average total banking assets			9.38%			10.13%
The text of the footnotes in the above table are on the following page.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Explanation of the footnotes to the table on the preceding page:

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the nine months ended June 30, 2017 and 2016 was $28 million and $25 million, respectively.

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
	2017 compared to 2016
	Increase/(decrease) due to
	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale	$63	$258	$321
Loans held for investment:
Domestic:
C&I loans	1,700	2,727	4,427
CRE construction loans	(597)	88	(509)
CRE loans	10,487	9,528	20,015
Tax-exempt loans	5,577	(880)	4,697
Residential mortgage loans	12,571	565	13,136
SBL	8,620	5,104	13,724
Foreign:
C&I loans	4,012	(1,078)	2,934
CRE construction loans	(675)	(71)	(746)
CRE loans	586	717	1,303
Residential mortgage loans	9	3	12
SBL	(29)	7	(22)
Agency MBS and CMOs	9,053	3,061	12,114
Non-agency CMOs	(579)	101	(478)
Cash	63	1,879	1,942
FHLB stock, FRB stock, and other	(494)	541	47
Total interest-earning banking assets	50,367	22,550	72,917

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	(735)	(263)	(998)
Money market, savings and NOW accounts	970	3,106	4,076
FHLB advances and other	938	1,769	2,707
Total interest-bearing banking liabilities	1,173	4,612	5,785
Change in net interest income	$49,194	$17,938	$67,132

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2017	% change	2016	2017	% change	2016
	($ in thousands)
Revenues:
Interest income	$6,546	68%	$3,905	$16,708	65%	$10,142
Investment advisory fees	444	61%	275	1,203	38%	869
Other	8,427	(35)%	12,990	28,974	42%	20,431
Total revenues	15,417	(10)%	17,170	46,885	49%	31,442

Interest expense	(22,668)	32%	(17,142)	(71,797)	29%	(55,821)
Net revenues	(7,251)	NM	28	(24,912)	(2)%	(24,379)

Non-interest expenses:
Compensation and other	16,651	(5)%	17,565	52,308	36%	38,490
Acquisition-related expenses	3,366	(75)%	13,445	17,118	(20)%	21,332
Total non-interest expenses	20,017	(35)%	31,010	69,426	16%	59,822
Loss before taxes and including noncontrolling interests	(27,268)	12%	(30,982)	(94,338)	(12)%	(84,201)
Noncontrolling interests	3,536	52%	7,370	5,737	35%	8,810
Pre-tax loss excluding noncontrolling interests	$(30,804)	(20)%	$(38,352)	$(100,075)	(8)%	$(93,011)
This segment includes our principal capital and private equity activities as well as certain corporate overhead costs of RJF including the interest cost on our public debt, and the acquisition costs associated with certain acquisitions (see Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information).

Quarter ended June 30, 2017 compared with the quarter ended June 30, 2016 – Other

The pre-tax loss generated by this segment decreased by $8 million, or 20%.

Total revenues in this segment decreased $2 million, or 10%, most of which is comprised of a decrease in our other revenues of $5 million, or 35%, primarily due to lower net gains (both realized and unrealized) arising from our private equity portfolio, which decreased $6 million, offset by an increase in interest income of $3 million. The increase in interest income is the result of increased interest rates and higher corporate cash balances.

Interest expense increased by $6 million, or 32%, as the outstanding balance of our senior notes increased due to the May 2017 and July 2016 issuances of an aggregate $1.30 billion in senior notes, offset by the April 2016 maturity and repayment of $250 million of senior notes and the March 2017 extinguishment of $350 million of senior notes.

The acquisition-related expenses in the current period decreased $10 million, or 75%, and pertain to certain incremental expenses incurred in connection with our fiscal year 2017 announced acquisition of the Scout Group as well as our fiscal year 2016 acquisitions of Alex. Brown and 3Macs. See Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the components of these expenses.

Nine months ended June 30, 2017 compared with the nine months ended June 30, 2016 – Other

The pre-tax loss generated by this segment increased by $7 million, or 8%.

Total revenues in this segment increased $15 million, or 49%, most of which is comprised of an increase in our other revenues of $9 million, or 42%, due to higher net gains (both realized and unrealized) arising from our private equity portfolio, which increased $7 million compared to the prior year period. Interest income increased $7 million, or 65%, resulting from the increase in interest rates and higher corporate cash balances.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Interest expense increased $16 million, or 29%, as the outstanding balance of our senior notes increased due to the May 2017 and July 2016 issuances of an aggregate $1.30 billion in senior notes, partially offset primarily by the April 2016 maturity and repayment of $250 million of senior notes and, to a lesser extent, the March 2017 extinguishment of $350 million of senior notes.

Compensation and other expenses increased by $14 million, or 36%. The current year includes an $8 million expense related to the acceleration of unamortized debt issuance costs related to the early extinguishment of our senior notes. The acquisition-related expenses in the current year pertain to certain incremental expenses incurred in connection with our fiscal year 2017 announced acquisition of the Scout Group as well as our fiscal year 2016 acquisitions of Alex. Brown and 3Macs. See Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the components of these expenses.

Certain statistical disclosures by bank holding companies

As a financial holding company, we are required to provide certain statistical disclosures by bank holding companies pursuant to the Securities and Exchange Commission’s Industry Guide 3.  Certain of those disclosures are as follows for the periods indicated:

	For the three months ended June 30,		For the nine months ended June 30,
	2017	2016 (1)	2017	2016 (1)

Return on assets (2)	2.2%	1.8%	1.8%	1.7%
Return on equity (3)	13.8%	10.7%	11.5%	10.3%
Equity to assets (4)	16.3%	17.2%	16.3%	17.4%
Dividend payout ratio (5)	17.7%	23.0%	21.9%	24.3%

(1)	Recomputed after the impact of the deconsolidation of certain VIEs (see Note 1 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the deconsolidation).

(2)	Computed as annualized net income attributable to RJF for the period indicated, divided by average assets (the sum of total assets at the beginning and end of the period, divided by two).

(3)
Computed by utilizing annualized net income attributable to RJF for the period indicated, divided by the average equity attributable to RJF (for the quarter, computed by adding the total equity attributable to RJF as of the date indicated to the prior quarter-end total and dividing by two, and for the year-to-date period, computed by adding the total equity attributable to RJF as of each quarter-end date during the indicated year-to-date period to the beginning of the year and dividing by four).

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Cash provided by operating activities during the nine months ended June 30, 2017 was $1.41 billion. Cash generated by successful operating results over the period resulted in a $668 million increase in cash.

Increases in cash from operations include:

•
A $1.49 billion decrease in assets segregated pursuant to regulations and other segregated assets, primarily resulting from the decrease in client cash balances in part due to a significant number of client accounts from the September 2016 Alex. Brown acquisition electing into our RJBDP program during the first quarter of the current fiscal year.

•	Prepaid expenses and other assets decreased $135 million.

•	Trading instruments, net decreased $69 million.

Offsetting these, decreases in cash used in operations resulted from:

•	A decrease of $649 million in brokerage client payables and other accounts payable, in part, reflecting a decrease in client cash balances in our brokerage client cash sweep programs.

•	Securities loaned, net of securities borrowed decreased $229 million.

•	An increase in our brokerage client receivables and other receivables of $76 million.

•	Loans to financial advisors, net of repayments, increased resulting in the use of $42 million in cash to fund loans as a result of strong recruiting results.

Investing activities resulted in the use of $2.73 billion of cash during the nine months ended June 30, 2017.

The primary investing activities were:

•	An increase in RJ Bank loans used $1.50 billion.

•	Purchases of available-for-sale investments held at RJ Bank, net of proceeds from maturations, repayments and sales within the portfolio, used $1.16 billion.

•
We used $153 million to fund property investments. Of this total, $52 million was used for our December 2016 purchase of three office buildings providing 300,000 square feet in total additional office space capacity, which are located adjacent to our existing corporate headquarters in St. Petersburg, Florida. We believe that this additional office space provides us the capacity we need to support our expected growth for five to ten years. The remainder was invested, in large part, in software and computer equipment.

Financing activities provided $2.30 billion of cash during the nine months ended June 30, 2017.

Increases in cash from financing activities resulted from:

•	RJ Bank deposit balances provided $2.05 billion.

•	Net proceeds of $508 million from the issuance of 4.95% senior notes due 2046.

•	Net proceeds of $197 million arising from FHLB borrowings and other borrowed funds.

•	Proceeds from the exercise of stock options and employee stock purchases provided $51 million.

Offsetting these, decreases in cash from financing activities resulted from:

•	Repayment of $350 million of 6.90% senior notes due 2042.

•	Payment of dividends to our shareholders of $95 million.

•	Purchases of treasury stock of $32 million, most of which resulted from the repurchase of shares when employees surrender shares as payment for option exercises or withholding taxes.

•	Distributions of $28 million to noncontrolling interest holders.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities provide adequate funds for continuing operations at current levels of activity.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Sources of Liquidity

Approximately $1.47 billion of our total June 30, 2017 cash and cash equivalents (a portion of which resides in depository accounts at RJ Bank) is available to us without restrictions. The cash and cash equivalents held were as follows:

Cash and cash equivalents:	June 30, 2017
	(in thousands)
RJF	$1,410,593	(1) (2)
RJ&A	354,766	(2)
RJ Bank	84,398
RJ Ltd.	433,105
RJFS	118,574
RJFSA	47,535
Other subsidiaries	166,508
Total cash and cash equivalents	$2,615,479

(1)
RJF maintains depository accounts at RJ Bank with a cumulative balance of $1.07 billion as of June 30, 2017. The portion of this total that is available to RJF on demand and without restrictions, which amounts to $1.03 billion at June 30, 2017, is reflected in the RJF total and is excluded from the RJ Bank total.

(2)
RJF has loaned $84 million to RJ&A as of June 30, 2017 (such amount is included in the RJ&A cash balance presented in this table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

In addition to the cash balances described above, we have other various potential sources of liquidity which are described as follows.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A and RJ Bank.

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from client transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At June 30, 2017, RJ&A significantly exceeded both the minimum regulatory and its financing covenants net capital requirements. At that date, RJ&A had excess net capital of $498 million, of which $166 million is available for dividend while still maintaining the internally targeted net capital ratio of 15% of aggregate debit items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without Financial Industry Regulatory Authority (“FINRA”) approval.

RJ Bank may pay dividends to the parent company without the prior approval of its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted regulatory capital ratios. At June 30, 2017, RJ Bank had $168 million of capital in excess of the amount it would need at June 30, 2017 to maintain its targeted total capital to risk-weighted assets ratio of 12.5%, and could pay a dividend of such amount without requiring prior approval of its regulator.

Although we have liquidity available to us from our other subsidiaries, the available amounts are not as significant as the amounts described above and, in certain instances, may be subject to regulatory requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Borrowings and Financing Arrangements

The following table presents our financing arrangements with third party lenders that we generally utilize to finance a portion of our fixed income securities trading instruments held, and the outstanding balances related thereto, as of June 30, 2017:

	RJ&A (1)	RJ Ltd.		RJF	Total	Total number of arrangements
	($ in thousands)
Financing arrangement:
Committed secured (2)	$200,000	$—		$—	$200,000	2
Committed unsecured	—	—		300,000	300,000	1
Uncommitted secured (2)(3)	2,200,000	47,530	(4)	—	2,247,530	8
Uncommitted unsecured (2)(3)	350,000	—		50,000	400,000	6
Total financing arrangements	$2,750,000	$47,530		$350,000	$3,147,530	17

Outstanding borrowing amount:
Committed secured (2)	$—	$—		$—	$—
Committed unsecured	—	—		—	—
Uncommitted secured (2)(3)(5)	226,972	—		—	226,972
Uncommitted unsecured (2)(3)	—	—		—	—
Total outstanding borrowing amount	$226,972	$—		$—	$226,972

(1)	We generally utilize the RJ&A facilities to finance a portion of our fixed income securities trading instruments.

(2)	Our ability to borrow is dependent upon compliance with the conditions in the various committed loan agreements and collateral eligibility requirements.

(3)	Lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

(4)	This financing arrangement is primarily denominated in Canadian dollars. Amounts presented in the table have been converted to U.S. dollars at the currency exchange rate in effect as of June 30, 2017.

(5)	As of June 30, 2017, we had outstanding borrowings under five uncommitted secured borrowing arrangements with lenders.

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

In May 2017, RJF’s Credit Facility was amended to extend the maturity date from August 2020 to May 2022.

RJ Bank had $775 million in FHLB borrowings outstanding at June 30, 2017, comprised of floating-rate advances totaling $750 million and a $25 million fixed-rate advance, all of which are secured by a blanket lien on RJ Bank’s residential mortgage loan portfolio (see Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these borrowings). RJ Bank has an additional $916.73 billion in immediate credit available from the FHLB as of June 30, 2017 and, with the pledge of additional collateral to the FHLB, total available credit of 30% of total assets. In July 2017, RJ Bank borrowed an additional $100 million from the FHLB in the form of a variable-rate advance.

RJ Bank is eligible to participate in the Fed’s discount-window program; however, we do not view borrowings from the Fed as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and would be secured by pledged C&I loans.

From time to time we enter into reverse repurchase agreements and repurchase agreements.  We account for each of these types of transactions as collateralized financings with the outstanding balances on the repurchase agreements included in securities sold under agreements to repurchase. At June 30, 2017, collateralized financings (uncommitted secured agreements) outstanding balances in the amount of $227 million (which are reflected in the table of financing arrangements above) are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition included in this Form 10-Q. Such financings are generally collateralized by non-customer, RJ&A owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 125% of the amount financed.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period end balances for Repurchase Agreements and Reverse Repurchase Agreements of RJF are as follows:

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended:	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
	(in thousands)
June 30, 2017	$231,378	$226,972	$226,972	$479,653	$540,823	$483,820
March 31, 2017	204,623	222,476	222,476	410,678	535,224	535,224
December 31, 2016	219,095	241,773	203,378	424,548	445,646	358,493
September 30, 2016	202,687	195,551	193,229	412,513	470,222	470,222
June 30, 2016	239,237	266,158	266,158	433,003	457,777	444,812

At June 30, 2017, in addition to the financing arrangements described above, we had $30 million outstanding on a mortgage loan for our St. Petersburg, Florida home-office complex, which we include in other borrowings in the Condensed Consolidated Statements of Financial Condition included in this Form 10-Q.

At June 30, 2017, we have senior notes payable of $1.85 billion. Our senior notes payable, exclusive of any unaccreted premiums or discounts and unamortized debt issuance costs, is comprised of $300 million par 8.60% senior notes due 2019, $250 million par 5.625% senior notes due 2024, $500 million par 3.625% senior notes due 2026, and $800 million par 4.95% senior notes due 2046. See Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our senior notes payable.

Our senior long-term debt ratings as of the most current report are:

Rating Agency	Rating	Outlook
Standard & Poor’s Ratings Services (“S&P”)	BBB+	Stable
Moody’s Investors Service (“Moody’s”)	Baa1	Stable

On May 4, 2017 S&P upgraded our senior long-term debt rating from BBB to BBB+ with a change in the outlook from positive to stable. Additionally, on July 12, 2017 Moody’s upgraded our senior long-term debt rating from Baa2 to Baa1 with a change in the outlook from positive to stable.

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

Should our credit rating be downgraded prior to a public debt offering it is probable that we would have to offer a higher rate of interest to bond holders.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable. A downgrade below investment grade could result in the termination of certain derivative contracts and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions (see Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information). A credit downgrade could create a reputational issue and could also result in certain counterparties limiting their business with us, result in negative comments by analysts and potentially impact investor perception of us, and resultantly impact our stock price and/or our clients’ perception of us. A credit downgrade would result in RJF incurring a higher commitment fee on any unused balance on one of its borrowing arrangements, the $300 million revolving credit facility, in addition to triggering a higher interest rate applicable to any borrowings outstanding on that line as of and subsequent to such downgrade. Conversely, an improvement in RJF’s current credit rating could have a favorable impact on the commitment fee as well as the interest rate applicable to any borrowings on such line. None of our credit agreements contain a condition or event of default related to our credit ratings.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Other sources and uses of liquidity

We own life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. The policies which we could readily borrow against have a cash surrender value of $368 million as of June 30, 2017 and we are able to borrow up to 90%, or $332 million of the June 30, 2017 total, without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments. There are no borrowings outstanding against any of these policies as of June 30, 2017.

On May 22, 2015 we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune.

See the “contractual obligations” section below for information regarding our contractual obligations.

In April 2017, we announced that we entered into a definitive agreement to acquire 100% of the outstanding shares of the Scout Group (see Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information) for a purchase price consideration of $172.5 million, subject to purchase price adjustments at closing, as well as additional integration and acquisition-related expenses we expect to incur as a result of the acquisition. We expect the closing date of this purchase transaction to occur prior to December 31, 2017. At the present time, we have the ability to utilize our cash on-hand to fund the purchase.

On June 30, 2017, the court issued a final order approving the proposed settlement related to the Jay Peak matter. The settlement requires us to pay the SEC-appointed receiver in two installments totaling $145.5 million (in addition to the previously paid $4.5 million to the State of Vermont). The first installment of $91.7 million was paid in July 2017. At the present time, we have the ability to utilize our cash on-hand to fund the remaining balance of the settlement, which we expect to pay prior to September 30, 2017. See Note 17 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information.

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

Total assets of $33.43 billion at June 30, 2017 are $1.95 billion, or 6% greater than our total assets as of September 30, 2016. Our cash and cash equivalents balances increased $965 million; refer to the discussion of the components of this increase in the “Liquidity and Capital Resources” section within this Item 2. Our available-for-sale securities portfolio increased by $1.15 billion, as RJ Bank increased their investments in such securities during the period. Net bank loans receivable increased $1.42 billion primarily due to the growth of RJ Bank’s residential mortgage, CRE, securities-based, and tax-exempt loan portfolios during the period. Offsetting these increases, assets segregated pursuant to federal regulations (for the benefit of our clients) decreased $1.49 billion, in part due to a significant number of client accounts from the September 2016 Alex. Brown acquisition electing into our RJBDP program during the first quarter of the current fiscal year. The balance of derivative instruments associated with offsetting matched book positions decreased $130 million primarily as a result of the decrease in fair value of such derivatives (see the discussion of the corresponding decrease in the liability in the following paragraph).

As of June 30, 2017, our total liabilities of $27.93 billion are $1.51 billion, or 6% greater than our total liabilities as of September 30, 2016. Bank deposit liabilities increased $2.05 billion as RJ Bank retained a higher portion of RJBDP balances to fund a portion of their increased securities portfolio and net loan growth. Our trade and other payables increased $198 million, in large part as a result of an increased accrual related to the Jay Peak matter (refer to Note 17 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further discussion of this matter). Other borrowings increased by $197 million as we increased borrowings by RJ Bank from the FHLB during the period. Our outstanding balance of senior notes payable increased $167 million as we issued $500 million of 4.95% senior notes due 2046, offset by our redemption of $350 million of 6.90% senior notes due 2042. Offsetting these increases, brokerage client payable balances decreased $671 million, reflecting a decrease in client cash balances in our client interest program (refer to the discussion of the decrease in assets segregated pursuant to federal regulations above). Securities loaned balances decreased $280 million as a result of decreased activity. Derivative instruments associated with offsetting matched book positions decreased $130 million, primarily as a result of the decrease in fair value of such derivatives (refer to the corresponding decrease in the assets described above).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Contractual obligations

On March 15, 2017, we redeemed all of our outstanding 6.90% Senior Notes due 2042. The aggregate principal amount of the 6.90% Senior Notes was $350 million. In May 2017, we sold in a registered underwritten public offering $500 million in aggregate principal amount of 4.95% senior notes due July 2046. These additional senior notes were consolidated, formed into a single series, and are fully fungible with our $300 million in aggregate principal amount of 4.95% senior notes issued in July 2016. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding our senior notes.

Other than the item described above, as of June 30, 2017 and since September 30, 2016, there have been no material changes in our contractual obligations presented on pages 70 - 71 of our 2016 Form 10-K, other than in the ordinary course of business. See Note 17 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, for additional information regarding certain commitments as of June 30, 2017.

Regulatory

The following discussion should be read in conjunction with the description of the regulatory framework applicable to the financial services industry and relevant to us as described in the Regulation section of Item 1 on pages 10 - 15 of our 2016 Form 10-K, and the Regulatory section on pages 71 - 72 of our 2016 Form 10-K.

We continue to maintain a number of private equity investments, some of which meet the definition of “covered funds” and therefore are subject to certain limitations under the covered funds provisions of the Volcker Rule. In its July 2016 announcement extending the conformance deadline to July 21, 2017, the Fed indicated that upon application of a banking entity, it is permitted to provide up to an additional five years to conform investments in certain illiquid funds, where the banking entity had a contractual commitment to invest in the fund as of May 1, 2010. As the majority of our “covered fund” investments meet the criteria to be considered an illiquid fund under the Volcker Rule, we submitted a request to extend the conformance period for these investments. During the quarter ending March 31, 2017, we received approval from the Fed to continue to hold these investments for up to an additional five-year conformance period, thereby extending their applicable holding period until July 2022 for such investments. The extension of the conformance deadline provides us additional time to realize the value of many of our investments in due course and to execute appropriate strategies to comply with the Volcker Rule at such time.

See Results of Operations - Executive Overview in this Form 10-Q for information on the DOL’s final regulation expanding the definition of who is deemed an “investment advice fiduciary” under ERISA as a result of giving investment advice to a plan, plan participant or beneficiary, as well as under the Internal Revenue Code for individual retirement accounts and non-ERISA plans.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

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

As of June 30, 2017, 10% of our total assets and 2% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $222 million as of June 30, 2017 and represent 6% of our assets measured at fair value. Of the Level 3 assets as of June 30, 2017, our ARS positions comprise $132 million, or 60%, and our private equity investments not measured at NAV comprise $85 million, or 38%, of the total.  Level 3 assets represent 4% of total equity as of June 30, 2017.

Financial instruments which are liabilities categorized as Level 3 are insignificant as of June 30, 2017 and represent significantly less than 1% of liabilities measured at fair value.

Our investments in private equity measured at NAV amount to $111 million at June 30, 2017.

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

We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  During the nine months ended June 30, 2017, we changed our annual goodwill impairment test date for all reporting units from December 31 to January 1; however, the results of our test did not change as we continue to evaluate balances as of December 31. We performed our latest annual goodwill impairment testing during the quarter ended March 31, 2017, evaluating balances as of December 31, 2016, and no impairment was identified. In that testing, we performed both a qualitative impairment assessment for certain of our reporting units and a quantitative impairment assessment for our two RJ Ltd. reporting units operating in Canada.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Loss provisions

Refer to the discussion of loss provisions in Item 7 on page 78 of our 2016 Form 10-K.

Loss provisions arising from legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 on page 123 of our 2016 Form 10-K. In addition, refer to Note 17 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding legal and regulatory matter contingencies as of June 30, 2017.

Loss provisions arising from operations of our Broker-Dealers

The recorded amount of liabilities associated with brokerage client receivables and loans to financial advisors and certain key revenue producers, is subject to significant management judgment. See Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the allowance for doubtful accounts associated with loans to financial advisors as of June 30, 2017.

Loan loss provisions arising from operations of RJ Bank

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio. See the discussion regarding RJ Bank’s methodology in estimating its allowance for loan losses in Item 7A - Credit Risk, on pages 88 - 92 of our 2016 Form 10-K.

At June 30, 2017, the amortized cost of all RJ Bank loans was $16.8 billion and an allowance for loan losses of $192 million was recorded against that balance. The total allowance for loan losses is equal to 1.15% of the amortized cost of the loan portfolio.

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

Effective October 1, 2016, we adopted new accounting guidance related to simplifying certain aspects of accounting for stock compensation which directly impacted our income tax expense for the nine months ended June 30, 2017. See Notes 1 and 16 in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on our adoption of this new accounting guidance.

Effects of recently issued accounting standards, and accounting standards not yet adopted

In May 2014, the FASB issued new guidance regarding revenue recognition (ASU 2014-09). The new guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also provides guidance on accounting for certain contract costs and requires additional disclosures. This new revenue recognition guidance, including subsequent amendments, is first effective for our financial report covering the quarter ending December 31, 2018. Although, early adoption is permitted for fiscal years beginning after December 15, 2016, we do not plan to early adopt. Upon adoption, we may use either a full retrospective or a modified retrospective approach with respect to presentation of comparable periods prior to the effective date. We are still evaluating which transition approach to use. We are also still evaluating the impact the adoption of this new guidance will have on our financial position and results of operations. Our implementation efforts include identifying revenues and costs within the scope of the standard, analyzing contracts and reviewing potential changes to our existing revenue recognition accounting policies. Under the new standard, we may be required to change our current presentation of certain costs from a net presentation within revenues to a gross presentation, particularly with respect to mergers and acquisitions advisory and underwriting transactions.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

In February 2015, the FASB issued amended guidance to the consolidation model (ASU 2015-02). In October 2016, the FASB issued an additional amendment to this guidance. The impact of these amendments on the consolidation model are to:

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

In September 2015, the FASB issued guidance governing adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill (ASU 2015-16). Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts initially recognized or would have resulted in the recognition of additional assets and liabilities. This new guidance eliminates the requirement to retrospectively account for such adjustments. This new guidance is effective for this fiscal year that commenced on October 1, 2016. The adoption of this new guidance has had no impact on our consolidated financial statements.

In January 2016, the FASB issued guidance related to the accounting for financial instruments (ASU 2016-01). Among its provisions, this new guidance:

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

•	Clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

This new guidance is effective for us for our fiscal year commencing on October 1, 2018. Early adoption is generally not permitted. We are evaluating the impact, if any, the adoption of this new guidance will have on our financial position and results of operations.

In February 2016, the FASB issued new guidance related to the accounting for leases (ASU 2016-02). The new guidance requires the recognition of assets and liabilities on the balance sheet related to the rights and obligations created by lease agreements regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease will primarily depend upon its classification as a finance or operating lease. The new guidance requires new disclosures to help financial statement users better understand the amount, timing, and cash flows arising from leases. The new guidance is first effective for our financial report covering the quarter ended December 31, 2019 under a modified retrospective approach. Early adoption is permitted. This new guidance will impact our financial position and results of operations. We are evaluating the magnitude of such impact.

In March 2016, the FASB issued new guidance related to derivatives and hedging, specifically the effect of derivative contract novations on existing hedge accounting relationships (ASU 2016-05). The new guidance clarifies that a change in counterparty to a derivative instrument that has been designated as a hedging instrument under the current guidance does not, in and of itself, require re-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The new guidance is first effective for our financial report covering the quarter ended December 31, 2017. Early adoption is permitted. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

In March 2016, the FASB issued new guidance related to derivatives and hedging, specifically contingent put and call options in debt instruments (ASU 2016-06). The new guidance clarifies the requirements for assessing whether contingent call/(put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment is required to assess the embedded call/(put) options solely in accordance with the following four-step decision sequence; an entity must consider: 1) whether the payoff is adjusted based on changes in an index; 2) whether the payoff is indexed to an underlying other than interest rates or credit risk; 3) whether the debt involves a substantial premium or discount; and 4) whether the call/(put) option is contingently exercisable. The new guidance is first effective for our financial report covering the quarter ended December 31, 2017. Early adoption is permitted. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

In March 2016, the FASB issued new guidance related to equity method investments and joint ventures (ASU 2016-07). The new guidance eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. Additionally, the new guidance requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting and therefore upon qualifying for the equity method of accounting. No retroactive adjustment of the investment is required. The new guidance is first effective for our financial report covering the quarter ended December 31, 2017. Early adoption is permitted. Given that this guidance applies to entity specific transactions and would only become relevant in certain circumstances, we are unable to estimate the impact, if any, this new guidance may have on our financial position.

In March 2016, the FASB issued amended guidance related to stock compensation (ASU 2016-09). The amended guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amended guidance is first effective for our financial report covering the quarter ended December 31, 2017. We elected to adopt this new guidance early. See Notes 1 and 16 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for discussions of the impact the adoption of this new guidance had on our consolidated financial statements.

In June 2016, the FASB issued new guidance related to the measurement of credit losses on financial instruments (ASU 2016-13). The amended guidance involves several aspects of the accounting for credit losses related to certain financial instruments including assets measured at amortized cost, available-for-sale debt securities and certain off-balance sheet commitments. The new guidance broadens the information that an entity must consider in developing its estimated credit losses expected to occur over the remaining life of assets measured either collectively or individually to include historical experience, current conditions and reasonable and supportable forecasts, replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses (“CECL”) model.  The new guidance expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating credit losses and requires new disclosures of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The new guidance is first effective for our financial report covering the quarter ended December 31, 2020 under a modified retrospective approach. Early adoption is permitted although not prior to our financial report covering the quarter ended December 31, 2019. We have begun our implementation and evaluation efforts by establishing a cross-functional team to assess the required changes to our credit loss estimation methodologies and systems, as well as determine additional data and resources required to comply with the new guidance. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations, which will depend on, among other things, the current and expected macroeconomic conditions and the nature and characteristics of financial assets held by us on the date of adoption.

In August 2016, the FASB issued amended guidance related to the Statement of Cash Flows (ASU 2016-15). The amended guidance involves several aspects of the classification of certain cash receipts and cash payments including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The amended guidance is first effective for our financial report covering the quarter ended December 31, 2018 under a retrospective approach; however, early adoption is permitted. The adoption of this new guidance will impact our Statement of Cash Flows and will not have an impact on our financial position and results of operations.

In October 2016, the FASB issued guidance related to the accounting for income tax consequences of intra-entity transfers of assets (ASU 2016-16). Current GAAP prohibits the recognition of current and deferred income taxes for intra-entity asset

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

transfer until the asset has been sold to an outside party. Under the new guidance, an entity should recognize the income tax consequences of an inter-entity transfer of an asset when the transfer occurs. The guidance is first effective for our financial report covering the quarter ended December 31, 2018 using a retrospective transition method; however, early adoption is permitted. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

In November 2016, the FASB issued guidance related to the classification and presentation of changes in restricted cash on the Statement of Cash Flows (ASU 2016-18). Current GAAP does not provide guidance to address how to classify and present changes in restricted cash or restricted cash equivalents that occur when there are transfers between cash, cash equivalents and restricted cash or restricted cash equivalents and when there are direct cash receipts into restricted cash or restricted cash equivalents or direct cash payments made from restricted cash or restricted cash equivalents. Under the new guidance, an entity should present in their Statement of Cash Flows the changes during the period in the total of cash and cash equivalents and amounts described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and ending-of-period total amounts shown on the statement of cash flows. The guidance is first effective for our financial report covering the quarter ended December 31, 2018, early adoption is permitted. We are evaluating the impact the adoption of this new guidance will have on our Consolidated Statements of Cash Flows.

In January 2017, the FASB issued amended guidance related to the definition of a business (ASU 2017-01). This amended guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is first effective for our financial report covering the quarter ended December 31, 2018. Early adoption is permitted in certain circumstances. Given the adoption of this amended guidance is dependent upon the nature of future events and circumstances, we are still evaluating the impact, if any, the adoption of this new guidance will have on our financial position and results of operations.

In January 2017, the FASB issued amended guidance to simplify the subsequent measurement of goodwill, eliminating “Step 2” from the goodwill impairment test (ASU 2017-04). In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amended guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and subsequently recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance is first effective for our financial report covering the quarter ended December 31, 2019; however, early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We will adopt this simplification guidance in the earliest period it applies to our facts and circumstances.

In March 2017, the FASB issued guidance that requires certain premiums on callable debt securities to be amortized to the earliest call date instead of the contractual life of the security (ASU 2017-08). Discounts on callable debt securities will continue to be amortized to the contractual maturity date. This guidance is first effective for our financial report covering the quarter ended December 31, 2019; however, early adoption is permitted. The guidance will be adopted using a modified retrospective approach. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

In May 2017, the FASB issued amended guidance that clarifies when changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting (ASU 2017-09). The amended guidance states an entity should account for the effects of a modification unless certain criteria are met which include that the modified award has the same fair value, vesting conditions and classification as the original award. The guidance is first effective for our financial report covering the quarter ended December 31, 2019; however, early adoption is permitted. Given that this guidance applies to specific transactions and would only become relevant in certain circumstances, we are unable to estimate the impact, if any, this new guidance may have on our financial position.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

For a description of our risk management policies, including a discussion of our primary market risk exposures, which include market risk and interest rate risk, as well as a discussion of our equity price risk, foreign exchange risk, credit risk, liquidity risk, operational risk, and regulatory and legal risk, and a discussion of how these exposures are managed, refer to Item 7A on pages 83 - 98 of our 2016 Form 10-K.

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

See Notes 5, 6, 7 and 14 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for fair value and other information regarding our trading inventories, available-for-sale securities and derivative instruments.

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

The Fed’s MRR requires us to perform daily back testing procedures of our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income, and intraday trading. Based on these daily “ex ante” versus “ex post” comparisons, we verify that the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the nine months ended June 30, 2017, our regulatory-defined daily loss in our trading portfolios exceeded our predicted VaR once.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

The following table sets forth the high, low, and daily average VaR for all of our trading portfolios, including fixed income, equity, and derivative instruments, as of the period and dates indicated:

	Nine months ended June 30, 2017			VaR at
	High	Low	Daily Average	June 30, 2017	September 30, 2016
	(in thousands)
Daily VaR	$2,952	$1,113	$1,852	$1,794	$1,804

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

Should markets suddenly become more volatile, actual trading losses may exceed VaR results presented on a single day and might accumulate over a longer time horizon, such as a number of consecutive trading days. Accordingly, management applies additional controls including position limits, a daily review of trading results, review of the status of aged inventory, independent controls on pricing, monitoring of concentration risk, review of issuer ratings and stress testing. We utilize stress testing to complement our VaR analysis so as to measure risk under historical and hypothetical adverse scenarios. During volatile markets we may choose to pare our trading inventories to reduce risk.

As a part of our fixed income public finance operations, RJ&A enters into forward commitments to purchase GNMA or FNMA MBS which are issued on behalf of various state and local housing finance agencies (see further discussion of these activities within “financial instruments owned, financial instruments sold but not purchased and fair value” in Note 2 on page 112 of our 2016 Form 10-K).  These activities result in exposure to interest rate risk. In order to hedge the interest rate risk to which RJ&A would otherwise be exposed between the date of the commitment and the date of sale of the MBS, RJ&A enters into TBA security contracts with investors for generic MBS securities at specific rates and prices to be delivered on settlement dates in the future. See Note 17 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these activities and the related balances outstanding as of June 30, 2017.

Banking operations

RJ Bank maintains an earning asset portfolio that is comprised of C&I loans, tax-exempt loans, SBL, and commercial and residential real estate loans, as well as MBS and CMOs (both of which are held in the available-for-sale securities portfolio), Small Business Administration (“SBA”) loan securitizations and a trading portfolio of corporate loans.  Those earning assets are primarily funded by RJ Bank’s obligations to customers (i.e., customer deposits).  Based on its current earning asset portfolio, RJ Bank is subject to interest rate risk.  As a result of an extended period of low market interest rates, the majority of RJ Bank’s adjustable rate assets and liabilities have experienced a reduction in interest rate yields and costs that reflect these low market interest rates.  During the current period, RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity, including the economic value of equity (“EVE”) are described in Item 7A on page 85 of our 2016 Form 10-K. There were no material changes to these methods during the nine months ended June 30, 2017.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model:

Instantaneous changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)
+300	$590,589	(9.20)%
+200	$604,636	(7.04)%
+100	$622,383	(4.32)%
0	$650,453	—
-100	$550,775	(15.32)%

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

The following table presents an analysis of RJ Bank’s estimated EVE sensitivity based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model:

Instantaneous changes in rate	Projected change in EVE

+300	(19.87)%
+200	(14.41)%
+100	(7.88)%
0	—
-100	(13.00)%

The following table shows the contractual maturities of RJ Bank’s loan portfolio at June 30, 2017, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One year or less	> One year – five years	> 5 years	Total (1)
	(in thousands)
Loans held for sale	$—	$118	$166,491	$166,609
Loans held for investment:
C&I loans	86,833	4,106,390	3,060,548	7,253,771
CRE construction loans	27,522	82,362	—	109,884
CRE loans	494,328	2,020,979	569,364	3,084,671
Tax-exempt loans	—	5,250	981,540	986,790
Residential mortgage loans	2,232	2,742	2,957,943	2,962,917
SBL	2,275,878	3,511	—	2,279,389
Total loans held for investment	2,886,793	6,221,234	7,569,395	16,677,422
Total loans	$2,886,793	$6,221,352	$7,735,886	$16,844,031

(1)	Excludes any net unearned income and deferred expenses.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at June 30, 2017:

	Interest rate type
	Fixed	Adjustable		Total (1)
	(in thousands)
Loans held for sale	$3,265	$163,344		$166,609
Loans held for investment:
C&I loans	3,200	7,163,738	(2)	7,166,938
CRE construction loans	—	82,362	(2)	82,362
CRE loans	43,274	2,547,069	(2)	2,590,343
Tax-exempt loans	986,790	—		986,790
Residential mortgage loans	223,842	2,736,843	(2) (3)	2,960,685
SBL	3,511	—		3,511
Total loans held for investment	1,260,617	12,530,012		13,790,629
Total loans	$1,263,882	$12,693,356		$13,957,238

(1)	Excludes any net unearned income and deferred expenses.

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

Other

Within our available-for-sale securities portfolio, we hold ARS, which are long-term variable rate securities tied to short-term interest rates. Refer to the discussion of the interest rate risk associated with these securities in Item 7A on page 87 of our 2016 Form 10-K, and see Notes 5 and 7 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for fair value and other information regarding such securities as of June 30, 2017.

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

We have foreign exchange risk in our investment in RJ Ltd., of CDN $332 million at June 30, 2017, which is not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in other comprehensive income/(loss) (“OCI”) on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 18 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information regarding all of our components of OCI.

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

Several factors were taken into consideration in evaluating the allowance for loan losses at June 30, 2017, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate. There was no material change in RJ Bank’s methodology for determining the allowance for loan losses during the nine months ended June 30, 2017.

Changes in the allowance for loan losses of RJ Bank are as follows:

	Nine months ended June 30,
	2017	2016
	($ in thousands)
Allowance for loan losses, beginning of year	$197,378	$172,257
Provision for loan losses	13,097	26,991
Charge-offs:
C&I loans	(24,298)	(2,476)
Residential mortgage loans	(742)	(963)
Total charge-offs	(25,040)	(3,439)
Recoveries:
CRE loans	5,013	—
Residential mortgage loans	981	841
SBL	—	77
Total recoveries	5,994	918
Net charge-offs	(19,046)	(2,521)
Foreign exchange translation adjustment	174	155
Allowance for loan losses, end of period	$191,603	$196,882
Allowance for loan losses to bank loans outstanding	1.15%	1.33%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

The primary factor resulting in the decreased provision and allowance for loan losses as compared to the prior year was significantly lower corporate loan growth during the current year, partially offset by the impact of higher growth in the residential mortgage, securities-based and tax-exempt loan portfolios which have lower allowance percentages. This positive impact was partially offset by additional provision during the current year for corporate loans in specific industry sectors. Reflecting this change in loan portfolio mix and an overall improvement in credit quality, the total allowance for loan losses to total bank loans outstanding declined to 1.15% at June 30, 2017 from 1.33% at June 30, 2016.

The following table presents net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment:

	Three months ended June 30,				Nine months ended June 30,
	2017		2016		2017		2016
	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$(1,605)	0.09%	$(782)	0.04%	$(24,298)	0.44%	$(2,476)	0.05%
CRE loans	—	—	—	—	5,013	0.24%	—	—
Residential mortgage loans	444	0.06%	44	0.01%	239	0.01%	(122)	0.01%
SBL	—	—	56	0.01%	—	—	77	0.01%
Total	$(1,161)	0.03%	$(682)	0.02%	$(19,046)	0.16%	$(2,521)	0.02%

The level of charge-off activity is a factor that is considered in evaluating the potential for severity of future credit losses. Net charge-offs for the nine months ended June 30, 2017 increased $17 million as compared to the prior year, which was driven by the resolution of one corporate C&I loan resulting in a significant charge-off during the current year.

The table below presents nonperforming loans and total allowance for loan losses:

	June 30, 2017		September 30, 2016
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	(in thousands)
Loans held for investment:
C&I loans	$6,244	$(118,975)	$35,194	$(137,701)
CRE construction loans	—	(1,698)	—	(1,614)
CRE loans	—	(47,991)	4,230	(36,533)
Tax-exempt loans	—	(5,049)	—	(4,100)
Residential mortgage loans	36,712	(12,188)	41,783	(12,664)
SBL	—	(5,702)	—	(4,766)
Total	$42,956	$(191,603)	$81,207	$(197,378)
Total nonperforming loans as a % of RJ Bank total loans	0.26%		0.53%

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased during the nine months ended June 30, 2017.  This decrease was due to a $29 million decrease in nonperforming C&I loans, a $5 million decrease in nonperforming residential mortgage loans, and a $4 million decrease in nonperforming CRE loans.  Included in nonperforming residential mortgage loans are $33 million in loans for which $17 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance.

The nonperforming loan balances above exclude $14 million as of both June 30, 2017 and September 30, 2016, respectively, of residential TDRs which were returned to accrual status in accordance with our policy.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described on pages 92 - 93 of our 2016 Form 10-K. There were no material changes in RJ Bank’s underwriting policies during the nine months ended June 30, 2017.

Risk monitoring process

The credit risk strategy component of ongoing risk monitoring and review processes at RJ Bank for all residential, SBL and corporate credit exposures, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies, are discussed on pages 93 - 96 of our 2016 Form 10-K. There were no material changes to those processes and policies during the nine months ended June 30, 2017.

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

At June 30, 2017, loans over 30 days delinquent (including nonperforming loans) decreased to 0.84% of residential mortgage loans outstanding, compared to 1.20% over 30 days delinquent at September 30, 2016.  Additionally, our June 30, 2017 percentage compares favorably to the national average for over 30 day delinquencies of 3.90% as most recently reported by the Fed. RJ Bank’s significantly lower delinquency rate as compared to its peers is the result of our uniform underwriting policies, the lack of subprime loans and the limited amount of non-traditional loan products.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents a summary of delinquent residential mortgage loans:

	Amount of delinquent residential loans			Delinquent residential loans as a percentage of outstanding loan balances
	30-89 days	90 days or more	Total (1)	30-89 days	90 days or more	Total (1)
	($ in thousands)
June 30, 2017
Residential mortgage loans:
First mortgage loans	$1,791	$23,215	$25,006	0.06%	0.79%	0.85%
Home equity loans/lines	—	18	18	—	0.07%	0.07%
Total residential mortgage loans	$1,791	$23,233	$25,024	0.06%	0.78%	0.84%

September 30, 2016
Residential mortgage loans:
First mortgage loans	$3,950	$25,429	$29,379	0.16%	1.05%	1.21%
Home equity loans/lines	—	20	20	—	0.10%	0.10%
Total residential mortgage loans	$3,950	$25,449	$29,399	0.16%	1.04%	1.20%

(1)	Comprised of loans which are two or more payments past due as well as loans in process of foreclosure.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

June 30, 2017			September 30, 2016
	Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans		Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans
CA (1)	23.5%	4.2%	CA (1)	24.3%	3.9%
FL	18.3%	3.2%	FL	18.1%	2.9%
TX	7.8%	1.4%	TX	6.8%	1.1%
NY	6.7%	1.2%	NY	5.3%	0.8%
IL	3.3%	0.6%	IL	3.5%	0.6%

(1)
Includes loans purchased from a large investment grade institution that has full repurchase recourse for any delinquent loans. Such loans have an impact of 3.2% and 4.2% in the computation of loans outstanding as a percentage of RJ Bank total residential mortgage loans, and 0.6% and 0.7% in the computation of loans outstanding as a percentage of RJ Bank total loans as of June 30, 2017 and September 30, 2016, respectively.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At June 30, 2017 and September 30, 2016, these loans totaled $574 million and $308 million, respectively, or 20% and 10% of the residential mortgage portfolio, respectively.  At June 30, 2017, the balance of amortizing, former interest-only, loans totaled $361 million.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at June 30, 2017, begins amortizing is 6.6 years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The outstanding balance of loans that were interest-only at origination and based on their contractual terms are scheduled to reprice are as follows:

June 30, 2017
(in thousands)
One year or less	$16,781
Over one year through two years	13,622
Over two years through three years	26,503
Over three years through four years	22,407
Over four years through five years	98,889
Over five years	396,166
Total outstanding residential interest-only loan balance	$574,368

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent weighted-average LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	June 30, 2017	September 30, 2016
Residential first mortgage loan weighted-average LTV/FICO	64%/763	65%/760

Corporate loans

Other than loans classified as nonperforming, the amount of loans that were delinquent greater than 30 days was not significant as of June 30, 2017.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

June 30, 2017			September 30, 2016
	Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans		Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans
Office (real estate)	6.2%	4.3%	Office (real estate)	5.6%	4.0%
Retail real estate	5.6%	3.8%	Hospitality	5.2%	3.7%
Consumer products and services	5.3%	3.7%	Consumer products and services	5.0%	3.6%
Hospitality	5.3%	3.6%	Retail real estate	4.6%	3.3%
Power & infrastructure	5.1%	3.5%	Power & infrastructure	4.6%	3.3%

RJ Bank’s energy loan portfolio is primarily comprised of loans to mid-stream pipeline and other borrowers that are not directly exposed to the commodity. At June 30, 2017, the total commitment for these loans was $611 million, of which $282 million was outstanding, representing 2% of both RJ Bank’s total corporate loan portfolio and RJ Bank’s total loans. At June 30, 2017, $34 million of this outstanding balance is rated as criticized loans, a decrease from $83 million at September 30, 2016. As of June 30, 2017, RJ Bank had an allowance for loan losses of $11 million for its energy loan portfolio, representing 4% of this loan portfolio.

Liquidity risk

See the section entitled “Liquidity and capital resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cyber security incidents. See pages 96 - 97 of our 2016

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes. There have been no material changes in such processes during the nine months ended June 30, 2017.

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

There have been no material changes in our risk mitigation processes during the nine months ended June 30, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We and one of our financial advisors were named defendants in various lawsuits related to an alleged fraudulent scheme, created in 2007, conducted by Ariel Quiros (“Quiros”) and William Stenger (“Stenger”) involving the misuse of EB-5 visa program investor funds in connection with the Jay Peak ski resort in Vermont and associated limited partnerships (“Jay Peak”). Plaintiffs in the lawsuits allege that Quiros misused $200 million of the amounts raised by the limited partnerships and misappropriated $50 million for his personal benefit. There were six civil court actions pending in which we or one of our subsidiaries were named. The plaintiffs variously demanded, among other things, compensatory damages, treble damages under RICO and punitive damages.
In April 2017, RJA entered into an agreement regarding a proposed final, comprehensive settlement of all past, present and future investor claims against us relating to the Jay Peak matters. Under the agreement, we will pay to the SEC-appointed receiver for the Jay Peak entities an aggregate of $150 million which includes $4.5 million previously paid in our settlement with the State of Vermont. The settlement amount, net of amounts previously paid, is included in Trade and other payables in our Condensed Consolidated Statements of Financial Condition as of June 30, 2017. The agreement further provided that the court would issue

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

a bar order stipulating that no further civil actions will be commenced or prosecuted against us (other than by governmental bodies or agencies) on the basis of the events underlying the litigation. In addition, the settlement provides us with the right to recover some of our settlement payments through sharing in proceeds of certain third-party recoveries that may be obtained by or on behalf of the receiver or the receivership entities. On June 30, 2017, the court issued a final order approving the proposed settlement agreement and barring all existing or potential future claims against us for any actions or damages associated with the Jay Peak matters. The time period for appealing this final order expires 60 days following issuance of the order.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described below. The following table presents information on our purchases of our own stock, on a monthly basis, for the nine months ended June 30, 2017:

	Total number of shares purchased (1)	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in thousands) at each month-end, of securities that may yet be purchased under the plans or programs
October 1, 2016 – October 31, 2016	13,245	$60.46	—	$135,671
November 1, 2016 – November 30, 2016	157,010	$73.12	—	$135,671
December 1, 2016 – December 31, 2016	189,500	$72.70	—	$135,671
First quarter	359,755	$72.43	—

January 1, 2017 – January 31, 2017	15,096	$71.28	—	$135,671
February 1, 2017 – February 28, 2017	15,251	$79.33	—	$135,671
March 1, 2017 – March 31, 2017	9,077	$79.13	—	$135,671
Second quarter	39,424	$76.20	—

April 1, 2017 – April 30, 2017	29,329	$74.14	—	$135,671
May 1, 2017 – May 31, 2017	5,408	$73.94	—	$135,671
June 1, 2017 – June 30, 2017	7,128	$76.16	—	$135,671
Third quarter	41,865	$74.46	—
Fiscal year-to-date total	441,044	$72.96	—

(1)
Of the total for the nine months ended June 30, 2017, share purchases for the trust fund established to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiaries approximated 76 thousand shares, for a total consideration of $6 million (for more information on this trust fund, see Note 2 of the Notes to Consolidated Financial Statements on page 125 of our 2016 Form 10-K, and Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q). These activities do not utilize the repurchase authority presented in the table above.

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  Of the total for the nine months ended June 30, 2017, shares surrendered to us by employees for such purposes approximated 365 thousand shares, for a total consideration of $27 million. These activities do not utilize the repurchase authority presented in the table above.

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

3.2
Amended and Restated By-Laws of Raymond James Financial, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2015.

4.1
Sixth (Reopening) Supplemental Indenture, dated as of May 10, 2017 (for the 4.950% Senior Notes due 2046), between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 10, 2017.

10.1
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

10.2
Second Amendment to Credit Agreement, dated as of May 5, 2017, among Raymond James Financial, Inc., the Lenders party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2017.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	August 8, 2017	/s/ Paul C. Reilly
Paul C. Reilly
Chairman and Chief Executive Officer

Date:	August 8, 2017	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance Chief Financial Officer and Treasurer