Form 10-Q
period 2017-12-31
RAYMOND JAMES FINANCIAL INC
filed 2018-02-08
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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

145,614,962 shares of common stock as of February 7, 2018

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in thousands, except per share amounts	December 31, 2017	September 30, 2017
Assets:
Cash and cash equivalents	$3,897,529	$3,669,672
Assets segregated pursuant to regulations and other segregated assets	3,569,414	3,476,085
Securities purchased under agreements to resell	307,742	404,462
Securities borrowed	184,971	138,319
Financial instruments, at fair value:
Trading instruments (includes $302,713 and $357,099 pledged as collateral)	597,579	564,263
Available-for-sale securities	2,393,321	2,188,282
Derivative assets	292,140	318,775
Private equity investments	189,033	198,779
Other investments (includes $38,591 and $6,640 pledged as collateral)	265,170	220,980
Brokerage client receivables, net	2,666,268	2,766,771
Receivables from brokers, dealers and clearing organizations	219,036	268,021
Other receivables	642,542	652,769
Bank loans, net	17,697,298	17,006,795
Loans to financial advisors, net	890,072	873,272
Investments in real estate partnerships held by consolidated variable interest entities	110,662	111,743
Property and equipment, net	454,115	437,374
Deferred income taxes, net	199,507	313,486
Goodwill and identifiable intangible assets, net	651,339	493,183
Other assets	857,161	780,425
Total assets	$36,084,899	$34,883,456

Liabilities and equity:
Bank deposits	$18,725,545	$17,732,362
Securities sold under agreements to repurchase	229,036	220,942
Securities loaned	290,307	383,953
Financial instruments sold but not yet purchased, at fair value:
Trading instruments	213,024	221,449
Derivative liabilities	356,505	356,964
Brokerage client payables	5,820,347	5,411,829
Payables to brokers, dealers and clearing organizations	189,144	172,714
Accrued compensation, commissions and benefits	793,687	1,059,996
Other payables	582,548	567,045
Other borrowings	1,532,826	1,514,012
Senior notes payable	1,548,975	1,548,839
Total liabilities	30,281,944	29,190,105
Commitments and contingencies (see Note 14)
Equity
Preferred stock; $.10 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 155,497,352 and 154,228,235 shares issued as of December 31, 2017 and September 30,2017, respectively, and 145,153,686 and 144,096,521 shares outstanding as of December 31, 2017 and September 30, 2017, respectively	1,555	1,542
Additional paid-in capital	1,705,308	1,645,397
Retained earnings	4,420,368	4,340,054
Treasury stock, at cost; 10,311,191 and 10,084,038 common shares as of December 31, 2017 and September 30, 2017, respectively	(410,029)	(390,081)
Accumulated other comprehensive loss	(20,454)	(15,199)
Total equity attributable to Raymond James Financial, Inc.	5,696,748	5,581,713
Noncontrolling interests	106,207	111,638
Total equity	5,802,955	5,693,351
Total liabilities and equity	$36,084,899	$34,883,456
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
$ in thousands, except per share amounts	2017	2016
Revenues:
Securities commissions and fees	$1,103,566	$984,385
Investment banking	64,902	61,425
Investment advisory and related administrative fees	142,023	108,243
Interest	231,729	182,782
Account and service fees	184,301	148,791
Net trading profit	19,870	20,555
Other	19,201	22,587
Total revenues	1,765,592	1,528,768
Interest expense	(39,431)	(35,966)
Net revenues	1,726,161	1,492,802
Non-interest expenses:
Compensation, commissions and benefits	1,152,767	1,006,467
Communications and information processing	83,731	72,161
Occupancy and equipment costs	49,814	46,052
Business development	33,793	35,362
Investment sub-advisory fees	22,321	19,295
Bank loan loss provision/(benefit)	1,016	(1,040)
Acquisition-related expenses	3,927	12,666
Other	67,108	94,324
Total non-interest expenses	1,414,477	1,285,287
Income including noncontrolling interests and before provision for income taxes	311,684	207,515
Provision for income taxes	192,401	59,812
Net income including noncontrolling interests	119,283	147,703
Net income attributable to noncontrolling interests	441	1,136
Net income attributable to Raymond James Financial, Inc.	$118,842	$146,567

Earnings per common share – basic	$0.82	$1.03
Earnings per common share – diluted	$0.80	$1.00
Weighted-average common shares outstanding – basic	144,469	142,110
Weighted-average common and common equivalent shares outstanding – diluted	148,261	145,675

Net income attributable to Raymond James Financial, Inc.	$118,842	$146,567
Other comprehensive income/(loss), net of tax: (1)
Unrealized loss on available-for-sale securities and non-credit portion of other-than-temporary impairment losses	(11,953)	(4,146)
Unrealized gain/(loss) on currency translations, net of the impact of net investment hedges	(187)	1,001
Unrealized gain on cash flow hedges	6,885	25,738
Total comprehensive income	$113,587	$169,160

(1)	All components of other comprehensive income/(loss), net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended December 31,
$ in thousands, except per share amounts	2017	2016
Common stock, par value $.01 per share:
Balance, beginning of year	$1,542	$1,513
Share issuances	13	17
Balance, end of period	1,555	1,530

Additional paid-in capital:
Balance, beginning of year	1,645,397	1,498,921
Employee stock purchases	5,522	4,743
Exercise of stock options and vesting of restricted stock units, net of forfeitures	20,953	18,969
Restricted stock, stock option and restricted stock unit expense	33,373	30,971
Other	63	(322)
Balance, end of period	1,705,308	1,553,282

Retained earnings:
Balance, beginning of year	4,340,054	3,834,781
Net income attributable to Raymond James Financial, Inc.	118,842	146,567
Cash dividends declared	(38,417)	(34,274)
Other	(111)	—
Balance, end of period	4,420,368	3,947,074

Treasury stock:
Balance, beginning of year	(390,081)	(362,937)
Purchases/surrenders	(7,183)	(8,474)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(12,765)	(16,458)
Balance, end of period	(410,029)	(387,869)

Accumulated other comprehensive loss: (1)
Balance, beginning of year	(15,199)	(55,733)
Net change in unrealized loss on available-for-sale securities and non-credit portion of other-than-temporary impairment losses, net of tax	(11,953)	(4,146)
Net change in currency translations and net investment hedges, net of tax	(187)	1,001
Net change in cash flow hedges, net of tax	6,885	25,738
Balance, end of period	(20,454)	(33,140)
Total equity attributable to Raymond James Financial, Inc.	$5,696,748	$5,080,877

Noncontrolling interests:
Balance, beginning of year	$111,638	$146,431
Net income attributable to noncontrolling interests	441	1,136
Capital contributions	—	4,998
Distributions	(5,977)	(26,557)
Other	105	(2,284)
Balance, end of period	106,207	123,724
Total equity	$5,802,955	$5,204,601

(1) All components of other comprehensive loss, net of tax, are attributable to Raymond James Financial, Inc.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended December 31,
$ in thousands	2017	2016
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$118,842	$146,567
Net income attributable to noncontrolling interests	441	1,136
Net income including noncontrolling interests	119,283	147,703
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	23,289	19,941
Deferred income taxes	121,273	10,928
Premium and discount amortization on available-for-sale securities and unrealized gain on other investments	(496)	(10,185)
Provisions for loan losses, legal and regulatory proceedings and bad debts	9,265	33,017
Share-based compensation expense	34,417	32,572
Compensation expense payable in common stock of an acquiree	3,925	7,973
Unrealized gain on company owned life insurance, net of expenses	(16,859)	(5,088)
Other	5,693	(5,724)
Net change in:
Assets segregated pursuant to regulations and other segregated assets	(96,759)	1,006,933
Securities purchased under agreements to resell, net of securities sold under agreements to repurchase	104,290	120,393
Securities loaned, net of securities borrowed	(140,229)	(232,438)
Loans provided to financial advisors, net of repayments	(21,928)	(14,554)
Brokerage client receivables and other accounts receivable, net	123,512	83,887
Trading instruments, net	(46,547)	152,474
Derivative instruments, net	30,449	38,447
Other assets	(18,799)	84,289
Brokerage client payables and other accounts payable	466,763	(481,542)
Accrued compensation, commissions and benefits	(266,453)	(216,889)
Proceeds from sales of securitizations and loans held for sale, net of purchases and originations of loans held for sale	(108,470)	35,162
Net cash provided by operating activities	325,619	807,299

Cash flows from investing activities:
Additions to property, buildings and equipment, including software	(35,949)	(78,371)
Increase in bank loans, net	(645,197)	(774,376)
Proceeds from sales of loans held for investment	21,580	54,163
Purchases of available-for-sale securities	(339,580)	(377,235)
Available-for-sale securities maturations, repayments and redemptions	114,139	56,647
Proceeds from sales of available-for-sale securities	—	7,308
Business acquisition, net of cash acquired	(159,200)	—
Other investing activities, net	(29,669)	17,124
Net cash used in investing activities	(1,073,876)	(1,094,740)

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued from previous page)

	Three months ended December 31,
$ in thousands	2017	2016
Cash flows from financing activities:
Proceeds from borrowings on the RJF Credit Facility	300,000	—
Proceeds from/(repayments of) short-term borrowings, net	(280,000)	208,400
Proceeds from Federal Home Loan Bank advances	—	100,000
Repayments of Federal Home Loan Bank advances and other borrowed funds	(1,186)	(1,138)
Exercise of stock options and employee stock purchases	25,954	24,143
Increase in bank deposits	993,183	927,243
Purchases of treasury stock	(20,243)	(26,058)
Dividends on common stock	(32,499)	(31,255)
Distributions to noncontrolling interests, net	(5,977)	(26,557)
Net cash provided by financing activities	979,232	1,174,778

Currency adjustment:
Effect of exchange rate changes on cash	(3,118)	(9,514)
Net increase in cash and cash equivalents	227,857	877,823
Cash and cash equivalents at beginning of year	3,669,672	1,650,452
Cash and cash equivalents at end of period	$3,897,529	$2,528,275

Supplemental disclosures of cash flow information:
Cash paid for interest	$28,026	$32,442
Cash paid for income taxes	$8,515	$13,710

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Raymond James Financial, Inc. (“RJF,” the “firm” or the “Company”) is a financial holding company whose broker-dealer subsidiaries are engaged in various financial services businesses, including the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products.  In addition, other subsidiaries of RJF provide investment management services for retail and institutional clients, corporate and retail banking services, and trust services.  For further information about our business segments, see Note 20. As used herein, the terms “we,” “our” or “us” refer to RJF and/or one or more of its subsidiaries.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100% owned subsidiaries. In addition we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 and Note 10 of our Annual Report on Form 10-K (the “2017 Form 10-K”) for the year ended September 30, 2017, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and in Note 9 herein. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

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

The nature of our business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our 2017 Form 10-K. To prepare condensed consolidated financial statements in conformity with GAAP, we must make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates and could have a material impact on the condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 of our 2017 Form 10-K. There have been no significant changes in our significant accounting policies since September 30, 2017.

Loans to financial advisors, net

As more fully described in Note 2 of our 2017 Form 10-K, we offer loans to financial advisors and certain other key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes. We present the outstanding balance of “Loans to financial advisors, net” on our Condensed Consolidated Statements of Financial Condition, net of the allowance for doubtful accounts. Of the gross balance outstanding, the portion associated with financial advisors who are no longer affiliated with us was approximately $26 million and $22 million at December 31, 2017 and September 30, 2017, respectively. Our allowance for doubtful accounts was approximately $9 million and $8 million at December 31, 2017 and September 30, 2017, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recent accounting developments

Accounting guidance not yet adopted

Revenue recognition - In May 2014, the FASB issued new guidance regarding revenue recognition (ASU 2014-09). The new guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also provides guidance on accounting for certain contract costs and requires additional disclosures. This new revenue recognition guidance, including subsequent amendments, is first effective for our fiscal year beginning on October 1, 2018 and allows for full retrospective adoption or modified retrospective adoption. Although, early adoption is permitted for fiscal years beginning after December 15, 2016, we do not plan to early adopt. Upon adoption, we plan to use a modified retrospective approach, with a cumulative effect adjustment to opening retained earnings. Our implementation efforts include identifying revenues and costs within the scope of the standard, analyzing contracts and reviewing potential changes to our existing revenue recognition accounting policies. Based on our implementation efforts to date, we expect that we will be required to change our current presentation of certain costs from a net presentation within revenues to a gross presentation, particularly with respect to merger & acquisitions advisory transactions and underwriting transactions. We are still evaluating the impact the adoption of this new guidance will have on our financial position and results of operations. We are also still evaluating the impact to our disclosures as a result of adopting this new guidance.

Financial instruments - In January 2016, the FASB issued new guidance related to the accounting for financial instruments (ASU 2016-01). Among its provisions, this new guidance:

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

This new guidance is effective for our fiscal year beginning on October 1, 2018, generally under a modified retrospective approach, with the exception of the amendments related to equity investments without a readily determinable fair value and the use of an exit price notion to measure financial instruments for disclosure purposes, which will be applied prospectively as of the date of adoption. Early adoption is generally not permitted. We are evaluating the impact, if any, the adoption of this new guidance will have on our financial position and results of operations.

Lease accounting - In February 2016, the FASB issued new guidance related to the accounting for leases (ASU 2016-02). The new guidance requires the recognition of assets and liabilities on the balance sheet related to the rights and obligations created by lease agreements with terms greater than twelve months, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease will primarily depend upon its classification as a finance or operating lease. The new guidance requires new disclosures to help financial statement users better understand the amount, timing and cash flows arising from leases. This new guidance, including subsequent amendments, is first effective for our fiscal year beginning on October 1, 2019. Although early adoption is permitted, we do not plan to early adopt. Upon adoption, we will use a modified retrospective approach, with a cumulative effect adjustment to opening retained earnings. Our implementation efforts include reviewing existing leases and service contracts, which may include embedded leases. This new guidance will impact our financial position and results of operations. We are evaluating the magnitude of such impact.

Credit losses - In June 2016, the FASB issued new guidance related to the measurement of credit losses on financial instruments (ASU 2016-13). The amended guidance involves several aspects of the accounting for credit losses related to certain financial instruments including assets measured at amortized cost, available-for-sale debt securities and certain off-balance sheet commitments. The new guidance broadens the information that an entity must consider in developing its estimated credit losses expected to occur over the

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

remaining life of assets measured either collectively or individually to include historical experience, current conditions and reasonable and supportable forecasts, replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses (“CECL”) model.  The new guidance expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating credit losses and requires new disclosures of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This new guidance is first effective for our fiscal year beginning October 1, 2020 and will be adopted under a modified retrospective approach. Early adoption is permitted although not prior to our fiscal year beginning October 1, 2019. We have begun our implementation and evaluation efforts by establishing a cross-functional team to assess the required changes to our credit loss estimation methodologies and systems, as well as determine additional data and resources required to comply with the new guidance. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations, which will depend on, among other things, the current and expected macroeconomic conditions and the nature and characteristics of financial assets held by us on the date of adoption.

Statement of Cash Flows (classification of certain cash receipts and cash payments) - In August 2016, the FASB issued amended guidance related to the Statement of Cash Flows (ASU 2016-15). The amended guidance involves several aspects of the classification of certain cash receipts and cash payments including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. This amended guidance is first effective for our fiscal year beginning October1, 2018 and will be adopted under a retrospective approach. Early adoption is permitted. The adoption of this new guidance will impact our Statement of Cash Flows and will not have an impact on our financial position and results of operations.

Income tax impact of intra-entity transfers of assets - In October 2016, the FASB issued new guidance related to the accounting for income tax consequences of intra-entity transfers of assets (ASU 2016-16). Current GAAP prohibits the recognition of current and deferred income taxes for intra-entity asset transfers until the asset has been sold to an outside party. Under this new guidance, an entity should recognize the income tax consequences of an inter-entity transfer of an asset when the transfer occurs. This guidance is first effective for our fiscal year beginning October 1, 2018 and will be adopted under a retrospective approach. Early adoption is permitted. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

Statement of Cash Flows (restricted cash) - In November 2016, the FASB issued new guidance related to the classification and presentation of changes in restricted cash on the Statement of Cash Flows (ASU 2016-18). Current GAAP does not provide guidance to address how to classify and present changes in restricted cash or restricted cash equivalents that occur when there are transfers between cash, cash equivalents and restricted cash or restricted cash equivalents and when there are direct cash receipts into restricted cash or restricted cash equivalents or direct cash payments made from restricted cash or restricted cash equivalents. Under the new guidance, an entity should present in their Statement of Cash Flows the changes during the period in the total of cash and cash equivalents and amounts described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and ending-of-period total amounts shown on the statement of cash flows. This guidance is first effective for our fiscal year beginning October 1, 2018 and will be adopted under a retrospective approach. Early adoption is permitted. We are evaluating the impact the adoption of this new guidance will have on our Consolidated Statements of Cash Flows.

Definition of a business - In January 2017, the FASB issued amended guidance related to the definition of a business (ASU 2017-01). This amended guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is first effective for our fiscal year beginning October 1, 2018 and will be adopted on a prospective basis. Early adoption is permitted. Given the adoption of this amended guidance is dependent upon the nature of future events and circumstances, we are unable to estimate the impact, if any, the adoption of this new guidance will have on our financial position and results of operations.

Goodwill - In January 2017, the FASB issued amended guidance to simplify the subsequent measurement of goodwill, eliminating “Step 2” from the goodwill impairment test (ASU 2017-04). In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under this amended guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and subsequently recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is first effective for our fiscal year beginning October 1, 2019 and will be adopted on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We will adopt this simplification guidance in the earliest period it applies to our facts and circumstances.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Callable debt securities - In March 2017, the FASB issued new guidance that requires certain premiums on callable debt securities to be amortized to the earliest call date instead of the contractual life of the security (ASU 2017-08). Discounts on callable debt securities will continue to be amortized to the contractual maturity date. This guidance is first effective for our fiscal year beginning on October 1, 2019 and will be adopted using a modified retrospective approach. Early adoption is permitted. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

Share-based payment awards - In May 2017, the FASB issued amended guidance that clarifies when changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting (ASU 2017-09). The amended guidance states an entity should account for the effects of a modification unless certain criteria are met which include that the modified award has the same fair value, vesting conditions and classification as the original award. This amended guidance is first effective for our fiscal year beginning October 1, 2018 and will be adopted on a prospective basis. Early adoption is permitted. Given that this guidance applies to specific transactions and would only become relevant in certain circumstances, we are unable to estimate the impact, if any, this amended guidance may have on our financial position and results of operations.

Derivatives and hedging (accounting for hedging activities) - In August 2017, the FASB issued new guidance amending its hedge accounting model (ASU 2017-12). Among other things, the new guidance:

•	Expands the ability to hedge nonfinancial and financial risk components.

•	Reduces complexity in fair value hedges of interest rate risk.

•	Eliminates the requirement to separately measure and report hedge ineffectiveness.

•	Generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item.

•	Modifies accounting for components excluded from the assessment of hedge effectiveness.

•	Eases certain documentation and hedge effectiveness assessment requirements.

The new guidance is first effective for our fiscal year beginning October 1, 2019 and the amendments are required to be applied to cash flow and net investment hedges that exist on the date of adoption on a modified retrospective basis. Changes to presentation and disclosure requirements are only required on a prospective basis. Early adoption is permitted. We are considering whether we will early adopt this new guidance and the timing thereof, as well as the impact it will have on our financial position and results of operations.

NOTE 3 – ACQUISITIONS

Acquisitions completed during fiscal year 2018

In November 2017, we completed our acquisition of 100% of the outstanding shares of Scout Investments, Inc. (the “Scout Group”), an asset management and distribution entity, from UMB Financial Corporation. The Scout Group includes Scout Investments (“Scout”) and its Reams Asset Management division (“Reams”), as well as Scout Distributors. The addition of Scout, an equity asset manager, and Reams, an institutional-focused fixed income specialist, broadened the investment solutions available to our clients and has been integrated into our Asset Management segment. For purposes of certain acquisition-related financial reporting requirements, the Scout Group acquisition was not considered a material acquisition. We accounted for this acquisition under the acquisition method of accounting with the assets and liabilities of the Scout Group recorded as of the acquisition date at their respective fair values in our condensed consolidated financial statements. The Scout Group’s results of operations have been included in our results prospectively from November 17, 2017.

Acquisition-related expenses

The “Acquisition-related expenses” presented in our Condensed Consolidated Statements of Income and Comprehensive Income for
the three months ended December 31, 2017 pertain to certain incremental expenses incurred in connection with the Scout Group acquisition. Acquisition-related expenses for the three months ended December 31, 2016 primarily related to our fiscal year 2016 acquisitions of the U.S. Private Client Services unit of Deutsche Bank Wealth Management (“Alex. Brown”) and MacDougall, MacDougall & MacTier Inc. (“3Macs”), which are described further in Note 3 of our 2017 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents a summary of acquisition-related expenses incurred in each respective period.

	Three months ended December 31,
$ in thousands	2017	2016
Legal and regulatory	$2,281	$553
Severance	990	4,803
Information systems integration costs	162	1,205
Acquisition and integration-related incentive compensation costs	—	5,474
Early termination costs of assumed contracts	—	1,324
Post-closing purchase price contingency	—	(2,251)
All other	494	1,558
Total acquisition-related expenses	$3,927	$12,666

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 – FAIR VALUE

Our “Financial instruments owned” and “Financial instruments sold, but not yet purchased” on our Condensed Consolidated Statements of Financial Condition are recorded at fair value under GAAP. For further information about such instruments and our significant accounting policies related to fair value see Note 2 and Note 4 of our 2017 Form 10-K. There have been no material changes to our valuation methodologies or our fair value accounting policies since our year ended September 30, 2017.

The tables below presents assets and liabilities measured at fair value on a recurring and nonrecurring basis. Netting adjustments represent the impact of counterparty and collateral netting on our derivative balances included in our Condensed Consolidated Statements of Financial Condition. See Note 6 for additional information.

$ in thousands	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Netting adjustments	Balance as of December 31, 2017
Assets at fair value on a recurring basis
Trading instruments
Municipal and provincial obligations	$122	$197,580	$—	$—	$197,702
Corporate obligations	11,069	33,723	—	—	44,792
Government and agency obligations	6,376	17,929	—	—	24,305
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	2,128	214,680	—	—	216,808
Non-agency CMOs and asset-backed securities (“ABS”)	—	52,244	5	—	52,249
Total debt securities	19,695	516,156	5	—	535,856
Equity securities	18,497	803	—	—	19,300
Brokered certificates of deposit	—	32,173	—	—	32,173
Other	27	7,511	2,712	—	10,250
Total trading instruments	38,219	556,643	2,717	—	597,579
Available-for-sale securities
Agency MBS and CMOs	—	2,285,051	—	—	2,285,051
Other securities	787	—	—	—	787
Auction rate securities (“ARS”) preferred securities	—	—	107,483	—	107,483
Total available-for-sale securities	787	2,285,051	107,483	—	2,393,321
Derivative assets
Interest rate contracts
Matched book	—	263,851	—	—	263,851
Other	—	58,660	—	(30,375)	28,285
Foreign exchange contracts	—	4	—	—	4
Total derivative assets	—	322,515	—	(30,375)	292,140
Private equity investments (1)
Not measured at NAV	—	—	88,810	—	88,810
Measured at NAV					100,223
Total private equity investments	—	—	88,810	—	189,033
Other investments (2)	263,978	859	333	—	265,170
Total assets at fair value on a recurring basis	$302,984	$3,165,068	$199,343	$(30,375)	$3,737,243

Assets at fair value on a nonrecurring basis
Bank loans, net
Impaired loans	$—	$16,347	$23,418	$—	$39,765
Loans held for sale (3)	—	69,057	—	—	69,057
Total assets at fair value on a nonrecurring basis	$—	$85,404	$23,418	$—	$108,822

(continued on next page)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued from previous page)

$ in thousands	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Netting adjustments	Balance as of December 31, 2017
Liabilities at fair value on a recurring basis
Trading instruments sold but not yet purchased
Municipal and provincial obligations	$742	$3,082	$—	$—	$3,824
Corporate obligations	608	7,394	—	—	8,002
Government obligations	183,510	—	—	—	183,510
Agency MBS and CMOs	328	—	—	—	328
Non-agency MBS and CMOs	—	—	—	—	—
Total debt securities	185,188	10,476	—	—	195,664
Equity securities	16,294	4	—	—	16,298
Other	4	—	1,058	—	1,062
Total trading instruments sold but not yet purchased	201,486	10,480	1,058	—	213,024
Derivative liabilities
Interest rate contracts
Matched book	—	263,851	—	—	263,851
Other	—	86,815	—	(42,284)	44,531
Foreign exchange contracts	—	19,710	—	—	19,710
Deutsche Bank restricted stock unit (“DBRSU”) obligation (equity)	—	28,413	—	—	28,413
Total derivative liabilities	—	398,789	—	(42,284)	356,505
Total liabilities at fair value on a recurring basis	$201,486	$409,269	$1,058	$(42,284)	$569,529

(1)
Of the total private equity investments, the portion we owned was $138 million as of December 31, 2017. The portion of the private equity investments we did not own was $51 million as of December 31, 2017 and was included as a component of noncontrolling interests in our Condensed Consolidated Statements of Financial Condition.

(2)
Includes $45 million of financial instruments that are related to obligations to perform under certain deferred compensation plans and Deutsche Bank AG (“DB”) shares with a fair value of $21 million as of December 31, 2017 which we hold as an economic hedge against the DBRSU obligation. See Notes 2 and 20 in our 2017 Form 10-K for additional information.

(3)	Loans classified as held for sale recorded at a fair value lower than cost.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

$ in thousands	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Netting adjustments	Balance as of September 30, 2017
Assets at fair value on a recurring basis
Trading instruments
Municipal and provincial obligations	$83	$221,884	$—	$—	$221,967
Corporate obligations	9,361	81,577	—	—	90,938
Government and agency obligations	6,354	28,977	—	—	35,331
Agency MBS and CMOs	913	133,070	—	—	133,983
Non-agency CMOs and ABS	—	28,442	5	—	28,447
Total debt securities	16,711	493,950	5	—	510,666
Equity securities	16,090	389	—	—	16,479
Brokered certificates of deposit	—	31,492	—	—	31,492
Other	32	—	5,594	—	5,626
Total trading instruments	32,833	525,831	5,599	—	564,263
Available-for-sale securities
Agency MBS and CMOs	—	2,081,079	—	—	2,081,079
Other securities	1,032	—	—	—	1,032
ARS preferred securities	—	—	106,171	—	106,171
Total available-for-sale securities	1,032	2,081,079	106,171	—	2,188,282
Derivative assets
Interest rate contracts
Matched book	—	288,035	—	—	288,035
Other	—	86,436	—	(55,728)	30,708
Foreign exchange contracts	—	32	—	—	32
Total derivative assets	—	374,503	—	(55,728)	318,775
Private equity investments (1)
Not measured at NAV	—	—	88,885	—	88,885
Measured at NAV					109,894
Total private equity investments	—	—	88,885	—	198,779
Other investments (2)	220,312	332	336	—	220,980
Total assets at fair value on a recurring basis	$254,177	$2,981,745	$200,991	$(55,728)	$3,491,079

Assets at fair value on a nonrecurring basis
Bank loans, net
Impaired loans	$—	$17,474	$23,994	$—	$41,468
Loans held for sale (3)	—	11,285	—	—	11,285
Total bank loans, net	—	28,759	23,994	—	52,753
Other assets: other real estate owned	—	880	—	—	880
Total assets at fair value on a nonrecurring basis	$—	$29,639	$23,994	$—	$53,633

(continued on next page)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued from previous page)

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

(1)
Of the total private equity investments, the portion we owned was $145 million as of September 30, 2017. The portion of the private equity investments we did not own was $54 million as of September 30, 2017, and was included as a component of noncontrolling interests in our Condensed Consolidated Statements of Financial Condition.

(2)
Includes $44 million of financial instruments that are related to obligations to perform under certain deferred compensation plans and DB shares with a fair value of $19 million as of September 30, 2017, which we hold as an economic hedge against the DBRSU obligation. See Notes 2 and 20 in our 2017 Form 10-K for additional information.

(3)	Loans classified as held for sale recorded at a fair value lower than cost.

Transfers between levels

We had $1 million in transfers of financial instruments from Level 1 to Level 2 during both the three months ended December 31, 2017 and 2016. These transfers were a result of decreased market activity in these instruments. There were no transfers from Level 2 to Level 1 during the three months ended December 31, 2017 and $1 million in transfers of financial instruments from Level 2 to Level 1 during the three months ended December 31, 2016. These transfers were a result of increased market activity in these instruments. Our policy is to treat transfers between levels of the fair value hierarchy as having occurred at the end of the reporting period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in Level 3 recurring fair value measurements

The tables below present the changes in fair value for Level 3 assets and liabilities measured at fair value on a recurring basis. The realized and unrealized gains and losses in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. Our policy is to treat transfers between levels of the fair value hierarchy as having occurred at the end of the reporting period.

Three months ended December 31, 2017 Level 3 instruments at fair value
	Financial assets					Financial liabilities
	Trading instruments		Available-for-sale securities	Private equity and other investments		Trading instruments
$ in thousands	Non-agency CMOs & ABS	Other	ARS - preferred securities	Private equity investments	Other investments	Other
Fair value beginning of period	$5	$5,594	$106,171	$88,885	$336	$—
Total gains/(losses) for the period
Included in earnings	—	(1,207)	—	2	(3)	(1,058)
Included in other comprehensive income	—	—	1,312	—	—	—
Purchases and contributions	—	20,279	—	—	—	—
Sales	—	(21,954)	—	(77)	—	—
Distributions	—	—	—	—	—	—
Transfers
Into Level 3	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—
Fair value end of period	$5	$2,712	$107,483	$88,810	$333	$(1,058)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$(243)	$1,312	$—	$(3)	$(1,058)

Three months ended December 31, 2016 Level 3 instruments at fair value
	Financial assets						Financial liabilities
	Trading instruments		Available-for-sale securities		Private equity and other investments		Trading instruments
$ in thousands	Non-agency CMOs & ABS	Other	ARS – municipals obligations	ARS - preferred securities	Private equity investments	Other investments	Other
Fair value beginning of period	$7	$6,020	$25,147	$100,018	$83,165	$441	$—
Total gains/(losses) for the period
Included in earnings	—	(2,589)	—	1	301	(8)	(1,792)
Included in other comprehensive income	—	—	217	3,857	—	—	—
Purchases and contributions	—	18,683	—	—	—	—	—
Sales	—	(11,062)	—	(23)	—	(15)	—
Distributions	—	—	—	—	—	—	—
Transfers
Into Level 3	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	(195)	—
Fair value end of period	$7	$11,052	$25,364	$103,853	$83,466	$223	$(1,792)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$(124)	$217	$3,856	$301	$—	$(1,792)

As of both December 31, 2017 and September 30, 2017, 10% of our assets and 2% of our liabilities were instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of December 31, 2017 and September 30, 2017 represented 5% and 6%, respectively, of our assets measured at fair value. Level 3 instruments as a percentage of total financial instruments decreased as compared to September 30, 2017, primarily as a result of the increase in total assets measured at fair value since September 30, 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the gains/(losses) related to Level 3 recurring fair value measurements included in our Condensed Consolidated Statements of Income and Comprehensive Income.

$ in thousands	Net trading profit	Other revenues	Other comprehensive income
For the three months ended December 31, 2017
Total gains/(losses) included in earnings	$(2,265)	$(1)	$1,312
Unrealized gains/(losses) for assets held at the end of the reporting period	$(1,301)	$(3)	$1,312

For the three months ended December 31, 2016
Total gains/(losses) included in earnings	$(4,381)	$294	$4,074
Unrealized gains/(losses) for assets held at the end of the reporting period	$(1,916)	$301	$4,073

Quantitative information about level 3 fair value measurements

The tables below present the valuation techniques and significant unobservable inputs used in the valuation of a significant majority of our financial instruments classified as level 3. These inputs represent those that a market participant would take into account when pricing these instruments.

Level 3 financial instrument $ in thousands	Fair value at December 31, 2017	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements
ARS preferred securities	$107,483	Discounted cash flow	Average discount rate	5.76% - 7.03% (6.32%)
			Average interest rates applicable to future interest income on the securities (1)	2.97% - 3.96% (3.12%)
			Prepayment year (2)	2018 - 2021 (2021)
Private equity investments (not measured at NAV)	$68,454	Income or market approach
		Scenario 1 - income approach - discounted cash flow	Discount rate	13% - 25% (22.4%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2020 - 2042 (2021)
		Scenario 2 - market approach - market multiple method	EBITDA Multiple	5.25 - 7.0 (5.8)
			Weighting assigned to outcome of scenario 1/scenario 2	87%/13%
	$20,356	Transaction price or other investment-specific events (3)	Not meaningful (3)	Not meaningful (3)
Nonrecurring measurements
Bank loans: impaired loans - residential	$20,421	Discounted cash flow	Prepayment rate	7 yrs - 12 yrs (10.3 yrs)
Bank loans: impaired loans - corporate	$2,997	Appraisal or discounted cash flow value (4)	Not meaningful (4)	Not meaningful (4)

(continued on next page)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued from previous page)

Level 3 financial instrument $ in thousands	Fair value at September 30, 2017	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements
ARS preferred securities	$106,171	Discounted cash flow	Average discount rate	5.46% - 6.81% (6.03%)
			Average interest rates applicable to future interest income on the securities (1)	2.58% - 3.44% (2.72%)
			Prepayment year (2)	2017 - 2021 (2021)
Private equity investments (not measured at NAV)	$68,454	Income or market approach:
		Scenario 1 - income approach - discounted cash flow	Discount rate	13% - 25% (22.4%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2020 - 2042 (2021)
		Scenario 2 - market approach - market multiple method	EBITDA Multiple	5.25 - 7.0 (5.8)
			Weighting assigned to outcome of scenario 1/scenario 2	87%/13%
	$20,431	Transaction price or other investment-specific events (3)	Not meaningful (3)	Not meaningful (3)
Nonrecurring measurements
Bank loans: impaired loans - residential	$20,736	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.4 yrs.)
Bank loans: impaired loans - corporate	$3,258	Appraisal or discounted cash flow value (4)	Not meaningful (4)	Not meaningful (4)

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

The future interest rate and maturity assumptions impacting the valuation of the auction rate securities are directly related. These securities generally have embedded penalty interest rate provisions in the event auctions fail to set the security’s interest rate. These penalty rates are based upon a stated interest rate spread over what is typically a short-term base interest rate index.  As short-term

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

interest rates rise, the penalty rate that is specified in the security increases.  Changes in interest rates impact the fair value of our ARS portfolio, as we estimate that at some level of increase in short-term interest rates, issuers of the securities will have the economic incentive to refinance (and thus prepay) the securities.  The faster and steeper short-term interest rates rise, the earlier prepayments will likely occur and the higher the fair value of the security. Therefore, the short-term interest rate assumption directly impacts the input related to the timing of any projected prepayment.

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

Investments in private equity measured at net asset value per share

As more fully described in Note 2 of our 2017 Form 10-K, as a practical expedient, we utilize net asset value (“NAV”) or its equivalent to determine the recorded value of a portion of our private equity portfolio. We utilize NAV when the fund investment does not have a readily determinable fair value and the NAV of the fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the investments at fair value.

Our private equity portfolio as of December 31, 2017 included various direct and third party private equity investments and various private equity funds which we sponsor. The portfolio is primarily invested in a broad range of industries including leveraged buyouts, growth capital, distressed capital, venture capital and mezzanine capital.

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

The table below presents the recorded value and unfunded commitments related to our private equity portfolio.

		Unfunded commitment
$ in thousands	Recorded value	RJF	Noncontrolling interests	Total
December 31, 2017
Private equity investments measured at NAV	$100,223	$20,739	$2,256	$22,995
Private equity investments not measured at NAV	88,810
Total private equity investments	$189,033

September 30, 2017
Private equity investments measured at NAV	$109,894	$20,973	$2,273	$23,246
Private equity investments not measured at NAV	88,885
Total private equity investments	$198,779

Of the total private equity investments, the portions we owned were $138 million and $145 million as of December 31, 2017 and September 30, 2017, respectively. The portions of the private equity investments we did not own were $51 million and $54 million as of December 31, 2017 and September 30, 2017, respectively, and were included as a component of noncontrolling interests in our Condensed Consolidated Statements of Financial Condition.

Many of these fund investments meet the definition of prohibited “covered funds” as defined by the Volcker Rule of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  We have received approval from the Board of Governors of the Federal Reserve System (the “Fed”) to continue to hold the majority of our “covered fund” investments for up to an additional five-year conformance period, thereby extending our applicable holding period until July 2022 for such investments. However our current focus is on the divestiture of this portfolio.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of December 31, 2017, the amount of financial instruments for which we had elected the fair value option was not material.

Other fair value disclosures

Many, but not all, of the financial instruments we hold are recorded at fair value in the Condensed Consolidated Statements of Financial Condition. Refer to Note 4 of our 2017 Form 10-K for discussion of the methods and assumptions we apply to the determination of fair value of our financial instruments that are not recorded at fair value.

The table below presents the estimated fair values by level within the fair value hierarchy and the carrying amounts of certain of our financial instruments not carried at fair value. The carrying amounts below exclude financial instruments which have been recorded at fair value and those recorded at amounts which approximate fair value in the Condensed Consolidated Statements of Financial Condition.

$ in thousands	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
December 31, 2017
Financial assets:
Bank loans, net	$—	$104,044	$17,353,626	$17,457,670	$17,588,476
Loans to financial advisors, net	$—	$—	$704,853	$704,853	$879,929
Financial liabilities:
Bank deposits	$—	$18,392,535	$329,977	$18,722,512	$18,725,545
Other borrowings	$—	$28,030	$—	$28,030	$27,627
Senior notes payable	$—	$1,693,153	$—	$1,693,153	$1,548,975

September 30, 2017
Financial assets:
Bank loans, net	$—	$23,001	$16,836,745	$16,859,746	$16,954,042
Loans to financial advisors, net	$—	$—	$698,862	$698,862	$863,647
Financial liabilities:
Bank deposits	$—	$17,417,678	$313,359	$17,731,037	$17,732,362
Other borrowings	$—	$29,278	$—	$29,278	$28,813
Senior notes payable	$—	$1,647,696	$—	$1,647,696	$1,548,839

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities are comprised of agency MBS and CMOs owned by Raymond James Bank, N.A. (“RJ Bank”) and ARS owned by one of our non-broker-dealer subsidiaries. Refer to the discussion of our available-for-sale securities accounting policies, including the fair value determination process, in Note 2 of our 2017 Form 10-K.

The amortized cost and fair values of available-for-sale securities were as follows:

$ in thousands	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2017
Agency MBS and CMOs	$2,309,741	$180	$(24,870)	$2,285,051
Other securities	1,575	—	(788)	787
Total RJ Bank available-for-sale securities	2,311,316	180	(25,658)	2,285,838
ARS preferred securities	101,674	5,809	—	107,483
Total available-for-sale securities	$2,412,990	$5,989	$(25,658)	$2,393,321
September 30, 2017
Agency MBS and CMOs	$2,089,153	$1,925	$(9,999)	$2,081,079
Other securities	1,575	—	(543)	1,032
Total RJ Bank available-for-sale securities	2,090,728	1,925	(10,542)	2,082,111
ARS preferred securities	101,674	4,497	—	106,171
Total available-for-sale securities	$2,192,402	$6,422	$(10,542)	$2,188,282

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

	December 31, 2017
$ in thousands	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency MBS and CMOs:
Amortized cost	$—	$143,299	$745,234	$1,421,208	$2,309,741
Carrying value	—	142,159	737,410	1,405,482	2,285,051
Weighted-average yield	—	2.09%	1.94%	2.01%	1.99%
Other securities:
Amortized cost	$—	$—	$—	$1,575	$1,575
Carrying value	—	—	—	787	787
Weighted-average yield	—	—	—	—	—
Sub-total agency MBS and CMOs and other securities:
Amortized cost	$—	$143,299	$745,234	$1,422,783	$2,311,316
Carrying value	—	142,159	737,410	1,406,269	2,285,838
Weighted-average yield	—	2.09%	1.94%	2.01%	1.99%
ARS Preferred securities:
Amortized cost	$—	$—	$—	$101,674	$101,674
Carrying value	—	—	—	107,483	107,483
Weighted-average yield	—	—	—	2.52%	2.52%
Total available-for-sale securities:
Amortized cost	$—	$143,299	$745,234	$1,524,457	$2,412,990
Carrying value	—	142,159	737,410	1,513,752	2,393,321
Weighted-average yield	—	2.09%	1.94%	2.05%	2.01%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
$ in thousands	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
December 31, 2017
Agency MBS and CMOs	$1,691,798	$(14,157)	$535,183	$(10,713)	$2,226,981	$(24,870)
Other securities	—	—	787	(788)	787	(788)
Total	$1,691,798	$(14,157)	$535,970	$(11,501)	$2,227,768	$(25,658)

	Less than 12 months		12 months or more		Total
$ in thousands	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2017
Agency MBS and CMOs	$1,119,715	$(5,621)	$295,528	$(4,378)	$1,415,243	$(9,999)
Other securities	—	—	1,032	(543)	1,032	(543)
Total	$1,119,715	$(5,621)	$296,560	$(4,921)	$1,416,275	$(10,542)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs and Non-agency CMOs

The Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Associations (“GNMA”) guarantee the contractual cash flows of the agency MBS and CMOs. At December 31, 2017, of the 195 U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, 133 were in a continuous unrealized loss position for less than 12 months and 62 were for 12 months or more. We do not consider these securities to be other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA of the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities. At December 31, 2017, debt securities we held from FNMA and FHLMC had an amortized cost of $1.56 billion and $626 million, respectively, and a fair value of $1.54 billion and $617 million, respectively.

During the three months ended December 31, 2017, there were no sales of agency MBS and CMO available-for-sale securities. During the three months ended December 31, 2016, there were $7 million in proceeds from the sale of non-agency CMO available-for-sale securities. These sales resulted in an insignificant loss, which was included in “Other revenues” on our Condensed Consolidated Statements of Income and Comprehensive Income.

ARS

Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them. The par value of the ARS we held as of December 31, 2017 was $120 million. Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired, as we have the ability and intent to hold these securities. All of our ARS securities are evaluated for OTTI on a quarterly basis. As of December 31, 2017, there were no ARS preferred securities with a fair value less than cost basis.

During the three months ended December 31, 2017, there were no sales of ARS. During the three months ended December 31, 2016, sales of ARS were insignificant.

Other-than-temporarily impaired securities

There is no intent to sell our ARS and it was not more likely than not that we would be required to sell these securities as of December 31, 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in the amount of OTTI related to credit losses recognized in “Other revenues” on available-for-sale securities were as follows:

	Three months ended December 31,
$ in thousands	2017	2016
Amount related to credit losses on securities we held at the beginning of the period	$—	$8,107
Decreases to the amount related to credit losses for securities sold during the period	—	(2,353)
Amount related to credit losses on securities we held at the end of the period	$—	$5,754

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

Our derivative assets and derivative liabilities are recorded at fair value and are included in “Derivative assets” and “Derivative liabilities” in our Condensed Consolidated Statements of Financial Condition. Cash flows related to our derivative contracts are included within operating activities in the Condensed Consolidated Statements of Cash Flows. The significant accounting policies governing our derivative financial instruments, including our methodologies for determining fair value, are described in Note 2 of our 2017 Form 10-K.

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

We also facilitate matched book derivative transactions in which Raymond James Financial Products, Inc. (“RJFP”), a wholly owned subsidiary, enters into interest rate derivative transactions with clients. For every derivative transaction RJFP enters into with a client, it also enters into an offsetting derivative on terms that mirror the client transaction with a credit support provider, which is a third-party financial institution. Any collateral required to be exchanged under these derivative contracts is administered directly between the client and the third-party financial institution. Due to this pass-through transaction structure, RJFP has completely mitigated the market and credit risk on these derivative contracts. As a result, derivatives for which the fair value is in an asset position have an equal and offsetting derivative liability. RJFP only has credit risk on its uncollected derivative transaction fee revenues. The receivable for uncollected derivative transaction fee revenues of RJFP was $5 million at both December 31, 2017 and September 30, 2017, and is included in “Other receivables” on our Condensed Consolidated Statements of Financial Condition.

Derivatives arising from RJ Bank’s business operations

We enter into forward foreign exchange contracts and interest rate swaps to hedge certain exposures arising out of RJ Bank’s business operations (see Note 2 of the 2017 Form 10-K for the accounting policies associated with these transactions). Each of these activities is described further below.

We enter into three-month forward foreign exchange contracts primarily to hedge the risks related to RJ Bank’s investment in their Canadian subsidiary as well as their risk resulting from transactions denominated in currencies other than the U.S. dollar. The majority of these derivatives are designated as net investment hedges.

The cash flows associated with certain assets held by RJ Bank provide interest income at fixed interest rates. Therefore, the value of these assets, absent any risk mitigation, is subject to fluctuation based upon changes in market rates of interest over time. RJ Bank enters into floating-rate advances from the Federal Home Loan Bank of Atlanta (“FHLB”) to, in part, fund these assets and then enters into interest rate swaps which swap variable interest payments on this debt for fixed interest payments. These interest rate swaps are designated as cash flow hedges and effectively fix RJ Bank’s cost of funds associated with these assets to mitigate a portion of the market risk.

Derivative arising from our acquisition of Alex. Brown

As part of our acquisition of Alex. Brown (see Note 3 of the 2017 Form 10-K for additional information regarding the acquisition), we assumed certain DBRSU awards, including the associated plan terms and conditions. The DBRSU awards contain performance conditions based on Deutsche Bank and subsidiaries attaining certain financial results and will ultimately be settled in DB common shares, provided the performance metrics are achieved. The DBRSU obligation results in a derivative, the fair value and notional of

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

which is measured by multiplying the number of outstanding DBRSU awards to be settled in DB common shares as of the end of the reporting period by the end of reporting period DB share price, as traded on the New York Stock Exchange.

Counterparty netting and collateral related to derivative contracts

To reduce credit exposure on certain of our derivative transactions, we may enter into a master netting arrangement that allows for net settlement of all derivative transactions with each counterparty.  In addition, the credit support annex allows parties to the master netting agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  We accept collateral in the form of cash or other marketable securities.  Where permitted, we elect to net-by-counterparty certain derivative contracts entered into under a legally enforceable master netting agreement and, therefore, the fair value of those derivative contracts are netted by counterparty in the Condensed Consolidated Statements of Financial Condition. As we elect to net-by-counterparty the fair value of such derivative contracts, we also net-by-counterparty cash collateral exchanged as part of those derivative agreements. We may also require certain counterparties to make a deposit at the inception of a derivative agreement, referred to as “initial margin.” This initial margin is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition.

We are also required to maintain cash or marketable security deposits with the clearing organizations we utilize to clear certain of our interest rate derivative transactions. This initial margin is included as a component of “Receivables from brokers, dealers and clearing organizations” for cash initial margin or “Other investments” for marketable securities initial margin in our Condensed Consolidated Statements of Financial Condition. On a daily basis we also pay cash to or receive cash from these clearing organizations due to changes in the fair value of the derivatives which they clear. Such payments are referred to as “variation margin” and are considered to be settlement of the related derivatives.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Derivative balances included in our financial statements

The table below presents the gross fair value and notional amount of derivative contracts by product type, the amounts of counterparty and cash collateral netting in our Condensed Consolidated Statements of Financial Condition, as well as collateral posted and received under credit support agreements that do not meet the criteria for netting under GAAP.

	December 31, 2017			September 30, 2017
$ in thousands	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate contracts:
Matched book	$263,851	$263,851	$2,687,828	$288,035	$288,035	$2,766,488
Other	58,660	85,579	5,093,255	86,436	100,503	4,931,809
Foreign exchange contracts	4	7,032	529,000	3	530	437,783
DBRSU obligation (equity) (1)	—	28,413	28,413	—	25,800	25,800
Subtotal	322,515	384,875	8,338,496	374,474	414,868	8,161,880
Derivatives designated as hedging instruments
Interest rate contracts	—	1,236	850,000	—	1,390	850,000
Foreign exchange contracts	—	12,678	893,317	29	116	1,048,646
Subtotal	—	13,914	1,743,317	29	1,506	1,898,646
Total gross fair value/notional amount	322,515	398,789	$10,081,813	374,503	416,374	$10,060,526
Offset in the Statements of Financial Condition
Counterparty netting	(6,471)	(6,471)		(6,045)	(6,045)
Cash collateral netting	(23,904)	(35,813)		(49,683)	(53,365)
Total amounts offset	(30,375)	(42,284)		(55,728)	(59,410)
Net amounts presented in the Statements of Financial Condition	292,140	356,505		318,775	356,964

Gross amounts not offset in the Statements of Financial Condition
Financial instruments (2)	(267,938)	(263,851)		(293,340)	(288,035)
Total	$24,202	$92,654		$25,435	$68,929

(1) The DBRSU obligation is not subject to an enforceable master netting arrangement or other similar arrangement. However, we held shares of DB as an economic hedge against this obligation with a fair value of $21 million and $19 million as of December 31, 2017 and September 30, 2017, respectively, which are a component of “Other investments” on our Condensed Consolidated Statements of Financial Condition. See additional discussion of the DBRSUs in Note 17.

(2) Although the matched book derivative arrangements do not meet the definition of a master netting arrangement as specified by GAAP, the agreement with the third-party intermediary includes terms that are similar to a master netting agreement. As a result, we present the matched book amounts net in the table above.

Gains recognized in accumulated other comprehensive income/(loss) (“AOCI”), net of income taxes, on derivatives designated as hedging instruments are as follows (see Note 15 for additional information):

	Three months ended December 31,
$ in thousands	2017	2016
Interest rate contracts (cash flow hedges)	$6,885	$25,738
Foreign exchange contracts (net investment hedges)	5,573	11,326
Total gains recognized in AOCI, net of taxes	$12,458	$37,064

There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for each of the three months ended December 31, 2017 and 2016. We expect to reclassify an estimated $1 million as additional interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is 10 years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Gains/(losses) on derivatives not designated as hedging instruments recognized on the Condensed Consolidated Statements of Income and Comprehensive Income were as follows:

$ in thousands	Location of gain/(loss) included in the Condensed Consolidated Statements of Income and Comprehensive Income	Gain/(loss) recognized during the period
		Three months ended December 31,
		2017	2016
Interest rate contracts:
Matched book	Other revenues	$38	$(26)
Other	Net trading profit	$1,562	$2,229
Foreign exchange contracts	Other revenues	$(1,366)	$7,914
DBRSUs	Compensation, commissions and benefits expense	$(2,613)	$(6,725)
DBRSUs	Acquisition-related expenses	$—	$350

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

Derivatives with credit-risk-related contingent features

Certain of the derivative instruments arising from our interest rate contracts and forward foreign exchange contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment-grade, the counterparties to the derivative instruments could terminate and request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was $10 million at December 31, 2017, for which we had posted $1 million of collateral. Such amounts were not material at September 30, 2017.

NOTE 7 – COLLATERALIZED AGREEMENTS AND FINANCINGS

Collateralized agreements are securities purchased under agreements to resell (“reverse repurchase agreements”) and securities borrowed. Collateralized financings are securities sold under agreements to repurchase (“repurchase agreements”) and securities loaned. We enter into these transactions in order to facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain firm activities. The significant accounting policies governing our collateralized agreements and financings are described in Note 2 of our 2017 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

For financial statement purposes, we do not offset our reverse repurchase agreements, repurchase agreements, securities borrowing and securities lending transactions because the conditions for netting as specified by GAAP are not met. Our reverse repurchase agreements, repurchase agreements, securities borrowing and securities lending transactions are governed by master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the parties to the transaction. Although not offset on the Condensed Consolidated Statements of Financial Condition, these transactions are included in the following table.

	Assets		Liabilities
$ in thousands	Reverse repurchase agreements	Securities borrowed	Repurchase agreements	Securities loaned
December 31, 2017
Gross amounts of recognized assets/liabilities	$307,742	$184,971	$229,036	$290,307
Gross amounts offset in the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amounts presented in the Condensed Consolidated Statements of Financial Condition	307,742	184,971	229,036	290,307
Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition	(307,742)	(178,524)	(229,036)	(277,154)
Net amount	$—	$6,447	$—	$13,153
September 30, 2017
Gross amounts of recognized assets/liabilities	$404,462	$138,319	$220,942	$383,953
Gross amounts offset in the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amounts presented in the Condensed Consolidated Statements of Financial Condition	404,462	138,319	220,942	383,953
Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition	(404,462)	(134,304)	(220,942)	(373,132)
Net amount	$—	$4,015	$—	$10,821

The required market value of the collateral associated with collateralized agreements and financings generally exceeds the amount financed. Accordingly, the total collateral received under reverse repurchase agreements and the total amount of collateral posted under repurchase agreements exceeds the carrying value of these agreements in our Condensed Consolidated Statements of Financial Condition. In the event the market value of the securities we pledge as collateral in these activities declines, we may have to post additional collateral or reduce the borrowing amounts. We monitor such levels daily.

Collateral received and pledged

We receive cash and securities as collateral, primarily in connection with reverse repurchase agreements, securities borrowed, derivative transactions not transacted through a clearing organization, and client margin loans. The collateral we receive reduces our credit exposure to individual counterparties.

In many cases, we are permitted to deliver or repledge financial instruments we have received as collateral, for our own use in our repurchase agreements, securities lending agreements, other secured borrowings, satisfaction of deposit requirements with clearing organizations, or otherwise meeting either our or our clients’ settlement requirements.

The table below presents financial instruments at fair value that we received as collateral, are not included on our Condensed Consolidated Statements of Financial Condition, and that were available to be delivered or repledged, along with the balances of such instruments that were delivered or repledged, to satisfy one of our purposes described above:

$ in thousands	December 31, 2017	September 30, 2017
Collateral we received that is available to be delivered or repledged	$2,891,841	$3,030,736
Collateral that we delivered or repledged	$957,943	$1,068,912

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Encumbered assets

We pledge certain of our financial instruments to collateralize either repurchase agreements or other secured borrowings, or to satisfy our collateral or settlement requirements with counterparties or clearing organizations who may or may not have the right to deliver or repledge such securities. The table below presents information about the fair value of our assets that have been pledged for one of the purposes described above:

$ in thousands	December 31, 2017	September 30, 2017
Financial instruments owned, at fair value, pledged to counterparties that:
Had the right to deliver or repledge	$341,304	$363,739
Did not have the right to deliver or repledge	$129,260	$44,930

Repurchase agreements, repurchase-to-maturity transactions and securities loaned accounted for as secured borrowings

The following table presents the remaining contractual maturity of repurchase agreements and securities lending transactions accounted for as secured borrowings:

$ in thousands	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
As of December 31, 2017:
Repurchase agreements
Government and agency obligations	$48,281	$—	$—	$—	$48,281
Agency MBS and CMOs	180,755	—	—	—	180,755
Total Repurchase Agreements	229,036	—	—	—	229,036

Securities loaned
Equity securities	290,307	—	—	—	290,307
Total	$519,343	$—	$—	$—	$519,343
Gross amounts of recognized liabilities for repurchase agreements and securities loaned included in the table within this footnote					$519,343
Amounts related to repurchase agreements and securities loaned not included in the table within this footnote					$—

As of September 30, 2017:
Repurchase agreements
Government and agency obligations	$107,284	$—	$—	$—	$107,284
Agency MBS and CMOs	113,658	—	—	—	113,658
Total Repurchase Agreements	220,942	—	—	—	220,942

Securities loaned
Equity securities	383,953	—	—	—	383,953
Total	$604,895	$—	$—	$—	$604,895
Gross amounts of recognized liabilities for repurchase agreements and securities loaned included in the table within this footnote					$604,895
Amounts related to repurchase agreements and securities loaned not included in the table within this footnote					$—

As of both December 31, 2017 and September 30, 2017, we did not have any “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security.

NOTE 8 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by RJ Bank and include commercial and industrial (“C&I”) loans, tax-exempt loans, securities based loans (“SBL”), and commercial and residential real estate loans. These receivables are collateralized by first or second mortgages on residential or other real property, other assets of the borrower, a pledge of revenue or are unsecured.

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

See Note 2 of our 2017 Form 10-K for a discussion of our accounting policies related to bank loans and allowances for losses, including the policies regarding loans held for investment, loans held for sale, off-balance sheet loan commitments, nonperforming assets, troubled debt restructurings (“TDRs”), impaired loans, the allowance for loan losses and reserve for unfunded lending commitments, and loan charge-off policies.

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

	December 31, 2017		September 30, 2017
$ in thousands	Balance	%	Balance	%
Loans held for investment:
C&I loans	$7,490,219	42%	$7,385,910	43%
CRE construction loans	164,847	1%	112,681	1%
CRE loans	3,136,101	18%	3,106,290	18%
Tax-exempt loans	1,136,468	6%	1,017,791	6%
Residential mortgage loans	3,270,780	18%	3,148,730	18%
SBL	2,530,521	14%	2,386,697	14%
Total loans held for investment	17,728,936		17,158,099
Net unearned income and deferred expenses	(30,231)		(31,178)
Total loans held for investment, net	17,698,705		17,126,921
Loans held for sale, net	189,862	1%	70,316	—
Total loans held for sale and investment	17,888,567	100%	17,197,237	100%
Allowance for loan losses	(191,269)		(190,442)
Bank loans, net	$17,697,298		$17,006,795

At December 31, 2017, the FHLB had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 12 for more information regarding borrowings from the FHLB.

Loans held for sale

RJ Bank originated or purchased $358 million and $522 million of loans held for sale during the three months ended December 31, 2017 and 2016, respectively. Proceeds from the sale of these held for sale loans amounted to $92 million and $150 million during the three months ended December 31, 2017 and 2016, respectively. Net gains resulting from such sales amounted to $1 million in both the three months ended December 31, 2017 and 2016. Unrealized losses recorded in the Condensed Consolidated Statements of Income and Comprehensive Income to reflect the loans held for sale at the lower of cost or market value were insignificant in both the three months ended December 31, 2017 and 2016.

Purchases and sales of loans held for investment

The following table presents purchases and sales of any loans held for investment by portfolio segment:

$ in thousands	C&I	CRE	Residential mortgage	Total
Three months ended December 31, 2017
Purchases	$147,442	$20,087	$45,011	$212,540
Sales	$31,143	$—	$—	$31,143
Three months ended December 31, 2016
Purchases	$114,649	$38,980	$81,662	$235,291
Sales	$81,579	$—	$—	$81,579

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Sales in the table above represent the recorded investment of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2 of our 2017 Form 10-K, corporate loan sales generally occur as part of a loan workout situation.

Aging analysis of loans held for investment

The following table presents an analysis of the payment status of loans held for investment:

$ in thousands	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual (1)	Current and accruing	Total loans held for investment (2)
As of December 31, 2017:
C&I loans	$113	$—	$113	$4,843	$7,485,263	$7,490,219
CRE construction loans	—	—	—	—	164,847	164,847
CRE loans	—	—	—	—	3,136,101	3,136,101
Tax-exempt loans	—	—	—	—	1,136,468	1,136,468
Residential mortgage loans:
First mortgage loans	5,886	—	5,886	32,364	3,205,513	3,243,763
Home equity loans/lines	75	—	75	126	26,816	27,017
SBL	66	—	66	—	2,530,455	2,530,521
Total loans held for investment, net	$6,140	$—	$6,140	$37,333	$17,685,463	$17,728,936

As of September 30, 2017:
C&I loans	$—	$—	$—	$5,221	$7,380,689	$7,385,910
CRE construction loans	—	—	—	—	112,681	112,681
CRE loans	—	—	—	—	3,106,290	3,106,290
Tax-exempt loans	—	—	—	—	1,017,791	1,017,791
Residential mortgage loans:
First mortgage loans	1,853	—	1,853	33,718	3,086,701	3,122,272
Home equity loans/lines	248	—	248	31	26,179	26,458
SBL	—	—	—	—	2,386,697	2,386,697
Total loans held for investment, net	$2,101	$—	$2,101	$38,970	$17,117,028	$17,158,099

(1)	Includes $15 million and $18 million of nonaccrual loans at December 31, 2017 and September 30, 2017, respectively, which are performing pursuant to their contractual terms.

(2)	Excludes any net unearned income and deferred expenses.

Other real estate owned, included in “Other assets” on our Condensed Consolidated Statements of Financial Condition, was $4 million and $5 million at December 31, 2017 and September 30, 2017, respectively. The recorded investment in mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process was $17 million and $18 million at December 31, 2017 and September 30, 2017, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Impaired loans and troubled debt restructurings

The following table provides a summary of RJ Bank’s impaired loans:

	December 31, 2017			September 30, 2017
$ in thousands	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
Impaired loans with allowance for loan losses:
C&I loans	$4,843	$5,910	$1,846	$5,221	$6,160	$1,963
Residential - first mortgage loans	22,663	29,403	2,375	23,977	31,100	2,504
Total	27,506	35,313	4,221	29,198	37,260	4,467
Impaired loans without allowance for loan losses:
CRE loans	—	—	—	—	—	—
Residential - first mortgage loans	16,480	24,096	—	16,737	24,899	—
Total	16,480	24,096	—	16,737	24,899	—
Total impaired loans	$43,986	$59,409	$4,221	$45,935	$62,159	$4,467

Impaired loan balances with allowances for loan losses have had reserves established based upon management’s analysis. There is no allowance required when the discounted cash flow, collateral value or market value of a loan equals or exceeds the carrying value.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The preceding table includes residential first mortgage TDR’s of $26 million and $27 million at December 31, 2017 and September 30, 2017, respectively.

The average balance of the total impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income and Comprehensive Income were as follows:

	Three months ended December 31,
$ in thousands	2017	2016
Average impaired loan balance:
C&I loans	$4,966	$32,808
CRE loans	—	2,776
Residential - first mortgage loans	39,935	46,533
Total	$44,901	$82,117
Interest income recognized:
Residential - first mortgage loans	$287	$333
Total	$287	$333

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

The credit quality of RJ Bank’s held for investment loan portfolio was as follows:

$ in thousands	Pass	Special mention	Substandard	Doubtful	Total
December 31, 2017
C&I	$7,343,153	$35,606	$111,460	$—	$7,490,219
CRE construction	164,847	—	—	—	164,847
CRE	3,097,041	38,933	127	—	3,136,101
Tax-exempt	1,136,468	—	—	—	1,136,468
Residential mortgage:
First mortgage	3,194,572	6,914	42,277	—	3,243,763
Home equity	26,525	315	177	—	27,017
SBL	2,530,521	—	—	—	2,530,521
Total	$17,493,127	$81,768	$154,041	$—	$17,728,936

September 30, 2017
C&I	$7,232,777	$63,964	$89,169	$—	$7,385,910
CRE construction	112,681	—	—	—	112,681
CRE	3,048,847	57,315	128	—	3,106,290
Tax-exempt	1,017,791	—	—	—	1,017,791
Residential mortgage:
First mortgage	3,068,290	8,467	45,515	—	3,122,272
Home equity	26,352	75	31	—	26,458
SBL	2,386,697	—	—	—	2,386,697
Total	$16,893,435	$129,821	$134,843	$—	$17,158,099

Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

The credit quality of RJ Bank’s performing residential first mortgage loan portfolio is additionally assessed utilizing updated loan-to-value (“LTV”) ratios.  Current LTVs are updated using the most recently available information (generally updated every six months) and are estimated based on the initial appraisal obtained at the time of origination, adjusted using relevant market indices for housing price changes that have occurred since origination.  The value of the homes could vary from actual market values due to changes in the condition of the underlying property, variations in housing price changes within current valuation indices, and other factors. Residential mortgage loans with estimated LTVs in excess of 100% represented much less than 1% of the residential mortgage loan portfolio as of December 31, 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for loan losses and reserve for unfunded lending commitments

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

	Loans held for investment
$ in thousands	C&I	CRE construction	CRE	Tax-exempt	Residential mortgage	SBL	Total
Three months ended December 31, 2017
Balance at beginning of period	$119,901	$1,421	$41,749	$6,381	$16,691	$4,299	$190,442
Provision/(benefit) for loan losses	2,337	686	(1,104)	537	(1,699)	259	1,016
Net (charge-offs)/recoveries:
Charge-offs	(603)	—	—	—	(95)	—	(698)
Recoveries	—	—	—	—	604	—	604
Net (charge-offs)/recoveries	(603)	—	—	—	509	—	(94)
Foreign exchange translation adjustment	(66)	—	(29)	—	—	—	(95)
Balance at end of period	$121,569	$2,107	$40,616	$6,918	$15,501	$4,558	$191,269

Three months ended December 31, 2016
Balance at beginning of period	$137,701	$1,614	$36,533	$4,100	$12,664	$4,766	$197,378
Provision/(benefit) for loan losses	(1,243)	581	(2,010)	393	997	242	(1,040)
Net (charge-offs)/recoveries:
Charge-offs	(3,389)	—	—	—	(87)	—	(3,476)
Recoveries	—	—	5,013	—	65	—	5,078
Net (charge-offs)/recoveries	(3,389)	—	5,013	—	(22)	—	1,602
Foreign exchange translation adjustment	(164)	(92)	(4)	—	—	—	(260)
Balance at end of period	$132,905	$2,103	$39,532	$4,493	$13,639	$5,008	$197,680

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment (excluding any net unearned income and deferred expenses) and the related allowance for loan losses.

	Loans held for investment
	Allowance for loan losses			Recorded investment
$ in thousands	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2017
C&I	$1,846	$119,723	$121,569	$4,843	$7,485,376	$7,490,219
CRE construction	—	2,107	2,107	—	164,847	164,847
CRE	—	40,616	40,616	—	3,136,101	3,136,101
Tax-exempt	—	6,918	6,918	—	1,136,468	1,136,468
Residential mortgage	2,389	13,112	15,501	44,429	3,226,351	3,270,780
SBL	—	4,558	4,558	—	2,530,521	2,530,521
Total	$4,235	$187,034	$191,269	$49,272	$17,679,664	$17,728,936

September 30, 2017
C&I	$1,963	$117,938	$119,901	$5,221	$7,380,689	$7,385,910
CRE construction	—	1,421	1,421	—	112,681	112,681
CRE	—	41,749	41,749	—	3,106,290	3,106,290
Tax-exempt	—	6,381	6,381	—	1,017,791	1,017,791
Residential mortgage	2,506	14,185	16,691	47,368	3,101,362	3,148,730
SBL	—	4,299	4,299	—	2,386,697	2,386,697
Total	$4,469	$185,973	$190,442	$52,589	$17,105,510	$17,158,099

The reserve for unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $10 million at December 31, 2017 and $11 million at September 30, 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 – VARIABLE INTEREST ENTITIES

A VIE requires consolidation by the entity’s primary beneficiary.  We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary. Refer to Note 2 of our 2017 Form 10-K for a discussion of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary of VIEs.

VIEs where we are the primary beneficiary

Of the VIEs in which we hold an interest, we have determined that certain Private Equity Interests, a Low-Income Housing Tax Credit fund (“LIHTC fund”) in which RJ Bank is an investor and an affiliate of Raymond James Tax Credit Funds, Inc. (“RJTCF”) is the managing member, a LIHTC fund where RJTCF provides an investor member with a guaranteed return on their investment (“Guaranteed LIHTC Fund”), certain other LIHTC funds and the trust we utilize in connection with restricted stock unit (“RSU”) awards granted to certain employees of our Canadian subsidiary (the “Restricted Stock Trust Fund”) require consolidation in our financial statements, as we are deemed the primary beneficiary of such VIEs.  The aggregate assets and liabilities of the VIEs we consolidate are provided in the table below. Aggregate assets and aggregate liabilities may differ from the consolidated carrying value of assets and liabilities due to the elimination of intercompany assets and liabilities held by the consolidated VIE.

$ in thousands	Aggregate assets	Aggregate liabilities
December 31, 2017
Private Equity Interests	$97,475	$3,614
LIHTC Fund in which RJ Bank is an investor member	56,556	1,154
Guaranteed LIHTC Fund	50,870	2,943
Other LIHTC Funds	7,519	2,915
Restricted Stock Trust Fund	17,951	17,951
Total	$230,371	$28,577

September 30, 2017
Private Equity Interests	$104,414	$3,851
LIHTC Fund in which RJ Bank is an investor member	57,719	1,055
Guaranteed LIHTC Fund	51,400	2,872
Other LIHTC Funds	7,418	2,544
Restricted Stock Trust Fund	12,122	12,122
Total	$233,073	$22,444

In the Guaranteed LIHTC Fund, a multi-investor tax credit fund in which RJTCF is the managing member, RJTCF has provided one investor member a guaranteed return on their investment in the fund. See Note 9 in our 2017 Form 10-K for information regarding the financing asset associated with this fund and Note 14 of this Form 10-Q for additional information regarding this commitment.

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

$ in thousands	December 31, 2017	September 30, 2017
Assets:
Cash and cash equivalents	$2,343	$2,052
Assets segregated pursuant to regulations and other segregated assets	4,242	4,590
Other receivables	79	168
Intercompany receivables	443	454
Other investments	94,610	101,905
Investments in real estate partnerships held by consolidated variable interest entities	110,662	111,743
Trust fund investment in RJF common stock	17,949	12,120
Other assets	43	41
Total assets	$230,371	$233,073

Liabilities and equity:
Other payables	$11,968	$9,667
Intercompany payables	22,302	16,520
Total liabilities	34,270	26,187
RJF equity	96,968	101,445
Noncontrolling interests	99,133	105,441
Total equity	196,101	206,886
Total liabilities and equity	$230,371	$233,073

The trust fund investment in RJF common stock in the table above is the Restricted Stock Trust Fund, which is included in “Treasury stock” in our Condensed Consolidated Statements of Financial Condition.

VIEs where we hold a variable interest but are not the primary beneficiary

As discussed in Note 2 in our 2017 Form 10-K, we have concluded that for certain VIEs we are not the primary beneficiary and therefore do not consolidate these VIEs. Such VIEs include certain Private Equity Interests, certain LIHTC funds, New Market Tax Credit Funds (“NMTC Funds”) and other limited partnerships. Our risk of loss for these VIEs is limited to our investments in, advances to, and/or receivables due from these VIEs.

Aggregate assets, liabilities and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary, are provided in the table below.

	December 31, 2017			September 30, 2017
$ in thousands	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
Private Equity Interests	$9,270,590	$177,780	$71,048	$10,485,611	$174,354	$73,457
LIHTC Funds	5,432,342	2,129,756	86,098	5,372,367	2,134,600	60,959
NMTC Funds	30,196	115	9	30,297	105	9
Other	169,462	88,615	3,535	169,462	88,615	3,163
Total	$14,902,590	$2,396,266	$160,690	$16,057,737	$2,397,674	$137,588

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

Our goodwill and identified intangible assets result from various acquisitions. See Note 2 of our 2017 Form 10-K for a discussion of our intangible assets and goodwill accounting policies. The following are our goodwill and net identifiable intangible asset balances as of the dates indicated:

$ in thousands	December 31, 2017	September 30, 2017
Goodwill	$479,775	$410,723
Identifiable intangible assets, net	171,564	82,460
Total goodwill and identifiable intangible assets, net	$651,339	$493,183

As more fully described in Note 3, we acquired Scout Group during the three months ended December 31, 2017, which included a number of identifiable intangible assets as well as goodwill. See Note 12 of our 2017 Form 10-K for a discussion of the components of our goodwill balance and additional information regarding our identifiable intangible assets.

Goodwill

The following summarizes our goodwill by segment, along with the balance and activity for the periods indicated:

	Segment
$ in thousands	Private Client Group	Capital Markets	Asset Management	Total
For the three months ended December 31, 2017
Goodwill as of beginning of period	$276,713	$134,010	$—	$410,723
Additions	—	—	69,234	69,234
Foreign currency translation	(179)	(3)	—	(182)
Goodwill as of end of period	$276,534	$134,007	$69,234	$479,775

For the three months ended December 31, 2016
Goodwill as of beginning of period	$275,521	$132,551	$—	$408,072
Additions	—	—	—	—
Foreign currency translation	(537)	(1,038)	—	(1,575)
Goodwill as of end of period	$274,984	$131,513	$—	$406,497

The addition to goodwill during the three months ended December 31, 2017 arose from acquisition of the Scout Group.

As described in Note 2 of our 2017 Form 10-K, we perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  We performed our latest annual goodwill impairment testing during the quarter ended March 31, 2017, evaluating balances as of December 31, 2016, and no impairment was identified. In that testing, we performed both a qualitative impairment assessment for certain of our reporting units and a quantitative impairment assessment for our two Raymond James Ltd. (“RJ Ltd.”) reporting units operating in Canada. No events have occurred since our assessment during the quarter ended March 31, 2017 that would cause us to update this impairment testing. See Note 12 in our 2017 Form 10-K for further information about our goodwill impairment testing.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Identifiable intangible assets, net

The following table sets forth our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the periods indicated:

	Segment
$ in thousands	Private Client Group	Capital Markets	Asset Management	Total
For the three months ended December 31, 2017
Net identifiable intangible assets as of beginning of period	$47,026	$23,077	$12,357	$82,460
Additions	—	—	92,290	92,290
Amortization expense	(1,496)	(769)	(871)	(3,136)
Foreign currency translation	(9)	—	(41)	(50)
Net identifiable intangible assets as of end of period	$45,521	$22,308	$103,735	$171,564

For the three months ended December 31, 2016
Net identifiable intangible assets as of beginning of period	$52,936	$27,937	$14,101	$94,974
Additions	—	—	—	—
Amortization expense	(1,520)	(1,565)	(498)	(3,583)
Foreign currency translation	(45)	(38)	(132)	(215)
Net identifiable intangible assets as of end of period	$51,371	$26,334	$13,471	$91,176
The addition of intangible assets during the three months ended December 31, 2017 were attributable to the Scout Group acquisition.

The following table sets forth our acquired intangible asset balances by asset class:

	Weighted average useful life (in years)	Amount acquired (in thousands)
Customer relationships	13	$34,900
Trade name	20	3,590
Developed technology	10	1,800
Intangible assets subtotal	13	$40,290
Non-amortizing customer relationships	Indefinite	52,000
Total intangible assets acquired		$92,290

GAAP does not provide for the amortization of indefinite-lived intangible assets. Rather, these assets are subject to an evaluation of potential impairment on an annual basis to determine whether the estimated fair value is in excess of its carrying value, or more often if events or circumstances indicate there may be impairment. In the course of our evaluation of the potential impairment of such indefinite-lived asset, we may perform either a qualitative or a quantitative assessment.  If after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value is greater than its carrying amount, then performing a quantitative analysis is not required.  However, if we conclude otherwise, we then perform a quantitative impairment analysis.  We have elected January 1 as our annual impairment evaluation date, evaluating balances as of December 31.

The following summarizes our identifiable intangible assets by type:

	December 31, 2017		September 30, 2017
$ in thousands	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Customer relationships	$133,610	$(32,275)	$99,749	$(31,098)
Non-amortizing customer relationships	52,000	—	—	—
Trade name	11,854	(2,387)	8,366	(2,076)
Developed technology	3,430	(809)	1,630	(706)
Intellectual property	538	(144)	542	(131)
Non-compete agreements	2,902	(1,347)	3,336	(1,551)
Seller relationship agreements	5,300	(1,108)	5,300	(901)
Total	$209,634	$(38,070)	$118,923	$(36,463)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11 – BANK DEPOSITS

Bank deposits include savings and money market accounts, certificates of deposit of RJ Bank, Negotiable Order of Withdrawal (“NOW”) accounts and demand deposits. The following table presents a summary of bank deposits including the weighted-average rate, the calculation of which was based on the actual deposit balances at December 31, 2017 and September 30, 2017.

	December 31, 2017		September 30, 2017
$ in thousands	Balance	Weighted-average rate	Balance	Weighted-average rate
Savings and money market accounts	$18,377,271	0.14%	$17,391,091	0.14%
Certificates of deposit	333,010	1.64%	314,685	1.60%
NOW accounts	5,982	0.01%	5,197	0.01%
Demand deposits (non-interest-bearing)	9,282	—	21,389	—
Total bank deposits	$18,725,545	0.17%	$17,732,362	0.17%

Total bank deposits in the table above excludes affiliate deposits of $246 million at December 31, 2017 and $243 million at September 30, 2017. These affiliate deposits include $193 million at December 31, 2017 and $192 million at September 30, 2017, held in a deposit account at RJ Bank on behalf of RJF.

Savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”) to RJ Bank. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”). The aggregate amount of time deposit account balances that exceeded the FDIC insurance limit at December 31, 2017 was $25 million.

Scheduled maturities of certificates of deposit are as follows:

	December 31, 2017		September 30, 2017
$ in thousands	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
Three months or less	$11,405	$5,583	$8,704	$4,132
Over three through six months	5,251	4,146	4,692	3,894
Over six through twelve months	42,837	16,649	34,005	11,865
Over one through two years	37,836	20,950	38,713	20,019
Over two through three years	49,602	27,797	48,082	27,847
Over three through four years	9,462	7,281	21,819	12,761
Over four through five years	62,534	31,677	50,805	27,347
Total	$218,927	$114,083	$206,820	$107,865

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized as follows:

	Three months ended December 31,
$ in thousands	2017	2016
Certificates of deposit	$1,272	$1,135
Savings, money market, and NOW accounts	6,237	1,648
Total interest expense on deposits	$7,509	$2,783

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 – OTHER BORROWINGS

The following table details the components of other borrowings:

$ in thousands	December 31, 2017	September 30, 2017
FHLB advances	$875,000	$875,000
RJF Credit Facility	300,000	—
Secured lines of credit	180,000	260,000
Unsecured lines of credit	150,000	350,000
Mortgage notes payable and other	27,826	29,012
Total other borrowings	$1,532,826	$1,514,012

Borrowings from the FHLB were comprised of both floating and fixed-rate advances. As of December 31, 2017 and September 30, 2017 the floating-rate advances, which mature in June 2019 and have interest rates which reset quarterly, totaled $850 million. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting the balances subject to variable interest rates to a fixed interest rate. Refer to Note 6 for information regarding these interest rate swaps, which are accounted for as hedging instruments. The fixed-rate advance as of both December 31, 2017 and September 30, 2017, in the amount of $25 million, matures in October 2020 and bears interest at a fixed rate of 3.4%. All of the advances were secured by a blanket lien granted to the FHLB on our residential mortgage loan portfolio. The weighted average interest rates on these advances as of December 31, 2017 and September 30, 2017 were 1.74% and 1.41%, respectively.

RJF is a party to a revolving credit facility agreement (the “RJF Credit Facility”) with a maturity date of May 2022 in which the lenders are a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $300 million at variable rates of interest. The borrowings outstanding on the RJF Credit Facility bear interest at a rate of 2.98% per annum. The outstanding borrowings at December 31, 2017 were subsequently repaid in January 2018. There is a variable rate commitment fee associated with the RJF Credit Facility, which varies depending upon RJF’s credit rating. Based upon RJF’s credit rating as of December 31, 2017, the variable rate commitment fee which would apply to any difference between the daily borrowed amount and the committed amount, was 0.20% per annum. Any borrowings on unsecured lines of credit were short-term and were generally utilized for cash management purposes.

Any borrowings on secured lines of credit were day-to-day and were generally utilized to finance certain fixed income securities. In addition we have other collateralized financings included in “Securities sold under agreements to repurchase” on our Condensed Consolidated Statements of Financial Condition. See Note 7 for information regarding our collateralized financing arrangements.

The interest rates for all of our U.S. and Canadian secured and unsecured financing facilities are variable and are based on the Fed Funds rate, LIBOR, a lenders prime rate, or the Canadian prime rate, as applicable. For the three months ended December 31, 2017, interest rates on the U.S. facilities that were utilized during the period, other than the RJF Credit Facility which was previously described, ranged from 0.85% to 5.30%.

Mortgage notes payable pertain to mortgage loans on certain of our corporate headquarters offices located in St. Petersburg, Florida. These mortgage loans are secured by land, buildings, and improvements.  These mortgage loans bear interest at 5.7% with repayment terms of monthly interest and principal debt service and have a January 2023 maturity.

NOTE 13 – INCOME TAXES

For discussion of income tax accounting policies and other income tax related information, see Note 2 and Note 16 of our 2017 Form 10-K.

The income tax provision for interim periods is comprised of tax on ordinary income provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items.  We estimate the annual effective tax rate quarterly based on the forecasted pretax results of our U.S. and non-U.S. operations. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax.  These discrete items generally relate to changes in tax laws, adjustments to the actual liability determined upon filing tax returns and adjustments to previously recorded reserves for uncertain tax positions.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Tax Cuts and Jobs Act (the “Tax Act”)

On December 22, 2017, the Tax Act was enacted, which significantly revised the U.S. corporate income tax system by, among other things, lowering corporate income tax rates from 35% to 21% and implementing a territorial tax system which includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. As the firm’s fiscal year end is September 30th, our U.S. federal statutory tax rate will be 24.5% for our fiscal year ended September 30, 2018, which reflects a blended federal statutory rate of 35% for our first fiscal quarter and 21% for the remaining three fiscal quarters.  This blended statutory rate is the basis for calculating our effective tax rate, which is also impacted by other factors.

In response to the enactment of the Tax Act, the SEC issued guidance which summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Act. Further to (2) above, a registrant should record provisional amounts during a “measurement period” when the registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in tax law. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, not to exceed twelve months from the enactment date of the Tax Act. In accordance with the SEC guidance, our net income for the three months ended December 31, 2017 included an estimate of the discrete impact of the Tax Act of $117 million, primarily due to the remeasurement of U.S. deferred tax assets at the lower enacted corporate tax rate and, to a lesser extent, the transition tax on deemed repatriated earnings of foreign subsidiaries. This estimate incorporates assumptions made based on our current interpretation of the Tax Act and may change, possibly materially, as we complete our analysis and receive additional clarification and implementation guidance.

Reduction of U.S. federal corporate tax rate

We applied the SEC’s guidance in estimating the remeasurement of U.S. deferred tax assets at the lower enacted corporate tax rate, resulting in an estimated impact of $104 million. This calculation includes projections related to the timing of realization of deferred tax assets during the remainder of fiscal year 2018 and beyond. We will update our calculation throughout the year as more information becomes available. These estimates may change, possibly materially, as we obtain further information regarding the timing of realization of deferred tax assets.

Transition tax

We also applied the SEC’s guidance in estimating the transition tax, which we anticipate will be approximately $13 million, including the state tax liability associated with deemed repatriation of foreign earnings. Our tax liability calculations include projected amounts of unremitted earnings for our foreign subsidiaries for the remainder of the fiscal year. We will update our calculations throughout the year as more information on our foreign subsidiaries’ earning and profits becomes available. These estimates incorporate assumptions made based on our current interpretation of the Tax Act and may change, possibly materially, as we complete our analysis and receive additional clarification and implementation guidance.

Executive compensation deduction limitation

We also applied the SEC’s guidance in accounting for the deferred tax assets potentially impacted by the Tax Act legislation. Effective for tax years beginning after December 31, 2017, the Tax Act eliminates the exception for performance-based compensation from the $1 million executive compensation deduction limitation. Our covered employees are paid a portion of performance-based compensation in the form of RSUs and stock awards which creates a deferred tax asset upon grant. The necessary information is not yet available to determine whether the deferred compensation previously granted will be deductible as a business expense as the legislation published to date is unclear on the effects to the deferred tax assets previously recorded. As such, we are unable to calculate a reasonable impact of this tax law change, thus in accordance with the SEC’s guidance, we did not include a provisional amount in our financial statements. We continue to apply accounting guidance based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. We will report provisional amounts in the first reporting period in which a reasonable estimate can be determined.

Indefinite reinvestment assertion

We are in the process of assessing the impact of the Tax Act on our current policy of indefinitely reinvesting foreign earnings, our related assertion to indefinitely reinvestment foreign earnings, as well as any such impact on our consolidated financial statements.  Accordingly, no adjustments were included in our Condensed Consolidated Financial Statements for the three months ended December 31, 2017 with respect to the firm’s indefinite reinvestment assertion.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Effective tax rate

For the three months ended December 31, 2017, our effective income tax rate was 61.7%, including the estimated discrete impact of the Tax Act of $117 million, partially offset by a lower blended federal corporate statutory tax rate of 24.5%. The discrete impact of the Tax Act increased our effective tax rate by 37.6 percentage points. The effective tax rate for fiscal year 2017 was 31.2%.

Uncertain tax positions

We anticipate that the uncertain tax position liability balance will not change significantly over the next twelve months.

NOTE 14 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Loan and Underwriting Commitments

In the normal course of business we enter into commitments for fixed income and equity underwritings. As of December 31, 2017, we had one open underwriting commitment, which was subsequently settled in open market transactions and did not result in significant loss.

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting, transitional cost assistance, and retention purposes (see Note 2 of our 2017 Form 10-K for a discussion of our accounting policies governing these transactions). These commitments are contingent upon the occurrence of certain events, including, but not limited to, the individual joining us.  As of December 31, 2017, we had made commitments through the extension of formal offers totaling approximately $118 million that had not yet been funded; however, it is possible that not all of our offers will be accepted and therefore, we would not fund the total amount of the offers extended. As of December 31, 2017, $64 million of the total amount extended consisted of unfunded commitments to prospective financial advisors that had accepted our offers, or recently hired producers.

As of December 31, 2017, we had not settled purchases of $121 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

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

The following table presents RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding:

$ in thousands	December 31, 2017	September 30, 2017
Standby letters of credit	$38,436	$39,670
Open-end consumer lines of credit (primarily SBL)	$5,782,262	$5,323,003
Commercial lines of credit	$1,723,429	$1,673,272
Unfunded loan commitments	$521,676	$386,950

Because many of our lending commitments expire without being funded in whole or part, the contract amounts are not estimates of our actual future credit exposure or future liquidity requirements. We maintain a reserve to provide for potential losses related to the unfunded lending commitments. See Note 8 for further discussion of this reserve for unfunded lending commitments.

Investment Commitments

A subsidiary of RJ Bank has committed $80 million as an investor member in a LIHTC fund in which a subsidiary of RJTCF is the managing member (see Note 2 of our 2017 Form 10-K for information regarding the accounting policies governing these investments). As of December 31, 2017, the RJ Bank subsidiary had invested $62 million of the committed amount.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

We have unfunded commitments to various private equity investments, which aggregate to $36 million as of December 31, 2017. Of the total, we have unfunded commitments of $18 million to internally-sponsored private equity investments in which we control the general partner.

Acquisition-Related Commitments and Contingencies

We have potential contingent payments related to our acquisitions of the Scout Group, The Producer’s Choice LLC and Mummert & Company Corporate Finance GmbH. The estimated fair values of such contingent payments were included in our Condensed Consolidated Statements of Financial Condition as of December 31, 2017.

Other Commitments

RJF has committed an amount of up to $225 million, subject to certain limitations and to annual re-approval by the RJF Board of Directors, to either lend to, or guarantee obligations of RJTCF in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities. At December 31, 2017, RJTCF had $111 million outstanding against this commitment. RJTCF may borrow from RJF in order to make investments in, or fund loans or advances to, either partnerships that purchase and develop properties qualifying for tax credits (“project partnerships”) or LIHTC funds. Investments in project partnerships are sold to various LIHTC funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to project partnerships and LIHTC funds.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase GNMA or FNMA MBS (see the discussion of these activities within Note 2 of our 2017 Form 10-K).  At December 31, 2017, we had $851 million principal amount of outstanding forward MBS purchase commitments which were expected to be purchased over the following 90 days.  In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and the date of sale of the MBS, we enter into to be announced (“TBA”) security contracts with investors for generic MBS at specific rates and prices to be delivered on settlement dates in the future.  These TBA securities and related purchased commitments are accounted for at fair value. As of December 31, 2017, the fair value of the TBA securities and the estimated fair value of the purchase commitments were insignificant.

Contingencies

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

Guarantees

Our U.S. broker-dealer subsidiaries are required by federal law to be members of the Securities Investors Protection Corporation (“SIPC”). The SIPC fund provides protection up to $500 thousand per client for securities and cash held in client accounts, including a limitation of $250 thousand on claims for cash balances. We have purchased excess SIPC coverage through various syndicates of Lloyd’s of London. For RJ&A, our clearing broker-dealer, the additional protection currently provided has an aggregate firm limit of $750 million for cash and securities, including a sub-limit of $1.9 million per client for cash above basic SIPC. Account protection applies when a SIPC member fails financially and is unable to meet obligations to clients. This coverage does not protect against market fluctuations. RJF has provided an indemnity to Lloyd’s of London against any and all losses they may incur associated with the excess SIPC policies.

RJTCF issues certain guarantees to various third parties related to project partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations, which aggregated to $3 million as of December 31, 2017.

RJTCF has provided a guaranteed return on investment to a third-party investor in the Guaranteed LIHTC Fund and RJF has guaranteed RJTCF’s performance under the arrangement.  Under the terms of the performance guarantee, should the underlying LIHTC project partnerships held by the Guaranteed LIHTC Fund fail to deliver a certain amount of tax credits and other tax benefits to this investor

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

over the next five years, RJTCF is obligated to pay the investor an amount that results in the investor achieving a minimum specified return on their investment.  A $16 million financing asset was included in “Other assets,” and a related $16 million liability was included in “Other payables” on our Condensed Consolidated Statements of Financial Condition as of December 31, 2017 related to this obligation. The maximum exposure to loss under this guarantee was $17 million at December 31, 2017, which represented the undiscounted future payments due the investor.

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

We may include in some of the descriptions of individual matters below certain quantitative information about the plaintiff’s claim against us as alleged in the plaintiff’s pleadings or other public filings. Although this information may provide insight into the potential magnitude of a matter, it does not represent our estimate of reasonably possible loss or our judgment as to any currently appropriate accrual related thereto.

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

With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss (and excluding amounts subject to the below-described indemnification from Regions Financial Corporation (“Regions”)), as of December 31, 2017, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $70 million in excess of the aggregate reserves for such matters.  Refer to Note 2 of our 2017 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

Morgan Keegan Litigation

Indemnification from Regions

Under the agreement with Regions governing our 2012 acquisition of Morgan Keegan & Company, Inc., and MK Holding, Inc. and certain of its affiliates (collectively referred to as “Morgan Keegan”), Regions is obligated to indemnify us for losses we may incur in connection with any Morgan Keegan legal proceedings pending as of the closing date for that transaction, which was April 2, 2012, or commenced after the closing date but related to pre-closing matters that were received prior to April 2, 2015.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Morgan Keegan matter described below is subject to such indemnification provisions. As of December 31, 2017, management estimated the range of potential liability of all Morgan Keegan matters subject to indemnification, including the cost of defense, to be from $12 million to $44 million. Any loss arising from such matters, after application of any contractual thresholds and other reductions, as set forth in the agreement, will be borne by Regions. As of December 31, 2017 our Condensed Consolidated Statements of Financial Condition included an indemnification asset of $25 million which was included in “Other assets,” and a liability for potential losses of $25 million which was included within “Other payables,” pertaining to the Morgan Keegan matters subject to indemnification. The amount included within “Other payables” is the amount within the range of potential liability related to such matters which management estimated was more likely than any other amount within such range.

Morgan Keegan matter (subject to indemnification)

In July 2006, Morgan Keegan & Company, Inc., a Morgan Keegan affiliate, and one of its former analysts were named as defendants in a lawsuit filed by Fairfax Financial Holdings Limited and an affiliate in the Superior Court of New Jersey, Law Division, in Morris County, New Jersey. Plaintiffs made claims under a civil RICO statute, for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs alleged that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs in order to improperly drive down the stock price of Fairfax, so that others could profit from short positions. Plaintiffs alleged that the defendants’ actions disparaged them and harmed their business relationships. Plaintiffs alleged various categories of damages, including lost insurance business, losses on stock and bond offerings, reputational loss, increased audit fees and directors’ and officers’ insurance premiums, and lost acquisitions. They requested actual and punitive damages and treble damages under their RICO claims. On May 11, 2012, the trial court dismissed the plaintiffs’ RICO claims. On June 27, 2012, the trial court dismissed plaintiffs’ tortious interference with prospective relations claim, but allowed the other claims to go forward. Prior to commencement of a jury trial, the court dismissed the remaining claims with prejudice, and the plaintiffs appealed. On April 27, 2017, the Superior Court of New Jersey, Appellate Division, affirmed the trial court’s dismissal of certain claims against Morgan Keegan, including RICO allegations, while remanding to the trial court the claims of disparagement, tortious interference with prospective business relations, and civil conspiracy, and limiting the actual damages to certain lost insurance business. Plaintiffs petitioned the Supreme Court of New Jersey for review of the Appellate Division’s opinion, but on October 17, 2017, the Supreme Court of New Jersey denied the petition.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Other comprehensive income/(loss)

The activity in other comprehensive income/(loss), net of the respective tax effect, was as follows:

	Three months ended December 31,
$ in thousands	2017	2016
Unrealized loss on available-for-sale securities and non-credit portion of other-than-temporary impairment losses	$(11,953)	$(4,146)
Unrealized gain/(loss) on currency translations, net of the impact of net investment hedges	(187)	1,001
Unrealized gain on cash flow hedges	6,885	25,738
Net other comprehensive income/(loss)	$(5,255)	$22,593

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accumulated other comprehensive income/(loss)

All of the components of other comprehensive income/(loss) described below, net of tax, are attributable to RJF. The following table presents the changes, and the related tax effects, of each component of accumulated other comprehensive income/(loss):

$ in thousands	Net investment hedges	Currency translations	Sub-total: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended December 31, 2017
Accumulated other comprehensive income/(loss) as of the beginning of the period	$60,201	$(79,677)	$(19,476)	$(2,472)	$6,749	$(15,199)
Other comprehensive income/(loss) before reclassifications and taxes	7,607	(5,760)	1,847	(15,549)	6,774	(6,928)
Amounts reclassified from accumulated other comprehensive income, before tax	—	—	—	—	1,409	1,409
Pre-tax net other comprehensive income/(loss)	7,607	(5,760)	1,847	(15,549)	8,183	(5,519)
Income tax effect	(2,034)	—	(2,034)	3,596	(1,298)	264
Net other comprehensive income/(loss) for the period, net of tax	5,573	(5,760)	(187)	(11,953)	6,885	(5,255)
Accumulated other comprehensive income/(loss) as of end of period	$65,774	$(85,437)	$(19,663)	$(14,425)	$13,634	$(20,454)
Three months ended December 31, 2016
Accumulated other comprehensive income/(loss) as of the beginning of the period	$86,482	$(121,576)	$(35,094)	$(4,156)	$(16,483)	$(55,733)
Other comprehensive income/(loss) before reclassifications and taxes	18,098	(17,756)	342	(6,858)	39,941	33,425
Amounts reclassified from accumulated other comprehensive income/(loss), before tax	—	6,537	6,537	(12)	1,572	8,097
Pre-tax net other comprehensive income/(loss)	18,098	(11,219)	6,879	(6,870)	41,513	41,522
Income tax effect	(6,772)	894	(5,878)	2,724	(15,775)	(18,929)
Net other comprehensive income/(loss) for the period, net of tax	11,326	(10,325)	1,001	(4,146)	25,738	22,593
Accumulated other comprehensive income/(loss) as of end of period	$97,808	$(131,901)	$(34,093)	$(8,302)	$9,255	$(33,140)

Our net investment hedges and cash flow hedges relate to our derivatives associated with RJ Bank’s business operations (see Note 6 for additional information on these derivatives).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Reclassifications out of accumulated other comprehensive income/(loss)

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive income/(loss), and the related tax effects, for the three months ended December 31, 2017 and 2016:

Accumulated other comprehensive income/(loss) components: $ in thousands	Increase/(decrease) in amounts reclassified from accumulated other comprehensive income/(loss)	Affected line items in income statement
Three months ended December 31, 2017
RJ Bank cash flow hedges	$1,409	Interest expense
	1,409	Total before tax
Income tax effect	(402)	Provision for income taxes
Total reclassifications for the period	$1,007	Net of tax
Three months ended December 31, 2016
RJ Bank available-for-sale securities	$(12)	Other revenue
RJ Bank cash flow hedges	1,572	Interest expense
Currency translations	6,537	Other expense
	8,097	Total before tax
Income tax effect	(3,076)	Provision for income taxes
Total reclassifications for the period	$5,021	Net of tax

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Three months ended December 31,
$ in thousands	2017	2016
Interest income:
Margin balances	$24,095	$19,981
Assets segregated pursuant to regulations and other segregated assets	12,122	7,170
Bank loans, net of unearned income	160,020	135,525
Available-for-sale securities	10,715	3,400
Trading instruments	5,138	5,006
Securities loaned	3,058	2,732
Loans to financial advisors	3,502	3,308
Corporate cash and all other	13,079	5,660
Total interest income	$231,729	$182,782
Interest expense:
Brokerage client liabilities	$2,529	$676
Bank deposits	7,509	2,783
Trading instruments sold but not yet purchased	1,706	1,328
Securities borrowed	1,479	1,228
Borrowed funds	5,865	3,719
Senior notes	18,180	24,699
Other	2,163	1,533
Total interest expense	39,431	35,966
Net interest income	192,298	146,816
Bank loan loss (provision)/benefit	(1,016)	1,040
Net interest income after bank loan loss provision	$191,282	$147,856

Interest expense related to bank deposits in the above table for the three months ended December 31, 2017 and 2016 excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.

NOTE 17 – SHARE-BASED AND OTHER COMPENSATION

Share-based compensation plans

We have one share-based compensation plan for our employees, Board of Directors and non-employees (comprised of independent contractor financial advisors). The Amended and Restated 2012 Stock Incentive Plan (the “2012 Plan”) authorizes us to grant 40,244,000 new shares, including the shares available for grant under six predecessor plans. We generally issue new shares under the 2012 Plan; however, we are also permitted to reissue our treasury shares. Our share-based compensation accounting policies are described in Note 2 of our 2017 Form 10-K.  Other information related to our share-based awards are presented in Note 20 of our 2017 Form 10-K.

Stock options

Expense and income tax benefits related to our stock options awards granted to employees and independent contractor financial advisors is presented below:

	Three months ended December 31,
$ in thousands	2017	2016
Total share-based expense	$3,112	$4,176
Income tax benefit related to share-based expense	307	545

For the three months ended December 31, 2017, we realized $1 million of excess tax benefits related to our stock option awards which favorably impacted income tax expense in our Condensed Consolidated Statements of Income and Comprehensive Income.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three months ended December 31, 2017, we granted no stock options to employees and the stock option awards granted to independent contractor financial advisors were not material.

Pre-tax expense not yet recognized for stock option awards granted to employees and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of December 31, 2017, are presented below:

	Pre-tax expense not yet recognized	Remaining weighted-average amortization period
	(in thousands)	(in years)
Employees	$12,757	2.4
Independent contractor financial advisors	4,431	3.5

Restricted stock and RSU awards

Expense and income tax benefits related to our restricted equity awards granted to employees and members of our Board of Directors are presented below:

	Three months ended December 31,
$ in thousands	2017	2016
Total share-based expense	$30,477	$27,650
Income tax benefit related to share-based expense	8,090	10,035

Total share-based expense during the three months ended December 31, 2016 included $5 million which is included as a component of “Acquisition-related expenses” on our Condensed Consolidated Statements of Income and Comprehensive Income.

For the three months ended December 31, 2017, we realized $8 million of excess tax benefits related to our restricted equity awards which favorably impacted income tax expense in our Condensed Consolidated Statements of Income and Comprehensive Income.

During the three months ended December 31, 2017, we granted 1,089,000 RSUs to employees with a weighted-average grant-date fair value of $86.50. During the three months ended December 31, 2017, we did not grant RSUs to outside members of our Board of Directors.

As of December 31, 2017, there was $184 million of total pre-tax compensation costs not yet recognized, net of estimated forfeitures, related to restricted equity awards granted to employees and members of our Board of Directors. These costs are expected to be recognized over a weighted-average period of 3.4 years.

There were no outstanding RSUs related to our independent contractor financial advisors as of December 31, 2017.

Restricted stock awards associated with Alex. Brown

As part of our acquisition of Alex. Brown, we assumed certain DBRSU awards, including the associated plan terms and conditions. Refer to Note 20 of our 2017 Form 10-K for additional information regarding these awards. The DBRSUs are accounted for as derivatives. See Note 6 for additional information regarding these derivatives.

The net impact of the DBRSUs in our Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended December 31, 2017 and 2016, including the related income tax effects, is presented below:

	Three months ended December 31,
$ in thousands	2017	2016
Amortization of DBRSU prepaid compensation asset	$1,312	$1,542
Increase in fair value of derivative liability	2,613	6,375
Net expense before tax	$3,925	$7,917
Income tax benefit	$1,104	$2,920

The table above includes the impact of DBRSUs forfeited during the three months ended December 31, 2016.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2017, there was a $9 million prepaid compensation asset included in “Other assets” in our Condensed Consolidated Statements of Financial Condition related to these DBRSUs. This asset is expected to be amortized over a weighted-average period of 1.8 years. As of December 31, 2017, there was a $28 million derivative liability included in “Accrued compensation, commissions and benefits” in our Condensed Consolidated Statements of Financial Condition based on the December 31, 2017 share price of DB shares of $19.03.
We held shares of DB as of December 31, 2017 as an economic hedge against this obligation. Such shares are included in “Other investments” on our Condensed Consolidated Statements of Financial Condition. The gains/losses on this hedge are included as a component of “Compensation, commissions and benefits expense” and offset a portion of the gains/losses on the DBRSUs incurred during the periods discussed above.

NOTE 18 – REGULATORY CAPITAL REQUIREMENTS

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

In July 2013, the Office of the Comptroller of the Currency (“OCC”), the Fed and the FDIC released final U.S. rules implementing the Basel III capital framework developed by the Basel Committee on Banking Supervision and certain Dodd-Frank Act and other capital provisions and updated the prompt corrective action framework to reflect the new regulatory capital minimums (the “U.S. Basel III Rules”). RJF and RJ Bank report regulatory capital under the Basel III standardized approach. Various aspects of the Basel III rules are subject to multi-year transition periods through December 31, 2018.

RJF and RJ Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined in Basel III, Common equity Tier 1 capital (“CET1”) to risk-weighted assets. RJF and RJ Bank each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies.  The minimum CET1, Tier 1 Capital, and Total Capital ratios of RJF and RJ Bank are supplemented by an incremental capital conservation buffer, consisting entirely of capital that qualifies as CET1, that began phasing in on January 1, 2016 in increments of 0.625% per year until it reaches 2.5% of risk weighted assets on January 1, 2019. Failure to maintain the capital conservation buffer could limit our ability to take certain capital actions, including dividends and common equity repurchases, and to make discretionary bonus payments.  As of December 31, 2017, both RJF’s and RJ Bank’s capital levels exceeded the fully-phased in capital conservation buffer requirement, and are each categorized as “well capitalized.”

For further discussion of regulatory capital requirements applicable to certain of our businesses and subsidiaries, see Note 21 of our 2017 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

To meet requirements for capital adequacy purposes or to be categorized as “well capitalized,” RJF must maintain minimum CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
$ in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of December 31, 2017:
CET1	$5,052,629	22.3%	$1,018,048	4.5%	$1,470,513	6.5%
Tier 1 capital	$5,052,629	22.3%	$1,357,397	6.0%	$1,809,862	8.0%
Total capital	$5,266,339	23.3%	$1,809,862	8.0%	$2,262,328	10.0%
Tier 1 leverage	$5,052,629	14.4%	$1,400,054	4.0%	$1,750,068	5.0%

RJF as of September 30, 2017:
CET1	$5,081,335	23.0%	$994,950	4.5%	$1,437,150	6.5%
Tier 1 capital	$5,081,335	23.0%	$1,326,600	6.0%	$1,768,800	8.0%
Total capital	$5,293,331	23.9%	$1,768,800	8.0%	$2,211,000	10.0%
Tier 1 leverage	$5,081,335	15.0%	$1,359,168	4.0%	$1,698,960	5.0%

The decrease in RJF’s Tier 1 capital and Total capital ratios at December 31, 2017 compared to September 30, 2017 was primarily due to an increase in goodwill and identifiable intangible assets related to the Scout Group acquisition and the growth of corporate loans at RJ Bank.

To meet the requirements for capital adequacy or to be categorized as “well capitalized,” RJ Bank must maintain CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
$ in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJ Bank as of December 31, 2017:
CET1	$1,825,550	12.2%	$674,617	4.5%	$974,446	6.5%
Tier 1 capital	$1,825,550	12.2%	$899,489	6.0%	$1,199,319	8.0%
Total capital	$2,013,120	13.4%	$1,199,319	8.0%	$1,499,148	10.0%
Tier 1 leverage	$1,825,550	8.6%	$852,884	4.0%	$1,066,105	5.0%

RJ Bank as of September 30, 2017:
CET1	$1,821,306	12.5%	$654,901	4.5%	$945,968	6.5%
Tier 1 capital	$1,821,306	12.5%	$873,201	6.0%	$1,164,268	8.0%
Total capital	$2,003,461	13.8%	$1,164,268	8.0%	$1,455,335	10.0%
Tier 1 leverage	$1,821,306	8.9%	$816,304	4.0%	$1,020,379	5.0%

The decrease in RJ Bank’s Tier 1 and Total capital ratios at December 31, 2017 compared to September 30, 2017 was primarily due to corporate loan growth.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934.

The following table presents the net capital position of RJ&A:

	As of
$ in thousands	December 31, 2017	September 30, 2017
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	25.37%	21.37%
Net capital	$694,733	$589,420
Less: required net capital	(54,758)	(55,164)
Excess net capital	$639,975	$534,256

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the net capital position of Raymond James Financial Services, Inc. (“RJFS”):

	As of
$ in thousands	December 31, 2017	September 30, 2017
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$23,489	$34,488
Less: required net capital	(250)	(250)
Excess net capital	$23,239	$34,238

The following table presents the risk adjusted capital of RJ Ltd. (in Canadian dollars):

	As of
$ in thousands	December 31, 2017	September 30, 2017
Raymond James Ltd.:
Risk adjusted capital before minimum	$77,869	$108,985
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$77,619	$108,735

At December 31, 2017, all of our other active regulated domestic and international subsidiaries were in compliance with and met all applicable capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 19 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share:

	Three months ended December 31,
$ in thousands, except per share amounts	2017	2016
Income for basic earnings per common share:
Net income attributable to RJF	$118,842	$146,567
Less allocation of earnings and dividends to participating securities	(185)	(310)
Net income attributable to RJF common shareholders	$118,657	$146,257
Income for diluted earnings per common share:
Net income attributable to RJF	$118,842	$146,567
Less allocation of earnings and dividends to participating securities	(182)	(303)
Net income attributable to RJF common shareholders	$118,660	$146,264
Common shares:
Average common shares in basic computation	144,469	142,110
Dilutive effect of outstanding stock options and certain RSUs	3,792	3,565
Average common shares used in diluted computation	148,261	145,675
Earnings per common share:
Basic	$0.82	$1.03
Diluted	$0.80	$1.00
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	1,355	2,127

The allocation of earnings and dividends to participating securities in the table above represent dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities.  Participating securities represent unvested restricted stock and certain RSUs and amounted to weighted-average shares of 239 thousand and 310 thousand for the three months ended December 31, 2017 and 2016, respectively. Dividends paid to participating securities were insignificant for the three months ended December 31, 2017 and 2016.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are as follows:

	Three months ended December 31,
	2017	2016
Dividends per common share - declared	$0.25	$0.22
Dividends per common share - paid	$0.22	$0.20

NOTE 20 – SEGMENT INFORMATION

We currently operate through the following five business segments: Private Client Group; Capital Markets; Asset Management; RJ Bank; and Other.

The business segments are determined based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. For a further discussion of our business segments, see Note 24 of our 2017 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information concerning operations in these segments of business:

	Three months ended December 31,
$ in thousands	2017	2016
Revenues:
Private Client Group	$1,238,040	$1,043,316
Capital Markets	222,534	236,982
Asset Management	150,611	114,096
RJ Bank	178,141	144,517
Other	16,383	15,459
Intersegment eliminations	(40,117)	(25,602)
Total revenues	$1,765,592	$1,528,768
Income/(loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$155,063	$73,358
Capital Markets	4,807	21,444
Asset Management	57,399	41,909
RJ Bank	114,155	104,121
Other	(20,181)	(34,453)
Pre-tax income excluding noncontrolling interests	311,243	206,379
Net income attributable to noncontrolling interests	441	1,136
Income including noncontrolling interests and before provision for income taxes	$311,684	$207,515

No individual client accounted for more than ten percent of total revenues in any of the periods presented.

	Three months ended December 31,
$ in thousands	2017	2016
Net interest income/(expense):
Private Client Group	$38,487	$30,387
Capital Markets	1,456	2,508
Asset Management	330	63
RJ Bank	163,039	134,272
Other	(11,014)	(20,414)
Net interest income	$192,298	$146,816

The following table presents our total assets on a segment basis:

$ in thousands	December 31, 2017	September 30, 2017
Total assets:
Private Client Group	$10,328,475	$9,967,320
Capital Markets	2,375,078	2,396,033
Asset Management	347,922	151,111
RJ Bank	21,600,312	20,611,898
Other	1,433,112	1,757,094
Total	$36,084,899	$34,883,456

Total assets in the PCG segment included $277 million of goodwill at both December 31, 2017 and September 30, 2017. Total assets in the Capital Markets segment included $134 million of goodwill at both December 31, 2017 and September 30, 2017. Total assets in the Asset Management segment included $69 million of goodwill as of December 31, 2017 which was entirely attributable to our fiscal year 2018 acquisition of the Scout Group.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

We have operations in the U.S., Canada and Europe. Substantially all long-lived assets are located in the U.S.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they were earned, are as follows:

	Three months ended December 31,
$ in thousands	2017	2016
Revenues:
U.S.	$1,633,022	$1,416,281
Canada	99,286	84,845
Europe	33,284	22,970
Other	—	4,672
Total	$1,765,592	$1,528,768

Pre-tax income/(loss) excluding noncontrolling interests:
U.S.	$305,289	$214,205
Canada	8,665	(1,537)
Europe	(2,711)	(2,688)
Other	—	(3,601)
Total	$311,243	$206,379

Our total assets, classified by major geographic area in which they were held, are presented below:

$ in thousands	December 31, 2017	September 30, 2017
Total assets:
U.S.	$33,291,193	$32,200,852
Canada	2,706,114	2,592,480
Europe	78,851	81,090
Other	8,741	9,034
Total	$36,084,899	$34,883,456

Total assets in the U.S. included $425 million and $356 million of goodwill at December 31, 2017 and September 30, 2017, respectively. Total assets in Canada included $45 million of goodwill at both December 31, 2017 and September 30, 2017. Total assets in Europe included $10 million of goodwill at both December 31, 2017 and September 30, 2017.

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

Factors affecting “forward-looking statements”

Certain statements made in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), industry or market conditions, demand for and pricing of our products, acquisitions and divestitures, anticipated results of litigation, changes in tax rules, regulatory developments, effects of accounting pronouncements, and general economic conditions.  In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions.  Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements.  We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in our filings with the SEC from time to time, including our most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q, which are available at www.raymondjames.com and the SEC’s website at www.sec.gov. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events or otherwise.

Executive overview

We operate as a financial holding company and a bank holding company. Results in the businesses in which we operate are highly correlated to the general overall strength of economic conditions and, more specifically, to the direction of the U.S. equity and fixed income markets, market volatility, the corporate and mortgage lending markets and commercial and residential credit trends.  Overall market conditions, interest rates, economic, political and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control.  These factors affect the financial decisions made by market participants which include investors, borrowers, and competitors, impacting their level of participation in the financial markets. These factors also impact the level of investment banking activity, including public offerings, as well as trading profits, and asset valuations, or a combination thereof.  In turn, these decisions and factors affect our business results.

Three months ended December 31, 2017 compared with the three months ended December 31, 2016

We achieved net revenues of $1.73 billion, a $233 million, or 16% increase. Our pre-tax income was $311 million, an increase of $105 million, or 51%. Our net income of $119 million reflects a decrease of $28 million, or 19%, and our earnings per diluted share was $0.80, a 20% decrease.

During the three months ended December 31, 2017, earnings were negatively affected by the estimated discrete impact of the Tax Act of $117 million, primarily related to the remeasurement of U.S. deferred tax assets at a lower enacted corporate tax rate. Excluding this discrete impact and $4 million of acquisition-related expenses, adjusted net income was $238.8 million (1), an increase of 35% compared with adjusted net income in the prior year. Adjusted earnings per diluted share were $1.61 (1), a 33% increase compared with adjusted earnings per diluted share in the prior year period.

Net revenues increased significantly in the PCG, Asset Management and RJ Bank segments. PCG and Asset Management benefited from growth in client assets in fee-based accounts. RJ Bank had significant growth due to an increase in average interest-earning assets and an increase in net interest margin. Net revenues in our Capital Markets segment declined compared with the prior year period, reflecting a decline in equity and fixed income sales commissions due to low market volatility. Total client assets under administration reached $727.2 billion at December 31, 2017, an 18% increase, primarily attributable to equity market appreciation and strong financial advisor recruiting and retention results.

(1) “Adjusted net income,” and “adjusted earnings per diluted share” are each non-GAAP financial measures. Please see the “reconciliation of GAAP measures to non-GAAP measures” in this Item 2, for a reconciliation of our non-GAAP measures to the most directly comparable GAAP measures, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Non-interest expenses increased $129 million, or 10%. The increase primarily resulted from increased compensation, commissions and benefits expense associated with increased net revenues, as well as increased staffing levels required to support our continued growth and regulatory and compliance requirements. Offsetting this increase was a $30 million decrease in expenses related to the Jay Peak matter, which was settled in the prior fiscal year.

Our effective tax rate was 61.7% for the current quarter, reflecting the estimated discrete impact of the Tax Act of $117 million, partially offset by a lower blended federal corporate statutory tax rate of 24.5%. Excluding the estimated discrete impact of the Tax Act, our adjusted effective tax rate was 24.1% (1) for the three months ended December 31, 2017. We estimate our effective tax rate to be approximately 28% for the remainder of our fiscal year ended September 30, 2018, which reflects the blended federal corporate statutory tax rate, and approximately 24% for fiscal year 2019, reflecting the lower federal corporate statutory tax rate of 21% for the full year.  Our future effective tax rates are estimates and are based on assumptions based on our current interpretation of the Tax Act and may change, possibly materially, as we complete our analysis.  Our future effective tax rate will also be impacted positively or negatively, by non-taxable items such as the gains or losses earned on our Company-owned life insurance (“COLI”), tax exempt interest and non-deductible expenses such as meals and entertainment.  See Note 13 of this Form 10-Q for further information on the Tax Act.

A summary of our financial results by segment as compared to the prior year are as follows:

•
Our Private Client Group segment generated net revenues of $1.23 billion, a 19% increase, and pre-tax income of $155 million increased 111% over the prior year period which included $30 million in legal expenses related to the Jay Peak matter.  The increase in net revenues was primarily attributable to an increase in securities commissions and fees, driven by a stronger market environment and continued strong recruiting and retention results. The segment also benefited from the impact of higher short-term interest rates, resulting in an increase in account and service fees related to client cash balances in the RJBDP. Non-interest expenses increased $111 million, or 12%, primarily resulting from increases in compensation, commissions and benefits expenses, offset by a decrease in the aforementioned legal expenses.

•
The Capital Markets segment generated net revenues of $217 million, a 7% decrease over the prior year period. The decrease in net revenues was primarily due to a decrease in institutional commissions due to lower market volatility. Investment banking revenues increased slightly, as higher merger & acquisition and advisory fees more than offset lower equity underwriting fees and tax credit fund syndication fees. Non-interest expenses were relatively flat compared with the prior year period which, combined with the decline in net revenues, contributed to a 78% decline in pre-tax income.

•
Our Asset Management segment benefited from increased fee-based client assets, generating a 32% increase in net revenues to $151 million, while pre-tax income increased 37% to $57 million. The increase in net revenues primarily reflected increases in advisory fee revenues from managed programs and, to a lesser degree, non-discretionary asset-based administration fee revenues. Financial assets under management in managed programs increased 64% over the prior year level aided by the acquisition of the Scout Group during the quarter. Non-interest expenses increased $19 million, or 27%, primarily resulting from increased investment sub-advisory fees and acquisition-related increases in administrative & incentive compensation and benefits expense.

•
RJ Bank generated a 20% increase in net revenues to $165 million, while pre-tax income increased 10% to $114 million. The increase in pre-tax income resulted primarily from an increase in net interest income, partially offset by higher affiliate deposit fees paid to the Private Client Group due to increased balances. Net interest income increased due to growth in average interest-earning assets and an increase in the net interest margin.

•
Activities in our Other segment reflected a pre-tax loss that was $14 million, or 41% less than the prior year, primarily due to a decrease in acquisition-related expenses and lower interest expense related to a decrease in the average outstanding balance and average yield of our senior notes payable.

(1) “Adjusted effective tax rate” is a non-GAAP financial measure. Please see the “reconciliation of GAAP measures to non-GAAP measures” in this Item 2, for a reconciliation of our non-GAAP measures to the most directly comparable GAAP measures, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Segments

We currently operate through four operating segments and our Other segment. The four operating segments are Private Client Group, Capital Markets, Asset Management, and RJ Bank. The Other segment captures private equity activities as well as certain corporate overhead costs of RJF that are not allocated to operating segments, including the interest cost on our public debt and the acquisition and integration costs associated with our acquisitions.

The following table presents our consolidated and segment net revenues and pre-tax income/(loss), the latter excluding noncontrolling interests, for the periods indicated:

	Three months ended December 31,
$ in thousands	2017	2016	% change
Total company
Net revenues	$1,726,161	$1,492,802	16%
Pre-tax income excluding noncontrolling interests	$311,243	$206,379	51%

Private Client Group
Net revenues	$1,233,051	$1,040,089	19%
Pre-tax income	$155,063	$73,358	111%

Capital Markets
Net revenues	$216,665	$233,016	(7)%
Pre-tax income	$4,807	$21,444	(78)%

Asset Management
Net revenues	$150,600	$114,082	32%
Pre-tax income	$57,399	$41,909	37%

RJ Bank
Net revenues	$165,185	$138,015	20%
Pre-tax income	$114,155	$104,121	10%

Other
Net revenues	$(2,920)	$(9,643)	70%
Pre-tax loss	$(20,181)	$(34,453)	41%

Intersegment eliminations
Net revenues	$(36,420)	$(22,757)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Reconciliation of GAAP measures to non-GAAP measures

We utilize certain non-GAAP calculations as additional measures to aid in, and enhance, the understanding of our financial results and related measures. We believe that the non-GAAP measures provide useful information by excluding certain material items that may not be indicative of our core operating results. We believe that these non-GAAP measures will allow for better evaluation of the operating performance of the business and facilitate a meaningful comparison of our results in the current period to those in prior and future periods. The non-GAAP financial information should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, our non-GAAP measures may not be comparable to similarly titled non-GAAP measures of other companies. The following table provides a reconciliation of GAAP measures to non-GAAP measures for the periods which include non-GAAP adjustments. Non-GAAP measures for the three months ended December 31, 2016 have been revised from those previously reported to conform to our current presentation, which includes amounts related to the Jay Peak matter.

	Three months ended December 31,
$ in thousands, except per share amounts	2017	2016
Net income (1)	$118,842	$146,567
Non-GAAP adjustments:
Acquisition-related expenses (2)	3,927	12,666
Jay Peak matter (3)	—	30,000
Sub-total pre-tax non-GAAP adjustments	3,927	42,666
Tax effect on non-GAAP adjustments above	(1,100)	(12,365)
Discrete impact of the Tax Act (4)	117,169	—
Total non-GAAP adjustments, net of tax	119,996	30,301
Adjusted net income	$238,838	$176,868

Earnings per common share:
Basic	$0.82	$1.03
Diluted	$0.80	$1.00
Adjusted earnings per common share:
Adjusted basic	$1.65	$1.24
Adjusted diluted	$1.61	$1.21

Effective tax rate:
For the three months ended December 31, 2017 ($ in thousands)	Pre-tax income including noncontrolling interests	Provision for income taxes	Effective tax rate
	$311,684	$192,401	61.7%
Less: discrete impact of the Tax Act (4)		117,169
As adjusted for discrete impact of the Tax Act		$75,232	24.1%

(1)	Excludes noncontrolling interests.

(2)	See Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

(3)	See Part I. Item 3 - Legal proceedings in our 2017 Form 10-K for more information on the Jay Peak matter.

(4)	See Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information related to the discrete impact of the Tax Act.

Net interest analysis

The Federal Reserve Bank announced an increase in its benchmark short-term interest rate of 25 basis points in December 2017. This increase is in addition to three 25 basis point interest rate increases since December 2016. These increases in short-term interest rates have had a significant impact on our overall financial performance, as we have certain assets and liabilities, primarily held in our PCG and RJ Bank segments, which are sensitive to changes in interest rates. Given the relationship of our interest sensitive assets to liabilities held in each of these segments, increases in short-term interest rates result in an overall increase in our net earnings, although the impact to our net interest margin depends on the yields on interest-earning assets relative to interest-bearing liabilities.

In PCG, we also earn fees in lieu of interest income from RJBDP, a multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into interest-bearing deposit accounts at RJ Bank and various third-party banks. Such fees are recorded in “Account and service fees” in our Condensed Consolidated Statements of Income and Comprehensive Income. RJBDP fees from third-party banks fluctuate based on changes in short-term interest rates relative to deposit rates paid on client cash balances.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table details the components of our domestic client cash balances:

	As of
$ in millions	December 31, 2017	September 30, 2017	December 31, 2016
RJBDP
RJ Bank	$18,374	$17,387	$14,893
Third-party banks	20,836	20,704	25,456
Sub-total RJBDP	39,210	38,091	40,349
Money market	1,710	1,818	2,036
Client interest program	3,334	3,101	3,696
Total domestic client cash balances	$44,254	$43,010	$46,081

The short-term interest rate increases in 2017 had a significant impact on fees earned from RJBDP; however, they have not had as significant of an impact on market deposit rates paid on client cash balances. However, subsequent to the December 2017 rate increase, we announced increases in our deposit rates paid on client cash balances and we expect market deposit rates will continue to rise with future increases in short-term interest rates. As such, any future increases in short-term interest rates may have less of an impact on our fees earned from our RJBDP, or could actually reduce our fees earned in this program, depending on the level of deposit rates paid on client cash balances.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents our consolidated average balance, interest income and expense and the related yield and rates. Average balances are calculated on a daily basis with the exception of Trading instruments, Loans to financial advisors, net and Corporate cash and all other, which are calculated based on the average of the end of month balances for each month within the period.

	Three months ended December 31,
	2017			2016
$ in thousands	Average balance	Interest inc./exp.	Average yield/cost	Average balance	Interest inc./exp.	Average yield/cost
Interest-earning assets:
Assets segregated pursuant to regulations and other segregated assets	$2,887,422	$12,122	1.68%	$3,589,973	$7,170	0.80%
Securities loaned	361,749	3,058	3.38%	533,000	2,732	2.05%
Trading instruments	648,088	5,138	3.17%	604,749	5,006	3.31%
Available-for-sale securities	2,275,219	10,715	1.88%	999,359	3,400	1.36%
Margin loans	2,484,016	24,095	3.88%	2,427,230	19,981	3.29%
Bank loans, net of unearned income
Loans held for investment:
C&I loans	7,413,409	73,792	3.89%	7,477,477	71,306	3.75%
CRE construction loans	140,472	1,723	4.80%	132,506	1,505	4.44%
CRE loans	3,036,603	28,759	3.71%	2,549,914	22,254	3.42%
Tax-exempt loans	1,039,814	6,706	2.58%	808,160	5,246	2.60%
Residential mortgage loans	3,245,333	24,790	3.06%	2,559,074	18,564	2.84%
SBL	2,471,054	23,240	3.68%	1,951,644	15,389	3.09%
Loans held for sale	115,882	1,010	3.46%	180,052	1,261	2.81%
Total bank loans, net	17,462,567	160,020	3.65%	15,658,827	135,525	3.47%
Loans to financial advisors	869,326	3,502	1.61%	833,760	3,308	1.59%
Corporate cash and all other	4,330,440	13,079	1.21%	3,215,887	5,660	0.69%
Total interest-earning assets	$31,318,827	$231,729	2.96%	$27,862,785	$182,782	2.62%

Interest-bearing liabilities:
Bank deposits
Certificates of deposit	$323,503	$1,272	1.56%	$303,243	$1,135	1.48%
Savings, money market and NOW accounts	17,820,706	6,237	0.15%	14,411,122	1,648	0.05%
Securities borrowed	122,310	1,479	4.84%	126,247	1,228	3.89%
Trading instruments sold but not yet purchased	258,095	1,706	2.64%	266,206	1,328	2.00%
Brokerage client liabilities	4,442,992	2,529	0.23%	4,919,792	676	0.05%
Other borrowings	1,031,298	5,865	2.26%	768,178	3,719	1.94%
Senior notes	1,548,885	18,180	4.69%	1,680,417	24,699	5.88%
Other	256,161	2,163	3.38%	249,595	1,533	2.46%
Total interest-bearing liabilities	$25,803,950	$39,431	0.61%	$22,724,800	$35,966	0.63%
Net interest income		$192,298			$146,816

Nonaccrual loans are included in the average loan balances in the table above. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis.

Fee income on all loans included in interest income for the three months ended December 31, 2017 and 2016 was $9 million for both periods.

Three months ended December 31, 2017 compared with the three months ended December 31, 2016

Net interest income increased $45 million, or 31%, primarily reflecting increases in our RJ Bank and PCG segments, as well as a decrease in interest expense in our Other segment related to our senior notes payable.

The RJ Bank segment’s net interest income increased $29 million, or 21%, resulting from an increase in average loans outstanding and an increase the available-for-sale securities portfolio, as well as an increase in net interest margin. Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Net interest income in the PCG segment increased $8 million, or 27%, driven by an increase in interest income from segregated assets, due to the impact of an increase in short-term interest rates on these balances, and an increase in interest income from margin loans primarily due to higher yields on these balances. The favorable impact of the higher interest rates was partially offset by a decrease in average segregated asset balances. A decrease in average client cash balances partially offset the impact of the increased rates paid on these balances.

Interest expense on our senior notes decreased by $7 million, or 26% as a result of a decrease in average outstanding balances, as well as the average rate on our outstanding borrowings. The average outstanding balance and average rate of our senior notes decreased due to our March 2017 redemption of our $350 million 6.90% senior notes and our September 2017 redemption of our $300 million 8.60% senior notes, partially offset by the May 2017 issuance of $500 million 4.95% senior notes.

Results of Operations – Private Client Group

For an overview of our PCG segment operations as well as the description of the key factors impacting our PCG results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Form 10-K.

Operating results

	Three months ended December 31,
$ in thousands	2017	2016	% change
Revenues:
Securities commissions and fees:
Fee-based accounts	$596,259	$472,899	26%
Mutual funds	163,147	158,590	3%
Insurance and annuity products	110,789	95,351	16%
Equity products	83,220	79,436	5%
Fixed income products	28,337	28,952	(2)%
New issue sales credits	9,302	17,991	(48)%
Sub-total securities commissions and fees	991,054	853,219	16%
Interest	43,476	33,614	29%
Account and service fees:
Mutual fund and annuity service fees	80,621	68,726	17%
RJBDP fees - third-party banks	61,007	36,564	67%
RJBDP fees - RJ Bank	21,258	11,653	82%
Client account and service fees	22,754	24,697	(8)%
Client transaction fees and other	7,745	6,786	14%
Sub-total account and service fees	193,385	148,426	30%
Other	10,125	8,057	26%
Total revenues	1,238,040	1,043,316	19%
Interest expense	(4,989)	(3,227)	55%
Net revenues	1,233,051	1,040,089	19%
Non-interest expenses:
Sales commissions	736,459	634,512	16%
Admin & incentive compensation and benefit costs	198,917	171,889	16%
Communications and information processing	52,800	44,017	20%
Occupancy and equipment costs	37,757	35,488	6%
Business development	21,563	23,450	(8)%
Jay Peak matter	—	30,000	(100)%
Other	30,492	27,375	11%
Total non-interest expenses	1,077,988	966,731	12%
Pre-tax income	$155,063	$73,358	111%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Selected key metrics

Client Asset Balances:

	As of			% change from
$ in billions	December 31, 2017	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
PCG assets under administration	$692.1	$659.5	$585.6	5%	18%
PCG assets in fee-based accounts	$316.7	$294.5	$240.2	8%	32%

Financial Advisors:

	December 31, 2017		September 30, 2017	December 31, 2016
Employees	3,038		3,041	2,985
Independent Contractors	4,499	(1)	4,305	4,143
Total advisors	7,537		7,346	7,128

(1) Our independent contractor financial advisor counts include 126 registered individuals who met the requirements to be classified as financial advisors in the December 31, 2017 period following our periodic review procedures.

PCG assets under administration increased 18% over December 31, 2016, resulting from equity market appreciation and net client inflows. Our net client inflows were primarily attributable to strong financial advisor recruiting results. PCG assets in fee-based accounts as a percentage of overall PCG assets under administration increased compared to December 31, 2016, due in part to clients moving to fee-based alternatives versus traditional transaction-based accounts in response to regulatory changes.

Excluding the impact of the individuals newly qualifying to be classified as financial advisors, the net increase in financial advisors as of December 31, 2017 compared to December 31, 2016 primarily resulted from strong financial advisor recruiting and high levels of retention. Notwithstanding the future impact of changes in the overall economy, and more specifically their impact on the markets, we believe that this increase in financial advisors is a positive indication of potential future revenue growth in this segment.

Three months ended December 31, 2017 compared with the three months ended December 31, 2016

Net revenues of $1.23 billion increased $193 million, or 19%. The portion of total segment revenues that we consider to be recurring was 82% for the three months ended December 31, 2017, an increase from 78% for the prior year period. Recurring revenues include asset-based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund and annuity service fees, fees earned in our RJBDP program, and interest, all of which contributed to the increase.

Pre-tax income of $155 million increased $82 million, or 111%.

Securities commissions and fees increased $138 million, or 16%.  The increased securities commissions and fee revenues were primarily driven by a stronger market environment as well as strong recruiting results.

Total account and service fees increased $45 million, or 30%, primarily due to higher RJBDP fees, primarily resulting from an increase in short-term interest rates since December 2016. Mutual fund and annuity service fees increased reflecting higher education and marketing support (“EMS”) fees and mutual fund omnibus fees. The increase in EMS fees is primarily due to the increased assets in the program, while the increase in omnibus fees was a result of an increase in the number of positions invested in fund families on the omnibus platform.

As previously discussed, net interest income in the PCG segment increased $8 million, or 27%.

Non-interest expenses increased $111 million, or 12%, primarily due to an increase in sales commission expenses, which increased $102 million, or 16%, in line with the increase in securities commissions and fees. Administrative & incentive compensation and benefits expense increased $27 million, or 16%, primarily due to increased staffing levels to support our continued growth and regulatory and compliance requirements. Communications and information processing expense increased $9 million, or 20%, a result of our continued investment in information technology infrastructure to support our growth. Offsetting these increases is a $30 million decrease in expenses related to the Jay Peak matter, which was settled in fiscal year 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Results of Operations – Capital Markets

For an overview of our Capital Markets segment operations as well as the description of the key factors impacting our Capital Markets results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis Financial Condition and Results of Operations” of our 2017 Form 10-K.

Operating results

	Three months ended December 31,
$ in thousands	2017	2016	% change
Revenues:
Securities commissions and fees:
Equity	$53,371	$64,319	(17)%
Fixed income	65,201	75,374	(13)%
Sub-total securities commissions and fees	118,572	139,693	(15)%
Equity underwriting fees	8,956	14,509	(38)%
Merger & acquisition and advisory fees	42,998	27,174	58%
Fixed income investment banking	8,132	8,478	(4)%
Tax credit funds syndication fees	4,817	11,126	(57)%
Sub-total investment banking	64,903	61,287	6%
Investment advisory fees	8,335	5,223	60%
Net trading profit	19,230	19,319	—
Interest	7,325	6,474	13%
Other	4,169	4,986	(16)%
Total revenues	222,534	236,982	(6)%
Interest expense	(5,869)	(3,966)	48%
Net revenues	216,665	233,016	(7)%
Non-interest expenses:
Sales commissions	42,218	50,973	(17)%
Admin & incentive compensation and benefit costs	114,322	102,867	11%
Communications and information processing	17,834	17,647	1%
Occupancy and equipment costs	8,384	8,455	(1)%
Business development	10,155	9,602	6%
Losses and non-interest expenses of real estate partnerships held by consolidated VIEs	2,666	1,796	48%
Other	18,986	22,337	(15)%
Total non-interest expenses	214,565	213,677	—
Income before taxes and including noncontrolling interests	2,100	19,339	(89)%
Noncontrolling interests	(2,707)	(2,105)	29%
Pre-tax income excluding noncontrolling interests	$4,807	$21,444	(78)%
Three months ended December 31, 2017 compared with the three months ended December 31, 2016

Net revenues of $217 million decreased $16 million, or 7%, primarily due to lower commissions. Pre-tax income of $5 million decreased $17 million, or 78%.

Total commission revenues decreased $21 million, or 15%. Institutional fixed income and equity commissions each decreased $11 million as a result of lower client trading volumes driven by low levels of interest rate and equity market volatility.

Investment banking revenues increased $4 million, or 6%, due to higher merger & acquisition and advisory fees, partially offset by lower tax credit fund syndication fees and equity underwriting fees. Merger & acquisition and advisory fees increased $16 million, or 58%, primarily due to a stronger volume of both domestic and foreign merger & acquisition activity and higher average fees per transaction in the current year period versus the prior year period. Tax credit fund syndication fees decreased $6 million, or 57%, due in part to uncertainty over corporate tax reform impacting new investment activity and the timing of transactions.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Equity underwriting fees decreased $6 million, or 38%, primarily due to fewer domestic lead-managed deals in the current year period as compared to the prior year period.

Non-interest expenses were flat over the prior year period, as a decline in sales commissions, in line with the decline in securities commissions and fees, and a decline in other expenses were largely offset by an increase in administrative & incentive compensation and benefits expense.

Results of Operations – Asset Management

For an overview of our Asset Management segment operations as well as the description of the key factors impacting our Asset Management results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Form 10-K.

Operating results

	Three months ended December 31,
$ in thousands	2017	2016	% change
Revenues:
Investment advisory and related administrative fees:
Managed programs	$103,845	$76,308	36%
Non-discretionary asset-based administration	27,068	21,194	28%
Sub-total investment advisory and related administrative fees	130,913	97,502	34%
Account and service fees and other	19,698	16,594	19%
Total revenues	150,611	114,096	32%
Interest expense	(11)	(14)	(21)%
Net revenues	150,600	114,082	32%
Non-interest expenses:
Compensation and benefits	36,597	27,682	32%
Communications and information processing	8,444	6,671	27%
Occupancy and equipment costs	1,424	1,160	23%
Business development	2,647	2,313	14%
Investment sub-advisory fees	21,694	17,384	25%
Other	19,527	15,756	24%
Total non-interest expenses	90,333	70,966	27%
Income before taxes and including noncontrolling interests	60,267	43,116	40%
Noncontrolling interests	2,868	1,207	138%
Pre-tax income excluding noncontrolling interests	$57,399	$41,909	37%

Selected key metrics

Managed Programs - Our investment advisory fees recorded in this segment were earned based on balances either at the beginning of the quarter, end of the quarter or average assets throughout the quarter. Following the Scout Group acquisition during the three months ended December 30, 2017, approximately 60% of our fees were determined based on asset balances at the beginning of the quarter, 20% were based on asset balances at the end of the quarter and 20% were based on average assets throughout the quarter.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Financial assets under management:

The following table reflects fee-billable financial assets under management in managed programs at the dates indicated:

$ in millions	December 31, 2017	September 30, 2017	December 31, 2016
Asset management services division of RJ&A (“AMS”)	$74,607	$69,962	$56,524
Carillon Tower Advisers and affiliates (“Carillon Tower”)	61,245	31,831	27,933
Sub-total financial assets under management	135,852	101,793	84,457
Less: Assets managed for affiliated entities	(5,542)	(5,397)	(4,805)
Total financial assets under management	$130,310	$96,396	$79,652
Carillon Tower above includes its subsidiaries and affiliates Eagle Asset Management, ClariVest Asset Management, Cougar Global Investments, and the newly acquired Scout Group.

The following table reflects fee-billable financial assets under management (including assets managed for affiliates) in managed programs by objective at the dates indicated:

$ in millions	December 31, 2017	September 30, 2017	December 31, 2016
Equity	$57,971	$48,936	$40,959
Fixed	33,806	11,814	10,920
Balanced	44,075	41,043	32,578
Total financial assets under management	$135,852	$101,793	$84,457

Activity (including activity in assets managed for affiliated entities):

	Three months ended December 31,
$ in millions	2017	2016
Financial assets under management at beginning of period	$101,793	$81,729
Carillon Tower - net inflows:
Scout group acquisition	27,087	—
Other	720	88
AMS - net inflows	2,178	1,896
Net market appreciation in asset values	4,074	744
Financial assets under management at end of period	$135,852	$84,457

Non-discretionary asset-based programs - Our assets held in certain non-discretionary asset-based programs (including those managed for affiliated entities) totaled $170.9 billion, $157.0 billion, and $123.9 billion as of December 31, 2017, September 30, 2017 and December 31, 2016, respectively. The increase in assets over the prior year level was primarily due to market appreciation and to clients moving to fee-based accounts from the traditional transaction-based accounts in response to U.S. Department of Labor (“DOL”) regulatory changes. The majority of the administrative fees associated with these programs are determined based on balances at the beginning of the quarter.

Three months ended December 31, 2017 compared with the three months ended December 31, 2016

Net revenues of $151 million increased $37 million, or 32%. Pre-tax income of $57 million increased $15 million, or 37%.

Total investment advisory and related administrative fee revenues increased $33 million, or 34%, primarily driven by an increase in financial advisory fees due to higher financial assets under management. The increase in financial assets under management was primarily a result of the Scout Group acquisition, as well as both market appreciation and recruiting. Administrative fees also increased during the quarter due to the aforementioned increase in assets held in non-discretionary programs.

Account and service fees and other income increased $3 million, or 19%, primarily reflecting increased trust fee revenue due to a 12% increase in trust assets in RJ Trust.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Non-interest expenses increased $19 million, or 27%, primarily resulting from a $9 million increase in compensation and benefit expenses, a $4 million increase in investment sub-advisory fees and a $4 million increase in other expense. Compensation and benefit expenses increased primarily due to the Scout Group acquisition, annual salary increases and an increase in personnel over the prior year to support the growth of the business. The increase in investment sub-advisory fees resulted from increased assets under management in applicable programs. The increase in other expense was primarily due to expenses incurred to support the new funds offered on our platform as a result of the Scout Group acquisition during the current year.

Results of Operations – RJ Bank

For an overview of our RJ Bank segment operations as well as the description of the key factors impacting our RJ Bank results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis Financial Condition and Results of Operations” of our 2017 Form 10-K.

Operating results

	Three months ended December 31,
$ in thousands	2017	2016	% change
Revenues:
Interest income	$175,995	$140,774	25%
Interest expense	(12,956)	(6,502)	99%
Net interest income	163,039	134,272	21%
Other income	2,146	3,743	(43)%
Net revenues	165,185	138,015	20%
Non-interest expenses:
Compensation and benefits	8,876	7,724	15%
Communications and information processing	2,585	1,867	38%
Occupancy and equipment costs	362	351	3%
Loan loss provision/(benefit)	1,016	(1,040)	NM
FDIC insurance premiums	4,834	4,260	13%
Affiliate deposit account servicing fees	21,258	11,653	82%
Other	12,099	9,079	33%
Total non-interest expenses	51,030	33,894	51%
Pre-tax income	$114,155	$104,121	10%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents average balance, interest income and expense, the related yield and rates, and interest spreads and margins for RJ Bank:

	Three months ended December 31,
	2017			2016
$ in thousands	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
Interest-earning banking assets:
Cash	$1,354,464	$4,432	1.30%	$905,877	$1,244	0.54%
Available-for-sale securities	2,168,610	10,143	1.87%	872,859	3,077	1.41%
Bank loans, net of unearned income:
Loans held for investment:
C&I loans	7,413,409	73,792	3.89%	7,477,477	71,306	3.75%
CRE construction loans	140,472	1,723	4.80%	132,506	1,505	4.44%
CRE loans	3,036,603	28,759	3.71%	2,549,914	22,254	3.42%
Tax-exempt loans	1,039,814	6,706	3.42%	808,160	5,246	3.99%
Residential mortgage loans	3,245,333	24,790	3.06%	2,559,074	18,564	2.84%
SBL	2,471,054	23,240	3.68%	1,951,644	15,389	3.09%
Loans held for sale	115,882	1,010	3.46%	180,052	1,261	2.81%
Total loans, net	17,462,567	160,020	3.65%	15,658,827	135,525	3.47%
FHLB stock, FRB stock, and other	130,817	1,400	4.25%	171,818	928	2.14%
Total interest-earning banking assets	21,116,458	$175,995	3.32%	17,609,381	$140,774	3.21%
Non-interest-earning banking assets:
Unrealized loss on available-for-sale securities	(15,508)			(5,138)
Allowance for loan losses	(190,503)			(196,895)
Other assets	402,839			358,673
Total non-interest-earning banking assets	196,828			156,640
Total banking assets	$21,313,286			$17,766,021
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$323,503	$1,272	1.56%	$303,243	$1,135	1.48%
Savings, money market, and NOW accounts	18,065,017	6,945	0.15%	14,888,763	2,156	0.06%
FHLB advances and other	989,239	4,739	1.87%	796,174	3,211	1.58%
Total interest-bearing banking liabilities	19,377,759	$12,956	0.26%	15,988,180	$6,502	0.16%
Non-interest-bearing banking liabilities	93,462			86,936
Total banking liabilities	19,471,221			16,075,116
Total banking shareholder’s equity	1,842,065			1,690,905
Total banking liabilities and shareholder’s equity	$21,313,286			$17,766,021
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,738,699	$163,039		$1,621,201	$134,272
Bank net interest:
Spread			3.06%			3.05%
Margin (net yield on interest-earning banking assets)			3.08%			3.06%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			108.97%			110.14%

Nonaccrual loans are included in the average loan balances presented in the table above. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis.

Fee income on loans included in interest income for both the three months ended December 31, 2017 and 2016 was $9 million.

The yield on tax-exempt loans in the table above is presented on a tax equivalent basis utilizing the applicable federal statutory rates for each of the three months ended December 31, 2017 and 2016.

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

	Three months ended December 31,
	2017 compared to 2016
	Increase/(decrease) due to
$ in thousands	Volume	Rate	Total
Interest revenue:
Interest-earning banking assets:
Cash	$616	$2,572	$3,188
Available-for-sale securities	4,131	2,935	7,066
Bank loans, net of unearned income:
Loans held for investment:
C&I loans	(611)	3,097	2,486
CRE construction loans	90	128	218
CRE loans	4,247	2,258	6,505
Tax-exempt loans	1,503	(43)	1,460
Residential mortgage loans	4,978	1,248	6,226
SBL	4,096	3,755	7,851
Loans held for sale	(449)	198	(251)
Total bank loans, net	13,854	10,641	24,495
FHLB stock, FRB stock, and other	(221)	693	472
Total interest-earning banking assets	18,380	16,841	35,221
Interest expense:
Interest-bearing liabilities:
Bank deposits:
Certificates of deposit	76	61	137
Money market, savings and NOW accounts	460	4,329	4,789
FHLB advances and other	779	749	1,528
Total interest-bearing liabilities	1,315	5,139	6,454
Change in net interest income	$17,065	$11,702	$28,767

The following tables present certain credit quality trends for loans held by RJ Bank:

	Three months ended December 31,
$ in thousands	2017	2016
Net loan (charge-offs)/recoveries:
C&I loans	$(603)	$(3,389)
CRE loans	—	5,013
Residential mortgage loans	509	(22)
Total	$(94)	$1,602

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

$ in thousands	December 31, 2017	September 30, 2017
Nonperforming assets:
Nonperforming loans:
C&I loans	$4,843	$5,221
Residential mortgage loans:
Residential first mortgage	32,364	33,718
Home equity loans/lines	126	31
Total nonperforming loans	37,333	38,970
Other real estate owned:
Residential first mortgage	4,299	4,729
Total other real estate owned	4,299	4,729
Total nonperforming assets	$41,632	$43,699
Total nonperforming assets as a % of RJ Bank total assets	0.19%	0.21%
Total loans:
Loans held for sale, net	$189,862	$70,316
Loans held for investment:
C&I loans	7,490,219	7,385,910
CRE construction loans	164,847	112,681
CRE loans	3,136,101	3,106,290
Tax-exempt loans	1,136,468	1,017,791
Residential mortgage loans	3,270,780	3,148,730
SBL	2,530,521	2,386,697
Net unearned income and deferred expenses	(30,231)	(31,178)
Total loans held for investment	17,698,705	17,126,921
Total loans	$17,888,567	$17,197,237

Total loans in the above table are net of unearned income and deferred expenses. Total loans held for investment included $1.77 billion and $1.61 billion of loans to borrowers domiciled in Canada at December 31, 2017 and September 30, 2017, respectively. At December 31, 2017 and September 30, 2017, there were $1.09 billion and $1.00 billion, respectively, in Canadian dollar-denominated loans held for investment.

The following table presents RJ Bank’s allowance for loan losses by loan category:

	December 31, 2017		September 30, 2017
$ in thousands	Allowance	Loan category as a % of total loans receivable	Allowance	Loan category as a % of total loans receivable
Loans held for sale	$—	1%	$—	—
C&I loans	121,569	42%	119,901	43%
CRE construction loans	2,107	1%	1,421	1%
CRE loans	40,616	18%	41,749	18%
Tax-exempt loans	6,918	6%	6,381	6%
Residential mortgage loans	15,501	18%	16,691	18%
SBL	4,558	14%	4,299	14%
Total	$191,269	100%	$190,442	100%

Three months ended December 31, 2017 compared with the three months ended December 31, 2016

Net revenues of $165 million increased $27 million, or 20%, primarily reflecting an increase in net interest income. Pre-tax income of $114 million increased $10 million, or 10%.

Net interest income increased $29 million, or 21%, due to a $3.51 billion increase in average interest-earning banking assets as well as an increase in net interest margin. The increase in average interest-earning banking assets was driven by a $1.80 billion increase in average loans, a $1.30 billion increase in our average available-for-sale securities portfolio and a $449 million increase in average cash. The increase in average loans was comprised of increases in average residential mortgage loans, corporate loans, tax-exempt loans,

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

and SBL. The net interest margin increased to 3.08% from 3.06% due to an increase in asset yields partially offset by an increase in the total cost of funds. The total assets yield increase resulted from an increase in the loan portfolio yield and an increase in the yield on cash, both due to an increase in short-term interest rates. The total cost of funds increased due to an increase in deposit costs. Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $3.39 billion to $19.38 billion.

The loan loss provision increased by $2 million primarily due to the prior year reflecting a net benefit, a result of the resolution of certain corporate criticized loans. Additionally, the current period loan loss provision increased due to loan growth, partially offset by lower reserve rates on pass-rated loans as a result of improved credit characteristics.
Non-interest expenses (excluding provision for loan losses) increased $15 million, or 43%, primarily reflecting a $10 million increase in affiliate deposit account servicing fees due to an increase in client account balances.

Results of Operations – Other

This segment includes our private equity activities as well as certain corporate overhead costs of RJF, the interest cost on our public debt, and the acquisition and integration costs associated with certain acquisitions. For an overview of our Other segment operations, refer to the information presented in “Item 1 - Business” of our 2017 Form 10-K.

Operating results

	Three months ended December 31,
$ in thousands	2017	2016	% change
Revenues:
Interest income	$8,289	$4,688	77%
Investment advisory fees	397	484	(18)%
Other	7,697	10,287	(25)%
Total revenues	16,383	15,459	6%
Interest expense	(19,303)	(25,102)	(23)%
Net revenues	(2,920)	(9,643)	70%

Non-interest expenses:
Compensation and other	13,055	10,109	29%
Acquisition-related expenses	3,927	12,666	(69)%
Total non-interest expenses	16,982	22,775	(25)%
Loss before taxes and including noncontrolling interests	(19,902)	(32,418)	39%
Noncontrolling interests	279	2,035	86%
Pre-tax loss excluding noncontrolling interests	$(20,181)	$(34,453)	41%

Three months ended December 31, 2017 compared with the three months ended December 31, 2016

The pre-tax loss generated by this segment of $20 million decreased by $14 million, or 41%.

Net revenues in this segment increased $7 million, or 70%, due to an increase in our net interest income of $9 million resulting from both a decrease in interest expense and to a lesser extent, an increase in interest income. The decrease in interest expense was due to a decline in the average outstanding balance and average yield of our senior notes. Interest income increased as a result of the increase in interest rates and higher corporate cash balances. Other revenues decreased $3 million, due to lower net gains (both realized and unrealized) arising from our private equity portfolio.

The acquisition-related expenses for the three months ended December 31, 2017 related to incremental expenses incurred in connection with our acquisition of the Scout Group which closed in November 2017. Prior year acquisition-related expenses primarily related to our acquisitions of Alex. Brown and 3Macs late in our 2016 fiscal year. See Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for further information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Certain statistical disclosures by bank holding companies

We are required to provide certain statistical disclosures required for bank holding companies pursuant to the SEC’s Industry Guide 3.  The following table provides certain of those disclosures.

	For the three months ended December 31,
	2017	2016
Return on average assets	1.3%	1.9%
Return on average equity	8.4%	11.7%
Average equity to average assets	15.9%	15.8%
Dividend payout ratio	31.3%	22.0%

Return on average assets is computed by dividing annualized net income attributable to RJF for the period indicated by average assets for each respective period. Average assets is computed by adding total assets as of the date indicated to the beginning of the year total and dividing by two.

Return on average equity is computed by dividing annualized net income attributable to RJF for the period indicated by average equity attributable to RJF for each respective period. Average equity is computed by adding the total equity attributable to RJF as of the date indicated to the beginning of the year total and dividing by two.

Average equity to average assets is computed by dividing average equity by average assets as calculated in the above explanations.

Dividend payout ratio is computed by dividing dividends declared per common share during the period by diluted earnings per common share.

Refer to the RJ Bank section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for the other required disclosures.

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

Cash provided by operating activities during the three months ended December 31, 2017 was $326 million. In addition to operating cash flows related to net income, other increases in cash from operations included:

•	An increase of $467 million in brokerage client payables and other accounts payable, mostly due to increased client cash balances in brokerage accounts.

•	A decrease in our brokerage client receivables and other receivables of $124 million, including a decrease in margin loans.

•	A decrease of $104 million in securities purchased under agreements to resell, net of securities sold under agreements to repurchase.

Offsetting these, cash used in operations resulted from:

•	A decrease of $266 million in accrued compensation, commissions and benefits, primarily resulting from the annual payment of certain incentive awards.

•	A decrease in securities loaned, net of securities borrowed of $140 million.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

•	Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale used $108 million.

•	An increase of $97 million in assets segregated pursuant to regulations and other segregated assets, primarily resulting from the increases in client cash balances.

•	Net trading instruments increased $47 million.

Investing activities resulted in the use of $1.07 billion of cash during the three months ended December 31, 2017.

The primary investing activities were:

•	A net increase in RJ Bank loans used $624 million.

•	Purchases of available-for-sale securities held at RJ Bank, net of proceeds from maturations, repayments and redemptions within the portfolio, used $225 million.

•	We used $159 million, net of cash acquired, for our acquisition of the Scout Group.

•	We used $36 million to fund property investments, primarily software and computer equipment.

Financing activities provided $979 million of cash during the three months ended December 31, 2017.

Increases in cash from financing activities resulted from:

•	An increase in RJ Bank deposit balances of $993 million.

•	Net proceeds of $300 million from borrowings on the RJF Credit Facility.

Offsetting these, decreases in cash from financing activities resulted from:

•	Net repayments of $280 million of other lines of credit.

•	Payment of dividends to our shareholders of $32 million.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities provide adequate funds for continuing operations at current levels of activity.

Sources of liquidity

Approximately $1.44 billion of our total December 31, 2017 cash and cash equivalents (a portion of which resides in depository accounts at RJ Bank) was available to us without restrictions. The cash and cash equivalents held were as follows:

$ in thousands	December 31, 2017
RJF	$330,258
RJ&A	1,506,746
RJ Bank	1,276,703
RJ Ltd.	440,736
RJFS	125,269
Carillon Tower Advisers	65,033
Other subsidiaries	152,784
Total cash and cash equivalents	$3,897,529

RJF maintained depository accounts at RJ Bank with a balance of $193 million as of December 31, 2017. The portion of this total that is available on demand without restrictions, which amounted to $152 million at December 31, 2017, is reflected in the RJF total and is excluded from the RJ Bank total in the table above.

RJF had loaned $1.14 billion to RJ&A as of December 31, 2017 (such amount is included in the RJ&A cash balance presented in the table above), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

In addition to the cash balances described above, we have other various potential sources of cash available to the parent from subsidiaries which are described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to the parent company from RJ&A and RJ Bank.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from client transactions. In addition, covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At December 31, 2017, RJ&A significantly exceeded both the minimum regulatory requirements and the covenants in its financing arrangements pertaining to net capital. At that date, RJ&A had excess net capital of $640 million, of which $284 million was available for dividend while still maintaining the internally targeted net capital ratio of 15% of aggregate debit items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without Financial Industry Regulatory Authority approval.

RJ Bank may pay dividends to the parent company without the prior approval of its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted regulatory capital ratios. At December 31, 2017, RJ Bank had $139 million of capital in excess of the amount it would need at December 31, 2017 to maintain its targeted total capital to risk-weighted assets ratio of 12.5%, and could pay a dividend of such amount without requiring prior approval of its regulator.

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

The following table presents our committed financing arrangements with third-party lenders, which we generally utilize to finance a portion of our fixed income trading instruments held, and the outstanding balances related thereto:

	As of December 31, 2017
$ in thousands	RJ&A	RJF	Total	Total number of arrangements
Financing arrangement:
Committed secured	$200,000	$—	$200,000	2
Committed unsecured	—	300,000	300,000	1
Total committed financing arrangements	$200,000	$300,000	$500,000	3

Outstanding borrowing amount:
Committed secured	$70,000	$—	$70,000
Committed unsecured	—	300,000	300,000
Total outstanding borrowing amount	$70,000	$300,000	$370,000

Uncommitted financing arrangements

Our uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit. Our arrangements with third-party lenders are generally utilized to finance a portion of our fixed income securities or for cash management purposes. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed. As of December 31, 2017, we had three outstanding borrowings under uncommitted secured borrowing arrangements with lenders out of a total of 15 uncommitted financing arrangements (nine uncommitted secured and six uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents our borrowings on uncommitted financing arrangements, all of which were in RJ&A.

$ in thousands	As of December 31, 2017
Outstanding borrowing amount:
Uncommitted secured	$339,036
Uncommitted unsecured	150,000
Total outstanding borrowing amount	$489,036

Other financings

RJ Bank had $875 million in FHLB borrowings outstanding at December 31, 2017, comprised of floating-rate advances totaling $850 million and a $25 million fixed-rate advance, all of which are secured by a blanket lien on RJ Bank’s residential mortgage loan portfolio (see Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these borrowings). RJ Bank had an additional $1.49 billion in immediate credit available from the FHLB as of December 31, 2017 and, with the pledge of additional collateral to the FHLB, total available credit of 30% of total assets.

RJ Bank is eligible to participate in the Fed’s discount-window program; however, we do not view borrowings from the Fed as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and would be secured by pledged C&I loans.

From time to time we enter into repurchase agreements and reverse repurchase agreements.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balances on the repurchase agreements included in “Securities sold under agreements to repurchase” on our Condensed Consolidated Statements of Financial Condition, included in this Form 10-Q, in the amount of $229 million as of December 31, 2017 (which are reflected in the table of financing arrangements above). Such financings are generally collateralized by non-customer, RJ&A owned securities or by securities that we have received as collateral under reverse repurchase agreements.

The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period end balances for repurchase agreements and reverse repurchase agreements were as follows:

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in thousands)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
December 31, 2017	$218,690	$229,036	$229,036	$443,391	$506,711	$307,742
September 30, 2017	241,365	247,048	220,942	463,618	503,462	404,462
June 30, 2017	231,378	226,972	226,972	479,653	540,823	483,820
March 31, 2017	204,623	222,476	222,476	410,678	535,224	535,224
December 31, 2016	219,095	241,773	203,378	424,548	445,646	358,493

At December 31, 2017, in addition to the financing arrangements described above, we had $28 million outstanding on a mortgage loan for our St. Petersburg, Florida home-office complex, that is included in “Other borrowings” in our Condensed Consolidated Statements of Financial Condition included in this Form 10-Q.

At December 31, 2017, we had senior notes payable of $1.55 billion. Our senior notes payable, exclusive of any unaccreted premiums or discounts and debt issuance costs, is comprised of $250 million par 5.625% senior notes due 2024, $500 million par 3.625% senior notes due 2026, and $800 million par 4.95% senior notes due 2046. See Note 15 of our 2017 Form 10-K for additional information.

Our senior long-term debt ratings as of the most current report are:

Rating Agency	Rating	Outlook
Standard & Poor’s Ratings Services	BBB+	Stable
Moody’s Investors Services	Baa1	Stable

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

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

Should our credit rating be downgraded prior to a public debt offering it is probable that we would have to offer a higher rate of interest to bond holders.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable. A downgrade below investment grade could result in the termination of certain derivative contracts and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions (see Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information). A credit downgrade could create a reputational issue and could also result in certain counterparties limiting their business with us, result in negative comments by analysts and potentially impact investor perception of us, and resultantly impact our stock price and/or our clients’ perception of us. A credit downgrade would result in RJF incurring a higher commitment fee on any unused balance on one of its borrowing arrangements, the $300 million RJF Credit Facility, in addition to triggering a higher interest rate applicable to any borrowings outstanding on that line as of and subsequent to such downgrade. Conversely, an improvement in RJF’s current credit rating could have a favorable impact on the commitment fee as well as the interest rate applicable to any borrowings on such line. None of our credit agreements contain a condition or event of default related to our credit ratings.

Other sources and uses of liquidity

We have company-owned life insurance (“COLI”) policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are self-directed while others are company-directed. The COLI policies that we could readily borrow against have a cash surrender value of approximately $460 million as of December 31, 2017, comprised of $254 million related to employee-directed plans and $206 million related to company-directed plans, and we were able to borrow up to 90%, or $414 million, of the December 31, 2017 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There are no borrowings outstanding against any of these policies as of December 31, 2017.

During January 2018, we repaid the $300 million outstanding borrowing on the RJF Credit Facility as of December 31, 2017.

On May 22, 2015, we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune.

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

Total assets of $36.08 billion at December 31, 2017 were $1.20 billion, or 3% greater than our total assets as of September 30, 2017. Our cash and cash equivalents balances increased $228 million; refer to the discussion of the components of this increase in the “Liquidity and Capital Resources” section within this Item 2. Net bank loans receivable increased $691 million primarily due to the growth of RJ Bank’s securities-based, residential mortgage, tax-exempt and C&I loan portfolios during the period. Our available-for-sale securities portfolio increased $205 million, as RJ Bank increased their investments in such securities during the period in line with our growth plan for this portfolio. Goodwill and identifiable intangible assets increased $158 million due to the Scout Group acquisition. Offsetting these increases was a net decrease in deferred income taxes of $114 million, primarily due to the remeasurement of U.S. deferred tax assets at a lower enacted corporate tax rate as a result of the Tax Act, which was enacted during the quarter. Brokerage client receivables, net decreased $101 million primarily due to decreased margin lending at December 31, 2017.

As of December 31, 2017, our total liabilities of $30.28 billion were $1.09 billion, or 4% greater than our total liabilities as of September 30, 2017. Bank deposit liabilities increased $993 million as RJ Bank retained a higher portion of RJBDP balances to fund a portion of their increased securities portfolio and net loan growth. Brokerage client payable balances increased $409 million, reflecting

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

an increase in client cash balances in our client interest program. Offsetting these increases, accrued compensation, commissions and benefits decreased $266 million as a result of annual payments of certain incentive compensation paid during the quarter.

Contractual obligations

The Tax Act, which was enacted during the quarter ended December 31, 2017, includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, which is permitted to be paid in annual installments over a period of 8 years based on the schedule outlined in the Tax Act. We currently estimate this transition tax to be $11 million (which excludes the related state tax liability), which is included in our provision for income taxes in our Condensed Consolidated Statements of Income and Comprehensive Income for the quarter ended December 31, 2017.
Other than the item described above, as of December 31, 2017, there have been no material changes in our contractual obligations presented in our 2017 Form 10-K, other than in the ordinary course of business. See Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, for additional information regarding certain commitments as of December 31, 2017.

Regulatory

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations, including the DOL Rule and the Dodd-Frank Act, in Item 1 “Business - Regulation” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory” in our 2017 Form 10-K.

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of December 31, 2017, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF and RJ Bank were categorized as “well capitalized” as of December 31, 2017.

The maintenance of certain risk-based regulatory capital levels could impact various capital allocation decisions impacting one or more of our businesses.  However, due to the strong capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities.

See Note 18 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on regulatory capital requirements.

Critical accounting estimates

The condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during any reporting period in our condensed consolidated financial statements. Management has established detailed policies and control procedures intended to ensure the appropriateness of such estimates and assumptions and their consistent application from period to period. For a description of our significant accounting policies, see Note 2 of the Notes to the Consolidated Financial Statements in our 2017 Form 10-K.

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

Valuation of financial instruments

The use of fair value to measure financial instruments, with related gains or losses recognized in our Condensed Consolidated Statements of Income and Comprehensive Income, is fundamental to our financial statements and our risk management processes. See Note 2 of our 2017 Form 10-K for a discussion of our fair value accounting policies regarding financial instruments owned and financial instruments sold but not yet purchased.

Investments in private equity measured at net asset value per share

Our investments in private equity measured at NAV amounted to $100 million at December 31, 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Level 3 assets and liabilities

As of December 31, 2017, 10% of our total assets and 2% of our total liabilities were financial instruments measured at fair value on a recurring basis. Financial instruments measured at fair value on a recurring basis categorized as Level 3 amounted to $199 million as of December 31, 2017 and represented 5% of our assets measured at fair value. Of the Level 3 assets as of December 31, 2017, our ARS positions comprised $107 million, or 54%, and our private equity investments not measured at NAV comprised $89 million, or 45%, of the total.  Level 3 assets represented 3% of total equity as of December 31, 2017.

Financial instruments which are liabilities categorized as Level 3 were insignificant as of December 31, 2017.

See Notes 4, 5 and 6 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our financial instruments at fair value.

Loss provisions

Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting estimates - Loss provisions” in our 2017 Form 10-K for more information.

Loss provisions arising from legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of our 2017 Form 10-K. In addition, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding legal and regulatory matter contingencies as of December 31, 2017.

Loss provisions arising from operations of our Broker-Dealers

The recorded amounts of loss provisions associated with brokerage client receivables and loans to financial advisors and certain key revenue producers are subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing these broker-dealer related loss provisions and the related allowances for doubtful accounts, see the “Brokerage client receivables, net” and “Loans to financial advisors, net” sections of Note 2 of our 2017 Form 10-K and Note 2 in this Form 10-Q for information regarding the allowance for doubtful accounts associated with loans to financial advisors as of December 31, 2017.

Loan loss provisions arising from operations of RJ Bank

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio. See the discussion regarding RJ Bank’s methodology in estimating its allowance for loan losses in Note 2 of our 2017 Form 10-K.

At December 31, 2017, the amortized cost of all RJ Bank loans was $17.9 billion and an allowance for loan losses of $191 million was recorded against that balance. The total allowance for loan losses was equal to 1.08% of the amortized cost of the loan portfolio.

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

Recent accounting developments

For information regarding our recent accounting developments, see Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Off-Balance sheet arrangements

For information regarding our off-balance sheet arrangements, see Note 22 of the Notes to Consolidated Financial Statements in our 2017 Form 10-K and Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

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

Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our inventory, derivative and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and, to a lesser extent, through our banking operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Market Risk” in our 2017 Form 10-K for a discussion of our market risk including how we manage such risk. See Notes 4, 5 and 6 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for fair value and other information regarding our trading inventories, available-for-sale securities and derivative instruments.

Interest rate risk

Trading activities

We are exposed to interest rate risk as a result of our trading inventories (primarily comprised of fixed income instruments) in our Capital Markets segment. We actively manage the interest rate risk arising from our fixed income trading securities through the use of hedging strategies that involve U.S. Treasury securities, futures contracts, liquid spread products and derivatives.

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

The Fed’s MRR requires us to perform daily back testing procedures of our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income and intraday trading. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three months ended December 31, 2017, our regulatory-defined daily loss in our trading portfolios did not exceed VaR.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table sets forth the high, low and daily average VaR for all of our trading portfolios, including fixed income, equity, and derivative instruments, for the period and dates indicated:

	Three months ended December 31, 2017		Period end VaR		Daily average VaR
$ in thousands	High	Low	December 31, 2017	September 30, 2017	December 31, 2017	September 30, 2017	December 31, 2016
Daily VaR	$2,256	$848	$848	$1,427	$1,601	$1,827	$1,670

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

As a part of our fixed income public finance operations, we enter into forward commitments to purchase GNMA or FNMA MBS which are issued on behalf of various state and local housing finance agencies.  These activities result in exposure to interest rate risk. In order to hedge the interest rate risk to which we would otherwise be exposed between the date of the commitment and the date of sale of the MBS, we enter into TBA security contracts with investors for generic MBS at specific rates and prices to be delivered on settlement dates in the future. See Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these activities.

Banking operations

RJ Bank maintains an earning asset portfolio that is comprised of cash, C&I loans, tax-exempt loans, SBL, and commercial and residential real estate loans, as well as MBS and CMOs (both of which are held in the available-for-sale securities portfolio), Small Business Administration loan securitizations and a trading portfolio of corporate loans.  Those earning assets are primarily funded by client deposits.  Based on its current earning asset portfolio, RJ Bank is subject to interest rate risk.  During the current period, RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising given the Federal Reserve Bank’s increases in short-term interest rates.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Market Risk” of our 2017 Form 10-K.

We utilize a hedging strategy using interest rate swaps as a result of RJ Bank’s asset and liability management process. For further information regarding this risk management objective, see the discussion of this hedging strategy in Note 2 of the Notes to Consolidated Financial Statements of our 2017 Form 10-K and in Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model:

Instantaneous changes in rate	Net interest income ($ in thousands)	Projected change in net interest income
+200	$734,185	(0.53)%
+100	$765,382	3.69%
0	$738,110	—
-100	$599,527	(18.78)%

Refer to “Management’s Discussion and Analysis - Net Interest Analysis” within this Form 10-Q, for a discussion of the impact that an increase in short-term interest rates could have on the firm’s operations.

The following table shows the contractual maturities of RJ Bank’s loan portfolio at December 31, 2017, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table. Loan amounts in the table below exclude unearned income and deferred expenses.

	Due in
$ in thousands	One year or less	> One year – five years	> 5 years	Total
Loans held for investment:
C&I loans	$152,551	$3,826,227	$3,511,441	$7,490,219
CRE construction loans	11,612	153,235	—	164,847
CRE loans	509,914	2,014,252	611,935	3,136,101
Tax-exempt loans	—	22,630	1,113,838	1,136,468
Residential mortgage loans	1,016	2,739	3,267,025	3,270,780
SBL	2,527,003	3,518	—	2,530,521
Total loans held for investment	3,202,096	6,022,601	8,504,239	17,728,936
Loans held for sale	—	17,098	161,592	178,690
Total loans	$3,202,096	$6,039,699	$8,665,831	$17,907,626

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2017. Loan amounts in the table below exclude unearned income and deferred expenses.

	Interest rate type
$ in thousands	Fixed	Adjustable	Total
Loans held for investment:
C&I loans	$1,700	$7,335,968	$7,337,668
CRE construction loans	4,588	148,647	153,235
CRE loans	43,732	2,582,455	2,626,187
Tax-exempt loans	1,104,568	31,900	1,136,468
Residential mortgage loans	230,142	3,039,622	3,269,764
SBL	3,518	—	3,518
Total loans held for investment	1,388,248	13,138,592	14,526,840
Loans held for sale	5,650	173,040	178,690
Total loans	$1,393,898	$13,311,632	$14,705,530

Contractual loan terms for C&I, CRE, CRE construction and residential mortgage loans may include an interest rate floor and/or fixed interest rates for a certain period of time, which would impact the timing of the interest rate reset for the respective loan.

See the discussion within the “Management’s Discussion and Analysis - Credit Risk - Risk Monitoring process” section of this Form 10-Q for additional information regarding RJ Bank’s interest-only residential mortgage loan portfolio.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

In our RJ Bank available-for-sale portfolio, we hold primarily fixed-rate agency MBS and CMOs which were carried at fair value in our Condensed Consolidated Statements of Financial Condition at December 31, 2017 with changes in the fair value of the portfolio recorded through “Other comprehensive income” in our Condensed Consolidated Statements of Income and Comprehensive Income. At December 31, 2017, our portfolio had a fair value $2.29 billion with a weighted-average yield of 1.99% and an average expected duration of three years. See Note 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on the fair value of these securities.

Other

We hold ARS, which are long-term variable rate securities tied to short-term interest rates, that are accounted for as available-for-sale and are carried at fair value on our Condensed Consolidated Statements of Financial Condition. These securities generally have embedded penalty interest rate provisions in the event auctions fail to set the security’s interest rate. These penalty rates are based upon a stated interest rate spread over what is typically a short-term base interest rate index.  As short-term interest rates rise, the penalty rate that is specified in the security increases.  Changes in interest rates impact the fair value of our ARS portfolio, as we estimate that at some level of increase in short-term interest rates, issuers of the securities will have the economic incentive to refinance (and thus prepay) the securities.  The faster and steeper short-term interest rates rise, the earlier prepayments will likely occur and the higher the fair value of the security. See Note 4 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on the fair value of these securities.

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

We had foreign exchange risk in our investment in RJ Ltd. of CDN $320 million at December 31, 2017, which was not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in other comprehensive income/(loss) (“OCI”) on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 15 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information regarding all of our components of OCI.

We also have foreign exchange risk associated with our investments in subsidiaries located in the United Kingdom, Germany and France. These investments are not hedged and we do not believe we have material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries.

Transactions and resulting balances denominated in a currency other than the U.S. dollar

We are subject to foreign exchange risk due to our holdings of cash and certain other assets and liabilities resulting from transactions denominated in a currency other than the U.S. dollar. Any currency related gains/losses arising from these foreign currency denominated balances are reflected in “Other revenues” in our Condensed Consolidated Statements of Income and Comprehensive Income. The foreign exchange risk associated with a portion of such transactions and balances denominated in foreign currency are mitigated utilizing short-term, forward foreign exchange contracts. Such derivatives are not designated hedges and therefore the related gains/losses associated with these contracts are included in “Other revenues” in our Condensed Consolidated Statements of Income and

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Comprehensive Income. See Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding our derivative contracts.

Credit risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction, and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities. See further discussion of our credit risk, including how we manage such risk, in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk” of our 2017 Form 10-K.

The Bank has substantial C&I, CRE, tax-exempt, SBL and residential mortgage loan portfolios.  A significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector or sectors where RJ Bank has a concentration could result in large provisions for loan losses and/or charge-offs.

Our allowance for loan losses is regularly evaluated with adjustments made on a quarterly basis. Several factors were taken into consideration in evaluating the allowance for loan losses at December 31, 2017, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio.

Changes in the allowance for loan losses of RJ Bank were as follows:

	Three months ended December 31,
$ in thousands	2017	2016
Allowance for loan losses, beginning of year	$190,442	$197,378
Provision for loan losses	1,016	(1,040)
Charge-offs:
C&I loans	(603)	(3,389)
Residential mortgage loans	(95)	(87)
Total charge-offs	(698)	(3,476)
Recoveries:
CRE loans	—	5,013
Residential mortgage loans	604	65
Total recoveries	604	5,078
Net (charge-offs)/recoveries	(94)	1,602
Foreign exchange translation adjustment	(95)	(260)
Allowance for loan losses, end of period	$191,269	$197,680
Allowance for loan losses to bank loans outstanding	1.08%	1.25%

The loan loss provision increased to $1 million from a net $1 million benefit in the prior year. The current year loan loss provision increased due to loan growth, partially offset by lower reserve rates on pass-rated loans resulting from improved credit characteristics. The prior year net benefit resulted from the resolution of certain corporate criticized loans. As a result of improved quality in the loan portfolio, the total allowance for loan losses to total to bank loans outstanding declined to 1.08% at December 31, 2017 from 1.25% at December 31, 2016.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment:

	Three months ended December 31,
	2017		2016
$ in thousands	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
C&I loans	$(603)	0.03%	$(3,389)	0.18%
CRE loans	—	—	5,013	0.79%
Residential mortgage loans	509	0.06%	(22)	—
Total	$(94)	—	$1,602	0.04%

The level of charge-off activity is a factor that is considered in evaluating the potential for severity of future credit losses. The activity during the current period resulted in an insignificant net charge-off, while the prior period reflected net recoveries primarily resulting from the favorable resolution of a CRE criticized loan.

The table below presents the nonperforming loans balance and total allowance for loan losses as of the period presented:

	December 31, 2017		September 30, 2017
$ in thousands	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
Loans held for investment:
C&I loans	$4,843	$(121,569)	$5,221	$(119,901)
CRE construction loans	—	(2,107)	—	(1,421)
CRE loans	—	(40,616)	—	(41,749)
Tax-exempt loans	—	(6,918)	—	(6,381)
Residential mortgage loans	32,490	(15,501)	33,749	(16,691)
SBL	—	(4,558)	—	(4,299)
Total	$37,333	$(191,269)	$38,970	$(190,442)
Total nonperforming loans as a % of RJ Bank total loans	0.21%		0.23%

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased during the three months ended December 31, 2017.  This decrease was due to a $1 million decrease in nonperforming residential mortgage loans and an insignificant decrease in nonperforming C&I loans. Included in nonperforming residential mortgage loans are $29 million in loans for which $14 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance.

The nonperforming loan balances above exclude $12 million and $14 million as of December 31, 2017 and September 30, 2017, respectively, of residential TDRs which were returned to accrual status in accordance with our policy.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described in our 2017 Form 10-K. There were no material changes in RJ Bank’s underwriting policies during the three months ended December 31, 2017.

Risk monitoring process

Another component of credit risk strategy at RJ Bank is the ongoing risk monitoring and review processes for all residential, SBL, corporate and tax-exempt credit exposures, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no material changes to those processes and policies during the three months ended December 31, 2017.

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

At December 31, 2017, the average estimated LTV was 53% for the total residential mortgage loan portfolio. Residential mortgage loans with estimated LTVs in excess of 100% represented much less than 1% of the residential mortgage loan portfolio as of December 31, 2017. Credit risk management considers this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage loan portfolio.

At December 31, 2017, loans over 30 days delinquent (including nonperforming loans) increased to 0.84% of residential mortgage loans outstanding, compared to 0.73% over 30 days delinquent at September 30, 2017.  Our December 31, 2017 percentage, however, continues to compare favorably to the national average for over 30 day delinquencies of 4.09% as most recently reported by the Fed.
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

	Amount of delinquent residential loans			Delinquent residential loans as a percentage of outstanding loan balances
$ in thousands	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
December 31, 2017
Residential mortgage loans:
First mortgage loans	$8,203	$19,164	$27,367	0.25%	0.59%	0.84%
Home equity loans/lines	75	115	190	0.27%	0.41%	0.68%
Total residential mortgage loans	$8,278	$19,279	$27,557	0.25%	0.59%	0.84%

September 30, 2017
Residential mortgage loans:
First mortgage loans	$3,061	$19,823	$22,884	0.10%	0.63%	0.73%
Home equity loans/lines	248	18	266	0.91%	0.07%	0.98%
Total residential mortgage loans	$3,309	$19,841	$23,150	0.10%	0.63%	0.73%

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans were as follows:

December 31, 2017			September 30, 2017
	Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans		Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans
CA	24.9%	4.6%	CA	23.8%	4.4%
FL	18.2%	3.4%	FL	18.9%	3.5%
TX	7.6%	1.4%	TX	7.8%	1.4%
NY	6.9%	1.3%	NY	6.8%	1.3%
CO	3.5%	0.6%	CO	3.4%	0.6%

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At December 31, 2017 and September 30, 2017, these loans totaled $748 million and $683 million, respectively, or approximately 20% of the residential mortgage portfolio at each period. The weighted average number of years before the remainder of the loans, which were still in their interest-only period at December 31, 2017, begins amortizing is 6.9 years.

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent weighted-average LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	December 31, 2017	September 30, 2017
Residential first mortgage loan weighted-average LTV/FICO	65%/758	65%/758

Corporate and tax-exempt loans

Other than loans classified as nonperforming, the amount of corporate and tax-exempt loans that were delinquent greater than 30 days was not significant as of December 31, 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

December 31, 2017			September 30, 2017
	Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans		Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans
Power & infrastructure	5.6%	3.8%	Office (real estate)	5.9%	4.0%
Hospitality	4.9%	3.3%	Retail real estate	5.3%	3.6%
Retail real estate	4.9%	3.3%	Power & infrastructure	5.3%	3.6%
Consumer products and services	4.7%	3.2%	Consumer products and services	5.2%	3.5%
Office (real estate)	4.5%	3.0%	Hospitality	4.7%	3.2%

Liquidity risk

See the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cyber security incidents. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Operational Risk” in our 2017 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes. There have been no material changes in such processes during the three months ended December 31, 2017.

As more fully described in the discussion of our business technology risks included in various risk factors presented in “Item 1A - Risk Factors” in our 2017 Form 10-K, despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code and other events that could have an impact on the security and stability of our operations.  Notwithstanding the precautions we take, if one or more of these events were to occur, this could jeopardize the information we confidentially maintain, including that of our clients and counterparties, which is processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our clients or counterparties. To-date, we have not experienced any material losses relating to cyberattacks or other information security breaches; however, there can be no assurances that we will not suffer such losses in the future.

Model Risk

Model risk refers to the possibility of unintended business outcomes arising from the design, implementation or use of models. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Model Risk” in our 2017 Form 10-K for information regarding how we utilize models throughout the firm and how we manage model risk.

Regulatory and legal risk

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Regulatory and legal risk” in our 2017 Form 10-K for information on our regulatory and legal risks, including how we manage such risks.

There have been no material changes in our risk mitigation processes during the three months ended December 31, 2017.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management” in this Form 10-Q for our quantitative and qualitative disclosures about market risk.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Not applicable.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 2.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described below. The following table presents information on our purchases of our own stock, on a monthly basis, for the three months ended December 31, 2017:

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in thousands) at each month-end, of securities that may yet be purchased under the plans or programs

October 1, 2017 – October 31, 2017	8,493	$85.25	—	$135,671
November 1, 2017 – November 30, 2017	18,539	$85.32	—	$135,671
December 1, 2017 – December 31, 2017	205,504	$87.32	—	$135,671
First quarter	232,536	$87.08	—

Of the total for the three months ended December 31, 2017, share purchases for the trust fund established to acquire our common stock in the open market and used to settle RSUs granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiary approximated 72 thousand shares, for a total consideration of $6 million (for more information on this trust fund, see Note 2 of the Notes to Consolidated Financial Statements of our 2017 Form 10-K and Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q). These activities do not utilize the repurchase authority presented in the table above.

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  Of the total for the three months ended December 31, 2017, shares surrendered to us by employees for such purposes approximated 161 thousand shares, for a total consideration of $14 million. These activities do not utilize the repurchase authority presented in the table above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1
Restated Articles of Incorporation of Raymond James Financial, Inc. as filed with the Secretary of State of Florida on November 25, 2008, incorporated by reference to Exhibit 3(i).1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 28, 2008.

3.2
Amended and Restated By-Laws of Raymond James Financial, Inc., reflecting amendments adopted by the Board of Directors on November 30, 2017, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2017.

10.1	Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (time-based vesting), as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan.
10.2
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (performance-based vesting), as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan.

10.3	Form of Restricted Stock Unit Award Notice and Agreement for Non-Bonus Award, as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan.
10.4
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (time-based vesting) for Canadian Employees, as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan.

10.5
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (performance-based vesting) for Canadian Employees, as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan.

10.6	Form of Restricted Stock Unit Award Notice and Agreement for Non-Bonus Award for Canadian Employees, as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan.
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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	February 8, 2018	/s/ Paul C. Reilly
Paul C. Reilly
Chairman and Chief Executive Officer

Date:	February 8, 2018	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance Chief Financial Officer and Treasurer