Form 10-Q
period 2018-03-31
RAYMOND JAMES FINANCIAL INC
filed 2018-05-09
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

145,861,837 shares of common stock as of May 7, 2018

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in thousands, except per share amounts	March 31, 2018	September 30, 2017
Assets:
Cash and cash equivalents	$3,139,938	$3,669,672
Assets segregated pursuant to regulations and other segregated assets	3,079,483	3,476,085
Securities purchased under agreements to resell	448,474	404,462
Securities borrowed	163,981	138,319
Financial instruments owned, at fair value:
Trading instruments (includes $603,106 and $357,099 pledged as collateral)	824,886	564,263
Available-for-sale securities	2,559,303	2,188,282
Derivative assets	246,001	318,775
Private equity investments	193,135	198,779
Other investments (includes $41,629 and $6,640 pledged as collateral)	262,925	220,980
Brokerage client receivables, net	2,875,109	2,766,771
Receivables from brokers, dealers and clearing organizations	283,156	268,021
Other receivables	628,375	652,769
Bank loans, net	18,150,913	17,006,795
Loans to financial advisors, net	885,218	873,272
Investments in real estate partnerships held by consolidated variable interest entities	95,055	111,743
Property and equipment, net	468,347	437,374
Deferred income taxes, net	219,094	313,486
Goodwill and identifiable intangible assets, net	646,809	493,183
Other assets	860,669	780,425
Total assets	$36,030,871	$34,883,456

Liabilities and equity:
Bank deposits	$18,711,903	$17,732,362
Securities sold under agreements to repurchase	142,791	220,942
Securities loaned	304,192	383,953
Financial instruments sold but not yet purchased, at fair value:
Trading instruments	326,211	221,449
Derivative liabilities	300,959	356,964
Brokerage client payables	5,953,541	5,411,829
Payables to brokers, dealers and clearing organizations	296,075	172,714
Accrued compensation, commissions and benefits	901,723	1,059,996
Other payables	600,538	567,045
Other borrowings	901,588	1,514,012
Senior notes payable	1,549,128	1,548,839
Total liabilities	29,988,649	29,190,105
Commitments and contingencies (see Note 14)
Equity
Preferred stock; $.10 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 155,915,215 and 154,228,235 shares issued as of March 31, 2018 and September 30, 2017, respectively, and 145,551,740 and 144,096,521 shares outstanding as of March 31, 2018 and September 30, 2017, respectively	1,559	1,542
Additional paid-in capital	1,747,993	1,645,397
Retained earnings	4,626,064	4,340,054
Treasury stock, at cost; 10,332,461 and 10,084,038 common shares as of March 31, 2018 and September 30, 2017, respectively	(412,106)	(390,081)
Accumulated other comprehensive loss	(22,523)	(15,199)
Total equity attributable to Raymond James Financial, Inc.	5,940,987	5,581,713
Noncontrolling interests	101,235	111,638
Total equity	6,042,222	5,693,351
Total liabilities and equity	$36,030,871	$34,883,456
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
$ in thousands, except per share amounts	2018	2017	2018	2017
Revenues:
Securities commissions and fees	$1,117,280	$992,112	$2,220,846	$1,976,497
Investment banking	105,815	102,377	170,717	163,802
Investment advisory and related administrative fees	151,433	110,280	293,456	218,523
Interest income	248,846	192,544	480,575	375,326
Account and service fees	191,491	162,981	375,792	311,772
Net trading profit	14,037	15,811	33,907	36,366
Other	28,332	24,209	47,533	46,796
Total revenues	1,857,234	1,600,314	3,622,826	3,129,082
Interest expense	(44,602)	(36,677)	(84,033)	(72,643)
Net revenues	1,812,632	1,563,637	3,538,793	3,056,439
Non-interest expenses:
Compensation, commissions and benefits	1,196,648	1,035,714	2,349,415	2,042,181
Communications and information processing	96,685	76,067	180,416	148,228
Occupancy and equipment costs	49,701	47,498	99,515	93,550
Business development	42,806	41,519	76,599	76,881
Investment sub-advisory fees	23,121	17,778	45,442	37,073
Bank loan loss provision	7,549	7,928	8,565	6,888
Acquisition-related expenses	—	1,086	3,927	13,752
Losses on extinguishment of debt	—	8,282	—	8,282
Other	65,033	166,462	132,141	260,786
Total non-interest expenses	1,481,543	1,402,334	2,896,020	2,687,621
Income including noncontrolling interests and before provision for income taxes	331,089	161,303	642,773	368,818
Provision for income taxes	88,524	52,758	280,925	112,570
Net income including noncontrolling interests	242,565	108,545	361,848	256,248
Net income/(loss) attributable to noncontrolling interests	(282)	(4,210)	159	(3,074)
Net income attributable to Raymond James Financial, Inc.	$242,847	$112,755	$361,689	$259,322

Earnings per common share – basic	$1.67	$0.78	$2.49	$1.81
Earnings per common share – diluted	$1.63	$0.77	$2.43	$1.77
Weighted-average common shares outstanding – basic	145,385	143,367	144,920	142,732
Weighted-average common and common equivalent shares outstanding – diluted	149,037	146,779	148,530	146,119

Net income attributable to Raymond James Financial, Inc.	$242,847	$112,755	$361,689	$259,322
Other comprehensive income/(loss), net of tax:
Net change in unrealized gain/(loss) on available-for-sale securities and non-credit portion of other-than-temporary impairment losses	(16,627)	1,952	(28,580)	(2,194)
Net change in unrealized gain/(loss) on currency translations, net of the impact of net investment hedges	(2,035)	2,223	(2,222)	3,224
Net change in unrealized gain on cash flow hedges	16,593	1,531	23,478	27,269
Total comprehensive income	$240,778	$118,461	$354,365	$287,621

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six months ended March 31,
$ in thousands, except per share amounts	2018	2017
Common stock, par value $.01 per share:
Balance beginning of year	$1,542	$1,513
Share issuances	17	23
Balance end of period	1,559	1,536

Additional paid-in capital:
Balance beginning of year	1,645,397	1,498,921
Employee stock purchases	16,344	12,741
Exercise of stock options and vesting of restricted stock units, net of forfeitures	29,675	30,732
Restricted stock, stock option and restricted stock unit expense	55,867	52,288
Other	710	632
Balance end of period	1,747,993	1,595,314

Retained earnings:
Balance beginning of year	4,340,054	3,834,781
Net income attributable to Raymond James Financial, Inc.	361,689	259,322
Cash dividends declared	(75,209)	(66,176)
Other	(470)	—
Balance end of period	4,626,064	4,027,927

Treasury stock:
Balance beginning of year	(390,081)	(362,937)
Purchases/surrenders	(8,231)	(9,113)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(13,794)	(17,545)
Balance end of period	(412,106)	(389,595)

Accumulated other comprehensive loss:
Balance beginning of year	(15,199)	(55,733)
Net change in unrealized loss on available-for-sale securities and non-credit portion of other-than-temporary impairment losses, net of tax	(28,580)	(2,194)
Net change in unrealized gain/(loss) on currency translations, net of the impact of net investment hedges, net of tax	(2,222)	3,224
Net change in unrealized gain on cash flow hedges, net of tax	23,478	27,269
Balance end of period	(22,523)	(27,434)
Total equity attributable to Raymond James Financial, Inc.	$5,940,987	$5,207,748

Noncontrolling interests:
Balance beginning of year	$111,638	$146,431
Net income attributable to noncontrolling interests	159	(3,074)
Capital contributions	—	9,776
Distributions	(10,721)	(28,435)
Derecognition resulting from sales	—	(4,628)
Other	159	399
Balance end of period	101,235	120,469
Total equity	$6,042,222	$5,328,217

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended March 31,
$ in thousands	2018	2017
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$361,689	$259,322
Net income/(loss) attributable to noncontrolling interests	159	(3,074)
Net income including noncontrolling interests	361,848	256,248
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	46,785	40,959
Deferred income taxes	105,188	(38,181)
Premium and discount amortization on available-for-sale securities and unrealized gain on other investments	(5,314)	(18,976)
Provisions for loan losses, legal and regulatory proceedings and bad debts	13,902	143,993
Share-based compensation expense	58,568	55,384
Compensation expense/(benefit) payable in common stock of an acquiree	(2,273)	10,631
Unrealized gain on company owned life insurance, net of expenses	(14,732)	(19,299)
Losses on extinguishment of debt	—	8,282
Other	13,359	1,683
Net change in:
Assets segregated pursuant to regulations and other segregated assets	381,164	1,049,275
Securities purchased under agreements to resell, net of securities sold under agreements to repurchase	(124,459)	(36,643)
Securities loaned, net of securities borrowed	(105,056)	(235,070)
Loans provided to financial advisors, net of repayments	(22,324)	(34,560)
Brokerage client receivables and other accounts receivable, net	(125,519)	18,466
Trading instruments, net	(165,699)	99,244
Derivative instruments, net	46,346	84,010
Other assets	(49,266)	97,063
Brokerage client payables and other accounts payable	770,279	(417,338)
Accrued compensation, commissions and benefits	(156,935)	(107,685)
Proceeds from sales of securitizations and loans held for sale, net of purchases and originations of loans held for sale	(38,829)	77,765
Net cash provided by operating activities	987,033	1,035,251

Cash flows from investing activities:
Additions to property, buildings and equipment, including software	(70,438)	(123,052)
Increase in bank loans, net	(1,237,728)	(1,055,323)
Proceeds from sales of loans held for investment	90,747	106,223
Purchases of available-for-sale securities	(654,847)	(1,012,238)
Available-for-sale securities maturations, repayments and redemptions	234,417	115,976
Proceeds from sales of available-for-sale securities	—	32,841
Business acquisition, net of cash acquired	(159,200)	—
Other investing activities, net	(17,643)	50,881
Net cash used in investing activities	(1,814,692)	(1,884,692)

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued from previous page)

	Six months ended March 31,
$ in thousands	2018	2017
Cash flows from financing activities:
Proceeds from borrowings on the RJF Credit Facility	300,000	—
Repayment of borrowings on the RJF Credit Facility	(300,000)	—
Proceeds from/(repayments of) short-term borrowings, net	(610,000)	50,000
Proceeds from Federal Home Loan Bank advances	—	100,000
Repayments of other borrowed funds	(2,424)	(2,291)
Extinguishment of senior notes payable	—	(350,000)
Exercise of stock options and employee stock purchases	44,144	43,989
Increase in bank deposits	979,541	2,114,997
Purchases of treasury stock	(22,586)	(29,063)
Dividends on common stock	(70,628)	(63,027)
Distributions to noncontrolling interests, net	(5,980)	(23,657)
Net cash provided by financing activities	312,067	1,840,948

Currency adjustment:
Effect of exchange rate changes on cash	(14,142)	(5,633)
Net increase/(decrease) in cash and cash equivalents	(529,734)	985,874
Cash and cash equivalents at beginning of year	3,669,672	1,650,452
Cash and cash equivalents at end of period	$3,139,938	$2,636,326

Supplemental disclosures of cash flow information:
Cash paid for interest	$83,772	$76,990
Cash paid for income taxes	$82,673	$144,672

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2018

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Raymond James Financial, Inc. (“RJF,” the “firm” or the “Company”) is a financial holding company whose broker-dealer subsidiaries are engaged in various financial services businesses, including the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products.  In addition, other subsidiaries of RJF provide investment management services for retail and institutional clients, corporate and retail banking services, and trust services.  For further information about our business segments, see Note 20 of this Form 10-Q. As used herein, the terms “we,” “our” or “us” refer to RJF and/or one or more of its subsidiaries.

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

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 of our 2017 Form 10-K. There have been no significant changes to our significant accounting policies since September 30, 2017.

Loans to financial advisors, net

As more fully described in Note 2 of our 2017 Form 10-K, we offer loans to financial advisors and certain other key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes. We present the outstanding balance of “Loans to financial advisors, net” on our Condensed Consolidated Statements of Financial Condition, net of the allowance for doubtful accounts. Of the gross balance outstanding, the portion associated with financial advisors who are no longer affiliated with us was approximately $20 million and $22 million at March 31, 2018 and September 30, 2017, respectively. Our allowance for doubtful accounts was approximately $8 million at both March 31, 2018 and September 30, 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recent accounting developments

Accounting guidance recently adopted

Income Taxes - In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-05 which amended income tax accounting guidance to include guidance issued by the SEC related to the implementation of the Tax Cuts and Jobs Act (the “Tax Act”), which we applied during our first fiscal quarter of 2018 when it was issued by the SEC. See Note 13 for more information.

Reclassification of certain tax effects from accumulated other comprehensive income (“AOCI”) - In February 2018, the FASB issued guidance (ASU 2018-02) allowing companies to reclassify from AOCI to retained earnings the tax effects related to items within AOCI that the FASB refers to having been stranded as a result of the Tax Act. This guidance is effective for our fiscal year beginning October 1, 2019 and allows for retrospective or modified retrospective adoption. Early adoption is permitted. We adopted this amended guidance on January 1, 2018 on a modified retrospective approach. The amount reclassified from AOCI to retained earnings related to the Tax Act was insignificant. See Note 15 for more information.

Accounting guidance not yet adopted

Revenue recognition - In May 2014, the FASB issued new guidance regarding revenue recognition (ASU 2014-09). The new guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also provides guidance on accounting for certain contract costs and requires additional disclosures. This new revenue recognition guidance, including subsequent amendments, is first effective for our fiscal year beginning on October 1, 2018 and allows for full retrospective adoption or modified retrospective adoption. Although permitted for fiscal years beginning after December 15, 2016, we do not plan to early adopt. Upon adoption, we plan to use a modified retrospective approach, with a cumulative effect adjustment to opening retained earnings. Our implementation efforts include analyzing contracts related to revenues within the scope of the new guidance and reviewing potential changes to our existing revenue recognition accounting policies. We are also evaluating the impact to our disclosures as a result of adopting this new guidance. Based on our implementation efforts to date, we expect that we will be required to change our current presentation of certain costs from a net presentation within revenues to a gross presentation, particularly with respect to merger & acquisitions advisory transactions and underwriting transactions. We are still evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

Financial instruments - In January 2016, the FASB issued new guidance related to the accounting for financial instruments (ASU 2016-01). Among its provisions, including subsequent amendments, this new guidance:

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

This new guidance, including subsequent amendments, is effective for our fiscal year beginning on October 1, 2018, generally under a modified retrospective approach, with the exception of the amendments related to equity investments without a readily determinable fair value and the use of an exit price notion to measure financial instruments for disclosure purposes, which will be applied prospectively as of the date of adoption. Early adoption is generally not permitted. Upon adoption, our investments in equity securities classified as available-for-sale prior to the adoption date will be accounted for at fair value with unrealized gains/(losses) reflected in earnings. Previously, such unrealized gains/(losses) were reflected in other comprehensive income. The adoption of this new guidance is not expected to have a material impact on our financial position and results of operations.

Lease accounting - In February 2016, the FASB issued new guidance related to the accounting for leases (ASU 2016-02). The new guidance requires the recognition of assets and liabilities on the balance sheet related to the rights and obligations created by lease agreements with terms greater than twelve months, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease will primarily depend upon its classification as a finance or operating lease. The new guidance requires new disclosures to help financial statement

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

users better understand the amount, timing and cash flows arising from leases. This new guidance, including subsequent amendments, is first effective for our fiscal year beginning on October 1, 2019. Although permitted, we do not plan to early adopt. Upon adoption, we will use a modified retrospective approach, with a cumulative effect adjustment to opening retained earnings. Our implementation efforts include reviewing existing leases and service contracts, which may include embedded leases. This new guidance will impact our financial position and results of operations. We are evaluating the magnitude of such impact.

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

Statement of Cash Flows (classification of certain cash receipts and cash payments) - In August 2016, the FASB issued amended guidance related to the Statement of Cash Flows (ASU 2016-15). The amended guidance involves several aspects of the classification of certain cash receipts and cash payments including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. This amended guidance is first effective for our fiscal year beginning October 1, 2018 and will be adopted under a retrospective approach. Although permitted, we do not plan to early adopt. The adoption of this new guidance will impact our Consolidated Statement of Cash Flows and will not have an impact on our financial position and results of operations.

Statement of Cash Flows (restricted cash) - In November 2016, the FASB issued new guidance related to the classification and presentation of changes in restricted cash on the Statement of Cash Flows (ASU 2016-18). Current GAAP does not provide guidance to address how to classify and present changes in restricted cash or restricted cash equivalents that occur when there are transfers between cash, cash equivalents and restricted cash or restricted cash equivalents and when there are direct cash receipts into restricted cash or restricted cash equivalents or direct cash payments made from restricted cash or restricted cash equivalents. Under the new guidance, an entity should present in their Statement of Cash Flows the changes during the period in the total of cash and cash equivalents and amounts described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and ending-of-period total amounts shown on the statement of cash flows. This guidance is first effective for our fiscal year beginning October 1, 2018 and will be adopted under a retrospective approach. Although permitted, we do not plan to early adopt. The adoption of this new guidance will impact our Consolidated Statement of Cash Flows and will not have an impact on our financial position and results of operations.

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

The new guidance is first effective for our fiscal year beginning October 1, 2019 and the amendments are required to be applied to cash flow and net investment hedges that exist on the date of adoption on a modified retrospective basis. Changes to presentation and disclosure requirements are only required on a prospective basis. We early-adopted this new guidance on April 1, 2018 and the adoption had no effect on our financial position and results of operations.

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

Acquisition-related expenses

The “Acquisition-related expenses” presented in our Condensed Consolidated Statements of Income and Comprehensive Income for
the six months ended March 31, 2018 pertain to certain incremental expenses incurred in connection with the Scout Group acquisition. Acquisition-related expenses for the three and six months ended March 31, 2017 primarily related to our fiscal year 2016 acquisitions of the U.S. Private Client Services unit of Deutsche Bank Wealth Management (“Alex. Brown”) and MacDougall, MacDougall & MacTier Inc. (“3Macs”), which are described further in Note 3 of our 2017 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents a summary of acquisition-related expenses incurred in each respective period.

	Three months ended March 31,		Six months ended March 31,
$ in thousands	2018	2017	2018	2017
Legal and regulatory	$—	$274	$2,281	$827
Severance	—	754	990	5,557
Information systems integration costs	—	417	162	1,622
Acquisition and integration-related incentive compensation costs	—	—	—	5,474
Early termination costs of assumed contracts	—	5	—	1,329
Post-closing purchase price contingency	—	(1,248)	—	(3,499)
Deutsche Bank restricted stock unit (“DBRSU”) obligation and related hedge	—	798	—	798
All other	—	86	494	1,644
Total acquisition-related expenses	$—	$1,086	$3,927	$13,752

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 – FAIR VALUE

Our “Financial instruments owned” and “Financial instruments sold but not yet purchased” on our Condensed Consolidated Statements of Financial Condition are recorded at fair value under GAAP. For further information about such instruments and our significant accounting policies related to fair value see Note 2 and Note 4 of our 2017 Form 10-K. There have been no material changes to our valuation methodologies or our fair value accounting policies since our year ended September 30, 2017.

The tables below present assets and liabilities measured at fair value on a recurring and nonrecurring basis. Netting adjustments represent the impact of counterparty and collateral netting on our derivative balances included in our Condensed Consolidated Statements of Financial Condition. See Note 6 for additional information.

$ in thousands	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Netting adjustments	Balance as of March 31, 2018
Assets at fair value on a recurring basis
Trading instruments
Municipal and provincial obligations	$194	$287,849	$—	$—	$288,043
Corporate obligations	15,305	139,352	—	—	154,657
Government and agency obligations	6,368	28,538	—	—	34,906
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	1,257	208,814	—	—	210,071
Non-agency CMOs and asset-backed securities (“ABS”)	—	72,719	5	—	72,724
Total debt securities	23,124	737,272	5	—	760,401
Equity securities	26,634	476	—	—	27,110
Brokered certificates of deposit	—	34,142	—	—	34,142
Other	29	2,500	704	—	3,233
Total trading instruments	49,787	774,390	709	—	824,886
Available-for-sale securities
Agency MBS and CMOs	—	2,449,974	—	—	2,449,974
Other securities	834	—	—	—	834
Auction rate securities (“ARS”) preferred securities	—	—	108,495	—	108,495
Total available-for-sale securities	834	2,449,974	108,495	—	2,559,303
Derivative assets
Interest rate contracts
Matched book	—	221,985	—	—	221,985
Other	—	65,802	—	(44,174)	21,628
Foreign exchange contracts	—	2,388	—	—	2,388
Total derivative assets	—	290,175	—	(44,174)	246,001
Private equity investments (1)
Not measured at net asset value (“NAV”)	—	—	95,862	—	95,862
Measured at NAV					97,273
Total private equity investments	—	—	95,862	—	193,135
Other investments (2)	261,450	927	548	—	262,925
Total assets at fair value on a recurring basis	$312,071	$3,515,466	$205,614	$(44,174)	$4,086,250

Assets at fair value on a nonrecurring basis
Bank loans, net
Impaired loans	$—	$13,253	$21,254	$—	$34,507
Loans held for sale (3)	—	37,297	—	—	37,297
Total assets at fair value on a nonrecurring basis	$—	$50,550	$21,254	$—	$71,804

(continued on next page)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued from previous page)
$ in thousands	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Netting adjustments	Balance as of March 31, 2018
Liabilities at fair value on a recurring basis
Trading instruments sold but not yet purchased
Municipal and provincial obligations	$2,095	$123	$—	$—	$2,218
Corporate obligations	1,284	12,757	—	—	14,041
Government obligations	294,867	—	—	—	294,867
Agency MBS and CMOs	573	—	—	—	573
Total debt securities	298,819	12,880	—	—	311,699
Equity securities	13,632	27	—	—	13,659
Other	—	—	853	—	853
Total trading instruments sold but not yet purchased	312,451	12,907	853	—	326,211
Derivative liabilities
Interest rate contracts
Matched book	—	221,985	—	—	221,985
Other	—	99,958	—	(40,416)	59,542
DBRSU obligation (equity)	—	19,432	—	—	19,432
Total derivative liabilities	—	341,375	—	(40,416)	300,959
Total liabilities at fair value on a recurring basis	$312,451	$354,282	$853	$(40,416)	$627,170

(1)
Of the total private equity investments, the portion we owned was $143 million as of March 31, 2018. The portion of the private equity investments we did not own was $50 million as of March 31, 2018 and was included as a component of noncontrolling interests in our Condensed Consolidated Statements of Financial Condition.

(2)
Includes $43 million of financial instruments that are related to obligations to perform under certain deferred compensation plans and Deutsche Bank AG (“DB”) shares with a fair value of $15 million as of March 31, 2018, which we hold as an economic hedge against the DBRSU obligation. See Notes 2 and 20 of our 2017 Form 10-K for additional information.

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

(2)
Includes $44 million of financial instruments that are related to obligations to perform under certain deferred compensation plans and DB shares with a fair value of $19 million as of September 30, 2017, which we hold as an economic hedge against the DBRSU obligation. See Notes 2 and 20 of our 2017 Form 10-K for additional information.

(3)	Loans classified as held for sale recorded at a fair value lower than cost.

Transfers between levels

Our policy is to treat transfers between levels of the fair value hierarchy as having occurred at the end of the reporting period. Our transfers of financial instruments between Levels 1 and 2 were insignificant for the three and six months ended March 31, 2018 and 2017.

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

Three months ended March 31, 2018 Level 3 instruments at fair value
	Financial assets					Financial liabilities
	Trading instruments			Private equity and other investments		Trading instruments
$ in thousands	Non-agency CMOs & ABS	Other	ARS - preferred securities	Private equity investments	Other investments	Other
Fair value beginning of period	$5	$2,712	$107,483	$88,810	$333	$(1,058)
Total gains/(losses) for the period
Included in earnings	—	704	—	7,052	(3)	723
Included in other comprehensive income	—	—	1,012	—	—	—
Purchases and contributions	—	23,563	—	—	218	—
Sales	—	(26,275)	—	—	—	(518)
Distributions	—	—	—	—	—	—
Transfers
Into Level 3	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—
Fair value end of period	$5	$704	$108,495	$95,862	$548	$(853)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$704	$1,012	$7,052	$(3)	$(303)

Six months ended March 31, 2018 Level 3 instruments at fair value
	Financial assets					Financial liabilities
	Trading instruments		Available-for-sale securities	Private equity and other investments		Trading instruments
$ in thousands	Non-agency CMOs & ABS	Other	ARS - preferred securities	Private equity investments	Other investments	Other
Fair value beginning of period	$5	$5,594	$106,171	$88,885	$336	$—
Total gains/(losses) for the period
Included in earnings	—	(503)	—	7,054	(6)	(335)
Included in other comprehensive income	—	—	2,324	—	—	—
Purchases and contributions	—	43,842	—	—	218	—
Sales	—	(48,229)	—	(77)	—	(518)
Distributions	—	—	—	—	—	—
Transfers
Into Level 3	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—
Fair value end of period	$5	$704	$108,495	$95,862	$548	$(853)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$704	$2,324	$7,052	$(6)	$(303)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Three months ended March 31, 2017 Level 3 instruments at fair value
	Financial assets						Financial liabilities
	Trading instruments		Available-for-sale securities		Private equity and other investments		Trading instruments
$ in thousands	Non-agency CMOs & ABS	Other	ARS – municipals obligations	ARS - preferred securities	Private equity investments	Other investments	Other
Fair value beginning of period	$7	$11,052	$25,364	$103,853	$83,466	$223	$(1,792)
Total gains/(losses) for the period
Included in earnings	—	1,765	—	—	(11)	151	1,792
Included in other comprehensive income	—	—	364	1,565	—	—	—
Purchases and contributions	—	22,418	—	—	5,168	—	—
Sales	—	(19,946)	—	—	—	—	—
Distributions	—	—	—	—	—	—	—
Transfers
Into Level 3	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—	—
Fair value end of period	$7	$15,289	$25,728	$105,418	$88,623	$374	$—
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$1,845	$364	$1,565	$—	$151	$—

Six months ended March 31, 2017 Level 3 instruments at fair value
	Financial assets
	Trading instruments		Available-for-sale securities		Private equity and other investments
$ in thousands	Non-agency CMOs & ABS	Other	ARS - municipal obligations	ARS - preferred securities	Private equity investments	Other investments
Fair value beginning of period	$7	$6,020	$25,147	$100,018	$83,165	$441
Total gains/(losses) for the period
Included in earnings	—	(824)	—	1	290	143
Included in other comprehensive income	—	—	581	5,422	—	—
Purchases and contributions	—	41,101	—	—	5,168	—
Sales	—	(31,008)	—	(23)	—	(15)
Distributions	—	—	—	—	—	—
Transfers
Into Level 3	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	(195)
Fair value end of period	$7	$15,289	$25,728	$105,418	$88,623	$374
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$(723)	$581	$5,422	$301	$151
As of March 31, 2018, 11% of our assets and 2% of our liabilities were instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of March 31, 2018 represented 5% of our assets measured at fair value. In comparison as of September 30, 2017, 10% of our assets and 2% of our liabilities represented instruments measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 as of September 30, 2017 represented 6% of our assets measured at fair value. Level 3 instruments as a percentage of total financial instruments decreased as compared to September 30, 2017 as a result of the increase in total assets measured at fair value since September 30, 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the gains/(losses) related to Level 3 recurring fair value measurements included in our Condensed Consolidated Statements of Income and Comprehensive Income.

$ in thousands	Net trading profit	Other revenues	Other comprehensive income
Three months ended March 31, 2018
Total gains/(losses) included in earnings	$1,427	$7,049	$1,012
Unrealized gains/(losses) for assets held at the end of the reporting period	$401	$7,049	$1,012

Six months ended March 31, 2018
Total gains/(losses) included in earnings	$(838)	$7,048	$2,324
Change in unrealized gains/(losses) for assets held at the end of the reporting period	$401	$7,046	$2,324

Three months ended March 31, 2017
Total gains/(losses) included in earnings	$3,557	$140	$1,929
Unrealized gains/(losses) for assets held at the end of the reporting period	$1,845	$151	$1,929

Six months ended March 31, 2017
Total gains/(losses) included in earnings	$(824)	$434	$6,003
Change in unrealized gains/(losses) for assets held at the end of the reporting period	$(723)	$452	$6,003

Quantitative information about level 3 fair value measurements

The tables below present the valuation techniques and significant unobservable inputs used in the valuation of a significant majority of our financial instruments classified as level 3. These inputs represent those that a market participant would take into account when pricing these instruments.

Level 3 financial instrument $ in thousands	Fair value at March 31, 2018	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements
ARS preferred securities	$108,495	Discounted cash flow	Average discount rate	6.20% - 7.60% (6.79%)
			Average interest rates applicable to future interest income on the securities (1)	3.47% - 4.63% (3.64%)
			Prepayment year (2)	2018 - 2021 (2021)
Private equity investments (not measured at NAV)	$51,635	Income or market approach
		Scenario 1 - income approach - discounted cash flow	Discount rate	13% - 25% (24.8%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2020 - 2042 (2022)
		Scenario 2 - market approach - market multiple method	EBITDA Multiple	6.00 - 7.0 (6.5)
			Weighting assigned to outcome of scenario 1/scenario 2	99%/1%
	$44,227	Transaction price or other investment-specific events (3)	Not meaningful (3)	Not meaningful (3)
Nonrecurring measurements
Bank loans: impaired loans - residential	$18,758	Discounted cash flow	Prepayment rate	7 yrs - 12 yrs (10.5 yrs)
Bank loans: impaired loans - corporate	$2,496	Appraisal or discounted cash flow value (4)	Not meaningful (4)	Not meaningful (4)

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

The future interest rate and maturity assumptions impacting the valuation of the auction rate securities are directly related. These securities generally have embedded penalty interest rate provisions in the event auctions fail to set the security’s interest rate. The penalty rates are based upon a stated interest rate spread over what is typically a short-term base interest rate index. As short-term

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

interest rates rise, the penalty rate that is specified in the security increases. Changes in interest rates impact the fair value of our ARS portfolio, as we estimate that at some level of increase in short-term interest rates, issuers of the securities will have the economic incentive to refinance (and thus prepay) the securities. The faster and steeper short-term interest rates rise, the earlier prepayments will likely occur and the higher the fair value of the security. Therefore, the short-term interest rate assumption directly impacts the input related to the timing of any projected prepayment.

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

Investments in private equity measured at net asset value per share

As more fully described in Note 2 of our 2017 Form 10-K, as a practical expedient, we utilize NAV or its equivalent to determine the recorded value of a portion of our private equity portfolio. We utilize NAV when the fund investment does not have a readily determinable fair value and the NAV of the fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the investments at fair value.

Our private equity portfolio as of March 31, 2018 included various direct and third party private equity investments and various private equity funds which we sponsor. The portfolio is primarily invested in a broad range of industries including leveraged buyouts, growth capital, distressed capital, venture capital and mezzanine capital.

Due to the closed-end nature of certain of our fund investments, such investments cannot be redeemed directly with the funds. Our investment is monetized through distributions received through the liquidation of the underlying assets of those funds. We anticipate approximately 90% of these underlying assets will be liquidated over a period of four years or less, with the remainder to be liquidated over a period of nine years.

The table below presents the recorded value and unfunded commitments related to our private equity portfolio.

		Unfunded commitment
$ in thousands	Recorded value	RJF	Noncontrolling interests	Total
March 31, 2018
Private equity investments measured at NAV	$97,273	$19,110	$1,917	$21,027
Private equity investments not measured at NAV	95,862
Total private equity investments	$193,135

September 30, 2017
Private equity investments measured at NAV	$109,894	$20,973	$2,273	$23,246
Private equity investments not measured at NAV	88,885
Total private equity investments	$198,779

Of the total private equity investments, the portions we owned were $143 million and $145 million as of March 31, 2018 and September 30, 2017, respectively. The portions of the private equity investments we did not own were $50 million and $54 million as of March 31, 2018 and September 30, 2017, respectively, and were included as a component of noncontrolling interests in our Condensed Consolidated Statements of Financial Condition.

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

$ in thousands	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
March 31, 2018
Financial assets:
Bank loans, net	$—	$79,464	$17,778,972	$17,858,436	$18,079,109
Loans to financial advisors, net	$—	$—	$700,123	$700,123	$885,218
Financial liabilities:
Bank deposits	$—	$18,348,014	$357,467	$18,705,481	$18,711,903
Other borrowings	$—	$26,573	$—	$26,573	$26,424
Senior notes payable	$—	$1,629,315	$—	$1,629,315	$1,549,128

September 30, 2017
Financial assets:
Bank loans, net	$—	$23,001	$16,836,745	$16,859,746	$16,954,042
Loans to financial advisors, net	$—	$—	$708,487	$708,487	$873,272
Financial liabilities:
Bank deposits	$—	$17,417,678	$313,359	$17,731,037	$17,732,362
Other borrowings	$—	$29,278	$—	$29,278	$28,813
Senior notes payable	$—	$1,647,696	$—	$1,647,696	$1,548,839

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

The amortized cost and fair values of available-for-sale securities were as follows:

$ in thousands	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2018
Agency MBS and CMOs	$2,499,859	$406	$(50,291)	$2,449,974
Other securities	1,575	—	(741)	834
Total RJ Bank available-for-sale securities	2,501,434	406	(51,032)	2,450,808
ARS preferred securities	101,674	6,821	—	108,495
Total available-for-sale securities	$2,603,108	$7,227	$(51,032)	$2,559,303

September 30, 2017
Agency MBS and CMOs	$2,089,153	$1,925	$(9,999)	$2,081,079
Other securities	1,575	—	(543)	1,032
Total RJ Bank available-for-sale securities	2,090,728	1,925	(10,542)	2,082,111
ARS preferred securities	101,674	4,497	—	106,171
Total available-for-sale securities	$2,192,402	$6,422	$(10,542)	$2,188,282

See Note 4 for additional information regarding the fair value of available-for-sale securities.

The contractual maturities, amortized cost, carrying values and current yields for our available-for-sale securities were as presented below.  Since RJ Bank’s MBS and CMO available-for-sale securities are backed by mortgages, actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.  Expected maturities of ARS may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018
$ in thousands	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency MBS and CMOs:
Amortized cost	$—	$196,339	$792,426	$1,511,094	$2,499,859
Carrying value	—	192,549	776,185	1,481,240	2,449,974
Weighted-average yield	—	2.17%	2.03%	2.22%	2.15%
Other securities:
Amortized cost	$—	$—	$—	$1,575	$1,575
Carrying value	—	—	—	834	834
Weighted-average yield	—	—	—	—	—
Subtotal agency MBS and CMOs and other securities:
Amortized cost	$—	$196,339	$792,426	$1,512,669	$2,501,434
Carrying value	—	192,549	776,185	1,482,074	2,450,808
Weighted-average yield	—	2.17%	2.03%	2.22%	2.15%
ARS preferred securities:
Amortized cost	$—	$—	$—	$101,674	$101,674
Carrying value	—	—	—	108,495	108,495
Weighted-average yield	—	—	—	2.90%	2.90%
Total available-for-sale securities:
Amortized cost	$—	$196,339	$792,426	$1,614,343	$2,603,108
Carrying value	—	192,549	776,185	1,590,569	2,559,303
Weighted-average yield	—	2.17%	2.03%	2.27%	2.18%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
$ in thousands	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2018
Agency MBS and CMOs	$1,799,844	$(33,871)	$533,321	$(16,420)	$2,333,165	$(50,291)
Other securities	—	—	834	(741)	834	(741)
Total	$1,799,844	$(33,871)	$534,155	$(17,161)	$2,333,999	$(51,032)

September 30, 2017
Agency MBS and CMOs	$1,119,715	$(5,621)	$295,528	$(4,378)	$1,415,243	$(9,999)
Other securities	—	—	1,032	(543)	1,032	(543)
Total	$1,119,715	$(5,621)	$296,560	$(4,921)	$1,416,275	$(10,542)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs and non-agency CMOs

The Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Associations (“GNMA”) guarantee the contractual cash flows of the agency MBS and CMOs. At March 31, 2018, of the 215 U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, 151 were in a continuous unrealized loss position for less than 12 months and 64 were for 12 months or more. We do not consider these securities to be other-than-temporarily impaired (“OTTI”) due to the guarantee provided by FNMA, FHLMC, and GNMA of the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities. At March 31, 2018, debt securities we held from FNMA and FHLMC had an amortized cost of $1.72 billion and $658 million, respectively, and a fair value of $1.69 billion and $644 million, respectively.

During the three and six months ended March 31, 2018 there were no sales of agency MBS and CMO available-for-sale securities. During the three and six months ended March 31, 2017, there were $25 million and $33 million, respectively, of proceeds from the sales of agency and non-agency available-for-sale securities. These sales resulted in an insignificant loss, which was included in “Other revenues” on our Condensed Consolidated Statements of Income and Comprehensive Income.

ARS

Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them. The par value of the ARS we held as of March 31, 2018 was $120 million. Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired, as we have the ability and intent to hold these securities. All of our ARS securities are evaluated for OTTI on a quarterly basis. As of March 31, 2018, there were no ARS preferred securities with a fair value less than cost basis.

During the three and six months ended March 31, 2018, there were no sales of ARS. During the three and six months ended March 31, 2017, sales of ARS were insignificant.

Other-than-temporarily impaired securities

Changes in the amount of OTTI related to credit losses recognized in “Other revenues” on available-for-sale securities were as follows:

	Three months ended March 31,		Six months ended March 31,
$ in thousands	2018	2017	2018	2017
Amount related to credit losses on securities we held at the beginning of the period	$—	$5,754	$—	$8,107
Decreases to the amount related to credit losses for securities sold during the period	—	—	—	(2,353)
Amount related to credit losses on securities we held at the end of the period	$—	$5,754	$—	$5,754

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

We also facilitate matched book derivative transactions in which Raymond James Financial Products, Inc. (“RJFP”), a wholly owned subsidiary, enters into interest rate derivative transactions with clients. For every derivative transaction RJFP enters into with a client, it also enters into an offsetting derivative on terms that mirror the client transaction with a credit support provider, which is a third-party financial institution. Any collateral required to be exchanged under these derivative contracts is administered directly between the client and the third-party financial institution. Due to this pass-through transaction structure, RJFP has completely mitigated the market and credit risk on these derivative contracts. As a result, derivatives for which the fair value is in an asset position have an equal and offsetting derivative liability. RJFP only has credit risk on its uncollected derivative transaction fee revenues. The receivable for uncollected derivative transaction fee revenues of RJFP was $5 million at both March 31, 2018 and September 30, 2017, and was included in “Other receivables” on our Condensed Consolidated Statements of Financial Condition.

Derivatives arising from RJ Bank’s business operations

We enter into forward foreign exchange contracts and interest rate swaps to hedge certain exposures arising out of RJ Bank’s business operations (see Note 2 of our 2017 Form 10-K for the accounting policies associated with these transactions). Each of these activities is described further below.

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

Derivative arising from our acquisition of Alex. Brown

As part of our acquisition of Alex. Brown (see Note 3 of our 2017 Form 10-K for additional information regarding the acquisition), we assumed certain DBRSU awards, including the associated plan terms and conditions. The DBRSU awards contain performance conditions based on Deutsche Bank and subsidiaries attaining certain financial results and will ultimately be settled in DB common shares, provided the performance metrics are achieved. The DBRSU obligation results in a derivative, the fair value and notional of which is measured by multiplying the number of outstanding DBRSU awards to be settled in DB common shares as of the end of the reporting period by the end of reporting period DB share price, as traded on the New York Stock Exchange.

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

	March 31, 2018			September 30, 2017
$ in thousands	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate contracts:
Matched book	$221,985	$221,985	$2,673,225	$288,035	$288,035	$2,766,488
Other	65,802	98,480	5,294,600	86,436	100,503	4,931,809
Foreign exchange contracts	1,174	—	556,286	3	530	437,783
DBRSU obligation (equity) (1)	—	19,432	19,432	—	25,800	25,800
Subtotal	288,961	339,897	8,543,543	374,474	414,868	8,161,880
Derivatives designated as hedging instruments
Interest rate contracts	—	1,478	850,000	—	1,390	850,000
Foreign exchange contracts	1,214	—	871,546	29	116	1,048,646
Subtotal	1,214	1,478	1,721,546	29	1,506	1,898,646
Total gross fair value/notional amount	290,175	341,375	$10,265,089	374,503	416,374	$10,060,526
Offset in the Statements of Financial Condition
Counterparty netting	(22,239)	(22,239)		(6,045)	(6,045)
Cash collateral netting	(21,935)	(18,177)		(49,683)	(53,365)
Total amounts offset	(44,174)	(40,416)		(55,728)	(59,410)
Net amounts presented in the Statements of Financial Condition	246,001	300,959		318,775	356,964

Gross amounts not offset in the Statements of Financial Condition
Financial instruments (2)	(224,100)	(221,985)		(293,340)	(288,035)
Total	$21,901	$78,974		$25,435	$68,929

(1) The DBRSU obligation is not subject to an enforceable master netting arrangement or other similar arrangement. However, we held shares of DB as an economic hedge against this obligation with a fair value of $15 million and $19 million as of March 31, 2018 and September 30, 2017, respectively, which are a component of “Other investments” on our Condensed Consolidated Statements of Financial Condition. See additional discussion of the DBRSUs in Note 17.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Gains/(losses) recognized in AOCI, net of income taxes, on derivatives designated as hedging instruments were as follows (see Note 15 for additional information):

	Three months ended March 31,		Six months ended March 31,
$ in thousands	2018	2017	2018	2017
Interest rate contracts (cash flow hedges)	$16,593	$1,531	$23,478	$27,269
Foreign exchange contracts (net investment hedges)	18,964	(4,539)	24,537	6,787
Total gains/(losses) recognized in AOCI, net of taxes	$35,557	$(3,008)	$48,015	$34,056

There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for each of the three and six months ended March 31, 2018 and 2017. We expect to reclassify an estimated $3 million of interest income out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is 10 years.

Gains/(losses) on derivatives not designated as hedging instruments recognized on the Condensed Consolidated Statements of Income and Comprehensive Income were as follows:

$ in thousands	Location of gain/(loss) included in the Condensed Consolidated Statements of Income and Comprehensive Income	Gain/(loss) recognized during the period
		Three months ended March 31,		Six months ended March 31,
		2018	2017	2018	2017
Interest rate contracts:
Matched book	Other revenues	$20	$21	$58	$(5)
Other	Net trading profit/other revenues	$(182)	$1,965	$1,380	$4,194
Foreign exchange contracts	Other revenues	$10,633	$(2,278)	$9,267	$5,636
DBRSUs	Compensation, commissions and benefits expense	$7,278	$1,256	$4,665	$(5,469)
DBRSUs	Acquisition-related expenses	$—	$(2,733)	$—	$(2,383)

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

Derivatives with credit-risk-related contingent features

Certain of the derivative instruments arising from our interest rate contracts and forward foreign exchange contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment-grade, the counterparties to the derivative instruments could terminate and request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was $3 million at March 31, 2018, for which we had posted an insignificant amount of collateral. Such amounts were not material at September 30, 2017.

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

For financial statement purposes, we do not offset our reverse repurchase agreements, repurchase agreements, securities borrowing and securities lending transactions because the conditions for netting as specified by GAAP are not met. Our reverse repurchase agreements, repurchase agreements, securities borrowing and securities lending transactions are governed by master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course, as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the parties to the transaction. Although not offset on the Condensed Consolidated Statements of Financial Condition, these transactions are included in the following table.

	Assets		Liabilities
$ in thousands	Reverse repurchase agreements	Securities borrowed	Repurchase agreements	Securities loaned
March 31, 2018
Gross amounts of recognized assets/liabilities	$448,474	$163,981	$142,791	$304,192
Gross amounts offset in the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amounts presented in the Condensed Consolidated Statements of Financial Condition	448,474	163,981	142,791	304,192
Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition	(448,474)	(161,134)	(142,791)	(298,198)
Net amount	$—	$2,847	$—	$5,994
September 30, 2017
Gross amounts of recognized assets/liabilities	$404,462	$138,319	$220,942	$383,953
Gross amounts offset in the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amounts presented in the Condensed Consolidated Statements of Financial Condition	404,462	138,319	220,942	383,953
Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition	(404,462)	(134,304)	(220,942)	(373,132)
Net amount	$—	$4,015	$—	$10,821

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

The table below presents financial instruments at fair value that we received as collateral, were not included on our Condensed Consolidated Statements of Financial Condition, and that were available to be delivered or repledged, along with the balances of such instruments that were delivered or repledged, to satisfy one of our purposes described above:

$ in thousands	March 31, 2018	September 30, 2017
Collateral we received that was available to be delivered or repledged	$3,095,347	$3,030,736
Collateral that we delivered or repledged	$1,163,076	$1,068,912

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

$ in thousands	March 31, 2018	September 30, 2017
Financial instruments owned, at fair value, pledged to counterparties that:
Had the right to deliver or repledge	$644,735	$363,739
Did not have the right to deliver or repledge	$65,190	$44,930

Repurchase agreements, repurchase-to-maturity transactions and securities loaned accounted for as secured borrowings

The following table presents the remaining contractual maturity of repurchase agreements and securities lending transactions accounted for as secured borrowings:

$ in thousands	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
March 31, 2018
Repurchase agreements:
Government and agency obligations	$69,031	$—	$—	$—	$69,031
Agency MBS and CMOs	73,760	—	—	—	73,760
Total repurchase agreements	142,791	—	—	—	142,791
Securities loaned:
Equity securities	304,192	—	—	—	304,192
Total	$446,983	$—	$—	$—	$446,983
Gross amounts of recognized liabilities for repurchase agreements and securities loaned included in the table within this footnote					$446,983
Amounts related to repurchase agreements and securities loaned not included in the table within this footnote					$—
September 30, 2017
Repurchase agreements:
Government and agency obligations	$107,284	$—	$—	$—	$107,284
Agency MBS and CMOs	113,658	—	—	—	113,658
Total repurchase agreements	220,942	—	—	—	220,942
Securities loaned:
Equity securities	383,953	—	—	—	383,953
Total	$604,895	$—	$—	$—	$604,895
Gross amounts of recognized liabilities for repurchase agreements and securities loaned included in the table within this footnote					$604,895
Amounts related to repurchase agreements and securities loaned not included in the table within this footnote					$—

As of both March 31, 2018 and September 30, 2017, we did not have any “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security.

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

	March 31, 2018		September 30, 2017
$ in thousands	Balance	%	Balance	%
Loans held for investment:
C&I loans	$7,661,933	42%	$7,385,910	43%
CRE construction loans	174,955	1%	112,681	1%
CRE loans	3,247,079	18%	3,106,290	18%
Tax-exempt loans	1,174,178	6%	1,017,791	6%
Residential mortgage loans	3,370,551	18%	3,148,730	18%
SBL	2,625,965	14%	2,386,697	14%
Total loans held for investment	18,254,661		17,158,099
Net unearned income and deferred expenses	(25,657)		(31,178)
Total loans held for investment, net	18,229,004		17,126,921
Loans held for sale, net	116,761	1%	70,316	—
Total loans held for sale and investment	18,345,765	100%	17,197,237	100%
Allowance for loan losses	(194,852)		(190,442)
Bank loans, net	$18,150,913		$17,006,795

At March 31, 2018, the FHLB had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 12 for more information regarding borrowings from the FHLB.

Loans held for sale

RJ Bank originated or purchased $323 million and $681 million of loans held for sale during the three and six months ended March 31, 2018, respectively, and $315 million and $837 million during the three and six months ended March 31, 2017, respectively. Proceeds from the sale of these held for sale loans amounted to $136 million and $228 million during the three and six months ended March 31, 2018, respectively, and $85 million and $235 million during the three and six months ended March 31, 2017, respectively. Net gains resulting from such sales were insignificant in all periods during the three and six months ended March 31, 2018 and 2017. Unrealized losses recorded in the Condensed Consolidated Statements of Income and Comprehensive Income to reflect the loans held for sale at the lower of cost or market value were insignificant in all periods during the three and six months ended March 31, 2018 and 2017.

Purchases and sales of loans held for investment

The following table presents purchases and sales of any loans held for investment by portfolio segment:

$ in thousands	C&I loans	CRE loans	Residential mortgage loans	Total
Three months ended March 31, 2018
Purchases	$124,616	$42,671	$49,062	$216,349
Sales	$76,369	$—	$—	$76,369
Six months ended March 31, 2018
Purchases	$272,058	$62,758	$94,073	$428,889
Sales	$107,512	$—	$—	$107,512
Three months ended March 31, 2017
Purchases	$83,003	$—	$8,757	$91,760
Sales	$90,949	$—	$—	$90,949
Six months ended March 31, 2017
Purchases	$197,652	$38,980	$90,419	$327,051
Sales	$172,528	$—	$—	$172,528

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Sales in the table on the previous page represent the recorded investment of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2 of our 2017 Form 10-K, corporate loan (C&I, CRE and CRE construction) sales generally occur as part of a loan workout situation.

Aging analysis of loans held for investment

The following table presents an analysis of the payment status of loans held for investment. Amounts in the table exclude any net unearned income and deferred expenses.

$ in thousands	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual	Current and accruing	Total loans held for investment
March 31, 2018
C&I loans	$—	$—	$—	$4,014	$7,657,919	$7,661,933
CRE construction loans	—	—	—	—	174,955	174,955
CRE loans	—	—	—	—	3,247,079	3,247,079
Tax-exempt loans	—	—	—	—	1,174,178	1,174,178
Residential mortgage loans:
First mortgage loans	2,650	1,255	3,905	29,131	3,310,539	3,343,575
Home equity loans/lines	195	—	195	199	26,582	26,976
SBL	—	—	—	—	2,625,965	2,625,965
Total loans held for investment, net	$2,845	$1,255	$4,100	$33,344	$18,217,217	$18,254,661

September 30, 2017
C&I loans	$—	$—	$—	$5,221	$7,380,689	$7,385,910
CRE construction loans	—	—	—	—	112,681	112,681
CRE loans	—	—	—	—	3,106,290	3,106,290
Tax-exempt loans	—	—	—	—	1,017,791	1,017,791
Residential mortgage loans:
First mortgage loans	1,853	—	1,853	33,718	3,086,701	3,122,272
Home equity loans/lines	248	—	248	31	26,179	26,458
SBL	—	—	—	—	2,386,697	2,386,697
Total loans held for investment, net	$2,101	$—	$2,101	$38,970	$17,117,028	$17,158,099

The table above includes $14 million and $18 million at March 31, 2018 and September 30, 2017, respectively, of nonaccrual loans which were performing pursuant to their contractual terms.

Other real estate owned, included in “Other assets” on our Condensed Consolidated Statements of Financial Condition, was $4 million and $5 million at March 31, 2018 and September 30, 2017, respectively. The recorded investment in mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process was $14 million and $18 million at March 31, 2018 and September 30, 2017, respectively.

Impaired loans and troubled debt restructurings

The following table provides a summary of RJ Bank’s impaired loans:

	March 31, 2018			September 30, 2017
$ in thousands	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
Impaired loans with allowance for loan losses:
C&I loans	$4,014	$5,195	$1,518	$5,221	$6,160	$1,963
Residential - first mortgage loans	20,528	26,888	2,211	23,977	31,100	2,504
Total	24,542	32,083	3,729	29,198	37,260	4,467
Impaired loans without allowance for loan losses:
Residential - first mortgage loans	13,694	20,882	—	16,737	24,899	—
Total	13,694	20,882	—	16,737	24,899	—
Total impaired loans	$38,236	$52,965	$3,729	$45,935	$62,159	$4,467

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

The table on the previous page includes residential first mortgage TDR’s of $23 million and $27 million at March 31, 2018 and September 30, 2017, respectively.

The average balance of the total impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income and Comprehensive Income were as follows:

	Three months ended March 31,		Six months ended March 31,
$ in thousands	2018	2017	2018	2017
Average impaired loan balance:
C&I loans	$4,111	$23,060	$4,538	$27,934
CRE loans	—	—	—	1,388
Residential - first mortgage loans	34,846	45,547	37,390	46,040
Total	$38,957	$68,607	$41,928	$75,362
Interest income recognized:
Residential - first mortgage loans	$323	$350	$610	$669
Total	$323	$350	$610	$669

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The credit quality of RJ Bank’s held for investment loan portfolio was as follows:

$ in thousands	Pass	Special mention	Substandard	Doubtful	Total
March 31, 2018
C&I loans	$7,529,648	$50,281	$82,004	$—	$7,661,933
CRE construction loans	174,955	—	—	—	174,955
CRE loans	3,188,151	58,801	127	—	3,247,079
Tax-exempt loans	1,174,178	—	—	—	1,174,178
Residential mortgage loans:
First mortgage loans	3,297,383	7,295	38,897	—	3,343,575
Home equity loans/lines	26,536	241	199	—	26,976
SBL	2,625,965	—	—	—	2,625,965
Total	$18,016,816	$116,618	$121,227	$—	$18,254,661

September 30, 2017
C&I loans	$7,232,777	$63,964	$89,169	$—	$7,385,910
CRE construction loans	112,681	—	—	—	112,681
CRE loans	3,048,847	57,315	128	—	3,106,290
Tax-exempt loans	1,017,791	—	—	—	1,017,791
Residential mortgage loans:
First mortgage loans	3,068,290	8,467	45,515	—	3,122,272
Home equity loans/lines	26,352	75	31	—	26,458
SBL	2,386,697	—	—	—	2,386,697
Total	$16,893,435	$129,821	$134,843	$—	$17,158,099

Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for loan losses and reserve for unfunded lending commitments

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

	Loans held for investment
$ in thousands	C&I loans	CRE construction loans	CRE loans	Tax-exempt loans	Residential mortgage loans	SBL	Total
Three months ended March 31, 2018
Balance at beginning of period	$121,569	$2,107	$40,616	$6,918	$15,501	$4,558	$191,269
Provision/(benefit) for loan losses	7,220	111	2,153	855	(2,962)	172	7,549
Net (charge-offs)/recoveries:
Charge-offs	(3,573)	—	—	—	(204)	—	(3,777)
Recoveries	—	—	—	—	156	—	156
Net (charge-offs)/recoveries	(3,573)	—	—	—	(48)	—	(3,621)
Foreign exchange translation adjustment	(238)	—	(107)	—	—	—	(345)
Balance at end of period	$124,978	$2,218	$42,662	$7,773	$12,491	$4,730	$194,852

Six months ended March 31, 2018
Balance at beginning of period	$119,901	$1,421	$41,749	$6,381	$16,691	$4,299	$190,442
Provision/(benefit) for loan losses	9,557	797	1,049	1,392	(4,661)	431	8,565
Net (charge-offs)/recoveries:
Charge-offs	(4,176)	—	—	—	(299)	—	(4,475)
Recoveries	—	—	—	—	760	—	760
Net (charge-offs)/recoveries	(4,176)	—	—	—	461	—	(3,715)
Foreign exchange translation adjustment	(304)	—	(136)	—	—	—	(440)
Balance at end of period	$124,978	$2,218	$42,662	$7,773	$12,491	$4,730	$194,852

Three months ended March 31, 2017
Balance at beginning of period	$132,905	$2,103	$39,532	$4,493	$13,639	$5,008	$197,680
Provision/(benefit) for loan losses	4,984	(576)	4,589	(140)	(1,078)	149	7,928
Net (charge-offs)/recoveries:
Charge-offs	(19,304)	—	—	—	(478)	—	(19,782)
Recoveries	—	—	—	—	295	—	295
Net (charge-offs)/recoveries	(19,304)	—	—	—	(183)	—	(19,487)
Foreign exchange translation adjustment	75	—	38	—	—	—	113
Balance at end of period	$118,660	$1,527	$44,159	$4,353	$12,378	$5,157	$186,234

Six months ended March 31, 2017
Balance at beginning of period	$137,701	$1,614	$36,533	$4,100	$12,664	$4,766	$197,378
Provision/(benefit) for loan losses	3,741	5	2,579	253	(81)	391	6,888
Net (charge-offs)/recoveries:
Charge-offs	(22,693)	—	—	—	(565)	—	(23,258)
Recoveries	—	—	5,013	—	360	—	5,373
Net (charge-offs)/recoveries	(22,693)	—	5,013	—	(205)	—	(17,885)
Foreign exchange translation adjustment	(89)	(92)	34	—	—	—	(147)
Balance at end of period	$118,660	$1,527	$44,159	$4,353	$12,378	$5,157	$186,234

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment (excluding any net unearned income and deferred expenses) and the related allowance for loan losses.

	Loans held for investment
	Allowance for loan losses			Recorded investment
$ in thousands	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
March 31, 2018
C&I loans	$1,518	$123,460	$124,978	$4,014	$7,657,919	$7,661,933
CRE construction loans	—	2,218	2,218	—	174,955	174,955
CRE loans	—	42,662	42,662	—	3,247,079	3,247,079
Tax-exempt loans	—	7,773	7,773	—	1,174,178	1,174,178
Residential mortgage loans	2,227	10,264	12,491	41,403	3,329,148	3,370,551
SBL	—	4,730	4,730	—	2,625,965	2,625,965
Total	$3,745	$191,107	$194,852	$45,417	$18,209,244	$18,254,661

September 30, 2017
C&I loans	$1,963	$117,938	$119,901	$5,221	$7,380,689	$7,385,910
CRE construction loans	—	1,421	1,421	—	112,681	112,681
CRE loans	—	41,749	41,749	—	3,106,290	3,106,290
Tax-exempt loans	—	6,381	6,381	—	1,017,791	1,017,791
Residential mortgage loans	2,506	14,185	16,691	47,368	3,101,362	3,148,730
SBL	—	4,299	4,299	—	2,386,697	2,386,697
Total	$4,469	$185,973	$190,442	$52,589	$17,105,510	$17,158,099

The reserve for unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $10 million at March 31, 2018 and $11 million at September 30, 2017.

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

VIEs where we are the primary beneficiary

Of the VIEs in which we hold an interest, we have determined that certain limited partnerships which are part of our private equity portfolio (“Private Equity Interests”), a Low-Income Housing Tax Credit fund (“LIHTC fund”) in which RJ Bank is an investor and an affiliate of Raymond James Tax Credit Funds, Inc. (“RJTCF”) is the managing member, a LIHTC fund where RJTCF provides an investor member with a guaranteed return on their investment (“Guaranteed LIHTC Fund”), certain other LIHTC funds and the trust we utilize in connection with restricted stock unit (“RSU”) awards granted to certain employees of one of our Canadian subsidiaries (the “Restricted Stock Trust Fund”) require consolidation in our financial statements, as we are deemed the primary beneficiary of such VIEs.  The aggregate assets and liabilities of the VIEs we consolidate are provided in the table below. Aggregate assets and aggregate liabilities may differ from the consolidated carrying value of assets and liabilities due to the elimination of intercompany assets and liabilities held by the consolidated VIE.

$ in thousands	Aggregate assets	Aggregate liabilities
March 31, 2018
Private Equity Interests	$105,957	$3,836
LIHTC Fund in which RJ Bank is an investor member	53,917	166
Guaranteed LIHTC Fund	41,409	2,960
Other LIHTC Funds	2,928	2,877
Restricted Stock Trust Fund	17,800	17,800
Total	$222,011	$27,639

September 30, 2017
Private Equity Interests	$104,414	$3,851
LIHTC Fund in which RJ Bank is an investor member	57,719	1,055
Guaranteed LIHTC Fund	51,400	2,872
Other LIHTC Funds	7,418	2,544
Restricted Stock Trust Fund	12,122	12,122
Total	$233,073	$22,444

In the Guaranteed LIHTC Fund, a multi-investor tax credit fund in which RJTCF is the managing member, RJTCF has provided one investor member a guaranteed return on their investment in the fund. See Note 9 of our 2017 Form 10-K for information regarding the financing asset associated with this fund and Note 14 of this Form 10-Q for additional information regarding this commitment.

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

$ in thousands	March 31, 2018	September 30, 2017
Assets:
Cash and cash equivalents	$4,822	$2,052
Assets segregated pursuant to regulations and other segregated assets	3,055	4,590
Other receivables	60	168
Intercompany receivables	443	454
Other investments	100,735	101,905
Investments in real estate partnerships held by consolidated variable interest entities	95,055	111,743
Trust fund investment in RJF common stock	17,799	12,120
Other assets	42	41
Total assets	$222,011	$233,073

Liabilities and equity:
Other payables	$5,658	$9,667
Intercompany payables	21,148	16,520
Total liabilities	26,806	26,187
RJF equity	103,019	101,445
Noncontrolling interests	92,186	105,441
Total equity	195,205	206,886
Total liabilities and equity	$222,011	$233,073

The trust fund investment in RJF common stock in the table above is the Restricted Stock Trust Fund, which is included in “Treasury stock” in our Condensed Consolidated Statements of Financial Condition.

VIEs where we hold a variable interest but are not the primary beneficiary

As discussed in Note 2 of our 2017 Form 10-K, we have concluded that for certain VIEs we are not the primary beneficiary and therefore do not consolidate these VIEs. Such VIEs include certain Private Equity Interests, certain LIHTC funds, New Market Tax Credit Funds (“NMTC Funds”) and other limited partnerships. Our risk of loss for these VIEs is limited to our investments in, advances to, and/or receivables due from these VIEs.

Aggregate assets, liabilities and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary, are provided in the table below.

	March 31, 2018			September 30, 2017
$ in thousands	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
Private Equity Interests	$7,801,285	$185,844	$69,053	$10,485,611	$174,354	$73,457
LIHTC Funds	5,731,372	2,099,275	78,255	5,372,367	2,134,600	60,959
NMTC Funds	25,290	124	8	30,297	105	9
Other	173,628	88,785	3,422	169,462	88,615	3,163
Total	$13,731,575	$2,374,028	$150,738	$16,057,737	$2,397,674	$137,588

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

Our goodwill and identified intangible assets result from various acquisitions. See Note 2 of our 2017 Form 10-K for a discussion of our intangible assets and goodwill accounting policies. The following were our goodwill and net identifiable intangible asset balances as of the dates indicated:

$ in thousands	March 31, 2018	September 30, 2017
Goodwill	$478,933	$410,723
Identifiable intangible assets, net	167,876	82,460
Total goodwill and identifiable intangible assets, net	$646,809	$493,183

As described in Note 3, we acquired the Scout Group during the six months ended March 31, 2018, which included a number of identifiable intangible assets as well as goodwill. See Note 12 of our 2017 Form 10-K for a discussion of the components of our goodwill balance and additional information regarding our identifiable intangible assets.

Goodwill

The following summarizes our goodwill by segment, along with the balance and activity for the periods indicated:

$ in thousands	Private Client Group	Capital Markets	Asset Management	Total
Three months ended March 31, 2018
Goodwill as of beginning of period	$276,534	$134,007	$69,234	$479,775
Foreign currency translation	(592)	(250)	—	(842)
Goodwill as of end of period	$275,942	$133,757	$69,234	$478,933

Six months ended March 31, 2018
Goodwill as of beginning of period	$276,713	$134,010	$—	$410,723
Additions	—	—	69,234	69,234
Foreign currency translations	(771)	(253)	—	(1,024)
Goodwill as of end of period	$275,942	$133,757	$69,234	$478,933

Three months ended March 31, 2017
Goodwill as of beginning of period	$274,984	$131,513	$—	$406,497
Foreign currency translation	219	296	—	515
Goodwill as of end of period	$275,203	$131,809	$—	$407,012

Six months ended March 31, 2017
Goodwill as of beginning of period	$275,521	$132,551	$—	$408,072
Foreign currency translation	(318)	(742)	—	(1,060)
Goodwill as of end of period	$275,203	$131,809	$—	$407,012

The addition to goodwill during the six months ended March 31, 2018 arose from the acquisition of the Scout Group. The goodwill primarily represents synergies from combining the Scout Group with our existing businesses. All of the goodwill associated with the Scout Group is deductible for tax purposes over 15 years.

As described in Note 2 of our 2017 Form 10-K, we perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  We performed our latest annual goodwill impairment testing during the quarter ended March 31, 2018, evaluating balances as of December 31, 2017, and no impairment was identified. In that testing, we performed both a qualitative impairment assessment for certain of our reporting units and a quantitative impairment assessment for our two Raymond James Ltd. (“RJ Ltd.”) reporting units operating in Canada.

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

Quantitative Assessments

For our two RJ Ltd. reporting units, we elected to perform a quantitative assessment of the equity value of each RJ Ltd. reporting unit that had an allocation of goodwill. In our determination of the reporting unit fair value of equity, we used a combination of the income approach and the market approach. Under the income approach, we used discounted cash flow models applied to each respective reporting unit. Under the market approach, we calculated an estimated fair value based on a combination of multiples of earnings of guideline companies in the brokerage and capital markets industry that are publicly traded on organized exchanges, and the book value of comparable transactions. The estimated fair value of the equity of the reporting unit resulting from each of these valuation approaches was dependent upon the estimates of future business unit revenues and costs. Such estimates were subject to critical assumptions regarding the nature and health of financial markets in future years, as well as the discount rate to apply to the projected future cash flows. In estimating future cash flows, a balance sheet as of December 31, 2017 and a statement of operations for the prior twelve months of activity for each reporting unit were compiled. Future balance sheets and statements of operations were then projected, and estimated future cash flows were determined by the combination of these projections. The cash flows were discounted at the reporting unit’s estimated cost of equity, which was derived through application of the capital asset pricing model. The valuation result from the market approach was dependent upon the selection of the comparable guideline companies and transactions and the earnings multiple applied to each respective reporting unit’s projected earnings. Finally, significant management judgment was applied in determining the weight assigned to the outcomes of the market approach and the income approach, which resulted in one single estimate of the fair value of the equity of the reporting unit.

The following summarizes certain key assumptions utilized in our quantitative analysis:

			Key assumptions
					Weight assigned to the outcome of:
Segment	Reporting unit	Goodwill as of December 31, 2017 (in thousands)	Discount rate used in the income approach	Multiple applied to revenue/EPS in the market approach	Income approach	Market approach
Private Client Group	RJ Ltd. Private Client Group	$24,285	14.3%	1.2x/13.8x	75%	25%
Capital Markets	RJ Ltd. Capital Markets	$20,293	15.3%	0.9x/14.2x	75%	25%

Based upon the outcome of our quantitative assessments, we concluded that none of the goodwill associated with our two RJ Ltd. reporting units was impaired. However, the assumptions and estimates utilized in determining the fair value of reporting unit equity, including future cash flow projections, are sensitive to changes including, but not limited to, overall market conditions, adverse business trends and changes in regulations. Should we fail to perform as we have projected, the fair value of our reporting unit, and as a result our goodwill, could be impaired.

No events have occurred since our quantitative assessments during the quarter ended March 31, 2018 that would cause us to update this impairment testing.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Identifiable intangible assets, net

The following table sets forth our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the periods indicated:

$ in thousands	Private Client Group	Capital Markets	Asset Management	Total
Three months ended March 31, 2018
Net identifiable intangible assets as of beginning of period	$45,521	$22,308	$103,735	$171,564
Additions	—	—	—	—
Amortization expense	(1,496)	(769)	(1,268)	(3,533)
Foreign currency translation	(31)	—	(124)	(155)
Net identifiable intangible assets as of end of period	$43,994	$21,539	$102,343	$167,876

Six months ended March 31, 2018
Net identifiable intangible assets as of beginning of period	$47,026	$23,077	$12,357	$82,460
Additions	—	—	92,290	92,290
Amortization expense	(2,992)	(1,538)	(2,139)	(6,669)
Foreign currency translation	(40)	—	(165)	(205)
Net identifiable intangible assets as of end of period	$43,994	$21,539	$102,343	$167,876

Three months ended March 31, 2017
Net identifiable intangible assets as of beginning of period	$51,371	$26,334	$13,471	$91,176
Additions	—	—	—	—
Amortization expense	(1,494)	(1,562)	(500)	(3,556)
Foreign currency translation	24	5	53	82
Net identifiable intangible assets as of end of period	$49,901	$24,777	$13,024	$87,702

Six months ended March 31, 2017
Net identifiable intangible assets as of beginning of period	$52,936	$27,937	$14,101	$94,974
Additions	—	—	—	—
Amortization expense	(3,014)	(3,127)	(998)	(7,139)
Foreign currency translation	(21)	(33)	(79)	(133)
Net identifiable intangible assets as of end of period	$49,901	$24,777	$13,024	$87,702

The addition of intangible assets during the six months ended March 31, 2018 was attributable to the Scout Group acquisition.

The following table summarizes our acquired intangible asset balances by asset class:

	Weighted average useful life (in years)	Amount acquired (in thousands)
Customer relationships	13	$34,900
Trade name	20	3,590
Developed technology	10	1,800
Intangible assets subtotal	13	$40,290
Non-amortizing customer relationships	Indefinite	52,000
Total intangible assets acquired		$92,290

GAAP does not provide for the amortization of indefinite-lived intangible assets. Rather, these assets are subject to an evaluation of potential impairment on an annual basis to determine whether the estimated fair value is in excess of its carrying value, or more often if events or circumstances indicate there may be impairment. In the course of our evaluation of the potential impairment of such indefinite-lived asset, we may perform either a qualitative or a quantitative assessment.  If after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value is greater than its carrying amount, then performing a quantitative analysis is not required.  However, if we conclude otherwise, we then perform a quantitative impairment analysis.  We have elected January 1 as our annual impairment evaluation date, evaluating balances as of December 31. Based upon the outcome of our qualitative assessment during the three months ended March 31, 2018, we determined that no quantitative analysis of the fair value of our indefinite-lived intangible assets was required, and we concluded that there was no impairment. No events have occurred since our assessment that would cause us to update this impairment testing.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes our identifiable intangible assets by type:

	March 31, 2018		September 30, 2017
$ in thousands	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Customer relationships	$133,495	$(34,783)	$99,749	$(31,098)
Non-amortizing customer relationships	52,000	—	—	—
Trade name	11,759	(2,772)	8,366	(2,076)
Developed technology	3,430	(935)	1,630	(706)
Intellectual property	525	(153)	542	(131)
Non-compete agreements	2,902	(1,576)	3,336	(1,551)
Seller relationship agreements	5,300	(1,316)	5,300	(901)
Total	$209,411	$(41,535)	$118,923	$(36,463)

NOTE 11 – BANK DEPOSITS

Bank deposits include savings and money market accounts, certificates of deposit of RJ Bank, Negotiable Order of Withdrawal (“NOW”) accounts and demand deposits. The following table presents a summary of bank deposits including the weighted-average rate, the calculation of which was based on the actual deposit balances at each respective period.

	March 31, 2018		September 30, 2017
$ in thousands	Balance	Weighted-average rate	Balance	Weighted-average rate
Savings and money market accounts	$18,332,858	0.36%	$17,391,091	0.14%
Certificates of deposit	363,888	1.72%	314,685	1.60%
NOW accounts	6,055	0.01%	5,197	0.01%
Demand deposits (non-interest-bearing)	9,102	—	21,389	—
Total bank deposits	$18,711,903	0.39%	$17,732,362	0.17%

Total bank deposits in the table above exclude affiliate deposits of $235 million at March 31, 2018 and $243 million at September 30, 2017. These affiliate deposits include $193 million at March 31, 2018 and $192 million at September 30, 2017, held in a deposit account at RJ Bank on behalf of RJF.

Savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”) to RJ Bank. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”). The aggregate amount of time deposit account balances that exceeded the FDIC insurance limit at March 31, 2018 was $25 million.

The following table sets forth the scheduled maturities of certificates of deposit:

	March 31, 2018		September 30, 2017
$ in thousands	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
Three months or less	$12,128	$6,807	$8,704	$4,132
Over three through six months	36,168	14,173	4,692	3,894
Over six through twelve months	23,019	13,242	34,005	11,865
Over one through two years	45,344	25,968	38,713	20,019
Over two through three years	42,354	25,218	48,082	27,847
Over three through four years	17,440	12,103	21,819	12,761
Over four through five years	60,672	29,252	50,805	27,347
Total	$237,125	$126,763	$206,820	$107,865

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized as follows:

	Three months ended March 31,		Six months ended March 31,
$ in thousands	2018	2017	2018	2017
Savings, money market, and NOW accounts	$10,835	$2,398	$17,072	$4,046
Certificates of deposit	$1,352	$999	$2,624	$2,134
Total interest expense on deposits	$12,187	$3,397	$19,696	$6,180

NOTE 12 – OTHER BORROWINGS

The following table details the components of other borrowings:

$ in thousands	March 31, 2018	September 30, 2017
FHLB advances	$875,000	$875,000
Secured lines of credit	—	260,000
Unsecured lines of credit	—	350,000
Mortgage notes payable and other	26,588	29,012
Total other borrowings	$901,588	$1,514,012

Borrowings from the FHLB were comprised of both floating and fixed-rate advances. As of March 31, 2018 and September 30, 2017 the floating-rate advances, which mature in June 2019 and have interest rates which reset quarterly, totaled $850 million. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting the balances subject to variable interest rates to a fixed interest rate. Refer to Note 6 for information regarding these interest rate swaps, which are accounted for as hedging instruments. The fixed-rate advance as of both March 31, 2018 and September 30, 2017, in the amount of $25 million, matures in October 2020 and bears interest at a fixed rate of 3.4%. All of the advances were secured by a blanket lien granted to the FHLB on our residential mortgage loan portfolio. The weighted average interest rates on these advances as of March 31, 2018 and September 30, 2017 were 2.34% and 1.41%, respectively.

Any borrowings on secured lines of credit were day-to-day and were generally utilized to finance certain fixed income securities. In addition, we have other collateralized financings included in “Securities sold under agreements to repurchase” on our Condensed Consolidated Statements of Financial Condition. See Note 7 for information regarding our collateralized financing arrangements.

RJF is a party to a revolving credit facility agreement (the “RJF Credit Facility”) with a maturity date of May 2022 in which the lenders are a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $300 million at variable rates of interest. There were no borrowings outstanding on the RJF Credit Facility as of either March 31, 2018 or September 30, 2017. There is a variable rate commitment fee associated with the RJF Credit Facility, which varies depending upon RJF’s credit rating. Based upon RJF’s credit rating as of March 31, 2018 the variable rate commitment fee, which would apply to any difference between the daily borrowed amount and the committed amount, was 0.20% per annum.

The interest rates for all of our U.S. and Canadian secured and unsecured financing facilities are variable and are based on the Fed Funds rate, London Inter-bank Offered Rate (“LIBOR”), a lenders prime rate, or the Canadian prime rate, as applicable.

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

The Tax Act

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

In response to the enactment of the Tax Act, the SEC issued guidance, subsequently adopted by the FASB, which summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Act. Further to (2) above, a registrant should record provisional amounts during a “measurement period” when the registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in tax law. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, not to exceed twelve months from the enactment date of the Tax Act. In accordance with the SEC guidance, our net income for the six months ended March 31, 2018 included an estimate of the discrete impact of the Tax Act of $117 million, primarily due to the remeasurement of U.S. deferred tax assets at the lower enacted corporate tax rate and, to a lesser extent, the transition tax on deemed repatriated earnings of foreign subsidiaries. This estimate incorporates assumptions made based on our current interpretation of the Tax Act and may change, possibly materially, as we complete our analysis and receive additional clarification and implementation guidance.

Reduction of U.S. federal corporate tax rate

We applied the SEC’s guidance in estimating the remeasurement of U.S. deferred tax assets at the lower enacted corporate tax rate, resulting in an estimated impact of $105 million. This calculation includes projections related to the timing of realization of deferred tax assets during the remainder of fiscal year 2018 and beyond. We will update our calculation throughout the year as more information becomes available. These estimates may change, possibly materially, as we obtain further information regarding the timing of realization of deferred tax assets.

Transition tax

We also applied the SEC’s guidance in estimating the transition tax, which we anticipate will be approximately $12 million, including the state tax liability associated with the deemed repatriation of foreign earnings. Our tax liability calculations include projected amounts of unremitted earnings for our foreign subsidiaries for the remainder of the fiscal year. We will update our calculations throughout the year as more information on our foreign subsidiaries’ earning and profits becomes available. These estimates incorporate assumptions made based on our current interpretation of the Tax Act and may change, possibly materially, as we complete our analysis and receive additional clarification and implementation guidance.

Executive compensation limitation

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Indefinite reinvestment assertion

We are in the process of assessing the impact of the Tax Act on our current policy and related assertion of indefinitely reinvesting foreign earnings, as well as any such impact on our consolidated financial statements.  Accordingly, no adjustments were included in our Condensed Consolidated Financial Statements for the three and six months ended March 31, 2018 with respect to our indefinite reinvestment assertion.

Stranded tax effects in AOCI

During the quarter ended March 31, 2018, we adopted new accounting guidance that allows for a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act. The reclassification is the remeasurement difference of U.S. deferred tax assets at the historical federal statutory tax rate of 35% and the new federal statutory tax rate of 21%. The amount reclassified from AOCI to retained earnings was insignificant for the three and six months ended March 31, 2018. See Notes 2 and 15 of this Form 10-Q for more information.

Effective tax rate

Our effective income tax rate was 26.7% for the three months ended March 31, 2018. Our effective income tax rate for the six months ended March 31, 2018 was 43.7% and included the estimated discrete impact of the Tax Act of $117 million, partially offset by a lower blended federal corporate statutory tax rate of 24.5%. The discrete impact of the Tax Act, including the ongoing remeasurement of deferred tax assets, increased our effective tax rate by 18.2 percentage points. The effective tax rate for fiscal year 2017 was 31.2%.

Uncertain tax positions

We anticipate that the uncertain tax position liability balance will not change significantly over the next twelve months.

NOTE 14 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Loan and underwriting commitments

In the normal course of business we enter into commitments for fixed income and equity underwritings. As of March 31, 2018, we had no open underwriting commitments.

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting, transitional cost assistance, and retention purposes (see Note 2 of our 2017 Form 10-K for a discussion of our accounting policies governing these transactions). These commitments are contingent upon the occurrence of certain events, including, but not limited to, the individual joining us.  As of March 31, 2018, we had made commitments through the extension of formal offers totaling approximately $152 million that had not yet been funded; however, it is possible that not all of our offers will be accepted and therefore, we would not fund the total amount of the offers extended. As of March 31, 2018, $82 million of the total amount extended consisted of unfunded commitments to prospective financial advisors that had accepted our offers, or recently hired producers.

As of March 31, 2018, we had not settled purchases of $148 million of syndicated loans.  These loan purchases are expected to be settled within 90 days.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding:

$ in thousands	March 31, 2018	September 30, 2017
Open-end consumer lines of credit (primarily SBL)	$6,237,448	$5,323,003
Commercial lines of credit	$1,662,707	$1,673,272
Unfunded loan commitments	$535,241	$386,950
Standby letters of credit	$39,137	$39,670

Because many of our lending commitments expire without being funded in whole or part, the contract amounts are not estimates of our actual future credit exposure or future liquidity requirements. We maintain a reserve to provide for potential losses related to the unfunded lending commitments. See Note 8 for further discussion of this reserve for unfunded lending commitments.

Investment commitments

A subsidiary of RJ Bank has committed $80 million as an investor member in a LIHTC fund in which a subsidiary of RJTCF is the managing member (see Note 2 of our 2017 Form 10-K for information regarding the accounting policies governing these investments). As of March 31, 2018, the RJ Bank subsidiary had invested $62 million of the committed amount.

We have unfunded commitments to various private equity investments, which aggregated to $35 million as of March 31, 2018. Of the total, we had unfunded commitments of $18 million to internally-sponsored private equity investments in which we control the general partner.

Acquisition-related commitments and contingencies

We have potential contingent payments related to our acquisitions of The Producer’s Choice LLC and Mummert & Company Corporate Finance GmbH. The estimated fair values of such contingent payments were included in our Condensed Consolidated Statements of Financial Condition as of March 31, 2018.

Other commitments

RJF has committed an amount of up to $225 million, subject to certain limitations and to annual re-approval by the RJF Board of Directors, to either lend to, or guarantee obligations of RJTCF in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities. At March 31, 2018, RJTCF had $92 million outstanding against this commitment. RJTCF may borrow from RJF in order to make investments in, or fund loans or advances to, either partnerships that purchase and develop properties qualifying for tax credits (“project partnerships”) or LIHTC funds. Investments in project partnerships are sold to various LIHTC funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to project partnerships and LIHTC funds.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase GNMA or FNMA MBS (see the discussion of these activities within Note 2 of our 2017 Form 10-K).  At March 31, 2018, we had $387 million principal amount of outstanding forward MBS purchase commitments which were expected to be purchased over the following 90 days.  In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and the date of sale of the MBS, we enter into to be announced (“TBA”) security contracts with investors for generic MBS at specific rates and prices to be delivered on settlement dates in the future.  These TBA securities and related purchased commitments are accounted for at fair value. As of March 31, 2018, the fair value of the TBA securities and the estimated fair value of the purchase commitments were insignificant.

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

RJTCF issues certain guarantees to various third parties related to project partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations, which aggregated to $2 million as of March 31, 2018.

RJTCF has provided a guaranteed return on investment to a third-party investor in the Guaranteed LIHTC Fund and RJF has guaranteed RJTCF’s performance under the arrangement.  Under the terms of the performance guarantee, should the underlying LIHTC project partnerships held by the Guaranteed LIHTC Fund fail to deliver a certain amount of tax credits and other tax benefits to this investor over the next five years, RJTCF is obligated to pay the investor an amount that results in the investor achieving a minimum specified return on their investment.  A $16 million financing asset was included in “Other assets,” and a related $16 million liability was included in “Other payables” on our Condensed Consolidated Statements of Financial Condition as of March 31, 2018 related to this obligation. The maximum exposure to loss under this guarantee was $17 million at March 31, 2018, which represented the undiscounted future payments due the investor.

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

With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss (and excluding amounts subject to the below-described indemnification from Regions Financial Corporation (“Regions”)), as of March 31, 2018, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $75 million in excess of the aggregate reserves for such matters.  Refer to Note 2 of our 2017 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

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

The Morgan Keegan matter described below is subject to such indemnification provisions. As of March 31, 2018, management estimated the range of potential liability of all Morgan Keegan matters subject to indemnification, including the cost of defense, to be from $12 million to $53 million. Any loss arising from such matters, after application of any contractual thresholds and other reductions, as set forth in the agreement, will be borne by Regions. As of March 31, 2018 our Condensed Consolidated Statements of Financial Condition included an indemnification asset of $25 million which was included in “Other assets,” and a liability for potential losses of $25 million which was included within “Other payables,” pertaining to the Morgan Keegan matters subject to indemnification. The amount included within “Other payables” is the amount within the range of potential liability related to such matters which management estimated was more likely than any other amount within such range.

Morgan Keegan matter (subject to indemnification)

In July 2006, Morgan Keegan & Company, Inc., a Morgan Keegan affiliate, and one of its former analysts were named as defendants in a lawsuit filed by Fairfax Financial Holdings Limited and an affiliate in the Superior Court of New Jersey, Law Division, in Morris County, New Jersey. Plaintiffs made claims under a civil RICO statute, for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs alleged that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs in order to improperly drive down the stock price of Fairfax, so that others could profit from short positions. Plaintiffs alleged that the defendants’ actions disparaged them and harmed their business relationships. Plaintiffs alleged various categories of damages, including lost insurance business, losses on stock and bond offerings, reputational loss, increased audit fees and directors’ and officers’ insurance premiums, and lost acquisitions. They requested actual and punitive damages and treble damages under their RICO claims. On May 11, 2012, the trial court dismissed the plaintiffs’ RICO claims. On June 27, 2012, the trial court dismissed plaintiffs’ tortious interference with prospective relations claim, but allowed the other claims to go forward. Prior to commencement of a jury trial, the court dismissed the remaining claims with prejudice, and the plaintiffs appealed. On April 27, 2017, the Superior Court of New Jersey, Appellate Division, affirmed the trial court’s dismissal of certain claims against Morgan Keegan, including RICO allegations, while remanding to the trial court the claims of disparagement, tortious interference with prospective business relations, and civil conspiracy, and limiting the actual damages to certain lost insurance business. Plaintiffs petitioned the Supreme Court of New Jersey for review of the Appellate Division’s opinion, but on October 17, 2017, the Supreme Court of New Jersey denied the petition. Trial of the matter is currently set to begin in June 2018.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

During the current period, we adopted new accounting guidance to allow a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act. See Notes 2 and 13 for additional information. Our policy is to release tax effects remaining in AOCI on an individual security basis.

Other comprehensive income/(loss)

The activity in other comprehensive income/(loss), net of the respective tax effect, was as follows:

	Three months ended March 31,		Six months ended March 31,
$ in thousands	2018	2017	2018	2017
Net change in unrealized gain/(loss) on available-for-sale securities and non-credit portion of other-than-temporary impairment losses	$(16,627)	$1,952	$(28,580)	$(2,194)
Net change in unrealized gain/(loss) on currency translations, net of the impact of net investment hedges	(2,035)	2,223	(2,222)	3,224
Net change in unrealized gain on cash flow hedges	16,593	1,531	23,478	27,269
Net other comprehensive income/(loss)	$(2,069)	$5,706	$(7,324)	$28,299

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accumulated other comprehensive income/(loss)

All of the components of other comprehensive income/(loss) described below, net of tax, are attributable to RJF. The following table presents the changes, and the related tax effects, of each component of accumulated other comprehensive income/(loss):

$ in thousands	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended March 31, 2018
Accumulated other comprehensive income/(loss) as of the beginning of the period	$65,774	$(85,437)	$(19,663)	$(14,425)	$13,634	$(20,454)
Other comprehensive income/(loss) before reclassifications and taxes	25,840	(20,999)	4,841	(24,136)	22,600	3,305
Amounts reclassified from accumulated other comprehensive income, before tax	—	—	—	—	606	606
Pre-tax net other comprehensive income/(loss)	25,840	(20,999)	4,841	(24,136)	23,206	3,911
Income tax effect	(6,929)	—	(6,929)	9,441	(8,850)	(6,338)
Reclassification of tax effects related to the Tax Act	53	—	53	(1,932)	2,237	358
Net other comprehensive income/(loss) for the period, net of tax	18,964	(20,999)	(2,035)	(16,627)	16,593	(2,069)
Accumulated other comprehensive income/(loss) as of end of period	$84,738	$(106,436)	$(21,698)	$(31,052)	$30,227	$(22,523)
Six months ended March 31, 2018
Accumulated other comprehensive income/(loss) as of the beginning of the period	$60,201	$(79,677)	$(19,476)	$(2,472)	$6,749	$(15,199)
Other comprehensive income/(loss) before reclassifications and taxes	33,447	(26,759)	6,688	(39,685)	29,374	(3,623)
Amounts reclassified from accumulated other comprehensive income/(loss), before tax	—	—	—	—	2,015	2,015
Pre-tax net other comprehensive income/(loss)	33,447	(26,759)	6,688	(39,685)	31,389	(1,608)
Income tax effect	(8,963)	—	(8,963)	13,037	(10,148)	(6,074)
Reclassification of tax effects related to the Tax Act	53	—	53	(1,932)	2,237	358
Net other comprehensive income/(loss) for the period, net of tax	24,537	(26,759)	(2,222)	(28,580)	23,478	(7,324)
Accumulated other comprehensive income/(loss) as of end of period	$84,738	$(106,436)	$(21,698)	$(31,052)	$30,227	$(22,523)
Three months ended March 31, 2017
Accumulated other comprehensive income/(loss) as of the beginning of the period	$97,808	$(131,901)	$(34,093)	$(8,302)	$9,255	$(33,140)
Other comprehensive income/(loss) before reclassifications and taxes	(7,253)	7,151	(102)	3,055	970	3,923
Amounts reclassified from accumulated other comprehensive income/(loss), before tax	—	—	—	94	1,498	1,592
Pre-tax net other comprehensive income/(loss)	(7,253)	7,151	(102)	3,149	2,468	5,515
Income tax effect	2,714	(389)	2,325	(1,197)	(937)	191
Net other comprehensive income/(loss) for the period, net of tax	(4,539)	6,762	2,223	1,952	1,531	5,706
Accumulated other comprehensive income/(loss) as of end of period	$93,269	$(125,139)	$(31,870)	$(6,350)	$10,786	$(27,434)
Six months ended March 31, 2017
Accumulated other comprehensive income/(loss) as of the beginning of the period	$86,482	$(121,576)	$(35,094)	$(4,156)	$(16,483)	$(55,733)
Other comprehensive income/(loss) before reclassifications and taxes	10,845	(10,605)	240	(3,803)	40,911	37,348
Amounts reclassified from accumulated other comprehensive income/(loss), before tax	—	6,537	6,537	82	3,070	9,689
Pre-tax net other comprehensive income/(loss)	10,845	(4,068)	6,777	(3,721)	43,981	47,037
Income tax effect	(4,058)	505	(3,553)	1,527	(16,712)	(18,738)
Net other comprehensive income/(loss) for the period, net of tax	6,787	(3,563)	3,224	(2,194)	27,269	28,299
Accumulated other comprehensive income/(loss) as of end of period	$93,269	$(125,139)	$(31,870)	$(6,350)	$10,786	$(27,434)

Our net investment hedges and cash flow hedges relate to our derivatives associated with RJ Bank’s business operations (see Note 6 for additional information on these derivatives).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Reclassifications out of accumulated other comprehensive income/(loss)

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive income/(loss), and the related tax effects:

Accumulated other comprehensive income/(loss) components: $ in thousands	Increase/(decrease) in amounts reclassified from accumulated other comprehensive income/(loss)	Affected line items in income statement
Three months ended March 31, 2018
RJ Bank cash flow hedges	$606	Interest expense
Total before tax	606
Income tax effect	(173)	Provision for income taxes
Total reclassifications for the period	$433	Net of tax
Six months ended March 31, 2018
RJ Bank cash flow hedges	$2,015	Interest expense
Total before tax	2,015
Income tax effect	(575)	Provision for income taxes
Total reclassifications for the period	$1,440	Net of tax
Three months ended March 31, 2017
RJ Bank available-for-sale securities	$94	Other revenue
RJ Bank cash flow hedges	1,498	Interest expense
Total before tax	1,592
Income tax effect	(605)	Provision for income taxes
Total reclassifications for the period	$987	Net of tax
Six months ended March 31, 2017
RJ Bank available-for-sale securities	$82	Other revenue
RJ Bank cash flow hedges	3,070	Interest expense
Currency translations	6,537	Other expense
Total before tax	9,689
Income tax effect	(3,681)	Provision for income taxes
Total reclassifications for the period	$6,008	Net of tax

During the six months ended March 31, 2017, we sold our interests in a number of Latin American joint ventures which had operations in Uruguay and Argentina. As a component of our computation of the gain or loss resulting from such sales, we recognized the sold entities’ cumulative currency translation balances which, prior to such reclassification, had been a component of the accumulated other comprehensive loss.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense were as follows:

	Three months ended March 31,		Six months ended March 31,
$ in thousands	2018	2017	2018	2017
Interest income:
Margin loans	$24,886	$20,312	$48,981	$40,293
Assets segregated pursuant to regulations and other segregated assets	13,942	8,988	26,064	16,158
Bank loans, net of unearned income	172,524	137,786	332,544	273,311
Available-for-sale securities	12,492	5,675	23,207	9,075
Trading instruments	5,333	5,391	10,471	10,397
Securities loaned	3,391	3,914	6,449	6,646
Loans to financial advisors	3,460	3,269	6,962	6,577
Corporate cash and all other	12,818	7,209	25,897	12,869
Total interest income	$248,846	$192,544	$480,575	$375,326
Interest expense:
Brokerage client payables	$3,224	$852	$5,753	$1,528
Bank deposits	12,187	3,397	19,696	6,180
Trading instruments sold but not yet purchased	1,620	1,460	3,326	2,788
Securities borrowed	1,693	1,944	3,172	3,172
Other borrowings	5,422	3,908	11,287	7,627
Senior notes payable	18,180	23,665	36,360	48,364
Other	2,276	1,451	4,439	2,984
Total interest expense	44,602	36,677	84,033	72,643
Net interest income	204,244	155,867	396,542	302,683
Bank loan loss provision	(7,549)	(7,928)	(8,565)	(6,888)
Net interest income after bank loan loss provision	$196,695	$147,939	$387,977	$295,795

Interest expense related to bank deposits in the above table for the three and six months ended March 31, 2018 and 2017 excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.

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

Stock options

Expense and income tax benefits related to our stock option awards granted to employees and independent contractor financial advisors is presented below:

	Three months ended March 31,		Six months ended March 31,
$ in thousands	2018	2017	2018	2017
Total share-based expense	$2,036	$3,196	$5,148	$7,372
Income tax benefit related to share-based expense	157	426	464	971

For the six months ended March 31, 2018, we realized $1 million of excess tax benefits related to our stock option awards which favorably impacted income tax expense in our Condensed Consolidated Statements of Income and Comprehensive Income.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three and six months ended March 31, 2018, we granted no stock options to employees and the stock option awards granted to independent contractor financial advisors were not material.

The following table presents pre-tax compensation costs not yet recognized for stock option awards granted to employees and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of March 31, 2018:

	Pre-tax compensation costs not yet recognized	Remaining weighted-average amortization period
	(in thousands)	(in years)
Employees	$10,854	2.2
Independent contractor financial advisors	4,077	3.4

Restricted stock and RSU awards

The following table presents expense and income tax benefits related to our restricted equity awards granted to employees and members of our Board of Directors for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
$ in thousands	2018	2017	2018	2017
Total share-based expense	$20,490	$18,415	$50,967	$46,100
Income tax benefit related to share-based expense	5,432	5,640	13,522	15,689

Total share-based expense during the six months ended March 31, 2017 included $5 million, which was included as a component of “Acquisition-related expenses” on our Condensed Consolidated Statements of Income and Comprehensive Income.

For the six months ended March 31, 2018, we realized $9 million of excess tax benefits related to our restricted equity awards which favorably impacted income tax expense in our Condensed Consolidated Statements of Income and Comprehensive Income.

During the three and six months ended March 31, 2018, we granted 71,000 and 1,160,000 RSUs, respectively, to employees and outside members of our Board of Directors with a weighted-average grant-date fair value of $90.58 and $86.75, respectively.

As of March 31, 2018, there was $169 million of total pre-tax compensation costs not yet recognized, net of estimated forfeitures, related to restricted equity awards granted to employees and members of our Board of Directors. These costs are expected to be recognized over a weighted-average period of 3.2 years.

There were no outstanding RSUs related to our independent contractor financial advisors as of March 31, 2018.

RSU awards associated with Alex. Brown

As part of our acquisition of Alex. Brown, we assumed certain DBRSU awards, including the associated plan terms and conditions. Refer to Note 20 of our 2017 Form 10-K for additional information regarding these awards. The DBRSUs are accounted for as derivatives. See Note 6 for additional information regarding these derivatives.

The net impact of the DBRSUs in our Condensed Consolidated Statements of Income and Comprehensive Income, including the related income tax effects, is presented below:

	Three months ended March 31,		Six months ended March 31,
$ in thousands	2018	2017	2018	2017
Amortization of DBRSU prepaid compensation asset	$1,080	$1,238	$2,392	$2,778
Increase/(decrease) in fair value of derivative liability	(7,278)	(1,477)	(4,665)	7,852
Net expense/(gain) before tax	$(6,198)	$(239)	$(2,273)	$10,630
Income tax benefit	$(2,142)	$1,028	$(1,038)	$3,948

The table above includes the impact of DBRSUs forfeited during the periods indicated.

As of March 31, 2018, there was a $7 million prepaid compensation asset included in “Other assets” in our Condensed Consolidated Statements of Financial Condition related to these DBRSUs. This asset is expected to be amortized over a weighted-average period

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

of 1.6 years. As of March 31, 2018, there was a $19 million derivative liability included in “Accrued compensation, commissions and benefits” in our Condensed Consolidated Statements of Financial Condition based on the March 31, 2018 share price of DB shares of $13.98.
We held shares of DB as of March 31, 2018 as an economic hedge against this obligation. Such shares are included in “Other investments” on our Condensed Consolidated Statements of Financial Condition. The gains/losses on this hedge are included as a component of “Compensation, commissions and benefits expense” and offset a portion of the gains/losses on the DBRSUs.

NOTE 18 – REGULATORY CAPITAL REQUIREMENTS

RJF, as a bank holding company and financial holding company, RJ Bank, and our broker-dealer subsidiaries are subject to capital requirements by various regulatory authorities. Capital levels of each entity are monitored to ensure compliance with our various regulatory capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial results.

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

RJF and RJ Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined in Basel III, Common equity Tier 1 capital (“CET1”) to risk-weighted assets. RJF and RJ Bank each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies.  The minimum CET1, Tier 1 Capital, and Total Capital ratios of RJF and RJ Bank are supplemented by an incremental capital conservation buffer, consisting entirely of capital that qualifies as CET1, that began phasing in on January 1, 2016 in increments of 0.625% per year until it reaches 2.5% of risk weighted assets on January 1, 2019. Failure to maintain the capital conservation buffer could limit our ability to take certain capital actions, including dividends and common equity repurchases, and to make discretionary bonus payments.  As of March 31, 2018, both RJF’s and RJ Bank’s capital levels exceeded the fully-phased in capital conservation buffer requirement, and are each categorized as “well capitalized.”

For further discussion of regulatory capital requirements applicable to certain of our businesses and subsidiaries, see Note 21 of our 2017 Form 10-K.

To meet requirements for capital adequacy purposes or to be categorized as “well capitalized,” RJF must maintain minimum CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
$ in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of March 31, 2018:
CET1	$5,273,020	23.3%	$1,018,681	4.5%	$1,471,428	6.5%
Tier 1 capital	$5,273,020	23.3%	$1,358,241	6.0%	$1,810,988	8.0%
Total capital	$5,489,436	24.3%	$1,810,988	8.0%	$2,263,735	10.0%
Tier 1 leverage	$5,273,020	15.0%	$1,408,251	4.0%	$1,760,314	5.0%

RJF as of September 30, 2017:
CET1	$5,081,335	23.0%	$994,950	4.5%	$1,437,150	6.5%
Tier 1 capital	$5,081,335	23.0%	$1,326,600	6.0%	$1,768,800	8.0%
Total capital	$5,293,331	23.9%	$1,768,800	8.0%	$2,211,000	10.0%
Tier 1 leverage	$5,081,335	15.0%	$1,359,168	4.0%	$1,698,960	5.0%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The increase in RJF’s Tier 1 capital and Total capital ratios at March 31, 2018 compared to September 30, 2017 was primarily the result of positive earnings during the six months ended March 31, 2018, offset by an increase in goodwill and identifiable intangible assets related to the Scout Group acquisition and the growth of the corporate loan portfolio at RJ Bank.

To meet the requirements for capital adequacy or to be categorized as “well capitalized,” RJ Bank must maintain CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
$ in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJ Bank as of March 31, 2018:
CET1	$1,916,577	12.5%	$690,000	4.5%	$996,667	6.5%
Tier 1 capital	$1,916,577	12.5%	$920,000	6.0%	$1,226,667	8.0%
Total capital	$2,108,406	13.8%	$1,226,667	8.0%	$1,533,333	10.0%
Tier 1 leverage	$1,916,577	8.8%	$875,217	4.0%	$1,094,022	5.0%

RJ Bank as of September 30, 2017:
CET1	$1,821,306	12.5%	$654,901	4.5%	$945,968	6.5%
Tier 1 capital	$1,821,306	12.5%	$873,201	6.0%	$1,164,268	8.0%
Total capital	$2,003,461	13.8%	$1,164,268	8.0%	$1,455,335	10.0%
Tier 1 leverage	$1,821,306	8.9%	$816,304	4.0%	$1,020,379	5.0%

RJ Bank’s Tier 1 and Total capital ratios at March 31, 2018 were flat compared to September 30, 2017 as the growth in earnings at RJ Bank was offset by the growth of the corporate loan portfolio.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934.

The following table presents the net capital position of RJ&A:

	As of
$ in thousands	March 31, 2018	September 30, 2017
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	26.79%	21.37%
Net capital	$769,672	$589,420
Less: required net capital	(57,459)	(55,164)
Excess net capital	$712,213	$534,256

The following table presents the net capital position of Raymond James Financial Services, Inc. (“RJFS”):

	As of
$ in thousands	March 31, 2018	September 30, 2017
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$38,796	$34,488
Less: required net capital	(250)	(250)
Excess net capital	$38,546	$34,238

The following table presents the risk adjusted capital of RJ Ltd. (in Canadian dollars):

	As of
$ in thousands	March 31, 2018	September 30, 2017
Raymond James Ltd.:
Risk adjusted capital before minimum	$85,059	$108,985
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$84,809	$108,735

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

At March 31, 2018, all of our other active regulated domestic and international subsidiaries were in compliance with and met all applicable capital requirements.

NOTE 19 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share:

	Three months ended March 31,		Six months ended March 31,
in thousands, except per share amounts	2018	2017	2018	2017
Income for basic earnings per common share:
Net income attributable to RJF	$242,847	$112,755	$361,689	$259,322
Less allocation of earnings and dividends to participating securities	(440)	(262)	(614)	(576)
Net income attributable to RJF common shareholders	$242,407	$112,493	$361,075	$258,746
Income for diluted earnings per common share:
Net income attributable to RJF	$242,847	$112,755	$361,689	$259,322
Less allocation of earnings and dividends to participating securities	(431)	(258)	(602)	(566)
Net income attributable to RJF common shareholders	$242,416	$112,497	$361,087	$258,756
Common shares:
Average common shares in basic computation	145,385	143,367	144,920	142,732
Dilutive effect of outstanding stock options and certain RSUs	3,652	3,412	3,610	3,387
Average common shares used in diluted computation	149,037	146,779	148,530	146,119
Earnings per common share:
Basic	$1.67	$0.78	$2.49	$1.81
Diluted	$1.63	$0.77	$2.43	$1.77
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	303	408	1,159	1,652

The allocation of earnings and dividends to participating securities in the table above represent dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities. Participating securities represent unvested restricted stock and certain RSUs and amounted to weighted-average shares of 268 thousand and 342 thousand for the three months ended March 31, 2018 and 2017, respectively. Participating securities for the six months ended March 31, 2018 and 2017 amounted to weighted-average shares of 253 thousand and 326 thousand, respectively.  Dividends paid to participating securities were insignificant for the three and six months ended March 31, 2018 and 2017.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid were as follows:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Dividends per common share - declared	$0.25	$0.22	$0.50	$0.44
Dividends per common share - paid	$0.25	$0.22	$0.47	$0.42

NOTE 20 – SEGMENT INFORMATION

We currently operate through the following five business segments: Private Client Group (“PCG”); Capital Markets; Asset Management; RJ Bank; and Other.

The business segments are determined based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. For a further discussion of our business segments, see Note 24 of our 2017 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information concerning operations in these segments of business:

	Three months ended March 31,		Six months ended March 31,
$ in thousands	2018	2017	2018	2017
Revenues:
Private Client Group	$1,277,903	$1,088,561	$2,515,943	$2,131,877
Capital Markets	236,615	260,480	459,149	497,462
Asset Management	163,196	116,520	313,807	230,616
RJ Bank	196,430	148,697	374,571	293,214
Other	20,679	16,009	37,062	31,468
Intersegment eliminations	(37,589)	(29,953)	(77,706)	(55,555)
Total revenues	$1,857,234	$1,600,314	$3,622,826	$3,129,082
Income/(loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$157,586	$29,372	$312,649	$102,730
Capital Markets	16,203	41,251	21,010	62,695
Asset Management	55,866	37,797	113,265	79,706
RJ Bank	118,086	91,911	232,241	196,032
Other	(16,370)	(34,818)	(36,551)	(69,271)
Pre-tax income excluding noncontrolling interests	331,371	165,513	642,614	371,892
Net income/(loss) attributable to noncontrolling interests	(282)	(4,210)	159	(3,074)
Income including noncontrolling interests and before provision for income taxes	$331,089	$161,303	$642,773	$368,818
No individual client accounted for more than ten percent of total revenues in any of the periods presented.

	Three months ended March 31,		Six months ended March 31,
$ in thousands	2018	2017	2018	2017
Net interest income/(expense):
Private Client Group	$40,431	$33,671	$78,918	$64,058
Capital Markets	1,586	2,166	3,042	4,674
Asset Management	411	72	741	135
RJ Bank	172,123	138,511	335,162	272,783
Other	(10,307)	(18,553)	(21,321)	(38,967)
Net interest income	$204,244	$155,867	$396,542	$302,683

The following table presents our total assets on a segment basis:

$ in thousands	March 31, 2018	September 30, 2017
Total assets:
Private Client Group	$9,754,969	$9,967,320
Capital Markets	2,637,822	2,396,033
Asset Management	358,203	151,111
RJ Bank	21,699,132	20,611,898
Other	1,580,745	1,757,094
Total	$36,030,871	$34,883,456

Total assets in the PCG segment included $276 million and $277 million of goodwill as of March 31, 2018 and September 30, 2017, respectively. Total assets in the Capital Markets segment included $134 million of goodwill at both March 31, 2018 and September 30, 2017. Total assets in the Asset Management segment included $69 million of goodwill as of March 31, 2018 which was entirely attributable to our fiscal year 2018 acquisition of the Scout Group.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

We have operations in the U.S., Canada and Europe. Substantially all long-lived assets are located in the U.S.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they were earned, were as follows:

	Three months ended March 31,		Six months ended March 31,
$ in thousands	2018	2017	2018	2017
Revenues:
U.S.	$1,711,177	$1,478,278	$3,344,199	$2,894,559
Canada	109,394	92,186	208,680	177,031
Europe	36,663	30,256	69,947	53,226
Other	—	(406)	—	4,266
Total	$1,857,234	$1,600,314	$3,622,826	$3,129,082

Pre-tax income/(loss) excluding noncontrolling interests:
U.S.	$316,164	$156,605	$621,453	$370,810
Canada	14,443	6,362	23,108	4,825
Europe	764	2,101	(1,947)	(587)
Other	—	445	—	(3,156)
Total	$331,371	$165,513	$642,614	$371,892

The following table presents our total assets classified by major geographic area in which they were held:

$ in thousands	March 31, 2018	September 30, 2017
Total assets:
U.S.	$33,117,577	$32,200,852
Canada	2,825,921	2,592,480
Europe	78,610	81,090
Other	8,763	9,034
Total	$36,030,871	$34,883,456

Total assets in the U.S. included $425 million and $356 million of goodwill at March 31, 2018 and September 30, 2017, respectively. Total assets in Canada included $44 million and $45 million of goodwill at March 31, 2018 and September 30, 2017, respectively. Total assets in Europe included $10 million of goodwill at both March 31, 2018 and September 30, 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of our operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and accompanying notes to condensed consolidated financial statements. Where “NM” is used in various percentage change computations, the computed percentage change has been determined to be not meaningful.

Factors affecting “forward-looking statements”

Certain statements made in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), industry or market conditions, demand for and pricing of our products, acquisitions and divestitures, anticipated results of litigation, changes in tax rules, regulatory developments, effects of accounting pronouncements and general economic conditions.  In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions.  Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements.  We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in our filings with the SEC from time to time, including our most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q, which are available at www.raymondjames.com and the SEC’s website at www.sec.gov. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events or otherwise.

Executive overview

We operate as a financial holding company and a bank holding company. Results in the businesses in which we operate are highly correlated to general economic conditions and, more specifically, to the direction of the U.S. equity and fixed income markets, market volatility, corporate and mortgage lending markets and commercial and residential credit trends.  Overall market conditions, interest rates, economic, political and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control.  These factors affect the financial decisions made by market participants which include investors, borrowers, and competitors, impacting their level of participation in the financial markets. These factors also impact the level of investment banking activity, including public offerings, as well as trading profits and asset valuations, which ultimately affect our business results.

Quarter ended March 31, 2018 compared with the quarter ended March 31, 2017

We achieved net revenues of $1.81 billion for the quarter, a $249 million, or 16%, increase. Our pre-tax income was $331 million, an increase of $166 million, or 100%, over the prior year, which included a large legal charge related to the Jay Peak matter. Our net income of $243 million reflected an increase of $130 million, or 115%, and our earnings per diluted share amounted to $1.63, a 112% increase.

Our PCG and Asset Management segments experienced significant growth in net revenues as a result of the increase in client assets in fee-based accounts compared with the prior year period. Net revenues in RJ Bank also increased significantly, reflecting an increase in average interest-earning assets and an increase in net interest margin. Net revenues in our Capital Markets segment declined, as institutional equity and fixed income commissions continued to face market-driven challenges. Total client assets under administration reached $729.5 billion at March 31, 2018, a 14% increase, primarily attributable to strong financial advisor recruiting and retention results, as well as equity market appreciation.

Non-interest expenses increased $79 million, or 6%. The increase primarily resulted from increased compensation, commissions and benefits expenses, primarily associated with the increase in net revenues, as well as increased staffing levels required to support our continued growth and regulatory and compliance requirements. Communications and information processing expenses also increased compared with the prior year period as a result of our continued investment in technology infrastructure to support our growth. Offsetting these increases was a $100 million decrease in expenses related to the Jay Peak matter, which was settled in the prior fiscal year.

Our effective tax rate was 26.7% for the current quarter, a decrease from 31.9% in the prior year quarter. The decrease was primarily attributable to the impact of a reduced federal statutory tax rate as a result of the Tax Act implemented in December 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

A summary of our financial results by segment as compared to the prior year quarter is as follows:

•
Our PCG segment generated net revenues of $1.27 billion, a 17% increase, and pre-tax income of $158 million, a 437% increase.  The increase in net revenues was primarily attributable to an increase in securities commissions and fees, driven by higher equity markets and strong financial advisor recruiting and retention results. The segment also benefited from higher short-term interest rates, resulting in an increase in account and service fees related to client cash balances in the RJBDP. Non-interest expenses increased $58 million, or 6%, primarily resulting from increases in compensation, commissions and benefits expenses and communications and information processing expenses, largely offset by a decrease in the aforementioned legal expenses.

•
The Capital Markets segment generated net revenues of $231 million, a 10% decrease over the prior year period, and pre-tax income of $16 million, a 61% decrease. The decrease in net revenues was primarily driven by lower institutional equity and fixed income commissions and equity underwriting fees, partially offset by a significant increase in merger & acquisition and advisory fee revenues. Non-interest expenses decreased $3 million, or 2%.

•
Our Asset Management segment benefited from increased client assets, generating a 40% increase in net revenues to $163 million, while pre-tax income increased 48% to $56 million. The increase in net revenues primarily reflected an increase in advisory fee revenues from managed programs, as assets in managed programs were 55% higher than the prior year, including the addition of $27 billion of assets under management in November 2017 resulting from the Scout Group acquisition. Non-discretionary asset-based administration fees also increased as a result of higher assets in such programs. Non-interest expenses increased $28 million, or 36%, resulting from an increase in compensation and benefits expenses due to the growth of the business, including the acquisition of the Scout Group, as well as an increase in sub-advisory fees due to an increase in assets under management in applicable programs.

•
RJ Bank generated a 26% increase in net revenues to $179 million, while pre-tax income increased 28% to $118 million. The increase in pre-tax income resulted primarily from an increase in net interest income, partially offset by higher affiliate deposit fees paid to PCG due to an increase in client account balances as compared to the prior year quarter. Net interest income increased due to growth in average interest-earning assets as well as an increase in net interest margin.

•
Our Other segment reflected a pre-tax loss of $16 million, which was $18 million, or 53%, less than the loss in the prior year quarter, primarily due to a loss on the extinguishment of our senior notes payable in the prior year quarter which did not recur in the current year quarter, as well as a decrease in interest expense on our senior notes payable related to a lower average balance outstanding and a decrease in the average rate on such balances.

Six months ended March 31, 2018 compared with the six months ended March 31, 2017

We achieved net revenues of $3.54 billion, a $482 million, or 16%, increase. Our pre-tax income was $643 million, an increase of $271 million, or 73%, over the prior year period, which included a large legal charge related to the Jay Peak matter. Our net income of $362 million increased $102 million, or 39%, and our earnings per diluted share were $2.43, a 37% increase.

During the six months ended March 31, 2018, earnings were negatively affected by the estimated discrete impact of the Tax Act of $117 million, primarily related to the remeasurement of U.S. deferred tax assets at a lower enacted corporate tax rate. Excluding this discrete impact and $4 million of acquisition-related expenses, adjusted net income was $482 million (1), an increase of 32% compared with adjusted net income of $365 million (1) in the prior year period, which excluded expenses related to the Jay Peak matter, acquisition-related expenses and losses on the extinguishment of certain of our senior notes. Adjusted earnings per diluted share were $3.24 (1), a 30% increase compared with adjusted earnings per diluted share of $2.49 (1) in the prior year period.

Net revenues increased significantly in the PCG, Asset Management and RJ Bank segments. PCG and Asset Management benefited from growth in client assets in fee-based accounts. RJ Bank had significant growth due to an increase in interest-earning assets and an increase in net interest margin. Net revenues in our Capital Markets segment declined compared with the prior year period, reflecting a market-driven decline in institutional equity and fixed income commissions. Total client assets under administration reached $729.5 billion at March 31, 2018, a 14% increase, primarily attributable to strong financial advisor recruiting and retention results, as well as equity market appreciation.

(1) “Adjusted net income,” and “adjusted earnings per diluted share” are each non-GAAP financial measures. Please see the “reconciliation of GAAP measures to non-GAAP measures” in this MD&A, for a reconciliation of our non-GAAP measures to the most directly comparable GAAP measures, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Non-interest expenses increased $208 million, or 8%. The increase primarily resulted from increased compensation, commissions and benefit expenses associated with the increase in net revenues, as well as increased staffing levels required to support our continued growth and regulatory and compliance requirements. Communications and information processing expenses also increased compared with the prior year period as a result of our continued investment in technology infrastructure to support our growth. Offsetting these increases was a $130 million decrease in expenses related to the Jay Peak matter, which was settled in the prior fiscal year.

Our effective tax rate was 43.7% for the six months ended March 31, 2018, reflecting the estimated discrete impact of the Tax Act of $117 million, partially offset by a lower blended federal corporate statutory tax rate of 24.5%. Excluding the estimated discrete impact of the Tax Act, our adjusted effective tax rate was 25.5% (1) for the six months ended March 31, 2018. We estimate our effective tax rate to be approximately 27%-28% for the remainder of our fiscal year ending September 30, 2018, which reflects the blended federal corporate statutory tax rate, and approximately 24%-25% for fiscal year 2019, reflecting the lower federal corporate statutory tax rate of 21% for the full year.  Our future effective tax rates are estimates based on our current interpretation of the Tax Act and may change, possibly materially, as we complete our analysis.  Our future effective tax rate will also be impacted positively or negatively by non-taxable items (such as the gains or losses earned on our COLI and tax-exempt interest), non-deductible expenses (such as meals and entertainment) and vesting and exercises of equity compensation.  See Note 13 of this Form 10-Q for further information on the Tax Act.

A summary of our financial results by segment as compared to the prior year period is as follows:

•
Our PCG segment generated net revenues of $2.50 billion, an 18% increase, and pre-tax income of $313 million an increase of 204% over the prior year period, which included $130 million of legal expenses related to the Jay Peak matter. The increase in net revenues was primarily attributable to an increase in securities commissions and fees, driven by higher equity markets and continued strong financial advisor recruiting and retention results. The segment also benefited from the impact of higher short-term interest rates, resulting in an increase in account and service fees related to client cash balances in the RJBDP. Non-interest expenses increased $170 million, or 8%, primarily resulting from increases in compensation, commissions and benefits expenses and communications and information processing expenses, offset by a decrease in the aforementioned legal expenses.

•
The Capital Markets segment generated net revenues of $447 million, a 9% decrease over the prior year period. The decrease in net revenues was primarily due to market-driven decreases in both institutional equity and fixed income commissions. Investment banking revenues increased due to higher merger & acquisition and advisory fees, partially offset by lower equity underwriting fees and tax credit fund syndication fees. Non-interest expenses were relatively flat compared with the prior year period which, combined with the decline in net revenues, contributed to a 66% decline in pre-tax income.

•
Our Asset Management segment benefited from increased fee-based client assets, generating a 36% increase in net revenues to $314 million, and a pre-tax income increase of 42% to $113 million. The increase in net revenues primarily reflected increases in advisory fee revenues from managed programs and, to a lesser degree, non-discretionary asset-based administration fee revenues. Financial assets under management increased 55% over the prior year, aided by the acquisition of the Scout Group, which added $27 billion of additional assets under management in November 2017. Non-interest expenses increased $47 million, or 32%, primarily resulting from incremental expenses related to the Scout Group acquisition and increased investment sub-advisory fees.

•
RJ Bank generated a 23% increase in net revenues to $344 million, while pre-tax income increased 18% to $232 million. The increase in pre-tax income resulted primarily from an increase in net interest income, partially offset by higher affiliate deposit fees paid to PCG due to increased client account balances. Net interest income increased due to growth in interest-earning assets and an increase in the net interest margin.

•
Our Other segment reflected a pre-tax loss that was $33 million, or 47%, less than the loss in the prior year period, primarily due to a decrease in net interest expense, lower acquisition-related expenses and losses on the extinguishment of certain of our senior notes in the prior year period. The decline in net interest expense reflected lower interest expense due to a decrease in the outstanding balance and average interest rate of our senior notes payable, as well as an increase in interest income related to the increased interest rates earned on corporate cash balances.

(1) “Adjusted effective tax rate” is a non-GAAP financial measure. Please see the “reconciliation of GAAP measures to non-GAAP measures” in this MD&A, for a reconciliation of our non-GAAP measures to the most directly comparable GAAP measures, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Segments

We currently operate through four operating segments and our Other segment. The four operating segments are PCG, Capital Markets, Asset Management and RJ Bank. The Other segment captures private equity activities as well as certain corporate overhead costs of RJF that are not allocated to operating segments, including the interest cost on our public debt and the acquisition and integration costs associated with our acquisitions.

The following table presents our consolidated and segment net revenues and pre-tax income/(loss), the latter excluding noncontrolling interests, for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
$ in thousands	2018	2017	% change	2018	2017	% change
Total company
Net revenues	$1,812,632	$1,563,637	16%	$3,538,793	$3,056,439	16%
Pre-tax income excluding noncontrolling interests	$331,371	$165,513	100%	$642,614	$371,892	73%

Private Client Group
Net revenues	$1,271,815	$1,085,177	17%	$2,504,866	$2,125,266	18%
Pre-tax income	$157,586	$29,372	437%	$312,649	$102,730	204%

Capital Markets
Net revenues	$230,616	$256,171	(10)%	$447,281	$489,187	(9)%
Pre-tax income	$16,203	$41,251	(61)%	$21,010	$62,695	(66)%

Asset Management
Net revenues	$163,185	$116,480	40%	$313,785	$230,562	36%
Pre-tax income	$55,866	$37,797	48%	$113,265	$79,706	42%

RJ Bank
Net revenues	$178,738	$141,371	26%	$343,923	$279,386	23%
Pre-tax income	$118,086	$91,911	28%	$232,241	$196,032	18%

Other
Net revenues	$1,832	$(8,018)	NM	$(1,088)	$(17,661)	94%
Pre-tax loss	$(16,370)	$(34,818)	53%	$(36,551)	$(69,271)	47%

Intersegment eliminations
Net revenues	$(33,554)	$(27,544)		$(69,974)	$(50,301)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Reconciliation of GAAP measures to non-GAAP measures

We utilize certain non-GAAP measures to enhance the understanding of our financial results and related measures. We believe that the non-GAAP measures provide useful information by excluding certain material items that may not be indicative of our core operating results. We believe that these non-GAAP measures allow for better evaluation of the operating performance of the business and facilitate a meaningful comparison of our results in the current period to those in prior and future periods. These non-GAAP measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, our non-GAAP measures may not be comparable to similarly-titled non-GAAP measures of other companies. The following table provides a reconciliation of GAAP measures to non-GAAP measures for the periods which include non-GAAP adjustments.

	Three months ended March 31,	Six months ended March 31,
$ in thousands, except per share amounts	2017	2018	2017
Net income (1)	$112,755	$361,689	$259,322
Non-GAAP adjustments:
Acquisition-related expenses (2)	1,086	3,927	13,752
Losses on extinguishment of debt	8,282	—	8,282
Jay Peak matter (3)	100,000	—	130,000
Sub-total pre-tax non-GAAP adjustments	109,368	3,927	152,034
Tax effect on non-GAAP adjustments above	(33,655)	(1,100)	(46,020)
Discrete impact of the Tax Act (4)	—	117,169	—
Total non-GAAP adjustments, net of tax	75,713	119,996	106,014
Adjusted net income	$188,468	$481,685	$365,336

Earnings per common share:
Basic	$0.78	$2.49	$1.81
Diluted	$0.77	$2.43	$1.77
Adjusted earnings per common share:
Adjusted basic	$1.31	$3.32	$2.55
Adjusted diluted	$1.28	$3.24	$2.49

Effective tax rate:
For the six months ended March 31, 2018 ($ in thousands)	Pre-tax income including noncontrolling interests	Provision for income taxes	Effective tax rate
	$642,773	$280,925	43.7%
Less: discrete impact of the Tax Act (4)		117,169
As adjusted for discrete impact of the Tax Act		$163,756	25.5%

(1)	Excludes noncontrolling interests.

(2)	See Note 3 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

(3)	See Part I. Item 3 - Legal proceedings of our 2017 Form 10-K for more information on the Jay Peak matter.

(4)	See Note 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information related to the discrete impact of the Tax Act.

Net interest analysis

The Federal Reserve Bank announced an increase of 25 basis points in its benchmark short-term interest rate in March 2018. This increase is in addition to five 25 basis point increases since December 2015. These increases in short-term interest rates have had a significant impact on our overall financial performance, as we have certain assets and liabilities, primarily held in our PCG and RJ Bank segments, which are sensitive to changes in interest rates. Given the relationship of our interest-sensitive assets to liabilities held in each of these segments, increases in short-term interest rates generally result in an overall increase in our net earnings, although the magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table details the components of our clients’ domestic cash sweep balances:

	As of
$ in millions	March 31, 2018	September 30, 2017	March 31, 2017
RJBDP
RJ Bank	$18,305	$17,387	$16,002
Third-party banks	19,696	20,704	24,222
Sub-total RJBDP	38,001	38,091	40,224
Money Market Funds	2,004	1,818	1,874
Client Interest Program	3,367	3,101	3,743
Total clients’ domestic cash sweep balances	$43,372	$43,010	$45,841

The aforementioned short-term interest rate increases had a significant impact on fees earned from RJBDP but have not had as significant of an impact on market deposit rates paid on client cash balances. However, we have raised our deposit rates paid on client cash balances following the most recent rate increases and expect market deposit rates to continue to rise with future increases in short-term interest rates. As such, any future increases in short-term interest rates may have less of an impact on fees earned from RJBDP, or could actually reduce fees earned in this program, depending on the level of deposit rates paid on client cash balances.

If the Federal Reserve Bank was to reverse its previous actions and decrease the benchmark short-term interest rate, or if deposit rates that we pay on client cash balances increased and resulted in a decline in spreads earned on RJBDP, the positive impact described above on our net interest income and account and service fees would be reversed.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Quarter ended March 31, 2018 compared with the quarter ended March 31, 2017

The following table presents our consolidated average balances, interest income and expense, and the related yields and rates. Average balances are calculated on a daily basis, with the exception of Trading instruments, Loans to financial advisors, net and Corporate cash and all other, which are calculated based on the average of the end-of-month balances for each month within the period.

	Three months ended March 31,
	2018			2017
$ in thousands	Average balance	Interest inc./exp.	Average yield/cost	Average balance	Interest inc./exp.	Average yield/cost
Interest-earning assets:
Assets segregated pursuant to regulations and other segregated assets	$2,929,567	$13,942	1.90%	$4,000,689	$8,988	0.90%
Securities loaned	341,720	3,391	3.97%	472,988	3,914	3.31%
Trading instruments	659,794	5,333	3.23%	713,782	5,391	3.02%
Available-for-sale securities	2,482,441	12,492	2.01%	1,346,198	5,675	1.69%
Margin loans	2,514,724	24,886	3.96%	2,376,296	20,312	3.42%
Bank loans, net
Loans held for investment:
C&I loans	7,553,398	78,171	4.14%	7,364,683	68,956	3.75%
CRE construction loans	176,430	2,207	5.00%	140,960	1,522	4.32%
CRE loans	3,186,221	32,249	4.05%	2,790,332	23,691	3.40%
Tax-exempt loans	1,148,144	7,355	2.56%	855,636	5,494	2.57%
Residential mortgage loans	3,329,165	25,743	3.09%	2,738,798	20,412	2.98%
SBL	2,572,407	25,452	3.96%	2,033,862	16,550	3.25%
Loans held for sale	145,247	1,347	3.75%	137,523	1,161	3.47%
Total bank loans, net	18,111,012	172,524	3.86%	16,061,794	137,786	3.51%
Loans to financial advisors, net	874,053	3,460	1.58%	844,039	3,269	1.55%
Corporate cash and all other	3,662,599	12,818	1.40%	3,461,122	7,209	0.83%
Total interest-earning assets	$31,575,910	$248,846	3.15%	$29,276,908	$192,544	2.63%

Interest-bearing liabilities:
Bank deposits
Certificates of deposit	$346,030	$1,352	1.58%	$281,553	$999	1.44%
Money market, savings and NOW accounts	18,339,798	10,835	0.24%	15,374,526	2,398	0.06%
Securities borrowed	155,997	1,693	4.34%	105,016	1,944	7.40%
Trading instruments sold but not yet purchased	267,532	1,620	2.42%	399,726	1,460	1.46%
Brokerage client payables	4,434,148	3,224	0.29%	4,837,829	852	0.07%
Other borrowings	985,379	5,422	2.20%	786,812	3,908	1.99%
Senior notes payable	1,549,031	18,180	4.69%	1,618,044	23,665	5.85%
Other	208,493	2,276	4.37%	205,530	1,451	2.82%
Total interest-bearing liabilities	$26,286,408	$44,602	0.68%	$23,609,036	$36,677	0.62%
Net interest income		$204,244			$155,867

Nonaccrual loans are included in the average loan balances in the table above. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis.

Fee income on all loans included in interest income for the three months ended March 31, 2018 and 2017 was $6 million and $10 million, respectively.

Net interest income increased $48 million, or 31%, primarily as a result of increases in our RJ Bank and PCG segments, as well as a decrease in net interest expense in our Other segment.

Net interest income in RJ Bank increased $34 million, or 24%, resulting from increases in average loans outstanding and the available-for-sale portfolio, as well as an increase in net interest margin. Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Net interest income in the PCG segment increased $7 million, or 20%, driven by an increase in interest income from segregated assets and margin loans due to an increase in short-term interest rates. The favorable impact of higher interest rates on segregated assets was partially offset by a decrease in segregated asset balances.

Net interest expense in the Other segment decreased $8 million, or 44%, primarily due to a decrease in interest expense on our senior notes as a result of a decline in the average outstanding balance, as well as a decline in the average rate on our outstanding borrowings. The outstanding balance and rate of our senior notes decreased due to the March 2017 redemption of our $350 million 6.90% senior notes and the September 2017 redemption of our $300 million 8.60% senior notes, partially offset by the May 2017 issuance of $500 million of our 4.95% senior notes. Interest income in the Other segment increased as a result of the increase in interest rates on corporate cash balances.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Six months ended March 31, 2018 compared with the six months ended March 31, 2017

The following table presents our consolidated average balances, interest income and expense, and the related yields and rates. Average balances are calculated on a daily basis, with the exception of Trading instruments, Loans to financial advisors, net and Corporate cash and all other, which are calculated based on the average of the end-of-month balances for each month within the period.

	Six months ended March 31,
	2018			2017
$ in thousands	Average balance	Interest inc./exp.	Average yield/cost	Average balance	Interest inc./exp.	Average yield/cost
Interest-earning assets:
Assets segregated pursuant to regulations and other segregated assets	$2,908,495	$26,064	1.79%	$4,111,932	$16,158	0.79%
Securities loaned	351,735	6,449	3.67%	502,994	6,646	2.64%
Trading instruments	653,941	10,471	3.20%	684,728	10,397	3.04%
Available-for-sale securities	2,377,697	23,207	1.95%	1,170,891	9,075	1.55%
Margin loans	2,500,234	48,981	3.92%	2,401,998	40,293	3.35%
Bank loans
Loans held for investment:
C&I loans	7,482,634	151,963	4.02%	7,421,700	140,262	3.75%
CRE construction loans	158,254	3,930	4.91%	136,687	3,027	4.38%
CRE loans	3,110,590	61,008	3.88%	2,668,802	45,945	3.41%
Tax-exempt loans	1,093,384	14,061	2.57%	831,637	10,740	2.58%
Residential mortgage loans	3,286,788	50,533	3.08%	2,647,948	38,976	2.91%
SBL	2,521,174	48,692	3.82%	1,992,301	31,939	3.17%
Loans held for sale	130,403	2,357	3.62%	159,021	2,422	3.08%
Total bank loans, net	17,783,227	332,544	3.76%	15,858,096	273,311	3.49%
Loans to financial advisors, net	871,690	6,962	1.60%	838,900	6,577	1.57%
Corporate cash and all other	3,996,519	25,897	1.30%	3,338,504	12,869	0.77%
Total interest-earning assets	$31,443,538	$480,575	3.06%	$28,908,043	$375,326	2.60%

Interest-bearing liabilities:
Bank deposits
Certificates of deposit	$334,642	$2,624	1.57%	$292,517	$2,134	1.46%
Savings, money market and NOW accounts	18,077,400	17,072	0.19%	14,887,530	4,046	0.05%
Securities borrowed	139,153	3,172	4.56%	115,631	3,172	5.49%
Trading instruments sold but not yet purchased	262,813	3,326	2.53%	345,671	2,788	1.61%
Brokerage client payables	4,444,494	5,753	0.26%	4,880,545	1,528	0.06%
Other borrowings	1,008,338	11,287	2.24%	777,322	7,627	1.96%
Senior notes payable	1,548,958	36,360	4.69%	1,649,231	48,364	5.87%
Other	232,327	4,439	3.82%	212,742	2,984	2.81%
Total interest-bearing liabilities	$26,048,125	$84,033	0.65%	$23,161,189	$72,643	0.63%
Net interest income		$396,542			$302,683

Nonaccrual loans are included in the average loan balances in the table above. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis.

Fee income on all loans included in interest income for the six months ended March 31, 2018 and 2017 was $13 million and $19 million, respectively.

Net interest income increased $94 million, or 31%, primarily as a result of increases in our RJ Bank and PCG segments, as well as a decrease in net interest expense in our Other segment.

Net interest income in RJ Bank increased $62 million, or 23%, resulting from increases in average loans outstanding and the available-for-sale securities portfolio, as well as an increase in net interest margin. Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Net interest income in the PCG segment increased $15 million, or 23%, driven by an increase in interest income from segregated assets and margin loans, arising from the increase in short-term interest rates. The favorable impact of the higher interest rates was partially offset by a decrease in segregated asset balances and an increase in rates paid on client cash balances.

Net interest expense in the Other segment decreased by $18 million, primarily due to a decrease in interest expense on our senior notes as a result of a decrease in the average rate on our outstanding borrowings, as well as lower outstanding balances. The outstanding balance and rates of our senior notes decreased due to the March 2017 redemption of our $350 million 6.90% senior notes and the September 2017 redemption of our $300 million 8.60% senior notes, partially offset by the May 2017 issuance of $500 million of our 4.95% senior notes. Interest income in the Other segment increased as a result of the increase in interest rates on corporate cash balances.

Results of Operations – Private Client Group

For an overview of our PCG segment operations as well as a description of the key factors impacting our PCG results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Form 10-K.

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in thousands	2018	2017	% change	2018	2017	% change
Revenues:
Securities commissions and fees:
Fee-based accounts	$623,720	$485,139	29%	$1,219,979	$958,038	27%
Mutual funds	169,860	165,545	3%	333,007	324,135	3%
Insurance and annuity products	99,723	95,825	4%	210,512	191,176	10%
Equity products	88,584	75,868	17%	171,804	155,304	11%
Fixed income products	28,612	32,135	(11)%	56,949	61,087	(7)%
New issue sales credits	11,710	22,370	(48)%	21,012	40,361	(48)%
Sub-total securities commissions and fees	1,022,209	876,882	17%	2,013,263	1,730,101	16%
Interest income	46,519	37,055	26%	89,995	70,669	27%
Account and service fees:
Mutual fund and annuity service fees	80,101	70,440	14%	160,722	139,166	15%
RJBDP fees - third-party banks	66,356	47,186	41%	127,363	83,750	52%
Affiliate deposit account servicing fees from RJ Bank	22,204	16,192	37%	43,462	27,845	56%
Client account and service fees	23,753	25,895	(8)%	46,507	50,592	(8)%
Client transaction fees and other	4,175	6,670	(37)%	11,920	13,456	(11)%
Sub-total account and service fees	196,589	166,383	18%	389,974	314,809	24%
Other	12,586	8,241	53%	22,711	16,298	39%
Total revenues	1,277,903	1,088,561	17%	2,515,943	2,131,877	18%
Interest expense	(6,088)	(3,384)	80%	(11,077)	(6,611)	68%
Net revenues	1,271,815	1,085,177	17%	2,504,866	2,125,266	18%
Non-interest expenses:
Sales commissions	762,758	651,388	17%	1,499,217	1,285,900	17%
Admin & incentive compensation and benefit costs	209,689	172,198	22%	408,606	344,087	19%
Communications and information processing	62,980	46,426	36%	115,780	90,443	28%
Occupancy and equipment costs	38,222	36,396	5%	75,979	71,884	6%
Business development	23,755	24,814	(4)%	45,318	48,264	(6)%
Jay Peak matter	—	100,000	(100)%	—	130,000	(100)%
Other	16,825	24,583	(32)%	47,317	51,958	(9)%
Total non-interest expenses	1,114,229	1,055,805	6%	2,192,217	2,022,536	8%
Pre-tax income	$157,586	$29,372	437%	$312,649	$102,730	204%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Selected key metrics

Client Asset Balances:

	As of			% change from
$ in billions	March 31, 2018	September 30, 2017	March 31, 2017	September 30, 2017	March 31, 2017
PCG assets under administration	$694.8	$659.5	$611.0	5%	14%
PCG assets in fee-based accounts	$325.1	$294.5	$260.5	10%	25%

Financial Advisors:

	March 31, 2018	September 30, 2017	March 31, 2017
Employees	3,053	3,041	3,001
Independent Contractors	4,551	4,305	4,221
Total advisors	7,604	7,346	7,222

PCG assets under administration increased 14% over March 31, 2017, resulting from equity market appreciation and net client inflows. Our net client inflows were primarily attributable to strong financial advisor recruiting results. PCG assets in fee-based accounts as a percentage of overall PCG assets under administration increased to 47% at March 31, 2018 compared to 43% at March 31, 2017, due in part to clients moving to fee-based alternatives from traditional transaction-based accounts in response to regulatory changes.

The net increase in financial advisors as of March 31, 2018 compared to March 31, 2017 primarily resulted from strong financial advisor recruiting and high levels of retention. We believe that this increase in financial advisors and assets under administration is a positive indication of potential future revenue growth in this segment.

Quarter ended March 31, 2018 compared with the quarter ended March 31, 2017

Net revenues of $1.27 billion increased $187 million, or 17%. The portion of total segment revenues that we consider to be recurring was 81% for the quarter ended March 31, 2018, an increase from 78% for the quarter ended March 31, 2017.  Recurring revenues include asset-based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund and annuity service fees, fees earned on our RJBDP program and interest, all of which contributed to the increase.

Pre-tax income of $158 million increased $128 million, or 437%, compared with the quarter ended March 31, 2017, which included a large legal charge related to the Jay Peak matter.

Securities commissions and fees increased $145 million, or 17%.  The increase in commission and fee revenues was primarily driven by a stronger market environment as well as strong financial advisor recruiting and retention results, partially offset by a decline in new issue sales credits resulting from lower equity underwriting activity.

Total account and service fees increased $30 million, or 18%, primarily due to higher RJBDP fees, which benefited from an increase in short-term interest rates. Mutual fund and annuity service fees increased, due to higher education and marketing support (“EMS”) fees and mutual fund omnibus fees. The increase in EMS fees was primarily due to increased assets in the program, while the increase in omnibus fees was a result of both an increase in assets and the number of positions invested in fund families on the omnibus platform.

As previously discussed, net interest income in the PCG segment increased $7 million, or 20%.

Non-interest expenses increased $58 million, or 6%, primarily due to an increase in sales commission expense, which increased $111 million, or 17%, in line with the increase in securities commissions and fees. Administrative and incentive compensation and benefits expense increased $37 million, or 22%, primarily due to increased staffing levels to support our continued growth and regulatory compliance requirements. Communications and information processing expense increased $17 million, or 36%, as a result of our continued investment in technology infrastructure to support our growth. Offsetting these increases was a $100 million decrease in expenses related to the Jay Peak matter, which was settled in fiscal 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Six months ended March 31, 2018 compared with the six months ended March 31, 2017

Net revenues of $2.50 billion increased $380 million, or 18%. The portion of total segment revenues that we consider to be recurring was 81% for the six months ended March 31, 2018, an increase from 78% for the prior year period. Pre-tax income of $313 million increased $210 million, or 204%, compared with the prior year period, which included a large legal charge related to the Jay Peak matter.

Securities commissions and fees increased $283 million, or 16%.  The increase in securities commissions and fee revenues was primarily driven by higher equity markets and strong financial advisor recruiting and retention results, partially offset by a decline in new issue sales credits resulting from lower equity underwriting activity.

Total account and service fees increased $75 million, or 24%, primarily due to higher RJBDP fees, principally resulting from an increase in short-term interest rates over the prior year. Mutual fund and annuity service fees also increased, reflecting higher EMS fees and mutual fund omnibus fees. The increase in EMS fees was primarily due to increased assets in the program, while the increase in omnibus fees was a result of both an increase in assets and the number of positions invested in fund families on the omnibus platform.

As previously discussed, net interest income in the PCG segment increased $15 million, or 23%.

Non-interest expenses increased $170 million, or 8%, primarily due to an increase in sales commission expenses, which increased $213 million, or 17%, in line with the increase in securities commissions and fees. Administrative and incentive compensation and benefits expense increased $65 million, or 19%, primarily due to increased staffing levels to support our continued growth and regulatory and compliance requirements. Communications and information processing expense increased $25 million, or 28%, as a result of our continued investment in technology infrastructure to support our growth. Offsetting these increases was a $130 million decrease in expenses related the Jay Peak matter, which was settled in fiscal 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Results of Operations – Capital Markets

For an overview of our Capital Markets segment operations, as well as a description of the key factors impacting our Capital Markets results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis Financial Condition and Results of Operations” of our 2017 Form 10-K.

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in thousands	2018	2017	% change	2018	2017	% change
Revenues:
Securities commissions and fees:
Equity	$46,164	$59,647	(23)%	$99,535	$123,966	(20)%
Fixed income	54,197	64,660	(16)%	119,398	140,034	(15)%
Subtotal securities commissions and fees	100,361	124,307	(19)%	218,933	264,000	(17)%
Equity underwriting fees	12,811	22,272	(42)%	21,767	36,781	(41)%
Merger & acquisition and advisory fees	72,474	53,762	35%	115,472	80,936	43%
Fixed income investment banking	11,212	10,920	3%	19,344	19,398	—
Tax credit funds syndication fees	9,318	15,177	(39)%	14,135	26,303	(46)%
Subtotal investment banking	105,815	102,131	4%	170,718	163,418	4%
Investment advisory fees	5,819	5,678	2%	14,154	10,901	30%
Net trading profit	13,149	15,326	(14)%	32,379	34,645	(7)%
Interest income	7,585	6,475	17%	14,910	12,949	15%
Other	3,886	6,563	(41)%	8,055	11,549	(30)%
Total revenues	236,615	260,480	(9)%	459,149	497,462	(8)%
Interest expense	(5,999)	(4,309)	39%	(11,868)	(8,275)	43%
Net revenues	230,616	256,171	(10)%	447,281	489,187	(9)%
Non-interest expenses:
Sales commissions	34,806	45,396	(23)%	77,024	96,369	(20)%
Admin & incentive compensation and benefit costs	118,451	113,289	5%	232,773	216,156	8%
Communications and information processing	18,987	17,961	6%	36,821	35,608	3%
Occupancy and equipment costs	8,697	8,525	2%	17,081	16,980	1%
Business development	12,162	9,738	25%	22,317	19,340	15%
Losses and non-interest expenses of real estate partnerships held by consolidated VIEs	2,851	5,578	(49)%	5,517	7,374	(25)%
Other	21,130	19,931	6%	40,116	42,268	(5)%
Total non-interest expenses	217,084	220,418	(2)%	431,649	434,095	(1)%
Income before taxes and including noncontrolling interests	13,532	35,753	(62)%	15,632	55,092	(72)%
Noncontrolling interests	(2,671)	(5,498)	51%	(5,378)	(7,603)	29%
Pre-tax income excluding noncontrolling interests	$16,203	$41,251	(61)%	$21,010	$62,695	(66)%

Quarter ended March 31, 2018 compared with the quarter ended March 31, 2017

Net revenues of $231 million decreased $26 million, or 10%, primarily due to lower commissions. Pre-tax income of $16 million decreased $25 million, or 61%.

Total commission revenues decreased $24 million, or 19%, reflecting decreases in both equity and fixed income institutional commissions, which continued to be negatively impacted by market-driven challenges. Institutional fixed income commissions continued to reflect low levels of client activity, due to the flattening yield curve and relatively low interest rate volatility.

Investment banking revenues increased $4 million, or 4%, driven by higher merger & acquisition and advisory fees, partially offset by lower equity underwriting fees and tax credit syndication fees. Merger & acquisition and advisory fees increased $19 million, or 35%, primarily due to both a higher volume of domestic and foreign merger & acquisition transactions and higher average fees per transaction during the quarter ended March 31, 2018. Equity underwriting fees decreased $9 million, or 42%, primarily due to our involvement

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

in fewer domestic lead-managed deals compared to the prior year period. Tax credit fund syndication fees decreased $6 million, or 39%, due in part to uncertainty over corporate tax reform impacting new investment activity and the timing of transactions.

Non-interest expenses decreased slightly, as a decline in sales commissions, in line with the decline in securities commissions and fees, was partially offset by an increase in administrative & incentive compensation and benefits expenses.

Six months ended March 31, 2018 compared with the six months ended March 31, 2017

Net revenues of $447 million decreased $42 million, or 9%, primarily due to lower commissions. Pre-tax income of $21 million decreased $42 million, or 66%.

Total commission revenues decreased $45 million, or 17%, reflecting decreases in both equity and fixed income institutional commissions, which continued to be negatively impacted by market-driven challenges. Institutional fixed income commissions continued to reflect low levels of client activity, due to the flattening yield curve and relatively low interest rate volatility.

Investment banking revenues increased $7 million, or 4%. Merger & acquisition and advisory fees increased $35 million, or 43%, primarily due to a higher volume of transactions and higher average fees per transaction in the current year period. This increase was offset by lower equity underwriting fees, which declined $15 million, or 41%, reflecting lower levels of client activity, primarily in the U.S. Tax credit fund syndication fees decreased $12 million, or 46%, due in part to uncertainty over corporate tax reform impacting new investment activity and the timing of transactions.

Non-interest expenses decreased slightly over the prior year period, as a decline in sales commissions, in line with the decline in commission revenues, was largely offset by an increase in administrative & incentive compensation and benefits expense.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Results of Operations – Asset Management

For an overview of our Asset Management segment operations as well as a description of the key factors impacting our Asset Management results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Form 10-K.

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in thousands	2018	2017	% change	2018	2017	% change
Revenues:
Investment advisory and related administrative fees:
Managed programs	$113,706	$77,377	47%	$217,551	$153,685	42%
Non-discretionary asset-based administration	28,798	21,620	33%	55,866	42,814	30%
Subtotal investment advisory and related administrative fees	142,504	98,997	44%	273,417	196,499	39%
Account and service fees and other	20,692	17,523	18%	40,390	34,117	18%
Total revenues	163,196	116,520	40%	313,807	230,616	36%
Interest expense	(11)	(40)	(73)%	(22)	(54)	(59)%
Net revenues	163,185	116,480	40%	313,785	230,562	36%
Non-interest expenses:
Compensation and benefits	44,909	31,344	43%	81,506	59,026	38%
Communications and information processing	10,360	7,359	41%	18,804	14,030	34%
Occupancy and equipment costs	1,874	1,209	55%	3,298	2,369	39%
Business development	3,173	2,711	17%	5,820	5,024	16%
Investment sub-advisory fees	22,223	18,025	23%	43,917	35,409	24%
Other	23,047	16,914	36%	42,574	32,670	30%
Total non-interest expenses	105,586	77,562	36%	195,919	148,528	32%
Income before taxes and including noncontrolling interests	57,599	38,918	48%	117,866	82,034	44%
Noncontrolling interests	1,733	1,121	55%	4,601	2,328	98%
Pre-tax income excluding noncontrolling interests	$55,866	$37,797	48%	$113,265	$79,706	42%

Selected key metrics

Managed Programs - Our investment advisory fees recorded in this segment were earned based on balances either at the beginning of the quarter, end of the quarter or average assets throughout the quarter. For the quarter ended March 31, 2018, approximately 55% of our fees were determined based on asset balances at the beginning of the quarter, 20% were based on asset balances at the end of the quarter and 25% were based on average assets throughout the quarter. For the six months ended March 31, 2018, approximately 60% of our fees were determined based on asset balances at the beginning of each quarter, 20% were based on asset balances at the end of each quarter and 20% were based on average assets throughout each quarter.

Financial assets under management:

The following table presents fee-billable financial assets under management in managed programs at the dates indicated:

$ in millions	March 31, 2018	September 30, 2017	March 31, 2017
Asset management services division of RJ&A (“AMS”)	$76,091	$69,962	$61,337
Carillon Tower Advisers and affiliates (“Carillon Tower”)	61,751	31,831	29,327
Subtotal financial assets under management	137,842	101,793	90,664
Less: Assets managed for affiliated entities	(5,538)	(5,397)	(5,099)
Total financial assets under management	$132,304	$96,396	85,565

In the table above, Carillon Tower includes its subsidiaries and affiliates Eagle Asset Management, ClariVest Asset Management, Cougar Global Investments, and the newly-acquired Scout Group.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents fee-billable financial assets under management (including assets managed for affiliates) by objective at the dates indicated:

$ in millions	March 31, 2018	September 30, 2017	March 31, 2017
Equity	$58,983	$48,936	$43,881
Fixed	33,633	11,814	11,296
Balanced	45,226	41,043	35,487
Total financial assets under management	$137,842	$101,793	$90,664

Activity (including activity in assets managed for affiliated entities):

	Three months ended March 31,		Six months ended March 31,
$ in millions	2018	2017	2018	2017
Financial assets under management at beginning of period	$135,852	$84,457	$101,793	$81,729
Carillon Tower - net inflows/(outflows):
Scout group acquisition	—	—	27,087	—
Other	686	(231)	1,406	(143)
AMS - net inflows	2,757	2,572	4,935	4,468
Net market appreciation/(depreciation) in asset values	(1,453)	3,866	2,621	4,610
Financial assets under management at end of period	$137,842	$90,664	$137,842	$90,664

Non-discretionary asset-based programs - Our assets held in certain non-discretionary asset-based programs (including those managed for affiliated entities) totaled $175.5 billion, $157.0 billion, and $135.1 billion as of March 31, 2018, September 30, 2017 and March 31, 2017, respectively. The increase in assets over the prior year level was primarily due to market appreciation and to clients moving to fee-based accounts from the traditional transaction-based accounts in response to regulatory changes. The majority of the administrative fees associated with these programs are determined based on balances at the beginning of the quarter.

Quarter ended March 31, 2018 compared with the quarter ended March 31, 2017

Net revenues of $163 million increased $47 million, or 40%. Pre-tax income of $56 million increased $18 million, or 48%.

Total investment advisory and related administrative fee revenues increased $44 million, or 44%, primarily driven by an increase in financial assets under management. The increase in financial assets under management was primarily a result of the Scout Group acquisition as well as inflows related to financial advisor recruiting. Administrative fees also increased during the quarter due to the aforementioned increase in assets held in non-discretionary programs.

Account and service fees and other income increased $3 million, or 18%, reflecting increased trust fee revenue due to an 8% increase in assets in RJ Trust, as well as increased shareholder servicing fees as a result of the Scout Group acquisition.

Non-interest expenses increased $28 million, or 36%, primarily resulting from a $14 million increase in compensation and benefit expenses, a $6 million increase in other expense and a $4 million increase in investment sub-advisory fees. Compensation and benefit expenses increased primarily due to the Scout Group acquisition, annual salary increases and an increase in personnel over the prior year’s quarter to support the growth of the business. The increase in other expenses was primarily driven by expenses incurred to support the new funds offered on our platform as a result of the Scout Group acquisition. The increase in investment sub-advisory fees resulted from increased assets under management in applicable programs.

Six months ended March 31, 2018 compared with the six months ended March 31, 2017

Net revenues of $314 million increased $83 million, or 36%. Pre-tax income of $113 million increased $34 million, or 42%.

Total investment advisory and related administrative fee revenues increased $77 million, or 39%, primarily driven by an increase in financial assets under management. The increase in financial assets under management was primarily a result of the Scout Group acquisition, as well as both net market appreciation and inflows related to financial advisor recruiting. Administrative fees also increased over the prior year due to the aforementioned increase in assets held in non-discretionary programs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Account and service fees and other income increased $6 million, or 18%, primarily reflecting increased trust fee revenue due to an 8% increase in assets in RJ Trust.

Non-interest expenses increased $47 million, or 32%, resulting from a $22 million increase in compensation and benefit expenses, a $10 million increase in other expenses and a $9 million increase in investment sub-advisory fees. Compensation and benefit expenses increased primarily due to the Scout Group acquisition, in addition to annual salary increases and an increase in personnel over the prior year to support the growth of the business. The increase in other expenses was primarily due to certain incremental costs associated with the Scout Group acquisition, including expenses related to the new funds offered on our platform, as well as the amortization of intangible assets arising from the acquisition. The increase in investment sub-advisory fees resulted from increased assets under management in applicable programs.

Results of Operations – RJ Bank

For an overview of our RJ Bank segment operations, as well as a description of the key factors impacting our RJ Bank results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis Financial Condition and Results of Operations” of our 2017 Form 10-K.

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in thousands	2018	2017	% change	2018	2017	% change
Revenues:
Interest income	$189,815	$145,837	30%	$365,810	$286,611	28%
Interest expense	(17,692)	(7,326)	141%	(30,648)	(13,828)	122%
Net interest income	172,123	138,511	24%	335,162	272,783	23%
Other income	6,615	2,860	131%	8,761	6,603	33%
Net revenues	178,738	141,371	26%	343,923	279,386	23%
Non-interest expenses:
Compensation and benefits	10,193	8,774	16%	19,069	16,498	16%
Communications and information processing	2,347	1,902	23%	4,932	3,769	31%
Loan loss provision	7,549	7,928	(5)%	8,565	6,888	24%
FDIC insurance premiums	4,823	4,310	12%	9,657	8,570	13%
Affiliate deposit account servicing fees to PCG	22,204	16,192	37%	43,462	27,845	56%
Other	13,536	10,354	31%	25,997	19,784	31%
Total non-interest expenses	60,652	49,460	23%	111,682	83,354	34%
Pre-tax income	$118,086	$91,911	28%	$232,241	$196,032	18%
Quarter ended March 31, 2018 compared with the quarter ended March 31, 2017

Net revenues of $179 million increased $37 million, or 26%, primarily reflecting an increase in net interest income. Pre-tax income of $118 million increased $26 million, or 28%.

Net interest income increased $34 million, or 24%, due to a $3.36 billion increase in interest-earning banking assets, as well as an increase in net interest margin. The increase in interest-earning banking assets was driven by a $2.05 billion increase in loans, due to broad-based growth in the portfolio, and a $1.16 billion increase in our available-for-sale securities portfolio. The net interest margin increased to 3.21% from 3.08% due to an increase in asset yields, partially offset by a less significant increase in the total cost of funds. The increase in the total assets yield resulted from an increase in the loan portfolio yield, a result of the overall rise in market interest rates. The total cost of funds increased primarily due to an increase in deposit costs. Corresponding to the increase in interest-earning banking assets, interest-bearing banking liabilities increased $3.20 billion.

The loan loss provision approximated the prior year quarter level due to additional reserves related to rising short-term interest rates, offset by lower reserve rates on pass-rated loans within the current year and the resolution of certain criticized loans in the prior year quarter.
Non-interest expenses (excluding provision for loan losses) increased $12 million, or 28%, primarily reflecting a $6 million increase in affiliate deposit account servicing fees due to an increase in client account balances.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents average balances, interest income and expense, the related yields and rates, and interest spreads and margins for RJ Bank:

	Three months ended March 31,
	2018			2017
$ in thousands	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
Interest-earning banking assets:
Cash	$1,104,647	$4,155	1.53%	$963,676	$1,885	0.79%
Available-for-sale securities	2,374,621	11,815	1.99%	1,216,339	5,231	1.72%
Bank loans, net of unearned income
Loans held for investment:
C&I loans	7,553,398	78,171	4.14%	7,364,683	68,956	3.75%
CRE construction loans	176,430	2,207	5.00%	140,960	1,522	4.32%
CRE loans	3,186,221	32,249	4.05%	2,790,332	23,691	3.40%
Tax-exempt loans	1,148,144	7,355	3.39%	855,636	5,494	3.95%
Residential mortgage loans	3,329,165	25,743	3.09%	2,738,798	20,412	2.98%
SBL	2,572,407	25,452	3.96%	2,033,862	16,550	3.25%
Loans held for sale	145,247	1,347	3.75%	137,523	1,161	3.47%
Total loans, net	18,111,012	172,524	3.86%	16,061,794	137,786	3.51%
FHLB stock, Federal Reserve Bank of Atlanta (“FRB”) stock, and other	146,257	1,321	3.66%	131,517	935	2.88%
Total interest-earning banking assets	21,736,537	$189,815	3.54%	18,373,326	$145,837	3.24%
Non-interest-earning banking assets:
Unrealized loss on available-for-sale securities	(43,150)			(10,842)
Allowance for loan losses	(191,006)			(198,330)
Other assets	348,433			369,761
Total non-interest-earning banking assets	114,277			160,589
Total banking assets	$21,850,814			$18,533,915
Interest-bearing banking liabilities:
Bank deposits:
Certificates of deposit	$346,030	$1,352	1.58%	$281,553	$999	1.44%
Savings, money market, and NOW accounts	18,584,891	11,666	0.25%	15,676,924	2,901	0.08%
FHLB advances and other	966,012	4,674	1.94%	739,862	3,426	1.85%
Total interest-bearing banking liabilities	19,896,933	$17,692	0.36%	16,698,339	$7,326	0.18%
Non-interest-bearing banking liabilities	80,498			101,092
Total banking liabilities	19,977,431			16,799,431
Total banking shareholder’s equity	1,873,383			1,734,484
Total banking liabilities and shareholder’s equity	$21,850,814			$18,533,915
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,839,604	$172,123		$1,674,987	$138,511
Bank net interest:
Spread			3.18%			3.06%
Margin (net yield on interest-earning banking assets)			3.21%			3.08%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			109.25%			110.03%

Nonaccrual loans are included in the average loan balances presented in the table above. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis.

Fee income on loans included in interest income for the three months ended March 31, 2018 and 2017 was $6 million and $10 million, respectively.

The yield on tax-exempt loans in the table above is presented on a tax-equivalent basis utilizing the applicable federal statutory tax rates for each of the three months ended March 31, 2018 and 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning banking assets and liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year’s volume. Changes attributable to both volume and rate have been allocated proportionately.

	Three months ended March 31,
	2018 compared to 2017
	Increase/(decrease) due to
$ in thousands	Volume	Rate	Total
Interest revenue:
Interest-earning banking assets:
Cash	$276	$1,994	$2,270
Available-for-sale securities	4,981	1,603	6,584
Bank loans, net of unearned income:
Loans held for investment:
C&I loans	1,767	7,448	9,215
CRE construction loans	383	302	685
CRE loans	3,361	5,197	8,558
Tax-exempt loans	1,878	(17)	1,861
Residential mortgage loans	4,400	931	5,331
SBL	4,382	4,520	8,902
Loans held for sale	65	121	186
Total bank loans, net	16,236	18,502	34,738
FHLB stock, FRB stock, and other	105	281	386
Total interest-earning banking assets	21,598	22,380	43,978
Interest expense:
Interest-bearing banking liabilities:
Bank deposits:
Certificates of deposit	228	125	353
Savings, money market, and NOW accounts	538	8,227	8,765
FHLB advances and other	1,048	200	1,248
Total interest-bearing banking liabilities	1,814	8,552	10,366
Change in net interest income	$19,784	$13,828	$33,612

Six months ended March 31, 2018 compared with the six months ended March 31, 2017

Net revenues of $344 million increased $65 million, or 23%, primarily reflecting an increase in net interest income. Pre-tax income of $232 million increased $36 million, or 18%.

Net interest income increased $62 million, or 23%, due to a $3.44 billion increase in interest-earning banking assets as well as an increase in net interest margin. The increase in interest-earning banking assets was driven by broad-based loan growth of $1.93 billion and a $1.23 billion increase in our available-for-sale securities portfolio. The net interest margin increased to 3.15% from 3.07%, due to an increase in asset yields, offset by a less significant increase in the total cost of funds. The total assets yield increase resulted from an increase in the loan portfolio yield and an increase in the yield on our available-for-sale portfolio, due to an increase in short-term interest rates. The total cost of funds increased due to an increase in deposit costs. Corresponding to the increase in interest-earning banking assets, interest-bearing banking liabilities increased $3.30 billion.

The loan loss provision increased by $2 million, primarily due to loan growth, partially offset by lower reserve rates on pass-rated loans as a result of improved credit characteristics.
Non-interest expenses (excluding provision for loan losses) increased $27 million, or 35%, primarily reflecting a $16 million increase in affiliate deposit account servicing fees due to an increase in client account balances.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents average balances, interest income and expense, the related yields and rates, and interest spreads and margins for RJ Bank:

	Six months ended March 31,
	2018			2017
$ in thousands	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
Interest-earning banking assets:
Cash	$1,230,928	$8,587	1.40%	$934,459	$3,129	0.67%
Available-for-sale securities	2,270,483	21,958	1.93%	1,042,712	8,308	1.59%
Bank loans, net of unearned income
Loans held for investment:
C&I loans	7,482,634	151,963	4.02%	7,421,700	140,262	3.75%
CRE construction loans	158,254	3,930	4.91%	136,687	3,027	4.38%
CRE loans	3,110,590	61,008	3.88%	2,668,802	45,945	3.41%
Tax-exempt loans	1,093,384	14,061	3.41%	831,637	10,740	3.97%
Residential mortgage loans	3,286,788	50,533	3.08%	2,647,948	38,976	2.91%
SBL	2,521,174	48,692	3.82%	1,992,301	31,939	3.17%
Loans held for sale	130,403	2,357	3.62%	159,021	2,422	3.08%
Total loans, net	17,783,227	332,544	3.76%	15,858,096	273,311	3.49%
FHLB stock, FRB stock, and other	138,452	2,721	3.94%	151,889	1,863	2.46%
Total interest-earning banking assets	21,423,090	$365,810	3.43%	17,987,156	$286,611	3.22%
Non-interest-earning banking assets:
Unrealized loss on available-for-sale securities	(29,177)			(7,958)
Allowance for loan losses	(190,752)			(197,605)
Other assets	375,936			364,156
Total non-interest-earning banking assets	156,007			158,593
Total banking assets	$21,579,097			$18,145,749
Interest-bearing banking liabilities:
Bank deposits:
Certificates of deposit	$334,642	$2,624	1.57%	$292,517	$2,134	1.46%
Savings, money market, and NOW accounts	18,322,098	18,611	0.20%	15,278,513	5,057	0.07%
FHLB advances and other	977,753	9,413	1.91%	768,327	6,637	1.71%
Total interest-bearing banking liabilities	19,634,493	$30,648	0.31%	16,339,357	$13,828	0.17%
Non-interest-bearing banking liabilities	87,052			93,937
Total banking liabilities	19,721,545			16,433,294
Total banking shareholder’s equity	1,857,552			1,712,455
Total banking liabilities and shareholder’s equity	$21,579,097			$18,145,749
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,788,597	$335,162		$1,647,799	$272,783
Bank net interest:
Spread			3.12%			3.05%
Margin (net yield on interest-earning banking assets)			3.15%			3.07%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			109.11%			110.08%

Nonaccrual loans are included in the average loan balances presented in the table above. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis.

Fee income on loans included in interest income for the six months ended March 31, 2018 and 2017 was $13 million and $19 million, respectively.

The yield on tax-exempt loans in the table above is presented on a tax-equivalent basis utilizing the applicable federal statutory rates for each of the six months ended March 31, 2018 and 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning banking assets and liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year’s volume. Changes attributable to both volume and rate have been allocated proportionately.

	Six months ended March 31,
	2018 compared to 2017
	Increase/(decrease) due to
$ in thousands	Volume	Rate	Total
Interest revenue:
Interest-earning banking assets:
Cash	$993	$4,465	$5,458
Available-for-sale securities	9,783	3,867	13,650
Bank loans, net of unearned income:
Loans held for investment:
C&I loans	1,152	10,549	11,701
CRE construction loans	477	426	903
CRE loans	7,606	7,457	15,063
Tax-exempt loans	3,380	(59)	3,321
Residential mortgage loans	9,403	2,154	11,557
SBL	8,479	8,274	16,753
Loans held for sale	(436)	371	(65)
Total bank loans, net	30,061	29,172	59,233
FHLB stock, FRB stock, and other	(165)	1,023	858
Total interest-earning banking assets	40,672	38,527	79,199
Interest expense:
Interest-bearing banking liabilities:
Bank deposits:
Certificates of deposit	307	183	490
Savings, money market, and NOW accounts	1,007	12,547	13,554
FHLB advances and other	1,810	966	2,776
Total interest-bearing banking liabilities	3,124	13,696	16,820
Change in net interest income	$37,548	$24,831	$62,379

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in thousands	2018	2017	% change	2018	2017	% change
Revenues:
Interest income	$8,540	$5,474	56%	$16,829	$10,162	66%
Realized/unrealized gains - private equity investments	10,641	7,443	43%	17,581	18,087	(3)%
Other	1,498	3,092	(52)%	2,652	3,219	(18)%
Total revenues	20,679	16,009	29%	37,062	31,468	18%
Interest expense	(18,847)	(24,027)	(22)%	(38,150)	(49,129)	(22)%
Net revenues	1,832	(8,018)	NM	(1,088)	(17,661)	94%
Non-interest expenses:
Compensation and other	17,545	17,266	2%	30,600	27,375	12%
Acquisition-related expenses	—	1,086	(100)%	3,927	13,752	(71)%
Losses on extinguishment of debt	—	8,282	(100)%	—	8,282	(100)%
Total non-interest expenses	17,545	26,634	(34)%	34,527	49,409	(30)%
Loss before taxes and including noncontrolling interests	(15,713)	(34,652)	55%	(35,615)	(67,070)	47%
Noncontrolling interests	657	166	296%	936	2,201	(57)%
Pre-tax loss excluding noncontrolling interests	$(16,370)	$(34,818)	53%	$(36,551)	$(69,271)	47%

Quarter ended March 31, 2018 compared with the quarter ended March 31, 2017

The pre-tax loss generated by this segment of $16 million decreased by $18 million, or 53%.

Net revenues in this segment increased $10 million, primarily due to a decrease in our net interest expense of $8 million resulting from a decrease in interest expense due to a decline in the average outstanding balance and average interest rate on our senior notes. Interest income increased as a result of the increase in interest rates and higher corporate cash balances. Net gains on our private equity investments increased $3 million.

Non-interest expenses decreased $9 million, as the prior year quarter included losses on extinguishment of certain of our senior notes, as well as acquisition-related expenses related to our acquisitions of Alex. Brown and 3Macs late in fiscal 2016.

Six months ended March 31, 2018 compared with the six months ended March 31, 2017

The pre-tax loss generated by this segment of $37 million decreased by $33 million, or 47%.

Net revenues in this segment increased $17 million due to a decrease in our net interest expense of $18 million, resulting from a decrease in interest expense as well as an increase in interest income. The decrease in interest expense was due to a decline in the average interest rate and average outstanding balance of our senior notes. Interest income increased primarily as a result of the increase in interest rates earned on higher corporate cash balances.

Non-interest expenses decreased $15 million due to lower acquisition-related expenses, as well as losses on extinguishment of certain of our senior notes incurred in the prior year period. Acquisition-related expenses for the six months ended March 31, 2018 related to incremental expenses incurred in connection with our acquisition of the Scout Group, which closed in November 2017. Prior year acquisition-related expenses primarily related to our acquisitions of Alex. Brown and 3Macs, which closed late in fiscal 2016.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Certain statistical disclosures by bank holding companies

We are required to provide certain statistical disclosures required for bank holding companies under the SEC’s Industry Guide 3.  The following table provides certain of those disclosures.

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Return on average assets	2.7%	1.4%	2.0%	1.6%
Return on average equity	16.7%	8.8%	12.6%	10.2%
Average equity to average assets	16.1%	15.9%	16.1%	15.8%
Dividend payout ratio	15.3%	28.6%	20.6%	24.9%

Return on average assets is computed by dividing annualized net income attributable to RJF for the period indicated by average assets for each respective period. Average assets for the quarter is computed by adding total assets as of the date indicated to the prior quarter-end total, and dividing by two. Average assets for the year is computed by adding total assets as of each quarter-end to the beginning of the year total, and dividing by three.

Return on average equity is computed by dividing annualized net income attributable to RJF for the period indicated by average equity attributable to RJF for each respective period. Average equity for the quarter is computed by adding the total equity attributable to RJF as of the date indicated to the prior quarter-end total, and dividing by two. Average equity for year to date is computed by adding the total equity attributable to RJF as of each quarter-end to the beginning of the year total, and dividing by three.

Average equity to average assets is computed by dividing average equity by average assets as calculated in the above explanations.

Dividend payout ratio is computed by dividing dividends declared per common share during the period by diluted earnings per common share.

Refer to the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” and to the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for other required disclosures.

Liquidity and capital resources

Liquidity is essential to our business.  The primary goal of our liquidity management activities is to ensure adequate funding to conduct our business over a range of economic and market environments.

Senior management establishes our liquidity and capital management framework. This framework includes senior management’s review of short- and long-term cash flow forecasts, review of monthly capital expenditures, monitoring of the availability of alternative sources of financing, and daily monitoring of liquidity in our significant subsidiaries. Our decisions on the allocation of capital to our business units consider, among other factors, projected profitability and cash flow, risk, and impact on future liquidity needs. Our treasury department assists in evaluating, monitoring and controlling the impact that our business activities have on our financial condition, liquidity and capital structure, and maintains our relationships with various lenders. The objectives of these policies are to support the successful execution of our business strategies while ensuring ongoing and sufficient liquidity.

Liquidity is provided primarily through our business operations and financing activities.  Financing activities could include bank borrowings, repurchase agreement transactions or additional capital raising activities under our “universal” shelf registration statement.

Cash provided by operating activities during the six months ended March 31, 2018 was $987 million. In addition to operating cash flows related to net income, other increases in cash from operations included:

•	An increase of $770 million in brokerage client payables and other accounts payable, in part due to increased client cash balances in our client interest program.

•	A decrease of $381 million in assets segregated pursuant to regulations and other segregated assets.

Offsetting these, cash used in operations resulted from:

•	An increase in net trading instruments of $166 million.

•	A decrease of $157 million in accrued compensation, commissions and benefits, in part resulting from the annual payment of certain incentive awards, net of current year accruals.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

•	An increase in our brokerage client receivables and other receivables of $126 million, including an increase in margin loans.

•	An increase of $124 million in securities purchased under agreements to resell, net of securities sold under agreements to repurchase.

•	A decrease in securities loaned, net of securities borrowed, of $105 million.

Investing activities resulted in the use of $1.81 billion of cash during the six months ended March 31, 2018.

The primary investing activities were:

•	A net increase in RJ Bank loans used $1.15 billion.

•	Purchases of available-for-sale securities held at RJ Bank, net of proceeds from maturations, repayments and redemptions within the portfolio, used $420 million.

•	We used $159 million, net of cash acquired, for our acquisition of the Scout Group.

•	We used $70 million to fund property investments, primarily software and computer equipment.

Financing activities provided $312 million of cash during the six months ended March 31, 2018.

Increases in cash from financing activities resulted from:

•	An increase in RJ Bank deposit balances of $980 million, as RJ Bank retained a higher portion of RJBDP balances.

•	Proceeds of $300 million from borrowings on the RJF Credit Facility.

Offsetting these, decreases in cash from financing activities resulted from:

•	Net repayments of $610 million of lines of credit other than the RJF Credit Facility.

•	Repayments of $300 million of borrowings on the RJF Credit Facility.

•	Payment of dividends to our shareholders of $71 million.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and available from committed and uncommitted financing facilities provide adequate funds for continuing operations at current levels of activity.

Sources of liquidity

Approximately $1.20 billion of our total March 31, 2018 cash and cash equivalents included cash on hand held at the parent, as well as parent cash loaned to RJ&A. Our cash and cash equivalents held were as follows:

$ in thousands	March 31, 2018
RJF	$484,242
RJ&A	1,104,111
RJ Bank	736,749
RJ Ltd.	429,254
RJFS	119,819
Carillon Tower Advisers	78,202
Other subsidiaries	187,561
Total cash and cash equivalents	$3,139,938

RJF maintained depository accounts at RJ Bank with a balance of $193 million as of March 31, 2018. The portion of this total that is available on demand without restrictions, which amounted to $153 million at March 31, 2018, is reflected in the RJF total (and is excluded from the RJ Bank total).

RJF had loaned $742 million to RJ&A as of March 31, 2018 (such amount is included in the RJ&A cash balance), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

In addition to the cash balances described above, we have various other potential sources of cash available to the parent from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF, the parent company, from RJ&A and RJ Bank.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from client transactions. In addition, covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At March 31, 2018, RJ&A significantly exceeded both the minimum regulatory requirements and the covenants in its financing arrangements pertaining to net capital. At that date, RJ&A had excess net capital of $712 million, of which $339 million was available for dividend while still maintaining the internally-targeted net capital ratio of 15% of aggregate debit items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without Financial Industry Regulatory Authority approval.

RJ Bank may pay dividends to RJF without the prior approval of its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted regulatory capital ratios. At March 31, 2018, RJ Bank had $192 million of capital in excess of the amount it would need at March 31, 2018 to maintain its targeted total capital to risk-weighted assets ratio of 12.5%, and could pay a dividend of such amount without requiring prior approval of its regulator.

Although we have liquidity available to us from our other subsidiaries, the available amounts are not as significant as those described above and, in certain instances, may be subject to regulatory requirements.

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

The following table presents our committed financing arrangements with third-party lenders, which we generally utilize to finance a portion of our fixed income trading instruments held, and the outstanding balances related thereto:

	March 31, 2018
$ in thousands	RJ&A	RJF	Total	Total number of arrangements
Financing arrangement:
Committed secured	$300,000	$—	$300,000	3
Committed unsecured	—	300,000	300,000	1
Total committed financing arrangements	$300,000	$300,000	$600,000	4

Outstanding borrowing amount:
Committed secured	$—	$—	$—
Committed unsecured	—	—	—
Total outstanding borrowing amount	$—	$—	$—

Uncommitted financing arrangements

Our uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit. Our arrangements with third-party lenders are generally utilized to finance a portion of our fixed income securities or for cash management purposes. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed. As of March 31, 2018, we had outstanding borrowings under four uncommitted secured borrowing arrangements with lenders out of a total of 14 uncommitted financing arrangements (eight uncommitted secured and six uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents our borrowings on uncommitted financing arrangements, all of which were in RJ&A.

$ in thousands	March 31, 2018
Outstanding borrowing amount:
Uncommitted secured	$142,791
Uncommitted unsecured	—
Total outstanding borrowing amount	$142,791

Other financings

RJ Bank had $875 million in FHLB borrowings outstanding at March 31, 2018, comprised of floating-rate advances totaling $850 million and a $25 million fixed-rate advance, all of which were secured by a blanket lien on RJ Bank’s residential mortgage loan portfolio (see Note 12 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these borrowings). RJ Bank had an additional $1.58 billion in immediate credit available from the FHLB as of March 31, 2018 and, with the pledge of additional collateral to the FHLB, total available credit of 30% of total assets.

RJ Bank is eligible to participate in the Fed’s discount-window program; however, we do not view borrowings from the Fed as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and would be secured by pledged C&I loans.

From time to time we enter into repurchase agreements and reverse repurchase agreements.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balances on the repurchase agreements included in “Securities sold under agreements to repurchase” on our Condensed Consolidated Statements of Financial Condition included in this Form 10-Q, in the amount of $143 million as of March 31, 2018 (which are reflected in the table of uncommitted financing arrangements). Such financings are generally collateralized by non-customer, RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements.

The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period-end balances for repurchase agreements and reverse repurchase agreements were as follows:

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in thousands)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
March 31, 2018	$163,923	$157,466	$142,791	$378,109	$448,474	$448,474
December 31, 2017	218,690	229,036	229,036	443,391	506,711	307,742
September 30, 2017	241,365	247,048	220,942	463,618	503,462	404,462
June 30, 2017	231,378	226,972	226,972	479,653	540,823	483,820
March 31, 2017	204,623	222,476	222,476	410,678	535,224	535,224

At March 31, 2018, in addition to the financing arrangements described above, we had $26 million outstanding on a mortgage loan for our St. Petersburg, Florida home-office complex, that is included in “Other borrowings” in our Condensed Consolidated Statements of Financial Condition included of this Form 10-Q.

At March 31, 2018, we had aggregate outstanding senior notes payable of $1.55 billion. Our senior notes payable, exclusive of any unaccreted premiums or discounts and debt issuance costs, is comprised of $250 million par 5.625% senior notes due 2024, $500 million par 3.625% senior notes due 2026, and $800 million par 4.95% senior notes due 2046. See Note 15 of our 2017 Form 10-K for additional information.

Our senior long-term debt ratings as of the most current report are:

Rating Agency	Rating	Outlook
Standard & Poor’s Ratings Services	BBB+	Stable
Moody’s Investors Services	Baa1	Stable

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Our current long-term debt ratings depend upon a number of factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trends and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and market share, and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings.  Any rating downgrades could increase our costs in the event we were to obtain additional financing.

Should our credit rating be downgraded prior to a public debt offering, it is probable that we would have to offer a higher rate of interest to bond holders.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable. A downgrade below investment grade could result in the termination of certain derivative contracts and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions (see Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information). A credit downgrade could damage our reputation and result in certain counterparties limiting their business with us, result in negative comments by analysts, and potentially negatively impact investor perception of us, and cause a decline in our stock price and/or our clients’ perception of us. A credit downgrade would result in RJF incurring a higher commitment fee on any unused balance on one of its borrowing arrangements, the $300 million RJF Credit Facility, in addition to triggering a higher interest rate applicable to any borrowings outstanding on that line as of and subsequent to such downgrade. Conversely, an improvement in RJF’s current credit rating could have a favorable impact on the commitment fee, as well as the interest rate, applicable to any borrowings on such line. None of our borrowing arrangements contain a condition or event of default related to our credit ratings.

Other sources and uses of liquidity

We have COLI policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are self-directed while others are company-directed. The COLI policies that we could readily borrow against had a cash surrender value of approximately $466 million as of March 31, 2018, comprised of $262 million related to employee-directed plans and $204 million related to company-directed plans, and we were able to borrow up to 90%, or $419 million, of the March 31, 2018 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of March 31, 2018.

On May 22, 2015, we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune.

See the “Contractual obligations” section below for information regarding our contractual obligations.

Statement of financial condition analysis

The assets on our condensed consolidated statement of financial condition consisted primarily of cash and cash equivalents (a large portion of which is segregated for the benefit of clients), receivables including bank loans, financial instruments held for either trading purposes or as investments, and other assets.  A significant portion of our assets were liquid in nature, providing us with flexibility in financing our business.

Total assets of $36.03 billion as of March 31, 2018 were $1.15 billion, or 3%, greater than our total assets as of September 30, 2017. Net bank loans receivable increased $1.14 billion, reflecting growth across the portfolio during the period. Our available-for-sale securities portfolio increased $371 million, as we increased our investments in such securities during the period in line with our growth plan for this portfolio. Goodwill and identifiable intangible assets increased $154 million, due to the Scout Group acquisition. Brokerage client receivables increased $108 million, primarily due to increased margin lending. Offsetting these increases was a decrease in our cash and cash equivalents balances of $530 million; refer to the discussion of the components of this decrease in the “Liquidity and Capital Resources” section within this MD&A. Assets segregated pursuant to regulations and other segregated assets decreased $397 million.

As of March 31, 2018, our total liabilities of $29.99 billion were $799 million, or 3%, greater than our total liabilities as of September 30, 2017. Bank deposit liabilities increased $980 million, as RJ Bank retained a higher portion of RJBDP balances to fund a portion of our increased securities portfolio and net loan growth. Brokerage client payable balances increased $542 million, reflecting an increase in client cash balances in our client interest program. Offsetting these increases was a decrease in other borrowings of $612 million due to the repayment of certain borrowings during the period. Accrued compensation, commissions and benefits decreased $158 million as a result of annual payments of certain incentive compensation during the period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Contractual obligations

The Tax Act, which was enacted in December 2017, includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, which is permitted to be paid in annual installments over a period of 8 years based on the schedule outlined in the Tax Act. We currently estimate this transition tax to be $9 million (which excludes the related state tax liability), which is included in our provision for income taxes in our Condensed Consolidated Statements of Income and Comprehensive Income for the six months ended March 31, 2018.
Other than the item described above, as of March 31, 2018, there have been no material changes in our contractual obligations presented in our 2017 Form 10-K, other than in the ordinary course of business. See Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding certain commitments as of March 31, 2018.

Regulatory

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory” of our 2017 Form 10-K.

On March 15, 2018, the United States Court of Appeals for the Fifth Circuit vacated the U.S. Department of Labor’s final regulation (the “DOL Rule”) expanding the definition of who is deemed an “investment advice fiduciary” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). We are continuing to review implications of the court’s ruling, including on recent changes we have implemented as a result of the DOL Rule.

In addition, pursuant to the Dodd-Frank Act, the SEC voted on April 18, 2018 to move forward its new proposed rules to raise the standards of conduct for broker-dealers when making recommendations of securities transactions or investment strategies (“Regulation Best Interest”). We continue to review the proposal, which is in a comment period, including its potential implications to the firm.

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of March 31, 2018, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF and RJ Bank were categorized as “well capitalized” as of March 31, 2018.

The maintenance of certain risk-based regulatory capital levels could impact various capital allocation decisions impacting one or more of our businesses.  However, due to the strong capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities.

See Note 18 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information on regulatory capital requirements.

Critical accounting estimates

The condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during any reporting period in our condensed consolidated financial statements. Management has established detailed policies and control procedures intended to ensure the appropriateness of such estimates and assumptions and their consistent application from period to period. For a description of our significant accounting policies, see Note 2 of the Notes to Consolidated Financial Statements of our 2017 Form 10-K.

We believe that of our accounting estimates and assumptions, those described below involve a high degree of judgment and complexity. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. Therefore, understanding these critical accounting estimates is important in understanding our reported results of operations and financial position.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Assets and liabilities measured at fair value on a recurring basis

As of March 31, 2018, 11% of our total assets and 2% of our total liabilities were financial instruments measured at fair value on a recurring basis. Financial instrument which were assets measured at fair value on a recurring basis categorized as Level 3 amounted to $206 million as of March 31, 2018 and represented 5% of our assets measured at fair value. Of the Level 3 assets as of March 31, 2018, our ARS positions comprised $108 million, or 53%, and our private equity investments not measured at NAV comprised $96 million, or 47%, of the total.  Level 3 assets represented 3% of total equity as of March 31, 2018.

Our investments in private equity measured at NAV amounted to $97 million at March 31, 2018.

Financial instruments which were liabilities categorized as Level 3 were $1 million as of March 31, 2018.

See Notes 4, 5 and 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our financial instruments at fair value.

Loss provisions

Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting estimates - Loss provisions” of our 2017 Form 10-K for more information.

Loss provisions arising from legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of our 2017 Form 10-K. In addition, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matter contingencies as of March 31, 2018.

Loss provisions arising from operations of our Broker-Dealers

The recorded amounts of loss provisions associated with brokerage client receivables and loans to financial advisors and certain key revenue producers are subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing these broker-dealer related loss provisions and the related allowances for doubtful accounts, see the “Brokerage client receivables, net” and “Loans to financial advisors, net” sections of Note 2 of our 2017 Form 10-K and Note 2 of this Form 10-Q for information regarding the allowance for doubtful accounts associated with loans to financial advisors as of March 31, 2018.

Loan loss provisions arising from operations of RJ Bank

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio. See the discussion regarding RJ Bank’s methodology in estimating its allowance for loan losses in Note 2 of our 2017 Form 10-K.

At March 31, 2018, the amortized cost of all RJ Bank loans was $18.3 billion and an allowance for loan losses of $195 million was recorded against that balance. The total allowance for loan losses was equal to 1.07% of the amortized cost of the loan portfolio.

RJ Bank’s process of evaluating its probable loan losses includes a complex analysis of several quantitative and qualitative factors, requiring a substantial amount of judgment. As a result, the allowance for loan losses could be insufficient to cover actual losses. In such an event, any losses in excess of our allowance would result in a decrease in our net income, as well as a decrease in the level of regulatory capital at RJ Bank.

Recent accounting developments

For information regarding our recent accounting developments, see Note 2 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Off-Balance sheet arrangements

For information regarding our off-balance sheet arrangements, see Note 22 of the Notes to Consolidated Financial Statements of our 2017 Form 10-K and Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Effects of inflation

Our assets are primarily liquid in nature and are not significantly affected by inflation. However, the rate of inflation affects our expenses, including employee compensation, communications and information processing, and occupancy costs, which may not be readily recoverable through charges for services we provide to our clients.

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

The principal risks related to our business activities are market, credit, liquidity, operational, model, and regulatory and legal.

Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our inventory, derivative and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and, to a lesser extent, through our banking operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Market risk” of our 2017 Form 10-K for a discussion of our market risk including how we manage such risk. See Notes 4, 5 and 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for fair value and other information regarding our trading inventories, available-for-sale securities and derivative instruments.

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

The Fed’s MRR requires us to perform daily back testing procedures of our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income and intraday trading. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three and six months ended March 31, 2018, our regulatory-defined daily loss in our trading portfolios exceeded our predicted VaR once.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table sets forth the high, low, period end and daily average VaR for all of our trading portfolios, including fixed income, equity, and derivative instruments, for the period and dates indicated:

	Six months ended March 31, 2018		Period end VaR
$ in thousands	High	Low	March 31, 2018	September 30, 2017
Daily VaR	$2,256	$654	$1,492	$1,427

	Three months ended March 31,		Six months ended March 31,
$ in thousands	2018	2017	2018	2017
Daily average VaR	$1,177	$1,967	$1,390	$1,819

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

Should markets suddenly become more volatile, actual trading losses may exceed VaR results presented on a single day and might accumulate over a longer time horizon, such as a number of consecutive trading days. Accordingly, management applies additional controls including position limits, a daily review of trading results, review of the status of aged inventory, independent controls on pricing, monitoring of concentration risk, review of issuer ratings and stress testing. We utilize stress testing to complement our VaR analysis so as to measure risk under historical and hypothetical adverse scenarios. During volatile markets, we may choose to pare our trading inventories to reduce risk.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase GNMA or FNMA MBS which are issued on behalf of various state and local housing finance agencies.  These activities result in exposure to interest rate risk. In order to hedge the interest rate risk to which we would otherwise be exposed between the date of the commitment and the date of sale of the MBS, we enter into TBA security contracts with investors for generic MBS at specific rates and prices to be delivered on settlement dates in the future. See Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these activities.

Banking operations

RJ Bank maintains an earning asset portfolio that is comprised of cash, C&I loans, tax-exempt loans, SBL, commercial and residential real estate loans, MBS and CMOs (both of which are held in the available-for-sale securities portfolio), Small Business Administration loan securitizations and a trading portfolio of corporate loans.  Those earning assets are primarily funded by client deposits.  Based on its current earning asset portfolio, RJ Bank is subject to interest rate risk.  In recent periods, RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising given the Federal Reserve Bank’s increases in short-term interest rates.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Market risk” of our 2017 Form 10-K.

We utilize a hedging strategy using interest rate swaps as a result of RJ Bank’s asset and liability management process. For further information regarding this risk management objective, see the discussion of this hedging strategy in Note 2 of the Notes to Consolidated Financial Statements of our 2017 Form 10-K and in Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model:

Instantaneous changes in rate	Net interest income ($ in thousands)	Projected change in net interest income
+200	$722,743	(1.69)%
+100	$749,188	1.91%
0	$735,138	—
-100	$648,762	(11.75)%

Refer to “Management’s Discussion and Analysis - Net interest analysis” within this Form 10-Q for a discussion of the impact that an increase in short-term interest rates could have on the firm’s operations.

The following table shows the contractual maturities of RJ Bank’s loan portfolio at March 31, 2018, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table. Loan amounts in the table below exclude unearned income and deferred expenses.

	Due in
$ in thousands	One year or less	> One year – five years	> 5 years	Total
Loans held for investment:
C&I loans	$168,680	$3,798,442	$3,694,811	$7,661,933
CRE construction loans	34,268	140,687	—	174,955
CRE loans	443,969	2,249,133	553,977	3,247,079
Tax-exempt loans	—	22,630	1,151,548	1,174,178
Residential mortgage loans	976	2,129	3,367,446	3,370,551
SBL	2,622,445	3,520	—	2,625,965
Total loans held for investment	3,270,338	6,216,541	8,767,782	18,254,661
Loans held for sale	—	—	110,759	110,759
Total loans	$3,270,338	$6,216,541	$8,878,541	$18,365,420

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at March 31, 2018. Loan amounts in the table below exclude unearned income and deferred expenses.

	Interest rate type
$ in thousands	Fixed	Adjustable	Total
Loans held for investment:
C&I loans	$1,700	$7,491,553	$7,493,253
CRE construction loans	—	140,687	140,687
CRE loans	77,899	2,725,211	2,803,110
Tax-exempt loans	1,142,278	31,900	1,174,178
Residential mortgage loans	237,086	3,132,489	3,369,575
SBL	3,520	—	3,520
Total loans held for investment	1,462,483	13,521,840	14,984,323
Loans held for sale	2,883	107,876	110,759
Total loans	$1,465,366	$13,629,716	$15,095,082

Contractual loan terms for C&I, CRE, CRE construction and residential mortgage loans may include an interest rate floor and/or fixed interest rates for a certain period of time, which would impact the timing of the interest rate reset for the respective loan.

See the discussion within the “Management’s Discussion and Analysis - Risk management - Credit risk - Risk monitoring process” section of this Form 10-Q for additional information regarding RJ Bank’s interest-only residential mortgage loan portfolio.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

In our RJ Bank available-for-sale portfolio, we hold primarily fixed-rate agency MBS and CMOs which were carried at fair value in our Condensed Consolidated Statements of Financial Condition at March 31, 2018 with changes in the fair value of the portfolio recorded through “Other comprehensive income” in our Condensed Consolidated Statements of Income and Comprehensive Income. At March 31, 2018, our RJ Bank available-for-sale portfolio had a fair value $2.45 billion with a weighted-average yield of 2.15% and an average expected duration of three years. See Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on the fair value of these securities.

Other

We hold ARS, which are long-term variable rate securities tied to short-term interest rates, that are accounted for as available-for-sale and are carried at fair value on our Condensed Consolidated Statements of Financial Condition. These securities generally have embedded penalty interest rate provisions in the event auctions fail to set the security’s interest rate. These penalty rates are based upon a stated interest rate spread over what is typically a short-term base interest rate index.  As short-term interest rates rise, the penalty rate that is specified in the security increases.  Changes in interest rates impact the fair value of our ARS portfolio, as we estimate that at some level of increase in short-term interest rates, issuers of the securities will have the economic incentive to refinance (and thus prepay) the securities.  The faster and steeper short-term interest rates rise, the earlier prepayments will likely occur and the higher the fair value of the security. See Notes 4 and 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on these securities.

Equity price risk

We are exposed to equity price risk as a consequence of our capital markets activities. Our broker-dealer activities are primarily client-driven, with the objective of meeting clients’ needs while earning a trading profit to compensate for the risk associated with carrying inventory.  We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions throughout each day and establishing position limits.

In addition, our private equity investments may be impacted by equity prices.

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar. For example, a portion of our bank loan portfolio includes loans which are denominated in Canadian dollars totaling $1.13 billion and $1.00 billion at March 31, 2018 and September 30, 2017, respectively. A portion of such loans are held by RJ Bank’s Canadian subsidiary, which is discussed further below.

Investments in foreign subsidiaries

RJ Bank has an investment in a Canadian subsidiary, resulting in foreign exchange risk. To mitigate its foreign exchange risk, RJ Bank utilizes short-term, forward foreign exchange contracts. These derivative agreements are primarily accounted for as net investment hedges in the condensed consolidated financial statements. See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding these derivative contracts.

We had foreign exchange risk in our investment in RJ Ltd. of CDN $330 million at March 31, 2018, which was not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in other comprehensive income/(loss) (“OCI”) on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding all of our components of OCI.

We also have foreign exchange risk associated with our investments in subsidiaries located in the United Kingdom, Germany and France. These investments are not hedged and we do not believe we have material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries.

Transactions and resulting balances denominated in a currency other than the U.S. dollar

We are subject to foreign exchange risk due to our holdings of cash and certain other assets and liabilities resulting from transactions denominated in a currency other than the U.S. dollar. Any currency-related gains/losses arising from these foreign currency denominated balances are reflected in “Other revenues” in our Condensed Consolidated Statements of Income and Comprehensive Income. The foreign exchange risk associated with a portion of such transactions and balances denominated in foreign currency are mitigated utilizing short-term, forward foreign exchange contracts. Such derivatives are not designated hedges and therefore the related gains/losses

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

associated with these contracts are included in “Other revenues” in our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding our derivative contracts.

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

Our allowance for loan losses is regularly evaluated with adjustments made on a quarterly basis. Several factors were taken into consideration in evaluating the allowance for loan losses at March 31, 2018, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio.

The following table presents RJ Bank’s changes in the allowance for loan losses:

	Six months ended March 31,
$ in thousands	2018	2017
Allowance for loan losses beginning of year	$190,442	$197,378
Provision for loan losses	8,565	6,888
Charge-offs:
C&I loans	(4,176)	(22,693)
Residential mortgage loans	(299)	(565)
Total charge-offs	(4,475)	(23,258)
Recoveries:
CRE loans	—	5,013
Residential mortgage loans	760	360
Total recoveries	760	5,373
Net charge-offs	(3,715)	(17,885)
Foreign exchange translation adjustment	(440)	(147)
Allowance for loan losses end of period	$194,852	$186,234
Allowance for loan losses to bank loans outstanding	1.07%	1.17%

The loan loss provision increased to $8.6 million from $6.9 million in the prior year. See further explanation of the loan loss provision increase in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - RJ Bank” of this Form 10-Q. As a result of improved credit quality in the loan portfolio, the total allowance for loan losses to total to bank loans outstanding declined to 1.07% at March 31, 2018 from 1.17% at March 31, 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment:

	Three months ended March 31,				Six months ended March 31,
	2018		2017		2018		2017
$ in thousands	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
C&I loans	$(3,573)	0.19%	$(19,304)	1.05%	$(4,176)	0.11%	$(22,693)	0.61%
CRE loans	—	—	—	—	—	—	5,013	0.38%
Residential mortgage loans	(48)	0.01%	(183)	0.03%	461	0.03%	(205)	0.02%
Total	$(3,621)	0.08%	$(19,487)	0.49%	$(3,715)	0.04%	$(17,885)	0.23%

The level of charge-off activity is a factor that is considered in evaluating the potential for severity of future credit losses. Net charge-offs for the six months ended March 31, 2018 decreased $14 million as compared to the prior year. The decrease was due to the prior year reflecting the resolution of one corporate C&I loan which resulted in a significant charge-off.

The table below presents the nonperforming loans balance and total allowance for loan losses:

	March 31, 2018			September 30, 2017
$ in thousands	Nonperforming loan balance	Allowance for loan losses balance	Loan category as a % of total loans receivable	Nonperforming loan balance	Allowance for loan losses balance	Loan category as a % of total loans receivable
Loans held for investment:
C&I loans	$4,014	$(124,978)	42%	$5,221	$(119,901)	43%
CRE construction loans	—	(2,218)	1%	—	(1,421)	1%
CRE loans	—	(42,662)	18%	—	(41,749)	18%
Tax-exempt loans	—	(7,773)	6%	—	(6,381)	6%
Residential mortgage loans	30,585	(12,491)	18%	33,749	(16,691)	18%
SBL	—	(4,730)	14%	—	(4,299)	14%
Loans held for sale	—	—	1%	—	—	—%
Total	$34,599	$(194,852)	100%	$38,970	$(190,442)	100%
Total nonperforming loans as a % of RJ Bank total loans	0.19%			0.23%

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased during the six months ended March 31, 2018.  This decrease was due to a $3 million decrease in nonperforming residential mortgage loans and a $1 million decrease in nonperforming C&I loans. As of March 31, 2018, nonperforming residential mortgage loans included $1 million of loans which were 90 days or more past due and in the process of collection but were still accruing, as well as $26 million in loans for which $14 million in charge-offs was previously recorded, resulting in less exposure within the remaining balance.

The nonperforming loan balances above exclude $12 million and $14 million as of March 31, 2018 and September 30, 2017, respectively, of residential TDRs which were returned to accrual status in accordance with our policy. Total nonperforming assets, including other real estate acquired in the settlement of residential mortgages, amounted to $38 million and $44 million at March 31, 2018 and September 30, 2017, respectively. Total nonperforming assets as a percentage of RJ Bank total assets were 0.17% and 0.21% at March 31, 2018 and September 30, 2017, respectively.

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk” of our 2017 Form 10-K. There were no material changes in RJ Bank’s underwriting policies during the six months ended March 31, 2018.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Risk monitoring process

Another component of credit risk strategy at RJ Bank is the ongoing risk monitoring and review processes for all residential, SBL, corporate and tax-exempt credit exposures, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no material changes to those processes and policies during the six months ended March 31, 2018.

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

	Amount of delinquent residential loans			Delinquent residential loans as a percentage of outstanding loan balances
$ in thousands	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
March 31, 2018
Residential mortgage loans:
First mortgage loans	$3,943	$18,678	$22,621	0.12%	0.55%	0.67%
Home equity loans/lines	269	114	383	0.97%	0.41%	1.38%
Total residential mortgage loans	$4,212	$18,792	$23,004	0.12%	0.56%	0.68%

September 30, 2017
Residential mortgage loans:
First mortgage loans	$3,061	$19,823	$22,884	0.10%	0.63%	0.73%
Home equity loans/lines	248	18	266	0.91%	0.07%	0.98%
Total residential mortgage loans	$3,309	$19,841	$23,150	0.10%	0.63%	0.73%

At March 31, 2018, loans over 30 days delinquent (including nonperforming loans) decreased to 0.68% of residential mortgage loans outstanding, compared to 0.73% over 30 days delinquent at September 30, 2017.  Our March 31, 2018 percentage continues to compare favorably to the national average for over 30 day delinquencies of 3.73% as most recently reported by the Fed. RJ Bank’s significantly lower delinquency rate as compared to its peers is the result of our uniform underwriting policies, the lack of subprime loans and the limited amount of non-traditional loan products.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans were as follows:

March 31, 2018			September 30, 2017
	Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans		Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans
CA	24.7%	4.6%	CA	23.8%	4.4%
FL	17.9%	3.3%	FL	18.9%	3.5%
TX	7.6%	1.4%	TX	7.8%	1.4%
NY	7.2%	1.3%	NY	6.8%	1.3%
CO	3.5%	0.6%	CO	3.4%	0.6%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At March 31, 2018 and September 30, 2017, these loans totaled $805 million and $683 million, respectively, or approximately 25% and 20% of the residential mortgage portfolio, respectively. The weighted average number of years before the remainder of the loans, which were still in their interest-only period at March 31, 2018, begins amortizing is 6.8 years.

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent weighted-average LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio were as follows:

	March 31, 2018	September 30, 2017
Residential first mortgage loan weighted-average LTV/FICO	65%/762	65%/758

The average estimated LTV was approximately 55% for the total residential mortgage loan portfolio. Residential mortgage loans with estimated LTVs in excess of 100% represented much less than 1% of the residential mortgage loan portfolio as of March 31, 2018. Credit risk management considers this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage loan portfolio.

Corporate and tax-exempt loans

Other than loans classified as nonperforming, the amount of corporate and tax-exempt loans that were delinquent greater than 30 days was not significant as of March 31, 2018.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans were as follows:

March 31, 2018			September 30, 2017
	Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans		Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans
Power & infrastructure	5.4%	3.6%	Office (real estate)	5.9%	4.0%
Office (real estate)	5.2%	3.5%	Retail real estate	5.3%	3.6%
Retail real estate	4.8%	3.2%	Power & infrastructure	5.3%	3.6%
Consumer products and services	4.7%	3.2%	Consumer products and services	5.2%	3.5%
Hospitality	4.4%	3.0%	Hospitality	4.7%	3.2%

Liquidity risk

See the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cyber security incidents. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Operational risk” of our 2017 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes. There have been no material changes in such processes during the six months ended March 31, 2018.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

As more fully described in the discussion of our business technology risks included in various risk factors presented in “Item 1A - Risk Factors” of our 2017 Form 10-K, despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code and other events that could have an impact on the security and stability of our operations.  Notwithstanding the precautions we take, if one or more of these events were to occur, this could jeopardize the information we confidentially maintain, including that of our clients and counterparties, which is processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our clients or counterparties. To-date, we have not experienced any material losses relating to cyberattacks or other information security breaches; however, there can be no assurances that we will not suffer such losses in the future.

Model Risk

Model risk refers to the possibility of unintended business outcomes arising from the design, implementation or use of models. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Model Risk” of our 2017 Form 10-K for information regarding how we utilize models throughout the firm and how we manage model risk.

Regulatory and legal risk

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Regulatory and legal risk” of our 2017 Form 10-K for information on our regulatory and legal risks, including how we manage such risks. There have been no material changes in our risk mitigation processes during the six months ended March 31, 2018.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management” of this Form 10-Q for our quantitative and qualitative disclosures about market risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Not applicable.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 2.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described below. The following table presents information on our purchases of our own stock, on a monthly basis, for the six months ended March 31, 2018:

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in thousands) at each month-end, of securities that may yet be purchased under the plans or programs

October 1, 2017 – October 31, 2017	8,493	$85.25	—	$135,671
November 1, 2017 – November 30, 2017	18,539	$85.32	—	$135,671
December 1, 2017 – December 31, 2017	205,504	$87.32	—	$135,671
First quarter	232,536	$87.08	—

January 1, 2018 – January 31, 2018	18,887	$91.47	—	$135,671
February 1, 2018 – February 28, 2018	5,708	$91.85	—	$135,671
March 1, 2018 – March 31, 2018	861	$97.04	—	$135,671
Second quarter	25,456	$91.74	—
Fiscal year-to-date total	257,992	$87.54	—

Of the total for the six months ended March 31, 2018, share purchases for the trust fund established to acquire our common stock in the open market and used to settle RSUs granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiary approximated 77 thousand shares, for a total consideration of $7 million (for more information on this trust fund, see Note 2 of the Notes to Consolidated Financial Statements of our 2017 Form 10-K and Note 9 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q). These activities do not utilize the repurchase authority presented in the table above.

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  Of the total for the six months ended March 31, 2018, shares surrendered to us by employees for such purposes approximated 181 thousand shares, for a total consideration of $16 million. These activities do not utilize the repurchase authority presented in the table above.

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

10.1
Form of Award Agreement for Grant of Retention RSUs to Mr. Paul C. Reilly, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2018.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	May 8, 2018	/s/ Paul C. Reilly
Paul C. Reilly
Chairman and Chief Executive Officer

Date:	May 8, 2018	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance and Chief Financial Officer