Form 10-Q
period 2018-06-30
RAYMOND JAMES FINANCIAL INC
filed 2018-08-07
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

145,888,459 shares of common stock as of August 6, 2018

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in thousands, except share amounts	June 30, 2018	September 30, 2017
Assets:
Cash and cash equivalents	$3,179,751	$3,669,672
Assets segregated pursuant to regulations and other segregated assets	2,687,365	3,476,085
Securities purchased under agreements to resell	343,052	404,462
Securities borrowed	164,256	138,319
Financial instruments owned, at fair value:
Trading instruments (includes $537,169 and $357,099 pledged as collateral)	670,350	564,263
Available-for-sale securities (includes $21,305 and $- pledged as collateral)	2,668,211	2,188,282
Derivative assets	217,522	318,775
Private equity investments	164,457	198,779
Other investments (includes $26,487 and $6,640 pledged as collateral)	214,882	220,980
Brokerage client receivables, net	2,899,385	2,766,771
Receivables from brokers, dealers and clearing organizations	237,301	268,021
Other receivables	671,621	652,769
Bank loans, net	18,987,806	17,006,795
Loans to financial advisors, net	928,488	873,272
Investments in real estate partnerships held by consolidated variable interest entities	99,091	111,743
Property and equipment, net	471,603	437,374
Deferred income taxes, net	231,816	313,486
Goodwill and identifiable intangible assets, net	641,787	493,183
Other assets	885,365	780,425
Total assets	$36,364,109	$34,883,456

Liabilities and equity:
Bank deposits	$19,478,561	$17,732,362
Securities sold under agreements to repurchase	115,464	220,942
Securities loaned	386,651	383,953
Financial instruments sold but not yet purchased, at fair value:
Trading instruments	258,881	221,449
Derivative liabilities	292,225	356,964
Brokerage client payables	5,066,586	5,411,829
Payables to brokers, dealers and clearing organizations	195,560	172,714
Accrued compensation, commissions and benefits	1,005,598	1,059,996
Other payables	864,713	567,045
Other borrowings	900,326	1,514,012
Senior notes payable	1,549,493	1,548,839
Total liabilities	30,114,058	29,190,105
Commitments and contingencies (see Note 14)
Equity
Preferred stock; $.10 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 156,126,130 and 154,228,235 shares issued as of June 30, 2018 and September 30, 2017, respectively, and 145,754,690 and 144,096,521 shares outstanding as of June 30, 2018 and September 30, 2017, respectively	1,561	1,542
Additional paid-in capital	1,780,994	1,645,397
Retained earnings	4,814,603	4,340,054
Treasury stock, at cost; 10,343,288 and 10,084,038 common shares as of June 30, 2018 and September 30, 2017, respectively	(413,202)	(390,081)
Accumulated other comprehensive loss	(26,593)	(15,199)
Total equity attributable to Raymond James Financial, Inc.	6,157,363	5,581,713
Noncontrolling interests	92,688	111,638
Total equity	6,250,051	5,693,351
Total liabilities and equity	$36,364,109	$34,883,456
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
in thousands, except per share amounts	2018	2017	2018	2017
Revenues:
Securities commissions and fees	$1,115,465	$1,017,908	$3,336,311	$2,994,405
Investment banking	115,069	104,191	285,786	267,993
Investment advisory and related administrative fees	153,627	117,378	447,083	335,901
Interest income	271,342	204,224	751,917	579,550
Account and service fees	201,264	174,084	577,056	485,856
Net trading profit	11,371	23,404	45,278	59,770
Other	22,764	21,918	70,297	68,714
Total revenues	1,890,902	1,663,107	5,513,728	4,792,189
Interest expense	(54,307)	(38,560)	(138,340)	(111,203)
Net revenues	1,836,595	1,624,547	5,375,388	4,680,986
Non-interest expenses:
Compensation, commissions and benefits	1,207,512	1,082,382	3,556,927	3,124,563
Communications and information processing	91,651	77,819	272,067	226,047
Occupancy and equipment costs	49,503	46,507	149,018	140,057
Business development	56,944	39,305	133,543	116,186
Investment sub-advisory fees	23,028	20,133	68,470	57,206
Bank loan loss provision	5,226	6,209	13,791	13,097
Acquisition-related expenses	—	3,366	3,927	17,118
Losses on extinguishment of debt	—	—	—	8,282
Other	84,689	71,885	216,830	332,671
Total non-interest expenses	1,518,553	1,347,606	4,414,573	4,035,227
Income including noncontrolling interests and before provision for income taxes	318,042	276,941	960,815	645,759
Provision for income taxes	85,800	91,590	366,725	204,160
Net income including noncontrolling interests	232,242	185,351	594,090	441,599
Net income/(loss) attributable to noncontrolling interests	(16)	1,927	143	(1,147)
Net income attributable to Raymond James Financial, Inc.	$232,258	$183,424	$593,947	$442,746

Earnings per common share – basic	$1.59	$1.27	$4.08	$3.09
Earnings per common share – diluted	$1.55	$1.24	$3.99	$3.02
Weighted-average common shares outstanding – basic	145,634	143,712	145,156	143,059
Weighted-average common and common equivalent shares outstanding – diluted	149,447	147,103	148,787	146,347

Net income attributable to Raymond James Financial, Inc.	$232,258	$183,424	$593,947	$442,746
Other comprehensive income/(loss), net of tax:
Net change in unrealized gain/(loss) on available-for-sale securities and non-credit portion of other-than-temporary impairment losses	(3,848)	1,776	(32,428)	(418)
Net change in unrealized gain/(loss) on currency translations, net of the impact of net investment hedges	(6,290)	7,423	(8,512)	10,647
Net change in unrealized gain/(loss) on cash flow hedges	6,068	(3,775)	29,546	23,494
Total comprehensive income	$228,188	$188,848	$582,553	$476,469

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine months ended June 30,
$ in thousands, except per share amounts	2018	2017
Common stock, par value $.01 per share:
Balance beginning of year	$1,542	$1,513
Share issuances	19	27
Balance end of period	1,561	1,540

Additional paid-in capital:
Balance beginning of year	1,645,397	1,498,921
Employee stock purchases	23,923	20,229
Exercise of stock options and vesting of restricted stock units, net of forfeitures	33,677	31,556
Restricted stock, stock option and restricted stock unit expense	76,825	72,036
Other	1,172	826
Balance end of period	1,780,994	1,623,568

Retained earnings:
Balance beginning of year	4,340,054	3,834,781
Net income attributable to Raymond James Financial, Inc.	593,947	442,746
Cash dividends declared	(119,288)	(98,644)
Other	(110)	—
Balance end of period	4,814,603	4,178,883

Treasury stock:
Balance beginning of year	(390,081)	(362,937)
Purchases/surrenders	(8,706)	(9,265)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(14,415)	(20,507)
Balance end of period	(413,202)	(392,709)

Accumulated other comprehensive loss:
Balance beginning of year	(15,199)	(55,733)
Net change in unrealized loss on available-for-sale securities and non-credit portion of other-than-temporary impairment losses, net of tax	(32,428)	(418)
Net change in unrealized gain/(loss) on currency translations, net of the impact of net investment hedges, net of tax	(8,512)	10,647
Net change in unrealized gain on cash flow hedges, net of tax	29,546	23,494
Balance end of period	(26,593)	(22,010)
Total equity attributable to Raymond James Financial, Inc.	$6,157,363	$5,389,272

Noncontrolling interests:
Balance beginning of year	$111,638	$146,431
Net income attributable to noncontrolling interests	143	(1,147)
Capital contributions	—	9,776
Distributions	(18,841)	(39,968)
Derecognition resulting from sales	—	(4,628)
Other	(252)	1,014
Balance end of period	92,688	111,478
Total equity	$6,250,051	$5,500,750

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended June 30,
$ in thousands	2018	2017
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$593,947	$442,746
Net income/(loss) attributable to noncontrolling interests	143	(1,147)
Net income including noncontrolling interests	594,090	441,599
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	71,930	62,149
Deferred income taxes	98,846	(56,948)
Premium and discount amortization on available-for-sale securities and loss/(gain) on other investments	2,855	(23,468)
Provisions for loan losses, legal and regulatory proceedings and bad debts	33,679	159,131
Share-based compensation expense	80,724	76,419
Compensation expense/(benefit) payable in common stock of an acquiree	(5,850)	12,810
Unrealized gain on company owned life insurance, net of expenses	(19,657)	(30,076)
Losses on extinguishment of debt	—	8,282
Other	21,659	18,129
Net change in:
Assets segregated pursuant to regulations and other segregated assets	765,346	1,497,360
Securities purchased under agreements to resell, net of securities sold under agreements to repurchase	(47,701)	21,010
Securities loaned, net of securities borrowed	(23,567)	(229,170)
Loans provided to financial advisors, net of repayments	(72,877)	(41,779)
Brokerage client receivables and other accounts receivable, net	(149,237)	(68,688)
Trading instruments, net	(88,299)	10
Derivative instruments, net	76,850	78,879
Other assets	(48,812)	54,043
Brokerage client payables and other accounts payable	(183,746)	(678,686)
Accrued compensation, commissions and benefits	(51,965)	(17,288)
Proceeds from sales of securitizations and loans held for sale, net of purchases and originations of loans held for sale	(65,119)	44,369
Net cash provided by operating activities	989,149	1,328,087

Cash flows from investing activities:
Additions to property, buildings and equipment, including software	(96,114)	(152,715)
Increase in bank loans, net	(1,875,301)	(1,731,114)
Proceeds from sales of loans held for investment	140,478	287,669
Purchases of available-for-sale securities	(899,243)	(1,424,706)
Available-for-sale securities maturations, repayments and redemptions	359,537	198,654
Proceeds from sales of available-for-sale securities	—	65,656
Business acquisition, net of cash acquired	(159,200)	—
Other investing activities, net	32,215	84,701
Net cash used in investing activities	(2,497,628)	(2,671,855)

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued from previous page)

	Nine months ended June 30,
$ in thousands	2018	2017
Cash flows from financing activities:
Proceeds from borrowings on the RJF Credit Facility	300,000	—
Repayment of borrowings on the RJF Credit Facility	(300,000)	—
Repayments of short-term borrowings, net	(610,000)	—
Proceeds from Federal Home Loan Bank advances	850,000	850,000
Repayments of Federal Home Loan Bank advances and other borrowed funds	(853,686)	(653,461)
Proceeds from senior note issuances, net of debt issuance costs paid	—	508,489
Extinguishment of senior notes payable	—	(350,000)
Acquisition-related contingent consideration received, net of payments	—	2,992
Exercise of stock options and employee stock purchases	54,695	51,183
Increase in bank deposits	1,746,199	2,048,334
Purchases of treasury stock	(23,788)	(32,179)
Dividends on common stock	(107,215)	(95,322)
Distributions to noncontrolling interests, net	(14,101)	(27,782)
Net cash provided by financing activities	1,042,104	2,302,254

Currency adjustment:
Effect of exchange rate changes on cash	(23,546)	6,541
Net increase/(decrease) in cash and cash equivalents	(489,921)	965,027
Cash and cash equivalents at beginning of year	3,669,672	1,650,452
Cash and cash equivalents at end of period	$3,179,751	$2,615,479

Supplemental disclosures of cash flow information:
Cash paid for interest	$127,069	$92,930
Cash paid for income taxes	$191,760	$243,585

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2018

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100% owned subsidiaries. In addition, we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 and Note 10 of our Annual Report on Form 10-K (the “2017 Form 10-K”) for the year ended September 30, 2017, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and in Note 9 of this Form 10-Q. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

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

Loans to financial advisors, net

As more fully described in Note 2 of our 2017 Form 10-K, we offer loans to financial advisors and certain other key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes. We present the outstanding balance of “Loans to financial advisors, net” on our Condensed Consolidated Statements of Financial Condition, net of the allowance for doubtful accounts. Of the gross balance outstanding, the portion associated with financial advisors who are no longer affiliated with us was approximately $21 million and $22 million at June 30, 2018 and September 30, 2017, respectively. Our allowance for doubtful accounts was approximately $9 million and $8 million at June 30, 2018 and September 30, 2017, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recent accounting developments

Accounting guidance recently adopted

Income Taxes - In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-05, which amended income tax accounting guidance to include guidance issued by the SEC related to the implementation of the Tax Cuts and Jobs Act (the “Tax Act”), which we applied during our first fiscal quarter of 2018 when it was issued by the SEC. See Note 13 for more information.

Reclassification of certain tax effects from accumulated other comprehensive income (“AOCI”) - In February 2018, the FASB issued guidance (ASU 2018-02) allowing companies to reclassify to retained earnings the tax effects related to items within AOCI that the FASB refers to as having been stranded as a result of the Tax Act. We early adopted this amended guidance on January 1, 2018 on a modified retrospective approach. The amount reclassified from AOCI to retained earnings related to the Tax Act was insignificant. See Note 15 for more information.

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

The new guidance is required to be applied to cash flow and net investment hedges that exist on the date of adoption on a modified retrospective basis. Changes to presentation and disclosure requirements are only required on a prospective basis. We early-adopted this new guidance on April 1, 2018 and the adoption had no effect on our financial position and results of operations.

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

Lease accounting - In February 2016, the FASB issued new guidance related to the accounting for leases (ASU 2016-02). The new guidance requires the recognition of assets and liabilities on the balance sheet related to the rights and obligations created by lease agreements with terms greater than twelve months, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease will primarily depend upon its classification as a finance or operating lease. The new guidance requires new disclosures to help financial statement users better understand the amount, timing and cash flows arising from leases. This new guidance, including subsequent amendments, is first effective for our fiscal year beginning on October 1, 2019. Although permitted, we do not plan to early adopt. Upon adoption, we will use a modified retrospective approach, with a cumulative effect adjustment to opening retained earnings. Our implementation efforts include reviewing existing leases and service contracts, which may include embedded leases. We are in the process of identifying changes to our business processes, systems and controls to support adoption of the new guidance. This new guidance will impact our financial position and results of operations. We are evaluating the magnitude of such impact.

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

Share-based payment awards (modifications) - In May 2017, the FASB issued amended guidance that clarifies when changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting (ASU 2017-09). The amended guidance states an entity should account for the effects of a modification unless certain criteria are met which include that the modified award has the same fair value, vesting conditions and classification as the original award. This amended guidance is first effective for our fiscal year beginning October 1, 2018 and will be adopted on a prospective basis. Early adoption is permitted. Given that this guidance applies to specific transactions and would only become relevant in certain circumstances, we are unable to estimate the impact, if any, this amended guidance may have on our financial position and results of operations.

Share-based payment awards (nonemployee) - In June 2018, the FASB issued amended guidance that aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions (ASU 2018-07). The amended guidance states an entity should measure the fair value of the award by estimating the fair value of the equity instruments to be issued and, for equity-classified awards, the fair value should be measured on the grant date. The amended guidance also clarifies that nonemployee awards that contain a performance condition are to be measured based on the outcome that is probable and that entities may elect, on an award-by-award basis, to use the expected term or the contractual term to measure the award. This amended guidance is first effective for our fiscal year beginning October 1, 2019 and will be adopted using a modified retrospective approach with a cumulative adjustment to retained earnings. Early adoption is permitted, but not before an entity has adopted the amended revenue recognition guidance. We are considering whether we will early adopt this new guidance and the timing thereof, as well as the impact it will have on our financial position and results of operations.

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

Acquisition-related expenses

The “Acquisition-related expenses” presented in our Condensed Consolidated Statements of Income and Comprehensive Income for
the nine months ended June 30, 2018 pertain to certain incremental expenses incurred in connection with the Scout Group acquisition. Acquisition-related expenses for the three and nine months ended June 30, 2017 primarily related to our fiscal year 2016 acquisitions of the U.S. Private Client Services unit of Deutsche Bank Wealth Management (“Alex. Brown”) and MacDougall, MacDougall & MacTier Inc. (“3Macs”), which are described further in Note 3 of our 2017 Form 10-K.

The table below presents a summary of acquisition-related expenses incurred in each respective period.

	Three months ended June 30,		Nine months ended June 30,
$ in thousands	2018	2017	2018	2017
Legal and regulatory	$—	$1,509	$2,281	$2,336
Severance	—	177	990	5,734
Information systems integration costs	—	29	162	1,651
Acquisition and integration-related incentive compensation costs	—	—	—	5,474
Early termination costs of assumed contracts	—	—	—	1,329
Post-closing purchase price contingency	—	—	—	(3,499)
Deutsche Bank restricted stock unit (“DBRSU”) obligation and related hedge	—	(28)	—	770
All other	—	1,679	494	3,323
Total acquisition-related expenses	$—	$3,366	$3,927	$17,118

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

The tables below present assets and liabilities measured at fair value on a recurring and nonrecurring basis. Netting adjustments represent the impact of counterparty and collateral netting on our derivative balances included in our Condensed Consolidated Statements of Financial Condition. See Note 6 for additional information. Bank loans held for sale measured at fair value on a nonrecurring basis are recorded at a fair value lower than cost.

$ in thousands	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Netting adjustments	Balance as of June 30, 2018
Assets at fair value on a recurring basis
Trading instruments
Municipal and provincial obligations	$106	$228,326	$—	$—	$228,432
Corporate obligations	17,029	118,103	—	—	135,132
Government and agency obligations	11,381	49,673	—	—	61,054
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	286	77,377	—	—	77,663
Non-agency CMOs and asset-backed securities (“ABS”)	—	95,849	4	—	95,853
Total debt securities	28,802	569,328	4	—	598,134
Equity securities	14,557	279	—	—	14,836
Brokered certificates of deposit	—	33,404	—	—	33,404
Other	36	20,000	3,940	—	23,976
Total trading instruments	43,395	623,011	3,944	—	670,350
Available-for-sale securities
Agency MBS and CMOs	—	2,556,072	—	—	2,556,072
Other securities	897	—	—	—	897
Auction rate securities (“ARS”) preferred securities	—	—	111,242	—	111,242
Total available-for-sale securities	897	2,556,072	111,242	—	2,668,211
Derivative assets
Interest rate contracts
Matched book	—	195,956	—	—	195,956
Other	—	68,750	—	(47,207)	21,543
Foreign exchange contracts	—	23	—	—	23
Total derivative assets	—	264,729	—	(47,207)	217,522
Private equity investments
Not measured at net asset value (“NAV”)	—	—	71,991	—	71,991
Measured at NAV					92,466
Total private equity investments	—	—	71,991	—	164,457
Other investments	213,505	613	764	—	214,882
Total assets at fair value on a recurring basis	$257,797	$3,444,425	$187,941	$(47,207)	$3,935,422

Assets at fair value on a nonrecurring basis
Bank loans, net
Impaired loans	$—	$13,261	$22,062	$—	$35,323
Loans held for sale	—	51,751	—	—	51,751
Total bank loans, net	—	65,012	22,062	—	87,074
Other assets: Other real estate owned	—	210	—	—	210
Total assets at fair value on a nonrecurring basis	$—	$65,222	$22,062	$—	$87,284

(continued on next page)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued from previous page)

$ in thousands	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Netting adjustments	Balance as of June 30, 2018
Liabilities at fair value on a recurring basis
Trading instruments sold but not yet purchased
Municipal and provincial obligations	$15	$1,468	$—	$—	$1,483
Corporate obligations	2,488	16,870	—	—	19,358
Government obligations	224,499	—	—	—	224,499
Agency MBS and CMOs	1,256	—	—	—	1,256
Non-agency MBS and CMOs	—	4,175	—	—	4,175
Total debt securities	228,258	22,513	—	—	250,771
Equity securities	5,721	185	—	—	5,906
Other	5	—	2,199	—	2,204
Total trading instruments sold but not yet purchased	233,984	22,698	2,199	—	258,881
Derivative liabilities
Interest rate contracts
Matched book	—	195,956	—	—	195,956
Other	—	102,813	—	(43,759)	59,054
Foreign exchange contracts	—	22,556	—	—	22,556
DBRSU obligation (equity)	—	14,659	—	—	14,659
Total derivative liabilities	—	335,984	—	(43,759)	292,225
Total liabilities at fair value on a recurring basis	$233,984	$358,682	$2,199	$(43,759)	$551,106

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

$ in thousands	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Netting adjustments	Balance as of September 30, 2017
Assets at fair value on a recurring basis
Trading instruments
Municipal and provincial obligations	$83	$221,884	$—	$—	$221,967
Corporate obligations	9,361	81,577	—	—	90,938
Government and agency obligations	6,354	28,977	—	—	35,331
Agency MBS and CMOs	913	133,070	—	—	133,983
Non-agency CMOs and ABS	—	28,442	5	—	28,447
Total debt securities	16,711	493,950	5	—	510,666
Equity securities	16,090	389	—	—	16,479
Brokered certificates of deposit	—	31,492	—	—	31,492
Other	32	—	5,594	—	5,626
Total trading instruments	32,833	525,831	5,599	—	564,263
Available-for-sale securities
Agency MBS and CMOs	—	2,081,079	—	—	2,081,079
Other securities	1,032	—	—	—	1,032
ARS preferred securities	—	—	106,171	—	106,171
Total available-for-sale securities	1,032	2,081,079	106,171	—	2,188,282
Derivative assets
Interest rate contracts
Matched book	—	288,035	—	—	288,035
Other	—	86,436	—	(55,728)	30,708
Foreign exchange contracts	—	32	—	—	32
Total derivative assets	—	374,503	—	(55,728)	318,775
Private equity investments
Not measured at NAV	—	—	88,885	—	88,885
Measured at NAV					109,894
Total private equity investments	—	—	88,885	—	198,779
Other investments	220,312	332	336	—	220,980
Total assets at fair value on a recurring basis	$254,177	$2,981,745	$200,991	$(55,728)	$3,491,079

Assets at fair value on a nonrecurring basis
Bank loans, net
Impaired loans	$—	$17,474	$23,994	$—	$41,468
Loans held for sale	—	11,285	—	—	11,285
Total bank loans, net	—	28,759	23,994	—	52,753
Other assets: Other real estate owned	—	880	—	—	880
Total assets at fair value on a nonrecurring basis	$—	$29,639	$23,994	$—	$53,633

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

Transfers between levels

Our policy is to treat transfers between levels of the fair value hierarchy as having occurred at the end of the reporting period. Our transfers of financial instruments between Levels 1 and 2 were insignificant for the three and nine months ended June 30, 2018 and 2017.

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

Three months ended June 30, 2018 Level 3 instruments at fair value
	Financial assets					Financial liabilities
	Trading instruments		Available-for-sale securities	Private equity and other investments		Trading instruments
$ in thousands	Non-agency CMOs & ABS	Other	ARS - preferred securities	Private equity investments	Other investments	Other
Fair value beginning of period	$5	$704	$108,495	$95,862	$548	$(853)
Total gains/(losses) for the period:
Included in earnings	—	(88)	—	4,167	(2)	335
Included in other comprehensive income	—	—	2,747	—	—	—
Purchases and contributions	—	17,943	—	—	218	—
Sales	—	(14,619)	—	(28,038)	—	(1,681)
Distributions	(1)	—	—	—	—	—
Transfers:
Into Level 3	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—
Fair value end of period	$4	$3,940	$111,242	$71,991	$764	$(2,199)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$1,220	$2,747	$—	$(2)	$—

Nine months ended June 30, 2018 Level 3 instruments at fair value
	Financial assets					Financial liabilities
	Trading instruments		Available-for-sale securities	Private equity and other investments		Trading instruments
$ in thousands	Non-agency CMOs & ABS	Other	ARS - preferred securities	Private equity investments	Other investments	Other
Fair value beginning of period	$5	$5,594	$106,171	$88,885	$336	$—
Total gains/(losses) for the period:
Included in earnings	—	(591)	—	11,221	(8)	—
Included in other comprehensive income	—	—	5,071	—	—	—
Purchases and contributions	—	61,785	—	—	436	—
Sales	—	(62,848)	—	(28,115)	—	(2,199)
Distributions	(1)	—	—	—	—	—
Transfers:
Into Level 3	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—
Fair value end of period	$4	$3,940	$111,242	$71,991	$764	$(2,199)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$1,193	$5,071	$—	$(8)	$—

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Three months ended June 30, 2017 Level 3 instruments at fair value
	Financial assets						Financial liabilities
	Trading instruments		Available-for-sale securities		Private equity and other investments		Trading instruments
$ in thousands	Non-agency CMOs & ABS	Other	ARS – municipals obligations	ARS - preferred securities	Private equity investments	Other investments	Other
Fair value beginning of period	$7	$15,289	$25,728	$105,418	$88,623	$374	$—
Total gains/(losses) for the period:
Included in earnings	—	(2,527)	—	—	3,995	(26)	(1,138)
Included in other comprehensive income	—	—	347	696	—	—	—
Purchases and contributions	—	14,449	—	—	—	—	—
Sales	—	(22,616)	—	—	(168)	(230)	—
Distributions	(1)	—	—	—	(7,407)	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—	—
Fair value end of period	$6	$4,595	$26,075	$106,114	$85,043	$118	$(1,138)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$(284)	$347	$696	$3,983	$3	$(1,138)

Nine months ended June 30, 2017 Level 3 instruments at fair value
	Financial assets						Financial liabilities
	Trading instruments		Available-for-sale securities		Private equity and other investments		Trading instruments
$ in thousands	Non-agency CMOs & ABS	Other	ARS - municipal obligations	ARS - preferred securities	Private equity investments	Other investments	Other
Fair value beginning of period	$7	$6,020	$25,147	$100,018	$83,165	$441	$—
Total gains/(losses) for the period:
Included in earnings	—	(3,351)	—	1	4,285	117	(1,138)
Included in other comprehensive income	—	—	928	6,118	—	—	—
Purchases and contributions	—	55,550	—	—	5,168	—	—
Sales	—	(53,624)	—	(23)	(168)	(245)	—
Distributions	(1)	—	—	—	(7,407)	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	(195)	—
Fair value end of period	$6	$4,595	$26,075	$106,114	$85,043	$118	$(1,138)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$(510)	$928	$6,117	$4,284	$3	$(1,138)
As of June 30, 2018, 11% of our assets and 2% of our liabilities were instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of June 30, 2018 represented 5% of our assets measured at fair value. In comparison as of September 30, 2017, 10% of our assets and 2% of our liabilities represented instruments measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 as of September 30, 2017 represented 6% of our assets measured at fair value. Level 3 instruments as a percentage of total financial instruments decreased as compared to September 30, 2017 due to the increase in total assets measured at fair value since September 30, 2017, as well as the sale of Level 3 private equity investments during the nine months ended June 30, 2018.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the gains/(losses) related to Level 3 recurring fair value measurements included in our Condensed Consolidated Statements of Income and Comprehensive Income.

$ in thousands	Net trading profit	Other revenues	Other comprehensive income
Three months ended June 30, 2018
Total gains/(losses) included in earnings	$247	$4,165	$2,747
Unrealized gains/(losses) for assets held at the end of the reporting period	$1,220	$(2)	$2,747

Nine months ended June 30, 2018
Total gains/(losses) included in earnings	$(591)	$11,213	$5,071
Unrealized gains/(losses) for assets held at the end of the reporting period	$1,193	$(8)	$5,071

Three months ended June 30, 2017
Total gains/(losses) included in earnings	$(3,665)	$3,969	$1,043
Unrealized gains/(losses) for assets held at the end of the reporting period	$(1,422)	$3,986	$1,043

Nine months ended June 30, 2017
Total gains/(losses) included in earnings	$(4,489)	$4,403	$7,046
Unrealized gains/(losses) for assets held at the end of the reporting period	$(1,648)	$4,287	$7,045

Quantitative information about level 3 fair value measurements

The tables below present the valuation techniques and significant unobservable inputs used in the valuation of a significant majority of our financial instruments classified as level 3. These inputs represent those that a market participant would take into account when pricing these instruments.

Level 3 financial instrument $ in thousands	Fair value at June 30, 2018	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements
ARS preferred securities	$65,793	Discounted cash flow	Average discount rate	6.29% - 7.74% (6.95%)
			Average interest rates applicable to future interest income on the securities (1)	3.73% - 4.98% (4.04%)
			Prepayment year (2)	2018 - 2021 (2021)
	$45,449	Other investment-specific events (3)	Not meaningful (3)	Not meaningful (3)
Private equity investments (not measured at NAV)	$51,635	Income or market approach
		Scenario 1 - income approach - discounted cash flow	Discount rate	13% - 25% (24.8%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2020 - 2042 (2022)
		Scenario 2 - market approach - market multiple method	EBITDA Multiple	6.00 - 7.0 (6.5)
			Weighting assigned to outcome of scenario 1/scenario 2	99%/1%
	$20,356	Transaction price or other investment-specific events (3)	Not meaningful (3)	Not meaningful (3)
Nonrecurring measurements
Bank loans: impaired loans - residential	$18,328	Discounted cash flow	Prepayment rate	7 yrs - 12 yrs (10.43 yrs)
Bank loans: impaired loans - corporate	$3,734	Appraisal or discounted cash flow value (4)	Not meaningful (4)	Not meaningful (4)

(continued on next page)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued from previous page)

Level 3 financial instrument $ in thousands	Fair value at September 30, 2017	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements
ARS preferred securities	$106,171	Discounted cash flow	Average discount rate	5.46% - 6.81% (6.03%)
			Average interest rates applicable to future interest income on the securities (1)	2.58% - 3.44% (2.72%)
			Prepayment year (2)	2017 - 2021 (2021)
Private equity investments (not measured at NAV)	$68,454	Income or market approach:
		Scenario 1 - income approach - discounted cash flow	Discount rate	13% - 25% (22.4%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2020 - 2042 (2021)
		Scenario 2 - market approach - market multiple method	EBITDA Multiple	5.25 - 7.0 (5.8)
			Weighting assigned to outcome of scenario 1/scenario 2	87%/13%
	$20,431	Transaction price or other investment-specific events (3)	Not meaningful (3)	Not meaningful (3)
Nonrecurring measurements
Bank loans: impaired loans - residential	$20,736	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.4 yrs.)
Bank loans: impaired loans - corporate	$3,258	Appraisal or discounted cash flow value (4)	Not meaningful (4)	Not meaningful (5)

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

(3)
Certain investments are valued initially at transaction price and updated as other investment-specific events take place which indicate that a change in the carrying values of these investments is appropriate. Other investment-specific events include such events as our periodic review, significant transactions occur, new developments become known, or we receive information from a fund manager which allows us to update our proportionate share of net assets.

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

Auction rate securities

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

Private equity investments

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

Our private equity portfolio as of June 30, 2018 included various direct and third party private equity investments and various private equity funds which we sponsor. The portfolio is primarily invested in a broad range of industries including leveraged buyouts, growth capital, distressed capital, venture capital and mezzanine capital.

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

The table below presents the recorded value and unfunded commitments related to our private equity portfolio.

		Unfunded commitment
$ in thousands	Recorded value	RJF	Noncontrolling interests	Total
June 30, 2018
Private equity investments measured at NAV	$92,466	$18,718	$1,496	$20,214
Private equity investments not measured at NAV	71,991
Total private equity investments	$164,457

September 30, 2017
Private equity investments measured at NAV	$109,894	$20,973	$2,273	$23,246
Private equity investments not measured at NAV	88,885
Total private equity investments	$198,779

Of the total private equity investments, the portions we owned were $116 million and $145 million as of June 30, 2018 and September 30, 2017, respectively. The portions of the private equity investments we did not own were $49 million and $54 million as of June 30, 2018 and September 30, 2017, respectively, and were included as a component of noncontrolling interests in our Condensed Consolidated Statements of Financial Condition.

Many of these fund investments meet the definition of prohibited “covered funds” as defined by the Volcker Rule enacted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  We have received approval from the Board of Governors of the Federal Reserve System (the “Fed”) to continue to hold the majority of our “covered fund” investments until July 2022. However, our current focus is on the divestiture of this portfolio.

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

$ in thousands	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
June 30, 2018
Financial assets:
Bank loans, net	$—	$82,829	$18,599,211	$18,682,040	$18,900,732
Loans to financial advisors, net	$—	$—	$719,589	$719,589	$928,488
Financial liabilities:
Bank deposits	$—	$19,063,650	$408,449	$19,472,099	$19,478,561
Other borrowings	$—	$25,273	$—	$25,273	$25,204
Senior notes payable	$—	$1,563,808	$—	$1,563,808	$1,549,493

September 30, 2017
Financial assets:
Bank loans, net	$—	$23,001	$16,836,745	$16,859,746	$16,954,042
Loans to financial advisors, net	$—	$—	$708,487	$708,487	$873,272
Financial liabilities:
Bank deposits	$—	$17,417,678	$313,359	$17,731,037	$17,732,362
Other borrowings	$—	$29,278	$—	$29,278	$28,813
Senior notes payable	$—	$1,647,696	$—	$1,647,696	$1,548,839

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

The amortized cost and fair values of available-for-sale securities were as follows:

$ in thousands	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2018
Agency MBS and CMOs	$2,614,199	$491	$(58,618)	$2,556,072
Other securities	1,575	—	(678)	897
Total RJ Bank available-for-sale securities	2,615,774	491	(59,296)	2,556,969
ARS preferred securities	101,674	9,568	—	111,242
Total available-for-sale securities	$2,717,448	$10,059	$(59,296)	$2,668,211

September 30, 2017
Agency MBS and CMOs	$2,089,153	$1,925	$(9,999)	$2,081,079
Other securities	1,575	—	(543)	1,032
Total RJ Bank available-for-sale securities	2,090,728	1,925	(10,542)	2,082,111
ARS preferred securities	101,674	4,497	—	106,171
Total available-for-sale securities	$2,192,402	$6,422	$(10,542)	$2,188,282

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

	June 30, 2018
$ in thousands	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency MBS and CMOs:
Amortized cost	$2,672	$242,182	$805,255	$1,564,090	$2,614,199
Carrying value	2,654	237,187	787,433	1,528,798	2,556,072
Weighted-average yield	1.69%	2.26%	2.11%	2.28%	2.22%
Other securities:
Amortized cost	$—	$—	$—	$1,575	$1,575
Carrying value	—	—	—	897	897
Weighted-average yield	—	—	—	—	—
Subtotal agency MBS and CMOs and other securities:
Amortized cost	$2,672	$242,182	$805,255	$1,565,665	$2,615,774
Carrying value	2,654	237,187	787,433	1,529,695	2,556,969
Weighted-average yield	1.69%	2.26%	2.11%	2.28%	2.22%
ARS preferred securities:
Amortized cost	$—	$—	$—	$101,674	$101,674
Carrying value	—	—	—	111,242	111,242
Weighted-average yield	—	—	—	3.23%	3.23%
Total available-for-sale securities:
Amortized cost	$2,672	$242,182	$805,255	$1,667,339	$2,717,448
Carrying value	2,654	237,187	787,433	1,640,937	2,668,211
Weighted-average yield	1.69%	2.26%	2.11%	2.34%	2.26%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The gross unrealized losses and fair value of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
$ in thousands	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2018
Agency MBS and CMOs	$1,776,093	$(36,473)	$662,690	$(22,145)	$2,438,783	$(58,618)
Other securities	—	—	897	(678)	897	(678)
Total	$1,776,093	$(36,473)	$663,587	$(22,823)	$2,439,680	$(59,296)

September 30, 2017
Agency MBS and CMOs	$1,119,715	$(5,621)	$295,528	$(4,378)	$1,415,243	$(9,999)
Other securities	—	—	1,032	(543)	1,032	(543)
Total	$1,119,715	$(5,621)	$296,560	$(4,921)	$1,416,275	$(10,542)

Agency MBS and CMOs and non-agency CMOs

The Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Associations (“GNMA”) guarantee the contractual cash flows of the agency MBS and CMOs. At June 30, 2018, of the 232 U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, 153 were in a continuous unrealized loss position for less than 12 months and 79 were for 12 months or more. We do not consider these securities to be other-than-temporarily impaired (“OTTI”) due to the guarantee provided by FNMA, FHLMC, and GNMA of the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities. At June 30, 2018, debt securities we held from FNMA and FHLMC had an amortized cost of $1.79 billion and $665 million, respectively, and a fair value of $1.75 billion and $648 million, respectively.

During the three and nine months ended June 30, 2018, there were no sales of agency MBS and CMO available-for-sale securities. There were $33 million and $66 million of proceeds from the sale of available-for-sale securities during the three and nine months ended June 30, 2017, respectively. These sales resulted in a gain of $1 million, which was included in “Other revenues” on our Condensed Consolidated Statements of Income and Comprehensive Income.

ARS

Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them. The par value of the ARS we held as of June 30, 2018 was $120 million. Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired, as we have the ability and intent to hold these securities. All of our ARS securities are evaluated for OTTI on a quarterly basis. As of June 30, 2018, there were no ARS preferred securities with a fair value less than cost basis.

During the three and nine months ended June 30, 2018, there were no sales of ARS. During the three and nine months ended June 30, 2017, sales of ARS were insignificant.

Other-than-temporarily impaired securities

Changes in the amount of OTTI related to credit losses recognized in “Other revenues” on available-for-sale securities were as follows:

	Three months ended June 30,		Nine months ended June 30,
$ in thousands	2018	2017	2018	2017
Amount related to credit losses on securities we held at the beginning of the period	$—	$5,754	$—	$8,107
Decreases to the amount related to credit losses for securities sold during the period	—	(5,754)	—	(8,107)
Amount related to credit losses on securities we held at the end of the period	$—	$—	$—	$—

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

We also facilitate matched book derivative transactions in which Raymond James Financial Products, Inc. (“RJFP”), a wholly owned subsidiary, enters into interest rate derivative transactions with clients. For every derivative transaction RJFP enters into with a client, it also enters into an offsetting derivative on terms that mirror the client transaction with a credit support provider, which is a third-party financial institution. Any collateral required to be exchanged under these derivative contracts is administered directly between the client and the third-party financial institution. Due to this pass-through transaction structure, RJFP has completely mitigated the market and credit risk on these derivative contracts. As a result, derivatives for which the fair value is in an asset position have an equal and offsetting derivative liability. RJFP only has credit risk on its uncollected derivative transaction fee revenues. The receivable for uncollected derivative transaction fee revenues of RJFP was $4 million and $5 million at June 30, 2018 and September 30, 2017, respectively, and was included in “Other receivables” on our Condensed Consolidated Statements of Financial Condition.

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

Derivative arising from our acquisition of Alex. Brown

As part of our acquisition of Alex. Brown (see Note 3 of our 2017 Form 10-K for additional information regarding the acquisition), we assumed certain DBRSU awards, including the associated plan terms and conditions. The DBRSU awards contain performance conditions based on Deutsche Bank and subsidiaries attaining certain financial results and will ultimately be settled in Deutsche Bank AG (“DB”) common shares, provided the performance metrics are achieved. The DBRSU obligation results in a derivative, the fair value and notional of which is measured by multiplying the number of outstanding DBRSU awards to be settled in DB common shares as of the end of the reporting period by the end of reporting period DB share price, as traded on the New York Stock Exchange.

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

We are also required to maintain cash or marketable security deposits with the clearing organizations we utilize to clear certain of our interest rate derivative transactions. Cash initial margin is included as a component of “Receivables from brokers, dealers and clearing organizations” and marketable securities initial margin is included as a component of “Other investments” or “Available-for-sale securities” in our Condensed Consolidated Statements of Financial Condition. On a daily basis, we also pay cash to or receive cash from these clearing organizations due to changes in the fair value of the derivatives which they clear. Such payments are referred to as “variation margin” and are considered to be settlement of the related derivatives.

RJ Bank provides to counterparties of its U.S. subsidiaries a guarantee of payment in the event of the subsidiary’s default under forward foreign exchange contracts.  Due to this RJ Bank guarantee and the short-term nature of these derivatives, RJ Bank’s U.S. subsidiaries are generally not required to post collateral with and do not generally receive collateral from the respective counterparties.

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

	June 30, 2018			September 30, 2017
$ in thousands	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate contracts:
Matched book	$195,956	$195,956	$2,509,245	$288,035	$288,035	$2,766,488
Other	67,696	102,813	5,949,524	86,436	100,503	4,931,809
Foreign exchange contracts	23	8,597	563,982	3	530	437,783
DBRSU obligation (equity) (1)	—	14,659	14,659	—	25,800	25,800
Subtotal	263,675	322,025	9,037,410	374,474	414,868	8,161,880
Derivatives designated as hedging instruments
Interest rate contracts	1,054	—	850,000	—	1,390	850,000
Foreign exchange contracts	—	13,959	857,534	29	116	1,048,646
Subtotal	1,054	13,959	1,707,534	29	1,506	1,898,646
Total gross fair value/notional amount	264,729	335,984	$10,744,944	374,503	416,374	$10,060,526
Offset in the Statements of Financial Condition
Counterparty netting	(24,659)	(24,659)		(6,045)	(6,045)
Cash collateral netting	(22,548)	(19,100)		(49,683)	(53,365)
Total amounts offset	(47,207)	(43,759)		(55,728)	(59,410)
Net amounts presented in the Statements of Financial Condition	217,522	292,225		318,775	356,964

Gross amounts not offset in the Statements of Financial Condition
Financial instruments (2)	(198,433)	(195,956)		(293,340)	(288,035)
Total	$19,089	$96,269		$25,435	$68,929

(1) The DBRSU obligation is not subject to an enforceable master netting arrangement or other similar arrangement. However, we held shares of DB as an economic hedge against this obligation with a fair value of $11 million and $19 million as of June 30, 2018 and September 30, 2017, respectively, which are a component of “Other investments” on our Condensed Consolidated Statements of Financial Condition. See additional discussion of the DBRSUs in Note 17.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Gains/(losses) recognized in AOCI, net of income taxes, on derivatives designated as hedging instruments were as follows (see Note 15 for additional information):

	Three months ended June 30,		Nine months ended June 30,
$ in thousands	2018	2017	2018	2017
Interest rate contracts (cash flow hedges)	$6,068	$(3,775)	$29,546	$23,494
Foreign exchange contracts (net investment hedges)	13,418	(12,939)	37,955	(6,152)
Total gains/(losses) recognized in AOCI, net of taxes	$19,486	$(16,714)	$67,501	$17,342

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three and nine months ended June 30, 2018 and 2017. We expect to reclassify an estimated $5 million of interest income out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is 9 years.

Gains/(losses) on derivatives not designated as hedging instruments recognized on the Condensed Consolidated Statements of Income and Comprehensive Income were as follows:

$ in thousands	Location of gain/(loss) included in the Condensed Consolidated Statements of Income and Comprehensive Income	Gain/(loss) recognized during the period
		Three months ended June 30,		Nine months ended June 30,
		2018	2017	2018	2017
Interest rate contracts:
Matched book	Other revenues	$26	$21	$84	$16
Other	Net trading profit/other revenues	$3,323	$2,247	$4,703	$6,441
Foreign exchange contracts	Other revenues	$14,749	$(11,473)	$24,016	$(5,837)
DBRSU obligation (equity)	Compensation, commissions and benefits expense	$4,691	$(940)	$9,356	$(6,409)
DBRSU obligation (equity)	Acquisition-related expenses	$—	$—	$—	$(2,383)

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

Derivatives with credit-risk-related contingent features

Certain of the derivative instruments arising from our interest rate contracts and forward foreign exchange contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment-grade, the counterparties to the derivative instruments could terminate and request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was $11 million at June 30, 2018, for which we had not posted any collateral. Such amounts were not material at September 30, 2017.

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

	Assets		Liabilities
$ in thousands	Reverse repurchase agreements	Securities borrowed	Repurchase agreements	Securities loaned
June 30, 2018
Gross amounts of recognized assets/liabilities	$343,052	$164,256	$115,464	$386,651
Gross amounts offset in the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amounts presented in the Condensed Consolidated Statements of Financial Condition	343,052	164,256	115,464	386,651
Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition	(343,052)	(160,484)	(115,464)	(371,379)
Net amount	$—	$3,772	$—	$15,272
September 30, 2017
Gross amounts of recognized assets/liabilities	$404,462	$138,319	$220,942	$383,953
Gross amounts offset in the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amounts presented in the Condensed Consolidated Statements of Financial Condition	404,462	138,319	220,942	383,953
Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition	(404,462)	(134,304)	(220,942)	(373,132)
Net amount	$—	$4,015	$—	$10,821

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

The table below presents financial instruments at fair value that we received as collateral, were not included on our Condensed Consolidated Statements of Financial Condition, and that were available to be delivered or repledged, along with the balances of such instruments that were delivered or repledged, to satisfy one of our purposes described above.

$ in thousands	June 30, 2018	September 30, 2017
Collateral we received that was available to be delivered or repledged	$3,073,459	$3,030,736
Collateral that we delivered or repledged	$1,134,744	$1,068,912

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Encumbered assets

We pledge certain of our financial instruments to collateralize either repurchase agreements or other secured borrowings, maintain lines of credit, or to satisfy our collateral or settlement requirements with counterparties or clearing organizations who may or may not have the right to deliver or repledge such instruments. The table below presents information about the fair value of our assets that have been pledged for one of the purposes described above.

$ in thousands	June 30, 2018	September 30, 2017
Financial instruments owned, at fair value, pledged to counterparties that:
Had the right to deliver or repledge	$584,961	$363,739
Did not have the right to deliver or repledge	$64,439	$44,930
Bank loans, net pledged at FHLB and the Federal Reserve	$3,972,416	$3,197,185

Repurchase agreements, repurchase-to-maturity transactions and securities loaned accounted for as secured borrowings

The following table presents the remaining contractual maturity of repurchase agreements and securities lending transactions accounted for as secured borrowings:

$ in thousands	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
June 30, 2018
Repurchase agreements:
Government and agency obligations	$55,592	$—	$—	$—	$55,592
Agency MBS and CMOs	59,872	—	—	—	59,872
Total repurchase agreements	115,464	—	—	—	115,464
Securities loaned:
Equity securities	386,651	—	—	—	386,651
Total	$502,115	$—	$—	$—	$502,115
Gross amounts of recognized liabilities for repurchase agreements and securities loaned included in the table within this footnote					$502,115
Amounts related to repurchase agreements and securities loaned not included in the table within this footnote					$—
September 30, 2017
Repurchase agreements:
Government and agency obligations	$107,284	$—	$—	$—	$107,284
Agency MBS and CMOs	113,658	—	—	—	113,658
Total repurchase agreements	220,942	—	—	—	220,942
Securities loaned:
Equity securities	383,953	—	—	—	383,953
Total	$604,895	$—	$—	$—	$604,895
Gross amounts of recognized liabilities for repurchase agreements and securities loaned included in the table within this footnote					$604,895
Amounts related to repurchase agreements and securities loaned not included in the table within this footnote					$—

As of both June 30, 2018 and September 30, 2017, we did not have any “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security.

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

	June 30, 2018		September 30, 2017
$ in thousands	Balance	%	Balance	%
Loans held for investment:
C&I loans	$7,838,246	41%	$7,385,910	43%
CRE construction loans	145,361	1%	112,681	1%
CRE loans	3,443,167	18%	3,106,290	18%
Tax-exempt loans	1,193,117	6%	1,017,791	6%
Residential mortgage loans	3,580,869	18%	3,148,730	18%
SBL	2,870,426	15%	2,386,697	14%
Total loans held for investment	19,071,186		17,158,099
Net unearned income and deferred expenses	(21,803)		(31,178)
Total loans held for investment, net	19,049,383		17,126,921
Loans held for sale, net	134,580	1%	70,316	—
Total loans held for sale and investment	19,183,963	100%	17,197,237	100%
Allowance for loan losses	(196,157)		(190,442)
Bank loans, net	$18,987,806		$17,006,795

At June 30, 2018, the FHLB had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 12 for more information regarding borrowings from the FHLB.

Loans held for sale

RJ Bank originated or purchased $444 million and $1.13 billion of loans held for sale during the three and nine months ended June 30, 2018, respectively, and $449 million and $1.28 billion during the three and nine months ended June 30, 2017, respectively. Proceeds from the sale of these held for sale loans amounted to $166 million and $394 million during the three and nine months ended June 30, 2018, respectively, and $114 million and $349 million during the three and nine months ended June 30, 2017, respectively. Net gains resulting from such sales and unrealized losses recorded in the Condensed Consolidated Statements of Income and Comprehensive Income to reflect the loans held for sale at the lower of cost or market value were insignificant in all periods during the three and nine months ended June 30, 2018 and 2017.

Purchases and sales of loans held for investment

The following table presents purchases and sales of any loans held for investment by portfolio segment.

$ in thousands	C&I loans	CRE loans	Residential mortgage loans	Total
Three months ended June 30, 2018
Purchases	$195,486	$82,060	$122,869	$400,415
Sales	$38,577	$—	$—	$38,577
Nine months ended June 30, 2018
Purchases	$467,544	$144,818	$216,942	$829,304
Sales	$146,089	$—	$—	$146,089
Three months ended June 30, 2017
Purchases	$103,013	$—	$100,104	$203,117
Sales	$123,225	$—	$—	$123,225
Nine months ended June 30, 2017
Purchases	$300,665	$38,980	$190,523	$530,168
Sales	$295,754	$—	$—	$295,754

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Sales in the preceding table represent the recorded investment of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2 of our 2017 Form 10-K, corporate loan (C&I, CRE and CRE construction) sales generally occur as part of a loan workout situation.

Aging analysis of loans held for investment

The following table presents an analysis of the payment status of loans held for investment. Amounts in the table exclude any net unearned income and deferred expenses.

$ in thousands	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual	Current and accruing	Total loans held for investment
June 30, 2018
C&I loans	$99	$—	$99	$5,273	$7,832,874	$7,838,246
CRE construction loans	—	—	—	—	145,361	145,361
CRE loans	—	—	—	—	3,443,167	3,443,167
Tax-exempt loans	—	—	—	—	1,193,117	1,193,117
Residential mortgage loans:
First mortgage loans	223	245	468	28,888	3,525,603	3,554,959
Home equity loans/lines	3	—	3	147	25,760	25,910
SBL	421	—	421	—	2,870,005	2,870,426
Total loans held for investment, net	$746	$245	$991	$34,308	$19,035,887	$19,071,186

September 30, 2017
C&I loans	$—	$—	$—	$5,221	$7,380,689	$7,385,910
CRE construction loans	—	—	—	—	112,681	112,681
CRE loans	—	—	—	—	3,106,290	3,106,290
Tax-exempt loans	—	—	—	—	1,017,791	1,017,791
Residential mortgage loans:
First mortgage loans	1,853	—	1,853	33,718	3,086,701	3,122,272
Home equity loans/lines	248	—	248	31	26,179	26,458
SBL	—	—	—	—	2,386,697	2,386,697
Total loans held for investment, net	$2,101	$—	$2,101	$38,970	$17,117,028	$17,158,099

The table above includes $16 million and $18 million at June 30, 2018 and September 30, 2017, respectively, of nonaccrual loans which were performing pursuant to their contractual terms.

Other real estate owned, included in “Other assets” on our Condensed Consolidated Statements of Financial Condition, was $3 million and $5 million at June 30, 2018 and September 30, 2017, respectively. The recorded investment in mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process was $16 million and $18 million at June 30, 2018 and September 30, 2017, respectively.

Impaired loans and troubled debt restructurings

The following table provides a summary of RJ Bank’s impaired loans.

	June 30, 2018			September 30, 2017
$ in thousands	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
Impaired loans with allowance for loan losses:
C&I loans	$3,890	$5,195	$1,539	$5,221	$6,160	$1,963
Residential - first mortgage loans	19,682	25,562	2,116	23,977	31,100	2,504
Total	23,572	30,757	3,655	29,198	37,260	4,467
Impaired loans without allowance for loan losses:
C&I loans	1,383	1,500	—	—	—	—
Residential - first mortgage loans	14,023	21,211	—	16,737	24,899	—
Total	15,406	22,711	—	16,737	24,899	—
Total impaired loans	$38,978	$53,468	$3,655	$45,935	$62,159	$4,467

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

The preceding table includes residential first mortgage TDR’s of $23 million and $27 million at June 30, 2018 and September 30, 2017, respectively.

The average balance of the total impaired loans in the Condensed Consolidated Statements of Income and Comprehensive Income were as follows:

	Three months ended June 30,		Nine months ended June 30,
$ in thousands	2018	2017	2018	2017
Average impaired loan balance:
C&I loans	$4,392	$8,606	$4,489	$21,491
CRE loans	—	—	—	925
Residential - first mortgage loans	33,938	42,356	33,640	44,813
Total	$38,330	$50,962	$38,129	$67,229

Interest income recognized on impaired loans was insignificant in all periods during the three and nine months ended June 30, 2018 and 2017.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The credit quality of RJ Bank’s held for investment loan portfolio was as follows:

$ in thousands	Pass	Special mention	Substandard	Doubtful	Total
June 30, 2018
C&I loans	$7,710,838	$90,139	$37,269	$—	$7,838,246
CRE construction loans	137,671	7,690	—	—	145,361
CRE loans	3,384,361	38,680	20,126	—	3,443,167
Tax-exempt loans	1,193,117	—	—	—	1,193,117
Residential mortgage loans:
First mortgage loans	3,510,893	6,317	37,749	—	3,554,959
Home equity loans/lines	25,760	3	147	—	25,910
SBL	2,870,426	—	—	—	2,870,426
Total	$18,833,066	$142,829	$95,291	$—	$19,071,186

September 30, 2017
C&I loans	$7,232,777	$63,964	$89,169	$—	$7,385,910
CRE construction loans	112,681	—	—	—	112,681
CRE loans	3,048,847	57,315	128	—	3,106,290
Tax-exempt loans	1,017,791	—	—	—	1,017,791
Residential mortgage loans:
First mortgage loans	3,068,290	8,467	45,515	—	3,122,272
Home equity loans/lines	26,352	75	31	—	26,458
SBL	2,386,697	—	—	—	2,386,697
Total	$16,893,435	$129,821	$134,843	$—	$17,158,099

Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for loan losses and reserve for unfunded lending commitments

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

	Loans held for investment
$ in thousands	C&I loans	CRE construction loans	CRE loans	Tax-exempt loans	Residential mortgage loans	SBL	Total
Three months ended June 30, 2018
Balance at beginning of period	$124,978	$2,218	$42,662	$7,773	$12,491	$4,730	$194,852
Provision/(benefit) for loan losses	1,734	410	2,290	(162)	1,950	(996)	5,226
Net (charge-offs)/recoveries:
Charge-offs	(4,324)	—	—	—	(84)	—	(4,408)
Recoveries	—	—	—	—	762	—	762
Net (charge-offs)/recoveries	(4,324)	—	—	—	678	—	(3,646)
Foreign exchange translation adjustment	(195)	—	(80)	—	—	—	(275)
Balance at end of period	$122,193	$2,628	$44,872	$7,611	$15,119	$3,734	$196,157

Nine months ended June 30, 2018
Balance at beginning of period	$119,901	$1,421	$41,749	$6,381	$16,691	$4,299	$190,442
Provision/(benefit) for loan losses	11,291	1,207	3,339	1,230	(2,711)	(565)	13,791
Net (charge-offs)/recoveries:
Charge-offs	(8,500)	—	—	—	(383)	—	(8,883)
Recoveries	—	—	—	—	1,522	—	1,522
Net (charge-offs)/recoveries	(8,500)	—	—	—	1,139	—	(7,361)
Foreign exchange translation adjustment	(499)	—	(216)	—	—	—	(715)
Balance at end of period	$122,193	$2,628	$44,872	$7,611	$15,119	$3,734	$196,157

Three months ended June 30, 2017
Balance at beginning of period	$118,660	$1,527	$44,159	$4,353	$12,378	$5,157	$186,234
Provision/(benefit) for loan losses	1,719	171	3,712	696	(634)	545	6,209
Net (charge-offs)/recoveries:
Charge-offs	(1,605)	—	—	—	(177)	—	(1,782)
Recoveries	—	—	—	—	621	—	621
Net (charge-offs)/recoveries	(1,605)	—	—	—	444	—	(1,161)
Foreign exchange translation adjustment	201	—	120	—	—	—	321
Balance at end of period	$118,975	$1,698	$47,991	$5,049	$12,188	$5,702	$191,603

Nine months ended June 30, 2017
Balance at beginning of period	$137,701	$1,614	$36,533	$4,100	$12,664	$4,766	$197,378
Provision/(benefit) for loan losses	5,460	176	6,291	949	(715)	936	13,097
Net (charge-offs)/recoveries:
Charge-offs	(24,298)	—	—	—	(742)	—	(25,040)
Recoveries	—	—	5,013	—	981	—	5,994
Net (charge-offs)/recoveries	(24,298)	—	5,013	—	239	—	(19,046)
Foreign exchange translation adjustment	112	(92)	154	—	—	—	174
Balance at end of period	$118,975	$1,698	$47,991	$5,049	$12,188	$5,702	$191,603

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment (excluding any net unearned income and deferred expenses) and the related allowance for loan losses.

	Loans held for investment
	Allowance for loan losses			Recorded investment
$ in thousands	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
June 30, 2018
C&I loans	$1,539	$120,654	$122,193	$5,273	$7,832,973	$7,838,246
CRE construction loans	—	2,628	2,628	—	145,361	145,361
CRE loans	—	44,872	44,872	—	3,443,167	3,443,167
Tax-exempt loans	—	7,611	7,611	—	1,193,117	1,193,117
Residential mortgage loans	2,127	12,992	15,119	40,574	3,540,295	3,580,869
SBL	—	3,734	3,734	—	2,870,426	2,870,426
Total	$3,666	$192,491	$196,157	$45,847	$19,025,339	$19,071,186

September 30, 2017
C&I loans	$1,963	$117,938	$119,901	$5,221	$7,380,689	$7,385,910
CRE construction loans	—	1,421	1,421	—	112,681	112,681
CRE loans	—	41,749	41,749	—	3,106,290	3,106,290
Tax-exempt loans	—	6,381	6,381	—	1,017,791	1,017,791
Residential mortgage loans	2,506	14,185	16,691	47,368	3,101,362	3,148,730
SBL	—	4,299	4,299	—	2,386,697	2,386,697
Total	$4,469	$185,973	$190,442	$52,589	$17,105,510	$17,158,099

The reserve for unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $9 million at June 30, 2018 and $11 million at September 30, 2017.

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

VIEs where we are the primary beneficiary

Of the VIEs in which we hold an interest, we have determined that certain limited partnerships which are part of our private equity portfolio (“Private Equity Interests”), a Low-Income Housing Tax Credit fund (“LIHTC fund”) in which RJ Bank is an investor and an affiliate of Raymond James Tax Credit Funds, Inc. (“RJTCF”) is the managing member, a multi-investor LIHTC fund where RJTCF provides an investor member with a guaranteed return on their investment (“Guaranteed LIHTC Fund”), certain other LIHTC funds and the trust we utilize in connection with restricted stock unit (“RSU”) awards granted to certain employees of one of our Canadian subsidiaries (the “Restricted Stock Trust Fund”) require consolidation in our financial statements, as we are deemed the primary beneficiary of such VIEs.  The aggregate assets and liabilities of the VIEs we consolidate are provided in the table below. Aggregate assets and aggregate liabilities may differ from the consolidated carrying value of assets and liabilities due to the elimination of intercompany assets and liabilities held by the consolidated VIE.

$ in thousands	Aggregate assets	Aggregate liabilities
June 30, 2018
Private Equity Interests	$82,180	$6,796
LIHTC Fund in which RJ Bank is an investor member	53,589	223
Guaranteed LIHTC Fund	40,857	3,023
Other LIHTC Funds	8,599	8,515
Restricted Stock Trust Fund	17,332	17,332
Total	$202,557	$35,889

September 30, 2017
Private Equity Interests	$104,414	$3,851
LIHTC Fund in which RJ Bank is an investor member	57,719	1,055
Guaranteed LIHTC Fund	51,400	2,872
Other LIHTC Funds	7,418	2,544
Restricted Stock Trust Fund	12,122	12,122
Total	$233,073	$22,444

See Note 14 of this Form 10-Q for additional information regarding the commitment related to the Guaranteed LIHTC Fund and Note 9 of our 2017 Form 10-K for information regarding the financing asset associated with this fund.

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

$ in thousands	June 30, 2018	September 30, 2017
Assets:
Cash and cash equivalents	$6,155	$2,052
Assets segregated pursuant to regulations and other segregated assets	2,959	4,590
Other receivables	1,826	168
Intercompany receivables	444	454
Private equity investments	74,691	101,905
Investments in real estate partnerships held by consolidated variable interest entities	99,091	111,743
Trust fund investment in RJF common stock	17,331	12,120
Other assets	58	41
Total assets	$202,555	$233,073

Liabilities and equity:
Other payables	$15,286	$9,667
Intercompany payables	22,296	16,520
Total liabilities	37,582	26,187
RJF equity	77,927	101,445
Noncontrolling interests	87,046	105,441
Total equity	164,973	206,886
Total liabilities and equity	$202,555	$233,073

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

	June 30, 2018			September 30, 2017
$ in thousands	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
Private Equity Interests	$7,913,433	$195,582	$66,420	$10,485,611	$174,354	$73,457
LIHTC Funds	5,485,027	1,944,217	72,830	5,372,367	2,134,600	60,959
NMTC Funds	25,290	133	8	30,297	105	9
Other	175,807	88,880	3,674	169,462	88,615	3,163
Total	$13,599,557	$2,228,812	$142,932	$16,057,737	$2,397,674	$137,588

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

Our goodwill and identified intangible assets result from various acquisitions. See Note 2 of our 2017 Form 10-K for a discussion of our intangible assets and goodwill accounting policies. The following table presents our goodwill and net identifiable intangible asset balances as of the dates indicated.

$ in thousands	June 30, 2018	September 30, 2017
Goodwill	$477,556	$410,723
Identifiable intangible assets, net	164,231	82,460
Total goodwill and identifiable intangible assets, net	$641,787	$493,183

As described in Note 3, we acquired the Scout Group during the nine months ended June 30, 2018, which included a number of identifiable intangible assets as well as goodwill. See Note 12 of our 2017 Form 10-K for a discussion of the components of our goodwill balance and additional information regarding our identifiable intangible assets.

Goodwill

The following summarizes our goodwill by segment, and the balances and activity for the periods indicated.

$ in thousands	Private Client Group	Capital Markets	Asset Management	Total
Three months ended June 30, 2018
Goodwill as of beginning of period	$275,942	$133,757	$69,234	$478,933
Foreign currency translation	(474)	(903)	—	(1,377)
Goodwill as of end of period	$275,468	$132,854	$69,234	$477,556

Nine months ended June 30, 2018
Goodwill as of beginning of period	$276,713	$134,010	$—	$410,723
Additions	—	—	69,234	69,234
Foreign currency translations	(1,245)	(1,156)	—	(2,401)
Goodwill as of end of period	$275,468	$132,854	$69,234	$477,556

Three months ended June 30, 2017
Goodwill as of beginning of period	$275,203	$131,809	$—	$407,012
Foreign currency translation	570	1,091	—	1,661
Goodwill as of end of period	$275,773	$132,900	$—	$408,673

Nine months ended June 30, 2017
Goodwill as of beginning of period	$275,521	$132,551	$—	$408,072
Foreign currency translation	252	349	—	601
Goodwill as of end of period	$275,773	$132,900	$—	$408,673

The addition to goodwill during the nine months ended June 30, 2018 arose from the acquisition of the Scout Group. The goodwill primarily represents synergies from combining the Scout Group with our existing businesses. All of the goodwill associated with the Scout Group is deductible for tax purposes over 15 years.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Based upon the outcome of our qualitative assessments, we determined that no quantitative analysis of the fair value of any of the reporting units we elected to qualitatively analyze was required, and we concluded that none of the goodwill allocated to any of those reporting units was impaired. No events have occurred since our assessments that would cause us to update this impairment testing.

Quantitative Assessments

For our two RJ Ltd. reporting units, we elected to perform a quantitative assessment of the equity value of each RJ Ltd. reporting unit that had an allocation of goodwill. In our determination of the reporting unit fair value of equity, we used a combination of the income approach and the market approach. Under the income approach, we used discounted cash flow models applied to each respective reporting unit. Under the market approach, we calculated an estimated fair value based on a combination of multiples of earnings of guideline companies in the brokerage and capital markets industry that are publicly traded on organized exchanges, and the book value of comparable transactions. The estimated fair value of the equity of the reporting unit resulting from each of these valuation approaches was dependent upon the estimates of future business unit revenues and costs. Such estimates were subject to critical assumptions regarding the nature and health of financial markets in future years, as well as the discount rate to apply to the projected future cash flows. In estimating future cash flows, a balance sheet as of December 31, 2017 and a statement of operations for the prior twelve months of activity for each reporting unit were compiled. Future balance sheets and statements of operations were then projected, and estimated future cash flows were determined by the combination of these projections. The cash flows were discounted at the reporting unit’s estimated cost of equity, which was derived through application of the capital asset pricing model. The valuation result from the market approach was dependent upon the selection of the comparable guideline companies and transactions and the earnings multiple applied to each respective reporting unit’s projected earnings. Finally, significant management judgment was applied in determining the weight assigned to the outcomes of the income approach and the market approach, which resulted in one single estimate of the fair value of the equity of the reporting unit.

The following summarizes certain key assumptions utilized in our quantitative analysis.

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

No events have occurred since our assessments that would cause us to update this impairment testing.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Identifiable intangible assets, net

The following table sets forth our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the periods indicated.

$ in thousands	Private Client Group	Capital Markets	Asset Management	Total
Three months ended June 30, 2018
Net identifiable intangible assets as of beginning of period	$43,994	$21,539	$102,343	$167,876
Amortization expense	(1,493)	(770)	(1,265)	(3,528)
Foreign currency translation	(22)	—	(95)	(117)
Net identifiable intangible assets as of end of period	$42,479	$20,769	$100,983	$164,231

Nine months ended June 30, 2018
Net identifiable intangible assets as of beginning of period	$47,026	$23,077	$12,357	$82,460
Additions	—	—	92,290	92,290
Amortization expense	(4,485)	(2,308)	(3,404)	(10,197)
Foreign currency translation	(62)	—	(260)	(322)
Net identifiable intangible assets as of end of period	$42,479	$20,769	$100,983	$164,231

Three months ended June 30, 2017
Net identifiable intangible assets as of beginning of period	$49,901	$24,777	$13,024	$87,702
Amortization expense	(1,490)	(938)	(497)	(2,925)
Foreign currency translation	42	7	127	176
Net identifiable intangible assets as of end of period	$48,453	$23,846	$12,654	$84,953

Nine months ended June 30, 2017
Net identifiable intangible assets as of beginning of period	$52,936	$27,937	$14,101	$94,974
Amortization expense	(4,504)	(4,065)	(1,495)	(10,064)
Foreign currency translation	21	(26)	48	43
Net identifiable intangible assets as of end of period	$48,453	$23,846	$12,654	$84,953

The addition of intangible assets during the nine months ended June 30, 2018 was attributable to the Scout Group acquisition.

The following table summarizes our acquired intangible asset balances by asset class.

	Weighted average useful life (in years)	Amount acquired (in thousands)
Customer relationships	13	$34,900
Trade name	20	3,590
Developed technology	10	1,800
Intangible assets subtotal	13	$40,290
Non-amortizing customer relationships	Indefinite	52,000
Total intangible assets acquired		$92,290

GAAP does not provide for the amortization of indefinite-lived intangible assets. Rather, these assets are subject to an evaluation of potential impairment on an annual basis to determine whether the estimated fair value is in excess of its carrying value, or more often if events or circumstances indicate there may be impairment. In the course of our evaluation of the potential impairment of such indefinite-lived asset, we may perform either a qualitative or a quantitative assessment.  If after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value is greater than its carrying amount, then performing a quantitative analysis is not required.  However, if we conclude otherwise, we then perform a quantitative impairment analysis.  We have elected January 1 as our annual impairment evaluation date, evaluating balances as of December 31. Based upon the outcome of our qualitative assessment, we determined that no quantitative analysis of the fair value of our indefinite-lived intangible assets was required, and we concluded that there was no impairment. No events have occurred since our assessment that would cause us to update this impairment testing.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes our identifiable intangible assets by type.

	June 30, 2018		September 30, 2017
$ in thousands	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Customer relationships	$133,404	$(37,293)	$99,749	$(31,098)
Non-amortizing customer relationships	52,000	—	—	—
Trade name	11,684	(3,156)	8,366	(2,076)
Developed technology	3,430	(1,062)	1,630	(706)
Intellectual property	515	(163)	542	(131)
Non-compete agreements	2,902	(1,806)	3,336	(1,551)
Seller relationship agreements	5,300	(1,524)	5,300	(901)
Total	$209,235	$(45,004)	$118,923	$(36,463)

NOTE 11 – BANK DEPOSITS

Bank deposits include savings and money market accounts, certificates of deposit of RJ Bank, Negotiable Order of Withdrawal (“NOW”) accounts and demand deposits. The following table presents a summary of bank deposits including the weighted-average rate, the calculation of which was based on the actual deposit balances at each respective period.

	June 30, 2018		September 30, 2017
$ in thousands	Balance	Weighted-average rate	Balance	Weighted-average rate
Savings and money market accounts	$19,044,215	0.50%	$17,391,091	0.14%
Certificates of deposit	414,912	1.86%	314,685	1.60%
NOW accounts	5,526	0.01%	5,197	0.01%
Demand deposits (non-interest-bearing)	13,908	—	21,389	—
Total bank deposits	$19,478,561	0.53%	$17,732,362	0.17%

Total bank deposits in the table above exclude affiliate deposits of $175 million at June 30, 2018 and $243 million at September 30, 2017. These affiliate deposits include $173 million at June 30, 2018 and $192 million at September 30, 2017, held in a deposit account at RJ Bank on behalf of RJF.

Savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”) to RJ Bank. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”). The aggregate amount of time deposit account balances that exceeded the FDIC insurance limit at June 30, 2018 was $26 million.

The following table sets forth the scheduled maturities of certificates of deposit.

	June 30, 2018		September 30, 2017
$ in thousands	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
Three months or less	$45,498	$18,862	$8,704	$4,132
Over three through six months	16,795	11,795	4,692	3,894
Over six through twelve months	26,925	16,940	34,005	11,865
Over one through two years	54,876	31,293	38,713	20,019
Over two through three years	34,632	20,879	48,082	27,847
Over three through four years	30,513	19,965	21,819	12,761
Over four through five years	60,256	25,683	50,805	27,347
Total	$269,495	$145,417	$206,820	$107,865

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized as follows:

	Three months ended June 30,		Nine months ended June 30,
$ in thousands	2018	2017	2018	2017
Savings, money market, and NOW accounts	$17,219	$3,202	$34,291	$7,248
Certificates of deposit	1,589	1,042	4,213	3,176
Total interest expense on deposits	$18,808	$4,244	$38,504	$10,424

NOTE 12 – OTHER BORROWINGS

The following table details the components of other borrowings.

$ in thousands	June 30, 2018	September 30, 2017
FHLB advances	$875,000	$875,000
Secured lines of credit	—	260,000
Unsecured lines of credit	—	350,000
Mortgage notes payable and other	25,326	29,012
Total other borrowings	$900,326	$1,514,012

Borrowings from the FHLB were comprised of both floating and fixed-rate advances. As of June 30, 2018 and September 30, 2017 the floating-rate advances, which mature in June 2020 and have interest rates which reset quarterly, totaled $850 million. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting the balances subject to variable interest rates to a fixed interest rate. Refer to Note 6 for information regarding these interest rate swaps, which are accounted for as hedging instruments. The fixed-rate advance as of both June 30, 2018 and September 30, 2017, in the amount of $25 million, matures in October 2020 and bears interest at a fixed rate of 3.4%. All of the advances were secured by a blanket lien granted to the FHLB on our residential mortgage loan portfolio. The weighted average interest rates on these advances as of June 30, 2018 and September 30, 2017 were 2.37% and 1.41%, respectively.

Any borrowings on secured lines of credit were day-to-day and were generally utilized to finance certain fixed income securities. In addition, we have other collateralized financings included in “Securities sold under agreements to repurchase” on our Condensed Consolidated Statements of Financial Condition. See Note 7 for information regarding our collateralized financing arrangements.

RJF is a party to a revolving credit facility agreement (the “RJF Credit Facility”) with a maturity date of May 2022 in which the lenders are a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $300 million at variable rates of interest. There were no borrowings outstanding on the RJF Credit Facility as of either June 30, 2018 or September 30, 2017. There is a variable rate commitment fee associated with the RJF Credit Facility, which varies depending upon RJF’s credit rating. Based upon RJF’s credit rating as of June 30, 2018 the variable rate commitment fee, which would apply to any difference between the daily borrowed amount and the committed amount, was 0.20% per annum.

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

In response to the enactment of the Tax Act, the SEC issued guidance, subsequently adopted by the FASB, which summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Act. Further to (2) above, a registrant should record provisional amounts during a “measurement period” when the registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in tax law. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, not to exceed twelve months from the enactment date of the Tax Act. In accordance with the SEC guidance, our net income for the nine months ended June 30, 2018 included an estimate of the discrete impact of the Tax Act of $117 million, primarily due to the remeasurement of U.S. deferred tax assets at the lower enacted corporate tax rate and, to a lesser extent, the transition tax on deemed repatriated earnings of foreign subsidiaries. This estimate incorporates assumptions made based on our current interpretation of the Tax Act and may change, possibly materially, as we complete our analysis and receive additional clarification and implementation guidance.

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

Transition tax

We also applied the SEC’s guidance in estimating the transition tax, which we anticipate will be approximately $12 million, including the state tax liability associated with the deemed repatriation of foreign earnings. Our tax liability calculations include projected amounts of unremitted earnings for our foreign subsidiaries for the remainder of the fiscal year. We will update our calculations as more information on our foreign subsidiaries’ earning and profits becomes available. These estimates incorporate assumptions made based on our current interpretation of the Tax Act and may change, possibly materially, as we complete our analysis and receive additional clarification and implementation guidance.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Indefinite reinvestment assertion

We are in the process of assessing the impact of the Tax Act on our current policy and related assertion of indefinitely reinvesting foreign earnings, as well as any such impact on our consolidated financial statements.  As part of this assessment, we determined that earnings of certain inactive foreign entities may be repatriated. The federal and state tax impact have been estimated and accounted for as part of the transition tax calculation described above. There were no further adjustments included in our Condensed Consolidated Financial Statements for the three and nine months ended June 30, 2018 as a result of this change to our indefinite reinvestment assertion.

Stranded tax effects in AOCI

During the quarter ended March 31, 2018, we adopted new accounting guidance that allows for a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act. The reclassification is the remeasurement difference of U.S. deferred tax assets at the historical federal statutory tax rate of 35% and the new federal statutory tax rate of 21%. The amount reclassified from AOCI to retained earnings was insignificant for the nine months ended June 30, 2018. See Notes 2 and 15 of this Form 10-Q for more information.

Effective tax rate

Our effective income tax rate was 27.0% for the three months ended June 30, 2018. Our effective income tax rate for the nine months ended June 30, 2018 was 38.2% and included the estimated discrete impact of the Tax Act of $117 million, partially offset by a lower blended federal corporate statutory tax rate of 24.5%. The discrete impact of the Tax Act, including the ongoing remeasurement of deferred tax assets, increased our effective tax rate by 12.2 percentage points. The effective tax rate for fiscal year 2017 was 31.2%.

Uncertain tax positions

We anticipate that the uncertain tax position liability balance may increase, possibly significantly, over the next twelve months as a result of recent judicial developments affecting our state tax positions but are still evaluating the impact of such change.

NOTE 14 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Loan and underwriting commitments

In the normal course of business, we enter into commitments for fixed income and equity underwritings. As of June 30, 2018, we had five open underwriting commitments, which were subsequently sold in open market transactions and none of which resulted in a significant loss.

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting, transitional cost assistance, and retention purposes (see Note 2 of our 2017 Form 10-K for a discussion of our accounting policies governing these transactions). These commitments are contingent upon the occurrence of certain events, including, but not limited to, the individual joining us.  As of June 30, 2018, we had made commitments through the extension of formal offers totaling approximately $132 million that had not yet been funded; however, it is possible that not all of our offers will be accepted and therefore, we would not fund the total amount of the offers extended. As of June 30, 2018, $79 million of the total amount extended consisted of unfunded commitments to prospective financial advisors that had accepted our offers, or recently hired producers.

As of June 30, 2018, we had not settled purchases of $401 million of syndicated loans.  These loan purchases are expected to be settled within 90 days.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding:

$ in thousands	June 30, 2018	September 30, 2017
Open-end consumer lines of credit (primarily SBL)	$6,795,045	$5,323,003
Commercial lines of credit	$1,652,388	$1,673,272
Unfunded loan commitments	$495,403	$386,950
Standby letters of credit	$34,875	$39,670

Because many of our lending commitments expire without being funded in whole or part, the contract amounts are not estimates of our actual future credit exposure or future liquidity requirements. We maintain a reserve to provide for potential losses related to the unfunded lending commitments. See Note 8 for further discussion of this reserve for unfunded lending commitments.

Investment commitments

A subsidiary of RJ Bank has committed $80 million as an investor member in a LIHTC fund in which a subsidiary of RJTCF is the managing member (see Note 2 of our 2017 Form 10-K for information regarding the accounting policies governing these investments). As of June 30, 2018, the RJ Bank subsidiary had invested $62 million of the committed amount.

We had unfunded commitments to various private equity investments of $19 million as of June 30, 2018, of which $1 million was to internally-sponsored private equity investments in which we control the general partner.

Acquisition-related commitments and contingencies

We have potential contingent payments related to our acquisitions of The Producer’s Choice LLC and Mummert & Company Corporate Finance GmbH. The estimated fair values of such contingent payments were included in our Condensed Consolidated Statements of Financial Condition as of June 30, 2018.

Other commitments

RJF has committed an amount of up to $225 million, subject to certain limitations and to annual re-approval by the RJF Board of Directors, to either lend to, or guarantee obligations of RJTCF in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities. At June 30, 2018, RJTCF had $108 million outstanding against this commitment. RJTCF may borrow from RJF in order to make investments in, or fund loans or advances to, either partnerships that purchase and develop properties qualifying for tax credits (“project partnerships”) or LIHTC funds. Investments in project partnerships are sold to various LIHTC funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to project partnerships and LIHTC funds.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase GNMA or FNMA MBS (see the discussion of these activities within Note 2 of our 2017 Form 10-K).  At June 30, 2018, we had $584 million principal amount of outstanding forward MBS purchase commitments which were expected to be purchased over the following 90 days.  In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and the date of sale of the MBS, we enter into to be announced (“TBA”) security contracts with investors for generic MBS at specific rates and prices to be delivered on settlement dates in the future.  These TBA securities and related purchased commitments are accounted for at fair value. As of June 30, 2018, the fair value of the TBA securities and the estimated fair value of the purchase commitments were insignificant.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

RJTCF has provided a guaranteed return on investment to a third-party investor in the Guaranteed LIHTC Fund and RJF has guaranteed RJTCF’s performance under the arrangement.  Under the terms of the performance guarantee, should the underlying LIHTC project partnerships held by the Guaranteed LIHTC Fund fail to deliver a certain amount of tax credits and other tax benefits to this investor over the next four years, RJTCF is obligated to pay the investor an amount that results in the investor achieving a minimum specified return on their investment.  A $10 million financing asset was included in “Other assets,” and a related $10 million liability was included in “Other payables” on our Condensed Consolidated Statements of Financial Condition as of June 30, 2018 related to this obligation. The maximum exposure to loss under this guarantee was $11 million at June 30, 2018, which represented the undiscounted future payments due the investor.

We guarantee the debt of certain of our private equity investments. These guarantees are generally entity specific and represent an obligation to make payments to beneficiaries if the guaranteed party fails to fulfill its obligation under a contractual arrangement with such beneficiary.

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

With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss (and excluding amounts subject to the below-described indemnification from Regions Financial Corporation (“Regions”)), as of June 30, 2018, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $75 million in excess of the aggregate reserves for such matters.  Refer to Note 2 of our 2017 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

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

The Morgan Keegan matter described below is subject to such indemnification provisions. As of June 30, 2018, management estimated the range of potential liability of all Morgan Keegan matters subject to indemnification, including the cost of defense, to be from $11 million to $51 million. Any loss arising from such matters, after application of any contractual thresholds and other reductions, as set forth in the agreement, will be borne by Regions. As of June 30, 2018 our Condensed Consolidated Statements of Financial Condition included an indemnification asset of $24 million which was included in “Other assets,” and a liability for potential losses of $24 million which was included within “Other payables,” pertaining to the Morgan Keegan matters subject to indemnification. The amount included within “Other payables” is the amount within the range of potential liability related to such matters which management estimated was more likely than any other amount within such range.

Morgan Keegan matter (subject to indemnification)

In July 2006, Morgan Keegan & Company, Inc., a Morgan Keegan affiliate, and one of its former analysts were named as defendants in a lawsuit filed by Fairfax Financial Holdings Limited and an affiliate in the Superior Court of New Jersey, Law Division, in Morris County, New Jersey. Plaintiffs made claims under a civil RICO statute, for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs alleged that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs in order to improperly drive down the stock price of Fairfax, so that others could profit from short positions. Plaintiffs alleged that the defendants’ actions disparaged them and harmed their business relationships. Plaintiffs alleged various categories of damages, including lost insurance business, losses on stock and bond offerings, reputational loss, increased audit fees and directors’ and officers’ insurance premiums, and lost acquisitions. They requested actual and punitive damages and treble damages under their RICO claims. On May 11, 2012, the trial court dismissed the plaintiffs’ RICO claims. On June 27, 2012, the trial court dismissed plaintiffs’ tortious interference with prospective relations claim, but allowed the other claims to go forward. Prior to commencement of a jury trial, the court dismissed the remaining claims with prejudice, and the plaintiffs appealed. On April 27, 2017, the Superior Court of New Jersey, Appellate Division, affirmed the trial court’s dismissal of certain claims against Morgan Keegan, including RICO allegations, while remanding to the trial court the claims of disparagement, tortious interference with prospective business relations, and civil conspiracy, and limiting the actual damages to certain lost insurance business. Plaintiffs petitioned the Supreme Court of New Jersey for review of the Appellate Division’s opinion, but on October 17, 2017, the Supreme Court of New Jersey denied the petition. The trial is currently set to begin in late 2018.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

In January 2018, we early adopted accounting guidance which reclassified the stranded tax effects resulting from the Tax Act from AOCI to retained earnings. See Notes 2 and 13 for additional information. Our policy is to release tax effects remaining in AOCI on an individual security basis.

Other comprehensive income/(loss)

The activity in other comprehensive income/(loss), net of the respective tax effect, was as follows:

	Three months ended June 30,		Nine months ended June 30,
$ in thousands	2018	2017	2018	2017
Net change in unrealized gain/(loss) on available-for-sale securities and non-credit portion of other-than-temporary impairment losses	$(3,848)	$1,776	$(32,428)	$(418)
Net change in unrealized gain/(loss) on currency translations, net of the impact of net investment hedges	(6,290)	7,423	(8,512)	10,647
Net change in unrealized gain/(loss) on cash flow hedges	6,068	(3,775)	29,546	23,494
Net other comprehensive income/(loss)	$(4,070)	$5,424	$(11,394)	$33,723

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accumulated other comprehensive income/(loss)

All of the components of other comprehensive income/(loss) described below, net of tax, are attributable to RJF. The following table presents the changes, and the related tax effects, of each component of accumulated other comprehensive income/(loss).

$ in thousands	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended June 30, 2018
Accumulated other comprehensive income/(loss) as of beginning of period	$84,738	$(106,436)	$(21,698)	$(31,052)	$30,227	$(22,523)
Other comprehensive income/(loss) before reclassifications and taxes	18,283	(19,708)	(1,425)	(5,431)	9,284	2,428
Amounts reclassified from accumulated other comprehensive income/(loss), before tax	—	—	—	—	(619)	(619)
Pre-tax net other comprehensive income/(loss)	18,283	(19,708)	(1,425)	(5,431)	8,665	1,809
Income tax effect	(4,865)	—	(4,865)	1,583	(2,597)	(5,879)
Net other comprehensive income/(loss) for the period, net of tax	13,418	(19,708)	(6,290)	(3,848)	6,068	(4,070)
Accumulated other comprehensive income/(loss) as of end of period	$98,156	$(126,144)	$(27,988)	$(34,900)	$36,295	$(26,593)
Nine months ended June 30, 2018
Accumulated other comprehensive income/(loss) as of beginning of period	$60,201	$(79,677)	$(19,476)	$(2,472)	$6,749	$(15,199)
Other comprehensive income/(loss) before reclassifications and taxes	51,730	(46,467)	5,263	(45,116)	38,658	(1,195)
Amounts reclassified from accumulated other comprehensive income/(loss), before tax	—	—	—	—	1,396	1,396
Pre-tax net other comprehensive income/(loss)	51,730	(46,467)	5,263	(45,116)	40,054	201
Income tax effect	(13,828)	—	(13,828)	14,620	(12,745)	(11,953)
Reclassification of tax effects related to the Tax Act	53	—	53	(1,932)	2,237	358
Net other comprehensive income/(loss) for the period, net of tax	37,955	(46,467)	(8,512)	(32,428)	29,546	(11,394)
Accumulated other comprehensive income/(loss) as of end of period	$98,156	$(126,144)	$(27,988)	$(34,900)	$36,295	$(26,593)
Three months ended June 30, 2017
Accumulated other comprehensive income/(loss) as of beginning of period	$93,269	$(125,139)	$(31,870)	$(6,350)	$10,786	$(27,434)
Other comprehensive income/(loss) before reclassifications and taxes	(20,676)	21,444	768	2,322	(7,360)	(4,270)
Amounts reclassified from accumulated other comprehensive income/(loss), before tax	—	—	—	557	1,272	1,829
Pre-tax net other comprehensive income/(loss)	(20,676)	21,444	768	2,879	(6,088)	(2,441)
Income tax effect	7,737	(1,082)	6,655	(1,103)	2,313	7,865
Net other comprehensive income/(loss) for the period, net of tax	(12,939)	20,362	7,423	1,776	(3,775)	5,424
Accumulated other comprehensive income/(loss) as of end of period	$80,330	$(104,777)	$(24,447)	$(4,574)	$7,011	$(22,010)
Nine months ended June 30, 2017
Accumulated other comprehensive income/(loss) as of beginning of period	$86,482	$(121,576)	$(35,094)	$(4,156)	$(16,483)	$(55,733)
Other comprehensive income/(loss) before reclassifications and taxes	(9,831)	10,839	1,008	(1,481)	33,551	33,078
Amounts reclassified from accumulated other comprehensive income/(loss), before tax	—	6,537	6,537	639	4,342	11,518
Pre-tax net other comprehensive income/(loss)	(9,831)	17,376	7,545	(842)	37,893	44,596
Income tax effect	3,679	(577)	3,102	424	(14,399)	(10,873)
Net other comprehensive income/(loss) for the period, net of tax	(6,152)	16,799	10,647	(418)	23,494	33,723
Accumulated other comprehensive income/(loss) as of end of period	$80,330	$(104,777)	$(24,447)	$(4,574)	$7,011	$(22,010)

Our net investment hedges and cash flow hedges relate to our derivatives associated with RJ Bank’s business operations (see Note 6 for additional information on these derivatives).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Reclassifications out of accumulated other comprehensive income/(loss)

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive income/(loss), and the related tax effects.

Accumulated other comprehensive income/(loss) components: $ in thousands	Increase/(decrease) in amounts reclassified from accumulated other comprehensive income/(loss)	Affected line items in income statement
Three months ended June 30, 2018
RJ Bank cash flow hedges	$(619)	Interest expense
Total before tax	(619)
Income tax effect	177	Provision for income taxes
Total reclassifications for the period, net of tax	$(442)
Nine months ended June 30, 2018
RJ Bank cash flow hedges	$1,396	Interest expense
Total before tax	1,396
Income tax effect	(398)	Provision for income taxes
Total reclassifications for the period, net of tax	$998
Three months ended June 30, 2017
RJ Bank available-for-sale securities	$557	Other revenue
RJ Bank cash flow hedges	1,272	Interest expense
Total before tax	1,829
Income tax effect	(699)	Provision for income taxes
Total reclassifications for the period, net of tax	$1,130
Nine months ended June 30, 2017
RJ Bank available-for-sale securities	$639	Other revenue
RJ Bank cash flow hedges	4,342	Interest expense
Currency translations	6,537	Other expense
Total before tax	11,518
Income tax effect	(4,380)	Provision for income taxes
Total reclassifications for the period, net of tax	$7,138

During the nine months ended June 30, 2017, we sold our interests in a number of Latin American joint ventures, which had operations in Uruguay and Argentina. As a component of our computation of the gain or loss resulting from such sales, we recognized the sold entities’ cumulative currency translation balances which, prior to such reclassification, had been a component of the accumulated other comprehensive loss.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense were as follows:

	Three months ended June 30,		Nine months ended June 30,
$ in thousands	2018	2017	2018	2017
Interest income:
Assets segregated pursuant to regulations and other segregated assets	$13,544	$10,151	$39,608	$26,310
Securities loaned	3,904	4,016	10,353	10,662
Trading instruments	6,593	5,499	17,064	15,896
Available-for-sale securities	14,212	8,811	37,419	17,886
Margin loans	28,393	21,637	77,374	61,930
Bank loans, net of unearned income	187,335	143,306	519,879	416,617
Loans to financial advisors	3,853	3,360	10,815	9,937
Corporate cash and all other	13,508	7,444	39,405	20,312
Total interest income	$271,342	$204,224	$751,917	$579,550
Interest expense:
Bank deposits	$18,808	$4,244	$38,504	$10,424
Securities borrowed	2,067	1,866	5,239	5,038
Trading instruments sold but not yet purchased	2,071	1,773	5,397	4,561
Brokerage client payables	4,463	1,121	10,216	2,649
Other borrowings	5,236	4,195	16,523	11,822
Senior notes payable	18,170	21,981	54,530	70,345
Other	3,492	3,380	7,931	6,364
Total interest expense	54,307	38,560	138,340	111,203
Net interest income	217,035	165,664	613,577	468,347
Bank loan loss provision	(5,226)	(6,209)	(13,791)	(13,097)
Net interest income after bank loan loss provision	$211,809	$159,455	$599,786	$455,250

Interest expense related to bank deposits in the above table for the three and nine months ended June 30, 2018 and 2017 excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.

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

Stock options

The following table presents expense and income tax benefits related to our stock option awards granted to employees and independent contractor financial advisors for the periods indicated.

	Three months ended June 30,		Nine months ended June 30,
$ in thousands	2018	2017	2018	2017
Total share-based expense	$2,167	$3,049	$7,315	$10,421
Income tax benefit related to share-based expense	$164	$408	$628	$1,379

For the nine months ended June 30, 2018, we realized $1 million of excess tax benefits related to our stock option awards which favorably impacted income tax expense in our Condensed Consolidated Statements of Income and Comprehensive Income.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three and nine months ended June 30, 2018, we granted no stock options to employees and the stock option awards granted to independent contractor financial advisors were not material.

The following table presents pre-tax compensation costs not yet recognized for stock option awards granted to employees and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of June 30, 2018.

	Pre-tax compensation costs not yet recognized	Remaining weighted-average amortization period
	(in thousands)	(in years)
Employees	$9,141	2.0
Independent contractor financial advisors	$3,635	3.2

Restricted stock and RSU awards

The following table presents expense and income tax benefits related to our restricted equity awards granted to employees and members of our Board of Directors for the periods indicated.

	Three months ended June 30,		Nine months ended June 30,
$ in thousands	2018	2017	2018	2017
Total share-based expense	$18,851	$16,863	$69,818	$62,963
Income tax benefit related to share-based expense	$4,865	$6,574	$18,387	$22,263

Total share-based expense during the nine months ended June 30, 2017 included $5 million, which was included as a component of “Acquisition-related expenses” on our Condensed Consolidated Statements of Income and Comprehensive Income.

For the nine months ended June 30, 2018, we realized $9 million of excess tax benefits related to our restricted equity awards which favorably impacted income tax expense in our Condensed Consolidated Statements of Income and Comprehensive Income.

During the three and nine months ended June 30, 2018, we granted 52,000 and 1,212,000 RSUs, respectively, to employees and outside members of our Board of Directors with a weighted-average grant-date fair value of $98.86 and $87.27, respectively.

As of June 30, 2018, there was $156 million of total pre-tax compensation costs not yet recognized, net of estimated forfeitures, related to restricted equity awards granted to employees and members of our Board of Directors. These costs are expected to be recognized over a weighted-average period of 3.1 years.

There were no outstanding RSUs related to our independent contractor financial advisors as of June 30, 2018.

RSU awards associated with Alex. Brown

As part of our acquisition of Alex. Brown, we assumed certain DBRSU awards, including the associated plan terms and conditions. Refer to Note 20 of our 2017 Form 10-K for additional information regarding these awards. The DBRSUs are accounted for as derivatives. See Note 6 for additional information regarding these derivatives.

The following table presents the net impact of the DBRSUs in our Condensed Consolidated Statements of Income and Comprehensive Income, including the related income tax effect, for the periods indicated.

	Three months ended June 30,		Nine months ended June 30,
$ in thousands	2018	2017	2018	2017
Amortization of DBRSU prepaid compensation asset	$1,114	$1,240	$3,506	$4,018
Increase/(decrease) in fair value of derivative liability	(4,691)	940	(9,356)	8,792
Net expense/(gain) before tax	$(3,577)	$2,180	$(5,850)	$12,810
Income tax benefit/(expense)	$(1,010)	$828	$(2,048)	$4,776

The table above includes the impact of DBRSUs forfeited during the periods indicated.

As of June 30, 2018, there was a $6 million prepaid compensation asset included in “Other assets” in our Condensed Consolidated Statements of Financial Condition related to these DBRSUs. This asset is expected to be amortized over a weighted-average period

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

of 1.4 years. As of June 30, 2018, there was a $15 million derivative liability included in “Accrued compensation, commissions and benefits” in our Condensed Consolidated Statements of Financial Condition based on the June 30, 2018 share price of DB shares of $10.62.
We held shares of DB as of June 30, 2018 as an economic hedge against this obligation. Such shares are included in “Other investments” on our Condensed Consolidated Statements of Financial Condition. The gains/losses on this hedge are included as a component of “Compensation, commissions and benefits expense” and offset a portion of the gains/losses on the DBRSUs.

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

RJF and RJ Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined in Basel III, Common equity Tier 1 capital (“CET1”) to risk-weighted assets. RJF and RJ Bank each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies.  The minimum CET1, Tier 1 Capital, and Total Capital ratios of RJF and RJ Bank are supplemented by an incremental capital conservation buffer, consisting entirely of capital that qualifies as CET1, that began phasing in on January 1, 2016 in increments of 0.625% per year until it reaches 2.5% of risk-weighted assets on January 1, 2019. Failure to maintain the capital conservation buffer could limit our ability to take certain capital actions, including dividends and common equity repurchases, and to make discretionary bonus payments.  As of June 30, 2018, both RJF’s and RJ Bank’s capital levels exceeded the fully-phased in capital conservation buffer requirement, and are each categorized as “well capitalized.”

For further discussion of regulatory capital requirements applicable to certain of our businesses and subsidiaries, see Note 21 of our 2017 Form 10-K.

To meet requirements for capital adequacy purposes or to be categorized as “well capitalized,” RJF must maintain minimum CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
$ in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of June 30, 2018:
CET1	$5,496,453	23.8%	$1,037,662	4.5%	$1,498,846	6.5%
Tier 1 capital	$5,496,453	23.8%	$1,383,550	6.0%	$1,844,733	8.0%
Total capital	$5,715,394	24.8%	$1,844,733	8.0%	$2,305,916	10.0%
Tier 1 leverage	$5,496,453	15.6%	$1,412,321	4.0%	$1,765,401	5.0%

RJF as of September 30, 2017:
CET1	$5,081,335	23.0%	$994,950	4.5%	$1,437,150	6.5%
Tier 1 capital	$5,081,335	23.0%	$1,326,600	6.0%	$1,768,800	8.0%
Total capital	$5,293,331	23.9%	$1,768,800	8.0%	$2,211,000	10.0%
Tier 1 leverage	$5,081,335	15.0%	$1,359,168	4.0%	$1,698,960	5.0%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The increase in RJF’s Tier 1 capital and Total capital ratios at June 30, 2018 compared to September 30, 2017 was primarily the result of positive earnings during the nine months ended June 30, 2018, offset by an increase in goodwill and identifiable intangible assets related to the Scout Group acquisition and the growth of the corporate loan portfolio at RJ Bank.

To meet the requirements for capital adequacy or to be categorized as “well capitalized,” RJ Bank must maintain CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
$ in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJ Bank as of June 30, 2018:
CET1	$1,972,573	12.5%	$709,104	4.5%	$1,024,261	6.5%
Tier 1 capital	$1,972,573	12.5%	$945,472	6.0%	$1,260,629	8.0%
Total capital	$2,169,655	13.8%	$1,260,629	8.0%	$1,575,786	10.0%
Tier 1 leverage	$1,972,573	8.9%	$884,969	4.0%	$1,106,212	5.0%

RJ Bank as of September 30, 2017:
CET1	$1,821,306	12.5%	$654,901	4.5%	$945,968	6.5%
Tier 1 capital	$1,821,306	12.5%	$873,201	6.0%	$1,164,268	8.0%
Total capital	$2,003,461	13.8%	$1,164,268	8.0%	$1,455,335	10.0%
Tier 1 leverage	$1,821,306	8.9%	$816,304	4.0%	$1,020,379	5.0%

RJ Bank’s Tier 1 and Total capital ratios at June 30, 2018 were flat compared to September 30, 2017 as the growth in earnings at RJ Bank was offset by the growth of the corporate loan portfolio.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934.

The following table presents the net capital position of RJ&A.

	As of
$ in thousands	June 30, 2018	September 30, 2017
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	26.96%	21.37%
Net capital	$779,130	$589,420
Less: required net capital	(57,794)	(55,164)
Excess net capital	$721,336	$534,256

The following table presents the net capital position of Raymond James Financial Services, Inc. (“RJFS”).

	As of
$ in thousands	June 30, 2018	September 30, 2017
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$27,657	$34,488
Less: required net capital	(250)	(250)
Excess net capital	$27,407	$34,238

The following table presents the risk adjusted capital of RJ Ltd. (in Canadian dollars).

	As of
$ in thousands	June 30, 2018	September 30, 2017
Raymond James Ltd.:
Risk adjusted capital before minimum	$94,839	$108,985
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$94,589	$108,735

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2018, all of our other active regulated domestic and international subsidiaries were in compliance with and met all applicable capital requirements.

NOTE 19 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended June 30,		Nine months ended June 30,
in thousands, except per share amounts	2018	2017	2018	2017
Income for basic earnings per common share:
Net income attributable to RJF	$232,258	$183,424	$593,947	$442,746
Less allocation of earnings and dividends to participating securities	(402)	(399)	(1,016)	(975)
Net income attributable to RJF common shareholders	$231,856	$183,025	$592,931	$441,771
Income for diluted earnings per common share:
Net income attributable to RJF	$232,258	$183,424	$593,947	$442,746
Less allocation of earnings and dividends to participating securities	(393)	(391)	(995)	(957)
Net income attributable to RJF common shareholders	$231,865	$183,033	$592,952	$441,789
Common shares:
Average common shares in basic computation	145,634	143,712	145,156	143,059
Dilutive effect of outstanding stock options and certain RSUs	3,813	3,391	3,631	3,288
Average common shares used in diluted computation	149,447	147,103	148,787	146,347
Earnings per common share:
Basic	$1.59	$1.27	$4.08	$3.09
Diluted	$1.55	$1.24	$3.99	$3.02
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	171	365	1,086	1,686

The allocation of earnings and dividends to participating securities in the table above represent dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities. Participating securities represent unvested restricted stock and certain RSUs and amounted to weighted-average shares of 257 thousand and 319 thousand for the three months ended June 30, 2018 and 2017, respectively. Participating securities for the nine months ended June 30, 2018 and 2017 amounted to weighted-average shares of 255 thousand and 324 thousand, respectively.  Dividends paid to participating securities were insignificant for the three and nine months ended June 30, 2018 and 2017.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Dividends per common share - declared	$0.30	$0.22	$0.80	$0.66
Dividends per common share - paid	$0.25	$0.22	$0.72	$0.64

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information concerning operations in these segments of business.

	Three months ended June 30,		Nine months ended June 30,
$ in thousands	2018	2017	2018	2017
Revenues:
Private Client Group	$1,286,822	$1,131,452	$3,802,765	$3,263,329
Capital Markets	250,252	265,433	709,401	762,895
Asset Management	168,163	125,675	481,970	356,291
RJ Bank	212,465	158,989	587,036	452,203
Other	16,223	15,417	53,285	46,885
Intersegment eliminations	(43,023)	(33,859)	(120,729)	(89,414)
Total revenues	$1,890,902	$1,663,107	$5,513,728	$4,792,189
Income/(loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$132,274	$127,951	$444,923	$230,681
Capital Markets	21,787	34,607	42,797	97,302
Asset Management	58,272	43,270	171,537	122,976
RJ Bank	129,154	99,990	361,395	296,022
Other	(23,429)	(30,804)	(59,980)	(100,075)
Pre-tax income excluding noncontrolling interests	318,058	275,014	960,672	646,906
Net income/(loss) attributable to noncontrolling interests	(16)	1,927	143	(1,147)
Income including noncontrolling interests and before provision for income taxes	$318,042	$276,941	$960,815	$645,759
No individual client accounted for more than ten percent of total revenues in any of the periods presented.

	Three months ended June 30,		Nine months ended June 30,
$ in thousands	2018	2017	2018	2017
Net interest income/(expense):
Private Client Group	$43,201	$35,557	$122,119	$99,615
Capital Markets	317	489	3,359	5,163
Asset Management	572	219	1,313	354
RJ Bank	180,516	145,521	515,678	418,304
Other	(7,571)	(16,122)	(28,892)	(55,089)
Net interest income	$217,035	$165,664	$613,577	$468,347

The following table presents our total assets on a segment basis.

$ in thousands	June 30, 2018	September 30, 2017
Total assets:
Private Client Group	$9,248,308	$9,967,320
Capital Markets	2,336,609	2,396,033
Asset Management	364,743	151,111
RJ Bank	22,808,413	20,611,898
Other	1,606,036	1,757,094
Total	$36,364,109	$34,883,456

Total assets in the PCG segment included $275 million and $277 million of goodwill as of June 30, 2018 and September 30, 2017, respectively. Total assets in the Capital Markets segment included $133 million and $134 million of goodwill as of June 30, 2018 and September 30, 2017, respectively. Total assets in the Asset Management segment included $69 million of goodwill as of June 30, 2018 which was entirely attributable to our fiscal year 2018 acquisition of the Scout Group.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

We have operations in the U.S., Canada and Europe. Substantially all long-lived assets are located in the U.S.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they were earned, were as follows:

	Three months ended June 30,		Nine months ended June 30,
$ in thousands	2018	2017	2018	2017
Revenues:
U.S.	$1,749,274	$1,552,369	$5,093,473	$4,446,928
Canada	107,710	86,602	316,390	263,633
Europe	33,918	24,132	103,865	77,358
Other	—	4	—	4,270
Total	$1,890,902	$1,663,107	$5,513,728	$4,792,189

Pre-tax income/(loss) excluding noncontrolling interests:
U.S.	$303,281	$273,811	$924,734	$644,621
Canada	16,036	4,732	39,144	9,557
Europe	(1,259)	(2,184)	(3,206)	(2,771)
Other	—	(1,345)	—	(4,501)
Total	$318,058	$275,014	$960,672	$646,906

The following table presents our total assets classified by major geographic area in which they were held.

$ in thousands	June 30, 2018	September 30, 2017
Total assets:
U.S.	$33,675,646	$32,200,852
Canada	2,597,696	2,592,480
Europe	81,995	81,090
Other	8,772	9,034
Total	$36,364,109	$34,883,456

Total assets in the U.S. included $425 million and $356 million of goodwill at June 30, 2018 and September 30, 2017, respectively. Total assets in Canada included $43 million and $45 million of goodwill at June 30, 2018 and September 30, 2017, respectively. Total assets in Europe included $9 million and $10 million of goodwill at June 30, 2018 and September 30, 2017, respectively.

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

Executive overview

We operate as a financial holding company and a bank holding company. Results in the businesses in which we operate are highly correlated to general economic conditions and, more specifically, to the direction of the U.S. equity and fixed income markets, market volatility, corporate and mortgage lending markets and commercial and residential credit trends.  Overall market conditions, interest rates, economic, political and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control.  These factors affect the financial decisions made by market participants who include investors, borrowers, and competitors, impacting their level of participation in the financial markets. These factors also impact the level of investment banking activity as well as trading profits and asset valuations, which ultimately affect our business results.

Quarter ended June 30, 2018 compared with the quarter ended June 30, 2017

We achieved net revenues of $1.84 billion for the quarter, a $212 million, or 13%, increase over the prior year quarter. Our pre-tax income was $318 million, an increase of $43 million, or 16%. Our net income of $232 million reflected an increase of $49 million, or 27%, and our earnings per diluted share amounted to $1.55, a 25% increase.

The growth in net revenues was driven by an increase in client assets compared with the prior year quarter as well as strong investment banking revenues. In addition, we benefited from the impact of higher short-term interest rates, which increased both net interest income and fees earned from third-party banks on balances in our RJBDP. Offsetting these increases was a decline in institutional fixed income commissions, which continued to be impacted by a challenging market environment. Total client assets under administration reached $754.3 billion at June 30, 2018, a 14% increase, primarily attributable to strong financial advisor recruiting and retention, as well as equity market appreciation.

Non-interest expenses increased $171 million, or 13%. The increase primarily resulted from higher compensation, commissions and benefits expenses, most of which was associated with the increase in net revenues, as well as increased staffing levels required to support our continued growth and regulatory compliance requirements. An increase in business development expense compared with the prior year quarter was the result of the timing of conferences for financial advisors as well as increased recruiting and onboarding-related expenses. Communications and information processing expenses increased compared with the prior year quarter as a result of our continued investment in technology infrastructure to support our growth. Other expenses also increased, primarily due to increased legal and regulatory reserves and, to a lesser extent, professional fees.

Our effective tax rate was 27.0% for the current quarter, a decrease from 33.3% in the prior year quarter. The decrease was primarily attributable to the impact of a reduced federal statutory tax rate as a result of the Tax Act enacted in December 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

A summary of our financial results by segment as compared to the prior year quarter is as follows:

•
Our PCG segment generated net revenues of $1.28 billion, a 13% increase, and pre-tax income of $132 million, a 3% increase.  The increase in net revenues was primarily attributable to an increase in securities commissions and fees, driven by increased client assets resulting from higher equity markets and strong financial advisor recruiting and retention. The segment also benefited from higher short-term interest rates, resulting in an increase in net interest income, as well as increased account and service fees related to client cash balances in RJBDP. Non-interest expenses increased $148 million, or 15%, primarily resulting from increases in compensation, commissions and benefits expenses and business development expenses.

•
The Capital Markets segment generated net revenues of $242 million, a 7% decrease, and pre-tax income of $22 million, a 37% decrease. The decrease in net revenues was primarily driven by lower institutional fixed income commissions and net trading profit, partially offset by a significant increase in merger & acquisition and advisory fee revenues. Non-interest expenses decreased $4 million, or 2%.

•
Our Asset Management segment generated a 34% increase in net revenues to $168 million, while pre-tax income increased 35% to $58 million. The increase in net revenues was primarily the result of an increase in financial assets under management, which were 49% higher than the prior year, including the addition of $27 billion of assets under management in November 2017 from the Scout Group acquisition. Non-discretionary asset-based administration fees also increased as a result of higher assets in such programs. Non-interest expenses increased $27 million, or 33%, largely driven by incremental expenses related to the acquisition of the Scout Group.

•
RJ Bank generated a 25% increase in net revenues to $188 million, while pre-tax income increased 29% to $129 million. The increase in net revenues resulted primarily from an increase in net interest income due to growth in average interest-earning assets as well as an increase in net interest margin. Non-interest expenses increased $8 million, primarily reflecting higher affiliate deposit fees paid to PCG due to an increase in client account balances.

•
Our Other segment reflected a pre-tax loss of $23 million, or 24% less than the loss in the prior year quarter, primarily due a decrease in interest expense on our senior notes payable, due to a lower average balance outstanding and a decrease in the average rate on such balances, as well as an increase in interest income as a result of an increase in interest rates earned on higher corporate cash balances.

Nine months ended June 30, 2018 compared with the nine months ended June 30, 2017

We achieved net revenues of $5.38 billion, a $694 million, or 15%, increase. Our pre-tax income was $961 million, an increase of $314 million, or 49%. Our net income of $594 million increased $151 million, or 34%, and our earnings per diluted share were $3.99, a 32% increase.

During the nine months ended June 30, 2018, earnings were negatively affected by the estimated discrete impact of the Tax Act of $117 million, primarily related to the remeasurement of U.S. deferred tax assets at a lower enacted corporate tax rate. Excluding this discrete impact and $4 million of acquisition-related expenses, adjusted net income was $714 million (1), an increase of 30% compared with adjusted net income of $551 million (1) in the prior year period, which excluded expenses related to the Jay Peak matter, acquisition-related expenses and losses on the extinguishment of certain of our senior notes. Adjusted earnings per diluted share were $4.79 (1), a 27% increase compared with adjusted earnings per diluted share of $3.76 (1) in the prior year period.

The increase in net revenues reflected significant growth in client assets as well as the impact of higher short-term interest rates, which increased both net interest income and account and service fees earned on balances in our RJBDP. Offsetting these increases, institutional equity and fixed income commissions declined compared with the prior year period, reflecting market-driven challenges. Total client assets under administration reached $754.3 billion at June 30, 2018, a 14% increase, primarily attributable to strong financial advisor recruiting and retention, as well as equity market appreciation.

Non-interest expenses increased $379 million, or 9%. The increase primarily resulted from increased compensation, commissions and benefit expenses associated with the increase in net revenues, as well as increased staffing levels required to support our continued growth and regulatory compliance requirements. Communications and information processing expenses also increased compared with the prior year period as a result of our continued investment in our technology infrastructure to support our growth. Offsetting these increases was a $130 million decrease in legal expenses as the Jay Peak matter impacted the prior fiscal year.

(1) “Adjusted net income,” and “adjusted earnings per diluted share” are each non-GAAP financial measures. Please see the “reconciliation of GAAP measures to non-GAAP measures” in this MD&A, for a reconciliation of our non-GAAP measures to the most directly comparable GAAP measures, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Our effective tax rate was 38.2% for the nine months ended June 30, 2018, reflecting the estimated discrete impact of the Tax Act of $117 million, partially offset by a lower blended federal corporate statutory tax rate of 24.5%. Excluding the estimated discrete impact of the Tax Act, our adjusted effective tax rate was 26.0% (1) for the nine months ended June 30, 2018. We estimate our effective tax rate to be approximately 27% for the remainder of our fiscal year, which reflects the blended federal corporate statutory tax rate, and approximately 24% for fiscal year 2019, reflecting the lower federal corporate statutory tax rate of 21% for the full year.  Our future effective tax rates are estimates based on our current interpretation of the Tax Act and may change, possibly materially, as we complete our analysis.  Our future effective tax rate will also be impacted positively or negatively by non-taxable items (such as the gains or losses earned on our COLI and tax-exempt interest), non-deductible expenses (such as meals and entertainment) and vesting and exercises of equity compensation.  See Note 13 of this Form 10-Q for further information on the Tax Act.

A summary of our financial results by segment as compared to the prior year period is as follows:

•
Our PCG segment generated net revenues of $3.78 billion, a 16% increase, and pre-tax income of $445 million, an increase of 93% over the prior year period, which included $130 million of legal expenses related to the Jay Peak matter. The increase in net revenues was primarily attributable to an increase in securities commissions and fees, driven by increased client assets resulting from higher equity markets and continued strong financial advisor recruiting and retention. The segment also benefited from the impact of higher short-term interest rates, resulting in an increase in account and service fees related to client cash balances in RJBDP and higher net interest income. Non-interest expenses increased $317 million, or 10%, primarily resulting from increases in compensation, commissions and benefits expenses and communications and information processing expenses, offset by a decrease in the aforementioned legal expenses.

•
The Capital Markets segment generated net revenues of $689 million, an 8% decrease over the prior year period, and pre-tax income declined 56% to $43 million. The decrease in net revenues was primarily due to market-driven decreases in institutional fixed income and equity commissions and net trading profit. Investment banking revenues increased due to higher merger & acquisition and advisory fees, partially offset by lower equity underwriting fees and tax credit fund syndication fees. Non-interest expenses decreased $7 million, or 1%, compared with the prior year period.

•
Our Asset Management segment generated a 35% increase in net revenues to $482 million, and a pre-tax income increase of 39% to $172 million. The increase in net revenues primarily reflected increases in advisory fee revenues from managed programs and, to a lesser degree, non-discretionary asset-based administration fee revenues. Financial assets under management increased 49% over the prior year, aided by the acquisition of the Scout Group, which added $27 billion of additional assets under management in November 2017. Non-interest expenses increased $74 million, or 32%, primarily resulting from incremental expenses related to the Scout Group acquisition and increased investment sub-advisory fees.

•
RJ Bank generated a 24% increase in net revenues to $532 million, while pre-tax income increased 22% to $361 million. The increase in net revenues resulted primarily from an increase in net interest income due to growth in interest-earning assets and an increase in net interest margin. Non-interest expenses increased $36 million, or 27%, primarily reflecting higher affiliate deposit fees paid to PCG due to increased client account balances.

•
Our Other segment reflected a pre-tax loss that was $40 million, or 40%, less than the loss in the prior year period, primarily due to a decrease in net interest expense, lower acquisition-related expenses and not incurring losses on the extinguishment of certain of our senior notes as we did in the prior year period. The decline in net interest expense reflected lower interest expense due to a decrease in the outstanding balance and average interest rate of our senior notes payable, as well as an increase in interest income related to the increased interest rates earned on higher corporate cash balances.

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

The following table presents our consolidated and segment net revenues and pre-tax income/(loss), the latter excluding noncontrolling interests, for the periods indicated.

	Three months ended June 30,			Nine months ended June 30,
$ in thousands	2018	2017	% change	2018	2017	% change
Total company
Net revenues	$1,836,595	$1,624,547	13%	$5,375,388	$4,680,986	15%
Pre-tax income	$318,058	$275,014	16%	$960,672	$646,906	49%

Private Client Group
Net revenues	$1,279,120	$1,127,285	13%	$3,783,986	$3,252,551	16%
Pre-tax income	$132,274	$127,951	3%	$444,923	$230,681	93%

Capital Markets
Net revenues	$241,686	$258,909	(7)%	$688,967	$748,096	(8)%
Pre-tax income	$21,787	$34,607	(37)%	$42,797	$97,302	(56)%

Asset Management
Net revenues	$168,155	$125,664	34%	$481,940	$356,226	35%
Pre-tax income	$58,272	$43,270	35%	$171,537	$122,976	39%

RJ Bank
Net revenues	$187,820	$150,487	25%	$531,743	$429,873	24%
Pre-tax income	$129,154	$99,990	29%	$361,395	$296,022	22%

Other
Net revenues	$(2,235)	$(7,251)	69%	$(3,323)	$(24,912)	87%
Pre-tax loss	$(23,429)	$(30,804)	24%	$(59,980)	$(100,075)	40%

Intersegment eliminations
Net revenues	$(37,951)	$(30,547)		$(107,925)	$(80,848)

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

	Three months ended June 30,	Nine months ended June 30,
$ in thousands, except per share amounts	2017	2018	2017
Net income	$183,424	$593,947	$442,746
Non-GAAP adjustments:
Acquisition-related expenses	3,366	3,927	17,118
Losses on extinguishment of debt	—	—	8,282
Jay Peak matter	—	—	130,000
Sub-total pre-tax non-GAAP adjustments	3,366	3,927	155,400
Tax effect on non-GAAP adjustments above	(1,279)	(1,100)	(47,299)
Discrete impact of the Tax Act	—	117,169	—
Total non-GAAP adjustments, net of tax	2,087	119,996	108,101
Adjusted net income	$185,511	$713,943	$550,847

Earnings per common share:
Basic	$1.27	$4.08	$3.09
Diluted	$1.24	$3.99	$3.02
Adjusted basic	$1.29	$4.91	$3.84
Adjusted diluted	$1.26	$4.79	$3.76

Effective tax rate:
For the nine months ended June 30, 2018 ($ in thousands)	Pre-tax income including noncontrolling interests	Provision for income taxes	Effective tax rate
	$960,815	$366,725	38.2%
Less: discrete impact of the Tax Act		117,169
As adjusted for discrete impact of the Tax Act		$249,556	26.0%

Net income in the table above excludes noncontrolling interests.

For more information on acquisition related expenses, see Note 3 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

See Part I. Item 3 - Legal proceedings of our 2017 Form 10-K for more information on the Jay Peak matter.

See Note 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information related to the discrete impact of the Tax Act.

Net interest analysis

The Federal Reserve Bank announced an additional increase of 25 basis points in its benchmark short-term interest rate in June 2018. This increase is in addition to six 25 basis point increases since December 2015. These increases in short-term interest rates have had a significant impact on our overall financial performance, as we have certain assets and liabilities, primarily held in our PCG and RJ Bank segments, which are sensitive to changes in interest rates. Given the relationship of our interest-sensitive assets to liabilities held in each of these segments, increases in short-term interest rates generally result in an overall increase in our net earnings, although the magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

In PCG, we also earn fees from RJBDP, a multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into interest-bearing deposit accounts at RJ Bank and various third-party banks. Fees from third-party banks are recorded in “Account and service fees” in our Condensed Consolidated Statements of Income and Comprehensive Income. RJBDP fees from third-party banks fluctuate based on changes in short-term interest rates relative to deposit rates paid on client cash balances.

The following table details the components of our clients’ domestic cash sweep balances.

	As of
$ in millions	June 30, 2018	September 30, 2017	June 30, 2017
RJBDP
RJ Bank	$19,014	$17,387	$15,964
Third-party banks	16,971	20,704	22,260
Subtotal RJBDP	35,985	38,091	38,224
Money market funds	2,687	1,818	1,846
Client Interest Program	2,784	3,101	3,254
Total clients’ domestic cash sweep balances	$41,456	$43,010	$43,324

The aforementioned short-term interest rate increases had a significant impact on fees earned from RJBDP despite the decline in RJBDP balances at third-party banks, but have not had as significant of an impact on market deposit rates paid on client cash balances. However, we have raised our deposit rates paid on client cash balances following the most recent rate increases and expect market deposit rates to continue to rise with future increases in short-term interest rates. As such, any future increases in short-term interest rates may have less of an impact on fees earned from RJBDP depending on the level of deposit rates paid on client cash balances.

If the Federal Reserve Bank was to reverse its previous actions and decrease the benchmark short-term interest rate, or if deposit rates that we pay on client cash balances increased and resulted in a decline in spreads earned on RJBDP, the positive impact described above on our net interest income and account and service fees would be reversed.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Quarter ended June 30, 2018 compared with the quarter ended June 30, 2017

The following table presents our consolidated average balances, interest income and expense, and the related yields and rates. Average balances are calculated on a daily basis, with the exception of Trading instruments, Loans to financial advisors, net and Corporate cash and all other, which are calculated based on the average of the end-of-month balances for each month within the period.

	Three months ended June 30,
	2018			2017
$ in thousands	Average balance	Interest inc./exp.	Average yield/cost	Average balance	Interest inc./exp.	Average yield/cost
Interest-earning assets:
Assets segregated pursuant to regulations and other segregated assets	$2,438,254	$13,544	2.22%	$3,136,032	$10,151	1.29%
Securities loaned	379,609	3,904	4.11%	396,573	4,016	4.05%
Trading instruments	759,504	6,593	3.47%	661,553	5,499	3.32%
Available-for-sale securities	2,643,784	14,212	2.15%	1,872,822	8,811	1.88%
Margin loans	2,687,777	28,393	4.23%	2,365,850	21,637	3.66%
Bank loans, net:
Loans held for investment:
C&I loans	7,647,502	85,120	4.40%	7,190,234	68,765	3.79%
CRE construction loans	181,571	2,401	5.23%	122,616	1,703	5.49%
CRE loans	3,258,551	34,188	4.15%	2,944,902	25,145	3.38%
Tax-exempt loans	1,190,878	7,673	2.58%	918,606	5,955	2.59%
Residential mortgage loans	3,514,327	27,257	3.10%	2,867,452	21,435	2.96%
SBL	2,740,641	29,511	4.26%	2,173,748	19,009	3.46%
Loans held for sale	109,449	1,185	4.34%	145,811	1,294	3.74%
Total bank loans, net	18,642,919	187,335	4.04%	16,363,369	143,306	3.55%
Loans to financial advisors, net	904,541	3,853	1.70%	849,767	3,360	1.58%
Corporate cash and all other	3,357,914	13,508	1.61%	3,186,368	7,444	0.93%
Total interest-earning assets	$31,814,302	$271,342	3.41%	$28,832,334	$204,224	2.83%

Interest-bearing liabilities:
Bank deposits:
Certificates of deposit	$389,393	$1,589	1.64%	$287,365	$1,042	1.45%
Money market, savings and NOW accounts	18,423,342	17,219	0.37%	15,870,566	3,202	0.08%
Securities borrowed	170,588	2,067	4.85%	102,206	1,866	7.30%
Trading instruments sold but not yet purchased	278,954	2,071	2.97%	292,000	1,773	2.43%
Brokerage client payables	4,061,248	4,463	0.44%	4,584,302	1,121	0.10%
Other borrowings	901,290	5,236	2.32%	859,373	4,195	1.95%
Senior notes payable	1,549,185	18,170	4.69%	1,629,648	21,981	5.40%
Other	215,734	3,492	6.47%	274,281	3,380	4.93%
Total interest-bearing liabilities	$25,989,734	$54,307	0.84%	$23,899,741	$38,560	0.65%
Net interest income		$217,035			$165,664

Nonaccrual loans are included in the average loan balances in the table above. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis.

Fee income on all loans included in interest income for the three months ended June 30, 2018 and 2017 was $6 million and $9 million, respectively.

Net interest income increased $51 million, or 31%, primarily as a result of increases in our RJ Bank and PCG segments, as well as a decrease in net interest expense in our Other segment.

Net interest income in RJ Bank increased $35 million, or 24%, resulting from increases in the average outstanding balances of loans and available-for-sale securities, as well as an increase in net interest margin. Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Net interest income in the PCG segment increased $8 million, or 21%, driven by an increase in interest income from margin loans, due to an increase in short-term interest rates as well as higher average balances, and an increase in interest income from segregated assets due to an increase in short-term interest rates. The favorable impact of higher interest rates on segregated assets was partially offset by a decrease in segregated asset balances. Interest expense in the PCG segment also increased, primarily due to the impact of higher interest rates paid on client cash balances, partially offset by lower average client cash balances.

Net interest expense in the Other segment decreased $9 million, or 53%, due to both a decrease in interest expense and an increase in interest income. The decrease in interest expense was due to a decline in the average outstanding balance and average interest rate on our outstanding senior notes payable as a result of net redemptions during fiscal year 2017. Interest income in the Other segment increased as a result of the increase in interest rates on corporate cash balances.

Nine months ended June 30, 2018 compared with the nine months ended June 30, 2017

The following table presents our consolidated average balances, interest income and expense, and the related yields and rates. Average balances are calculated on a daily basis, with the exception of Trading instruments, Loans to financial advisors, net and Corporate cash and all other, which are calculated based on the average of the end-of-month balances for each month within the period.

	Nine months ended June 30,
	2018			2017
$ in thousands	Average balance	Interest inc./exp.	Average yield/cost	Average balance	Interest inc./exp.	Average yield/cost
Interest-earning assets:
Assets segregated pursuant to regulations and other segregated assets	$2,751,748	$39,608	1.92%	$3,391,420	$26,310	1.03%
Securities loaned	361,026	10,353	3.82%	467,520	10,662	3.04%
Trading instruments	689,129	17,064	3.30%	647,118	15,896	3.28%
Available-for-sale securities	2,466,393	37,419	2.02%	1,404,869	17,886	1.70%
Margin loans	2,558,510	77,374	4.03%	2,392,261	61,930	3.45%
Bank loans:
Loans held for investment:
C&I loans	7,537,590	237,083	4.15%	7,344,545	209,027	3.76%
CRE construction loans	166,026	6,331	5.03%	131,996	4,730	4.73%
CRE loans	3,159,911	95,196	3.97%	2,760,836	71,090	3.40%
Tax-exempt loans	1,125,882	21,734	2.57%	860,627	16,695	2.59%
Residential mortgage loans	3,362,635	77,790	3.08%	2,721,116	60,411	2.93%
SBL	2,594,329	78,203	3.98%	2,052,784	50,948	3.27%
Loans held for sale	123,418	3,542	3.83%	154,617	3,716	3.34%
Total bank loans, net	18,069,791	519,879	3.85%	16,026,521	416,617	3.51%
Loans to financial advisors, net	882,640	10,815	1.63%	842,522	9,937	1.57%
Corporate cash and all other	3,783,653	39,405	1.39%	3,318,560	20,312	0.82%
Total interest-earning assets	$31,562,890	$751,917	3.18%	$28,490,791	$579,550	2.71%

Interest-bearing liabilities:
Bank deposits:
Certificates of deposit	$352,893	$4,213	1.60%	$290,800	$3,176	1.46%
Savings, money market and NOW accounts	18,192,714	34,291	0.25%	15,215,209	7,248	0.06%
Securities borrowed	149,632	5,239	4.67%	111,156	5,038	6.04%
Trading instruments sold but not yet purchased	268,193	5,397	2.68%	298,814	4,561	2.04%
Brokerage client payables	4,289,236	10,216	0.32%	4,799,463	2,649	0.07%
Other borrowings	919,342	16,523	2.40%	804,672	11,822	1.96%
Senior notes payable	1,549,034	54,530	4.69%	1,642,703	70,345	5.71%
Other	227,746	7,931	4.64%	266,599	6,364	3.18%
Total interest-bearing liabilities	$25,948,790	$138,340	0.71%	$23,429,416	$111,203	0.63%
Net interest income		$613,577			$468,347

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Nonaccrual loans are included in the average loan balances in the preceding table. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis.

Fee income on all loans included in interest income for the nine months ended June 30, 2018 and 2017 was $19 million and $28 million, respectively.

Net interest income increased $145 million, or 31%, primarily as a result of increases in our RJ Bank and PCG segments, as well as a decrease in net interest expense in our Other segment.

Net interest income in RJ Bank increased $97 million, or 23%, resulting from increases in average loans outstanding and the available-for-sale securities portfolio, as well as an increase in net interest margin. Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Net interest income in the PCG segment increased $23 million, or 23%, driven by an increase in interest income from margin loans, due to an increase in short-term interest rates as well as higher average balances, and an increase in interest income from segregated assets due to an increase in short-term interest rates. The favorable impact of higher interest rates on segregated assets was partially offset by a decrease in segregated asset balances. Interest expense in the PCG segment also increased, primarily due to the impact of higher interest rates paid on client cash balances, partially offset by lower average client cash balances.

Net interest expense in the Other segment decreased by $26 million, primarily due to a decrease in interest expense on our senior notes as a result of a decrease in the average rate on our outstanding borrowings, as well as lower outstanding balances as a result of net redemptions in fiscal year 2017. Interest income in the Other segment increased as a result of the increase in interest rates on corporate cash balances.

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

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in thousands	2018	2017	% change	2018	2017	% change
Revenues:
Securities commissions and fees:
Fee-based accounts	$641,317	$518,281	24%	$1,861,296	$1,476,319	26%
Mutual funds	154,431	160,323	(4)%	487,438	484,458	1%
Insurance and annuity products	97,444	97,657	—	307,956	288,833	7%
Equity products	77,639	77,933	—	249,443	233,237	7%
Fixed income products	29,322	25,747	14%	86,271	86,834	(1)%
New issue sales credits	14,512	22,542	(36)%	35,524	62,903	(44)%
Subtotal securities commissions and fees	1,014,665	902,483	12%	3,027,928	2,632,584	15%
Interest income	50,903	39,724	28%	140,898	110,393	28%
Account and service fees:
Mutual fund and annuity service fees	84,720	72,642	17%	245,442	211,808	16%
RJBDP fees - third-party banks	70,381	57,160	23%	197,744	140,910	40%
Affiliate deposit account servicing fees from RJ Bank	23,428	18,874	24%	66,890	46,719	43%
Client account and service fees	25,795	24,961	3%	72,302	75,553	(4)%
Client transaction fees and other	5,606	6,184	(9)%	17,526	19,640	(11)%
Subtotal account and service fees	209,930	179,821	17%	599,904	494,630	21%
Other	11,324	9,424	20%	34,035	25,722	32%
Total revenues	1,286,822	1,131,452	14%	3,802,765	3,263,329	17%
Interest expense	(7,702)	(4,167)	85%	(18,779)	(10,778)	74%
Net revenues	1,279,120	1,127,285	13%	3,783,986	3,252,551	16%
Non-interest expenses:
Sales commissions	758,461	672,894	13%	2,257,678	1,958,794	15%
Admin & incentive compensation and benefit costs	215,124	183,956	17%	623,730	528,043	18%
Communications and information processing	58,532	49,449	18%	174,312	139,892	25%
Occupancy and equipment costs	38,080	35,662	7%	114,059	107,546	6%
Business development	38,943	26,604	46%	84,261	74,868	13%
Jay Peak matter	—	—	—	—	130,000	(100)%
Other	37,706	30,769	23%	85,023	82,727	3%
Total non-interest expenses	1,146,846	999,334	15%	3,339,063	3,021,870	10%
Pre-tax income	$132,274	$127,951	3%	$444,923	$230,681	93%

Selected key metrics

Client asset balances:

	As of			% change from
$ in billions	June 30, 2018	September 30, 2017	June 30, 2017	September 30, 2017	June 30, 2017
PCG assets under administration	$719.5	$659.5	$631.5	9%	14%
PCG assets in fee-based accounts	$343.1	$294.5	$276.9	17%	24%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Financial advisors:

	June 30, 2018		September 30, 2017	June 30, 2017
Employees	3,126		3,041	2,996
Independent Contractors	4,593	(1)	4,305	4,289
Total advisors	7,719		7,346	7,285

(1)	Includes 126 registered individuals who met the requirements to be classified as financial advisors in fiscal year 2018 following our periodic review procedures.

PCG assets under administration increased 14% over June 30, 2017, resulting from equity market appreciation and net client inflows. Our net client inflows were primarily attributable to strong financial advisor recruiting. PCG assets in fee-based accounts as a percentage of overall PCG assets under administration increased to 48% at June 30, 2018 compared to 44% at June 30, 2017, due in part to clients moving to fee-based alternatives from traditional transaction-based accounts in response to the regulatory environment.

The net increase in financial advisors as of June 30, 2018 compared to June 30, 2017 primarily resulted from strong financial advisor recruiting and high levels of retention. We believe that this increase in financial advisors and assets under administration is a positive indication of potential future revenue growth in this segment.

Quarter ended June 30, 2018 compared with the quarter ended June 30, 2017

Net revenues of $1.28 billion increased $152 million, or 13%. The portion of total segment revenues that we consider to be recurring was 82% for the quarter ended June 30, 2018, an increase from 79% for the quarter ended June 30, 2017.  Recurring revenues include asset-based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund and annuity service fees, fees earned on our RJBDP program and interest.

Pre-tax income of $132 million increased $4 million, or 3%, compared with the quarter ended June 30, 2017.

Securities commissions and fees increased $112 million, or 12%.  The increase in securities commissions and fees revenue was primarily driven by an increase in asset-based fees, resulting from a stronger market environment as well as strong financial advisor recruiting and retention.

Total account and service fees increased $30 million, or 17%, primarily due to higher RJBDP fees and affiliate deposit account servicing fees from RJ Bank, as the benefit from an increase in short-term interest rates more than offset a decline in balances. Mutual fund and annuity service fees increased, due to higher education and marketing support (“EMS”) fees and mutual fund omnibus fees. The increase in EMS fees was primarily due to increased assets in the program, while the increase in omnibus fees was a result of both an increase in assets and the number of positions invested in fund families on the omnibus platform.

As previously discussed, net interest income in the PCG segment increased $8 million, or 21%.

Non-interest expenses increased $148 million, or 15%, primarily due to an increase in sales commission expense, which increased $86 million, or 13%, in line with the increase in securities commissions and fees. Administrative and incentive compensation and benefits costs increased $31 million, or 17%, primarily due to increased staffing levels to support our continued growth and regulatory compliance requirements. Business development expense increased $12 million, or 46%, primarily due to the timing of conferences for financial advisors, as well as increased recruiting and onboarding-related expenses. Communications and information processing expense increased $9 million, or 18%, as a result of our continued investment in our technology infrastructure to support our growth. Other expense increased $7 million, or 23%, primarily attributable to increased legal and regulatory expense, as well as increased professional fees during the quarter ended June 30, 2017.

Nine months ended June 30, 2018 compared with the nine months ended June 30, 2017

Net revenues of $3.78 billion increased $531 million, or 16%. The portion of total segment revenues that we consider to be recurring was 82% for the nine months ended June 30, 2018, an increase from 78% for the prior year period. Pre-tax income of $445 million increased $214 million, or 93%, compared with the prior year period, which included a large legal charge related to the Jay Peak matter.

Securities commissions and fees increased $395 million, or 15%.  The increase in securities commissions and fees revenue was primarily driven by an increase in client assets resulting from higher equity markets and strong financial advisor recruiting and retention, partially offset by a decline in new issue sales credits resulting from lower equity underwriting activity.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Total account and service fees increased $105 million, or 21%, primarily due to higher RJBDP fees resulting from an increase in short-term interest rates over the prior year period. Mutual fund and annuity service fees also increased, reflecting higher EMS fees and mutual fund omnibus fees. The increase in EMS fees was primarily due to increased assets in the program, while the increase in omnibus fees was a result of both an increase in assets and the number of positions invested in fund families on the omnibus platform.

As previously discussed, net interest income in the PCG segment increased $23 million, or 23%.

Non-interest expenses increased $317 million, or 10%, primarily due to an increase in sales commission expense, which increased $299 million, or 15%, in line with the increase in securities commissions and fees. Administrative and incentive compensation and benefit costs increased $96 million, or 18%, primarily due to increased staffing levels to support our continued growth and regulatory compliance requirements. Communications and information processing expense increased $34 million, or 25%, as a result of our continued investment in technology infrastructure to support our growth. Offsetting these increases was a $130 million decrease in expenses related to the Jay Peak matter, which was settled in fiscal 2017.

Results of Operations – Capital Markets

For an overview of our Capital Markets segment operations, as well as a description of the key factors impacting our Capital Markets results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis Financial Condition and Results of Operations” of our 2017 Form 10-K.

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in thousands	2018	2017	% change	2018	2017	% change
Revenues:
Securities commissions and fees:
Equity	$56,793	$58,864	(4)%	$156,328	$182,830	(14)%
Fixed income	49,908	65,820	(24)%	169,306	205,854	(18)%
Subtotal securities commissions and fees	106,701	124,684	(14)%	325,634	388,684	(16)%
Equity underwriting fees	16,594	19,172	(13)%	38,361	55,953	(31)%
Merger & acquisition and advisory fees	84,737	62,983	35%	200,209	143,919	39%
Fixed income investment banking	9,947	12,296	(19)%	29,291	31,694	(8)%
Tax credit funds syndication fees	3,771	9,581	(61)%	17,906	35,884	(50)%
Subtotal investment banking	115,049	104,032	11%	285,767	267,450	7%
Investment advisory fees	5,115	3,811	34%	19,269	14,712	31%
Net trading profit	10,343	22,563	(54)%	42,722	57,208	(25)%
Interest income	8,883	7,013	27%	23,793	19,962	19%
Other	4,161	3,330	25%	12,216	14,879	(18)%
Total revenues	250,252	265,433	(6)%	709,401	762,895	(7)%
Interest expense	(8,566)	(6,524)	31%	(20,434)	(14,799)	38%
Net revenues	241,686	258,909	(7)%	688,967	748,096	(8)%
Non-interest expenses:
Sales commissions	35,533	44,259	(20)%	112,557	140,628	(20)%
Admin & incentive compensation and benefit costs	124,830	122,984	2%	357,603	339,140	5%
Communications and information processing	18,122	16,506	10%	54,943	52,114	5%
Occupancy and equipment costs	8,293	8,161	2%	25,374	25,141	1%
Business development	12,259	9,308	32%	34,576	28,648	21%
Losses and non-interest expenses of real estate partnerships held by consolidated VIEs	3,187	2,733	17%	8,704	10,107	(14)%
Other	20,858	23,225	(10)%	60,974	65,493	(7)%
Total non-interest expenses	223,082	227,176	(2)%	654,731	661,271	(1)%
Income before taxes and including noncontrolling interests	18,604	31,733	(41)%	34,236	86,825	(61)%
Noncontrolling interests	(3,183)	(2,874)	(11)%	(8,561)	(10,477)	18%
Pre-tax income excluding noncontrolling interests	$21,787	$34,607	(37)%	$42,797	$97,302	(56)%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Quarter ended June 30, 2018 compared with the quarter ended June 30, 2017

Net revenues of $242 million decreased $17 million, or 7%, primarily due to lower commissions and net trading profit, partially offset by higher investment banking revenues. Pre-tax income of $22 million decreased $13 million, or 37%.

Total securities commissions and fees decreased $18 million, or 14%, and net trading profit decreased $12 million, or 54%, both due to a challenging market environment for fixed income. Institutional fixed income commissions continued to reflect low levels of client activity, due to the flattening yield curve and low interest rate volatility.

Investment banking revenues increased $11 million, or 11%, driven by higher merger & acquisition and advisory fees, partially offset by lower tax credit funds syndication fees. Merger & acquisition and advisory fees increased $22 million, or 35%, primarily due to a higher volume of domestic merger & acquisition transactions during the quarter ended June 30, 2018. Tax credit fund syndication fees decreased $6 million, or 61%, due in part to a strong prior year quarter.
Non-interest expenses decreased $4 million, or 2%, primarily due to a decline in compensation expenses due to lower net revenues.

Nine months ended June 30, 2018 compared with the nine months ended June 30, 2017

Net revenues of $689 million decreased $59 million, or 8%. Pre-tax income of $43 million decreased $55 million, or 56%.

Total securities commissions and fees decreased $63 million, or 16%, reflecting decreases in both fixed income and equity institutional commissions. Institutional fixed income commissions continued to reflect challenging market conditions and low levels of client activity due to the flattening yield curve and relatively low interest rate volatility. The decline in equity commissions primarily reflected lower commissions from equity underwriting transactions, as well as market-driven challenges.

Investment banking revenues increased $18 million, or 7%. Merger & acquisition and advisory fees increased $56 million, or 39%, primarily due to a higher volume of transactions and higher average fees per transaction in the current year period. This increase was offset by lower equity underwriting fees, which declined $18 million, or 31%, reflecting lower levels of client activity, primarily in the U.S. Tax credit funds syndication fees decreased $18 million, or 50%, due in part to uncertainty over corporate tax reform impacting new investment activity and the timing of transactions.

Net trading profit declined $14 million, or 25%, reflecting the challenging market conditions for fixed income during the current year period.

Non-interest expenses decreased $7 million, or 1% over the prior year period, as a decline in sales commissions due to the decline in commissions revenues was partially offset by an increase in administrative and incentive compensation and benefits expense.

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

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in thousands	2018	2017	% change	2018	2017	% change
Revenues:
Investment advisory and related administrative fees:
Managed programs	$117,037	$84,009	39%	$334,588	$237,694	41%
Non-discretionary asset-based administration	28,761	23,365	23%	84,627	66,179	28%
Subtotal investment advisory and related administrative fees	145,798	107,374	36%	419,215	303,873	38%
Account and service fees and other	22,365	18,301	22%	62,755	52,418	20%
Total revenues	168,163	125,675	34%	481,970	356,291	35%
Interest expense	(8)	(11)	(27)%	(30)	(65)	(54)%
Net revenues	168,155	125,664	34%	481,940	356,226	35%
Non-interest expenses:
Compensation and benefits	44,975	32,576	38%	126,481	91,602	38%
Communications and information processing	9,765	7,810	25%	28,569	21,840	31%
Occupancy and equipment costs	1,994	1,273	57%	5,292	3,642	45%
Business development	2,804	2,439	15%	8,624	7,463	16%
Investment sub-advisory fees	22,452	19,405	16%	66,369	54,814	21%
Other	26,022	17,625	48%	68,596	50,295	36%
Total non-interest expenses	108,012	81,128	33%	303,931	229,656	32%
Income before taxes and including noncontrolling interests	60,143	44,536	35%	178,009	126,570	41%
Noncontrolling interests	1,871	1,266	48%	6,472	3,594	80%
Pre-tax income excluding noncontrolling interests	$58,272	$43,270	35%	$171,537	$122,976	39%

Selected key metrics

Managed Programs - Our investment advisory fees recorded in this segment were earned based on balances either at the beginning of the quarter, end of the quarter or average assets throughout the quarter. For the three and nine months ended June 30, 2018, approximately 55% of our fees were determined based on asset balances at the beginning of each quarter, 20% were based on asset balances at the end of each quarter and 25% were based on average assets throughout each quarter.

Financial assets under management:

The following table presents fee-billable financial assets under management in managed programs at the dates indicated.

$ in millions	June 30, 2018	September 30, 2017	June 30, 2017
Asset management services division of RJ&A (“AMS”)	$78,897	$69,962	$65,591
Carillon Tower Advisers and affiliates (“Carillon Tower”)	62,210	31,831	30,694
Subtotal financial assets under management	141,107	101,793	96,285
Less: Assets managed for affiliated entities	(5,573)	(5,397)	(5,246)
Total financial assets under management	$135,534	$96,396	$91,039

In the table above, Carillon Tower includes its subsidiaries and affiliates Eagle Asset Management, ClariVest Asset Management, Cougar Global Investments, and the Scout Group.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents fee-billable financial assets under management (including assets managed for affiliates) by objective at the dates indicated.

$ in millions	June 30, 2018	September 30, 2017	June 30, 2017
Equity	$61,316	$48,936	$46,439
Fixed	32,936	11,814	11,557
Balanced	46,855	41,043	38,289
Total financial assets under management	$141,107	$101,793	$96,285

Activity (including activity in assets managed for affiliated entities):

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2018	2017	2018	2017
Financial assets under management at beginning of period	$137,842	$90,664	$101,793	$81,729
Carillon Tower:
Scout group acquisition	—	—	27,087	—
Other - net inflows/(outflows)	(544)	517	862	374
AMS - net inflows	2,348	2,732	7,283	7,200
Net market appreciation in asset values	1,461	2,372	4,082	6,982
Financial assets under management at end of period	$141,107	$96,285	$141,107	$96,285

Non-discretionary asset-based programs - Our assets held in certain non-discretionary asset-based programs for which the asset management segment does not exercise discretion but provides administrative support (including those managed for affiliated entities) totaled $186.4 billion, $157.0 billion, and $144.8 billion as of June 30, 2018, September 30, 2017 and June 30, 2017, respectively. The increase in assets over the prior year level was primarily due to market appreciation and to clients moving to fee-based accounts from the traditional transaction-based accounts partly in response to regulatory changes. The majority of the administrative fees associated with these programs are determined based on balances at the beginning of the quarter.

Quarter ended June 30, 2018 compared with the quarter ended June 30, 2017

Net revenues of $168 million increased $42 million, or 34%. Pre-tax income of $58 million increased $15 million, or 35%.

Total investment advisory and related administrative fee revenues increased $38 million, or 36%, primarily driven by an increase in financial assets under management. The increase in financial assets under management was a result of the Scout Group acquisition, inflows related to financial advisor recruiting and net market appreciation. Administrative fees also increased compared to the prior year quarter due to the aforementioned increase in assets held in non-discretionary asset-based programs.

Account and service fees and other income increased $4 million, or 22%, reflecting increased trust fee revenue due to a 9% increase in assets in RJ Trust, as well as increased shareholder servicing fees as a result of the Scout Group acquisition.

Non-interest expenses increased $27 million, or 33%, primarily resulting from a $12 million increase in compensation and benefits expense, an $8 million increase in other expense and a $3 million increase in investment sub-advisory fees. Compensation and benefits expense increased primarily due to the Scout Group acquisition, annual salary increases and an increase in personnel over the prior year quarter to support the growth of the business. The increase in other expense was primarily driven by the expense incurred to support the new funds offered on our platform as a result of the Scout Group acquisition. The increase in investment sub-advisory fees resulted from increased assets under management in applicable programs.

Nine months ended June 30, 2018 compared with the nine months ended June 30, 2017

Net revenues of $482 million increased $126 million, or 35%. Pre-tax income of $172 million increased $49 million, or 39%.

Total investment advisory and related administrative fee revenues increased $115 million, or 38%, primarily driven by an increase in financial assets under management. The increase in financial assets under management was primarily a result of the Scout Group acquisition, as well as both net market appreciation and inflows related to financial advisor recruiting. Administrative fees also increased over the prior year period due to the aforementioned increase in assets held in non-discretionary asset-based programs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Account and service fees and other income increased $10 million, or 20%, primarily reflecting increased shareholder servicing fees as a result of the Scout Group acquisition as well as increased trust fee revenue due to a 9% increase in assets in RJ Trust.

Non-interest expenses increased $74 million, or 32%, resulting from a $35 million increase in compensation and benefits expense, an $18 million increase in other expense and a $12 million increase in investment sub-advisory fees. Compensation and benefits expense increased primarily due to the Scout Group acquisition, in addition to annual salary increases and an increase in personnel over the prior year period to support the growth of the business. The increase in other expense was primarily due to certain incremental costs associated with the Scout Group acquisition, including the expense related to the new funds offered on our platform, as well as the amortization of intangible assets arising from the acquisition. The increase in investment sub-advisory fees resulted from increased assets under management in applicable programs.

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

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in thousands	2018	2017	% change	2018	2017	% change
Revenues:
Interest income	$205,161	$154,023	33%	$570,971	$440,634	30%
Interest expense	(24,645)	(8,502)	190%	(55,293)	(22,330)	148%
Net interest income	180,516	145,521	24%	515,678	418,304	23%
Other	7,304	4,966	47%	16,065	11,569	39%
Net revenues	187,820	150,487	25%	531,743	429,873	24%
Non-interest expenses:
Compensation and benefits	11,037	8,735	26%	30,106	25,233	19%
Communications and information processing	2,227	1,972	13%	7,159	5,741	25%
Loan loss provision	5,226	6,209	(16)%	13,791	13,097	5%
FDIC insurance premiums	5,437	4,006	36%	15,094	12,576	20%
Affiliate deposit account servicing fees to PCG	23,428	18,874	24%	66,890	46,719	43%
Other	11,311	10,701	6%	37,308	30,485	22%
Total non-interest expenses	58,666	50,497	16%	170,348	133,851	27%
Pre-tax income	$129,154	$99,990	29%	$361,395	$296,022	22%
Quarter ended June 30, 2018 compared with the quarter ended June 30, 2017

Net revenues of $188 million increased $37 million, or 25%, primarily reflecting an increase in net interest income. Pre-tax income of $129 million increased $29 million, or 29%.

Net interest income increased $35 million, or 24%, due to a $3.15 billion increase in interest-earning banking assets, as well as an increase in net interest margin. The increase in interest-earning banking assets was driven by a $2.28 billion increase in loans, due to broad-based growth in the portfolio, and a $793 million increase in our available-for-sale securities portfolio. The net interest margin increased to 3.30% from 3.14% due to an increase in asset yields, partially offset by an increase in total cost of funds. The increase in asset yields resulted from an increase in the loan portfolio yield, a result of the overall rise in market interest rates. The total cost of funds increased due to an increase in deposit costs, the result of increased balances and rates. Corresponding to the increase in interest-earning banking assets, interest-bearing banking liabilities increased $2.90 billion.

The loan loss provision decreased $1 million, or 16%, due to a decline in corporate criticized loans in the current year quarter despite broad-based loan growth.
Non-interest expenses (excluding provision for loan losses) increased $9 million, or 21%, primarily reflecting a $5 million increase in affiliate deposit account servicing fees due to an increase in client account balances.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents average balances, interest income and expense, the related yields and rates, and interest spreads and margins for RJ Bank.

	Three months ended June 30,
	2018			2017
$ in thousands	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
Interest-earning banking assets:
Cash	$659,563	$2,949	1.79%	$573,048	$1,468	1.03%
Available-for-sale securities	2,534,373	13,369	2.11%	1,741,328	8,229	1.89%
Bank loans, net of unearned income:
Loans held for investment:
C&I loans	7,647,502	85,120	4.40%	7,190,234	68,765	3.79%
CRE construction loans	181,571	2,401	5.23%	122,616	1,703	5.49%
CRE loans	3,258,551	34,188	4.15%	2,944,902	25,145	3.38%
Tax-exempt loans	1,190,878	7,673	3.41%	918,606	5,955	3.99%
Residential mortgage loans	3,514,327	27,257	3.10%	2,867,452	21,435	2.96%
SBL	2,740,641	29,511	4.26%	2,173,748	19,009	3.46%
Loans held for sale	109,449	1,185	4.34%	145,811	1,294	3.74%
Total loans, net	18,642,919	187,335	4.04%	16,363,369	143,306	3.55%
FHLB stock, Federal Reserve Bank of Atlanta (“FRB”) stock, and other	133,586	1,508	4.53%	139,935	1,020	2.92%
Total interest-earning banking assets	21,970,441	$205,161	3.75%	18,817,680	$154,023	3.32%
Non-interest-earning banking assets:
Unrealized loss on available-for-sale securities	(57,192)			(5,917)
Allowance for loan losses	(195,175)			(186,870)
Other assets	366,590			392,081
Total non-interest-earning banking assets	114,223			199,294
Total banking assets	$22,084,664			$19,016,974
Interest-bearing banking liabilities:
Bank deposits:
Certificates of deposit	$389,393	$1,589	1.64%	$287,365	$1,042	1.45%
Savings, money market, and NOW accounts	18,634,108	18,104	0.39%	16,102,703	3,763	0.09%
FHLB advances and other	1,059,154	4,952	1.85%	789,896	3,697	1.85%
Total interest-bearing banking liabilities	20,082,655	$24,645	0.49%	17,179,964	$8,502	0.20%
Non-interest-bearing banking liabilities	62,424			72,294
Total banking liabilities	20,145,079			17,252,258
Total banking shareholder’s equity	1,939,585			1,764,716
Total banking liabilities and shareholder’s equity	$22,084,664			$19,016,974
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,887,786	$180,516		$1,637,716	$145,521
Bank net interest:
Spread			3.26%			3.12%
Margin (net yield on interest-earning banking assets)			3.30%			3.14%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			109.40%			109.53%

Nonaccrual loans are included in the average loan balances presented in the table above. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis.

Fee income on loans included in interest income for the three months ended June 30, 2018 and 2017 was $6 million and $9 million, respectively.

The yield on tax-exempt loans in the table above is presented on a tax-equivalent basis utilizing the applicable federal statutory tax rates for each of the three months ended June 30, 2018 and 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year’s volume. Changes attributable to both volume and rate have been allocated proportionately.

	Three months ended June 30,
	2018 compared to 2017
	Increase/(decrease) due to
$ in thousands	Volume	Rate	Total
Interest revenue:
Interest-earning banking assets:
Cash	$222	$1,259	$1,481
Available-for-sale securities	3,748	1,392	5,140
Bank loans, net of unearned income:
Loans held for investment:
C&I loans	4,373	11,982	16,355
CRE construction loans	819	(121)	698
CRE loans	2,678	6,365	9,043
Tax-exempt loans	1,764	(46)	1,718
Residential mortgage loans	4,835	987	5,822
SBL	4,957	5,545	10,502
Loans held for sale	(323)	214	(109)
Total bank loans, net	19,103	24,926	44,029
FHLB stock, FRB stock, and other	(46)	534	488
Total interest-earning banking assets	23,027	28,111	51,138
Interest expense:
Interest-bearing banking liabilities:
Bank deposits:
Certificates of deposit	370	177	547
Savings, money market, and NOW accounts	592	13,749	14,341
FHLB advances and other	1,260	(5)	1,255
Total interest-bearing banking liabilities	2,222	13,921	16,143
Change in net interest income	$20,805	$14,190	$34,995

Nine months ended June 30, 2018 compared with the nine months ended June 30, 2017

Net revenues of $532 million increased $102 million, or 24%, primarily reflecting an increase in net interest income. Pre-tax income of $361 million increased $65 million, or 22%.

Net interest income increased $97 million, or 23%, due to a $3.34 billion increase in interest-earning banking assets, as well as an increase in net interest margin. The increase in interest-earning banking assets was driven by broad-based loan growth of $2.04 billion and a $1.08 billion increase in our available-for-sale securities portfolio. The net interest margin increased to 3.20% from 3.09%, due to an increase in asset yields, offset by an increase in the total cost of funds. The increase in asset yields primarily resulted from an increase in the loan portfolio yield due to an increase in short-term interest rates. The total cost of funds increased primarily due to an increase in deposit costs, a result of increased balances and interest rates. Corresponding to the increase in interest-earning banking assets, interest-bearing banking liabilities increased $3.16 billion.

The loan loss provision increased by approximately $1 million, primarily due to higher corporate loan growth, partially offset by lower reserve rates on pass-rated loans as a result of improved credit characteristics.
Non-interest expenses (excluding provision for loan losses) increased $36 million, or 30%, primarily reflecting a $20 million increase in affiliate deposit account servicing fees due to an increase in client account balances.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents average balances, interest income and expense, the related yields and rates, and interest spreads and margins for RJ Bank.

	Nine months ended June 30,
	2018			2017
$ in thousands	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
Interest-earning banking assets:
Cash	$1,040,473	$11,536	1.48%	$813,989	$4,597	0.76%
Available-for-sale securities	2,358,447	35,327	2.00%	1,275,583	16,537	1.73%
Bank loans, net of unearned income:
Loans held for investment:
C&I loans	7,537,590	237,083	4.15%	7,344,545	209,027	3.76%
CRE construction loans	166,026	6,331	5.03%	131,996	4,730	4.73%
CRE loans	3,159,911	95,196	3.97%	2,760,836	71,090	3.40%
Tax-exempt loans	1,125,882	21,734	3.41%	860,627	16,695	3.98%
Residential mortgage loans	3,362,635	77,790	3.08%	2,721,116	60,411	2.93%
SBL	2,594,329	78,203	3.98%	2,052,784	50,948	3.27%
Loans held for sale	123,418	3,542	3.83%	154,617	3,716	3.34%
Total loans, net	18,069,791	519,879	3.85%	16,026,521	416,617	3.51%
FHLB stock, FRB stock, and other	136,830	4,229	4.13%	147,904	2,883	2.61%
Total interest-earning banking assets	21,605,541	$570,971	3.54%	18,263,997	$440,634	3.26%
Non-interest-earning banking assets:
Unrealized loss on available-for-sale securities	(38,516)			(7,278)
Allowance for loan losses	(192,226)			(194,026)
Other assets	372,820			373,464
Total non-interest-earning banking assets	142,078			172,160
Total banking assets	$21,747,619			$18,436,157
Interest-bearing banking liabilities:
Bank deposits:
Certificates of deposit	$352,893	$4,213	1.60%	$290,800	$3,176	1.46%
Savings, money market, and NOW accounts	18,426,101	36,715	0.27%	15,553,243	8,820	0.08%
FHLB advances and other	1,004,887	14,365	1.89%	775,517	10,334	1.76%
Total interest-bearing banking liabilities	19,783,881	$55,293	0.37%	16,619,560	$22,330	0.18%
Non-interest-bearing banking liabilities	78,842			86,722
Total banking liabilities	19,862,723			16,706,282
Total banking shareholder’s equity	1,884,896			1,729,875
Total banking liabilities and shareholder’s equity	$21,747,619			$18,436,157
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,821,660	$515,678		$1,644,437	$418,304
Bank net interest:
Spread			3.17%			3.08%
Margin (net yield on interest-earning banking assets)			3.20%			3.09%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			109.21%			109.89%

Nonaccrual loans are included in the average loan balances presented in the table above. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis.

Fee income on loans included in interest income for the nine months ended June 30, 2018 and 2017 was $19 million and $28 million, respectively.

The yield on tax-exempt loans in the table above is presented on a tax-equivalent basis utilizing the applicable federal statutory rates for each of the nine months ended June 30, 2018 and 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year’s volume. Changes attributable to both volume and rate have been allocated proportionately.

	Nine months ended June 30,
	2018 compared to 2017
	Increase/(decrease) due to
$ in thousands	Volume	Rate	Total
Interest revenue:
Interest-earning banking assets:
Cash	$1,279	$5,660	$6,939
Available-for-sale securities	14,039	4,751	18,790
Bank loans, net of unearned income:
Loans held for investment:
C&I loans	5,494	22,562	28,056
CRE construction loans	1,220	381	1,601
CRE loans	10,276	13,830	24,106
Tax-exempt loans	5,145	(106)	5,039
Residential mortgage loans	14,242	3,137	17,379
SBL	13,441	13,814	27,255
Loans held for sale	(750)	576	(174)
Total bank loans, net	49,068	54,194	103,262
FHLB stock, FRB stock, and other	(216)	1,562	1,346
Total interest-earning banking assets	64,170	66,167	130,337
Interest expense:
Interest-bearing banking liabilities:
Bank deposits:
Certificates of deposit	678	359	1,037
Savings, money market, and NOW accounts	1,629	26,266	27,895
FHLB advances and other	3,056	975	4,031
Total interest-bearing banking liabilities	5,363	27,600	32,963
Change in net interest income	$58,807	$38,567	$97,374

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

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in thousands	2018	2017	% change	2018	2017	% change
Revenues:
Interest income	$10,887	$6,546	66%	$27,716	$16,708	66%
Realized/unrealized gains - private equity investments	4,106	8,321	(51)%	21,687	26,809	(19)%
Other	1,230	550	124%	3,882	3,368	15%
Total revenues	16,223	15,417	5%	53,285	46,885	14%
Interest expense	(18,458)	(22,668)	(19)%	(56,608)	(71,797)	(21)%
Net revenues	(2,235)	(7,251)	(69)%	(3,323)	(24,912)	87%
Non-interest expenses:
Compensation and other	19,898	16,651	20%	50,498	44,026	15%
Acquisition-related expenses	—	3,366	(100)%	3,927	17,118	(77)%
Losses on extinguishment of debt	—	—	NM	—	8,282	(100)%
Total non-interest expenses	19,898	20,017	(1)%	54,425	69,426	(22)%
Loss before taxes and including noncontrolling interests	(22,133)	(27,268)	19%	(57,748)	(94,338)	39%
Noncontrolling interests	1,296	3,536	(63)%	2,232	5,737	(61)%
Pre-tax loss excluding noncontrolling interests	$(23,429)	$(30,804)	24%	$(59,980)	$(100,075)	40%

Quarter ended June 30, 2018 compared with the quarter ended June 30, 2017

The pre-tax loss generated by this segment of $23 million was $7 million, or 24% less than the loss generated in the prior year quarter.

Net revenues in this segment increased $5 million, primarily due to a decrease in our net interest expense of $9 million resulting from a decrease in interest expense and an increase in interest income. The decrease in interest expense was due to a decline in the average outstanding balance and average interest rate on our senior notes. Interest income increased as a result of the increase in interest rates and higher corporate cash balances.

Non-interest expenses were essentially unchanged from the prior year quarter, as a decline in acquisition-related expenses was offset by an increase in compensation and other costs.

Nine months ended June 30, 2018 compared with the nine months ended June 30, 2017

The pre-tax loss generated by this segment of $60 million was $40 million, or 40%, less than the loss generated in the prior year period.

Net revenues in this segment increased $22 million due to a decrease in our net interest expense of $26 million, resulting from a decrease in interest expense as well as an increase in interest income. The decrease in interest expense was due to a decline in the average interest rate and average outstanding balance of our senior notes. Interest income increased primarily as a result of the increase in interest rates earned on higher corporate cash balances.

Non-interest expenses decreased $15 million due to lower acquisition-related expenses, as well as the prior year period losses on extinguishment of certain of our senior notes. Acquisition-related expenses for the nine months ended June 30, 2018 related to incremental expenses incurred in connection with our acquisition of the Scout Group, which closed in November 2017. Prior year acquisition-related expenses primarily related to our acquisitions of the Scout Group, as well as Alex. Brown and 3Macs, both of which closed late in fiscal 2016.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Certain statistical disclosures by bank holding companies

We are required to provide certain statistical disclosures required for bank holding companies under the SEC’s Industry Guide 3.  The following table provides certain of those disclosures.

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Return on average assets	2.6%	2.2%	2.2%	1.8%
Return on average equity	15.4%	13.8%	13.6%	11.5%
Average equity to average assets	16.7%	16.0%	16.3%	15.9%
Dividend payout ratio	19.4%	17.7%	20.1%	21.9%

Return on average assets is computed by dividing annualized net income attributable to RJF for the period indicated by average assets for each respective period. Average assets for the quarter is computed by adding total assets as of the date indicated to the prior quarter-end total, and dividing by two. Average assets for the year is computed by adding total assets as of each quarter-end to the beginning of the year total, and dividing by four.

Return on average equity is computed by dividing annualized net income attributable to RJF for the period indicated by average equity attributable to RJF for each respective period. Average equity for the quarter is computed by adding the total equity attributable to RJF as of the date indicated to the prior quarter-end total, and dividing by two. Average equity for year to date is computed by adding the total equity attributable to RJF as of each quarter-end to the beginning of the year total, and dividing by four.

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

Cash provided by operating activities during the nine months ended June 30, 2018 was $989 million. In addition to operating cash flows related to net income, other increases in cash from operations included:

•	A decrease of $765 million in assets segregated pursuant to regulations and other segregated assets, in part due to decreased client cash balances described below.

•	An increase in net derivative instruments of $77 million.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Offsetting these, cash used in operations resulted from:

•	A decrease of $184 million in brokerage client payables and other accounts payable, in part due to decreased client cash balances in our client interest program.

•	An increase in our brokerage client receivables and other receivables of $149 million, including an increase in margin loans.

•	An increase in net trading instruments of $88 million.

•	An increase in loans provided to financial advisors, net of repayments, of $73 million.

Investing activities resulted in the use of $2.5 billion of cash during the nine months ended June 30, 2018.

The primary investing activities were:

•	A net increase in RJ Bank loans used $1.73 billion.

•	Purchases of available-for-sale securities held at RJ Bank, net of proceeds from maturations, repayments and redemptions within the portfolio, used $540 million.

•	We used $159 million, net of cash acquired, for our acquisition of the Scout Group.

•	We used $96 million to fund property investments, primarily software and computer equipment.

Financing activities provided $1.04 billion of cash during the nine months ended June 30, 2018.  Cash provided by financing activities resulted from an increase in RJ Bank deposit balances of $1.75 billion, as RJ Bank retained a higher portion of RJBDP balances, partially offset by net repayments of $610 million on our lines of credit and payment of dividends to our shareholders of $107 million.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and available from committed and uncommitted financing facilities provide adequate funds for continuing operations at current levels of activity.

Sources of liquidity

Approximately $1.3 billion of our total June 30, 2018 cash and cash equivalents included cash on hand held at the parent, as well as parent cash loaned to RJ&A.  Our cash and cash equivalents held were as follows:

$ in thousands	June 30, 2018
RJF	$539,514
RJ&A	1,026,155
RJ Bank	828,111
RJ Ltd.	343,070
RJFS	123,689
Carillon Tower Advisers	79,940
Other subsidiaries	239,272
Total cash and cash equivalents	$3,179,751

RJF maintained depository accounts at RJ Bank with a balance of $173 million as of June 30, 2018. The portion of this total that is available on demand without restrictions, which amounted to $154 million at June 30, 2018, is reflected in the RJF total (and is excluded from the RJ Bank total).

RJF had loaned $783 million to RJ&A as of June 30, 2018 (such amount is included in the RJ&A cash balance), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

In addition to the cash balances described above, we have various other potential sources of cash available to the parent from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF, the parent company, from RJ&A and RJ Bank.

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from client transactions. In addition, covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At June 30, 2018, RJ&A significantly exceeded both the minimum regulatory requirements and the covenants in its financing arrangements pertaining to net capital. At that date, RJ&A had excess net capital of $721 million, of which $346 million was available for dividend while still maintaining the internally-targeted net capital ratio of 15% of aggregate debit items.  There are

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

also limitations on the amount of dividends that may be declared by a broker-dealer without Financial Industry Regulatory Authority approval.

RJ Bank may pay dividends to RJF without the prior approval of its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted regulatory capital ratios. At June 30, 2018, RJ Bank had $200 million of capital in excess of the amount it would need at June 30, 2018 to maintain its targeted regulatory capital ratios, and could pay a dividend of such amount without requiring prior approval of its regulator.

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

The following table presents our committed financing arrangements with third-party lenders, which we generally utilize to finance a portion of our fixed income trading instruments held, and the outstanding balances related thereto.

	June 30, 2018
$ in thousands	RJ&A	RJF	Total	Total number of arrangements
Financing arrangement:
Committed secured	$300,000	$—	$300,000	3
Committed unsecured	—	300,000	300,000	1
Total committed financing arrangements	$300,000	$300,000	$600,000	4

Outstanding borrowing amount:
Committed secured	$—	$—	$—
Committed unsecured	—	—	—
Total outstanding borrowing amount	$—	$—	$—

Uncommitted financing arrangements

Our uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit. Our arrangements with third-party lenders are generally utilized to finance a portion of our fixed income securities or for cash management purposes. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed. As of June 30, 2018, we had outstanding borrowings under four uncommitted secured borrowing arrangements with lenders out of a total of 13 uncommitted financing arrangements (seven uncommitted secured and six uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

The following table presents our borrowings on uncommitted financing arrangements, all of which were in RJ&A.

$ in thousands	June 30, 2018
Outstanding borrowing amount:
Uncommitted secured	$115,464
Uncommitted unsecured	—
Total outstanding borrowing amount	$115,464

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Other financings

RJ Bank had $875 million in FHLB borrowings outstanding at June 30, 2018, comprised of floating-rate advances totaling $850 million and a $25 million fixed-rate advance, all of which were secured by a blanket lien on RJ Bank’s residential mortgage loan portfolio (see Note 12 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these borrowings). RJ Bank had an additional $1.65 billion in immediate credit available from the FHLB as of June 30, 2018 and, with the pledge of additional collateral to the FHLB, total available credit of 30% of total assets.
RJ Bank is eligible to participate in the Fed’s discount-window program; however, we do not view borrowings from the Fed as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Fed, and is secured by pledged C&I loans.

From time to time we enter into repurchase agreements and reverse repurchase agreements.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balances on the repurchase agreements included in “Securities sold under agreements to repurchase” on our Condensed Consolidated Statements of Financial Condition included in this Form 10-Q, in the amount of $115 million as of June 30, 2018 (which are reflected in the table of uncommitted financing arrangements). Such financings are generally collateralized by non-customer, RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements.

The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period-end balances for repurchase agreements and reverse repurchase agreements were as follows:

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in thousands)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
June 30, 2018	$151,233	$164,891	$115,464	$364,410	$368,822	$343,052
March 31, 2018	163,923	157,466	142,791	378,109	448,474	448,474
December 31, 2017	218,690	229,036	229,036	443,391	506,711	307,742
September 30, 2017	241,365	247,048	220,942	463,618	503,462	404,462
June 30, 2017	231,378	226,972	226,972	479,653	540,823	483,820

At June 30, 2018, in addition to the financing arrangements described above, we had $25 million outstanding on a mortgage loan for our St. Petersburg, Florida home-office complex, that is included in “Other borrowings” in our Condensed Consolidated Statements of Financial Condition included of this Form 10-Q.

At June 30, 2018, we had aggregate outstanding senior notes payable of $1.55 billion. Our senior notes payable, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $250 million par 5.625% senior notes due 2024, $500 million par 3.625% senior notes due 2026, and $800 million par 4.95% senior notes due 2046. See Note 15 of our 2017 Form 10-K for additional information.

Our senior long-term debt ratings as of the most current report are:

Rating Agency	Rating	Outlook
Standard & Poor’s Ratings Services	BBB+	Stable
Moody’s Investors Services	Baa1	Stable

Our current long-term debt ratings depend upon a number of factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trends and volatility, balance sheet composition, liquidity and liquidity management, capital structure, overall risk management, business diversification and market share, and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings.  Any rating downgrades could increase our costs in the event we were to obtain additional financing.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

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

Other sources and uses of liquidity

We have COLI policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed while others are company-directed. The COLI policies that we could readily borrow against had a cash surrender value of approximately $482 million as of June 30, 2018, comprised of $275 million related to employee-directed plans and $207 million related to company-directed plans, and we were able to borrow up to 90%, or $434 million, of the June 30, 2018 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of June 30, 2018.

On May 18, 2018, we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune.

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

Total assets of $36.36 billion as of June 30, 2018 were $1.48 billion, or 4%, greater than our total assets as of September 30, 2017. Net bank loans receivable increased $1.98 billion, reflecting growth across the portfolio during the period. Our available-for-sale securities portfolio increased $480 million, as we increased our investments in such securities during the period in line with our growth plan for this portfolio. Goodwill and identifiable intangible assets increased $149 million due to the Scout Group acquisition. Brokerage client receivables increased $133 million, primarily due to increased margin lending. Offsetting these increases was a decrease in assets segregated pursuant to regulations and other segregated assets of $789 million, primarily due to decline in client cash balances in our client interest program and an increase in margin loans. Cash and cash equivalents balances also decreased $490 million; refer to the discussion of the components of this decrease in the “Liquidity and Capital Resources” section within this MD&A.

As of June 30, 2018, our total liabilities of $30.11 billion were $924 million, or 3%, greater than our total liabilities as of September 30, 2017. Bank deposit liabilities increased $1.75 billion, as RJ Bank retained a higher portion of RJBDP balances to fund a portion of our net loan growth and increased securities portfolio. Other payables increased $298 million due to unsettled loan purchases at the end of the period. Offsetting these increases was a decrease in other borrowings of $614 million due to the repayment of certain borrowings during the period. Brokerage client payable balances decreased $345 million, reflecting a decrease in client cash balances in our client interest program.

Contractual obligations

The Tax Act, which was enacted in December 2017, includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, which is permitted to be paid in annual installments over a period of 8 years based on the schedule outlined in the Tax Act. We currently estimate this transition tax to be $9 million (which excludes the related state tax liability), which is included in our provision for income taxes in our Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended June 30, 2018.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Other than the item described above, as of June 30, 2018, there have been no material changes in our contractual obligations presented in our 2017 Form 10-K, other than in the ordinary course of business. See Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding certain commitments as of June 30, 2018.

Regulatory

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory” of our 2017 Form 10-K.

On June 21, 2018, the United States Court of Appeals for the Fifth Circuit issued its mandate to officially vacate the U.S. Department of Labor’s final regulation (the “DOL Rule”), which expanded the definition of who is deemed an “investment advice fiduciary” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). We continue to evaluate implications of the court’s ruling, including changes we have implemented as a result of the DOL Rule.

The SEC voted on April 18, 2018 to propose rules to change the standard of conduct for broker-dealers when making recommendations of securities transactions or investment strategies to retail investors (“Regulation Best Interest”). We continue to review the proposal, including its potential implications to the firm.

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”) was signed into law, making certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulations. Among other things, the law raises the asset thresholds for Dodd-Frank Act company-run stress testing, liquidity coverage and living will requirements for bank holding companies to $250 billion, subject to the ability of the Fed to apply such requirements to institutions with assets of $100 billion or more to address financial stability risks or safety and soundness concerns. On July 6, 2018, the Fed, the OCC and the FDIC issued a joint interagency statement regarding the impact of the EGRRCPA. As a result of this statement and the EGRRCPA, RJF and RJ Bank are no longer subject to Dodd-Frank Act stress testing requirements. We are evaluating the provisions and any potential additional implications to RJF.

On June 5, 2018, the five federal regulatory agencies having oversight over the Volcker Rule announced publication of amendment to the rule. The notice of proposed rulemaking contains a number of revisions to the Volcker Rule’s covered fund restrictions. RJF is evaluating the proposal to determine the impact such proposal will have, if any, if it becomes effective.

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of June 30, 2018, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF and RJ Bank were categorized as “well capitalized” as of June 30, 2018.

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

Assets and liabilities measured at fair value on a recurring basis

As of June 30, 2018, 11% of our total assets and 2% of our total liabilities were financial instruments measured at fair value on a recurring basis. Financial instrument which were assets measured at fair value on a recurring basis categorized as Level 3 amounted to $188 million as of June 30, 2018 and represented 5% of our assets measured at fair value. Of the Level 3 assets as of June 30, 2018, our ARS positions comprised $111 million, or 59%, and our private equity investments not measured at NAV comprised $72 million, or 38%, of the total.  Level 3 assets represented 3% of total equity as of June 30, 2018.

Our investments in private equity measured at NAV amounted to $92 million at June 30, 2018.

Financial instruments which were liabilities categorized as Level 3 were $2 million as of June 30, 2018.

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

Loss provisions arising from legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of our 2017 Form 10-K. In addition, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matter contingencies as of June 30, 2018.

Loss provisions arising from operations of our Broker-Dealers

The recorded amounts of loss provisions associated with brokerage client receivables and loans to financial advisors and certain key revenue producers are subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing these broker-dealer related loss provisions and the related allowances for doubtful accounts, see the “Brokerage client receivables, net” and “Loans to financial advisors, net” sections of Note 2 of our 2017 Form 10-K and Note 2 of this Form 10-Q for information regarding the allowance for doubtful accounts associated with loans to financial advisors as of June 30, 2018.

Loan loss provisions arising from operations of RJ Bank

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio. See the discussion regarding RJ Bank’s methodology in estimating its allowance for loan losses in Note 2 of our 2017 Form 10-K.

At June 30, 2018, the amortized cost of all RJ Bank loans was $19.2 billion and an allowance for loan losses of $196 million was recorded against that balance. The total allowance for loan losses was equal to 1.03% of the amortized cost of the loan portfolio.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The Fed’s MRR requires us to perform daily back testing procedures of our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income and intraday trading. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. Our regulatory-defined daily loss in our trading portfolios exceeded our predicted VaR once during the three months ended June 30, 2018 and twice during the nine months ended June 30, 2018.

The following table sets forth the high, low, period end and daily average VaR for all of our trading portfolios, including fixed income, equity, and derivative instruments, for the period and dates indicated.

	Nine months ended June 30, 2018		Period end VaR
$ in thousands	High	Low	June 30, 2018	September 30, 2017
Daily VaR	$3,917	$654	$1,695	$1,427

	Three months ended June 30,		Nine months ended June 30,
$ in thousands	2018	2017	2018	2017
Daily average VaR	$1,548	$1,915	$1,444	$1,852

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

information regarding this risk management objective, see the discussion of this hedging strategy in Note 2 of the Notes to Consolidated Financial Statements of our 2017 Form 10-K and in Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model.

Instantaneous changes in rate	Net interest income ($ in thousands)	Projected change in net interest income
+200	$767,396	(5.44)%
+100	$790,476	(2.60)%
0	$811,559	—
-100	$712,959	(12.15)%

Refer to “Management’s Discussion and Analysis - Net interest analysis” of this Form 10-Q for a discussion of the impact that an increase in short-term interest rates could have on the firm’s operations.

The following table shows the contractual maturities of RJ Bank’s loan portfolio at June 30, 2018, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table. Loan amounts in the table below exclude unearned income and deferred expenses.

	Due in
$ in thousands	One year or less	> One year – five years	> 5 years	Total
Loans held for investment:
C&I loans	$126,898	$3,507,829	$4,203,519	$7,838,246
CRE construction loans	45,590	74,934	24,837	145,361
CRE loans	454,411	2,332,321	656,435	3,443,167
Tax-exempt loans	—	22,630	1,170,487	1,193,117
Residential mortgage loans	907	2,356	3,577,606	3,580,869
SBL	2,866,902	3,524	—	2,870,426
Total loans held for investment	3,494,708	5,943,594	9,632,884	19,071,186
Loans held for sale	—	—	124,077	124,077
Total loans	$3,494,708	$5,943,594	$9,756,961	$19,195,263

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at June 30, 2018. Loan amounts in the table below exclude unearned income and deferred expenses.

	Interest rate type
$ in thousands	Fixed	Adjustable	Total
Loans held for investment:
C&I loans	$21,172	$7,690,176	$7,711,348
CRE construction loans	—	99,771	99,771
CRE loans	77,226	2,911,530	2,988,756
Tax-exempt loans	1,161,217	31,900	1,193,117
Residential mortgage loans	235,293	3,344,669	3,579,962
SBL	3,524	—	3,524
Total loans held for investment	1,498,432	14,078,046	15,576,478
Loans held for sale	2,136	121,941	124,077
Total loans	$1,500,568	$14,199,987	$15,700,555

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

In our RJ Bank available-for-sale securities portfolio, we hold primarily fixed-rate agency MBS and CMOs which were carried at fair value in our Condensed Consolidated Statements of Financial Condition at June 30, 2018 with changes in the fair value of the portfolio recorded through “Other comprehensive income” in our Condensed Consolidated Statements of Income and Comprehensive Income. At June 30, 2018, our RJ Bank available-for-sale securities portfolio had a fair value of $2.56 billion with a weighted-average yield of 2.22% and an average expected duration of three years. See Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on the fair value of these securities.

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

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar. For example, a portion of our bank loan portfolio includes loans which are denominated in Canadian dollars totaling $1.08 billion and $1.00 billion at June 30, 2018 and September 30, 2017, respectively. A portion of such loans are held by RJ Bank’s Canadian subsidiary, which is discussed further below.

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

We had foreign exchange risk in our investment in RJ Ltd. of CDN $339 million at June 30, 2018, which was not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in other comprehensive income/(loss) (“OCI”) on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding all of our components of OCI.

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

Our allowance for loan losses is regularly evaluated with adjustments made on a quarterly basis. Several factors were taken into consideration in evaluating the allowance for loan losses at June 30, 2018, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio.

The following table presents RJ Bank’s changes in the allowance for loan losses.

	Nine months ended June 30,
$ in thousands	2018	2017
Allowance for loan losses beginning of year	$190,442	$197,378
Provision for loan losses	13,791	13,097
Charge-offs:
C&I loans	(8,500)	(24,298)
Residential mortgage loans	(383)	(742)
Total charge-offs	(8,883)	(25,040)
Recoveries:
CRE loans	—	5,013
Residential mortgage loans	1,522	981
Total recoveries	1,522	5,994
Net charge-offs	(7,361)	(19,046)
Foreign exchange translation adjustment	(715)	174
Allowance for loan losses end of period	$196,157	$191,603
Allowance for loan losses to bank loans outstanding	1.03%	1.15%

The loan loss provision increased to $13.8 million from $13.1 million in the prior year. See further explanation of the loan loss provision increase in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - RJ Bank” of this Form 10-Q. As a result of improved credit quality in the loan portfolio, the total allowance for loan losses to total to bank loans outstanding declined to 1.03% at June 30, 2018 from 1.15% at June 30, 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment.

	Three months ended June 30,				Nine months ended June 30,
	2018		2017		2018		2017
$ in thousands	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
C&I loans	$(4,324)	0.23%	$(1,605)	0.09%	$(8,500)	0.15%	$(24,298)	0.44%
CRE loans	—	—	—	—	—	—	5,013	0.24%
Residential mortgage loans	678	0.08%	444	0.06%	1,139	0.05%	239	0.01%
Total	$(3,646)	0.08%	$(1,161)	0.03%	$(7,361)	0.05%	$(19,046)	0.16%

The level of charge-off activity is a factor that is considered in evaluating the potential for severity of future credit losses. Net charge-offs for the nine months ended June 30, 2018 decreased $12 million as compared to the prior year. The decrease was due to the prior year reflecting the resolution of one corporate C&I loan which resulted in a significant charge-off.

The table below presents the nonperforming loans balance and total allowance for loan losses.

	June 30, 2018			September 30, 2017
$ in thousands	Nonperforming loan balance	Allowance for loan losses balance	Loan category as a % of total loans receivable	Nonperforming loan balance	Allowance for loan losses balance	Loan category as a % of total loans receivable
Loans held for investment:
C&I loans	$5,273	$(122,193)	41%	$5,221	$(119,901)	43%
CRE construction loans	—	(2,628)	1%	—	(1,421)	1%
CRE loans	—	(44,872)	18%	—	(41,749)	18%
Tax-exempt loans	—	(7,611)	6%	—	(6,381)	6%
Residential mortgage loans	29,280	(15,119)	18%	33,749	(16,691)	18%
SBL	—	(3,734)	15%	—	(4,299)	14%
Loans held for sale	—	—	1%	—	—	—%
Total	$34,553	$(196,157)	100%	$38,970	$(190,442)	100%
Total nonperforming loans as a % of RJ Bank total loans	0.18%			0.23%

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased during the nine months ended June 30, 2018 due to a $4 million decrease in nonperforming residential mortgage loans. Included in nonperforming residential mortgage loans were $26 million in loans for which $13 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance.

The nonperforming loan balances above exclude $12 million and $14 million as of June 30, 2018 and September 30, 2017, respectively, of residential TDRs which were returned to accrual status in accordance with our policy. Total nonperforming assets, including other real estate acquired in the settlement of residential mortgages, amounted to $37 million and $44 million at June 30, 2018 and September 30, 2017, respectively. Total nonperforming assets as a percentage of RJ Bank total assets were 0.16% and 0.21% at June 30, 2018 and September 30, 2017, respectively.

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk” of our 2017 Form 10-K. There were no material changes in RJ Bank’s underwriting policies during the nine months ended June 30, 2018.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Risk monitoring process

Another component of credit risk strategy at RJ Bank is the ongoing risk monitoring and review processes for all residential, SBL, corporate and tax-exempt credit exposures, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no material changes to those processes and policies during the nine months ended June 30, 2018.

SBL and residential mortgage loans

The marketable collateral securing RJ Bank’s SBL is monitored on a daily basis. Collateral adjustments are made by the borrower as necessary to ensure RJ Bank’s loans are adequately secured, resulting in minimizing its credit risk. Collateral calls have been minimal relative to our SBL portfolio with no losses incurred to date.

We track and review many factors to monitor credit risk in RJ Bank’s residential mortgage loan portfolio. The qualitative factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, borrower credit scores, occupancy (i.e., owner occupied, second home or investment property), level of documentation, loan purpose, geographic concentrations, average loan size and loan policy exceptions. These qualitative measures, while considered and reviewed in establishing the allowance for loan losses, have not resulted in any material quantitative adjustments to RJ Bank’s historical loss rates.

The following table presents a summary of delinquent residential mortgage loans, which is comprised of loans which are two or more payments past due as well as loans in the process of foreclosure.

	Amount of delinquent residential loans			Delinquent residential loans as a percentage of outstanding loan balances
$ in thousands	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
June 30, 2018
Residential mortgage loans:
First mortgage loans	$694	$18,393	$19,087	0.02%	0.51%	0.53%
Home equity loans/lines	3	123	126	0.02%	0.46%	0.48%
Total residential mortgage loans	$697	$18,516	$19,213	0.02%	0.51%	0.53%

September 30, 2017
Residential mortgage loans:
First mortgage loans	$3,061	$19,823	$22,884	0.10%	0.63%	0.73%
Home equity loans/lines	248	18	266	0.91%	0.07%	0.98%
Total residential mortgage loans	$3,309	$19,841	$23,150	0.10%	0.63%	0.73%

At June 30, 2018, loans over 30 days delinquent (including nonperforming loans) decreased to 0.53% of residential mortgage loans outstanding, compared to 0.73% over 30 days delinquent at September 30, 2017.  Our June 30, 2018 percentage continues to compare favorably to the national average for over 30 day delinquencies of 3.84%, as most recently reported by the Fed. RJ Bank’s significantly lower delinquency rate as compared to its peers is the result of our uniform underwriting policies, the lack of subprime loans and the limited amount of non-traditional loan products.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans were as follows:

June 30, 2018			September 30, 2017
	Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans		Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans
CA	25.7%	4.8%	CA	23.8%	4.4%
FL	17.6%	3.3%	FL	18.9%	3.5%
TX	7.4%	1.4%	TX	7.8%	1.4%
NY	7.4%	1.4%	NY	6.8%	1.3%
CO	3.5%	0.7%	CO	3.4%	0.6%

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

amortize.  At June 30, 2018 and September 30, 2017, these loans totaled $914 million and $683 million, respectively, or approximately 25% and 20% of the residential mortgage portfolio, respectively.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at June 30, 2018, begins amortizing is 6.7 years.

A component of credit risk management for the residential portfolio is the LTV ratio and borrower credit score at origination or purchase. The most recent weighted-average LTV ratios and FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio were as follows:

	June 30, 2018	September 30, 2017
Residential first mortgage loan weighted-average LTV/FICO	65%/760	65%/758

Corporate and tax-exempt loans

Other than loans classified as nonperforming, the amount of corporate and tax-exempt loans that were delinquent greater than 30 days was not significant as of June 30, 2018.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans were as follows:

June 30, 2018			September 30, 2017
	Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans		Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans
Office (real estate)	4.9%	3.3%	Office (real estate)	5.9%	4.0%
Hospitality	4.9%	3.2%	Retail real estate	5.3%	3.6%
Retail real estate	4.6%	3.0%	Consumer products and services	5.2%	3.5%
Business systems and services	4.5%	3.0%	Hospitality	4.7%	3.2%
Consumer products and services	4.2%	2.8%	Business systems and services	4.5%	3.1%

Liquidity risk

See the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cyber security incidents. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Operational risk” of our 2017 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes. There have been no material changes in such processes during the nine months ended June 30, 2018.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Model risk

Model risk refers to the possibility of unintended business outcomes arising from the design, implementation or use of models. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Model Risk” of our 2017 Form 10-K for information regarding how we utilize models throughout the firm and how we manage model risk.

Regulatory and legal risk

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Regulatory and legal risk” of our 2017 Form 10-K for information on our regulatory and legal risks, including how we manage such risks. There have been no material changes in our risk mitigation processes during the nine months ended June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Not applicable.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 2.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described below. The following table presents information on our purchases of our own stock, on a monthly basis, for the nine months ended June 30, 2018:

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in thousands) at each month-end, of securities that may yet be purchased under the plans or programs

October 1, 2017 – October 31, 2017	8,493	$85.25	—	$135,671
November 1, 2017 – November 30, 2017	18,539	$85.32	—	$135,671
December 1, 2017 – December 31, 2017	205,504	$87.32	—	$135,671
First quarter	232,536	$87.08	—

January 1, 2018 – January 31, 2018	18,887	$91.47	—	$135,671
February 1, 2018 – February 28, 2018	5,708	$91.85	—	$135,671
March 1, 2018 – March 31, 2018	861	$97.04	—	$135,671
Second quarter	25,456	$91.74	—

April 1, 2018 – April 30, 2018	1,966	$87.44	—	$135,671
May 1, 2018 – May 31, 2018	9,035	$95.11	—	$250,000
June 1, 2018 – June 30, 2018	1,750	$97.60	—	$250,000
Third quarter	12,751	$94.27	—
Fiscal year-to-date total	270,743	$87.86	—

On May 22, 2018, we announced an increase to $250 million in the amount authorized by our Board of Directors to be used, at the discretion of the Board’s Securities Repurchase Committee, for repurchases of our common stock and outstanding senior notes, subject to market conditions and other factors. Between July 1, 2018 and August 6, 2018, we repurchased approximately 158 thousand shares of our common stock under this authorization at a weighted-average price of $90.76, for total consideration of $14 million.

For the nine months ended June 30, 2018 share purchases pursuant to the Restricted Stock Trust Fund, which was established to acquire our common stock in the open market and used to settle RSUs granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiary, totaled approximately 77 thousand shares for aggregate consideration of $7 million. For more information on this trust fund, see Note 2 of the Notes to Consolidated Financial Statements of our 2017 Form 10-K and Note 9 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. These activities do not utilize the repurchase authority presented in the table above.

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  Of the total for the nine months ended June 30, 2018, shares surrendered to us by employees for such purposes approximated 194 thousand shares, for a total consideration of $17 million. These activities do not utilize the repurchase authority presented in the table above.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	August 7, 2018	/s/ Paul C. Reilly
Paul C. Reilly
Chairman and Chief Executive Officer

Date:	August 7, 2018	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance and Chief Financial Officer