Form 10-K
period 2018-09-30
RAYMOND JAMES FINANCIAL INC
filed 2018-11-21
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 29, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $11,702,670,062.

The number of shares outstanding of the registrant’s common stock as of November 19, 2018 was 143,284,861.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 28, 2019 are incorporated by reference into Part III.

RAYMOND JAMES FINANCIAL, INC.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Raymond James Financial, Inc. (“RJF,” the “firm” or the “Company”) is a leading diversified financial services company providing private client group, capital markets, asset management, banking and other services to individuals, corporations and municipalities.  The firm, together with its subsidiaries, is engaged in various financial services activities, including providing investment management services for retail and institutional clients, the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products. The firm also provides corporate and retail banking services, and trust services.

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

REPORTABLE SEGMENTS

We currently operate through five segments. Our business segments are Private Client Group (“PCG”), Capital Markets, Asset Management and Raymond James Bank, N.A. (“RJ Bank”). Our Other segment captures private equity activities as well as certain corporate overhead costs of RJF that are not allocated to our business segments.

The following graph depicts the relative net revenue contribution of each of our business segments for the fiscal year ended September 30, 2018.

*The preceding chart does not include intersegment eliminations or the Other segment.

PRIVATE CLIENT GROUP

We provide financial planning and securities transaction services through branch office systems. Financial advisors have multiple affiliation options, which we refer to as AdvisorChoice. Our two primary affiliation options for financial advisors are the employee option and the independent contractor option.

We recruit experienced financial advisors from a wide variety of competitors. As a part of their agreement to join us, we may make loans to financial advisors and to certain other key revenue producers primarily for recruiting, transitional cost assistance and retention purposes.

Total assets under administration in the PCG segment as of September 30, 2018 were to $755.7 billion. We had 7,813 financial advisors affiliated with us as of September 30, 2018.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

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

Independent contractor financial advisors

Our financial advisors who are independent contractors are responsible for all of their direct costs and, accordingly, receive a higher payout percentage than employee financial advisors. Our independent contractor financial advisor option is designed to help our advisors build their businesses with as much or as little of our support as they determine they need. With specific approval, they are permitted to conduct, on a limited basis, certain other approved business activities, such as offering insurance products, independent registered investment advisory services, and accounting and tax services.

Irrespective of the affiliation choice, our financial advisors offer a broad range of investments and services, including both third-party and proprietary products, and a variety of financial planning services. Revenues from this segment are typically driven by total client assets under administration, and are generally either recurring fee-based or transactional in nature. Recurring revenues include asset-based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund and annuity service fees, fees earned on our multi-bank sweep program and interest. The proportion of our securities commissions and fees revenues originating from the employee versus the independent contractor affiliation models is relatively balanced.

Securities commissions and fees revenues by affiliation, as well as the portion of segment net revenues that was recurring versus transactional in nature, for the fiscal year ended September 30, 2018, are presented in the following graphs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

We provide the following services through this segment.

•	We provide investment services for which we charge sales commissions or asset-based fees based on established schedules.

•
We offer investment advisory services. Fee revenues for such services are computed as either a percentage of the assets in the client account or a flat periodic fee charged to the client for investment advice.

•	We provide insurance and annuity products.

•	We offer a number of professionally managed mutual funds.

•
We earn fees from banks to which we sweep client cash in our Raymond James Bank Deposit Program (“RJBDP”). Such fees are generally based on client cash balances in the program and short-term interest rates relative to the interest paid to clients on balances in the RJBDP.

•
We provide margin loans to clients that are collateralized by the securities purchased or by other securities owned by the client. Interest is charged to clients on the amount borrowed based on current interest rates.

•
We provide custodial, trading, research and other support and services (including access to clients’ account information and the services of the Asset Management segment) to the independent registered investment advisors who are affiliated with us.

•
We conduct securities borrowing and lending activities with other broker-dealers, financial institutions and other counterparties. The net revenues of this business consist of the interest spreads generated on these activities.

•
We provide diversification strategies and alternative investment products to qualified clients of our affiliated financial advisors. We provide strategies and products for portfolio investment allocation opportunities.

CAPITAL MARKETS

Our capital markets segment conducts institutional sales, securities trading, equity research, investment banking and the syndication and management of investments that qualify for tax credits (referred to as our “tax credit funds”). Within our management structure, we distinguish between activities that support equity and fixed income products and services. We primarily conduct these activities in the U.S., Canada, and Europe.

Investment banking revenues by revenue type as well as the portions of this segment’s revenues that were derived from equity securities and products, fixed income securities and products, and our tax credit funds activities for the fiscal year ended September 30, 2018 are presented in the following graphs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

We provide the following services through this segment.

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

Fixed income

•
We earn revenues from institutional clients who purchase and sell both taxable and tax-exempt fixed income products, primarily municipal, corporate, government agency and mortgage-backed bonds, and whole loans. We carry inventories of taxable and tax-exempt securities to facilitate client transactions.

•
Our fixed income investment banking services include public finance and debt underwriting activities where we serve as a financial advisor, placement agent or underwriter to various issuers, including state and local government agencies (and their political subdivisions), housing agencies, and non-profit entities including healthcare and higher education institutions. When underwriting new issue securities, we may agree to purchase the issue through a negotiated sale or submission of a competitive bid.

•
We enter into interest rate swaps and futures contracts either to facilitate client transactions or to actively manage risk exposures that arise from our client activity, including a portion of our trading inventory. In addition, we conduct a “matched book” derivatives business where we may enter into interest rate derivative transactions with clients. In this matched book business, for every derivative transaction we enter into with a client, we enter into an offsetting derivative transaction with a credit support provider that is a third-party financial institution.

•
Through our fixed income public finance operations, we enter into forward commitments to purchase agency mortgage-backed securities (“MBS”). Such MBS are issued on behalf of various state and local housing finance agencies (“HFA”) and consist of the mortgages originated through their lending programs.

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

ASSET MANAGEMENT

Our Asset Management segment provides investment advisory and related administrative services to our PCG clients through our asset management services division (“AMS”) and through Raymond James Trust, N.A. (“RJ Trust”). The segment also provides investment advisory and asset management services to individual and institutional investors, including through third-party broker-dealers, through Carillon Tower Advisers and its affiliates (collectively, “Carillon Tower”), which also sponsors a family of mutual funds.

We earn investment advisory fees and related administrative fees based on assets under management in both AMS and Carillon Tower, where decisions are made by in-house or third-party portfolio managers or investment committees on how to invest client assets.

The Asset Management segment also earns administrative fees on certain asset-based programs offered to PCG clients which are not

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

managed by our Asset Management segment, but for which the segment provides administrative support, including trade execution, record-keeping and periodic investor reporting.

Financial assets under management in managed programs and our financial assets under management in our managed programs by objective as of September 30, 2018 are presented in the following graphs.

RJ BANK

RJ Bank provides corporate (commercial and industrial (“C&I”), commercial real estate (“CRE”) and CRE construction), securities-based (“SBL”), tax-exempt and residential loans. RJ Bank is active in corporate loan syndications and participations. RJ Bank also provides Federal Deposit Insurance Corporation (“FDIC”)-insured deposit accounts, including to clients of our broker-dealer subsidiaries. RJ Bank generates net interest revenue principally through the interest income earned on loans and an investment portfolio of securities, which is offset by the interest expense it pays on client deposits and on its borrowings.

As of September 30, 2018, corporate and tax-exempt loans represented approximately 65% of RJ Bank’s loan portfolio, of which 89% were U.S. and Canadian syndicated loans. Residential mortgage loans are originated or purchased and held for investment or sold in the secondary market. RJ Bank’s investment portfolio is comprised primarily of agency MBS and collateralized mortgage obligations (“CMOs”) and is classified as available-for-sale. RJ Bank’s liabilities primarily consist of deposits that are cash balances swept from the investment accounts of PCG clients.

RJ Bank had total assets of $22.92 billion at September 30, 2018, which are detailed in the following graph.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

OTHER

Our Other segment includes our private equity activities as well as certain corporate overhead costs of RJF, such as the interest cost on our public debt and the acquisition and integration costs associated with certain acquisitions (See Note 3 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K (“Form 10-K”) for additional information on our acquisitions).

Our private equity activities include various direct and third-party private equity investments and various private equity funds which we sponsor.

EMPLOYEES AND INDEPENDENT CONTRACTORS

Our employees and independent contractors (collectively “associates”) are vital to our success in the financial services industry. As of September 30, 2018, we had approximately 13,900 employees and approximately 4,650 affiliated independent contractor financial advisors.

OPERATIONS AND INFORMATION PROCESSING

We have operations personnel at various locations who are responsible for processing securities transactions, custody of client securities, support of client accounts, the receipt, identification and delivery of funds and securities, and compliance with regulatory and legal requirements for most of our securities brokerage operations.

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

Our business continuity program has been developed to provide reasonable assurance that we will continue to operate in the event of disruptions at our critical facilities. Our business departments have developed operational plans for such disruptions, and we have a full time staff devoted to maintaining those plans. Our business continuity plan continues to be enhanced and tested to allow for continuous operations in the event of weather-related or other interruptions at our corporate headquarters in Florida, one of our operations processing or data center sites (located in Florida, Colorado, Tennessee or Michigan) as well as our branch and office locations throughout the U.S., Canada and Europe.

COMPETITION

The financial services industry is intensely competitive. We compete with many other financial services firms, including a number of larger securities firms, most of which are affiliated with major financial services companies, insurance companies, banking institutions and other organizations. We also compete with companies that offer web-based financial services and discount brokerage services, usually with lower levels of service, to individual clients. We compete principally on the basis of the quality of our associates, services, product selection, location and reputation in local markets.

Our ability to compete effectively is substantially dependent on our continuing ability to attract, retain and motivate qualified associates, including successful financial advisors, investment bankers, trading professionals, portfolio managers and other revenue producing or specialized personnel.

REGULATION

RJF is a bank holding company (“BHC”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) that has made an election to be a financial holding company (“FHC”). Under the BHC Act, the activities of BHCs and FHCs are limited generally to those activities closely related to banking and with respect to FHCs, activities financial in nature as outlined in the BHC Act and related regulations. For RJF to remain a FHC, it and its depository institution subsidiaries must remain “well capitalized” and “well managed” in accordance with the standards of the Fed and, with respect to its depository institution subsidiaries, the Office of the Comptroller of the Currency (“OCC”). As a FHC, RJF is subject to regulation, oversight, and consolidated supervision, including periodic examination, by the Fed. Under existing regulation, the Fed has authority to examine and take action with respect to all of our subsidiaries. RJ Bank is a national bank and insured depository regulated, supervised and examined by the OCC and the Consumer

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Financial Protection Bureau (“CFPB”). Our trust company subsidiary also is regulated, supervised and examined by the OCC. The Fed and the FDIC also regulate and may examine RJ Bank and RJ Trust. Collectively, the rules and regulations of the Fed, the OCC, the FDIC and the CFPB cover all aspects of the banking business, including, for example, lending practices, the receipt of deposits, capital structure, transactions with affiliates, conduct and qualifications of personnel and, as discussed further below, capital requirements. This regulatory, supervisory and oversight framework is subject to significant changes that can affect the operating costs and permissible businesses of RJF, RJ Bank and RJ Trust. As a part of their supervisory functions, the Fed, the OCC, the FDIC, and the CFPB also have the power to bring enforcement actions for violations of law and, in the case of the Fed, the OCC and the FDIC, for unsafe or unsound practices. Our broker-dealer subsidiaries, which are also registered investment advisors, are subject to regulation and oversight by various regulatory and self-regulatory authorities discussed under “Other regulations applicable to our operations” below.

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

Rules and regulations resulting from the Dodd-Frank Act

Since 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has imposed significant new regulatory and compliance requirements, although some provisions of the Dodd-Frank Act remain subject to further rulemaking proceedings and studies and will take effect over the next several years.

As a result of the Dodd-Frank Act and its implementing regulations, we continue to experience a period of notable change in financial regulation and supervision. These changes could have a significant impact on how we conduct our business. Many regulatory or supervisory policies remain in a state of flux and may be subject to amendment in the near future, particularly due to the President’s executive order issued in February 2017 to evaluate the current regulatory framework, particularly as it relates to the financial services industry. As a result, we cannot specifically quantify the impact that such regulatory or supervisory requirements will have on our business and operations (see Item 1A “Risk Factors” within this report for further discussion of the potential future impact on our operations). In the following sections, we highlight certain of the more significant changes brought about as a result of the Dodd-Frank Act and related measures.

FDIC assessment rates

Since RJ Bank provides deposits covered by FDIC insurance, generally up to $250,000 per account ownership type, RJ Bank is subject to the Federal Deposit Insurance Act. For banks with greater than $10 billion in assets, the FDIC’s current assessment rate calculation relies on a scorecard designed to measure financial performance and ability to withstand stress, in addition to measuring the FDIC’s exposure should the bank fail.

CFPB oversight

The CFPB has supervisory and enforcement powers under several consumer protection laws, including the: (i) Equal Credit Opportunity Act; (ii) Truth in Lending Act; (iii) Real Estate Settlement Procedures Act; (iv) Fair Credit Reporting Act; (v) Fair Debt Collection Act; (vi) Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and (vii) unfair, deceptive or abusive acts or practices under section 1031 of the Dodd-Frank Act. Since the beginning of fiscal year 2014, the CFPB has had supervisory authority over RJ Bank for its compliance with the various federal consumer protection laws. The CFPB also has authority to promulgate regulations, issue orders, draft policy statements, conduct examinations, and bring enforcement actions. The creation of the CFPB has led to enhanced enforcement of consumer protection laws. To the extent that, as a result of such heightened scrutiny and oversight, we become the subject of any enforcement activity, we may be required to pay fines, incur penalties, or engage in certain remediation efforts.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

to institutions with assets of $100 billion or more to address financial stability risks or safety and soundness concerns. On July 6, 2018, the Fed, the OCC and the FDIC issued a joint interagency statement regarding the impact of the EGRRCPA. As a result of this statement and the EGRRCPA, RJF and RJ Bank are no longer subject to Dodd-Frank Act stress testing requirements.

The Volcker Rule

RJF is subject to the Volcker Rule, a provision of the Dodd-Frank Act, which generally prohibits, subject to exceptions, insured depository institutions, bank holding companies and their affiliates (together, “banking entities”) from engaging in proprietary trading and limits investments in and relationships with hedge funds and private equity funds (“covered funds”). Banking entities must establish a Volcker Rule-specific compliance program. We have adopted a program, which is designed to be effective in ensuring compliance with the Volcker Rule; however, in connection with their examinations, regulators will assess the sufficiency and adequacy of our program.

We maintain a number of private equity investments, some of which meet the definition of covered funds under the Volcker Rule. The conformance period for compliance with the rule with respect to investments in covered funds was July 2017; however, banking entities were able to apply for an extension to provide up to an additional five years to conform investments in certain illiquid funds. The majority of our covered fund investments meet the criteria to be considered an illiquid fund under the Volcker Rule and we received approval from the Fed to continue to hold such investments until July 2022. The extension of the conformance deadline provides us with additional time to realize the value of these investments in due course and to execute appropriate strategies to comply with the Volcker Rule at such time. However, our current focus is on the divestiture of our existing portfolio.

On June 5, 2018, the five federal regulatory agencies having oversight over the Volcker Rule announced publication of proposed amendments to the rule. The notice of proposed rulemaking contains certain revisions to the Volcker Rule’s covered fund restrictions. RJF is evaluating the proposal to determine the impact such proposal will have, if any, if it becomes effective.

Basel III and U.S. Capital Rules

Both RJF and RJ Bank are subject to capital requirements that have increased due to regulatory actions in recent years. In July 2013, the OCC, the Fed and the FDIC released final U.S. rules implementing the Basel III capital framework developed by the Basel Committee on Banking Supervision and certain Dodd-Frank Act and other capital provisions and updated the prompt corrective action framework to reflect the new regulatory capital minimums (the “U.S. Basel III Rules”). The U.S. Basel III Rules: (i) increase the quantity and quality of regulatory capital; (ii) establish a capital conservation buffer; and (iii) make changes to the calculation of risk-weighted assets. The U.S. Basel III Rules became effective for RJF on January 1, 2015, subject to applicable phase-in periods. The rules governing the capital conservation buffer became effective for both RJF and RJ Bank as of January 1, 2016, subject to applicable phase-in periods. See Note 21 of the Notes to the Consolidated Financial Statements of this Form 10-K for information regarding RJF and RJ Bank regulatory capital levels and ratios, including information regarding the capital conservation buffer. The increased capital requirements could restrict our abilities to grow during favorable market conditions and to return capital to shareholders, or require us to raise additional capital. As a result, our business, results of operations, financial condition and prospects could be adversely affected. See Item 1A “Risk Factors” within this report for more information.

Failure to meet minimum capital requirements can trigger discretionary, and in certain cases, mandatory actions by regulators that could have a direct material effect on the financial results of RJF and RJ Bank. Under capital adequacy guidelines, RJF and RJ Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification for RJF and RJ Bank are also subject to the qualitative judgments of U.S. regulators based on components of capital, risk-weightings of assets, off-balance sheet transactions, and other factors. Quantitative measures established by federal banking regulations to ensure capital adequacy require that RJF and RJ Bank maintain minimum amounts and ratios of: (i) Common Equity Tier 1 (or “CET1”), Tier 1 and Total capital to risk-weighted assets; (ii) Tier 1 capital to average assets; and (iii) capital conservation buffers. See Note 21 of the Notes to the Consolidated Financial Statements of this Form 10-K for further information.

Fiduciary duty standard

In April 2016, the U.S. Department of Labor (the “DOL”) issued a final regulation (the “DOL Rule”) expanding the definition of who is deemed an “investment advice fiduciary” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), as a result of giving investment advice to a “plan,” “plan participant” or “beneficiary,” as well as under the Internal Revenue Code for individual retirement arrangements (“IRAs”) and non-ERISA plans (collectively, “qualified plans”). However, in June 2018, the U.S. Court of Appeals for the Fifth Circuit vacated the DOL Rule, and thus it is no longer in effect.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Separately, pursuant to the Dodd-Frank Act, the Securities and Exchange Commission (“SEC”) was charged with considering whether broker-dealers should be subject to a standard of care similar to the fiduciary standard applicable to registered investment advisors. In April 2018, the SEC proposed Regulation Best Interest. The proposed Regulation Best Interest would, among other things, require a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities to such customer. We anticipate the adoption of any new rule by the SEC will require us to review and possibly modify our compliance activities, which may lead to additional costs. In addition, state laws that impose a fiduciary duty also may require monitoring, as well as require that we undertake additional compliance measures.

Holding company support

Under the Dodd-Frank Act, the Fed must require that bank holding companies, such as RJF, serve as a source of financial strength for any subsidiary depository institution. The term “source of financial strength” is defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress at such subsidiaries. Under this requirement, RJF in the future could be required to provide financial assistance to RJ Bank should it experience financial distress.

Incentive-based compensation arrangements

Pursuant to the Dodd-Frank Act, six federal agencies are charged with jointly prescribing regulations or guidelines related to the prohibition of incentive-based compensation arrangements that encourage inappropriate risks at certain financial institutions. The agencies released a proposed rule in 2016 that, if implemented, would prohibit certain forms of incentive-based compensation arrangements for financial institutions with greater than $1 billion in total assets (the “Incentive-Based Compensation Proposal”). No final rule has been issued to date.

Other regulations applicable to our operations

The SEC is the federal agency charged with administration of the federal securities laws in the U.S. Our broker-dealer subsidiaries are subject to SEC regulations relating to their business operations, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping, privacy requirements, and the conduct of directors, officers and employees. Financial services firms are also subject to regulation by state securities commissions in those states in which they conduct business. RJ&A and Raymond James Financial Services, Inc. (“RJFS”) are currently registered as broker-dealers in all 50 states.

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

Financial services firms are subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. Outside of the U.S., we have additional offices primarily in Canada and Europe and are subject to regulations in those areas. Much of the regulation of broker-dealers in the U.S. and Canada, however, has been delegated to self-regulatory organizations (“SROs”) (i.e., the Financial Industry Regulatory Authority (“FINRA”), the Investment Industry Regulatory Organization of Canada (“IIROC”) and securities exchanges). These SROs adopt and amend rules for regulating the industry, subject to the approval of government agencies. These SROs also conduct periodic examinations of member broker-dealers.

The SEC, SROs and state securities regulators may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and may adversely impact the reputation of a broker-dealer.

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

Our investment advisory operations, including the mutual funds that we sponsor, are also subject to extensive regulation in the U.S. Our U.S. asset managers are registered as investment advisers with the SEC under the Investment Advisers Act of 1940 as amended (the “Investment Advisers Act”), and are also required to make notice filings in certain states. Virtually all aspects of our asset

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the asset management clients.

RJ Bank is also subject to the Community Reinvestment Act (the “CRA”). The CRA is intended to encourage banks to help meet the credit needs of their communities, including low and moderate income neighborhoods, consistent with safe and sound bank operations. Under the CRA, the Fed, the FDIC and the OCC are required to periodically examine and assign to each bank a public CRA rating. Members of the public may submit comments on a bank’s performance under the CRA and such comments will form part of the bank’s performance evaluation. The results of the evaluation, together with the bank’s CRA rating, are also taken into consideration when evaluating mergers, acquisitions, and applications to open a branch or facility. RJ Bank could face additional requirements and limitations should it fail to adequately meet the criteria stipulated under the CRA. In August 2018, the OCC requested comment on ways to modernize its regulations that implement the CRA, which could affect how the CRA is applied to RJ Bank, but no proposed regulations have been issued at this time.

U.S. federal law establishes minimum federal standards for financial privacy by, among other provisions, requiring financial institutions to adopt and disclose privacy policies with respect to consumer information and setting forth certain limitations on disclosure to third parties of consumer information. U.S. state law and regulations adopted under U.S. federal law impose obligations on RJF and its subsidiaries for protecting the security, confidentiality and integrity of client information, and require notice of data breaches to certain U.S. regulators, and in some cases, to clients. The General Data Protection Regulation (“GDPR”) imposes additional requirements for companies that collect or store personal data of European Union residents. GDPR expands the scope of the EU data protection law to all foreign companies processing personal data of EU residents, imposes a strict data protection compliance regime, and includes new rights. RJF has adopted and disseminated privacy policies, and communicates required information relating to financial privacy and data security, in accordance with applicable law.

Raymond James Limited (“RJ Ltd.”) is currently registered in all provinces and territories in Canada. The financial services industry in Canada is subject to comprehensive regulation under both federal and provincial laws. Securities commissions have been established in all provinces and territorial jurisdictions, which are charged with the administration of securities laws. Investment dealers in Canada are also subject to regulation by SROs, including the Montreal Exchange and IIROC, which are responsible for the enforcement of, and conformity with, securities legislation for their members and have been granted the powers to prescribe their own rules of conduct and financial requirements of members. RJ Ltd. is regulated by each of the securities commissions in the jurisdictions of registration, as well as by the SROs including IIROC. IIROC requires that RJ Ltd. be a member of the Canadian Investors Protection Fund (the “CIPF”), whose primary role is investor protection. The CIPF provides protection for securities and cash held in client accounts up to 1 million Canadian dollars (“CAD”) per client, with separate coverage of CAD 1 million for certain types of accounts. See Note 21 of the Notes to Consolidated Financial Statements of this Form 10-K for further information on SEC, FINRA and IIROC regulations pertaining to broker-dealer regulatory minimum net capital requirements.

In Europe, the Markets in Financial Instruments Regulation and a revision of the Markets in Financial Instruments Directive (together, “MiFID II”), generally took effect on January 3, 2018, and introduced comprehensive, new trading and market infrastructure reforms in the European Union, including new trading venues, enhancements to pre- and post-trading transparency, and additional investor protection requirements, among others. We have made changes to our European operations, including systems and controls, in order to be in compliance with MiFID II.

Central banks around the world, including the Fed, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for the London Interbank Offered Rate (“LIBOR”) based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. Although the full impact of a transition, including the potential or actual discontinuance of LIBOR publication, remains unclear, this change may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in our financial assets and liabilities. A transition away from LIBOR may also require extensive changes to the contracts that govern these LIBOR-based products, as well as our systems and processes.

Bank Secrecy Act and USA PATRIOT Act of 2001

The Bank Secrecy Act and the USA PATRIOT Act of 2001 (“Patriot Act”) and requirements administered by the Financial Crimes Enforcement Network (“FinCEN”) require financial institutions, among other things, to implement a risk-based program reasonably designed to prevent money laundering and to combat the financing of terrorism, including through suspicious activity and currency transaction reporting, compliance, record-keeping and initial and on-going due diligence on customers. The Patriot Act also contains financial transparency laws and enhanced information collection tools and enforcement mechanisms for the U.S. government, including: due diligence and record-keeping requirements for private banking and correspondent accounts; standards for obtaining and verifying

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

customer identification at account opening; and rules to produce certain records upon request of a regulator or law enforcement and to promote cooperation among financial institutions, regulators, and law enforcement in identifying parties that may be involved in terrorism, money laundering and other crimes. In May 2016, FinCEN issued a new rule that, since May 2018, has required certain financial institutions, including our U.S. bank and broker-dealer subsidiaries, to obtain certain beneficial ownership information from legal entity clients. Failure to meet the requirements of the Bank Secrecy Act, the Patriot Act or FinCEN can lead to supervisory actions including fines.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the registrant (which includes officers of certain significant subsidiaries) are as follows:

Jennifer C. Ackart	54	Senior Vice President since August 2009 and Controller since February 1995

Bella Loykhter Allaire	65
Executive Vice President - Technology and Operations - Raymond James & Associates, Inc. since June 2011; Managing Director and Chief Information Officer - UBS Wealth Management Americas, November 2006 - January 2011

Paul D. Allison	62	Chairman, President and CEO - Raymond James Ltd. since January 2009; Co-President and Co-CEO - Raymond James Ltd., August 2008 - January 2009

James E. Bunn	45
Co-President - Global Equities and Investment Banking - Raymond James & Associates, Inc. since October 2017; Head of Investment Banking - Raymond James & Associates, Inc. since January 2014; Co-Head of Technology Services Investment Banking - Raymond James & Associates, Inc., May 2009 - December 2013

John C. Carson, Jr.	62
President since April 2012; President - Morgan Keegan & Company, LLC, formerly known as Morgan Keegan & Company, Inc., since July 2013; Chief Executive Officer and Executive Managing Director - Morgan Keegan & Company, Inc., March 2008 - July 2013

George Catanese	59	Chief Risk Officer since February 2006

Scott A. Curtis	56
President - Private Client Group since June 2018; President - Raymond James Financial Services, Inc. since January 2012; Senior Vice President - Private Client Group - Raymond James & Associates, Inc., July 2005 - December 2011

Jeffrey A. Dowdle	54
Chief Administrative Officer since August 2018 and President - Asset Management Group since May 2016; Executive Vice President - Asset Management Group, February 2014 - May 2016; President - Asset Management Services - Raymond James & Associates, Inc., January 2005 - February 2014; Senior Vice President - Raymond James & Associates, Inc., January 2005 - February 2014

Tashtego S. Elwyn	47
Chief Executive Officer and President - Raymond James & Associates, Inc. since June 2018; President - Private Client Group - Raymond James & Associates, Inc., January 2012 - June 2018; Regional Director - Raymond James & Associates, Inc., October 2006 - December 2011

Thomas A. James	76	Chairman Emeritus since February 2017; Executive Chairman, May 2010 - February 2017

Jeffrey P. Julien	62	Executive Vice President - Finance since August 2009 and Chief Financial Officer since April 1987; Treasurer, February 2011 - February 2018

Jodi L. Perry	47
President - Independent Contractor Division - Raymond James Financial Services, Inc. since June 2018; Senior Vice President, National Director - ICD - Raymond James Financial Services, Inc., May 2018 - June 2018; Senior Vice President, ICD Regional Director - Raymond James Financial Services, Inc., June 2012 - May 2018

Steven M. Raney	53	President and CEO - Raymond James Bank, N.A. since January 2006

Paul C. Reilly	64	Chairman since February 2017 and Chief Executive Officer since May 2010; Director since January 2006; President, May 2009 - April 2010

Jonathan N. Santelli	47
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

Jeffrey E. Trocin	59
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

ADDITIONAL INFORMATION

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

Factors affecting “forward-looking statements”

Certain statements made in this Annual Report on Form 10-K may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), industry or market conditions, demand for and pricing of our products, acquisitions and divestitures, anticipated results of litigation, changes in tax rules and our effective tax rate, regulatory developments, effects of accounting pronouncements, and general economic conditions.  In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions.  Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements.  We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in Item 1A “Risk Factors” in this report. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events or otherwise.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, liquidity and the trading price of our common stock. The list of risk factors provided in the following sections is not exhaustive; there may be factors not discussed in the following sections or in this Form 10-K that adversely impact our results of operations, harm our reputation or inhibit our ability to generate new business prospects.

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

We are engaged in various financial services businesses. As such, we are affected by domestic and international macroeconomic and political conditions, including economic output levels, interest and inflation rates, employment levels, prices of commodities, consumer confidence levels, and fiscal and monetary policy. For example, Fed policies determine, in large part, the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies also can decrease materially the value of certain of our financial assets, most notably debt securities. Changes in Fed policies are beyond our control and, consequently, the impact of these changes on our activities and results of our operations are difficult to predict. Macroeconomic conditions also may directly and indirectly impact a number of factors in the global financial markets that may be detrimental to our operating results, including trading levels, investing, and origination activity in the securities markets, security valuations, the absolute and relative level and volatility of interest and currency rates, real estate values, the actual and perceived quality of issuers and borrowers, and the supply of and demand for loans and deposits.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

While we have recently experienced an operating environment that has been favorable for many of our businesses, at times over the last several years we have experienced operating cycles during weak and uncertain U.S. and global economic conditions. If we were to experience a period of sustained downturns in the securities markets, a return to very low levels of short-term interest rates, credit market dislocations, reductions in the value of real estate, an increase in mortgage and other loan delinquencies, and other negative market factors, our revenues could be significantly impaired. Periods of reduced revenue and other losses could lead to reduced profitability because certain of our expenses, including, but not limited to, our interest expense on debt, rent, facilities and salary expenses are fixed and our ability to reduce them over short time periods is limited.

U.S. markets may also be impacted by political and civil unrest occurring in other parts of the world. Concerns about the European Union (“EU”), including Britain’s notice to the European Council of its decision to exit the EU (“Brexit”) and the stability of the EU’s sovereign debt, have caused uncertainty and disruption for financial markets globally. Continued uncertainties loom over the outcome of the EU’s financial support programs. It is possible that other EU member states may experience financial troubles in the future, or may choose to follow Britain’s lead and leave the EU. Any negative impact on economic conditions and global markets from these developments could adversely affect our business, financial condition and liquidity.

We may be impacted by budget pressures affecting U.S. state and local governments, as well as negative trends in the housing and labor markets. Investor concerns regarding these trends could potentially reduce the number and size of transactions in which we participate and, in turn, reduce our fixed income investment banking revenues. In addition, such factors could potentially have an adverse effect on the value of the municipal securities we hold in our trading securities portfolio.

RJ Bank is affected primarily by economic conditions in North America. Market conditions in the U.S. and Canada can be assessed through the following metrics: the level and volatility of interest rates; unemployment and under-employment rates; real estate prices; consumer confidence levels and changes in consumer spending; and the number of personal bankruptcies, among others. Deterioration of market conditions can diminish loan demand, lead to an increase in mortgage and other loan delinquencies, affect loan repayment performance and result in higher reserves and net charge-offs, which can adversely affect our earnings.

Lack of liquidity or access to capital could impair our business and financial condition.

We must maintain appropriate liquidity levels. Our inability to maintain adequate liquidity and readily available access to the credit and capital markets could have a significant negative effect on our financial condition. If liquidity from our brokerage or banking operations is inadequate or unavailable, we may be required to scale back or curtail our operations, including limiting our efforts to recruit additional financial advisors, selling assets at unfavorable prices, and cutting or eliminating dividend payments. Our liquidity could be negatively affected by the inability of our subsidiaries to generate cash in the form of dividends from earnings, regulatory changes to the liquidity or capital requirements applicable to our subsidiaries that may prevent us from upstreaming cash to the parent company, limited or no accessibility to credit markets for secured and unsecured borrowings by our subsidiaries, diminished access to the capital markets for RJF, and other commitments or restrictions on capital as a result of adverse legal settlements, judgments, or regulatory sanctions. Furthermore, as a bank holding company, we may become subject to prohibitions or limitations on our ability to pay dividends and/or repurchase our stock. Certain of our regulators have the authority, and under certain circumstances, the duty, to prohibit or to limit dividend payments by regulated subsidiaries to their parent.

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

We are exposed to credit risk.

We are generally exposed to the risk that third parties that owe us money, securities or other assets will fail to meet their performance obligations due to numerous causes, including bankruptcy, lack of liquidity, or operational failure, among others. We actively buy and sell securities from and to clients and counterparties in the normal course of our broker-dealers’ market-making and underwriting businesses, which exposes us to credit risk. Although generally collateralized by the underlying security to the transaction, we still face risk associated with changes in the market value of collateral through settlement date. We also hold certain securities, loans and derivatives as part of our trading inventory. Deterioration in the actual or perceived credit quality of the underlying issuers of securities or loans, or the non-performance of issuers and counterparties to certain derivative contracts could result in trading losses.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

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

We are exposed to market risk.

We are, directly and indirectly, affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. For example, interest rate changes could adversely affect our net interest spread, the difference between the yield we earn on our assets and the interest rate we pay for deposits and other sources of funding, which in turn impacts our net interest income and earnings. Interest rate changes could affect the interest earned on assets differently than interest paid on liabilities. In our brokerage operations, a rising interest rate environment generally results in our earning a larger net interest spread and an increase in fees received on our multi-bank deposit sweep program. Conversely, in those operations, a falling interest rate environment generally results in our earning a smaller net interest spread. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

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

We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we have underwritten at the anticipated price levels. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings in which we are involved. As a market maker, we may own positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified. In addition, despite risk mitigation policies, we may incur losses as a result of positions we hold in connection with our market-making or underwriting activities.

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

Our operations rely heavily on the secure processing, storage and transmission of sensitive and confidential financial, personal and other information in our computer systems and networks. There have been several highly publicized cases involving financial services companies reporting the unauthorized disclosure of client or other confidential information in recent years, as well as cyber-attacks involving the theft, dissemination and destruction of corporate information or other assets, in some cases as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties. Like other financial services firms, we are regularly the target of attempted cyber-attacks, including unauthorized access, mishandling or misuse of information, computer viruses or malware, denial-of-service attacks, phishing or other forms of social engineering, and other events, and we seek to continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. Cyber-attacks can

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

originate from a variety of sources, including third parties affiliated with foreign governments, organized crime or terrorist organizations. Third parties may also attempt to place individuals within our firm or induce employees, clients or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Although cybersecurity incidents among financial services firms are on the rise, we have not experienced any material losses relating to cyber-attacks or other information security breaches. However, the techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. Although we seek to maintain a robust suite of authentication and layered information security controls, including our cyber threat analytics, data encryption and tokenization technologies, anti-malware defenses and vulnerability management program, any one or combination of these controls could fail to detect, mitigate or remediate these risks in a timely manner. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code, and other events that could result in significant liability and damage to our reputation, and have an ongoing impact on the security and stability of our operations.

We also rely on numerous third-party service providers to conduct other aspects of our business operations, and we face similar risks relating to them. While we regularly conduct security assessments on these third-party vendors, we cannot be certain that their information security protocols are sufficient to withstand a cyber-attack or other security breach. In addition, in order to access our products and services, our customers may use computers and other devices that are beyond our security control systems.

Notwithstanding the precautions we take, if a cyber-attack or other information security breach were to occur, this could jeopardize the information we confidentially maintain, or otherwise cause interruptions in our operations or those of our clients and counterparties, exposing us to liability. As attempted attacks continue to evolve in scope and sophistication, we may be required to expend substantial additional resources to modify or enhance our protective measures, to investigate and remediate vulnerabilities or other exposures or to communicate about cyber-attacks to our customers. Though we have insurance against some cyber-risks and attacks, we may be subject to litigation and financial losses that exceed our policy limits or are not covered under any of our current insurance policies. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. Additionally, the SEC issued guidance in February 2018 stating that, as a public company, we are expected to have controls and procedures that relate to cybersecurity disclosure, and are required to disclose information relating to certain cyber-attacks or other information security breaches in disclosures required to be made under the federal securities laws. Further, successful cyber-attacks at other large financial institutions or other market participants, whether or not we are affected, could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the financial system in general, which could result in reduced use of our financial products and services.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

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

Our continued success depends, in part, upon our ability to: (i) successfully maintain and upgrade the capability of our technology systems; (ii) address the needs of our clients by using technology to provide products and services that satisfy their demands; and (iii) retain skilled information technology employees. Failure of our technology systems, which could result from events beyond our control, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients, violations of applicable privacy and other applicable laws and regulatory sanctions. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management” of this report for additional information regarding our exposure to and approaches for managing these types of operational risks.

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

For more information on how we monitor and manage market and certain other risks, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management” in this report.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

We continue to experience pricing pressures in areas of our business which may impair our future revenue and profitability.

We continue to experience pricing pressures on trading margins and commissions in fixed income and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to price competition and decreased trading margins. In the equity market, we experience pricing pressure from institutional clients to reduce commissions, partially due to the industry trend toward unbundling fees related to research and execution. Our trading margins have been further compressed by the use of electronic and direct market access trading, which has created additional competitive pressure. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins.

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

Moreover, companies in our industry whose employees accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices. We have been subject to several such claims and may be subject to additional claims in the future as we seek to hire qualified personnel, some of whom may work for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending against these claims, regardless of their merits. Such claims could also discourage potential employees who work for our competitors from joining us. Certain large broker-dealer competitors have withdrawn from the Protocol for Broker Recruiting (“Protocol”), a voluntary agreement among over 1,700 firms that governs, among other things, the client information that financial advisors may take with them when they affiliate with a new firm. The ability to bring such customer

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

data to a new broker-dealer generally means that the financial advisor is better able to move client account balances to his or her new firm.  It is possible that other competitors will similarly withdraw from the Protocol. If the broker-dealers from whom we recruit new financial advisors prevent, or significantly limit, the transfer of client data, our recruiting efforts may be adversely affected and we could experience a higher number of claims against us relating to our recruiting efforts.

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

We may not be able to obtain additional outside financing to fund our operations on favorable terms, or at all. The impact of a credit rating downgrade to a level below investment grade would result in our breaching provisions in certain of our derivative instruments, and may result in a request for immediate payment and/or ongoing overnight collateralization on our derivative instruments in liability positions. A credit rating downgrade would also result in RJF incurring a higher commitment fee on any unused balance on its $300 million revolving credit facility (the “RJF Credit Facility”), in addition to triggering a higher interest rate applicable to any borrowings outstanding on the line as of and subsequent to such downgrade (see Note 14 of the Notes to Consolidated Financial Statements of this Form 10-K for information on the RJF Credit Facility).

Business growth could increase costs and regulatory and integration risks.

We continue to grow, including through acquisitions and through our recruiting efforts. Integrating acquired businesses, providing a platform for new businesses and partnering with other firms involve risks and present financial, managerial and operational challenges. We may incur significant expense in connection with expanding our existing businesses, recruiting financial advisors, or making strategic acquisitions or investments. Our overall profitability would be negatively affected if investments and expenses associated with such growth are not matched or exceeded by the revenues derived from such investments or growth.

Expansion may also create a need for additional compliance, documentation, risk management and internal control procedures, and often involves hiring additional personnel to address these procedures. To the extent such procedures are not adequate or not adhered to with respect to our expanded business or any new business, we could be exposed to a material loss or regulatory sanction.

Moreover, to the extent we pursue acquisitions we may be unable to complete such acquisitions on acceptable terms. We may be unable to integrate any acquired business into our existing business successfully. Difficulties we may encounter in integrating an acquired business could have an adverse effect on our business, financial condition, and results of operations. In addition, we may need to raise capital or borrow funds in order to finance an acquisition, which could result in dilution or increased leverage. We may not be able to obtain financing on favorable terms or perhaps at all.

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

Many aspects of our business involve substantial risks of liability. We have been named as a defendant or co-defendant in lawsuits and arbitrations involving primarily claims for damages. The risks associated with potential litigation often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. Unauthorized

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

or illegal acts of our associates could result in substantial liability. Our PCG business segment has historically been more susceptible to litigation than our institutional businesses.

In challenging market conditions, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions has historically increased. Litigation risks include potential liability under securities laws or other laws for: alleged materially false or misleading statements made in connection with securities offerings and other transactions; issues related to the suitability of our investment recommendations; the inability to sell or redeem securities in a timely manner during adverse market conditions; contractual issues; employment claims; and potential liability for other advice we provide to participants in strategic transactions. Substantial legal liability could have a material adverse financial impact or cause us significant reputational harm, which in turn could seriously harm our business and future business prospects. In addition to the foregoing financial costs and risks associated with potential liability, the costs of defending individual litigation and claims continue to increase over time. The amount of outside attorneys’ fees incurred in connection with the defense of litigation and claims could be substantial and might materially and adversely affect our results of operations.

See Item 3 “Legal Proceedings” of this report for a discussion of our legal matters and see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management” of this report for a discussion regarding our approach to managing legal risk.

A significant decline in our domestic client cash balances could negatively impact our net revenues and/or our ability to fund RJ Bank’s growth.

We rely heavily on bank deposits as a low-cost source of funding for RJ Bank to extend loans to clients and purchase investment securities. Our bank deposits are primarily driven by our multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into FDIC-insured interest-bearing accounts at RJ Bank and various third-party banks. A significant reduction in our domestic clients’ cash balances, a change in the allocation of that cash between RJ Bank and third-party banks, or a transfer of cash away from RJF, could impact our net revenues and our ability to fund RJ Bank’s growth.

The preparation of the consolidated financial statements requires the use of estimates that may vary from actual results and new accounting standards could adversely affect future reported results.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions may require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. One of our most critical estimates is RJ Bank’s allowance for loan losses. At any given point in time, conditions in real estate and credit markets may increase the complexity and uncertainty involved in estimating the losses inherent in RJ Bank’s loan portfolio. If management’s underlying assumptions and judgments prove to be inaccurate, the allowance for loan losses could be insufficient to cover actual losses. Our financial condition, including our liquidity and capital, and results of operations could be materially and adversely impacted. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this report for additional information on the nature of these estimates.

Our financial instruments, including certain trading assets and liabilities, available-for-sale securities, certain loans, and private equity investments, among other items, require management to make a determination of their fair value in order to prepare our consolidated financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means, which ultimately rely to some degree on our subjective judgment. Some of these instruments and other assets and liabilities may have no directly observable inputs, making their valuation particularly subjective and, consequently, based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain securities may make it more difficult to value certain items, which may lead to the possibility that such valuations will be subject to further change or adjustment, as well as declines in our earnings in subsequent periods.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. The Financial Accounting Standards Board (the “FASB”) and the SEC have at times revised the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. For further discussion of some of our significant accounting policies and standards, see Item 7 “Management’s

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting estimates” of this report, and Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K.

The FASB has issued several new accounting standards, including on the topics of credit losses and leases and the Federal banking regulators have released implementation guidance and proposed implementation rules for some of these new standards. In particular, the new credit losses standard will replace multiple existing impairment models, including the replacement of the “incurred loss” model for loans with an “expected loss” model. We are evaluating the potential impact that the adoption of these standards and the proposed regulatory implementation rules will have on our financial position, results of operations as well as our regulatory capital. See Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K for further information.

Our operations could be adversely affected by serious weather conditions.

Certain of our principal operations are located in St. Petersburg, Florida. While we have a business continuity plan that permits significant operations to be conducted out of our Southfield, Michigan and Memphis, Tennessee locations and our information systems processing to be conducted out of our information technology data center in the Denver, Colorado area, our operations could be adversely affected by hurricanes or other serious weather conditions that could affect the processing of transactions, communications, and the ability of our associates to get to our offices, or work from home. As previously discussed, weather events could also adversely impact certain loans within RJ Bank’s portfolio. Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management” of this Form 10-K for a discussion of our operational risk management.

We are exposed to risks from international markets.

We do business in other parts of the world and as a result, are exposed to risks, including economic, market, litigation and regulatory risks. Our businesses and revenues derived from non-U.S. operations are subject to risk of loss from currency fluctuations, social or political instability, less established regulatory regimes, changes in governmental or central bank policies, downgrades in the credit ratings of sovereign countries, expropriation, nationalization, confiscation of assets and unfavorable legislative, economic and political developments. Action or inaction in any of these operations, including failure to follow proper practices with respect to regulatory compliance and/or corporate governance, could harm our operations and our reputation. We also invest or trade in the securities of corporations located in non-U.S. jurisdictions. Revenues from trading non-U.S. securities also may be subject to negative fluctuations as a result of the above-mentioned factors.

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

Financial services firms over the last several years have been operating in an onerous regulatory environment. The industry has experienced increased scrutiny from various regulators, including the SEC, the Fed, the OCC and the CFPB, in addition to stock exchanges, FINRA and state attorneys general. Penalties and fines imposed by regulatory authorities have increased substantially in recent years. We may be adversely affected by changes in the interpretation or enforcement of existing laws, rules and regulations.

The Dodd-Frank Act enacted sweeping changes and an unprecedented increase in the supervision and regulation of the financial services industry (see Item 1 “Regulation,” of this report for a discussion of such changes). The ultimate impact that the Dodd-Frank Act and implementing regulations, as further modified by the EGRRCPA and other financial services legislation, will have on us and the financial

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

services industry more broadly cannot be quantified until all of the implementing regulations called for under the legislation have been finalized and fully implemented. Nevertheless, it is apparent that these legislative and regulatory changes could affect our revenue, limit our ability to pursue business opportunities, impact the value of our assets, require us to alter at least some of our business practices, impose additional compliance costs, and otherwise adversely affect our businesses.

The Dodd-Frank Act impacts the manner in which we market our products and services, manage our business and operations, and interact with regulators, all of which could materially impact our results of operations, financial condition and liquidity. Certain provisions of the Dodd-Frank Act that have impacted or may impact our businesses include: the establishment of a uniform fiduciary standard or a best interest standard for broker-dealers; regulatory oversight of incentive compensation; the imposition of increased capital requirements on financial holding companies; prohibition of proprietary trading; restrictions on investments in covered funds; and, to a lesser extent, greater oversight over derivatives trading. There is also increased regulatory scrutiny (and related compliance costs) as we continue to grow and surpass certain consolidated asset thresholds established under the Dodd-Frank Act, which have the effect of imposing enhanced standards and requirements on larger institutions. These include, but are not limited to, RJ Bank’s oversight by the CFPB. The CFPB has had an active enforcement agenda and any action taken by the CFPB could result in requirements to alter or cease offering affected products and services, make such products and services less attractive, impose additional compliance measures, or result in fines, penalties or required remediation. To the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. We are also required to comply with the Volcker Rule’s provisions. Although we have not historically engaged in significant levels of proprietary trading, due to our underwriting and market-making activities and our investments in covered funds, we have experienced and expect to continue to experience increased operational and compliance costs and changes to our private equity investments. Any changes to regulations or changes to the supervisory approach may also result in increased compliance costs to the extent we are required to modify our existing compliance policies, procedures and practices.

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

Regulatory actions brought against us may result in judgments, settlements, fines, penalties or other results, any of which could have a material adverse effect on our business, financial condition or results of operations. There is no assurance that regulators will be satisfied with the policies and procedures implemented by RJF and its subsidiaries. In addition, from time to time, RJF and its subsidiaries may become subject to additional findings with respect to supervisory, compliance or other regulatory deficiencies, which could subject us to additional liability, including penalties, and restrictions on our business activities. Among other things, these restrictions could limit our ability to make investments, complete acquisitions, expand into new business lines, pay dividends and/or engage in share repurchases. See Item 1 “Regulation” of this report for additional information regarding our regulatory environment and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management” of this report regarding our approaches to managing regulatory risk.

Changes in requirements relating to the standard of conduct for broker-dealers applicable under state law may adversely affect our businesses.

In April 2016, the DOL issued its final rule defining the term “fiduciary” and related exemptions in the context of ERISA and retirement accounts. On June 21, 2018, the U.S. Court of Appeals for the Fifth Circuit Court issued an order vacating the DOL Rule and related exemptions. We dedicated significant resources to interpret and implement policies to comply with the DOL Rule and continue to evaluate the solutions available to retirement accounts, with additional changes possible. While the overall impact of the recently vacated DOL Rule may have ultimately been adverse to our financial condition, results of operations and liquidity, we may benefit from the changes to systems, processes, and offerings completed for the DOL Rule in complying with forthcoming regulatory initiatives.

In April 2018, the SEC proposed Regulation Best Interest, which would require a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities to such customer.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

We anticipate that if a rule imposing heightened standards on broker-dealers is adopted by the SEC or fiduciary rules are adopted at the state level, we will be required to incur costs in order to review and possibly modify the compliance plan and approach that we had previously implemented for the now-vacated DOL Rule. Implementation of any rules addressing similar matters may negatively impact our results including the impact of increased costs related to compliance, legal and information technology.

Numerous regulatory changes and enhanced regulatory and enforcement activity relating to the asset management business may increase our compliance and legal costs and otherwise adversely affect our business.

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

Asset management businesses have experienced a number of highly publicized regulatory inquiries, which have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisors and broker-dealers. As some of our wholly owned subsidiaries are registered as investment advisors with the SEC, increased regulatory scrutiny and rulemaking initiatives may result in additional operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. It is not possible to determine the extent of the impact of any new laws, regulations or initiatives that have been or may be proposed, or whether any of the proposals will become law. Conformance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business, including our product and service offerings.

In addition, U.S. and foreign governments have taken regulatory actions impacting the investment management industry, and may continue to do so including expanding current (or enacting new) standards, requirements and rules that may be applicable to us and our subsidiaries. For example, several states and municipalities in the U.S. have adopted “pay-to-play” rules, which could limit our ability to charge advisory fees. Such “pay-to-play” rules could affect the profitability of that portion of our business.

The use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, is periodically reexamined and may be limited or modified in the future. A substantial portion of the research relied on by our investment management business in the investment decision-making process is generated internally by our investment analysts and external research, including external research paid for with soft dollars. This external research is generally used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. If the use of soft dollars is limited, we may have to bear some of these additional costs.

New regulations regarding the management of hedge funds and the use of certain investment products, including additional recordkeeping and disclosure requirements, may impact our asset management business and result in increased costs.

Failure to comply with regulatory capital requirements primarily applicable to RJF, RJ Bank or our broker-dealer subsidiaries would significantly harm our business.

RJF and RJ Bank are subject to various regulatory and capital requirements administered by various federal regulators in the U.S. and, accordingly, must meet specific capital guidelines that involve quantitative measures of RJF and RJ Bank’s assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. The capital amounts and classification for both RJF and RJ Bank are also subject to qualitative judgments by U.S. federal regulators based on components of our capital, risk-weightings of assets, off-balance sheet transactions, and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJF and RJ Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets, Tier 1 capital to average assets and capital conservation buffers (as defined in the regulations). Failure to meet minimum capital requirements can trigger certain mandatory (and potentially additional discretionary) actions by regulators that, if undertaken, could harm either RJF or RJ Bank’s operations and financial condition.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

broker-dealer subsidiary is subject to similar limitations under applicable regulation in that jurisdiction by IIROC. Regulatory capital requirements applicable to some of our significant subsidiaries may impede access to funds that RJF needs to make payments on any such obligations.

See Note 21 of the Notes to Consolidated Financial Statements of this Form 10-K for further information on regulations and capital requirements.

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

RJF is a financial holding company and therefore depends on dividends, distributions and other payments from its subsidiaries in order to meet its obligations, including its debt service obligations. RJF’s subsidiaries are subject to laws and regulations that restrict dividend payments or authorize regulatory bodies to prevent or reduce the flow of funds from those subsidiaries to RJF. RJF’s broker-dealers and bank subsidiary are limited in their ability to lend or transact with affiliates and are subject to minimum regulatory capital and other requirements, as well as limitations on their ability to use funds deposited with them in broker or bank accounts to fund their businesses. These requirements may hinder RJF’s ability to access funds from its subsidiaries. RJF may also become subject to a prohibition or limitations on its ability to pay dividends or repurchase its common stock. The federal banking regulators, including the OCC, the Fed and the FDIC, as well as the SEC (through FINRA) have the authority and under certain circumstances, the obligation, to limit or prohibit dividend payments and stock repurchases by the banking organizations they supervise, including RJF and its bank subsidiaries. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this report for additional information on liquidity and how we manage our liquidity risk.

RJ Bank is subject to the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other U.S. federal fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies, including the CFPB, are responsible for enforcing these laws and regulations. An unfavorable CRA rating or a successful challenge to an institution’s performance under the fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil monetary penalties, injunctive relief, and the imposition of restrictions on mergers, acquisitions and expansion activity. Private parties may also have the ability to challenge a financial institution’s performance under fair lending laws by bringing private class action litigation.

The OCC has requested comment on ways to modernize the regulations that implement the CRA for national banks, such as RJ Bank. Any revisions to the regulations that implement the CRA may negatively impact our business, including through increased costs related to compliance.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 2. PROPERTIES

We operate our business from our principal location in St. Petersburg, Florida, the Carillon Office Park, a 1.25 million square foot office park that we own. Additionally, we own approximately 65 acres of land located in Pasco County, Florida for future development and occupancy as needed. We conduct certain operations from our owned facility in Southfield, Michigan, comprising approximately 90,000 square feet, and operate a 40,000 square foot information technology data center on land we own in the Denver, Colorado area. Generally, our owned locations and principal leases, identified below, support all of our business segments.

We lease the premises we occupy in other U. S. and foreign locations, including employee-based branch office operations. Our leases contain various expiration dates through fiscal year 2031. Our principal leases are in the following locations:

•
We lease approximately 190,000 square feet in Memphis, Tennessee, along with approximately 150,000 square feet in New York and 70,000 square feet in Chicago, with other office and branch locations throughout the U.S;

•	We lease approximately 80,000 square feet in Vancouver and approximately 75,000 square feet in Toronto, along with other office and branch locations throughout Canada;

•	We lease approximately 24,000 square feet in London, along with other office locations in Germany and France.

We believe that the facilities owned or occupied by our company suit our needs. Leases for branch offices independent contractors are the responsibility of the respective independent contractor financial advisors.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

See Note 17 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding legal and regulatory matter contingencies, and refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting estimates” in the section “Loss provisions arising from legal and regulatory matters” of this report, and Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K for information on our criteria for establishing accruals.

Morgan Keegan litigation

Indemnification from Regions

Under the agreement with Regions Financial Corporation (“Regions”) governing our 2012 acquisition of Morgan Keegan & Company Inc., and MK Holding, Inc. and certain of its affiliates (collectively referred to as “Morgan Keegan”) (the “Stock Purchase Agreement”), Regions is obligated to indemnify us for losses we may incur in connection with any Morgan Keegan legal proceedings pending as of the closing date for that transaction (which was April 2, 2012), or commenced after the closing date but related to pre-closing matters that were received prior to April 2, 2015.

Morgan Keegan matter (subject to indemnification)

In July 2006, Morgan Keegan & Company, Inc., a Morgan Keegan affiliate, and one of its former analysts were named as defendants in a lawsuit filed by Fairfax Financial Holdings Limited and an affiliate (“Fairfax”) in the Superior Court of New Jersey, Law Division, in Morris County, New Jersey. Plaintiffs made claims under a civil RICO statute, for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Among other things, Plaintiffs alleged that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs in order to improperly drive down the stock price of Fairfax, so that others could profit from short positions. On September 4, 2018, Fairfax and Morgan Keegan & Company, Inc. entered into a settlement agreement requiring payment to Fairfax of $20 million in exchange for a full release of all claims relating in any way to the subject of this litigation and dismissal of the action with prejudice. Such payment was made by Regions in accordance with the indemnification provision of the Stock Purchase Agreement. Morgan Keegan & Company, Inc. denied any wrongdoing in connection with this matter.

Other litigation

On February 17, 2015, Jyll Brink (“Brink”) filed a putative class action complaint in the U.S. District Court for the Southern District of Florida (the “District Court”) under the caption Jyll Brink v. Raymond James & Associates, Inc. (the “Brink Complaint”). The Brink Complaint alleges that Brink, a former customer of RJ&A, was charged a fee in her Passport Investment Account, and that the fee included an unauthorized and undisclosed profit to RJ&A in violation of its customer agreement and applicable industry standards. The Passport Investment Account is a fee-based account in which clients pay asset-based advisory fees and certain processing fees for ongoing investment advice and monitoring of securities holdings. The Brink Complaint seeks, among other relief, damages in the amount of the difference between the actual cost of processing a trade, as alleged by Brink, and the fee charged by RJ&A. On May 9, 2016, RJ&A filed a motion to dismiss the Brink Complaint for lack of subject matter jurisdiction pursuant to the Securities Litigation Uniform Standards Act (“SLUSA”). On June 6, 2016, the District Court entered an order granting the motion and dismissing the Brink Complaint on SLUSA preclusion grounds. On June 24, 2016, Brink filed a notice of appeal of the order of dismissal with the United States Court of Appeals for the Eleventh Circuit (the “Appellate Court”). On June 8, 2018, the Appellate Court issued its opinion reversing the order of dismissal and remanding the case to the District Court for further proceedings consistent with the opinion. On October 19, 2018, the District Court certified a class of former and current customers of RJ&A who executed a Passport Agreement and were charged such fees during the period between February 17, 2010 and February 17, 2015. The matter is scheduled for trial commencing April 15, 2019. RJ&A believes the claims in the Brink Complaint are without merit and is vigorously defending the action.

On February 11, 2016, Caleb Wistar (“Wistar”) and Ernest Mayeaux (“Mayeaux”) filed a putative class action complaint in the District Court under the caption Caleb Wistar and Ernest Mayeaux v. Raymond James Financial Services, Inc. and Raymond James Financial Services Advisors, Inc. (as subsequently amended, the “Wistar Complaint”). Similar to the Brink Complaint, the Wistar Complaint alleges that Wistar and Mayeaux, former customers of RJFS and Raymond James Financial Services Advisors, Inc. (“RJFSA”), were charged a fee in RJFS and RJFSA’s Passport Investment Account and that the fee included an unauthorized and undisclosed profit to RJFS and RJFSA in violation of its customer agreement and applicable industry standards. The Wistar Complaint seeks, among other relief, damages in the amount of the difference between the actual cost of processing a trade, as alleged by Wistar and Mayeaux, and the fee charge by RJFS and RJFSA. On September 6, 2018, RJFS and RJFSA filed a motion to dismiss the Wistar Complaint, which motion is pending. The matter is scheduled for trial commencing September 16, 2019. RJFS and RJFSA believe the claims in the Wistar Complaint are without merit and are vigorously defending the action.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “RJF.” As of November 19, 2018, we had 348 holders of record of our common stock. Shares of our common stock are held by a substantially greater number of beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.

The following table sets forth for the periods indicated the high and low trades for our common stock.

	Fiscal year
	2018		2017
	High	Low	High	Low
First quarter	$91.29	$81.90	$74.70	$56.61
Second quarter	$99.26	$84.37	$81.92	$69.09
Third quarter	$102.17	$83.89	$82.59	$71.35
Fourth quarter	$97.62	$87.56	$85.97	$74.81

Cash dividends per share of common stock paid during the quarter are reflected in the following table. The dividends were declared during the quarter preceding their payment.

	Fiscal year
	2018	2017
First quarter	$0.22	$0.20
Second quarter	$0.25	$0.22
Third quarter	$0.25	$0.22
Fourth quarter	$0.30	$0.22

On August 22, 2018, our Board of Directors declared a quarterly cash dividend of $0.30 per share of common stock, which was paid on October 15, 2018.

See Note 21 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our intentions for paying cash dividends and the related capital restrictions.

Information related to our compensation plans under which equity securities are authorized for issuance is presented in Part III, Item 12 of this Form 10-K.

We did not have any sales of unregistered securities for the year ended September 30, 2018.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the twelve month period ended September 30, 2018.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in thousands) at each month-end, of securities that may yet be purchased under the plans or programs

October 1, 2017 – October 31, 2017	8,493	$85.25	—	$135,671
November 1, 2017 – November 30, 2017	18,539	$85.32	—	$135,671
December 1, 2017 – December 31, 2017	205,504	$87.32	—	$135,671
First quarter	232,536	$87.08	—

January 1, 2018 – January 31, 2018	18,887	$91.47	—	$135,671
February 1, 2018 – February 28, 2018	5,708	$91.85	—	$135,671
March 1, 2018 – March 31, 2018	861	$97.04	—	$135,671
Second quarter	25,456	$91.74	—

April 1, 2018 – April 30, 2018	1,966	$87.44	—	$135,671
May 1, 2018 – May 31, 2018	9,035	$95.11	—	$250,000
June 1, 2018 – June 30, 2018	1,750	$97.60	—	$250,000
Third quarter	12,751	$94.27	—

July 1, 2018 – July 31, 2018	344	$96.56	—	$250,000
August 1, 2018 – August 31, 2018	419,692	$90.63	401,406	$213,635
September 1, 2018 – September 30, 2018	1,218	$92.77	—	$213,635
Fourth quarter	421,254	$90.64	401,406
Fiscal year total	691,997	$89.55	401,406

On May 22, 2018, we announced an increase to $250 million in the amount authorized by our Board of Directors to be used, at the discretion of the Board’s Securities Repurchase Committee, for repurchases of our common stock and outstanding senior notes, subject to market conditions and other factors.  During August 2018, we repurchased 401 thousand shares of our common stock under this authorization at a weighted-average price of $90.59, for total consideration of $36 million. Between October 1, 2018 and November 19, 2018, we utilized the remaining $214 million under our Board authorization to repurchase 2.77 million shares of our common stock at a weighted-average price of $77.25.

For the year ended September 30, 2018, share purchases pursuant to the Restricted Stock Trust Fund, which was established to acquire our common stock in the open market and used to settle restricted stock units (“RSUs”) granted as a retention vehicle for certain employees of our wholly-owned Canadian subsidiaries, totaled approximated 77 thousand shares for aggregate consideration of $7 million. For more information on this trust fund, see Note 2 and Note 10 of the Notes to Consolidated Financial Statements of this Form 10-K. These activities do not utilize the repurchase authority presented in the preceding table.

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  Of the total for the year ended September 30, 2018, shares surrendered to us by employees for such purposes approximated 214 thousand shares, for a total consideration of $19 million. These activities do not utilize the repurchase authority presented in the preceding table.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA

	Year ended September 30,
in thousands, except per share amounts	2018	2017	2016	2015	2014
Operating results:
Net revenues	$7,274,318	$6,371,097	$5,405,064	$5,203,606	$4,861,924
Net income attributable to Raymond James Financial, Inc.	$856,695	$636,235	$529,350	$502,140	$480,248
Earnings per common share - basic	$5.89	$4.43	$3.72	$3.51	$3.41
Earnings per common share - diluted	$5.75	$4.33	$3.65	$3.43	$3.32
Weighted-average common shares outstanding - basic	145,271	143,275	141,773	142,548	139,935
Weighted-average common and common equivalent shares outstanding - diluted	148,838	146,647	144,513	145,939	143,589
Dividends per common share - declared	$1.10	$0.88	$0.80	$0.72	$0.64

Financial condition:
Total assets	$37,412,924	$34,883,456	$31,486,976	$26,325,850	$23,135,343
Senior notes payable maturing within twelve months	$—	$—	$—	$250,000	$—
Long-term obligations:
Non-current portion of other borrowings	$893,837	$898,967	$604,080	$583,740	$537,932
Non-current portion of senior notes payable	$1,550,000	$1,550,000	$1,700,000	$900,000	$1,150,000
Total long-term debt	$2,443,837	$2,448,967	$2,304,080	$1,483,740	$1,687,932
Total equity attributable to Raymond James Financial, Inc.	$6,368,461	$5,581,713	$4,916,545	$4,524,481	$4,143,686
Shares outstanding	145,642	144,097	141,545	142,751	140,836
Book value per share	$43.73	$38.74	$34.73	$31.69	$29.42

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

Year ended September 30, 2018 compared with the year ended September 30, 2017

We achieved net revenues of $7.27 billion, an increase of $903 million, or 14%. Pre-tax income of $1.31 billion, increased $385 million, or 42%. Our net income of $857 million increased $220 million, or 35%, and our earnings per diluted share were $5.75, a 33% increase.

During the year ended September 30, 2018, earnings were negatively affected by $105 million due to the impact of the Tax Cuts and Jobs Act (“Tax Act”), primarily related to the remeasurement of U.S. deferred tax assets at a lower enacted federal corporate tax rate. Excluding the impact of the Tax Act and $4 million of acquisition-related expenses, adjusted net income was $965 million (1), a 26% increase compared with adjusted net income of $768 million (1) in the prior year, which excluded expenses related to the Jay Peak matter, losses on the extinguishment of certain of our senior notes, and acquisition-related expenses. Adjusted earnings per diluted share were $6.47 (1), a 24% increase compared with adjusted earnings per diluted share of $5.23 (1) in the prior year.

The increase in net revenues reflected significant growth in client assets, net interest income and account and service fees earned on balances in our RJBDP, and strong investment banking revenues. Total client assets under administration reached $790.4 billion at September 30, 2018, a 14% increase, primarily attributable to strong financial advisor recruiting and retention, as well as equity market appreciation. Partially offsetting the aforementioned revenue increases, institutional equity and fixed income commissions declined compared with the prior year, reflecting market-driven challenges.

Non-interest expenses increased $526 million, or 10%. The increase primarily resulted from increased compensation, commissions and benefits expenses associated with the increase in net revenues, as well as increased staffing levels required to support our continued growth and regulatory compliance requirements. Communications and information processing expenses also increased compared with the prior year as a result of our continued investment in technology infrastructure to support our growth. Offsetting these increases was a decline in legal expenses, as the settlement of the Jay Peak matter had a $130 million impact on the prior year, and a decline related to our prior year loss on extinguishment of certain of our senior notes.

Our effective tax rate was 34.8% for fiscal 2018, reflecting the impact of the Tax Act of $105 million, partially offset by a lower blended federal corporate statutory tax rate of 24.5%. Excluding the impact of the Tax Act, our adjusted effective tax rate was 26.7% (1). We estimate our effective tax rate to be approximately 24%-25% for fiscal year 2019, reflecting the lower federal corporate statutory tax rate of 21% for the full year.  Our future effective tax rate may be impacted positively or negatively by non-taxable items (such as the gains or losses earned on our company-owned life insurance policies and tax-exempt interest), non-deductible expenses (such as meals and entertainment and certain executive compensation) and vesting and exercises of equity compensation awards.  See Note 16 of the Notes to Consolidated Financial Statements of this Form 10-K for further information on the Tax Act.

(1)
“Adjusted net income” and “adjusted earnings per diluted share” are each non-GAAP financial measures. Please see the “reconciliation of GAAP measures to non-GAAP measures” in this Item 2, for a reconciliation of our non-GAAP measures to the most directly comparable GAAP measures, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

A summary of our financial results by segment as compared to the prior year is as follows:

•
Our PCG segment generated net revenues of $5.09 billion, a 15% increase, and pre-tax income of $576 million, an increase of 54% over the prior year, which was negatively impacted by $130 million of legal expenses related to the Jay Peak matter.  The increase in net revenues was primarily attributable to an increase in securities commissions and fees, driven by increased fee-based assets resulting from higher equity markets and continued strong financial advisor recruiting and retention. The segment also benefited from an increase in account and service fees related to client cash balances in our RJBDP and higher net interest income. Non-interest expenses increased $468 million, or 12%, primarily resulting from increases in compensation, commissions and benefits expenses and communications and information processing expenses, offset by a decrease in the aforementioned legal expenses.

•
Our Capital Markets segment generated net revenues of $964 million, a 5% decrease over the prior year, and pre-tax income declined 36% to $91 million. The decrease in net revenues was primarily due to market-driven challenges and low levels of client activity, which led to decreases in institutional fixed income and equity commissions and net trading profits. Investment banking revenues increased due to stronger merger & acquisition activity, partially offset by lower equity underwriting revenues. Non-interest expenses decreased slightly compared with the prior year.

•
Our Asset Management segment generated a 34% increase in net revenues to $654 million, and pre-tax income increased 37% to $235 million. The increase in net revenues primarily reflected increases in advisory fees from managed programs and, to a lesser degree, non-discretionary asset-based administrative fees. Financial assets under management increased 46% over the period year, aided by the acquisition of Scout Investments, Inc. (the “Scout Group”), which added $27 billion of assets under management in November 2017. Non-interest expenses increased $100 million, or 32%, primarily resulting from increased expenses related to the Scout Group acquisition and increased investment sub-advisory fees.

•
RJ Bank generated a 23% increase in net revenues to $727 million, while pre-tax income increased 20% to $492 million. The increase in net revenues resulted primarily from an increase in net interest income due to growth in interest-earning assets and an increase in net interest margin. Non-interest expenses increased $52 million, or 28%, primarily reflecting higher affiliate deposit fees paid to PCG due to an increase in client accounts and an increase in compensation and benefits expenses.

•
Our Other segment reflected a pre-tax loss that was $87 million, a decline of 51% from the prior year, primarily due to a decrease in net interest expense, losses on the extinguishment of certain of our senior notes in the prior year, and lower acquisition-related expenses. The decline in net interest expense reflected a decrease in the outstanding balance and average interest rate of our senior notes payable, as well as an increase in interest income related to the increased interest rates earned on higher corporate cash balances.

Year ended September 30, 2017 compared with the year ended September 30, 2016

We achieved net revenues of $6.37 billion, a $966 million, or 18% increase. Our pre-tax income amounted to $925 million, an increase of $125 million, or 16%. Our net income of $636 million increased $107 million, or 20%, and our earnings per diluted share were $4.33, a 19% increase.

During the year ended September 30, 2017, earnings were impacted negatively by the Jay Peak settlement, losses on the early extinguishment of certain of our senior notes and acquisition-related expenses. After excluding the impact of these expenses, which totaled $194 million, our adjusted net income was $768 million,(1) an increase of 35% compared with adjusted net income in the prior year. Adjusted earnings per diluted share were $5.23,(1) a 33% increase compared with adjusted earnings per diluted share in the prior year.

Net revenues increased in each of our four operating segments, including significant growth in PCG and Asset Management segments, which benefited from growth in client assets in fee-based accounts, and significant growth in RJ Bank due to an increase in average interest-earning assets and an increase in net interest margin. Investment banking revenues in our Capital Markets segment were strong and were significantly higher than fiscal year 2016; however institutional sales commissions declined reflecting the low levels of market volatility. Total client assets under administration reached $692.9 billion at September 30, 2017, a 15% increase, primarily attributable to strong financial advisor recruiting and retention results and equity market appreciation.

(1)
“Adjusted net income” and “adjusted earnings per diluted share” are each non-GAAP financial measures. Please see the “reconciliation of GAAP measures to non-GAAP measures” in this Item 2, for a reconciliation of our non-GAAP measures to the most directly comparable GAAP measures, and for other important disclosures.

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

Our effective tax rate was 31.2% in the current year, down from the 33.9% for the prior year. The decrease in our effective tax rate compared to the prior year was primarily due to the favorable impact of the adoption of new stock compensation accounting guidance which had a favorable impact on our effective tax rate of 2.7% and our provision for taxes of $25 million (see Note 16 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information). Also contributing to the decrease was a favorable impact of 1.7% due to the increase in the amount of nontaxable gains arising from the value of our company-owned life insurance policies as a result of an increase in equity market values, compared to a 1.1% favorable impact in the prior year.

A summary of our financial results by segment as compared to the prior year is as follows:

•
Our Private Client Group segment generated net revenues of $4.42 billion, a 22% increase, while pre-tax income increased 10% to $373 million.  The increase in net revenues was primarily attributable to an increase in securities commissions and fees, driven by strong recruiting results, the acquisitions of Alex. Brown and 3Macs in late fiscal 2016 and a stronger market environment compared to the prior year. The segment also benefited from the impact of higher short-term interest rates, resulting in increases in fees related to our RJBDP and interest income. Non-interest expenses increased $773 million, or 24%, primarily resulting from an increase in sales commission expense, increased legal expenses related to the Jay Peak settlement and increased administrative & incentive compensation and benefits expense.

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

•
Activities in our Other segment generated a pre-tax loss that was $21 million, or 14% more than the prior year, primarily due to the losses on the early extinguishment of certain senior notes payable, combined with higher interest expense related to a higher average balance of our senior notes payable for the fiscal year. Total revenues in the segment increased $19 million, or 41%, primarily due to higher net valuation gains from our private equity portfolio and an increase in interest income due to increased short-term interest rates and higher corporate cash balances.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Segments

The following table presents our consolidated and segment net revenues and pre-tax income/(loss), the latter excluding noncontrolling interests, for the years indicated.

	Year ended September 30,			% change
$ in thousands	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Total company
Net revenues	$7,274,318	$6,371,097	$5,405,064	14%	18%
Pre-tax income	1,310,655	925,346	800,643	42%	16%

Private Client Group
Net revenues	5,093,030	4,421,633	3,616,479	15%	22%
Pre-tax income	576,094	372,950	340,564	54%	10%

Capital Markets
Net revenues	963,773	1,013,683	1,001,716	(5)%	1%
Pre-tax income	90,647	141,236	139,173	(36)%	1%

Asset Management
Net revenues	654,377	487,658	404,349	34%	21%
Pre-tax income	235,336	171,736	132,158	37%	30%

RJ Bank
Net revenues	726,675	592,670	493,966	23%	20%
Pre-tax income	491,779	409,303	337,296	20%	21%

Other
Net revenues	(15,156)	(29,870)	(31,692)	49%	6%
Pre-tax loss	(83,201)	(169,879)	(148,548)	51%	(14)%

Intersegment eliminations
Net revenues	(148,381)	(114,677)	(79,754)

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

	Year ended September 30,
$ in thousands, except per share amounts	2018	2017	2016
Net Income	$856,695	$636,235	$529,350
Non-GAAP adjustments:
Acquisition-related expenses	3,927	17,995	40,706
Losses on extinguishment of debt	—	45,746	—
Jay Peak matter	—	130,000	20,000
Sub-total pre-tax non-GAAP adjustments	3,927	193,741	60,706
Tax effect of non-GAAP adjustments	(1,100)	(61,869)	(20,570)
Impact of the Tax Act	105,254	—	—
Total non-GAAP adjustments, net of tax	108,081	131,872	40,136
Adjusted net income	$964,776	$768,107	$569,486

Earnings per common share:
Basic	$5.89	$4.43	$3.72
Diluted	$5.75	$4.33	$3.65
Adjusted basic	$6.63	$5.35	$4.01
Adjusted diluted	$6.47	$5.23	$3.93

Effective tax rate:
For the twelve months ended September 30, 2018 ($ in thousands)	Pre-tax income including noncontrolling interests	Provision for income taxes	Effective tax rate
	$1,304,877	$453,960	34.8%
Less: impact of the Tax Act		105,254
As adjusted for the impact of the Tax Act		$348,706	26.7%

Net income in the preceding table excludes noncontrolling interests.

For more information on acquisition-related expenses, see Note 3 of the Notes to Consolidated Financial Statements of this Form 10-K.

See Note 16 of the Notes to Consolidated Financial Statements of this Form 10-K for more information related to the impact of the Tax Act.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Net interest analysis

The Federal Reserve Bank increased its benchmark short-term interest rate four times in fiscal 2018 in 25 basis point increments, compared with three 25 basis point increases in fiscal 2017 and one 25 basis point increase in fiscal 2016. These increases in short-term interest rates have had a significant impact on our overall financial performance, as we have certain assets and liabilities, primarily held in our PCG and RJ Bank segments, which are sensitive to changes in interest rates. Given the relationship of our interest-sensitive assets to liabilities held in each of these segments, increases in short-term interest rates generally result in an overall increase in our net earnings, although the magnitude of the impact to our net interest margin depends upon the yields on interest-earning assets relative to the cost of interest-bearing liabilities. Conversely, any decreases in short-term interest rates and/or increases in the deposit rates paid to clients would likely have a negative impact on our earnings.

Refer to the discussion of the specific components of our net interest income within the “Management’s Discussion and Analysis of Financial Condition - Results of Operations” for our RJ Bank, PCG and Other segments.

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

	Year ended September 30,
	2018			2017			2016
$ in thousands	Average balance	Interest inc./exp.	Average yield/cost	Average balance	Interest inc./exp.	Average yield/cost	Average balance	Interest inc./exp.	Average yield/cost
Interest-earning assets:
Cash segregated pursuant to regulations	$2,587,759	$52,561	2.03%	$3,250,854	$37,270	1.15%	3,565,252	22,287	0.63%
Securities loaned	381,422	14,548	3.81%	456,573	14,049	3.08%	577,002	8,777	1.52%
Trading instruments	694,715	23,016	3.31%	655,302	21,068	3.22%	707,321	19,362	2.74%
Available-for-sale securities	2,530,988	52,420	2.07%	1,588,484	27,946	1.76%	561,925	7,596	1.35%
Margin loans	2,586,882	107,201	4.14%	2,403,451	85,699	3.57%	1,811,845	68,712	3.79%
Bank loans, net:
Loans held for investment:
C&I loans	7,618,949	326,042	4.22%	7,340,052	281,274	3.78%	7,171,402	271,476	3.73%
CRE construction loans	165,780	8,547	5.08%	129,073	6,184	4.73%	169,101	8,462	4.92%
CRE loans	3,231,369	132,898	4.06%	2,831,870	100,563	3.50%	2,297,224	70,048	3.00%
Tax-exempt loans	1,146,493	29,567	2.58%	891,922	23,057	2.59%	617,701	16,707	2.70%
Residential mortgage loans	3,447,710	108,825	3.16%	2,803,464	83,537	2.94%	2,217,789	64,607	2.87%
SBL	2,689,612	111,403	4.09%	2,123,189	72,400	3.36%	1,713,243	51,515	2.96%
Loans held for sale	125,970	5,057	4.01%	159,384	5,156	3.34%	150,305	4,551	3.07%
Total bank loans, net	18,425,883	722,339	3.93%	16,278,954	572,171	3.55%	14,336,765	487,366	3.42%
Loans to financial advisors, net	892,776	15,078	1.69%	848,677	13,333	1.57%	563,548	8,207	1.46%
Corporate cash and all other	3,757,719	56,830	1.51%	3,450,514	30,590	0.89%	2,750,688	18,090	0.66%
Total interest-earning assets	$31,858,144	$1,043,993	3.28%	$28,932,809	$802,126	2.77%	$24,874,346	$640,397	2.57%

Interest-bearing liabilities:
Bank deposits:
Certificates of deposit	$372,052	$6,217	1.67%	$293,589	$4,325	1.47%	345,628	5,402	1.56%
Money market, savings and Negotiable Order of Withdrawal (“NOW”) accounts	18,473,046	59,340	0.32%	15,566,621	12,859	0.08%	12,640,068	4,816	0.05%
Securities borrowed	157,310	7,630	4.85%	110,416	6,690	6.06%	79,613	3,174	3.99%
Trading instruments sold but not yet purchased	267,759	7,344	2.74%	289,218	6,138	2.12%	281,501	5,035	1.79%
Brokerage client payables	4,167,919	15,367	0.37%	4,678,445	4,884	0.10%	4,291,632	2,084	0.05%
Other borrowings	914,463	22,006	2.41%	855,638	16,559	1.94%	723,904	12,957	1.79%
Senior notes payable	1,549,163	72,708	4.69%	1,689,172	94,665	5.60%	1,210,148	78,533	6.49%
Other	366,182	10,891	2.97%	267,794	7,658	2.86%	241,454	4,055	1.68%
Total interest-bearing liabilities	$26,267,894	$201,503	0.77%	$23,750,893	$153,778	0.65%	$19,813,948	$116,056	0.59%
Net interest income		$842,490			$648,348			$524,341

Nonaccrual loans are included in the average loan balances in the preceding table. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis.

Fee income on all loans included in interest income for the year ended September 30, 2018, 2017 and 2016, was $24 million, $38 million and $36 million, respectively.

Results of Operations – Private Client Group

Through our PCG segment, we provide investment advisory and securities transaction services for which we charge asset-based fees or sales commissions. Such revenues are included in “Securities commissions and fees.” Revenues of this segment are correlated with the level of PCG client assets under administration, including fee-based accounts, as well as the overall U.S. equity markets. In

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

periods where equity markets improve, assets under administration and client activity generally increase, thereby having a favorable impact on net revenues.

We also earn certain servicing fees, such as omnibus and education and marketing support (“EMS”) fees from mutual fund and annuity companies whose products we distribute, and from banks to which we sweep client cash in the RJBDP. Such fees are included in “Account and service fees.” Servicing fees earned by mutual fund and annuity companies are generally based on the level of assets or number of positions in such programs. Fees earned from our RJBDP are generally based on client cash balances in the program, as well as the level of short-term interest rates relative to interest paid to clients on balances in the RJBDP.

Net interest revenue in the PCG segment is generated by interest earnings on margin loans provided to clients and on cash segregated pursuant to regulations, less interest paid on client cash balances. Higher client cash balances generally lead to increased interest income, depending on spreads realized in our client interest program. For more information on client cash balances, see our previous discussion of interest-earning assets and interest-bearing liabilities in the Net interest analysis section of this MD&A.

For an overview of our PCG segment operations, refer to the information presented in Item 1 “Business” of this Form 10-K.

Operating results

	Year ended September 30,			% change
$ in thousands	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues:
Securities commissions and fees:
Fee-based accounts	$2,540,336	$2,040,839	$1,589,124	24%	28%
Mutual funds	641,603	646,614	631,102	(1)%	2%
Insurance and annuity products	413,591	385,493	377,329	7%	2%
Equity products	325,514	303,015	240,855	7%	26%
Fixed income products	112,509	118,062	95,908	(5)%	23%
New issue sales credits	47,200	72,281	44,088	(35)%	64%
Subtotal securities commissions and fees	4,080,753	3,566,304	2,978,406	14%	20%
Interest income	193,105	152,711	107,281	26%	42%
Account and service fees:
Mutual fund and annuity service fees	331,543	290,661	255,405	14%	14%
RJBDP fees - third-party banks	262,424	202,049	92,315	30%	119%
Affiliate deposit account servicing fees from RJ Bank	91,720	67,981	43,145	35%	58%
Client account and service fees	95,794	98,500	95,010	(3)%	4%
Client transaction fees and other	22,658	25,103	23,156	(10)%	8%
Subtotal account and service fees	804,139	684,294	509,031	18%	34%
Other	42,834	34,279	32,000	25%	7%
Total revenues	5,120,831	4,437,588	3,626,718	15%	22%
Interest expense	(27,801)	(15,955)	(10,239)	74%	56%
Net revenues	5,093,030	4,421,633	3,616,479	15%	22%
Non-interest expenses:
Sales commissions	3,050,539	2,653,287	2,193,099	15%	21%
Admin & incentive compensation and benefit costs	835,662	713,043	595,541	17%	20%
Communications and information processing	234,300	193,902	166,507	21%	16%
Occupancy and equipment costs	154,020	146,394	125,555	5%	17%
Business development	115,056	98,138	88,535	17%	11%
Jay Peak matter	—	130,000	20,000	(100)%	550%
Other	127,359	113,919	86,678	12%	31%
Total non-interest expenses	4,516,936	4,048,683	3,275,915	12%	24%
Pre-tax income	$576,094	$372,950	$340,564	54%	10%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Selected key metrics

Client asset balances:	As of September 30,			% change
$ in billions	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
PCG assets under administration	$755.7	$659.5	$574.1	15%	15%
PCG assets in fee-based accounts	$366.3	$294.5	$231.0	24%	27%

PCG assets under administration increased 15% in each of the fiscal years ended September 30, 2018 and 2017, resulting from equity market appreciation and net client inflows. Net client inflows in each year were primarily attributable to strong financial advisor recruiting and retention. PCG assets in fee-based accounts continued to increase as a percentage of overall PCG assets under administration, representing 48% at September 30, 2018, compared to 45% at September 30, 2017 and 40% at September 30, 2016, due in part to clients moving to fee-based alternatives from traditional transaction-based accounts in response to the regulatory environment.

Financial advisors:	September 30,
	2018		2017 (2)	2016
Employees	3,167		3,041	3,098
Independent contractors	4,646	(1)	4,305	4,048
Total advisors	7,813		7,346	7,146

(1)	Includes 126 registered individuals who met the requirements to be classified as financial advisors in fiscal year 2018 following our periodic review procedures.

(2)
During the year ended September 30, 2017, we refined the criteria to determine our financial advisor population, which resulted in a decrease in our previously reported counts of approximately 100 advisors as of the date of our adoption. The impact of the change in methodology did not have a significant impact on the fiscal 2016 period, and thus we have not revised the number of financial advisors reported in fiscal 2016.

The net increase in financial advisors as of September 30, 2018 compared to September 30, 2017 and September 30, 2016 primarily resulted from strong financial advisor recruiting and high levels of retention throughout fiscal year 2018 and 2017. We believe the increases in financial advisors and assets under administration are a positive indication of potential future revenue growth in this segment.

Clients’ domestic cash sweep balances	As of
$ in millions	September 30, 2018	September 30, 2017	September 30, 2016
RJBDP
RJ Bank	$19,446	$17,387	$13,904
Third-party banks	15,564	20,704	23,890
Subtotal RJBDP	35,010	38,091	37,794
Money market funds	3,240	1,818	2,009
Client Interest Program (“CIP”)	2,807	3,101	4,083
Total clients’ domestic cash sweep balances	$41,057	$43,010	$43,886

A significant portion of our clients’ cash is included in our RJBDP, a multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into interest-bearing deposit accounts at RJ Bank and various third-party banks. We earn fees from third-party banks which fluctuate based on the amount of cash swept to such banks, as well as changes in short-term interest rates relative to deposit rates paid on client cash balances. Fees from third-party banks are recorded in “Account and service fees” in our Consolidated Statements of Income and Comprehensive Income. PCG also earns fees from RJ Bank for clients’ cash balances swept to RJ Bank. Such fees are included in “Affiliate deposit account servicing fees from RJ Bank” in the “Operating results” table above and are eliminated in consolidation.

Recent short-term interest rate increases by the Fed had a significant impact on fees earned from third-party banks in RJBDP, despite the decline in RJBDP balances at such banks, but have not had as significant of an impact on market deposit rates paid on client cash balances. As a result, RJBDP fees have increased significantly over the prior years. However, we expect market deposit rates to continue to rise with future increases in short-term interest rates. As such, any future increases in short-term interest rates may have less of a positive impact on fees earned from RJBDP depending on the level of deposit rates paid on client cash balances. Conversely,

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

any decreases in short-term interest rates and/or increases in the deposit rates paid to clients would likely have a negative impact on our earnings.

Year ended September 30, 2018 compared with the year ended September 30, 2017

Net revenues of $5.09 billion increased $671 million, or 15%. The portion of segment net revenues that we consider to be recurring was 82% for fiscal 2018, an increase from 79% for fiscal 2017.  Recurring revenues include asset-based fees, trailing commissions from mutual funds and variable annuities/insurance products, mutual fund and annuity service fees, fees earned on funds in our RJBDP and interest.

Pre-tax income of $576 million increased $203 million, or 54%, compared to the prior year, which included a $130 million legal charge related to the Jay Peak matter.

Securities commissions and fees increased $514 million, or 14%. The increase in securities commissions and fees revenue was primarily driven by an increase in client assets, resulting from higher equity markets and strong financial advisor recruiting and retention. Commissions earned from insurance and annuity products and equity products also increased during the year. Offsetting these increases, new issue sales credits declined compared with fiscal 2017 due to lower equity underwriting activity.

Total account and service fees increased $120 million, or 18%, primarily due to higher RJBDP fees resulting from an increase in short-term interest rates over the prior year. Mutual fund and annuity service fees also increased, reflecting higher EMS fees and mutual fund omnibus fees. The increase in EMS fees was primarily due to increased assets in the program, while the increase in omnibus fees was a result of both an increase in assets and the number of positions invested in fund families on the omnibus platform.

Net interest income increased $29 million, or 21%, driven by an increase in interest income from margin loans, due to an increase in short-term interest rates as well as higher average balances. To a lesser extent, there was also an increase in interest income from segregated cash due to an increase in short-term interest rates, which more than offset the decrease in average balances. Offsetting the increase in interest income, interest expense also increased, primarily due to the impact of higher interest rates paid on client cash balances, partially offset by lower average client cash balances.

Non-interest expenses increased $468 million, or 12%, primarily due to an increase in sales commissions expense, which increased $397 million, or 15%, in line with the increase in securities commissions and fees. Administrative and incentive compensation and benefit costs increased $123 million, or 17%, primarily due to increased staffing levels to support our continued growth and regulatory compliance requirements. Communications and information processing expense increased $40 million, or 21%, as a result of our continued investment in technology infrastructure to support our growth. Offsetting these increases was a $130 million decrease in expenses related to the Jay Peak matter, which was settled in fiscal 2017.

Year ended September 30, 2017 compared with the year ended September 30, 2016

Net revenues of $4.42 billion in fiscal 2017 increased $805 million, or 22%. The portion of segment net revenues that we consider to be recurring was 79% for fiscal 2017, an increase from 77% for fiscal 2016. Pre-tax income of $373 million, which was negatively impacted by the Jay Peak settlement, increased $32 million, or 10%.

Securities commissions and fees in fiscal 2017 increased $588 million, or 20%, primarily due to strong recruiting results, the acquisitions of Alex. Brown and 3Macs in late fiscal 2016 and a stronger market environment compared to fiscal 2016.

Account and service fees in fiscal 2017 increased $175 million, or 34%, primarily due to higher RJBDP fees resulting from an increase in short-term interest rates during the year. Mutual fund and annuity service fees also increased, reflecting higher EMS fees and mutual fund omnibus fees. The increase in EMS fees was primarily due to increased assets in the program. The increase in omnibus fees was a result of an increase in the number of positions invested in fund families on the omnibus platform.

Net interest income increased $40 million, or 41%. Interest income increased as a result of the impact of an increase in short-term interest rates on segregated cash balances and increased client margin balances, largely driven by our September 2016 acquisition of Alex. Brown. The favorable impact of the growth in margin balances was partially offset by a decrease in average client margin rates on the portfolio. Interest expense increased, albeit to a much lesser extent, primarily due to an increase in client cash balances and an increase in the interest rate paid to clients on such balances.

Non-interest expenses in fiscal 2017 increased $773 million, or 24%.  Sales commissions increased $460 million, or 21%, relatively in line with the increase in securities commissions and fees. Administrative and incentive compensation and benefit costs increased

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

$118 million, or 20%, primarily resulting from additional staffing levels, primarily in operations and information technology functions, to support our continued growth and increased regulatory and compliance requirements.

Results of Operations – Capital Markets

Our Capital Markets segment conducts fixed income and equity institutional sales and trading activities, equity research, investment banking and the syndication and related management of investments that qualify for tax credits. We primarily conduct these activities in the U.S., Canada and Europe.

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

We provide various investment banking services, including public and private equity and debt financing activities, public financing activities, merger and acquisition advisory, and other advisory services. Revenues from investment banking activities are driven principally by our role in the transaction and the number and dollar value of the transactions with which we are involved.  For an overview of our Capital Markets segment operations, refer to the information presented in Item 1 “Business” of this Form 10-K.

Operating results

	Year ended September 30,			% change
$ in thousands	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues:
Securities commissions and fees:
Equity	$202,809	$222,942	$228,346	(9)%	(2)%
Fixed income	221,684	267,749	316,144	(17)%	(15)%
Subtotal securities commissions and fees	424,493	490,691	544,490	(13)%	(10)%
Equity underwriting fees	53,262	72,845	54,492	(27)%	34%
Merger & acquisition and advisory fees	296,606	228,422	148,503	30%	54%
Fixed income investment banking	39,430	43,234	41,024	(9)%	5%
Tax credit funds syndication fees	51,464	54,098	59,424	(5)%	(9)%
Subtotal investment banking	440,762	398,599	303,443	11%	31%
Investment advisory fees	24,661	21,623	29,684	14%	(27)%
Net trading profit	53,412	78,155	87,966	(32)%	(11)%
Interest income	32,253	27,095	24,867	19%	9%
Other	16,023	18,072	26,701	(11)%	(32)%
Total revenues	991,604	1,034,235	1,017,151	(4)%	2%
Interest expense	(27,831)	(20,552)	(15,435)	35%	33%
Net revenues	963,773	1,013,683	1,001,716	(5)%	1%
Non-interest expenses:
Compensation, commissions and benefits	634,522	645,665	638,101	(2)%	1%
Communications and information processing	73,448	70,140	72,305	5%	(3)%
Occupancy and equipment costs	34,226	33,920	34,250	1%	(1)%
Business development	45,292	38,389	39,892	18%	(4)%
Losses and non-interest expenses of real estate partnerships held by consolidated VIEs	11,802	13,663	9,788	(14)%	40%
Other	85,648	84,702	76,189	1%	11%
Total non-interest expenses	884,938	886,479	870,525	—	2%
Income before taxes and including noncontrolling interests	78,835	127,204	131,191	(38)%	(3)%
Noncontrolling interests	(11,812)	(14,032)	(7,982)	(16)%	76%
Pre-tax income excluding noncontrolling interests	$90,647	$141,236	$139,173	(36)%	1%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Year ended September 30, 2018 compared with the year ended September 30, 2017

Net revenues of $964 million decreased $50 million, or 5%. Pre-tax income of $91 million decreased $51 million, or 36%.

Total securities commissions and fees decreased $66 million, or 13%, reflecting decreases in both fixed income and equity institutional commissions. Institutional fixed income commissions continued to reflect challenging market conditions and low levels of client activity due to the flattening yield curve and relatively low interest rate volatility. The decline in equity commissions reflected lower equity underwriting activity, as well as market-driven challenges such as the industry trend toward separate payment for research and execution services and the shift from high-touch execution services to low-touch execution services.

Net trading profits declined $25 million, or 32%, reflecting the challenging market conditions for fixed income during the current year.

Investment banking revenues increased $42 million, or 11%, reflecting strong merger & acquisition activity. Merger & acquisition and advisory fees increased $68 million, or 30%, due to both a higher volume of transactions and higher average fees per transaction, and aided by the expansion of our investment banking business in Europe. This increase was partially offset by lower equity underwriting revenues, which declined $20 million, or 27%, reflecting lower levels of client activity. Fixed income investment banking also declined compared with the prior year, reflecting the impact of lower public finance activity due to higher interest rates and tax reform.

Non-interest expenses decreased slightly compared with the prior year, as a decline in compensation, commissions and benefits expense was largely offset by an increase in business development expense.

Year ended September 30, 2017 compared with the year ended September 30, 2016

Net revenues in fiscal 2017 of $1.01 billion increased $12 million, or 1%, led by higher merger & acquisition and advisory fees and equity underwriting revenues, partially offset by lower institutional sales commissions. Pre-tax income of $141 million increased $2 million, or 1%.

Total securities commissions and fees for fiscal 2017 decreased $54 million, or 10%. Institutional fixed income commissions decreased $48 million, or 15%, driven by lower client trading volumes, as fixed income was faced with a challenging operating environment characterized by low levels of volatility and a flattening yield curve. Institutional equity sales commissions decreased $5 million, or 2%, primarily reflecting the impact of low levels of volatility.

Merger & acquisition and advisory fees increased $80 million, or 54%, primarily due to a stronger volume of both domestic and foreign merger & acquisition activity in fiscal year 2017 compared to low levels in the prior year, as well as higher average fees per transaction. Fiscal year 2017 also benefited from the impact of a full year of revenues related to our June 2016 acquisition of Mummert & Company Corporate Finance GmbH (“Mummert”).

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

Despite the uncertainty related to the outcome of any corporate tax reform initiatives, our tax credit funds reflected good performance during fiscal year 2017. This uncertainty did depress new investment activity amongst syndicators of Low-Income Housing Tax Credit Fund (“LIHTC”) investments toward the end of fiscal year 2017 and, as a result, our tax credit fund syndication fees decreased $5 million, or 9%, from fiscal year 2016 levels.

Net trading profit decreased $10 million, or 11%, compared with a strong fiscal 2016, primarily due to lower market volatility.

Non-interest expenses for fiscal 2017 increased $16 million, or 2%.  Compensation, commissions and benefits expenses increased $8 million, or 1%, primarily resulting from a net increase in incentive compensation as a result of the increase in investment banking net revenues offset by a decrease in compensation related to lower institutional fixed income commission revenues during fiscal year 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Results of Operations – Asset Management

Our Asset Management segment provides investment advisory and related administrative services to our PCG clients through our asset management services division (“AMS”) and through Raymond James Trust, N.A. (“RJ Trust”). The segment also provides investment advisory and asset management services to individual and institutional investors, including through third-party broker-dealers, through Carillon Tower Advisers and its affiliates (collectively, “Carillon Tower”), which also sponsors a family of mutual funds.
We earn investment advisory fees and related administrative fees based on assets under management in both AMS and Carillon Tower, where decisions are made by in-house or third-party portfolio managers or investment committees on how to invest client assets.
The Asset Management segment also earns administrative fees on certain asset-based programs offered to PCG clients which are not managed by our Asset Management segment, but for which the segment provides administrative support, including trade execution, record-keeping and periodic investor reporting.
Fees are earned based on balances either at the beginning of the quarter, the end of the quarter, or average daily assets. Asset balances are impacted by both the performance of the relevant market and the new sales (inflows) and redemptions (outflows) of client accounts/funds. Rising equity markets have historically had a positive impact on revenues as existing accounts increase in value, and individuals and institutions may commit incremental funds in rising markets. For an overview of our Asset Management segment operations, refer to the information presented in Item 1 “Business” of this Form 10-K.

Operating results

	Year ended September 30,			% change
$ in thousands	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues:
Investment advisory and related administrative fees:
Managed programs	$454,027	$326,405	$270,623	39%	21%
Non-discretionary asset-based administration	115,562	91,087	74,130	27%	23%
Subtotal investment advisory and related administrative fees	569,589	417,492	344,753	36%	21%
Account and service fees and other	84,829	70,243	59,668	21%	18%
Total revenues	654,418	487,735	404,421	34%	21%
Interest expense	(41)	(77)	(72)	(47)%	7%
Net revenues	654,377	487,658	404,349	34%	21%
Non-interest expenses:
Compensation and benefits	169,993	123,119	112,998	38%	9%
Communications and information processing	38,495	30,109	27,027	28%	11%
Occupancy and equipment costs	7,360	5,046	4,423	46%	14%
Business development	11,353	9,673	9,500	17%	2%
Investment sub-advisory fees	89,784	75,497	56,751	19%	33%
Other	93,697	67,509	57,911	39%	17%
Total non-interest expenses	410,682	310,953	268,610	32%	16%
Income before taxes and including noncontrolling interests	243,695	176,705	135,739	38%	30%
Noncontrolling interests	8,359	4,969	3,581	68%	39%
Pre-tax income excluding noncontrolling interests	$235,336	$171,736	$132,158	37%	30%

Selected key metrics

Managed programs - Our investment advisory fees recorded in this segment were earned based on balances either at the beginning of the quarter, end of the quarter or average assets throughout the quarter. For the year ended September 30, 2018, approximately 55% of our fees were determined based on asset balances at the beginning of each quarter, approximately 20% were based on asset balances at the end of each quarter and the remaining 25% were based on average assets throughout each quarter. For the years ended September 30, 2017 and 2016, approximately 70% of our fees were determined based on asset balances at the beginning of each quarter, approximately 15% were based on asset balances at the end of each quarter and the remaining 15% were based on average assets throughout each quarter. As of September 30, 2018, a greater percentage of fees were determined either based on asset balances at the end of the quarter or on average assets throughout the quarter compared to September 30, 2017. This shift in timing is directly attributable to our Scout Group acquisition.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Financial assets under management:

	September 30,
$ in millions	2018	2017	2016
Asset management services division of RJ&A (“AMS”)	$83,289	$69,962	$54,349
Carillon Tower	63,330	31,831	27,380
Subtotal financial assets under management	146,619	101,793	81,729
Less: Assets managed for affiliated entities	(5,702)	(5,397)	(4,744)
Total financial assets under management	$140,917	$96,396	$76,985

In the preceding table, Carillon Tower includes its subsidiaries and affiliates Eagle Asset Management, ClariVest Asset Management, Cougar Global Investments, and the Scout Group.

The following table presents fee-billable financial assets under management (including assets managed for affiliates) by objective at the dates indicated.

	September 30,
$ in millions	2018	2017	2016
Equity	$64,742	$48,936	$41,785
Fixed income	32,435	11,814	11,858
Balanced	49,442	41,043	28,086
Total financial assets under management	$146,619	$101,793	$81,729

Activity (including activity in assets managed for affiliated entities):

	Year ended September 30,
$ in millions	2018	2017	2016
Financial assets under management at beginning of year	$101,793	$81,729	$69,093
Carillon Tower:
Scout Group acquisition	27,087	—	—
Other - net inflows/(outflows)	(63)	246	(1,159)
AMS - net inflows	9,279	9,666	7,486	(1)
Net market appreciation/(depreciation) in asset values	8,523	10,152	6,309
Financial assets under management at end of year	$146,619	$101,793	$81,729

(1)	Includes approximately $2.0 billion of client assets resulting from our acquisition of Alex. Brown.

Non-discretionary asset-based programs - Our assets held in certain non-discretionary asset-based programs for which the Asset Management segment does not exercise discretion but provides administrative support (including those managed for affiliated entities) totaled $200.1 billion, $157.0 billion, and $119.3 billion as of September 30, 2018, 2017 and 2016, respectively. The increase in assets in fiscal year 2018 over the prior year level was primarily due to market appreciation and to clients moving to fee-based accounts from traditional transaction-based accounts partly in response to regulatory changes. The majority of the administrative fees associated with these programs are determined based on balances at the beginning of the quarter.

Year ended September 30, 2018 compared with the year ended September 30, 2017

Net revenues of $654 million increased $167 million, or 34%. Pre-tax income of $235 million increased $64 million, or 37%.

Total investment advisory and related administrative fee revenues increased $152 million, or 36%, primarily driven by an increase in financial assets under management. The increase in financial assets under management was primarily a result of the Scout Group acquisition, as well as both net market appreciation and inflows related to financial advisor recruiting. Administrative fees also increased over the prior year due to the aforementioned increase in assets held in non-discretionary asset-based programs.

Account and service fees and other income increased $15 million, or 21%, primarily reflecting increased shareholder servicing fees as a result of the Scout Group acquisition, as well as increased trust fee revenue due to an 11% increase in assets in RJ Trust.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Non-interest expenses increased $100 million, or 32%, primarily the result of a $47 million increase in compensation and benefits expense, a $26 million increase in other expense and a $14 million increase in investment sub-advisory fees. Compensation and benefits expense increased primarily due to the Scout Group acquisition, in addition to annual salary increases and an increase in personnel over the prior year to support the growth of the business. The increase in other expense was primarily due to certain incremental costs associated with the Scout Group acquisition, including platform fees related to the new funds offered, as well as the amortization of intangible assets arising from the acquisition. The increase in investment sub-advisory fees resulted from increased assets under management in applicable programs.

Year ended September 30, 2017 compared to the year ended September 30, 2016

Net revenues of $488 million increased $83 million, or 21%. Pre-tax income of $172 million increased $40 million, or 30%.

Total investment advisory and related administrative fee revenues increased $73 million, or 21%. Investment advisory fee revenues arising from managed programs increased $56 million, or 21%, and fee revenues on non-discretionary asset-based administration activities increased $17 million, or 23%, both resulting from the increases in assets held by such programs, including the impact of the Alex. Brown acquisition at the end of our 2016 fiscal year. Financial assets under management and non-discretionary assets were positively impacted by net financial advisor growth, the move to fee based accounts as a result of anticipated regulatory changes and market appreciation.

Account and service fees and other increased $11 million, or 18%, primarily resulting from RJ Trust which generated increased trust fee revenue arising from the increase in trust assets to $5.5 billion as of September 30, 2017, as well as increased shareholder servicing fees.

Non-interest expenses increased $42 million, or 16%, primarily resulting from a $19 million, or 33%, increase in investment sub-advisory fees and a $10 million, or 9%, increase in compensation and benefits expense. The increase in investment sub-advisory fees resulted from the increase in assets under management in applicable programs. The increase in compensation and benefits expense resulted primarily from annual salary increases as well as increases in personnel to support the growth of the business. Other expenses increased $10 million, or 17%, as a result of additional regulatory and compliance costs.

The results presented do not include any acquisition-related expenses associated with acquisition of the Scout Group which closed in November 2017. The acquisition-related expenses incurred in fiscal year 2017 related to this acquisition are reflected in the Other segment. See Note 3 of the Notes to Consolidated Financial Statements of this Form 10-K for further information about this acquisition.

Results of Operations – RJ Bank

RJ Bank provides corporate loans (C&I, CRE and CRE construction), SBL, tax-exempt and residential loans. RJ Bank is active in corporate loan syndications and participations. RJ Bank also provides FDIC-insured deposit accounts to clients of our broker-dealer subsidiaries. RJ Bank generates net interest revenue principally through the interest income earned on loans and an investment portfolio of securities, which is offset by the interest expense it pays on client deposits and on its borrowings. Higher interest-earning asset balances generally lead to increased net interest earnings, depending upon spreads realized on net interest-bearing liabilities. For more information on average interest-earning asset and interest- bearing liability balances, see the following discussion in this MD&A.

For an overview of our RJ Bank segment operations, refer to the information presented in Item 1 “Business” of this Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Operating results

	Year ended September 30,			% change
$ in thousands	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues:
Interest income	$792,970	$609,971	$501,967	30%	22%
Interest expense	(88,609)	(35,175)	(23,277)	152%	51%
Net interest income	704,361	574,796	478,690	23%	20%
Other	22,314	17,874	15,276	25%	17%
Net revenues	726,675	592,670	493,966	23%	20%
Non-interest expenses:
Compensation and benefits	40,670	33,991	29,742	20%	14%
Communications and information processing	9,713	7,946	7,090	22%	12%
Loan loss provision	20,481	12,987	28,167	58%	(54)%
FDIC insurance premiums	20,145	16,832	15,478	20%	9%
Affiliate deposit account servicing fees to PCG	91,720	67,981	43,145	35%	58%
Other	52,167	43,630	33,048	20%	32%
Total non-interest expenses	234,896	183,367	156,670	28%	17%
Pre-tax income	$491,779	$409,303	$337,296	20%	21%

Year ended September 30, 2018 compared with the year ended September 30, 2017

Net revenues of $727 million increased $134 million, or 23%, primarily reflecting an increase in net interest income. Pre-tax income of $492 million increased $82 million, or 20%.

Net interest income increased $130 million, or 23%, due to a $3.19 billion increase in average interest-earning banking assets, as well as an increase in net interest margin. The increase in average interest-earning banking assets was driven by growth in average loans of $2.15 billion and a $967 million increase in our average available-for-sale securities portfolio. The net interest margin increased to 3.22% from 3.10%, due to an increase in asset yields, offset by an increase in the total cost of funds. The increase in asset yields primarily resulted from an increase in the loan portfolio yield due to an increase in interest rates. The total cost of funds increased primarily due to an increase in deposit costs, a result of increased interest rates and balances. Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $3.00 billion.

The loan loss provision increased by $7 million, primarily due to higher corporate loan growth, partially offset by lower reserve rates on pass-rated, corporate loans as a result of improved credit characteristics.

Non-interest expenses (excluding the loan loss provision) increased $44 million, or 26%, including a $24 million increase in affiliate deposit account servicing fees to PCG due to an increase in client accounts and a $7 million increase in compensation and benefits expense resulting from compensation increases and staff additions to support the growth of the business.

Year ended September 30, 2017 compared to the year ended September 30, 2016

Net revenues of $593 million increased $99 million, or 20%, primarily reflecting an increase in net interest income. Pre-tax income of $409 million increased $72 million, or 21%.

Net interest income increased $96 million, or 20%, primarily due to a $2.92 billion increase in average interest-earning banking assets and an increase in net interest margin. The increase in average interest-earning banking assets was driven by a $1.94 billion increase in average loans and a $1.03 billion increase in our average available-for-sale securities portfolio. The net interest margin increased to 3.10% from 3.04% due to an increase in the total banking assets yield, partially offset by an increase in RJ Bank’s total cost of funds. The increase in the total banking assets yield was primarily due to an increase in the loan portfolio yield resulting from an overall rise in market interest rates. The increase in the total cost of funds primarily resulted from the rise in market interest rates as well as an increase in average FHLB advances. Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $2.83 billion.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The loan loss provision decreased $15 million, or 54%, due to the change in mix of loan growth during fiscal 2017. Growth was significantly lower in the C&I loan portfolio during the year, which has higher allowance percentages, and was higher in the residential mortgage loans, securities-based loans and tax-exempt loans portfolios, which have lower allowance percentages. This positive impact was partially offset by additional provision during the current year for C&I loans and CRE loans in specific industry sectors.
During August and September 2017, Texas and Florida suffered severe damage from Hurricanes Harvey and Irma. We performed an assessment of the impact to our loan portfolio associated with these weather-related events and determined that only our residential mortgage loan portfolio could be impacted. A qualitative adjustment was made to the allowance for loan losses during the 2017 fiscal year with respect to the residential mortgage loan portfolio.

Non-interest expenses (excluding the loan loss provision) increased $42 million, or 33%, primarily reflecting a $25 million increase in affiliate deposit account servicing fees to PCG due to an increase in client accounts and a $4 million increase in compensation and benefits expense resulting from compensation increases and staff additions to support the growth of the business.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents average balances, interest income and expense, the related interest yields and rates, and interest spreads and margins for RJ Bank.

	Year ended September 30,
	2018			2017			2016
$ in thousands	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
Interest-earning banking assets:
Cash	$956,567	$14,996	1.57%	$859,020	$7,696	0.90%	$884,556	$4,140	0.47%
Available-for-sale securities	2,429,718	49,628	2.04%	1,462,938	25,970	1.78%	432,626	6,757	1.56%
Bank loans, net of unearned income:
Loans held for investment:
C&I loans	7,618,949	326,042	4.22%	7,340,052	281,274	3.78%	7,171,402	271,476	3.73%
CRE construction loans	165,780	8,547	5.08%	129,073	6,184	4.73%	169,101	8,462	4.92%
CRE loans	3,231,369	132,898	4.06%	2,831,870	100,563	3.50%	2,297,224	70,048	3.00%
Tax-exempt loans	1,146,493	29,567	3.42%	891,922	23,057	3.98%	617,701	16,707	4.16%
Residential mortgage loans	3,447,710	108,825	3.16%	2,803,464	83,537	2.94%	2,217,789	64,607	2.87%
SBL	2,689,612	111,403	4.09%	2,123,189	72,400	3.36%	1,713,243	51,515	2.96%
Loans held for sale	125,970	5,057	4.01%	159,384	5,156	3.34%	150,305	4,551	3.07%
Total loans, net	18,425,883	722,339	3.93%	16,278,954	572,171	3.55%	14,336,765	487,366	3.42%
FHLB stock, FRB stock, and other	138,635	6,007	4.33%	157,395	4,134	2.63%	186,589	3,704	1.98%
Total interest-earning banking assets	21,950,803	$792,970	3.62%	18,758,307	$609,971	3.28%	15,840,536	$501,967	3.18%
Non-interest-earning banking assets:
Unrealized loss on available-for-sale securities	(44,104)			(6,663)			(3,172)
Allowance for loan losses	(193,220)			(194,029)			(188,429)
Other assets	379,461			374,769			281,961
Total non-interest-earning banking assets	142,137			174,077			90,360
Total banking assets	$22,092,940			$18,932,384			$15,930,896
Interest-bearing banking liabilities:
Bank deposits:
Certificates of deposit	$372,052	$6,217	1.67%	$293,589	$4,325	1.47%	$345,628	$5,402	1.56%
Savings, money market, and NOW accounts	18,693,862	62,628	0.34%	15,975,308	16,230	0.10%	13,238,007	7,087	0.05%
FHLB advances and other	1,022,290	19,764	1.91%	820,594	14,620	1.76%	680,778	10,788	1.56%
Total interest-bearing banking liabilities	20,088,204	$88,609	0.44%	17,089,491	$35,175	0.20%	14,264,413	$23,277	0.16%
Non-interest-bearing banking liabilities	89,663			92,762			71,278
Total banking liabilities	20,177,867			17,182,253			14,335,691
Total banking shareholder’s equity	1,915,073			1,750,131			1,595,205
Total banking liabilities and shareholders’ equity	$22,092,940			$18,932,384			$15,930,896
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,862,599	$704,361		$1,668,816	$574,796		$1,576,123	$478,690
Bank net interest:
Spread			3.18%			3.08%			3.02%
Margin (net yield on interest-earning banking assets)			3.22%			3.10%			3.04%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			109.27%			109.77%			111.05%

Nonaccrual loans are included in the average loan balances in the preceding table. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis.

Fee income on loans included in interest income for the years ended September 30, 2018, 2017 and 2016 was $24 million, $38 million, and $36 million, respectively.

The yield on tax-exempt loans in the preceding table is presented on a tax-equivalent basis utilizing the applicable federal statutory rates for each of the years presented.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous year’s average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year’s volume. Changes applicable to both volume and rate have been allocated proportionately.

	Year ended September 30,
	2018 compared to 2017			2017 compared to 2016
	Increase/(decrease) due to			Increase/(decrease) due to
$ in thousands	Volume	Rate	Total	Volume	Rate	Total
Interest revenue:
Interest-earning banking assets:
Cash	$874	$6,426	$7,300	$(120)	$3,676	$3,556
Available-for-sale securities	17,162	6,496	23,658	13,682	5,531	19,213
Bank loans, net of unearned income:
Loans held for investment:
C&I loans	10,687	34,081	44,768	6,384	3,414	9,798
CRE construction loans	1,759	604	2,363	(2,003)	(275)	(2,278)
CRE loans	14,187	18,148	32,335	16,303	14,212	30,515
Tax-exempt loans	6,580	(70)	6,510	7,416	(1,066)	6,350
Residential mortgage loans	19,197	6,091	25,288	17,062	1,868	18,930
SBL	19,315	19,688	39,003	12,327	8,558	20,885
Loans held for sale	(1,081)	982	(99)	275	330	605
Total bank loans, net	70,644	79,524	150,168	57,764	27,041	84,805
FHLB stock, FRB stock and other	(493)	2,366	1,873	(579)	1,009	430
Total interest-earning banking assets	$88,187	$94,812	$182,999	$70,747	$37,257	$108,004
Interest expense:
Interest-bearing banking liabilities:
Bank deposits:
Certificates of deposit	$1,156	$736	$1,892	$(814)	$(263)	$(1,077)
Savings, money market, and NOW accounts	2,762	43,636	46,398	1,466	7,677	9,143
FHLB advances and other	3,594	1,550	5,144	2,216	1,616	3,832
Total interest-bearing banking liabilities	7,512	45,922	53,434	2,868	9,030	11,898
Change in net interest income	$80,675	$48,890	$129,565	$67,879	$28,227	$96,106

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Results of Operations – Other

This segment’s results include our private equity activities as well as certain corporate overhead costs of RJF, including the interest cost on our public debt, losses on extinguishment of debt, and the acquisition and integration costs associated with certain acquisitions. For an overview of our Other segment operations, refer to the information presented in Item 1 “Business” of this Form 10-K.

Operating results

	Year ended September 30,			% change
$ in thousands	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues:
Interest income	$41,577	$24,998	$16,977	66%	47%
Realized/unrealized gains - private equity investments	8,944	31,386	23,735	(72)%	32%
Other	9,471	9,114	5,579	4%	63%
Total revenues	59,992	65,498	46,291	(8)%	41%
Interest expense	(75,148)	(95,368)	(77,983)	(21)%	22%
Net revenues	(15,156)	(29,870)	(31,692)	49%	6%
Non-interest expenses:
Compensation and other	66,442	64,573	60,448	3%	7%
Acquisition-related expenses	3,927	17,995	40,706	(78)%	(56)%
Losses on extinguishment of debt	—	45,746	—	(100)%	NM
Total non-interest expenses	70,369	128,314	101,154	(45)%	27%
Loss before taxes and including noncontrolling interests:	(85,525)	(158,184)	(132,846)	46%	(19)%
Noncontrolling interests	(2,324)	11,695	15,702
Pre-tax loss excluding noncontrolling interests	$(83,201)	$(169,879)	$(148,548)	51%	(14)%

Year ended September 30, 2018 compared to the year ended September 30, 2017

The pre-tax loss generated by this segment of $83 million was $87 million, or 51%, less than the loss generated in the prior year.

Net revenues in this segment increased $15 million, or 49%, due to an increase in our net interest expense, partially offset by lower net gains on our private equity investments.

Net interest expense decreased by $37 million, or 52%, primarily due to a decrease in interest expense on our senior notes payable and an increase in interest income. The decline in interest expense on our senior notes was due to a decrease in the average interest rate and a lower average balance outstanding as a result of net redemptions in the prior year. Interest income increased as a result of the increase in interest rates earned on higher corporate cash balances.

Non-interest expenses decreased $58 million, or 45%, as the prior year included a $46 million loss on extinguishment of debt comprised of a make-whole premium and the acceleration of unamortized debt issuance costs related to the early extinguishment of our senior notes during the prior year. Acquisition-related expenses in fiscal year 2018, which were $14 million lower than the prior year, pertained to certain incremental expenses incurred in connection with our acquisition of the Scout Group, which closed in November 2017. Prior year acquisition-related expenses primarily related to our acquisitions of the Scout Group, as well as our fiscal year 2016 acquisitions of Alex. Brown and 3Macs. See Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K for information regarding the components of these expenses.

Year ended September 30, 2017 compared to the year ended September 30, 2016

The pre-tax loss generated by this segment of $170 million was $21 million, or 14%, more than the loss in fiscal 2016.

Net revenues in this segment decreased $2 million, or 6%, due to higher net gains arising from our private equity investments portfolio, which increased $8 million, a portion of which relates to noncontrolling interests, compared to fiscal 2016.

Net interest expense increased by $9 million, or 15%, due to an increase in interest expense, partially offset by an increase in interest income. The increase in interest expense was the result of an increase in the average outstanding balance of our senior notes. The increase in interest income was due to an increase in interest rates and higher corporate cash balances.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Non-interest expenses increased $27 million, or 27%. Fiscal year 2017 included $46 million of losses on extinguishment of debt comprised of a make-whole premium and the acceleration of unamortized debt issuance costs related to the early extinguishment of our senior notes during fiscal 2017. Acquisition-related expenses in fiscal year 2017, which were $23 million, or 56%, lower than fiscal 2016, pertained to certain incremental expenses incurred in connection with our November 2017 acquisition of the Scout Group as well as our fiscal year 2016 acquisitions of Alex. Brown and 3Macs. See Note 3 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding the components of these expenses.

Certain statistical disclosures by bank holding companies

We are required to provide certain statistical disclosures required for bank holding companies under the SEC’s Industry Guide 3.  The following table provides certain of those disclosures.

	Year ended September 30,
	2018	2017	2016
Return on average assets	2.4%	1.9%	1.9%
Return on average equity	14.4%	12.2%	11.3%
Average equity to average assets	16.5%	15.9%	16.6%
Dividend payout ratio	19.1%	20.3%	21.9%

Return on average assets is computed by dividing net income attributable to RJF for the year indicated by average assets for each respective fiscal year. Average assets is computed by adding total assets as of each quarter-end to the beginning of the year total, and dividing by five.

Return on average equity is computed by dividing net income attributable to RJF for the year indicated by average equity attributable to RJF for each respective fiscal year. Average equity is computed by adding the total equity attributable to RJF as of each quarter-end to the beginning of the year total, and dividing by five.

Average equity to average assets is computed by dividing average equity by average assets as calculated in accordance with the previous explanations.

Dividend payout ratio is computed by dividing dividends declared per common share during the fiscal year by earnings per diluted common share.

Refer to the “Results of Operations - RJ Bank” and “Risk management - Credit Risk” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations and to the Notes to Consolidated Financial Statements of this Form 10-K for the other required disclosures.

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

Cash and cash equivalents decreased $169 million to $3.50 billion at September 30, 2018 due to the firm using $3.48 billion of cash for its investing activities, primarily investments in bank loans and our available-for-sale securities portfolio during the year. Offsetting the cash used for investing activities, operating activities provided $1.90 billion of cash during the year. Financing activities provided cash of $1.42 billion, primarily driven by an increase in bank deposits, as RJ Bank retained a higher portion of RJBDP balances, partially offset by repayments of short-term borrowings and payments of dividends to our shareholders during the year.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and available from committed and uncommitted financing facilities provide adequate funds for continuing operations at current levels of activity.

Sources of liquidity

Approximately $1.40 billion of our total September 30, 2018 cash and cash equivalents included cash on hand at the parent, as well as parent cash loaned to RJ&A.  The following table presents our holdings of cash and cash equivalents.

$ in thousands	September 30, 2018
RJF	$694,695
RJ&A	1,604,648
RJ Bank	354,131
RJ Ltd.	355,699
RJFS	136,951
Carillon Tower	100,443
Other subsidiaries	253,739
Total cash and cash equivalents	$3,500,306

RJF maintained depository accounts at RJ Bank with a balance of $277 million as of September 30, 2018. The portion of this total that was available on demand without restrictions, which amounted to $254 million as of September 30, 2018, is reflected in the RJF total (and is excluded from the RJ Bank cash balance in the preceding table).

RJF had loaned $735 million to RJ&A as of September 30, 2018 (such amount is included in the RJ&A cash balance in the preceding table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities. On October 1, 2018 we deposited approximately $400 million of cash into RJ&A’s segregated reserve accounts as a result of its year end reserve calculation.

In addition to the cash balances described, we have various other potential sources of cash available to the parent from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF, the parent company, from RJ&A and RJ Bank.

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from client transactions. In addition, covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At September 30, 2018, RJ&A significantly exceeded both the minimum regulatory requirements and the covenants in its financing arrangements pertaining to net capital. At that date, RJ&A had excess net capital of $868 million, of which $438 million was available for dividend while still maintaining the internally-targeted net capital ratio of 15% of aggregate debit items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval.

RJ Bank may pay dividends to RJF without the prior approval of its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted regulatory capital ratios.  At September 30, 2018, RJ Bank had $226 million of capital in excess of the amount it would need at September 30, 2018 to maintain its targeted regulatory capital ratios, and could pay a dividend of such amount without requiring prior approval of its regulator.

Although we have liquidity available to us from our other subsidiaries, the available amounts are not as significant as those previously described and, in certain instances, may be subject to regulatory requirements.

Borrowings and financing arrangements

Committed financing arrangements

Our ability to borrow is dependent upon compliance with the conditions in our various loan agreements and, in the case of secured borrowings, collateral eligibility requirements. Our committed financing arrangements are in the form of either tri-party repurchase agreements or, in the case of the RJF Credit Facility, an unsecured line of credit. The required market value of the collateral associated with the committed secured facilities ranges from 102% to 125% of the amount financed.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents our committed financing arrangements with third-party lenders, which we generally utilize to finance a portion of our fixed income trading instruments held, and the outstanding balances related thereto.

	September 30, 2018
$ in thousands	RJ&A	RJF	Total	Total number of arrangements
Financing arrangement:
Committed secured	$300,000	$—	$300,000	3
Committed unsecured	—	300,000	300,000	1
Total committed financing arrangements	$300,000	$300,000	$600,000	4

Outstanding borrowing amount:
Committed secured	$—	$—	$—
Committed unsecured	—	—	—
Total outstanding borrowing amount	$—	$—	$—

Uncommitted financing arrangements

Our uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit. Our arrangements with third-party lenders are generally utilized to finance a portion of our fixed income securities or for cash management purposes. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed. As of September 30, 2018, we had outstanding borrowings under two uncommitted secured borrowing arrangements with lenders out of a total of 13 uncommitted financing arrangements (seven uncommitted secured and six uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

The following table presents our borrowings on uncommitted financing arrangements, all of which were in RJ&A.

$ in thousands	September 30, 2018
Outstanding borrowing amount:
Uncommitted secured	$186,205
Uncommitted unsecured	—
Total outstanding borrowing amount	$186,205

Other financings

RJ Bank had $875 million in FHLB borrowings outstanding at September 30, 2018, comprised of floating-rate advances totaling $850 million and a $25 million fixed-rate advance, all of which were secured by a blanket lien on RJ Bank’s residential mortgage loan portfolio (see Note 14 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding these borrowings). RJ Bank had an additional $1.79 billion in immediate credit available from the FHLB as of September 30, 2018 and, with the pledge of additional eligible collateral to the FHLB, total available credit of up to 30% of total assets.

RJ Bank is eligible to participate in the FRB’s discount-window program; however, we do not view borrowings from the FRB as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the FRB, and is secured by pledged C&I loans.

We act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another.  Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by clients, others or the firm.  We account for each of these types of transaction as collateralized agreements and financings, with the outstanding balances related to the securities loaned included in “Securities loaned” on our Consolidated Statements of Financial Condition of this Form 10-K, in the amount of $423 million as of September 30, 2018. Such financings are generally collateralized by cash or other collateral.  See Note 7 of the Notes to Consolidate Financial Statements of this Form 10-K for more information on our securities borrowed and securities loaned.

From time to time we purchase securities under agreements to resell (“reverse repurchase agreements”) and sell securities under agreements to repurchase (“repurchase agreements”).  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balances on the repurchase agreements included in “Securities sold under agreements to repurchase” on our Consolidated Statements of Financial Condition of this Form 10-K, in the amount $186 million as of September 30, 2018 (which

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

are reflected in the preceding table of uncommitted financing arrangements). Such financings are generally collateralized by non-customer, RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements.
The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period-end balances for repurchase agreements and reverse repurchase agreements is detailed in the following table.

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in thousands)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
September 30, 2018	$117,388	$186,205	$186,205	$354,991	$375,616	$372,603
June 30, 2018	$151,233	$164,891	$115,464	$364,410	$368,822	$343,052
March 31, 2018	$163,923	$157,466	$142,791	$378,109	$448,474	$448,474
December 31, 2017	$218,690	$229,036	$229,036	$443,391	$506,711	$307,742
September 30, 2017	$241,365	$247,048	$220,942	$463,618	$503,462	$404,462

At September 30, 2018, in addition to the financing arrangements previously described, we had $24 million outstanding on a mortgage loan for our St. Petersburg, Florida home-office complex, that is included in “Other borrowings” in our Consolidated Statements of Financial Condition of this Form 10-K.

At September 30, 2018 we had aggregate outstanding senior notes payable of $1.55 billion. Our senior notes payable, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $250 million par 5.625% senior notes due 2024, $500 million par 3.625% senior notes due 2026, and $800 million par 4.95% senior notes due 2046. See Note 15 of the Notes to the Consolidated Financial Statements of this Form 10-K for additional information.

Our senior long-term debt ratings as of the most current report are detailed in the following table.

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

Should our credit rating be downgraded prior to a public debt offering, it is probable that we would have to offer a higher rate of interest to bond holders.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable.  A downgrade below investment grade could result in the termination of certain derivative contracts and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions (see Note 6 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information). A credit downgrade could damage our reputation and result in certain counterparties limiting their business with us, result in negative comments by analysts, and potentially negatively impact investor perception of us, and cause a decline in our stock price and/or our clients’ perception of us. A credit downgrade would result in RJF incurring a higher commitment fee on any unused balance on the $300 million RJF Credit Facility, in addition to triggering a higher interest rate applicable to any borrowings outstanding on that line as of and subsequent to such downgrade. Conversely, an improvement in RJF’s current credit rating could have a favorable impact on the commitment fee, as well as the interest rate, applicable to any borrowings on such line. None of our borrowing arrangements contain a condition or event of default related to our credit ratings.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed while others are company-directed. Certain policies which we could readily borrow against had a cash surrender value of $504 million as of September 30, 2018, comprised of $292 million related to employee-directed plans and $212 million related to company-directed plans, and we were able to borrow up to 90%, or $454 million, of the September 30, 2018 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of September 30, 2018.

Between October 1, 2018 and November 19, 2018, we utilized the remaining $214 million under our Board authorization to repurchase 2.77 million shares of our common stock at a weighted-average price of $77.25. See Item 5 “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” of this Form 10-K for more information.

On May 18, 2018, we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune.

See the Contractual obligations section of this MD&A for information regarding our contractual obligations.

Statement of financial condition analysis

The assets on our consolidated statements of financial condition consisted primarily of cash and cash equivalents (a large portion of which is segregated for the benefit of clients), receivables including bank loans, financial instruments held for either trading purposes or as investments, and other assets.  A significant portion of our assets were liquid in nature, providing us with flexibility in financing our business.

Total assets of $37.41 billion as of September 30, 2018 were $2.53 billion, or 7%, higher than our total assets as of September 30, 2017. The increase in assets was primarily due to a $2.51 billion increase in net bank loans and a $508 million increase in our available-for-sale securities portfolio, in line with our growth plans for such assets, as well as a $576 million increase in brokerage client receivables reflecting client activity. Offsetting these increases, cash segregated pursuant to regulations decreased $1.03 billion compared with September 30, 2017.

As of September 30, 2018, our total liabilities of $30.96 billion were $1.77 billion, or 6%, higher than our total liabilities as of September 30, 2017, primarily reflecting a $2.21 billion increase in bank deposits, as RJ Bank retained a higher portion of RJBDP balances to fund a portion of our loan and available-for-sale securities portfolio growth. Brokerage client payables increased $213 million, due to an increase in client cash held at the firm as of September 30, 2018. Offsetting these increases was a $615 million decrease in other borrowings due to the repayment of certain borrowings during the year.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Contractual obligations

The following table sets forth our contractual obligations and payments due thereunder by fiscal year.

		Year ended September 30,
$ in thousands	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt obligations:
Senior notes payable - principal	$1,550,000	$—	$—	$—	$—	$—	$1,550,000
Long-term portion of other borrowings	893,837	—	855,430	30,748	6,084	1,575	—
Long-term debt obligations	2,443,837	—	855,430	30,748	6,084	1,575	1,550,000
Contractual interest payments	1,375,197	91,736	86,949	73,043	72,430	71,802	979,237
Operating lease obligations	410,764	95,556	83,591	70,487	51,426	39,544	70,160
Purchase obligations	271,548	140,679	50,264	25,745	12,072	9,858	32,930
Other long-term liabilities:
Certificates of deposit (including interest)	468,043	150,790	111,296	38,854	73,283	93,820	—
Other	13,743	9,176	2,193	1,483	891	—	—
Subtotal long-term liabilities	481,786	159,966	113,489	40,337	74,174	93,820	—
Total contractual obligations	$4,983,132	$487,937	$1,189,723	$240,360	$216,186	$216,599	$2,632,327

Contractual interest payments represent estimated future interest payments related to our senior notes, mortgage note payable, FHLB advances, and unsecured borrowings with original maturities greater than one year based on applicable interest rates at September 30, 2018. Estimated future interest payments for FHLB advances include the effect of the related interest rate hedges, which swap variable interest rate payments to fixed interest payments. See Notes 14 and 15 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our senior notes payable and other borrowings.

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

We have entered into investment commitments, lending commitments and other commitments to extend credit for which we are unable to reasonably predict the timing of future payments. See Note 17 of the Notes to Consolidated Financial Statements of this Form 10-K for further information.

Regulatory

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” of this Form 10-K.

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of September 30, 2018, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF and RJ Bank were categorized as “well capitalized” as of September 30, 2018.

The maintenance of certain risk-based regulatory capital levels could impact various capital allocation decisions impacting one or more of our businesses.  However, due to the strong capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities.

See Note 21 of the Notes to Consolidated Financial Statements of this Form 10-K for information on regulatory and capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Critical accounting estimates

The consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during any reporting period in our consolidated financial statements. Management has established detailed policies and control procedures intended to ensure the appropriateness of such estimates and assumptions and their consistent application from period to period. For a description of our significant accounting policies, see Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K.

We believe that of our accounting estimates and assumptions, those described in the following sections involve a high degree of judgment and complexity. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. Therefore, understanding these critical accounting estimates is important in understanding our reported results of operations and financial position.

Valuation of financial instruments

The use of fair value to measure financial instruments, with related gains or losses recognized in our Consolidated Statements of Income and Comprehensive Income, is fundamental to our financial statements and our risk management processes.

“Financial instruments owned” and “Financial instruments sold but not yet purchased” are reflected in the Consolidated Statements of Financial Condition at fair value. Unrealized gains and losses related to these financial instruments are reflected in our net income or our other comprehensive income/(loss) (“OCI”), depending on the underlying purpose of the instrument.

We measure the fair value of our financial instruments in accordance with GAAP, which defines fair value, establishes a framework that we use to measure fair value and provides for certain disclosures in our financial statements. Fair value is defined by GAAP as the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability.

In determining the fair value of our financial instruments in accordance with GAAP, we use various valuation approaches, including market and/or income approaches. Fair value is a market-based measure considered from the perspective of a market participant. As such, our fair value measurements reflect assumptions that we believe market participants would use in pricing the asset or liability at the measurement date. In determining fair value, GAAP provides for the following three levels to be used to classify our fair value measurements.

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs that are other than quoted prices in active markets, but which are either directly or indirectly observable as of the reporting date (i.e., prices for similar instruments).

Level 3 - Inputs that cannot be observed in market activity.

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

See Notes 2, 4, 5 and 6 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information on our financial instruments.

Assets and liabilities measured at fair value on a recurring basis

As of both September 30, 2018 and September 30, 2017, 10% of our total assets and 2% of our total liabilities were financial instruments measured at fair value on a recurring basis.

Financial instruments owned and measured at fair value on a recurring basis categorized as Level 3 amounted to $124 million as of September 30, 2018, and represented 3% of our assets measured at fair value and 2% of our total equity. Our Level 3 assets were primarily comprised of preferred auction rate securities (“ARS”) and private equity investments. Our Level 3 assets declined $77 million compared with September 30, 2017, primarily due to sales of ARS and certain private equity investments.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Valuation techniques

The fair values for certain of our financial instruments are derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments which are actively traded will generally have a higher degree of price transparency than financial instruments that are thinly traded. In accordance with GAAP, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. We have determined the market for certain other types of financial instruments, including private equity investments and auction-rate securities, to be uncertain or inactive as of both September 30, 2018 and 2017. As a result, the valuation of these financial instruments included management judgment in determining the relevance and reliability of market information available. We considered the inactivity of the market to be evidenced by several factors, including low levels of price transparency caused by a low volume of trades, stale transaction prices and transaction prices that varied significantly either over time or among market makers.

See Notes 2 and 4 of the Notes to Consolidated Financial Statements of this Form 10-K for further information about the level within the fair value hierarchy, specific valuation techniques and inputs, and other significant accounting policies pertaining to financial instruments at fair value.

Loss provisions

Loss provisions arising from legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K. In addition, refer to Note 17 of the Notes to the Consolidated Financial Statements of this Form 10-K for information regarding legal and regulatory matter contingencies as of September 30, 2018.

Loan loss provisions arising from operations of RJ Bank

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio. Refer to Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K for discussion of RJ Bank’s policies regarding the allowance for loan losses, and refer to Note 8 of the Notes to Consolidated Financial Statements of this Form 10-K for quantitative information regarding the allowance balance as of September 30, 2018.

At September 30, 2018, the amortized cost of all RJ Bank loans was $19.7 billion and an allowance for loan losses of $203 million was recorded against that balance. The total allowance for loan losses was equal to 1.04% of the amortized cost of the loan portfolio.

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

Recent accounting developments

For information regarding our recent accounting developments, see Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K.

Off-Balance sheet arrangements

For information regarding our off-balance sheet arrangements, see Notes 2 and 17 of the Notes to Consolidated Financial Statements of this Form 10-K.

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

Risk management

Risks are an inherent part of our business and activities. Management of these risks is critical to our fiscal soundness and profitability. Our risk management processes are multi-faceted and require communication, judgment and knowledge of financial products and markets. We have a formal Enterprise Risk Management (“ERM”) program to assess and review aggregate risks across the firm. Our management takes an active role in the ERM process, which requires specific administrative and business functions to participate in the identification, assessment, monitoring and control of various risks. The results of this process are extensively documented and reported to executive management and the Audit and Risk Committee of the Board of Directors.

The principal risks related to our business activities are market, credit, liquidity, operational, model, and compliance.

Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our inventory, derivative and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and, to a lesser extent, through our banking operations. Our broker-dealer subsidiaries, primarily RJ&A, trade taxable and tax-exempt debt obligations and act as an active market maker in over-the-counter equity securities. In connection with these activities, we maintain inventories in order to ensure availability of securities and to facilitate client transactions. We also hold investments in MBS and CMOs within RJ Bank’s available-for-sale securities portfolio, and also from time-to-time may hold SBA loan securitizations not yet transferred.

See Notes 2, 4, 5 and 6 of the Notes to Consolidated Financial Statements of this Form 10-K for fair value and other information regarding our trading inventories, available-for-sale securities and derivative instruments.

Changes in value of our trading inventory may result from fluctuations in interest rates, credit spreads, equity prices, macroeconomic factors, asset liquidity and dynamic relationships among these factors. We manage our trading inventory by product type and have established trading desks with responsibility for particular product types. Our primary method of controlling risk in our trading inventory is through the establishment and monitoring of risk-based limits and limits on the dollar amount of securities positions held overnight in inventory. A hierarchy of limits exists at multiple levels including firm, division, trading desk (e.g., for OTC equities, corporate bonds, municipal bonds), product sub-type (e.g., below-investment-grade positions) and individual trader. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed daily to senior management. Trading positions are carefully monitored for potential limit violations. Management likewise monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For our derivatives positions, which are composed primarily of interest rate swaps but include futures contracts and forward foreign exchange contracts, we monitor daily exposure against established limits with respect to a number of factors, including interest rates, foreign exchange spot and forward rates, spread, ratio, basis and volatility risk. These derivative exposures are monitored both on a total portfolio basis and separately for each agreement for selected maturity periods.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

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

The Fed’s MRR requires us to perform daily back testing procedures of our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income and intraday trading. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the year ended September 30, 2018, our regulatory-defined daily loss in our trading portfolios exceeded our predicted VaR twice.

The following table sets forth the high, low, period end and daily average VaR for all of our trading portfolios, including fixed income, equity, and derivative instruments, for the period and dates indicated.

	Year ended September 30, 2018		Period end VaR		Daily average VaR
$ in thousands	High	Low	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Daily VaR	$3,917	$654	$1,204	$1,427	$1,437	$1,827

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

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency MBS which are issued on behalf of various state and local housing finance agencies. These activities result in exposure to interest rate risk. In order to hedge the interest rate risk to which we would otherwise be exposed between the date of the commitment and the date of sale of the MBS, we enter into to be announced (“TBA”) security contracts with investors for generic MBS at specific rates and prices to be delivered on settlement dates in the future. See Notes 2 and 17 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding these activities.

Banking operations

RJ Bank maintains an earning asset portfolio that is comprised of cash, C&I loans, tax-exempt loans, SBL, commercial and residential real estate loans, MBS and CMOs (both of which are held in the available-for-sale securities portfolio), SBA loan securitizations and a trading portfolio of corporate loans.  Those earning assets are primarily funded by client deposits.  Based on its current earning asset portfolio, RJ Bank is subject to interest rate risk.  In recent years, RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising given the Federal Reserve Bank’s increases in short-term interest rates since December 2015.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. This committee uses several measures to monitor and limit RJ Bank’s interest rate risk, including scenario analysis and economic value of equity.

RJ Bank uses simulation models and estimation techniques to assess the sensitivity of net interest income to movements in interest rates. To ensure that RJ Bank remains within its tolerances established for net interest income, a sensitivity analysis of net interest income to interest rate conditions is estimated under a variety of scenarios. The model estimates the sensitivity by calculating interest income and interest expense in a dynamic balance sheet environment using current repricing, prepayment, and reinvestment of cash flow assumptions over a twelve month time horizon. Various interest rate scenarios are modeled in order to determine the effect those scenarios may have on net interest income. Scenarios presented include instantaneous interest rate shocks of up 100 and 200 basis points and down 100 basis points. While not presented, additional rate scenarios are performed including interest rate ramps and yield curve shifts that may more realistically mimic the speed of potential interest rate movements. RJ Bank also performs simulations on time horizons up to five years to assess longer term impacts to various interest rate scenarios. On a quarterly basis, RJ Bank tests expected model results to actual performance. Additionally, any changes made to key assumptions in the model are documented and approved by RJ Bank’s Asset Liability Management Committee.

We utilize a hedging strategy using interest rate swaps as a result of RJ Bank’s asset and liability management process previously described.  For further information regarding this risk management objective, see the discussion of this hedging strategy in Notes 2 and 6 of the Notes to Consolidated Financial Statements of this Form 10-K.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model.

Instantaneous changes in rate	Net interest income ($ in thousands)	Projected change in net interest income
+200	$776,537	(6.51)%
+100	$804,936	(3.09)%
0	$830,600	—
-100	$766,500	(7.72)%

Refer to “Management’s Discussion and Analysis - Net interest analysis” of this Form 10-K, for a discussion of the impact changes in short-term interest rates could have on the firm’s operations.

The following table shows the contractual maturities of RJ Bank’s loan portfolio at September 30, 2018, including contractual principal repayments.  This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table. Loan amounts in the table exclude unearned income and deferred expenses.

	Due in
$ in thousands	One year or less	> One year – five years	> 5 years	Total
Loans held for investment:
C&I loans	$69,666	$3,687,554	$4,028,017	$7,785,237
CRE construction loans	—	133,118	17,707	150,825
CRE loans	429,584	2,489,507	705,316	3,624,407
Tax-exempt loans	—	23,535	1,203,577	1,227,112
Residential mortgage loans	898	2,907	3,752,804	3,756,609
SBL	3,029,873	3,517	—	3,033,390
Total loans held for investment	3,530,021	6,340,138	9,707,421	19,577,580
Loans held for sale	—	12	153,661	153,673
Total loans	$3,530,021	$6,340,150	$9,861,082	$19,731,253

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at September 30, 2018. Loan amounts in the table exclude unearned income and deferred expenses.

	Interest rate type
$ in thousands	Fixed	Adjustable	Total
Loans held for investment:
C&I loans	$17,884	$7,697,687	$7,715,571
CRE construction loans	—	150,825	150,825
CRE loans	78,917	3,115,906	3,194,823
Tax-exempt loans	1,195,212	31,900	1,227,112
Residential mortgage loans	238,994	3,516,717	3,755,711
SBL	3,517	—	3,517
Total loans held for investment	1,534,524	14,513,035	16,047,559
Loans held for sale	1,937	151,736	153,673
Total loans	$1,536,461	$14,664,771	$16,201,232

Contractual loan terms for C&I, CRE, CRE construction and residential mortgage loans may include an interest rate floor and/or fixed interest rates for a certain period of time, which would impact the timing of the interest rate reset for the respective loan.

See the discussion within the “Management’s Discussion and Analysis - Risk management - Credit risk - Risk monitoring process” section of this Form 10-K for additional information regarding RJ Bank’s interest-only residential mortgage loan portfolio.

In our RJ Bank available-for-sale securities portfolio, we hold primarily fixed-rate agency MBS and CMOs which were carried at fair value in our Consolidated Statements of Financial Condition at September 30, 2018 with changes in the fair value of the portfolio recorded through OCI in our Consolidated Statements of Income and Comprehensive Income. At September 30, 2018, our RJ Bank available-for-sale securities portfolio had a fair value of $2.63 billion with a weighted-average yield of 2.29% and average expected duration of three years. See Note 5 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Other

We hold ARS, which are long-term variable rate securities tied to short-term interest rates, that are accounted for as available-for-sale and are carried at fair value on our Consolidated Statements of Financial Condition. These securities generally have embedded penalty interest rate provisions in the event auctions fail to set the security’s interest rate, which are based upon a stated interest rate spread over what is typically a short-term base interest rate index. As short-term interest rates rise, the penalty rate that is specified in the security increases and the fair value of the security increases, as we estimate that at some level of increase in short-term interest rates, issuers of the securities will have the economic incentive to refinance (and thus prepay) the securities.  See Notes 2, 4 and 5 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information on these securities.

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

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar. For example, a portion of our bank loan portfolio includes loans which are denominated in Canadian dollars totaling $1.05 billion and $1.00 billion at September 30, 2018 and September 30, 2017, respectively. A portion of such loans are held by RJ Bank’s Canadian subsidiary, which is discussed in the following sections.

Investments in foreign subsidiaries

RJ Bank has an investment in a Canadian subsidiary, resulting in foreign exchange risk. To mitigate its foreign exchange risk, RJ Bank utilizes short-term, forward foreign exchange contracts. These derivative agreements are primarily accounted for as net investment

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

hedges in the consolidated financial statements. See Notes 2 and 6 of the Notes to Consolidated Financial Statements of this Form 10-K for further information regarding these derivative contracts.

We had foreign exchange risk in our investment in RJ Ltd. of CAD 352 million at September 30, 2018, which was not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in OCI on our Consolidated Statements of Income and Comprehensive Income. See Note 18 of the Notes to Consolidated Financial Statements of this Form 10-K for further information regarding all of our components of OCI.

We also have foreign exchange risk associated with our investments in subsidiaries located in Europe. These investments are not hedged and we do not believe we have material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries.

Transactions and resulting balances denominated in a currency other than the U.S. dollar

We are subject to foreign exchange risk due to our holdings of cash and certain other assets and liabilities resulting from transactions denominated in a currency other than the U.S. dollar. Any currency related gains/losses arising from these foreign currency denominated balances are reflected in “Other” revenues in our Consolidated Statements of Income and Comprehensive Income. The foreign exchange risk associated with a portion of such transactions and balances denominated in foreign currency are mitigated utilizing short-term, forward foreign exchange contracts. Such derivatives are not designated hedges and therefore, the related gains/losses associated with these contracts are included in “Other” revenues in our Consolidated Statements of Income and Comprehensive Income. See Note 6 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our derivative contracts.

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

We are subject to concentration risk if we hold large positions, extend large loans to, or have large commitments with a single counterparty, borrower, or group of similar counterparties or borrowers (e.g., in the same industry). Securities purchased under agreements to resell consist primarily of securities issued by the U.S. government or its agencies. Receivables from and payables to clients and securities borrowing and lending activities are conducted with a large number of clients and counterparties and potential concentration is carefully monitored. Inventory and investment positions taken and commitments made, including underwritings, may involve exposure to individual issuers and businesses. We seek to limit this risk through careful review of the underlying business and the use of limits established by senior management, taking into consideration factors including the financial strength of the counterparty, the size of the position or commitment, the expected duration of the position or commitment and other positions or commitments outstanding.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

RJ Bank has substantial C&I, CRE, tax-exempt, SBL and residential mortgage loan portfolios.  A significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector or sectors where RJ Bank has a concentration could result in large provisions for loan losses and/or charge-offs.

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

RJ Bank’s allowance for loan losses methodology is described in Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K. As RJ Bank’s loan portfolio is segregated into six portfolio segments, likewise, the allowance for loan losses is segregated by these same segments.  The risk characteristics relevant to each portfolio segment are as follows.

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

CRE construction: Loans in this segment have similar risk characteristics of loans in the CRE segment as previously described. In addition, project budget overruns and performance variables related to the contractor and subcontractors may affect the credit quality of loans in this segment. With respect to commercial construction of residential developments, there is also the risk that the builder has a geographical concentration of developments.  Adverse developments in all of these areas may significantly affect the credit quality of the loans in this segment.

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

Residential mortgage (includes home equity loans/lines):  All of RJ Bank’s residential mortgage loans adhere to stringent underwriting parameters pertaining to credit score and credit history, debt-to-income ratio of borrower, loan-to-value (“LTV”), and combined LTV (including second mortgage/home equity loans).  RJ Bank does not originate or purchase option adjustable rate mortgage (“ARM”) loans with negative amortization, reverse mortgages, or loans to subprime borrowers.  Loans with deeply discounted teaser rates are not originated or purchased.  All loans in this segment are collateralized by residential real estate and repayment is primarily dependent on the credit quality of the individual borrower.  A decline in the strength of the economy, particularly unemployment rates and housing prices, among other factors, could have a significant effect on the credit quality of loans in this segment.

SBL:  Loans in this segment are generally secured by marketable securities at advance rates consistent with industry standards. These loans are monitored daily for adherence to LTV guidelines and when a loan exceeds the required LTV, a collateral call is issued. Past due loans are minimal as any past due amounts result in a notice to the client for payment or the potential sale of securities which will bring the loan current.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

In evaluating credit risk, RJ Bank considers trends in loan performance, the level of allowance coverage relative to similar banking institutions, industry or customer concentrations, the loan portfolio composition and macroeconomic factors. There continue to be concerns over the retail and energy sectors. These factors have a potentially negative impact on loan performance and net charge-offs. However, during fiscal year 2018, corporate borrowers have continued to access the markets for new equity and debt.

Several factors were taken into consideration in evaluating the allowance for loan losses at September 30, 2018, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate. There was no material change in RJ Bank’s methodology for determining the allowance for loan losses during the year ended September 30, 2018.

The following table presents RJ Bank’s changes in the allowance for loan losses.

	Year ended September 30,
$ in thousands	2018	2017	2016	2015	2014
Allowance for loan losses beginning of year	$190,442	$197,378	$172,257	$147,574	$136,501
Provision for loan losses	20,481	12,987	28,167	23,570	13,565
Charge-offs:
C&I loans	(9,587)	(26,088)	(2,956)	(1,191)	(1,845)
CRE loans	(32)	—	—	—	(16)
Residential mortgage loans	(383)	(918)	(1,470)	(1,667)	(2,015)
Total charge-offs	(10,002)	(27,006)	(4,426)	(2,858)	(3,876)
Recoveries:
C&I loans	4	340	—	611	16
CRE loans	—	5,013	—	3,773	80
Residential mortgage loans	2,320	1,001	1,417	1,231	2,033
Total recoveries	2,324	6,354	1,417	5,615	2,129
Net (charge-offs)/recoveries	(7,678)	(20,652)	(3,009)	2,757	(1,747)
Foreign exchange translation adjustment	(495)	729	(37)	(1,644)	(745)
Allowance for loan losses end of year	$202,750	$190,442	$197,378	$172,257	$147,574
Allowance for loan losses to total bank loans outstanding	1.04%	1.11%	1.30%	1.32%	1.33%

See explanation of the loan loss provision in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - RJ Bank” of this Form 10-K. As a result of improved credit quality in the loan portfolio, the total allowance for loan losses to total bank loans outstanding declined to 1.04% at September 30, 2018 from 1.11% at September 30, 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following tables present net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment.

	Year ended September 30,
	2018		2017		2016
$ in thousands	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
C&I loans	$(9,583)	0.13%	$(25,748)	0.35%	$(2,956)	0.04%
CRE loans	(32)	—	5,013	0.18%	—	—
Residential mortgage loans	1,937	0.06%	83	—	(53)	—
Total	$(7,678)	0.04%	$(20,652)	0.13%	$(3,009)	0.02%

	Year ended September 30,
	2015		2014
$ in thousands	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
C&I loans	$(580)	0.01%	$(1,829)	0.03%
CRE loans	3,773	0.22%	64	—
Residential mortgage loans	(436)	0.02%	18	—
Total	$2,757	0.02%	$(1,747)	0.02%

The level of charge-off activity is a factor that is considered in evaluating the potential for severity of future credit losses. Net charge-offs during fiscal 2018 decreased $13 million as compared to the prior year. The decrease was due to the prior year reflecting the resolution of one C&I loan which resulted in a significant charge-off during fiscal 2017.

The following tables present the nonperforming loans balance and total allowance for loan losses balance for the periods presented.

	September 30,
	2018			2017
$ in thousands	Nonperforming loan balance	Allowance for loan losses balance	Loan category as a % of total loans receivable	Nonperforming loan balance	Allowance for loan losses balance	Loan category as a % of total loans receivable
Loans held for investment:
C&I loans	$1,558	$(123,395)	40%	$5,221	$(119,901)	43%
CRE construction loans	—	(3,168)	1%	—	(1,421)	1%
CRE loans	—	(46,811)	18%	—	(41,749)	18%
Tax-exempt loans	—	(8,544)	6%	—	(6,381)	6%
Residential mortgage loans	22,970	(16,886)	19%	33,749	(16,691)	18%
SBL	—	(3,946)	15%	—	(4,299)	14%
Loans held for sale	—	—	1%	—	—	—
Total	$24,528	$(202,750)	100%	$38,970	$(190,442)	100%
Total nonperforming loans as a % of RJ Bank total loans	0.12%			0.23%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

	September 30,
	2016			2015
$ in thousands	Nonperforming loan balance	Allowance for loan losses balance	Loan category as a % of total loans receivable	Nonperforming loan balance	Allowance for loan losses balance	Loan category as a % of total loans receivable
Loans held for investment:
C&I loans	$35,194	$(137,701)	48%	$—	$(117,623)	52%
CRE construction loans	—	(1,614)	1%	—	(2,707)	1%
CRE loans	4,230	(36,533)	17%	4,796	(30,486)	16%
Tax-exempt loans	—	(4,100)	5%	—	(5,949)	4%
Residential mortgage loans	41,783	(12,664)	16%	47,823	(12,526)	15%
SBL	—	(4,766)	12%	—	(2,966)	11%
Loans held for sale	—	—	1%	—	—	1%
Total	$81,207	$(197,378)	100%	$52,619	$(172,257)	100%
Total nonperforming loans as a % of RJ Bank total loans	0.53%			0.40%

	September 30,
	2014
$ in thousands	Nonperforming loan balance	Allowance for loan losses balance	Loan category as a % of total loans receivable
Loans held for investment:
C&I loans	$—	$(103,179)	58%
CRE construction loans	—	(1,594)	1%
CRE loans	18,876	(25,022)	15%
Tax-exempt loans	—	(1,380)	1%
Residential mortgage loans	61,789	(14,350)	16%
SBL	—	(2,049)	9%
Loans held for sale	—	—	—
Total	$80,665	$(147,574)	100%
Total nonperforming loans as a % of RJ Bank total loans	0.73%

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased $14 million during the year ended September 30, 2018 primarily due to an $11 million decrease in nonperforming residential mortgage loans. Included in nonperforming residential mortgage loans were $22 million in loans for which $11 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance.

The nonperforming loan balances above exclude $12 million, $14 million, $14 million, $15 million and $14 million as of September 30, 2018, 2017, 2016, 2015, and 2014, respectively, of residential troubled debt restructurings (“TDR”) which were returned to accrual status in accordance with our policy. Total nonperforming assets, including other real estate acquired in the settlement of residential mortgages, amounted to $28 million, $44 million, $86 million, $57 million and $86 million at as of September 30, 2018, 2017, 2016, 2015, and 2014, respectively. Total nonperforming assets as a percentage of RJ Bank total assets were 0.12%, 0.21%, 0.50%, 0.39% and 0.69% at as of September 30, 2018, 2017, 2016, 2015, and 2014 respectively.

Loan underwriting policies

A component of RJ Bank’s credit risk management strategy is conservative, well-defined policies and procedures. RJ Bank’s underwriting policies for the major types of loans are described below.

SBL and residential mortgage loan portfolios

RJ Bank’s residential mortgage loan portfolio consists of first mortgage loans originated by RJ Bank via referrals from our PCG financial advisors and the general public, as well as first mortgage loans purchased by RJ Bank. All of RJ Bank’s residential mortgage loans adhere to strict underwriting parameters pertaining to credit score and credit history, debt-to-income ratio of the borrower, LTV, and combined LTV (including second mortgage/home equity loans). As of September 30, 2018, approximately 70% of the residential loans were fully documented loans to industry standards and 96% of the residential mortgage loan portfolio consisted of owner-occupant borrowers (78% for their primary residences and 18% for second home residences). Approximately 25% of the first lien residential

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

mortgage loans were ARMs with interest-only payments based on a fixed rate for an initial period of the loan, typically five to seven years, then become fully amortizing, subject to annual and lifetime interest rate caps. A significant portion of our originated 15 or 30-year fixed-rate mortgage loans are sold in the secondary market. RJ Bank’s SBL portfolio is comprised of loans fully collateralized by client’s marketable securities and represented 15% of RJ Bank’s total loan portfolio as of September 30, 2018. The underwriting policy for RJ Bank’s SBL primarily includes a review of collateral, including LTV, with a limited review of repayment history.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents a summary of delinquent residential mortgage loans, which are comprised of loans which are two or more payments past due as well as loans in the process of foreclosure.

	Amount of delinquent residential loans			Delinquent residential loans as a percentage of outstanding loan balances
$ in thousands	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
September 30, 2018
Residential mortgage loans:
First mortgage loans	$2,214	$12,541	$14,755	0.06%	0.33%	0.39%
Home equity loans/lines	23	122	145	0.09%	0.46%	0.55%
Total residential mortgage loans	$2,237	$12,663	$14,900	0.06%	0.33%	0.39%

September 30, 2017
Residential mortgage loans:
First mortgage loans	$3,061	$19,823	$22,884	0.10%	0.63%	0.73%
Home equity loans/lines	248	18	266	0.91%	0.07%	0.98%
Total residential mortgage loans	$3,309	$19,841	$23,150	0.10%	0.63%	0.73%

At September 30, 2018, loans over 30 days delinquent (including nonperforming loans) decreased to 0.39% of residential mortgage loans outstanding, compared to 0.73% over 30 days delinquent at September 30, 2017.  Our September 30, 2018 percentage continues to compare favorably to the national average for over 30 day delinquencies of 3.53%, as most recently reported by the Fed.  RJ Bank’s significantly lower delinquency rate as compared to its peers is the result of our uniform underwriting policies, the lack of subprime loans and the limited amount of non-traditional loan products.

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. With all residential first mortgages serviced by a third party, the primary collection effort resides with the servicer. RJ Bank personnel direct and actively monitor the servicers’ efforts through extensive communications regarding individual loan status changes and requirements of timely and appropriate collection or property management actions and reporting, including management of third parties used in the collection process (appraisers, attorneys, etc.). Additionally, every residential mortgage loan over 60 days past due is reviewed by RJ Bank personnel monthly and documented in a written report detailing delinquency information, balances, collection status, appraised value, and other data points. RJ Bank senior management meets monthly to discuss the status, collection strategy and charge-off recommendations on every residential mortgage loan over 60 days past due. Updated collateral valuations are obtained for loans over 90 days past due and charge-offs are taken on individual loans based on these valuations.

Credit risk is also managed by diversifying the residential mortgage portfolio. The following table details the geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans.

September 30, 2018			September 30, 2017
	Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans		Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans
CA	25.1%	4.8%	CA	23.8%	4.4%
FL	17.2%	3.3%	FL	18.9%	3.5%
NY	7.9%	1.5%	TX	7.8%	1.4%
TX	7.8%	1.5%	NY	6.8%	1.3%
CO	3.4%	0.6%	CO	3.4%	0.6%

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At September 30, 2018 and 2017, these loans totaled $992 million and $683 million, respectively, or approximately 25% and 20% of the residential mortgage portfolio, respectively.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at September 30, 2018, begins amortizing is 6.6 years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

A component of credit risk management for the residential portfolio is the LTV ratio and borrower credit score at origination or purchase. The following table details the most recent weighted-average LTV ratios and FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio.

	September 30, 2018	September 30, 2017
Residential first mortgage loan weighted-average LTV/FICO	64%/763	65%/758

Corporate and tax-exempt loans

Credit risk in RJ Bank’s corporate and tax-exempt loan portfolios are monitored on an individual loan basis for trends in borrower operating performance, payment history, credit ratings, collateral performance, loan covenant compliance, semi-annual SNC exam results, municipality demographics and other factors including industry performance and concentrations. As part of the credit review process, the loan grade is reviewed at least quarterly to confirm the appropriate risk rating for each credit. The individual loan ratings resulting from the SNC exams are incorporated in RJ Bank’s internal loan ratings when the ratings are received and if the SNC rating is lower on an individual loan than RJ Bank’s internal rating, the loan is downgraded. While RJ Bank considers historical SNC exam results in its loan ratings methodology, differences between the SNC exam and internal ratings on individual loans typically arise due to subjectivity of the loan classification process. These differences may result in additional provision for loan losses in periods when SNC exam results are received. See Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K, specifically the “Bank loans, net” section, for additional information on RJ Bank’s allowance for loan loss policies.

Other than loans classified as nonperforming, there were no corporate and tax-exempt loans that were delinquent greater than 30 days at September 30, 2018.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The following table details the industry concentrations (top five categories) of RJ Bank’s corporate loans.

September 30, 2018			September 30, 2017
	Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans		Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans
Office (real estate)	5.8%	3.8%	Office (real estate)	5.9%	4.0%
Hospitality	5.1%	3.3%	Retail real estate	5.3%	3.6%
Business systems and services	4.7%	3.1%	Consumer products and services	5.2%	3.5%
Consumer products and services	4.6%	3.0%	Hospitality	4.7%	3.2%
Retail real estate	4.3%	2.8%	Business systems and services	4.5%	3.1%

Liquidity risk

See the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-K for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cybersecurity incidents. See Item 1A “Risk Factors” of this Form 10-K for a discussion of certain cybersecurity risks. We operate different businesses in diverse markets and are reliant on the ability of our employees and systems to process a large number of transactions. These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes and complexity. In the event of a breakdown or improper operation of systems or improper action by employees, we could suffer financial loss, regulatory sanctions and damage to our reputation. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization and within such departments as Accounting, Operations, Information Technology, Legal, Compliance, Risk Management and Internal Audit. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

We have an Operational Risk Management Committee comprised of members of senior management, which reviews and addresses operational risks across our businesses. The committee establishes, and from time-to-time will reassess, risk appetite levels for major operational risks, monitors operating unit performance for adherence to defined risk tolerances, and establishes policies for risk management at the enterprise level.

As more fully described in the discussion of our business technology risks included in various risk factors presented in Item 1A “Risk Factors” of this Form 10-K, despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code and other events that could have an impact on the security and stability of our operations.  Notwithstanding the precautions we take, if one or more of these events were to occur, this could jeopardize the information we confidentially maintain, including that of our clients and counterparties, which is processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our clients or counterparties. To-date, we have not experienced any material losses relating to cyberattacks or other information security breaches; however, there can be no assurances that we will not suffer such losses in the future.

Model Risk

Model risk refers to the possibility of unintended business outcomes arising from the design, implementation or use of models. Models are used throughout the firm for a variety of purposes such as the valuation of financial instruments, assessing risk, stress testing, and to assist in the making of business decisions. Model risk includes the potential risk that management makes incorrect decisions based upon either incorrect model results or incorrect understanding and use of model results. Model risk may also occur when model output experiences a deviation from the expected result. Model risk can result in significant financial loss, inaccurate financial or regulatory reporting, misaligned business strategies or damage to our reputation.

Model Risk Management (“MRM”) is a separate department within our Risk Management department and is independent of model owners, users, and developers. Our model risk management framework consists primarily of model governance, maintaining the firm-wide model inventory, validating and approving all material models used across the firm, and on-going monitoring. Results of validations and issues identified are reported to the Enterprise Risk Management Committee and the Audit and Risk Committee of the Board of Directors. MRM assumes responsibility for the independent and effective challenge of model completeness, integrity and design based on intended use.

Compliance risk

Compliance risk is the risk of legal or regulatory sanctions, financial loss, or reputational damage that we may suffer from a failure to comply with applicable laws, external standards, or internal requirements.  Our Compliance department plays a key leadership role in the oversight, management, and mitigation of compliance risk throughout the firm, including through conducting an annual compliance risk assessment and monitoring and testing activities, implementing policies, training associates on compliance-related topics, and reporting compliance risk-related issues and metrics to the Board of Directors and senior management, among other activities.

Our Board of Directors oversees the firm’s management and mitigation of compliance risk, setting a culture that encourages ethical conduct and compliance throughout the firm.  Senior management communicates and reinforces this culture.  Our first line of defense, which includes all of our segments, is responsible for managing and mitigating compliance risk arising from its activities.  The second line of defense - which includes the Compliance, Legal, and Risk Management departments, including the Anti-Money Laundering and Financial Crimes department - supports, oversees, and provides challenge to the first line of defense in its management and mitigation of compliance risk.  The third line of defense, Internal Audit, independently reviews activities conducted by the previous lines of defense to assess their management and mitigation of compliance risk, providing additional assurance to the Board of Directors and senior management with a view to enhancing our oversight, management, and mitigation of compliance risk.

The firm has a number of management-level committees through which compliance risk is overseen, managed, and mitigated.  These committees include the Anti-Money Laundering Oversight Committee, Compliance and Standards Committee, Compliance Risk and Ethics Committee, Enterprise Risk Management Committee, Executive Committee, New Product Approval Committee, Operational Risk Management Committee, and Supplier Risk Management Committee.

We have significantly increased the number of associates who are dedicated to managing and mitigating compliance risk, including anti-money laundering-related matters.  We have also invested in technology to improve our associates’ ability to monitor and detect compliance risk, including suspicious activities.  We will continue to devote significant resources to the expansion and support of the firm’s framework for managing and mitigating compliance risk.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management” of this Form 10-K for our quantitative and qualitative disclosures about market risk.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Raymond James Financial, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries (the Company) as of September 30, 2018 and 2017, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2018 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 20, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.

Tampa, Florida
November 20, 2018

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
$ in thousands, except share amounts	2018	2017
Assets:
Cash and cash equivalents	$3,500,306	$3,669,672
Cash segregated pursuant to regulations	2,441,241	3,476,085
Securities purchased under agreements to resell	372,603	404,462
Securities borrowed	255,280	138,319
Financial instruments, at fair value:
Trading instruments (includes $464,528 and $357,099 pledged as collateral)	702,390	564,263
Available-for-sale securities (includes $19,672 and $- pledged as collateral)	2,696,366	2,188,282
Derivative assets	180,224	318,775
Private equity investments	147,158	198,779
Other investments (includes $25,503 and $6,640 pledged as collateral)	202,202	220,980
Brokerage client receivables, net	3,342,534	2,766,771
Receivables from brokers, dealers and clearing organizations	256,965	268,021
Other receivables	582,918	652,769
Bank loans, net	19,518,100	17,006,795
Loans to financial advisors, net	934,420	873,272
Investments in real estate partnerships held by consolidated variable interest entities	107,405	111,743
Property and equipment, net	486,274	437,374
Deferred income taxes, net	203,125	313,486
Goodwill and identifiable intangible assets, net	639,097	493,183
Other assets	844,316	780,425
Total assets	$37,412,924	$34,883,456

Liabilities and equity:
Bank deposits	$19,941,507	$17,732,362
Securities sold under agreements to repurchase	186,205	220,942
Securities loaned	422,785	383,953
Financial instruments sold but not yet purchased, at fair value:
Trading instruments	235,342	221,449
Derivative liabilities	246,913	356,964
Brokerage client payables	5,624,810	5,411,829
Payables to brokers, dealers and clearing organizations	205,952	172,714
Accrued compensation, commissions and benefits	1,189,485	1,059,996
Other payables	458,884	567,045
Other borrowings	899,059	1,514,012
Senior notes payable	1,549,636	1,548,839
Total liabilities	30,960,578	29,190,105
Commitments and contingencies (see Note 17)
Equity
Preferred stock; $.10 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 156,363,615 and 154,228,235 shares issued as of September 30, 2018 and 2017, respectively. Shares outstanding of 145,642,437 and 144,096,521 as of September 30, 2018 and 2017, respectively	1,563	1,542
Additional paid-in capital	1,808,042	1,645,397
Retained earnings	5,033,059	4,340,054
Treasury stock, at cost; 10,693,026 and 10,084,038 common shares as of September 30, 2018 and 2017, respectively	(447,274)	(390,081)
Accumulated other comprehensive loss	(26,929)	(15,199)
Total equity attributable to Raymond James Financial, Inc.	6,368,461	5,581,713
Noncontrolling interests	83,885	111,638
Total equity	6,452,346	5,693,351
Total liabilities and equity	$37,412,924	$34,883,456

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended September 30,
in thousands, except per share amounts	2018	2017	2016
Revenues:
Securities commissions and fees	$4,483,040	$4,020,910	$3,498,615
Investment banking	440,811	398,675	304,155
Investment advisory and related administrative fees	605,634	462,989	393,346
Interest income	1,043,993	802,126	640,397
Account and service fees	771,012	667,274	511,326
Net trading profit	56,722	81,880	91,591
Other	74,609	91,021	81,690
Total revenues	7,475,821	6,524,875	5,521,120
Interest expense	(201,503)	(153,778)	(116,056)
Net revenues	7,274,318	6,371,097	5,405,064
Non-interest expenses:
Compensation, commissions and benefits	4,795,375	4,228,387	3,624,607
Communications and information processing	365,879	310,961	279,746
Occupancy and equipment costs	201,943	190,737	167,455
Business development	181,470	154,926	148,413
Investment sub-advisory fees	92,388	78,656	59,930
Bank loan loss provision	20,481	12,987	28,167
Acquisition-related expenses	3,927	17,995	40,706
Losses on extinguishment of debt	—	45,746	—
Other	307,978	402,724	244,096
Total non-interest expenses	5,969,441	5,443,119	4,593,120
Income including noncontrolling interests and before provision for income taxes	1,304,877	927,978	811,944
Provision for income taxes	453,960	289,111	271,293
Net income including noncontrolling interests	850,917	638,867	540,651
Net income/(loss) attributable to noncontrolling interests	(5,778)	2,632	11,301
Net income attributable to Raymond James Financial, Inc.	$856,695	$636,235	$529,350

Earnings per common share – basic	$5.89	$4.43	$3.72
Earnings per common share – diluted	$5.75	$4.33	$3.65
Weighted-average common shares outstanding – basic	145,271	143,275	141,773
Weighted-average common and common equivalent shares outstanding – diluted	148,838	146,647	144,513

Net income attributable to Raymond James Financial, Inc.	$856,695	$636,235	$529,350
Other comprehensive income/(loss), net of tax:
Net change in unrealized gain/(loss) on available-for-sale securities and non-credit portion of other-than-temporary impairment losses	(43,221)	1,684	(5,576)
Net change in unrealized gain/(loss) on currency translations, net of the impact of net investment hedges	(3,315)	15,618	2,179
Net change in unrealized gain/(loss) on cash flow hedges	34,806	23,232	(11,833)
Total comprehensive income	$844,965	$676,769	$514,120

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year ended September 30,
$ in thousands, except per share amounts	2018	2017	2016
Common stock, par value $.01 per share:
Balance beginning of year	$1,542	$1,513	$1,491
Share issuances	21	29	22
Balance end of year	1,563	1,542	1,513

Additional paid-in capital:
Balance beginning of year	1,645,397	1,498,921	1,344,779
Employee stock purchases	31,134	26,277	28,025
Exercise of stock options and vesting of restricted stock units, net of forfeitures	32,086	28,258	16,470
Restricted stock, stock option and restricted stock unit expense	98,048	90,748	73,871
Excess tax benefit from share-based payments (1)	—	—	35,121
Other	1,377	1,193	655
Balance end of year	1,808,042	1,645,397	1,498,921

Retained earnings:
Balance beginning of year	4,340,054	3,834,781	3,422,169
Net income attributable to Raymond James Financial, Inc.	856,695	636,235	529,350
Cash dividends declared	(163,501)	(130,643)	(116,738)
Other	(189)	(319)	—
Balance end of year	5,033,059	4,340,054	3,834,781

Treasury stock:
Balance beginning of year	(390,081)	(362,937)	(203,455)
Purchases/surrenders	(45,228)	(9,404)	(153,137)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(11,965)	(17,740)	(6,345)
Balance end of year	(447,274)	(390,081)	(362,937)

Accumulated other comprehensive loss:
Balance beginning of year	(15,199)	(55,733)	(40,503)
Net change in unrealized gain/(loss) on available-for-sale securities and non-credit portion of other-than-temporary impairment losses, net of tax	(43,221)	1,684	(5,576)
Net change in unrealized gain/(loss) on currency translations, net of the impact of net investment hedges, net of tax	(3,315)	15,618	2,179
Net change in unrealized gain on cash flow hedges, net of tax	34,806	23,232	(11,833)
Balance end of year	(26,929)	(15,199)	(55,733)
Total equity attributable to Raymond James Financial, Inc.	$6,368,461	$5,581,713	$4,916,545

Noncontrolling interests:
Balance beginning of year	$111,638	$146,431	$154,454
Net income attributable to noncontrolling interests	(5,778)	2,632	11,301
Capital contributions	—	9,775	917
Distributions	(21,904)	(43,568)	(18,312)
Derecognition resulting from sales	—	(4,649)	—
Other	(71)	1,017	(1,929)
Balance end of year	83,885	111,638	146,431
Total equity	$6,452,346	$5,693,351	$5,062,976

(1) During the year ended September 30, 2017, we adopted new stock compensation simplification guidance. See Note 16 for additional information.

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
$ in thousands	2018	2017	2016
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$856,695	$636,235	$529,350
Net income/(loss) attributable to noncontrolling interests	(5,778)	2,632	11,301
Net income including noncontrolling interests	850,917	638,867	540,651
Adjustments to reconcile net income including noncontrolling interests to net cash provided by/(used in) operating activities:
Depreciation and amortization	98,735	84,132	72,383
Deferred income taxes	116,549	(11,617)	(58,798)
Premium and discount amortization on available-for-sale securities and (gain)/loss on other investments	21,058	(27,572)	(25,010)
Provisions for loan losses, legal and regulatory proceedings and bad debts	54,683	36,357	42,394
Share-based compensation expense	103,054	96,164	78,528
Compensation expense/(benefit) payable in common stock of an acquiree	(3,568)	13,301	(2,102)
Unrealized gain on company-owned life insurance policies, net of expenses	(31,932)	(43,385)	(24,586)
Losses on extinguishment of debt	—	45,746	—
Other	24,847	29,532	16,940
Net change in:
Cash segregated pursuant to regulations	1,019,096	1,430,898	(1,942,429)
Securities purchased under agreements to resell, net of securities sold under agreements to repurchase	(5,417)	97,001	(134,085)
Securities loaned, net of securities borrowed	(78,346)	(261,659)	152,380
Loans provided to financial advisors, net of repayments	(83,177)	(53,785)	(344,164)
Brokerage client receivables and other accounts receivable, net	(522,372)	(50,917)	(609,952)
Trading instruments, net	(142,597)	57,106	7,048
Derivative instruments, net	72,932	57,889	(18,590)
Other assets	27,371	97,391	(47,094)
Brokerage client payables and other accounts payable	345,996	(1,133,283)	1,782,456
Accrued compensation, commissions and benefits	131,569	160,038	46,367
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	(96,071)	189,232	(101,155)
Jay Peak matter payments	—	(145,500)	(4,500)
Net cash provided by/(used in) operating activities	1,903,327	1,305,936	(573,318)

Cash flows from investing activities:
Additions to property and equipment	(133,586)	(189,994)	(121,733)
Increase in bank loans, net	(2,818,434)	(2,253,574)	(2,400,247)
Proceeds from sales of loans held for investment	193,157	333,130	197,557
Purchases of available-for-sale securities	(1,124,203)	(1,732,790)	(463,202)
Available-for-sale securities maturations, repayments and redemptions	495,465	299,343	95,961
Proceeds from sales of available-for-sale securities	45,449	93,774	11,062
Business acquisitions, net of cash acquired	(159,200)	—	(175,283)
Other investing activities, net	25,438	74,041	(62,018)
Net cash used in investing activities	(3,475,914)	(3,376,070)	(2,917,903)

(continued on next page)

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued from previous page)

	Year ended September 30,
$ in thousands	2018	2017	2016
Cash flows from financing activities:
Proceeds from borrowings on the RJF Credit Facility	300,000	—	—
Repayment of borrowings on the RJF Credit Facility	(300,000)	—	—
Proceeds from/(repayments of) short-term borrowings, net	(610,000)	610,000	(115,000)
Proceeds from Federal Home Loan Bank advances	850,000	950,000	25,000
Repayments of Federal Home Loan Bank advances and other borrowed funds	(854,952)	(654,647)	(4,407)
Proceeds from senior note issuances, net of debt issuance costs paid	—	508,473	792,221
Extinguishment of senior notes payable	—	(650,000)	(250,000)
Premium paid on extinguishment of senior notes payable	—	(36,892)	—
Acquisition-related contingent consideration (paid)/received, net	(6,888)	2,992	—
Exercise of stock options and employee stock purchases	63,347	57,462	43,331
Increase in bank deposits	2,209,145	3,469,815	2,342,666
Purchases of treasury stock	(61,971)	(34,055)	(162,502)
Dividends on common stock	(151,336)	(127,202)	(113,435)
Distributions to noncontrolling interests, net	(17,163)	(31,383)	(17,395)
Net cash provided by financing activities	1,420,182	4,064,563	2,540,479

Currency adjustment:
Effect of exchange rate changes on cash	(16,961)	24,791	188
Net increase/(decrease) in cash and cash equivalents	(169,366)	2,019,220	(950,554)
Cash and cash equivalents at beginning of year	3,669,672	1,650,452	2,601,006
Cash and cash equivalents at end of year	$3,500,306	$3,669,672	$1,650,452

Supplemental disclosures of cash flow information:
Cash paid for interest	$200,928	$155,984	$113,517
Cash paid for income taxes, net	$231,136	$349,009	$303,793

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Raymond James Financial, Inc. (“RJF,” the “firm” or the “Company”) is a financial holding company which, together with its subsidiaries, is engaged in various financial services activities, including providing investment management services for retail and institutional clients, the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products.   The firm also provides corporate and retail banking services, and trust services.  For further information about our business segments, see Note 23 of this Form 10-K.  As used herein, the terms “our,” “we,” or “us” refer to RJF and/or one or more of its subsidiaries.

Basis of presentation

The accompanying consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100% owned subsidiaries. In addition, we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 and in Note 10. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Investment banking - Investment banking revenues are generally recorded at the time the services related to the transaction are completed under the terms of the engagement and the related income is reasonably determinable. Such investment banking revenues include merger & acquisition and advisory fees, management fees and underwriting fees earned in connection with the distribution of public offerings and private placements. Expenses associated with such transactions, net of client reimbursements, are deferred until the related revenue is recognized or the assignment is otherwise concluded and are presented net with the related revenues. Investment banking revenues also include syndication fees on the sale of low income housing tax credit fund interests.

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

In our low-income housing tax credit fund activities, we provide oversight and management of the funds during the fifteen year tax credit compliance period of the funds’ underlying investments. We recognize these fees over the period the services are provided.

Account and service fees - Account and service fees primarily include transaction fees, annual account fees, service charges, servicing fees and fees generated from unaffiliated banks related to our Raymond James Bank Deposit Program (“RJBDP”), a multi-bank sweep program. Transaction fees are earned and collected from clients as trades are executed. Annual account fees such as IRA fees and distribution fees are recognized as earned over the term of the contract. Fees related to RJBDP and servicing fees, such as omnibus and education and marketing support fees paid to us for marketing and administrative services provided to mutual fund and insurance/annuity companies, are recognized as earned.

Cash and cash equivalents

Our cash equivalents include money market funds or highly liquid investments with original maturities of 90 days or less, other than those used for trading purposes.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Cash segregated pursuant to regulations

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Raymond James & Associates, Inc. (“RJ&A”), as a broker-dealer carrying client accounts, is subject to requirements to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. The amounts included in Cash segregated pursuant to regulations in our consolidated statements of financial condition represented the amounts of cash actually on deposit in our segregated reserve accounts for regulatory purposes as of each respective period-end. In addition, Raymond James Ltd. (“RJ Ltd.”) is required to hold client Registered Retirement Savings Plan funds in trust. Raymond James Bank, N.A. (“RJ Bank”) maintains cash in an interest-bearing pass-through account at the Federal Reserve Bank in accordance with Regulation D of the Federal Reserve Act, which requires depository institutions to maintain minimum average reserve balances against its deposits.

Securities purchased under agreements to resell and securities sold under agreements to repurchase

We purchase securities under short-term agreements to resell (“reverse repurchase agreements”). Additionally, we sell securities under agreements to repurchase (“repurchase agreements”). Both reverse repurchase agreements and repurchase agreements are accounted for as collateralized financings and are carried at contractual amounts plus accrued interest. To mitigate credit exposure under repurchase agreements, we receive collateral with a fair value equal to or in excess of the principal amount loaned under such agreements. To ensure that the market value of the underlying collateral remains sufficient, the securities are valued daily, and collateral is obtained from or returned to the counterparty when contractually required. In addition, under repurchase agreements, we are required to post collateral in an amount that exceeds the carrying value of these agreements. In the event that the market value of the securities we pledge as collateral declines, we may have to post additional collateral or reduce borrowing amounts. See Note 7 for additional information regarding collateralized agreements and financings.

Securities borrowed and securities loaned

We act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then either lend them to another broker-dealer or use them to cover short positions. Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by the firm or our clients and others we have received as collateral. Securities borrowed and securities loaned transactions are reported as collateralized financings and recorded at the amount of collateral advanced or received. In securities borrowed transactions, we are required to deposit cash with the lender. With respect to securities loaned, we generally receive collateral in the form of cash in an amount in excess of the market value of securities loaned. We monitor the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. See Note 7 for additional information regarding collateral agreements and financings.

Financial instruments, financial instruments sold but not yet purchased, at fair value

“Financial instruments owned” and “Financial instruments sold, but not yet purchased” are recorded at fair value. Fair value is defined by GAAP as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability.

In determining the fair value of our financial instruments in accordance with GAAP, we use various valuation approaches, including market and/or income approaches. Fair value is a market-based measurement considered from the perspective of a market participant. As such, our fair value measurements reflect assumptions that we believe market participants would use in pricing the asset or liability at the measurement date. GAAP provides for the following three levels to be used to classify our fair value measurements.

Level 1 - Financial instruments included in Level 1 are highly liquid instruments valued using unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 - Financial instruments reported in Level 2 include those that have pricing inputs that are other than quoted prices in active markets, but which are either directly or indirectly observable as of the reporting date (i.e., prices for similar instruments).

Level 3 - Financial instruments reported in Level 3 have little, if any, market activity and are measured using one or more inputs that are significant to the fair value measurement and unobservable. These valuations require significant judgment or estimation. These instruments are generally valued using discounted cash flow techniques, market multiples, or investment-specific events.

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

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Valuation techniques and inputs - The fair values for certain of our financial instruments are derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments which are actively traded will generally have a higher degree of price transparency than financial instruments that are thinly traded. In accordance with GAAP, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, our definition of actively traded is based on average daily volume and other market trading statistics. We have determined the market for certain other types of financial instruments, including private equity investments and auction-rate securities (“ARS”), to be uncertain or inactive as of both September 30, 2018 and 2017. As a result, the valuation of these financial instruments included management judgment in determining the relevance and reliability of market information available. We considered the inactivity of the market to be evidenced by several factors, including low levels of price transparency caused by low volume of trades, stale transaction prices and transaction prices that varied significantly either over time or among market makers.

The level within the fair value hierarchy, specific valuation techniques, and other significant accounting policies pertaining to financial instruments presented in our Consolidated Statements of Financial Condition are described as follows:

Trading instruments and trading instruments sold but not yet purchased - Trading instruments and trading instruments sold but not yet purchased are comprised primarily of the financial instruments held by our broker-dealer subsidiaries and include debt securities, equity securities, brokered certificates of deposit, and other securities. These instruments are recorded at fair value with realized and unrealized gains and losses reflected in current period net income.

When available, we use quoted prices in active markets to determine the fair value of our trading instruments. Such instruments are classified within Level 1 of the fair value hierarchy.

When trading instruments are traded in secondary markets and quoted market prices for identical instruments do not exist, we utilize valuation techniques including matrix pricing to estimate fair value. Matrix pricing generally utilizes spread-based models periodically re-calibrated to observable inputs such as market trades or to dealer price bids in similar securities in order to derive the fair value of the instruments. Valuation techniques may also rely on other observable inputs such as yield curves, interest rates and expected principal repayments and default probabilities. We utilize prices from independent services to corroborate our estimate of fair value. Depending upon the type of security, the pricing service may provide a listed price, a matrix price or use other methods including broker-dealer price quotations. Securities valued using these techniques are classified within Level 2 of the fair value hierarchy.

Included within trading instruments are to be announced (“TBA”) security contracts with investors for generic mortgage backed securities (“MBS”) at specific rates and prices to be delivered on settlement dates in the future.  We enter into these TBAs to hedge interest rate risk that arises as part of a program our fixed income public finance operations offers to certain state and local housing finance agencies (“HFA”). Under this program, we enter into forward commitments to purchase Government National Mortgage Association (“GNMA”) or Federal National Home Mortgage Association (“FNMA”) MBS.  The MBS are issued on behalf of various HFA clients and consist of the mortgages originated through their lending programs.  Our forward GNMA or FNMA MBS purchase commitments arise at the time of the loan reservation for a borrower in the HFA lending program.  The underlying terms of the GNMA or FNMA MBS purchase, including the price for the MBS (which is dependent upon the interest rates associated with the underlying mortgages) are also fixed at loan reservation.  We typically sell such MBS upon acquisition as part of our fixed income operations.  The TBA securities used to hedge these transactions are accounted for at fair value and are classified within Level 1 of the fair value hierarchy.  The TBA securities may aggregate to either a net asset or net liability at any reporting date, depending upon market conditions. The offsetting purchase commitment is accounted for at fair value and is included in “Trading instruments” or “Trading instruments sold but not yet purchased,” depending upon whether the TBA securities aggregate to a net asset or net liability. The fair value of the purchase commitment is classified within Level 3 of the fair value hierarchy.

Available-for-sale securities - Available-for-sale securities are generally classified at the date of purchase and are comprised primarily of agency MBS and collateralized mortgage obligations (“CMOs”) held by RJ Bank. Available-for-sale securities held at RJ Bank are used as part of its interest rate risk and liquidity management strategies and may be sold in response to changes in interest rates, changes in prepayment risks, or other factors.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Interest on available-for-sale securities is recognized in interest income on an accrual basis. For the RJ Bank available-for-sale securities, discounts are accreted and premiums are amortized as an adjustment to yield over the estimated average life of the security. Realized gains and losses on sales of available-for-sale securities are recognized using the specific identification method and reflected in other revenue in the period sold. Unrealized gains or losses on available-for-sale securities, except for those that are deemed to be other-than-temporary, are recorded through other comprehensive income/(loss) (“OCI”) and are thereafter presented in equity as a component of accumulated other comprehensive income (“AOCI”) on our Consolidated Statements of Financial Condition.

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

We have the ability and intent to hold our available-for-sale securities. We have concluded that it is not more likely than not that we will be required to sell these available-for-sale securities before the recovery of their amortized cost basis. Those securities whose amortized cost basis we do not expect to recover in full are deemed to be other-than-temporarily impaired (“OTTI”) and are written down to fair value with the credit loss portion of the write-down recorded as a realized loss in other revenue and the non-credit portion of the write-down recorded, net of deferred taxes, in shareholders’ equity as a component of AOCI. The credit loss portion of the write-down is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security. We do not consider these securities (MBS and CMOs) OTTI due to the guarantee of the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities. We estimate the portion of loss attributable to credit using a discounted cash flow model.

The fair value of agency securities included within the RJ Bank available-for-sale securities is determined by obtaining third-party pricing service bid quotations from two independent pricing services. Third-party pricing service bid quotations are based on either current market data or the most recently available market data. The third-party pricing services provide comparable price evaluations utilizing available market data for similar securities. The market data the third-party pricing services utilize for these price evaluations includes observable data comprised of benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data including market research publications, and loan performance experience. On a quarterly basis, we utilize bid quotations from other third-party pricing services to corroborate the pricing information obtained from the primary pricing service. Securities valued using these valuation techniques are classified within Level 2 of the fair value hierarchy.

We also hold ARS which are long-term variable rate securities tied to short-term interest rates that were intended to be reset through a “Dutch auction” process, which generally occurs every seven to 35 days. Holders of ARS were, at one time, able to liquidate their holdings to prospective buyers by participating in the auctions. During 2008, the Dutch auction process failed and holders were no longer able to liquidate their holdings through the auction process. The fair value of the ARS holdings is estimated based on internal pricing models. The pricing models take into consideration the characteristics of the underlying securities, as well as multiple inputs including the issuer and its credit quality, data from recent trades, if any, the expected timing of redemptions and an estimated yield premium that a market participant would require over otherwise comparable securities to compensate for the illiquidity of the ARS. These valuation techniques use unobservable inputs and accordingly are classified within Level 3 of the fair value hierarchy.

Derivative assets and derivative liabilities - Our derivative assets and derivative liabilities are recorded at fair value and are included in “Derivative assets” and “Derivative liabilities” in our Consolidated Statements of Financial Condition. To reduce credit exposure on certain of our derivative transactions, we may enter into a master netting arrangement that allows for net settlement of all derivative transactions with each counterparty.  In addition, the credit support annex allows parties to the master netting agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  We accept collateral in the form of cash or other marketable securities.  Where permitted, we elect to net-by-counterparty certain derivative contracts entered into under a legally enforceable master netting agreement and, therefore, the fair value of those derivative contracts are netted by counterparty in our Consolidated Statements of Financial Condition. As we elect to net-by-counterparty the fair value of such derivative contracts, we also net-by-counterparty cash collateral exchanged as part of those derivative agreements.

Fixed income business operations: We enter into interest rate contracts as part of our fixed income business to facilitate client transactions or to actively manage risk exposures that arise from our client activity, including a portion of our trading inventory. The majority of these derivatives are traded in the over-the-counter market and are executed directly with another counterparty or are cleared and settled through a clearing organization. Any realized or unrealized gains or losses, including interest, are recorded in “Net trading profit” within our Consolidated Statements of Income and Comprehensive Income. The fair value of these interest rate derivative

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

contracts is obtained from internal pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value, yield curve and other volatility factors underlying the positions. Since our model inputs can be observed in a liquid market and the models do not require significant judgment, such derivative contracts are classified within Level 2 of the fair value hierarchy. We utilize values obtained from third-party derivatives dealers to corroborate the output of our internal pricing models.

Matched book: We also facilitate matched book derivative transactions in which Raymond James Financial Products, Inc. (“RJFP”), a wholly owned subsidiary, enters into interest rate derivative transactions with clients. For every derivative transaction RJFP enters into with a client, it also enters into an offsetting derivative on terms that mirror the client transaction with a credit support provider, which is a third-party financial institution. Any collateral required to be exchanged under these derivative contracts is administered directly between the client and the third-party financial institution. Due to this pass-through transaction structure, RJFP has completely mitigated the market and credit risk on these derivative contracts. As a result, derivatives for which the fair value is in an asset position have an equal and offsetting derivative liability. Fair value is determined using an internal pricing model which includes inputs from independent pricing sources to project future cash flows under each underlying derivative contract. Since any changes in fair value are completely offset by a change in fair value of the offsetting derivative, there is no net impact in our Consolidated Statements of Income and Comprehensive Income from changes in the fair value of these derivative instruments. We recognize revenue on derivative transactions on the transaction date, computed as the present value of the expected cash flows we expect to receive from the third-party financial institution over the life of the derivative contract. The difference between the present value of these cash flows at the date of inception and the gross amount potentially received is accreted to revenue over the term of the contract. The revenue from these transactions is included within “Other” revenues in our Consolidated Statements of Income and Comprehensive Income.

RJ Bank derivatives: We enter into three-month forward foreign exchange contracts to hedge the risks related to RJ Bank’s investment in their Canadian subsidiary, as well as their risk due to holdings of cash and other assets and liabilities resulting from transactions denominated in currencies other than the U.S. dollar. The majority of these derivatives are designated as net investment hedges. The gain or loss related to the designated derivative instruments is recorded, net of tax, in shareholders’ equity as part of the cumulative translation adjustment component of AOCI with such balance impacting “Other” revenues in the event the net investment is sold or substantially liquidated.  Gains and losses on the undesignated derivative instruments are recorded in earnings in our Consolidated Statements of Income and Comprehensive Income.  Hedge effectiveness is assessed at each reporting period using a method that is based on changes in forward rates and measured using the hypothetical derivatives method. As the terms of the hedging instrument and hypothetical derivative generally match at inception, the hedge is expected to be highly effective.

The fair value of our forward foreign exchange contracts is determined by obtaining valuations from a third-party pricing service or model. These valuations are based on observable inputs such as spot rates, foreign exchange rates and both U.S. and foreign interest rate curves. We validate the observable inputs utilized in the third-party valuation model by preparing an independent calculation using a secondary, third-party valuation model. These forward foreign exchange contracts are classified within Level 2 of the fair value hierarchy.

The cash flows associated with certain assets held by RJ Bank provide interest income at fixed interest rates. Therefore, the value of these assets, absent any risk mitigation, is subject to fluctuation based upon changes in market rates of interest over time. We enter into floating-rate advances from the Federal Home Loan Bank of Atlanta (“FHLB”) to, in part, fund these assets and then enter into interest rate swaps which swap variable interest payments on this debt for fixed interest payments. These interest rate swaps are designated as cash flow hedges and effectively fix our cost of funds associated with these assets to mitigate a portion of the market risk.

The gain or loss on these interest rate derivatives is recorded, net of tax, in shareholders’ equity as part of the cash flow hedge component of AOCI and subsequently reclassified to earnings when the hedged transaction affects earnings, specifically upon the incurrence of interest expense on the hedged borrowings.   Hedge effectiveness is assessed at inception and at each reporting period utilizing regression analysis. As the key terms of the hedging instrument and hedged transaction match at inception, management expects the hedges to be effective while they are outstanding. The fair value of these interest rate hedges is determined by obtaining valuations from a third-party pricing service. These third-party valuations are based on observable inputs such as time value and yield curve. We validate these observable inputs by preparing an independent calculation using a secondary third-party model. We classify these derivative instruments within Level 2 of the fair value hierarchy.

Other: As part of our acquisition of Alex. Brown, we assumed certain Deutsche Bank restricted stock unit (“DBRSU”) awards, including the associated plan terms and conditions. Refer to the share-based compensation section of this footnote for a description of the assumed obligation. The DBRSU awards contain performance conditions based on Deutsche Bank and subsidiaries attaining certain financial results and will ultimately be settled in Deutsche Bank AG (“DB”) common shares, as traded on the New York Stock Exchange (“NYSE”), provided the performance metrics are achieved. The DBRSU obligation results in a derivative that is measured

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

by applying the reporting period end DB common share price to the DBRSU awards outstanding as of the end of such period. This computation is a Level 2 measurement under the fair value hierarchy and the liability is included in “Derivative liabilities” in our Consolidated Statements of Financial Condition.

Private equity investments - Private equity investments consist of direct investments and investments in third-party private equity funds and various private equity funds which we sponsor.  The private equity funds in which we invest are primarily closed-end funds in which the Company’s investments are generally not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated or distributed. These investments are measured at fair value with any changes recognized in “Other” revenues on our Consolidated Statements of Income and Comprehensive Income. The fair value of private equity fund investments are determined utilizing either the net asset value (“NAV”) of the fund as a practical expedient or Level 3 valuation techniques.

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

Other investments - Other investments consist primarily of marketable securities we hold that are associated with certain of our deferred compensation plans, term deposits with Canadian financial institutions, and securities pledged as collateral with clearing organizations.

The non-qualified deferred compensation plans or arrangements are for the benefit of certain employees, and provide a return to the participating employees based upon the performance of various referenced investments. The balances associated with these plans are invested in certain marketable securities that we hold until the vesting date, which is typically five years from the date of the deferral. A liability associated with these deferrals is reflected as a component of “Accrued compensation, commissions and benefits” on our Consolidated Statements of Financial Condition. We use quoted prices in active markets to determine the fair value of these investments. Such instruments are classified within Level 1 of the fair value hierarchy.

Canadian financial institution term deposits are recorded at cost which approximates fair value. These investments are classified within Level 1 of the fair value hierarchy.

Brokerage client receivables, net

Brokerage client receivables include receivables from the clients of our broker-dealer and asset management subsidiaries. The receivables from broker-dealer clients are principally for amounts due on cash and margin transactions and are generally collateralized by securities owned by the clients. The receivables from asset management clients are primarily for accrued investment advisory fees. Brokerage client receivables are reported at their outstanding principal balance, adjusted for any allowance for doubtful accounts. An allowance is established when collectability is not reasonably assured. When the receivable from a brokerage client is considered to be impaired, the amount of the impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources such as listed market prices or broker-dealer price quotations.

Securities beneficially owned by customers, including those that collateralize margin or other similar transactions, are not reflected in our Consolidated Statements of Financial Condition (see Note 7 for additional information regarding this collateral). We present “Brokerage client receivables, net” at their outstanding principal balance on our Consolidated Statements of Financial Condition, net of any allowance for doubtful accounts. Our allowance for doubtful accounts was insignificant at both September 30, 2018 and 2017.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Receivables from brokers, dealers and clearing organizations

Receivables from brokers, dealers and clearing organizations include amounts receivable for securities failed to deliver and cash on deposit with clearing organizations.  We present “Receivables from brokers, dealers and clearing organizations” on our Consolidated Statements of Financial Condition, net of any allowance for doubtful accounts.

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

We purchase the guaranteed portions of SBA loans and account for these loans in accordance with the policy for loans held for sale. We then aggregate SBA loans with similar characteristics into pools for securitization and sell these pools in the secondary market. Individual loans may be sold prior to securitization.

The determination of the fair value of the SBA loans depends upon their intended disposition. The fair value of the SBA loans to be individually sold are determined based upon their committed sales price. The fair value of the loans to be aggregated into pools for securitization, which are committed to be sold, are determined based upon third-party price quotes. The fair value of all other SBA loans are determined using a third-party pricing service. The prices for the SBA loans, other than those committed to be individually sold, are validated by comparing the third-party price quote or the third-party pricing service prices, as applicable, for a sample of loans to observable market trades obtained from external sources.

Once the SBA loans are securitized into a pool, the respective securities are classified as trading instruments and are carried at fair value based on our intention to sell the securitizations within the near term. Any changes in the fair value of the securitized pools as well as any realized gains or losses earned thereon are reflected in “Net trading profit” on our Consolidated Statements of Income and Comprehensive Income. Sales of the securitizations are accounted for as of settlement date, which is the date we have surrendered control over the transferred assets. We do not retain any interest in the securitizations once they are sold. The fair value for SBA loan securitizations is determined by utilizing observable prices obtained from a third-party pricing service, which provides comparable price evaluations utilizing observable market data for similar securities. We substantiate the prices obtained from the third-party pricing service by comparing such prices for a sample of securities to observable market trades obtained from external sources. The instruments valued using these observable inputs are typically classified within Level 2 of the fair value hierarchy.

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

Gains and losses on sales of residential mortgage loans held for sale, SBA loans that are not part of a securitized pool, and corporate loans transferred from the held for investment portfolio, are included as a component of “Other” revenues in our Consolidated Statements of Income and Comprehensive Income, while interest collected on these assets is included in “Interest income.” Net unrealized losses

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

are recognized through a valuation allowance by charges to income as a component of “Other” revenues in our Consolidated Statements of Income and Comprehensive Income.

Off-balance sheet loan commitments - We have outstanding at any time a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases. Our policy is generally to require customers to provide collateral at the time of closing. The amount of collateral obtained, if it is deemed necessary upon extension of credit, is based on our credit evaluation of the borrower. Collateral held varies but may include assets such as marketable securities, accounts receivable, inventory, real estate, and income-producing commercial properties. The potential credit loss associated with these off-balance sheet loan commitments is accrued and reflected in “Other payables” within our Consolidated Statements of Financial Condition. Refer to the allowance for loan losses and reserve for unfunded lending commitments section that follows for a discussion of the reserve calculation methodology.

We recognize the revenue associated with corporate syndicated standby letters of credit, which is generally received quarterly, on a cash basis, the effect of which does not differ materially from recognizing the revenue in the period the fee is earned. Unused corporate line fees are accounted for on an accrual basis.

Nonperforming assets - Nonperforming assets are comprised of both nonperforming loans and other real estate owned (“OREO”). Nonperforming loans represent those loans which have been placed on nonaccrual status and loans which have been restructured in a manner that grant a concession to a borrower experiencing financial difficulties we would not otherwise consider. Loans structured as described above are deemed to be a troubled debt restructuring (“TDR”). Additionally, any accruing loans which are 90 days or more past due and in the process of collection are considered nonperforming loans.

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

Other real estate acquired in the settlement of loans, including through, or in lieu of, loan foreclosure, is initially recorded at the lower of cost or fair value less estimated selling costs through a charge to the allowance for loan losses, thus establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed and the assets are carried at the lower of the carrying amount or fair value, as determined by a current appraisal or valuation less estimated costs to sell, and are classified as “Other assets” on our Consolidated Statements of Financial Condition. These nonrecurring fair value measurements are classified within Level 2 of the fair value hierarchy.

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

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We have developed policies and procedures for assessing the adequacy of the allowance for loan losses that reflect the assessment of risk considering all available information. In developing this assessment, we rely on estimates and exercise judgment in evaluating credit risk. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Depending on changes in circumstances, future assessments of credit risk may yield materially different results from the prior estimates, which may require an increase or a decrease in the allowance for loan losses. Estimates that are particularly susceptible to change that may have an impact on the amount of the allowance include:

•	the selection of proxy data used to calculate loss factors;

•	the evaluation of loss emergence and historical loss experience periods;

•	our evaluation of the risk profile of loan portfolio segments, including internal risk ratings;

•	the value of underlying collateral, which impacts loss severity and certain cash flow assumptions; and

•	our selection and evaluation of qualitative factors, which reflect the imprecision that is inherent in the estimation of probable loan losses.

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

An annual analysis of the loss emergence period estimate, which is the average length of time between the event that triggers a loss and the confirmation and/or charge-off of that loss, is performed for all loan classes. The analysis is utilized in establishing the allowance for each of the classes of loans through the application of an adjustment to the calculated allowance percentage for the respective loan grade.

The loans within the corporate and tax-exempt loan classes are assigned to an internal loan grade based upon the respective loan’s credit characteristics. The loans within the residential first mortgage, residential home equity, and SBL classes are assigned loan grades equivalent to the loan classifications utilized by bank regulators, dependent on their respective likelihood of loss. For all loan classes except for CRE loans, we assign each loan grade an allowance percentage based on the estimated incurred loss associated with that grade. The allowance for loan losses for all non-impaired loans within those loan classes is then calculated based on the allowance percentage assigned to the respective loan’s class and grade factoring in the respective loss emergence period. For the CRE loan class, the allowance for loan losses is calculated based on the allowance percentage assigned to each loan. The allowance for loan losses for all impaired loans and those nonaccrual residential first mortgage loans that have been evaluated for a charge-off are based on an individual evaluation of impairment as previously described in the impaired loans section.

The quantitative factors taken into consideration when assigning loan grades and allowance percentages to loans within the corporate and tax-exempt loan classes include: estimates of borrower default probabilities and collateral type; past loss history, Shared National Credit (“SNC”) reviews and examination results from bank regulators. Loan grades for individual C&I and tax-exempt loans are derived from analyzing two aspects of the risk profile in a particular loan: the obligor rating and the facility (collateral) rating. The obligor rating relates to a borrower’s probability of default and the facility rating is utilized to estimate the anticipated loss given default. These two ratings, which are based on historical long-term industry loss rates (proxy data) as we have limited loss history, are considered in combination with certain adjustments for the loss emergence period to derive the final C&I and tax-exempt loan grades and allowance percentages. The allowance for loans within the CRE and CRE construction loan portfolios is based on loan-level probability of default and loss given default estimates in combination with certain adjustments for a loss emergence period.

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

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The SBL portfolio is not yet seasoned enough to exhibit a loss trend; therefore, the allowance is based primarily on peer group allowance information and the qualitative factors noted below.

For residential first mortgage loan, residential home equity loan and SBL classes, the qualitative factors considered to supplement the quantitative analysis include, but are not limited to, loan performance trends, loan product parameters and qualification requirements, borrower credit scores at origination, occupancy (i.e., owner occupied, second home or investment property), documentation level, loan purpose, geographic concentrations, average loan size, loan policy exceptions, loan-to-value (“LTV”) ratios, as well as the factors noted above that are utilized for corporate loans. The allowance for loan losses for SBL is determined judgmentally by management, which utilizes peer benchmarking data as we have historically not experienced losses on this portfolio.

We reserve for losses inherent in its unfunded lending commitments using a methodology similar to that used for loans in the respective portfolio segment, based upon loan grade and expected funding probabilities for fully binding commitments. This will result in some reserve variability over different periods depending upon the mix of the loan portfolio at the time and funding expectations. All classes of impaired loans which have unfunded lending commitments are analyzed in conjunction with the impaired allowance process described above.

Loan charge-off policies - Corporate and tax-exempt loans are monitored on an individual basis, and loan grades are reviewed at least quarterly to ensure they reflect the loan’s current credit risk. When we determine that it is likely that a corporate or tax-exempt loan will not be collected in full, the loan is evaluated for potential impairment. After consideration of the borrower’s ability to restructure the loan, alternative sources of repayment, and other factors affecting the borrower’s ability to repay the debt, the portion of the loan deemed to be a confirmed loss, if any, is charged-off. For collateral-dependent loans secured by real estate, the amount of the loan considered a confirmed loss and charged-off is generally equal to the difference between the recorded investment in the loan and the collateral’s appraised value less estimated costs to sell. For C&I and tax-exempt loans, we evaluate all sources of repayment to arrive at the amount considered to be a loss and charged-off. Corporate banking and credit risk managers also meet regularly to review criticized loans (loans that are rated special mention or worse as defined by bank regulators, see Note 8 for further discussion). Additional charge-offs are taken when the value of the collateral changes or there is an adverse change in the expected cash flows.

The majority of our corporate loan portfolio is comprised of participations in either SNCs or other large syndicated loans in the U.S. and Canada. The SNCs are U.S. loan syndications totaling over $100 million that are shared between three or more regulated institutions. The agent bank’s regulator reviews a portion of SNC loans on a semi-annual basis, a process in which the other participating banks have no involvement. Once the SNC regulatory review process is complete, we receive a summary of the review of these SNC credits from the Office of the Comptroller of the Currency (“OCC”). This summary includes a synopsis of each loan’s regulatory classification, loans that are designated for nonaccrual status and directed charge-offs. We must be at least as critical with nonaccrual designations, directed charge-offs, and classifications as the OCC. This ensures that each bank participating in a SNC loan rates the loan at least as critical as of the exam date. Any classification changes as a result of the review may impact our allowance for loan losses and charge-offs during the quarter that the SNC information is received from the OCC; however, these differences in the classifications are generally insignificant. The amount of such adjustments depend upon the classification and whether we had the loan classified differently (either more or less critically) than the SNC review findings and, therefore, could result in higher, lower, or no change in loan loss provisions than previously recorded. We incorporate into our ratings process any observed regulatory trends in the semi-annual SNC exam process, but there will inherently be differences of opinion on individual credits due to the high degree of judgment involved. Corporate loans are subject to our internal review procedures and regulatory review by the OCC as part of our regulatory examinations.

Every residential mortgage loan over 60 days past due is reviewed regularly and documented in a written report detailing delinquency information, balances, collection status, current valuation estimate and other data points. RJ Bank senior management meets regularly to discuss the status, collection strategy and charge-off recommendations on every residential mortgage loan over 60 days past due with charge-offs considered on residential mortgage loans once the loans are delinquent 90 days or more and then generally taken before the loan is 120 days past due. A charge-off is taken against the allowance for loan losses for the difference between the loan amount and the amount that we estimate will ultimately be collected, based on the value of the underlying collateral less estimated costs to sell. We predominantly use broker price opinions (“BPO”) for these valuations as access to the property is restricted during the collection and foreclosure process and there is insufficient data available for a full appraisal to be performed. BPOs contain relevant and timely sale comparisons and listings in the marketplace and, therefore, we have found these BPOs to be reasonable determinants of market value in lieu of appraisals and more reliable than an automated valuation tool or the use of tax assessed values. A full appraisal is obtained post-foreclosure. We take further charge-offs against the owned asset if an appraisal has a lower valuation than the original BPO, but do not reverse previously charged-off amounts if the appraisal is higher than the original BPO. If a loan remains in pre-foreclosure status for more than nine months, an updated valuation is obtained and further charge-offs are taken against the allowance for loan losses, if necessary.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Loans to financial advisors, net

We offer loans to financial advisors and certain other key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes. These loans are generally repaid over a five to eight year period with interest recognized as earned. There is no fee income associated with these loans. In the event that the financial advisor is no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us. In determining the allowance for doubtful accounts related to former employees or independent contractors, management primarily considers our historical collection experience as well as other factors including amounts due at termination, the reasons for the terminated relationship, and the former financial advisor’s overall financial position. When the review of these factors indicates that further collection activity is highly unlikely, the outstanding balance of such loan is written-off and the corresponding allowance is reduced. Based upon the nature of these financing receivables, we do not analyze this asset on a portfolio segment or class basis. Further, the aging of this receivable balance is not a determinative factor in computing our allowance for doubtful accounts, as concerns regarding the recoverability of these loans primarily arise in the event that the financial advisor is no longer affiliated with us. We present the outstanding balance of loans to financial advisors on our Consolidated Statements of Financial Condition, net of the allowance for doubtful accounts. Of the gross balance outstanding, the portion associated with financial advisors who are no longer affiliated with us was approximately $20 million and $22 million at September 30, 2018 and 2017, respectively. Our allowance for doubtful accounts was approximately $8 million at both September 30, 2018 and 2017.

Other assets

We carry investments in stock of the FHLB and the Federal Reserve Bank (the “FRB”) at cost. These investments are held in accordance with certain membership requirements, are restricted, and lack a market. FHLB and FRB stock can only be sold to the issuer or another member institution at its par value. We annually evaluate our holdings in FHLB and FRB stock for potential impairment based upon its assessment of the ultimate recoverability of the par value of the stock. This annual evaluation is comprised of a review of the capital adequacy, liquidity position and the overall financial condition of the FHLB and FRB to determine the impact these factors have on the ultimate recoverability of the par value of the respective stock. Impairment evaluations are performed more frequently if events or circumstances indicate there may be impairment. Any cash dividends received from these investments are recognized as “Interest income” in our Consolidated Statements of Income and Comprehensive Income.

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

Investments in real estate partnerships held by consolidated variable interest entities

Raymond James Tax Credit Funds, Inc. (“RJTCF”), a wholly owned subsidiary of RJF, or one of its affiliates, is the managing member or general partner in Low-Income Housing Tax Credit (“LIHTC”) funds, some of which require consolidation. Refer to the separate discussion that follows of our policies regarding the evaluation of VIEs to determine if consolidation is required. These funds invest in housing project limited partnerships or limited liability companies (“LLCs”) which purchase and develop affordable housing properties qualifying for federal and state low-income housing tax credits. The balance presented is the investment in project partnership balance of all of the LIHTC fund VIEs which require consolidation. Additional information is presented in Note 10.

Property and equipment, net

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation of assets (other than land) is primarily calculated using the straight-line method over the estimated useful lives of the assets outlined in the following table.

Asset type	Estimated useful life
Buildings, buildings & land improvements and building components	10 to 31 years
Furniture, fixtures and equipment	3 to 5 years
Software	2 to 10 years
Leasehold improvements	Lesser of useful life or lease term

Depreciation expense associated with property, equipment and leasehold improvements is included in “Occupancy and equipment costs” in our Consolidated Statements of Income and Comprehensive Income. Amortization expense associated with computer software is included in “Communications and information processing” expense in our Consolidated Statements of Income and Comprehensive Income.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Additions, improvements and expenditures that extend the useful life of an asset are capitalized. Expenditures for repairs and maintenance are charged to operations in the period incurred. Gains and losses on disposals of property and equipment are reflected in our Consolidated Statements of Income and Comprehensive Income in the period realized.

Intangible assets, net

Certain identifiable intangible assets we acquire such as customer relationships, trade names, developed technology, intellectual property, and non-compete agreements, are amortized over their estimated useful lives on a straight-line method, and are evaluated for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable. Amortization expense associated with such intangible assets is included in “Other” expenses in our Consolidated Statements of Income and Comprehensive Income.

We also hold indefinite-lived intangible assets, which are not amortized under GAAP. Rather, these assets are subject to an evaluation of potential impairment on an annual basis to determine whether the estimated fair value is in excess of its carrying value, or more often if events or circumstances indicate there may be impairment. In the course of our evaluation of the potential impairment of such indefinite-lived assets, we may perform either a qualitative or a quantitative assessment. If after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value is greater than its carrying amount, we are not required to perform a quantitative analysis. However, if we conclude otherwise, we then perform a quantitative impairment analysis. We have elected January 1 as our annual impairment evaluation date, evaluating balances as of December 31. See Note 12 for additional information regarding the outcome of our impairment assessment.

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. Indefinite-life intangible assets such as goodwill are not amortized under GAAP. Rather, these assets are subject to an evaluation of potential impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit, which is generally at the level of or one level below our business segments, with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. However, if the estimated fair value is below carrying value, further analysis is required to determine the amount of the impairment. This further analysis involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount.

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

If we either choose not to perform a qualitative assessment, or we choose to perform a qualitative assessment but are unable to qualitatively conclude that no impairment has occurred, then we perform a quantitative evaluation. In the case of a quantitative assessment, we estimate the fair value of the reporting unit with which the goodwill is associated and compare it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, we estimate the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit’s goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess.

We have elected January 1 as our annual goodwill impairment evaluation date, evaluating balances as of December 31. See Note 12 for additional information regarding the outcome of our goodwill impairment assessments.

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

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

liability is recognized for those matters which, in management’s judgment, the determination of a reasonable estimate of loss is not possible.

We record liabilities related to legal and regulatory proceedings in “Other payables” on our Consolidated Statements of Financial Condition. The determination of these liability amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client’s account; the basis and validity of the claim; the possibility of wrongdoing on the part of one of our employees or financial advisors; previous results in similar cases; and legal precedents and case law. Each legal proceeding or significant regulatory matter is reviewed with counsel in each accounting period and the liability balance is adjusted as deemed appropriate by management. Any change in the liability amount is recorded in our consolidated financial statements and is recognized as either a charge, or a credit, to net income in that period. The actual costs of resolving legal matters or regulatory proceedings may be substantially higher or lower than the recorded liability amounts for such matters. We expense our cost of defense related to such matters in the period they are incurred.

Share-based compensation

We account for share-based awards through the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The compensation cost is recognized over the requisite service period of the awards and is calculated as the market value of the awards on the date of the grant. In addition, we account for share-based awards to our independent contractor financial advisors in accordance with guidance applicable to accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services and guidance applicable to accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock. Share-based awards granted to our independent contractor financial advisors are measured at their fair value estimated at reporting dates until vesting, with changes in the fair value included in compensation expense. Further, we classify certain of these non-employee awards as liabilities at fair value upon vesting, with changes in fair value reported in earnings until these awards are exercised or forfeited. Compensation expense is recognized for all share-based compensation with future service requirements over the requisite service period using the straight-line method, and in certain instances, the graded attribution method. As discussed above, we assumed certain DBRSU awards as part of our acquisition of Alex. Brown that will ultimately be settled in DB common shares provided that certain performance metrics are achieved. The portion of these awards that related to services performed by the award recipients before the acquisition of Alex. Brown represented consideration transferred in the business combination. The portion of these awards which related to compensation for future services were treated as a prepaid compensation asset which had a corresponding derivative liability. The prepaid compensation asset is amortized over the remaining requisite service period of the recipient using the straight-line method while the derivative liability is recorded at fair value at the end of each reporting period until it is settled. Refer to the derivative assets and derivative liabilities subsection of the financial instruments owned, financial instruments sold but not yet purchased and fair value section of this footnote for information regarding the determination of the fair value of this derivative. The amortization of the prepaid asset and the change in fair value of the derivative liability is recorded in “Compensation, commissions and benefits” expense in our Consolidated Statements of Income and Comprehensive Income. See Note 20 for additional information on this share-based compensation plan.

Deferred compensation plans

We maintain various deferred compensation plans for the benefit of certain employees and independent contractors that provide a return to the participant based upon the performance of various referenced investments. For certain of these plans, we directly hold investments related to our obligations to perform under the deferred compensation plans. See the other investments discussion within the financial instruments owned, financial instruments sold but not yet purchased and fair value section of this note for further discussion of these assets. For other such plans, including our Long Term Incentive Plan (“LTIP”) and our Wealth Accumulation Plan (“WAP”), we purchase and hold company-owned life insurance policies on the lives of certain current and former participants to earn a competitive rate of return for participants and to provide a source of funds available to satisfy our obligations under the plan. See Note 9 for information regarding the carrying value of such policies. Compensation expense is recognized for all awards made under such plans with future service requirements over the requisite service period using the straight-line method. Changes in the value of the company-owned life insurance policies and other investments, as well as the expenses associated with the related deferred compensation plans, are recorded in “Compensation, commissions and benefits” expense on our Consolidated Statements of Income and Comprehensive Income. See Note 20 for additional information.

Leases

We lease office space and equipment under operating leases. We recognize rent expense related to these operating leases on a straight-line basis over the lease term. The lease term commences on the earlier of the date when we become legally obligated for the rent payments or the date on which we take possession of the property. For tenant improvement allowances and rent holidays, we record

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

a deferred rent liability in “Other payables” on our Consolidated Statements of Financial Condition and amortize the deferred rent over the lease term as a reduction to rent expense in our Consolidated Statements of Income and Comprehensive Income. In instances where the office space or equipment under an operating lease will be abandoned prior to the expiration of the lease term (these instances primarily result from the effects of acquisitions), we accrue an estimate of any projected loss in our Consolidated Statements of Income and Comprehensive Income at the time such abandonment is known and any loss is estimable.

Foreign currency translation

The statements of financial condition of the foreign subsidiaries we consolidate are translated at exchange rates as of the period end. The statements of income are translated either at an average exchange rate for the period or, in in certain cases, at the exchange rate in effect on the date which transactions occur. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in OCI and are thereafter presented in equity as a component of AOCI.

Income taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year. We utilize the asset and liability method to provide income taxes on all transactions recorded in our consolidated financial statements. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on the tax rates that we expect to be in effect when the underlying items of income and expense are realized. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns, including the repatriation of undistributed earnings of foreign subsidiaries. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or liquidity. See Note 16 for further information on our income taxes.

Earnings per share (“EPS”)

Basic EPS is calculated by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Earnings available to common shareholders’ represents “Net income attributable to Raymond James Financial, Inc.” reduced by the allocation of earnings and dividends to participating securities. Diluted EPS is similar to basic EPS, but adjusts for the dilutive effect of outstanding stock options and restricted stock units by application of the treasury stock method.

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

In our analysis of the criteria to determine whether we are the primary beneficiary of the Private Equity Interests VIEs, we analyze the power and benefits criteria. In a number of these entities, we are a passive limited partner investor, and thus, we do not have the power to make decisions that most significantly affect the economic performance of such VIEs. Accordingly, in such circumstances we have determined we are not the primary beneficiary and therefore, we do not consolidate the VIE. However, in certain of these entities, we have concluded that we are the primary beneficiary as we meet the power and benefits criteria. In such instances, we consolidate the Private Equity Interests VIE.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Restricted Stock Trust Fund - We utilize a trust in connection with certain of our restricted stock unit (“RSU”) awards. This trust fund was established and funded for the purpose of acquiring our common stock in the open market to be used to settle RSUs granted as a retention vehicle for certain employees of our Canadian subsidiaries. We are deemed to be the primary beneficiary and, accordingly, consolidate this trust fund.

LIHTC funds - RJTCF is the managing member or general partner in a number of LIHTC funds having one or more investor members or limited partners. These LIHTC funds are organized as LLCs or limited partnerships for the purpose of investing in a number of project partnerships, which are limited partnerships or LLCs that purchase and develop low-income housing properties qualifying for tax credits.

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

Direct investments in LIHTC project partnerships - RJ Bank is also the investor member of a LIHTC fund which we have determined to be a VIE, and in which a subsidiary of RJTCF is the managing member. We have determined that RJ Bank is the primary beneficiary of this VIE and therefore, we consolidate the fund. All LIHTC funds which we consolidate are investor members in certain LIHTC project partnerships. Since unrelated third parties are the managing members of the investee project partnerships, we have determined that consolidation of these project partnerships is not required and the funds account for their project partnership investments under the equity method. The carrying value of the funds’ project partnership investments are included in “Investments in real estate partnerships held by consolidated variable interest entities” on our Consolidated Statements of Financial Condition. See Note 10 for additional information.

New market tax credit funds - We are the managing member of a number of NMTC funds. NMTC funds are organized as LLCs for the purpose of investing in eligible projects in qualified low-income areas or that serve qualified targeted populations. In return for making a qualified equity investment into the NMTC funds, the fund’s investor member receives tax credits eligible to apply against their federal tax liability. These new market tax credits are taken by the investor member over a seven year period.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Each of these NMTC funds have one investor member. We have concluded that in each of the NMTC funds, the investor member of such funds has significant participating rights over the activities that most significantly impact the economics of the NMTC funds and, therefore, our affiliate as the managing member of the NMTC funds does not have the power over such activities. Accordingly, we are not deemed to be the primary beneficiary of these NMTC funds and, therefore, they are not consolidated.

Recent accounting developments

Accounting guidance recently adopted

Income Taxes - In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-05, which amended income tax accounting guidance to include guidance issued by the Securities and Exchange Commission (“SEC”) related to the implementation of the Tax Cuts and Jobs Act (the “Tax Act”), which we applied during our first fiscal quarter of 2018 when it was issued by the SEC. See Note 16 for more information.

Reclassification of certain tax effects from AOCI - In February 2018, the FASB issued guidance (ASU 2018-02) allowing companies to reclassify to retained earnings the tax effects related to items within AOCI that the FASB refers to as having been stranded as a result of the Tax Act. We early adopted this amended guidance on January 1, 2018 on a modified retrospective approach. The amount reclassified from AOCI to retained earnings related to the Tax Act was insignificant.

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

Fair Value - In August 2018, the FASB issued guidance (ASU No. 2018-13), which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. We early adopted this amended guidance as of September 30, 2018. See Note 4 for more information.

Accounting guidance not yet adopted as of September 30, 2018

Revenue recognition - In May 2014, the FASB issued new guidance regarding revenue recognition (ASU 2014-09). The new guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also provides guidance on accounting for certain contract costs and requires additional disclosures. This new revenue recognition guidance, including subsequent amendments, will be effective for us beginning October 1, 2018 and will be adopted using a modified retrospective approach. Adoption will have no effect on our net results of operations or financial position.  Beginning with our 2019 fiscal year, we will change the presentation of certain costs from a net presentation within revenues to a gross presentation, particularly related to merger & acquisitions advisory and underwriting transactions and certain administrative costs related to our multi-bank sweep program.  The income statement gross up as a result of these changes will depend on activity after adoption but will have no impact on our net earnings.  We believe there will be no material changes in timing of revenues recognized associated with the adoption. We will make changes to certain disclosures related to revenues as required by the new guidance.  In addition, we have re-evaluated our classifications of revenue by financial statement line item and will be reclassifying certain revenues between income statement line items and renaming certain line items.  We believe that these reclassifications will better align with the performance obligations identified under the new guidance and will make our financial statements more comparable with others in our industry.  These reclassifications have no impact on the amount of revenue recognized.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

This new guidance, including subsequent amendments, is effective for our fiscal year beginning on October 1, 2018, generally under a modified retrospective approach, with the exception of the amendments related to equity investments without a readily determinable fair value and the use of an exit price notion to measure financial instruments for disclosure purposes, which will be applied prospectively as of the date of adoption. Upon adoption, our investments in equity securities classified as available-for-sale prior to the adoption date will be accounted for at fair value with unrealized gains/(losses) reflected in earnings. Previously, such unrealized gains/(losses) were reflected in OCI. Upon adoption on October 1, 2018 we do not expect this new guidance to have a material impact on our financial position and results of operations.

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

Statement of Cash Flows (classification of certain cash receipts and cash payments) - In August 2016, the FASB issued amended guidance related to the Statement of Cash Flows (ASU 2016-15). The amended guidance involves several aspects of the classification of certain cash receipts and cash payments including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. This amended guidance is first effective for our fiscal year beginning October 1, 2018 and will be adopted under a retrospective approach.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Upon adoption on October 1, 2018, this new guidance will impact our Consolidated Statement of Cash Flows and will not have an impact on our financial position and results of operations.

Statement of Cash Flows (restricted cash) - In November 2016, the FASB issued new guidance related to the classification and presentation of changes in restricted cash on the Statement of Cash Flows (ASU 2016-18). Current GAAP does not provide guidance to address how to classify and present changes in restricted cash or restricted cash equivalents that occur when there are transfers between cash, cash equivalents and restricted cash or restricted cash equivalents and when there are direct cash receipts into restricted cash or restricted cash equivalents or direct cash payments made from restricted cash or restricted cash equivalents. Under the new guidance, an entity should present in their Statement of Cash Flows the changes during the period in the total of cash and cash equivalents and amounts described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and ending-of-period total amounts shown on the statement of cash flows. This guidance is first effective for our fiscal year beginning October 1, 2018 and will be adopted under a retrospective approach. Upon adoption on October 1, 2018, this new guidance will impact our Consolidated Statement of Cash Flows but will not have an impact on our financial position and results of operations.

Definition of a business - In January 2017, the FASB issued amended guidance related to the definition of a business (ASU 2017-01). This amended guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is first effective for our fiscal year beginning October 1, 2018 and will be adopted on a prospective basis. The impact of the adoption of this amended guidance is dependent upon acquisition and disposal activities subsequent to the date of adoption.

Goodwill - In January 2017, the FASB issued amended guidance to simplify the subsequent measurement of goodwill, eliminating “Step 2” from the goodwill impairment test (ASU 2017-04). In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under this amended guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and subsequently recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is first effective for our fiscal year beginning October 1, 2019 and will be adopted on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We plan to early-adopt this guidance on January 1, 2019, our next goodwill impairment test date.

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

Share-based payment awards (modifications) - In May 2017, the FASB issued amended guidance that clarifies when changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting (ASU 2017-09). The amended guidance states an entity should account for the effects of a modification unless certain criteria are met which include that the modified award has the same fair value, vesting conditions and classification as the original award. This amended guidance is first effective for our fiscal year beginning October 1, 2018 and will be adopted on a prospective basis. We generally do not modify our share-based payments awards. Upon adoption on October 1, 2018, we do not expect this new guidance to have a material impact on our financial position and results of operations.

Share-based payment awards (nonemployee) - In June 2018, the FASB issued amended guidance that aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions (ASU 2018-07). The amended guidance states an entity should measure the fair value of the award by estimating the fair value of the equity instruments to be issued and, for equity-classified awards, the fair value should be measured on the grant date. The amended guidance also clarifies that nonemployee awards that contain a performance condition are to be measured based on the outcome that is probable and that entities may elect, on an award-by-award basis, to use the expected term or the contractual term to measure the award. This amended guidance is first effective for our fiscal year beginning October 1, 2019 and will be adopted using a modified retrospective approach with a cumulative adjustment to retained earnings. We plan to early adopt this new standard on October 1, 2018. We do not expect this new guidance to have a material impact on our financial position and results of operations.

Internal use software (cloud computing) - In August 2018, the FASB guidance that issued guidance on the accounting for implementation costs incurred by customers in cloud computing arrangements (ASU 2018-15). This guidance requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the non-cancellable term of the cloud computing

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. This amended guidance is first effective for our fiscal year beginning on October 1, 2020 with early adoption permitted. The guidance may be adopted either using the prospective or retrospective approach. We are currently evaluating the impact of this new guidance on our financial position and results of operations.

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

Acquisitions completed in prior fiscal years

Mummert & Company Corporate Finance GmbH (“Mummert”)

In June 2016, we completed our acquisition of all of the outstanding shares of Mummert, a middle market M&A advisory firm, headquartered in Munich, Germany, that was focused primarily on the technology, industrial, healthcare, consumer and business services sectors. Mummert expanded our investment banking capabilities in Europe, and is included in our Capital Markets segment. For purposes of certain acquisition-related financial reporting requirements, the Mummert acquisition was not considered a material acquisition. Mummert’s results of operations have been included in our results prospectively from June 1, 2016.

MacDougall, MacDougall & MacTier Inc. (“3Macs”)

In August 2016, we completed our acquisition of all of the outstanding shares of 3Macs, an independent investment firm founded in 1849 and headquartered in Montreal, Quebec, Canada. 3Macs is included in our Private Client Group (“PCG”) segment. For purposes of certain acquisition-related financial reporting requirements, the 3Macs acquisition was not considered a material acquisition. 3Macs results of operations have been included in our results prospectively from August 31, 2016.

U.S. Private Client Services unit of Deutsche Bank (“Alex. Brown”)

In September 2016, we completed our acquisition of certain specified assets and the assumption of certain specified liabilities of Alex. Brown from Deutsche Bank Securities, Inc. Alex. Brown is included in our PCG segment. For purposes of certain acquisition-related financial reporting requirements, the Alex. Brown acquisition was not considered a material acquisition. Alex. Brown’s results of operations have been included in our results of operations prospectively from September 6, 2016.

As part of the acquisition of Alex. Brown, we assumed the liability for certain DBRSU awards, including the associated plan terms and conditions, which will ultimately be settled in DB common shares if the conditions outlined in the plan are met. We hold DB common shares as an economic hedge to the DBRSU liability. See Note 2, Note 6 and Note 20 for further information on the DBRSU obligation assumed as part of this acquisition.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Acquisition-related expenses

The “Acquisition-related expenses” presented in our Consolidated Statements of Income and Comprehensive Income for the years ended September 30, 2018, 2017 and 2016 pertain to certain incremental expenses incurred in connection with the acquisitions previously described.

The following table presents a summary of acquisition-related expenses incurred in each respective period.

	Year ended September 30,
$ in thousands	2018	2017	2016
Legal and regulatory	$2,281	$3,192	$8,334
Severance	990	5,859	866
Information systems integration costs	162	1,380	21,752
Acquisition and integration-related incentive compensation costs	—	5,474	—
Early termination costs of assumed contracts	—	1,329	—
Post-closing purchase price contingency	—	(3,345)	—
DBRSU obligation and related hedge	—	770	4,837
All other	494	3,336	4,917
Total acquisition-related expenses	$3,927	$17,995	$40,706

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4 – FAIR VALUE

Our “Financial instruments owned” and “Financial instruments sold but not yet purchased” on our Consolidated Statements of Financial Condition are recorded at fair value under GAAP. For further information about such instruments and our significant accounting policies related to fair value, see Note 2.

The following tables present assets and liabilities measured at fair value on a recurring and nonrecurring basis. Netting adjustments represent the impact of counterparty and collateral netting on our derivative balances included in our Consolidated Statements of Financial Condition. See Note 6 for additional information. Bank loans held for sale measured at fair value on a nonrecurring basis are recorded at a fair value lower than cost.

$ in thousands	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Netting adjustments	Balance as of September 30, 2018
Assets at fair value on a recurring basis:
Trading instruments
Municipal and provincial obligations	$1,206	$247,712	$—	$—	$248,918
Corporate obligations	10,184	99,938	—	—	110,122
Government and agency obligations	18,660	71,854	—	—	90,514
Agency MBS and CMOs	2,745	124,188	—	—	126,933
Non-agency CMOs and asset-backed securities (“ABS”)	—	68,712	4	—	68,716
Total debt securities	32,795	612,404	4	—	645,203
Equity securities	15,335	130	—	—	15,465
Brokered certificates of deposit	—	38,616	—	—	38,616
Other	23	2,005	1,078	—	3,106
Total trading instruments	48,153	653,155	1,082	—	702,390
Available-for-sale securities
Agency MBS and CMOs	—	2,628,739	—	—	2,628,739
Other securities	942	—	—	—	942
ARS preferred	—	—	66,685	—	66,685
Total available-for-sale securities	942	2,628,739	66,685	—	2,696,366
Derivative assets
Interest rate contracts
Matched book	—	160,345	—	—	160,345
Other	—	74,068	—	(55,330)	18,738
Foreign exchange contracts	—	1,141	—	—	1,141
Total derivative assets	—	235,554	—	(55,330)	180,224
Private equity investments
Not measured at NAV	—	—	55,923	—	55,923
Measured at NAV					91,235
Total private equity investments	—	—	55,923	—	147,158
Other investments	200,786	618	798	—	202,202
Total assets at fair value on a recurring basis	$249,881	$3,518,066	$124,488	$(55,330)	$3,928,340

Assets at fair value on a nonrecurring basis:
Bank loans, net
Impaired loans	$—	$9,661	$18,634	$—	$28,295
Loans held for sale	—	40,015	—	—	40,015
Total bank loans, net	—	49,676	18,634	—	68,310
Other assets: OREO	—	575	—	—	575
Total assets at fair value on a nonrecurring basis	$—	$50,251	$18,634	$—	$68,885

(continued on next page)

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(continued from previous page)

$ in thousands	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Netting adjustments	Balance as of September 30, 2018
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased
Municipal and provincial obligations	$30	$1,133	$—	$—	$1,163
Corporate obligations	1,597	24,776	—	—	26,373
Government obligations	194,476	—	—	—	194,476
Agency MBS and CMOs	71	—	—	—	71
Non-agency MBS and CMOs	—	993	—	—	993
Total debt securities	196,174	26,902	—	—	223,076
Equity securities	5,525	153	—	—	5,678
Other	3	—	6,585	—	6,588
Total trading instruments sold but not yet purchased	201,702	27,055	6,585	—	235,342
Derivative liabilities
Interest rate contracts
Matched book	—	160,345	—	—	160,345
Other	—	113,392	—	(46,853)	66,539
Foreign exchange contracts	—	4,449	—	—	4,449
DBRSU obligation (equity)	—	15,580	—	—	15,580
Total derivative liabilities	—	293,766	—	(46,853)	246,913
Total liabilities at fair value on a recurring basis	$201,702	$320,821	$6,585	$(46,853)	$482,255

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

$ in thousands	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Netting adjustments	Balance as of September 30, 2017
Assets at fair value on a recurring basis:
Trading instruments
Municipal and provincial obligations	$83	$221,884	$—	$—	$221,967
Corporate obligations	9,361	81,577	—	—	90,938
Government and agency obligations	6,354	28,977	—	—	35,331
Agency MBS and CMOs	913	133,070	—	—	133,983
Non-agency CMOs and ABS	—	28,442	5	—	28,447
Total debt securities	16,711	493,950	5	—	510,666
Equity securities	16,090	389	—	—	16,479
Brokered certificates of deposit	—	31,492	—	—	31,492
Other	32	—	5,594	—	5,626
Total trading instruments	32,833	525,831	5,599	—	564,263
Available-for-sale securities
Agency MBS and CMOs	—	2,081,079	—	—	2,081,079
Other securities	1,032	—	—	—	1,032
ARS preferred	—	—	106,171	—	106,171
Total available-for-sale securities	1,032	2,081,079	106,171	—	2,188,282
Derivative assets
Interest rate contracts
Matched book	—	288,035	—	—	288,035
Other	—	86,436	—	(55,728)	30,708
Foreign exchange contracts	—	32	—	—	32
Total derivative assets	—	374,503	—	(55,728)	318,775
Private equity investments
Not measured at NAV	—	—	88,885	—	88,885
Measured at NAV					109,894
Total private equity investments	—	—	88,885	—	198,779
Other investments	220,312	332	336	—	220,980
Total assets at fair value on a recurring basis	$254,177	$2,981,745	$200,991	$(55,728)	$3,491,079

Assets at fair value on a nonrecurring basis:
Bank loans, net
Impaired loans	$—	$17,474	$23,994	$—	$41,468
Loans held for sale	—	11,285	—	—	11,285
Total bank loans, net	—	28,759	23,994	—	52,753
Other assets: OREO	—	880	—	—	880
Total assets at fair value on a nonrecurring basis	$—	$29,639	$23,994	$—	$53,633

(continued on next page)

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

$ in thousands	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Netting adjustments	Balance as of September 30, 2017
(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased
Municipal and provincial obligations	$304	$—	$—	$—	$304
Corporate obligations	1,286	35,272	—	—	36,558
Government obligations	167,622	—	—	—	167,622
Agency MBS and CMOs	2,477	—	—	—	2,477
Non-agency MBS and CMOs	—	5,028	—	—	5,028
Total debt securities	171,689	40,300	—	—	211,989
Equity securities	8,118	1,342	—	—	9,460
Total trading instruments sold but not yet purchased	179,807	41,642	—	—	221,449
Derivative liabilities
Interest rate contracts
Matched book	—	288,035	—	—	288,035
Other	—	101,893	—	(59,410)	42,483
Foreign exchange contracts	—	646	—	—	646
DBRSU obligation (equity)	—	25,800	—	—	25,800
Total derivative liabilities	—	416,374	—	(59,410)	356,964
Total liabilities at fair value on a recurring basis	$179,807	$458,016	$—	$(59,410)	$578,413

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Level 3 recurring fair value measurements

The following tables present the changes in fair value for Level 3 assets and liabilities measured at fair value on a recurring basis. The realized and unrealized gains and losses in the tables may include changes in fair value that were attributable to both observable and unobservable inputs. In the tables below, gains/(losses) on trading instruments are reported in “Net trading profit,” gains/(losses) on private equity and other investments are reported in “Other” revenues, and gains/(losses) on available-for-sale securities are reported in either “Other” revenues (when included in earnings) or “Other comprehensive income” in our Consolidated Statements of Income and Comprehensive Income.

Year ended September 30, 2018 Level 3 instruments at fair value
	Financial assets					Financial liabilities
	Trading instruments		Available-for-sale securities	Private equity and other investments		Trading instruments
$ in thousands	Non-agency CMOs and ABS	Other	ARS - preferred	Private equity investments	Other investments	Other
Fair value beginning of year	$5	$5,594	$106,171	$88,885	$336	$—
Total gains/(losses) for the year:
Included in earnings	—	(2,607)	4,684	(4,847)	(91)	(1,521)
Included in other comprehensive income	—	—	1,279	—	—	—
Purchases and contributions	—	82,060	—	—	762	2,199
Sales	—	(83,969)	(45,449)	(28,115)	(209)	(7,263)
Distributions	(1)	—	—	—	—	—
Transfers:
Into Level 3	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—
Fair value end of year	$4	$1,078	$66,685	$55,923	$798	$(6,585)

Unrealized gains/(losses) for the year included in earnings for instruments held at the end of the year	$—	$(315)	$—	$(16,068)	$(300)	$(1,521)
Unrealized gains/(losses) for the year included in other comprehensive income for instruments held at the end of the year	$—	$—	$3,132	$—	$—	$—

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Year ended September 30, 2017 Level 3 instruments at fair value

			Available-for-sale securities		Private equity and other investments
$ in thousands	Non-agency CMOs and ABS	Other	ARS – municipal obligations	ARS - preferred	Private equity investments	Other investments
Fair value beginning of year	$7	$6,020	$25,147	$100,018	$83,165	$441
Total gains/(losses) for the year:
Included in earnings	1	(2,568)	641	(84)	8,343	118
Included in other comprehensive income	—	—	2,344	7,705	—	—
Purchases and contributions	—	67,316	—	—	5,245	217
Sales	—	(65,174)	(28,132)	(1,468)	(168)	(245)
Distributions	(3)	—	—	—	(7,700)	—
Transfers:
Into Level 3	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	(195)
Fair value end of year	$5	$5,594	$—	$106,171	$88,885	$336

Unrealized gains/(losses) for the year included in earnings for instruments held at the end of the year	$1	$(1,626)	$—	$—	$8,331	$118
Unrealized gains/(losses) for the year included in other comprehensive income for instruments held at the end of the year	$—	$—	$—	$7,705	$—	$—

As of both September 30, 2018 and September 30, 2017, 10% of our assets and 2% of our liabilities were instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of September 30, 2018 and September 30, 2017 represented 3% and 6% of our assets measured at fair value, respectively. Level 3 instruments as a percentage of total financial instruments decreased as compared to September 30, 2017, due to the sale of Level 3 ARS and private equity investments during the year ended September 30, 2018, as well as the increase in total assets measured at fair value since September 30, 2017.

Quantitative information about level 3 fair value measurements

The following tables present the valuation techniques and significant unobservable inputs used in the valuation of a significant majority of our financial instruments classified as level 3. These inputs represent those that a market participant would take into account when pricing these instruments. Weighted averages are calculated by weighting each input by the relative fair value of the related financial instrument.

Level 3 financial instrument $ in thousands	Fair value at September 30, 2018	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements
ARS preferred	$66,685	Discounted cash flow	Average discount rate	6.50% - 7.85% (7.13%)
			Average interest rates applicable to future interest income on the securities (1)	4.13% - 5.51% (4.47%)
			Prepayment year (2)	2018 - 2021 (2021)
Private equity investments (not measured at NAV)	$43,012	Income approach - Discounted cash flow	Discount rate	25%
			Terminal EBITDA Multiple	10.0x
			Terminal year	2022 - 2042 (2023)
	$12,911	Transaction price or other investment-specific events(3)	Not meaningful (3)	Not meaningful (3)
Nonrecurring measurements
Bank loans: impaired loans - residential	$17,076	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Bank loans: impaired loans - corporate	$1,558	Collateral or discounted cash flow value(4)	Not meaningful (4)	Not meaningful (4)

The text of the footnotes in the preceding table are on the following page.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Level 3 financial instrument $ in thousands	Fair value at September 30, 2017	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements
ARS preferred	$106,171	Discounted cash flow	Average discount rate	5.46% - 6.81% (6.03%)
			Average interest rates applicable to future interest income on the securities (1)	2.58% - 3.44% (2.72%)
			Prepayment year (2)	2017 - 2021 (2021)
Private equity investments (not measured at NAV)	$68,454	Income or market approach
		Scenario 1 - income approach - discounted cash flow	Discount rate	13% - 25% (22.4%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2020 - 2042 (2021)
		Scenario 2 - market approach - market multiple method	EBITDA Multiple	5.25x - 7x (5.8x)
			Weighting assigned to outcome of scenario 1/scenario 2	87%/13%
	$20,431	Transaction price or other investment-specific events (3)	Not meaningful (3)	Not meaningful (3)
Nonrecurring measurements
Bank loans: impaired loans -residential	$20,736	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.4 yrs.)
Bank loans: impaired loans -corporate	$3,258	Appraisal or discounted cash flow value (4)	Not meaningful (4)	Not meaningful (4)

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

(4)
The valuation techniques used for the impaired corporate loan portfolio are appraisals or collateral value less selling costs for the collateral dependent loans and discounted cash flows for impaired loans that are not collateral dependent.

Qualitative disclosure about unobservable inputs

For our recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs are described in the following sections.

ARS preferred

The future interest rate and prepayment assumptions impacting the valuation of the auction rate securities are directly related.  As short-term interest rates rise, the penalty interest rates, which are embedded in most of these securities in the event auctions fail to set the security’s interest rate, also increase. As penalty interest rates rise, we estimate that issuers of the securities will have the economic incentive to refinance (and thus prepay) the securities.  As such, increases in the interest rate, which would generally result in an earlier prepayment assumption, would have increased the fair value of the securities. Increases in the discount rate would have resulted in a lower fair value of the securities.

Private equity investments

The significant unobservable inputs used in the fair value measurement of private equity investments generally relate to the financial performance of the investment entity and the market’s required return on investments from entities in industries in which we hold investments. Increases in the discount rate and/or a later terminal year would have resulted in a lower fair value measurement. Increases in the terminal EBITDA multiple would have resulted in a higher fair value measurement.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Investments in private equity measured at net asset value per share

As more fully described in Note 2, as a practical expedient, we utilize NAV or its equivalent to determine the recorded value of a portion of our private equity investments portfolio. We utilize NAV when the fund investment does not have a readily determinable fair value and the NAV of the fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the investments at fair value.

Our private equity portfolio as of September 30, 2018 included various direct investments, as well as investments in third-party private equity funds and various private equity funds which we sponsor. The portfolio is primarily invested in a broad range of industries including leveraged buyouts, growth capital, distressed capital, venture capital and mezzanine capital. Due to the closed-end nature of certain of our fund investments, such investments cannot be redeemed directly with the funds. Our investment is monetized through distributions received through the liquidation of the underlying assets of those funds, the timing of which is uncertain.

The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in thousands	Recorded value	Unfunded commitment
September 30, 2018
Private equity investments measured at NAV	$91,235	$18,418
Private equity investments not measured at NAV	55,923
Total private equity investments	$147,158

September 30, 2017
Private equity investments measured at NAV	$109,894	$20,973
Private equity investments not measured at NAV	88,885
Total private equity investments	$198,779

Of the total private equity investments, the portions we owned were $103 million and $145 million as of September 30, 2018 and 2017, respectively. The portions of the private equity investments we did not own were $44 million and $54 million as of September 30, 2018 and 2017, respectively, and were included as a component of noncontrolling interests in our Consolidated Statements of Financial Condition.

Many of these fund investments meet the definition of prohibited covered funds as defined by the Volcker Rule enacted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  We have received approval from the Board of Governors of the Federal Reserve System (the “Fed”) to continue to hold the majority of our covered fund investments until July 2022. However, our current focus is the divestiture of this portfolio.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated Statements of Financial Condition at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value in the Consolidated Statements of Financial Condition.

The following financial instruments were not carried at fair value in accordance with GAAP on our Consolidated Statements of Financial Condition at September 30, 2018 or 2017.

Short-term financial instruments: The carrying value of short-term financial instruments, including cash and cash equivalents, cash segregated pursuant to federal regulations, repurchase agreements and reverse repurchase agreements are recorded at amounts that approximate the fair value of these instruments. These financial instruments generally expose us to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market rates. Under the fair value hierarchy, cash and cash equivalents and cash segregated pursuant to federal regulations are classified as Level 1. Repurchase agreements and reverse repurchase agreements are classified as Level 2 under the fair value hierarchy as they are generally overnight and are collateralized by U.S. government or agency securities.

Bank loans, net: These financial instruments are primarily comprised of loans originated or purchased by RJ Bank and include C&I loans, commercial and residential real estate loans, tax-exempt loans, as well as SBL intended to be held until maturity or payoff, and are recorded at amounts that result from the application of the loans held for investment methodologies summarized in Note 2. In addition, these financial instruments consist of loans held for sale, which are carried at the lower of cost or market value. A portion of

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

these loans held for sale, which are carried at lower of cost or market value, as well as any impaired loans held for investment are recorded at fair value as nonrecurring fair value measurements, and therefore are excluded from the following table.

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

Loans to financial advisors, net: These financial instruments are primarily comprised of loans provided to financial advisors or key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes. Such loans are generally repaid over a five to eight year period, and are recorded at cost less an allowance for doubtful accounts. The fair value of loans to financial advisors, net, is determined through application of a discounted cash flow analysis, based on contractual payments of the underlying loans discounted at the current market interest rates associated with such loans. This methodology for estimating the fair value of these loans does not consider other market variables and, therefore, is not based on an exit price concept. Loans to financial advisors, net are classified as Level 3 under the fair value hierarchy.

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

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the estimated fair values by level within the fair value hierarchy and the carrying amounts of certain of our financial instruments not carried at fair value. The carrying amounts exclude financial instruments which have been recorded at fair value and those recorded at amounts which approximate fair value in the Consolidated Statements of Financial Condition.

$ in thousands	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
September 30, 2018
Financial assets:
Bank loans, net	$—	$123,911	$19,116,423	$19,240,334	$19,449,790
Loans to financial advisors, net	$—	$—	$748,437	$748,437	$934,420
Financial liabilities:
Bank deposits	$—	$19,496,066	$438,513	$19,934,579	$19,941,507
Other borrowings	$—	$23,900	$—	$23,900	$23,966
Senior notes payable	$—	$1,557,728	$—	$1,557,728	$1,549,636

September 30, 2017
Financial assets:
Bank loans, net	$—	$23,001	$16,836,745	$16,859,746	$16,954,042
Loans to financial advisors, net	$—	$—	$708,487	$708,487	$873,272
Financial liabilities:
Bank deposits	$—	$17,417,678	$313,359	$17,731,037	$17,732,362
Other borrowings	$—	$29,278	$—	$29,278	$28,813
Senior notes payable	$—	$1,647,696	$—	$1,647,696	$1,548,839

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities are comprised of agency MBS and CMOs owned by RJ Bank and ARS owned by one of our non-broker-dealer subsidiaries.  See Note 2 for a discussion of our available-for-sale securities accounting policies, including the fair value determination process.

The following table details the amortized cost and fair values of our available-for-sale securities.

$ in thousands	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2018
Agency MBS and CMOs	$2,698,168	$394	$(69,823)	$2,628,739
Other securities	1,575	—	(633)	942
Total RJ Bank available-for-sale securities	2,699,743	394	(70,456)	2,629,681
ARS preferred	60,909	5,776	—	66,685
Total available-for-sale securities	$2,760,652	$6,170	$(70,456)	$2,696,366

September 30, 2017
Agency MBS and CMOs	$2,089,153	$1,925	$(9,999)	$2,081,079
Other securities	1,575	—	(543)	1,032
Total RJ Bank available-for-sale securities	2,090,728	1,925	(10,542)	2,082,111
ARS preferred	101,674	4,497	—	106,171
Total available-for-sale securities	$2,192,402	$6,422	$(10,542)	$2,188,282

See Note 4 for additional information regarding the fair value of available-for-sale securities.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table details the contractual maturities, amortized cost, carrying values and current yields for our available-for-sale securities with contractual maturities.  Since RJ Bank’s MBS and CMO available-for-sale securities are backed by mortgages, actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	September 30, 2018
$ in thousands	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency MBS and CMOs:
Amortized cost	$2,656	$245,214	$898,553	$1,551,745	$2,698,168
Carrying value	2,641	239,247	876,432	1,510,419	2,628,739
Weighted-average yield	1.70%	2.25%	2.24%	2.32%	2.29%

The following table details the gross unrealized losses and fair value of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in thousands	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2018
Agency MBS and CMOs	$1,102,652	$(19,906)	$1,425,650	$(49,917)	$2,528,302	$(69,823)
Other securities	—	—	942	(633)	942	(633)
Total	$1,102,652	$(19,906)	$1,426,592	$(50,550)	$2,529,244	$(70,456)

September 30, 2017
Agency MBS and CMOs	$1,119,715	$(5,621)	$295,528	$(4,378)	$1,415,243	$(9,999)
Other securities	—	—	1,032	(543)	1,032	(543)
Total	$1,119,715	$(5,621)	$296,560	$(4,921)	$1,416,275	$(10,542)

Agency MBS and CMOs

U.S. government agencies guarantee the contractual cash flows of the agency MBS and CMOs. At September 30, 2018, of the 255 agency MBS and CMOs in an unrealized loss position, 96 were in a continuous unrealized loss position for less than 12 months and 159 were for 12 months or more.  We do not consider these securities OTTI due to the guarantee of the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities. At September 30, 2018, debt securities we held in excess of ten percent of our equity included Federal National Home Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) which had an amortized cost of $1.82 billion and $667 million, respectively, and a fair value of $1.77 billion and $647 million, respectively.

During the year ended September 30, 2018, there were no sales of agency MBS or CMO available-for-sale securities. During the year ended September 30, 2017, there were $66 million in proceeds, resulting in an insignificant gain, from the sale of available-for-sale securities. During the year ended September 30, 2016, there were $8 million in proceeds, resulting in an insignificant gain, from the sale of available-for-sale securities. The gains that resulted from these sales for all periods were included in “Other” revenues on our Consolidated Statements of Income and Comprehensive Income.

ARS

Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them. The par value of the ARS we held as of September 30, 2018 was $72 million. Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be OTTI, as we have the ability and intent to hold these securities. All of our ARS securities are evaluated for OTTI on a quarterly basis. As of September 30, 2018, there were no ARS preferred with a fair value less than cost basis.

Sales or redemptions of ARS for the year ended September 30, 2018 resulted in aggregate proceeds of $45 million and a gain of $5 million, which is included in “Other” revenues on our Consolidated Statements of Income and Comprehensive Income. During the year ended September 30, 2017, sales or redemptions of ARS resulted in proceeds of $30 million and an insignificant gain. During the year ended September 30, 2016, sales or redemptions of ARS resulted in proceeds of $3 million and an insignificant gain.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Other-than-temporarily impaired securities

The following table details the changes in the amount of OTTI related to credit losses recognized in “Other” revenues on available-for-sale securities.

	Year ended September 30,
$ in thousands	2018	2017	2016
Amount related to credit losses on securities we held at the beginning of the year	$—	$8,107	$11,847
Decreases to the amount related to credit losses for securities sold during the year	—	(8,107)	(3,740)
Amount related to credit losses on securities we held at the end of the year	$—	$—	$8,107

NOTE 6 – DERIVATIVE ASSETS AND DERIVATIVE LIABILITIES

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

Derivatives arising from our fixed income business operations

We enter into interest rate contracts in our fixed income business to facilitate client transactions or to actively manage risk exposures that arise from our client activity, including a portion of our trading inventory. The majority of these derivatives are traded in the over-the-counter market and are executed directly with another counterparty or are cleared and settled through a clearing organization.

We also facilitate matched book derivative transactions in which RJFP enters into interest rate derivative transactions with clients. For every derivative transaction RJFP enters into with a client, it also enters into an offsetting derivative on terms that mirror the client transaction with a credit support provider, which is a third-party financial institution. Any collateral required to be exchanged under these derivative contracts is administered directly between the client and the third-party financial institution. Due to this pass-through transaction structure, RJFP has completely mitigated the market and credit risk on these derivative contracts. As a result, derivatives for which the fair value is in an asset position have an equal and offsetting derivative liability. RJFP only has credit risk on its uncollected derivative transaction fee revenues. The receivable for uncollected derivative transaction fee revenues of RJFP was $4 million and $5 million at September 30, 2018 and 2017, respectively, and was included in “Other receivables” on our Consolidated Statements of Financial Condition.

Derivatives arising from RJ Bank’s business operations

We enter into forward foreign exchange contracts and interest rate swaps to hedge certain exposures arising out of RJ Bank’s business operations. Each of these activities is described in the “Derivative assets and derivative liabilities” section of Note 2 and in the following paragraphs.

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

Derivative arising from our acquisition of Alex. Brown

As part of our acquisition of Alex. Brown, we assumed certain DBRSU awards, which will ultimately be settled in DB common shares, provided certain performance metrics are achieved. The DBRSU obligation results in a derivative, the fair value and notional of which is measured by multiplying the number of outstanding DBRSU awards to be settled in DB common shares as of the end of the reporting period by the end of reporting period DB share price, as traded on the NYSE.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
We are also required to maintain cash or marketable security deposits with the clearing organizations we utilize to clear certain of our interest rate derivative transactions. Cash initial margin is included as a component of “Receivables from brokers, dealers and clearing organizations” and marketable securities initial margin is included as a component of “Other investments” or “Available-for-sale securities” in our Consolidated Statements of Financial Condition. On a daily basis, we also pay cash to or receive cash from these clearing organizations due to changes in the fair value of the derivatives which they clear. Such payments are referred to as “variation margin” and are considered to be settlement of the related derivatives.

Due to the short-term nature of forward foreign exchange contracts, RJ Bank is generally not required to post collateral with and does not generally receive collateral from its respective counterparties.

Derivative balances included in our financial statements

The following table presents the gross fair value and notional amount of derivative contracts by product type, the amounts of counterparty and cash collateral netting in our Consolidated Statements of Financial Condition, as well as collateral posted and received under credit support agreements that do not meet the criteria for netting under GAAP.

	September 30, 2018			September 30, 2017
$ in thousands	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate contracts:
Matched book	$160,345	$160,345	$2,415,615	$288,035	$288,035	$2,766,488
Other (1)	74,068	112,864	6,155,611	86,436	100,503	4,931,809
Foreign exchange contracts	1,141	1,454	549,188	3	530	437,783
DBRSU obligation (equity) (2)	—	15,580	15,580	—	25,800	25,800
Subtotal	235,554	290,243	9,135,994	374,474	414,868	8,161,880
Derivatives designated as hedging instruments
Interest rate contracts	—	528	850,000	—	1,390	850,000
Foreign exchange contracts	—	2,995	891,563	29	116	1,048,646
Subtotal	—	3,523	1,741,563	29	1,506	1,898,646
Total gross fair value/notional amount	235,554	293,766	$10,877,557	374,503	416,374	$10,060,526
Offset in the Statements of Financial Condition
Counterparty netting	(26,124)	(26,124)		(6,045)	(6,045)
Cash collateral netting	(29,206)	(20,729)		(49,683)	(53,365)
Total amounts offset	(55,330)	(46,853)		(55,728)	(59,410)
Net amounts presented in the Statements of Financial Condition	180,224	246,913		318,775	356,964

Gross amounts not offset in the Statements of Financial Condition
Financial instruments (3)	(162,480)	(160,345)		(293,340)	(288,035)
Total	$17,744	$86,568		$25,435	$68,929

The text of the footnotes in the preceding table are on the following page.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The text of the footnotes to the preceding table are as follows:

(1) Substantially all relates to interest rate derivatives entered into as part of our fixed income business operations.

(2)
The DBRSU obligation is not subject to an enforceable master netting arrangement or other similar arrangement. However, we held shares of DB as an economic hedge against this obligation with a fair value of $12 million and $19 million as of September 30, 2018 and 2017, respectively, which are a component of “Other investments” on our Consolidated Statements of Financial Condition. See additional discussion of the DBRSUs in Note 20.

(3) Although the matched book derivative arrangements do not meet the definition of a master netting arrangement as specified by GAAP, the agreement with the third-party intermediary includes terms that are similar to a master netting agreement. As a result, we present the matched book amounts net in the preceding table.

The following table details the gains/(losses) recognized in AOCI, net of income taxes, on derivatives designated as hedging instruments. See Note 18 for additional information.

	Year ended September 30,
$ in thousands	2018	2017	2016
Interest rate contracts (cash flow hedges)	$34,806	$23,232	$(11,833)
Foreign exchange contracts (net investment hedges)	27,771	(26,281)	(6,721)
Total gains/(losses) recognized in AOCI, net of taxes	$62,577	$(3,049)	$(18,554)

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for any of the years ended September 30, 2018, 2017 or 2016.  We expect to reclassify an estimated $6 million of interest income out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is 9 years.

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Consolidated Statements of Income and Comprehensive Income.

	Location of gain/(loss) included in the Consolidated Statements of Income and Comprehensive Income	Gain/(loss) recognized during the
		year ended September 30,
$ in thousands		2018	2017	2016
Interest rate contracts:
Matched book	Other revenues	$104	$36	$92
Other	Net trading profit/other revenues	$6,018	$7,895	$2,819
Foreign exchange contracts	Other revenues	$18,091	$(19,961)	$(2,662)
DBRSU obligation (equity)	Compensation, commissions and benefits expense	$8,192	$(5,648)	$2,457
DBRSU obligation (equity)	Acquisition-related expenses	$—	$(2,383)	$—

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

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment-grade, the counterparties to the derivative instruments could terminate and request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was $4 million at September 30, 2018, for which we had not posted any collateral. Such amounts were insignificant at September 30, 2017.

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

	Assets		Liabilities
$ in thousands	Reverse repurchase agreements	Securities borrowed	Repurchase agreements	Securities loaned
September 30, 2018
Gross amounts of recognized assets/liabilities	$372,603	$255,280	$186,205	$422,785
Gross amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amounts presented in the Consolidated Statements of Financial Condition	372,603	255,280	186,205	422,785
Gross amounts not offset in the Consolidated Statements of Financial Condition	(372,603)	(247,860)	(186,205)	(407,975)
Net amount	$—	$7,420	$—	$14,810
September 30, 2017
Gross amounts of recognized assets/liabilities	$404,462	$138,319	$220,942	$383,953
Gross amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amounts presented in the Consolidated Statements of Financial Condition	404,462	138,319	220,942	383,953
Gross amounts not offset in the Consolidated Statements of Financial Condition	(404,462)	(134,304)	(220,942)	(373,132)
Net amount	$—	$4,015	$—	$10,821

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

In many cases, we are permitted to deliver or repledge financial instruments we have received as collateral in our repurchase agreements, securities lending agreements, other secured borrowings, satisfaction of deposit requirements with clearing organizations, or otherwise meeting either our or our clients’ settlement requirements.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents financial instruments at fair value that we received as collateral, were not included on our Consolidated Statements of Financial Condition, and that were available to be delivered or repledged, along with the balances of such instruments that were delivered or repledged, to satisfy one of our purposes previously described.

	September 30,
$ in thousands	2018	2017
Collateral we received that was available to be delivered or repledged	$3,165,127	$3,030,736
Collateral that we delivered or repledged	$1,388,882	$1,068,912

Encumbered assets

We pledge certain of our financial instruments to collateralize either repurchase agreements or other secured borrowings, maintain lines of credit, or to satisfy our collateral or settlement requirements with counterparties or clearing organizations who may or may not have the right to deliver or repledge such instruments. The following table presents information about the fair value of our assets that have been pledged for one of the purposes previously described.

	September 30,
$ in thousands	2018	2017
Financial instruments owned, at fair value, pledged to counterparties that:
Had the right to deliver or repledge	$509,703	$363,739
Did not have the right to deliver or repledge	$64,614	$44,930
Bank loans, net pledged at FHLB and the Federal Reserve	$4,075,081	$3,197,185

Repurchase agreements, repurchase-to-maturity transactions and securities loaned accounted for as secured borrowings

The following table presents the remaining contractual maturity of repurchase agreements and securities lending transactions accounted for as secured borrowings.

$ in thousands	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
September 30, 2018
Repurchase agreements:
Government and agency obligations	$102,140	$—	$—	$—	$102,140
Agency MBS and CMOs	84,065	—	—	—	84,065
Total repurchase agreements	186,205	—	—	—	186,205
Securities loaned:
Equity securities	422,785	—	—	—	422,785
Total	$608,990	$—	$—	$—	$608,990

September 30, 2017
Repurchase agreements:
Government and agency obligations	$107,284	$—	$—	$—	$107,284
Agency MBS and CMOs	113,658	—	—	—	113,658
Total repurchase agreements	220,942	—	—	—	220,942
Securities loaned:
Equity securities	383,953	—	—	—	383,953
Total	$604,895	$—	$—	$—	$604,895

As of both September 30, 2018 and 2017, we did not have any “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security.

NOTE 8 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by RJ Bank and include C&I loans, tax-exempt loans, SBL, and commercial and residential real estate loans. These receivables are collateralized by first or second mortgages on residential or other real property, other assets of the borrower, a pledge of revenue or are unsecured.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The following tables present the balances for both the held for sale and held for investment loan portfolios, as well as the associated percentage of each portfolio segment in RJ Bank’s total loan portfolio. “Loans held for sale, net” and “Total loans held for investment, net” in the following table are presented net of unearned income and deferred expenses, which include purchase premiums, purchase discounts and net deferred origination fees and costs.

	September 30,
	2018		2017		2016
$ in thousands	Balance	%	Balance	%	Balance	%
Loans held for investment:
C&I loans	$7,785,237	40%	$7,385,910	43%	$7,470,373	48%
CRE construction loans	150,825	1%	112,681	1%	122,718	1%
CRE loans	3,624,407	18%	3,106,290	18%	2,554,071	17%
Tax-exempt loans	1,227,112	6%	1,017,791	6%	740,944	5%
Residential mortgage loans	3,756,609	19%	3,148,730	18%	2,441,569	16%
SBL	3,033,390	15%	2,386,697	14%	1,904,827	12%
Total loans held for investment	19,577,580		17,158,099		15,234,502
Net unearned income and deferred expenses	(20,656)		(31,178)		(40,675)
Total loans held for investment, net	19,556,924		17,126,921		15,193,827
Loans held for sale, net	163,926	1%	70,316	—	214,286	1%
Total loans held for sale and investment	19,720,850	100%	17,197,237	100%	15,408,113	100%
Allowance for loan losses	(202,750)		(190,442)		(197,378)
Bank loans, net	$19,518,100		$17,006,795		$15,210,735

	September 30,
	2015		2014
$ in thousands	Balance	%	Balance	%
Loans held for investment:
C&I loans	$6,928,018	52%	$6,422,347	58%
CRE construction loans	162,356	1%	94,195	1%
CRE loans	2,054,154	16%	1,689,163	15%
Tax-exempt loans	484,537	4%	122,218	1%
Residential mortgage loans	1,962,614	15%	1,751,747	16%
SBL	1,481,504	11%	1,023,748	9%
Total loans held for investment	13,073,183		11,103,418
Net unearned income and deferred expenses	(32,424)		(37,533)
Total loans held for investment, net	13,040,759		11,065,885
Loans held for sale, net	119,519	1%	45,988	—
Total loans held for sale and investment	13,160,278	100%	11,111,873	100%
Allowance for loan losses	(172,257)		(147,574)
Bank loans, net	$12,988,021		$10,964,299

At September 30, 2018, the FHLB had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 14 for more information regarding borrowings from the FHLB.

Loans held for sale

RJ Bank originated or purchased $1.69 billion, $1.67 billion and $1.80 billion of loans held for sale during the years ended September 30, 2018, 2017 and 2016, respectively.  Proceeds from the sale of these held for sale loans amounted to $606 million, $439 million and $383 million for the years ended September 30, 2018, 2017 and 2016, respectively. Net gains resulting from such sales amounted to $2 million in each of the years ended September 30, 2018, 2017 and 2016.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Purchases and sales of loans held for investment

The following table presents purchases and sales of any loans held for investment by portfolio segment.

$ in thousands	C&I loans	CRE loans	Residential mortgage loans	Total
Year ended September 30, 2018
Purchases	$467,534	$144,818	$303,030	$915,382
Sales	$212,752	$—	$—	$212,752
Year ended September 30, 2017
Purchases	$536,627	$63,542	$264,340	$864,509
Sales	$341,196	$—	$—	$341,196
Year ended September 30, 2016
Purchases	$457,503	$24,869	$371,710	$854,082
Sales	$172,968	$—	$—	$172,968

Sales in the preceding table represent the recorded investment of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2, corporate loan sales generally occur as part of a loan workout situation.

Aging analysis of loans held for investment

The following table presents an analysis of the payment status of loans held for investment. Amounts in the table exclude any net unearned income and deferred expenses.

$ in thousands	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual	Current and accruing	Total loans held for investment
September 30, 2018
C&I loans	$—	$—	$—	$1,558	$7,783,679	$7,785,237
CRE construction loans	—	—	—	—	150,825	150,825
CRE loans	—	—	—	—	3,624,407	3,624,407
Tax-exempt loans	—	—	—	—	1,227,112	1,227,112
Residential mortgage loans:
First mortgage loans	1,289	—	1,289	22,848	3,706,769	3,730,906
Home equity loans/lines	23	—	23	122	25,558	25,703
SBL	—	—	—	—	3,033,390	3,033,390
Total loans held for investment, net	$1,312	$—	$1,312	$24,528	$19,551,740	$19,577,580

September 30, 2017
C&I loans	$—	$—	$—	$5,221	$7,380,689	$7,385,910
CRE construction loans	—	—	—	—	112,681	112,681
CRE loans	—	—	—	—	3,106,290	3,106,290
Tax-exempt loans	—	—	—	—	1,017,791	1,017,791
Residential mortgage loans:
First mortgage loans	1,853	—	1,853	33,718	3,086,701	3,122,272
Home equity loans/lines	248	—	248	31	26,179	26,458
SBL	—	—	—	—	2,386,697	2,386,697
Total loans held for investment, net	$2,101	$—	$2,101	$38,970	$17,117,028	$17,158,099

The preceding table includes $11 million and $18 million at September 30, 2018 and 2017, respectively, of nonaccrual loans which were performing pursuant to their contractual terms.

Other real estate owned, included in “Other assets” on our Consolidated Statements of Financial Condition, was $3 million and $5 million at September 30, 2018 and 2017, respectively. The recorded investment in mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process was $12 million and $18 million at September 30, 2018 and 2017, respectively.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Impaired loans and troubled debt restructurings

The following table provides a summary of RJ Bank’s impaired loans.

	September 30,
	2018			2017
$ in thousands	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
Impaired loans with allowance for loan losses:
C&I loans	$—	$—	$—	$5,221	$6,160	$1,963
Residential - first mortgage loans	15,229	19,728	1,592	23,977	31,100	2,504
Total	15,229	19,728	1,592	29,198	37,260	4,467
Impaired loans without allowance for loan losses:
C&I loans	1,558	1,700	—	—	—	—
Residential - first mortgage loans	13,100	20,005	—	16,737	24,899	—
Total	14,658	21,705	—	16,737	24,899	—
Total impaired loans	$29,887	$41,433	$1,592	$45,935	$62,159	$4,467

Impaired loan balances with allowances for loan losses have had reserves established based upon management’s analysis. There is no allowance required when the discounted cash flow, collateral value or market value of a loan equals or exceeds the carrying value. These are generally loans in process of foreclosure that have already been adjusted to fair value.

The preceding table includes residential first mortgage TDR’s of $21 million and $27 million at September 30, 2018 and 2017, respectively.

The average balances of total impaired loans were as follows.

	Year ended September 30,
$ in thousands	2018	2017	2016
Average impaired loan balance:
C&I loans	$4,048	$17,540	$18,112
CRE loans	—	694	4,474
Residential - first mortgage loans	32,778	43,845	51,554
Total	$36,826	$62,079	$74,140

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

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

loan balances within this classification because, in accordance with its accounting policy, loans, or a portion thereof considered to be uncollectible, are charged-off prior to the assignment of this classification.

The following table presents the credit quality of RJ Bank’s held for investment loan portfolio.

$ in thousands	Pass	Special mention	Substandard	Doubtful	Total
September 30, 2018
C&I loans	$7,678,521	$47,933	$58,783	$—	$7,785,237
CRE construction loans	139,696	11,129	—	—	150,825
CRE loans	3,547,382	44,151	32,874	—	3,624,407
Tax-exempt loans	1,227,112	—	—	—	1,227,112
Residential mortgage loans:
First mortgage loans	3,692,524	8,046	30,336	—	3,730,906
Home equity loans/lines	25,578	3	122	—	25,703
SBL	3,033,390	—	—	—	3,033,390
Total	$19,344,203	$111,262	$122,115	$—	$19,577,580

September 30, 2017
C&I loans	$7,232,777	$63,964	$89,169	$—	$7,385,910
CRE construction loans	112,681	—	—	—	112,681
CRE loans	3,048,847	57,315	128	—	3,106,290
Tax-exempt loans	1,017,791	—	—	—	1,017,791
Residential mortgage loans:
First mortgage loans	3,068,290	8,467	45,515	—	3,122,272
Home equity loans/lines	26,352	75	31	—	26,458
SBL	2,386,697	—	—	—	2,386,697
Total	$16,893,435	$129,821	$134,843	$—	$17,158,099
Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Allowance for loan losses and reserve for unfunded lending commitments

The following table presents changes in the allowance for loan losses of RJ Bank by portfolio segment.

	Loans held for investment
$ in thousands	C&I loans	CRE construction loans	CRE loans	Tax-exempt loans	Residential mortgage loans	SBL	Total
Year ended September 30, 2018
Balance at beginning of year	$119,901	$1,421	$41,749	$6,381	$16,691	$4,299	$190,442
Provision/(benefit) for loan losses	13,426	1,747	5,240	2,163	(1,742)	(353)	20,481
Net (charge-offs)/recoveries:
Charge-offs	(9,587)	—	(32)	—	(383)	—	(10,002)
Recoveries	4	—	—	—	2,320	—	2,324
Net (charge-offs)/recoveries	(9,583)	—	(32)	—	1,937	—	(7,678)
Foreign exchange translation adjustment	(349)	—	(146)	—	—	—	(495)
Balance at end of year	$123,395	$3,168	$46,811	$8,544	$16,886	$3,946	$202,750

Year ended September 30, 2017
Balance at beginning of year	$137,701	$1,614	$36,533	$4,100	$12,664	$4,766	$197,378
Provision/(benefit) for loan losses	7,502	(101)	(172)	2,281	3,944	(467)	12,987
Net (charge-offs)/recoveries:
Charge-offs	(26,088)	—	—	—	(918)	—	(27,006)
Recoveries	340	—	5,013	—	1,001	—	6,354
Net (charge-offs)/recoveries	(25,748)	—	5,013	—	83	—	(20,652)
Foreign exchange translation adjustment	446	(92)	375	—	—	—	729
Balance at end of year	$119,901	$1,421	$41,749	$6,381	$16,691	$4,299	$190,442

Year ended September 30, 2016
Balance at beginning of year	$117,623	$2,707	$30,486	$5,949	$12,526	$2,966	$172,257
Provision/(benefit) for loan losses	23,051	(1,023)	5,997	(1,849)	191	1,800	28,167
Net (charge-offs)/recoveries:
Charge-offs	(2,956)	—	—	—	(1,470)	—	(4,426)
Recoveries	—	—	—	—	1,417	—	1,417
Net (charge-offs)/recoveries	(2,956)	—	—	—	(53)	—	(3,009)
Foreign exchange translation adjustment	(17)	(70)	50	—	—	—	(37)
Balance at end of year	$137,701	$1,614	$36,533	$4,100	$12,664	$4,766	$197,378

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment (excluding any net unearned income and deferred expenses) and the related allowance for loan losses.

	Loans held for investment
	Allowance for loan losses			Recorded investment
$ in thousands	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
September 30, 2018
C&I loans	$—	$123,395	$123,395	$1,558	$7,783,679	$7,785,237
CRE construction loans	—	3,168	3,168	—	150,825	150,825
CRE loans	—	46,811	46,811	—	3,624,407	3,624,407
Tax-exempt loans	—	8,544	8,544	—	1,227,112	1,227,112
Residential mortgage loans	1,601	15,285	16,886	34,595	3,722,014	3,756,609
SBL	—	3,946	3,946	—	3,033,390	3,033,390
Total	$1,601	$201,149	$202,750	$36,153	$19,541,427	$19,577,580

September 30, 2017
C&I loans	$1,963	$117,938	$119,901	$5,221	$7,380,689	$7,385,910
CRE construction loans	—	1,421	1,421	—	112,681	112,681
CRE loans	—	41,749	41,749	—	3,106,290	3,106,290
Tax-exempt loans	—	6,381	6,381	—	1,017,791	1,017,791
Residential mortgage loans	2,506	14,185	16,691	47,368	3,101,362	3,148,730
SBL	—	4,299	4,299	—	2,386,697	2,386,697
Total	$4,469	$185,973	$190,442	$52,589	$17,105,510	$17,158,099

The reserve for unfunded lending commitments, which is included in “Other payables” on our Consolidated Statements of Financial Condition, was $10 million and $11 million at September 30, 2018 and 2017, respectively.

NOTE 9 - OTHER ASSETS

The following table details the components of other assets.

	September 30,
$ in thousands	2018	2017
Investments in company-owned life insurance policies	$605,289	$504,108
Prepaid expenses	98,914	96,059
Investment in FHLB stock	52,187	52,187
Investment in FRB stock	24,706	24,706
Prepaid compensation arising from acquisitions	16,454	27,175
Guaranteed LIHTC Fund financing asset	9,792	15,786
Indemnification asset	4,095	26,160
All other	32,879	34,244
Total other assets	$844,316	$780,425

As of September 30, 2018, the cumulative face value of our company-owned life insurance policies was $1.90 billion.

Prepaid compensation arising from acquisitions primarily relates to our 2016 acquisitions of 3Macs and Alex. Brown. See Note 3 for further information about these acquisitions.

In fiscal year 2010, we sold an investment in a low-income housing tax credit fund and guaranteed the return on investment to one of the purchasers. As a result of selling this investment and providing a guaranteed return to its buyer, we are the primary beneficiary of the fund that was sold (see Note 10 for further information) and we accounted for this sale as a financing transaction. We continue to account for the asset transferred to the purchaser and maintain a related liability corresponding to our obligations under the guarantee. As the benefits are delivered to the purchaser of the investment, this financing asset and the related liability decrease. The related financing liability in the amount of $10 million and $16 million as of September 30, 2018 and 2017, respectively, was included in “Other payables” on our Consolidated Statements of Financial Condition. See Note 17 for additional information.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Our indemnification asset pertains to legal matters for which Regions (as hereinafter defined) has indemnified RJF in connection with our acquisition of Morgan Keegan & Company, Inc., and MK Holding, Inc. and certain of its affiliates (collectively referred to as “Morgan Keegan”). The liabilities related to such matters were included in “Other payables” on our Consolidated Statements of Financial Condition.

NOTE 10 – VARIABLE INTEREST ENTITIES

A VIE requires consolidation by the entity’s primary beneficiary. We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary. See Note 2 for a discussion of our principal involvement with the VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary of VIEs.

VIEs where we are the primary beneficiary

Of the VIEs in which we hold an interest, we have determined that certain Private Equity Interests, a LIHTC Fund in which RJ Bank is an investor and an affiliate of RJTCF is the managing member, a Guaranteed LIHTC Fund, certain other LIHTC funds and the Restricted Stock Trust Fund require consolidation in our financial statements, as we are deemed the primary beneficiary of such VIEs.  The aggregate assets and liabilities of the VIEs we consolidate are provided in the following table. Aggregate assets and aggregate liabilities may differ from the consolidated carrying value of assets and liabilities due to the elimination of intercompany assets and liabilities held by the consolidated VIE.

$ in thousands	Aggregate assets	Aggregate liabilities
September 30, 2018
Private Equity Interests	$67,179	$5,084
LIHTC fund in which RJ Bank is an investor member	53,149	257
Guaranteed LIHTC Fund	40,411	3,110
Other LIHTC funds	17,493	18,171
Restricted Stock Trust Fund	13,538	13,538
Total	$191,770	$40,160

September 30, 2017
Private Equity Interests	$104,414	$3,851
LIHTC fund in which RJ Bank is an investor member	57,719	1,055
Guaranteed LIHTC Fund	51,400	2,872
Other LIHTC funds	7,418	2,544
Restricted Stock Trust Fund	12,122	12,122
Total	$233,073	$22,444

See Note 9 for information regarding the financing asset associated with the Guaranteed LIHTC Fund and Note 17 for additional information regarding the commitment related to this fund.

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

	September 30,
$ in thousands	2018	2017
Assets:
Cash and cash equivalents	$3,830	$2,052
Cash segregated pursuant to regulations	3,020	4,590
Other receivables	1,215	168
Intercompany receivables	442	454
Private equity investments	62,275	101,905
Investments in real estate partnerships held by consolidated variable interest entities	107,405	111,743
Trust fund investment in RJF common stock	13,536	12,120
Other assets	47	41
Total assets	$191,770	$233,073

Liabilities and equity:
Other payables	$26,628	$9,667
Intercompany payables	17,271	16,520
Total liabilities	43,899	26,187
RJF equity	70,066	101,445
Noncontrolling interests	77,805	105,441
Total equity	147,871	206,886
Total liabilities and equity	$191,770	$233,073

The trust fund investment in RJF common stock in the preceding table is the Restricted Stock Trust Fund, which is included in “Treasury stock” on our Consolidated Statements of Financial Condition.

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

Aggregate assets, liabilities and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary, are provided in the following table.

	September 30,
	2018			2017
$ in thousands	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
Private Equity Interests	$6,907,827	$154,301	$68,053	$10,485,611	$174,354	$73,457
LIHTC funds	5,692,112	1,912,110	93,270	5,372,367	2,134,600	60,959
NMTC funds	13,878	141	7	30,297	105	9
Other	196,939	113,344	4,044	169,462	88,615	3,163
Total	$12,810,756	$2,179,896	$165,374	$16,057,737	$2,397,674	$137,588

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11 - PROPERTY AND EQUIPMENT

The following table presents our property and equipment, net balances as of the dates presented.

	September 30,
$ in thousands	2018	2017
Land	$29,079	$29,079
Software, including development in progress	417,390	345,734
Buildings, leasehold and land improvements	350,144	324,452
Furniture, fixtures and equipment	247,548	224,418
Construction in process	16,461	12,056
Total property and equipment	1,060,622	935,739
Less: Accumulated depreciation and amortization	(574,348)	(498,365)
Total property and equipment, net	$486,274	$437,374

Depreciation expense and software amortization was $85 million, $71 million, and $63 million for the fiscal years ended September 30, 2018, 2017, and 2016, respectively.

NOTE 12 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

Our goodwill and identifiable intangible assets result from various acquisitions. See Note 2 for a discussion of our goodwill and intangible assets accounting policies. The following table presents our goodwill and net identifiable intangible asset balances as of the dates indicated.

	September 30,
$ in thousands	2018	2017
Goodwill	$478,251	$410,723
Identifiable intangible assets, net	160,846	82,460
Total goodwill and identifiable intangible assets, net	$639,097	$493,183

As described in Note 3, we acquired the Scout Group during the year ended September 30, 2018, which included a number of identifiable intangible assets, as well as goodwill.

Goodwill

The following summarizes our goodwill by segment, and the balances and activity for the years indicated.

$ in thousands	Private Client Group	Capital Markets	Asset Management	Total
Year ended September 30, 2018
Goodwill as of beginning of year	$276,713	$134,010	$—	$410,723
Additions	—	—	69,234	69,234
Foreign currency translations	(837)	(869)	—	(1,706)
Goodwill as of end of year	$275,876	$133,141	$69,234	$478,251

Year ended September 30, 2017
Goodwill as of beginning of year	$275,521	$132,551	$—	$408,072
Foreign currency translations	1,192	1,459	—	2,651
Goodwill as of end of year	$276,713	$134,010	$—	$410,723

The addition to goodwill during the year ended September 30, 2018 arose from our acquisition of the Scout Group. The goodwill primarily represents synergies from combining the Scout Group with our existing businesses. All of the goodwill associated with the Scout Group is deductible for tax purposes over 15 years.

As described in Note 2, we perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We performed our latest annual goodwill impairment testing as of our January 1, 2018 evaluation date, evaluating balances as of December 31, 2017, and no impairment was

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

identified. In that testing, we performed a qualitative assessment for certain of our reporting units and a quantitative assessment for our two RJ Ltd. reporting units operating in Canada.

Qualitative Assessments

For each reporting unit on which we performed a qualitative assessment, we determined whether it was more likely than not that the carrying value of the reporting unit, including the recorded goodwill, was in excess of the fair value of the reporting unit. In any instance in which we are unable to qualitatively conclude that it is more likely than not that the fair value of the reporting unit exceeds the reporting unit carrying value including goodwill, a quantitative analysis of the fair value of the reporting unit would be performed. Based upon the outcome of our qualitative assessments we concluded that none of the goodwill allocated to any of those reporting units was impaired. No events have occurred since our assessments that would cause us to update this impairment testing.

Quantitative Assessments

We elected to perform a quantitative assessment of the equity value of each RJ Ltd. reporting unit that had an allocation of goodwill. In our determination of the reporting unit fair value of equity, we used a combination of the income approach and the market approach. Under the income approach, we used discounted cash flow models applied to each respective reporting unit. Under the market approach, we calculated an estimated fair value based on a combination of multiples of earnings of guideline companies in the brokerage and capital markets industry that are publicly traded on organized exchanges, and the book value of comparable transactions. The estimated fair value of the equity of the reporting unit resulting from each of these valuation approaches was dependent upon the estimates of future business unit revenues and costs. Such estimates were subject to critical assumptions regarding the nature and health of financial markets in future years, as well as the discount rate to apply to the projected future cash flows. In estimating future cash flows, a balance sheet as of December 31, 2017 and a statement of operations for the prior twelve months of activity for each reporting unit were compiled. Future balance sheets and statements of operations were then projected, and estimated future cash flows were determined by the combination of these projections. The cash flows were discounted at the reporting unit’s estimated cost of equity, which was derived through application of the capital asset pricing model. The valuation result from the market approach was dependent upon the selection of the comparable guideline companies and transactions and the earnings multiple applied to each respective reporting unit’s projected earnings. Finally, management judgment was applied in determining the weight assigned to the outcomes of the income approach and the market approach, which resulted in one single estimate of the fair value of the equity of the reporting unit.

The following summarizes certain key assumptions utilized in our quantitative analysis.

			Key assumptions
					Weight assigned to the outcome of:
Segment	Reporting unit	Goodwill as of December 31, 2017 ($ in thousands)	Discount rate used in the income approach	Multiple applied to revenue/EPS in the market approach	Income approach	Market approach
Private Client Group	RJ Ltd. Private Client Group	$24,285	14.3%	1.2x/13.8x	75%	25%
Capital Markets	RJ Ltd. Capital Markets	$20,293	15.3%	0.9x/14.2x	75%	25%

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

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Identifiable intangible assets, net

The following table sets forth our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the years indicated.

$ in thousands	Private Client Group	Capital Markets	Asset Management	Total
Year ended September 30, 2018
Net identifiable intangible assets as of beginning of year	$47,026	$23,077	$12,357	$82,460
Additions	—	—	92,290	92,290
Amortization expense	(5,929)	(3,077)	(4,667)	(13,673)
Foreign currency translations	(52)	—	(179)	(231)
Net identifiable intangible assets as of end of year	$41,045	$20,000	$99,801	$160,846

Year ended September 30, 2017
Net identifiable intangible assets as of beginning of year	$52,936	$27,937	$14,101	$94,974
Amortization expense	(6,001)	(4,845)	(2,004)	(12,850)
Foreign currency translations	91	(15)	260	336
Net identifiable intangible assets as of end of year	$47,026	$23,077	$12,357	$82,460

The addition of intangible assets during the year ended September 30, 2018 was attributable to the Scout Group acquisition.

The following table summarizes our acquired intangible asset balances by asset class.

	Weighted average useful life (in years)	Amount acquired ($ in thousands)
Customer relationships	13	$34,900
Trade name	20	3,590
Developed technology	10	1,800
Intangible assets subtotal		$40,290
Non-amortizing customer relationships	Indefinite	52,000
Total intangible assets acquired		$92,290

As described in Note 2, we perform impairment testing for our indefinite-lived intangible assets on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. Our indefinite-lived customer relationships were acquired in our November 2017 acquisition of the Scout Group. No events have occurred since our acquisition that would cause us to update our recorded value.

The following summarizes our identifiable intangible assets by type.

	September 30,
	2018		2017
$ in thousands	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Customer relationships	$133,483	$(39,855)	$99,749	$(31,098)
Non-amortizing customer relationships	52,000	—	—	—
Trade name	11,749	(3,588)	8,366	(2,076)
Developed technology	3,430	(1,189)	1,630	(706)
Intellectual property	523	(179)	542	(131)
Non-compete agreements	2,902	(1,998)	3,336	(1,551)
Seller relationship agreements	5,300	(1,732)	5,300	(901)
Total	$209,387	$(48,541)	$118,923	$(36,463)

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table sets forth the projected amortization expense by fiscal year associated with our identifiable intangible assets with finite lives.

Fiscal year ended September 30,	$ in thousands
2019	$13,596
2020	12,817
2021	12,063
2022	11,456
2023	10,409
Thereafter	48,505
Total	$108,846

NOTE 13 – BANK DEPOSITS

Bank deposits include savings and money market accounts, certificates of deposit with RJ Bank, Negotiable Order of Withdrawal (“NOW”) accounts and demand deposits. The following table presents a summary of bank deposits including the weighted-average rate, the calculation of which was based on the actual deposit balances at each respective period.

	September 30,
	2018		2017
$ in thousands	Balance	Weighted-average rate	Balance	Weighted-average rate
Savings and money market accounts	$19,474,529	0.54%	$17,391,091	0.14%
Certificates of deposit	445,442	2.03%	314,685	1.60%
NOW accounts	5,823	0.01%	5,197	0.01%
Demand deposits (non-interest-bearing)	15,713	—	21,389	—
Total bank deposits	$19,941,507	0.57%	$17,732,362	0.17%

Total bank deposits in the preceding table exclude affiliate deposits of $279 million and $243 million at September 30, 2018 and 2017, respectively. These affiliate deposits include $277 million and $192 million at September 30, 2018 and 2017, respectively, held in a deposit account at RJ Bank on behalf of RJF (see Note 24 for additional information).

Savings and money market accounts in the preceding table consist primarily of deposits that are cash balances swept from the client investment accounts maintained at RJ&A to RJ Bank. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”). The aggregate amount of time deposit account balances that exceeded the FDIC insurance limit at September 30, 2018 was $25 million.

The following table sets forth the scheduled maturities of certificates of deposit.

	September 30,
	2018		2017
$ in thousands	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
Three months or less	$29,611	$16,960	$8,704	$4,132
Over three through six months	19,714	12,716	4,692	3,894
Over six through twelve months	37,911	26,078	34,005	11,865
Over one through two years	65,051	40,434	38,713	20,019
Over two through three years	21,200	13,504	48,082	27,847
Over three through four years	43,654	26,245	21,819	12,761
Over four through five years	64,552	27,812	50,805	27,347
Total	$281,693	$163,749	$206,820	$107,865

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Year ended September 30,
$ in thousands	2018	2017	2016
Savings, money market, and NOW accounts	$59,340	$12,859	$4,816
Certificates of deposit	6,217	4,325	5,402
Total interest expense on deposits	$65,557	$17,184	$10,218

NOTE 14 – OTHER BORROWINGS

The following table details the components of other borrowings.

	September 30,
$ in thousands	2018	2017
FHLB advances	$875,000	$875,000
Unsecured lines of credit	—	350,000
Secured lines of credit	—	260,000
Mortgage notes payable and other	24,059	29,012
Total other borrowings	$899,059	$1,514,012

Borrowings from the FHLB as of September 30, 2018 and 2017, were comprised of both floating and fixed-rate advances. As of September 30, 2018 and 2017, the floating-rate advances, which have interest rates that reset quarterly, totaled $850 million. The floating-rate advances mature in June 2020. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting the balances subject to variable interest rates to a fixed interest rate. Refer to Note 6 for information regarding these interest rate swaps, which are accounted for as hedging instruments. As of both September 30, 2018 and 2017, the fixed-rate advance totaled $25 million and bears interest at a fixed rate of 3.4%. This advance matures in October 2020. All of the advances were secured by a blanket lien granted to the FHLB on our residential mortgage loan portfolio. The weighted average interest rate on these FHLB advances as of September 30, 2018 and 2017 was 2.41% and 1.41%, respectively.

Any borrowings on secured lines of credit were day-to-day and were generally utilized to finance certain fixed income securities. In addition, we have other collateralized financings included in “Securities sold under agreements to repurchase” and “Securities loaned” on our Consolidated Statements of Financial Condition. See Note 7 for information regarding our collateralized financing arrangements.

RJF is a party to a revolving credit facility agreement (the “RJF Credit Facility”) with a maturity date of May 2022 in which the lenders are a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $300 million at variable rates of interest. There were no borrowings outstanding on the RJF Credit Facility as of either September 30, 2018 or 2017. There is a variable rate commitment fee associated with the RJF Credit Facility, which varies depending upon RJF’s credit rating. Based upon RJF’s credit rating as of September 30, 2018, the variable rate commitment fee, which would apply to any difference between the daily borrowed amount and the committed amount, was 0.20% per annum.

The interest rates for all of our U.S. and Canadian secured and unsecured financing facilities are variable and are based on the Fed Funds rate, London Inter-bank Offered Rate (“LIBOR”), a lenders prime rate, or the Canadian prime rate, as applicable.

Mortgage notes payable pertain to mortgage loans on certain of our corporate headquarters offices located in St. Petersburg, Florida. These mortgage loans are secured by land, buildings, and improvements.  These mortgage loans bear a fixed interest rate of 5.7% with repayment terms of monthly interest and principal debt service and have a January 2023 maturity.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Our other borrowings as of September 30, 2018, mature as follows based on their contractual terms.

Fiscal year ended September 30,	$ in thousands
2019	$5,222
2020	855,430
2021	30,748
2022	6,084
2023	1,575
Thereafter	—
Total	$899,059

NOTE 15 – SENIOR NOTES PAYABLE

The following table summarizes our senior notes payable.

	September 30,
$ in thousands	2018	2017
5.625% senior notes, due 2024	$250,000	$250,000
3.625% senior notes, due 2026	500,000	500,000
4.95% senior notes, due 2046	800,000	800,000
Total principal amount	1,550,000	1,550,000
Unaccreted premium/(discount)	11,610	11,905
Unamortized debt issuance costs	(11,974)	(13,066)
Total senior notes payable	$1,549,636	$1,548,839

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

Redemption at par of certain senior notes

During the year ended September 30, 2017, we redeemed all of our outstanding 6.90% senior notes due March 2042 and 8.60% senior notes due August 2019. This redemption resulted in a $46 million loss on extinguishment of debt in our Consolidated Statements of Income and Comprehensive Income for the year ended September 30, 2017, comprised of a make-whole premium and unamortized debt issuance costs.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 16 – INCOME TAXES

For a discussion of our income tax accounting policies and other income tax-related information see Note 2.

The Tax Act

On December 22, 2017, the Tax Act was enacted, which significantly revised the U.S. corporate income tax system by, among other things, lowering federal corporate income tax rates from 35% to 21% and implementing a territorial tax system which includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. As the firm’s fiscal year end is September 30th, our U.S. federal statutory tax rate was 24.5% for our fiscal year ended September 30, 2018, which reflects a blended federal statutory rate of 35% for our first fiscal quarter and 21% for the remaining three fiscal quarters.  This blended statutory rate was the basis for calculating our effective tax rate, which was also impacted by other factors.

Our provision for taxes for the year ended September 30, 2018 included $105 million related to the enactment of the Tax Act, which included: (1) $93 million due to the remeasurement of U.S. deferred tax assets at the lower enacted corporate tax rate; (2) the transition tax on deemed repatriated earnings of foreign subsidiaries of $10 million, including the associated state tax liability; and (3) $2 million due to the evaluation of deferred tax assets related to executive compensation. We have completed our accounting for the impact of the Tax Act.

Income taxes

The following table details the total income tax provision/(benefit) allocation for each respective period.

	Year ended September 30,
$ in thousands	2018	2017	2016
Recorded in:
Net income including noncontrolling interests	$453,960	$289,111	$271,293
Equity, arising from cash flow hedges recorded through other comprehensive income/(loss)	14,768	14,239	(7,252)
Equity, arising from currency translations, net of the impact of net investment hedges recorded through other comprehensive income/(loss)	10,135	(7,427)	(3,525)
Equity, arising from available-for-sale securities recorded through other comprehensive income/(loss)	(18,875)	856	(3,295)
Equity, arising from excess tax benefits from share-based payments	—	—	(35,121)
Total	$459,988	$296,779	$222,100

Effective October 1, 2016, we adopted amended accounting guidance related to stock compensation. The amended guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences. Under this guidance, all tax effects related to share-based payments are recorded through tax expense in the periods during which the awards are exercised or vest, as applicable. Under prior guidance, excess tax benefits from share-based compensation payments were recorded in equity.

The following table details our provision/(benefit) for income taxes for each respective period.

	Year ended September 30,
$ in thousands	2018	2017	2016
Current:
Federal	$258,480	$255,555	$287,350
State and local	64,507	37,553	32,101
Foreign	14,424	7,620	10,640
Total current	337,411	300,728	330,091
Deferred:
Federal	120,870	(11,316)	(51,383)
State and local	(4,456)	(959)	(6,267)
Foreign	135	658	(1,148)
Total deferred	116,549	(11,617)	(58,798)
Total provision for income tax	$453,960	$289,111	$271,293

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is detailed in the following table.

	Year ended September 30,
	2018	2017	2016
Provision calculated at statutory rate	24.5%	35.0%	35.0%
Impact of Tax Act	8.1%	—	—
State income tax, net of federal benefit	3.9%	2.7%	1.7%
Tax-exempt interest income	(0.6)%	(1.0)%	(0.9)%
Excess tax benefits related to share-based compensation	(0.9)%	(2.5)%	—
Gains on company-owned life insurance policies which are not subject to tax	(0.7)%	(1.7)%	(1.1)%
Federal tax credits	(0.7)%	(1.6)%	(1.0)%
Other, net	1.2%	0.3%	0.2%
Total provision for income tax	34.8%	31.2%	33.9%

The following table presents our U.S. and foreign components of income including noncontrolling interests and before provision for income taxes.

	Year ended September 30,
$ in thousands	2018	2017	2016
U.S.	$1,261,537	$918,343	$776,722
Foreign	43,340	9,635	35,222
Income including noncontrolling interests and before provision for income taxes	$1,304,877	$927,978	$811,944

The cumulative effects of temporary differences that give rise to significant portions of the deferred tax asset/(liability) items are detailed in the following table.

	September 30,
$ in thousands	2018	2017
Deferred tax assets:
Deferred compensation	$179,711	$235,171
Allowances for loan losses and reserves for unfunded commitments	52,801	74,909
Unrealized loss associated with foreign currency translations	6,184	1,928
Unrealized loss associated with available-for-sale securities	20,059	3,342
Accrued expenses	36,200	41,545
Other	11,073	13,665
Total gross deferred tax assets	306,028	370,560
Less: valuation allowance	(10)	(9)
Total deferred tax assets	306,018	370,551

Deferred tax liabilities:
Partnership investments	5,920	(6,326)
Goodwill and identifiable intangible assets	(32,047)	(38,364)
Property and equipment	(59,972)	(8,046)
Other	(16,794)	(4,329)
Total deferred tax liabilities	(102,893)	(57,065)
Net deferred tax assets	$203,125	$313,486

We had a net deferred tax asset at both September 30, 2018 and 2017. This asset included net operating losses that will expire between 2019 and 2030. A valuation allowance for the fiscal year ended September 30, 2018 has been established for certain state net operating losses due to management’s belief that, based on our historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and implemented tax planning strategies, it is more likely than not that the tax carryforwards will expire unutilized. We believe that the realization of the remaining net deferred tax asset of $203 million is more likely than not based on the ability to carry back losses against prior year taxable income and expectations of future taxable income.

As of September 30, 2018, we considered all undistributed earnings of non-U.S. subsidiaries to be permanently reinvested. Therefore, we have not provided for any U.S. deferred income taxes. As of September 30, 2018, we had approximately $254 million of cumulative undistributed earnings attributable to foreign subsidiaries for which no provisions have been recorded for income taxes that could arise upon repatriation. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

taxes and foreign tax credits associated with the future repatriation of such earnings, and therefore cannot quantify the tax liability that would be payable in the event all such foreign earnings are repatriated.

As of September 30, 2018, the current tax receivable, which is included in “Other receivables” in our Consolidated Statements of Financial Condition, was $6 million, and the current tax payable, which is included in “Other payables,” was $50 million. As of September 30, 2017, the current tax receivable was $102 million and the current tax payable was $23 million.

Uncertain tax positions

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. As of September 30, 2018 and 2017, accrued interest and penalties were approximately $5 million and $3 million, respectively

The following table presents the aggregate changes in the balances for uncertain tax positions.

	Year ended September 30,
$ in thousands	2018	2017	2016
Uncertain tax positions beginning of year	$20,006	$22,173	$22,454
Increases for tax positions related to the current year	5,119	3,238	6,496
Increases for tax positions related to prior years	10,065	438	1,284
Decreases for tax positions related to prior years	(1,177)	(717)	(1,592)
Decreases due to lapsed statute of limitations	(2,862)	(2,497)	(1,447)
Decreases related to settlements	(371)	(2,629)	(5,022)
Uncertain tax positions end of year	$30,780	$20,006	$22,173

Tax positions related to prior years in the preceding table included positions taken in previously filed tax returns with the Internal Revenue Service and certain states, including an analysis of the impact from the 2018 Supreme Court decision in South Dakota v. Wayfair which impacted our state nexus positions in certain states for certain entities. We continue to evaluate these positions and intend to contest any proposed adjustments made by taxing authorities.

The total amount of uncertain tax positions that, if recognized, would impact the effective tax rate (the items included in the preceding table after considering the federal tax benefit associated with any state tax provisions) was $27 million, $15 million, and $16 million at September 30, 2018, 2017 and 2016, respectively.  We anticipate that the uncertain tax position balance will decrease by approximately $5 million over the next 12 months primarily due to the resolution of pending audits with the Internal Revenue Service.

We file U.S. federal income tax returns as well as returns with various state, local and foreign jurisdictions. With few exceptions, we are generally no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to fiscal year 2015 for federal tax returns, fiscal year 2014 for state and local tax returns and fiscal year 2014 for foreign tax returns.  Various foreign and state audits in process are expected to be completed in fiscal year 2019.

NOTE 17 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Loan and underwriting commitments

In the normal course of business we enter into commitments for fixed income and equity underwritings. As of September 30, 2018, we had seven such open underwriting commitments, which were subsequently settled in open market transactions and none of which resulted in significant loss.

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting, transitional cost assistance, and retention purposes (see Note 2 for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us.  As of September 30, 2018, we had made commitments through the extension of formal offers totaling approximately $140 million that had not yet been funded; however, it is possible that not all of our offers will be accepted and therefore, we would not fund the total amount of the offers extended. As of September 30, 2018, $88 million of the total amount extended consisted of unfunded commitments to prospective financial advisors who had accepted our offers, or recently hired producers.

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

The following table presents RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding.

$ in thousands	September 30, 2018	September 30, 2017
Open-end consumer lines of credit (primarily SBL)	$7,331,544	$5,323,003
Commercial lines of credit	$1,643,213	$1,673,272
Unfunded loan commitments	$540,596	$386,950
Standby letters of credit	$41,260	$39,670

In the normal course of business, RJ Bank issues or participates in the issuance of standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. These standby letters of credit generally expire in one year or less. In the event that a letter of credit is drawn down, RJ Bank would pursue repayment from the party under the existing borrowing relationship or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to satisfy the amounts drawn down under the existing letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients and, accordingly, we use a credit evaluation process and collateral requirements similar to those for loan commitments.

Open-end consumer lines of credit primarily represent the unfunded amounts of RJ Bank loans to customers that are secured by marketable securities at advance rates consistent with industry standards. The proceeds from repayment or, if necessary, the liquidation of collateral, which is monitored daily, are expected to satisfy the amounts drawn against these existing lines of credit.

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

Investment commitments

A subsidiary of RJ Bank has committed $80 million as an investor member in a LIHTC fund in which a subsidiary of RJTCF is the managing member (see Note 2 for information regarding the accounting policies governing these investments). As of September 30, 2018, the RJ Bank subsidiary had invested $62 million of the committed amount.

We had unfunded commitments to various private equity investments of $18 million as of September 30, 2018.

Lease commitments

Long-term lease agreements expire at various times through fiscal year 2031. Minimum annual rental payments under such agreements for the succeeding five fiscal years are presented in the following table.

Fiscal year ended September 30,	$ in thousands
2019	$95,556
2020	83,591
2021	70,487
2022	51,426
2023	39,544
Thereafter	70,160
Total	$410,764

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Certain leases contain rent holidays, leasehold improvement incentives, renewal options and/or escalation clauses.  Rental expense incurred under all leases, including equipment under short-term agreements, aggregated to $121 million, $115 million and $97 million for fiscal years 2018, 2017 and 2016, respectively.

Other Commitments

RJF has committed an amount of up to $225 million, subject to certain limitations and to annual review and renewal by the RJF Board of Directors, to either lend to, or guarantee obligations of RJTCF in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities. At September 30, 2018, RJTCF had $81 million outstanding against this commitment. RJTCF may borrow from RJF in order to make investments in, or fund loans or advances to, either project partnerships that purchase and develop properties qualifying for tax credits or LIHTC funds. Investments in project partnerships are sold to various LIHTC funds, which have third-party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to project partnerships and LIHTC funds.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency MBS.  At September 30, 2018, we had $491 million principal amount of outstanding forward MBS purchase commitments which are expected to be purchased within 90 days following commitment.  In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and the date of sale of the MBS, we enter into TBA security contracts with investors for generic MBS at specific rates and prices to be delivered on settlement dates in the future.  We may be subject to loss if the timing of, or the actual amount of, the MBS differs significantly from the term and notional amount of the TBA security contract to which we entered. These TBA securities and related purchase commitment are accounted for at fair value. As of September 30, 2018, the fair value of the TBA securities and the estimated fair value of the purchase commitments were insignificant.

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

RJTCF has provided a guaranteed return on investment to a third-party investor in the Guaranteed LIHTC Fund and RJF has guaranteed RJTCF’s performance under the arrangement.  Under the terms of the performance guarantee, should the underlying LIHTC project partnerships held by the Guaranteed LIHTC Fund fail to deliver a certain amount of tax credits and other tax benefits to this investor over the next four years, RJTCF is obligated to pay the investor an amount that results in the investor achieving a minimum specified return on their investment.  A $10 million financing asset is included in “Other assets” (see Note 9 for additional information), and a related $10 million liability is included in “Other payables” on our Consolidated Statements of Financial Condition as of September 30, 2018 related to this obligation. The maximum exposure to loss under this guarantee was $10 million as of September 30, 2018, which represents the undiscounted future payments due the investor.

We guarantee the debt of one of our private equity investments. The amount of such debt, including the undrawn portion of a revolving credit facility, is approximately $15 million. The debt is secured by substantially all of the assets of the borrower.

Legal and regulatory matter contingencies

In addition to any matters that may be specifically described in the following sections, in the normal course of our business, we have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our activities as a diversified financial services institution.

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

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

We may from time to time include in any descriptions of individual matters herein certain quantitative information about the plaintiff’s claim against us as alleged in the plaintiff’s pleadings or other public filings. Although this information may provide insight into the potential magnitude of a matter, it does not represent our estimate of reasonably possible loss or our judgment as to any currently appropriate accrual related thereto.

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

With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of September 30, 2018, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $150 million in excess of the aggregate reserves for such matters.  Refer to Note 2 for a discussion of our criteria for recognizing liabilities for contingencies.

Legal matters

On February 17, 2015, Jyll Brink (“Brink”) filed a putative class action complaint in the U.S. District Court for the Southern District of Florida (the “District Court”) under the caption Jyll Brink v. Raymond James & Associates, Inc. (the “Brink Complaint”). The Brink Complaint alleges that Brink, a former customer of RJ&A, was charged a fee in her Passport Investment Account, and that the fee included an unauthorized and undisclosed profit to RJ&A in violation of its customer agreement and applicable industry standards. The Passport Investment Account is a fee-based account in which clients pay asset-based advisory fees and certain processing fees for ongoing investment advice and monitoring of securities holdings. The Brink Complaint seeks, among other relief, damages in the amount of the difference between the actual cost of processing a trade, as alleged by Brink, and the fee charged by RJ&A. On May 9, 2016, RJ&A filed a motion to dismiss the Brink Complaint for lack of subject matter jurisdiction pursuant to the Securities Litigation Uniform Standards Act (“SLUSA”). On June 6, 2016, the District Court entered an order granting the motion and dismissing the Brink Complaint on SLUSA preclusion grounds. On June 24, 2016, Brink filed a notice of appeal of the order of dismissal with the United States Court of Appeals for the Eleventh Circuit (the “Appellate Court”). On June 8, 2018, the Appellate Court issued its opinion reversing the order of dismissal and remanding the case to the District Court for further proceedings consistent with the opinion. On October 19, 2018, the District Court certified a class of former and current customers of RJ&A who executed a Passport Agreement and were charged such fees during the period between February 17, 2010 and February 17, 2015. The matter is scheduled for trial commencing April 15, 2019. RJ&A believes the claims in the Brink Complaint are without merit and is vigorously defending the action.

On February 11, 2016, Caleb Wistar (“Wistar”) and Ernest Mayeaux (“Mayeaux”) filed a putative class action complaint in the District Court under the caption Caleb Wistar and Ernest Mayeaux v. Raymond James Financial Services, Inc. and Raymond James Financial Services Advisors, Inc. (as subsequently amended, the “Wistar Complaint”). Similar to the Brink Complaint, the Wistar Complaint alleges that Wistar and Mayeaux, former customers of RJFS and Raymond James Financial Services Advisors, Inc. (“RJFSA”), were charged a fee in RJFS and RJFSA’s Passport Investment Account and that the fee included an unauthorized and undisclosed profit to RJFS and RJFSA in violation of its customer agreement and applicable industry standards. The Wistar Complaint seeks, among other relief, damages in the amount of the difference between the actual cost of processing a trade, as alleged by Wistar and Mayeaux, and the fee charge by RJFS and RJFSA. On September 6, 2018, RJFS and RJFSA filed a motion to dismiss the Wistar Complaint, which motion is pending. The matter is scheduled for trial commencing September 16, 2019. RJFS and RJFSA believe the claims in the Wistar Complaint are without merit and are vigorously defending the action.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Other comprehensive income/(loss)

The activity in OCI, net of the related tax effect, was as follows.

	Year ended September 30,
$ in thousands	2018	2017	2016
Net change in unrealized gain/(loss) on available-for-sale securities and non-credit portion of other-than-temporary impairment losses	$(43,221)	$1,684	$(5,576)
Net change in unrealized gain/(loss) on currency translations, net of the impact of net investment hedges	(3,315)	15,618	2,179
Net change in unrealized gain/(loss) on cash flow hedges	34,806	23,232	(11,833)
Net other comprehensive income/(loss)	$(11,730)	$40,534	$(15,230)

Accumulated other comprehensive income/(loss)

All of the components of OCI, net of tax, were attributable to RJF. The following table presents the changes, and the related tax effects, of each component of AOCI.

$ in thousands	Net investment hedges	Currency translations	Sub-total: net investment hedges and currency translations	Available-for-sale securities	Cash flow hedges	Total
Year ended September 30, 2018
Accumulated other comprehensive income/(loss) as of the beginning of year	$60,201	$(79,677)	$(19,476)	$(2,472)	$6,749	$(15,199)
Other comprehensive income/(loss) before reclassifications and taxes	37,853	(31,086)	6,767	(55,480)	46,680	(2,033)
Amounts reclassified from accumulated other comprehensive income/(loss), before tax	—	—	—	(4,684)	657	(4,027)
Pre-tax net other comprehensive income/(loss)	37,853	(31,086)	6,767	(60,164)	47,337	(6,060)
Income tax effect	(10,135)	—	(10,135)	18,875	(14,768)	(6,028)
Reclassification of tax effects related to the Tax Act	53	—	53	(1,932)	2,237	358
Net other comprehensive income/(loss) for the year, net of tax	27,771	(31,086)	(3,315)	(43,221)	34,806	(11,730)
Accumulated other comprehensive income/(loss) as of the end of year	$87,972	$(110,763)	$(22,791)	$(45,693)	$41,555	$(26,929)
Year ended September 30, 2017
Accumulated other comprehensive income/(loss) as of the beginning of year	$86,482	$(121,576)	$(35,094)	$(4,156)	$(16,483)	$(55,733)
Other comprehensive income/(loss) before reclassifications and taxes	(41,997)	43,541	1,544	443	31,843	33,830
Amounts reclassified from accumulated other comprehensive income/(loss), before tax	—	6,647	6,647	2,097	5,628	14,372
Pre-tax net other comprehensive income/(loss)	(41,997)	50,188	8,191	2,540	37,471	48,202
Income tax effect	15,716	(8,289)	7,427	(856)	(14,239)	(7,668)
Net other comprehensive income/(loss) for the year, net of tax	(26,281)	41,899	15,618	1,684	23,232	40,534
Accumulated other comprehensive income/(loss) as of the end of the year	$60,201	$(79,677)	$(19,476)	$(2,472)	$6,749	$(15,199)

During the year ended September 30, 2018, we adopted new accounting guidance that allows for a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act. The reclassification is the remeasurement difference between U.S. deferred tax assets at the historical federal statutory tax rate of 35% and the new federal statutory tax rate of 21%. The amount reclassified from AOCI to retained earnings was insignificant for the year ended September 30, 2018. See Note 2 for additional information. Our policy is to release tax effects remaining in AOCI on an individual security basis.

Our net investment hedges and cash flow hedges relate to our derivatives associated with RJ Bank’s business operations (see Note 6 for additional information on these derivatives).

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Reclassifications out of accumulated other comprehensive income/(loss)

The following table presents the income statement line items impacted by reclassifications out of AOCI, and the related tax effects.

Accumulated other comprehensive income/(loss) components: $ in thousands	Increase/(decrease) in amounts reclassified from accumulated other comprehensive income/(loss)	Affected line items in income statement
Year ended September 30, 2018
Available-for-sale securities:
Auction rate securities	$(4,684)	Other revenue
RJ Bank cash flow hedges	657	Interest expense
Total before tax	(4,027)
Income tax effect	1,118	Provision for income taxes
Total reclassifications for the year, net of tax	$(2,909)
Year ended September 30, 2017
Available-for-sale securities:
Auction rate securities	$1,458	Other revenue
RJ Bank available-for-sale securities	639	Other revenue
RJ Bank cash flow hedges	5,628	Interest expense
Currency translations	6,647	Other expense
Total before tax	14,372
Income tax effect	(5,460)	Provision for income taxes
Total reclassifications for the year, net of tax	$8,912

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

NOTE 19 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Year ended September 30,
$ in thousands	2018	2017	2016
Interest income:
Cash segregated pursuant to regulations	$52,561	$37,270	$22,287
Securities loaned	14,548	14,049	8,777
Trading instruments	23,016	21,068	19,362
Available-for-sale securities	52,420	27,946	7,596
Margin loans	107,201	85,699	68,712
Bank loans, net of unearned income	722,339	572,171	487,366
Loans to financial advisors	15,078	13,333	8,207
Corporate cash and all other	56,830	30,590	18,090
Total interest income	1,043,993	802,126	640,397
Interest expense:
Bank deposits	65,557	17,184	10,218
Securities borrowed	7,630	6,690	3,174
Trading instruments sold but not yet purchased	7,344	6,138	5,035
Brokerage client payables	15,367	4,884	2,084
Other borrowings	22,006	16,559	12,957
Senior notes payable	72,708	94,665	78,533
Other	10,891	7,658	4,055
Total interest expense	201,503	153,778	116,056
Net interest income	842,490	648,348	524,341
Bank loan loss provision	(20,481)	(12,987)	(28,167)
Net interest income after bank loan loss provision	$822,009	$635,361	$496,174

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Interest expense related to bank deposits in the preceding table for the years ended September 30, 2018, 2017 and 2016 excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.

NOTE 20 - SHARE-BASED AND OTHER COMPENSATION

Our profit sharing plan and employee stock ownership plan (“ESOP”) provide certain death, disability or retirement benefits for all employees who meet certain service requirements. The plans are noncontributory. Our contributions, if any, are determined annually by our Board of Directors on a discretionary basis and are recognized as compensation expense throughout the year. Effective October 1, 2018, benefits become fully vested after five years of qualified service, at 65, or if a participant separates from service due to death or disability.

All shares owned by the ESOP are included in earnings per share calculations. Cash dividends paid to the ESOP are reflected as a reduction of retained earnings. The number of shares of our common stock held by the ESOP at September 30, 2018 and 2017 was approximately 4,611,000 and 4,690,000, respectively. The market value of our common stock held by the ESOP at September 30, 2018 was approximately $424 million, of which approximately $5 million was unearned (not yet vested) by ESOP plan participants.

We also offer a plan pursuant to section 401(k) of the Internal Revenue Code, which is a qualified plan that may provide for a discretionary contribution or a matching contribution each year. Matching contributions are 75% of the first $1,000 and 25% of the next $1,000 of eligible compensation deferred by each participant annually.

Our LTIP is a non-qualified deferred compensation plan that provides benefits to employees who meet certain compensation or production requirements. We have purchased and hold life insurance on the lives of certain current and former employee participants (see Note 9 for information regarding the carrying value of these company-owned life insurance policies) to earn a competitive rate of return for participants and to provide the primary source of funds available to satisfy our obligations under this plan.

Contributions to the qualified plans and the LTIP, are approved annually by the Board of Directors or a committee thereof.

We have a Voluntary Deferred Compensation Plan (the “VDCP”), a non-qualified and voluntary opportunity for certain highly compensated employees to defer compensation. Eligible participants may elect to defer a percentage or specific dollar amount of their compensation into the VDCP. Company-owned life insurance is the primary source of funding for this plan.

We also maintain non-qualified deferred compensation plans or arrangements for the benefit of certain employees that provide a return to the participating employees based upon the performance of various referenced investments. Under the terms of each applicable plan or arrangement, we invest directly as a principal in such investments, which are directly related to our obligations under the respective deferred compensation plan and are included in “Other investments” in our Consolidated Statements of Financial Condition (see Note 4 for the fair value of these investments as of September 30, 2018, and 2017).

Compensation expense associated with all of the qualified and non-qualified plans described above totaled $154 million, $131 million and $117 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

Share-based compensation plans

We have one share-based compensation plan for our employees, Board of Directors and non-employees (comprised of independent contractor financial advisors). The Amended and Restated 2012 Stock Incentive Plan (the “2012 Plan”) authorizes us to grant 40,244,000 new shares, including the shares available for grant under six predecessor plans. We generally issue new shares under the 2012 Plan; however, we are also permitted to reissue our treasury shares. Our share-based compensation policies are described in Note 2.

Stock option awards granted to our independent contractor financial advisors are measured at fair value on a quarterly basis until vesting, with changes in the fair value included in compensation expense. In addition, we classify non-employee option awards as liabilities at fair value upon vesting, with changes in fair value reported in earnings until these awards are exercised or forfeited. The outstanding stock options granted to our independent contractors were insignificant as of September 30, 2018.

Stock options

Options may be granted to key employees and employee financial advisors who achieve certain gross commission levels. Options are exercisable in the 36th to 84th months following the date of grant and only in the event that the grantee is an employee of ours or has

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

terminated within 45 days, disabled, deceased or, in some instances, retired. Options are granted with an exercise price equal to the market price of our stock on the grant date.

The following table presents expense and income tax benefit related to our stock options granted to employees and independent contractor financial advisors for the periods indicated.

	Year ended September 30,
$ in thousands	2018	2017	2016
Total share-based expense	$9,780	$13,597	$11,648
Income tax benefit related to share-based expense	$861	$1,783	$1,181

For the year ended September 30, 2018, we realized $1 million of excess tax benefits related to our stock option awards which favorably impacted income tax expense in our Consolidated Statements of Income and Comprehensive Income.

These amounts may not be representative of future share-based compensation expense since the estimated fair value of stock options is amortized over the requisite service period using the straight-line method and, in certain instances, the graded vesting attribution method, and additional options may be granted in future years. The fair value of each fixed employee option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no new employee stock options granted in the year ended September 30, 2018. The following weighted-average assumptions were used for stock options granted in the years ended September 30, 2017 and 2016.

	Year ended September 30,
	2017	2016
Dividend yield	1.03%	1.41%
Expected volatility	30.91%	28.85%
Risk-free interest rate	1.81%	1.65%
Expected lives (in years)	5.4	5.4

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

The following table presents a summary of option activity for grants to employees for the year ended September 30, 2018.

	Options for shares (in thousands)	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value ($ in thousands)
Outstanding as of beginning of year	2,836	$51.63
Exercised	(739)	$46.65
Forfeited	(70)	$53.24
Outstanding as of end of year	2,027	$53.35	2.9	$78,438
Exercisable as of end of year	728	$47.85	2.2	$32,195

The following stock option activity occurred under the 2012 Plan for grants to employees for the periods indicated.

	Year ended September 30,
$ in thousands, except per option amounts	2018	2017	2016
Weighted-average grant date fair value per option	N/A	$19.96	$13.96
Total intrinsic value of stock options exercised	$31,797	$42,178	$16,273
Total grant date fair value of stock options vested	$14,054	$10,768	$7,690

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents pre-tax compensation costs not yet recognized for stock option awards granted to employees and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of September 30, 2018.

	Pre-tax compensation costs not yet recognized (in thousands)	Remaining weighted-average amortization period (in years)
Employees	$7,449	2.0
Independent contractor financial advisors	$3,373	3.1

Cash received from stock option exercises during the year ended September 30, 2018 was $34 million.

Restricted stock and RSU awards

We may grant awards under the 2012 Plan in connection with initial employment or under various retention programs for individuals who are responsible for a contribution to our management, growth, and/or profitability. Through our Canadian subsidiary, we established the Restricted Stock Trust Fund, which we funded to enable the trust fund to acquire our common stock in the open market to be used to settle RSUs granted as a retention vehicle for certain employees of our Canadian subsidiaries. We may also grant awards to officers and certain other employees in lieu of cash for 10% to 50% of annual bonus amounts in excess of $250,000. Under the plan, the awards are generally restricted for a three to five year period, during which time the awards are forfeitable in the event of termination other than for death, disability or retirement.

We grant RSUs annually to non-employee members of our Board of Directors. The RSUs granted to these Directors vest over a one year period from their grant date or upon retirement from our Board.

The following table presents the restricted equity award activity which includes restricted stock and RSUs for grants to employees and members of our Board of Directors for the year ended September 30, 2018.

	Shares/Units (in thousands)	Weighted- average grant date fair value (per share)
Non-vested as of beginning of year	4,744	$58.94
Granted	1,225	$87.33
Vested	(1,089)	$49.02
Forfeited	(97)	$64.31
Non-vested as of end of year	4,783	$68.39

The following table presents expense and income tax benefits related to our restricted equity awards granted to our employees and members of our Board of Directors for the periods indicated.

	Year ended September 30,
$ in thousands	2018	2017	2016
Total share-based expense	$88,602	$78,624	$62,674
Income tax benefits related to share-based expense	$23,244	$27,658	$21,979

Total share-based expense for the year ended September 30, 2017 included $5 million, which was included as a component of “Acquisition-related expenses” on our Consolidated Statements of Income and Comprehensive Income. See Note 3 for additional information regarding such expense.

For the year ended September 30, 2018, we realized $10 million of excess tax benefits related to our restricted equity awards which favorably impacted income tax expense in our Consolidated Statements of Income and Comprehensive Income.

As of September 30, 2018, there was $140 million of total pre-tax compensation costs not yet recognized, net of estimated forfeitures, related to restricted equity awards granted to employees and members of our Board of Directors. These costs are expected to be recognized over a weighted-average period of approximately 3.0 years. The total fair value of shares and unit awards vested under this plan during the year ended September 30, 2018 was $51 million.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

There were no outstanding RSUs related to our independent contractor financial advisors as of September 30, 2018.

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

The following table details the DBRSU activity for the year ended September 30, 2018.

Units (in thousands)
Non-vested DBRSUs at beginning of year	1,493
Vested	(77)
Forfeited	(44)
Non-vested DBRSUs at end of year	1,372
The per unit fair values of the DBRSUs at the AB Closing Date and at September 30, 2018 were $14.90 and $11.36, respectively.

As of September 30, 2018, there was a $5 million prepaid compensation asset included in “Other assets” in our Consolidated Statements of Financial Condition related to these DBRSUs (see Note 9). This asset is expected to be amortized over a weighted-average period of approximately 1.1 years. As of September 30, 2018, there was a $16 million derivative liability included in “Derivative liabilities” in our Consolidated Statements of Financial Condition based on the September 30, 2018 per share price of DB shares of $11.36.

The following table presents the net impact of the DBRSUs in our Consolidated Statements of Income and Comprehensive Income, including the related income tax effects, for the periods indicated.

	Year ended September 30,
$ in thousands	2018	2017	2016
Amortization of DBRSU prepaid compensation asset	$4,624	$5,270	$355
Increase/(decrease) in fair value of derivative liability	(8,192)	8,031	(2,457)
Net expense/(gain) before tax	$(3,568)	$13,301	$(2,102)
Income tax benefit/(expense)	$(1,438)	$4,963	$(799)

The preceding table includes the impact of the DBRSUs forfeited during the periods indicated. The table also includes the impact of a DB right offering during the year ended September 30, 2017, which increased the fair value of the derivative liability due to the DBRSU plan terms and conditions, and was reported in “Acquisition-related expenses” on the Consolidated Statements of Income and Comprehensive Income.

We held shares of DB as of September 30, 2018 as an economic hedge against this obligation. Such shares are included in “Other investments” on our Consolidated Statements of Financial Condition. The gains/losses on this hedge are included as a component of “Compensation, commissions and benefits expense” or “Acquisition-related expenses” as applicable, and offset a portion of the gains/losses on the DBRSUs.

Employee stock purchase plan
Under the 2003 Employee Stock Purchase Plan, we are authorized to issue up to 7,375,000 shares of common stock to our full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a fair value of $25,000. The purchase price of the stock is 85% of the average high and low market price on the day prior to the purchase date. Under the plan, we sold approximately 336,000, 343,000 and 557,000 shares to employees during the years ended September 30, 2018, 2017 and 2016, respectively. The compensation cost is calculated as the value of the 15% discount from market value and was $5 million for the year ended September 30, 2018, and $4 million for each of the years ended September 30, 2017 and 2016.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Non-employee other compensation

We offer non-qualified deferred compensation plans that provide benefits to our independent contractor financial advisors who meet certain production requirements. Company-owned life insurance is the primary source of funding for this plan. The contributions are made in amounts approved annually by management.

Certain independent contractor financial advisors are also eligible to participate in our VDCP. Eligible participants may elect to defer a percentage or specific dollar amount of their compensation into the VDCP. Company-owned life insurance is the primary source of funding for this plan.

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

As a bank holding company, RJF is subject to the risk-based capital requirements of the Fed. These risk-based capital requirements are expressed as capital ratios that compare measures of regulatory capital to risk-weighted assets, which involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting guidelines. RJF’s and RJ Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

In July 2013, the OCC, the Fed and the FDIC released final U.S. rules implementing the Basel III capital framework developed by the Basel Committee on Banking Supervision, as well as certain Dodd-Frank Act and other capital provisions and updated the prompt corrective action framework to reflect the new regulatory capital minimums (the “U.S. Basel III Rules”). RJF and RJ Bank report regulatory capital under the Basel III standardized approach.

RJF and RJ Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined in Basel III, Common equity Tier 1 capital (“CET1”) to risk-weighted assets. RJF and RJ Bank each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies.  The minimum CET1, Tier 1 Capital, and Total Capital ratios of RJF and RJ Bank are supplemented by an incremental capital conservation buffer, consisting entirely of capital that qualifies as CET1, that began phasing in on January 1, 2016 in increments of 0.625% per year until it reaches 2.5% of risk weighted assets on January 1, 2019. Failure to maintain the capital conservation buffer could limit our ability to take certain capital actions, including dividends and common equity repurchases, and to make discretionary bonus payments.  As of September 30, 2018, both RJF’s and RJ Bank’s capital levels exceeded the fully-phased in capital conservation buffer requirement, and are each categorized as “well capitalized.”

To meet requirements for capital adequacy purposes or to be categorized as “well capitalized,” RJF must maintain minimum CET1, Tier 1 capital, Total capital, and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
$ in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of September 30, 2018:
CET1	$5,717,748	24.3%	$1,057,404	4.5%	$1,527,362	6.5%
Tier 1 capital	$5,717,748	24.3%	$1,409,872	6.0%	$1,879,830	8.0%
Total capital	$5,940,703	25.3%	$1,879,830	8.0%	$2,349,787	10.0%
Tier 1 leverage	$5,717,748	15.8%	$1,451,360	4.0%	$1,814,200	5.0%

RJF as of September 30, 2017:
CET1	$5,081,335	23.0%	$994,950	4.5%	$1,437,150	6.5%
Tier 1 capital	$5,081,335	23.0%	$1,326,600	6.0%	$1,768,800	8.0%
Total capital	$5,293,331	23.9%	$1,768,800	8.0%	$2,211,000	10.0%
Tier 1 leverage	$5,081,335	15.0%	$1,359,168	4.0%	$1,698,960	5.0%

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The increase in RJF’s Tier 1 capital and Total capital ratios at September 30, 2018 compared to September 30, 2017 was primarily the result of positive earnings during the year ended September 30, 2018, partially offset by an increase in goodwill and identifiable intangible assets related to the Scout Group acquisition and the growth of loans at RJ Bank.

To meet the requirements for capital adequacy or to be categorized as “well capitalized,” RJ Bank must maintain CET1, Tier 1 capital, Total capital, and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
$ in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJ Bank as of September 30, 2018:
CET1	$2,028,525	12.7%	$721,112	4.5%	$1,041,607	6.5%
Tier 1 capital	$2,028,525	12.7%	$961,483	6.0%	$1,281,978	8.0%
Total capital	$2,228,986	13.9%	$1,281,978	8.0%	$1,602,472	10.0%
Tier 1 leverage	$2,028,525	8.8%	$926,390	4.0%	$1,157,987	5.0%

RJ Bank as of September 30, 2017:
CET1	$1,821,306	12.5%	$654,901	4.5%	$945,968	6.5%
Tier 1 capital	$1,821,306	12.5%	$873,201	6.0%	$1,164,268	8.0%
Total capital	$2,003,461	13.8%	$1,164,268	8.0%	$1,455,335	10.0%
Tier 1 leverage	$1,821,306	8.9%	$816,304	4.0%	$1,020,379	5.0%

The increase in RJ Bank’s Tier 1 and Total capital ratios at September 30, 2018 compared to September 30, 2017 was primarily the result of positive earnings during the year, partially offset by growth in assets, primarily bank loans.

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

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJ&A and RJFS, each being member firms of the Financial Industry Regulatory Authority (“FINRA”), are subject to the rules of FINRA, whose capital requirements are substantially the same as Rule 15c3-1. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement,” which RJ&A and RJFS have each elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1 million ($250 thousand for RJFS as of September 30, 2018) or two percent of aggregate debit items arising from client balances. FINRA may require a member firm to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items.

The following table presents the net capital position of RJ&A.

	September 30,
$ in thousands	2018	2017
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	28.22%	21.37%
Net capital	$934,612	$589,420
Less: required net capital	(66,239)	(55,164)
Excess net capital	$868,373	$534,256

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the net capital position of RJFS.

	September 30,
$ in thousands	2018	2017
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$33,393	$34,488
Less: required net capital	(250)	(250)
Excess net capital	$33,143	$34,238

RJ Ltd. is subject to the Minimum Capital Rule (Dealer Member Rule No. 17 of the Investment Industry Regulatory Organization of Canada (“IIROC”)) and the Early Warning System (Dealer Member Rule No. 30 of the IIROC). The Minimum Capital Rule requires that every member shall have and maintain at all times risk-adjusted capital greater than zero calculated in accordance with Form 1 and with such requirements as the Board of Directors of the IIROC may from time to time prescribe. Insufficient risk-adjusted capital may result in suspension from membership in the stock exchanges or the IIROC.

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to their capital, profitability, liquidity position, frequency of designation or at the discretion of the IIROC. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. RJ Ltd. was not in Early Warning Level 1 or Level 2 at either September 30, 2018 or 2017.

The following table presents the risk adjusted capital of RJ Ltd. (in Canadian dollars).

	September 30,
$ in thousands	2018	2017
Raymond James Ltd.:
Risk adjusted capital before minimum	$106,160	$108,985
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$105,910	$108,735

Raymond James Trust, N.A. (“RJ Trust”) is regulated by the OCC and is required to maintain sufficient capital. As of September 30, 2018 and 2017, RJ Trust met the requirements.

As of September 30, 2018, all of our other active regulated domestic and international subsidiaries were in compliance with and met all applicable capital requirements.

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

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 22 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Year ended September 30,
$ in thousands, except per share amounts	2018	2017	2016
Income for basic earnings per common share:
Net income attributable to RJF	$856,695	$636,235	$529,350
Less allocation of earnings and dividends to participating securities	(1,463)	(1,376)	(1,256)
Net income attributable to RJF common shareholders	$855,232	$634,859	$528,094
Income for diluted earnings per common share:
Net income attributable to RJF	$856,695	$636,235	$529,350
Less allocation of earnings and dividends to participating securities	(1,433)	(1,350)	(1,236)
Net income attributable to RJF common shareholders	$855,262	$634,885	$528,114
Common shares:
Average common shares in basic computation	145,271	143,275	141,773
Dilutive effect of outstanding stock options and certain RSUs	3,567	3,372	2,740
Average common shares used in diluted computation	148,838	146,647	144,513
Earnings per common share:
Basic	$5.89	$4.43	$3.72
Diluted	$5.75	$4.33	$3.65
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	527	1,657	3,255

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the year to participating securities plus an allocation of undistributed earnings to participating securities. Participating securities represent unvested restricted stock and certain RSUs and amounted to weighted-average shares of 254 thousand, 317 thousand and 346 thousand for the years ended September 30, 2018, 2017 and 2016, respectively.  Dividends paid to participating securities were insignificant for the years ended September 30, 2018, 2017, and 2016.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Year ended September 30,
	2018	2017	2016
Dividends per common share - declared	$1.10	$0.88	$0.80
Dividends per common share - paid	$1.02	$0.86	$0.78

NOTE 23 – SEGMENT INFORMATION

We currently operate through the following five segments: PCG; Capital Markets; Asset Management; RJ Bank; and Other.

The business segments are determined based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. The financial results of our segments are presented using the same policies as those described in Note 2. Segment results include allocations of most corporate overhead and benefits expenses to each segment. Refer to the following discussion of the Other segment for a description of the corporate expenses that are not allocated to segments. Intersegment revenues, expenses, receivables and payables are eliminated upon consolidation.

The PCG segment provides financial planning and securities transaction services through our branch office systems throughout the U.S., Canada and the United Kingdom. The PCG segment includes revenues from securities transaction services, including the sale of equities, mutual funds, fixed income products and insurance products to individual clients. In addition, this segment includes revenues from investment advisory services, for which we earn a fee generally based on a percentage of assets in client accounts. The segment includes net interest earnings on client margin loans and cash balances, as well as certain fee revenues generated by the RJBDP, our multi-bank sweep program.

Our Capital Markets segment conducts fixed income and equity institutional sales and trading activities, equity research, investment banking and the syndication and related management of investments that qualify for tax credits. We primarily conduct these activities

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

in the U.S., Canada and Europe. This segment also includes our debt and equity underwritings, merger & acquisition and advisory services, public finance activities, and the operations of RJTCF.

The Asset Management segment provides investment advisory and related administrative services to our PCG clients through our asset management services division (“AMS”) and through Raymond James Trust, N.A. (“RJ Trust”). The segment also provides investment advisory and asset management services to individual and institutional investors, including through third-party broker-dealers, through Carillon Tower Advisers and its affiliates (collectively, “Carillon Tower”), which also sponsors a family of mutual funds. We earn investment advisory fees and related administrative fees based on assets under management in both AMS and Carillon Tower. The Asset Management segment also earns administrative fees on certain asset-based programs offered to PCG clients which are not managed by our Asset Management segment, but for which the segment provides administrative support.

RJ Bank provides corporate loans, SBL, tax-exempt and residential loans. RJ Bank is active in corporate loan syndications and participations. RJ Bank also provides FDIC-insured deposit accounts to clients of our broker-dealer subsidiaries. RJ Bank generates net interest revenue principally through the interest income earned on loans and an investment portfolio of securities, which is offset by the interest expense it pays on client deposits and on its borrowings.

The Other segment includes the results of our private equity activities as well as certain corporate overhead costs of RJF that are not allocated to operating segments, including the interest costs on our public debt, losses on extinguishment of debt and the acquisition and integration costs associated with certain acquisitions (see Note 3 for additional information).

The following table presents information concerning operations in these segments of business.

	Year ended September 30,
$ in thousands	2018	2017	2016
Revenues:
Private Client Group	$5,120,831	$4,437,588	$3,626,718
Capital Markets	991,604	1,034,235	1,017,151
Asset Management	654,418	487,735	404,421
RJ Bank	815,284	627,845	517,243
Other	59,992	65,498	46,291
Intersegment eliminations	(166,308)	(128,026)	(90,704)
Total revenues	$7,475,821	$6,524,875	$5,521,120
Income/(loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$576,094	$372,950	$340,564
Capital Markets	90,647	141,236	139,173
Asset Management	235,336	171,736	132,158
RJ Bank	491,779	409,303	337,296
Other	(83,201)	(169,879)	(148,548)
Pre-tax income excluding noncontrolling interests	1,310,655	925,346	800,643
Net income/(loss) attributable to noncontrolling interests	(5,778)	2,632	11,301
Income including noncontrolling interests and before provision for income taxes	$1,304,877	$927,978	$811,944

No individual client accounted for more than ten percent of total revenues in any of the years presented.

	Year ended September 30,
$ in thousands	2018	2017	2016
Net interest income/(expense):
Private Client Group	$165,304	$136,756	$97,042
Capital Markets	4,422	6,543	9,432
Asset Management	1,974	623	183
RJ Bank	704,361	574,796	478,690
Other	(33,571)	(70,370)	(61,006)
Net interest income	$842,490	$648,348	$524,341

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents our total assets on a segment basis.

	September 30,
$ in thousands	2018	2017
Total assets:
Private Client Group	$10,173,186	$9,967,320
Capital Markets	2,278,977	2,396,033
Asset Management	386,810	151,111
RJ Bank	22,922,355	20,611,898
Other	1,651,596	1,757,094
Total	$37,412,924	$34,883,456

Total assets in the PCG segment included $276 million and $277 million of goodwill at September 30, 2018 and 2017, respectively. Total assets in the Capital Markets segment included $133 million and $134 million of goodwill at September 30, 2018 and 2017, respectively. Total assets in the Asset Management segment included $69 million of goodwill as of September 30, 2018, which was entirely attributable of our fiscal year 2018 acquisition of the Scout Group.

We have operations in the U.S., Canada and Europe. Substantially all long-lived assets are located in the U.S.   The following table presents our revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic area in which they were earned.

	Year ended September 30,
$ in thousands	2018	2017	2016
Revenues:
U.S.	$6,914,117	$6,057,971	$5,119,536
Canada	422,598	354,685	278,652
Europe	139,106	107,831	85,718
Other	—	4,388	37,214
Total	$7,475,821	$6,524,875	$5,521,120

Pre-tax income/(loss) excluding noncontrolling interests:
U.S.	$1,268,769	$919,324	$778,351
Canada	47,403	14,138	20,243
Europe	(5,517)	(3,577)	(3,791)
Other	—	(4,539)	5,840
Total	$1,310,655	$925,346	$800,643

The following table presents our total assets classified by major geographic area in which they were held.

	September 30,
$ in thousands	2018	2017
Total assets:
U.S.	$34,650,260	$32,200,852
Canada	2,673,452	2,592,480
Europe	89,148	81,090
Other	64	9,034
Total	$37,412,924	$34,883,456

Total assets in the U.S. included $426 million and $356 million of goodwill at September 30, 2018 and 2017, respectively. Total assets in Canada included $43 million and $45 million of goodwill at September 30, 2018 and 2017, respectively. Total assets in Europe included $9 million and $10 million of goodwill at September 30, 2018 and 2017, respectively.

NOTE 24 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

As more fully described in Note 1, RJF (or the “Parent”), is a financial holding company whose subsidiaries are engaged in various financial services activities. The Parent’s primary activities include investments in subsidiaries and corporate investments, including cash management, company-owned life insurance policies and private equity investments. The primary source of operating cash available to the Parent is provided by dividends from its subsidiaries.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Our principal domestic broker-dealer subsidiaries of the Parent, RJ&A and RJFS, are required by regulations to maintain a minimum amount of net capital. Other non-bank subsidiaries of the Parent are also required by regulations to maintain a minimum amount of net capital, but the net capital requirements of those other subsidiaries are much less significant. RJ&A is further required by certain covenants in its borrowing agreements to maintain net capital equal to 10% of aggregate debit balances. At September 30, 2018, each of these broker-dealer subsidiaries far exceeded their minimum net capital requirements (see Note 21 for further information).

Net assets of approximately $2.81 billion as of September 30, 2018 were restricted under regulatory or other restrictions from being transferred from certain subsidiaries to the Parent without prior approval of the respective entities’ regulator.

Liquidity available to the Parent from its subsidiaries other than its broker-dealer subsidiaries and RJ Bank is not limited by regulatory or other restrictions; however, the available amounts are not as significant as those amounts described above. The Parent regularly receives a portion of the profits of subsidiaries, other than RJ Bank, as dividends.

Cash and cash equivalents of $1.40 billion and $1.29 billion as of September 30, 2018 and 2017, respectively, were held directly by RJF in depository accounts at third-party financial institutions, held in depository accounts at RJ Bank, or were otherwise invested by one of our subsidiaries on behalf of RJF. The amount held in depository accounts at RJ Bank was $277 million as of September 30, 2018, of which $254 million was available on demand and without restriction. As of September 30, 2017, $192 million was held in depository accounts at RJ Bank, of which $152 million was available on demand and without restriction.

See Notes 14, 15, 17 and 21 for more information regarding borrowings, commitments, contingencies and guarantees, and capital and regulatory requirements of the Parent and its subsidiaries.

The following table presents the Parent’s statements of financial condition.

	September 30,
$ in thousands	2018	2017
Assets:
Cash and cash equivalents	$694,695	$528,397
Assets segregated pursuant to regulations	23,411	40,145
Intercompany receivables from subsidiaries (primarily nonbank subsidiaries)	1,156,276	1,167,084
Investments in consolidated subsidiaries:
Bank subsidiary	2,020,710	1,823,342
Non-bank subsidiaries	4,031,429	3,448,191
Property and equipment, net	14,173	14,457
Goodwill and identifiable intangible assets, net	31,954	31,954
Other assets	659,901	624,452
Total assets	$8,632,549	$7,678,022
Liabilities and equity:
Other payables	$93,583	$80,576
Intercompany payables to subsidiaries (primarily nonbank subsidiaries)	140,949	52,699
Accrued compensation and benefits	479,920	414,195
Senior notes payable	1,549,636	1,548,839
Total liabilities	2,264,088	2,096,309
Equity	6,368,461	5,581,713
Total liabilities and equity	$8,632,549	$7,678,022

Of the total intercompany receivable from non-bank subsidiaries, $735 million and $783 million at September 30, 2018 and 2017, respectively, was invested in cash and cash equivalents by the subsidiary on behalf of the Parent.

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the Parent’s statements of income.

	Year ended September 30,
$ in thousands	2018	2017	2016
Revenues:
Dividends from non-bank subsidiaries	$225,492	$183,347	$248,020
Dividends from bank subsidiary	130,000	125,000	75,000
Interest from subsidiaries	25,234	16,404	8,999
Interest income	4,292	1,838	807
Other	19,396	25,323	4,654
Total revenues	404,414	351,912	337,480
Interest expense	(73,907)	(94,921)	(78,089)
Net revenues	330,507	256,991	259,391
Non-interest expenses:
Compensation and benefits	67,621	61,765	54,664
Communications and information processing	8,862	8,741	6,330
Occupancy and equipment costs	1,156	677	636
Business development	19,833	18,773	18,364
Losses on extinguishment of debt	—	45,746	—
Other	17,411	14,707	9,792
Intercompany allocations and charges	(31,817)	(30,643)	(40,424)
Total non-interest expenses	83,066	119,766	49,362
Income before income tax benefit and equity in undistributed net income of subsidiaries	247,441	137,225	210,029
Income tax benefit	(11,436)	(85,529)	(64,658)
Income before equity in undistributed net income of subsidiaries	258,877	222,754	274,687
Equity in undistributed net income of subsidiaries	597,818	413,481	254,663
Net income	$856,695	$636,235	$529,350

RAYMOND JAMES FINANCIAL, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the Parent’s statements of cash flows.

	Year ended September 30,
$ in thousands	2018	2017	2016
Cash flows from operating activities:
Net income	$856,695	$636,235	$529,350
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/(gain) on investments	1,196	(14,588)	(11,538)
(Gain)/loss on company-owned life insurance policies	(37,173)	(47,920)	(25,642)
Equity in undistributed net income of subsidiaries	(597,818)	(413,481)	(254,663)
Losses on extinguishment of debt	—	45,746	—
Other	114,294	97,616	73,798
Net change in:
Assets segregated pursuant to regulations	16,734	(40,145)	—
Intercompany receivables	6,468	178,631	19,641
Other assets	47,411	80,561	97,067
Intercompany payables	88,251	38,577	(115,657)
Other payables	13,009	(764)	2,396
Accrued compensation and benefits	65,725	68,180	58,520
Net cash provided by operating activities	574,792	628,648	373,272

Cash flows from investing activities:
(Investments in)/distributions from subsidiaries, net	(205,311)	(36,520)	(637,689)
Advances to subsidiaries, net	4,340	(117,670)	(394,383)
Proceeds from sales/(purchases) of investments, net	12,148	4,836	24,609
Purchase of investments in company-owned life insurance policies, net	(69,711)	(40,661)	(49,488)
Net cash used in investing activities	(258,534)	(190,015)	(1,056,951)

Cash flows from financing activities:
Proceeds from borrowing on the RJF Credit Facility	300,000	—	—
Repayment of borrowings on the RJF Credit Facility	(300,000)	—	—
Proceeds from senior note issuances, net of debt issuance costs paid	—	508,473	792,221
Extinguishment of senior notes payable	—	(650,000)	(250,000)
Premium paid on extinguishment of senior notes payable	—	(36,892)	—
Exercise of stock options and employee stock purchases	63,347	57,462	43,331
Purchase of treasury stock	(61,971)	(34,055)	(162,502)
Dividends on common stock	(151,336)	(127,202)	(113,435)
Net cash provided by/(used in) financing activities	(149,960)	(282,214)	309,615
Net increase/(decrease) in cash and cash equivalents	166,298	156,419	(374,064)
Cash and cash equivalents at beginning of year	528,397	371,978	746,042
Cash and cash equivalents at end of year	$694,695	$528,397	$371,978

Supplemental disclosures of cash flow information:
Cash paid for interest	$77,736	$98,554	$74,568
Cash paid for income taxes, net	$162,867	$92,568	$27,397

Supplemental disclosures of noncash activity:
Investments in subsidiaries, net	$356	$24,352	$781
Losses on extinguishment of debt	$—	$8,854	$—

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA:

SELECTED QUARTERLY FINANCIAL DATA
(unaudited)

	Fiscal Year 2018
in thousands, except per share amounts	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net revenues	$1,726,161	$1,812,632	$1,836,595	$1,898,930
Non-interest expenses	$1,414,477	$1,481,543	$1,518,553	$1,554,868
Income including noncontrolling interests and before provision for income taxes	$311,684	$331,089	$318,042	$344,062
Net income attributable to Raymond James Financial, Inc.	$118,842	$242,847	$232,258	$262,748
Earnings per common share - basic	$0.82	$1.67	$1.59	$1.80
Earnings per common share - diluted	$0.80	$1.63	$1.55	$1.76
Dividends per common share - declared	$0.25	$0.25	$0.30	$0.30

	Fiscal Year 2017
in thousands, except per share amounts	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net revenues	$1,492,802	$1,563,637	$1,624,547	$1,690,111
Non-interest expenses	$1,285,287	$1,402,334	$1,347,606	$1,407,892
Income including noncontrolling interests and before provision for income taxes	$207,515	$161,303	$276,941	$282,219
Net income attributable to Raymond James Financial, Inc.	$146,567	$112,755	$183,424	$193,489
Earnings per common share - basic	$1.03	$0.78	$1.27	$1.34
Earnings per common share - diluted	$1.00	$0.77	$1.24	$1.31
Dividends per common share - declared	$0.22	$0.22	$0.22	$0.22

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by COSO. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2018. KPMG LLP, who audited and reported on our consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of September 30, 2018 (included as follows).

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Raymond James Financial, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Raymond James Financial Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of September 30, 2018 and 2017, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2018 and the related notes (collectively, the consolidated financial statements), and our report dated November 20, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Tampa, Florida
November 20, 2018

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers appears in Part I, Item 1 of this report. The balance of the information required by Item 10 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2019 Annual Meeting of Shareholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended September 30, 2018.

ITEM 11, 12, 13 and 14.

The information required by Items 11, 12, 13 and 14 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2019 Annual Meeting of Shareholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended September 30, 2018.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Exhibit Number		Description
10.3	*
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

10.7	*
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

10.9	*	Amended and Restated Raymond James Financial Long-Term Incentive Plan, effective August 22,2018.
10.10.1
Revolving Credit Agreement, dated as of August 6, 2015, among Raymond James Financial, Inc. and a syndicate of lenders led by Bank of America, N.A. and Regions Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2015.

10.10.2
First Amendment to Revolving Credit Agreement, dated as of June 8, 2016, among Raymond James Financial, Inc., the Lenders party thereto, and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 9, 2016.

10.10.3
Second Amendment to Credit Agreement, dated as of May 5, 2017, among Raymond James Financial, Inc. and a syndicate of lenders led by Bank of America, N.A. and Regions Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2017.

10.11.1	*
Raymond James Financial, Inc. Amended and Restated 2012 Stock Incentive Plan (as amended through February 18, 2016), incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders held February 18, 2016, filed with the Securities and Exchange Commission January 14, 2016.

10.11.2	*
Form of Contingent Stock Option Agreement under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2012.

10.11.3	*
Form of Restricted Stock Unit Agreement for Non-Employee Director under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2012.

10.11.4	*
Form of Restricted Stock Unit Agreement for Performance Based Restricted Stock Unit Award under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.20.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2013.

10.11.5	*
Form of Stock Option Agreement under 2012 Stock Incentive Plan, as revised and approved on August 21, 2013, incorporated by reference to Exhibit 10.16.3 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2013.

10.11.6	*
Form of Restricted Stock Unit Agreement for Non-Bonus Award (Employee/Independent Contractor) under 2012 Stock Incentive Plan, as revised and approved on August 21, 2013, incorporated by reference to Exhibit 10.16.4 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2013.

10.11.7	*
Form of Restricted Stock Unit Agreement for Stock Bonus Award under 2012 Stock Incentive Plan, as revised and approved on August 21, 2013, incorporated by reference to Exhibit 10.16.6 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2013.

10.11.8	*
Form of Restricted Stock Unit Award Notice and Agreement (time-based vesting) which amends and restates Mr. Reilly’s award agreement issued in 2012 and will also be used for his subsequent award agreements, incorporated by reference to Exhibit 10.21.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

10.11.9	*
Form of Restricted Stock Unit Award Notice and Agreement (performance-based vesting) which amends and restates Mr. Reilly’s award agreement issued in 2012 and will also be used for his subsequent award agreements, incorporated by reference to Exhibit 10.21.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

10.11.10	*
Form of Restricted Stock Unit Award Notice and Agreement (time-based vesting), incorporated by reference to Exhibit 10.22.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

10.11.11	*
Form of Restricted Stock Unit Award Notice and Agreement (performance-based vesting), incorporated by reference to Exhibit 10.22.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

10.11.12	*
Form of Stock Option Agreement under 2012 Stock Incentive Plan, as revised and approved on November 20, 2013, incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 7, 2014.

10.11.13	*
Form of Restricted Stock Unit Agreement for Non-Bonus Award under 2012 Stock Incentive Plan, as revised and approved on November 20, 2013, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 7, 2014.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Exhibit Number		Description
10.11.14
Raymond James Financial, Inc. 2012 Stock Incentive Plan Sub-Plan for French Employees with Form of Restricted Stock Unit Agreement, adopted and approved on February 20, 2014, incorporated by reference to Exhibit 10.16.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2014.

10.11.15	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (time-based vesting), as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2018.

10.11.16	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (performance-based vesting), as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2018.

10.11.17	*
Form of Restricted Stock Unit Award Notice and Agreement for Non-Bonus Award, as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2018.

10.11.18	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (time-based vesting) for Canadian Employees, as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2018.

10.11.19	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (performance-based vesting) for Canadian Employees, as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2018.

10.11.20	*
Form of Restricted Stock Unit Award Notice and Agreement for Non-Bonus Award for Canadian Employees, as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2018.

10.11.21	*
Form of Award Agreement for Grant of Retention RSUs to Mr. Paul C. Reilly, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2018.

10.12	*	Raymond James Financial, Inc. Amended and Restated Voluntary Deferred Compensation Plan, effective May 17, 2017.
10.13
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

11
Statement re Computation of per Share Earnings (the calculation of per share earnings is included in Part II, Item 8, Note 22 in the Notes to Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 20th day of November, 2018.

RAYMOND JAMES FINANCIAL, INC.

By: /s/ PAUL C. REILLY
Paul C. Reilly, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL C. REILLY	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	November 20, 2018
Paul C. Reilly

/s/ JEFFREY P. JULIEN	Executive Vice President - Finance and Chief Financial Officer (Principal Financial Officer)	November 20, 2018
Jeffrey P. Julien

/s/ JENNIFER C. ACKART	Senior Vice President and Controller (Principal Accounting Officer)	November 20, 2018
Jennifer C. Ackart

/s/ THOMAS A. JAMES	Chairman Emeritus and Director	November 20, 2018
Thomas A. James

/s/ CHARLES G. VON ARENTSCHILDT	Director	November 20, 2018
Charles G. von Arentschildt

/s/ SHELLEY G. BROADER	Director	November 20, 2018
Shelley G. Broader

/s/ ROBERT M. DUTKOWSKY	Director	November 20, 2018
Robert M. Dutkowsky

/s/ JEFFREY N. EDWARDS	Director	November 20, 2018
Jeffrey N. Edwards

/s/ BENJAMIN C. ESTY	Director	November 20, 2018
Benjamin C. Esty

/s/ ANNE GATES	Director	November 20, 2018
Anne Gates

/s/ FRANCIS S. GODBOLD	Vice Chairman and Director	November 20, 2018
Francis S. Godbold

/s/ GORDON L. JOHNSON	Director	November 20, 2018
Gordon L. Johnson

/s/ RODERICK C. MCGEARY	Director	November 20, 2018
Roderick C. McGeary

/s/ ROBERT P. SALTZMAN	Director	November 20, 2018
Robert P. Saltzman

/s/ SUSAN N. STORY	Director	November 20, 2018
Susan N. Story