Form 10-Q
period 2018-12-31
RAYMOND JAMES FINANCIAL INC
filed 2019-02-08
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

141,037,985 shares of common stock as of February 7, 2019

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

in millions, except share amounts	December 31, 2018	September 30, 2018
Assets:
Cash and cash equivalents	$4,322	$3,500
Cash segregated pursuant to regulations	2,782	2,441
Securities purchased under agreements to resell	399	373
Securities borrowed	140	255
Financial instruments, at fair value:
Trading instruments (includes $444 and $465 pledged as collateral)	691	702
Available-for-sale securities (includes $18 and $20 pledged as collateral)	2,797	2,696
Derivative assets	213	180
Private equity investments	154	147
Other investments (includes $25 and $25 pledged as collateral)	259	202
Brokerage client receivables, net	2,863	3,343
Receivables from brokers, dealers and clearing organizations	249	257
Other receivables	611	583
Bank loans, net	19,887	19,518
Loans to financial advisors, net	925	934
Investments in real estate partnerships held by consolidated variable interest entities	103	107
Property and equipment, net	490	486
Deferred income taxes, net	186	203
Goodwill and identifiable intangible assets, net	633	639
Other assets	840	847
Total assets	$38,544	$37,413

Liabilities and equity:
Bank deposits	$21,673	$19,942
Securities sold under agreements to repurchase	156	186
Securities loaned	330	423
Financial instruments sold but not yet purchased, at fair value:
Trading instruments	279	235
Derivative liabilities	232	247
Brokerage client payables	5,245	5,625
Payables to brokers, dealers and clearing organizations	131	206
Accrued compensation, commissions and benefits	799	1,189
Other payables	726	459
Other borrowings	1,198	899
Senior notes payable	1,550	1,550
Total liabilities	32,319	30,961
Commitments and contingencies (see Note 12)
Equity
Preferred stock; $.10 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 157,645,318 and 156,363,615 shares issued as of December 31, 2018 and September 30, 2018, respectively, and 140,616,735 and 145,642,437 shares outstanding as of December 31, 2018 and September 30, 2018, respectively	2	2
Additional paid-in capital	1,871	1,808
Retained earnings	5,236	5,032
Treasury stock, at cost; 17,028,583 and 10,693,026 common shares as of December 31, 2018 and September 30, 2018, respectively	(927)	(447)
Accumulated other comprehensive loss	(39)	(27)
Total equity attributable to Raymond James Financial, Inc.	6,143	6,368
Noncontrolling interests	82	84
Total equity	6,225	6,452
Total liabilities and equity	$38,544	$37,413
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
in millions, except per share amounts	2018	2017
Revenues:
Asset management and related administrative fees	$865	$729
Brokerage revenues:
Securities commissions	388	416
Principal transactions	76	97
Total brokerage revenues	464	513
Account and service fees	185	171
Investment banking	137	88
Interest income	316	232
Other	37	33
Total revenues	2,004	1,766
Interest expense	(73)	(40)
Net revenues	1,931	1,726
Non-interest expenses:
Compensation, commissions and benefits	1,265	1,153
Communications and information processing	92	80
Occupancy and equipment costs	51	50
Business development	43	34
Investment sub-advisory fees	24	22
Professional fees	22	12
Bank loan loss provision	16	1
Acquisition and disposition-related expenses	15	4
Other	73	59
Total non-interest expenses	1,601	1,415
Income including noncontrolling interests and before provision for income taxes	330	311
Provision for income taxes	83	192
Net income including noncontrolling interests	247	119
Net loss attributable to noncontrolling interests	(2)	—
Net income attributable to Raymond James Financial, Inc.	$249	$119

Earnings per common share – basic	$1.73	$0.82
Earnings per common share – diluted	$1.69	$0.80
Weighted-average common shares outstanding – basic	144.2	144.5
Weighted-average common and common equivalent shares outstanding – diluted	147.3	148.3

Net income attributable to Raymond James Financial, Inc.	$249	$119
Other comprehensive income/(loss), net of tax:
Net change in unrealized loss on available-for-sale securities	22	(12)
Net change in unrealized loss on currency translations, net of the impact of net investment hedges	(13)	—
Net change in unrealized gain on cash flow hedges	(17)	7
Total comprehensive income	$241	$114

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended December 31,
$ in millions, except per share amounts	2018	2017
Common stock, par value $.01 per share:
Balance beginning of period	$2	$2
Share issuances	—	—
Balance end of period	2	2

Additional paid-in capital:
Balance beginning of period	1,808	1,645
Employee stock purchases	8	6
Exercise of stock options and vesting of restricted stock units, net of forfeitures	16	21
Restricted stock, stock option and restricted stock unit expense	39	33
Balance end of period	1,871	1,705

Retained earnings:
Balance beginning of period	5,032	4,340
Net income attributable to Raymond James Financial, Inc.	249	119
Cash dividends declared (see Note 18)	(50)	(39)
Other	5	—
Balance end of period	5,236	4,420

Treasury stock:
Balance beginning of period	(447)	(390)
Purchases/surrenders	(464)	(7)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(16)	(13)
Balance end of period	(927)	(410)

Accumulated other comprehensive loss:
Balance beginning of period	(27)	(15)
Net change in unrealized loss on available-for-sale securities, net of tax	22	(12)
Net change in unrealized loss on currency translations, net of the impact of net investment hedges, net of tax	(13)	—
Net change in unrealized gain on cash flow hedges, net of tax	(17)	7
Other	(4)	—
Balance end of period	(39)	(20)
Total equity attributable to Raymond James Financial, Inc.	$6,143	$5,697

Noncontrolling interests:
Balance beginning of period	$84	$112
Net loss attributable to noncontrolling interests	(2)	—
Capital contributions	2	—
Distributions	(2)	(6)
Balance end of period	82	106
Total equity	$6,225	$5,803

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended December 31,
$ in millions	2018	2017
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$249	$119
Net loss attributable to noncontrolling interests	(2)	—
Net income including noncontrolling interests	247	119
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	26	23
Deferred income taxes	6	121
Premium and discount amortization on available-for-sale securities and loss on other investments	3	—
Provisions for loan losses, legal and regulatory proceedings and bad debts	32	9
Share-based compensation expense	37	38
Unrealized (gain)/loss on company-owned life insurance policies, net of expenses	58	(17)
Other	11	6
Net change in:
Securities purchased under agreements to resell, net of securities sold under agreements to repurchase	(60)	104
Securities borrowed, net of securities loaned	22	(140)
Loans provided to financial advisors, net of repayments	—	(22)
Brokerage client receivables and other accounts receivable, net	446	124
Trading instruments, net	62	(47)
Derivative instruments, net	(60)	30
Other assets	(22)	(19)
Brokerage client payables and other accounts payable	(242)	467
Accrued compensation, commissions and benefits	(389)	(266)
Proceeds from sales of securitizations and loans held for sale, net of purchases and originations of loans held for sale	48	(108)
Net cash provided by operating activities	225	422

Cash flows from investing activities:
Additions to property and equipment	(27)	(36)
Increase in bank loans, net	(461)	(645)
Proceeds from sales of loans held for investment	129	22
Purchases of available-for-sale securities	(291)	(340)
Available-for-sale securities maturations, repayments and redemptions	151	114
Business acquisition, net of cash acquired	—	(159)
Other investing activities, net	(34)	(30)
Net cash used in investing activities	(533)	(1,074)

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued from previous page)

	Three months ended December 31,
$ in millions	2018	2017
Cash flows from financing activities:
Proceeds from borrowings on the RJF Credit Facility	300	300
Repayments of short-term borrowings, net	—	(280)
Repayments of Federal Home Loan Bank advances and other borrowed funds	(1)	(1)
Exercise of stock options and employee stock purchases	23	26
Increase in bank deposits	1,731	993
Purchases of treasury stock	(480)	(20)
Dividends on common stock	(47)	(32)
Distributions to noncontrolling interests, net	—	(6)
Net cash provided by financing activities	1,526	980

Currency adjustment:
Effect of exchange rate changes on cash	(55)	(7)
Net increase in cash, cash equivalents, and cash segregated pursuant to regulations	1,163	321
Cash, cash equivalents, and cash segregated pursuant to regulations at beginning of year	5,941	7,146
Cash, cash equivalents, and cash segregated pursuant to regulations at end of period	$7,104	$7,467

Cash and cash equivalents	$4,322	$3,898
Cash segregated pursuant to regulations	2,782	3,569
Total cash, cash equivalents, and cash segregated pursuant to regulations at end of period	$7,104	$7,467

Supplemental disclosures of cash flow information:
Cash paid for interest	$62	$28
Cash paid for income taxes, net	$10	$9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2018

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Raymond James Financial, Inc. (“RJF,” the “firm” or the “Company”) is a financial holding company which, together with its subsidiaries, is engaged in various financial services activities, including providing investment management services for retail and institutional clients, the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products.  The firm also provides corporate and retail banking services, and trust services.  For further information about our business segments, see Note 19 of this Form 10-Q. As used herein, the terms “our,” “we,” or “us” refer to RJF and/or one or more of its subsidiaries.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100% owned subsidiaries. In addition, we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 of our Annual Report on Form 10-K (the “2018 Form 10-K”) for the year ended September 30, 2018, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and in Note 8 of this Form 10-Q. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

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

The nature of our business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our 2018 Form 10-K. To prepare condensed consolidated financial statements in conformity with GAAP, we must make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates and could have a material impact on the condensed consolidated financial statements.

Reclassifications

Effective with the firm’s first fiscal quarter ended December 31, 2018, we have reclassified certain revenues among income statement line items and renamed certain line items. These reclassifications do not affect the Company’s reported total revenues or the total revenues in any of our segments for any of the previously reported periods. Prior period results have been conformed to the current presentation.

In addition to the reclassification discussed above, certain other prior period amounts have been reclassified to conform to the current period’s presentation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 of our 2018 Form 10-K. During the three months ended December 31, 2018, there were no significant changes to our significant accounting policies other than the accounting policies adopted or modified as part of our implementation of new or amended accounting guidance, as noted below.

Loans to financial advisors, net

We offer loans to financial advisors and certain other key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes. We present the outstanding balance of loans to financial advisors on our Condensed Consolidated Statements of Financial Condition, net of the allowance for doubtful accounts. Of the gross balance outstanding, the portion associated with financial advisors who are no longer affiliated with us was $22 million and $20 million at December 31, 2018 and September 30, 2018, respectively. Our allowance for doubtful accounts was $10 million and $8 million at December 31, 2018 and September 30, 2018, respectively.

Recent accounting developments

Accounting guidance recently adopted

Revenue recognition - In May 2014, the FASB issued new guidance regarding revenue recognition (ASU 2014-09). The new guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also provides guidance on accounting for certain contract costs and requires additional disclosures. We adopted this guidance as of October 1, 2018, under a modified retrospective approach for all open contracts as of the date of initial adoption. As such, there was no impact on our prior period results.

The primary impact of this guidance was the change in the presentation of certain costs from a net presentation within revenues to a gross presentation, particularly related to merger & acquisitions advisory and underwriting transactions and certain administrative costs related to our multi-bank sweep program.  These presentation changes had no impact on our net earnings.  There were no material changes in timing of revenues recognized associated with the adoption. As a result, adoption of this guidance had no material impact on our net results of operations or financial position. See Note 14 for further information.

Financial instruments - In January 2016, the FASB issued new guidance related to the accounting for financial instruments (ASU 2016-01). Among its provisions, this new guidance generally requires equity investments to be measured at fair value with changes in fair value recognized in net income, subject to certain exceptions, and amends certain disclosure requirements associated with the fair value of financial instruments. We adopted this guidance as of October 1, 2018, under a modified retrospective approach. As a result, on a prospective basis beginning as of the date of adoption, we record changes in the fair value of our investments in equity securities that were previously classified as available-for-sale in net income. Previously, such unrealized gains/(losses) were reflected in other comprehensive income/(loss) (“OCI”). The impact of adopting the new guidance resulted in a reclassification from accumulated other comprehensive income/(loss) (“AOCI”) to retained earnings of an accumulated gain of approximately $4 million at October 1, 2018. See Note 4 for further information.

Statement of Cash Flows (classification of certain cash receipts and cash payments) - In August 2016, the FASB issued amended guidance related to the Statement of Cash Flows (ASU 2016-15). The amended guidance provides guidance on disclosure and classification of certain items within the statements of cash flows. We adopted this guidance on October 1, 2018, under a retrospective approach. The adoption did not have a material impact on our consolidated statements of cash flows and did not have an impact on our financial position or results of operations.

Statement of Cash Flows (restricted cash) - In November 2016, the FASB issued new guidance related to the classification and presentation of changes in restricted cash on the statement of cash flows (ASU 2016-18). The guidance requires an entity to include restricted cash and cash equivalents in its total of cash and cash equivalents on its statement of cash flows and to present a reconciliation of the beginning-of-period and end-of-period total of such amounts on the statement of cash flows. We adopted this guidance on October 1, 2018, under a retrospective approach. Upon adoption, we recorded a decrease of $96 million in net cash provided by operating activities for the three months ended December 31, 2017 related to reclassifying changes in cash segregated pursuant to regulations from operating activities to the cash and cash equivalents balance in the Condensed Consolidated Statements of Cash Flows. The total of cash segregated pursuant to regulations and cash and cash equivalents is included in a separate table in the Condensed Consolidated Statements of Cash Flows. The adoption did not have an impact on our financial position or results of operations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Definition of a business - In January 2017, the FASB issued amended guidance related to the definition of a business (ASU 2017-01). This amended guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted this guidance on October 1, 2018, on a prospective basis. The impact of the adoption of this amended guidance is dependent upon acquisition and disposal activities subsequent to the date of adoption. The adoption did not have any impact on our financial position or results of operations.

Share-based payment awards (modifications) - In May 2017, the FASB issued amended guidance that clarifies when changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting (ASU 2017-09). The amended guidance states an entity should account for the effects of a modification unless certain criteria are met which include that the modified award has the same fair value, vesting conditions and classification as the original award. We adopted the guidance on October 1, 2018, on a prospective basis. We generally do not modify our share-based payments awards. The adoption did not have an impact on our financial position or results of operations.

Share-based payment awards (nonemployee) - In June 2018, the FASB issued amended guidance that aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions (ASU 2018-07). The amended guidance states an entity should measure the fair value of the award by estimating the fair value of the equity instruments to be issued and, for equity-classified awards, the fair value should be measured on the grant date. The amended guidance also clarifies that nonemployee awards that contain a performance condition are to be measured based on the outcome that is probable and that entities may elect, on an award-by-award basis, to use the expected term or contractual term to measure the award. We early-adopted this standard on October 1, 2018, using a modified retrospective approach. The adoption did not have a significant impact on our financial position or results of operations.

Accounting guidance not yet adopted as of December 31, 2018

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

Credit losses - In June 2016, the FASB issued new guidance related to the measurement of credit losses on financial instruments (ASU 2016-13). The amended guidance involves several aspects of the accounting for credit losses related to certain financial instruments including assets measured at amortized cost, available-for-sale debt securities and certain off-balance sheet commitments. The new guidance broadens the information that an entity must consider in developing its estimated credit losses expected to occur over the remaining life of assets measured either collectively or individually to include historical experience, current conditions and reasonable and supportable forecasts, replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses (“CECL”) model.  The new guidance expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating credit losses and requires new disclosures of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This new guidance is first effective for our fiscal year beginning October 1, 2020 and will be adopted under a modified retrospective approach. Early adoption is permitted although not prior to our fiscal year beginning October 1, 2019. We have continued with our implementation and evaluation efforts, which include a cross-functional team to assess the required changes to our credit loss estimation methodologies and systems, as well as the determination of additional data and resources required to comply with the new guidance. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations, which will depend on, among other things, the current and expected macroeconomic conditions and the nature and characteristics of financial assets held by us on the date of adoption.

Goodwill - In January 2017, the FASB issued amended guidance to simplify the subsequent measurement of goodwill, eliminating “Step 2” from the goodwill impairment test (ASU 2017-04). In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under this amended guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and subsequently recognize an impairment charge for the amount by which the carrying amount exceeds

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is first effective for our fiscal year beginning October 1, 2019 and will be adopted on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We early-adopted this guidance on January 1, 2019, our goodwill impairment test date.

Callable debt securities - In March 2017, the FASB issued new guidance that requires certain premiums on callable debt securities to be amortized to the earliest call date instead of the contractual life of the security (ASU 2017-08). Discounts on callable debt securities will continue to be amortized to the contractual maturity date. This guidance is first effective for our fiscal year beginning on October 1, 2019 and will be adopted using a modified retrospective approach. Although permitted, we do not plan to early adopt. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

Internal use software (cloud computing) - In August 2018, the FASB issued guidance on the accounting for implementation costs incurred by customers in cloud computing arrangements (ASU 2018-15). This guidance requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the non-cancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. This amended guidance is first effective for our fiscal year beginning on October 1, 2020 with early adoption permitted. The guidance may be adopted either using the prospective or retrospective approach. We are currently evaluating the impact of this new guidance on our financial position and results of operations.

Derivatives and hedging (interest rate) - In October 2018, the FASB issued guidance amending Derivatives and Hedging (Topic 815) to add the overnight index swap (OIS rate) rate based on the Secured Overnight Financing Rate (SOFR) to the list of US benchmark interest rates that are eligible to be hedged (ASU 2018-16). This guidance is first effective for our fiscal year beginning on October 1, 2019. Early adoption is permitted. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

Consolidation (decision making fees) - In October 2018, the FASB issued guidance on how all entities evaluate decision-making fees under the variable interest entity guidance (ASU 2018-17). Under the new guidance, to determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportionate basis, rather than in their entirety. This guidance is first effective for our fiscal year beginning on October 1, 2020. Early adoption is permitted. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 – FAIR VALUE

Our “Financial instruments owned” and “Financial instruments sold but not yet purchased” on our Condensed Consolidated Statements of Financial Condition are recorded at fair value under GAAP. For further information about such instruments and our significant accounting policies related to fair value, see Note 2 and Note 4 of our 2018 Form 10-K. The following tables present assets and liabilities measured at fair value on a recurring and nonrecurring basis. Netting adjustments represent the impact of counterparty and collateral netting on our derivative balances included on our Condensed Consolidated Statements of Financial Condition. See Note 5 for additional information. Bank loans held for sale measured at fair value on a nonrecurring basis are recorded at a fair value lower than cost.

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of December 31, 2018
Assets at fair value on a recurring basis:
Trading instruments
Municipal and provincial obligations	$—	$163	$—	$—	$163
Corporate obligations	10	76	—	—	86
Government and agency obligations	11	78	—	—	89
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	2	226	—	—	228
Non-agency CMOs and asset-backed securities (“ABS”)	—	101	—	—	101
Total debt securities	23	644	—	—	667
Equity securities	14	—	—	—	14
Brokered certificates of deposit	—	5	—	—	5
Other	—	2	3	—	5
Total trading instruments	37	651	3	—	691
Available-for-sale securities	—	2,797	—	—	2,797
Derivative assets
Interest rate contracts - Matched book	—	188	—	—	188
Interest rate contracts - Other	—	64	—	(39)	25
Total derivative assets	—	252	—	(39)	213
Private equity investments - not measured at net asset value (“NAV”)	—	—	59	—	59
Other investments	190	2	67	—	259
Subtotal	227	3,702	129	(39)	4,019
Private equity investments - measured at NAV					95
Total assets at fair value on a recurring basis	$227	$3,702	$129	$(39)	$4,114
Assets at fair value on a nonrecurring basis:
Bank loans, net - Impaired loans	$—	$8	$37	$—	$45
Bank loans, net - Loans held for sale	—	49	—	—	49
Total assets at fair value on a nonrecurring basis	$—	$57	$37	$—	$94

Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased
Corporate obligations	$2	$31	$—	$—	$33
Government obligations	235	—	—	—	235
Agency MBS and CMOs	3	—	—	—	3
Total debt securities	240	31	—	—	271
Equity securities	4	—	—	—	4
Other	—	—	4	—	4
Total trading instruments sold but not yet purchased	244	31	4	—	279
Derivative liabilities
Interest rate contracts - Matched book	—	188	—	—	188
Interest rate contracts - Other	—	85	—	(54)	31
Foreign exchange contracts	—	2	—	—	2
Deutsche Bank restricted stock unit (“DBRSU”) obligation (equity)	—	11	—	—	11
Total derivative liabilities	—	286	—	(54)	232
Total liabilities at fair value on a recurring basis	$244	$317	$4	$(54)	$511

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2018
Assets at fair value on a recurring basis:
Trading instruments
Municipal and provincial obligations	$1	$247	$—	$—	$248
Corporate obligations	10	100	—	—	110
Government and agency obligations	19	72	—	—	91
Agency MBS and CMOs	3	124	—	—	127
Non-agency CMOs and ABS	—	69	—	—	69
Total debt securities	33	612	—	—	645
Equity securities	15	—	—	—	15
Brokered certificates of deposit	—	39	—	—	39
Other	—	2	1	—	3
Total trading instruments	48	653	1	—	702
Available-for-sale securities
Agency MBS and CMOs	—	2,628	—	—	2,628
Other securities	1	—	—	—	1
Auction rate securities (“ARS”) preferred	—	—	67	—	67
Total available-for-sale securities	1	2,628	67	—	2,696
Derivative assets
Interest rate contracts - Matched book	—	160	—	—	160
Interest rate contracts - Other	—	74	—	(55)	19
Foreign exchange contracts	—	1	—	—	1
Total derivative assets	—	235	—	(55)	180
Private equity investments - not measured at NAV	—	—	56	—	56
Other investments	201	1	—	—	202
Subtotal	250	3,517	124	(55)	3,836
Private equity investments measured at NAV					91
Total assets at fair value on a recurring basis	$250	$3,517	$124	$(55)	$3,927
Assets at fair value on a nonrecurring basis:
Bank loans, net - Impaired loans	$—	$10	$18	$—	$28
Bank loans, net - Loans held for sale	—	41	—	—	41
Total assets at fair value on a nonrecurring basis	$—	$51	$18	$—	$69

Liabilities at fair value on a recurring basis
Trading instruments sold but not yet purchased
Municipal and provincial obligations	$—	$1	$—	$—	$1
Corporate obligations	2	25	—	—	27
Government obligations	194	—	—	—	194
Non-agency MBS and CMOs	—	1	—	—	1
Total debt securities	196	27	—	—	223
Equity securities	5	—	—	—	5
Other	—	—	7	—	7
Total trading instruments sold but not yet purchased	201	27	7	—	235
Derivative liabilities
Interest rate contracts - Matched book	—	160	—	—	160
Interest rate contracts - Other	—	114	—	(47)	67
Foreign exchange contracts	—	4	—	—	4
DBRSU obligation (equity)	—	16	—	—	16
Total derivative liabilities	—	294	—	(47)	247
Total liabilities at fair value on a recurring basis	$201	$321	$7	$(47)	$482

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3 recurring fair value measurements

The following tables present the changes in fair value for Level 3 assets and liabilities measured at fair value on a recurring basis. The realized and unrealized gains and losses in the tables may include changes in fair value that were attributable to both observable and unobservable inputs. In the following tables, gains/(losses) on trading instruments are reported in “Net trading profit,” gains/(losses) on private equity and other investments are reported in “Other” revenues, and gains/(losses) on available-for-sale securities are reported in either “Other” revenues (when included in earnings) or “Other comprehensive income” in our Condensed Consolidated Statements of Income and Comprehensive Income.

Three months ended December 31, 2018 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading instruments	Private equity and other investments		Trading instruments
$ in millions	Other	Private equity investments	Other investments (1)	Other
Fair value beginning of period	$1	$56	$67	$(7)
Total gains/(losses) for the period:
Included in earnings	1	—	—	2
Purchases and contributions	38	3	—	5
Sales	(37)	—	—	(4)
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$3	$59	$67	$(4)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$1	$—	$—	$—

(1)
Beginning of period balance includes $67 million of preferred ARS, which were reclassified from available-for-sale securities in connection with adoption of ASU 2016-01. See Note 2 for additional information.

Three months ended December 31, 2017 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading instruments	Available-for-sale securities	Private equity and other investments	Trading instruments
$ in millions	Other	ARS - preferred	Private equity investments	Other
Fair value beginning of period	$6	$106	$89	$—
Total gains/(losses) for the period:
Included in earnings	(1)	—	—	(1)
Included in other comprehensive income	—	1	—	—
Purchases and contributions	20	—	—	—
Sales	(22)	—	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$3	$107	$89	$(1)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$(1)
Unrealized gains/(losses) for the period included in other comprehensive income for instruments held at the end of the reporting period	$—	$1	$—	$—

As of December 31, 2018, 11% of our assets and 2% of our liabilities were measured at fair value on a recurring basis.  In comparison as of September 30, 2018, 10% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 represented 3% of our assets measured at fair value as of both December 31, 2018 and September 30, 2018.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Quantitative information about level 3 fair value measurements

The following tables present the valuation techniques and significant unobservable inputs used in the valuation of a significant majority of our financial instruments classified as level 3. These inputs represent those that a market participant would take into account when pricing these instruments. Weighted averages are calculated by weighting each input by the relative fair values of the related financial instrument.

Level 3 financial instrument $ in millions	Fair value at December 31, 2018	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements
Other investments - ARS preferred	$67	Discounted cash flow	Average discount rate	6.14% - 7.76% (6.86%)
			Average interest rates applicable to future interest income on the securities (1)	3.54% - 4.71% (3.83%)
			Prepayment year (2)	2019 - 2021 (2021)
Private equity investments (not measured at NAV)	$46	Income approach - discounted cash flow	Discount rate	25%
			Terminal EBITDA multiple	10.0x
			Terminal year	2022 - 2042 (2023)
	$13	Transaction price or other investment-specific events (3)	Not meaningful (3)	Not meaningful (3)
Nonrecurring measurements
Bank loans: impaired loans - residential	$16	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Bank loans: impaired loans - corporate	$21	Collateral or discounted cash flow value (4)	Not meaningful (4)	Not meaningful (4)

Level 3 financial instrument $ in millions	Fair value at September 30, 2018	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements
ARS preferred	$67	Discounted cash flow	Average discount rate	6.50% - 7.85% (7.13%)
			Average interest rates applicable to future interest income on the securities (1)	4.13% - 5.51% (4.47%)
			Prepayment year (2)	2018 - 2021 (2021)
Private equity investments (not measured at NAV)	$43	Income approach - discounted cash flow	Discount rate	25%
			Terminal EBITDA multiple	10.0x
			Terminal year	2022 - 2042 (2023)
	$13	Transaction price or other investment-specific events (3)	Not meaningful (3)	Not meaningful (3)
Nonrecurring measurements
Bank loans: impaired loans - residential	$17	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Bank loans: impaired loans - corporate	$2	Collateral or discounted cash flow value (4)	Not meaningful (4)	Not meaningful (4)

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

Other investments - ARS preferred

The future interest rate and prepayment assumptions impacting the valuation of the auction rate securities are directly related. As short-term interest rates rise, the penalty interest rates, which are embedded in most of these securities in the event auctions fail to set the security’s interest rate, also increase. As penalty interest rates rise, we estimate that issuers of the securities will have the economic incentive to refinance (and thus prepay) the securities. As such, increases in the interest rate, which would generally result in an earlier prepayment assumption, would have increased the fair value of the security. Increases in the discount rate would have resulted in a lower fair value of the securities.

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

Investments in private equity measured at net asset value per share

As more fully described in Note 2 of our 2018 Form 10-K, as a practical expedient, we utilize NAV or its equivalent to determine the recorded value of a portion of our private equity investments portfolio. We utilize NAV when the fund investment does not have a readily determinable fair value and the NAV of the fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the investments at fair value.

Our private equity portfolio as of December 31, 2018 included various direct investments, as well as investments in third-party private equity funds and various private equity funds which we sponsor. The portfolio is primarily invested in a broad range of industries including leveraged buyouts, growth capital, distressed capital, venture capital and mezzanine capital. Due to the closed-end nature of certain of our fund investments, such investments cannot be redeemed directly with the funds. Our investment is monetized by distributions received through the liquidation of the underlying assets of those funds, the timing of which is uncertain.

The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
December 31, 2018
Private equity investments measured at NAV	$95	$18
Private equity investments not measured at NAV	59
Total private equity investments	$154

September 30, 2018
Private equity investments measured at NAV	$91	$18
Private equity investments not measured at NAV	56
Total private equity investments	$147

Of the total private equity investments, the portions we owned were $108 million and $103 million as of December 31, 2018 and September 30, 2018, respectively. The portions of the private equity investments we did not own were $46 million and $44 million as of December 31, 2018 and September 30, 2018, respectively, and were included as a component of noncontrolling interests on our Condensed Consolidated Statements of Financial Condition.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial instruments not measured at fair value

The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value on the Condensed Consolidated Statements of Financial Condition. This table excludes financial instruments that are carried at amounts which approximate fair value. Refer to Note 4 of our 2018 Form 10-K for discussion of the fair value hierarchy classification of our financial instruments that are not recorded at fair value.

Effective October 1, 2018, we adopted new accounting guidance (ASU 2016-01), which requires the fair value of financial instruments not carried at fair value on our statement of financial condition to be estimated utilizing an exit price and eliminates certain disclosure requirements related to these instruments, including exempting certain financial instruments from disclosure (e.g., demand deposits). Prior periods have not been updated to reflect this new accounting guidance.

$ in millions	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
December 31, 2018
Financial assets:
Bank loans, net	$—	$61	$19,578	$19,639	$19,793
Financial liabilities:
Bank deposits - Certificates of deposit	$—	$—	$489	$489	$490
Senior notes payable	$—	$1,512	$—	$1,512	$1,550

September 30, 2018
Financial assets:
Bank loans, net	$—	$124	$19,116	$19,240	$19,449
Financial liabilities:
Bank deposits	$—	$19,496	$439	$19,935	$19,942
Senior notes payable	$—	$1,558	$—	$1,558	$1,550

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities are comprised of agency MBS and CMOs owned by Raymond James Bank, N.A. (“RJ Bank”). Refer to the discussion of our available-for-sale securities accounting policies, including the fair value determination process, in Note 2 of our 2018 Form 10-K. As of October 1, 2018, we adopted new accounting guidance related to the classification and measurement of financial instruments (ASU 2016-01), which requires changes in the fair value of equity securities to be recorded in net income. See Note 2 for further information. As a result, on a prospective basis beginning October 1, 2018, unrealized gains/(losses) on our equity securities previously classified and accounted for as available-for-sale are recorded in net income instead of OCI. Accordingly, we reclassified approximately $68 million, substantially all of which consisted of preferred ARS, from “Available-for-sale securities” to “Other investments” on our Condensed Consolidated Statements of Financial Condition.

The following table details the amortized cost and fair values of our available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2018
Agency MBS and CMOs	$2,834	$4	$(41)	$2,797

September 30, 2018
Agency MBS and CMOs	$2,698	$—	$(70)	$2,628
Other securities	2	—	(1)	1
Total RJ Bank available-for-sale securities	2,700	—	(71)	2,629
ARS preferred	61	6	—	67
Total available-for-sale securities	$2,761	$6	$(71)	$2,696

See Note 3 for additional information regarding the fair value of available-for-sale securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table details the contractual maturities, amortized cost, carrying values and current yields for our available-for-sale securities.  Since RJ Bank’s MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	December 31, 2018
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency MBS and CMOs:
Amortized cost	$—	$254	$986	$1,594	$2,834
Carrying value	$—	$251	$975	$1,571	$2,797
Weighted-average yield	—	2.32%	2.39%	2.49%	2.44%

The following table details the gross unrealized losses and fair value of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
December 31, 2018
Agency MBS and CMOs	$348	$(2)	$1,829	$(39)	$2,177	$(41)
September 30, 2018
Agency MBS and CMOs	$1,103	$(20)	$1,425	$(50)	$2,528	$(70)
Other securities	—	—	1	(1)	1	(1)
Total	$1,103	$(20)	$1,426	$(51)	$2,529	$(71)

U.S. government agencies guarantee the contractual cash flows of the agency MBS and CMOs. At December 31, 2018, of the 226 agency MBS and CMOs in an unrealized loss position, 27 were in a continuous unrealized loss position for less than 12 months and 199 were for 12 months or more. We do not consider these securities to be other-than-temporarily impaired due to the guarantee of the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities. At December 31, 2018, debt securities we held in excess of ten percent of our equity included Federal National Home Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) which had an amortized cost of $1.86 billion and $738 million, respectively, and a fair value of $1.84 billion and $728 million, respectively.

During each of the three months ended December 31, 2018 and 2017, there were no sales of agency MBS or CMO available-for-sale securities.

NOTE 5 – DERIVATIVE ASSETS AND DERIVATIVE LIABILITIES

Our derivative assets and derivative liabilities are recorded at fair value and are included in “Derivative assets” and “Derivative liabilities” on our Condensed Consolidated Statements of Financial Condition. Cash flows related to our derivative contracts are included within operating activities in the Condensed Consolidated Statements of Cash Flows. The significant accounting policies governing our derivative financial instruments, including our methodologies for determining fair value, are described in Note 2 of our 2018 Form 10-K.

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

We also facilitate matched book derivative transactions in which Raymond James Financial Products, Inc. (“RJFP”), a wholly owned subsidiary, enters into interest rate derivative transactions with clients. For every derivative transaction RJFP enters into with a client, it also enters into an offsetting derivative on terms that mirror the client transaction with a credit support provider, which is a third-party financial institution. Any collateral required to be exchanged under these derivative contracts is administered directly between the client and the third-party financial institution. Due to this pass-through transaction structure, RJFP has completely mitigated the market and credit risk on these derivative contracts. As a result, derivatives for which the fair value is in an asset position have an equal and offsetting derivative liability. RJFP only has credit risk on its uncollected derivative transaction fee revenues. The receivable for uncollected derivative transaction fee revenues of RJFP was insignificant at both December 31, 2018 and September 30, 2018.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Derivatives arising from RJ Bank’s business operations

We enter into forward foreign exchange contracts and interest rate swaps to hedge certain exposures arising out of RJ Bank’s business operations. Each of these activities is described in Note 2 of our 2018 Form 10-K and in the following paragraphs.

We enter into three-month forward foreign exchange contracts primarily to hedge the risks related to RJ Bank’s investment in its Canadian subsidiary, as well as their risk resulting from transactions denominated in currencies other than the U.S. dollar. The majority of these derivatives are designated as net investment hedges.

The cash flows associated with certain assets held by RJ Bank provide interest income at fixed interest rates. Therefore, the value of these assets, absent any risk mitigation, is subject to fluctuation based upon changes in market rates of interest over time. RJ Bank enters into floating-rate advances from the Federal Home Loan Bank (“FHLB”) to, in part, fund these assets and then enters into interest rate swaps which swap variable interest payments on this debt for fixed interest payments. These interest rate swaps are designated as cash flow hedges and effectively fix RJ Bank’s cost of funds associated with these assets to mitigate a portion of the market risk.

Derivative arising from our acquisition of Alex. Brown

As part of our acquisition of Alex. Brown (see Note 3 of our 2018 Form 10-K for additional information regarding the acquisition), we assumed certain DBRSU awards, which will ultimately be settled in Deutsche Bank AG (“DB”) common shares, provided certain performance metrics are achieved. The DBRSU obligation results in a derivative, the fair value and notional of which is measured by multiplying the number of outstanding DBRSU awards to be settled in DB common shares as of the end of the reporting period by the end of reporting period DB share price, as traded on the New York Stock Exchange.

Counterparty netting and collateral related to derivative contracts

To reduce credit exposure on certain of our derivative transactions, we may enter into a master netting arrangement that allows for net settlement of all derivative transactions with each counterparty.  In addition, the credit support annex allows parties to the master netting agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  We accept collateral in the form of cash or other marketable securities.  Where permitted, we elect to net-by-counterparty certain derivative contracts entered into under a legally enforceable master netting agreement and, therefore, the fair value of those derivative contracts are netted by counterparty on the Condensed Consolidated Statements of Financial Condition. As we elect to net-by-counterparty the fair value of such derivative contracts, we also net-by-counterparty cash collateral exchanged as part of those derivative agreements. We may also require certain counterparties to make a deposit at the inception of a derivative agreement, referred to as “initial margin.” This initial margin is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition.

We are also required to maintain deposits with the clearing organizations we utilize to clear certain of our interest rate derivative transactions. This initial margin is included as a component of “Other investments” or “Available-for-sale securities” on our Condensed Consolidated Statements of Financial Condition. On a daily basis, we also pay cash to or receive cash from these clearing organizations due to changes in the fair value of the derivatives which they clear. Such payments are referred to as “variation margin” and are considered to be settlement of the related derivatives.

Due to the short-term nature of forward foreign exchange contracts, RJ Bank is generally not required to post collateral with and does not generally receive collateral from its respective counterparties.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Derivative balances included in our financial statements

The following table presents the gross fair value and notional amount of derivative contracts by product type, the amounts of counterparty and cash collateral netting on our Condensed Consolidated Statements of Financial Condition, as well as collateral posted and received under credit support agreements that do not meet the criteria for netting under GAAP.

	December 31, 2018			September 30, 2018
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate contracts:
Matched book	$188	$188	$2,401	$160	$160	$2,416
Other (1)	64	83	6,190	74	113	6,155
Foreign exchange contracts	—	1	517	1	1	549
DBRSU obligation (equity) (2)	—	11	11	—	16	16
Subtotal	252	283	9,119	235	290	9,136
Derivatives designated as hedging instruments
Interest rate contracts	—	2	850	—	1	850
Foreign exchange contracts	—	1	813	—	3	892
Subtotal	—	3	1,663	—	4	1,742
Total gross fair value/notional amount	252	286	$10,782	235	294	$10,878
Offset on the Condensed Consolidated Statements of Financial Condition
Counterparty netting	(19)	(19)		(26)	(26)
Cash collateral netting	(20)	(35)		(29)	(21)
Total amounts offset	(39)	(54)		(55)	(47)
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	213	232		180	247
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
Financial instruments (3)	(191)	(188)		(162)	(160)
Total	$22	$44		$18	$87
(1) Substantially all relates to interest rate derivatives entered into as part of our fixed income business operations.

(2) The DBRSU obligation is not subject to an enforceable master netting arrangement or other similar arrangement. However, we held shares of DB as an economic hedge against this obligation with a fair value of $9 million and $12 million as of December 31, 2018 and September 30, 2018, respectively, which are a component of “Other investments” on our Condensed Consolidated Statements of Financial Condition.

(3) Although the matched book derivative arrangements do not meet the definition of a master netting arrangement as specified by GAAP, the agreement with the third-party intermediary includes terms that are similar to a master netting agreement. As a result, we present the matched book amounts net in the preceding table.

The following table details the gains/(losses) included in AOCI, net of income taxes, on derivatives designated as hedging instruments. These gains/(losses) include any amounts reclassified from AOCI to income during the period. See Note 13 for additional information.

	Three months ended December 31,
$ in millions	2018	2017
Interest rate contracts (cash flow hedges)	$(17)	$7
Foreign exchange contracts (net investment hedges)	37	6
Total gains/(losses) recognized in AOCI, net of taxes	$20	$13

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three months ended December 31, 2018 and 2017. We expect to reclassify an estimated $6 million of interest income out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is 9 years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized in the Condensed Consolidated Statements of Income and Comprehensive Income.

$ in millions	Location of gain/(loss) included in the Condensed Consolidated Statements of Income and Comprehensive Income	Gain/(loss) recognized during the
		three months ended December 31,
		2018	2017
Interest rate contracts	Principal transactions/other revenues	$2	$2
Foreign exchange contracts	Other revenues	$26	$(1)
DBRSU obligation (equity)	Compensation, commissions and benefits expense	$5	$(3)

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

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment-grade, the counterparties to the derivative instruments could terminate and request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was insignificant as of December 31, 2018 and September 30, 2018.

NOTE 6 – COLLATERALIZED AGREEMENTS AND FINANCINGS

Collateralized agreements are securities purchased under agreements to resell (“reverse repurchase agreements”) and securities borrowed. Collateralized financings are securities sold under agreements to repurchase (“repurchase agreements”) and securities loaned. We enter into these transactions in order to facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain firm activities. The significant accounting policies governing our collateralized agreements and financings are described in Note 2 of our 2018 Form 10-K.

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

	Assets		Liabilities
$ in millions	Reverse repurchase agreements	Securities borrowed	Repurchase agreements	Securities loaned
December 31, 2018
Gross amounts of recognized assets/liabilities	$399	$140	$156	$330
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	399	140	156	330
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(399)	(136)	(156)	(321)
Net amounts	$—	$4	$—	$9
September 30, 2018
Gross amounts of recognized assets/liabilities	$373	$255	$186	$423
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	373	255	186	423
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(373)	(248)	(186)	(408)
Net amounts	$—	$7	$—	$15

The required market value of the collateral associated with collateralized agreements and financings generally exceeds the amount financed. Accordingly, the total collateral received under reverse repurchase agreements and the total amount of collateral posted under repurchase agreements exceeds the carrying value of these agreements on our Condensed Consolidated Statements of Financial Condition. In the event the market value of the securities we pledge as collateral in these activities declines, we may have to post additional collateral or reduce the borrowing amounts. We monitor such levels daily.

Collateral received and pledged

We receive cash and securities as collateral, primarily in connection with reverse repurchase agreements, securities borrowed, derivative transactions and client margin loans. The collateral we receive reduces our credit exposure to individual counterparties.

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

$ in millions	December 31, 2018	September 30, 2018
Collateral we received that was available to be delivered or repledged	$3,051	$3,165
Collateral that we delivered or repledged	$1,303	$1,389

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

$ in millions	December 31, 2018	September 30, 2018
Financial instruments owned, at fair value, pledged to counterparties that:
Had the right to deliver or repledge	$487	$510
Did not have the right to deliver or repledge	$65	$65
Bank loans, net pledged at FHLB and the Federal Reserve Bank	$4,402	$4,075

Repurchase agreements, repurchase-to-maturity transactions and securities loaned accounted for as secured borrowings

The following table presents the remaining contractual maturity of repurchase agreements and securities lending transactions accounted for as secured borrowings.

$ in millions	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
December 31, 2018
Repurchase agreements:
Government and agency obligations	$90	$—	$—	$—	$90
Agency MBS and CMOs	66	—	—	—	66
Total repurchase agreements	156	—	—	—	156
Securities loaned:
Equity securities	330	—	—	—	330
Total	$486	$—	$—	$—	$486

September 30, 2018
Repurchase agreements:
Government and agency obligations	$102	$—	$—	$—	$102
Agency MBS and CMOs	84	—	—	—	84
Total repurchase agreements	186	—	—	—	186
Securities loaned:
Equity securities	423	—	—	—	423
Total	$609	$—	$—	$—	$609

As of both December 31, 2018 and September 30, 2018, we did not have any “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security.

NOTE 7 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by RJ Bank and include commercial and industrial (“C&I”) loans, tax-exempt loans, securities based loans (“SBL”), and commercial and residential real estate loans. These receivables are collateralized by first and, to a lesser extent, second mortgages on residential or other real property, other assets of the borrower, a pledge of revenue or are unsecured. See Note 2 of our 2018 Form 10-K for a discussion of accounting policies related to bank loans and allowances for losses.

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

	December 31, 2018		September 30, 2018
$ in millions	Balance	%	Balance	%
Loans held for investment:
C&I loans	$8,041	40%	$7,786	40%
CRE construction loans	176	1%	151	1%
CRE loans	3,436	17%	3,624	18%
Tax-exempt loans	1,289	6%	1,227	6%
Residential mortgage loans	3,912	19%	3,757	19%
SBL	3,162	16%	3,033	15%
Total loans held for investment	20,016		19,578
Net unearned income and deferred expenses	(20)		(21)
Total loans held for investment, net	19,996		19,557
Loans held for sale, net	110	1%	164	1%
Total loans held for sale and investment	20,106	100%	19,721	100%
Allowance for loan losses	(219)		(203)
Bank loans, net	$19,887		$19,518

At December 31, 2018, the FHLB had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 10 for more information regarding borrowings from the FHLB.

Loans held for sale

RJ Bank originated or purchased $792 million and $358 million of loans held for sale during the three months ended December 31, 2018, and 2017, respectively. Proceeds from the sale of these held for sale loans amounted to $257 million and $92 million during the three months ended December 31, 2018 and 2017, respectively. Net gains resulting from such sales were insignificant during the three months ended December 31, 2018 and 2017.

Purchases and sales of loans held for investment

The following table presents purchases and sales of any loans held for investment by portfolio segment.

$ in millions	C&I loans	CRE loans	Residential mortgage loans	Total
Three months ended December 31, 2018
Purchases	$262	$—	$76	$338
Sales	$135	$—	$—	$135
Three months ended December 31, 2017
Purchases	$148	$20	$45	$213
Sales	$31	$—	$—	$31

Sales in the preceding table represent the recorded investment of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2 of our 2018 Form 10-K, corporate loan (C&I, CRE and CRE construction) sales generally occur as part of a loan workout situation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Aging analysis of loans held for investment

The following table presents an analysis of the payment status of loans held for investment. Amounts in the table exclude any net unearned income and deferred expenses.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual	Current and accruing	Total loans held for investment
December 31, 2018
C&I loans	$—	$—	$—	$28	$8,013	$8,041
CRE construction loans	—	—	—	—	176	176
CRE loans	—	—	—	—	3,436	3,436
Tax-exempt loans	—	—	—	—	1,289	1,289
Residential mortgage loans:
First mortgage loans	3	—	3	20	3,862	3,885
Home equity loans/lines	—	—	—	—	27	27
SBL	—	—	—	—	3,162	3,162
Total loans held for investment, net	$3	$—	$3	$48	$19,965	$20,016

September 30, 2018
C&I loans	$—	$—	$—	$2	$7,784	$7,786
CRE construction loans	—	—	—	—	151	151
CRE loans	—	—	—	—	3,624	3,624
Tax-exempt loans	—	—	—	—	1,227	1,227
Residential mortgage loans:
First mortgage loans	1	—	1	23	3,707	3,731
Home equity loans/lines	—	—	—	—	26	26
SBL	—	—	—	—	3,033	3,033
Total loans held for investment, net	$1	$—	$1	$25	$19,552	$19,578

The preceding table above includes $35 million and $11 million at December 31, 2018 and September 30, 2018, respectively, of nonaccrual loans which were current pursuant to their contractual terms.

Other real estate owned, included in “Other assets” on our Condensed Consolidated Statements of Financial Condition, was $4 million and $3 million at December 31, 2018 and September 30, 2018, respectively. The recorded investment in mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process was $9 million and $12 million at December 31, 2018 and September 30, 2018, respectively.

Impaired loans and troubled debt restructurings

The following table provides a summary of RJ Bank’s impaired loans.

	December 31, 2018			September 30, 2018
$ in millions	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
Impaired loans with allowance for loan losses:
C&I loans	$26	$26	$7	$—	$—	$—
Residential - first mortgage loans	13	17	1	15	20	2
Total	39	43	8	15	20	2
Impaired loans without allowance for loan losses:
C&I loans	2	2	—	2	2	—
Residential - first mortgage loans	12	19	—	13	20	—
Total	14	21	—	15	22	—
Total impaired loans	$53	$64	$8	$30	$42	$2

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The preceding table includes residential first mortgage TDR’s of $20 million and $21 million at December 31, 2018 and September 30, 2018, respectively.

The average balance of the total impaired loans was as follows.

	Three months ended December 31,
$ in millions	2018	2017
Average impaired loan balance:
C&I loans	$10	$5
Residential - first mortgage loans	27	40
Total	$37	$45

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the credit quality of RJ Bank’s held for investment loan portfolio.

$ in millions	Pass	Special mention	Substandard	Doubtful	Total
December 31, 2018
C&I loans	$7,912	$70	$59	$—	$8,041
CRE construction loans	176	—	—	—	176
CRE loans	3,374	34	28	—	3,436
Tax-exempt loans	1,289	—	—	—	1,289
Residential mortgage loans:
First mortgage loans	3,849	9	27	—	3,885
Home equity loans/lines	27	—	—	—	27
SBL	3,162	—	—	—	3,162
Total	$19,789	$113	$114	$—	$20,016

September 30, 2018
C&I loans	$7,679	$48	$59	$—	$7,786
CRE construction loans	140	11	—	—	151
CRE loans	3,547	44	33	—	3,624
Tax-exempt loans	1,227	—	—	—	1,227
Residential mortgage loans:
First mortgage loans	3,693	8	30	—	3,731
Home equity loans/lines	26	—	—	—	26
SBL	3,033	—	—	—	3,033
Total	$19,345	$111	$122	$—	$19,578

Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

Allowance for loan losses and reserve for unfunded lending commitments

The following table presents changes in the allowance for loan losses of RJ Bank by portfolio segment.

	Loans held for investment
$ in millions	C&I loans	CRE construction loans	CRE loans	Tax-exempt loans	Residential mortgage loans	SBL	Total
Three months ended December 31, 2018
Balance at beginning of period	$123	$3	$47	$9	$17	$4	$203
Provision/(benefit) for loan losses	15	—	(1)	—	1	1	16
Net (charge-offs)/recoveries:
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	1	—	1
Net recoveries	—	—	—	—	1	—	1
Foreign exchange translation adjustment	(1)	—	—	—	—	—	(1)
Balance at end of period	$137	$3	$46	$9	$19	$5	$219

Three months ended December 31, 2017
Balance at beginning of period	$120	$1	$42	$6	$17	$4	$190
Provision/(benefit) for loan losses	2	1	(1)	1	(2)	—	1
Net (charge-offs)/recoveries:
Charge-offs	(1)	—	—	—	—	—	(1)
Recoveries	—	—	—	—	1	—	1
Net (charge-offs)/recoveries	(1)	—	—	—	1	—	—
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$121	$2	$41	$7	$16	$4	$191

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment (excluding any net unearned income and deferred expenses) and the related allowance for loan losses.

	Loans held for investment
	Allowance for loan losses			Recorded investment
$ in millions	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2018
C&I loans	$7	$130	$137	$28	$8,013	$8,041
CRE construction loans	—	3	3	—	176	176
CRE loans	—	46	46	—	3,436	3,436
Tax-exempt loans	—	9	9	—	1,289	1,289
Residential mortgage loans	1	18	19	31	3,881	3,912
SBL	—	5	5	—	3,162	3,162
Total	$8	$211	$219	$59	$19,957	$20,016

September 30, 2018
C&I loans	$—	$123	$123	$2	$7,784	$7,786
CRE construction loans	—	3	3	—	151	151
CRE loans	—	47	47	—	3,624	3,624
Tax-exempt loans	—	9	9	—	1,227	1,227
Residential mortgage loans	2	15	17	35	3,722	3,757
SBL	—	4	4	—	3,033	3,033
Total	$2	$201	$203	$37	$19,541	$19,578

The reserve for unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $10 million at both December 31, 2018 and September 30, 2018.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 – VARIABLE INTEREST ENTITIES

A VIE requires consolidation by the entity’s primary beneficiary.  We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary. Refer to Note 2 of our 2018 Form 10-K for a discussion of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary of VIEs.

VIEs where we are the primary beneficiary

Of the VIEs in which we hold an interest, we have determined that certain limited partnerships which are part of our private equity investments portfolio (“Private Equity Interests”), a Low-Income Housing Tax Credit fund (“LIHTC fund”) in which RJ Bank is an investor and an affiliate of Raymond James Tax Credit Funds, Inc. (“RJTCF”) is the managing member, a multi-investor LIHTC fund where RJTCF provides an investor member with a guaranteed return on their investment (“Guaranteed LIHTC Fund”), certain other LIHTC funds and the trust we utilize in connection with restricted stock unit (“RSU”) awards granted to certain employees of one of our Canadian subsidiaries (the “Restricted Stock Trust Fund”) require consolidation in our financial statements, as we are deemed the primary beneficiary of such VIEs.  The aggregate assets and liabilities of the VIEs we consolidate are provided in the following table. Aggregate assets and aggregate liabilities may differ from the consolidated carrying value of assets and liabilities due to the elimination of intercompany assets and liabilities held by the consolidated VIE.

$ in millions	Aggregate assets	Aggregate liabilities
December 31, 2018
Private Equity Interests	$71	$6
LIHTC fund in which RJ Bank is an investor member	56	—
Guaranteed LIHTC Fund	39	3
Other LIHTC funds	18	19
Restricted Stock Trust Fund	18	18
Total	$202	$46

September 30, 2018
Private Equity Interests	$67	$5
LIHTC fund in which RJ Bank is an investor member	53	—
Guaranteed LIHTC Fund	40	3
Other LIHTC funds	18	18
Restricted Stock Trust Fund	14	14
Total	$192	$40

See Note 12 of this Form 10-Q for additional information regarding the commitment related to the Guaranteed LIHTC Fund and Note 9 of our 2018 Form 10-K for information regarding the financing asset associated with this fund.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about the carrying value of the assets, liabilities and equity of the VIEs which we consolidate and which are included on our Condensed Consolidated Statements of Financial Condition. The noncontrolling interests presented in this table represent the portion of these net assets which are not ours.

$ in millions	December 31, 2018	September 30, 2018
Assets:
Cash, cash equivalents and cash segregated pursuant to regulations	$15	$7
Intercompany and other receivables	2	1
Private equity investments	64	63
Investments in real estate partnerships held by consolidated variable interest entities	103	107
Trust fund investment in RJF common stock	18	14
Total assets	$202	$192

Liabilities and equity:
Other payables	$30	$27
Intercompany payables	22	17
Total liabilities	52	44
RJF equity	74	70
Noncontrolling interests	76	78
Total equity	150	148
Total liabilities and equity	$202	$192

The trust fund investment in RJF common stock in the preceding table is the Restricted Stock Trust Fund, which is included in “Treasury stock” on our Condensed Consolidated Statements of Financial Condition.

VIEs where we hold a variable interest but are not the primary beneficiary

As discussed in Note 2 of our 2018 Form 10-K, we have concluded that for certain VIEs we are not the primary beneficiary and therefore do not consolidate these VIEs. Such VIEs include certain Private Equity Interests, certain LIHTC funds, and other limited partnerships. Our risk of loss for these VIEs is limited to our investments in, advances to, and/or receivables due from these VIEs.

Aggregate assets, liabilities and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary, are provided in the following table.

	December 31, 2018			September 30, 2018
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
Private Equity Interests	$6,965	$153	$72	$6,908	$154	$68
LIHTC funds	5,860	2,040	36	5,692	1,912	93
Other	212	113	4	211	114	4
Total	$13,037	$2,306	$112	$12,811	$2,180	$165

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 – BANK DEPOSITS

Bank deposits include savings and money market accounts, certificates of deposit with RJ Bank, Negotiable Order of Withdrawal (“NOW”) accounts and demand deposits. The following table presents a summary of bank deposits including the weighted-average rate, the calculation of which was based on the actual deposit balances at each respective period.

	December 31, 2018		September 30, 2018
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Savings and money market accounts	$21,166	0.67%	$19,475	0.54%
Certificates of deposit	490	2.21%	445	2.03%
NOW accounts	7	0.01%	6	0.01%
Demand deposits (non-interest-bearing)	10	—	16	—
Total bank deposits	$21,673	0.70%	$19,942	0.57%

Total bank deposits in the preceding table exclude affiliate deposits of $236 million at December 31, 2018 and $279 million at September 30, 2018. These affiliate deposits included $233 million at December 31, 2018 and $277 million at September 30, 2018, held in a deposit account at RJ Bank on behalf of RJF.

Savings and money market accounts in the preceding table consist primarily of deposits that are cash balances swept from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”) to RJ Bank. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”). The aggregate amount of time deposit account balances that exceeded the FDIC insurance limit at December 31, 2018 was $25 million.

The following table sets forth the scheduled maturities of certificates of deposit.

	December 31, 2018		September 30, 2018
$ in millions	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
Three months or less	$33	$19	$30	$17
Over three through six months	23	17	20	13
Over six through twelve months	40	31	38	26
Over one through two years	71	44	65	40
Over two through three years	14	11	21	14
Over three through four years	54	29	44	26
Over four through five years	70	34	63	28
Total	$305	$185	$281	$164

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Three months ended December 31,
$ in millions	2018	2017
Savings, money market, and NOW accounts	$33	$7
Certificates of deposit	2	1
Total interest expense on deposits	$35	$8

NOTE 10 – OTHER BORROWINGS

The following table details the components of other borrowings.

$ in millions	December 31, 2018	September 30, 2018
FHLB advances	$875	$875
RJF Credit Facility	300	—
Mortgage notes payable and other	23	24
Total other borrowings	$1,198	$899

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Borrowings from the FHLB as of December 31, 2018 and September 30, 2018, were comprised of both floating and fixed-rate advances. As of December 31, 2018 and September 30, 2018, the floating-rate advances, which have interest rates that reset quarterly, totaled $850 million. The floating-rate advances mature in June 2020. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting the balances subject to variable interest rates to a fixed interest rate. Refer to Note 5 for information regarding these interest rate swaps, which are accounted for as hedging instruments. As of both December 31, 2018 and September 30, 2018, the fixed-rate advance totaled $25 million and bears interest at a fixed rate of 3.4%. This advance matures in October 2020. All of the advances were secured by a blanket lien granted to the FHLB on our residential mortgage loan portfolio. The weighted average interest rate on these FHLB advances as of December 31, 2018 and September 30, 2018 was 2.84% and 2.41%, respectively.

RJF is a party to a revolving credit facility agreement (the “RJF Credit Facility”) with a maturity date of May 2022 in which the lenders are a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $300 million at variable rates of interest. The borrowings outstanding on the RJF Credit Facility bear interest at a rate of 3.96% per annum. The outstanding borrowings at December 31, 2018 were subsequently repaid in January 2019. There is a variable rate commitment fee associated with the RJF Credit Facility, which varies depending upon RJF’s credit rating. Based upon RJF’s credit rating as of December 31, 2018, the variable rate commitment fee, which would apply to any difference between the daily borrowed amount and the committed amount, was 0.20% per annum.

The interest rates for all of our U.S. and Canadian secured and unsecured financing facilities are variable and are based on the Fed Funds rate, London Inter-bank Offered Rate (“LIBOR”), a lenders prime rate, or the Canadian prime rate, as applicable. Any borrowings on secured lines of credit were day-to-day and were generally utilized to finance certain fixed income securities. In addition, we have other collateralized financings included in “Securities sold under agreements to repurchase” and “Securities loaned” on our Condensed Consolidated Statements of Financial Condition. See Note 6 for information regarding our collateralized financing arrangements.

Mortgage notes payable pertain to mortgage loans on certain of our corporate headquarters offices located in St. Petersburg, Florida. These mortgage loans are secured by land, buildings, and improvements.  These mortgage loans bear a fixed interest rate of 5.7% with repayment terms of monthly interest and principal debt service and have a January 2023 maturity.

NOTE 11 – INCOME TAXES

For discussion of income tax accounting policies and other income tax related information, see Note 2 and Note 16 of our 2018 Form 10-K.

The income tax provision for interim periods is comprised of tax on ordinary income provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items.  We estimate the annual effective tax rate quarterly based on the forecasted pretax results of our U.S. and non-U.S. operations. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax.  These discrete items generally relate to changes in tax laws, adjustments to the actual liability determined upon filing tax returns, excess tax benefits related to share-based compensation and adjustments to previously recorded reserves for uncertain tax positions.

Effective tax rate

For the three months ended December 31, 2018, our effective income tax rate was 25.2%, which was lower than the 34.8% effective tax rate for fiscal year 2018. The decrease in the current period effective income tax rate compared to fiscal year 2018’s effective income tax rate was due to the prior year remeasurement of our deferred tax assets at a lower enacted federal corporate tax rate, which negatively impacted the prior year’s effective income tax rate by 8.1%, as well as a decrease in the current year’s federal statutory tax rate from 24.5% to 21.0%. Offsetting these items were net valuation losses associated with our company-owned life insurance which unfavorably impacted our effective income tax rate in the current period.

Uncertain tax positions

We anticipate that the uncertain tax position liability balance will decrease by approximately $5 million over the next twelve months primarily due to the resolution of pending audits with the Internal Revenue Service.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Loan and underwriting commitments

In the normal course of business, we enter into commitments for fixed income and equity underwritings. As of December 31, 2018, we had two such open underwriting commitments, which were subsequently settled in open market transactions and none of which resulted in a significant loss.

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting, transitional cost assistance, and retention purposes (see Note 2 of our 2018 Form 10-K for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us.  As of December 31, 2018, we had made commitments through the extension of formal offers totaling approximately $143 million that had not yet been funded; however, it is possible that not all of our offers will be accepted and therefore, we would not fund the total amount of the offers extended. As of December 31, 2018, $82 million of the total amount extended consisted of unfunded commitments to prospective financial advisors that had accepted our offers, or recently hired producers.

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

The following table presents RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding.

$ in millions	December 31, 2018	September 30, 2018
Open-end consumer lines of credit (primarily SBL)	$7,684	$7,332
Commercial lines of credit	$1,555	$1,643
Unfunded loan commitments	$567	$541
Standby letters of credit	$45	$41

Because many of our lending commitments expire without being funded in whole or part, the contractual amounts are not estimates of our actual future credit exposure or future liquidity requirements. We maintain a reserve to provide for potential losses related to the unfunded lending commitments. See Note 7 for further discussion of this reserve for unfunded lending commitments.

RJ&A enters into margin lending arrangements which allow customers to borrow against the value of qualifying securities. Margin loans are collateralized by the securities held in the customer’s account at RJ&A. Collateral levels and established credit terms are monitored daily and we require customers to deposit additional collateral or reduce balances as necessary.

Investment commitments

A subsidiary of RJ Bank has committed approximately $80 million as an investor member in a LIHTC fund in which a subsidiary of RJTCF is the managing member (see Note 2 of our 2018 Form 10-K for information regarding the accounting policies governing these investments). As of December 31, 2018, the RJ Bank subsidiary had invested $71 million of the committed amount.

We had unfunded commitments to various private equity investments of $18 million as of December 31, 2018.

Other commitments

RJF has committed an amount of up to $225 million, subject to certain limitations and to annual review and renewal by the RJF Board of Directors, to either lend to, or guarantee obligations of RJTCF in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities. At December 31, 2018, RJTCF had $69 million outstanding against this commitment. RJTCF may borrow from RJF in order to make investments in, or fund loans or advances to, either project partnerships that purchase and develop properties qualifying for tax credits or LIHTC funds. Investments in project partnerships are sold to various LIHTC funds,

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

which have third-party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to project partnerships and LIHTC funds.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency MBS (see the discussion of these activities within Note 2 of our 2018 Form 10-K).  At December 31, 2018, we had $287 million principal amount of outstanding forward MBS purchase commitments which were expected to be purchased within 90 days following commitment.  In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and the date of sale of the MBS, we enter into to be announced (“TBA”) security contracts with investors for generic MBS at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the MBS differs significantly from the term and notional amount of the TBA security contract to which we entered.  These TBA securities and related purchase commitments are accounted for at fair value. As of December 31, 2018, the fair value of the TBA securities and the estimated fair value of the purchase commitments were insignificant.

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

RJTCF has provided a guaranteed return on investment to a third-party investor in the Guaranteed LIHTC Fund and RJF has guaranteed RJTCF’s performance under the arrangement.  Under the terms of the performance guarantee, should the underlying LIHTC project partnerships held by the Guaranteed LIHTC Fund fail to deliver a certain amount of tax credits and other tax benefits to this investor over the next four years, RJTCF is obligated to pay the investor an amount that results in the investor achieving a minimum specified return on their investment.  A $10 million financing asset was included in “Other assets,” and a related $10 million liability was included in “Other payables” on our Condensed Consolidated Statements of Financial Condition as of December 31, 2018 related to this obligation. The maximum exposure to loss under this guarantee was $10 million at December 31, 2018, which represented the undiscounted future payments due the investor.

We guarantee the debt of one of our private equity investments. The amount of such debt, including the undrawn portion of a revolving credit facility, was $13 million as of December 31, 2018. The debt is secured by substantially all of the assets of the borrower.

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

With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of December 31, 2018, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $125 million in excess of the aggregate reserves for such matters.  Refer to Note 2 of our 2018 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

Legal matters

On February 17, 2015, Jyll Brink (“Brink”) filed a putative class action complaint in the U.S. District Court for the Southern District of Florida (the “District Court”) under the caption Jyll Brink v. Raymond James & Associates, Inc. (the “Brink Complaint”). The Brink Complaint alleges that Brink, a former customer of RJ&A, was charged a fee in her Passport Investment Account, and that the fee included an unauthorized and undisclosed profit to RJ&A in violation of its customer agreement and applicable industry standards. The Passport Investment Account is a fee-based account in which clients pay asset-based advisory fees and certain processing fees for ongoing investment advice and monitoring of securities holdings. The Brink Complaint seeks, among other relief, damages in the amount of the difference between the actual cost of processing a trade, as alleged by Brink, and the fee charged by RJ&A. On May 9, 2016, RJ&A filed a motion to dismiss the Brink Complaint for lack of subject matter jurisdiction pursuant to the Securities Litigation Uniform Standards Act (“SLUSA”). On June 6, 2016, the District Court entered an order granting the motion and dismissing the Brink Complaint on SLUSA preclusion grounds. On June 24, 2016, Brink filed a notice of appeal of the order of dismissal with the United States Court of Appeals for the Eleventh Circuit (the “Appellate Court”). On June 8, 2018, the Appellate Court issued its opinion reversing the order of dismissal and remanding the case to the District Court for further proceedings consistent with the opinion. On October 19, 2018, the District Court certified a class of former and current customers of RJ&A who executed a Passport Agreement and were charged such fees during the period between February 17, 2010 and February 17, 2015. On January 18, 2019, the Appellate Court entered an order granting permission to RJ&A to appeal the District Court’s class certification order. On January 25, 2019, the District Court issued an order staying trial, calendar call and all remaining pretrial deadlines pending resolution of the appeal. RJ&A’s initial appellate brief is due February 27, 2019. RJ&A believes the claims in the Brink Complaint are without merit and is vigorously defending the action.
On February 11, 2016, Caleb Wistar (“Wistar”) and Ernest Mayeaux (“Mayeaux”) filed a putative class action complaint in the District Court under the caption Caleb Wistar and Ernest Mayeaux v. Raymond James Financial Services, Inc. and Raymond James Financial Services Advisors, Inc. (as subsequently amended, the “Wistar Complaint”). Similar to the Brink Complaint, the Wistar Complaint alleges that Wistar and Mayeaux, former customers of RJFS and Raymond James Financial Services Advisors, Inc. (“RJFSA”), were charged a fee in RJFS and RJFSA’s Passport Investment Account and that the fee included an unauthorized and undisclosed profit to RJFS and RJFSA in violation of its customer agreement and applicable industry standards. The Wistar Complaint seeks, among other relief, damages in the amount of the difference between the actual cost of processing a trade, as alleged by Wistar and Mayeaux, and the fee charge by RJFS and RJFSA. On September 6, 2018, RJFS and RJFSA filed a motion to dismiss the Wistar Complaint. On January 2, 2019, the District Court denied the motion to dismiss. The matter is currently scheduled for trial commencing September 16, 2019. On January 25, 2019, RJFS and RJFSA filed a motion to stay trial, calendar call and all remaining pretrial deadlines in light of the Appellate Court’s order in Brink (described above) granting permission to RJ&A to appeal the class certification order, which motion is pending. RJFS and RJFSA believe the claims in the Wistar Complaint are without merit and are vigorously defending the action.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

All of the components of OCI, net of tax, were attributable to RJF. The following table presents the net change in OCI as well as the changes, and the related tax effects, of each component of AOCI.

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended December 31, 2018
Accumulated other comprehensive income/(loss) as of beginning of period	$88	$(111)	$(23)	$(46)	$42	$(27)
Cumulative effect of adoption of ASU 2016-01, net of tax	—	—	—	(4)	—	(4)
Other comprehensive income/(loss):
Other comprehensive income/(loss) before reclassifications and taxes	49	(50)	(1)	32	(24)	7
Amounts reclassified from accumulated other comprehensive income/(loss), before tax	—	—	—	—	(1)	(1)
Pre-tax net other comprehensive income/(loss)	49	(50)	(1)	32	(25)	6
Income tax effect	(12)	—	(12)	(10)	8	(14)
Other comprehensive income/(loss) for the period, net of tax	37	(50)	(13)	22	(17)	(8)
Accumulated other comprehensive income/(loss) as of end of period	$125	$(161)	$(36)	$(28)	$25	$(39)
Three months ended December 31, 2017
Accumulated other comprehensive income/(loss) as of beginning of period	$60	$(80)	$(20)	$(2)	$7	$(15)
Other comprehensive income/(loss):
Other comprehensive income/(loss) before reclassifications and taxes	8	(6)	2	(16)	7	(7)
Amounts reclassified from accumulated other comprehensive income/(loss), before tax	—	—	—	—	1	1
Pre-tax net other comprehensive income/(loss)	8	(6)	2	(16)	8	(6)
Income tax effect	(2)	—	(2)	4	(1)	1
Other comprehensive income/(loss) for the period, net of tax	6	(6)	—	(12)	7	(5)
Accumulated other comprehensive income/(loss) as of end of period	$66	$(86)	$(20)	$(14)	$14	$(20)

As of October 1, 2018, we adopted new accounting guidance related to the classification and measurement of financial instruments (ASU 2016-01), which generally requires changes in the fair value of equity securities to be recorded in net income. As a result, on a prospective basis beginning October 1, 2018, unrealized gains/(losses) on our equity securities previously classified and accounted for as available-for-sale are recorded in net income instead of OCI. Accordingly, we reclassified a cumulative unrealized gain on such securities, net of tax, from AOCI to retained earnings. See Notes 2 and 4 for additional information.

Reclassifications from AOCI to net income, excluding taxes, for both the three months ended December 31, 2018 and 2017 were recorded in “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income.

Our net investment hedges and cash flow hedges relate to our derivatives associated with RJ Bank’s business operations (see Note 5 for additional information on these derivatives).

Our policy is to release tax effects remaining in AOCI on an individual security basis.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14 – REVENUES

On October 1, 2018, we adopted the new accounting guidance for revenue from contracts with customers. Under the new guidance, revenue is recognized when promised goods or services are delivered to our customers in an amount we expect to receive in exchange for those goods or services (i.e., the transaction price). Contracts with customers can include multiple services, which are accounted for as separate “performance obligations” if they are determined to be distinct. Our performance obligations to our customers are generally satisfied when we transfer the promised good or service to our customer, either at a point in time or over time. Revenue from a performance obligation transferred at a point in time is recognized at the time that the customer obtains control over the promised good or service. Revenue from our performance obligations satisfied over time are recognized in a manner that depicts our performance in transferring control of the good or service, which is generally measured based on time elapsed, as our customers simultaneously receive and consume the benefit of our services as they are provided.

Payment for the majority of our services is considered to be variable consideration, as the amount of revenues we expect to receive is subject to factors outside of our control, including market conditions. Variable consideration is only included in revenue when amounts are not subject to significant reversal, which is generally when uncertainty around the amount of revenue to be received is resolved.

We involve a third party in providing services to the customer for some of our contracts with customers. Under the new guidance, we are generally deemed to control the promised service before it is transferred to the customer. Accordingly, beginning with adoption of the new guidance, we present the related revenue gross of the related costs.

The following tables present our sources of revenues by segment. See Note 19 for additional information on our segment results.

	Three months ended December 31, 2018
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other	Intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$707	$2	$161	$—	$—	$(5)	$865
Brokerage revenues:
Securities commissions:
Mutual and other fund products	157	2	3	—	—	(2)	160
Insurance and annuity products	104	—	—	—	—	—	104
Equities and fixed income products	84	40	—	—	—	—	124
Subtotal securities commissions	345	42	3	—	—	(2)	388
Principal transactions (1)	19	57	—	1	—	(1)	76
Total brokerage revenues	364	99	3	1	—	(3)	464
Account and services fees:
Mutual fund and annuity service fees	83	—	1	—	—	(3)	81
RJBDP fees	109	—	1	—	—	(41)	69
Client account and other fees	33	—	7	—	—	(5)	35
Total account and service fees	225	—	9	—	—	(49)	185
Investment banking:
Equity underwriting	7	27	—	—	1	—	35
Merger & acquisition and advisory	—	83	—	—	—	—	83
Fixed income investment banking	—	19	—	—	—	—	19
Total investment banking	7	129	—	—	1	—	137
Other:
Tax credit fund revenues	—	19	—	—	—	—	19
All other (1)	7	2	—	5	4	—	18
Total other	7	21	—	5	4	—	37
Total non-interest revenues	1,310	251	173	6	5	(57)	1,688
Interest income (1)	56	10	1	239	16	(6)	316
Total revenues	1,366	261	174	245	21	(63)	2,004
Interest expense	(10)	(8)	—	(42)	(19)	6	(73)
Net revenues	$1,356	$253	$174	$203	$2	$(57)	$1,931

(continued on next page)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued from previous page)

	Three Months Ended December 31, 2017
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other	Intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$591	$2	$141	$—	$—	$(5)	$729
Brokerage revenues:
Securities commissions:
Mutual and other fund products	175	2	3	—	—	(1)	179
Insurance and annuity products	111	—	—	—	—	—	111
Equities and fixed income products	90	38	—	—	—	(2)	126
Subtotal securities commissions	376	40	3	—	—	(3)	416
Principal transactions (1)	20	77	—	—	—	—	97
Total brokerage revenues	396	117	3	—	—	(3)	513
Account and services fees:
Mutual fund and annuity service fees	81	—	1	—	—	(2)	80
RJBDP fees	82	—	1	—	—	(21)	62
Client account and other fees	29	1	5	—	—	(6)	29
Total account and service fees	192	1	7	—	—	(29)	171
Investment banking:
Equity underwriting	7	17	—	—	—	—	24
Merger & acquisition and advisory	—	43	—	—	—	—	43
Fixed income investment banking	—	21	—	—	—	—	21
Total investment banking	7	81	—	—	—	—	88
Other:
Tax credit fund revenues	—	14	—	—	—	—	14
All other (1)	9	1	—	2	8	(1)	19
Total other	9	15	—	2	8	(1)	33
Total non-interest revenues	1,195	216	151	2	8	(38)	1,534
Interest income (1)	43	7	—	176	8	(2)	232
Total revenues	1,238	223	151	178	16	(40)	1,766
Interest expense	(5)	(6)	—	(13)	(19)	3	(40)
Net revenues	$1,233	$217	$151	$165	$(3)	$(37)	$1,726
(1) These revenues are generally not in scope of the new accounting guidance for revenue from contracts with customers.

Asset management and related administrative fees

We earn asset management and administration fees for performing asset management, investment advisory and related administrative services for retail and institutional clients. Such fees are generally calculated as a percentage of the value of assets in fee-based accounts within our Private Client Group (“PCG”) segment or the net asset value of institutional accounts or funds that we manage, all of which are impacted by market fluctuations and net inflows or outflows of assets. Fees are generally collected quarterly and are based on balances either at the beginning of the quarter, the end of the quarter, or average daily balances. Asset management and related administrative fees are recognized on a monthly basis (i.e., over time) as the services are performed. Revenues related to fee-based accounts are recorded in both the PCG and Asset Management segments, the amount of which depends on whether clients are invested in assets that are managed by our Asset Management segment and the administrative services being provided.

Brokerage revenues

Securities commissions

Mutual and other fund products and insurance and annuity products

We earn revenues for distribution and related support services performed related to mutual and other funds, fixed and variable annuities and insurance products. Depending on the product sold, we may receive an upfront fee for our services, a trailing commission, or some combination thereof. Upfront commissions received are generally based on a fixed rate applied, as a percentage, to amounts invested

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

or the value of the contract at the time of sale and are recognized at the time of sale (or, in the case of insurance and annuity products, when the policy is accepted by the carrier). Trailing commissions are generally based on a fixed rate applied, as a percentage, to the net asset value of the fund, or the value of the insurance policy or annuity contract. Trailing commissions are generally received monthly or quarterly while our client holds the investment or holds the contract. As these trailing commissions are based on factors outside of our control, including market movements and client behavior (i.e., how long clients hold their investment, insurance policy or annuity contract), such revenue is recognized when it is probable that a significant reversal will not occur.

Equity and fixed income products

We earn commissions for executing and clearing transactions for customers, primarily in listed and OTC equity securities, including exchange-traded funds, and options. Such revenues primarily arise from transactions for retail clients in our PCG segment, as well as services related to sales and trading activities transacted on an agency basis in our Capital Markets segment. Commissions are recognized on trade date, generally received from the customer on settlement date, and we record a receivable between the trade date and the date collected from the customer.

Principal transaction revenues

Principal transactions include revenues from customers’ purchases and sales of financial instruments, including fixed income and equity securities and derivatives, in which we transact on a principal basis. To facilitate such transactions, we carry inventories of financial instruments. The gains and losses on such inventories, both realized and unrealized, are reported as principal transactions revenues.

Account and service fees

Mutual fund and annuity service fees

We earn servicing fees for providing sales and marketing support to product partners and for supporting the availability and distribution of their products on our platforms. We also earn servicing fees from such partners for accounting and administrative services. These fees, which are received monthly or quarterly, are generally based on the market value of assets or number of positions in such programs or, in certain cases, are a fixed annual fee, and are recognized over time as the services are performed.

RJBDP fees

We earn servicing fees from various banks for administrative services we provide related to our clients’ deposits that are swept to such banks as part of RJBDP, our multi-bank sweep program. The amounts received from third-party banks are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates relative to interest paid to clients on balances in the RJBDP. The fees are earned over time as the related administrative services are performed and are received monthly. Our PCG segment also earns servicing fees from RJ Bank, which are based on the number of accounts that participate in the sweep program. These fees are eliminated in consolidation.

Investment banking revenues

We earn revenue from investment banking transactions, including public and private equity and debt financing, merger & acquisition advisory services, and other advisory services. Underwriting revenues, which are typically deducted from the proceeds remitted to the issuer, are recognized on trade date if there is no uncertainty or contingency related to the amount to be paid. Fees from merger & acquisition and advisory assignments are generally recognized at the time the services related to the transaction are completed under the terms of the engagement. Fees for advisory services are typically received upfront, as non-refundable retainer fees, or as a success fee upon completion of a transaction. Expenses related to investment banking transactions are generally deferred until the related revenue is recognized or the assignment is otherwise concluded. Beginning October 1, 2018, such expenses have been included in “Professional fees” on our Condensed Consolidated Statements of Income and Comprehensive Income.

Impact of adoption

As a result of the adoption of the new accounting guidance, we have changed the presentation of certain costs from a net presentation within revenues to a gross presentation, particularly those related to merger & acquisition, advisory and underwriting transactions and certain administrative costs related to the RJBDP. As a result of this change, “Investment banking” and “Professional fees” were each $6 million higher and “Account and service fees” and “Other” expense were each $2 million higher for the three months ended December 31, 2018. These changes had no impact on pre-tax or net income.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other items

At December 31, 2018 and September 30, 2018, net receivables related to contracts with customers were $326 million and $384 million, respectively.

We record deferred revenue from contracts with customers when payment is received prior to the performance of our obligation to the customer. Deferred revenue balances were not material as of December 31, 2018 and September 30, 2018.

We have elected the practical expedient allowable by the guidance to not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less.

NOTE 15 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Three months ended December 31,
$ in millions	2018	2017
Interest income:
Cash segregated pursuant to regulations	$14	$12
Trading instruments	7	5
Available-for-sale securities	16	11
Margin loans	32	24
Bank loans, net of unearned income	214	160
Loans to financial advisors	4	4
Corporate cash and all other	29	16
Total interest income	$316	$232
Interest expense:
Bank deposits	$35	$8
Trading instruments sold but not yet purchased	2	2
Brokerage client payables	6	3
Other borrowings	6	6
Senior notes payable	18	18
Other	6	3
Total interest expense	73	40
Net interest income	243	192
Bank loan loss provision	(16)	(1)
Net interest income after bank loan loss provision	$227	$191

Interest expense related to bank deposits in the preceding table for the three months ended December 31, 2018 and 2017 excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.

NOTE 16 – SHARE-BASED COMPENSATION

We have one share-based compensation plan for our employees, Board of Directors and non-employees (comprised of independent contractor financial advisors). We generally issue new shares under The Amended and Restated 2012 Stock Incentive Plan; however, we are also permitted to reissue our treasury shares. Annual share-based compensation awards are generally issued during the first fiscal quarter of each year.  Our share-based compensation accounting policies are described in Note 2 of our 2018 Form 10-K.  Other information related to our share-based awards is presented in Note 20 of our 2018 Form 10-K.

During the three months ended December 31, 2018, we granted 1.4 million RSUs to employees and outside members of our Board of Directors with a weighted-average grant-date fair value of $76.22. For the three months ended December 31, 2018, total compensation expense for restricted equity awards granted to our employees and members of our Board of Directors was $38 million, compared with $30 million for the three months ended December 31, 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2018, there were $199 million of total pre-tax compensation costs not yet recognized, net of estimated forfeitures, related to restricted equity awards granted to employees and members of our Board of Directors. These costs are expected to be recognized over a weighted-average period of 3.3 years.

NOTE 17 – REGULATORY CAPITAL REQUIREMENTS

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

RJF and RJ Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined under the Basel III standardized approach, Common equity Tier 1 capital (“CET1”) to risk-weighted assets. RJF and RJ Bank each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies.  The minimum CET1, Tier 1 capital, and Total capital ratios of RJF and RJ Bank are supplemented by an incremental capital conservation buffer, consisting entirely of capital that qualifies as CET1, that began phasing in on January 1, 2016 in increments of 0.625% per year until it reaches 2.5% of risk-weighted assets on January 1, 2019. Failure to maintain the capital conservation buffer could limit our ability to take certain capital actions, including dividends and common equity repurchases, and to make discretionary bonus payments.  As of December 31, 2018, both RJF’s and RJ Bank’s capital levels exceeded the fully-phased in capital conservation buffer requirement, and are each categorized as “well capitalized.”

For further discussion of regulatory capital requirements applicable to certain of our businesses and subsidiaries, see Note 21 of our 2018 Form 10-K.

To meet requirements for capital adequacy purposes or to be categorized as “well capitalized,” RJF must maintain minimum CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of December 31, 2018:
CET1	$5,499	23.6%	$1,047	4.5%	$1,513	6.5%
Tier 1 capital	$5,499	23.6%	$1,397	6.0%	$1,862	8.0%
Total capital	$5,738	24.7%	$1,862	8.0%	$2,328	10.0%
Tier 1 leverage	$5,499	14.6%	$1,508	4.0%	$1,885	5.0%

RJF as of September 30, 2018:
CET1	$5,718	24.3%	$1,057	4.5%	$1,527	6.5%
Tier 1 capital	$5,718	24.3%	$1,410	6.0%	$1,880	8.0%
Total capital	$5,941	25.3%	$1,880	8.0%	$2,350	10.0%
Tier 1 leverage	$5,718	15.8%	$1,451	4.0%	$1,814	5.0%

The decrease in RJF’s Tier 1 capital and Total capital ratios at December 31, 2018 compared to September 30, 2018 was primarily due to lower equity as a result of share repurchases during the three months ended December 31, 2018, partially offset by the impact of positive earnings during the current period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

To meet the requirements for capital adequacy or to be categorized as “well capitalized,” RJ Bank must maintain CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJ Bank as of December 31, 2018:
CET1	$2,076	12.7%	$736	4.5%	$1,064	6.5%
Tier 1 capital	$2,076	12.7%	$982	6.0%	$1,309	8.0%
Total capital	$2,280	13.9%	$1,309	8.0%	$1,637	10.0%
Tier 1 leverage	$2,076	8.5%	$974	4.0%	$1,217	5.0%

RJ Bank as of September 30, 2018:
CET1	$2,029	12.7%	$721	4.5%	$1,042	6.5%
Tier 1 capital	$2,029	12.7%	$961	6.0%	$1,282	8.0%
Total capital	$2,229	13.9%	$1,282	8.0%	$1,602	10.0%
Tier 1 leverage	$2,029	8.8%	$926	4.0%	$1,158	5.0%

RJ Bank’s Tier 1 and Total capital ratios at December 31, 2018 were essentially unchanged compared to September 30, 2018, as the impact of positive earnings was offset by the impact of growth in bank loans.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. The following table presents the net capital position of RJ&A.

$ in millions	December 31, 2018	September 30, 2018
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	36.69%	28.22%
Net capital	$1,052	$934
Less: required net capital	(57)	(66)
Excess net capital	$995	$868

As of December 31, 2018, all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 18 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended December 31,
in millions, except per share amounts	2018	2017
Income for basic earnings per common share:
Net income attributable to RJF	$249	$119
Less allocation of earnings and dividends to participating securities	—	—
Net income attributable to RJF common shareholders	$249	$119
Income for diluted earnings per common share:
Net income attributable to RJF	$249	$119
Less allocation of earnings and dividends to participating securities	—	—
Net income attributable to RJF common shareholders	$249	$119
Common shares:
Average common shares in basic computation	144.2	144.5
Dilutive effect of outstanding stock options and certain RSUs	3.1	3.8
Average common shares used in diluted computation	147.3	148.3
Earnings per common share:
Basic	$1.73	$0.82
Diluted	$1.69	$0.80
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	1.8	1.4

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities.  Participating securities represent unvested restricted stock and certain RSUs and were insignificant for the three months ended December 31, 2018 and 2017. Dividends paid on these participating securities were insignificant for the three months ended December 31, 2018 and 2017.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Three months ended December 31,
	2018	2017
Dividends per common share - declared	$0.34	$0.25
Dividends per common share - paid	$0.30	$0.22

NOTE 19 – SEGMENT INFORMATION

We currently operate through the following five business segments: PCG; Capital Markets; Asset Management; RJ Bank; and Other.

The business segments are determined based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. For a further discussion of our business segments, see Note 23 of our 2018 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information concerning operations in these segments of business.

	Three months ended December 31,
$ in millions	2018	2017
Revenues:
Private Client Group	$1,366	$1,238
Capital Markets	261	223
Asset Management	174	151
RJ Bank	245	178
Other	21	16
Intersegment eliminations	(63)	(40)
Total revenues	$2,004	$1,766
Income/(loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$164	$155
Capital Markets	12	5
Asset Management	64	57
RJ Bank	110	114
Other	(18)	(20)
Pre-tax income excluding noncontrolling interests	332	311
Net loss attributable to noncontrolling interests	(2)	—
Income including noncontrolling interests and before provision for income taxes	$330	$311

No individual client accounted for more than ten percent of total revenues in any of the periods presented.

	Three months ended December 31,
$ in millions	2018	2017
Net interest income/(expense):
Private Client Group	$46	$38
Capital Markets	2	1
Asset Management	1	—
RJ Bank	197	163
Other and intersegment eliminations	(3)	(10)
Net interest income	$243	$192

The following table presents our total assets on a segment basis.

$ in millions	December 31, 2018	September 30, 2018
Total assets:
Private Client Group	$9,751	$10,173
Capital Markets	2,202	2,279
Asset Management	389	387
RJ Bank	24,901	22,922
Other	1,301	1,652
Total	$38,544	$37,413

The following table presents goodwill, which was included in our total assets on a segment basis.

$ in millions	December 31, 2018	September 30, 2018
Goodwill:
Private Client Group	$275	$276
Capital Markets	132	133
Asset Management	69	69
Total	$476	$478

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

	Three months ended December 31,
$ in millions	2018	2017
Revenues:
U.S.	$1,857	$1,634
Canada	111	99
Europe	36	33
Total	$2,004	$1,766

Pre-tax income/(loss) excluding noncontrolling interests:
U.S.	$330	$305
Canada	16	9
Europe (1)	(14)	(3)
Total	$332	$311

(1) The pre-tax loss in Europe for the three months ended December 31, 2018 reflects a $15 million loss on the sale of our operations related to research, sales and trading of European equities.

The following table presents our total assets by major geographic area in which they were held.

$ in millions	December 31, 2018	September 30, 2018
Total assets:
U.S.	$35,806	$34,651
Canada	2,653	2,673
Europe	85	89
Total	$38,544	$37,413

The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

$ in millions	December 31, 2018	September 30, 2018
Goodwill:
U.S.	$426	$426
Canada	41	43
Europe	9	9
Total	$476	$478

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We operate as a financial holding company and a bank holding company. Results in the businesses in which we operate are highly correlated to general economic conditions and, more specifically, to the direction of the U.S. equity and fixed income markets, market volatility, corporate and mortgage lending markets and commercial and residential credit trends.  Overall market conditions, interest rates, economic, political and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control.  These factors affect the financial decisions made by market participants who include investors, borrowers, and competitors, impacting their level of participation in the financial markets. These factors also impact the level of investment banking activity and asset valuations, which ultimately affect our business results.

Executive overview

Three months ended December 31, 2018 compared with the three months ended December 31, 2017

We achieved strong net revenues of $1.93 billion, an increase of $205 million, or 12%. Pre-tax income of $332 million increased $21 million, or 7%. Our net income of $249 million increased $130 million, or 109%, compared with the prior year period, which included a loss of $117 million related to the Tax Cuts and Jobs Act (“Tax Act”), and our earnings per diluted share were $1.69, reflecting a 111% increase. We achieved an annualized return on equity for the first fiscal quarter of 2019 of 15.9%, compared with 8.4% for the prior year period. During the quarter, we repurchased 6.1 million shares of common stock for $458 million at an average price of approximately $75.70 per share.

Excluding a $15 million loss on the sale of our operations related to research, sales and trading of European equities during the three months ended December 31, 2018, adjusted net income was $264 million (1), an increase of 10% compared with adjusted net income of $239 million (1) for the prior year period. Adjusted earnings per diluted share were $1.79 (1), an 11% increase compared with adjusted earnings per diluted share of $1.61 (1) for the prior year period. Our adjusted annualized return on equity for the quarter was 16.9% (1), compared with adjusted annualized return on equity of 16.8% (1) for the prior year period.

(1) “Adjusted net income,” “adjusted earnings per diluted share,” and “adjusted annualized return on equity” are each non-GAAP financial measures. Please see the “Reconciliation of GAAP measures to non-GAAP measures” in this MD&A, for a reconciliation of our non-GAAP measures to the most directly comparable GAAP measures, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The $205 million increase in net revenues compared with the prior year period reflected higher asset management and related administrative fees, net interest income and investment banking revenues. Total client assets under administration of $725.4 billion at December 31, 2018 were essentially unchanged compared with the prior year period, as the impacts of equity market appreciation through September 30, 2018 and net inflows since the prior year period were offset by the impact of equity market declines during the first fiscal quarter of 2019. Partially offsetting the aforementioned revenue increases, brokerage revenues declined compared with the prior year period, reflecting the shift to fee-based accounts in our PCG segment and the continuing challenges in the fixed income markets.

Non-interest expenses increased $186 million, or 13%. The increase primarily resulted from increased compensation-related expenses associated with the increase in net revenues, as well as increased staffing levels required to support our continued growth and regulatory compliance requirements. The bank loan loss provision increased primarily as a result of loan growth and provisions related to certain credits downgraded during the quarter. Communications and information processing expenses also increased compared with the prior year period as a result of our continued investment in our technology infrastructure primarily to support our advisors and their clients. Our acquisition and disposition-related expenses in the current year period included the aforementioned $15 million loss on the sale of our European equities research, sales and trading operations.

Our effective tax rate was 25.2% for the three months ended December 31, 2018, reflecting a lower blended federal corporate statutory tax rate of 21% as result of the Tax Act enacted in December 2017. We estimate our effective tax rate to be approximately 25% for the remainder of our fiscal year 2019. Our future effective tax rate may be impacted positively or negatively by non-taxable items (such as the gains or losses earned on our company-owned life insurance and tax-exempt interest), non-deductible expenses (such as meals and entertainment and certain executive compensation) and vesting and exercises of equity compensation.

A summary of our financial results by segment as compared to the prior year period is as follows:

•
Our PCG segment generated net revenues of $1.36 billion, a 10% increase, and pre-tax income of $164 million, an increase of 6%. The increase in net revenues was primarily attributable to an increase in asset management and related administrative fees, primarily due to higher assets in fee-based accounts at the beginning of the quarter. The segment also benefited from an increase in account and service fees related to our RJBDP, the majority of which related to an increase in the servicing fee rate from RJ Bank. These increases were partially offset by a decline in brokerage revenues. Non-interest expenses increased $114 million, or 11%, primarily resulting from an increase in compensation-related expenses.

•
Capital Markets net revenues of $253 million, increased 17%, and pre-tax income increased to $12 million. The increase in net revenues was primarily due to an increase investment banking revenues, including merger & acquisition and advisory and, to a lesser extent, equity underwriting revenues. Market-driven challenges continued to impact fixed income brokerage revenues, which declined compared with the prior year period. Non-interest expenses increased $30 million, or 14%, primarily due to the aforementioned $15 million loss on the sale of our European equities research, sales and trading operations, as well as an increase in professional fees due to the gross-up of certain investment banking transaction-related expenses, which were previously netted against revenues.

•
Our Asset Management segment generated a 15% increase in net revenues to $174 million, and a pre-tax income increase of 12% to $64 million. The increase in net revenues primarily reflected an increase in asset management fees from managed programs, including the impact of a full quarter of revenues from the Scout Group which was acquired in November 2017, and, to a lesser extent, higher asset-based administration fees. Non-interest expenses increased $17 million, or 19%, primarily resulting from increased compensation and benefits expenses and higher expenses related to the Scout Group.

•
RJ Bank net revenues increased 23% to $203 million, while pre-tax income declined 4% to $110 million. The increase in net revenues primarily resulted from an increase in net interest income due to growth in interest-earning assets and an increase in net interest margin. Non-interest expenses increased $42 million, or 82%, primarily reflecting an increase in RJBDP servicing fees paid to PCG, primarily due to an increase in the per-account fee effective October 1, 2018, as well as an increase in the loan loss provision.

•
Our Other segment reflected a pre-tax loss that was $2 million, or 10%, less than the loss in the prior year period, primarily due to an increase in interest income, which was positively impacted by an increase in interest rates earned on higher corporate cash balances.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Segments

We currently operate through five segments. Our business segments are Private Client Group, Capital Markets, Asset Management and RJ Bank. Our Other segment captures private equity activities as well as certain corporate overhead costs of RJF that are not allocated to business segments, including the interest costs on our public debt and the acquisition and integration costs associated with certain acquisitions.

The following table presents our consolidated and segment net revenues and pre-tax income/(loss), the latter excluding noncontrolling interests, for the periods indicated.

	Three months ended December 31,
$ in millions	2018	2017	% change
Total company
Net revenues	$1,931	$1,726	12%
Pre-tax income	$332	$311	7%

Private Client Group
Net revenues	$1,356	$1,233	10%
Pre-tax income	$164	$155	6%

Capital Markets
Net revenues	$253	$217	17%
Pre-tax income	$12	$5	140%

Asset Management
Net revenues	$174	$151	15%
Pre-tax income	$64	$57	12%

RJ Bank
Net revenues	$203	$165	23%
Pre-tax income	$110	$114	(4)%

Other
Net revenues	$2	$(3)	NM
Pre-tax loss	$(18)	$(20)	10%

Intersegment eliminations
Net revenues	$(57)	$(37)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Reconciliation of GAAP measures to non-GAAP measures

We utilize certain non-GAAP measures to enhance the understanding of our financial results and related measures. We believe that the non-GAAP measures provide useful information by excluding certain material items that may not be indicative of our core operating results. We believe that these non-GAAP measures allow for better evaluation of the operating performance of the business and facilitate a meaningful comparison of our results in the current period to those in prior and future periods. In the table below, the tax effect of non-GAAP adjustments reflects the statutory rate associated with each non-GAAP item. These non-GAAP measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, our non-GAAP measures may not be comparable to similarly-titled non-GAAP measures of other companies. The following table provides a reconciliation of GAAP measures to non-GAAP measures for the periods which include non-GAAP adjustments.

	Three Months Ended December 31,
$ in millions, except per share amounts	2018	2017
Net income	$249	$119
Non-GAAP adjustments:
Acquisition and disposition-related expenses	15	4
Tax effect of non-GAAP adjustments above	—	(1)
Impact of the Tax Act	—	117
Total non-GAAP adjustments, net of tax	15	120
Adjusted net income	$264	$239

Earnings per common share:
Basic	$1.73	$0.82
Diluted	$1.69	$0.80
Adjusted basic	$1.83	$1.65
Adjusted diluted	$1.79	$1.61

Average equity	$6,256	$5,639
Return on equity	15.9%	8.4%
Adjusted average equity	$6,263	$5,699
Adjusted return on equity	16.9%	16.8%

Net income in the preceding table excludes noncontrolling interests.

Return on equity is computed by dividing annualized net income attributable to RJF by average equity for each respective period or, in the case of adjusted return on equity, computed by dividing annualized adjusted net income attributable to RJF by adjusted average equity for each respective period.

Average equity is computed by adding the total equity attributable to RJF as of the date indicated to the prior quarter-end total, and dividing by two. Adjusted average equity is computed by adjusting for the impact on average equity of the non-GAAP adjustments, as applicable for each respective period.

For more information on acquisition and disposition-related expenses, see “Results of Operations - Capital Markets” and “Results of Operations - Other” in this MD&A. For more information on the impact of the Tax Act, see Note 16 of our 2018 Form 10-K.

Net interest analysis

The Federal Reserve Bank announced an increase of 25 basis points in its benchmark short-term interest rate in December 2018, as it did in each of the quarters in fiscal year 2018 and three of the quarters in fiscal year 2017. These increases in short-term interest rates have had a significant impact on our overall financial performance, as we have certain assets and liabilities, primarily held in our PCG and RJ Bank segments, which are sensitive to changes in interest rates. Given the relationship of our interest-sensitive assets to liabilities held in each of these segments, increases in short-term interest rates generally result in an overall increase in our net earnings, although the magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities. Conversely, any decreases in short-term interest rates and/or increases in the deposit rates paid to clients would likely have a negative impact on our earnings.

Refer to the discussion of the specific components of our net interest income within the “Management’s Discussion and Analysis of Financial Condition - Results of Operations” of our PCG, RJ Bank, and Other segments.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents our consolidated average balances, interest income and expense and the related yields and rates. Average balances are calculated on a daily basis, with the exception of Loans to financial advisors, net and Corporate cash and all other, which are calculated based on the average of the end-of-month balances for each month within the period.

	Three months ended December 31,
	2018			2017
$ in millions	Average balance	Interest inc./exp.	Average yield/cost	Average balance	Interest inc./exp.	Average yield/cost
Interest-earning assets:
Cash segregated pursuant to regulations	$1,859	$14	3.01%	$2,887	$12	1.68%
Trading instruments	722	7	3.88%	678	5	2.95%
Available-for-sale securities	2,717	16	2.32%	2,275	11	1.88%
Margin loans	2,726	32	4.70%	2,484	24	3.88%
Bank loans:
Loans held for investment:
C&I loans	7,763	91	4.58%	7,414	73	3.89%
CRE construction loans	171	2	5.62%	140	2	4.80%
CRE loans	3,558	41	4.55%	3,037	29	3.71%
Tax-exempt loans	1,284	9	2.80%	1,040	7	2.58%
Residential mortgage loans	3,891	32	3.32%	3,245	25	3.06%
SBL	3,102	36	4.58%	2,471	23	3.68%
Loans held for sale	186	3	5.39%	116	1	3.46%
Total bank loans, net	19,955	214	4.27%	17,463	160	3.65%
Loans to financial advisors, net	923	4	1.73%	869	4	1.61%
Corporate cash and all other	5,411	29	2.14%	4,693	16	1.36%
Total interest-earning assets	$34,313	$316	3.68%	$31,349	$232	2.96%

Interest-bearing liabilities:
Bank deposits:
Certificates of deposit	$462	$2	1.98%	$324	$1	1.56%
Savings, money market and NOW accounts	20,476	33	0.64%	17,821	7	0.15%
Trading instruments sold but not yet purchased	297	2	2.69%	282	2	2.84%
Brokerage client payables	3,548	6	0.68%	4,443	3	0.23%
Other borrowings	931	6	2.58%	1,033	6	2.26%
Senior notes payable	1,550	18	4.65%	1,549	18	4.69%
Other	390	6	6.15%	384	3	3.13%
Total interest-bearing liabilities	$27,654	$73	1.06%	$25,836	$40	0.60%
Net interest income		$243			$192

Nonaccrual loans are included in the average loan balances in the preceding table. Payment or income received on corporate nonaccrual loans are applied to principal. Income on residential mortgage nonaccrual loans is recognized on a cash basis.

Fee income on bank loans included in interest income for the three months ended December 31, 2018 and 2017 was $5 million and $9 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Results of Operations – Private Client Group

For an overview of our PCG segment operations as well as a description of the key factors impacting our PCG results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2018	2017	% change
Revenues:
Asset management and related administrative fees	$707	$591	20%
Brokerage revenues:
Mutual and other fund products	157	175	(10)%
Insurance and annuity products	104	111	(6)%
Equities and fixed income products	103	110	(6)%
Total brokerage revenues	364	396	(8)%
Investment banking	7	7	—
Interest income	56	43	30%
Account and service fees:
Mutual fund and annuity service fees	83	81	2%
RJBDP fees:
Third-party banks	68	61	11%
RJ Bank	41	21	95%
Client account and other fees	33	29	14%
Total account and service fees	225	192	17%
All other	7	9	(22)%
Total revenues	1,366	1,238	10%
Interest expense	(10)	(5)	100%
Net revenues	1,356	1,233	10%
Non-interest expenses:
Financial advisor compensation and benefit costs	803	736	9%
Administrative compensation and benefit costs	229	199	15%
Communications and information processing	58	49	18%
Occupancy and equipment costs	38	38	—
Business development	27	22	23%
Professional fees	9	7	29%
All other	28	27	4%
Total non-interest expenses	1,192	1,078	11%
Pre-tax income	$164	$155	6%
Pre-tax margin on net revenues	12.1%	12.6%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Selected key metrics

PCG client asset balances:

	As of				% change from
$ in billions	December 31, 2018	September 30, 2018	December 31, 2017	September 30, 2017	September 30, 2018	December 31, 2017	September 30, 2017
Assets under administration	$690.7	$755.7	$692.1	$659.5	(9)%	—	5%
Assets in fee-based accounts	$338.8	$366.3	$316.7	$294.5	(8)%	7%	15%

PCG assets under administration were flat compared to December 31, 2017, as the impacts of equity market appreciation through September 30, 2018 and net inflows since the prior year period were offset by the impact of equity market declines during the first fiscal quarter of 2019. Net inflows were primarily attributable to strong financial advisor recruiting and retention. PCG assets in fee-based accounts continued to increase as a percentage of overall PCG assets under administration, representing 49% at December 31, 2018, compared to 48% at September 30, 2018, 46% at December 31, 2017 and 45% at September 30, 2017 due in part to clients moving to fee-based alternatives from traditional transaction-based accounts. As a result of the shift to fee-based accounts, a large portion of our PCG revenues are more directly impacted by market movements. As the majority of our fee-based accounts are billed based on balances at the beginning of the quarter, revenues from fee-based accounts may not be immediately impacted by changes in market conditions throughout the period.

Financial advisors:

	December 31, 2018	September 30, 2018	December 31, 2017
Employees	3,166	3,167	3,038
Independent Contractors	4,649	4,646	4,499
Total advisors	7,815	7,813	7,537

The number of financial advisors was essentially unchanged compared with September 30, 2018 as the impact of recruiting was muted by a significant amount of financial advisor retirements during the December quarter, which is typically the most active period for such activity, as well as advisors leaving the business. We mitigate the revenue impact of such activity through our succession planning. The net increase in financial advisors as of December 31, 2018 compared to December 31, 2017 primarily resulted from strong financial advisor recruiting and high levels of retention.

Clients’ domestic cash sweep balances

	As of
$ in millions	December 31, 2018	September 30, 2018	December 31, 2017
RJBDP
RJ Bank	$21,138	$19,446	$18,374
Third-party banks	18,320	15,564	20,836
Subtotal RJBDP	39,458	35,010	39,210
Money market funds	4,436	3,240	1,710
Client Interest Program (“CIP”)	2,935	2,807	3,334
Total clients’ domestic cash sweep balances	$46,829	$41,057	$44,254

The increase in client cash as of December 31, 2018 compared with September 30, 2018 reflected elevated market volatility during the first fiscal quarter of 2019.

A significant portion of our clients’ cash is included in our RJBDP, a multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into interest-bearing deposit accounts at RJ Bank and various third-party banks. We earn servicing fees for administrative services we provide related to our clients’ deposits that are swept to such banks as part of the RJBDP. The amounts received from third-party banks are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates relative to interest paid to clients on balances in the RJBDP. The PCG segment also earns servicing fees from RJ Bank, which is based on the number of accounts that participate in the sweep program. Such fees are included in “Account and service fees - RJBDP fees - RJ Bank” in the preceding “Operating results” table and are eliminated in consolidation. On October1, 2018, this servicing fee was increased to reflect current economics.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

While short-term interest rates have continued to rise with recent rate increases by the Fed, market deposit rates paid on client cash balances have not been impacted to as great of a magnitude, resulting in an increase in RJBDP fees earned from third-party banks. However, we expect market deposit rates to continue to rise with future increases in short-term interest rates. As such, any future increases in short-term interest rates may have less of a positive impact on fees earned from the RJBDP depending on the level of deposit rates paid on client cash balances. Conversely, any decreases in short-term interest rates, increases in deposit rates paid to clients, and/or a significant decline in our clients’ cash balances would likely have a negative impact on our earnings. Further, PCG segment results are impacted by changes in the allocation of the client cash balances in RJBDP between RJ Bank and third-party banks.

Three months ended December 31, 2018 compared with the three months ended December 31, 2017

Net revenues of $1.36 billion increased $123 million, or 10% and pre-tax income of $164 million increased $9 million, or 6%.

Asset management and related administrative fees increased $116 million, or 20%, primarily due to higher assets in fee-based accounts at the beginning of the quarter. As assets in fee-based account are billed primarily on balances at the beginning of the quarter, the 8% decline in fee-based accounts compared with September 2018 will negatively impact asset management fees in our second fiscal quarter of 2019.

Brokerage revenues declined $32 million, or 8%, primarily driven by mutual and other fund products, which were impacted by the decline in the equity markets, as well as a continued shift to fee-based accounts.

Total account and service fees increased $33 million, or 17%, primarily due to the higher RJBDP servicing fees from RJ Bank due to an increase in the per-account fee and, to a lesser extent, an increase in balances. RJBDP fees from third-party banks also increased, driven by higher short-term interest rates.

Net interest income increased $8 million, or 21%, driven by an increase in interest income from client margin loans due to the increase in short-term interest rates as well as higher average balances. Offsetting the increase in interest income, interest expense also increased due to the impact of higher interest rates paid on client cash balances in CIP.

Non-interest expenses increased $114 million, or 11%, primarily due to an increase in compensation-related expenses. The increase in compensation-related expenses reflected higher financial advisor compensation due to the increase in net revenues, and increased staffing levels to support our continued growth and regulatory compliance requirements. Communications and information processing expense also increased as a result of our continued investment in technology infrastructure to support our financial advisors and their clients.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Results of Operations – Capital Markets

For an overview of our Capital Markets segment operations, as well as a description of the key factors impacting our Capital Markets results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2018	2017	% change
Revenues:
Brokerage revenues:
Equity	$42	$43	(2)%
Fixed income	57	74	(23)%
Total brokerage revenues	99	117	(15)%
Investment banking:
Equity underwriting	27	17	59%
Merger & acquisition and advisory	83	43	93%
Fixed income investment banking	19	21	(10)%
Total investment banking	129	81	59%
Interest income	10	7	43%
Tax credit fund revenues	19	14	36%
All other	4	4	—
Total revenues	261	223	17%
Interest expense	(8)	(6)	33%
Net revenues	253	217	17%
Non-interest expenses:
Compensations, commissions and benefits	158	156	1%
Communications and information processing	19	18	6%
Occupancy and equipment costs	9	8	13%
Business development	12	10	20%
Professional fees	10	2	400%
Acquisition and disposition-related expenses	15	—	NM
All other	22	21	5%
Total non-interest expenses	245	215	14%
Income before taxes and including noncontrolling interests	8	2	300%
Noncontrolling interests	(4)	(3)	(33)%
Pre-tax income excluding noncontrolling interests	$12	$5	140%
Pre-tax margin on net revenues	4.7%	2.3%

Three months ended December 31, 2018 compared with the three months ended December 31, 2017

Net revenues of $253 million increased $36 million, or 17%, and pre-tax income of $12 million increased $7 million, or 140%.

Total brokerage revenues decreased $18 million, or 15%, driven by a decline in fixed income brokerage revenues, which continued to reflect challenging market conditions as a result of the flattening yield curve and low levels of client activity.

Investment banking revenues increased $48 million, or 59%, reflecting continued strong merger & acquisition activity and, to a lesser extent, an increase in equity underwriting revenues.

Non-interest expenses increased $30 million, or 14%, compared with the prior year period. The current year period was negatively impacted by a $15 million loss associated with the sale of our operations related to research, sales and trading of European equities. Professional fees increased $8 million, largely due to new accounting guidance we adopted effective October 1, 2018, which changed the presentation of certain costs related to investment banking transactions from a net presentation to a gross presentation. The current

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

year period includes this change, with approximately $6 million of transaction-related expenses included in “Professional fees.” See Notes 2 and 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information on the adoption of this new accounting guidance.

Results of Operations – Asset Management

For an overview of our Asset Management segment operations as well as a description of the key factors impacting our Asset Management results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2018	2017	% change
Revenues:
Asset management and related administrative fees:
Managed programs	$117	$104	13%
Administration and other	44	37	19%
Total asset management and related administrative fees	161	141	14%
Account and service fees	9	7	29%
All other	4	3	33%
Net revenues	174	151	15%
Non-interest expenses:
Compensation and benefits	43	37	16%
Communications and information processing	11	8	38%
Investment sub-advisory fees	24	22	9%
All other	30	24	25%
Total non-interest expenses	108	91	19%
Income before taxes and including noncontrolling interests	66	60	10%
Noncontrolling interests	2	3	(33)%
Pre-tax income excluding noncontrolling interests	$64	$57	12%
Pre-tax margin on net revenues	36.8%	37.7%

Selected key metrics

Managed programs - Our asset management fees related to managed programs recorded in this segment were earned based on balances of financial assets under management either at the beginning of the quarter, end of the quarter or average assets throughout the quarter. For the three months ended December 31, 2018, approximately 60% of these fees were determined based on asset balances at the beginning of the quarter, approximately 15% were based on asset balances at the end of the quarter and the remaining 25% were based on average balances throughout the quarter. For the three months ended December 31, 2017, approximately 60% of these fees were determined based on asset balances at the beginning of the quarter, approximately 20% were based on asset balances at the end of the quarter and the remaining 20% were based on average balances throughout the quarter.

Financial assets under management:

$ in millions	December 31, 2018	September 30, 2018	December 31, 2017	September 30, 2017
Asset management services division of RJ&A (“AMS”)	$76,235	$83,289	$74,607	$69,962
Carillon Tower Advisers and affiliates (“Carillon Tower”)	55,925	63,330	61,245	31,831
Subtotal financial assets under management	132,160	146,619	135,852	101,793
Less: Assets managed for affiliated entities	(5,653)	(5,702)	(5,542)	(5,397)
Total financial assets under management	$126,507	$140,917	$130,310	$96,396

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

$ in millions	December 31, 2018	September 30, 2018	December 31, 2017	September 30, 2017
Equity	$53,558	$64,742	$57,971	$48,936
Fixed	32,661	32,435	33,806	11,814
Balanced	45,941	49,442	44,075	41,043
Total financial assets under management	$132,160	$146,619	$135,852	$101,793

Activity (including activity in assets managed for affiliated entities):

	Three months ended December 31,
$ in millions	2018	2017
Financial assets under management at beginning of period	$146,619	$101,793
Carillon Tower:
Scout Group acquisition	—	27,087
Other - net inflows/(outflows)	(1,580)	720
AMS - net inflows	518	2,178
Net market appreciation/(depreciation) in asset values	(13,397)	4,074
Financial assets under management at end of period	$132,160	$135,852

Non-discretionary asset-based programs - Assets held in certain non-discretionary asset-based programs for which the Asset Management segment does not exercise discretion but provides administrative support (including those managed for affiliated entities) totaled $184.3 billion, $200.1 billion, $170.9 billion, and $157.0 billion as of December 31, 2018, September 30, 2018, December 31, 2017 and September 30, 2017, respectively. The increase in assets over the prior year level was primarily due to clients moving to fee-based accounts from traditional transaction-based accounts. The decline in assets compared with September 30, 2018 was driven by the equity market decline during the period. The majority of the administrative fees associated with these programs are determined based on balances at the beginning of the quarter.

RJ Trust - Assets held in asset-based programs in RJ Trust (including those managed for affiliated entities) totaled $5.7 billion, $6.1 billion, and $5.7 billion as of December 31, 2018, September 30, 2018 and December 31, 2017, respectively. The decline compared with September 30, 2018 was driven by the equity market decline during the period.

Three months ended December 31, 2018 compared with the three months ended December 31, 2017

Net revenues of $174 million increased $23 million, or 15%, and pre-tax income of $64 million increased $7 million, or 12%.

Total asset management and related administrative fee revenues increased $20 million, or 14%, primarily driven by an increase in net revenues from managed programs. Although financial assets under management decreased compared to the prior year period, revenues increased as assets in managed programs are mostly billed based on balances at the beginning of the quarter. In addition, the current year period included a full quarter of results for the Scout Group, which was acquired in November 2017. Administrative fees also increased over the prior year period due to the aforementioned increase in assets held in non-discretionary asset-based programs.

Non-interest expenses increased $17 million, or 19%, primarily the result of an increase in compensation and benefits expense and other expenses. Compensation and benefits expense increased primarily due to the Scout Group acquisition in November 2017, in addition to annual salary increases and an increase in personnel over the prior year period to support the growth of the business. The increase in other expense was primarily due to certain incremental costs associated with the Scout Group acquisition, including platform fees related to the new funds offered and the amortization of certain intangible assets arising from the acquisition.

Results of Operations – RJ Bank

For an overview of our RJ Bank segment operations, as well as a description of the key factors impacting our RJ Bank results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis Financial Condition and Results of Operations” of our 2018 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Operating results

	Three months ended December 31,
$ in millions	2018	2017	% change
Revenues:
Interest income	$239	$176	36%
Interest expense	(42)	(13)	223%
Net interest income	197	163	21%
All other	6	2	200%
Net revenues	203	165	23%
Non-interest expenses:
Compensation and benefits	11	9	22%
Loan loss provision	16	1	NM
RJBDP fees to PCG	41	21	95%
All other	25	20	25%
Total non-interest expenses	93	51	82%
Pre-tax income	$110	$114	(4)%
Pre-tax margin on net revenues	54.2%	69.1%

Three months ended December 31, 2018 compared with the three months ended December 31, 2017

Net revenues of $203 million increased $38 million, or 23%, primarily reflecting an increase in net interest income. Pre-tax income of $110 million decreased $4 million, or 4%.

Net interest income increased $34 million, or 21%, due to a $3.03 billion increase in average interest-earning banking assets, as well as an increase in net interest margin. The increase in average interest-earning banking assets was driven by growth in average loans of $2.49 billion and a $548 million increase in our average available-for-sale securities portfolio. The net interest margin increased to 3.25% from 3.08% due to an increase in asset yields, partially offset by an increase in the total cost of funds. The increase in asset yields was primarily a result of higher short-term interest rates. The increase in total cost of funds resulted from higher deposit costs due to increased interest rates. Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $2.82 billion.

The loan loss provision increased by $15 million and was largely attributable to loan growth and provisions related to certain credits downgraded during the quarter.
Non-interest expenses (excluding provision for loan losses) increased $27 million, or 54%, including a $20 million, or 95%, increase in servicing fees for RJBDP paid to PCG, primarily driven by an increase in the per-account fee effective October 1, 2018.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents average balances, interest income and expense, the related yields and rates, and interest spreads and margins for RJ Bank.

	Three months ended December 31,
	2018			2017
$ in millions	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
Interest-earning banking assets:
Cash	$1,304	$7	2.24%	$1,354	$4	1.30%
Available-for-sale securities	2,717	16	2.32%	2,169	10	1.87%
Bank loans, net of unearned income:
Loans held for investment:
C&I loans	7,763	91	4.58%	7,414	73	3.89%
CRE construction loans	171	2	5.62%	140	2	4.80%
CRE loans	3,558	41	4.55%	3,037	29	3.71%
Tax-exempt loans	1,284	9	3.33%	1,040	7	3.42%
Residential mortgage loans	3,891	32	3.32%	3,245	25	3.06%
SBL	3,102	36	4.58%	2,471	23	3.68%
Loans held for sale	186	3	5.39%	116	1	3.46%
Total loans, net	19,955	214	4.27%	17,463	160	3.65%
FHLB stock, Federal Reserve Bank stock, and other	169	2	3.97%	130	2	4.25%
Total interest-earning banking assets	24,145	$239	3.94%	21,116	$176	3.32%
Non-interest-earning banking assets:
Unrealized loss on available-for-sale securities	(70)			(16)
Allowance for loan losses	(204)			(191)
Other assets	420			404
Total non-interest-earning banking assets	146			197
Total banking assets	$24,291			$21,313
Interest-bearing banking liabilities:
Bank deposits:
Certificates of deposit	$462	$2	1.98%	$324	$1	1.56%
Savings, money market, and NOW accounts	20,675	34	0.66%	18,065	7	0.15%
FHLB advances and other	948	6	2.12%	880	5	2.11%
Total interest-bearing banking liabilities	22,085	$42	0.75%	19,269	$13	0.26%
Non-interest-bearing banking liabilities	159			202
Total banking liabilities	22,244			19,471
Total banking shareholder’s equity	2,047			1,842
Total banking liabilities and shareholder’s equity	$24,291			$21,313
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$2,060	$197		$1,847	$163
Bank net interest:
Spread			3.19%			3.06%
Margin (net yield on interest-earning banking assets)			3.25%			3.08%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			109.33%			109.59%

Nonaccrual loans are included in the average loan balances in the preceding table. Payment or income received on corporate nonaccrual loans are applied to principal. Income on residential mortgage nonaccrual loans is recognized on a cash basis.

Fee income on loans included in interest income for the three months ended December 31, 2018 and 2017 was $5 million and $9 million, respectively.

The yield on tax-exempt loans in the preceding table above is presented on a tax-equivalent basis utilizing the applicable federal statutory rates for each of the three months ended December 31, 2018 and 2017.

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

	Three months ended December 31,
	2018 compared to 2017
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest revenue:
Interest-earning banking assets:
Cash	$—	$3	$3
Available-for-sale securities	3	3	6
Bank loans, net of unearned income:
Loans held for investment:
C&I loans	4	14	18
CRE construction loans	—	—	—
CRE loans	4	8	12
Tax-exempt loans	2	—	2
Residential mortgage loans	5	2	7
SBL	6	7	13
Loans held for sale	1	1	2
Total bank loans, net	22	32	54
FHLB stock, Federal Reserve Bank stock, and other	—	—	—
Total interest-earning banking assets	25	38	63
Interest expense:
Interest-bearing banking liabilities:
Bank deposits:
Certificates of deposit	1	—	1
Savings, money market, and NOW accounts	1	26	27
FHLB advances and other	1	—	1
Total interest-bearing banking liabilities	3	26	29
Change in net interest income	$22	$12	$34

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Results of Operations – Other

This segment includes our private equity activities as well as certain corporate overhead costs of RJF, the interest cost on our public debt, and the acquisition and integration costs associated with certain acquisitions. For an overview of our Other segment operations, refer to the information presented in “Item 1 - Business” of our 2018 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2018	2017	% change
Revenues:
Interest income	$16	$8	100%
Gains on private equity investments	4	7	(43)%
All other	1	1	—
Total revenues	21	16	31%
Interest expense	(19)	(19)	—
Net revenues	2	(3)	NM
Non-interest expenses:
Compensation and other	20	13	54%
Acquisition-related expenses	—	4	(100)%
Total non-interest expenses	20	17	18%
Loss before taxes and including noncontrolling interests	(18)	(20)	10%
Noncontrolling interests	—	—	—
Pre-tax loss excluding noncontrolling interests	$(18)	$(20)	10%

Three months ended December 31, 2018 compared with the three months ended December 31, 2017

The pre-tax loss generated by this segment of $18 million was $2 million, or 10%, less than the loss generated in the prior year period.

Net revenues in this segment increased $5 million, due to an increase in interest income. Interest income increased primarily as a result of the increase in interest rates earned on higher corporate cash balances.

Non-interest expenses increased $3 million, or 18%, driven by higher compensation-related expenses, partially offset by lower acquisition-related expenses. The prior year period included certain expenses incurred in connection with our acquisition of the Scout Group, which closed in November 2017.

Certain statistical disclosures by bank holding companies

We are required to provide certain statistical disclosures required for bank holding companies under the SEC’s Industry Guide 3.  The following table provides certain of those disclosures.

	Three months ended December 31,
	2018	2017
Return on assets	2.6%	1.3%
Return on equity	15.9%	8.4%
Average equity to average assets	16.5%	15.9%
Dividend payout ratio	20.1%	31.3%

Return on assets is computed by dividing annualized net income attributable to RJF for the period indicated by average assets for each respective period. Average assets is computed by adding total assets as of the date indicated to the beginning of the year total, and dividing by two.

Return on equity is computed by dividing annualized net income attributable to RJF for the period indicated by average equity attributable to RJF for each respective period. Average equity is computed by adding the total equity attributable to RJF as of the date indicated to the beginning of the year total, and dividing by two.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Average equity to average assets is computed by dividing average equity by average assets as calculated in accordance with the previous explanations.

Dividend payout ratio is computed by dividing dividends declared per common share during the period by earnings per diluted common share.

Refer to the “Results of Operations - RJ Bank” and “Risk management - Credit risk” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations and to the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for the other required disclosures.

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

Cash and cash equivalents increased $822 million to $4.32 billion at December 31, 2018, primarily due to $1.53 billion of cash provided by financing activities, which was primarily driven by an increase in bank deposits and borrowings on the RJF Credit Facility, offset by our open-market share repurchases during the period. Offsetting these items, an increase in cash segregated pursuant to regulations and our operating activities used $116 million of cash during the current period. Investing activities used $533 million primarily due to an increase in bank loans and the growth of our available-for-sale securities portfolio during the current period.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and available from committed and uncommitted financing facilities provide adequate funds for continuing operations at current levels of activity.

Sources of liquidity

Approximately $1.40 billion of our total December 31, 2018 cash and cash equivalents included cash on hand at the parent, as well as parent cash loaned to RJ&A.  This amount includes borrowings on the $300 million RJF Credit Facility, which were subsequently repaid in January 2019. The following table presents our holdings of cash and cash equivalents.

$ in millions	December 31, 2018
RJF	$394
RJ&A	1,244
RJ Bank	1,757
RJ Ltd.	465
RJFS	140
Carillon Tower	110
Other subsidiaries	212
Total cash and cash equivalents	$4,322

RJF maintained depository accounts at RJ Bank with a balance of $233 million as of December 31, 2018. The portion of this total that was available on demand without restrictions, which amounted to $205 million as of December 31, 2018, is reflected in the RJF total (and is excluded from the RJ Bank cash balance in the preceding table).

RJF had loaned $1.01 billion to RJ&A as of December 31, 2018 (such amount is included in the RJ&A cash balance in the preceding table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

In addition to the cash balances described, we have various other potential sources of cash available to the parent from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF, the parent company, from RJ&A and RJ Bank.

RJ&A is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from client transactions. In addition, covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At December 31, 2018, RJ&A significantly exceeded both the minimum regulatory requirements and the covenants in its financing arrangements pertaining to net capital. At that date, RJ&A had excess net capital of $995 million, of which $622 million was available for dividend while still maintaining the internally-targeted net capital ratio of 15% of aggregate debit items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without Financial Industry Regulatory Authority (“FINRA”) approval.

RJ Bank may pay dividends to RJF without the prior approval of its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted regulatory capital ratios. At December 31, 2018, RJ Bank had $235 million of capital in excess of the amount it would need at December 31, 2018 to maintain its targeted regulatory capital ratios, and could pay a dividend of such amount without requiring prior approval of its regulator.

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

	December 31, 2018
$ in millions	RJ&A	RJF	Total	Total number of arrangements
Financing arrangement:
Committed secured	$300	$—	$300	3
Committed unsecured	—	300	300	1
Total committed financing arrangements	$300	$300	$600	4

Outstanding borrowing amount:
Committed secured	$—	$—	$—
Committed unsecured	—	300	300
Total outstanding borrowing amount	$—	$300	$300

Uncommitted financing arrangements

Our uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit. Our arrangements with third-party lenders are generally utilized to finance a portion of our fixed income securities or for cash management purposes. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed. As of December 31, 2018, we had outstanding borrowings under two uncommitted secured borrowing arrangements with lenders out of a total of 12 uncommitted financing arrangements (six uncommitted secured and six uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents our borrowings on uncommitted financing arrangements, all of which were in RJ&A.

$ in millions	December 31, 2018
Outstanding borrowing amount:
Uncommitted secured	$156
Uncommitted unsecured	—
Total outstanding borrowing amount	$156

Other financings

RJ Bank had $875 million in FHLB borrowings outstanding at December 31, 2018, comprised of floating-rate advances totaling $850 million and a $25 million fixed-rate advance, all of which were secured by a blanket lien on RJ Bank’s residential mortgage loan portfolio (see Note 10 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these borrowings). RJ Bank had an additional $1.91 billion in immediate credit available from the FHLB as of December 31, 2018 and, with the pledge of additional eligible collateral to the FHLB, total available credit of 30% of total assets.

RJ Bank is eligible to participate in the FRB’s discount-window program; however, we do not view borrowings from the FRB as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the FRB, and is secured by pledged C&I loans.

We act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another.  Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by clients, others or the firm.  We account for each of these types of transaction as collateralized agreements and financings, with the outstanding balances related to the securities loaned included in “Securities loaned” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q, in the amount of $330 million as of December 31, 2018. Such financings are generally collateralized by cash or other collateral.  See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information on our securities borrowed and securities loaned.

From time to time we enter into repurchase agreements and reverse repurchase agreements.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balances of the repurchase agreements included in “Securities sold under agreements to repurchase” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q, in the amount of $156 million as of December 31, 2018 (which are reflected in the preceding table of uncommitted financing arrangements). Such financings are generally collateralized by non-customer, RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements.

The average daily balance outstanding during the five most recent quarters, the maximum month-end balance outstanding during the quarter and the period-end balances for repurchase agreements and reverse repurchase agreements is detailed in the following table.

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
December 31, 2018	$171	$189	$156	$413	$479	$399
September 30, 2018	$117	$186	$186	$355	$376	$373
June 30, 2018	$151	$165	$115	$364	$369	$343
March 31, 2018	$164	$157	$143	$378	$448	$448
December 31, 2017	$219	$229	$229	$443	$507	$308

At December 31, 2018, in addition to the financing arrangements previously described, we had $23 million outstanding on a mortgage loan for our St. Petersburg, Florida home-office complex that is included in “Other borrowings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q.

At December 31, 2018, we had aggregate outstanding senior notes payable of $1.55 billion. Our senior notes payable, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $250 million par 5.625% senior notes due 2024, $500 million par 3.625% senior notes due 2026, and $800 million par 4.95% senior notes due 2046. See Note 15 of our 2018 Form 10-K for additional information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Our issuer and senior long-term debt ratings as of the most current report are detailed in the following table.

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

Should our credit rating be downgraded prior to a public debt offering, it is probable that we would have to offer a higher rate of interest to bond holders.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable. A downgrade below investment grade could result in the termination of certain derivative contracts and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions (see Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information). A credit downgrade could damage our reputation and result in certain counterparties limiting their business with us, result in negative comments by analysts, and potentially negatively impact investor perception of us, and cause a decline in our stock price and/or our clients’ perception of us. None of our borrowing arrangements contain a condition or event of default related to our credit ratings. However, a credit downgrade would result in RJF incurring a higher commitment fee on any unused balance on the $300 million RJF Credit Facility, in addition to triggering a higher interest rate applicable to any borrowings outstanding on that line as of and subsequent to such downgrade. Conversely, an improvement in RJF’s current credit rating could have a favorable impact on the commitment fee, as well as the interest rate applicable to any borrowings on such line.

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed while others are company-directed. Certain policies which we could readily borrow against had a cash surrender value of $478 million as of December 31, 2018, comprised of $273 million related to employee-directed plans and $205 million related to company-directed plans, and we were able to borrow up to 90%, or $430 million, of the December 31, 2018 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of December 31, 2018.

On May 18, 2018, we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune.

See the Contractual obligations section of this MD&A for information regarding our contractual obligations.

Statement of financial condition analysis

The assets on our condensed consolidated statements of financial condition consisted primarily of cash and cash equivalents (a large portion of which is segregated for the benefit of clients), receivables including bank loans, financial instruments held for either trading purposes or as investments, and other assets.  A significant portion of our assets were liquid in nature, providing us with flexibility in financing our business.

Total assets of $38.54 billion as of December 31, 2018 were $1.13 billion, or 3%, greater than our total assets as of September 30, 2018. The increase in assets was primarily due to a $1.16 billion increase in cash, cash equivalents, and cash segregated pursuant to regulations, as well as a $369 million increase in net bank loans, and a $101 million increase in our available-for-sale securities portfolio, in line with our growth plan for such assets. Offsetting these increases, brokerage client receivables decreased $480 million and securities borrowed decreased $115 million, reflecting client activity.

As of December 31, 2018, our total liabilities of $32.32 billion were $1.36 billion, or 4%, greater than our total liabilities as of September 30, 2018, primarily reflecting a $1.73 billion increase in bank deposits, due to higher RJBDP balances held at RJ Bank, as well as a $299 million increase in other borrowings due to a draw on the RJF Credit Facility as of December 31, 2018, and a $267

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

million increase in other payables due to unsettled loan purchases at December 31, 2018. Offsetting these increases was a decline in accrued compensation, commissions and benefits payable of $390 million due to annual payments of certain incentive compensation made in the current year period, and a decline in brokerage client payables of $380 million, due to a decrease in client cash held in our client interest program as of December 31, 2018.

Contractual obligations

There were no significant changes in our contractual obligations presented in our 2018 Form 10-K, other than in the ordinary course of business, as of December 31, 2018. See Note 12 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding commitments as of December 31, 2018.

Regulatory

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory” of our 2018 Form 10-K.

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of December 31, 2018, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF and RJ Bank were categorized as “well capitalized” as of December 31, 2018. The maintenance of certain risk-based regulatory capital levels could impact various capital allocation decisions impacting one or more of our businesses.  However, due to the strong capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities.

See Note 17 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information on regulatory capital requirements.

Critical accounting estimates

The condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during any reporting period in our condensed consolidated financial statements. Management has established detailed policies and control procedures intended to ensure the appropriateness of such estimates and assumptions and their consistent application from period to period. For a description of our significant accounting policies, see Note 2 of the Notes to Consolidated Financial Statements of our 2018 Form 10-K.

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

Valuation of financial instruments

The use of fair value to measure financial instruments, with related gains or losses recognized in our Condensed Consolidated Statements of Income and Comprehensive Income, is fundamental to our financial statements and our risk management processes. See Note 2 of our 2018 Form 10-K for a discussion of our fair value accounting policies regarding financial instruments owned and financial instruments sold but not yet purchased.

Estimating the fair value of instruments classified as Level 3 of the fair value hierarchy requires significant judgment. Financial instrument assets measured at fair value on a recurring basis categorized as Level 3, which primarily consisted of our ARS and private equity investments, were $129 million as of December 31, 2018 and represented 3% of our assets measured at fair value.

See Note 3 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our financial instruments at fair value.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Loss provisions

Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting estimates - Loss provisions” of our 2018 Form 10-K for more information.

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of our 2018 Form 10-K. In addition, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matter contingencies as of December 31, 2018.

Loan loss provisions for RJ Bank’s loan portfolio

We provide an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in RJ Bank’s loan portfolio. See the discussion regarding our methodology in estimating the allowance for loan losses in Note 2 of our 2018 Form 10-K. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our bank loans.

At December 31, 2018, the amortized cost of all RJ Bank loans was $20.11 billion and an allowance for loan losses of $219 million, or 1.10% of the loan portfolio, was recorded against that balance.

Our process of evaluating probable loan losses includes a complex analysis of several quantitative and qualitative factors, requiring a substantial amount of judgment. As a result, the allowance for loan losses could be insufficient to cover actual losses. In such an event, any losses in excess of our allowance would result in a decrease in our net income, as well as a decrease in the level of regulatory capital.

Recent accounting developments

For information regarding our recent accounting developments, see Note 2 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Off-balance sheet arrangements

For information regarding our off-balance sheet arrangements, see Note 2 of the Notes to Consolidated Financial Statements of our 2018 Form 10-K and Note 12 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Effects of inflation

Our assets are primarily liquid in nature and are not significantly affected by inflation. However, the rate of inflation affects our expenses, including employee compensation, communications and information processing, and occupancy costs, which may not be readily recoverable through charges for services we provide to our clients. In addition, to the extent inflation results in rising interest rates and has adverse effects upon the securities markets, it may adversely affect our financial position and results of operations.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our inventory, derivative and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and, to a lesser extent, through our banking operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Market risk” of our 2018 Form 10-K for a discussion of our market risk, including how we manage such risk. See Notes 3, 4 and 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for fair value and other information regarding our trading inventories, available-for-sale securities and derivative instruments.

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

We monitor the Value-at-Risk (“VaR”) for all of our trading portfolios on a daily basis. VaR is an appropriate statistical technique for estimating potential losses in trading portfolios due to typical adverse market movements over a specified time horizon with a suitable confidence level. We apply the Fed’s Market Risk Rule (“MRR”) for the purpose of calculating our capital ratios. The MRR, also known as the “Risk-Based Capital Guidelines: Market Risk” rule released by the Fed, OCC and FDIC, requires us to calculate VaR numbers for all of our trading portfolios, including fixed income, equity, foreign exchange and derivative instruments.

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

The Fed’s MRR requires us to perform daily back testing procedures of our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income and intraday trading. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three months ended December 31, 2018, our regulatory-defined daily loss in our trading portfolios did not exceed our predicted VaR.

The following table sets forth the high, low, period-end and daily average VaR for all of our trading portfolios, including fixed income, equity, and derivative instruments, for the period and dates indicated.

	Three months ended December 31, 2018		Period-end VaR
$ in millions	High	Low	December 31, 2018	September 30, 2018
Daily VaR	$2	$1	$1	$1

	Three months ended December 31,
$ in millions	2018	2017
Daily average VaR	$1	$2

The modeling of the risk characteristics of trading positions involves a number of assumptions and approximations. While management believes that these assumptions and approximations are reasonable, there is no uniform industry methodology for estimating VaR, and different assumptions or approximations could produce materially different VaR estimates. As a result, VaR statistics are more reliable when used as indicators of risk levels and trends within a firm than as a basis for inferring differences in risk-taking across firms.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

analysis so as to measure risk under historical and hypothetical adverse scenarios. During volatile markets, we may choose to pare our trading inventories to reduce risk.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency MBS which are issued on behalf of various state and local housing finance agencies.  These activities result in exposure to interest rate risk. In order to hedge the interest rate risk to which we would otherwise be exposed between the date of the commitment and the date of sale of the MBS, we enter into TBA security contracts with investors for generic MBS at specific rates and prices to be delivered on settlement dates in the future. See Note 12 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these activities.

Banking operations

RJ Bank maintains an earning asset portfolio that is comprised of cash, C&I loans, tax-exempt loans, SBL, commercial and residential real estate loans, MBS and CMOs (both of which are held in the available-for-sale securities portfolio), Small Business Administration loan securitizations and a trading portfolio of corporate loans.  Those earning assets are primarily funded by client deposits.  Based on its current earning asset portfolio, RJ Bank is subject to interest rate risk.  RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising given the Federal Reserve Bank’s increases in short-term interest rates in recent periods.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Market risk” of our 2018 Form 10-K.

We utilize a hedging strategy using interest rate swaps as a result of RJ Bank’s asset and liability management process. For further information regarding this risk management objective, see the discussion of this hedging strategy in Note 2 of the Notes to Consolidated Financial Statements of our 2018 Form 10-K and in Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model.

Instantaneous changes in rate	Net interest income ($ in millions)	Projected change in net interest income
+200	$822	(6.13)%
+100	$848	(3.15)%
0	$875	—
-100	$835	(4.59)%

Refer to “Net interest analysis” in this MD&A for a discussion of the impact changes in short-term interest rates could have on the firm’s operations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table shows the contractual maturities of RJ Bank’s loan portfolio at December 31, 2018, including contractual principal repayments.  This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table. Loan amounts in the table exclude unearned income and deferred expenses.

	Due in
$ in millions	One year or less	> One year – five years	> 5 years	Total
Loans held for investment:
C&I loans	$54	$3,934	$4,053	$8,041
CRE construction loans	5	151	20	176
CRE loans	495	2,379	562	3,436
Tax-exempt loans	—	23	1,266	1,289
Residential mortgage loans	—	3	3,909	3,912
SBL	3,161	1	—	3,162
Total loans held for investment	3,715	6,491	9,810	20,016
Loans held for sale	—	—	103	103
Total loans	$3,715	$6,491	$9,913	$20,119

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2018. Loan amounts in the table exclude unearned income and deferred expenses.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
Loans held for investment:
C&I loans	$30	$7,957	$7,987
CRE construction loans	—	171	171
CRE loans	77	2,864	2,941
Tax-exempt loans	1,258	31	1,289
Residential mortgage loans	241	3,671	3,912
SBL	1	—	1
Total loans held for investment	1,607	14,694	16,301
Loans held for sale	103	—	103
Total loans	$1,710	$14,694	$16,404

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

In our RJ Bank available-for-sale securities portfolio, we hold primarily fixed-rate agency MBS and CMOs which were carried at fair value on our Condensed Consolidated Statements of Financial Condition at December 31, 2018 with changes in the fair value of the portfolio recorded through OCI in our Condensed Consolidated Statements of Income and Comprehensive Income. At December 31, 2018, our RJ Bank available-for-sale securities portfolio had a fair value of $2.80 billion with a weighted-average yield of 2.44% and an average expected duration of three years. See Note 4 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on the fair value of these securities.

Other

We hold ARS, which are long-term variable rate securities tied to short-term interest rates, that are accounted for as available-for-sale and are carried at fair value on our Condensed Consolidated Statements of Financial Condition. See Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on these securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Equity price risk

We are exposed to equity price risk as a consequence of our capital markets activities. Our broker-dealer activities are primarily client-driven, with the objective of meeting clients’ needs while earning revenues to compensate for the risk associated with carrying inventory.  We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions throughout each day and establishing position limits.

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar. For example, a portion of our bank loan portfolio includes loans which are denominated in Canadian dollars totaling $978 million and $1.05 billion at December 31, 2018 and September 30, 2018, respectively. A portion of such loans are held by RJ Bank’s Canadian subsidiary, which is discussed in the following sections.

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

We had foreign exchange risk in our investment in RJ Ltd. of CAD 351 million at December 31, 2018, which was not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in OCI in our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding all of our components of OCI.

We also have foreign exchange risk associated with our investments in subsidiaries located in Europe. These investments are not hedged and we do not believe we have material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries.

Transactions and resulting balances denominated in a currency other than the U.S. dollar

We are subject to foreign exchange risk due to our holdings of cash and certain other assets and liabilities resulting from transactions denominated in a currency other than the U.S. dollar. Any currency-related gains/losses arising from these foreign currency denominated balances are reflected in “Other” revenues in our Condensed Consolidated Statements of Income and Comprehensive Income. The foreign exchange risk associated with a portion of such transactions and balances denominated in foreign currency are mitigated utilizing short-term, forward foreign exchange contracts. Such derivatives are not designated hedges and therefore, the related gains/losses associated with these contracts are included in “Other” revenues in our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding our derivative contracts.

Credit risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction, and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities. See further discussion of our credit risk, including how we manage such risk, in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2018 Form 10-K.

RJ Bank has a substantial loan portfolio.  A significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector or sectors where RJ Bank has a concentration could result in large provisions for loan losses and/or charge-offs.

Our allowance for loan losses is regularly evaluated with adjustments made on a quarterly basis. Several factors were taken into consideration in evaluating the allowance for loan losses at December 31, 2018, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate. There was no material change in RJ Bank’s methodology for determining the allowance for loan losses during the three months ended December 31, 2018.

RJ Bank’s allowance for loan losses as a percentage of bank loans outstanding was 1.10% and 1.08% at December 31, 2018 and 2017, respectively. See Note 7 in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for detail on the changes RJ Bank’s allowance for loan losses.
The loan loss provision increased to $16 million from $1 million in the prior year period. See further explanation of the loan loss provision increase in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - RJ Bank” of this Form 10-Q.
The level of charge-off activity is a factor that is considered in evaluating the potential for severity of future credit losses. The following table presents net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment.

	Three months ended December 31,
	2018		2017
$ in millions	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
C&I loans	$—	—	$(1)	0.03%
Residential mortgage loans	1	0.06%	1	0.06%
Total	$1	0.01%	$—	—

The level of nonperforming loans is another indicator of potential future credit losses. The following table presents the nonperforming loans balance and total allowance for loan losses for the periods presented.

	December 31, 2018		September 30, 2018
$ in millions	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
Loans held for investment:
C&I loans	$28	$137	$2	$123
CRE construction loans	—	3	—	3
CRE loans	—	46	—	47
Tax-exempt loans	—	9	—	9
Residential mortgage loans	20	19	23	17
SBL	—	5	—	4
Total	$48	$219	$25	$203
Total nonperforming loans as a % of RJ Bank total loans	0.24%		0.12%

The amount of nonperforming loans increased $23 million during the three months ended December 31, 2018, due to an increase of $26 million in nonperforming C&I loans. Included in nonperforming residential mortgage loans were $13 million in loans for which $7 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance. See Note 7 in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for loan categories as a percentage of total loans receivable.

The nonperforming loan balances in the preceding table exclude $11 million and $12 million as of December 31, 2018 and September 30, 2018, respectively, of residential TDRs which were returned to accrual status in accordance with our policy. Total nonperforming assets, including other real estate acquired in the settlement of residential mortgages, amounted to $52 million and $28 million at December 31, 2018 and September 30, 2018, respectively. Total nonperforming assets as a percentage of RJ Bank total assets was 0.21% and 0.12% at December 31, 2018 and September 30, 2018, respectively.

Loan underwriting process

RJ Bank’s underwriting processes for the major types of loans are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2018 Form 10-K. There were no material changes in RJ Bank’s underwriting processes during the three months ended December 31, 2018.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Risk monitoring process

Another component of credit risk strategy at RJ Bank is the ongoing risk monitoring and review processes for all residential, SBL, corporate and tax-exempt credit exposures, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no material changes to those processes and policies during the three months ended December 31, 2018.

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

The following table presents, as of the date indicated, a summary of delinquent residential mortgage loans, the vast majority of which are first mortgage loans, which is comprised of loans which are two or more payments past due as well as loans in the process of foreclosure.

	Amount of delinquent residential loans			Delinquent residential loans as a percentage of outstanding loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
December 31, 2018	$5	$10	$15	0.13%	0.26%	0.39%
September 30, 2018	$2	$13	$15	0.06%	0.33%	0.39%

At December 31, 2018, loans over 30 days delinquent (including nonperforming loans) remained the same as a percentage of residential mortgage loans outstanding as compared to September 30, 2018.  Our December 31, 2018 percentage continues to compare favorably to the national average for over 30 day delinquencies of 3.38%, as most recently reported by the Fed.

Credit risk is also managed by diversifying the residential mortgage portfolio. The following table details the geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans.

	December 31, 2018		September 30, 2018
	Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans	Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans
CA	24.9%	4.9%	25.1%	4.8%
FL	16.8%	3.3%	17.2%	3.3%
NY	8.5%	1.7%	7.9%	1.5%
TX	7.9%	1.5%	7.8%	1.5%
CO	3.2%	0.6%	3.4%	0.6%

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At December 31, 2018 and September 30, 2018, these loans totaled $1.07 billion and $992 million, respectively, or approximately 30% and 25% of the residential mortgage portfolio, respectively.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at December 31, 2018, begins amortizing is 6.5 years.

A component of credit risk management for the residential portfolio is the LTV ratio and borrower credit score at origination or purchase. The following table details the most recent weighted-average LTV ratios and FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio.

	December 31, 2018	September 30, 2018
Residential first mortgage loan weighted-average LTV/FICO	64%/756	64%/763

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Corporate and tax-exempt loans

Credit risk in RJ Bank’s corporate and tax-exempt loan portfolios is monitored on an individual loan basis. The majority of RJ Bank’s tax-exempt loan portfolio is comprised of loans to investment-grade borrowers.

Credit risk is managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The following table details the industry concentrations (top five categories) of RJ Bank’s corporate loans.

	December 31, 2018		September 30, 2018
	Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans	Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans
Office (real estate)	6.8%	4.0%	6.4%	3.8%
Business systems and services	6.7%	3.9%	5.2%	3.1%
Hospitality	5.5%	3.2%	5.6%	3.3%
Consumer products and services	5.2%	3.0%	5.1%	3.0%
Retail real estate	4.4%	2.5%	4.8%	2.8%

Liquidity risk

See the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cybersecurity incidents. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Operational risk” of our 2018 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes. There have been no material changes in such processes during the three months ended December 31, 2018.

As more fully described in the discussion of our business technology risks included in various risk factors presented in Item 1A “Risk Factors” of our 2018 Form 10-K, despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code and other events that could have an impact on the security and stability of our operations.  Notwithstanding the precautions we take, if one or more of these events were to occur, this could jeopardize the information we confidentially maintain, including that of our clients and counterparties, which is processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our clients or counterparties. To-date, we have not experienced any material losses relating to cyberattacks or other information security breaches; however, there can be no assurances that we will not suffer such losses in the future.

Model risk

Model risk refers to the possibility of unintended business outcomes arising from the design, implementation or use of models. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Model risk” of our 2018 Form 10-K for information regarding how we utilize models throughout the firm and how we manage model risk.

Compliance risk

Compliance risk is the risk of legal or regulatory sanctions, financial loss, or reputational damage that we may suffer from a failure to comply with applicable laws, external standards, or internal requirements. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Compliance risk” of our 2018 Form 10-K for information on our compliance risks, including how we manage such risks. There have been no material changes in our risk mitigation processes during the three months ended December 31, 2018.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management” of this Form 10-Q for our quantitative and qualitative disclosures about market risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 17, 2015, Jyll Brink (“Brink”) filed a putative class action complaint in the U.S. District Court for the Southern District of Florida (the “District Court”) under the caption Jyll Brink v. Raymond James & Associates, Inc. (the “Brink Complaint”). The Brink Complaint alleges that Brink, a former customer of RJ&A, was charged a fee in her Passport Investment Account, and that the fee included an unauthorized and undisclosed profit to RJ&A in violation of its customer agreement and applicable industry standards. The Passport Investment Account is a fee-based account in which clients pay asset-based advisory fees and certain processing fees for ongoing investment advice and monitoring of securities holdings. The Brink Complaint seeks, among other relief, damages in the amount of the difference between the actual cost of processing a trade, as alleged by Brink, and the fee charged by RJ&A. On May 9, 2016, RJ&A filed a motion to dismiss the Brink Complaint for lack of subject matter jurisdiction pursuant to the Securities Litigation Uniform Standards Act (“SLUSA”). On June 6, 2016, the District Court entered an order granting the motion and dismissing the Brink Complaint on SLUSA preclusion grounds. On June 24, 2016, Brink filed a notice of appeal of the order of dismissal with the United States Court of Appeals for the Eleventh Circuit (the “Appellate Court”). On June 8, 2018, the Appellate Court issued its opinion reversing the order of dismissal and remanding the case to the District Court for further proceedings consistent with the opinion. On October 19, 2018, the District Court certified a class of former and current customers of RJ&A who executed a Passport Agreement and were charged such fees during the period between February 17, 2010 and February 17, 2015. On January 18, 2019, the Appellate Court entered an order granting permission to RJ&A to appeal the District Court’s class certification order. On January 25, 2019, the District Court issued an order staying trial, calendar call and all remaining pretrial deadlines pending resolution of the appeal. RJ&A’s initial appellate brief is due February 27, 2019. RJ&A believes the claims in the Brink Complaint are without merit and is vigorously defending the action.
On February 11, 2016, Caleb Wistar (“Wistar”) and Ernest Mayeaux (“Mayeaux”) filed a putative class action complaint in the District Court under the caption Caleb Wistar and Ernest Mayeaux v. Raymond James Financial Services, Inc. and Raymond James Financial Services Advisors, Inc. (as subsequently amended, the “Wistar Complaint”). Similar to the Brink Complaint, the Wistar Complaint alleges that Wistar and Mayeaux, former customers of RJFS and Raymond James Financial Services Advisors, Inc. (“RJFSA”), were charged a fee in RJFS and RJFSA’s Passport Investment Account and that the fee included an unauthorized and undisclosed profit to RJFS and RJFSA in violation of its customer agreement and applicable industry standards. The Wistar Complaint seeks, among other relief, damages in the amount of the difference between the actual cost of processing a trade, as alleged by Wistar and Mayeaux, and the fee charge by RJFS and RJFSA. On September 6, 2018, RJFS and RJFSA filed a motion to dismiss the Wistar Complaint. On

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

January 2, 2019, the District Court denied the motion to dismiss. The matter is currently scheduled for trial commencing September 16, 2019. On January 25, 2019, RJFS and RJFSA filed a motion to stay trial, calendar call and all remaining pretrial deadlines in light of the Appellate Court’s order in Brink (described above) granting permission to RJ&A to appeal the class certification order, which motion is pending. RJFS and RJFSA believe the claims in the Wistar Complaint are without merit and are vigorously defending the action.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered securities for the three months ended December 31, 2018.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the three months ended December 31, 2018.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end, of securities that may yet be purchased under the plans or programs

October 1, 2018 – October 31, 2018	469,566	$74.88	423,903	$182
November 1, 2018 – November 30, 2018	2,420,562	$77.66	2,341,466	$500
December 1, 2018 – December 31, 2018	3,449,198	$74.55	3,287,237	$255
First quarter	6,339,326	$75.76	6,052,606

During the first two months of the quarter ended December 31, 2018, we utilized the remainder of our Board of Directors’ previous authorization for repurchases of our common stock and outstanding senior notes. On November 29, 2018, the Board announced an increase to the authorization of $500 million.
The total number of shares purchased include shares purchased pursuant to our Restricted Stock Trust Fund, which was established to acquire our common stock in the open market and used to settle RSUs granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiaries. For more information on this trust fund, see Note 2 of the Notes to Consolidated Financial Statements of our 2018 Form 10-K and Note 8 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. These activities do not utilize the repurchase authority presented in the preceding table.

The total number of shares purchased also includes repurchased shares as a result of employees surrendering shares as payment for option exercises or withholding taxes. These activities do not utilize the repurchase authority presented in the preceding table.

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

10.1
Form of Restricted Stock Unit Award Notice and Agreement for Non-Bonus Award for Mr. Paul C. Reilly, first used for awards granted on November 29, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2018.

10.2
Form of Restricted Stock Unit Award Notice and Agreement for Non-Bonus Award for Canadian Employees, first used for awards granted on November 29, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2018.

10.3
Form of Restricted Stock Unit Award Notice and Agreement for Non-Bonus Award, first used for awards granted on November 29, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2018.

10.4
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (time-based vesting) for Mr. Paul C. Reilly, first used for awards granted on December 14, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2018.

10.5
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (time-based vesting) for Canadian Employees, first used for awards granted on December 14, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2018.

10.6
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (time-based vesting), first used for awards granted on December 14, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2018.

10.7
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (performance-based vesting) for Mr. Paul C. Reilly, first used for awards granted on December 14, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2018.

10.8
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (performance-based vesting) for Canadian Employees, first used for awards granted on December 14, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2018.

10.9
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (performance-based vesting), first used for awards granted on December 14, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2018.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	February 8, 2019	/s/ Paul C. Reilly
Paul C. Reilly
Chairman and Chief Executive Officer

Date:	February 8, 2019	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance and Chief Financial Officer