Form 10-Q
period 2019-03-31
RAYMOND JAMES FINANCIAL INC
filed 2019-05-09
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                               No ☒
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	RJF	New York Stock Exchange
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
140,805,319 shares of common stock as of May 8, 2019

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in millions, except per share amounts	March 31, 2019	September 30, 2018
Assets:
Cash and cash equivalents	$3,831	$3,500
Cash segregated pursuant to regulations	2,288	2,441
Securities purchased under agreements to resell	447	373
Securities borrowed	224	255
Financial instruments, at fair value:
Trading instruments (includes $521 and $465 pledged as collateral)	819	702
Available-for-sale securities (includes $17 and $20 pledged as collateral)	2,893	2,696
Derivative assets	251	180
Private equity investments	144	147
Other investments (includes $25 and $25 pledged as collateral)	258	202
Brokerage client receivables, net	2,769	3,343
Receivables from brokers, dealers and clearing organizations	299	257
Other receivables	535	592
Bank loans, net	20,135	19,518
Loans to financial advisors, net	913	925
Investments in real estate partnerships held by consolidated variable interest entities	88	107
Property and equipment, net	498	486
Deferred income taxes, net	188	203
Goodwill and identifiable intangible assets, net	630	639
Other assets	966	847
Total assets	$38,176	$37,413

Liabilities and equity:
Bank deposits	$21,618	$19,942
Securities sold under agreements to repurchase	210	186
Securities loaned	710	423
Financial instruments sold but not yet purchased, at fair value:
Trading instruments	321	235
Derivative liabilities	247	247
Brokerage client payables	4,467	5,625
Payables to brokers, dealers and clearing organizations	208	206
Accrued compensation, commissions and benefits	959	1,189
Other payables	555	459
Other borrowings	896	899
Senior notes payable	1,550	1,550
Total liabilities	31,741	30,961
Commitments and contingencies (see Note 13)
Equity
Preferred stock; $.10 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 158,086,495 and 156,363,615 shares issued as of March 31, 2019 and September 30, 2018, respectively, and 140,439,495 and 145,642,437 shares outstanding as of March 31, 2019 and September 30, 2018, respectively	2	2
Additional paid-in capital	1,917	1,808
Retained earnings	5,448	5,032
Treasury stock, at cost; 17,647,000 and 10,693,026 common shares as of March 31, 2019 and September 30, 2018, respectively	(976)	(447)
Accumulated other comprehensive loss	(25)	(27)
Total equity attributable to Raymond James Financial, Inc.	6,366	6,368
Noncontrolling interests	69	84
Total equity	6,435	6,452
Total liabilities and equity	$38,176	$37,413

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
in millions, except per share amounts	2019	2018	2019	2018
Revenues:
Asset management and related administrative fees	$783	$768	$1,648	$1,497
Brokerage revenues:
Securities commissions	349	425	737	841
Principal transactions	93	85	169	182
Total brokerage revenues	442	510	906	1,023
Account and service fees	191	177	376	348
Investment banking	163	116	300	204
Interest income	324	249	640	481
Other	31	37	68	70
Total revenues	1,934	1,857	3,938	3,623
Interest expense	(75)	(45)	(148)	(85)
Net revenues	1,859	1,812	3,790	3,538
Non-interest expenses:
Compensation, commissions and benefits	1,225	1,196	2,490	2,349
Communications and information processing	94	93	186	173
Occupancy and equipment costs	53	50	104	100
Business development	41	43	84	77
Investment sub-advisory fees	22	23	46	45
Professional fees	17	16	39	28
Bank loan loss provision	5	8	21	9
Acquisition and disposition-related expenses	—	—	15	4
Other	67	51	140	110
Total non-interest expenses	1,524	1,480	3,125	2,895
Income including noncontrolling interests and before provision for income taxes	335	332	665	643
Provision for income taxes	86	89	169	281
Net income including noncontrolling interests	249	243	496	362
Net loss attributable to noncontrolling interests	(12)	—	(14)	—
Net income attributable to Raymond James Financial, Inc.	$261	$243	$510	$362

Earnings per common share – basic	$1.85	$1.67	$3.58	$2.49
Earnings per common share – diluted	$1.81	$1.63	$3.51	$2.43
Weighted-average common shares outstanding – basic	140.8	145.4	142.5	144.9
Weighted-average common and common equivalent shares outstanding – diluted	143.9	149.0	145.4	148.5

Net income attributable to Raymond James Financial, Inc.	$261	$243	$510	$362
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	19	(15)	41	(27)
Currency translations, net of the impact of net investment hedges	8	(2)	(5)	(2)
Cash flow hedges	(13)	14	(30)	21
Total comprehensive income	$275	$240	$516	$354

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
$ in millions, except per share amounts	2019	2018	2019	2018
Common stock, par value $.01 per share:
Balance beginning of period	$2	$2	$2	$2
Share issuances	—	—	—	—
Balance end of period	2	2	2	2

Additional paid-in capital:
Balance beginning of period	1,871	1,705	1,808	1,645
Employee stock purchases	12	10	20	16
Exercise of stock options and vesting of restricted stock units, net of forfeitures	9	9	25	30
Restricted stock, stock option and restricted stock unit expense	25	23	64	56
Other	—	1	—	1
Balance end of period	1,917	1,748	1,917	1,748

Retained earnings:
Balance beginning of period	5,236	4,420	5,032	4,340
Net income attributable to Raymond James Financial, Inc.	261	243	510	362
Cash dividends declared (see Note 19)	(49)	(36)	(99)	(75)
Other	—	(1)	5	(1)
Balance end of period	5,448	4,626	5,448	4,626

Treasury stock:
Balance beginning of period	(927)	(410)	(447)	(390)
Purchases/surrenders	(48)	(1)	(512)	(8)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(1)	(1)	(17)	(14)
Balance end of period	(976)	(412)	(976)	(412)

Accumulated other comprehensive loss:
Balance beginning of period	(39)	(20)	(27)	(15)
Net change in unrealized loss on available-for-sale securities, net of tax	19	(15)	41	(27)
Net change in unrealized loss on currency translations, net of the impact of net investment hedges, net of tax	8	(2)	(5)	(2)
Net change in unrealized gain on cash flow hedges, net of tax	(13)	14	(30)	21
Other	—	—	(4)	—
Balance end of period	(25)	(23)	(25)	(23)
Total equity attributable to Raymond James Financial, Inc.	$6,366	$5,941	$6,366	$5,941

Noncontrolling interests:
Balance beginning of period	$82	$106	$84	$112
Net loss attributable to noncontrolling interests	(12)	—	(14)	—
Capital contributions	—	—	2	—
Distributions	(1)	(5)	(3)	(11)
Balance end of period	69	101	69	101
Total equity	$6,435	$6,042	$6,435	$6,042

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended March 31,
$ in millions	2019	2018
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$510	$362
Net loss attributable to noncontrolling interests	(14)	—
Net income including noncontrolling interests	496	362
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	53	47
Deferred income taxes	(1)	105
Premium and discount amortization on available-for-sale securities and (gain)/loss on other investments	7	(5)
Provisions for loan losses, legal and regulatory proceedings and bad debts	38	14
Share-based compensation expense	65	56
Unrealized (gain)/loss on company-owned life insurance policies, net of expenses	8	(15)
Other	41	14
Net change in:
Securities purchased under agreements to resell, net of securities sold under agreements to repurchase	(53)	(124)
Securities borrowed, net of securities loaned	319	(105)
Loans provided to financial advisors, net of repayments	1	(21)
Brokerage client receivables and other accounts receivable, net	587	(127)
Trading instruments, net	(36)	(166)
Derivative instruments, net	(93)	46
Other assets	(118)	(49)
Brokerage client payables and other accounts payable	(1,088)	770
Accrued compensation, commissions and benefits	(229)	(157)
Proceeds from sales of securitizations and loans held for sale, net of purchases and originations of loans held for sale	23	(39)
Net cash provided by operating activities	20	606

Cash flows from investing activities:
Additions to property and equipment	(59)	(70)
Increase in bank loans, net	(779)	(1,238)
Proceeds from sales of loans held for investment	184	91
Purchases of available-for-sale securities	(509)	(655)
Available-for-sale securities maturations, repayments and redemptions	295	234
Business acquisition, net of cash acquired	—	(159)
Other investing activities, net	(42)	(18)
Net cash used in investing activities	(910)	(1,815)

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued from previous page)

	Six months ended March 31,
$ in millions	2019	2018
Cash flows from financing activities:
Proceeds from borrowings on the RJF Credit Facility	300	300
Repayment of borrowings on the RJF Credit Facility	(300)	(300)
Repayments of short-term borrowings, net	—	(610)
Repayments of other borrowed funds	(3)	(2)
Exercise of stock options and employee stock purchases	43	44
Increase in bank deposits	1,676	980
Purchases of treasury stock	(521)	(23)
Dividends on common stock	(95)	(71)
Distributions to noncontrolling interests, net	(1)	(6)
Net cash provided by financing activities	1,099	312

Currency adjustment:
Effect of exchange rate changes on cash	(31)	(30)
Net increase/(decrease) in cash, cash equivalents, and cash segregated pursuant to regulations	178	(927)
Cash, cash equivalents, and cash segregated pursuant to regulations at beginning of year	5,941	7,146
Cash, cash equivalents, and cash segregated pursuant to regulations at end of period	$6,119	$6,219

Cash and cash equivalents	$3,831	$3,140
Cash segregated pursuant to regulations	2,288	3,079
Total cash, cash equivalents, and cash segregated pursuant to regulations at end of period	$6,119	$6,219

Supplemental disclosures of cash flow information:
Cash paid for interest	$147	$84
Cash paid for income taxes, net	$188	$83

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019

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

Accounting estimates and assumptions

Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) but is not required for interim reporting purposes has been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of our consolidated financial position and results of operations for the periods presented.

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

In addition to the reclassifications discussed above, certain other prior period amounts have been reclassified to conform to the current period’s presentation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 of our 2018 Form 10-K. During the six months ended March 31, 2019, there were no significant changes to our significant accounting policies other than the accounting policies adopted or modified as part of our implementation of new or amended accounting guidance, as noted below.

Loans to financial advisors, net

We offer loans to financial advisors and certain other key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes. We present the outstanding balance of loans to financial advisors on our Condensed Consolidated Statements of Financial Condition, net of the allowance for doubtful accounts. Of the gross balance outstanding, the portion associated with financial advisors who are no longer affiliated with us was $22 million and $20 million at March 31, 2019 and September 30, 2018, respectively. Our allowance for doubtful accounts was $9 million and $8 million at March 31, 2019 and September 30, 2018, respectively.

Recent accounting developments

Accounting guidance recently adopted

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

Revenue recognition - In May 2014, the FASB issued new guidance related to revenue recognition (ASU 2014-09). The new guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also provides guidance on accounting for certain contract costs and requires additional disclosures. We adopted this guidance as of October 1, 2018, under a modified retrospective approach for all open contracts as of the date of initial adoption. As such, there was no impact on our prior period results.

The primary impact of this guidance was the change in the presentation of certain costs from a net presentation within revenues to a gross presentation, particularly costs related to merger & acquisitions advisory and underwriting transactions and certain administrative costs related to our multi-bank sweep program.  These presentation changes had no impact on our net earnings.  There were no material changes in timing of revenues recognized associated with the adoption. As a result, adoption of this guidance had no material impact on our net results of operations or financial position. See Note 15 for further information.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Statement of Cash Flows (restricted cash) - In November 2016, the FASB issued new guidance related to the classification and presentation of changes in restricted cash on the statement of cash flows (ASU 2016-18). The guidance requires an entity to include restricted cash and cash equivalents in its total of cash and cash equivalents on its statement of cash flows and to present a reconciliation of the beginning-of-period and end-of-period total of such amounts on the statement of cash flows. We adopted this guidance on October 1, 2018, under a retrospective approach. As a result of adoption, we recorded a decrease of $381 million in net cash provided by operating activities for the six months ended March 31, 2018 related to reclassifying changes in cash segregated pursuant to regulations from operating activities to the cash and cash equivalents balance in the Condensed Consolidated Statements of Cash Flows. The total of cash segregated pursuant to regulations and cash and cash equivalents is included in a separate table in the Condensed Consolidated Statements of Cash Flows. The adoption did not have an impact on our financial position or results of operations.

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

Accounting guidance not yet adopted as of March 31, 2019

Lease accounting - In February 2016, the FASB issued new guidance related to the accounting for leases (ASU 2016-02). The new guidance requires the recognition of assets and liabilities on the balance sheet related to the rights and obligations created by lease agreements with terms greater than twelve months, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease will primarily depend upon its classification as a finance or operating lease. The new guidance requires new disclosures to help financial statement users better understand the amount, timing and cash flows arising from leases. This new guidance, including subsequent amendments, is first effective for our fiscal year beginning on October 1, 2019. Although permitted, we do not plan to early adopt. Upon adoption, we will use a modified retrospective approach, with a cumulative effect adjustment to opening retained earnings. Our implementation efforts include reviewing existing leases and service contracts, which may include embedded leases. We are in the process of identifying changes to our business processes, systems and controls to support adoption of the new guidance. This new guidance will increase both our assets and liabilities on our statement of financial condition. We are evaluating the magnitude of such impact. We do not expect a material impact on our results of operations.

Credit losses - In June 2016, the FASB issued new guidance related to the measurement of credit losses on financial instruments (ASU 2016-13). The amended guidance involves several aspects of the accounting for credit losses related to certain financial instruments including assets measured at amortized cost, available-for-sale debt securities and certain off-balance sheet commitments. The new guidance, and subsequent updates, broadens the information that an entity must consider in developing its estimated credit losses expected to occur over the remaining life of assets measured either collectively or individually to include historical experience, current conditions and reasonable and supportable forecasts, replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses (“CECL”) model.  The new guidance expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating credit losses and requires new disclosures of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This new guidance is first effective for our fiscal year beginning on October 1, 2020 and will be adopted under a modified retrospective approach. Early adoption is permitted although not prior to our fiscal year beginning on October 1, 2019. We have continued with our implementation and evaluation efforts, which

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

include a cross-functional team to assess the required changes to our credit loss estimation methodologies and systems, as well as the determination of additional data and resources required to comply with the new guidance. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations, which will depend on, among other things, the current and expected macroeconomic conditions and the nature and characteristics of financial assets held by us on the date of adoption.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 – FAIR VALUE

Our “Financial instruments owned” and “Financial instruments sold but not yet purchased” on our Condensed Consolidated Statements of Financial Condition are recorded at fair value under GAAP. For further information about such instruments and our significant accounting policies related to fair value, see Note 2 and Note 4 of our 2018 Form 10-K. The following tables present assets and liabilities measured at fair value on a recurring basis. Netting adjustments represent the impact of counterparty and collateral netting on our derivative balances included on our Condensed Consolidated Statements of Financial Condition. See Note 5 for additional information.

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of March 31, 2019
Assets at fair value on a recurring basis:
Trading instruments
Municipal and provincial obligations	$—	$269	$—	$—	$269
Corporate obligations	20	112	—	—	132
Government and agency obligations	20	113	—	—	133
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	—	163	—	—	163
Non-agency CMOs and asset-backed securities (“ABS”)	—	83	—	—	83
Total debt securities	40	740	—	—	780
Equity securities	19	1	—	—	20
Brokered certificates of deposit	—	17	—	—	17
Other	—	—	2	—	2
Total trading instruments	59	758	2	—	819
Available-for-sale securities - agency MBS and CMOs	—	2,893	—	—	2,893
Derivative assets
Interest rate - Matched book	—	210	—	—	210
Interest rate - Other	6	76	—	(41)	41
Total derivative assets	6	286	—	(41)	251
Private equity investments - not measured at net asset value (“NAV”)	—	—	59	—	59
Other investments	190	1	67	—	258
Subtotal	255	3,938	128	(41)	4,280
Private equity investments - measured at NAV					85
Total assets at fair value on a recurring basis	$255	$3,938	$128	$(41)	$4,365

Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased
Municipal and provincial obligations	$—	$1	$—	$—	$1
Corporate obligations	3	38	—	—	41
Government and agency obligations	262	—	—	—	262
Agency MBS and CMOs	—	—	—	—	—
Total debt securities	265	39	—	—	304
Equity securities	10	—	—	—	10
Other	—	—	7	—	7
Total trading instruments sold but not yet purchased	275	39	7	—	321
Derivative liabilities
Interest rate - Matched book	—	210	—	—	210
Interest rate - Other	8	79	—	(63)	24
Foreign exchange	—	6	—	—	6
Equity - Deutsche Bank restricted stock unit (“DBRSU”) obligation	—	7	—	—	7
Total derivative liabilities	8	302	—	(63)	247
Total liabilities at fair value on a recurring basis	$283	$341	$7	$(63)	$568

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2018
Assets at fair value on a recurring basis:
Trading instruments
Municipal and provincial obligations	$1	$247	$—	$—	$248
Corporate obligations	10	100	—	—	110
Government and agency obligations	19	72	—	—	91
Agency MBS and CMOs	3	124	—	—	127
Non-agency CMOs and ABS	—	69	—	—	69
Total debt securities	33	612	—	—	645
Equity securities	15	—	—	—	15
Brokered certificates of deposit	—	39	—	—	39
Other	—	2	1	—	3
Total trading instruments	48	653	1	—	702
Available-for-sale securities
Agency MBS and CMOs	—	2,628	—	—	2,628
Other securities	1	—	—	—	1
Auction rate securities (“ARS”) preferred	—	—	67	—	67
Total available-for-sale securities	1	2,628	67	—	2,696
Derivative assets
Interest rate - Matched book	—	160	—	—	160
Interest rate - Other	—	74	—	(55)	19
Foreign exchange	—	1	—	—	1
Total derivative assets	—	235	—	(55)	180
Private equity investments - not measured at NAV	—	—	56	—	56
Other investments	201	1	—	—	202
Subtotal	250	3,517	124	(55)	3,836
Private equity investments - measured at NAV					91
Total assets at fair value on a recurring basis	$250	$3,517	$124	$(55)	$3,927

Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased
Municipal and provincial obligations	$—	$1	$—	$—	$1
Corporate obligations	2	25	—	—	27
Government and agency obligations	194	—	—	—	194
Non-agency MBS and CMOs	—	1	—	—	1
Total debt securities	196	27	—	—	223
Equity securities	5	—	—	—	5
Other	—	—	7	—	7
Total trading instruments sold but not yet purchased	201	27	7	—	235
Derivative liabilities
Interest rate - Matched book	—	160	—	—	160
Interest rate - Other	—	114	—	(47)	67
Foreign exchange	—	4	—	—	4
Equity - DBRSU obligation	—	16	—	—	16
Total derivative liabilities	—	294	—	(47)	247
Total liabilities at fair value on a recurring basis	$201	$321	$7	$(47)	$482

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3 recurring fair value measurements

The following tables present the changes in fair value for Level 3 assets and liabilities measured at fair value on a recurring basis. The realized and unrealized gains and losses in the tables may include changes in fair value that were attributable to both observable and unobservable inputs. In the following tables, gains/(losses) on trading instruments are reported in “Principal transactions,” gains/(losses) on private equity and other investments are reported in “Other” revenues, and gains/(losses) on available-for-sale securities are reported in either “Other” revenues (when included in earnings) or “Other comprehensive income” in our Condensed Consolidated Statements of Income and Comprehensive Income.

Three months ended March 31, 2019 Level 3 instruments at fair value
	Financial assets			Financial liabilities
$ in millions	Trading instruments - Other	Private equity investments	Other investments	Trading instruments - Other
Fair value beginning of period	$3	$59	$67	$(4)
Total gains/(losses) for the period:
Included in earnings	(1)	—	—	—
Purchases and contributions	22	—	—	4
Sales	(22)	—	—	(7)
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$2	$59	$67	$(7)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$1	$—	$—	$—

Six months ended March 31, 2019 Level 3 instruments at fair value
	Financial assets			Financial liabilities
$ in millions	Trading instruments - Other	Private equity investments	Other investments (1)	Trading instruments - Other
Fair value beginning of period	$1	$56	$67	$(7)
Total gains/(losses) for the period:
Included in earnings	—	—	—	2
Purchases and contributions	60	3	—	9
Sales	(59)	—	—	(11)
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$2	$59	$67	$(7)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—

(1)
Beginning of period balance includes $67 million of preferred ARS, which were reclassified from available-for-sale securities in connection with the adoption of ASU 2016-01. See Note 2 for additional information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Three months ended March 31, 2018 Level 3 instruments at fair value
	Financial assets			Financial liabilities
$ in millions	Trading instruments - Other	Available-for-sale securities - ARS - preferred	Private equity investments	Trading instruments - Other
Fair value beginning of period	$3	$107	$89	$(1)
Total gains/(losses) for the period:
Included in earnings	—	—	7	1
Included in other comprehensive income	—	1	—	—
Purchases and contributions	24	—	—	—
Sales	(26)	—	—	(1)
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$1	$108	$96	$(1)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$1	$—	$7	$—
Unrealized gains/(losses) for the period included in other comprehensive income for instruments held at the end of the reporting period	$—	$1	$—	$—

Six months ended March 31, 2018 Level 3 instruments at fair value
	Financial assets			Financial liabilities
$ in millions	Trading instruments - Other	Available-for-sale securities - ARS - preferred	Private equity investments	Trading instruments - Other
Fair value beginning of period	$6	$106	$89	$—
Total gains/(losses) for the period:
Included in earnings	(1)	—	7	—
Included in other comprehensive income	—	2	—	—
Purchases and contributions	44	—	—	—
Sales	(48)	—	—	(1)
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$1	$108	$96	$(1)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$1	$—	$7	$—
Unrealized gains/(losses) for the period included in other comprehensive income for instruments held at the end of the reporting period	$—	$2	$—	$—

As of March 31, 2019, 11% of our assets and 2% of our liabilities were measured at fair value on a recurring basis.  In comparison, as of September 30, 2018, 10% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 represented 3% of our assets measured at fair value as of both March 31, 2019 and September 30, 2018.

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

Level 3 financial instrument $ in millions	Fair value at March 31, 2019	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements
Other investments - ARS preferred	$67	Discounted cash flow	Average discount rate	5.82% - 7.15% (6.44%)
			Average interest rates applicable to future interest income on the securities (1)	3.12% - 4.15% (3.38%)
			Prepayment year (2)	2019 - 2021 (2021)
Private equity investments (not measured at NAV)	$46	Income approach - discounted cash flow	Discount rate	25%
			Terminal EBITDA multiple	10.0x
			Terminal year	2022 - 2042 (2023)
	$13	Transaction price or other investment-specific events (3)	Not meaningful (3)	Not meaningful (3)

Level 3 financial instrument $ in millions	Fair value at September 30, 2018	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements
ARS preferred	$67	Discounted cash flow	Average discount rate	6.50% - 7.85% (7.13%)
			Average interest rates applicable to future interest income on the securities (1)	4.13% - 5.51% (4.47%)
			Prepayment year (2)	2018 - 2021 (2021)
Private equity investments (not measured at NAV)	$43	Income approach - discounted cash flow	Discount rate	25%
			Terminal EBITDA multiple	10.0x
			Terminal year	2022 - 2042 (2023)
	$13	Transaction price or other investment-specific events (3)	Not meaningful (3)	Not meaningful (3)

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

Other investments - ARS preferred

The future interest rate and prepayment assumptions impacting the valuation of the auction rate securities are directly related. As short-term interest rates rise, the penalty interest rates, which are embedded in most of these securities in the event auctions fail to set the security’s interest rate, also increase. As penalty interest rates rise, we estimate that issuers of the securities will have the economic incentive to refinance (and thus prepay) the securities. As such, increases in interest rates, which would generally result in an earlier prepayment assumption, would have increased the fair value of the securities. Increases in the discount rates would have resulted in a lower fair value of the securities.

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

Our private equity portfolio as of March 31, 2019 included various direct investments, as well as investments in third-party private equity funds and various private equity funds which we sponsor. The portfolio is primarily invested in a broad range of industries including leveraged buyouts, growth capital, distressed capital, venture capital and mezzanine capital. Due to the closed-end nature of certain of our fund investments, such investments cannot be redeemed directly with the funds. Our investment is monetized by distributions received through the liquidation of the underlying assets of those funds, the timing of which is uncertain.

The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
March 31, 2019
Private equity investments measured at NAV	$85	$17
Private equity investments not measured at NAV	59
Total private equity investments	$144

September 30, 2018
Private equity investments measured at NAV	$91	$18
Private equity investments not measured at NAV	56
Total private equity investments	$147

Of the total private equity investments, the portions we owned were $100 million and $103 million as of March 31, 2019 and September 30, 2018, respectively. The portions of the private equity investments we did not own were $44 million as of both March 31, 2019 and September 30, 2018, and were included as a component of noncontrolling interests on our Condensed Consolidated Statements of Financial Condition.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial instruments measured at fair value on a nonrecurring basis

The following table presents assets measured at fair value on a nonrecurring basis along with the valuation techniques and significant unobservable inputs used in the valuation of the assets classified as level 3. These inputs represent those that a market participant would take into account when pricing these instruments. Weighted averages are calculated by weighting each input by the relative fair values of the related financial instrument.

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
March 31, 2019
Bank loans, net:
Impaired loans: residential	$8	$15	$23	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.4 yrs.)
Impaired loans: corporate	$—	$30	$30	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loan held for sale	$64	$—	$64	N/A	N/A	N/A
Other assets: OREO	$2	$—	$2	N/A	N/A	N/A

September 30, 2018
Bank loans, net:
Impaired loans: residential	$10	$17	$27	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Impaired loans: corporate	$—	$1	$1	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loan held for sale	$41	$—	$41	N/A	N/A	N/A

(1)
The valuation techniques used for the corporate loans are appraisals or collateral value less selling costs for the collateral dependent loans and discounted cash flows for impaired loans that are not collateral dependent.

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

$ in millions	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
March 31, 2019
Financial assets:
Bank loans, net	$—	$79	$19,844	$19,923	$20,018
Financial liabilities:
Bank deposits - Certificates of deposit	$—	$—	$586	$586	$582
Senior notes payable	$—	$1,616	$—	$1,616	$1,550

September 30, 2018
Financial assets:
Bank loans, net	$—	$124	$19,116	$19,240	$19,449
Financial liabilities:
Bank deposits	$—	$19,496	$439	$19,935	$19,942
Senior notes payable	$—	$1,558	$—	$1,558	$1,550

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities are comprised of agency MBS and CMOs owned by Raymond James Bank, N.A. (“RJ Bank”). Refer to the discussion of our available-for-sale securities accounting policies, including the fair value determination process, in Note 2 of our 2018 Form 10-K. As of October 1, 2018, we adopted new accounting guidance related to the classification and measurement of financial instruments (ASU 2016-01), which requires changes in the fair value of equity securities to be recorded in net income. See Note 2 for further information. As a result, on a prospective basis beginning October 1, 2018, unrealized gains/(losses) on our equity securities previously classified and accounted for as available-for-sale are recorded in net income instead of OCI. Accordingly, as of the date of adoption we reclassified approximately $68 million of equity securities, substantially all of which consisted of preferred ARS, from “Available-for-sale securities” to “Other investments” on our Condensed Consolidated Statements of Financial Condition.

The following table details the amortized cost and fair values of our available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2019
Agency residential MBS	$1,548	$9	$(10)	$1,547
Agency commercial MBS	269	1	(2)	268
Agency CMOs	1,087	2	(11)	1,078
Total available-for-sale securities	$2,904	$12	$(23)	$2,893

September 30, 2018
Agency residential MBS	$1,616	$—	$(40)	$1,576
Agency commercial MBS	47	—	—	47
Agency CMOs	1,035	—	(30)	1,005
Other securities	2	—	(1)	1
Total RJ Bank available-for-sale securities	2,700	—	(71)	2,629
ARS preferred	61	6	—	67
Total available-for-sale securities	$2,761	$6	$(71)	$2,696

See Note 3 for additional information regarding the fair value of available-for-sale securities.

The following table details the contractual maturities, amortized cost, carrying values and current yields for our available-for-sale securities.  Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	March 31, 2019
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$—	$28	$900	$620	$1,548
Carrying value	$—	$28	$898	$621	$1,547
Agency commercial MBS
Amortized cost	$5	$217	$21	$26	$269
Carrying value	$5	$216	$21	$26	$268
Agency CMOs
Amortized cost	$—	$—	$90	$997	$1,087
Carrying value	$—	$—	$89	$989	$1,078
Total available-for-sale securities
Amortized cost	$5	$245	$1,011	$1,643	$2,904
Carrying value	$5	$244	$1,008	$1,636	$2,893
Weighted-average yield	1.87%	2.33%	2.42%	2.59%	2.51%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table details the gross unrealized losses and fair value of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2019
Agency residential MBS	$27	$—	$855	$(10)	$882	$(10)
Agency commercial MBS	—	—	181	(2)	181	(2)
Agency CMOs	55	—	734	(11)	789	(11)
Total	$82	$—	$1,770	$(23)	$1,852	$(23)
September 30, 2018
Agency residential MBS	$747	$(15)	$753	$(25)	$1,500	$(40)
Agency commercial MBS	40	—	6	—	46	—
Agency CMOs	316	(5)	666	(25)	982	(30)
Other securities	—	—	1	(1)	1	(1)
Total	$1,103	$(20)	$1,426	$(51)	$2,529	$(71)

U.S. government agencies guarantee the contractual cash flows of the agency MBS and CMOs. At March 31, 2019, of the 208 agency MBS and CMOs in an unrealized loss position, seven were in a continuous unrealized loss position for less than 12 months and 201 were for 12 months or more. We do not consider these securities to be other-than-temporarily impaired due to the guarantee of the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities. At March 31, 2019, debt securities we held in excess of ten percent of our equity included Federal National Home Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) which had an amortized cost of $1.79 billion and $854 million, respectively, and a fair value of $1.78 billion and $851 million, respectively.

During the three and six months ended March 31, 2019 and 2018, there were no sales of agency MBS or CMO available-for-sale securities.

NOTE 5 – DERIVATIVE ASSETS AND DERIVATIVE LIABILITIES

Our derivative assets and derivative liabilities are recorded at fair value and are included in “Derivative assets” and “Derivative liabilities” on our Condensed Consolidated Statements of Financial Condition. Cash flows related to our derivatives are included within operating activities in the Condensed Consolidated Statements of Cash Flows. The significant accounting policies governing our derivatives, including our methodologies for determining fair value, are described in Note 2 of our 2018 Form 10-K.

Derivatives arising from our fixed income business operations

We enter into interest rate derivatives in our fixed income business to facilitate client transactions or to actively manage risk exposures that arise from our client activity, including a portion of our trading inventory. The majority of these derivatives are traded in the over-the-counter market and are executed directly with another counterparty or are cleared and settled through a clearing organization.

We also facilitate matched book derivative transactions in which Raymond James Financial Products, Inc. (“RJFP”), a wholly owned subsidiary, enters into interest rate derivatives with clients. For every derivative RJFP enters into with a client, it also enters into an offsetting derivative on terms that mirror the client transaction with a credit support provider, which is a third-party financial institution. Any collateral required to be exchanged under these derivatives is administered directly between the client and the third-party financial institution. Due to this pass-through transaction structure, RJFP has completely mitigated the market and credit risk on these derivatives. As a result, derivatives for which the fair value is in an asset position have an equal and offsetting derivative liability. RJFP only has credit risk on its uncollected derivative transaction fee revenues. The receivable for uncollected derivative transaction fee revenues of RJFP was insignificant as of March 31, 2019 and September 30, 2018.

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

The cash flows associated with certain assets held by RJ Bank provide interest income at fixed interest rates. Therefore, the value of these assets, absent any risk mitigation, is subject to fluctuation based upon changes in market rates of interest over time. RJ Bank enters into floating-rate advances from the Federal Home Loan Bank (“FHLB”) to, in part, fund these assets and then enters into interest rate contracts which swap variable interest payments on this debt for fixed interest payments. These interest rate swaps are designated as cash flow hedges and effectively fix RJ Bank’s cost of funds associated with these assets to mitigate a portion of the market risk.

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

Counterparty netting and collateral related to derivatives

To reduce credit exposure on certain of our derivative transactions, we may enter into a master netting arrangement that allows for net settlement of all derivatives with each counterparty.  In addition, the credit support annex allows parties to the master netting agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  We accept collateral in the form of cash or other marketable securities.  Where permitted, we elect to net-by-counterparty certain derivatives entered into under a legally enforceable master netting agreement and, therefore, the fair value of those derivatives are netted by counterparty on the Condensed Consolidated Statements of Financial Condition. As we elect to net-by-counterparty the fair value of such derivatives, we also net-by-counterparty cash collateral exchanged as part of those derivative agreements. We may also require certain counterparties to make a deposit at the inception of a derivative agreement, referred to as “initial margin.” This initial margin is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition.

We are also required to maintain deposits with the clearing organizations we utilize to clear certain of our interest rate derivatives. This initial margin is included as a component of “Other investments” or “Available-for-sale securities” on our Condensed Consolidated Statements of Financial Condition. On a daily basis, we also pay cash to or receive cash from these clearing organizations due to changes in the fair value of the derivatives which they clear. Such payments are referred to as “variation margin” and are considered to be settlement of the related derivatives.

Due to the short-term nature of forward foreign exchange contracts, RJ Bank is generally not required to post collateral with and does not generally receive collateral from its respective counterparties.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Derivative balances included in our financial statements

The following table presents the gross fair value and notional amount of derivatives by product type, the amounts of counterparty and cash collateral netting on our Condensed Consolidated Statements of Financial Condition, as well as collateral posted and received under credit support agreements that do not meet the criteria for netting under GAAP.

	March 31, 2019			September 30, 2018
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate:
Matched book	$210	$210	$2,387	$160	$160	$2,416
Other (1)	79	87	8,692	74	113	9,398
Foreign exchange	—	2	521	1	1	549
Equity - DBRSU obligation (2)	—	7	7	—	16	16
Subtotal	289	306	11,607	235	290	12,379
Derivatives designated as hedging instruments
Interest rate	3	—	850	—	1	850
Foreign exchange	—	4	832	—	3	892
Subtotal	3	4	1,682	—	4	1,742
Total gross fair value/notional amount	292	310	$13,289	235	294	$14,121
Offset on the Condensed Consolidated Statements of Financial Condition
Counterparty netting	(12)	(12)		(26)	(26)
Cash collateral netting	(29)	(51)		(29)	(21)
Total amounts offset	(41)	(63)		(55)	(47)
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	251	247		180	247
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
Financial instruments (3)	(217)	(210)		(162)	(160)
Total	$34	$37		$18	$87

(1)
Substantially all relates to interest rate derivatives entered into as part of our fixed income business operations, including to be announced (“TBA”) security contracts that are accounted for as derivatives.

(2)
The DBRSU obligation is not subject to an enforceable master netting arrangement or other similar arrangement. However, we held shares of DB as an economic hedge against this obligation with a fair value of $6 million and $12 million as of March 31, 2019 and September 30, 2018, respectively, which are a component of “Other investments” on our Condensed Consolidated Statements of Financial Condition.

(3)
Although the matched book derivative arrangements do not meet the definition of a master netting arrangement as specified by GAAP, the agreement with the third-party intermediary includes terms that are similar to a master netting agreement. As a result, we present the matched book amounts net in the preceding table.

The following table details the gains/(losses) included in AOCI, net of income taxes, on derivatives designated as hedging instruments. These gains/(losses) include any amounts reclassified from AOCI to income during the period. See Note 14 for additional information.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2019	2018	2019	2018
Interest rate (cash flow hedges)	$(13)	$14	$(30)	$21
Foreign exchange (net investment hedges)	(11)	19	26	25
Total gains/(losses) recognized in AOCI, net of taxes	$(24)	$33	$(4)	$46

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three and six months ended March 31, 2019 and 2018. We expect to reclassify an estimated $4 million of interest income out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is 9 years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized in the Condensed Consolidated Statements of Income and Comprehensive Income.

$ in millions	Location of gain/(loss) included in the Condensed Consolidated Statements of Income and Comprehensive Income	Gain/(loss) recognized during the
		three months ended March 31,		six months ended March 31,
		2019	2018	2019	2018
Interest rate	Principal transactions/other revenues	$—	$—	$2	$2
Foreign exchange	Other revenues	$(4)	$10	$22	$9
Equity - DBRSU obligation	Compensation, commissions and benefits expense	$—	$8	$5	$5

Risks associated with, and our risk mitigation related to, our derivative contracts

Credit risk

We are exposed to credit losses in the event of nonperformance by the counterparties to forward foreign exchange derivative agreements and interest rate derivatives that are not cleared through a clearing organization. Where we are subject to credit exposure, we perform a credit evaluation of counterparties prior to entering into derivative transactions and we monitor their credit standings.  Currently, we anticipate that all of the counterparties will be able to fully satisfy their obligations under those agreements.  We may require initial margin or collateral from counterparties in the form of cash deposits or other marketable securities to support certain of these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties.

Our only exposure to credit risk in the matched book derivatives operations is related to our uncollected derivative transaction fee revenues. We are not exposed to market risk on these derivatives due to the pass-through transaction structure previously described.

Interest rate and foreign exchange risk

We are exposed to interest rate risk related to certain of our interest rate derivatives. We are also exposed to foreign exchange risk related to our forward foreign exchange derivatives.  On a daily basis, we monitor our risk exposure on our derivatives based on established limits with respect to a number of factors, including interest rate, foreign exchange spot and forward rates, spread, ratio, basis and volatility risks.  These exposures are monitored both on a total portfolio basis and separately for each agreement for selected maturity periods.

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment-grade, the counterparties to the derivative instruments could terminate and request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was insignificant as of both March 31, 2019 and September 30, 2018.

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

	Assets		Liabilities
$ in millions	Reverse repurchase agreements	Securities borrowed	Repurchase agreements	Securities loaned
March 31, 2019
Gross amounts of recognized assets/liabilities	$447	$224	$210	$710
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	447	224	210	710
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(447)	(221)	(210)	(697)
Net amounts	$—	$3	$—	$13
September 30, 2018
Gross amounts of recognized assets/liabilities	$373	$255	$186	$423
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	373	255	186	423
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(373)	(248)	(186)	(408)
Net amounts	$—	$7	$—	$15

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

$ in millions	March 31, 2019	September 30, 2018
Collateral we received that was available to be delivered or repledged	$3,150	$3,165
Collateral that we delivered or repledged	$1,782	$1,389

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

$ in millions	March 31, 2019	September 30, 2018
Financial instruments owned, at fair value, pledged to counterparties that:
Had the right to deliver or repledge	$563	$510
Did not have the right to deliver or repledge	$65	$65
Bank loans, net pledged at FHLB and the Federal Reserve Bank	$4,496	$4,075

Repurchase agreements, repurchase-to-maturity transactions and securities loaned accounted for as secured borrowings

The following table presents the remaining contractual maturity of repurchase agreements and securities lending transactions accounted for as secured borrowings.

$ in millions	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
March 31, 2019
Repurchase agreements:
Government and agency obligations	$82	$—	$—	$—	$82
Agency MBS and CMOs	128	—	—	—	128
Total repurchase agreements	210	—	—	—	210
Securities loaned:
Equity securities	710	—	—	—	710
Total	$920	$—	$—	$—	$920

September 30, 2018
Repurchase agreements:
Government and agency obligations	$102	$—	$—	$—	$102
Agency MBS and CMOs	84	—	—	—	84
Total repurchase agreements	186	—	—	—	186
Securities loaned:
Equity securities	423	—	—	—	423
Total	$609	$—	$—	$—	$609

As of both March 31, 2019 and September 30, 2018, we did not have any “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security.

NOTE 7 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by RJ Bank and include commercial and industrial (“C&I”) loans, tax-exempt loans, securities-based and other loans (“SBL and other”), and commercial and residential real estate loans. These receivables are collateralized by first and, to a lesser extent, second mortgages on residential or other real property, other assets of the borrower, a pledge of revenue or are unsecured. See Note 2 of our 2018 Form 10-K for a discussion of accounting policies related to bank loans and allowances for losses.

We segregate our loan portfolio into six loan portfolio segments: C&I, commercial real estate (“CRE”), CRE construction, tax-exempt, residential mortgage, and SBL and other. These portfolio segments also serve as the portfolio loan classes for purposes of credit analysis, except for residential mortgage loans which are further disaggregated into residential first mortgage and residential home equity classes.

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

	March 31, 2019		September 30, 2018
$ in millions	Balance	%	Balance	%
Loans held for investment:
C&I loans	$8,324	41%	$7,786	40%
CRE construction loans	227	1%	151	1%
CRE loans	3,366	16%	3,624	18%
Tax-exempt loans	1,286	6%	1,227	6%
Residential mortgage loans	3,996	20%	3,757	19%
SBL and other	3,031	15%	3,033	15%
Total loans held for investment	20,230		19,578
Net unearned income and deferred expenses	(20)		(21)
Total loans held for investment, net	20,210		19,557
Loans held for sale, net	143	1%	164	1%
Total loans held for sale and investment	20,353	100%	19,721	100%
Allowance for loan losses	(218)		(203)
Bank loans, net	$20,135		$19,518

At March 31, 2019, the FHLB had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 11 for more information regarding borrowings from the FHLB.

Loans held for sale

RJ Bank originated or purchased $475 million and $1.27 billion of loans held for sale during the three and six months ended March 31, 2019, respectively, and $323 million and $681 million during the three and six months ended March 31, 2018 respectively. Proceeds from the sale of these held for sale loans amounted to $100 million and $357 million during the three and six months ended March 31, 2019 and $136 million and $228 million during the three and six months ended March 31, 2018, respectively. Net gains resulting from such sales were insignificant in all periods during the three and six months ended March 31, 2019 and 2018.

Purchases and sales of loans held for investment

The following table presents purchases and sales of any loans held for investment by portfolio segment.

$ in millions	C&I loans	CRE loans	Residential mortgage loans	Total
Three months ended March 31, 2019
Purchases	$428	$25	$46	$499
Sales	$24	$—	$—	$24
Six months ended March 31, 2019
Purchases	$690	$25	$122	$837
Sales	$93	$—	$—	$93
Three months ended March 31, 2018
Purchases	$124	$43	$49	$216
Sales	$77	$—	$—	$77
Six months ended March 31, 2018
Purchases	$272	$63	$94	$429
Sales	$108	$—	$—	$108

Sales in the preceding table represent the recorded investment of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2 of our 2018 Form 10-K, corporate loan (C&I, CRE and CRE construction) sales generally occur as part of our credit management activities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Aging analysis of loans held for investment

The following table presents an analysis of the payment status of loans held for investment. Amounts in the table exclude any net unearned income and deferred expenses.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual	Current and accruing	Total loans held for investment
March 31, 2019
C&I loans	$—	$—	$—	$27	$8,297	$8,324
CRE construction loans	—	—	—	—	227	227
CRE loans	—	—	—	10	3,356	3,366
Tax-exempt loans	—	—	—	—	1,286	1,286
Residential mortgage loans:
First mortgage loans	6	—	6	19	3,944	3,969
Home equity loans/lines	—	—	—	—	27	27
SBL and other	—	—	—	—	3,031	3,031
Total loans held for investment	$6	$—	$6	$56	$20,168	$20,230

September 30, 2018
C&I loans	$—	$—	$—	$2	$7,784	$7,786
CRE construction loans	—	—	—	—	151	151
CRE loans	—	—	—	—	3,624	3,624
Tax-exempt loans	—	—	—	—	1,227	1,227
Residential mortgage loans:
First mortgage loans	1	—	1	23	3,707	3,731
Home equity loans/lines	—	—	—	—	26	26
SBL and other	—	—	—	—	3,033	3,033
Total loans held for investment	$1	$—	$1	$25	$19,552	$19,578

The preceding table includes $44 million and $11 million at March 31, 2019 and September 30, 2018, respectively, of nonaccrual loans which were current pursuant to their contractual terms.

Other real estate owned, included in “Other assets” on our Condensed Consolidated Statements of Financial Condition, was $5 million and $3 million at March 31, 2019 and September 30, 2018, respectively. The recorded investment in mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process was $8 million and $12 million at March 31, 2019 and September 30, 2018, respectively.

Impaired loans and troubled debt restructurings

The following table provides a summary of RJ Bank’s impaired loans.

	March 31, 2019			September 30, 2018
$ in millions	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
Impaired loans with allowance for loan losses:
C&I loans	$25	$26	$7	$—	$—	$—
Residential - first mortgage loans	12	15	1	15	20	2
Total	37	41	8	15	20	2
Impaired loans without allowance for loan losses:
C&I loans	2	2	—	2	2	—
CRE loans	10	13	—	—	—	—
Residential - first mortgage loans	12	19	—	13	20	—
Total	24	34	—	15	22	—
Total impaired loans	$61	$75	$8	$30	$42	$2

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

The preceding table includes residential first mortgage troubled debt restructurings (“TDR”) of $20 million and $21 million at March 31, 2019 and September 30, 2018, respectively.

The average balance of the total impaired loans was as follows.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2019	2018	2019	2018
Average impaired loan balance:
C&I loans	$27	$4	$16	$5
CRE loans	3	—	2	—
Residential - first mortgage loans	25	35	26	37
Total	$55	$39	$44	$42

Credit quality indicators

The credit quality of RJ Bank’s loan portfolio is summarized monthly by management using the standard asset classification system utilized by bank regulators for the SBL and other and residential mortgage loan portfolios, and internal risk ratings, which correspond to the same standard asset classifications, for the corporate loan portfolios.  These classifications are divided into three groups:  Not Classified (Pass), Special Mention, and Classified or Adverse Rating (Substandard, Doubtful and Loss). These terms are defined as follows:

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the credit quality of RJ Bank’s held for investment loan portfolio.

$ in millions	Pass	Special mention	Substandard	Doubtful	Total
March 31, 2019
C&I loans	$8,193	$15	$116	$—	$8,324
CRE construction loans	227	—	—	—	227
CRE loans	3,287	55	24	—	3,366
Tax-exempt loans	1,286	—	—	—	1,286
Residential mortgage loans:
First mortgage loans	3,933	8	28	—	3,969
Home equity loans/lines	27	—	—	—	27
SBL and other	3,031	—	—	—	3,031
Total	$19,984	$78	$168	$—	$20,230

September 30, 2018
C&I loans	$7,679	$48	$59	$—	$7,786
CRE construction loans	140	11	—	—	151
CRE loans	3,547	44	33	—	3,624
Tax-exempt loans	1,227	—	—	—	1,227
Residential mortgage loans:
First mortgage loans	3,693	8	30	—	3,731
Home equity loans/lines	26	—	—	—	26
SBL and other	3,033	—	—	—	3,033
Total	$19,345	$111	$122	$—	$19,578

Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for loan losses and reserve for unfunded lending commitments

The following table presents changes in the allowance for loan losses of RJ Bank by portfolio segment.

	Loans held for investment
$ in millions	C&I loans	CRE construction loans	CRE loans	Tax-exempt loans	Residential mortgage loans	SBL and other	Total
Three months ended March 31, 2019
Balance at beginning of period	$137	$3	$46	$9	$19	$5	$219
Provision/(benefit) for loan losses	6	—	2	(1)	(2)	—	5
Net (charge-offs)/recoveries:
Charge-offs	(3)	—	(3)	—	—	—	(6)
Recoveries	—	—	—	—	—	—	—
Net charge-offs	(3)	—	(3)	—	—	—	(6)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$140	$3	$45	$8	$17	$5	$218

Six months ended March 31, 2019
Balance at beginning of period	$123	$3	$47	$9	$17	$4	$203
Provision/(benefit) for loan losses	21	—	1	(1)	(1)	1	21
Net (charge-offs)/recoveries:
Charge-offs	(3)	—	(3)	—	—	—	(6)
Recoveries	—	—	—	—	1	—	1
Net (charge-offs)/recoveries	(3)	—	(3)	—	1	—	(5)
Foreign exchange translation adjustment	(1)	—	—	—	—	—	(1)
Balance at end of period	$140	$3	$45	$8	$17	$5	$218

Three months ended March 31, 2018
Balance at beginning of period	$121	$2	$41	$7	$16	$4	$191
Provision/(benefit) for loan losses	7	—	2	1	(2)	—	8
Net (charge-offs)/recoveries:
Charge-offs	(3)	—	—	—	(1)	—	(4)
Recoveries	—	—	—	—	—	—	—
Net charge-offs	(3)	—	—	—	(1)	—	(4)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$125	$2	$43	$8	$13	$4	$195

Six months ended March 31, 2018
Balance at beginning of period	$120	$1	$42	$6	$17	$4	$190
Provision/(benefit) for loan losses	9	1	1	2	(4)	—	9
Net (charge-offs)/recoveries:
Charge-offs	(4)	—	—	—	—	—	(4)
Recoveries	—	—	—	—	—	—	—
Net charge-offs	(4)	—	—	—	—	—	(4)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$125	$2	$43	$8	$13	$4	$195

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment (excluding any net unearned income and deferred expenses) and the related allowance for loan losses.

	Loans held for investment
	Allowance for loan losses			Recorded investment
$ in millions	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
March 31, 2019
C&I loans	$7	$133	$140	$27	$8,297	$8,324
CRE construction loans	—	3	3	—	227	227
CRE loans	—	45	45	10	3,356	3,366
Tax-exempt loans	—	8	8	—	1,286	1,286
Residential mortgage loans	1	16	17	30	3,966	3,996
SBL and other	—	5	5	—	3,031	3,031
Total	$8	$210	$218	$67	$20,163	$20,230

September 30, 2018
C&I loans	$—	$123	$123	$2	$7,784	$7,786
CRE construction loans	—	3	3	—	151	151
CRE loans	—	47	47	—	3,624	3,624
Tax-exempt loans	—	9	9	—	1,227	1,227
Residential mortgage loans	2	15	17	35	3,722	3,757
SBL and other	—	4	4	—	3,033	3,033
Total	$2	$201	$203	$37	$19,541	$19,578

The reserve for unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $9 million and $10 million at March 31, 2019 and September 30, 2018, respectively.

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

$ in millions	Aggregate assets	Aggregate liabilities
March 31, 2019
Private Equity Interests	$69	$5
LIHTC fund in which RJ Bank is an investor member	55	—
Guaranteed LIHTC Fund	19	3
Other LIHTC funds	19	21
Restricted Stock Trust Fund	19	19
Total	$181	$48

September 30, 2018
Private Equity Interests	$67	$5
LIHTC fund in which RJ Bank is an investor member	53	—
Guaranteed LIHTC Fund	40	3
Other LIHTC funds	18	18
Restricted Stock Trust Fund	14	14
Total	$192	$40

See Note 13 of this Form 10-Q for additional information regarding the commitment related to the Guaranteed LIHTC Fund and Note 9 of our 2018 Form 10-K for information regarding the financing asset associated with this fund.

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

$ in millions	March 31, 2019	September 30, 2018
Assets:
Cash, cash equivalents and cash segregated pursuant to regulations	$10	$7
Intercompany and other receivables	2	1
Private equity investments	62	63
Investments in real estate partnerships held by consolidated variable interest entities	88	107
Trust fund investment in RJF common stock	19	14
Total assets	$181	$192

Liabilities and equity:
Other payables	$23	$27
Intercompany payables	22	17
Total liabilities	45	44
RJF equity	72	70
Noncontrolling interests	64	78
Total equity	136	148
Total liabilities and equity	$181	$192

The trust fund investment in RJF common stock in the preceding table relates to the Restricted Stock Trust Fund, which is included in “Treasury stock” on our Condensed Consolidated Statements of Financial Condition.

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

	March 31, 2019			September 30, 2018
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
Private Equity Interests	$5,483	$155	$66	$6,908	$154	$68
LIHTC funds	6,150	2,117	31	5,692	1,912	93
Other	215	116	5	211	114	4
Total	$11,848	$2,388	$102	$12,811	$2,180	$165

NOTE 9 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

Our goodwill and identified intangible assets result from various acquisitions. See Notes 2 and 12 of our 2018 Form 10-K for information about our goodwill and intangible assets, including the related accounting policies.

We perform goodwill and indefinite-lived intangible asset impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value or indicate that the asset is impaired.  We performed our latest annual impairment testing for our goodwill and indefinite-lived intangible asset as of our January 1, 2019 evaluation date, evaluating balances as of December 31, 2018. We performed a qualitative impairment assessment for each of our reporting units that had goodwill, as well as for our indefinite-lived intangible asset.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our qualitative assessments consider macroeconomic indicators, such as trends in equity and fixed income markets, GDP, unemployment rates, interest rates, housing markets and trade policy. We also consider regulatory changes, reporting unit specific results, and changes in key personnel and strategy. Changes in these indicators, and our ability to respond to such changes, may trigger the need for impairment testing at a point other than our annual assessment date.  Based upon the outcome of our qualitative assessments, no impairment was identified. No events have occurred since our assessments that would cause us to update this impairment testing.

NOTE 10 – BANK DEPOSITS

Bank deposits include savings and money market accounts, certificates of deposit with RJ Bank, Negotiable Order of Withdrawal (“NOW”) accounts and demand deposits. The following table presents a summary of bank deposits including the weighted-average rate, the calculation of which was based on the actual deposit balances at each respective period.

	March 31, 2019		September 30, 2018
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Savings and money market accounts	$21,021	0.67%	$19,475	0.54%
Certificates of deposit	582	2.35%	445	2.03%
NOW accounts	6	0.01%	6	0.01%
Demand deposits (non-interest-bearing)	9	—%	16	—
Total bank deposits	$21,618	0.71%	$19,942	0.57%
Total bank deposits in the preceding table exclude affiliate deposits of $155 million at March 31, 2019 and $279 million at September 30, 2018. These affiliate deposits included $146 million at March 31, 2019 and $277 million at September 30, 2018, held in a deposit account at RJ Bank on behalf of RJF.

Savings and money market accounts in the preceding table consist primarily of deposits that are cash balances swept from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”) to RJ Bank. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”). The aggregate amount of individual time deposit account balances that exceeded the FDIC insurance limit at March 31, 2019 was approximately $30 million.

The following table sets forth the scheduled maturities of certificates of deposit.

	March 31, 2019		September 30, 2018
$ in millions	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
Three months or less	$41	$26	$30	$17
Over three through six months	31	24	20	13
Over six through twelve months	44	32	38	26
Over one through two years	65	44	65	40
Over two through three years	22	67	21	14
Over three through four years	56	29	44	26
Over four through five years	68	33	63	28
Total	$327	$255	$281	$164

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2019	2018	2019	2018
Savings, money market, and NOW accounts	$34	$10	$67	$17
Certificates of deposit	3	2	5	3
Total interest expense on deposits	$37	$12	$72	$20

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11 – OTHER BORROWINGS

The following table details the components of other borrowings.

$ in millions	March 31, 2019	September 30, 2018
FHLB advances	$875	$875
Mortgage notes payable and other	21	24
Total other borrowings	$896	$899

Borrowings from the FHLB as of March 31, 2019 and September 30, 2018, were comprised of both floating and fixed-rate advances. As of March 31, 2019 and September 30, 2018, the floating-rate advances, which have interest rates that reset quarterly, totaled $850 million. The floating-rate advances mature in June 2020. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting the balances subject to variable interest rates to a fixed interest rate. Refer to Note 5 for information regarding these interest rate swaps, which are accounted for as hedging instruments. As of both March 31, 2019 and September 30, 2018, the fixed-rate advance totaled $25 million and bears interest at a fixed rate of 3.4%. This advance matures in October 2020. All of the advances were secured by a blanket lien granted to the FHLB on our residential mortgage loan portfolio. The weighted average interest rate on these FHLB advances as of March 31, 2019 and September 30, 2018 was 2.63% and 2.41%, respectively.

On February 19, 2019, RJF and RJ&A entered into an unsecured revolving credit facility agreement (the “Credit Facility”) which replaced the previous unsecured revolving credit facility agreement (the “RJF Credit Facility”) entered into by RJF. The Credit Facility has a maturity date of February 2024 and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500 million, with a sublimit of $300 million for RJF, at variable rates of interest. There were no borrowings outstanding on the Credit Facility as of March 31, 2019. There is a variable rate facility fee associated with the Credit Facility, which varies depending upon RJF’s credit rating. Based upon RJF’s credit rating as of March 31, 2019, the variable rate facility fee, which is applied to the committed amount, was 0.175% per annum.

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

NOTE 12 – INCOME TAXES

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

Effective tax rate

Our effective income tax rate was 25.4% for the six months ended March 31, 2019, which was lower than the 34.8% effective tax rate for fiscal year 2018. The decrease in the current period effective income tax rate compared to fiscal year 2018’s effective income tax rate was due to the prior year remeasurement of our deferred tax assets at a lower enacted federal corporate tax rate, which negatively impacted the prior year’s effective income tax rate by 8.1%, as well as a decrease in the current year’s federal statutory tax rate from 24.5% to 21.0%.

Uncertain tax positions

We anticipate that the uncertain tax position liability balance will not change significantly over the next twelve months.

NOTE 13 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Loan and underwriting commitments

In the normal course of business, we enter into commitments for fixed income and equity underwritings. As of March 31, 2019, we had six such open underwriting commitments, which were subsequently settled in open market transactions and none of which resulted in a significant loss.

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting, transitional cost assistance, and retention purposes (see Note 2 of our 2018 Form 10-K for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us.  As of March 31, 2019, we had made commitments through the extension of formal offers totaling approximately $159 million that had not yet been funded; however, it is possible that not all of our offers will be accepted and therefore, we would not fund the total amount of the offers extended. As of March 31, 2019, $102 million of the total amount extended consisted of unfunded commitments to prospective financial advisors that had accepted our offers, or recently hired producers.

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

The following table presents RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding.

$ in millions	March 31, 2019	September 30, 2018
Open-end consumer lines of credit (primarily SBL)	$8,177	$7,332
Commercial lines of credit	$1,525	$1,643
Unfunded loan commitments	$546	$541
Standby letters of credit	$45	$41

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

Investment commitments

RJ Bank has committed approximately $81 million as an investor member in a LIHTC fund in which a subsidiary of RJTCF is the managing member (see Note 2 of our 2018 Form 10-K for information regarding the accounting policies governing these investments). As of March 31, 2019, RJ Bank had invested $71 million of the committed amount.

We had unfunded commitments to various private equity investments of $17 million as of March 31, 2019.

Other commitments

RJF has committed an amount of up to $225 million, subject to certain limitations, to either lend to, or guarantee obligations of RJTCF in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities. At March 31, 2019, RJTCF had $68 million outstanding against this commitment. RJTCF may borrow from RJF in order to make investments in, or fund loans or advances to, either project partnerships that purchase and develop properties qualifying for tax credits or LIHTC funds. Investments in project partnerships are sold to various LIHTC funds, which have third-party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to project partnerships and LIHTC funds.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency MBS (see the discussion of these activities within Note 2 of our 2018 Form 10-K).  At March 31, 2019, we had $254 million principal amount of outstanding forward MBS purchase commitments, which were expected to be purchased within 90 days following commitment.  In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and the date of sale of the MBS, we enter into TBA security contracts with investors for generic MBS at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the MBS differs significantly from the term and notional amount of the TBA security contract to which we entered.  These TBA securities and related purchase commitments are accounted for at fair value. As of March 31, 2019, the fair value of the TBA securities and the estimated fair value of the purchase commitments were insignificant.

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

RJTCF has provided a guaranteed return on investment to a third-party investor in the Guaranteed LIHTC Fund and RJF has guaranteed RJTCF’s performance under the arrangement.  Under the terms of the performance guarantee, should the underlying LIHTC project partnerships held by the Guaranteed LIHTC Fund fail to deliver a certain amount of tax credits and other tax benefits to this investor over the next four years, RJTCF is obligated to pay the investor an amount that results in the investor achieving a minimum specified return on their investment.  A $10 million financing asset was included in “Other assets,” and a related $10 million liability was included in “Other payables” on our Condensed Consolidated Statements of Financial Condition as of March 31, 2019 related to this obligation. The maximum exposure to loss under this guarantee was $10 million at March 31, 2019, which represented the undiscounted future payments due the investor.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

We guarantee the debt of one of our private equity investments. The amount of such debt, including the undrawn portion of a revolving credit facility, was $14 million as of March 31, 2019. The debt, which matures in 2021, is secured by substantially all of the assets of the borrower.

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

With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of March 31, 2019, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $110 million in excess of the aggregate reserves for such matters.  Refer to Note 2 of our 2018 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

Legal matters

On February 17, 2015, Jyll Brink (“Brink”) filed a putative class action complaint in the U.S. District Court for the Southern District of Florida (the “District Court”) under the caption Jyll Brink v. Raymond James & Associates, Inc. (the “Brink Complaint”). The Brink Complaint alleges that Brink, a former customer of RJ&A, was charged a fee in her Passport Investment Account, and that the fee included an unauthorized and undisclosed profit to RJ&A in violation of its customer agreement and applicable industry standards. The Passport Investment Account is a fee-based account in which clients pay asset-based advisory fees and certain processing fees for ongoing investment advice and monitoring of securities holdings. The Brink Complaint seeks, among other relief, damages in the amount of the difference between the actual cost of processing a trade, as alleged by Brink, and the fee charged by RJ&A. On October 19, 2018, the District Court certified a class of former and current customers of RJ&A who executed a Passport Agreement and were charged processing fees during the period between February 17, 2010 and February 17, 2015. On January 18, 2019, the U.S. Court of Appeals for the Eleventh Circuit (the “Appellate Court”) entered an order granting permission to RJ&A to appeal the District Court’s class certification order. On January 25, 2019, the District Court issued an order staying trial, calendar call and all remaining pretrial

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

deadlines pending resolution of the appeal. On April 5, 2019, Brink and RJ&A agreed in principle to a settlement of the Brink Complaint. The parties are currently negotiating a Stipulation of Settlement. Both the District Court and the Appellate Court have been informed of the foregoing. The settlement amount was included in “Other payables” in our Condensed Consolidated Statement of Financial Condition as of March 31, 2019.
On February 11, 2016, Caleb Wistar (“Wistar”) and Ernest Mayeaux (“Mayeaux”) filed a putative class action complaint in the District Court under the caption Caleb Wistar and Ernest Mayeaux v. Raymond James Financial Services, Inc. and Raymond James Financial Services Advisors, Inc. (as subsequently amended, the “Wistar Complaint”). Similar to the Brink Complaint, the Wistar Complaint alleges that Wistar and Mayeaux, former customers of Raymond James Financial Services, Inc. (“RJFS”) and Raymond James Financial Services Advisors, Inc. (“RJFSA”), were charged a fee in RJFS and RJFSA’s Passport Investment Account and that the fee included an unauthorized and undisclosed profit to RJFS and RJFSA in violation of its customer agreement and applicable industry standards. The Wistar Complaint seeks, among other relief, damages in the amount of the difference between the actual cost of processing a trade, as alleged by Wistar and Mayeaux, and the fee charge by RJFS and RJFSA. On April 5, 2019, Wistar and Mayeaux agreed in principle with RJFS and RJFSA to a settlement of the Wistar Complaint. The parties are currently negotiating a Stipulation of Settlement. The District Court has been informed of the foregoing. The settlement amount was included in “Other payables” in our Condensed Consolidated Statement of Financial Condition as of March 31, 2019.
While the parties have agreed in principle to settlements of the Brink Complaint and Wistar Complaint, there can be no assurance that the parties will execute Stipulations of Settlement, or if the parties do execute Stipulations of Settlement, that the District Court will grant preliminary approval or final approval to either or both settlements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

All of the components of OCI, net of tax, were attributable to RJF. The following table presents the net change in OCI as well as the changes, and the related tax effects, of each component of AOCI.

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended March 31, 2019
Accumulated other comprehensive income/(loss) as of beginning of period	$125	$(161)	$(36)	$(28)	$25	$(39)
Other comprehensive income/(loss):
Other comprehensive income/(loss) before reclassifications and taxes	(15)	19	4	26	(16)	14
Amounts reclassified from accumulated other comprehensive income/(loss), before tax	—	—	—	—	(2)	(2)
Pre-tax net other comprehensive income/(loss)	(15)	19	4	26	(18)	12
Income tax effect	4	—	4	(7)	5	2
Other comprehensive income/(loss) for the period, net of tax	(11)	19	8	19	(13)	14
Accumulated other comprehensive income/(loss) as of end of period	$114	$(142)	$(28)	$(9)	$12	$(25)
Six months ended March 31, 2019
Accumulated other comprehensive income/(loss) as of beginning of period	$88	$(111)	$(23)	$(46)	$42	$(27)
Cumulative effect of adoption of ASU 2016-01, net of tax	—	—	—	(4)	—	(4)
Other comprehensive income/(loss):
Other comprehensive income/(loss) before reclassifications and taxes	34	(31)	3	58	(40)	21
Amounts reclassified from accumulated other comprehensive income/(loss), before tax	—	—	—	—	(3)	(3)
Pre-tax net other comprehensive income/(loss)	34	(31)	3	58	(43)	18
Income tax effect	(8)	—	(8)	(17)	13	(12)
Other comprehensive income/(loss) for the period, net of tax	26	(31)	(5)	41	(30)	6
Accumulated other comprehensive income/(loss) as of end of period	$114	$(142)	$(28)	$(9)	$12	$(25)
Three months ended March 31, 2018
Accumulated other comprehensive income/(loss) as of beginning of period	$66	$(86)	$(20)	$(14)	$14	$(20)
Cumulative effect of adoption of ASU 2018-02	—	—	—	(2)	2	—
Other comprehensive income/(loss):
Other comprehensive income/(loss) before reclassifications and taxes	26	(21)	5	(24)	22	3
Amounts reclassified from accumulated other comprehensive income/(loss), before tax	—	—	—	—	1	1
Pre-tax net other comprehensive income/(loss)	26	(21)	5	(24)	23	4
Income tax effect	(7)	—	(7)	9	(9)	(7)
Other comprehensive income/(loss) for the period, net of tax	19	(21)	(2)	(15)	14	(3)
Accumulated other comprehensive income/(loss) as of end of period	$85	$(107)	$(22)	$(31)	$30	$(23)
Six months ended March 31, 2018
Accumulated other comprehensive income/(loss) as of beginning of period	$60	$(80)	$(20)	$(2)	$7	$(15)
Cumulative effect of adoption of ASU 2018-02	—	—	—	(2)	2	—
Other comprehensive income/(loss):
Other comprehensive income/(loss) before reclassifications and taxes	34	(27)	7	(40)	29	(4)
Amounts reclassified from accumulated other comprehensive income/(loss), before tax	—	—	—	—	2	2
Pre-tax net other comprehensive income/(loss)	34	(27)	7	(40)	31	(2)
Income tax effect	(9)	—	(9)	13	(10)	(6)
Other comprehensive income/(loss) for the period, net of tax	25	(27)	(2)	(27)	21	(8)
Accumulated other comprehensive income/(loss) as of end of period	$85	$(107)	$(22)	$(31)	$30	$(23)

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

Reclassifications from AOCI to net income, excluding taxes, for each of the three and six months ended March 31, 2019 and 2018 were recorded in “Interest expense” in the Condensed Consolidated Statements of Income and Comprehensive Income.

Our net investment hedges and cash flow hedges relate to our derivatives associated with RJ Bank’s business operations (see Note 5 for additional information on these derivatives).

Our policy is to release tax effects remaining in AOCI on an individual security basis.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15 – REVENUES

On October 1, 2018, we adopted new accounting guidance for revenue from contracts with customers. Under the new guidance, revenue is recognized when promised goods or services are delivered to our customers in an amount we expect to receive in exchange for those goods or services (i.e., the transaction price). Contracts with customers can include multiple services, which are accounted for as separate “performance obligations” if they are determined to be distinct. Our performance obligations to our customers are generally satisfied when we transfer the promised good or service to our customer, either at a point in time or over time. Revenue from a performance obligation transferred at a point in time is recognized at the time that the customer obtains control over the promised good or service. Revenue from our performance obligations satisfied over time are recognized in a manner that depicts our performance in transferring control of the good or service, which is generally measured based on time elapsed, as our customers simultaneously receive and consume the benefit of our services as they are provided.

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

We involve third parties in providing services to the customer for some of our contracts with customers. Under the new guidance, we are generally deemed to control the promised services before they are transferred to the customer. Accordingly, beginning with adoption of the new guidance, we present the related revenues gross of the related costs.

The following tables present our sources of revenues by segment. See Note 20 for additional information on our segment results.

	Three months ended March 31, 2019
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$638	$1	$149	$—	$(5)	$783
Brokerage revenues:
Securities commissions:
Mutual and other fund products	145	1	2	—	—	148
Insurance and annuity products	99	—	—	—	—	99
Equities, ETFs and fixed income products	74	30	—	—	(2)	102
Subtotal securities commissions	318	31	2	—	(2)	349
Principal transactions (1)	20	72	—	—	1	93
Total brokerage revenues	338	103	2	—	(1)	442
Account and services fees:
Mutual fund and annuity service fees	82	—	1	—	(5)	78
RJBDP fees	122	—	1	—	(44)	79
Client account and other fees	27	2	8	—	(3)	34
Total account and service fees	231	2	10	—	(52)	191
Investment banking:
Equity underwriting	8	18	—	—	(1)	25
Merger & acquisition and advisory	—	118	—	—	—	118
Fixed income investment banking	—	20	—	—	—	20
Total investment banking	8	156	—	—	(1)	163
Other:
Tax credit fund revenues	—	14	—	—	—	14
All other (1)	9	—	—	7	1	17
Total other	9	14	—	7	1	31
Total non-interest revenues	1,224	276	161	7	(58)	1,610
Interest income (1)	58	9	1	247	9	324
Total revenues	1,282	285	162	254	(49)	1,934
Interest expense	(11)	(8)	—	(42)	(14)	(75)
Net revenues	$1,271	$277	$162	$212	$(63)	$1,859

(continued on next page)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued from previous page)

	Three months ended March 31, 2018
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$616	$3	$152	$—	$(3)	$768
Brokerage revenues:
Securities commissions:
Mutual and other fund products	188	2	3	—	—	193
Insurance and annuity products	100	—	—	—	—	100
Equities, ETFs and fixed income products	96	36	—	—	—	132
Subtotal securities commissions	384	38	3	—	—	425
Principal transactions (1)	20	64	—	1	—	85
Total brokerage revenues	404	102	3	1	—	510
Account and services fees:
Mutual fund and annuity service fees	80	—	—	—	(2)	78
RJBDP fees	89	—	1	—	(22)	68
Client account and other fees	26	1	5	—	(1)	31
Total account and service fees	195	1	6	—	(25)	177
Investment banking:
Equity underwriting	9	19	—	—	—	28
Merger & acquisition and advisory	—	72	—	—	—	72
Fixed income investment banking	—	16	—	—	—	16
Total investment banking	9	107	—	—	—	116
Other:
Tax credit fund revenues	—	14	—	—	—	14
All other (1)	7	1	1	6	8	23
Total other	7	15	1	6	8	37
Total non-interest revenues	1,231	228	162	7	(20)	1,608
Interest income (1)	47	8	1	190	3	249
Total revenues	1,278	236	163	197	(17)	1,857
Interest expense	(6)	(6)	—	(18)	(15)	(45)
Net revenues	$1,272	$230	$163	$179	$(32)	$1,812

(continued on next page)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued from previous page)

	Six months ended March 31, 2019
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,345	$3	$310	$—	$(10)	$1,648
Brokerage revenues:
Securities commissions:
Mutual and other fund products	302	3	5	—	(2)	308
Insurance and annuity products	203	—	—	—	—	203
Equities, ETFs and fixed income products	158	70	—	—	(2)	226
Subtotal securities commissions	663	73	5	—	(4)	737
Principal transactions (1)	39	129	—	1	—	169
Total brokerage revenues	702	202	5	1	(4)	906
Account and services fees:
Mutual fund and annuity service fees	165	—	2	—	(8)	159
RJBDP fees	231	—	2	—	(85)	148
Client account and other fees	60	2	15	—	(8)	69
Total account and service fees	456	2	19	—	(101)	376
Investment banking:
Equity underwriting	15	45	—	—	—	60
Merger & acquisition and advisory	—	201	—	—	—	201
Fixed income investment banking	—	39	—	—	—	39
Total investment banking	15	285	—	—	—	300
Other:
Tax credit fund revenues	—	33	—	—	—	33
All other (1)	16	2	—	12	5	35
Total other	16	35	—	12	5	68
Total non-interest revenues	2,534	527	334	13	(110)	3,298
Interest income (1)	114	19	2	486	19	640
Total revenues	2,648	546	336	499	(91)	3,938
Interest expense	(21)	(16)	—	(84)	(27)	(148)
Net revenues	$2,627	$530	$336	$415	$(118)	$3,790

(continued on next page)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(continued from previous page)

	Six months ended March 31, 2018
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,207	$5	$293	$—	$(8)	$1,497
Brokerage revenues:
Securities commissions:
Mutual and other fund products	363	4	6	—	(1)	372
Insurance and annuity products	211	—	—	—	—	211
Equities, ETFs and fixed income products	186	74	—	—	(2)	258
Subtotal securities commissions	760	78	6	—	(3)	841
Principal transactions (1)	40	141	—	1	—	182
Total brokerage revenues	800	219	6	1	(3)	1,023
Account and services fees:
Mutual fund and annuity service fees	161	—	1	—	(4)	158
RJBDP fees	171	—	2	—	(43)	130
Client account and other fees	55	2	10	—	(7)	60
Total account and service fees	387	2	13	—	(54)	348
Investment banking:
Equity underwriting	16	36	—	—	—	52
Merger & acquisition and advisory	—	115	—	—	—	115
Fixed income investment banking	—	37	—	—	—	37
Total investment banking	16	188	—	—	—	204
Other:
Tax credit fund revenues	—	28	—	—	—	28
All other (1)	16	2	1	8	15	42
Total other	16	30	1	8	15	70
Total non-interest revenues	2,426	444	313	9	(50)	3,142
Interest income (1)	90	15	1	366	9	481
Total revenues	2,516	459	314	375	(41)	3,623
Interest expense	(11)	(12)	—	(31)	(31)	(85)
Net revenues	$2,505	$447	$314	$344	$(72)	$3,538

(1) These revenues are generally not in scope of the new accounting guidance for revenue from contracts with customers.

Asset management and related administrative fees

We earn asset management and related administrative fees for performing asset management, investment advisory and related administrative services for retail and institutional clients. Such fees are generally calculated as a percentage of the value of assets in fee-based accounts under administration in our Private Client Group (“PCG”) segment or the net asset value of institutional accounts, retail accounts we manage on behalf of third-party institutions or funds that we manage in our Asset Management segment. The value of these assets is impacted by market fluctuations and net inflows or outflows of assets. Fees are generally collected quarterly and are based on balances either at the beginning of the quarter, the end of the quarter, or average balances throughout the quarter. Asset management and related administrative fees are recognized on a monthly basis (i.e., over time) as the services are performed.

Revenues related to fee-based accounts under administration in PCG are shared by the PCG and Asset Management segments, the amount of which depends on whether clients are invested in assets that are overseen by our Asset Management segment (i.e., included in financial assets under management (“AUM”) in the Asset Management segment) and the administrative services being provided. Asset management revenues earned for retail accounts managed on behalf of third-party institutions, institutional accounts or funds that we manage are recorded entirely in the Asset Management segment.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Brokerage revenues

Securities commissions

Mutual and other fund products and insurance and annuity products

We earn revenues for distribution and related support services performed related to mutual and other funds, fixed and variable annuities and insurance products. Depending on the product sold, we may receive an upfront fee for our services, a trailing commission, or some combination thereof. Upfront commissions received are generally based on a fixed rate applied, as a percentage, to amounts invested or the value of the contract at the time of sale and are recognized at the time of sale (or, in the case of insurance and annuity products, when the policy is accepted by the carrier). Trailing commissions are generally based on a fixed rate applied, as a percentage, to the net asset value of the fund, or the value of the insurance policy or annuity contract. Trailing commissions are generally received monthly or quarterly while our client holds the investment or holds the contract. As these trailing commissions are based on factors outside of our control, including market movements and client behavior (i.e., how long clients hold their investment, insurance policy or annuity contract), such revenue is recognized when it is probable that a significant reversal will not occur.

Equities, exchange-traded funds (“ETFs”) and fixed income products

We earn commissions for executing and clearing transactions for customers, primarily in listed and OTC equity securities, including ETFs, and options. Such revenues primarily arise from transactions for retail clients in our PCG segment, as well as services related to sales and trading activities transacted on an agency basis in our Capital Markets segment. Commissions are recognized on trade date, generally received from the customer on settlement date, and we record a receivable between the trade date and the date collected from the customer.

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

RJBDP fees

We earn servicing fees from various banks for administrative services we provide related to our clients’ deposits that are swept to such banks as part of RJBDP, our multi-bank sweep program. The amounts received from third-party banks are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates relative to interest paid to clients on balances in the RJBDP. The fees are earned over time as the related administrative services are performed and are received monthly. Our PCG segment also earns servicing fees from RJ Bank, which are based on the number of accounts that are swept to RJ Bank. These fees are eliminated in consolidation.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Impact of adoption

As a result of the adoption of the new accounting guidance, we have changed the presentation of certain costs from a net presentation within revenues to a gross presentation, particularly those related to merger & acquisition, advisory and underwriting transactions and certain administrative costs related to the RJBDP. As a result of this change, “Investment banking” and “Professional fees” were each $4 million higher for the three months ended March 31, 2019 and $10 million higher for the six months ended March 31, 2019, and “Account and service fees” and “Other” expense were each $2 million higher for the three months ended March 31, 2019 and $4 million higher for the six months ended March 31, 2019. These changes had no impact on pre-tax or net income.

Other items

At March 31, 2019 and September 30, 2018, net receivables related to contracts with customers were $339 million and $384 million, respectively.

We record deferred revenue from contracts with customers when payment is received prior to the performance of our obligation to the customer. Deferred revenue balances were not material as of March 31, 2019 and September 30, 2018.

We have elected the practical expedient allowable by the guidance to not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less.

NOTE 16 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2019	2018	2019	2018
Interest income:
Cash segregated pursuant to regulations	$15	$14	$29	$26
Trading instruments	6	5	13	10
Available-for-sale securities	17	12	33	23
Margin loans	31	25	63	49
Bank loans, net of unearned income	220	173	434	333
Loans to financial advisors	5	3	9	7
Corporate cash and all other	30	17	59	33
Total interest income	$324	$249	$640	$481
Interest expense:
Bank deposits	$37	$12	$72	$20
Trading instruments sold but not yet purchased	2	1	4	3
Brokerage client payables	5	3	11	6
Other borrowings	5	5	11	11
Senior notes payable	18	18	36	36
Other	8	6	14	9
Total interest expense	75	45	148	85
Net interest income	249	204	492	396
Bank loan loss provision	(5)	(8)	(21)	(9)
Net interest income after bank loan loss provision	$244	$196	$471	$387

Interest expense related to bank deposits in the preceding table excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 17 – SHARE-BASED COMPENSATION

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

During the three and six months ended March 31, 2019, we granted approximately 100,000 and 1.5 million RSUs, respectively, to employees and outside members of our Board of Directors with a weighted-average grant-date fair value of $81.62 and $76.52, respectively. For the three and six months ended March 31, 2019, total compensation expense for restricted equity awards granted to our employees and members of our Board of Directors was $23 million and $61 million, respectively, compared with $21 million and $51 million, respectively, for the three and six months ended March 31, 2018.

As of March 31, 2019, there were $181 million of total pre-tax compensation costs not yet recognized, net of estimated forfeitures, related to RSUs granted to employees and members of our Board of Directors. These costs are expected to be recognized over a weighted-average period of 3.1 years.

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

As a bank holding company, RJF is subject to the risk-based capital requirements of the Fed. These risk-based capital requirements are expressed as capital ratios that compare measures of regulatory capital to risk-weighted assets, which involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory guidelines. RJF’s and RJ Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

RJF and RJ Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined under the Basel III standardized approach, Common equity Tier 1 capital (“CET1”) to risk-weighted assets. RJF and RJ Bank each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies.  The minimum CET1, Tier 1 capital, and Total capital ratios of RJF and RJ Bank are supplemented by a capital conservation buffer, consisting entirely of capital that qualifies as CET1, that became fully-phased in at 2.5% of risk-weighted assets on January 1, 2019. Failure to maintain the capital conservation buffer could limit our ability to take certain capital actions, including dividends and common equity repurchases, and to make discretionary bonus payments.  As of March 31, 2019, both RJF’s and RJ Bank’s capital levels exceeded the capital conservation buffer requirement and were each categorized as “well capitalized.”

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

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of March 31, 2019:
CET1	$5,728	24.3%	$1,061	4.5%	$1,532	6.5%
Tier 1 capital	$5,728	24.3%	$1,414	6.0%	$1,886	8.0%
Total capital	$5,964	25.3%	$1,886	8.0%	$2,357	10.0%
Tier 1 leverage	$5,728	15.1%	$1,515	4.0%	$1,893	5.0%

RJF as of September 30, 2018:
CET1	$5,718	24.3%	$1,057	4.5%	$1,527	6.5%
Tier 1 capital	$5,718	24.3%	$1,410	6.0%	$1,880	8.0%
Total capital	$5,941	25.3%	$1,880	8.0%	$2,350	10.0%
Tier 1 leverage	$5,718	15.8%	$1,451	4.0%	$1,814	5.0%

RJF’s Tier 1 and Total capital ratios at March 31, 2019 were unchanged compared to September 30, 2018, as the impact of share repurchases during the six months ended March 31, 2019 was offset by positive earnings during the current period.

To meet the requirements for capital adequacy or to be categorized as “well capitalized,” RJ Bank must maintain CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJ Bank as of March 31, 2019:
CET1	$2,132	12.8%	$747	4.5%	$1,080	6.5%
Tier 1 capital	$2,132	12.8%	$996	6.0%	$1,329	8.0%
Total capital	$2,340	14.1%	$1,329	8.0%	$1,661	10.0%
Tier 1 leverage	$2,132	8.6%	$992	4.0%	$1,240	5.0%

RJ Bank as of September 30, 2018:
CET1	$2,029	12.7%	$721	4.5%	$1,042	6.5%
Tier 1 capital	$2,029	12.7%	$961	6.0%	$1,282	8.0%
Total capital	$2,229	13.9%	$1,282	8.0%	$1,602	10.0%
Tier 1 leverage	$2,029	8.8%	$926	4.0%	$1,158	5.0%

RJ Bank’s Tier 1 and Total capital ratios at March 31, 2019 increased slightly compared to September 30, 2018 due to the impact of positive earnings during the current period, partially offset by growth of the bank loan portfolio.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. The following table presents the net capital position of RJ&A.

$ in millions	March 31, 2019	September 30, 2018
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	41.4%	28.2%
Net capital	$1,099	$934
Less: required net capital	(53)	(66)
Excess net capital	$1,046	$868

As of March 31, 2019, all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 19 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended March 31,		Six months ended March 31,
in millions, except per share amounts	2019	2018	2019	2018
Income for basic earnings per common share:
Net income attributable to RJF	$261	$243	$510	$362
Less allocation of earnings and dividends to participating securities	—	—	—	(1)
Net income attributable to RJF common shareholders	$261	$243	$510	$361
Income for diluted earnings per common share:
Net income attributable to RJF	$261	$243	$510	$362
Less allocation of earnings and dividends to participating securities	—	—	—	(1)
Net income attributable to RJF common shareholders	$261	$243	$510	$361
Common shares:
Average common shares in basic computation	140.8	145.4	142.5	144.9
Dilutive effect of outstanding stock options and certain RSUs	3.1	3.6	2.9	3.6
Average common shares used in diluted computation	143.9	149.0	145.4	148.5
Earnings per common share:
Basic	$1.85	$1.67	$3.58	$2.49
Diluted	$1.81	$1.63	$3.51	$2.43
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	0.5	0.3	1.6	1.2

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities.  Participating securities represent unvested restricted stock and certain RSUs and were insignificant for the three and six months ended March 31, 2019 and 2018. Dividends paid on these participating securities were insignificant for the three and six months ended March 31, 2019 and 2018.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Dividends per common share - declared	$0.34	$0.25	$0.68	$0.50
Dividends per common share - paid	$0.34	$0.25	$0.64	$0.47

NOTE 20 – SEGMENT INFORMATION

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information concerning operations in these segments of business.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2019	2018	2019	2018
Revenues:
Private Client Group	$1,282	$1,278	$2,648	$2,516
Capital Markets	285	236	546	459
Asset Management	162	163	336	314
RJ Bank	254	197	499	375
Other	19	21	40	37
Intersegment eliminations	(68)	(38)	(131)	(78)
Total revenues	$1,934	$1,857	$3,938	$3,623
Income/(loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$132	$158	$296	$313
Capital Markets	41	16	53	21
Asset Management	55	56	119	113
RJ Bank	136	118	246	232
Other	(17)	(16)	(35)	(36)
Pre-tax income excluding noncontrolling interests	347	332	679	643
Net loss attributable to noncontrolling interests	(12)	—	(14)	—
Income including noncontrolling interests and before provision for income taxes	$335	$332	$665	$643

No individual client accounted for more than ten percent of total revenues in any of the periods presented.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2019	2018	2019	2018
Net interest income/(expense):
Private Client Group	$47	$41	$93	$79
Capital Markets	1	2	3	3
Asset Management	1	1	2	1
RJ Bank	205	172	402	335
Other and intersegment eliminations	(5)	(12)	(8)	(22)
Net interest income	$249	$204	$492	$396
The following table presents our total assets on a segment basis.

$ in millions	March 31, 2019	September 30, 2018
Total assets:
Private Client Group	$9,091	$10,173
Capital Markets	2,453	2,279
Asset Management	425	387
RJ Bank	24,758	22,922
Other	1,449	1,652
Total	$38,176	$37,413

The following table presents goodwill, which was included in our total assets, on a segment basis.

$ in millions	March 31, 2019	September 30, 2018
Goodwill:
Private Client Group	$275	$276
Capital Markets	132	133
Asset Management	69	69
Total	$476	$478

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

	Three months ended March 31,		Six months ended March 31,
$ in millions	2019	2018	2019	2018
Revenues:
U.S.	$1,793	$1,710	$3,650	$3,344
Canada	100	110	211	209
Europe	41	37	77	70
Total	$1,934	$1,857	$3,938	$3,623

Pre-tax income/(loss) excluding noncontrolling interests:
U.S.	$334	$317	$664	$622
Canada	7	14	23	23
Europe (1)	6	1	(8)	(2)
Total	$347	$332	$679	$643

(1)
The pre-tax loss in Europe for the six months ended March 31, 2019 reflects a $15 million loss on the sale of our operations related to research, sales and trading of European equities incurred during the first fiscal quarter of 2019.

The following table presents our total assets by major geographic area in which they were held.

$ in millions	March 31, 2019	September 30, 2018
Total assets:
U.S.	$35,414	$34,651
Canada	2,673	2,673
Europe	89	89
Total	$38,176	$37,413

The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

$ in millions	March 31, 2019	September 30, 2018
Goodwill:
U.S.	$426	$426
Canada	41	43
Europe	9	9
Total	$476	$478

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive overview

Quarter ended March 31, 2019 compared with the quarter ended March 31, 2018

Net revenues were $1.86 billion for the quarter, an increase of $47 million, or 3%. Pre-tax income of $347 million increased $15 million, or 5%. Our net income of $261 million increased $18 million, or 7%, and our earnings per diluted share were $1.81, reflecting an 11% increase. We generated an annualized return on equity for the quarter of 16.7%, which was flat compared with the prior year quarter. During the quarter, we repurchased nearly 603,000 shares of common stock under our repurchase authorization by the Board of Directors (the “Board”) for $47 million at an average price of approximately $78 per share. As of March 31, 2019, we had $458 million of availability remaining under this authorization.

The $47 million increase in net revenues primarily reflected higher investment banking revenues and net interest income, partially offset by lower brokerage revenues. Total client assets under administration of $796.0 billion at March 31, 2019 increased $67 billion, or 9%, over the prior year quarter, reflecting the net addition of financial advisors and equity market appreciation since the prior year period.

Non-interest expenses increased $44 million, or 3%. The increase primarily resulted from increased compensation-related expenses associated with the increase in net revenues, as well as increased staffing levels required to support our continued growth and regulatory compliance requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

A summary of our financial results by segment as compared to the prior year quarter is as follows:

•
Our PCG segment generated net revenues of $1.27 billion, unchanged compared to the prior year quarter and pre-tax income was $132 million, a decrease of 16%.  Account and service fees increased due to increased fees related to our RJBDP, the majority of which related to an increase in the per-account servicing fee from RJ Bank. The segment also benefited from an increase in asset management and related administrative fees, primarily due to starting the quarter with higher assets in fee-based accounts compared to the balances at the beginning of the prior year quarter. These increases were offset by a decline in brokerage revenues. Non-interest expenses increased $25 million, or 2%, including an increase in compensation-related expenses.

•
The Capital Markets segment net revenues of $277 million increased 20%, and pre-tax income increased significantly to $41 million. The increase in net revenues was primarily due to an increase in investment banking revenues, driven by merger & acquisition fees. Non-interest expenses increased $32 million, or 15%, reflecting an increase in compensation-related expenses due to the increased investment banking revenues, as well as an increase in professional fees due to the gross-up of certain investment banking transaction-related expenses which were previously netted against revenues. Non-interest expenses in this segment were also impacted by losses related to a consolidated tax credit fund, nearly all of which were offset in noncontrolling interests.

•
Our Asset Management segment net revenues of $162 million and pre-tax income of $55 million were flat compared to the prior year quarter. Financial assets under management of $139 billion increased 5% over the prior year quarter primarily due to the acquisition of the Scout Group in November 2017.

•
RJ Bank net revenues increased 18% to $212 million, and pre-tax income increased 15% to $136 million. The increase in net revenues resulted from an increase in net interest income due to growth in interest-earning assets and an increase in net interest margin, which was helped by higher short-term interest rates. Non-interest expenses increased $15 million, or 25%, primarily due to an increase in the per-account RJBDP servicing fee paid to PCG effective October 1, 2018.

•
Our Other segment reflected a pre-tax loss that was comparable to the loss generated in the prior year quarter, as a decrease in private equity gains compared to the prior year quarter was offset by an increase in interest income, which was positively impacted by an increase in interest rates earned on higher corporate cash balances.

Six months ended March 31, 2019 compared with the six months ended March 31, 2018

Net revenues of $3.79 billion, increased $252 million, or 7%. Pre-tax income of $679 million increased $36 million, or 6%. Our net income of $510 million increased $148 million, or 41%, compared with the prior year period, which included a loss of $117 million related to the Tax Cuts and Jobs Act (“Tax Act”), and our earnings per diluted share were $3.51, reflecting a 44% increase. We achieved an annualized return on equity during the six months ended March 31, 2019 of 16.2%, compared with 12.6% for the prior year period. During the six months ended March 31, 2019, we repurchased 6.7 million shares of common stock under our Board repurchase authorization for $505 million at an average price of approximately $76 per share. As of March 31, 2019, we had $458 million of availability remaining under this authorization.

Excluding a $15 million loss on the sale of our operations related to research, sales and trading of European equities during the six months ended March 31, 2019, adjusted net income was $525 million (1), an increase of 9% compared with adjusted net income of $482 million (1) for the prior year period. Adjusted earnings per diluted share were $3.61 (1), an 11% increase compared with adjusted earnings per diluted share of $3.24 (1) for the prior year period. Our adjusted annualized return on equity for the six months ended March 31, 2019 was 16.7% (1), compared with adjusted annualized return on equity of 16.6% (1) for the prior year period.

The $252 million increase in net revenues compared with the prior year period reflected higher asset management and related administrative fees, net interest income and investment banking revenues. Partially offsetting these increases, brokerage revenues declined compared with the prior year period.

1) “Adjusted net income,” “adjusted earnings per diluted share,” and “adjusted annualized return on equity” are each non-GAAP financial measures. Please see the “Reconciliation of GAAP measures to non-GAAP measures” in this MD&A, for a reconciliation of our non-GAAP measures to the most directly comparable GAAP measures, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Non-interest expenses increased $230 million, or 8%. The increase primarily resulted from increased compensation-related expenses associated with the increase in net revenues, as well as increased staffing levels required to support our continued growth and regulatory compliance requirements. Other expenses were also higher, reflecting losses related to a consolidated tax credit fund, which were substantially offset in noncontrolling interests, as well as increased legal reserve expenses. Our acquisition and disposition-related expenses in the current year period included the aforementioned $15 million loss on the sale of our operations related to research, sales and trading of European equities.

Our effective income tax rate was 25.4% for the six months ended March 31, 2019, reflecting a lower federal corporate statutory tax rate of 21% as result of the Tax Act enacted in December 2017. We estimate our effective income tax rate to be approximately 25-26% for our fiscal year 2019. Our future effective income tax rate may be impacted positively or negatively by non-taxable items (such as the gains or losses earned on our company-owned life insurance and tax-exempt interest), non-deductible expenses (such as meals and entertainment and certain executive compensation) and vesting and exercises of equity compensation.

A summary of our financial results by segment as compared to the prior year period is as follows:

•
Our PCG segment generated net revenues of $2.63 billion, a 5% increase, while pre-tax income of $296 million decreased 5%. The increase in net revenues was primarily attributable to an increase in asset management and related administrative fees, primarily due to higher assets in fee-based accounts compared with the prior year period. The segment also benefited from an increase in account and service fees related to our RJBDP, the majority of which related to an increase in the per-account servicing fee from RJ Bank. These increases were partially offset by a decline in brokerage revenues. Non-interest expenses increased $139 million, or 6%, primarily resulting from an increase in compensation-related expenses.

•
Capital Markets net revenues of $530 million increased 19%, and pre-tax income increased significantly to $53 million. The increase in net revenues was primarily due to an increase in investment banking revenues, largely due to merger & acquisition activity. Both equity and fixed income brokerage revenues declined compared with the prior year period. Non-interest expenses increased $62 million, or 14%, primarily due to the aforementioned $15 million loss on the sale of our operations related to research, sales and trading of European equities, an increase in compensation-related expenses and an increase in professional fees due to the gross-up of certain investment banking transaction-related expenses, which were previously netted against revenues.

•
Our Asset Management segment generated a 7% increase in net revenues to $336 million, and a pre-tax income increase of 5% to $119 million. The increase in net revenues reflected increases in asset management fees from managed programs, due to the current period including a full period of results for the Scout Group which was acquired in November 2017, and higher asset based administration fees. Non-interest expenses increased $19 million, or 10%, primarily resulting from increased expenses related to the addition of the Scout Group.

•
RJ Bank net revenues increased 21% to $415 million, and pre-tax income increased 6% to $246 million. The increase in net revenues primarily resulted from an increase in net interest income due to growth in interest-earning assets and an increase in net interest margin, lifted by higher short-term interest rates. Non-interest expenses increased $57 million, or 51%, primarily reflecting an increase in RJBDP servicing fees paid to PCG largely due to an increase in the per-account fee effective October 1, 2018, as well as an increase in the loan loss provision related to certain credit downgrades in the current year period.

•	Our Other segment reflected a pre-tax loss that was flat compared to the prior year period, as lower gains on private equity investments were offset by an increase in interest income.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Segments

We currently operate through five segments. Our business segments are Private Client Group, Capital Markets, Asset Management and RJ Bank. Our Other segment captures private equity activities as well as certain corporate overhead costs of RJF that are not allocated to business segments, including the interest costs on our public debt.

The following table presents our consolidated and segment net revenues and pre-tax income/(loss), the latter excluding noncontrolling interests, for the periods indicated.

	Three months ended March 31,			Six months ended March 31,
$ in millions	2019	2018	% change	2019	2018	% change
Total company
Net revenues	$1,859	$1,812	3%	$3,790	$3,538	7%
Pre-tax income	$347	$332	5%	$679	$643	6%

Private Client Group
Net revenues	$1,271	$1,272	—	$2,627	$2,505	5%
Pre-tax income	$132	$158	(16)%	$296	$313	(5)%

Capital Markets
Net revenues	$277	$230	20%	$530	$447	19%
Pre-tax income	$41	$16	156%	$53	$21	152%

Asset Management
Net revenues	$162	$163	(1)%	$336	$314	7%
Pre-tax income	$55	$56	(2)%	$119	$113	5%

RJ Bank
Net revenues	$212	$179	18%	$415	$344	21%
Pre-tax income	$136	$118	15%	$246	$232	6%

Other
Net revenues	$—	$2	(100)%	$2	$(1)	NM
Pre-tax loss	$(17)	$(16)	(6)%	$(35)	$(36)	3%

Intersegment eliminations
Net revenues	$(63)	$(34)		$(120)	$(71)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Reconciliation of GAAP measures to non-GAAP measures

We utilize certain non-GAAP measures to enhance the understanding of our financial results and related measures. We believe that the non-GAAP measures provide useful information by excluding certain material items that may not be indicative of our core operating results. We believe that these non-GAAP measures allow for better evaluation of the operating performance of the business and facilitate a meaningful comparison of our results in the current period to those in prior and future periods. In the following table, the tax effect of non-GAAP adjustments reflects the statutory tax rate associated with each non-GAAP item. These non-GAAP measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, our non-GAAP measures may not be comparable to similarly-titled non-GAAP measures of other companies. The following table provides a reconciliation of GAAP measures to non-GAAP measures for the periods which include non-GAAP adjustments. There were no non-GAAP adjustments for the three months ended March 31, 2019 and 2018.

	Six months ended March 31,
$ in millions, except per share amounts	2019	2018
Net income	$510	$362
Non-GAAP adjustments:
Acquisition and disposition-related expenses	15	4
Tax effect of non-GAAP adjustments above	—	(1)
Impact of the Tax Act	—	117
Total non-GAAP adjustments, net of tax	15	120
Adjusted net income	$525	$482

Earnings per common share:
Basic	$3.58	$2.49
Diluted	$3.51	$2.43
Adjusted basic	$3.68	$3.32
Adjusted diluted	$3.61	$3.24

Average equity	$6,292	$5,740
Return on equity	16.2%	12.6%
Adjusted average equity	$6,302	$5,820
Adjusted return on equity	16.7%	16.6%

Net income in the preceding table excludes noncontrolling interests.

Return on equity is computed by dividing annualized net income attributable to RJF for the period indicated by average equity attributable to RJF for each respective period or, in the case of adjusted return on equity, computed by dividing annualized adjusted net income attributable to RJF by adjusted average equity attributable to RJF for each respective period.

Average equity for the year to date is computed by adding the total equity attributable to RJF as of each quarter-end to the beginning of the year total, and dividing by three. Adjusted average equity is computed by adjusting for the impact on average equity of the non-GAAP adjustments, as applicable for each respective period.

For more information on acquisition and disposition-related expenses for the six months ended March 31, 2019, see “Results of Operations - Capital Markets” in this MD&A. For more information on the impact of the Tax Act, see Note 16 of our 2018 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Net interest analysis

The Federal Reserve Bank announced an increase of 25 basis points in its benchmark short-term interest rate in December 2018, as it did in each of the quarters in fiscal year 2018 and three of the quarters in fiscal year 2017. These increases in short-term interest rates have had a significant impact on our overall financial performance, as we have certain assets and liabilities, primarily held in our PCG and RJ Bank segments, which are sensitive to changes in interest rates. Given the relationship of our interest-sensitive assets to liabilities held in each of these segments, increases in short-term interest rates generally result in an overall increase in our net earnings, although the magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances. Conversely, any decreases in short-term interest rates and/or increases in the deposit rates paid to clients would likely have a negative impact on our earnings. Effective May 6, 2019, we modified our methodology for crediting interest on client cash balances, changing the basis from total relationship assets at the firm to total relationship cash balances at the firm. Accordingly, although the crediting schedule was revised upward on that date, we do not anticipate a corresponding increase in cost to the firm.

Refer to the discussion of the specific components of our net interest income within the “Management’s Discussion and Analysis of Financial Condition - Results of Operations” of our PCG, RJ Bank, and Other segments.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Quarter ended March 31, 2019 compared with the quarter ended March 31, 2018

The following table presents our consolidated average balances, interest income and expense and the related yields and rates. Average balances are calculated on a daily basis, with the exception of Loans to financial advisors, net and Corporate cash and all other, which are calculated based on the average of the end-of-month balances for each month within the period.

	Three months ended March 31,
	2019			2018
$ in millions	Average balance	Interest inc./exp.	Average yield/cost	Average balance	Interest inc./exp.	Average yield/cost
Interest-earning assets:
Cash segregated pursuant to regulations	$2,104	$15	2.85%	$2,930	$14	1.90%
Trading instruments	687	6	3.49%	656	5	3.05%
Available-for-sale securities	2,876	17	2.43%	2,482	12	2.01%
Margin loans	2,598	31	4.77%	2,515	25	3.96%
Bank loans, net:
Loans held for investment:
C&I loans	8,160	97	4.76%	7,553	79	4.14%
CRE construction loans	197	3	5.70%	177	2	5.00%
CRE loans	3,379	40	4.73%	3,186	32	4.05%
Tax-exempt loans	1,280	8	2.50%	1,148	7	2.56%
Residential mortgage loans	3,979	34	3.33%	3,329	26	3.09%
SBL and other	3,066	37	4.71%	2,573	26	3.96%
Loans held for sale	144	1	4.26%	145	1	3.75%
Total bank loans, net	20,205	220	4.38%	18,111	173	3.86%
Loans to financial advisors, net	897	5	2.23%	864	3	1.39%
Corporate cash and all other	4,864	30	2.47%	3,773	17	1.80%
Total interest-earning assets	$34,231	$324	3.79%	$31,331	$249	3.18%

Interest-bearing liabilities:
Bank deposits:
Certificates of deposit	$560	$3	2.26%	$346	$2	1.58%
Savings, money market and NOW accounts	20,751	34	0.66%	18,340	10	0.24%
Trading instruments sold but not yet purchased	286	2	2.80%	268	1	1.49%
Brokerage client payables	3,617	5	0.55%	4,434	3	0.29%
Other borrowings	991	5	2.02%	985	5	2.20%
Senior notes payable	1,550	18	4.65%	1,549	18	4.69%
Other	758	8	4.22%	572	6	4.20%
Total interest-bearing liabilities	$28,513	$75	1.05%	$26,494	$45	0.68%
Net interest income		$249			$204

Nonaccrual loans are included in the average loan balances in the preceding table. Payment or income received on corporate nonaccrual loans are applied to principal. Income on residential mortgage nonaccrual loans is recognized on a cash basis.

Fee income on bank loans included in interest income was $6 million for both the three months ended March 31, 2019 and 2018.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Six months ended March 31, 2019 compared with the six months ended March 31, 2018

The following table presents our consolidated average balances, interest income and expense and the related yields and rates. Average balances are calculated on a daily basis, with the exception of Loans to financial advisors, net and Corporate cash and all other, which are calculated based on the average of the end-of-month balances for each month within the period.

	Six months ended March 31,
	2019			2018
$ in millions	Average balance	Interest inc./exp.	Average yield/cost	Average balance	Interest inc./exp.	Average yield/cost
Interest-earning assets:
Cash segregated pursuant to regulations	$1,982	$29	2.93%	$2,908	$26	1.79%
Trading instruments	705	13	3.69%	672	10	2.98%
Available-for-sale securities	2,796	33	2.38%	2,378	23	1.95%
Margin loans	2,665	63	4.73%	2,500	49	3.92%
Bank loans:
Loans held for investment:
C&I loans	7,959	188	4.67%	7,483	152	4.02%
CRE construction loans	184	5	5.66%	158	4	4.91%
CRE loans	3,469	81	4.64%	3,111	61	3.88%
Tax-exempt loans	1,282	17	2.65%	1,093	14	2.57%
Residential mortgage loans	3,934	66	3.32%	3,287	51	3.08%
SBL and other	3,085	73	4.65%	2,521	49	3.82%
Loans held for sale	165	4	4.90%	130	2	3.62%
Total bank loans, net	20,078	434	4.32%	17,783	333	3.76%
Loans to financial advisors, net	905	9	1.99%	862	7	1.62%
Corporate cash and all other	4,957	59	2.38%	4,114	33	1.60%
Total interest-earning assets	$34,088	$640	3.75%	$31,217	$481	3.08%

Interest-bearing liabilities:
Bank deposits:
Certificates of deposit	$510	$5	2.13%	$335	$3	1.57%
Savings, money market and NOW accounts	20,612	67	0.65%	18,077	17	0.19%
Trading instruments sold but not yet purchased	292	4	2.74%	275	3	2.18%
Brokerage client payables	3,603	11	0.61%	4,444	6	0.26%
Other borrowings	964	11	2.28%	1,008	11	2.24%
Senior notes payable	1,550	36	4.65%	1,549	36	4.69%
Other	752	14	3.72%	606	9	2.97%
Total interest-bearing liabilities	$28,283	$148	1.05%	$26,294	$85	0.65%
Net interest income		$492			$396

Nonaccrual loans are included in the average loan balances in the preceding table. Payment or income received on corporate nonaccrual loans are applied to principal. Income on residential mortgage nonaccrual loans is recognized on a cash basis.

Fee income on bank loans included in interest income for the six months ended March 31, 2019 and 2018 was $11 million and $13 million, respectively.

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2019	2018	% change	2019	2018	% change
Revenues:
Asset management and related administrative fees	$638	$616	4%	$1,345	$1,207	11%
Brokerage revenues:
Mutual and other fund products	145	188	(23)%	302	363	(17)%
Insurance and annuity products	99	100	(1)%	203	211	(4)%
Equities, ETFs, and fixed income products	94	116	(19)%	197	226	(13)%
Total brokerage revenues	338	404	(16)%	702	800	(12)%
Investment banking	8	9	(11)%	15	16	(6)%
Interest income	58	47	23%	114	90	27%
Account and service fees:
Mutual fund and annuity service fees	82	80	3%	165	161	2%
RJBDP fees:
Third-party banks	80	67	19%	148	128	16%
RJ Bank	42	22	91%	83	43	93%
Client account and other fees	27	26	4%	60	55	9%
Total account and service fees	231	195	18%	456	387	18%
All other	9	7	29%	16	16	—
Total revenues	1,282	1,278	—	2,648	2,516	5%
Interest expense	(11)	(6)	83%	(21)	(11)	91%
Net revenues	1,271	1,272	—	2,627	2,505	5%
Non-interest expenses:
Financial advisor compensation and benefit costs	750	763	(2)%	1,553	1,499	4%
Administrative compensation and benefit costs	234	210	11%	463	409	13%
Communications and information processing	59	60	(2)%	117	109	7%
Occupancy and equipment costs	41	38	8%	79	76	4%
Business development	26	23	13%	53	45	18%
Professional fees	7	10	(30)%	16	17	(6)%
All other	22	10	120%	50	37	35%
Total non-interest expenses	1,139	1,114	2%	2,331	2,192	6%
Pre-tax income	$132	$158	(16)%	$296	$313	(5)%
Pre-tax margin on net revenues	10.4%	12.4%		11.3%	12.5%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Selected key metrics

PCG client asset balances:

	As of
$ in billions	March 31, 2019	December 31, 2018	September 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Assets under administration (“AUA”)	$760.0	$690.7	$755.7	$694.8	$692.1	$659.5
Assets in fee-based accounts (1)	$378.4	$338.8	$366.3	$325.1	$316.7	$294.5
Percent of AUA in fee-based accounts	49.8%	49.1%	48.5%	46.8%	45.8%	44.7%

(1)
A portion of our “Assets in fee-based accounts” is overseen by our Asset Management segment, specifically our Asset Management Services division of RJ&A (“AMS”). These assets are included in our Financial assets under management as disclosed in the “Selected key metrics” section of our “Management’s Discussion and Analysis - Results of Operations - Asset Management.”

PCG assets under administration increased due to the net addition of financial advisors, attributable to continued recruiting and retention. PCG assets in fee-based accounts continued to increase as a percentage of overall PCG assets under administration, due in part to clients moving to fee-based alternatives from traditional transaction-based accounts. As a result of the shift to fee-based accounts, a large portion of our PCG revenues are more directly impacted by market movements. As fees for substantially all of our fee-based accounts are billed based on balances at the beginning of the quarter, revenues from fee-based accounts may not be immediately impacted by changes in asset values, but rather the impacts are seen in the following quarter.

Financial advisors:

	March 31, 2019	December 31, 2018	September 30, 2018	March 31, 2018
Employees	3,192	3,166	3,167	3,053
Independent Contractors	4,670	4,649	4,646	4,551
Total advisors	7,862	7,815	7,813	7,604

The number of financial advisors increased primarily due to continued financial advisor recruiting and high levels of retention.

Clients’ domestic cash sweep balances:

	As of
$ in millions	March 31, 2019	December 31, 2018	September 30, 2018	March 31, 2018
RJBDP
RJ Bank	$21,023	$21,138	$19,446	$18,305
Third-party banks	14,343	18,320	15,564	19,696
Subtotal RJBDP	35,366	39,458	35,010	38,001
Money market funds	4,001	4,436	3,240	2,004
Client Interest Program (“CIP”)	2,349	2,935	2,807	3,367
Total clients’ domestic cash sweep balances	$41,716	$46,829	$41,057	$43,372

Following a significant increase at December 31, 2018, clients’ domestic cash sweep balances decreased significantly during the quarter ended March 31, 2019 as clients increased their allocations to other investments, largely driven by the improvement of equity market conditions and also due to tax-related seasonal factors.

A significant portion of our clients’ cash is included in our RJBDP, a multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into interest-bearing deposit accounts at RJ Bank and various third-party banks. We earn servicing fees for the administrative services we provide related to our clients’ deposits that are swept to such banks as part of the RJBDP. The amounts received from third-party banks are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates relative to interest paid to clients on balances in the RJBDP. The PCG segment also earns RJBDP servicing fees from RJ Bank, which are based on the number of accounts that are swept to RJ Bank. These fees are eliminated in consolidation. On October1, 2018, the per-account servicing fee from RJ Bank was increased to reflect the current cost of administration.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

While short-term interest rates have risen due to rate increases by the Fed in recent periods, market deposit rates paid on client cash balances have not been impacted to as great a degree, resulting in an increase in RJBDP fees earned from third-party banks. However, we expect market deposit rates paid to continue to rise with any future increases in short-term interest rates. As such, any future increases in short-term interest rates may have a less positive impact on fees earned from the RJBDP depending on the level of deposit rates paid on client cash balances. Conversely, any decreases in short-term interest rates, increases in deposit rates paid to clients, and/or a significant decline in our clients’ cash balances would likely have a negative impact on our earnings. Further, PCG segment results are impacted by changes in the allocation of client cash balances in RJBDP between RJ Bank and third-party banks.

Quarter ended March 31, 2019 compared with the quarter ended March 31, 2018

Net revenues of $1.27 billion were flat compared with the prior year period, while pre-tax income of $132 million decreased $26 million, or 16%.

Asset management and related administrative fees increased $22 million, or 4%, primarily due to starting the quarter with higher assets in fee-based accounts compared with the balances at the beginning of the prior year period, reflecting successful financial advisor recruiting and retention, as well as equity market appreciation. As substantially all assets in fee-based accounts are billed based on balances at the beginning of the quarter, the 12% increase in fee-based accounts as of March 31, 2019 compared with December 31, 2018 will positively impact asset management and related administrative fees in our third fiscal quarter of 2019.

Brokerage revenues declined $66 million, or 16%, reflecting lower revenues related to mutual funds, due in part to a continued shift to fee-based accounts.

Total account and service fees increased $36 million, or 18%, primarily due to higher RJBDP servicing fees from RJ Bank due to an increase in the per-account fee and, to a lesser extent, an increase in the number of accounts. RJBDP fees from third-party banks also increased, driven by higher short-term interest rates.

Net interest income increased $6 million, or 15%, driven by an increase in interest income from client margin loans due to the increase in short-term interest rates and, to a lesser extent, higher average balances. Offsetting the increase in interest income, interest expense also increased due to the impact of higher interest rates paid on client cash balances in CIP.

Non-interest expenses increased $25 million, or 2%, including an increase in compensation-related expenses due to increased staffing levels to support our continued growth and regulatory compliance requirements, partially offset by lower financial advisor compensation related to the decrease in brokerage revenues.

Six months ended March 31, 2019 compared with the six months ended March 31, 2018

Net revenues of $2.63 billion increased $122 million, or 5%, and pre-tax income of $296 million decreased $17 million, or 5%.

Asset management and related administrative fees increased $138 million, or 11%, primarily due to higher assets in fee-based accounts compared with the prior year period, reflecting successful financial advisor recruiting and retention as well as equity market appreciation.

Brokerage revenues declined $98 million, or 12%, primarily as a result of the decline in mutual fund trails, which were negatively impacted by the decline in the equity markets during the first fiscal quarter of 2019 and the continued shift to fee-based accounts.

Total account and service fees increased $69 million, or 18%, primarily due to higher RJBDP servicing fees from RJ Bank due to an increase in the per-account fee and, to a lesser extent, an increase in the number of accounts. RJBDP fees from third-party banks also increased, driven by higher short-term interest rates.

Net interest income increased $14 million, or 18%, driven by an increase in interest income from client margin loans due to the increase in short-term interest rates and, to a lesser extent, higher average balances. Offsetting the increase in interest income, interest expense also increased due to the impact of higher interest rates paid on client cash balances in CIP.

Non-interest expenses increased $139 million, or 6%, primarily due to an increase in compensation-related expenses due to higher net revenues as well as increased staffing levels to support our continued growth and regulatory compliance requirements. Higher legal reserve expense compared to the prior year period also contributed to the increase.

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2019	2018	% change	2019	2018	% change
Revenues:
Brokerage revenues:
Equity	$32	$39	(18)%	$74	$82	(10)%
Fixed income	71	63	13%	128	137	(7)%
Total brokerage revenues	103	102	1%	202	219	(8)%
Investment banking:
Equity underwriting	18	19	(5)%	45	36	25%
Merger & acquisition and advisory	118	72	64%	201	115	75%
Fixed income investment banking	20	16	25%	39	37	5%
Total investment banking	156	107	46%	285	188	52%
Interest income	9	8	13%	19	15	27%
Tax credit fund revenues	14	14	—	33	28	18%
All other	3	5	(40)%	7	9	(22)%
Total revenues	285	236	21%	546	459	19%
Interest expense	(8)	(6)	33%	(16)	(12)	33%
Net revenues	277	230	20%	530	447	19%
Non-interest expenses:
Compensation, commissions and benefits	168	154	9%	326	310	5%
Communications and information processing	19	19	—	38	37	3%
Occupancy and equipment costs	9	9	—	18	17	6%
Business development	13	12	8%	25	22	14%
Professional fees	10	3	233%	20	5	300%
Acquisition and disposition-related expenses	—	—	—	15	—	NM
All other	29	19	53%	51	40	28%
Total non-interest expenses	248	216	15%	493	431	14%
Income before taxes and including noncontrolling interests	29	14	107%	37	16	131%
Noncontrolling interests	(12)	(2)	(500)%	(16)	(5)	(220)%
Pre-tax income excluding noncontrolling interests	$41	$16	156%	$53	$21	152%
Pre-tax margin on net revenues	14.8%	7.0%		10.0%	4.7%

Quarter ended March 31, 2019 compared with the quarter ended March 31, 2018

Net revenues of $277 million increased $47 million, or 20%, and pre-tax income of $41 million increased $25 million, or 156%.

Total brokerage revenues were essentially unchanged as an increase in fixed income brokerage revenues was offset by a decline in equity brokerage revenues. Fixed income brokerage revenues improved due to an increase in interest rate volatility and a related increase in client activity during the quarter. Equity brokerage revenues reflected the impact of lower client activity during the quarter and continue to be negatively affected by market-driven challenges, such as the industry trend toward the separate payment for research and execution services and the shift from high to low-touch execution services.

Investment banking revenues increased $49 million, or 46%, primarily due to increased merger & acquisition and advisory activity, as well as higher average fees for such transactions. Offsetting the increase, equity underwriting revenues were challenged by an industry-wide decline in public offerings during the current year quarter, partially due to the U.S. government shutdown and related market uncertainty toward the beginning of the quarter.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Non-interest expenses increased $32 million, or 15%, reflecting increases in compensation-related expenses, professional fees and other expenses. Compensation-related expenses increased as a result of increased investment banking revenues. Professional fees increased largely due to new accounting guidance we adopted effective October 1, 2018, which changed the presentation of certain costs related to investment banking transactions from a net presentation to a gross presentation. The current year quarter included this change, with approximately $6 million of transaction-related expenses included in professional fees. See Notes 2 and 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information on the adoption of this new accounting guidance. Other expense for the quarter included losses related to a consolidated tax credit fund, nearly all of which were offset in noncontrolling interests.

Six months ended March 31, 2019 compared with the six months ended March 31, 2018

Net revenues of $530 million increased $83 million, or 19%, and pre-tax income of $53 million increased $32 million, or 152%.

Total brokerage revenues decreased $17 million, or 8%, with declines in both fixed income and equity brokerage revenues. The decline in fixed income brokerage revenues was primarily due to decreased activity related to a program in which our fixed income public finance operations commit to purchase various agency MBS backed by mortgages originated by state and local housing finance agencies through their lending programs. Equity brokerage revenues continue to be challenged due to the industry trend toward the separate payment for research and execution services and the shift from high to low-touch execution services.

Investment banking revenues increased $97 million, or 52%, led by increased merger & acquisition and advisory activity.

Non-interest expenses increased $62 million, or 14%, compared with the prior year period. The current year period was negatively impacted by a $15 million loss associated with the sale of our operations related to research, sales and trading of European equities. Compensation-related expenses increased primarily attributable to the increase in investment banking revenues. Professional fees increased $15 million, largely due to aforementioned new accounting guidance we adopted effective October 1, 2018. The current year period includes approximately $12 million of these transaction-related expenses included in “Professional fees.” Other expenses increased $11 million, primarily due to losses related to a consolidated tax credit fund, nearly all of which were offset in noncontrolling interests.

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2019	2018	% change	2019	2018	% change
Revenues:
Asset management and related administrative fees:
Managed programs	$109	$114	(4)%	$226	$218	4%
Administration and other	40	38	5%	84	75	12%
Total asset management and related administrative fees	149	152	(2)%	310	293	6%
Account and service fees	10	6	67%	19	13	46%
All other	3	5	(40)%	7	8	(13)%
Net revenues	162	163	(1)%	336	314	7%
Non-interest expenses:
Compensation and benefits	45	45	—	88	82	7%
Communications and information processing	10	11	(9)%	21	19	11%
Investment sub-advisory fees	21	22	(5)%	45	44	2%
All other	31	27	15%	61	51	20%
Total non-interest expenses	107	105	2%	215	196	10%
Income before taxes and including noncontrolling interests	55	58	(5)%	121	118	3%
Noncontrolling interests	—	2	(100)%	2	5	(60)%
Pre-tax income excluding noncontrolling interests	$55	$56	(2)%	$119	$113	5%
Pre-tax margin on net revenues	34.0%	34.4%		35.4%	36.0%

Selected key metrics

Managed programs - Our asset management fees related to managed programs recorded in this segment were earned based on balances of financial assets under management either at the beginning of the quarter, end of the quarter or average assets throughout the quarter. For the three and six months ended March 31, 2019, approximately 60% of these fees were determined based on asset balances at the beginning of the quarter, approximately 15% were based on asset balances at the end of the quarter and the remaining 25% were based on average balances throughout the quarter.

Financial assets under management:

$ in millions	March 31, 2019	December 31, 2018	September 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Asset management services division of RJ&A (“AMS”) (1)	$84,906	$76,235	$83,289	$76,091	$74,607	$69,962
Carillon Tower Advisers and affiliates (“Carillon Tower”)	59,852	55,925	63,330	61,751	61,245	31,831
Subtotal financial assets under management	144,758	132,160	146,619	137,842	135,852	101,793
Less: Assets managed for affiliated entities	(6,220)	(5,653)	(5,702)	(5,538)	(5,542)	(5,397)
Total financial assets under management	$138,538	$126,507	$140,917	$132,304	$130,310	$96,396

(1)
Represents the portion of our PCG segment fee-based AUA (as disclosed in “Assets in fee-based accounts” in the “Selected key metrics - PCG client asset balances” section of our “Management’s Discussion and Analysis - Results of Operations - Private Client Group”) that is invested in programs overseen by the Asset Management segment.

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

$ in millions	March 31, 2019	December 31, 2018	September 30, 2018	March 31, 2018	December 31, 2017
Equity	$60,642	$53,558	$64,742	$58,983	$57,971
Fixed	33,129	32,661	32,435	33,633	33,806
Balanced	50,987	45,941	49,442	45,226	44,075
Total financial assets under management	$144,758	$132,160	$146,619	$137,842	$135,852

Activity (including activity in assets managed for affiliated entities):

	Three months ended March 31,		Six months ended March 31,
$ in millions	2019	2018	2019	2018
Financial assets under management at beginning of period	$132,160	$135,852	$146,619	$101,793
Carillon Tower:
Scout Group acquisition	—	—	—	27,087
Other - net inflows/(outflows)	(1,094)	686	(2,674)	1,406
AMS - net inflows	1,869	2,757	2,387	4,935
Net market appreciation/(depreciation) in asset values	11,823	(1,453)	(1,574)	2,621
Financial assets under management at end of period	$144,758	$137,842	$144,758	$137,842

Non-discretionary asset-based programs - Assets held in certain non-discretionary asset-based programs for which the Asset Management segment does not exercise discretion but provides administrative support (including for affiliated entities) totaled $207.0 billion, $184.3 billion, $200.1 billion, and $175.5 billion as of March 31, 2019, December 31, 2018, September 30, 2018, and March 31, 2018, respectively. The increase in assets over the prior year level was primarily due to clients moving to fee-based accounts from traditional transaction-based accounts. The increase in assets over December 31, 2018 was driven by the equity market appreciation during the quarter. Administrative fees associated with these programs are predominantly determined based on balances at the beginning of the quarter.

RJ Trust - Assets held in asset-based programs in RJ Trust (including those managed for affiliated entities) totaled $6.2 billion, $5.7 billion, $6.1 billion, and $5.6 billion as of March 31, 2019, December 31, 2018, September 30, 2018, and March 31, 2018, respectively.

Quarter ended March 31, 2019 compared with the quarter ended March 31, 2018

Net revenues of $162 million and pre-tax income of $55 million were flat compared to the prior year quarter.

Total asset management and related administrative fee revenues decreased $3 million, or 2%, due to a decrease in net revenues from managed programs. Although financial assets under management at quarter end increased compared to the prior year quarter end, revenues decreased as assets in managed programs are predominantly billed based on balances at the beginning of the quarter, which were lower than at the same point in the prior year period. As a large portion of our financial assets under management are billed based on balances at the beginning of the quarter, the increase in financial assets under management compared with December 31, 2018 will positively impact asset management fees in our third fiscal quarter of 2019. Administrative fees increased over the prior year quarter due to the aforementioned increase in assets held in non-discretionary asset-based programs.

Non-interest expenses increased slightly from the prior year period.

Six months ended March 31, 2019 compared with the six months ended March 31, 2018

Net revenues of $336 million increased $22 million, or 7%, and pre-tax income of $119 million increased $6 million, or 5%.

Total asset management and related administrative fee revenues increased $17 million, or 6%, driven by an increase in net revenues from both managed programs and administrative fees. Managed programs increased due to the current year period including a full period of results for the Scout Group, which was acquired in November 2017. Administrative fees increased over the prior year period due to the aforementioned increase in assets held in non-discretionary asset-based programs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Non-interest expenses increased $19 million, or 10%, primarily the result of an increase in compensation and benefits expense and other expenses. Compensation and benefits expense increased primarily due to the Scout Group acquisition in November 2017, in addition to annual salary increases and an increase in personnel over the prior year period to support the growth of the business. The increase in other expense was primarily due to certain incremental costs associated with the Scout Group acquisition, including platform fees related to the new funds offered and the amortization of certain intangible assets arising from the acquisition.

Results of Operations – RJ Bank

For an overview of our RJ Bank segment operations, as well as a description of the key factors impacting our RJ Bank results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis Financial Condition and Results of Operations” of our 2018 Form 10-K.

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2019	2018	% change	2019	2018	% change
Revenues:
Interest income	$247	$190	30%	$486	$366	33%
Interest expense	(42)	(18)	133%	(84)	(31)	171%
Net interest income	205	172	19%	402	335	20%
All other	7	7	—	13	9	44%
Net revenues	212	179	18%	415	344	21%
Non-interest expenses:
Compensation and benefits	12	10	20%	23	19	21%
Loan loss provision	5	8	(38)%	21	9	133%
RJBDP fees to PCG	42	22	91%	83	43	93%
All other	17	21	(19)%	42	41	2%
Total non-interest expenses	76	61	25%	169	112	51%
Pre-tax income	$136	$118	15%	$246	$232	6%
Pre-tax margin on net revenues	64.2%	65.9%		59.3%	67.4%

Quarter ended March 31, 2019 compared with the quarter ended March 31, 2018

Net revenues of $212 million increased $33 million, or 18%, and pre-tax income of $136 million increased $18 million, or 15%.

Net interest income increased $33 million, or 19%, due to a $2.89 billion increase in average interest-earning banking assets, primarily reflecting a $2.09 billion increase in average loans, and an increase in net interest margin. The net interest margin increased to 3.35% from 3.21% due to an increase in asset yields, primarily a result of higher short-term interest rates, partially offset by an increase in total cost of funds. The increase in total cost of funds resulted from higher deposit costs primarily due to increased interest rates. Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $2.56 billion.

The loan loss provision of $5 million was $3 million, or 38% less than the prior year quarter, largely attributable to lower reserve rates on pass-rated loans in the current quarter.
Non-interest expenses (excluding the provision for loan losses) increased $18 million, or 34%, including a $20 million, or 91%, increase in servicing fees for RJBDP paid to PCG, primarily driven by an increase in the per-account fee effective October 1, 2018.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents average balances, interest income and expense, the related yields and rates, and interest spreads and margins for RJ Bank.

	Three months ended March 31,
	2019			2018
$ in millions	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
Interest-earning banking assets:
Cash	$1,391	$9	2.40%	$1,105	$4	1.53%
Available-for-sale securities	2,876	17	2.43%	2,375	12	1.99%
Bank loans, net of unearned income:
Loans held for investment:
C&I loans	8,160	97	4.76%	7,553	79	4.14%
CRE construction loans	197	3	5.70%	177	2	5.00%
CRE loans	3,379	40	4.73%	3,186	32	4.05%
Tax-exempt loans	1,280	8	3.34%	1,148	7	3.39%
Residential mortgage loans	3,979	34	3.33%	3,329	26	3.09%
SBL and other	3,066	37	4.71%	2,573	26	3.96%
Loans held for sale	144	1	4.26%	145	1	3.75%
Total bank loans, net	20,205	220	4.38%	18,111	173	3.86%
FHLB stock, Federal Reserve Bank stock, and other	153	1	4.44%	146	1	3.66%
Total interest-earning banking assets	24,625	$247	4.04%	21,737	$190	3.54%
Non-interest-earning banking assets:
Unrealized loss on available-for-sale securities	(33)			(43)
Allowance for loan losses	(220)			(191)
Other assets	400			348
Total non-interest-earning banking assets	147			114
Total banking assets	$24,772			$21,851
Interest-bearing banking liabilities:
Bank deposits:
Certificates of deposit	$560	$3	2.26%	$346	$2	1.58%
Savings, money market and NOW accounts	20,923	35	0.66%	18,585	12	0.25%
FHLB advances and other	914	4	2.17%	905	4	2.07%
Total interest-bearing banking liabilities	22,397	$42	0.77%	19,836	$18	0.36%
Non-interest-bearing banking liabilities	258			141
Total banking liabilities	22,655			19,977
Total banking shareholder’s equity	2,117			1,874
Total banking liabilities and shareholder’s equity	$24,772			$21,851
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$2,228	$205		$1,901	$172
Bank net interest:
Spread			3.27%			3.18%
Margin (net yield on interest-earning banking assets)			3.35%			3.21%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			109.95%			109.58%
Nonaccrual loans are included in the average loan balances in the preceding table. Payment or income received on corporate nonaccrual loans are applied to principal. Income on residential mortgage nonaccrual loans is recognized on a cash basis.

Fee income on bank loans included in interest income for both the three months ended March 31, 2019 and 2018 was $6 million.

The yield on tax-exempt loans in the preceding table is presented on a tax-equivalent basis utilizing the applicable federal statutory tax rates for each of the three months ended March 31, 2019 and 2018.

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

	Three months ended March 31,
	2019 compared to 2018
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest revenue:
Interest-earning banking assets:
Cash	$2	$3	$5
Available-for-sale securities	2	3	5
Bank loans, net of unearned income:
Loans held for investment:
C&I loans	6	12	18
CRE construction loans	—	1	1
CRE loans	2	6	8
Tax-exempt loans	1	—	1
Residential mortgage loans	5	3	8
SBL and other	5	6	11
Total bank loans, net	19	28	47
Total interest-earning banking assets	23	34	57
Interest expense:
Interest-bearing banking liabilities:
Bank deposits:
Certificates of deposit	—	1	1
Savings, money market, and NOW accounts	2	21	23
Total interest-bearing banking liabilities	2	22	24
Change in net interest income	$21	$12	$33

Six months ended March 31, 2019 compared with the six months ended March 31, 2018

Net revenues of $415 million increased $71 million, or 21%, and pre-tax income of $246 million increased $14 million, or 6%.

Net interest income increased $67 million, or 20%, due to a $2.96 billion increase in average interest-earning banking assets, as well as an increase in net interest margin. The increase in average interest-earning banking assets was driven by growth in average loans of $2.30 billion and a $525 million increase in our average available-for-sale securities portfolio. The net interest margin increased to 3.30% from 3.15% due to an increase in asset yields, primarily a result of higher short-term interest rates, partially offset by an increase in the total cost of funds. The increase in total cost of funds resulted from higher deposit costs due to increased interest rates. Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $2.69 billion.

The loan loss provision of $21 million was $12 million higher and was largely attributable to provisions related to certain credits downgraded during the current year period.
Non-interest expenses (excluding the provision for loan losses) increased $45 million, or 44%, including a $40 million, or 93%, increase in servicing fees for RJBDP paid to PCG, primarily driven by an increase in the per-account fee effective October 1, 2018.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents average balances, interest income and expense, the related yields and rates, and interest spreads and margins for RJ Bank.

	Six months ended March 31,
	2019			2018
$ in millions	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
Interest-earning banking assets:
Cash	$1,347	$16	2.32%	$1,231	$8	1.40%
Available-for-sale securities	2,796	33	2.38%	2,271	22	1.93%
Bank loans, net of unearned income:
Loans held for investment:
C&I loans	7,959	188	4.67%	7,483	152	4.02%
CRE construction loans	184	5	5.66%	158	4	4.91%
CRE loans	3,469	81	4.64%	3,111	61	3.88%
Tax-exempt loans	1,282	17	3.34%	1,093	14	3.41%
Residential mortgage loans	3,934	66	3.32%	3,287	51	3.08%
SBL and other	3,085	73	4.65%	2,521	49	3.82%
Loans held for sale	165	4	4.90%	130	2	3.62%
Total bank loans, net	20,078	434	4.32%	17,783	333	3.76%
FHLB stock, Federal Reserve Bank stock, and other	161	3	4.19%	138	3	3.94%
Total interest-earning banking assets	24,382	$486	3.99%	21,423	$366	3.43%
Non-interest-earning banking assets:
Unrealized loss on available-for-sale securities	(52)			(29)
Allowance for loan losses	(212)			(191)
Other assets	411			376
Total non-interest-earning banking assets	147			156
Total banking assets	$24,529			$21,579
Interest-bearing banking liabilities:
Bank deposits:
Certificates of deposit	$510	$5	2.13%	$335	$3	1.57%
Savings, money market and NOW accounts	20,798	69	0.66%	18,322	19	0.20%
FHLB advances and other	931	10	2.15%	892	9	2.09%
Total interest-bearing banking liabilities	22,239	$84	0.76%	19,549	$31	0.31%
Non-interest-bearing banking liabilities	208			172
Total banking liabilities	22,447			19,721
Total banking shareholder’s equity	2,082			1,858
Total banking liabilities and shareholder’s equity	$24,529			$21,579
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$2,143	$402		$1,874	$335
Bank net interest:
Spread			3.23%			3.12%
Margin (net yield on interest-earning banking assets)			3.30%			3.15%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			109.64%			109.58%

Nonaccrual loans are included in the average loan balances in the preceding table. Payment or income received on corporate nonaccrual loans are applied to principal. Income on residential mortgage nonaccrual loans is recognized on a cash basis.

Fee income on bank loans included in interest income for the six months ended March 31, 2019 and 2018 was $11 million and $13 million, respectively.

The yield on tax-exempt loans in the preceding table is presented on a tax-equivalent basis utilizing the applicable federal statutory tax rates for each of the six months ended March 31, 2019 and 2018.

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

	Six months ended March 31,
	2019 compared to 2018
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest revenue:
Interest-earning banking assets:
Cash	$1	$7	$8
Available-for-sale securities	5	6	11
Bank loans, net of unearned income:
Loans held for investment:
C&I loans	10	26	36
CRE construction loans	—	1	1
CRE loans	7	13	20
Tax-exempt loans	2	1	3
Residential mortgage loans	10	5	15
SBL and other	11	13	24
Loans held for sale	1	1	2
Total bank loans, net	41	60	101
Total interest-earning banking assets	47	73	120
Interest expense:
Interest-bearing banking liabilities:
Bank deposits:
Certificates of deposit	1	1	2
Savings, money market, and NOW accounts	3	47	50
FHLB advances and other	1	—	1
Total interest-bearing banking liabilities	5	48	53
Change in net interest income	$42	$25	$67

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2019	2018	% change	2019	2018	% change
Revenues:
Interest income	$14	$9	56%	$30	$17	76%
Gains on private equity investments	2	11	(82)%	6	18	(67)%
All other	3	1	200%	4	2	100%
Total revenues	19	21	(10)%	40	37	8%
Interest expense	(19)	(19)	—	(38)	(38)	—
Net revenues	—	2	(100)%	2	(1)	NM
Non-interest expenses:
Compensation and other	17	18	(6)%	37	31	19%
Acquisition-related expenses	—	—	—	—	4	(100)%
Total non-interest expenses	17	18	(6)%	37	35	6%
Loss before taxes and including noncontrolling interests	(17)	(16)	(6)%	(35)	(36)	3%
Noncontrolling interests	—	—	—	—	—	—
Pre-tax loss excluding noncontrolling interests	$(17)	$(16)	(6)%	$(35)	$(36)	3%

Quarter ended March 31, 2019 compared with the quarter ended March 31, 2018

The pre-tax loss generated by this segment was essentially unchanged from the loss generated in the prior year quarter.

Net revenues in this segment decreased $2 million, due to a decrease in gains on private equity investments, offset by an increase in interest income. The prior year quarter included gains on certain of our private equity investments that were sold during fiscal year 2018. Interest income increased primarily as a result of the increase in interest rates earned on higher corporate cash balances.

Non-interest expenses decreased $1 million, or 6%, driven by lower marketing-related expenses.

Six months ended March 31, 2019 compared with the six months ended March 31, 2018

The pre-tax loss generated by this segment of $35 million was essentially unchanged from the loss generated in the prior year period.

Net revenues in this segment increased $3 million, due to an increase in interest income, primarily as a result of the increase in interest rates earned on higher corporate cash balances, partially offset by lower gains on private equity investments.

Non-interest expenses increased $2 million, or 6%, driven by higher compensation-related expenses, partially offset by lower marketing and acquisition-related expenses. The prior year period included certain expenses incurred in connection with our acquisition of the Scout Group, which closed in November 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Certain statistical disclosures by bank holding companies

We are required to provide certain statistical disclosures required for bank holding companies under the SEC’s Industry Guide 3.  The following table provides certain of those disclosures.

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Return on assets	2.7%	2.7%	2.7%	2.0%
Return on equity	16.7%	16.7%	16.2%	12.6%
Average equity to average assets	16.3%	16.1%	16.5%	16.1%
Dividend payout ratio	18.8%	15.3%	19.4%	20.6%

Return on assets is computed by dividing annualized net income attributable to RJF for the period indicated by average assets for each respective period. Average assets for the quarter is computed by adding total assets as of the date indicated to the prior quarter-end total, and dividing by two. Average assets for the year to date is computed by adding total assets as of each quarter-end to the beginning of the year total, and dividing by three.

Return on equity is computed by dividing annualized net income attributable to RJF for the period indicated by average equity attributable to RJF for each respective period. Average equity for the quarter is computed by adding the total equity attributable to RJF as of the date indicated to the prior quarter-end total, and dividing by two. Average equity for the year to date is computed by adding the total equity attributable to RJF as of each quarter-end to the beginning of the year total, and dividing by three.

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

Cash and cash equivalents increased $331 million to $3.83 billion during the six months ended March 31, 2019, primarily due to $1.10 billion of cash provided by financing activities, resulting from an increase in bank deposits partially offset by our open-market share repurchases and dividends on our common stock during the period. Additionally, a decrease in cash segregated pursuant to regulations and our operating activities provided $173 million of cash during the current period. Investing activities used $910 million primarily due to an increase in bank loans and the growth of our available-for-sale securities portfolio during the current period.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and available from committed and uncommitted financing facilities provide adequate funds for continuing operations at current levels of activity.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Sources of liquidity

Approximately $1.18 billion of our total March 31, 2019 cash and cash equivalents included cash on hand at the parent, as well as parent cash loaned to RJ&A. The following table presents our holdings of cash and cash equivalents.

$ in millions	March 31, 2019
RJF	$416
RJ&A	1,263
RJ Bank	1,342
RJ Ltd.	388
RJFS	119
Carillon Tower	78
Other subsidiaries	225
Total cash and cash equivalents	$3,831

RJF maintained depository accounts at RJ Bank with a balance of $146 million as of March 31, 2019. The portion of this total that was available on demand without restrictions, which amounted to $106 million as of March 31, 2019, is reflected in the RJF total (and is excluded from the RJ Bank cash balance in the preceding table).

RJF had loaned $782 million to RJ&A as of March 31, 2019 (such amount is included in the RJ&A cash balance in the preceding table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities. On April 1, 2019, we deposited approximately $200 million of cash into RJ&A segregated reserve accounts as a result of its period end reserve calculation.

In addition to the cash balances described, we have various other potential sources of cash available to the parent from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF, the parent company, from RJ&A and RJ Bank.

RJ&A is subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of the Financial Industry Regulatory Authority (“FINRA”), RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1, and is required to maintain net capital equal to the greater of $1.5 million or 2% of aggregate debit balances arising from client transactions. In addition, covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At March 31, 2019, RJ&A significantly exceeded both the minimum regulatory requirements and the covenants in its financing arrangements pertaining to net capital. At that date, RJ&A had excess net capital of $1.05 billion, of which $701 million was available for dividend while still maintaining the internally-targeted net capital ratio of 15% of aggregate debit items.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval.

RJ Bank may pay dividends to RJF without the prior approval of its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted regulatory capital ratios. At March 31, 2019, RJ Bank had $264 million of capital in excess of the amount it would need at that date to maintain its targeted regulatory capital ratios, and could pay a dividend of such amount without requiring prior approval of its regulator.

Although we have liquidity available to us from our other subsidiaries, the available amounts are not as significant as those previously described and, in certain instances, may be subject to regulatory requirements.

Borrowings and financing arrangements

Committed financing arrangements

Our ability to borrow is dependent upon compliance with the conditions in our various loan agreements and, in the case of secured borrowings, collateral eligibility requirements. Our committed financing arrangements are in the form of either tri-party repurchase agreements or, in the case of the Credit Facility, an unsecured line of credit. The required market value of the collateral associated with the committed secured facilities ranges from 102% to 125% of the amount financed.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents our committed financing arrangements with third-party lenders, which we generally utilize to finance a portion of our fixed income trading instruments held, and the outstanding balances related thereto.

	March 31, 2019
$ in millions	RJ&A	RJF	Total	Total number of arrangements
Financing arrangement:
Committed secured	$200	$—	$200	2
Committed unsecured (1)	200	300	500	1
Total committed financing arrangements	$400	$300	$700	3

Outstanding borrowing amount:
Committed secured	$—	$—	$—
Committed unsecured	—	—	—
Total outstanding borrowing amount	$—	$—	$—

(1)
The Credit Facility provides for maximum borrowings of up to $500 million, with a sublimit of $300 million for RJF. For additional details on our committed unsecured financing arrangement see our discussion of the Credit Facility in Note 11 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Uncommitted financing arrangements

Our uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit. Our arrangements with third-party lenders are generally utilized to finance a portion of our fixed income securities or for cash management purposes. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed. As of March 31, 2019, we had outstanding borrowings under two uncommitted secured borrowing arrangements with lenders out of a total of 11 uncommitted financing arrangements (six uncommitted secured and five uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

The following table presents our borrowings on uncommitted financing arrangements, all of which were in RJ&A.

$ in millions	March 31, 2019
Outstanding borrowing amount:
Uncommitted secured	$210
Uncommitted unsecured	—
Total outstanding borrowing amount	$210

Other financings

RJ Bank had $875 million in FHLB borrowings outstanding at March 31, 2019, comprised of floating-rate advances totaling $850 million and a $25 million fixed-rate advance, all of which were secured by a blanket lien on RJ Bank’s residential mortgage loan portfolio (see Note 11 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these borrowings). RJ Bank had an additional $2.12 billion in immediate credit available from the FHLB as of March 31, 2019 and, with the pledge of additional eligible collateral to the FHLB, total available credit of 30% of total assets.

RJ Bank is eligible to participate in the FRB’s discount-window program; however, we do not view borrowings from the FRB as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the FRB, and is secured by pledged C&I loans.

We act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another.  Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by clients or the firm.  We account for each of these types of transaction as collateralized agreements and financings, with the outstanding balances related to the securities loaned included in “Securities loaned” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q, in the amount of $710 million as of March 31, 2019. Such financings are generally collateralized by cash or other collateral.  See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information on our securities borrowed and securities loaned.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

From time to time we enter into repurchase agreements and reverse repurchase agreements.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balances of the repurchase agreements included in “Securities sold under agreements to repurchase” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q, in the amount of $210 million as of March 31, 2019 (which are reflected in the preceding table of uncommitted financing arrangements). Such financings are generally collateralized by non-customer, RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements.

The average daily balance outstanding during the five most recent quarters, the maximum month-end balance outstanding during the quarter and the period-end balances for repurchase agreements and reverse repurchase agreements is detailed in the following table.

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
March 31, 2019	$172	$210	$210	$358	$447	$447
December 31, 2018	$171	$189	$156	$413	$479	$399
September 30, 2018	$117	$186	$186	$355	$376	$373
June 30, 2018	$151	$165	$115	$364	$369	$343
March 31, 2018	$164	$157	$143	$378	$448	$448

At March 31, 2019, in addition to the financing arrangements previously described, we had $21 million outstanding on a mortgage loan for our St. Petersburg, Florida home-office complex that is included in “Other borrowings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q.

At March 31, 2019, we had aggregate outstanding senior notes payable of $1.55 billion. Our senior notes payable, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $250 million par 5.625% senior notes due 2024, $500 million par 3.625% senior notes due 2026, and $800 million par 4.95% senior notes due 2046. See Note 15 of our 2018 Form 10-K for additional information.

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

Should our credit rating be downgraded prior to a public debt offering, it is probable that we would have to offer a higher rate of interest to bond holders.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable. A downgrade below investment grade could result in the termination of certain derivative contracts and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions (see Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information). A credit downgrade could damage our reputation and result in certain counterparties limiting their business with us, result in negative comments by analysts, and potentially negatively impact investor perception of us, and cause a decline in our stock price and/or our clients’ perception of us. None of our borrowing arrangements contain a condition or event of default related to our credit ratings. However, a credit downgrade would result in the firm incurring a higher facility fee on the $500 million Credit Facility, in addition to triggering a higher interest rate applicable to any borrowings outstanding on that line as of and subsequent to such downgrade. Conversely, an improvement in RJF’s current credit rating could have a favorable impact on the facility fee, as well as the interest rate applicable to any borrowings on such line.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed while others are company-directed. Certain policies which we could readily borrow against had a cash surrender value of $536 million as of March 31, 2019, comprised of $312 million related to employee-directed plans and $224 million related to company-directed plans, and we were able to borrow up to 90%, or $482 million, of the March 31, 2019 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of March 31, 2019.

On May 18, 2018, we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune.

See the Contractual obligations section of this MD&A for information regarding our contractual obligations.

Statement of financial condition analysis

The assets on our condensed consolidated statements of financial condition consisted primarily of cash and cash equivalents (a large portion of which is segregated for the benefit of clients), receivables including bank loans, financial instruments held either for trading purposes or as investments, and other assets.  A significant portion of our assets were liquid in nature, providing us with flexibility in financing our business.

Total assets of $38.18 billion as of March 31, 2019 were $763 million, or 2%, greater than our total assets as of September 30, 2018. The increase in assets was primarily due to a $617 million increase in net bank loans and a $197 million increase in our available-for-sale securities portfolio, in line with our growth plan for such assets, as well a $178 million increase in cash, cash equivalents, and cash segregated pursuant to regulations Offsetting these increases, brokerage client receivables decreased $574 million.

As of March 31, 2019, our total liabilities of $31.74 billion were $780 million, or 3%, greater than our total liabilities as of September 30, 2018. The increase in total liabilities, reflected a $1.68 billion increase in bank deposits, primarily due to higher RJBDP balances held at RJ Bank, and a $287 million increase in securities loaned due to increased activity. Offsetting these increases was a decrease in brokerage client payables of $1.16 billion, due to a decline in client cash held in our client interest program as of March 31, 2019, and a decrease in accrued compensation, commissions and benefits payable of $230 million due to annual payments of certain incentive compensation made in the six months ended March 31, 2019.

Contractual obligations

There were no significant changes in our contractual obligations presented in our 2018 Form 10-K, other than in the ordinary course of business, as of March 31, 2019. See Note 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding commitments as of March 31, 2019.

Regulatory

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory” of our 2018 Form 10-K.

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of March 31, 2019, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF and RJ Bank were categorized as “well capitalized” as of March 31, 2019. The maintenance of certain risk-based regulatory capital levels could impact various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities.

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

Estimating the fair value of instruments classified as Level 3 of the fair value hierarchy requires significant judgment. Financial instrument assets measured at fair value on a recurring basis categorized as Level 3, which primarily consisted of our ARS and private equity investments, were $128 million as of March 31, 2019 and represented 3% of our assets measured at fair value.

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

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of our 2018 Form 10-K. In addition, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matter contingencies as of March 31, 2019.

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

At March 31, 2019, the amortized cost of all RJ Bank loans was $20.35 billion and an allowance for loan losses of $218 million, or 1.08% of the held for investment loan portfolio, was recorded against that balance.

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

Off-balance sheet arrangements

For information regarding our off-balance sheet arrangements, see Note 2 of the Notes to Consolidated Financial Statements of our 2018 Form 10-K and Note 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

Risk management

Risks are an inherent part of our business and activities. Management of these risks is critical to our fiscal soundness and profitability. Our risk management processes are multi-faceted and require communication, judgment and knowledge of financial products and markets. We have a formal Enterprise Risk Management (“ERM”) program to assess and review aggregate risks across the firm. Our management takes an active role in the ERM process, which requires specific administrative and business functions to participate in the identification, assessment, monitoring and control of various risks. The results of this process are extensively documented and reported to executive management and the Audit and Risk Committee of the Board.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The Fed’s MRR requires us to perform daily back-testing procedures of our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income and intraday trading. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three and six months ended March 31, 2019, our regulatory-defined daily loss in our trading portfolios did not exceed our predicted VaR.

The following table sets forth the high, low, period-end and daily average VaR for all of our trading portfolios, including fixed income, equity and derivative instruments, for the period and dates indicated.

	Six months ended March 31, 2019		Period-end VaR			Three months ended March 31,		Six months ended March 31,
$ in millions	High	Low	March 31, 2019	September 30, 2018	$ in millions	2019	2018	2019	2018
Daily VaR	$2	$1	$1	$1	Daily average VaR	$1	$1	$1	$1

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

Instantaneous changes in rate	Net interest income ($ in millions)	Projected change in net interest income
+200	$859	(1.65)%
+100	$867	(0.75)%
0	$874	—
-100	$835	(4.37)%

Refer to “Net interest analysis” in this MD&A for a discussion of the impact changes in short-term interest rates could have on the firm’s operations.

The following table shows the contractual maturities of RJ Bank’s loan portfolio at March 31, 2019, including contractual principal repayments.  This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table. Loan amounts in the table exclude unearned income and deferred expenses.

	Due in
$ in millions	One year or less	> One year – five years	> 5 years	Total
Loans held for investment:
C&I loans	$92	$4,492	$3,740	$8,324
CRE construction loans	10	195	22	227
CRE loans	422	2,337	607	3,366
Tax-exempt loans	—	31	1,255	1,286
Residential mortgage loans	—	4	3,992	3,996
SBL and other	3,017	14	—	3,031
Total loans held for investment	3,541	7,073	9,616	20,230
Loans held for sale	—	—	132	132
Total loans	$3,541	$7,073	$9,748	$20,362

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at March 31, 2019. Loan amounts in the table exclude unearned income and deferred expenses.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
Loans held for investment:
C&I loans	$59	$8,173	$8,232
CRE construction loans	—	217	217
CRE loans	78	2,866	2,944
Tax-exempt loans	1,254	32	1,286
Residential mortgage loans	238	3,758	3,996
SBL and other	14	—	14
Total loans held for investment	1,643	15,046	16,689
Loans held for sale	132	—	132
Total loans	$1,775	$15,046	$16,821

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

In our RJ Bank available-for-sale securities portfolio, we hold primarily fixed-rate agency MBS and CMOs which were carried at fair value on our Condensed Consolidated Statements of Financial Condition at March 31, 2019, with changes in the fair value of the portfolio recorded through OCI in our Condensed Consolidated Statements of Income and Comprehensive Income. At March 31, 2019, our RJ Bank available-for-sale securities portfolio had a fair value of $2.89 billion with a weighted-average yield of 2.51% and an average expected duration of three years. See Note 4 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on the fair value of these securities.

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

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar. For example, a portion of our bank loan portfolio includes loans which are denominated in Canadian dollars totaling $1.02 billion and $1.05 billion at March 31, 2019 and September 30, 2018, respectively. A portion of such loans are held by RJ Bank’s Canadian subsidiary, which is discussed in the following sections.

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

We had foreign exchange risk in our investment in RJ Ltd. of CAD 357 million at March 31, 2019, which was not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in OCI in our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding our components of OCI.

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

Our allowance for loan losses is regularly evaluated with adjustments made on a quarterly basis. Several factors were taken into consideration in evaluating the allowance for loan losses at March 31, 2019, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. Finally, RJ Bank considered current economic conditions and other factors that might impact the portfolio. RJ Bank determined the allowance that was required for specific

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate. There was no material change in RJ Bank’s methodology for determining the allowance for loan losses during the six months ended March 31, 2019.

RJ Bank’s allowance for loan losses as a percentage of bank loans outstanding was 1.08% and 1.04% at March 31, 2019 and September 30, 2018, respectively. See Note 7 in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for detail on the changes RJ Bank’s allowance for loan losses.
The loan loss provision for the six months ended March 31, 2019 increased to $21 million compared to $9 million in the prior year period. See further explanation of the loan loss provision increase in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - RJ Bank” of this Form 10-Q.
The level of charge-off activity is a factor that is considered in evaluating the potential for severity of future credit losses. The following table presents net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment.

	Three months ended March 31,				Six months ended March 31,
	2019		2018		2019		2018
$ in millions	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
C&I loans	$(3)	0.06%	$(3)	0.19%	$(3)	0.06%	$(4)	0.11%
CRE loans	(3)	0.20%	—	—	(3)	0.19%	—	—
Residential mortgage loans	—	0.01%	(1)	0.01%	1	0.04%	—	0.03%
Total	$(6)	0.06%	$(4)	0.08%	$(5)	0.05%	$(4)	0.04%

The level of nonperforming loans is another indicator of potential future credit losses. The following table presents the nonperforming loans balance and total allowance for loan losses for the periods presented.

	March 31, 2019		September 30, 2018
$ in millions	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
Loans held for investment:
C&I loans	$27	$140	$2	$123
CRE construction loans	—	3	—	3
CRE loans	10	45	—	47
Tax-exempt loans	—	8	—	9
Residential mortgage loans	19	17	23	17
SBL and other	—	5	—	4
Total	$56	$218	$25	$203
Total nonperforming loans as a % of RJ Bank total loans	0.28%		0.12%

The amount of nonperforming loans increased $31 million during the six months ended March 31, 2019, due to an increase of $25 million in nonperforming C&I loans and $10 million in nonperforming CRE loans. Included in nonperforming residential mortgage loans were $11 million in loans for which $6 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance. See Note 7 in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for loan categories as a percentage of total loans receivable.

The nonperforming loan balances in the preceding table exclude $11 million and $12 million as of March 31, 2019 and September 30, 2018, respectively, of residential TDRs which were returned to accrual status in accordance with our policy. Total nonperforming assets, including other real estate acquired in the settlement of residential mortgages, amounted to $61 million and $28 million at March 31, 2019 and September 30, 2018, respectively. Total nonperforming assets as a percentage of RJ Bank total assets was 0.25% and 0.12% at March 31, 2019 and September 30, 2018, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Loan underwriting process

RJ Bank’s underwriting processes for the major types of loans are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2018 Form 10-K. There were no material changes in RJ Bank’s underwriting processes during the six months ended March 31, 2019.

Risk monitoring process

Another component of credit risk strategy at RJ Bank is the ongoing risk monitoring and review processes for all residential, SBL and other, corporate and tax-exempt credit exposures, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no material changes to those processes and policies during the six months ended March 31, 2019.

SBL and residential mortgage loans

The marketable collateral securing RJ Bank’s SBL portfolio is monitored on a daily basis. Collateral adjustments are made by the borrower as necessary to ensure RJ Bank’s loans are adequately secured, resulting in minimizing its credit risk. Collateral calls have been minimal relative to our SBL portfolio with no losses incurred to date.

We track and review many factors to monitor credit risk in RJ Bank’s residential mortgage loan portfolio. The factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, borrower credit scores, occupancy (i.e., owner occupied, second home or investment property), level of documentation, loan purpose, geographic concentrations, average loan size and loan policy exceptions. These measures, while considered and reviewed in establishing the allowance for loan losses, have not resulted in any material adjustments to RJ Bank’s historical loss rates.

The following table presents, as of the date indicated, a summary of delinquent residential mortgage loans, the vast majority of which are first mortgage loans, which is comprised of loans which are two or more payments past due as well as loans in the process of foreclosure.

	Amount of delinquent residential loans			Delinquent residential loans as a percentage of outstanding loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
March 31, 2019	$8	$10	$18	0.20%	0.25%	0.45%
September 30, 2018	$2	$13	$15	0.06%	0.33%	0.39%

At March 31, 2019, loans over 30 days delinquent (including nonperforming loans) increased as a percentage of residential mortgage loans outstanding as compared to September 30, 2018.  Our March 31, 2019 percentage continues to compare favorably to the national average for over 30 day delinquencies of 3.20%, as most recently reported by the Fed.

Credit risk is also managed by diversifying the residential mortgage portfolio. The following table details the geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans.

	March 31, 2019
	Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans
CA	24.8%	4.9%
FL	16.7%	3.3%
NY	8.5%	1.7%
TX	7.8%	1.5%
CO	3.5%	0.7%

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At March 31, 2019 and September 30, 2018, these loans totaled $1.13 billion and $992 million, respectively, or approximately 30% and 25% of the residential mortgage portfolio, respectively.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at March 31, 2019, begins amortizing is 6.3 years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

A component of credit risk management for the residential portfolio is the LTV ratio and borrower credit score at origination or purchase. The following table details the most recent weighted-average LTV ratios and FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio.

March 31, 2019
Residential first mortgage loan weighted-average LTV/FICO	64%/755

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

	March 31, 2019
	Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans
Business systems and services	7.3%	4.2%
Office real estate	6.5%	3.8%
Hospitality	5.4%	3.1%
Automotive/transportation	4.8%	2.8%
Consumer products and services	4.5%	2.6%

Liquidity risk

See the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes, including cybersecurity incidents. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Operational risk” of our 2018 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes. There have been no material changes in such processes during the six months ended March 31, 2019.

As more fully described in the discussion of our business technology risks included in various risk factors presented in Item 1A “Risk Factors” of our 2018 Form 10-K, despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, cyberattacks and other information security breaches, as well as other events that could have an impact on the security and stability of our operations.  Notwithstanding the precautions we take, if one or more of these events were to occur, this could jeopardize the information we confidentially maintain, including that of our clients and counterparties, which is processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our clients or counterparties. To-date, we have not experienced any material losses relating to cyberattacks or other information security breaches; however, there can be no assurances that we will not suffer such losses in the future.

Model risk

Model risk refers to the possibility of unintended business outcomes arising from the design, implementation or use of models. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Model risk” of our 2018 Form 10-K for information regarding how we utilize models throughout the firm and how we manage model risk.

Compliance risk

Compliance risk is the risk of legal or regulatory sanctions, financial loss, or reputational damage that we may suffer from a failure to comply with applicable laws, external standards, or internal requirements. See Item 7 “Management’s Discussion and Analysis of

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Financial Condition and Results of Operations - Risk management - Compliance risk” of our 2018 Form 10-K for information on our compliance risks, including how we manage such risks. There have been no material changes in our risk mitigation processes during the six months ended March 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 17, 2015, Jyll Brink (“Brink”) filed a putative class action complaint in the U.S. District Court for the Southern District of Florida (the “District Court”) under the caption Jyll Brink v. Raymond James & Associates, Inc. (the “Brink Complaint”). The Brink Complaint alleges that Brink, a former customer of RJ&A, was charged a fee in her Passport Investment Account, and that the fee included an unauthorized and undisclosed profit to RJ&A in violation of its customer agreement and applicable industry standards. The Passport Investment Account is a fee-based account in which clients pay asset-based advisory fees and certain processing fees for ongoing investment advice and monitoring of securities holdings. The Brink Complaint seeks, among other relief, damages in the amount of the difference between the actual cost of processing a trade, as alleged by Brink, and the fee charged by RJ&A. On October 19, 2018, the District Court certified a class of former and current customers of RJ&A who executed a Passport Agreement and were charged processing fees during the period between February 17, 2010 and February 17, 2015. On January 18, 2019, the U.S. Court of Appeals for the Eleventh Circuit (the “Appellate Court”) entered an order granting permission to RJ&A to appeal the District Court’s class certification order. On January 25, 2019, the District Court issued an order staying trial, calendar call and all remaining pretrial deadlines pending resolution of the appeal. On April 5, 2019, Brink and RJ&A agreed in principle to a settlement of the Brink Complaint. The parties are currently negotiating a Stipulation of Settlement. Both the District Court and the Appellate Court have been informed of the foregoing. The settlement amount was included in “Other payables” in our Condensed Consolidated Statement of Financial Condition as of March 31, 2019.
On February 11, 2016, Caleb Wistar (“Wistar”) and Ernest Mayeaux (“Mayeaux”) filed a putative class action complaint in the District Court under the caption Caleb Wistar and Ernest Mayeaux v. Raymond James Financial Services, Inc. and Raymond James Financial Services Advisors, Inc. (as subsequently amended, the “Wistar Complaint”). Similar to the Brink Complaint, the Wistar Complaint alleges that Wistar and Mayeaux, former customers of Raymond James Financial Services, Inc. (“RJFS”) and Raymond James Financial Services Advisors, Inc. (“RJFSA”), were charged a fee in RJFS and RJFSA’s Passport Investment Account and that the fee included an unauthorized and undisclosed profit to RJFS and RJFSA in violation of its customer agreement and applicable industry standards. The Wistar Complaint seeks, among other relief, damages in the amount of the difference between the actual cost of processing a trade, as alleged by Wistar and Mayeaux, and the fee charge by RJFS and RJFSA. On April 5, 2019, Wistar and Mayeaux agreed in principle with RJFS and RJFSA to a settlement of the Wistar Complaint. The parties are currently negotiating a Stipulation of Settlement. The District Court has been informed of the foregoing. The settlement amount was included in “Other payables” in our Condensed Consolidated Statement of Financial Condition as of March 31, 2019.
While the parties have agreed in principle to settlements of the Brink Complaint and Wistar Complaint, there can be no assurance that the parties will execute Stipulations of Settlement, or if the parties do execute Stipulations of Settlement, that the District Court will grant preliminary approval or final approval to either or both settlements.

ITEM 1A. RISK FACTORS

Not applicable.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered securities for the six months ended March 31, 2019.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the six months ended March 31, 2019.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end, of securities that may yet be purchased under the plans or programs

October 1, 2018 – October 31, 2018	469,566	$74.88	423,903	$182
November 1, 2018 – November 30, 2018	2,420,562	$77.66	2,341,466	$500
December 1, 2018 – December 31, 2018	3,449,198	$74.55	3,287,237	$255
First quarter	6,339,326	$75.76	6,052,606

January 1, 2019 – January 31, 2019	13,408	$75.16	—	$255
February 1, 2019 – February 28, 2019	4,050	$82.54	—	$255
March 1, 2019 – March 31, 2019	603,529	$78.23	602,938	$458
Second quarter	620,987	$78.19	602,938
Fiscal year-to-date total	6,960,313	$75.98	6,655,544

During the six months ended March 31, 2019, we utilized the remainder of the previous Board authorization for repurchases of our common stock and outstanding senior notes. Accordingly, the Board approved two increases to the authorization totaling $750 million, including $500 million on November 29, 2018 and $250 million on March 1, 2019.

In the preceding table, the total number of shares purchased includes shares purchased pursuant to our Restricted Stock Trust Fund, which was established to acquire our common stock in the open market and used to settle RSUs granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiaries. For more information on this trust fund, see Note 2 of the Notes to Consolidated Financial Statements of our 2018 Form 10-K and Note 8 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. These activities do not utilize the previously described repurchase authority.

The total number of shares purchased also includes shares repurchased as a result of employees surrendering shares as payment for option exercises or withholding taxes. These activities do not utilize the previously described repurchase authority.

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

10.1
Amended and Restated Raymond James Financial, Inc. 2003 Employee Stock Purchase Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders held February 28, 2019, filed with the Securities and Exchange Commission on January 17, 2019.

10.2
Credit Agreement, dated as of February 19, 2019, among Raymond James Financial, Inc., Raymond James & Associates, Inc., the Lenders party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2019.

10.3
Amended and Restated Form of Director and Officer Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 6, 2019.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	May 9, 2019	/s/ Paul C. Reilly
Paul C. Reilly
Chairman and Chief Executive Officer

Date:	May 9, 2019	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance and Chief Financial Officer