Form 10-Q
period 2019-06-30
RAYMOND JAMES FINANCIAL INC
filed 2019-08-08
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number: 1-9109
RAYMOND JAMES FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1517485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
138,843,196 shares of common stock as of August 7, 2019

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in millions, except per share amounts	June 30, 2019	September 30, 2018
Assets:
Cash and cash equivalents	$3,596	$3,500
Cash segregated pursuant to regulations	2,356	2,441
Securities purchased under agreements to resell	411	373
Securities borrowed	306	255
Financial instruments, at fair value:
Trading instruments (includes $557 and $465 pledged as collateral)	803	702
Available-for-sale securities (includes $16 and $20 pledged as collateral)	2,960	2,696
Derivative assets	304	180
Private equity investments	146	147
Other investments (includes $24 and $25 pledged as collateral)	253	202
Brokerage client receivables, net	2,613	3,343
Receivables from brokers, dealers and clearing organizations	274	257
Other receivables	631	592
Bank loans, net	20,691	19,518
Loans to financial advisors, net	936	925
Investments in real estate partnerships held by consolidated variable interest entities	69	107
Property and equipment, net	518	486
Deferred income taxes, net	210	203
Goodwill and identifiable intangible assets, net	635	639
Other assets	965	847
Total assets	$38,677	$37,413

Liabilities and equity:
Bank deposits	$22,166	$19,942
Securities sold under agreements to repurchase	165	186
Securities loaned	429	423
Financial instruments sold but not yet purchased, at fair value:
Trading instruments	287	235
Derivative liabilities	275	247
Brokerage client payables	4,343	5,625
Payables to brokers, dealers and clearing organizations	174	206
Accrued compensation, commissions and benefits	1,093	1,189
Other payables	686	459
Other borrowings	945	899
Senior notes payable	1,550	1,550
Total liabilities	32,113	30,961
Commitments and contingencies (see Note 14)
Equity
Preferred stock; $.10 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 158,316,880 and 156,363,615 shares issued as of June 30, 2019 and September 30, 2018, respectively, and 139,666,546 and 145,642,437 shares outstanding as of June 30, 2019 and September 30, 2018, respectively	2	2
Additional paid-in capital	1,915	1,808
Retained earnings	5,659	5,032
Treasury stock, at cost; 18,650,334 and 10,693,026 common shares as of June 30, 2019 and September 30, 2018, respectively	(1,060)	(447)
Accumulated other comprehensive loss	(14)	(27)
Total equity attributable to Raymond James Financial, Inc.	6,502	6,368
Noncontrolling interests	62	84
Total equity	6,564	6,452
Total liabilities and equity	$38,677	$37,413

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
in millions, except per share amounts	2019	2018	2019	2018
Revenues:
Asset management and related administrative fees	$879	$790	$2,527	$2,287
Brokerage revenues:
Securities commissions	358	395	1,095	1,236
Principal transactions	93	73	262	255
Total brokerage revenues	451	468	1,357	1,491
Account and service fees	183	187	559	535
Investment banking	139	145	439	349
Interest income	321	271	961	752
Other	27	30	95	100
Total revenues	2,000	1,891	5,938	5,514
Interest expense	(73)	(54)	(221)	(139)
Net revenues	1,927	1,837	5,717	5,375
Non-interest expenses:
Compensation, commissions and benefits	1,277	1,208	3,767	3,557
Communications and information processing	92	89	278	262
Occupancy and equipment costs	55	49	159	149
Business development	57	57	141	134
Investment sub-advisory fees	24	23	70	68
Professional fees	22	20	61	48
Bank loan loss provision/(benefit)	(5)	5	16	14
Acquisition and disposition-related expenses	—	—	15	4
Other	65	68	205	178
Total non-interest expenses	1,587	1,519	4,712	4,414
Income including noncontrolling interests and before provision for income taxes	340	318	1,005	961
Provision for income taxes	83	86	252	367
Net income including noncontrolling interests	257	232	753	594
Net loss attributable to noncontrolling interests	(2)	—	(16)	—
Net income attributable to Raymond James Financial, Inc.	$259	$232	$769	$594

Earnings per common share – basic	$1.84	$1.59	$5.42	$4.08
Earnings per common share – diluted	$1.80	$1.55	$5.30	$3.99
Weighted-average common shares outstanding – basic	140.4	145.6	141.8	145.2
Weighted-average common and common equivalent shares outstanding – diluted	143.6	149.4	144.8	148.8

Net income attributable to Raymond James Financial, Inc.	$259	$232	$769	$594
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	24	(4)	65	(31)
Currency translations, net of the impact of net investment hedges	6	(6)	1	(8)
Cash flow hedges	(19)	6	(49)	27
Total other comprehensive income/(loss), net of tax	11	(4)	17	(12)
Total comprehensive income	$270	$228	$786	$582

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
$ in millions, except per share amounts	2019	2018	2019	2018
Common stock, par value $.01 per share:
Balance beginning of period	$2	$2	$2	$2
Share issuances	—	—	—	—
Balance end of period	2	2	2	2

Additional paid-in capital:
Balance beginning of period	1,917	1,748	1,808	1,645
Employee stock purchases	7	8	27	24
Exercise of stock options and vesting of restricted stock units, net of forfeitures	2	4	27	34
Restricted stock, stock option and restricted stock unit expense	21	21	85	77
Acquisition of noncontrolling interest and other	(32)	—	(32)	1
Balance end of period	1,915	1,781	1,915	1,781

Retained earnings:
Balance beginning of period	5,448	4,626	5,032	4,340
Net income attributable to Raymond James Financial, Inc.	259	232	769	594
Cash dividends declared (see Note 20)	(47)	(44)	(146)	(119)
Other	(1)	—	4	(1)
Balance end of period	5,659	4,814	5,659	4,814

Treasury stock:
Balance beginning of period	(976)	(412)	(447)	(390)
Purchases/surrenders	(86)	(1)	(598)	(9)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	2	—	(15)	(14)
Balance end of period	(1,060)	(413)	(1,060)	(413)

Accumulated other comprehensive loss:
Balance beginning of period	(25)	(23)	(27)	(15)
Other comprehensive income/(loss), net of tax	11	(4)	17	(12)
Other	—	—	(4)	—
Balance end of period	(14)	(27)	(14)	(27)
Total equity attributable to Raymond James Financial, Inc.	$6,502	$6,157	$6,502	$6,157

Noncontrolling interests:
Balance beginning of period	$69	$101	$84	$112
Net loss attributable to noncontrolling interests	(2)	—	(16)	—
Capital contributions	—	—	2	—
Distributions and other	(5)	(8)	(8)	(19)
Balance end of period	62	93	62	93
Total equity	$6,564	$6,250	$6,564	$6,250

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended June 30,
$ in millions	2019	2018
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$769	$594
Net loss attributable to noncontrolling interests	(16)	—
Net income including noncontrolling interests	753	594
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	81	72
Deferred income taxes	(22)	99
Premium and discount amortization on available-for-sale securities and loss on other investments	14	3
Provisions for loan losses, legal and regulatory proceedings and bad debts	45	34
Share-based compensation expense	88	75
Unrealized gain on company-owned life insurance policies, net of expenses	(9)	(20)
Other	47	22
Net change in:
Securities purchased under agreements to resell, net of securities sold under agreements to repurchase	(61)	(48)
Securities borrowed, net of securities loaned	(44)	(24)
Loans provided to financial advisors, net of repayments	(28)	(78)
Brokerage client receivables and other accounts receivable, net	679	(144)
Trading instruments, net	(52)	(88)
Derivative instruments, net	(137)	77
Other assets	(83)	(49)
Brokerage client payables and other accounts payable	(1,300)	(184)
Accrued compensation, commissions and benefits	(99)	(52)
Proceeds from sales of securitizations and loans held for sale, net of purchases and originations of loans held for sale	27	(65)
Net cash provided by/(used in) operating activities	(101)	224

Cash flows from investing activities:
Additions to property and equipment	(102)	(96)
Increase in bank loans, net	(1,226)	(1,875)
Proceeds from sales of loans held for investment	210	140
Purchases of available-for-sale securities	(689)	(899)
Available-for-sale securities maturations, repayments and redemptions	456	360
Business acquisition, net of cash acquired	(5)	(159)
Other investing activities, net	(30)	31
Net cash used in investing activities	(1,386)	(2,498)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended June 30,
$ in millions	2019	2018
Cash flows from financing activities:
Proceeds from borrowings on the RJF Credit Facility	300	300
Repayments of borrowings on the RJF Credit Facility	(300)	(300)
Proceeds from/(repayments of) short-term borrowings, net	50	(610)
Proceeds from Federal Home Loan Bank advances	850	850
Repayments of Federal Home Loan Bank advances and other borrowed funds	(854)	(854)
Exercise of stock options and employee stock purchases	53	54
Increase in bank deposits	2,224	1,747
Purchases of treasury stock	(616)	(24)
Dividends on common stock	(143)	(107)
Acquisitions of and distributions to noncontrolling interests, net	(54)	(14)
Net cash provided by financing activities	1,510	1,042

Currency adjustment:
Effect of exchange rate changes on cash	(12)	(47)
Net increase/(decrease) in cash, cash equivalents, and cash segregated pursuant to regulations	11	(1,279)
Cash, cash equivalents, and cash segregated pursuant to regulations at beginning of year	5,941	7,146
Cash, cash equivalents, and cash segregated pursuant to regulations at end of period	$5,952	$5,867

Cash and cash equivalents	$3,596	$3,180
Cash segregated pursuant to regulations	2,356	2,687
Total cash, cash equivalents, and cash segregated pursuant to regulations at end of period	$5,952	$5,867

Supplemental disclosures of cash flow information:
Cash paid for interest	$208	$127
Cash paid for income taxes, net	$295	$192

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Raymond James Financial, Inc. (“RJF,” the “firm” or the “Company”) is a financial holding company which, together with its subsidiaries, is engaged in various financial services activities, including providing investment management services for retail and institutional clients, the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products.  The firm also provides corporate and retail banking services, and trust services.  For further information about our business segments, see Note 21 of this Form 10-Q. As used herein, the terms “our,” “we,” or “us” refer to RJF and/or one or more of its subsidiaries.

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

In addition to the reclassifications discussed in the preceding paragraph, certain other prior period amounts have been reclassified to conform to the current period’s presentation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 of our 2018 Form 10-K. During the nine months ended June 30, 2019, there were no significant changes to our significant accounting policies other than the accounting policies adopted or modified as part of our implementation of new or amended accounting guidance, as noted in the following sections.

Loans to financial advisors, net

We offer loans to financial advisors and certain other key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes. We present the outstanding balance of loans to financial advisors on our Condensed Consolidated Statements of Financial Condition, net of the allowance for doubtful accounts. Of the gross balance outstanding, the portion associated with financial advisors who are no longer affiliated with us was $22 million and $20 million at June 30, 2019 and September 30, 2018, respectively. Our allowance for doubtful accounts was $10 million and $8 million at June 30, 2019 and September 30, 2018, respectively.

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

The primary impact of this guidance was the change in the presentation of certain costs from a net presentation within revenues to a gross presentation, particularly costs related to merger & acquisitions advisory and underwriting transactions and certain administrative costs related to our multi-bank sweep program.  These presentation changes had no impact on our net earnings.  There were no material changes in timing of revenues recognized associated with the adoption. As a result, adoption of this guidance had no material impact on our net results of operations or financial position. See Note 16 for further information.

Financial instruments - In January 2016, the FASB issued new guidance related to the accounting for financial instruments (ASU 2016-01). Among its provisions, this new guidance generally requires equity investments to be measured at fair value with changes in fair value recognized in net income, subject to certain exceptions, and amends certain disclosure requirements associated with the fair value of financial instruments. We adopted this guidance as of October 1, 2018, under a modified retrospective approach. As a result, on a prospective basis beginning as of the date of adoption, we record changes in the fair value of our investments in equity securities that were previously classified as available-for-sale in net income. Previously, such unrealized gains/(losses) were reflected in other comprehensive income/(loss) (“OCI”). The impact of adopting the new guidance resulted in a reclassification from accumulated other comprehensive income/(loss) (“AOCI”) to retained earnings of an accumulated gain of approximately $4 million at October 1, 2018. See Note 5 for further information.

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

Statement of Cash Flows (restricted cash) - In November 2016, the FASB issued new guidance related to the classification and presentation of changes in restricted cash on the statement of cash flows (ASU 2016-18). The guidance requires an entity to include restricted cash and cash equivalents in its total of cash and cash equivalents on its statement of cash flows and to present a reconciliation of the beginning-of-period and end-of-period total of such amounts on the statement of cash flows. We adopted this guidance on

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

October 1, 2018, under a retrospective approach. As a result of adoption, we recorded a decrease of $765 million in net cash provided by operating activities for the nine months ended June 30, 2018 related to reclassifying changes in cash segregated pursuant to regulations from operating activities to the cash and cash equivalents balance in the Condensed Consolidated Statements of Cash Flows. The total of cash segregated pursuant to regulations and cash and cash equivalents is included in a separate table in the Condensed Consolidated Statements of Cash Flows. The adoption did not have an impact on our financial position or results of operations.

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

Accounting guidance not yet adopted as of June 30, 2019

Lease accounting - In February 2016, the FASB issued new guidance related to the accounting for leases (ASU 2016-02). The new guidance and subsequent amendments requires the recognition of assets and liabilities on the balance sheet related to the rights and obligations created by lease agreements with terms greater than twelve months, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease will primarily depend upon its classification as a finance or operating lease. The new guidance requires new disclosures to help financial statement users better understand the amount, timing and cash flows arising from leases. This new guidance, including subsequent amendments, is first effective for our fiscal year beginning on October 1, 2019. Although permitted, we do not plan to early adopt.  Upon adoption, we will use the alternative modified retrospective approach, with a cumulative effect adjustment to opening retained earnings in the period of adoption. Our implementation efforts include reviewing existing leases and service contracts, which may include embedded leases. We are near completion with the process of identifying and validating changes to our business policies and processes, systems and controls, and reports to support adoption of the new guidance. This new guidance will increase both our assets and liabilities on our statement of financial condition. We are evaluating the magnitude of such impact. We do not expect a material impact on our results of operations.

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

NOTE 3 - ACQUISITIONS

Effective April 2019, we increased our ownership of ClariVest Asset Management LLC (“ClariVest”) from 45% to 100% making ClariVest a wholly-owned subsidiary of Eagle Asset Management. ClariVest has been included in our consolidated financial statements since our initial investment of the 45% interest as we concluded we were required to consolidate as defined by accounting guidance. The increase in ownership was accounted for as a shareholder’s equity transaction.

In April 2019, we completed our acquisition of Silver Lane Advisors LLC (“Silver Lane”), a boutique investment bank focused on merger & acquisition advisory. Silver Lane has been integrated into our Capital Markets segment. We accounted for this acquisition under the acquisition method of accounting with the assets and liabilities of Silver Lane recorded as of the acquisition date at their respective fair values in our consolidated financial statements. For purposes of certain acquisition-related financial reporting requirements, the Silver Lane acquisition was not considered a material acquisition. Silver Lane’s results of operations have been included in our results prospectively from April 1, 2019.

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

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of June 30, 2019
Assets at fair value on a recurring basis:
Trading instruments
Municipal and provincial obligations	$—	$242	$—	$—	$242
Corporate obligations	12	111	—	—	123
Government and agency obligations	32	84	—	—	116
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	—	198	—	—	198
Non-agency CMOs and asset-backed securities (“ABS”)	—	71	—	—	71
Total debt securities	44	706	—	—	750
Equity securities	12	1	—	—	13
Brokered certificates of deposit	—	39	—	—	39
Other	—	—	1	—	1
Total trading instruments	56	746	1	—	803
Available-for-sale securities - agency MBS and CMOs	—	2,960	—	—	2,960
Derivative assets
Interest rate - Matched book	—	246	—	—	246
Interest rate - Other	10	127	—	(80)	57
Foreign exchange	—	1	—	—	1
Total derivative assets	10	374	—	(80)	304
Private equity investments - not measured at net asset value (“NAV”)	—	—	59	—	59
Other investments	187	1	65	—	253
Subtotal	253	4,081	125	(80)	4,379
Private equity investments - measured at NAV					87
Total assets at fair value on a recurring basis	$253	$4,081	$125	$(80)	$4,466

Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased
Municipal and provincial obligations	$1	$—	$—	$—	$1
Corporate obligations	1	16	—	—	17
Government and agency obligations	260	—	—	—	260
Total debt securities	262	16	—	—	278
Equity securities	6	—	—	—	6
Other	—	—	3	—	3
Total trading instruments sold but not yet purchased	268	16	3	—	287
Derivative liabilities
Interest rate - Matched book	—	246	—	—	246
Interest rate - Other	12	106	—	(100)	18
Foreign exchange	—	4	—	—	4
Equity - Deutsche Bank restricted stock unit (“DBRSU”) obligation	—	7	—	—	7
Total derivative liabilities	12	363	—	(100)	275
Total liabilities at fair value on a recurring basis	$280	$379	$3	$(100)	$562

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2018
Assets at fair value on a recurring basis:
Trading instruments
Municipal and provincial obligations	$1	$247	$—	$—	$248
Corporate obligations	10	100	—	—	110
Government and agency obligations	19	72	—	—	91
Agency MBS and CMOs	3	124	—	—	127
Non-agency CMOs and ABS	—	69	—	—	69
Total debt securities	33	612	—	—	645
Equity securities	15	—	—	—	15
Brokered certificates of deposit	—	39	—	—	39
Other	—	2	1	—	3
Total trading instruments	48	653	1	—	702
Available-for-sale securities
Agency MBS and CMOs	—	2,628	—	—	2,628
Other securities	1	—	—	—	1
Auction rate securities (“ARS”) preferred	—	—	67	—	67
Total available-for-sale securities	1	2,628	67	—	2,696
Derivative assets
Interest rate - Matched book	—	160	—	—	160
Interest rate - Other	—	74	—	(55)	19
Foreign exchange	—	1	—	—	1
Total derivative assets	—	235	—	(55)	180
Private equity investments - not measured at NAV	—	—	56	—	56
Other investments	201	1	—	—	202
Subtotal	250	3,517	124	(55)	3,836
Private equity investments - measured at NAV					91
Total assets at fair value on a recurring basis	$250	$3,517	$124	$(55)	$3,927

Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased
Municipal and provincial obligations	$—	$1	$—	$—	$1
Corporate obligations	2	25	—	—	27
Government and agency obligations	194	—	—	—	194
Non-agency MBS and CMOs	—	1	—	—	1
Total debt securities	196	27	—	—	223
Equity securities	5	—	—	—	5
Other	—	—	7	—	7
Total trading instruments sold but not yet purchased	201	27	7	—	235
Derivative liabilities
Interest rate - Matched book	—	160	—	—	160
Interest rate - Other	—	114	—	(47)	67
Foreign exchange	—	4	—	—	4
Equity - DBRSU obligation	—	16	—	—	16
Total derivative liabilities	—	294	—	(47)	247
Total liabilities at fair value on a recurring basis	$201	$321	$7	$(47)	$482

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

Three months ended June 30, 2019 Level 3 instruments at fair value
	Financial assets			Financial liabilities
$ in millions	Trading instruments - Other	Private equity investments	Other investments	Trading instruments - Other
Fair value beginning of period	$2	$59	$67	$(7)
Total gains/(losses) included in earnings	(1)	—	(2)	—
Purchases and contributions	26	—	—	7
Sales	(26)	—	—	(3)
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$1	$59	$65	$(3)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$1	$—	$(2)	$—

Nine months ended June 30, 2019 Level 3 instruments at fair value
	Financial assets			Financial liabilities
$ in millions	Trading instruments - Other	Private equity investments	Other investments (1)	Trading instruments - Other
Fair value beginning of period	$1	$56	$67	$(7)
Total gains/(losses) included in earnings	(1)	—	(2)	2
Purchases and contributions	86	3	—	16
Sales	(85)	—	—	(14)
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$1	$59	$65	$(3)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$1	$—	$(2)	$—

(1)
Beginning of period balance includes $67 million of preferred ARS, which were reclassified from available-for-sale securities in connection with the adoption of ASU 2016-01. See Note 2 for additional information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Three months ended June 30, 2018 Level 3 instruments at fair value
	Financial assets			Financial liabilities
$ in millions	Trading instruments - Other	Available-for-sale securities - ARS - preferred	Private equity investments	Trading instruments - Other
Fair value beginning of period	$1	$108	$96	$(1)
Total gains/(losses) for the period:
Included in earnings	—	—	4	—
Included in other comprehensive income	—	3	—	—
Purchases and contributions	18	—	—	—
Sales	(15)	—	(28)	(1)
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$4	$111	$72	$(2)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$1	$—	$—	$—
Unrealized gains/(losses) for the period included in other comprehensive income for instruments held at the end of the reporting period	$—	$3	$—	$—

Nine months ended June 30, 2018 Level 3 instruments at fair value
	Financial assets			Financial liabilities
$ in millions	Trading instruments - Other	Available-for-sale securities - ARS - preferred	Private equity investments	Trading instruments - Other
Fair value beginning of period	$6	$106	$89	$—
Total gains/(losses) for the period:
Included in earnings	(1)	—	11	—
Included in other comprehensive income	—	5	—	—
Purchases and contributions	62	—	—	—
Sales	(63)	—	(28)	(2)
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$4	$111	$72	$(2)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$1	$—	$—	$—
Unrealized gains/(losses) for the period included in other comprehensive income for instruments held at the end of the reporting period	$—	$5	$—	$—

As of June 30, 2019, 12% of our assets and 2% of our liabilities were measured at fair value on a recurring basis.  In comparison, as of September 30, 2018, 10% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 represented 3% of our assets measured at fair value as of both June 30, 2019 and September 30, 2018.

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

Level 3 financial instrument $ in millions	Fair value at June 30, 2019	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements
Other investments - ARS preferred	$24	Discounted cash flow	Average discount rate	5.35% - 6.35% (5.85%)
			Average interest rates applicable to future interest income on the securities (1)	2.31% - 2.31% (2.31%)
			Prepayment year (2)	2019 - 2022 (2022)
	$40	Other investment-specific events (3)	Not meaningful (3)	Not meaningful (3)
Private equity investments (not measured at NAV)	$46	Income approach - discounted cash flow	Discount rate	25%
			Terminal EBITDA multiple	10.0x
			Terminal year	2022 - 2042 (2023)
	$13	Transaction price or other investment-specific events (4)	Not meaningful (4)	Not meaningful (4)

Level 3 financial instrument $ in millions	Fair value at September 30, 2018	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements
ARS preferred	$67	Discounted cash flow	Average discount rate	6.50% - 7.85% (7.13%)
			Average interest rates applicable to future interest income on the securities (1)	4.13% - 5.51% (4.47%)
			Prepayment year (2)	2018 - 2021 (2021)
Private equity investments (not measured at NAV)	$43	Income approach - discounted cash flow	Discount rate	25%
			Terminal EBITDA multiple	10.0x
			Terminal year	2022 - 2042 (2023)
	$13	Transaction price or other investment-specific events (4)	Not meaningful (4)	Not meaningful (4)

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

(3)
During the third fiscal quarter of 2019, an issuer within our ARS preferred portfolio commenced tender offers to which we tendered holdings with a fair value of $40 million as of June 30, 2019. The tender offers were settled and payment was received in July 2019.

(4)
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

Our private equity portfolio as of June 30, 2019 included various direct investments, as well as investments in third-party private equity funds and various private equity funds which we sponsor. The portfolio is primarily invested in a broad range of industries including leveraged buyouts, growth capital, distressed capital, venture capital and mezzanine capital. Due to the closed-end nature of certain of our fund investments, such investments cannot be redeemed directly with the funds. Our investment is monetized by distributions received through the liquidation of the underlying assets of those funds, the timing of which is uncertain.

The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
June 30, 2019
Private equity investments measured at NAV	$87	$15
Private equity investments not measured at NAV	59
Total private equity investments	$146

September 30, 2018
Private equity investments measured at NAV	$91	$18
Private equity investments not measured at NAV	56
Total private equity investments	$147

Of the total private equity investments, the portions we owned were $101 million and $103 million as of June 30, 2019 and September 30, 2018, respectively. The portions of the private equity investments we did not own were $45 million and $44 million as of June 30, 2019 and September 30, 2018, respectively, and were included as a component of noncontrolling interests on our Condensed Consolidated Statements of Financial Condition.

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
June 30, 2019
Bank loans, net:
Impaired loans: residential	$7	$15	$22	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.4 yrs.)
Impaired loans: corporate	$—	$28	$28	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loan held for sale	$52	$—	$52	N/A	N/A	N/A
Other assets: other real estate owned	$1	$—	$1	N/A	N/A	N/A

September 30, 2018
Bank loans, net:
Impaired loans: residential	$10	$17	$27	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Impaired loans: corporate	$—	$1	$1	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loan held for sale	$41	$—	$41	N/A	N/A	N/A

(1)
The valuation techniques used for the corporate loans are collateral value less selling costs for the collateral dependent loans and discounted cash flows for impaired loans that are not collateral dependent.

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

$ in millions	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
June 30, 2019
Financial assets:
Bank loans, net	$—	$81	$20,474	$20,555	$20,589
Financial liabilities:
Bank deposits - Certificates of deposit	$—	$—	$550	$550	$543
Senior notes payable	$—	$1,694	$—	$1,694	$1,550

September 30, 2018
Financial assets:
Bank loans, net	$—	$124	$19,116	$19,240	$19,449
Financial liabilities:
Bank deposits	$—	$19,496	$439	$19,935	$19,942
Senior notes payable	$—	$1,558	$—	$1,558	$1,550

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

The following table details the amortized cost and fair values of our available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2019
Agency residential MBS	$1,529	$17	$(2)	$1,544
Agency commercial MBS	285	4	—	289
Agency CMOs	1,125	6	(4)	1,127
Total available-for-sale securities	$2,939	$27	$(6)	$2,960

September 30, 2018
Agency residential MBS	$1,616	$—	$(40)	$1,576
Agency commercial MBS	47	—	—	47
Agency CMOs	1,035	—	(30)	1,005
Other securities	2	—	(1)	1
Total RJ Bank available-for-sale securities	2,700	—	(71)	2,629
ARS preferred	61	6	—	67
Total available-for-sale securities	$2,761	$6	$(71)	$2,696

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

	June 30, 2019
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$—	$25	$869	$635	$1,529
Carrying value	$—	$25	$877	$642	$1,544
Agency commercial MBS
Amortized cost	$5	$214	$32	$34	$285
Carrying value	$5	$216	$33	$35	$289
Agency CMOs
Amortized cost	$—	$—	$92	$1,033	$1,125
Carrying value	$—	$—	$92	$1,035	$1,127
Total available-for-sale securities
Amortized cost	$5	$239	$993	$1,702	$2,939
Carrying value	$5	$241	$1,002	$1,712	$2,960
Weighted-average yield	1.85%	2.31%	2.39%	2.53%	2.46%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table details the gross unrealized losses and fair value of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2019
Agency residential MBS	$37	$—	$397	$(2)	$434	$(2)
Agency commercial MBS	—	—	48	—	48	—
Agency CMOs	19	—	529	(4)	548	(4)
Total	$56	$—	$974	$(6)	$1,030	$(6)
September 30, 2018
Agency residential MBS	$747	$(15)	$753	$(25)	$1,500	$(40)
Agency commercial MBS	40	—	6	—	46	—
Agency CMOs	316	(5)	666	(25)	982	(30)
Other securities	—	—	1	(1)	1	(1)
Total	$1,103	$(20)	$1,426	$(51)	$2,529	$(71)

U.S. government agencies guarantee the contractual cash flows of the agency MBS and CMOs. At June 30, 2019, of the 131 agency MBS and CMOs in an unrealized loss position, six were in a continuous unrealized loss position for less than 12 months and 125 were for 12 months or more. We do not consider these securities to be other-than-temporarily impaired due to the guarantee of the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities. At June 30, 2019, debt securities we held in excess of ten percent of our equity included Federal National Home Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) which had an amortized cost of $1.85 billion and $833 million, respectively, and a fair value of $1.86 billion and $839 million, respectively.

During the three and nine months ended June 30, 2019 and 2018, there were no sales of agency MBS or CMO available-for-sale securities.

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

We also facilitate matched book derivative transactions in which Raymond James Financial Products, Inc. (“RJFP”), a wholly owned subsidiary, enters into interest rate derivatives with clients. For every derivative RJFP enters into with a client, it also enters into an offsetting derivative on terms that mirror the client transaction with a credit support provider, which is a third-party financial institution. Any collateral required to be exchanged under these derivatives is administered directly between the client and the third-party financial institution. Due to this pass-through transaction structure, RJFP has completely mitigated the market and credit risk on these derivatives. As a result, derivatives for which the fair value is in an asset position have an equal and offsetting derivative liability. RJFP only has credit risk on its uncollected derivative transaction fee revenues. The receivable for uncollected derivative transaction fee revenues of RJFP was insignificant as of June 30, 2019 and September 30, 2018.

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

	June 30, 2019			September 30, 2018
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate:
Matched book	$246	$246	$2,325	$160	$160	$2,416
Other (1)	133	117	10,197	74	113	9,398
Foreign exchange	1	1	552	1	1	549
Equity - DBRSU obligation	—	7	7	—	16	16
Subtotal	380	371	13,081	235	290	12,379
Derivatives designated as hedging instruments
Interest rate	4	1	850	—	1	850
Foreign exchange	—	3	853	—	3	892
Subtotal	4	4	1,703	—	4	1,742
Total gross fair value/notional amount	384	375	$14,784	235	294	$14,121
Offset on the Condensed Consolidated Statements of Financial Condition
Counterparty netting	(16)	(16)		(26)	(26)
Cash collateral netting	(64)	(84)		(29)	(21)
Total amounts offset	(80)	(100)		(55)	(47)
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	304	275		180	247
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
Financial instruments (2)	(259)	(246)		(162)	(160)
Total	$45	$29		$18	$87

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

The following table details the gains/(losses) included in AOCI, net of income taxes, on derivatives designated as hedging instruments. These gains/(losses) include any amounts reclassified from AOCI to income during the period. See Note 15 for additional information.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2019	2018	2019	2018
Interest rate (cash flow hedges)	$(19)	$6	$(49)	$27
Foreign exchange (net investment hedges)	(12)	13	14	38
Total gains/(losses) in AOCI, net of taxes	$(31)	$19	$(35)	$65

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three and nine months ended June 30, 2019 and 2018. We expect to reclassify an insignificant amount of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is 8 years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized in the Condensed Consolidated Statements of Income and Comprehensive Income.

$ in millions	Location of gain/(loss) included in the Condensed Consolidated Statements of Income and Comprehensive Income	Gain/(loss) recognized during the
		three months ended June 30,		nine months ended June 30,
		2019	2018	2019	2018
Interest rate	Principal transactions/other revenues	$2	$3	$4	$5
Foreign exchange	Other revenues	$(8)	$15	$14	$24
Equity - DBRSU obligation	Compensation, commissions and benefits expense	$—	$4	$5	$9

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

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment-grade, the counterparties to the derivative instruments could terminate and request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was insignificant as of both June 30, 2019 and September 30, 2018.

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

	Assets		Liabilities
$ in millions	Reverse repurchase agreements	Securities borrowed	Repurchase agreements	Securities loaned
June 30, 2019
Gross amounts of recognized assets/liabilities	$411	$306	$165	$429
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	411	306	165	429
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(411)	(301)	(165)	(419)
Net amounts	$—	$5	$—	$10
September 30, 2018
Gross amounts of recognized assets/liabilities	$373	$255	$186	$423
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	373	255	186	423
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(373)	(248)	(186)	(408)
Net amounts	$—	$7	$—	$15

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

$ in millions	June 30, 2019	September 30, 2018
Collateral we received that was available to be delivered or repledged	$3,093	$3,165
Collateral that we delivered or repledged	$1,195	$1,389

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

$ in millions	June 30, 2019	September 30, 2018
Financial instruments owned, at fair value, pledged to counterparties that:
Had the right to deliver or repledge	$597	$510
Did not have the right to deliver or repledge	$65	$65
Bank loans, net pledged at FHLB and the Federal Reserve Bank	$4,563	$4,075

Repurchase agreements, repurchase-to-maturity transactions and securities loaned accounted for as secured borrowings

The following table presents the remaining contractual maturity of repurchase agreements and securities lending transactions accounted for as secured borrowings.

$ in millions	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
June 30, 2019
Repurchase agreements:
Government and agency obligations	$48	$—	$—	$—	$48
Agency MBS and CMOs	117	—	—	—	117
Total repurchase agreements	165	—	—	—	165
Securities loaned:
Equity securities	429	—	—	—	429
Total	$594	$—	$—	$—	$594

September 30, 2018
Repurchase agreements:
Government and agency obligations	$102	$—	$—	$—	$102
Agency MBS and CMOs	84	—	—	—	84
Total repurchase agreements	186	—	—	—	186
Securities loaned:
Equity securities	423	—	—	—	423
Total	$609	$—	$—	$—	$609

As of both June 30, 2019 and September 30, 2018, we did not have any “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security.

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

	June 30, 2019		September 30, 2018
$ in millions	Balance	%	Balance	%
Loans held for investment:
C&I loans	$8,401	40%	$7,786	40%
CRE construction loans	248	1%	151	1%
CRE loans	3,468	17%	3,624	18%
Tax-exempt loans	1,296	6%	1,227	6%
Residential mortgage loans	4,198	20%	3,757	19%
SBL and other	3,177	15%	3,033	15%
Total loans held for investment	20,788		19,578
Net unearned income and deferred expenses	(16)		(21)
Total loans held for investment, net	20,772		19,557
Loans held for sale, net	134	1%	164	1%
Total loans held for sale and investment	20,906	100%	19,721	100%
Allowance for loan losses	(215)		(203)
Bank loans, net	$20,691		$19,518

At June 30, 2019, the FHLB had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 12 for more information regarding borrowings from the FHLB.

Loans held for sale

RJ Bank originated or purchased $522 million and $1.79 billion of loans held for sale during the three and nine months ended June 30, 2019, respectively, and $444 million and $1.13 billion during the three and nine months ended June 30, 2018 respectively. Proceeds from the sale of these held for sale loans amounted to $159 million and $516 million during the three and nine months ended June 30, 2019 and $166 million and $394 million during the three and nine months ended June 30, 2018, respectively. Net gains resulting from such sales were insignificant in all periods during the three and nine months ended June 30, 2019 and 2018.

Purchases and sales of loans held for investment

The following table presents purchases and sales of any loans held for investment by portfolio segment.

$ in millions	C&I loans	CRE loans	Residential mortgage loans	Total
Three months ended June 30, 2019
Purchases	$247	$10	$132	$389
Sales	$7	$—	$—	$7
Nine months ended June 30, 2019
Purchases	$937	$35	$254	$1,226
Sales	$100	$—	$—	$100
Three months ended June 30, 2018
Purchases	$195	$82	$123	$400
Sales	$38	$—	$—	$38
Nine months ended June 30, 2018
Purchases	$467	$145	$217	$829
Sales	$146	$—	$—	$146

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

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual	Current and accruing	Total loans held for investment
June 30, 2019
C&I loans	$—	$—	$—	$22	$8,379	$8,401
CRE construction loans	—	—	—	—	248	248
CRE loans	—	—	—	10	3,458	3,468
Tax-exempt loans	—	—	—	—	1,296	1,296
Residential mortgage loans:
First mortgage loans	1	5	6	16	4,148	4,170
Home equity loans/lines	—	—	—	—	28	28
SBL and other	—	—	—	—	3,177	3,177
Total loans held for investment	$1	$5	$6	$48	$20,734	$20,788

September 30, 2018
C&I loans	$—	$—	$—	$2	$7,784	$7,786
CRE construction loans	—	—	—	—	151	151
CRE loans	—	—	—	—	3,624	3,624
Tax-exempt loans	—	—	—	—	1,227	1,227
Residential mortgage loans:
First mortgage loans	1	—	1	23	3,707	3,731
Home equity loans/lines	—	—	—	—	26	26
SBL and other	—	—	—	—	3,033	3,033
Total loans held for investment	$1	$—	$1	$25	$19,552	$19,578

The preceding table includes $37 million and $11 million at June 30, 2019 and September 30, 2018, respectively, of nonaccrual loans which were current pursuant to their contractual terms.

Other real estate owned, included in “Other assets” on our Condensed Consolidated Statements of Financial Condition, was $3 million at both June 30, 2019 and September 30, 2018. The recorded investment in mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process was $8 million and $12 million at June 30, 2019 and September 30, 2018, respectively.

Impaired loans and troubled debt restructurings

The following table provides a summary of RJ Bank’s impaired loans.

	June 30, 2019			September 30, 2018
$ in millions	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
Impaired loans with allowance for loan losses:
C&I loans	$19	$19	$4	$—	$—	$—
Residential - first mortgage loans	11	14	1	15	20	2
Total	30	33	5	15	20	2
Impaired loans without allowance for loan losses:
C&I loans	3	3	—	2	2	—
CRE loans	10	13	—	—	—	—
Residential - first mortgage loans	12	19	—	13	20	—
Total	25	35	—	15	22	—
Total impaired loans	$55	$68	$5	$30	$42	$2

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

The preceding table includes troubled debt restructurings (“TDRs”) of $10 million and $19 million related to CRE and residential first mortgage loans, respectively, at June 30, 2019 and $21 million of residential first mortgage TDRs at September 30, 2018.

The average balance of the total impaired loans was as follows.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2019	2018	2019	2018
Average impaired loan balance:
C&I loans	$26	$4	$19	$4
CRE loans	10	—	4	—
Residential - first mortgage loans	24	34	25	34
Total	$60	$38	$48	$38

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the credit quality of RJ Bank’s held for investment loan portfolio.

$ in millions	Pass	Special mention	Substandard	Doubtful	Total
June 30, 2019
C&I loans	$8,296	$22	$83	$—	$8,401
CRE construction loans	248	—	—	—	248
CRE loans	3,410	20	38	—	3,468
Tax-exempt loans	1,296	—	—	—	1,296
Residential mortgage loans:
First mortgage loans	4,136	8	26	—	4,170
Home equity loans/lines	28	—	—	—	28
SBL and other	3,177	—	—	—	3,177
Total	$20,591	$50	$147	$—	$20,788

September 30, 2018
C&I loans	$7,679	$48	$59	$—	$7,786
CRE construction loans	140	11	—	—	151
CRE loans	3,547	44	33	—	3,624
Tax-exempt loans	1,227	—	—	—	1,227
Residential mortgage loans:
First mortgage loans	3,693	8	30	—	3,731
Home equity loans/lines	26	—	—	—	26
SBL and other	3,033	—	—	—	3,033
Total	$19,345	$111	$122	$—	$19,578

Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for loan losses and reserve for unfunded lending commitments

The following table presents changes in the allowance for loan losses of RJ Bank by portfolio segment.

	Loans held for investment
$ in millions	C&I loans	CRE construction loans	CRE loans	Tax-exempt loans	Residential mortgage loans	SBL and other	Total
Three months ended June 30, 2019
Balance at beginning of period	$140	$3	$45	$8	$17	$5	$218
Provision/(benefit) for loan losses	(8)	1	1	1	(1)	1	(5)
Net (charge-offs)/recoveries:
Charge-offs	—	—	—	—	—	—	—
Recoveries	1	—	—	—	—	—	1
Net charge-offs	1	—	—	—	—	—	1
Foreign exchange translation adjustment	1		—	—	—	—	1
Balance at end of period	$134	$4	$46	$9	$16	$6	$215

Nine months ended June 30, 2019
Balance at beginning of period	$123	$3	$47	$9	$17	$4	$203
Provision/(benefit) for loan losses	13	1	2	—	(2)	2	16
Net (charge-offs)/recoveries:
Charge-offs	(3)	—	(3)	—		—	(6)
Recoveries	1	—	—	—	1	—	2
Net (charge-offs)/recoveries	(2)	—	(3)	—	1	—	(4)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$134	$4	$46	$9	$16	$6	$215

Three months ended June 30, 2018
Balance at beginning of period	$125	$2	$43	$8	$13	$4	$195
Provision/(benefit) for loan losses	2	1	2	—	1	(1)	5
Net (charge-offs)/recoveries:
Charge-offs	(5)	—	—	—	—	—	(5)
Recoveries	—	—	—	—	1	—	1
Net (charge-offs)/recoveries	(5)	—	—	—	1	—	(4)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$122	$3	$45	$8	$15	$3	$196

Nine months ended June 30, 2018
Balance at beginning of period	$120	$1	$42	$6	$17	$4	$190
Provision/(benefit) for loan losses	11	2	3	2	(3)	(1)	14
Net (charge-offs)/recoveries:
Charge-offs	(9)	—	—	—	—	—	(9)
Recoveries	—	—	—	—	1	—	1
Net (charge-offs)/recoveries	(9)	—	—	—	1	—	(8)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$122	$3	$45	$8	$15	$3	$196

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment (excluding any net unearned income and deferred expenses) and the related allowance for loan losses.

	Loans held for investment
	Allowance for loan losses			Recorded investment
$ in millions	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
June 30, 2019
C&I loans	$4	$130	$134	$22	$8,379	$8,401
CRE construction loans	—	4	4	—	248	248
CRE loans	—	46	46	10	3,458	3,468
Tax-exempt loans	—	9	9	—	1,296	1,296
Residential mortgage loans	1	15	16	28	4,170	4,198
SBL and other	—	6	6	—	3,177	3,177
Total	$5	$210	$215	$60	$20,728	$20,788

September 30, 2018
C&I loans	$—	$123	$123	$2	$7,784	$7,786
CRE construction loans	—	3	3	—	151	151
CRE loans	—	47	47	—	3,624	3,624
Tax-exempt loans	—	9	9	—	1,227	1,227
Residential mortgage loans	2	15	17	35	3,722	3,757
SBL and other	—	4	4	—	3,033	3,033
Total	$2	$201	$203	$37	$19,541	$19,578

The reserve for unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $10 million at both June 30, 2019 and September 30, 2018.

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

$ in millions	Aggregate assets	Aggregate liabilities
June 30, 2019
Private Equity Interests	$69	$4
LIHTC fund in which RJ Bank is an investor member	61	—
Guaranteed LIHTC Fund	18	3
Other LIHTC funds	26	28
Restricted Stock Trust Fund	19	19
Total	$193	$54

September 30, 2018
Private Equity Interests	$67	$5
LIHTC fund in which RJ Bank is an investor member	53	—
Guaranteed LIHTC Fund	40	3
Other LIHTC funds	18	18
Restricted Stock Trust Fund	14	14
Total	$192	$40

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

$ in millions	June 30, 2019	September 30, 2018
Assets:
Cash, cash equivalents and cash segregated pursuant to regulations	$20	$7
Intercompany and other receivables	—	1
Private equity investments	62	63
Investments in real estate partnerships held by consolidated variable interest entities	69	107
Trust fund investment in RJF common stock	19	14
Other assets	23	—
Total assets	$193	$192

Liabilities and equity:
Other payables	$29	$27
Intercompany payables	22	17
Total liabilities	51	44
RJF equity	79	70
Noncontrolling interests	63	78
Total equity	142	148
Total liabilities and equity	$193	$192

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

	June 30, 2019			September 30, 2018
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
Private Equity Interests	$6,170	$155	$66	$6,908	$154	$68
LIHTC funds	5,776	2,167	62	5,692	1,912	93
Other	222	125	4	211	114	4
Total	$12,168	$2,447	$132	$12,811	$2,180	$165

NOTE 10 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

Our goodwill and identified intangible assets result from various acquisitions. See Notes 2 and 12 of our 2018 Form 10-K for information about our goodwill and intangible assets, including the related accounting policies.

We had an addition to goodwill of $7 million during the three months ended June 30, 2019 due to our acquisition of Silver Lane. See Note 3 of this Form 10-Q for additional information regarding this acquisition.

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

	June 30, 2019		September 30, 2018
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Savings and money market accounts	$21,605	0.54%	$19,475	0.54%
Certificates of deposit	543	2.38%	445	2.03%
NOW accounts	6	0.01%	6	0.01%
Demand deposits (non-interest-bearing)	12	—	16	—
Total bank deposits	$22,166	0.58%	$19,942	0.57%

Total bank deposits in the preceding table exclude affiliate deposits of $148 million at June 30, 2019 and $279 million at September 30, 2018. These affiliate deposits included $147 million at June 30, 2019 and $277 million at September 30, 2018, held in a deposit account at RJ Bank on behalf of RJF.

Savings and money market accounts in the preceding table consist primarily of deposits that are cash balances swept from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”) to RJ Bank. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”). The aggregate amount of individual time deposit account balances that exceeded the FDIC insurance limit at June 30, 2019 was approximately $25 million.

The following table sets forth the scheduled maturities of certificates of deposit.

	June 30, 2019		September 30, 2018
$ in millions	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
Three months or less	$39	$26	$30	$17
Over three through six months	22	17	20	13
Over six through twelve months	47	32	38	26
Over one through two years	50	37	65	40
Over two through three years	30	73	21	14
Over three through four years	58	27	44	26
Over four through five years	56	29	63	28
Total	$302	$241	$281	$164

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2019	2018	2019	2018
Savings, money market, and NOW accounts	$29	$18	$96	$35
Certificates of deposit	4	1	9	4
Total interest expense on deposits	$33	$19	$105	$39

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 – OTHER BORROWINGS

The following table details the components of other borrowings.

$ in millions	June 30, 2019	September 30, 2018
FHLB advances	$875	$875
Secured lines of credit	50	—
Mortgage notes payable and other	20	24
Total other borrowings	$945	$899

Borrowings from the FHLB as of June 30, 2019 and September 30, 2018, were comprised of both floating and fixed-rate advances. As of June 30, 2019 and September 30, 2018, the floating-rate advances, which have interest rates that reset quarterly, totaled $850 million. The floating-rate advances mature in December 2020. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting the balances subject to variable interest rates to a fixed interest rate. Refer to Note 6 for information regarding these interest rate swaps, which are accounted for as hedging instruments. As of both June 30, 2019 and September 30, 2018, the fixed-rate advance totaled $25 million and bears interest at a fixed rate of 3.4%. This advance matures in October 2020. All of the advances were secured by a blanket lien granted to the FHLB on our residential mortgage loan portfolio. The weighted average interest rate on these FHLB advances as of June 30, 2019 and September 30, 2018 was 2.39% and 2.41%, respectively.

On February 19, 2019, RJF and RJ&A entered into an unsecured revolving credit facility agreement (the “Credit Facility”) which replaced the previous unsecured revolving credit facility agreement (the “RJF Credit Facility”) entered into by RJF. The Credit Facility has a maturity date of February 2024 and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500 million, with a sublimit of $300 million for RJF, at variable rates of interest. There were no borrowings outstanding on the Credit Facility as of June 30, 2019. There is a facility fee associated with the Credit Facility, which varies depending upon RJF’s credit rating. Based upon RJF’s credit rating as of June 30, 2019, the variable rate facility fee, which is applied to the committed amount, was 0.175% per annum.

The interest rates for all of our U.S. and Canadian secured and unsecured financing facilities are variable and are based on the Fed Funds rate, London Inter-bank Offered Rate (“LIBOR”), a lenders prime rate, or the Canadian prime rate, as applicable. The weighted average interest rate on the borrowings outstanding as of June 30, 2019 was 3.25%. Borrowings on secured lines of credit were day-to-day and were generally utilized to finance certain fixed income securities. In addition, we have other collateralized financings included in “Securities sold under agreements to repurchase” and “Securities loaned” on our Condensed Consolidated Statements of Financial Condition. See Note 7 for information regarding our collateralized financing arrangements.

Mortgage notes payable pertain to mortgage loans on certain of our corporate headquarters offices located in St. Petersburg, Florida. These mortgage loans are secured by land, buildings, and improvements.  These mortgage loans bear a fixed interest rate of 5.7% with repayment terms of monthly interest and principal debt service and have a January 2023 maturity.

NOTE 13 – INCOME TAXES

The income tax provision for interim periods is comprised of tax on ordinary income provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items.  We estimate the annual effective tax rate quarterly based on the forecasted pretax results of our U.S. and non-U.S. operations. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax.  These discrete items generally relate to changes in tax laws, adjustments to the actual liability determined upon filing tax returns, excess tax benefits related to share-based compensation and adjustments to previously recorded reserves for uncertain tax positions. For discussion of income tax accounting policies and other income tax related information, see Notes 2 and 16 of our 2018 Form 10-K.

Effective tax rate

Our effective income tax rate was 25.1% for the nine months ended June 30, 2019, which was lower than the 34.8% effective tax rate for fiscal year 2018. The decrease in the current period effective income tax rate compared to fiscal year 2018’s effective income tax rate was due to the prior year remeasurement of our deferred tax assets at a lower enacted federal corporate tax rate, which negatively impacted the prior year’s effective income tax rate by 8.1%, as well as a decrease in the current year’s federal tax rate from 24.5% to 21.0%.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Uncertain tax positions

We anticipate that the uncertain tax position liability balance will not change significantly over the next twelve months.

NOTE 14 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Loan and underwriting commitments

In the normal course of business, we enter into commitments for fixed income and equity underwritings. As of June 30, 2019, we had three such open underwriting commitments, which were subsequently settled in open market transactions and none of which resulted in a significant loss.

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting, transitional cost assistance, and retention purposes (see Note 2 of our 2018 Form 10-K for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us.  As of June 30, 2019, we had made commitments through the extension of formal offers totaling approximately $214 million; however, it is possible that not all of our offers will be accepted and therefore, we would not fund the total amount of the offers extended. As of June 30, 2019, $128 million of the total amount extended consisted of unfunded commitments to prospective financial advisors that had accepted our offers, or recently hired producers.

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

The following table presents RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding.

$ in millions	June 30, 2019	September 30, 2018
Open-end consumer lines of credit (primarily SBL)	$8,766	$7,332
Commercial lines of credit	$1,567	$1,643
Unfunded loan commitments	$628	$541
Standby letters of credit	$40	$41

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

Investment commitments

RJ Bank has committed approximately $81 million as an investor member in a LIHTC fund which has invested in various project partnerships and in which a subsidiary of RJTCF is the managing member (see Note 2 of our 2018 Form 10-K for information regarding the accounting policies governing these investments). As of June 30, 2019, RJ Bank had invested $80 million of the committed amount.

We had unfunded commitments to various private equity investments of $15 million as of June 30, 2019.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other commitments

RJF has committed an amount of up to $225 million, subject to certain limitations, to either lend to, or guarantee obligations of RJTCF in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities. At June 30, 2019, RJTCF had $96 million outstanding against this commitment. RJTCF may borrow from RJF in order to make investments in, or fund loans or advances to, either project partnerships that purchase and develop properties qualifying for tax credits or LIHTC funds. Investments in project partnerships are sold to various LIHTC funds, which have third-party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to project partnerships and LIHTC funds.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency MBS (see the discussion of these activities within Note 2 of our 2018 Form 10-K).  At June 30, 2019, we had $301 million principal amount of outstanding forward MBS purchase commitments, which were expected to be purchased within 90 days following commitment.  In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and the date of sale of the MBS, we enter into TBA security contracts with investors for generic MBS at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the MBS differs significantly from the term and notional amount of the TBA security contract to which we entered.  These TBA securities and related purchase commitments are accounted for at fair value. As of June 30, 2019, the fair value of the TBA securities and the estimated fair value of the purchase commitments were insignificant.

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

RJTCF has provided a guaranteed return on investment to a third-party investor in the Guaranteed LIHTC Fund and RJF has guaranteed RJTCF’s performance under the arrangement.  Under the terms of the performance guarantee, should the underlying LIHTC project partnerships held by the Guaranteed LIHTC Fund fail to deliver a certain amount of tax credits and other tax benefits to this investor over the next three years, RJTCF is obligated to pay the investor an amount that results in the investor achieving a minimum specified return on their investment.  A $5 million financing asset was included in “Other assets,” and a related $5 million liability was included in “Other payables” on our Condensed Consolidated Statements of Financial Condition as of June 30, 2019 related to this obligation. The maximum exposure to loss under this guarantee was $5 million at June 30, 2019, which represented the undiscounted future payments due the investor.

We guarantee the debt of one of our private equity investments. The amount of such debt, including the undrawn portion of a revolving credit facility, was $14 million as of June 30, 2019. The debt, which matures in 2021, is secured by substantially all of the assets of the borrower.

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

With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of June 30, 2019, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $85 million in excess of the aggregate reserves for such matters.  Refer to Note 2 of our 2018 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

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

On April 5, 2019, the parties to the Brink Complaint and the Wistar Complaint agreed in principle to an aggregate settlement of $15 million. On June 11, 2019, the parties filed a Stipulation of Settlement and Joint Motion for Preliminary Approval of Class Action Settlement and Certification of the Settled Subclasses. On June 12, 2019, the District Court entered an order preliminarily approving the Class Action Settlement and set a hearing date of October 25, 2019 for final approval of the settlement. While the hearing for final approval has been set, the settlement remains subject to approval by the District Court. The settlement amounts for both complaints were included in “Other payables” in our Condensed Consolidated Statement of Financial Condition as of June 30, 2019.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

All of the components of OCI, net of tax, were attributable to RJF. The following table presents the net change in OCI as well as the changes, and the related tax effects, of each component of AOCI.

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended June 30, 2019
AOCI as of beginning of period	$114	$(142)	$(28)	$(9)	$12	$(25)
OCI:
OCI before reclassifications and taxes	(16)	18	2	32	(24)	10
Amounts reclassified from AOCI, before tax	—	—	—	—	(1)	(1)
Pre-tax net OCI	(16)	18	2	32	(25)	9
Income tax effect	4	—	4	(8)	6	2
OCI for the period, net of tax	(12)	18	6	24	(19)	11
AOCI as of end of period	$102	$(124)	$(22)	$15	$(7)	$(14)

Nine months ended June 30, 2019
AOCI as of beginning of period	$88	$(111)	$(23)	$(46)	$42	$(27)
Cumulative effect of adoption of ASU 2016-01	—	—	—	(4)	—	(4)
OCI:
OCI before reclassifications and taxes	18	(13)	5	90	(64)	31
Amounts reclassified from AOCI, before tax	—	—	—	—	(4)	(4)
Pre-tax net OCI	18	(13)	5	90	(68)	27
Income tax effect	(4)	—	(4)	(25)	19	(10)
OCI for the period, net of tax	14	(13)	1	65	(49)	17
AOCI as of end of period	$102	$(124)	$(22)	$15	$(7)	$(14)

Three months ended June 30, 2018
AOCI as of beginning of period	$85	$(107)	$(22)	$(31)	$30	$(23)
OCI:
OCI before reclassifications and taxes	18	(19)	(1)	(5)	10	4
Amounts reclassified from AOCI, before tax	—	—	—	—	(1)	(1)
Pre-tax net OCI	18	(19)	(1)	(5)	9	3
Income tax effect	(5)	—	(5)	1	(3)	(7)
OCI for the period, net of tax	13	(19)	(6)	(4)	6	(4)
AOCI as of end of period	$98	$(126)	$(28)	$(35)	$36	$(27)

Nine months ended June 30, 2018
AOCI as of beginning of period	$60	$(80)	$(20)	$(2)	$7	$(15)
Cumulative effect of adoption of ASU 2018-02	—	—	—	(2)	2	—
OCI:
OCI before reclassifications and taxes	52	(46)	6	(45)	39	—
Amounts reclassified from AOCI, before tax	—	—	—	—	1	1
Pre-tax net OCI	52	(46)	6	(45)	40	1
Income tax effect	(14)	—	(14)	14	(13)	(13)
OCI for the period, net of tax	38	(46)	(8)	(31)	27	(12)
AOCI as of end of period	$98	$(126)	$(28)	$(35)	$36	$(27)

As of October 1, 2018, we adopted new accounting guidance related to the classification and measurement of financial instruments (ASU 2016-01), which generally requires changes in the fair value of equity securities to be recorded in net income. As a result, on a prospective basis beginning October 1, 2018, unrealized gains/(losses) on our equity securities previously classified and accounted for as available-for-sale are recorded in net income instead of OCI. Accordingly, we reclassified a cumulative unrealized gain on such securities, net of tax, from AOCI to retained earnings. See Notes 2 and 5 for additional information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Reclassifications from AOCI to net income, excluding taxes, for each of the three and nine months ended June 30, 2019 and 2018 were recorded in “Interest expense” in the Condensed Consolidated Statements of Income and Comprehensive Income.

Our net investment hedges and cash flow hedges relate to our derivatives associated with RJ Bank’s business operations (see Note 6 for additional information on these derivatives).

Our policy is to release tax effects remaining in AOCI on an individual security basis.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16 – REVENUES

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

The following tables present our sources of revenues by segment. See Note 21 for additional information on our segment results.

	Three months ended June 30, 2019
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$718	$2	$165	$—	$(6)	$879
Brokerage revenues:
Securities commissions:
Mutual and other fund products	147	1	2	—	—	150
Insurance and annuity products	105	—	—	—	—	105
Equities, ETFs and fixed income products	74	29	—	—	—	103
Subtotal securities commissions	326	30	2	—	—	358
Principal transactions (1)	20	74	—	—	(1)	93
Total brokerage revenues	346	104	2	—	(1)	451
Account and services fees:
Mutual fund and annuity service fees	85	—	—	—	(1)	84
RJBDP fees	111	—	1	—	(46)	66
Client account and other fees	32	1	7	—	(7)	33
Total account and service fees	228	1	8	—	(54)	183
Investment banking:
Equity underwriting	10	27	—	—	—	37
Merger & acquisition and advisory	—	78	—	—	—	78
Fixed income investment banking	—	24	—	—	—	24
Total investment banking	10	129	—	—	—	139
Other:
Tax credit fund revenues	—	16	—	—	—	16
All other (1)	3	(1)	1	7	1	11
Total other	3	15	1	7	1	27
Total non-interest revenues	1,305	251	176	7	(60)	1,679
Interest income (1)	56	10	1	246	8	321
Total revenues	1,361	261	177	253	(52)	2,000
Interest expense	(10)	(10)	—	(38)	(15)	(73)
Net revenues	$1,351	$251	$177	$215	$(67)	$1,927

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended June 30, 2018
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$636	$1	$157	$—	$(4)	$790
Brokerage revenues:
Securities commissions:
Mutual and other fund products	172	2	3	—	(3)	174
Insurance and annuity products	97	—	—	—	—	97
Equities, ETFs and fixed income products	84	40	—	—	—	124
Subtotal securities commissions	353	42	3	—	(3)	395
Principal transactions (1)	22	52	—	—	(1)	73
Total brokerage revenues	375	94	3	—	(4)	468
Account and services fees:
Mutual fund and annuity service fees	85	—	—	—	(2)	83
RJBDP fees	94	—	1	—	(24)	71
Client account and other fees	30	2	8	—	(7)	33
Total account and service fees	209	2	9	—	(33)	187
Investment banking:
Equity underwriting	9	30	—	—	—	39
Merger & acquisition and advisory	—	85	—	—	—	85
Fixed income investment banking	—	21	—	—	—	21
Total investment banking	9	136	—	—	—	145
Other:
Tax credit fund revenues	—	12	—	—	—	12
All other (1)	8	(2)	(1)	8	5	18
Total other	8	10	(1)	8	5	30
Total non-interest revenues	1,237	243	168	8	(36)	1,620
Interest income (1)	50	9	—	205	7	271
Total revenues	1,287	252	168	213	(29)	1,891
Interest expense	(8)	(9)	—	(25)	(12)	(54)
Net revenues	$1,279	$243	$168	$188	$(41)	$1,837

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended June 30, 2019
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$2,063	$5	$475	$—	$(16)	$2,527
Brokerage revenues:
Securities commissions:
Mutual and other fund products	449	4	7	—	(2)	458
Insurance and annuity products	308	—	—	—	—	308
Equities, ETFs and fixed income products	232	99	—	—	(2)	329
Subtotal securities commissions	989	103	7	—	(4)	1,095
Principal transactions (1)	59	203	—	1	(1)	262
Total brokerage revenues	1,048	306	7	1	(5)	1,357
Account and services fees:
Mutual fund and annuity service fees	250	—	2	—	(9)	243
RJBDP fees	342	—	3	—	(131)	214
Client account and other fees	92	3	22	—	(15)	102
Total account and service fees	684	3	27	—	(155)	559
Investment banking:
Equity underwriting	25	72	—	—	—	97
Merger & acquisition and advisory	—	279	—	—	—	279
Fixed income investment banking	—	63	—	—	—	63
Total investment banking	25	414	—	—	—	439
Other:
Tax credit fund revenues	—	49	—	—	—	49
All other (1)	19	1	1	19	6	46
Total other	19	50	1	19	6	95
Total non-interest revenues	3,839	778	510	20	(170)	4,977
Interest income (1)	170	29	3	732	27	961
Total revenues	4,009	807	513	752	(143)	5,938
Interest expense	(31)	(26)	—	(122)	(42)	(221)
Net revenues	$3,978	$781	$513	$630	$(185)	$5,717

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended June 30, 2018
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,843	$6	$450	$—	$(12)	$2,287
Brokerage revenues:
Securities commissions:
Mutual and other fund products	535	6	9	—	(4)	546
Insurance and annuity products	308	—	—	—	—	308
Equities, ETFs and fixed income products	270	114	—	—	(2)	382
Subtotal securities commissions	1,113	120	9	—	(6)	1,236
Principal transactions (1)	62	193	—	1	(1)	255
Total brokerage revenues	1,175	313	9	1	(7)	1,491
Account and services fees:
Mutual fund and annuity service fees	246	—	1	—	(6)	241
RJBDP fees	265	—	3	—	(67)	201
Client account and other fees	85	4	18	—	(14)	93
Total account and service fees	596	4	22	—	(87)	535
Investment banking:
Equity underwriting	25	66	—	—	—	91
Merger & acquisition and advisory	—	200	—	—	—	200
Fixed income investment banking	—	58	—	—	—	58
Total investment banking	25	324	—	—	—	349
Other:
Tax credit fund revenues	—	40	—	—	—	40
All other (1)	24	—	—	16	20	60
Total other	24	40	—	16	20	100
Total non-interest revenues	3,663	687	481	17	(86)	4,762
Interest income (1)	140	24	1	571	16	752
Total revenues	3,803	711	482	588	(70)	5,514
Interest expense	(19)	(21)	—	(56)	(43)	(139)
Net revenues	$3,784	$690	$482	$532	$(113)	$5,375

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Impact of adoption

As a result of the adoption of the new accounting guidance, we have changed the presentation of certain costs from a net presentation within revenues to a gross presentation, particularly those related to merger & acquisition, advisory and underwriting transactions and certain administrative costs related to the RJBDP. As a result of this change, “Investment banking” and “Professional fees” were each $6 million higher for the three months ended June 30, 2019 and $16 million higher for the nine months ended June 30, 2019, and “Account and service fees” and “Other” expense were each $1 million higher for the three months ended June 30, 2019 and $5 million higher for the nine months ended June 30, 2019. These changes had no impact on pre-tax or net income.

Other items

At June 30, 2019 and September 30, 2018, net receivables related to contracts with customers were $340 million and $384 million, respectively.

We record deferred revenue from contracts with customers when payment is received prior to the performance of our obligation to the customer. Deferred revenue balances were not material as of June 30, 2019 and September 30, 2018.

We have elected the practical expedient allowable by the guidance to not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less.

NOTE 17 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2019	2018	2019	2018
Interest income:
Cash segregated pursuant to regulations	$13	$14	$42	$40
Trading instruments	7	7	20	17
Available-for-sale securities	18	14	51	37
Margin loans	30	28	93	77
Bank loans, net of unearned income	221	186	655	519
Loans to financial advisors	5	4	14	11
Corporate cash and all other	27	18	86	51
Total interest income	$321	$271	$961	$752
Interest expense:
Bank deposits	$33	$19	$105	$39
Trading instruments sold but not yet purchased	2	2	6	5
Brokerage client payables	5	4	16	10
Other borrowings	5	6	16	17
Senior notes payable	19	19	55	55
Other	9	4	23	13
Total interest expense	73	54	221	139
Net interest income	248	217	740	613
Bank loan loss (provision)/benefit	5	(5)	(16)	(14)
Net interest income after bank loan loss (provision)/benefit	$253	$212	$724	$599

Interest expense related to bank deposits in the preceding table excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 18 – SHARE-BASED COMPENSATION

We have one share-based compensation plan for our employees, Board of Directors and non-employees (independent contractor financial advisors). Effective during the three months ended June 30, 2019, we generally reissue our treasury shares under The Amended and Restated 2012 Stock Incentive Plan; however, we are also permitted to issue new shares. Annual share-based compensation awards are primarily issued during the first fiscal quarter of each year.  Our share-based compensation accounting policies are described in Note 2 of our 2018 Form 10-K.  Other information related to our share-based awards is presented in Note 20 of our 2018 Form 10-K.

During the nine months ended June 30, 2019, we granted approximately 1.5 million RSUs to employees and outside members of our Board of Directors with a weighted-average grant-date fair value of $76.71. Grants for the three months ended June 30, 2019 were insignificant. For the three and nine months ended June 30, 2019, total compensation expense for restricted equity awards granted to our employees and members of our Board of Directors was $20 million and $81 million, respectively, compared with $19 million and $70 million, respectively, for the three and nine months ended June 30, 2018.

As of June 30, 2019, there were $164 million of total pre-tax compensation costs not yet recognized, net of estimated forfeitures, related to RSUs granted to employees and members of our Board of Directors. These costs are expected to be recognized over a weighted-average period of 3.0 years.

NOTE 19 – REGULATORY CAPITAL REQUIREMENTS

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

RJF and RJ Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined under the Basel III standardized approach, Common equity Tier 1 capital (“CET1”) to risk-weighted assets. RJF and RJ Bank each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies.  The minimum CET1, Tier 1 capital, and Total capital ratios of RJF and RJ Bank are supplemented by a capital conservation buffer, consisting entirely of capital that qualifies as CET1, that became fully-phased in at 2.5% of risk-weighted assets on January 1, 2019. Failure to maintain the capital conservation buffer could limit our ability to take certain capital actions, including dividends and common equity repurchases, and to make discretionary bonus payments.  As of June 30, 2019, both RJF’s and RJ Bank’s capital levels exceeded the capital conservation buffer requirement and were each categorized as “well capitalized.”

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

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of June 30, 2019:
CET1	$5,854	24.2%	$1,089	4.5%	$1,572	6.5%
Tier 1 capital	$5,854	24.2%	$1,451	6.0%	$1,935	8.0%
Total capital	$6,089	25.2%	$1,935	8.0%	$2,419	10.0%
Tier 1 leverage	$5,854	15.7%	$1,496	4.0%	$1,870	5.0%

RJF as of September 30, 2018:
CET1	$5,718	24.3%	$1,057	4.5%	$1,527	6.5%
Tier 1 capital	$5,718	24.3%	$1,410	6.0%	$1,880	8.0%
Total capital	$5,941	25.3%	$1,880	8.0%	$2,350	10.0%
Tier 1 leverage	$5,718	15.8%	$1,451	4.0%	$1,814	5.0%

RJF’s Tier 1 and Total capital ratios at June 30, 2019 decreased slightly compared to September 30, 2018, as the impacts of share repurchases and the growth of the bank loan portfolio during the nine months ended June 30, 2019 were offset by positive earnings during the current period.

To meet the requirements for capital adequacy or to be categorized as “well capitalized,” RJ Bank must maintain CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJ Bank as of June 30, 2019:
CET1	$2,190	12.8%	$768	4.5%	$1,109	6.5%
Tier 1 capital	$2,190	12.8%	$1,024	6.0%	$1,365	8.0%
Total capital	$2,403	14.1%	$1,365	8.0%	$1,706	10.0%
Tier 1 leverage	$2,190	8.8%	$991	4.0%	$1,239	5.0%

RJ Bank as of September 30, 2018:
CET1	$2,029	12.7%	$721	4.5%	$1,042	6.5%
Tier 1 capital	$2,029	12.7%	$961	6.0%	$1,282	8.0%
Total capital	$2,229	13.9%	$1,282	8.0%	$1,602	10.0%
Tier 1 leverage	$2,029	8.8%	$926	4.0%	$1,158	5.0%

RJ Bank’s Tier 1 and Total capital ratios at June 30, 2019 increased slightly compared to September 30, 2018 due to the impact of positive earnings during the current period, partially offset by growth of the bank loan portfolio.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. The following table presents the net capital position of RJ&A.

$ in millions	June 30, 2019	September 30, 2018
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	41.9%	28.2%
Net capital	$1,088	$934
Less: required net capital	(52)	(66)
Excess net capital	$1,036	$868

As of June 30, 2019, all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 20 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended June 30,		Nine months ended June 30,
in millions, except per share amounts	2019	2018	2019	2018
Income for basic earnings per common share:
Net income attributable to RJF	$259	$232	$769	$594
Less allocation of earnings and dividends to participating securities	(1)	—	(1)	(1)
Net income attributable to RJF common shareholders	$258	$232	$768	$593
Income for diluted earnings per common share:
Net income attributable to RJF	$259	$232	$769	$594
Less allocation of earnings and dividends to participating securities	(1)	—	(1)	(1)
Net income attributable to RJF common shareholders	$258	$232	$768	$593
Common shares:
Average common shares in basic computation	140.4	145.6	141.8	145.2
Dilutive effect of outstanding stock options and certain RSUs	3.2	3.8	3.0	3.6
Average common shares used in diluted computation	143.6	149.4	144.8	148.8
Earnings per common share:
Basic	$1.84	$1.59	$5.42	$4.08
Diluted	$1.80	$1.55	$5.30	$3.99
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	0.2	0.2	0.5	1.1

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities.  Participating securities represent unvested restricted stock and certain RSUs. Participating securities and related dividends paid on these participating securities were insignificant for the three and nine months ended June 30, 2019 and 2018.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Dividends per common share - declared	$0.34	$0.30	$1.02	$0.80
Dividends per common share - paid	$0.34	$0.25	$0.98	$0.72

NOTE 21 – SEGMENT INFORMATION

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information concerning operations in these segments of business.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2019	2018	2019	2018
Revenues:
Private Client Group	$1,361	$1,287	$4,009	$3,803
Capital Markets	261	252	807	711
Asset Management	177	168	513	482
RJ Bank	253	213	752	588
Other	15	16	55	53
Intersegment eliminations	(67)	(45)	(198)	(123)
Total revenues	$2,000	$1,891	$5,938	$5,514
Income/(loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$140	$132	$436	$445
Capital Markets	24	22	77	43
Asset Management	65	58	184	171
RJ Bank	138	130	384	362
Other	(25)	(24)	(60)	(60)
Pre-tax income excluding noncontrolling interests	342	318	1,021	961
Net loss attributable to noncontrolling interests	(2)	—	(16)	—
Income including noncontrolling interests and before provision for income taxes	$340	$318	$1,005	$961

No individual client accounted for more than ten percent of total revenues in any of the periods presented.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2019	2018	2019	2018
Net interest income/(expense):
Private Client Group	$46	$42	$139	$121
Capital Markets	—	—	3	3
Asset Management	1	—	3	1
RJ Bank	208	180	610	515
Other and intersegment eliminations	(7)	(5)	(15)	(27)
Net interest income	$248	$217	$740	$613

The following table presents our total assets on a segment basis.

$ in millions	June 30, 2019	September 30, 2018
Total assets:
Private Client Group	$8,877	$10,173
Capital Markets	2,420	2,279
Asset Management	390	387
RJ Bank	25,501	22,922
Other	1,489	1,652
Total	$38,677	$37,413

The following table presents goodwill, which was included in our total assets, on a segment basis.

$ in millions	June 30, 2019	September 30, 2018
Goodwill:
Private Client Group	$276	$276
Capital Markets	139	133
Asset Management	69	69
Total	$484	$478

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

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2019	2018	2019	2018
Revenues:
U.S.	$1,858	$1,750	$5,508	$5,094
Canada	110	107	321	316
Europe	32	34	109	104
Total	$2,000	$1,891	$5,938	$5,514

Pre-tax income/(loss) excluding noncontrolling interests:
U.S.	$330	$303	$994	$925
Canada	12	16	35	39
Europe (1)	—	(1)	(8)	(3)
Total	$342	$318	$1,021	$961

(1)
The pre-tax loss in Europe for the nine months ended June 30, 2019 reflects a $15 million loss on the sale of our operations related to research, sales and trading of European equities incurred during the first fiscal quarter of 2019.

The following table presents our total assets by major geographic area in which they were held.

$ in millions	June 30, 2019	September 30, 2018
Total assets:
U.S.	$35,909	$34,651
Canada	2,673	2,673
Europe	95	89
Total	$38,677	$37,413

The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

$ in millions	June 30, 2019	September 30, 2018
Goodwill:
U.S.	$433	$426
Canada	42	43
Europe	9	9
Total	$484	$478

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive overview

Quarter ended June 30, 2019 compared with the quarter ended June 30, 2018

Net revenues were $1.93 billion for the quarter, an increase of $90 million, or 5%. Pre-tax income of $342 million increased $24 million, or 8%. Our net income of $259 million increased $27 million, or 12%, and our earnings per diluted share were $1.80, reflecting a 16% increase. We generated an annualized return on equity for the quarter of 16.1%, compared with 15.4% in the prior year quarter. During the quarter, we repurchased approximately 1.04 million shares of common stock under our repurchase authorization by the Board of Directors (the “Board”) for $85 million at an average price of approximately $81.70 per share. As of June 30, 2019, we had $373 million of availability remaining under this authorization.

The $90 million increase in net revenues primarily reflected higher asset management and related administrative fees and net interest income, partially offset by lower brokerage revenues. Total client assets under administration of $824.2 billion at June 30, 2019 increased $70 billion, or 9%, over the prior year, reflecting the net addition of financial advisors and equity market appreciation since the prior year quarter.

Non-interest expenses increased $68 million, or 4%. The increase primarily resulted from increased compensation-related expenses associated with the increase in net revenues, as well as increased staffing levels required to support our continued growth and regulatory compliance requirements.

A summary of our financial results by segment as compared to the prior year quarter is as follows:

•
Our PCG segment generated net revenues of $1.35 billion, an increase of 6%, and pre-tax income also increased 6% to $140 million.  The segment benefited from an increase in asset management and related administrative fees, primarily due to starting

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

the quarter with higher assets in fee-based accounts compared to the balances at the beginning of the prior year quarter. Account and service fees also increased due to fees related to RJBDP, the majority of which related to an increase in the per-account servicing fee from RJ Bank effective October1, 2018 (which eliminates in consolidation). These increases were offset by a decline in brokerage revenues. Non-interest expenses increased $64 million, or 6%, primarily due to an increase in compensation-related expenses.

•
Capital Markets net revenues of $251 million increased 3% and pre-tax income increased 9% to $24 million. The increase in net revenues was primarily due to an increase in fixed income brokerage revenues, partially offset by a decline in equity brokerage revenues and investment banking revenues. Non-interest expenses increased $4 million, or 2%, reflecting an increase in professional fees due to the gross-up of certain investment banking transaction-related expenses which were netted against revenues in previous years.

•
Our Asset Management segment net revenues of $177 million increased 5% and pre-tax income increased 12% to $65 million. Financial assets under management of $143.1 billion increased 6% over the prior year quarter primarily due to equity market appreciation and positive inflows from clients moving to fee-based alternatives from traditional transaction-based accounts.

•
RJ Bank net revenues of $215 million increased 14% and pre-tax income increased 6% to $138 million. The increase in net revenues resulted from an increase in net interest income due to growth in interest-earning assets and an increase in net interest margin, which was helped by higher short-term interest rates. Non-interest expenses increased $19 million, or 33%, largely due to the aforementioned increase in the per-account RJBDP servicing fee paid to PCG.

•
Our Other segment reflected a pre-tax loss that was comparable to the loss generated in the prior year quarter, as a decrease in private equity gains compared to the prior year quarter was offset by an increase in interest income, which was positively impacted by an increase in interest rates earned on higher corporate cash balances.

Nine months ended June 30, 2019 compared with the nine months ended June 30, 2018

Net revenues of $5.72 billion increased $342 million, or 6%. Pre-tax income of $1.02 billion increased $60 million, or 6%. Our net income of $769 million increased $175 million, or 29%, compared with the prior year period, which included a loss of $117 million related to the Tax Cuts and Jobs Act (“Tax Act”), and our earnings per diluted share were $5.30, reflecting a 33% increase. We achieved an annualized return on equity during the nine months ended June 30, 2019 of 16.2%, compared with 13.6% for the prior year period.

Excluding a $15 million loss on the sale of our operations related to research, sales and trading of European equities in December 2018, adjusted net income was $784 million(1), an increase of 10% compared with adjusted net income of $714 million(1) for the prior year period. Adjusted earnings per diluted share were $5.41(1), a 13% increase compared with adjusted earnings per diluted share of $4.79(1) for the prior year period. Our adjusted annualized return on equity for the nine months ended June 30, 2019 was 16.4%(1), compared with adjusted annualized return on equity of 16.0%(1) for the prior year period.

The $342 million increase in net revenues compared with the prior year period reflected higher asset management and related administrative fees, net interest income and investment banking revenues. Partially offsetting these increases, brokerage revenues declined compared with the prior year period.

Non-interest expenses increased $298 million, or 7%. The increase primarily resulted from higher compensation-related expenses associated with the increase in net revenues, as well as increased staffing levels required to support our continued growth and regulatory compliance requirements. Other expenses were also higher, primarily related to losses on a consolidated tax credit fund, which were substantially offset in noncontrolling interests. Our acquisition and disposition-related expenses in the current year period included the aforementioned $15 million loss on the sale of our operations related to research, sales and trading of European equities.

Our effective income tax rate was 25.1% for the nine months ended June 30, 2019, reflecting a federal corporate statutory tax rate of 21% as result of the Tax Act enacted in December 2017. We estimate our effective income tax rate to be approximately 25-26% for fiscal year 2019. Our future effective income tax rate may be impacted positively or negatively by non-taxable items (such as the gains or losses earned on our company-owned life insurance and tax-exempt interest), non-deductible expenses (such as meals and entertainment and certain executive compensation) as well as vesting and exercises of equity compensation.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

During the nine months ended June 30, 2019, we repurchased 7.70 million shares of common stock under our Board repurchase authorization for $591 million at an average price of approximately $76.70 per share. As of June 30, 2019, we had $373 million of availability remaining under this authorization.

A summary of our financial results by segment as compared to the prior year period is as follows:

•
Our PCG segment generated net revenues of $3.98 billion a 5% increase, while pre-tax income of $436 million decreased 2%. The increase in net revenues was primarily attributable to an increase in asset management and related administrative fees, primarily due to higher assets in fee-based accounts compared with the prior year period. The segment also benefited from an increase in account and service fees related to RJBDP, the majority of which related to an increase in the per-account servicing fee from RJ Bank. These increases were partially offset by a decline in brokerage revenues. Non-interest expenses increased $203 million, or 6%, primarily resulting from an increase in financial advisor compensation-related expenses in line with the growth in revenues. Non-compensation expenses also increased $26 million, or 6% over the prior year period.

•
Capital Markets net revenues of $781 million increased 13% and pre-tax income increased significantly to $77 million. The increase in net revenues was primarily due to an increase in investment banking revenues, largely due to merger & acquisition activity. The decline in equity brokerage revenues was offset by an increase in fixed income brokerage revenues compared with the prior year period. Non-interest expenses increased $66 million, or 10%, primarily due to the aforementioned $15 million loss on the sale of our operations related to research, sales and trading of European equities, an increase in compensation-related expenses and an increase in professional fees due to the gross-up of certain investment banking transaction-related expenses, which were previously netted against revenues.

•
Our Asset Management segment net revenues of $513 million increased 6% and pre-tax income increased 8% to $184 million. The increase in net revenues reflected increases in fees from managed programs, a full period of results for Scout Investments and its Reams Asset Management division (“the Scout Group”), which was acquired in November 2017, and higher asset-based administration fees. Non-interest expenses increased $22 million, or 7%, primarily resulting from increased expenses related to the addition of the Scout Group.

•
RJ Bank net revenues increased 18% to $630 million and pre-tax income increased 6% to $384 million. The increase in net revenues primarily resulted from an increase in net interest income due to growth in interest-earning assets and an increase in net interest margin, lifted by higher short-term interest rates. Non-interest expenses increased $76 million, or 45%, primarily reflecting an increase in RJBDP servicing fees paid to PCG largely due to an increase in the per-account fee effective October 1, 2018.

•	Our Other segment reflected a pre-tax loss that was flat compared to the prior year period, as lower gains on private equity investments were offset by an increase in interest income.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Segments

We currently operate through five segments. Our business segments are Private Client Group, Capital Markets, Asset Management and RJ Bank. Our Other segment includes our private equity investments as well as certain corporate overhead costs of RJF that are not allocated to business segments, including the interest costs on our public debt.

The following table presents our consolidated and segment net revenues and pre-tax income/(loss), the latter excluding noncontrolling interests, for the periods indicated.

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2019	2018	% change	2019	2018	% change
Total company
Net revenues	$1,927	$1,837	5%	$5,717	$5,375	6%
Pre-tax income	$342	$318	8%	$1,021	$961	6%

Private Client Group
Net revenues	$1,351	$1,279	6%	$3,978	$3,784	5%
Pre-tax income	$140	$132	6%	$436	$445	(2)%

Capital Markets
Net revenues	$251	$243	3%	$781	$690	13%
Pre-tax income	$24	$22	9%	$77	$43	79%

Asset Management
Net revenues	$177	$168	5%	$513	$482	6%
Pre-tax income	$65	$58	12%	$184	$171	8%

RJ Bank
Net revenues	$215	$188	14%	$630	$532	18%
Pre-tax income	$138	$130	6%	$384	$362	6%

Other
Net revenues	$(4)	$(2)	(100)%	$(2)	$(3)	33%
Pre-tax loss	$(25)	$(24)	(4)%	$(60)	$(60)	—

Intersegment eliminations
Net revenues	$(63)	$(39)		$(183)	$(110)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Reconciliation of GAAP measures to non-GAAP measures

We utilize certain non-GAAP measures to enhance the understanding of our financial results and related measures. We believe that the non-GAAP measures provide useful information by excluding certain material items that may not be indicative of our core operating results. We believe that these non-GAAP measures allow for better evaluation of the operating performance of the business and facilitate a meaningful comparison of our results in the current period to those in prior and future periods. In the following table, the tax effect of non-GAAP adjustments reflects the statutory tax rate associated with each non-GAAP item. These non-GAAP measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, our non-GAAP measures may not be comparable to similarly-titled non-GAAP measures of other companies. The following table provides a reconciliation of GAAP measures to non-GAAP measures for the periods which include non-GAAP adjustments. There were no non-GAAP adjustments for the three months ended June 30, 2019 and 2018.

	Nine months ended June 30,
$ in millions, except per share amounts	2019	2018
Net income	$769	$594
Non-GAAP adjustments:
Acquisition and disposition-related expenses	15	4
Tax effect of non-GAAP adjustments	—	(1)
Impact of the Tax Act	—	117
Total non-GAAP adjustments, net of tax	15	120
Adjusted net income	$784	$714
Less allocation of earnings and dividends to participating securities	(1)	(1)
Adjusted net income attributable to RJF common shareholders	$783	$713

Earnings per common share:
Basic	$5.42	$4.08
Diluted	$5.30	$3.99
Adjusted basic	$5.52	$4.91
Adjusted diluted	$5.41	$4.79

Average equity	$6,345	$5,844
Annualized return on equity	16.2%	13.6%
Adjusted average equity	$6,356	$5,934
Adjusted annualized return on equity	16.4%	16.0%

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

For more information on acquisition and disposition-related expenses, see “Results of Operations - Capital Markets” and “Results of Operations - Other” of this MD&A. For more information on the impact of the Tax Act, see Note 16 of our 2018 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Net interest analysis

The Federal Reserve Bank announced an increase of 25 basis points in its benchmark short-term interest rate in December 2018, as it did in each of the quarters in fiscal year 2018 and three of the quarters in fiscal year 2017. These increases in short-term interest rates have had a significant impact on our overall financial performance, as we have certain assets and liabilities, primarily held in our PCG and RJ Bank segments, which are sensitive to changes in interest rates. Given the relationship of our interest-sensitive assets to liabilities held in each of these segments, increases in short-term interest rates generally result in an overall increase in our net earnings, although the magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances. Conversely, any decreases in short-term interest rates and/or increases in the deposit rates paid to clients would likely have a negative impact on our earnings. Effective May 6, 2019, we modified our methodology for crediting interest on client cash balances, changing the basis from total relationship assets at the firm to total relationship cash balances at the firm. Accordingly, although the crediting schedule was revised upward on that date, we did not experience a corresponding increase in cost to the firm.

Refer to the discussion of the specific components of our net interest income within the “Management’s Discussion and Analysis of Financial Condition - Results of Operations” of our PCG, RJ Bank, and Other segments.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Quarter ended June 30, 2019 compared with the quarter ended June 30, 2018

The following table presents our consolidated average balances, interest income and expense and the related yields and rates. Average balances are calculated on a daily basis, with the exception of Loans to financial advisors, net and Corporate cash and all other, which are calculated based on the average of the end-of-month balances for each month within the period.

	Three months ended June 30,
	2019			2018
$ in millions	Average balance	Interest inc./exp.	Average yield/cost	Average balance	Interest inc./exp.	Average yield/cost
Interest-earning assets:
Assets segregated pursuant to regulations	$1,613	$13	3.22%	$2,438	$14	2.22%
Trading instruments	771	7	3.53%	760	7	3.68%
Available-for-sale securities	2,901	18	2.41%	2,534	14	2.11%
Margin loans	2,531	30	4.74%	2,688	28	4.23%
Bank loans, net:
Loans held for investment:
C&I loans	8,278	98	4.68%	7,647	85	4.40%
CRE construction loans	248	4	5.45%	182	2	5.23%
CRE loans	3,359	39	4.53%	3,259	34	4.15%
Tax-exempt loans	1,291	9	2.79%	1,191	8	2.58%
Residential mortgage loans	4,127	34	3.32%	3,514	27	3.10%
SBL and other	3,125	36	4.64%	2,741	29	4.26%
Loans held for sale	118	1	4.78%	109	1	4.34%
Total bank loans, net	20,546	221	4.30%	18,643	186	4.04%
Loans to financial advisors, net	912	5	2.06%	895	4	1.70%
Corporate cash and all other	4,107	27	2.72%	3,518	18	2.05%
Total interest-earning assets	$33,381	$321	3.85%	$31,476	$271	3.44%

Interest-bearing liabilities:
Bank deposits:
Certificates of deposit	$561	$4	2.33%	$389	$1	1.64%
Savings, money market and NOW accounts	20,842	29	0.56%	18,423	18	0.37%
Trading instruments sold but not yet purchased	307	2	2.39%	294	2	2.72%
Brokerage client payables	3,108	5	0.64%	4,061	4	0.44%
Other borrowings	897	5	2.20%	901	6	2.32%
Senior notes payable	1,550	19	4.71%	1,549	19	4.69%
Other	772	9	4.93%	595	4	2.69%
Total interest-bearing liabilities	$28,037	$73	1.04%	$26,212	$54	0.82%
Net interest income		$248			$217

Nonaccrual loans are included in the average loan balances in the preceding table. Payment or income received on corporate nonaccrual loans are applied to principal. Income on residential mortgage nonaccrual loans is recognized on a cash basis.

Fee income on bank loans included in interest income for the three months ended June 30, 2019 and 2018 was $3 million and $6 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Nine months ended June 30, 2019 compared with the nine months ended June 30, 2018

The following table presents our consolidated average balances, interest income and expense and the related yields and rates. Average balances are calculated on a daily basis, with the exception of Loans to financial advisors, net and Corporate cash and all other, which are calculated based on the average of the end-of-month balances for each month within the period.

	Nine months ended June 30,
	2019			2018
$ in millions	Average balance	Interest inc./exp.	Average yield/cost	Average balance	Interest inc./exp.	Average yield/cost
Interest-earning assets:
Assets segregated pursuant to regulations	$1,859	$42	3.01%	$2,752	$40	1.92%
Trading instruments	727	20	3.66%	702	17	3.23%
Available-for-sale securities	2,831	51	2.39%	2,358	37	2.09%
Margin loans	2,620	93	4.73%	2,559	77	4.03%
Bank loans:
Loans held for investment:
C&I loans	8,065	286	4.67%	7,538	237	4.15%
CRE construction loans	205	9	5.58%	166	6	5.03%
CRE loans	3,433	120	4.60%	3,160	95	3.97%
Tax-exempt loans	1,285	26	2.70%	1,126	22	2.57%
Residential mortgage loans	3,999	100	3.32%	3,363	78	3.08%
SBL and other	3,098	109	4.64%	2,594	78	3.98%
Loans held for sale	149	5	4.87%	123	3	3.83%
Total bank loans, net	20,234	655	4.32%	18,070	519	3.85%
Loans to financial advisors, net	907	14	2.00%	873	11	1.68%
Corporate cash and all other	4,674	86	2.50%	3,882	51	1.75%
Total interest-earning assets	$33,852	$961	3.79%	$31,196	$752	3.21%

Interest-bearing liabilities:
Bank deposits:
Certificates of deposit	$527	$9	2.20%	$353	$4	1.60%
Savings, money market and NOW accounts	20,689	96	0.62%	18,193	35	0.25%
Trading instruments sold but not yet purchased	297	6	2.63%	282	5	2.36%
Brokerage client payables	3,430	16	0.62%	4,289	10	0.32%
Other borrowings	942	16	2.32%	919	17	2.40%
Senior notes payable	1,550	55	4.70%	1,549	55	4.69%
Other	759	23	3.95%	591	13	2.93%
Total interest-bearing liabilities	$28,194	$221	1.05%	$26,176	$139	0.71%
Net interest income		$740			$613

Nonaccrual loans are included in the average loan balances in the preceding table. Payment or income received on corporate nonaccrual loans are applied to principal. Income on residential mortgage nonaccrual loans is recognized on a cash basis.

Fee income on bank loans included in interest income for the nine months ended June 30, 2019 and 2018 was $14 million and $19 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Results of Operations – Private Client Group

For an overview of our PCG segment operations, as well as a description of the key factors impacting our PCG results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10-K.

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2019	2018	% change	2019	2018	% change
Revenues:
Asset management and related administrative fees	$718	$636	13%	$2,063	$1,843	12%
Brokerage revenues:
Mutual and other fund products	147	172	(15)%	449	535	(16)%
Insurance and annuity products	105	97	8%	308	308	—
Equities, ETFs and fixed income products	94	106	(11)%	291	332	(12)%
Total brokerage revenues	346	375	(8)%	1,048	1,175	(11)%
Investment banking	10	9	11%	25	25	—
Interest income	56	50	12%	170	140	21%
Account and service fees:
Mutual fund and annuity service fees	85	85	—	250	246	2%
RJBDP fees:
Third-party banks	67	70	(4)%	215	198	9%
RJ Bank	44	24	83%	127	67	90%
Client account and other fees	32	30	7%	92	85	8%
Total account and service fees	228	209	9%	684	596	15%
All other	3	8	(63)%	19	24	(21)%
Total revenues	1,361	1,287	6%	4,009	3,803	5%
Interest expense	(10)	(8)	25%	(31)	(19)	63%
Net revenues	1,351	1,279	6%	3,978	3,784	5%
Non-interest expenses:
Financial advisor compensation and benefit costs	805	759	6%	2,358	2,258	4%
Administrative compensation and benefit costs	237	214	11%	700	623	12%
Communications and information processing	57	55	4%	174	164	6%
Occupancy and equipment costs	43	38	13%	122	114	7%
Business development	37	39	(5)%	90	84	7%
Professional fees	8	12	(33)%	24	29	(17)%
All other	24	30	(20)%	74	67	10%
Total non-interest expenses	1,211	1,147	6%	3,542	3,339	6%
Pre-tax income	$140	$132	6%	$436	$445	(2)%
Pre-tax margin on net revenues	10.4%	10.3%		11.0%	11.8%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Selected key metrics

PCG client asset balances:

	As of
$ in billions	June 30, 2019	March 31, 2019	September 30, 2018	June 30, 2018	March 31, 2018	September 30, 2017
Assets under administration (“AUA”)	$787.4	$760.0	$755.7	$719.5	$694.8	$659.5
Assets in fee-based accounts (1)	$398.0	$378.4	$366.3	$343.1	$325.1	$294.5
Percent of AUA in fee-based accounts	50.5%	49.8%	48.5%	47.7%	46.8%	44.7%

(1)
A portion of our “Assets in fee-based accounts” is overseen by our Asset Management segment, specifically our Asset Management Services division of RJ&A (“AMS”). These assets are included in our Financial assets under management as disclosed in the “Selected key metrics” section of our “Management’s Discussion and Analysis - Results of Operations - Asset Management.”

Fee-based accounts within our PCG segment are comprised of a wide array of products and programs that we offer our clients. The majority of assets in fee-based accounts within our PCG segment are invested in programs for which our financial advisors provide investment advisory services, either on a discretionary or non-discretionary basis. Administrative services for such accounts (e.g., record-keeping) are generally performed by our Asset Management segment and, as a result, a portion of the related revenues is shared with the Asset Management segment.

We also offer our clients fee-based accounts that are invested in “managed programs” overseen by AMS, which is part of our Asset Management segment. Fee-billable assets invested in managed programs are included in both “Assets in fee-based accounts” in the preceding table and “Financial assets under management” in the Asset Management segment. Revenues related to managed programs are shared by our PCG and Asset Management segments. The Asset Management segment receives a higher portion of the revenues related to accounts invested in managed programs as it is performing asset management services in addition to administrative services.

We earn revenues from fee-based accounts for performing investment advisory, asset management and related administrative services for retail clients, which is recorded in “Asset management and related administrative fees” in our Condensed Consolidated Statements of Income and Comprehensive Income. Fees received from such accounts are based on the value of client assets in fee-based accounts and vary based on the specific account types in which the client participates and the level of assets in the client relationship. As fees for substantially all of such accounts are billed based on balances as of the beginning of the quarter, revenues from fee-based accounts may not be immediately impacted by changes in asset values, but rather the impacts are seen in the following quarter.

PCG assets under administration increased due to the net addition of financial advisors and equity market appreciation. In addition, PCG assets in fee-based accounts continued to increase as a percentage of overall PCG assets under administration due to clients’ preference for fee-based alternatives versus traditional transaction-based accounts. As a result of the shift to fee-based accounts, a larger portion of our PCG revenues are more directly impacted by market movements.

Financial advisors:

	June 30, 2019	September 30, 2018	June 30, 2018
Employees	3,228	3,167	3,126
Independent Contractors	4,676	4,646	4,593
Total advisors	7,904	7,813	7,719

The number of financial advisors increased primarily due to continued financial advisor recruiting and high levels of retention.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Clients’ domestic cash sweep balances:

	As of
$ in millions	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
RJBDP
RJ Bank	$21,600	$21,023	$21,138	$19,446	$19,014
Third-party banks	14,425	14,343	18,320	15,564	16,971
Subtotal RJBDP	36,025	35,366	39,458	35,010	35,985
Money market funds	—	4,001	4,436	3,240	2,687
Client Interest Program (“CIP”)	2,130	2,349	2,935	2,807	2,784
Total clients’ domestic cash sweep balances	$38,155	$41,716	$46,829	$41,057	$41,456

A significant portion of our clients’ cash is included in our RJBDP, a multi-bank sweep program in which clients’ cash deposits in their accounts are swept into interest-bearing deposit accounts at RJ Bank and various third-party banks. We earn servicing fees for the administrative services we provide related to our clients’ deposits that are swept to such banks as part of the RJBDP. The amounts from third-party banks are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates relative to interest paid to clients on balances in the RJBDP. The PCG segment also earns RJBDP servicing fees from RJ Bank, which are based on the number of accounts that are swept to RJ Bank. The fees from RJ Bank are eliminated in consolidation. On October 1, 2018, the per-account servicing fee from RJ Bank was increased to reflect the current cost of administration.

While short-term interest rates have risen due to rate increases by the Fed in recent periods, market deposit rates paid on client cash balances have not been impacted to as great a degree, resulting in an increase in RJBDP fees earned from third-party banks. Any decreases in short-term interest rates, such as the one announced by the Fed in July 2019, increases in deposit rates paid to clients, and/or a significant decline in our clients’ cash balances would likely have a negative impact on our earnings. The impact on our earnings of any future rate increases will be largely dependent upon the change in the deposit rate paid on client cash balances. Further, PCG segment results are impacted by changes in the allocation of client cash balances in RJBDP between RJ Bank and third-party banks.

Money market funds were discontinued as a sweep option during the three months ended June 30, 2019. Balances in those funds were converted to RJBDP or reinvested by the client.

Quarter ended June 30, 2019 compared with the quarter ended June 30, 2018

Net revenues of $1.35 billion increased $72 million, or 6%, over the prior year quarter, and pre-tax income of $140 million increased $8 million, or 6%.

Asset management and related administrative fees increased $82 million, or 13%, resulting from the 16% increase in assets in fee-based accounts as of March 31, 2019 compared with March 31, 2018, reflecting successful financial advisor recruiting and retention, as well as equity market appreciation.

Brokerage revenues decreased $29 million, or 8%, reflecting lower revenues related to mutual funds, largely due to a continued shift to fee-based accounts.

Total account and service fees increased $19 million, or 9%, primarily due to higher RJBDP fees from RJ Bank due to an increase in the per-account servicing fee and, to a lesser extent, an increase in the number of accounts partially due to the discontinuation of the money market funds as a sweep option discussed above.

Net interest income increased $4 million, or 10%, driven by an increase in interest income from client margin loans due to the increase in short-term interest rates. Offsetting the increase in interest income, interest expense also increased due to the impact of higher interest rates paid on client cash balances in CIP.

Non-interest expenses increased $64 million, or 6%, including an increase in compensation-related expenses due to higher net revenues as well as increased staffing levels to support our continued growth and regulatory compliance requirements.

Nine months ended June 30, 2019 compared with the nine months ended June 30, 2018

Net revenues of $3.98 billion increased $194 million, or 5%, while pre-tax income of $436 million decreased $9 million, or 2%.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Asset management and related administrative fees increased $220 million, or 12%, primarily due to higher assets in fee-based accounts compared with the prior year period, reflecting successful financial advisor recruiting and retention, as well as equity market appreciation.

Brokerage revenues declined $127 million, or 11%, primarily as a result of the decline in mutual fund trails, which were negatively impacted by the decline in the equity markets during the first fiscal quarter of 2019 and the continued shift to fee-based accounts.

Total account and service fees increased $88 million, or 15%, primarily due to higher RJBDP fees from RJ Bank due to an increase in the per-account servicing fee and, to a lesser extent, an increase in the number of accounts. RJBDP fees from third-party banks also increased, driven by higher short-term interest rates.

Net interest income increased $18 million, or 15%, driven by an increase in interest income from client margin loans due to the increase in short-term interest rates and, to a lesser extent, higher average balances. Offsetting the increase in interest income, interest expense also increased due to the impact of higher interest rates paid on client cash balances in CIP.

Non-interest expenses increased $203 million, or 6%, led by an increase in compensation-related expenses due to higher net revenues, as well as increased staffing levels to support our continued growth and regulatory compliance requirements. Communications and information processing expense increased as a result of our continued investment in technology infrastructure to support our growth.
Occupancy and business development expenses also increased and were driven by branch expansion in our employee affiliation option as well as financial advisor growth.

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

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2019	2018	% change	2019	2018	% change
Revenues:
Brokerage revenues:
Equity	$31	$41	(24)%	$105	$123	(15)%
Fixed income	73	53	38%	201	190	6%
Total brokerage revenues	104	94	11%	306	313	(2)%
Investment banking:
Equity underwriting	27	30	(10)%	72	66	9%
Merger & acquisition and advisory	78	85	(8)%	279	200	40%
Fixed income investment banking	24	21	14%	63	58	9%
Total investment banking	129	136	(5)%	414	324	28%
Interest income	10	9	11%	29	24	21%
Tax credit fund revenues	16	12	33%	49	40	23%
All other	2	1	100%	9	10	(10)%
Total revenues	261	252	4%	807	711	14%
Interest expense	(10)	(9)	11%	(26)	(21)	24%
Net revenues	251	243	3%	781	690	13%
Non-interest expenses:
Compensation, commissions and benefits	160	161	(1)%	486	471	3%
Communications and information processing	18	18	—	56	55	2%
Occupancy and equipment costs	8	8	—	26	25	4%
Business development	12	13	(8)%	37	35	6%
Professional fees	11	3	267%	31	8	288%
Acquisition and disposition-related expenses	—	—	—	15	—	NM
All other	20	22	(9)%	71	62	15%
Total non-interest expenses	229	225	2%	722	656	10%
Income before taxes and including noncontrolling interests	22	18	22%	59	34	74%
Noncontrolling interests	(2)	(4)	50%	(18)	(9)	(100)%
Pre-tax income excluding noncontrolling interests	$24	$22	9%	$77	$43	79%
Pre-tax margin on net revenues	9.6%	9.1%		9.9%	6.2%

Quarter ended June 30, 2019 compared with the quarter ended June 30, 2018

Net revenues of $251 million increased $8 million, or 3%, and pre-tax income of $24 million increased $2 million, or 9%.

Total brokerage revenues increased $10 million, or 11%, due to an increase in fixed income brokerage revenues, which were partially offset by a decline in equity brokerage revenues. Fixed income brokerage revenues improved due to increased client activity during the current year quarter. Equity brokerage revenues reflected the impact of lower client activity during the current year quarter and included the impact of the sale of our operations related to research, sales and trading of European equities.

Investment banking revenues decreased $7 million, or 5%, from a strong prior year quarter. The decline in revenues was due to decreased merger & acquisition and advisory activity. Non-interest expenses increased $4 million, or 2%, reflecting increases in professional fees. Professional fees increased largely due to new accounting guidance we adopted effective October 1, 2018, which changed the presentation of certain costs related to investment banking transactions from a net presentation to a gross presentation. The current year quarter included this change, with approximately $6 million of these transaction-related expenses. See Notes 2 and

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

16 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information on the adoption of this new accounting guidance.

Nine months ended June 30, 2019 compared with the nine months ended June 30, 2018

Net revenues of $781 million increased $91 million, or 13%, and pre-tax income of $77 million increased $34 million, or 79%.

Total brokerage revenues decreased $7 million, or 2%, with a decline in equity brokerage revenues partially offset by an increase in fixed income brokerage revenues. Equity brokerage revenues continue to be challenged by the industry trend toward the separate payment for research and execution services and the shift from high to low-touch execution services. The increase in fixed income brokerage revenues was primarily due to an increase in client activity during the current year period. Our Canadian Capital Markets business continues to be challenged by the difficult environment in the market sectors in which we participate in Canada. Investment banking revenues increased $90 million, or 28%, led by increased merger & acquisition and advisory activity.

Non-interest expenses increased $66 million, or 10%, compared with the prior year period. The current year period was negatively impacted by a $15 million loss associated with the sale of our operations related to research, sales and trading of European equities. Compensation-related expenses increased primarily attributable to the increase in investment banking revenues. Professional fees increased $23 million largely due to the aforementioned new accounting guidance we adopted effective October 1, 2018. The current year period included approximately $18 million of these transaction-related expenses. Other expenses increased $9 million primarily due to losses related to a consolidated tax credit fund, nearly all of which were offset in noncontrolling interests.

Results of Operations – Asset Management

For an overview of our Asset Management segment operations as well as a description of the key factors impacting our Asset Management results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10-K.

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2019	2018	% change	2019	2018	% change
Revenues:
Asset management and related administrative fees:
Managed programs	$120	$118	2%	$346	$336	3%
Administration and other	45	39	15%	129	114	13%
Total asset management and related administrative fees	165	157	5%	475	450	6%
Account and service fees	8	9	(11)%	27	22	23%
All other	4	2	100%	11	10	10%
Net revenues	177	168	5%	513	482	6%
Non-interest expenses:
Compensation and benefits	47	45	4%	135	127	6%
Communications and information processing	12	10	20%	33	29	14%
Investment sub-advisory fees	23	22	5%	68	66	3%
All other	29	31	(6)%	90	82	10%
Total non-interest expenses	111	108	3%	326	304	7%
Income before taxes and including noncontrolling interests	66	60	10%	187	178	5%
Noncontrolling interests	1	2	(50)%	3	7	(57)%
Pre-tax income excluding noncontrolling interests	$65	$58	12%	$184	$171	8%
Pre-tax margin on net revenues	36.7%	34.5%		35.9%	35.5%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Selected key metrics

Managed programs

We earn asset management and administration fees for performing asset management, investment advisory and related administrative services for retail and institutional clients. Management fees recorded in our Asset Management segment are generally calculated as a percentage of the value of our fee-billable financial assets under management (“AUM”). These AUM include the portion of fee-based AUA in our PCG segment that are invested in programs managed by our Asset Management segment (included in the AMS line of the following table), as well as certain retail accounts managed on behalf of third-party institutions, institutional accounts or funds that we manage (included in the Carillon Tower Advisers and affiliates “Carillon Tower Advisers” line of the following table).

Revenues related to fee-based AUA in our PCG segment are shared by the PCG and Asset Management segments, the amount of which depends on whether clients are invested in assets that are overseen by our Asset Management segment and the administrative services provided (see our “Management’s Discussion and Analysis - Results of Operations - Private Client Group” for more information). Our financial assets under management in AMS are impacted by market fluctuations and net inflows or outflows of assets, including transfers between fee-based accounts and traditional transaction-based accounts within our PCG segment.

Revenues earned by Carillon Tower Advisers for accounts managed on behalf of third-party institutions, institutional accounts or funds are recorded entirely in the Asset Management segment. Our financial assets under management in Carillon Tower Advisers are impacted by market fluctuations and net inflows or outflows of assets.

Fees are generally collected quarterly and are based on balances as of the beginning of the quarter, the end of the quarter, or average daily balances.

Financial assets under management:

$ in millions	June 30, 2019	March 31, 2019	September 30, 2018	June 30, 2018	March 31, 2018	September 30, 2017
AMS (1)	$89,106	$84,906	$83,289	$78,897	$76,091	$69,962
Carillon Tower Advisers	60,737	59,852	63,330	62,210	61,751	31,831
Subtotal financial assets under management	149,843	144,758	146,619	141,107	137,842	101,793
Less: Assets managed for affiliated entities	(6,712)	(6,220)	(5,702)	(5,573)	(5,538)	(5,397)
Total financial assets under management	$143,131	$138,538	$140,917	$135,534	$132,304	$96,396

(1)
Represents the portion of our PCG segment fee-based AUA (as disclosed in “Assets in fee-based accounts” in the “Selected key metrics - PCG client asset balances” section of our “Management’s Discussion and Analysis - Results of Operations - Private Client Group”) that is invested in programs overseen by the Asset Management segment.

Activity (including activity in assets managed for affiliated entities):

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2019	2018	2019	2018
Financial assets under management at beginning of period	$144,758	$137,842	$146,619	$101,793
Carillon Tower Advisers:
Scout Group acquisition	—	—	—	27,087
Other - net inflows/(outflows)	(910)	(544)	(3,584)	862
AMS - net inflows	1,751	2,348	4,138	7,283
Net market appreciation/(depreciation) in asset values	4,244	1,461	2,670	4,082
Financial assets under management at end of period	$149,843	$141,107	$149,843	$141,107

AMS division of RJ&A

See “Management’s Discussion and Analysis - Results of Operations - Private Client Group” for further information about our retail client assets, including those fee-based assets invested in programs managed by AMS.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Carillon Tower Advisers

Assets managed by Carillon Tower Advisers include assets managed by its subsidiaries and affiliates Eagle Asset Management, ClariVest Asset Management, Cougar Global Investments and the Scout Group. The following table presents Carillon Tower Advisers’ AUM by objective, excluding non-discretionary asset-based programs, as well as the approximate average client fee rate earned on such assets for the most recent fiscal year period.

$ in millions	June 30, 2019	Average fee rate
Equity	$29,874	0.51%
Fixed income	26,335	0.18%
Balanced	4,528	0.37%
Total financial assets under management	$60,737	0.36%

Non-discretionary asset-based programs

Assets held in certain non-discretionary asset-based programs for which the Asset Management segment does not exercise discretion but provides administrative support (including for affiliated entities) totaled $220.1 billion, $207.0 billion, $200.1 billion, $186.4 billion and $157.0 billion as of June 30, 2019, March 31, 2019, September 30, 2018, June 30, 2018, and September 30, 2017, respectively. The increase in assets over the prior year level was primarily due to clients moving to fee-based accounts from traditional transaction-based accounts, successful financial advisor recruiting and market appreciation. Administrative fees associated with these programs are predominantly calculated based on balances at the beginning of the quarter.

RJ Trust

Assets held in asset-based programs in RJ Trust (including those managed for affiliated entities) totaled $6.4 billion, $6.2 billion, $6.1 billion, $5.8 billion and $5.5 billion as of June 30, 2019, March 31, 2019, September 30, 2018, June 30, 2018 and September 30, 2017, respectively.

Quarter ended June 30, 2019 compared with the quarter ended June 30, 2018

Net revenues of $177 million increased $9 million, or 5%, and pre-tax income of $65 million increased $7 million, or 12%.

Total asset management and related administrative fee revenues increased $8 million, or 5%, driven by an increase in administrative fees due to the aforementioned increase in assets held in non-discretionary asset-based programs.

Non-interest expenses increased $3 million, or 3%, as a result of an increase in compensation and benefits expense as well as communication and information processing expenses, primarily to support the growth of the business.

Nine months ended June 30, 2019 compared with the nine months ended June 30, 2018

Net revenues of $513 million increased $31 million, or 6%, and pre-tax income of $184 million increased $13 million, or 8%.

Total asset management and related administrative fee revenues increased $25 million, or 6%, driven by an increase in net revenues from both managed and non-discretionary asset-based accounts. Managed programs increased due to the current year period including a full period of results for the Scout Group, which was acquired in November 2017. Administrative fees increased over the prior year period due to the aforementioned increase in assets held in non-discretionary asset-based programs.

Non-interest expenses increased $22 million, or 7%, primarily the result of an increase in compensation and benefits expense and other expenses. Compensation and benefits expense increased primarily due to the Scout Group acquisition in November 2017, in addition to an increase in personnel over the prior year period to support the growth of the business. The increase in other expense was primarily due to certain incremental costs associated with the Scout Group acquisition, including platform fees related to the new funds offered and the amortization of certain intangible assets arising from the acquisition.

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

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2019	2018	% change	2019	2018	% change
Revenues:
Interest income	$246	$205	20%	$732	$571	28%
Interest expense	(38)	(25)	52%	(122)	(56)	118%
Net interest income	208	180	16%	610	515	18%
All other	7	8	(13)%	20	17	18%
Net revenues	215	188	14%	630	532	18%
Non-interest expenses:
Compensation and benefits	13	12	8%	36	31	16%
Loan loss provision/(benefit)	(5)	5	(200)%	16	14	14%
RJBDP fees to PCG	44	24	83%	127	67	90%
All other	25	17	47%	67	58	16%
Total non-interest expenses	77	58	33%	246	170	45%
Pre-tax income	$138	$130	6%	$384	$362	6%
Pre-tax margin on net revenues	64.2%	69.1%		61.0%	68.0%

Quarter ended June 30, 2019 compared with the quarter ended June 30, 2018

Net revenues of $215 million increased $27 million, or 14%, and pre-tax income of $138 million increased $8 million, or 6%.

Net interest income increased $28 million, or 16%, due to a $2.64 billion increase in average interest-earning banking assets, primarily reflecting a $1.90 billion increase in average loans, and an increase in net interest margin. The net interest margin increased to 3.37% from 3.30% due to an increase in average asset yields, as a result of both higher short-term interest rates and higher average balances, partially offset by an increase in total cost of funds. The increase in total cost of funds resulted from higher deposit costs primarily due to increased interest rates. Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $2.48 billion.

The loan loss benefit of $5 million in the current year quarter was attributable to the substantial decrease in total criticized loans due to several payoffs during the current year quarter.
Non-interest expenses (excluding the provision for loan losses) increased $29 million, or 55%, including a $20 million, or 83%, increase in fees for RJBDP paid to PCG, primarily driven by an increase in the per-account servicing fee effective October 1, 2018 and the increase in number of accounts. In addition, there were increases in the reserves on unfunded loan commitments compared with the prior year quarter. The current year quarter included an increase in losses associated with certain of RJ Bank’s LIHTC investments. These LIHTC investments produce certain operating losses that impact non-interest expenses, but create incremental benefits in excess of such losses in the form of tax credits which benefit our consolidated income tax expense and liabilities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents average balances, interest income and expense, the related yields and rates, and interest spreads and margins for RJ Bank.

	Three months ended June 30,
	2019			2018
$ in millions	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
Interest-earning banking assets:
Cash	$998	$5	2.36%	$660	$4	1.79%
Available-for-sale securities	2,901	18	2.41%	2,534	14	2.11%
Bank loans, net of unearned income:
Loans held for investment:
C&I loans	8,278	98	4.68%	7,647	85	4.40%
CRE construction loans	248	4	5.45%	182	2	5.23%
CRE loans	3,359	39	4.53%	3,259	34	4.15%
Tax-exempt loans	1,291	9	3.35%	1,191	8	3.41%
Residential mortgage loans	4,127	34	3.32%	3,514	27	3.10%
SBL and other	3,125	36	4.64%	2,741	29	4.26%
Loans held for sale	118	1	4.78%	109	1	4.34%
Total bank loans, net	20,546	221	4.30%	18,643	186	4.04%
FHLB stock, Federal Reserve Bank stock and other	168	2	4.42%	133	1	4.53%
Total interest-earning banking assets	24,613	$246	4.00%	21,970	$205	3.75%
Non-interest-earning banking assets:
Unrealized loss on available-for-sale securities	(6)			(57)
Allowance for loan losses	(218)			(195)
Other assets	390			367
Total non-interest-earning banking assets	166			115
Total banking assets	$24,779			$22,085
Interest-bearing banking liabilities:
Bank deposits:
Certificates of deposit	$561	$4	2.33%	$389	$1	1.64%
Savings, money market and NOW accounts	20,989	30	0.59%	18,634	18	0.39%
FHLB advances and other	895	4	2.08%	939	6	2.09%
Total interest-bearing banking liabilities	22,445	$38	0.69%	19,962	$25	0.49%
Non-interest-bearing banking liabilities	156			183
Total banking liabilities	22,601			20,145
Total banking shareholder’s equity	2,178			1,940
Total banking liabilities and shareholder’s equity	$24,779			$22,085
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$2,168	$208		$2,008	$180
Bank net interest:
Spread			3.31%			3.26%
Margin (net yield on interest-earning banking assets)			3.37%			3.30%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			109.66%			110.06%
Nonaccrual loans are included in the average loan balances in the preceding table. Payment or income received on corporate nonaccrual loans are applied to principal. Income on residential mortgage nonaccrual loans is recognized on a cash basis.

Fee income on bank loans included in interest income for the three months ended June 30, 2019 and 2018 was $3 million and $6 million, respectively.

The yield on tax-exempt loans in the preceding table is presented on a tax-equivalent basis utilizing the applicable federal statutory tax rates for each of the three months ended June 30, 2019 and 2018.

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

	Three months ended June 30,
	2019 compared to 2018
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest revenue:
Interest-earning banking assets:
Cash	$1	$—	$1
Available-for-sale securities	2	2	4
Bank loans, net of unearned income:
Loans held for investment:
C&I loans	7	6	13
CRE construction loans	2	—	2
CRE loans	1	4	5
Tax-exempt loans	1	—	1
Residential mortgage loans	5	2	7
SBL and other	4	3	7
Total bank loans, net	20	15	35
FHLB stock, Federal Reserve Bank stock, and other	1	—	1
Total interest-earning banking assets	24	17	41
Interest expense:
Interest-bearing banking liabilities:
Bank deposits:
Certificates of deposit	1	2	3
Savings, money market, and NOW accounts	2	10	12
FHLB advances and other	(2)	—	(2)
Total interest-bearing banking liabilities	1	12	13
Change in net interest income	$23	$5	$28

Nine months ended June 30, 2019 compared with the nine months ended June 30, 2018

Net revenues of $630 million increased $98 million, or 18%, and pre-tax income of $384 million increased $22 million, or 6%.

Net interest income increased $95 million, or 18%, due to a $2.85 billion increase in average interest-earning banking assets, as well as an increase in net interest margin. The increase in average interest-earning banking assets was driven by growth in average loans of $2.16 billion and a $473 million increase in our average available-for-sale securities portfolio. The net interest margin increased to 3.32% from 3.20% due to an increase in asset yields, a result of higher short-term interest rates and average balances, partially offset by an increase in total cost of funds. The increase in total cost of funds resulted from higher deposit costs due to increased interest rates. Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $2.62 billion.

The loan loss provision of $16 million was $2 million higher than the prior year period and was largely attributable to provisions related to certain credits downgraded during the current year period, partially offset by lower reserve rates on pass-rated loans.
Non-interest expenses (excluding the provision for loan losses) increased $74 million, or 47%, including a $60 million, or 90%, increase in fees for RJBDP paid to PCG, primarily driven by an increase in the per-account servicing fee effective October 1, 2018 and the increase in the number of accounts. In addition, compensation and benefits expenses increased due increased staffing levels to support our continued growth. The current year period included an increase in losses associated with certain of RJ Bank’s LIHTC investments. These LIHTC investments produce certain operating losses that impact non-interest expenses, but create incremental benefits in excess of such losses in the form of tax credits which benefit our consolidated income tax expense and liabilities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table presents average balances, interest income and expense, the related yields and rates, and interest spreads and margins for RJ Bank.

	Nine months ended June 30,
	2019			2018
$ in millions	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
Interest-earning banking assets:
Cash	$1,231	$21	2.33%	$1,040	$12	1.48%
Available-for-sale securities	2,831	51	2.39%	2,358	36	2.00%
Bank loans, net of unearned income:
Loans held for investment:
C&I loans	8,065	286	4.67%	7,538	237	4.15%
CRE construction loans	205	9	5.58%	166	6	5.03%
CRE loans	3,433	120	4.60%	3,160	95	3.97%
Tax-exempt loans	1,285	26	3.34%	1,126	22	3.41%
Residential mortgage loans	3,999	100	3.32%	3,363	78	3.08%
SBL and other	3,098	109	4.64%	2,594	78	3.98%
Loans held for sale	149	5	4.87%	123	3	3.83%
Total bank loans, net	20,234	655	4.32%	18,070	519	3.85%
FHLB stock, Federal Reserve Bank stock and other	163	5	4.27%	138	4	4.13%
Total interest-earning banking assets	24,459	$732	3.99%	21,606	$571	3.54%
Non-interest-earning banking assets:
Unrealized loss on available-for-sale securities	(37)			(39)
Allowance for loan losses	(214)			(192)
Other assets	404			373
Total non-interest-earning banking assets	153			142
Total banking assets	$24,612			$21,748
Interest-bearing banking liabilities:
Bank deposits:
Certificates of deposit	$527	$9	2.20%	$353	$4	1.60%
Savings, money market and NOW accounts	20,861	99	0.64%	18,426	37	0.27%
FHLB advances and other	919	14	2.13%	908	15	2.09%
Total interest-bearing banking liabilities	22,307	$122	0.73%	19,687	$56	0.37%
Non-interest-bearing banking liabilities	191			176
Total banking liabilities	22,498			19,863
Total banking shareholder’s equity	2,114			1,885
Total banking liabilities and shareholder’s equity	$24,612			$21,748
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$2,152	$610		$1,919	$515
Bank net interest:
Spread			3.26%			3.17%
Margin (net yield on interest-earning banking assets)			3.32%			3.20%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			109.65%			109.75%

Nonaccrual loans are included in the average loan balances in the preceding table. Payment or income received on corporate nonaccrual loans are applied to principal. Income on residential mortgage nonaccrual loans is recognized on a cash basis.

Fee income on bank loans included in interest income for the nine months ended June 30, 2019 and 2018 was $14 million and $19 million, respectively.

The yield on tax-exempt loans in the preceding table is presented on a tax-equivalent basis utilizing the applicable federal statutory tax rates for each of the nine months ended June 30, 2019 and 2018.

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

	Nine months ended June 30,
	2019 compared to 2018
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest revenue:
Interest-earning banking assets:
Cash	$2	$7	$9
Available-for-sale securities	7	8	15
Bank loans, net of unearned income:
Loans held for investment:
C&I loans	17	32	49
CRE construction loans	2	1	3
CRE loans	8	17	25
Tax-exempt loans	3	1	4
Residential mortgage loans	15	7	22
SBL and other	15	16	31
Loans held for sale	1	1	2
Total bank loans, net	61	75	136
FHLB stock, Federal Reserve Bank stock, and other	1	—	1
Total interest-earning banking assets	71	90	161
Interest expense:
Interest-bearing banking liabilities:
Bank deposits:
Certificates of deposit	2	3	5
Savings, money market, and NOW accounts	5	57	62
FHLB advances and other	—	(1)	(1)
Total interest-bearing banking liabilities	7	59	66
Change in net interest income	$64	$31	$95

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Results of Operations – Other

This segment includes our private equity investments as well as certain corporate overhead costs of RJF, the interest cost on our public debt, and the acquisition and integration costs associated with certain acquisitions. For an overview of our Other segment operations, refer to the information presented in “Item 1 - Business” of our 2018 Form 10-K.

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2019	2018	% change	2019	2018	% change
Revenues:
Interest income	$12	$11	9%	$42	$28	50%
Gains on private equity investments	2	3	(33)%	8	21	(62)%
All other	1	2	(50)%	5	4	25%
Total revenues	15	16	(6)%	55	53	4%
Interest expense	(19)	(18)	6%	(57)	(56)	2%
Net revenues	(4)	(2)	100%	(2)	(3)	(33)%
Non-interest expenses:
Compensation and other	22	20	10%	59	51	16%
Acquisition-related expenses	—	—	—	—	4	(100)%
Total non-interest expenses	22	20	10%	59	55	7%
Loss before taxes and including noncontrolling interests	(26)	(22)	(18)%	(61)	(58)	(5)%
Noncontrolling interests	(1)	2	NM	(1)	2	NM
Pre-tax loss excluding noncontrolling interests	$(25)	$(24)	(4)%	$(60)	$(60)	—

Quarter ended June 30, 2019 compared with the quarter ended June 30, 2018

The pre-tax loss was essentially unchanged from the loss generated in the prior year quarter.

Net revenues decreased $2 million primarily due to a decrease in gains on private equity investments, offset by an increase in interest income. Interest income increased primarily as a result of the increase in interest rates earned on higher corporate cash balances.

Non-interest expenses increased $2 million, or 10%, driven by higher advertising-related expenses.

Nine months ended June 30, 2019 compared with the nine months ended June 30, 2018

The pre-tax loss of $60 million was flat versus the loss generated in the prior year period.

Net revenues increased $1 million due to an increase in interest income, primarily as a result of the increase in interest rates earned on higher corporate cash balances, partially offset by lower gains on private equity investments. The prior year period included gains on certain of our private equity investments that were sold during fiscal year 2018.

Non-interest expenses increased $4 million, or 7%, primarily driven by higher compensation-related expenses. The prior year period included certain expenses incurred in connection with our acquisition of the Scout Group, which closed in November 2017.

Certain statistical disclosures by bank holding companies

We are required to provide certain statistical disclosures required for bank holding companies under the SEC’s Industry Guide 3.  The following table provides certain of those disclosures.

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Return on assets	2.7%	2.6%	2.7%	2.2%
Annualized return on equity	16.1%	15.4%	16.2%	13.6%
Average equity to average assets	16.7%	16.7%	16.6%	16.3%
Dividend payout ratio	18.9%	19.4%	19.2%	20.1%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

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

Cash and cash equivalents increased $96 million to $3.60 billion during the nine months ended June 30, 2019, due to $1.51 billion of cash provided by financing activities, which was primarily driven by increases in bank deposits and short-term borrowings, partially offset by our open-market share repurchases and dividends on our common stock during the period. Additionally, a decrease of $85 million in cash segregated pursuant to regulations was offset by $101 million of cash used in our operating activities during the current period. Investing activities used $1.39 billion primarily due to an increase in bank loans and the growth of our available-for-sale securities portfolio during the current period.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and available from committed and uncommitted financing facilities provide adequate funds for continuing operations at current levels of activity.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Sources of liquidity

Approximately $1.22 billion of our total June 30, 2019 cash and cash equivalents included cash on hand at the parent, as well as parent cash loaned to RJ&A. The following table presents our holdings of cash and cash equivalents.

$ in millions	June 30, 2019
RJF	$448
RJ&A	949
RJ Bank	1,419
RJ Ltd.	382
RJFS	131
Carillon Tower Advisers	89
Other subsidiaries	178
Total cash and cash equivalents	$3,596

RJF maintained depository accounts at RJ Bank with a balance of $147 million as of June 30, 2019. The portion of this total that was available on demand without restrictions, which amounted to $107 million as of June 30, 2019, is reflected in the RJF total (and is excluded from the RJ Bank cash balance in the preceding table).

RJF had loaned $794 million to RJ&A as of June 30, 2019 (such amount is included in the RJ&A cash balance in the preceding table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities. On July 1, 2019, we withdrew approximately $160 million of cash out of RJ&A segregated reserve accounts as a result of the period-end reserve calculation.

In addition to the cash balances described, we have various other potential sources of cash available to the parent from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF, the parent company, from RJ&A and RJ Bank.

RJ&A is subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of the Financial Industry Regulatory Authority (“FINRA”), RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1, and is required to maintain net capital equal to the greater of $1.5 million or 2% of aggregate debit balances arising from client transactions. In addition, covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At June 30, 2019, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval.

RJ Bank may pay dividends to RJF without the prior approval of its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted regulatory capital ratios. At June 30, 2019, RJ Bank had $271 million of capital in excess of the amount it would need at that date to maintain its targeted regulatory capital ratios, and could pay a dividend of such amount without requiring prior approval of its regulator.

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

	June 30, 2019
$ in millions	RJ&A	RJF	Total	Total number of arrangements
Financing arrangement:
Committed secured	$200	$—	$200	2
Committed unsecured (1)	200	300	500	1
Total committed financing arrangements	$400	$300	$700	3

Outstanding borrowing amount:
Committed secured	$—	$—	$—
Committed unsecured	—	—	—
Total outstanding borrowing amount	$—	$—	$—

(1)
The Credit Facility provides for maximum borrowings of up to $500 million, with a sublimit of $300 million for RJF. For additional details on our committed unsecured financing arrangement, see our discussion of the Credit Facility in Note 12 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Uncommitted financing arrangements

Our uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit. Our arrangements with third-party lenders are generally utilized to finance a portion of our fixed income securities or for cash management purposes. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed. As of June 30, 2019, we had outstanding borrowings under three uncommitted secured borrowing arrangements with lenders out of a total of 11 uncommitted financing arrangements (six uncommitted secured and five uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

The following table presents our borrowings on uncommitted financing arrangements, all of which were in RJ&A.

$ in millions	June 30, 2019
Outstanding borrowing amount:
Uncommitted secured	$215
Uncommitted unsecured	—
Total outstanding borrowing amount	$215

Other financings

RJ Bank had $875 million in FHLB borrowings outstanding at June 30, 2019, comprised of floating-rate advances totaling $850 million and a $25 million fixed-rate advance, all of which were secured by a blanket lien on RJ Bank’s residential mortgage loan portfolio (see Note 12 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these borrowings). RJ Bank had an additional $2.19 billion in immediate credit available from the FHLB as of June 30, 2019 and, with the pledge of additional eligible collateral to the FHLB, total available credit of 30% of total assets.

RJ Bank is eligible to participate in the FRB’s discount-window program; however, we do not view borrowings from the FRB as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the FRB, and is secured by pledged C&I loans.

We act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another.  Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by clients or the firm.  We account for each of these types of transaction as collateralized agreements and financings, with the outstanding balances related to the securities loaned included in “Securities loaned” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q, in the amount of $429 million as of June 30, 2019. Such financings are generally collateralized by cash or other collateral.  See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information on our securities borrowed and securities loaned.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

From time to time we enter into repurchase agreements and reverse repurchase agreements.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balances of the repurchase agreements included in “Securities sold under agreements to repurchase” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q, in the amount of $165 million as of June 30, 2019 (which are reflected in the preceding table of uncommitted financing arrangements). Such financings are generally collateralized by non-customer, RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements.

The average daily balance outstanding during the five most recent quarters, the maximum month-end balance outstanding during the quarter and the period-end balances for repurchase agreements and reverse repurchase agreements is detailed in the following table.

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
June 30, 2019	$211	$212	$165	$442	$479	$411
March 31, 2019	$172	$210	$210	$358	$447	$447
December 31, 2018	$171	$189	$156	$413	$479	$399
September 30, 2018	$117	$186	$186	$355	$376	$373
June 30, 2018	$151	$165	$115	$364	$369	$343

At June 30, 2019, in addition to the financing arrangements previously described, we had $20 million outstanding on a mortgage loan for our St. Petersburg, Florida home-office complex that is included in “Other borrowings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q.

At June 30, 2019, we had aggregate outstanding senior notes payable of $1.55 billion. Our senior notes payable, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $250 million par 5.625% senior notes due 2024, $500 million par 3.625% senior notes due 2026, and $800 million par 4.95% senior notes due 2046. See Note 15 of our 2018 Form 10-K for additional information.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed while others are company-directed. Certain policies which we could readily borrow against had a cash surrender value of $556 million as of June 30, 2019, comprised of $327 million related to employee-directed plans and $229 million related to company-directed plans, and we were able to borrow up to 90%, or $500 million, of the June 30, 2019 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of June 30, 2019.

On July 31, 2019, we received approximately $40 million as a result of the tender of certain of our auction rate preferred securities.

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

Total assets of $38.68 billion as of June 30, 2019 were $1.26 billion, or 3%, greater than our total assets as of September 30, 2018. The increase in assets was primarily due to a $1.17 billion increase in net bank loans and a $264 million increase in our available-for-sale securities portfolio, in line with our growth plan for such assets. Offsetting these increases, brokerage client receivables decreased $730 million.

As of June 30, 2019, our total liabilities of $32.11 billion were $1.15 billion, or 4%, greater than our total liabilities as of September 30, 2018. The increase in total liabilities reflected a $2.22 billion increase in bank deposits, primarily due to higher RJBDP balances held at RJ Bank as well as a $46 million increase in other borrowings related to secured lines of credit. Offsetting these increases were a decrease in brokerage client payables of $1.28 billion, due to a decline in client cash held in our CIP as of June 30, 2019, and a decrease in accrued compensation, commissions and benefits of $96 million, due to annual payments of certain incentive compensation made in the nine months ended June 30, 2019.

Contractual obligations

There were no significant changes in our contractual obligations presented in our 2018 Form 10-K, other than in the ordinary course of business, as of June 30, 2019. See Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding commitments as of June 30, 2019.

Regulatory

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory” of our 2018 Form 10-K.

In June 2019, the SEC adopted Regulation Best Interest and issued related interpretive guidance. Among other things, Regulation Best Interest requires a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities to such customer. Regulation Best Interest becomes effective June 30, 2020 and we anticipate the regulation will require us to review and modify our policies and procedures, as well as the associated supervisory and compliance controls, which may lead to additional costs. In July 2019, the Certified Financial Planner Board of Standards, Inc. announced that the compliance enforcement date for its expanded fiduciary standard would be June 30, 2020. Under this standard, all professionals using the “Certified Financial Planner” designation (including brokers) must act as a fiduciary when providing financial advice. In addition, various states have recently proposed legislation, which would impose (fiduciary) standards of conduct on broker-dealers. The adoption of such additional- and in many cases varying- standards could lead us to incur further additional costs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of June 30, 2019, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF and RJ Bank were categorized as “well capitalized” as of June 30, 2019. The maintenance of certain risk-based regulatory capital levels could impact various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities.

In July 2019, the Fed issued a final rule to simplify and clarify a number of existing regulatory capital rules for certain banking organizations. Specifically, it simplifies the capital treatment for mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interest. This rule would also allow bank holding companies to repurchase common stock without prior approval from the Fed unless otherwise required. It will be effective as of April 1, 2020, for the amendments to simplify capital rules, and as of October 1, 2019 for revisions to the pre-approval requirements for the repurchase of common stock. We are evaluating the impact of this rule on our regulatory capital requirements.

See Note 19 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information on regulatory capital requirements.

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

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of our 2018 Form 10-K. In addition, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matter contingencies as of June 30, 2019.

Loan loss provisions for RJ Bank’s loan portfolio

We provide an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in RJ Bank’s loan portfolio. See the discussion regarding our methodology in estimating the allowance for loan losses in Note 2 of our 2018 Form 10-K. See Note 8 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our bank loans.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

At June 30, 2019, the amortized cost of all RJ Bank loans was $20.91 billion and an allowance for loan losses of $215 million, or 1.03% of the held for investment loan portfolio, was recorded against that balance.

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

Off-balance sheet arrangements

For information regarding our off-balance sheet arrangements, see Note 2 of the Notes to Consolidated Financial Statements of our 2018 Form 10-K and Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

We monitor the Value-at-Risk (“VaR”) for all of our trading portfolios on a daily basis. VaR is an appropriate statistical technique for estimating potential losses in trading portfolios due to typical adverse market movements over a specified time horizon with a suitable confidence level. We apply the Fed’s Market Risk Rule (“MRR”) for the purpose of calculating our capital ratios. The MRR, also known as the “Risk-Based Capital Guidelines: Market Risk” rule released by the Fed, the Office of the Comptroller of the Currency

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

(“OCC”) and FDIC, requires us to calculate VaR numbers for all of our trading portfolios, including fixed income, equity, foreign exchange and derivative instruments.

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

The Fed’s MRR requires us to perform daily back-testing procedures of our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income and intraday trading. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the nine months ended June 30, 2019, our regulatory-defined daily loss in our trading portfolios did not exceed our predicted VaR.

The following table sets forth the high, low, period-end and daily average VaR for all of our trading portfolios, including fixed income, equity and derivative instruments, for the period and dates indicated.

	Nine months ended June 30, 2019		Period-end VaR			Three months ended June 30,		Nine months ended June 30,
$ in millions	High	Low	June 30, 2019	September 30, 2018	$ in millions	2019	2018	2019	2018
Daily VaR	$2	$1	$1	$1	Daily average VaR	$1	$2	$1	$1

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

Separately, RJF provides additional market risk disclosures to comply with the MRR. The results of the application of this market risk capital rule are available on our website under https://www.raymondjames.com/investor-relations/financial-information/filings-and-reports under “Market Risk Rule Disclosure.”

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

We utilize a hedging strategy using interest rate swaps as a result of RJ Bank’s asset and liability management process. For further information regarding this risk management objective, see the discussion of this hedging strategy in Note 2 of the Notes to Consolidated Financial Statements of our 2018 Form 10-K and in Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model.

Instantaneous changes in rate	Net interest income ($ in millions)	Projected change in net interest income
+200	$880	(1.23)%
+100	$887	(0.45)%
0	$891	—
-100	$827	(7.18)%

Refer to “Net interest analysis” in this MD&A for a discussion of the impact changes in short-term interest rates could have on the firm’s operations.

The following table shows the contractual maturities of RJ Bank’s loan portfolio at June 30, 2019, including contractual principal repayments.  This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table. Loan amounts in the table exclude unearned income and deferred expenses.

	Due in
$ in millions	One year or less	> One year – five years	> 5 years	Total
Loans held for investment:
C&I loans	$138	$4,701	$3,562	$8,401
CRE construction loans	34	214	—	248
CRE loans	413	2,502	553	3,468
Tax-exempt loans	—	31	1,265	1,296
Residential mortgage loans	—	4	4,194	4,198
SBL and other	3,133	44	—	3,177
Total loans held for investment	3,718	7,496	9,574	20,788
Loans held for sale	—	—	125	125
Total loans	$3,718	$7,496	$9,699	$20,913

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at June 30, 2019. Loan amounts in the table exclude unearned income and deferred expenses.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
Loans held for investment:
C&I loans	$96	$8,167	$8,263
CRE construction loans	—	214	214
CRE loans	79	2,976	3,055
Tax-exempt loans	1,264	32	1,296
Residential mortgage loans	239	3,959	4,198
SBL and other	44	—	44
Total loans held for investment	1,722	15,348	17,070
Loans held for sale	125	—	125
Total loans	$1,847	$15,348	$17,195

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Contractual loan terms for C&I, CRE, CRE construction and residential mortgage loans may include an interest rate floor, cap and/or fixed interest rates for a certain period of time, which would impact the timing of the interest rate reset for the respective loan. See the discussion within the “Management’s Discussion and Analysis - Risk management - Credit risk - Risk monitoring process” section of this Form 10-Q for additional information regarding RJ Bank’s interest-only residential mortgage loan portfolio.
In our RJ Bank available-for-sale securities portfolio, we hold primarily fixed-rate agency MBS and CMOs which were carried at fair value on our Condensed Consolidated Statements of Financial Condition at June 30, 2019, with changes in the fair value of the portfolio recorded through OCI in our Condensed Consolidated Statements of Income and Comprehensive Income. At June 30, 2019, our RJ Bank available-for-sale securities portfolio had a fair value of $2.96 billion with a weighted-average yield of 2.46% and an average expected duration of three years. See Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on the fair value of these securities.

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

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar. For example, a portion of our bank loan portfolio includes loans which are denominated in Canadian dollars totaling $1.09 billion and $1.05 billion at June 30, 2019 and September 30, 2018, respectively. A portion of such loans are held by RJ Bank’s Canadian subsidiary, which is discussed in the following sections.

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

We had foreign exchange risk in our investment in RJ Ltd. of CAD 368 million at June 30, 2019, which was not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in OCI in our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding our components of OCI.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

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

Our allowance for loan losses is regularly evaluated with adjustments made on a quarterly basis. Several factors were taken into consideration in evaluating the allowance for loan losses at June 30, 2019, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. Finally, RJ Bank considered current economic conditions and other factors that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate. There was no material change in RJ Bank’s methodology for determining the allowance for loan losses during the nine months ended June 30, 2019.

RJ Bank’s allowance for loan losses as a percentage of bank loans outstanding was 1.03% and 1.04% at June 30, 2019 and September 30, 2018, respectively. See Note 8 in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for detail on the changes in RJ Bank’s allowance for loan losses.
The loan loss provision for the nine months ended June 30, 2019 increased to $16 million compared to $14 million in the prior year period. See further explanation of the loan loss provision increase in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - RJ Bank” of this Form 10-Q.
The level of charge-off activity is a factor that is considered in evaluating the potential for severity of future credit losses. The following table presents net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment.

	Three months ended June 30,				Nine months ended June 30,
	2019		2018		2019		2018
$ in millions	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
C&I loans	$1	0.06%	$(5)	0.23%	$(2)	0.02%	$(9)	0.15%
CRE loans	—	—	—	—	(3)	0.13%	—	—
Residential mortgage loans	—	—	1	0.08%	1	0.02%	1	0.05%
Total	$1	0.02%	$(4)	0.08%	$(4)	0.03%	$(8)	0.05%

The level of nonperforming loans is another indicator of potential future credit losses. The following table presents the nonperforming loans balance and total allowance for loan losses for the periods presented.

	June 30, 2019		September 30, 2018
$ in millions	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
Loans held for investment:
C&I loans	$22	$134	$2	$123
CRE construction loans	—	4	—	3
CRE loans	10	46	—	47
Tax-exempt loans	—	9	—	9
Residential mortgage loans	21	16	23	17
SBL and other	—	6	—	4
Total	$53	$215	$25	$203
Total nonperforming loans as a % of RJ Bank total loans	0.25%		0.12%

Included in nonperforming residential mortgage loans in the preceding table were $10 million in loans for which $5 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance. See Note 8 in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for loan categories as a percentage of total loans receivable.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The nonperforming loan balances in the preceding table exclude $12 million of residential TDRs as of both June 30, 2019 and September 30, 2018, which were returned to accrual status in accordance with our policy. Total nonperforming assets, including other real estate acquired in the settlement of residential mortgages, amounted to $56 million and $28 million at June 30, 2019 and September 30, 2018, respectively. Total nonperforming assets as a percentage of RJ Bank total assets was 0.22% and 0.12% at June 30, 2019 and September 30, 2018, respectively.

Loan underwriting process

RJ Bank’s underwriting processes for the major types of loans are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2018 Form 10-K. There were no material changes in RJ Bank’s underwriting processes during the nine months ended June 30, 2019.

Risk monitoring process

Another component of credit risk strategy at RJ Bank is the ongoing risk monitoring and review processes for all residential, SBL and other, corporate and tax-exempt credit exposures, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no material changes to those processes and policies during the nine months ended June 30, 2019.

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

	Amount of delinquent residential loans			Delinquent residential loans as a percentage of outstanding loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
June 30, 2019	$1	$15	$16	0.03%	0.36%	0.39%
September 30, 2018	$2	$13	$15	0.06%	0.33%	0.39%

Our June 30, 2019 percentage continues to compare favorably to the national average for over 30 day delinquencies of 2.99%, as most recently reported by the Fed.

Credit risk is also managed by diversifying the residential mortgage portfolio. The following table details the geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans.

	June 30, 2019
	Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans
CA	24.8%	5.0%
FL	16.6%	3.4%
NY	8.3%	1.7%
TX	8.1%	1.6%
CO	3.6%	0.7%

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At June 30, 2019 and September 30, 2018, these loans totaled $1.20 billion and $992 million, respectively, or approximately

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

30% and 25% of the residential mortgage portfolio, respectively.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at June 30, 2019, begins amortizing is 6.3 years.

A component of credit risk management for the residential portfolio is the LTV ratio and borrower credit score at origination or purchase. The most recent weighted-average LTV ratios and FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio were 64% and 761, respectively.

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

	June 30, 2019
	Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans
Business systems and services	8.2%	4.7%
Office real estate	7.6%	4.4%
Hospitality	5.3%	3.0%
Automotive/transportation	5.2%	3.0%
Consumer products and services	4.5%	2.6%

Liquidity risk

See the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes, including cybersecurity incidents. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Operational risk” of our 2018 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes. There have been no material changes in such processes during the nine months ended June 30, 2019.

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

Compliance risk

Compliance risk is the risk of legal or regulatory sanctions, financial loss, or reputational damage that we may suffer from a failure to comply with applicable laws, external standards, or internal requirements. See Item 7 “Management’s Discussion and Analysis of

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Financial Condition and Results of Operations - Risk management - Compliance risk” of our 2018 Form 10-K for information on our compliance risks, including how we manage such risks. There have been no material changes in our risk mitigation processes during the nine months ended June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 5, 2019, the parties to the Brink Complaint and the Wistar Complaint agreed in principle to an aggregate settlement of $15 million. On June 11, 2019, the parties filed a Stipulation of Settlement and Joint Motion for Preliminary Approval of Class Action Settlement and Certification of the Settled Subclasses. On June 12, 2019, the District Court entered an order preliminarily approving the Class Action Settlement and set a hearing date of October 25, 2019 for final approval of the settlement. While the hearing for final approval has been set, the settlement remains subject to approval by the District Court. The settlement amounts for both complaints were included in “Other payables” in our Condensed Consolidated Statement of Financial Condition as of June 30, 2019.

ITEM 1A. RISK FACTORS

Not applicable.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered securities for the nine months ended June 30, 2019.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the nine months ended June 30, 2019.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end, of securities that may yet be purchased under the plans or programs

October 1, 2018 – October 31, 2018	469,566	$74.88	423,903	$182
November 1, 2018 – November 30, 2018	2,420,562	$77.66	2,341,466	$500
December 1, 2018 – December 31, 2018	3,449,198	$74.55	3,287,237	$255
First quarter	6,339,326	$75.76	6,052,606

January 1, 2019 – January 31, 2019	13,408	$75.16	—	$255
February 1, 2019 – February 28, 2019	4,050	$82.54	—	$255
March 1, 2019 – March 31, 2019	603,529	$78.23	602,938	$458
Second quarter	620,987	$78.19	602,938

April 1, 2019 – April 30, 2019	22,241	$81.07	—	$458
May 1, 2019 – May 31, 2019	302,699	$83.53	301,756	$433
June 1, 2019 – June 30, 2019	744,251	$80.95	742,076	$373
Third quarter	1,069,191	$81.68	1,043,832
Fiscal year-to-date total	8,029,504	$76.74	7,699,376

During the nine months ended June 30, 2019, we utilized the remainder of the previous Board authorization for repurchases of our common stock and outstanding senior notes. Accordingly, the Board approved two increases to the authorization totaling $750 million, including $500 million on November 29, 2018 and $250 million on March 1, 2019. Between July 1, 2019 and August 7, 2019, we repurchased 1.10 million shares of our common stock under this authorization at a weighted-average price of $76.60, for total consideration of $84 million. As of August 7, 2019, we had $289 million remaining under this authorization.

In the preceding table, the total number of shares purchased includes shares purchased pursuant to our Restricted Stock Trust Fund, which was established to acquire our common stock in the open market and used to settle RSUs granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiaries. For more information on this trust fund, see Note 2 of the Notes to Consolidated Financial Statements of our 2018 Form 10-K and Note 9 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. These activities do not utilize the previously described repurchase authority.

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

10.1	First Amendment to Credit Agreement, dated as of May 23, 2019, among Raymond James Financial, Inc., Raymond James & Associates, Inc., the Lenders party thereto and Bank of America, N.A.
31.1	Certification of Paul C. Reilly pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jeffrey P. Julien pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Paul C. Reilly and Jeffrey P. Julien pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	August 8, 2019	/s/ Paul C. Reilly
Paul C. Reilly
Chairman and Chief Executive Officer

Date:	August 8, 2019	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance and Chief Financial Officer