Form 10-K
period 2019-09-30
RAYMOND JAMES FINANCIAL INC
filed 2019-11-26
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-9109
RAYMOND JAMES FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1517485
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

880 Carillon Parkway	St. Petersburg	Florida	33716
(Address of principal executive offices)			(Zip Code)
(727) 567-1000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	RJF	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 29, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $10,125,195,760.

The number of shares outstanding of the registrant’s common stock as of November 25, 2019 was 138,723,230.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 20, 2020 are incorporated by reference into Part III.

RAYMOND JAMES FINANCIAL, INC.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART I

ITEM 1.	BUSINESS

Raymond James Financial, Inc. (“RJF,” the “firm” or the “Company”) is a leading diversified financial services company providing private client group, capital markets, asset management, banking and other services to individuals, corporations and municipalities.  The firm, together with its subsidiaries, is engaged in various financial services activities, including providing investment management services for retail and institutional clients, the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products. The firm also provides corporate and retail banking services, and trust services. We operate predominately in the U.S. and, to a lesser extent, in Canada, the United Kingdom (“U.K.”), and other parts of Europe.

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

REPORTABLE SEGMENTS

We currently operate through five segments. Our business segments are Private Client Group (“PCG”), Capital Markets, Asset Management and Raymond James Bank (“RJ Bank”). Our Other segment includes our private equity investments, interest income on certain corporate cash balances and certain corporate overhead costs of RJF that are not allocated to our business segments, including the interest costs on our public debt.

The following graph depicts the relative net revenue contribution of each of our business segments for the fiscal year ended September 30, 2019.
* The preceding chart does not include intersegment eliminations or the Other segment.

PRIVATE CLIENT GROUP

We provide financial planning and securities transaction services through a branch office network. Financial advisors have multiple affiliation options, which we refer to as AdvisorChoice. Our two primary affiliation options for financial advisors are the employee option and the independent contractor option.

We recruit experienced financial advisors from a wide variety of competitors. As a part of their agreement to join us, we may make loans to financial advisors and to certain other key revenue producers primarily for recruiting, transitional cost assistance, and retention purposes.

Total client assets under administration (“AUA”) in our PCG segment as of September 30, 2019 were $798.4 billion, of which $409.1 billion related to fee-based accounts (“fee-based AUA”). We had 8,011 financial advisors affiliated with us as of September 30, 2019.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Employee financial advisors

Employee financial advisors work in a traditional branch setting supported by local management and administrative staff. They provide services predominately to retail clients. Compensation for these financial advisors primarily includes commission payments and participation in the firm’s benefit plans.

Independent contractor financial advisors

Our financial advisors who are independent contractors are responsible for all of their direct costs and, accordingly, receive a higher payout percentage than employee financial advisors. Our independent contractor financial advisor option is designed to help our advisors build their businesses with as much or as little of our support as they determine they need. With specific approval, and on a limited basis, they are permitted to conduct certain other approved business activities, such as offering insurance products, independent registered investment advisory services, and accounting and tax services.

Products and services

Irrespective of the affiliation choice, our financial advisors offer a broad range of investment products and services, including both third-party and proprietary products, and a variety of financial planning services. Revenues from this segment are typically driven by AUA and are generally either asset-based or transactional in nature. The proportion of our brokerage revenues originating from the employee versus the independent contractor affiliation models is relatively balanced.

PCG segment net revenues the fiscal year ended September 30, 2019 are presented in the following graph.
* Included in “Brokerage revenues” on our Consolidated Statements of Income and Comprehensive Income.

We provide the following products and services through this segment:

•	Investment services for which we charge sales commissions or asset-based fees based on established schedules.

•	Portfolio management services for which we charge either a fee computed as a percentage of the assets in the client’s account or a flat periodic fee.

•	Insurance and annuity products.

•	Professionally managed mutual funds.

•	Support to third-party product partners, including sales and marketing support, product availability and distribution, and accounting and administrative services.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

•
Administrative services to banks to which we sweep a portion of our clients’ cash deposits as part of the Raymond James Bank Deposit Program (“RJBDP”), our multi-bank sweep program. Fees received from third-party banks for these services are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates relative to interest paid to clients on balances in the RJBDP. PCG also earns servicing fees from RJ Bank, which are based on the number of accounts that are swept to RJ Bank. These fees are eliminated in consolidation.

•
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

•	Diversification strategies and alternative investment products to qualified clients of our affiliated financial advisors.

CAPITAL MARKETS

Our Capital Markets segment conducts institutional sales, securities trading, equity research, investment banking and the syndication and management of investments that qualify for tax credits (referred to as our “tax credit funds”). Within our management structure, we distinguish between activities that support equity and fixed income products and services.

Capital Markets segment net revenues for the fiscal year ended September 30, 2019 are presented in the following graph.
* Included in “Investment banking” on our Consolidated Statements of Income and Comprehensive Income.

We provide the following services through this segment.

Equity products and services

•
We earn brokerage revenues on the sale of equity products to institutional clients. Client activity is influenced by a combination of general market activity and our Capital Markets group’s ability to identify attractive investment opportunities for our institutional clients. Revenues on equity transactions are generally based on trade size and the amount of business conducted annually with each institution.

•
We provide various investment banking services including public and private equity financing for corporate clients and merger & acquisition and advisory services. Our investment banking activities include a comprehensive range of strategic and financial advisory services tailored to our clients’ business life cycles and backed by our strategic industry focus.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

•
Our global research department supports our institutional and retail sales efforts and publishes research on a wide variety of companies. This research primarily focuses on U.S. and Canadian companies in specific industries, including consumer, energy, financial services, healthcare, industrial, real estate, technology and communications, and transportation. Research reports are made available to both institutional and retail clients.

Fixed income products and services

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

•
We enter into interest rate derivatives to facilitate client transactions or to actively manage risk exposures that arise from our client activity, including a portion of our trading inventory. In addition, we conduct a “matched book” derivatives business where we may enter into interest rate derivative transactions with clients. In this matched book business, for every derivative transaction we enter into with a client, we enter into an offsetting derivative transaction with a credit support provider that is a third-party financial institution.

Tax credit funds

•
We act as the general partner or managing member in partnerships and limited liability companies that invest in real estate project entities which qualify for tax credits under Section 42 of the Internal Revenue Code and/or provide a mechanism for banks and other institutions to meet their Community Reinvestment Act (“CRA”) obligations throughout the U.S. We earn fees for the origination and sale of these investment products as well as for the oversight and management of the investments over the statutory tax credit compliance period.

ASSET MANAGEMENT

Our Asset Management segment earns asset management and related administrative fees for providing portfolio management and related administrative services for retail and institutional clients. This segment oversees a portion of our fee-based AUA for our PCG clients through our asset management services division (“AMS”) and through Raymond James Trust, N.A. (“RJ Trust”). This segment also provides asset management services through Carillon Tower Advisers and affiliates (collectively, “Carillon Tower Advisers”) for certain retail accounts managed on behalf of third-party institutions, institutional accounts and proprietary mutual funds that we manage.

Management fees in this segment are generally calculated as a percentage of the value of our fee-billable financial assets under management (“AUM”) in both AMS (including the portion of fee-based AUA in PCG that is overseen by AMS) and Carillon Tower Advisers, where investment decisions are made by in-house or third-party portfolio managers or investment committees. The fee rates applied are dependent upon various factors, including the distinctive services provided and the level of assets within each client relationship. The fee rates applied in Carillon Tower Advisers may also vary based on the account objective (i.e., equity, fixed income, or balanced). Our AUM are impacted by market fluctuations and net inflows or outflows of assets, including transfers between fee-based accounts and traditional transaction-based accounts within our PCG segment. Fees are generally collected quarterly and are based on balances as of the beginning of the quarter (particularly in AMS) or the end of the quarter, or based on average daily balances.

Our Asset Management segment also earns administrative fees on certain fee-based assets within PCG that are not overseen by our Asset Management segment, but for which the segment provides administrative support (e.g., record-keeping).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Our AUM and our Carillon Tower Advisers AUM by objective as of September 30, 2019 are presented in the following graphs.

RJ BANK

RJ Bank is a national bank that provides various types of loans, including corporate loans (commercial and industrial (“C&I”), commercial real estate (“CRE”) and CRE construction), tax-exempt loans, residential loans, securities-based loans (“SBL”) and other loans. RJ Bank is active in corporate loan syndications and participations. RJ Bank also provides Federal Deposit Insurance Corporation (“FDIC”)-insured deposit accounts, including to clients of our broker-dealer subsidiaries. RJ Bank generates net interest revenue principally through the interest income earned on loans and an investment portfolio of securities, which is offset by the interest expense it pays on client deposits and on its borrowings.

As of September 30, 2019, corporate and tax-exempt loans represented approximately 62% of RJ Bank’s loan portfolio, of which 88% were U.S. and Canadian syndicated loans. Residential mortgage loans are originated or purchased and held for investment or sold in the secondary market. RJ Bank’s investment portfolio is primarily comprised of agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) and is classified as available-for-sale. RJ Bank’s liabilities primarily consist of deposits that are cash balances swept from the investment accounts of PCG clients.

RJ Bank had total assets of $25.52 billion at September 30, 2019, which are detailed in the following graph.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

OTHER

Our Other segment includes our private equity investments, interest income on certain corporate cash balances, and certain corporate overhead costs of RJF, including the interest costs on our public debt.

Our private equity portfolio includes various direct and third-party private equity investments and various legacy private equity funds which we sponsor.

EMPLOYEES AND INDEPENDENT CONTRACTORS

Our employees, including employee financial advisors, and independent contractors (collectively “associates”) are vital to our success in the financial services industry. As of September 30, 2019, we had approximately 14,200 employees and 4,710 affiliated independent contractor financial advisors.

OPERATIONS AND INFORMATION PROCESSING

We have operations personnel at various locations who are responsible for processing securities transactions, custody of client securities, support of client accounts, the receipt, identification and delivery of funds and securities, and compliance with regulatory and legal requirements for most of our securities brokerage operations.

The information technology department develops and supports the integrated solutions that provide a customized platform for our businesses. These include a platform for financial advisors designed to allow them to spend more time with their clients and enhance and grow their businesses; systems that support institutional and retail sales and trading activity through to settlement and custody; and thorough security protocols to protect firm and client information.

In the area of information security, we have developed and implemented a framework of principles, policies and technology to protect both our own information and that of our clients.  We apply numerous safeguards to maintain the confidentiality, integrity and availability of both client and firm information.

Our business continuity program has been developed to provide reasonable assurance that we will continue to operate in the event of disruptions at our critical facilities. We have developed operational plans for such disruptions, and we have a full time staff devoted to maintaining those plans. Our business continuity plan continues to be enhanced and tested to allow for continuous operations in the event of weather-related or other interruptions at our corporate headquarters in Florida, one of our operations processing or data center sites (located in Florida, Colorado, Tennessee or Michigan), and our branch and office locations throughout the U.S., Canada and Europe.

COMPETITION

The financial services industry is intensely competitive. We compete with many other financial services firms, including a number of larger securities firms, most of which are affiliated with major financial services companies, insurance companies, banking institutions and other organizations. We also compete with companies that offer web-based financial services and discount brokerage services to individual clients, usually with lower levels of service, and, more recently, financial technology (“fintech”) firms. We compete principally on the basis of the quality of our associates, services, product selection, performance records, location and reputation in local markets.

Our ability to compete effectively is substantially dependent on our continuing ability to attract, retain and motivate qualified financial advisors, investment bankers, trading professionals, portfolio managers and other revenue-producing or specialized personnel.

REGULATION

The following discussion summarizes the principal elements of the regulatory and supervisory framework applicable to RJF as a participant in the financial services industry and, in particular, the banking and securities sectors. The framework includes extensive regulation under U.S. federal and state laws, as well as the applicable laws of the jurisdictions outside the U.S. in which RJF does business, and is intended to protect our clients, the integrity of the financial markets, our depositors and the Federal Deposit Insurance Fund and is not intended to protect our creditors or shareholders. These rules and regulations limit our ability to engage in certain activities, as well as our ability to fund RJF from our regulated subsidiaries, which include RJ Bank and our broker-dealer subsidiaries. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

the particular statutory and regulatory provisions that are referenced. A change in applicable statutes or regulations or in regulatory or supervisory policy may have a material effect on our business.

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

Banking supervision and regulation

RJF is a bank holding company (“BHC”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), that has made an election to be a financial holding company (“FHC”) and is subject to regulation, oversight and consolidated supervision, including periodic examination, by the Fed. Under the system of “functional regulation” established under the BHC Act, the primary regulators of our U.S. non-bank subsidiaries directly regulate the activities of those subsidiaries, with the Fed exercising a supervisory role. Such “functionally regulated” subsidiaries include our broker-dealers registered with the Securities and Exchange Commission (“SEC”), such as Raymond James & Associates (“RJ&A”) and Raymond James Financial Services, Inc. (“RJFS”), investment advisors registered with the SEC with respect to their investment advisory activities, and our depository institution and trust company chartered and regulated by the Office of the Comptroller of the Currency (“OCC”).

RJ Bank is a national bank and insured depository institution regulated, supervised and examined by the OCC and the Consumer Financial Protection Bureau (“CFPB”). Our trust company non-depository subsidiary, RJ Trust, is also regulated, supervised and examined by the OCC. The Fed and the FDIC also regulate and may examine RJ Bank and, with respect to the Fed, RJ Trust.

Collectively, the rules and regulations of the Fed, the OCC, the FDIC and the CFPB cover all aspects of the banking business, including, for example, lending practices, the receipt of deposits, capital structure, transactions with affiliates, conduct and qualifications of personnel and, as discussed further in the following sections, capital requirements. This regulatory, supervisory and oversight framework is subject to significant changes that can affect the operating costs and permissible businesses of RJF, RJ Bank, RJ Trust and all of our other subsidiaries. As a part of their supervisory functions, the Fed, the OCC, the FDIC, and the CFPB also have the power to bring enforcement actions for violations of law and, in the case of the Fed, the OCC and the FDIC, for unsafe or unsound practices.

Basel III and U.S. capital rules

Both RJF and RJ Bank are subject to minimum capital requirements and overall capital adequacy standards. The OCC, the Fed and the FDIC published final U.S. rules implementing the Basel III capital framework developed by the Basel Committee on Banking Supervision and certain Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and other capital provisions and updated the prompt corrective action framework to reflect the new regulatory capital minimums (the “U.S. Basel III Rules”). The U.S. Basel III Rules: (i) increased the quantity and quality of regulatory capital; (ii) established a capital conservation buffer; and (iii) made changes to the calculation of risk-weighted assets. The U.S. Basel III Rules became effective for RJF on January 1, 2015, subject to applicable phase-in periods. The rules governing the capital conservation buffer became effective for both RJF and RJ Bank on January 1, 2016. The capital requirements could restrict our ability to grow during favorable market conditions and to return capital to shareholders, or require us to raise additional capital. As a result, our business, results of operations, financial condition and prospects could be adversely affected. See Item 1A “Risk Factors” within this report for more information.

Failure to meet minimum capital requirements can trigger discretionary, and in certain cases, mandatory actions by regulators that could have a direct material effect on the financial results of RJF and RJ Bank. Under capital adequacy guidelines, RJF and RJ Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification for RJF and RJ Bank are also subject to the qualitative judgments of U.S. regulators based on components of capital, risk-weightings of assets, off-balance sheet transactions and other factors. Quantitative measures established by federal banking regulations to ensure capital adequacy require that RJF and RJ Bank maintain minimum amounts and ratios of: (i) Common Equity Tier 1 (or “CET1”), Tier 1 and Total capital to risk-weighted assets; (ii) Tier 1 capital to average total consolidated assets; and (iii) capital conservation buffers.

In July 2019, the Fed issued a final rule to simplify and clarify a number of existing regulatory capital rules for certain banking organizations. Specifically, the rule simplifies the capital treatment for mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interest. This rule would also allow BHCs like RJF to repurchase common stock without prior approval from the Fed to the extent that the BHC is not subject to a separate legal or regulatory requirement to obtain prior approval. RJF would continue to need to obtain prior approval from the Fed if it were not “well-capitalized”

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

or “well-managed” or if it were subject to any unresolved supervisory issues. Guidance from the Fed also indicates that RJF would need to inform the Fed in advance of repurchasing common stock if it was experiencing, or at risk of experiencing, financial weaknesses or considering expansion, either through acquisitions or other new activities. The rule becomes effective on April 1, 2020, for the amendments to simplify capital rules, and was effective on October 1, 2019, for revisions to the pre-approval requirements for the repurchase of common stock. We are evaluating the impact of the rule on our regulatory capital requirements.

See Note 22 of the Notes to the Consolidated Financial Statements of this Form 10-K for further information.

Stress testing

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was signed into law, making certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulations. Among other things, the law raises the asset thresholds for Dodd-Frank Act company-run stress testing and liquidity coverage requirements for BHCs to $250 billion, subject to the ability of the Fed to apply such requirements to institutions with assets of $100 billion or more to address financial stability risks or safety and soundness concerns. The Fed, the OCC and the FDIC have since issued related guidance and regulations. As a result of these changes, and given our current asset size, RJF and RJ Bank are currently no longer subject to Dodd-Frank Act company-run stress testing requirements.

Source of strength

The Fed requires that BHCs, such as RJF, serve as a source of financial strength for any of its subsidiary depository institutions. The term “source of financial strength” is defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress at such subsidiaries. Under this requirement, RJF could be required to provide financial assistance to RJ Bank in the future should it experience financial distress.

Transactions between affiliates

Transactions between (i) RJ Bank, RJ Trust or their subsidiaries on the one hand and (ii) RJF or its other subsidiaries or affiliates on the other hand are subject to compliance with Sections 23A and 23B of the Federal Reserve Act and Regulation W issued by the Fed. These laws and regulations generally limit the types and amounts of transactions (including credit extensions from (i) RJ Bank, RJ Trust or their subsidiaries to (ii) RJF or its other subsidiaries or affiliates) that may take place and generally require those transactions to be on market terms. These laws and regulations generally do not apply to transactions between RJ Bank or RJ Trust and their subsidiaries.

The Volcker Rule, a provision of the Dodd-Frank Act, generally prohibits certain transactions and imposes a market terms requirement on certain other transactions between (i) RJF or its other subsidiaries or affiliates on the one hand and (ii) covered funds for which RJF or its subsidiaries or affiliates serve as the investment manager, investment advisor, commodity trading advisor or sponsor, or other covered funds organized and offered by RJF or its other subsidiaries or affiliates on the other hand. See “The Volcker Rule” in the following section.

Deposit insurance

Since RJ Bank provides deposits covered by FDIC insurance, generally up to $250,000 per account ownership type, RJ Bank is subject to the Federal Deposit Insurance Act. For banks with greater than $10 billion in assets, which includes RJ Bank, the FDIC’s current assessment rate calculation relies on a scorecard designed to measure financial performance and ability to withstand stress, in addition to measuring the FDIC’s exposure should the bank fail.

Prompt corrective action

The U.S. Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the U.S. federal bank regulatory agencies to take “prompt corrective action” with respect to depository institutions that do not meet specified capital requirements. FDICIA establishes five capital categories for FDIC-insured banks, such as RJ Bank: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, as the capital category

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

of an institution declines. Failure to meet the capital requirements could also require a depository institution to raise capital. Ultimately, critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

The prompt corrective action regulations do not apply to BHCs, such as RJF. However, the Fed is authorized to take appropriate action at the BHC level, based upon the undercapitalized status of the BHC’s depository institution subsidiaries. In certain instances related to an undercapitalized depository institution subsidiary, the BHC would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and might be liable for civil money damages for failure to fulfill its commitments on that guarantee. Furthermore, in the event of the bankruptcy of the BHC, this guarantee would take priority over the BHC’s general unsecured creditors.

The Volcker Rule

RJF is subject to the Volcker Rule, which generally prohibits BHCs and their subsidiaries and affiliates from engaging in proprietary trading or acquiring or retaining an ownership interest, sponsoring, or having certain relationships with hedge funds and private equity funds, subject to certain exceptions.

We have private equity investments, some of which meet the definition of covered funds under the Volcker Rule. The conformance period for compliance with the rule with respect to investments in covered funds was July 2017; however, banking entities were able to apply for an extension to provide up to an additional five years to conform investments in certain illiquid funds. The majority of our covered fund investments meet the criteria to be considered an illiquid fund under the Volcker Rule and we received approval from the Fed to continue to hold such investments until July 2022. The extension of the conformance deadline provides us with additional time to attempt to realize the value of these investments in due course and to execute appropriate strategies to comply with the Volcker Rule at such time. However, our current focus is on the divestiture of our existing portfolio.

The Fed, OCC, FDIC, SEC, and Commodity Futures Trading Commission (“CFTC”) finalized amendments to the Volcker Rule in 2019, which relate primarily to the Volcker Rule’s proprietary trading and compliance program requirements. The amendments do not change the Volcker Rule’s general prohibitions, but they offer certain clarifications and a simplified approach to compliance. While the agencies adopted certain limited changes to the Volcker Rule’s covered fund-related provisions, the agencies noted that they continue to consider other aspects of the covered fund provisions, and intend to issue a separate proposed rulemaking that specifically addresses those areas.

Compensation practices

Our compensation practices are subject to oversight by the Fed. Compensation regulation in the financial industry continues to develop, and we expect these regulations to change over a number of years. The U.S. federal bank regulatory agencies have provided guidance designed to ensure incentive compensation policies do not encourage imprudent risk-taking and are consistent with safety and soundness. The Dodd-Frank Act requires the U.S. financial regulators to adopt rules on incentive-based payment arrangements. The U.S. financial regulators proposed revised rules in 2016, which have not yet been finalized.

Other restrictions

FHCs, such as RJF, generally can engage in a broader range of financial and related activities than are otherwise permissible for BHCs as long as they continue to meet the eligibility requirements for FHCs. The broader range of permissible activities for FHCs includes underwriting, dealing and making markets in securities and making investments in non-FHCs or merchant banking activities.

The Fed, however, has the authority to limit an FHC’s ability to conduct activities that would otherwise be permissible, and will likely do so if the FHC does not satisfactorily meet certain requirements of the Fed. For example, if an FHC or any of its U.S. depository institution subsidiaries ceases to maintain its status as “well-capitalized” or “well-managed,” the Fed may impose corrective capital and/or managerial requirements, as well as additional limitations or conditions. If the deficiencies persist, the FHC may be required to divest its U.S. depository institution subsidiaries or to cease engaging in activities other than the business of banking and certain closely related activities.

RJ Bank is subject to the CRA, which is intended to encourage banks to help meet the credit needs of their communities, including low and moderate income neighborhoods, consistent with safe and sound bank operations. Under the CRA, the Fed, the FDIC and the OCC are required to periodically examine and assign to each bank a public CRA rating. If any insured depository institution subsidiary of a FHC fails to maintain at least a “satisfactory” rating under the CRA, the FHC would be subject to restrictions on certain new activities and acquisitions.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

In addition, we are required to obtain prior Fed approval before engaging in certain banking and other financial activities both within and outside the U.S.

Broker-dealer and securities regulation

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

Financial services firms are also subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. Outside of the U.S., we have additional offices primarily in Canada and Europe and are subject to regulations in those areas. Much of the regulation of broker-dealers in the U.S. and Canada, however, has been delegated to self-regulatory organizations (“SROs”) (e.g., the Financial Industry Regulatory Authority (“FINRA”), the Investment Industry Regulatory Organization of Canada (“IIROC”) and securities exchanges). These SROs adopt and amend rules for regulating the industry, subject to the approval of government agencies. These SROs also conduct periodic examinations of member broker-dealers.

The SEC, SROs and state securities regulators may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers, employees or other associated persons. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and may adversely impact the reputation of a broker-dealer.

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

U.S. broker-dealer capital

Broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and are required to keep their assets in relatively liquid form. These rules also limit the ability of broker-dealers to transfer capital to parent companies and other affiliates. The SEC has adopted amendments to its financial stability rules, many of which are applicable to our broker-dealer subsidiaries, including changes to the: (i) net capital rule; (ii) customer protection rule; (iii) record-keeping rules; and (iv) notification rules.

Fiduciary duty

Pursuant to the Dodd-Frank Act, the SEC was charged with considering whether broker-dealers should be subject to a standard of care similar to the fiduciary standard applicable to registered investment advisors. In June 2019, the SEC adopted a package of rulemakings and interpretations related to the provision of advice by broker-dealers and investment advisers, including Regulation Best Interest and Form CRS. Among other things, Regulation Best Interest requires a broker-dealer to act in the best interest of a retail customer when making a recommendation to that customer of any securities transaction or investment strategy involving securities. Form CRS requires that broker-dealers and investment advisers provide retail investors with a brief summary document containing simple, easy-to-understand information about the nature of the relationship between the parties. Regulation Best Interest and Form CRS have a compliance date of June 30, 2020, and we anticipate that implementation of the regulations will require us to review and modify our policies and procedures, as well as the associated supervisory and compliance controls, which may lead to additional costs.

In addition to the SEC, various states have proposed or are considering adopting laws and regulations seeking to impose new standards of conduct on broker-dealers that, as written, differ from the SEC’s new regulations and may lead to additional implementation costs if adopted.

Investment management regulation

Our investment advisory operations, including the mutual funds that we sponsor, are also subject to extensive regulation in the U.S. The majority of our asset managers are registered as investment advisers with the SEC under the Investment Advisers Act of 1940 as amended (the “Investment Advisers Act”), and are also required to make notice filings in certain states. Virtually all aspects of our

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

asset management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the asset management clients.

Anti-money laundering, economic sanctions, and anti-bribery and corruption regulation

The U.S. Bank Secrecy Act (“BSA”), as amended by the USA PATRIOT Act of 2001 (“PATRIOT Act”), contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to all financial institutions, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the BSA and the PATRIOT Act seek to promote the identification of parties that may be involved in terrorism, money laundering or other suspicious activities. Anti-money laundering laws outside the U.S. contain some similar provisions.

The U.S. Treasury’s Office of Foreign Assets Control administers economic and trade sanctions programs and enforces sanctions regulations with which all U.S. persons must comply. The European Union (“E.U.”) as well as various countries have also adopted economic sanctions programs targeted at countries, entities and individuals that are involved in terrorism, hostilities, embezzlement or human rights violations.

In addition, various countries have adopted laws and regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, related to corrupt and illegal payments to, and hiring practices with regard to, government officials and others. The scope of the types of payments or other benefits covered by these laws is very broad, as well as subject to significant uncertainties that may be clarified only in the context of further regulatory guidance or enforcement proceedings.

RJF and its affiliates have been required to implement and continuously maintain internal policies, procedures, and controls to meet the compliance obligations imposed by such U.S. and non-U.S. laws and regulations concerning anti-money laundering, economic sanctions, and anti-bribery and corruption. Failure to meet the requirements of these regulations can result in supervisory action, including fines.

Privacy and data protection

U.S. federal law establishes minimum federal standards for financial privacy by, among other provisions, requiring financial institutions to adopt and disclose privacy policies with respect to consumer information and setting forth certain limitations on disclosure to third parties of consumer information. U.S. state law and regulations adopted under U.S. federal law impose obligations on RJF and its subsidiaries for protecting the confidentiality, integrity and availability of client information, and require notice of data breaches to certain U.S. regulators and to clients. The General Data Protection Regulation (“GDPR”) imposes additional requirements for companies that collect or store personal data of European Union residents. GDPR expands the scope of the E.U. data protection law to all foreign companies processing personal data of E.U. residents, imposes a strict data protection compliance regime, and includes new rights for E.U. residents. Similarly, the California Consumer Privacy Act, which was enacted in June 2018 and is scheduled to take effect on January 1, 2020, will impose privacy compliance obligations with regard to the personal information of California residents and require companies to provide new disclosures to California consumers and provide for a number of new rights for California residents. We have adopted and disseminated privacy policies, and communicated required information relating to financial privacy and data security, in accordance with applicable law. We continue to monitor regulations related to data privacy and protection on both a domestic and international level to assess requirements and impacts on our global business operations, which could increase operational costs and result in significant financial penalties for failure to comply.

Other non-U.S. regulation

Raymond James Ltd. (“RJ Ltd.”) is currently registered in all provinces and territories in Canada. The financial services industry in Canada is subject to comprehensive regulation under both federal and provincial laws. Securities commissions have been established in all provinces and territorial jurisdictions, which are charged with the administration of securities laws. Investment dealers in Canada are also subject to regulation by SROs, including the Montreal Exchange and IIROC, which are responsible for the enforcement of, and conformity with, securities legislation for their members and have been granted the powers to prescribe their own rules of conduct and financial requirements of members. RJ Ltd. is regulated by each of the securities commissions in the jurisdictions of registration, as well as by the SROs including IIROC. IIROC requires that RJ Ltd. be a member of the Canadian Investors Protection Fund, whose primary role is investor protection. This fund provides protection for securities and cash held in client accounts up to 1 million Canadian dollars (“CAD”) per client, with separate coverage of CAD 1 million for certain types of accounts. See Note 22 of the Notes to Consolidated Financial Statements of this Form 10-K for further information on SEC, FINRA and IIROC regulations pertaining to broker-dealer regulatory minimum net capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Certain of our subsidiaries are registered in, and operate from, the U.K. which has a highly developed and comprehensive regulatory regime. Certain of these subsidiaries operate in the retail sector, providing investment and financial planning services to high-net-worth individuals, while others provide brokerage and investment banking services to institutional clients. These subsidiaries are authorized and regulated by the U.K. conduct regulator, the Financial Conduct Authority (“FCA”), and have permission to carry out business in other E.U. countries as part of treaty arrangements.

Certain of our other subsidiaries are incorporated and operate in France, providing investment and asset management services to high-net-worth individuals and brokerage services to institutional clients. These subsidiaries are both authorized and regulated by the French Regulatory Authority the L’Autorité de contrôle prudentiel et de resolution and Autorité des Marchés Financiers and have permission to carry out business in other E.U. countries as part of treaty arrangements.

In Europe, the Markets in Financial Instruments Regulation and a revision of the Markets in Financial Instruments Directive (together, “MiFID II”), generally took effect on January 3, 2018, and introduced comprehensive, new trading and market infrastructure reforms in the E.U., including new trading venues, enhancements to pre- and post-trading transparency, and additional investor protection requirements, among others. We have made changes to our European operations, including systems and controls, in order to be in compliance with MiFID II.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the registrant (which includes officers of certain significant subsidiaries) are as follows:

Jennifer C. Ackart	55	Senior Vice President since August 2009, Controller since February 1995 and Chief Accounting Officer since March 2019; Chief Financial Officer - Raymond James & Associates, Inc. since March 2019
Bella Loykhter Allaire	66	Executive Vice President - Technology and Operations - Raymond James & Associates, Inc. since June 2011
Paul D. Allison	63	Chairman, President and CEO - Raymond James Ltd. since January 2009
James E. Bunn	46
President - Global Equities and Investment Banking - Raymond James & Associates, Inc. since December 2018 and Head of Investment Banking - Raymond James & Associates, Inc. since January 2014; Co-President - Global Equities and Investment Banking - Raymond James & Associates, Inc., October 2017 - December 2018

John C. Carson, Jr.	63	President since April 2012; President - Morgan Keegan & Company, LLC, formerly known as Morgan Keegan & Company, Inc., since July 2013
George Catanese	60	Chief Risk Officer since February 2006
Scott A. Curtis	57	President - Private Client Group since June 2018; President - Raymond James Financial Services, Inc. since January 2012
Jeffrey A. Dowdle	55
Chief Operating Officer and Head of Asset Management Group since October 2019; Chief Administrative Officer, August 2018 - October 2019; President - Asset Management Group, May 2016 - October 2019; Executive Vice President - Asset Management Group, February 2014 - May 2016

Tashtego S. Elwyn	48	Chief Executive Officer and President - Raymond James & Associates, Inc. since June 2018; President - Private Client Group - Raymond James & Associates, Inc., January 2012 - June 2018
Thomas A. James	77	Chairman Emeritus since February 2017; Executive Chairman, May 2010 - February 2017
Jeffrey P. Julien	63	Executive Vice President - Finance since August 2009 and Chief Financial Officer since April 1987; Treasurer, February 2011 - February 2018
Jodi L. Perry	48
President - Independent Contractor Division - Raymond James Financial Services, Inc. since June 2018; Senior Vice President, National Director - ICD - Raymond James Financial Services, Inc., May 2018 - June 2018; Senior Vice President, ICD Regional Director - Raymond James Financial Services, Inc., June 2012 - May 2018

Steven M. Raney	54	President and CEO - Raymond James Bank, N.A. since January 2006
Paul C. Reilly	65	Chairman since February 2017 and Chief Executive Officer since May 2010; Director since January 2006
Jonathan N. Santelli	48	Executive Vice President, General Counsel and Secretary since May 2016; Senior Vice President and Deputy General Counsel - First Republic Bank, October 2013 to April 2016
Jeffrey E. Trocin	60
Vice Chairman since December 2018; Co-President - Global Equities and Investment Banking - Raymond James & Associates, Inc., October 2017 - December 2018; President - Global Equities and Investment Banking - Raymond James & Associates, Inc., July 2013 - October 2017

Except where otherwise indicated, the executive officer has held his or her current position for more than five years.

ADDITIONAL INFORMATION

Our Internet address is www.raymondjames.com. We make available on our website, free of charge and in printer-friendly format including “.pdf” file extensions, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC, at www.sec.gov.

Factors affecting “forward-looking statements”

Certain statements made in this Annual Report on Form 10-K may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), industry or market conditions, demand for and pricing of our products, acquisitions and divestitures, anticipated results of litigation, our effective tax rate, regulatory developments, effects of accounting pronouncements, and general economic conditions.  In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions.  Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements.  We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in Item 1A “Risk Factors” in this report. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events or otherwise.

ITEM 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in the following sections, which could adversely affect our business, financial condition, results of operations, liquidity and the trading price of our common stock. The list of risk factors provided in the following sections is not exhaustive; there may be factors not discussed in the following sections or of this Form 10-K that adversely impact our results of operations, harm our reputation or inhibit our ability to generate new business prospects.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Damage to our reputation could damage our businesses.

Maintaining our reputation is critical to attracting and maintaining clients, investors, financial advisors and other associates. If we fail to address, or appear to fail to address, issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues may include, but are not limited to, any of the risks discussed in this Item 1A, including appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money laundering, cybersecurity and privacy, record-keeping, and sales and trading practices. In addition, the failure to sell securities we have underwritten at anticipated price levels and the proper identification of the legal, credit, liquidity and market risks inherent in our products could also give rise to reputational risk. Failure to maintain appropriate service and quality standards, or a failure or perceived failure to treat clients fairly can result in client dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and reputational harm. Negative publicity about us, whether or not true, may also harm our reputation.

We are affected by domestic and international macroeconomic conditions that impact the global financial markets.

We are engaged in various financial services businesses. As such, we are affected by domestic and international macroeconomic and political conditions, including economic output levels, interest and inflation rates, employment levels, prices of commodities, consumer confidence levels, international trade policy, and fiscal and monetary policy. For example, Fed policies determine, in large part, the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies also can decrease materially the value of certain of our financial assets, most notably debt securities. Changes in Fed policies are beyond our control and, consequently, the impact of these changes on our activities and results of our operations are difficult to predict. Macroeconomic conditions also may directly and indirectly impact a number of factors in the global financial markets that may be detrimental to our operating results, including trading levels, investing, and origination activity in the securities markets, security valuations, the absolute and relative level and volatility of interest and currency rates, real estate values, the actual and perceived quality of issuers and borrowers, and the supply of and demand for loans and deposits.

While we have experienced an operating environment that has been favorable for many of our businesses in recent years, if we were to experience a period of sustained downturn in the securities markets, a return to very low levels of short-term interest rates, credit market dislocations, reductions in the value of real estate, an increase in mortgage and other loan delinquencies, and other negative market factors, our revenues could be significantly impaired. Periods of reduced revenue and other losses could lead to reduced profitability because certain of our expenses, including, but not limited to, our interest expense on debt, rent, facilities and salary expenses are fixed and our ability to reduce them over short time periods is limited.

U.S. markets may also be impacted by political and civil unrest occurring in other parts of the world. Concerns about the E.U., including the U.K.’s notice to the European Council of its decision to exit the E.U. (“Brexit”) and the stability of the E.U.’s sovereign debt, have caused uncertainty and disruption for financial markets globally. Continued uncertainties loom over the future of the U.K.’s relationship with the E.U., including timing of withdrawal, the nature of any transition, implementation or successor arrangements, and future trading arrangements between the U.K. and the E.U. In order to prepare for Brexit, we are taking steps to make certain changes to our European operations in an effort to ensure that we can continue to provide cross-border services in E.U. member states without the need for separate regulatory authorizations in each member state. There is also continued uncertainty regarding the outcome of the E.U.’s financial support programs. It is possible that other E.U. member states may experience financial troubles in the future, or may

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

choose to follow the U.K.’s lead and leave the E.U. Any negative impact on economic conditions and global markets from these developments could adversely affect our business, financial condition and liquidity.

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

Our inability to maintain adequate liquidity or to easily access credit and capital markets could have a significant negative effect on our financial condition. If liquidity from our brokerage or banking operations is inadequate or unavailable, we may be required to scale back or curtail our operations, such as limiting our recruiting of additional financial advisors, limiting lending, selling assets at unfavorable prices, and cutting or eliminating dividend payments. Our liquidity could be negatively affected by: the inability of our subsidiaries to generate cash in the form of dividends from earnings; liquidity or capital requirements applicable to our subsidiaries that may prevent us from upstreaming cash to the parent company; limited or no accessibility to credit markets for secured and unsecured borrowings by our subsidiaries; diminished access to the capital markets for RJF; and other commitments or restrictions on capital as a result of adverse legal settlements, judgments, or regulatory sanctions. Furthermore, as a bank holding company, we may become subject to prohibitions or limitations on our ability to pay dividends and/or repurchase our stock. Certain of our regulators have the authority, and under certain circumstances, the duty, to prohibit or to limit dividend payments by regulated subsidiaries to their parent.

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

We are exposed to credit risk.

We are generally exposed to the risk that third parties that owe us money, securities or other assets will fail to meet their obligations to us due to numerous causes, including bankruptcy, lack of liquidity, or operational failure, among others. We actively buy and sell securities from and to clients and counterparties in the normal course of our broker-dealers’ market-making and underwriting businesses, which exposes us to credit risk. Although generally collateralized by the underlying security to the transaction, we still face risk associated with changes in the market value of collateral through settlement date. We also hold certain securities, loans and derivatives as part of our trading operations. Deterioration in the actual or perceived credit quality of the underlying issuers of securities or loans, or the non-performance of issuers and counterparties to certain derivative contracts could result in losses.

We borrow securities from, and lend securities to, other broker-dealers, and may also enter into agreements to repurchase and/or resell securities as part of investing and financing activities. A sharp change in the security market values utilized in these transactions may result in losses if counterparties to these transactions fail to honor their commitments.

We manage the risk associated with these transactions by establishing and monitoring credit limits, as well as by evaluating collateral and transaction levels on a recurring basis. Significant deterioration in the credit quality of one of our counterparties could lead to widespread concerns about the credit quality of other counterparties in the same industry, thereby exacerbating our credit risk exposure.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

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

We also incur credit risk by lending to businesses and individuals, including through offering C&I loans, commercial and residential mortgage loans, tax-exempt loans, home equity lines of credit, and other loans generally collateralized by securities. We also incur credit risk through our investments. Our credit risk and credit losses can increase if our loans or investments are concentrated among borrowers or issuers engaged in the same or similar activities, industries, or geographies, or to borrowers or issuers who as a group may be uniquely or disproportionately affected by economic or market conditions. The deterioration of an individually large exposure, for example due to natural disasters, health emergencies or pandemics, acts of terrorism, severe weather events or other adverse economic events, could lead to additional loan loss provisions and/or charges-offs, or credit impairment of our investments, and subsequently have a material impact on our net income and regulatory capital.

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

We are exposed to market risk, including interest rate risk.

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

Our private equity investments are carried at fair value with unrealized gains and losses reflected in earnings. The value of our private equity portfolios can fluctuate and earnings from our investments can be volatile and difficult to predict. When, and if, we recognize gains can depend on a number of factors, including general economic conditions, the prospects of the companies in which we invest, if these companies go public and the size of our position relative to the public float, and whether we are subject to any resale restrictions.

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management” in this report for additional information regarding our exposure to and approaches to managing market risk.

A significant decline in our domestic client cash balances could negatively impact our net revenues and/or our ability to fund RJ Bank’s growth.

We rely heavily on bank deposits to fund RJ Bank’s asset growth. The majority of RJ Bank’s deposits are primarily driven by the RJBDP, a multi-bank sweep program in which PCG clients’ cash deposits in their accounts are swept into FDIC-insurance interest-bearing accounts at RJ Bank and various third-party banks. The RJBDP is a source of relatively low-cost, stable deposits. A significant

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

reduction in our domestic clients’ cash balances, a change in the allocation of that cash between RJ Bank and third-party banks, or a transfer of cash away from the firm, could significantly impact the Bank’s ability to continue growing earnings assets and/or require the Bank to use higher-cost deposit sources to grow earnings assets.

Our business depends on fees generated from the distribution of financial products, fees earned from the management of client accounts, and asset management fees.

A large portion of our revenues are derived from fees generated from the distribution of financial products, such as mutual funds and variable annuities. Changes in the structure or amount of the fees paid by the sponsors of these products could directly affect our revenues, business and financial condition. In addition, if these products experience losses or increased investor redemptions, we may receive lower fee revenue from the investment management and distribution services we provide on behalf of the mutual fund and annuity companies.

The asset management fees we are paid are dependent upon the value of client assets in fee-based accounts in our PCG segment, as well as AUM in our Asset Management segment. The value of our fee-based assets and AUM is impacted by market fluctuations and inflows or outflows of assets. As a result of a shift by our PCG clients to fee-based accounts from traditional transaction-based accounts, a larger portion of our client assets are more directly impacted by market movements. Therefore, in periods of declining market values, the values of fee-based accounts and AUM may resultantly decline, which would negatively impact our revenues. In addition, below-market investment performance by our funds, portfolio managers or financial advisors could result in reputational damage that might cause outflows or make it more difficult to attract new investors into our asset management products and thus further impact our business and financial condition.

Our asset management fees may also decline over time due to factors such as increased competition and the renegotiation of contracts. In addition, the market environment in recent years has resulted in a shift to passive investment products, which generate lower fees than actively managed products. A continued trend toward passive investments or changes in market values or in the fee structure of asset management accounts would affect our revenues, business and financial condition.

Our underwriting, market-making, trading, and other business activities place our capital at risk.

We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we have underwritten at the anticipated price levels. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings in which we are involved. From time to time as part of our underwriting processes, we may carry significant positions in securities of a single issuer or issuers engaged in a specific industry. Sudden changes in the value of these positions, despite any risk mitigation policies, could impact our financial results.

As a market maker, we may own positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified. Despite risk mitigation policies, we may incur losses as a result of positions we hold in connection with our market-making activities.

We have made and, to the limited extent permitted by applicable regulations, may continue to make principal investments in private equity funds and other illiquid investments; however, our current focus is on the divestiture of our existing portfolio. We may be unable to realize our investment objectives if we cannot sell or otherwise dispose of our interests at attractive prices or complete a desirable exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the portfolio companies in which investments are made, changes in economic conditions or changes in laws, regulations, fiscal policies or political conditions. It could take a substantial period of time to identify attractive investment opportunities and then to realize the cash value of such investments. In addition, even if a private equity investment proves to be profitable, it may be several years or longer before any profits can be realized in cash.

Any cyber-attack or other security breach of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation.

Our operations rely heavily on the secure processing, storage and transmission of sensitive and confidential financial, personal and other information in our computer systems and networks. There have been several highly publicized cases involving financial services companies reporting the unauthorized disclosure of client or other confidential information in recent years, as well as cyber-attacks involving the theft, dissemination and destruction of corporate information or other assets, in some cases as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties. Like other financial services firms, we experience malicious cyber activity directed at our computer systems, software, networks and its users on a daily basis. This malicious activity

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

includes attempts at unauthorized access, implantation of computer viruses or malware, and denial-of-service attacks. We also experience large volumes of phishing and other forms of social engineering attempted for the purpose of perpetrating fraud against the firm, our associates, our advisors or our clients. We seek to continuously monitor for and nimbly react to any and all such activity, and we develop our systems to protect our technology infrastructure and data from misuse, misappropriation or corruption.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management” in this report for additional information regarding our exposure to and approaches for managing operational risks.

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

Our continued success depends, in part, upon our ability to: (i) successfully maintain and upgrade the capability of our technology systems on a regular basis; (ii) maintain the quality of the information contained in our data processing and communications systems; (iii) address the needs of our clients by using technology to provide products and services that satisfy their demands; and (iv) retain skilled information technology employees. Failure of our technology systems, which could result from events beyond our control, including a systems malfunction or cyber-attack, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients, violations of applicable privacy and other applicable laws and regulatory sanctions. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management” of this report for additional information regarding our exposure to and approaches for managing operational risks.

The soundness of other financial institutions and intermediaries affects us.

We face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries that we use to facilitate our securities and derivative transactions. As a result of regulatory changes and the consolidation over the years among clearing agents, exchanges and clearing houses, our exposure to certain financial intermediaries has increased and could affect our ability to find adequate and cost-effective alternatives should the need arise. Any failure, termination or constraint of these intermediaries could adversely affect our ability to execute transactions, service our clients and manage our exposure to risk.

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

We seek to manage, monitor and control our market, credit, operational, liquidity and legal and regulatory compliance risk through operational and compliance reporting systems, internal controls, management review processes and other mechanisms; however, there can be no assurance that our procedures will be effective. While we use limits and other risk mitigation techniques, those techniques and the judgments that accompany their application cannot always anticipate unforeseen economic and financial outcomes or the specifics and timing of such outcomes. Our risk management methods may not predict future risk exposures effectively. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients and other matters that are based on assumptions that may no longer be accurate or may have limited predictive value. A failure to manage our growth adequately, including growth in the products or services we offer, or to manage our risk effectively, could materially and adversely affect our business and financial condition.

Financial services firms are subject to numerous actual or perceived conflicts of interest, which are routinely examined by U.S. federal and state regulators and SROs such as FINRA and are often used as the basis for legal liability by plaintiffs in actions against us. Our risk management processes include addressing potential conflicts of interest that arise in our business. Management of potential

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

conflicts of interest has become increasingly complex as we expand our business activities. A perceived or actual failure to address conflicts of interest adequately could affect our reputation, the willingness of clients to transact business with us or give rise to litigation or regulatory actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could cause result in material harm to our business and financial condition.

For more information on how we monitor and manage market and certain other risks, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management” in this report.

We continue to experience pricing pressures in areas of our business which may impair our future revenue and profitability.

We continue to experience pricing pressures on trading margins and commissions in fixed income and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to price competition and decreased trading margins. In the equity market, we experience pricing pressure from institutional clients to reduce commissions, partially due to the industry trend toward the separate payment for research and execution services. Our trading margins have been further compressed by the use of electronic and direct market access trading, which has created additional competitive pressure. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins.

Recently, certain competitors have reduced or eliminated commissions for self-directed trading, and we expect that others may follow suit. This trend will impact certain transaction-related fees we charge in PCG, but at this time we do not expect the impact to be material.

We face intense competition.

We are engaged in intensely competitive businesses. We compete on the basis of a number of factors, including the quality of our financial advisors and associates, our products and services, pricing (such as execution pricing and fee levels), and location and reputation in relevant markets. Over time there has been substantial consolidation and convergence among companies in the financial services industry, which has significantly increased the capital base and geographic reach of our competitors. See the section titled “Competition” of Item 1 of this report for additional information about our competitors.

We compete directly with national full service broker-dealers, investment banking firms, and commercial banks, and to a lesser extent, with discount brokers and dealers and investment advisors. In addition, we face competition from more recent entrants into the market and increased use of alternative sales channels by other firms. For example, recently several commercial firms and other non-traditional competitors have applied for banking licenses or have entered into partnerships with banks to provide banking services. We also compete indirectly for investment assets with insurance companies, real estate firms and hedge funds, among others. This competition could cause our business to suffer.

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

Our ability to develop and retain our clients depends on the reputation, judgment, business generation capabilities and skills of our senior professionals, members of our executive committees, as well as employees and financial advisors. To compete effectively we must attract, retain and motivate qualified professionals, including successful financial advisors, investment bankers, trading professionals, portfolio managers and other revenue-producing or specialized personnel. Competitive pressures we experience could have an adverse effect on our business, results of operations, financial condition and liquidity.

Turnover in the financial services industry is high. The cost of recruiting and retaining skilled professionals in the financial services industry has escalated considerably. Financial industry employers are increasingly offering guaranteed contracts, upfront payments, and increased compensation. These can be important factors in a current employee’s decision to leave us as well as in a prospective employee’s decision to join us. As competition for skilled professionals in the industry remains intense, we may have to devote significant resources to attract and retain qualified personnel. To the extent we have compensation targets, we may not be able to retain our employees, which could result in increased recruiting expense or result in our recruiting additional employees at compensation levels that are not within our target range. In particular, our financial results may be adversely affected by the costs we incur in

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

connection with any upfront loans or other incentives we may offer to newly recruited financial advisors and other key personnel. If we were to lose the services of any of our investment bankers, senior equity research, sales and trading professionals, asset managers, or executive officers to a competitor or otherwise, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our senior professionals or recruit additional professionals, our reputation, business, results of operations and financial condition will be adversely affected. Further, new business initiatives and efforts to expand existing businesses generally require that we incur compensation and benefits expense before generating additional revenues.

Moreover, companies in our industry whose employees accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices. We have been subject to several such claims and may be subject to additional claims in the future as we seek to hire qualified personnel, some of whom may work for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending against these claims, regardless of their merits. Such claims could also discourage potential employees who work for our competitors from joining us. Certain of our competitors have withdrawn from the Protocol for Broker Recruiting (“Protocol”), a voluntary agreement among over 1,800 firms that governs, among other things, the client information that financial advisors may take with them when they affiliate with a new firm. The ability to bring such customer data to a new broker-dealer generally means that the financial advisor is better able to move client account balances to his or her new firm.  It is possible that other competitors will similarly withdraw from the Protocol. If the broker-dealers from whom we recruit new financial advisors prevent, or significantly limit, the transfer of client data, our recruiting efforts may be adversely affected and we could continue to experience claims against us relating to our recruiting efforts.

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

We may not be able to obtain additional outside financing to fund our operations on favorable terms, or at all. The impact of a credit rating downgrade to a level below investment grade would result in our breaching provisions in certain of our derivative instruments, and may result in a request for immediate payment and/or ongoing overnight collateralization on our derivative instruments in liability positions. A credit rating downgrade would also result in the firm incurring a higher facility fee on its $500 million unsecured revolving credit facility (the “Credit Facility”), in addition to triggering a higher interest rate applicable to any borrowings outstanding on the line as of and subsequent to such downgrade (see Note 14 of the Notes to Consolidated Financial Statements of this Form 10-K for information on the Credit Facility).

Business growth could increase costs and regulatory and integration risks.

We continue to grow, including through acquisitions and through our recruiting efforts. Integrating acquired businesses, providing a platform for new businesses and partnering with other firms involve risks and present financial, managerial and operational challenges. We may incur significant expense in connection with expanding our existing businesses, recruiting financial advisors, making strategic acquisitions or investments, or making investments in our control functions such as compliance and supervision. Our overall profitability would be negatively affected if investments and expenses associated with such growth are not matched or exceeded by the revenues derived from such investments or growth.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Associate misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subject us to significant legal liability and reputational harm.

There is a risk that our associates could engage in misconduct that adversely affects our business. For example, our banking business often requires that we deal with confidential matters of great significance to our clients. Our employees interact with clients, customers and counterparties on an ongoing basis. All employees are expected to exhibit the behaviors and ethics that are reflected in our framework of principles, policies and technology to protect both our own information as well as that of our clients. It is not possible to deter or prevent every instance of associate misconduct and the precautions we take to prevent and detect this activity will likely not be effective in all cases. If our associates improperly use or disclose confidential information provided by our clients, we could be subject to future regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. We are also subject to a number of obligations and standards arising from our asset management business and our authority over our assets under management. In addition, our financial advisors may act in a fiduciary capacity, providing financial planning, investment advice and discretionary asset management. The violation of these obligations and standards by any of our associates would adversely affect our clients and us. It is not always possible to deter associate misconduct, and the precautions we take to detect and prevent this activity may not be effective. If our associates engage in misconduct, our business would be adversely affected.

We are exposed to litigation risks, which could materially and adversely impact our business operations and prospects.

Many aspects of our business involve substantial risk of liability. We have been named as a defendant or co-defendant in lawsuits and arbitrations primarily involving claims for damages. The risks associated with potential litigation often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. Unauthorized or illegal acts of our associates could result in substantial liability.

In challenging market conditions, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions has historically increased. Litigation risks include potential liability under securities laws or other laws for: alleged materially false or misleading statements made in connection with securities offerings and other transactions; issues related to our investment recommendations, including the suitability of such recommendations or potential concentration of investments; the inability to sell or redeem securities in a timely manner during adverse market conditions; contractual issues; employment claims; and potential liability for other advice we provide to participants in strategic transactions. Substantial legal liability could have a material adverse financial impact or cause us significant reputational harm, which in turn could seriously harm our business and future business prospects. In addition to the foregoing financial costs and risks associated with potential liability, the costs of defending individual litigation and claims continue to increase over time. The amount of outside attorneys’ fees incurred in connection with the defense of litigation and claims could be substantial and might materially and adversely affect our results of operations.

See Item 3 “Legal Proceedings” of this report for a discussion of our legal matters.

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

Our financial instruments, including certain trading assets and liabilities, derivatives, available-for-sale securities, certain loans and investments, among other items, require management to make a determination of their fair value in order to prepare our consolidated financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means, which ultimately rely to some degree on our subjective judgment. Some of these instruments and other assets and liabilities may have no directly observable inputs, making their valuation particularly subjective and, consequently, based on estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain securities may make it more difficult to value certain items, which may lead to the possibility that such valuations will be subject to further change or adjustment, as well as declines in our earnings in subsequent periods.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

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

The FASB has issued several new accounting standards in recent years, including on the topics of credit losses and leases, and the federal banking regulators have released implementation guidance and proposed implementation rules for some of these new standards. In particular, the new credit losses standard will replace multiple existing impairment models, including the replacement of the “incurred loss” model for loans with an “expected loss” model. We are evaluating the potential impact that the adoption of these standards and the proposed regulatory implementation rules will have on our financial position, results of operations as well as our regulatory capital.

For further discussion of some of our significant accounting estimates, policies and standards, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting estimates” of this report and Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K.

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

We do business in other parts of the world and as a result, are exposed to risks, including market, litigation and regulatory compliance risks. Our businesses and revenues derived from non-U.S. operations are subject to risk of loss from currency fluctuations, social or political instability, less established regulatory regimes, changes in governmental or central bank policies, downgrades in the credit ratings of sovereign countries, expropriation, nationalization, confiscation of assets and unfavorable legislative, economic and political developments. Action or inaction in any of these operations, including failure to follow proper practices with respect to regulatory compliance and/or corporate governance, could harm our operations and our reputation. We also invest or trade in the securities of corporations located in non-U.S. jurisdictions. Revenues from trading non-U.S. securities also may be subject to negative fluctuations as a result of the previously mentioned factors.

The expected phase-out of LIBOR could negatively impact our net interest income and require significant operational work.

The FCA, which regulates the London Interbank Offered Rate (“LIBOR”), has announced that it will not compel panel banks to contribute to LIBOR after 2021. It is likely that banks will not continue to provide submissions for the calculation of LIBOR after 2021 and possibly prior to then. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. Although the full impact of transition remains unclear, this change may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in our financial assets and liabilities. If LIBOR is discontinued after 2021 as expected, there will be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments. There will be significant work required to transition to using the new benchmark rates and implement necessary changes to our systems, processes and models. This may impact our existing transaction data, products, systems, operations, and valuation processes. The calculation of interest rates under the replacement benchmarks could also impact our net interest income and account and service fees. In addition, LIBOR may perform differently during the phase-out period than in the past which could result in lower interest payments and a reduction in the value of certain assets. We are assessing the impact of the transition; however, we cannot reasonably estimate the impact of the transition at this time.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

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

RISKS RELATED TO OUR REGULATORY ENVIRONMENT

Financial services firms are highly regulated and the increased regulatory scrutiny over the last several years may increase the risk of financial liability and reputational harm resulting from adverse regulatory actions.

Over the last several years, financial services firms have been operating in an evolving regulatory environment. The industry has experienced an extended period of significant change in laws and regulations governing the financial services industry, as well as increased scrutiny from various regulators, including the SEC, the Fed, the OCC and the CFPB, in addition to stock exchanges, FINRA and state attorneys general. For example, the Dodd-Frank Act resulted in sweeping changes to the regulatory regime, including a significant increase in the supervision and regulation of the financial services industry. Penalties and fines imposed by regulatory authorities have increased substantially in recent years. We may be adversely affected by changes in the interpretation or enforcement of existing laws, rules and regulations.

Existing and new laws and regulations could affect our revenue, limit our ability to pursue business opportunities, impact the value of our assets, require us to alter at least some of our business practices, impose additional compliance costs, and otherwise adversely affect our businesses.

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

Regulatory actions brought against us may result in judgments, settlements, fines, penalties or other results, any of which could have a material adverse effect on our business, financial condition or results of operations. There is no assurance that regulators will be satisfied with the policies and procedures implemented by RJF and its subsidiaries. In addition, from time to time, RJF and its subsidiaries may become subject to additional findings with respect to supervisory, compliance or other regulatory deficiencies, which could subject

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

us to additional liability, including penalties, and restrictions on our business activities. Among other things, these restrictions could limit our ability to make investments, complete acquisitions, expand into new business lines, pay dividends and/or engage in share repurchases. See Item 1 “Regulation” of this report for additional information regarding our regulatory environment and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management” of this report regarding our approaches to managing compliance risk.

Changes in requirements relating to the standard of conduct for broker-dealers applicable under federal and state law may adversely affect our businesses.

In June 2019, the SEC adopted a package of rulemakings and interpretations related to the provision of advice by broker-dealers and investment advisers, including Regulation Best Interest. Among other things, Regulation Best Interest requires a broker-dealer to act in the best interest of a retail customer when making a recommendation to that customer of any securities transaction or investment strategy involving securities. The regulation will impose heightened standards on broker-dealers and we anticipate incurring additional costs in order to review and modify our policies and procedures, as well as associated supervisory and compliance controls.

In addition to the SEC, various states have proposed, or are considering adopting, laws and regulations seeking to impose new standards of conduct on broker-dealers that, as written, differ from the SEC’s new regulations and may lead to additional implementation costs if adopted.

Implementation of the new SEC regulations, as well as any new state rules that are adopted addressing similar matters, may negatively impact our results including the impact of increased costs related to compliance, legal, operations and information technology.

Numerous regulatory changes and enhanced regulatory and enforcement activity relating to our investment management activities may increase our compliance and legal costs and otherwise adversely affect our business.

Investment management businesses have been affected by a number of highly publicized regulatory matters, which have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisors and broker-dealers. For example, the SEC initiated enforcement actions against a number of broker-dealers, including Raymond James, related to mutual fund share classes offered to their clients and fees paid for the distribution of mutual fund shares. As broker-dealers review and potentially make changes to the availability of mutual funds and mutual fund share classes available on their distribution platforms, such changes could affect our profitability.

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

The use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, is periodically reexamined and may be limited or modified in the future. The research relied on in our investment management activities in the investment decision-making process is typically generated internally by our investment analysts or external research, including external research paid for with soft dollars. This external research is generally used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. If the use of soft dollars is limited, we may have to bear some of these additional costs.

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

RJF and RJ Bank are subject to various regulatory and capital requirements administered by various federal regulators in the U.S. and, accordingly, must meet specific capital guidelines that involve quantitative measures of RJF and RJ Bank’s assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidelines. The capital amounts and classification for both RJF and RJ Bank are also subject to qualitative judgments by U.S. federal regulators based on components of our capital, risk-weightings of assets, off-balance sheet transactions, and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJF and RJ Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets, Tier 1 capital to average assets and capital conservation buffers (as defined in the regulations). Failure to meet minimum capital requirements can trigger certain mandatory (and potentially additional discretionary) actions by regulators that, if undertaken, could harm either RJF or RJ Bank’s operations and financial condition.

We are subject to the SEC’s uniform net capital rule (Rule 15c3-1) and FINRA’s net capital rule, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. The uniform net capital rule sets the minimum level of net capital that a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below certain thresholds. In addition, our Canada-based broker-dealer subsidiary is subject to similar limitations under applicable regulation in that jurisdiction by IIROC. Regulatory capital requirements applicable to some of our significant subsidiaries may impede access to funds that RJF needs to make payments on any of its obligations.

See Note 22 of the Notes to Consolidated Financial Statements of this Form 10-K for further information on regulations and capital requirements.

The Basel III regulatory capital standards impose additional capital and other requirements on us that could decrease our profitability.

The Fed, the OCC and the FDIC have implemented the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Act. The U.S. Basel III Rules increase the quantity and quality of regulatory capital, establish a capital conservation buffer and make selected changes to the calculation of risk-weighted assets. We became subject to the requirements under the final U.S. Basel III Rules as of January 1, 2015, subject to a phase-in period for several of its provisions, including the new minimum capital ratio requirements, the capital conservation buffer and the regulatory capital adjustments and deductions. The increased capital requirements stipulated under the U.S. Basel III Rules could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition and prospects could be adversely affected.

As a financial holding company, RJF’s liquidity depends on payments from its subsidiaries, which may be subject to regulatory restrictions.

RJF is a financial holding company and therefore depends on dividends, distributions and other payments from its subsidiaries in order to meet its obligations, including its debt service obligations. RJF’s subsidiaries are subject to laws and regulations that restrict dividend payments or authorize regulatory bodies to prevent or reduce the flow of funds from those subsidiaries to RJF. RJF’s broker-dealers and bank subsidiary are limited in their ability to lend or transact with affiliates and are subject to minimum regulatory capital and other requirements, as well as limitations on their ability to use funds deposited with them in brokerage or bank accounts to fund their businesses. These requirements may hinder RJF’s ability to access funds from its subsidiaries. RJF may also become subject to a prohibition or limitations on its ability to pay dividends or repurchase its common stock. The federal banking regulators, including the OCC, the Fed and the FDIC, as well as the SEC (through FINRA) have the authority and under certain circumstances, the obligation, to limit or prohibit dividend payments and stock repurchases by the banking organizations they supervise, including RJF and its bank subsidiaries. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this report for additional information on liquidity and how we manage our liquidity risk.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

payment of damages and civil monetary penalties, injunctive relief, and the imposition of restrictions on mergers, acquisitions and expansion activity. Private parties may also have the ability to challenge a financial institution’s performance under fair lending laws by bringing private class action litigation.

CRA regulations are currently being evaluated by regulators. Any revisions to the regulations that implement the CRA may negatively impact our business, including through increased costs related to compliance.

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

We lease the premises we occupy in other U.S. and foreign locations, including employee-based branch office operations. Leases for branch offices for independent contractors are the responsibility of the respective independent contractor financial advisors and are not included in the amounts listed below. Our leases contain various expiration dates through fiscal year 2031. Our principal leases are in the following locations:

•
We occupy leased space of approximately 190,000 square feet in Memphis, Tennessee, along with approximately 150,000 square feet in New York and 70,000 square feet in Chicago, with other office and branch locations throughout the U.S.;

•	We occupy leased space of approximately 80,000 square feet in both Vancouver and Toronto, along with other office and branch locations throughout Canada;

•	We occupy leased space of approximately 30,000 square feet in London, along with other office locations in Germany and France.

We regularly monitor the facilities owned or occupied by our company to ensure that they suit our needs. To the extent that they do not meet our needs, we expand, contract or relocate, as necessary.

See Note 17 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our lease obligations.

ITEM 3.	LEGAL PROCEEDINGS

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

We may contest liability and/or the amount of damages, as appropriate, in each pending matter. Over the last several years, the level of litigation and investigatory activity (both formal and informal) by government and self-regulatory agencies has increased significantly in the financial services industry. There can be no assurance that material losses will not be incurred from claims that have not yet been asserted or are not yet determined to be material.

For many legal and regulatory matters, we are unable to estimate a range of reasonably possible loss as we cannot predict if, how or when such proceedings or investigations will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be. A large number of factors may contribute to this inherent unpredictability: the proceeding is in its early stages; the damages sought are unspecified, unsupported or uncertain; it is unclear whether a case brought as a class action will be allowed to proceed on that basis;

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

the other party is seeking relief other than or in addition to compensatory damages (including, in the case of regulatory and governmental proceedings, potential fines and penalties); the matters present significant legal uncertainties; we have not engaged in settlement discussions; discovery is not complete; there are significant facts in dispute; and numerous parties are named as defendants (including where it is uncertain how liability might be shared among defendants). Subject to the foregoing, after consultation with counsel, we believe that the outcome of such litigation and regulatory proceedings will not have a material adverse effect on our consolidated financial condition. However, the outcome of such litigation and proceedings could be material to our operating results and cash flows for a particular future period, depending on, among other things, our revenues or income for such period.

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

See Note 17 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding legal and regulatory matter contingencies, and refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting estimates” in the section “Loss provisions for legal and regulatory matters” of this report and Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K for information on our criteria for establishing accruals.

Legal matters

Brink Complaint and Wistar Complaint

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

On April 5, 2019, the parties to the Brink Complaint and the Wistar Complaint agreed in principle to an aggregate settlement of $15 million. On October 25, 2019, the District Court entered an order granting final approval of the settlement.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “RJF.” As of November 25, 2019, we had 335 holders of record of our common stock. Shares of our common stock are held by a substantially greater number of beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

See Note 22 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our intentions for paying cash dividends and the related capital restrictions.

Information related to our compensation plans under which equity securities are authorized for issuance is presented in Note 21 of the Notes to Consolidated Financial Statements and Part III, Item 12 of this Form 10-K.

We did not have any sales of unregistered securities for the years ended September 30, 2019, 2018 or 2017.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the twelve months ended September 30, 2019.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end, of securities that may yet be purchased under the plans or programs

October 1, 2018 – October 31, 2018	469,566	$74.88	423,903	$182
November 1, 2018 – November 30, 2018	2,420,562	$77.66	2,341,466	$500
December 1, 2018 – December 31, 2018	3,449,198	$74.55	3,287,237	$255
First quarter	6,339,326	$75.76	6,052,606

January 1, 2019 – January 31, 2019	13,408	$75.16	—	$255
February 1, 2019 – February 28, 2019	4,050	$82.54	—	$255
March 1, 2019 – March 31, 2019	603,529	$78.23	602,938	$458
Second quarter	620,987	$78.19	602,938

April 1, 2019 – April 30, 2019	22,241	$81.07	—	$458
May 1, 2019 – May 31, 2019	302,699	$83.53	301,756	$433
June 1, 2019 – June 30, 2019	744,251	$80.95	742,076	$373
Third quarter	1,069,191	$81.68	1,043,832

July 1, 2019 – July 31, 2019	267	$83.02	—	$373
August 1, 2019 – August 31, 2019	2,129,923	$75.75	2,127,461	$750
September 1, 2019 – September 30, 2019	—	$—	—	$750
Fourth quarter	2,130,190	$75.75	2,127,461
Fiscal year total	10,159,694	$76.53	9,826,837

During the year ended September 30, 2019, we utilized the remainder of the previous Board of Directors’ (“Board”) authorization for repurchases of our common stock and outstanding senior notes. Accordingly, the Board approved two increases to the authorization totaling $750 million, including $500 million in November 2018 and $250 million in March 2019. In August 2019, the Board authorized the repurchase of our common stock in aggregate of up to $750 million, replacing the previous authorization. As of November 25, 2019, we had $750 million remaining under this authorization.

In the preceding table, the total number of shares purchased includes shares purchased pursuant to the Restricted Stock Trust Fund, which was established to acquire our common stock in the open market and used to settle restricted stock units (“RSUs”) granted as a retention vehicle for certain employees of our wholly-owned Canadian subsidiaries. For more information on this trust fund, see Note 2 and Note 9 of the Notes to Consolidated Financial Statements of this Form 10-K. These activities do not utilize the previously described repurchase authorization.

The total number of shares purchased also includes shares repurchased as a result of employees surrendering shares as payment for option exercises or withholding taxes. These activities do not utilize the previously described repurchase authorization.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 6.	SELECTED FINANCIAL DATA

	Year ended September 30,
in millions, except per share amounts	2019	2018	2017	2016	2015
Operating results:
Net revenues	$7,740	$7,274	$6,371	$5,405	$5,204
Net income	$1,034	$857	$636	$529	$502
Earnings per common share - basic	$7.32	$5.89	$4.43	$3.72	$3.51
Earnings per common share - diluted	$7.17	$5.75	$4.33	$3.65	$3.43
Weighted-average common shares outstanding - basic	141.0	145.3	143.3	141.8	142.5
Weighted-average common and common equivalent shares outstanding - diluted	144.0	148.8	146.6	144.5	145.9
Dividends per common share - declared	$1.36	$1.10	$0.88	$0.80	$0.72

Financial condition:
Total assets	$38,830	$37,413	$34,883	$31,487	$26,326
Senior notes payable maturing within twelve months	$—	$—	$—	$—	$250
Long-term obligations:
Non-current portion of other borrowings	$889	$894	$899	$604	$584
Non-current portion of senior notes payable	$1,550	$1,550	$1,550	$1,700	$900
Total long-term debt	$2,439	$2,444	$2,449	$2,304	$1,484
Total equity attributable to Raymond James Financial, Inc.	$6,581	$6,368	$5,582	$4,917	$4,524
Shares outstanding	137.8	145.6	144.1	141.5	142.8
Book value per share	$47.76	$43.73	$38.74	$34.73	$31.69

Senior notes maturing within twelve months and the non-current portion of senior notes payable exclude the impact of debt issuance costs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

We operate as a financial holding company and bank holding company. Results in the businesses in which we operate are highly correlated to general economic conditions and, more specifically, to the direction of the U.S. equity and fixed income markets, market volatility, corporate and mortgage lending markets and commercial and residential credit trends.  Overall market conditions, interest rates, economic, political and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control.  These factors affect the financial decisions made by market participants, including investors, borrowers, and competitors, impacting their level of participation in the financial markets. These factors also impact the level of investment banking activity and asset valuations, which ultimately affect our business results.

Executive overview

Year ended September 30, 2019 compared with the year ended September 30, 2018

Net revenues of $7.74 billion increased $466 million, or 6%. Pre-tax income of $1.38 billion increased $64 million, or 5%. Our net income of $1.03 billion increased $177 million, or 21%, compared with the prior year, which included a loss of $105 million related to the Tax Cuts and Jobs Act (“Tax Act”), and our earnings per diluted share were $7.17, reflecting a 25% increase. We achieved a return on equity of 16.2% for fiscal 2019, compared with 14.4% for the prior year.

Excluding a $15 million loss on the sale of our operations related to research, sales and trading of European equities and a $19 million goodwill impairment associated with our Canadian Capital Markets business, adjusted net income was $1.07 billion(1), an increase of 11% compared with adjusted net income of $965 million(1) for the prior year. Adjusted earnings per diluted share were $7.40(1), a 14% increase compared with adjusted earnings per diluted share of $6.47(1) for the prior year. Our adjusted return on equity was 16.7%(1) for fiscal 2019, compared with adjusted return on equity of 16.0%(1) for the prior year.

The $466 million increase in net revenues compared with the prior year reflected higher asset management and related administrative fees, net interest income and investment banking revenues. Partially offsetting these increases, brokerage revenues declined compared with the prior year.

Compensation, commissions and benefits expense increased $292 million, or 6%, due to the increase in compensable net revenues, as well as increased staffing levels required to support our continued growth and regulatory compliance requirements. Non-compensation expenses increased $110 million, or 9%. The increase in non-compensation expenses consisted of: the aforementioned $19 million goodwill impairment charge associated with our Canadian Capital Markets business and $15 million loss on the sale of our operations related to research, sales and trading of European equities; a gross-up of $31 million due to new accounting guidance that we adopted in fiscal 2019 which changed the presentation of certain costs (primarily related to investment banking transactions) from a net presentation to a gross presentation; and a $45 million increase in other non-compensation expenses, which included increases in communications and information processing, occupancy and equipment, and business development expenses due to continued investments to support our growth.

Our effective income tax rate was 24.8% for fiscal 2019, reflecting a federal corporate statutory tax rate of 21.0% as a result of the Tax Act enacted in December 2017. Our future effective income tax rate may be impacted positively or negatively by non-taxable items (such as the gains or losses earned on our company-owned life insurance and tax-exempt interest), non-deductible expenses (such as meals and entertainment and certain executive compensation), as well as vesting and exercises of equity compensation.

During fiscal 2019, we repurchased 9.83 million shares of common stock under our Board repurchase authorization for $752 million, an average price of approximately $76.50 per share. In total, we repurchased approximately 6.5% of shares outstanding at the beginning of the fiscal year and returned total capital of approximately $945 million to shareholders through the combination of dividends and share repurchases. As of September 30, 2019, we had $750 million of availability under the Board’s share repurchase authorization announced in August 2019.

1) “Adjusted net income,” “adjusted earnings per diluted share,” and “adjusted return on equity” are each non-GAAP financial measures. Please see the “Reconciliation of GAAP measures to non-GAAP measures” in this MD&A, for a reconciliation of our non-GAAP measures to the most directly comparable GAAP measures, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

A summary of our financial results by segment compared to the prior year is as follows:

•
PCG segment net revenues of $5.36 billion increased 5% and pre-tax income increased 1% to $579 million. The increase in net revenues was primarily attributable to an increase in asset management and related administrative fees, primarily due to higher assets in fee-based accounts compared with the prior year. The segment also benefited from an increase in account and service fees related to the RJBDP, the majority of which related to an increase in the per-account servicing fee from RJ Bank. These increases were partially offset by a decline in brokerage revenues. Non-interest expenses increased $263 million, or 6%, primarily resulting from a $237 million increase in compensation-related expenses due to higher compensable net revenues and increased staffing levels to support our continued growth and regulatory compliance requirements. Non-compensation expenses increased $26 million, or 4%, over the prior year.

•
Capital Markets net revenues of $1.08 billion increased 12% and pre-tax income increased 21% to $110 million. The increase in net revenues was primarily attributable to an increase in investment banking revenues, largely due to merger & acquisition activity. Brokerage revenues also increased, due to an increase in fixed income brokerage revenues, partially offset by a decline in equity brokerage revenues. Non-interest expenses increased $100 million, or 11%, including the aforementioned $19 million goodwill impairment associated with our Canadian Capital Markets business, $15 million loss on the sale of our operations related to research, sales and trading of European equities, $23 million gross-up of certain investment banking transaction-related expenses which were previously netted against revenues, as well as a $30 million increase in compensation expense primarily resulting from the increase in compensable net revenues.

•
Asset Management segment net revenues of $691 million increased 6% and pre-tax income increased 8% to $253 million. The increase in net revenues was driven by growth in fee-based accounts for PCG clients compared with the prior year. Assets in fee-based accounts increased both in programs managed by the Asset Management segment and in other asset-based programs for which the segment provides administrative support. Non-interest expenses increased $19 million, or 5%, primarily resulting from increased expenses to support the growth of the business and a full year of the Scout Group, which was acquired in November 2017.

•
RJ Bank net revenues of $846 million increased 16% and pre-tax income increased 5% to $515 million. The increase in net revenues primarily resulted from an increase in net interest income due to growth in average interest-earning assets and an increase in net interest margin, lifted by higher short-term interest rates for most of the year. Non-interest expenses increased $96 million, or 41%, primarily reflecting an increase in RJBDP servicing fees paid to PCG, largely due to an increase in the per-account fee effective October 1, 2018.

•	Our Other segment reflected a pre-tax loss that was flat compared to the prior year, as higher interest income was offset by an increase in non-interest expenses for the segment.

Year ended September 30, 2018 compared with the year ended September 30, 2017

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10-K for a discussion of our fiscal 2018 results compared to fiscal 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Segments

The following table presents our consolidated and segment net revenues and pre-tax income/(loss) for the years indicated.

	Year ended September 30,			% change
$ in millions	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Total company
Net revenues	$7,740	$7,274	$6,371	6%	14%
Pre-tax income	$1,375	$1,311	$925	5%	42%

Private Client Group
Net revenues	$5,359	$5,093	$4,422	5%	15%
Pre-tax income	$579	$576	$373	1%	54%

Capital Markets
Net revenues	$1,083	$964	$1,014	12%	(5)%
Pre-tax income	$110	$91	$141	21%	(35)%

Asset Management
Net revenues	$691	$654	$488	6%	34%
Pre-tax income	$253	$235	$172	8%	37%

RJ Bank
Net revenues	$846	$727	$593	16%	23%
Pre-tax income	$515	$492	$409	5%	20%

Other
Net revenues	$5	$(15)	$(30)	NM	50%
Pre-tax loss	$(82)	$(83)	$(170)	1%	51%

Intersegment eliminations
Net revenues	$(244)	$(149)	$(116)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Reconciliation of GAAP measures to non-GAAP financial measures

We utilize certain non-GAAP financial measures as additional measures to aid in, and enhance, the understanding of our financial results and related measures. These non-GAAP financial measures include adjusted net income, adjusted earnings per diluted share, and adjusted return on equity. We believe each of these non-GAAP financial measures provides useful information to management and investors by excluding certain material items that may not be indicative of our core operating results. We utilize these non-GAAP financial measures in assessing the financial performance of the business, as they facilitate a meaningful comparison of current- and prior-period results. In the following table, the tax effect of non-GAAP adjustments reflects the statutory rate associated with each non-GAAP item. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, our non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures of other companies. The following table provides a reconciliation of GAAP measures to non-GAAP financial measures for those periods which include non-GAAP adjustments.

	Year ended September 30,
$ in millions, except per share amounts	2019	2018	2017
Net income	$1,034	$857	$636
Non-GAAP adjustments:
Acquisition and disposition-related expenses	15	4	18
Goodwill impairment	19	—	—
Losses on extinguishment of debt	—	—	46
Jay Peak matter	—	—	130
Tax effect of non-GAAP adjustments	—	(1)	(62)
Impact of the Tax Act	—	105	—
Total non-GAAP adjustments, net of tax	34	108	132
Adjusted net income	$1,068	$965	$768

Earnings per diluted share	$7.17	$5.75	$4.33
Non-GAAP adjustments:
Acquisition and disposition-related expenses	0.10	0.03	0.12
Goodwill impairment	0.13	—	—
Losses on extinguishment of debt	—	—	0.31
Jay Peak matter	—	—	0.89
Tax effect of non-GAAP adjustments	—	(0.01)	(0.42)
Impact of the Tax Act	—	0.70	—
Total non-GAAP adjustments, net of tax	0.23	0.72	0.90
Adjusted earnings per diluted share	$7.40	$6.47	$5.23

Return on equity
Average equity	$6,392	$5,949	$5,235
Non-GAAP adjustments:
Acquisition and disposition-related expenses	12	3	12
Goodwill impairment	4	—	—
Losses on extinguishment of debt	—	—	12
Jay Peak matter	—	—	84
Tax effect of non-GAAP adjustments	—	(1)	(33)
Impact of the Tax Act	—	92	—
Total non-GAAP adjustments, net of tax	16	91	75
Adjusted average equity	$6,408	$6,043	$5,310

Return on equity	16.2%	14.4%	12.2%
Adjusted return on equity	16.7%	16.0%	14.5%

Average equity is computed by adding the total equity attributable to RJF as of each quarter-end date during the indicated fiscal year to the beginning of the year total and dividing by five. Adjusted average equity is computed by adjusting for the impact on average equity of the non-GAAP adjustments, as applicable for each respective period.

Return on equity is computed by dividing net income by average equity for each respective period or, in the case of adjusted return on equity, computed by dividing adjusted net income by adjusted average equity for each respective period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Further information about these non-GAAP adjustment can be found in the following Notes to Consolidated Financial Statements of this Form 10-K: Notes 3 and 24 for acquisition and disposition-related expenses; Note 11 for the goodwill impairment; Note 16 for more information related to the impact of the Tax Act; and Note 15 for more information related to the losses on extinguishment of debt. For more information regarding the Jay Peak matter, see our 2018 Form 10-K.

Net interest analysis

Short-term interest rates for the majority of fiscal 2019 were higher than in fiscal 2018, as the Federal Reserve raised its benchmark short-term interest rate by 25 basis points in December 2018, in addition to 25 basis point increases in each quarter of fiscal 2018. These increases in short-term interest rates, along with similar increases in fiscal 2017, have had a significant impact on our overall financial performance, as we have certain assets and liabilities, primarily held in our PCG and RJ Bank segments, which are sensitive to changes in interest rates. However, during our fourth fiscal quarter of 2019, the Federal Reserve announced two decreases in its benchmark short-term interest rate of 25 basis points each, which had a negative impact on our financial performance toward the end of fiscal 2019, and a third decrease of 25 basis points in October 2019. These three rate cuts are expected to have a negative impact on our fiscal 2020 results.

Given the relationship of our interest-sensitive assets to liabilities held in each of these segments, increases in short-term interest rates generally result in an overall increase in our net earnings, although the magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances. Conversely, any decreases in short-term interest rates and/or increases in the deposit rates paid to clients generally have a negative impact on our earnings. Effective May 6, 2019, we modified our methodology for crediting interest on client cash balances, changing the basis from total relationship assets at the firm to total relationship cash balances at the firm. Accordingly, although the crediting schedule was revised upward on that date, we experienced a decrease in the average cost to the firm.

Refer to the discussion of the specific components of our net interest income within the “Management’s Discussion and Analysis of Financial Condition - Results of Operations” for our PCG, RJ Bank, and Other segments.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table presents our consolidated average balance, interest income and expense and the related yield and rates. Average balances are calculated on a daily basis, with the exception of Loans to financial advisors, net and Corporate cash and all other, which are calculated based on the average of the end-of-month balances for each month within the period.

	Year ended September 30,
	2019			2018			2017
$ in millions	Average balance	Interest inc./exp.	Average yield/cost	Average balance	Interest inc./exp.	Average yield/cost	Average balance	Interest inc./exp.	Average yield/cost
Interest-earning assets:
Assets segregated pursuant to regulations	$2,399	$59	2.47%	$3,011	$53	1.76%	$3,822	$38	0.99%
Trading instruments	733	26	3.56%	693	23	3.32%	655	21	3.22%
Available-for-sale securities	2,872	69	2.39%	2,531	52	2.07%	1,588	28	1.76%
Margin loans	2,584	122	4.73%	2,590	107	4.14%	2,403	86	3.57%
Bank loans, net:
Loans held for investment:
C&I loans	8,070	378	4.62%	7,619	326	4.22%	7,340	281	3.78%
CRE construction loans	221	12	5.51%	166	8	5.08%	129	6	4.73%
CRE loans	3,451	159	4.53%	3,231	133	4.06%	2,832	101	3.50%
Tax-exempt loans	1,284	35	3.36%	1,146	30	3.42%	892	23	3.98%
Residential mortgage loans	4,091	135	3.30%	3,448	109	3.16%	2,803	84	2.94%
SBL and other	3,139	145	4.57%	2,690	111	4.09%	2,124	72	3.36%
Loans held for sale	151	7	4.73%	126	5	4.01%	159	5	3.34%
Total bank loans, net	20,407	871	4.26%	18,426	722	3.93%	16,279	572	3.55%
Loans to financial advisors, net	916	18	2.01%	882	15	1.71%	836	13	1.60%
Corporate cash and all other	4,658	116	2.48%	4,007	72	1.79%	3,327	44	1.32%
Total interest-earning assets	$34,569	$1,281	3.71%	$32,140	$1,044	3.25%	$28,910	$802	2.77%

Interest-bearing liabilities:
Bank deposits:
Certificates of deposit	$536	$12	2.24%	$372	$6	1.67%	294	4	1.47%
Savings, money market and Negotiable Order of Withdrawal (“NOW”) accounts	20,889	120	0.58%	18,473	60	0.32%	15,567	13	0.08%
Trading instruments sold but not yet purchased	292	7	2.50%	278	7	2.64%	289	6	2.12%
Brokerage client payables	3,326	21	0.62%	4,147	15	0.37%	4,645	5	0.11%
Other borrowings	926	21	2.30%	914	22	2.41%	856	17	1.94%
Senior notes payable	1,550	73	4.70%	1,549	73	4.69%	1,689	95	5.60%
Other	738	29	3.91%	599	19	3.10%	739	14	1.94%
Total interest-bearing liabilities	$28,257	$283	1.00%	$26,332	$202	0.77%	$24,079	$154	0.64%
Net interest income		$998			$842			$648

Nonaccrual loans are included in the average loan balances in the preceding table. Payment or income received on corporate nonaccrual loans are applied to principal. Income on residential mortgage nonaccrual loans is recognized on a cash basis.

Fee income on all loans included in interest income for the years ended September 30, 2019, 2018 and 2017 was $18 million, $24 million and $38 million, respectively.

The yield on tax-exempt loans in the preceding table is presented on a tax-equivalent basis utilizing the applicable federal statutory rates for each of the years presented.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Results of Operations – Private Client Group

Through our PCG segment, we provide financial planning, investment advisory and securities transaction services for which we charge either asset-based fees (presented in “Asset management and related administrative fees”) or sales commissions (presented in “Brokerage revenues”). We also earn revenues for distribution and related support services performed related primarily to mutual funds, fixed and variable annuities and insurance products. Revenues of this segment are correlated with the level of PCG client assets under administration, including fee-based accounts, as well as the overall U.S. equity markets. In periods where equity markets improve, assets under administration and client activity generally increase, thereby having a favorable impact on net revenues.

We also earn certain servicing fees, such as omnibus and education and marketing support (“EMS”) fees from mutual fund and annuity companies whose products we distribute. Servicing fees earned from mutual fund and annuity companies are generally based on the level of assets or number of positions in such programs. We also earn fees from banks to which we sweep client cash in the RJBDP, including both third-party banks and RJ Bank. Such fees are included in “Account and service fees.” See “Clients’ domestic cash sweep balances” in the “Selected key metrics” section for further information about fees earned from the RJBDP.

Net interest revenue in the PCG segment is primarily generated by interest earnings on margin loans provided to clients and on assets segregated pursuant to regulations, less interest paid on client cash balances in the Client Interest Program (“CIP”). Higher client cash balances generally lead to increased interest income, depending on spreads realized in the CIP. For more information on client cash balances, see “Clients’ domestic cash sweep balances” in the “Selected key metrics” section.

For an overview of our PCG segment operations, refer to the information presented in Item 1 “Business” of this Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating results

	Year ended September 30,			% change
$ in millions	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenues:
Asset management and related administrative fees	$2,820	$2,517	$2,022	12%	24%
Brokerage revenues:
Mutual and other fund products	599	703	698	(15)%	1%
Insurance and annuity products	412	414	385	—	8%
Equities, ETFs and fixed income products	378	432	424	(13)%	2%
Total brokerage revenues	1,389	1,549	1,507	(10)%	3%
Account and service fees:
Mutual fund and annuity service fees	334	332	291	1%	14%
RJBDP fees:
Third-party banks	280	262	202	7%	30%
RJ Bank	173	92	68	88%	35%
Client account and other fees	122	111	116	10%	(4)%
Total account and service fees	909	797	677	14%	18%
Investment banking	32	35	62	(9)%	(44)%
Interest income	225	193	153	17%	26%
All other	26	30	17	(13)%	76%
Total revenues	5,401	5,121	4,438	5%	15%
Interest expense	(42)	(28)	(16)	50%	75%
Net revenues	5,359	5,093	4,422	5%	15%
Non-interest expenses:
Financial advisor compensation and benefit costs	3,190	3,051	2,653	5%	15%
Administrative compensation and benefit costs	933	835	713	12%	17%
Total compensation, commissions and benefits	4,123	3,886	3,366	6%	15%
Non-compensation expenses:
Communications and information processing	235	220	180	7%	22%
Occupancy and equipment costs	168	154	146	9%	5%
Business development	124	115	98	8%	17%
Professional fees	33	46	30	(28)%	53%
Jay Peak matter	—	—	130	—	(100)%
All other	97	96	99	1%	(3)%
Total non-compensation expenses	657	631	683	4%	(8)%
Total non-interest expenses	4,780	4,517	4,049	6%	12%
Pre-tax income	$579	$576	$373	1%	54%
Pre-tax margin on net revenues	10.8%	11.3%	8.4%

Selected key metrics

PCG client asset balances:

	As of September 30,
$ in billions	2019	2018	2017
AUA	$798.4	$755.7	$659.5
Assets in fee-based accounts (1)	$409.1	$366.3	$294.5
Percent of AUA in fee-based accounts	51.2%	48.5%	44.7%

(1)
A portion of our “Assets in fee-based accounts” is invested in “managed programs” overseen by our Asset Management segment, specifically AMS. These assets are included in our Financial assets under management as disclosed in the “Selected key metrics” section of our “Management’s Discussion and Analysis - Results of Operations - Asset Management.”

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

We also offer our clients fee-based accounts that are invested in “managed programs” overseen by AMS, which is part of our Asset Management segment. Fee-billable assets invested in managed programs are included in both “Assets in fee-based accounts” in the preceding table and “Financial assets under management” in the Asset Management segment. Revenues related to managed programs are shared by our PCG and Asset Management segments. The Asset Management segment receives a higher portion of the revenues related to accounts invested in managed programs, as compared to the portion received for non-managed programs, as it is performing portfolio management services in addition to administrative services.

The vast majority of the revenues we earn from fee-based accounts are recorded in “Asset management and related administrative fees” on our Consolidated Statements of Income and Comprehensive Income. Fees received from such accounts are based on the value of client assets in fee-based accounts and vary based on the specific account types in which the client participates and the level of assets in the client relationship. As fees for substantially all of such accounts are billed based on balances as of the beginning of the quarter, revenues from fee-based accounts may not be immediately impacted by changes in asset values, but rather the impacts are seen in the following quarter.

PCG assets under administration increased compared with the prior year due to the net addition of financial advisors and equity market appreciation. In addition, PCG assets in fee-based accounts continued to increase as a percentage of overall PCG assets under administration due to clients’ preference for fee-based alternatives versus traditional transaction-based accounts. As a result of the shift to fee-based accounts, a larger portion of our PCG revenues are more directly impacted by market movements.

Financial advisors:

	September 30,
	2019	2018	2017
Employees	3,301	3,167	3,041
Independent contractors	4,710	4,646	4,305
Total advisors	8,011	7,813	7,346

The number of financial advisors increased primarily due to continued financial advisor recruiting and high levels of retention.

Clients’ domestic cash sweep balances:

	As of
$ in millions	September 30, 2019	September 30, 2018	September 30, 2017
RJBDP
RJ Bank	$21,649	$19,446	$17,387
Third-party banks	14,043	15,564	20,704
Subtotal RJBDP	35,692	35,010	38,091
Money market funds	—	3,240	1,818
CIP	2,022	2,807	3,101
Total clients’ domestic cash sweep balances	$37,714	$41,057	$43,010

A significant portion of our clients’ cash is included in the RJBDP, a multi-bank sweep program in which clients’ cash deposits in their accounts are swept into interest-bearing deposit accounts at RJ Bank and various third-party banks. We earn servicing fees for the administrative services we provide related to our clients’ deposits that are swept to such banks as part of the RJBDP. The amounts from third-party banks are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates relative to interest paid to clients on balances in the RJBDP. The PCG segment also earns RJBDP servicing fees from RJ Bank, which are based on the number of accounts that are swept to RJ Bank. The fees from RJ Bank are eliminated in consolidation. On October 1, 2018, the per-account servicing fee from RJ Bank was increased to reflect the current cost of administration.

While the level of short-term interest rates has generally risen in recent years due to several rate increases by the Federal Reserve, market deposit rates paid on client cash balances did not increase to as great a degree, resulting in an increase in RJBDP fees earned

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

from third-party banks. However, the rate decreases announced by the Fed during the fourth quarter of fiscal 2019 caused a decline in our RJBDP fees from third-party banks toward the end of the year. Any additional decreases in short-term interest rates, such as the one announced by the Federal Reserve in October 2019, increases in deposit rates paid to clients, and/or a significant decline in our clients’ cash balances would likely have a negative impact on our earnings. The impact on our earnings of any future fluctuations in short-term interest rates will be largely dependent upon the change in the deposit rate paid on client cash balances. Further, PCG segment results are impacted by changes in the allocation of client cash balances in the RJBDP between RJ Bank and third-party banks. PCG generally earns a higher rate on cash held at third-party banks.

Money market funds were discontinued as a sweep option in June 2019. Balances in those funds were converted to the RJBDP or reinvested by the client.

Year ended September 30, 2019 compared with the year ended September 30, 2018

Net revenues of $5.36 billion increased $266 million, or 5%, compared with the prior year while pre-tax income of $579 million increased $3 million, or 1%.

Asset management and related administrative fees increased $303 million, or 12%, primarily due to higher assets in fee-based accounts compared with the prior year, reflecting successful financial advisor recruiting and retention, the continued shift to fee-based accounts from traditional transaction-based accounts, and equity market appreciation.

Brokerage revenues declined $160 million, or 10%, primarily as a result of a decline in mutual fund trails, which were impacted by a conversion of client assets into mutual fund share classes which pay lower rates and the continued shift to fee-based accounts.

Total account and service fees increased $112 million, or 14%, primarily due to higher RJBDP fees from RJ Bank due to an increase in the per-account servicing fee and, to a lesser extent, an increase in the number of accounts. RJBDP fees from third-party banks also increased, driven by higher short-term interest rates for most of fiscal 2019.

Net interest income increased $18 million, or 11%, driven by an increase in interest income from client margin loans due to higher average short-term interest rates. Offsetting the increase in interest income, interest expense also increased due to the impact of higher average interest rates paid on client cash balances in the CIP, partially offset by lower client cash balances.

Compensation-related expenses increased $237 million, or 6%, due to higher compensable net revenues, as well as increased staffing levels to support our continued growth and regulatory compliance requirements.

Non-compensation expenses increased $26 million, or 4%, primarily due to higher communications and information processing expense as a result of our continued investment in technology infrastructure to support our growth, and higher occupancy and equipment and business development expenses, which were driven by branch expansion in our employee affiliation option as well as financial advisor growth. These increases were offset by a decrease in professional fees, primarily as a result of decreased consulting expenses.

Year ended September 30, 2018 compared with the year ended September 30, 2017

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10-K for a discussion of our fiscal 2018 results compared to fiscal 2017.

Results of Operations – Capital Markets

Our Capital Markets segment conducts fixed income and equity institutional sales and trading activities, equity research, investment banking and the syndication and related management of investments that qualify for tax credits.

We earn brokerage revenues for the sale of both equity and fixed income products, which are driven primarily through trade volume, resulting from a combination of participation in public offerings, general market activity, and by the Capital Markets group’s ability to find attractive investment opportunities for clients.  In certain cases, we transact on a principal basis, which involves the purchase of securities from, and the sale of securities to, our clients as well as other dealers who may be purchasing or selling securities for their own account or acting on behalf of their clients.  Profits and losses related to this activity are primarily derived from the spreads between bid and ask prices, as well as market trends for the individual securities during the period we hold them. To facilitate such transactions, we carry inventories of financial instruments. In our fixed income businesses, we also enter into interest rate swaps and futures contracts to facilitate client transactions or to actively manage risk exposures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

We provide various investment banking services, including public and private equity and debt financing activities, public financing activities, merger and acquisition advisory, and other advisory services. Revenues from investment banking activities are driven principally by our role in the transaction and the number and dollar value of the transactions with which we are involved.

For an overview of our Capital Markets segment operations, refer to the information presented in Item 1 “Business” of this Form 10-K.

Operating results

	Year ended September 30,			% change
$ in millions	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenues:
Brokerage revenues:
Equity	$131	$156	$173	(16)%	(10)%
Fixed income	283	245	311	16%	(21)%
Total brokerage revenues	414	401	484	3%	(17)%
Investment banking:
Equity underwriting	100	93	117	8%	(21)%
Merger & acquisition and advisory	369	297	228	24%	30%
Fixed income investment banking	95	76	84	25%	(10)%
Total investment banking	564	466	429	21%	9%
Interest income	38	32	27	19%	19%
Tax credit fund revenues	86	79	79	9%	—
All other	15	14	16	7%	(13)%
Total revenues	1,117	992	1,035	13%	(4)%
Interest expense	(34)	(28)	(21)	21%	33%
Net revenues	1,083	964	1,014	12%	(5)%
Non-interest expenses:
Compensation, commissions and benefits	665	635	646	5%	(2)%
Non-compensation expenses:
Communications and information processing	75	73	70	3%	4%
Occupancy and equipment costs	35	34	34	3%	—
Business development	48	45	38	7%	18%
Professional fees	45	14	14	221%	—
Acquisition and disposition-related expenses	15	—	—	NM	—
Goodwill impairment	19	—	—	NM	—
All other	71	72	71	(1)%	1%
Total non-compensation expenses	308	238	227	29%	5%
Total non-interest expenses	973	873	873	11%	—
Pre-tax income	$110	$91	$141	21%	(35)%
Pre-tax margin on net revenues	10.2%	9.4%	13.9%
Year ended September 30, 2019 compared with the year ended September 30, 2018

Net revenues of $1.08 billion increased $119 million, or 12%, and pre-tax income of $110 million increased $19 million, or 21%.

Total brokerage revenues increased $13 million, or 3%, with an increase in fixed income brokerage revenues more than offsetting a decline in equity brokerage revenues. The increase in fixed income brokerage revenues was primarily due to an increase in client activity during the current year, as a result of increased interest rate volatility and client reinvestment. Equity brokerage revenues continue to be challenged by the industry trend toward the separate payment for research and execution services and the shift from high- to low-touch execution services.

Investment banking revenues increased $98 million, or 21%, led by increased merger & acquisition and advisory activity and, to a lesser extent, an increase in fixed income investment banking net revenues.

Compensation-related expenses increased $30 million, or 5%, primarily attributable to the increase in compensable net revenues.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Non-compensation expenses increased $70 million, or 29%, as the current year was negatively impacted by a $15 million loss associated with the sale of our operations related to research, sales and trading of European equities and a $19 million goodwill impairment associated with our Canadian Capital Markets business. In addition, professional fees increased $31 million, largely due to new accounting guidance that we adopted effective October 1, 2018, which changed the presentation of certain costs related to investment banking transactions from a net presentation to a gross presentation.

Year ended September 30, 2018 compared with the year ended September 30, 2017

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10-K for a discussion of our fiscal 2018 results compared to fiscal 2017.

Results of Operations – Asset Management

Our Asset Management segment earns asset management fees for providing asset management, portfolio management and related administrative services for retail and institutional clients. This segment oversees the portion of our fee-based AUA invested in “managed programs” for our PCG clients through AMS and through RJ Trust. This segment also provides asset management services through Carillon Tower Advisers for retail accounts managed on behalf of third-party institutions, institutional accounts or proprietary mutual funds that we manage. Asset management fees are based on fee-billable AUM, which is impacted by market fluctuations and net inflows or outflows of assets. Rising equity markets have historically had a positive impact on revenues as existing accounts increase in value.

Our Asset Management segment also earns administrative fees on certain fee-based assets within PCG that are not overseen by our Asset Management segment, but for which the segment provides administrative support (e.g., record-keeping). These administrative fees are based on asset balances, which are impacted by market fluctuations and net inflows or outflows of assets.

For an overview of our Asset Management segment operations, refer to the information presented in Item 1 “Business” of this Form 10-K.

Operating results

	Year ended September 30,			% change
$ in millions	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenues:
Asset management and related administrative fees:
Managed programs	$467	$454	$326	3%	39%
Administration and other	178	156	127	14%	23%
Total asset management and related administrative fees	645	610	453	6%	35%
Account and service fees	31	28	20	11%	40%
All other	15	16	15	(6)%	7%
Net revenues	691	654	488	6%	34%
Non-interest expenses:
Compensation, commissions and benefits	179	170	123	5%	38%
Non-compensation expenses:
Communications and information processing	44	38	30	16%	27%
Investment sub-advisory fees	93	90	75	3%	20%
All other	122	121	88	1%	38%
Total non-compensation expenses	259	249	193	4%	29%
Total non-interest expenses	438	419	316	5%	33%
Pre-tax income	$253	$235	$172	8%	37%
Pre-tax margin on net revenues	36.6%	35.9%	35.2%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Selected key metrics

Managed programs

Management fees recorded in our Asset Management segment are generally calculated as a percentage of the value of our fee-billable AUM. These AUM include the portion of fee-based AUA in our PCG segment that are invested in programs overseen by our Asset Management segment (included in the AMS line of the following table), as well as retail accounts managed on behalf of third-party institutions, institutional accounts or proprietary mutual funds that we manage (included in the “Carillon Tower Advisers” line of the following table).

Revenues related to fee-based AUA in our PCG segment are shared by the PCG and Asset Management segments, the amount of which depends on whether clients are invested in assets that are in managed programs overseen by our Asset Management segment and the administrative services provided (see our “Management’s Discussion and Analysis - Results of Operations - Private Client Group” for more information). Our financial assets under management in AMS are impacted by market fluctuations and net inflows or outflows of assets, including transfers between fee-based accounts and traditional transaction-based accounts within our PCG segment.

Revenues earned by Carillon Tower Advisers for accounts managed on behalf of third-party institutions, institutional accounts or our proprietary mutual funds are recorded entirely in the Asset Management segment. Our financial assets under management in Carillon Tower Advisers are impacted by market and investment performance and net inflows or outflows of assets.

Fees are generally collected quarterly and are based on balances as of the beginning of the quarter or the end of the quarter, or based on average daily balances.

Financial assets under management:

	September 30,
$ in millions	2019	2018	2017
AMS (1)	$91,802	$83,289	$69,962
Carillon Tower Advisers	58,521	63,330	31,831
Subtotal financial assets under management	150,323	146,619	101,793
Less: Assets managed for affiliated entities	(7,221)	(5,702)	(5,397)
Total financial assets under management	$143,102	$140,917	$96,396

(1)
Represents the portion of our PCG segment fee-based AUA (as disclosed in “Assets in fee-based accounts” in the “Selected key metrics - PCG client asset balances” section of our “Management’s Discussion and Analysis - Results of Operations - Private Client Group”) that is invested in managed programs overseen by the Asset Management segment.

Activity (including activity in assets managed for affiliated entities):

	Year ended September 30,
$ in millions	2019	2018	2017
Financial assets under management at beginning of year	$146,619	$101,793	$81,729
Carillon Tower Advisers:
Scout Group acquisition	—	27,087	—
Other - net inflows/(outflows)	(5,784)	(63)	246
AMS - net inflows	5,962	9,279	9,666
Net market appreciation in asset values	3,526	8,523	10,152
Financial assets under management at end of year	$150,323	$146,619	$101,793

AMS division of RJ&A

See “Management’s Discussion and Analysis - Results of Operations - Private Client Group” for further information about our retail client assets, including those fee-based assets invested in programs managed by AMS.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Carillon Tower Advisers

Assets managed by Carillon Tower Advisers include assets managed by its subsidiaries and affiliates: Eagle Asset Management, ClariVest Asset Management, Cougar Global Investments and the Scout Group. The following table presents Carillon Tower Advisers’ AUM by objective, excluding assets for which it does not exercise discretion, as well as the approximate average client fee rate earned on such assets for the most recent fiscal year period.

$ in millions	September 30, 2019	Average fee rate
Equity	$28,923	0.51%
Fixed income	24,776	0.18%
Balanced	4,822	0.37%
Total financial assets under management	$58,521	0.36%

Non-discretionary asset-based programs

Assets held in certain non-discretionary asset-based programs for which the Asset Management segment does not exercise discretion but provides administrative support (including for affiliated entities) totaled $229.7 billion, $200.1 billion, and $157.0 billion as of September 30, 2019, 2018 and 2017, respectively. The increase in assets over the prior year was primarily due to clients moving to fee-based accounts from traditional transaction-based accounts, successful financial advisor recruiting and market appreciation. Administrative fees associated with these programs are predominantly calculated based on balances at the beginning of the quarter.

RJ Trust

Assets held in asset-based programs in RJ Trust (including those managed for affiliated entities) totaled $6.6 billion, $6.1 billion, and $5.5 billion as of September 30, 2019, 2018 and 2017, respectively.

Year ended September 30, 2019 compared with the year ended September 30, 2018

Net revenues of $691 million increased $37 million, or 6%, and pre-tax income of $253 million increased $18 million, or 8%.

Total asset management and related administrative fee revenues increased $35 million, or 6%, driven by growth in fee-based accounts for PCG clients compared with the prior year. Assets in fee-based accounts increased both in managed programs overseen by the Asset Management segment and in non-discretionary asset-based programs for which the segment provides administrative support.

Compensation and benefits expense increased $9 million, or 5%, primarily due to an increase in personnel to support the growth of the business and, to a lesser extent, a full year of expenses related to the Scout Group, which was acquired in November 2017.

Non-compensation expenses increased $10 million, or 4%, primarily due to an increase in communications and information processing expenses as we invest in technology to support our growth.

Year ended September 30, 2018 compared to the year ended September 30, 2017

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10-K for a discussion of our fiscal 2018 results compared to fiscal 2017.

Results of Operations – RJ Bank

RJ Bank provides various types of loans, including corporate loans, tax-exempt loans, residential loans, SBL and other loans. RJ Bank is active in corporate loan syndications and participations and also provides FDIC-insured deposit accounts, including to clients of our broker-dealer subsidiaries. RJ Bank generates net interest revenue principally through the interest income earned on loans and an investment portfolio of securities, which is offset by the interest expense it pays on client deposits and on its borrowings. Higher interest-earning asset balances generally lead to increased net interest earnings, depending upon spreads realized on interest-bearing liabilities. For more information on average interest-earning asset and interest-bearing liability balances, see the following discussion in this MD&A.

For an overview of our RJ Bank segment operations, refer to the information presented in Item 1 “Business” of this Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating results

	Year ended September 30,			% change
$ in millions	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenues:
Interest income	$975	$793	$610	23%	30%
Interest expense	(155)	(89)	(35)	74%	154%
Net interest income	820	704	575	16%	22%
All other	26	23	18	13%	28%
Net revenues	846	727	593	16%	23%
Non-interest expenses:
Compensation and benefits	49	41	34	20%	21%
Non-compensation expenses:
Loan loss provision	22	20	13	10%	54%
RJBDP fees to PCG	173	92	68	88%	35%
All other	87	82	69	6%	19%
Total non-compensation expenses	282	194	150	45%	29%
Total non-interest expenses	331	235	184	41%	28%
Pre-tax income	$515	$492	$409	5%	20%
Pre-tax margin on net revenues	60.9%	67.7%	69.0%

Year ended September 30, 2019 compared with the year ended September 30, 2018

Net revenues of $846 million increased $119 million, or 16%, and pre-tax income of $515 million increased $23 million, or 5%.

Net interest income increased $116 million, or 16%, due to a $2.74 billion increase in average interest-earning banking assets, as well as an increase in net interest margin. The increase in average interest-earning banking assets was driven by growth in average loans of $1.98 billion and a $442 million increase in our average available-for-sale securities portfolio. The net interest margin increased to 3.32% from 3.22% due to an increase in asset yields, reflecting higher short-term interest rates for much of the year, partially offset by an increase in total cost of funds. The increase in total cost of funds resulted from higher deposit costs due to higher interest rates. Corresponding to the increase in average interest-earning banking assets, average interest-bearing banking liabilities increased $2.52 billion.

The loan loss provision of $22 million was $2 million higher than the prior year and was largely attributable to provisions related to certain credits downgraded during the current year, partially offset by lower reserve rates on pass-rated loans.
Compensation and benefits expense increased $8 million, or 20%, due to increased staffing levels to support our continued growth.

Non-compensation expenses (excluding the provision for loan losses) increased $86 million, or 49%, including an $81 million, or 88%, increase in RJBDP fees paid to PCG, primarily driven by an increase in the per-account servicing fee effective October 1, 2018 in addition to an increase in the number of accounts.

Year ended September 30, 2018 compared to the year ended September 30, 2017

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10-K for a discussion of our fiscal 2018 results compared to fiscal 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table presents average balances, interest income and expense, the related yields and rates, and interest spreads and margins for RJ Bank.

	Year ended September 30,
	2019			2018			2017
$ in millions	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
Interest-earning banking assets:
Cash	$1,239	$28	2.29%	$957	$15	1.57%	$859	$8	0.90%
Available-for-sale securities	2,872	69	2.39%	2,430	50	2.04%	1,463	26	1.78%
Bank loans, net of unearned income:
Loans held for investment:
C&I loans	8,070	378	4.62%	7,619	326	4.22%	7,340	281	3.78%
CRE construction loans	221	12	5.51%	166	8	5.08%	129	6	4.73%
CRE loans	3,451	159	4.53%	3,231	133	4.06%	2,832	101	3.50%
Tax-exempt loans	1,284	35	3.36%	1,146	30	3.42%	892	23	3.98%
Residential mortgage loans	4,091	135	3.30%	3,448	109	3.16%	2,803	84	2.94%
SBL and other	3,139	145	4.57%	2,690	111	4.09%	2,124	72	3.36%
Loans held for sale	151	7	4.73%	126	5	4.01%	159	5	3.34%
Total loans, net	20,407	871	4.26%	18,426	722	3.93%	16,279	572	3.55%
FHLB stock, Federal Reserve Bank (“FRB”) stock and other	172	7	4.01%	138	6	4.33%	157	4	2.63%
Total interest-earning banking assets	24,690	$975	3.95%	21,951	$793	3.62%	18,758	$610	3.28%
Non-interest-earning banking assets:
Unrealized loss on available-for-sale securities	(22)			(44)			(7)
Allowance for loan losses	(214)			(193)			(194)
Other assets	394			379			375
Total non-interest-earning banking assets	158			142			174
Total banking assets	$24,848			$22,093			$18,932
Interest-bearing banking liabilities:
Bank deposits:
Certificates of deposit	$536	$12	2.24%	$372	$6	1.67%	$294	$4	1.47%
Savings, money market and NOW accounts	21,058	124	0.59%	18,694	63	0.34%	15,975	16	0.10%
FHLB advances and other	911	19	2.08%	917	20	2.13%	741	15	1.95%
Total interest-bearing banking liabilities	22,505	$155	0.69%	19,983	$89	0.44%	17,010	$35	0.20%
Non-interest-bearing banking liabilities	200			195			172
Total banking liabilities	22,705			20,178			17,182
Total banking shareholder’s equity	2,143			1,915			1,750
Total banking liabilities and shareholders’ equity	$24,848			$22,093			$18,932
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$2,185	$820		$1,968	$704		$1,748	$575
Bank net interest:
Spread			3.26%			3.18%			3.08%
Margin (net yield on interest-earning banking assets)			3.32%			3.22%			3.10%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			109.71%			109.85%			110.28%

Nonaccrual loans are included in the average loan balances in the preceding table. Payment or income received on corporate nonaccrual loans are applied to principal. Income on residential mortgage nonaccrual loans is recognized on a cash basis.

Fee income on bank loans included in interest income for the years ended September 30, 2019, 2018 and 2017 was $18 million, $24 million, and $38 million, respectively.

The yield on tax-exempt loans in the preceding table is presented on a tax-equivalent basis utilizing the applicable federal statutory rates for each of the years presented.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

	Year ended September 30,
	2019 compared to 2018			2018 compared to 2017
	Increase/(decrease) due to			Increase/(decrease) due to
$ in millions	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-earning banking assets:
Cash	$4	$9	$13	$1	$6	$7
Available-for-sale securities	9	10	19	17	7	24
Bank loans, net of unearned income:
Loans held for investment:
C&I loans	19	33	52	11	34	45
CRE construction loans	3	1	4	2	—	2
CRE loans	9	17	26	14	18	32
Tax-exempt loans	4	1	5	7	—	7
Residential mortgage loans	20	6	26	19	6	25
SBL and other	19	15	34	19	20	39
Loans held for sale	1	1	2	(1)	1	—
Total bank loans, net	75	74	149	71	79	150
FHLB stock, FRB stock and other	2	(1)	1	(1)	3	2
Total interest-earning banking assets	$90	$92	$182	$88	$95	$183
Interest expense:
Interest-bearing banking liabilities:
Bank deposits:
Certificates of deposit	$3	$3	$6	$1	$1	$2
Savings, money market and NOW accounts	8	53	61	3	44	47
FHLB advances and other	—	(1)	(1)	4	1	5
Total interest-bearing banking liabilities	11	55	66	8	46	54
Change in net interest income	$79	$37	$116	$80	$49	$129

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Results of Operations – Other

This segment includes our private equity investments, interest income on certain corporate cash balances and certain corporate overhead costs of RJF that are not allocated to other segments, including the interest costs on our public debt, losses on extinguishment of debt, and the acquisition and integration costs associated with certain acquisitions. For an overview of our Other segment operations, refer to the information presented in Item 1 “Business” of this Form 10-K.

Operating results

	Year ended September 30,			% change
$ in millions	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenues:
Interest income	$63	$42	$25	50%	68%
Gains on private equity investments	14	9	31	56%	(71)%
All other	3	9	9	(67)%	—
Total revenues	80	60	65	33%	(8)%
Interest expense	(75)	(75)	(95)	—	21%
Net revenues	5	(15)	(30)	NM	50%
Non-interest expenses:
Compensation and all other	87	64	76	36%	(16)%
Acquisition-related expenses	—	4	18	(100)%	(78)%
Losses on extinguishment of debt	—	—	46	—	(100)%
Total non-interest expenses	87	68	140	28%	(51)%
Pre-tax loss	$(82)	$(83)	$(170)	1%	51%

Year ended September 30, 2019 compared to the year ended September 30, 2018

The pre-tax loss of $82 million was flat compared to the loss generated in the prior year.

Net revenues increased $20 million, primarily due to an increase in interest income as a result of higher average interest rates earned on higher corporate cash balances and, to a lesser extent, an increase in gains on private equity investments.

Non-interest expenses increased $19 million, or 28%, including higher compensation-related expenses and a change in the impact of noncontrolling interests compared to the prior year.

Year ended September 30, 2018 compared to the year ended September 30, 2017

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10-K for a discussion of our fiscal 2018 results compared to fiscal 2017.

Certain statistical disclosures by bank holding companies

We are required to provide certain statistical disclosures as a bank holding company under the SEC’s Industry Guide 3.  The following table provides certain of those disclosures.

	Year ended September 30,
	2019	2018	2017
Return on assets	2.7%	2.4%	1.9%
Return on equity	16.2%	14.4%	12.2%
Average equity to average assets	16.7%	16.5%	15.9%
Dividend payout ratio	19.0%	19.1%	20.3%

Return on assets is computed by dividing net income for the year indicated by average assets for each respective fiscal year. Average assets is computed by adding total assets as of each quarter-end date during the indicated fiscal year to the beginning of the year total and dividing by five.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Return on equity is computed by dividing net income for the year indicated by average equity for each respective fiscal year. Average equity is computed by adding the total equity attributable to RJF as of each quarter-end date during the indicated fiscal year to the beginning of the year total and dividing by five.

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

Cash and cash equivalents increased $457 million during the year to $3.96 billion at September 30, 2019 primarily due to $1.37 billion of cash provided by financing activities, which was primarily driven by an increase in bank deposits, partially offset by our open-market share repurchases and dividends on our common stock. Additionally, a reduction in the amount of cash required to be segregated pursuant to regulations and our operating activities provided $1.00 billion of cash during the current year. Investing activities used $1.90 billion, primarily due to an increase in bank loans and the growth of our available-for-sale securities portfolio during the current year.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and available from committed and uncommitted financing facilities, provide adequate funds for continuing operations at current levels of activity.

Sources of liquidity

Approximately $1.35 billion of our total September 30, 2019 cash and cash equivalents included cash on hand at the parent, as well as parent cash loaned to RJ&A.  The following table presents our holdings of cash and cash equivalents.

$ in millions	September 30, 2019
RJF	$540
RJ&A	1,430
RJ Bank	1,113
RJ Ltd.	457
RJFS	134
Carillon Tower Advisers	103
Other subsidiaries	180
Total cash and cash equivalents	$3,957

RJF maintained depository accounts at RJ Bank with a balance of $163 million as of September 30, 2019. The portion of this total that was available on demand without restrictions, which amounted to $107 million as of September 30, 2019, is reflected in the RJF total (and is excluded from the RJ Bank cash balance in the preceding table).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RJF had loaned $827 million to RJ&A as of September 30, 2019 (such amount is included in the RJ&A cash balance in the preceding table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

In addition to the cash balances described, we have various other potential sources of cash available to the parent from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF, the parent company, from RJ&A and RJ Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of FINRA, RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client transactions. In addition, covenants in RJ&A’s committed financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At September 30, 2019, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances.  FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements.

RJ&A, as a nonbank custodian of Individual Retirement Accounts (“IRAs”), must also satisfy certain Internal Revenue Service (“IRS”) regulations in order to accept new IRA and plan accounts and retain (and not be required to relinquish) the accounts for which it services as nonbank custodian. To maintain adequate net worth under these regulations, RJ&A may have to limit dividends to RJF. We evaluate regulatory requirements, loan covenants and certain internal tolerances when determining the amount of liquidity available to RJF from RJ&A.

RJ Bank may pay dividends to RJF without the prior approval of its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted regulatory capital ratios.  At September 30, 2019, RJ Bank had $337 million of capital in excess of the amount it would need at that date to maintain its targeted regulatory capital ratios, and could pay a dividend of such amount without requiring prior approval of its regulator.

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
Management’s Discussion and Analysis

The following table presents our committed financing arrangements with third-party lenders, which we generally utilize to finance a portion of our fixed income trading instruments held, and the outstanding balances related thereto.

	September 30, 2019
$ in millions	RJ&A	RJF	Total	Total number of arrangements
Financing arrangement:
Committed secured	$200	$—	$200	2
Committed unsecured (1)	200	300	500	1
Total committed financing arrangements	$400	$300	$700	3

Outstanding borrowing amount:
Committed secured	$—	$—	$—
Committed unsecured	—	—	—
Total outstanding borrowing amount	$—	$—	$—

(1)
The Credit Facility provides for maximum borrowings of up to $500 million, with a sublimit of $300 million for RJF. For additional details on our committed unsecured financing arrangement, see our discussion of the Credit Facility in Note 14 of the Notes to Consolidated Financial Statements of this Form 10-K.

Uncommitted financing arrangements

Our uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit. Our arrangements with third-party lenders are generally utilized to finance a portion of our fixed income securities or for cash management purposes. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed. As of September 30, 2019, we had outstanding borrowings under one uncommitted secured borrowing arrangements with lenders out of a total of 11 uncommitted financing arrangements (six uncommitted secured and five uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

The following table presents our borrowings on uncommitted financing arrangements, all of which were in RJ&A.

$ in millions	September 30, 2019
Outstanding borrowing amount:
Uncommitted secured	$150
Uncommitted unsecured	—
Total outstanding borrowing amount	$150

Other financings

RJ Bank had $875 million in FHLB borrowings outstanding at September 30, 2019, comprised of floating-rate advances totaling $850 million and a $25 million fixed-rate advance, all of which were secured by a blanket lien on RJ Bank’s residential mortgage loan portfolio (see Note 14 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding these borrowings). RJ Bank had an additional $2.41 billion in immediate credit available from the FHLB as of September 30, 2019 and, with the pledge of additional eligible collateral to the FHLB, total available credit of 30% of total assets.

RJ Bank is eligible to participate in the FRB’s discount-window program; however, we do not view borrowings from the FRB as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the FRB, and is secured by pledged C&I loans.

We act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another.  Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by clients or the firm.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balances related to the securities loaned included in “Securities loaned” on our Consolidated Statements of Financial Condition of this Form 10-K, in the amount of $323 million as of September 30, 2019. See Note 2 and Note 7 of the Notes to Consolidated Financial Statements of this Form 10-K for more information on our securities borrowed and securities loaned.

From time to time we purchase securities under agreements to resell (“reverse repurchase agreements”) and sell securities under agreements to repurchase (“repurchase agreements”).  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balances of the repurchase agreements included in “Securities sold under agreements to repurchase”

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

on our Consolidated Statements of Financial Condition of this Form 10-K, in the amount $150 million as of September 30, 2019. These balances are reflected in the preceding table of uncommitted financing arrangements. Such financings are generally collateralized by non-customer, RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements.

The average daily balance outstanding during the five most recent quarters, the maximum month-end balance outstanding during the quarter and the period-end balances for repurchase agreements and reverse repurchase agreements is detailed in the following table.

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
September 30, 2019	$170	$158	$150	$334	$343	$343
June 30, 2019	$211	$212	$165	$442	$479	$411
March 31, 2019	$172	$210	$210	$358	$447	$447
December 31, 2018	$171	$189	$156	$413	$479	$399
September 30, 2018	$117	$186	$186	$355	$376	$373

At September 30, 2019, in addition to the financing arrangements previously described, we had $19 million outstanding on a mortgage loan for our St. Petersburg, Florida home-office complex that is included in “Other borrowings” on our Consolidated Statements of Financial Condition of this Form 10-K.

At September 30, 2019, we had aggregate outstanding senior notes payable of $1.55 billion. Our senior notes payable, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $250 million par 5.625% senior notes due 2024, $500 million par 3.625% senior notes due 2026, and $800 million par 4.95% senior notes due 2046. See Note 15 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information.

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

Should our credit rating be downgraded prior to a public debt offering, it is probable that we would have to offer a higher rate of interest to bond holders.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable.  A downgrade below investment grade could result in the termination of certain derivative contracts and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions (see Note 6 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information). A credit downgrade could damage our reputation and result in certain counterparties limiting their business with us, result in negative comments by analysts, potentially negatively impact investor and/or clients’ perception of us, and cause a decline in our stock price. None of our borrowing arrangements contains a condition or event of default related to our credit ratings. However, a credit downgrade would result in the firm incurring a higher facility fee on the $500 million Credit Facility, in addition to triggering a higher interest rate applicable to any borrowings outstanding on that line as of and subsequent to such downgrade. Conversely, an improvement in RJF’s current credit rating could have a favorable impact on the facility fee, as well as the interest rate applicable to any borrowings on such line.

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed while others are company-directed. Certain policies which we could readily borrow against had a cash surrender value of

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

$566 million as of September 30, 2019, comprised of $336 million related to employee-directed plans and $230 million related to company-directed plans, and we were able to borrow up to 90%, or $509 million, of the September 30, 2019 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of September 30, 2019.

On May 18, 2018, we filed a “universal” shelf registration statement with the SEC pursuant to which we can issue debt, equity and other capital instruments if and when necessary or perceived by us to be opportune. Subject to certain conditions, this registration statement will be effective through May 18, 2021.

See the Contractual obligations section of this MD&A for information regarding our contractual obligations.

Statement of financial condition analysis

The assets on our consolidated statements of financial condition consisted primarily of cash and cash equivalents (a large portion of which is segregated for the benefit of clients), receivables (including bank loans), financial instruments held for either trading purposes or as investments, and other assets.  A significant portion of our assets were liquid in nature, providing us with flexibility in financing our business.

Total assets of $38.83 billion as of September 30, 2019 were $1.42 billion, or 4%, greater than our total assets as of September 30, 2018. The increase in assets was primarily due to a $1.37 billion increase in net bank loans and a $397 million increase in our available-for-sale securities portfolio, in line with our growth plan for such assets. Offsetting these increases, brokerage client receivables decreased $672 million.

As of September 30, 2019, our total liabilities of $32.19 billion were $1.23 billion, or 4%, greater than our total liabilities as of September 30, 2018. The increase in total liabilities included a $2.34 billion increase in bank deposits, primarily due to higher RJBDP balances held at RJ Bank. Offsetting this increase was a decrease in brokerage client payables of $1.26 billion, primarily due to a decline in client cash held in our CIP as of September 30, 2019.

Contractual obligations

The following table sets forth our contractual obligations and payments due thereunder by fiscal year.

		Year ended September 30,
$ in millions	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt obligations:
Senior notes payable - principal	$1,550	$—	$—	$—	$—	$250	$1,300
Long-term portion of other borrowings	889	—	881	6	2	—	—
Total long-term debt obligations	2,439	—	881	6	2	250	1,300
Contractual interest payments	1,286	87	73	73	73	72	908
Operating lease obligations	519	103	95	79	66	49	127
Purchase obligations	349	153	70	49	31	24	22
Other long-term liabilities:
Certificates of deposit (including interest)	639	215	77	140	117	90	—
Other	5	2	2	1	—	—	—
Total other long-term liabilities	644	217	79	141	117	90	—
Total contractual obligations	$5,237	$560	$1,198	$348	$289	$485	$2,357

Contractual interest payments represent estimated future interest payments related to our senior notes, mortgage note payable, FHLB advances, and unsecured borrowings with original maturities greater than one year based on applicable interest rates at September 30, 2019. Estimated future interest payments for FHLB advances include the effect of the related interest rate hedges, which swap variable interest rate payments to fixed interest payments. See Notes 14 and 15 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our other borrowings and senior notes payable.

In the normal course of our business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. Purchase obligations for purposes of this table include amounts associated with agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms including: minimum quantities

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Our most significant purchase obligations are vendor contracts for data services, communication services, processing services, computer software contracts and our stadium naming rights contract which goes through 2027. Most of our contracts have provisions for early termination. For purposes of this table, we have assumed we would not pursue early termination of such contracts.

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

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of September 30, 2019, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF and RJ Bank were categorized as “well-capitalized” as of September 30, 2019. The maintenance of certain risk-based and other regulatory capital levels could impact various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities.

See Note 22 of the Notes to Consolidated Financial Statements of this Form 10-K for information on regulatory capital requirements.

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

Valuation of financial instruments

The use of fair value to measure financial instruments, with related gains or losses recognized on our Consolidated Statements of Income and Comprehensive Income, is fundamental to our financial statements and our risk management processes. “Financial instruments owned” and “Financial instruments sold but not yet purchased” are reflected on the Consolidated Statements of Financial Condition at fair value. Unrealized gains and losses related to these financial instruments are reflected in our net income or our other comprehensive income/(loss) (“OCI”), depending on the underlying purpose of the instrument.

We measure the fair value of our financial instruments in accordance with GAAP, which defines fair value, establishes a framework that we use to measure fair value, and provides for certain disclosures in our financial statements. Fair value is defined by GAAP as the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability.

In determining the fair value of our financial instruments, we use various valuation approaches, including market and/or income approaches. Our fair value measurements reflect assumptions that we believe market participants would use in pricing the asset or liability at the measurement date. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs and minimizes the use of unobservable prices and inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels: Level 1 represents quoted prices in active markets for identical instruments; Level 2 represents valuations based on inputs other than quoted prices in active markets, but for which all significant inputs are observable; and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and, therefore, requires the greatest use of judgment. The availability of observable inputs can vary from instrument to instrument and, in certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument’s level within the fair

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement of an instrument requires judgment and consideration of factors specific to the instrument.

The fair values for certain of our financial instruments are derived using pricing models and other valuation techniques that involve management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments which are actively traded will generally have a higher degree of price transparency than financial instruments that are less frequently traded. As a result, the valuation of certain financial instruments included management judgment in determining the relevance and reliability of market information available. These instruments are classified in Level 3 of the fair value hierarchy.

See Notes 2 and 4 of the Notes to Consolidated Financial Statements of this Form 10-K for further information about the level within the fair value hierarchy, specific valuation techniques and inputs, and other significant accounting policies pertaining to financial instruments at fair value.

Loss provisions

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K. In addition, refer to Note 17 of the Notes to the Consolidated Financial Statements of this Form 10-K for information regarding legal and regulatory matter contingencies as of September 30, 2019.

Loan loss provisions arising from operations of RJ Bank

We provide an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in RJ Bank’s loan portfolio. Refer to Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K for discussion of RJ Bank’s policies regarding the allowance for loan losses, and refer to Note 8 of the Notes to Consolidated Financial Statements of this Form 10-K for quantitative information regarding the allowance balance as of September 30, 2019.

At September 30, 2019, the amortized cost of all RJ Bank loans was $21.11 billion and the allowance for loan losses was $218 million, which was 1.04% of the held for investment loan portfolio.

Our process of evaluating probable loan losses includes a complex analysis of several quantitative and qualitative factors, requiring management judgment. As a result, the allowance for loan losses could be insufficient to cover actual losses. In such an event, any losses in excess of our allowance would result in a decrease in our net income, as well as a decrease in the level of regulatory capital.

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
Management’s Discussion and Analysis

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

Governance

Our Board of Directors oversees the firm’s management and mitigation of risk, setting a culture that encourages ethical conduct and risk management throughout the firm.  Senior management communicates and reinforces this culture through three lines of risk management and a number of senior-level management committees.  Our first line of risk management, which includes all of our businesses, owns its risks and is responsible for helping to identify, escalate, and mitigate risks arising from its day-to-day activities.  The second line of risk management - which includes the Compliance, Legal, and Risk Management departments - supports and provides guidance, advice, and oversight to client-facing businesses and other first-line risk management functions in identifying and mitigating risk. The second line of risk management also tests and monitors the effectiveness of controls, escalates risks when appropriate, and reports on these risks.  The third line of risk management, Internal Audit, independently reviews activities conducted by the previous lines of risk management to assess their management and mitigation of risk, providing additional assurance to the Board of Directors and senior management, with a view toward enhancing our oversight, management, and mitigation of risk.

Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our trading inventory, derivatives and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and, to a lesser extent, through our banking operations. Our broker-dealer subsidiaries, primarily RJ&A, act as market makers in equity and debt securities and maintain inventories in order to ensure availability of securities and to facilitate client transactions. We also hold investments in agency MBS and CMOs within RJ Bank’s available-for-sale securities portfolio, and from time-to-time may hold SBA loan securitizations not yet transferred.

See Notes 2, 4, 5 and 6 of the Notes to Consolidated Financial Statements of this Form 10-K for fair value and other information regarding our trading inventories, available-for-sale securities and derivative instruments.

Changes in value of our trading inventory may result from fluctuations in interest rates, credit spreads, equity prices, macroeconomic factors, asset liquidity and dynamic relationships among these factors. We manage our trading inventory by product type and have established trading desks with responsibility for particular product types. Our primary method of controlling risk in our trading inventory is through the establishment and monitoring of risk-based limits and limits on the dollar amount of securities positions held overnight in inventory. A hierarchy of limits exists at multiple levels including firm, division, trading desk (e.g., for OTC equities, corporate bonds, municipal bonds), product sub-type (e.g., below-investment-grade positions) and individual trader. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed daily to senior management. Trading positions are carefully monitored for potential limit violations. Management likewise monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For our derivatives positions, which are composed primarily of interest rate swaps but include futures contracts and forward foreign exchange contracts, we monitor daily exposure against established limits with respect to a number of factors, including interest rates, foreign exchange spot and forward rates, spread, ratio, basis and volatility risk, both for the total portfolio and by maturity period.

In the normal course of business, we enter into underwriting commitments. RJ&A and RJ Ltd., as a lead or co-lead manager or syndicate member in underwritings, may be subject to market risk on any unsold shares issued in offerings to which we are committed. Risk exposure is controlled by limiting participation, the deal size or through the syndication process.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Interest rate risk

Trading activities

We are exposed to interest rate risk as a result of our trading inventory (primarily comprised of fixed income instruments) in our Capital Markets segment. We actively manage the interest rate risk arising from our fixed income trading securities through the use of hedging strategies that involve U.S. Treasury securities, futures contracts, liquid spread products and derivatives.

We monitor the Value-at-Risk (“VaR”) for all of our trading portfolios on a daily basis. VaR is an appropriate statistical technique for estimating potential losses in trading portfolios due to typical adverse market movements over a specified time horizon with a suitable confidence level. We apply the Fed’s Market Risk Rule (“MRR”) for the purpose of calculating our capital ratios. The MRR, also known as the “Risk-Based Capital Guidelines: Market Risk” rule released by the Fed, OCC and FDIC, requires us to calculate VaR for all of our trading portfolios, including fixed income, equity, foreign exchange and derivatives.

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

The Fed’s MRR requires us to perform daily back testing procedures of our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income and intraday trading. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the year ended September 30, 2019, our regulatory-defined daily loss in our trading portfolios exceeded our predicted VaR once.

The following table sets forth the high, low, period-end and daily average VaR for all of our trading portfolios, including fixed income, equity and derivative instruments, for the period and dates indicated.

	Year ended September 30, 2019		Period end VaR			For the year ended September 30,
$ in millions	High	Low	September 30, 2019	September 30, 2018	$ in millions	2019	2018
Daily VaR	$2	$1	$1	$1	Daily average VaR	$1	$1

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

Separately, RJF provides additional market risk disclosures to comply with the MRR. The results of the application of this market risk capital rule are available on our website under https://www.raymondjames.com/investor-relations/financial-information/filings-and-reports within “Other Reports and Information.”

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

Banking operations

RJ Bank maintains an earning asset portfolio that is comprised of cash, C&I loans, tax-exempt loans, commercial and residential real estate loans, SBL and other loans, as well as agency MBS and CMOs (held in the available-for-sale securities portfolio), SBA loan securitizations and a trading portfolio of corporate loans.  These earning assets are primarily funded by client deposits.  Based on its current earning asset portfolio, RJ Bank is subject to interest rate risk.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. This committee uses several measures to monitor and limit RJ Bank’s interest rate risk, including scenario analysis and economic value of equity.

RJ Bank uses simulation models and estimation techniques to assess the sensitivity of net interest income to movements in interest rates. To ensure that RJ Bank remains within its tolerances established for net interest income, a sensitivity analysis of net interest income to interest rate conditions is estimated under a variety of scenarios. The model estimates the sensitivity by calculating interest income and interest expense in a dynamic balance sheet environment using current repricing, prepayment, and reinvestment of cash flow assumptions over a twelve month time horizon. Various interest rate scenarios are modeled in order to determine the effect those scenarios may have on net interest income. Scenarios presented include instantaneous interest rate shocks of up 100 and 200 basis points and down 100 basis points. While not presented, additional rate scenarios are performed, including interest rate ramps and yield curve shifts that may more realistically mimic the speed of potential interest rate movements. RJ Bank also performs simulations on time horizons up to five years to assess longer term impacts to various interest rate scenarios. On a quarterly basis, RJ Bank tests expected model results to actual performance. Additionally, any changes made to key assumptions in the model are documented and approved by RJ Bank’s Asset Liability Management Committee.

We utilize a hedging strategy using interest rate swaps as a result of RJ Bank’s asset and liability management process previously described.  For further information regarding this hedging strategy, see Notes 2 and 6 of the Notes to Consolidated Financial Statements of this Form 10-K.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12-month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model.

Instantaneous changes in rate	Net interest income ($ in millions)	Projected change in net interest income
+200	$903	1.69%
+100	$916	3.15%
0	$888	—
-100	$745	(16.10)%

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-K for a discussion of the impact changes in short-term interest rates could have on the firm’s operations.

The following table shows the contractual maturities of RJ Bank’s loan portfolio at September 30, 2019, including contractual principal repayments.  This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table. Loan amounts in the table exclude unearned income and deferred expenses.

	Due in
$ in millions	One year or less	> One year – five years	> 5 years	Total
Loans held for investment:
C&I loans	$139	$4,222	$3,737	$8,098
CRE construction loans	53	132	—	185
CRE loans	369	2,722	561	3,652
Tax-exempt loans	—	44	1,197	1,241
Residential mortgage loans	—	5	4,449	4,454
SBL and other	3,305	44	—	3,349
Total loans held for investment	3,866	7,169	9,944	20,979
Loans held for sale	—	14	118	132
Total loans	$3,866	$7,183	$10,062	$21,111

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at September 30, 2019. Loan amounts in the table exclude unearned income and deferred expenses.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
Loans held for investment:
C&I loans	$104	$7,855	$7,959
CRE construction loans	—	132	132
CRE loans	107	3,176	3,283
Tax-exempt loans	1,241	—	1,241
Residential mortgage loans	235	4,219	4,454
SBL and other	2	42	44
Total loans held for investment	1,689	15,424	17,113
Loans held for sale	5	127	132
Total loans	$1,694	$15,551	$17,245

Contractual loan terms for C&I, CRE, CRE construction and residential mortgage loans may include an interest rate floor, cap and/or fixed interest rates for a certain period of time, which would impact the timing of the interest rate reset for the respective loan. See the discussion within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk - Risk monitoring process” section of this Form 10-K for additional information regarding RJ Bank’s interest-only residential mortgage loan portfolio.

In our RJ Bank available-for-sale securities portfolio, we hold primarily fixed-rate agency MBS and CMOs which were carried at fair value on our Consolidated Statements of Financial Condition at September 30, 2019, with changes in the fair value of the portfolio recorded through OCI on our Consolidated Statements of Income and Comprehensive Income. At September 30, 2019, our RJ Bank available-for-sale securities portfolio had a fair value of $3.09 billion with a weighted-average yield of 2.40% and average expected duration of three years. See Note 5 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Equity price risk

We are exposed to equity price risk as a result of our capital markets activities. Our broker-dealer activities are primarily client-driven, with the objective of meeting clients’ needs while earning revenues to compensate for the risk associated with carrying inventory.  We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions throughout each day and establishing position limits.

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries, as well as transactions and resulting balances denominated in a currency other than the U.S. dollar. For example, a portion of our bank loan portfolio includes loans which are denominated in Canadian dollars totaling $1.10 billion and $1.05 billion at September 30, 2019 and 2018, respectively. A portion of such loans are held by RJ Bank’s Canadian subsidiary, which is discussed in the following sections.

Investments in foreign subsidiaries

RJ Bank has an investment in a Canadian subsidiary, resulting in foreign exchange risk. To mitigate its foreign exchange risk, RJ Bank utilizes short-term, forward foreign exchange contracts. These derivatives are primarily accounted for as net investment hedges in the consolidated financial statements. See Notes 2 and 6 of the Notes to Consolidated Financial Statements of this Form 10-K for further information regarding these derivatives.

We had foreign exchange risk in our investment in RJ Ltd. of CAD 358 million at September 30, 2019, which was not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in OCI on our Consolidated Statements of Income and Comprehensive Income. See Note 18 of the Notes to Consolidated Financial Statements of this Form 10-K for further information regarding our components of OCI.

We also have foreign exchange risk associated with our investments in subsidiaries located in Europe. These investments are not hedged and we do not believe we have material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Transactions and resulting balances denominated in a currency other than the U.S. dollar

We are subject to foreign exchange risk due to our holdings of cash and certain other assets and liabilities resulting from transactions denominated in a currency other than the U.S. dollar. Any currency-related gains/losses arising from these foreign currency denominated balances are reflected in “Other” revenues in our Consolidated Statements of Income and Comprehensive Income. The foreign exchange risk associated with a portion of such transactions and balances denominated in foreign currency are mitigated utilizing short-term, forward foreign exchange contracts. Such derivatives are not designated hedges and therefore, the related gains/losses associated with these contracts are included in “Other” revenues in our Consolidated Statements of Income and Comprehensive Income. See Note 6 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our derivatives.

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

Our client activities involve the execution, settlement, and financing of various transactions on behalf of our clients. Client activities are transacted on either a cash or margin basis. Credit exposure results from client margin accounts, which are monitored daily and are collateralized. We monitor exposure to industry sectors and individual securities and perform analysis on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions. In addition, when clients execute a purchase, we are at some risk that the client will renege on the trade. If this occurs, we may have to liquidate the position at a loss. However, most retail clients have available funds in the account before the trade is executed.

We offer loans to financial advisors and certain other key revenue producers primarily for recruiting, transitional cost assistance and retention purposes. We have credit risk and may incur a loss in the event that such borrower declares bankruptcy or is no longer affiliated with us. Historically, such losses have not been significant due to our strong advisor retention and successful collection efforts.

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

RJ Bank’s strategy for credit risk management includes well-defined credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all corporate, tax-exempt, residential, SBL and other credit exposures. The strategy also includes diversification on a geographic, industry and customer level, regular credit examinations and management reviews of all corporate and tax-exempt loans as well as individual delinquent residential loans. The credit risk management process also includes an annual independent review of the credit risk monitoring process that performs assessments of compliance with credit policies, risk ratings, and other critical credit information. RJ Bank seeks to identify potential problem loans early, record any necessary risk rating changes and charge-offs promptly, and maintain appropriate reserve levels for probable inherent losses. RJ Bank utilizes a comprehensive credit risk rating system to measure the credit quality of individual corporate and tax-exempt loans and related unfunded lending

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

commitments, including the probability of default and/or loss given default of each corporate and tax-exempt loan and commitment outstanding. For its SBL and residential mortgage loans, RJ Bank utilizes the credit risk rating system used by bank regulators in measuring the credit quality of each homogeneous class of loans.

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

SBL and other:  Loans in this segment are collateralized generally by the borrower’s marketable securities at advance rates consistent with industry standards. These loans are monitored daily for adherence to LTV guidelines and when a loan exceeds the required LTV, a collateral call is issued. Past due loans are minimal as any past due amounts result in a notice to the client for payment or the potential sale of the collateral which will bring the loan to a current status.

In evaluating credit risk, RJ Bank considers trends in loan performance, the level of allowance coverage relative to similar banking institutions, industry or customer concentrations, the loan portfolio composition and macroeconomic factors. These factors have a potentially negative impact on loan performance and net charge-offs. However, during fiscal year 2019, corporate borrowers have continued to access the markets for new equity and debt.

Several factors were taken into consideration in evaluating the allowance for loan losses at September 30, 2019, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate. There was no material change in RJ Bank’s methodology for determining the allowance for loan losses during the year ended September 30, 2019.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table presents RJ Bank’s changes in the allowance for loan losses.

	Year ended September 30,
$ in millions	2019	2018	2017	2016	2015
Allowance for loan losses beginning of year	$203	$190	$197	$172	$148
Provision for loan losses	22	20	13	28	24
Charge-offs:
C&I loans	(2)	(10)	(26)	(3)	(1)
CRE loans	(5)	—	—	—	—
Residential mortgage loans	(1)	—	(1)	(1)	(2)
Total charge-offs	(8)	(10)	(27)	(4)	(3)
Recoveries:
CRE loans	—	—	5	—	4
Residential mortgage loans	2	2	1	1	1
Total recoveries	2	2	6	1	5
Net (charge-offs)/recoveries	(6)	(8)	(21)	(3)	2
Foreign exchange translation adjustment	(1)	1	1	—	(2)
Allowance for loan losses end of year	$218	$203	$190	$197	$172
Allowance for loan losses to total bank loans outstanding	1.04%	1.04%	1.11%	1.30%	1.32%

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

	Year ended September 30,
	2019		2018		2017
$ in millions	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
C&I loans	$(2)	0.02%	$(10)	0.13%	$(26)	0.35%
CRE loans	(5)	0.14%	—	—	5	0.18%
Residential mortgage loans	1	0.02%	2	0.06%	—	—
Total	$(6)	0.04%	$(8)	0.04%	$(21)	0.13%

	Year ended September 30,
	2016		2015
$ in millions	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
C&I loans	$(3)	0.04%	$(1)	0.01%
CRE loans	—	—	4	0.22%
Residential mortgage loans	—	—	(1)	0.02%
Total	$(3)	0.02%	$2	0.02%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The level of nonperforming loans is another indicator of potential future credit losses. The following tables present the nonperforming loans balance and total allowance for loan losses balance for the periods presented.

	September 30,
	2019		2018		2017
$ in millions	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
Loans held for investment:
C&I loans	$19	$139	$2	$123	$5	$120
CRE construction loans	—	3	—	3	—	1
CRE loans	8	46	—	47	—	42
Tax-exempt loans	—	9	—	9	—	6
Residential mortgage loans	16	16	23	17	34	17
SBL and other	—	5	—	4	—	4
Total	$43	$218	$25	$203	$39	$190
Total nonperforming loans as a % of RJ Bank total loans	0.21%		0.12%		0.23%

	September 30,
	2016		2015
$ in millions	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
Loans held for investment:
C&I loans	$35	$138	$—	$118
CRE construction loans	—	1	—	3
CRE loans	4	36	5	30
Tax-exempt loans	—	4	—	6
Residential mortgage loans	42	13	48	12
SBL and other	—	5	—	3
Total	$81	$197	$53	$172
Total nonperforming loans as a % of RJ Bank total loans	0.53%		0.40%

Included in nonperforming residential mortgage loans were $9 million in loans for which $5 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance. See Note 8 in the Notes to the Consolidated Financial Statements of this Form 10-K for loan categories as a percentage of total loans receivable.

The nonperforming loan balances in the preceding table exclude $12 million, $12 million, $14 million, $14 million and $15 million as of September 30, 2019, 2018, 2017, 2016, and 2015, respectively, of residential troubled debt restructurings (“TDRs”) which were returned to accrual status in accordance with our policy. Total nonperforming assets, including other real estate acquired in the settlement of residential mortgages, amounted to $46 million, $28 million, $44 million, $86 million and $57 million as of September 30, 2019, 2018, 2017, 2016, and 2015, respectively. Total nonperforming assets as a percentage of RJ Bank total assets was 0.18%, 0.12%, 0.21%, 0.50% and 0.39% as of September 30, 2019, 2018, 2017, 2016, and 2015 respectively.
Loan underwriting policies

A component of RJ Bank’s credit risk management strategy is conservative, well-defined policies and procedures. RJ Bank’s underwriting policies for the major types of loans are described in the following sections.

Residential mortgage and SBL and other loan portfolios

RJ Bank’s residential mortgage loan portfolio consists of first mortgage loans originated by RJ Bank via referrals from our PCG financial advisors and the general public, as well as first mortgage loans purchased by RJ Bank. All of RJ Bank’s residential mortgage loans adhere to strict underwriting parameters pertaining to credit score and credit history, debt-to-income ratio of the borrower, LTV and combined LTV (including second mortgage/home equity loans). As of September 30, 2019, approximately 70% of the residential loans were fully documented loans to industry standards and 96% of the residential mortgage loan portfolio consisted of owner-occupant borrowers (78% for their primary residences and 18% for second home residences). Approximately 30% of the first lien residential mortgage loans were adjustable rate mortgage loans, which receive interest-only payments based on a fixed rate for an initial period of the loan and then become fully amortizing, subject to annual and lifetime interest rate caps. A significant portion of our originated

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

15 or 30-year fixed-rate mortgage loans are sold in the secondary market. RJ Bank’s SBL and other portfolio is comprised primarily of loans fully collateralized by client’s marketable securities and represented 16% of RJ Bank’s total loan portfolio as of September 30, 2019. The underwriting policy for the SBL and other portfolio primarily includes a review of collateral, including LTV, with a limited review of repayment history.

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

Residential mortgage and SBL and other loan portfolios

The collateral securing RJ Bank’s SBL and other portfolio is monitored on a recurring basis, with marketable collateral monitored on a daily basis. Collateral adjustments are made by the borrower as necessary to ensure RJ Bank’s loans are adequately secured, resulting in minimizing its credit risk. Collateral calls have been minimal relative to our SBL and other portfolio with no losses incurred to date.

We track and review many factors to monitor credit risk in RJ Bank’s residential mortgage loan portfolio. The factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, borrower credit scores, level of documentation, loan purpose, geographic concentrations, average loan size and LTV ratios.  These measures, while considered and reviewed in establishing the allowance for loan losses, have not resulted in any material adjustments to RJ Bank’s historical loss rates.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table presents a summary of delinquent residential mortgage loans, the vast majority of which are first mortgage loans, which are comprised of loans which are two or more payments past due as well as loans in the process of foreclosure.

	Amount of delinquent residential loans			Delinquent residential loans as a percentage of outstanding loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
September 30, 2019	2	10	12	0.04%	0.22%	0.26%
September 30, 2018	2	13	15	0.06%	0.33%	0.39%

Our September 30, 2019 percentage continues to compare favorably to the national average for over 30 day delinquencies of 2.77%, as most recently reported by the Fed.

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. With all residential first mortgages serviced by a third party, the primary collection effort resides with the servicer. RJ Bank personnel direct and actively monitor the servicers’ efforts through extensive communications regarding individual loan status changes and requirements of timely and appropriate collection or property management actions and reporting, including management of third parties used in the collection process (appraisers, attorneys, etc.). Additionally, every residential mortgage loan over 60 days past due is reviewed by RJ Bank personnel monthly and documented in a written report detailing delinquency information, balances, collection status, appraised value, and other data points. RJ Bank senior management meets quarterly to discuss the status, collection strategy and charge-off recommendations on every residential mortgage loan over 60 days past due. Updated collateral valuations are obtained for loans over 90 days past due and charge-offs are taken on individual loans based on these valuations.

Credit risk is also managed by diversifying the residential mortgage portfolio. The following table details the geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans.

	September 30, 2019
	Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans
CA	25.4%	5.4%
FL	16.8%	3.6%
TX	8.0%	1.7%
NY	7.6%	1.6%
CO	3.7%	0.8%

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At September 30, 2019 and 2018, these loans totaled $1.29 billion and $992 million, respectively, or approximately 30% and 25% of the residential mortgage portfolio, respectively.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at September 30, 2019, begins amortizing is 6.1 years.

A component of credit risk management for the residential portfolio is the LTV ratio and borrower credit score at origination or purchase. The most recent weighted-average LTV ratios and FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio were 64% and 761, respectively.

Corporate and tax-exempt loans

Credit risk in RJ Bank’s corporate and tax-exempt loan portfolios is monitored on an individual loan basis for trends in borrower operating performance, payment history, credit ratings, collateral performance, loan covenant compliance, semi-annual SNC exam results, municipality demographics and other factors including industry performance and concentrations. As part of the credit review process, the loan grade is reviewed at least quarterly to confirm the appropriate risk rating for each credit. The individual loan ratings resulting from the SNC exams are incorporated in RJ Bank’s internal loan ratings when the ratings are received and if the SNC rating is lower on an individual loan than RJ Bank’s internal rating, the loan is downgraded. While RJ Bank considers historical SNC exam results in its loan ratings methodology, differences between the SNC exam and internal ratings on individual loans typically arise due to subjectivity of the loan classification process. These differences may result in additional provision for loan losses in periods when SNC exam results are received. See Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K, specifically the “Bank loans, net” section, for additional information on RJ Bank’s allowance for loan loss policies.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Credit risk is managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The following table details the industry concentrations (top five categories) of RJ Bank’s corporate loans.

	September 30, 2019
	Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans
Office real estate	7.8%	4.3%
Business systems and services	7.8%	4.3%
Automotive/transportation	5.8%	3.2%
Hospitality	5.7%	3.2%
Consumer products and services	4.7%	2.6%

Liquidity risk

See the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-K for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cybersecurity incidents. See Item 1A “Risk Factors” of this Form 10-K for a discussion of certain cybersecurity risks. We operate different businesses in diverse markets and are reliant on the ability of our employees and systems to process a large number of transactions. These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes and complexity. In the event of a breakdown or improper operation of systems or improper action by employees, we could suffer financial loss, regulatory sanctions and damage to our reputation. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization and within such departments as Finance, Operations, Information Technology, Legal, Compliance, Risk Management and Internal Audit. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate.

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

As more fully described in the discussion of our business technology risks included in various risk factors presented in Item 1A “Risk Factors” of this Form 10-K, despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, cyberattacks and other information security breaches, and other events that could have an impact on the security and stability of our operations.  To-date, we have not experienced any material losses relating to cyberattacks or other information security breaches; however, there can be no assurances that we will not suffer such losses in the future.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Directors. MRM assumes responsibility for the independent and effective challenge of model completeness, integrity and design based on intended use.

Compliance risk

Compliance risk is the risk of legal or regulatory sanctions, financial loss, or reputational damage that the firm may suffer from a failure to comply with applicable laws, external standards, or internal requirements.

We have established a framework to oversee, manage, and mitigate compliance risk throughout the firm, both within and across businesses, functions, legal entities, and jurisdictions. The framework includes roles and responsibilities for the Board of Directors, senior management, and all three lines of risk management. This framework also includes programs and processes through which the firm identifies, assesses, controls, measures, monitors, and reports on compliance risk and provides compliance-related training throughout the firm. The Compliance department - part of the second line of risk management - plays a key leadership role in the oversight, management, and mitigation of compliance risk throughout Raymond James. It does this by conducting an annual compliance risk assessment, carrying out monitoring and testing activities, implementing policies, training associates on compliance-related topics, and reporting compliance risk-related issues and metrics to the Board of Directors and senior management, among other activities.

We continue to devote resources to expand and support the firm’s compliance risk management framework, including the enhancement of processes and controls to help the firm meet its obligations to oversee, manage, and mitigate compliance risk. We also continue to invest in technology to improve our associates’ ability to monitor and detect compliance risk.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries (the Company) as of September 30, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 26, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the allowance for loan losses related to both the commercial and industrial (C&I) and the commercial real estate (CRE) loan portfolios that are collectively evaluated for impairment

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company’s allowance for loan losses related to loans collectively evaluated for impairment (ALL) was based on quantitative historical loss rates adjusted by an estimate of the loss emergence period. The Company also adjusted the quantitative historical loss rates by considering qualitative factors that cause the estimated losses to differ from quantitatively calculated amounts. The Company recorded a total allowance for loan losses of $218 million as of September 30, 2019. Of that amount, the ALL for C&I loans was $133 million or 61% of the total allowance, and the ALL for CRE loans was $49 million or 22% of the total allowance.

We identified the assessment of the ALL related to the C&I and CRE loan portfolios as a critical audit matter because it required a significant degree of subjective auditor judgment and specialized industry knowledge and experience. There was subjectivity in performing procedures over key factors and assumptions used by the Company, including selection of proxy data used to develop loss rates and the evaluation of loss emergence periods. There were also subjective judgments and specialized knowledge needed to assess loan characteristics, such as loan risk ratings, and to evaluate the development and application of the ALL methodology and the use of qualitative factors.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s ALL process, including controls related to the (1) development and approval of the ALL methodology, (2) determination and calculation of key factors and assumptions as well as qualitative factors, and (3) analysis of the ALL results, trends, and ratios. We evaluated the relevance of the historical proxy data used to develop loss rates by comparing the Company’s C&I loan portfolio characteristics to the proxy data characteristics. In addition, we tested the CRE loss estimates by comparing them to loss data from independently determined industry peer groups. We evaluated the loss emergence period by testing the loss triggering and confirmation dates for a selection of loans. We assessed how the underlying assumptions used by the Company incorporated accurate metrics and other information and were applied in accordance with the qualitative framework. In addition, we involved credit risk professionals with specialized industry knowledge and experience, who assisted in testing the Company’s process, including:

•
evaluating the Company’s ALL methodology to determine if it is sufficiently structured, transparent, and repeatable to produce an estimate that is compliant with U.S. generally accepted accounting principles,

•	performing credit file reviews on a selection of loans to assess loan characteristics, such as loan risk ratings, and

•	evaluating the conceptual soundness of the qualitative framework to determine if it identified the relevant incremental risks not captured by the quantitative estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.

Tampa, Florida
November 26, 2019

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
$ in millions, except per share amounts	2019	2018
Assets:
Cash and cash equivalents	$3,957	$3,500
Cash segregated pursuant to regulations	2,014	2,441
Securities purchased under agreements to resell	343	373
Securities borrowed	248	255
Financial instruments, at fair value:
Trading instruments ($535 and $465 pledged as collateral)	708	702
Available-for-sale securities ($24 and $20 pledged as collateral)	3,093	2,696
Derivative assets	338	180
Other investments ($32 and $25 pledged as collateral)	365	349
Brokerage client receivables, net	2,671	3,343
Receivables from brokers, dealers and clearing organizations	281	257
Other receivables	549	592
Bank loans, net	20,891	19,518
Loans to financial advisors, net	983	925
Property and equipment, net	527	486
Deferred income taxes, net	231	203
Goodwill and identifiable intangible assets, net	611	639
Other assets	1,020	954
Total assets	$38,830	$37,413

Liabilities and shareholders’ equity:
Bank deposits	$22,281	$19,942
Securities sold under agreements to repurchase	150	186
Securities loaned	323	423
Financial instruments sold but not yet purchased, at fair value:
Trading instruments	296	235
Derivative liabilities	313	247
Brokerage client payables	4,361	5,625
Payables to brokers, dealers and clearing organizations	229	206
Accrued compensation, commissions and benefits	1,272	1,189
Other payables	518	459
Other borrowings	894	899
Senior notes payable	1,550	1,550
Total liabilities	32,187	30,961
Commitments and contingencies (see Note 17)
Shareholders’ equity
Preferred stock; $.10 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 158,435,030 and 156,363,615 shares issued as of September 30, 2019 and 2018, respectively, and 137,841,952 and 145,642,437 shares outstanding as of September 30, 2019 and 2018, respectively	2	2
Additional paid-in capital	1,938	1,808
Retained earnings	5,874	5,032
Treasury stock, at cost; 20,593,078 and 10,693,026 common shares as of September 30, 2019 and 2018, respectively	(1,210)	(447)
Accumulated other comprehensive loss	(23)	(27)
Total equity attributable to Raymond James Financial, Inc.	6,581	6,368
Noncontrolling interests	62	84
Total shareholders’ equity	6,643	6,452
Total liabilities and shareholders’ equity	$38,830	$37,413

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended September 30,
in millions, except per share amounts	2019	2018	2017
Revenues:
Asset management and related administrative fees	$3,451	$3,119	$2,471
Brokerage revenues:
Securities commissions	1,450	1,626	1,578
Principal transactions	357	329	418
Total brokerage revenues	1,807	1,955	1,996
Account and service fees	738	713	612
Investment banking	596	501	491
Interest income	1,281	1,044	802
Other	150	144	153
Total revenues	8,023	7,476	6,525
Interest expense	(283)	(202)	(154)
Net revenues	7,740	7,274	6,371
Non-interest expenses:
Compensation, commissions and benefits	5,087	4,795	4,228
Non-compensation expenses:
Communications and information processing	373	352	297
Occupancy and equipment costs	218	202	191
Business development	194	181	155
Investment sub-advisory fees	94	92	79
Professional fees	85	74	55
Bank loan loss provision	22	20	13
Acquisition and disposition-related expenses	15	4	18
Losses on extinguishment of debt	—	—	46
Other	277	243	364
Total non-compensation expenses	1,278	1,168	1,218
Total non-interest expenses	6,365	5,963	5,446
Pre-tax income	1,375	1,311	925
Provision for income taxes	341	454	289
Net income	$1,034	$857	$636

Earnings per common share – basic	$7.32	$5.89	$4.43
Earnings per common share – diluted	$7.17	$5.75	$4.33
Weighted-average common shares outstanding – basic	141.0	145.3	143.3
Weighted-average common and common equivalent shares outstanding – diluted	144.0	148.8	146.6

Net income	$1,034	$857	$636
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	71	(42)	2
Currency translations, net of the impact of net investment hedges	(2)	(3)	16
Cash flow hedges	(61)	33	23
Total other comprehensive income/(loss), net of tax	$8	$(12)	$41
Total comprehensive income	$1,042	$845	$677

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year ended September 30,
$ in millions, except per share amounts	2019	2018	2017
Common stock, par value $.01 per share:
Balance beginning of year	$2	$2	$2
Share issuances	—	—	—
Balance end of year	2	2	2

Additional paid-in capital:
Balance beginning of year	1,808	1,645	1,499
Employee stock purchases	34	31	26
Exercise of stock options and vesting of restricted stock units, net of forfeitures	21	32	28
Restricted stock, stock option and restricted stock unit expense	107	98	91
Acquisition of noncontrolling interest and other	(32)	2	1
Balance end of year	1,938	1,808	1,645

Retained earnings:
Balance beginning of year	5,032	4,340	3,835
Net income attributable to Raymond James Financial, Inc.	1,034	857	636
Cash dividends declared (see Note 23)	(196)	(164)	(131)
Other	4	(1)	—
Balance end of year	5,874	5,032	4,340

Treasury stock:
Balance beginning of year	(447)	(390)	(363)
Purchases/surrenders	(759)	(45)	(9)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(4)	(12)	(18)
Balance end of year	(1,210)	(447)	(390)

Accumulated other comprehensive loss:
Balance beginning of year	(27)	(15)	(56)
Other comprehensive income/(loss), net of tax	8	(12)	41
Other	(4)	—	—
Balance end of year	(23)	(27)	(15)
Total equity attributable to Raymond James Financial, Inc.	$6,581	$6,368	$5,582

Noncontrolling interests:
Balance beginning of year	$84	$112	$146
Net income/(loss) attributable to noncontrolling interests	(14)	(6)	3
Capital contributions	2	—	10
Distributions and other	(10)	(22)	(47)
Balance end of year	62	84	112
Total shareholders’ equity	$6,643	$6,452	$5,694

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
$ in millions	2019	2018	2017
Cash flows from operating activities:
Net income	$1,034	$857	$636
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	112	99	84
Deferred income taxes	(23)	117	(12)
Premium and discount amortization on available-for-sale securities and (gain)/loss on other investments	14	21	(28)
Provisions for loan losses, legal and regulatory proceedings and bad debts	59	55	36
Share-based compensation expense	112	99	109
Unrealized gain on company-owned life insurance policies, net of expenses	(10)	(32)	(43)
Losses on extinguishment of debt	—	—	46
Goodwill impairment	19	—	—
Other	51	17	35
Net change in:
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	(8)	(5)	97
Securities loaned, net of securities borrowed	(93)	(78)	(262)
Loans provided to financial advisors, net of repayments	(79)	(87)	(51)
Brokerage client receivables and other accounts receivable, net	696	(518)	(54)
Trading instruments, net	41	(143)	57
Derivative instruments, net	(144)	73	58
Other assets	(85)	27	97
Brokerage client payables and other accounts payable	(1,231)	346	(1,133)
Accrued compensation, commissions and benefits	80	132	160
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	32	(96)	189
Jay Peak matter payments	—	—	(146)
Net cash provided by/(used in) operating activities	577	884	(125)

Cash flows from investing activities:
Additions to property and equipment	(138)	(134)	(190)
Increase in bank loans, net	(1,605)	(2,818)	(2,254)
Proceeds from sales of loans held for investment	235	193	333
Purchases of available-for-sale securities	(1,027)	(1,124)	(1,733)
Available-for-sale securities maturations, repayments and redemptions	644	495	299
Proceeds from sales of available-for-sale securities	—	45	94
Business acquisitions, net of cash acquired	(5)	(159)	—
Other investing activities, net	(1)	26	75
Net cash used in investing activities	(1,897)	(3,476)	(3,376)

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued from previous page)

	Year ended September 30,
$ in millions	2019	2018	2017
Cash flows from financing activities:
Proceeds from borrowings on the RJF Credit Facility	300	300	—
Repayment of borrowings on the RJF Credit Facility	(300)	(300)	—
Proceeds from/(repayments of) short-term borrowings, net	—	(610)	610
Proceeds from Federal Home Loan Bank advances	850	850	950
Repayments of Federal Home Loan Bank advances and other borrowed funds	(855)	(855)	(655)
Proceeds from senior note issuances, net of debt issuance costs paid	—	—	508
Extinguishment of senior notes payable	—	—	(650)
Premium paid on extinguishment of senior notes payable	—	—	(37)
Acquisition-related contingent consideration (paid)/received, net	—	(7)	3
Exercise of stock options and employee stock purchases	65	63	57
Increase in bank deposits	2,339	2,210	3,470
Purchases of treasury stock	(778)	(62)	(34)
Dividends on common stock	(191)	(151)	(127)
Acquisitions of and distributions to noncontrolling interests, net	(57)	(18)	(30)
Net cash provided by financing activities	1,373	1,420	4,065

Currency adjustment:
Effect of exchange rate changes on cash	(23)	(33)	47
Net increase/(decrease) in cash, cash equivalents, and cash segregated pursuant to regulations	30	(1,205)	611
Cash, cash equivalents, and cash segregated pursuant to regulations at beginning of year	5,941	7,146	6,535
Cash, cash equivalents, and cash segregated pursuant to regulations at end of year	$5,971	$5,941	$7,146

Cash and cash equivalents	$3,957	$3,500	$3,670
Cash segregated pursuant to regulations	2,014	2,441	3,476
Total cash, cash equivalents, and cash segregated pursuant to regulations at end of year	$5,971	$5,941	$7,146

Supplemental disclosures of cash flow information:
Cash paid for interest	$283	$201	$156
Cash paid for income taxes, net	$390	$231	$349

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Raymond James Financial, Inc. (“RJF,” the “firm” or the “Company”) is a financial holding company which, together with its subsidiaries, is engaged in various financial services activities, including providing investment management services for retail and institutional clients, the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products.   The firm also provides corporate and retail banking services, and trust services.  For further information about our business segments, see Note 24 of this Form 10-K.  As used herein, the terms “our,” “we,” or “us” refer to RJF and/or one or more of its subsidiaries.

Basis of presentation

The accompanying consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100% owned subsidiaries. In addition, we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 and in Note 9 of this Form 10-K. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

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

In addition to the reclassifications discussed in the preceding paragraph, certain other prior period amounts have been reclassified to conform to the current year’s presentation.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Asset management and related administrative fees

We earn asset management and related administrative fees for performing asset management, portfolio management and related administrative services for retail and institutional clients. Such fees are generally calculated as a percentage of the value of assets in fee-based accounts under administration in our Private Client Group (“PCG”) segment or the net asset value of institutional accounts, retail accounts we manage on behalf of third-party institutions or proprietary mutual funds that we manage in our Asset Management segment. The value of these assets is impacted by market fluctuations and net inflows or outflows of assets. Fees are generally collected quarterly and are based on balances either at the beginning of the quarter or the end of the quarter, or average balances throughout the quarter. Asset management and related administrative fees are recognized on a monthly basis (i.e., over time) as the services are performed.

Revenues related to fee-based accounts under administration in PCG are shared by the PCG and Asset Management segments, the amount of which depends on whether clients are invested in “managed programs” that are overseen by our Asset Management segment (i.e., included in financial assets under management (“AUM”) in the Asset Management segment) and the administrative services being provided. Asset management revenues earned for retail accounts managed on behalf of third-party institutions, institutional accounts or proprietary mutual funds that we manage are recorded entirely in the Asset Management segment.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Raymond James Bank Deposit Program (“RJBDP”) fees

We earn servicing fees from various banks for administrative services we provide related to our clients’ deposits that are swept to such banks as part of the RJBDP, our multi-bank sweep program. The amounts received from third-party banks are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates relative to interest paid to clients on balances in the RJBDP. The fees are earned over time as the related administrative services are performed and are received monthly. Our PCG segment also earns servicing fees from RJ Bank, which are based on the number of accounts that are swept to RJ Bank. These fees are eliminated in consolidation.

Investment banking revenues

We earn revenue from investment banking transactions, including public and private equity and debt financing, merger & acquisition advisory services, and other advisory services. Underwriting revenues, which are typically deducted from the proceeds remitted to the issuer, are recognized on trade date if there is no uncertainty or contingency related to the amount to be paid. Fees from merger & acquisition and advisory assignments are generally recognized at the time the services related to the transaction are completed under the terms of the engagement. Fees for advisory services are typically received upfront, as non-refundable retainer fees, or as a success fee upon completion of a transaction. Expenses related to investment banking transactions are generally deferred until the related revenue is recognized or the assignment is otherwise concluded. Beginning October 1, 2018, such expenses have been included in “Professional fees” on our Consolidated Statements of Income and Comprehensive Income.

See Note 19 in the accompanying Notes to the Consolidated Financial Statements for additional information on our revenue streams.

Cash and cash equivalents

Our cash equivalents include money market funds or highly liquid investments with original maturities of 3 months or less, other than those used for trading purposes.

Cash segregated pursuant to regulations

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Raymond James & Associates, Inc. (“RJ&A”), as a broker-dealer carrying client accounts, is subject to requirements to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. The amounts included in Cash segregated pursuant to regulations on our Consolidated Statements of Financial Condition represented the amounts of cash actually on deposit in our segregated reserve accounts for regulatory purposes as of each respective period-end. In addition, Raymond James Ltd. (“RJ Ltd.”) is required to hold client Registered Retirement Savings Plan funds in trust. Raymond James Bank, N.A. (“RJ Bank”) maintains cash in an interest-bearing pass-through account at the Federal Reserve Bank (“FRB”) in accordance with Regulation D of the Federal Reserve Act, which requires depository institutions to maintain minimum average reserve balances against its deposits.

Securities purchased under agreements to resell and securities sold under agreements to repurchase

We purchase securities under short-term agreements to resell (“reverse repurchase agreements”). Additionally, we sell securities under agreements to repurchase (“repurchase agreements”). Both reverse repurchase agreements and repurchase agreements are accounted for as collateralized financings and are carried at contractual amounts plus accrued interest. To mitigate credit exposure under reverse repurchase agreements, we receive collateral with a fair value that is typically equal to or in excess of the principal amount loaned under such agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral values are evaluated on a recurring basis, and collateral is obtained from or returned to the counterparty when contractually required. In addition, under repurchase agreements, we are required to post collateral in an amount that typically exceeds the carrying value of these agreements. In the event that the market value of the securities we pledge as collateral declines, we may have to post additional collateral or reduce borrowing amounts. See Note 7 for additional information regarding collateralized agreements and financings.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Securities borrowed and securities loaned

We act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then either lend them to another broker-dealer or use them to cover short positions. Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by the firm or our clients or others we have received as collateral. Securities borrowed and securities loaned transactions are reported as collateralized financings and are recorded at the amount of cash advanced or received. In securities borrowed transactions, we are required to deposit cash with the lender. With respect to securities loaned, we generally receive cash in an amount in excess of the market value of securities loaned. We evaluate the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. See Note 7 for additional information regarding collateralized agreements and financings.

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

Level 3 - Financial instruments reported in Level 3 have little, if any, market activity and are measured using one or more inputs that are significant to the fair value measurement and unobservable. These valuations require judgment or estimation. These instruments are generally valued using discounted cash flow techniques, market multiples, or investment-specific events.

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

Valuation techniques and inputs

The fair values for certain of our financial instruments are derived using pricing models and other valuation techniques that involve management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments which are actively traded will generally have a higher degree of price transparency than financial instruments that are less frequently traded. In accordance with GAAP, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, our definition of actively traded is based on average daily trading volume and other market statistics. We have determined the market for certain other types of financial instruments, including private equity investments and auction-rate securities (“ARS”), to be uncertain or inactive as of both September 30, 2019 and 2018. As a result, the valuation of these financial instruments included management judgment in determining the relevance and reliability of market information available.

The level within the fair value hierarchy, specific valuation techniques, and other significant accounting policies pertaining to financial instruments presented on our Consolidated Statements of Financial Condition are described as follows:

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

When available, we use quoted prices in active markets to determine the fair value of our trading instruments. Such instruments are classified within Level 1 of the fair value hierarchy.

When trading instruments are traded in secondary markets and quoted market prices for identical instruments do not exist, we utilize valuation techniques, including matrix pricing, to estimate fair value. Matrix pricing generally utilizes spread-based models periodically re-calibrated to observable inputs such as market trades or to dealer price bids in similar securities in order to derive the fair value of the instruments. Valuation techniques may also rely on other observable inputs such as yield curves, interest rates and expected principal repayments and default probabilities. We utilize prices from third-party pricing services to corroborate our estimates of fair value. Depending upon the type of security, the pricing service may provide a listed price, a matrix price or use other methods including broker-dealer price quotations. Securities valued using these techniques are classified within Level 2 of the fair value hierarchy.

We offset our long and short positions for identical securities recorded at fair value as part of our trading instruments (long positions) and trading instruments sold but not yet purchased (short positions).

Available-for-sale securities

Available-for-sale securities are generally classified at the date of purchase and are comprised primarily of agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) held by RJ Bank. Available-for-sale securities held at RJ Bank are used primarily as part of its interest rate risk and liquidity management strategies and may be sold in response to changes in interest rates, changes in prepayment risks, or other factors.

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

For any available-for-sale securities in an unrealized loss position at a reporting period end, we make an assessment whether such securities are impaired on an other-than-temporary basis. The following factors are considered in order to determine whether an impairment is other-than-temporary: our intention to sell the security, our assessment of whether it is more likely than not that we will be required to sell the security before the recovery of its amortized cost basis, and whether the evidence indicating that we will recover the amortized cost basis of a security in full outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end, recent events specific to the issuer or industry and forecasted performance of the security. We do not consider our agency available-for-sale securities to be other-than-temporarily-impaired due to the guarantee of the full payment of principal and interest by the U.S. government and the fact that we have the ability and intent to hold these securities.

The fair value of our available-for-sale securities is determined by obtaining third-party pricing service bid quotations from two independent pricing services. Third-party pricing service bid quotations are based on either current market data or the most recently available market data. The third-party pricing services provide comparable price evaluations utilizing available market data for similar securities, which includes observable data comprised of benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data including market research publications, and loan performance experience. On a quarterly basis, we utilize bid quotations from other third-party pricing services to corroborate the pricing information obtained from the primary pricing service. Securities valued using these valuation techniques are classified within Level 2 of the fair value hierarchy.

Derivative assets and derivative liabilities

Our derivative assets and derivative liabilities are recorded at fair value and are included in “Derivative assets” and “Derivative liabilities” on our Consolidated Statements of Financial Condition. To reduce credit exposure on certain of our derivative transactions, we may enter into a master netting arrangement that allows for net settlement of all derivative transactions with each counterparty.  In addition, the credit support annex allows parties to the master netting agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  We accept collateral in the form of cash or other marketable securities.  Where permitted, we elect to net-by-counterparty certain derivative contracts entered into under a legally enforceable master netting agreement and, therefore, the fair value of those derivative contracts are netted by counterparty on our Consolidated Statements of Financial Condition. As we elect to net-by-counterparty the fair value of such derivative contracts, we also net-by-counterparty cash collateral exchanged as part of those derivative agreements. We may also require certain counterparties to make a deposit at the inception of a derivative

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

agreement, referred to as “initial margin.” This initial margin is included in “Other payables” on our Consolidated Statements of Financial Condition.

We are also required to maintain deposits with the clearing organizations we utilize to clear certain of our interest rate derivatives, for which we have posted securities collateral. This “initial margin” is included as a component of “Other investments” or “Available-for-sale securities” on our Consolidated Statements of Financial Condition. On a daily basis, we also pay cash to or receive cash from these clearing organizations due to changes in the fair value of the derivatives which they clear. Such payments are referred to as “variation margin” and are considered to be settlement of the related derivatives.

Fixed income business operations

We enter into interest rate derivatives in our fixed income business to facilitate client transactions or to actively manage risk exposures that arise from our client activity, including a portion of our trading inventory. The majority of these derivatives are traded in the over-the-counter market and are executed directly with another counterparty or are cleared and settled through a clearing organization. Realized or unrealized gains or losses, including interest, on our fixed income derivatives are recorded in “Principal transactions” on our Consolidated Statements of Income and Comprehensive Income. The fair value of these interest rate derivatives is obtained from internal pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value, yield curve and other volatility factors underlying the positions. Since our model inputs can be observed in a liquid market and the models do not require significant judgment, such derivatives are classified within Level 2 of the fair value hierarchy. We utilize values obtained from third-party derivatives dealers to corroborate the output of our internal pricing models.

Matched book

We also facilitate matched book derivative transactions in which we enter into interest rate derivatives with clients. For every derivative we enter into with a client, we also enter into an offsetting derivative on terms that mirror the client transaction with a credit support provider, which is a third-party financial institution. Any collateral required to be exchanged under these derivatives is administered directly between the client and the third-party financial institution. Due to this pass-through transaction structure, we have completely mitigated the market and credit risk on these derivatives. As a result, derivatives for which the fair value is in an asset position have an equal and offsetting derivative liability. Fair value is determined using an internal pricing model which includes inputs from independent pricing sources to project future cash flows under each underlying derivative. Since any changes in fair value are completely offset by a change in fair value of the offsetting derivative, there is no net impact on our Consolidated Statements of Income and Comprehensive Income from changes in the fair value of these derivatives. We recognize revenue on these derivatives on the transaction date, computed as the present value of the expected cash flows we expect to receive from the third-party financial institution over the life of the derivative. The difference between the present value of these cash flows at the date of inception and the gross amount potentially received is accreted to revenue over the term of the contract. The revenue from these transactions is included within “Other” revenues on our Consolidated Statements of Income and Comprehensive Income.

RJ Bank derivatives

We enter into three-month forward foreign exchange contracts primarily to hedge the risks related to RJ Bank’s investment in its Canadian subsidiary, as well as its risk resulting from transactions denominated in currencies other than the U.S. dollar. The majority of these derivatives are designated as net investment hedges. The gain or loss related to RJ Bank’s designated net investment hedges is recorded, net of tax, in shareholders’ equity as part of the cumulative translation adjustment component of AOCI with such balance impacting “Other” revenues in the event the net investment is sold or substantially liquidated.  Gains and losses on the undesignated derivative instruments are recorded in earnings on our Consolidated Statements of Income and Comprehensive Income.  Hedge effectiveness is assessed at each reporting period using a method that is based on changes in forward rates and measured using the hypothetical derivatives method. As the terms of the hedging instrument and hypothetical derivative generally match at inception, the hedge is expected to be highly effective.

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

The cash flows associated with certain assets held by RJ Bank provide interest income at fixed interest rates. Therefore, the value of these assets, absent any risk mitigation, is subject to fluctuation based upon changes in market rates of interest over time. RJ Bank enters into floating-rate advances from the Federal Home Loan Bank (“FHLB”) to, in part, fund these assets and then enters into interest

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

rate contracts which swap variable interest payments on this debt for fixed interest payments. These interest rate swaps are designated as cash flow hedges and effectively fix RJ Bank’s cost of funds associated with these assets to mitigate a portion of the market risk. The gain or loss on RJ Bank’s cash flow hedge interest rate derivatives is recorded, net of tax, in shareholders’ equity as part of the cash flow hedge component of AOCI and subsequently reclassified to earnings when the hedged transaction affects earnings, specifically upon the incurrence of interest expense on the hedged borrowings. Hedge effectiveness is assessed at inception and at each reporting period utilizing regression analysis. As the key terms of the hedging instrument and hedged transaction match at inception, management expects the hedges to be effective while they are outstanding. The fair value of these interest rate swaps is determined by obtaining valuations from a third-party pricing service. These third-party valuations are based on observable inputs such as time value and yield curves. We validate these observable inputs by preparing an independent calculation using a secondary third-party model. Cash flows from hedging activities are included in the same category as the items being hedged. Cash flows from derivative instruments used to manage interest rates are classified as operating activities. We classify these derivatives within Level 2 of the fair value hierarchy.

Derivative arising from our acquisition of Alex. Brown

As part of our fiscal 2016 acquisition of Alex. Brown, we assumed certain Deutsche Bank restricted stock unit (“DBRSU”) awards, which will ultimately be settled in Deutsche Bank AG (“DB”) common shares, provided certain performance metrics are achieved. The DBRSU obligation results in a derivative, the fair value and notional of which is measured by multiplying the number of outstanding DBRSU awards to be settled in DB common shares as of the end of the reporting period by the end of reporting period DB share price, as traded on the New York Stock Exchange.

Other investments

Other investments consist primarily of private equity investments, marketable securities we hold that are associated with certain of our deferred compensation plans, ARS, term deposits with Canadian financial institutions, and securities pledged as collateral with clearing organizations.

Private equity investments

Private equity investments consist of direct investments and investments in third-party private equity funds and various legacy private equity funds which we sponsor.  The private equity funds in which we invest are primarily closed-end funds in which our investments are generally not eligible for redemption. We receive distributions from these funds as the underlying assets are liquidated or distributed. These investments are measured at fair value with any changes recognized in “Other” revenues on our Consolidated Statements of Income and Comprehensive Income. The fair value of private equity investments are determined utilizing either the net asset value (“NAV”) of the fund as a practical expedient or Level 3 valuation techniques.

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

The portion of our private equity investment portfolio that is not valued at NAV is valued initially at the transaction price until significant transactions or developments indicate that a change in the carrying values of these investments is appropriate. The carrying values of these investments are adjusted based on financial performance, investment-specific events, financing and sales transactions with third parties and/or discounted cash flow models incorporating changes in market outlook. Investments valued using these valuation techniques are classified within Level 3 of the fair value hierarchy. The valuation of such investments requires judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets. As a result, these values cannot be determined with precision and the calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument.

Auction rate securities

We hold ARS which are long-term variable rate securities tied to short-term interest rates. Due to failures in the “Dutch auction” process originally used to transact in these securities, the fair value of the ARS holdings is estimated based on internal pricing models. The pricing models take into consideration the characteristics of the underlying securities, as well as multiple inputs including the issuer and its credit quality, data from recent trades, if any, the expected timing of redemptions and an estimated yield premium that a market participant would require over otherwise comparable securities to compensate for the illiquidity of the ARS. These valuation techniques use unobservable inputs and accordingly are classified within Level 3 of the fair value hierarchy.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Other

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

Brokerage client receivables, net

Brokerage client receivables include receivables from the clients of our broker-dealer and asset management subsidiaries. The receivables from broker-dealer clients are principally for amounts due on cash and margin transactions and are generally collateralized by securities owned by the clients. The receivables from asset management clients are primarily for accrued asset management fees. Brokerage client receivables are reported at their outstanding principal balance, adjusted for any allowance for doubtful accounts. An allowance is established when collectability is not reasonably assured. When the receivable from a brokerage client is considered to be impaired, the amount of the impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources such as listed market prices or broker-dealer price quotations.

Securities beneficially owned by customers, including those that collateralize margin or other similar transactions, are not reflected on our Consolidated Statements of Financial Condition (see Note 7 for additional information regarding this collateral). We present “Brokerage client receivables, net” at their outstanding principal balance on our Consolidated Statements of Financial Condition, net of any allowance for doubtful accounts. Our allowance for doubtful accounts was insignificant at both September 30, 2019 and 2018.

Receivables from brokers, dealers and clearing organizations

Receivables from brokers, dealers and clearing organizations include amounts receivable for securities failed to deliver and any cash on deposit with clearing organizations.  We present “Receivables from brokers, dealers and clearing organizations” on our Consolidated Statements of Financial Condition, net of any allowance for doubtful accounts.

Bank loans, net

Loans held for investment

Bank loans are comprised of loans originated or purchased by RJ Bank and include commercial and industrial (“C&I”) loans, commercial and residential real estate loans, tax-exempt loans and securities-based loans (“SBL”). The loans which we have the intent and the ability to hold until maturity or payoff are recorded at their unpaid principal balance plus any premium paid in connection with the purchase of the loan, less the allowance for loan losses and any discounts received in connection with the purchase of the loan and net of deferred fees and costs on originated loans. Syndicated loans purchased in the secondary market are recognized as of the trade date. Interest income is recognized on an accrual basis. Loan origination fees and direct costs, as well as premiums and discounts on loans that are not revolving, are capitalized and recognized in interest income using the interest method. For revolving loans, the straight-line method is used based on the contractual term.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Once the SBA loans are securitized into a pool, the respective securities are classified as trading instruments and are carried at fair value based on our intention to sell the securitizations within the near term. Any changes in the fair value of the securitized pools as well as any realized gains or losses earned thereon are reflected in “Principal transactions” on our Consolidated Statements of Income and Comprehensive Income. Sales of the securitizations are accounted for as of settlement date, which is the date we have surrendered control over the transferred assets. We do not retain any interest in the securitizations once they are sold. The fair value for SBA loan securitizations is determined by utilizing observable prices obtained from a third-party pricing service, which provides comparable price evaluations utilizing observable market data for similar securities. We substantiate the prices obtained from the third-party pricing service by comparing such prices for a sample of securities to observable market trades obtained from external sources. The instruments valued using these observable inputs are typically classified within Level 2 of the fair value hierarchy.

Corporate loans, which include C&I, CRE, CRE construction, and tax-exempt loans are designated as held for investment upon inception and recognized in loans receivable. If we subsequently designate a corporate or tax-exempt loan as held for sale, which generally occurs as part of a loan workout situation, we then write down the carrying value of the loan with a partial charge-off, if necessary, to carry it at the lower of cost or estimated fair value.

Gains and losses on sales of residential mortgage loans held for sale, SBA loans that are not part of a securitized pool, and corporate loans transferred from the held for investment portfolio, are included as a component of “Other” revenues on our Consolidated Statements of Income and Comprehensive Income, while interest collected on these assets is included in “Interest income.” Net unrealized losses are recognized through a valuation allowance by charges to income as a component of “Other” revenues on our Consolidated Statements of Income and Comprehensive Income.

Off-balance sheet loan commitments

We have outstanding at any time a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments such as revolving lines of credit, standby letters of credit and loan purchases. Our policy is generally to require customers to provide collateral at the time of closing. The amount of collateral obtained, if it is deemed necessary upon extension of credit, is based on our credit evaluation of the borrower. Collateral held varies but may include assets such as marketable securities, accounts receivable, inventory, real estate, and income-producing commercial properties. The potential credit loss associated with these off-balance sheet loan commitments is accrued and reflected in “Other payables” on our Consolidated Statements of Financial Condition. Refer to the allowance for loan losses and reserve for unfunded lending commitments section that follows for a discussion of the reserve calculation methodology and Note 17 for further information about these commitments.

We recognize the revenue associated with corporate syndicated standby letters of credit, which is generally received quarterly, on a cash basis, the effect of which does not differ materially from recognizing the revenue in the period the fee is earned. Unused corporate line fees are accounted for on an accrual basis.

Nonperforming assets

Nonperforming assets are comprised of both nonperforming loans and other real estate owned (“OREO”). Nonperforming loans include those loans which have been placed on nonaccrual status and any accruing loans which are 90 days or more past due and in the process of collection. Loans which have been restructured in a manner that grant a concession to a borrower experiencing financial difficulties we would not otherwise consider are deemed to be a troubled debt restructuring (“TDR”). Loans structured as TDRs which are currently placed on nonaccrual status are considered nonperforming loans.

Loans of all classes are placed on nonaccrual status when we determine that full payment of all contractual principal and interest is in doubt, or the loan is past due 90 days or more as to contractual interest or principal unless the loan, in our opinion, is well-secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written off against

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

interest income and accretion of the net deferred loan origination fees cease. Interest is recognized using the cash method for SBL and other and residential (first mortgage and home equity) loans and the cost recovery method for corporate and tax-exempt loans thereafter until the loan qualifies for return to accrual status. Loans (including first mortgage and home equity residential mortgage TDRs) are returned to an accrual status when the loans have been brought contractually current with the original or amended terms and have been maintained on a current basis for a reasonable period, generally six months. Corporate loan TDRs have generally been partially charged off and therefore, remain on nonaccrual status until the loan is fully resolved.

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

Impaired loans

Loans in all classes are considered to be impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest on a loan when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. For individual loans identified as impaired, impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate and taking into consideration the factors described in the following section in relation to the evaluation of the allowance for loan losses, except that as a practical expedient, we measure impairment based on the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans include all corporate nonaccrual loans, all residential mortgage nonaccrual loans for which a charge-off had previously been recorded, and all loans which have been modified in TDRs. Interest income on impaired loans is recognized consistently with the recognition policy of nonaccrual loans.

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

The allowance for loan losses is comprised of two components: allowances calculated based on formulas for homogeneous classes of loans collectively evaluated for impairment, which are re-evaluated quarterly and adjusted based on our analysis of certain qualitative factors, and specific allowances assigned to certain classified loans individually evaluated for impairment. These homogeneous classes are a result of management’s disaggregation of the loan portfolio and are comprised of the previously mentioned classes: C&I, CRE, CRE construction, tax-exempt, residential first mortgage, residential home equity, and SBL and other.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The loans within the corporate and tax-exempt loan classes are assigned to an internal loan grade based upon the respective loan’s credit characteristics. The loans within the residential first mortgage, residential home equity, and SBL and other classes are assigned loan grades equivalent to the loan classifications utilized by bank regulators, dependent on their respective likelihood of loss. For all loan classes except for CRE loans, we assign each loan grade an allowance percentage based on the estimated incurred loss associated with that grade. The allowance for loan losses for all non-impaired loans within those loan classes is then calculated based on the allowance percentage assigned to the respective loan’s class and grade factoring in the respective loss emergence period. For the CRE loan class, the allowance for loan losses is calculated based on the allowance percentage assigned to each loan. The allowance for loan losses for all impaired loans and those nonaccrual residential first mortgage loans that have been evaluated for a charge-off are based on an individual evaluation of impairment as previously described in the impaired loans section.

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

The quantitative loss rates for corporate and tax-exempt loans are supplemented by considering qualitative factors that may cause estimated losses to differ from quantitatively calculated amounts. These qualitative factors are intended to address developing trends, and include, but are not limited to: trends in delinquencies; loan growth; loan terms; changes in geographic distribution; changes in the value of the underlying collateral for collateral-dependent loans; lending policies; loan review process; experience, ability and depth of lending management and other relevant staff; local, regional, national and international economic conditions; competition; legal and regulatory requirements; and concentrations of credit risk.

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

The SBL portfolio is not yet seasoned enough to exhibit a loss trend. As a result, the allowance is determined judgmentally by management, primarily utilizing peer benchmarking data and qualitative factors.

For residential first mortgage loan, residential home equity loan and SBL classes, the qualitative factors considered to supplement the quantitative analysis include, but are not limited to, loan performance trends, loan product parameters and qualification requirements, borrower credit scores at origination, occupancy (i.e., owner occupied, second home or investment property), documentation level, loan purpose, geographic concentrations, average loan size, loan policy exceptions, loan-to-value (“LTV”) ratios, as well as the factors previously noted that are utilized for corporate loans.

We reserve for losses inherent in our unfunded lending commitments using a methodology similar to that used for loans in the respective portfolio segment, based upon loan grade and expected funding probabilities for fully binding commitments. This will result in some reserve variability over different periods depending upon the mix of the loan portfolio at the time and funding expectations. All classes of impaired loans which have unfunded lending commitments are analyzed in conjunction with the impaired allowance process previously described.

Loan charge-off policies

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(loans that are rated special mention or worse as defined by bank regulators, see Note 8 for further discussion). Additional charge-offs are taken when the value of the collateral changes or there is an adverse change in the expected cash flows.

The majority of our corporate loan portfolio is comprised of participations in either SNCs or other large syndicated loans in the U.S. and Canada. The SNCs are U.S. loan syndications totaling over $100 million that are shared between three or more regulated institutions. The agent bank’s regulator reviews a portion of SNC loans on a semi-annual basis and provides a synopsis of each loan’s regulatory classification, including loans that are designated for nonaccrual status and directed charge-offs. We must be at least as critical with nonaccrual designations, directed charge-offs, and classifications, potentially impacting our allowance for loan losses and charge-offs. Corporate loans are subject to our internal review procedures and regulatory review by the OCC and the Fed as part of the Bank’s regulatory examinations.

Every residential mortgage loan over 60 days past due is reviewed to determine loan status, collection strategy and charge-off recommendations. Charge-offs are typically considered on residential mortgage loans once the loans are delinquent 90 days or more and then generally taken before the loan is 120 days past due. A charge-off is taken against the allowance for loan losses for the difference between the loan amount and the amount that we estimate will ultimately be collected, based on the value of the underlying collateral less estimated costs to sell. We predominantly use broker price opinions (“BPO”) for these valuations. We believe BPOs are more reliable than an automated valuation tool or the use of tax assessed values. A full appraisal is obtained post-foreclosure and further charge-offs are recorded against the owned asset if an appraisal has a lower valuation than the original BPO, however, we do not reverse previously charged-off amounts if the new appraisal is higher. If a loan remains in pre-foreclosure status for more than nine months, an updated valuation is obtained to determine if further charge-offs are necessary.

Loans to financial advisors, net

We offer loans to financial advisors and certain other key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes. These loans are generally repaid over a five to nine year period with interest recognized as earned and are contingent upon affiliation with us. These loans are not assignable by the financial advisor and may only be assigned by us to a successor in interest. There is no fee income associated with these loans. In the event that the financial advisor is no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us. In determining the allowance for doubtful accounts related to former employees or independent contractors, management primarily considers our historical collection experience as well as other factors including amounts due at termination, the reasons for the terminated relationship, and the former financial advisor’s overall financial position. When the review of these factors indicates that further collection activity is highly unlikely, the outstanding balance of such loan is written-off and the corresponding allowance is reduced. Based upon the nature of these financing receivables, we do not analyze this asset on a portfolio segment or class basis. Further, the aging of this receivable balance is not a determinative factor in computing our allowance for doubtful accounts, as concerns regarding the recoverability of these loans primarily arise in the event that the financial advisor is no longer affiliated with us. We present the outstanding balance of loans to financial advisors on our Consolidated Statements of Financial Condition, net of the allowance for doubtful accounts. Of the gross balance outstanding, the portion associated with financial advisors who are no longer affiliated with us was approximately $22 million and $20 million at September 30, 2019 and 2018, respectively. Our allowance for doubtful accounts was approximately $9 million and $8 million at September 30, 2019 and 2018, respectively.

Property and equipment, net

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Property and equipment primarily consists of software, buildings and leasehold improvements, and furniture. Software includes both purchased software and internally developed software including development in progress. Buildings primarily consists of owned facilities and leasehold improvements. Furniture primarily consists of communications and technology hardware and furniture and fixtures. Depreciation of assets (other than land) is primarily calculated using the straight-line method over the estimated useful lives of the assets outlined in the following table.

Asset type	Estimated useful life
Buildings, building & land improvements and building components	10 to 31 years
Furniture, fixtures and equipment	3 to 5 years
Software	2 to 10 years
Leasehold improvements	Lesser of useful life or lease term

Depreciation expense associated with property, equipment and leasehold improvements is included in “Occupancy and equipment costs” on our Consolidated Statements of Income and Comprehensive Income. Amortization expense associated with computer software

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

is included in “Communications and information processing” expense on our Consolidated Statements of Income and Comprehensive Income.

Additions, improvements and expenditures that extend the useful life of an asset are capitalized. Costs for significant internally developed software projects are capitalized when the costs relate to development or modification of internal-use software that results in additional functionality. Costs related to preliminary project and post-project activities are expensed as incurred. Expenditures for repairs and maintenance are charged to operations in the period incurred. Gains and losses on disposals of property and equipment are reflected on our Consolidated Statements of Income and Comprehensive Income in the period realized.

Intangible assets, net

Certain identifiable intangible assets we acquire such as customer relationships, trade names, developed technology, intellectual property, and non-compete agreements, are amortized over their estimated useful lives on a straight-line basis and are evaluated for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable. Amortization expense associated with such intangible assets is included in “Other” expenses on our Consolidated Statements of Income and Comprehensive Income.

We also hold indefinite-lived intangible assets, which are not amortized under GAAP. Rather, these assets are subject to an evaluation of potential impairment on an annual basis to determine whether the estimated fair value is in excess of its carrying value, or more often if events or circumstances indicate there may be impairment. In the course of our evaluation of the potential impairment of such indefinite-lived assets, we may perform either a qualitative or a quantitative assessment. If after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value is greater than its carrying amount, we are not required to perform a quantitative analysis. However, if we conclude otherwise, we then perform a quantitative impairment analysis. We have elected January 1 as our annual impairment evaluation date, evaluating balances as of December 31. See Note 11 for additional information regarding the outcome of our impairment assessment.

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. Indefinite-life intangible assets such as goodwill are not amortized, but rather evaluated for impairment at least annually, or whenever events or circumstances indicate potential impairment exists. Impairment exists when the carrying value of a reporting unit, which is generally at the level of or one level below our business segments, exceeds its respective fair value.

In the course of our evaluation of the potential impairment of goodwill, we may elect either a qualitative or a quantitative assessment. Our qualitative assessment considers macro-economic and other industry-specific factors, such as trends in short-term and long-term interest rates, as well as company-specific factors, such as market capitalization, trends in revenue-generating activities, and merger or acquisition activity. We assess these, and other, qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing a quantitative analysis is not required. However, if we conclude otherwise, then we perform a quantitative impairment analysis.

If we either elect not to perform a qualitative assessment, or we elect to perform a qualitative assessment but are unable to qualitatively conclude that no impairment has occurred, then we perform a quantitative evaluation. In our quantitative assessment, we estimate the fair value of the reporting unit with which the goodwill is associated and compare it to the carrying value. We estimate the fair value of our reporting units using an income approach based on a discounted cash flow model that includes significant assumptions about future operating results and cash flows, and, if appropriate, a market approach. If the carrying value of a reporting unit is greater than the estimated fair value, an impairment charge is recognized for the excess.

We have elected January 1 as our annual goodwill impairment evaluation date, evaluating balances as of December 31. See Note 11 for additional information regarding the outcome of our goodwill impairment assessments.

Other assets

Other assets is primarily comprised of investments in company-owned life insurance, prepaid expenses, FHLB stock, FRB stock, and investments in real estate assets partnerships held by consolidated VIEs. See Note 12 for further information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We maintain investments in company-owned life insurance policies utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans (see Note 21 for information on the non-qualified deferred compensation plans).  The life insurance policies are carried at cash surrender value as determined by the insurer.

In accordance with certain membership requirements, we carry investments in stock of the FHLB and the FRB. These investments are carried at cost, are restricted, lack a market, and can only be sold to the issuer or another member institution at their respective par values. Annually, or more frequently if events or circumstances indicate necessary, we evaluate our holdings for potential impairment through a review of the capital adequacy, liquidity position and overall financial condition of the FHLB and FRB to determine the ultimate recoverability of the par value of the respective stock. Any cash dividends received from these investments are recognized as “Interest income” on our Consolidated Statements of Income and Comprehensive Income.

Raymond James Tax Credit Funds, Inc. (“RJTCF”), a wholly owned subsidiary of RJF, or one of its affiliates, is the managing member or general partner in Low-Income Housing Tax Credit (“LIHTC”) funds, some of which require consolidation. These funds invest in housing project limited partnerships or limited liability companies (“LLCs”) which purchase and develop affordable housing properties qualifying for federal and state low-income housing tax credits. The investments in project partnerships of all of the LIHTC fund VIEs which require consolidation are included in Other assets.

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

We record liabilities related to legal and regulatory proceedings in “Other payables” on our Consolidated Statements of Financial Condition. The determination of these liability amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client’s account; the basis and validity of the claim; the possibility of wrongdoing on the part of one of our employees or financial advisors; previous results in similar cases; and legal precedents and case law. Each legal proceeding or significant regulatory matter is reviewed with counsel in each accounting period and the liability balance is adjusted as deemed appropriate by management. Any change in the liability amount is recorded in our consolidated financial statements and is recognized in net income in that period. The actual costs of resolving legal matters or regulatory proceedings may be substantially higher or lower than the recorded liability amounts for such matters. We expense our cost of defense related to such matters in the period they are incurred. See Note 17 for additional information.

Share-based compensation

We account for share-based awards through the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors, and independent contractors based on estimated fair values. The compensation cost of our share-based awards, net of estimated forfeitures, is recognized over the requisite service period of the awards and is calculated as the market value of the awards on the date of the grant. See Note 21 for additional information on our share-based compensation plan.

Deferred compensation plans

We maintain various deferred compensation plans for the benefit of certain employees and independent contractors that provide a return to the participant based upon the performance of various referenced investments. For certain of these plans, we directly hold investments related to our obligations to perform under the deferred compensation plans. See the other investments discussion within the financial instruments, financial instruments sold but not yet purchased, at fair value section of this note for further discussion of these assets. For the Voluntary Deferred Compensation Plan (the “VDCP”), Long Term Incentive Plan (“LTIP”), and certain other plans, we purchase and hold company-owned life insurance policies on the lives of certain current and former participants to earn a competitive rate of return for participants and to provide a source of funds available to satisfy our obligations under the plan. See Note 12 for information regarding the carrying value of such policies. Compensation expense is recognized for all awards made under such plans with future service requirements over the requisite service period using the straight-line method. Changes in the value of the company-owned life insurance policies and other investments, as well as the expenses associated with the related deferred compensation plans, are recorded in “Compensation, commissions and benefits” expense on our Consolidated Statements of Income and Comprehensive Income. See Note 21 for additional information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Leases

We lease office space and equipment under operating leases. We recognize rent expense related to these operating leases on a straight-line basis over the lease term. The lease term commences on the earlier of the date when we become legally obligated for the rent payments or the date on which we take possession of the property. For tenant improvement allowances and rent holidays, we record a deferred rent liability in “Other payables” on our Consolidated Statements of Financial Condition and amortize the deferred rent over the lease term as a reduction to rent expense on our Consolidated Statements of Income and Comprehensive Income. In instances where the office space or equipment under an operating lease will be abandoned prior to the expiration of the lease term (these instances primarily result from the effects of acquisitions), we accrue an estimate of any projected loss on our Consolidated Statements of Income and Comprehensive Income at the time such abandonment is known and any loss is estimable.

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

Earnings per share (“EPS”)

Basic EPS is calculated by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Earnings available to common shareholders represents net income reduced by the allocation of earnings and dividends to participating securities. Diluted EPS is similar to basic EPS, but adjusts for the dilutive effect of outstanding stock options and restricted stock units (“RSUs”) by application of the treasury stock method.

Evaluation of VIEs to determine whether consolidation is required

A VIE requires consolidation by the entity’s primary beneficiary. Examples of entities that may be VIEs include certain legal entities structured as corporations, partnerships or limited liability companies.

We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary. We hold variable interests primarily in the following VIEs: certain private equity investments, a trust fund established for employee retention purposes (“Restricted Stock Trust Fund”) and certain LIHTC funds.

Determination of the primary beneficiary of a VIE

We consolidate VIEs that are subject to assessment when we are deemed to be the primary beneficiary of the VIE. The process for determining whether we are the primary beneficiary of the VIE is to conclude whether we are a party to the VIE holding a variable interest that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE.

Private Equity Interests

As part of our private equity investments, we hold interests in a number of limited partnerships (our “Private Equity Interests”). We have concluded that the Private Equity Interests are VIEs, primarily as a result of the treatment of limited partner kick-out and

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Restricted Stock Trust Fund

We utilize a trust in connection with certain of our RSU awards. This trust fund was established and funded for the purpose of acquiring our common stock in the open market to be used to settle RSUs granted as a retention vehicle for certain employees of our Canadian subsidiaries. We are deemed to be the primary beneficiary and, accordingly, consolidate this trust fund.

LIHTC funds

RJTCF is the managing member or general partner in a number of LIHTC funds having one or more investor members or limited partners. These LIHTC funds are organized as LLCs or limited partnerships for the purpose of investing in a number of project partnerships, which are limited partnerships or LLCs that purchase and develop low-income housing properties qualifying for tax credits and/or provide a mechanism for banks and other institutions to meet their Community Reinvestment Act obligations throughout the U.S.

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

RJTCF sponsors two general types of tax credit funds that generally do not meet VIE consolidation criteria. The types of funds include single investor funds and multi-investor funds. RJTCF does not provide guarantees related to the delivery or funding of tax credits or other tax attributes to the investor members or limited partners of tax credit funds. The investor member(s) or limited partner(s) of the VIEs bear the risk of loss on their investment. Additionally, under the tax credit funds’ designed structure, the investor member(s) or limited partner(s) receive nearly all of the tax credits and tax-deductible loss benefits designed to be delivered by the fund entity, as well as a majority of any proceeds upon a sale of a project partnership held by a tax credit fund (fund level residuals). RJTCF earns fees from the fund for its services in organizing the fund, identifying and acquiring the project partnership investments and ongoing asset management, and receives a share of any residuals arising from sale of project partnerships upon the termination of the fund.

In single investor funds, RJTCF has concluded that the one single investor member or limited partner in such funds, in nearly all instances, has significant participating rights over the activities that most significantly impact the economics of the fund. Therefore RJTCF, as managing member or general partner of such funds, is not the one party with power over such activities and resultantly is not deemed to be the primary beneficiary of such single investor funds and, in nearly all cases, these funds are not consolidated.

In multi-investor funds, RJTCF has concluded that since the participating rights over the activities that most significantly impact the economics of the fund are not held by one single investor member or limited partner, RJTCF is deemed to have the power over such activities. RJTCF then assesses whether its projected benefits to be received from the multi-investor funds, primarily its share of any residuals upon the termination of the fund, are potentially significant to the fund. As such residuals received upon termination are not expected to be significant to the funds, in nearly all cases, these funds are not consolidated.

Direct investments in LIHTC project partnerships

RJ Bank is also the investor member of a LIHTC fund which we have determined to be a VIE, and in which a subsidiary of RJTCF is the managing member. We have determined that RJ Bank is the primary beneficiary of this VIE and therefore, we consolidate the fund. All LIHTC funds which we consolidate are investor members in certain LIHTC project partnerships. Since unrelated third parties are

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

the managing members of the investee project partnerships, we have determined that consolidation of these project partnerships is not required and the funds account for their project partnership investments under the equity method. The carrying value of the funds’ project partnership investments are included in “Other assets” on our Consolidated Statements of Financial Condition.

Recent accounting developments

Accounting guidance recently adopted

Goodwill - In January 2017, the Financial Accounting Standards Board (“FASB”) issued amended guidance to simplify the subsequent measurement of goodwill, eliminating “Step 2” from the goodwill impairment test (ASU 2017-04). Under this amended guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and subsequently recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We early-adopted this guidance on January 1, 2019, our goodwill impairment test date. We applied the amended guidance to the August 2019 impairment assessment of our Canadian Capital Markets business.

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

The primary impact of this guidance was the change in the presentation of certain costs from a net presentation within revenues to a gross presentation, particularly costs related to merger & acquisitions advisory and underwriting transactions and certain administrative costs related to the RJBDP.  As a result of this change, “Investment banking” and “Professional fees” were each $23 million higher for the year ended September 30, 2019, and “Account and service fees” and “Other” expense were each $8 million higher for the year ended September 30, 2019. These presentation changes had no impact on our pre-tax or net earnings.  There were no material changes in timing of revenues recognized associated with the adoption. As a result, adoption of this guidance had no material impact on our net results of operations or financial position. See Note 19 for further information.

Financial instruments - In January 2016, the FASB issued new guidance related to the accounting for financial instruments (ASU 2016-01). Among its provisions, this new guidance generally requires equity investments to be measured at fair value with changes in fair value recognized in net income, subject to certain exceptions, and amends certain disclosure requirements associated with the fair value of financial instruments. We adopted this guidance as of October 1, 2018, under a modified retrospective approach. As a result, on a prospective basis beginning as of the date of adoption, we record changes in the fair value of our investments in equity securities that were previously classified as available-for-sale in net income. Previously, such unrealized gains/(losses) were reflected in OCI. The impact of adopting the new guidance resulted in a reclassification from AOCI to retained earnings of an accumulated gain of approximately $4 million at October 1, 2018. See Note 5 for further information.

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

Statement of Cash Flows (restricted cash) - In November 2016, the FASB issued new guidance related to the classification and presentation of changes in restricted cash on the statement of cash flows (ASU 2016-18). The guidance requires an entity to include restricted cash and cash equivalents in its total of cash and cash equivalents on its statement of cash flows and to present a reconciliation of the beginning-of-period and end-of-period total of such amounts on the statement of cash flows. We adopted this guidance on October 1, 2018, under a retrospective approach. As a result of adoption, we recorded a decrease of $1.02 billion and $1.43 billion in net cash provided by operating activities for the years ended September 30, 2018 and 2017, respectively, related to reclassifying changes in cash segregated pursuant to regulations from operating activities to the cash and cash equivalents balance on the Consolidated Statements of Cash Flows. The total of cash segregated pursuant to regulations and cash and cash equivalents is included in a separate table on the Consolidated Statements of Cash Flows. The adoption did not have an impact on our financial position or results of operations.

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

Accounting guidance not yet adopted as of September 30, 2019

Lease accounting - In February 2016, the FASB issued new guidance related to the accounting for leases (ASU 2016-02). The new guidance and subsequent amendments requires the recognition of assets and liabilities on the balance sheet related to the rights and obligations created by lease agreements with terms greater than twelve months, regardless of whether they are classified as finance or operating leases. Consistent with the previous guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease will primarily depend upon its classification as a finance or operating lease. The new guidance requires new disclosures to help financial statement users better understand the amount, timing and cash flows arising from leases. We adopted this guidance on October 1, 2019 using the alternative modified retrospective approach for leases effective as of the adoption date. The impact of adopting this guidance as of October 1, 2019 was a gross-up of our consolidated assets and liabilities of approximately $375 million and $400 million, respectively, primarily due to the recognition of right-of-use assets (“ROU assets”) and lease liabilities related to operating leases. The difference between the ROU asset and the lease liability is primarily due to lease incentives. The adoption had no effect on our results of operations or cash flows.

Credit losses - In June 2016, the FASB issued new guidance related to the measurement of credit losses on financial instruments (ASU 2016-13). The amended guidance involves several aspects of the accounting for credit losses related to certain financial instruments including assets measured at amortized cost, available-for-sale debt securities and certain off-balance sheet commitments. The new guidance, and subsequent updates, broadens the information that an entity must consider in developing its estimated credit losses expected to occur over the remaining life of assets measured either collectively or individually to include historical experience, current conditions and reasonable and supportable forecasts, replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses (“CECL”) model.  The new guidance expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating credit losses and requires new disclosures of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This new guidance is first effective for our fiscal year beginning on October 1, 2020 and will be adopted under a modified retrospective approach. Although permitted, we do not plan to early adopt. Our cross-functional team has continued our implementation efforts, including data collection and processing, model development and validation, and establishment of the governance and control processes. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations, which will depend on, among other things, the current and expected macroeconomic conditions and the nature and characteristics of financial assets held by us on the date of adoption.

Callable debt securities - In March 2017, the FASB issued new guidance that requires certain premiums on callable debt securities to be amortized to the earliest call date instead of the contractual life of the security (ASU 2017-08). Discounts on callable debt securities will continue to be amortized to the contractual maturity date. We adopted the guidance October 1, 2019 using a modified retrospective approach. The adoption did not have a significant impact on our financial position and results of operations.

Internal use software (cloud computing) - In August 2018, the FASB issued guidance on the accounting for implementation costs incurred by customers in cloud computing arrangements (ASU 2018-15). This guidance requires implementation costs incurred by

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Derivatives and hedging (interest rate) - In October 2018, the FASB issued guidance amending Derivatives and Hedging (Topic 815) to add the overnight index swap (“OIS”) rate based on the Secured Overnight Financing Rate (“SOFR”) to the list of U.S. benchmark interest rates that are eligible during the early stages of the market transition from LIBOR to SOFR (ASU 2018-16). The amendments to this guidance will provide adequate lead time for entities to prepare for changes to interest rate hedging strategies. We adopted the guidance October 1, 2019 and will apply the guidance prospectively for qualifying new or re-designated hedging relationships. The adoption did not have a significant impact on our financial position and results of operations.

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

NOTE 3 – ACQUISITIONS

Acquisitions completed during fiscal year 2019

Effective April 2019, we increased our ownership of ClariVest Asset Management LLC (“ClariVest”) from 45% to 100% making ClariVest a wholly-owned subsidiary of Eagle Asset Management. ClariVest has been included in our consolidated financial statements since our initial investment of the 45% interest as we concluded we were required to consolidate as defined by the accounting guidance. The increase in ownership was accounted for as a shareholders’ equity transaction.

In April 2019, we completed our acquisition of Silver Lane Advisors LLC (“Silver Lane”), a boutique investment bank focused on merger & acquisition advisory. Silver Lane is included in our Capital Markets segment. We accounted for this acquisition under the acquisition method of accounting with the assets and liabilities of Silver Lane recorded as of the acquisition date at their respective fair values in our consolidated financial statements. For purposes of certain acquisition-related financial reporting requirements, the Silver Lane acquisition was not considered a material acquisition. Silver Lane’s results of operations have been included in our results prospectively from April 1, 2019.

Acquisitions completed in prior fiscal years

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

The acquisition and integration costs associated with certain acquisitions are included in “Acquisition and disposition-related expenses” on our Consolidated Statements of Income and Comprehensive Income. Such costs include, among other items, legal and regulatory costs, acquisition-related incentive costs and severance costs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4 – FAIR VALUE

Our “Financial instruments owned” and “Financial instruments sold but not yet purchased” on our Consolidated Statements of Financial Condition are recorded at fair value under GAAP. For further information about such instruments and our significant accounting policies related to fair value, see Note 2. The following tables present assets and liabilities measured at fair value on a recurring basis. Netting adjustments represent the impact of counterparty and collateral netting on our derivative balances included on our Consolidated Statements of Financial Condition. See Note 6 for additional information.

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2019
Assets at fair value on a recurring basis:
Trading instruments
Municipal and provincial obligations	$—	$267	$—	$—	$267
Corporate obligations	8	95	—	—	103
Government and agency obligations	12	67	—	—	79
Agency MBS and CMOs	—	147	—	—	147
Non-agency CMOs and asset-backed securities (“ABS”)	—	51	—	—	51
Total debt securities	20	627	—	—	647
Equity securities	12	1	—	—	13
Brokered certificates of deposit	—	45	—	—	45
Other	—	—	3	—	3
Total trading instruments	32	673	3	—	708
Available-for-sale securities
Agency MBS and CMOs	—	3,083	—	—	3,083
Other securities	10	—	—	—	10
Total available-for-sale securities	10	3,083	—	—	3,093
Derivative assets
Interest rate - matched book	—	280	—	—	280
Interest rate - other	3	182	—	(127)	58
Total derivative assets	3	462	—	(127)	338
Other investments - private equity - not measured at NAV	—	—	63	—	63
All other investments	194	1	24	—	219
Subtotal	239	4,219	90	(127)	4,421
Other investments - private equity - measured at NAV					83
Total assets at fair value on a recurring basis	$239	$4,219	$90	$(127)	$4,504

Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased
Corporate obligations	$2	$20	$—	$—	$22
Government and agency obligations	269	—	—	—	269
Total debt securities	271	20	—	—	291
Equity securities	4	—	—	—	4
Other	—	—	1	—	1
Total trading instruments sold but not yet purchased	275	20	1	—	296
Derivative liabilities
Interest rate - matched book	—	280	—	—	280
Interest rate - other	4	142	—	(121)	25
Foreign exchange	—	2	—	—	2
Equity (DBRSU obligation)	—	6	—	—	6
Total derivative liabilities	4	430	—	(121)	313
Total liabilities at fair value on a recurring basis	$279	$450	$1	$(121)	$609

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2018
Assets at fair value on a recurring basis:
Trading instruments
Municipal and provincial obligations	$1	$247	$—	$—	$248
Corporate obligations	10	100	—	—	110
Government and agency obligations	19	72	—	—	91
Agency MBS and CMOs	3	124	—	—	127
Non-agency CMOs and ABS	—	69	—	—	69
Total debt securities	33	612	—	—	645
Equity securities	15	—	—	—	15
Brokered certificates of deposit	—	39	—	—	39
Other	—	2	1	—	3
Total trading instruments	48	653	1	—	702
Available-for-sale securities
Agency MBS and CMOs	—	2,628	—	—	2,628
Other securities	1	—	—	—	1
ARS preferred	—	—	67	—	67
Total available-for-sale securities	1	2,628	67	—	2,696
Derivative assets
Interest rate - matched book	—	160	—	—	160
Interest rate - other	—	74	—	(55)	19
Foreign exchange	—	1	—	—	1
Total derivative assets	—	235	—	(55)	180
Other investments - private equity - not measured at NAV	—	—	56	—	56
All other investments	201	1	—	—	202
Subtotal	250	3,517	124	(55)	3,836
Other investments - private equity - measured at NAV					91
Total assets at fair value on a recurring basis	$250	$3,517	$124	$(55)	$3,927

Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased
Municipal and provincial obligations	$—	$1	$—	$—	$1
Corporate obligations	2	25	—	—	27
Government and agency obligations	194	—	—	—	194
Non-agency CMOs and ABS	—	1	—	—	1
Total debt securities	196	27	—	—	223
Equity securities	5	—	—	—	5
Other	—	—	7	—	7
Total trading instruments sold but not yet purchased	201	27	7	—	235
Derivative liabilities
Interest rate - matched book	—	160	—	—	160
Interest rate - other	—	114	—	(47)	67
Foreign exchange	—	4	—	—	4
Equity (DBRSU obligation)	—	16	—	—	16
Total derivative liabilities	—	294	—	(47)	247
Total liabilities at fair value on a recurring basis	$201	$321	$7	$(47)	$482

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Level 3 recurring fair value measurements

The following tables present the changes in fair value for Level 3 assets and liabilities measured at fair value on a recurring basis. The realized and unrealized gains and losses in the tables may include changes in fair value that were attributable to both observable and unobservable inputs. In the following tables, gains/(losses) on trading instruments are reported in “Principal transactions,” gains/(losses) on other investments are reported in “Other” revenues, and gains/(losses) on available-for-sale securities are reported in either “Other” revenues (when included in earnings) or “Other comprehensive income” on our Consolidated Statements of Income and Comprehensive Income.

Year ended September 30, 2019 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading instruments	Other investments		Trading instruments
$ in millions	Other	Private equity investments	All other (1)	Other
Fair value beginning of year	$1	$56	$67	$(7)
Total gains/(losses) included in earnings	(3)	4	(3)	2
Purchases and contributions	109	3	—	19
Sales	(104)	—	(40)	(15)
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of year	$3	$63	$24	$(1)
Unrealized gains/(losses) for the year included in earnings for instruments held at the end of the year	$—	$4	$(1)	$—

(1)
Beginning of period balance includes $67 million of preferred ARS, which were reclassified from available-for-sale securities in connection with the adoption of ASU 2016-01. See Note 2 for additional information.

Year ended September 30, 2018 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading instruments	Available-for-sale securities	Other investments	Trading instruments
$ in millions	Other	ARS - preferred	Private equity investments	Other
Fair value beginning of year	$6	$106	$89	$—
Total gains/(losses) for the year:
Included in earnings	(3)	5	(5)	(2)
Included in OCI	—	1	—	—
Purchases and contributions	82	—	—	2
Sales	(84)	(45)	(28)	(7)
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of year	$1	$67	$56	$(7)
Unrealized gains/(losses) for the year included in earnings for instruments held at the end of the year	$—	$—	$(16)	$(2)
Unrealized gains/(losses) for the year included in OCI for instruments held at the end of the year	$—	$3	$—	$—

As of September 30, 2019, 12% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. In comparison, as of September 30, 2018 10% of our assets and 2% of our liabilities were measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of September 30, 2019 and September 30, 2018 represented 2% and 3%, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Level 3 financial instrument $ in millions	Fair value at September 30, 2019	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements
Other investments - ARS preferred	$24	Discounted cash flow	Average discount rate	5.18% - 6.18% (5.68%)
			Average interest rates applicable to future interest income on the securities (1)	2.01% - 2.01% (2.01%)
			Prepayment year (2)	2019 - 2022 (2022)
Other investments - private equity investments (not measured at NAV)	$50	Income approach - discounted cash flow	Discount rate	25%
			Terminal earnings before interest, tax, depreciation and amortization (“EBITDA”) multiple	12.5x
			Terminal year	2021 - 2042 (2022)
	$13	Transaction price or other investment-specific events (3)	Not meaningful (3)	Not meaningful (3)

Level 3 financial instrument $ in millions	Fair value at September 30, 2018	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements
ARS preferred	$67	Discounted cash flow	Average discount rate	6.50% - 7.85% (7.13%)
			Average interest rates applicable to future interest income on the securities (1)	4.13% - 5.51% (4.47%)
			Prepayment year (2)	2018 - 2021 (2021)
Other investments - private equity investments (not measured at NAV)	$43	Income approach - discounted cash flow	Discount rate	25%
			Terminal EBITDA multiple	10.0x
			Terminal year	2022 - 2042 (2023)
	$13	Transaction price or other investment-specific events (3)	Not meaningful (3)	Not meaningful (3)

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
Notes to Consolidated Financial Statements

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

Our private equity portfolio as of September 30, 2019 included various direct investments, as well as investments in third-party private equity funds and various legacy private equity funds which we sponsor. The portfolio is primarily invested in a broad range of industries including leveraged buyouts, growth capital, distressed capital, venture capital and mezzanine capital. Due to the closed-end nature of certain of our fund investments, such investments cannot be redeemed directly with the funds. Our investment is monetized by distributions received through the liquidation of the underlying assets of those funds, the timing of which is uncertain.

The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
September 30, 2019
Private equity investments measured at NAV	$83	$15
Private equity investments not measured at NAV	63
Total private equity investments	$146

September 30, 2018
Private equity investments measured at NAV	$91	$18
Private equity investments not measured at NAV	56
Total private equity investments	$147

Of the total private equity investments, the portions we owned were $99 million and $103 million as of September 30, 2019 and 2018, respectively. The portions of the private equity investments we did not own were $47 million and $44 million as of September 30, 2019 and 2018, respectively, and were included as a component of noncontrolling interests on our Consolidated Statements of Financial Condition.

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
Notes to Consolidated Financial Statements

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
September 30, 2019
Bank loans, net:
Impaired loans: residential	$7	$14	$21	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.4 yrs.)
Impaired loans: corporate	$—	$21	$21	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loan held for sale	$66	$—	$66	N/A	N/A	N/A
Other assets: other real estate owned	$1	$—	$1	N/A	N/A	N/A

September 30, 2018
Bank loans, net:
Impaired loans: residential	$10	$17	$27	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Impaired loans: corporate	$—	$1	$1	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loan held for sale	$41	$—	$41	N/A	N/A	N/A

(1)
The valuation techniques used for the corporate loans are based on collateral value less selling costs for the collateral dependent loans and discounted cash flows for impaired loans that are not collateral dependent.

Financial instruments that are not recorded at fair value on the Consolidated Statements of Financial Condition

Many, but not all, of the financial instruments we hold were recorded at fair value on the Consolidated Statements of Financial Condition.

The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value in accordance with GAAP on the Consolidated Statements of Financial Condition at September 30, 2019 or 2018. This table excludes financial instruments that are carried at amounts which approximate fair value.

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

$ in millions	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
September 30, 2019
Financial assets:
Bank loans, net	$—	$75	$20,710	$20,785	$20,783
Financial liabilities:
Bank deposits - certificates of deposit	$—	$—	$617	$617	$605
Senior notes payable	$—	$1,760	$—	$1,760	$1,550

September 30, 2018
Financial assets:
Bank loans, net	$—	$124	$19,116	$19,240	$19,449
Financial liabilities:
Bank deposits	$—	$19,496	$439	$19,935	$19,942
Senior notes payable	$—	$1,558	$—	$1,558	$1,550

Short-term financial instruments: The carrying value of short-term financial instruments, including cash and cash equivalents, cash segregated pursuant to federal regulations, repurchase agreements and reverse repurchase agreements are recorded at amounts that

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Bank loans, net: These financial instruments are primarily comprised of loans originated or purchased by RJ Bank and include C&I loans, commercial and residential real estate loans, tax-exempt loans, and SBL and other loans intended to be held until maturity or payoff, and are primarily recorded at amounts that result from the application of the methodologies for loans held for investment summarized in Note 2. Certain bank loans are held for sale, which are carried at the lower of cost or market value. A portion of these loans held for sale, as well as any impaired loans held for investment, are recorded at fair value as nonrecurring fair value measurements and therefore are excluded from the following table.

Upon adoption of ASU 2016-01 in fiscal 2019, fair values for both variable and fixed-rate loans held for investment, are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality, which includes our estimate of future credit losses expected to be incurred. The majority of these loans are classified as Level 3 under the fair value hierarchy. Refer to Note 2 for information regarding the fair value policies specific to loans held for sale.

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

Loans to financial advisors, net: These financial instruments are primarily comprised of loans provided to financial advisors or key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes. Loans to financial advisors, net are recorded at amounts that approximate fair value and are classified as Level 2 under the fair value hierarchy. Refer to Note 2 for information regarding loans to financial advisors, net.

Securities borrowed and securities loaned: Securities borrowed and securities loaned are recorded at amounts which approximate fair value and are primarily classified as Level 2 under the fair value hierarchy.

Bank deposits: The carrying amounts of variable-rate money market and savings accounts approximate their fair values as these are short-term in nature. Due to their short-term nature, variable rate money market and savings accounts are classified as Level 2 under the fair value hierarchy. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of expected monthly maturities on time deposits. These fixed rate certificates of deposit are classified as Level 3 under the fair value hierarchy.

Payables: Brokerage client payables, payables to brokers, dealers and clearing organizations, and other payables are recorded at amounts that approximate fair value and are classified as Level 2 under the fair value hierarchy.

Other borrowings: Other borrowings is primarily comprised of RJ Bank’s borrowings from the FHLB. Substantially all of such borrowings reflect terms that approximate current market rates for similar loans and therefore, their carrying value approximates fair value. Under the fair value hierarchy, our other borrowings are classified as Level 2.

Senior notes payable: The fair value of our senior notes payable is calculated based upon recent trades of those debt securities in the market.

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities are primarily comprised of agency MBS and CMOs owned by RJ Bank.  See Note 2 for a discussion of our available-for-sale securities accounting policies, including the fair value determination process. As of October 1, 2018, we adopted new accounting guidance related to the classification and measurement of financial instruments (ASU 2016-01), which requires changes in the fair value of equity securities to be recorded in net income. See Note 2 for further information. As a result, on a prospective basis beginning October 1, 2018, unrealized gains/(losses) on our equity securities previously classified and accounted for as available-for-sale are recorded in net income instead of OCI. Accordingly, as of the date of adoption we reclassified approximately $68 million

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

of equity securities, substantially all of which consisted of preferred ARS, from “Available-for-sale securities” to “Other investments” on our Consolidated Statements of Financial Condition.

The following table details the amortized cost and fair values of our available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2019
Agency residential MBS	$1,555	$20	$(1)	$1,574
Agency commercial MBS	305	5	—	310
Agency CMOs	1,195	7	(3)	1,199
Other securities	10	—	—	10
Total available-for-sale securities	$3,065	$32	$(4)	$3,093

September 30, 2018
Agency residential MBS	$1,616	$—	$(40)	$1,576
Agency commercial MBS	47	—	—	47
Agency CMOs	1,035	—	(30)	1,005
Other securities	2	—	(1)	1
Total RJ Bank available-for-sale securities	2,700	—	(71)	2,629
ARS preferred	61	6	—	67
Total available-for-sale securities	$2,761	$6	$(71)	$2,696

See Note 4 for additional information regarding the fair value of available-for-sale securities.

The following table details the contractual maturities, amortized cost, carrying values and current yields for our available-for-sale securities.  Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	September 30, 2019
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$—	$26	$820	$709	$1,555
Carrying value	$—	$25	$830	$719	$1,574
Agency commercial MBS
Amortized cost	$5	$208	$58	$34	$305
Carrying value	$5	$211	$59	$35	$310
Agency CMOs
Amortized cost	$—	$—	$87	$1,108	$1,195
Carrying value	$—	$—	$87	$1,112	$1,199
Other securities
Amortized cost	$—	$2	$8	$—	$10
Carrying value	$—	$2	$8	$—	$10
Total available-for-sale securities
Amortized cost	$5	$236	$973	$1,851	$3,065
Carrying value	$5	$238	$984	$1,866	$3,093
Weighted-average yield	1.81%	2.29%	2.38%	2.43%	2.40%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table details the gross unrealized losses and fair value of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2019
Agency residential MBS	$166	$—	$114	$(1)	$280	$(1)
Agency commercial MBS	—	—	44	—	44	—
Agency CMOs	145	(1)	351	(2)	496	(3)
Other securities	2	—	—	—	2	—
Total	$313	$(1)	$509	$(3)	$822	$(4)
September 30, 2018
Agency residential MBS	$747	$(15)	$753	$(25)	$1,500	$(40)
Agency commercial MBS	40	—	6	—	46	—
Agency CMOs	316	(5)	666	(25)	982	(30)
Other securities	—	—	1	(1)	1	(1)
Total	$1,103	$(20)	$1,426	$(51)	$2,529	$(71)

U.S. government agencies guarantee the contractual cash flows of the agency MBS and CMOs. At September 30, 2019, of the 109 agency MBS and CMOs in an unrealized loss position, 36 were in a continuous unrealized loss position for less than 12 months and 73 were for 12 months or more.  At September 30, 2019, debt securities we held in excess of ten percent of our equity included Federal National Home Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) which had an amortized cost of $1.93 billion and $869 million, respectively, and a fair value of $1.95 billion and $877 million, respectively.

For both years ended September 30, 2019 and 2018, there were no sales of agency MBS or CMO available-for-sale securities. During the year ended September 30, 2017, there were $66 million in proceeds, resulting in an insignificant gain, from the sale of agency MBS and agency and non-agency CMOs available-for-sale securities. The gain that resulted from the sale was included in “Other” revenues on our Consolidated Statements of Income and Comprehensive Income.

Sales or redemptions of preferred ARS for the year ended September 30, 2018 resulted in aggregate proceeds of $45 million and a gain of $5 million, which was included in “Other” revenues on our Consolidated Statements of Income and Comprehensive Income.  During the year ended September 30, 2017, sales or redemptions of preferred ARS resulted in proceeds of $30 million and an insignificant gain.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 6 – DERIVATIVE ASSETS AND DERIVATIVE LIABILITIES

Our derivative assets and derivative liabilities are recorded at fair value and are included in “Derivative assets” and “Derivative liabilities” on our Consolidated Statements of Financial Condition. Cash flows related to our derivatives are included within operating activities on the Consolidated Statements of Cash Flows. The significant accounting policies governing our derivatives, including our methodologies for determining fair value, are described in Note 2.

Derivative balances included on our financial statements

The following table presents the gross fair value and notional amount of derivatives by product type, the amounts of counterparty and cash collateral netting on our Consolidated Statements of Financial Condition, as well as collateral posted and received under credit support agreements that do not meet the criteria for netting under GAAP.

	September 30, 2019			September 30, 2018
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate - matched book	$280	$280	$2,296	$160	$160	$2,416
Interest rate - other (1)	184	146	10,690	74	113	9,398
Foreign exchange	—	1	573	1	1	549
Equity (DBRSU obligation)	—	6	6	—	16	16
Subtotal	464	433	13,565	235	290	12,379
Derivatives designated as hedging instruments
Interest rate	1	—	850	—	1	850
Foreign exchange	—	1	856	—	3	892
Subtotal	1	1	1,706	—	4	1,742
Total gross fair value/notional amount	465	434	$15,271	235	294	$14,121
Offset on the Consolidated Statements of Financial Condition
Counterparty netting	(24)	(24)		(26)	(26)
Cash collateral netting	(103)	(97)		(29)	(21)
Total amounts offset	(127)	(121)		(55)	(47)
Net amounts presented on the Consolidated Statements of Financial Condition	338	313		180	247
Gross amounts not offset on the Consolidated Statements of Financial Condition
Financial instruments (2)	(297)	(280)		(162)	(160)
Total	$41	$33		$18	$87

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

The following table details the gains/(losses) included in AOCI, net of income taxes, on derivatives designated as hedging instruments. These gains/(losses) included any amounts reclassified from AOCI to net income during the year. See Note 18 for additional information.

	Year ended September 30,
$ in millions	2019	2018	2017
Interest rate (cash flow hedges)	$(61)	$33	$23
Foreign exchange (net investment hedges)	22	28	(26)
Total gains/(losses) in AOCI, net of taxes	$(39)	$61	$(3)

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for any of the years ended September 30, 2019, 2018 or 2017.  We expect to reclassify an insignificant amount of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is 8 years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Consolidated Statements of Income and Comprehensive Income.

		Year ended September 30,
$ in millions	Location of gain/(loss) included on the Consolidated Statements of Income and Comprehensive Income	2019	2018	2017
Interest rate	Principal transactions/other revenues	$7	$6	$8
Foreign exchange	Other revenues	$25	$18	$(20)
Equity (DBRSU obligation)	Compensation, commissions and benefits expense	$5	$8	$(6)
Equity (DBRSU obligation)	Acquisition and disposition-related expenses	$—	$—	$(2)

Risks associated with our derivatives and related risk mitigation

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

Our only exposure to credit risk in the matched book derivatives operations is related to our uncollected derivative transaction fee revenues, which were insignificant as of both September 30, 2019 and 2018. We are not exposed to market risk on these derivatives due to the pass-through transaction structure previously described in Note 2.

Interest rate and foreign exchange risk

We are exposed to interest rate risk related to certain of our interest rate derivatives.  We are also exposed to foreign exchange risk related to our forward foreign exchange derivatives.  On a daily basis, we monitor our risk exposure on our derivatives based on established limits with respect to a number of factors, including interest rate, foreign exchange spot and forward rates, spread, ratio, basis and volatility risks, both for the total portfolio and by maturity period.

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment-grade, the counterparties to the derivative instruments could terminate and request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was insignificant as of both September 30, 2019 and 2018.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

	Assets		Liabilities
$ in millions	Reverse repurchase agreements	Securities borrowed	Repurchase agreements	Securities loaned
September 30, 2019
Gross amounts of recognized assets/liabilities	$343	$248	$150	$323
Gross amounts offset on the Consolidated Statements of Financial Condition	—	—	—	—
Net amounts presented on the Consolidated Statements of Financial Condition	343	248	150	323
Gross amounts not offset on the Consolidated Statements of Financial Condition	(343)	(243)	(150)	(311)
Net amount	$—	$5	$—	$12
September 30, 2018
Gross amounts of recognized assets/liabilities	$373	$255	$186	$423
Gross amounts offset on the Consolidated Statements of Financial Condition	—	—	—	—
Net amounts presented on the Consolidated Statements of Financial Condition	373	255	186	423
Gross amounts not offset on the Consolidated Statements of Financial Condition	(373)	(248)	(186)	(408)
Net amount	$—	$7	$—	$15

The total collateral received under reverse repurchase agreements and the total amount of collateral posted under repurchase agreements exceeds the carrying value of these agreements on our Consolidated Statements of Financial Condition.

Collateral received and pledged

We receive cash and securities as collateral, primarily in connection with reverse repurchase agreements, securities borrowed, derivative transactions and client margin loans. The collateral we receive reduces our credit exposure to individual counterparties.

In many cases, we are permitted to deliver or repledge financial instruments we have received as collateral to satisfy our collateral requirements under our repurchase agreements, securities lending agreements or other secured borrowings, to satisfy deposit requirements with clearing organizations, or to otherwise meet either our or our clients’ settlement requirements.

The following table presents financial instruments at fair value that we received as collateral, were not included on our Consolidated Statements of Financial Condition, and that were available to be delivered or repledged, along with the balances of such instruments that were delivered or repledged, to satisfy one of our purposes previously described.

	September 30,
$ in millions	2019	2018
Collateral we received that was available to be delivered or repledged	$2,931	$3,165
Collateral that we delivered or repledged	$897	$1,389

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

	September 30,
$ in millions	2019	2018
Had the right to deliver or repledge	$591	$510
Did not have the right to deliver or repledge	$65	$65
Bank loans, net pledged at FHLB and the FRB	$4,653	$4,075

Repurchase agreements, repurchase-to-maturity transactions and securities loaned accounted for as secured borrowings

The following table presents the remaining contractual maturity of repurchase agreements and securities lending transactions accounted for as secured borrowings.

$ in millions	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
September 30, 2019
Repurchase agreements:
Government and agency obligations	$70	$—	$—	$—	$70
Agency MBS and CMOs	80	—	—	—	80
Total repurchase agreements	150	—	—	—	150
Securities loaned:
Equity securities	323	—	—	—	323
Total	$473	$—	$—	$—	$473

September 30, 2018
Repurchase agreements:
Government and agency obligations	$102	$—	$—	$—	$102
Agency MBS and CMOs	84	—	—	—	84
Total repurchase agreements	186	—	—	—	186
Securities loaned:
Equity securities	423	—	—	—	423
Total	$609	$—	$—	$—	$609

As of both September 30, 2019 and 2018, we did not have any “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security.

NOTE 8 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by RJ Bank and include C&I loans, tax-exempt loans, commercial and residential real estate loans, SBL and other loans. These receivables are collateralized by first and, to a lesser extent, second mortgages on residential or other real property, other assets of the borrower, a pledge of revenue or are unsecured. See Note 2 for a discussion of accounting policies related to bank loans and allowances for losses.

We segregate our loan portfolio into six loan portfolio segments: C&I, CRE, CRE construction, tax-exempt, residential mortgage and SBL and other. These portfolio segments also serve as the portfolio loan classes for purposes of credit analysis, except for residential mortgage loans which are further disaggregated into residential first mortgage and residential home equity classes.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present the balances for both the held for sale and held for investment loan portfolios, as well as the associated percentage of each portfolio segment in RJ Bank’s total loan portfolio. “Loans held for sale, net” and “Total loans held for investment, net” in the following tables are presented net of unearned income and deferred expenses, which include purchase premiums, purchase discounts and net deferred origination fees and costs.

	September 30,
	2019		2018		2017
$ in millions	Balance	%	Balance	%	Balance	%
Loans held for investment:
C&I loans	$8,098	38%	$7,786	40%	$7,386	43%
CRE construction loans	185	1%	151	1%	113	1%
CRE loans	3,652	17%	3,624	18%	3,106	18%
Tax-exempt loans	1,241	6%	1,227	6%	1,018	6%
Residential mortgage loans	4,454	21%	3,757	19%	3,149	18%
SBL and other	3,349	16%	3,033	15%	2,386	14%
Total loans held for investment	20,979		19,578		17,158
Net unearned income and deferred expenses	(12)		(21)		(31)
Total loans held for investment, net	20,967		19,557		17,127
Loans held for sale, net	142	1%	164	1%	70	—
Total loans held for sale and investment	21,109	100%	19,721	100%	17,197	100%
Allowance for loan losses	(218)		(203)		(190)
Bank loans, net	$20,891		$19,518		$17,007

	September 30,
	2016		2015
$ in millions	Balance	%	Balance	%
Loans held for investment:
C&I loans	$7,470	48%	$6,928	52%
CRE construction loans	123	1%	162	1%
CRE loans	2,554	17%	2,054	16%
Tax-exempt loans	741	5%	485	4%
Residential mortgage loans	2,442	16%	1,963	15%
SBL and other	1,905	12%	1,481	11%
Total loans held for investment	15,235		13,073
Net unearned income and deferred expenses	(41)		(32)
Total loans held for investment, net	15,194		13,041
Loans held for sale, net	214	1%	119	1%
Total loans held for sale and investment	15,408	100%	13,160	100%
Allowance for loan losses	(197)		(172)
Bank loans, net	$15,211		$12,988

At September 30, 2019, the FHLB had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 14 for more information regarding borrowings from the FHLB.

Loans held for sale

RJ Bank originated or purchased $2.33 billion, $1.69 billion and $1.67 billion of loans held for sale during the years ended September 30, 2019, 2018 and 2017, respectively.  Proceeds from the sale of these held for sale loans amounted to $800 million, $606 million and $439 million for the years ended September 30, 2019, 2018 and 2017, respectively. Net gains resulting from such sales were insignificant in each of the years ended September 30, 2019, 2018 and 2017.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Purchases and sales of loans held for investment

The following table presents purchases and sales of any loans held for investment by portfolio segment.

$ in millions	C&I loans	CRE loans	Residential mortgage loans	Total
Year ended September 30, 2019
Purchases	$1,046	$42	$400	$1,488
Sales	$126	$—	$—	$126
Year ended September 30, 2018
Purchases	$467	$145	$303	$915
Sales	$213	$—	$—	$213
Year ended September 30, 2017
Purchases	$537	$64	$264	$865
Sales	$341	$—	$—	$341

Sales in the preceding table represent the recorded investment of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2, corporate loan sales generally occur as part of our credit management activities.

Aging analysis of loans held for investment

The following table presents an analysis of the payment status of loans held for investment. Amounts in the table exclude any net unearned income and deferred expenses.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual	Current and accruing	Total loans held for investment
September 30, 2019
C&I loans	$—	$—	$—	$19	$8,079	$8,098
CRE construction loans	—	—	—	—	185	185
CRE loans	—	—	—	8	3,644	3,652
Tax-exempt loans	—	—	—	—	1,241	1,241
Residential mortgage loans:
First mortgage loans	2		2	16	4,409	4,427
Home equity loans/lines	—	—	—	—	27	27
SBL and other	—	—	—	—	3,349	3,349
Total loans held for investment	$2	$—	$2	$43	$20,934	$20,979

September 30, 2018
C&I loans	$—	$—	$—	$2	$7,784	$7,786
CRE construction loans	—	—	—	—	151	151
CRE loans	—	—	—	—	3,624	3,624
Tax-exempt loans	—	—	—	—	1,227	1,227
Residential mortgage loans:
First mortgage loans	1	—	1	23	3,707	3,731
Home equity loans/lines	—	—	—	—	26	26
SBL and other	—	—	—	—	3,033	3,033
Total loans held for investment	$1	$—	$1	$25	$19,552	$19,578

The preceding table includes $32 million and $11 million at September 30, 2019 and 2018, respectively, of nonaccrual loans which were current pursuant to their contractual terms.

Other real estate owned, included in “Other assets” on our Consolidated Statements of Financial Condition, was $3 million at both September 30, 2019 and 2018. The recorded investment in mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process was $7 million and $12 million at September 30, 2019 and 2018, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Impaired loans and troubled debt restructurings

The following table provides a summary of RJ Bank’s impaired loans.

	September 30,
	2019			2018
$ in millions	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
Impaired loans with allowance for loan losses:
C&I loans	$19	$20	$6	$—	$—	$—
Residential - first mortgage loans	11	13	1	15	20	2
Total	30	33	7	15	20	2
Impaired loans without allowance for loan losses:
C&I loans	—	—	—	2	2	—
CRE loans	8	13	—	—	—	—
Residential - first mortgage loans	11	17	—	13	20	—
Total	19	30	—	15	22	—
Total impaired loans	$49	$63	$7	$30	$42	$2

Impaired loan balances with allowances for loan losses have had reserves established based upon management’s analysis. There is no allowance required when the discounted cash flow, collateral value or market value of a loan equals or exceeds the carrying value. These are generally loans in process of foreclosure that have already been adjusted to fair value.

The preceding table includes TDRs of $19 million, $8 million and $18 million related to C&I, CRE and residential first mortgage loans, respectively, at September 30, 2019 and $21 million of residential first mortgage TDRs at September 30, 2018.

The average balances of total impaired loans were as follows.

	Year ended September 30,
$ in millions	2019	2018	2017
Average impaired loan balance:
C&I loans	$19	$4	$17
CRE loans	5	—	1
Residential - first mortgage loans	25	33	44
Total	$49	$37	$62

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
Notes to Consolidated Financial Statements

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

The following table presents the credit quality of RJ Bank’s held for investment loan portfolio.

$ in millions	Pass	Special mention	Substandard	Doubtful	Total
September 30, 2019
C&I loans	$7,870	$152	$76	$—	$8,098
CRE construction loans	185	—	—	—	185
CRE loans	3,630	—	22	—	3,652
Tax-exempt loans	1,241	—	—	—	1,241
Residential mortgage loans:
First mortgage loans	4,392	10	25	—	4,427
Home equity loans/lines	27	—	—	—	27
SBL and other	3,349	—	—	—	3,349
Total	$20,694	$162	$123	$—	$20,979

September 30, 2018
C&I loans	$7,679	$48	$59	$—	$7,786
CRE construction loans	140	11	—	—	151
CRE loans	3,547	44	33	—	3,624
Tax-exempt loans	1,227	—	—	—	1,227
Residential mortgage loans:
First mortgage loans	3,693	8	30	—	3,731
Home equity loans/lines	26	—	—	—	26
SBL and other	3,033	—	—	—	3,033
Total	$19,345	$111	$122	$—	$19,578

Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Allowance for loan losses and reserve for unfunded lending commitments

The following table presents changes in the allowance for loan losses of RJ Bank by portfolio segment.

	Loans held for investment
$ in millions	C&I loans	CRE construction loans	CRE loans	Tax-exempt loans	Residential mortgage loans	SBL and other	Total
Year ended September 30, 2019
Balance at beginning of year	$123	$3	$47	$9	$17	$4	$203
Provision/(benefit) for loan losses	19	—	4	—	(2)	1	22
Net (charge-offs)/recoveries:
Charge-offs	(2)	—	(5)	—	(1)	—	(8)
Recoveries	—	—	—	—	2	—	2
Net (charge-offs)/recoveries	(2)	—	(5)	—	1	—	(6)
Foreign exchange translation adjustment	(1)	—	—	—	—	—	(1)
Balance at end of year	$139	$3	$46	$9	$16	$5	$218

Year ended September 30, 2018
Balance at beginning of year	$120	$1	$42	$6	$17	$4	$190
Provision/(benefit) for loan losses	12	2	5	3	(2)	—	20
Net (charge-offs)/recoveries:
Charge-offs	(10)	—	—	—	—	—	(10)
Recoveries	—	—	—	—	2	—	2
Net (charge-offs)/recoveries	(10)	—	—	—	2	—	(8)
Foreign exchange translation adjustment	1	—	—	—	—	—	1
Balance at end of year	$123	$3	$47	$9	$17	$4	$203

Year ended September 30, 2017
Balance at beginning of year	$138	$1	$37	$4	$13	$4	$197
Provision for loan losses	7	—	—	2	4	—	13
Net (charge-offs)/recoveries:
Charge-offs	(26)	—	—	—	(1)	—	(27)
Recoveries	—	—	5	—	1	—	6
Net (charge-offs)/recoveries	(26)	—	5	—	—	—	(21)
Foreign exchange translation adjustment	1	—	—	—	—	—	1
Balance at end of year	$120	$1	$42	$6	$17	$4	$190

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment (excluding any net unearned income and deferred expenses) and the related allowance for loan losses.

	Loans held for investment
	Allowance for loan losses			Recorded investment
$ in millions	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
September 30, 2019
C&I loans	$6	$133	$139	$19	$8,079	$8,098
CRE construction loans	—	3	3	—	185	185
CRE loans	—	46	46	8	3,644	3,652
Tax-exempt loans	—	9	9	—	1,241	1,241
Residential mortgage loans	1	15	16	28	4,426	4,454
SBL and other	—	5	5	—	3,349	3,349
Total	$7	$211	$218	$55	$20,924	$20,979

September 30, 2018
C&I loans	$—	$123	$123	$2	$7,784	$7,786
CRE construction loans	—	3	3	—	151	151
CRE loans	—	47	47	—	3,624	3,624
Tax-exempt loans	—	9	9	—	1,227	1,227
Residential mortgage loans	2	15	17	35	3,722	3,757
SBL and other	—	4	4	—	3,033	3,033
Total	$2	$201	$203	$37	$19,541	$19,578

The reserve for unfunded lending commitments, which is included in “Other payables” on our Consolidated Statements of Financial Condition, was $9 million and $10 million at September 30, 2019 and 2018, respectively.

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

VIEs where we are the primary beneficiary

Of the VIEs in which we hold an interest, we have determined that certain Private Equity Interests, certain LIHTC funds and the Restricted Stock Trust Fund require consolidation in our financial statements, as we are deemed the primary beneficiary of such VIEs.  The aggregate assets and liabilities of the VIEs we consolidate are provided in the following table. Aggregate assets and aggregate liabilities may differ from the consolidated carrying value of assets and liabilities due to the elimination of intercompany assets and liabilities held by the consolidated VIE.

$ in millions	Aggregate assets	Aggregate liabilities
September 30, 2019
Private Equity Interests	$65	$4
LIHTC funds	80	5
Restricted Stock Trust Fund	14	14
Total	$159	$23

September 30, 2018
Private Equity Interests	$67	$5
LIHTC funds	111	21
Restricted Stock Trust Fund	14	14
Total	$192	$40

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents information about the carrying value of the assets and liabilities of the VIEs which we consolidate and which are included on our Consolidated Statements of Financial Condition. Intercompany balances are eliminated in consolidation and not reflected in the following table.

	September 30,
$ in millions	2019	2018
Assets:
Cash, cash equivalents and cash segregated pursuant to regulations	$7	$7
Other receivables	—	1
Other investments	63	63
Other assets	75	107
Total assets	$145	$178

Liabilities:
Other payables	$4	$26
Total liabilities	$4	$26
Noncontrolling interests	$60	$78

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

	September 30,
	2019			2018
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
Private Equity Interests	$6,317	$117	$63	$6,908	$154	$68
LIHTC funds	6,001	2,221	64	5,692	1,912	93
Other	205	115	4	211	114	4
Total	$12,523	$2,453	$131	$12,811	$2,180	$165

NOTE 10 - PROPERTY AND EQUIPMENT

The following table presents our property and equipment, net balances as of the dates presented.

	September 30,
$ in millions	2019	2018
Land	$29	$29
Software, including development in progress	486	417
Buildings, leasehold and land improvements	385	350
Furniture, fixtures and equipment	278	248
Construction in process	10	16
Total property and equipment	1,188	1,060
Less: Accumulated depreciation and amortization	(661)	(574)
Total property and equipment, net	$527	$486

Depreciation expense and software amortization was $97 million, $85 million, and $71 million for the fiscal years ended September 30, 2019, 2018, and 2017, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

Our goodwill and identifiable intangible assets result from various acquisitions. See Note 2 for a discussion of our goodwill and intangible assets accounting policies. The following table presents our goodwill and net identifiable intangible asset balances as of the dates indicated.

	September 30,
$ in millions	2019	2018
Goodwill	$464	$478
Identifiable intangible assets, net	147	161
Total goodwill and identifiable intangible assets, net	$611	$639

Goodwill

The following summarizes our goodwill by segment, and the balances and activity for the years indicated.

$ in millions	Private Client Group	Capital Markets	Asset Management	Total
Year ended September 30, 2019
Goodwill as of beginning of year	$276	$133	$69	$478
Additions	—	7	—	7
Foreign currency translations	(1)	(1)	—	(2)
Impairment	—	(19)	—	(19)
Goodwill as of end of year	$275	$120	$69	$464

Year ended September 30, 2018
Goodwill as of beginning of year	$277	$134	$—	$411
Additions	—	—	69	69
Foreign currency translations	(1)	(1)	—	(2)
Goodwill as of end of year	$276	$133	$69	$478

The additions to goodwill during the years ended September 30, 2019 and 2018 arose from our acquisitions of Silver Lane and the Scout Group, respectively. The goodwill from these acquisitions primarily represents synergies from combining these entities with our existing businesses. All of the goodwill associated with both Silver Lane and the Scout Group is deductible for tax purposes over 15 years. See Note 3 for additional information regarding our acquisitions.

Qualitative assessments

As described in Note 2, we perform goodwill impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We performed our latest annual goodwill impairment testing as of our January 1, 2019 evaluation date, evaluating balances as of December 31, 2018. In that testing, we performed a qualitative assessment for each of our reporting units that had goodwill. For each reporting unit on which we performed a qualitative assessment, we determined whether it was more likely than not that the fair value of the reporting unit was in excess of the carrying value of the reporting unit, including the recorded goodwill. Based upon the outcome of our qualitative assessments as of our annual evaluation date, we concluded that none of the goodwill allocated to any of our reporting units was impaired. Subsequent to our annual goodwill impairment testing, events associated with the RJ Ltd. Capital Markets reporting unit occurred that caused us to update this impairment testing. See quantitative assessment discussion below.

Quantitative assessments

During the quarter ended September 30, 2019, as a result of recent transactions and events in the Canadian capital markets in which we participate, we determined the goodwill associated with our RJ Ltd. Capital Markets reporting unit could be potentially impaired and therefore performed an event-driven impairment assessment. In completing this assessment, we performed a quantitative analysis of such reporting unit.

Our quantitative assessment of the equity value of the RJ Ltd. Capital Markets reporting unit used an income approach utilizing a discounted cash flow model. The estimated fair value of the equity of the reporting unit resulting from this approach was dependent upon estimates of future business unit revenues and costs. Such estimates were subject to critical assumptions regarding the nature

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

and health of financial markets in future years, projected future cash flows for the business (taking into account recent market events impacting the business), as well as the discount rate to apply to the projected future cash flows. In estimating future cash flows, a balance sheet as of August 31, 2019 and a statement of operations for the prior twelve months of activity were compiled. Future balance sheets and statements of operations were then projected, and estimated future cash flows were determined by the combination of these projections. The cash flows were discounted at the reporting unit’s estimated cost of equity of approximately 13%, which was derived through application of the capital asset pricing model.

As a result of this quantitative assessment, we recorded an impairment charge of $19 million, which was the entire value of the goodwill assigned to the RJ Ltd. Capital Markets reporting unit.

Identifiable intangible assets, net

The following table sets forth our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the years indicated.

$ in millions	Private Client Group	Capital Markets	Asset Management	Total
Year ended September 30, 2019
Net identifiable intangible assets as of beginning of year	$41	$20	$100	$161
Additions	—	1	—	1
Amortization expense	(6)	(4)	(5)	(15)
Net identifiable intangible assets as of end of year	$35	$17	$95	$147

Year ended September 30, 2018
Net identifiable intangible assets as of beginning of year	$47	$23	$13	$83
Additions	—	—	92	92
Amortization expense	(6)	(3)	(5)	(14)
Net identifiable intangible assets as of end of year	$41	$20	$100	$161

The additions of intangible assets during the years ended September 30, 2019 and 2018 were attributable to the Silver Lane acquisition and the Scout Group acquisition, respectively.

As described in Note 2, we perform impairment testing for our indefinite-lived intangible asset on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. We performed our latest annual impairment test as of our January 1, 2019 evaluation date, evaluating balances as of December 31, 2018. In that testing, we performed a qualitative assessment for our indefinite-lived intangible asset. Based upon the outcome of our qualitative assessment, no impairment was identified. No events have occurred since our assessment that would cause us to update this impairment testing.

The following summarizes our identifiable intangible assets by type.

	September 30,
	2019		2018
$ in millions	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Customer relationships	$134	$(50)	$133	$(40)
Non-amortizing customer relationships	52	—	52	—
Trade name	12	(5)	12	(4)
Developed technology	3	(2)	3	(1)
Intellectual property	1	—	1	—
Non-compete agreements	2	(2)	3	(2)
Seller relationship agreements	5	(3)	5	(1)
Total	$209	$(62)	$209	$(48)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table sets forth the projected amortization expense by fiscal year associated with our identifiable intangible assets with finite lives.

Fiscal year ended September 30,	$ in millions
2020	$13
2021	12
2022	11
2023	10
2024	10
Thereafter	39
Total	$95

NOTE 12 - OTHER ASSETS

The following table details the components of other assets. See Note 2 for a discussion of the accounting polices related to these components.

	September 30,
$ in millions	2019	2018
Investments in company-owned life insurance policies	$675	$605
Prepaid expenses	123	99
Investments in real estate partnerships held by consolidated variable interest entities	75	107
Investment in FHLB stock	52	52
Investment in FRB stock	25	25
All other	70	66
Total other assets	$1,020	$954

As of September 30, 2019, the cumulative face value of our company-owned life insurance policies was $1.89 billion.

NOTE 13 – BANK DEPOSITS

Bank deposits include savings and money market accounts, certificates of deposit with RJ Bank, Negotiable Order of Withdrawal (“NOW”) accounts and demand deposits. The following table presents a summary of bank deposits including the weighted-average rate, the calculation of which was based on the actual deposit balances at each respective period.

	September 30,
	2019		2018
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Savings and money market accounts	$21,654	0.25%	$19,475	0.54%
Certificates of deposit	605	2.33%	445	2.03%
NOW accounts	6	0.01%	6	0.01%
Demand deposits (non-interest-bearing)	16	—	16	—
Total bank deposits	$22,281	0.31%	$19,942	0.57%

Total bank deposits in the preceding table exclude affiliate deposits of $163 million and $279 million at September 30, 2019 and 2018, respectively. These affiliate deposits included $163 million and $277 million at September 30, 2019 and 2018, respectively, held in a deposit account at RJ Bank on behalf of RJF (see Note 25 for additional information).

Savings and money market accounts in the preceding table consist primarily of deposits that are cash balances swept from the client investment accounts maintained at RJ&A to RJ Bank. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the RJBDP. The aggregate amount of individual time deposit account balances that exceeded the FDIC insurance limit at September 30, 2019 was $44 million.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table sets forth the scheduled maturities of certificates of deposit.

	September 30,
	2019		2018
$ in millions	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
Three months or less	$24	$19	$30	$17
Over three through six months	26	21	20	13
Over six through twelve months	75	37	38	26
Over one through two years	32	36	65	40
Over two through three years	40	93	21	14
Over three through four years	66	47	44	26
Over four through five years	38	51	63	28
Total	$301	$304	$281	$164

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Year ended September 30,
$ in millions	2019	2018	2017
Savings, money market, and NOW accounts	$120	$60	$13
Certificates of deposit	12	6	4
Total interest expense on deposits	$132	$66	$17

NOTE 14 – OTHER BORROWINGS

The following table details the components of other borrowings.

	September 30,
$ in millions	2019	2018
FHLB advances	$875	$875
Mortgage notes payable and other	19	24
Total other borrowings	$894	$899

FHLB advances

Borrowings from the FHLB as of September 30, 2019 and 2018 were comprised of both floating and fixed-rate advances. As of September 30, 2019 and 2018, the floating-rate advances, which have interest rates that reset quarterly, totaled $850 million. The floating-rate advances mature in December 2020. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting the balances subject to variable interest rates to a fixed interest rate. Refer to Note 2 for information regarding these interest rate swaps, which are accounted for as hedging instruments. As of both September 30, 2019 and 2018, the fixed-rate advance totaled $25 million and bears interest at a fixed rate of 3.4%. This advance matures in October 2020. All of the advances were secured by a blanket lien granted to the FHLB on our residential mortgage loan portfolio. The weighted average interest rate on these FHLB advances as of September 30, 2019 and 2018 was 2.17% and 2.41%, respectively.

Secured and unsecured financing arrangements

On February 19, 2019, RJF and RJ&A entered into an unsecured revolving credit facility agreement (the “Credit Facility”) which replaced the previous unsecured revolving credit facility agreement (the “RJF Credit Facility”) entered into by RJF. The Credit Facility has a maturity date of February 2024 and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500 million, with a sublimit of $300 million for RJF, at variable rates of interest. There were no borrowings outstanding on the Credit Facility as of September 30, 2019. There is a facility fee associated with the Credit Facility, which varies depending upon RJF’s credit rating. Based upon RJF’s credit rating as of September 30, 2019, the variable rate facility fee, which is applied to the committed amount, was 0.175% per annum.

In addition to the Credit Facility, we maintain various secured and unsecured lines of credit, which are generally utilized to finance certain fixed income securities or for cash management purposes. Borrowings during the year were generally day-to-day and there were no borrowings outstanding on these arrangements as of September 30, 2019. The interest rates for these arrangements are variable

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

and are based on the Fed Funds rate, London Inter-bank Offered Rate (“LIBOR”), a lenders prime rate, or the Canadian prime rate, as applicable.

We also have other collateralized financings included in “Securities sold under agreements to repurchase” and “Securities loaned” on our Consolidated Statements of Financial Condition. See Note 7 for information regarding our other collateralized financing arrangements.

Mortgage notes payable and other

Mortgage notes payable pertain to mortgage loans on certain of our corporate headquarters offices located in St. Petersburg, Florida. These mortgage loans are secured by land, buildings, and improvements.  These mortgage loans bear a fixed interest rate of 5.7% with repayment terms of monthly interest and principal debt service and have a January 2023 maturity.

Our other borrowings as of September 30, 2019, mature as follows based on their contractual terms.

Fiscal year ended September 30,	$ in millions
2020	$5
2021	881
2022	6
2023	2
2024	—
Thereafter	—
Total	$894

NOTE 15 – SENIOR NOTES PAYABLE

The following table summarizes our senior notes payable.

	September 30,
$ in millions	2019	2018
5.625% senior notes, due 2024	$250	$250
3.625% senior notes, due 2026	500	500
4.95% senior notes, due 2046	800	800
Total principal amount	1,550	1,550
Unaccreted premium/(discount)	11	12
Unamortized debt issuance costs	(11)	(12)
Total senior notes payable	$1,550	$1,550

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 45 basis points, plus accrued and unpaid interest thereon to the redemption date.

Redemption at par of certain senior notes

During the year ended September 30, 2017, we redeemed all of our outstanding 6.90% senior notes due March 2042 and 8.60% senior notes due August 2019. This redemption resulted in a $46 million loss on extinguishment of debt on our Consolidated Statements of Income and Comprehensive Income for the year ended September 30, 2017, comprised of a make-whole premium and unamortized debt issuance costs.

NOTE 16 – INCOME TAXES

For a discussion of our income tax accounting policies and other income tax-related information see Note 2.

The Tax Act

On December 22, 2017, the Tax Act was enacted, which significantly revised the U.S. corporate income tax system by, among other things, lowering federal corporate income tax rates from 35% to 21%. For the fiscal year ended September 30, 2019, our U.S. federal statutory tax rate was 21.0%. For the fiscal year ended September 30, 2018, our U.S. federal statutory tax rate was 24.5%, which reflects a blended federal statutory rate of 35.0% for our first fiscal quarter and 21.0% for the remaining three fiscal quarters.

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

Income taxes

The following table details the total income tax provision/(benefit) allocation for each respective period.

	Year ended September 30,
$ in millions	2019	2018	2017
Recorded in:
Net income	$341	$454	$289
Equity, arising from available-for-sale securities recorded through OCI	27	(19)	1
Equity, arising from currency translations, net of the impact of net investment hedges recorded through OCI	7	10	(7)
Equity, arising from cash flow hedges recorded through OCI	(23)	15	14
Total provision for income taxes	$352	$460	$297

The following table details our provision/(benefit) for income taxes included in net income for each respective period.

	Year ended September 30,
$ in millions	2019	2018	2017
Current:
Federal	$286	$258	$256
State and local	63	65	38
Foreign	15	14	7
Total current	364	337	301
Deferred:
Federal	(22)	121	(11)
State and local	(1)	(4)	(1)
Total deferred	(23)	117	(12)
Total provision for income taxes	$341	$454	$289

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is detailed in the following table.

	Year ended September 30,
	2019	2018	2017
Provision calculated at statutory rate	21.0%	24.5%	35.0%
Impact of Tax Act	0.1%	8.1%	—
State income tax, net of federal benefit	3.6%	3.9%	2.7%
Excess tax benefits related to share-based compensation	(0.4)%	(0.9)%	(2.5)%
Gains on company-owned life insurance policies which are not subject to tax	(0.1)%	(0.7)%	(1.7)%
Federal tax credits	(0.9)%	(0.7)%	(1.6)%
Other, net	1.5%	0.6%	(0.7)%
Total provision for income tax	24.8%	34.8%	31.2%

The following table presents our U.S. and foreign components of pre-tax income for each respective period.

	Year ended September 30,
$ in millions	2019	2018	2017
U.S.	$1,340	$1,268	$915
Foreign	35	43	10
Pre-tax income	$1,375	$1,311	$925

The cumulative effects of temporary differences that give rise to significant portions of the deferred tax asset/(liability) items are detailed in the following table.

	September 30,
$ in millions	2019	2018
Deferred tax assets:
Deferred compensation	$192	$180
Allowances for loan losses and reserves for unfunded commitments	56	53
Unrealized loss associated with foreign currency translations	10	6
Unrealized loss associated with available-for-sale securities	—	20
Accrued expenses	35	36
Partnership investments	12	6
Other	18	11
Total deferred tax assets	323	312
Deferred tax liabilities:
Goodwill and identifiable intangible assets	(28)	(32)
Property and equipment	(57)	(60)
Unrealized gain associated with available-for-sale securities	(7)	—
Other	—	(17)
Total deferred tax liabilities	(92)	(109)
Net deferred tax assets	$231	$203

We had a net deferred tax asset at both September 30, 2019 and 2018. We believe that the realization of the net deferred tax asset of $231 million is more likely than not based on expectations of future taxable income.

As of September 30, 2019, we considered all undistributed earnings of non-U.S. subsidiaries to be permanently reinvested. Therefore, we have not provided for any U.S. deferred income taxes. As of September 30, 2019, we had approximately $291 million of cumulative undistributed earnings attributable to foreign subsidiaries, most of which were subject to U.S. tax under the transition tax on foreign earnings due under the Tax Act. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings, and therefore, cannot quantify the tax liability that would be payable in the event all such foreign earnings are repatriated.

As of September 30, 2019, the current tax receivable, which is included in “Other receivables” on our Consolidated Statements of Financial Condition, was $22 million, and the current tax payable, which is included in “Other payables,” was $49 million. As of September 30, 2018, the current tax receivable was $6 million and the current tax payable was $50 million.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Uncertain tax positions

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. As of September 30, 2019 and 2018, accrued interest and penalties were approximately $6 million and $5 million, respectively.

The following table presents the aggregate changes in the balances for uncertain tax positions.

	Year ended September 30,
$ in millions	2019	2018	2017
Uncertain tax positions beginning of year	$31	$20	$22
Increases for tax positions related to the current year	11	5	3
Increases for tax positions related to prior years	7	10	—
Decreases for tax positions related to prior years	—	(1)	(1)
Decreases due to lapsed statute of limitations	(2)	(3)	(2)
Decreases related to settlements	(5)	—	(2)
Uncertain tax positions end of year	$42	$31	$20

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

The total amount of uncertain tax positions that, if recognized, would impact the effective tax rate (the items included in the preceding table after considering the federal tax benefit associated with any state tax provisions) was $38 million, $27 million, and $15 million at September 30, 2019, 2018 and 2017, respectively.  We anticipate that the uncertain tax position balance will not change significantly over the next 12 months.

We file U.S. federal income tax returns as well as returns with various state, local and foreign jurisdictions. With few exceptions, we are generally no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to fiscal year 2016 for federal tax returns, fiscal year 2015 for state and local tax returns and fiscal year 2015 for foreign tax returns.  Various foreign and state audits in process are expected to be completed in fiscal year 2020.

NOTE 17 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Loan and underwriting commitments

In the normal course of business, we enter into commitments for fixed income and equity underwritings. As of September 30, 2019, we had three such open underwriting commitments, which were subsequently settled in open market transactions and none of which resulted in a significant loss.

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting, transitional cost assistance, and retention purposes (see Note 2 for a discussion of our accounting policies governing these transactions). These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us.  As of September 30, 2019, we had made commitments through the extension of formal offers totaling $165 million; however, it is possible that not all of our offers will be accepted and therefore, we would not fund the total amount of the offers extended. As of September 30, 2019, $118 million of the total amount extended consisted of unfunded commitments to prospective financial advisors who had accepted our offers, or recently hired producers.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding.

$ in millions	September 30, 2019	September 30, 2018
Open-end consumer lines of credit (primarily SBL)	$9,328	$7,332
Commercial lines of credit	$1,527	$1,643
Unfunded loan commitments	$599	$541
Standby letters of credit	$40	$41

Open-end consumer lines of credit primarily represent the unfunded amounts of RJ Bank loans to customers that are secured by marketable securities at advance rates consistent with industry standards. The proceeds from repayment or, if necessary, the liquidation of collateral, which is monitored daily, are expected to satisfy the amounts drawn against these existing lines of credit. These lines of credit are primarily uncommitted, as we reserve the right to not make any advances or may terminate these lines at any time.

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

Investment commitments

We had unfunded commitments to various investments, including private equity investments and certain RJ Bank investments, of $30 million as of September 30, 2019.

Lease commitments

Long-term lease agreements expire at various times through fiscal year 2031. Minimum annual rental payments under such agreements for the succeeding five fiscal years are presented in the following table.

Fiscal year ended September 30,	$ in millions
2020	$103
2021	95
2022	79
2023	66
2024	49
Thereafter	127
Total	$519

Certain leases contain rent holidays, leasehold improvement incentives, renewal options and/or escalation clauses.  Rental expense incurred under all leases, including equipment under short-term agreements, aggregated to $129 million, $121 million and $115 million for fiscal years 2019, 2018 and 2017, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Other commitments

RJF has committed an amount of up to $225 million, subject to certain limitations, to either lend to, or guarantee obligations of RJTCF in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities. At September 30, 2019, RJTCF had $52 million outstanding against this commitment. RJTCF may borrow from RJF in order to make investments in, or fund loans or advances to, either project partnerships that purchase and develop properties qualifying for tax credits or LIHTC funds, or to fund its other activities. Investments in project partnerships are sold to various LIHTC funds, which have third-party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings from RJF. RJTCF may also make short-term loans or advances to project partnerships and LIHTC funds.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency MBS.  At September 30, 2019, we had $290 million principal amount of outstanding forward MBS purchase commitments, which were expected to be purchased within 90 days following commitment.  In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and the date of sale of the MBS, we enter into TBA security contracts with investors for generic MBS at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the MBS differs significantly from the term and notional amount of the TBA security contract to which we entered.  These TBA securities and related purchase commitments are accounted for at fair value. As of September 30, 2019, the fair value of the TBA securities and the estimated fair value of the purchase commitments were insignificant.

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

We guarantee the debt of one of our private equity investments. The amount of such debt, including the undrawn portion of a revolving credit facility, was $13 million as of September 30, 2019. The debt, which matures in 2021, is secured by substantially all of the assets of the borrower.

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

We may contest liability and/or the amount of damages, as appropriate, in each pending matter. Over the last several years, the level of litigation and investigatory activity (both formal and informal) by government and self-regulatory agencies has increased significantly in the financial services industry. There can be no assurance that material losses will not be incurred from claims that have not yet been asserted or are not yet determined to be material.

For many legal and regulatory matters, we are unable to estimate a range of reasonably possible loss as we cannot predict if, how or when such proceedings or investigations will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be. A large number of factors may contribute to this inherent unpredictability: the proceeding is in its early stages; the damages sought are unspecified, unsupported or uncertain; it is unclear whether a case brought as a class action will be allowed to proceed on that basis; the other party is seeking relief other than or in addition to compensatory damages (including, in the case of regulatory and governmental proceedings, potential fines and penalties); the matters present significant legal uncertainties; we have not engaged in settlement

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

discussions; discovery is not complete; there are significant facts in dispute; and numerous parties are named as defendants (including where it is uncertain how liability might be shared among defendants). Subject to the foregoing, after consultation with counsel, we believe that the outcome of such litigation and regulatory proceedings will not have a material adverse effect on our consolidated financial condition. However, the outcome of such litigation and proceedings could be material to our operating results and cash flows for a particular future period, depending on, among other things, our revenues or income for such period.

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of September 30, 2019, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $35 million in excess of the aggregate accruals for such matters.  Refer to Note 2 for a discussion of our criteria for recognizing liabilities for contingencies.

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

Legal matters

Brink Complaint and Wistar Complaint

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

On April 5, 2019, the parties to the Brink Complaint and the Wistar Complaint agreed in principle to an aggregate settlement of $15 million. On October 25, 2019, the District Court entered an order granting final approval of the settlement.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

All of the components of OCI, net of tax, were attributable to RJF. The following table presents the net change in AOCI as well as the changes, and the related tax effects, of each component of AOCI.

$ in millions	Net investment hedges	Currency translations	Sub-total: net investment hedges and currency translations	Available-for-sale securities	Cash flow hedges	Total
Year ended September 30, 2019
AOCI as of beginning of year	$88	$(111)	$(23)	$(46)	$42	$(27)
Cumulative effect of adoption of ASU 2016-01	—	—	—	(4)	—	(4)
OCI:
OCI before reclassifications and taxes	29	(24)	5	98	(79)	24
Amounts reclassified from AOCI, before tax	—	—	—	—	(5)	(5)
Pre-tax net OCI	29	(24)	5	98	(84)	19
Income tax effect	(7)	—	(7)	(27)	23	(11)
OCI for the year, net of tax	22	(24)	(2)	71	(61)	8
AOCI as of end of year	$110	$(135)	$(25)	$21	$(19)	$(23)

Year ended September 30, 2018
AOCI as of beginning of year	$60	$(80)	$(20)	$(2)	$7	$(15)
Cumulative effect of adoption of ASU 2018-02	—	—	—	(2)	2	—
OCI:
OCI before reclassifications and taxes	38	(31)	7	(56)	47	(2)
Amounts reclassified from AOCI, before tax	—	—	—	(5)	1	(4)
Pre-tax net OCI	38	(31)	7	(61)	48	(6)
Income tax effect	(10)	—	(10)	19	(15)	(6)
OCI for the year, net of tax	28	(31)	(3)	(42)	33	(12)
AOCI as of end of year	$88	$(111)	$(23)	$(46)	$42	$(27)

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

During the year ended September 30, 2018, we adopted accounting guidance (ASU 2018-02) that allows for a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act.

Reclassifications from AOCI to net income, excluding taxes, for the year ended September 30, 2019 were recorded in “Interest expense” on the Consolidated Statements of Income and Comprehensive Income. Reclassifications from AOCI to net income, excluding taxes, for the year ended September 30, 2018 were recorded in “Other” revenue and “Interest expense” on the Consolidated Statements of Income and Comprehensive Income.

Our net investment hedges and cash flow hedges relate to our derivatives associated with RJ Bank’s business operations (see Notes 2 and 6 for additional information on these derivatives).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 19 - REVENUES

On October 1, 2018, we adopted new accounting guidance for revenue from contracts with customers. See Note 2 for further information about this guidance and for a discussion of our accounting policies related to revenue recognition.

The following tables present our sources of revenues by segment. See Note 24 for additional information on our segment results.

	Year ended September 30, 2019
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$2,820	$6	$645	$—	$(20)	$3,451
Brokerage revenues:
Securities commissions:
Mutual and other fund products	599	6	10	—	(4)	611
Insurance and annuity products	412	—	—	—	—	412
Equities, ETFs and fixed income products	304	123	—	—	—	427
Subtotal securities commissions	1,315	129	10	—	(4)	1,450
Principal transactions (1)	74	285	—	—	(2)	357
Total brokerage revenues	1,389	414	10	—	(6)	1,807
Account and services fees:
Mutual fund and annuity service fees	334	—	2	—	(10)	326
RJBDP fees	453	—	3	—	(176)	280
Client account and other fees	122	5	26	—	(21)	132
Total account and service fees	909	5	31	—	(207)	738
Investment banking:
Equity underwriting	32	100	—	—	—	132
Merger & acquisition and advisory	—	369	—	—	—	369
Fixed income investment banking	—	95	—	—	—	95
Total investment banking	32	564	—	—	—	596
Other:
Tax credit fund revenues	—	86	—	—	—	86
All other (1)	26	4	2	26	6	64
Total other	26	90	2	26	6	150
Total non-interest revenues	5,176	1,079	688	26	(227)	6,742
Interest income (1)	225	38	3	975	40	1,281
Total revenues	5,401	1,117	691	1,001	(187)	8,023
Interest expense	(42)	(34)	—	(155)	(52)	(283)
Net revenues	$5,359	$1,083	$691	$846	$(239)	$7,740

(1) These revenues are generally not in scope of the new accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year ended September 30, 2018
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$2,517	$8	$610	$—	$(16)	$3,119
Brokerage revenues:
Securities commissions:
Mutual and other fund products	703	7	12	—	(5)	717
Insurance and annuity products	414	—	—	—	—	414
Equities, ETFs and fixed income products	352	145	—	—	(2)	495
Subtotal securities commissions	1,469	152	12	—	(7)	1,626
Principal transactions (1)	80	249	—	1	(1)	329
Total brokerage revenues	1,549	401	12	1	(8)	1,955
Account and services fees:
Mutual fund and annuity service fees	332	—	2	—	(9)	325
RJBDP fees	354	—	3	—	(92)	265
Client account and other fees	111	5	23	—	(16)	123
Total account and service fees	797	5	28	—	(117)	713
Investment banking:
Equity underwriting	35	93	—	—	—	128
Merger & acquisition and advisory	—	297	—	—	—	297
Fixed income investment banking	—	76	—	—	—	76
Total investment banking	35	466	—	—	—	501
Other:
Tax credit fund revenues	—	79	—	—	—	79
All other (1)	30	1	2	22	10	65
Total other	30	80	2	22	10	144
Total non-interest revenues	4,928	960	652	23	(131)	6,432
Interest income (1)	193	32	2	793	24	1,044
Total revenues	5,121	992	654	816	(107)	7,476
Interest expense	(28)	(28)	—	(89)	(57)	(202)
Net revenues	$5,093	$964	$654	$727	$(164)	$7,274

(1) These revenues are generally not in scope of the new accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year ended September 30, 2017
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$2,022	$9	$453	$—	$(13)	$2,471
Brokerage revenues:
Securities commissions:
Mutual and other fund products	698	9	12	—	(5)	714
Insurance and annuity products	385	—	—	—	—	385
Equities, ETFs and fixed income products	331	152	—	—	(4)	479
Subtotal securities commissions	1,414	161	12	—	(9)	1,578
Principal transactions (1)	93	323	—	2	—	418
Total brokerage revenues	1,507	484	12	2	(9)	1,996
Account and services fees:
Mutual fund and annuity service fees	291	—	2	—	(8)	285
RJBDP fees	270	—	2	—	(68)	204
Client account and other fees	116	5	16	—	(14)	123
Total account and service fees	677	5	20	—	(90)	612
Investment banking:
Equity underwriting	62	117	—	—	—	179
Merger & acquisition and advisory	—	228	—	—	—	228
Fixed income investment banking	—	84	—	—	—	84
Total investment banking	62	429	—	—	—	491
Other:
Tax credit fund revenues	—	79	—	—	—	79
All other (1)	17	2	2	16	37	74
Total other	17	81	2	16	37	153
Total non-interest revenues	4,285	1,008	487	18	(75)	5,723
Interest income (1)	153	27	1	610	11	802
Total revenues	4,438	1,035	488	628	(64)	6,525
Interest expense	(16)	(21)	—	(35)	(82)	(154)
Net revenues	$4,422	$1,014	$488	$593	$(146)	$6,371

(1) These revenues are generally not in scope of the new accounting guidance for revenue from contracts with customers.

At September 30, 2019 and September 30, 2018, net receivables related to contracts with customers were $347 million and $384 million, respectively.

We record deferred revenue from contracts with customers when payment is received prior to the performance of our obligation to the customer. Deferred revenue balances were not material as of September 30, 2019 and September 30, 2018.

We have elected the practical expedient allowable by the guidance to not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 20 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Year ended September 30,
$ in millions	2019	2018	2017
Interest income:
Cash segregated pursuant to regulations	$59	$53	$38
Trading instruments	26	23	21
Available-for-sale securities	69	52	28
Margin loans	122	107	86
Bank loans, net of unearned income	871	722	572
Loans to financial advisors	18	15	13
Corporate cash and all other	116	72	44
Total interest income	1,281	1,044	802
Interest expense:
Bank deposits	132	66	17
Trading instruments sold but not yet purchased	7	7	6
Brokerage client payables	21	15	5
Other borrowings	21	22	17
Senior notes payable	73	73	95
Other	29	19	14
Total interest expense	283	202	154
Net interest income	998	842	648
Bank loan loss provision	(22)	(20)	(13)
Net interest income after bank loan loss provision	$976	$822	$635

Interest expense related to bank deposits in the preceding table excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.

NOTE 21 - SHARE-BASED AND OTHER COMPENSATION

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

All shares owned by the ESOP are included in earnings per share calculations. Cash dividends paid to the ESOP are reflected as a reduction of retained earnings. The number of shares of our common stock held by the ESOP at September 30, 2019 and 2018 was 4.56 million and 4.61 million, respectively. The market value of our common stock held by the ESOP at September 30, 2019 was $376 million, of which $3 million was unearned (not yet vested) by ESOP plan participants.

We also offer a plan pursuant to section 401(k) of the Internal Revenue Code, which is a qualified plan that may provide for a discretionary contribution or a matching contribution each year. Matching contributions are 75% of the first $1,000 and 25% of the next $1,000 of eligible compensation deferred by each participant annually.

Our LTIP is a non-qualified deferred compensation plan that provides benefits to employees who meet certain compensation or production requirements. We have purchased and hold life insurance on the lives of certain current and former employee participants (see Note 12 for information regarding the carrying value of these company-owned life insurance policies) to earn a competitive rate of return for participants and to provide the primary source of funds available to satisfy our obligations under this plan.

Contributions to the qualified plans and the LTIP, are approved annually by the Board of Directors or a committee thereof.

We have the VDCP, a non-qualified and voluntary opportunity for certain highly compensated employees to defer compensation. Eligible participants may elect to defer a percentage or specific dollar amount of their compensation into the VDCP. Company-owned life insurance is the primary source of funding for this plan.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We also maintain non-qualified deferred compensation plans or arrangements for the benefit of certain employees that provide a return to the participating employees based upon the performance of various referenced investments. Under the terms of each applicable plan or arrangement, we invest directly as a principal in such investments, which are directly related to our obligations under the respective deferred compensation plan and are included in “Other investments” on our Consolidated Statements of Financial Condition. See Note 4 for the fair value of these investments as of September 30, 2019, and 2018.

Compensation expense associated with all of the qualified and non-qualified plans previously described totaled $162 million, $154 million and $131 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

Share-based compensation plans

We have one share-based compensation plan for our employees, Board of Directors and non-employees (independent contractor financial advisors). The Amended and Restated 2012 Stock Incentive Plan (the “2012 Plan”) authorizes us to grant 40.24 million new shares, including the shares available for grant under six predecessor plans. As of September 30, 2019, 8.16 million shares were available under the 2012 Plan. Effective during the three months ended June 30, 2019, we generally reissue our treasury shares under the 2012 Plan; however, we are also permitted to issue our new shares. Our share-based compensation accounting policies are described in Note 2.

Stock options granted and outstanding to our employees and independent contractors as of September 30, 2019 and the related expense for years ended September 30, 2019, 2018 and 2017 were insignificant. Cash received from stock option exercises during the year ended September 30, 2019 was $32 million.

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

The following table presents the restricted equity award activity which includes restricted stock and RSUs for grants to employees and members of our Board of Directors for the year ended September 30, 2019.

	Shares/Units (in millions)	Weighted- average grant date fair value (per share)
Non-vested as of beginning of year	4.8	$68.39
Granted	1.6	$76.72
Vested	(1.2)	$55.15
Forfeited	(0.2)	$71.58
Non-vested as of end of year	5.0	$74.08

The following table presents expense and income tax benefits related to our restricted equity awards granted to our employees and members of our Board of Directors for the periods indicated.

	Year ended September 30,
$ in millions	2019	2018	2017
Total share-based expense	$101	$89	$79
Income tax benefits related to share-based expense	$23	$23	$28

Total share-based expense for the year ended September 30, 2017 included $5 million, which was included as a component of “Acquisition and disposition-related expenses” on our Consolidated Statements of Income and Comprehensive Income.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

For the year ended September 30, 2019, we realized $26 million of excess tax benefits related to our restricted equity awards which favorably impacted income tax expense on our Consolidated Statements of Income and Comprehensive Income.

As of September 30, 2019, there was $150 million of total pre-tax compensation costs not yet recognized, net of estimated forfeitures, related to restricted equity awards granted to employees and members of our Board of Directors. These costs are expected to be recognized over a weighted-average period of approximately 3 years. The following RSU activity occurred for the periods indicated.

	Year ended September 30,
$ in millions, except per unit award amounts	2019	2018	2017
Weighted-average grant date fair value per unit award	$76.72	$87.33	$72.39
Total fair value of shares and unit awards vested	$63	$51	$59

There were no outstanding RSUs related to our independent contractor financial advisors as of September 30, 2019.

Employee stock purchase plan
Under the 2003 Employee Stock Purchase Plan, we are authorized to issue up to 7.38 million shares of common stock to our full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a fair value of $25,000. The purchase price of the stock is 85% of the average high and low market price on the day prior to the purchase date. Under the plan, we sold approximately 424 thousand, 336 thousand and 343 thousand shares to employees during the years ended September 30, 2019, 2018 and 2017, respectively. The compensation cost is calculated as the value of the 15% discount from market value and was $5 million, $5 million and $4 million for the years ended September 30, 2019, 2018 and 2017, respectively.

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

NOTE 22 – REGULATORY CAPITAL REQUIREMENTS

RJF, as a bank holding company and financial holding company, RJ Bank, and our broker-dealer subsidiaries are subject to capital requirements by various regulatory authorities. Capital levels of each entity are monitored to ensure compliance with our various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on our financial results.

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

RJF and RJ Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined under the Basel III capital framework, Common equity Tier 1 capital (“CET1”) to risk-weighted assets. RJF and RJ Bank each calculate these ratios under the Basel III standardized approach in order to assess compliance with both regulatory requirements and their internal capital policies.  In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of September 30, 2019, both RJF’s and RJ Bank’s capital levels exceeded the capital conservation buffer requirement and were each categorized as “well-capitalized.”

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

To meet requirements for capital adequacy purposes or to be categorized as “well-capitalized,” RJF must maintain minimum CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of September 30, 2019:
CET1	$5,971	24.8%	$1,085	4.5%	$1,567	6.5%
Tier 1 capital	$5,971	24.8%	$1,446	6.0%	$1,928	8.0%
Total capital	$6,207	25.8%	$1,928	8.0%	$2,410	10.0%
Tier 1 leverage	$5,971	15.7%	$1,525	4.0%	$1,906	5.0%

RJF as of September 30, 2018:
CET1	$5,718	24.3%	$1,057	4.5%	$1,527	6.5%
Tier 1 capital	$5,718	24.3%	$1,410	6.0%	$1,880	8.0%
Total capital	$5,941	25.3%	$1,880	8.0%	$2,350	10.0%
Tier 1 leverage	$5,718	15.8%	$1,451	4.0%	$1,814	5.0%

RJF’s Tier 1 capital and Total capital ratios at September 30, 2019 increased compared to September 30, 2018 due to positive earnings during the current fiscal year, partially offset by the impacts of share repurchases and growth of the bank loan portfolio.

To meet the requirements for capital adequacy or to be categorized as “well-capitalized,” RJ Bank must maintain CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJ Bank as of September 30, 2019:
CET1	$2,246	13.2%	$764	4.5%	$1,103	6.5%
Tier 1 capital	$2,246	13.2%	$1,018	6.0%	$1,358	8.0%
Total capital	$2,458	14.5%	$1,358	8.0%	$1,697	10.0%
Tier 1 leverage	$2,246	8.8%	$1,021	4.0%	$1,276	5.0%

RJ Bank as of September 30, 2018:
CET1	$2,029	12.7%	$721	4.5%	$1,042	6.5%
Tier 1 capital	$2,029	12.7%	$961	6.0%	$1,282	8.0%
Total capital	$2,229	13.9%	$1,282	8.0%	$1,602	10.0%
Tier 1 leverage	$2,029	8.8%	$926	4.0%	$1,158	5.0%

RJ Bank’s Tier 1 and Total capital ratios at September 30, 2019 increased compared to September 30, 2018 due to the impact of positive earnings during the current fiscal year, partially offset by growth of the bank loan portfolio.

Our intention is to maintain RJ Bank’s “well-capitalized” status. In the unlikely event that RJ Bank failed to maintain its “well-capitalized” status, the consequences could include a requirement to obtain a waiver from the FDIC prior to acceptance, renewal, or rollover of brokered deposits and higher FDIC premiums, but would not have a significant impact on our operations.

RJ Bank may pay dividends to RJF without prior approval of its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted regulatory capital ratios.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. As a member firm of the Financial Industry Regulatory Authority (“FINRA”), RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements. The following table presents the net capital position of RJ&A.

	September 30,
$ in millions	2019	2018
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	39.7%	28.2%
Net capital	$1,056	$934
Less: required net capital	(53)	(66)
Excess net capital	$1,003	$868

As of September 30, 2019, RJFS, RJ Ltd., Raymond James Trust, N.A. (“RJ Trust”) and all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

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

NOTE 23 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Year ended September 30,
$ in millions, except per share amounts	2019	2018	2017
Income for basic earnings per common share:
Net income	$1,034	$857	$636
Less allocation of earnings and dividends to participating securities	(2)	(1)	(1)
Net income attributable to RJF common shareholders	$1,032	$856	$635
Income for diluted earnings per common share:
Net income	$1,034	$857	$636
Less allocation of earnings and dividends to participating securities	(2)	(1)	(1)
Net income attributable to RJF common shareholders	$1,032	$856	$635
Common shares:
Average common shares in basic computation	141.0	145.3	143.3
Dilutive effect of outstanding stock options and certain RSUs	3.0	3.5	3.3
Average common shares used in diluted computation	144.0	148.8	146.6
Earnings per common share:
Basic	$7.32	$5.89	$4.43
Diluted	$7.17	$5.75	$4.33
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	0.4	0.5	1.7

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the year to participating securities plus an allocation of undistributed earnings to participating securities. Participating securities represent unvested restricted stock and certain RSUs. Participating securities and related dividends paid on these participating securities were insignificant for the years ended September 30, 2019, 2018 and 2017.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Year ended September 30,
	2019	2018	2017
Dividends per common share - declared	$1.36	$1.10	$0.88
Dividends per common share - paid	$1.32	$1.02	$0.86

NOTE 24 – SEGMENT INFORMATION

We currently operate through the following five segments: PCG; Capital Markets; Asset Management; RJ Bank; and Other.

The segments are determined based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. The financial results of our segments are presented using the same policies as those described in Note 2. Segment results include allocations of most corporate overhead and benefits expenses to each segment. Refer to the following discussion of the Other segment for a description of the corporate expenses that are not allocated to segments. Intersegment revenues, expenses, receivables and payables are eliminated upon consolidation.

The PCG segment provides financial planning and securities transaction services through our branch office network throughout the U.S., Canada and the United Kingdom. The PCG segment includes revenues from securities transaction services, including the sale of equities, mutual funds, fixed income products, insurance products and annuity products to retail clients. In addition, this segment includes revenues from investment advisory services, for which we charge either a fee computed as a percentage of assets in a client’s account or a flat period fee. The segment includes servicing fee revenues from mutual fund and annuity companies whose products we distribute, and from banks to which we sweep client cash in the RJBDP, our multi-bank sweep program. The segment also includes net interest earnings primarily on client margin loans and cash balances.

Our Capital Markets segment conducts institutional sales, securities trading, equity research, investment banking and the syndication and related management of investments that qualify for tax credits. We primarily conduct these activities in the U.S., Canada and Europe.

Our Asset Management segment earns asset management and related administrative fees for providing asset management, portfolio management and related administrative services for retail and institutional clients. This segment oversees a portion of our fee-based assets under administration for our PCG clients through our asset management services division and through RJ Trust. This segment also provides asset management services through Carillon Tower Advisers and affiliates (collectively, “Carillon Tower Advisers”) for certain retail accounts managed on behalf of third-party institutions, institutional accounts and proprietary mutual funds that we manage.

RJ Bank provides various types of loans, including corporate loans, tax-exempt loans, residential loans, SBL and other loans. RJ Bank is active in corporate loan syndications and participations and also provides FDIC-insured deposit accounts, including to clients of our broker-dealer subsidiaries. RJ Bank generates net interest revenue principally through the interest income earned on loans and an investment portfolio of securities, which is offset by the interest expense it pays on client deposits and on its borrowings.

The Other segment includes our private equity investments, interest income on certain corporate cash balances and certain corporate overhead costs of RJF that are not allocated to operating segments, including the interest costs on our public debt.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents information concerning operations in these segments of business.

	Year ended September 30,
$ in millions	2019	2018	2017
Net revenues:
Private Client Group	$5,359	$5,093	$4,422
Capital Markets	1,083	964	1,014
Asset Management	691	654	488
RJ Bank	846	727	593
Other	5	(15)	(30)
Intersegment eliminations	(244)	(149)	(116)
Total net revenues	$7,740	$7,274	$6,371
Pre-tax income/(loss):
Private Client Group	$579	$576	$373
Capital Markets	110	91	141
Asset Management	253	235	172
RJ Bank	515	492	409
Other	(82)	(83)	(170)
Total pre-tax income	$1,375	$1,311	$925

No individual client accounted for more than ten percent of revenues in any of the years presented.

	Year ended September 30,
$ in millions	2019	2018	2017
Net interest income/(expense):
Private Client Group	$183	$165	$137
Capital Markets	4	4	6
Asset Management	3	2	1
RJ Bank	820	704	575
Other and intersegment eliminations	(12)	(33)	(71)
Net interest income	$998	$842	$648

The following table presents our total assets on a segment basis.

	September 30,
$ in millions	2019	2018
Total assets:
Private Client Group	$9,042	$10,173
Capital Markets	2,287	2,279
Asset Management	401	387
RJ Bank	25,516	22,922
Other	1,584	1,652
Total	$38,830	$37,413

The following table presents goodwill, which was included in our total assets, on a segment basis.

	September 30,
$ in millions	2019	2018
Goodwill:
Private Client Group	$275	$276
Capital Markets	120	133
Asset Management	69	69
Total	$464	$478

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We have operations in the U.S., Canada and Europe. Substantially all long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income classified by major geographic area in which they were earned.

	Year ended September 30,
$ in millions	2019	2018	2017
Net revenues:
U.S.	$7,211	$6,754	$5,931
Canada	391	381	328
Europe	138	139	108
Other	—	—	4
Total	$7,740	$7,274	$6,371

Pre-tax income/(loss):
U.S.	$1,356	$1,269	$919
Canada	29	47	14
Europe (1)	(10)	(5)	(4)
Other	—	—	(4)
Total	$1,375	$1,311	$925

(1)
The pre-tax loss in Europe for the year ended September 30, 2019 reflects a $15 million loss on the sale of our operations related to research, sales and trading of European equities incurred during the first fiscal quarter of 2019.

The following table presents our total assets by major geographic area in which they were held.

	September 30,
$ in millions	2019	2018
Total assets:
U.S.	$35,978	$34,651
Canada	2,754	2,673
Europe	98	89
Total	$38,830	$37,413

The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

	September 30,
$ in millions	2019	2018
Goodwill:
U.S.	$433	$426
Canada	23	43
Europe	8	9
Total	$464	$478

During the year ended September 30, 2019, we recognized an impairment charge of $19 million related to our Canadian Capital Markets. See Note 11 for a discussion of our goodwill impairment testing.

NOTE 25 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

As more fully described in Note 1, RJF (or the “Parent”) is a financial holding company whose subsidiaries are engaged in various financial services activities. The Parent’s primary activities include investments in subsidiaries and corporate investments, including cash management, company-owned life insurance policies and private equity investments. The primary source of operating cash available to the Parent is provided by dividends from its subsidiaries.

RJ&A, our principal domestic broker-dealer subsidiary of the Parent, is required by regulations to maintain a minimum amount of net capital. Other broker-dealer, non-bank subsidiaries of the Parent are also required by regulations to maintain a minimum amount of net capital, but the net capital requirements of those other subsidiaries are much less significant. RJ&A is further required by certain covenants in its borrowing agreements to maintain minimum net capital equal to 10% of aggregate debit balances. At September 30, 2019, each of these broker-dealer subsidiaries exceeded their minimum net capital requirements (see Note 22 for further information).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Net assets of approximately $3.10 billion as of September 30, 2019 were restricted under regulatory or other restrictions from being transferred from certain subsidiaries to the Parent without prior approval of the respective entities’ regulator.

Liquidity available to the Parent from its subsidiaries other than its broker-dealer subsidiaries and RJ Bank is not limited by regulatory or other restrictions; however, the available amounts are not as significant as those amounts previously described. The Parent regularly receives a portion of the profits of subsidiaries, other than RJ Bank, as dividends.

Cash and cash equivalents of $1.35 billion and $1.40 billion as of September 30, 2019 and 2018, respectively, were held directly by RJF in depository accounts at third-party financial institutions, held in depository accounts at RJ Bank, or were otherwise invested by one of our subsidiaries on behalf of RJF. The amount held in depository accounts at RJ Bank was $163 million as of September 30, 2019, of which $107 million was available on demand and without restriction. As of September 30, 2018, $277 million was held in depository accounts at RJ Bank, of which $254 million was available on demand and without restriction.

See Notes 14, 15, 17 and 22 for more information regarding borrowings, commitments, contingencies and guarantees, and regulatory capital requirements of the Parent and its subsidiaries.

The following table presents the Parent’s statements of financial condition.

	September 30,
$ in millions	2019	2018
Assets:
Cash and cash equivalents	$540	$695
Assets segregated pursuant to regulations	57	23
Intercompany receivables from subsidiaries (primarily non-bank subsidiaries)	1,143	1,156
Investments in consolidated subsidiaries:
Bank subsidiary	2,248	2,021
Non-bank subsidiaries	4,093	4,031
Property and equipment, net	14	14
Goodwill and identifiable intangible assets, net	32	32
Other assets	728	661
Total assets	$8,855	$8,633
Liabilities and equity:
Accrued compensation and benefits	$514	$480
Intercompany payables to subsidiaries (primarily non-bank subsidiaries)	119	141
Other payables	91	94
Senior notes payable	1,550	1,550
Total liabilities	2,274	2,265
Equity	6,581	6,368
Total liabilities and equity	$8,855	$8,633

Of the total intercompany receivable from non-bank subsidiaries, $827 million and $735 million at September 30, 2019 and 2018, respectively, was invested in cash and cash equivalents by the subsidiary on behalf of the Parent.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the Parent’s statements of income.

	Year ended September 30,
$ in millions	2019	2018	2017
Revenues:
Dividends from non-bank subsidiaries	$632	$225	$183
Dividends from bank subsidiary	190	130	125
Interest from subsidiaries	31	25	16
Interest income	7	4	2
Other	20	20	26
Total revenues	880	404	352
Interest expense	(75)	(74)	(95)
Net revenues	805	330	257
Non-interest expenses:
Compensation and benefits	73	68	62
Non-compensations expenses:
Communications and information processing	8	9	9
Occupancy and equipment costs	1	1	1
Business development	20	20	19
Losses on extinguishment of debt	—	—	46
Other	16	17	14
Intercompany allocations and charges	(24)	(32)	(31)
Total non-compensation expenses	21	15	58
Total non-interest expenses	94	83	120
Pre-tax income before equity in undistributed net income of subsidiaries	711	247	137
Income tax benefit	(31)	(12)	(86)
Income before equity in undistributed net income of subsidiaries	742	259	223
Equity in undistributed net income of subsidiaries	292	598	413
Net income	$1,034	$857	$636

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the Parent’s statements of cash flows.

	Year ended September 30,
$ in millions	2019	2018	2017
Cash flows from operating activities:
Net income	$1,034	$857	$636
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/(gain) on investments	4	1	(15)
Gain on company-owned life insurance policies, net of expenses	(5)	(37)	(48)
Equity in undistributed net income of subsidiaries	(292)	(598)	(413)
Losses on extinguishment of debt	—	—	46
Other	100	114	98
Net change in:
Assets segregated pursuant to regulations	—	(1)	—
Intercompany receivables	(51)	6	179
Other assets	(16)	49	80
Intercompany payables	(22)	88	39
Other payables	(1)	13	(1)
Accrued compensation and benefits	34	66	68
Net cash provided by operating activities	785	558	669

Cash flows from investing activities:
Investments in subsidiaries	(24)	(205)	(36)
Advances to/(repayments from) subsidiaries, net	63	4	(118)
Proceeds from sales of investments	3	12	5
Purchase of investments in company-owned life insurance policies, net	(44)	(70)	(41)
Net cash used in investing activities	(2)	(259)	(190)

Cash flows from financing activities:
Proceeds from borrowing on the RJF Credit Facility	300	300	—
Repayment of borrowings on the RJF Credit Facility	(300)	(300)	—
Proceeds from senior note issuances, net of debt issuance costs paid	—	—	508
Extinguishment of senior notes payable	—	—	(650)
Premium paid on extinguishment of senior notes payable	—	—	(37)
Exercise of stock options and employee stock purchases	65	63	57
Purchase of treasury stock	(778)	(62)	(34)
Dividends on common stock	(191)	(151)	(127)
Net cash used in financing activities	(904)	(150)	(283)
Net increase/(decrease) in cash and cash equivalents	(121)	149	196
Cash, cash equivalents, and cash segregated pursuant to regulations at beginning of year	717	568	372
Cash, cash equivalents, and cash segregated pursuant to regulations at end of year	$596	$717	$568

Cash and cash equivalents	$540	$695	$528
Cash segregated pursuant to regulations	56	22	40
Total cash, cash equivalents, and cash segregated pursuant to regulations at end of year	$596	$717	$568

Supplemental disclosures of cash flow information:
Cash paid for interest	$78	$78	$99
Cash paid for income taxes, net	$42	$163	$93

Supplemental disclosures of noncash activity:
Investments in subsidiaries, net	$(43)	$—	$24
Losses on extinguishment of debt	$—	$—	$9

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA:

SELECTED QUARTERLY FINANCIAL DATA
(unaudited)

	Fiscal Year 2019
in millions, except per share amounts	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net revenues	$1,931	$1,859	$1,927	$2,023
Non-interest expenses	$1,599	$1,512	$1,585	$1,669
Pre-tax income	$332	$347	$342	$354
Net income	$249	$261	$259	$265
Earnings per common share - basic	$1.73	$1.85	$1.84	$1.90
Earnings per common share - diluted	$1.69	$1.81	$1.80	$1.86
Dividends per common share - declared	$0.34	$0.34	$0.34	$0.34

	Fiscal Year 2018
in millions, except per share amounts	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net revenues	$1,726	$1,812	$1,837	$1,899
Non-interest expenses	$1,415	$1,480	$1,519	$1,549
Pre-tax income	$311	$332	$318	$350
Net income	$119	$243	$232	$263
Earnings per common share - basic	$0.82	$1.67	$1.59	$1.80
Earnings per common share - diluted	$0.80	$1.63	$1.55	$1.76
Dividends per common share - declared	$0.25	$0.25	$0.30	$0.30

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by COSO. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2019. KPMG LLP, who audited and reported on our consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of September 30, 2019 (included as follows).

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Raymond James Financial, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Raymond James Financial, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of September 30, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated November 26, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
November 26, 2019

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers appears in Part I, Item 1 of this report. The balance of the information required by Item 10 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2020 Annual Meeting of Shareholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended September 30, 2019.

ITEMS 11, 12, 13 and 14.

The information required by Items 11, 12, 13 and 14 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2020 Annual Meeting of Shareholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended September 30, 2019.

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

4.1		Description of Capital Stock.
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

10.4
Stock Purchase Agreement, dated January 11, 2012, between Raymond James Financial, Inc. and Regions Financial Corporation (excluding certain exhibits and schedules), incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 12, 2012.

10.5.1	*
Raymond James Financial, Inc. Amended and Restated 2012 Stock Incentive Plan (as amended through February 18, 2016), incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders held February 18, 2016, filed with the Securities and Exchange Commission on January 14, 2016.

10.5.2	*
Form of Contingent Stock Option Agreement under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2012.

10.5.3	*
Form of Restricted Stock Unit Agreement for Non-Employee Director under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2012.

10.5.4	*
Form of Restricted Stock Unit Agreement for Performance Based Restricted Stock Unit Award under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.20.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2013.

10.5.5	*
Form of Stock Option Agreement under 2012 Stock Incentive Plan, as revised and approved on August 21, 2013, incorporated by reference to Exhibit 10.16.3 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2013.

10.5.6	*
Form of Restricted Stock Unit Agreement for Non-Bonus Award (Employee/Independent Contractor) under 2012 Stock Incentive Plan, as revised and approved on August 21, 2013, incorporated by reference to Exhibit 10.16.4 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2013.

10.5.7	*
Form of Restricted Stock Unit Agreement for Stock Bonus Award under 2012 Stock Incentive Plan, as revised and approved on August 21, 2013, incorporated by reference to Exhibit 10.16.6 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2013.

10.5.8	*
Form of Restricted Stock Unit Award Notice and Agreement (time-based vesting) which amends and restates Mr. Reilly’s award agreement issued in 2012 and will also be used for his subsequent award agreements, incorporated by reference to Exhibit 10.21.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

10.5.9	*
Form of Restricted Stock Unit Award Notice and Agreement (performance-based vesting) which amends and restates Mr. Reilly’s award agreement issued in 2012 and will also be used for his subsequent award agreements, incorporated by reference to Exhibit 10.21.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

10.5.10	*
Form of Restricted Stock Unit Award Notice and Agreement (time-based vesting), incorporated by reference to Exhibit 10.22.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

10.5.11	*
Form of Restricted Stock Unit Award Notice and Agreement (performance-based vesting), incorporated by reference to Exhibit 10.22.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

10.5.12	*
Form of Stock Option Agreement under 2012 Stock Incentive Plan, as revised and approved on November 20, 2013, incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 7, 2014.

10.5.13	*
Form of Restricted Stock Unit Agreement for Non-Bonus Award under 2012 Stock Incentive Plan, as revised and approved on November 20, 2013, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 7, 2014.

10.5.14
Raymond James Financial, Inc. 2012 Stock Incentive Plan Sub-Plan for French Employees with Form of Restricted Stock Unit Agreement, adopted and approved on February 20, 2014, incorporated by reference to Exhibit 10.16.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2014.

10.5.15	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (time-based vesting), as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2018.

10.5.16	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (performance-based vesting), as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2018.

10.5.17	*
Form of Restricted Stock Unit Award Notice and Agreement for Non-Bonus Award, as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2018.

10.5.18	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (time-based vesting) for Canadian Employees, as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2018.

10.5.19	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (performance-based vesting) for Canadian Employees, as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2018.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Exhibit Number		Description
10.5.20	*
Form of Restricted Stock Unit Award Notice and Agreement for Non-Bonus Award for Canadian Employees, as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2018.

10.5.21	*
Form of Award Agreement for Grant of Retention RSUs to Mr. Paul C. Reilly, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2018.

10.5.22	*
Form of Restricted Stock Unit Award Notice and Agreement for Non-Bonus Award for Mr. Paul C. Reilly, first used for awards granted on November 29, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2018.

10.5.23	*
Form of Restricted Stock Unit Award Notice and Agreement for Non-Bonus Award for Canadian Employees, first used for awards granted on November 29, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2018.

10.5.24	*
Form of Restricted Stock Unit Award Notice and Agreement for Non-Bonus Award, first used for awards granted on November 29, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2018.

10.5.25	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (time-based vesting) for Mr. Paul C. Reilly, first used for awards granted on December 14, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2018.

10.5.26	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (time-based vesting) for Canadian Employees, first used for awards granted on December 14, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2018.

10.5.27	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (time-based vesting), first used for awards granted on December 14, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2018.

10.5.28	*
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

10.5.29	*
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

10.5.30	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (performance-based vesting), first used for awards granted on December 14, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2018.

10.6	*
Amended and Restated Raymond James Financial Long-Term Incentive Plan, effective August 22, 2018, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the Securities Exchange Commission on November 21, 2018.

10.7	*
Raymond James Financial, Inc. Amended and Restated Voluntary Deferred Compensation Plan, effective May 17, 2017, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the Securities Exchange Commission on November 21, 2018.

10.8	*
Amended and Restated Raymond James Financial, Inc. 2003 Employee Stock Purchase Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders held February 28, 2019, filed with the Securities and Exchange Commission on January 17, 2019.

10.9.1
Credit Agreement, dated as of February 19, 2019, among Raymond James Financial, Inc., Raymond James & Associates, Inc., the Lenders party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2019.

10.9.2
First Amendment to Credit Agreement, dated as of May 23, 2019, among Raymond James Financial, Inc., Raymond James & Associates, Inc., the Lenders party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2019.

10.10	*
Amended and Restated Form of Director and Officer Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 6, 2019.

21		List of Subsidiaries.
23		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Paul C. Reilly pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Jeffrey P. Julien pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Paul C. Reilly and Jeffrey P. Julien pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Exhibit Number	Description
101.INS	XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Indicates a management contract or compensatory plan or arrangement in which a director or executive officer participates.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 26th day of November, 2019.

RAYMOND JAMES FINANCIAL, INC.

By: /s/ PAUL C. REILLY
Paul C. Reilly, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PAUL C. REILLY	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	November 26, 2019
Paul C. Reilly

/s/ JEFFREY P. JULIEN	Executive Vice President - Finance and Chief Financial Officer (Principal Financial Officer)	November 26, 2019
Jeffrey P. Julien

/s/ JENNIFER C. ACKART	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	November 26, 2019
Jennifer C. Ackart

/s/ THOMAS A. JAMES	Chairman Emeritus and Director	November 26, 2019
Thomas A. James

/s/ CHARLES G. VON ARENTSCHILDT	Director	November 26, 2019
Charles G. von Arentschildt

/s/ SHELLEY G. BROADER	Director	November 26, 2019
Shelley G. Broader

/s/ ROBERT M. DUTKOWSKY	Director	November 26, 2019
Robert M. Dutkowsky

/s/ JEFFREY N. EDWARDS	Director	November 26, 2019
Jeffrey N. Edwards

/s/ BENJAMIN C. ESTY	Director	November 26, 2019
Benjamin C. Esty

/s/ ANNE GATES	Director	November 26, 2019
Anne Gates

/s/ FRANCIS S. GODBOLD	Vice Chairman and Director	November 26, 2019
Francis S. Godbold

/s/ GORDON L. JOHNSON	Director	November 26, 2019
Gordon L. Johnson

/s/ RODERICK C. MCGEARY	Director	November 26, 2019
Roderick C. McGeary

/s/ RAJ SESHADRI	Director	November 26, 2019
Raj Seshadri

/s/ SUSAN N. STORY	Director	November 26, 2019
Susan N. Story