Form 10-Q
period 2019-12-31
RAYMOND JAMES FINANCIAL INC
filed 2020-02-07
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
139,283,886 shares of common stock as of February 6, 2020

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in millions, except per share amounts	December 31, 2019	September 30, 2019
Assets:
Cash and cash equivalents	$4,109	$3,957
Cash and cash equivalents segregated pursuant to regulations	2,581	2,014
Securities purchased under agreements to resell	326	343
Securities borrowed	211	248
Financial instruments, at fair value:
Trading instruments ($438 and $535 pledged as collateral)	632	708
Available-for-sale securities ($23 and $24 pledged as collateral)	3,222	3,093
Derivative assets	288	338
Other investments ($32 and $32 pledged as collateral)	363	365
Brokerage client receivables, net	2,527	2,671
Receivables from brokers, dealers and clearing organizations	162	281
Other receivables	599	549
Bank loans, net	21,296	20,891
Loans to financial advisors, net	991	983
Property and equipment, net	536	527
Deferred income taxes, net	217	231
Goodwill and identifiable intangible assets, net	609	611
Other assets	1,485	1,020
Total assets	$40,154	$38,830

Liabilities and shareholders’ equity:
Bank deposits	$22,975	$22,281
Securities sold under agreements to repurchase	200	150
Securities loaned	239	323
Financial instruments sold but not yet purchased, at fair value:
Trading instruments	210	296
Derivative liabilities	306	313
Brokerage client payables	4,885	4,361
Payables to brokers, dealers and clearing organizations	135	229
Accrued compensation, commissions and benefits	933	1,272
Other payables	919	518
Other borrowings	899	894
Senior notes payable	1,550	1,550
Total liabilities	33,251	32,187
Commitments and contingencies (see Note 13)
Shareholders’ equity
Preferred stock; $.10 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 158,571,983 and 158,435,030 shares issued as of December 31, 2019 and September 30, 2019, respectively, and 138,937,307 and 137,841,952 shares outstanding as of December 31, 2019 and September 30, 2019, respectively	2	2
Additional paid-in capital	1,922	1,938
Retained earnings	6,086	5,874
Treasury stock, at cost; 19,634,676 and 20,593,078 common shares as of December 31, 2019 and September 30, 2019, respectively	(1,163)	(1,210)
Accumulated other comprehensive loss	(5)	(23)
Total equity attributable to Raymond James Financial, Inc.	6,842	6,581
Noncontrolling interests	61	62
Total shareholders’ equity	6,903	6,643
Total liabilities and shareholders’ equity	$40,154	$38,830

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
in millions, except per share amounts	2019	2018
Revenues:
Asset management and related administrative fees	$955	$865
Brokerage revenues:
Securities commissions	363	388
Principal transactions	97	76
Total brokerage revenues	460	464
Account and service fees	178	185
Investment banking	141	137
Interest income	297	316
Other	29	37
Total revenues	2,060	2,004
Interest expense	(51)	(73)
Net revenues	2,009	1,931
Non-interest expenses:
Compensation, commissions and benefits	1,351	1,265
Non-compensation expenses:
Communications and information processing	94	92
Occupancy and equipment	57	51
Business development	44	43
Investment sub-advisory fees	26	24
Professional fees	21	22
Bank loan loss provision/(benefit)	(2)	16
Acquisition and disposition-related expenses	—	15
Other	59	71
Total non-compensation expenses	299	334
Total non-interest expenses	1,650	1,599
Pre-tax income	359	332
Provision for income taxes	91	83
Net income	$268	$249

Earnings per common share – basic	$1.93	$1.73
Earnings per common share – diluted	$1.89	$1.69
Weighted-average common shares outstanding – basic	138.3	144.2
Weighted-average common and common equivalent shares outstanding – diluted	141.5	147.3

Net income	$268	$249
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	(1)	22
Currency translations, net of the impact of net investment hedges	9	(13)
Cash flow hedges	10	(17)
Total other comprehensive income/(loss), net of tax	18	(8)
Total comprehensive income	$286	$241

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended December 31,
$ in millions, except per share amounts	2019	2018
Common stock, par value $.01 per share:
Balance beginning of period	$2	$2
Share issuances	—	—
Balance end of period	2	2

Additional paid-in capital:
Balance beginning of period	1,938	1,808
Employee stock purchases	6	8
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(63)	16
Restricted stock, stock option and restricted stock unit expense	41	39
Balance end of period	1,922	1,871

Retained earnings:
Balance beginning of period	5,874	5,032
Net income attributable to Raymond James Financial, Inc.	268	249
Cash dividends declared (see Note 19)	(56)	(50)
Other	—	5
Balance end of period	6,086	5,236

Treasury stock:
Balance beginning of period	(1,210)	(447)
Purchases/surrenders	(19)	(464)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	66	(16)
Balance end of period	(1,163)	(927)

Accumulated other comprehensive loss:
Balance beginning of period	(23)	(27)
Other comprehensive income/(loss), net of tax	18	(8)
Other	—	(4)
Balance end of period	(5)	(39)
Total equity attributable to Raymond James Financial, Inc.	$6,842	$6,143

Noncontrolling interests:
Balance beginning of period	$62	$84
Net loss attributable to noncontrolling interests	(1)	(2)
Capital contributions	—	2
Distributions and other	—	(2)
Balance end of period	61	82
Total shareholders’ equity	$6,903	$6,225

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended December 31,
$ in millions	2019	2018
Cash flows from operating activities:
Net income	$268	$249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30	26
Deferred income taxes	16	6
Premium and discount amortization on available-for-sale securities and loss on other investments	8	3
Provisions for loan losses, legal and regulatory proceedings and bad debts	1	32
Share-based compensation expense	43	37
Unrealized (gain)/loss on company-owned life insurance policies, net of expenses	(35)	58
Other	9	9
Net change in:
Securities purchased under agreements to resell, net of securities sold under agreements to repurchase	68	(60)
Securities loaned, net of securities borrowed	(47)	22
Loans provided to financial advisors, net of repayments	(12)	2
Brokerage client receivables and other accounts receivable, net	188	444
Trading instruments, net	4	62
Derivative instruments, net	52	(60)
Other assets	(81)	(22)
Brokerage client payables and other accounts payable	465	(242)
Accrued compensation, commissions and benefits	(340)	(389)
Proceeds from sales of securitizations and loans held for sale, net of purchases and originations of loans held for sale	(91)	48
Net cash provided by operating activities	546	225

Cash flows from investing activities:
Additions to property and equipment	(36)	(27)
Increase in bank loans, net	(365)	(461)
Proceeds from sales of loans held for investment	25	129
Purchases of available-for-sale securities	(314)	(291)
Available-for-sale securities maturations, repayments and redemptions	206	151
Other investing activities, net	(18)	(34)
Net cash used in investing activities	(502)	(533)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended December 31,
$ in millions	2019	2018
Cash flows from financing activities:
Proceeds from borrowings on the RJF Credit Facility	—	300
Proceeds from/(repayments of) short-term borrowings, net	6	—
Proceeds from Federal Home Loan Bank advances	850	—
Repayments of Federal Home Loan Bank advances and other borrowed funds	(851)	(1)
Exercise of stock options and employee stock purchases	25	23
Increase in bank deposits	694	1,731
Purchases of treasury stock	(19)	(480)
Dividends on common stock	(51)	(47)
Net cash provided by financing activities	654	1,526

Currency adjustment:
Effect of exchange rate changes on cash	21	(55)
Net increase in cash and cash equivalents and cash and cash equivalents segregated pursuant to regulations	719	1,163
Cash and cash equivalents and cash and cash equivalents segregated pursuant to regulations at beginning of year	5,971	5,941
Cash and cash equivalents and cash and cash equivalents segregated pursuant to regulations at end of period	$6,690	$7,104

Cash and cash equivalents	$4,109	$4,322
Cash and cash equivalents segregated pursuant to regulations	2,581	2,782
Total cash and cash equivalents and cash and cash equivalents segregated pursuant to regulations at end of period	$6,690	$7,104

Supplemental disclosures of cash flow information:
Cash paid for interest	$39	$62
Cash paid for income taxes, net	$9	$10

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2019

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Raymond James Financial, Inc. (“RJF,” the “firm” or the “Company”) is a financial holding company which, together with its subsidiaries, is engaged in various financial services activities, including providing investment management services for retail and institutional clients, the underwriting, distribution, trading and brokerage of equity and debt securities, and the sale of mutual funds and other investment products.  The firm also provides corporate and retail banking services, and trust services.  For further information about our business segments, see Note 20 of this Form 10-Q. As used herein, the terms “our,” “we,” or “us” refer to RJF and/or one or more of its subsidiaries.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100% owned subsidiaries. In addition, we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 of our Annual Report on Form 10-K (“2019 Form 10-K”) for the year ended September 30, 2019, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and in Note 8 of this Form 10-Q. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

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

The nature of our business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our 2019 Form 10-K. To prepare condensed consolidated financial statements in accordance with GAAP, we must make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates and could have a material impact on the condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 of our 2019 Form 10-K. During the three months ended December 31, 2019, there were no significant changes to our significant accounting policies other than the accounting policies adopted or modified as part of our implementation of new or amended accounting guidance, as noted in the following sections.

Recent accounting developments

Accounting guidance recently adopted

Lease accounting - In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the accounting for leases (ASU 2016-02). The new guidance and subsequent amendments requires the recognition of assets and liabilities on the balance sheet related to the rights and obligations created by lease agreements with terms greater than twelve months, regardless of whether they are classified as finance or operating leases. We adopted this guidance as of October 1, 2019 using the alternative modified retrospective approach, with no adjustments to prior periods presented. In addition, we elected the practical expedients permitted under the transition guidance which, among other things, allowed us to carry forward historical lease classification determinations. On the adoption date, we recognized right-of-use assets (“ROU assets”) and lease liabilities of $333 million and $357 million, respectively, in “Other assets” and “Other payables” on our Condensed Consolidated Statements of Financial Condition. The ROU assets and lease liabilities were primarily related to operating leases. The adoption had no effect on our results of operations or cash flows. The impact of the adoption on our regulatory capital measures was insignificant. See Note 9 for further information.

Derivatives and hedging (interest rate) - In October 2018, the FASB issued guidance amending Derivatives and Hedging (Topic 815) to add the overnight index swap rate based on the Secured Overnight Financing Rate (“SOFR”) to the list of U.S. benchmark interest rates that are eligible during the early stages of the market transition from the London Interbank Offered Rate (“LIBOR”) to SOFR (ASU 2018-16). The amendments to this guidance will provide adequate lead time for entities to prepare for changes to interest rate hedging strategies. We adopted the guidance October 1, 2019 and will apply the guidance prospectively for qualifying new or re-designated hedging relationships. The adoption did not impact our financial position or results of operations.

Accounting guidance not yet adopted as of December 31, 2019

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

Internal use software (cloud computing) - In August 2018, the FASB issued guidance on the accounting for implementation costs incurred by customers in cloud computing arrangements (ASU 2018-15). This guidance requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the non-cancelable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. This amended guidance is first effective for our fiscal year beginning on October 1, 2020 with early adoption permitted, although we do not plan to early adopt. The guidance may be adopted either using the prospective or retrospective approach. We are currently evaluating the impact of this new guidance on our financial position and results of operations.

Consolidation (decision making fees) - In October 2018, the FASB issued guidance on how all entities evaluate decision-making fees under the VIE guidance (ASU 2018-17). Under the new guidance, to determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportionate basis, rather than in their entirety. This guidance is first effective for our fiscal year beginning on October 1, 2020. Although permitted, we do not plan

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

to early adopt. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

Income Taxes (simplification) - In December 2019, the FASB issued amended guidance to simplify of the accounting for income taxes (ASU 2019-12). The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in current guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This new guidance is first effective for our fiscal year beginning on October 1, 2021 with early adoption permitted. We are currently evaluating the impact of this new guidance on our financial position and results of operations.

Equity Securities, Equity Method Investments, and Certain Derivative Instruments - In January 2020, the FASB issued new guidance clarifying the interaction between accounting standards related to equity securities, equity method investments, and certain derivatives (ASU 2020-01). The new guidance, among other things, states that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting, for the purposes of applying the fair value measurement alternative immediately before applying or upon discontinuing the equity method. The new guidance is effective for our fiscal year beginning October 1, 2021 and should be applied prospectively. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 – FAIR VALUE

Our “Financial instruments owned” and “Financial instruments sold but not yet purchased” on our Condensed Consolidated Statements of Financial Condition are recorded at fair value under GAAP. For further information about such instruments and our significant accounting policies related to fair value, see Note 2 and Note 4 of our 2019 Form 10-K. The following tables present assets and liabilities measured at fair value on a recurring basis. Netting adjustments represent the impact of counterparty and collateral netting on our derivative balances included on our Condensed Consolidated Statements of Financial Condition. See Note 5 for additional information.

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of December 31, 2019
Assets at fair value on a recurring basis:
Trading instruments
Municipal and provincial obligations	$1	$149	$—	$—	$150
Corporate obligations	12	80	—	—	92
Government and agency obligations	6	52	—	—	58
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	—	230	—	—	230
Non-agency CMOs and asset-backed securities (“ABS”)	—	39	—	—	39
Total debt securities	19	550	—	—	569
Equity securities	10	1	—	—	11
Brokered certificates of deposit	—	33	—	—	33
Other	—	—	19	—	19
Total trading instruments	29	584	19	—	632
Available-for-sale securities (1)	10	3,212	—	—	3,222
Derivative assets
Interest rate - matched book	—	244	—	—	244
Interest rate - other	5	128	—	(89)	44
Total derivative assets	5	372	—	(89)	288
Other investments - private equity - not measured at net asset value (“NAV”)	—	—	62	—	62
All other investments	196	1	24	—	221
Subtotal	240	4,169	105	(89)	4,425
Other investments - private equity - measured at NAV					80
Total assets at fair value on a recurring basis	$240	$4,169	$105	$(89)	$4,505

Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased
Municipal and provincial obligations	$1	$—	$—	$—	$1
Corporate obligations	1	16	—	—	17
Government and agency obligations	187	—	—	—	187
Total debt securities	189	16	—	—	205
Equity securities	4	—	—	—	4
Other	—	—	1	—	1
Total trading instruments sold but not yet purchased	193	16	1	—	210
Derivative liabilities
Interest rate - matched book	—	244	—	—	244
Interest rate - other	5	107	—	(71)	41
Foreign exchange	—	15	—	—	15
Equity	—	6	—	—	6
Total derivative liabilities	5	372	—	(71)	306
Total liabilities at fair value on a recurring basis	$198	$388	$1	$(71)	$516

(1) Substantially all of our available-for-sale securities consist of agency MBS and CMOs. See Note 4 for further information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2019
Assets at fair value on a recurring basis:
Trading instruments
Municipal and provincial obligations	$—	$267	$—	$—	$267
Corporate obligations	8	95	—	—	103
Government and agency obligations	12	67	—	—	79
Agency MBS and CMOs	—	147	—	—	147
Non-agency CMOs and ABS	—	51	—	—	51
Total debt securities	20	627	—	—	647
Equity securities	12	1	—	—	13
Brokered certificates of deposit	—	45	—	—	45
Other	—	—	3	—	3
Total trading instruments	32	673	3	—	708
Available-for-sale securities (1)	10	3,083	—	—	3,093
Derivative assets
Interest rate - matched book	—	280	—	—	280
Interest rate - other	3	182	—	(127)	58
Total derivative assets	3	462	—	(127)	338
Other investments - private equity - not measured at NAV	—	—	63	—	63
All other investments	194	1	24	—	219
Subtotal	239	4,219	90	(127)	4,421
Other investments - private equity - measured at NAV					83
Total assets at fair value on a recurring basis	$239	$4,219	$90	$(127)	$4,504

Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased
Corporate obligations	$2	$20	$—	$—	$22
Government and agency obligations	269	—	—	—	269
Total debt securities	271	20	—	—	291
Equity securities	4	—	—	—	4
Other	—	—	1	—	1
Total trading instruments sold but not yet purchased	275	20	1	—	296
Derivative liabilities
Interest rate - matched book	—	280	—	—	280
Interest rate - other	4	142	—	(121)	25
Foreign exchange	—	2	—	—	2
Equity	—	6	—	—	6
Total derivative liabilities	4	430	—	(121)	313
Total liabilities at fair value on a recurring basis	$279	$450	$1	$(121)	$609

(1)	Substantially all of our available-for-sale securities consist of agency MBS and CMOs. See Note 4 for further information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3 recurring fair value measurements

The following tables present the changes in fair value for Level 3 assets and liabilities measured at fair value on a recurring basis. The realized and unrealized gains and losses in the tables may include changes in fair value that were attributable to both observable and unobservable inputs. In the following tables, gains/(losses) on trading instruments are reported in “Principal transactions” and gains/(losses) on other investments are reported in “Other” revenues.

Three months ended December 31, 2019 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading instruments	Other investments		Trading instruments
$ in millions	Other	Private equity investments	All other	Other
Fair value beginning of period	$3	$63	$24	$(1)
Total gains/(losses) included in earnings	(1)	—	—	—
Purchases and contributions	31	—	—	1
Sales and distributions	(14)	(1)	—	(1)
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$19	$62	$24	$(1)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—

Three months ended December 31, 2018 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading instruments	Other investments		Trading instruments
$ in millions	Other	Private equity investments	All other	Other
Fair value beginning of period	$1	$56	$67	$(7)
Total gains/(losses) included in earnings	1	—	—	2
Purchases and contributions	38	3	—	5
Sales and distributions	(37)	—	—	(4)
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$3	$59	$67	$(4)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$1	$—	$—	$—

As of December 31, 2019, 11% of our assets and 2% of our liabilities were measured at fair value on a recurring basis.  In comparison, as of September 30, 2019, 12% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 represented 2% of our assets measured at fair value as of both December 31, 2019 and September 30, 2019.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Quantitative information about level 3 fair value measurements

The following tables present the valuation techniques and significant unobservable inputs used in the valuation of a majority of our financial instruments classified as level 3. These inputs represent those that a market participant would take into account when pricing these instruments. Weighted averages are calculated by weighting each input by the relative fair value of the related financial instrument.

Level 3 financial instrument $ in millions	Fair value at December 31, 2019	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements
Other investments - private equity investments (not measured at NAV)	$50	Income approach - discounted cash flow	Discount rate	25%
			Terminal earnings before interest, tax, depreciation and amortization (“EBITDA”) multiple	12.5x
			Terminal year	2021 - 2042 (2022)
	$12	Transaction price or other investment-specific events (1)	Not meaningful (1)	Not meaningful (1)

Level 3 financial instrument $ in millions	Fair value at September 30, 2019	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements
Other investments - private equity investments (not measured at NAV)	$50	Income approach - discounted cash flow	Discount rate	25%
			Terminal EBITDA multiple	12.5x
			Terminal year	2021 - 2042 (2022)
	$13	Transaction price or other investment-specific events (1)	Not meaningful (1)	Not meaningful (1)

(1)
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

Qualitative information about unobservable inputs

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

Investments in private equity measured at net asset value per share

As more fully described in Note 2 of our 2019 Form 10-K, as a practical expedient, we utilize NAV or its equivalent to determine the recorded value of a portion of our private equity investments portfolio. We utilize NAV when the fund investment does not have a readily determinable fair value and the NAV of the fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the investments at fair value.

Our private equity portfolio includes various direct investments, as well as investments in third-party private equity funds and various legacy private equity funds which we sponsor. The portfolio is primarily invested in a broad range of industries including leveraged buyouts, growth capital, distressed capital, venture capital and mezzanine capital. Due to the closed-end nature of certain of our fund investments, such investments cannot be redeemed directly with the funds. Our investment is monetized by distributions received through the liquidation of the underlying assets of those funds, the timing of which is uncertain.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
December 31, 2019
Private equity investments measured at NAV	$80	$13
Private equity investments not measured at NAV	62
Total private equity investments	$142

September 30, 2019
Private equity investments measured at NAV	$83	$15
Private equity investments not measured at NAV	63
Total private equity investments	$146

Of the total private equity investments, the portions we owned were $97 million and $99 million as of December 31, 2019 and September 30, 2019, respectively. The portions of the private equity investments we did not own were $45 million and $47 million as of December 31, 2019 and September 30, 2019, respectively, and were included as a component of noncontrolling interests on our Condensed Consolidated Statements of Financial Condition.

Many of these fund investments meet the definition of prohibited covered funds as defined by the Volcker Rule enacted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. We have received approval from the Board of Governors of the Federal Reserve System (the “Fed”) to continue to hold the majority of our covered fund investments until July 2022. However, our current focus is on the divestiture of this portfolio.

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
December 31, 2019
Bank loans, net:
Impaired loans: residential	$5	$14	$19	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.4 yrs.)
Impaired loans: corporate	$—	$20	$20	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loan held for sale	$64	$—	$64	N/A	N/A	N/A
Other assets: other real estate owned	$1	$—	$1	N/A	N/A	N/A

September 30, 2019
Bank loans, net:
Impaired loans: residential	$7	$14	$21	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.4 yrs.)
Impaired loans: corporate	$—	$21	$21	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loan held for sale	$66	$—	$66	N/A	N/A	N/A
Other assets: other real estate owned	$1	$—	$1	N/A	N/A	N/A

(1)
The valuation techniques used for the corporate loans are based on collateral value less selling costs for the collateral dependent loans and discounted cash flows for impaired loans that are not collateral dependent.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value in accordance with GAAP on the Condensed Consolidated Statements of Financial Condition at December 31, 2019 and September 30, 2019. This table excludes financial instruments that are carried at amounts which approximate fair value. Refer to Note 4 of our 2019 Form 10-K for a discussion of the fair value hierarchy classification of our financial instruments that are not recorded at fair value.

$ in millions	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
December 31, 2019
Financial assets:
Bank loans, net	$—	$139	$21,034	$21,173	$21,193
Financial liabilities:
Bank deposits - certificates of deposit	$—	$—	$1,062	$1,062	$1,056
Senior notes payable	$—	$1,755	$—	$1,755	$1,550

September 30, 2019
Financial assets:
Bank loans, net	$—	$75	$20,710	$20,785	$20,783
Financial liabilities:
Bank deposits - certificates of deposit	$—	$—	$617	$617	$605
Senior notes payable	$—	$1,760	$—	$1,760	$1,550
NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities are primarily comprised of agency MBS and CMOs owned by Raymond James Bank (“RJ Bank”). Refer to the discussion of our available-for-sale securities accounting policies, including the fair value determination process, in Note 2 of our 2019 Form 10-K.

The following table details the amortized cost and fair values of our available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2019
Agency residential MBS	$1,622	$22	$(1)	$1,643
Agency commercial MBS	343	3	—	346
Agency CMOs	1,220	6	(3)	1,223
Other securities	10	$—	$—	10
Total available-for-sale securities	$3,195	$31	$(4)	$3,222

September 30, 2019
Agency residential MBS	$1,555	$20	$(1)	$1,574
Agency commercial MBS	305	5	—	310
Agency CMOs	1,195	7	(3)	1,199
Other securities	10	—	—	10
Total available-for-sale securities	$3,065	$32	$(4)	$3,093

See Note 3 for additional information regarding the fair value of available-for-sale securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table details the contractual maturities, amortized costs, carrying values and current yields for our available-for-sale securities.  Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As of December 31, 2019, the average expected duration of our available-for-sale securities portfolio was approximately three years.

	December 31, 2019
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$—	$36	$787	$799	$1,622
Carrying value	$—	$36	$798	$809	$1,643
Agency commercial MBS
Amortized cost	$5	$207	$97	$34	$343
Carrying value	$5	$209	$98	$34	$346
Agency CMOs
Amortized cost	$—	$—	$82	$1,138	$1,220
Carrying value	$—	$—	$82	$1,141	$1,223
Other securities
Amortized cost	$—	$2	$8	$—	$10
Carrying value	$—	$2	$8	$—	$10
Total available-for-sale securities
Amortized cost	$5	$245	$974	$1,971	$3,195
Carrying value	$5	$247	$986	$1,984	$3,222
Weighted-average yield	1.69%	2.33%	2.39%	2.33%	2.35%

The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
December 31, 2019
Agency residential MBS	$122	$—	$96	$(1)	$218	$(1)
Agency commercial MBS	41	—	44	—	85	—
Agency CMOs	219	(1)	297	(2)	516	(3)
Other securities	10	—	—	—	10	—
Total	$392	$(1)	$437	$(3)	$829	$(4)

September 30, 2019
Agency residential MBS	$166	$—	$114	$(1)	$280	$(1)
Agency commercial MBS	—	—	44	—	44	—
Agency CMOs	145	(1)	351	(2)	496	(3)
Other securities	2	—	—	—	2	—
Total	$313	$(1)	$509	$(3)	$822	$(4)

The contractual cash flows of our available-for-sale securities are guaranteed by the U.S. government or its agencies. At December 31, 2019, of the 118 available-for-sale securities in an unrealized loss position, 51 were in a continuous unrealized loss position for less than 12 months and 67 were for 12 months or more. At December 31, 2019, debt securities we held in excess of ten percent of our equity included Federal National Home Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) which had an amortized cost of $2.07 billion and $873 million, respectively, and a fair value of $2.08 billion and $881 million, respectively.

During the three months ended December 31, 2019 and 2018, there were no sales of available-for-sale securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 – DERIVATIVE ASSETS AND DERIVATIVE LIABILITIES

Our derivative assets and derivative liabilities are recorded at fair value and are included in “Derivative assets” and “Derivative liabilities” on our Condensed Consolidated Statements of Financial Condition. Cash flows related to our derivatives are included within operating activities on the Condensed Consolidated Statements of Cash Flows. The significant accounting policies governing our derivatives, including our methodologies for determining fair value, are described in Note 2 of our 2019 Form 10-K.

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

	December 31, 2019			September 30, 2019
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate - matched book	$244	$244	$2,281	$280	$280	$2,296
Interest rate - other (1)	132	112	10,846	184	146	10,690
Foreign exchange	—	6	551	—	1	573
Equity	—	6	6	—	6	6
Subtotal	376	368	13,684	464	433	13,565
Derivatives designated as hedging instruments
Interest rate	1	—	850	1	—	850
Foreign exchange	—	9	877	—	1	856
Subtotal	1	9	1,727	1	1	1,706
Total gross fair value/notional amount	377	377	$15,411	465	434	$15,271
Offset on the Condensed Consolidated Statements of Financial Condition
Counterparty netting	(19)	(19)		(24)	(24)
Cash collateral netting	(70)	(52)		(103)	(97)
Total amounts offset	(89)	(71)		(127)	(121)
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	288	306		338	313
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
Financial instruments (2)	(254)	(244)		(297)	(280)
Total	$34	$62		$41	$33

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

The following table details the gains/(losses) included in accumulated other comprehensive income (“AOCI”), net of income taxes, on derivatives designated as hedging instruments. These gains/(losses) included any amounts reclassified from AOCI to net income during the period. See Note 14 for additional information.

	Three months ended December 31,
$ in millions	2019	2018
Interest rate (cash flow hedges)	$10	$(17)
Foreign exchange (net investment hedges)	(13)	37
Total gains/(losses) in AOCI, net of taxes	$(3)	$20

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three months ended December 31, 2019 and 2018. We expect to reclassify an insignificant amount of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is 8 years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Condensed Consolidated Statements of Income and Comprehensive Income.

$ in millions	Location of gain/(loss) included on the Condensed Consolidated Statements of Income and Comprehensive Income	Gain/(loss) recognized during the three months ended December 31,
		2019	2018
Interest rate	Principal transactions/other revenues	$5	$2
Foreign exchange	Other revenues	$(11)	$26
Equity	Compensation, commissions and benefits expense	$—	$5

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

Our only exposure to credit risk in the matched book derivatives operations is related to our uncollected derivative transaction fee revenues, which were insignificant as of both December 31, 2019 and September 30, 2019. We are not exposed to market risk on these derivatives due to the pass-through transaction structure described in Note 2 of our 2019 Form 10-K.

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

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment-grade, the counterparties to the derivative instruments could terminate and request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was insignificant as of both December 31, 2019 and September 30, 2019.

NOTE 6 – COLLATERALIZED AGREEMENTS AND FINANCINGS

Collateralized agreements are securities purchased under agreements to resell (“reverse repurchase agreements”) and securities borrowed. Collateralized financings are securities sold under agreements to repurchase (“repurchase agreements”) and securities loaned. We enter into these transactions in order to facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain firm activities. The significant accounting policies governing our collateralized agreements and financings are described in Note 2 of our 2019 Form 10-K.

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

	Assets		Liabilities
$ in millions	Reverse repurchase agreements	Securities borrowed	Repurchase agreements	Securities loaned
December 31, 2019
Gross amounts of recognized assets/liabilities	$326	$211	$200	$239
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	326	211	200	239
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(326)	(207)	(200)	(229)
Net amounts	$—	$4	$—	$10

September 30, 2019
Gross amounts of recognized assets/liabilities	$343	$248	$150	$323
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	343	248	150	323
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(343)	(243)	(150)	(311)
Net amounts	$—	$5	$—	$12

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

$ in millions	December 31, 2019	September 30, 2019
Collateral we received that was available to be delivered or repledged	$2,860	$2,931
Collateral that we delivered or repledged	$860	$897

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Encumbered assets

We pledge certain of our assets to collateralize either repurchase agreements or other secured borrowings, maintain lines of credit, or to satisfy our collateral or settlement requirements with counterparties or clearing organizations who may or may not have the right to deliver or repledge such instruments. The following table presents information about our assets that have been pledged for one of the purposes previously described.

$ in millions	December 31, 2019	September 30, 2019
Had the right to deliver or repledge	$493	$591
Did not have the right to deliver or repledge	$65	$65
Bank loans, net pledged at Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank	$4,905	$4,653

Repurchase agreements, repurchase-to-maturity transactions and securities loaned accounted for as secured borrowings

The following table presents the remaining contractual maturity of repurchase agreements and securities lending transactions accounted for as secured borrowings.

$ in millions	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
December 31, 2019
Repurchase agreements:
Government and agency obligations	$77	$—	$—	$—	$77
Agency MBS and CMOs	123	—	—	—	123
Total repurchase agreements	200	—	—	—	200
Securities loaned:
Equity securities	239	—	—	—	239
Total	$439	$—	$—	$—	$439

September 30, 2019
Repurchase agreements:
Government and agency obligations	$70	$—	$—	$—	$70
Agency MBS and CMOs	80	—	—	—	80
Total repurchase agreements	150	—	—	—	150
Securities loaned:
Equity securities	323	—	—	—	323
Total	$473	$—	$—	$—	$473

As of both December 31, 2019 and September 30, 2019, we did not have any “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security.

NOTE 7 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by RJ Bank and include commercial and industrial (“C&I”) loans, tax-exempt loans, commercial and residential real estate loans, securities-based loans (“SBL”) and other loans. These receivables are collateralized by first and, to a lesser extent, second mortgages on residential or other real property, other assets of the borrower, a pledge of revenue or are unsecured. See Note 2 of our 2019 Form 10-K for a discussion of accounting policies related to bank loans and allowances for losses.

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

	December 31, 2019		September 30, 2019
$ in millions	Balance	%	Balance	%
Loans held for investment:
C&I loans	$8,043	37%	$8,098	38%
CRE construction loans	167	1%	185	1%
CRE loans	3,773	17%	3,652	17%
Tax-exempt loans	1,220	6%	1,241	6%
Residential mortgage loans	4,705	22%	4,454	21%
SBL and other	3,411	16%	3,349	16%
Total loans held for investment	21,319		20,979
Net unearned income and deferred expenses	(10)		(12)
Total loans held for investment, net	21,309		20,967
Loans held for sale, net	203	1%	142	1%
Total loans held for sale and investment	21,512	100%	21,109	100%
Allowance for loan losses	(216)		(218)
Bank loans, net	$21,296		$20,891

At December 31, 2019, the FHLB had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 11 for more information regarding borrowings from the FHLB.

Loans held for sale

RJ Bank originated or purchased $706 million and $792 million of loans held for sale during the three months ended December 31, 2019, and 2018, respectively. Proceeds from the sale of these held for sale loans amounted to $214 million and $257 million during the three months ended December 31, 2019, and 2018, respectively. Net gains resulting from such sales were insignificant during the three months ended December 31, 2019 and 2018.

Purchases and sales of loans held for investment

The following table presents purchases and sales of any loans held for investment by portfolio segment.

$ in millions	C&I loans	Residential mortgage loans	Total
Three months ended December 31, 2019
Purchases	$67	$158	$225
Sales	$20	$—	$20
Three months ended December 31, 2018
Purchases	$262	$76	$338
Sales	$69	$—	$69

Sales in the preceding table represent the recorded investment of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2 of our 2019 Form 10-K, corporate loan (C&I, CRE and CRE construction) sales generally occur as part of our credit management activities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Aging analysis of loans held for investment

The following table presents an analysis of the payment status of loans held for investment. Amounts in the table exclude any net unearned income and deferred expenses.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual	Current and accruing	Total loans held for investment
December 31, 2019
C&I loans	$—	$—	$—	$16	$8,027	$8,043
CRE construction loans	—	—	—	—	167	167
CRE loans	—	—	—	7	3,766	3,773
Tax-exempt loans	—	—	—	—	1,220	1,220
Residential mortgage loans:
First mortgage loans	1	—	1	15	4,664	4,680
Home equity loans/lines	—	—	—	—	25	25
SBL and other	—	—	—	—	3,411	3,411
Total loans held for investment	$1	$—	$1	$38	$21,280	$21,319

September 30, 2019
C&I loans	$—	$—	$—	$19	$8,079	$8,098
CRE construction loans	—	—	—	—	185	185
CRE loans	—	—	—	8	3,644	3,652
Tax-exempt loans	—	—	—	—	1,241	1,241
Residential mortgage loans:
First mortgage loans	2	—	2	16	4,409	4,427
Home equity loans/lines	—	—	—	—	27	27
SBL and other	—	—	—	—	3,349	3,349
Total loans held for investment	$2	$—	$2	$43	$20,934	$20,979

The preceding table includes $28 million and $32 million at December 31, 2019 and September 30, 2019, respectively, of nonaccrual loans which were current pursuant to their contractual terms.

Other real estate owned, included in “Other assets” on our Condensed Consolidated Statements of Financial Condition, was $3 million at both December 31, 2019 and September 30, 2019. The recorded investment in mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process was $7 million at both December 31, 2019 and September 30, 2019.

Impaired loans and troubled debt restructurings

The following table provides a summary of RJ Bank’s impaired loans.

	December 31, 2019			September 30, 2019
$ in millions	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
Impaired loans with allowance for loan losses:
C&I loans	$16	$18	$3	$19	$20	$6
Residential - first mortgage loans	9	12	1	11	13	1
Total	25	30	4	30	33	7
Impaired loans without allowance for loan losses:
CRE loans	7	13	—	8	13	—
Residential - first mortgage loans	11	17	—	11	17	—
Total	18	30	—	19	30	—
Total impaired loans	$43	$60	$4	$49	$63	$7

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

The preceding table includes C&I, CRE and residential first mortgage loans troubled debt restructurings (“TDRs”) of $16 million, $7 million and $17 million, respectively, at December 31, 2019 and $19 million, $8 million and $18 million, respectively, at September 30, 2019.

The average balance of the total impaired loans was as follows.

	Three months ended December 31,
$ in millions	2019	2018
C&I loans	$18	$10
CRE loans	7	—
Residential - first mortgage loans	21	27
Total average impaired loan balance	$46	$37

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

Loss – Loans which are considered by management to be uncollectible and of such little value that their continuance on our books as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted.  We do not have any bank loan balances within this classification because, in accordance with our accounting policy, loans, or a portion thereof considered to be uncollectible, are charged-off prior to the assignment of this classification.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the credit quality of RJ Bank’s held for investment loan portfolio.

$ in millions	Pass	Special mention	Substandard	Doubtful	Total
December 31, 2019
C&I loans	$7,799	$98	$146	$—	$8,043
CRE construction loans	167	—	—	—	167
CRE loans	3,701	36	36	—	3,773
Tax-exempt loans	1,220	—	—	—	1,220
Residential mortgage loans:
First mortgage loans	4,647	9	24	—	4,680
Home equity loans/lines	25	—	—	—	25
SBL and other	3,411	—	—	—	3,411
Total loans held for investment	$20,970	$143	$206	$—	$21,319

September 30, 2019
C&I loans	$7,870	$152	$76	$—	$8,098
CRE construction loans	185	—	—	—	185
CRE loans	3,630	—	22	—	3,652
Tax-exempt loans	1,241	—	—	—	1,241
Residential mortgage loans:
First mortgage loans	4,392	10	25	—	4,427
Home equity loans/lines	27	—	—	—	27
SBL and other	3,349	—	—	—	3,349
Total loans held for investment	$20,694	$162	$123	$—	$20,979

Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

Allowance for loan losses and reserve for unfunded lending commitments

The following table presents changes in the allowance for loan losses of RJ Bank by portfolio segment.

	Loans held for investment
$ in millions	C&I loans	CRE construction loans	CRE loans	Tax-exempt loans	Residential mortgage loans	SBL and other	Total
Three months ended December 31, 2019
Balance at beginning of period	$139	$3	$46	$9	$16	$5	$218
Provision/(benefit) for loan losses	—	(1)	—	(1)	1	(1)	(2)
Net (charge-offs)/recoveries:
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Net charge-offs	—	—	—	—	—	—	—
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$139	$2	$46	$8	$17	$4	$216

Three months ended December 31, 2018
Balance at beginning of period	$123	$3	$47	$9	$17	$4	$203
Provision/(benefit) for loan losses	15	—	(1)	—	1	1	16
Net (charge-offs)/recoveries:
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	1	—	1
Net (charge-offs)/recoveries	—	—	—	—	1	—	1
Foreign exchange translation adjustment	(1)	—	—	—	—	—	(1)
Balance at end of period	$137	$3	$46	$9	$19	$5	$219

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment (excluding any net unearned income and deferred expenses) and the related allowance for loan losses.

	Loans held for investment
	Allowance for loan losses			Recorded investment
$ in millions	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2019
C&I loans	$3	$136	$139	$16	$8,027	$8,043
CRE construction loans	—	2	2	—	167	167
CRE loans	—	46	46	7	3,766	3,773
Tax-exempt loans	—	8	8	—	1,220	1,220
Residential mortgage loans	1	16	17	26	4,679	4,705
SBL and other	—	4	4	—	3,411	3,411
Total	$4	$212	$216	$49	$21,270	$21,319

September 30, 2019
C&I loans	$6	$133	$139	$19	$8,079	$8,098
CRE construction loans	—	3	3	—	185	185
CRE loans	—	46	46	8	3,644	3,652
Tax-exempt loans	—	9	9	—	1,241	1,241
Residential mortgage loans	1	15	16	28	4,426	4,454
SBL and other	—	5	5	—	3,349	3,349
Total	$7	$211	$218	$55	$20,924	$20,979

The reserve for unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $8 million and $9 million at December 31, 2019 and September 30, 2019, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 – VARIABLE INTEREST ENTITIES

A VIE requires consolidation by the entity’s primary beneficiary.  We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary. Refer to Note 2 of our 2019 Form 10-K for a discussion of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary of VIEs.

VIEs where we are the primary beneficiary

Of the VIEs in which we hold an interest, we have determined that certain limited partnerships which are part of our private equity portfolio (“Private Equity Interests”), certain Low-Income Housing Tax Credit (“LIHTC”) funds and the trust we utilize in connection with restricted stock unit (“RSU”) awards granted to certain employees of one of our Canadian subsidiaries (the “Restricted Stock Trust Fund”) require consolidation in our financial statements, as we are deemed the primary beneficiary of such VIEs.  The aggregate assets and liabilities of the VIEs we consolidate are provided in the following table. Aggregate assets and aggregate liabilities may differ from the consolidated carrying value of assets and liabilities due to the elimination of intercompany assets and liabilities held by the consolidated VIE.

$ in millions	Aggregate assets	Aggregate liabilities
December 31, 2019
Private Equity Interests	$63	$4
LIHTC funds	77	4
Restricted Stock Trust Fund	21	21
Total	$161	$29

September 30, 2019
Private Equity Interests	$65	$4
LIHTC funds	80	5
Restricted Stock Trust Fund	14	14
Total	$159	$23

The following table presents information about the carrying value of the assets and liabilities of the VIEs which we consolidate and which are included on our Condensed Consolidated Statements of Financial Condition. Intercompany balances are eliminated in consolidation and not reflected in the following table.

$ in millions	December 31, 2019	September 30, 2019
Assets:
Cash, cash equivalents and cash segregated pursuant to regulations	$6	$7
Other investments	60	63
Other assets	72	75
Total assets	$138	$145
Liabilities:
Other payables	$2	$4
Total liabilities	$2	$4
Noncontrolling interests	$57	$60

VIEs where we hold a variable interest but are not the primary beneficiary

As discussed in Note 2 of our 2019 Form 10-K, we have concluded that for certain VIEs we are not the primary beneficiary and therefore do not consolidate these VIEs. Such VIEs include certain Private Equity Interests, certain LIHTC funds, and other limited partnerships. Our risk of loss for these VIEs is limited to our investments in, advances to, and/or receivables due from these VIEs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Aggregate assets, liabilities and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary, are provided in the following table.

	December 31, 2019			September 30, 2019
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
Private Equity Interests	$5,672	$117	$63	$6,317	$117	$63
LIHTC funds	6,254	2,117	42	6,001	2,221	64
Other	208	115	4	205	115	4
Total	$12,134	$2,349	$109	$12,523	$2,453	$131

NOTE 9 – LEASES

We have operating leases for the premises we occupy in many of our U.S. and foreign locations, including our employee-based branch office operations. We also lease certain office and technology equipment. At inception, we determine if an arrangement to utilize a building or piece of equipment is a lease and, if so, the appropriate lease classification. If the arrangement is determined to be a lease, we recognize a ROU asset and a corresponding lease liability on our balance sheet. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. We have elected the practical expedient, where leases with an initial term of 12 months or less are not recorded as an ROU asset or lease liability. Our lease terms include any noncancelable periods and may reflect periods covered by options to extend or terminate when it is reasonably certain that we will exercise those options. As of December 31, 2019, the weighted average remaining lease term for our operating leases was 5 years.

We record our operating lease ROU assets at the amount of the lease liability plus any prepaid rent and initial direct costs, less any lease incentives and accrued rent. We record lease liabilities at commencement date based on the present value of lease payments over the lease term, which is discounted using our commencement date incremental borrowing rate. Our incremental borrowing rate considers the weighted average yields on our senior notes payable, adjusted for collateralization and tenor. As of December 31, 2019, the weighted-average discount rate for our operating leases was 3.85%. Payments that vary because of changes in facts or circumstances occurring after the commencement date are considered variable and are expensed in the period incurred. For our real estate leases, we elected the practical expedient to account for the lease and non-lease components as a single lease. We have not elected the practical expedient for our equipment leases and account for lease and non-lease components separately. As of December 31, 2019, ROU assets of $324 million and lease liabilities of $349 million were included as components of “Other assets” and “Other payables,” respectively, on our Condensed Consolidated Statements of Financial Condition.

Lease expense

Lease expense for operating lease payments is recognized on a straight-line basis over the lease term if the ROU asset has not been impaired or abandoned.

The components of lease expense were as follows.

$ in million	Three months ended December 31, 2019
Operating lease cost	$23
Variable lease cost (1)	$8

(1)	Includes payments for common area maintenance charges and other variable costs that are not reflected in the measurement of ROU assets and lease liabilities.

Finance leases and sublease income were immaterial for all periods presented. Short-term lease expense for the three months ended December 31, 2019 was immaterial.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Lease liabilities

Maturities of lease liabilities as of December 31, 2019 were as follows.

Maturity of lease liabilities for fiscal year ended September 30,	$ in millions
Remainder of 2020	$65
2021	91
2022	67
2023	54
2024	39
After 2024	73
Total lease payments	389
Less: interest	40
Present value of lease liabilities	$349

Operating lease payments in the preceding table exclude $98 million of legally binding minimum lease payments for leases signed but not yet commenced. These leases are estimated to commence between fiscal year 2020 and 2021 with lease terms ranging from 2 years to 10 years.

Statement of cash flows supplemental information

$ in millions	Three months ended December 31, 2019
Cash outflows - lease liabilities	$23
Non-cash - ROU assets recorded for new and modified leases	$12

Minimum future lease commitments (under previous GAAP)

As of the date of adoption, our undiscounted minimum annual rental commitments under operating leases were materially unchanged from the disclosure in Note 17 of our 2019 Form 10-K, which is included in the following table.

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

	December 31, 2019		September 30, 2019
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Savings and money market accounts	$21,896	0.17%	$21,654	0.25%
Certificates of deposit	1,056	2.07%	605	2.33%
NOW accounts	6	0.01%	6	0.01%
Demand deposits (non-interest-bearing)	17	—	16	—
Total	$22,975	0.26%	$22,281	0.31%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Total bank deposits in the preceding table exclude affiliate deposits of $164 million at December 31, 2019 and $163 million at September 30, 2019, all of which were held in a deposit account at RJ Bank on behalf of RJF.

Savings and money market accounts in the preceding table consist primarily of deposits that are cash balances swept from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”) to RJ Bank. These balances are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”). The aggregate amount of individual time deposit account balances that exceeded the FDIC insurance limit at December 31, 2019 was approximately $45 million.

The following table sets forth the scheduled maturities of certificates of deposit.

	December 31, 2019		September 30, 2019
$ in millions	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
Three months or less	$40	$22	$24	$19
Over three through six months	59	19	26	21
Over six through twelve months	101	93	75	37
Over one through two years	21	108	32	36
Over two through three years	53	194	40	93
Over three through four years	69	137	66	47
Over four through five years	19	121	38	51
Total certificates of deposit	$362	$694	$301	$304

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Three months ended December 31,
$ in millions	2019	2018
Savings, money market, and NOW accounts	$12	$33
Certificates of deposit	4	2
Total interest expense on deposits	$16	$35

NOTE 11 – OTHER BORROWINGS

The following table details the components of other borrowings.

$ in millions	December 31, 2019	September 30, 2019
FHLB advances	$875	$875
Unsecured lines of credit	6	—
Mortgage notes payable and other	18	19
Total other borrowings	$899	$894

FHLB advances

Borrowings from the FHLB as of December 31, 2019 and September 30, 2019, were comprised of both floating and fixed-rate advances. As of December 31, 2019 and September 30, 2019, the floating-rate advances totaled $850 million. The interest rates on the floating-rate advances, which mature in December 2022, reset quarterly and are generally based on LIBOR. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting the balances subject to variable interest rates to a fixed interest rate. Refer to Note 2 of our 2019 Form 10-K for information regarding these interest rate swaps, which are accounted for as hedging instruments. As of both December 31, 2019 and September 30, 2019, the fixed-rate advance totaled $25 million and bears interest at a fixed rate of 3.4%. This advance matures in October 2020. All of the advances were secured by a blanket lien granted to the FHLB on our residential mortgage loan portfolio. The weighted average interest rate on these FHLB advances as of December 31, 2019 and September 30, 2019 was 2.11% and 2.17%, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Secured and unsecured financing arrangements

On February 19, 2019, RJF and RJ&A entered into an unsecured revolving credit facility agreement (the “Credit Facility”). The Credit Facility has a maturity date of February 2024 and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500 million, with a sublimit of $300 million for RJF, at variable rates of interest based on LIBOR, as adjusted for RJF’s credit rating. There were no borrowings outstanding on the Credit Facility as of December 31, 2019. There is a facility fee associated with the Credit Facility, which also varies with RJF’s credit rating. Based upon RJF’s credit rating as of December 31, 2019, the variable rate facility fee, which is applied to the committed amount, was 0.175% per annum.

In addition to the Credit Facility, we maintain various secured and unsecured lines of credit, which are generally utilized to finance certain fixed income securities or for cash management purposes. Borrowings during the period were generally day-to-day. The interest rates for these arrangements are variable and are based on the Fed Funds rate, LIBOR, a lenders prime rate, or the Canadian prime rate, as applicable. The weighted average interest rate on our outstanding borrowings as of December 31, 2019 was 2.87%.

We also have other collateralized financings included in “Securities sold under agreements to repurchase” and “Securities loaned” on our Condensed Consolidated Statements of Financial Condition. See Note 6 for information regarding our other collateralized financing arrangements.

Mortgage notes payable and other

Mortgage notes payable pertain to mortgage loans on certain of our corporate headquarters offices located in St. Petersburg, Florida. These mortgage loans are secured by land, buildings, and improvements.  These mortgage loans bear a fixed interest rate of 5.7% with repayment terms of monthly interest and principal debt service and have a January 2023 maturity.

NOTE 12 – INCOME TAXES

The income tax provision for interim periods is comprised of tax on ordinary income provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items.  We estimate the annual effective tax rate quarterly based on the forecasted pretax results of our U.S. and non-U.S. operations. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax.  These discrete items generally relate to changes in tax laws, adjustments to the actual liability determined upon filing tax returns, excess tax benefits related to share-based compensation and adjustments to previously recorded reserves for uncertain tax positions. For discussion of income tax accounting policies and other income tax related information, see Notes 2 and 16 of our 2019 Form 10-K.

Effective tax rate

Our effective income tax rate was 25.3% for the three months ended December 31, 2019, a slight increase compared with the 24.8% effective tax rate for fiscal year 2019.

Uncertain tax positions

We anticipate that the uncertain tax position liability balance will not change significantly over the next twelve months.

NOTE 13 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Loan and underwriting commitments

In the normal course of business, we enter into commitments for fixed income and equity underwritings. As of December 31, 2019, we had two such open underwriting commitments, which were subsequently settled in open market transactions and none of which resulted in a significant loss.

We offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting, transitional cost assistance, and retention purposes (see Note 2 of our 2019 Form 10-K for a discussion of our accounting policies governing these transactions).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

These offers are contingent upon certain events occurring, including the individuals joining us and meeting certain conditions outlined in their offer. Our unfunded loan commitments related to such offers were insignificant as of December 31, 2019.

Commitments to extend credit and other credit-related financial instruments

RJ Bank has outstanding, at any time, a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases, which then extend over varying periods of time. These arrangements are subject to strict underwriting assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and our exposure is limited to the replacement value of those commitments.

The following table presents RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding.

$ in millions	December 31, 2019	September 30, 2019
Open-end consumer lines of credit (primarily SBL)	$10,091	$9,328
Commercial lines of credit	$1,566	$1,527
Unfunded loan commitments	$606	$599
Standby letters of credit	$45	$40

Open-end consumer lines of credit primarily represent the unfunded amounts of RJ Bank loans to consumers that are secured by marketable securities at advance rates consistent with industry standards. The proceeds from repayment or, if necessary, the liquidation of collateral, which is monitored daily, are expected to satisfy the amounts drawn against these existing lines of credit. These lines of credit are primarily uncommitted, as we reserve the right to not make any advances or may terminate these lines at any time.

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

Investment commitments

We had unfunded commitments to various investments, including private equity investments and certain RJ Bank investments, of $44 million as of December 31, 2019.

Other commitments

Raymond James Tax Credit Funds, Inc. (“RJTCF”) sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition. Until such investments are sold to LIHTC funds, RJTCF is responsible for funding investment commitments to such partnerships. As of December 31, 2019, RJTCF had committed approximately $197 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to impact our future liquidity requirements. RJTCF may also make short-term loans or advances to project partnerships and LIHTC funds.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency MBS (see the discussion of these activities within Note 2 of our 2019 Form 10-K).  At December 31, 2019, we had $224 million principal amount of outstanding forward MBS purchase commitments, which were expected to be purchased within 90 days following commitment.  In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and the date of sale of the MBS, we enter into TBA security contracts with investors for generic MBS at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the MBS differs significantly from the term and notional amount of the TBA security contract to which we entered.  These TBA securities and related purchase commitments are accounted for at fair value. As of December 31, 2019, the fair value of the TBA securities and the estimated fair value of the purchase commitments were insignificant.

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

We guarantee the debt of one of our private equity investments. The amount of such debt, including the undrawn portion of a revolving credit facility, was $13 million as of December 31, 2019. The debt, which matures in 2021, is secured by substantially all of the assets of the borrower.

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of December 31, 2019, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $80 million in excess of the aggregate accruals for such matters.  Refer to Note 2 of our 2019 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

All of the components of other comprehensive income (“OCI”), net of tax, were attributable to RJF. The following table presents the net change in AOCI as well as the changes, and the related tax effects, of each component of AOCI.

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended December 31, 2019
AOCI as of beginning of period	$110	$(135)	$(25)	$21	$(19)	$(23)
OCI:
OCI before reclassifications and taxes	(17)	22	5	(2)	14	17
Amounts reclassified from AOCI, before tax	—	—	—	—	—	—
Pre-tax net OCI	(17)	22	5	(2)	14	17
Income tax effect	4	—	4	1	(4)	1
OCI for the period, net of tax	(13)	22	9	(1)	10	18
AOCI as of end of period	$97	$(113)	$(16)	$20	$(9)	$(5)

Three months ended December 31, 2018
AOCI as of beginning of period	$88	$(111)	$(23)	$(46)	$42	$(27)
Cumulative effect of adoption of ASU 2016-01	—	—	—	(4)	—	(4)
OCI:
OCI before reclassifications and taxes	49	(50)	(1)	32	(24)	7
Amounts reclassified from AOCI, before tax	—	—	—	—	(1)	(1)
Pre-tax net OCI	49	(50)	(1)	32	(25)	6
Income tax effect	(12)	—	(12)	(10)	8	(14)
OCI for the period, net of tax	37	(50)	(13)	22	(17)	(8)
AOCI as of end of period	$125	$(161)	$(36)	$(28)	$25	$(39)

As of October 1, 2018, we adopted accounting guidance (ASU 2016-01) that generally requires changes in the fair value of equity securities to be recorded in net income. Accordingly, as of the date of adoption, we reclassified a cumulative unrealized gain on such securities, net of tax, from AOCI to retained earnings.

Reclassifications from AOCI to net income, excluding taxes, for the three months ended December 31, 2018 were recorded in “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income.

Our net investment hedges and cash flow hedges relate to our derivatives associated with RJ Bank’s business operations. See Note 2 of our 2019 Form 10-K and Note 5 for additional information on these derivatives.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15 – REVENUES

The following tables present our sources of revenues by segment. For further information about our significant accounting policies related to revenue recognition, see Note 2 of our 2019 Form 10-K. See Note 20 of this Form 10-Q for additional information on our segment results.

	Three months ended December 31, 2019
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$782	$2	$176	$—	$(5)	$955
Brokerage revenues:
Securities commissions:
Mutual and other fund products	144	3	2	—	(1)	148
Insurance and annuity products	101	—	—	—	—	101
Equities, ETFs and fixed income products	85	30	—	—	(1)	114
Subtotal securities commissions	330	33	2	—	(2)	363
Principal transactions (1)	17	82	—	—	(2)	97
Total brokerage revenues	347	115	2	—	(4)	460
Account and services fees:
Mutual fund and annuity service fees	90	—	1	—	(1)	90
RJBDP fees	105	—	—	—	(47)	58
Client account and other fees	29	1	4	—	(4)	30
Total account and service fees	224	1	5	—	(52)	178
Investment banking:
Merger & acquisition and advisory	—	60	—	—	—	60
Equity underwriting	11	39	—	—	—	50
Debt underwriting	—	31	—	—	—	31
Total investment banking	11	130	—	—	—	141
Other:
Tax credit fund revenues	—	18	—	—	—	18
All other (1)	9	—	—	6	(4)	11
Total other	9	18	—	6	(4)	29
Total non-interest revenues	1,373	266	183	6	(65)	1,763
Interest income (1)	49	8	1	231	8	297
Total revenues	1,422	274	184	237	(57)	2,060
Interest expense	(8)	(6)	—	(21)	(16)	(51)
Net revenues	$1,414	$268	$184	$216	$(73)	$2,009

(1)	These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended December 31, 2018
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$707	$2	$161	$—	$(5)	$865
Brokerage revenues:
Securities commissions:
Mutual and other fund products	157	2	3	—	(2)	160
Insurance and annuity products	104	—	—	—	—	104
Equities, ETFs and fixed income products	84	40	—	—	—	124
Subtotal securities commissions	345	42	3	—	(2)	388
Principal transactions (1)	19	57	—	1	(1)	76
Total brokerage revenues	364	99	3	1	(3)	464
Account and services fees:
Mutual fund and annuity service fees	83	—	1	—	(3)	81
RJBDP fees	109	—	1	—	(41)	69
Client account and other fees	33	—	7	—	(5)	35
Total account and service fees	225	—	9	—	(49)	185
Investment banking:
Merger & acquisition and advisory	—	85	—	—	—	85
Equity underwriting	7	27	—	—	1	35
Debt underwriting	—	17	—	—	—	17
Total investment banking	7	129	—	—	1	137
Other:
Tax credit fund revenues	—	19	—	—	—	19
All other (1)	7	2	—	5	4	18
Total other	7	21	—	5	4	37
Total non-interest revenues	1,310	251	173	6	(52)	1,688
Interest income (1)	56	10	1	239	10	316
Total revenues	1,366	261	174	245	(42)	2,004
Interest expense	(10)	(8)	—	(42)	(13)	(73)
Net revenues	$1,356	$253	$174	$203	$(55)	$1,931

(1)	These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

At December 31, 2019 and September 30, 2019, net receivables related to contracts with customers were $320 million and $347 million, respectively.

We record deferred revenue from contracts with customers when payment is received prior to the performance of our obligation to the customer. Deferred revenue balances were not material as of December 31, 2019 and September 30, 2019.

We have elected the practical expedient allowable by the accounting guidance to not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Three months ended December 31,
$ in millions	2019	2018
Interest income:
Assets segregated pursuant to regulations	$11	$15
Trading instruments	6	7
Available-for-sale securities	18	16
Margin loans	27	32
Bank loans, net of unearned income	206	214
Loans to financial advisors	5	4
Corporate cash and all other	24	28
Total interest income	$297	$316
Interest expense:
Bank deposits	$16	$35
Trading instruments sold but not yet purchased	1	2
Brokerage client payables	3	6
Other borrowings	5	6
Senior notes payable	18	18
Other	8	6
Total interest expense	51	73
Net interest income	246	243
Bank loan loss (provision)/benefit	2	(16)
Net interest income after bank loan loss (provision)/benefit	$248	$227

Interest expense related to bank deposits in the preceding table excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.

NOTE 17 – SHARE-BASED COMPENSATION

We have one share-based compensation plan for our employees, Board of Directors and non-employees (independent contractor financial advisors). Generally, we reissue our treasury shares under The Amended and Restated 2012 Stock Incentive Plan; however, we are also permitted to issue new shares. Annual share-based compensation awards are primarily issued during the first fiscal quarter of each year.  Our share-based compensation accounting policies are described in Note 2 of our 2019 Form 10-K.  Other information related to our share-based awards is presented in Note 21 of our 2019 Form 10-K.

During the three months ended December 31, 2019, we granted approximately 1.5 million RSUs to employees and outside members of our Board of Directors with a weighted-average grant-date fair value of $89.12. For the three months ended December 31, 2019, total compensation expense for RSUs granted to our employees and members of our Board of Directors was $40 million, compared with $38 million for the three months ended December 31, 2018.

As of December 31, 2019, there were $237 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs granted to employees and members of our Board of Directors, including those granted during the three months ended December 31, 2019. These costs are expected to be recognized over a weighted-average period of 3.5 years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 18 – REGULATORY CAPITAL REQUIREMENTS

RJF, as a bank holding company and financial holding company, RJ Bank, our broker-dealer subsidiaries and Raymond James Trust, N.A. (“RJ Trust”) are subject to capital requirements by various regulatory authorities. Capital levels of each entity are monitored to ensure compliance with our various regulatory capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on our financial results.

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

RJF and RJ Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined under the Basel III capital framework, Common equity Tier 1 capital (“CET1”) to risk-weighted assets. RJF and RJ Bank each calculate these ratios under the Basel III standardized approach in order to assess compliance with both regulatory requirements and their internal capital policies.  In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of December 31, 2019, both RJF’s and RJ Bank’s capital levels exceeded the capital conservation buffer requirement and were each categorized as “well-capitalized.”

For further discussion of regulatory capital requirements applicable to certain of our businesses and subsidiaries, see Note 22 of our 2019 Form 10-K.

To meet requirements for capital adequacy purposes or to be categorized as “well-capitalized,” RJF must maintain minimum CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of December 31, 2019:
CET1	$6,230	24.8%	$1,133	4.5%	$1,636	6.5%
Tier 1 capital	$6,230	24.8%	$1,510	6.0%	$2,014	8.0%
Total capital	$6,465	25.7%	$2,014	8.0%	$2,517	10.0%
Tier 1 leverage	$6,230	15.8%	$1,573	4.0%	$1,967	5.0%

RJF as of September 30, 2019:
CET1	$5,971	24.8%	$1,085	4.5%	$1,567	6.5%
Tier 1 capital	$5,971	24.8%	$1,446	6.0%	$1,928	8.0%
Total capital	$6,207	25.8%	$1,928	8.0%	$2,410	10.0%
Tier 1 leverage	$5,971	15.7%	$1,525	4.0%	$1,906	5.0%

RJF’s Tier 1 capital and Total capital ratios at December 31, 2019 were largely unchanged compared to September 30, 2019, as the impacts of the addition of ROU assets associated with the new lease accounting standard, an increase in market risk-weighted assets related to our trading positions, and growth of the bank loan portfolio were largely offset by positive earnings during the period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

To meet the requirements for capital adequacy or to be categorized as “well-capitalized,” RJ Bank must maintain CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJ Bank as of December 31, 2019:
CET1	$2,289	13.3%	$775	4.5%	$1,120	6.5%
Tier 1 capital	$2,289	13.3%	$1,034	6.0%	$1,378	8.0%
Total capital	$2,504	14.5%	$1,378	8.0%	$1,723	10.0%
Tier 1 leverage	$2,289	8.8%	$1,037	4.0%	$1,297	5.0%

RJ Bank as of September 30, 2019:
CET1	$2,246	13.2%	$764	4.5%	$1,103	6.5%
Tier 1 capital	$2,246	13.2%	$1,018	6.0%	$1,358	8.0%
Total capital	$2,458	14.5%	$1,358	8.0%	$1,697	10.0%
Tier 1 leverage	$2,246	8.8%	$1,021	4.0%	$1,276	5.0%

RJ Bank’s Tier 1 capital ratio at December 31, 2019 increased slightly compared to September 30, 2019 due to the impact of positive earnings during the current period, partially offset by growth of the bank loan portfolio.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. The following table presents the net capital position of RJ&A.

$ in millions	December 31, 2019	September 30, 2019
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	41.6%	39.7%
Net capital	$1,081	$1,056
Less: required net capital	(52)	(53)
Excess net capital	$1,029	$1,003

As of December 31, 2019, RJFS, RJ Ltd., RJ Trust and all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 19 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended December 31,
in millions, except per share amounts	2019	2018
Income for basic earnings per common share:
Net income	$268	$249
Less allocation of earnings and dividends to participating securities	(1)	—
Net income attributable to RJF common shareholders	$267	$249
Income for diluted earnings per common share:
Net income	$268	$249
Less allocation of earnings and dividends to participating securities	(1)	—
Net income attributable to RJF common shareholders	$267	$249
Common shares:
Average common shares in basic computation	138.3	144.2
Dilutive effect of outstanding stock options and certain RSUs	3.2	3.1
Average common shares used in diluted computation	141.5	147.3
Earnings per common share:
Basic	$1.93	$1.73
Diluted	$1.89	$1.69
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	1.5	1.8

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities.  Participating securities represent unvested restricted stock and certain RSUs. Participating securities and related dividends paid on these participating securities were insignificant for the three months ended December 31, 2019 and 2018.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Three months ended December 31,
	2019	2018
Dividends per common share - declared	$0.37	$0.34
Dividends per common share - paid	$0.34	$0.30

NOTE 20 – SEGMENT INFORMATION

We currently operate through the following five segments: Private Client Group (“PCG”); Capital Markets; Asset Management; RJ Bank; and Other.

The segments are determined based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. For a further discussion of our segments, see Note 24 of our 2019 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information concerning operations in these segments.

	Three months ended December 31,
$ in millions	2019	2018
Net revenues:
Private Client Group	$1,414	$1,356
Capital Markets	268	253
Asset Management	184	174
RJ Bank	216	203
Other	(8)	2
Intersegment eliminations	(65)	(57)
Total net revenues	$2,009	$1,931
Pre-tax income/(loss):
Private Client Group	$153	$164
Capital Markets	29	12
Asset Management	73	64
RJ Bank	135	110
Other	(31)	(18)
Total pre-tax income	$359	$332

No individual client accounted for more than ten percent of revenues in any of the periods presented.

	Three months ended December 31,
$ in millions	2019	2018
Net interest income/(expense):
Private Client Group	$41	$46
Capital Markets	2	2
Asset Management	1	1
RJ Bank	210	197
Other and intersegment eliminations	(8)	(3)
Net interest income	$246	$243

The following table presents our total assets on a segment basis.

$ in millions	December 31, 2019	September 30, 2019
Total assets:
Private Client Group	$9,755	$9,042
Capital Markets	2,207	2,287
Asset Management	381	401
RJ Bank	26,283	25,516
Other	1,528	1,584
Total	$40,154	$38,830

The following table presents goodwill, which was included in our total assets, on a segment basis.

$ in millions	December 31, 2019	September 30, 2019
Goodwill:
Private Client Group	$276	$275
Capital Markets	120	120
Asset Management	69	69
Total	$465	$464

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

We have operations in the U.S., Canada and Europe. Substantially all long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income classified by major geographic area in which they were earned.

	Three months ended December 31,
$ in millions	2019	2018
Net revenues:
U.S.	$1,875	$1,796
Canada	95	99
Europe	39	36
Total	$2,009	$1,931
Pre-tax income/(loss):
U.S.	$352	$330
Canada	8	16
Europe (1)	(1)	(14)
Total	$359	$332

(1)
The pre-tax loss in Europe for the three months ended December 31, 2018 reflects a $15 million loss on the sale of our operations related to research, sales and trading of European equities incurred during the first fiscal quarter of 2019.

The following table presents our total assets by major geographic area in which they were held.

$ in millions	December 31, 2019	September 30, 2019
Total assets:
U.S.	$37,285	$35,978
Canada	2,751	2,754
Europe	118	98
Total	$40,154	$38,830

The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

$ in millions	December 31, 2019	September 30, 2019
Goodwill:
U.S.	$433	$433
Canada	24	23
Europe	8	8
Total	$465	$464

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Factors affecting “forward-looking statements”

Certain statements made in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), industry or market conditions, demand for and pricing of our products, acquisitions and divestitures, anticipated results of litigation, our effective tax rate, regulatory developments, effects of accounting pronouncements, and general economic conditions.  In addition, words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions.  Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements.  We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in our filings with the SEC from time to time, including our most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q, which are available at www.raymondjames.com and the SEC’s website at www.sec.gov. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events or otherwise.

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

We operate as a financial holding company and bank holding company. Results in the businesses in which we operate are highly correlated to general economic conditions and, more specifically, to the direction of the U.S. equity and fixed income markets, changes in interest rates, market volatility, corporate and mortgage lending markets and commercial and residential credit trends.  Overall market conditions, economic, political and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control.  These factors affect the financial decisions made by market participants, including investors, borrowers, and competitors, impacting their level of participation in the financial markets. These factors also impact the level of investment banking activity and asset valuations, which ultimately affect our business results.

Executive overview

Three months ended December 31, 2019 compared with the three months ended December 31, 2018

Net revenues of $2.01 billion increased $78 million, or 4%. Pre-tax income of $359 million increased $27 million, or 8%. Our net income of $268 million increased $19 million, or 8%, and our earnings per diluted share were $1.89, reflecting a 12% increase. We achieved an annualized return on equity (“ROE”) during the three months ended December 31, 2019 of 16.0%, compared with 15.9% for the prior year quarter, and an annualized return on tangible common equity (“ROTCE”) (1) of 17.5%, compared with 17.6% for the prior year quarter.

The $78 million increase in net revenues compared with the prior year quarter reflected higher asset management and related administrative fees, primarily attributable to higher Private Client Group assets in fee-based accounts at the beginning of the quarter, which were 12% higher than fee-based assets as of the beginning of the prior year quarter. Fee-based assets as of December 31, 2019 grew 9% compared with the end of the previous quarter, which will impact asset management and related administrative fees in our second fiscal quarter of 2020.

Compensation, commissions and benefits expense increased $86 million, or 7%, due to an increase in compensable net revenues, which primarily include asset management and related administrative fees, brokerage revenues, and investment banking revenues, as well as increased staffing levels required to support our continued growth and regulatory compliance requirements.

Non-compensation expenses decreased $35 million, or 10%, primarily due to a $2 million loan loss benefit in the current year quarter compared with a $16 million loan loss provision for the prior year quarter, as well as a $15 million loss on the sale of our operations related to research, sales and trading of European equities that occurred in the prior year quarter.

(1) “Return on tangible common equity” is a non-GAAP financial measure. Please see the “Reconciliation of GAAP measures to non-GAAP financial measures” in this MD&A for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Our effective income tax rate was 25.3% for the three months ended December 31, 2019, a slight increase compared with the 24.8% effective tax rate for fiscal year 2019. We estimate our effective income tax rate to be approximately 25% for the remainder of fiscal year 2020. Our future effective income tax rate may be impacted positively or negatively by non-taxable items (such as gains or losses earned on our company-owned life insurance and tax-exempt interest), non-deductible expenses (such as meals and entertainment and certain executive compensation), as well as vesting and exercises of equity compensation.

During the three months ended December 31, 2019, we repurchased 126 thousand shares of common stock under our Board of Directors’ share repurchase authorization for $11 million at an average price of approximately $89.30 per share. As of December 31, 2019, we had $739 million of availability remaining under this authorization.

A summary of our financial results by segment as compared to the prior year quarter is as follows:

•
PCG segment net revenues of $1.41 billion increased 4%, while pre-tax income of $153 million decreased 7%. The increase in net revenues was primarily attributable to an increase in asset management and related administrative fees due to higher assets in fee-based accounts. Non-interest expenses increased $69 million, or 6%, primarily resulting from an increase in compensation expenses due to the growth in compensable net revenues and higher staffing levels to support our continued growth and regulatory compliance requirements. Pre-tax income decreased despite an increase in net revenues due to a shift in the revenue mix, as net interest income and RJBDP fees from third-party banks, which have no associated direct payout expense, declined due to lower short-term interest rates. Meanwhile, revenues that have an associated direct payout expense (e.g., asset management and related administrative fees) increased.

•
Capital Markets net revenues of $268 million increased 6% and pre-tax income of $29 million increased 142%. The increase in net revenues was primarily due to an increase in fixed income brokerage revenues, as well as higher debt and equity underwriting revenues. These increases were partially offset by a decline in merger & acquisition and advisory revenues and lower equity brokerage revenues. Non-interest expenses decreased slightly, as the prior year impact of the aforementioned $15 million loss on the sale of our operations related to research, sales and trading of European equities was partially offset by higher compensation expense.

•
Our Asset Management segment net revenues of $184 million increased 6% and pre-tax income of $73 million increased 14%. The increase in net revenues was driven by growth in Private Client Group assets in fee-based accounts, which increased both in programs managed by the Asset Management segment and in other asset-based programs for which the segment provides administrative support.

•
RJ Bank net revenues of $216 million increased 6% and pre-tax income of $135 million increased 23%. The increase in net revenues reflected higher net interest income due to growth in interest-earning assets, which more than offset the lower net interest margin caused by lower short-term interest rates. Non-interest expenses decreased $12 million, or 13%, due to a $2 million loan loss benefit compared with a $16 million loan loss provision in the prior year quarter, partially offset by an increase in fees for RJBDP paid to PCG.

•
Our Other segment reflected a pre-tax loss that was $13 million larger compared to the prior year quarter, the result of a modest valuation loss on private equity investments, compared with gains in the prior year quarter, and lower interest income on corporate cash balances due to a decline in interest rates. Non-interest expenses increased $3 million, or 15%, primarily due to higher compensation-related expenses.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Segments

We currently operate through five segments. Our business segments are PCG, Capital Markets, Asset Management and RJ Bank. Our Other segment includes our private equity investments, interest income on certain corporate cash balances, and certain corporate overhead costs of RJF, including the interest costs on our public debt.

The following table presents our consolidated and segment net revenues and pre-tax income/(loss) for the periods indicated.

	Three months ended December 31,
$ in millions	2019	2018	% change
Total company
Net revenues	$2,009	$1,931	4%
Pre-tax income	$359	$332	8%

Private Client Group
Net revenues	$1,414	$1,356	4%
Pre-tax income	$153	$164	(7)%

Capital Markets
Net revenues	$268	$253	6%
Pre-tax income	$29	$12	142%

Asset Management
Net revenues	$184	$174	6%
Pre-tax income	$73	$64	14%

RJ Bank
Net revenues	$216	$203	6%
Pre-tax income	$135	$110	23%

Other
Net revenues	$(8)	$2	NM
Pre-tax loss	$(31)	$(18)	(72)%

Intersegment eliminations
Net revenues	$(65)	$(57)	NM

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Reconciliation of GAAP measures to non-GAAP financial measures

We utilize certain non-GAAP financial measures to aid in, and enhance, the understanding of our financial results and related measures. These non-GAAP financial measures have been separately identified in this document. We believe that annualized return on tangible common equity is meaningful to investors as this measure facilitates comparison of our results to the results of other companies. This non-GAAP financial measure should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, this non-GAAP financial measure may not be comparable to similarly titled non-GAAP financial measures of other companies. The following table provides a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure for the periods indicated.

	Three months ended December 31,
$ in millions	2019	2018
Average equity	$6,712	$6,256
Less:
Average goodwill and identifiable intangible assets, net	610	636
Average deferred tax liabilities, net	(30)	(33)
Average tangible common equity	$6,132	$5,653

Annualized return on equity	16.0%	15.9%
Annualized return on tangible common equity	17.5%	17.6%

Annualized return on equity is computed by dividing annualized net income for the period indicated by average equity for each respective period or, in the case of annualized return on tangible common equity, computed by dividing annualized net income by average tangible common equity for each respective period.

Average equity is computed by adding the total equity attributable to Raymond James Financial, Inc. as of the date indicated to the prior quarter-end total, and dividing by two, or in the case of average tangible common equity, computed by adding tangible common equity as of the date indicated to the prior quarter-end total, and dividing by two.

Net interest analysis

During our fourth fiscal quarter of 2019, the Federal Reserve decreased its benchmark short-term interest rate twice, each time by 25 basis points, and implemented a third decrease of 25 basis points in October 2019. These decreases in short-term interest rates have had a negative impact on our first fiscal quarter of 2020 results, as we have certain assets and liabilities, primarily held in our PCG, RJ Bank and Other segments, which are sensitive to changes in interest rates. Fees we earn from third-party banks on client cash balances swept to such banks as part of RJBDP are also sensitive to changes in interest rates.

Given the relationship between our interest-sensitive assets and liabilities held in each of these segments and the nature of fees we earn from third-party banks on the RJBDP, decreases in short-term interest rates generally result in an overall decrease in our net earnings, although the magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances. Conversely, any increases in short-term interest rates and/or decreases in the deposit rates paid to clients generally have a positive impact on our earnings.

Refer to the discussion of the specific components of our net interest income within the “Management’s Discussion and Analysis of Financial Condition - Results of Operations” of our PCG, RJ Bank, and Other segments. Also refer to “Management’s Discussion and Analysis of Financial Condition - Results of Operations - Private Client Group - Clients’ domestic cash sweep balances” for further information on the RJBDP.

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

	Three months ended December 31,
	2019			2018
$ in millions	Average balance	Interest inc./exp.	Average yield/cost	Average balance	Interest inc./exp.	Average yield/cost
Interest-earning assets:
Assets segregated pursuant to regulations	$2,323	$11	1.85%	$2,431	$15	2.43%
Trading instruments	765	6	3.05%	722	7	3.86%
Available-for-sale securities	3,089	18	2.30%	2,717	16	2.32%
Margin loans	2,438	27	4.51%	2,726	32	4.68%
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	8,078	86	4.15%	7,763	91	4.58%
CRE construction loans	233	3	4.87%	171	2	5.62%
CRE loans	3,611	37	4.00%	3,558	41	4.55%
Tax-exempt loans	1,225	8	3.36%	1,284	9	3.33%
Residential mortgage loans	4,641	37	3.19%	3,891	32	3.32%
SBL and other	3,337	34	3.97%	3,102	36	4.58%
Loans held for sale	161	1	4.06%	186	3	5.39%
Total bank loans, net	21,286	206	3.85%	19,955	214	4.27%
Loans to financial advisors, net	979	5	2.10%	916	4	1.92%
Corporate cash and all other	4,784	24	2.00%	4,832	28	2.31%
Total interest-earning assets	$35,664	$297	3.33%	$34,299	$316	3.69%

Interest-bearing liabilities:
Bank deposits:
Certificates of deposit	$782	$4	2.19%	$462	$2	1.98%
Savings, money market and NOW accounts	21,649	12	0.21%	20,476	33	0.65%
Trading instruments sold but not yet purchased	285	1	1.96%	297	2	2.85%
Brokerage client payables	3,197	3	0.37%	3,544	6	0.68%
Other borrowings	893	5	2.20%	947	6	2.43%
Senior notes payable	1,550	18	4.71%	1,550	18	4.69%
Other	667	8	3.96%	752	6	3.20%
Total interest-bearing liabilities	$29,023	$51	0.68%	$28,028	$73	1.05%
Net interest income		$246			$243

Nonaccrual loans are included in the average loan balances in the preceding table. Any payments received for corporate nonaccrual loans are applied entirely to principal. Interest income on residential mortgage nonaccrual loans is recognized on a cash basis.

Fee income on bank loans included in interest income for the three months ended December 31, 2019 and 2018 was $4 million and $5 million, respectively.

The yield on tax-exempt loans in the preceding table is presented on a taxable-equivalent basis utilizing the applicable federal statutory rates for each of the years presented.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Results of Operations – Private Client Group

For an overview of our PCG segment operations, as well as a description of the key factors impacting our PCG results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2019	2018	% change
Revenues:
Asset management and related administrative fees	$782	$707	11%
Brokerage revenues:
Mutual and other fund products	144	157	(8)%
Insurance and annuity products	101	104	(3)%
Equities, ETFs and fixed income products	102	103	(1)%
Total brokerage revenues	347	364	(5)%
Account and service fees:
Mutual fund and annuity service fees	90	83	8%
RJBDP fees:
Third-party banks	58	68	(15)%
RJ Bank	47	41	15%
Client account and other fees	29	33	(12)%
Total account and service fees	224	225	—
Investment banking	11	7	57%
Interest income	49	56	(13)%
All other	9	7	29%
Total revenues	1,422	1,366	4%
Interest expense	(8)	(10)	(20)%
Net revenues	1,414	1,356	4%
Non-interest expenses:
Financial advisor compensation and benefits	857	803	7%
Administrative compensation and benefits	247	229	8%
Total compensation, commissions and benefits	1,104	1,032	7%
Non-compensation expenses:
Communications and information processing	59	58	2%
Occupancy and equipment	44	38	16%
Business development	27	27	—
Professional fees	8	9	(11)%
All other	19	28	(32)%
Total non-compensation expenses	157	160	(2)%
Total non-interest expenses	$1,261	$1,192	6%
Pre-tax income	$153	$164	(7)%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Selected key metrics

PCG client asset balances:

	As of
$ in billions	December 31, 2019	September 30, 2019	December 31, 2018	September 30, 2018
Assets under administration (“AUA”)	$855.2	$798.4	$690.7	$755.7
Assets in fee-based accounts (1)	$444.2	$409.1	$338.8	$366.3
Percent of AUA in fee-based accounts	51.9%	51.2%	49.1%	48.5%

(1)
A portion of our “Assets in fee-based accounts” is invested in “managed programs” overseen by our Asset Management segment, specifically our Asset Management Services division of RJ&A (“AMS”). These assets are included in our Financial assets under management as disclosed in the “Selected key metrics” section of our “Management’s Discussion and Analysis - Results of Operations - Asset Management.”

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

The vast majority of the revenues we earn from fee-based accounts are recorded in “Asset management and related administrative fees” on our Condensed Consolidated Statements of Income and Comprehensive Income. Fees received from such accounts are based on the value of client assets in fee-based accounts and vary based on the specific account types in which the client participates and the level of assets in the client relationship. As fees for substantially all of such accounts are billed based on balances as of the beginning of the quarter, revenues from fee-based accounts may not be immediately impacted by changes in asset values, but rather the impacts are seen in the following quarter.

PCG assets under administration increased compared with the prior year due to the net addition of financial advisors and equity market appreciation. In addition, PCG assets in fee-based accounts continued to increase as a percentage of overall PCG assets under administration due to clients’ preference for fee-based alternatives versus transaction-based accounts. As a result of the continued shift to fee-based accounts, a larger portion of our PCG revenues are more directly impacted by market movements.

Financial advisors:

	December 31, 2019	September 30, 2019	December 31, 2018
Employees	3,331	3,301	3,166
Independent contractors	4,729	4,710	4,649
Total advisors	8,060	8,011	7,815

The number of financial advisors increased primarily due to continued financial advisor recruiting and high levels of retention, partially offset by planned financial advisor retirements during the December quarter, which is a seasonally typical period for such activity.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Clients’ domestic cash sweep balances:

	As of
$ in millions	December 31, 2019	September 30, 2019	December 31, 2018
RJBDP
RJ Bank	$21,891	$21,649	$21,138
Third-party banks	15,061	14,043	18,320
Subtotal RJBDP	36,952	35,692	39,458
Money market funds	—	—	4,436
Client Interest Program (“CIP”)	2,528	2,022	2,935
Total clients’ domestic cash sweep balances	$39,480	$37,714	$46,829
Average yield on RJBDP - third-party banks	1.64%	1.83%	1.74%

A significant portion of our clients’ cash is included in the RJBDP, a multi-bank sweep program in which clients’ cash deposits in their accounts are swept into interest-bearing deposit accounts at RJ Bank and various third-party banks. We earn servicing fees for the administrative services we provide related to our clients’ deposits that are swept to such banks as part of the RJBDP. The amounts from third-party banks are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients by the third-party banks on balances in the RJBDP. The “Average yield on RJBDP - third party banks” in the preceding table is computed by dividing RJBDP fees from third-party banks, which are net of the interest paid to clients by the third-party banks, by the average daily RJBDP balances at third-party banks. The PCG segment also earns RJBDP servicing fees from RJ Bank, which are based on the number of accounts that are swept to RJ Bank. The fees from RJ Bank are eliminated in consolidation.

RJBDP fees from third-party banks and the average yield on RJBDP (third-party banks) were negatively impacted by the decrease in short-term interest rates implemented by the Fed toward the beginning of our first quarter of fiscal 2020 and two short-term interest rate decreases implemented during the preceding fiscal quarter. The impact on our earnings of any future fluctuations in short-term interest rates will be largely dependent upon the change in the deposit rate paid on client cash balances. Any additional decreases in short-term interest rates, increases in deposit rates paid to clients, and/or a significant decline in our clients’ cash balances will likely have a negative impact on our earnings. Further, PCG segment results are impacted by changes in the allocation of client cash balances in the RJBDP between RJ Bank and third-party banks. PCG generally earns a higher rate on cash held at third-party banks.

Money market funds were discontinued as a sweep option in June 2019. Balances in those funds were converted to the RJBDP or reinvested by the client.

Three months ended December 31, 2019 compared with the three months ended December 31, 2018

Net revenues of $1.41 billion increased $58 million, or 4%, while pre-tax income of $153 million decreased $11 million, or 7%. Pre-tax income decreased despite an increase in net revenues due to a shift in the revenue mix, as net interest income and RJBDP fees from third-party banks, which have no associated direct payout expense, declined due to lower short-term interest rates. Meanwhile, revenues that have an associated direct payout expense (e.g., asset management and related administrative fees) increased.

Asset management and related administrative fees increased $75 million, or 11%, primarily due to higher asset balances in fee-based accounts at the beginning of the quarter, reflecting successful financial advisor recruiting and retention, equity market appreciation and the increased utilization of fee-based accounts.

Brokerage revenues declined $17 million, or 5%, primarily as a result of the decline in mutual fund trails, which were impacted by the conversion of client assets into mutual fund share classes which pay lower rates and the continued shift to fee-based accounts.

Total account and service fees were flat compared with the prior year quarter, as an increase in mutual fund service fees due to higher asset balances and an increase in RJBDP fees from RJ Bank due to an increase in the number of accounts, were offset by a decline in RJBDP fees from third-party banks. The decline in RJBDP fees from third-party banks was driven both by lower short-term interest rates and lower client cash balances compared with the prior year quarter.

Net interest income decreased $5 million, or 11%, driven by a decrease in interest income from client margin loans and assets segregated pursuant to regulations due to a decrease in average balances and a decline in short-term interest rates. Partially offsetting the decrease in interest income, interest expense also decreased due to the impact of lower deposit rates paid on lower client cash balances in CIP.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Compensation-related expenses increased $72 million, or 7%, due to higher compensable net revenues, as well as increased staffing levels to support our continued growth and regulatory compliance requirements.

Non-compensation expenses decreased $3 million, or 2%, as decreased legal reserves compared with the prior-year quarter were offset by higher occupancy and equipment expenses. The increase in occupancy and equipment expenses was driven by branch expansion in our employee affiliation option, rising real estate rental rates, and financial advisor growth.

Results of Operations – Capital Markets

For an overview of our Capital Markets segment operations, as well as a description of the key factors impacting our Capital Markets results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2019	2018	% change
Revenues:
Brokerage revenues:
Fixed income	$81	$57	42%
Equity	34	42	(19)%
Total brokerage revenues	115	99	16%
Investment banking:
Merger & acquisition and advisory	60	85	(29)%
Equity underwriting	39	27	44%
Debt underwriting	31	17	82%
Total investment banking	130	129	1%
Interest income	8	10	(20)%
Tax credit fund revenues	18	19	(5)%
All other	3	4	(25)%
Total revenues	274	261	5%
Interest expense	(6)	(8)	(25)%
Net revenues	268	253	6%
Non-interest expenses:
Compensation, commissions and benefits	166	158	5%
Non-compensation expenses:
Communications and information processing	19	19	—
Occupancy and equipment	9	9	—
Business development	16	12	33%
Professional fees	10	10	—
Acquisition and disposition-related expenses	—	15	(100)%
All other	19	18	6%
Total non-compensation expenses	73	83	(12)%
Total non-interest expenses	239	241	(1)%
Pre-tax income	$29	$12	142%

Three months ended December 31, 2019 compared with the three months ended December 31, 2018

Net revenues of $268 million increased $15 million, or 6%, and pre-tax income of $29 million increased $17 million, or 142%.

Total brokerage revenues increased $16 million, or 16%, due to an increase in fixed income brokerage revenues, partially offset by a decrease in equity brokerage revenues. The increase in fixed income brokerage revenues was primarily due to an increase in client activity during the current year quarter, largely a result of higher interest rate volatility. Equity brokerage revenues continue to be challenged by industry trends, including the separate payment for research and execution services and the shift from high- to low-touch execution services.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Total investment banking revenues were flat compared with the prior-year quarter, as increased equity and debt underwriting revenues were offset by decreased merger & acquisition and advisory revenues.

Compensation-related expenses increased $8 million, or 5%, primarily due to the increase in net revenues.

Non-compensation expenses decreased $10 million, or 12%, as the prior year quarter was negatively impacted by a $15 million loss associated with the sale of our operations related to research, sales and trading of European equities.

Results of Operations – Asset Management

For an overview of our Asset Management segment operations as well as a description of the key factors impacting our Asset Management results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2019	2018	% change
Revenues:
Asset management and related administrative fees:
Managed programs	$125	$117	7%
Administration and other	51	44	16%
Total asset management and related administrative fees	176	161	9%
Account and service fees	5	9	(44)%
All other	3	4	(25)%
Net revenues	184	174	6%
Non-interest expenses:
Compensation, commissions and benefits	45	43	5%
Non-compensation expenses:
Communications and information processing	11	11	—
Investment sub-advisory fees	25	24	4%
All other	30	32	(6)%
Total non-compensation expenses	66	67	(1)%
Total non-interest expenses	111	110	1%
Pre-tax income	$73	$64	14%

Selected key metrics

Managed programs

Management fees recorded in our Asset Management segment are generally calculated as a percentage of the value of our fee-billable financial assets under management (“AUM”). These AUM include the portion of fee-based AUA in our PCG segment that is invested in programs overseen by our Asset Management segment (included in the AMS line of the following table), as well as retail accounts managed on behalf of third-party institutions, institutional accounts and proprietary mutual funds that we manage (collectively included in the “Carillon Tower Advisers” line of the following table).

Revenues related to fee-based AUA in our PCG segment are shared by the PCG and Asset Management segments, the amount of which depends on whether clients are invested in assets that are in managed programs overseen by our Asset Management segment and the administrative services provided (see our “Management’s Discussion and Analysis - Results of Operations - Private Client Group” for more information). Our AUM in AMS are impacted by market fluctuations and net inflows or outflows of assets, including transfers between fee-based accounts and transaction-based accounts within our PCG segment.

Revenues earned by Carillon Tower Advisers for retail accounts managed on behalf of third-party institutions, institutional accounts and our proprietary mutual funds are recorded entirely in the Asset Management segment. Our AUM in Carillon Tower Advisers are impacted by market and investment performance and net inflows or outflows of assets.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Fees are generally collected quarterly and are based on balances as of the beginning of the quarter or the end of the quarter, or based on average daily balances during the quarter.

Financial assets under management:

$ in millions	December 31, 2019	September 30, 2019	December 31, 2018	September 30, 2018
AMS (1)	$98,648	$91,802	$76,235	$83,289
Carillon Tower Advisers	60,637	58,521	55,925	63,330
Subtotal financial assets under management	159,285	150,323	132,160	146,619
Less: Assets managed for affiliated entities	(7,633)	(7,221)	(5,653)	(5,702)
Total financial assets under management	$151,652	$143,102	$126,507	$140,917

(1)
Represents the portion of our PCG segment fee-based AUA (as disclosed in “Assets in fee-based accounts” in the “Selected key metrics - PCG client asset balances” section of our “Management’s Discussion and Analysis - Results of Operations - Private Client Group”) that is invested in managed programs overseen by the Asset Management segment.

Activity (including activity in assets managed for affiliated entities):

	Three months ended December 31,
$ in millions	2019	2018
Financial assets under management at beginning of period	$150,323	$146,619
Carillon Tower Advisers - net outflows	(372)	(1,580)
AMS - net inflows	2,083	518
Net market appreciation/(depreciation) in asset values	7,251	(13,397)
Financial assets under management at end of period	$159,285	$132,160

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

$ in millions	December 31, 2019	Average fee rate
Equity	$29,880	0.51%
Fixed income	25,649	0.18%
Balanced	5,108	0.37%
Total financial assets under management	$60,637	0.36%

Non-discretionary asset-based programs

Assets held in certain non-discretionary asset-based programs for which the Asset Management segment does not exercise discretion but provides administrative support (including for affiliated entities) totaled $251.3 billion, $229.7 billion, $184.3 billion, and $200.1 billion as of December 31, 2019, September 30, 2019, December 31, 2018, and September 30, 2018, respectively. The increase in assets over the prior year level was primarily due to clients moving to fee-based accounts from transaction-based accounts, successful financial advisor recruiting and market appreciation. Administrative fees associated with these programs are predominantly calculated based on balances at the beginning of the quarter.

RJ Trust

Assets held in asset-based programs in RJ Trust (including those managed for affiliated entities) totaled $7.2 billion, $6.6 billion, $5.7 billion, and $6.1 billion as of December 31, 2019, September 30, 2019, December 31, 2018 and September 30, 2018, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Three months ended December 31, 2019 compared with the three months ended December 31, 2018

Net revenues of $184 million increased $10 million, or 6%, and pre-tax income of $73 million increased $9 million, or 14%.

Asset management and related administrative fees increased $15 million, or 9%, driven by an increase in PCG assets in fee-based accounts compared with the prior year quarter. Assets in fee-based accounts increased both in managed programs overseen by the Asset Management segment and in non-discretionary asset-based programs for which the segment provides administrative support.

Results of Operations – RJ Bank

For an overview of our RJ Bank segment operations, as well as a description of the key factors impacting our RJ Bank results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2019	2018	% change
Revenues:
Interest income	$231	$239	(3)%
Interest expense	(21)	(42)	(50)%
Net interest income	210	197	7%
All other	6	6	—
Net revenues	216	203	6%
Non-interest expenses:
Compensation and benefits	12	11	9%
Non-compensation expenses:
Loan loss provision/(benefit)	(2)	16	NM
RJBDP fees to PCG	47	41	15%
All other	24	25	(4)%
Total non-compensation expenses	69	82	(16)%
Total non-interest expenses	81	93	(13)%
Pre-tax income	$135	$110	23%

Three months ended December 31, 2019 compared with the three months ended December 31, 2018

Net revenues of $216 million increased $13 million, or 6%, and pre-tax income of $135 million increased $25 million, or 23%.

Net interest income increased $13 million, or 7%, as higher interest-earning banking assets offset the negative impact from lower short-term interest rates. The increase in average interest-earning banking assets was driven by growth in average loans of $1.33 billion and a $372 million increase in our average available-for-sale securities portfolio. The net interest margin decreased to 3.23% from 3.25%.

The loan loss provision was a benefit of $2 million, compared to an expense of $16 million in the prior year quarter. The benefit in the current year quarter was primarily attributable to payoffs of certain lower-rated corporate loans and a shift in loan mix to a higher portion of residential mortgage loans, which generally have lower allowances for loan losses than corporate loans.

Compensation and benefits expenses increased $1 million due increased staffing levels to support our continued growth.

Non-compensation expenses (excluding the provision for loan losses) increased $5 million, including a $6 million, or 15%, increase in fees for RJBDP paid to PCG, primarily driven by an increase in the number of accounts. These fees are eliminated in consolidation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table presents average balances, interest income and expense, the related yields and rates, and interest spreads and margins for RJ Bank.

	Three months ended December 31,
	2019			2018
$ in millions	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
Interest-earning banking assets:
Cash	$1,201	$5	1.64%	$1,304	$7	2.24%
Available-for-sale securities	3,089	18	2.30%	2,717	16	2.32%
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	8,078	86	4.15%	7,763	91	4.58%
CRE construction loans	233	3	4.87%	171	2	5.62%
CRE loans	3,611	37	4.00%	3,558	41	4.55%
Tax-exempt loans	1,225	8	3.36%	1,284	9	3.33%
Residential mortgage loans	4,641	37	3.19%	3,891	32	3.32%
SBL and other	3,337	34	3.97%	3,102	36	4.58%
Loans held for sale	161	1	4.06%	186	3	5.39%
Total bank loans, net	21,286	206	3.85%	19,955	214	4.27%
FHLB stock, FRB stock and other	215	2	3.00%	169	2	3.97%
Total interest-earning banking assets	25,791	$231	3.56%	24,145	$239	3.94%
Non-interest-earning banking assets:
Unrealized gain/(loss) on available-for-sale securities	29			(70)
Allowance for loan losses	(219)			(204)
Other assets	358			420
Total non-interest-earning banking assets	168			146
Total banking assets	$25,959			$24,291
Interest-bearing banking liabilities:
Bank deposits:
Certificates of deposit	$782	$4	2.19%	$462	$2	1.98%
Savings, money market and NOW accounts	21,823	12	0.22%	20,675	34	0.66%
FHLB advances and other	888	5	2.22%	948	6	2.12%
Total interest-bearing banking liabilities	23,493	$21	0.36%	22,085	$42	0.75%
Non-interest-bearing banking liabilities	180			159
Total banking liabilities	23,673			22,244
Total banking shareholders’ equity	2,286			2,047
Total banking liabilities and shareholders’ equity	$25,959			$24,291
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$2,298	$210		$2,060	$197
Bank net interest:
Spread			3.20%			3.19%
Margin (net yield on interest-earning banking assets)			3.23%			3.25%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			109.78%			109.33%

Nonaccrual loans are included in the average loan balances in the preceding table. Any payments received for corporate nonaccrual loans are applied entirely to principal. Interest income on residential mortgage nonaccrual loans is recognized on a cash basis.

Fee income on bank loans included in interest income for the three months ended December 31, 2019 and 2018 was $4 million and $5 million, respectively.

The yield on tax-exempt loans in the preceding table is presented on a taxable-equivalent basis utilizing the applicable federal statutory tax rates for each of the three months ended December 31, 2019 and 2018.

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

	Three months ended December 31,
	2019 compared to 2018
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest income:
Interest-earning banking assets:
Cash	$—	$(2)	$(2)
Available-for-sale securities	2	—	2
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	4	(9)	(5)
CRE construction loans	2	(1)	1
CRE loans	1	(5)	(4)
Tax-exempt loans	(1)	—	(1)
Residential mortgage loans	7	(2)	5
SBL and other	2	(4)	(2)
Loans held for sale	(1)	(1)	(2)
Total bank loans, net	14	(22)	(8)
FHLB stock, FRB stock, and other	—	—	—
Total interest-earning banking assets	16	(24)	(8)
Interest expense:
Interest-bearing banking liabilities:
Bank deposits:
Certificates of deposit	2	—	2
Savings, money market, and NOW accounts	2	(24)	(22)
FHLB advances and other	(3)	2	(1)
Total interest-bearing banking liabilities	1	(22)	(21)
Change in net interest income	$15	$(2)	$13

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Results of Operations – Other

This segment includes our private equity investments, interest income on certain corporate cash balances, and certain corporate overhead costs of RJF that are not allocated to other segments, including the interest costs on our public debt. For an overview of our Other segment operations, refer to the information presented in “Item 1 - Business” of our 2019 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2019	2018	% change
Revenues:
Interest income	$12	$16	(25)%
Gains/(losses) on private equity investments	(2)	4	NM
All other	2	1	100%
Total revenues	12	21	(43)%
Interest expense	(20)	(19)	5%
Net revenues	(8)	2	NM
Total non-interest expenses	23	20	15%
Pre-tax loss	$(31)	$(18)	(72)%

Three months ended December 31, 2019 compared with the three months ended December 31, 2018

The pre-tax loss of $31 million was $13 million larger than the loss generated in the prior year quarter.

Net revenues decreased $10 million from income of $2 million in the prior year quarter to a loss of $8 million, due to a modest valuation loss on private equity investments compared with gains in the prior year quarter, and a decrease in interest earned on corporate cash balances due to a decline in interest rates.

Non-interest expenses increased $3 million, or 15%, primarily driven by higher compensation-related expenses.

Certain statistical disclosures by bank holding companies

We are required to provide certain statistical disclosures as a bank holding company under the SEC’s Industry Guide 3.  The following table provides certain of those disclosures.

	Three months ended December 31,
	2019	2018
Return on assets	2.7%	2.6%
Annualized return on equity	16.0%	15.9%
Average equity to average assets	17.0%	16.5%
Dividend payout ratio	19.6%	20.1%

Return on assets is computed by dividing annualized net income for the period indicated by average assets for each respective period. Average assets is computed by adding total assets as of the date indicated to the prior quarter-end total and dividing by two.

Annualized return on equity is computed by dividing annualized net income for the period indicated by average equity for each respective period. Average equity is computed by adding total equity attributable to RJF as of the date indicated to the prior quarter-end total and dividing by two.

Average equity to average assets is computed by dividing average equity by average assets as calculated in accordance with the previous explanations.

Dividend payout ratio is computed by dividing dividends declared per common share during the period by earnings per diluted common share for the period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

Cash and cash equivalents increased $152 million to $4.11 billion during the three months ended December 31, 2019, due to $654 million of cash provided by financing activities, which was primarily driven by an increase in bank deposits during the current period. Investing activities used $502 million primarily due to an increase in bank loans and the growth of our available-for-sale securities portfolio during the current period.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and available from committed and uncommitted financing facilities provide adequate funds for continuing operations at current levels of activity.

Sources of liquidity

Approximately $1.43 billion of our total December 31, 2019 cash and cash equivalents included cash on hand at the parent, as well as parent cash loaned to RJ&A. The following table presents our holdings of cash and cash equivalents.

$ in millions	December 31, 2019
RJF	$444
RJ&A	1,456
RJ Bank	1,327
RJ Ltd.	477
RJFS	129
Carillon Tower Advisers	82
Other subsidiaries	194
Total cash and cash equivalents	$4,109

RJF maintained depository accounts at RJ Bank with a balance of $164 million as of December 31, 2019. The portion of this total that was available on demand without restrictions, which amounted to $108 million as of December 31, 2019, is reflected in the RJF total (and is excluded from the RJ Bank cash balance in the preceding table).

RJF had loaned $999 million to RJ&A as of December 31, 2019 (such amount is included in the RJ&A cash balance in the preceding table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

In addition to the cash balances described, we have various other potential sources of cash available to the parent from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF, the parent company, from RJ&A and RJ Bank.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of FINRA, RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client transactions. In addition, covenants in RJ&A’s committed financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At December 31, 2019, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances.  FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements.

RJ&A, as a nonbank custodian of Individual Retirement Accounts (“IRAs”), must also satisfy certain Internal Revenue Service (“IRS”) regulations in order to accept new IRA and plan accounts and retain the accounts for which it serves as nonbank custodian. To maintain adequate net worth under these regulations, RJ&A may have to limit dividends to RJF. We evaluate regulatory requirements, loan covenants and certain internal tolerances when determining the amount of liquidity available to RJF from RJ&A.

RJ Bank may pay dividends to RJF without prior approval of its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted regulatory capital ratios. At December 31, 2019, RJ Bank had $351 million of capital in excess of the amount it would need at that date to maintain its targeted regulatory capital ratios, and could pay a dividend of such amount without requiring prior approval of its regulator.

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

	December 31, 2019
$ in millions	RJ&A	RJF	Total	Total number of arrangements
Financing arrangement:
Committed secured	$200	$—	$200	2
Committed unsecured (1)	200	300	500	1
Total committed financing arrangements	$400	$300	$700	3

Outstanding borrowing amount:
Committed secured	$—	$—	$—
Committed unsecured	—	—	—
Total outstanding borrowing amount	$—	$—	$—

(1)
The Credit Facility provides for maximum borrowings of up to $500 million, with a sublimit of $300 million for RJF. For additional details on our committed unsecured financing arrangement, see our discussion of the Credit Facility in Note 11 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Uncommitted financing arrangements

Our uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit. Our arrangements with third-party lenders are generally utilized to finance a portion of our fixed income securities or for cash management purposes. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed. As of December 31, 2019, we had outstanding borrowings under one uncommitted secured and

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

three uncommitted unsecured borrowing arrangements with lenders out of a total of 11 uncommitted financing arrangements (six uncommitted secured and five uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

The following table presents our borrowings on uncommitted financing arrangements, all of which were in RJ&A.

$ in millions	December 31, 2019
Outstanding borrowing amount:
Uncommitted secured	$200
Uncommitted unsecured	6
Total outstanding borrowing amount	$206

Other financings

RJ Bank had $875 million in FHLB borrowings outstanding at December 31, 2019, comprised of floating-rate advances totaling $850 million and a $25 million fixed-rate advance, all of which were secured by a blanket lien on RJ Bank’s residential mortgage loan portfolio (see Note 11 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these borrowings). RJ Bank had an additional $2.62 billion in immediate credit available from the FHLB as of December 31, 2019 and, with the pledge of additional eligible collateral to the FHLB, total available credit of 30% of total assets.

RJ Bank is eligible to participate in the FRB’s discount-window program; however, we do not view borrowings from the FRB as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the FRB, and is secured by pledged C&I loans.

We act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another.  Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by clients or the firm.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balances related to the securities loaned included in “Securities loaned” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q, in the amount of $239 million as of December 31, 2019. See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information on our securities borrowed and securities loaned.

From time to time we enter into repurchase agreements and reverse repurchase agreements.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balances of the repurchase agreements included in “Securities sold under agreements to repurchase” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q, in the amount of $200 million as of December 31, 2019. These balances are reflected in the preceding table of uncommitted financing arrangements. Such financings are generally collateralized by non-customer, RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements.

The average daily balance outstanding during the five most recent quarters, the maximum month-end balance outstanding during the quarter and the period-end balances for repurchase agreements and reverse repurchase agreements is detailed in the following table.

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
December 31, 2019	$184	$200	$200	$355	$351	$326
September 30, 2019	$170	$158	$150	$334	$343	$343
June 30, 2019	$211	$212	$165	$442	$479	$411
March 31, 2019	$172	$210	$210	$358	$447	$447
December 31, 2018	$171	$189	$156	$413	$479	$399
At December 31, 2019, in addition to the financing arrangements previously described, we had $18 million outstanding on a mortgage loan for our St. Petersburg, Florida home-office complex that is included in “Other borrowings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

At December 31, 2019, we had aggregate outstanding senior notes payable of $1.55 billion. Our senior notes payable, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $250 million par 5.625% senior notes due 2024, $500 million par 3.625% senior notes due 2026, and $800 million par 4.95% senior notes due 2046. See Note 15 of our 2019 Form 10-K for additional information.

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

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed while others are company-directed. Certain policies which we could readily borrow against had a cash surrender value of $615 million as of December 31, 2019, comprised of $350 million related to employee-directed plans and $265 million related to company-directed plans, and we were able to borrow up to 90%, or $554 million, of the December 31, 2019 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of December 31, 2019.

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

Total assets of $40.15 billion as of December 31, 2019 were $1.32 billion, or 3%, greater than our total assets as of September 30, 2019. The increase in assets was primarily due to a $567 million increase in cash and cash equivalents segregated pursuant to regulations, a $465 million increase in other assets primarily due to ROU assets recorded as a result of the adoption of new guidance related to the

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

accounting for leases, and a $405 million increase in bank loans. Offsetting these increases, brokerage client receivables, net and receivables from brokers, dealers and clearing organizations decreased $144 million and $119 million respectively.

As of December 31, 2019, our total liabilities of $33.25 billion were $1.06 billion, or 3%, greater than our total liabilities as of September 30, 2019. The increase in total liabilities was comprised of a $694 million increase in bank deposits, primarily due to higher RJBDP balances held at RJ Bank and certificates of deposit issuances during the period, a $524 million increase in brokerage client payables, primarily due to a seasonal increase in client cash held in our CIP as of December 31, 2019, and a net increase of $401 million in other payables primarily due to operating lease liabilities recorded as a result of the adoption of new guidance related to the accounting for leases. Offsetting these increases was a decrease in accrued compensation, commissions and benefits of $339 million, primarily due to the payment of accrued bonuses during the three months ended December 31, 2019.

See Notes 2 and 9 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information on our adoption of the new leasing guidance.

Contractual obligations

There were no significant changes to the contractual obligations presented in our 2019 Form 10-K, other than in the ordinary course of business, as of December 31, 2019. See Note 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding commitments as of December 31, 2019.

Regulatory

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory” of our 2019 Form 10-K.

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of December 31, 2019, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF and RJ Bank were categorized as “well-capitalized” as of December 31, 2019. The maintenance of certain risk-based and other regulatory capital levels could impact various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities.

See Note 18 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information on regulatory capital requirements.

Critical accounting estimates

The condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during any reporting period in our condensed consolidated financial statements. Management has established detailed policies and control procedures intended to ensure the appropriateness of such estimates and assumptions and their consistent application from period to period. For a description of our significant accounting policies, see Note 2 of the Notes to Consolidated Financial Statements of our 2019 Form 10-K.

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

Valuation of financial instruments

The use of fair value to measure financial instruments, with related gains or losses recognized in our Condensed Consolidated Statements of Income and Comprehensive Income, is fundamental to our financial statements and our risk management processes. See Note 2 of our 2019 Form 10-K for a discussion of our fair value accounting policies regarding financial instruments owned and financial instruments sold but not yet purchased. See Note 3 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our financial instruments at fair value.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Loss provisions

Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting estimates - Loss provisions” of our 2019 Form 10-K for more information.

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of our 2019 Form 10-K. In addition, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matter contingencies as of December 31, 2019.

Loan loss provisions arising from operations of RJ Bank

We provide an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in RJ Bank’s loan portfolio. See the discussion regarding our methodology in estimating the allowance for loan losses in Note 2 of our 2019 Form 10-K. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our bank loans.

At December 31, 2019, the amortized cost of all RJ Bank loans was $21.51 billion and the allowance for loan losses was $216 million, which was 1.01% of the held for investment loan portfolio.

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

Off-balance sheet arrangements

For information regarding our off-balance sheet arrangements, see Note 2 of the Notes to Consolidated Financial Statements of our 2019 Form 10-K and Note 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

Governance

Our Board of Directors oversees the firm’s management and mitigation of risk, setting a culture that encourages ethical conduct and risk management throughout the firm.  Senior management communicates and reinforces this culture through three lines of risk management and a number of senior-level management committees.  Our first line of risk management, which includes all of our

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

businesses, owns its risks and is responsible for helping to identify, escalate, and mitigate risks arising from its day-to-day activities.  The second line of risk management, which includes the Compliance, Legal, and Risk Management departments, supports and provides guidance, advice, and oversight to client-facing businesses and other first-line risk management functions in identifying and mitigating risk. The second line of risk management also tests and monitors the effectiveness of controls, escalates risks when appropriate, and reports on these risks.  The third line of risk management, Internal Audit, independently reviews activities conducted by the previous lines of risk management to assess their management and mitigation of risk, providing additional assurance to the Board of Directors and senior management, with a view toward enhancing our oversight, management, and mitigation of risk.

Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our trading inventory, derivatives and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and, to a lesser extent, through our banking operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Market risk” of our 2019 Form 10-K for a discussion of our market risk, including how we manage such risk. See Notes 3, 4 and 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for fair value and other information regarding our trading inventories, available-for-sale securities and derivative instruments.

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

We monitor the Value-at-Risk (“VaR”) for all of our trading portfolios on a daily basis. VaR is an appropriate statistical technique for estimating potential losses in trading portfolios due to typical adverse market movements over a specified time horizon with a suitable confidence level. We apply the Fed’s Market Risk Rule (“MRR”) for the purpose of calculating our capital ratios. The MRR, also known as the “Risk-Based Capital Guidelines: Market Risk” rule released by the Fed, the Office of the Comptroller of the Currency (“OCC”) and FDIC, requires us to calculate VaR for all of our trading portfolios, including fixed income, equity, foreign exchange and derivatives.

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

The Fed’s MRR requires us to perform daily back-testing procedures of our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income and intraday trading. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three months ended December 31, 2019, our regulatory-defined daily loss in our trading portfolios did not exceed our predicted VaR.

The following table sets forth the high, low, period-end and daily average VaR for all of our trading portfolios, including fixed income, equity and derivative instruments, for the period and dates indicated.

	Three months ended December 31, 2019		Period-end VaR			Three months ended December 31,
$ in millions	High	Low	December 31, 2019	September 30, 2019	$ in millions	2019	2018
Daily VaR	$2	$1	$1	$1	Daily average VaR	$1	$1

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
Management’s Discussion and Analysis

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

Banking operations

RJ Bank maintains an earning asset portfolio that is comprised of cash, C&I loans, tax-exempt loans, commercial and residential real estate loans, SBL and other loans, as well as MBS and CMOs (held in the available-for-sale securities portfolio), Small Business Administration loan securitizations and a trading portfolio of corporate loans.  These earning assets are primarily funded by client deposits.  Based on its current earning asset portfolio, RJ Bank is subject to interest rate risk.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Market risk” of our 2019 Form 10-K.

We utilize a hedging strategy using interest rate swaps as a result of RJ Bank’s asset and liability management process. For further information regarding this hedging strategy, see Note 2 of the Notes to Consolidated Financial Statements of our 2019 Form 10-K.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model.

Instantaneous changes in rate	Net interest income ($ in millions)	Projected change in net interest income
+200	$814	(2.75)%
+100	$849	1.43%
0	$837	—
-100	$686	(18.04)%

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-Q for a discussion of the impact changes in short-term interest rates could have on the firm’s operations.

The following table shows the contractual maturities of RJ Bank’s loan portfolio at December 31, 2019, including contractual principal repayments.  This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table. Loan amounts in the table exclude unearned income and deferred expenses.

	Due in
$ in millions	One year or less	> One year – five years	> 5 years	Total
Loans held for investment:
C&I loans	$185	$3,837	$4,021	$8,043
CRE construction loans	44	83	40	167
CRE loans	547	2,499	727	3,773
Tax-exempt loans	—	77	1,143	1,220
Residential mortgage loans	—	5	4,700	4,705
SBL and other	3,360	51	—	3,411
Total loans held for investment	4,136	6,552	10,631	21,319
Loans held for sale	—	—	188	188
Total loans	$4,136	$6,552	$10,819	$21,507

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2019. Loan amounts in the table exclude unearned income and deferred expenses.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
Loans held for investment:
C&I loans	$148	$7,710	$7,858
CRE construction loans	—	123	123
CRE loans	108	3,118	3,226
Tax-exempt loans	1,220	—	1,220
Residential mortgage loans	228	4,477	4,705
SBL and other	1	50	51
Total loans held for investment	1,705	15,478	17,183
Loans held for sale	3	185	188
Total loans	$1,708	$15,663	$17,371

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

In our RJ Bank available-for-sale securities portfolio, we hold primarily fixed-rate agency MBS and CMOs which were carried at fair value on our Condensed Consolidated Statements of Financial Condition at December 31, 2019, with changes in the fair value of the portfolio recorded through OCI in our Condensed Consolidated Statements of Income and Comprehensive Income. At December 31, 2019, our RJ Bank available-for-sale securities portfolio had a fair value of $3.22 billion with a weighted-average yield of 2.35% and an average expected duration of three years. See Note 4 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on the fair value of these securities.

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

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar. For example, a portion of our bank loan portfolio includes loans which are denominated in Canadian dollars totaling $1.14 billion and $1.10 billion at December 31, 2019 and September 30, 2019, respectively. A portion of such loans are held by RJ Bank’s Canadian subsidiary, which is discussed in the following sections.

Investments in foreign subsidiaries

RJ Bank has an investment in a Canadian subsidiary, resulting in foreign exchange risk. To mitigate its foreign exchange risk, RJ Bank utilizes short-term, forward foreign exchange contracts. These derivatives are primarily accounted for as net investment hedges in the condensed consolidated financial statements. See Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding these derivatives.

We had foreign exchange risk in our investment in RJ Ltd. of CAD 363 million at December 31, 2019, which was not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding our components of OCI.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

We also have foreign exchange risk associated with our investments in subsidiaries located in Europe. These investments are not hedged and we do not believe we have material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries.

Transactions and resulting balances denominated in a currency other than the U.S. dollar

We are subject to foreign exchange risk due to our holdings of cash and certain other assets and liabilities resulting from transactions denominated in a currency other than the U.S. dollar. Any currency-related gains/losses arising from these foreign currency denominated balances are reflected in “Other” revenues in our Condensed Consolidated Statements of Income and Comprehensive Income. The foreign exchange risk associated with a portion of such transactions and balances denominated in foreign currency are mitigated utilizing short-term, forward foreign exchange contracts. Such derivatives are not designated hedges and therefore, the related gains/losses associated with these contracts are included in “Other” revenues in our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding our derivatives.

Credit risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction, and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities. See further discussion of our credit risk, including how we manage such risk, in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2019 Form 10-K.

RJ Bank has a substantial loan portfolio.  A significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector or sectors where RJ Bank has a concentration could result in large provisions for loan losses and/or charge-offs.

Our allowance for loan losses is regularly evaluated with adjustments made on a quarterly basis. Several factors were taken into consideration in evaluating the allowance for loan losses at December 31, 2019, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. Finally, RJ Bank considered current economic conditions and other factors that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate. There was no material change in RJ Bank’s methodology for determining the allowance for loan losses during the three months ended December 31, 2019.

RJ Bank’s allowance for loan losses as a percentage of bank loans outstanding was 1.01% and 1.04% at December 31, 2019 and September 30, 2019, respectively. See Note 7 in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for detail on the changes in RJ Bank’s allowance for loan losses.
The loan loss benefit for the three months ended December 31, 2019 was $2 million compared to a loan loss provision of $16 million for the prior year quarter. See further explanation of the loan loss provision increase in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - RJ Bank” of this Form 10-Q.
The level of charge-off activity is a factor that is considered in evaluating the potential for severity of future credit losses. The following table presents net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment.

	Three months ended December 31,
	2019		2018
$ in millions	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
Residential mortgage loans	—	—	1	0.06%
Total	$—	—%	$1	0.01%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The level of nonperforming loans is another indicator of potential future credit losses. The following table presents the nonperforming loans balance and total allowance for loan losses for the periods presented.

	December 31, 2019		September 30, 2019
$ in millions	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
Loans held for investment:
C&I loans	$16	$139	$19	$139
CRE construction loans	—	2	—	3
CRE loans	7	46	8	46
Tax-exempt loans	—	8	—	9
Residential mortgage loans	15	17	16	16
SBL and other	—	4	—	5
Total	$38	$216	$43	$218
Total nonperforming loans as a % of RJ Bank total loans	0.18%		0.21%

Included in nonperforming residential mortgage loans were $9 million in loans for which $4 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance. See Note 7 in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for loan categories as a percentage of total loans receivable.

The nonperforming loan balances in the preceding table exclude $11 million and $12 million as of December 31, 2019 and September 30, 2019, respectively, of residential TDRs which were returned to accrual status in accordance with our policy. Total nonperforming assets, including other real estate acquired in the settlement of residential mortgages, amounted to $41 million and $46 million at December 31, 2019 and September 30, 2019, respectively. Total nonperforming assets as a percentage of RJ Bank total assets was 0.16% and 0.18% at December 31, 2019 and September 30, 2019, respectively.

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2019 Form 10-K. There were no material changes in RJ Bank’s underwriting policies during the three months ended December 31, 2019.

Risk monitoring process

Another component of credit risk strategy at RJ Bank is the ongoing risk monitoring and review processes for all residential, SBL, corporate and tax-exempt credit exposures, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no material changes to those processes and policies during the three months ended December 31, 2019.

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

	Amount of delinquent residential loans			Delinquent residential loans as a percentage of outstanding loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
December 31, 2019	$3	$9	$12	0.06%	0.19%	0.25%
September 30, 2019	$2	$10	$12	0.04%	0.22%	0.26%

Our December 31, 2019 percentage continues to compare favorably to the national average for over 30 day delinquencies of 2.64%, as most recently reported by the Fed.

Credit risk is also managed by diversifying the residential mortgage portfolio. The following table details the geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans.

	December 31, 2019
	Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans
CA	26.4%	5.8%
FL	16.5%	3.7%
TX	7.9%	1.7%
NY	7.4%	1.6%
CO	3.8%	0.8%

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At December 31, 2019 and September 30, 2019, these loans totaled $1.40 billion and $1.29 billion, respectively, or approximately 30% of the residential mortgage portfolio as of each of these dates.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at December 31, 2019, begins amortizing is 6.2 years.

A component of credit risk management for the residential portfolio is the LTV ratio and borrower credit score at origination or purchase. The most recent weighted-average LTV ratios and FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio were 64% and 765, respectively.

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

	December 31, 2019
	Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans
Office real estate	8.2%	4.5%
Business systems and services	7.4%	4.1%
Automotive/transportation	6.5%	3.6%
Hospitality	5.9%	3.2%
Multifamily	5.3%	2.9%

Liquidity risk

See the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes, including cybersecurity incidents. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Operational risk” of our 2019 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes. There have been no material changes in such processes during the three months ended December 31, 2019.

As more fully described in the discussion of our business technology risks included in various risk factors presented in Item 1A “Risk Factors” of our 2019 Form 10-K, despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, cyberattacks and other information security breaches, and other events that could have an impact on the security and stability of our operations.  To-date, we have not experienced any material losses relating to cyberattacks or other information security breaches; however, there can be no assurances that we will not suffer such losses in the future.

Model risk

Model risk refers to the possibility of unintended business outcomes arising from the design, implementation or use of models. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Model risk” of our 2019 Form 10-K for information regarding how we utilize models throughout the firm and how we manage model risk.

Compliance risk

Compliance risk is the risk of legal or regulatory sanctions, financial loss, or reputational damage that the firm may suffer from a failure to comply with applicable laws, external standards, or internal requirements. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Compliance risk” of our 2019 Form 10-K for information on our compliance risks, including how we manage such risks. There have been no material changes in our risk mitigation processes during the three months ended December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management” of this Form 10-Q for our quantitative and qualitative disclosures about market risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered securities for the three months ended December 31, 2019.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the three months ended December 31, 2019.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end, of securities that may yet be purchased under the plans or programs

October 1, 2019 – October 31, 2019	5,582	$84.80	—	$750
November 1, 2019 – November 30, 2019	86,720	$89.35	—	$750
December 1, 2019 – December 31, 2019	132,723	$89.33	125,567	$739
First quarter	225,025	$89.23	125,567

In the preceding table, the total number of shares purchased includes shares purchased pursuant to our Restricted Stock Trust Fund, which was established to acquire our common stock in the open market and used to settle RSUs granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiaries. For more information on this trust fund, see Note 2 of the Notes to Consolidated Financial Statements of our 2019 Form 10-K and Note 8 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. These activities do not utilize the repurchase authorization presented in the preceding table.

The total number of shares purchased also includes shares repurchased as a result of employees surrendering shares as payment for option exercises or withholding taxes. These activities do not utilize the repurchase authorization presented in the preceding table.

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

31.1	Certification of Paul C. Reilly pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Paul M. Shoukry pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Paul C. Reilly and Paul M. Shoukry pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	February 7, 2020	/s/ Paul C. Reilly
Paul C. Reilly
Chairman and Chief Executive Officer

Date:	February 7, 2020	/s/ Paul M. Shoukry
Paul M. Shoukry
Chief Financial Officer and Treasurer